Form 10-Q
period 1996-05-31
GREENBRIER COMPANIES INC
filed 1996-07-15
CIK 923120

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
          --------------------------------------------------

                             Form 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
            for the quarterly period ended May 31, 1996

                                or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
          for the transition period from ______ to ______


                    Commission File No. 1-13146

          --------------------------------------------------

                  THE GREENBRIER COMPANIES, INC.
      (Exact name of registrant as specified in its charter)


              Delaware                     93-0816972
      (State of Incorporation)(I.R.S. Employer Identification No.)


     One Centerpointe Drive, Suite 200, Lake Oswego, OR  97035
       (Address of principal executive offices)        (Zip Code)


                        (503)684-7000
     (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes   X      No

   The number of shares of the registrant's common stock, $0.001 par value per share, outstanding on June 30, 1996 was 14,160,000 shares.

                                    THE GREENBRIER COMPANIES, INC.

                  PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)

                                               May 31,    August 31,
                                                1996         1995
                                             ----------- -----------
ASSETS
 MANUFACTURING
  Current assets:
   Cash and cash equivalents                 $   1,584   $   1,653
   Accounts receivable                          23,248      28,003
   Inventories                                  65,065      86,280
   Prepaid expenses                              1,948       1,497
                                             ----------- -----------
                                                91,845     117,433

  Property, plant and equipment                 35,170      33,135
  Other                                          3,478       4,200
                                             ----------- -----------
                                               130,493     154,768
 LEASING AND SERVICES
  Cash and cash equivalents                      4,220       8,697
  Restricted cash and investments               13,013       3,664
  Accounts and notes receivable                 26,609      11,610
  Railcars held for refurbishment or sale       40,221      13,559
  Investment in direct finance leases          184,412     168,402
  Equipment on operating leases                165,133     158,661
  Prepaid expenses and other                    15,352      13,028
                                             ----------- -----------
                                               448,960     377,621
                                             ----------- -----------
                                             $ 579,453   $ 532,389
                                             =========== ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
 MANUFACTURING
  Current liabilities:
   Revolving notes                           $  22,220   $  27,313
   Accounts payable and accrued liabilities     45,722      45,647
   Current portion of notes payable                936         966
                                             ----------- -----------
                                                68,878      73,926

  Notes payable                                 13,366      13,512
                                             ----------- -----------
                                                82,244      87,438
 LEASING AND SERVICES
  Revolving notes                                8,601         -
  Accounts payable and accrued liabilities      58,480      47,767
  Deferred revenue                               6,267       4,729
  Deferred participation                        30,413      27,829
  Deferred income taxes                         18,396      15,730
  Notes payable                                185,342     176,276
                                             ----------- -----------
                                               307,499     272,331

  Subordinated debt                             43,489      37,762

 Minority interest                              38,090      38,040

 COMMITMENTS AND CONTINGENCIES (NOTE 3)

 STOCKHOLDERS' EQUITY
  Preferred stock - $0.001 par value, 25,000
    shares authorized, none issued                 -           -
  Common stock - $0.001 par value, 50,000
    shares authorized, 14,160 outstanding           14          14
  Additional paid-in capital                    49,051      48,894
  Retained earnings                             58,677      47,383
  Foreign currency translation adjustments         389         527
                                             ----------- -----------
                                               108,131      96,818
                                             ----------- -----------
                                             $ 579,453   $ 532,389
                                             =========== ===========


The accompanying notes are an integral part of these statements.

                                    THE GREENBRIER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts, unaudited)

                             Three Months Ended    Nine Months Ended
                                  May 31,               May 31,
                            -------------------   -------------------
                              1996      1995        1996      1995
                            -------------------   -------------------
REVENUES
 Manufacturing              $ 95,842  $ 94,756    $308,345  $215,307
 Leasing and services         25,298    22,568      71,651    67,781
                            --------- ---------   --------- ---------
  Total revenues             121,140   117,324     379,996   283,088

COSTS AND EXPENSES
 Cost of manufacturing sales  85,529    82,060     276,461   191,074
 Leasing and services         10,734     9,488      31,656    28,740
 Selling and administrative
  expense:
  Manufacturing                3,828     3,073      10,852     8,381
  Leasing and services         4,129     2,945      11,147     8,688
  Corporate                    1,487     1,711       4,955     4,489
                            --------- ---------   --------- ---------
                               9,444     7,729      26,954    21,558
 Interest expense:
  Manufacturing                  565       800       2,397     1,632
  Leasing and services         5,553     5,661      16,506    17,022
                            --------- ---------   --------- ---------
                               6,118     6,461      18,903    18,654
 Minority interest:
  Manufacturing                  424      (476)       (105)     (476)
  Leasing and services           761       895       2,182     2,512
                            --------- ---------   --------- ---------
                               1,185       419       2,077     2,036
                            --------- ---------   --------- ---------

  Total costs and expenses   113,010   106,157     356,051   262,062

EARNINGS BEFORE INCOME TAX EXPENSE
  Manufacturing                5,496     9,299      18,740    14,696
  Leasing and services         4,121     3,579      10,160    10,819
  Corporate                   (1,487)   (1,711)     (4,955)   (4,489)
                            --------- ---------   --------- ---------
                               8,130    11,167      23,945    21,026
Income tax expense            (3,229)   (4,880)    (10,102)   (9,021)
                            --------- ---------   --------- ---------

NET EARNINGS                $  4,901  $  6,287    $ 13,843  $ 12,005
                            ========= =========   ========= =========

Net earnings per share      $   0.35  $   0.44    $   0.98  $   0.85
                            ========= =========   ========= =========

Weighted average shares
  outstanding                 14,160    14,160      14,160    14,160
                            ========= =========   ========= =========

Dividends declared
  per share                 $   0.06  $   0.06    $   0.18  $   0.18
                            ========= =========   ========= =========

The accompanying notes are an integral part of these statements.

                                    THE GREENBRIER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                  Nine Months Ended
                                                       May 31,
                                                --------------------
                                                  1996       1995
                                                ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                   $ 13,843   $ 12,005
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
  Deferred income taxes                            2,666      2,255
  Deferred participation                           2,584      7,203
  Depreciation and amortization                   17,886     16,180
  Gain on sales of equipment                      (3,853)    (3,029)
  Other                                           (1,133)     1,033
 Decrease (increase) in assets:
  Accounts and notes receivable                  (10,244)   (21,158)
  Inventories                                     21,215    (30,141)
  Prepaid expenses and other                      (2,991)      (656)
 Increase (decrease) in liabilities:
  Accounts payable and accrued liabilities        10,788     22,627
  Deferred revenue                                 1,538       (907)
                                                ---------  ---------
 Net cash provided by operating activities        52,299      5,412
                                                ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of subsidiary, net of cash acquired     -      (23,916)
 Principal payments received under direct
   finance leases                                  5,604      5,413
 Investment in direct finance leases             (21,030)   (29,016)
 Proceeds from sales of equipment                 59,625     14,609
 Purchase of property and equipment             (102,125)   (38,409)
 Use of(investment in) restricted cash
  and investments                                 (9,349)     4,353
                                                ---------  ---------
 Net cash used in investing activities           (67,275)   (66,966)
                                                ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from borrowings                         28,337     30,966
 Repayments of borrowings                        (15,358)   (17,728)
 Proceeds from minority investors                    -        9,221
 Dividends                                        (2,549)    (2,548)
                                                ---------  ---------
 Net cash provided by financing activities        10,430     19,911
                                                ---------  ---------

DECREASE IN CASH AND CASH EQUIVALENTS             (4,546)   (41,643)
Cash and cash equivalents
 Beginning of period                              10,350     50,196
                                                ---------  ---------
 End of period                                  $  5,804   $  8,553
                                                =========  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
  Interest                                      $ 16,471   $ 16,366
  Income taxes                                     9,880      4,602

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
 Equipment obtained through borrowings          $  6,680   $  3,939
 Repayment of borrowings through return of
   railcars held for refurbishment                 1,534      5,315

The accompanying notes are an integral part of these statements.

                                    THE GREENBRIER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, unaudited)

Note 1 - INTERIM FINANCIAL STATEMENTS

The consolidated financial statements of The Greenbrier Companies, Inc. and Subsidiaries (the "Company") as of May 31, 1996 and for the three and nine months ended May 31, 1996 and 1995, have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which in the opinion of management are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the nine months ended May 31, 1996 are not necessarily indicative of the results to be expected for the entire year ending August 31, 1996.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements contained in the Company's 1995 Annual Report to Stockholders incorporated by reference into the Company's 1995 Annual Report on Form 10-K.


Note 2 - INVENTORIES
                                               May 31,    August 31,
                                                1996        1995
                                             ----------- -----------

Manufacturing supplies and raw materials     $    8,551  $    7,832
Work-in-process                                  56,514      78,448
                                             ----------- -----------
                                             $   65,065  $   86,280
                                             =========== ===========


Note 3 - COMMITMENTS AND CONTINGENCIES

Purchase commitments of approximately $3,714 for leasing and services operating equipment were outstanding as of May 31, 1996.


Note 4 - SUBSEQUENT EVENT

Subsequent   to   May  31,  1996,  the  Company  consummated   the
acquisition of Superior Transportation Systems, Inc. and the remaining interest in its existing fifty percent owned subsidiary, Tolan O'Neal Transportation & Logistics, Inc. as part of a planned expansion of the Company's third-party transportation logistics services. The acquisitions will be accounted for using the purchase method.

                                    THE GREENBRIER COMPANIES, INC.

Item 2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

The Greenbrier Companies, Inc. and Subsidiaries ("Greenbrier") currently operates in two primary business segments: the manufacture of railcars and marine vessels and the refurbishment of railcars; and the leasing and management of surface transportation equipment and related services. The two business segments are operationally integrated. The manufacturing operations produce double-stack intermodal railcars, conventional railcars and marine vessels and perform refurbishment and maintenance activity, a portion of which is for railcar leasing operations. The leasing and services operation undertakes most of the sales and marketing activities for the manufacturing
operations.   New  product development is  also  conducted  on  an
integrated basis.

Subsequent to May 31, 1996, Greenbrier acquired Superior Transportation Systems, Inc. and the remaining interest in its existing fifty percent owned subsidiary, Tolan O'Neal Transportation & Logistics, Inc. These transactions, along with the planned acquisition of Interamerican Logistics Inc. discussed in the February 29, 1996 Form 10-Q, are the first steps in a planned expansion of Greenbrier's third-party transportation logistics services. The Interamerican transaction is anticipated to be complete early in fiscal 1997. Synergies with the existing manufacturing and leasing businesses include building stronger relationships with customers in the railroad and shipping community and providing access to Greenbrier's asset base in railcars, trailers and containers. The acquisitions were funded from working capital and are not expected to have a significant impact on 1996 earnings.

The following table sets forth information regarding costs and expenses expressed as a percentage of the associated manufacturing or leasing and services revenue.

                            Three Months Ended    Nine Months Ended
                                 May 31,               May 31,
                            -------------------  -------------------
                              1996      1995       1996      1995
                            -------------------  -------------------
Manufacturing:
 Sales                       100.0%    100.0%     100.0%    100.0%
 Cost of sales                89.2      86.6       89.7      88.7
 Selling and administrative
  expense                      4.0       3.2        3.5       3.9
 Interest expense              0.6       0.8        0.8       0.8
 Minority interest             0.5      (0.5)      (0.1)     (0.2)
 Earnings before income tax
  expense                      5.7       9.9        6.1       6.8

Leasing and services:
 Revenues                    100.0%    100.0%     100.0%    100.0%
 Operating expense            42.4      42.0       44.2      42.4
 Selling and administrative
  expense                     16.3      13.0       15.6      12.8
 Interest expense             22.0      25.1       23.0      25.1
 Minority interest             3.0       4.0        3.0       3.7
 Earnings before income tax
  expense                     16.3      15.9       14.2      16.0

Corporate expense as a
 percentage of total revenues  1.2       1.5        1.3       1.6

Income tax expense as a percentage
 of pre-tax earnings          39.7      43.7       42.2      42.9

Net earnings as a percentage of
 total revenues                4.0       5.4        3.6       4.2


Three Months Ended May 31, 1996 Compared to Three Months Ended May
31, 1995

 Revenues. Manufacturing revenue for the three-month period ended May 31, 1996 increased slightly over the corresponding period in the prior year. Revenue from Canadian operations was substantially greater than the prior comparable period due to increased volume and a product mix with higher unit sales value. During the 1995 period the Canadian facility experienced production difficulties. The increase in revenue from Canadian operations in 1996 was largely offset by decreased revenue from U.S. operations resulting from fewer railcar deliveries, partially offset by a product mix including railcars with a higher unit sales value. Total deliveries decreased by 237 to 1,362 in the current quarter, compared to 1,599 in the prior comparable period. The manufacturing backlog of railcars for sale and lease was approximately 2,700 railcar platforms with an estimated value of $165 million as of May 31, 1996.

                                    THE GREENBRIER COMPANIES, INC.

  Leasing and services revenue increased $3 million, or 12%, for the quarter ended May 31, 1996 compared to the quarter ended May 31, 1995. This increase is primarily due to revenue from additional railcars placed in lease service partially offset by a decrease in revenue from automobile transportation services as a result of the lower volume of automobiles transported.

  Pre-tax earnings realized on the disposition of leased equipment during the quarter were 50% more than the $1 million realized in the corresponding prior period.

  Cost of Manufacturing Sales. Cost of sales as a percentage of manufacturing revenue increased in the quarter ended May 31, 1996 to 89% from 87% in the quarter ended May 31, 1995. The lower margins achieved in the current quarter result from line changeovers and a less favorable product mix at U.S. operations partially offset by continuing improvement in manufacturing efficiencies at the Canadian operation. The prior period margin benefited from efficiencies of longer production runs on a product mix that included a greater proportion of higher margin products.

  Leasing and Services Expense. Leasing and services expense as a percentage of revenue remained consistent at 42% for the three-month period ended May 31, 1996 compared to the corresponding prior period. Reduced contribution from automobile transportation services due to lower volumes, start-up utilization of the highway trailer rental operation and softening of the intermodal trailer and container market were offset by a restructuring of certain lease participation costs.

  Selling and Administrative Expense. As a percentage of revenue, total selling and administrative expense for the three months ended May 31, 1996 increased compared to the corresponding prior period. Lower manufacturing volume and increased leasing and services costs associated with the start up of the highway trailer rental operation were the primary contributors to the increase in expense as a percentage of revenue.

  Interest Expense. Interest expense decreased slightly as the effect of lower interest rates on working capital borrowings and normal paydowns of term debt exceeded current year borrowings.

  Minority Interest. Manufacturing minority interest increased as a result of improved earnings of the Canadian operation. Leasing minority interest decreased due to reduced earnings from automobile transportation services.

  Income Tax Expense. The income tax provision for the quarter ended May 31, 1996 represents an effective tax rate of 42% on U.S. operations which is consistent with the corresponding prior period. Consolidated income taxes as a percentage of pre-tax earnings are less than 42% as the Canadian operation had generated operating loss carryforwards which offset current period earnings.


Nine  Months Ended May 31, 1996 Compared to Nine Months Ended  May
31, 1995

 Revenues. Manufacturing revenues for the nine-month period ended May 31, 1996 increased $93 million, or 43%, over the corresponding prior period. Canadian operations, acquired in March 1995, contributed the majority of the increase. Revenue from U.S. operations decreased slightly due to a product mix characterized by higher unit sales value on fewer railcars delivered than the product mix in the prior comparable period. The number of railcars sold increased by 856 to 4,689 for the nine months ended May 31, 1996 from 3,833 in the prior year comparable period.

 Leasing and services revenue increased $4 million, or 6%, for the nine-month period ended May 31, 1996 compared to the nine-month period ended May 31, 1995. This increase is primarily due to revenue from additional railcars placed in lease service partially offset by a decrease in revenue from automobile transportation services as a result of the lower volume of automobiles transported.

 Pre-tax income realized on disposition of leased equipment during the nine-month period ended May 31, 1996 amounted to $3.4 million compared to $2.8 million in the corresponding prior period.

                                    THE GREENBRIER COMPANIES, INC.

  Cost of Manufacturing Sales. Cost of sales as a percentage of manufacturing revenue for the nine-month period ended May 31, 1996 increased slightly compared to the corresponding prior period. Improved margins achieved by U.S. operations due to a favorable product mix and the efficiencies of long production runs early in the year were offset by lower margins achieved at the Canadian operation.

  Leasing and Services Expense. Leasing and services expense as a percentage of revenue increased to 44% for the nine-month period ended May 31, 1996 as compared to 42% for the corresponding prior period. Reduced contribution from automobile transportation services due to lower volume, as well as start-up utilization of the highway trailer rental operation and the softening of the intermodal trailer and container market were the primary reasons for the increased percentage.

  Selling and Administrative Expense. As a percentage of revenue, total selling and administrative expense declined due to increased manufacturing volume reduced by higher leasing and services costs associated with the start up of the highway trailer rental operation.

 Interest Expense. The increase in manufacturing interest expense for the nine-month period ended May 31, 1996 compared to the corresponding prior period relates mainly to working capital borrowings associated with the Canadian operation and to increased production and inventory levels. The slight decrease in leasing and services interest expense results from normal paydowns of term debt offset somewhat by current year borrowings.

  Minority Interest. Minority interest for the nine-month period ended May 31, 1996 is consistent with the corresponding prior period. The minority investors' share of operating losses at the Canadian facility was reduced due to improved operations during the current year. Decreased operating earnings relating to automobile transportation services has reduced the leasing and services minority interest.

  Income Tax Expense. The income tax provision for the nine-month period ended May 31, 1996 represents an effective tax rate of 42% on U.S. operations which is consistent with the prior period. As the Canadian operation is not included in the U.S. consolidated tax return, no tax benefit has been recognized on the losses incurred by Canadian operations.


Liquidity and Capital Resources

  Cash provided by operations totaled $52 million for the nine-month period ended May 31, 1996 compared to $5 million for the corresponding prior period. The fluctuation in cash from operations is due to the decrease in inventory resulting primarily from increased railcar deliveries offset somewhat by purchases of materials required for the construction of two marine barges. Inventory levels at August 31, 1995 were higher than anticipated due to the temporary suspension of production at the Canadian operation.

 Existing credit facilities for operations aggregate approximately $101 million at May 31, 1996. A $43 million revolving credit line is available through March 1997 which provides working capital and interim financing of equipment for leasing and services operations. Borrowings under the revolving credit line were $9 million at May 31, 1996. A $30 million operating line for working capital and a $10 million five-year term facility for certain manufacturing capital expenditures are available through February 1999 and December 1997 for U.S. manufacturing operations. Borrowings outstanding under the operating line were $11 million at May 31, 1996 and there were no borrowings outstanding under the term facility. An $18 million (at the May 31, 1996 exchange rate) operating line is available through March 1997 for working capital and certain capital expenditures for Canadian operations. Borrowings outstanding under this line at May 31, 1996 were $11 million. The weighted average interest rate on amounts outstanding with respect to these credit facilities was 9% for the nine-months ended May 31, 1996.

                                    THE GREENBRIER COMPANIES, INC.

  Capital expenditures totaled $130 million for the nine-months ended May 31, 1996 compared to $71 million for the nine-months ended May 31, 1995. Of these capital expenditures, approximately $125 million and $65 million were attributable to leasing and services operations. Leasing and services capital expenditure programs included additions to the leased railcar fleet under refurbishment programs and various additions to the lease fleet related to other equipment purchases. Certain of these additions are not anticipated to be held long-term but rather sold to other parties and accordingly are included in Railcars held for refurbishment or sale. Leasing and services capital expenditures for the remainder of 1996 are expected to be approximately $23 million.

  Approximately $5 million and $6 million of the total capital expenditures for the nine-months ended May 31, 1996 and May 31, 1995 were attributable to manufacturing operations. Capital expenditure programs included new and upgraded manufacturing plant and equipment to improve efficiencies and increase capacity. Manufacturing capital expenditures for the remainder of 1996 are expected to be approximately $2 million and will include plant improvements and equipment acquisitions to further increase production capacity and efficiency.

  Operations in Canada give rise to market risks from changes in foreign currency exchange rates. Forward exchange contracts have been entered into to hedge these risks. At May 31, 1996 the net amount of foreign exchange contracts outstanding for the purchase of Canadian dollars was $15 million maturing at various dates through November 1996. Realized and unrealized gains and losses from such off-balance sheet contracts are deferred and recognized in earnings concurrent with the hedged transaction.

 Dividends of $.06 per share have been paid quarterly beginning in 1995. Additionally, the next quarterly dividend of $.06 per share was declared in July 1996 to be paid in August 1996.

  Management expects existing funds and cash generated from operations, together with borrowings under existing credit facilities, will be sufficient to fund dividends, working capital needs, planned capital expenditures and expected debt repayments. Management anticipates long-term financing will be required and will continue to be available for the purchase of equipment to expand Greenbrier's lease fleet.

                                    THE GREENBRIER COMPANIES, INC.


                    PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


(a)  Exhibits

   10.32  Stock Purchase Agreement between and among Greenbrier
          Logistics, Inc. and A. Daniel O'Neal dated as of June 28, 1996.

   10.33  Employment  Agreement dated  June  1,  1996  between
          Greenbrier Logistics, Inc. and A. Daniel O'Neal, Jr.

   27.    Financial Data Schedule

(b)  Form 8-K

   No reports on Form 8-K were filed during the quarter for which this report is filed.

                                    THE GREENBRIER COMPANIES, INC.

                            SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE GREENBRIER COMPANIES, INC.


Date: July 12, 1996                 By: /s/ Larry G. Brady
     ------------------                 --------------------------
                                         Larry G. Brady
                                         Vice President and
                                         Chief Financial Officer

                                         (Principal Financial and
                                         Accounting Officer)