Form 10-K405
period 1996-08-31
GREENBRIER COMPANIES INC
filed 1996-11-26
CIK 923120

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549-1004

                                      FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED AUGUST 31, 1996
                                          or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
              for the transition period from ___________ to ___________

                             Commission File No. 1-13146

                          ----------------------------------

                            THE GREENBRIER COMPANIES, INC.
                (Exact name of Registrant as specified in its charter)

           DELAWARE                               93-0816972
    (State of Incorporation)           (IRS Employer Identification No.)

                          ONE CENTERPOINTE DRIVE, SUITE 200
                              LAKE OSWEGO, OREGON  97035
                       (Address of principal executive offices)
                                    (503) 684-7000
                 (Registrant's telephone number, including area code)

                          ----------------------------------

             Securities registered pursuant to Section 12(b) of the Act:

       (Title of Each Class)                     (Name of Each Exchange
         COMMON STOCK,                             on Which Registered)
    PAR VALUE $0.001 PER SHARE                   NEW YORK STOCK EXCHANGE

             Securities registered pursuant to Section 12(g) of the Act:
                                         NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   X
         -----

Aggregate market value of the Registrant's Common Stock held by non-affiliates on October 31, 1996 (based on the closing price of such shares on such date) was approximately $60,500,000.

The number of shares outstanding of the Registrant's Common Stock on November 15, 1996 was 14,160,000 shares of Common Stock, par value $0.001 per share.

                         DOCUMENTS INCORPORATED BY REFERENCE

Parts of Registrant's 1996 Annual Report to Stockholders and of Registrant's Proxy Statement dated November 26, 1996 prepared in connection with the Annual Meeting of Stockholders to be held on January 14, 1997 are incorporated by reference into Parts II and III of this Report.

                            THE GREENBRIER COMPANIES, INC.
                                      FORM 10-K
                                  TABLE OF CONTENTS

PART I                                                                  Page
                                                                        ----

    Item 1.   BUSINESS                                                     1

    Item 2.   PROPERTIES                                                   9

    Item 3.   LEGAL PROCEEDINGS                                            9

    Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          9

PART II

    Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS                                         10

    Item 6.   SELECTED FINANCIAL DATA                                     10

    Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS               10

    Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 10

    Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE                         10

PART III

    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT              11

    Item 11.  EXECUTIVE COMPENSATION                                      11

    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT                                              11

    Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              11

PART IV

    Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K                                                 12


    SIGNATURES                                                            21


                                         (i)

                                       PART I.

ITEM 1.  BUSINESS
                                     INTRODUCTION

The Greenbrier Companies, Inc. ("Greenbrier" or the "Company") is a leading supplier of transportation equipment and services to railroad and transportation industries. The Company's manufacturing segment produces double-stack intermodal railcars, conventional railcars and marine vessels, and provides rail services for both intermodal and conventional railcars. In addition to manufacturing, Greenbrier is engaged in complementary leasing activities including third-party transportation logistics. Lease fleets of approximately 27,000 railcars and 16,000 domestic containers and intermodal and highway trailers are owned or managed by the leasing segment. Greenbrier believes both of the lease fleets are among the largest non-railroad owned fleets in the United States. The combined average utilization rate of the fleets was 99 percent as of August 31, 1996.

Greenbrier is a Delaware corporation formed in 1981. The Company's principal executive offices are located at One Centerpointe Drive, Lake Oswego, Oregon 97035, and its telephone number is (503) 684-7000.


                                PRODUCTS AND SERVICES

Greenbrier operates in two primary business segments: the manufacture of railcars and marine vessels and the refurbishment and repair of railcars; and the leasing and management of surface transportation equipment and related services, including third-party transportation logistics. A summary of selected consolidated financial information for these two business segments as well as domestic and foreign operations is set forth in Note 17 of the Notes to Consolidated Financial Statements.

INTERMODAL PRODUCTS

Intermodal transportation is the movement of cargo in standardized containers or trailers. Intermodal containers and trailers are generally freely interchangeable among railcar, truck or ship, making it possible to move cargo in a single container or trailer from a point of origin to final destination without the repeated loading and unloading of the freight required by traditional shipping methods. A major innovation in intermodal transportation has been the double-stack railcar which transports stacked containers on a single platform. An articulated railcar is a unit comprised of up to five platforms, each of which is linked by a common set of wheels and axles.

DOUBLE-STACK RAILCARS. The double-stack railcar provides significant operating and capital savings over other types of intermodal railcars. These savings are the result of (i) increased train density (two containers are carried within the same longitudinal space conventionally used to carry one trailer or container);
(ii) a railcar weight reduction per container of approximately 50 percent; (iii) easier terminal handling characteristics; (iv) reduced equipment costs of approximately 30 percent over the cost of providing the same carrying capacity with conventional equipment; (v) better ride quality leading to reduced damage claims; and (vi) increased fuel efficiency resulting from weight reduction and improved aerodynamics. The Company is the leading manufacturer of double stack railcars with an estimated cumulative U.S. market share of over 60%. In 1996, approximately 1,900 double-stack railcars were manufactured and sold by the Company, which the Company believes represents 100% of total market share during such period.

Greenbrier's comprehensive line of articulated and non-articulated double-stack railcars offers varying load capacities and configurations. Current double-stack products include:

    MAXI-STACK - The Maxi-Stack is a double-stack railcar that features the ride-quality and operating efficiency of articulated stack cars and the versatility for alternating platforms to carry a variety of cargo. The Maxi-Stack III is a five-platform railcar that features the ability to carry containers up to 53 feet in length, the longest standard-size shipping containers presently in use. The Maxi-Stack AP is a three-platform railcar that is more versatile than other intermodal cars that carry both trailers and containers because it allows the loading of either one large over-the-road trailer or two 28-foot trailers. It is also able to carry double-stack containers on the same platform.

    HUSKY-STACK - Husky-Stack is a non-articulated (stand-alone) or draw bar connected double-stack railcar with the capability of carrying containers up to 42 percent heavier than a single Maxi-Stack platform. The All-Purpose Husky-Stack is a non-articulated version of the Maxi-Stack AP. Husky-Stack 2+2 is a 56-foot railcar that allows the double-stack loading of up to four 28-foot containers. Husky-Stack also provides a means to extend double-stack economics to small load segments and terminals.

AUTOSTACK. Autostack is a proprietary system developed and licensed by the Company to transport automobiles intermodally in standard domestic or international shipping containers.

The Autostack system provides improvements over existing specialized automobile transport equipment at a cost that provides an economic advantage when compared to existing modes of vehicle transportation. Since the vehicles are transported in fully-enclosed containers, they are protected from environmental damage, paint contamination and vandalism in transit. The Autostack system, unlike conventional multi-level railcars, is used in standard rail, ship and highway intermodal corridors. The Autostack system reduces the possibility of damaging the vehicles during loading, providing an advantage compared to conventional systems which require automobiles to be driven directly onto railcars.

The Autostack hardware, which is currently manufactured by unaffiliated companies, includes the racks, loaders and rack handling equipment. The racks are designed so that they can be inserted and transported in most sizes of high cubic capacity intermodal containers presently in use. Utilizing the loaders, up to six vehicles are loaded into the racks prior to the racks being placed into standard intermodal containers. The Autostack racks are collapsible and can be returned to their point of origin, six racks to one container, thereby reducing transportation costs when no vehicle back-haul traffic is available and allowing the five remaining containers to be returned carrying other cargo. In 1996, approximately 108,000 vehicles were transported using Autostack equipment.

CONVENTIONAL RAILCARS

The Company has expanded its presence and production capacity in the conventional railcar market because of increased demand. Greenbrier, through its subsidiaries Gunderson, Inc. and TrentonWorks Limited, is the leading manufacturer of boxcars in North America. A wide variety of 100-ton capacity boxcars are offered. While primarily used in the forest products industry, custom built high capacity cars are also being manufactured for special applications such as automotive parts or canstock movement. In addition to boxcars, the Company is currently manufacturing high cubic capacity covered hopper railcars for grain transportation and has orders to be manufactured in 1997 for center partition flat cars for lumber and other building materials and gondolas for scrap steel services. In 1996, approximately 4,500 conventional railcars were manufactured and leased or sold.

Other conventional railcar designs such as flat cars and woodchip cars have been manufactured by the Company. The need for expansion and upgrading of the railcar manufacturing and refurbishing facilities is continually evaluated in order to take advantage of increased market opportunities for new railcar designs.

RAIL SERVICES

Greenbrier is actively engaged in the repair and refurbishment of railcars for third parties as well as its own lease fleet. In certain situations, repair and refurbishment of the Company's lease fleet is performed in unaffiliated facilities. Refurbishing and repair facilities are located in Portland and Springfield, Oregon and Cleburne, Texas. The Springfield facility has a long-term contract with a third-party primarily for the repair of railcars. Greenbrier believes it is one of only a few railcar lessors with its own refurbishing capabilities. In addition, Greenbrier operates wheel shops in Portland and Pine Bluff, Arkansas and is opening a wheel shop in Tacoma, Washington in December 1996.

MARINE VESSEL FABRICATION

The Portland, Oregon manufacturing facility is located on a deep water port on the Willamette River. Until 1984, the Company's predecessor designed and built ocean-going barges and other types of marine vessels for maritime shipping companies. In 1995, Greenbrier re-entered the marine vessel market with an expansion and upgrade of the marine facilities, which includes the largest side-launch ways on the West Coast. The upgraded marine facilities also enhance steel plate burning and fabrication capacity and provide flexibility for railcar production. Over the past two years, six ocean-going dump barges were successfully launched. As of August 31, 1996, construction was underway on a seventh barge, which is anticipated to be complete in December 1996.
Discussions on several potential new orders are in progress, but in the meantime, the facility will be utilized for railcar repair and refurbishment activities.

LEASING AND SERVICES

Greenbrier owns or manages lease fleets of railcars, domestic containers and intermodal and highway trailers. The lease fleet is 42,922 units, of which approximately 63 percent is comprised of railcars and 37 percent is comprised of trailers and containers. Within the lease fleet, 30,944 units are owned and 11,978 units are managed for others on a fee basis. Greenbrier participates in the operating lease segment of the market in which the aggregate rental payments over the lease term do not fully amortize the acquisition costs of the leased equipment. As a result, the Company is subject to the customary risk that it may not be able to sell or re-lease equipment after the operating lease term expires. However, the Company believes it can achieve higher rates of return in the operating lease segment than in finance leasing and can more effectively manage the risks typically associated with operating leases due to its ability to exploit its intermodal expertise and its refurbishing and remarketing capabilities. The Company also participates in the finance lease segment of the market. Assets from the owned lease fleet are periodically sold to take advantage of market conditions, manage risk and maintain liquidity.

Leasing services are provided in three primary equipment categories: intermodal railcars, conventional railcars, and trailers and domestic containers. Most of the railcar leases are "full service" leases, whereby Greenbrier is responsible for maintenance, taxes and administration, while many of the trailer and container leases require that the lessee be responsible for such costs. The rail fleet is maintained, in part, through Greenbrier's own facilities and engineering and technical staff.

The following table summarizes the lease fleet:



                                                                               FLEET PROFILE
                                                                          AS OF AUGUST 31, 1996(1)
                                                 --------------------------------------------------------------------------
                                                                                                       Average
                                                                                                      Remaining     Average
                                                   Owned       Managed       Total        % on        Lease Term      Age
                                                   Units        Units        Units        Lease         (Yrs.)       (Yrs.)
                                                  -------      -------      -------      -------      ----------    -------
     EQUIPMENT SUMMARY
       Railcars
         Double-stack                                   7        6,673        6,680       100.0%          1.9         4.62
         Conventional                              14,883        4,069       18,952        97.8%          5.5        18.34
                                                  -------      -------      -------
           Total Railcars                          14,890       10,742       25,632        98.3%          4.5        14.76
       Trailers and Containers                     14,475        1,236       15,711        99.4%          2.6         6.67
                                                  -------      -------      -------
       Equipment Available for
         Revenue Service                           29,365       11,978       41,343        98.7%          3.8        11.69
                                                                                           -----          ---        -----
       Railcar Equipment Held for Sale              1,579          -          1,579
                                                  -------      -------      -------
                                                   30,944       11,978       42,922
                                                  -------      -------      -------
     LESSEE PROFILE
       Class I Railroads                           17,698        8,885       26,583       100.0%          4.0        13.10
       Non-Class I Railroads                        1,154          641        1,795       100.0%          3.0        18.96
       Leasing Companies                            6,335        1,171        7,506       100.0%          4.7         5.85
       Shipping Companies                           1,890        1,196        3,086       100.0%          3.3         8.75
       Daily Rental                                 1,822           32        1,854       100.0%          0.0        10.69
       Off-Lease                                      466           53          519            -            -        20.02
                                                  -------      -------      -------
         TOTAL EQUIPMENT UNITS                     29,365       11,978       41,343        98.7%          3.8        11.69
                                                  -------      -------      -------        -----          ---        -----


---------------
(1) Each platform of an articulated car is treated as a separate car.

A substantial portion of the equipment available for lease has been acquired through agreements with two parties. In August 1990, Greenbrier entered into an agreement with Southern Pacific Transportation Company ("Southern Pacific"), which recently merged with Union Pacific Railroad Company, to purchase, refurbish and remarket over 10,000 railcars. The railcars are refurbished to predetermined specifications by Greenbrier or by unaffiliated contract shops after satisfactory remarketing arrangements are in place. Approximately 9,700 railcars have been refurbished as of August 31, 1996, with the remaining 400 railcars to be refurbished through January 1997.

An agreement was entered into in December 1992 with a subsidiary of Chrysler Corporation under which Greenbrier formed a limited partnership with an affiliate of Chrysler to acquire Chrysler's entire fleet of 12,466 intermodal containers and trailers. The partnership is managed and controlled by Greenbrier. Greenbrier anticipates acquiring the remaining interest in the partnership in December 1996.

In 1995, the Company entered the highway trailer rental market expecting to create new growth opportunities as well as extend the economic life and value of existing intermodal equipment. Rental operations exist at four branch locations and utilize approximately 2,500 trailers from the Company's lease fleet.
Despite some progress, market conditions are currently soft in this sector, limiting growth opportunities in the foreseeable future.

TRANSPORTATION LOGISTICS

In the fourth quarter of 1996, Greenbrier acquired Superior Transportation Systems, Inc. and the remaining interest in Tolan O'Neal Transportation & Logistics, Inc. Subsequent to year end, Interamerican Logistics Inc. was acquired. These transactions expand Greenbrier's third-party transportation logistics services. Logistics is anticipated to complement current operations by strengthening relationships with customers in the railroad and shipping industry and by providing access to Greenbrier's lease fleet. Investments in personnel, systems and equipment may be necessary, but are not expected to be material.


                             RAW MATERIALS AND COMPONENTS

Manufactured products require a supply of raw materials including steel plate and numerous specialty components such as brakes, wheels and axles. Approximately 50 percent of the cost of each freight car represents specialty components purchased from third-parties. Customers often specify particular components and suppliers of such components. Although the number of alternative suppliers of certain specialty components has declined in recent years, there are at least two suppliers for most such components. Inventory levels are continually monitored to ensure adequate support of production. Advance purchases are periodically made to avoid possible shortages of material due to capacity limitations of component suppliers and possible price increases. Binding long-term contracts with suppliers are not typically entered into as the Company relies on established relationships with major suppliers to ensure the availability of raw materials and specialty items. Fluctuations in the price of components and raw materials have not had a material effect on earnings and are not anticipated to have a material effect in the foreseeable future.

In 1996, approximately 57 percent of the Company's domestic requirements for steel plate were purchased from Oregon Steel Mills, Inc. Approximately 87 percent of the Canadian requirements for steel plate were purchased from Algoma Steel Inc. No other suppliers accounted for in excess of ten percent of total purchases in 1996, and the top ten suppliers (including Oregon Steel Mills, Inc. and Algoma Steel Inc.) accounted for approximately 32 percent of total purchases. The Company maintains good relationships with its suppliers and has not experienced any significant interruptions in recent years in the supply of raw materials or specialty components.


                          MARKETING AND PRODUCT DEVELOPMENT

A fully integrated marketing and sales effort is utilized whereby Greenbrier seeks to leverage relationships developed in each of its manufacturing and leasing and services operations to provide customers with a diverse range of equipment and financing alternatives designed to satisfy a customer's unique needs. These custom programs may involve a combination of railcar products and financing, leasing, refurbishing and remarketing services, depending on whether the customer is buying new equipment or refurbishing existing equipment.

Through customer relationships, insights are derived into the potential need for new products and services. Marketing and engineering personnel collaborate to evaluate opportunities and identify and develop new products. Research and development costs incurred for new product development during 1996, 1995 and 1994 were $597,000, $1,086,000 and $1,158,000, respectively.


                                CUSTOMERS AND BACKLOG

The manufacturing customer base includes every transportation company that utilizes double-stack or conventional railcars as well as financial institutions that provide equipment to the transportation industry. A portion of the customer base includes Burlington Northern Santa Fe ("Burlington Santa Fe"), Canadian National, Champion International, First Union Rail, General Electric Railcar Services, Norfolk Southern Railway Company, TTX Company, and Southern Pacific. In 1996, sales to the largest customer, First Union Rail, accounted for 28 percent of total revenues.

The following table lists the Company's backlog in units and dollars for new railcars at the dates shown:

                                                 August 31,
                                  -----------------------------------------
                                        1996           1995           1994
                                        ----           ----           ----
New railcar backlog(1)                 2,164          4,601          2,974
Estimated value (in thousands)      $123,393       $279,900       $149,170

---------------
(1) Each platform of an articulated car is treated as a separate car.

The backlog as of August 31, 1996 extends into the second quarter of 1997. The decline in backlog is consistent with the overall decline in industry demand and is believed to be due to the current pause in the market as a result of the recent merger activity among the Class I railroads and the record railcar deliveries that occurred over the past several years. The backlog is based on customer sale or lease orders that the Company believes are firm. Customer orders, however, are subject to cancellation and other customary industry terms and conditions. Historically, little variation has been experienced between the number of railcars ordered and the number of railcars actually sold. The backlog is not necessarily indicative of future results of operations. Payment for railcars manufactured is typically received when the cars are completed and accepted by a third-party customer.

Autostack services are currently provided under agreements with RailVan Multimodal, Burlington Santa Fe and Sea-Land Service Inc. The agreements expire at various dates through 1999. Autostack also provides services to Toyota Motor Sales USA Inc. on a month-to-month basis.

Leasing customers include Class I Railroads, regional and short line railroads, other leasing companies, shippers and carriers such as Burlington Santa Fe, The Kansas City Southern Railway Company, First Union Rail, Southern Pacific and Transamerica Equipment Leasing Company.


                                     COMPETITION

Greenbrier is affected by a variety of competitors in each of its principal business activities. There are currently seven major railcar manufacturers competing in the United States and Canada. Two of these producers build railcars principally for their own fleets and five producers -- Trinity Industries, Inc., Thrall Car Manufacturing Co., Johnstown America Corp., National Steel Car, Ltd. and the Company -- compete principally in the general railcar market. Some of these producers have substantially greater resources than the Company. Greenbrier competes on the basis of type of product, reputation for quality, price, reliability of delivery and customer service and support.

In railcar leasing, principal competitors include C.I.T., DJ Joseph, First Union Rail, GATX Corporation, General Electric Railcar Services and Helm Financial Corp. In trailer and domestic container leasing, the principal competition includes Genstar Corporation, Transamerica Leasing Inc., and XTRA Corporation. In automobile transportation systems, at least one other company has developed a system which is competitive with Autostack.


                                PATENTS AND TRADEMARKS

Greenbrier pursues a proactive program for protection of intellectual property resulting from its research and development efforts. With the acquisition of Gunderson in 1985, the relevant intellectual property estate formerly employed by the Marine and Rail Equipment Division of FMC Corporation was acquired. Since 1985, Greenbrier has obtained patent and trademark protection for significant intellectual property as it relates to its business. The Company holds several United States and foreign patents and has several patent applications pending.

Greenbrier holds the exclusive North American worldwide license to use the Autostack technology until the later of 2007 or the expiration of the last Autostack patent, subject to the payment of minimum royalties. The basic Autostack system is covered by a family of related United States patents and patent applications. Corresponding foreign patent coverage has been obtained, or is pending, in Australia, Canada, Europe, Mexico, Japan and South Korea.

                                ENVIRONMENTAL MATTERS

The Company is subject to federal, state, provincial and local environmental laws and regulations concerning, among other matters, air emissions, waste water discharge, solid and hazardous waste disposal and employee health and safety. Greenbrier maintains an active program of environmental compliance and believes that its current operations are in material compliance with all applicable federal, state, provincial and local environmental laws and regulations.


                                      REGULATION


The Federal Railroad Administration (the "FRA") in the United States and Transport Canada in Canada administer and enforce laws and regulations relating to railroad safety. These regulations govern equipment and safety appliance standards for freight cars and other rail equipment used in interstate commerce. The Association of American Railroads (the "AAR") also promulgates a wide variety of rules and regulations governing safety and design of equipment, relationships among railroads with respect to railcars in interchange and other matters. The AAR also certifies railcar builders and component manufacturers that provide equipment for use on North American railroads. The effect of these regulations is that the Company must maintain its certifications with the AAR as a car builder and component manufacturer, and products sold and leased by the Company must meet AAR, Transport Canada and FRA standards.


                          EXECUTIVE OFFICERS OF THE COMPANY

The following are the executive officers of the Company.

ALAN JAMES, 66, has been Chairman of the Board of Directors of Greenbrier since May 1994. Mr. James has been associated with the Company and its predecessor companies since 1974.

WILLIAM A. FURMAN, 52, has been President, Chief Executive Officer and a director of Greenbrier since May 1994. Mr. Furman is also Chief Executive Officer of Gunderson and Managing Director of TrentonWorks. Mr. Furman has been associated with the Company and its predecessor companies since 1974. Mr. Furman serves as a director of Schnitzer Steel Industries, Inc., a public company engaged in steel recycling and manufacturing.

ROBIN D. BISSON, 42, has been Senior Vice President Marketing and Sales of the Company since January 1996 and President of Greenbrier Railcar, Inc., a subsidiary that engages in railcar leasing, since 1991. Mr. Bisson is responsible for the sale and marketing of all railcars as well as rebuilding and refurbishment work. Mr. Bisson was Vice President of Greenbrier Railcar, Inc. from 1987 to 1991 and has been Vice President of Greenbrier Leasing Corporation since 1987.

LARRY G. BRADY, 57, has been Vice President and Chief Financial Officer of the Company since March 1994. Mr. Brady joined Greenbrier in 1991 as Senior Vice President of Greenbrier Leasing Corporation. From 1974 to 1990, he was a partner with Touche Ross & Co. (which subsequently became Deloitte & Touche
LLP).

A. DANIEL O'NEAL, 60, has been Chairman of Greenbrier Logistics, Inc., a subsidiary formed in March 1996, since its formation, Chairman of Autostack Corporation, a subsidiary of the Company, since 1992, a director of Gunderson since 1985 and serves as a director of the Company. From 1973 until 1980, Mr. O'Neal served as a commissioner of the Interstate Commerce Commission and from 1977 until 1980 served as its Chairman.

MARK J. RITTENBAUM, 39, is Vice President and Treasurer of the Company, a position he has held since May 1994. Mr. Rittenbaum has been with Greenbrier from 1985 to 1987 and from 1990 until the present. He has also been Vice President and Treasurer of Greenbrier Capital Corporation, a subsidiary that engages in the leasing of trailers and containers, since 1990. From 1987 to 1990, he was Director, Aircraft Finance, for CIS Corporation.

TIMOTHY A. STUCKEY, 46, has been President of Autostack Corporation since 1992, prior to which he served as Executive Vice President of Autostack since 1990 and Assistant Vice President of Greenbrier Leasing Corporation since 1987.

NORRISS M. WEBB, 57, is Executive Vice President and General Counsel of the Company, a position he has held since May 1994. He is Vice President, Secretary and a director of both Greenbrier Capital Corporation and Gunderson. His tenure at the Company dates from its formation in 1981.

L. CLARK WOOD, 54, has been President of Gunderson since 1990 and Chief Executive Officer of TrentonWorks since June 1995. Mr. Wood previously was Vice President and Director of Railcar Sales at Trinity Industries, Inc., a railroad freight car manufacturer, a position he held since 1985.

Executive officers are elected by the Board of Directors. There are no family relationships between any of the executive officers of the Company. Alan James, Chairman of the Board of Directors, and Mr. Furman have entered into a Stockholders' Agreement pursuant to which they have agreed to vote as directors to elect Mr. Furman as President and Chief Executive Officer of the Company and Mr. James as Chairman and each to vote for the other in electing directors of the Company.

                                      EMPLOYEES

As of August 31, 1996, Greenbrier had 2,803 full-time employees, consisting of 2,507 employees engaged in railcar and marine manufacturing, and railcar services, 19 employees engaged in marketing, 160 employees engaged in logistics services and 117 administrative employees. A total of 871 employees at the manufacturing facility in Trenton, Nova Scotia, Canada are covered by collective bargaining agreements. A stock incentive plan and a stock purchase plan are available for all employees. A discretionary bonus program is maintained for salaried and most hourly employees not covered by collective bargaining agreements. Greenbrier believes that its relations with its employees are good.

                              FORWARD-LOOKING STATEMENTS

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. The following are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the surface transportation industry and general economies, both domestic and international; lower than expected customer orders, delays in receipt of orders or cancellation of orders; transportation labor disputes which might disrupt the flow of cargo; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of raw materials at reasonable prices; changes in product mix and the mix between manufacturing and leasing and services revenue; recoverability of investments in new ventures; and production difficulties and product delivery delays in the future as a result of, among other matters, changing process technologies and increasing production. Any forward-looking statements should be considered in light of these factors.

ITEM 2.  PROPERTIES

The Company's railcar manufacturing, refurbishment and repair facilities are located in Portland and Springfield, Oregon; Cleburne, Texas; Pine Bluff, Arkansas; Trenton, Nova Scotia, Canada; and Tacoma, Washington.

The 75-acre Gunderson railcar and marine manufacturing plant located in Portland, Oregon is owned by the Company. This facility includes approximately 774,000 square feet of covered manufacturing space, a wheel mounting shop and a 750-foot side-launch ways for launching ocean-going vessels. The manufacturing facility in Trenton, Nova Scotia is also owned by the Company and covers approximately 100 acres with 414,000 square feet of manufacturing space as well as a forge shop. The Company leases, with an option to purchase, a railcar repair facility in Cleburne, Texas occupying approximately 70 acres. The lease expires in November 2002. The Springfield, Oregon railcar repair facility occupies approximately 5.4 acres under a lease expiring in 1998, which may be extended until 2004. A small wheel shop operating in approximately 20,000 square feet of manufacturing space is leased in Pine Bluff, Arkansas through 1998. The Tacoma, Washington wheel shop covers approximately 4.6 acres under lease through 2003, which may be extended, at various intervals, through 2071. Greenbrier's principal executive offices, including activities related to railcar marketing and leasing and Autostack, are located in Lake Oswego, Oregon in 23,000 square feet of leased space. Subsidiaries of the Company occupy leased offices in various locations throughout the U.S.

Greenbrier believes that its facilities are in good condition and that the facilities, together with anticipated capital improvements and additions, are adequate for its operating needs for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company has been involved in litigation relating to claims arising out of its operations in the regular course of business. As of the date of this Annual Report on Form 10-K, the Company is not a party to any legal proceedings, the adverse outcome of which would, in management's opinion, have a material adverse effect on the Company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Reference is made to the information set forth in the section entitled "Common Stock" on page 40 of the 1996 Annual Report to Stockholders, which section is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

Reference is made to the information set forth in the section entitled "Selected Financial Information" on page 18 of the Company's 1996 Annual Report to Stockholders, which section is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information set forth in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 19 to 23 of the 1996 Annual Report to Stockholders, which section is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and report of independent auditors set forth in the 1996 Annual Report to Stockholders are incorporated herein by reference: Consolidated Balance Sheets as of August 31, 1996 and 1995, and the Consolidated Statements of Earnings, Consolidated Statements of Stockholders' Equity and Consolidated Statements of Cash Flows for the years ended August 31, 1996, 1995 and 1994, on pages 25 to 28, the Notes to Consolidated Financial Statements on pages 29 to 37, the report of independent auditors thereon on page 24 and the section entitled Quarterly Results of Operations-Unaudited on page 38.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

There is hereby incorporated by reference the information under the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's year ended August 31, 1996, and the information under the caption "Executive Officers of the Company" in Part I, Item 1, "Business," of this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption "Executive Compensation" in Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's year ended August 31, 1996.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information under the captions "Voting" and "Stockholdings of Certain Beneficial Owners and Management" in Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's year ended August 31, 1996.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information under the caption "Certain Relationships and Related Party Transactions" in Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's year ended August 31, 1996.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The Consolidated Financial Statements, together with the report thereon of Deloitte & Touche LLP, dated November 7, 1996, appearing on pages 24 to 37 of the 1996 Annual Report to Stockholders are incorporated by reference into this Annual Report on Form 10-K. With the exception of the aforementioned information and that which is specifically incorporated in Parts I and II, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this Annual Report on Form 10-K.



                                                                               Annual Report
                                                                                  Page No.
                                                                                  --------

(a) (1)  Financial Statements of the Company - Index                                17
         Independent Auditors' Report                                               24
         Consolidated Balance Sheets as of August 31, 1996 and 1995                 25
         Consolidated Statements of Earnings for the years ended
              August 31, 1996, 1995 and 1994                                        26
         Consolidated Statements of Stockholders' Equity for the years
              ended August 31, 1996, 1995 and 1994                                  27
         Consolidated Statements of Cash Flows for the years ended
              August 31, 1996, 1995 and 1994                                        28
         Notes to Consolidated Financial Statements                                 29

                                                                               This Filing
                                                                                 Page No.
                                                                                 --------

    (2) The following financial statement schedules should be read in conjunction with the Consolidated Financial Statements in the 1996
         Annual Report to Stockholders. All other schedules have been omitted because they are inapplicable, not required or because the information is given in the Consolidated Financial Statements or related Notes to Consolidated Financial Statements.

         Independent Auditors' Report                                               17
         Schedule I - Condensed Financial Information of Registrant                 18
         Schedule II - Valuation and Qualifying Accounts                            20



    (3) List of Exhibits
        3.1. Registrant's Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

        3.2. Registrant's Amended and Restated By-laws, as amended on November 9, 1994 is incorporated herein by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended August 31, 1994.

        9.1. Form of Stockholders' Agreement dated July 1, 1994, between Alan James and William A. Furman is incorporated herein by reference to Exhibit 9.1 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

        9.2. Amendment No. 1 dated as of December 23, 1994 to Stockholders' Agreement dated July 1, 1994 between Alan James and William A. Furman is incorporated herein by reference to Exhibit 9.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995.

       10.1. Form of Registrant's 1994 Stock Incentive Plan, dated July 1, 1994 is incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

       10.2.* Employment Agreement dated as of July 1, 1994, between Alan James and Registrant is incorporated herein by reference to Exhibit
              10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1994.

       10.3.* Employment Agreement dated as of July 1, 1994, between William A.
              Furman and Registrant is incorporated herein by reference to
              Exhibit 10.3 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1994.

       10.4. Lease of Land and Improvements dated as of July 23, 1992 between the Atchison, Topeka and Santa Fe Railway Company and Gunderson Southwest, Inc. is incorporated herein by reference to Exhibit
              10.4 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

       10.5. Remarketing Agreement dated as of November 19, 1987 among Southern Pacific Transportation Company, St. Louis Southwestern Railway Company, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. is incorporated herein by reference to Exhibit 10.5 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

       10.6. Amendment to Remarketing Agreement among Southern Pacific Transportation Company, St. Louis Southwestern Railway Company, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. dated as of November 15, 1988 is incorporated herein by reference to
              Exhibit 10.6 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

       10.7. Amendment No. 2 to Remarketing Agreement among Southern Pacific Transportation Company, St. Louis Southwestern Railway Company, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. is incorporated herein by reference to Exhibit 10.7 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

       10.8. Amendment No. 3 to Remarketing Agreement dated November 19, 1987 among Southern Pacific Transportation Company, St. Louis Southwestern Railway Company, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. dated as of March 5, 1991 is incorporated herein by reference to Exhibit 10.8 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

       10.9. Railcar Management Agreement between Greenbrier Leasing Corporation and James-Furman & Company, dated as of December 31, 1989 is incorporated herein by reference to Exhibit 10.9 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

      10.10. Railcar Maintenance Agreement between Greenbrier Leasing Corporation and James-Furman & Company, dated as of December 31, 1989 is incorporated herein by reference to Exhibit 10.10 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

      10.11. Form of Amendment No. 1 to Railcar Management Agreement between Greenbrier Leasing Corporation and James-Furman & Company dated as of July 1, 1994 is incorporated herein by reference to Exhibit
              10.11 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

      10.12. Form of Amendment No. 1 to Railcar Maintenance Agreement between Greenbrier Leasing Corporation and James-Furman & Company dated as of July 1, 1994 is incorporated herein by reference to Exhibit
              10.12 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

      10.13. Form of Option with Right of First Refusal and Agreement of Purchase and Sale among William A. Furman, Alan James and Registrant is incorporated herein by reference to Exhibit 10.13 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

      10.14. Second Amended and Restated Credit Agreement by and among Greenbrier Leasing Corporation, Greenbrier Capital Corporation, Greenbrier Railcar, Inc., Autostack Corporation, The Bank of California, N.A. and West One Bank, Idaho, N.A., dated as of April 30, 1994 is incorporated herein by reference to Exhibit
              10.14 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

      10.15. $10,000,000 Term Loan and $20,000,000 Revolving Loan Agreement by and among Gunderson, Inc. and United States National Bank of Oregon and Bank of America Oregon, dated as of January 31, 1994 is incorporated herein by reference to Exhibit 10.15 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

      10.16. Asset Purchase Agreement among Chrysler Rail Transportation Corporation, Greenbrier Transportation Limited Partnership and Greenbrier Capital Corporation dated as of December 18, 1992 is incorporated herein by reference to Exhibit 10.16 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

      10.17. Autostack Partners Limited Partnership Agreement among Autostack Corporation, MBK Rail Capital, Inc., Mitsui Nevitt Capital Corporation effective August 30, 1993 is incorporated herein by reference to Exhibit 10.17 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

      10.18. Form of Agreement concerning Indemnification and Related Matters (Directors) between Registrant and its directors is incorporated herein by reference to Exhibit 10.18 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

      10.19. Exclusive License Agreement dated as of December 24, 1987 between G&G Intellectual Properties, Inc., and Greenbrier Intermodal, Inc. is incorporated herein by reference to Exhibit 10.19 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

      10.20. Manufacturing Agreement dated as of December 24, 1987 between Greenbrier Intermodal, Inc. and CTNR. J.V., Inc. is incorporated herein by reference to Exhibit 10.20 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

      10.22. Note Agreement dated as of May 31, 1994 among Greenbrier Leasing Corporation, Greenbrier Railcar, Inc. and The Prudential Insurance Company of America is incorporated herein by reference to Exhibit 10.22 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

      10.23.* James-Furman Supplemental 1994 Stock Option Plan is incorporated herein by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended August 31, 1994.

      10.24. First amendment dated September 26, 1994 to the Lease of Land and Improvements dated as of July 23, 1992 between The Atchison, Topeka and Santa Fe Railway Company and Gunderson Southwest, Inc. is incorporated herein by reference to Exhibit 10.24 to Registrant's Quarterly Report on form 10-Q for the quarter ended November 30, 1994.

      10.25. Asset Purchase Agreement dated as of February 2, 1995 among TrentonWorks Inc., 2361025 Nova Scotia Limited (which later changed its name to TrentonWorks Limited), 2196203 Nova Scotia Inc., and The Greenbrier Companies, Inc. is incorporated herein by reference to Exhibit 10.25 to Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995.

      10.26. Stock Purchase and Shareholders' Agreement dated as of March 8, 1995 among The Greenbrier Companies, Inc., Greenbrier Leasing Corporation, Plunkett Investments Ltd., 2441001 Nova Scotia Limited, and 2361025 Nova Scotia Limited is incorporated herein by reference to Exhibit 10.26 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

      10.27. Loan Agreement dated as of March 9, 1995 between 2361025 Nova Scotia Limited and Canadian Imperial Bank of Commerce is incorporated herein by reference to Exhibit 10.27 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

      10.28. Agreement dated as of March 9, 1995 between Her Majesty the Queen in Right of the Province of Nova Scotia and 2361025 Nova Scotia Limited is incorporated herein by reference to Exhibit 10.28 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

      10.29. Covenant Agreement dated as of March 9, 1995 among Her Majesty the Queen in Right of the Province of Nova Scotia as Represented by the Minister Responsible for the Nova Scotia Economic Renewal Agency and 2361025 Nova Scotia Limited and 2441001 Nova Scotia Limited is incorporated herein by reference to Exhibit 10.29 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

      10.30. Amending Agreement dated as of March 9, 1995 among TrentonWorks Inc. 2361025 Nova Scotia Limited, 2196203 Nova Scotia Inc., and The Greenbrier Companies, Inc. is incorporated herein by reference to Exhibit 10.30 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

      10.31. First Amended and Restated $10,000,000 Term Loan and $30,000,000 Revolving Loan Agreement dated as of May 31, 1995 among Gunderson, Inc., United States National Bank of Oregon and Bank of America Oregon is incorporated herein by reference to Exhibit
              10.31 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

      10.32.* Form of Registrant's Split-Dollar Agreement is incorporated herein by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the year ended August 31, 1995.

      10.33 Stock Purchase Agreement between and among Greenbrier Logistics, Inc. and A. Daniel O'Neal dated as of June 28, 1996 is incorporated herein by reference to Exhibit 10.32 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996.

      10.34* Employment Agreement dated June 1, 1996 between Greenbrier Logistics, Inc. and A. Daniel O'Neal Jr. is incorporated herein by reference to Exhibit 10.33 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996.

      13.     1996 Annual Report

      21.1.   List of the subsidiaries of the Registrant

      23      Consent of Deloitte & Touche LLP, independent auditor

      27.     Financial Data Schedule

-------------
*   Management contract or compensatory plan or arrangement

    (b)  Reports on Form 8-K

         None.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
The Greenbrier Companies, Inc.

We have audited the financial statements of The Greenbrier Companies, Inc. and Subsidiaries as of August 31, 1996 and 1995, and for each of the three years in the period ended August 31, 1996, and have issued our report thereon dated November 7, 1996; such financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of The Greenbrier Companies, Inc. and Subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Deloitte & Touche LLP


Portland, Oregon
November 7, 1996

                                      SCHEDULE I

                           THE GREENBRIER COMPANIES, INC.
                           CONDENSED FINANCIAL INFORMATION
                                    OF REGISTRANT
                                    (In thousands)

BALANCE SHEETS

                                                             August 31,
                                                      ------------------------
                                                         1996           1995
                                                      ---------      ---------
                                        ASSETS

Cash and cash equivalents                             $     123      $     529
Accounts and notes receivable from affiliates            26,717         37,308
Investment in subsidiaries                               87,024         59,946
Prepaid expenses and other                                1,327          1,247
                                                      ---------      ---------
                                                      $ 115,191      $  99,030
                                                      ---------      ---------
                                                      ---------      ---------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities              $   3,455      $   1,922
Deferred income taxes                                        -             290
Stockholders' equity                                    111,736         96,818
                                                      ---------      ---------
                                                      $ 115,191      $  99,030
                                                      ---------      ---------
                                                      ---------      ---------



STATEMENTS OF OPERATIONS
                                                          Year Ended August 31,
                                                   ---------------------------------------
                                                     1996           1995           1994
                                                  ---------      ---------      ---------

Interest and other income                         $   2,624      $   3,402      $     406

Expenses
  Selling and administrative                          5,325          4,073            698
  Interest                                               37             18             79
                                                  ---------      ---------      ---------
                                                      5,362          4,091            777
                                                  ---------      ---------      ---------

Loss before income tax benefit and equity
  in earnings of subsidiaries                        (2,738)          (689)          (371)
Income tax benefit                                    1,153            327            243
                                                  ---------      ---------      ---------
Loss before equity in earnings of subsidiaries       (1,585)          (362)          (128)
Equity in earnings of subsidiaries                   19,860         17,027         10,905
                                                  ---------      ---------      ---------
Net earnings                                      $  18,275      $  16,665      $  10,777
                                                  ---------      ---------      ---------
                                                  ---------      ---------      ---------


                           THE GREENBRIER COMPANIES, INC.
                           CONDENSED FINANCIAL INFORMATION
                                    OF REGISTRANT
                                    (In thousands)




STATEMENTS OF CASH FLOWS

                                                                          Year Ended August 31,
                                                                ----------------------------------------
                                                                   1996           1995           1994
                                                                ----------     ----------     ----------

Cash flows from operating activities:
  Net earnings                                                  $   18,275     $   16,665     $   10,777
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
    Deferred income taxes                                             (679)        (2,260)         2,122
    Equity in earnings of subsidiary                               (19,860)       (17,027)       (10,905)
    Other                                                              185            238             -
  Decrease (increase) in assets:
    Accounts and notes receivable                                   10,591        (28,211)        (6,914)
    Prepaid expenses and other                                         309           (648)          (599)
  Increase (decrease) in liabilities:
    Accounts payable and accrued liabilities                         1,533         (4,050)         5,972
                                                                ----------     ----------     ----------
  Net cash provided by (used in) operating activities               10,354        (35,293)           453

Cash flows from investing activities:
  Investment in subsidiary                                          (7,472)        (2,119)            -
  Dividends                                                         (3,399)        (3,399)            -
  Proceeds from subsidiary redemption of preferred stock               111            104            101
  Special dividend to founding stockholders                             -              -          (6,900)
  Net proceeds from initial public offering                             -              -          48,261
                                                                ----------     ----------     ----------
  Net cash provided by (used in) investing activities              (10,760)        (5,414)        41,462

Cash flows from financing activities:
  Repayment of borrowings                                               -              -            (679)
                                                                ----------     ----------     ----------
  Net cash used in financing activities                                 -              -            (679)

Increase (decrease) in cash                                           (406)       (40,707)        41,236

Cash and cash equivalents:
  Beginning of year                                                    529         41,236            -
                                                                ----------     ----------     ----------
  End of year                                                   $      123     $      529     $   41,236
                                                                ----------     ----------     ----------

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                        $       37     $       18     $       79


                                     SCHEDULE II

                   THE GREENBRIER COMPANIES, INC. AND SUBSIDIARIES
                          VALUATION AND QUALIFYING ACCOUNTS
                                    (In thousands)




                                                                     Additions
                                                               ----------------------
                                                 Balance at    Charged to  Charged to                 Balance
                                                 Beginning     Costs and    Other                      at End
                                                 of Period      Expenses   Accounts(1)   Deductions   of Period
                                                 ----------    ----------  -----------   ----------   ---------

Year ended August 31, 1996:
  Maintenance Reserves                            $  22,134    $  10,526    $   7,705    $ (14,087)   $  26,278
  Warranty Reserves                                   2,242        1,755           -          (597)       3,400
  Inventory Reserves                                  1,428          458           -          (345)       1,541
  Allowance for Uncollectible Accounts                  337          162          106          (10)         595
                                                 ----------    ----------  -----------   ----------   ---------
    Total                                         $  26,141    $  12,901    $   7,811    $ (15,039)   $  31,814
                                                  ---------    ---------    ---------    ---------    ---------
                                                  ---------    ---------    ---------    ---------    ---------

Year ended August 31, 1995:
  Maintenance Reserves                            $  13,716    $   5,400    $  12,207    $  (9,189)   $  22,134
  Warranty Reserves                                   2,193          410           -          (361)       2,242
  Inventory Reserves                                  1,180          339           83         (174)       1,428
  Allowance for Uncollectible Accounts                  348           60           37         (108)         337
  Other                                                  85           -            -           (85)          -
                                                  ---------    ---------    ---------    ---------    ---------
    Total                                         $  17,522    $   6,209    $  12,327    $  (9,917)   $  26,141
                                                  ---------    ---------    ---------    ---------    ---------
                                                  ---------    ---------    ---------    ---------    ---------

Year ended August 31, 1994:
  Maintenance Reserves                            $   8,496    $   4,619    $   7,313    $  (6,712)   $  13,716
  Warranty Reserves                                     857        1,480           -          (144)       2,193
  Inventory Reserves                                  1,081          484           (7)        (378)       1,180
  Allowance for Uncollectible Accounts                  270           92           -           (14)         348
  Other                                                 692           -            -          (607)          85
                                                  ---------    ---------    ---------    ---------    ---------
    Total                                         $  11,396    $   6,675    $   7,306    $  (7,855)   $  17,522
                                                  ---------    ---------    ---------    ---------    ---------
                                                  ---------    ---------    ---------    ---------    ---------



(1) Additions charged to other accounts are primarily executory costs included in the investment in direct finance leases and amounts received under maintenance agreements.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE GREENBRIER COMPANIES, INC.

Dated:  November 25, 1996              By: /s/ William A. Furman
                                          ---------------------------
                                       William A. Furman
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                       Date
---------                                                       ----

 /s/ Alan James                                            November 25, 1996
------------------------------
Alan James, Chairman


 /s/ William A. Furman                                     November 25, 1996
------------------------------
William A. Furman, President and
Chief Executive Officer, Director


 /s/ Victor G. Atiyeh                                      November 25, 1996
------------------------------
Victor G. Atiyeh, Director


 /s/ Peter K. Nevitt                                       November 25, 1996
------------------------------
Peter K. Nevitt, Director


 /s/ A. Daniel O'Neal                                      November 25, 1996
------------------------------
A. Daniel O'Neal, Director


 /s/ C. Bruce Ward                                         November 25, 1996
------------------------------
C. Bruce Ward, Director


 /s/ Benjamin R. Whiteley                                  November 25, 1996
------------------------------
Benjamin R. Whiteley, Director


 /s/ Larry G. Brady                                        November 25, 1996
------------------------------
Larry G. Brady, Vice President and
Chief Financial Officer (Principal Financial
and Accounting Officer)