Form 10-Q
period 1996-11-30
GREENBRIER COMPANIES INC
filed 1997-01-14
CIK 923120

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549



                             Form 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         for the quarterly period ended November 30, 1996

                                or

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

   The number of shares of the registrant's common stock, $0.001 par value per share, outstanding on December 31, 1996 was 14,160,000 shares.

                                    THE GREENBRIER COMPANIES, INC.

                  PART I.  FINANCIAL INFORMATION

Item 1.                             Financial Statements
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)
                                           November 30, August 31,
                                               1996        1996
Assets
 Manufacturing
  Current assets:
   Cash and cash equivalents                 $  7,118    $  2,303
   Accounts receivable                         17,448      63,009
   Inventories                                 69,355      75,989
   Prepaid expenses                             1,752       1,512
                                             --------    --------
                                               95,673     142,813

  Property, plant and equipment                36,490      35,893
  Other                                         4,070       3,720
                                             --------    --------
                                              136,233     182,426

 Leasing and services
  Cash and cash equivalents                     7,302       3,780
  Restricted cash and investments               6,773       6,400
  Accounts and notes receivable                22,111      20,353
  Railcars held for refurbishment or sale      18,963      14,459
  Investment in direct finance leases         194,612     190,307
  Equipment on operating leases               177,989     174,394
  Prepaid expenses and other                   26,271      23,369
                                             --------    --------
                                              454,021     433,062
                                             --------    --------
                                             $590,254    $615,488
                                             ========    ========

Liabilities and Stockholders' Equity
 Manufacturing
  Current liabilities:
   Revolving notes                           $    -      $ 13,314
   Accounts payable and accrued liabilities    46,545      49,924
   Current portion of notes payable               954       1,053
                                             --------    --------
                                               47,499      64,291

  Notes payable                                12,886      13,014
                                             --------    --------
                                               60,385      77,305

 Leasing And Services
  Revolving notes                               7,309      14,500
  Accounts payable and accrued liabilities     63,480      68,209
  Deferred revenue                              4,560       4,377
  Deferred participation                       34,363      32,316
  Deferred income taxes                        23,046      22,126
  Notes payable                               198,575     202,211
                                             --------    --------
                                              331,333     343,739

  Subordinated debt                            46,246      44,554

 Minority interest                             38,325      38,154

 Commitments and contingencies (Note 3)

 Stockholders' equity
  Preferred stock - $0.001 par value, 25,000
    shares authorized, none issued                -           -
  Common stock - $0.001 par value, 50,000
    shares authorized, 14,160 outstanding          14          14
  Additional paid-in capital                   49,094      49,079
  Retained earnings                            64,330      62,259
  Foreign currency translation adjustment         527         384
                                             --------    --------
                                              113,965     111,736
                                             --------    --------
                                             $590,254    $615,488
                                             ========    ========

The accompanying notes are an integral part of these statements.

                                    THE GREENBRIER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts, unaudited)

                                                Three Months Ended
                                                   November 30,
                                                   1996     1995
Revenues
 Manufacturing                                  $101,879  $ 95,109
 Leasing and services                             39,016    21,656
                                                --------  --------
  Total revenues                                 140,895   116,765

Costs and expenses
 Cost of manufacturing sales                      94,121    86,070
 Leasing and services                             23,679    10,050

 Selling and administrative expense:
  Manufacturing                                    3,787     3,176
  Leasing and services                             5,415     3,201
  Corporate                                        1,627     1,554
                                                --------  --------
                                                  10,829     7,931
 Interest expense:
  Manufacturing                                      582       958
  Leasing and services                             5,875     5,363
                                                --------  --------
                                                   6,457     6,321
 Minority interest:
  Manufacturing                                      499      (606)
  Leasing and services                               627       743
                                                --------  --------
                                                   1,126       137
                                                --------  --------

  Total costs and expenses                       136,212   110,509

Earnings before income tax expense
  Manufacturing                                    2,890     5,511
  Leasing and services                             3,420     2,299
  Corporate                                       (1,627)   (1,554)
                                                --------  --------
                                                   4,683     6,256

Income tax expense                                (1,763)   (2,893)
                                                --------  --------
Net earnings                                    $  2,920  $  3,363
                                                ========  ========
Net  earnings  per  share                       $   0.21  $   0.24
                                                ========  ========
Weighted average shares outstanding               14,160    14,160
                                                ========  ========
Dividends  declared  per  share                 $   0.06  $   0.06
                                                ========  ========

The accompanying notes are an integral part of these statements.

                                    THE GREENBRIER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)
                                                Three Months Ended
                                                   November 30,
                                                  1996      1995
Cash flows from operating activities
 Net earnings                                   $  2,920  $  3,363
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Deferred income taxes                              920      (214)
  Deferred participation                           2,047     1,625
  Depreciation and amortization                    6,903     5,957
  Gain on sales of equipment                        (586)     (458)
  Other                                              277      (483)
 Decrease (increase) in assets:
  Accounts and notes receivable                   43,803   (18,983)
  Inventories                                      6,634    (3,004)
  Prepaid expenses and other                      (4,002)      368
 Increase (decrease) in liabilities:
  Accounts payable and accrued liabilities        (8,108)   13,897
  Deferred revenue                                   183    (1,122)
                                                --------  --------
 Net cash provided by operating activities        50,991       946

Cash flows from investing activities
  Principal payments received under direct
   finance leases                                  2,796     2,304
  Investment in direct finance leases             (6,227)   (4,795)
  Proceeds from sales of equipment                 3,703    15,549
  Purchase of property and equipment             (15,699)  (33,635)
  Investment in restricted cash and investments     (373)     (286)
                                                --------  --------
 Net cash used in investing activities           (15,800)  (20,863)

Cash flows from financing activities
  Proceeds from borrowings                           609    19,911
  Repayments of borrowings                       (26,613)   (5,563)
  Dividends                                         (850)     (850)
                                                --------  --------
 Net cash provided by (used in)
  financing activities                           (26,854)   13,498
                                                --------  --------
Increase  (decrease) in cash and
  cash  equivalents                                8,337    (6,419)

Cash and cash equivalents
 Beginning of period                               6,083    10,350
                                                --------  --------
 End of period                                  $ 14,420  $  3,931
                                                ========  ========

Supplemental disclosures of cash flow information
 Cash paid during the period for:
  Interest                                      $  6,420  $  6,830
  Income taxes                                        26     1,039

Supplemental schedule of noncash investing and
 financing activities
 Equipment obtained through borrowings          $  3,327  $  1,303
 Repayment of borrowings through return of railcars
   held for refurbishment or sale                    -       1,534


The accompanying notes are an integral part of these statements.

                                    THE GREENBRIER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, unaudited)

Note 1 - INTERIM FINANCIAL STATEMENTS

The consolidated financial statements of The Greenbrier Companies, Inc. and Subsidiaries ("Greenbrier" or the "company") as of November 30, 1996 and for the three months ended November 30, 1996 and 1995, have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which in the opinion of management are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three months ended November 30, 1996 are not necessarily indicative of the results to be expected for the entire year ending August 31, 1997.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements contained in Greenbrier's 1996 Annual Report incorporated by reference into the company's 1996 Annual Report on Form 10-K.


Note 2 - INVENTORIES
                                           November 30, August 31,
                                               1996        1996

Manufacturing supplies and raw materials     $  6,654    $  5,856
Work-in-process                                52,852      60,474
Assets held for sale                            9,849       9,659
                                             --------    --------
                                             $ 69,355    $ 75,989
                                             ========    ========

Note 3 - COMMITMENTS AND CONTINGENCIES

Purchase commitments of approximately $6,200 for leasing and services operating equipment were outstanding as of November 30, 1996.

Subsequent to November 30, 1996, a minority investor's interest in a consolidated subsidiary was acquired for $16 million, utilizing operating cash flow and available lines of credit.

                                    THE GREENBRIER COMPANIES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Greenbrier Companies, Inc. and Subsidiaries ("Greenbrier") currently operates in two primary business segments: the manufacture of railcars and marine vessels and the refurbishment of railcars; and the leasing and management of surface transportation equipment and related services, including third-party transportation logistics. The two business segments are operationally integrated. The manufacturing operations produce double-stack intermodal railcars, conventional railcars and marine vessels and perform refurbishment and maintenance activities, a portion of which is for railcar leasing operations. The leasing and services operation undertakes most of the sales and marketing activities for the manufacturing operations. New product development is also conducted on an integrated basis.

The  following  table sets forth information regarding  costs  and
expenses,   expressed   as   a  percentage   of   the   associated
manufacturing or leasing and services revenue.

                                                Three Months Ended
                                                    November 30,
                                                   1996     1995
Manufacturing:
 Sales                                             100.0%   100.0%
 Cost of sales                                      92.4     90.5
 Selling and administrative expense                  3.7      3.3
 Interest expense                                    0.6      1.0
 Minority interest                                   0.5     (0.6)
 Earnings before income tax expense                  2.8      5.8

Leasing and services:
 Revenues                                          100.0%   100.0%
 Operating expense                                  60.7     46.4
 Selling and administrative expense                 13.9     14.8
 Interest expense                                   15.0     24.8
 Minority interest                                   1.6      3.4
 Earnings before income tax expense                  8.8     10.6

Corporate expense as a percentage of total revenues  1.2      1.3

Income tax expense as a percentage of
  pre-tax earnings                                  37.6     46.2

Net earnings as a percentage of total revenues       2.1      2.9


Three Months Ended November 30, 1996 Compared to Three Months Ended November 30, 1995

 Revenues. Manufacturing revenue for the three-month period ended November 30, 1996 increased 7% over the corresponding period in the prior year. Total deliveries increased by 127 to 1,600 in the current quarter, compared to 1,473 in the prior comparable period. Revenue from Canadian operations was substantially greater than the prior comparable period due to increased volume and a product mix with higher unit sales value. During the 1995 period the
Canadian facility experienced production difficulties. The increase in revenue from Canadian operations in 1996 was largely offset by decreased revenue from U.S. operations resulting from fewer railcar deliveries and a product mix including railcars with a lower unit sales value. In the quarter ended November 30, 1995, 40% of total new railcar deliveries were double-stack railcars while virtually all of the deliveries in the quarter ended November 30, 1996 were conventional railcars. This shift to conventional railcars is expected to continue for the near term due to the pause in the intermodal transportation market. The manufacturing backlog of railcars for sale and lease was approximately 1,200 railcars with an estimated value of $77 million as of November 30, 1996 compared to 2,200 railcars valued at $123 million as of August 31, 1996. Subsequent to quarter end, additional orders for 700 new railcars valued at approximately $40 million were received. Due to an industry-wide softening in demand for certain car types, the Canadian facility is expected to operate at reduced production and workforce levels for the foreseeable future which will impact operating results.

                                    THE GREENBRIER COMPANIES, INC.

  Leasing and services revenue increased $17 million, or 80%, for the quarter ended November 30, 1996 compared to the quarter ended November 30, 1995. This increase is primarily due to the recently expanded third-party transportation logistics operation and, to a lesser extent, additional railcars placed in lease service, partially offset by a decrease in revenue from automobile transportation services as a result of the lower volume of automobiles transported.

  Pre-tax earnings realized on the disposition of leased equipment during the quarter amounted to $538 compared to $285 realized in the corresponding prior period.

  Cost of Manufacturing Sales. Cost of sales as a percentage of manufacturing revenue increased in the quarter ended November 30, 1996 to 92.4% from 90.5% in the quarter ended November 30, 1995. The lower margins achieved in the current quarter result from a less favorable product mix at U.S. operations partially offset by continuing improvement in manufacturing efficiencies at the Canadian operation. The prior period margin benefited from a favorable product mix and the efficiencies of longer production runs.

  Leasing and Services Expense. Leasing and services expense as a percentage of revenue was 60.7% for the quarter ended November 30, 1996 which is indicative of the ratio expected for the foreseeable future. Expense as a percentage of revenue for the corresponding prior period was 46.4% as it did not include the recently expanded logistics operation. Logistics typically is a high-volume business with lower margins than the leasing operation. Reduced contribution from automobile transportation services due to lower volumes also had a negative impact on expense as a percentage of revenue for the current quarter.

   Selling and Administrative Expense. Total selling and administrative expense as a percentage of total revenue for the three months ended November 30, 1996 increased compared to the corresponding prior period primarily due to increased sales expense and costs associated with the recently acquired logistics operations.

 Interest Expense. Manufacturing interest expense declined due to lower working capital borrowings in the current period. The increase in leasing and services interest expense resulted from working capital borrowings offset somewhat by normal paydowns of term debt.

  Minority Interest. Manufacturing minority interest increased as a result of improved earnings of the Canadian operation. Leasing and services minority interest decreased due to reduced earnings from automobile transportation services.

  Income Tax Expense. The income tax provision for the quarter ended November 30, 1996 represents an effective tax rate of 42% on U.S. operations which is consistent with the corresponding prior period. Consolidated income taxes as a percentage of pre-tax earnings are less than 42% as the Canadian operation, which is not included in the U.S. consolidated tax return, previously generated operating loss carryforwards which offset current period earnings. In the prior period, no tax benefit was recognized for the losses incurred by Canadian operations.


Liquidity and Capital Resources

  Cash provided by operations totaled $51 million for the three-month period ended November 30, 1996 compared to $1 million for the corresponding prior period. The fluctuation in cash from operations is primarily due to the decrease in accounts receivable related to the timing of payment for newly manufactured railcars and to a lesser extent decreased inventory as a result of increased railcar deliveries.

  Existing credit facilities aggregate approximately $102 million at November 30, 1996. Revolving lines of credit aggregating $43 million, bearing interest primarily at the bank's Money Market Rate plus 1.5%, are available through March 1997 to provide working capital and interim financing of equipment for the leasing and services operations. Borrowings outstanding under these revolving lines of credit were $7 million as of November 30, 1996. A $30 million operating line of credit, bearing interest at prime, for working capital and a $10 million term loan facility for certain manufacturing capital expenditures are available through February 1999 and December 1997 for U.S. manufacturing operations. There were no borrowings outstanding under the operating line or the term facility as of November 30, 1996. A $19 million (at the November 30, 1996 exchange rate) operating line of credit, bearing interest at prime plus 1.125%, is available through March 1997 for working capital and certain capital expenditures for the Canadian operations. There were no borrowings outstanding under this operating line of credit as of November 30, 1996.

                                    THE GREENBRIER COMPANIES, INC.

  Subsequent to quarter end, Greenbrier acquired a minority investor's interest in a consolidated leasing and services subsidiary for approximately $16 million and increased the ownership percentage in the Canadian manufacturing facility by 10%. These transactions were financed through available lines of credit and operating cash flow.

  Capital expenditures totaled $25 million for the three months ended November 30, 1996 compared to $40 million for the three months ended November 30, 1995. Of these capital expenditures, approximately $23 million and $38 million, respectively, were attributable to leasing and services operations. Significant leasing and services capital expenditure programs included additions to the leased railcar fleet under refurbishment programs and various additions to the lease fleet related to other equipment purchases, some of which may be syndicated. Leasing and services capital expenditures for the remainder of 1997 are expected to be approximately $63 million.

  Approximately $2 million of the total capital expenditures for the three months ended November 30, 1996 and November 30, 1995 were attributable to manufacturing operations. Manufacturing capital expenditures for the remainder of 1997 are expected to be approximately $6 million. Capital expenditure programs include new and upgraded manufacturing plant and equipment to improve efficiencies and increase capacity.

  Operations in Canada give rise to market risks from changes in foreign currency exchange rates. To minimize these risks, forward exchange contracts are utilized. As of November 30, 1996 forward exchange contracts outstanding for the purchase of Canadian dollars were $24 million and for the purchase of U.S. dollars were $6 million, maturing at various dates through March 1997. Realized and unrealized gains and losses from such off-balance sheet contracts are deferred and recognized in income concurrent with the hedged transaction.

 Dividends of $.06 per share have been paid quarterly beginning in
1995.   The  most recent quarterly dividend of $.06 per share  was declared in January 1997 to be paid in February 1997.

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


Forward-Looking Statements

  Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not statements of historical fact may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. It is important to note that actual results or outcomes could differ materially from such forward-looking statements due to a number of factors, including, among others, general political, regulatory or economic conditions; competitive factors and pricing pressures; shifts in market demand; the performance and needs of industries served by Greenbrier; actual future costs and availability of materials and a trained workforce; changes in interest rates; the financial condition of principal customers; or a delay in or failure of new acquisitions or products to compete successfully. The forward-looking statements should be considered in light of these factors.

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


                                    THE GREENBRIER COMPANIES, INC.


Date:  January 14, 1997             By: /s/ Larry G. Brady
                                        Larry G. Brady
                                        Vice President and
                                        Chief Financial Officer

                                         (Principal Financial and
                                         Accounting Officer)