Form 10-Q
period 1997-02-28
GREENBRIER COMPANIES INC
filed 1997-04-11
CIK 923120

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549



                             Form 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         for the quarterly period ended February 28, 1997

                                or

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


                        (503) 684-7000
     (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes   X      No

   The number of shares of the registrant's common stock, $0.001 par value per share, outstanding on March 31, 1997 was 14,160,000 shares.

                                    THE GREENBRIER COMPANIES, INC.

                  PART I.  FINANCIAL INFORMATION

Item 1.                             Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)
                                           February 28,  August 31,
                                               1997        1996
Assets
 Manufacturing
  Current assets:
   Cash and cash equivalents                 $  1,436    $  2,303
   Accounts receivable                         40,026      63,009
   Inventories                                 58,734      75,989
   Prepaid expenses                             2,324       1,512
                                             --------    --------
                                              102,520     142,813

  Property, plant and equipment                38,356      35,893
  Other                                         4,386       3,720
                                             --------    --------
                                              145,262     182,426

 Leasing and services
  Cash and cash equivalents                     3,732       3,780
  Restricted cash and investments               6,459       6,400
  Accounts and notes receivable                16,673      20,353
  Railcars held for refurbishment or sale       9,663      14,459
  Investment in direct finance leases         188,292     190,307
  Equipment on operating leases               203,681     174,394
  Prepaid expenses and other                   26,618      23,369
                                             --------    --------
                                              455,118     433,062
                                             --------    --------
                                             $600,380    $615,488
                                             ========    ========

Liabilities and Stockholders' Equity
 Manufacturing
  Current liabilities:
   Revolving notes                           $ 20,792    $ 13,314
   Accounts payable and accrued liabilities    41,323      49,924
   Current portion of notes payable             1,237       1,053
                                             --------    --------
                                               63,352      64,291

  Notes payable                                13,591      13,014
                                             --------    --------
                                               76,943      77,305

 Leasing and Services
  Revolving notes                              23,246      14,500
  Accounts payable and accrued liabilities     63,020      68,209
  Deferred revenue                              1,483       4,377
  Deferred participation                       36,104      32,316
  Deferred income taxes                        20,044      22,126
  Notes payable                               204,653     202,211
                                             --------    --------
                                              348,550     343,739

  Subordinated debt                            41,794      44,554

 Minority interest                             17,936      38,154

 Commitments and contingencies (Note 3)

 Stockholders' equity
  Preferred stock - $0.001 par value, 25,000
    shares authorized, none issued                -           -
  Common stock - $0.001 par value, 50,000
    shares authorized, 14,160 outstanding          14          14
  Additional paid-in capital                   49,109      49,079
  Retained earnings                            65,657      62,259
  Foreign currency translation adjustment         377         384
                                             --------    --------
                                              115,157     111,736
                                             --------    --------
                                             $600,380    $615,488
                                             ========    ========

The accompanying notes are an integral part of these statements.

                                    THE GREENBRIER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts, unaudited)

                           Three Months Ended            Six Months Ended
                        February 28,  February 29,   February 28,  February 29,
                           1997          1996           1997          1996
Revenues
 Manufacturing            $ 74,558      $117,394       $176,437      $212,503
 Leasing and services       39,698        24,697         78,714        46,353
                          --------      --------       --------      --------
  Total revenues           114,256       142,091        255,151       258,856

Costs and expenses
 Cost of manufacturing
  sales                     68,282       104,862        162,403       190,932
 Leasing and services       22,389        10,872         46,068        20,922

Selling and administrative
 expense:
  Manufacturing              3,982         3,848          7,769         7,024
  Leasing and services       7,129         3,817         12,544         7,018
  Corporate                  1,908         1,914          3,535         3,468
                          --------      --------       --------      --------
                            13,019         9,579         23,848        17,510
 Interest expense:
  Manufacturing                660           874          1,242         1,832
  Leasing and services       5,957         5,590         11,832        10,953
                          --------      --------       --------      --------
                             6,617         6,464         13,074        12,785
 Minority interest:
  Manufacturing                251            77            750          (529)
  Leasing and services         116           678            743         1,421
                          --------      --------       --------      --------
                               367           755          1,493           892
                          --------      --------       --------      --------
Total costs and expenses   110,674       132,532        246,886       243,041

Earnings before income
 tax expense
  Manufacturing              1,383         7,733          4,273        13,244
  Leasing and services       4,107         3,740          7,527         6,039
  Corporate                 (1,908)       (1,914)        (3,535)       (3,468)
                          --------      --------       --------      --------
                             3,582         9,559          8,265        15,815
Income tax expense          (1,405)       (3,980)        (3,168)       (6,873)
                          --------      --------       --------      --------
Net earnings              $  2,177      $  5,579       $  5,097      $  8,942
                          ========      ========       ========      ========

Net earnings per share    $   0.15      $   0.39       $   0.36      $   0.63
                          ========      ========       ========      ========
Weighted average shares
 outstanding                14,160        14,160         14,160        14,160
                          ========      ========       ========      ========
Dividends declared
 per share                $   0.06      $   0.06       $   0.12      $   0.12
                          ========      ========       ========      ========

The accompanying notes are an integral part of these statements.

                                    THE GREENBRIER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)
                                                 Six Months Ended
                                              February 28,  February 29,
                                                 1997          1996

Cash flows from operating activities
 Net earnings                                   $  5,097      $  8,942
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Deferred income taxes                           (2,082)        1,413
  Deferred participation                           3,788         3,613
  Depreciation and amortization                   14,061        11,670
  Gain on sales of equipment                      (4,372)       (2,239)
  Other                                           (2,512)         (765)
 Decrease (increase) in assets:
  Accounts and notes receivable                   27,369       (11,965)
  Inventories                                     17,255        19,023
  Prepaid expenses and other                      (5,714)          647
 Increase (decrease) in liabilities:
  Accounts payable and accrued liabilities       (13,790)       (4,749)
  Deferred revenue                                (2,894)       (3,440)
                                                --------      --------
 Net cash provided by operating activities        36,206        22,150
                                                --------      --------

Cash flows from investing activities
  Principal payments received under direct
   finance leases                                  6,174         5,333
  Investment in direct finance leases             (7,816)      (10,782)
  Proceeds from sales of equipment                14,120        49,086
  Purchase of property and equipment             (52,019)      (58,437)
  Investment in restricted cash and investments      (59)       (8,789)
                                                --------      --------
 Net cash used in investing activities           (39,600)      (23,589)
                                                --------      --------

Cash flows from financing activities
  Proceeds from borrowings                        33,227        23,455
  Repayments of borrowings                       (12,716)      (21,309)
  Purchase of minority interest                  (16,333)           -
  Dividends                                       (1,699)       (1,699)
                                                --------      --------
 Net cash provided by financing activities         2,479           447
                                                --------      --------

Decrease in cash and cash equivalents               (915)         (992)
Cash and cash equivalents
 Beginning of period                               6,083        10,350
                                                --------      --------
 End of period                                  $  5,168      $  9,358
                                                ========      ========

Supplemental disclosures of cash flow information
 Cash paid during the period for:
  Interest                                      $ 13,138      $ 11,983
  Income taxes                                     1,962         5,179

Supplemental schedule of noncash investing and
 financing activities
 Equipment obtained through borrowings          $  3,577      $  5,115
 Repayment of borrowings through return of
  railcars held for refurbishment or sale          7,423         1,534


The accompanying notes are an integral part of these statements.

                                    THE GREENBRIER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, unaudited)

Note 1 - INTERIM FINANCIAL STATEMENTS

The consolidated financial statements of The Greenbrier Companies, Inc. and Subsidiaries ("Greenbrier" or the "company") as of February 28, 1997 and for the three and six months ended February 28, 1997 and February 29, 1996, have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which in the opinion of management are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the six months ended February 28, 1997 are not necessarily indicative of the results to be expected for the entire year ending August 31, 1997.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements contained in Greenbrier's 1996 Annual Report incorporated by reference into the company's 1996 Annual Report on Form 10-K.


Note 2 - INVENTORIES
                                           February 28,  August 31,
                                              1997         1996

Manufacturing supplies and raw materials     $  6,044    $  5,856
Work-in-process                                41,937      60,474
Assets held for sale                           10,753       9,659
                                             --------    --------
                                             $ 58,734    $ 75,989
                                             ========    ========


Note 3 - COMMITMENTS AND CONTINGENCIES

Purchase commitments of approximately $1,600 for leasing and services operating equipment were outstanding as of February 28, 1997.


Note 4 - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" which requires presentation of basic and diluted earnings per share upon adoption in 1998. If SFAS 128 had been adopted on September 1, 1996, basic and diluted earnings per share would have been the same as reported earnings per share.

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

                               Three Months Ended     Six Months Ended
                          February 28, February 29, February 28, February 29,
                              1997         1996         1997         1996
Manufacturing:
 Sales                       100.0%       100.0%       100.0%       100.0%
 Cost of sales                91.6         89.3         92.0         89.8
 Selling and
  administrative expense       5.3          3.3          4.4          3.3
 Interest expense              0.9          0.7          0.7          0.9
 Minority interest             0.3          0.1          0.5         (0.2)
 Earnings before income
  tax expense                  1.9          6.6          2.4          6.2

Leasing and services:
 Revenues                    100.0%       100.0%       100.0%       100.0%
 Operating expense            56.4         44.0         58.5         45.1
 Selling and
  administrative expense      18.0         15.5         15.9         15.2
 Interest expense             15.0         22.6         15.0         23.6
 Minority interest             0.3          2.8          1.0          3.1
 Earnings before income
  tax expense                 10.3         15.1          9.6         13.0

Corporate expense as a percentage
 of total revenues             1.7          1.3          1.4          1.3

Income tax expense as a percentage
 of pre-tax earnings          39.2         41.6         38.3         43.5

Net  earnings as a percentage of
 total revenues                1.9          3.9          2.0          3.5


Three Months Ended February 28, 1997 Compared to Three Months Ended
 February 29, 1996

 Revenues. Manufacturing revenue for the three-month period ended February 28, 1997 amounted to $75 million on deliveries of 873 railcars compared to $117 million on 1,854 deliveries in the corresponding prior period, a decrease of $42 million, or 36%. The effect on revenue of the reduced deliveries was partially offset by the higher per unit sales value in the current period. The current period deliveries consisted exclusively of conventional railcars consistent with the trend noted in the November 30, 1996 Form 10-Q. The manufacturing backlog of railcars for sale and lease was approximately 1,400 railcars with an estimated value of $82 million as of February 28, 1997, up slightly from the backlog reported at November 30, 1996. Due to an industry-wide softening in demand for freightcars, the manufacturing facilities are operating at reduced production and workforce levels, impacting operating results for the foreseeable future.

  Leasing and services revenue increased $15 million, or 61%, to $40 million for the quarter ended February 28, 1997 compared to $25 million for the quarter ended February 29, 1996. The increase is primarily a result of the recently expanded third-party transportation logistics operations and, to a lesser extent, additional railcars placed in lease service and increased sales of leased equipment.

                                    THE GREENBRIER COMPANIES, INC.

  Pre-tax earnings realized on the disposition of leased equipment during the quarter amounted to $3.3 million compared to $1.6 million for the corresponding prior period.

  Cost of Manufacturing Sales. Cost of sales as a percentage of manufacturing revenue increased in the quarter ended February 28, 1997 to 91.6% from 89.3% in the quarter ended February 29, 1996. The lower margins achieved in the current quarter result from a less favorable product mix at U.S. operations partially offset by continued improvement in manufacturing efficiencies at the Canadian operation. The prior period margin benefited from a more favorable product mix and the efficiencies of long production runs at U.S. operations.

  Leasing and Services Expense. Leasing and services expense as a percentage of revenue was 56.4% for the three-month period ended February 28, 1997. The primary factor in the increased ratio compared to prior periods is the logistics operation, which is typically a high-volume business with lower margins than the leasing operation. The current period ratio is consistent with expectations for the foreseeable future. Expense as a percentage of revenue for the corresponding prior period was 44% as it did not include the logistics operation.

   Selling   and  Administrative  Expense.    Total  selling   and
administrative expense increased $3 million, or 36%, to $13 million for the three months ended February 28, 1997 compared to $10 million for the comparable prior period. This increase is primarily due to the logistics operation which contributed $2 million and a $700,000 increase in provision for potential loss associated with receivables from a lessee of marine equipment that recently filed for protection under Chapter 11 of the Bankruptcy Code.

 Interest Expense. Manufacturing interest expense declined due to lower working capital borrowings as a result of reduced production levels in the current period. The increase in leasing and services interest expense is due to borrowings offset by normal paydowns of term debt.

  Minority Interest. Manufacturing minority interest increased as a result of improved earnings of the Canadian operation. Leasing and services minority interest decreased primarily due to the current period acquisition of a minority investor's interest in a consolidated leasing and services subsidiary.

  Income Tax Expense. The income tax provision for the quarter ended February 28, 1997 represents an effective tax rate of 42% on U.S. operations which is consistent with the corresponding prior period. Consolidated income taxes as a percentage of pre-tax earnings are less than 42% as the Canadian operation, which is not included in the consolidated tax return, previously generated operating loss carryforwards which offset current period taxable earnings.


Six  Months  Ended February 28, 1997 Compared to Six Months  Ended
February 29, 1996

  Revenues. Manufacturing revenue for the six-month period ended February 28, 1997 decreased $37 million, or 17%, to $176 million compared to $213 million in the corresponding prior period. Total railcar deliveries were 2,472 in the current six-month period, compared to 3,327 in the prior comparable period. Decreased revenue primarily resulted from fewer railcar deliveries.

 Leasing and services revenue increased approximately $33 million, or 70%, to $79 million for the six months ended February 28, 1997 compared to $46 million in the six months ended February 29, 1996. This increase is largely due to the recently expanded third-party transportation logistics operation and, to a lesser extent, additional railcars placed in lease service and increased sales of lease equipment.

  Pre-tax earnings realized on the disposition of leased equipment during the six-month period amounted to $3.8 million compared to $1.9 million realized in the corresponding prior period.

  Cost of Manufacturing Sales. Cost of sales as a percentage of manufacturing revenue increased for the six-month period ended
February 28, 1997 to 92.0% from 89.8% in the comparable prior period. The margins achieved in the current period result from a less favorable product mix at U.S. operations partially offset by continued improvement in manufacturing efficiencies at the Canadian operation. The prior period margin benefited from a more favorable product mix and the efficiencies of longer production runs at U.S. operations.

                                    THE GREENBRIER COMPANIES, INC.

  Leasing and Services Expense. Leasing and services expense as a percentage of revenue was 58.5% for the period ended February 28, 1997 which includes the high-volume, lower margin logistics operation. Expense as a percentage of revenue for the corresponding prior period was 45.1% as it did not include significant logistics operations.

   Selling   and  Administrative  Expense.   Total   selling   and
administrative expense increased $6 million, or 33%, to $24 million for the six months ended February 28, 1997 compared to $18 million for the comparable prior period. This increase is primarily due to the logistics operation which contributed $5 million and a $700,000 increase in provision for potential loss associated with receivables from a lessee of marine equipment that recently filed for protection under Chapter 11 of the Bankruptcy Code.

 Interest Expense. Manufacturing interest expense declined due to lower working capital borrowings in the current period. The increase in leasing and services interest expense resulted from borrowings offset somewhat by normal paydowns of term debt.

  Minority Interest. Manufacturing minority interest increased as a result of improved earnings of the Canadian operation. Leasing and services minority interest decreased primarily due to the current period acquisition of a minority investor's interest in a consolidated leasing and services subsidiary.

  Income Tax Expense. The income tax provision for the six-month period ended February 28, 1997 represents an effective tax rate of 42% on U.S. operations which is consistent with the corresponding prior period. Consolidated income taxes as a percentage of pre-tax earnings are less than 42% as the Canadian operation, which is not included in the U.S. consolidated tax return, previously generated operating loss carryforwards which offset current period taxable earnings. In the prior period, no tax benefit was recognized for the losses incurred by Canadian operations.


Liquidity and Capital Resources

 Cash provided by operations totaled $36 million for the six-month period ended February 28, 1997 compared to $22 million for the corresponding prior period. The fluctuation in cash from operations is primarily due to an improved receivables position combined with reduced inventory and payables resulting from lower levels of railcar production.

  Existing credit facilities aggregate approximately $102 million at February 28, 1997. A $43 million revolving line of credit, bearing interest primarily at the bank's Money Market Rate plus 1.5%, is available through June 1997 to provide working capital and interim financing of equipment for the leasing and services operations. Borrowings outstanding under this revolving line of credit were $23 million as of February 28, 1997. A $30 million operating line of credit, bearing interest at prime, for working capital and a $10 million term loan facility for certain manufacturing capital expenditures are available through February 1999 and December 1997 for U.S. manufacturing operations. Borrowings outstanding under the operating line were $19.9 million as of February 28, 1997 and there were no borrowings outstanding under the term facility. An $18 million (at the February 28, 1997 exchange rate) operating line of credit, bearing interest at prime plus 1.125%, is available through March 1998 for working capital and certain capital expenditures for the Canadian operations. Borrowings outstanding under the Canadian operating line of credit were $900,000 as of February 28, 1997.

 Capital expenditures totaled $63 million for the six months ended February 28, 1997 compared to $74 million for the six months ended February 29, 1996. Of these capital expenditures, approximately $58 million and $70 million, respectively, were attributable to leasing and services operations. Significant leasing and services capital expenditure programs included additions to the leased railcar fleet under refurbishment programs and various additions to the lease fleet related to other equipment purchases, some of which may be syndicated. Leasing and services capital expenditures for the remainder of 1997 are expected to be approximately $37 million. In December 1996, the minority investor's interest in a consolidated subsidiary was acquired for $16 million, utilizing operating cash flow and available lines of credit.

  Approximately $5 million and $4 million of the total capital expenditures for the six months ended February 28, 1997 and February 29, 1996 were attributable to manufacturing operations. Manufacturing capital expenditures for the remainder of 1997 are expected to be approximately $5 million. Capital expenditure programs include new and upgraded manufacturing plant and equipment to improve efficiencies and increase capacity.

                                    THE GREENBRIER COMPANIES, INC.

  Operations in Canada give rise to market risks from changes in foreign currency exchange rates. To minimize these risks, forward exchange contracts are utilized. As of February 28, 1997 forward exchange contracts outstanding for the purchase of Canadian dollars were $13.5 million and for the purchase of U.S. dollars were $2 million, maturing at various dates through May 1997. Realized and unrealized gains and losses from such off-balance sheet contracts are deferred and recognized in income concurrent with the hedged transaction.

 Dividends of $.06 per share have been paid quarterly beginning in
1995.   The  most recent quarterly dividend of $.06 per share  was declared in April 1997 to be paid in May 1997.

  Management expects existing funds and cash generated from operations, together with borrowings under existing or future credit facilities, will be sufficient to fund dividends, working capital needs, planned capital expenditures and expected debt repayments. Management anticipates long-term financing will be required and will continue to be available for the purchase of equipment to expand Greenbrier's lease fleet.


Forward-Looking Statements

  Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not statements of historical fact may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. It is important to note that actual results or outcomes could differ materially from such forward-looking statements due to a number of factors, including, among others, economic conditions; competitive factors and pricing pressures; shifts in market demand; actual future costs and availability of materials and a trained workforce; changes in interest rates; the financial condition of principal customers; or failure of logistics acquisitions to compete successfully. The forward-looking statements should be considered in light of these factors.

                                    THE GREENBRIER COMPANIES, INC.

                    PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders of the registrant was held on January 14, 1997.

(b) The meeting involved the election of directors. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement. All of management's nominees were elected. The following table sets forth information with respect to votes cast for and against each nominee:

                       Votes       Votes
                        For       Against       Votes      Broker
  Nominee             Election    Election    Abstaining  Non-Votes
  Alan James         12,225,371    12,320         --         --
  William A. Furman  12,225,413    12,278         --         --
  C. Bruce Ward      12,225,371    12,320         --         --


  The term of office for the following directors continued after the meeting: Victor G. Atiyeh, Peter K. Nevitt, A. Daniel O'Neal, Jr. and Benjamin R. Whiteley.

(c) Stockholders ratified appointment of Deloitte & Touche LLP as independent auditors for fiscal 1997. The appointment was approved by the vote of 12,227,347 shares in favor, 5,217 shares against, and 5,127 shares abstained from voting. There were no broker non-votes.

  Stockholders approved the Restated 1995 Employee Stock Purchase Plan. The Plan was approved by the vote of 12,189,365 shares in favor, 19,244 shares against, and 9,776 shares abstained from voting. There were no broker non-votes.


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


                                    THE GREENBRIER COMPANIES, INC.


Date: April 11, 1997                By: /s/ Larry G. Brady
     --------------------              --------------------------
                                        Larry G. Brady
                                        Vice President and
                                        Chief Financial Officer

                                         (Principal Financial and
                                         Accounting Officer)