Form 10-Q
period 1997-05-31
GREENBRIER COMPANIES INC
filed 1997-07-15
CIK 923120

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549



                             Form 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
            for the quarterly period ended May 31, 1997

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

   The number of shares of the registrant's common stock, $0.001 par value per share, outstanding on June 30, 1997 was 14,160,000 shares.

                                    THE GREENBRIER COMPANIES, INC.

                  PART I.  FINANCIAL INFORMATION

Item 1.                             Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)
                                                May 31,   August 31,
                                                 1997        1996
                                              ----------  ----------
Assets
 Manufacturing
  Current assets:
   Cash and cash equivalents                  $    1,198  $    2,303
   Accounts receivable                            19,190      63,009
   Inventories                                    90,571      75,989
   Prepaid expenses                                2,332       1,512
                                              ----------  ----------
                                                 113,291     142,813

  Property, plant and equipment                   39,816      35,893
  Other                                            4,263       3,720
                                              ----------  ----------
                                                 157,370     182,426
 Leasing and services
  Cash and cash equivalents                        3,551       3,780
  Restricted cash and investments                 18,170       6,400
  Accounts and notes receivable                   19,602      20,353
  Railcars held for refurbishment or sale          5,939      14,459
  Investment in direct finance leases            185,631     190,307
  Equipment on operating leases                  187,140     174,394
  Prepaid expenses and other                      25,414      23,369
                                              ----------  ----------
                                                 445,447     433,062
                                              ----------  ----------
                                              $  602,817  $  615,488
                                              ==========  ==========
Liabilities and Stockholders' Equity
 Manufacturing
  Current liabilities:
   Revolving notes                            $   23,347  $   13,314
   Accounts payable and accrued liabilities       46,224      49,924
   Current portion of notes payable                1,222       1,053
                                              ----------  ----------
                                                  70,793      64,291

  Notes payable                                   13,280      13,014
                                              ----------  ----------
                                                  84,073      77,305
 Leasing and Services
  Revolving notes                                 27,069      14,500
  Accounts payable and accrued liabilities        60,513      68,209
  Deferred revenue                                 2,884       4,377
  Deferred participation                          37,754      32,316
  Deferred income taxes                           22,275      22,126
  Notes payable                                  196,888     202,211
                                              ----------  ----------
                                                 347,383     343,739

  Subordinated debt                               38,090      44,554

 Minority interest                                18,255      38,154

 Stockholders' equity
  Preferred stock - $0.001 par value, 25,000
    shares authorized, none issued                   -           -
  Common stock - $0.001 par value, 50,000
    shares authorized, 14,160 outstanding             14          14
  Additional paid-in capital                      49,119      49,079
  Retained earnings                               65,587      62,259
  Foreign currency translation adjustment            296         384
                                              ----------  ----------
                                                 115,016     111,736
                                              ----------  ----------
                                              $  602,817  $  615,488
                                              ==========  ==========


The accompanying notes are an integral part of these statements.

                                    THE GREENBRIER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts, unaudited)

                              Three Months Ended    Nine Months Ended
                                    May 31,               May 31,
                              ------------------   --------------------
                                1997      1996       1997        1996
                              --------  --------   ---------  ---------
Revenues
 Manufacturing                $ 55,481  $ 95,842   $ 231,918  $ 308,345
 Leasing and services           41,320    25,298     120,034     71,651
                              --------  --------   ---------  ---------
  Total revenues                96,801   121,140     351,952    379,996

Costs and expenses
 Cost of manufacturing sales    52,084    85,529     214,487    276,461
 Leasing and services           24,716    10,734      70,784     31,656

 Selling and
  administrative expense:
  Manufacturing                  3,696     3,828      11,465     10,852
  Leasing and services           6,295     4,129      18,839     11,147
  Corporate                      1,169     1,487       4,704      4,955
                              --------  --------   ---------  ---------
                                11,160     9,444      35,008     26,954
 Interest expense:
  Manufacturing                    745       565       1,987      2,397
  Leasing and services           6,423     5,553      18,255     16,506
                              --------  --------   ---------  ---------
                                 7,168     6,118      20,242     18,903
 Minority interest:
  Manufacturing                    221       424         971       (105)
  Leasing and services             190       761         933      2,182
                              --------  --------   ---------  ---------
                                   411     1,185       1,904      2,077
                              --------  --------   ---------  ---------

  Total costs and expenses      95,539   113,010     342,425    356,051

Earnings before income tax expense
  Manufacturing                 (1,265)    5,496       3,008     18,740
  Leasing and services           3,696     4,121      11,223     10,160
  Corporate                     (1,169)   (1,487)     (4,704)    (4,955)
                              --------  --------   ---------  ---------
                                 1,262     8,130       9,527     23,945

Income tax expense                (482)   (3,229)     (3,650)   (10,102)
                              --------  --------   ---------  ---------

Net earnings                  $    780  $  4,901   $   5,877  $  13,843
                              ========  ========   =========  =========

Net earnings per share        $   0.06  $   0.35   $    0.42  $    0.98
                              ========  ========   =========  =========

Weighted average shares
 outstanding                    14,160    14,160      14,160     14,160
                              ========  ========   =========  =========

Dividends declared per share  $   0.06  $   0.06   $    0.18  $    0.18
                              ========  ========   =========  =========


The accompanying notes are an integral part of these statements.

                                    THE GREENBRIER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)
                                                Nine Months Ended
                                                     May 31,
                                                --------  --------
                                                  1997      1996
                                                --------  --------
Cash flows from operating activities
 Net earnings                                   $  5,877  $ 13,843
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Deferred income taxes                              149     2,666
  Deferred participation                           5,438     2,584
  Depreciation and amortization                   21,470    17,886
  Gain on sales of equipment                      (7,436)   (3,853)
  Other                                             (335)   (1,133)
 Decrease (increase) in assets:
  Accounts and notes receivable                   43,460   (10,244)
  Inventories                                    (14,582)     (785)
  Prepaid expenses and other                      (5,590)   (2,991)
 Increase (decrease) in liabilities:
  Accounts payable and accrued liabilities       (11,396)   10,788
  Deferred revenue                                (1,493)    1,538
                                                --------  --------
 Net cash provided by operating activities        35,562    30,299
                                                --------  --------

Cash flows from investing activities
  Principal payments received under
  direct finance leases                            9,546     5,604
  Investment in direct finance leases            (11,525)  (21,030)
  Proceeds from sales of equipment                35,074    59,625
  Purchase of property and equipment             (58,137)  (80,125)
  Investment in restricted cash and investments  (11,770)   (9,349)
                                                --------  --------
 Net cash used in investing activities           (36,812)  (45,275)
                                                --------  --------

Cash flows from financing activities
  Proceeds from borrowings                        39,408    28,337
  Repayments of borrowings                       (20,610)  (15,358)
  Purchase of minority interest                  (16,333)       -
  Dividends                                       (2,549)   (2,549)
                                                --------  --------
  Net cash provided by (used in)
   financing activities                              (84)   10,430
                                                --------  --------

Decrease in cash and cash equivalents             (1,334)   (4,546)
Cash and cash equivalents
 Beginning of period                               6,083    10,350
                                                --------  --------
 End of period                                  $  4,749  $  5,804
                                                ========  ========

Supplemental disclosures of cash flow information
 Cash paid during the period for:
  Interest                                      $ 17,275  $ 16,471
  Income taxes                                     2,876     9,880

Supplemental schedule of noncash investing and
 financing activities
 Equipment obtained through borrowings          $  4,024  $  6,680
 Repayment of borrowings through return of railcars
   held for refurbishment or sale                 11,574     1,534


The accompanying notes are an integral part of these statements.

                                    THE GREENBRIER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, unaudited)

Note 1 - INTERIM FINANCIAL STATEMENTS

The consolidated financial statements of The Greenbrier Companies, Inc. and Subsidiaries ("Greenbrier" or the "company") as of May 31, 1997 and for the three and nine months ended May 31, 1997 and 1996 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which in the opinion of management are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the nine months ended May 31, 1997 are not necessarily indicative of the results to be expected for the entire year ending August 31, 1997.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements contained in Greenbrier's 1996 Annual Report incorporated by reference into the company's 1996 Annual Report on Form 10-K.

Certain reclassifications have been made to prior years' financial statements to conform with the 1997 presentation.


Note 2 - INVENTORIES
                                                May 31,  August 31,
                                                 1997      1996
                                               --------   --------

Manufacturing supplies and raw materials       $  8,827   $  5,856
Work-in-process                                  45,596     60,474
Assets held for sale                             36,148      9,659
                                               --------   --------
                                               $ 90,571   $ 75,989
                                               ========   ========

Note 3 - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" which requires presentation of basic and diluted earnings per share upon adoption in 1998. If SFAS 128 had been adopted effective September 1, 1995, basic and diluted earnings per share would have been the same as reported earnings per share.

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

During 1995, Greenbrier entered the highway trailer rental market expecting to create new growth opportunities as well as to extend the economic life and value of existing intermodal equipment. Additionally, in 1996 Greenbrier expanded its third-party transportation logistics services also anticipating new growth opportunities and as a means to complement the existing manufacturing and leasing businesses. Expectations for these businesses have not been achieved and management continues to evaluate alternatives for addressing these underperforming operations.

The  following  table sets forth information regarding  costs  and
expenses,   expressed   as   a  percentage   of   the   associated
manufacturing or leasing and services revenue.

                              Three Months Ended Nine Months Ended
                                    May 31,           May 31,
                              -----------------  -----------------
                                1997     1996      1997     1996
                              -------- --------  -------- --------
Manufacturing:
 Sales                          100.0%   100.0%    100.0%   100.0%
 Cost of sales                   93.9     89.2      92.5     89.7
 Selling and
   administrative expense         6.7      4.0       4.9      3.5
 Interest expense                 1.3      0.6       0.9      0.8
 Minority interest                0.4      0.5       0.4     (0.1)
 Earnings before income
   tax expense                   (2.3)     5.7       1.3      6.1

Leasing and services:
 Revenues                       100.0%   100.0%    100.0%   100.0%
 Operating expense               59.8     42.4      59.0     44.2
 Selling and
   administrative expense        15.2     16.3      15.7     15.6
 Interest expense                15.5     22.0      15.2     23.0
 Minority interest                0.5      3.0       0.8      3.0
 Earnings before income
   tax expense                    9.0     16.3       9.3     14.2

Corporate expense as a percentage
 of total revenues                1.2      1.2       1.3      1.3

Income tax expense as a percentage
 of pre-tax earnings             38.2     39.7      38.3     42.2

Net earnings as a percentage of
 total revenues                   0.8      4.0       1.7      3.6


Three Months Ended May 31, 1997 Compared to Three Months Ended May
31, 1996

 Revenues. Manufacturing revenue for the three-month period ended May 31, 1997 amounted to $55 million on deliveries of 660 railcars compared to $96 million on 1,400 deliveries in the corresponding prior period, a decrease of $41 million, or 43%. The decrease in revenues from the reduced deliveries was partially offset by the higher per unit sales value in the current period. The current period deliveries consisted primarily of conventional railcars in keeping with the trend noted in previous reports on Form 10-Qs. Due to a continued industry-wide reduction in demand for freightcars, the manufacturing facilities are operating at lower production and workforce levels compared to the prior comparable period. The manufacturing backlog of railcars for sale and lease was approximately 2,600 railcars with an estimated value of $143 million as of May 31, 1997, up significantly from the backlog reported at February 28, 1997 of 1,400 cars valued at $82 million. The backlog includes an order received during the quarter for 975 double-stack cars which are anticipated to be delivered late in the fourth quarter of the current year and into fiscal 1998.

                                    THE GREENBRIER COMPANIES, INC.

  Leasing and services revenue increased $16 million, or 64%, to $41 million for the quarter ended May 31, 1997 compared to $25 million for the quarter ended May 31, 1996. The increase in revenue is primarily a result of the third-party transportation logistics operations which generated $14 million and, to a lesser extent, additional railcars placed in lease service and increased sales of leased equipment. The prior comparable period did not include significant logistics operations.

  Pre-tax earnings realized on the disposition of leased equipment during the quarter amounted to $1.8 million compared to $1.5 million for the corresponding prior period.

  Cost of Manufacturing Sales. Cost of sales as a percentage of manufacturing revenue increased in the quarter ended May 31, 1997 to 93.9% from 89.2% in the quarter ended May 31, 1996. The lower margins generated in the current quarter resulted from a highly competitive market and a less favorable product mix. This product mix included a car type on which a negative margin was experienced due principally to production difficulties. This car type represents a minor percentage of the May 31, 1997 backlog and is not expected to significantly impact future results. The prior period margin benefited from a more favorable product mix and the efficiencies of long production runs at U.S. operations.

  Leasing and Services Expense. Leasing and services expense as a percentage of revenue was 59.8% for the three-month period ended May 31, 1997. The current period includes $13 million from the logistics operation, which is typically a high-volume business with lower margins than the leasing operation. This ratio is consistent with expectations for the foreseeable future. Expense as a percentage of revenue for the corresponding prior period was 42.4% as it did not include the logistics operation.

   Selling and Administrative Expense. Total selling and administrative expense increased 22%, to $11 million for the three months ended May 31, 1997 compared to $9 million for the comparable prior period. This increase is primarily due to the logistics operation.

  Interest  Expense.  Interest expense increased  due  to  greater
usage  of  revolving  credit  lines  and  additional   term   debt
borrowings.

  Minority Interest. Manufacturing minority interest decreased as a result of reduced earnings of the Canadian operation. Leasing and services minority interest decreased primarily due to the current year acquisition of a minority investor's interest in a consolidated leasing and services subsidiary.

  Income Tax Expense. The effective income tax rate was 38% for 1997 and 40% for 1996. The U.S. tax rate remained consistent at 42% and the decrease is attributable to the use of net operating losses in Canada which offset Canadian taxable income in 1997.


Nine  Months Ended May 31, 1997 Compared to Nine Months Ended  May
31, 1996

  Revenues. Manufacturing revenue for the nine-month period ended May 31, 1997 decreased 25% to $232 million compared to $308 million in the corresponding prior period. Total railcar deliveries were 3,100 in the current nine-month period, compared to 4,700 in the prior comparable period. Decreased revenue resulted from fewer railcar deliveries partially offset by higher per unit sales value.

 Leasing and services revenue increased approximately $48 million, or 67%, to $120 million for the nine months ended May 31, 1997 compared to $72 million for the nine months ended May 31, 1996. The increase in revenue is largely due to the third-party transportation logistics operation which generated $40 million and, to a lesser extent, additional railcars placed in lease service and increased sales of lease equipment.

  Pre-tax earnings realized on the disposition of leased equipment during the nine-month period amounted to $5.6 million compared to $3.4 million realized in the corresponding prior period.

  Cost of Manufacturing Sales. Cost of sales as a percentage of manufacturing revenue increased for the nine-month period ended May 31, 1997 to 92.5% from 89.7% in the comparable prior period. The margins generated in the current period reflect a highly competitive market, less favorable product mix and shorter production runs, partially offset by improvement in manufacturing efficiencies at the Canadian operation.

                                    THE GREENBRIER COMPANIES, INC.

  Leasing and Services Expense. Leasing and services expense as a percentage of revenue was 59% for the period ended May 31, 1997. Excluding $36 million attributable to the high-volume, lower margin logistics operation, the percentage would have been 43.2%. Expense as a percentage of revenue for the corresponding prior period was 44.2% as it did not include significant logistics operations.

   Selling and Administrative Expense. Total selling and administrative expense increased $8 million to $35 million for the nine months ended May 31, 1997 compared to $27 million for the comparable prior period. Expense of $7 million is attributable to the logistics operation and $700,000 represents a provision for potential loss on receivables from a marine equipment lessee that recently filed for protection under Chapter 11 of the Bankruptcy Code. An increase in this provision is not anticipated in the foreseeable future since the lessee is making payments on a current basis.

  Interest Expense. Manufacturing interest expense declined as compared to the prior nine-month period due to an overall lower usage of revolving credit lines offset somewhat by the increased usage in the current quarter. The increase in leasing and services interest expense resulted from borrowings offset somewhat by normal paydowns of term debt.

  Minority Interest. Manufacturing minority interest increased as a result of improved earnings of the Canadian operation. Leasing and services minority interest decreased primarily due to the current period acquisition of a minority investor's interest in a consolidated leasing and services subsidiary.

  Income Tax Expense. The effective income tax rate was 38% for 1997 and 42% for 1996. The U.S. tax rate remained consistent at 42% and the decrease is attributable to the use of net operating losses in Canada which offset Canadian taxable income in 1997. In the prior period, no tax benefit was recognized for the losses incurred by Canadian operations.


Liquidity and Capital Resources

  Cash provided by operations totaled $36 million for the nine-month period ended May 31, 1997 compared to $30 million for the corresponding prior period. The increased level of cash generated from operations resulted primarily from receivable collections offset somewhat by increased inventory and a reduction in accounts payable, as well as reduced earnings. Inventory and receivable activity is mainly the result of lower external deliveries of railcars and the increased number of railcars built and leased during the current nine month period which are being held for subsequent sale. The reduced payables position is primarily related to the completion of refurbishment activity under the Golden West Service Program.

  Existing credit facilities aggregate approximately $101 million at May 31, 1997. A $43 million revolving line of credit, bearing interest primarily at the bank's Money Market Rate plus 1.5%, is available through August 1997 to provide working capital and interim financing of equipment for the leasing and services operations. Borrowings outstanding under this revolving line of credit were $27 million as of May 31, 1997. A $30 million operating line of credit to be used for working capital, bearing interest at prime and a $10 million term loan facility to be used for certain manufacturing capital expenditures are available through February 2000 and December 1998 for U.S. manufacturing operations. Borrowings outstanding under the operating line were $15 million as of May 31, 1997 and there were no borrowings outstanding under the term facility. An $18 million (at the May 31, 1997 exchange rate) operating line of credit, bearing interest at prime plus 1.125%, is available through March 1998 for working capital and certain capital expenditures for the Canadian operations. Borrowings outstanding under the Canadian operating line of credit were $8 million as of May 31, 1997. Subsequent to quarter end, the Canadian operation obtained an additional $CDN19 million short-term credit facility, bearing interest at prime plus 1.125%, which is available through October 1997 for financing inventory.

  Capital expenditures totaled $74 million for the nine months ended May 31, 1997 compared to $108 million for the nine months ended May 31, 1996. Of these capital expenditures, approximately $67 million and $103 million, respectively, were attributable to leasing and services operations. The lower level of expenditures compared to the prior year primarily reflects reduced highway trailer purchases and the completion of refurbishment activities under the Golden West Service Program. Leasing and services capital expenditures for the remainder of 1997 are expected to be approximately $7 million. In December 1996, the minority investor's interest in a consolidated subsidiary was acquired for $16 million, utilizing operating cash flow and available lines of credit.

                                    THE GREENBRIER COMPANIES, INC.

  Approximately $7 million and $5 million of the total capital expenditures for the nine months ended May 31, 1997 and May 31, 1996 were attributable to manufacturing operations. Manufacturing capital expenditures for the remainder of 1997 are expected to be approximately $2 million. Capital expenditure programs include new and upgraded manufacturing plant and equipment to improve efficiencies and increase capacity.

  Operations in Canada give rise to market risks from changes in foreign currency exchange rates. To minimize these risks, forward exchange contracts are utilized. As of May 31, 1997 forward exchange contracts outstanding for the purchase of Canadian dollars were $31 million maturing at various dates through August 1997. Realized and unrealized gains and losses from such off-balance sheet contracts are deferred and recognized in income concurrent with the hedged transaction.

 Dividends of $.06 per share have been paid quarterly beginning in fiscal 1995. The most recent quarterly dividend of $.06 per share was declared in July 1997 to be paid in August 1997.

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


Forward-Looking Statements

  Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not statements of historical fact may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. It is important to note that actual results or outcomes could differ materially from such forward-looking statements due to a number of factors, including, among others, economic conditions; competitive factors and pricing pressures; shifts in market demand; actual future costs and availability of materials and a trained workforce; changes in interest rates; the financial condition of principal customers; or a delay or failure of products or services to compete successfully. The forward-looking statements should be considered in light of these factors.

                                    THE GREENBRIER COMPANIES, INC.

                    PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

    10.35*  Greenbrier Leasing Corporation Manager Owned Target
            Benefit Plan dated as of January 1, 1996

    27.     Financial Data Schedule


* Management contract or compensatory plan or arrangement.


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


                                    THE GREENBRIER COMPANIES, INC.


Date:  July 11, 1997                By: /s/Larry G. Brady
                                        Larry G. Brady
                                        Vice President and
                                        Chief Financial Officer

                                         (Principal Financial and
                                         Accounting Officer)