Form 10-K405
period 1997-08-31
GREENBRIER COMPANIES INC
filed 1997-11-26
CIK 923120

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549-1004

                                      FORM 10-K
               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED AUGUST 31, 1997
                                          or
             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
              for the transition period from ___________ to ___________

                             Commission File No. 1-13146

                             ---------------------------

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

                             ---------------------------

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes   X    No
    -----     -----

Aggregate market value of the Registrant's Common Stock held by non-affiliates on October 31, 1997 (based on the closing price of such shares on such date) was approximately $92,111,000.

The number of shares outstanding of the Registrant's Common Stock on October 31, 1997 was 14,165,028 shares of Common Stock, par value $0.001 per share.

                         DOCUMENTS INCORPORATED BY REFERENCE
     Parts of Registrant's 1997 Annual Report to Stockholders and of Registrant's Proxy Statement dated November 24, 1997 prepared in connection with the Annual Meeting of Stockholders to be held on January 13, 1998 are incorporated by reference into Parts II and III of this Report.

                            THE GREENBRIER COMPANIES, INC.
                                      FORM 10-K
                                  TABLE OF CONTENTS



PART I                                                                      PAGE
                                                                            ----

    Item 1.   BUSINESS                                                        1

    Item 2.   PROPERTIES                                                      7

    Item 3.   LEGAL PROCEEDINGS                                               8

    Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             8

PART II

    Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS                                             8

    Item 6.   SELECTED FINANCIAL DATA                                         8

    Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   8

    Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     8

    Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE                             8

PART III

    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT                  9

    Item 11.  EXECUTIVE COMPENSATION                                          9

    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT                                                  9

    Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  9

PART IV

    Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K                                                    10


    SIGNATURES                                                               19


                                         (i)

                                       PART I.

ITEM 1.  BUSINESS
                                     INTRODUCTION

The Greenbrier Companies, Inc. ("Greenbrier" or the "Company") is a leading supplier of transportation equipment and services to the railroad and related industries. The Company's manufacturing segment produces double-stack intermodal railcars, conventional railcars and marine vessels, and provides repair and refurbishment for both intermodal and conventional railcars. In addition to manufacturing, Greenbrier is engaged in complementary leasing and services activities. The lease fleet consists of 27,594 owned or managed railcars as of August 31, 1997. Greenbrier believes this fleet is among the largest non-railroad owned fleets in the United States.

Greenbrier divested its fleet of domestic containers, intermodal and highway trailers and chassis previously held for lease during the fourth quarter of 1997 and subsequent to year end. The Company is currently engaged in discussions with potential purchasers of its third party transportation logistics business. The decision to divest the third party logistics and trailer and container leasing operations was reached after an extensive review of various options by management. The expansion of the logistics segment during 1996 and 1997 was based on expected complementary advantages of bringing assets and services together which did not develop. Industry fundamentals for both businesses are strong, however; rates of return on capital invested have been less than desired. The Company has decided to focus on its core railcar operations where it believes it can more productively deploy management and capital resources.

Greenbrier is a Delaware corporation formed in 1981. The Company's principal executive offices are located at One Centerpointe Drive, Lake Oswego, Oregon 97035, and its telephone number is (503) 684-7000.


                                PRODUCTS AND SERVICES

Greenbrier operates in two primary business segments: the manufacture of railcars and marine vessels and the refurbishment and repair of railcars; and the leasing and management of surface transportation equipment and related services. A summary of selected consolidated financial information for these two business segments as well as domestic and foreign operations is set forth in
Note 16 of the Notes to Consolidated Financial Statements.

INTERMODAL PRODUCTS

Intermodal transportation is the movement of cargo in standardized containers or trailers. Intermodal containers and trailers are generally freely interchangeable among railcar, truck or ship, making it possible to move cargo in a single container or trailer from a point of origin to its final destination without the repeated loading and unloading of freight required by traditional shipping methods. A major innovation in intermodal transportation has been the articulated double-stack railcar which transports stacked containers on a single platform. An articulated railcar is a unit comprised of up to five platforms, each of which is linked by a common set of wheels and axles.

DOUBLE-STACK RAILCARS. The double-stack railcar provides significant operating and capital savings over other types of intermodal railcars. These savings are the result of (i) increased train density (two containers are carried within the same longitudinal space conventionally used to carry one trailer or container);
(ii) a railcar weight reduction per container of approximately 50 percent;
(iii) easier terminal handling characteristics; (iv) reduced equipment costs of approximately 30 percent over the cost of providing the same carrying capacity with conventional equipment; (v) better ride quality leading to reduced damage claims; and (vi) increased fuel efficiency resulting from weight reduction and improved aerodynamics. The Company is the leading manufacturer of double stack railcars with an estimated cumulative U.S. market share of nearly 60%. In 1997, 375 double-stack railcars were manufactured and sold by the Company, which the Company believes represents 54% of total market share during such period.

Greenbrier's comprehensive line of articulated and non-articulated double-stack railcars offers varying load capacities and configurations. Current double-stack products include:

    MAXI-STACK -Registered Trademark- - The Maxi-Stack is a series of double-stack railcars that features the ride-quality and operating efficiency of articulated stack cars and the versatility for alternating platforms to carry a variety of cargo. The Maxi-Stack III is a five-platform railcar that features the ability to carry containers up to 53 feet in length, the longest shipping containers presently in use. The Maxi-Stack AP is a three-platform all-purpose railcar that is more versatile than other intermodal cars that carry both trailers and containers because it allows the loading of either one large over-the-road trailer or two 28-foot trailers. It is also able to carry double-stack containers on the same platform.

    HUSKY-STACK -Registered Trademark- - The Husky-Stack is a non-articulated (stand-alone) or draw bar connected series of double-stack railcars with the capability of carrying containers up to 42 percent heavier than a single Maxi-Stack platform. The All-Purpose Husky-Stack is a non-articulated version of the Maxi-Stack AP. Husky-Stack 2+2 is a 56-foot railcar that allows the double-stack loading of up to four 28-foot containers. Husky-Stack also provides a means to extend double-stack economics to small load segments and terminals.

AUTOSTACK. Autostack is a proprietary system developed and licensed by the Company to transport vehicles intermodally in standard domestic or international shipping containers and, unlike conventional multi-level railcars, can be used in standard rail, ship and highway intermodal corridors. In 1997, Greenbrier recorded a $7 million write-down of the carrying value of the Autostack operating equipment to approximate the anticipated net realizable value of the assets based on projected future performance under existing contracts. Greenbrier believes Autostack will remain a niche player in the vehicle transportation industry. The Autostack system transported approximately 98,000 vehicles in 1997.

CONVENTIONAL RAILCARS

Greenbrier, through its subsidiaries Gunderson, Inc. and TrentonWorks Limited, is the leading manufacturer of boxcars in North America. A wide variety of 100-ton capacity boxcars, primarily used in the forest products industry, are offered as well as custom built high capacity railcars for special applications such as automotive parts or canstock movement. In addition to boxcars, the Company manufactures high cubic capacity covered hopper railcars for grain transportation, center partition flat cars for lumber and other building materials, gondolas for scrap steel services and various other conventional railcar types. In 1997, approximately 4,100 conventional railcars were manufactured and leased or sold.

Other conventional railcar designs such as flat cars and woodchip cars have been manufactured by the Company. The need for expansion and upgrading of the railcar manufacturing and refurbishing facilities is continually evaluated in order to take advantage of increased market opportunities for new railcar designs.

RAIL SERVICES

Greenbrier is actively engaged in the repair and refurbishment of railcars for third parties as well as its own lease fleet. In certain situations, repair and refurbishment of the Company's lease fleet is performed in unaffiliated facilities. Refurbishing and repair facilities are located in Portland and Springfield, Oregon and Cleburne, Texas. The Springfield facility has a long-term contract with a third-party primarily for the repair of railcars. Greenbrier believes it is one of only a few railcar lessors with its own refurbishing capabilities. In addition, Greenbrier operates wheel shops in Portland, Pine Bluff, Arkansas and Tacoma, Washington.

MARINE VESSEL FABRICATION

The Portland, Oregon manufacturing facility is located on a deep water port on the Willamette River. Until 1984, the Company's predecessor designed and built ocean-going barges and other types of marine vessels for maritime shipping companies. In 1995, Greenbrier re-entered the marine vessel market and expanded and upgraded the marine facilities, which includes the largest side-launch ways on the West Coast. The upgraded marine facilities also enhance steel plate burning and fabrication capacity providing flexibility for railcar production. Since 1995 vessels manufactured included conventional deck barges for aggregates and other heavy industrial products and ocean-going dump barges.

LEASING AND SERVICES

Greenbrier currently manages a lease fleet of 27,594 railcars of which 16,045 are owned and the remainder are managed for institutional investors and other leasing companies. As of August 31, 1997 approximately 96.4% of the owned units available for revenue service were on lease with an average remaining lease term of 4 years. Management services include asset marketing and re-marketing, maintenance management, accounting and/or administration. Greenbrier participates in both the finance and the operating lease segments of the market. The aggregate rental payments over the operating lease terms do not fully amortize the acquisition costs of the leased equipment, as a result, the Company is subject to the customary risk that it may not be able to sell or re-lease equipment after the operating lease term expires. However, the Company believes it can effectively manage the risks typically associated with operating leases due to its intermodal expertise and its refurbishing and remarketing capabilities. Most of the railcar leases are "full service" leases, whereby Greenbrier is responsible for maintenance, taxes and administration. The rail fleet is maintained, in part, through Greenbrier's own facilities and engineering and technical staff. Assets from the owned lease fleet are periodically sold to take advantage of market conditions, manage risk and maintain liquidity. Railcar equipment held for sale consists mainly of hulks that will either be refurbished or sold. Trailers and containers held for sale include domestic containers, intermodal and highway trailers and chassis that were sold subsequent to year end.

The following table summarizes the lease fleet:

                                                                            FLEET PROFILE
                                                                       AS OF AUGUST 31, 1997(1)
                                             ------------------------------------------------------
                                                                                                            Average
                                                                                          % of Owned         Age of
                                              Owned      Managed         Total             Units on           Owned
                                              Units       Units          Units              Lease          Units (Yrs.)
                                             -------     -------        -------          ----------        ------------
Railcars Available for
 Revenue Service                              14,252      11,549        25,801            96.4%              18.9
Railcar Equipment Held
 for Sale                                      1,793           -         1,793
                                             -------     -------       -------
                                              16,045      11,549        27,594
                                             -------     -------       -------
                                             -------     -------       -------
Trailers and Containers Held
 for Sale                                     12,090       1,244        13,334
                                             -------     -------       -------
                                             -------     -------       -------
Lessee Profile
 Class I Railroads                            11,289       8,971        20,260
 Non-Class I Railroads                         1,348       1,108         2,456
 Shipping Companies                              971       1,427         2,398
 Leasing Companies                               137           3           140
 Off-Lease                                       507          40           547
                                             -------     -------       -------
     Total Revenue Units                      14,252      11,549        25,801
                                             -------     -------       -------
                                             -------     -------       -------

-------------
(1) Each platform of an articulated car is treated as a separate car.

A substantial portion of the equipment in the lease fleet has been acquired through an agreement entered into in August 1990 with Southern Pacific Transportation Company, which has since merged with Union Pacific Railroad Company ("Union Pacific"), to purchase, refurbish and remarket over 10,000 railcars. The railcars are refurbished to predetermined specifications by Greenbrier or by unaffiliated contract shops after satisfactory remarketing arrangements are in place. All of the railcars subject to this agreement have been refurbished and are on lease as of August 31, 1997.

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

In 1997, approximately 45 percent of the Company's domestic requirements for steel plate were purchased from Oregon Steel Mills, Inc. Approximately 76 percent of the Canadian requirements for steel plate were purchased from Algoma Steel Inc. No other suppliers accounted for in excess of ten percent of total purchases in 1997, and the top ten suppliers (including Oregon Steel Mills, Inc. and Algoma Steel Inc.) accounted for approximately 28 percent of total purchases. The Company maintains good relationships with its suppliers and has not experienced any significant interruptions in recent years in the supply of raw materials or specialty components. A member of the TrentonWorks Limited board of directors serves as Chairman of the board of directors of Algoma Steel Inc.


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

Through customer relationships, insights are derived into the potential need for new products and services. Marketing and engineering personnel collaborate to evaluate opportunities and identify and develop new products. Research and development costs incurred for new product development during 1997, 1996 and 1995 were $1,097,000, $597,000 and $1,086,000, respectively.

During 1997, Greenbrier completed the prototype and began commercial testing of Auto-Max -Trademark-, a two-unit articulated railcar that can be configured for either tri-level or bi-level vehicle transportation service. Auto-Max is expected to be commercially introduced in late fiscal 1998.

                                CUSTOMERS AND BACKLOG

The manufacturing customer base includes every transportation company that utilizes double-stack or conventional railcars as well as financial institutions that provide equipment to the transportation industry. A portion of the customer base includes TTX Company, Burlington Northern Santa Fe ("Burlington Santa Fe"), Canadian National, First Union Rail, NorRail, Inc., General Electric Railcar Services, and Norfolk Southern Railway Company. In 1997, sales to the largest customer, TTX Company, accounted for 20 percent of total revenues.

The following table lists the Company's backlog in units and dollars for new railcars at the dates shown:

                                                   August 31,
                                     --------------------------------------
                                       1997           1996           1995
                                       ----           ----           ----
New railcar backlog(1)                 2,600           2,200         4,600
Estimated value (in thousands)      $133,000        $123,000      $280,000
-------------
(1)  Each platform of an articulated car is treated as a separate car.

The backlog as of August 31, 1997 extends into the third quarter of 1998. The backlog is based on customer sale or lease orders that the Company believes are firm. Customer orders, however, are subject to cancellation and other customary industry terms and conditions. Historically, little variation has been experienced between the number of railcars ordered and the number of railcars actually sold. The backlog is not necessarily indicative of future results of operations. Payment for railcars manufactured is typically received when the cars are completed and accepted by a third-party customer.

Autostack services are currently provided under agreements with RailVan Multimodal, Burlington Santa Fe, Sea-Land Service Inc. and Toyota Motor Sales USA Inc. The agreements expire at various dates through 2000.

Leasing customers include Class I Railroads, regional and short line railroads, other leasing companies, shippers and carriers such as Union Pacific, Burlington Santa Fe, Railtex, Oregon Steel Mills, and First Union Rail.


                                     COMPETITION

Greenbrier is affected by a variety of competitors in each of its principal business activities. There are currently seven major railcar manufacturers competing in the United States and Canada. Two of these producers build railcars principally for their own fleets and five producers - Trinity Industries, Inc., Thrall Car Manufacturing Co., Johnstown America Corp., National Steel Car, Ltd. and the Company - compete principally in the general railcar market. Some of these producers have substantially greater resources than the Company. Greenbrier competes on the basis of type of product, reputation for quality, price, reliability of delivery and customer service and support.

In railcar leasing, principal competitors include The CIT Group, DJ Joseph, First Union Rail, GATX Corporation, General Electric Railcar Services, NorRail, Inc. and Helm Financial Corp.


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

Greenbrier holds the exclusive North American license to use the Autostack technology until the later of 2007 or the expiration of the last Autostack patent, subject to the payment of minimum royalties. The basic Autostack system is covered by a family of related United States patents and patent applications. Corresponding foreign patent coverage has been obtained, or is pending, in Australia, Canada, Europe, Mexico, Japan and South Korea.


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

ALAN JAMES, 67, has been Chairman of the Board of Directors of Greenbrier since May 1994. Mr. James was President from 1974 to 1994.

WILLIAM A. FURMAN, 53, has been President, Chief Executive Officer and a director of Greenbrier since May 1994. Mr. Furman is also Chief Executive Officer of Gunderson, Inc. and Managing Director of TrentonWorks Limited. Mr. Furman was Vice President from 1974 to 1994. Mr. Furman serves as a director of Schnitzer Steel Industries, Inc., a public company engaged in steel recycling and manufacturing.

ROBIN D. BISSON, 43, has been Senior Vice President Marketing and Sales since January 1996 and President of Greenbrier Railcar, Inc., a subsidiary that engages in railcar leasing, since 1991. Mr. Bisson was Vice President of Greenbrier Railcar, Inc. from 1987 to 1991 and has been Vice President of Greenbrier Leasing Corporation, a subsidiary that engages in railcar leasing, since 1987.

LARRY G. BRADY, 58, has been Vice President and Chief Financial Officer of the Company since May 1994. Mr. Brady has been Senior Vice President of Greenbrier Leasing Corporation since he joined Greenbrier in 1991. From 1974 to 1990, he was a partner with Touche Ross & Co. (which subsequently became Deloitte & Touche LLP).

A. DANIEL O'NEAL, 61, has been Chairman of Greenbrier Logistics, Inc., a subsidiary that engages in third party transportation logistics, since March 1996; Chairman of Autostack Corporation, a subsidiary that engages in vehicle transportation, since 1992; a director of Gunderson, Inc. since 1985; and serves as a director of the Company. From 1973 until 1980, Mr. O'Neal served as a commissioner of the Interstate Commerce Commission, and from 1977 until 1980 served as Chairman.

MARK J. RITTENBAUM, 40, is Vice President and Treasurer of the Company, a position he has held since May 1994. Mr. Rittenbaum has also been Vice President and Treasurer of Greenbrier Capital Corporation, a subsidiary that engages in the leasing of trailers and containers, since 1990.

TIMOTHY A. STUCKEY, 47, has been President of Autostack Corporation since 1992, prior to which he served as Executive Vice President of Autostack since 1990 and Assistant Vice President of Greenbrier Leasing Corporation since 1987.

NORRISS M. WEBB, 58, is Executive Vice President and General Counsel of the Company, a position he has held since May 1994. He is also Vice President, Secretary and a director of both Greenbrier Capital Corporation and Gunderson, Inc. Mr. Webb was Vice President of the Company from 1981 to 1994.

L. CLARK WOOD, 55, has been President of Gunderson, Inc. since 1990 and Chief Executive Officer of TrentonWorks Limited since June 1995. Mr. Wood was Vice President and Director of Railcar Sales at Trinity Industries, Inc., a railroad freight car manufacturer from 1985 to 1990.

Executive officers are elected by the Board of Directors. There are no family relationships between any of the executive officers of the Company. Alan James, Chairman of the Board of Directors, and Mr. Furman have entered into a

Stockholders' Agreement pursuant to which they have agreed, among other things, to vote as directors to elect Mr. Furman as President and Chief Executive Officer of the Company, Mr. James as Chairman, and certain persons as executive officers and each to vote for the other and for the remaining existing directors in electing directors of the Company.


                                      EMPLOYEES

As of August 31, 1997, Greenbrier had 2,533 full-time employees, consisting of 2,266 employees engaged in railcar and marine manufacturing, and railcar services, 151 employees engaged in logistics services and 116 leasing and services employees. A total of 757 employees at the manufacturing facility in Trenton, Nova Scotia, Canada are covered by collective bargaining agreements which expire in 2000. A stock incentive plan and a stock purchase plan are available for all employees. A discretionary bonus program is maintained for salaried and most hourly employees not covered by collective bargaining agreements. Greenbrier believes that its relations with its employees are generally good.


                              FORWARD-LOOKING STATEMENTS

From time to time, the Company or its representatives have made or may make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. The following are among the factors that could cause actual results or outcomes to differ materially from the forward-looking statements: business conditions and growth in the surface transportation industry and general economies, both domestic and international; lower than expected customer orders; the ability to consummate expected sales; delays in receipt of orders or cancellation of orders; transportation labor disputes which might disrupt the flow of cargo; competitive factors, including increased competition, new product offerings by competitors and price pressures; actual future costs and availability of materials and a trained workforce; labor disputes; changes in product mix and the mix between manufacturing and leasing and services revenue; a delay or failure of products or services to compete successfully; shifts in market demand; changes in interest rates; financial condition of principal customers; and production difficulties and product delivery delays in the future as a result of, among other matters, changing process technologies and increasing production. Any forward-looking statements should be considered in light of these factors.


ITEM 2.   PROPERTIES

The Company's railcar manufacturing, refurbishment and repair facilities are located in Portland and Springfield, Oregon; Cleburne, Texas; Pine Bluff, Arkansas; Trenton, Nova Scotia, Canada; and Tacoma, Washington.

The 75-acre Gunderson railcar and marine manufacturing plant located in Portland, Oregon is owned by the Company. This facility includes approximately 774,000 square feet of covered manufacturing space, and a 750-foot side-launch ways for launching ocean-going vessels. The manufacturing facility in Trenton, Nova Scotia is also owned by the Company and covers approximately 100 acres with 414,000 square feet of manufacturing space as well as a forge shop. The Company leases, with an option to purchase, a railcar repair facility in Cleburne, Texas occupying approximately 70 acres. The lease expires in November 2002. The Springfield, Oregon railcar repair facility occupies approximately 5.4 acres under a lease expiring in 1998, which may be extended until 2004. A small wheel shop operating in approximately 20,000 square feet of manufacturing space is leased in Pine Bluff, Arkansas through 1998. The Tacoma, Washington wheel shop occupies approximately 4.6 acres under lease through 2003, which may be extended, at various intervals, through 2071. Greenbrier's principal executive offices, including activities related to railcar marketing and leasing and Autostack, are located in Lake Oswego, Oregon in 23,000 square feet of space leased through 2001. Subsidiaries of the Company occupy leased offices in various locations throughout the U.S.

Greenbrier believes that its facilities are in good condition and that the facilities, together with anticipated capital improvements and additions, are adequate to meet its operating needs for the foreseeable future.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Reference is made to the information set forth in the section entitled "Common Stock" on page 40 of the 1997 Annual Report to Stockholders, which section is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

Reference is made to the information set forth in the section entitled "Selected Financial Information" on page 18 of the Company's 1997 Annual Report to Stockholders, which section is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information set forth in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 19 to 23 of the 1997 Annual Report to Stockholders, which section is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and report of independent auditors set forth in the 1997 Annual Report to Stockholders are incorporated herein by reference: Consolidated Balance Sheets as of August 31, 1997 and 1996, and the Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity and Consolidated Statements of Cash Flows for each of the years ended August 31, 1997, 1996 and 1995, on pages 25 to 28, the Notes to Consolidated Financial Statements on pages 29 to 37, the report of independent auditors thereon on page 24 and the section entitled Quarterly Results of Operations-Unaudited on page 38.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

There is hereby incorporated by reference the information under the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's year ended August 31, 1997, and the information under the caption "Executive Officers of the Company" in Part I, Item 1, "Business," of this Annual Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption "Executive Compensation" in Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's year ended August 31, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information under the captions "Voting" and "Stockholdings of Certain Beneficial Owners and Management" in Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's year ended August 31, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information under the caption "Certain Relationships and Related Party Transactions" in Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's year ended August 31, 1997.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The Consolidated Financial Statements, together with the report thereon of Deloitte & Touche LLP, dated November 12, 1997, appearing on pages 24 to 37 of the 1997 Annual Report to Stockholders are incorporated by reference into this Annual Report on Form 10-K. With the exception of the aforementioned information and that which is specifically incorporated in Parts I and II, the 1997 Annual Report to Stockholders is not to be deemed filed as part of this Annual Report on Form 10-K.

                                                                  Annual Report
                                                                     Page No.
                                                                     --------
(a)  (1)  Financial Statements of the Company - Index                   17
          Independent Auditors' Report                                  24
          Consolidated Balance Sheets as of August 31, 1997 and 1996    25
          Consolidated Statements of Operations for each of the years
          ended August 31, 1997, 1996 and 1995                          26
          Consolidated Statements of Stockholders' Equity for each
               of the years ended August 31, 1997, 1996 and 1995        27
          Consolidated Statements of Cash Flows for each of the years
                ended August 31, 1997, 1996 and 1995                    28
          Notes to Consolidated Financial Statements                    29

                                                                    This Filing
                                                                      Page No.
                                                                      --------

     (2) The following financial statement schedules should be read in conjunction with the Consolidated Financial Statements in the 1997 Annual Report to Stockholders. All other schedules have been omitted because they are inapplicable, not required or because the information is given in the Consolidated Financial Statements or related Notes to Consolidated Financial Statements.

          Independent Auditors' Report                                   15
          Schedule I - Condensed Financial Information of Registrant     16
          Schedule II - Valuation and Qualifying Accounts                18

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

          10.17. Form of Agreement concerning Indemnification and Related Matters (Directors) between Registrant and its directors is incorporated herein by reference to Exhibit 10.18 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

          10.18. Exclusive License Agreement dated as of December 24, 1987 between G&G Intellectual Properties, Inc., and Greenbrier Intermodal, Inc. is incorporated herein by reference to
                  Exhibit 10.19  to Registrant's Registration Statement
                  No. 33-78852, dated July 11, 1994.

          10.19. Manufacturing Agreement dated as of December 24, 1987 between Greenbrier Intermodal, Inc. and CTNR. J.V., Inc. is incorporated herein by reference to Exhibit 10.20 to Registrant's Registration Statement No. 33-78852, dated
                  July 11, 1994.

          10.20. Note Agreement dated as of May 31, 1994 among Greenbrier Leasing Corporation, Greenbrier Railcar, Inc. and The Prudential Insurance Company of America is incorporated herein by reference to Exhibit 10.22 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

          10.21.* James-Furman Supplemental 1994 Stock Option Plan is incorporated herein by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended August 31, 1994.

          10.22. First amendment dated September 26, 1994 to the Lease of Land and Improvements dated as of July 23, 1992 between The Atchison, Topeka and Santa Fe Railway Company and Gunderson Southwest, Inc. is incorporated herein by reference to
                  Exhibit 10.24 to Registrant's Quarterly Report on form 10-Q for the quarter ended November 30, 1994.

          10.23. Asset Purchase Agreement dated as of February 2, 1995 among TrentonWorks Inc., 2361025 Nova Scotia Limited (which later changed its name to TrentonWorks Limited), 2196203 Nova Scotia Inc., and The Greenbrier Companies, Inc. is incorporated herein by reference to Exhibit 10.25 to Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995.

          10.24. Stock Purchase and Shareholders' Agreement dated as of March 8, 1995 among The Greenbrier Companies, Inc., Greenbrier Leasing Corporation, Plunkett Investments Ltd., 2441001 Nova Scotia Limited, and 2361025 Nova Scotia Limited is incorporated herein by reference to Exhibit 10.26 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

          10.25. Loan Agreement dated as of March 9, 1995 between 2361025 Nova Scotia Limited and Canadian Imperial Bank of Commerce is incorporated herein by reference to Exhibit 10.27 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

          10.26. Agreement dated as of March 9, 1995 between Her Majesty the Queen in Right of the Province of Nova Scotia and 2361025 Nova Scotia Limited is incorporated herein by reference to
                  Exhibit 10.28 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

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

          10.30.* Form of Registrant's Split-Dollar Agreement is incorporated herein by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the year ended August 31, 1995.

          10.31 Stock Purchase Agreement between and among Greenbrier Logistics, Inc. and A. Daniel O'Neal dated as of June 28, 1996 is incorporated herein by reference to Exhibit 10.32 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996.

          10.32* Employment Agreement dated June 1, 1996 between Greenbrier Logistics, Inc. and A. Daniel O'Neal Jr. is incorporated herein by reference to Exhibit 10.33 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996.

          10.33* Greenbrier Leasing Corporations Manager Owned Target Benefit Plan dated as of January 1, 1996 is incorporated herein by reference to Exhibit 10.35 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997.

          10.34 Credit Agreement dated as of September 1, 1997 among Greenbrier Leasing Corporation, Greenbrier Capital Corporation, Greenbrier Partners Inc., Greenbrier Railcar, Inc., Autostack Corporation, Greenbrier Transportation Limited Partnership, Autostack General Partner, Inc. and Greenbrier Rental Services, Inc. with Bank of America National Trust and Savings Association and Union Bank of California, N.A.

          13.     1997 Annual Report

          21.1    List of the subsidiaries of the Registrant

          23.     Consent of Deloitte & Touche LLP, independent auditor

          27.     Financial Data Schedule
-----------------
*    Management contract or compensatory plan or arrangement

     (b)  Reports on Form 8-K

     None

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
The Greenbrier Companies, Inc.

We have audited the financial statements of The Greenbrier Companies, Inc. and Subsidiaries as of August 31, 1997 and 1996, and for each of the three years in the period ended August 31, 1997, and have issued our report thereon dated November 12, 1997; such financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of The Greenbrier Companies, Inc. and Subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




Deloitte & Touche LLP


Portland, Oregon
November 12, 1997

                                      SCHEDULE I

                           THE GREENBRIER COMPANIES, INC.
                           CONDENSED FINANCIAL INFORMATION
                                    OF REGISTRANT
                                    (In thousands)


BALANCE SHEETS
                                                                     August 31,
                                                           --------------------------------
                                                              1997                 1996
                                                           ----------            ----------
                                              ASSETS
Cash and cash equivalents                                  $       21           $       123
Accounts and notes receivable from affiliates                   8,803                26,717
Investment in subsidiaries                                     95,417                87,024
Prepaid expenses and other                                      1,535                 1,327
                                                           ----------            ----------
                                                           $  105,776           $   115,191
                                                           ----------            ----------
                                                           ----------            ----------

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                   $    1,115           $     3,455
Deferred income taxes                                             589                   -
Stockholders' equity                                          104,072               111,736
                                                           ----------            ----------
                                                           $  105,776           $   115,191
                                                           ----------            ----------
                                                           ----------            ----------


STATEMENTS OF OPERATIONS
                                                                            Year ended August 31,
                                                                   --------------------------------------
                                                                     1997            1996          1995
                                                                   --------       --------       --------
Interest and other income                                          $  1,044       $  2,624       $  3,402

Expenses
  Selling and administrative                                          4,571          5,325          4,073
  Interest                                                               26             37             18
                                                                   --------       --------       --------
                                                                      4,597          5,362          4,091
                                                                   --------       --------       --------

Loss before income tax benefit and equity
  in earnings of subsidiaries                                        (3,553)        (2,738)          (689)
Income tax benefit                                                    1,496          1,153            327
                                                                   --------       --------       --------
Loss before equity in earnings (loss) of subsidiaries                (2,057)        (1,585)          (362)
Equity in earnings (loss) of subsidiaries                            (2,114)        19,860         17,027
                                                                   --------       --------       --------
Net earnings (loss)                                                $ (4,171)      $ 18,275       $ 16,665
                                                                   --------       --------       --------
                                                                   --------       --------       --------


                                SCHEDULE I (CONTINUED)

                           THE GREENBRIER COMPANIES, INC.
                           CONDENSED FINANCIAL INFORMATION
                                    OF REGISTRANT
                                    (In thousands)



STATEMENTS OF CASH FLOWS

                                                                            Year ended August 31,
                                                                  ----------------------------------------
                                                                     1997           1996           1995
                                                                  ---------       ---------      ---------
Cash flows from operating activities:
  Net earnings (loss)                                             $  (4,171)     $  18,275      $  16,665
  Adjustments to reconcile net earnings to net cash
       provided by (used in) operating activities:
     Deferred income taxes                                              589           (679)        (2,260)
     Equity in earnings of subsidiary                                (8,611)        (19,860)       (17,027)
     Other                                                               56            185            238
  Decrease (increase) in assets:
     Accounts and notes receivable                                   17,914         10,591        (28,211)
     Prepaid expenses and other                                        (208)           309           (648)
  Increase (decrease) in liabilities:
     Accounts payable and accrued liabilities                        (2,340)         1,533         (4,050)
                                                                  ---------       ---------      ---------
  Net cash provided by (used in) operating activities                 3,229         10,354        (35,293)

Cash flows from investing activities:
  Investment in subsidiary                                              -           (7,472)        (2,119)
  Dividends                                                          (3,399)        (3,399)        (3,399)
  Proceeds from subsidiary redemption of preferred stock                 68            111            104
                                                                  ---------       ---------      ---------
  Net cash provided by (used in) investing activities                (3,331)       (10,760)        (5,414)

Decrease in cash                                                       (102)          (406)       (40,707)

Cash and cash equivalents:
  Beginning of year                                                     123            529          4,236
                                                                  ---------       ---------      ---------
  End of year                                                     $      21         $  123       $    529
                                                                  ---------       ---------      ---------

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                          $      26       $     37       $     18


                                     SCHEDULE II

                   THE GREENBRIER COMPANIES, INC. AND SUBSIDIARIES
                          VALUATION AND QUALIFYING ACCOUNTS
                                    (In thousands)



                                                                    Additions
                                                          -------------------------------
                                      Balance at          Charged to          Charged to                               Balance
                                      Beginning           Costs and             Other                                   at End
                                      of Period           Expenses            Accounts(1)        Deductions           of Period
                                      -----------         -----------         -----------         -----------         -----------
Year ended August 31, 1997:
 Maintenance Reserves                 $    26,278         $    10,990         $     7,959         $  (14,723)         $    30,504
 Warranty Reserves                          3,400               2,571                 -               (1,254)               4,717
 Inventory Reserves                         1,541                 808                 -                 (401)               1,948
 Allowance for Uncollectible Accounts         595                 580                 322               (549)                 948
                                      -----------         -----------         -----------         -----------         -----------
    Total                             $    31,814         $    14,949         $     8,281         $  (16,927)         $    38,117
                                      -----------         -----------         -----------         -----------         -----------
                                      -----------         -----------         -----------         -----------         -----------

Year ended August 31, 1996:
 Maintenance Reserves                 $    22,134         $    10,526         $     7,705         $  (14,087)         $    26,278
 Warranty Reserves                          2,242               1,755                 -                 (597)               3,400
 Inventory Reserves                         1,428                 458                 -                 (345)               1,541
 Allowance for Uncollectible Accounts         337                 162                 106                (10)                 595
                                      -----------         -----------         -----------         -----------         -----------
    Total                             $    26,141         $    12,901         $     7,811         $  (15,039)         $    31,814
                                      -----------         -----------         -----------         -----------         -----------
                                      -----------         -----------         -----------         -----------         -----------

Year ended August 31, 1995:
 Maintenance Reserves                 $    13,716         $     5,400         $    12,207         $   (9,189)         $    22,134
 Warranty Reserves                          2,193                 410                 -                 (361)               2,242
 Inventory Reserves                         1,180                 339                  83               (174)               1,428
 Allowance for Uncollectible Accounts         348                  60                  37               (108)                 337
 Other                                         85                 -                   -                  (85)                 -
                                      -----------         -----------         -----------         -----------         -----------
    Total                             $    17,522         $     6,209         $    12,327         $   (9,917)         $    26,141
                                      -----------         -----------         -----------         -----------         -----------
                                      -----------         -----------         -----------         -----------         -----------



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

                                        THE GREENBRIER COMPANIES, INC.

Dated:    November 26, 1997             By:  /s/ William A. Furman
                                           ---------------------------
                                        William A. Furman
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                        Date
---------                                                        ----

  /s/ Alan James                                            November 26, 1997
-------------------------
Alan James, Chairman of the Board


  /s/ William A. Furman                                     November 26, 1997
-------------------------
William A. Furman, President and
Chief Executive Officer, Director


  /s/ Victor G. Atiyeh                                      November 26, 1997
-------------------------
Victor G. Atiyeh, Director


  /s/ Peter K. Nevitt                                       November 26, 1997
-------------------------
Peter K. Nevitt, Director


  /s/ A. Daniel O'Neal                                      November 26, 1997
-------------------------
A. Daniel O'Neal, Director


  /s/ C. Bruce Ward                                         November 26, 1997
-------------------------
C. Bruce Ward, Director


  /s/ Benjamin R. Whiteley                                  November 26, 1997
-------------------------
Benjamin R. Whiteley, Director


  /s/ Larry G. Brady                                        November 26, 1997

-------------------------
Larry G. Brady, Vice President and
Chief Financial Officer (Principal Financial and Accounting Officer)