Form 10-Q
period 1997-11-30
GREENBRIER COMPANIES INC
filed 1998-01-14
CIK 923120

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549



                             Form 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         for the quarterly period ended November 30, 1997

                                or

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

   The number of shares of the registrant's common stock, $0.001 par value per share, outstanding on December 31, 1997 was 14,178,800 shares.

                                    THE GREENBRIER COMPANIES, INC.

                  PART I.  FINANCIAL INFORMATION

Item 1.                             Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)
                                             November 30, August 31,
                                                1997        1997
                                             ___________ ___________
Assets
 Cash and cash equivalents                   $ 55,047    $  14,384
 Restricted cash and investments               19,637        7,360
 Accounts and notes receivable                 66,136       61,024
 Inventories                                   68,305       87,233
 Equipment held for refurbishment or sale       5,624       64,358
 Investment in direct finance leases          179,725      182,421
 Equipment on operating leases                 77,243      102,120
 Property, plant and equipment                 44,989       44,925
 Prepaid expenses and other                    13,638       16,693
                                             ___________ ___________
                                             $530,344    $ 580,518
                                             =========== ===========


Liabilities and Stockholders' Equity
 Revolving notes                             $ 27,337    $  57,709
 Accounts payable and accrued liabilities     127,586      107,738
 Deferred participation                        40,564       39,032
 Deferred income taxes                          6,124       13,909
 Notes payable                                165,228      201,786

 Subordinated debt                             37,994       38,089

 Minority interest                             18,417       18,183
 Commitments and contingencies (Note 5)
 Stockholders' equity
  Preferred stock - $0.001 par value, 25,000 shares
   authorized, none issued                        -            -
  Common stock - $0.001 par value, 50,000 shares
   authorized, 14,167 outstanding                  14           14
  Additional paid-in capital                   49,242       49,135
  Retained earnings                            57,915       54,689
  Foreign currency translation adjustment        (77)          234
                                             ___________ ___________
                                              107,094      104,072
                                             ___________ ___________
                                             $530,344    $ 580,518
                                             =========== ===========


The accompanying notes are an integral part of these statements.

                                    THE GREENBRIER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)
                                           Three Months Ended
                                              November 30,
                                            1997         1996
                                          ---------    ---------
Revenues
 Manufacturing                            $114,436     $101,879
 Leasing and services                       23,584       25,472
                                          ---------    ---------
  Total revenues                           138,020      127,351

Costs and expenses
 Cost of manufacturing sales               106,608       94,121
 Leasing and services                        9,762       11,303

 Selling and administrative expense:
  Manufacturing                              3,929        3,787
  Leasing and services                       2,621        3,114
  Corporate                                  1,822        1,627
                                          ---------    ---------
                                             8,372        8,528
 Interest expense:
  Manufacturing                                635          582
  Leasing and services                       5,301        5,861
                                          ---------    ---------
                                             5,936        6,443

 Minority interest:
  Manufacturing                                151          499
  Leasing and services                         150          627
                                          ---------    ---------
                                               301        1,126
                                          ---------    ---------
  Total costs and expenses                 130,979      121,521

Earnings from continuing operations
 before income tax expense
 Manufacturing                               3,113        2,890
 Leasing and services                        5,750        4,567
 Corporate                                  (1,822)      (1,627)
                                          ---------    ---------
                                             7,041        5,830
Income tax expense                          (2,965)      (2,249)
                                          ---------    ---------
Earnings from continuing operations          4,076        3,581
Discontinued operations:
 Loss on operations (net of tax benefit
  of $486 in 1996)                             -           (661)
                                          ---------    ---------
Net earnings                              $  4,076      $ 2,920
                                          =========    =========

Earnings per share from
  continuing operations                   $   0.29     $   0.25
                                          =========    =========

Earnings per share                        $   0.29     $   0.21
                                          =========    =========

Weighted average shares outstanding         14,163       14,160
                                          =========    =========

Dividends declared per share              $   0.06     $   0.06
                                          =========    =========

The accompanying notes are an integral part of these statements.

                                    THE GREENBRIER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)
                                                Three Months Ended
                                                   November 30,
                                                  1997      1996
                                                --------- ---------
Cash flows from operating activities
 Net earnings                                   $  4,076  $  2,920
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Deferred income taxes                           (7,785)      920
  Deferred participation                           1,532     2,047
  Depreciation and amortization                    5,226     6,903
  Gain on sales of equipment                        (906)     (586)
  Other                                              190       277
 Decrease (increase) in assets:
  Accounts and notes receivable                   (5,402)   43,803
  Inventories                                     18,928     6,634
  Prepaid expenses and other                       2,718    (4,002)
 Increase (decrease) in liabilities:
  Accounts payable and accrued liabilities        13,152    (7,925)
                                                --------- ---------
 Net cash provided by operating activities        31,729    50,991
                                                --------- ---------

Cash flows from investing activities
  Principal payments received under
   direct finance leases                           3,766     2,796
  Investment in direct finance leases                 -     (6,227)
  Proceeds from sales of equipment                92,549     3,703
  Purchase of property and equipment              (7,325)  (15,699)
  Investment in restricted cash and investments  (12,277)     (373)
                                                --------- ---------
  Net cash provided by (used in)
   investing activities                           76,713   (15,800)
                                                --------- ---------

Cash flows from financing activities
  Proceeds from borrowings                           -         609
  Repayments of borrowings                       (66,929)  (26,613)
  Dividends                                         (850)     (850)
                                                --------- ---------
 Net cash used in financing activities           (67,779)  (26,854)
                                                --------- ---------

Increase in cash and cash equivalents             40,663     8,337
Cash and cash equivalents
 Beginning of period                              14,384     6,083
                                                --------- ---------
 End of period                                  $ 55,047  $ 14,420
                                                ========= =========
Supplemental disclosures of cash flow information
 Cash paid during the period for:
  Interest                                      $  4,346  $  6,420
  Income taxes                                        15        26

Supplemental schedule of noncash investing and
 financing activities
 Equipment obtained through borrowings          $    -    $  3,327
 Repayment of borrowings through return of railcars
   held for refurbishment or sale                     96       -


The accompanying notes are an integral part of these statements.

                                    THE GREENBRIER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, unaudited)

Note 1 - INTERIM FINANCIAL STATEMENTS

The consolidated financial statements of The Greenbrier Companies, Inc. and Subsidiaries ("Greenbrier" or the "company") as of November 30, 1997 and for the three months ended November 30, 1997 and 1996, have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three months ended November 30, 1997 are not necessarily indicative of the results to be expected for the entire year ending August 31, 1998.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements contained in Greenbrier's 1997 Annual Report incorporated by reference into the company's 1997 Annual Report on Form 10-K.

Note 2 - INVENTORIES
                                            November 30, August 31,
                                               1997        1997
                                             ----------  ----------

Manufacturing supplies and raw materials     $  7,355    $  5,999
Work-in-process                                41,485      42,582
Assets held for sale                           19,465      38,652
                                             ----------  ----------
                                             $ 68,305    $ 87,233
                                             ==========  ==========

Note 3 - DISCONTINUED OPERATIONS AND DIVESTITURES

During 1997 a plan was adopted to discontinue the third-party transportation logistics segment as well as to sell the trailer and container leasing operation in order to focus on core business operations of manufacturing and related leasing and services.

In December 1997 the sale of a majority of the assets of the third-
party   transportation  logistics  segment  was   completed.   The
remainder of the logistics operations is anticipated to be disposed of during 1998.

In October 1997 the sale of substantially all of the remaining trailer and container fleet, which was included in Equipment held for sale or refurbishment as of August 31, 1997, was completed.

Note 4 - EQUIPMENT ON OPERATING LEASES

During the first quarter, equipment with a net book value of approximately $22,000 was sold to a third party in the normal course of operations. This equipment is being leased back by Greenbrier on a short-term basis.

Note 5 - COMMITMENTS AND CONTINGENCIES

Purchase commitments of approximately $7,700 for leasing and services operating equipment were outstanding as of November 30, 1997.

Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. Management believes that any ultimate liability will not materially affect the financial position or results of operations of the company.

                                    THE GREENBRIER COMPANIES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Greenbrier currently operates in two primary business segments: manufacturing and leasing and services. The two business segments are operationally integrated. The manufacturing segment produces double-stack intermodal railcars, conventional railcars, marine vessels and forged steel products and performs railcar refurbishment and maintenance activities, a portion of which is for the leasing operation. The leasing and services segment leases and/or manages a fleet of approximately 27,000 railcars for its own account or for third parties such as railroads, institutional investors and other leasing companies. Sales, marketing and new product development are conducted on an integrated basis.

The following table sets forth information regarding costs and expenses from continuing operations, expressed as a percentage of the associated revenue.

                                                   Three Months Ended
                                                      November 30,
                                                  -------------------
                                                    1997      1996
                                                  --------- ---------
Manufacturing:
 Sales                                             100.0%   100.0%
 Cost of sales                                      93.2     92.4
 Selling and administrative expense                  3.4      3.7
 Interest expense                                    0.6      0.6
 Minority interest                                   0.1      0.5
 Earnings before income tax expense                  2.7      2.8

Leasing and services:
 Revenues                                          100.0%   100.0%
 Operating expense                                  41.4     44.4
 Selling and administrative expense                 11.1     12.2
 Interest expense                                   22.5     23.0
 Minority interest                                   0.6      2.5
 Earnings before income tax expense                 24.4     17.9

Corporate expense as a percentage of total revenues  1.3      1.3

Income tax expense as a percentage of
  pre-tax earnings                                  42.1     38.6

Net earnings as a percentage of total revenues       3.0      2.3


Three Months Ended November 30, 1997 Compared to Three Months Ended November 30, 1996

  Revenues. Manufacturing revenues for the three-month period ended November 30, 1997 amounted to $114 million on deliveries of 1,900 railcars compared to $102 million on deliveries of 1,600 railcars in the corresponding prior period, an increase of $12 million, or 12%. Deliveries were higher than the prior period due to an overall stronger market demand for general freightcars and a rebound in the intermodal transportation industry where Greenbrier is a market leader. In the quarter ended November 30, 1997, 50% of total new railcar deliveries were double-stack railcars while virtually all of the deliveries in the quarter ended November 30, 1996 were conventional railcars. The manufacturing backlog of railcars for sale and lease as of November 30, 1997 was approximately 6,600 railcars with an estimated value of $326 million compared to 2,600 railcars valued at $133 million as of August 31, 1997. Subsequent to quarter end, additional orders for 1,000 new railcars valued at approximately $60 million were received.

 Leasing and services revenue decreased $2 million, or 7%, for the quarter ended November 30, 1997 compared to the quarter ended November 30, 1996. This decrease is primarily due to reduced revenue from trailer and container leasing operations as substantially all of these assets were sold during the quarter, partially offset by an increase in revenue from automobile transportation services as a result of the unusually high volume of automobiles transported.

  Pre-tax earnings realized on the disposition of leased equipment in the normal course of operations during the quarter amounted to $583 compared to $538 realized in the corresponding prior period.

                                    THE GREENBRIER COMPANIES, INC.

  Cost of Manufacturing Sales. Cost of sales as a percentage of manufacturing revenue increased in the quarter ended November 30, 1997 to 93.2% from 92.4% in the quarter ended November 30, 1996 primarily due to production line changeovers and a highly competitive market environment at the time the orders were received for the current period production.

  Leasing and Services Expense. Leasing and services expense as a percentage of revenue was 41.4% for the quarter ended November 30, 1997 compared to 44.4% for the corresponding prior period. This change results primarily from the sale of trailer and container leasing assets during in the current period, as these assets operated at a higher expense ratio than railcars. In addition, lower depreciation of vehicle transportation equipment as a result of a reduction in carrying value recorded in the fourth quarter of 1997 contributed to the improved ratio.

   Selling   and  Administrative  Expense.   Total   selling   and
administrative expense for the three months ended November 30, 1997 decreased compared to the corresponding prior period primarily due to the winding down of the trailer and container leasing operations offset somewhat by international business development expenses.

  Interest Expense. Total interest expense declined due to lower working capital borrowings and paydowns of term debt associated with the trailer and container leasing operation in the current period.

  Minority Interest. Manufacturing minority interest decreased as a result of reduced earnings of the Canadian operation. Leasing and services minority interest decreased due to the acquisition of a minority investor's interest in a consolidated subsidiary in the second quarter of 1997.

  Income Tax Expense. The income tax provision for the quarter ended November 30, 1997 represents an effective tax rate of 42% on U.S. operations which is consistent with the corresponding prior period. Consolidated income taxes as a percentage of pre-tax earnings are greater than 42% as a result of the tax rate used on Canadian operations. In the prior period, the Canadian operation utilized operating loss carryforwards to offset earnings which resulted in a consolidated income tax rate of less than 42%.


Liquidity and Capital Resources

  Cash provided by operations totaled $32 million for the three-month period ended November 30, 1997 compared to $51 million for the corresponding prior period. The decrease in cash from operations is primarily due to the increase in accounts receivable of $5 million in the current period compared to the decrease of $44 million in the prior comparable period. The accounts receivable activity in the prior period resulted from collections on receivables related to significant sales of newly manufactured railcars completed prior to August 31, 1996. This decrease was offset somewhat by increased accounts payable and a larger decrease in inventory compared to the prior period resulting from increased railcar deliveries.

  Overall liquidity improved in the current period due to the completion of the sale of substantially all of the remaining trailer and container fleet and the sale, in the normal course of business, of a significant group of railcars on operating lease. These transactions contributed $87 million of the $93 million in proceeds from sales of equipment during the current quarter.

  Revolving credit facilities aggregated $118 million as of November 30, 1997. A $60 million revolving line of credit is available through May 1999 to provide working capital and interim financing of equipment for the leasing and services operations. Advances under this facility bear interest at rates which vary depending on the type of borrowing and certain defined ratios. There were no borrowings outstanding under this line of credit as of November 30, 1997. A $30 million operating line of credit to be used for working capital, bearing interest primarily at prime, and a $10 million five-year term loan facility to be used for certain manufacturing capital expenditures are available through February 2000 and December 1998 for U.S. manufacturing operations. Borrowings outstanding under the operating line were $6 million as of November 30, 1997 and there were no borrowings outstanding under the term facility. An $18 million (at the November 30, 1997 exchange rate) operating line of credit, bearing interest at Canadian prime plus 1.125%, is available through March 1998 for working capital and certain capital expenditures for Canadian operations. An additional $10 million temporary borrowing facility, bearing interest at Canadian prime plus 1.125% is available through December 1997 for financing certain Canadian receivables. Borrowings outstanding under these operating lines were $21 million as of November 30, 1997.

                                    THE GREENBRIER COMPANIES, INC.

  Capital expenditures totaled $7 million for the three months ended November 30, 1997 compared to $25 million for the three months ended November 30, 1996. Of these capital expenditures, approximately $5 million and $23 million, respectively, were attributable to leasing and services operations. Leasing and services capital expenditures for the remainder of 1998 are expected to be approximately $24 million.

  Approximately $2 million of the total capital expenditures for the three months ended November 30, 1997 and November 30, 1996 were attributable to manufacturing operations. Manufacturing capital expenditures for the remainder of 1998 are expected to be approximately $6 million. Capital expenditure programs include new and upgraded manufacturing plant and equipment to improve efficiencies and increase capacity.

  Operations in Canada give rise to market risks from changes in foreign currency exchange rates. To minimize these risks, forward exchange contracts are utilized. As of November 30, 1997 forward exchange contracts outstanding for the purchase of Canadian dollars were $99 million and for the purchase of U.S. dollars were $71 million, maturing at various dates through May 1998. Realized and unrealized gains and losses from such off-balance sheet contracts are deferred and recognized in income concurrent with the hedged transaction.

 Dividends of $.06 per share have been paid quarterly beginning in 1995. The most recent quarterly dividend of $.06 per share was declared in January 1998 to be paid in February 1998.

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


Forward-Looking Statements

  Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not statements of historical fact may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. The following are among the factors that could cause actual results or outcomes to differ materially from the forward-looking statements: general political, regulatory or economic conditions; business conditions and growth in the surface transportation industry, both domestic and international; lower than expected customer orders; the ability to consummate expected sales; delays in receipt of orders or cancellation of orders; transportation labor disputes which might disrupt the flow of cargo; competitive factors, including increased competition, new product offerings by competitors and price pressures; actual future costs and availability of materials and a trained workforce; labor disputes; changes in product mix and the mix between manufacturing and leasing and services revenue; a delay or failure of products or services to compete successfully; shifts in market demand; changes in interest rates; financial condition of principal customers; and production difficulties and product delivery delays in the future as a result of, among other matters, changing process technologies and increasing production. Any forward-looking statements should be considered in light of these factors.

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


                                    THE GREENBRIER COMPANIES, INC.


Date:January 13,1998                  By:/s/Larry G. Brady
     ---------------                     ------------------------
                                        Larry G. Brady
                                        Vice President and
                                        Chief Financial Officer

                                         (Principal Financial and
                                         Accounting Officer)