Form 10-Q
period 1998-02-28
GREENBRIER COMPANIES INC
filed 1998-04-14
CIK 923120

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549



                             Form 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         for the quarterly period ended February 28, 1998

                                or

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

   The number of shares of the registrant's common stock, $0.001 par value per share, outstanding on March 31, 1998 was 14,206,681 shares.

                                    THE GREENBRIER COMPANIES, INC.

                  PART I.  FINANCIAL INFORMATION

Item 1.                             Financial Statements
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)
                                            February 28,  August 31,
                                                1998         1997
                                             ----------   ----------
Assets
 Cash and cash equivalents                   $   35,289   $   14,384
 Restricted cash and investments                 15,122        7,360
 Accounts and notes receivable                   68,291       61,024
 Manufacturing inventories                       62,842       87,233
 Leasing equipment held for
  refurbishment or sale                           2,846       64,358
 Investment in direct finance leases            176,822      182,421
 Equipment on operating leases                   87,013      102,120
 Property, plant and equipment                   46,195       44,925
 Prepaid expenses and other                      13,185       16,693
                                             ----------   ----------
                                             $  507,605   $  580,518
                                             ==========   ==========

Liabilities and Stockholders' Equity
 Revolving notes                             $   17,460   $   57,709
 Accounts payable and accrued liabilities       118,777      107,738
 Deferred participation                          42,231       39,032
 Deferred income taxes                           11,610       13,909
 Notes payable                                  159,268      201,786

 Subordinated debt                               37,962       38,089

 Minority interest                                9,262       18,183
 Commitments and contingencies (Note 7)
 Stockholders' equity
  Preferred stock - $0.001 par value,
   25,000 shares authorized, none issued             -            -
  Common stock - $0.001 par value, 50,000 shares
   authorized, 14,203 outstanding at
   February 28, 1998                                 14           14
  Additional paid-in capital                     49,714       49,135
  Retained earnings                              61,424       54,689
  Foreign currency translation adjustment          (117)         234
                                             ----------   ----------
                                                111,035      104,072
                                             ----------   ----------
                                             $  507,605   $  580,518
                                             ==========   ==========

The accompanying notes are an integral part of these statements.

                                    THE GREENBRIER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)
                              Three Months Ended    Six Months Ended
                                 February 28,         February 28,
                              ------------------   ------------------
                                1998      1997       1998     1997
                              --------  --------   --------  --------
Revenues
 Manufacturing                $104,349  $ 74,558   $218,975  $176,437
 Leasing and services           22,443    27,777     46,027    53,249
                              --------  --------   -------- ---------
  Total revenues               126,792   102,335    265,002   229,686

Costs and expenses
 Cost of manufacturing sales    96,580    68,282    203,188   162,403
 Leasing and services            8,487    11,524     18,249    22,827

 Selling and administrative expense:
  Manufacturing                  4,126     3,982      8,055     7,769
  Leasing and services           1,911     4,154      4,532     7,268
  Corporate                      2,293     1,908      4,115     3,535
                              --------  --------   --------  --------
                                 8,330    10,044     16,702    18,572
 Interest expense:
  Manufacturing                    536       660      1,361     1,242
  Leasing and services           4,613     5,944      9,914    11,805
                              --------  --------   --------  --------
                                 5,149     6,604     11,275    13,047
 Minority interest:
  Manufacturing                    409       251        560       750
  Leasing and services             129       116        279       743
                              --------  --------   --------  --------
                                   538       367        839     1,493
                              --------  --------   --------  --------

  Total costs and expenses     119,084    96,821    250,253   218,342

Earnings before income tax expense
  Manufacturing                  2,698     1,383      5,811     4,273
  Leasing and services           7,303     6,039     13,053    10,606
  Corporate                     (2,293)   (1,908)    (4,115)   (3,535)
                              --------  --------   --------  --------
                                 7,708     5,514     14,749    11,344
Income tax expense              (3,348)   (2,074)    (6,313)   (4,323)
                              --------  --------   --------  --------
Earnings from continuing
 operations                      4,360     3,440      8,436     7,021
Discontinued operations:
  Loss on operations (net of
   tax benefit of $669 and
   $1,155 in 1997)                 --     (1,263)       --     (1,924)
                              --------  --------   --------  --------
Net earnings                  $  4,360  $  2,177   $  8,436  $  5,097
                              ========  ========   ========  ========
Basic earnings per share:
 From continuing operations   $   0.31  $   0.24   $   0.60  $   0.50
 Discontinued operations           --      (0.09)       --      (0.14)
                              --------  --------   --------  --------
 Net earnings                 $   0.31  $   0.15   $   0.60  $   0.36
                              ========  ========   ========  ========
Diluted earnings per share:
 From continuing operations   $   0.30  $   0.24   $   0.59  $   0.50
 Discontinued operations           --      (0.09)       --      (0.14)
                              --------  --------   --------  --------
 Net earnings                 $   0.30  $   0.15   $   0.59  $   0.36
                              ========  ========   ========  ========

Dividends declared per share  $   0.06  $   0.06   $   0.12  $   0.12

Weighted average shares outstanding:
 Basic                          14,184    14,160     14,174    14,160
 Diluted                        14,325    14,160     14,309    14,160


The accompanying notes are an integral part of these statements.

                                    THE GREENBRIER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)
                                                  Six Months Ended
                                                    February 28,
                                                 ------------------
                                                  1998      1997
                                                 --------  --------
Cash flows from operating activities
 Net earnings                                    $  8,436  $  5,097
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Deferred income taxes                            (2,299)   (2,082)
  Deferred participation                            3,199     3,788
  Depreciation and amortization                     8,694    14,061
  Gain on sales of equipment                       (3,814)   (4,372)
  Other                                                88    (2,512)
 Decrease (increase) in assets:
  Accounts and notes receivable                   (14,557)   27,369
  Inventories                                      21,132    17,255
  Prepaid expenses and other                        2,859    (5,714)
 Increase (decrease) in liabilities:
  Accounts payable and accrued liabilities         11,013   (16,684)
                                                 --------  --------
 Net cash provided by operating activities         34,751    36,206
                                                 --------  --------

Cash flows from investing activities
  Principal payments received under
   direct finance leases                            7,455     6,174
  Investment in direct finance leases                (518)   (7,816)
  Proceeds from sales of equipment                105,119    14,120
  Purchase of property and equipment              (26,448)  (52,019)
  Investment in restricted cash and investments    (7,762)      (59)
                                                 --------  --------
  Net cash provided by (used in)
   investing activities                            77,846   (39,600)
                                                 --------  --------
Cash flows from financing activities
  Proceeds from borrowings                            436    33,227
  Repayments of borrowings                        (83,204)  (12,716)
  Purchase of minority interest                    (7,772)  (16,333)
  Dividends                                        (1,701)   (1,699)
  Proceeds from stock options                         549       --
                                                 --------  --------
 Net cash provided by (used in)
  financing activities                            (91,692)    2,479
                                                 --------  --------

Increase (decrease) in cash
  and cash equivalents                             20,905      (915)
Cash and cash equivalents
 Beginning of period                               14,384     6,083
                                                 --------  --------
 End of period                                   $ 35,289  $  5,168
                                                 ========  ========

Supplemental disclosures of cash flow information
 Cash paid during the period for:
  Interest                                       $ 10,845  $ 13,138
  Income taxes                                      6,852     1,962

Supplemental schedule of noncash investing and
 financing activities
 Purchase of minority interest                   $  1,580  $  2,044
 Equipment obtained through borrowings                --      3,577
 Repayment of borrowings through return of railcars
   held for refurbishment or sale                     127     7,423


The accompanying notes are an integral part of these statements.

                                    THE GREENBRIER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, unaudited)


Note 1 - INTERIM FINANCIAL STATEMENTS

   The consolidated financial statements of The Greenbrier Companies, Inc. and Subsidiaries ("Greenbrier" or the "company") as of February 28, 1998 and for the six months ended February 28, 1998 and 1997 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the six months ended February 28, 1998 are not necessarily indicative of the results to be expected for the entire year ending August 31, 1998.

  Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements contained in Greenbrier's 1997 Annual Report incorporated by reference into the company's 1997 Annual Report on Form 10-K.


Note 2 - MANUFACTURING INVENTORIES
                                           February 28,  August 31,
                                               1998         1997
                                           -----------   ----------

Supplies and raw materials                 $     7,952   $    5,999
Work-in-process                                 46,693       42,582
Held for sale                                    8,197       38,652
                                           -----------   ----------
                                           $    62,842   $   87,233
                                           ===========   ==========


Note 3 - DISCONTINUED OPERATIONS AND DIVESTITURES

 During 1997 a plan was adopted in order to focus on core business operations of railcar manufacturing and refurbishment, and related leasing and services. Under the plan, the third-party transportation logistics segment was to be discontinued and accordingly, the results of operations for logistics have been excluded from continuing operations in the Consolidated Statements of Operations for all applicable periods. In December 1997 the sale of a majority of the assets of this segment was completed. The remainder of the logistics operations is anticipated to be disposed of during 1998. The plan also included selling the trailer and container leasing operation. A portion of the trailer and container fleet was sold during the fourth quarter of 1997. In October 1997 the sale of substantially all of the remaining trailer and container fleet, which was included in Leasing equipment held for refurbishment or sale as of August 31, 1997, was completed.


Note 4 - EQUIPMENT ON OPERATING LEASES

  During the first quarter of 1998 equipment with a net book value of approximately $22,000 was sold in the normal course of business to a third party and is being leased back by Greenbrier on a short-term basis.


Note 5 - SEGMENT INFORMATION

  Cash and borrowings are managed on a consolidated basis. Leasing and services interest income and manufacturing interest expense eliminated upon consolidation was $446 and $250 for the three months ended February 28, 1998 and 1997, and $762 and $585 for the six months ended February 28, 1998 and 1997.

                                    THE GREENBRIER COMPANIES, INC.


Note 6 - EARNINGS PER SHARE

 In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which is effective for periods ending after December 15, 1997. Greenbrier adopted SFAS No. 128 during the quarter ended February 28, 1998 and all earnings per share amounts for all periods have been restated to conform to the new requirements. The difference between the number of shares used to compute basic and diluted earnings per share is the dilutive effect, if any, of stock options, calculated using the treasury stock method.


Note 7 - COMMITMENTS AND CONTINGENCIES

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

                               Three Months Ended   Six Months Ended
                                  February 28,        February 28,
                               ------------------  ------------------
                                 1998      1997      1998      1997
                               --------  -------   --------  --------
Manufacturing:
 Sales                           100.0%   100.0%     100.0%    100.0%
 Cost of sales                    92.6     91.6       92.9      92.0
  Selling and administrative
   expense                         3.9      5.3        3.7       4.4
 Interest expense                  0.5      0.9        0.5       0.7
 Minority interest                 0.4      0.3        0.2       0.5
 Earnings before income
  tax expense                      2.6      1.9        2.7       2.4

Leasing and services:
 Revenues                        100.0%   100.0%     100.0%    100.0%
 Operating expense                37.8     41.5       39.7      42.9
  Selling and administrative
   expense                         8.5     15.0        9.8      13.6
 Interest expense                 20.6     21.4       21.5      22.2
 Minority interest                 0.6      0.4        0.6       1.4
 Earnings before income
  tax expense                     32.5     21.7       28.4      19.9

Corporate expense as a percentage
 of total revenues                 1.8      1.9        1.6       1.5

Income tax expense as a percentage
 of pre-tax earnings              43.4     37.6       42.8      38.1

Net earnings as a percentage of
 total revenues                    3.4      2.1        3.2       2.2


Three Months Ended February 28, 1998 Compared to Three Months Ended February 28, 1997

 Revenues. Manufacturing revenue for the three-month period ended February 28, 1998 amounted to $104 million on deliveries of 1,700 railcars compared to $75 million on deliveries of 900 railcars in the corresponding prior period, an increase of $29 million, or 39%. Increased deliveries in the current period contributed to the overall improvement in revenue. Railcar deliveries in the current period were comprised of approximately 50% double-stack railcars compared to all conventional railcars in the prior period. The manufacturing backlog of railcars for sale and lease as of February 28, 1998 was approximately 6,700 railcars with an estimated value of $335 million compared to 6,600 railcars valued at $326 million as of November 30, 1997.

 Leasing and services revenue decreased $6 million, or 21%, to $22 million for the quarter ended February 28, 1998 compared to $28 million for the quarter ended February 28, 1997. The decrease is primarily a result of the sale of the trailer and container leasing operation in October 1997 which contributed $6.7 million to revenue in the prior year.

  Pre-tax earnings realized on the disposition of leased equipment during the quarter amounted to $2.6 million compared to $3.3 million for the corresponding prior period.

                                    THE GREENBRIER COMPANIES, INC.

  Cost of Manufacturing Sales. Cost of sales as a percentage of manufacturing revenue increased in the quarter ended February 28, 1998 to 92.6% from 91.6% in the quarter ended February 28, 1997. The lower margins in the current quarter are primarily due to the competitive market environment at the time orders were received, production line changeovers and higher costs of certain raw materials acquired from a substitute supplier on a temporary basis.

  Leasing and Services Expense. Leasing and services expense as a percentage of revenue was 37.8% for the three-month period ended February 28, 1998 compared to 41.5% in the prior period. The decreased ratio is primarily due to the sale of the trailer and container leasing assets, which typically operated at a higher expense ratio than railcar leasing assets, offset somewhat by higher vehicle transportation operating costs associated with a recent contract.

   Selling and Administrative Expense. Total selling and administrative expense decreased $2 million, or 20%, to $8 million for the three months ended February 28, 1998 compared to $10 million for the comparable prior period. This reduction is primarily due to the winding down of the trailer and container leasing operations offset to a degree by international business development expenses. The prior period also included a $700,000 provision for potential loss associated with receivables from a lessee of marine equipment.

  Interest  Expense.   Due  to improved liquidity  resulting  from
equipment sales, borrowings were reduced resulting in lower interest expense.

  Minority Interest. Manufacturing minority interest increased as a result of improved earnings of the Canadian operation. Leasing and services minority interest increased slightly due to improved earnings from automobile transportation services. On February 27, 1998 the unaffiliated investors' interest in the automobile transportation business was acquired for $8 million through the use of restricted cash.

   Income Tax Expense. The effective tax rate on domestic operations was 42% in the current and prior period. The effective tax rate on Canadian operations was 44% in the current period. In the prior period, the Canadian operations benefited from operating loss carryforwards.


Six  Months  Ended February 28, 1998 Compared to Six Months  Ended
February 28, 1997

  Revenues. Manufacturing revenues for the six-month period ended February 28, 1998 amounted to $219 million on deliveries of 3,600 railcars compared to $176 million on deliveries of 2,500 railcars in the corresponding prior period, an increase of $43 million, or 24%. Increased deliveries are due to an overall stronger market demand for conventional freightcars and a rebound in the intermodal transportation industry. In the period ended February 28, 1998, approximately 50% of total new railcar deliveries were double-stack railcars while virtually all of the deliveries in the prior period were conventional railcars.

  Leasing and services revenue decreased $7 million, or 14%, for the six months ended February 28, 1998 compared to the six months ended February 28, 1997. This decrease is primarily due to reduced revenue from trailer and container leasing operations as substantially all of these assets were sold in October 1997. The decrease was partially offset by an increase in revenue from automobile transportation services.

  Pre-tax earnings realized on the disposition of leased equipment in the normal course of operations during the six-month period amounted to $3.3 million compared to $3.8 million in the corresponding prior period.

  Cost of Manufacturing Sales. Cost of sales as a percentage of manufacturing revenue increased for the six-month period February 28, 1998 to 92.9% from 92.0% in the comparable prior period primarily due to production line changeovers, a highly competitive market environment at the time the orders were received and higher costs of certain raw materials acquired from a substitute supplier on a temporary basis.

  Leasing and Services Expense. Leasing and services expense as a percentage of revenue was 39.7% for the period ended February 28, 1998 compared to 42.9% for the corresponding prior period. This reduction results primarily from the sale of trailer and container leasing assets during the current period, as these assets generally operated at a higher expense ratio than railcar leasing assets, offset somewhat by higher vehicle transportation operating costs.

                                    THE GREENBRIER COMPANIES, INC.

   Selling and Administrative Expense. Total selling and administrative expense for the six months ended February 28, 1998 decreased compared to the corresponding prior period primarily due to the winding down of the trailer and container leasing operations offset somewhat by international business development expenses. The prior period also included a $700,000 provision for potential loss associated with receivables from a lessee of marine equipment.

  Interest  Expense.   Due  to improved liquidity  resulting  from
equipment sales, borrowings were reduced resulting in lower interest expense.

  Minority Interest. Manufacturing minority interest decreased as a result of reduced earnings of the Canadian operation. Leasing and services minority interest decreased due to the acquisition of a minority investor's interest in the trailer and container leasing business in the second quarter of 1997.

   Income Tax Expense. The effective tax rate on domestic operations was 42% in the current and prior period. The effective tax rate on Canadian operations was 44% in the current period. In the prior period, the Canadian operations benefited from operating loss carryforwards.


Liquidity and Capital Resources

 Cash provided by operations totaled $35 million for the six-month period ended February 28, 1998 compared to $36 million for the corresponding prior period.

  Overall liquidity has improved as a result of the sale of substantially all of the remaining trailer and container fleet and the sale, in the normal course of business, of a significant group of railcars on operating lease. These transactions contributed $87 million of the $105 million in proceeds from sales of equipment.

  Credit facilities aggregated $121 million as of February 28, 1998. A $60 million revolving line of credit is available through May 1999 to provide working capital and interim financing of equipment for the leasing and services operations. Advances under this facility bear interest at rates which vary depending on the type of borrowing and certain defined ratios. There were no borrowings outstanding under this line of credit as of February 28, 1998. A $30 million operating line of credit to be used for working capital, bearing interest primarily at prime, and a $10 million five-year term loan facility to be used for certain manufacturing capital expenditures are available through February 2000 and December 1998 for U.S. manufacturing operations. Borrowings outstanding under the operating line were $4.6 million as of February 28, 1998 and there were no borrowings outstanding under the term facility. An $18 million (at the February 28, 1998 exchange rate) operating line of credit, bearing interest at Canadian prime plus 1.125%, is available through March 1999 for working capital and certain capital expenditures for Canadian operations. An additional $3 million five-year term loan facility is available for capital expenditures. Borrowings outstanding under the operating line were $12.9 million as of February 28, 1998 and there were no borrowings outstanding under the term facility.

 Capital expenditures totaled $27 million for the six months ended February 28, 1998 compared to $63 million for the six months ended February 28, 1997. Of these capital expenditures, approximately $23 million and $58 million, respectively, were attributable to leasing and services operations. Leasing and services capital expenditures for the remainder of 1998 are expected to be approximately $17 million.

  Approximately $4 million and $5 million of the total capital expenditures for the six months ended February 28, 1998 and 1997 were attributable to manufacturing operations. Manufacturing capital expenditures for the remainder of 1998 are expected to be approximately $13 million. Capital expenditure programs include new and upgraded manufacturing plant and equipment to improve efficiencies and increase capacity.

  Operations in Canada give rise to market risks from changes in foreign currency exchange rates. To minimize these risks, forward exchange contracts are utilized. As of February 28, 1998 forward exchange contracts outstanding for the purchase of Canadian dollars were $77 million, maturing at various dates through September 1998. Realized and unrealized gains and losses from such off-balance sheet contracts are deferred and recognized in income concurrent with the hedged transaction.

                                    THE GREENBRIER COMPANIES, INC.

 Dividends of $.06 per share have been paid quarterly beginning in 1995. The most recent quarterly dividend of $.06 per share was declared in April 1998 to be paid in May 1998.

  In March 1998, Greenbrier executed an agreement to acquire a majority interest in Fabryka Wagonow Swidnica S.A., a railcar and specialty container manufacturer in Swidnica, Poland. Polish investors will maintain a significant ownership interest in the manufacturer. The acquisition is subject to final approval by Polish governmental agencies, which is expected by August 31, 1998. The acquisition, if consummated, will establish a European manufacturing base and is expected to provide access to the European markets, particularly the market in Poland. Initially, the Polish facility is not expected to have a material impact on Greenbrier's overall financial condition and the investment will be funded through working capital.

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


Year 2000

  Various computer systems and applications are utilized in daily operations. As part of the normal course of business, these systems are evaluated and upgraded as necessary. The ability to accommodate the year 2000 century date change is part of the evaluation process. The financial impact of any change is not anticipated to be material to the financial position or results of operations.


Forward-Looking Statements

  Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not statements of historical fact may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. The following are among the factors that could cause actual results or outcomes to differ materially from the forward-looking statements: general political, regulatory or economic conditions; changes in interest rates; business conditions and growth in the surface transportation industry, both domestic and international; shifts in market demand; a delay or failure of acquisitions, products or services to compete successfully; changes in product mix and the mix between manufacturing and leasing and services revenue; transportation labor disputes or operating difficulties which might disrupt the flow of cargo; competitive factors, including increased competition, new product offerings by competitors and price pressures; actual future costs and availability of materials and a trained workforce; labor disputes; production difficulties and product delivery delays in the future as a result of, among other matters, changing process technologies and increasing production; lower than expected customer orders; the ability to consummate expected sales; delays in receipt of orders or cancellation of orders; financial condition of principal customers; and the impact of year 2000 compliance by the company or by its customers, suppliers or service partners. Any forward-looking statements should be considered in light of these factors.

                                    THE GREENBRIER COMPANIES, INC.

                    PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders of the registrant was held on January 13, 1998.

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

                                      Votes
                           Votes      Against
                            For      Election or  Votes      Broker
  Nominee                 Election    Withheld  Abstaining Non-Votes
  -------                ----------  ---------  ---------- ---------
  Peter K. Nevitt        13,173,440     6,483        --        --
  A. Daniel O'Neal, Jr.  13,173,683     6,240        --        --

  The term of office for the following directors continued after the meeting: Alan James, William A. Furman, Victor G. Atiyeh, C. Bruce Ward and Benjamin R. Whiteley.

(c) Stockholders ratified appointment of Deloitte & Touche LLP as independent auditors for fiscal 1998. The appointment was approved by the vote of 13,168,884 shares in favor, 7,877 shares against, and 3,162 shares abstained from voting. There were no broker non-votes.


Item 6.   Exhibits and Reports on Form 8-K


(a)  Exhibits

   27.1      Financial Data Schedule

   27.2      Financial Data Schedule - Restated

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


                                    THE GREENBRIER COMPANIES, INC.


Date: April 13, 1998                By: /s/Larry G. Brady
     ------------------                 ------------------------
                                        Larry G. Brady
                                        Vice President and
                                        Chief Financial Officer

                                         (Principal Financial and
                                         Accounting Officer)