Form 10-Q
period 1998-05-31
GREENBRIER COMPANIES INC
filed 1998-07-15
CIK 923120

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549



                             Form 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
            for the quarterly period ended May 31, 1998

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

   The number of shares of the registrant's common stock, $0.001 par value per share, outstanding on June 30, 1998 was 14,244,635 shares.

                                    THE GREENBRIER COMPANIES, INC.

                  PART I.  FINANCIAL INFORMATION

Item 1.                             Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)
                                               May 31,   August 31,
                                                1998       1997
                                              ---------  ---------
Assets
 Cash and cash equivalents                    $  36,395  $  14,384
 Restricted cash and investments                 15,348      7,360
 Accounts and notes receivable                   63,300     61,024
 Manufacturing inventories                       53,845     87,233
 Leasing equipment held for
 refurbishment or sale                            2,538     64,358
 Investment in direct finance leases            165,348    182,421
 Equipment on operating leases                   95,722    102,120
 Property, plant and equipment                   47,983     44,925
 Prepaid expenses and other                      14,792     16,693
                                              ---------  ---------
                                              $ 495,271  $ 580,518
                                              =========  =========

Liabilities and Stockholders' Equity
 Revolving notes                              $      -   $  57,709
 Accounts payable and accrued liabilities       121,872    107,738
 Deferred participation                          43,771     39,032
 Deferred income taxes                           12,052     13,909
 Notes payable                                  154,348    201,786

 Subordinated debt                               37,932     38,089

 Minority interest                                9,348     18,183
 Commitments and contingencies (Note 6)
 Stockholders' equity
  Preferred stock - $0.001 par value,
   25,000 shares authorized, none issued            -           -
 Common stock - $0.001 par value,
   50,000 shares authorized, 14,241 outstanding
   at May 31, 1998                                   14         14
  Additional paid-in capital                     50,245     49,135
  Retained earnings                              66,079     54,689
  Foreign currency translation adjustment          (390)       234
                                              ---------  ---------
                                                115,948    104,072
                                              ---------  ---------
                                              $ 495,271  $ 580,518
                                              =========  =========

The accompanying notes are an integral part of these statements.

                                    THE GREENBRIER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)
                              Three Months Ended  Nine Months Ended
                                    May 31,            May 31,
                              ------------------  ------------------
                                1998      1997      1998      1997
                              --------  --------  --------  --------
Revenues
 Manufacturing                $129,899  $ 55,481  $348,874  $231,918
 Leasing and services           20,759    27,101    66,786    80,350
                              --------  --------  --------  --------
  Total revenues               150,658    82,582   415,660   312,268

Costs and expenses
 Cost of manufacturing sales   116,385    52,084   319,573   214,487
 Leasing and services            8,169    11,865    26,418    34,692

 Selling and administrative expense:
  Manufacturing                  5,268     3,696    13,323    11,465
  Leasing and services           2,609     4,106     7,141    11,374
  Corporate                      2,725     1,169     6,840     4,704
                              --------  --------  --------  --------
                                10,602     8,971    27,304    27,543
 Interest expense:
  Manufacturing                    584       745     1,945     1,987
  Leasing and services           4,475     6,410    14,389    18,215
                              --------  --------  --------  --------
                                 5,059     7,155    16,334    20,202
 Minority interest:
  Manufacturing                    991       221     1,551       971
  Leasing and services              -        190       279       933
                              --------  --------  --------  --------
                                   991       411     1,830     1,904
                              --------  --------  --------  --------

  Total costs and expenses     141,206    80,486   391,459   298,828

Earnings before income tax expense
  Manufacturing                  6,671    (1,265)   12,482     3,008
  Leasing and services           5,506     4,530    18,559    15,136
  Corporate                     (2,725)   (1,169)   (6,840)   (4,704)
                              --------  --------  --------  --------
                                 9,452     2,096    24,201    13,440
Income tax expense              (3,944)     (864)  (10,257)   (5,187)
                              --------  --------  --------  --------
Earnings from continuing
  operations                     5,508     1,232    13,944     8,253
Discontinued operations:
 Loss on operations (net of tax benefit of
   $382 and $1,537 in 1997)         -       (452)       -     (2,376)
                              --------  --------  --------  --------

Net earnings                  $  5,508  $    780  $ 13,944  $  5,877
                              ========  ========  ========  ========

Basic earnings per share:
 From continuing operations   $   0.39  $   0.09   $  0.98  $   0.58
 Discontinued operations            -      (0.03)       -      (0.16)
                              --------  --------  --------  --------
 Net earnings                 $   0.39  $   0.06  $   0.98  $   0.42
                              ========  ========  ========  ========

Diluted earnings per share:
 From continuing operations   $   0.38  $   0.09  $   0.97  $   0.58
 Discontinued operations            -      (0.03)       -      (0.16)
                              --------  --------  --------  --------
 Net earnings                 $   0.38  $   0.06  $   0.97  $   0.42
                              ========  ========  ========  ========

Dividends declared per share  $   0.06  $   0.06  $   0.18  $   0.18

Weighted average shares outstanding:
 Basic                          14,219    14,160    14,189    14,160
 Diluted                        14,379    14,160    14,333    14,160


The accompanying notes are an integral part of these statements.

                                    THE GREENBRIER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)
                                                 Nine Months Ended
                                                      May 31,
                                              -----------------------
                                                1998          1997
                                              ---------     ---------

Cash flows from operating activities
 Net earnings                                 $  13,944     $   5,877
 Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Deferred income taxes                          (1,857)          149
  Deferred participation                          4,739         5,438
  Depreciation and amortization                  11,459        21,470
  Gain on sales of equipment                     (6,666)       (7,436)
  Other                                             844          (335)
 Decrease (increase) in assets:
  Accounts and notes receivable                  (2,566)       43,460
  Inventories                                    29,904       (14,582)
  Prepaid expenses and other                      1,450        (5,590)
 Increase (decrease) in liabilities:
  Accounts payable and accrued liabilities        8,059       (12,889)
                                              ---------     ---------
 Net cash provided by operating activities       59,310        35,562
                                              ---------     ---------

Cash flows from investing activities
  Principal payments received under direct
   finance leases                                11,254         9,546
  Investment in direct finance leases              (574)      (11,525)
  Proceeds from sales of equipment              112,889        35,074
  Purchase of property and equipment            (38,411)      (58,137)
  Investment in restricted cash and
   investments                                   (7,988)      (11,770)
                                              ---------     ---------
 Net cash provided by (used in) investing
  activities                                     77,170       (36,812)
                                              ---------     ---------

Cash flows from financing activities
  Proceeds from borrowings                        1,436        39,408
  Repayments of borrowings                     (106,644)      (20,610)
  Purchase of minority interest                  (7,772)      (16,333)
  Dividends                                      (2,554)       (2,549)
  Proceeds from stock options                     1,065            -
                                              ---------     ---------
 Net cash used in financing activities         (114,469)          (84)
                                              ---------     ---------

Increase (decrease) in cash
 and cash equivalents                            22,011        (1,334)
Cash and cash equivalents
 Beginning of period                             14,384         6,083
                                              ---------     ---------
 End of period                                $  36,395     $   4,749
                                              =========     =========

Supplemental disclosures of cash flow information
 Cash paid during the period for:
  Interest                                    $  16,563     $  17,275
  Income taxes                                    9,600         2,876

Supplemental schedule of noncash investing and
 financing activities
 Purchase of minority interest                $   1,580     $   2,024
 Equipment obtained through borrowings               -          4,024
 Repayment of borrowings through return of railcars
   held for refurbishment or sale                    96        11,574

The accompanying notes are an integral part of these statements.

                                    THE GREENBRIER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, unaudited)


Note 1 - INTERIM FINANCIAL STATEMENTS

   The consolidated financial statements of The Greenbrier Companies, Inc. and Subsidiaries ("Greenbrier" or the "company") as of May 31, 1998 and for the nine months ended May 31, 1998 and 1997 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the nine months ended May 31, 1998 are not necessarily indicative of the results to be expected for the entire year ending August 31, 1998.

  Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements contained in Greenbrier's 1997 Annual Report incorporated by reference into the company's 1997 Annual Report on Form 10-K.


Note 2 - MANUFACTURING INVENTORIES
                                               May 31,  August 31,
                                                1998       1997
                                             ---------- ----------

Supplies and raw materials                   $    6,503 $    5,999
Work-in-process                                  43,131     42,582
Held for sale                                     4,211     38,652
                                             ---------- ----------

                                             $   53,845 $   87,233
                                             ========== ==========


Note 3 - DISCONTINUED OPERATIONS AND DIVESTITURES

  During 1997 a plan was adopted to focus on core business operations of railcar manufacturing and refurbishment, and related leasing and services. Under the plan, the third-party transportation logistics segment was to be discontinued and accordingly, the results of operations for logistics have been excluded from continuing operations in the Consolidated Statements of Operations for all applicable periods. In December 1997 the sale of a majority of the assets of this segment was completed. The remainder of the logistics operation is anticipated to be disposed of during 1998. The plan also included selling the trailer and container leasing operation. A portion of the trailer and container fleet was sold during the fourth quarter of 1997. In October 1997 the sale of substantially all of the remaining trailer and container fleet, which was included in Leasing equipment held for refurbishment or sale as of August 31, 1997, was completed.


Note 4 - SEGMENT INFORMATION

  Cash and borrowings are managed on a consolidated basis. Leasing and services interest income and manufacturing interest expense eliminated upon consolidation was $428 and $264 for the three months ended May 31, 1998 and 1997, and $1,190 and $849 for the nine months ended May 31, 1998 and 1997.


Note 5 - EARNINGS PER SHARE

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

                                    THE GREENBRIER COMPANIES, INC.

Note 6 - COMMITMENTS AND CONTINGENCIES

  Purchase commitments of approximately $17,500 for leasing and services operating equipment were outstanding as of May 31, 1998.

  Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. Recently Greenbrier has been named a defendant in litigation initiated by former shareholders of Interamerican Logistics Inc. ("Interamerican"), which was acquired by Greenbrier in the fall of 1996. The plaintiffs allege that Greenbrier violated the agreements pursuant to which it acquired ownership of Interamerican and seek damages aggregating $4 million. Management believes the claim to be without merit and intends to vigorously defend its position. Management believes that any ultimate liability resulting from litigation will not materially affect the financial position or results of operations of the company.

  In May 1998, Greenbrier entered into a letter of intent with Bombardier Inc. ("Bombardier") to form a joint venture to build railroad freight cars at Bombardier's existing Concarril manufacturing facility in Sahugun, Mexico. Greenbrier and Bombardier will each maintain a 50% interest in the joint venture. Operations are expected to commence in the first quarter of fiscal 1999 and capacity is anticipated to grow to 3,000 new cars annually. Required capital expenditures and working capital needs are expected to be funded by existing operating cash flow and cash balances.

  In March 1998, Greenbrier executed an agreement to acquire a majority interest in Fabryka Wagonow Swidnica S.A., a railcar and specialty container manufacturer located in Swidnica, Poland. Polish investors will maintain a significant ownership interest in the manufacturer. The acquisition is subject to final approval by Polish governmental agencies, which is expected by August 31, 1998. The acquisition, if consummated, will establish a European manufacturing base and is expected to provide access to the European markets, particularly the market in Poland. Initially, the Polish facility is not expected to have a material impact on Greenbrier's overall financial condition and the investment will be funded through working capital.

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

                                Three Months Ended   Nine Months Ended
                                      May 31,             May 31,
                                ------------------  ------------------
                                  1998      1997      1998      1997
                                --------  --------  --------  --------
Manufacturing:
 Sales                            100.0%    100.0%    100.0%    100.0%
 Cost of sales                     89.6      93.9      91.6      92.5
 Selling and administrative
  expense                           4.1       6.7       3.8       4.9
 Interest expense                   0.4       1.3       0.6       0.9
 Minority interest                  0.8       0.4       0.4       0.4
 Earnings before income tax
  expense                           5.1      (2.3)      3.6       1.3

Leasing and services:
 Revenues                         100.0%    100.0%    100.0%    100.0%
 Operating expense                 39.3      43.8      39.6      43.2
 Selling and administrative
  expense                          12.6      15.1      10.7      14.1
 Interest expense                  21.6      23.7      21.5      22.7
 Minority interest                   -        0.7       0.4       1.2
 Earnings before income tax
  expense                          26.5      16.7      27.8      18.8

Corporate expense as a percentage
  of total revenues                 1.8       1.4       1.6       1.5

Income tax expense as a percentage
  of pre-tax earnings              41.7      41.2      42.4      38.6

Net earnings as a percentage of
  total revenues                    3.7       0.9       3.4       1.9


Three Months Ended May 31, 1998 Compared to Three Months Ended May
31, 1997

 Revenues. Manufacturing revenue for the three-month period ended May 31, 1998 amounted to $130 million on deliveries of 2,200 railcars compared to $55 million on deliveries of 660 railcars in the corresponding prior period, an increase of $75 million, or 136%. Increased deliveries in the current period were the primary reason for the improvement in revenue and reflect the increased market demand for both intermodal and conventional railcars. The majority of the railcar deliveries in the current period were double-stack railcars compared to substantially all conventional railcars in the prior period. The manufacturing backlog of railcars for sale and lease as of May 31, 1998 was approximately 5,300 railcars with an estimated value of $289 million compared to 6,700 railcars valued at $335 million as of February 28, 1998.

 Leasing and services revenue decreased $6 million, or 22%, to $21 million for the quarter ended May 31, 1998 compared to $27 million for the quarter ended May 31, 1997. The decrease is primarily a result of the sale of the trailer and container leasing operation in October 1997 which contributed $6.6 million to revenue in the prior year.

  Pre-tax earnings realized on the disposition of leased equipment during the quarter amounted to $2.7 million compared to $1.8 million for the corresponding prior period.

                                    THE GREENBRIER COMPANIES, INC.

  Cost of Manufacturing Sales. Cost of sales as a percentage of manufacturing revenue decreased in the quarter ended May 31, 1998 to 89.6% from 93.9% in the quarter ended May 31, 1997. The margins in the current quarter benefited from the efficiencies of longer production runs and the strong market demand for railcars.

  Leasing and Services Expense. Leasing and services expense as a percentage of revenue was 39.3% for the three-month period ended May 31, 1998 compared to 43.8% in the prior period. The decreased ratio is primarily due to the sale of the trailer and container leasing assets, which typically operated at a higher expense ratio than railcar leasing assets, offset somewhat by higher vehicle transportation operating costs associated with a recent contract.

   Selling   and  Administrative  Expense.    Total  selling   and
administrative expense increased $2 million, or 22%, to $11 million for the three months ended May 31, 1998 compared to $9 million for the comparable prior period. This increase is primarily due to international business development, sales and marketing expenses and incentive compensation commensurate with improved earnings offset to a degree by the winding down of the trailer and container leasing operations.

  Interest  Expense.   Due to increased liquidity  resulting  from
equipment sales and improved earnings, borrowings were reduced resulting in lower interest expense.

  Minority Interest. Manufacturing minority interest increased as a result of improved earnings of the Canadian operation.

  Income Tax Expense. The effective U.S. tax rate was slightly less than 42% in the current period and 42% in the prior period. The effective Canadian tax rate was 44% in the current period. In the prior period, the Canadian operations benefited from operating loss carryforwards.


Nine  Months Ended May 31, 1998 Compared to Nine Months Ended  May
31, 1997

  Revenues. Manufacturing revenue for the nine-month period ended May 31, 1998 amounted to $349 million on deliveries of 5,800 railcars compared to $232 million on deliveries of 3,100 railcars in the corresponding prior period, an increase of $117 million, or 50%. Increased deliveries are due to a rebound in the intermodal transportation industry and an overall strong market demand for conventional freightcars. In the period ended May 31, 1998, over 50% of total new railcar deliveries were double-stack railcars while virtually all of the deliveries in the prior period were conventional railcars.

  Leasing and services revenue decreased $14 million, or 17%, for the nine months ended May 31, 1998 compared to the nine months ended May 31, 1997. This decrease is primarily due to reduced revenue from trailer and container leasing operations as substantially all of these assets were sold in October 1997. The decrease was partially offset by an increase in revenue from automobile transportation services.

  Pre-tax earnings realized on the disposition of leased equipment in the normal course of operations during the nine-month period amounted to $6 million compared to $5.6 million in the corresponding prior period.

  Cost of Manufacturing Sales. Cost of sales as a percentage of manufacturing revenue decreased for the nine-month period ended May 31, 1998 to 91.6% from 92.5% in the comparable prior period. Improved margins for the current period are primarily due to the efficiencies of longer production runs. The improvements were offset somewhat by lower margins on production early in the year due to the highly competitive market environment at the time orders for that production were received and higher costs of certain raw materials acquired from a substitute supplier on a temporary basis.

  Leasing and Services Expense. Leasing and services expense as a percentage of revenue was 39.6% for the period ended May 31, 1998 compared to 43.2% for the corresponding prior period. This reduction results primarily from the sale of trailer and container leasing assets during the current period, as these assets generally operated at a higher expense ratio than railcar leasing assets, offset somewhat by higher vehicle transportation operating costs.

                                    THE GREENBRIER COMPANIES, INC.

   Selling and Administrative Expense. Total selling and administrative expense for the nine months ended May 31, 1998 decreased slightly compared to the corresponding prior period primarily due to the winding down of the trailer and container leasing operations. The decrease was offset somewhat by international business development, sales and marketing expenses and incentive compensation commensurate with improved earnings. The prior period also included a $700,000 provision for potential loss associated with receivables from a lessee of marine equipment.

  Interest  Expense.   Due to increased liquidity  resulting  from
equipment sales and improved earnings, borrowings were reduced resulting in lower interest expense.

  Minority Interest. Manufacturing minority interest increased as a result of improved earnings of the Canadian operation. Leasing and services minority interest decreased as all of the minority investors ownership interests were acquired in previous periods.

  Income Tax Expense. The effective U.S. tax rate was 42% in the current and prior period. The effective Canadian tax rate was 44% in the current period. In the prior period, the Canadian operations benefited from operating loss carryforwards.


Liquidity and Capital Resources

  Cash provided by operations totaled $59 million for the nine-month period ended May 31, 1998 compared to $36 million for the corresponding prior period.

  Overall liquidity has improved as a result of the sale of substantially all of the remaining trailer and container fleet and the sale, in the normal course of business, of a significant group of railcars on operating lease. These transactions contributed $87 million of the $113 million in proceeds from sales of equipment.

  Credit facilities aggregated $121 million as of May 31, 1998. A $60 million revolving line of credit is available through May 2000 to provide working capital and interim financing of equipment for the leasing and services operations. Advances under this facility bear interest at rates which vary depending on the type of borrowing and certain defined ratios. There were no borrowings outstanding under this line of credit as of May 31, 1998. A $30 million operating line of credit to be used for working capital and a $10 million five-year term loan facility to be used for certain manufacturing capital expenditures are available through February 2000 and December 1998 for U.S. manufacturing operations. Borrowings under the line of credit bear interest at rates which vary depending on the type of borrowing and certain defined ratios. There were no borrowings outstanding under the operating line or the term facility as of May 31, 1998. A $17 million (at the May 31, 1998 exchange rate) operating line of credit, bearing interest at Canadian prime plus .75%, is available through March 1999 for working capital and certain capital expenditures for Canadian operations. An additional $4 million five-year term loan facility is available for capital expenditures. There were no borrowings outstanding under the operating line or the term facility as of May 31, 1998.

  Capital expenditures totaled $39 million for the nine months ended May 31, 1998 compared to $74 million for the nine months ended May 31, 1997. Of these capital expenditures, approximately $31 million and $67 million, respectively, were attributable to leasing and services operations. Leasing and services capital expenditures for the remainder of 1998 are expected to be approximately $6 million.

  Approximately $8 million and $7 million of the total capital expenditures for the nine months ended May 31, 1998 and 1997 were attributable to manufacturing operations. Manufacturing capital expenditures for the remainder of 1998 are expected to be approximately $3 million. Capital expenditure programs include new and upgraded manufacturing plant and equipment to improve efficiencies and increase capacity.

  Operations in Canada give rise to market risks from changes in foreign currency exchange rates. To minimize these risks, forward exchange contracts are utilized. As of May 31, 1998 forward exchange contracts outstanding for the purchase of Canadian dollars were $68 million, maturing at various dates through February 1999. Realized and unrealized gains and losses from such off-balance sheet contracts are deferred and recognized in income concurrent with the hedged transaction.

                                    THE GREENBRIER COMPANIES, INC.

 Dividends of $.06 per share have been paid quarterly beginning in 1995. The most recent quarterly dividend of $.06 per share was declared in July 1998 to be paid in August 1998.

  In May 1998, Greenbrier entered into a letter of intent with Bombardier Inc. ("Bombardier") to form a joint venture to build railroad freight cars at Bombardier's existing Concarril manufacturing facility in Sahugun, Mexico. Greenbrier and Bombardier will each maintain a 50% interest in the joint venture. Operations are expected to commence in the first quarter of fiscal 1999 and capacity is anticipated to grow to 3,000 new cars annually. Required capital expenditures and working capital needs are expected to be funded by existing operating cash flow and cash balances.

  In March 1998, Greenbrier executed an agreement to acquire a majority interest in Fabryka Wagonow Swidnica S.A., a railcar and specialty container manufacturer located in Swidnica, Poland. Polish investors will maintain a significant ownership interest in the manufacturer. The acquisition is subject to final approval by Polish governmental agencies, which is expected by August 31, 1998. The acquisition, if consummated, will establish a European manufacturing base and is expected to provide access to the European markets, particularly the market in Poland. Initially, the Polish facility is not expected to have a material impact on Greenbrier's overall financial condition and the investment will be funded through working capital.

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


                                    THE GREENBRIER COMPANIES, INC.


Date: July 15, 1998                 By: /s/ Larry G. Brady
     ------------------                 ------------------------
                                        Larry G. Brady
                                        Senior Vice President and
                                        Chief Financial Officer

                                         (Principal Financial and
                                         Accounting Officer)