Form 10-K405
period 1998-08-31
GREENBRIER COMPANIES INC
filed 1998-11-30
CIK 923120

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549-1004


                                      FORM 10-K
               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED AUGUST 31, 1998

                                          or

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
             for the transition period from ___________ to ___________

                            Commission File No. 1-13146
                             ___________________________

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

                                   (503) 684-7000
                (Registrant's telephone number, including area code)
                             ____________________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

Aggregate market value of the Registrant's Common Stock held by non-affiliates on October 30, 1998 (based on the closing price of such shares on such date) was approximately $87,000,000.

The number of shares outstanding of the Registrant's Common Stock on October 30, 1998 was 14,254,132 shares of Common Stock, par value $0.001 per share.

                        DOCUMENTS INCORPORATED BY REFERENCE

Parts of Registrant's 1998 Annual Report to Stockholders and of Registrant's Proxy Statement dated November 30, 1998 prepared in connection with the Annual Meeting of Stockholders to be held on January 12, 1999 are incorporated by reference into Parts II and III of this Report.

                           THE GREENBRIER COMPANIES, INC.
                                     FORM 10-K
                                 TABLE OF CONTENTS



PART I                                                                      PAGE

     Item 1.   BUSINESS                                                      1

     Item 2.   PROPERTIES                                                    8

     Item 3.   LEGAL PROCEEDINGS                                             8

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           8

PART II

     Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                           9

     Item 6.   SELECTED FINANCIAL DATA                                       9

     Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 9

     Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK                                                          9

     Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   9

     Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                           9

PART III

     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT               10

     Item 11.  EXECUTIVE COMPENSATION                                       10

     Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                               10

     Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               10

PART IV

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K                                                  11


     SIGNATURES                                                             18

                                        (i)

                                      PART I.

                             FORWARD-LOOKING STATEMENTS

     From time to time, The Greenbrier Companies, Inc. ("Greenbrier" or the "Company") or its representatives have made or may make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. The following are among the factors that could cause actual results or outcomes to differ materially from the forward-looking statements: general political, regulatory or economic conditions; changes in interest rates; business conditions and growth in the surface transportation industry, both domestic and international; currency and other risks associated with international operations; shifts in market demand; a delay or failure of acquisitions, products or services to compete successfully; changes in product mix and the mix between manufacturing and leasing and services revenue; transportation labor disputes or operating difficulties which might disrupt the flow of cargo; competitive factors, including increased competition, new product offerings by competitors and price pressures; actual future costs and availability of materials and a trained workforce; labor disputes; production difficulties and product delivery delays in the future as a result of, among other matters, changing process technologies and increasing production; lower than expected customer orders; the ability to consummate expected sales; delays in receipt of orders or cancellation of orders; financial condition of principal customers; and the impact of year 2000 compliance by the Company or by its customers, suppliers or service partners. Any forward-looking statements should be considered in light of these factors.


ITEM 1.   BUSINESS
                                    INTRODUCTION

     Greenbrier is a leading supplier of transportation equipment and services to the railroad and related industries. The Company's manufacturing segment produces double-stack intermodal railcars, conventional railcars and marine vessels, and provides repair and refurbishment for both intermodal and conventional railcars at locations throughout North America and more recently Europe. In addition to manufacturing, Greenbrier is engaged in complementary leasing and services activities. The lease fleet consists of 27,748 owned or managed railcars as of August 31, 1998. Greenbrier believes this fleet is among the larger non-railroad owned fleets in the United States.

     In September 1998, Greenbrier acquired a majority interest in a railcar and specialty container manufacturer located in Swidnica, Poland. Polish investors will maintain a significant ownership interest in the manufacturer. This acquisition establishes a European manufacturing base and is expected to provide access to the European markets, particularly the market in Poland. Initially, the Polish facility is not expected to have a material impact on Greenbrier's overall financial condition or results of operations, and the investment will be funded through existing cash balances. This expansion will require the development of a sales and marketing force knowledgeable about the European market.

     Also in September 1998, Greenbrier entered into a joint venture to build railroad freight cars at an existing manufacturing facility in Sahagun, Mexico. Each party will maintain a 50 percent interest in the joint venture. The facility will serve the North American marketplace and provide better access to the growing market in Mexico. Operations are expected to commence in the first quarter of 1999 and capacity is anticipated to grow to 3,000 new cars annually. Required capital expenditures and working capital needs are expected to be funded by existing operating cash flow and cash balances.

     Subsequent to year end, Greenbrier entered into the following maintenance and refurbishment agreements:

- A long-term contract to manage maintenance on 7,000 covered hopper cars owned by Burlington Northern Santa Fe ("BNSF") that is anticipated to begin in December 1998.
- An agreement with Canadian Pacific Railway to refurbish and re-market certain of their used freight cars under a pilot program.
-    An agreement to refurbish and re-market surplus railcars in Europe.

     A plan was adopted in 1997 to discontinue the third party transportation logistics segment, as well as to sell the trailer and container leasing operation, in order to focus on core railcar operations. The expansion of the logistics segment during 1996 and 1997 was based on expected complementary advantages of bringing assets and services together which did not develop. Industry fundamentals for both businesses were strong; however, rates of return on capital invested were less than desired. In July and October 1997, Greenbrier divested its fleet of domestic containers, intermodal and highway trailers and chassis. In December 1997 the sale of the intermodal marketing and truck brokerage operations of the logistics business segment was completed. These operations constituted the majority of the logistics operations. In August 1998 the sale of the remainder of the logistics operation was completed.

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

DOUBLE-STACK RAILCARS. The double-stack railcar provides significant operating and capital savings over other types of intermodal railcars. These savings are the result of (i) increased train density (two containers are carried within the same longitudinal space conventionally used to carry one trailer or container); (ii) a railcar weight reduction per container of approximately 50 percent; (iii) easier terminal handling characteristics;
(iv) reduced equipment costs of approximately 30 percent over the cost of providing the same carrying capacity with conventional equipment; (v) better ride quality leading to reduced damage claims; and (vi) increased fuel efficiency resulting from weight reduction and improved aerodynamics. Greenbrier is the leading manufacturer of double-stack railcars with an estimated cumulative North American market share of 60 percent. In 1998, 4,800 double-stack railcars were manufactured and sold by the Company, which it believes represents 52 percent of the North American market during such period.

     Greenbrier's comprehensive line of articulated and non-articulated double-stack railcars offers varying load capacities and configurations. Current double-stack products include:

MAXI-STACK -Registered Trademark-- The Maxi-Stack is a series of double-stack railcars that features the ride-quality and operating efficiency of articulated stack cars. The Maxi-Stack III is a five-platform railcar that features the ability to carry containers up to 53 feet in length, the longest shipping containers presently in use. The Maxi-Stack AP is a three-platform all-purpose railcar that is more versatile than other intermodal cars because it allows the loading of either trailers or double-stack containers on the same platform.

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

AUTOSTACK. Autostack is a proprietary system developed and licensed by the Company to transport vehicles intermodally in standard domestic or international shipping containers and, unlike conventional multi-level railcars, can be used in standard rail, ship and highway intermodal corridors. In 1997, Greenbrier recorded a $7 million write-down of the carrying value of the Autostack operating equipment to approximate the anticipated net realizable value of the assets based on projected future performance under existing contracts. Greenbrier believes Autostack will remain a niche player in the vehicle transportation industry. The Autostack system transported approximately 74,000 vehicles in 1998.

CONVENTIONAL RAILCARS

     Greenbrier is the leading manufacturer of boxcars in North America. A wide variety of 100-ton capacity boxcars, primarily used in the forest products industry, are offered as well as custom built high capacity railcars for special applications such as automotive parts or canstock movement. In addition to boxcars, center-partition cars for lumber and other building materials, flatcars for auto-rack service, high cubic capacity covered hopper railcars for grain transportation, gondolas for scrap steel services and various other conventional railcar types are manufactured. In 1998, approximately 3,000 conventional railcars were manufactured and sold.

     The recently acquired facility in Swindica, Poland will initially produce pressurized tank cars for liquid petroleum gas, non-pressurized tank cars for light oil products and an articulated flat car. Each of these products have been produced in the recent past at this facility.

     The need for expansion and upgrading of the railcar manufacturing and refurbishing facilities is continually evaluated in order to take advantage of increased market opportunities for new railcar designs.

RAIL SERVICES

     Greenbrier is actively engaged in the repair and refurbishment of railcars for third parties as well as its own lease fleet. In certain situations, repair and refurbishment of the Company's lease fleet is performed in unaffiliated facilities. Refurbishing and repair facilities are located in Portland and Springfield, Oregon; Cleburne, Texas and Finley, Washington. The Springfield facility has a long-term contract with a third-party primarily for the repair of railcars. Greenbrier believes it is one of only a few railcar lessors with its own refurbishing capabilities. In addition, Greenbrier operates wheel shops in Portland, Oregon; Pine Bluff, Arkansas and Tacoma, Washington.

MARINE VESSEL FABRICATION

     The Portland, Oregon manufacturing facility is located on a deep water port on the Willamette River. Until 1984, the Company's predecessor designed and built ocean-going barges and other types of marine vessels for maritime shipping companies. In 1995, Greenbrier re-entered the marine vessel market and expanded and upgraded the marine facilities, which includes the largest side-launch ways on the West Coast. The upgraded marine facilities also enhance steel plate burning and fabrication capacity providing flexibility for railcar production. Since 1995 vessels manufactured include conventional deck barges for aggregates and other heavy industrial products and ocean-going dump barges.

LEASING AND SERVICES

     Greenbrier currently manages a lease fleet of railcars of which 53 percent are owned and the remainder are managed for institutional investors, railroads and other leasing companies. Management services include equipment marketing and re-marketing, maintenance management and administration. Greenbrier participates in both the finance and the operating lease segments of the market. The aggregate rental payments over the operating lease terms do not fully amortize the acquisition costs of the leased equipment. As a result, the Company is subject to the customary risk that it may not be able to sell or re-lease equipment after the operating lease term expires. However, the Company believes it can effectively manage the risks typically associated with operating leases due to its railcar expertise and its refurbishing and re-marketing capabilities. Most of the leases are "full service" leases, whereby Greenbrier is responsible for maintenance, taxes and administration. The fleet is maintained, in part, through Greenbrier's own facilities and engineering and technical staff. Assets from the owned lease fleet are periodically sold to take advantage of market conditions, manage risk and maintain liquidity. Railcar equipment held for sale consists mainly of hulks that will either be refurbished or sold.

The following table summarizes the lease fleet:

                                             FLEET PROFILE
                                       AS OF AUGUST 31, 1998(1)
                           ----------------------------------------------------
                                                          Percent    Average
                                                          of Owned   Age of
                           Owned       Managed     Total  Units on    Owned
                           Units        Units      Units   Lease    Units (Yrs.)
                           -----       -------     -----  --------  -----------
Railcars Available for
  Revenue Service         14,125       13,011     27,136     98.1      20.0
Railcar Equipment Held
  for Sale                   612          -          612
                          ------       ------     ------
                          14,737       13,011     27,748
                          ------       ------     ------
                          ------       ------     ------

Lessee Profile:
  Class I Railroads       10,993        9,147     20,140
  Non-Class I Railroads    1,345        1,290      2,635
  Shipping Companies       1,309        2,243      3,552
  Leasing Companies          215          121        336
  Off-Lease                  263          210        473
                          ------       ------     ------
    Total Revenue Units   14,125       13,011     27,136
                          ------       ------     ------
                          ------       ------     ------

__________

(1)  Each platform of an articulated car is treated as a separate car.

     A substantial portion of the equipment in the lease fleet has been acquired through an agreement entered into in August 1990 with Southern Pacific Transportation Company, which has since merged with Union Pacific Corporation ("Union Pacific"), to purchase, refurbish and re-market over 10,000 railcars. The railcars were refurbished to predetermined specifications by Greenbrier or unaffiliated contract shops after satisfactory re-marketing arrangements were in place.

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

     In 1998, approximately 71 percent of the Company's Canadian requirements for steel plate were purchased from Algoma Steel Inc. and approximately 47 percent of the domestic requirements were purchased from Oregon Steel Mills, Inc. No other suppliers accounted for in excess of 10 percent of total purchases in 1998, and the top ten suppliers (including Oregon Steel Mills, Inc. and Algoma Steel Inc.) accounted for approximately 34 percent of total purchases. The Company maintains good relationships with its suppliers and has not experienced any significant interruptions in recent years in the supply of raw materials or specialty components. A member of the TrentonWorks Limited board of directors serves as Chairman of the board of directors of Algoma Steel Inc.

                         MARKETING AND PRODUCT DEVELOPMENT

     A fully integrated marketing and sales effort is utilized whereby Greenbrier seeks to leverage relationships developed in each of its manufacturing and leasing and services operations to provide customers with a diverse range of equipment and financing alternatives designed to satisfy a customer's unique needs. These custom programs may involve a combination of railcar products and financing, leasing, refurbishing and re-marketing services, depending on whether the customer is buying new equipment or refurbishing existing equipment.

     Through customer relationships, insights are derived into the potential need for new products and services. Marketing and engineering personnel collaborate to evaluate opportunities and identify and develop new products. Research and development costs incurred for new product development during 1998, 1997 and 1996 were $1,470,000, $1,097,000 and $597,000, respectively.

     During 1997, Greenbrier completed the prototype and began commercial testing of Auto-Max-Registered Trademark- , a two-unit articulated railcar that can be configured for either tri-level or bi-level vehicle transportation service. Auto-Max was originally expected to be produced in late 1998, but production was delayed due to demand for manufacturing line space. The first order has been received and Auto-Max production is anticipated to begin in late 1999.

                               CUSTOMERS AND BACKLOG

     The manufacturing customer base includes every transportation company that utilizes double-stack or conventional railcars as well as financial institutions that provide equipment to the transportation industry. A portion of the customer base includes TTX Company, BNSF, Union Pacific, Canadian National Railway Company, First Union Rail, NorRail, Inc., General Electric Railcar Services, and Norfolk Southern Railway Company.

The following table lists the Company's backlog in units and dollars for new railcars at the dates shown:

                                                   August 31,
                                           -------------------------
                                           1998      1997       1996
                                           ----      ----       ----
      New railcar backlog(1)                6,200     2,600       2,200
      Estimated value (in thousands)     $375,000  $133,000    $123,000

__________

(1)  Each platform of an articulated car is treated as a separate car.

     The backlog is based on customer purchase or lease orders that the Company believes are firm. Customer orders, however, are subject to cancellation and other customary industry terms and conditions. Historically, little variation has been experienced between the number of railcars ordered and the number of railcars actually sold. The backlog is not necessarily indicative of future results of operations. Payment for railcars manufactured is typically received when the cars are completed and accepted by a third-party customer.

     Leasing customers include Class I Railroads, regional and short line railroads, other leasing companies, shippers and carriers such as Union Pacific, BNSF, Railtex, Oregon Steel Mills, and First Union Rail.

     In 1998, sales to the two largest customers, TTX Company and BNSF, accounted for 25 percent and 16 percent of total revenues. No other customers accounted for more than 10 percent of total revenues.

                                    COMPETITION

     Greenbrier is affected by a variety of competitors in each of its principal business activities. There are currently seven major railcar manufacturers competing in North America. Two of these producers build railcars principally for their own fleets and five producers - Trinity Industries, Inc., Thrall Car Manufacturing Co., Johnstown America Corp., National Steel Car, Ltd. and the Company - compete principally in the general railcar market. Some of these producers have substantially greater resources than the Company. Greenbrier competes on the basis of type of product, reputation for quality, price, reliability of delivery and customer service and support.

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

ALAN JAMES, 68, is Chairman of the Board of Directors of Greenbrier, a position he has held since May 1994. Mr. James was President of Greenbrier from 1974 to 1994.

WILLIAM A. FURMAN, 54, is President, Chief Executive Officer and a director of Greenbrier, positions he has held since May 1994. Mr. Furman is also Chief Executive Officer of Gunderson, Inc. and Managing Director of TrentonWorks, Limited. Mr. Furman was Vice President of Greenbrier from 1974 to 1994. Mr. Furman serves as a director of Schnitzer Steel Industries, Inc., a steel recycling and manufacturing company.

ROBIN D. BISSON, 44, has been Senior Vice President Marketing and Sales since January 1996 and President of Greenbrier Railcar, Inc., a subsidiary that engages in railcar leasing, since 1991. Mr. Bisson was Vice President of Greenbrier Railcar, Inc. from 1987 to 1991 and has been Vice President of Greenbrier Leasing Corporation, a subsidiary that engages in railcar leasing, since 1987.

LARRY G. BRADY, 59, is Senior Vice President and Chief Financial Officer of the Company. Prior to becoming Senior Vice President in January 1998 he was Vice President and Chief Financial Officer since May 1994. Mr. Brady has been Senior Vice President of Greenbrier Leasing Corporation since he joined Greenbrier in 1991. From 1974 to 1990, he was a partner with Touche Ross & Co. (which subsequently became Deloitte & Touche LLP).

A. DANIEL O'NEAL, 62, has been Chairman of Autostack Corporation, a subsidiary that engages in vehicle transportation, since 1992; a director of Gunderson, Inc. since 1985 and serves as a director of the Company. From 1973 until 1980, Mr. O'Neal served as a commissioner of the Interstate Commerce Commission, and from 1977 until 1980 served as its Chairman. From 1989 until 1996 he was chief executive officer and owner of a freight transportation services company. He is currently Chairman of Powertech Toolworks, Inc., a computer services and training company.

MARK J. RITTENBAUM, 41, is Vice President and Treasurer of the Company, a position he has held since May 1994. Mr. Rittenbaum is also Vice President of Greenbrier Leasing Corporation and Greenbrier Railcar, Inc., positions he has held since 1993 and 1994.

TIMOTHY A. STUCKEY, 48, has been President of Autostack Corporation since 1992, prior to which he served as Executive Vice President of Autostack since 1990, and Assistant Vice President of Greenbrier Leasing Corporation since 1987.

NORRISS M. WEBB, 59, is Executive Vice President and General Counsel of the Company, a position he has held since May 1994. He is also Vice President, Secretary and a director of Gunderson, Inc. Mr. Webb was Vice President of the Company from 1981 to 1994.

L. CLARK WOOD, 56, has been President of Manufacturing Operations since April 1998, President of Gunderson, Inc. since 1990 and Chief Executive Officer of TrentonWorks Limited since June 1995. Mr. Wood was Vice President and Director of Railcar Sales at Trinity Industries, Inc., a railroad freight car manufacturer from 1985 to 1990.

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

                                     EMPLOYEES

As of August 31, 1998, Greenbrier had 2,865 full-time employees, consisting of 2,743 employees engaged in railcar and marine manufacturing, and railcar services, and 122 employees engaged in leasing and services activities. A total of 1,017 employees at the manufacturing facility in Trenton, Nova Scotia, Canada are covered by collective bargaining agreements which expire in 2000. A stock incentive plan and a stock purchase plan are available for all employees. A discretionary bonus program is maintained for salaried and most hourly employees not covered by collective bargaining agreements. Greenbrier believes that its relations with its employees are generally good.

ITEM 2.   PROPERTIES

     The Company operates at the following facilities as of August 31, 1998:


--------------------------------------------------------------------------------------------------------------------------------
        DESCRIPTION                            SIZE                              LOCATION                       STATUS
--------------------------------------------------------------------------------------------------------------------------------

Railcar and marine           75 acres including 774,000 sq. ft. of     Portland, Oregon             Owned
manufacturing facility       covered manufacturing space and a 750-
                             foot side-launch ways for launching
                             ocean-going vessels
--------------------------------------------------------------------------------------------------------------------------------
Railcar manufacturing and    100 acres with 414,000 sq. ft. of         Trenton, Nova Scotia         Owned
forge facility               manufacturing space as well as a forge
                             shop
--------------------------------------------------------------------------------------------------------------------------------
Railcar repair facility      70 acres                                  Cleburne, Texas              Leased through 2002 with an
                                                                                                    option to purchase
--------------------------------------------------------------------------------------------------------------------------------
Railcar repair facility      40 acres                                  Finley, Washington           Leased through 2015 with an
                                                                                                    option to purchase
--------------------------------------------------------------------------------------------------------------------------------
Railcar repair facility      5.4 acres                                 Springfield, Oregon          Leased through 2004
Wheel shop                   4.6 acres                                 Tacoma, Washington           Leased through 2003 with
                                                                                                    extensions through 2071
--------------------------------------------------------------------------------------------------------------------------------
Wheel shop                   20,000 sq. ft.                            Pine Bluff, Arkansas         Leased through 1999
--------------------------------------------------------------------------------------------------------------------------------
Executive offices,           23,000 sq. ft.                            Lake Oswego, Oregon          Leased through 2001
including railcar marketing
and leasing activities
--------------------------------------------------------------------------------------------------------------------------------

     Marketing and administrative offices are also leased in various locations throughout the U.S. and Europe. Greenbrier believes that its facilities are in good condition and that the facilities, together with anticipated capital improvements and additions, are adequate to meet its operating needs for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

     Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. Litigation has been initiated by former shareholders of Interamerican Logistics Inc. ("Interamerican"), which was acquired in the fall of 1996. The plaintiffs allege that Greenbrier violated the agreements pursuant to which it acquired ownership of Interamerican and seek damages aggregating $4 million Canadian. Management contends the claim to be without merit and intends to vigorously defend its position. Management believes that any ultimate liability resulting from litigation will not materially affect the financial position, results of operations or cash flows of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Reference is made to the information set forth in the section entitled "Common Stock" on page 40 of the 1998 Annual Report to Stockholders, which section is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     Reference is made to the information set forth in the section entitled "Selected Financial Information" on page 18 of the Company's 1998 Annual Report to Stockholders, which section is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the information set forth in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 19 to 23 of the 1998 Annual Report to Stockholders, which section is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Greenbrier has assessed its exposure to market risk for its variable rate debt and foreign currency exposures and believes that exposures to such risks are not material.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and report of independent auditors set forth in the 1998 Annual Report to Stockholders are incorporated herein by reference: Consolidated Balance Sheets as of August 31, 1998 and 1997, and the Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity and Consolidated Statements of Cash Flows for each of the years ended August 31, 1998, 1997 and 1996, on pages 25 to 28, the Notes to Consolidated Financial Statements on pages 29 to 37, the report of independent auditors thereon on page 24 and the section entitled Quarterly Results of Operations-Unaudited on page 38.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     There is hereby incorporated by reference the information under the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's year ended August 31, 1998, and the information under the caption "Executive Officers of the Company" in Part I, Item 1, "Business," of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     There is hereby incorporated by reference the information under the caption "Executive Compensation" in Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's year ended August 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated by reference the information under the captions "Voting" and "Stockholdings of Certain Beneficial Owners and Management" in Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's year ended August 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference the information under the caption "Certain Relationships and Related Party Transactions" in Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's year ended August 31, 1998.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The Consolidated Financial Statements, together with the report thereon of Deloitte & Touche LLP, dated October 23, 1998, appearing on pages 24 to 37 of the 1998 Annual Report to Stockholders are incorporated by reference into this Annual Report on Form 10-K. With the exception of the aforementioned information and that which is specifically incorporated in Parts I and II, the 1998 Annual Report to Stockholders is not to be deemed filed as part of this Annual Report on Form 10-K.

                                                                   Annual Report
                                                                      Page No.
                                                                   ------------

(a)  (1)  Financial Statements of the Company - Index                      17
          Independent Auditors' Report                                     24
          Consolidated Balance Sheets as of August 31, 1998 and 1997       25
          Consolidated Statements of Operations for each of the years
            ended August 31, 1998, 1997 and 1996                           26
          Consolidated Statements of Stockholders' Equity for each of
            the years ended August 31, 1998, 1997 and 1996                 27
          Consolidated Statements of Cash Flows for each of the
            years ended August 31, 1998, 1997 and 1996                     28
          Notes to Consolidated Financial Statements                       29


                                                                    This Filing
                                                                      Page No.
                                                                    -----------

     (2) The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements in the 1998 Annual Report to Stockholders. All other schedules have been omitted because they are inapplicable, not required or because the information is given in the Consolidated Financial Statements or related Notes to Consolidated Financial Statements.

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

        10.1.* Employment Agreement dated as of July 1, 1994, between
               Alan James and Registrant is incorporated herein by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1994.

        10.2.* Employment Agreement dated as of July 1, 1994, between
               William A. Furman and Registrant is incorporated herein by reference to Exhibit 10.3 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1994.

         10.3* Employment Agreement dated June 1, 1996 between Greenbrier
               Logistics, Inc. and A. Daniel O'Neal Jr. is incorporated herein by reference to Exhibit 10.33 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996.

        10.4.* Form of Registrant's Split-Dollar Agreement is incorporated herein by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the year ended August 31, 1995.

        10.5* Greenbrier Leasing Corporations Manager Owned Target Benefit Plan dated as of January 1, 1996 is incorporated herein by reference to Exhibit 10.35 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997.

       10.6.* James-Furman Supplemental 1994 Stock Option Plan is incorporated herein by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended August 31, 1994.

        10.7.  Form of Registrant's 1994 Stock Incentive Plan, dated
               July 1, 1994 is incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

        10.8. Amendment No. 1 to the 1994 Stock Incentive Plan, dated July 14, 1998.

        10.9. Form of Agreement concerning Indemnification and Related Matters (Directors) between Registrant and its directors is incorporated herein by reference to Exhibit 10.18 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

        10.10. Form of Option with Right of First Refusal and Agreement of Purchase and Sale among William A. Furman, Alan James and Registrant is incorporated herein by reference to Exhibit 10.13 to Registrant's Registration Statement No. 33-78852, dated
               July 11, 1994.

        10.11. Railcar Management Agreement between Greenbrier Leasing Corporation and James-Furman & Company, dated as of December 31, 1989 is incorporated herein by reference to Exhibit 10.9 to Registrant's Registration Statement No. 33-78852, dated
               July 11, 1994.

        10.12. Form of Amendment No. 1 to Railcar Management Agreement between Greenbrier Leasing Corporation and James-Furman & Company dated as of July 1, 1994 is incorporated herein by reference to Exhibit
               10.11 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

        10.13. Railcar Maintenance Agreement between Greenbrier Leasing Corporation and James-Furman & Company, dated as of December 31, 1989 is incorporated herein by reference to Exhibit 10.10 to Registrant's Registration Statement No. 33-78852, dated
               July 11, 1994.

        10.14. Form of Amendment No. 1 to Railcar Maintenance Agreement between Greenbrier Leasing Corporation and James-Furman & Company dated as of July 1, 1994 is incorporated herein by reference to Exhibit
               10.12 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

        10.15. Lease of Land and Improvements dated as of July 23, 1992 between the Atchison, Topeka and Santa Fe Railway Company and Gunderson Southwest, Inc. is incorporated herein by reference to Exhibit
               10.4 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

        10.16. First amendment dated September 26, 1994 to the Lease of Land and Improvements dated as of July 23, 1992 between The Atchison, Topeka and Santa Fe Railway Company and Gunderson Southwest, Inc. is incorporated herein by reference to Exhibit 10.24 to Registrant's Quarterly Report on form 10-Q for the quarter ended November 30, 1994.

        10.17. Re-marketing Agreement dated as of November 19, 1987 among Southern Pacific Transportation Company, St. Louis Southwestern Railway Company, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. is incorporated herein by reference to Exhibit 10.5 to Registrant's Registration Statement No. 33-78852, dated
               July 11, 1994.

        10.18. Amendment to Re-marketing Agreement among Southern Pacific Transportation Company, St. Louis Southwestern Railway Company, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. dated as of November 15, 1988 is incorporated herein by reference to
               Exhibit 10.6 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

        10.19. Amendment No. 2 to Re-marketing Agreement among Southern Pacific Transportation Company, St. Louis Southwestern Railway Company, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. is incorporated herein by reference to Exhibit 10.7 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

        10.20. Amendment No. 3 to Re-marketing Agreement dated November 19, 1987 among Southern Pacific Transportation Company, St. Louis Southwestern Railway Company, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. dated as of March 5, 1991 is incorporated herein by reference to Exhibit 10.8 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

        10.21 Credit Agreement dated as of September 1, 1997 among Greenbrier Leasing Corporation, Greenbrier Capital Corporation, Greenbrier Partners Inc., Greenbrier Railcar, Inc., Autostack Corporation, Greenbrier Transportation Limited Partnership, Autostack General Partner, Inc. and Greenbrier Rental Services, Inc. with Bank of America National Trust and Savings Association and Union Bank of California, N.A. is incorporated herein by reference to
               Exhibit 10.34 to Registrant's Annual Report on Form 10-K for the year ended August 31, 1997.

       10.22. Note Agreement dated as of May 31, 1994 among Greenbrier Leasing Corporation, Greenbrier Railcar, Inc. and The Prudential Insurance Company of America is incorporated herein by reference to Exhibit 10.22 to Registrant's Registration Statement
               No. 33-78852, dated July 11, 1994.

        10.23. Loan Agreement dated as of March 9, 1995 between 2361025 Nova Scotia Limited and Canadian Imperial Bank of Commerce is incorporated herein by reference to Exhibit 10.27 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

        13.    1998 Annual Report

        21.1   List of the subsidiaries of the Registrant

        23.    Consent of Deloitte & Touche LLP, independent auditor

        27.    Financial Data Schedule
_____________

*    Management contract or compensatory plan or arrangement

     (b)  Reports on Form 8-K

     None

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
The Greenbrier Companies, Inc.

We have audited the financial statements of The Greenbrier Companies, Inc. and Subsidiaries as of August 31, 1998 and 1997, and for each of the three years in the period ended August 31, 1998, and have issued our report thereon dated October 23, 1998; such financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of The Greenbrier Companies, Inc. and Subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP


Portland, Oregon
October 23, 1998

                                     SCHEDULE I

                          THE GREENBRIER COMPANIES, INC.
                          CONDENSED FINANCIAL INFORMATION
                                   OF REGISTRANT
                                   (In thousands)


BALANCE SHEETS
                                                               August 31,
                                                        ----------------------
                                                        1998             1997
                                                        ----             ----

                                       ASSETS

Cash and cash equivalents                          $     169        $      21
Accounts receivable                                    2,623               48
Due from affiliates                                   13,972           11,832
Investment in subsidiaries                           119,246           95,370
Prepaid expenses and other                             2,764            1,582
                                                   ---------        ---------
                                                   $ 138,774        $ 108,853
                                                   ---------        ---------
                                                   ---------        ---------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities           $   3,259        $   1,115
Due to affiliates                                     12,457            3,077
Deferred income taxes                                  2,216              589
Stockholders' equity                                 120,842          104,072
                                                   ---------        ---------
                                                   $ 138,774        $ 108,853
                                                   ---------        ---------
                                                   ---------        ---------


STATEMENTS OF OPERATIONS
                                                    Year ended August 31,
                                                -----------------------------
                                                1998         1997        1996
                                             --------    --------    --------
Interest and other income                    $   612     $  1,044    $  2,624

Expenses
  Selling and administrative                   8,859        4,571       5,325
  Interest                                       326           26          37
                                             -------     --------    --------
                                               9,185        4,597       5,362
                                             -------     --------    --------

Loss before income tax benefit and equity
  in earnings of subsidiaries                 (8,573)      (3,553)     (2,738)
Income tax benefit                             3,601        1,496       1,153
                                             -------     --------    --------
Loss before equity in earnings (loss)
  of subsidiaries                             (4,972)      (2,057)     (1,585)
Equity in earnings (loss) of subsidiaries     25,304       (2,114)     19,860
                                             -------     --------    --------
Net earnings (loss)                          $20,332     $ (4,171)   $ 18,275
                                             -------     --------    --------
                                             -------     --------    --------

                          THE GREENBRIER COMPANIES, INC.
                          CONDENSED FINANCIAL INFORMATION
                                   OF REGISTRANT
                                   (In thousands)



STATEMENTS OF CASH FLOWS

                                                   Year ended August 31,
                                                -----------------------------
                                                1998         1997        1996
                                             -------     --------     -------
Cash flows from operating activities:
  Net earnings (loss)                        $20,332     $ (4,171)    $18,275
  Adjustments to reconcile net earnings to
      net cash provided by (used in)
      operating activities:
    Deferred income taxes                      1,627          978        (679)
    Equity in earnings of subsidiary         (25,304)      (8,564)    (19,860)
    Other                                         54           56         185
  Decrease (increase) in assets:
    Accounts and notes receivable             (2,575)          10         (22)
    Due from affiliates                       (2,140)      14,827      10,613
   Prepaid expenses and other                 (1,182)        (644)        309
  Increase (decrease) in liabilities:
   Accounts payable and accrued liabilities    2,144       (1,740)      1,480
   Due to affiliates                           9,380        2,477          53
                                             -------      -------     -------
  Net cash provided by operating activities    2,336        3,229      10,354

Cash flows from investing activities:
  Investment in subsidiary                       -            -        (7,472)
                                             -------      -------     -------
  Net cash used in investing activities          -            -        (7,472)

Cash flows for financing activities:
  Dividends                                   (3,409)      (3,399)     (3,399)
  Proceeds from stock options                  1,221          -           -
  Proceeds from subsidiary redemption
      of preferred stock                         -             68         111
                                             -------      -------     -------
  Net cash used in financing activities       (2,188)      (3,331)     (3,288)

Increase (decrease) in cash                      148         (102)       (406)

Cash and cash equivalents:
  Beginning of year                               21          123         529
                                             -------      -------     -------
  End of year                                $   169      $    21     $   123
                                             -------      -------     -------
                                             -------      -------     -------

Supplemental disclosures of cash
   flow information:
   Cash paid during the year for interest    $   326      $    26     $    37

                                      16

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE GREENBRIER COMPANIES, INC.


Dated:    November 23, 1998             By: /s/ William A. Furman
                                            ---------------------------------
                                        William A. Furman
                                        President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                            Date
---------                                            ----

  /s/ Alan James                               November 23, 1998
---------------------------------
Alan James, Chairman of the Board


  /s/ William A. Furman                        November 23, 1998
---------------------------------
William A. Furman, President and
Chief Executive Officer, Director


  /s/ Victor G. Atiyeh                         November 23, 1998
---------------------------------
Victor G. Atiyeh, Director


  /s/ Peter K. Nevitt                          November 23, 1998
---------------------------------
Peter K. Nevitt, Director


  /s/ A. Daniel O'Neal                         November 23, 1998
---------------------------------
A. Daniel O'Neal, Director


  /s/ C. Bruce Ward                            November 23, 1998
---------------------------------
C. Bruce Ward, Director


  /s/ Benjamin R. Whiteley                     November 23, 1998
---------------------------------
Benjamin R. Whiteley, Director


  /s/ Larry G. Brady                           November 23, 1998
---------------------------------
Larry G. Brady, Sr. Vice President and
Chief Financial Officer (Principal
Financial and Accounting Officer)