Form 10-Q
period 1998-11-30
GREENBRIER COMPANIES INC
filed 1999-01-14
CIK 923120

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549



                             Form 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         for the quarterly period ended November 30, 1998

                                or

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

   The number of shares of the registrant's common stock, $0.001 par value per share, outstanding on December 31, 1998 was 14,254,132 shares.

                                    THE GREENBRIER COMPANIES, INC.

                  PART I.  FINANCIAL INFORMATION

Item 1.                             Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)
                                           November 30, August 31,
                                                1998        1998
                                            ----------  ----------


Assets
 Cash and cash equivalents                  $   35,730  $   41,912
 Restricted cash and investments                16,378      15,997
 Accounts and notes receivable                  49,622      47,537
 Inventories                                    95,280      79,849
 Investment in direct finance leases           156,811     160,940
 Equipment on operating leases                  83,161      95,569
 Property, plant and equipment                  54,054      49,452
 Prepaid expenses and other                     22,246      14,233
                                            ----------  ----------

                                            $  513,282  $  505,489
                                            ==========  ==========


Liabilities and Stockholders' Equity
 Accounts payable and accrued liabilities   $  142,624  $  132,121
 Deferred participation                         46,762      45,243
 Deferred income taxes                           9,295      11,164
 Notes payable                                 142,090     147,876

 Subordinated debt                              37,932      37,932

 Minority interest                              10,990       9,783
 Commitments and contingencies (Note 4)
 Stockholders' equity
  Preferred stock - $0.001 par value, 25,000 shares
   authorized, none outstanding                     -           -
  Common stock - $0.001 par value, 50,000 shares
   authorized, 14,254 and 14,253 outstanding at
   November 30, 1998 and August 31, 1998            14          14
  Additional paid-in capital                    50,550      50,416
  Retained earnings                             73,623      71,612
  Other comprehensive income                      (598)       (672)
                                            ----------  ----------

                                               123,589     121,370
                                            ----------  ----------

                                            $  513,282  $  505,489
                                            ==========  ==========

The accompanying notes are an integral part of these statements.

                                    THE GREENBRIER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

                                            Three Months Ended
                                               November 30,
                                          ----------------------
                                            1998         1997
                                          ---------    ---------
Revenue
 Manufacturing                            $ 100,074    $ 114,626
 Leasing and services                        20,012       23,584
                                          ---------    ---------
                                            120,086      138,210

Cost of revenue
 Manufacturing                               90,393      106,759
 Leasing and services                         8,198        9,762
                                          ---------    ---------
                                             98,591      116,521

Margin                                       21,495       21,689

Other costs
 Selling and administrative expense           9,500        8,221
 Interest expense                             4,691        6,126
                                          ---------    ---------
                                             14,191       14,347

Earnings before income tax expense,
   minority interest and equity in
   net loss of unconsolidated subsidiary      7,304        7,342

Income tax expense                           (3,555)      (3,032)
                                          ---------    ---------

Earnings before minority interest
   and equity in net loss of
   unconsolidated subsidiary                  3,749        4,310

Minority interest                              (657)        (234)

Equity in net loss of
   unconsolidated subsidiary                   (226)          -
                                          ---------    ---------

Net earnings                              $   2,866    $   4,076
                                          =========    =========
Basic earnings per share                  $    0.20    $    0.29
                                          =========    =========
Diluted earnings per share                $    0.20    $    0.29
                                          =========    =========

Weighted average shares outstanding:
 Basic                                       14,254       14,163
 Diluted                                     14,323       14,292

The accompanying notes are an integral part of these statements.

                                    THE GREENBRIER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)
                                                Three Months Ended
                                                 November 30,
                                            ----------------------
                                              1998         1997
                                            ---------    ---------
Cash flows from operating activities
 Net earnings                               $   2,866    $   4,076
 Adjustments to reconcile net earnings
   to net cash  provided by (used in)
   operating activities:
  Deferred income taxes                        (1,927)      (7,785)
  Deferred participation                        1,519        1,532
  Depreciation and amortization                 3,849        5,226
  Gain on sales of equipment                   (2,624)        (906)
  Other                                           441          190
 Decrease (increase) in assets:
  Accounts and notes receivable                (4,263)      (5,402)
  Inventories                                 (17,707)      18,928
  Prepaid expenses and other                     (163)       2,718
 Increase in liabilities:
   Accounts payable and accrued liabilities     6,446       13,152
                                            ---------    ---------
 Net cash provided by (used in)
   operating activities                       (11,563)      31,729
                                            ---------    ---------
Cash flows from investing activities
  Acquisition of subsidiaries, net
   of cash acquired                            (3,553)        -
  Principal payments received under
   direct finance leases                        4,118        3,766
  Proceeds from sales of equipment             21,111       92,549
  Purchase of property and equipment           (6,695)      (7,325)
  Investment in restricted cash
  and investments                                (381)     (12,277)
                                            ---------    ---------
  Net cash provided by investing activities    14,600       76,713
                                            ---------    ---------

Cash flows from financing activities
  Repayments of borrowings                     (8,483)     (66,929)
  Dividends                                      (855)        (850)
  Proceeds from exercise of stock options         119           -
                                            ---------    ---------
 Net cash used in financing activities         (9,219)     (67,779)
                                            ---------    ---------

Increase (decrease) in cash
   and cash equivalents                        (6,182)      40,663
Cash and cash equivalents:
 Beginning of period                           41,912       14,384
                                            ---------    ---------
 End of period                              $  35,730    $  55,047
                                            =========    =========

Supplemental disclosures of cash flow information
 Cash paid during the period for:
  Interest                                  $   3,079    $   4,346
  Income taxes                                    118           15


The accompanying notes are an integral part of these statements.

                                    THE GREENBRIER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, unaudited)


Note 1 - INTERIM FINANCIAL STATEMENTS

   The consolidated financial statements of The Greenbrier Companies, Inc. and Subsidiaries ("Greenbrier" or the "company") as of November 30, 1998 and for the three months ended November 30, 1998 and 1997 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three months ended November 30, 1998 are not necessarily indicative of the results to be expected for the entire year ending August 31, 1999. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the 1999 presentation.

  Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements contained in Greenbrier's 1998 Annual Report incorporated by reference into the company's 1998 Annual Report on Form 10-K.

Note 2 - INVENTORIES
                                            November 30, August 31,
                                                1998        1998
                                            -----------  ----------
Manufacturing:
 Supplies and raw materials                 $    11,966  $    8,750
 Work-in-process                                 50,815      62,267
 Assets held for sale                            30,813       2,622
Leasing equipment held for
  refurbishment or sale                           1,686       6,210
                                            -----------  ----------
                                            $    95,280  $   79,849
                                            ===========  ==========

Note 3 - COMPREHENSIVE INCOME

  As of September 1, 1998, Greenbrier adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to shareholders' equity, bypassing net income. The only such item currently applicable to Greenbrier is foreign currency translation adjustments. Comprehensive income (net of income taxes) was $2,940 and $3,902 for the quarters ended November 30, 1998 and 1997. The adoption of SFAS No. 130 had no effect on the company's results of operations or financial position.

Note 4 - COMMITMENTS AND CONTINGENCIES

  Purchase commitments of approximately $18,000 for leasing and services operating equipment were outstanding as of November 30, 1998.

  Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. Litigation has been initiated by former shareholders of Interamerican Logistics Inc. ("Interamerican"), which was acquired in the fall of 1996. The plaintiffs allege that Greenbrier violated the agreements pursuant to which it acquired ownership of Interamerican and seek damages aggregating $4,000 Canadian. Management contends the claim to be without merit and intends to vigorously defend its position. Management believes that any ultimate liability resulting from litigation will not materially affect the financial position, results of operations or cash flows of the company.

                                    THE GREENBRIER COMPANIES, INC.

Note 5 - ACQUISITIONS

  In September 1998, Greenbrier acquired a 60% interest in a railcar manufacturer, WagonySwidnica, located in Swidnica, Poland. Polish investors will retain the remaining ownership interest.
This acquisition establishes a European manufacturing base and provides access to the European markets, particularly the market in Poland. The acquisition has been accounted for using the purchase method and goodwill arising out of the transaction is included in other assets and is being amortized on a straight-line basis over 12 years. Assets acquired consisted primarily of plant and equipment of $7,000 and inventory of $2,000. WagonySwidnica's functional currency is the Polish Zloty, which is translated to U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the reporting period. Translation adjustments are accumulated as a separate component of stockholders' equity. Results of operations of WagonySwidnica have been included in the accompanying financial statements from the date of the acquisition. Disclosure of the acquisition on a pro forma basis as if it had taken place at the beginning of the period is not required as it is not material to the consolidated financial position or results of operations for the three months ended November 30, 1998 and 1997.

  Also in September 1998, Greenbrier entered into a joint venture, Greenbrier-Concarril, with Bombardier Transportation to build railroad freight cars at their existing manufacturing facility in Sahagun, Mexico, which expands Greenbrier's North American capacity, enhances geographic coverage and provides improved access to the Mexican marketplace. Each party will maintain a 50% interest in the joint venture. Operations commenced in the first quarter of fiscal 1999. Greenbrier's investment is being accounted for using the equity method. Accordingly Greenbrier's share of earnings or losses is included in consolidated net income as equity in net loss of unconsolidated subsidiary.

  The initial investments, required capital expenditures and working capital needs for both of these operations were funded by existing cash balances.

                                    THE GREENBRIER COMPANIES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Greenbrier operates in two primary business segments: manufacturing and leasing and services. The two business segments are operationally integrated. The manufacturing segment produces double-stack intermodal railcars, conventional railcars, marine vessels and forged steel products and performs railcar refurbishment and maintenance activities, a portion of which is for the leasing operation. The leasing and services segment owns or manages a fleet of approximately 35,000 railcars for railroads, institutional investors and other leasing companies.

  Railcars are generally manufactured under firm orders from third parties, and revenue is recognized when the cars are completed and accepted by the customer. From time to time Greenbrier commits to manufacture railcars prior to receipt of firm orders to maintain continuity of manufacturing operations and some production in a given period may be delivered in subsequent periods. Greenbrier may also build railcars for its own lease fleet. Revenues do not include sales of new railcars to, or refurbishment services performed for, the leasing operation since intercompany transactions are eliminated in preparing the consolidated financial statements. The margin generated from such sales or refurbishment activity is realized by the leasing segment over the related life of the asset or upon sale of the equipment.

  During the first quarter of 1999, Greenbrier invested in railcar manufacturing facilities in Poland and Mexico. The investments were funded through existing cash balances.

 The Polish facility, in which Greenbrier acquired a 60% interest, produces freight cars for the European market. Results of operations have been included in the accompanying financial statements since the date of acquisition. European operating results which includes the Polish facility and related sales and marketing costs, amounted to a loss of approximately $800,000 for the period ended November 30, 1998.

  Operations commenced at the facility in Mexico during the first quarter of 1999 with the production of mill gondola cars. Greenbrier's investment in this facility is being accounted for under the equity method and accordingly, the results of operations are included in the Statement of Operations as equity in losses of unconsolidated subsidiary.


Three Months Ended November 30, 1998 Compared to Three Months Ended November 30, 1997

Manufacturing

  Manufacturing revenue for the three-month period ended November 30, 1998 was $100 million compared to $115 million in the corresponding prior period, a decrease of $15 million, or 13%. Revenue resulted primarily from new railcar deliveries which were 1,600 in the current period compared to 1,900 in the prior comparable period. Approximately 400 railcars were produced and placed on lease in the current period for delivery or sale in the second and third quarters. Prior period deliveries included approximately 400 railcars that were produced in an earlier period.

  The gross margin of 9.7% for the three months ended November 30, 1998 compares favorably to the prior period gross margin of 6.9% as a result of the efficiencies of longer production runs and a strong market demand for railcars.

  The manufacturing backlog of railcars for sale and lease for all facilities as of November 30, 1998 was approximately 7,700 railcars with an estimated value of $450 million compared to 6,200 railcars valued at $375 million as of August 31, 1998.

Leasing and services

 Leasing and services revenue decreased $4 million, or 17%, to $20 million for the quarter ended November 30, 1998 compared to $24 million for the quarter ended November 30, 1997. The decrease is primarily a result of the sale of the trailer and container leasing operation in October 1997 which contributed $4 million to revenue in the prior year.

  Pre-tax earnings realized on the disposition of leased equipment during the quarter amounted to $2.5 million compared to $657,000 for the corresponding prior period.

 Leasing and services operating margin was 59% for the three-month period ended November 30, 1998, consistent with the prior period.

                                    THE GREENBRIER COMPANIES, INC.

Other costs

  Selling and administrative expense increased $1.3 million, or 16%, to $9.5 million for the three months ended November 30, 1998 compared to $8.2 million for the comparable prior period. This increase is primarily due to international business development, sales and marketing.

  Interest expense for the three-month period ended November 30, 1998 amounted to $5 million compared to $6 million in the corresponding prior period. Reduced borrowings due to increased liquidity as well as normal paydowns of term debt resulted in lower interest expense.

   The increase in minority interest results from improved contribution of the Canadian manufacturing operation offset by the loss from the Polish manufacturing operation. The remaining minority investors' ownership interests in leasing and services operations were acquired in February 1998.

  The income tax provision represents an effective tax rate of 42% on U.S. operations and varying effective tax rates on foreign operations resulting in a consolidated effective tax rate of 48.7% in the current period compared to 41.3% in the prior period. No tax benefit was accrued for losses of European operations.


Liquidity and Capital Resources

  Cash used by operations totaled $12 million for the three-month period ended November 30, 1998. Overall liquidity has remained substantially unchanged. During the quarter ended November 30, 1998 assets held for sale, included in inventory, increased $28 million principally due to railcars produced and placed on lease during the quarter that will be sold in the second and third quarters. Also during the quarter, $14 million of equipment on operating lease was sold in the normal course of business.

  Credit facilities aggregated $119 million as of November 30, 1998. A $60 million revolving line of credit is available through May 2000 to provide working capital and interim financing of equipment for the leasing and services operations. A $40 million operating line of credit to be used for working capital is available through February 2001 for U.S. manufacturing operations. Advances under both the revolving and operating lines of credit bear interest at rates which vary depending on the type of borrowing and certain defined ratios. A $16 million (at the November 30, 1998 exchange rate) operating line of credit, bearing interest primarily at Canadian prime plus .75%, is available through March 1999 for working capital and certain capital expenditures for Canadian operations. An additional $3 million five-year term loan facility is available for Canadian capital expenditures. There were no borrowings outstanding under any of the operating lines or the term facility as of November 30, 1998. Borrowings under these lines are based upon defined levels of receivables, inventory and leased equipment.

  Capital expenditures totaled $7 million for each of the three month periods ended November 30, 1998 and 1997. Of these capital expenditures, approximately $5 million in each period was attributable to leasing and services operations. Leasing and services capital expenditures for the remainder of 1999 are expected to be approximately $54 million. Greenbrier regularly sells assets from its lease fleet, some of which may have been purchased within the current year and included in capital expenditures.

  Approximately $2 million of the capital expenditures for each of the three month periods ended November 30, 1998 and 1997 were attributable to manufacturing operations. Manufacturing capital expenditures for the remainder of 1999 are expected to be approximately $21 million and will include plant improvements and equipment acquisitions to further increase capacity and enhance efficiency.

  Foreign operations give rise to market risks from changes in foreign currency exchange rates. Forward exchange contracts are utilized to hedge a portion of the risk of foreign currency fluctuations related to a Canadian subsidiary. As of November 30, 1998, forward exchange contracts outstanding for the purchase of Canadian dollars were $55 million, maturing at various dates through June 1999. Realized and unrealized gains and losses from such off-balance sheet contracts are deferred and recognized in income concurrent with the hedged transaction. Exposure from other foreign operations did not give rise to material risks at November 30, 1998.

                                    THE GREENBRIER COMPANIES, INC.

  Dividends of $.06 per share have been paid quarterly since 1995. A quarterly dividend of $.06 per share was declared in January 1999, to be paid in February.

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

Year 2000 Readiness Disclosure

  The "Year 2000" issue refers to computer programs which use two rather than four digits to define a given year and which therefore might read a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations in programs that have date-sensitive software. A variety of computer systems, applications and automated equipment are utilized in daily operations and may be affected by the Year 2000 issue.

  Greenbrier developed a Year 2000 readiness plan which assessed the impact of the Year 2000 issue on both information systems and embedded manufacturing control technology. An audit of the Year 2000 readiness plan was performed by an outside consultant. Greenbrier is developing and implementing a remediation plan for mission-critical systems. These systems include manufacturing equipment and internal computer systems supporting the manufacturing and railcar leasing and services operations. Greenbrier is working with equipment manufacturers to obtain Year 2000 certification. Those not found compliant will be corrected or replaced by August 1999. Systems and embedded technology not already Year 2000 compliant are expected to be corrected by August 1999. As part of ongoing equipment replacement programs, non-compliant computers will be replaced in advance of any key Year 2000 processing dates and non-compliant software will be corrected or replaced.

  Some critical business systems rely on data supplied by third-parties. Greenbrier is making efforts to determine the Year 2000 preparedness of these outside entities, but it could be adversely impacted if its suppliers and vendors do not make necessary changes to their own systems and products successfully or in a timely manner. Greenbrier also supplies data in electronic format to various customers and suppliers.

  Greenbrier has key relationships with a number of vendors and suppliers, including banks and other providers of goods and services. The company has requested vendors to supply Year 2000 compliance documentation, but it has not yet been determined whether all of the vendors and suppliers are Year 2000 compliant. Reliance on single vendor source suppliers, however, is minimal, and the company seeks to limit sole source supply relationships. The company could be adversely impacted if its suppliers and vendors do not make necessary changes to their own systems and products successfully or timely.

  Costs to be incurred in responding to Year 2000 computer system deficiencies, together with the cost of any required modifications to the company's systems, beyond ongoing hardware replacements and software upgrades performed in the normal course of business, cannot be accurately estimated at this time. Monies spent to date in assessing and remediating Year 2000 issues have been approximately $600. Internal costs incurred in responding to the Year 2000 issue are not separately tracked. Such costs are principally payroll related costs.

  Contingency plans are being developed for continued operations without, or with reduced functionality, mission-critical systems and suppliers. These plans are expected to be complete by August 1999. Activation of these plans may result in reduced capabilities, restricted access to data, slower business processes and delayed product delivery.

  If  the  remaining elements of Greenbrier's plan to address  the
Year 2000 issue are not implemented successfully or timely, the contingency plan, which has yet to be developed, may need to be implemented, and at a minimum more time will be devoted to the process and additional costs may be incurred. In addition, significant disruption to operations, including slowing the manufacturing process, resulting in potential revenue loss and increased costs, could result. Any of these eventualities could have a material adverse effect on the financial position, results of operations or cash flows of the company.

                                    THE GREENBRIER COMPANIES, INC.

Forward-Looking Statements

  Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not statements of historical fact may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. The following are among the factors that could cause actual results or outcomes to differ materially from the forward-looking statements: general political, regulatory or economic conditions; changes in interest rates; business conditions and growth in the surface transportation industry, both domestic and international; currency and other risks associated with international operations; shifts in market demand; a delay or failure of acquisitions, products or services to compete successfully; changes in product mix and the mix between manufacturing and leasing and services revenue; labor disputes or operating difficulties which might disrupt manufacturing operations or the flow of cargo; competitive factors, including increased competition, new product offerings by competitors and price pressures; actual future costs and availability of materials and a trained workforce; production difficulties and product delivery delays in the future as a result of, among other matters, changing process technologies and increasing production; lower than expected customer orders; the ability to consummate expected sales; delays in receipt of orders or cancellation of orders; financial condition of principal customers; and the impact of Year 2000 compliance by the company or by its customers, suppliers or service partners. Any forward-looking statements should be considered in light of these factors.

                                    THE GREENBRIER COMPANIES, INC.

                    PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8=K


(a)  Exhibits

    10.1 Amendment No. 2 to the 1994 Stock Incentive Plan, dated November 10, 1998.

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


                                    THE GREENBRIER COMPANIES, INC.


Date: January 12, 1999              By: /s/ Larry G. Brady
                                        Larry G. Brady
                                        Senior Vice President and
                                        Chief Financial Officer

                                         (Principal Financial and
                                         Accounting Officer)