Form 10-Q
period 1999-02-28
GREENBRIER COMPANIES INC
filed 1999-04-13
CIK 923120

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549



                             Form 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         for the quarterly period ended February 28, 1999

                                or

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

   The number of shares of the registrant's common stock, $0.001 par value per share, outstanding on March 31, 1999 was 14,254,632 shares.

                                    THE GREENBRIER COMPANIES, INC.

                  PART I.  FINANCIAL INFORMATION

Item 1.                             Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)
                                                   February 28,   August 31,
                                                       1999          1998
                                                   ------------  ------------
Assets
 Cash and cash equivalents                             $ 26,389      $ 41,912
 Restricted cash and investments                            622        15,997
 Accounts and notes receivable                           73,069        47,537
 Inventories                                            104,132        79,849
 Investment in direct finance leases                    152,764       160,940
 Equipment on operating leases                           83,966        95,569
 Property, plant and equipment                           55,799        49,452
 Prepaid expenses and other                              26,098        14,233
                                                   ------------  ------------
                                                       $522,839      $505,489
                                                   ============  ============

Liabilities and Stockholders' Equity
 Accounts payable and accrued liabilities              $136,977      $132,121
 Deferred participation                                  48,095        45,243
 Deferred income taxes                                   13,407        11,164
 Notes payable                                          148,917       147,876

 Subordinated debt                                       37,932        37,932

 Minority interest                                       10,815         9,783
 Commitments and contingencies (Note 6)
 Stockholders' equity:
  Preferred stock - $0.001 par value, 25,000
   shares authorized, none outstanding                       -             -
  Common stock - $0.001 par value, 50,000 shares
   authorized, 14,255 and 14,253 outstanding at
   February 28, 1999 and August 31, 1998                     14            14
  Additional paid-in capital                             50,470        50,416
  Retained earnings                                      77,919        71,612
  Accumulated other comprehensive income                 (1,707)         (672)
                                                   ------------  ------------
                                                        126,696       121,370
                                                   ------------  ------------
                                                       $522,839      $505,489
                                                   ============  ============

The accompanying notes are an integral part of these statements.

                                    THE GREENBRIER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)
                                      Three Months Ended    Six Months Ended
                                         February 28,         February 28,
                                      ------------------   ------------------
                                        1999      1998       1999      1998
                                      --------  --------   --------  --------
Revenue
 Manufacturing                        $145,048  $104,349   $245,122  $218,975
 Leasing and services                   21,892    22,443     41,904    46,027
                                      --------  --------   --------  --------
                                       166,940   126,792    287,026   265,002

Cost of revenue
 Manufacturing                         127,128    96,866    217,521   203,625
 Leasing and services                   10,339     8,487     18,537    18,249
                                      --------  --------   --------  --------
                                       137,467   105,353    236,058   221,874

Margin                                  29,473    21,439     50,968    43,128

Other costs
 Selling and administrative expense     12,347     8,315     21,792    16,309
 Interest expense                        5,405     4,878     10,151    11,231
                                      --------  --------   --------  --------
                                        17,752    13,193     31,943    27,540

Earnings before income tax expense,
   minority interest, equity in
   unconsolidated subsidiary and
   extraordinary charge                 11,721     8,246     19,025    15,588

Income tax expense                      (5,592)   (3,528)    (9,147)   (6,560)
                                      --------  --------   --------  --------
Earnings before minority interest,
   equity in unconsolidated subsidiary
   and extraordinary charge              6,129     4,718      9,878     9,028

Minority interest                         (238)     (358)      (895)     (592)

Equity in unconsolidated subsidiary        198        -         (28)       -
                                      --------  --------   --------  --------
Earnings before extraordinary charge     6,089     4,360      8,955     8,436

Extraordinary charge, net of taxes        (938)       -        (938)       -
                                      --------  --------   --------  --------
Net earnings                          $  5,151  $  4,360   $  8,017  $  8,436
                                      ========  ========   ========  ========
Basic earnings per share:
 Earnings before extraordinary charge $   0.43  $   0.31   $   0.63  $   0.60
 Extraordinary charge                    (0.07)       -       (0.07)       -
                                      --------  --------   --------  --------
 Net earnings                         $   0.36  $   0.31   $   0.56  $   0.60
                                      ========  ========   ========  ========
Diluted earnings per share:
 Earnings before extraordinary charge $   0.43  $   0.30   $   0.63  $   0.59
 Extraordinary charge                    (0.07)       -       (0.07)       -
                                      --------  --------   --------  --------
 Net earnings                         $   0.36  $   0.30   $   0.56  $   0.59
                                      ========  ========   ========  ========
Weighted average shares outstanding:
 Basic                                  14,254    14,184     14,254    14,174
 Diluted                                14,271    14,325     14,286    14,309


The accompanying notes are an integral part of these statements.

                                   THE GREENBRIER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)
                                                            Six Months Ended
                                                               February 28,
                                                           ------------------
                                                             1999       1998
                                                           --------  --------
Cash flows from operating activities
 Net earnings                                              $  8,017  $  8,436
 Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
  Extraordinary charge                                          938        -
  Deferred income taxes                                       2,243    (2,454)
  Deferred participation                                      2,852     3,199
  Depreciation and amortization                               7,534     8,694
  Gain on sales of equipment                                 (3,203)   (3,814)
  Other                                                       1,055       243
 Decrease (increase) in assets:
  Accounts and notes receivable                             (27,710)  (14,557)
  Inventories                                               (21,178)   21,132
  Prepaid expenses and other                                    488     2,859
 Increase in liabilities:
  Accounts payable and accrued liabilities                    1,249    11,013
                                                           --------  --------
 Net cash provided by (used in) operating activities        (27,715)   34,751
                                                           --------  --------
Cash flows from investing activities
  Acquisition of subsidiaries, net of cash                   (8,553)       -
  Principal payments received under direct finance leases     8,336     7,455
  Investment in direct finance leases                          (120)     (518)
  Proceeds from sales of equipment                           25,513   105,119
  Purchase of property and equipment                        (23,686)  (26,448)
  Use of (investment in) restricted cash and investments     15,375    (7,762)
                                                           --------  --------
  Net cash provided by investing activities                  16,865    77,846
                                                           --------  --------
Cash flows from financing activities
  Proceeds from borrowings                                   32,102       436
  Repayments of borrowings                                  (35,089)  (83,204)
  Purchase of minority interest                                  -     (7,772)
  Dividends paid                                             (1,710)   (1,701)
  Proceeds from stock options                                    24       549
                                                           --------  --------
  Net cash used in financing activities                      (4,673)  (91,692)
                                                           --------  --------
Increase (decrease) in cash and cash equivalents            (15,523)   20,905
Cash and cash equivalents
 Beginning of period                                         41,912    14,384
                                                           --------  --------
 End of period                                             $ 26,389  $ 35,289
                                                           ========  ========

Supplemental disclosures of cash flow information
 Cash paid during the period for:
  Interest                                                 $  8,644  $ 10,845
  Income taxes                                                2,969     6,852

Supplemental schedule of noncash investing and
 financing activities
 Purchase of minority interest                             $     -   $  1,580


The accompanying notes are an integral part of these statements.

                                    THE GREENBRIER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, unaudited)


Note 1 - INTERIM FINANCIAL STATEMENTS

   The  accompanying  consolidated  financial  statements  of  The
Greenbrier Companies, Inc. and Subsidiaries ("Greenbrier" or the "company") have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three and six-month periods ended February 28, 1999 are not necessarily indicative of the results to be expected for the entire year ending August 31, 1999. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the 1999 presentation.

  Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Greenbrier's 1998 Annual Report incorporated by reference into the company's 1998 Annual Report on Form 10-K.


Note 2 - INVENTORIES
                                                  February 28,   August 31,
                                                      1999          1998
                                                  ------------  ------------
Manufacturing:
 Supplies and raw materials                           $ 12,549      $  8,750
 Work-in-process                                        56,721        62,267
 Assets held for sale                                   27,860         2,622
Leasing equipment held for refurbishment or sale         7,002         6,210
                                                  ------------  ------------
                                                      $104,132      $ 79,849
                                                  ============  ============

Note 3 - COMPREHENSIVE INCOME

  As of September 1, 1998, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on net earnings. The following is a reconciliation of net earnings to comprehensive income:

                                      Three Months Ended    Six Months Ended
                                         February 28,         February 28,
                                      ------------------   ------------------
                                        1999      1998       1999      1998
                                      --------  --------   --------  --------
Net earnings                            $5,151    $4,360     $8,017    $8,436
Foreign currency translation
 adjustment, net of tax                 (1,109)      (22)    (1,035)     (196)
                                      --------  --------   --------  --------
Comprehensive income                    $4,042    $4,338     $6,982    $8,240
                                      ========  ========   ========  ========

Note 4 - NOTES PAYABLE

  In February 1999, Greenbrier issued $30,000 of 6.48% senior term notes due 2006 (the "Notes"). Interest on the Notes is payable semi-annually commencing June 1999, and semi-annual principal payments of $2,800 are required beginning June 2001. In conjunction with the issuance of the Notes, $22,000 of leasing equipment notes payable were repaid. The early retirement of this debt resulted in a $938 extraordinary charge, net of income taxes of $680, for prepayment penalties and prepaid loan costs.

                                    THE GREENBRIER COMPANIES, INC.

Note 5 - ACQUISITIONS

  In September 1998, Greenbrier acquired a 60% interest in a railcar manufacturer, WagonySwidnica, located in Swidnica, Poland. Polish investors hold the remaining ownership interest. This acquisition establishes a European manufacturing base and provides access to the European markets, particularly the market in Poland. The acquisition has been accounted for using the purchase method and goodwill arising out of the transaction is included in other assets and is being amortized on a straight-line basis over 12 years. Assets acquired consisted primarily of plant and equipment and inventory. The company has not yet completed its purchase price allocation. WagonySwidnica's functional currency is the Polish zloty, which is translated to U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated primarily at average rates of exchange prevailing during the reporting period. Translation adjustments are accumulated as a separate component of stockholders' equity. Results of operations of WagonySwidnica have been included in the accompanying financial statements from the date of the acquisition. Pro-forma information is not presented as the impact of this acquisition was not significant in relation to the company's financial position or results of operations.

  Also in September 1998 Greenbrier entered into a joint venture, Greenbrier-Concarril, with Bombardier Transportation to build railroad freight cars at Bombardier's existing manufacturing facility in Sahagun, Mexico. This investment expands Greenbrier's North American capacity, enhances geographic coverage and provides improved access to the Mexican marketplace. Each party maintains a 50% non-controlling interest in the joint venture, and therefore Greenbrier's investment is being accounted for using the equity method. Greenbrier's share of earnings or losses is included in consolidated net income as equity in unconsolidated subsidiary.

  The initial investments, required capital expenditures and working capital needs for both of these operations were funded through available cash balances.


Note 6 - COMMITMENTS AND CONTINGENCIES

  Purchase commitments of approximately $12,000 for leasing and services operating equipment were outstanding as of February 28, 1999.

  Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. Litigation has been initiated by former shareholders of Interamerican Logistics Inc. ("Interamerican"), which was acquired in 1996. The plaintiffs allege that Greenbrier violated the agreements pursuant to which it acquired ownership of Interamerican and seek damages aggregating $4,000 Canadian. Management believes that any ultimate liability resulting from litigation will not materially affect the financial position, results of operations or cash flows of the company.

                                    THE GREENBRIER COMPANIES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Greenbrier currently operates in two primary business segments: manufacturing and leasing and services. The two business segments are operationally integrated. With operations in North America and Europe, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, marine vessels and forged steel products and performs railcar refurbishment and maintenance activities, a portion of which is for the leasing operation. The leasing and services segment owns or manages a fleet of approximately 32,000 railcars for railroads, institutional investors and other leasing companies.

  Railcars are generally manufactured under firm orders from third parties, and revenue is recognized when the cars are completed and accepted by the customer. From time to time Greenbrier commits to manufacture railcars prior to receipt of firm orders to maintain continuity of manufacturing operations, and railcars produced in a given period may be delivered in subsequent periods, delaying revenue recognition. Greenbrier may also build railcars for its own lease fleet. Revenues do not include sales of new railcars to, or refurbishment services performed for, the leasing operation since intercompany transactions are eliminated in preparing the consolidated financial statements. The margin generated from such sales or refurbishment activity is realized by the leasing segment over the related life of the asset or upon sale of the equipment.

Overview

  Net earnings for the three and six-month periods ended February 28, 1999 were $5 million or $.36 per diluted share and $8 million or $.56 per diluted share. This compares to net earnings of $4 million or $.30 per diluted share and $8 million or $.59 per diluted share for the corresponding periods in 1998. The current period results include an after-tax extraordinary charge of $900 thousand, or $.07 per diluted share, resulting from the refinancing of $22 million of notes payable.

  In September 1998, Greenbrier entered into a joint venture with Bombardier Transportation to build railroad freight cars at Bombardier's existing manufacturing facility in Mexico. Each party holds a 50% non-controlling interest in the joint venture, and therefore Greenbrier's investment is being accounted for using the equity method. Greenbrier's share of earnings or losses is included in consolidated net income as equity in unconsolidated subsidiary.

  Also in September 1998, Greenbrier acquired a 60% interest in a Polish facility that produces freight cars for the European market. Net losses from European operations, which include the Polish facility and related sales and marketing costs since the date of acquisition, were $800 thousand and $1.6 million for the three and six-month periods ended February 28, 1999.


Three Months Ended February 28, 1999 Compared to Three Months Ended February 28, 1998

Manufacturing

  Manufacturing revenue for the three-month period ended February 28, 1999 was $145 million compared to $104 million in the corresponding prior period, an increase of $41 million, or 39%. Revenue resulted primarily from railcar deliveries of 2,000 units in the current period compared to 1,700 units in the prior comparable period. Revenue in the current period benefited from a product mix with a higher unit sales value.

  Manufacturing  gross margin of 12% for the  three  months  ended
February 28, 1999 compares favorably to the prior period gross margin of 7% as a result of the efficiencies of longer production runs for the North American operations.

  The backlog of railcars to be manufactured for sale and lease at all facilities as of February 28, 1999 was approximately 7,400 railcars with an estimated value of $450 million compared to 7,700 railcars valued at $450 million as of November 30, 1998.

Leasing and Services

 Leasing and services revenue was $22 million for the three months ended February 28, 1999, consistent with the prior comparable period. A multi-year agreement to manage maintenance that began in December 1998 contributed to an increase in revenue in the current period that was offset by lower gains on sales of leased equipment.

                                    THE GREENBRIER COMPANIES, INC.

  Pre-tax earnings realized on the disposition of leased equipment during the quarter amounted to $600 thousand compared to $2.6 million for the corresponding prior period.

 Leasing and services operating margin was 53% for the three-month period ended February 28, 1999 compared to 62% in the corresponding prior period. The decreased margin is primarily due to the reduction in gains on sales and the lower-margin maintenance agreement that began in December 1998.

Other Costs

  Selling and administrative expense increased $4 million, or 48%, to $12.3 million for the three months ended February 28, 1999 as compared to $8.3 million in the prior comparable period. As a percentage of revenue, selling and administrative expense was 7.4% for the three months ended February 28, 1999, compared to 6.6% in the comparable prior period. The increase is primarily due to the addition of the European operations, increased international sales, marketing and business development costs, and higher employee-related costs.

  Interest expense was $5.4 million for the three-month period ended February 28, 1999 as compared to $4.9 million in the prior comparable period. The current period increase is due to increased borrowings and related costs for European operations, offset by decreased costs related to North American operations.

  Income tax expense for the three months ended February 28, 1999 represents an effective tax rate of 42% on U.S. operations and varying effective tax rates on foreign operations, consistent with the prior comparable period. The consolidated effective tax rate of 47.7% in the current period is primarily a result of European operating losses for which no tax benefit has been recognized. The consolidated effective tax rate for the prior comparable period was 42.8%.

  Minority interest decreased for the three months ended February 28, 1999 as compared to the comparable prior period primarily as a result of losses from the Polish manufacturing operation offset by improved results from the Canadian manufacturing operation.


Six  Months  Ended February 28, 1999 Compared to Six Months  Ended
February 28, 1998

Manufacturing

 Manufacturing revenue for the six-month period ended February 28, 1999 was $245 million compared to $219 million in the corresponding prior period, an increase of $26 million or 12%. Railcar deliveries remained consistent at 3,600 units, however, a product mix with higher unit sales values contributed to increased revenue.

 Manufacturing gross margin of 11% compares favorably to the prior period gross margin of 7% as a result of improved production efficiencies and economies of long production runs for the North American operations.

Leasing and Services

  Leasing and services revenue decreased $4 million, or 9%, to $42 million for the six months ended February 28, 1999 compared to $46 million for the six months ended February 28, 1998. This decrease is primarily due to reduced revenue from trailer and container leasing operations as substantially all of these assets were sold in October 1997, as well as decreased revenues from automobile transportation services. The decrease was partially offset by revenue from the agreement to manage maintenance that began in December 1998.

  Pre-tax earnings realized on the disposition of leased equipment during the six-month period ended February 28, 1999 were $3.1 million compared to $3.3 million in the corresponding prior period.

  Leasing and services operating margin was 56% for the six months ended February 28, 1999 compared to 60% for the corresponding period in 1998. The decreased margin is primarily due to a reduction in gains on sales of leased equipment and the lower-margin agreement to manage maintenance that began in December 1998.

                                    THE GREENBRIER COMPANIES, INC.

Other Costs

  Selling and administrative expense increased $5.5 million, or 34%, to $21.8 million for the six months ended February 28, 1999 compared to $16.3 million for the comparable period in 1998. As a percentage of revenue, selling and administrative expense increased to 7.6% for the six months ended February 28, 1999 from 6.2% in the prior comparable period. The increase is primarily due to the addition of the European operations, increased international sales, marketing and business development costs, and higher employee-related costs.

  Interest expense for the six months ended February 28, 1999 decreased $1 million to $10 million compared to $11 million in the corresponding prior period. Borrowings and related costs decreased in North America, offset by increased costs for the European operations.

  Income tax expense for the six months ended February 28, 1999 represents an effective tax rate of 42% on U.S. operations and varying effective tax rates on foreign operations, consistent with the prior comparable period. The consolidated effective tax rate of 48.1% in the current period is primarily a result of European operating losses for which no tax benefit has been recognized. The consolidated effective tax rate for the prior comparable period was 42.1%.

Liquidity and Capital Resources

  Cash used in operating activities was $28 million for the six-month period ended February 28, 1999. Cash provided by net earnings adjusted for depreciation and amortization and other non-cash items was offset by increases in accounts receivable and inventories. Accounts receivable increased primarily due to longer payment terms on current contracts and loans to support the start-up of Mexican operations. Inventories increased principally due to railcars produced and placed on lease during the period that will be sold in the third and fourth quarters.

  Credit facilities aggregated $127 million as of February 28, 1999. A $60 million revolving line of credit is available through May 2000 to provide working capital and interim financing of equipment for the leasing and services operations. A $40 million operating line of credit to be used for working capital is available through February 2002 for U.S. manufacturing operations. A $20 million (at the February 28, 1999 exchange rate) operating line of credit is available through March 2000 for working capital and certain capital expenditures for Canadian operations. Advances under both the revolving and operating lines of credit bear interest at rates which vary depending on the type of borrowing and certain defined ratios. An additional $4 million five-year term loan facility is available through March 2000 for Canadian capital expenditures. There were no borrowings outstanding under any of the operating lines or the term facility as of February 28, 1999. Borrowings under these lines are based upon defined levels of receivables, inventory and leased equipment.

 Capital expenditures totaled $24 million for the six months ended February 28, 1999 compared to $27 million for the six months ended February 28, 1998. Of these capital expenditures, approximately $17 million and $23 million, respectively, were attributable to leasing and services operations. Leasing and services capital expenditures for the remainder of 1999 are expected to be approximately $30 million. Greenbrier regularly sells assets from its lease fleet, some of which may have been purchased within the current year and included in capital expenditures.

  Approximately $7 million and $4 million of the total capital expenditures for the six months ended February 28, 1999 and 1998, respectively, were attributable to manufacturing operations. Manufacturing capital expenditures for the remainder of 1999 are expected to be approximately $20 million, and will include plant improvements and equipment acquisitions to further increase capacity, enhance efficiencies and allow for the production of new rail products.

  Foreign operations give rise to market risks from changes in foreign currency exchange rates. Forward exchange contracts are utilized to hedge a portion of the risk of foreign currency fluctuations. As of February 28, 1999, forward exchange contracts outstanding for the purchase of Canadian dollars were $85 million, maturing at various dates through February 2000. Realized and unrealized gains and losses from such off-balance sheet contracts are deferred and recognized in income concurrent with the hedged transaction.

 Dividends of $.06 per share have been paid quarterly beginning in 1995. The most recent quarterly dividend of $.06 per share was declared in April 1999 to be paid in May 1999.

  Management expects existing funds and cash generated from operations, borrowings under existing credit facilities, and long-term financing to be sufficient to fund dividends, working capital needs, planned capital expenditures, acquisitions and expected debt repayments.

                                    THE GREENBRIER COMPANIES, INC.

Year 2000

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

  Greenbrier developed a Year 2000 readiness plan which assessed the impact of the Year 2000 issue on both information systems and embedded manufacturing control technology. An audit of the Year 2000 readiness plan was performed by an outside consultant. Greenbrier is developing and implementing a remediation plan for mission-critical systems. These systems include manufacturing equipment and internal computer systems supporting the manufacturing and railcar leasing and services operations. Greenbrier is working with equipment manufacturers to obtain Year 2000 certification. Systems and embedded technology not already Year 2000 compliant are expected to be corrected by August 1999. As part of ongoing equipment replacement programs, non-compliant computers are being replaced in advance of any key Year 2000 processing dates and non-compliant software is being corrected or replaced. To date, Greenbrier's internal remediation efforts and readiness is more than 75% complete.

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

  Greenbrier has key relationships with a number of vendors and suppliers, including banks and other providers of goods and services. The company has requested vendors to supply Year 2000 compliance documentation, but it has not yet been determined whether all of the vendors and suppliers are Year 2000 compliant. Reliance on single vendor source suppliers, however, is minimal, and the company seeks to limit sole source supply relationships. The company could be adversely impacted if its suppliers and vendors do not make necessary changes to their own systems and products successfully or timely. To date, critical vendor and supplier assessment is less than 50% complete.

  Costs to be incurred in responding to Year 2000 computer system deficiencies, together with the cost of any required modifications to the company's systems, beyond ongoing hardware replacements and software upgrades performed in the normal course of business, cannot be accurately estimated at this time. Costs incurred to date in assessing and remediating Year 2000 issues have aggregated approximately $900 thousand. Internal costs incurred in responding to the Year 2000 issue are not separately tracked. Such costs are principally payroll related costs.

  Contingency plans are being developed for continued operations without, or with reduced functionality, mission-critical systems and suppliers. These plans are expected to be complete by August 1999. Activation of these plans, if necessary, may result in reduced capabilities, restricted access to data, slower business processes and delayed product delivery.

  If  the  remaining elements of Greenbrier's plan to address  the
Year 2000 issue are not implemented successfully or timely, the contingency plan, which remains under development, may need to be implemented, and at a minimum more time will be devoted to the process and additional costs may be incurred. In addition, significant disruption to operations, including slowing the manufacturing process, resulting in potential revenue loss and increased costs, could result, particularly if critical suppliers are impacted by Year 2000 non-compliance. Any of these eventualities could have a material adverse effect on the financial position, results of operations or cash flows of the company.

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

(a) The annual meeting of stockholders of the registrant was held on January 12, 1999.

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

                                      Votes
                          Votes      Against
                           For      Election or    Votes      Broker
  Nominee                Election    Withheld    Abstaining  Non-Votes
  -------               ----------  -----------  ----------  ---------
  Victor G. Atiyeh      14,005,034       5,783        --         --
  Benjamin R. Whitely   14,006,614       4,203        --         --

  The term of office for the following directors continued after the meeting: Alan James, William A. Furman, Peter K. Nevitt, C. Bruce Ward and A. Daniel O'Neal, Jr.

(c) Stockholders ratified appointment of Deloitte & Touche LLP as independent auditors for fiscal 1999. The appointment was approved by the vote of 14,004,311 shares in favor, 4,481 shares against, and 2,025 shares abstained from voting. There were no broker non-votes.


Item 6.   Exhibits and Reports on Form 8-K


(a)  Exhibits

   27.1      Financial Data Schedule

   27.2      Financial Data Schedule - Restated

   27.3      Financial Data Schedule - Restated

(b)  Form 8-K

   No reports on Form 8-K were filed during the quarter for which this report is filed.

                                    THE GREENBRIER COMPANIES, INC.

                            SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE GREENBRIER COMPANIES, INC.


Date: April 13, 1999                By:  /s/  Larry G. Brady

                                        Larry G. Brady
                                        Vice President and
                                        Chief Financial Officer

                                        (Principal Financial and
                                        Accounting Officer)