Form 10-Q
period 1999-05-31
GREENBRIER COMPANIES INC
filed 1999-07-14
CIK 923120

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549



                             Form 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
            for the quarterly period ended May 31, 1999

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

   The number of shares of the registrant's common stock, $0.001 par value per share, outstanding on June 30, 1999 was 14,254,632 shares.

                                               THE GREENBRIER COMPANIES, INC.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)

                                                         May 31,   August 31,
                                                           1999        1998
                                                       ----------  ----------
Assets
 Cash and cash equivalents                               $ 46,829    $ 41,912
 Restricted cash and investments                              629      15,997
 Accounts and notes receivable                             60,324      47,537
 Inventories                                               86,366      79,849
 Investment in direct finance leases                      148,255     160,940
 Equipment on operating leases                             93,760      95,569
 Property, plant and equipment                             62,439      49,452
 Prepaid expenses and other                                25,919      14,233
                                                       ----------  ----------
                                                         $524,521    $505,489
                                                       ==========  ==========

Liabilities and Stockholders' Equity
 Accounts payable and accrued liabilities                $135,632    $132,121
 Deferred participation                                    49,320      45,243
 Deferred income taxes                                     13,510      11,164
 Notes payable                                            144,112     147,876

 Subordinated debt                                         37,816      37,932

 Minority interest                                         12,181       9,783
 Commitments and contingencies (Note 6)
 Stockholders' equity:
  Preferred stock - $0.001 par value, 25,000
   shares authorized, none outstanding                   			   -           -
  Common stock - $0.001 par value, 50,000 shares
   authorized, 14,255 and 14,253 outstanding at
   May 31, 1999 and August 31, 1998                            14          14
  Additional paid-in capital                               50,490      50,416
  Retained earnings                                        83,243      71,612
  Accumulated other comprehensive income                   (1,797)       (672)
                                                       ----------  ----------
                                                          131,950     121,370
                                                       ----------  ----------
                                                         $524,521    $505,489
                                                       ==========  ==========

The accompanying notes are an integral part of these statements.

                                               THE GREENBRIER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

                                      Three Months Ended    Nine Months Ended
                                            May 31,              May 31,
                                      ------------------   ------------------
                                        1999      1998       1999      1998
                                      --------  --------   --------  --------
Revenue
 Manufacturing                        $152,360  $129,899   $397,482  $348,874
 Leasing and services                   21,712    20,759     63,616    66,786
                                      --------  --------   --------  --------
                                       174,072   150,658    461,098   415,660

Cost of revenue
 Manufacturing                         133,695   116,664    351,216   320,289
 Leasing and services                   10,300     8,169     28,837    26,418
                                      --------  --------   --------  --------
                                       143,995   124,833    380,053   346,707

Margin                                  30,077    25,825     81,045    68,953

Other costs
 Selling and administrative expense     13,013    10,288     34,805    26,597
 Interest expense                        4,390     5,094     14,541    16,325
                                      --------  --------   --------  --------
                                        17,403    15,382     49,346    42,922

Earnings before income tax expense,
  minority interest, equity in
  unconsolidated subsidiary and
  extraordinary charge                  12,674    10,443     31,699    26,031

Income tax expense                      (5,801)   (4,381)   (14,948)  (10,941)
                                      --------  --------   --------  --------
Earnings before minority interest,
  equity in unconsolidated subsidiary
  and extraordinary charge               6,873     6,062     16,751    15,090

Minority interest                       (1,041)     (554)    (1,936)   (1,146)

Equity in unconsolidated subsidiary        347        -         319        -
                                      --------  --------   --------  --------
Earnings before extraordinary charge     6,179     5,508     15,134    13,944

Extraordinary charge, net of taxes          -         -        (938)       -
                                      --------  --------   --------  --------
Net earnings                          $  6,179  $  5,508   $ 14,196  $ 13,944
                                      ========  ========   ========  ========
Basic earnings per share:
 Earnings before extraordinary charge $   0.43  $   0.39   $   1.06  $   0.98
 Extraordinary charge                       -         -       (0.07)       -
                                      --------  --------   --------  --------
 Net earnings                         $   0.43  $   0.39   $   0.99  $   0.98
                                      ========  ========   ========  ========

Diluted earnings per share:
 Earnings before extraordinary charge $   0.43  $   0.38   $   1.06  $   0.97
 Extraordinary charge                       -         -       (0.07)       -
                                      --------  --------   --------  --------
 Net earnings                         $   0.43  $   0.38   $   0.99  $   0.97
                                      ========  ========   ========  ========
Weighted average shares outstanding:
 Basic                                  14,255    14,219     14,254    14,189
 Diluted                                14,272    14,379     14,285    14,333


The accompanying notes are an integral part of these statements.

                                               THE GREENBRIER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                            Nine Months Ended
                                                                 May 31,
                                                           ------------------
                                                              1999     1998
                                                           --------  --------
Cash flows from operating activities
 Net earnings                                              $ 14,196  $ 13,944
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Extraordinary charge                                          938        -
  Deferred income taxes                                       2,346    (2,132)
  Deferred participation                                      4,077     4,739
  Depreciation and amortization                              11,643    11,459
  Gain on sales of equipment                                 (3,540)   (6,666)
  Other                                                       1,092     1,119
 Decrease (increase) in assets:
  Accounts and notes receivable                             (15,023)   (2,566)
  Inventories                                                (8,246)   29,904
  Prepaid expenses and other                                   (663)    1,450
 Increase in liabilities:
  Accounts payable and accrued liabilities                      423     8,059
                                                           --------  --------
 Net cash provided by operating activities                    7,243    59,310
                                                           --------  --------
Cash flows from investing activities
  Acquisition of subsidiaries, net of cash                   (8,553)       -
  Principal payments received under direct finance leases    12,448    11,254
  Investment in direct finance leases                          (135)     (574)
  Proceeds from sales of equipment                           31,093   112,889
  Purchase of property and equipment                        (42,030)  (38,411)
  Use of (investment in) restricted cash and investments     15,368    (7,988)
                                                           --------  --------
  Net cash provided by investing activities                   8,191    77,170
                                                           --------  --------
Cash flows from financing activities
  Proceeds from borrowings                                   33,586     1,436
  Repayments of borrowings                                  (41,567) (106,644)
  Purchase of minority interest                                  -     (7,772)
  Dividends paid                                             (2,565)   (2,554)
  Proceeds from stock options                                    29     1,065
                                                           --------  --------
  Net cash used in financing activities                     (10,517) (114,469)
                                                           --------  --------
Increase in cash and cash equivalents                         4,917    22,011
Cash and cash equivalents
 Beginning of period                                         41,912    14,384
                                                           --------  --------
 End of period                                             $ 46,829  $ 36,395
                                                           ========  ========

Supplemental disclosures of cash flow information
 Cash paid during the period for:
  Interest                                                 $ 13,195  $ 16,563
  Income taxes                                                5,355     9,600

Supplemental schedule of noncash investing and
 financing activities
 Purchase of minority interest                             $     -   $  1,580


The accompanying notes are an integral part of these statements.

                                    THE GREENBRIER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, unaudited)

Note 1 - INTERIM FINANCIAL STATEMENTS

   The  accompanying  consolidated  financial  statements  of  The
Greenbrier Companies, Inc. and Subsidiaries ("Greenbrier" or the "company") have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three and nine-month periods ended May 31, 1999 are not necessarily indicative of the results to be expected for the entire year ending August 31, 1999. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the 1999 presentation.

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


Note 2 - INVENTORIES
                                                         May 31,   August 31,
                                                          1999        1998
                                                       ----------  ----------
Supplies and raw materials                                $12,094     $ 8,750
Work-in-process                                            49,034      62,267
Assets held for sale or refurbishment                      25,238       8,832
                                                       ----------  ----------
                                                          $86,366     $79,849
                                                       ==========  ==========

Note 3 - COMPREHENSIVE INCOME

  As of September 1, 1998, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on net earnings. The following is a reconciliation of net earnings to comprehensive income:

                                      Three Months Ended    Nine Months Ended
                                            May 31,              May 31,
                                      ------------------   ------------------
                                        1999      1998       1999      1998
                                      --------  --------   --------  --------
Net earnings                            $6,179    $5,508    $14,196   $13,944
Foreign  currency translation
 adjustment, net of tax                    (90)     (153)    (1,125)     (349)
                                      --------  --------   --------  --------
Comprehensive income                    $6,089    $5,355    $13,071   $13,595
                                      ========  ========   ========  ========

Note 4 - NOTES PAYABLE

  In February 1999, Greenbrier issued $30,000 of 6.48% senior term notes due 2006 (the "Notes"). Interest on the Notes is payable semi-annually commencing June 1999, and semi-annual principal payments of $2,800 are required beginning June 2001. In conjunction with the issuance of the Notes, $22,000 of leasing equipment notes payable were repaid. The early retirement of this debt resulted in a $938 extraordinary charge, net of income taxes of $680, for prepayment penalties and the write-off of deferred loan costs.

                                    THE GREENBRIER COMPANIES, INC.

Note 5 - ACQUISITIONS

  In September 1998, Greenbrier acquired a 60% interest in a railcar manufacturer, WagonySwidnica, located in Swidnica, Poland. Polish investors hold the remaining ownership interest. This acquisition establishes a European manufacturing base and provides access to the European markets, particularly the market in Poland. The acquisition has been accounted for using the purchase method, and goodwill arising out of the transaction is included in other assets and is being amortized on a straight-line basis over 12 years. Assets acquired consisted primarily of plant and equipment of $6 million and inventory of $2 million. WagonySwidnica's functional currency is the Polish zloty, which is translated to U.S. dollars for reporting purposes. Translation adjustments are accumulated as a separate component of stockholders' equity. Results of operations of WagonySwidnica have been included in the accompanying financial statements from the date of acquisition. Pro-forma information is not presented as the impact of this acquisition was not significant in relation to the company's financial position or results of operations.

  Also in September 1998 Greenbrier entered into a joint venture, Greenbrier-Concarril, with Bombardier Transportation to build railroad freight cars at Bombardier's existing manufacturing facility in Sahagun, Mexico. This investment expands Greenbrier's North American capacity, enhances geographic coverage and provides improved access to the Mexican marketplace. Each party maintains a 50% non-controlling interest in the joint venture; therefore, Greenbrier's investment is being accounted for using the equity method, and Greenbrier's share of operating results is included in consolidated net income as equity in unconsolidated subsidiary.

  The initial investments, required capital expenditures and working capital needs for both of these operations were funded through existing cash balances.


Note 6 - COMMITMENTS AND CONTINGENCIES

  Purchase commitments of approximately $2 million for leasing and services operating equipment were outstanding as of May 31, 1999.

  Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. Litigation has been initiated by former shareholders of Interamerican Logistics Inc. ("Interamerican"), which was acquired in 1996. The plaintiffs allege that Greenbrier violated the agreements pursuant to which it acquired ownership of Interamerican and seek damages aggregating $4,000 Canadian. Management believes the suit is without merit and that any ultimate liability resulting from litigation will not materially affect the financial position, results of operations or cash flows of the company.

                                    THE GREENBRIER COMPANIES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Greenbrier currently operates in two primary business segments: manufacturing and leasing and services. The two business segments are operationally integrated. With operations in North America and Europe, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, marine vessels and forged steel products and performs railcar refurbishment and maintenance activities, a portion of which is for the leasing operation. The leasing and services segment owns or manages a fleet of approximately 33,000 railcars for railroads, institutional investors and other leasing companies.

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

Overview

  Net earnings for the three and nine-month periods ended May 31, 1999 were $6.2 million or $.43 per diluted share and $14.2 million or $.99 per diluted share. This compares to net earnings of $5.5 million or $.38 per diluted share and $13.9 million or $.97 per diluted share for the corresponding periods in 1998. The current period nine-month results include an after-tax extraordinary charge of $938 thousand, or $.07 per diluted share, resulting from the refinancing of $22 million of notes payable in February 1999.

  In September 1998, Greenbrier entered into a joint venture with Bombardier Transportation to build railroad freight cars at Bombardier's existing manufacturing facility in Mexico. Each party holds a 50% non-controlling interest in the joint venture, therefore Greenbrier's investment is being accounted for using the equity method, and Greenbrier's share of operating results is included in consolidated net income as equity in unconsolidated subsidiary.

  Also in September 1998, Greenbrier acquired a 60% interest in a Polish facility that produces freight cars for the European market. Net losses from European operations, which include the Polish facility and related sales and marketing costs were $800 thousand and $2.3 million for the three and nine-month periods ended May 31, 1999. The company has committed sales and marketing resources to the development of European operations based on the growth potential of the European rail market. Sales efforts have been intensified in order to increase production to higher, more profitable levels.


Three Months Ended May 31, 1999 Compared to Three Months Ended May
31, 1998

Manufacturing

  New railcar deliveries from all facilities, including the joint venture in Mexico accounted for under the equity method, were 3,000 units in the current period compared to 2,200 units in the prior comparable period.

 The backlog of new railcars to be manufactured for sale and lease at all facilities as of May 31, 1999 was approximately 5,600 railcars with an estimated value of $350 million compared to 7,400 railcars valued at $450 million as of February 28, 1999.

  Manufacturing revenue for the three-month period ended May 31, 1999 was $152.4 million compared to $129.9 million in the corresponding prior period, an increase of $22.5 million, or 17%. The increase in revenue resulted primarily from increased new railcar deliveries and a product mix with a higher unit sales value.

  Manufacturing gross margin of 12% for the three months ended May 31, 1999 compares favorably to the prior period gross margin of 10% as a result of manufacturing efficiencies and a temporary reduction in certain material costs for the North American operations.

                                    THE GREENBRIER COMPANIES, INC.

Leasing and Services

  Leasing and services revenue was $21.7 million for the three months ended May 31, 1999, compared to $20.8 million for the prior comparable period. A multi-year maintenance management agreement that began in December 1998 contributed to an increase in revenue in the current period, offset by lower gains on sales of leased equipment. Assets from Greenbrier's owned lease fleet are periodically sold to take advantage of market conditions, manage risk and maintain liquidity.

  Pre-tax earnings realized on the disposition of leased equipment during the quarter ended May 31, 1999 were $300 thousand compared to $2.7 million in the corresponding prior period.

 Leasing and services operating margin was 53% for the three-month period ended May 31, 1999 compared to 61% in the corresponding prior period. The decreased margin is primarily due to lower gains on the disposition of leased equipment and the lower-margin maintenance agreement that began in December 1998.

Other Costs

  Selling and administrative expense increased $2.7 million, or 26%, to $13.0 million for the three months ended May 31, 1999 as compared to $10.3 million in the prior comparable period. The increase  is  primarily  due  to  the  addition  of  the  European
operations,   international   sales,   marketing   and    business
development activities, and employee related costs. As a percentage of revenue, selling and administrative expense was 7% for the three months ended May 31, 1999 and 1998.

  Interest expense declined to $4.4 million for the three-month period ended May 31, 1999 as compared to $5.1 million in the prior period as a result of decreased borrowings related to North American operations, partially offset by increased borrowings and related costs for European operations.

  Income tax expense for the three months ended May 31, 1999 represents an effective tax rate of 42% on U.S. operations and varying effective tax rates on foreign operations, consistent with the prior comparable period. The consolidated effective tax rate of 46% in the current period is a result of European operating losses for which no tax benefit has been recognized. The consolidated effective tax rate for the prior comparable period was 42%.

  Minority interest increased for the three months ended May 31, 1999 as compared to the prior period as a result of improved results from the Canadian manufacturing operation partially offset by losses from the Polish manufacturing operation.


Nine  Months Ended May 31, 1999 Compared to Nine Months Ended  May
31, 1998

Manufacturing

  New railcar deliveries at all facilities, including the joint venture in Mexico accounted for under the equity method, were 6,700 units compared to 5,800 units in the prior comparable period.

  Manufacturing revenue for the nine-month period ended May 31, 1999 was $397.5 million compared to $348.9 million in the corresponding prior period, an increase of $48.6 million or 14%. The increase in revenue resulted primarily from increased new railcar deliveries and a product mix with a higher unit sale value.

 Manufacturing gross margin of 12% compares favorably to the prior period gross margin of 8% as a result of manufacturing efficiencies and a temporary reduction in certain material costs for the North American operations in the current period. Conversely, the prior period margin was affected by a temporary increase in certain material costs.

                                    THE GREENBRIER COMPANIES, INC.

Leasing and Services

  Leasing and services revenue decreased $3.2 million, or 5%, to $63.6 million for the nine months ended May 31, 1999 compared to $66.8 million for the nine months ended May 31, 1998. This decrease is primarily due to reduced revenue from trailer and container leasing operations as substantially all of these assets were sold in October 1997, as well as decreased gains on sales of leased equipment. The decrease was partially offset by revenue from a maintenance management agreement that began in December 1998.

  Pre-tax earnings realized on the disposition of leased equipment during the nine-month period ended May 31, 1999 were $3.4 million compared to $6.0 million in the corresponding prior period.

 Leasing and services operating margin was 55% for the nine months ended May 31, 1999 compared to 60% for the corresponding period in 1998. The decreased margin is primarily due to a reduction in gains on sales of leased equipment and the lower-margin maintenance management agreement that began in December 1998.

Other Costs

  Selling and administrative expense increased $8.2 million, or 31%, to $34.8 million for the nine months ended May 31, 1999 compared to $26.6 million for the comparable period in 1998. As a percentage of revenue, selling and administrative expense increased to 8% for the nine months ended May 31, 1999 from 6% in the prior comparable period. The increase is primarily due to the addition of the European operations, international sales, marketing and business development activities, and employee-related costs.

 Interest expense for the nine months ended May 31, 1999 decreased $1.8 million to $14.5 million compared to $16.3 million in the prior period as a result of decreased borrowings related to North American operations, offset in part by financing costs associated with the European operations.

  Income tax expense for the nine months ended May 31, 1999 represents an effective tax rate of 42% on U.S. operations and varying effective tax rates on foreign operations, consistent with the prior comparable period. The consolidated effective tax rate of 47% in the current period is a result of European operating losses for which no tax benefit has been recognized. The consolidated effective tax rate for the prior comparable period was 42%.

  Minority interest increased for the nine months ended May 31, 1999 as compared to the prior period as a result of improved results from the Canadian manufacturing operation offset by losses from the Polish manufacturing operation.

Liquidity and Capital Resources

  Credit facilities aggregated $130 million as of May 31, 1999. A $60 million revolving line of credit is available through May 2000 to provide working capital and interim financing of equipment for the leasing and services operations. A $40 million operating line of credit to be used for working capital is available through February 2002 for U.S. manufacturing operations. A $20 million (at the May 31, 1999 exchange rate) operating line of credit is available through March 2000 for working capital for Canadian operations. Advances under both the revolving and operating lines of credit are based upon defined levels of receivables, inventory and leased equipment. Interest rates vary depending on the type of borrowing and certain defined ratios. An additional $7 million five-year term loan facility and $3 million lease facility are available through March 2000 for Canadian capital expenditures. At May 31, 1999, no borrowings were outstanding under any of the operating lines or the lease facility and $3 million was outstanding under the term loan facility.

  Capital expenditures totaled $42 million for the nine months ended May 31, 1999 compared to $39 million for the nine months ended May 31, 1998. Of these capital expenditures, approximately $29 million and $31 million, respectively, were attributable to leasing and services operations. Leasing and services capital expenditures for the remainder of 1999 are expected to be approximately $24 million. Greenbrier regularly sells assets from its lease fleet, some of which may have been purchased within the current year and included in capital expenditures.

  Approximately $13 million and $8 million of the total capital expenditures for the nine months ended May 31, 1999 and 1998, respectively, were attributable to manufacturing operations. Manufacturing capital expenditures for the remainder of 1999 are expected to be approximately $14 million, and will include plant improvements and equipment acquisitions to further increase capacity, enhance efficiencies and allow for the production of new products.

                                    THE GREENBRIER COMPANIES, INC.

  Foreign operations give rise to market risks from changes in foreign currency exchange rates. Forward exchange contracts are utilized to hedge a portion of the risk of foreign currency fluctuations. As of May 31, 1999, forward exchange contracts outstanding for the purchase of Canadian and US dollars were $74.5 million, maturing at various dates through April 2000. Realized and unrealized gains and losses from such off-balance sheet contracts are deferred and recognized in income concurrent with the hedged transaction.

  Management expects existing funds and cash generated from operations, borrowings under existing credit facilities, and long-term financing to be sufficient to fund dividends, working capital needs, planned capital expenditures, acquisitions and expected debt repayments.


Year 2000

  The "Year 2000" issue refers to computer programs which use two rather than four digits to define a given year and which therefore might read a date using "00" as the year 1900 rather than the year 2000. This could result in a computer failing to perform or performing incorrect computations in programs that have date-sensitive software. A variety of computer systems, applications and automated equipment are utilized in daily operations and may be affected by the Year 2000 issue.

  Greenbrier developed a Year 2000 readiness plan which assessed the impact of the Year 2000 issue on both information systems and embedded manufacturing control technology. An audit of the Year 2000 readiness plan was performed by an outside consultant. Greenbrier is developing and implementing a remediation plan for mission-critical systems. These systems include manufacturing equipment and internal computer systems supporting the manufacturing and railcar leasing and services operations. Greenbrier is working with equipment manufacturers to obtain Year 2000 certification. Systems and embedded technology not already Year 2000 compliant are expected to be corrected by August 1999. As part of ongoing equipment replacement programs, non-compliant computers are being replaced in advance of any key Year 2000 processing dates and non-compliant software is being corrected or replaced. To date, Greenbrier's internal remediation efforts and readiness is more than 80% complete.

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

  Greenbrier has key relationships with a number of vendors and suppliers, including banks and other providers of goods and services. The company has requested vendors to supply Year 2000 compliance documentation, but it has not yet been determined whether all of the vendors and suppliers are Year 2000 compliant. Reliance on single vendor source suppliers, however, is minimal, and the company seeks to limit sole source supply relationships. The company could be adversely impacted if its suppliers and vendors do not make necessary changes to their own systems and products successfully or timely. To date, critical vendor and supplier assessment is more than 75% complete.

  Costs to be incurred in responding to Year 2000 computer system deficiencies, together with the cost of any required modifications to the company's systems, beyond ongoing hardware replacements and software upgrades performed in the normal course of business, cannot be accurately estimated at this time. Costs incurred to date in assessing and remediating Year 2000 issues have aggregated approximately $1 million. Internal costs incurred in responding to the Year 2000 issue are not separately tracked. Such costs are principally payroll-related costs.

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

                                    THE GREENBRIER COMPANIES, INC.

Forward-Looking Statements

  Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not statements of historical fact may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. The following are among the factors that could cause actual results or outcomes to differ materially from the forward-looking statements: general political, regulatory or economic conditions; changes in interest rates; business conditions and growth in the surface transportation industry, both domestic and international; currency and other risks associated with international operations; shifts in market demand; a delay or failure of acquisitions, products or services to compete successfully; changes in product mix and the mix between manufacturing and leasing and services revenue; labor disputes or operating difficulties which might disrupt manufacturing operations, component supplies or the flow of cargo; competitive factors, including increased competition, new product offerings by competitors and price pressures; actual future costs and availability of materials and a trained workforce; production difficulties and product delivery delays in the future as a result of, among other matters, changing process technologies and increasing production; lower than expected customer orders; the ability to consummate expected sales; delays in receipt of orders or cancellation of orders; financial condition of principal customers; and the impact of Year 2000 compliance by the company or by its customers, suppliers or service partners. Any forward-looking statements should be considered in light of these factors.

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


                                    THE GREENBRIER COMPANIES, INC.


Date: July 14, 1999                 By: /s/ Larry G. Brady
                                        Larry G. Brady
                                        Vice President and
                                        Chief Financial Officer

                                       (Principal Financial and
                                        Accounting Officer)