Form 10-K405
period 1999-08-31
GREENBRIER COMPANIES INC
filed 1999-11-24
CIK 923120

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-K
            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 1999
                                       or
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            for the transition period from ___________ to ___________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the Registrant's Common Stock held by non-affiliates on October 29, 1999 (based on the closing price of such shares on such date) was approximately $57,000,000.

The number of shares outstanding of the Registrant's Common Stock on October 29, 1999 was 14,254,632 shares of Common Stock, par value $0.001 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of Registrant's 1999 Annual Report to Stockholders and of Registrant's Proxy Statement dated November 22, 1999 prepared in connection with the Annual Meeting of Stockholders to be held on January 11, 2000 are incorporated by reference into Parts II and III of this Report.

                         THE GREENBRIER COMPANIES, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS



PART I                                                                                               PAGE
                                                                                                     ----
         Item 1.           BUSINESS                                                                     1

         Item 2.           PROPERTIES                                                                   7

         Item 3.           LEGAL PROCEEDINGS                                                            8

         Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          8

PART II

         Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                           STOCKHOLDER MATTERS                                                          9

         Item 6.           SELECTED FINANCIAL DATA                                                      9

         Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                9

         Item 7a.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                           RISK                                                                         9

         Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                  9

         Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE                                          9

PART III

         Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT                              10

         Item 11.          EXECUTIVE COMPENSATION                                                      10

         Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT                                                              10

         Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                              10

PART IV

         Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                           ON FORM 8-K                                                                 11


         SIGNATURES                                                                                    17


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

ITEM 1.  BUSINESS
                                  INTRODUCTION

   Greenbrier is a leading supplier of transportation equipment and services to the railroad and related industries. With operations in North America and Europe, the manufacturing segment produces double-stack intermodal railcars, conventional railcars and marine vessels, and performs repair and refurbishment activities for both intermodal and conventional railcars. In addition to manufacturing, Greenbrier is engaged in complementary leasing and services activities. The lease fleet consists of 33,000 owned or managed railcars as of August 31, 1999. Greenbrier believes this fleet is among the larger non-railroad owned fleets in the United States.

   In September 1998, Greenbrier acquired a 60 percent interest in a railcar manufacturer located in Swidnica, Poland. In August 1999, the Company increased its ownership interest to 84 percent. This facility establishes a European manufacturing base and provides access to the European markets. This expansion has required the development of a sales and marketing force knowledgeable about the European market.

   Also in September 1998, Greenbrier entered into a 50 percent joint venture with Bombardier Transportation to build railroad freight cars at Bombardier's existing manufacturing facility in Sahagun, Mexico. The facility serves the North American marketplace and provides better access to the growing market in Mexico.

   Greenbrier is a Delaware corporation formed in 1981. The Company's principal executive offices are located at One Centerpointe Drive, Lake Oswego, Oregon 97035, and its telephone number is (503) 684-7000.

                              PRODUCTS AND SERVICES

   Greenbrier operates in two primary business segments: the manufacture of railcars and marine vessels and the refurbishment and repair of railcars; and the leasing and management of surface transportation equipment and related services. A summary of selected consolidated financial information for these two business segments as well as domestic and foreign operations is set forth in
Note 18 of the Notes to Consolidated Financial Statements.

NEW RAILCAR PRODUCTS

INTERMODAL RAILCARS

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

   The double-stack railcar provides significant operating and capital savings over other types of intermodal railcars. These savings are the result of (i) increased train density (two containers are carried within the same longitudinal space conventionally used to carry one trailer or container); (ii) a railcar weight reduction per container of approximately 50 percent; (iii) easier terminal handling characteristics; (iv) reduced equipment costs of approximately 30 percent over the cost of providing the same carrying capacity with conventional equipment; (v) better ride quality leading to reduced damage claims; and (vi) increased fuel efficiency resulting from weight reduction and improved aerodynamics. Greenbrier is the leading manufacturer of double-stack railcars with an estimated cumulative North American market share of 60 percent. In 1999, 3,300 double-stack railcars were manufactured and sold by the Company, which it believes represents 94 percent of the North American market during such period.

   Greenbrier's comprehensive line of articulated and non-articulated double-stack railcars offers varying load capacities and configurations. Current double-stack products include:

MAXI-STACK-Registered Trademark- - The Maxi-Stack is a series of double-stack railcars that features the ride-quality and operating efficiency of articulated stack cars. The Maxi-Stack IV is a three-platform articulated railcar with 53-foot wells that can accommodate all current container sizes in all three wells. The Maxi-Stack III is a five-platform railcar that features the ability to carry containers up to 48 feet in length in all wells and up to 53 feet in length on the top level. The Maxi-Stack AP is a three-platform all-purpose railcar that is more versatile than other intermodal cars because it allows the loading of either trailers or double-stack containers on the same platform.

HUSKY-STACK-Registered Trademark- - The Husky-Stack is a non-articulated (stand-alone) or draw bar connected series of double-stack railcars with the capability of carrying containers up to 42 percent heavier than a single Maxi-Stack platform. The All-Purpose Husky-Stack is a non-articulated version of the Maxi-Stack AP. Husky-Stack 2+2 is a 56-foot railcar that allows the double-stack loading of up to four 28-foot containers. Husky-Stack also provides a means to extend double-stack economics to small load segments and terminals.

CONVENTIONAL RAILCARS

   In 1999, over 50 percent of Greenbrier's manufactured railcars were conventional railcars. The leading manufacturer of boxcars in North America, Greenbrier produces a wide variety of 100-ton capacity boxcars, which are primarily used in the forest products industry. Greenbrier also produces custom-built high-capacity boxcars for special applications such as automotive parts or canstock movement. In addition to boxcars, center-partition cars for lumber and other building materials, flat cars for auto-rack service, high cubic capacity covered hopper railcars for grain transportation, gondolas for scrap steel services and various other conventional railcar types are manufactured. Greenbrier's European facility manufactures pressurized tank cars for liquid petroleum gas, non-pressurized tank cars for light oil products, coal cars and articulated flat cars.

   Production of Auto-Max-Registered Trademark-, a fully integrated, two-unit railcar designed to transport a mix of full-size pickups, automobiles and sport utility vehicles in a tri-level configuration began in the fourth quarter of 1999. The adjustable decks in Auto-Max can also be moved to a bi-level configuration, assuring the ability to adjust to automobile industry model changes.

RAIL SERVICES

   Greenbrier is actively engaged in the repair and refurbishment of railcars for third parties as well as its own lease fleet. In certain situations, repair and refurbishment of the Company's lease fleet is performed in unaffiliated facilities. Refurbishment and repair facilities are located in Portland and Springfield, Oregon; Cleburne and San Antonio, Texas; Finley, Washington; Atchison, Kansas; and Golden, Colorado (acquired subsequent to August 31, 1999). The Springfield facility has a long-term contract with a third-party primarily for the repair of railcars. Greenbrier believes it is one of only a few railcar lessors with its own refurbishing capabilities. In addition, Greenbrier operates wheel reconditioning shops in Portland, Oregon; Pine Bluff, Arkansas; Tacoma, Washington; and Sahagun, Mexico.

MARINE VESSEL FABRICATION

   The Portland, Oregon manufacturing facility is located on a deep water port on the Willamette River. Until 1984, the Company's predecessor designed and built ocean-going barges and other types of marine vessels for maritime shipping companies. In 1995, Greenbrier re-entered the marine vessel market and expanded and upgraded the marine facilities, which include the largest side-launch ways on the West Coast. The upgraded marine facilities also enhance steel plate burning and fabrication capacity providing flexibility for railcar production. Since 1995 vessels manufactured include conventional deck barges for aggregates and other heavy industrial products and ocean-going dump barges.

LEASING AND SERVICES

   Greenbrier currently manages a lease fleet of railcars of which 44 percent are owned and the remainder are managed for institutional investors, railroads and other leasing companies. Management services include equipment marketing and re-marketing, maintenance management and administration. Greenbrier participates in both the finance and the operating lease segments of the market. The aggregate rental payments over the operating lease terms do not fully amortize the acquisition costs of the leased equipment. As a result, the Company is subject to the customary risk that it may not be able to sell or re-lease equipment after the operating lease term expires. However, the Company believes it can effectively manage the risks typically associated with operating leases due to its railcar expertise and its refurbishing and re-marketing capabilities. Most of the leases are "full service" leases, whereby Greenbrier is responsible for maintenance, taxes and administration. The fleet is maintained, in part, through Greenbrier's own facilities and engineering and technical staff. Assets from the owned lease fleet are periodically sold to take advantage of market conditions, manage risk and maintain liquidity.

The following table summarizes the lease fleet:



                                                                     FLEET PROFILE
                                                               AS OF AUGUST 31, 1999(1)
                                        ----------------------------------------------------------------------------
                                                                                    Percent          Average
                                                                                   of Owned          Age of
                                          Owned        Managed        Total        Units on           Owned
                                          Units         Units         Units          Lease        Units (Yrs.)
                                        ---------    ---------    -----------      ---------      --------------
Railcars Available for
  Revenue Service                          14,587       18,398         32,985         91.9%             21.0
Railcar Equipment Held
  for Sale(2)                                 382          -              382
                                        ---------    ---------    -----------
                                           14,969       18,398         33,367
                                        =========    =========    ===========
Lessee Profile:
  Class I Railroads                        11,045       13,726         24,771
  Non-Class I Railroads                     1,240        2,214          3,454
  Shipping Companies                          896        2,299          3,195
  Leasing Companies                           222          113            335
  Off-Lease                                 1,184           46          1,230
                                        ---------    ---------    -----------
      Total Revenue Units                  14,587       18,398         32,985
                                        =========    =========    ===========

(1)   Each platform of an articulated car is treated as a separate car.
(2) Railcar equipment held for sale consists mainly of hulks that will either be sold or refurbished and placed on lease.

   A substantial portion of the equipment in the lease fleet has been acquired through an agreement entered into in August 1990 with Southern Pacific Transportation Company, which has since merged with Union Pacific, to purchase, refurbish and re-market over 10,000 railcars. The railcars were refurbished to predetermined specifications by Greenbrier or unaffiliated contract shops after satisfactory re-marketing arrangements were in place.

                          RAW MATERIALS AND COMPONENTS

   Manufactured products require a supply of raw materials including steel and numerous specialty components such as brakes, wheels and axles. Approximately 50 percent of the cost of each freight car represents specialty components purchased from third-parties. Customers often specify particular components and suppliers of such components. Although the number of alternative suppliers of certain specialty components has declined in recent years, there are at least two suppliers for most such components. Inventory levels are continually monitored to ensure adequate support of production. Advance purchases are periodically made to avoid possible shortages of material due to capacity limitations of component suppliers and possible price increases. Binding long-term contracts with suppliers are not typically entered into as the Company relies on established relationships with major suppliers to ensure the availability of raw materials and specialty items. Fluctuations in the price of components and raw materials have not had a material effect on earnings and are not anticipated to have a material effect in the foreseeable future.

   In 1999, approximately 61 percent of domestic requirements for steel were purchased from Oregon Steel Mills, Inc., approximately 73 percent of the Company's Canadian requirements were purchased from Algoma Steel Inc., and approximately 52 percent of the Company's European requirements were purchased from Czestochowa Steel Works. The top ten suppliers for all inventory purchases accounted for approximately 29 percent of total purchases, of which no supplier accounted for more than 10 percent. The Company maintains good relationships with its suppliers and has not experienced any significant interruptions in recent years in the supply of raw materials or specialty components. A member of the TrentonWorks Limited board of directors serves as Chairman of the board of directors of Algoma Steel Inc.

                        MARKETING AND PRODUCT DEVELOPMENT

   A fully integrated marketing and sales effort is utilized whereby Greenbrier seeks to leverage relationships developed in each of its manufacturing and leasing and services operations to provide customers with a diverse range of equipment and financing alternatives designed to satisfy a customer's unique needs. These custom programs may involve a combination of railcar products and financing, leasing, refurbishing and re-marketing services, depending on whether the customer is buying new equipment, refurbishing existing equipment, or seeking to outsource the maintenance or management of equipment.

   Through customer relationships, insights are derived into the potential need for new products and services. Marketing and engineering personnel collaborate to evaluate opportunities and identify and develop new products. Research and development costs incurred for new product development during 1999, 1998 and 1997 were $1,107,000, $1,470,000 and $1,097,000, respectively.

                              CUSTOMERS AND BACKLOG

   The manufacturing customer base includes every transportation company that utilizes double-stack or conventional railcars as well as financial institutions that provide equipment to the transportation industry. A portion of the customer base includes TTX Company, Burlington Northern Sante Fe ("BNSF"), Union Pacific, Canadian National Railway Company, Norfolk Southern Railway Company, NorRail, Inc. and General Electric Railcar Services.

The following table lists the Company's backlog in units and dollars for new railcars at the dates shown:


                                                             August 31,
                                               ------------- ------------ ------------
                                                   1999         1998         1997
                                                   ----         ----         ----
New railcar backlog(1)                              4,000        6,200        2,600
Estimated value (in thousands)                   $271,000     $375,000     $133,000

----------
(1)  Each platform of an articulated car is treated as a separate car.

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

   Leasing customers include Class I Railroads, regional and short line railroads, other leasing companies, shippers and carriers such as Union Pacific, BNSF, Oregon Steel Mills, and First Union Rail.

   In 1999, sales to the two largest customers, TTX Company and BNSF, accounted for 28 percent and 17 percent of total revenues and 34 percent and 18 percent of manufacturing revenues. Sales to Union Pacific accounted for approximately 41% of leasing and services revenues. No other customers accounted for more than 10 percent of total, manufacturing or leasing and services revenues.

                                   COMPETITION

   Greenbrier is affected by a variety of competitors in each of its principal business activities. There are currently seven major railcar manufacturers competing in North America. Two of these producers build railcars principally for their own fleets and five producers - Trinity Industries, Inc., Thrall Car Manufacturing Co., Johnstown America Corp., National Steel Car, Ltd. and the Company - compete principally in the general railcar market. Some of these producers have substantially greater resources than the Company. Greenbrier competes on the basis of type of product, reputation for quality, price, reliability of delivery and customer service and support. Competition in Europe, with 20-30 railcar producers, is more fragmented than in North America.

   In railcar leasing, principal competitors in North America include The CIT Group, DJ Joseph, First Union Rail, GATX Corporation, General Electric Railcar Services, NorRail, Inc. and Helm Financial Corp. Greenbrier does not currently provide significant leasing services in Europe.

                             PATENTS AND TRADEMARKS

   Greenbrier pursues a proactive program for protection of intellectual property resulting from its research and development efforts. Greenbrier has obtained patent and trademark protection for significant intellectual property as it relates to its manufacturing business. The Company holds several United States and foreign patents of varying duration and has several patent applications pending.

                              ENVIRONMENTAL MATTERS

   The Company is subject to national, state, provincial and local environmental laws and regulations concerning, among other matters, air emissions, waste water discharge, solid and hazardous waste disposal and employee health and safety. Greenbrier maintains an active program of environmental compliance and believes that its current operations are in material compliance with all applicable national, state, provincial and local environmental laws and regulations. Prior to acquiring manufacturing facilities, the Company conducts investigations to evaluate the environmental condition of subject properties and negotiates contractual terms for allocation of environmental exposure arising from prior uses. Upon commencing operations at acquired facilities, the Company endeavors to implement environmental practices, which are at least as stringent as those mandated by applicable laws and regulations. Environmental studies have been conducted of owned and leased properties, which indicate additional investigation and some remediation may be necessary.

   The Portland, Oregon manufacturing facility is located on the Willamette River. The U.S. Environmental Protection Agency is considering possible classification of portions of the river bed, including the portion fronting the facility, as a federal "superfund" site due to sediment contamination. There is no indication that Greenbrier has contributed to contamination of theWillamette River bed, although uses by prior owners of the property may have contributed. Nevertheless, ultimate classification of the Willamette River may have an impact on the value of the Company's investment in the property and may require the Company to initially bear a portion of the cost of any mandated remediation. Greenbrier may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways on the river and classification as a superfund site could result in some limitations on future launch activity. The outcome of such actions cannot be estimated; however, management believes that any ultimate liability resulting from environmental issues will not materially effect the financial position or results of operations of the Company.

                                   REGULATION

   The Federal Railroad Administration (the "FRA") in the United States and Transport Canada in Canada administer and enforce laws and regulations relating to railroad safety. These regulations govern equipment and safety appliance standards for freight cars and other rail equipment used in interstate commerce. The Association of American Railroads (the "AAR") also promulgates a wide variety of rules and regulations governing the safety and design of equipment, relationships among railroads with respect to railcars in interchange and other matters. The AAR also certifies railcar builders and component manufacturers that provide equipment for use on North American railroads. The effect of these regulations is that the Company must maintain its certifications with the AAR as a car builder and component manufacturer, and products sold and leased by the Company must meet AAR, Transport Canada and FRA standards.

   In Europe, many countries have deregulated their railroads and the privatization process is underway. However, each country currently has its own market with different certifications required in each. To address cross-border issues, the European Union has proposed international rail routes that would run on a common standard with few customs restrictions.

                        EXECUTIVE OFFICERS OF THE COMPANY

The following are the executive officers of the Company.

ALAN JAMES, 69, is Chairman of the Board of Directors of Greenbrier, a position he has held since 1994. Mr. James was President of Greenbrier from 1974 to 1994.

WILLIAM A. FURMAN, 55, is President, Chief Executive Officer and a director of Greenbrier, positions he has held since 1994. Mr. Furman is also Chief Executive Officer of Gunderson, Inc., Managing Director of TrentonWorks Limited, and Chairman of the Board of Directors of WagonySwidnica, S.A. Mr. Furman was Vice President of Greenbrier from 1974 to 1994. Mr. Furman serves as a director of Schnitzer Steel Industries, Inc., a steel recycling and manufacturing company.

ROBIN D. BISSON, 45, has been Senior Vice President Marketing and Sales since 1996 and President of Greenbrier Railcar, Inc., a subsidiary that engages in railcar leasing, since 1991. Mr. Bisson was Vice President of Greenbrier Railcar, Inc. from 1987 to 1991 and has been Vice President of Greenbrier Leasing Corporation, a subsidiary that engages in railcar leasing, since 1987.

LARRY G. BRADY, 60, is Senior Vice President and Chief Financial Officer of the Company. Prior to becoming Senior Vice President in 1998 he was Vice President and Chief Financial Officer since 1994. Mr. Brady has been Senior Vice President of Greenbrier Leasing Corporation since he joined the Company in 1991. From 1974 to 1990, he was a partner with Touche Ross & Co. (which subsequently became Deloitte & Touche LLP).

A. DANIEL O'NEAL, JR., 63, has been Chairman of Autostack Corporation, a subsidiary that engages in vehicle transportation, since 1992; a director of Gunderson, Inc. since 1985 and serves as a director of the Company. From 1973 until 1980, Mr. O'Neal served as a commissioner of the Interstate Commerce Commission, and from 1977 until 1980 served as its Chairman. From 1989 until 1996 he was chief executive officer and owner of a freight transportation services company. He is currently Chairman of Powertech Toolworks, Inc., a computer services company, and Chairman of World2Market.com, an internet retail company.

MARK J. RITTENBAUM, 42, is Vice President and Treasurer of the Company, a position he has held since 1994. Mr. Rittenbaum is also Vice President of Greenbrier Leasing Corporation and Greenbrier Railcar, Inc., positions he has held since 1993 and 1994.

TIMOTHY A. STUCKEY, 49, has been President of Gunderson Rail Services since May 1999 and President of Autostack Corporation since 1992, prior to which he served as Executive Vice President of Autostack since 1990, and Assistant Vice President of Greenbrier Leasing Corporation since 1987.

NORRISS M. WEBB, 60, is Executive Vice President and General Counsel of the Company, a position he has held since 1994. He is also Vice President, Secretary and a director of Gunderson, Inc. Mr. Webb was Vice President of the Company from 1981 to 1994.

L. CLARK WOOD, 57, has been President of Manufacturing Operations since April 1998, President of Gunderson, Inc. since 1990 and Chief Executive Officer of TrentonWorks Limited since June 1995. Mr. Wood was Vice President and Director of Railcar Sales at Trinity Industries, Inc., a railroad freight car manufacturer, from 1985 to 1990.

Executive officers are elected by the Board of Directors. There are no family relationships among any of the executive officers of the Company. Mr. James, Chairman of the Board of Directors, and Mr. Furman have entered into a Stockholders' Agreement pursuant to which they have agreed, among other things, to vote as directors to elect Mr. Furman as President and Chief Executive Officer of the Company, Mr. James as Chairman, and certain persons as executive officers and each to vote for the other and for the remaining existing directors in electing directors of the Company.

                                    EMPLOYEES

As of August 31, 1999, Greenbrier had 3,737 full-time employees, consisting of 3,609 employees engaged in railcar and marine manufacturing, and railcar services, and 128 employees engaged in leasing and services activities. A total of 1,210 employees at the manufacturing facility in Trenton, Nova Scotia, Canada are covered by collective bargaining agreements which expire in 2000. In addition, 325 employees at the manufacturing facility in Swidnica, Poland are also covered by collective bargaining agreements that can be terminated by either party with three months notice. A stock incentive plan and a stock purchase plan are available for all North American employees. A discretionary bonus program is maintained for salaried and most hourly employees not covered by collective bargaining agreements. Greenbrier believes that its relations with its employees are generally good.


ITEM 2.    PROPERTIES

   The Company operates at the following facilities in North America and Europe as of August 31, 1999:


--------------------------------------------------------------------------------------------------------------------------
         DESCRIPTION                           SIZE                         LOCATION                    STATUS
--------------------------------------------------------------------------------------------------------------------------
Railcar and marine              75 acres including 774,000 sq.      Portland, Oregon          Owned
manufacturing facility          ft. of manufacturing space and a
                                750-foot side-launch ways for
                                launching ocean-going vessels
--------------------------------------------------------------------------------------------------------------------------
Railcar manufacturing and       100 acres with 800,000 sq. ft. of   Trenton, Nova Scotia      Owned
forge facility                  manufacturing space as well as a
                                forge shop
--------------------------------------------------------------------------------------------------------------------------
Railcar manufacturing facility  112 acres with 676,000 sq. ft. of   Swidnica, Poland          Owned
                                manufacturing space
--------------------------------------------------------------------------------------------------------------------------
Railcar manufacturing and       461,991 sq. ft. of manufacturing    Sahagun, Mexico           Leased through 2003(1)
wheel reconditioning shop       space, which includes a 152,245
                                sq. ft. wheel reconditioning shop
--------------------------------------------------------------------------------------------------------------------------
Railcar repair facility         70 acres                            Cleburne, Texas           Leased through 2002 with
                                                                                              an option to purchase
--------------------------------------------------------------------------------------------------------------------------
Railcar repair facility         40 acres                            Finley, Washington        Leased through 2015 with
                                                                                              an option to purchase
--------------------------------------------------------------------------------------------------------------------------
Railcar repair facility         18 acres                            Atchison, Kansas          Owned
--------------------------------------------------------------------------------------------------------------------------
Railcar repair facility         5.4 acres                           Springfield, Oregon       Leased through 2004
--------------------------------------------------------------------------------------------------------------------------
Wheel reconditioning shop       5.6 acres                           Tacoma, Washington        Leased through 2003 with
                                                                                              extensions through 2071
--------------------------------------------------------------------------------------------------------------------------
Wheel reconditioning shop       20,000 sq. ft.                      Pine Bluff, Arkansas      Leased through 1999
--------------------------------------------------------------------------------------------------------------------------
Executive offices, railcar      32,000 sq. ft.                      Lake Oswego, Oregon       Leased through 2001
marketing and leasing
activities
--------------------------------------------------------------------------------------------------------------------------

(1) The property in Sahagun, Mexico, is leased by Gunderson Concarril from Bombardier Transportation, Greenbrier's joint venture partner.

   Marketing and administrative offices are also leased in various locations throughout North America and Europe. Greenbrier believes that its facilities are in good condition and that the facilities, together with anticipated capital improvements and additions, are adequate to meet its operating needs for the foreseeable future. The need for expansion and upgrading of the railcar manufacturing and refurbishment facilities is continually evaluated in order to take advantage of increased market opportunities for new railcar designs and repair and refurbishment services.

ITEM 3.  LEGAL PROCEEDINGS

   Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. In addition, litigation has been initiated by former shareholders of Interamerican Logistics Inc. ("Interamerican"), which was acquired in the fall of 1996. The plaintiffs allege that Greenbrier violated the agreements pursuant to which it acquired ownership of Interamerican and seek damages aggregating $4.5 million Canadian. Management believes the claim is without merit and intends to vigorously defend its position. Accordingly, management believes that any ultimate liability resulting from litigation will not materially affect the financial position, results of operations or cash flows of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

   Reference is made to the information set forth in the section entitled "Common Stock" on page 44 of the 1999 Annual Report to Stockholders, which section is incorporated herein by reference.


ITEM 6.    SELECTED FINANCIAL DATA

   Reference is made to the information set forth in the section entitled "Selected Financial Information" on page 22 of the Company's 1999 Annual Report to Stockholders, which section is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Reference is made to the information set forth in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 23 to 27 of the 1999 Annual Report to Stockholders, which section is incorporated herein by reference.


ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Greenbrier has assessed its exposure to market risk for its variable rate debt and foreign currency exposures and believes that exposures to such risks are not material.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following consolidated financial statements and report of independent auditors set forth in the 1999 Annual Report to Stockholders are incorporated herein by reference: Consolidated Balance Sheets as of August 31, 1999 and 1998, and the Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for each of the years ended August 31, 1999, 1998 and 1997, on pages 29 to 32, the Notes to Consolidated Financial Statements on pages 33 to 41, the report of independent auditors thereon on page 28 and the section entitled Quarterly Results of Operations on page 42.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

   There is hereby incorporated by reference the information under the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's year ended August 31, 1999, and the information under the caption "Executive Officers of the Company" in Part I, Item 1, "Business," of this Annual Report on Form 10-K.


ITEM 11.   EXECUTIVE COMPENSATION

   There is hereby incorporated by reference the information under the caption "Executive Compensation" in Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's year ended August 31, 1999.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   There is hereby incorporated by reference the information under the captions "Voting" and "Stockholdings of Certain Beneficial Owners and Management" in Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's year ended August 31, 1999.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   There is hereby incorporated by reference the information under the caption "Certain Relationships and Related Party Transactions" in Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's year ended August 31, 1999.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   The Consolidated Financial Statements, together with the report thereon of Deloitte & Touche LLP, dated October 25, 1999, appearing on pages 28 to 41 of the 1999 Annual Report to Stockholders are incorporated by reference into this Annual Report on Form 10-K. With the exception of the aforementioned information and that which is specifically incorporated in Parts I and II, the 1999 Annual Report to Stockholders is not to be deemed filed as part of this Annual Report on Form 10-K.


                                                                                             Annual Report
                                                                                               Page No.
                                                                                               --------
(a)  (1) Financial Statements of the Company - Index                                               21
         Independent Auditors' Report                                                              28
         Consolidated Balance Sheets as of August 31, 1999 and 1998                                29
         Consolidated Statements of Operations for each of the years ended
              August 31, 1999, 1998 and 1997                                                       30
         Consolidated Statements of Stockholders' Equity and Comprehensive
              Income (Loss) for each of the years ended August 31, 1999, 1998 and 1997             31
         Consolidated Statements of Cash Flows for each of the years ended
              August 31, 1999, 1998 and 1997                                                       32
         Notes to Consolidated Financial Statements                                                33


                                                                                              This Filing
                                                                                               Page No.
                                                                                               --------
     (2) The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements in the 1999
         Annual Report to Stockholders. All other schedules have been omitted because they are inapplicable, not required or because the information is given in the Consolidated Financial Statements or related Notes to
         Consolidated Financial Statements.

         Independent Auditors' Report                                                              14
         Schedule I - Condensed Financial Information of Registrant                                15

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

         10.8.    Amendment No. 1 to the 1994 Stock Incentive Plan, dated July
                  14, 1998, incorporated herein by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended
                  August 31, 1998.

         10.9.    Amendment No. 2 to the 1994 Stock Incentive Plan.

         10.10    Amendment No. 3 to the 1994 Stock Incentive Plan.

         10.11.   Form of Agreement concerning Indemnification and Related
                  Matters (Directors) between Registrant and its directors is incorporated herein by reference to Exhibit 10.18 to Registrant's Registration Statement No. 33-78852, dated
                  July 11, 1994.

         10.12.   Form of Option with Right of First Refusal and Agreement of
                  Purchase and Sale among William A. Furman, Alan James and
                  Registrant is incorporated herein by reference to Exhibit
                  10.13 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

         10.13.   Railcar Management Agreement between Greenbrier Leasing
                  Corporation and James-Furman & Company, dated as of December
                  31, 1989 is incorporated herein by reference to Exhibit 10.9 to Registrant's Registration Statement No. 33-78852, dated
                  July 11, 1994.

         10.14. Form of Amendment No. 1 to Railcar Management Agreement between Greenbrier Leasing Corporation and James-Furman &
                  Company dated as of July 1, 1994 is incorporated herein by reference to Exhibit 10.11 to Registrant's Registration
                  Statement No. 33-78852, dated July 11, 1994.

         10.15.   Railcar Maintenance Agreement between Greenbrier Leasing
                  Corporation and James-Furman & Company, dated as of December
                  31, 1989 is incorporated herein by reference to Exhibit 10.10 to Registrant's Registration Statement No. 33-78852, dated
                  July 11, 1994.



         10.16. Form of Amendment No. 1 to Railcar Maintenance Agreement between Greenbrier Leasing Corporation and James-Furman &
                  Company dated as of July 1, 1994 is incorporated herein by reference to Exhibit 10.12 to Registrant's Registration
                  Statement No. 33-78852, dated July 11, 1994.

         10.17. Lease of Land and Improvements dated as of July 23, 1992 between the Atchison, Topeka and Santa Fe Railway Company and
                  Gunderson Southwest, Inc. is incorporated herein by reference to Exhibit 10.4 to Registrant's Registration
                  Statement No. 33-78852, dated July 11, 1994.

         10.18. First amendment dated September 26, 1994 to the Lease of Land and Improvements dated as of July 23, 1992 between The
                  Atchison, Topeka and Santa Fe Railway Company and Gunderson
                  Southwest, Inc. is incorporated herein by reference to Exhibit
                  10.24 to Registrant's Quarterly Report on form 10-Q for the quarter ended November 30, 1994.

         10.19.   Re-marketing Agreement dated as of November 19, 1987 among
                  Southern Pacific Transportation Company, St. Louis
                  Southwestern Railway Company, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. is incorporated herein by reference to Exhibit 10.5 to Registrant's Registration
                  Statement No. 33-78852, dated July 11, 1994.

         10.20.   Amendment to Re-marketing Agreement among Southern Pacific
                  Transportation Company, St. Louis Southwestern Railway
                  Company, Greenbrier Leasing Corporation and Greenbrier
                  Railcar, Inc. dated as of November 15, 1988 is incorporated herein by reference to Exhibit 10.6 to Registrant's
                  Registration Statement No. 33-78852, dated July 11, 1994.

         10.21.   Amendment No. 2 to Re-marketing Agreement among Southern
                  Pacific Transportation Company, St. Louis Southwestern Railway
                  Company, Greenbrier Leasing Corporation and Greenbrier
                  Railcar, Inc. is incorporated herein by reference to Exhibit
                  10.7 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

         10.22.   Amendment No. 3 to Re-marketing Agreement dated November 19,
                  1987 among Southern Pacific Transportation Company, St. Louis
                  Southwestern Railway Company, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. dated as of March 5, 1991 is incorporated herein by reference to Exhibit 10.8 to Registrant's Registration Statement No. 33-78852, dated July
                  11, 1994.

         10.23.   Stock Incentive Plan - 2000, dated as of April 6, 1999.

         13.      1999 Annual Report

         21.1.    List of the subsidiaries of the Registrant

         23.      Consent of Deloitte & Touche LLP, independent auditor

         27.      Financial Data Schedule

--------------
*     Management contract or compensatory plan or arrangement

(b)   Reports on Form 8-K

      None



INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
The Greenbrier Companies, Inc.

We have audited the consolidated financial statements of The Greenbrier
Companies, Inc. and Subsidiaries as of August 31, 1999 and 1998, and for each of the three years in the period ended August 31, 1999, and have issued our report thereon dated October 25, 1999; such consolidated financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of The Greenbrier Companies, Inc. and Subsidiaries, listed in
Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP


Portland, Oregon
October 25, 1999



                                   SCHEDULE I

                         THE GREENBRIER COMPANIES, INC.
                         CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT
                                 (In thousands)


BALANCE SHEETS
                                                                                              August 31,
                                                                                    -------------------------------
                                                                                        1999              1998
                                                                                    -------------    --------------
                                     ASSETS

Cash and cash equivalents                                                           $          31    $          169
Accounts receivable                                                                           229             2,623
Due from affiliates                                                                         9,898            13,972
Investment in subsidiaries                                                                162,305           119,246
Deferred income taxes                                                                         650                 -
Prepaid expenses and other                                                                  2,282             2,764
                                                                                    -------------    --------------

                                                                                    $     175,395    $      138,774
                                                                                    =============    ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                            $       7,002    $        3,259
Due to affiliates                                                                          34,230            12,457
Deferred income taxes                                                                           -             1,688
Stockholders' equity                                                                      134,163           121,370
                                                                                    -------------    --------------

                                                                                    $     175,395    $      138,774
                                                                                    =============    ==============


STATEMENTS OF OPERATIONS
                                                                                Year ended August 31,
                                                                  -------------------------------------------------
                                                                       1999             1998              1997
                                                                  --------------    -------------    --------------
Interest and other income                                         $        1,528    $         612    $        1,044

Expenses
   Selling and administrative                                             10,474            8,859             4,571
   Interest                                                                1,325              326                26
                                                                  --------------    -------------    --------------
                                                                          11,799            9,185             4,597
                                                                  --------------    -------------    --------------

Loss before income tax benefit and equity
  in earnings of subsidiaries                                            (10,271)          (8,573)           (3,553)
Income tax benefit                                                         4,268            3,601             1,496
                                                                  --------------    -------------    --------------
Loss before equity in earnings (loss) of subsidiaries                     (6,003)          (4,972)           (2,057)
Equity in earnings (loss) of subsidiaries                                 25,484           25,304            (2,114)
                                                                  --------------    -------------    --------------

Net earnings (loss)                                               $       19,481    $      20,332    $       (4,171)
                                                                  ==============    =============    ==============

                         THE GREENBRIER COMPANIES, INC.
                         CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT
                                 (In thousands)


STATEMENTS OF CASH FLOWS


                                                                                Year ended August 31,
                                                                  --------------------------------------------------
                                                                       1999             1998              1997
                                                                  --------------    ------------     ---------------
Cash flows from operating activities:
   Net earnings (loss)                                            $       19,481    $      20,332    $       (4,171)
   Adjustments to reconcile net earnings (loss) to net cash
       provided by operating activities:
     Deferred income taxes                                                (2,338)             996             1,081
     Equity in earnings of subsidiaries                                  (25,484)         (25,304)           (8,564)
     Other                                                                 1,037              685               (47)
   Decrease (increase) in assets:
     Accounts and notes receivable                                         2,394           (2,575)               10
     Due from affiliates                                                   4,074           (2,140)           14,827
     Prepaid expenses and other                                              482           (1,182)             (644)
   Increase (decrease) in liabilities:
     Accounts payable and accrued liabilities                              3,743            2,144            (1,740)
     Due to affiliates                                                    21,773            9,380             2,477
                                                                  --------------    -------------    --------------
   Net cash provided by operating activities                              25,162            2,336             3,229

Cash flows from investing activities:
   Investment in subsidiary                                              (19,770)             -                 -
                                                                  ---------------   -------------    --------------
   Net cash used in investing activities                                 (19,770)             -                 -

Cash flows for financing activities:
   Dividends                                                              (5,559)          (3,409)           (3,399)
   Proceeds from stock options                                                29            1,221                 -
   Proceeds from subsidiary redemption of preferred stock                    -                -                  68
                                                                  --------------    -------------    --------------
   Net cash used in financing activities                                  (5,530)          (2,188)           (3,331)

Increase (decrease) in cash                                                 (138)             148              (102)

Cash and cash equivalents:
   Beginning of year                                                         169               21               123
                                                                  --------------    -------------    --------------

   End of year                                                    $           31    $         169    $           21
                                                                  ==============    =============    ==============

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                         $        1,413    $         326    $           26

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE GREENBRIER COMPANIES, INC.

Dated:   November 24, 1999                 By: /s/ William A. Furman
                                              ----------------------------------
                                           William A. Furman
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                                                               Date
---------                                                                               ----
  /s/ Alan James                                                                    November 24, 1999
-------------------------------
Alan James, Chairman of the Board


  /s/ William A. Furman                                                             November 24, 1999
-------------------------------
William A. Furman, President and
Chief Executive Officer, Director


  /s/ Victor G. Atiyeh                                                              November 24, 1999
-------------------------------
Victor G. Atiyeh, Director


  /s/ Peter K. Nevitt                                                               November 24, 1999
-------------------------------
Peter K. Nevitt, Director


  /s/ A. Daniel O'Neal                                                              November 24, 1999
-------------------------------
A. Daniel O'Neal, Director


  /s/ C. Bruce Ward                                                                 November 24, 1999
-------------------------------
C. Bruce Ward, Director


  /s/ Benjamin R. Whiteley                                                          November 24, 1999
-------------------------------
Benjamin R. Whiteley, Director


  /s/ Larry G. Brady                                                                November 24, 1999
-------------------------------
Larry G. Brady, Sr. Vice President and
Chief Financial Officer (Principal Financial
and Accounting Officer)