Form 10-Q
period 1999-11-30
GREENBRIER COMPANIES INC
filed 2000-01-14
CIK 923120

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           ------------------------------------------------------------

                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                for the quarterly period ended November 30, 1999

                                       or

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 for the transition period from ______ to ______

                           Commission File No. 1-13146

           ------------------------------------------------------------

                         THE GREENBRIER COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                93-0816972
        (State of Incorporation)            (I.R.S. Employer Identification No.)

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

     Yes     X      No
          -------      -------

     The number of shares of the registrant's common stock, $0.001 par value per share, outstanding on December 31, 1999 was 14,254,632 shares.

                                                THE GREENBRIER COMPANIES, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)


                                                                                  November 30,            August 31,
                                                                                      1999                   1999
                                                                                  -------------         -------------
ASSETS

   Cash and cash equivalents                                                      $      16,881         $      77,161
   Restricted cash and investments                                                          -                     635
   Accounts and notes receivable                                                         64,290                47,514
   Inventories                                                                          112,989                92,495
   Investment in direct finance leases                                                  138,743               143,185
   Equipment on operating leases                                                        100,639                93,225
   Property, plant and equipment                                                         73,360                69,316
   Other                                                                                 26,981                27,185
                                                                                  -------------         -------------

                                                                                  $     533,883         $     550,716
                                                                                  =============         =============



LIABILITIES AND STOCKHOLDERS' EQUITY

   Revolving notes                                                                $      22,739         $       3,783
   Accounts payable and accrued liabilities                                             103,176               131,474
   Deferred participation                                                                51,454                50,439
   Deferred income taxes                                                                 17,292                17,634
   Notes payable                                                                        155,701               161,401

   Subordinated debt                                                                     37,788                37,788

   Minority interest                                                                     12,612                14,034
   Commitments and contingencies (Note 5)

   Stockholders' equity

     Preferred stock - $0.001 par value, 25,000 shares

      authorized, none outstanding                                                          -                     -
      Common stock - $0.001 par value, 50,000 shares
      authorized, 14,255 outstanding at both

      November 30, 1999 and August 31, 1999                                                  14                    14
     Additional paid-in capital                                                          50,495                50,495
     Retained earnings                                                                   84,675                85,534
     Other comprehensive income                                                          (2,063)               (1,880)
                                                                                  -------------         -------------
                                                                                        133,121               134,163
                                                                                  -------------         -------------

                                                                                  $     533,883         $     550,716
                                                                                  =============         =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                THE GREENBRIER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)



                                                                                    Three Months Ended
                                                                                       November 30,
                                                                           -----------------------------------
                                                                                1999                  1998
                                                                           -------------         -------------
REVENUE

   Manufacturing                                                           $      91,749         $     100,074
   Leasing and services                                                           21,253                20,012
                                                                           -------------         -------------
                                                                                 113,002               120,086

COST OF REVENUE

   Manufacturing                                                                  80,013                90,393
   Leasing and services                                                           12,214                 8,198
                                                                           -------------         -------------
                                                                                  92,227                98,591

MARGIN                                                                            20,775                21,495

OTHER COSTS
   Selling and administrative expense                                             12,405                 9,445
   Interest expense                                                                4,978                 4,746
                                                                           -------------         -------------
                                                                                  17,383                14,191

Earnings before income tax expense, minority
     interest and equity in unconsolidated
     subsidiary                                                                    3,392                 7,304

Income tax expense                                                                (2,237)               (3,555)
                                                                           -------------         -------------

Earnings before minority interest and equity in
    unconsolidated subsidiary                                                      1,155                 3,749

Minority interest                                                                   (746)                 (657)

Equity in unconsolidated subsidiary                                                   15                  (226)
                                                                           -------------         -------------

NET EARNINGS                                                               $         424         $       2,866
                                                                           =============         =============

Basic earnings per share                                                   $        0.03         $        0.20
                                                                           =============         =============

Diluted earnings per share                                                 $        0.03         $        0.20
                                                                           =============         =============

Weighted average shares outstanding:

   Basic                                                                          14,255                14,254
   Diluted                                                                        14,305                14,323


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                THE GREENBRIER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)


                                                                                    Three Months Ended
                                                                                       November 30,
                                                                           -----------------------------------
                                                                                1999                  1998
                                                                           -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net earnings                                                            $         424         $       2,866
   Adjustments to reconcile net earnings to net cash
   used in operating activities:
     Deferred income taxes                                                          (342)               (1,927)
     Deferred participation                                                        1,015                 1,519
     Depreciation and amortization                                                 4,603                 3,849
     Gain on sales of equipment                                                      (62)               (2,624)
     Other                                                                           215                   441
   Increase in assets:
     Accounts and notes receivable                                               (16,776)               (4,263)
     Inventories                                                                 (17,818)              (17,707)
     Other                                                                          (515)                 (163)
   Increase (decrease) in liabilities:

     Accounts payable and accrued liabilities                                    (28,276)                6,446
                                                                           -------------         -------------
   Net cash used in operating activities                                         (57,532)              (11,563)
                                                                           -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition, net of cash acquired                                               (539)               (3,553)
    Principal payments received under direct finance leases                        4,378                 4,118
    Proceeds from sales of equipment                                                 207                21,111
    Purchase of property and equipment                                           (19,321)               (6,695)
    Use of (investment in) restricted cash and investments                           635                  (381)
                                                                           -------------         -------------
   Net cash provided by (used in) investing activities                           (14,640)               14,600
                                                                           -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                                                      20,103                   -
    Repayments of borrowings                                                      (6,928)               (8,483)
    Dividends                                                                     (1,283)                 (855)
    Proceeds from stock options                                                      -                     119
                                                                           -------------         -------------
   Net cash provided by (used in) financing activities                            11,892                (9,219)
                                                                           -------------         -------------

DECREASE IN CASH AND CASH EQUIVALENTS                                            (60,280)               (6,182)
Cash and cash equivalents:
   Beginning of period                                                            77,161                41,912
                                                                           -------------         -------------

   End of period                                                           $      16,881         $      35,730
                                                                           =============         =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:

    Interest                                                               $       5,098         $       3,079
    Income taxes                                                                   1,487                   118


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                THE GREENBRIER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

   The consolidated financial statements of The Greenbrier Companies, Inc. and Subsidiaries ("Greenbrier" or the "company") as of November 30, 1999 and for the three months ended November 30, 1999 and 1998 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three months ended November 30, 1999 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2000. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the 2000 presentation.

   Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements contained in Greenbrier's 1999 Annual Report incorporated by reference into the company's 1999 Annual Report on Form 10-K.

NOTE 2 - INVENTORIES


                                                                                 November 30,           August 31,
                                                                                     1999                  1999
                                                                                ---------------      ----------------
Manufacturing supplies and raw materials                                        $        12,743      $         10,953
Work-in-process                                                                          50,562                66,255
Assets held for sale or refurbishment                                                    49,684                15,287
                                                                                ---------------      ----------------

                                                                                $       112,989      $         92,495
                                                                                ===============      ================

NOTE 3 - COMPREHENSIVE INCOME

The following is a reconciliation of net earnings to comprehensive income:


                                                                                        Three Months Ended
                                                                                           November 30,
                                                                                -------------------------------------
                                                                                     1999                  1998
                                                                                ---------------      ----------------
Net earnings                                                                    $           424      $          2,866
Foreign currency translation adjustment (net of tax benefit and
   expense of $205 and $58)                                                                (183)                   74
                                                                                ---------------      ----------------

Comprehensive income                                                            $           241      $          2,940
                                                                                ===============      ================

                                                THE GREENBRIER COMPANIES, INC.

NOTE 4 - SEGMENT INFORMATION

   Greenbrier has two reportable segments: manufacturing and leasing and services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the consolidated financial statements contained in the company's 1999 Annual Report. Performance is evaluated based on margin, which is presented on the Consolidated Statements of Operations. Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties, that is, at market prices.

   The information in the following tables is derived directly from the segments' internal financial reports used for corporate management purposes. Unallocated assets primarily consist of cash, short-term investments and capitalized loan costs.


                                                                                        Three Months Ended
                                                                                           November 30,
                                                                                -------------------------------------
                                                                                     1999                  1998
                                                                                ---------------      ----------------
REVENUE:
   Manufacturing                                                                $       147,201      $        130,222
   Leasing and services                                                                  26,927                24,028
   Eliminate intersegment                                                               (61,126)              (34,164)
                                                                                ---------------      ----------------

                                                                                $       113,002      $        120,086
                                                                                ===============      ================

DEPRECIATION AND AMORTIZATION:
   Manufacturing                                                                $         2,195      $          1,589
   Leasing and services                                                                   2,408                 2,260
                                                                                ---------------      ----------------

                                                                                $         4,603      $          3,849
                                                                                ===============      ================

CAPITAL EXPENDITURES:
   Manufacturing                                                                $         6,889      $          4,456
   Leasing and services                                                                  12,432                 2,239
                                                                                ---------------      ----------------

                                                                                $        19,321      $          6,695
                                                                                ===============      ================

                                                                                 November 30,           August 31,
                                                                                     1999                  1999
                                                                                ---------------      ----------------

ASSETS:
   Manufacturing                                                                $       187,418      $        188,147
   Leasing and services                                                                 328,711               284,401
   Unallocated                                                                           17,754                78,168
                                                                                ---------------      ----------------

                                                                                $       533,883      $        550,716
                                                                                ===============      ================


NOTE 5 - COMMITMENTS AND CONTINGENCIES

   Purchase commitments of approximately $22,000 for leasing and services operating equipment were outstanding as of November 30, 1999.

   Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. Litigation has been initiated by former shareholders of Interamerican Logistics Inc. ("Interamerican"), which was acquired in the fall of 1996. The plaintiffs allege that Greenbrier violated the agreements pursuant to which it acquired ownership of Interamerican and seek damages aggregating $4,500 Canadian. Management contends the claim to be without merit and intends to vigorously defend its position. Management believes that any ultimate liability resulting from litigation will not materially affect the financial position, results of operations or cash flows of the company.

                                                THE GREENBRIER COMPANIES, INC.

NOTE 6 - ACQUISITIONS

   In December 1999, Greenbrier completed the acquisition of a portion of the minority investor's interest in the Canadian manufacturing subsidiary utilizing operating cash flow and available lines of credit. This acquisition was effective September 1, 1999.

   Also in December 1999, Greenbrier executed an asset purchase agreement with DaimlerChrysler Rail Systems GmbH, Berlin ("Adtranz") for the purchase of Adtranz' Freight Wagon Division. The Freight Wagon Division, located in Siegen, Germany, provides expertise in the fields of engineering, design, sales and marketing and project management. It also includes a comprehensive portfolio of railcar designs certified for the European marketplace, accordingly a significant portion of the assets to be acquired are intangibles. The acquisition is expected to be completed during the second quarter utilizing operating cash flow and available lines of credit.

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

OVERVIEW
   Net earnings for the three-month period ended November 30, 1999 were $424 thousand or $.03 per diluted share. The current period results were negatively impacted by timing differences between the production and delivery of new railcars and lower than anticipated new railcar margins resulting from greater than expected losses in European operations and Auto-Max-Registered Trademark-start-up difficulties. Net losses from the European operations, which include the Polish facility and related sales and marketing costs, were $1.9 million in the current period.

   Subsequent to quarter end, Greenbrier executed an asset purchase agreement with DaimlerChrysler Rail Systems GmbH, Berlin ("Adtranz") for the purchase of Adtranz' Freight Wagon Division. The Freight Wagon Division, located in Siegen, Germany, provides expertise in the fields of engineering, design, sales and marketing and project management. It also includes a comprehensive portfolio of railcar designs certified for the European marketplace, accordingly a significant portion of the assets to be acquired are intangibles. The acquisition is expected to complement Greenbrier's existing European operations and to be completed during the second quarter.

THREE MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1998

MANUFACTURING

   New railcar delivery and backlog information disclosed herein includes all facilities, including the joint venture in Mexico that is accounted for by the equity method.

   Manufacturing revenue for the three-month period ended November 30, 1999 was $92 million compared to $100 million in the corresponding prior period, a decrease of $8 million, or 8%. Revenue resulted primarily from new railcar deliveries which were approximately 1,400 in the current period compared to 1,600 in the prior comparable period. Approximately 800 railcars were produced and placed on lease in the current period for expected delivery or sale in the second and third quarters. In the prior comparable period, 400 railcars were produced for delivery in the second and third quarters of 1999.

   The gross margin of 12.8% for the three months ended November 30, 1999 compares favorably to the prior period gross margin of 9.7% as a result of the efficiencies of longer production runs and a strong market demand for railcars.

   The manufacturing backlog of railcars for sale and lease for all facilities as of November 30, 1999 was approximately 3,900 railcars with an estimated value of $264 million compared to 4,000 railcars valued at $271 million as of August 31, 1999. Subsequent to quarter end, Greenbrier received orders for 2,600 railcars valued at $150 million.

                                                THE GREENBRIER COMPANIES, INC.

LEASING AND SERVICES

   Leasing and services revenue increased $1 million, or 5%, to $21 million for the quarter ended November 30, 1999 compared to $20 million for the quarter ended November 30, 1998. The increase is primarily a result of a multi-year maintenance management agreement that began in December 1998 offset by lower gains on sales of leased equipment.

   Pre-tax earnings realized on the disposition of leased equipment during the quarter amounted to $56 thousand compared to $2.5 million for the corresponding prior period.

   Leasing and services operating margin was 42.5% and 59% for the three-month periods ended November 30, 1999 and 1998. The lower margin in the current period is primarily due to lower gains on sales of leased equipment and the lower margin maintenance management agreement which commenced in December 1998.

OTHER COSTS

   Selling and administrative expense increased $3 million, or 31%, to $12.4 million for the three months ended November 30, 1999 compared to $9.5 million for the comparable prior period. As a percentage of revenue, selling and administrative expense increased to 11% for the three months ended November 30, 1999 from 8% in the prior comparable period. The increase is primarily due to the start-up of the European operations and related increased international sales, marketing and business development activities.

   Interest expense for the three months ended November 30, 1999 was $5 million, similar to the prior period.

   Income tax expense for the three months ended November 30, 1999 and 1998 represents an effective tax rate of 42% on U.S. operations and varying effective tax rates on foreign operations. The consolidated effective tax rate of 66% in the current period is a result of European operating losses for which no tax benefit has been recognized. The consolidated effective tax rate for the prior comparable period was 49%.

   Minority interest increased for the three months ended November 30, 1999 as compared to the prior period as a result of improved results from the Canadian manufacturing operation offset by losses from the Polish manufacturing operation. Greenbrier increased its ownership position in the Polish operation in August 1999 and in the Canadian operation in September 1999.

LIQUIDITY AND CAPITAL RESOURCES

   Cash used by operations totaled $58 million for the three months ended November 30, 1999. During the quarter ended November 30, 1999, assets held for sale, included in inventory, increased $34 million principally due to railcars produced and placed on lease during the quarter that are expected to be sold in the second and third quarters.

   Credit facilities aggregated $124 million as of November 30, 1999. A $60 million revolving line of credit is available through May 2001 to provide working capital and interim financing of equipment for the leasing and services operations. A $40 million operating line of credit to be used for working capital is available through February 2002 for U.S. manufacturing operations. A $20 million (at the November 30, 1999 exchange rate) operating line of credit is available through March 2000 for working capital for Canadian manufacturing operations. Operating lines of credit totaling $4 million (at the November 30, 1999 exchange rate) are available through May 2000 for working capital for Polish manufacturing operations. Advances under the revolving and operating lines of credit bear interest at rates which vary depending on the type of borrowing and certain defined ratios. At November 30, 1999, $14 million, $7 million and $2 million were outstanding under the U.S., Canadian and Polish manufacturing operating lines.

   Capital expenditures totaled $19 million and $7 million for the three months ended November 30, 1999 and 1998. Of these capital expenditures, approximately $12 and $5 million were attributable to leasing and services operations. Leasing and services capital expenditures for the remainder of 2000 are expected to be approximately $37 million. Greenbrier regularly sells assets from its lease fleet, some of which may have been purchased within the current year and included in capital expenditures.

                                                THE GREENBRIER COMPANIES, INC.

   Approximately $7 million and $2 million of the capital expenditures for the three months ended November 30, 1999 and 1998 were attributable to manufacturing operations. Manufacturing capital expenditures for the remainder of 2000 are expected to be approximately $17 million and will include plant improvements and equipment acquisitions to further increase capacity, enhance efficiencies and allow for the production of new products.

   Foreign operations give rise to market risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. No provision has been made for credit loss due to counterparty non-performance.

   At November 30, 1999, forward exchange contracts for the purchase of Canadian dollars aggregated $53 million, contracts for the sale of Polish zloties aggregated $4 million and contracts for the sale of German Deutschemarks aggregated $3 million at the November 30, 1999 exchange rates. These contracts mature at various dates through November 2000. At November 30, 1999, gains and losses of approximately $929 thousand and $150 thousand on such contracts have been deferred and will be recognized in income concurrent with the hedged transaction.

   A quarterly dividend of $.09 per share was declared in January 2000, to be paid in February. In July 1999, the dividend rate was increased to $.09 from the $.06 per share that had been paid quarterly since 1995. Future dividends are dependent upon earnings, capital requirements and financial condition.

   Management expects existing funds and cash generated from operations, together with borrowings under existing credit facilities and long-term financing, to be sufficient to fund dividends, working capital needs, planned capital expenditures, expected debt repayments and the planned acquisitions of the Canadian minority interest and the Adtranz' Freight Wagon Division.

YEAR 2000 READINESS DISCLOSURE

   The "Year 2000" issue refers to computer programs that use two rather than four digits to define a given year and which therefore might read a date using "00" as the year 1900 rather than the year 2000. This could result in the computer failing to perform or performing incorrect computations in programs that have date-sensitive software. A variety of computer systems, applications and automated equipment are utilized in daily operations and may be affected by the Year 2000 issue.

   Greenbrier developed a Year 2000 readiness plan that assessed the impact of the Year 2000 issue on both information systems and embedded manufacturing control technology and a remediation plan for mission-critical systems. These systems include manufacturing equipment and internal computer systems supporting the manufacturing and railcar leasing and services operations. Systems and embedded technology not already Year 2000 compliant were corrected or replaced. As part of ongoing equipment replacement programs, non-compliant computers were replaced in advance of any key Year 2000 processing dates and non-compliant software was corrected or replaced. Greenbrier's internal remediation efforts and readiness plans are complete.

   Greenbrier has key relationships with a number of vendors and suppliers, including banks and other providers of goods and services. The company has determined that not all of the vendors and suppliers are Year 2000 compliant. Reliance on single source vendor suppliers, however, is minimal, and the company seeks to limit sole source supply relationships. The company could be adversely impacted if its suppliers and vendors do not make necessary changes to their own systems and products successfully or timely. Critical vendor and supplier assessment is materially complete. Greenbrier is not aware of any significant vendor or supplier which has been materially affected by Year 2000 issues.

   Costs incurred in assessing and remediating Year 2000 issues have aggregated approximately $1.3 million. Internal costs incurred in responding to the Year 2000 issue are not separately tracked. Such costs are principally payroll-related costs. No significant costs are expected to be incurred in the future for assessing or remediating the Year 2000 issues.

   Contingency plans have been developed for continued operations without, or with reduced functionality of, mission-critical systems and suppliers. Activation of these plans, if necessary, may result in reduced capabilities, restricted access to data, slower business processes and delayed product delivery. Greenbrier has not been required to activate any significant contingency plans to date.

                                                THE GREENBRIER COMPANIES, INC.

   While Greenbrier is not aware of any significant Year 2000 issues as a result of the rollover to Year 2000, there remains a risk that either information systems or embedded manufacturing technology may fail or operate at reduced functionality at other key Year 2000 processing dates. Such eventuality could have a material adverse effect on the company's financial position, results of operations or cash flows.

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

                            THE GREENBRIER COMPANIES, INC.

Date:  January 14, 2000    By: /s/ Larry G. Brady
     --------------------      ---------------------------------------
                                   Larry G. Brady
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)