Form 10-Q
period 2000-02-29
GREENBRIER COMPANIES INC
filed 2000-04-14
CIK 923120

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           -----------------------------------------------------------

                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                for the quarterly period ended February 29, 2000

                                       or

          /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 for the transition period from ______ to ______


                           Commission File No. 1-13146

           -----------------------------------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes _X_   No ___

     The number of shares of the registrant's common stock, $0.001 par value per share, outstanding on March 31, 2000 was 14,254,632 shares.

                                                  THE GREENBRIER COMPANIES, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)

                                                                February 29,         August 31,
                                                                    2000                1999
                                                                -------------       -------------
ASSETS
   Cash and cash equivalents                                    $      35,833       $      77,161
   Restricted cash and investments                                        -                   635
   Accounts and notes receivable                                       50,842              47,514
   Inventories                                                        119,384              92,495
   Investment in direct finance leases                                134,077             143,185
   Equipment on operating leases                                      105,500              93,225
   Property, plant and equipment                                       76,731              69,316
   Intangibles and goodwill                                            24,574               4,000
   Other                                                               29,431              23,185
                                                                -------------       -------------

                                                                $     576,372       $     550,716
                                                                =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Revolving notes                                              $      23,978       $       3,783
   Accounts payable and accrued liabilities                           146,025             131,474
   Deferred participation                                              52,494              50,439
   Deferred income taxes                                               20,843              17,634
   Notes payable                                                      153,337             161,401

   Subordinated debt                                                   37,788              37,788

   Minority interest                                                    6,196              14,034
   Commitments and contingencies (Note 7)

   Stockholders' equity:
     Preferred stock - $0.001 par value, 25,000 shares
      authorized, none outstanding                                        -                   -
     Common stock - $0.001 par value, 50,000 shares
      authorized,14,255 outstanding at
      February 29, 2000 and August 31, 1999                                14                  14
     Additional paid-in capital                                        50,495              50,495
     Retained earnings                                                 87,695              85,534
     Accumulated other comprehensive loss                              (2,493)             (1,880)
                                                                -------------       -------------
                                                                      135,711             134,163
                                                                -------------       -------------
                                                                $     576,372       $     550,716
                                                                =============       =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                 THE GREENBRIER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)

                                                        Three Months Ended                      Six Months Ended
                                                   ------------------------------       ------------------------------
                                                   February 29,      February 28,       February 29,      February 28,
                                                        2000            1999                 2000            1999
                                                   ------------    -------------        -------------    -------------
REVENUE
   Manufacturing                                   $    149,387    $     145,048        $    241,182     $     245,122
   Leasing and services                                  23,436           21,892              44,643            41,904
                                                   ------------    -------------        ------------     -------------
                                                        172,823          166,940             285,825           287,026

COST OF REVENUE
   Manufacturing                                        132,070          127,128             212,083           217,521
   Leasing and services                                  12,332           10,339              24,546            18,537
                                                   ------------    -------------        ------------     -------------
                                                        144,402          137,467             236,629           236,058

MARGIN                                                   28,421           29,473              49,196            50,968

OTHER COSTS
   Selling and administrative expense                    16,184           12,347              28,589            21,792
   Interest expense                                       5,061            5,405              10,039            10,151
                                                   ------------    -------------        ------------     -------------
                                                         21,245           17,752              38,628            31,943

Earnings before income tax expense,
  minority interest, equity in unconsolidated
  subsidiary and extraordinary charge                     7,176           11,721              10,568            19,025

Income tax expense                                       (3,726)          (5,592)             (5,963)           (9,147)
                                                   ------------    -------------        ------------     -------------

Earnings before minority interest, equity
  in unconsolidated subsidiary and
  extraordinary charge                                    3,450            6,129               4,605             9,878

Minority interest                                          (397)            (238)             (1,144)             (895)

Equity in unconsolidated subsidiary                       1,250              198               1,266               (28)
                                                   ------------    -------------        ------------     -------------
Earnings before extraordinary charge                      4,303            6,089               4,727             8,955

Extraordinary charge, net of taxes                          -               (938)                -                (938)
                                                   ------------    -------------        ------------     -------------
NET EARNINGS                                       $      4,303    $       5,151        $      4,727     $       8,017
                                                   ============    =============        ============     =============

Basic earnings per share:
   Earnings before extraordinary charge            $       0.30    $       0.43         $       0.33     $        0.63
   Extraordinary charge                                     -             (0.07)                 -               (0.07)
                                                   ------------    ------------         ------------     -------------
   Net earnings                                    $       0.30    $       0.36         $       0.33     $        0.56
                                                   ============    =============        ============     =============

Diluted earnings per share:
   Earnings before extraordinary charge            $       0.30    $       0.43         $       0.33     $        0.63
   Extraordinary charge                                     -             (0.07)                 -               (0.07)
                                                   ------------    ------------         ------------     -------------
   Net earnings                                    $       0.30    $       0.36         $       0.33     $        0.56
                                                   ============    ============         ============     =============

Weighted average shares outstanding:
   Basic                                                 14,255          14,254               14,255            14,254
   Diluted                                               14,267          14,271               14,295            14,286

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                 THE GREENBRIER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

                                                                                             Six Months Ended
                                                                                      --------------------------------
                                                                                       February 29,      February 28,
                                                                                           2000              1999
                                                                                      -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                                       $       4,727     $       8,017
   Adjustments to reconcile net earnings to net cash
    used in operating activities:
     Extraordinary charge                                                                       -                 938
     Deferred income taxes                                                                    3,209             2,243
     Deferred participation                                                                   2,055             2,852
     Depreciation and amortization                                                            9,522             7,534
     Gain on sales of equipment                                                                (433)           (3,203)
     Other                                                                                   (6,975)            1,055
   Decrease (increase) in assets:
     Accounts and notes receivable                                                           (3,302)          (27,710)
     Inventories                                                                            (19,907)          (21,178)
     Intangibles and goodwill                                                                   708              (185)
     Other                                                                                   (1,622)              673
   Increase (decrease) in liabilities:
     Accounts payable and accrued liabilities                                               (15,052)            1,249
                                                                                      -------------     -------------
   Net cash used in operating activities                                                    (27,070)          (27,715)
                                                                                      -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisitions, net of cash acquired                                                       (2,024)           (8,553)
    Principal payments received under direct finance leases                                   8,929             8,336
    Investment in direct finance leases                                                         -                (120)
    Proceeds from sales of equipment                                                         15,693            25,513
    Purchase of property and equipment                                                      (46,845)          (23,686)
    Use of restricted cash and investments                                                      635            15,375
                                                                                      -------------     -------------
    Net cash provided by (used in) investing activities                                     (23,612)           16,865
                                                                                      -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                                                                 25,158            32,102
    Repayments of borrowings                                                                (13,238)          (35,089)
    Dividends paid                                                                           (2,566)           (1,710)
    Proceeds from stock options                                                                 -                  24
                                                                                      -------------     -------------
    Net cash provided by (used in) financing activities                                       9,354            (4,673)
                                                                                      -------------     -------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                       (41,328)          (15,523)
Cash and cash equivalents:
   Beginning of period                                                                       77,161            41,912
                                                                                      -------------     -------------
   End of period                                                                      $      35,833     $      26,389
                                                                                      =============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest                                                                           $       9,241     $       8,644
   Income taxes                                                                               1,816             2,969

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                 THE GREENBRIER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

   The accompanying consolidated financial statements of The Greenbrier Companies, Inc. and Subsidiaries ("Greenbrier" or the "company") have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three and six-month periods ended February 29, 2000 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2000. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the 2000 presentation.

   NET EARNINGS PER SHARE - Basic earnings per share ("EPS") excludes potential dilution, which would occur if additional shares were issued upon exercise of outstanding stock options, while diluted EPS takes this potential dilution into account.

   PROSPECTIVE ACCOUNTING CHANGES - Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires that all derivatives be recognized as either assets or liabilities measured at fair value. Adoption of SFAS No. 133 is currently proposed to be effective for the company's fiscal year beginning September 1, 2000. Greenbrier is currently evaluating the effect of this statement. In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which the Company is required to adopt beginning September 1, 2000. Greenbrier is currently evaluating the effect of SAB No. 101.

   MANAGEMENT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. This includes evaluation of the remaining life and recoverability of long-lived assets. Actual results could differ from such estimates.

   INTANGIBLES AND GOODWILL - Intangibles and goodwill are generally amortized over twelve years using the straight-line method.

   Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Greenbrier's 1999 Annual Report incorporated by reference into the company's 1999 Annual Report on Form 10-K.

NOTE 2 - INVENTORIES

                                                     February 29,       August 31,
                                                         2000              1999
                                                    -------------      -------------
Manufacturing supplies and raw materials            $      18,838      $      10,953
Work-in-process                                            48,097             66,255
Assets held for sale or refurbishment                      52,449             15,287
                                                    -------------      -------------
                                                    $     119,384      $      92,495
                                                    =============      =============

NOTE 3 - COMPREHENSIVE INCOME

   The following is a reconciliation of net earnings to comprehensive income:

                                                          Three Months Ended                   Six Months Ended
                                                     -----------------------------        ---------------------------
                                                     February 29,     February 28,        February 29,    February 28,
                                                           2000           1999                  2000         1999
                                                     -------------   -------------        -------------   ------------
Net earnings                                         $      4,303    $       5,151        $       4,727    $     8,017
Foreign currency translation adjustment, net of tax          (430)          (1,109)                (613)        (1,035)
                                                     ------------    -------------        -------------    -----------
Comprehensive income                                 $      3,873    $       4,042        $       4,114    $     6,982
                                                     ============    =============        =============    ===========

                                                  THE GREENBRIER COMPANIES, INC

NOTE 4 - SEGMENT INFORMATION

   Greenbrier has two reportable segments: manufacturing and leasing and services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the consolidated financial statements contained in the company's 1999 Annual Report. Performance is evaluated based on margin, which is presented on the Consolidated Statements of Operations. Intersegment sales and transfers are accounted for as if the sales or transfer were to third parties, that is, at market prices. Intersegment elimination of manufacturing revenues are reversed when the related railcars are sold to a third party by the leasing segment.

   The information in the following table is derived directly from the segments' internal financial reports used for corporate management purposes.

                                           Three Months Ended                      Six Months Ended
                                       ----------------------------          ----------------------------
                                       February 29,    February 28,          February 29,    February 28,
                                           2000            1999                  2000            1999
                                       ------------    ------------          ------------    ------------
REVENUE:
   Manufacturing                       $    145,064    $    133,178          $    292,265    $    263,400
   Leasing and services                      31,240          30,436                58,167          54,464
   Eliminate intersegment                    (3,481)          3,326               (64,607)        (30,838)
                                       ------------    ------------          ------------    ------------
                                       $    172,823    $    166,940          $    285,825    $    287,026
                                       ============    ============          ============    ============

NOTE 5 - NOTES PAYABLE

   In February 1999 Greenbrier issued $30,000 of 6.48% senior term notes due 2006 (the "Notes"). Interest on the Notes is payable semi-annually commencing June 1999 and semi-annual principal payments of $2,800 are required beginning June 2001. In conjunction with the issuance of the Notes, $22,000 of leasing equipment notes payable were repaid. The early retirement of this debt resulted in a $938 extraordinary charge (net of income taxes of $680) in the second quarter of fiscal 1999 for prepayment penalties and prepaid loan costs.

NOTE 6 - ACQUISITIONS

   In December 1999 Greenbrier completed the acquisition of a portion of the minority investor's interest in the Canadian manufacturing subsidiary utilizing operating cash flow and available lines of credit. This acquisition was effective September 1, 1999.

   In January 2000 Greenbrier completed the purchase of the Freight Wagon Division of DaimlerChrysler Rail Systems GmbH located in Siegen, Germany. The acquired operation provides expertise in the fields of engineering, design, sales and marketing and project management. It also includes a comprehensive portfolio of railcar designs certified for the European marketplace; accordingly a significant portion of the assets acquired are intangibles. The purchase was initially funded with a cash payment of $1.5 million and assumption of net liabilities of $20 million. The acquisition was completed utilizing operating cash flow and available lines of credit. Results of acquired operations have been included in the accompanying financial statements from the date of acquisition. Disclosure of the acquisition on a proforma basis, as if it had taken place on September 1, 1999, is not required as it is not material to the consolidated financial statements or results of operations.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

   Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. Litigation has been initiated by former shareholders of Interamerican Logistics Inc. ("Interamerican"), which was acquired in 1996 and the operations of which were disposed of in 1998. The plaintiffs allege that Greenbrier violated the agreements pursuant to which it acquired ownership of Interamerican and seek damages aggregating $4,500 Canadian. Management believes that any ultimate liability resulting from litigation will not materially affect the financial position, results of operations or cash flows of the company.

                                                  THE GREENBRIER COMPANIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Greenbrier currently operates in two primary business segments: manufacturing and leasing and services. The two business segments are operationally integrated. With operations in North America and Europe, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, marine vessels and forged steel products and performs railcar refurbishment and maintenance activities, a portion of which is for the leasing operation. In Europe the company also manufactures new freight cars through the use of unaffiliated sub-contractors. Such activities are included in the manufacturing segment. The leasing and services segment owns or manages a fleet of approximately 36,000 railcars for railroads, institutional investors and other leasing companies.

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

OVERVIEW

   Net earnings for the three and six-month periods ended February 29, 2000 were $4.3 million or $.30 per diluted share and $4.7 million or $.33 per diluted share. Net losses from the European operations were $1.9 million for the quarter and $3.8 million for the six-month period ended February 29, 2000.

   In January 2000 Greenbrier completed the purchase of the Freight Wagon Division of DaimlerChrysler Rail Systems GmbH located in Siegen, Germany. The acquired operation provides expertise in the fields of engineering, design, sales and marketing and project management. It also includes a comprehensive portfolio of railcar designs certified for the European marketplace; accordingly a significant portion of the assets acquired are intangibles. The acquisition was completed utilizing operating cash flow and available lines of credit. Results from the acquired operation, which include freight cars manufactured by unaffiliated sub-contractors, have been included in the accompanying financial statements from the date of acquisition.

   New railcar delivery and backlog information disclosed herein includes all facilities, including the joint venture in Mexico that is accounted for by the equity method and freight cars manufactured by sub-contractors in Europe. Revenues exclude the joint venture in Mexico, as it is accounted for under the equity method. Results of this operation are included in Equity in unconsolidated subsidiary.

THREE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1999

MANUFACTURING

   Manufacturing revenue for the three-month period ended February 29, 2000 was $149 million compared to $145 million in the corresponding prior period, an increase of $4 million, or 3%. The current period includes one month of activity from the newly acquired European operations. Deliveries of new railcars, which are the primary contributor to revenue, were approximately 2,700 in the current period compared to 2,000 in the prior comparable period. Railcar deliveries attributable to the joint venture in Mexico, which is accounted for under the equity method, increased in the current period as compared to the prior comparable period.

   Manufacturing gross margin was 11.6% for the three months ended February 29, 2000 compared to the prior period gross margin of 12.3%, a decrease of .7%. The slight decrease is principally a result of lower margins from the European operations.

   The backlog of railcars to be manufactured for sale and lease at all facilities as of February 29, 2000 was approximately 5,100 railcars with an estimated value of $330 million compared to 3,900 railcars valued at $260 as of November 30, 1999. Subsequent to February 29, 2000 additional orders for 1,650 railcars valued at approximately $90 million were received.

                                                  THE GREENBRIER COMPANIES, INC.

LEASING AND SERVICES

   Leasing and services revenue was $23.4 million for the three months ended February 29, 2000 an increase of 7% over the $21.9 million recorded in corresponding prior period. The increase is primarily due to the management of maintenance contracts offset by lower gains on sales of leased equipment.

   Pre-tax earnings realized on the disposition of leased equipment during the quarter amounted to $363 thousand compared to $600 thousand for the corresponding prior period.

   Leasing and services operating margin was 47% for the three-month period ended February 29, 2000 compared to 53% in the corresponding prior period. The decreased margin is primarily due to the reduction in gains on sales and lower margins on certain maintenance agreements.

OTHER COSTS

   Selling and administrative expense increased $4 million, or 33%, to $16 million for the three months ended February 29, 2000 as compared to $12 million in the prior comparable period. The increase is primarily due to the addition of the European operations, increased international sales, marketing and business development costs, and higher employee-related costs.

   Income tax expense for the three months ended February 29, 2000 represents an effective tax rate of 42% on U.S. operations and varying effective tax rates on foreign operations, consistent with the prior comparable period. The consolidated effective tax rate of 52% in the current period is primarily a result of European operating losses for which no tax benefit has been recognized. The consolidated effective tax rate for the prior comparable period was 47.7%.

SIX MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO SIX MONTHS ENDED FEBRUARY 28,
1999

MANUFACTURING

   Manufacturing revenue for the six month period ended February 29, 2000 was $241 million compared to $245 million in the corresponding prior period, a decrease of $4 million or 2%. Deliveries for the current period were 4,100 railcars compared with 3,600 railcars for the prior period. Railcar deliveries attributable to the joint venture in Mexico, which is accounted for under the equity method, increased in the current period as compared to the prior comparable period. The decrease in the revenue resulted primarily from a product mix with a lower unit sales value.

   Manufacturing gross margin of 12% compares favorably to the prior period gross margin of 11% as a result of improved production efficiencies and economies of long production runs at North American operations.

LEASING AND SERVICES

   Leasing and services revenue increased $3 million, or 7% to $45 million for the six months ended February 29, 2000 compared to $42 million for the six months ended February 28, 1999. The increase was primarily due to the management of maintenance contracts offset by lower gains on sales of leased equipment.

   Pre-tax earnings realized on the disposition of leased equipment during the six-month period ended February 29, 2000 were $419 thousand compared to $3.1 million in the corresponding prior period.

   Leasing and services operating margin was 45% for the six months ended February 29, 2000 compared to 56% for the corresponding period in 1999. The decreased margin is primarily due to a reduction in gains on sales of leased equipment and lower margins on certain maintenance agreements.

                                                  THE GREENBRIER COMPANIES, INC.

OTHER COSTS

   Selling and administrative expense increased $7 million, or 32% to $29 million for the six months ended February 29, 2000 compared to $22 million for the comparable period in 1999. The increase is primarily due to the addition of the European operations, increased international sales, marketing and business development costs, and higher employee-related costs.

   Income tax expense for the six months ended February 29, 2000 represents an effective tax rate of 42% on U.S. operations and varying effective tax rates on foreign operations. The consolidated effective tax rate of 56% in the current period is primarily a result of European operating losses for which no tax benefit has been recognized. The consolidated effective tax rate for the prior comparable period was 48%.

LIQUIDITY AND CAPITAL RESOURCES

   Cash used in operating activities was $27 million for the six month period ended February 29, 2000 which is consistent with cash used in operating activities for the six month period ended February 28, 1999. During the six months ended February 29, 2000 assets held for sale, included in inventory, increased $37 million principally due to railcars produced and placed on lease during the quarter that are anticipated to be sold in the third and fourth quarters of 2000.

   Credit facilities aggregated $128 million as of February 29, 2000. A $60 million revolving line of credit is available through May 2001 to provide working capital and interim financing of equipment for the leasing and services operations. A $40 million operating line of credit to be used for working capital is available through February 2002 for U.S. manufacturing operations. A $21 million (at the February 29, 2000 exchange rate) operating line of credit is available through April 2000 for working capital for Canadian manufacturing operations. Operating lines of credit totaling $7 million (at the February 29, 2000 exchange rate) are available principally through December 2000 for working capital for Polish manufacturing operations. Advances under both the revolving and operating lines of credit bear interest at rates which vary depending on the type of borrowing and certain defined ratios. At February 29, 2000 $17 million, $2 million and $5 million were outstanding under the U.S., Canadian and Polish manufacturing operating lines. No amounts were outstanding under the leasing line of credit as of February 29, 2000. Borrowings under these lines are principally based upon defined levels of receivables, inventory and leased equipment.

   Capital expenditures totaled $47 million for the six months ended February 29, 2000 compared to $24 million for the six months ended February 28, 1999. Of these capital expenditures, approximately $35 million and $17 million, respectively, were attributable to leasing and services operations. Leasing and services capital expenditures for the remainder of 2000 are expected to be approximately $10 million. Greenbrier regularly sells assets from its lease fleet, some of which may have been purchased within the current year and included in capital expenditures.

   Approximately $12 million and $7 million of the total capital expenditures for the six months ended February 29, 2000 and February 28, 1999 respectively, were attributable to manufacturing operations. Manufacturing capital expenditures for the remainder of 2000 are expected to be approximately $10 million and will include plant improvements and equipment acquisitions to further increase capacity, enhance efficiencies and allow for the production of new products.

   Foreign operations give rise to market risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of the risk.
No provision has been made for credit loss due to counterparty non-performance.

   At February 29, 2000 forward exchange contracts for the purchase of Canadian dollars aggregated Canadian $77 million ($53 million US dollars), contracts for the purchase of Polish zloties aggregated 42 million zloties ($10 million US dollars) and contracts for the purchase of US dollars aggregated $4 million. These contacts mature at various dates through December 2000. At February 29, 2000 gains and losses of approximately $1.3 million and $250 thousand respectively, on such contracts have been deferred and will be recognized in income concurrent with the hedged transaction.

                                                  THE GREENBRIER COMPANIES, INC.

   A quarterly dividend of $.09 per share was declared in April 2000, to be paid in May 2000. Future dividends are dependent upon earnings, capital requirements and financial condition.

   Management expects existing funds and cash generated from operations, together with borrowings under existing credit facilities, and long-term financing to be sufficient to fund dividends, working capital needs, planned capital expenditures, acquisitions and expected debt repayments.

FORWARD-LOOKING STATEMENTS

   Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not statements of historical fact may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. The following are among the factors that could cause actual results or outcomes to differ materially from the forward-looking statements: general political, regulatory or economic conditions; changes in interest rates; business conditions and growth in the surface transportation industry, both domestic and international; currency and other risks associated with international operations; shifts in market demand; a delay or failure of acquisitions, products or services to compete successfully; changes in product mix and the mix between manufacturing and leasing and services revenue; labor disputes or operating difficulties which might disrupt manufacturing operations or the flow of cargo; competitive factors, including increased competition, new product offerings by competitors and price pressures; actual future costs and availability of materials and a trained workforce; production difficulties and product delivery delays in the future as a result of, among other matters, changing process technologies and increasing production; lower than expected customer orders; the ability to consummate expected sales; delays in receipt of orders or cancellation of orders; and the financial condition of principal customers. Any forward-looking statements should be considered in light of these factors.

                                                  THE GREENBRIER COMPANIES, INC.

                           PART II. OTHER INFORMATION

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of the registrant was held on January 11, 2000.

(b) The meeting involved the election of directors. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement. All of management's nominees were elected. The following table sets forth information with respect to votes cast for and against each nominee:

                                                         Votes
                                     Votes              Against
                                      For             Election or            Votes           Broker
     Nominee                        Election            Withheld           Abstaining        Non-Votes
     -------                     --------------       -----------          ----------        ---------
     Alan James                    13,384,695           42,959                 -                -
     William A. Furman             13,387,091           40,563                 -                -
     C. Bruce Ward                 13,390,195           37,459                 -                -

     The term of office for the following directors continued after the meeting:
     Victor G. Atiyeh, Benjamin R. Whiteley, Peter K. Nevitt and A. Daniel O'Neal, Jr.

(c) Stockholders approved the Stock Incentive Plan - 2000 (the "2000 Plan"). The 2000 Plan is intended to provide a means by which selected employees, directors and consultants may be given an opportunity to acquire stock of the company. The 2000 Plan was approved by the vote of 11,438,713 shares in favor, 681,024 shares against, 21,719 shares abstained from voting and 1,286,198 broker non-votes.

(d) Stockholders ratified appointment of Deloitte & Touche LLP as independent auditors for fiscal 2000. The appointment was approved by the vote of 13,417,595 shares in favor, 7,476 shares against and 2,583 shares abstained from voting. There were no broker non-votes.

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


                                            THE GREENBRIER COMPANIES, INC.


Date:    April 13, 1999                     By:  /s/ Larry G. Brady
       ------------------                      ---------------------------
                                                Larry G. Brady
                                                Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)