Form 10-Q
period 2000-05-31
GREENBRIER COMPANIES INC
filed 2000-07-17
CIK 923120

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   for the quarterly period ended May 31, 2000

                                       or

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 for the transition period from ______ to ______


                           Commission File No. 1-13146

                                   ----------

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


                                 (503) 684-7000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     The number of shares of the registrant's common stock, $0.001 par value per share, outstanding on June 30, 2000 was 14,254,632 shares.

                                                  THE GREENBRIER COMPANIES, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)


                                                           May 31,     August 31,
                                                            2000         1999
ASSETS
   Cash and cash equivalents                             $   9,953    $  77,161
   Restricted cash and investments                              88          635
   Accounts and notes receivable                            93,626       47,514
   Inventories                                             144,690       92,495
   Investment in direct finance leases                     129,411      143,185
   Equipment on operating leases                            96,376       93,225
   Property, plant and equipment                            76,633       69,316
   Intangibles and goodwill                                 23,766        4,000
   Other                                                    31,928       23,185
                                                         ---------    ---------

                                                         $ 606,471    $ 550,716
                                                         =========    =========



LIABILITIES AND STOCKHOLDERS' EQUITY
   Revolving notes                                       $  39,125    $   3,783
   Accounts payable and accrued liabilities                167,907      131,474
   Deferred participation                                   53,427       50,439
   Deferred income taxes                                    19,595       17,634
   Notes payable                                           145,927      161,401

   Subordinated debt                                        37,788       37,788

   Minority interest                                         5,190       14,034
   Commitments and contingencies (Note 7)

   Stockholders' equity:
     Preferred stock - $0.001 par value, 25,000 shares
      authorized, none outstanding                            --           --
     Common stock - $0.001 par value, 50,000 shares
      authorized, 14,255 outstanding at
      May 31, 2000 and August 31, 1999                          14           14
     Additional paid-in capital                             50,495       50,495
     Retained earnings                                      90,653       85,534
     Accumulated other comprehensive loss                   (3,650)      (1,880)
                                                         ---------    ---------
                                                           137,512      134,163
                                                         ---------    ---------

                                                         $ 606,471    $ 550,716
                                                         =========    =========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                  THE GREENBRIER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)


                                                        Three Months Ended                      Nine Months Ended
                                                             May 31,                                 May 31,
                                                   -----------------------------        ------------------------------
                                                        2000            1999                 2000            1999
                                                   ------------    -------------        -------------    -------------
REVENUE
   Manufacturing                                   $    147,054    $     152,360        $    388,236     $     397,482
   Leasing & services                                    24,861           21,712              69,504            63,616
                                                   ------------    -------------        ------------     -------------
                                                        171,915          174,072             457,740           461,098

COST OF REVENUE
   Manufacturing                                        131,041          133,695             343,124           351,216
   Leasing & services                                    11,817           10,300              36,363            28,837
                                                   ------------    -------------        ------------     -------------
                                                        142,858          143,995             379,487           380,053

MARGIN                                                   29,057           30,077              78,253            81,045

OTHER COSTS
   Selling and administrative expense                    13,600           13,013              42,189            34,805
   Interest expense                                       5,979            4,390              16,018            14,541
                                                   ------------    -------------        ------------     -------------
                                                         19,579           17,403              58,207            49,346

Earnings before income tax expense,
     minority interest, equity in unconsolidated
     subsidiary and extraordinary charge                  9,478           12,674              20,046            31,699

Income tax expense                                       (4,928)          (5,801)            (10,891)          (14,948)
                                                   ------------    -------------        ------------     -------------
Earnings before minority interest, equity
     in unconsolidated subsidiary and
     extraordinary charge                                 4,550            6,873               9,155            16,751

Minority interest                                          (368)          (1,041)             (1,512)           (1,936)

Equity in unconsolidated subsidiary                          59              347               1,325               319
                                                   ------------    -------------        ------------     -------------
Earnings before extraordinary charge                      4,241            6,179               8,968            15,134

Extraordinary charge, net of taxes                          -                 -                  -                (938)
                                                   ------------    -------------        ------------     -------------

NET EARNINGS                                       $      4,241    $       6,179        $      8,968     $      14,196
                                                   ============    =============        ============     =============


Basic earnings per share:
   Earnings before extraordinary charge            $        .30    $        .43         $        .63     $        1.06
   Extraordinary charge                                     -                 -                  -                (.07)
                                                   ------------    -------------        ------------     -------------
   Net earnings                                    $        .30    $        .43         $        .63     $         .99
                                                   ============    =============        ============     =============

Diluted earnings per share:
   Earnings before extraordinary charge            $        .30    $        .43         $        .63     $        1.06
   Extraordinary charge                                     -                 -                  -                (.07)
                                                   ------------    -------------        ------------     -------------
   Net earnings                                    $        .30    $        .43         $        .63     $         .99
                                                   ============    ============         ============     =============


Weighted average shares outstanding:
   Basic                                                 14,255           14,255              14,255            14,254
   Diluted                                               14,255           14,272              14,275            14,285



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                  THE GREENBRIER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)


                                                                                             Nine Months Ended
                                                                                                   MAY 31,
                                                                                      -------------------------------
                                                                                           2000             1999
                                                                                      -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                                       $       8,968     $      14,196
   Adjustments to reconcile net earnings to net cash
    (used in) provided by operating activities:
     Extraordinary charge                                                                         -               938
     Deferred income taxes                                                                    1,961             2,346
     Deferred participation                                                                   2,988             4,077
     Depreciation and amortization                                                           14,789            11,643
     Gain on sales of equipment                                                              (4,303)           (3,540)
     Minority interest                                                                        1,512             1,936
     Other                                                                                    2,345               506
   Increase in assets:
     Accounts and notes receivable                                                          (46,091)          (15,023)
     Inventories                                                                            (53,318)           (8,246)
     Other                                                                                   (4,452)             (478)
   Increase in liabilities:
     Accounts payable and accrued liabilities                                                 4,767                25
                                                                                      -------------     -------------
   Net cash (used in) provided by operating activities                                      (70,834)            8,380
                                                                                      -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisitions, net of cash acquired                                                       (2,024)           (8,553)
    Purchase of minority interest                                                            (7,618)                -
    Net payments received under direct finance leases                                        13,479            12,313
    Proceeds from sales of equipment                                                         38,862            31,093
    Purchase of property and equipment                                                      (54,461)          (42,030)
    Purchase of intangibles and goodwill                                                          -              (185)
    Use of restricted cash and investments                                                      547            15,368
                                                                                      -------------     -------------
    Net cash (used in) provided by investing activities                                     (11,215)            8,006
                                                                                      -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                                                                 40,763            33,586
    Repayments of borrowings                                                                (20,888)          (41,567)
    Dividends paid                                                                           (3,850)           (2,565)
    Distributions of earnings to minority investors                                          (1,184)             (952)
    Proceeds from stock options                                                                   -                29
                                                                                      -------------     -------------
    Net cash provided by (used in) financing activities                                      14,841           (11,469)
                                                                                      -------------     -------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                            (67,208)            4,917
Cash and cash equivalents:
   Beginning of period                                                                       77,161            41,912
                                                                                      -------------     -------------

   End of period                                                                      $       9,953     $      46,829
                                                                                      =============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
    Interest                                                                          $      12,684     $      13,195
    Income taxes                                                                              2,346             5,355





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                  THE GREENBRIER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements of The Greenbrier Companies, Inc. and Subsidiaries ("Greenbrier" or the "Company") have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three and nine month periods ended May 31, 2000 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2000. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the 2000 presentation.

     NET EARNINGS PER SHARE - Basic earnings per share ("EPS") excludes potential dilution, which would occur if additional shares were issued upon exercise of outstanding stock options, while diluted EPS takes this potential dilution into account.

     PROSPECTIVE ACCOUNTING CHANGES - Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"), requires that all derivatives be recognized as either assets or liabilities measured at fair value. Adoption of SFAS No. 133 is currently proposed to be effective for the Company's fiscal year beginning September 1, 2000. In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB No. 101"), which, as amended, the Company is required to implement beginning June 1, 2001. Management is currently evaluating the effects of both SFAS No. 133 and SAB No. 101.

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

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1999 Annual Report incorporated by reference into the Company's 1999 Annual Report on Form 10-K.


NOTE 2 - INVENTORIES


                                                      May 31,    August 31,
(IN THOUSANDS)                                         2000         1999
                                                    ---------   ----------
Manufacturing supplies and raw materials             $ 21,934   $ 10,953
Work-in-process                                        54,498     66,255
Railcars held for sale or refurbishment                68,258     15,287
                                                    ---------   ----------
                                                     $144,690   $ 92,495
                                                    =========   ==========


                                                   THE GREENBRIER COMPANIES, INC

NOTE 3 - COMPREHENSIVE INCOME

     The following is a reconciliation of net earnings to comprehensive income:


                                                         Three Months Ended                     Nine Months Ended
(IN THOUSANDS)                                                MAY 31,                              MAY 31,
                                                     ---------------------------          ---------------------------
                                                           2000         1999                    2000        1999
                                                     ------------- -------------          -------------  ------------
Net earnings                                         $      4,241  $       6,179          $       8,968   $    14,196
Foreign currency translation adjustment, net of tax        (1,157)           (90)                (1,770)       (1,125)
                                                     ------------  -------------          -------------   -----------
                                                     $      3,084  $       6,089          $       7,198   $    13,071
                                                     ============  =============          =============   ===========


NOTE 4 - SEGMENT INFORMATION

     Greenbrier has two reportable segments: manufacturing and leasing & services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the consolidated financial statements contained in the Company's 1999 Annual Report. Performance is evaluated based on margin, which is presented on the Consolidated Statements of Operations. Intersegment sales and transfers are accounted for as if the sales or transfer were to third parties, that is, at market prices. Intersegment elimination of manufacturing revenues are reversed when the related railcars are sold to a third party by the leasing segment.

     The information in the following table is derived directly from the segments' internal financial reports used for corporate management purposes.


                                              Three Months Ended                           Nine Months Ended
(IN THOUSANDS)                                       MAY 31,                                    MAY 31,
                                       ----------------------------------          ----------------------------------
                                           2000                  1999                  2000                  1999
                                       ------------          ------------          ------------          ------------
REVENUE:
   Manufacturing                       $    149,198          $    153,492          $    441,463          $    416,892
   Leasing & services                        31,054                30,949                89,221                85,413
   Eliminate intersegment                    (8,337)              (10,369)              (72,944)              (41,207)
                                       ------------          ------------          ------------          ------------
                                       $    171,915          $    174,072          $    457,740          $    461,098
                                       ============          ============          ============          ============



NOTE 5 - NOTES PAYABLE

     In February 1999 Greenbrier issued $30.0 million of senior term notes due 2006 (the "Notes"). In conjunction with the issuance of the Notes, $22.0 million of leasing equipment notes payable were repaid. The early retirement of this debt resulted in a $0.9 million extraordinary charge (net of income taxes of $0.7 million) in the second quarter of fiscal 1999 for prepayment penalties and the write-off of deferred loan costs.

                                                   THE GREENBRIER COMPANIES, INC

NOTE 6 - ACQUISITIONS

     Effective September 1, 1999, Greenbrier completed the acquisition of a portion of the minority investor's interest in the Canadian manufacturing subsidiary utilizing operating cash flows and available lines of credit.

     In January 2000 Greenbrier completed the purchase of the Freight Wagon Division of DaimlerChrysler Rail Systems GmbH located in Siegen, Germany. The acquired operation provides expertise in the fields of engineering, design, sales and marketing and project management. It also includes a comprehensive portfolio of railcar designs certified for the European marketplace. Accordingly, a significant portion of the assets acquired are intangibles. The purchase was initially funded with a cash payment of $1.5 million and the assumption of net liabilities of $20.0 million. The acquisition was completed utilizing operating cash flows and available lines of credit. Results of acquired operations have been included in the accompanying financial statements from the date of acquisition. Disclosure of the acquisition on a proforma basis, as if it had taken place on September 1, 1999, has not been provided as it is not material to the consolidated financial statements or results of operations.


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


NOTE 8 - SUBSEQUENT EVENTS

     Subsequent to May 31, 2000, Greenbrier issued $12.0 million and Euro 8.0 million (approximately $8.0 million at the July 12, 2000 exchange rate) term notes due 2011. Proceeds will be used to provide financing for European operations.

     Subsequent to May 31, 2000, Greenbrier also entered into revolving loan and bank guarantee (letters of credit) facilities totaling 7.5 million German deutschemarks ($3.7 million at the July 12, 2000 exchange rate) and 60.0 million deutschemarks ($30.0 million at the July 12, 2000 exchange rate), respectively, to support European operations. The Company has utilized approximately 40.0 million deutschemarks ($20.0 million at the July 12, 2000 exchange rate) of the guarantee facility.

                                                  THE GREENBRIER COMPANIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Greenbrier currently operates in two primary business segments: manufacturing and leasing & services. The two business segments are operationally integrated. With operations in North America and Europe, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, marine vessels and forged steel products and performs railcar refurbishment and maintenance activities, a portion of which is for the leasing operation. In Europe the Company also manufactures new freight cars through the use of unaffiliated subcontractors. Such activities are included in the manufacturing segment. The leasing & services segment owns or manages approximately 36,000 railcars for railroads, institutional investors and other leasing companies.

     Railcars are generally manufactured under firm orders from third parties, and revenue is recognized when the cars are completed and accepted by the customer. From time to time, Greenbrier commits to manufacture railcars prior to receipt of firm orders to maintain continuity of manufacturing operations and may also build railcars for its own lease fleet. Railcars produced in a given period may be delivered in subsequent periods, delaying revenue recognition. Revenue does not include sales of new railcars to, or refurbishment services performed for, the leasing & services segment since intercompany transactions are eliminated in preparing the consolidated financial statements. The margin generated from such sales or refurbishment activity is realized by the leasing & services segment over the related life of the asset or upon sale of the equipment.

OVERVIEW

     Net earnings for the three months ended May 31, 2000 were $4.2 million or $0.30 per diluted share compared to $6.2 million or $0.43 per diluted share for the comparable prior period. Net earnings for the nine months ended May 31, 2000 were $9.0 million or $0.63 per diluted share compared to $14.2 million or $0.99 per diluted share for the comparable prior period. Net losses from the European operations were $2.3 million for the three months ended May 31, 2000 as compared to $0.8 million for the comparable prior period. Net losses from the European operations were $6.1 million for the nine months ended May 31, 2000 as compared to $2.3 million for the comparable prior period.

     In January 2000 Greenbrier completed the purchase of the Freight Wagon Division of DaimlerChrysler Rail Systems GmbH located in Siegen, Germany. The acquired operation provides expertise in the fields of engineering, design, sales and marketing and project management. It also includes a comprehensive portfolio of railcar designs certified for the European marketplace. Accordingly, a significant portion of the assets acquired are intangibles. The acquisition was completed utilizing operating cash flows and available lines of credit. Results of the acquired operation, which include the sale of freight cars manufactured by unaffiliated subcontractors, have been included in the accompanying financial statements from the date of acquisition.

     New railcar delivery and backlog information disclosed herein includes all facilities, including the joint venture in Mexico, which is accounted for by the equity method, as well as the freight cars manufactured by subcontractors in Europe. Results of the Mexican operations are included in Equity in unconsolidated subsidiary in the Consolidated Statements of Operations.

THREE MONTHS ENDED MAY 31, 2000 COMPARED TO THREE MONTHS ENDED MAY 31, 1999

MANUFACTURING SEGMENT

     Manufacturing revenue for the three month period ended May 31, 2000 was $147.1 million compared to $152.4 million in the corresponding prior period, a decrease of $5.3 million, or 3.5%. The decrease is due primarily to a decrease in North American revenues as a result of reduced deliveries of new railcars partially offset by an increase in European revenues due to the inclusion of the newly acquired operation. Deliveries of new railcars, which are the primary contributor to revenue, were approximately 2,000 units in the current period compared to approximately 3,000 units in the prior comparable period. Reduced railcar deliveries attributable to the joint venture in Mexico, which is accounted for under the equity method, comprise 57.8% of the total decline in deliveries.

     Manufacturing gross margin was 10.9% for the three months ended May 31, 2000 compared to the prior period gross margin of 12.3%, a decrease of 1.4%. The decrease is primarily due to reduced production rates and a more competitive market environment in North America, partially offset by higher margins from the newly acquired European operation.

                                                  THE GREENBRIER COMPANIES, INC.

     The backlog of railcars to be manufactured for sale and lease at all facilities as of May 31, 2000 was approximately 5,900 railcars with an estimated value of $340.0 million compared to 5,100 railcars valued at $330.0 million as of February 29, 2000. Subsequent to May 31, 2000, orders in excess of 2,100 railcars valued at approximately $120.0 million were received.

LEASING & SERVICES SEGMENT

     Leasing & services revenue was $24.9 million for the three months ended May 31, 2000, an increase of 14.7% over the $21.7 million recorded in the corresponding prior period. The increase is primarily due to higher gains on sales of leased equipment.

     Pre-tax earnings realized on the disposition of leased equipment during the quarter amounted to $3.9 million compared to $0.3 million for the corresponding prior period.

     Leasing & services operating margin was 52.5% for the three month period ended May 31, 2000 compared to 52.6% in the corresponding prior period. The benefit derived from the gain on the sale of leased equipment was offset by lower margins from other leasing & services activities.

OTHER COSTS

     Selling and administrative expense increased $0.6 million, or 4.6%, to $13.6 million for the three months ended May 31, 2000 as compared to $13.0 million in the prior comparable period. The increase is primarily due to the addition of the European operations and increased research and development costs. These increases were partially offset by cost reduction measures.

     Interest expense increased $1.6 million, or 36.4%, to $6.0 million for the three months ended May 31, 2000 as compared to $4.4 million in the prior comparable period, as a result of both increased borrowings and cost of borrowings.

     Income tax expense represents an effective tax rate of 42.0% on U.S. operations and varying effective tax rates on foreign operations. The consolidated effective tax rate of 52.0% in the current period is primarily a result of European operating losses for which no tax benefit has been recognized. The consolidated effective tax rate for the prior comparable period was 45.8%.

     Minority interest decreased $0.7 million, or 64.6%, for the three months ended May 31, 2000 as compared to the prior period as a result of improved results from the Polish manufacturing operation, offset by reduced earnings from the Canadian manufacturing operation. Greenbrier increased its ownership position in both the Polish and Canadian operations.

     Equity in unconsolidated subsidiary decreased $0.3 million, or 83.0%, for the three months ended May 31, 2000 as compared to the prior period as a result of decreased new railcar deliveries at the Mexican operation.

NINE MONTHS ENDED MAY 31, 2000 COMPARED TO NINE MONTHS ENDED MAY 31, 1999

MANUFACTURING SEGMENT

     Manufacturing revenue for the nine month period ended May 31, 2000 was $388.2 million compared to $397.5 million in the corresponding prior period, a decrease of $9.3 million, or 2.3%. Deliveries of new railcars, which are the primary contributor to revenue, were approximately 6,200 railcars compared with 6,700 railcars for the prior period.

     Manufacturing gross margin of 11.6% remained consistent with the prior period.

LEASING & SERVICES SEGMENT

     Leasing & services revenue increased $5.9 million, or 9.3% to $69.5 million for the nine months ended May 31, 2000 compared to $63.6 million for the nine months ended May 31, 1999. The increase was primarily due to the management of maintenance contracts, which began in December 1999.

     Pre-tax earnings realized on the disposition of leased equipment during the nine month period ended May 31, 2000 were $4.3 million compared to $3.4 million in the corresponding prior period.

                                                   THE GREENBRIER COMPANIES, INC

     Leasing & services operating margin was 47.7% for the nine months ended May 31, 2000 compared to 54.7% for the corresponding period in 1999. The decreased margin is primarily due to lower utilization of the owned lease fleet, 90.1% at May 31, 2000 as compared to 98.3% at May 31, 1999.

OTHER COSTS

     Selling and administrative expense increased $7.4 million, or 21.3% to $42.2 million for the nine months May 31, 2000 compared to $34.8 million for the comparable period in 1999. The increase is primarily due to the addition of the European operations, increased international sales, marketing and business development costs, higher employee-related costs and research and development costs.

     Interest expense increased $1.5 million, or 10.3%, to $16.0 million for the nine months ended May 31, 2000 as compared to $14.5 million in the prior comparable period as a result of both increased borrowings and cost of borrowings.

     Income tax expense represents an effective tax rate of 42.0% on U.S. operations and varying effective tax rates on foreign operations. The consolidated effective tax rate of 54.3% in the current period is primarily a result of European operating losses for which no tax benefit has been recognized. The consolidated effective tax rate for the prior comparable period was 47.2%.

     Minority interest decreased $0.4 million, or 22.0%, for the nine months ended May 31, 2000 as compared to the prior period as a result of improved results from the Canadian manufacturing operation, offset by reduced earnings from the Polish manufacturing operation. Greenbrier increased its ownership position in both the Polish and Canadian operations.

     Equity in unconsolidated subsidiary increased $1.0 million, or 315.4%, for the nine months ended May 31, 2000 as compared to the prior period as a result of improved manufacturing efficiencies at the Mexican operation.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities was $70.8 million for the nine month period ended May 31, 2000 as compared to cash provided by operating activities of $8.4 million for the nine month period ended May 31, 1999. During the nine months ended May 31, 2000 assets held for sale, included in inventory, increased $53.0 million principally due to railcars produced and placed on lease that are anticipated to be sold in subsequent periods. Accounts receivable at May 31, 2000 included a trade receivable of approximately $40.0 million which was collected in the beginning of the fourth quarter.

     Credit facilities aggregated $126.5 million as of May 31, 2000. A $60.0 million revolving line of credit is available through May 2001 to provide working capital and interim financing of equipment for the leasing & services operations. A $40.0 million operating line of credit to be used for working capital is available through February 2002 for U.S. manufacturing operations. A $20.1 million (at the May 31, 2000 exchange rate) operating line of credit is available through March 2001 for working capital for Canadian manufacturing operations. Operating lines of credit totaling $6.4 million (at the May 31, 2000 exchange rate) are available principally through December 2000 for working capital for Polish manufacturing operations. Advances under both the revolving and operating lines of credit bear interest at rates which vary depending on the type of borrowing and certain defined ratios. At May 31, 2000 approximately $1.0 million, $3.4 million and $3.4 million were outstanding under the U.S., Canadian and Polish manufacturing operating lines, respectively. Approximately $31.3 million was outstanding under the leasing line of credit as of May 31, 2000. Available borrowings under these lines are principally based upon defined levels of receivables, inventory and leased equipment.

     Capital expenditures totaled $54.5 million for the nine months ended May 31, 2000 compared to $42.0 million for the nine months ended May 31, 1999. Of these capital expenditures, approximately $39.0 million and $29.0 million, respectively, were attributable to leasing & services operations. Leasing & services capital expenditures for the remainder of 2000 are expected to be less than $5.0 million. Greenbrier regularly sells assets from its lease fleet, some of which may have been purchased within the current year and included in capital expenditures.

                                                   THE GREENBRIER COMPANIES, INC

     Approximately $15.5 million and $13.0 million of the total capital expenditures for the nine months ended May 31, 2000 and May 31, 1999, respectively, were attributable to manufacturing operations. Manufacturing capital expenditures for the remainder of 2000 are expected to be approximately $5.0 million and will include plant improvements and equipment acquisitions to further increase capacity, enhance efficiencies and allow for the production of new products.

     Foreign operations give rise to market risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of the risk. No provision has been made for credit loss due to counterparty non-performance.

     At May 31, 2000 forward exchange contracts for the purchase of Canadian dollars aggregated $87.1 million Canadian ($59.0 million US dollars), contracts for the purchase of Polish zloties aggregated 34.7 million zloties ($7.9 million US dollars) and contracts for the purchase of US dollars aggregated $8.0 million. These contracts mature at various dates through January 2001. At May 31, 2000 gains and losses of approximately $0.3 million and $1.1 million respectively, on such contracts have been deferred and will be recognized in income concurrent with the hedged transactions.

     A quarterly dividend of $.09 per share was declared in April 2000 and paid in May 2000 and a quarterly dividend of $.09 per share was declared in July 2000, to be paid in August 2000. Future dividends are dependent upon earnings, capital requirements and financial condition.

     Management expects existing funds and cash generated from operations, together with borrowings under existing credit facilities, and long-term financing to be sufficient to fund dividends, working capital needs, planned capital expenditures, acquisitions and expected debt repayments.

FORWARD-LOOKING STATEMENTS

     Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not statements of historical fact may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. The following are among the factors that could cause actual results or outcomes to differ materially from the forward-looking statements: general political, regulatory or economic conditions, both domestic and international; changes in interest rates; business conditions and growth in the surface transportation industry, both domestic and international; currency and other risks associated with international operations; shifts in market demand; a delay or failure of acquisitions, products or services to compete successfully; changes in product mix and the mix between manufacturing and leasing & services revenue; labor disputes or operating difficulties which might disrupt manufacturing operations or the flow of cargo; competitive factors, including increased competition, new product offerings by competitors and price pressures; actual future costs and availability of materials and a trained workforce; production difficulties and product delivery delays in the future as a result of, among other matters, changing process technologies and increasing production; lower than expected customer orders; the ability to consummate expected sales; delays in receipt of orders or cancellation of orders; and the financial condition of principal customers. Any forward-looking statements should be considered in light of these factors.

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


                                       THE GREENBRIER COMPANIES, INC.


Date:   JULY 14, 2000                 By:  /s/ LARRY G. BRADY
      ---------------------------         --------------------------------------
                                      Larry G. Brady
                                      Vice President and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)