Form 10-K
period 2000-08-31
GREENBRIER COMPANIES INC
filed 2000-11-29
CIK 923120

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-K

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Aggregate market value of the Registrant's Common Stock held by non-affiliates on October 31, 2000 (based on the closing price of such shares on such date) was approximately $47,000,000.

The number of shares outstanding of the Registrant's Common Stock on October 31, 2000 was 14,152,132 shares of Common Stock, par value $0.001 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of Registrant's 2000 Annual Report to Stockholders and of Registrant's Proxy Statement dated November 29, 2000 prepared in connection with the Annual Meeting of Stockholders to be held on January 9, 2001 are incorporated by reference into Parts II and III of this Report.

                         THE GREENBRIER COMPANIES, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS


PART I                                                                     PAGE
         Item 1.   BUSINESS                                                   2

         Item 2.   PROPERTIES                                                 8

         Item 3.   LEGAL PROCEEDINGS                                          9

         Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        9

PART II

         Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS                                       10

         Item 6.   SELECTED FINANCIAL DATA                                   10

         Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS             10

         Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                   RISK                                                      10

         Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               10

         Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE                       10

PART III

         Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT            11

         Item 11.  EXECUTIVE COMPENSATION                                    11

         Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT                                            11

         Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            11

PART IV

         Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
                   ON FORM 8-K                                               12

                   SIGNATURES                                                18

                                      (i)

                                     PART I.

                           FORWARD-LOOKING STATEMENTS

   From time to time, Greenbrier or its representatives have made or may make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

 - financing sources for future expansion, other business development activities, capital spending and railcar syndication activities;
 -   improved earnings in Europe;
 -   improved European railcar market environment;
 -   increased stockholder value;
 -   increased competition;
 -   market slowdown in North America;
 -   share of new and existing markets;
 -   increased production;
 -   increased railcar services business; and
 -   short- and long-term revenue and earnings effects of the above items.

   These forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier's control. The following are among the factors, particularly in North America and Europe, that could cause actual results or outcomes to differ materially from the forward-looking statements:
- a delay or failure of acquisitions, products or services to compete successfully;
- actual future costs and the availability of materials and a trained workforce;
- changes in product mix and the mix between manufacturing and leasing & services revenue;
- labor disputes or operating difficulties that might disrupt manufacturing operations or the flow of cargo;
- production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of sub-contractors;
-   ability to obtain suitable contracts for the sale of leased equipment;
-   lower-than-anticipated residual values for leased equipment;
- discovery of defects in railcars resulting in increased warranty cost or litigation;
-   resolution or outcome of pending litigation;
-   the ability to consummate expected sales;
- delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under the contracts as anticipated;
-   financial condition of principal customers;
-   market acceptance of products;
- competitive factors, including increased competition, introduction of competitive products and price pressures;
-   industry overcapacity or other factors;
-   shifts in market demand;
- domestic and global business conditions and growth or reduction in the surface transportation industry;
-   domestic and global political, regulatory or economic conditions;
-   changes in interest rates;
-   changes in fuel prices;
-   commodity price fluctuations; and
- economic impacts from currency fluctuations in the Company's worldwide operations.

   Any forward-looking statements should be considered in light of these factors. Greenbrier assumes no obligation to update or revise any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or if Greenbrier later becomes aware that these assumptions are not likely to be achieved.

ITEM 1.  BUSINESS

                                  INTRODUCTION

   Greenbrier is a leading supplier of transportation equipment and services to the railroad and related industries. With operations in North America and Europe, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, marine vessels and industrial forgings, and performs repair and refurbishment activities for both intermodal and conventional railcars. In addition to manufacturing, Greenbrier is engaged in complementary leasing & services activities principally in North America. As of August 31, 2000, the fleet consists of approximately 37,000 owned or managed railcars. Greenbrier believes this fleet is among the larger non-railroad owned fleets in the United States.

   In January 2000, Greenbrier completed the purchase of the Freight Wagon Division of DaimlerChrysler Rail Systems located in Siegen, Germany. The acquired operation provides expertise in the fields of engineering, design, sales and marketing and project management. It also includes a comprehensive portfolio of railcar designs certified for the European marketplace. Accordingly, a significant portion of the assets acquired are intangibles.

   In September 1998, Greenbrier acquired a 60% interest in a railcar manufacturer located in Swidnica, Poland. Through a series of subsequent transactions, the Company has increased its ownership interest to 97.5%. This facility establishes a European manufacturing base and provides access to the European markets.

   Effective September 1, 1999, Greenbrier completed the acquisition of the remaining common equity of the minority investor's interest in the Canadian manufacturing subsidiary.

   Also in September 1998, Greenbrier entered into a 50% joint venture with Bombardier Transportation to build railroad freight cars at Bombardier's existing manufacturing facility in Sahagun, Mexico. The facility serves the North American marketplace and provides better access to the growing market in Mexico.

   Greenbrier is a Delaware corporation formed in 1981. The Company's principal executive offices are located at One Centerpointe Drive, Lake Oswego, Oregon 97035, and its telephone number is (503) 684-7000.

                              PRODUCTS AND SERVICES

   Greenbrier operates in two primary business segments: the manufacture of railcars and marine vessels and the refurbishment and repair of railcars, and the leasing of railcars and related services. A summary of selected consolidated financial information for these two business segments as well as domestic and foreign operations is set forth in Note 18 of the Notes to Consolidated Financial Statements. The manufacturing segment operates from 12 separate facilities in North America, one in Europe and through a network of subcontractors in Europe.

NORTH AMERICA RAILCAR PRODUCTS

INTERMODAL RAILCARS

   Intermodal transportation is the movement of cargo in standardized containers or trailers. Intermodal containers and trailers are generally freely interchangeable among railcar, truck or ship, making it possible to move cargo in a single container or trailer from a point of origin to its final destination without the repeated loading and unloading of freight required by traditional shipping methods. A major innovation in intermodal transportation has been the articulated double-stack railcar, which transports stacked containers on a single platform. An articulated railcar is a unit comprised of up to five platforms, each of which is linked by a common set of wheels and axles.

   The double-stack railcar provides significant operating and capital savings over other types of intermodal railcars. These savings are the result of (i) increased train density (two containers are carried within the same longitudinal space conventionally used to carry one trailer or container); (ii) a railcar weight reduction per container of approximately 50%; (iii) easier terminal handling characteristics; (iv) reduced equipment costs of approximately 30% over the cost of providing the same carrying capacity with conventional equipment;
(v) better ride quality leading to reduced damage claims; and (vi) increased fuel efficiency resulting from weight reduction and improved aerodynamics. Greenbrier is the leading manufacturer of double-stack railcars with an estimated cumulative North American market share of nearly 60%.

   Greenbrier's comprehensive line of articulated and non-articulated double-stack railcars offers varying load capacities and configurations. Current double-stack products include:

MAXI-STACK-Registered Trademark- The Maxi-Stack is a series of double-stack railcars that features the ride-quality and operating efficiency of articulated stack cars. The Maxi-Stack IV is a three-platform articulated railcar with 53-foot wells that can accommodate all current container sizes in all three wells. The Maxi-Stack III is a five-platform railcar that features the ability to carry containers up to 48 feet in length in all wells and up to 53 feet in length on the top level. The Maxi-Stack AP is a three-platform all-purpose railcar that is more versatile than other intermodal cars because it allows the loading of either trailers or double-stack containers on the same platform.

HUSKY-STACK-Registered Trademark- The Husky-Stack is a non-articulated (stand-alone) or draw bar connected series of double-stack railcars with the capability of carrying containers up to 42% heavier than a single Maxi-Stack platform. The All-Purpose Husky-Stack is a non-articulated version of the Maxi-Stack AP. Husky-Stack 2+2 is a 56-foot railcar that allows the double-stack loading of up to four 28-foot containers. Husky-Stack also provides a means to extend double-stack economics to small load segments and terminals.

CONVENTIONAL RAILCARS

   In 2000, the majority of Greenbrier's manufactured railcars were conventional railcars. A leading manufacturer of boxcars in North America, Greenbrier produces a wide variety of 100-ton capacity boxcars, which are primarily used in the forest products industry. Greenbrier also produces custom-built, high-capacity boxcars for special applications such as automotive parts or canstock movement. In addition to boxcars: bulkhead, automotive and other flat cars; center-partition cars; flat cars; gondolas and various other conventional railcar types are manufactured.

   Production of Auto-Max-Registered Trademark- , a fully integrated, two-unit railcar designed to transport a mix of full-size pickups, automobiles and sport utility vehicles in a tri-level configuration began in the fourth quarter of 1999. The adjustable decks in Auto-Max can also be moved to a bi-level configuration, assuring the ability to adjust to automobile industry model changes.

EUROPEAN RAILCAR PRODUCTS

TANK CARS

   Greenbrier manufactures a comprehensive line of pressurized tank cars for liquid petroleum gas ("LPG") and non-pressurized tank cars for light oil and other products. Recent production includes 120m(3) LPG tank cars for Germany and France and 79m(3) chemical tank cars for Western Europe. These are the first two tank car products manufactured by Greenbrier that have been approved for use in Western Europe.

GENERAL PURPOSE FREIGHT CARS

   Greenbrier has the capability to manufacture a broad range of other types of freight cars, including flat cars, coil steel cars, intermodal cars, coal cars and sliding wall cars.

RAIL SERVICES

   Greenbrier is actively engaged in the repair and refurbishment of railcars for third parties, as well as its own lease fleet. In certain situations, repair and refurbishment of the Company's lease fleet is performed in unaffiliated facilities. Refurbishment and repair facilities are located in Portland and Springfield, Oregon; Cleburne and San Antonio, Texas; Finley, Washington; Atchison, Kansas; Golden, Colorado; and Modesto, California. The Springfield facility has a long-term contract with a third-party primarily for the repair of railcars. Greenbrier believes it is one of only a few railcar lessors with its own refurbishing capabilities. In addition, Greenbrier operates wheel reconditioning shops in Portland, Oregon; Pine Bluff, Arkansas; Tacoma, Washington; and Sahagun, Mexico.

MARINE VESSEL FABRICATION

   The Portland, Oregon manufacturing facility is located on a deep water port on the Willamette River. Until 1984, the Company's predecessor designed and built ocean-going barges and other types of marine vessels for maritime shipping companies. In 1995, Greenbrier re-entered the marine vessel market and expanded and upgraded the marine facilities, which include the largest side-launch ways on the West Coast. The upgraded marine facilities also enhance steel plate burning and fabrication capacity providing flexibility for railcar production. Since 1995, vessels manufactured include conventional deck barges, railcar deck barges, barges for aggregates and other heavy industrial products and ocean-going dump barges.

FORGING

   Greenbrier also produces steel forgings weighing up to 100 tons at its TrentonWorks industrial forge facility, one of the largest in North America. The forge produces custom parts for the oil and gas, hydroelectric and other heavy industries in all parts of the world.

LEASING & SERVICES

   Greenbrier currently manages a fleet of approximately 37,000 railcars, primarily in North America, of which 45% are owned and the remainder are managed for institutional investors, railroads and other leasing companies. Management services include equipment marketing and re-marketing, maintenance management and administration. Greenbrier participates in both the finance and the operating lease segments of the market. The aggregate rental payments over the operating lease terms do not fully amortize the acquisition costs of the leased equipment. As a result, the Company is subject to the customary risk that it may not be able to sell or re-lease equipment after the operating lease term expires. However, the Company believes it can effectively manage the risks typically associated with operating leases due to its railcar expertise and its refurbishing and re-marketing capabilities. Most of the leases are "full service" leases, whereby Greenbrier is responsible for maintenance, taxes and administration. The fleet is maintained, in part, through Greenbrier's own facilities and engineering and technical staff. Assets from the owned lease fleet are periodically sold to take advantage of market conditions, manage risk and maintain liquidity.

The following table summarizes the lease fleet:

                                                                     FLEET PROFILE
                                                               AS OF AUGUST 31, 2000(1)
                                          ---------------------------------------------------------------------
                                                                                    Percent          Average
                                                                                   of Owned          Age of
                                          Owned        Managed        Total        Units on           Owned
                                          Units         Units         Units          Lease        Units (Yrs.)
                                         --------     --------       --------    ----------      ---------------
Railcars Available for
  Revenue Service                          15,662       20,488         36,150         89%               22
Railcar Equipment Held
  for Sale(2)                               1,073            -          1,073
                                        ---------    ---------    -----------
                                           16,735       20,488         37,223
                                        =========    =========    ===========
Lessee Profile:

  Class I Railroads                        11,597       13,935         25,532
  Non-Class I Railroads                     1,499        3,629          5,128
  Shipping Companies                          664        2,284          2,948
  Leasing Companies                           231          594            825
  Off-Lease                                 1,671           46          1,717
                                        ---------    ---------    -----------
      Total Revenue Units                  15,662       20,488         36,150
                                        =========    =========    ===========

--------------------------
(1) Each platform of an articulated car is treated as a separate car.

(2) Railcar equipment held for sale consists mainly of railcars that will either be sold or refurbished and placed on lease.

A substantial portion of the equipment in the lease fleet has been acquired through an agreement entered into in August 1990 with Southern Pacific Transportation Company, which has since merged with Union Pacific Railroad, to purchase, refurbish and re-market over 10,000 railcars. The railcars were refurbished to predetermined specifications by Greenbrier or unaffiliated contract shops after satisfactory re-marketing arrangements were in place.

                          RAW MATERIALS AND COMPONENTS

   Products manufactured at Greenbrier owned facilities require a supply of raw materials including steel and numerous specialty components such as brakes, wheels and axles. Approximately 50% of the cost of each freight car represents specialty components purchased from third-parties. Customers often specify particular components and suppliers of such components. Although the number of alternative suppliers of certain specialty components has declined in recent years, there are at least two suppliers for most such components. Inventory levels are continually monitored to ensure adequate support of production. Advance purchases are periodically made to avoid possible shortages of material due to capacity limitations of component suppliers and possible price increases. Binding long-term contracts with suppliers are not typically entered into as the Company relies on established relationships with major suppliers to ensure the availability of raw materials and specialty items. Fluctuations in the price of components and raw materials have not had a material effect on earnings and are not anticipated to have a material effect in the foreseeable future.

   In Europe, certain railcars are manufactured by sub-contractors. The Company believes that alternatives are available should the sub-contractors be unable to perform.

   In 2000, approximately 73% of domestic requirements for steel were purchased from Oregon Steel Mills, Inc., approximately 75% of the Company's Canadian requirements were purchased from Algoma Steel, Inc., and approximately 36% of the Company's European requirements were purchased from Rautaruukki Steel. The top ten suppliers for all inventory purchases accounted for approximately 41% of total purchases, of which no supplier accounted for more than 10%. The Company maintains good relationships with its suppliers and has not experienced any significant interruptions in recent years in the supply of raw materials or specialty components. A member of the Canadian subsidiary's board of directors serves as chairman of the board of directors of Algoma Steel, Inc.

                        MARKETING AND PRODUCT DEVELOPMENT

   A fully-integrated marketing and sales effort is utilized whereby Greenbrier seeks to leverage relationships developed in each of its manufacturing and leasing & services operations to provide customers with a diverse range of equipment and financing alternatives designed to satisfy a customer's unique needs. These custom programs may involve a combination of railcar products and financing, leasing, refurbishing and re-marketing services, depending on whether the customer is buying new equipment, refurbishing existing equipment, or seeking to outsource the maintenance or management of equipment.

   Through customer relationships, insights are derived into the potential need for new products and services. Marketing and engineering personnel collaborate to evaluate opportunities and identify and develop new products. Research and development costs incurred for new product development during 2000, 1999 and 1998 were $2,300,000, $1,107,000 and $1,470,000.

                              CUSTOMERS AND BACKLOG

   The manufacturing customer base includes every transportation company that utilizes double-stack or conventional railcars as well as financial institutions that provide equipment to the transportation industry. A portion of the customer base includes TTX Company, Burlington Northern Sante Fe ("BNSF"), Union Pacific Railroad ("UP"), Canadian National Railway Company, Canadian Pacific Railway, Norfolk Southern Railway Company, Bombardier Rail Capital, DB Cargo AG and VTG Lehnkering AG.

The following table lists the Company's backlog in units and dollars for new railcars at the dates shown:

                                                             August 31,
                                               ------------- ------------ ------------
                                                   2000         1999         1998
                                                   ----         ----         ----
New railcar backlog(1)                            7,800        4,000        6,200
Estimated value (in thousands)                 $440,000     $271,000     $375,000

--------------------------
 (1) Each platform of an articulated car is treated as a separate car.

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

   Leasing & services customers include Class I Railroads, regional and short line railroads, other leasing companies, shippers and carriers such as UP, BNSF, Kansas City Southern Railroad, Florida East Coast Railroad and III Transportation.

   In 2000, sales to the two largest customers, TTX Company and BNSF, accounted for 30% and 9% of total revenues and 33% and 7% of manufacturing revenues. Revenues from UP and BNSF accounted for approximately 27% and 12% of leasing & services revenues. No other customers accounted for more than 10% of total, manufacturing or leasing & services revenues.

                                   COMPETITION

   Greenbrier is affected by a variety of competitors in each of its principal business activities. There are currently seven major railcar manufacturers competing in North America. Two of these producers build railcars principally for their own fleets and five producers - Trinity Industries, Inc., Thrall Car Manufacturing Co., Johnstown America Corp., National Steel Car, Ltd. and the Company - compete principally in the general railcar market. Some of these producers have substantially greater resources than the Company. Greenbrier competes on the basis of type of product, reputation for quality, price, reliability of delivery and customer service and support. Competition in Europe, with 20 to 30 railcar producers, is more fragmented than in North America.

   In railcar leasing, principal competitors in North America include Bombardier Rail Capital, The CIT Group, First Union Rail, GATX Corporation and General Electric Railcar Services. Greenbrier does not currently provide significant leasing services in Europe.

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

                              ENVIRONMENTAL MATTERS

   The Company is subject to national, state, provincial and local environmental laws and regulations concerning, among other matters, air emissions, wastewater discharge, solid and hazardous waste disposal and employee health and safety. Greenbrier maintains an active program of environmental compliance and believes that its current operations are in material compliance with all applicable national, state, provincial and local environmental laws and regulations. Prior to acquiring manufacturing facilities, the Company conducts investigations to evaluate the environmental condition of subject properties and negotiates contractual terms for allocation of environmental exposure arising from prior uses. Upon commencing operations at acquired facilities, the Company endeavors to implement environmental practices, which are at least as stringent as those mandated by applicable laws and regulations.

   Environmental studies have been conducted of owned and leased properties, which indicate additional investigation and some remediation may be necessary. The Portland, Oregon manufacturing facility is located on the Willamette River. The United States Environmental Protection Agency is considering possible classification of portions of the river bed, including the portion fronting the facility, as a federal "superfund" site due to sediment contamination. There is no indication that the Company has contributed to contamination of the Willamette River bed, although uses by prior owners of the property may have contributed. Nevertheless, ultimate classification of the Willamette River may have an impact on the value of the Company's investment in the property and may require the Company to initially bear a portion of the cost of any mandated remediation. The Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its side-launch ways on the river, and classification as a superfund site could result in some limitations on future launch activity. Management believes that its operations adhere to sound environmental practices, applicable laws and regulations.

                                   REGULATION

   The Federal Railroad Administration (the "FRA") in the United States and Transport Canada in Canada administer and enforce laws and regulations relating to railroad safety. These regulations govern equipment and safety appliance standards for freight cars and other rail equipment used in interstate commerce. The Association of American Railroads (the "AAR") also promulgates a wide variety of rules and regulations governing the safety and design of equipment, relationships among railroads with respect to railcars in interchange and other matters. The AAR also certifies railcar builders and component manufacturers that provide equipment for use on North American railroads. The effect of these regulations is that the Company must maintain its certifications with the AAR as a railcar builder and component manufacturer, and products sold and leased by the Company in North America must meet AAR, Transport Canada and FRA standards.

   In Europe, many countries have deregulated their railroads, and the privatization process is underway. However, each country currently has its own market with different certification requirements. To address cross-border issues, the European Union has proposed international rail routes that would run on a common standard with few customs restrictions. However, there can be no assurance that such standards will be adopted.

                        EXECUTIVE OFFICERS OF THE COMPANY

The following are the executive officers of the Company.

ALAN JAMES, 70, is Chairman of the Board of Directors of Greenbrier, a position he has held since 1994. Mr. James was President of Greenbrier, or its predecessor company, from 1974 to 1994.

WILLIAM A. FURMAN, 56, is President, Chief Executive Officer and a director of Greenbrier, positions he has held since 1994. Mr. Furman is also Managing Director of TrentonWorks Limited and Chairman of the Board of Directors of WagonySwidnica, S.A. Mr. Furman was Chief Executive Officer of Gunderson from 1989 to 2000 and was Vice President of Greenbrier, or its predecessor company, from 1974 to 1994. Mr. Furman serves as a director of Schnitzer Steel Industries, Inc., a steel recycling and manufacturing company.

ROBIN D. BISSON, 46, has been Senior Vice President Marketing and Sales since 1996 and President of Greenbrier Railcar, Inc., a subsidiary that engages in railcar leasing, since 1991. Mr. Bisson was Vice President of Greenbrier Railcar, Inc. from 1987 to 1991 and has been Vice President of Greenbrier Leasing Corporation, a subsidiary that engages in railcar leasing, since 1987.

LARRY G. BRADY, 61, is Senior Vice President and Chief Financial Officer of the Company. Prior to becoming Senior Vice President in 1998, he was Vice President and Chief Financial Officer since 1994. Mr. Brady has been Senior Vice President of Greenbrier Leasing Corporation since he joined the Company in 1991. From 1974 to 1990, he was a partner with Touche Ross & Co. (which subsequently became Deloitte & Touche LLP).

A. DANIEL O'NEAL, JR., 64, has been a director of Gunderson, Inc. since 1985 and serves as a director of the Company. From 1973 until 1980, Mr. O'Neal served as a commissioner of the Interstate Commerce Commission, and from 1977 until 1980 served as its Chairman. He is currently Chairman of Powertech Toolworks, Inc., a computer services company. Mr. O'Neal has been Chairman of Washington State's Freight Mobility Board since being appointed by the Governor in 1998.

MARK J. RITTENBAUM, 43, is Vice President and Treasurer of the Company, a position he has held since 1994. Mr. Rittenbaum is also Vice President of Greenbrier Leasing Corporation and Greenbrier Railcar, Inc., positions he has held since 1993 and 1994.

TIMOTHY A. STUCKEY, 50, has been President of Gunderson Rail Services since May 1999 and President of Autostack Corporation since 1992, prior to which he served as Executive Vice President of Autostack since 1990, and Assistant Vice President of Greenbrier Leasing Corporation since 1987.

NORRISS M. WEBB, 60, is Executive Vice President and General Counsel of the Company, a position he has held since 1994. He is also Vice President, Secretary and a director of Gunderson, Inc. Mr. Webb was Vice President of the Company from 1981 to 1994.

L. CLARK WOOD, 58, has been President of Manufacturing Operations since April 1998, Chief Executive Officer and a director of Gunderson, Inc. since 2000 and Chief Executive Officer of TrentonWorks Limited since June 1995. Mr. Wood was President of Gunderson from 1990 to 1999 and was Vice President and Director of Railcar Sales at Trinity Industries, Inc., a railroad freight car manufacturer, from 1985 to 1990.

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

                                    EMPLOYEES

As of August 31, 2000, Greenbrier had 3,835 full-time employees, consisting of 3,712 employees engaged in railcar and marine manufacturing, and railcar services, and 123 employees engaged in leasing & services activities. A total of 823 employees at the manufacturing facility in Trenton, Nova Scotia, Canada are covered by collective bargaining agreements, which are currently under negotiations. In addition, 359 employees at the manufacturing facility in Swidnica, Poland are also covered by collective bargaining agreements that can be terminated by either party with three months notice. A stock incentive plan and a stock purchase plan are available for all North American employees. A discretionary bonus program is maintained for salaried and most hourly employees not covered by collective bargaining agreements. Greenbrier believes that its relations with its employees are generally good.

ITEM 2.    PROPERTIES

   The Company operates at the following facilities in North America and Europe as of August 31, 2000:

------------------------------- ----------------------------------- ------------------------- ----------------------------
         DESCRIPTION                           SIZE                         LOCATION                    STATUS
------------------------------- ----------------------------------- ------------------------- ----------------------------
Railcar and marine              75 acres including 774,000 sq.      Portland, Oregon          Owned
manufacturing facility          ft. of manufacturing space and a
                                750-foot side-launch ways for
                                launching ocean-going vessels
------------------------------- ----------------------------------- ------------------------- ----------------------------
Railcar manufacturing and       100 acres with 800,000 sq. ft. of   Trenton, Nova Scotia      Owned
forge facility                  manufacturing space as well as a
                                forge shop
------------------------------- ----------------------------------- ------------------------- ----------------------------
Railcar manufacturing facility  88 acres with 676,000 sq. ft. of    Swidnica, Poland          Owned
                                manufacturing space
------------------------------- ----------------------------------- ------------------------- ----------------------------
Railcar manufacturing and       461,991 sq. ft. of manufacturing    Sahagun, Mexico           Leased through 2003(1)
wheel reconditioning shop       space, which includes a 152,245
                                sq. ft. wheel reconditioning shop
------------------------------- ----------------------------------- ------------------------- ----------------------------
Railcar repair facility         70 acres                            Cleburne, Texas           Leased through 2002 with
                                                                                              an option to purchase
------------------------------- ----------------------------------- ------------------------- ----------------------------
Railcar repair facility         40 acres                            Finley, Washington        Leased through 2015 with
                                                                                              an option to purchase
------------------------------- ----------------------------------- ------------------------- ----------------------------
Railcar repair facility         18 acres                            Atchison, Kansas          Owned
------------------------------- ----------------------------------- ------------------------- ----------------------------
Railcar repair facility         5.4 acres                           Springfield, Oregon       Leased through 2004
------------------------------- ----------------------------------- ------------------------- ----------------------------
Wheel reconditioning shop       4.6 acres                           Tacoma, Washington        Leased through 2003 with
                                                                                              extensions through 2071
------------------------------- ----------------------------------- ------------------------- ----------------------------
Wheel reconditioning shop       20,000 sq. ft.                      Pine Bluff, Arkansas      Month-to-month
------------------------------- ----------------------------------- ------------------------- ----------------------------
Railcar repair facility         145,800 sq. ft.                     Golden, Colorado          Leased through 2006
------------------------------- ----------------------------------- ------------------------- ----------------------------
Executive offices, railcar      37,000 sq. ft.                      Lake Oswego, Oregon       Leased through 2009
marketing and leasing
activities
------------------------------- ----------------------------------- ------------------------- ----------------------------

(1) The property in Sahagun, Mexico, is leased from Bombardier Transportation, Greenbrier's joint venture partner.

   Marketing, administrative offices and other facilities are also leased in various locations throughout North America and Europe. Greenbrier believes that its facilities are in good condition and that the facilities, together with anticipated capital improvements and additions, are adequate to meet its operating needs for the foreseeable future. The need for expansion and upgrading of the railcar manufacturing and refurbishment facilities is continually evaluated in order to take advantage of increased market opportunities for new railcar designs and repair and refurbishment services.

ITEM 3.  LEGAL PROCEEDINGS

   From time to time, Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. In addition, litigation has been initiated by former shareholders of Interamerican Logistics, Inc. ("Interamerican"), which was acquired in the fall of 1996. The plaintiffs allege that Greenbrier violated the agreements pursuant to which it acquired ownership of Interamerican and seek damages aggregating $4.5 million Canadian. Management believes the claim is without merit and intends to vigorously defend its position. Accordingly, management believes that any ultimate liability resulting from litigation will not materially affect the financial position, results of operations or cash flows of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Reference is made to the information set forth in the section entitled "Common Stock" on page 44 of the 2000 Annual Report to Stockholders, which section is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

   Reference is made to the information set forth in the section entitled "Selected Financial Information" on page 22 of the Company's 2000 Annual Report to Stockholders, which section is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Reference is made to the information set forth in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 23 to 27 of the 2000 Annual Report to Stockholders, which section is incorporated herein by reference.

ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Greenbrier has assessed its exposure to market risk for its variable rate debt and foreign currency exposures and believes that exposures to such risks are not material. Foreign operations give rise to market risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. Even though forward exchange contracts are entered into to mitigate the impact of currency fluctuations, certain exposure remains which may affect operating results. No provision has been made for credit loss due to counterparty non-performance.

   At the August 31, 2000 exchange rates, forward exchange contracts for the purchase of Canadian dollars aggregated $47.8 million, contracts for the purchase of Polish zloties aggregated $15.8 million and contracts for the purchase of United States dollars aggregated $2.0 million. These contracts mature at various dates through June 2001. At August 31, 2000, gains and losses of approximately $0.8 million and $0.4 million on such contracts have been deferred and will be recognized in earnings concurrent with the hedged transaction.

   Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. The net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. At August 31, 2000, such agreements had a notional amount of $30.0 million and mature between July 2008 and March 2011.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following consolidated financial statements and report of independent auditors set forth in the 2000 Annual Report to Stockholders are incorporated herein by reference: Consolidated Balance Sheets as of August 31, 2000 and 1999, and the Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity and Comprehensive Income and Consolidated Statements of Cash Flows for each of the years ended August 31, 2000, 1999 and 1998, on pages 29 to 32 the Notes to Consolidated Financial Statements on pages 33 to 41, the report of independent auditors thereon on page 28 and the section entitled Quarterly Results of Operations on page 42.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

   There is hereby incorporated by reference the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's year ended August 31, 2000, and the information under the caption "Executive Officers of the Company" in Part I, Item 1, "Business," of this Annual Report on Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

   There is hereby incorporated by reference the information under the caption "Executive Compensation" in Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's year ended August 31, 2000.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   There is hereby incorporated by reference the information under the captions "Voting" and "Stockholdings of Certain Beneficial Owners and Management" in Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's year ended August 31, 2000.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   There is hereby incorporated by reference the information under the caption "Certain Relationships and Related Party Transactions" in Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's year ended August 31, 2000.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   The Consolidated Financial Statements, together with the report thereon of Deloitte & Touche LLP, dated October 24, 2000, appearing on pages 28 to 41 of the 2000 Annual Report to Stockholders are incorporated by reference into this Annual Report on Form 10-K. With the exception of the aforementioned information and that which is specifically incorporated in Parts I and II, the 2000 Annual Report to Stockholders is not to be deemed filed as part of this Annual Report on Form 10-K.

                                                                                             Annual Report
                                                                                                Page No.
                                                                                               -----------
(a)  (1) Financial Statements of the Company - Index                                               21
         Independent Auditors' Report                                                              28
         Consolidated Balance Sheets as of August 31, 2000 and 1999                                29
         Consolidated Statements of Operations for each of the years ended
              August 31, 2000, 1999 and 1998                                                       30
         Consolidated Statements of Stockholders' Equity and Comprehensive
              Income for each of the years ended August 31, 2000, 1999 and 1998                    31
         Consolidated Statements of Cash Flows for each of the years ended
              August 31, 2000, 1999 and 1998                                                       32
         Notes to Consolidated Financial Statements                                             33-41

                                                                                              This Filing
                                                                                                Page No.
                                                                                               -----------
     (2) The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements in the 2000
         Annual Report to Stockholders. All other schedules have been omitted because they are inapplicable, not required or because the information is given in the Consolidated Financial Statements or related Notes to
         Consolidated Financial Statements.

         Independent Auditors' Report                                                              15
         Schedule I - Condensed Financial Information of Registrant                             16-17

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

         10.3.* Employment Agreement dated October 1, 1998 between Greenbrier Leasing Corporation and A. Daniel O'Neal Jr.

         10.4.* Amendment No. 1 dated August 1, 2000 to Employment Agreement dated October 1, 1998 between Greenbrier Leasing Corporation and A. Daniel O'Neal Jr.

         10.5.* Form of Registrant's Split-Dollar Agreement is incorporated herein by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the year ended August 31, 1995.

         10.6.* Greenbrier Leasing Corporations Manager Owned Target Benefit Plan dated as of January 1, 1996 is incorporated herein by reference to Exhibit 10.35 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997.

         10.7.* James-Furman Supplemental 1994 Stock Option Plan is incorporated herein by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended August 31, 1994.

         10.8. Form of Registrant's 1994 Stock Incentive Plan, dated July 1, 1994 is incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

         10.9. Amendment No. 1 to the 1994 Stock Incentive Plan, dated July 14, 1998, incorporated herein by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended August 31, 1998.

         10.10. Amendment No. 2 to the 1994 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended August 31, 1999.

         10.11. Amendment No. 3 to the 1994 Stock Incentive Plan incorporated herein by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended August 31, 1999.

         10.12. Form of Agreement concerning Indemnification and Related Matters (Directors) between Registrant and its directors is incorporated herein by reference to Exhibit 10.18 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

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

         10.15. Form of Amendment No. 1 to Railcar Management Agreement between Greenbrier Leasing Corporation and James-Furman & Company dated as of July 1, 1994 is incorporated herein by reference to Exhibit 10.11 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

         10.16. Railcar Maintenance Agreement between Greenbrier Leasing Corporation and James-Furman & Company, dated as of December 31, 1989 is incorporated herein by reference to Exhibit 10.10 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

         10.17. Form of Amendment No. 1 to Railcar Maintenance Agreement between Greenbrier Leasing Corporation and James-Furman & Company dated as of July 1, 1994 is incorporated herein by reference to Exhibit 10.12 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

         10.18. Lease of Land and Improvements dated as of July 23, 1992 between the Atchison, Topeka and Santa Fe Railway Company and Gunderson Southwest, Inc. is incorporated herein by reference to Exhibit 10.4 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

         10.19. First amendment dated September 26, 1994 to the Lease of Land and Improvements dated as of July 23, 1992 between The Atchison, Topeka and Santa Fe Railway Company and Gunderson Southwest, Inc. is incorporated herein by reference to Exhibit
                  10.24 to Registrant's Quarterly Report on form 10-Q for the quarter ended November 30, 1994.

         10.20. Re-marketing Agreement dated as of November 19, 1987 among Southern Pacific Transportation Company, St. Louis Southwestern Railway Company, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. is incorporated herein by reference to Exhibit 10.5 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

         10.21. Amendment to Re-marketing Agreement among Southern Pacific Transportation Company, St. Louis Southwestern Railway Company, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. dated as of November 15, 1988 is incorporated herein by reference to Exhibit 10.6 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

         10.22. Amendment No. 2 to Re-marketing Agreement among Southern Pacific Transportation Company, St. Louis Southwestern Railway Company, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. is incorporated herein by reference to Exhibit
                  10.7 to Registrant's Registration Statement No. 33-78852, dated July 11, 1994.

         10.23. Amendment No. 3 to Re-marketing Agreement dated November 19, 1987 among Southern Pacific Transportation Company, St. Louis Southwestern Railway Company, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. dated as of March 5, 1991 is incorporated herein by reference to Exhibit 10.8 to Registrant's Registration Statement No. 33-78852, dated
                  July 11, 1994.

         10.24. Stock Incentive Plan - 2000, dated as of April 6, 1999 is incorporated herein by reference to Exhibit 10.23 to Registrant's Annual Report on form 10-K for the year ended August 31, 1999.

         13. Portions of the 2000 Annual Report to Stockholders incorporated by reference herein.

         21.1.    List of the subsidiaries of the Registrant

         23.      Consent of Deloitte & Touche LLP, independent auditors

         27.      Financial Data Schedule

-----------------
*     Management contract or compensatory plan or arrangement

(b)   Reports on Form 8-K

      None

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
The Greenbrier Companies, Inc.

We have audited the consolidated financial statements of The Greenbrier Companies, Inc. and Subsidiaries as of August 31, 2000 and 1999, and for each of the three years in the period ended August 31, 2000, and have issued our report thereon dated October 24, 2000; such consolidated financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of The Greenbrier Companies, Inc. and Subsidiaries, listed in
Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP

Portland, Oregon
October 24, 2000

                                   SCHEDULE I

                         THE GREENBRIER COMPANIES, INC.
                         CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT
                                 (In thousands)


BALANCE SHEETS
                                                                                              August 31,
                                                                                    -------------------------------
                                                                                        2000              1999
                                                                                    -------------    --------------
                                     ASSETS
Cash and cash equivalents                                                           $          31    $           31
Accounts receivable                                                                           152               229
Due from affiliates                                                                        10,824             9,898
Investment in subsidiaries                                                                185,210           162,305
Deferred income taxes                                                                           -               650
Prepaid expenses and other                                                                  2,402             2,282
                                                                                    -------------    --------------

                                                                                    $     198,619    $      175,395
                                                                                    =============    ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                            $       3,512    $        7,002
Due to affiliates                                                                          40,364            34,230
Deferred income taxes                                                                       1,128                 -
Notes payable                                                                              12,000                 -
Stockholders' equity                                                                      141,615           134,163
                                                                                    -------------    --------------

                                                                                    $     198,619    $      175,395
                                                                                    =============    ==============


STATEMENTS OF OPERATIONS

                                                                                Year ended August 31,
                                                                  -------------------------------------------------
                                                                       2000             1999              1998
                                                                  --------------    -------------    --------------
Interest and other income                                         $        1,783    $       1,528    $          612

Expenses
   Selling and administrative                                              8,682           10,474             8,859
   Interest                                                                3,339            1,325               326
                                                                  --------------    -------------    --------------
                                                                          12,021           11,799             9,185
                                                                  --------------    -------------    --------------

Loss before income tax benefit and equity
  in earnings of subsidiaries                                            (10,238)         (10,271)           (8,573)
Income tax benefit                                                         4,687            4,268             3,601
                                                                  --------------    -------------    --------------
Loss before equity in earnings of subsidiaries                            (5,551)          (6,003)           (4,972)
Equity in earnings of subsidiaries                                        19,905           25,484            25,304
                                                                  --------------    -------------    --------------

Net earnings                                                      $       14,354    $      19,481    $       20,332
                                                                  ==============    =============    ==============

                         THE GREENBRIER COMPANIES, INC.
                         CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT
                                 (IN THOUSANDS)


STATEMENTS OF CASH FLOWS

                                                                                Year ended August 31,
                                                                  -------------------------------------------------
                                                                       2000             1999              1998
                                                                  --------------    -------------    --------------
Cash flows from operating activities:
   Net earnings                                                   $       14,354    $      19,481    $       20,332
   Adjustments to reconcile net earnings to net cash (used in)
       provided by operating activities:
     Deferred income taxes                                                 1,778           (2,338)              996
     Equity in earnings of subsidiaries                                  (19,905)         (25,484)          (25,304)
     Other                                                                (1,524)           1,037               685
   Decrease (increase) in assets:
     Accounts and notes receivable                                            77            2,394            (2,575)
     Due from affiliates                                                    (926)           4,074            (2,140)
     Prepaid expenses and other                                             (120)             482            (1,182)
   Increase (decrease) in liabilities:
     Accounts payable and accrued liabilities                             (3,490)           3,743             2,144
     Due to affiliates                                                     6,134           21,773             9,380
                                                                  --------------    -------------    --------------
   Net cash (used in) provided by operating activities                    (3,622)          25,162             2,336

Cash flows from investing activities:
   Investment in subsidiary                                               (3,000)         (19,770)              -
                                                                  ---------------   ---------------- --------------
   Net cash used in investing activities                                  (3,000)         (19,770)              -

Cash flows for financing activities:
   Proceeds from borrowings                                               12,000                -                 -
   Purchase of treasury stock                                               (246)               -                 -
   Dividends                                                              (5,132)          (5,559)           (3,409)
   Proceeds from stock options                                                 -               29             1,221
                                                                  --------------    -------------    --------------
   Net cash provided by (used in) financing activities                     6,622           (5,530)           (2,188)

Increase (decrease) in cash                                                    -             (138)              148

Cash and cash equivalents:
   Beginning of year                                                          31              169                21
                                                                  --------------    -------------    --------------

   End of year                                                    $           31    $          31    $          169
                                                                  ==============    =============    ==============

Supplemental disclosures of cash flow information:

   Cash paid during the year for interest                         $        2,992    $       1,413    $          326

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE GREENBRIER COMPANIES, INC.

Dated:   November 29, 2000                By: /s/ William A. Furman
                                             ----------------------------------
                                          William A. Furman
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                       Date
---------                                                       ----

  /s/ Alan James                                            November 29, 2000
-------------------------------
Alan James, Chairman of the Board

  /s/ William A. Furman                                     November 29, 2000
-------------------------------
William A. Furman, President and
Chief Executive Officer, Director

  /s/ Victor G. Atiyeh                                      November 29, 2000
-------------------------------
Victor G. Atiyeh, Director

  /s/ Peter K. Nevitt                                       November 29, 2000
-------------------------------
Peter K. Nevitt, Director

  /s/ A. Daniel O'Neal                                      November 29, 2000
-------------------------------
A. Daniel O'Neal, Director

  /s/ C. Bruce Ward                                         November 29, 2000
-------------------------------
C. Bruce Ward, Director

  /s/ Benjamin R. Whiteley                                  November 29, 2000
-------------------------------
Benjamin R. Whiteley, Director

  /s/ Larry G. Brady                                        November 29, 2000
-------------------------------
Larry G. Brady, Sr. Vice President and
Chief Financial Officer (Principal Financial
and Accounting Officer)