Form 10-Q
period 2000-11-30
GREENBRIER COMPANIES INC
filed 2001-01-16
CIK 923120

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended November 30, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File No. 1-13146

THE GREENBRIER COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	93-0816972 (I.R.S. Employer Identification No.)
One Centerpointe Drive, Suite 200, Lake Oswego, OR (Address of principal executive offices)	97035 (Zip Code)

(503) 684-7000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the registrant's common stock, $0.001 par value per share, outstanding on December 29, 2000 was 14,108,532 shares.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
(In thousands, except per share amounts, unaudited)

	November 30, 2000	August 31, 2000
Assets
Cash and cash equivalents	$5,610	$12,908
Accounts and notes receivable	60,842	66,150
Inventories	130,379	127,484
Investment in direct finance leases	119,821	124,780
Equipment on operating leases	161,752	122,074
Property, plant and equipment	77,713	77,628
Intangible assets	22,021	23,001
Other	32,082	30,084

	$610,220	$584,109

Liabilities and Stockholders' Equity
Revolving notes	$61,351	$13,019
Accounts payable and accrued liabilities	134,282	147,792
Deferred participation	55,011	54,266
Deferred income taxes	22,814	25,238
Notes payable	152,448	159,363
Subordinated debt	37,748	37,748
Minority interest	5,095	5,068
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock—$0.001 par value; 25,000 shares authorized; none outstanding	—	—
Common stock—$0.001 par value; 50,000 shares authorized; 14,119 and 14,227 outstanding at November 30, 2000 and August 31, 2000	14	14
Additional paid-in capital	49,415	50,249
Retained earnings	96,482	94,756
Accumulated other comprehensive loss	(4,440)	(3,404)

	141,471	141,615

	$610,220	$584,109

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended November 30,
	2000	1999
Revenue
Manufacturing	$134,779	$91,749
Leasing & services	19,205	21,253

	153,984	113,002
Cost of revenue
Manufacturing	120,364	80,013
Leasing & services	10,195	12,214

	130,559	92,227
Margin	23,425	20,775
Other Costs
Selling and administrative expense	13,930	12,405
Interest expense	4,994	4,978

	18,924	17,383
Earnings before income tax expense, minority interest and equity in earnings (losses) of unconsolidated subsidiary	4,501	3,392
Income tax expense	(1,371)	(2,237)

Earnings before minority interest and equity in earnings (losses) of unconsolidated subsidiary	3,130	1,155
Minority interest	(123)	(746)
Equity in earnings (losses) of unconsolidated subsidiary	(8)	15

Net earnings	$2,999	$424

Basic earnings per common share	$.21	$.03

Diluted earnings per common share	$.21	$.03

Weighted average common shares:
Basic	14,179	14,255
Diluted	14,194	14,305

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended November 30,
	2000	1999
Cash flows from operating activities:
Net earnings	$2,999	$424
Adjustments to reconcile net earnings to net cash used in operating activities:
Deferred income taxes	(2,424)	(342)
Deferred participation	745	1,015
Depreciation and amortization	5,243	4,603
Gain on sales of equipment	(460)	(62)
Other	(20)	215
Decrease (increase) in assets:
Accounts and notes receivable	5,308	(16,776)
Inventories	(18,849)	(17,818)
Other	(2,077)	(515)
Decrease in liabilities:
Accounts payable and accrued liabilities	(13,499)	(28,276)

Net cash used in operating activities	(23,034)	(57,532)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(539)
Principal payments received under direct finance leases	4,893	4,378
Proceeds from sales of equipment	2,160	207
Purchase of property and equipment	(31,172)	(19,321)

Net cash used in investing activities	(24,119)	(15,275)
Cash flows from financing activities:
Proceeds from borrowings	49,779	20,103
Repayments of borrowings	(7,816)	(6,928)
Dividends	(1,274)	(1,283)
Purchase of treasury stock	(834)	—

Net cash provided by financing activities	39,855	11,892

Decrease in cash and cash equivalents	(7,298)	(60,915)
Cash and cash equivalents
Beginning of period	12,908	77,796

End of period	$5,610	$16,881

Cash paid during the period for:
Interest	$3,167	$5,098
Income taxes	1,616	1,487
Non-cash activity:
Transfer of equipment in inventory to operating leases	$16,033	$—

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1—Interim Financial Statements

    The consolidated financial statements of The Greenbrier Companies, Inc. and Subsidiaries ("Greenbrier" or the "Company") as of November 30, 2000 and for the three months ended November 30, 2000 and 1999 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three months ended November 30, 2000 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2001. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the 2001 presentation.

    Change in accounting principle—Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), requires that all derivatives be recognized as either assets or liabilities measured at fair value. The Company adopted SFAS No. 133 as of September 1, 2000 and accordingly the adjustment to fair market value of derivative instruments has been included as the cumulative effect of a change in accounting principle in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

    Management estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. This includes, among other things, evaluation of the remaining life and recoverability of long-lived assets. Actual results could differ from those estimates.

    Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements contained in Greenbrier's 2000 Annual Report incorporated by reference into the Company's 2000 Annual Report on Form 10-K.

Note 2—Inventories

(In thousands)

	November 30, 2000	August 31, 2000
Manufacturing supplies and raw materials	$27,729	$23,071
Work-in-process	52,437	55,227
Railcars held for sale or refurbishment	50,213	49,186

	$130,379	$127,484

THE GREENBRIER COMPANIES, INC.

Note 3—Comprehensive Income

    The following is a reconciliation of net earnings to comprehensive income:

(In thousands)

	Three Months Ended November 30,
	2000	1999
Net earnings	$2,999	$424
Cumulative effect of change in accounting principle (net of tax expense of $25) (Note 4)	1,077	—
Gain on derivative financial instruments recognized in net income during the three months (no tax effect)	(530)	—
Unrealized loss on derivative financial instruments (net of tax benefit of $791)	(695)	—
Foreign currency translation adjustment (net of tax benefit of $544 and $205)	(888)	(183)

	$1,963	$241

Note 4—Derivative Instruments

    Foreign operations give rise to market risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt.

    In accordance with the transition provisions of SFAS No. 133, adopted by Greenbrier on September 1, 2000, a cumulative effect of a change in accounting principle of $1.1 million (net of tax) was recorded on the balance sheet as a component of other comprehensive income.

    At November 30, 2000 exchange rates, forward exchange contracts for the purchase of Canadian dollars aggregated $62.0 million, contracts for the purchase of Polish zloties aggregated $21.0 million and contracts for the purchase of United States dollars aggregated $2.0 million. The fair value of these cash flow hedges at November 30, 2000 was a loss of $0.5 million. As these contracts mature at various dates through August 2001, such loss will be recognized in income over the next nine months as the related transactions are recognized.

    At November 30, 2000 exchange rates, interest rate swap agreements, which are accounted for as cash flow hedges, had a notional amount of $30.0 million and mature between July 2008 and March 2011. As interest expense on the underlying debt is recognized, corresponding amounts are reclassified from other comprehensive income and charged or credited to interest expense.

Note 5—Segment Information

    Greenbrier operates in two reportable segments: manufacturing and leasing & services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the consolidated financial statements contained in the Company's 2000 Annual Report. Performance is evaluated based on margin, which is presented on the Consolidated Statements of Operations. Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties.

THE GREENBRIER COMPANIES, INC.

    The information in the following table is derived directly from the segments' internal financial reports used for corporate management purposes.

(In thousands)

	Three Months Ended November 30,
	2000	1999
Revenue:
Manufacturing	$146,554	$147,201
Leasing & services	23,769	26,927
Intersegment eliminations	(16,339)	(61,126)

	$153,984	$113,002

Note 6—Commitments and Contingencies

    From time to time, the Company is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. Litigation has been initiated by former shareholders of Interamerican Logistics, Inc. ("Interamerican"), which was acquired in the fall of 1996. The plaintiffs allege that the Company violated the agreements pursuant to which it acquired ownership of Interamerican and seek damages aggregating $4.5 million Canadian. Management contends the claim to be without merit and intends to vigorously defend its position. Management believes that any ultimate liability resulting from litigation will not materially affect the financial position, results of operations, or cash flows of the Company.

    Environmental studies have been conducted of owned and leased properties that indicate additional investigation and some remediation may be necessary. The Portland, Oregon manufacturing facility is located on the Willamette River. The United States Environmental Protection Agency (the "EPA") has classified portions of the river bed, including the portion fronting the facility, as a federal "superfund" site due to sediment contamination. The Company and more than 60 other parties have received a "General Notice" of potential liability from the EPA. There is no indication that the Company has contributed to contamination of the Willamette River bed, although uses by prior owners of the property may have contributed. Nevertheless, ultimate classification of the Willamette River may have an impact on the value of the Company's investment in the property and may require the Company to initially bear a portion of the cost of any mandated remediation. The Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways on the river, and classification as a superfund site could result in some limitations on future launch activity. The outcome of such actions cannot be estimated; however, management believes that any ultimate liability resulting from environmental issues will not materially affect the financial position, results of operations, or cash flows of the Company. Management believes that the Company's operations adhere to sound environmental practices, applicable laws and regulations.

Note 7—Subsequent Event

    Subsequent to November 30, 2000, additional lines of credit totaling $15.0 million (at the November 30, 2000 exchange rate) were obtained to support European operations.

THE GREENBRIER COMPANIES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Greenbrier currently operates in two primary business segments: manufacturing and leasing & services. The two business segments are operationally integrated. With operations in North America and Europe, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, marine vessels and forged steel products and performs railcar refurbishment and maintenance activities. In Europe, the Company also manufactures new freight cars through the use of unaffiliated subcontractors. Such activities are included in the manufacturing segment. The leasing & services segment owns or manages approximately 39,000 railcars for railroads, institutional investors and other leasing companies.

    Railcars are generally manufactured under firm orders from third parties, and revenue is recognized when the cars are completed and accepted by the customer. Greenbrier also manufactures railcars prior to receipt of firm orders to maintain continuity of manufacturing operations and may also build railcars for its own lease fleet. Railcars produced in a given period may be delivered in subsequent periods, delaying revenue recognition. Revenue does not include sales of new railcars to, or refurbishment services performed for, the leasing & services segment since intercompany transactions are eliminated in preparing the consolidated financial statements. The margin generated from such sales or refurbishment activity is realized by the leasing & services segment over the related life of the asset or upon sale of the equipment.

Overview

    Total revenues for the three months ended November 30, 2000 were $154.0 million, an increase of $41.0 million over 1999 revenues of $113.0 million. The increase is primarily due to increased deliveries of railcars in the current year, partially offset by lower revenues from the leasing & services segment.

    Net earnings for the three months ended November 30, 2000 were $3.0 million, or $0.21 per diluted common share compared to net earnings of $0.4 million, or $0.03 per diluted common share for the three months ended November 30, 1999.

    In January 2000, Greenbrier purchased the Freight Wagon Division of DaimlerChrysler Rail Systems located in Siegen, Germany. The acquired operation provides expertise in the fields of engineering, design, sales and marketing and project management. It also includes a comprehensive portfolio of railcar designs certified for the European marketplace, which enhanced production at Greenbrier's Polish manufacturing facility. Accordingly, a significant portion of the assets acquired were intangibles.

Three Months Ended November 30, 2000 Compared to Three Months Ended November 30, 1999

Manufacturing Segment

    Manufacturing revenue includes results from new railcar, marine, forge, refurbishment and maintenance activities. New railcar delivery and backlog information disclosed herein includes all facilities, including the joint venture in Mexico that is accounted for by the equity method.

    Manufacturing revenue for the three months ended November 30, 2000 was $134.8 million compared to $91.7 million in the corresponding prior period, an increase of $43.1 million, or 47.0%. The increase is primarily due to increased new railcar deliveries in North America and Europe. New railcar deliveries were approximately 2,100 in the current period compared to 1,400 in the prior comparable period.

    The manufacturing backlog of railcars for sale and lease for all facilities as of November 30, 2000 was approximately 6,200 railcars with an estimated value of $360.0 million compared to 7,800 railcars valued at $440.0 million as of August 31, 2000.

THE GREENBRIER COMPANIES, INC.

    Gross margin for the three months ended November 30, 2000 was 10.7% compared to the prior period gross margin of 12.8%. The decrease was primarily due to pricing pressures in a competitive North American market and inefficiencies associated with product line changeovers, partially offset by improved European margins.

Leasing & Services Segment

    Leasing & services revenue decreased $2.1 million, or 9.9%, to $19.2 million for the three months ended November 30, 2000 compared to $21.3 million for the three months ended November 30, 1999. The decrease is primarily as a result of the maturation of the direct finance lease portfolio, somewhat offset by increased gains on the sale of leased assets of $0.5 million compared to $0.1 million for the corresponding prior period. Additions to equipment on operating leases were made near the end of the quarter.

    Leasing & services operating margin was 46.9% and 42.5% for the three-month periods ended November 30, 2000 and 1999 as a result of lower margin direct finance leases being a smaller portion of the overall portfolio.

Other Costs

    Selling and administrative expense was $13.9 million for the three months ended November 30, 2000 compared to $12.4 million for the comparable prior period, an increase of $1.5 million, or 12.1%. As a percentage of revenue, selling and administrative expense decreased to 9.0% for the three months ended November 30, 2000 from 11.0% in the prior comparable period. The increase in expenses is primarily the result of an acquisition completed in January 2000 and an increase in new product development.

    Income tax expense for the three months ended November 30, 2000 and 1999 represents an effective tax rate of 42.0% on United States operations and varying effective tax rates on foreign operations. The consolidated effective tax rate of 30.5% in the current period is a result of utilizing European operating loss carryforwards. The consolidated effective tax rate for the prior comparable period was 65.9%.

Liquidity and Capital Resources

    Greenbrier's growth has been financed through cash generated from operations and borrowings from banks. Cash utilization in the current year is primarily due to timing of railcar syndication activities and additions to the lease fleet. The Company's balance sheet and liquidity continue to be strong.

    Credit facilities aggregated $132.0 million as of November 30, 2000. A $60.0 million revolving line of credit is available through May 2001 to provide working capital and interim financing of equipment for the leasing & services operations. A $40.0 million line of credit to be used for working capital is available through February 2002 for United States manufacturing operations. A $20.0 million (at the November 30, 2000 exchange rate) line of credit is available through March 2001 for working capital for Canadian manufacturing operations. Lines of credit totaling $6.0 million (at the November 30, 2000 exchange rate) are available principally through December 2001 for working capital for Polish manufacturing operations. Lines of credit totaling $6.0 million (at the November 30, 2000 exchange rate) are available to support other European operations. Advances under the lines of credit bear interest at rates that vary depending on the type of borrowing and certain defined ratios. At November 30, 2000, there were no borrowings outstanding under the United States manufacturing lines and $11.0 million, $6.0 million and $3.0 million were outstanding under the Canadian, Polish and European manufacturing lines and $41.0 million was outstanding under the leasing & services line. Available borrowings under these lines are principally based upon defined levels of receivables, inventory and leased equipment.

    In addition, bank guarantees totaling $35.4 million (at the November 30, 2000 exchange rate) are available to support European operations, of which $16.5 million were issued at November 30, 2000.

    Subsequent to November 30, 2000, additional lines of credit totaling $15.0 million (at the November 30, 2000 exchange rate) were obtained to support European operations.

THE GREENBRIER COMPANIES, INC.

    Capital expenditures totaled $31.0 million and $19.0 million for the three months ended November 30, 2000 and 1999. Of these capital expenditures, approximately $27.0 and $12.0 million were attributable to leasing & services operations. Leasing & services capital expenditures for the remainder of 2001 are expected to be approximately $30.0 million. Greenbrier regularly sells assets from its lease fleet, some of which may have been purchased within the current year and included in capital expenditures.

    Approximately $4.0 million and $7.0 million of the capital expenditures for the three months ended November 30, 2000 and 1999 were attributable to manufacturing operations. Manufacturing capital expenditures for the remainder of 2001 are expected to be approximately $20.0 million and will include plant improvements and equipment acquisitions to further increase capacity, enhance efficiencies and allow for the production of new products.

    Foreign operations give rise to market risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. No provision has been made for credit loss due to counterparty non-performance.

    At November 30, 2000 exchange rates, forward exchange contracts for the purchase of Canadian dollars aggregated $62.0 million, contracts for the purchase of Polish zloties aggregated $21.0 million and contracts for the purchase of United States dollars aggregated $2.0 million. These contracts mature at various dates through August 2001.

    Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. At November 30, 2000 exchange rates, interest rate swap agreements had a notional amount of $30.0 million and mature between July 2008 and March 2011.

    A quarterly dividend of $0.09 per share was declared in January 2001, to be paid in February. Future dividends are dependent upon earnings, capital requirements and financial condition of the Company.

    Management expects existing funds and cash generated from operations, together with borrowings under existing credit facilities and long-term financing, to be sufficient to fund dividends, working capital needs and planned capital expenditures.

Forward-Looking Statements

    From time to time, Greenbrier or its representatives have made or may make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

•	financing sources for future expansion, other business development activities, capital spending and railcar syndication activities;
•	improved earnings in Europe;
•	improved European railcar market environment;
•	increased stockholder value;
•	increased competition;
•	market slowdown in North America;
•	share of new and existing markets;
•	increased production;
•	increased railcar services business; and
•	short- and long-term revenue and earnings effects of the above items.

THE GREENBRIER COMPANIES, INC.

    These forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier's control. The following are among the factors, particularly in North America and Europe, that could cause actual results or outcomes to differ materially from the forward-looking statements:

•	a delay or failure of acquisitions, products or services to compete successfully;
•	actual future costs and the availability of materials and a trained workforce;
•	changes in product mix and the mix between manufacturing and leasing & services revenue;
•	labor disputes, energy shortages or operating difficulties that might disrupt manufacturing operations or the flow of cargo;
•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of subcontractors;
•	ability to obtain suitable contracts for the sale of leased equipment;
•	lower-than-anticipated residual values for leased equipment;
•	discovery of defects in railcars resulting in increased warranty cost or litigation;
•	resolution or outcome of pending litigation;
•	the ability to consummate expected sales;
•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under the contracts as anticipated;
•	financial condition of principal customers;
•	market acceptance of products;
•	competitive factors, including increased competition, introduction of competitive products and price pressures;
•	industry overcapacity;
•	shifts in market demand;
•	domestic and global business conditions and growth or reduction in the surface transportation industry;
•	domestic and global political, regulatory or economic conditions;
•	changes in interest rates;
•	changes in fuel prices;
•	commodity price fluctuations; and
•	economic impacts from currency fluctuations in the Company's worldwide operations.

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
None
(b)	Form 8-K
No reports on Form 8-K were filed during the quarter for which this report is filed.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.
Date:	January 15, 2001	By:	/s/ LARRY G. BRADY Larry G. Brady Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES