Form 10-Q
period 2001-02-28
GREENBRIER COMPANIES INC
filed 2001-04-11
CIK 923120

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 28, 2001

or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the registrant's common stock, $0.001 par value per share, outstanding on April 5, 2001 was 14,121,132 shares.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets
(In thousands, except per share amounts, unaudited)

	February 28, 2001	August 31, 2000
Assets
Cash and cash equivalents	$11,283	$12,908
Accounts and notes receivable	62,368	66,150
Inventories	133,979	127,484
Investment in direct finance leases	115,171	124,780
Equipment on operating leases	120,770	122,074
Property, plant and equipment	79,720	77,628
Intangible assets	22,743	23,001
Other	31,348	30,084

	$577,382	$584,109

Liabilities and Stockholders' Equity
Revolving notes	$37,004	$13,019
Accounts payable and accrued liabilities	131,138	147,792
Deferred participation	55,591	54,266
Deferred income taxes	23,136	25,238
Notes payable	145,877	159,363
Subordinated debt	37,748	37,748
Minority interest	5,087	5,068
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock—$0.001 par value; 25,000 shares authorized; none outstanding	—	—
Common stock—$0.001 par value; 50,000 shares authorized; 14,121 and 14,227 outstanding at February 28, 2001 and August 31, 2000	14	14
Additional paid-in capital	49,290	50,249
Retained earnings	95,280	94,756
Accumulated other comprehensive loss	(2,783)	(3,404)

	141,801	141,615

	$577,382	$584,109

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2001	February 29, 2000	February 28, 2001	February 29, 2000
Revenue
Manufacturing	$135,175	$149,387	$269,954	$241,182
Leasing & services	21,743	23,436	40,948	44,643

	156,918	172,823	310,902	285,825
Cost of revenue
Manufacturing	129,490	132,070	249,854	212,083
Leasing & services	10,983	12,332	21,178	24,546

	140,473	144,402	271,032	236,629
Margin	16,445	28,421	39,870	49,196
Other Costs
Selling and administrative expense	10,454	16,184	24,384	28,589
Interest expense	5,448	5,061	10,442	10,039

	15,902	21,245	34,826	38,628
Earnings before income tax expense, minority interest and equity in earnings of unconsolidated subsidiary	543	7,176	5,044	10,568
Income tax expense	(1,402)	(3,726)	(2,773)	(5,963)

Earnings before minority interest and equity in earnings of unconsolidated subsidiary	(859)	3,450	2,271	4,605
Minority interest	104	(397)	(19)	(1,144)
Equity in earnings of unconsolidated subsidiary	825	1,250	817	1,266

Net earnings	$70	$4,303	$3,069	$4,727

Basic earnings per common share	$.00	$.30	$.22	$.33

Diluted earnings per common share	$.00	$.30	$.22	$.33

Weighted average common shares:
Basic	14,121	14,255	14,151	14,255
Diluted	14,146	14,267	14,170	14,295

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	February 28, 2001	February 29, 2000
Cash flows from operating activities
Net earnings	$3,069	$4,727
Adjustments to reconcile net earnings to net cash used in operating activities:
Deferred income taxes	(2,102)	3,209
Deferred participation	1,325	2,055
Depreciation and amortization	10,838	9,522
Gain on sales of equipment	(1,174)	(433)
Other	375	(6,975)
Decrease (increase) in assets:
Accounts and notes receivable	3,782	(3,302)
Inventories	(23,269)	(19,907)
Intangible assets	(183)	708
Other	(1,382)	(1,622)
Decrease in liabilities:
Accounts payable and accrued liabilities	(18,388)	(15,052)

Net cash used in operating activities	(27,109)	(27,070)

Cash flows from investing activities
Acquisitions, net of cash acquired	(282)	(2,024)
Principal payments received under direct finance leases	10,031	8,929
Proceeds from sales of equipment	46,170	15,693
Purchase of property and equipment	(37,434)	(46,845)

Net cash provided by (used in) investing activities	18,485	(24,247)

Cash flows from financing activities
Changes in revolving notes	23,985	20,195
Proceeds from notes payable	788	4,963
Repayments of notes payable	(14,270)	(13,238)
Dividends	(2,545)	(2,566)
Purchase of Company's common stock	(959)	—

Net cash provided by financing activities	6,999	9,354

Decrease in cash and cash equivalents	(1,625)	(41,963)
Cash and cash equivalents
Beginning of period	12,908	77,796

End of period	$11,283	$35,833

Cash paid during the period for:
Interest	$10,203	$9,241
Income taxes	6,192	1,816
Non-cash activity:
Transfer of inventory to equipment on operating leases	$16,033	$—

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1—Interim Financial Statements

    The consolidated financial statements of The Greenbrier Companies, Inc. and Subsidiaries ("Greenbrier" or the "Company") as of February 28, 2001 and for the three and six months ended February 28, 2001 and February 29, 2000 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three and six months ended February 28, 2001 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2001. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the 2001 presentation.

    Change in accounting principle—Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), requires that all derivatives be recognized as either assets or liabilities measured at fair value. The Company adopted SFAS No. 133 as of September 1, 2000 and, accordingly, the adjustment to fair market value of derivative instruments has been included as the cumulative effect of a change in accounting principle in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

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

Note 2—Inventories
(In thousands)

	February 28, 2001	August 31, 2000
Manufacturing supplies and raw materials	$28,482	$23,071
Work-in-process	53,992	55,227
Railcars held for sale or refurbishment	51,505	49,186

	$133,979	$127,484

Note 3—Comprehensive Income

    The following is a reconciliation of net earnings to comprehensive income:

(In thousands)

	Three Months Ended		Six Months Ended
	February 28, 2001	February 29, 2000	February 28, 2001	February 29, 2000
Net earnings	$70	$4,303	$3,069	$4,727
Cumulative effect of change in accounting principle (net of tax effect) (Note 4)	—	—	1,077	—
Loss (gain) on derivative financial instruments recognized in net income (net of tax effect)	49	—	(692)	—
Unrealized gain (loss) on derivative financial instruments (net of tax effect)	125	—	(359)	—
Foreign currency translation adjustment (net of tax effect)	1,483	(430)	595	(613)

	$1,727	$3,873	$3,690	$4,114

Note 4—Derivative Instruments

    Foreign operations give rise to market risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain variable rate debt. In accordance with SFAS No. 133, the Company's foreign currency forward exchanges and interest rate swaps are designated as cash flow hedges, and therefore the unrealized gains and losses are recorded in other comprehensive income.

    In accordance with the transition provisions of SFAS No. 133, adopted by Greenbrier on September 1, 2000, a cumulative effect of a change in accounting principle of $1.1 million (net of tax) was recorded on the balance sheet as a component of other comprehensive income.

    At February 28, 2001 exchange rates, forward exchange contracts for the purchase of Canadian dollars aggregated $40.2 million and contracts for the purchase of Polish zloties aggregated $18.9 million. The fair value of these cash flow hedges at February 28, 2001 as compared to the carrying amount resulted in an unrealized pre-tax gain of $0.9 million. As these contracts mature at various dates through October 2001, any such gain remaining will be recognized in income as the related transactions are recognized.

    At February 28, 2001 exchange rates, interest rate swap agreements, which are accounted for as cash flow hedges, had a notional amount of $47.8 million and mature between August 2006 and March 2011. The fair value of these cash flow hedges at February 28, 2001 as compared to the carrying amount resulted in an unrealized pre-tax loss of $1.9 million. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from other comprehensive income and charged or credited to interest expense. At February 28, 2001 interest rates, approximately $0.3 million would be reclassified to interest expense in the next 12 months.

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

    The information in the following table is derived directly from the segments' internal financial reports used for corporate management purposes.

(In thousands)

	Three Months Ended		Six Months Ended
	February 28, 2001	February 29, 2000	February 28, 2001	February 29, 2000
Revenue:
Manufacturing	$140,490	$145,064	$287,044	$292,265
Leasing & services	23,391	31,240	47,160	58,167
Intersegment eliminations	(6,963)	(3,481)	(23,302)	(64,607)

	$156,918	$172,823	$310,902	$285,825

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

Note 7—Subsequent Event

    Subsequent to February 28, 2001, $50.0 million of senior notes payable were issued in support of North American leasing operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    Greenbrier currently operates in two primary business segments: manufacturing and leasing & services. The two business segments are operationally integrated. With operations in North America and Europe, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, marine vessels and forged steel products and performs railcar refurbishment and maintenance activities. In Europe, the Company also manufactures new freight cars through the use of unaffiliated subcontractors. Such activities are included in the manufacturing segment. The leasing & services segment owns or manages approximately 43,000 railcars for railroads, institutional investors and other leasing companies.

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

Overview

    Total revenues for the three months ended February 28, 2001 were $156.9 million, a decrease of $15.9 million compared to 2000 revenues of $172.8 million. Total revenues for the six months ended February 28, 2001 were $310.9 million, an increase of $25.1 million compared to 2000 revenues of $285.8 million.

    Net earnings for the three months ended February 28, 2001 were $0.07 million, or $0.00 per diluted common share compared to net earnings of $4.3 million, or $0.30 per diluted common share for the three months ended February 29, 2000. Net earnings for the six months ended February 28, 2001 were $3.1 million, or $0.22 per diluted common share compared to net earnings of $4.7 million, or $0.33 per diluted common share for the six months ended February 29, 2000.

    In January 2000, Greenbrier purchased the Freight Wagon Division of DaimlerChrysler Rail Systems located in Siegen, Germany. The acquired operation provides expertise in the fields of engineering, design, sales and marketing and project management. It also includes a comprehensive portfolio of railcar designs certified for the European marketplace, which enhances production at Greenbrier's Polish manufacturing facility. Accordingly, a significant portion of the assets acquired were intangibles.

Three Months Ended February 28, 2001 Compared to Three Months Ended February 29, 2000

Manufacturing Segment

    Manufacturing revenue includes results from new railcar, marine, forge, refurbishment and maintenance activities. New railcar delivery and backlog information disclosed herein includes all facilities, including the joint venture in Mexico that is accounted for by the equity method.

    Manufacturing revenue for the three months ended February 28, 2001 was $135.2 million compared to $149.4 million in the corresponding prior period, a decrease of $14.2 million, or 9.5%. North American revenue decreased due to lower deliveries in a softer North American marketplace and a lower unit price product mix. This decrease was partially offset by increased revenues from higher deliveries and higher unit price product mix in Europe due, in part, to the acquisition in January 2000. New railcar deliveries were approximately 2,300 in the current period compared to 2,700 in the prior comparable period.

    The manufacturing backlog of railcars for sale and lease for all facilities as of February 28, 2001 was approximately 4,300 railcars with an estimated value of $260.0 million compared to 6,200 railcars valued at $360.0 million as of November 30, 2000. Subsequent to February 28, 2001, additional orders for approximately 2,700 railcars, with an estimated value of $110.0 million, were received.

    Manufacturing gross margin for the three months ended February 28, 2001 was 4.2% compared to the prior year period gross margin of 11.6%. The decrease was primarily due to pricing pressures in a softer North American market, inefficiencies associated with product line changeovers and production difficulties on certain car types, particularly on a specialty car type which will finish production in the third quarter.

Leasing & Services Segment

    Leasing & services revenue decreased $1.7 million, or 7.2%, to $21.7 million for the three months ended February 28, 2001 compared to $23.4 million for the three months ended February 29, 2000. The decrease is primarily a result of the maturing of the direct finance lease portfolio.

    Leasing & services operating margin increased to 49.5% from 47.4% for the three-month periods ended February 28, 2001 and February 29, 2000 as a result of lower margin direct finance leases being a smaller portion of the overall portfolio.

Other Costs

    Selling and administrative expense was $10.5 million for the three months ended February 28, 2001 compared to $16.2 million for the comparable prior period, a decrease of $5.7 million, or 35.2%. As a percentage of revenue, selling and administrative expense decreased to 6.7% for the three months ended February 28, 2001 from 9.4% in the prior comparable period. The decrease in expenses is primarily the result of cost containment measures offset by increases due to an acquisition completed in January 2000 and an increase in new product development.

    Income tax expense for the three months ended February 28, 2001 and February 29, 2000 represents an effective tax rate of 42.0% on United States operations and varying effective tax rates on foreign operations. The consolidated effective tax rate of 258.2% in the current period is primarily the result of European operating losses for which no tax benefit has been recognized. The consolidated effective tax rate for the prior comparable period was 51.9%.

Six Months Ended February 28, 2001 Compared to Six Months Ended February 29, 2000

Manufacturing Segment

    Manufacturing revenue for the six months ended February 28, 2001 was $270.0 million compared to $241.2 million in the corresponding prior period, an increase of $28.8 million, or 11.9%. This increase was primarily due to increased deliveries in Europe. New railcar deliveries were approximately 4,500 in the current period compared to 4,100 in the prior comparable period.

    Gross margin for the six months ended February 28, 2001 was 7.4% compared to gross margin of 12.1% for the six months ended February 29, 2000. The decrease was primarily due to pricing pressures in a softer North American market, inefficiencies associated with product line changeovers and production difficulties on certain car types, particularly on a specialty car type which will finish production in the third quarter.

Leasing & Services Segment

    Leasing & services revenue decreased $3.7 million, or 8.3%, to $40.9 million for the six months ended February 28, 2001 compared to $44.6 million for the six months ended February 29, 2000. The decrease is primarily a result of the maturing of the direct finance lease portfolio.

    Leasing & services operating margin increased to 48.3% from 45.0% for the six month periods ended February 28, 2001 and February 29, 2000 as a result of lower margin direct finance leases being a smaller portion of the overall portfolio and increased margin on certain maintenance contracts.

Other Costs

    Selling and administrative expense was $24.4 million for the six months ended February 28, 2001 compared to $28.6 million for the comparable prior period, a decrease of $4.2 million, or 14.7%. As a percentage of revenue, selling and administrative expense decreased to 7.8% for the six months ended February 28, 2001 from 10.0% in the prior comparable period. The decrease in expenses is primarily the result of cost containment measures offset by increases due to an acquisition completed in January 2000 and an increase in new product development.

    Income tax expense for the six months ended February 28, 2001 and February 29, 2000 represents an effective tax rate of 42.0% on United States operations and varying effective tax rates on foreign operations. The consolidated effective tax rate of 55.0% in the current period is primarily the result of European operating losses for which no tax benefit has been recognized. The consolidated effective tax rate for the prior comparable period was 56.4%.

Liquidity and Capital Resources

    Greenbrier's growth has been financed through cash generated from operations and borrowings from financial institutions. Cash utilization in the current year is primarily due to timing of railcar syndication activities and additions to the lease fleet. All amounts originating in a foreign currency have been translated at the February 28, 2001 exchange rates.

    Credit facilities aggregated $151.8 million as of February 28, 2001. A $60.0 million revolving line of credit is available through May 2001 to provide working capital and interim financing of equipment for the leasing & services operations. A $40.0 million line of credit to be used for working capital is available through February 2002 for United States manufacturing operations. A $19.5 million line of credit is available through April 2001 for working capital for Canadian manufacturing operations. Lines of credit totaling $21.7 million are available principally through December 2001 for working capital for Polish manufacturing operations. Lines of credit totaling $10.6 million are available principally through July 2001 to support other European operations. Advances under the lines of credit bear interest at rates that vary depending on the type of borrowing and certain defined ratios. At February 28, 2001, the Company received a waiver for non-compliance of a certain covenant relating to the Canadian line of credit. At February 28, 2001, there were no borrowings outstanding under the United States manufacturing or leasing & services lines and there were $9.9 million, $18.8 million and $8.3 million outstanding under the Canadian, Polish and European manufacturing lines. Available borrowings under these lines are principally based upon defined levels of receivables, inventory and leased equipment.

    In addition, bank guarantees totaling $35.4 million are available to support European operations, of which $14.8 million were issued at February 28, 2001.

    Subsequent to February 28, 2001, $50.0 million of senior notes payable were issued in support of North American leasing operations.

    Capital expenditures totaled $37.4 million and $46.8 million for the six months ended February 28, 2001 and February 29, 2000. Of these capital expenditures, approximately $29.6 and $34.8 million were attributable to leasing & services operations. Leasing & services capital expenditures for the remainder of 2001 are expected to be approximately $30.0 million. Greenbrier regularly sells assets from its lease fleet, some of which may have been purchased within the current year and included in capital expenditures.

    Approximately $7.8 million and $12.0 million of the capital expenditures for the six months ended February 28, 2001 and February 29, 2000 were attributable to manufacturing operations. Manufacturing capital expenditures for the remainder of 2001 are expected to be approximately $10.0 million and will include plant improvements and equipment acquisitions to further increase capacity, enhance efficiencies and allow for the production of new products.

    Foreign operations give rise to market risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. No provision has been made for credit loss due to counterparty non-performance.

    Forward exchange contracts for the purchase of Canadian dollars aggregated $40.2 million and contracts for the purchase of Polish zloties aggregated $18.9 million. These contracts mature at various dates through October 2001.

    Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. Interest rate swap agreements had a notional amount of $47.8 million and mature between August 2006 and March 2011.

    A quarterly dividend of $0.09 per share was declared in April 2001, to be paid in May. Future dividends are dependent upon earnings, capital requirements and financial condition of the Company.

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
  •
  increased stockholder value;
  •
  increased competition;
  •
  market slowdown in North America;
  •
  share of new and existing markets;
  •
  increased production;
  •
  increased railcar services business;
  •
  short- and long-term revenue and earnings effects of the above items; and
  •
  anticipated results of operations for the year or any interim period.

    These forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier's control. The following are among the factors, particularly in North America and Europe that could cause actual results or outcomes to differ materially from the forward-looking statements:

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
  •
  the ability to achieve anticipated lease rates on railcars held or managed for lease;
  •
  delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under the contracts as anticipated;
  •
  financial condition and/or budgeting constraints of principal customers;

  •
  market acceptance and/or regulatory or governmental licensing to permit use of products;
  •
  competitive factors, including increased competition, introduction of competitive products and price pressures;
  •
  industry overcapacity;
  •
  shifts in market demand;
  •
  domestic and global business conditions and growth or reduction in the surface transportation industry;
  •
  domestic and global political, regulatory or economic conditions;
  •
  changes in interest rates;
  •
  changes in fuel and/or energy prices;
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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

    At the Annual Meeting of Stockholders of the Company, held on January 9, 2001, two proposals were voted upon by the Company's stockholders. A brief discussion of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld, as well as the number of abstentions to each proposal are set forth below. There were no broker non-votes with regard to these proposals.

    A vote was taken at the Annual Meeting for the election of two Directors of the Company to hold office until the Annual Meeting of Stockholders to be held in 2004 or until their successors are elected and qualified. The aggregate numbers of shares of Common Stock voted in person or by proxy for each nominee were as follows:

Nominee	Votes for Election	Votes Withheld
Peter K. Nevitt	13,413,157	63,302
A. Daniel O'Neal, Jr.	13,412,732	63,727

    The following directors continued to serve: Alan James, William A. Furman, Victor G. Atiyeh, C. Bruce Ward and Benjamin R. Whiteley.

    A vote was taken at the Annual Meeting on the proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ended August 31, 2001. The aggregate number of shares of Common Stock in person or by proxy which voted for, voted against or abstained from the vote were as follows:

Votes for Election	Votes against Election	Votes Abstained
13,459,291	5,868	11,300

    The foregoing proposals are described more fully in the Company's definitive proxy statement dated November 29, 2000, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Item 6.  Exhibits and Reports on Form 8-K

(a)
Exhibits

10.1	Amendment No. 1 to the Stock Incentive Plan—2000.
10.2	Amendment No. 2 to the Stock Incentive Plan—2000.
(b)
Form 8-K

  No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: April 11, 2001	By:	/s/ LARRY G. BRADY Larry G. Brady Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K