Form 10-Q
period 2001-05-31
GREENBRIER COMPANIES INC
filed 2001-07-13
CIK 923120

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended May 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File No. 1-13146

THE GREENBRIER COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	93-0816972 (I.R.S. Employer Identification No.)

One Centerpointe Drive, Suite 200, Lake Oswego, OR 97035
(Address of principal executive offices) (Zip Code)

(503) 684-7000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the registrant's common stock, $0.001 par value per share, outstanding on July 6, 2001 was 14,121,132 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(In thousands, except per share amounts, unaudited)

	May 31, 2001	August 31, 2000
Assets
Cash and cash equivalents	$39,257	$12,908
Accounts and notes receivable	69,921	66,150
Inventories	129,258	127,484
Investment in direct finance leases	109,026	124,780
Equipment on operating leases	128,231	122,074
Property, plant and equipment	78,480	77,628
Intangible assets	25,428	23,001
Other	28,108	30,084

	$607,709	$584,109

Liabilities and Stockholders' Equity
Revolving notes	32,819	$13,019
Accounts payable and accrued liabilities	127,893	147,792
Deferred participation	55,964	54,266
Deferred income taxes	23,707	25,238
Notes payable	186,757	159,363
Subordinated debt	37,491	37,748
Minority interest	5,072	5,068
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock—$0.001 par value; 25,000 shares authorized; none outstanding	—	—
Common stock—$0.001 par value; 50,000 shares authorized; 14,121 and 14,227 outstanding at May 31, 2001 and August 31, 2000	14	14
Additional paid-in capital	49,290	50,249
Retained earnings	92,683	94,756
Accumulated other comprehensive loss	(3,981)	(3,404)

	138,006	141,615

	$607,709	$584,109

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations

(In thousands, except per share amounts, unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2001	2000	2001	2000
Revenue
Manufacturing	$129,032	$147,054	$398,985	$388,236
Leasing & services	19,317	24,861	60,266	69,504

	148,349	171,915	459,251	457,740
Cost of revenue
Manufacturing	116,841	131,041	366,693	343,124
Leasing & services	10,851	11,817	32,030	36,363

	127,692	142,858	398,723	379,487
Margin	20,657	29,057	60,528	78,253
Other Costs
Selling and administrative expense	13,969	13,600	38,354	42,189
Interest expense	6,298	5,979	16,739	16,018

	20,267	19,579	55,093	58,207
Earnings before income tax expense, minority interest and equity in earnings (loss) of unconsolidated subsidiary	390	9,478	5,435	20,046
Income tax expense	(1,394)	(4,928)	(4,168)	(10,891)

Earnings (loss) before minority interest and equity in earnings (loss) of unconsolidated subsidiary	(1,004)	4,550	1,267	9,155
Minority interest	16	(368)	(3)	(1,512)
Equity in earnings (loss) of unconsolidated subsidiary	(339)	59	478	1,325

Net earnings (loss)	$(1,327)	$4,241	$1,742	$8,968

Basic earnings (loss) per common share	$(.09)	$.30	$.12	$.63

Diluted earnings (loss) per common share	$(.09)	$.30	$.12	$.63

Weighted average common shares:
Basic	14,121	14,255	14,141	14,255
Diluted	14,121	14,255	14,165	14,275

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended May 31,
	2001	2000
Cash flows from operating activities:
Net earnings	$1,742	$8,968
Adjustments to reconcile net earnings to net cash used in operating activities:
Deferred income taxes	(1,531)	1,961
Deferred participation	1,698	2,988
Depreciation and amortization	16,536	14,789
Gain on sales of equipment	(1,186)	(4,303)
Other	265	3,857
Decrease (increase) in assets:
Accounts and notes receivable	(3,771)	(46,091)
Inventories	(21,140)	(53,318)
Other	1,831	(4,452)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(26,403)	4,767

Net cash used in operating activities	(31,959)	(70,834)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(282)	(2,024)
Purchase of minority interest	—	(7,618)
Principal payments received under direct finance leases	15,315	13,479
Proceeds from sales of equipment	47,328	38,862
Purchase of property and equipment	(47,115)	(54,461)

Net cash provided by (used in) investing activities	15,246	(11,762)

Cash flows from financing activities:
Changes in revolving notes	19,800	35,342
Proceeds from notes payable	50,801	5,421
Repayments of notes payable	(22,765)	(20,888)
Dividends	(3,815)	(3,850)
Purchase of Company's common stock	(959)	—
Distribution of earnings to minority investors	—	(1,184)

Net cash provided by financing activities	43,062	14,841

Increase (decrease) in cash and cash equivalents	26,349	(67,755)
Cash and cash equivalents
Beginning of period	12,908	77,796

End of period	$39,257	$10,041

Cash paid during the period for:
Interest	$13,882	$12,684
Income taxes	7,445	2,346
Non-cash activity:
Transfer of equipment in inventory to operating leases	$17,857	$—

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1—Interim Financial Statements

    The consolidated financial statements of The Greenbrier Companies, Inc. and Subsidiaries ("Greenbrier" or the "Company") as of May 31, 2001 and for the three and nine months ended May 31, 2001 and May 31, 2000 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three and nine months ended May 31, 2001 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2001. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the 2001 presentation.

    Change in accounting principle—Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), requires that all derivatives be recognized as either assets or liabilities measured at fair value. The Company adopted SFAS No. 133 as of September 1, 2000, and accordingly the adjustment to fair market value of derivative instruments has been included as the cumulative effect of a change in accounting principle in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

    Management estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. This includes, among other things, evaluation of the remaining life and recoverability of long-lived assets, which the Company continues to evaluate. Actual results could differ from those estimates.

    Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements contained in Greenbrier's 2000 Annual Report incorporated by reference into the Company's 2000 Annual Report on Form 10-K.

Note 2—Inventories

(In thousands)

	MAY 31, 2001	August 31, 2000
Manufacturing supplies and raw materials	$27,368	$23,071
Work-in-process	43,656	55,227
Railcars held for sale or refurbishment	58,234	49,186

	$129,258	$127,484

Note 3—Comprehensive Income

    The following is a reconciliation of net earnings to comprehensive income (loss):

(In thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2001	2000	2001	2000
Net earnings (loss)	$(1,327)	$4,241	$1,742	$8,968
Cumulative effect of change in accounting principle (net of tax effect) (Note 4)	—	—	1,077	—
Gain on derivative financial instruments recognized in net earnings (loss) (net of tax effect)	(1,580)	—	(1,091)	—
Unrealized gain (loss) on derivative financial instruments (net of tax effect)	810	—	(730)	—
Foreign currency translation adjustment (net of tax effect)	(428)	(1,157)	167	(1,770)

	$(2,525)	$3,084	$1,165	$7,198

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

    At May 31, 2001 exchange rates, forward exchange contracts for the purchase of Canadian dollars aggregated $40.6 million and contracts for the purchase of Polish zloties aggregated $11.1 million. The fair value of these cash flow hedges at May 31, 2001 as compared to the carrying amount resulted in an unrealized pre-tax loss of $.3 million. As these contracts mature at various dates through November 2001, any such loss remaining will be recognized in income as the related transactions are recognized.

    At May 31, 2001 exchange rates, interest rate swap agreements had a notional amount of $96.8 million and mature between August 2006 and March 2013. The fair value of these cash flow hedges at May 31, 2001 as compared to the carrying amount resulted in an unrealized pre-tax loss of $1.0 million. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from other comprehensive income and charged or credited to interest expense. At May 31, 2001 interest rates, approximately $1.5 million would be reclassified to interest expense in the next 12 months.

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

    The information in the following table is derived directly from the segments' internal financial reports used for corporate management purposes.

(In thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2001	2000	2001	2000
Revenue:
Manufacturing	$138,423	$149,198	$425,467	$441,463
Leasing & services	22,275	31,054	69,435	89,221
Intersegment eliminations	(12,349)	(8,337)	(35,651)	(72,944)

	$148,349	$171,915	$459,251	$457,740

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Greenbrier currently operates in two primary business segments: manufacturing and leasing & services. The two business segments are operationally integrated. With operations in North America and Europe, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, marine vessels and forged steel products and performs railcar refurbishment and maintenance activities. In Europe, the Company also manufactures new freight cars through the use of unaffiliated subcontractors. Such activities are included in the manufacturing segment. The leasing & services segment owns or manages approximately 42,000 railcars for railroads, institutional investors and other leasing companies.

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

Overview

    Total revenues for the three months ended May 31, 2001 were $148.3 million, a decrease of $23.6 million compared to 2000 revenues of $171.9 million. Total revenues for the nine months ended May 31, 2001 were $459.3 million, an increase of $1.6 million over 2000 revenues of $457.7 million.

    Net loss for the three months ended May 31, 2001 was $1.3 million, or $.09 per diluted common share compared to net earnings of $4.2 million, or $0.30 per diluted common share for the three months ended May 31, 2000. Net earnings for the nine months ended May 31, 2001 were $1.7 million, or $.12 per diluted common share compared to net earnings of $9.0 million, or $0.63 per diluted common share for the nine months ended May 31, 2000. In response to continued softness in the North American railcar market, the Company has reduced production levels and implemented cost reduction programs resulting in a reduction of manufacturing, commercial and corporate employees. Unusual charges for the three months ended May 31, 2001 relating to production slowdown and staff reductions impacted net earnings by approximately $1.2 million, or $.08 per diluted common share.

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

Three Months Ended May 31, 2001 Compared to Three Months Ended May 31, 2000

Manufacturing Segment

    Manufacturing revenue includes results from new railcar, marine, forge, refurbishment and maintenance activities. New railcar delivery and backlog information disclosed herein includes all facilities, including the joint venture in Mexico that is accounted for by the equity method.

    Manufacturing revenue for the three months ended May 31, 2001 was $129.0 million compared to $147.1 million in the corresponding prior period, a decrease of $18.1 million, or 12.3%. The decrease is primarily due to a different product mix with a lower unit sales value. New railcar deliveries were approximately 2,000 units in both the current and prior comparable period.

    The manufacturing backlog of railcars for sale and lease for all facilities as of May 31, 2001 was approximately 4,600 railcars with an estimated value of $230.0 million compared to 4,300 railcars valued at $260.0 million as of February 28, 2001.

    Gross margin for the three months ended May 31, 2001 was 9.4% compared to the prior period gross margin of 10.9%. During the current quarter the Company realized improved European margins, efficiencies of longer production runs at certain facilities and reduced raw material costs offset by production difficulties on certain car types, reduced staffing and production rates and a more competitive market environment in North America.

Leasing & Services Segment

    Leasing & services revenue decreased $5.6 million, or 22.5%, to $19.3 million for the three months ended May 31, 2001 compared to $24.9 million for the three months ended May 31, 2000. The decrease is primarily a result of lower gains on sales of leased equipment, the maturing of the direct finance lease portfolio and the completion of certain automobile carrier contracts offset somewhat by new leases.

    Pre-tax earnings realized on the disposition of leased equipment during the quarter amounted to $23 thousand compared with $3.9 million for the corresponding prior period.

    Leasing & services operating margin decreased to 43.8% for the three-month period ended May 31, 2001 from 52.5% for the comparable prior period due to lower gains on sales of leased equipment.

Other Costs

    Selling and administrative expense was $14.0 million for the three months ended May 31, 2001 compared to $13.6 million for the comparable prior period, an increase of $.4 million, or 2.9%. The increase is primarily the result of costs associated with European operations.

    Income tax expense for the three months ended May 31, 2001 and May 31, 2000 represents an effective tax rate of 42.0% on United States operations and varying effective tax rates on foreign operations. Currently no benefit is recognized for European operating losses. As United States operations have been profitable and European operations have generated losses, tax expense is not proportionate to pre-tax earnings.

Nine Months Ended May 31, 2001 Compared to Nine Months Ended May 31, 2000

Manufacturing Segment

    Manufacturing revenue for the nine months ended May 31, 2001 was $399.0 million compared to $388.2 million in the corresponding prior period, an increase of $10.8 million, or 2.8%. New railcar deliveries were approximately 6,500 units in the current period compared to 6,200 units in the prior comparable period. The increase in revenue is primarily due to increased new railcar deliveries in Europe where revenues more than doubled in the current period as compared with the prior period. This increase is directly related to the acquisition in January 2000.

    Gross margin for the nine months ended May 31, 2001 was 8.1% compared to the prior period gross margin of 11.6%. The decrease was primarily due to production difficulties on certain car types, reduced production rates and a more competitive market environment in North America partially offset by improved European margins, efficiencies of longer production runs at certain facilities and reduced raw material costs.

Leasing & Services Segment

    Leasing & services revenue decreased $9.2 million, or 13.2%, to $60.3 million for the nine months ended May 31, 2001 compared to $69.5 million for the nine months ended May 31, 2000. The decrease is primarily a result of the maturing of the direct finance lease portfolio, the completion of certain automobile carrier contracts and gains on the sale of leased assets of $4.3 million in the prior period compared to $1.2 million for the current period.

    Leasing & services operating margin decreased to 46.9% for the nine-month period ended May 31, 2001 compared 47.7% for the comparable prior period.

Other Costs

    Selling and administrative expense was $38.4 million for the nine months ended May 31, 2001 compared to $42.2 million for the comparable prior period, a decrease of $3.8 million, or 9.0%. The decrease is primarily the result of cost containment measures partially offset by increases due to the acquisition completed in January 2000 and an increase in new product development. As a percentage of revenue, selling and administrative expense decreased to 8.4% for the nine months ended May 31, 2001 from 9.2% in the prior comparable period.

    Income tax expense for the nine months ended May 31, 2001 and 2000 represents an effective tax rate of 42.0% on United States operations and varying effective tax rates on foreign operations. Currently no benefit is recognized for European operating losses. As United States operations have been profitable and European operations have generated losses, tax expense is not proportionate to pre-tax earnings.

Liquidity and Capital Resources

    Greenbrier's growth has been financed through cash generated from operations and borrowings from financial institutions. Cash utilization in the current year is primarily due to timing of railcar syndication activities and additions to the lease fleet. All amounts originating in a foreign currency have been translated at the May 31, 2001 exchange rates.

    Credit facilities aggregated $159.7 million as of May 31, 2001. A $60.0 million revolving line of credit is available through July 31, 2001 to provide working capital and interim financing of equipment for the leasing & services operations. A $40.0 million line of credit to be used for working capital is available through February 2002 for United States manufacturing operations. A $19.4 million line of credit is available through July 31, 2001 for working capital for Canadian manufacturing operations. Lines of credit totaling $30.5 million are available principally through December 2001 for working capital for Polish manufacturing operations. Lines of credit totaling $9.8 million are available to support other European operations. Recently the Company has renewed the majority of the credit lines with existing banks and expects to renew the additional lines as they mature. Advances under the lines of credit bear interest at rates that vary depending on the type of borrowing and certain defined ratios. At May 31, 2001, the Company received a waiver for non-compliance of a certain covenant relating to the Canadian line of credit. At May 31, 2001, there were no borrowings outstanding under the leasing & services line and $.4 million, $7.1 million, $19.7 million and $5.6 million were outstanding under the United States, Canadian, Polish and European manufacturing lines. Available borrowings under these lines are principally based upon defined levels of receivables, inventory and leased equipment.

    In addition, bank guarantee facilities totaling $32.5 million are available to support European operations, of which $8.3 million were issued at May 31, 2001. Subsequent to May 31, 2001, additional guarantee facilities totaling $4 million were obtained to support European operations.

    Capital expenditures totaled $47.1 million and $54.5 million for the nine months ended May 31, 2001 and 2000. Of these capital expenditures, approximately $37.6 and $39.0 million were attributable to leasing & services operations. Leasing & services capital expenditures for the remainder of 2001 are expected to be approximately $20.0 million. Greenbrier regularly sells assets from its lease fleet, some of which may have been purchased within the current year and included in capital expenditures.

    Approximately $9.5 million and $15.5 million of the capital expenditures for the nine months ended May 31, 2001 and 2000 were attributable to manufacturing operations. Manufacturing capital expenditures for the remainder of 2001 are expected to be nominal.

    Foreign operations give rise to market risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. No provision has been made for credit loss due to counterparty non-performance.

    Forward exchange contracts for the purchase of Canadian dollars aggregated $40.6 million and contracts for the purchase of Polish zloties aggregated $11.1 million. These contracts mature at various dates through November 2001.

    Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. Interest rate swap agreements had a notional amount of $96.8 million and mature between August 2006 and March 2013.

    A quarterly dividend of $0.09 per share was declared in July 2001, to be paid in August. Future dividends are dependent upon earnings, capital requirements and financial condition of the Company.

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

  •
  increased stockholder value;

  •
  increased competition;

  •
  market slowdown in North America;

  •
  share of new and existing markets;

  •
  increased production;

  •
  increased railcar services business;

  •
  valuation of the remaining life and recoverability of long-lived assets;

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

13

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
None
(b)	Form 8-K
No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.
Date:	July 13, 2001	By:	/s/ LARRY G. BRADY Larry G. Brady Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements (Unaudited)
Note 1—Interim Financial Statements
Note 2—Inventories
Note 3—Comprehensive Income
Note 4—Derivative Instruments
Note 5—Segment Information
Note 6—Commitments and Contingencies
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES