Form 10-K405
period 2001-08-31
GREENBRIER COMPANIES INC
filed 2001-11-29
CIK 923120

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-K

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2001

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                to

Commission File No. 1-13146

THE GREENBRIER COMPANIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	93-0816972
(State of Incorporation)	(IRS Employer Identification No.)
One Centerpointe Drive, Suite 200 Lake Oswego, Oregon 97035 (Address of principal executive offices)
(503) 684-7000 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
(Title of Each Class) Common Stock,	(Name of Each Exchange on which Registered)
par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/   No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  /x/

   Aggregate market value of the Registrant's Common Stock held by non-affiliates on October 31, 2001 (based on the closing price of such shares on such date) was approximately $41,000,000.

   The number of shares outstanding of the Registrant's Common Stock on October 31, 2001 was 14,121,132, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

   Parts of Registrant's Proxy Statement dated November 29, 2001 prepared in connection with the Annual Meeting of Stockholders to be held on January 8, 2002 are incorporated by reference into Parts II and III of this Report.

The Greenbrier Companies, Inc.

Form 10-K

PART I.

Forward-Looking Statements

    From time to time, The Greenbrier Companies, Inc. ("Greenbrier" or the "Company") or its representatives have made or may make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

  •
  financing sources for operations, future expansion, other business development activities, capital spending and railcar syndication activities;

  •
  improved earnings in Europe;

  •
  improved European railcar market environment;

  •
  increased stockholder value;

  •
  increased competition;

  •
  market slowdown in North America;

  •
  share of new and existing markets;

  •
  increase or decrease in production;

  •
  increased railcar services business;

  •
  ability to obtain adequate certification and licensing of products;

  •
  availability of European subcontrators; and

  •
  short- and long-term revenue and earnings effects of the above items.

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

  •
  ability to obtain suitable contracts for the sale or lease of equipment;

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
  industry overcapacity or other factors;

  •
  shifts in market demand;

  •
  domestic and global business conditions and growth or reduction in the surface transportation industry;

  •
  domestic and global political, regulatory or economic conditions including such matters as terrorism, war or embargoes;

  •
  change in fuel or/and energy prices;

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

Item 1.  BUSINESS

Introduction

    Greenbrier is a leading supplier of transportation equipment and services to the railroad and related industries. With operations in North America and Europe, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, marine vessels and industrial forgings, and performs repair and refurbishment activities for both intermodal and conventional railcars. In addition to manufacturing, Greenbrier is engaged in complementary leasing & services activities principally in North America. As of August 31, 2001, the lease fleet consists of approximately 42,000 owned or managed railcars. Greenbrier believes this fleet is among the larger non-railroad owned fleets in the United States.

    Greenbrier is a Delaware corporation formed in 1981. The Company's principal executive offices are located at One Centerpointe Drive, Lake Oswego, Oregon 97035, and its telephone number is (503) 684-7000.

Products and Services

    Greenbrier operates in two primary business segments: the manufacture of railcars and marine vessels and the refurbishment and repair of railcars, and the leasing of railcars and related services. A summary of selected consolidated financial information for these two business segments, as well as domestic and foreign operations is set forth in Note 18 of the Notes to Consolidated Financial Statements. The manufacturing segment operates from 13 facilities in North America, one in Europe and also through a network of subcontractors in Europe.

North American Railcar Products

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

    The double-stack railcar provides significant operating and capital savings over other types of intermodal railcars. These savings are the result of (i) increased train density (two containers are carried within the same longitudinal space conventionally used to carry one trailer or container); (ii) a railcar weight reduction per container of approximately 50%; (iii) easier terminal handling characteristics; (iv) reduced equipment costs of approximately 30% over the cost of providing the same carrying capacity with conventional equipment; (v) better ride quality leading to reduced damage claims; and (vi) increased fuel efficiency resulting from weight reduction and improved aerodynamics. Greenbrier is the leading manufacturer of double-stack railcars with an estimated cumulative North American market share of nearly 60%. In 2001, the majority of Greenbrier's production was double-stack railcars.

    Greenbrier's comprehensive line of articulated and non-articulated double-stack railcars offers varying load capacities and configurations. Current double-stack products include:

    Maxi-Stack®  The Maxi-Stack is a series of double-stack railcars that features the ride-quality and operating efficiency of articulated stack cars. The Maxi-Stack IV is a three-platform articulated railcar with 53-foot wells that can accommodate all current container sizes in all three wells. The Maxi-Stack I is a five-platform railcar with 40-foot wells that can carry either 20-foot or 40-foot containers in the wells with the ability to handle any size of container, up to 53-feet in length, on the top level. The Maxi-Stack III is a five-platform railcar that features the ability to carry containers up to 48 feet in length in all wells and up to 53-feet in length on the top level. The Maxi-Stack AP is a three-platform all-purpose railcar that is more versatile than other intermodal cars because it allows the loading of either trailers or double-stack containers on the same platform.

    Husky-Stack®  The Husky-Stack is a non-articulated (stand-alone) or draw-bar connected series of double-stack railcars with the capability of carrying containers up to 42% heavier than a single Maxi-Stack platform. The All-Purpose Husky-Stack is a non-articulated version of the Maxi-Stack AP. Husky-Stack 2+2 is a 56-foot railcar that allows the double-stack loading of up to four 28-foot containers. Husky-Stack also provides a means to extend double-stack economics to small load segments and terminals.

Conventional Railcars

    A leading manufacturer of boxcars in North America, Greenbrier produces a wide variety of 100-ton capacity boxcars, which are primarily used in the forest products industry. Greenbrier also produces custom-built, high-capacity boxcars for special applications such as automotive parts or canstock movement. In addition to boxcars, bulkhead flat cars, automotive flat cars, center-partition cars, waste service flat cars and various other conventional railcar types are manufactured.

    Auto-Max®  is a fully integrated, two-unit railcar designed to transport a mix of full-size pickups, automobiles and sport utility vehicles in a tri-level configuration. The adjustable decks in Auto-Max can also be moved to a bi-level configuration, assuring the ability to adjust to automobile industry model changes.

European Railcar Products

Tank Cars

    The European product line includes a comprehensive line of pressurized tank cars for liquid petroleum gas (LPG) and ammonia and non-pressurized tank cars for light oil, chemicals and other products.

General Purpose Freight Cars

    Greenbrier also manufactures a broad range of other types of freight cars, including flat cars, coil steel cars, coal cars, and sliding wall cars. In the current year production began on a newly designed 10-axle low-level wagon, referred to as a rolling highway wagon, used to transport trucks in order to reduce highway congestion and protect the environment. Various tests for regulatory certification are currently underway.

Rail Services

    Greenbrier is actively engaged in the repair and refurbishment of railcars for third parties, as well as its own lease fleet. Refurbishment and repair facilities are located in Portland and Springfield, Oregon; Cleburne and San Antonio, Texas; Finley, Washington; Atchison, Kansas; Golden, Colorado; and Modesto, California. The Springfield facility has a long-term contract with a third-party primarily for the repair of railcars. Greenbrier believes it is one of only a few railcar lessors with its own refurbishing capabilities. In certain situations, repair or refurbishment of railcars in the Company's lease fleet is performed in unaffiliated facilities. In addition, Greenbrier operates wheel reconditioning shops in Portland, Oregon; Pine Bluff, Arkansas; Tacoma, Washington; and Sahagun, Mexico.

    Greenbrier's involvement on a major, long-term wheel program with Union Pacific Railroad Company (Union Pacific) has provided a substantial baseload of work.

Marine Vessel Fabrication

    The Portland, Oregon manufacturing facility is located on a deep water port on the Willamette River. Until 1984, the Company's predecessor designed and built ocean-going barges and other types of marine vessels for maritime shipping companies. In 1995, Greenbrier re-entered the marine vessel market and expanded and upgraded the marine facilities, which include the largest side-launch ways on the West Coast. The upgraded marine facilities also enhance steel plate burning and fabrication capacity providing flexibility for railcar production. Since 1995, vessels manufactured include conventional deck barges, railcar/deck barges, barges for aggregates and other heavy industrial products and ocean-going dump barges.

Forging

    Steel forgings weighing up to 100 tons are produced at the Nova Scotia industrial forge facility, one of the largest in North America. The forge produces custom parts for the oil and gas, hydroelectric and other heavy industries in all parts of the world.

Leasing & Services

    Greenbrier currently manages a fleet of approximately 42,000 railcars, primarily in North America, of which 38% are owned and the remainder are managed for institutional investors, railroads and other leasing companies. Management services include equipment marketing and re-marketing, maintenance management and administration. Greenbrier participates in both the finance and the operating lease segments of the market. Lease payments received under the non-cancelable lease terms of direct finance leases generally cover substantially all of the equipment cost. The aggregate non-cancelable rental payments for equipment placed under operating leases do not fully amortize the costs of the leased equipment. As a result, the Company is subject to the customary risk that it may not be able to sell or re-lease equipment after the operating lease term expires. However, the Company believes it can effectively manage the risks typically associated with operating leases due to its railcar expertise and its refurbishing and re-marketing capabilities. Most of the leases are "full service" leases, whereby Greenbrier is responsible for maintenance, taxes and administration. The fleet is maintained, in part, through Greenbrier's own facilities and engineering and technical staff. Greenbrier manages the cost of the maintenance and ensures cars are available for service under a multi-year maintenance agreement with The Burlington Northern and Santa Fe Railway Company (BNSF); BNSF maintains ownership of the cars. Much of the preventative maintenance is performed at Greenbrier rail service facilities.

    Assets from the owned lease fleet are periodically sold to take advantage of market conditions, manage risk and maintain liquidity.

    The following table summarizes the lease fleet:

	Fleet Profile as of August 31, 2001(1)
	Owned Units	Managed Units	Total Units	Percent of Owned Units on Lease	Average Age of Owned Units (Yrs.)
Railcars Available for Revenue Service	15,900	26,306	42,206	93%	21
Railcar Equipment Held for Sale(2)	419	—	419

	16,319	26,306	42,625

Lessee Profile:
Class I Railroads	11,630	14,407	26,037
Non-Class I Railroads	1,735	9,137	10,872
Shipping Companies	949	1,971	2,920
Leasing Companies	408	564	972
Off-lease	1,178	227	1,405

Total Revenue Units	15,900	26,306	42,206

(1)
Each platform of an articulated car is treated as a separate unit.

(2)
Railcar equipment held for sale consists mainly of railcars that will either be sold or refurbished and placed on lease.

    A substantial portion of the equipment in the lease fleet has been acquired through an agreement entered into in August 1990 with Southern Pacific Transportation Company, which has since merged with Union Pacific, to purchase and refurbish and approximately 10,000 railcars over a five-year period. The railcars were refurbished to predetermined specifications by Greenbrier or unaffiliated contract shops and placed on predominantly 10-year finance leases with Union Pacific with a purchase option exercisable upon lease expiration. The company has received notification that Union Pacific intends to exercise this option.

Raw Materials and Components

    Products manufactured at Greenbrier facilities require a supply of raw materials including steel and numerous specialty components such as brakes, wheels and axles. Approximately 50% of the cost of each freight car represents specialty components purchased from third-parties. Customers often specify particular components and suppliers of such components. Although the number of alternative suppliers of certain specialty components has declined in recent years, there are at least two suppliers for most such components. Inventory levels are continually monitored to ensure adequate support of production. Advance purchases are periodically made to avoid possible shortages of material due to capacity limitations of component suppliers and possible price increases. Binding long-term contracts with suppliers are not typically entered into as the Company relies on established relationships with major suppliers to ensure the availability of raw materials and specialty items. Fluctuations in the price of components and raw materials have not had a material effect on earnings and are not anticipated to have a material effect in the foreseeable future.

    In Europe, certain railcars are manufactured by subcontractors. The Company believes that alternatives are available should these subcontractors be unable to perform.

    In 2001, approximately 53% of domestic requirements for steel were purchased from Oregon Steel Mills, Inc., approximately 78% of the Company's Canadian requirements were purchased from Algoma Steel, Inc., and approximately 24% of the Company's European requirements were purchased from Huta Pokoj. The top ten suppliers for all inventory purchases accounted for approximately 41% of total purchases, of which no supplier accounted for more than 10%. The Company maintains good relationships with its suppliers and has not experienced any significant interruptions in recent years in the supply of raw materials or specialty components. A member of the Canadian subsidiary's board of directors serves as chairman of the board of directors of Algoma Steel, Inc.

Marketing and Product Development

    A fully-integrated marketing and sales effort is utilized whereby Greenbrier seeks to leverage relationships developed in its various manufacturing and leasing & services operations to provide customers with a diverse range of equipment and financing alternatives designed to satisfy a customer's unique needs. These custom programs may involve a combination of railcar products and financing, leasing, refurbishing and re-marketing services, depending on whether the customer is buying new equipment, refurbishing existing equipment, or seeking to outsource the maintenance or management of equipment.

    Through customer relationships, insights are derived into the potential need for new products and services. Marketing and engineering personnel collaborate to evaluate opportunities and identify and develop new products. Research and development costs incurred for new product development during 2001, 2000 and 1999 were $3.4 million, $2.3 million, and $1.1 million.

Customers and Backlog

    Manufacturing and leasing & services customers include Class I Railroads, regional and short line railroads, other leasing companies, shippers, carriers and other transportation companies.

    The Company's backlog:

	August 31,
	2001	2000	1999
New railcar backlog units(1)	3,700	7,800	4,000
Estimated value (in millions)	$200	$440	$271

(1)
Each platform of an articulated car is treated as a separate unit.

    The backlog is based on customer purchase or lease orders that the Company believes are firm. Customer orders, however, may be subject to cancellation and other customary industry terms and conditions. Historically, little variation has been experienced between the number of railcars ordered and the number of railcars actually sold. The backlog is not necessarily indicative of future results of operations. Payment for railcars manufactured is typically received when the cars are completed and accepted by a third-party customer.

    In 2001, sales to the two largest customers, BNSF and TTX Company, accounted for 22.6% and 18.6% of total revenues and 23.8% and 21.9% of manufacturing revenues. Revenues from Union

Pacific and BNSF accounted for approximately 31.4% and 18.5% of leasing & services revenues. No other customers accounted for more than 10% of total manufacturing or leasing & services revenues.

Competition

    Greenbrier is affected by a variety of competitors in each of its principal business activities. There are currently six major railcar manufacturers competing in North America. Two of these producers build railcars principally for their own fleets and four producers—Trinity Industries, Inc., Johnstown America Corp., National Steel Car, Ltd. and the Company—compete principally in the general railcar market. Some of these producers have substantially greater resources than the Company. Two of the Company's largest competitors, Thrall Car Manufacturing Company and Trinity Industries, Inc. have recently completed a merger; the effects of this merger on the Company are not known at this time. Greenbrier competes on the basis of type of product, reputation for quality, price, reliability of delivery and customer service and support. Competition in Europe, with 20 to 30 railcar producers, is more fragmented than in North America.

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

    Environmental studies have been conducted of owned and leased properties that indicate additional investigation and some remediation may be necessary. The Portland, Oregon, manufacturing facility is located on the Willamette River. The United States Environmental Protection Agency (the EPA) has classified portions of the river bed, including the portion fronting the facility, as a federal "national priority list" or "superfund" site due to sediment contamination. The Company and more than 60 other parties have received a "General Notice" of potential liability from the EPA. There is no indication that the Company has contributed to contamination of the Willamette River bed, although uses by prior owners of the property may have contributed. Nevertheless, this classification of the Willamette River may have an impact on the value of the Company's investment in the property and has resulted in the Company initially bearing a portion of the cost of an EPA mandated remedial investigation. The cost of the investigation is currently not determinable however, some or all of any such outlay may be recoverable from responsible parties. The Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways on the river, and classification as a superfund site could result in some limitations on future launch activity. The outcome of such actions cannot be estimated. Management believes that the Company's operations adhere to sound environmental practices, applicable laws and regulations.

Regulation

    The Federal Railroad Administration (the FRA) in the United States and Transport Canada in Canada administer and enforce laws and regulations relating to railroad safety. These regulations govern equipment and safety appliance standards for freight cars and other rail equipment used in interstate commerce. The Association of American Railroads (the AAR) also promulgates a wide variety of rules and regulations governing the safety and design of equipment, relationships among railroads with respect to railcars in interchange and other matters. The AAR also certifies railcar builders and component manufacturers that provide equipment for use on North American railroads. The effect of these regulations is that the Company must maintain its certifications with the AAR as a railcar builder and component manufacturer, and products sold and leased by the Company in North America must meet AAR, Transport Canada and FRA standards.

    In Europe, many countries have deregulated their railroads, and the privatization process is underway. However, each country currently has its own regulatory body with different certification requirements. To address cross-border issues, the European Union has proposed international rail routes that would run on a common standard with few customs restrictions. However, there can be no assurance that such standards will be adopted.

Executive Officers of the Company

    The following are the executive officers of the Company.

    Alan James, 71, is Chairman of the Board of Directors of Greenbrier, a position he has held since 1994. Mr. James was President of Greenbrier, or its predecessor company, from 1974 to 1994.

    William A. Furman, 57, is President, Chief Executive Officer and a director of Greenbrier, positions he has held since 1994. Mr. Furman is also Managing Director of TrentonWorks Limited and Chairman of the Board of Directors of WagonySwidnica, S.A. Mr. Furman was Chief Executive Officer of Gunderson from 1989 to 2000 and was Vice President of Greenbrier, or its predecessor company, from 1974 to 1994. Mr. Furman serves as a director of Schnitzer Steel Industries, Inc., a steel recycling and manufacturing company.

    Robin D. Bisson, 47, has been Senior Vice President Marketing and Sales since 1996 and President of Greenbrier Railcar, Inc., a subsidiary that engages in railcar leasing, since 1991. Mr. Bisson was Vice President of Greenbrier Railcar, Inc. from 1987 to 1991 and has been Vice President of Greenbrier Leasing Corporation, a subsidiary that engages in railcar leasing, since 1987.

    Larry G. Brady, 62, is Senior Vice President and Chief Financial Officer of the Company. Prior to becoming Senior Vice President in 1998, he was Vice President and Chief Financial Officer since 1994. Mr. Brady has been Senior Vice President of Greenbrier Leasing Corporation since he joined the Company in 1991. From 1974 to 1990, he was a partner with Touche Ross & Co. (which subsequently became Deloitte & Touche LLP).

    Richard McKay, 56, has been President of Greenbrier Europe since June 2001. Mr. McKay is also President of TrentonWorks, a position he has held since 1996. From 1986 to 1996 he was general manager and member of the Board of Directors for Navistar Corporation, the former International Harvester Company.

    A. Daniel O'Neal, Jr., 65, has been a director of Gunderson, Inc. since 1985 and serves as a director of the Company. From 1973 until 1980, Mr. O'Neal served as a commissioner of the Interstate Commerce Commission, and from 1977 until 1980 served as its Chairman. He is currently a director of

Powertech Group, a computer services company. Mr. O'Neal has been Chairman of Washington State's Freight Mobility Board since being appointed by the Governor in 1998.

    Mark J. Rittenbaum, 44, is Senior Vice President and Treasurer of the Company, a position he has held since June 2001. Prior to becoming Senior Vice President, he has been Vice President and Treasurer since 1994. Mr. Rittenbaum is also Vice President of Greenbrier Leasing Corporation and Greenbrier Railcar, Inc., positions he has held since 1993 and 1994.

    Timothy A. Stuckey, 51, has been President of Gunderson Rail Services since 1999 and President of Autostack Corporation since 1992, prior to which he served as Executive Vice President of Autostack since 1990, and Assistant Vice President of Greenbrier Leasing Corporation since 1987.

    Norriss M. Webb, 61, is Executive Vice President and General Counsel of the Company, a position he has held since 1994. He is also Vice President, Secretary and a director of Gunderson, Inc. Mr. Webb was Vice President of the Company from 1981 to 1994.

    L. Clark Wood, 59, has been President of Manufacturing Operations since 1998, Chief Executive Officer and a director of Gunderson, Inc. since 2000 and Chief Executive Officer of TrentonWorks Limited since 1995. Mr. Wood was President of Gunderson, Inc. from 1990 to 1999 and was Vice President and Director of Railcar Sales at Trinity Industries, Inc., a railroad freight car manufacturer, from 1985 to 1990.

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

Employees

    As of August 31, 2001, Greenbrier had 2,769 full-time employees, consisting of 2,666 employees engaged in railcar and marine manufacturing, and railcar services, and 103 employees engaged in leasing & services activities. A total of 607 employees at the manufacturing facility in Trenton, Nova Scotia, Canada are covered by collective bargaining agreements. In addition, 415 employees at the manufacturing facility in Swidnica, Poland are also covered by collective bargaining agreements that can be terminated by either party with three months notice. A stock incentive plan and a stock purchase plan are available for all North American employees. A discretionary bonus program is maintained for salaried and most hourly employees not covered by collective bargaining agreements. Greenbrier believes that its relations with its employees are generally good.

Item 2.  PROPERTIES

    The Company operates at the following facilities in North America and Europe as of August 31, 2001:

Description	Size	Location	Status
Railcar and marine manufacturing facility	75 acres including 774,000 sq. ft. of manufacturing space and a 750-ft. side-launch ways for launching ocean going vessels	Portland, Oregon	Owned
Railcar manufacturing and forge facility	100 acres with 800,000 sq. ft. of manufacturing space as well as a forge facility	Trenton, Nova Scotia	Owned
Railcar manufacturing facility	88 acres with 676,000 sq. ft. of manufacturing space	Swidnica, Poland	Owned
Railcar manufacturing and wheel reconditioning shop	461,991 sq. ft. of manufacturing space, which includes a 152,245 sq. ft. wheel reconditioning shop	Sahagun, Mexico	Leased(1)
Railcar repair facility	70 acres	Cleburne, Texas	Leased
Railcar repair facility	40 acres	Finley, Washington	Leased
Railcar repair facility	18 acres	Atchison, Kansas	Owned
Railcar repair facility	5.4 acres	Springfield, Oregon	Leased
Railcar repair facility	2.5 acres	Modesto, California	Leased
Railcar repair facility	145,800 sq. ft.	Golden, Colorado	Leased
Wheel reconditioning shop	4.6 acres	Tacoma, Washington	Leased
Wheel reconditioning shop	20,000 sq. ft.	Pine Bluff, Arkansas	Leased
Executive offices, railcar marketing and leasing activities	37,000 sq. ft.	Lake Oswego, Oregon	Leased

(1)
The property in Sahagun, Mexico, is leased from Bombardier Transportation, Greenbrier's joint venture partner.

    Marketing, administrative offices and other facilities are also leased in various locations throughout North America and Europe. Greenbrier believes that its facilities are in good condition and that the facilities, together with anticipated capital improvements and additions, are adequate to meet its operating needs for the foreseeable future. The need for expansion and upgrading of the railcar manufacturing and refurbishment facilities is continually evaluated in order to remain competitive and to take advantage of market opportunities.

Item 3.  LEGAL PROCEEDINGS

    From time to time, Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. In addition, litigation has been initiated by former shareholders of Interamerican Logistics, Inc. (Interamerican), which was acquired in the fall of 1996. The plaintiffs allege that Greenbrier violated the agreements pursuant to which it acquired ownership of Interamerican and seek damages aggregating $4.5 million Canadian.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Greenbrier's common stock has been traded on the New York Stock Exchange under the symbol GBX since July 14, 1994. There were approximately 470 holders of record of common stock as of October 31, 2001. The following table shows the reported high and low sales price of Greenbrier's common stock on the New York Stock Exchange.

	High	Low
2001
Fourth quarter	$9.55	$8.30
Third quarter	$9.85	$8.15
Second quarter	$10.30	$8.13
First quarter	$10.19	$8.13
2000
Fourth quarter	$9.25	$7.25
Third quarter	$8.44	$7.00
Second quarter	$10.63	$8.06
First quarter	$11.38	$9.69

    A quarterly dividend of $0.06 per common share was declared in November 2001, to be paid in December. Cash dividends have been paid quarterly on the common stock since December 1994. There is no assurance as to future dividends as they are dependent upon future earnings, capital requirements and financial condition.

Item 6.  SELECTED FINANCIAL DATA

(In thousands, except per share data)	Years Ended August 31,
	2001	2000	1999		1998		1997
Statement of Operations Data
Revenue:
Manufacturing	$513,012	$528,240	$520,311		$451,706		$325,501
Leasing & services	80,986	91,189	98,225		88,655		105,419

	$593,998	$619,429	$618,536		$540,361		$430,920

Earnings from continuing operations	$1,119	$14,354	$20,419	(1)	$20,332	(2)	$6,021 (3)
Discontinued operations:(4)
Loss on operations	—	—	—		—		(2,512)
Estimated loss on disposal	—	—	—		—		(7,680)
Extraordinary charge related to debt refinancing	—	—	(938)		—		—

Net earnings (loss)	$1,119	$14,354	$19,481		$20,332		$(4,171)

Basic earnings per common share:
Continuing operations	$.08	$1.01	$1.44		$1.43		$.43
Net earnings (loss)	$.08	$1.01	$1.37		$1.43		$(.29)
Diluted earnings per common share:
Continuing operations	$.08	$1.01	$1.43		$1.42		$.43
Net earnings (loss)	$.08	$1.01	$1.36		$1.42		$(.29)
Weighted average common shares outstanding:
Basic	14,151	14,227	14,254		14,203		14,160
Diluted	14,170	14,241	14,294		14,346		14,160
Cash dividends paid per share	$.36	$.36	$.39	(5)	$.24		$.24
Balance Sheet Data
Assets:
Cash	$77,299	$12,908	$77,796		$57,909		$21,744
Inventories	94,581	127,484	92,495		79,849		151,591
Leased equipment	253,702	246,854	236,410		256,509		284,541
All other	180,598	196,863	144,015		111,222		122,642

Total Assets	$606,180	$584,109	$550,716		$505,489		$580,518

Debt:
Revolving	$32,986	$13,019	$3,783		$—		$57,709
Term	177,575	159,363	161,401		147,876		201,786

	$210,561	$172,382	$165,184		$147,876		$259,495

Capital base:
Subordinated debt	$37,491	$37,748	$37,788		$37,932		$38,089
Minority interest	5,025	5,068	14,034		9,783		18,183
Stockholders' equity	134,109	141,615	134,163		121,370		103,969

	$176,625	$184,431	$185,985		$169,085		$160,241

(1)
Includes earnings of $1.1 million resulting from the resolution of certain matters on a leasing contract that began in 1990.

(2)
Includes a gain of $1.3 million resulting from exiting the trailer and container leasing operation more favorably than anticipated.

(3)
Includes $4.8 million of special charges related to an adjustment to the carrying value of vehicle transportation equipment and the divestiture of the trailer and container lease fleet.

(4)
Includes the divestiture of the logistics operations.

(5)
Includes regular dividend of $0.27 per common share and special dividend of $0.12 per common share.

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

Overview

    Total revenues were $594.0 million, $619.4 million, and $618.5 million for the years ended 2001, 2000, and 1999. Revenues decreased $25.4 million from 2000 to 2001 as a result of a manufacturing product mix with lower unit sales values, competitive pressure on railcar prices, and lower leasing & services revenues, offset somewhat by increased revenue in Europe due to an entire year of operations from an acquisition completed in January 2000. The $0.9 million increase from 1999 to 2000 was due to increased revenues from European manufacturing operations as a result of an acquisition completed in January 2000, offset by lower leasing & services revenue.

    Net earnings for 2001 were $1.1 million, or $.08 per diluted common share, compared to 2000 net earnings of $14.4 million, or $1.01 per diluted common share, and to 1999 net earnings of $19.5 million, or $1.36 per diluted common share. Earnings for 1999 include $1.1 million from the resolution of certain matters on a leasing contract that began in 1990 and an after-tax extraordinary charge of $0.9 million, or $0.07 per diluted common share, resulting from refinancing $22.0 million of notes payable.

Expansion and Acquisitions

    In January 2000, Greenbrier completed the purchase of the Freight Wagon Division of DaimlerChrysler Rail Systems located in Siegen, Germany. The acquired operation provides expertise in the fields of engineering, design, sales and marketing and project management. It also includes a comprehensive portfolio of railcar designs for various countries within the European marketplace, which enhanced production at Greenbrier's Polish manufacturing facility. Results of the acquired operation, which include the sale of freight cars manufactured by unaffiliated subcontractors, have been included in the accompanying financial statements from the date of acquisition.

    In September 1998, Greenbrier acquired a 60.0% interest in a railcar manufacturer located in Swidnica, Poland. Through a series of subsequent transactions, the ownership interest was increased to 97.5%. The acquisition was accounted for by the purchase method, and operating results are included in the consolidated financial statements from the date of acquisition.

    Also, in September 1998, Greenbrier entered into a joint venture with Bombardier Transportation to build railroad freight cars at Bombardier's existing manufacturing facility in Mexico. Each party holds a 50.0% non-controlling interest in the joint venture, and therefore Greenbrier's investment is being accounted for using the equity method. Greenbrier's share of operating results is included in operating results as equity in earnings of unconsolidated subsidiary.

    Effective September 1, 1999, Greenbrier acquired the common equity of the minority investor's interest in the Canadian manufacturing subsidiary.

Results of Operations

Manufacturing Segment

    Manufacturing revenues include results from new railcar, marine, forge, refurbishment and maintenance activities. New railcar delivery and backlog information disclosed herein includes all facilities, including the joint venture in Mexico that is accounted for by the equity method.

    Manufacturing revenues were $513.0 million, $528.2 million and $520.3 million for the years ended 2001, 2000, and 1999. Manufacturing revenues decreased $15.2 million, or 2.9%, in 2001 from 2000 due to a change in product mix to units with a lower sales value and competitive pressure on prices in the North American market, partially offset by increased European revenues resulting from the operation acquired in January 2000. Manufacturing revenues increased $7.9 million, or 1.5%, in 2000 from 1999 due to an increase in European revenues resulting from the newly acquired operation and a shift in product mix to units with a relatively higher sales value, partially offset by reduced volume due to market conditions. Deliveries of new railcars, which are the primary source of revenue, were approximately 8,600 in 2001, 8,100 in 2000, and 8,900 in 1999.

    As of August 31, 2001, the backlog of new railcars to be manufactured for sale and lease at all facilities was approximately 3,700 railcars with an estimated value of $200 million compared to 4,600 railcars valued at $230 million as of May 31, 2001. The reduction in backlog is reflective of the overall North American industry decline in demand for new railcars. If market conditions remain soft, utilization of the Company's manufacturing capacity could be further impacted.

    Manufacturing gross margin decreased to 8.3% in 2001 from 11.7% in 2000 due primarily to reductions in selling prices resulting from increased competition in a softening North American market and production problems on certain car types. The effects of increased competition on selling prices were also the cause of the decline from 12.3% in 1999 to 11.7% in 2000. The factors influencing cost of revenue and gross margin in a given period include order size (which affects economies of plant utilization), product mix, changes in manufacturing costs, product pricing and currency exchange rates.

Leasing & Services Segment

    Leasing & services revenues were $81.0 million, $91.2 million and $98.2 million for the years ended 2001, 2000 and 1999. The decrease in leasing & service revenue is due to a number of factors including increased pressure on lease rates resulting from economic and competitive factors, initiation and completion of contracts, sales of equipment from the lease fleet and maturation of the finance lease portfolio. Leasing & services operating margin as a percentage of revenue was 46.5% in 2001 compared to 48.8% in 2000 and 50.4% in 1999. The utilization of the owned lease fleet was 92.6% for 2001, 90.4% for 2000 and 97.0% for 1999.

    Pre-tax earnings realized on the disposition of leased equipment amounted to $1.4 million during 2001 compared to $4.5 million in 2000 and $5.7 million in 1999. Assets from Greenbrier's lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.

Other costs

    Selling and administrative expense was $49.5 million, $54.2 million and $51.1 million in 2001, 2000 and 1999. As a percentage of revenue, selling and administrative expense was 8.3%, 8.8% and 8.3% in 2001, 2000 and 1999. The $4.7 million decrease from 2000 to 2001 is due primarily to cost reduction measures including decreases in incentive compensation, consolidation of facilities, reductions in work force and other costs, partially offset by an entire year of expenses for the European operations acquired in January 2000 and increased research and development costs. The increase of $3.1 million in 2000 compared to 1999 is due primarily to the addition of the European operations and increased research and development costs, partially offset by cost reduction measures.

    Interest expense increased $1.1 million, or 5.2%, to $22.3 million for 2001 as compared to $21.2 million in 2000 as a result of increased borrowings in Europe to support additional production. Interest expense increased $2.2 million, or 11.6%, to $21.2 million for 2000 as compared to $19.0 million in 1999 as a result of both increased borrowings and cost of borrowings to support European operations.

    Income tax expense for all periods presented represents an effective tax rate of 42.0% on United States operations and varying effective tax rates on foreign operations. The consolidated effective tax rate of 79.9% in the current period is a result of European operating losses for which no tax benefit has been recognized. The consolidated effective tax rate for 2000 and 1999 was 51.8% and 48.1%.

    Minority interest decreased $1.7 million from 2000 to 2001 as a result of reduced earnings of Polish and Canadian subsidiaries. Acquisitions of minority interests in Poland and Canada in 2000 resulted in a $1.4 million decrease from 1999 to 2000.

    Equity in earnings of the Mexican joint venture decreased $1.7 million for 2001 as compared to 2000 as a result of lower deliveries and production inefficiencies resulting from lower production rates and new car types. Equity in earnings of this joint venture increased $0.2 million for 2000 as compared to 1999 as a result of improved manufacturing efficiencies.

Liquidity and Capital Resources

    Greenbrier's growth has been financed through cash generated from operations, borrowings from banks and other financial institutions, issuance of subordinated debt and capital from minority investors. In 2001, cash increased $64.4 million to $77.3 million primarily as a result of sales of manufacturing inventory held for sale and the receipt of $50 million in new term debt to finance lease fleet additions.

    Credit facilities aggregated $157.1 million as of August 31, 2001, at the year end exchange rates. Available borrowings under the credit facilities are principally based upon defined levels of receivables, inventory and leased equipment, which at August 31, 2001 levels would provide for a maximum borrowings of $106.9 million. A $60.0 million revolving line of credit is available through January 2004 to provide working capital and interim financing of equipment for the leasing & services operations. A $40.0 million line of credit to be used for working capital is available through February 2002 for United States manufacturing operations. A $19.4 million line of credit is available through October 2002 for working capital for Canadian manufacturing operations. Lines of credit totaling $27.2 million are available principally through December 2001 for working capital for Polish manufacturing operations. Lines of credit totaling $10.5 million are available to support European operations through mid-2002. Advances under the lines of credit bear interest at rates that vary depending on the type of borrowing and certain defined ratios. At August 31, 2001, there were no borrowings outstanding under the United States manufacturing and leasing & services lines and $7.9 million, $19.2 million, and $5.9 million were outstanding under the Canadian, Polish, and European manufacturing lines.

    In addition, bank guarantees totaling $33.2 million (at the August 31, 2001 exchange rate) are available to support European operations, of which $13.1 million were issued at August 31, 2001.

    The Company received waivers for non-compliance, as of August 31, 2001, with certain covenants relating to the Canadian and European lines of credit. In conjunction with these waivers, lines of credit and bank guarantees available to support the European operations were reduced to $2.3 million and $31.4 million.

    Capital expenditures totaled $73.3 million, $94.0 million and $71.0 million in 2001, 2000 and 1999. Of these capital expenditures, approximately $62.6 million, $74.5 million and $47.7 million, in 2001, 2000 and 1999 were attributable to leasing & services operations. Leasing & services capital expenditures for 2002 are expected to be approximately $15.0 million. Greenbrier regularly sells assets from its lease fleet, some of which may have been purchased within the current year and included in capital expenditures.

    Approximately $10.7 million, $19.5 million and $23.3 million of the total capital expenditures for 2001, 2000 and 1999 were attributable to manufacturing operations. Capital expenditures for manufacturing additions are expected to be approximately $6.0 million in 2002 and will be limited to expenditures necessary to further enhance efficiencies and allow for the production of new railcars.

    Inventories at August 31, 2001 were $94.6 million, a $32.9 million decrease from $127.5 million as of August 31, 2000 as a result of reduced production in North America, shortened lead times and sales of finished goods offset by increased inventory in Europe to support higher production.

    Foreign operations give rise to risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk of foreign currency fluctuations of the United States Dollar, Deutsche Mark and Pound Sterling denominated accounts receivables resulting from firm commitments for the sale of railcars.

    A quarterly dividend of $0.06 per common share was declared in November 2001, to be paid in December. In July 1999, the dividend rate was increased to $0.09 from the $0.06 per common share that had been paid quarterly since 1994. In addition, a special one-time dividend of $0.12 per common share was paid in August 1999. Future dividends are dependent upon earnings, capital requirements and financial condition.

    Certain loan covenants restrict the transfer of funds from subsidiaries to the parent company in the form of cash dividends, loans, or advances. The restricted net assets of subsidiaries amounted to $86.2 million as of August 31, 2001. Consolidated retained earnings of $4.7 million at August 31, 2001 were restricted as to the payment of dividends. Management expects existing funds and cash generated from operations, together with borrowings under existing credit facilities and long term financing, to be sufficient to fund dividends, stock repurchases, working capital needs, planned capital expenditures, acquisitions and expected debt repayments.

    In July 2000, Greenbrier's Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $5.0 million in shares of its outstanding common stock in open-market transactions, from time to time. As of August 31, 2001, the Company had repurchased approximately 106 thousand shares at a purchase price totaling $1.0 million.

Prospective Accounting Changes

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. The statement discontinues the use of the pooling of interests method of accounting for business combinations. The statement is effective for all business combinations after June 30, 2001. The Company has completed an evaluation of the effects of this statement and does not believe it will have a material impact on the consolidated financial statements.

    In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market values as necessary. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of this statement.

    In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed or through sale or other means. The Company is currently evaluating the impact of this statement on the consolidated financial statements.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Greenbrier has assessed its exposure to market risk for its variable rate debt and foreign currency exposures and believes that exposures to such risks are not material. Foreign operations give rise to market risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. Although forward exchange contracts are entered into to mitigate the impact of currency fluctuations, certain exposure remains that may affect operating results. No provision has been made for credit loss due to counterparty non-performance.

    At August 31, 2001 exchange rates, forward exchange contracts outstanding for the sales of United States Dollars totaled $18.5 million, Deutsche Marks totaled $9.4 million and Pounds Sterling totaled $6.5 million The fair value of these cash flow hedges at August 31, 2001 as compared to the carrying amount resulted in an unrealized pre-tax loss of $.2 million. These contracts mature at various dates through May 2002, any such loss remaining will be recognized along with the related transactions.

    Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. The net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. At August 31, 2001, such agreements had a notional amount of $95.9 million and mature between August 2006 and March 2013.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

	August 31,
(In thousands, except per share amounts)
	2001	2000
Assets
Cash and cash equivalents	$77,299	$12,908
Accounts and notes receivable	50,555	66,150
Inventories	94,581	127,484
Investment in direct finance leases	103,576	124,780
Equipment on operating leases	150,126	122,074
Property, plant and equipment	76,898	77,628
Intangible assets	26,450	23,001
Other	26,695	30,084

	$606,180	$584,109

Liabilities and Stockholders' Equity
Revolving notes	$32,986	$13,019
Accounts payable and accrued liabilities	135,898	147,792
Deferred participation	56,176	54,266
Deferred income taxes	26,920	25,238
Notes payable	177,575	159,363
Subordinated debt	37,491	37,748
Minority interest	5,025	5,068
Commitments and contingencies (Notes 20 & 21)
Stockholders' equity:
Preferred stock—$0.001 par value; 25,000 shares authorized; none outstanding	—	—
Common stock—$0.001 par value; 50,000 shares authorized; 14,121 and 14,227 outstanding at August 31, 2001 and 2000	14	14
Additional paid-in capital	49,290	50,249
Retained earnings	90,789	94,756
Accumulated other comprehensive loss	(5,984)	(3,404)

	134,109	141,615

	$606,180	$584,109

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations

	Years Ended August 31,
(In thousands, except per share amounts)
	2001	2000	1999
Revenue
Manufacturing	$513,012	$528,240	$520,311
Leasing & services	80,986	91,189	98,225

	593,998	619,429	618,536
Cost of revenue
Manufacturing	470,376	466,348	456,122
Leasing & services	43,295	46,711	48,682

	513,671	513,059	504,804
Margin	80,327	106,370	113,732
Other Costs
Selling and administrative expense	49,547	54,202	51,061
Interest expense	22,257	21,165	19,048

	71,804	75,367	70,109
Earnings before income tax expense, minority interest and equity in earnings (losses) of unconsolidated subsidiary	8,523	31,003	43,623
Income tax expense	(6,806)	(16,053)	(20,979)

Earnings before minority interest and equity in earnings (losses) of unconsolidated subsidiary	1,717	14,950	22,644
Minority interest	43	(1,650)	(3,045)
Equity in earnings (losses) of unconsolidated subsidiary	(641)	1,054	820

Earnings from continuing operations	1,119	14,354	20,419
Extraordinary charge (net of $680 tax benefit)	—	—	(938)

Net earnings	$1,119	$14,354	$19,481

Basic earnings per common share:
Continuing operations	$.08	$1.01	$1.44
Extraordinary charge	—	—	(.07)

Net earnings	$.08	$1.01	$1.37

Diluted earnings per common share:
Continuing operations	$.08	$1.01	$1.43
Extraordinary charge	—	—	(.07)

Net earnings	$.08	$1.01	$1.36

Weighted average common shares:
Basic	14,151	14,227	14,254
Diluted	14,170	14,241	14,294

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

	Common Stock				Accumulated Other Comprehensive Loss
(In thousands, except per share amounts)			Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balance August 31, 1998	14,253	$14	$50,416	$71,612	$(672)	$121,370
Net earnings	—	—	—	19,481	—	19,481
Translation adjustment (net of tax effect)	—	—	—	—	(1,208)	(1,208)

Comprehensive income						18,273
Stock options exercised	2	—	29	—	—	29
Compensation relating to non-qualified stock option plan	—	—	50	—	—	50
Cash dividends ($0.39 per share)	—	—	—	(5,559)	—	(5,559)

Balance August 31, 1999	14,255	14	50,495	85,534	(1,880)	134,163
Net earnings	—	—	—	14,354	—	14,354
Translation adjustment (net of tax effect)	—	—	—	—	(1,524)	(1,524)

Comprehensive income						12,830
Purchase of treasury stock	(28)	—	(246)	—	—	(246)
Cash dividends ($0.36 per share)	—	—	—	(5,132)	—	(5,132)

Balance August 31, 2000	14,227	14	50,249	94,756	(3,404)	141,615
Net earnings	—	—	—	1,119	—	1,119
Translation adjustment (net of tax effect)	—	—	—	—	(123)	(123)
Cumulative effect of change in accounting principle (net of tax effect)	—	—	—	—	1,077	1,077
Loss on derivative financial instruments recognized in net earnings (net of tax effect)	—	—	—	—	(1,434)	(1,434)
Unrealized loss on derivative financial instruments (net of tax effect)	—	—	—	—	(2,100)	(2,100)

Comprehensive loss						(1,461)
Purchase of treasury stock	(106)	—	(959)	—	—	(959)
Cash dividends ($0.36 per share)	—	—	—	(5,086)	—	(5,086)

Balance August 31, 2001	14,121	$14	$49,290	$90,789	$(5,984)	$134,109

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	Years Ended August 31,
(In thousands)
	2001	2000	1999
Cash flows from operating activities:
Net earnings	$1,119	$14,354	$19,481
Adjustments to reconcile net earnings to net cash provided by (used in) by operating activities:
Extraordinary charge	—	—	938
Deferred income taxes	1,682	7,604	6,470
Deferred participation	1,910	3,827	5,196
Depreciation and amortization	22,396	20,356	16,477
Gain on sales of equipment	(1,390)	(4,527)	(5,887)
Other	(1,891)	2,627	5,879
Decrease (increase) in assets:
Accounts and notes receivable	15,595	(18,610)	(2,713)
Inventories	13,137	(39,249)	(3,608)
Other	6,976	(1,376)	(879)
Decrease in liabilities:
Accounts payable and accrued liabilities	(18,118)	(13,295)	(2,961)

Net cash provided by (used in) operating activities	41,416	(28,289)	38,393

Cash flows from investing activities:
Acquisitions, net of cash acquired	(282)	(4,787)	(1,702)
Principal payments received under direct finance leases	20,761	18,313	16,729
Investment in direct finance leases	—	(170)	(446)
Proceeds from sales of equipment	47,515	49,789	39,903
Investment in joint venture	(4,000)	—	(10,000)
Purchase of property and equipment	(73,336)	(93,821)	(70,531)

Net cash used in investing activities	(9,342)	(30,676)	(26,047)

Cash flows from financing activities:
Proceeds from borrowings	70,725	34,052	60,029
Repayments of borrowings	(32,363)	(26,987)	(46,958)
Dividends	(5,086)	(5,132)	(5,559)
Purchase of minority interest	—	(7,610)	—
Purchase of treasury stock	(959)	(246)	—
Proceeds from exercise of stock options	—	—	29

Net cash provided by (used in) financing activities	32,317	(5,923)	7,541

Increase (decrease) in cash and cash equivalents	64,391	(64,888)	19,887
Cash and cash equivalents:
Beginning of period	12,908	77,796	57,909

End of period	$77,299	$12,908	$77,796

Cash paid during the period for:
Interest	$20,884	$18,430	$16,637
Income taxes	7,396	6,291	9,150

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1—Nature of Operations

    The Greenbrier Companies, Inc. and Subsidiaries ("Greenbrier" or the "Company") currently operates in two primary business segments: manufacturing and leasing & services. The two business segments are operationally integrated. With operations in North America and Europe, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, marine vessels and forged steel products and performs railcar refurbishment and maintenance activities. In Europe, the Company also manufactures freight cars through the use of unaffiliated subcontractors. The leasing & services segment owns or manages approximately 42,000 railcars for railroads, institutional investors and other leasing companies.

Note 2—Summary of Significant Accounting Policies

    Principles of consolidation—The financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances are eliminated upon consolidation. Investments in and advances to a joint venture in which the Company has a 50% ownership interest are accounted for by the equity method and included in other assets.

    Foreign currency translation—Operations outside the United States prepare financial statements in currencies other than the United States Dollar, the income statement amounts are translated at average exchange rates for the year, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of stockholders' equity and comprehensive income.

    Cash and cash equivalents—Cash is temporarily invested primarily in bankers' acceptances, United States treasury bills, commercial paper and money market funds. All highly-liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents.

    Inventories—Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead. Assets held for sale or refurbishment consist of railcars, carried at cost, that will either be sold or refurbished and placed on lease.

    Equipment on operating leases—Equipment on operating leases is stated at cost. Depreciation to estimated salvage value is provided on the straight-line method over the estimated useful lives of up to twenty-five years.

    Property, plant and equipment—Property, plant and equipment is stated at cost. Depreciation is provided on the straight-line method over estimated useful lives of three to twenty years.

    Intangible assets—Loan fees are capitalized and amortized as interest expense over the life of the related borrowings. Acquired designs and goodwill are generally amortized over twelve years using the straight-line method.

    Maintenance and warranty reserves—Maintenance reserves are estimated and provided for over the term of maintenance obligations specified in the underlying lease agreements. Warranty reserves are estimated and charged to operations.

    Income taxes—The liability method is used to account for income taxes. Deferred income taxes are provided for the temporary effects of differences in the recognition of revenues and expenses for financial statement and income tax reporting purposes. Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized.

    Minority interest—Minority interest represents unaffiliated investors' capital investment and interest in the undistributed earnings and losses of consolidated entities.

    Comprehensive income—Comprehensive income represents net income plus all other changes in net assets from non-owner sources.

    Revenue recognition—Revenue from manufacturing operations is recognized at the time products are completed and accepted by unaffiliated customers. Direct finance lease revenue is recognized over the lease term in a manner that produces a constant rate of return on the net investment in the lease. Certain interim rentals are based on estimated costs. Operating lease revenue is recognized as earned under the lease terms. Payments received in advance are deferred until earned. The Company adopted Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements effective June 1, 2001. The adoption did not have a material effect on the financial statements.

    Forward exchange contracts—Foreign operations give rise to risks from changes in foreign currency exchange rates. Forward exchange contracts with established financial institutions are utilized to hedge a portion of such risk. Realized and unrealized gains and losses are deferred and recognized in earnings concurrent with the hedged transaction. Although forward exchange contracts are entered into to mitigate the impact of currency fluctuations, certain exposure remains that may affect operating results.

    Interest rate instruments—Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. The net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense.

    Net earnings per share—Basic earnings per common share (EPS) excludes the potential dilution that would occur if additional shares were issued upon exercise of outstanding stock options, while diluted EPS takes this potential dilution into account.

    Stock-based compensation—Compensation expense for stock-based employee compensation continues to be measured using the method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. If material, pro forma disclosures of net earnings and earnings per common share will be made as if the method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, had been applied in measuring compensation expense.

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

    Reclassifications—Certain reclassifications have been made to prior years' consolidated financial statements to conform with the 2001 presentation.

    Prospective accounting changes—In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. The statement discontinues the use of the pooling of interests method of accounting for business combinations. The statement is effective for all business combinations after June 30, 2001. The Company has completed an evaluation of the effects of this statement and does not believe it will have a material impact on the consolidated financial statements.

    In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market values as necessary. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of this statement on the consolidated financial statements.

    In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company is currently evaluating the impact of this statement on the consolidated financial statements.

Note 3—Acquisitions

    In January 2000, Greenbrier completed the purchase of the Freight Wagon Division of DaimlerChrysler Rail Systems located in Siegen, Germany. The acquired operation provides expertise in the fields of engineering, design, sales and marketing and project management. It also includes a comprehensive portfolio of railcar designs certified for the European marketplace. Accordingly, a significant portion of the assets acquired are intangibles. The purchase was initially funded with a cash payment of $4.3 million and the assumption of net liabilities of $29.2 million. Results of the acquired operation, which include the sale of freight cars manufactured by unaffiliated subcontractors, have been included in the accompanying financial statements from the date of acquisition. Disclosure of the acquisition on a proforma basis, as if it had taken place on September 1, 1999, has not been provided, as it is not material to the Company's financial position or results of operations.

    On September 30, 1998, Greenbrier acquired a 60.0% interest in a railcar manufacturer located in Swidnica, Poland. Through a series of subsequent transactions, the ownership interest was increased to 97.5%. This acquisition was accounted for by the purchase method, and operating results are included in the consolidated financial statements from the date of acquisition.

    Effective September 1, 1999, Greenbrier acquired the common equity of the minority investor's interest in the Canadian manufacturing subsidiary.

    On September 1, 1998, Greenbrier entered into a joint venture agreement with Bombardier Transportation (Bombardier) to build railroad freight cars at Bombardier's existing manufacturing facility in Sahagun, Mexico. Each party holds a 50.0% non-controlling interest in the joint venture, and therefore Greenbrier's investment is being accounted for using the equity method. Greenbrier's share of the operating results is included as equity in earnings of unconsolidated subsidiary in the Consolidated Statements of Operations.

    The excess purchase price over the fair value of net assets acquired in these transactions has been included in intangible assets in the Consolidated Balance Sheets and is being amortized on a straight-line basis over 12 years. The above acquisitions were completed utilizing operating cash flows, available lines of credit, and term debt.

Note 4—Inventories

(In thousands)	2001	2000
Manufacturing supplies and raw materials	$21,207	$23,071
Work-in-process	37,907	55,227
Assets held for sale or refurbishment	35,467	49,186

	$94,581	$127,484

Note 5—Investment in Direct Finance Leases

(In thousands)	2001	2000
Future minimum receipts on lease contracts	$104,433	$151,879
Maintenance, insurance and taxes	(25,270)	(35,671)

Net minimum lease receipts	79,163	116,208
Estimated residual values	50,989	51,848
Unearned finance charges	(26,576)	(43,276)

	$103,576	$124,780

    Minimum future receipts on the direct finance lease contracts are as follows:

(In thousands)
Year ending August 31,
2002	$40,521
2003	29,273
2004	18,505
2005	10,687
2006	3,946
Thereafter	1,501

$104,433

Note 6—Equipment on Operating Leases

    Equipment on operating leases is reported net of accumulated depreciation of $57.5 million and $53.2 million as of August 31, 2001 and 2000.

    In addition, certain railcar equipment is leased by the Company and subleased to customers under non-cancelable operating leases. Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases are as follows:

(In thousands)
Year ending August 31,
2002	$12,036
2003	9,884
2004	7,214
2005	5,285
2006	3,443
Thereafter	1,081

$38,943

    Certain equipment is also operated under daily, monthly or mileage arrangements. Associated revenues amounted to $23.5 million, $25.8 million and $23.0 million for the years ended August 31, 2001, 2000 and 1999.

Note 7—Property, Plant and Equipment

(In thousands)	2001	2000
Land and improvements	$9,365	$9,326
Machinery and equipment	71,395	63,772
Buildings and improvements	35,832	31,062
Other	18,963	20,227

	135,555	124,387
Accumulated depreciation	(58,657)	(46,759)

	$76,898	$77,628

Note 8—Investment in Unconsolidated Subsidiary

    Summarized financial data of the Company's manufacturing joint venture for the years ended August 31, 2001 and 2000 is as follows:

(In thousands)	2001	2000
Current assets	$19,893	$25,623
Total assets	41,722	44,407
Current liabilities	10,469	17,183
Equity	31,253	27,224
Revenues	$51,154	$100,313
Net earnings (loss)	$(3,971)	$5,730

Note 9—Revolving Notes

    Credit facilities aggregated $157.1 million as of August 31, 2001, at the year end exchange rates. Available borrowings under the credit facilities are principally based upon defined levels of receivables, inventory and leased equipment which at August 31, 2001 levels would provide for a maximum borrowings of $106.9 million. A $60.0 million revolving line of credit is available through January 2004 to provide working capital and interim financing of equipment for the leasing & services operations. A $40.0 million line of credit to be used for working capital is available through February 2002 for United States manufacturing operations. A $19.4 million line of credit is available through October 2002 for working capital for Canadian manufacturing operations. Lines of credit totaling $27.2 million are available principally through December 2001 for working capital for Polish manufacturing operations. A line of credit totaling $10.5 million is available to support European operations. Advances under the lines of credit bear interest at rates, that vary depending on the type of borrowing and certain defined ratios. At August 31, 2001, there were no borrowings outstanding under the United States manufacturing and leasing lines, $7.9 million, $19.2 million and $5.9 million were outstanding under the Canadian, Polish and European operating lines.

    In addition, bank guarantees totaling $33.2 million (at the August 31, 2001 exchange rate) are available to support European operations, of which $13.1 million were issued at August 31, 2001.

    The Company received waivers for non-compliance, as of August 31, 2001, with certain covenants relating to the Canadian and European lines of credit. In conjunction with these waivers, lines of credit and bank guarantees available to support the European operations were reduced to $2.3 million and $31.4 million.

Note 10—Accounts Payable and Accrued Liabilities

(In thousands)	2001	2000
Trade payables and accrued liabilities	$82,740	$90,807
Deferred revenue	17,678	3,538
Maintenance reserves	9,931	10,338
Warranty reserves	9,458	9,504
Accrued payroll and related liabilities	7,551	18,215
Participation	4,796	2,943
Other	3,744	12,447

	$135,898	$147,792

Note 11—Notes Payable

(In thousands)	2001	2000
Equipment notes payable	$120,880	$98,663
Term loans	55,659	59,337
Other	1,036	1,363

	$177,575	$159,363

    Equipment notes payable pertaining to the lease fleet bear interest at fixed rates of 6.5% to 10.8% and are due in varying installments through March 2013. The weighted average remaining contractual life and weighted average interest rate of the notes as of August 31, 2001 and 2000 were approximately 56 and 27 months and 6.0% and 7.3%. The notes are collateralized by certain lease fleet railcars. In February 1999, Greenbrier issued $30.0 million of equipment notes payable, and repaid $22.0 million of leasing equipment notes payable. The early retirement of this debt resulted in a $0.9 million extraordinary charge (net of income taxes of $0.7 million) in 1999 for prepayment penalties and the write-off of deferred loan costs.

    Term loans for manufacturing operations and acquisitions are due in varying installments through March 2011 and generally are collateralized by certain property, plant and equipment. As of August 31, 2001, the effective interest rates on the term loans ranged from 6.6% to 10.1%, except for $1.7 million of borrowings relating to the Polish operation which bear interest at 16.9%. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. At August 31, 2001, such agreements had a notional amount of $95.9 million and mature between August 2006 and March 2013.

    Principal payments on the notes payable are as follows:

(In thousands)
Year ending August 31,
2002	$38,579
2003	27,173
2004	21,645
2005	16,310
2006	20,675
Thereafter	53,193

$177,575

    The revolving and operating lines of credit, along with certain equipment notes payable, contain covenants with respect to various subsidiaries, the most restrictive of which limit the payment of dividends or advances by subsidiaries and require certain levels of tangible net worth, ratio of debt to equity and debt service coverage. At August 31, 2001, the Company received waivers for non-compliance of certain covenants relating to European notes payable.

Note 12—Subordinated Debt

    Subordinated notes, amounting to $37.5 million and $37.7 million at August 31, 2001 and 2000, were issued for railcars purchased as part of an agreement described in Note 21. The notes bear interest at 11.0% and 9.0%, with substantially all of the principal due ten years from the date of the notes, and are subordinated to all other liabilities of a subsidiary. The agreement includes an option that, under certain conditions, provides for the seller to repurchase the railcars for the original acquisition cost to the Company at the date the underlying subordinated notes are due. The Company has received notice from the seller that the purchase options will be exercised, and amounts due under the subordinated notes will be retired from the repurchase proceeds.

Note 13—Derivative Instruments

    Foreign operations give rise to market risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt.

    In accordance with the transition provisions of SFAS No. 133, adopted by Greenbrier on September 1, 2000, a cumulative effect of a change in accounting principle of $1.1 million (net of tax) was recorded as a component of other comprehensive income.

    Forward exchange contracts are entered into to hedge a portion of the risk of foreign currency fluctuations of United States Dollars, Deutsche Marks and Pounds Sterling denominated accounts receivables resulting from firm commitments for the sale of railcars. As of August 31, 2001, forward exchange contracts outstanding for the sales of United States Dollars totaled $18.5 million, Deutsche Marks totaled $9.4 million and Pounds Sterling totaled $6.5 million at August 31, 2001 exchange rates. The fair value of these cash flow hedges at August 31, 2001 as compared to the carrying amount resulted in an unrealized pre-tax loss of $.2 million. As these contracts mature at various dates through May 2002, any such loss remaining will be recognized along with the related transactions.

    At August 31, 2001 exchange rates, interest rate swap agreements had a notional amount of $95.9 million and mature between August 2006 and March 2013. The fair value of these cash flow hedges at August 31, 2001 as compared to the carrying amount resulted in an unrealized pre-tax loss of $3.7 million. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from other comprehensive income and charged or credited to interest expense. At August 31, 2001 interest rates, approximately $2.1 million would be reclassified to interest expense in the next 12 months.

Note 14—Stockholders' Equity

    The Chairman and the Chief Executive Officer, who are the founding and majority stockholders, have entered into an agreement whereby they have agreed to vote their shares together to elect each other as directors of the Company and with respect to all other matters put to a vote of the stockholders.

    Certain loan covenants restrict the transfer of funds from the subsidiaries to the parent company in the form of cash dividends, loans, or advances. Restricted net assets of subsidiaries amounted to

$86.2 million as of August 31, 2001. Consolidated retained earnings of $4.7 million at August 31, 2001 were restricted as to the payment of dividends.

    A stock incentive plan was adopted July 1, 1994 (the 1994 Plan) that provides for granting compensatory and non-compensatory options to employees and others. Outstanding options generally vest at 50.0% two years from grant date with the balance five years from grant. No further grants will be awarded under this plan.

    On April 6, 1999, the Company adopted the Stock Incentive Plan—2000 (the 2000 Plan), under which 1,000,000 shares of common stock are available for issuance with respect to options granted to employees, non-employee directors and consultants of the Company. The 2000 Plan authorizes the grant of incentive stock options, non-statutory stock options and restricted stock awards, or any combination of the foregoing. Under the 2000 Plan, the exercise price for incentive stock options may not be less than the market value of the Company's common stock at the time the option is granted. Options are exercisable not less than six months or more than 10 years after the date the option is granted. General awards under the 2000 Plan vest at 50.0% two years from the grant date, with the balance vesting five years from grant.

    The following table summarizes stock option transactions for shares under option and the related weighted average option price:

	Shares	Weighted Average Option Price
Balance at August 31, 1998	646,859	$13.62
Granted	642,500	11.37
Exercised	(1,860)	13.14
Canceled	(16,534)	14.00

Balance at August 31, 1999	1,270,965	12.73
Granted	262,500	8.69
Expired	(3,000)	16.75
Canceled	(27,491)	12.59

Balance at August 31, 2000	1,502,974	11.75
Granted	283,000	9.19
Expired	(2,000)	11.75
Canceled	(46,874)	12.88

Balance at August 31, 2001	1,737,100	$11.30

    Options outstanding at August 31, 2001 have exercise prices ranging from $8.56 to $17.34 per share and have a remaining average contractual life of 4.32 years. As of August 31, 2001, options to purchase 888,600 shares were exercisable and 454,500 shares were available for grant. Options to purchase 737,500 and 1,000,000 shares were available for grant at August 31, 2000 and 1999.

    As discussed in Note 2, the disclosure-only provisions of SFAS No. 123 have been adopted. Accordingly, no compensation cost has been recognized for stock options granted with an exercise price equal to the fair value of the underlying stock on the date of grant. Had compensation costs been determined based on the estimated fair value of the options at the date of grant, the net earnings and net earnings per share for the years ended August 31, 2001, 2000 and 1999 would not have differed materially from the amounts reported.

Note 15—Related Party Transactions

    During 2001, the Company purchased railcars for $45.7 million from a 50.0%-owned joint venture for subsequent sale or for its own lease fleet. Maintenance, management and other fees received from a related entity under an agreement were $0.1 million, $0.5 million and $0.9 million for the years ended August 31, 2001, 2000 and 1999.

    A member of the board of directors of a Canadian subsidiary also serves as a director of a company from which the majority of the Canadian subsidiary's steel requirements are acquired.

Note 16—Employee Benefit Plans

    Defined contribution plans are available to substantially all United States employees. Contributions are based on a percentage of employee contributions and amounted to $1.2 million, $1.1 million and $0.8 million for the years ended August 31, 2001, 2000 and 1999.

    Defined benefit pension plans are provided for Canadian, German and Polish employees covered by collective bargaining agreements. The plans provide pension benefits based on years of credited service. Contributions to the plan are actuarially determined and are intended to fund the net periodic pension cost. The plans' assets, obligations and pension cost are not material to the consolidated financial statements.

    Nonqualified deferred benefit plans exist for certain employees. Expenses resulting from contributions to the plans, which are based on earnings, were $1.5 million, $1.5 million and $0.9 million for the years ended August 31, 2001, 2000 and 1999.

Note 17—Income Taxes

    Components of income tax expense are as follows:

(In thousands)	2001	2000	1999
Current:
Federal	$5,080	$2,466	$5,174
State	1,823	1,506	1,092
Foreign	(1,779)	4,477	8,243

	5,124	8,449	14,509
Deferred:
Federal	1,605	5,787	6,317
State	(111)	598	1,617
Foreign	188	1,219	(1,464)

	1,682	7,604	6,470

	$6,806	$16,053	$20,979

    Income tax expense is computed at rates different than statutory rates. The reconciliation between effective and statutory tax rates on continuing operations is as follows:

	2001	2000	1999
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.0	4.3	4.0
Impact of foreign losses	36.0	11.9	7.4
Other	3.9	0.6	1.7

	79.9%	51.8%	48.1%

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

(In thousands)	2001	2000
Deferred tax assets:
Alternative minimum tax credit carryforward	$—	$(4,417)
Deferred participation	(22,512)	(21,775)
Maintenance and warranty reserves	(4,201)	(5,553)
Accrued payroll and related liabilities	(3,164)	(3,245)
Deferred revenue	(1,821)	(872)
Inventories and other	(4,346)	(4,094)
SFAS 133 and translation adjustment	(1,985)	(186)

	(38,029)	(40,142)
Deferred tax liabilities:
Accelerated depreciation	64,788	64,925
Other	2,419	2,857

Net deferred tax liability attributable to continuing operations	29,178	27,640
Net deferred tax liability attributable to discontinued operations	(2,258)	(2,402)

Net deferred tax liability	$26,920	$25,238

    United States income taxes have not been provided for approximately $13.0 million of cumulative undistributed earnings of several non-United States subsidiaries. Greenbrier plans to reinvest these earnings indefinitely in operations outside the United States.

Note 18—Segment Information

    Greenbrier has two reportable segments: manufacturing and leasing & services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance is evaluated based on margin, which is presented in the Consolidated Statements of Operations. Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties.

    The information in the following tables is derived directly from the segments' internal financial reports used for corporate management purposes. Unallocated assets primarily consist of cash and short-term investments.

(In thousands)	2001	2000	1999
Revenue:
Manufacturing	$529,201	$582,543	$548,038
Leasing & services	93,438	116,994	127,630
Intersegment eliminations	(28,641)	(80,108)	(57,132)

	$593,998	$619,429	$618,536

Assets:
Manufacturing	$226,211	$232,265	$188,147
Leasing & services	302,764	338,908	284,401
Unallocated	77,205	12,936	78,168

	$606,180	$584,109	$550,716

Depreciation and amortization:
Manufacturing	$12,631	$9,847	$7,794
Leasing & services	9,765	10,509	8,683

	$22,396	$20,356	$16,477

Capital expenditures:
Manufacturing	$10,761	$19,476	$23,260
Leasing & services	62,575	74,515	47,717

	$73,336	$93,991	$70,977

    The following table summarizes selected geographic information. Eliminations represent sales between geographic areas.

(In thousands)	2001	2000	1999
Revenue:
United States	$381,389	$393,213	$387,735
Canada	139,416	239,658	231,767
Europe	97,759	53,230	20,183
Eliminations	(24,566)	(66,672)	(21,149)

	$593,998	$619,429	$618,536

Earnings(1):
United States	$18,264	$25,156	$33,413
Canada	(4,727)	15,350	16,280
Europe	(8,126)	(5,299)	(6,120)
Eliminations	3,112	(4,204)	50

	$8,523	$31,003	$43,623

Identifiable assets:
United States	$470,070	$464,276	$469,133
Canada	40,163	57,899	64,162
Europe	95,947	61,934	17,421

	$606,180	$584,109	$550,716

(1)
From continuing operations before income tax expense, minority interest and equity in earnings of unconsolidated subsidiary

Note 19—Customer Concentration

    In 2001, revenue from the two largest customers was 22.6% and 18.6% of total revenues. Revenue from the two largest customers was 30.1% and 8.9% of total revenues for the year ended August 31, 2000 and 28.3% and 16.7% of total revenues for the year ended August 31, 1999. No other customers accounted for more than 10.0% of total revenues in 2001, 2000 and 1999. Two customers had balances that individually exceeded 10.0% of accounts receivable and in total represented 32.1% of the consolidated balance at August 31, 2001. Two customers had balances that individually exceeded 10.0% of accounts receivable and in total represented 40.4% of the consolidated balance at August 31, 2000.

Note 20—Lease Commitments

    Lease expense for railcar equipment leased under non-cancelable leases was $9.7 million, $7.4 million and $7.3 million, for the years ended August 31, 2001, 2000 and 1999. Aggregate minimum future amounts payable under these non-cancelable railcar equipment leases are as follows:

(In thousands)
Year ending August 31,
2002	$5,861
2003	4,658
2004	3,170
2005	752
2006	—
Thereafter	—

$14,441

    Operating leases for domestic repair facilities, office space and certain manufacturing and office equipment expire at various dates through September 2014. Rental expense for facilities, office space and equipment was $3.4 million, $2.9 million and $2.5 million for the years ended August 31, 2001, 2000 and 1999. Aggregate minimum future amounts payable under these non-cancelable operating leases are as follows:

(In thousands)
Year ending August 31,
2002	$2,827
2003	2,288
2004	1,783
2005	1,441
2006	1,248
Thereafter	4,031

$13,618

Note 21—Commitments and Contingencies

    In 1990, an agreement was entered into for the purchase and refurbishment of over 10,000 used railcars. The agreement provides that, under certain conditions, the seller will receive a percentage of operating earnings of a subsidiary, as defined. Amounts accrued are referred to as participation and are included in accrued liabilities and deferred participation in the Consolidated Balance Sheets. Participation expense related to this and a similar, but smaller agreement was $6.8 million, $9.7 million and $14.0 million for the years ended August 31, 2001, 2000 and 1999. Payment of deferred participation is estimated to be $4.7 million in 2002, $10.6 million in 2003, $21.8 million in 2004, $17.1 million in 2005 and $11.7 million in 2006 with the remaining balance due after 2006.

    At the August 31, 2001 exchange rates, forward exchange contracts outstanding for the sales of the United States Dollars totaled $18.5 million, Deutsche Marks totaled $9.4 million and Pounds Sterling totaled $6.5 million. The fair value of these cash flow hedges at August 31, 2001 as compared to the carrying amount resulted in an unrealized pre-tax loss of $.2 million. These contracts mature at various dates through May 2002; any such loss remaining will be recognized along with the related transactions.

    Environmental studies have been conducted of owned and leased properties that indicate additional investigation and some remediation may be necessary. The Portland, Oregon, manufacturing facility is located on the Willamette River. The United States Environmental Protection Agency (the EPA) has classified portions of the river bed, including the portion fronting the facility, as a federal "national priority list" or "superfund" site due to sediment contamination. The Company and more than 60 other parties have received a "General Notice" of potential liability from the EPA. There is no indication that the Company has contributed to contamination of the Willamette River bed, although uses by prior owners of the property may have contributed. Nevertheless, this classification of the Willamette River may have an impact on the value of the Company's investment in the property and has resulted in the Company initially bearing a portion of the cost of an EPA mandated remedial investigation. The cost of the investigation is currently not determinable however, some or all of any such outlay may be recoverable from responsible parties. The Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways on the river, and classification as a superfund site could result in some limitations on future launch activity. The outcome of such actions cannot be estimated. Management believes that the Company's operations adhere to sound environmental practices, applicable laws and regulations.

    From time to time, the Company is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. Litigation has been initiated by former shareholders of Interamerican Logistics, Inc. (Interamerican), which was acquired in the fall of 1996. The plaintiffs allege that the Company violated the agreements pursuant to which it acquired ownership of Interamerican and seek damages aggregating $4.5 million Canadian. Management contends the claim to be without merit and intends to vigorously defend its position. Management believes that any ultimate liability resulting from litigation will not materially affect the financial position, results of operations, or cash flows of the Company.

    Employment agreements, which expire August 31, 2004, with the Chairman and the Chief Executive Officer, provide each with a minimum annual salary and a bonus calculated based on operating results, as defined. The minimum annual aggregate defined payment under the agreements is $0.7 million and the maximum is $2.1 million.

Note 22—Fair Value of Financial Instruments

    The estimated fair values of financial instruments and the methods and assumptions used to estimate such fair values are as follows:

	2001
(In thousands)	Carrying Amount	Estimated Fair Value
Notes payable and subordinated debt	$215,066	$221,156
Deferred participation	56,176	46,138
	2000
(In thousands)	Carrying Amount	Estimated Fair Value
Notes payable and subordinated debt	$197,111	$174,575
Deferred participation	54,266	42,278

    The carrying amount of cash and cash equivalents, accounts and notes receivable, revolving notes, accounts payable, accrued liabilities, foreign currency forward contracts and interest rate swaps is a reasonable estimate of fair value of these financial instruments. Estimated rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of notes payable and subordinated debt. The fair value of deferred participation is estimated by discounting the estimated future cash payments using the Company's estimated incremental borrowing rate.

Quarterly Results of Operations

    Unaudited operating results by quarter for 2001 and 2000 are as follows:

(In thousands, except per share amounts)	First	Second	Third	Fourth	Total
2001
Revenue
Manufacturing	$134,779	$135,175	$129,032	$114,026	$513,012
Leasing & services	19,205	21,743	19,317	20,721	80,986

	153,984	156,918	148,349	134,747	593,998
Cost of revenue
Manufacturing	120,364	129,490	116,841	103,681	470,376
Leasing & services	10,195	10,983	10,851	11,266	43,295

	130,559	140,473	127,692	114,947	513,671
Margin	$23,425	$16,445	$20,657	$19,800	$80,327

Net earnings (loss)	$2,999	$70	$(1,327)	$(623)	$1,119

Net earnings (loss) per common share:
Basic	$.21	$.00	$(.09)	$(.04)	$.08

Diluted	$.21	$.00	$(.09)	$(.04)	$.08

2000
Revenue
Manufacturing	$91,749	$149,387	$147,054	$140,050	$528,240
Leasing & services	21,253	23,436	24,861	21,639	91,189

	113,002	172,823	171,915	161,689	619,429
Cost of revenue
Manufacturing	80,013	132,070	131,041	123,224	466,348
Leasing & services	12,214	12,332	11,817	10,348	46,711

	92,227	144,402	142,858	133,572	513,059
Margin	$20,775	$28,421	$29,057	$28,117	$106,370

Net earnings	$424	$4,303	$4,241	$5,386	$14,354

Net earnings per common share:
Basic	$.03	$.30	$.30	$.38	$1.01

Diluted	$.03	$.30	$.30	$.38	$1.01

Report of Management

Board of Directors and Stockholders
The Greenbrier Companies, Inc.

    The consolidated financial statements and other financial information of The Greenbrier Companies, Inc. and Subsidiaries in this report were prepared by management, which is responsible for their content. They reflect amounts based upon management's best estimates and informed judgments. In management's opinion, the financial statements present fairly the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

    The Company maintains a system of internal control, which is designed, consistent with reasonable cost, to provide reasonable assurance that transactions are executed as authorized, that they are properly recorded to produce reliable financial records, and that accountability for assets is maintained. The accounting controls and procedures are supported by careful selection and training of personnel and a continuing management commitment to the integrity of the system.

    The financial statements have been audited, to the extent required by auditing standards generally accepted in the United States of America, by Deloitte & Touche LLP, independent auditors. In connection therewith, management has considered the recommendations made by the independent auditors in connection with their audit and has responded in an appropriate, cost-effective manner. The Board of Directors has appointed an Audit Committee composed entirely of directors who are not employees of the Company. The Audit Committee meets with representatives of management and the independent auditors, both separately and jointly. The Committee reports to the Board on its activities and findings.

William A. Furman,	Larry G. Brady,
President, Chief Executive Officer	Senior Vice President, Chief Financial Officer

Independent Auditors' Report

Board of Directors and Stockholders
The Greenbrier Companies, Inc.

    We have audited the accompanying consolidated balance sheets of The Greenbrier Companies, Inc. and Subsidiaries as of August 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended August 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Greenbrier Companies, Inc. and Subsidiaries as of August 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Portland, Oregon
November 20, 2001

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    There is hereby incorporated by reference the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's year ended August 31, 2001, and the information under the caption "Executive Officers of the Company" in Part I, Item 1, "Business," of this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

    There is hereby incorporated by reference the information under the caption "Executive Compensation" in Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's year ended August 31, 2001.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is hereby incorporated by reference the information under the captions "Voting" and "Stockholdings of Certain Beneficial Owners and Management" in Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's year ended August 31, 2001.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference the information under the caption "Certain Relationships and Related Party Transactions" in Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's year ended August 31, 2001.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
Financial Statements

  The Consolidated Financial Statements are included herein as required under Item 8 of this Annual Report on Form 10-K on pages 20 through 39.

(b)
The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements in the Annual Report on Form 10-K. All other schedules have been omitted because they are inapplicable, not required or because the information is given in the Consolidated Financial Statements or related Notes to the Consolidated Financial Statements.

  Independent Auditors' Report page 43

  Schedule I—Condensed Financial Information of Registrant pages 44 and 45

(c)
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
10.6.*
Greenbrier Leasing Corporation Manager Owned Target Benefit Plan dated as of January 1, 1996 is incorporated herein by reference to Exhibit 10.35 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997.
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
10.24.	Stock Incentive Plan—2000, dated as of April 6, 1999 is incorporated herein by reference to Exhibit 10.23 to Registrant's Annual Report on form 10-K for the year ended August 31, 1999.
10.25.	Amendment No. 1 to the Stock Incentive Plan—2000, is incorporated herein by reference to Exhibit 10.1 to Registrant's form 10-Q for the quarter ended February 28, 2001.
10.26.	Amendment No. 2 to the Stock Incentive Plan—2000, is incorporated herein by reference to Exhibit 10.2 to Registrant's form 10-Q for the quarter ended February 28, 2001.
21.1.	List of the subsidiaries of the Registrant
23.	Consent of Deloitte & Touche LLP, independent auditors.

*
Management contract or compensatory plan or arrangement

(b)
Reports on Form 8-K

    None

Independent Auditors' Report

Board of Directors and Stockholders
The Greenbrier Companies, Inc.

    We have audited the consolidated financial statements of The Greenbrier Companies, Inc. and Subsidiaries as of August 31, 2001 and 2000, and for each of the three years in the period ended August 31, 2001, and have issued our report thereon dated November 20, 2001; such consolidated financial statements and report are included in your 2001 Annual Report on Form 10-K. Our audits also included the financial statement schedule of The Greenbrier Companies, Inc. and Subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express on opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Portland, Oregon
November 20, 2001

SCHEDULE I

THE GREENBRIER COMPANIES, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Balance Sheets

	August 31,
(In thousands)
	2001	2000
Assets
Cash and cash equivalents	$26	$31
Accounts and notes receivable	152	152
Due from affiliates	6,332	10,824
Investment in subsidiaries	198,881	185,210
Prepaid expenses and other	2,355	2,402

	$207,746	$198,619

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$713	$3,512
Due to affiliates	57,416	40,364
Deferred income taxes	3,703	1,128
Notes payable	11,805	12,000
Stockholders' equity	134,109	141,615

	$207,746	$198,619

Statements of Operations

	Years Ended August 31,
	2001	2000	1999
Interest and other income	$562	$1,783	$1,528
Expenses
Selling and administrative	8,231	8,682	10,474
Interest	4,062	3,339	1,325

	12,293	12,021	11,799

Loss before income tax benefit and equity in earnings of subsidiaries	(11,731)	(10,238)	(10,271)
Income tax benefit	4,897	4,687	4,268

Loss before equity in earnings of subsidiaries	(6,834)	(5,551)	(6,003)
Equity in earnings of subsidiaries	7,953	19,905	25,484

Net earnings	$1,119	$14,354	$19,481

THE GREENBRIER COMPANIES, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

Statements of Cash Flows

	Year Ended August 31,
(In thousands)
	2001	2000	1999
Cash flows from operating activities:
Net earnings	$1,119	$14,354	$19,481
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	2,575	1,778	(2,338)
Equity in earnings of subsidiaries	(7,953)	(19,905)	(25,484)
Other	(2,580)	(1,524)	1,037
Decrease (increase) in assets:
Accounts and notes receivable	—	77	2,394
Due from affiliates	4,492	(926)	4,074
Other	47	(120)	482
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(2,799)	(3,490)	3,743
Due to affiliates	17,052	6,134	21,773

Net cash provided by (used in) operating activities	11,953	(3,622)	25,162
Cash flows from investing activities:
Investment in subsidiary	(5,718)	(3,000)	(19,770)

Net cash used in investing activities	(5,718)	(3,000)	(19,770)
Cash flows from financing activities:
Proceeds from borrowings	—	12,000	—
Repayments of borrowings	(195)	—	—
Purchase of treasury stock	(959)	(246)	—
Dividends	(5,086)	(5,132)	(5,559)
Proceeds from stock options	—	—	29

Net cash provided by (used in) financing activities	(6,240)	6,622	(5,530)
Decrease in cash	(5)	—	(138)
Cash and cash equivalents:
Beginning of year	31	31	169

End of year	$26	$31	$31

Cash paid during the year for:
Interest	$3,658	$2,992	$1,413

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.
Dated: November 6, 2001	by	/s/ WILLIAM A. FURMAN William A. Furman President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ ALAN JAMES Alan James Chairman of the Board of Directors	November 6, 2001
/s/ WILLIAM A. FURMAN William A. Furman President and Chief Executive Officer, Director	November 6, 2001
/s/ VICTOR G. ATIYEH Victor G. Atiyeh Director	November 6, 2001
/s/ PETER K. NEVITT Peter K. Nevitt Director	November 6, 2001
/s/ A. DANIEL O'NEAL A. Daniel O'Neal Director	November 6, 2001
/s/ C. BRUCE WARD C. Bruce Ward Director	November 6, 2001
/s/ BENJAMIN R. WHITELEY Benjamin R. Whiteley Director	November 6, 2001
/s/ LARRY G. BRADY Larry G. Brady Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 6, 2001

QuickLinks

TABLE OF CONTENTS
PART I.
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Quarterly Results of Operations
Report of Management
Independent Auditors' Report
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
Independent Auditors' Report
  SCHEDULE I
THE GREENBRIER COMPANIES, INC. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued) Statements of Cash Flows
SIGNATURES