Form 10-Q
period 2001-11-30
GREENBRIER COMPANIES INC
filed 2002-01-14
CIK 923120

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2001

or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the registrant's common stock, $0.001 par value per share, outstanding on December 31, 2001 was 14,121,132 shares.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
(In thousands, except per share amounts, unaudited)

	November 30, 2001	August 31, 2001
Assets
Cash and cash equivalents	$68,518	$77,299
Accounts and notes receivable	37,114	50,555
Inventories	109,226	94,581
Investment in direct finance leases	91,813	103,576
Equipment on operating leases	151,361	150,126
Property, plant and equipment	75,388	76,898
Intangible assets	25,081	26,450
Other	26,401	26,695

	$584,902	$606,180

Liabilities and Stockholders' Equity
Revolving notes	$28,289	$32,986
Accounts payable and accrued liabilities	141,829	135,898
Deferred participation	55,188	56,176
Deferred income taxes	24,356	26,920
Notes payable	168,019	177,575
Subordinated debt	33,818	37,491
Minority interest	4,982	5,025
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock—$0.001 par value; 25,000 shares authorized; none outstanding	—	—
Common stock—$0.001 par value; 50,000 shares authorized; 14,121 shares outstanding	14	14
Additional paid-in capital	49,290	49,290
Retained earnings	84,899	90,789
Accumulated other comprehensive loss	(5,782)	(5,984)

	128,421	134,109

	$584,902	$606,180

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended November 30,
	2001	2000
Revenue
Manufacturing	$61,643	$134,779
Leasing & services	18,239	19,205

	79,882	153,984
Cost of revenue
Manufacturing	58,284	120,364
Leasing & services	10,231	10,195

	68,515	130,559
Margin	11,367	23,425
Other costs
Selling and administrative expense	10,372	13,930
Interest expense	5,487	4,994

	15,859	18,924
Earnings (loss) before income taxes, minority interest and equity in loss of unconsolidated subsidiary	(4,492)	4,501
Income tax benefit (expense)	85	(1,371)

Earnings (loss) before minority interest and equity in loss of unconsolidated subsidiary	(4,407)	3,130
Minority interest	(128)	(123)
Equity in loss of unconsolidated subsidiary	(508)	(8)

Net earnings (loss)	$(5,043)	$2,999

Basic earnings (loss) per common share	$(.36)	$.21

Diluted earnings (loss) per common share	$(.36)	$.21

Weighted average common shares:
Basic	14,121	14,179
Diluted	14,121	14,194

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended November 30,
	2001	2000
Cash flows from operating activities:
Net earnings (loss)	$(5,043)	$2,999
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Deferred income taxes	(957)	(2,424)
Deferred participation	(988)	745
Depreciation and amortization	5,819	5,243
Gain on sales of equipment	(182)	(460)
Other	729	(20)
Decrease (increase) in assets:
Accounts and notes receivable	13,441	5,308
Inventories	(18,010)	(18,849)
Other	345	(2,077)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	4,565	(13,499)

Net cash used in operating activities	(281)	(23,034)

Cash flows from investing activities:
Principal payments received under direct finance leases	5,208	4,893
Proceeds from sales of equipment	3,241	2,160
Purchase of property and equipment	(2,012)	(31,172)

Net cash provided by (used in) investing activities	6,437	(24,119)

Cash flows from financing activities:
Changes in revolving notes	(4,697)	48,332
Proceeds from notes payable	—	1,447
Repayments of notes payable	(9,393)	(7,816)
Dividends	(847)	(1,274)
Purchase of treasury stock	—	(834)

Net cash provided by (used in) financing activities	(14,937)	39,855

Decrease in cash and cash equivalents	(8,781)	(7,298)
Cash and cash equivalents
Beginning of period	77,299	12,908

End of period	$68,518	$5,610

Cash paid during the period for:
Interest	$4,143	$3,167
Income taxes	119	1,616
Non-cash activity:
Transfer of equipment in inventory to operating leases	$3,470	$16,033

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1—Interim Financial Statements

    The consolidated financial statements of The Greenbrier Companies, Inc. and Subsidiaries ("Greenbrier" or the "Company") as of November 30, 2001 and for the three months ended November 30, 2001 and 2000 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three months ended November 30, 2001 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2002.

    Prospective accounting changes—In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 Goodwill and Other Intangible Assets. The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of this statement on the Company's consolidated financial statements.

    In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment of Long-lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company is currently evaluating the impact of this statement on the Company's consolidated financial statements.

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

    Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-K.

Note 2—Inventories

(In thousands)

	November 30, 2001	August 31, 2001
Manufacturing supplies and raw materials	$18,290	$21,207
Work-in-process	41,746	37,907
Railcars held for sale or refurbishment	49,190	35,467

	$109,226	$94,581

Note 3—Comprehensive Income (Loss)

    The following is a reconciliation of net earnings (loss) to comprehensive income (loss):

(In thousands)

	Three Months Ended November 30,
	2001	2000
Net earnings (loss)	$(5,043)	$2,999
Cumulative effect of change in accounting principle (net of tax) (Note 4)	—	1,077
Gain on derivative financial instruments recognized in net income (loss) during the three months (net of tax)	(225)	(530)
Unrealized gain (loss) on derivative financial instruments (net of tax)	339	(695)
Foreign currency translation adjustment (net of tax)	88	(888)

	$(4,841)	$1,963

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

    At November 30, 2001 exchange rates, forward exchange contracts outstanding for the sales of United States Dollars totaled $9.5 million, Euros totaled $13.1 million and Pounds Sterling totaled $4.8 million. The fair value of these cash flow hedges at November 30, 2001 resulted in an unrealized pre-tax gain of $0.9 million. As these contracts mature at various dates through May 2002, any such loss remaining will be recognized along with the related transactions.

    At November 30, 2001 exchange rates, interest rate swap agreements had a notional amount of $94.1 million and mature between August 2006 and March 2013. The fair value of these cash flow hedges at November 30, 2001 resulted in an unrealized pre-tax loss of $5.2 million. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from other comprehensive income and charged or credited to interest expense. At November 30, 2001 interest rates, approximately $3.3 million would be reclassified to interest expense in the next 12 months.

Note 5—Segment Information

    Greenbrier operates in two reportable segments: manufacturing and leasing & services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-K. Performance is evaluated based on margin, which is presented on the Consolidated Statements of Operations. Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties.

    The information in the following table is derived directly from the segments' internal financial reports used for corporate management purposes.

(In thousands)

	Three Months Ended November 30,
	2001	2000
Revenue:
Manufacturing	$76,343	$146,554
Leasing & services	19,403	23,769
Intersegment eliminations	(15,864)	(16,339)

	$79,882	$153,984

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

    Environmental studies have been conducted of owned and leased properties that indicate additional investigation and some remediation may be necessary. The Portland, Oregon manufacturing facility is located on the Willamette River. The United States Environmental Protection Agency (the "EPA") has classified portions of the river bed, including the portion fronting the facility, as a federal "national priority list" or "superfund" site due to sediment contamination. The Company and more than 60 other parties have received a "General Notice" of potential liability from the EPA. There is no indication that the Company has contributed to contamination of the Willamette River bed, although uses by prior owners of the property may have contributed. Nevertheless, this classification of the Willamette River may have an impact on the value of the Company's investment in the property and has resulted in the Company initially bearing a portion of the cost of an EPA mandated remedial investigation. The cost of the investigation is currently not determinable. However, some or all of any such outlay may be recoverable from responsible parties. The Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways on the river, and classification as a superfund site could result in some limitations on future launch activity. The outcome of such actions cannot be estimated. Management believes that the Company's operations adhere to sound environmental practices, applicable laws and regulations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Greenbrier currently operates in two primary business segments: manufacturing and leasing & services. The two business segments are operationally integrated. With operations in North America and Europe, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, marine vessels and forged steel products and performs railcar refurbishment and maintenance activities. In Europe, the Company also manufactures new rail cars through the use of unaffiliated subcontractors. Such activities are included in the manufacturing segment. The leasing & services segment owns or manages approximately 50,000 railcars for railroads, institutional investors and other leasing companies.

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

Overview

    Total revenues for the three months ended November 30, 2001 were $79.9 million, a decrease of $74.1 million from revenues of $154.0 million in the prior comparable period. The decline is primarily due to a lower priced product mix and decreased deliveries of railcars due to the effects of the slow North American economy on the rail supply industry, and lower deliveries and delay in revenue recognition, pending final certification, of certain railcars in Europe. The Company plans to reduce the scale of its European operations to adjust to market conditions and improve the financial performance in Europe. The Company continues to evaluate certain of its rail investments, which could result in unusual charges or write-offs being recorded this fiscal year.

    The downturn in the North American railcar industry has resulted in a 35% industry-wide decline in railcar deliveries to an estimated 36,500 units in calendar year 2001 from 56,000 units in calendar year 2000. Deliveries are expected to decline an additional 30% in calendar year 2002.

    Net loss for the three months ended November 30, 2001 was $5.0 million, or $0.36 per diluted common share compared to net earnings of $3.0 million, or $0.21 per diluted common share for the three months ended November 30, 2000.

Three Months Ended November 30, 2001 Compared to Three Months Ended November 30, 2000

Manufacturing Segment

    Manufacturing revenue includes results from new railcar, marine, forge, refurbishment and maintenance activities. New railcar delivery and backlog information disclosed herein includes all facilities, including the joint venture in Mexico that is accounted for by the equity method.

    Manufacturing revenue for the three months ended November 30, 2001 was $61.6 million compared to $134.8 million in the corresponding prior period, a decrease of $73.2 million, or 54.3%. The decrease is primarily due to fewer new railcar deliveries, a lower priced product mix, and delivery delays due to certification issues on a certain car type currently being produced in Europe. Certification is anticipated to be complete in the second half of this fiscal year. New railcar deliveries were approximately 1,100 in the current period compared to 2,100 in the prior comparable period.

    The manufacturing backlog of railcars for sale and lease for all facilities as of November 30, 2001 was approximately 2,400 railcars with an estimated value of $130.0 million compared to 3,700 railcars valued at $200.0 million as of August 31, 2001. The reduction in backlog is reflective of the overall North American industry decline in demand for new railcars. Two of the Company's three North American manufacturing facilities will be temporarily shutdown, commencing in the second quarter, until market conditions improve.

    Gross margin for the three months ended November 30, 2001 was 5.5% compared to the prior period gross margin of 10.7%. The decrease was primarily due to pricing pressures in a competitive North American market, lower margin product mix in Europe, and the impact of lower production levels on overhead absorption. Continued pressure on margins is expected for the balance of the year.

Leasing & Services Segment

    Leasing & services revenue decreased $1.0 million, or 5.2%, to $18.2 million for the three months ended November 30, 2001 compared to $19.2 million for the three months ended November 30, 2000. The decrease is primarily a result of the maturation of the direct finance lease portfolio.

    Leasing & services operating margin was 43.9% and 46.9% for the three-month periods ended November 30, 2001 and 2000 as a result of increased pressure on lease renewal rates due to economic and competitive factors, and maturation of the direct finance lease portfolio.

    Pre-tax earnings realized on the disposition of leased equipment were $0.2 million for the three months ended November 30, 2001 compared to $0.5 million for the prior comparable period. Assets from Greenbrier's lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk, and maintain liquidity.

Other Costs

    Selling and administrative expense was $10.4 million for the three months ended November 30, 2001 compared to $13.9 million for the comparable prior period, a decrease of $3.5 million, or 25.2%. The decline in expense is primarily the result of cost control measures, which include decreases in incentive compensation, consolidation of facilities, reductions in work force, and elimination of certain other costs.

    Interest expense increased $0.5 million to $5.5 million for the three months ended November 30, 2001, compared to $5.0 million in the prior comparable period. The change is a result of an increase in higher interest rate borrowings in Europe.

    Income tax expense for the three months ended November 30, 2001 and 2000 represents an effective tax rate of 42.0% on United States operations and varying effective tax rates on foreign operations. The consolidated effective tax benefit rate of 1.9% in the current period is a result of tax benefits recognized on North American losses and European operating losses for which no tax benefit has been recognized. The consolidated effective tax rate for the prior comparable period was 30.5%.

Liquidity and Capital Resources

    Greenbrier's growth has been financed through cash generated from operations and borrowings from banks. Cash utilization in the current year is primarily due to timing of railcar syndication activities and additions to the lease fleet.

    Credit facilities aggregated $147.0 million as of November 30, 2001, based on exchange rates in effect at that date. Available borrowings under the credit facilities are principally based upon defined levels of receivables, inventory, and leased equipment, which at November 30, 2001 levels would provide for maximum borrowings of $105.6 million. A $60.0 million revolving line of credit is available through January 2004 to provide working capital and interim financing of equipment for the leasing & services operations. A $40.0 million line of credit to be used for working capital is available through March 2003 for United States manufacturing operations. A $19.1 million line of credit is available through October 2002 for working capital for Canadian manufacturing operations. Lines of credit totaling $27.9 million, a reduction of $9.8 million from August 31, 2001, are available principally through December 15, 2002 for working capital for European manufacturing operations. Advances under the lines of credit bear interest at rates that vary depending on the type of borrowing and certain defined ratios. At November 30, 2001, there were no borrowings outstanding under the United States manufacturing and leasing & services lines, and $1.4 million, and $26.9 million were outstanding under the Canadian and European manufacturing lines, respectively.

    In addition, bank guarantees totaling $12.6 million (at the November 30, 2001 exchange rate) were outstanding at November 30, 2001. Additional bank guarantees of $13.0 million, a reduction of $20.2 million from August 31, 2001, are available to support European operations.

    The Company received waivers for non-compliance, as of November 30, 2001, with certain covenants relating to the Canadian lines of credit and certain of the European lines of credit and notes payable.

    Capital expenditures totaled $2.0 million and $31.2 million for the three months ended November 30, 2001 and 2000. Of these capital expenditures, approximately $0.4 and $27.3 million were attributable to leasing & services operations. Additions consist of new and used equipment for the lease fleet. Leasing & services capital expenditures for the remainder of 2002 are expected to be approximately $14.5 million.

    Approximately $1.6 million and $3.9 million of the capital expenditures for the three months ended November 30, 2001 and 2000 were attributable to manufacturing operations. Manufacturing capital expenditures for the remainder of 2002 are expected to be approximately $4.3 million and will be limited to expenditures necessary to further enhance efficiencies and allow for the production of new products.

    Inventories increased $14.6 million primarily as a result of the purchase of new railcar production that is expected to be sold in the normal course of business throughout the year, and finished goods inventory in Europe for which revenue recognition is delayed pending final certification of the car type.

    Foreign operations give rise to market risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. No provision has been made for credit loss due to counterparty non-performance.

    At November 30, 2001 exchange rates, forward exchange contracts outstanding for the sales of United States Dollars totaled $9.5 million, Euros totaled $13.1 million and Pounds Sterling totaled $4.8 million. These contracts mature at various dates through May 2002.

    Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. At November 30, 2001 exchange rates, interest rate swap agreements had a notional amount of $94.1 million and mature between August 2006 and March 2013.

    Consistent with the Company's policy to manage for cash flow and liquidity, in light of present market conditions and results of operations, the Company will not pay a dividend for the quarter ended November 30, 2001. Future dividends are dependent upon the market outlook as well as earnings, capital requirements and financial condition of the Company.

    Management expects existing funds and cash generated from operations, together with borrowings under existing credit facilities and long-term financing, to be sufficient to fund dividends, if any, working capital needs and planned capital expenditures.

Forward-Looking Statements

    From time to time, Greenbrier or its representatives have made or may make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

  •
  availability of financing sources for working capital, future expansion, other business development activities, capital spending and railcar syndication activities;

  •
  improved results of operations in Europe;

  •
  improved European railcar market environment;

  •
  increased stockholder value;

  •
  increased competition;

  •
  market slowdown in North America;

  •
  share of new and existing markets;

  •
  increase or decrease in production;

  •
  increased railcar services business;

  •
  ability to obtain adequate certification and licensing of products;

  •
  availability of European subcontractors; and

  •
  short- and long-term revenue and earnings effects of the above items.

    These forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier's control. The following are among the factors, particularly in North America and Europe that could cause actual results or outcomes to differ materially from the forward-looking statements:

  •
  a delay or failure of acquisitions, products or services to compete successfully;

  •
  decreases in carrying value of assets due to impairment or application of SFAS 144 or other accounting pronouncements;

  •
  severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

  •
  increased cost of mobilizing for production following plant closures;

  •
  effects of local statutory accounting conventions on compliance with covenants in loan agreements or reporting of financial conditions or results of operations;

  •
  actual future costs and the availability of materials and a trained workforce;

  •
  changes in product mix and the mix between manufacturing and leasing & services revenue;

  •
  labor disputes, energy shortages or operating difficulties that might disrupt manufacturing operations or the flow of cargo;

  •
  production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of subcontractors or suppliers;

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

THE GREENBRIER COMPANIES, INC.
Date: January 14, 2002	By:	/s/ LARRY G. BRADY Larry G. Brady Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
Consolidated Balance Sheets (In thousands, except per share amounts, unaudited)
THE GREENBRIER COMPANIES, INC. Consolidated Statements of Operations (In thousands, except per share amounts, unaudited)
THE GREENBRIER COMPANIES, INC. Consolidated Statements of Cash Flows (In thousands, unaudited)
THE GREENBRIER COMPANIES, INC. Notes to Consolidated Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES