Form 10-Q
period 2002-02-28
GREENBRIER COMPANIES INC
filed 2002-04-12
CIK 923120

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Yes ☒        No ☐

        The number of shares of the registrant's common stock, $0.001 par value per share, outstanding on April 5, 2002 was 14,121,132 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(In thousands, except per share amounts, unaudited)

	February 28, 2002	August 31, 2001
Assets
Cash and cash equivalents	$49,544	$77,299
Accounts and notes receivable	45,970	50,555
Inventories	92,506	94,581
Investment in direct finance leases	83,105	103,576
Equipment on operating leases	147,421	150,126
Property, plant and equipment	72,836	76,898
Intangible assets	9,159	26,450
Other	25,010	26,695

	$525,551	$606,180

Liabilities and Stockholders' Equity
Revolving notes	$18,995	$32,986
Accounts payable and accrued liabilities	130,132	135,898
Deferred participation	54,240	56,176
Deferred income taxes	21,869	26,920
Notes payable	155,418	177,575
Subordinated debt	29,261	37,491
Minority interest	4,928	5,025
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock — $0.001 par value; 25,000 shares authorized; none outstanding	—	—
Common stock — $0.001 par value; 50,000 shares authorized; 14,121 issued and outstanding	14	14
Additional paid-in capital	49,290	49,290
Retained earnings	68,073	90,789
Accumulated other comprehensive loss	(6,669)	(5,984)

	110,708	134,109

	$525,551	$606,180

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations

(In thousands, except per share amounts, unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2002	2001	2002	2001
Revenue
Manufacturing	$79,512	$135,175	$141,155	$269,954
Leasing & services	19,557	21,743	37,796	40,948

	99,069	156,918	178,951	310,902
Cost of revenue
Manufacturing	79,880	129,490	138,164	249,854
Leasing & services	10,631	10,983	20,862	21,178

	90,511	140,473	159,026	271,032
Margin	8,558	16,445	19,925	39,870
Other costs
Selling and administrative expense	9,320	10,454	19,691	24,384
Interest expense	4,683	5,448	10,170	10,442
Special charges	19,212	—	19,212	—

	33,215	15,902	49,073	34,826
Earnings (loss) before income taxes, minority interest and equity in earnings (loss) of unconsolidated subsidiary	(24,657)	543	(29,148)	5,044
Income tax benefit (expense)	8,022	(1,402)	8,107	(2,773)

Earnings (loss) before minority interest and equity in earnings (loss) of unconsolidated subsidiary	(16,635)	(859)	(21,041)	2,271
Minority interest	225	104	97	(19)
Equity in earnings (loss) of unconsolidated subsidiary	(416)	825	(925)	817

Net earnings (loss)	$(16,826)	$70	$(21,869)	$3,069

Basic earnings (loss) per common share	$(1.19)	$.00	$(1.55)	$.22

Diluted earnings (loss) per common share	$(1.19)	$.00	$(1.55)	$.22

Weighted average common shares:
Basic	14,121	14,121	14,121	14,151
Diluted	14,121	14,146	14,121	14,170

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months Ended February 28,
	2002	2001
Cash flows from operating activities
Net earnings (loss)	$(21,869)	$3,069
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(5,051)	(2,102)
Deferred participation	(1,936)	1,325
Depreciation and amortization	11,610	10,838
Gain on sales of equipment	(507)	(1,174)
Special charges — impairment	14,791	—
Other	546	375
Decrease (increase) in assets:
Accounts and notes receivable	4,585	3,782
Inventories	3,932	(23,269)
Other	1,678	(1,565)
Decrease in liabilities:
Accounts payable and accrued liabilities	(5,350)	(18,388)

Net cash provided by (used in) operating activities	2,429	(27,109)

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(282)
Principal payments received under direct finance leases	10,175	10,031
Proceeds from sales of equipment	14,785	46,170
Purchase of property and equipment	(10,527)	(37,434)

Net cash provided by investing activities	14,433	18,485

Cash flows from financing activities
Changes in revolving notes	(13,991)	23,985
Proceeds from notes payable	—	788
Repayments of notes payable	(21,549)	(14,270)
Repayment of subordinated debt	(8,230)	—
Dividends	(847)	(2,545)
Purchase of Company's common stock	—	(959)

Net cash provided by (used in) financing activities	(44,617)	6,999

Decrease in cash and cash equivalents	(27,755)	(1,625)
Cash and cash equivalents
Beginning of period	77,299	12,908

End of period	$49,544	$11,283

Cash paid during the period for
Interest	$11,303	$10,203
Income taxes	877	6,192
Non-cash activity
Transfer of inventory to equipment on operating leases	$4,471	$16,033

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1—Interim Financial Statements

        The consolidated financial statements of The Greenbrier Companies, Inc. and Subsidiaries ("Greenbrier" or the "Company") as of February 28, 2002 and for the three and six months ended February 28, 2002 and 2001 have been prepared without audit and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three and six months ended February 28, 2002 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2002. Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 2002 presentation.

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

        In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment of Long-lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company is currently evaluating the impact of this statement on the Company's consolidated financial statements.

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

        Earnings per share—The shares used in the computation of the Company's basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands)	2002	2001	2002	2001
Weighted average common shares outstanding	14,121	14,121	14,121	14,151
Dilutive effect of employee stock options	—	25	—	19

Weighted average diluted common shares outstanding	14,121	14,146	14,121	14,170

        Weighted average diluted common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options. Stock options for 1,018 thousand and 773 thousand shares for the three and six months ended February 28, 2002 and 2001 were excluded from the calculation of diluted earnings per share as these options were anti-dilutive; however, they may become dilutive in the future.

Note 2—Inventories

(In thousands)	February 28, 2002	August 31, 2001
Manufacturing supplies and raw materials	$14,962	$21,207
Work-in-process	21,770	37,907
Railcars held for sale or refurbishment	55,774	35,467

	$92,506	$94,581

Note 3—Special Charges

        When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets are evaluated for impairment. If the forecast undiscounted future cash flows associated with these assets are less than the carrying amount of the assets, an impairment loss will be recognized to reduce the carrying value of the assets to their fair value.

        The continuing operating losses in the European market caused the Company to reassess the recoverability of its investments in its European subsidiaries during the quarter ended February 28, 2002 in accordance with the Company's policy. Based on this analysis, it was determined that the carrying amount of certain assets exceeded their fair market value. Accordingly, management obtained an independent appraisal of these assets which resulted in a $14.8 million impairment write-down of European railcar designs and patents. This impairment charge is included in special charges on the Consolidated Statements of Operations.

        During the quarter ended February 28, 2002, the Company implemented a restructuring plan to consolidate facilities, decrease operating expenses, and reduce the scale of its European operations. The plan resulted in terminations of approximately 600 employees in both European and North American manufacturing facilities. All affected employees were notified of the planned terminations and related severance benefits during the second quarter. Certain of the terminated employees in Europe will receive continuing payments for a period of time after notification under existing employment laws and regulations. The $4.4 million cost associated with this restructuring is included in special charges on the Consolidated Statement of Operations and includes $3.5 million of employee termination costs, $0.6 million for facilities reductions, and $0.3 million of legal and professional fees. As of February 28, 2002, $3.2 million of the restructuring costs remain to be paid.

Note 4—Comprehensive Income (Loss)

        The following is a reconciliation of net earnings (loss) to comprehensive income (loss):

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands)	2002	2001	2002	2001
Net earnings (loss)	$(16,826)	$70	$(21,869)	$3,069
Cumulative effect of change in accounting principle, net of tax	—	—	—	1,077
Loss (gain) on derivative financial instruments recognized in net income (loss), net of tax	(1,293)	49	(748)	(692)
Unrealized gain (loss) on derivative financial instruments, net of tax	791	125	360	(359)
Foreign currency translation adjustment, net of tax	(385)	1,483	(297)	595

	$(17,713)	$1,727	$(22,554)	$3,690

Note 5—Derivative Instruments

        Foreign operations give rise to market risks from changes in foreign currency exchange rates. Foreign currency forward exchange contracts with established financial institutions are utilized to hedge a portion of that risk. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. The Company's foreign currency forward exchanges and interest rate swaps are designated as cash flow hedges, and therefore the unrealized gains and losses are recorded in other comprehensive income.

        At February 28, 2002 exchange rates, forward exchange contracts for the sale of United States dollars aggregated $3.0 million and Euros totaled $8.4 million. Adjusting these contracts to the fair value of these cash flow hedges at February 28, 2002 resulted in an unrealized pre-tax gain of $0.2 million that was recorded in other comprehensive income. As these contracts mature at various dates through July 2002, any such gain remaining will be recognized in manufacturing revenue along with the related transactions. In the unlikely event that the underlying sales transaction does not occur, the amount classified in other comprehensive income would be reclassified to the current year's results of operations.

        At February 28, 2002 exchange rates, interest rate swap agreements had a notional amount of $92.3 million and mature between August 2006 and March 2013. The fair value of these cash flow hedges at February 28, 2002 resulted in an unrealized pre-tax loss of $4.9 million that is included in other comprehensive income and accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from other comprehensive income and charged or credited to interest expense. At February 28, 2002 interest rates, approximately $3.3 million would be reclassified to interest expense in the next 12 months.

Note 6—Segment Information

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

        The information in the following table is derived directly from the segments' internal financial reports used for corporate management purposes.

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands)	2002	2001	2002	2001
Revenue:
Manufacturing	$86,074	$140,490	$162,415	$287,044
Leasing & services	17,452	23,391	36,855	47,160
Intersegment eliminations	(4,457)	(6,963)	(20,319)	(23,302)

	$99,069	$156,918	$178,951	$310,902

Note 7—Commitments and Contingencies

        From time to time, the Company is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. Litigation was initiated in 1998 by former shareholders of Interamerican Logistics, Inc. ("Interamerican"), which was acquired in the fall of 1996. The plaintiffs allege that the Company violated the agreements pursuant to which it acquired ownership of Interamerican and seek damages aggregating $4.5 million Canadian. Management contends the claim to be without merit and intends to vigorously defend its position. Management believes that any ultimate liability resulting from litigation will not materially affect the financial position, results of operations, or cash flows of the Company.

        Environmental studies have been conducted of owned and leased properties that indicate additional investigation and some remediation may be necessary. The Portland, Oregon manufacturing facility is located on the Willamette River. The United States Environmental Protection Agency (the "EPA") has classified portions of the river bed, including the portion fronting the facility, as a federal "national priority list" or "superfund" site due to sediment contamination. The Company and more than 60 other parties have received a "General Notice" of potential liability from the EPA. There is no indication that the Company has contributed to contamination of the Willamette River bed, although uses by prior owners of the property may have contributed. Nevertheless, this classification of the Willamette River may have an impact on the value of the Company's investment in the property and has resulted in the Company initially bearing a portion of the cost of an EPA mandated remedial investigation. The cost of the investigation is currently not determinable. However, some or all of any such outlay may be recoverable from responsible parties. The Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways on the river, and classification as a superfund site could result in some limitations on future dredging and launch activity. The outcome of such actions cannot be estimated. Management believes that the Company's operations adhere to sound environmental practices, applicable laws and regulations.

        The Company has entered into contingent rental assistance agreements, aggregating $18.8 million, on certain railcar equipment subject to per diem leases, sold to third parties. These agreements guarantee the purchasers a minimum lease rental up to a maximum defined amount over periods that range from three to ten years. Liabilities are accrued when a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. At February 28, 2002, $1.2 million has been accrued to cover estimated obligations.

        In Europe, bank and third party guarantees totaling $23.9 million (at the February 28, 2002 exchange rate) were outstanding at February 28, 2002. To date, no amounts have been drawn under these guarantees.

7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Greenbrier currently operates in two primary business segments: manufacturing and leasing & services. The two business segments are operationally integrated. With operations in North America and Europe, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, marine vessels and forged steel products and performs railcar refurbishment and maintenance activities. In Europe, the Company may also manufacture and refurbish railcars through the use of unaffiliated subcontractors. Such activities are included in the manufacturing segment. The leasing & services segment owns or manages approximately 49,000 railcars for railroads, institutional investors and other leasing companies.

        Railcars are generally manufactured under firm orders from third parties, and revenue is recognized when the cars are completed and accepted by the customer. Greenbrier also manufactures railcars prior to receipt of firm orders to maintain continuity of manufacturing operations and may also build railcars for its own lease fleet. Railcars produced in a given period may be delivered or sold in subsequent periods, delaying revenue recognition. Revenue does not include sales of new railcars to, or refurbishment services performed for, the leasing & services segment since intercompany transactions are eliminated in preparing the consolidated financial statements. The margin generated from such sales or refurbishment activity is realized by the leasing & services segment over the related life of the asset or upon sale of the equipment.

Overview

        Total revenues for the three months ended February 28, 2002 were $99.1 million, a decrease of $57.8 million from revenues of $156.9 million in the prior comparable period. Total revenues for the six months ended February 28, 2002 were $179.0 million, a decrease of $131.9 million from revenues of $310.9 million for the six months ended February 28, 2001. The decline is primarily the result of decreased deliveries of railcars due to the effects of the slow North American economy on the railcar industry.

        During the quarter ended February 28, 2002, the Company incurred restructuring charges and a write-down of intangible assets aggregating $19.2 million. The implementation of a plan to reduce the scale of European operations to adjust to market conditions and improve financial performance resulted in restructuring charges of $3.0 million which include costs for terminations, facilities consolidation and legal and other professional fees. An additional $1.4 million in restructuring charges were recorded for severance costs associated with North American operations. In accordance with the Company's policy to evaluate long-lived assets for impairment, it was determined that the carrying amount of certain intangible assets exceeded their fair market value. Accordingly, a $14.8 million write-down of European railcar designs and patents was recorded. Management continues to evaluate the carrying value of assets which could result in additional unusual charges or write-offs being recorded this fiscal year.

        Net loss for the three months ended February 28, 2002 was $16.8 million, or $1.19 per diluted common share compared to net earnings of $0.07 million, or $0.00 per diluted common share for the three months ended February 28, 2001. Net loss for the six months ended February 28, 2002 was $21.9 million, or $1.55 per diluted common share compared to net earnings of $3.1 million, or $0.22 per diluted common share for the six months ended February 28, 2001.

Three Months Ended February 28, 2002 Compared to Three Months Ended February 28, 2001

Manufacturing Segment

        Manufacturing revenue includes results from new railcar, marine, forge, refurbishment and maintenance activities. New railcar delivery and backlog information disclosed herein includes all facilities, including the joint venture in Mexico that is accounted for by the equity method.

        Manufacturing revenue for the three months ended February 28, 2002 was $79.5 million compared to $135.2 million in the corresponding prior period, a decrease of $55.7 million, or 41.2%. This decline is primarily the result of lower North American deliveries in a weakened railcar market. New railcar deliveries were approximately 1,100 in the current period compared to 2,300 in the prior comparable period.

        The manufacturing backlog of railcars for sale and lease for all facilities as of February 28, 2002 was approximately 1,900 railcars with an estimated value of $100.0 million compared to 2,400 railcars valued at $130.0 million as of November 30, 2001. The reduction in backlog is reflective of the overall North American industry decline in demand for new railcars. Two of the Company's three North American new railcar manufacturing facilities were temporarily shutdown during the quarter ended February 28, 2002. One facility is scheduled to re-open at the end of the third quarter and the other will remain closed until market conditions improve. Subsequent to February 28, 2002, additional orders for approximately 600 railcars, with an estimated value of $30.0 million, were received.

        Manufacturing gross margin for the three months ended February 28, 2002 was negative 0.5% compared to the corresponding prior period gross margin of 4.2%. The decrease was primarily due to the impact of lower volumes on overhead absorption, competitive pressures on pricing, production issues on one car type and the overhead associated with a plant that was shutdown for a portion of the quarter.

Leasing & Services Segment

        Leasing & services revenue decreased $2.1 million, or 9.7%, to $19.6 million for the three months ended February 28, 2002 compared to $21.7 million for the three months ended February 28, 2001. The decrease is primarily a result of the maturation of the direct finance lease portfolio and competitive and economic pressure on lease renewal rates.

        Leasing & services operating margin decreased to 45.6% from 49.5% for the three-month periods ended February 28, 2002 and 2001 as a result of competitive and economic pressures on lease renewal rates and maturation of the direct finance lease portfolio.

        Pre-tax earnings realized on the disposition of leased equipment were $0.3 million for the three months ended February 28, 2002 compared to $0.7 million for the prior comparable period. Assets from Greenbrier's lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.

Other Costs

        Selling and administrative expense was $9.3 million for the three months ended February 28, 2002 compared to $10.5 million for the comparable prior period, a decrease of $1.2 million, or 11.4%. The decrease is the result of cost containment measures, which include consolidation of facilities, reductions in work force, decreases in incentive compensation and elimination of certain other costs.

        Interest expense decreased $0.7 million to $4.7 million for the three months ended February 28, 2002, compared to $5.4 million in the prior comparable period. The change is a result of lower interest rates, scheduled normal payments of long term debt, and lower outstanding balances on revolving debt.

        Income tax expense for the three months ended February 28, 2002 and 2001 represents an effective tax rate of 42.0% on United States operations and varying effective tax rates on foreign operations. The consolidated effective tax benefit rate of 32.5% in the current period is a result of tax benefits recognized on North American losses, and European operating losses for which no tax benefit has been recognized. The Company recognized a tax benefit of $6.1 million related to deductions for investments in its European operations for United States income tax purposes. The consolidated effective tax rate for the prior comparable period was 258.2%.

Six Months Ended February 28, 2002 Compared to Six Months Ended February 28, 2001

Manufacturing Segment

        Manufacturing revenue for the six months ended February 28, 2002 was $141.2 million compared to $270.0 million in the corresponding prior period, a decrease of $128.8 million, or 47.7%. This decrease was primarily the result of fewer railcar deliveries resulting from a weakened North American railcar market and delivery delays due to certification issues on a certain car type in Europe. Certification is anticipated to be complete in the latter half of this fiscal year. New railcar deliveries were approximately 2,200 in the current period compared to 4,400 in the prior comparable period.

        Gross margin for the six months ended February 28, 2002 was 2.1% compared to gross margin of 7.4% for the six months ended February 28, 2001. The decrease was primarily due to lower deliveries, competitive pressure on pricing, inefficiencies associated with shorter production runs and lower production levels, and the impact of a temporary plant shutdown for a portion of the period.

Leasing & Services Segment

        Leasing & services revenue decreased $3.1 million, or 7.6%, to $37.8 million for the six months ended February 28, 2002 compared to $40.9 million for the six months ended February 28, 2001. The decrease is primarily a result of the maturation of the direct finance lease portfolio and competitive and economic pressures on lease renewal rates.

        Leasing & services operating margin decreased to 44.8% from 48.3% for the six month periods ended February 28, 2002 and 2001 as a result of competitive and economic pressure on lease renewal rates and the maturation of the direct finance lease portfolio.

        Pre-tax earnings realized on the disposition of leased equipment were $0.5 million for the six months ended February 28, 2002 compared to $1.2 million for the prior comparable period.

Other Costs

        Selling and administrative expense was $19.7 million for the six months ended February 28, 2002 compared to $24.4 million for the comparable prior period, a decrease of $4.7 million, or 19.3%. The decrease is the result of cost containment measures, which include consolidation of facilities, reductions in work force, decreases in incentive compensation and elimination of certain other costs.

        Income tax expense for the six months ended February 28, 2002 and February 28, 2001 represents an effective tax rate of 42.0% on United States operations and varying effective tax rates on foreign operations. The consolidated effective tax benefit rate of 27.8% in the current period is a result of tax benefits recognized on North American losses, and European operating losses for which no tax benefit has been recognized. The Company recognized a tax benefit of $6.1 million related to deductions for investments in its European operations for United States income tax purposes. The consolidated effective tax rate for the prior comparable period was 55.0%.

Liquidity and Capital Resources

        Greenbrier's growth has been financed through cash generated from operations and borrowings. Cash utilization in the current year is primarily for payments of long-term debt and revolving notes. All amounts originating in a foreign currency have been translated at the February 28, 2002 exchange rates.

        Credit facilities aggregated $142.6 million as of February 28, 2002. Available borrowings under the credit facilities are principally based upon defined levels of receivables, inventory, and leased equipment, which at February 28, 2002 levels would provide for maximum borrowings of $112.6 million. A $60.0 million revolving line of credit is available through January 2004 to provide working capital and interim financing of equipment for the leasing & services operations. A $40.0 million line of credit to be used for working capital is available through March 2003 for United States manufacturing operations. A $15.6 million line of credit is available through October 2002 for working capital for Canadian manufacturing operations. Lines of credit totaling $27.2 million, a reduction of $10.5 million since August 31, 2001, are available principally through December 15, 2002 for working capital for European manufacturing operations. Advances under the lines of credit bear interest at rates that vary depending on the type of borrowing and certain defined ratios. At February 28, 2002, there were no borrowings outstanding under the leasing and services lines and the United States and Canadian manufacturing lines. $19.0 million was outstanding under the European manufacturing lines.

        In Europe, bank and third party guarantees totaling $23.9 million were outstanding at February 28, 2002. To date, no amounts have been drawn under these guarantees. Additional bank guarantees of $3.9 million are available to support European operations.

        The Company did not meet the interest coverage ratio covenant related to the Canadian line of credit and certain of its European guarantee facilities and notes payable. The Company has received waivers for the quarters ended February 28, May 31, and August 31, 2002.

        Capital expenditures totaled $10.5 million and $37.4 million for the six months ended February 28, 2002 and 2001. Of these capital expenditures, approximately $8.0 million and $29.6 million were attributable to leasing & services operations. Leasing & services capital expenditures for the remainder of 2002 are expected to be approximately $15.0 million. Greenbrier periodically sells assets from its lease fleet, some of which may have been purchased within the current year and included in capital expenditures.

        Approximately $2.5 million and $7.8 million of the capital expenditures for the six months ended February 28, 2002 and 2001 were attributable to manufacturing operations. Manufacturing capital expenditures for the remainder of 2002 are expected to be approximately $3.0 million and will be limited to expenditures necessary to further enhance efficiencies and allow for the production of new products.

        Inventories decreased $2.1 million from August 31, 2001 levels, primarily as a result of lower production levels offset by the purchase of new railcar production that is expected to be sold in the normal course of business throughout the year and finished goods inventory in Europe for which revenue recognition is delayed pending final certification of a certain car type.

        Foreign operations give rise to market risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. No provision has been made for credit loss due to counterparty non-performance.

        At February 28, 2002 exchange rates, forward exchange contracts outstanding for the sales of United States dollars totaled $3.0 million and Euros totaled $8.4 million. These contracts mature at various dates through July 2002.

        Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. At February 28, 2002 exchange rates, interest rate swap agreements had a notional amount of $92.3 million and mature between August 2006 and March 2013.

        Consistent with the Company's policy to manage for cash flow and liquidity and in light of present market conditions and results of operations, the Company will not pay a dividend for the quarter ended February 28, 2002. Future dividends are dependent upon the market outlook as well as earnings, capital requirements and financial condition of the Company.

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

Forward-Looking Statements

        From time to time, Greenbrier or its representatives have made or may make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

  •
  availability of financing sources and borrowing base for working capital, future expansion, other business development activities, capital spending and railcar syndication activities;

  •
  anticipated results of operations in Europe;

  •
  anticipated European railcar market environment;

  •
  increased stockholder value;

  •
  increased competition;

  •
  market slowdown in North America;

  •
  share of new and existing markets;

  •
  increase or decrease in production;

  •
  increased railcar services business;

  •
  continued ability to negotiate bank waivers;

  •
  ability to utilize beneficial tax strategies;

  •
  ability to obtain adequate certification and licensing of products; and

  •
  short- and long-term revenue and earnings effects of the above items.

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

  •
  decreases in carrying value of assets due to impairment or the application of SFAS No. 144 or other accounting pronouncements;

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

        In addition to the United States, Greenbrier has operations in Canada, Mexico, Germany and Poland. The operations in these foreign countries conduct business in their local currencies as well as other regional currencies. To mitigate its exposure to transactions denominated in currencies other than the functional currency of each entity, Greenbrier enters into forward exchange contracts to protect its margin on a portion of its forecast foreign currency sales. At February 28, 2002, $12 million of forecast sales were hedged by forward exchange contracts. Because of the variety of currencies in which purchases and sales are transacted, it is not possible to predict the impact of a movement in foreign currency exchange rates on future operating results. However, Greenbrier intends to continue to mitigate its exposure to foreign exchange gains or losses.

        In addition to Greenbrier's exposure to transaction gains or losses, Greenbrier is also exposed to foreign currency exchange risk related to the net asset position of its foreign subsidiaries. At February 28, 2002, the net assets of Greenbrier's foreign subsidiaries aggregated $10 million. At February 28, 2002, a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders' equity of $1.0 million, less than 1% of total stockholders' equity. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

Interest Rate Risk

        At February 28, 2002, Greenbrier's exposure to interest rate risk is limited since 91% of the Company's debt has fixed interest rates. The Company actively manages its floating rate debt with interest rate swap agreements, effectively converting $92 million of variable rate debt to fixed rate debt at February 28, 2002. As a result, Greenbrier is only exposed to interest rate risk relating to its revolving debt. At February 28, 2002, a uniform 10% increase in interest rates would result in approximately $.3 million of additional annual interest expense.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Stockholders of the Company, held on January 8, 2002, two proposals were voted upon by the Company's stockholders. A brief discussion of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld, as well as the number of abstentions to each proposal are set forth below. There were no broker non-votes with regard to these proposals.

        A vote was taken at the Annual Meeting for the election of two Directors of the Company to hold office until the Annual Meeting of Stockholders to be held in 2005 or until their successors are elected and qualified. The aggregate numbers of shares of Common Stock voted in person or by proxy for each nominee were as follows:

Nominee	Votes for Election	Votes Abstained
Victor G. Atiyeh	13,247,745	69,672
Benjamin R. Whiteley	13,247,745	69,672

        The following directors continued to serve: Alan James, William A. Furman, Peter K. Nevitt, A. Daniel O'Neal, Jr., and C. Bruce Ward.

        A vote was taken at the Annual Meeting on the proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ended August 31, 2002. The aggregate number of shares of Common Stock in person or by proxy which voted for, voted against or abstained from the vote were as follows:

Votes for Election	Votes against Election	Votes Abstained
13,275,971	35,473	5,973

        The foregoing proposals are described more fully in the Company's definitive proxy statement dated November 29, 2001, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

    10.27 Amendment to Bylaws to change date of annual meeting

(b)
Form 8-K

    No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.
Date: April 12, 2002	By:	/s/ LARRY G. BRADY Larry G. Brady Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
SIGNATURES