Form 10-Q
period 2002-05-31
GREENBRIER COMPANIES INC
filed 2002-07-12
CIK 923120

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of the registrant's common stock, $0.001 par value per share, outstanding on July 10, 2002 was 14,121,132 shares.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets
(In thousands, except per share amounts, unaudited)

	May 31, 2002	August 31, 2001
Assets
Cash and cash equivalents	$66,455	$77,299
Accounts and notes receivable	31,659	50,555
Inventories	86,277	94,581
Investment in direct finance leases	75,389	103,576
Equipment on operating leases	146,083	150,126
Property, plant and equipment	71,739	76,898
Intangible assets	9,309	26,450
Other	24,273	26,695

	$511,184	$606,180

Liabilities and Stockholders' Equity
Revolving notes	$15,912	$32,986
Accounts payable and accrued liabilities	130,139	135,898
Deferred participation	53,294	56,176
Deferred income taxes	17,306	26,920
Notes payable	152,732	177,575
Subordinated debt	27,787	37,491
Minority interest	4,893	5,025
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock—$0.001 par value; 25,000 shares authorized; none outstanding	—	—
Common stock—$0.001 par value; 50,000 shares authorized; 14,121 issued and outstanding	14	14
Additional paid-in capital	49,276	49,290
Retained earnings	66,102	90,789
Accumulated other comprehensive loss	(6,271)	(5,984)

	109,121	134,109

	$511,184	$606,180

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2002	2001	2002	2001
Revenue
Manufacturing	$72,217	$129,032	$213,372		$398,985
Leasing & services	18,431	19,317	56,227		60,266

	90,648	148,349	269,599		459,251
Cost of revenue
Manufacturing	69,191	116,841	207,356		366,693
Leasing & services	12,142	10,851	33,003		32,030

	81,333	127,692	240,359		398,723
Margin	9,315	20,657	29,240		60,528
Other costs
Selling and administrative expense	8,857	13,969	28,549		38,354
Interest expense	4,421	6,298	14,591		16,739
Special charges	—	—	19,212		—

	13,278	20,267	62,352		55,093
Earnings (loss) before income taxes, minority interest and equity in earnings (loss) of unconsolidated subsidiary	(3,963)	390	(33,112)		5,435
Income tax benefit (expense)	2,284	(1,394)	10,391		(4,168)

Earnings (loss) before minority interest and equity in earnings (loss) of unconsolidated subsidiary	(1,679)	(1,004)	(22,721)		1,267
Minority interest	35	16	132		(3)
Equity in earnings (loss) of unconsolidated subsidiary	(327)	(339)	(1,251)		478

Net earnings (loss)	$(1,971)	$(1,327)	$(23,840)		$1,742

Basic earnings (loss) per common share	$(.14)	$(.09)	$(1.69)	$	..12

Diluted earnings (loss) per common share	$(.14)	$(.09)	$(1.69)	$	..12

Weighted average common shares:
Basic	14,121	14,121	14,121		14,141
Diluted	14,121	14,121	14,121		14,165

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended May 31,
	2002	2001
Cash flows from operating activities
Net earnings (loss)	$(23,840)	$1,742
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(9,614)	(1,531)
Deferred participation	(2,882)	1,698
Depreciation and amortization	16,840	16,536
Gain on sales of equipment	(813)	(1,186)
Special charges—impairment	14,791	—
Other	216	265
Decrease (increase) in assets:
Accounts and notes receivable	18,896	(3,771)
Inventories	8,998	(21,140)
Other	2,318	1,831
Decrease in liabilities:
Accounts payable and accrued liabilities	(5,136)	(26,403)

Net cash provided by (used in) operating activities	19,774	(31,959)

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(282)
Principal payments received under direct finance leases	14,608	15,315
Proceeds from sales of equipment	20,461	47,328
Purchase of property and equipment	(12,864)	(47,115)

Net cash provided by investing activities	22,205	15,246

Cash flows from financing activities
Changes in revolving notes	(17,074)	19,800
Proceeds from notes payable	4,250	50,801
Repayments of notes payable	(29,448)	(22,765)
Repayment of subordinated debt	(9,704)	—
Dividends	(847)	(3,815)
Purchase of Company's common stock	—	(959)

Net cash provided by (used in) financing activities	(52,823)	43,062

Increase (decrease) in cash and cash equivalents	(10,844)	26,349
Cash and cash equivalents
Beginning of period	77,299	12,908

End of period	$66,455	$39,257

Cash paid during the period for
Interest	$15,951	$13,882
Income taxes	893	7,445
Non-cash activity
Transfer of inventory to equipment on operating leases	$4,555	$17,857

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1—Interim Financial Statements

        The consolidated financial statements of The Greenbrier Companies, Inc. and Subsidiaries ("Greenbrier" or the "Company") as of May 31, 2002 and for the three and nine months ended May 31, 2002 and 2001 have been prepared without audit and reflect all adjustments (consisting of only normal recurring accruals, except for the special charges discussed in Note 3) which in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three and nine months ended May 31, 2002 are not necessarily indicative of the results expected for the entire year ending August 31, 2002. Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 2002 presentation.

        Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-K.

        Prospective accounting changes—In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. This statement is effective for the Company's fiscal year beginning September 1, 2002. Management is currently evaluating the impact of this statement on the Company's consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment of Long-lived Assets, which is effective for the Company's fiscal year beginning September 1, 2002. SFAS No. 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. Management is currently evaluating the impact of this statement on the Company's consolidated financial statements.

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

        Earnings per share—The shares used in the computation of the Company's basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2002	2001	2002	2001
	(In thousands)
Weighted average common shares outstanding	14,121	14,121	14,121	14,141
Dilutive effect of employee stock options	—	—	—	24

Weighted average diluted common shares outstanding	14,121	14,121	14,121	14,165

        Weighted average diluted common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options. Stock options for 1.0 million shares for the three and nine months ended May 31, 2002 and 0.9 million shares for the three and nine months ended

May 31, 2001 were excluded from the calculation of diluted earnings per share as these options were anti-dilutive; however, they may become dilutive in the future.

Note 2—Inventories

	May 31, 2002	August 31, 2001
	(In thousands)
Manufacturing supplies and raw materials	$20,168	$21,207
Work-in-process	18,041	37,907
Railcars held for sale or refurbishment	48,068	35,467

	$86,277	$94,581

Note 3—Special Charges

        When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, it is the Company's policy that the assets are evaluated for impairment. If the forecast undiscounted future cash flows associated with these assets are less than the carrying amount of the assets, an impairment loss will be recognized to reduce the carrying value of the assets to their estimated fair value.

        The continuing operating losses in Europe caused the Company to reassess the recoverability of its investments in its European subsidiaries during the quarter ended February 28, 2002, in accordance with the Company's policy. Based on this analysis, it was determined that the carrying amount of certain assets exceeded their estimated fair market value. Accordingly, management obtained an independent appraisal of these assets which resulted in a $14.8 million pre-tax impairment write-down of European railcar designs and patents. This impairment charge is included in special charges on the Consolidated Statements of Operations. Management continues to evaluate the carrying value of assets which could result in additional charges or write-offs being recorded this fiscal year.

        During the current year, the Company implemented a restructuring plan to consolidate facilities, decrease operating expenses, and reduce the scale of its operations particularly in Europe. The plan resulted in terminations of approximately 600 employees in both European and North American manufacturing facilities. All affected employees were notified of the planned terminations and related severance benefits during the second quarter. Certain of the terminated employees in Europe will receive continuing payments for a period of time after notification under existing employment laws and regulations. The $4.4 million pre-tax cost associated with this restructuring is included in special charges on the Consolidated Statement of Operations.

        Restructuring reserve activity for the three months ended May 31, 2002:

	Reserves February 28, 2002	Additions	Payments	Reserves May 31, 2002
	(In thousands)
Employee termination costs	$2,415	$—	$300	$2,115
Facilities reductions	561	—	51	510
Legal and professional fees	272	—	102	170

	$3,248	$—	$453	$2,795

        Restructuring reserve activity for the nine months ended May 31, 2002:

	Reserves August 31, 2001	Additions	Payments	Reserves May 31, 2002
	(In thousands)
Employee termination costs	$—	$3,517	$1,402	$2,115
Facilities reductions	—	579	69	510
Legal and professional fees	—	325	155	170

	$—	$4,421	$1,626	$2,795

Note 4—Comprehensive Income (Loss)

        The following is a reconciliation of net earnings (loss) to comprehensive income (loss):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2002	2001	2002	2001
	(In thousands)
Net earnings (loss)	$(1,971)	$(1,327)	$(23,840)	$1,742
Cumulative effect of change in accounting principle, net of tax	—	—	—	1,077
Loss (gain) on derivative financial instruments recognized in net income (loss), net of tax	(718)	(1,580)	(1,297)	(1,091)
Unrealized gain (loss) on derivative financial instruments, net of tax	894	810	1,085	(730)
Foreign currency translation adjustment, net of tax	222	(428)	(75)	167

Comprehensive income (loss)	$(1,573)	$(2,525)	$(24,127)	$1,165

Note 5—Derivative Instruments

        Foreign operations give rise to market risks from changes in foreign currency exchange rates. Foreign currency forward exchange contracts with established financial institutions are utilized to hedge a portion of that risk. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. The Company's foreign currency forward exchange contracts and interest rate swap agreements are designated as cash flow hedges, and therefore the unrealized gains and losses are recorded in other comprehensive income.

        At May 31, 2002 exchange rates, forward exchange contracts for the sale of United States dollars aggregated $16.5 million, Pound Sterling $2.6 million and Euros $7.6 million. Adjusting these contracts to the fair value of these cash flow hedges at May 31, 2002 resulted in an unrealized pre-tax gain of $0.4 million that was recorded in other comprehensive income. As these contracts mature at various dates through November 2002, any such gain remaining will be recognized in manufacturing revenue along with the related transactions. In the unlikely event that the underlying sales transaction does not occur, the amount classified in other comprehensive income would be reclassified to the current year's results of operations.

        At May 31, 2002 exchange rates, interest rate swap agreements had a notional amount of $91.2 million and mature between August 2006 and March 2013. The fair value of these cash flow hedges at May 31, 2002 resulted in an unrealized pre-tax loss of $4.7 million that is included in other comprehensive income and accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from other comprehensive income and charged or credited to interest expense.

At May 31, 2002 interest rates, approximately $3.9 million would be reclassified to interest expense in the next 12 months.

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

        The information in the following table is derived directly from the segments' internal financial reports used for corporate management purposes.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2002	2001	2002	2001
	(In thousands)
Revenue:
Manufacturing	$70,058	$138,423	$232,473	$425,467
Leasing & services	17,961	22,275	54,816	69,435
Intersegment eliminations	2,629	(12,349)	(17,690)	(35,651)

	$90,648	$148,349	$269,599	$459,251

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

        The Company has entered into contingent rental assistance agreements, aggregating $21.0 million, on certain railcars subject to leases, sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from three to ten years. A liability is recorded when a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three and nine months ended May 31, 2002, $0.4 million and $1.7 million has been recorded to cover estimated obligations. As of May 31, 2002, the remaining liability is $1.5 million.

        Bank and third party guarantees totaling $11.8 million (at the May 31, 2002 exchange rate) relating to European operations were outstanding at May 31, 2002. To date, no amounts have been drawn under these guarantees.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Greenbrier currently operates in two primary business segments: manufacturing and leasing & services. The two business segments are operationally integrated. With operations in North America and Europe, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, marine vessels and forged steel products and performs railcar refurbishment and maintenance activities. In Europe, the Company may also manufacture and refurbish railcars through the use of unaffiliated subcontractors. Such activities are included in the manufacturing segment. The leasing & services segment owns or manages approximately 49,000 railcars for railroads, shippers, institutional investors and other leasing companies.

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

Overview

        Total revenues for the three months ended May 31, 2002 were $90.6 million, a decrease of $57.7 million from revenues of $148.3 million in the prior comparable period. Total revenues for the nine months ended May 31, 2002 were $269.6 million, a decrease of $189.7 million from revenues of $459.3 million for the nine months ended May 31, 2001. The decline is primarily the result of decreased deliveries of railcars due to the effects of the slow North American economy on the railcar industry.

        Net loss for the three months ended May 31, 2002 was $2.0 million, or $0.14 per diluted common share compared to net loss of $1.3 million, or $0.09 per diluted common share for the three months ended May 31, 2001. Net loss for the nine months ended May 31, 2002 was $23.8 million, or $1.69 per diluted common share compared to net earnings of $1.7 million, or $0.12 per diluted common share for the nine months ended May 31, 2001.

        During the current year, the Company recorded pre-tax restructuring charges and a write-down of intangible assets aggregating $19.2 million pre-tax. The implementation of a plan to reduce the scale of European operations to adjust to market conditions and improve financial performance resulted in restructuring charges of $3.0 million for employee terminations, facilities consolidation and legal and other professional fees. An additional $1.4 million in restructuring charges were recorded for severance costs associated with North American operations. In accordance with the Company's policy to evaluate long-lived assets for impairment, it was determined that the carrying amount of certain intangible assets exceeded their estimated fair market value. Accordingly, a $14.8 million write-down of European railcar designs and patents was recorded in the quarter ended February 28, 2002. Management continues to evaluate the carrying value of assets which could result in additional charges or write-offs being recorded this fiscal year.

Three Months Ended May 31, 2002 Compared to Three Months Ended May 31, 2001

Manufacturing Segment

        Manufacturing revenue includes results from new railcar, marine, forge, refurbishment and maintenance activities. New railcar delivery and backlog information disclosed herein includes all facilities, including the joint venture in Mexico that is accounted for by the equity method.

        Manufacturing revenue for the three months ended May 31, 2002 was $72.2 million compared to $129.0 million in the corresponding prior period, a decrease of $56.8 million, or 44.0%. This decline is primarily the result of lower deliveries of a higher priced product mix in a weaker railcar market. New railcar deliveries were approximately 700 in the current period compared to 2,000 in the prior comparable period. Two of the Company's three North American new railcar manufacturing facilities were temporarily shutdown during the quarter ended May 31, 2002. One facility resumed production at the end of the quarter as a result of new orders. The other facility, accounted for under the equity method, will remain closed until market conditions improve.

        The manufacturing backlog of railcars for sale and lease for all facilities as of May 31, 2002 was approximately 2,700 railcars with an estimated value of $140.0 million compared to 1,900 railcars valued at $100.0 million as of February 28, 2002.

        Manufacturing gross margin for the three months ended May 31, 2002 was 4.2% compared to the corresponding prior period gross margin of 9.5%. The decrease was primarily due to competitive pressures on pricing in North America, the overhead associated with a plant that was temporarily shutdown for the majority of the quarter, inefficiencies resulting from lower production rates, and a lower margin product mix in Europe.

Leasing & Services Segment

        Leasing & services revenue decreased $0.9 million, or 4.7%, to $18.4 million for the three months ended May 31, 2002 compared to $19.3 million for the three months ended May 31, 2001. The decrease is primarily a result of the maturation of the direct finance lease portfolio and competitive and economic pressure on lease renewal rates.

        Leasing & services operating margin decreased to 34.1% from 43.8% for the three-month periods ended May 31, 2002 and 2001 as a result of competitive and economic pressures on lease renewal rates and maturation of the direct finance lease portfolio.

        Pre-tax earnings realized on the disposition of leased equipment were $0.3 million for the three months ended May 31, 2002 compared to $23 thousand for the prior comparable period. Assets from Greenbrier's lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.

Other Costs

        Selling and administrative expense was $8.9 million for the three months ended May 31, 2002 compared to $14.0 million for the comparable prior period, a decrease of $5.1 million, or 36.4%. The decrease is a result of cost containment measures, which include consolidation of facilities, reductions in work force, decreases in incentive compensation and elimination of certain other costs.

        Interest expense decreased $1.9 million to $4.4 million for the three months ended May 31, 2002, compared to $6.3 million in the prior comparable period. The change is a result of normal scheduled payments of long-term debt, and lower outstanding balances and interest rates on revolving debt.

        Income tax benefit (expense) for the three months ended May 31, 2002 and 2001 represents an effective tax rate of 42.0% on United States operations and varying effective tax rates on foreign operations. The consolidated effective tax benefit rate of 57.6% in the current period is a result of North American losses for which a tax benefit is recognized, European operating losses for which no tax benefit is recognized together with a tax benefit of $1.6 million related to deductions for investments in European operations for United States income tax purposes. The consolidated effective tax rate for the prior comparable period was 357.4%, due primarily to not recognizing a tax benefit on European losses.

Nine Months Ended May 31, 2002 Compared to Nine Months Ended May 31, 2001

Manufacturing Segment

        Manufacturing revenue for the nine months ended May 31, 2002 was $213.4 million compared to $399.0 million in the corresponding prior period, a decrease of $185.6 million, or 46.5%. This decrease was primarily the result of fewer railcar deliveries resulting from a weakened railcar market, and delivery delays due to certification issues on a certain car type in Europe. Certification is anticipated to be complete in the first half of fiscal year 2003. New railcar deliveries were approximately 2,900 in the current period compared to 6,500 in the prior comparable period.

        Gross margin for the nine months ended May 31, 2002 was 2.8% compared to gross margin of 8.1% for the nine months ended May 31, 2001. The decrease was primarily due to the impact of lower deliveries on overhead absorption, competitive pressure on pricing, inefficiencies associated with shorter production runs and lower production levels, the impact of a temporary plant shutdown for a portion of the period, and a lower margin product mix in Europe.

Leasing & Services Segment

        Leasing & services revenue decreased $4.1 million, or 6.8%, to $56.2 million for the nine months ended May 31, 2002 compared to $60.3 million for the nine months ended May 31, 2001. The decrease is primarily a result of the maturation of the direct finance lease portfolio, competitive and economic pressures on lease renewal rates, and reduced gains on dispositions of leased equipment.

        Leasing & services operating margin decreased to 41.3% from 46.9% for the nine month periods ended May 31, 2002 and 2001 as a result of competitive and economic pressure on lease renewal rates and the maturation of the direct finance lease portfolio.

        Pre-tax earnings realized on the disposition of leased equipment were $0.8 million for the nine months ended May 31, 2002 compared to $1.2 million for the prior comparable period.

Other Costs

        Selling and administrative expense was $28.5 million for the nine months ended May 31, 2002 compared to $38.4 million for the comparable prior period, a decrease of $9.9 million, or 25.8%. The decrease is the result of cost containment measures, which include consolidation of facilities, reductions in work force, decreases in incentive compensation and elimination of certain other costs.

        Income tax benefit (expense) for the nine months ended May 31, 2002 and May 31, 2001 represents an effective tax rate of 42.0% on United States operations and varying effective tax rates on foreign operations. The consolidated effective tax benefit rate of 31.4% in the current period is a result of North American losses for which a tax benefit is recognized, European operating losses for which no tax benefit is recognized together with a tax benefit of $7.7 million related to deductions for investments in European operations for United States income tax purposes. The consolidated effective tax rate for the prior comparable period was 76.7%.

        Pre-tax special charges of $19.2 million were incurred for the nine months ended May 31, 2002. In accordance with the Company's policy to evaluate long-lived assets for impairment, it was determined that the carrying amount of certain intangible assets exceeded their estimated fair market value. Accordingly, a $14.8 million write-down of European railcar designs and patents was recorded. Restructuring costs of $3.0 million were recorded as a result of the implementation of a plan to reduce the scale of European operations to adjust to market conditions and improve financial performance. An additional $1.4 million in restructuring charges were recorded for severance costs associated with North American operations.

Liquidity and Capital Resources

        Greenbrier has been financed through cash generated from operations and borrowings. Cash usage in the current year is primarily for paydowns of long-term debt and revolving notes.

        All amounts originating in a foreign currency have been translated at the May 31, 2002 exchange rates for the following discussion. Credit facilities aggregated $145.2 million as of May 31, 2002. Available borrowings under the credit facilities are principally based upon defined levels of receivables, inventory, and leased equipment, which at May 31, 2002 levels would provide for maximum borrowings of $93.2 million. A $60.0 million revolving line of credit is available through January 2004 to provide working capital and interim financing of equipment for the leasing & services operations. A $40.0 million line of credit to be used for working capital is available through March 2003 for United States manufacturing operations. A $16.4 million line of credit is available through October 2002 for working capital for Canadian manufacturing operations. Lines of credit totaling $28.8 million are available principally through December 15, 2002 for working capital for European manufacturing operations. Advances under the lines of credit bear interest at rates that vary depending on the type of borrowing and certain defined ratios. At May 31, 2002, there were no borrowings outstanding under the leasing and services lines and the United States and Canadian manufacturing lines. The European manufacturing lines had $15.9 million outstanding.

        During the quarter, the Company completed a $4.3 million term debt financing associated with United States manufacturing operations. The loan matures in June 2007.

        European bank and third party guarantees totaling $11.8 million were outstanding at May 31, 2002. To date, no amounts have been drawn under these guarantees. Additional bank guarantees of $4.2 million are available to support European operations.

        The Company did not meet an interest coverage ratio covenant and minimum net worth test related to the Canadian line of credit and certain of its European guarantee facilities and notes payable. The Company has received waivers for the quarters ending May 31, and August 31, 2002.

        Capital expenditures totaled $12.9 million and $47.1 million for the nine months ended May 31, 2002 and 2001. The decline in capital expenditures was in response to current railcar market conditions and is reflective of the Company's goal to manage for liquidity during this downturn. Of these capital expenditures, approximately $10.4 million and $37.6 million were attributable to leasing & services operations. Leasing & services capital expenditures for the remainder of 2002 are expected to be approximately $10.0 million. Greenbrier periodically sells assets from its lease fleet, some of which may have been purchased within the current year and included in capital expenditures.

        Approximately $2.5 million and $9.5 million of the capital expenditures for the nine months ended May 31, 2002 and 2001 were attributable to manufacturing operations. Manufacturing capital expenditures for the remainder of 2002 are expected to be approximately $2.0 million and will be limited to expenditures necessary to further enhance efficiencies and allow for the production of new products.

        Inventories decreased $8.3 million from August 31, 2001 levels, primarily as a result of lower production levels offset by finished goods inventory in Europe for which revenue recognition is delayed pending final certification of a certain car type, and the purchase of used railcars for sale in the ordinary course of business throughout the year.

        Foreign operations give rise to market risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. No provision has been made for credit loss due to counterparty non-performance.

        At May 31, 2002 exchange rates, forward exchange contracts outstanding for the sales of United States dollars totaled $16.5 million, Pound Sterling $2.6 million, and Euros $7.6 million. These contracts mature at various dates through November 2002.

        Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. At May 31, 2002 exchange rates, interest rate swap agreements had a notional amount of $91.2 million and mature between August 2006 and March 2013.

        Consistent with the Company's policy to manage for cash flow and liquidity and in light of present market conditions and results of operations, the Company will not pay a dividend for the quarter ended May 31, 2002. Future dividends are dependent upon the market outlook as well as earnings, capital requirements and financial condition of the Company.

        Management expects existing funds and cash generated from operations, together with borrowings under existing credit facilities and long-term financing, to be sufficient to fund working capital needs, planned capital expenditures, and dividends, if any.

Forward-Looking Statements

        From time to time, Greenbrier or its representatives have made or may make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

  •
  availability of financing sources and borrowing base for working capital, other business development activities, capital spending and railcar syndication activities;

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

        In addition to the United States, Greenbrier has operations in Canada, Mexico, Germany and Poland. The operations in these foreign countries conduct business in their local currencies as well as other regional currencies. To mitigate its exposure to transactions denominated in currencies other than the functional currency of each entity, Greenbrier enters into forward exchange contracts to protect its margin on a portion of its forecast foreign currency sales. At May 31, 2002, $27 million of forecast sales were hedged by forward exchange contracts. Because of the variety of currencies in which purchases and sales are transacted, it is not possible to predict the impact of a movement in foreign currency exchange rates on future operating results. However, Greenbrier intends to continue to mitigate its exposure to foreign exchange gains or losses.

        In addition to Greenbrier's exposure to transaction gains or losses, Greenbrier is also exposed to foreign currency exchange risk related to the net asset position of its foreign subsidiaries. At May 31, 2002, the net assets of Greenbrier's foreign subsidiaries aggregated $16 million. At May 31, 2002, a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders' equity of $1.6 million, less than 1.5% of total stockholders' equity. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

Interest Rate Risk

        At May 31, 2002, Greenbrier's exposure to interest rate risk is limited since 91% of the Company's debt has fixed interest rates. The Company actively manages its floating rate debt with interest rate swap agreements, effectively converting $91 million of variable rate debt to fixed rate debt at May 31, 2002. As a result, Greenbrier is only exposed to interest rate risk relating to its revolving debt. At May 31, 2002, a uniform 10% increase in interest rates would result in approximately $.2 million of additional annual interest expense.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits

  10.28    James-Furman Supplemental 1994 Stock Option Plan Amendment No.1

(b)
Form 8-K

  No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date:	July 12, 2002	By:	/s/ LARRY G. BRADY Larry G. Brady Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES