Form 10-K
period 2002-08-31
GREENBRIER COMPANIES INC
filed 2002-11-27
CIK 923120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended August 31, 2002
or
[   ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
for the transition period from ___________ to ___________

Commission File No. 1-13146

THE GREENBRIER COMPANIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	93-0816972 (IRS Employer Identification No.)

One Centerpointe Drive, Suite 200
Lake Oswego, Oregon 97035
(Address of principal executive offices)
(503) 684-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class) Common Stock, par value $0.001 per share	(Name of Each Exchange on which Registered) New York Stock Exchange

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

Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Aggregate market value of the Registrant’s Common Stock held by non-affiliates on October 31, 2002 (based on the closing price of such shares on such date) was approximately $31,000,000.

The number of shares outstanding of the Registrant’s Common Stock on October 31, 2002 was 14,121,132, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Registrant’s Proxy Statement dated November 27, 2002 prepared in connection with the Annual Meeting of Stockholders to be held on January 7, 2003 are incorporated by reference into Parts II and III of this Report.

The Greenbrier Companies, Inc.
Form 10-K

PART I.

Forward-Looking Statements

From time to time, The Greenbrier Companies, Inc. (“Greenbrier” or the “Company”) or its representatives have made or may make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs, and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer, or various filings made by the Company with the Securities and Exchange Commission. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

•	availability of financing sources and borrowing base for working capital, other business development activities, capital spending, and railcar syndication activities;

•	ability to renew or obtain sufficient lines of credit on acceptable terms;

•	ability to successfully recapitalize European operations;

•	continuation of the joint venture in Mexico;

•	increased stockholder value;

•	increased competition;

•	market improvement in North America;

•	share of new and existing markets;

•	increase or decrease in production;

•	increased railcar services business;

•	continued ability to negotiate bank waivers;

•	ability to utilize beneficial tax strategies;

•	ability to obtain adequate certification and licensing of products; and

•	short- and long-term revenue and earnings effects of the above items.

These forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier’s control. The following are among the factors, particularly in North America and Europe, that could cause actual results or outcomes to differ materially from the forward-looking statements:

•	a delay or failure of acquisitions, products, or services to compete successfully;

•	recapitalization of European operations for terms less favorable than anticipated;

•	decreases in carrying value of assets due to impairment;

•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

•	increased cost of mobilizing for production following plant closures;

•	effects of local statutory accounting conventions on compliance with covenants in loan agreements or reporting of financial conditions or results of operations;

•	actual future costs and the availability of materials and a trained workforce;

•	changes in product mix and the mix between manufacturing and leasing & services revenue;

•	labor disputes or operating difficulties that might disrupt manufacturing operations or the flow of cargo;

•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of sub-contractors or suppliers;

•	ability to obtain suitable contracts for the sale of leased equipment;

•	lower than anticipated residual values for leased equipment;

•	discovery of defects in railcars resulting in increased warranty cost or litigation;

•	resolution or outcome of pending litigation;

•	the ability to consummate expected sales;

•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed, and risks that customers may not purchase as much equipment under the contracts as anticipated;

•	financial condition of principal customers;

•	market acceptance of products;

•	competitive factors, including increased competition, introduction of competitive products, and price pressures;

•	industry overcapacity;

•	shifts in market demand;

•	domestic and global business conditions and growth or reduction in the surface transportation industry;

•	domestic and global political, regulatory, or economic conditions including such matters as terrorism, war, or embargoes;

•	the effect of car hire deprescription on leasing revenue;

•	changes in interest rates;

•	changes in fuel and/or energy prices;

•	commodity price fluctuations;

•	ability to replace maturing lease revenue with revenue from growth of the lease fleet and management services; and

•	economic impacts from currency fluctuations in the Company’s worldwide operations.

Any forward-looking statements should be considered in light of these factors. Greenbrier assumes no obligation to update or revise any forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements or if Greenbrier later becomes aware that these assumptions are not likely to be achieved.

Additional Information

Greenbrier is a reporting company and files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Stockholders may inspect and copy these materials at the Public Reference Room maintained by the SEC at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. Copies of the Company’s annual, quarterly and special reports will be available to stockholders without charge upon request to: Investor Relations, The Greenbrier Companies, Inc., One Centerpointe Drive, Suite 200, Lake Oswego, Oregon 97035.

Item 1. BUSINESS

Introduction

Greenbrier is a leading supplier of transportation equipment and services to the railroad and related industries. With operations in the United States, Canada, and Mexico, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, marine vessels and industrial forgings, and performs repair and refurbishment activities for both intermodal and conventional railcars. In addition to manufacturing, Greenbrier is engaged in complementary leasing & services activities. As of August 31, 2002, the lease fleet consists of approximately 50,000 owned or managed railcars. Greenbrier believes this fleet is among the larger non-railroad owned fleets in North America.

In August 2002, the Company’s Board of Directors committed to a plan to recapitalize operations in Europe, which consist of a railcar manufacturing plant in Swidnica, Poland and a railcar sales, design, and engineering operation in Siegen, Germany. The European operations have not met expectations for profitability nor return on capital invested resulting in the decision to discontinue those operations and refocus resources on North American operations. The Company is currently pursuing several options for recapitalization of European operations which include discussions with strategic investors, financial investors and members of European management and will proceed with the option that the Board of Directors believes will be most beneficial to Greenbrier’s shareholders. European operations are treated as discontinued operations for financial reporting purposes and accordingly are not included in any discussions of continuing operations.

Greenbrier is a Delaware corporation formed in 1981. The Company’s principal executive offices are located at One Centerpointe Drive, Suite 200, Lake Oswego, Oregon 97035, and its telephone number is (503) 684-7000.

Products and Services

Greenbrier currently operates in two primary business segments: manufacturing and leasing & services. The two business segments are operationally integrated. With operations in the United States, Canada, and Mexico, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, marine vessels and forged steel products and performs railcar refurbishment and maintenance activities. The leasing & services segment owns or manages approximately 50,000 railcars for railroads, institutional investors, and other leasing companies. In addition, the Company has operations in Europe that consists of a manufacturing facility and sales, design, and engineering office, which are being reported as discontinued operations.

Manufacturing

Intermodal Railcars

Intermodal transportation is the movement of cargo in standardized containers or trailers. Intermodal containers and trailers are generally freely interchangeable among railcar, truck, or ship, making it possible to move cargo in a single container or trailer from a point of origin to its final destination without the repeated loading and unloading of freight required by traditional shipping methods. A major innovation in intermodal transportation has been the articulated double-stack railcar, which transports stacked containers on a single platform. An articulated railcar is a unit comprised of up to five platforms, each of which is linked by a common set of wheels and axles.

The double-stack railcar provides significant operating and capital savings over other types of intermodal railcars. These savings are the result of (i) increased train density (two containers are carried within the same longitudinal space conventionally used to carry one trailer or container); (ii) a railcar weight reduction per container of approximately 50%; (iii) easier terminal handling characteristics; (iv) reduced equipment costs of approximately 30% over the cost of providing the same carrying capacity with conventional equipment; (v) better ride quality leading to reduced damage claims; and (vi) increased fuel efficiency resulting from weight reduction and improved aerodynamics. Greenbrier is the leading manufacturer of double-stack railcars with an estimated cumulative North American market share of approximately 60%.

Greenbrier’s comprehensive line of articulated and non-articulated double-stack railcars offers varying load capacities and configurations. Current double-stack products include:

Maxi-Stack® — The Maxi-Stack is a series of double-stack railcars that features the ride-quality and operating efficiency of articulated stack cars. The Maxi-Stack IV is a three-platform articulated railcar with 53-foot wells that can accommodate all current container sizes in all three wells. The Maxi-Stack I is a five-platform railcar with 40-foot wells that can carry either 20-foot or 40-foot containers in the wells with the ability to handle any size of container, up to 53-feet in length, on the top level. The Maxi-Stack AP is a three-platform all-purpose railcar that is more versatile than other intermodal cars because it allows the loading of either trailers or double-stack containers on the same platform.

Husky-Stack® — The Husky-Stack is a non-articulated (stand-alone) or draw bar connected series of double-stack railcars with the capability of carrying containers up to 42% heavier than a single Maxi-Stack platform. The All-Purpose Husky-Stack is a non-articulated version of the Maxi-Stack AP. Husky-Stack also provides a means to extend double-stack economics to small load segments and terminals.

Conventional Railcars

As a leading manufacturer of boxcars in North America, Greenbrier produces a wide variety of 110-ton capacity boxcars, which are used in the forest products, automotive, and general merchandise applications. In addition to boxcars, center partition cars, bulkhead flat cars, flat cars for automotive transportation, waste service flat cars, and various other conventional railcar types are manufactured. Greenbrier also produces a variety of covered hopper cars for the grain, cement, and plastics industries as well as gondolas and coil cars for the steel and metals markets. In December 2002, the Company will begin delivery of a variation on its traditional center partition design, the high capacity drop-deck center partition car. This railcar provides for significantly increased load factors as well as design features to reduce lading damage and enhance safety for load/unload personnel.

Rail Services — Repair and Refurbishment

Greenbrier is actively engaged in the repair and refurbishment of railcars for third parties, as well as its own leased and managed fleet. In certain situations, repair or refurbishment of the Company’s lease fleet is performed at unaffiliated facilities. Refurbishment and repair facilities are located in Portland and Springfield, Oregon; Cleburne and San Antonio, Texas; Finley, Washington; Atchison, Kansas; Golden, Colorado; Modesto, California; and Willow Springs, Illinois. In addition, Greenbrier has wheel reconditioning shops located in Portland, Oregon; Pine Bluff, Arkansas; Tacoma, Washington; and Sahagun, Mexico.

Greenbrier’s involvement in a major long-term wheel program with Union Pacific Railroad Company (Union Pacific) and a maintenance program with The Burlington Northern and Santa Fe Railway Company (BNSF) has provided a substantial base of work.

Marine Vessel Fabrication

The Portland, Oregon manufacturing facility, located on a deep water port on the Willamette River, includes marine facilities with the largest side-launch ways on the West Coast. The marine facilities also enhance steel plate burning and fabrication capacity providing flexibility for railcar production. Types of vessels manufactured include conventional deck barges, double-hull tank barges, railcar/deck barges, barges for aggregates and other heavy industrial products, and ocean-going dump barges. Recent deliveries of double-hull tank barges meet the requirements of The Oil Pollution Act of 1990.

Forging

Steel forgings weighing up to 100 tons are produced at the Nova Scotia industrial forge facility, one of the largest in North America. The forge produces custom parts for the oil and gas, hydroelectric and other heavy industries for customers in all parts of the world.

Leasing & Services

Greenbrier currently manages a fleet of approximately 50,000 railcars in North America, of which approximately 30% are owned with the remainder managed for institutional investors, railroads, and other leasing companies. Management services include equipment marketing and re-marketing, maintenance management, accounting, and administration. Greenbrier participates in both the finance and the operating lease segments of the market. Lease payments received under the non-cancelable lease terms of direct finance leases generally cover substantially all of the equipment cost. The aggregate non-cancelable rental payments for equipment placed under operating leases do not fully amortize the acquisition costs of the leased equipment. As a result, the Company is subject to the customary risk that it may not be able to sell or re-lease equipment after the operating lease term expires. However, the Company believes it can effectively manage the risks typically associated with operating leases due to its railcar expertise and its refurbishing and re-marketing capabilities. Most of the leases are “full service” leases, whereby Greenbrier is responsible for maintenance, taxes, and administration. The fleet is maintained, in part, through Greenbrier’s own facilities and engineering and technical staff.

Greenbrier manages the cost of maintenance and ensures cars are available for service under a multi-year maintenance agreement for 7,000 railcars owned by BNSF. Much of the preventative maintenance is performed at our rail services facilities.

Assets from the owned lease fleet are periodically sold to take advantage of market conditions, manage risk, and maintain liquidity.

The following table summarizes the lease fleet:

	Fleet Profile as of August 31, 2002(1)

	Owned	Managed	Total
	Units	Units	Units

Railcars Available for Revenue Service(2)	13,987	35,562	49,549
Railcar Equipment Held for Sale or Refurbishment	330	—	330

	14,317	35,562	49,879

Lessee Profile:
Class I Railroads	9,847	15,687	25,534
Non-Class I Railroads	1,705	10,737	12,442
Shipping Companies	830	1,679	2,509
Leasing Companies	286	7,273	7,559
Off-lease	1,319	186	1,505

Total Revenue Units	13,987	35,562	49,549

(1)	Each platform of a railcar is treated as a separate unit.

(2)	Percent of owned units on lease is 91%; average age of owned units is 22 years.

A substantial portion of the owned equipment in the lease fleet has been acquired through an agreement entered into in August 1990 with Southern Pacific Transportation Company, which has since merged with Union Pacific, to purchase and refurbish approximately 10,000 railcars between 1990 and 1997. The railcars were refurbished by Greenbrier or unaffiliated contract shops and placed on predominantly 10-year finance leases with Union Pacific. The leases contain a fixed-price purchase option exercisable upon lease expiration. Union Pacific has exercised the purchase option on approximately 2,700 railcars through August 31, 2002 and has notified Greenbrier of their intention to exercise this option on all remaining railcars in this program.

Discontinued operations

As previously discussed, the Company’s Board of Directors committed to a plan to recapitalize operations in Europe, which consist of a railcar manufacturing plant in Poland and a railcar sales, design, and engineering operation in Germany. The European product line, manufactured at the Polish facility and through a network of subcontractors, includes a comprehensive line of pressurized tank cars for liquid petroleum gas (LPG) and ammonia and non-pressurized tank cars for light oil, chemicals, and other products. A broad range of other types of freight cars, including flat cars, coil steel cars, coal cars, sliding wall cars, and rolling highway wagons are also manufactured.

Raw Materials and Components

Products manufactured at Greenbrier facilities require a supply of raw materials including steel and numerous specialty components such as brakes, wheels, and axles. Approximately 50% of the cost of each freight car represents specialty components purchased from third parties. Customers often specify particular components and suppliers of such components. Although the number of alternative suppliers of certain specialty components has declined in recent years, there are at least two suppliers for most such components. Inventory levels are continually monitored to ensure adequate support of production. Advance purchases are periodically made to avoid possible shortages of material due to capacity limitations of component suppliers and possible price increases. Binding long-term contracts with suppliers are not typically entered into as the Company relies on established relationships with major suppliers to ensure the availability of raw materials and specialty items. Fluctuations in the price of components and raw materials have not had a material effect on earnings and are not anticipated to have a material effect in the foreseeable future.

In 2002, approximately 50% of domestic requirements for steel were purchased from Oregon Steel Mills, Inc. and approximately 43% of the Canadian requirements were purchased from Algoma Steel, Inc. The top ten suppliers for all inventory purchases accounted for approximately 28% of total purchases, of which no supplier accounted for more than 10%. The Company maintains good relationships with its suppliers and has not experienced any significant interruptions in recent years in the supply of raw materials or specialty components.

In Europe, which is classified as discontinued operations, approximately 28% of European steel requirements were purchased from Kons-met, a Polish company.

Marketing and Product Development

A fully-integrated marketing and sales effort is utilized whereby Greenbrier seeks to leverage relationships developed in each of its manufacturing and leasing & services segments to provide customers with a diverse range of equipment and financing alternatives designed to satisfy a customer’s unique needs. These custom programs may involve a combination of railcar products and financing, leasing, refurbishing, and re-marketing services, depending on whether the customer is buying new equipment, refurbishing existing equipment, or seeking to outsource the maintenance or management of equipment.

Through customer relationships, insights are derived into the potential need for new products and services. Marketing and engineering personnel collaborate to evaluate opportunities and identify and develop new products. Research and development costs incurred for new product development for continuing operations during 2002, 2001, and 2000 were $1.0 million, $1.5 million, and $1.3 million. Discontinued European operations incurred research and development costs during 2002, 2001, and 2000 of $2.2 million, $1.9 million, and $1.0 million.

Customers and Backlog

Manufacturing and leasing & services customers include Class I railroads, regional and short-line railroads, other leasing companies, shippers, carriers, and other transportation companies.

The Company’s backlog as of:

	August 31,

	2002	2001	2000

Continuing operations:
New railcar backlog units(1)	4,200	2,900	6,600
Estimated value (in millions)	$210	$150	$350

Discontinued operations:
New railcar backlog units(1)	1,000	800	1,200
Estimated value (in millions)	$70	$50	$90

(1)	Each platform of a railcar is treated as a separate unit.

The backlog is based on customer purchase or lease orders that the Company believes are firm. Customer orders, however, may be subject to cancellation and other customary industry terms and conditions. Historically, little variation has been experienced between the number of railcars ordered and the number of railcars actually sold. The backlog is not necessarily indicative of future results of operations. Payment for railcars manufactured is typically received when the railcars are completed and accepted by a third-party customer.

In 2002, revenues from the two largest customers, BNSF and Union Pacific, accounted for approximately 34% and 7% of total revenues from continuing operations. Revenues from BNSF accounted for 31% of manufacturing revenues. Revenues from Union Pacific and BNSF accounted for approximately 24% and 19% of leasing & services revenues. No other customers accounted for more than 10% of total, manufacturing or leasing & services revenues.

Competition

Greenbrier is affected by a variety of competitors in each of its principal business activities. There are currently six major railcar manufacturers competing in North America. Two of these producers build railcars principally for their own fleets and four producers — Trinity Industries, Inc., Johnstown America Corp., National Steel Car, Ltd., and the Company — compete principally in the general railcar market. Some of these producers have substantially greater resources than the Company. Greenbrier competes on the basis of type of product, reputation for quality, price, reliability of delivery, and customer service and support.

In railcar leasing, principal competitors in North America include Bombardier Rail Capital, The CIT Group, First Union Rail, GATX Corporation, and General Electric Railcar Services.

Patents and Trademarks

Greenbrier pursues a proactive program for protection of intellectual property resulting from its research and development efforts and has obtained patent and trademark protection for significant intellectual property as it relates to its manufacturing business. The Company holds several United States and foreign patents of varying duration and has several patent applications pending.

Environmental Matters

The Company is subject to national, state, provincial, and local environmental laws and regulations concerning, among other matters, air emissions, wastewater discharge, solid and hazardous waste disposal, and employee health and safety. Greenbrier maintains an active program of environmental compliance and believes that its current operations are in material compliance with all applicable national, state, provincial, and local environmental laws and regulations. Prior to acquiring manufacturing facilities, the Company conducts investigations to evaluate the environmental condition of subject properties and negotiates contractual terms for allocation of environmental exposure arising from prior uses. Upon commencing operations at acquired facilities, the Company endeavors to implement environmental practices, which are at least as stringent as those mandated by applicable laws and regulations.

Environmental studies have been conducted of owned and leased properties that indicate additional investigation and some remediation may be necessary. The Portland, Oregon manufacturing facility is located on the Willamette River. The United States Environmental Protection Agency (the EPA) has classified portions of the river bed, including the portion fronting the facility, as a federal “national priority list” or “superfund” site due to sediment contamination. The Company and more than 60 other parties have received a “General Notice” of potential liability from the EPA. There is no indication that the Company has contributed to contamination of the Willamette River bed, although uses by prior owners of the property may have contributed. Nevertheless, this classification of the Willamette River may have an impact on the value of the Company’s investment in the property and has resulted in the Company initially bearing a portion of the cost of an EPA mandated remedial investigation. The cost of the investigation is currently not determinable. However, some or all of any such outlay may be recoverable from responsible parties. The Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways on the river, and classification as a superfund site could result in some limitations on future dredging and launch activity. The outcome of such actions cannot be estimated. Management believes that the Company’s operations adhere to sound environmental practices, applicable laws and regulations.

Regulation

The Federal Railroad Administration (the FRA) in the United States and Transport Canada in Canada administer and enforce laws and regulations relating to railroad safety. These regulations govern equipment and safety appliance standards for freight cars and other rail equipment used in interstate commerce. The Association of American Railroads (the AAR) promulgates a wide variety of rules and regulations governing the safety and design of equipment, relationships among railroads with respect to railcars in interchange, and other matters. The AAR also certifies railcar builders and component manufacturers that provide equipment for use on North American railroads. The effect of these regulations is that the Company must maintain its certifications with the AAR as a railcar builder and component manufacturer, and products sold and leased by the Company in North America must meet AAR, Transport Canada, and FRA standards.

In Europe, many countries have deregulated their railroads, and the privatization process is underway. However, each country currently has its own regulatory body with different certification requirements.

Executive Officers of the Company

The following are the executive officers of the Company:

Alan James, 72, is Chairman of the Board of Directors of Greenbrier, a position he has held since 1994. Mr. James was President of Greenbrier, or its predecessor company, from 1974 to 1994.

William A. Furman, 58, is President, Chief Executive Officer and a director of Greenbrier, positions he has held since 1994. Mr. Furman is also Managing Director of TrentonWorks Limited, a manufacturing subsidiary. Mr. Furman was Chief Executive Officer of Gunderson Inc., a manufacturing subsidiary, from 1990 to 2000 and was Vice President of Greenbrier, or its predecessor company, from 1974 to 1994. Mr. Furman serves as a director of Schnitzer Steel Industries, Inc., a steel recycling and manufacturing company.

C. Bruce Ward, 72, is Chairman of the Board of Directors of Gunderson Inc. and has served as a director of the Company since 1994. Mr. Ward has served as Chairman of Gunderson Inc. since 1990 and was President and Chief Executive Officer from 1985 to 1989. Mr. Ward serves as a director of Stimson Lumber Company, a privately-held forest products company.

A. Daniel O’Neal, 66, has been a director of Gunderson Inc. since 1985 and has served as a director of the Company since 1994. From 1973 until 1980, Mr. O’Neal served as a commissioner of the Interstate Commerce Commission and, from 1977 until 1980, served as Chairman. From 1989 until 1996, he was Chief Executive Officer and owner of a freight transportation services company. He has been Chairman of Washington State’s Freight Mobility Board since being appointed by the Governor in 1998.

Robin D. Bisson, 48, has been Senior Vice President Marketing and Sales since 1996 and President of Greenbrier Railcar, Inc., a subsidiary that engages in railcar leasing, since 1991. Mr. Bisson was Vice President of Greenbrier Railcar, Inc. from 1987 to 1991 and has been Vice President of Greenbrier Leasing Corporation, a subsidiary that engages in railcar leasing, since 1987.

William L. Bourque, 55, has held the position of Vice President International Marketing since April 1999. Prior to that appointment, he served as Vice President Marketing of Greenbrier Leasing Corporation and Vice President of Greenbrier Intermodal. Mr. Bourque has been with Greenbrier since 1986 and was formerly employed by Southern Pacific Transportation Company.

Larry G. Brady, 63, is Senior Vice President and Chief Financial Officer of the Company. Prior to becoming Senior Vice President in 1998, he was Vice President and Chief Financial Officer since 1994. Mr. Brady has been Senior Vice President of Greenbrier Leasing Corporation since he joined the Company in 1991. From 1974 to 1990, he was a partner with Touche Ross & Co. (which subsequently became Deloitte & Touche LLP).

Mark J. Rittenbaum, 45, is Senior Vice President and Treasurer of the Company, a position he has held since 2001. Prior to becoming Senior Vice President, he was Vice President and Treasurer since 1994. Mr. Rittenbaum is also Vice President of Greenbrier Leasing Corporation and Greenbrier Railcar, Inc., positions he has held since 1993 and 1994.

James T. Sharp, 48, has been Vice President of Marketing and Operations of the Company since 1999 and was Vice President of Sales from 1996 to 1999. Prior to his service with the Company, Mr. Sharp was Vice President of Sales at USL Capital, a railcar leasing subsidiary of Ford Motor Co.

Timothy A. Stuckey, 52, has been President of Gunderson Rail Services Inc., the repair and refurbishment subsidiary, since May 1999, prior to which he served as Assistant Vice President of Greenbrier Leasing Corporation since 1987.

Norriss M. Webb, 62, is Executive Vice President and General Counsel of the Company, a position he has held since 1994. He is also Vice President, Secretary, and a director of Gunderson Inc. Mr. Webb was Vice President of the Company from 1981 to 1994.

L. Clark Wood, 60, has been President of Manufacturing Operations since April 1998, Chief Executive Officer and a director of Gunderson Inc. since 2000, and Chief Executive Officer of TrentonWorks Limited since June 1995. Mr. Wood was President of Gunderson from 1990 to 1999 and was Vice President and Director of Railcar Sales at Trinity Industries, Inc., a railroad freight car manufacturer, from 1985 to 1990.

Executive officers are designated by the Board of Directors. There are no family relationships among any of the executive officers of the Company. Mr. James and Mr. Furman have entered into a Stockholders’ Agreement, which expires in July 2004, pursuant to which they have agreed, among other things, to vote as directors to elect Mr. Furman as President and Chief Executive Officer of the Company, Mr. James as Chairman of the Board of Directors, and certain persons as executive officers and each to vote for the other and for the remaining existing directors in electing directors of the Company.

Employees

As of August 31, 2002, Greenbrier had 2,287 full-time employees engaged in continuing operations, consisting of 2,194 employees in railcar and marine manufacturing and railcar services, and 93 employees in leasing & services activities. A total of 648 employees at the manufacturing facility in Trenton, Nova Scotia, Canada are covered by collective bargaining agreements. As of August 2002, 762 employees were engaged in discontinued European operations. At the manufacturing facility in Swidnica, Poland, 365 employees are covered by collective bargaining agreements that can be terminated by either party with three months notice. A stock incentive plan and a stock purchase plan are available for all North American employees. A discretionary bonus program is maintained for salaried and most hourly employees not covered by collective bargaining agreements. Greenbrier believes that its relations with its employees are generally good.

Item 2. PROPERTIES

The Company operates at the following facilities in North America and Europe as of August 31, 2002:

Description

Description	Size	Location	Status

Railcar and marine manufacturing facility and wheel reconditioning shop	63 acres including 907,000 sq. ft. of manufacturing space and a 750-ft. side-launch ways for launching ocean going vessels	Portland, Oregon	Owned

Railcar manufacturing and forge facility	100 acres with 800,000 sq. ft. of manufacturing space as well as a forge facility	Trenton, Nova Scotia, Canada	Owned

Railcar manufacturing and wheel reconditioning shop	461,991 sq. ft. of manufacturing space, which includes a 152,245 sq. ft. wheel reconditioning shop	Sahagun, Mexico	Leased(1)

Railcar repair facility	70 acres	Cleburne, Texas	Leased

Railcar repair facility	40 acres	Finley, Washington	Leased

Railcar repair facility	18 acres	Atchison, Kansas	Owned

Railcar repair facility	5.4 acres	Springfield, Oregon	Leased

Railcar repair facility	.9 acres	Modesto, California	Leased

Railcar repair facility	3.3 acres	Golden, Colorado	Leased

Wheel reconditioning shop	5.6 acres	Tacoma, Washington	Leased

Wheel reconditioning shop	.5 acres	Pine Bluff, Arkansas	Leased

Executive offices, railcar marketing and leasing activities	37,000 sq. ft	Lake Oswego, Oregon	Leased

Railcar manufacturing facility	88 acres with 676,000 sq. ft. of manufacturing space	Swidnica, Poland	Owned(2)

(1)	The property in Sahagun, Mexico is leased from Bombardier Transportation, Greenbrier’s joint venture partner. The facility was shut down in January 2002 and the Company is reviewing the status of this facility as it examines costs and industry demand for the railcar types produced among its three North American new railcar production facilities.

(2)	The property in Swidnica, Poland is included in the assets that are categorized as discontinued operations.

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

Item 3. LEGAL PROCEEDINGS

From time to time, Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. The most significant litigation is as follows.

Litigation was initiated in 1998 in the Ontario Court of Justice in Toronto, Ontario by former shareholders of Interamerican Logistics, Inc. (Interamerican), which was acquired in the fall of 1996. The plaintiffs allege that Greenbrier violated the agreements pursuant to which it acquired ownership of Interamerican and seek damages aggregating $4.5 million Canadian.

Litigation was initiated in November 2001 in the Superior Court of British Columbia in Vancouver, British Columbia by a customer, BC Rail Partnership, alleging breach of contract and negligent manufacture and design of railcars which were involved in a derailment. Damages have not been quantified.

Litigation was initiated in August 2002 in the United States District Court for the District of Delaware by National Steel Car, Ltd. (NSC), a competitor, alleging that a drop-deck center partition railcar being marketed and sold by Greenbrier violates a NSC patent. Related litigation was also brought at the same time in United States District Court for the Eastern District of Pennsylvania by NSC against a Greenbrier customer, Canadian Pacific Railway. Greenbrier has assumed the defense on that action.

Management contends all the claims are without merit and intends to vigorously defend its position. Accordingly, management believes that any ultimate liability resulting from the above litigation will not materially affect the financial position, results of operations or cash flows of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Greenbrier’s common stock has been traded on the New York Stock Exchange under the symbol GBX since July 14, 1994. There were approximately 500 holders of record of common stock as of October 31, 2002. The following table shows the reported high and low sales price of Greenbrier’s common stock on the New York Stock Exchange.

	High	Low

2002
Fourth quarter	$7.90	$6.15
Third quarter	$7.45	$6.71
Second quarter	$7.58	$6.68
First quarter	$8.43	$7.37
2001
Fourth quarter	$9.55	$8.30
Third quarter	$9.85	$8.15
Second quarter	$10.30	$8.13
First quarter	$10.19	$8.13

A dividend of $.06 per share was declared in November 2001 and paid in December 2001. No other dividends were paid during the fiscal year. Cash dividends of $.09 per share were paid quarterly in 2001. There is no assurance as to the payment of future dividends as they are dependent upon future earnings, capital requirements, and the financial condition of the Company.

Equity Compensation Plan Information

The following table provides certain information as of August 31, 2002 with respect to the Company’s equity compensation plans under which equity securities of the Company are authorized for issuance.

	Number of securities to be		Number of securities remaining
	issued upon exercise of	Weighted average exercise	available for future issuance under
	outstanding options,	price of outstanding options,	equity compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in the first column)

Equity compensation plans approved by security holders(1)	629,250(3)	$10.26	429,500
Equity compensation plans not approved by security holders(2)	—	—	—

(1)	Includes the Stock Incentive Plan of 1994 Plan (the 1994 Plan), the Stock Incentive Plan — 2000 (the 2000 Plan), and James-Furman Supplemental Stock Option Plan (the James-Furman Plan).

(2)	The Company has no equity compensation plan that has not been authorized by its stockholders.

(3)	Includes 569,250 shares issued under the 1994 Plan and the 2000 Plan, in the aggregate, and 60,000 shares issued under the James-Furman Plan.

Item 6. SELECTED FINANCIAL DATA

YEARS ENDED AUGUST 31,

(In thousands, except per share data)	2002		2001	2000	1999		1998

Statement of Operations Data
Revenue:
Manufacturing	$231,810		$427,841	$488,672	$500,128		$451,706
Leasing & services	73,819		80,986	91,189	98,171		88,655

	$305,629		$508,827	$579,861	$598,299		$540,361

Earnings (loss) from continuing operations	$(4,164	)(2)	$7,629	$21,116	$23,673	(3)	$20,332	(5)
Loss from discontinued operations (net of tax)(1)	(21,930)		(6,510)	(6,762)	(3,254)		—
Extraordinary charge for debt refinancing	—		—	—	(938)		—

Net earnings (loss)	$(26,094)		$1,119	$14,354	$19,481		$20,332

Basic earnings (loss) per common share:
Continuing operations	$(.30)		$.54	$1.48	$1.66		$1.43
Net earnings (loss)	$(1.85)		$.08	$1.01	$1.37		$1.43
Diluted earnings (loss) per common share:
Continuing operations	$(.30)		$.54	$1.48	$1.66		$1.42
Net earnings (loss)	$(1.85)		$.08	$1.01	$1.36		$1.42
Weighted average common shares outstanding:
Basic	14,121		14,151	14,227	14,254		14,203
Diluted	14,121		14,170	14,241	14,294		14,346
Cash dividends paid per share	$.06		$.36	$.36	$.39	(4)	$.24
Balance Sheet Data
Cash and cash equivalents(7)	$58,777		$74,547	$7,206	$76,935		$57,909
Inventories(7)	$56,868		$54,191	$116,097	$87,780		$79,849
Leased equipment(6)(7)	$221,116		$253,702	$246,854	$236,410		$256,509
Property, plant, and equipment(7)	$58,292		$64,264	$66,150	$60,972		$49,452

Total Assets	$527,446		$608,045	$584,109	$550,716		$505,489

Debt:(7)
Revolving	$3,571		$7,856	$8,083	$—		$—
Term	136,577		168,703	150,727	161,401		147,876

	$140,148		$176,559	$158,810	$161,401		$147,876

Capital base:
Subordinated debt	$27,069		$37,491	$37,748	$37,788		$37,932
Minority interest	4,898		4,898	4,898	12,260		9,783
Stockholders’ equity	103,139		134,109	141,615	134,163		121,370

	$135,106		$176,498	$184,261	$184,211		$169,085

(1)	Consists of the European operations. See discussion of discontinued operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements.

(2)	Includes $1.1 million of special charges related to a restructuring plan to reduce operating expenses.

(3)	Includes earnings of $1.1 million resulting from the resolution of certain matters on a leasing contract that began in 1990.

(4)	Includes regular dividend of $0.27 per common share and special dividend of $0.12 per common share.

(5)	Includes a gain of $1.3 million resulting from exiting the trailer and container leasing operation more favorably than anticipated.

(6)	Includes investment in direct finance leases and equipment on operating leases.

(7)	Amounts relate to continuing operations.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Greenbrier currently operates in two primary business segments: manufacturing and leasing & services. The two business segments are operationally integrated. With operations in the United States, Canada, and Mexico, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, marine vessels and forged steel products and performs railcar refurbishment and maintenance activities. The leasing & services segment owns or manages approximately 50,000 railcars for railroads, institutional investors, and other leasing companies.

In August 2002, the Company’s Board of Directors committed to a plan to recapitalize operations in Europe which consist of a railcar manufacturing plant in Poland and a railcar sales, design and engineering operation in Germany. Accordingly, the Company has classified its European operations as discontinued operations, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The assets, liabilities, operating results and cash flows related to the discontinued operations, are presented as a single line item in the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows. Future operating results will also be presented as a single line item in the Consolidated Statements of Operations.

Railcars are generally manufactured under firm orders from third parties, and revenue is recognized when the railcars are completed and accepted by the customer. To maintain continuity of manufacturing operations, Greenbrier also manufactures railcars prior to receipt of firm orders and may also build railcars for its own lease fleet. Railcars produced in a given period may be delivered in subsequent periods, delaying revenue recognition. Revenue does not include sales of new railcars to, or refurbishment services performed for, the leasing & services segment since intercompany transactions are eliminated in preparing the Consolidated Financial Statements. The margin generated from such sales or refurbishment activity is realized by the leasing & services segment over the related life of the asset or upon sale of the equipment to a third party.

Overview

Total revenues from continuing operations were $305.6 million, $508.8 million, and $579.9 million for the years ended August 31, 2002, 2001, and 2000. Loss from continuing operations for 2002 was $4.2 million, or $.30 per diluted common share, while 2001 earnings from continuing operations were $7.6 million, or $.54 per diluted common share, and 2000 earnings from continuing operations were $21.1 million, or $1.48 per diluted common share.

The loss from discontinued operations was $21.9 million, $6.5 million, and $6.8 million for the years ended August 31, 2002, 2001, and 2000. See discussion of results of discontinued operations.

Results of Continuing Operations

The discussion of results of continuing operations excludes the results of European operations for all periods presented.

Manufacturing Segment

Manufacturing revenues include results from new railcar, marine, forge, refurbishment, and maintenance activities. New railcar delivery and backlog information disclosed herein includes all North American facilities, including the Mexican joint venture that is accounted for by the equity method.

Manufacturing revenues were $231.8 million, $427.8 million, and $488.7 million for the years ended 2002, 2001, and 2000. Manufacturing revenues decreased $196.0 million, or 45.8%, in 2002 from 2001 due to fewer deliveries resulting from a cyclical downturn in the North American railcar market, a change in product mix to units with a lower sales value, and competitive pressure on prices. Manufacturing revenues decreased $60.9 million, or 12.5%, in 2001 from 2000 due to a lower sales value per unit product mix and competitive pricing pressures. Deliveries of new railcars, which are the primary source of revenue, were approximately 3,300 in 2002, 7,300 in 2001, and 7,400 in 2000. As a result of the downturn in the North American market, the Canadian railcar manufacturing facility was temporarily shut down for five months during the year and re-opened in May 2002. The Mexican railcar manufacturing facility, accounted for by the equity method, was shut down in January 2002 and the Company is reviewing the status of this facility as it examines costs and industry demand for the railcar types produced among its three North American new railcar production facilities.

As of August 31, 2002, the backlog of new railcars to be manufactured for sale and lease at North American facilities was approximately 4,200 railcars with an estimated value of $210 million compared to 2,200 railcars valued at $110 million as of May 31, 2002. Subsequent to year end the Company has received orders in North America for approximately 1,500 railcars valued at $90 million. The Company’s backlog has increased to its highest level since November 2000. The North American railcar industry backlog has also increased significantly from 9,000 units at June 30, 2002 to 15,000 units at September 30, 2002.

Manufacturing gross margin decreased to 6.3% in 2002 from 8.0% in 2001 due to competitive pressures on pricing, inefficiencies associated with slower production rates, and the overhead associated with a plant that was temporarily shut down for five months of the year. The effects of increased competition on selling prices and production issues on certain car types were also the cause of the decline from 12.2% in 2000 to 8.0% in 2001. Factors influencing cost of revenue and gross margin in a given period include order size (which affects economies of plant utilization), product mix, changes in manufacturing costs, product pricing, and currency exchange rates.

Leasing & Services Segment

Leasing & services revenues were $73.8 million, $81.0 million, and $91.2 million for the years ended 2002, 2001, and 2000. The decrease in leasing & services revenue is due to a number of factors including maturation of the direct finance lease portfolio, increased pressure on lease rates resulting from the cyclical downturn in the North American railcar market, and a reduction in gains on sale of equipment from the lease fleet.

A substantial portion of the owned equipment in the lease fleet has been acquired through an agreement entered into in August 1990 with Southern Pacific Transportation Company, which has since merged with Union Pacific, to purchase and refurbish approximately 10,000 railcars between 1990 and 1997. The railcars were refurbished by Greenbrier or unaffiliated contract shops and placed on predominantly 10-year finance leases with Union Pacific. The leases contain a fixed price purchase option exercisable upon lease expiration. Union Pacific has exercised the purchase option on approximately 2,700 railcars through August 31, 2002 and has notified Greenbrier of their intention to exercise this option on all remaining railcars in this program. As these leases mature over the next five years, the related leasing revenue will continue to decline. Revenue is expected to be replaced by growth of the lease fleet and the addition of management and other services.

Leasing & services operating margin, as a percentage of revenue, was 39.5% in 2002 compared to 46.5% in 2001 and 48.8% in 2000. The decline in margins is the result of maturation of the direct finance lease portfolio and competitive and economic pressure on lease renewal rates. The utilization of the owned lease fleet was 90.6% for 2002, 92.6% for 2001, and 90.4% for 2000.

Pre-tax earnings realized on the disposition of leased equipment amounted to $0.9 million during 2002 compared to $1.4 million in 2001 and $4.5 million in 2000. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk, and maintain liquidity.

A portion of leasing & services revenue is derived from utilization leases, under which “car hire” is earned. Car hire is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Until 1992, the Interstate Commerce Commission directly regulated car hire rates by prescribing a formula for calculating these rates. Government regulation of car hire rates continues, but the system of prescribed rates has been superseded by a system known as deprescription. January 1, 2003 will end a ten-year period used to phase in this new system.

Deprescription is a system whereby railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration either the owner’s or user’s rate is selected and that rate becomes effective for a one-year period.

There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue for Greenbrier. Car hire revenue amounted to $23.1 million, $23.5 million, and $25.8 million in 2002, 2001, and 2000.

Other costs

Selling and administrative expense was $30.0 million, $38.6 million, and $46.3 million in 2002, 2001, and 2000. The $8.6 million decrease from 2001 to 2002 is due primarily due to continued cost reduction measures, including reductions in work force, consolidations of facilities, and elimination or reduction of non-essential costs. The $7.7 million decrease from 2000 to 2001 is due primarily to cost reduction measures, which include decreases in incentive compensation and other employee-related costs, consolidation of facilities, reductions in work force, and other costs somewhat offset by increased research and development expense.

Pre-tax special charges of $1.9 million were incurred during 2002 for severance costs associated with North American operations and legal and professional fees incurred at the corporate level to evaluate European operations.

Interest expense decreased $3.0 million, or 16.2%, to $15.5 million for 2002 as compared to $18.5 million in 2001 as a result of scheduled paydowns of debt and lower outstanding debt balances. Interest expense decreased $1.1 million, or 5.6%, to $18.5 million for 2001 as compared to $19.6 million in 2000 as a result of scheduled paydowns of debt offset by interest on new borrowings at more favorable rates.

Income tax expense or benefit for all periods presented represents an effective tax rate of 42.0% on United States operations and varying effective tax rates on foreign operations. The effective tax rate for continuing operations was 56.6% for 2002. The consolidated effective tax rate for 2001 and 2000 was 45.1% and 41.8%. The fluctuations in effective tax rates are due to the geographical mix of pre-tax earnings and losses.

Equity in loss of the Mexican joint venture increased $1.9 million for 2002 as compared to 2001 as a result of the shutdown of the plant for eight months of the year in response to reduced demand for railcars. The Company is reviewing the status of this facility as it examines costs and industry demand for the railcar types produced among its three North American new railcar production facilities. Equity in earnings of this joint venture decreased $1.7 million for 2001 as compared to 2000 as a result of lower deliveries and production inefficiencies resulting from lower production rates and new car types. The joint venture agreement provides that when certain conditions are met either party can request that the joint venture be dissolved. Such conditions have been met, however, management believes it is not the current intent of either party to make such a request.

Liquidity and Capital Resources

Greenbrier has been financed through cash generated from operations and borrowings. In 2002, cash decreased $15.8 million to $58.8 million. Cash usage during the year was primarily for scheduled paydowns of debt.

All amounts originating in foreign currency have been translated at the August 31, 2002 exchange rate for the following discussion. Credit facilities for continuing operations aggregated $116.1 million as of August 31, 2002. Available borrowings under the credit facilities are principally based upon defined levels of receivables, inventory and leased equipment, which at August 31, 2002 levels would provide for maximum borrowing of $83.3 million, of which $3.6 million is outstanding. A $60.0 million revolving line of credit is available through January 2004 to provide working capital and interim financing of equipment for the leasing & services operations. A $40.0 million line of credit to be used for working capital is available through March 2003 for United States manufacturing operations. A $16.1 million line of credit is available through August 2003 for working capital for Canadian manufacturing operations. Advances under the lines of credit bear interest at rates that vary depending on the type of borrowing and certain defined ratios. At August 31, 2002, there were no borrowings outstanding under the United States manufacturing and leasing & services lines while the Canadian manufacturing line had $3.6 million outstanding.

The Company did not meet interest coverage, debt to equity, and minimum net worth covenants relating to certain corporate and European debt and has received waivers for the year ended August 31, 2002. The Company also did not meet a debt to equity covenant relating to certain Canadian debt and has received a waiver for the year ended August 31, 2002.

The Company has guaranteed certain obligations relating to European discontinued operations consisting of $7.6 million in notes payable, $25.1 million in revolving credit facilities, of which $22.2 million was outstanding at August 31, 2002, and $15.9 million in bank and third party performance and warranty guarantee facilities, of which $12.1 million has been utilized at year end. To date no amounts have been drawn under these guarantees. These revolving credit facilities principally mature in December 2002 and the Company is currently in negotiations for renewal of such facilities. A European subsidiary did not meet a minimum net worth covenant and did not receive a waiver relating to $15.6 million of its revolving credit facilities.

In 1990, an agreement was entered into for the purchase and refurbishment of approximately 10,000 used railcars. The agreement provides that the seller will receive a percentage of defined earnings of a subsidiary, and further defines the period when such earnings are to be paid. Such amounts, referred to as participation, are accrued when earned and charged to leasing & services cost of revenue. Unpaid amounts are included in accrued liabilities and deferred participation in the Consolidated Balance Sheets. Participation expense was $4.8 million, $6.8 million, and $9.7 million in 2002, 2001, and 2000. Payment of participation was $4.8 million in 2002 and is estimated to be $7.6 million in 2003, $20.0 million in 2004, $16.2 million in 2005, $11.5 million in 2006, and $8.8 million in 2007 with the remaining balance of $3.8 million due after 2007.

The Company has entered into contingent rental assistance agreements, aggregating $21.0 million, on certain railcars subject to leases, that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from three to ten years. An expense is recorded and a liability established when a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the years ended August 31, 2002 and 2001, $1.6 million and $0.2 million was recorded as expense to cover estimated obligations of which $1.1 million is remaining as a liability at August 31, 2002.

Capital expenditures for continuing operations totaled $21.4 million, $70.1 million, and $87.1 million in 2002, 2001, and 2000. Of these capital expenditures, approximately $18.4 million, $62.2 million, and $74.3 million, in 2002, 2001, and 2000 were attributable to leasing & services operations. Leasing & services capital expenditures for 2003 are expected to be approximately $23.0 million. Greenbrier regularly sells assets from its lease fleet, some of which may have been purchased within the current year and included in capital expenditures.

Approximately $3.0 million, $7.9 million, and $12.8 million of capital expenditures for 2002, 2001, and 2000 were attributable to manufacturing operations. Capital expenditures for manufacturing additions are expected to be approximately $7.0 million in 2003 and will be limited to expenditures necessary to further enhance efficiencies.

Foreign operations give rise to risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. No provision has been made for credit loss due to counterparty non-performance.

A dividend of $0.06 per share was paid in December 2001. No other dividends have been declared for the year, consistent with the Company’s policy to manage for cash flow and liquidity in light of present market conditions and results of operations. Quarterly dividends of $0.09 per share were paid during fiscal years 2001 and 2000. Future dividends are dependent upon the market outlook as well as earnings, capital requirements, and the financial condition of the Company.

Certain loan covenants restrict the transfer of funds from subsidiaries to the parent company in the form of cash dividends, loans, or advances. The restricted net assets of subsidiaries amounted to $96.7 million as of August 31, 2002. Consolidated retained earnings of $7.2 million at August 31, 2002 were restricted as to the payment of dividends. Management expects existing funds and cash generated from operations, together with borrowings under existing credit facilities and long term financing, to be sufficient to fund dividends, if any, working capital needs, planned capital expenditures, and expected debt repayments for the foreseeable future.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles requires judgment on the part of management to arrive at estimates and assumptions on matters that are inherently uncertain. These estimates may affect the amounts of assets, liabilities, revenues, and expenses reported in a given period. Estimates and assumptions are periodically evaluated and may be adjusted in future periods.

Warranty accruals are established at the time of sale of new railcars to cover estimated warranty costs for a defined warranty period. The estimated warranty cost is based on historical warranty claims for that particular car type. For new product types without a warranty history, preliminary estimates are based on historical information for similar car types. The warranty accrual is periodically reviewed and updated based on warranty trends.

The Company is responsible for maintenance on a portion of the managed and owned lease fleet whereby the terms of the maintenance obligation are defined in the underlying lease or management agreement. The estimated liability is based on maintenance histories for each type and age of car. The liability is periodically reviewed and updated based on maintenance trends and known future repair or refurbishment requirements.

When changes in circumstances indicate the carrying amount of long-lived assets may not be recoverable, the assets are evaluated for impairment. If the evaluation, which consists of comparing forecast undiscounted future cash flows associated with these assets with the carrying values of the assets, indicates the carrying value will not be recovered from future cash flows, the Company will recognize an impairment loss to reduce the assets to estimated fair market value.

Railcars are generally manufactured under firm orders from third parties. Revenue is recognized when the railcars are completed and accepted by an unaffiliated customer. Direct finance lease revenue is recognized over the lease term in a manner that produces a constant rate of return on the net investment in the lease. Operating lease revenue is recognized as earned under the lease terms. Certain leases are operated under car hire arrangements whereby revenue is earned based on utilization car hire rates and terms specified in the lease agreement. Car hire revenue is reported from a third party source two months in arrears, however such revenue is accrued in the month earned based on estimates of use from historical activity and is adjusted to actual car hire earned as reported.

The adjustment of net assets of the European operations to estimated net realizable value is based upon various options that management believes could occur. The nature and type of transaction ultimately negotiated may vary from these options causing the actual results to differ from the amount recorded on the financial statements.

For financial reporting purposes, the Company estimates its income tax expense based on its planned tax return filings. The amounts anticipated to be reported in those filings may change between the time the financial statements are prepared and the time the tax returns are filed. Further, because tax filings are subject to review by taxing authorities, there is also the risk that a position taken on a tax return may be challenged by a taxing authority. If the taxing authority is successful in asserting their position, differences in tax expense or between current and deferred tax items may arise in future periods. Such differences would be reflected in the financial statements when management considers them probable of occurring and the amount reasonably estimable. Greenbrier may also provide, if necessary, valuation allowances against deferred tax assets if the realization of such assets is not more likely than not. Management’s estimates of the Company’s ability to realize deferred tax assets is based on the information available at the time the financial statements are prepared and may include estimates of future income and other assumptions that are inherently uncertain.

Contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

Prospective Accounting Changes

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market values as necessary. This statement is effective for the Company’s fiscal year beginning September 1, 2002, and is not expected to have a material impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses the financial accounting and reporting issues associated with exit and disposal activities and generally requires that costs associated with such exit or disposal activities are recognized as incurred rather than at the date a company commits to an exit or disposal activity. SFAS No. 146 will be effective for exit or disposal activities, if any, initiated after December 31, 2002.

Initial Adoption of Accounting Policies

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company adopted the provisions of SFAS No. 144 for the year ended August 31, 2002. See Note 3 to the Consolidated Financial Statements and discussion of results of discontinued operations below.

Results of Discontinued Operations

The Company currently has operations in Europe, which include a railcar manufacturing plant in Poland and a railcar sales, design, and engineering operation in Germany.

During the quarter ended February 28, 2002, the Company implemented a restructuring plan to consolidate offices, decrease operating expenses, and reduce the scale of European operations as part of efforts to achieve profitability in Europe. The plan resulted in terminations of 133 employees in Europe. The $2.3 million pre-tax cost associated with this restructuring is included in loss from discontinued operations as special charges. In addition, it was determined that the carrying amount of certain assets exceeded their estimated fair market value which resulted in a $14.8 million pre-tax impairment write-down of European railcar designs and patents. This impairment charge is also included in special charges.

In August 2002, the Company’s Board of Directors determined that even with the restructuring actions that had been previously implemented, the European operations were not likely to meet expectations for profitability nor return on the Company’s investment. Accordingly, the Board of Directors committed to a plan to recapitalize operations in Europe. As a result, the European operations are accounted for as discontinued operations, and accordingly, the financial results have been removed from the Company’s results of continuing operations for all periods presented. In connection with the plan a $14.8 million pre-tax charge was recorded to adjust the net assets of the European operations to estimated realizable value.

The Company is currently pursuing several options for recapitalization of European operations which include discussions with strategic investors, financial investors and members of European management and will proceed with the option that the Board of Directors believes will be most beneficial to Greenbrier’s shareholders.

Summarized results of operations related to discontinued operations are:

	Years ended August 31,

(in thousands)	2002	2001	2000

Revenue	$61,695	$85,170	$39,568
Cost of revenue	60,770	76,954	37,519

Margin	925	8,216	2,049
Selling and administrative expense	9,050	10,989	7,940
Interest expense	3,542	3,778	1,528
Special charges	17,129	—	—

Loss from operations	(28,796)	(6,551)	(7,419)
Estimated loss from discontinued operations	(14,776)	—	—

Loss before income taxes and minority interest	(43,572)	(6,551)	(7,419)
Income tax benefit (expense)	21,515	(3)	—
Minority interest	127	44	657

Loss from discontinued operations	$(21,930)	$(6,510)	$(6,762)

Revenues declined 27.6% from $85.2 million in 2001 to $61.7 million in 2002 as a result of lower deliveries due to a cyclical downturn in the European railcar market and a delay in receiving final certification on a certain car type, deferring recognition of $26.9 million of revenue. Certification was obtained in October 2002. New railcar deliveries in Europe were approximately 850 in 2002, 1,200 in 2001, and 700 in 2000. Increases in revenue from $39.6 million in 2000 to $85.2 million in 2001 were the result of the acquisition of the German operations in January 2000.

Margin decreased to 1.5% in 2002 from 9.6% in 2001 as the result of a lower margin product mix and the impact of lower production rates on overhead absorption. Increases from 2000 to 2001 of 5.2% to 9.6% were due to the higher production rates due to the acquisition of operations in Germany in 2000 and higher margin car types.

Selling and administrative expense decreased in 2002 as compared to 2001 due to cost reduction measures implemented as part of a restructuring in February 2002. Increases from 2000 to 2001 were the result of the acquisition of operations in Germany in January 2000.

Capital expenditures for discontinued operations totaled $0.6 million, $3.2 million, and $6.7 million in 2002, 2001, and 2000.

The Company did not meet interest coverage, debt to equity, and minimum net worth covenants relating to certain corporate and European debt and has received waivers for the year ended August 31, 2002.

The Company has guaranteed certain obligations relating to European discontinued operations consisting of $7.6 million in notes payable, $25.1 million in revolving credit facilities, of which $22.2 million was outstanding at August 31, 2002, and $15.9 million in bank and third party performance and warranty guarantee facilities, of which $12.1 million has been utilized at year end. To date no amounts have been drawn under these guarantees. These revolving credit facilities principally mature in December 2002 and the Company is currently in negotiations for renewal of such facilities. A European subsidiary did not meet a minimum net worth covenant and did not receive a waiver relating to $15.6 million of its revolving credit facilities.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

In addition to the United States, Greenbrier has operations in Canada, Germany, and Poland. The operations in these foreign countries conduct business in their local currencies as well as other regional currencies. To mitigate its exposure to transactions denominated in currencies other than the functional currency of each entity, Greenbrier enters into forward exchange contracts to protect its margin on a portion of its forecast foreign currency sales. At August 31, 2002, $64.3 million of forecast sales were hedged by forward exchange contracts. Because of the variety of currencies in which purchases and sales are transacted, it is not possible to predict the impact of a movement in foreign currency exchange rates on future operating results. However, Greenbrier intends to continue to mitigate its exposure to foreign exchange gains or losses.

In addition to Greenbrier’s exposure to transaction gains or losses, the Company is also exposed to foreign currency exchange risk related to the net asset position of its foreign subsidiaries. At August 31, 2002, the net assets of foreign subsidiaries aggregated $0.8 million. At August 31, 2002, a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of $0.1 million, less than .1% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

Interest Rate Risk

At August 31, 2002, Greenbrier’s exposure to interest rate risk is limited since 85% of the Company’s debt has fixed interest rates. The Company actively manages its floating rate debt with interest rate swap agreements, effectively converting $94.0 million of variable rate debt to fixed rate debt at August 31, 2002. At August 31, 2002, a uniform 10% increase in interest rates would result in approximately $0.2 million of additional annual interest expense.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

AUGUST 31,

(In thousands, except per share amounts)	2002	2001

Assets
Cash and cash equivalents	$58,777	$74,547
Accounts and notes receivable	45,135	35,949
Inventories	56,868	54,191
Investment in direct finance leases	69,536	103,576
Equipment on operating leases	151,580	150,126
Property, plant, and equipment	58,292	64,264
Other	21,507	25,821
Discontinued operations	65,751	99,571

	$527,446	$608,045

Liabilities and Stockholders’ Equity
Revolving notes	$3,571	$7,856
Accounts payable and accrued liabilities	108,244	88,485
Deferred participation	52,937	56,176
Deferred income taxes	13,823	26,920
Notes payable	136,577	168,703
Discontinued operations	77,188	83,407
Subordinated debt	27,069	37,491
Minority interest	4,898	4,898
Commitments and contingencies (Notes 23 & 24)
Stockholders’ equity:
Preferred stock — $0.001 par value; 25,000 shares authorized; none outstanding	—	—
Common stock — $0.001 par value; 50,000 shares authorized; 14,121 outstanding at August 31, 2002 and 2001	14	14
Additional paid-in capital	49,276	49,290
Retained earnings	63,848	90,789
Accumulated other comprehensive loss	(9,999)	(5,984)

	103,139	134,109

	$527,446	$608,045

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations

YEARS ENDED AUGUST 31,

(In thousands, except per share amounts)	2002	2001	2000

Revenue
Manufacturing	$231,810	$427,841	$488,672
Leasing & services	73,819	80,986	91,189

	305,629	508,827	579,861
Cost of revenue
Manufacturing	217,238	393,422	428,829
Leasing & services	44,694	43,295	46,711

	261,932	436,717	475,540
Margin	43,697	72,110	104,321
Other costs
Selling and administrative expense	30,003	38,558	46,262
Interest expense	15,456	18,478	19,637
Special charges	1,896	—	—

	47,355	57,036	65,899
Earnings (loss) before income tax, minority interest and equity in unconsolidated subsidiary	(3,658)	15,074	38,422
Income tax benefit (expense)	2,072	(6,804)	(16,052)

Earnings (loss) before minority interest and equity in unconsolidated subsidiary	(1,586)	8,270	22,370
Minority interest	—	—	(2,308)
Equity in earnings (loss) of unconsolidated subsidiary	(2,578)	(641)	1,054

Earnings (loss) from continuing operations	(4,164)	7,629	21,116
Loss from discontinued operations (net of tax)	(21,930)	(6,510)	(6,762)

Net earnings (loss)	$(26,094)	$1,119	$14,354

Basic earnings (loss) per common share:
Continuing operations	$(0.30)	$0.54	$1.48
Discontinued operations	(1.55)	(0.46)	(0.47)

Net earnings (loss)	$(1.85)	$0.08	$1.01

Diluted earnings (loss) per common share:
Continuing operations	$(0.30)	$0.54	$1.48
Discontinued operations	(1.55)	(0.46)	(0.47)

Net earnings (loss)	$(1.85)	$0.08	$1.01

Weighted average common shares:
Basic	14,121	14,151	14,227
Diluted	14,121	14,170	14,241

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Retained	Comprehensive	Stockholders'
(In thousands, except per share amounts)	Shares	Amount	Capital	Earnings	Loss	Equity

Balance August 31, 1999	14,255	$14	$50,495	$85,534	$(1,880)	$134,163
Net earnings	—	—	—	14,354	—	14,354
Translation adjustment (net of tax benefit)	—	—	—	—	(1,524)	(1,524)

Comprehensive income						12,830
Purchase of stock	(28)	—	(246)	—	—	(246)
Cash dividends ($0.36 per share)	—	—	—	(5,132)	—	(5,132)

Balance August 31, 2000	14,227	14	50,249	94,756	(3,404)	141,615
Net earnings	—	—	—	1,119	—	1,119
Translation adjustment (net of tax benefit)	—	—	—	—	(123)	(123)
Cumulative effect of change in accounting principle (net of tax effect)	—	—	—	—	1,077	1,077
Loss on derivative financial instruments recognized in net earnings (net of tax effect)	—	—	—	—	(1,434)	(1,434)
Unrealized loss on derivative financial instruments (net of tax effect)	—	—	—	—	(2,100)	(2,100)

Comprehensive loss						(1,461)
Purchase of stock	(106)	—	(959)	—	—	(959)
Cash dividends ($0.36 per share)	—	—	—	(5,086)	—	(5,086)

Balance August 31, 2001	14,121	14	49,290	90,789	(5,984)	134,109
Net loss	—	—	—	(26,094)	—	(26,094)
Translation adjustment (net of tax effect)	—	—	—	—	(808)	(808)
Loss on derivative financial instruments recognized in net loss (net of tax effect)	—	—	—	—	(1,850)	(1,850)
Unrealized loss on derivative financial instruments (net of tax effect)	—	—	—	—	(1,357)	(1,357)

Comprehensive loss						(30,109)
Other	—	—	(14)	—	—	(14)
Cash dividends ($0.06 per share)	—	—	—	(847)	—	(847)

Balance August 31, 2002	14,121	$14	$49,276	$63,848	$(9,999)	$103,139

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

YEARS ENDED AUGUST 31,

(In thousands)	2002	2001	2000

Cash flows from operating activities:
Net earnings (loss)	$(26,094)	$1,119	$14,354
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	21,930	6,510	6,762
Deferred income taxes	(10,291)	1,682	7,604
Deferred participation	(3,239)	1,910	3,827
Depreciation and amortization	17,960	17,796	16,472
Gain on sales of equipment	(910)	(1,390)	(4,527)
Other	(2,660)	(1,492)	1,349
Decrease (increase) in assets:
Accounts and notes receivable	(6,980)	20,300	(9,238)
Inventories	(3,600)	42,141	(38,000)
Other	2,977	2,507	(1,019)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	38,180	(25,064)	(11,879)

Net cash provided by (used in) operating activities	27,273	66,019	(14,295)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(282)	(530)
Principal payments received under direct finance leases	18,828	20,761	18,143
Proceeds from sales of equipment	24,042	47,772	49,789
Investment in joint venture	—	(4,000)	—
Investment in discontinued operations	(16,843)	(4,660)	(20,462)
Capital expenditures	(21,402)	(70,136)	(87,082)

Net cash provided by (used in) investing activities	4,625	(10,545)	(40,142)

Cash flows from financing activities:
Changes in revolving notes	(4,285)	(227)	8,083
Proceeds from borrowings	4,285	50,000	16,180
Repayments of borrowings	(36,399)	(31,604)	(26,987)
Repayment of subordinated debt	(10,422)	(257)	—
Dividends	(847)	(5,086)	(5,132)
Purchase of minority interest	—	—	(7,190)
Purchase of common stock	—	(959)	(246)

Net cash provided by (used in) financing activities	(47,668)	11,867	(15,292)

Increase (decrease) in cash and cash equivalents	(15,770)	67,341	(69,729)
Cash and cash equivalents:
Beginning of period	74,547	7,206	76,935

End of period	$58,777	$74,547	$7,206

Cash paid during the period for:
Interest	$15,511	$17,121	$17,644
Income taxes	$919	$7,396	$6,291

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1 — Nature of Operations

The Greenbrier Companies, Inc. and Subsidiaries (“Greenbrier” or the “Company”) currently operates in two primary business segments: manufacturing and leasing & services. The two business segments are operationally integrated. With operations in the United States, Canada, and Mexico, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, marine vessels and forged steel products and performs railcar refurbishment and maintenance activities. The leasing & services segment owns or manages approximately 50,000 railcars for railroads, institutional investors, and other leasing companies.

In August 2002, the Company’s Board of Directors committed to a plan to recapitalize operations in Europe which consists of a railcar manufacturing plant in Poland and a railcar sales, design, and engineering operation in Germany. The Company is currently pursuing several options for recapitalization of European operations which include discussions with strategic investors, financial investors and members of European management and will proceed with the option that the Board of Directors believes will be most beneficial to Greenbrier’s shareholders. Accordingly, the Company has classified its European operations as discontinued operations, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The assets, liabilities, operating results, and cash flows related to the discontinued operations are presented as a single line item in the Consolidated Balance Sheets, Statements of Operations, and Statements of Cash Flows. Future operating results will also be presented as a single line item in the Consolidated Statements of Operations. See Note 3 to the Consolidated Financial Statements.

Note 2 — Summary of Significant Accounting Policies

Principles of consolidation — The financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances are eliminated upon consolidation. Investments in and advances to a joint venture in which the Company has a 50% ownership interest are accounted for by the equity method and included in other assets.

Foreign currency translation — Operations outside the United States prepare financial statements in currencies other than the United States dollar. Revenues and expenses are translated at average exchange rates for the year, while assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of stockholders’ equity and comprehensive income (loss).

Cash and cash equivalents — Cash is temporarily invested primarily in bankers’ acceptances, United States Treasury bills, commercial paper, and money market funds. All highly-liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents.

Inventories — Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor, and overhead. Assets held for sale or refurbishment consist of railcars, carried at cost, that will either be sold or refurbished and placed on lease.

Equipment on operating leases — Equipment on operating leases is stated at cost. Depreciation to estimated salvage value is provided on the straight-line method over the estimated useful lives of up to twenty-five years.

Property, plant, and equipment — Property, plant, and equipment is stated at cost. Depreciation is provided on the straight-line method over estimated useful lives of three to twenty years.

Intangible assets — Loan fees are capitalized and amortized as interest expense over the life of the related borrowings. Goodwill is generally amortized over twelve years using the straight-line method.

Impairment of long-lived assets — When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets will be evaluated for impairment. If the forecast undiscounted future cash flows is less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to fair value will be recognized in the current period.

Maintenance obligations — The Company is responsible for maintenance on a portion of the managed and owned lease fleet whereby the terms of the maintenance obligation are defined in the underlying lease or management agreement. The estimated liability is based on maintenance histories for each type and age of car. The liability is periodically reviewed and updated based on maintenance trends and known future repair or refurbishment requirements.

Warranty accruals — Warranty accruals are estimated and charged to operations to cover a defined warranty period. The estimated warranty cost is based on history of warranty claims for each particular car type. For new product types without a warranty history, preliminary estimates are based on historical information for similar car types. The warranty accruals are periodically reviewed and updated based on warranty trends.

Income taxes — The liability method is used to account for income taxes. Deferred income taxes are provided for the temporary effects of differences in the recognition of revenues and expenses for financial statement and income tax reporting purposes. Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized.

Minority interest — Minority interest represents unaffiliated investors’ capital investment and interest in the undistributed earnings and losses of certain consolidated subsidiaries.

Comprehensive income (loss) — Comprehensive income (loss) represents net earnings (loss) plus all other changes in net assets from non-owner sources.

Revenue recognition — Revenue from manufacturing operations is recognized at the time products are completed and accepted by unaffiliated customers. Payments received in advance are deferred until earned. Direct finance lease revenue is recognized over the lease term in a manner that produces a constant rate of return on the net investment in the lease. Operating lease revenue is recognized as earned under the lease terms. Car hire revenue is reported from a third party source two months in arrears; however, such revenue is accrued in the month earned based on estimate of use from historical activity and is adjusted to actual car hire earned as reported.

Research and development — Research and development costs are expensed as incurred. Research and development costs incurred for new product development for continuing operations during 2002, 2001, and 2000 were $1.0 million, $1.5 million, and $1.3 million. Discontinued European operations incurred research and development costs during 2002, 2001, and 2000 of $2.2 million, $1.9 million, and $1.0 million.

Forward exchange contracts — Foreign operations give rise to risks from changes in foreign currency exchange rates. Forward exchange contracts with established financial institutions are utilized to hedge a portion of such risk. Realized and unrealized gains and losses are deferred and recognized in earnings concurrent with the hedged transaction. Even though forward exchange contracts are entered into to mitigate the impact of currency fluctuations, certain exposure remains which may affect operating results.

Interest rate instruments — Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. The net cash amounts paid or received under the agreements are accrued and recognized as an adjustment to interest expense.

Net earnings per share — Basic earnings per common share (“EPS”) excludes the potential dilution that would occur if additional shares were issued upon exercise of outstanding stock options, while diluted EPS takes this potential dilution into account.

Stock-based compensation — Compensation expense for stock-based employee compensation continues to be measured using the method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. If material, pro forma disclosures of net earnings and earnings per common share will be made as if the method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied in measuring compensation expense.

Management estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. This includes, among other things, evaluation of the remaining life and recoverability of long-lived assets. Actual results could differ from those estimates.

Reclassifications — Certain reclassifications have been made to prior years’ Consolidated Financial Statements to conform with the 2002 presentation.

Prospective accounting changes — In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market values as necessary. This statement is effective for the Company’s fiscal year beginning September 1, 2002 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses the financial accounting and reporting issues associated with exit and disposal activities and generally requires that costs associated with such exit or disposal activities are recognized as incurred rather than at the date a company commits to an exit or disposal activity. SFAS No. 146 will be effective for exit or disposal activities, if any, initiated after December 31, 2002.

Initial Adoption of Accounting Policies — In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company adopted the provisions of SFAS No. 144 for the year ended August 31, 2002. See Note 3 to the Consolidated Financial Statements.

Note 3 — Discontinued Operations

Greenbrier acquired a 60% ownership interest in a railcar manufacturing plant in Poland in September 1998. Through a series of subsequent transactions, the ownership interest was increased to 97.5%. A railcar sales, design, and engineering operation in Siegen, Germany, acquired in January 2000, provided expertise in the fields of engineering, design, sales, marketing, and project management. The German operation also includes a comprehensive portfolio of railcar designs certified for the European marketplace.

During the quarter ended February 28, 2002, the Company implemented a restructuring plan to consolidate offices, decrease operating expenses, and reduce the scale of European operations as part of efforts to achieve profitability in Europe. The plan resulted in terminations of 133 employees in Europe. The $2.3 million pre-tax cost associated with this restructuring is included in loss from discontinued operations as special charges. In addition, it was determined that the carrying amount of certain assets exceeded their estimated fair market value which resulted in a $14.8 million pre-tax impairment write-down of European railcar designs and patents. This impairment charge is also included in special charges.

In August 2002, the Company’s Board of Directors determined that even with the restructuring actions that had been previously implemented, the European operations were not likely to meet expectations for profitability nor return on the Company’s investment. Accordingly, the Board of Directors committed to a plan to recapitalize operations in Europe. As a result, the European operations are accounted for as discontinued operations, and accordingly, the financial results have been removed from the Company’s results of continuing operations for all periods presented. In connection with the plan a $14.8 million pre-tax charge was recorded to adjust the net assets of the European operations to estimated realizable value.

The Company is currently pursuing several options for recapitalization of European operations which include discussions with strategic investors, financial investors and members of European management and will proceed with the option that the Board of Directors believes will be most beneficial to Greenbrier’s shareholders.

Summarized results of operations related to discontinued operations are:

	Years ended August 31,

(in thousands)	2002	2001	2000

Revenue	$61,695	$85,170	$39,568
Cost of revenue	60,770	76,954	37,519

Margin	925	8,216	2,049
Selling and administrative expense	9,050	10,989	7,940
Interest expense	3,542	3,778	1,528
Special charges	17,129	—	—

Loss from operations	(28,796)	(6,551)	(7,419)
Estimated loss from discontinued operations	(14,776)	—	—

Loss before income taxes and minority interest	(43,572)	(6,551)	(7,419)
Income tax benefit (expense)	21,515	(3)	—
Minority interest	127	44	657

Loss from discontinued operations	$(21,930)	$(6,510)	$(6,762)

The following assets and liabilities of the European operation were reclassified as discontinued operations as of August 31:

(in thousands)	2002	2001

Cash and cash equivalents	$8,953	$2,752
Accounts receivable	9,645	16,471
Inventories(1)	39,304	40,390
Property, plant, and equipment	1,072	12,634
Other	6,777	27,324

Total assets discontinued operations	$65,751	$99,571

Revolving notes	$22,249	$25,130
Accounts payable and accrued liabilities(1)	47,385	49,405
Notes payable	7,554	8,872

Total liabilities discontinued operations	$77,188	$83,407

Discontinued operations liabilities	67,988	83,407
Estimated liabilities associated with discontinued operations(2)	9,200	—

Total	$77,188	$83,407

(1)	Includes $26.9 million in 2002 and $11.9 million in 2001 for railcars delivered to customer for which cash was received, but revenue recognition delayed pending final certification of railcar. Final certification was obtained in October 2002.

(2)	Estimated liabilities associated with discontinued operations represent obligations of the European operations that management is not certain of the form of settlement. Such estimates may change depending upon on the terms of the final results.

Note 4 — Special Charges

In February 2002, the Company implemented a restructuring plan to reduce the scale of its operations and decrease operating expenses in North America. The plan resulted in terminations of 464 employees at manufacturing facilities. All affected employees were notified of the planned terminations and related severance benefits during the second quarter. The $1.9 million pre-tax costs associated with this restructuring is included in special charges on the Consolidated Statements of Operations and includes $1.4 million for employee termination costs and $0.5 million of legal and professional fees. As of August 31, 2002, $0.2 million in employee termination costs remain to be paid.

Note 5 — Acquisitions

Effective September 1, 1999, Greenbrier acquired the remaining common equity of the minority investor’s interest in the Canadian manufacturing subsidiary.

Note 6 — Inventories

(In thousands)	2002	2001

Manufacturing supplies and raw materials	$20,749	$15,224
Work-in-process	21,188	23,649
Railcars held for sale or refurbishment	14,931	15,318

	$56,868	$54,191

Note 7 — Investment in Direct Finance Leases

(In thousands)	2002	2001

Future minimum receipts on lease contracts	$64,121	$104,433
Maintenance, insurance, and taxes	(15,665)	(25,270)

Net minimum lease receipts	48,456	79,163
Estimated residual values	35,936	50,989
Unearned finance charges	(14,856)	(26,576)

	$69,536	$103,576

Future minimum receipts on the direct finance lease contracts are as follows:

(In thousands)

Year ending August 31,
2003	$29,141
2004	18,327
2005	10,806
2006	4,133
2007	1,130
Thereafter	584

$64,121

Note 8 — Equipment on Operating Leases

Equipment on operating leases is reported net of accumulated depreciation of $62.3 million and $57.5 million as of August 31, 2002 and 2001.

In addition, certain railcar equipment is leased-in by the Company (see Note 23) and subleased to customers under non-cancelable operating leases. Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases are as follows:

(In thousands)

Year ending August 31,
2003	$10,783
2004	7,261
2005	5,459
2006	3,562
2007	1,140
Thereafter	—

$28,205

Certain equipment is also operated under daily, monthly or car hire arrangements. Associated revenues amounted to $23.1 million, $23.5 million, and $25.8 million for the years ended August 31, 2002, 2001, and 2000.

Note 9 — Property, Plant, and Equipment

(In thousands)	2002	2001

Land and improvements	$8,457	$8,457
Machinery and equipment	65,718	61,992
Buildings and improvements	30,815	30,140
Other	10,810	13,782

	115,800	114,371
Accumulated depreciation	(57,508)	(50,107)

	$58,292	$64,264

Note 10 — Investment in Unconsolidated Subsidiary

On September 1, 1998, Greenbrier entered into a joint venture agreement with Bombardier Transportation (Bombardier) to build railroad freight cars at Bombardier’s existing manufacturing facility in Sahagun, Mexico. Each party holds a 50% non-controlling interest in the joint venture, therefore, Greenbrier’s investment is being accounted for using the equity method. Greenbrier’s share of the operating results is included as equity in earnings (loss) of unconsolidated subsidiary in the Consolidated Statements of Operations.

Summarized financial data for joint venture for the year ended August 31, 2002 and 2001 is as follows:

(In thousands)	2002	2001

Current assets	$8,545	$19,893
Total assets	$26,566	$41,722
Current liabilities	$1,120	$10,469
Equity	$25,446	$31,253
Revenues	$15,592	$51,154
Net loss	$(5,806)	$(3,971)

Greenbrier may purchase railcars from the joint venture for subsequent sale or for its lease fleet for which the Company’s portion of margin is eliminated upon consolidation. In addition, the joint venture pays a management fee to each owner, of which 50% of the fee earned by Greenbrier is eliminated upon consolidation.

The joint venture agreement provides that when certain conditions are met either party can request that the joint venture be dissolved. Such conditions have been met, however, management believes it is not the current intent of either party to make such a request.

Note 11 — Revolving Notes

All amounts originating in foreign currency have been translated at the August 31, 2002 exchange rate for the following discussion. Credit facilities for continuing operations aggregated $116.1 million as of August 31, 2002. Available borrowings under the credit facilities are principally based upon defined levels of receivables, inventory, and leased equipment, which at August 31, 2002 levels would provide for maximum borrowing of $83.3 million of which $3.6 million is outstanding. A $60.0 million revolving line of credit is available through January 2004 to provide working capital and interim financing of equipment for the leasing & services operations. A $40.0 million line of credit to be used for working capital is available through March 2003 for United States manufacturing operations. A $16.1 million line of credit is available through August 2003 for working capital for Canadian manufacturing operations. Advances under the lines of credit bear interest at rates that vary depending on the type of borrowing and certain defined ratios. At August 31, 2002, there were no borrowings outstanding under the United States manufacturing and leasing & services lines. The Canadian manufacturing line had $3.6 million outstanding. The Company did not meet a debt to equity covenant relating to certain Canadian debt and has received a waiver for the year ended August 31, 2002.

The Company has guaranteed certain obligations relating to European discontinued operations including $25.1 million in revolving credit facilities, of which $22.2 million was outstanding at August 31, 2002. These revolving credit facilities principally mature in December 2002 and the Company is currently in negotiations for renewal of such facilities. A European subsidiary did not meet a minimum net worth covenant and did not receive a waiver relating to $15.6 million of its revolving credit facilities.

Note 12 — Accounts Payable and Accrued Liabilities

(In thousands)	2002	2001

Trade payables and accrued liabilities	$59,563	$48,559
Accrued maintenance	12,508	9,931
Participation	8,058	4,796
Accrued payroll and related liabilities	7,701	7,470
Accrued warranty	7,023	6,749
Deferred revenue	3,949	5,375
Other	9,442	5,605

	$108,244	$88,485

Note 13 — Notes Payable

(In thousands)	2002	2001

Equipment notes payable	$89,189	$120,880
Term loans	46,711	46,788
Other	677	1,035

	$136,577	$168,703

Equipment notes payable, pertain to the lease fleet, bear interest at fixed rates of 6.5% to 10.8% and are due in varying installments through March 2013. The weighted average remaining contractual life and weighted average interest rate of the notes as of August 31, 2002 and 2001 were approximately 59 and 56 months and 6.7% and 6.7%. The notes are collateralized by certain lease fleet railcars and underlying leases.

Term loans, pertain to manufacturing operations, are due in varying installments through March 2011 and are collateralized by certain property, plant, and equipment. As of August 31, 2002, the effective interest rates ranged from 4.3% to 10.1%.

Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain notes payable. At August 31, 2002, such agreements had a notional amount of $86.9 million and mature between August 2006 and March 2013.

Principal payments on the notes payable are as follows:

(In thousands)

Year ending August 31,
2003	$26,718
2004	22,592
2005	16,563
2006	20,843
2007	6,362
Thereafter	43,499

$136,577

In addition, the Company has guaranteed term debt on discontinued European operations with an outstanding balance of $7.6 million as of August 31, 2002 and the related interest rate swap agreements with a notional amount of $7.1 million.

The revolving and operating lines of credit, along with certain notes payable, contain covenants with respect to the Company and various subsidiaries, the most restrictive of which limit the payment of dividends or advances by subsidiaries and require certain minimum levels of tangible net worth, maximum ratios of debt to equity and minimum levels of debt service coverage.

The Company did not meet interest coverage, debt to equity, and minimum net worth covenants relating to certain corporate and European debt and has received waivers for the year ended August 31, 2002. The Company also did not meet a debt to equity covenant relating to certain Canadian debt and has received a waiver for the year ended August 31, 2002.

Note 14 — Subordinated Debt

Subordinated notes, amounting to $27.1 million and $37.5 million at August 31, 2002 and 2001, were issued to the seller of railcars purchased from 1990 to 1997 as part of an agreement described in Note 24. The notes bear interest at 11.0% and 9.0%, with the principal due ten years from the date of issuance of the notes, and are subordinated to all other liabilities of a subsidiary. The agreement includes an option that, under certain conditions, provides for the seller to repurchase the railcars for the original acquisition cost to the Company at the date the underlying subordinated notes are due. The Company has received notice from the seller that the purchase options will be exercised, and amounts due under the subordinated notes will be retired from the repurchase proceeds.

Note 15 — Derivative Instruments

Foreign operations give rise to market risks from changes in foreign currency exchange rates. Foreign currency forward exchange contracts with established financial institutions are utilized to hedge a portion of that risk. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. The Company’s foreign currency forward exchange contracts and interest rate swap agreements are designated as cash flow hedges, and therefore the unrealized gains and losses are recorded in other comprehensive loss.

At August 31, 2002 exchange rates, forward exchange contracts for the sale of United States dollars aggregated $46.0 million, Pound Sterling aggregated $5.3 million and Euro aggregated $13.0 million of which the Pound Sterling and Euro transactions relate to the discontinued operations. Adjusting these contracts to the fair value of these cash flow hedges at August 31, 2002 resulted in an unrealized pre-tax loss of $0.05 million that was recorded in other comprehensive loss ($0.70 million gain relates to continuing operations and $0.75 million loss relates to discontinued operations). As these contracts mature at various dates through July 2003, any such loss remaining will be recognized in manufacturing revenue along with the related transactions. In the unlikely event that the underlying sales transaction does not occur, the amount classified in other comprehensive income would be reclassified to the current year’s results of operations.

At August 31, 2002 exchange rates, interest rate swap agreements had a notional amount of $94.0 million and mature between August 2006 and March 2013. The discontinued operations accounted for $7.1 million of the notional amount and $86.9 million relates to continuing operations. The fair value of these cash flow hedges at August 31, 2002 resulted in an unrealized pre-tax loss of $8.7 million of which $0.4 million relates to the discontinued operation. The loss is included in other comprehensive loss and the fair value of the contracts are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from other comprehensive income and charged or credited to interest expense. At August 31, 2002 interest rates, approximately $3.5 million would be reclassified to interest expense in the next 12 months of which $0.1 million relates to discontinued operations.

Note 16 — Stockholders’ Equity

The Chairman and the Chief Executive Officer, who are the founding and majority stockholders, have entered into an agreement, which expires in July 2004, whereby they have agreed to vote their shares together to elect each other as directors of the Company and with respect to all other matters put to a vote of the stockholders.

Certain loan covenants restrict the transfer of funds from the subsidiaries to the parent company in the form of cash dividends, loans, or advances. Restricted net assets of subsidiaries amounted to $96.7 million as of August 31, 2002. Consolidated retained earnings of $7.2 million at August 31, 2002 were restricted as to the payment of dividends.

A stock incentive plan was adopted July 1, 1994 (the 1994 Plan) that provides for granting compensatory and non-compensatory options to employees and others. Outstanding options generally vest at 50% two years from grant with the balance five years from grant. No further grants will be awarded under this plan.

On April 6, 1999, the Company adopted the Stock Incentive Plan — 2000 (the 2000 Plan), under which 1,000,000 shares of common stock are available for issuance with respect to options granted to employees, non-employee directors and consultants of the Company. The 2000 Plan authorizes the grant of incentive stock options, non-statutory stock options, and restricted stock awards, or any combination of the foregoing. Under the 2000 Plan, the exercise price for incentive stock options may not be less than the market value of the Company’s common stock at the time the option is granted. Options are exercisable not less than six months or more than 10 years after the date the option is granted. General awards under the 2000 Plan vest at 50% two years from the grant date, with the balance vesting five years from the grant date.

The following table summarizes stock option transactions for shares under option and the related weighted average option price:

		Weighted
		Average
		Option
	Share	Prices

Balance at August 31, 1999	1,270,965	$12.73
Granted	262,500	8.69
Expired	(3,000)	16.75
Canceled	(27,491)	12.59

Balance at August 31, 2000	1,502,974	11.75
Granted	283,000	9.19
Expired	(2,000)	11.75
Canceled	(46,874)	12.88

Balance at August 31, 2001	1,737,100	11.30
Granted	25,000	7.58
Expired	(438,260)	13.99
Canceled	(50,340)	12.65

Balance at August 31, 2002	1,273,500	$10.26

Options outstanding at August 31, 2002 have exercise prices ranging from $7.58 to $17.34 per share and have a remaining average contractual life of 4.58 years. As of August 31, 2002, options to purchase 569,250 shares were exercisable and 429,500 shares were available for grant. Subsequent to year end, options were granted for 410,000 shares at $4.36 per share which was the fair market value at the date of grant. Options to purchase 454,500 and 737,500 shares were available for grant at August 31, 2001 and 2000.

As discussed in Note 2, the disclosure-only provisions of SFAS No. 123 have been adopted. Accordingly, no compensation cost has been recognized for stock options granted with an exercise price equal to the fair value of the underlying stock on the date of grant. Had compensation costs been determined based on the estimated fair value of the options at the date of grant, the net earnings and net earnings per share for the years ended August 31, 2002, 2001, and 2000 would not have differed materially from the amounts reported.

Note 17 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings (loss) per common share are reconciled as follows:

(In thousands)	2002	2001	2000

Weighted average basic common shares outstanding	14,121	14,151	14,227
Dilutive effect of employee stock options	—	19	14

Weighted average diluted common shares outstanding	14,121	14,170	14,241

Weighted average diluted common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options. Stock options for 0.6 million shares, 0.9 million shares, and 0.6 million shares were excluded from the calculation of diluted earnings per share for the years ended August 31, 2002, 2001, and 2000 as these options were anti-dilutive; however, they may become dilutive in the future.

Note 18 — Related Party Transactions

Mr. James, Chairman of the Board of Directors, and Mr. Furman, President and Chief Executive Officer of the Company, are partners in a general partnership, James-Furman & Company (the Partnership), that, among other things, engages in the ownership, leasing and marketing of railcars and other surface transportation equipment, and programs for refurbishing and marketing of used railcars. In 1989, the Partnership and the Company entered into presently existing agreements pursuant to which the Company manages and maintains approximately 300 railcars owned by the Partnership in exchange for a fixed monthly fee that is no less favorable to the Company than the fee the Company could obtain for similar services rendered to unrelated parties. The maintenance and management fees paid to the Company under such agreements for the years ended August 31, 2002, 2001, and 2000 aggregated $0.1 million, $0.1 million, and $0.5 million. In addition, the Partnership paid the Company fees of $0.1 million in each of the years ended August 31, 2002, 2001, and 2000 for administrative and other services. The management and maintenance agreements presently in effect between the Company and the Partnership provide that in remarketing railcars owned by the Partnership and the Company, as well as by unaffiliated lessors, the Company will, subject to the business requirements of prospective lessees and railroad regulatory requirements, grant priority to that equipment which has been off-lease and available for the longest period of time. Such agreements also provide that the Partnership will grant to the Company a right of first refusal with respect to any opportunity originated by the Partnership in which the Company may be interested involving the manufacture, purchase, sale, lease, management, refurbishing or repair of railcars or other surface transportation equipment. The right of first refusal provides that prior to undertaking any such transaction the Partnership must offer the opportunity to the Company and must provide the disinterested, independent members of the Board of Directors a period of not less than 30 days in which to determine whether the Company desires to pursue the opportunity. The right of first refusal in favor of the Company continues for a period of 12 months after the date that both of Messrs. James and Furman cease to be officers or directors of the Company. The Partnership has advised the Company that it does not currently expect to pursue acquisitions of additional railcars.

Since the beginning of the Company’s last fiscal year, no director or executive officer of the Company has been indebted to the Company or its subsidiaries except that the President of the Company’s manufacturing operations is indebted to Greenbrier Leasing Corporation in the amount of $0.3 million under the terms of a promissory note payable upon demand and secured by a mortgage. The note does not bear interest and has not been amended since issuance of the note.

The Company purchased railcars totaling $15.4 million, $45.7 million, and $48.3 million for the years ended August 31, 2002, 2001, and 2000 from a 50%-owned joint venture for subsequent sale or for its own lease fleet.

Note 19 — Employee Benefit Plans

Defined contribution plans are available to substantially all United States employees. Contributions are based on a percentage of employee contributions and amounted to $0.9 million, $1.2 million, and $1.1 million for the years ended August 31, 2002, 2001, and 2000.

Defined benefit pension plans are provided for Canadian employees covered by collective bargaining agreements. The plans provide pension benefits based on years of credited service. Contributions to the plan are actuarially determined and are intended to fund the net periodic pension cost. The plans’ assets, obligations, and pension cost are not material to the consolidated financial statements.

Nonqualified deferred benefit plans exist for certain employees. Expenses resulting from contributions to the plans were $1.7 million, $1.5 million, and $1.5 million for the years ended August 31, 2002, 2001, and 2000.

Note 20 — Income Taxes

Components of income tax expense (benefit) of continuing operations are as follows:

(In thousands)	2002	2001	2000

Current:
Federal	$10,186	$5,080	$2,466
State	212	1,823	1,506
Foreign	627	(1,781)	4,476

	11,025	5,122	8,448
Deferred:
Federal	(10,425)	1,605	5,787
State	(140)	(111)	598
Foreign	(2,532)	188	1,219

	(13,097)	1,682	7,604

	$(2,072)	$6,804	$16,052

Income tax expense (benefit) is computed at rates different than statutory rates. The reconciliation between effective and statutory tax rates on continuing operations is as follows:

	2002	2001	2000

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.0	5.0	5.0
Impact of foreign losses	20.9	.7	2.1
Other	(4.3)	4.4	(0.3)

	56.6%	45.1%	41.8%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

(In thousands)	2002	2001

Deferred tax assets:
Deferred participation	$(21,205)	$(22,512)
Maintenance and warranty accruals	(5,600)	(4,201)
Accrued payroll and related liabilities	(3,376)	(3,164)
Deferred revenue	(2,714)	(1,821)
Inventories and other	(4,754)	(3,707)
Investment tax credit	(1,870)	(639)
SFAS 133 and translation adjustments	(3,718)	(1,985)

	(43,237)	(38,029)
Deferred tax liabilities:
Accelerated depreciation	61,036	64,788
Other	2,419	2,419

Net deferred tax liability attributable to continuing operations	20,218	29,178
Net deferred tax liability attributable to discontinued operations	(6,395)	(2,258)

Net deferred tax liability	$13,823	$26,920

United States income taxes have not been provided for approximately $6.7 million of cumulative undistributed earnings of several non-United States subsidiaries as Greenbrier plans to reinvest these earnings indefinitely in operations outside the United States.

Note 21 — Segment Information

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

The information in the following tables is derived directly from the segments’ internal financial reports used for corporate management purposes.

Unallocated assets primarily consist of cash and short-term investments.

(In thousands)	2002	2001	2000

Revenue from continuing operations:
Manufacturing	$256,641	$440,830	$542,975
Leasing & services	76,462	93,359	116,994
Intersegment eliminations	(27,474)	(25,362)	(80,108)

	$305,629	$508,827	$579,861

Assets:
Manufacturing	$122,694	$130,791	$171,558
Leasing & services	280,224	303,136	338,800
Unallocated	58,777	74,547	7,206

	461,695	508,474	517,564
Discontinued operations	65,751	99,571	66,545

Total Assets	$527,446	$608,045	$584,109

Depreciation and amortization from continuing operations:
Manufacturing	$8,366	$8,031	$7,053
Leasing & services	9,594	9,765	9,419

	$17,960	$17,796	$16,472

Capital expenditures from continuing operations:
Manufacturing	$3,037	$7,883	$12,754
Leasing & services	18,365	62,253	74,328

	$21,402	$70,136	$87,082

The following table summarizes selected geographic information.

Eliminations are sales between geographic areas.

(In thousands)	2002	2001	2000

Revenue from continuing operations:
United States	$260,499	$381,389	$393,213
Canada	59,430	139,416	239,658
Eliminations	(14,300)	(11,978)	(53,010)

	$305,629	$508,827	$579,861

Earnings (loss):(1)
United States	$(560)	$18,264	$23,727
Canada	(3,443)	(4,727)	15,350
Eliminations	345	1,537	(655)

	$(3,658)	$15,074	$38,422

Identifiable assets:
United States	$423,432	$468,311	$459,665
Canada	38,263	40,163	57,899

	461,695	508,474	517,564
Discontinued operations	65,751	99,571	66,545

	$527,446	$608,045	$584,109

(1)	From continuing operations before income tax, minority interest and equity in earnings (loss) of unconsolidated subsidiary.

Note 22 — Customer Concentration

     In 2002, revenue from the two largest customers was 34% and 7% of total revenues. Revenue from the two largest customers was 23% and 19% of total revenues for the year ended August 31, 2001 and 30% and 9% of total revenues for the year ended August 31, 2000. No other customers accounted for more than 10% of total revenues in 2002, 2001, or 2000. Two customers had balances that individually exceeded 10% of accounts receivable and in total represented 39% of the consolidated balance at August 31, 2002. Two customers had balances that individually exceeded 10% of accounts receivable and in total represented 32% of the consolidated balance at August 31, 2001.

Note 23 — Lease Commitments

Lease expense for railcar equipment leased in under non-cancelable leases was $8.3 million, $9.7 million, and $7.4 million, for the years ended August 31, 2002, 2001, and 2000. Aggregate minimum future amounts payable under these non-cancelable railcar equipment leases are as follows:

(In thousands)

Year ending August 31,
2003	$8,447
2004	4,811
2005	752
Thereafter	—

$14,010

Operating leases for domestic repair facilities, office space, and certain manufacturing and office equipment expire at various dates through April 2014. Rental expense for facilities, office space and equipment was $2.8 million, $3.0 million and $2.8 million for the years ended August 31, 2002, 2001, and 2000. Aggregate minimum future amounts payable under these non-cancelable operating leases are as follows:

(In thousands)

Year ending August 31,
2003	$2,412
2004	2,115
2005	2,025
2006	1,685
2007	1,528
Thereafter	3,068

$12,833

Note 24 — Commitments and Contingencies

In 1990, an agreement was entered into for the purchase and refurbishment of approximately 10,000 used railcars. The agreement provides that the seller will receive a percentage of defined earnings of a subsidiary, and further defines the period when such earnings are to be paid. Such amounts, referred to as participation, are accrued when earned and charged to leasing & services cost of revenue. Unpaid amounts are included in accrued liabilities and deferred participation in the Consolidated Balance Sheets. Participation expense was $4.8 million, $6.8 million, and $9.7 million in 2002, 2001, and 2000. Payment of participation was $4.8 million in 2002 and is estimated to be $7.6 million in 2003, $20.0 million in 2004, $16.2 million in 2005, $11.5 million in 2006, and $8.8 million in 2007 with the remaining balance of $3.8 million due after 2007.

At the August 31, 2002 exchange rates, forward exchange contracts outstanding for the sales of United States dollars aggregated $46.0 million, Euro aggregated $13.0 million and Pound Sterling aggregated $5.3 million. The Pound Sterling and Euro contracts relate to the discontinued operation. The fair value of these cash flow hedges at August 31, 2002 as compared to the carrying amount resulted in an unrealized pre-tax loss of $.05 million. These contracts mature at various dates through July 2003, any such loss remaining will be recognized along with the related transactions.

Environmental studies have been conducted of owned and leased properties that indicate additional investigation and some remediation may be necessary. The Portland, Oregon manufacturing facility is located on the Willamette River. The United States Environmental Protection Agency (the EPA) has classified portions of the river bed, including the portion fronting the facility, as a federal “national priority list” or “superfund” site due to sediment contamination. The Company and more than 60 other parties have received a “General Notice” of potential liability from the EPA. There is no indication that the Company has contributed to contamination of the Willamette River bed, although uses by prior owners of the property may have contributed. Nevertheless, this classification of the Willamette River may have an impact on the value of the Company’s investment in the property and has resulted in the Company initially bearing a portion of the cost of an EPA mandated remedial investigation. The cost of the investigation is currently not determinable. However, some or all of any such outlay may be recoverable from responsible parties. The Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways on the river, and classification as a superfund site could result in some limitations on future dredging and launch activity. The outcome of such actions cannot be estimated. Management believes that the Company’s operations adhere to sound environmental practices, applicable laws and regulations.

From time to time, Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. The most significant litigation is as follows.

Litigation was initiated in 1998 by former shareholders of Interamerican Logistics, Inc. (Interamerican), which was acquired in the fall of 1996. The plaintiffs allege that Greenbrier violated the agreements pursuant to which it acquired ownership of Interamerican and seek damages aggregating $4.5 million Canadian.

Litigation was initiated in November 2001 by a customer, BC Rail Partnership, alleging breach of contract and negligent manufacture and design of railcars which were involved in a derailment. Damages have not been quantified.

Litigation was initiated in August 2002 by National Steel Car, Ltd. (NSC), a competitor, alleging that a drop-deck center partition railcar being marketed and sold by Greenbrier violates a NSC patent. Related litigation was also brought at the same time by NSC against a Greenbrier customer, Canadian Pacific Railway. Greenbrier has assumed the defense on that action.

Management contends all the claims are without merit and intends to vigorously defend its position. Accordingly, management believes that any ultimate liability resulting from the above litigation will not materially affect the financial position, results of operations or cash flows of the Company.

Employment agreements, which expire August 31, 2004, with the Chairman and the Chief Executive Officer, provide each with a minimum annual salary and a bonus calculated based on operating results, as defined. The minimum annual aggregate defined payment under the agreements is $0.7 million and the maximum is $2.1 million.

The Company has entered into contingent rental assistance agreements, aggregating $21.0 million, on certain railcars subject to leases, that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from three to ten years. An expense is recorded and a liability established when a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the years ended August 31, 2002 and 2001 $1.6 million and $0.2 million was recorded as expense to cover estimated obligations of which $1.1 million is remaining as a liability at August 31, 2002.

A portion of leasing & services revenue is derived from utilization leases, under which “car hire” is earned. Car hire is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Until 1992, the Interstate Commerce Commission directly regulated car hire rates by prescribing a formula for calculating these rates. Government regulation of car hire rates continues, but the system of prescribed rates has been superseded by a system known as deprescription. January 1, 2003 will end a ten-year period used to phase in this new system.

Deprescription is a system whereby railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration either the owner’s or user’s rate is selected and that rate becomes effective for a one-year period.

There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue for Greenbrier. Car hire revenue amounted to $23.1 million, $23.5 million, and $25.8 million in 2002, 2001, and 2000.

The Company has guaranteed certain obligations relating to European discontinued operations consisting of $7.6 million in notes payable, $25.1 million in revolving credit facilities, of which $22.2 million was outstanding at August 31, 2002, and $15.9 million in bank and third party performance and warranty guarantee facilities, of which $12.1 million has been utilized at year end. To date no amounts have been drawn under these guarantees. These revolving credit facilities principally mature in December 2002 and the Company is currently in negotiations for renewal of such facilities.

Note 25 — Fair Value of Financial Instruments

The estimated fair values of financial instruments and the methods and assumptions used to estimate such fair values are as follows:

	2002

	Carrying	Estimated
(In thousands)	Amount	Fair Value

Notes payable and subordinated debt	$163,646	$172,533
Deferred participation	52,937	44,803

	2001

	Carrying	Estimated
(In thousands)	Amount	Fair Value

Notes payable and subordinated debt	$206,194	$211,722
Deferred participation	56,176	46,138

The carrying amount of cash and cash equivalents, accounts and notes receivable, revolving notes, accounts payable, accrued liabilities, foreign currency forward contracts, and interest rate swaps is a reasonable estimate of fair value of these financial instruments. Estimated rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of notes payable and subordinated debt. The fair value of deferred participation is estimated by discounting the estimated future cash payments using the Company’s estimated incremental borrowing rate.

Quarterly Results of Operations

Unaudited operating results by quarter for 2002 and 2001 are as follows:

(In thousands, except per share amounts)	First	Second	Third	Fourth	Total

2002
Revenue
Manufacturing	$53,217	$52,265	$53,792	$72,536	$231,810
Leasing & services	18,239	19,557	18,431	17,592	73,819

	71,456	71,822	72,223	90,128	305,629
Cost of revenue
Manufacturing	49,692	52,899	51,619	63,028	217,238
Leasing & services	10,231	10,632	12,142	11,689	44,694

	59,923	63,531	63,761	74,717	261,932
Margin	11,533	8,291	8,462	15,411	43,697
Other costs
Selling and administrative expense	7,491	7,133	7,247	8,132	30,003
Interest expense	4,249	3,915	3,667	3,625	15,456
Special charges	—	2,082	—	(186)	1,896

	11,740	13,130	10,914	11,571	47,355
Earnings (loss) before income tax, minority interest, and equity in unconsolidated subsidiary	(207)	(4,839)	(2,452)	3,840	(3,658)
Income tax benefit (expense)	85	311	2,284	(608)	2,072
Minority interest	(171)	171	—	—	—
Equity in loss of unconsolidated subsidiary	(508)	(416)	(327)	(1,327)	(2,578)

Earning (loss) from continuing operations	(801)	(4,773)	(495)	1,905	(4,164)
Loss from discontinued operations (net of tax)	(4,242)	(12,053)	(1,476)	(4,159)	(21,930)

Net loss	$(5,043)	$(16,826)	$(1,971)	$(2,254)	$(26,094)

Basic earnings (loss) per common share:
Continuing operations	$(.06)	$(.34)	$(.03)	$.13	$(.30)
Net loss	$(.36)	$(1.19)	$(.14)	$(.16)	$(1.85)
Diluted earnings (loss) per common share:
Continuing operations	$(.06)	$(.34)	$(.03)	$.13	$(.30)
Net loss	$(.36)	$(1.19)	$(.14)	$(.16)	$(1.85)

Quarterly Results of Operations (continued)

(In thousands, except per share amounts)	First	Second	Third	Fourth	Total

2001
Revenue
Manufacturing	$113,990	$109,252	$97,052	$107,547	$427,841
Leasing & services	19,205	21,743	19,317	20,721	80,986

	133,195	130,995	116,369	128,268	508,827
Cost of revenue
Manufacturing	104,033	105,031	86,398	97,960	393,422
Leasing & services	10,195	10,983	10,851	11,266	43,295

	114,228	116,014	97,249	109,226	436,717
Margin	18,967	14,981	19,120	19,042	72,110
Other costs
Selling and administrative expense	11,405	7,369	11,451	8,333	38,558
Interest expense	4,528	4,498	4,792	4,660	18,478

	15,933	11,867	16,243	12,993	57,036
Earnings before income tax, minority interest, and equity in unconsolidated subsidiary	3,034	3,114	2,877	6,049	15,074
Income tax	(1,371)	(1,402)	(1,393)	(2,638)	(6,804)
Minority interest	(96)	96	—	—	—
Equity in earnings (loss) of unconsolidated subsidiary	(8)	825	(339)	(1,119)	(641)

Earning from continuing operations	1,559	2,633	1,145	2,292	7,629
Earnings (loss) from discontinued operations (net of tax)	1,440	(2,563)	(2,472)	(2,915)	(6,510)

Net earnings (loss)	$2,999	$70	$(1,327)	$(623)	$1,119

Basic earnings (loss) per common share:
Continuing operations	$.11	$.19	$.08	$.16	$.54
Net earnings (loss)	$.21	$.00	$(.09)	$(.04)	$.08
Diluted earnings (loss) per common share:
Continuing operations	$.11	$.19	$.08	$.16	$.54
Net earnings (loss)	$.21	$.00	$(.09)	$(.04)	$.08

Report of Management

Board of Directors and Stockholders

The Greenbrier Companies, Inc.

The consolidated financial statements and other financial information of The Greenbrier Companies, Inc. and Subsidiaries in this report were prepared by management, which is responsible for their content. They reflect amounts based upon management’s best estimates and informed judgments. In management’s opinion, the financial statements present fairly the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

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

/s/ William A. Furman	/s/ Larry G. Brady

William A. Furman, President, Chief Executive Officer	Larry G. Brady, Senior Vice President, Chief Financial Officer

Independent Auditors’ Report

Board of Directors and Stockholders

The Greenbrier Companies, Inc.

We have audited the accompanying consolidated balance sheets of The Greenbrier Companies, Inc. and Subsidiaries as of August 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended August 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Greenbrier Companies, Inc. and Subsidiaries as of August 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Portland, Oregon
November 13, 2002

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

There is hereby incorporated by reference the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2002, and the information under the caption “Executive Officers of the Company” in Part I, Item 1, “Business,” of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption “Executive Compensation” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2002.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information under the captions “Voting” and “Stockholdings of Certain Beneficial Owners and Management” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2002.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information under the caption “Certain Relationships and Related Party Transactions” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2002.

Item 14. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(3)	List of Exhibits

3.1.	Registrant’s Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

3.2.	Registrant’s Amended and Restated By-laws, as amended on November 9, 1994 is incorporated herein by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended August 31, 1994.

9.1.	Form of Stockholders’ Agreement dated July 1, 1994, between Alan James and William A. Furman is incorporated herein by reference to Exhibit 9.1 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

9.2.	Amendment No. 1 dated as of December 23, 1994 to Stockholders’ Agreement dated July 1, 1994 between Alan James and William A. Furman is incorporated herein by reference to Exhibit 9.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1995.

10.1.*	Employment Agreement dated as of July 1, 1994, between Alan James and Registrant is incorporated herein by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1994.

10.2.*	Employment Agreement dated as of July 1, 1994, between William A. Furman and Registrant is incorporated herein by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1994.

10.3.*	Form of Registrant’s Split-Dollar Agreement is incorporated herein by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the year ended August 31, 1995.

10.4.*	Greenbrier Leasing Corporations Manager Owned Target Benefit Plan dated as of January 1, 1996 is incorporated herein by reference to Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1997.

10.5.*	James-Furman Supplemental 1994 Stock Option Plan is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 1994.

10.6.	Form of Registrant’s 1994 Stock Incentive Plan, dated July 1, 1994 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.7.	Amendment No. 1 to the 1994 Stock Incentive Plan, dated July 14, 1998, incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.8.	Amendment No. 2 to the 1994 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 1999.

10.9.	Amendment No. 3 to the 1994 Stock Incentive Plan incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 1999.

10.10.	Form of Agreement concerning Indemnification and Related Matters (Directors) between Registrant and its directors is incorporated herein by reference to Exhibit 10.18 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.11.	Form of Option with Right of First Refusal and Agreement of Purchase and Sale among William A. Furman, Alan James and Registrant is incorporated herein by reference to Exhibit 10.13 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.12.	Railcar Management Agreement between Greenbrier Leasing Corporation and James-Furman & Company, dated as of December 31, 1989 is incorporated herein by reference to Exhibit 10.9 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.13.	Form of Amendment No. 1 to Railcar Management Agreement between Greenbrier Leasing Corporation and James-Furman & Company dated as of July 1, 1994 is incorporated herein by reference to Exhibit 10.11 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.14.	Railcar Maintenance Agreement between Greenbrier Leasing Corporation and James-Furman & Company, dated as of December 31, 1989 is incorporated herein by reference to Exhibit 10.10 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.15.	Form of Amendment No. 1 to Railcar Maintenance Agreement between Greenbrier Leasing Corporation and James-Furman & Company dated as of July 1, 1994 is incorporated herein by reference to Exhibit 10.12 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.16.	Lease of Land and Improvements dated as of July 23, 1992 between the Atchison, Topeka and Santa Fe Railway Company and Gunderson Southwest, Inc. is incorporated herein by reference to Exhibit 10.4 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.17.	First amendment dated September 26, 1994 to the Lease of Land and Improvements dated as of July 23, 1992 between The Atchison, Topeka and Santa Fe Railway Company and Gunderson Southwest, Inc. is incorporated herein by reference to Exhibit 10.24 to Registrant’s Quarterly Report on form 10-Q for the quarter ended November 30, 1994.

10.18.	Re-marketing Agreement dated as of November 19, 1987 among Southern Pacific Transportation Company, St. Louis Southwestern Railway Company, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. is incorporated herein by reference to Exhibit 10.5 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.19.	Amendment to Re-marketing Agreement among Southern Pacific Transportation Company, St. Louis Southwestern Railway Company, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. dated as of November 15, 1988 is incorporated herein by reference to Exhibit 10.6 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.20.	Amendment No. 2 to Re-marketing Agreement among Southern Pacific Transportation Company, St. Louis Southwestern Railway Company, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. is incorporated herein by reference to Exhibit 10.7 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.21.	Amendment No. 3 to Re-marketing Agreement dated November 19, 1987 among Southern Pacific Transportation Company, St. Louis Southwestern Railway Company, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. dated as of March 5, 1991 is incorporated herein by reference to Exhibit 10.8 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.22.	Stock Incentive Plan — 2000, dated as of April 6, 1999 is incorporated herein by reference to Exhibit 10.23 to Registrant’s Annual Report on form 10-K for the year ended August 31, 1999.

10.23.	Amendment No. 1 to the Stock Incentive Plan — 2000, is incorporated herein by reference to Exhibit 10.1 to Registrant’s form 10-Q for the quarter ended February 28, 2001.

10.24.	Amendment No. 2 to the Stock Incentive Plan — 2000, is incorporated herein by reference to Exhibit 10.2 to Registrant’s form 10-Q for the quarter ended February 28, 2001.

10.25.	Amendment No. 3 to the Stock Incentive Plan — 2000.

10.26.	The Greenbrier Companies Code of Business Conduct.

10.27.	Amendment No. 1 to the James-Furman Supplemental 1994 Stock Option Plan.

21.1.	List of the subsidiaries of the Registrant.

23.	Consent of Deloitte & Touche LLP, independent auditors

99.1.	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2.	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

None

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

The Greenbrier Companies, Inc.

We have audited the consolidated financial statements of The Greenbrier Companies, Inc. and Subsidiaries as of August 31, 2002 and 2001, and for each of the three years in the period ended August 31, 2002, and have issued our report thereon dated November 13, 2002; such consolidated financial statements and report are included in your 2002 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of The Greenbrier Companies, Inc. and Subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP

Portland, Oregon
November 13, 2002

SCHEDULE I

THE GREENBRIER COMPANIES, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Balance Sheets

	August 31,

(In thousands)	2002	2001

ASSETS
Cash and cash equivalents	$—	$26
Accounts receivable	15,548	152
Due from affiliates	5,944	6,332
Investment in subsidiaries	172,140	198,881
Deferred income taxes	675	—
Prepaid expenses and other	1,109	2,355

	$195,416	$207,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$5,915	$713
Due to affiliates	75,378	57,416
Deferred income taxes	—	3,703
Notes payable	10,984	11,805
Stockholders’ equity	103,139	134,109

	$195,416	$207,746

Statements of Operations

	Years ended August 31,

	2002	2001	2000

Interest and other income	$208	$562	$1,783
Expense
Selling and administrative	6,810	8,231	8,682
Interest	2,883	4,062	3,339
Special charges	505	—	—

	10,198	12,293	12,021

Loss before income tax benefit and equity in earnings of subsidiaries	(9,990)	(11,731)	(10,238)
Income tax benefit	4,187	4,897	4,687
Loss before equity in earnings of subsidiaries	(5,803)	(6,834)	(5,551)
Equity in earnings of subsidiaries	1,639	14,463	26,667

Net (loss) earnings from continuing operations	(4,164)	7,629	21,116

Loss from discontinued operations (net of tax)	(21,930)	(6,510)	(6,762)

Net (loss) earnings	$(26,094)	$1,119	$14,354

THE GREENBRIER COMPANIES, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

Statements of Cash Flows

	Years ended August 31,

(In thousands)	2002	2001	2000

Cash flows from operating activities:
Net (loss) earnings	$(26,094)	$1,119	$14,354
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Loss from discontinued operations	21,930	6,510	6,762
Deferred income taxes	(4,378)	2,575	1,778
Equity in earnings of subsidiaries	(1,639)	(14,463)	(26,667)
Other	(285)	(2,580)	(1,524)
Decrease (increase) in assets:
Accounts and notes receivable	6,119	—	77
Due from affiliates	388	4,492	(926)
Prepaid expenses and other	1,246	47	(120)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	3,236	(2,799)	(3,490)
Due to affiliates	17,962	17,052	6,134

Net cash provided by (used in) operating activities	18,485	11,953	(3,622)

Cash flows from investing activities:
Investment in subsidiary	(16,843)	(5,718)	(3,000)

Net cash used in investing activities	(16,843)	(5,718)	(3,000)

Cash flows from financing activities:
Proceeds from borrowings	—	—	12,000
Repayments of borrowings	(821)	(195)	—
Purchase of common stock	—	(959)	(246)
Dividends	(847)	(5,086)	(5,132)

Net cash (used in) provided by financing activities	(1,668)	(6,240)	6,622

Decrease in cash	(26)	(5)	—
Cash and cash equivalents:
Beginning of year	26	31	31

End of year	$—	$26	$31

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,883	$3,658	$2,992

SCHEDULE II

THE GREENBRIER COMPANIES, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance	Charged	Charged
	at Beginning	to Costs and	to Other		Balance at
(In thousands)	of Period	Expenses	Accounts(1)	Deductions	End of Period

Year ended August 31, 2002
Allowance for doubtful accounts	$482	$1,093	$—	$(217)	$1,358
Maintenance accruals	9,931	19,162	1,365	(17,950)	12,508
Warranty accruals	6,749	3,460	—	(3,186)	7,023

Total	$17,162	$23,715	$1,365	$(21,353)	$20,889

Year ended August 31, 2001
Allowance for doubtful accounts	$290	$217	$—	$(25)	$482
Maintenance accruals	10,338	14,868	1,142	(16,417)	9,931
Warranty accruals	6,984	1,743	—	(1,978)	6,749

Total	$17,612	$16,828	$1,142	$(18,420)	$17,162

Year ended August 31, 2000
Allowance for doubtful accounts	$592	$61	$—	$(363)	$290
Maintenance accruals	14,835	15,180	863	(20,540)	10,338
Warranty accruals	5,471	2,968	—	(1,455)	6,984

Total	$20,898	$18,209	$863	$(22,358)	$17,612

(1)	Charged to other accounts are primarily executory costs included in the investment in direct finance leases and amounts received under maintenance agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Dated: November 5, 2002

By:

/s/ William A. Furman
William A. Furman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Alan James Alan James, Chairman of the Board	November 5, 2002

/s/ William A. Furman William A. Furman, President and Chief Executive Officer, Director	November 5, 2002

/s/ Victor G. Atiyeh Victor G. Atiyeh, Director	November 5, 2002

Peter K. Nevitt, Director	November 5, 2002

/s/ A. Daniel O’Neal A. Daniel O’Neal, Director	November 5, 2002

/s/ C. Bruce Ward C. Bruce Ward, Director	November 5, 2002

/s/ Benjamin R. Whiteley Benjamin R. Whiteley, Director	November 5, 2002

/s/ Larry G. Brady Larry G. Brady, Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 5, 2002

CERTIFICATIONS

I, William A. Furman, certify that:

1.	I have reviewed this annual report on Form 10-K of The Greenbrier Companies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

a)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 25, 2002

/s/ William A. Furman
William A. Furman, President and
Chief Executive Officer, Director

CERTIFICATIONS (continued)

I, Larry G. Brady, certify that:

1.	I have reviewed this annual report on Form 10-K of The Greenbrier Companies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 25, 2002

/s/ Larry G. Brady
Larry G. Brady, Sr. Vice President and
Chief Financial Officer (Principal Financial
and Accounting Officer)