Form 10-Q
period 2002-11-30
GREENBRIER COMPANIES INC
filed 2003-01-14
CIK 923120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2002

or

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

(503) 684-7000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

     The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding on December 31, 2002 was 14,121,132 shares.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
(In thousands, except per share amounts, unaudited)

	November 30,	August 31,
	2002	2002

Assets
Cash and cash equivalents	$57,488	$58,777
Accounts and notes receivable	44,362	45,135
Inventories	65,195	56,868
Investment in direct finance leases	63,661	69,536
Equipment on operating leases	151,288	151,580
Property, plant and equipment	57,652	58,292
Other	20,413	21,507
Discontinued operations	37,288	65,751

	$497,347	$527,446

Liabilities and Stockholders’ Equity
Revolving notes	$2,943	$3,571
Accounts payable and accrued liabilities	118,385	108,244
Deferred participation	49,968	52,937
Deferred income taxes	11,935	13,823
Notes payable	130,238	136,577
Discontinued operations	49,769	77,188
Subordinated debt	26,414	27,069
Minority interest	4,898	4,898
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock — $0.001 par value; 25,000 shares authorized; none outstanding	—	—
Common stock — $0.001 par value; 50,000 shares authorized; 14,121 shares outstanding	14	14
Additional paid-in capital	49,276	49,276
Retained earnings	63,105	63,848
Accumulated other comprehensive loss	(9,598)	(9,999)

	102,797	103,139

	$497,347	$527,446

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	November 30,

	2002	2001

Revenue
Manufacturing	$79,211	$53,217
Leasing & services	17,678	18,239

	96,889	71,456
Cost of revenue
Manufacturing	74,335	49,692
Leasing & services	11,566	10,231

	85,901	59,923
Margin	10,988	11,533
Other costs
Selling and administrative expense	7,070	7,491
Interest expense	3,282	4,249

	10,352	11,740
Earnings (loss) before income taxes, minority interest and equity in unconsolidated subsidiary	636	(207)
Income tax benefit (expense)	(228)	85

Earnings (loss) before minority interest and equity in unconsolidated subsidiary	408	(122)
Minority interest	(18)	(171)
Equity in loss of unconsolidated subsidiary	(517)	(508)

Loss from continuing operations	(127)	(801)
Loss from discontinued operations (net of tax)	(616)	(4,242)

Net loss	$(743)	$(5,043)

Basic loss per common share:
Continuing operations	$(.01)	$(.06)
Discontinued operations	(.04)	(.30)

Net loss	$(.05)	$(.36)

Diluted loss per common share:
Continuing operations	$(.01)	$(.06)
Discontinued operations	(.04)	(.30)

Net loss	$(.05)	$(.36)

Weighted average common shares:
Basic	14,121	14,121
Diluted	14,121	14,121

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	November 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(743)	(5,043)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	616	4,242
Deferred income taxes	(1,888)	(2,564)
Deferred participation	(2,969)	(988)
Depreciation and amortization	4,446	4,559
Gain on sales of equipment	(29)	(182)
Other	(22)	(382)
Decrease (increase) in assets:
Accounts and notes receivable	851	11,655
Inventories	(10,817)	(9,979)
Other	995	403
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	11,250	(456)

Net cash provided by operating activities	1,690	1,265

Cash flows from investing activities:
Principal payments received under direct finance leases	4,115	5,208
Proceeds from sales of equipment	4,018	3,241
Purchases of property and equipment	(3,535)	(1,530)

Net cash provided by investing activities	4,598	6,919

Cash flows from financing activities:
Changes in revolving notes	(628)	(6,499)
Repayments of notes payable	(6,294)	(8,834)
Repayments of subordinated debt	(655)	(104)
Dividends	—	(847)

Net cash used in financing activities	(7,577)	(16,284)

Decrease in cash and cash equivalents	(1,289)	(8,100)
Cash and cash equivalents
Beginning of period	58,777	74,547

End of period	$57,488	$66,447

Cash paid during the period for:
Interest	$2,127	$2,932
Income taxes	$22	$119
Non-cash activity:
Transfer of equipment in inventory to operating leases	$—	$3,470

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

     The Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (“Greenbrier” or the “Company”) as of November 30, 2002 and for the three months ended November 30, 2002 and 2001 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three months ended November 30, 2002 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2003. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the 2003 presentation.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2002 Annual Report on Form 10-K.

     Management estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. This includes, among other things, evaluation of the remaining life and recoverability of long-lived assets. Actual results could differ from those estimates.

     Initial Adoption of Accounting Policies – The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” as of September 1, 2002. The statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets are to be tested periodically for impairment and written down to their fair market value as necessary. Other than the cessation of amortization of goodwill, which was not significant, the adoption of SFAS No. 142 had no effect on the Company’s results of operations or cash flows for the quarter ended November 30, 2002.

     SFAS No. 142 prescribes a two-phase process for testing the impairment of goodwill. The first phase, required to be completed by February 28, 2003, screens for impairment. If impairment exists, the second phase, required to be completed by August 31, 2003, measures the impairment. The Company has not yet completed such impairment test.

     Prospective Accounting Changes — In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses the financial accounting and reporting issues associated with exit and disposal activities and generally requires that costs associated with such exit or disposal activities are recognized as incurred rather than at the date a company commits to an exit or disposal activity. SFAS No. 146 will be effective for exit or disposal activities, if any, initiated after December 31, 2002.

THE GREENBRIER COMPANIES, INC.

Note 2 – Inventories

(In thousands)

	November 30,	August 31,
	2002	2002

Manufacturing supplies and raw materials	$12,278	$13,626
Work-in-process	37,755	28,311
Railcars held for sale or refurbishment	15,162	14,931

	$65,195	$56,868

Note 3 — Discontinued Operations

     In August 2002, the Company’s Board of Directors committed to a plan to recapitalize European operations. As a result, the European operations are accounted for as discontinued operations, and accordingly, the financial results have been removed from the Company’s results of continuing operations for all periods presented.

     The Company is currently pursuing several options for recapitalization of European operations which include discussions with strategic investors, financial investors, and members of European management and will proceed with the option that the Board of Directors believes will be most beneficial to Greenbrier’s shareholders.

Summarized results of operations of the discontinued operations are:

	Three Months Ended
	November 30,

(In thousands)	2002	2001

Revenue (1)	$41,900	$8,427
Cost of revenue (1)	39,498	8,592

Margin	2,402	(165)
Selling and administrative expense	2,385	2,881
Interest expense	652	1,239

Loss before income taxes and minority interest	(635)	(4,285)
Income tax benefit	19	—
Minority interest	—	43

Loss from discontinued operations	$(616)	$(4,242)

THE GREENBRIER COMPANIES, INC.

The following assets and liabilities of the European operation are classified as discontinued operations:

(In thousands)

	November 30,	August 31,
	2002	2002

Cash and cash equivalents	$5,622	$8,953
Accounts receivable	11,850	9,645
Inventories (1)	12,150	39,304
Property, plant and equipment	1,152	1,072
Other	6,514	6,777

Total assets – discontinued operations	$37,288	$65,751

Revolving notes	$22,723	$22,249
Accounts payable and accrued liabilities (1)	19,874	47,385
Notes payable	7,172	7,554

Total liabilities – discontinued operations	$49,769	$77,188

Discontinued operations –liabilities	40,569	67,988
Estimated liabilities associated with discontinued operations (2)	9,200	9,200

Total	$49,769	$77,188

(1) August 31, 2002 balances include $26.9 million in inventory and associated deferred revenue for railcars delivered to a customer for which cash was received but revenue recognition delayed pending certification of railcars. Certification was obtained in October 2002 and remaining railcars were delivered allowing recognition of revenue of $27.7 million and the associated cost of revenue.

(2) Estimated liabilities associated with discontinued operations represent obligations of the European operations. The settlement of these obligations will depend in part upon the results of negotiations. The aggregate amount of the obligations has been estimated pending determination of the final form of the resolution.

Note 4 — Special Charges

     In February 2002, the Company implemented a restructuring plan to reduce the scale of its operations and decrease operating expenses in North America. The plan resulted in terminations of 464 employees at manufacturing facilities. All affected employees were notified of the planned terminations and related severance benefits. As of November 30, 2002, $0.2 million in employee termination costs remain to be paid which is reflected in accounts payable and accrued liabilities.

THE GREENBRIER COMPANIES, INC.

Note 5 – Comprehensive Loss

The following is a reconciliation of net loss to comprehensive loss:

(In thousands)

	Three Months Ended
	November 30,

	2002	2001

Net loss	$(743)	$(5,043)
Loss (gain) on derivative financial instruments recognized in net loss during the three months (net of tax)	74	(225)
Unrealized gain on derivative financial instruments (net of tax)	770	339
Foreign currency translation adjustment (net of tax)	(443)	88

Comprehensive loss	$(342)	$(4,841)

Note 6 – Earnings Per Share

     The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

(In thousands)

	Three Months Ended
	November 30,

	2002	2001

Weighted average basic common shares outstanding	14,121	14,121
Dilutive effect of employee stock options	—	—

Weighted average diluted common shares outstanding	14,121	14,121

     Weighted average diluted common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options. Stock options for 0.5 million shares for the three months ended November 30, 2002 and 0.9 million shares for the three months ended November 30, 2001 were excluded from the calculation of diluted earnings per share as these options were anti-dilutive; however, they may become dilutive in the future.

Note 7 – Derivative Instruments

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

     At November 30, 2002 exchange rates, forward exchange contracts for the sale of United States dollars aggregated $39.5 million, Pound Sterling aggregated $4.5 million and Euro aggregated $12.4 million. The Pound Sterling and Euro transactions relate to the discontinued operations. Adjusting these contracts to the fair value of these cash flow hedges at November 30, 2002 resulted in an unrealized pre-tax gain of $0.6 million that was recorded, net of tax, in other comprehensive loss ($0.4 million gain relates to continuing operations and $0.2 million gain relates to discontinued operations). As these contracts mature at various dates through July 2003, any such gain remaining will

THE GREENBRIER COMPANIES, INC.

be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur, the amount classified in other comprehensive loss would be reclassified to the current year’s results of operations.

     At November 30, 2002 exchange rates, interest rate swap agreements had a notional amount of $92.3 million and mature between August 2006 and March 2013. The discontinued operations accounted for $7.1 million of the notional amount and $85.2 million relates to continuing operations. The fair value of these cash flow hedges at November 30, 2002 resulted in an unrealized pre-tax loss of $8.5 million, of which $0.5 million relates to the discontinued operations. The loss, net of tax, is included in other comprehensive loss and the fair value of the contracts is included in accounts payable and accrued liabilities. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from other comprehensive loss and charged or credited to interest expense. At November 30, 2002 interest rates, approximately $3.5 million would be reclassified to interest expense in the next 12 months, of which $0.1 million relates to discontinued operations.

Note 8 – Segment Information

     Greenbrier has two reportable segments: manufacturing and leasing & services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s 2002 Annual Report on Form 10-K. Performance is evaluated based on margin, which is presented in the Consolidated Statements of Operations. Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties.

     The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

(In thousands)

	Three Months Ended
	November 30,

	2002	2001

Revenue:
Manufacturing	$81,804	$67,904
Leasing & services	18,478	19,403
Intersegment eliminations	(3,393)	(15,851)

	$96,889	$71,456

Note 9 – Commitments and Contingencies

     From time to time, Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. The most significant litigation is as follows:

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

     Litigation was initiated in Delaware in August 2002 by National Steel Car, Ltd. (NSC), a competitor, alleging that a drop-deck center partition railcar being marketed and sold by Greenbrier violated an NSC patent. NSC also

THE GREENBRIER COMPANIES, INC.

commenced a companion case (the Pennsylvania Case) in the United States District Court for the Eastern District of Pennsylvania against a Greenbrier customer, Canadian Pacific Railway. Greenbrier has assumed the defense of Canadian Pacific Railway in the Pennsylvania Case. On January 6, 2003, the court in the Pennsylvania Case issued a preliminary injunction which, pending final hearing and determination of the case, enjoins the Canadian Pacific Railway from making, using, offering to sell or importing into the United States the subject cars. Greenbrier believes that it has meritorious defenses to the NSC cases and is pursuing expedited trial as well as other remedies. Production and delivery of 800 drop-deck center partition railcars, included in backlog, has been slowed and production of other cars at the Company’s Canadian facility is being accelerated pending resolution of the Pennsylvania Case.

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

     The Company has entered into contingent rental assistance agreements, aggregating $21.3 million, on certain railcars subject to leases, that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from three to ten years. An expense is recorded and a liability established when a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three months ended November 30, 2002 $0.7 million was accrued as expense to cover estimated obligations. No accruals were made in the corresponding prior period. The remaining liability at November 30, 2002 is $1.1 million.

     A portion of leasing & services revenue is derived from utilization leases, under which “car hire” is earned. Car hire is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Until 1992, the Interstate Commerce Commission directly regulated car hire rates by prescribing a formula for calculating these rates. Government regulation of car hire rates continues, but the system of prescribed rates has been superseded by a system known as deprescription. January 1, 2003 ended a ten-year period used to phase in this new system. Deprescription is a system whereby railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration either the owner’s or user’s rate is selected and that rate becomes effective for a one-year period. There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue for Greenbrier. Car hire revenue amounted to $6.0 million and $4.2 million for the three months ended November 30, 2002 and 2001.

     The Company has guaranteed certain obligations relating to European discontinued operations consisting of $7.2 million in notes payable, $24.9 million in revolving credit facilities, of which $22.7 million was outstanding as of November 30, 2002, and $16.1 million in bank and third party performance and warranty guarantee facilities, of

THE GREENBRIER COMPANIES, INC.

which $12.4 million has been utilized as of November 30, 2002. To date no amounts have been drawn under these performance and warranty guarantee facilities. The revolving credit facilities principally mature in June 2003.

THE GREENBRIER COMPANIES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Greenbrier currently operates in two primary business segments: manufacturing and leasing & services. The two business segments are operationally integrated. With operations in the United States, Canada and Mexico, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, marine vessels and forged steel products and performs railcar refurbishment and maintenance activities. The leasing & services segment owns or manages approximately 50,000 railcars for railroads, institutional investors and other leasing companies.

     In August 2002, the Company’s Board of Directors committed to a plan to recapitalize European operations which consist of a railcar manufacturing plant in Poland and a railcar sales, design and engineering operation in Germany. Accordingly, the Company has classified its European operations as discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The assets, liabilities, operating results and cash flows related to the discontinued operations are presented as single line items in the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows. Future operating results will also be presented as a single line item in the Consolidated Statement of Operations.

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

Overview

     Total revenues from continuing operations for the three months ended November 30, 2002 were $96.9 million, an increase of $25.4 million from revenues of $71.5 million in the prior comparable period. Net loss from continuing operations was $0.1 million and $0.8 million for the three months ended November 30, 2002 and 2001.

     Net loss from discontinued operations was $0.6 million and $4.2 million for the three months ended November 30, 2002 and 2001. See discussion of results of discontinued operations.

Results of Continuing Operations

     The discussion of results of continuing operations excludes the results of European operations for all periods presented.

Three Months Ended November 30, 2002 Compared to Three Months Ended November 30, 2001

Manufacturing Segment

     Manufacturing revenue includes results from new railcar, marine and forge manufacturing, and refurbishment and maintenance activities. New railcar delivery and backlog information disclosed herein includes data for all facilities, including the joint venture in Mexico that is accounted for by the equity method.

     Manufacturing revenue for the three months ended November 30, 2002 was $79.2 million compared to $53.2 million in the corresponding prior period, an increase of $26.0 million, or 48.9%. The increase is primarily due to increased railcar deliveries associated with recently improved railcar market conditions. New railcar deliveries were approximately 1,200 in the current period compared to 900 in the prior comparable period. Deliveries in the prior

THE GREENBRIER COMPANIES, INC.

comparable period also includes 220 units delivered from the Mexican joint venture, accounted for under the equity method, which was closed for the entire three months ended November 30, 2002.

     The manufacturing backlog of railcars for sale and lease at North American facilities as of November 30, 2002 was approximately 4,500 railcars with an estimated value of $230.0 million compared to 4,200 railcars valued at $210.0 million as of August 31, 2002. The backlog is reflective of the overall North American railcar industry increase in demand for new railcars. The Mexican railcar manufacturing facility, temporarily shutdown in January 2002, is anticipated to resume deliveries in the third quarter in response to improved market conditions.

     Gross margin percentage for the three months ended November 30, 2002 was 6.2% compared to gross margin of 6.6% for the three months ended November 30, 2001. The decrease was primarily due to continued pricing pressures in a competitive North American market and a lower margin product mix.

     Litigation was initiated in Delaware in August 2002 by National Steel Car, Ltd. (NSC), a competitor, alleging that a drop-deck center partition railcar being marketed and sold by Greenbrier violated an NSC patent. NSC also commenced a companion case (the Pennsylvania Case) in the United States District Court for the Eastern District of Pennsylvania against a Greenbrier customer, Canadian Pacific Railway. Greenbrier has assumed the defense of Canadian Pacific Railway in the Pennsylvania Case. On January 6, 2003, the court in the Pennsylvania Case issued a preliminary injunction which, pending final hearing and determination of the case, enjoins the Canadian Pacific Railway from making, using, offering to sell or importing into the United States the subject cars. Greenbrier believes that it has meritorious defenses to the NSC cases and is pursuing expedited trial as well as other remedies. Production and delivery of 800 drop-deck center partition railcars, included in backlog, has been slowed and production of other cars at the Company’s Canadian facility is being accelerated pending resolution of the Pennsylvania Case.

Leasing & Services Segment

     Leasing & services revenue decreased $0.5 million, or 2.7%, to $17.7 million for the three months ended November 30, 2002 compared to $18.2 million for the three months ended November 30, 2001. The decrease is primarily a result of the maturation of the direct finance lease portfolio and accruals for contingent rental assistance agreements, offset by new maintenance management agreements and increased utilization on car hire leases.

     Leasing & services operating margin was 34.6% and 43.9% for the three-month periods ended November 30, 2002 and 2001. The decrease was primarily a result of accruals for contingent rental assistance guarantees, increases in lower margin maintenance management agreements, and maturation of the direct finance lease portfolio. In addition, the prior period margin benefited from adjustments to expired maintenance agreements.

     Minimal pre-tax earnings were realized on the disposition of leased equipment for the three months ended November 30, 2002 compared to pre-tax earnings of $0.2 million for the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk, and maintain liquidity.

Other Costs

     Selling and administrative expense was $7.1 million for the three months ended November 30, 2002 compared to $7.5 million for the comparable prior period, a decrease of $0.4 million, or 5.3%. The decline in expense is primarily the result of continued focus on elimination or reduction of non-essential costs partially offset by increased professional fees.

     Interest expense decreased $0.9 million to $3.3 million for the three months ended November 30, 2002, compared to $4.2 million in the prior comparable period as a result of scheduled paydowns of debt.

     Income tax benefit (expense) for the three months ended November 30, 2002 and 2001 represents an effective tax rate of 42.0% on United States operations and varying effective tax rates on foreign operations. The effective tax rate

THE GREENBRIER COMPANIES, INC.

for continuing operations was 35.8% and 41.1% for the three months ending November 30, 2002 and 2001. The fluctuations in effective tax rate are due to the geographical mix of pre-tax earnings and losses.

Liquidity and Capital Resources

     Greenbrier has been financed through cash generated from operations and borrowings. Cash utilization in the quarter ended November 30, 2002 was primarily for scheduled paydowns of debt.

     All amounts originating in foreign currency have been translated at the November 30, 2002 exchange rate for the purpose of the following discussion. Credit facilities for continuing operations aggregated $111.1 million as of November 30, 2002. Available borrowings under the credit facilities are principally based upon defined levels of receivables, inventory and leased equipment, which at November 30, 2002 levels would provide for maximum borrowing of $93.4 million, of which $2.9 million is outstanding. A $60.0 million revolving line of credit is available through January 2004 to provide working capital and interim financing of equipment for the leasing & services operations. A $35.0 million line of credit to be used for working capital is available through March 2004 for United States manufacturing operations. A $16.1 million line of credit is available through August 2003 for working capital for Canadian manufacturing operations. Advances under the lines of credit bear interest at rates that vary depending on the type of borrowing and certain defined ratios. At November 30, 2002, there were no borrowings outstanding under the United States manufacturing and leasing & services lines while the Canadian manufacturing line had $2.9 million outstanding.

     The Company did not meet an interest coverage ratio covenant and minimum net worth covenant related to certain corporate and European term debt and has received waivers for the quarter ended November 30, 2002. The Company did not meet an interest rate coverage ratio test related to certain Canadian debt and has received a waiver for the quarter ended November 30, 2002. The Company did not meet a minimum net worth covenant related to a revolving credit facility associated with European discontinued operations and has received a waiver for the quarter ended November 30, 2002.

     The Company has guaranteed certain obligations relating to European discontinued operations consisting of $7.2 million in notes payable, $24.9 million in revolving credit facilities, of which $22.7 million was outstanding as of November 30, 2002, and $16.1 million in bank and third party performance and warranty guarantee facilities, of which $12.4 million has been utilized as of November 30, 2002. To date no amounts have been drawn under these performance and warranty guarantee facilities. The revolving credit facilities principally mature in June 2003.

     The Company has entered into contingent rental assistance agreements, aggregating $21.3 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from three to ten years. An expense is recorded and a liability established when a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three months ended November 30, 2002 $0.7 million was accrued as an expense to cover estimated obligations. No accruals were made in the corresponding prior period. The remaining liability at November 30, 2002 is $1.1 million.

     Capital expenditures for continuing operations totaled $3.5 million and $1.5 million for the three months ended November 30, 2002 and 2001. Of these capital expenditures, approximately $1.8 million and $0.4 million were attributable to leasing & services operations. Leasing & services capital expenditures for 2003 are expected to be approximately $23.0 million. Greenbrier regularly sells assets from its lease fleet, some of which may have been purchased within the current year and included in capital expenditures.

     Approximately $1.7 million and $1.1 million of capital expenditures for the three months ended November 30, 2002 and 2001 were attributable to manufacturing operations. Capital expenditures for manufacturing additions are expected to be approximately $7.0 million in 2003 and will be limited to expenditures necessary to further enhance efficiencies.

THE GREENBRIER COMPANIES, INC.

     Foreign operations give rise to risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. No provision has been made for credit loss due to counterparty non-performance.

     Consistent with the Company’s policy to manage for cash flow and liquidity, in light of present market conditions and results of operations, the Company will not pay a dividend for the quarter ended November 30, 2002. Future dividends are dependent upon the market outlook as well as earnings, capital requirements and financial condition of the Company.

     Management expects existing funds and cash generated from operations, together with borrowings under existing credit facilities and long-term financing, to be sufficient to fund dividends, if any, working capital needs, planned capital expenditures and expected debt repayments for the foreseeable future.

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

     Railcars are generally manufactured under firm orders from third parties. Revenue is recognized when the cars are completed and accepted by an unaffiliated customer. Direct finance lease revenue is recognized over the lease term in a manner that produces a constant rate of return on the net investment in the lease. Operating lease revenue is recognized as earned under the lease terms. Certain leases are operated under car hire arrangements whereby revenue is earned based on utilization car hire rates and terms specified in the lease agreement. Car hire revenue is reported from a third party source two months in arrears, however such revenue is accrued in the month earned based on estimates of use from historical activity and is adjusted to actual mileage earned as reported.

     The Company has entered into contingent rental assistance agreements on certain railcars subject to leases, that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from three to ten years. An expense is recorded and a liability established when a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated.

     Goodwill amortization was discontinued with the implementation of SFAS No. 142 on September 1, 2002. Goodwill is tested periodically for impairment and written down to fair market value as necessary.

     For financial reporting purposes, the Company estimates its income tax expense based on its planned tax return filings. The amounts anticipated to be reported in those filings may change between the time the financial statements

THE GREENBRIER COMPANIES, INC.

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

     The adjustment of net assets of the European operations to estimated net realizable value is based upon various options that management believes could occur. The nature and type of transaction, which ultimately is negotiated, may vary from these options causing the estimate to differ from the amount recorded on the financial statements.

     Contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

Results of Discontinued Operations

     The Company currently has operations in Europe, which include a railcar manufacturing plant in Poland and a railcar sales, design and engineering operation in Germany. In August 2002, the Company’s Board of Directors committed to a plan to recapitalize European operations. As a result, the European operations are accounted for as discontinued operations, and accordingly, the financial results have been removed from the Company’s results of continuing operations for all periods presented. The Company is currently pursuing several options for recapitalization of European operations which include discussions with strategic investors, financial investors, and members of European management and will proceed with the option that the Board of Directors believes will be most beneficial to Greenbrier’s shareholders.

     Summarized results of operations of the discontinued operations are:

	Three Months Ended
	November 30,

(In thousands)	2002	2001

Revenue	$41,900	$8,427
Cost of revenue	39,498	8,592

Margin	2,402	(165)
Selling and administrative expense	2,385	2,881
Interest expense	652	1,239

Loss before income taxes and minority interest	(635)	(4,285)
Income tax benefit	19	—
Minority interest	—	43

Loss from discontinued operations	$(616)	$(4,242)

THE GREENBRIER COMPANIES, INC.

     Revenues increased $33.5 million to $41.9 million for the three months ending November 30, 2002 from $8.4 million in the prior comparable period primarily as a result of obtaining certification on railcars, valued at $26.9 million, delivered in a prior period for which revenue recognition had been delayed pending certification which was received in October 2002, increased refurbishment work, and a different product mix. New railcar deliveries in Europe were approximately 300 units and 100 units for the three months ended November 30, 2002 and 2001.

     Margin increased to 5.7% for the three months ended November 30, 2002 from negative 2.0% in the prior comparable period. The increase is due to different product mix, production efficiencies, favorable exchange rates, and lower depreciation and amortization as a result of asset write-downs taken in August 2002 in conjunction with the planned recapitalization of European operations.

     Selling and administrative expense was $2.4 million for the three months ended November 30, 2002 compared to $2.9 million in the prior comparable period. The decline is the result of reduced amortization associated with the write-down of assets in February 2002 in accordance with the Company’s asset impairment policy, offset by increased research and development expenses.

     Interest expense was $0.7 million for the three months ended November 30, 2002 compared to $1.2 million for the three months ended November 30, 2001. The decrease is due to lower interest rates and reduced debt levels.

     Capital expenditures for discontinued operations totaled $0.1 million and $0.5 million for the three months ended November 30, 2002 and 2001.

     The Company did not meet an interest coverage ratio covenant and minimum net worth covenant related to certain European term debt and has received waivers for the quarter ended November 30, 2002. The Company did not meet a minimum net worth covenant related to a revolving credit facility associated with European discontinued operations and has received a waiver for the quarter ended November 30, 2002.

     The Company has guaranteed certain obligations relating to European discontinued operations consisting of $7.2 million in notes payable, $24.9 million in revolving credit facilities, and $16.1 million in bank and third party performance and warranty guarantees. At November 30, 2002 exchange rates, $22.7 million in revolving credit facilities were outstanding and $12.4 million of guarantees were utilized. To date, no amounts have been drawn under these guarantees.

     In December 2002, two European revolving credit facilities were renewed with maturity in June 2003. Total availability upon renewal was $21.5 million, a decrease of $3.4 million from November 30, 2002. From January 2003 through June 2003 mandatory pay downs aggregating $11.2 million are required within the terms of the new agreements.

THE GREENBRIER COMPANIES, INC.

Forward-Looking Statements

     From time to time, Greenbrier or its representatives have made or may make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

•	availability of financing sources for working capital, other business development activities, capital spending and railcar syndication activities;

•	ability to renew or obtain sufficient lines of credit on acceptable terms;

•	ability to successfully recapitalize European operations;

•	continuation of the joint venture in Mexico;

•	increased stockholder value;

•	increased competition;

•	market improvement in North America;

•	share of new and existing markets;

•	increase or decrease in production;

•	increased railcar services business;

•	continued ability to negotiate bank waivers;

•	ability to utilize beneficial tax strategies;

•	ability to obtain adequate certification and licensing of products; and

•	short- and long-term revenue and earnings effects of the above items.

     These forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier’s control. The following are among the factors, particularly in North America and Europe that could cause actual results or outcomes to differ materially from the forward-looking statements:

•	a delay or failure of acquisitions, products or services to compete successfully;

•	recapitalization of European operations for terms less favorable than anticipated;

•	decreases in carrying value of assets due to impairment;

•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

•	increased cost of mobilizing for production following plant closures;

•	effects of local statutory accounting conventions on compliance with covenants in loan agreements or reporting of financial conditions or results of operations;

•	actual future costs and the availability of materials and a trained workforce;

•	changes in product mix and the mix between manufacturing and leasing & services revenue;

•	labor disputes, energy shortages or operating difficulties that might disrupt manufacturing operations or the flow of cargo;

•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of subcontractors or suppliers;

•	ability to obtain suitable contracts for the sale of leased equipment;

•	lower than anticipated residual values for leased equipment;

•	discovery of defects in railcars resulting in increased warranty cost or litigation;

•	resolution or outcome of pending litigation;

•	the ability to consummate expected sales;

•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under the contracts as anticipated;

•	financial condition of principal customers;

THE GREENBRIER COMPANIES, INC.

•	market acceptance of products;

•	competitive factors, including increased competition, introduction of competitive products and price pressures;

•	industry overcapacity;

•	shifts in market demand;

•	domestic and global business conditions and growth or reduction in the surface transportation industry;

•	domestic and global political, regulatory or economic conditions including such matters as terrorism, war or embargoes;

•	the effects of car hire deprescription on leasing revenue;

•	changes in interest rates;

•	changes in fuel and/or energy prices;

•	commodity price fluctuations;

•	ability to replace maturing lease revenue with revenue from growth of the lease fleet and management services; and

•	economic impacts from currency fluctuations in the Company’s worldwide operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

     In addition to the United States, Greenbrier has operations in Canada, Germany and Poland. The operations in these foreign countries conduct business in their local currencies as well as other regional currencies. To mitigate its exposure to transactions denominated in currencies other than the functional currency of each entity, Greenbrier enters into forward exchange contracts to protect its margin on a portion of its forecast foreign currency sales. At November 30, 2002, $56.4 million of forecast sales were hedged by forward exchange contracts. Because of the variety of currencies in which purchases and sales are transacted, it is not possible to predict the impact of a movement in foreign currency exchange rates on future operating results. However, Greenbrier intends to continue to mitigate its exposure to foreign exchange gains or losses.

     In addition to Greenbrier’s exposure to transaction gains or losses, the Company is also exposed to foreign currency exchange risk related to the net asset position of its foreign subsidiaries. At November 30, 2002, the net assets of foreign subsidiaries aggregated $0.4 million. At November 30, 2002, a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of $0.04 million, less than 0.1% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

Interest Rate Risk

     At November 30, 2002, Greenbrier’s exposure to interest rate risk is limited since 84% of the Company’s debt has fixed interest rates. The Company actively manages its floating rate debt with interest rate swap agreements, effectively converting $92.3 million of variable rate debt to fixed rate debt at November 30, 2002. As a result, Greenbrier is only exposed to interest rate risk relating to its revolving debt and a small portion of its term debt. At November 30, 2002, a uniform 10% increase in interest rates would result in approximately $0.2 million of additional annual interest expense.

THE GREENBRIER COMPANIES, INC.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Changes In Internal Controls

     Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

THE GREENBRIER COMPANIES, INC.

PART 11. OTHER INFORMATION

Item 1. Legal Proceedings

     There is hereby incorporated by reference the information disclosed in Note 9 to Consolidated Financial Statements, Part I of this quarterly report.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits:

99.1.	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2.	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date:	January 13, 2003	By:	/s/ Larry G. Brady

Larry G. Brady Senior Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

THE GREENBRIER COMPANIES, INC.

CERTIFICATIONS

I, William A. Furman, President and Chief Executive Officer of The Greenbrier Companies, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of The Greenbrier Companies;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	January 13, 2003

/s/ William A. Furman William A. Furman, President and Chief Executive Officer, Director

THE GREENBRIER COMPANIES, INC.

CERTIFICATIONS (cont’d)

     I, Larry G. Brady, Senior Vice President and Chief Financial Officer of The Greenbrier Companies, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of The Greenbrier Companies;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	January 13, 2003

/s/ Larry G. Brady Larry G. Brady Senior Vice President and Chief Financial Officer