Form 10-Q
period 2003-02-28
GREENBRIER COMPANIES INC
filed 2003-04-14
CIK 923120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended February 28, 2003

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes X      No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes      No X

     The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding on April 4, 2003 was 14,121,132 shares.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
(In thousands, except per share amounts, unaudited)

	February 28,	August 31,
	2003	2002

Assets
Cash and cash equivalents	$59,240	$58,777
Accounts and notes receivable	40,916	45,135
Inventories	69,949	56,868
Investment in direct finance leases	52,855	69,536
Equipment on operating leases	143,575	151,580
Property, plant and equipment	57,091	58,292
Other	19,959	21,507
Discontinued operations	45,416	65,751

	$489,001	$527,446

Liabilities and Stockholders’ Equity
Revolving notes	$5,511	$3,571
Accounts payable and accrued liabilities	117,493	108,244
Deferred participation	43,963	52,937
Deferred income taxes	14,859	13,823
Notes payable	122,046	136,577
Discontinued operations	56,672	77,188
Subordinated debt	23,131	27,069
Minority interest	4,898	4,898
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock — $0.001 par value; 25,000 shares authorized; none outstanding	—	—
Common stock — $0.001 par value; 50,000 shares authorized; 14,121 issued and outstanding	14	14
Additional paid-in capital	49,276	49,276
Retained earnings	61,867	63,848
Accumulated other comprehensive loss	(10,729)	(9,999)

	100,428	103,139

	$489,001	$527,446

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,

	2003	2002	2003	2002

Revenue
Manufacturing	$86,539	$53,552	$165,749	$106,769
Leasing & services	18,190	18,270	35,869	36,509

	104,729	71,822	201,618	143,278
Cost of revenue
Manufacturing	83,173	52,899	157,508	102,591
Leasing & services	10,961	10,632	22,527	20,863

	94,134	63,531	180,035	123,454
Margin	10,595	8,291	21,583	19,824
Other costs
Selling and administrative expense	8,162	7,132	15,232	14,623
Interest expense	2,992	3,915	6,273	8,163
Special charges	—	2,083	—	2,083

	11,154	13,130	21,505	24,869
Earnings (loss) before income taxes, minority interest and equity in unconsolidated subsidiary	(559)	(4,839)	78	(5,045)
Income tax benefit (expense)	213	1,911	(16)	1,996

Earnings (loss) before minority interest and equity in unconsolidated subsidiary	(346)	(2,928)	62	(3,049)
Minority interest	18	171	—	—
Equity in unconsolidated subsidiary	(437)	(416)	(955)	(925)

Loss from continuing operations	(765)	(3,173)	(893)	(3,974)
Loss from discontinued operations (net of tax)	(472)	(13,653)	(1,088)	(17,895)

Net loss	$(1,237)	$(16,826)	$(1,981)	$(21,869)

Basic loss per common share
Continuing operations	$(0.05)	$(0.22)	$(0.06)	$(0.28)
Discontinued operations	(0.04)	(0.97)	(0.08)	(1.27)

Net loss	$(0.09)	$(1.19)	$(0.14)	$(1.55)

Diluted loss per common share
Continuing operations	$(0.05)	$(0.22)	$(0.06)	$(0.28)
Discontinued operations	(0.04)	(0.97)	(0.08)	(1.27)

Net loss	$(0.09)	$(1.19)	$(0.14)	$(1.55)

Weighted average common shares:
Basic	14,121	14,121	14,121	14,121
Diluted	14,121	14,121	14,121	14,121

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	February 28,

	2003	2002

Cash flows from operating activities
Net loss	$(1,981)	$(21,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	1,088	17,895
Other changes in discontinued operations	(1,269)	(159)
Deferred income taxes	1,036	(5,051)
Deferred participation	(8,974)	(1,936)
Depreciation and amortization	8,895	9,044
Gain on sales of equipment	(333)	(507)
Other	(836)	(19)
Decrease (increase) in assets:
Accounts and notes receivable	4,219	699
Inventories	(15,968)	157
Other	1,424	1,324
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	9,603	(4,639)

Net cash used in operating activities	(3,096)	(5,061)

Cash flows from investing activities
Principal payments received under direct finance leases	7,801	10,175
Proceeds from sales of equipment	17,492	14,785
Purchase of property and equipment	(4,928)	(10,312)
Investment in discontinued operations	—	(1,200)

Net cash provided by investing activities	20,365	13,448

Cash flows from financing activities
Changes in revolving notes	1,940	(7,856)
Repayments of notes payable	(14,808)	(20,663)
Repayment of subordinated debt	(3,938)	(8,230)
Dividends	—	(847)

Net cash used in financing activities	(16,806)	(37,596)

Increase (decrease) in cash and cash equivalents	463	(29,209)
Cash and cash equivalents
Beginning of period	58,777	74,547

End of period	$59,240	$45,338

Cash paid during the period for
Interest	$6,040	$9,130
Income taxes	$50	$877
Non-cash activity
Transfer of inventory to equipment on operating leases	$—	$3,470

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Interim Financial Statements

     The Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (“Greenbrier” or the “Company”) as of February 28, 2003 and for the three and six months ended February 28, 2003 and 2002 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three and six months ended February 28, 2003 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2003. Certain reclassifications have been made to the prior year’s Consolidated Financial Statements to conform to the 2003 presentation.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2002 Annual Report on Form 10-K.

     Management estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include warranty accruals, maintenance accruals, evaluation of the remaining life and recoverability of long-lived assets, intangible asset valuation, contingency accruals, and income tax related accruals. Actual results could differ from those estimates.

     Initial Adoption of Accounting Policies – The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” as of September 1, 2002. The statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets are to be tested periodically for impairment and written down to their fair market value as necessary. Other than the cessation of amortization of goodwill, which was not significant, the adoption of SFAS No. 142 had no effect on the Company’s results of operations or cash flows for the six months ended February 28, 2003.

     SFAS No.142 prescribes a two-phase process for testing the impairment of goodwill. The first phase, required to be completed by February 28, 2003, screens for impairment. If impairment exists, the second phase, required to be completed by August 31, 2003, measures the impairment. The Company completed its first phase impairment analysis during the second quarter and found no instances of impairment of its recorded goodwill or indefinite life intangibles. Accordingly, no impairment charge has been recorded as a result of adopting SFAS No. 142. Beginning in the third quarter of 2003, recorded goodwill and indefinite life intangibles will be tested at least annually for impairment and more frequently if material changes in events or circumstances arise.

     The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities as of December 31, 2002. This statement addresses the financial accounting and reporting issues associated with exit and disposal activities and generally requires that costs associated with such exit or disposal activities are recognized as incurred rather than at the date a company commits to an exit or disposal activity. The adoption of SFAS No. 146 as of December 31, 2002 had no effect on the Company’s results of operations for the quarter ended February 28, 2003.

THE GREENBRIER COMPANIES, INC.

Note 2 – Inventories

(In thousands)	February 28, 2003	August 31, 2002

Manufacturing supplies and raw materials	$14,400	$13,626
Work-in-process	36,694	28,311
Railcars held for sale or refurbishment	18,855	14,931

	$69,949	$56,868

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

     Summarized results of operations of the discontinued operations are:

(In thousands)	Three Months Ended		Six Months Ended
	February 28,		February 28,

	2003	2002	2003	2002

Revenue (1)	$13,851	$27,246	$55,751	$35,673
Cost of revenue (1)	12,265	26,980	51,762	35,572

Margin	1,586	266	3,989	101
Selling and administrative expense	1,391	2,187	3,776	5,068
Interest expense	766	768	1,419	2,007
Special charges (2)	—	17,129	—	17,129

Loss before income taxes and minority interest	(571)	(19,818)	(1,206)	(24,103)
Income tax benefit	99	6,111	118	6,111
Minority interest	—	54	—	97

Loss from discontinued operations	$(472)	$(13,653)	$(1,088)	$(17,895)

THE GREENBRIER COMPANIES, INC.

The following assets and liabilities of the European operation are classified as discontinued operations:

(In thousands)	February 28,	August 31,
	2003	2002

Cash and cash equivalents	$8,695	$8,953
Accounts receivable	15,750	9,645
Inventories(1)	12,128	39,304
Property, plant and equipment	1,540	1,072
Other	7,303	6,777

Total assets – discontinued operations	$45,416	$65,751

Revolving notes	$19,480	$22,249
Accounts payable and accrued liabilities(1)	29,721	47,385
Notes payable	7,471	7,554

Total liabilities – discontinued operations	$56,672	$77,188

Discontinued operations –liabilities	47,472	67,988
Estimated liabilities associated with discontinued operations (3)	9,200	9,200

Total	$56,672	$77,188

(1) August 31, 2002 balances include $26.9 million in inventory and associated deferred revenue for railcars delivered to a customer for which cash was received but revenue recognition delayed pending certification of railcars. Certification was obtained during the first quarter of 2003 and remaining railcars were delivered allowing recognition of revenue of $27.7 million and the associated cost of revenue.

(2) Special charges relate to $14.8 million of asset impairment write-downs and $2.3 million in costs associated with a restructuring plan to reduce the scale of European operations.

(3) Estimated liabilities associated with discontinued operations represent obligations of the European operations. The settlement of these obligations will depend in part upon the results of negotiations. The aggregate amount of the obligations has been estimated pending determination of the final form of the resolution.

Note 4 –Special Charges

     In February 2002, the Company implemented a restructuring plan to reduce the scale of its operations and decrease operating expenses in North America. The plan resulted in terminations of 464 employees at manufacturing facilities. As of February 28, 2003, all costs associated with the restructuring have been paid.

Note 5 – Comprehensive Loss

The following is a reconciliation of net loss to comprehensive loss:

(In thousands)	Three Months Ended		Six Months Ended
	February 28,		February 28,

	2003	2002	2003	2002

Net loss	$(1,237)	$(16,826)	$(1,981)	$(21,869)
Gain on derivative financial instruments recognized in net loss, net of tax	(823)	(1,293)	(518)	(748)
Unrealized gain (loss) on derivative financial instruments, net of tax	(107)	791	432	360
Foreign currency translation adjustment, net of tax	(201)	(385)	(644)	(297)

Comprehensive loss	$(2,368)	$(17,713)	$(2,711)	$(22,554)

THE GREENBRIER COMPANIES, INC.

Note 6 – Earnings per share

     The shares used in the computation of the Company’s basic and diluted loss per common share are reconciled as follows:

(In thousands)	Three Months Ended		Six Months Ended
	February 28,		February 28,

	2003	2002	2003	2002

Weighted average common shares outstanding	14,121	14,121	14,121	14,121
Dilutive effect of employee stock options	—	—	—	—

Weighted average diluted common shares outstanding	14,121	14,121	14,121	14,121

     Weighted average diluted common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options. Stock options for 0.7 million shares for the three and six months ended February 28, 2003 and 1.0 million shares for the three and six months ended February 28, 2002, were excluded from the calculation of diluted earnings per share as these options were anti-dilutive; however, they may become dilutive in the future.

Note 7 – Derivative Instruments

     Foreign operations give rise to market risks from changes in foreign currency exchange rates. Foreign currency forward exchange contracts with established financial institutions are utilized to hedge a portion of that risk. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. The Company’s foreign currency forward exchanges and interest rate swaps are designated as cash flow hedges, and therefore the unrealized gains and losses are recorded in other comprehensive loss.

     At February 28, 2003 exchange rates, forward exchange contracts for the sale of United States dollars aggregated $26.5 million, Pound Sterling aggregated $5.0 million and Euro aggregated $11.7 million. The Pound Sterling and Euro transactions relate to discontinued operations. Adjusting these contracts to the fair value of these cash flow hedges at February 28, 2003 resulted in an unrealized pre-tax gain of $1.8 million that was recorded, net of tax, in other comprehensive income ($1.9 million gain relates to continuing operations and $0.1 million loss relates to discontinued operations). As these contracts mature at various dates through July 2003, any such gain remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur, the amount classified in other comprehensive income would be reclassified to the current year’s results of operations.

     At February 28, 2003 exchange rates, interest rate swap agreements had a notional amount of $90.9 million and mature between August 2006 and March 2013. The discontinued operations accounted for $7.5 million of the notional amount and $83.4 million relates to continuing operations. The fair value of these cash flow hedges at February 28, 2003 resulted in an unrealized pre-tax loss of $11.0 million, of which $0.7 million relates to discontinued operations. The loss, net of tax, is included in other comprehensive loss and the fair value of the contracts is included in accounts payable and accrued liabilities. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from other comprehensive loss and charged or credited to interest expense. At February 28, 2003 interest rates, approximately $3.5 million would be reclassified to interest expense in the next 12 months, of which $0.1 million relates to discontinued operations.

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

THE GREENBRIER COMPANIES, INC.

     The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

(In thousands)
	Three Months Ended		Six Months Ended
	February 28,		February 28,

	2003	2002	2003	2002

Revenue:
Manufacturing	$89,906	$58,815	$171,710	$126,719
Leasing & services	18,252	17,452	36,730	36,855
Intersegment eliminations	(3,429)	(4,445)	(6,822)	(20,296)

	$104,729	$71,822	$201,618	$143,278

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

     Litigation was initiated in Delaware in August 2002 by National Steel Car, Ltd. (NSC), a competitor, alleging that a drop-deck center partition railcar being marketed and sold by Greenbrier violated an NSC patent. NSC also commenced a companion case (the Pennsylvania Case) in the United States District Court for the Eastern District of Pennsylvania against a Greenbrier customer, Canadian Pacific Railway. Greenbrier has assumed the defense of Canadian Pacific Railway in the Pennsylvania Case. On January 6, 2003, the court in the Pennsylvania Case issued a preliminary injunction which, pending final hearing and determination of the case, enjoins the Canadian Pacific Railway from making, using, offering to sell or importing into the United States the subject cars. Canadian Pacific Railway filed a Notice of Appeal from the decision of the District Court to the United States Court of Appeals for the Federal Circuit on February 5, 2003. Production and delivery of 800 drop-deck center partition railcars, included in backlog, has been delayed and production of other cars at the Company’s Canadian facility is being accelerated pending resolution of the Pennsylvania Case.

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

THE GREENBRIER COMPANIES, INC.

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

     The Company has entered into contingent rental assistance agreements, aggregating $21.2 million, on certain railcars subject to leases, that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from three to ten years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three and six months ended February 28, 2003, $0.1 million and $0.8 million was accrued to cover estimated obligations. For the three and six months ended February 28, 2002, $1.3 million was accrued to cover estimated obligations. The remaining liability at February 28, 2003 is $0.8 million.

     A portion of leasing & services revenue is derived from utilization leases, under which “car hire” is earned. Car hire is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Until 1992, the Interstate Commerce Commission directly regulated car hire rates by prescribing a formula for calculating these rates. Government regulation of car hire rates continues, but the system of prescribed rates has been superseded by a system known as deprescription. January 1, 2003 ended a ten-year period used to phase in this new system. Deprescription is a system whereby railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration either the owner’s or user’s rate is selected and that rate becomes effective for a one-year period. There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue for Greenbrier. Car hire revenue amounted to $6.2 million and $12.2 million for the three and six months ended February 28, 2003 and $6.0 million and $10.3 million for the three and six months ended February 28, 2002.

     Certain domestic rail casting suppliers are reorganizing, which is affecting the available supply of castings to the industry. The Company is evaluating foreign suppliers and is taking other actions to maintain an adequate supply of castings.

     The Company has guaranteed certain obligations relating to European discontinued operations consisting of $7.5 million in notes payable, $20.5 million in revolving credit facilities, of which $19.5 million was outstanding as of February 28, 2003, and $23.8 million in bank and third party performance and warranty guarantee facilities, of which $19.9 million has been utilized as of February 28, 2003. To date no amounts have been drawn against performance and warranty guarantees which have been issued. The revolving credit facilities principally mature in June 2003.

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

THE GREENBRIER COMPANIES, INC.

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

Overview

     Total revenue from continuing operations for the three months ended February 28, 2003 was $104.7 million, an increase of $32.9 million from revenue of $71.8 million in the prior comparable period. Total revenue from continuing operations for the six months ended February 28, 2003 was $201.6 million, an increase of $58.3 million from revenue of $143.3 million for the six months ended February 28, 2002. The increase is primarily the result of increased deliveries of railcars due to improvement in the North American railcar market.

     Net loss from continuing operations for the three months ended February 28, 2003 was $0.8 million, or $0.05 per diluted common share, compared to net loss from continuing operations of $3.2 million, or $0.22 per diluted common share, for the three months ended February 28, 2002. Net loss from continuing operations for the six months ended February 28, 2003 was $0.9 million, or $0.06 per diluted common share, compared to net loss from continuing operations of $4.0 million, or $0.28 per diluted common share, for the six months ended February 28, 2002. Prior period results include special charges as a result of a restructuring plan to reduce the scale of operations and decrease operating expenses in North America.

     Net loss from discontinued operations was $0.5 million and $1.1 million for the three and six months ended February 28, 2003 compared to net loss from discontinued operations of $13.7 million and $17.9 million for the three and six months ended February 28, 2002. As discussed below, prior period results include special charges that relate to asset impairment writedowns and a restructuring plan to reduce the scale of European operations.

Results of Continuing Operations

     The discussion of results of continuing operations excludes the results of European operations for all periods presented.

Three Months Ended February 28, 2003 Compared to Three Months Ended February 28, 2002

Manufacturing Segment

     Manufacturing revenue includes results from new railcar, marine, forge product manufacturing, refurbishment and maintenance activities. New railcar delivery and backlog information disclosed herein includes all facilities, including the joint venture in Mexico that is accounted for by the equity method.

     Manufacturing revenue for the three months ended February 28, 2003 was $86.5 million compared to $53.6 million in the corresponding prior period, an increase of $32.9 million, or 61.4%. The increase is primarily due to increased deliveries of a lower priced product mix. New railcar deliveries were approximately 1,200 in the current period compared to 700 in the prior comparable period. Deliveries in the prior comparable period include 200 units delivered from the Mexican joint venture, accounted for under the equity method, which was closed for the entire three months ended February 28, 2003. The Mexican railcar manufacturing facility, temporarily shutdown in January 2002, will resume deliveries in the third quarter in response to improved market conditions.

     The manufacturing backlog of railcars for sale and lease at North American facilities as of February 28, 2003 was approximately 4,500 units with an estimated value of $230.0 million. Orders during the quarter were on pace with production resulting in no change in backlog from November 30, 2002.

THE GREENBRIER COMPANIES, INC.

     Gross margin percentage for the three months ended February 28, 2003 was 3.9% compared to gross margin of 1.2% for the three months ended February 28, 2002. The increase was primarily due to a product mix that includes more production of a higher margin railcar type, efficiencies in marine production, the impact of higher deliveries on overhead absorption, offset somewhat by production issues on one car type and costs associated with production that was delayed due to an injunction associated with a patent litigation lawsuit as discussed below. Prior period results were impacted by the closure of one plant for a portion of the quarter.

     Certain domestic casting suppliers are reorganizing which is affecting the available supply of rail castings to the industry. The Company is evaluating foreign suppliers and is taking other actions to maintain an adequate supply of castings.

     Litigation was initiated in Delaware in August 2002 by National Steel Car, Ltd. (NSC), a competitor, alleging that a drop-deck center partition railcar being marketed and sold by Greenbrier violated an NSC patent. NSC also commenced a companion case (the Pennsylvania Case) in the United States District Court for the Eastern District of Pennsylvania against a Greenbrier customer, Canadian Pacific Railway. Greenbrier has assumed the defense of Canadian Pacific Railway in the Pennsylvania Case. On January 6, 2003, the court in the Pennsylvania Case issued a preliminary injunction which, pending final hearing and determination of the case, enjoins the Canadian Pacific Railway from making, using, offering to sell or importing into the United States the subject cars. Canadian Pacific Railway filed a Notice of Appeal from the decision of the District Court to the United States Court of Appeals for the Federal Circuit on February 5, 2003. Production and delivery of 800 drop-deck center partition railcars, included in backlog, has been delayed and production of other cars at the Company’s Canadian facility is being accelerated pending resolution of the Pennsylvania Case.

Leasing & Services Segment

     Leasing & services revenue decreased $0.1 million, or 0.5%, to $18.2 million for the three months ended February 28, 2003 compared to $18.3 million for the three months ended February 28, 2002. The decrease is primarily a result of the maturation of the direct finance lease portfolio offset by decreased accruals for contingent rental assistance agreements.

     Leasing & services operating margin was 39.7% and 41.8% for the three-months ended February 28, 2003 and 2002. The decrease was primarily a result of maturation of the direct finance lease portfolio and increases in the portion of revenue associated with lower margin maintenance agreements.

     Pre-tax earnings of $0.3 million were realized on the disposition of leased equipment for each of the three months ended February 28, 2003 and February 28, 2002. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk, and maintain liquidity.

Other Costs

     Selling and administrative expense was $8.2 million for the three months ended February 28, 2003 compared to $7.1 million for the comparable prior period, an increase of $1.1 million, or 15.5%. The increase in expense is primarily the result of professional fees associated with litigation and strategic initiatives.

     Interest expense decreased $0.9 million to $3.0 million for the three months ended February 28, 2003, compared to $3.9 million in the prior comparable period as a result of scheduled repayments of debt.

     Expenses for the three months ended February 28, 2002 include special charges of $2.1 million that were the result of a restructuring plan to reduce the scale of operations and decrease operating expenses in North America.

THE GREENBRIER COMPANIES, INC.

     Income tax benefit for the three months ended February 28, 2003 and 2002 represents an effective tax rate of 42.0% on United States operations and varying effective tax rates on foreign operations. The effective tax rate for continuing operations was 38.1% and 39.5% for the three months ended February 28, 2003 and 2002. The fluctuations in effective tax rate are due to the geographical mix of pre-tax earnings and losses.

Six Months Ended February 28, 2003 Compared to Six Months Ended February 28, 2002

Manufacturing Segment

     Manufacturing revenue for the six months ended February 28, 2003 was $165.7 million compared to $106.8 million in the corresponding prior period, an increase of $58.9 million, or 55.1%. This increase was primarily the result of increased railcar deliveries of a lower priced product mix in response to increased demand in the North American railcar market. New railcar deliveries were approximately 2,400 in the current period compared to 1,600 in the prior comparable period. Deliveries in the prior comparable period include 400 units delivered from the Mexican joint venture, accounted for under the equity method, which was closed for the entire six months ended February 28, 2003. The Mexican railcar manufacturing facility, temporarily shutdown in January 2002, will resume deliveries in the third quarter in response to improved market conditions.

     Gross margin for the six months ended February 28, 2003 was 5.0% compared to gross margin of 3.9% for the six months ended February 28, 2002. The increase was primarily due to the impact of higher deliveries on overhead absorption and a change in product mix, offset somewhat by production issues on one car type and costs associated with production that was delayed due to an injunction associated with a patent litigation lawsuit. Prior period results were impacted by the closure of one plant for a portion of the period.

Leasing & Services Segment

     Leasing & services revenue decreased $0.6 million, or 1.6%, to $35.9 million for the six months ended February 28, 2003 compared to $36.5 million for the six months ended February 28, 2002. The decrease is primarily a result of the maturation of the direct finance lease portfolio, offset by reductions in accruals for contingent rental assistance guarantees.

     Leasing & services operating margin decreased to 37.2% from 42.9% for the six months ended February 28, 2003 and 2002 as a result of maturation of the direct finance lease portfolio and increases in the portion of revenue associated with lower margin maintenance agreements.

     Pre-tax earnings realized on the disposition of leased equipment were $0.3 million for the six months ended February 28, 2003 compared to $0.5 million for the prior comparable period.

Other Costs

     Selling and administrative expense was $15.2 million for the six months ended February 28, 2003 compared to $14.6 million for the comparable prior period, an increase of $0.6 million, or 4.1%. The increase is the result of professional fees associated with litigation and strategic initiatives, partially offset by certain cost reduction measures.

     Expenses for the six months ended February 28, 2002 include special charges of $2.1 million that were the result of a restructuring plan to reduce the scale of operations and decrease operating expenses in North America.

     Income tax benefit (expense) for the six months ended February 28, 2003 and 2002 represents an effective tax rate of 42.0% on United States operations and varying effective tax rates on foreign operations. The effective tax rate for continuing operations was 20.5% and 39.6% for the six months ended February 28, 2003 and 2002. The fluctuations in effective tax rate are due to the geographical mix of pre-tax earnings and losses.

THE GREENBRIER COMPANIES, INC.

Liquidity and Capital Resources

     Greenbrier has been financed through cash generated from operations and borrowings. Cash utilization in the six months ended February 28, 2003 was primarily for scheduled repayments of debt and participation payments.

     All amounts originating in foreign currency have been translated at the February 28, 2003 exchange rate for the purpose of the following discussion. Credit facilities for continuing operations aggregated $111.9 million as of February 28, 2003. Available borrowings under the credit facilities are principally based upon defined levels of receivables, inventory and leased equipment, which at February 28, 2003 levels would provide for maximum borrowing of $86.4 million, of which $5.5 million is outstanding. A $60.0 million revolving line of credit is available through January 2004 to provide working capital and interim financing of equipment for the leasing & services operations. A $35.0 million line of credit to be used for working capital is available through March 2004 for United States manufacturing operations. A $16.9 million line of credit is available through August 2003 for working capital for Canadian manufacturing operations. Advances under the lines of credit bear interest at rates that vary depending on the type of borrowing and certain defined ratios. At February 28, 2003, there were no borrowings outstanding under the United States manufacturing and leasing & services lines while the Canadian manufacturing line had $5.5 million outstanding.

     The Company has guaranteed certain obligations relating to European discontinued operations consisting of $7.5 million in notes payable, $20.5 million in revolving credit facilities, of which $19.5 million was outstanding as of February 28, 2003, and $23.8 million in bank and third party performance and warranty guarantee facilities, of which $19.9 million has been utilized as of February 28, 2003. To date no amounts have been drawn against performance and warranty guarantees which have been issued. The revolving credit facilities principally mature in June 2003.

     The Company has entered into contingent rental assistance agreements, aggregating $21.2 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from three to ten years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three and six months ended February 28, 2003, $0.1 million and $0.8 million was accrued to cover estimated obligations. For the three and six months ended February 28, 2002, $1.3 million was accrued to cover estimated obligations. The remaining liability at February 28, 2003 is $0.8 million.

     Capital expenditures for continuing operations totaled $4.9 million and $10.3 million for the six months ended February 28, 2003 and 2002. Of these capital expenditures, approximately $2.3 million and $8.4 million were attributable to leasing & services operations. Leasing & services capital expenditures for 2003 are expected to be approximately $11.0 million. Greenbrier regularly sells assets from its lease fleet, some of which may have been purchased within the current year and included in capital expenditures.

     Approximately $2.6 million and $1.9 million of capital expenditures for the six months ended February 28, 2003 and 2002 were attributable to manufacturing operations. Capital expenditures for manufacturing additions are expected to be approximately $7.4 million in 2003 and will be limited to expenditures necessary to further enhance efficiencies.

     Foreign operations give rise to risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. No provision has been made for credit loss due to counterparty non-performance.

     Consistent with the Company’s policy to manage for cash flow and liquidity, in light of present market conditions and results of operations, the Company will not pay a dividend for the quarter ended February 28, 2003. Future dividends are dependent upon the market outlook as well as earnings, capital requirements and financial condition of the Company.

     Management expects existing funds and cash generated from operations, together with borrowings under existing credit facilities and long-term financing, to be sufficient to fund dividends, if any, working capital needs, planned capital expenditures and expected debt repayments for the foreseeable future.

THE GREENBRIER COMPANIES, INC.

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

     The Company has entered into contingent rental assistance agreements on certain railcars subject to leases, that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from three to ten years. A liability is established when a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated.

     Goodwill amortization was discontinued with the implementation of SFAS No. 142 on September 1, 2002. Goodwill is tested for impairment in two phases. The first phase, completed during the second quarter, screens for impairment. The second phase, required to be completed by August 31, 2003, measures the impairment. The first phase analysis completed by the Company found no instances of impairment of its recorded goodwill or indefinite life intangibles. Beginning in the third quarter of 2003, goodwill will be tested at least annually for impairment and more frequently if material changes in events or circumstances arise. Impairment will result in a write down to fair market value as necessary.

     For financial reporting purposes, the Company estimates its income tax expense based on its planned tax return filings. The amounts anticipated to be reported in those filings may change between the time the financial statements are prepared and the time the tax returns are filed. Further, because tax filings are subject to review by taxing authorities, there is also the risk that a position taken on a tax return may be challenged by a taxing authority. If the taxing authority is successful in asserting their position, differences in tax expense or between current and deferred tax items may arise in future periods. Such differences would be reflected in the financial statements when management considers them probable of occurring and the amount reasonably estimable. Valuation allowances may also be provided against deferred tax assets if the realization of such assets is not more likely than not. Management’s estimates of the Company’s ability to realize deferred tax assets is based on the information available at the time the

THE GREENBRIER COMPANIES, INC.

financial statements are prepared and may include estimates of future income and other assumptions that are inherently uncertain.

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

     Summarized results of operations of the discontinued operations are:

	Three Months Ended		Six Months Ended
(In thousands)	February 28,		February 28,

	2003	2002	2003	2002

Revenue	$13,851	$27,246	$55,751	$35,673
Cost of revenue	12,265	26,980	51,762	35,572

Margin	1,586	266	3,989	101
Selling and administrative expense	1,391	2,187	3,776	5,068
Interest expense	766	768	1,419	2,007
Special charges	—	17,129	—	17,129

Loss before income taxes and minority interest	(571)	(19,818)	(1,206)	(24,103)
Income tax benefit	99	6,111	118	6,111
Minority interest	—	54	—	97

Loss from discontinued operations	$(472)	$(13,653)	$(1,088)	$(17,895)

Three Months Ended February 28, 2003 Compared to three Months Ended February 28, 2002

     Revenue decreased $13.3 million to $13.9 million for the three months ended February 28, 2003 from $27.2 million in the prior comparable period primarily as a result of decreased railcar deliveries. New railcar deliveries in Europe for the three months ended February 28, 2003 were approximately 100 units compared to 400 units for the prior comparable period.

     The manufacturing backlog of railcars at European facilities as of February 28, 2003 was approximately 1,300 units with an estimated value of $100 million compared to 1,200 units valued at $80 million as of November 30, 2002.

     Margin increased to 11.5% for the three months ended February 28, 2003 from 1.0% in the prior comparable period. The increase is due to different product mix, production efficiencies, favorable exchange rates, and lower depreciation and amortization as a result of asset write-downs taken in August 2002 in conjunction with the planned

THE GREENBRIER COMPANIES, INC.

recapitalization of European operations.

     Selling and administrative expense was $1.4 million for the three months ended February 28, 2003 compared to $2.2 million in the prior comparable period. The decline is the result of reduced amortization associated with the write-downs of assets in February 2002 and August 2002 in accordance with the Company’s asset impairment policy and reduced general and administrative expense as a result of restructuring efforts implemented in February 2002, partially offset by increased research and development expense.

     Expenses for the three months ended February 28, 2002 include $17.1 million in special charges that relate to a $14.8 million asset impairment write-down and $2.3 million in cost associated with a restructuring plan to reduce the scale of European operations.

Six Months Ended February 28, 2003 Compared to Six Months Ended February 28, 2002

     Revenue increased $20.1 million to $55.8 million for the six months ended February 28, 2003 from $35.7 million in the prior comparable period. The increase is primarily a result of obtaining certification on railcars, delivered in a prior period for which revenue recognition had been delayed pending certification which was received in the first quarter of 2003. This was partially offset by reductions in deliveries. New railcar deliveries in Europe for the six months ended February 28, 2003 were approximately 400 units compared to 500 units in the prior comparable period.

     Margin increased to 7.2% for the six months ended February 28, 2003 from 0.3% in the prior comparable period. The increase is due to different product mix, production efficiencies, favorable exchange rates, and lower depreciation and amortization as a result of asset write-downs taken in August 2002 in conjunction with the planned recapitalization of European operations.

     Selling and administrative expense was $3.8 million for the six months ended February 28, 2003 compared to $5.1 million in the prior comparable period. The decline is the result of reduced amortization associated with the write-downs of assets in February 2002 and August 2002 in accordance with the Company’s asset impairment policy, partially offset by increased research and development expenses.

     Interest expense was $1.4 million for the six months ended February 28, 2003 compared to $2.0 million for the six months ended February 28, 2002. The decrease is due to lower interest rates and reduced debt levels.

     Capital expenditures for discontinued operations totaled $0.2 million for each of the six months ended February 28, 2003 and 2002.

     Expenses for the six months ended February 28, 2002 include $17.1 million in special charges that relate to a $14.8 million asset impairment write-down and $2.3 million in cost associated with a restructuring plan to reduce the scale of European operations.

     The Company has guaranteed certain obligations relating to European discontinued operations consisting of $7.5 million in notes payable, $20.5 million in revolving credit facilities, of which $19.5 million was outstanding as of February 28, 2003, and $23.8 million in bank and third party performance and warranty guarantee facilities, of which $19.9 million has been utilized as of February 28, 2003. To date no amounts have been drawn against performance and warranty guarantees which have been issued. The revolving credit facilities principally mature in June 2003.

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

     These forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier’s control. The following are among the factors, particularly in North America and Europe that could cause actual results or outcomes to differ materially from the forward-looking statements:

•	a delay or failure of acquisitions, products or services to compete successfully;

•	recapitalization of European operations for terms less favorable than anticipated;

•	decreases in carrying value of assets due to impairment;

•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

•	increased cost of mobilizing for production following plant closures;

•	effects of local statutory accounting conventions on compliance with covenants in loan agreements or reporting of financial conditions or results of operations;

•	actual future costs and the availability of materials and a trained workforce;

•	changes in product mix and the mix between manufacturing and leasing & services revenue;

•	labor disputes, energy shortages or operating difficulties that might disrupt manufacturing operations or the flow of cargo;

•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of subcontractors or suppliers;

•	ability to obtain suitable contracts for the sale of leased equipment;

•	lower than anticipated residual values for leased equipment;

•	discovery of defects in railcars resulting in increased warranty cost or litigation;

•	resolution or outcome of pending litigation;

•	the ability to consummate expected sales;

•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under the contracts as anticipated;

•	financial condition of principal customers;

THE GREENBRIER COMPANIES, INC.

•	market acceptance of products;

•	ability to obtain insurance at acceptable rates;

•	competitive factors, including increased competition, introduction of competitive products and price pressures;

•	industry overcapacity;

•	shifts in market demand;

•	domestic and global business conditions and growth or reduction in the surface transportation industry;

•	domestic and global political, regulatory or economic conditions including such matters as terrorism, war or embargoes;

•	the effects of car hire deprescription on leasing revenue;

•	changes in interest rates;

•	changes in fuel and/or energy prices;

•	commodity price fluctuations;

•	availability of essential specialties or components, including steel castings, to permit manufacture of units on order;

•	ability to replace maturing lease revenue with revenue from growth of the lease fleet and management services; and

•	economic impacts from currency fluctuations in the Company’s worldwide operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

     In addition to the United States, Greenbrier has operations in Canada, Germany and Poland. The operations in these foreign countries conduct business in their local currencies as well as other regional currencies. To mitigate its exposure to transactions denominated in currencies other than the functional currency of each entity, Greenbrier enters into forward exchange contracts to protect its margin on a portion of its forecast foreign currency sales. At February 28, 2003, $43.2 million of forecast sales were hedged by forward exchange contracts. Because of the variety of currencies in which purchases and sales are transacted, it is not possible to predict the impact of a movement in foreign currency exchange rates on future operating results. However, Greenbrier intends to continue to mitigate its exposure to foreign exchange gains or losses.

     In addition to Greenbrier’s exposure to transaction gains or losses, the Company is also exposed to foreign currency exchange risk related to the net asset position of its foreign subsidiaries. At February 28, 2003, the net liabilities of foreign subsidiaries aggregated $1.1 million. At February 28, 2003, a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of $0.1 million, less than 0.1% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

Interest Rate Risk

     At February 28, 2003, Greenbrier’s exposure to interest rate risk is limited since 84% of the Company’s debt has fixed interest rates. The Company actively manages its floating rate debt with interest rate swap agreements, effectively converting $90.9 million of variable rate debt to fixed rate debt at February 28, 2003. As a result, Greenbrier is only exposed to interest rate risk relating to its revolving debt and a small portion of its term debt. At February 28, 2003, a uniform 10% increase in interest rates would result in approximately $0.2 million of additional annual interest expense.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There is hereby incorporated by reference the information disclosed in Note 9 to Consolidated Financial Statements, Part I of this quarterly report.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders of the Company, held on January 7, 2003, two proposals were voted upon by the Company’s stockholders. A brief discussion of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld, as well as the number of abstentions to each proposal are set forth below. There were no broker non-votes with regard to these proposals.

     A vote was taken at the Annual Meeting for the election of three Directors of the Company to hold office until the Annual Meeting of Stockholders to be held in 2006 or until their successors are elected and qualified. The aggregate numbers of shares of Common Stock voted in person or by proxy for each nominee were as follows:

Nominee	Votes for Election	Votes Abstained

Alan James	11,823,498	1,489,148
William A. Furman	11,826,153	1,486,493
C. Bruce Ward	13,236,813	75,833

     The following directors continued to serve: Victor G. Atiyeh, A. Daniel O’Neal, Jr., and Benjamin R. Whiteley.

     A vote was taken at the Annual Meeting on the proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year ended August 31, 2003. The aggregate number of shares of Common Stock in person or by proxy which voted for, voted against or abstained from the vote were as follows:

Votes for Election	Votes against Election	Votes Abstained

13,263,919	40,647	8,080

     The foregoing proposals are described more fully in the Company’s definitive proxy statement dated November 29, 2002, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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

THE GREENBRIER COMPANIES, INC.

Date: April 11, 2003	By:	/s/ Larry G. Brady

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: April 11, 2003

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: April 11, 2003

/s/ Larry G. Brady
Larry G. Brady
Senior Vice President and
Chief Financial Officer