Form 10-Q
period 2003-05-31
GREENBRIER COMPANIES INC
filed 2003-07-11
CIK 923120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended May 31, 2003

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

     The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding on July 7, 2003 was 14,127,132 shares.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
(In thousands, except per share amounts, unaudited)

	May 31,	August 31,
	2003	2002

Assets
Cash and cash equivalents	$73,100	$58,777
Accounts and notes receivable	51,608	45,135
Inventories	76,422	56,868
Investment in direct finance leases	46,585	69,536
Equipment on operating leases	140,910	151,580
Property, plant and equipment	56,953	58,292
Other	24,874	21,507
Discontinued operations	55,228	65,751

	$525,680	$527,446

Liabilities and Stockholders’ Equity
Revolving notes	$5,971	$3,571
Accounts payable and accrued liabilities	110,327	96,237
Participation	55,373	60,995
Deferred revenue	23,568	3,949
Deferred income taxes	14,911	13,823
Notes payable	118,116	136,577
Discontinued operations	67,330	77,188
Subordinated debt	21,532	27,069
Minority interest	4,898	4,898
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock — $0.001 par value; 25,000 shares authorized; none outstanding	—	—
Common stock — $0.001 par value; 50,000 shares authorized; 14,121 issued and outstanding	14	14
Additional paid-in capital	49,276	49,276
Retained earnings	64,873	63,848
Accumulated other comprehensive loss	(10,509)	(9,999)

	103,654	103,139

	$525,680	$527,446

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2003	2002	2003	2002

Revenue
Manufacturing	$108,099	$54,175	$273,848	$160,944
Leasing & services	16,853	18,048	52,722	54,557

	124,952	72,223	326,570	215,501
Cost of revenue
Manufacturing	98,494	51,619	256,003	154,210
Leasing & services	10,265	12,142	32,791	33,005

	108,759	63,761	288,794	187,215
Margin	16,193	8,462	37,776	28,286
Other costs
Selling and administrative expense	8,317	7,247	23,549	21,871
Interest expense	2,340	3,667	8,613	11,830
Special charges	—	—	—	2,083

	10,657	10,914	32,162	35,784
Earnings (loss) before income taxes and equity in unconsolidated subsidiary	5,536	(2,452)	5,614	(7,498)
Income tax benefit (expense)	(2,423)	669	(2,439)	2,665

Earnings (loss) before equity in unconsolidated subsidiary	3,113	(1,783)	3,175	(4,833)
Equity in unconsolidated subsidiary	(461)	(327)	(1,416)	(1,251)

Earnings (loss) from continuing operations	2,652	(2,110)	1,759	(6,084)
Earnings (loss) from discontinued operations (net of tax)	354	139	(734)	(17,756)

Net earnings (loss)	$3,006	$(1,971)	$1,025	$(23,840)

Basic earnings (loss) per common share
Continuing operations	$0.19	$(0.15)	$0.12	$(0.43)
Discontinued operations	0.02	0.01	(0.05)	(1.26)

Net earnings (loss)	$0.21	$(0.14)	$0.07	$(1.69)

Diluted earnings (loss) per common share
Continuing operations	$0.19	$(0.15)	$0.12	$(0.43)
Discontinued operations	0.02	0.01	(0.05)	(1.26)

Net earnings (loss)	$0.21	$(0.14)	$0.07	$(1.69)

Weighted average common shares:
Basic	14,121	14,121	14,121	14,121
Diluted	14,332	14,121	14,261	14,121

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	May 31,

	2003	2002

Cash flows from operating activities
Net earnings (loss)	$1,025	$(23,840)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Loss from discontinued operations	734	17,756
Other changes in discontinued operations	(69)	10,192
Deferred income taxes	1,088	(9,614)
Depreciation and amortization	13,405	13,416
Gain on sales of equipment	(336)	(813)
Other	(1,138)	67
Decrease (increase) in assets:
Accounts and notes receivable	(6,473)	7,650
Inventories	(22,532)	704
Other	(3,566)	1,324
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	13,992	629
Participation	(5,622)	(1,289)
Deferred revenue	20,191	(1,094)

Net cash provided by operating activities	10,699	15,088

Cash flows from investing activities
Principal payments received under direct finance leases	11,290	14,608
Proceeds from sales of equipment	22,093	20,461
Purchase of property and equipment	(7,388)	(12,799)
Investment in discontinued operations	—	(8,958)

Net cash provided by investing activities	25,995	13,312

Cash flows from financing activities
Changes in revolving notes	2,400	(7,856)
Proceeds from notes payable	—	4,250
Repayments of notes payable	(19,234)	(28,029)
Repayment of subordinated debt	(5,537)	(9,704)
Dividends	—	(847)

Net cash used in financing activities	(22,371)	(42,186)

Increase (decrease) in cash and cash equivalents	14,323	(13,786)
Cash and cash equivalents
Beginning of period	58,777	74,547

End of period	$73,100	$60,761

Cash paid during the period for
Interest	$8,154	$13,034
Income taxes	$1,303	$877
Non-cash activity
Transfer of inventory to equipment on operating leases	$—	$3,470

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Interim Financial Statements

     The Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of May 31, 2003 and for the three and nine months ended May 31, 2003 and 2002 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals except for special charges) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three and nine months ended May 31, 2003 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2003. Certain reclassifications have been made to the prior year’s Consolidated Financial Statements to conform to the 2003 presentation.

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

     Revenue recognition policy – Revenue from manufacturing operations is recognized at the time products are completed, accepted by an unaffiliated customer and contractual contingencies removed. Payments received in advance are deferred until earned. Direct finance lease revenue is recognized over the lease term in a manner that produces a constant rate of return on the net investment in the lease. Operating lease revenue is recognized as earned under the lease terms. Car hire revenue is reported from a third party source two months in arrears; however such revenue is accrued in the month earned based on an estimate of use from historical activity and is adjusted to actual car hire earned as reported.

     Initial Adoption of Accounting Policies – The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets as of September 1, 2002. The statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets are to be tested periodically for impairment and written down to their fair market value as necessary. Other than the cessation of amortization of goodwill, which was not significant, the adoption of SFAS No. 142 had no effect on the Company’s results of operations or cash flows for the nine months ended May 31, 2003.

     Goodwill is tested for impairment in two phases. The first phase, completed in February 2003, screens for impairment. The second phase, required to be completed by August 31, 2003, measures the impairment. The first phase analysis found no instances of impairment of its recorded goodwill or indefinite life intangibles. Goodwill was tested in the third quarter of 2003 as part of an annual test, and no impairment was indicated. Goodwill will be tested at least annually for impairment and more frequently if material changes in events or circumstances arise. Impairment would result in a write down to fair market value as necessary.

     The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities as of December 31, 2002. This statement addresses the financial accounting and reporting issues associated with exit and disposal activities and generally requires that costs associated with such exit or disposal activities are recognized as incurred rather than at the date a company commits to an exit or disposal activity. The adoption of SFAS No. 146 as of December 31, 2002 had no effect on the Company’s results of operations for the nine months ended May 31, 2003.

THE GREENBRIER COMPANIES, INC.

     The Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, in the third quarter of 2003. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Since the Company has not changed to a fair value method of stock-based compensation and reports under APB Opinion No. 25, Accounting for Stock Issued to Employees, the applicable portion of SFAS No. 148 only affects the Company’s disclosures.

     In accordance with APB Opinion No. 25, Greenbrier does not recognize compensation expense relating to employee stock options because it only grants options with an exercise price equal to the fair value of the stock on the effective date of grant. If the Company had elected to recognize compensation expense using a fair value approach, the pro forma net earnings (loss) and earnings (loss) per share would have been as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

(In thousands, except per share amounts)	2003	2002	2003	2002

Net earnings (loss), as reported	$3,006	$(1,971)	$1,025	$(23,840)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax (1)	(129)	(159)	(517)	(494)

Net earnings (loss), pro forma	$2,877	$(2,130)	$508	$(24,334)

Basic earnings (loss) per share
As reported	$0.21	$(0.14)	$0.07	$(1.69)

Pro forma	$0.20	$(0.15)	$0.04	$(1.72)

Diluted earnings (loss) per share
As reported	$0.21	$(0.14)	$0.07	$(1.69)

Pro forma	$0.20	$(0.15)	$0.04	$(1.72)

(1) Compensation expense was determined based on the Black-Scholes option pricing model.

     Prospective Accounting Changes – In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and generally requires an entity to classify a financial instrument that falls within this scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective beginning September 1, 2003 for the Company. Management is currently evaluating this statement and does not expect it to have a material effect on the Company’s Consolidated Financial Statements.

Note 2 – Inventories

	May 31,	August 31,
(In thousands)	2003	2002

Manufacturing supplies and raw materials	$12,647	$13,626
Work-in-process	40,439	28,311
Railcars delivered with contractual contingencies	18,141	—
Railcars held for sale or refurbishment	5,195	14,931

	$76,422	$56,868

THE GREENBRIER COMPANIES, INC.

Note 3 — Discontinued Operations

     In August 2002, the Company’s Board of Directors committed to a plan to recapitalize European operations. As a result, the European operations are accounted for as discontinued operations and depreciation and amortization of assets has been suspended as all assets are carried at estimated market value. Accordingly, the financial results of European operations have been removed from the Company’s results of continuing operations for all periods presented.

     The Company is currently pursuing several options for recapitalization of European operations which include discussions with strategic investors, financial investors, and members of European management and will proceed with the option that the Board of Directors believes will be most beneficial to Greenbrier’s shareholders.

Summarized results of operations of the discontinued operations are:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

(In thousands)	2003	2002	2003	2002

Revenue(1)	$13,160	$18,425	$68,911	$54,098
Cost of revenue(1)	10,753	17,572	62,515	53,144

Margin	2,407	853	6,396	954
Selling and administrative expense	1,785	1,610	5,561	6,678
Interest expense	367	754	1,786	2,761
Special charges(2)	—	—	—	17,129

Earnings (loss) before income taxes and minority interest	255	(1,511)	(951)	(25,614)
Income tax benefit	99	1,615	217	7,726
Minority interest	—	35	—	132

Earnings (loss) from discontinued operations	$354	$139	$(734)	$(17,756)

The following assets and liabilities of the European operations are classified as discontinued operations:

	May 31,	August 31,
(In thousands)	2003	2002

Cash and cash equivalents	$1,846	$8,069
Restricted cash	4,506	884
Accounts receivable	18,633	9,645
Inventories(1)	20,202	39,304
Designs and patents	7,127	5,995
Property, plant and equipment and other	2,914	1,854

Total assets – discontinued operations	$55,228	$65,751

Revolving notes	$18,988	$22,249
Accounts payable and accrued liabilities(1)	40,348	47,385
Notes payable	7,994	7,554

Total liabilities – discontinued operations	$67,330	$77,188

Discontinued operations – liabilities	$58,130	$67,988
Estimated liabilities associated with discontinued operations(3)	9,200	9,200

Total	$67,330	$77,188

(1)   August 31, 2002 balances include $26.9 million of inventory and associated deferred revenue for railcars delivered to a customer for which cash was received but revenue recognition delayed pending certification of the railcars. Certification was obtained during the first quarter of 2003 and remaining railcars were delivered allowing recognition of revenue of $27.7 million and the associated cost of revenue.

THE GREENBRIER COMPANIES, INC.

(2)   Special charges relate to $14.8 million of asset impairment write-downs and $2.3 million in costs associated with a restructuring plan to reduce the scale of European operations.

(3)   Estimated liabilities associated with discontinued operations represent certain obligations of the European operations. The settlement and determination of the final amounts of these obligations will depend in part upon the results of negotiations.

Note 4 – Comprehensive Income (Loss)

The following is a reconciliation of net earnings (loss) to comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

(In thousands)	2003	2002	2003	2002

Net earnings (loss)	$3,006	$(1,971)	$1,025	$(23,840)
Gain on derivative financial instruments recognized in net earnings (loss), net of tax	(1,376)	(718)	(1,279)	(1,297)
Unrealized gain on derivative financial instruments, net of tax	1,966	894	1,783	1,085
Foreign currency translation adjustment, net of tax	(370)	222	(1,014)	(75)

Comprehensive income (loss)	$3,226	$(1,573)	$515	$(24,127)

Note 5 – Earnings per share

     The shares outstanding used in the computation of basic and diluted earnings (loss) per common share are reconciled as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

(In thousands)	2003	2002	2003	2002

Weighted average common shares outstanding	14,121	14,121	14,121	14,121
Dilutive effect of employee stock options	211	—	140	—

Weighted average diluted common shares outstanding	14,332	14,121	14,261	14,121

     Weighted average diluted common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options. Stock options for 0.7 million shares for the three and nine months ended May 31, 2003 and 1.0 million shares for the three and nine months ended May 31, 2002, were excluded from the calculation of diluted earnings per share as these options were anti-dilutive; however, they may become dilutive in the future.

Note 6 – Derivative Instruments

     Foreign operations give rise to market risks from changes in foreign currency exchange rates. Foreign currency forward exchange contracts with established financial institutions are utilized to hedge a portion of that risk. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. The Company’s foreign currency forward exchanges and interest rate swaps are designated as cash flow hedges, and therefore the unrealized gains and losses are recorded in other comprehensive income (loss).

     At May 31, 2003 exchange rates, forward exchange contracts for the sale of United States dollars aggregated $92.0 million, Pound Sterling aggregated $2.7 million and Euro aggregated $11.5 million. The Pound Sterling and Euro transactions relate to discontinued operations. Adjusting these contracts to the fair value of these cash flow

THE GREENBRIER COMPANIES, INC.

hedges at May 31, 2003 resulted in an unrealized pre-tax gain of $4.6 million that was recorded, net of tax, in other comprehensive income (loss) ($5.1 million gain relates to continuing operations and $0.5 million loss relates to discontinued operations). As these contracts mature at various dates through June 2004, any such gain remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur, the amount classified in other comprehensive income (loss) would be reclassified to the current year’s results of operations.

     At May 31, 2003 exchange rates, interest rate swap agreements had a notional amount of $89.6 million and mature between August 2006 and March 2013. The discontinued operations accounted for $8.0 million of the notional amount and $81.6 million relates to continuing operations. The fair value of these cash flow hedges at May 31, 2003 resulted in an unrealized pre-tax loss of $12.3 million, of which $0.8 million relates to discontinued operations. The loss, net of tax, is included in other comprehensive income (loss) and the fair value of the contracts is included in accounts payable and accrued liabilities. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from other comprehensive income (loss) and charged or credited to interest expense. At May 31, 2003 interest rates, approximately $3.4 million would be reclassified to interest expense in the next 12 months, of which $0.1 million relates to discontinued operations.

Note 7 – Segment Information

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

     The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

(In thousands)	2003	2002	2003	2002

Revenue:
Manufacturing	$111,707	$51,622	$283,417	$178,341
Leasing & services	20,102	17,961	56,832	54,816
Intersegment eliminations	(6,857)	2,640	(13,679)	(17,656)

	$124,952	$72,223	$326,570	$215,501

Note 8 – Commitments and Contingencies

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

     Litigation was initiated in November 2001 by a customer, BC Rail Partnership, alleging breach of contract and negligent manufacture and design of railcars which were involved in a derailment. The plaintiff has not alleged a specific amount of damages.

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

     Environmental studies have been conducted of owned and leased properties that indicate additional investigation and some remediation may be necessary. The Portland, Oregon manufacturing facility is located on the Willamette River. The United States Environmental Protection Agency (the EPA) has classified portions of the river bed, including the portion fronting the facility, as a federal “national priority list” or “superfund” site due to sediment contamination. The Company and more than 60 other parties have received a “General Notice” of potential liability from the EPA. There is no indication that the Company has contributed to contamination of the Willamette River bed. Nevertheless, this classification of the Willamette River may have an impact on the value of the Company’s investment in the property and has resulted in the Company initially bearing a portion of the cost of an EPA mandated remedial investigation. The cost of the investigation is currently not determinable. However, some or all of any such outlay may be recoverable from responsible parties. The Company may be required to perform periodic maintenance dredging in order to continue to launch marine vessels from its launch ways on the river, and classification as a superfund site could result in some limitations on future dredging and launch activity. The outcome of such actions cannot be estimated. Management believes that the Company’s operations adhere to sound environmental practices, applicable laws and regulations.

     The Company has entered into contingent rental assistance agreements, aggregating $21.2 million, on certain railcars subject to leases, that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from three to ten years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three and nine months ended May 31, 2003, $0.2 million and $1.0 million was accrued to cover estimated obligations. For the three and nine months ended May 31, 2002, $0.4 million and $1.7 million was accrued to cover estimated obligations. The remaining liability at May 31, 2003 is $0.8 million.

     A portion of leasing & services revenue is derived from utilization leases, under which “car hire” is earned. Car hire is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Until 1992, the Interstate Commerce Commission directly regulated car hire rates by prescribing a formula for calculating these rates. Government regulation of car hire rates continues, but the system of prescribed rates has been superseded by a system known as deprescription. January 1, 2003 ended a ten-year period used to phase in this new system. Deprescription is a system whereby railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration either the owner’s or user’s rate is selected and that rate becomes effective for a one-year period. There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue for Greenbrier. Car hire revenue amounted to $5.9 million and $18.1 million for the three and nine months ended May 31, 2003 and $4.4 million and $14.7 million for the three and nine months ended May 31, 2002.

     Certain domestic rail casting suppliers are reorganizing, which is affecting the available supply of castings to the industry. The Company is evaluating various supply options and is taking other actions to maintain an adequate supply of castings. Subsequent to quarter end, an unconsolidated joint venture subsidiary of the Company agreed to operate a castings foundry in Cicero, Illinois which was otherwise scheduled for shutdown.

     The Company has guaranteed certain obligations relating to European discontinued operations consisting of $8.0 million in notes payable, $19.9 million in revolving credit facilities, of which $19.0 million was outstanding as of

THE GREENBRIER COMPANIES, INC.

May 31, 2003, and $26.2 million in bank and third party performance and warranty guarantee facilities, of which $21.9 million has been utilized as of May 31, 2003. To date no amounts have been drawn against performance and warranty guarantees which have been issued. Approximately sixty percent of the revolving credit facilities mature in June 2004, with the remainder maturing in October 2003.

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

     Railcars are generally manufactured under firm orders from third parties, and revenue is recognized when the cars are completed, accepted by the customer and contractual contingencies removed. Greenbrier may also manufacture railcars prior to receipt of firm orders and build railcars for its own lease fleet. Railcars produced in a given period may be delivered in subsequent periods, delaying revenue recognition. Revenue does not include sales of new railcars to, or refurbishment services performed for, the leasing & services segment since intercompany transactions are eliminated in preparing the Consolidated Financial Statements. The margin generated from such sales or refurbishment activity is realized by the leasing & services segment over the related life of the asset or upon sale of the equipment.

Overview

     Total revenue from continuing operations for the three months ended May 31, 2003 was $125.0 million, an increase of $52.8 million from revenue of $72.2 million in the prior comparable period. Total revenue from continuing operations for the nine months ended May 31, 2003 was $326.6 million, an increase of $111.1 million from revenue of $215.5 million for the nine months ended May 31, 2002. The increase is primarily the result of increased deliveries of railcars due to improvement in the North American railcar market.

     Net earnings from continuing operations for the three months ended May 31, 2003 were $2.7 million, or $0.19 per diluted common share, compared to net loss from continuing operations of $2.1 million, or $0.15 per diluted common share, for the three months ended May 31, 2002. Net earnings from continuing operations for the nine months ended May 31, 2003 were $1.8 million, or $0.12 per diluted common share, compared to net loss from continuing operations of $6.1 million, or $0.43 per diluted common share, for the nine months ended May 31, 2002. As discussed below, prior period results for the nine month period include special charges as a result of a restructuring plan to reduce the scale of operations and decrease operating expenses in North America.

     Net earnings from discontinued operations were $0.4 million for the three months ended May 31, 2003 compared to $0.1 million for the prior comparable period. Net loss from discontinued operations was $0.7 million for the nine months ended May 31, 2003 compared to a net loss of $17.8 million for the nine months ended May 31, 2002. As discussed below, prior period results for the nine month period include special charges that relate to asset impairment writedowns and a restructuring plan to reduce the scale of European operations.

THE GREENBRIER COMPANIES, INC.

Results of Continuing Operations

     The discussion of results of continuing operations excludes the results of European operations for all periods presented.

Three Months Ended May 31, 2003 Compared to Three Months Ended May 31, 2002

Manufacturing Segment

     Manufacturing revenue includes results from new railcar, marine, forge product manufacturing, refurbishment and maintenance activities. New railcar delivery and backlog information disclosed herein includes all facilities, including the joint venture in Mexico that is accounted for by the equity method.

     Manufacturing revenue for the three months ended May 31, 2003 was $108.1 million compared to $54.2 million in the corresponding prior period, an increase of $53.9 million, or 99.4%. The increase is primarily due to increased deliveries in response to improved market conditions. New railcar deliveries were approximately 1,500 in the current period compared to 500 in the prior comparable period. Current quarter deliveries consisted of a product mix with a lower unit sales value than the prior comparable quarter. Deliveries in the three months ended May 31, 2003 exclude approximately 300 units that have been delivered to the customer for which revenue has been deferred pending removal of contractual contingencies.

     Backlog increased significantly during the three months ended May 31, 2003 as the railcar market demand improved. The manufacturing backlog of railcars for sale and lease at the Company’s North American facilities as of May 31, 2003 was approximately 10,600 units with an estimated value of $500 million compared to 4,500 units valued at $230 million as of February 28, 2003.

     Gross margin percentage for the three months ended May 31, 2003 was 8.9% compared to gross margin of 4.7% for the three months ended May 31, 2002. The increase was primarily due to product mix, the impact of increased deliveries on overhead absorption, and production efficiencies. Prior period results were impacted by the temporary closure of one plant for a portion of the quarter.

     Certain domestic casting suppliers are reorganizing which is affecting the available supply of rail castings to the industry. The Company is evaluating various supply options and is taking other actions to maintain an adequate supply of castings. Subsequent to quarter end, a joint venture subsidiary of the Company agreed to operate a castings foundry in Cicero, Illinois which was otherwise scheduled for shutdown.

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

Leasing & Services Segment

     Leasing & services revenue decreased $1.1 million, or 6.1%, to $16.9 million for the three months ended May 31, 2003 compared to $18.0 million for the three months ended May 31, 2002. The decrease is primarily a result of the maturation of the direct finance lease portfolio and pressure on lease renewal rates offset partially by improved utilization of the lease fleet.

THE GREENBRIER COMPANIES, INC.

     Leasing & services operating margin was 39.1% and 32.7% for the three-months ended May 31, 2003 and 2002. The increase was primarily a result of a reduction in the portion of revenue associated with lower margin maintenance agreements and improved utilization of the lease fleet.

     Disposition of leased equipment for the three months ended May 31, 2003 resulted in no gain or loss as compared to pre-tax earnings of $0.3 million realized for the three months ended May 31, 2002. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk, and maintain liquidity.

Other Costs

     Selling and administrative expense was $8.3 million for the three months ended May 31, 2003 compared to $7.2 million for the comparable prior period, an increase of $1.1 million, or 15.3%. The increase in expense is primarily the result of professional fees associated with strategic initiatives and litigation.

     Interest expense decreased $1.4 million to $2.3 million for the three months ended May 31, 2003, compared to $3.7 million in the prior comparable period as a result of scheduled repayments of debt.

     Income tax for the three months ended May 31, 2003 and 2002 represents an effective tax rate of 42.0% on United States operations and varying effective tax rates on foreign operations. The effective tax rate for continuing operations was 43.8% and 27.3% for the three months ended May 31, 2003 and 2002. The fluctuations in effective tax rate are due to the geographical mix of pre-tax earnings and losses.

Nine Months Ended May 31, 2003 Compared to Nine Months Ended May 31, 2002

Manufacturing Segment

     Manufacturing revenue for the nine months ended May 31, 2003 was $273.8 million compared to $160.9 million in the corresponding prior period, an increase of $112.9 million, or 70.2%. This increase was primarily the result of increased railcar deliveries partially offset by a product mix with a lower unit sales value. New railcar deliveries were approximately 3,900 in the current period compared to 2,100 in the prior comparable period. Deliveries in the nine months ended May 31, 2003 exclude approximately 300 units that have been delivered to the customer for which revenue has been deferred pending removal of contractual contingencies. The Mexican railcar manufacturing facility, accounted for under the equity method, was temporarily shutdown in January 2002 and resumed deliveries in May 2003.

     Gross margin for the nine months ended May 31, 2003 was 6.5% compared to gross margin of 4.2% for the nine months ended May 31, 2002. The increase was primarily due to the impact of a favorable shift in product mix and efficiencies associated with increased production rates, offset somewhat by production issues on one car type and costs associated with production that was delayed due to an injunction associated with a patent litigation lawsuit. Prior period results were impacted by the closure of one plant for a portion of the period.

Leasing & Services Segment

     Leasing & services revenue decreased $1.9 million, or 3.5%, to $52.7 million for the nine months ended May 31, 2003 compared to $54.6 million for the nine months ended May 31, 2002. The decrease is primarily a result of the maturation of the direct finance lease portfolio, pressure on lease renewal rates, a reduction in gains on dispositions of leased equipment, offset partially by reductions in accruals for contingent rental assistance guarantees and increased utilization of the lease fleet.

     Leasing & services operating margin decreased to 37.8% from 39.5% for the nine months ended May 31, 2003 and 2002 as a result of maturation of the direct finance lease portfolio, pressure on lease renewal rates and increases in the portion of revenue associated with lower margin maintenance agreements, partially offset by increased utilization of the lease fleet.

THE GREENBRIER COMPANIES, INC.

     Pre-tax earnings realized on the disposition of leased equipment were $0.3 million for the nine months ended May 31, 2003 compared to $0.8 million for the prior comparable period.

Other Costs

     Selling and administrative expense was $23.5 million for the nine months ended May 31, 2003 compared to $21.9 million for the comparable prior period, an increase of $1.6 million, or 7.3%. The increase in expenses is primarily the result of professional fees associated with strategic initiatives and litigation.

     Expenses for the nine months ended May 31, 2002 include special charges of $2.1 million that were the result of a restructuring plan to reduce the scale of operations and decrease operating expenses in North America.

     Income tax for the nine months ended May 31, 2003 and 2002 represents an effective tax rate of 42.0% on United States operations and varying effective tax rates on foreign operations. The effective tax rate for continuing operations was 43.4% and 35.5% for the nine months ended May 31, 2003 and 2002. The fluctuations in effective tax rate are due to the geographical mix of pre-tax earnings and losses.

Liquidity and Capital Resources

     Greenbrier’s operations have been financed through cash generated from operations and borrowings. The increase in cash for the nine months ended May 31, 2003 was primarily a result of proceeds from equipment dispositions and tax refunds.

     All amounts originating in foreign currency have been translated at the May 31, 2003 exchange rate for the purpose of the following discussion. Credit facilities for continuing operations aggregated $113.2 million as of May 31, 2003. Available borrowings under the credit facilities are principally based upon defined levels of receivables, inventory and leased equipment, which at May 31, 2003 levels would provide for maximum borrowing of $74.5 million, of which $6.0 million is outstanding. A $60.0 million revolving line of credit is available through January 2004 to provide working capital and interim financing of equipment for the leasing & services operations. A $35.0 million line of credit to be used for working capital is available through March 2004 for United States manufacturing operations. A $18.2 million line of credit is available through August 2003 for working capital for Canadian manufacturing operations. Advances under the lines of credit bear interest at rates that vary depending on the type of borrowing and certain defined ratios. At May 31, 2003, there were no borrowings outstanding under the United States manufacturing and leasing & services lines, while the Canadian manufacturing line had $6.0 million outstanding.

     The Company has guaranteed certain obligations relating to European discontinued operations consisting of $8.0 million in notes payable, $19.9 million in revolving credit facilities, of which $19.0 million was outstanding as of May 31, 2003, and $26.2 million in bank and third party performance and warranty guarantee facilities, of which $21.9 million has been utilized as of May 31, 2003. To date no amounts have been drawn against performance and warranty guarantees which have been issued. Approximately sixty percent of the revolving credit facilities mature in June 2004 with the remainder maturing in October 2003.

     The Company and its joint venture partner have each advanced $2 million to an unconsolidated subsidiary for working capital needs. The advance is secured by accounts receivable and inventory.

     The Company has entered into contingent rental assistance agreements, aggregating $21.2 million, on certain railcars subject to leases, that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from three to ten years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three and nine months ended May 31, 2003, $0.2 million and $1.0 million was accrued to cover estimated obligations. For the three and nine months ended May 31, 2002, $0.4 million and $1.7 million was accrued to cover estimated obligations. The remaining liability at May 31, 2003 is $0.8 million.

     Capital expenditures for continuing operations totaled $7.4 million and $12.8 million for the nine months ended May 31, 2003 and 2002. Of these capital expenditures, approximately $3.8 million and $10.4 million were

THE GREENBRIER COMPANIES, INC.

attributable to leasing & services operations. Leasing & services capital expenditures for 2003 are expected to be approximately $8.0 million. Greenbrier regularly sells assets from its lease fleet, some of which may have been purchased within the current year and included in capital expenditures.

     Approximately $3.6 million and $2.4 million of capital expenditures for the nine months ended May 31, 2003 and 2002 were attributable to manufacturing operations. Capital expenditures for manufacturing additions are expected to be approximately $7.0 million in 2003 and will be limited to expenditures necessary to maintain efficiencies.

     Foreign operations give rise to risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. No provision has been made for credit loss due to counterparty non-performance.

     Consistent with the Company’s policy to manage for cash flow and liquidity, in light of present market conditions and results of operations, the Company will not pay a dividend for the quarter ended May 31, 2003. Future dividends are dependent upon the market outlook as well as earnings, capital requirements and financial condition of the Company.

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

     Railcars are generally manufactured under firm orders from third parties. Revenue is recognized when the cars are completed, accepted by an unaffiliated customer and contractual contingencies removed. Direct finance lease revenue is recognized over the lease term in a manner that produces a constant rate of return on the net investment in the lease. Operating lease revenue is recognized as earned under the lease terms. Certain leases are operated under car hire arrangements whereby revenue is earned based on utilization car hire rates and terms specified in the lease agreement. Car hire revenue is reported from a third party source two months in arrears, however such revenue is accrued in the month earned based on estimates of use and historical activity and is adjusted to actual as reported.

     The Company has entered into contingent rental assistance agreements on certain railcars subject to leases, that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from three to ten years. A liability is established

THE GREENBRIER COMPANIES, INC.

when a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated.

     Goodwill amortization was discontinued with the implementation of SFAS No. 142 on September 1, 2002. Goodwill is tested for impairment in two phases. The first phase, completed in February 2003, screens for impairment. The second phase, required to be completed by August 31, 2003, measures the impairment. The first phase analysis found no instances of impairment of its recorded goodwill or indefinite life intangibles. Goodwill was tested in the third quarter as part of an annual test, and no impairment was indicated. Goodwill will be tested at least annually for impairment and more frequently if material changes in events or circumstances arise. Impairment would result in a write down to fair market value as necessary.

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

     The adjustment of net assets of the European operations to estimated net realizable value is based upon various options that management believes could occur. The nature and type of transaction that ultimately is negotiated may vary from these options causing the estimate to differ from the amount recorded in the financial statements.

     Contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

Results of Discontinued Operations

     The Company currently has operations in Europe, which include a railcar manufacturing plant in Poland and a railcar sales, design and engineering operation in Germany. In August 2002, the Company’s Board of Directors committed to a plan to recapitalize European operations. As a result, the European operations are accounted for as discontinued operations and depreciation and amortization of assets has been suspended as all assets are held at market value. Accordingly, the financial results have been removed from the Company’s results of continuing operations for all periods presented. The Company is currently pursuing several options for recapitalization of European operations which include discussions with strategic investors, financial investors, and members of European management and will proceed with the option that the Board of Directors believes will be most beneficial to Greenbrier’s shareholders.

THE GREENBRIER COMPANIES, INC.

Summarized results of operations of the discontinued operations are:

	Three Months Ended		Nine Months Ended
(In thousands)	May 31,		May 31,

	2003	2002	2003	2002

Revenue	$13,160	$18,425	$68,911	$54,098
Cost of revenue	10,753	17,572	62,515	53,144

Margin	2,407	853	6,396	954
Selling and administrative expense	1,785	1,610	5,561	6,678
Interest expense	367	754	1,786	2,761
Special charges	—	—	—	17,129

Earnings (loss) before income taxes and minority interest	255	(1,511)	(951)	(25,614)
Income tax benefit	99	1,615	217	7,726
Minority interest	—	35	—	132

Earnings (loss) from discontinued operations	$354	$139	$(734)	$(17,756)

Three Months Ended May 31, 2003 Compared to Three Months Ended May 31, 2002

     Revenue decreased $5.2 million to $13.2 million for the three months ended May 31, 2003 from $18.4 million in the prior comparable period primarily as a result of decreased railcar deliveries. New railcar deliveries in Europe for the three months ended May 31, 2003 were approximately 200 units compared to 300 units for the prior comparable period.

     The manufacturing backlog of railcars at European facilities as of May 31, 2003 was approximately 1,500 units valued at $130 million compared to 1,300 units valued at $100 million as of February 28, 2003.

     Margin increased to 18.3% for the three months ended May 31, 2003 from 4.6% in the prior comparable period. The increase is due to different product mix, favorable exchange rates, and lower depreciation and amortization as a result of classification as a discontinued operation in conjunction with the planned recapitalization of European operations.

     Selling and administrative expense was $1.8 million for the three months ended May 31, 2003 compared to $1.6 million in the prior comparable period. The increase is primarily the result of increased research and development expense offset by decreased amortization and expense reductions associated with restructuring efforts implemented in February 2002. Amortization declines are associated with the classification as a discontinued operation.

     Interest expense was $0.4 million for the three months ended May 31, 2003 compared to $0.8 million in the prior comparable period. The decrease is primarily the result of exchange rate fluctuations on non-functional currency borrowings.

Nine Months Ended May 31, 2003 Compared to Nine Months Ended May 31, 2002

     Revenue increased $14.8 million to $68.9 million for the nine months ended May 31, 2003 from $54.1 million in the prior comparable period. The increase is primarily a result of obtaining certification on railcars, delivered in a prior period for which revenue recognition had been delayed pending certification which was received in the first quarter of 2003. This was partially offset by reductions in deliveries. New railcar deliveries in Europe for the nine months ended May 31, 2003 were approximately 600 units compared to 800 units in the prior comparable period.

     Margin increased to 9.3% for the nine months ended May 31, 2003 from 1.8% in the prior comparable period. The increase is due to different product mix, favorable exchange rates, and lower depreciation and

THE GREENBRIER COMPANIES, INC.

amortization as a result of the classification as a discontinued operation in conjunction with the planned recapitalization of European operations.

     Selling and administrative expense was $5.6 million for the nine months ended May 31, 2003 compared to $6.7 million in the prior comparable period. The decline is the result of reduced amortization associated with the classification as a discontinued operation partially offset by increased research and development expenses.

     Interest expense was $1.8 million for the nine months ended May 31, 2003 compared to $2.8 million for the nine months ended May 31, 2002. The decrease is due to lower interest rates and reduced debt levels.

     Capital expenditures for discontinued operations totaled $0.8 million and $0.1 million for the nine months ended May 31, 2003 and 2002. Capital expenditures for discontinued operations are expected to be approximately $1.0 million in 2003.

     Expenses for the nine months ended May 31, 2002 include $17.1 million in special charges that relate to a $14.8 million asset impairment write-down and $2.3 million in cost associated with a restructuring plan to reduce the scale of European operations.

     The Company has guaranteed certain obligations relating to European discontinued operations consisting of $8.0 million in notes payable, $19.9 million in revolving credit facilities, of which $19.0 million was outstanding as of May 31, 2003, and $26.2 million in bank and third party performance and warranty guarantee facilities, of which $21.9 million has been utilized as of May 31, 2003. To date no amounts have been drawn against performance and warranty guarantees which have been issued. Approximately 60% of the revolving credit facilities mature in June 2004 with the remainder maturing in October 2003.

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

     These forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier’s control. The following are among the factors, particularly in North America and Europe, that could cause actual results or outcomes to differ materially from the forward-looking statements:

•	a delay or failure of acquisitions, products or services to compete successfully;

•	recapitalization of European operations for terms less favorable than anticipated;

•	decreases in carrying value of assets due to impairment;

•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

•	increased cost of mobilizing for production following plant closures;

•	effects of local statutory accounting conventions on compliance with covenants in loan agreements or reporting of financial conditions or results of operations;

•	actual future costs and the availability of materials and a trained workforce;

•	changes in product mix and the mix between manufacturing and leasing & services revenue;

•	labor disputes, energy shortages or operating difficulties that might disrupt manufacturing operations or the flow of cargo;

•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of subcontractors or suppliers;

•	ability to obtain suitable contracts for the sale of leased equipment;

•	lower than anticipated residual values for leased equipment;

•	discovery of defects in railcars resulting in increased warranty cost or litigation;

•	resolution or outcome of pending litigation;

•	the ability to consummate expected sales;

•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under the contracts as anticipated;

•	financial condition of principal customers;

•	market acceptance of products;

THE GREENBRIER COMPANIES, INC.

•	ability to obtain insurance at acceptable rates;

•	competitive factors, including increased competition, introduction of competitive products and price pressures;

•	industry overcapacity;

•	shifts in market demand;

•	domestic and global business conditions and growth or reduction in the surface transportation industry;

•	domestic and global political, regulatory or economic conditions including such matters as terrorism, war or embargoes;

•	the effects of car hire deprescription on leasing revenue;

•	changes in interest rates;

•	changes in fuel and/or energy prices;

•	commodity price fluctuations;

•	ability to negotiate acceptable collective bargaining agreements;

•	availability of essential specialties or components, including steel castings, to permit manufacture of units on order;

•	ability to replace maturing lease revenue with revenue from growth of the lease fleet and management services; and

•	economic impacts from currency fluctuations in the Company’s worldwide operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

     In addition to the United States, Greenbrier has operations in Canada, Germany, Mexico and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate its exposure to transactions denominated in currencies other than the functional currency of each entity, Greenbrier enters into forward exchange contracts to protect its margin on a portion of its forecast foreign currency sales. At May 31, 2003, $106.0 million of forecast sales were hedged by forward exchange contracts. Because of the variety of currencies in which purchases and sales are transacted, it is not possible to predict the impact of a movement in foreign currency exchange rates on future operating results. However, Greenbrier intends to continue to mitigate its exposure to foreign exchange gains or losses.

     In addition to Greenbrier’s exposure to transaction gains or losses, the Company is also exposed to foreign currency exchange risk related to the net asset position of its foreign subsidiaries. At May 31, 2003, the net liabilities of foreign subsidiaries aggregated $0.1 million. At May 31, 2003, a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of $0.01 million, less than 0.1% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

Interest Rate Risk

     At May 31, 2003, Greenbrier’s exposure to interest rate risk is limited since approximately 80% of the Company’s debt has fixed interest rates. The Company actively manages its floating rate debt with interest rate swap agreements, effectively converting $89.6 million of variable rate debt to fixed rate debt at May 31, 2003. As a result, Greenbrier is only exposed to interest rate risk relating to its revolving debt and a small portion of its term debt. At May 31, 2003, a uniform 10% increase in interest rates would result in approximately $0.2 million of additional annual interest expense.

THE GREENBRIER COMPANIES, INC.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Changes In Internal Controls

     Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

THE GREENBRIER COMPANIES, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There is hereby incorporated by reference the information disclosed in Note 8 to Consolidated Financial Statements, Part I of this quarterly report.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits:

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Form 8-K

     The Greenbrier Companies filed a Current Report on Form 8-K dated April 9, 2003 furnishing, under Item 12, a press release reporting the Company’s results of operations for the quarter ended February 28, 2003.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: July 11, 2003	By:	/s/ Larry G. Brady

Larry G. Brady Senior Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

THE GREENBRIER COMPANIES, INC.

CERTIFICATIONS

I, William A. Furman, President and Chief Executive Officer of The Greenbrier Companies, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Greenbrier Companies for the quarterly period ended May 31, 2003;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

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

Date: July 11, 2003

/s/ William A. Furman William A. Furman President and Chief Executive Officer, Director

THE GREENBRIER COMPANIES, INC.

CERTIFICATIONS (cont’d)

I, Larry G. Brady, Senior Vice President and Chief Financial Officer of The Greenbrier Companies, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Greenbrier Companies for the quarterly period ended May 31, 2003;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

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

Date: July 11, 2003

/s/ Larry G. Brady

Larry G. Brady Senior Vice President and Chief Financial Officer