Form 10-K
period 2003-08-31
GREENBRIER COMPANIES INC
filed 2003-11-25
CIK 923120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2003

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the Registrant’s Common Stock held by non-affiliates as of February 28, 2003 (based on the closing price of such shares on such date) was $45,138,843.

The number of shares outstanding of the Registrant’s Common Stock on October 31, 2003 was 14,358,432, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Registrant’s Proxy Statement dated November 26, 2003 prepared in connection with the Annual Meeting of Stockholders to be held on January 13, 2004 are incorporated by reference into Parts II and III of this Report.

The Greenbrier Companies, Inc.
Form 10-K

		PAGE

PART I
Item 1	BUSINESS	4
Item 2	PROPERTIES	10
Item 3	LEGAL PROCEEDINGS	11
Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11
PART II
Item 5	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY
	AND RELATED STOCKHOLDER MATTERS	12
Item 6	SELECTED FINANCIAL DATA	13
Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	14
Item 7a	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	22
Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	AND FINANCIAL DISCLOSURE	46
Item 9a	CONTROLS AND PROCEDURES	46
PART III
Item 10	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT	46
Item 11	EXECUTIVE COMPENSATION	46
Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
	AND RELATED STOCKHOLDER MATTERS	46
Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	46
Item 14	PRINCIPAL ACCOUNTANTS FEES AND SERVICES	46
PART IV
Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K	47
SIGNATURES		53

PART I.

Forward-Looking Statements

From time to time, The Greenbrier Companies, Inc. (Greenbrier or the Company) or its representatives have made or may make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer, or various filings made by the Company with the Securities and Exchange Commission (SEC). These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

•	availability of financing sources and borrowing base for working capital, other business development activities, capital spending and railcar syndication activities;

•	ability to renew or obtain sufficient lines of credit on acceptable terms;

•	ability to successfully recapitalize European operations;

•	continuation of the joint venture in Mexico;

•	increased stockholder value;

•	increased competition;

•	market improvement in North America;

•	share of new and existing markets;

•	increase or decrease in production;

•	continued ability to negotiate bank waivers;

•	ability to grow lease fleet and management services business;

•	ability to obtain adequate certification and licensing of products; and

•	short- and long-term revenue and earnings effects of the above items.

These forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier’s control. The following are among the factors, particularly in North America and Europe, that could cause actual results or outcomes to differ materially from the forward-looking statements:

•	a delay or failure of acquisitions, products or services to compete successfully;

•	recapitalization of European operations for terms less favorable than anticipated;

•	decreases in carrying value of assets due to impairment;

•	severance or other costs or charges associated with lay-offs, shutdowns or reducing the size and scope of operations;

•	effects of local statutory accounting conventions on compliance with covenants in loan agreements or reporting of financial conditions or results of operations;

•	actual future costs and the availability of materials and a trained workforce;

•	changes in product mix and the mix between manufacturing and leasing & services revenue;

•	labor disputes, energy shortages or operating difficulties that might disrupt manufacturing operations or the flow of cargo;

•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of subcontractors or suppliers;

•	ability to obtain suitable contracts for the sale of leased equipment;

•	ability to utilize beneficial tax strategies;

•	lower-than-anticipated residual values for leased equipment;

•	discovery of defects in railcars resulting in increased warranty cost or litigation;

•	resolution or outcome of pending litigation;

•	the ability to consummate expected sales;

•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and risks that customers may not purchase as much equipment under the contracts as anticipated;

•	financial condition of principal customers;

•	market acceptance of products;

•	ability to obtain insurance at acceptable rates;

•	competitive factors, including increased competition, introduction of competitive products and price pressures;

•	industry overcapacity;

•	shifts in market demand;

•	domestic and global business conditions and growth or reduction in the surface transportation industry;

•	domestic and global political, regulatory or economic conditions including such matters as terrorism, war or embargoes;

•	the effects of car hire deprescription on leasing revenue;

•	changes in interest rates;

•	changes in fuel and/or energy prices;

•	commodity price fluctuations;

•	ability to negotiate acceptable collective bargaining agreements;

•	availability of essential specialties or components, including steel castings, to permit manufacture of units on order;

•	ability to replace maturing lease revenue with revenue from growth of the lease fleet and management services; and

•	economic impacts from currency fluctuations in the Company’s worldwide operations.

Any forward-looking statements should be considered in light of these factors. Greenbrier assumes no obligation to update or revise any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or if Greenbrier later becomes aware that these assumptions are not likely to be achieved, except as may be required under securities laws.

Additional Information

Greenbrier is a reporting company and files annual, quarterly, and special reports, proxy statements and other information with the SEC. Stockholders may inspect and copy these materials at the Public Reference Room maintained by the SEC at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information on the operation of the public reference room. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. Copies of the Company’s annual, quarterly and special reports will be available to stockholders without charge upon request to: Investor Relations, The Greenbrier Companies, Inc., One Centerpointe Drive, Suite 200, Lake Oswego, Oregon 97035 or on the Company’s web site at http://www.gbrx.com.

Item 1. BUSINESS

Introduction

Greenbrier is a leading supplier of transportation equipment and services to the railroad and related industries. Greenbrier operates in two primary business segments: manufacturing and leasing & services. The two business segments are operationally integrated. With operations in the United States, Canada and Mexico, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, marine vessels and industrial forgings, and performs repair, refurbishment and maintenance activities for both intermodal and conventional railcars. The leasing & services segment owns approximately 12,000 railcars and performs management services for approximately 115,000 railcars for railroads, shippers, carriers and other leasing and transportation companies.

In August 2002, the Company’s Board of Directors committed to a plan to recapitalize operations in Europe, which consist of a railcar manufacturing plant in Swidnica, Poland and a railcar sales, design and engineering operation in Siegen, Germany. The European operations have not met expectations for profitability or return on capital invested resulting in the decision to discontinue those operations and refocus resources on North American operations. European operations are treated as discontinued operations for financial reporting purposes and, accordingly, are not included in any discussions of continuing operations.

In September 2003, the Company signed a letter of intent with a private equity group to recapitalize the European operations. Some of the investors in the private equity group issuing the letter of intent are part of an investment group which has a preferred stock ownership interest in and representation on the Board of Directors of the Company’s Canadian manufacturing subsidiary. The letter of intent requires satisfactory third party debt financing and final documentation and does not preclude the Company from negotiating other offers prior to closing. The Company is in conversation with another unrelated party regarding a potential sale of the European operations.

Greenbrier is a Delaware corporation formed in 1981. The Company’s principal executive offices are located at One Centerpointe Drive, Suite 200, Lake Oswego, Oregon 97035, and its telephone number is (503) 684-7000.

Products and Services Manufacturing

Manufacturing facilities are located in Portland, Oregon; Trenton, Nova Scotia and Sahagun, Mexico. Refurbishment, wheel shops and repair facilities are located at various locations throughout the United States.

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

The double-stack railcar provides significant operating and capital savings over other types of intermodal railcars. These savings are the result of (i) increased train density (two containers are carried within the same longitudinal space conventionally used to carry one trailer or container); (ii) railcar weight reduction per container of approximately 50%; (iii) easier terminal handling characteristics; (iv) reduced equipment costs of approximately 30% over the cost of providing the same carrying capacity with conventional equipment; (v) better ride quality leading to reduced damage claims; and (vi) increased fuel efficiency resulting from weight reduction and improved aerodynamics. Greenbrier is the leading manufacturer of double-stack railcars with an estimated cumulative North American market share of approximately 60%.

Greenbrier’s comprehensive line of articulated and non-articulated double-stack railcars offers varying load capacities and configurations. Current double-stack products include:

Maxi-Stack® - The Maxi-Stack is a series of double-stack railcars that features the ride-quality and operating efficiency of articulated stack cars. The Maxi-Stack IV is a three-platform articulated railcar with 53-foot wells that can accommodate all current container sizes in all three wells. The Maxi-Stack I is a five-platform railcar with 40-foot wells that can carry either 20-foot or 40-foot containers in the wells with the ability to handle any size of container, up to 53-feet in length, on the top level. The Maxi-Stack AP is a three-platform all-purpose railcar that is more versatile than other intermodal cars because it allows the loading of either trailers or double-stack containers on the same platform.

Husky-Stack® - The Husky-Stack is a non-articulated (stand-alone) or draw bar connected series of double-stack railcars with the capability of carrying containers up to 42% heavier than a single Maxi-Stack platform. The All-Purpose Husky-Stack is a non-articulated version of the Maxi-Stack AP. Husky-Stack also provides a means to extend double-stack economics to small load segments and terminals.

Conventional Railcars

As a leading manufacturer of boxcars in North America, Greenbrier produces a wide variety of 110-ton capacity boxcars, which are used in forest products, automotive, perishables and general merchandise applications. In addition to boxcars, center partition cars, bulkhead flat cars, flat cars for automotive transportation, solid waste service flat cars and various other conventional railcar types are manufactured. Greenbrier also produces a variety of covered hopper cars for the grain, cement and plastics industries as well as gondolas and coil cars for the steel and metals markets.

Rail Services — Repair and Refurbishment

Greenbrier is actively engaged in the repair and refurbishment of railcars for third parties, as well as its own leased and managed fleet. In certain situations, repair or refurbishment of the Company’s lease fleet is performed at unaffiliated facilities. Refurbishment and repair facilities are located in Portland and Springfield, Oregon; Cleburne and San Antonio, Texas; Finley, Washington; Atchison, Kansas; Golden, Colorado; and Modesto, California. In addition, Greenbrier has wheel reconditioning shops located in Portland, Oregon; Pine Bluff, Arkansas; Tacoma, Washington and Sahagun, Mexico.

Greenbrier’s involvement in a major long-term wheel program with Union Pacific Railroad Company (Union Pacific) and a maintenance program with The Burlington Northern and Santa Fe Railway Company (BNSF) has provided a substantial base of work.

Marine Vessel Fabrication

The Portland, Oregon manufacturing facility, located on a deep water port on the Willamette River, includes marine facilities with the largest side-launch ways on the West Coast. The marine facilities also enhance steel plate burning and fabrication capacity providing flexibility for railcar production. Types of vessels manufactured include conventional deck barges, double-hull tank barges, railcar/deck barges, barges for aggregates and other heavy industrial products and ocean-going dump barges.

Forging

Steel forgings weighing up to 100 tons are produced at the Nova Scotia industrial forge facility, one of the largest in North America. The forge facility produces custom parts for the oil and gas, hydroelectric and other heavy industries for customers in all parts of the world.

Leasing & Services

Greenbrier currently owns or provides management services for a fleet of approximately 127,000 railcars in North America, of which approximately 12,000 are owned with the remainder managed for railroads, shippers, carriers and other leasing and transportation companies. Management services include maintenance management, equipment management and accounting services. As equipment owner, Greenbrier participates in both the finance and the operating lease segments of the market. Lease payments received under the non-cancelable lease terms of direct finance leases generally cover substantially all of the equipment cost. The aggregate non-cancelable rental payments for equipment placed under operating leases do not fully amortize the acquisition costs of the leased equipment. As a result, the Company is subject to the customary risk that it may not be able to sell or re-lease equipment after the operating lease term expires. However, the Company believes it can effectively manage the risks typically associated with operating leases due to its railcar expertise and its refurbishing and re-marketing capabilities. Most of the leases are “full service” leases whereby Greenbrier is responsible for maintenance, taxes, and administration. The fleet is maintained, in part, through Greenbrier’s own facilities and engineering and technical staff.

Greenbrier provides maintenance management services for third parties including BNSF’s fleet of 85,000 railcars and network of 260 repair shop facilities. Under the agreement, BNSF has outsourced the management of freight car repair billing to Greenbrier.

Greenbrier manages the cost of maintenance and ensures cars are available for service under a multi-year maintenance agreement for 7,000 railcars owned by BNSF. Much of the preventative maintenance is performed at Greenbrier facilities.

Assets from the owned lease fleet are periodically sold to take advantage of market conditions, manage risk, and maintain liquidity.

	Fleet Profile
	As of August 31, 2003(1)

	Owned Units		Managed Units	Total Units

Customer Profile:
Class I Railroads	8,110		93,813	101,923
Non-Class I Railroads	1,808		11,915	13,723
Shipping Companies	926		1,645	2,571
Leasing Companies	235		7,316	7,551
Off-lease	936		12	948

Total Units	12,015	(2)	114,701	126,716

(1)	Each platform of a railcar is treated as a separate unit.

(2)	Percent of owned units on lease is 92%; average age of owned units is 26 years.

A substantial portion of the owned equipment in the lease fleet was acquired through an agreement entered into in August 1990 with Southern Pacific Transportation Company, which has since merged with Union Pacific, to purchase and refurbish approximately 10,000 railcars between 1990 and 1997. The railcars were refurbished by Greenbrier or unaffiliated contract shops and placed on predominantly 10-year finance leases with Union Pacific, which contain a fixed-price purchase option exercisable upon lease expiration. Union Pacific has exercised the purchase option on approximately 4,100 railcars through August 31, 2003 and has notified Greenbrier of its intention to exercise this option on all remaining railcars in this program.

Discontinued Operations

As previously discussed, the Company’s Board of Directors committed to a plan to recapitalize operations in Europe, which consist of a railcar manufacturing plant in Poland and a railcar sales, design and engineering operation in Germany. The European product line, manufactured at the Polish facility and through a network of subcontractors, includes a comprehensive line of pressurized tank cars for liquid petroleum gas (LPG) and ammonia and non-pressurized tank cars for light oil, chemicals and other products. A broad range of other types of freight cars, including flat cars, coil cars for the steel and metals market, coal cars, gondolas, sliding wall cars and rolling highway cars are also manufactured.

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

Certain domestic rail castings suppliers have reorganized, adversely affecting the available supply of castings to the industry. During 2003, the Company acquired a minority ownership interest in a joint venture which leases and operates a foundry in Cicero, Illinois to produce castings for freight cars. Subsequent to year-end, this joint venture acquired a foundry in Alliance, Ohio anticipated to produce castings beginning in January 2004. There have been no other significant interruptions in the supply of raw materials and specialty components in recent years.

In 2003, approximately 30% of domestic requirements for steel were purchased from Oregon Steel Mills, Inc. and approximately 80% of the Canadian requirements were purchased from Algoma Steel, Inc. The top ten suppliers for all inventory purchases accounted for approximately 45% of total purchases, of which no supplier accounted for a material proportion. The Company maintains good relationships with its suppliers.

In Europe, which is classified as a discontinued operation, approximately 25% of Polish steel requirements were purchased from Voest-Alpine.

Marketing and Product Development

A fully-integrated marketing and sales effort is utilized whereby Greenbrier seeks to leverage relationships developed in each of its manufacturing and leasing & services segments. The Company provides customers with a diverse range of equipment and financing alternatives designed to satisfy a customer’s unique needs whether the customer is buying new equipment, refurbishing existing equipment or seeking to outsource the maintenance or management of equipment. These custom programs may involve a combination of railcar products and financing, leasing, refurbishing and re-marketing services. In addition, the Company provides customized maintenance management, equipment management and accounting services.

Through customer relationships, insights are derived into the potential need for new products and services. Marketing and engineering personnel collaborate to evaluate opportunities and identify and develop new products. Research and development costs incurred for new product development for continuing operations during 2003, 2002 and 2001 were $0.6 million, $1.0 million and $1.5 million.

Customers and Backlog

Manufacturing and leasing & services customers include Class I railroads, regional and short-line railroads, other leasing companies, shippers, carriers and other transportation companies.

The Company’s railcar backlog consisted of the following at August 31:

	2003(2)	2002	2001

Continuing operations:
New railcar backlog units(1)	9,000	4,200	2,900
Estimated value (in millions)	$440	$210	$150

Discontinued operations:
New railcar backlog units(1)	1,700	1,000	800
Estimated value (in millions)	$140	$70	$50

(1)	Each platform of a railcar is treated as a separate unit.
(2)	Includes approximately 800 center partition cars valued at approximately $40 million for which production has been delayed pending resolution of patent litigation.

The backlog is based on customer purchase or lease orders that the Company believes are firm. Customer orders, however, may be subject to cancellation and other customary industry terms and conditions. Historically, little variation has been experienced between the number of railcars ordered and the number of railcars actually delivered. The backlog is not necessarily indicative of future results of operations.

In 2003, revenues from the two largest customers, TTX and BNSF, accounted for approximately 35% and 10% of total revenues from continuing operations. Revenues from TTX and BNSF accounted for 39% and 7% of manufacturing revenues. Revenues from BNSF accounted for approximately 22% of leasing & services revenues. No other customers accounted for more than 10% of total, manufacturing or leasing & services revenues.

Competition

Greenbrier is affected by a variety of competitors in each of its principal business activities. There are currently six major railcar manufacturers competing in North America. Two of these producers build railcars principally for their own fleets and four producers — Trinity Industries, Inc., Johnstown America Corp., National Steel Car, Ltd., and the Company - compete principally in the general railcar market. Some of these producers have substantially greater resources than the Company. Greenbrier competes on the basis of type of product, reputation for quality, price, reliability of delivery and customer service and support.

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

The Company is involved as a defendant in patent infringement litigation as discussed in Item 3 Legal Proceedings. Management contends the claim is without merit and intends to vigorously defend its position.

Environmental Matters

The Company is subject to national, state, provincial and local environmental laws and regulations concerning, among other matters, air emissions, wastewater discharge, solid and hazardous waste disposal and employee health and safety. Greenbrier maintains an active program of environmental compliance and believes that its current operations are in material compliance with all applicable national, state, provincial and local environmental laws and regulations. Prior to acquiring manufacturing facilities, the Company conducts investigations to evaluate the environmental condition of subject properties and negotiates contractual terms for allocation of environmental exposure arising from prior uses. Upon commencing operations at acquired facilities, the Company endeavors to implement environmental practices that are at least as stringent as those mandated by applicable laws and regulations.

Environmental studies have been conducted of owned and leased properties that indicate additional investigation and some remediation may be necessary. The Portland, Oregon manufacturing facility is located on the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting the facility, as a federal “national priority list” or “superfund” site due to sediment contamination. The Company and more than 60 other parties have received a “General Notice” of potential liability from the EPA. There is no indication that the Company has contributed to contamination of the Willamette River bed. Nevertheless, this classification of the Willamette River may have an impact on the value of the Company’s investment in the property and has resulted in the Company initially bearing a portion of the cost of an EPA mandated remedial investigation and incurring costs mandated by the State of Oregon to control groundwater discharges to the Willamette River. Neither the cost of the investigation, nor the groundwater control effort is currently determinable. However, some or all of any such outlay may be recoverable from responsible parties. The Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways on the river, and classification as a superfund site could result in some limitations on future dredging and launch activity. The outcome of such actions cannot be estimated. Management believes that the Company’s operations adhere to sound environmental practices, applicable laws and regulations.

Regulation

The Federal Railroad Administration (FRA) in the United States and Transport Canada in Canada administer and enforce laws and regulations relating to railroad safety. These regulations govern equipment and safety appliance standards for freight cars and other rail equipment used in interstate commerce. The Association of American Railroads (the AAR) promulgates a wide variety of rules and regulations governing the safety and design of equipment, relationships among railroads with respect to railcars in interchange, and other matters. The AAR also certifies railcar builders and component manufacturers that provide equipment for use on North American railroads. The effect of these regulations is that the Company must maintain its certifications with the AAR as a railcar builder and component manufacturer, and products sold and leased by the Company in North America must meet AAR, Transport Canada, and FRA standards.

In Europe, many countries have deregulated their railroads, and the privatization process is underway. However, each country currently has its own regulatory body with different certification requirements.

Executive Officers of the Company

The following are executive officers of the Company:

Alan James, 73, is Chairman of the Board of Directors of Greenbrier, a position he has held since 1994. Mr. James was President of Greenbrier, or its predecessor company, from 1974 to 1994.

William A. Furman, 59, is President, Chief Executive Officer and a director of Greenbrier, positions he has held since 1994. Mr. Furman is also Managing Director of TrentonWorks Limited, a manufacturing subsidiary. Mr. Furman was Chief Executive Officer of Gunderson, Inc., a manufacturing subsidiary, from 1990 to 2000 and was Vice President of Greenbrier, or its predecessor company, from 1974 to 1994. Mr. Furman serves as a director of Schnitzer Steel Industries, Inc., a steel recycling and manufacturing company.

C. Bruce Ward, 73, is Chairman of the Board of Directors of Gunderson, Inc. and has served as a director of the Company since 1994. Mr. Ward has served as Chairman of Gunderson, Inc. since 1990 and was President and Chief Executive Officer from 1985 to 1989. Mr. Ward is a former director of Stimson Lumber Company, a privately-held forest products company.

Robin D. Bisson, 49, has been Senior Vice President Marketing and Sales since 1996 and President of Greenbrier Railcar, Inc., a subsidiary that engages in railcar leasing, since 1991. Mr. Bisson was Vice President of Greenbrier Railcar, Inc. from 1987 to 1991 and has been Vice President of Greenbrier Leasing Corporation, a subsidiary that engages in railcar leasing, since 1987.

Larry G. Brady, 64, is Senior Vice President and Chief Financial Officer of the Company. Prior to becoming Senior Vice President in 1998, he was Vice President and Chief Financial Officer since 1994. Mr. Brady has been Senior Vice President of Greenbrier Leasing Corporation since he joined the Company in 1991. From 1974 to 1990, he was a partner with Touche Ross & Co. (which subsequently became Deloitte and Touche LLP).

Mark J. Rittenbaum, 46, is Senior Vice President and Treasurer of the Company, a position he has held since 2001. Prior to becoming Senior Vice President, he was Vice President and Treasurer since 1994. Mr. Rittenbaum is also Vice President of Greenbrier Leasing Corporation and Greenbrier Railcar, Inc., positions he has held since 1993 and 1994.

Timothy A. Stuckey, 53, has been President of Gunderson Rail Services, Inc., the repair and refurbishment subsidiary, since May 1999, prior to which he served as Assistant Vice President of Greenbrier Leasing Corporation since 1987.

Norriss M. Webb, 63, is Executive Vice President and General Counsel of the Company, a position he has held since 1994. He is also Vice President, Secretary and a director of Gunderson, Inc. Mr. Webb was Vice President of the Company from 1981 to 1994.

L. Clark Wood, 61, has been President of Manufacturing Operations since April 1998, Chief Executive Officer and a director of Gunderson, Inc. since 2000, and Chief Executive Officer of TrentonWorks Limited since June 1995. Mr. Wood was President of Gunderson, Inc. from 1990 to 1999 and was Vice President and Director of Railcar Sales of Trinity Industries, Inc., a railroad freight car manufacturer, from 1985 to 1990.

William L. Bourque, 56, has held the position of Vice President International Marketing since 1999. Prior to that appointment, he served as Vice President Marketing of Greenbrier Leasing Corporation and Vice President of Greenbrier Intermodal. Mr. Bourque has been with Greenbrier since 1986 and was formerly employed by Southern Pacific Transportation Company.

James T. Sharp, 49, has been Vice President of Marketing and Operations of the Company since 1999 and was Vice President of Sales from 1996 to 1999. Prior to his service with the Company, Mr. Sharp was Vice President of Sales at USL Capital, a railcar leasing subsidiary of Ford Motor Co.

Executive officers are designated by the Board of Directors. There are no family relationships among any of the executive officers of the Company. Mr. James and Mr. Furman have entered into a Stockholders’ Agreement, which expires in July 2004, pursuant to which they have agreed, among other things, to vote as directors to elect Mr. Furman as President and Chief Executive Officer of the Company, Mr. James as Chairman of the Board of Directors and certain persons as executive officers and each to vote for the other and for the remaining existing directors in electing directors of the Company.

Employees

As of August 31, 2003, Greenbrier had 2,839 full-time employees engaged in continuing operations, consisting of 2,744 employees in manufacturing and railcar services and 95 employees in leasing & services activities. A total of 936 employees at the manufacturing facility in Trenton, Nova Scotia, Canada are covered by collective bargaining agreements that expired on October 31, 2003. Negotiations are currently in process. As of August 31, 2003, 885 employees were engaged in discontinued European operations. At the manufacturing facility in Swidnica, Poland, 410 employees are covered by collective bargaining agreements that can be terminated by either party with three months notice. A stock incentive plan and a stock purchase plan are available for all North American employees. A discretionary bonus program is maintained for salaried and most hourly employees not covered by collective bargaining agreements. Greenbrier believes that its relations with its employees are generally good.

Item 2. PROPERTIES

The Company operates at the following facilities in North America and Europe as of August 31, 2003:

Description	Size	Location	Status

Railcar and marine manufacturing facility and wheel reconditioning shop	75 acres including 800,000 sq. ft. of manufacturing space and a 750-ft. side-launch ways for launching ocean going vessels	Portland, Oregon	Owned
Railcar manufacturing and forge facility	100 acres with 778,000 sq. ft. of manufacturing space as well as a forge facility	Trenton, Nova Scotia, Canada	Owned
Railcar manufacturing and wheel reconditioning shop	461,991 sq. ft. of manufacturing space, which includes a 152,245 sq. ft. wheel reconditioning shop	Sahagun, Mexico	Leased(1)
Railcar repair facility	70 acres	Cleburne, Texas	Leased with purchase option
Railcar repair facility	40 acres	Finley, Washington	Leased with purchase option
Railcar repair facility	18 acres	Atchison, Kansas	Owned
Railcar repair facility	5.4 acres	Springfield, Oregon	Leased
Railcar repair facility	..87 acres	Modesto, California	Leased
Railcar repair facility	3.3 acres	Golden, Colorado	Leased
Wheel reconditioning shop	5.6 acres	Tacoma, Washington	Leased
Wheel reconditioning shop	..5 acres	Pine Bluff, Arkansas	Leased
Castings foundry	40,000 sq. ft. of manufacturing space	Cicero, Illinois	Leased(2)
Executive offices, railcar marketing and leasing activities	37,000 sq. ft.	Lake Oswego, Oregon	Leased
Railcar manufacturing facility	88 acres with 676,000 sq. ft. of manufacturing space	Swidnica, Poland	Owned(3)

(1)	The property in Sahagun, Mexico is leased from Bombardier Transportation, Greenbrier’s joint venture partner.

(2)	The property in Cicero, Illinois is part of an investment in a joint venture.

(3)	The property in Swidnica, Poland is currently included in the assets that are categorized as discontinued operations.

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

Litigation was initiated in 1998 in the Ontario Court of Justice in Toronto, Ontario by former shareholders of Interamerican Logistics, Inc. (Interamerican), which was acquired in the fall of 1996. The plaintiffs allege that Greenbrier violated the agreements pursuant to which it acquired ownership of Interamerican and seek damages aggregating $4.5 million Canadian ($3.2 million U.S. as of August 31, 2003). A trial is set for October of 2004.

Litigation was initiated in November 2001 in the Supreme Court of British Columbia in Vancouver, British Columbia by a customer, BC Rail Partnership, alleging breach of contract and negligent manufacture and design of railcars which were involved in a derailment. Greenbrier objected to the jurisdiction of the British Columbia Supreme Court and its motion to that effect was heard on October 24, 2002. The motion was dismissed on January 28, 2003. Leave to appeal to the Court of Appeal of British Columbia was granted on February 20, 2003 and that appeal was heard on October 3, 2003. The Court of Appeal rendered its opinion on November 7, 2003. The appeal by Greenbrier was granted and the court ordered a stay of the proceedings. It is not known whether BC Rail will re-institute the proceedings in the proper jurisdiction, Nova Scotia, Canada.

Litigation was initiated in August 2002 in the United States District Court for the District of Delaware by National Steel Car, Ltd. (NSC), a competitor, alleging that a drop deck center partition railcar being marketed and sold by Greenbrier violated a NSC patent. Trial is currently scheduled for September of 2004. Related litigation was also brought at the same time in the United States District Court for the Eastern District of Pennsylvania against a Greenbrier customer, Canadian Pacific Railway (CPR). Greenbrier has assumed the defense on that action. NSC obtained a preliminary injunction against CPR on January 6, 2003 which, pending final hearing and determination of the case, enjoins CPR from making, using, offering to sell or importing into the United States the subject cars. CPR filed a Notice of Appeal from the decision of the District Court to the United States Court of Appeals for the Federal Circuit on February 5, 2003. Trial in the case is set for March 2004. Production and delivery of 800 drop-deck center partition railcars, included in backlog, has been delayed and production of other cars at the Company’s Canadian facility is being accelerated pending resolution.

Management contends all the above claims are without merit and intends to vigorously defend its position. Accordingly, management believes that any ultimate liability resulting from the above litigation will not materially affect the financial position, results of operations or cash flows of the Company.

Greenbrier’s European subsidiary, Greenbrier Germany GmbH, invoked the arbitration provisions of the purchase agreement by which the Freight Wagon Division of Daimler Chrysler Rail Systems Gmbh (Adtranz) was acquired. Arbitration was sought by Greenbrier to resolve various claims arising out of the Adtranz purchase agreement and actions of Adtranz personnel. Formal arbitration has been stayed pending attempts by both parties to mediate, but those efforts have failed, and on October 24, 2003, Greenbrier submitted its formal claim.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Greenbrier’s common stock has been traded on the New York Stock Exchange under the symbol GBX since July 14, 1994. There were approximately 410 holders of record of common stock as of October 28, 2003. The following table shows the reported high and low sales price of Greenbrier’s common stock on the New York Stock Exchange.

	High	Low

2003
Fourth quarter	$14.94	$10.15
Third quarter	$10.65	$7.85
Second quarter	$8.48	$6.25
First quarter	$7.10	$4.10
2002
Fourth quarter	$7.90	$6.15
Third quarter	$7.45	$6.71
Second quarter	$7.58	$6.68
First quarter	$8.43	$7.37

No dividends were declared in 2003. A dividend of $.06 per share was declared in the first quarter and paid in the second quarter of 2002. No other dividends were paid during 2002. There is no assurance as to the payment of future dividends as they are dependent upon future earnings, capital requirements, and the financial condition of the Company.

Certain loan covenants restrict the transfer of funds from the subsidiaries to the parent company in the form of cash dividends, loans or advances. The restricted net assets of subsidiaries amounted to $99.7 million as of August 31, 2003. Consolidated retained earnings of $3.5 million at August 31, 2003 were restricted as to the payment of dividends.

Equity Compensation Plan Information

The following table provides certain information as of August 31, 2003 with respect to the Company’s equity compensation plans under which equity securities of the Company are authorized for issuance.

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted average exercise	remaining available for
	outstanding options,	price of outstanding options,	future issuance under
Plan Category	warrants and rights	warrants and rights	equity compensation plans

Equity compensation plans approved by security holders(1)	523,200	$8.66	None

Equity compensation plans not approved by security holders	None	None	None

(1)	Includes the Stock Incentive Plan of 1994 (The 1994 Plan) and the Stock Incentive Plan — 2000 (The 2000 Plan).

Item 6. SELECTED FINANCIAL DATA

YEARS ENDED AUGUST 31,

(In thousands, except per share data)	2003	2002		2001	2000	1999

Statement of Operations Data
Revenue:
Manufacturing	$364,548	$233,379		$427,841	$488,672	$500,128
Leasing and services	70,443	72,250		80,986	91,189	98,171

	$434,991	$305,629		$508,827	$579,861	$598,299

Earnings (loss) from continuing operations	$4,366	$(3,711	)(2)	$8,132	$21,116	$22,735	(3)
Loss from discontinued operations (net of tax)(1)	(49)	(22,383)		(7,013)	(6,762)	(3,254)

Net earnings (loss)	$4,317	$(26,094)		$1,119	$14,354	$19,481

Basic earnings (loss) per common share:
Continuing operations	$.31	$(.26)		$.57	$1.48	$1.60
Net earnings (loss)	$.31	$(1.85)		$.08	$1.01	$1.37
Diluted earnings (loss) per common share:
Continuing operations	$.30	$(.26)		$.57	$1.48	$1.59
Net earnings (loss)	$.30	$(1.85)		$.08	$1.01	$1.36
Weighted average common shares outstanding:
Basic	14,138	14,121		14,151	14,227	14,254
Diluted	14,325	14,121		14,170	14,241	14,294
Cash dividends paid per share	$—	$.06		$.36	$.36	$.39	(4)
Balance Sheet Data
Cash and cash equivalents	$75,700	$58,777		$74,547	$7,206	$76,935
Inventories	$91,310	$56,868		$54,191	$116,097	$87,780
Leased equipment(5)	$180,868	$221,116		$253,702	$246,854	$236,410
Property, plant and equipment	$56,684	$58,292		$64,264	$66,150	$60,972
Total Assets	$538,948	$527,446		$608,045	$584,109	$550,716
Revolving notes	$5,267	$3,571		$7,856	$8,083	$—
Notes payable	$110,715	$136,577		$168,703	$150,727	$161,401
Subordinated debt	$20,921	$27,069		$37,491	$37,748	$37,788
Stockholders’ equity	$111,142	$103,139		$134,109	$141,615	$134,163

(1)	Consists of the European operations. See discussion of discontinued operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements.

(2)	Includes $1.1 million (net of tax) of special charges related to a restructuring plan to reduce operating expenses.

(3)	Includes earnings of $1.1 million resulting from the resolution of certain matters on a leasing contract that began in 1990.

(4)	Includes regular dividend of $0.27 per common share and special dividend of $0.12 per common share.

(5)	Includes investment in direct finance leases and equipment on operating leases.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Greenbrier currently operates in two primary business segments: manufacturing and leasing & services. The two business segments are operationally integrated. From operations in North America, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, marine vessels and forged steel products and performs railcar repair, refurbishment and maintenance activities. The Company may also manufacture new freight cars through the use of unaffiliated subcontractors. The leasing & services segment owns 12,000 railcars and provides management services for approximately 115,000 railcars for railroads, shippers, carriers and other leasing and transportation companies.

In August 2002, the Company’s Board of Directors committed to a plan to recapitalize operations in Europe, which consist of a railcar manufacturing plant in Poland and a railcar sales, design and engineering operation in Germany. Accordingly, the Company has classified its European operations as discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The assets, liabilities, operating results and cash flows related to the discontinued operations are presented as a single line item in the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows.

Railcars are generally manufactured, repaired, or refurbished under firm orders from third parties, and revenue is recognized when the cars are completed, accepted by the customer, and contractual contingencies removed. Greenbrier may also manufacture railcars prior to receipt of firm orders and build railcars for its own lease fleet. Railcars produced in a given period may be delivered in subsequent periods, delaying revenue recognition. Revenue does not include sales of new railcars to, or refurbishment services performed for, the leasing & services segment since intercompany transactions are eliminated in preparing the Consolidated Financial Statements. The margin generated from such sales or refurbishment activity is realized by the leasing & services segment over the related life of the asset or upon sale of the equipment to a third party.

Overview

Total revenue from continuing operations was $435.0 million, $305.6 million and $508.8 million for the years ended August 31, 2003, 2002 and 2001. Earnings from continuing operations for 2003 were $4.4 million, or $0.30 per diluted common share, while the 2002 loss from continuing operations was $3.7 million, or $0.26 per diluted common share and 2001 earnings from continuing operations were $8.1 million, or $0.57 per diluted common share.

Results from discontinued operations were near breakeven for the year ended August 31, 2003. For the years ended August 31, 2002 and 2001, losses from discontinued operations were $22.4 million and $7.0 million.

Results of Continuing Operations

The discussion of results of continuing operations excludes the results of European operations for all periods presented.

Manufacturing Segment

Manufacturing revenue includes new railcar, marine, forge, refurbishment and maintenance activities. New railcar delivery and backlog information disclosed herein includes all North American facilities, including the Mexico joint venture that is accounted for by the equity method.

Manufacturing revenue was $364.5 million, $233.4 million and $427.8 million for the years ended 2003, 2002 and 2001. Manufacturing revenue increased $131.1 million, or 56.2%, in 2003 from 2002 due to increased deliveries in response to improvements in the industry demand for railcars, slightly offset by a product mix with a lower unit sales value. Manufacturing revenue decreased $194.4 million, or 45.4%, in 2002 from 2001 due to fewer deliveries resulting from a cyclical downturn in the North American railcar market and competitive pressure on prices. Deliveries of new railcars, which are the primary source of revenue, were approximately 5,600 in 2003, 3,300 in 2002, and 7,300 in 2001. Deliveries for 2003 exclude 600 units that have been delivered to and paid for by a customer for which revenue has been deferred pending removal of contractual contingencies.

As of August 31, 2003, the backlog of new railcars to be manufactured for sale and lease at North American facilities was approximately 9,000 railcars with an estimated value of $440 million. Backlog has increased significantly over the year as the railcar market began to recover. Backlog as of August 31, 2002 was 4,200 railcars with a value of $210 million.

Manufacturing margin increased to 7.5% in 2003 from 6.9% in 2002 due to efficiencies associated with higher production rates and the impact of a favorable shift in product mix, offset somewhat by costs related to production that was delayed due to an injunction associated with a patent litigation lawsuit. Results for 2002 were impacted by the closure of one plant for five months of the year. The effects of increased competition on selling prices, inefficiencies associated with slower production rates and the overhead associated with a plant that was temporarily shut down for five months of the year were the cause of the decline from 8.0% in 2001 to 6.9% in 2002. The factors influencing cost of revenue and gross margin in a given period include order size (which affects economies of plant utilization), production rates, product mix, changes in manufacturing costs, product pricing and currency exchange rates.

Leasing & Services Segment

Leasing & services revenue was $70.4 million, $72.3 million and $81.0 million for the years ended 2003, 2002 and 2001. The decrease in leasing & services revenue is due to a number of factors including maturation of the direct finance lease portfolio, increased pressure on lease renewal rates and a reduction of gains on sale of equipment from the lease fleet, offset partially by reductions of accruals for rental assistance guarantees and increased utilization of the car hire lease fleet.

A substantial portion of the owned equipment in the lease fleet was acquired through an agreement entered into in August 1990 with Southern Pacific Transportation Company, which has since merged with Union Pacific, to purchase and refurbish approximately 10,000 railcars between 1990 and 1997. The railcars were refurbished by Greenbrier or unaffiliated contract shops and placed on predominantly 10-year finance leases with Union Pacific, which contain a fixed price purchase option exercisable upon lease expiration. Union Pacific has exercised the purchase option on approximately 4,100 railcars through August 31, 2003 and has notified Greenbrier of their intention to exercise this option on all remaining railcars in this program. As these leases mature over the next five years, related leasing revenue will continue to decline. Revenue may be replaced by growth of the lease fleet and management services.

A portion of leasing & services revenue is derived from “car hire” which is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Until 1992, the Interstate Commerce Commission directly regulated car hire rates by prescribing a formula for calculating these rates. Government regulation of car hire rates continues but the system of prescribed rates has been superseded by a system known as deprescription. January 1, 2003 ended a ten-year period used to phase in this new system.

Deprescription is a system whereby railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate, then either party has the right to call for arbitration. In arbitration either the owner’s or user’s rate is selected and that rate becomes effective for a one-year period. Substantially all railcars in the Greenbrier fleet are subject to deprescription.

There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue. Greenbrier earned car hire revenue of $24.3 million, $19.8 million and $19.6 million in 2003, 2002 and 2001.

Leasing & services margin, as a percentage of revenue, was 38.1% in 2003 consistent with 2002 margins. Margin was 46.5% in 2001. Margins have declined from 2001, as a result of the maturation of the direct finance lease portfolio and competitive and economic pressure on lease renewal rates, offset by changes in product mix as direct finance leases are replaced with operating leases and maintenance and management services.

Pre-tax earnings realized on the disposition of leased equipment amounted to $0.5 million during 2003 compared to $0.9 million in 2002 and $1.4 million in 2001. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.

Other costs

Selling and administrative expense was $31.4 million, $29.2 million and $37.7 million in 2003, 2002 and 2001. The $2.2 million increase from 2002 to 2003 is primarily the result of professional fees associated with strategic initiatives and litigation and increases in employee costs. The $8.5 million decrease from 2001 to 2002 is primarily due to cost reduction measures, including reductions in work force, consolidations of facilities and elimination or reduction of non-essential costs.

Interest expense was $11.9 million, $15.5 million and $18.5 million in 2003, 2002 and 2001. Decreases were the result of lower outstanding debt balances due to scheduled repayments of debt.

Pre-tax special charges of $1.9 million were incurred during 2002 for severance costs associated with North American operations and legal and professional fees incurred at the corporate level to evaluate European operations.

Income tax expense or benefit for all periods presented represents an effective tax rate of 42.0% on United States operations and varying effective tax rates on foreign operations. The effective tax rate for continuing operations was 42.9% for 2003. The consolidated effective tax rate for 2002 and 2001 was 60.6% and 45.0%. The fluctuations in effective tax rates are due to the geographical mix of pre-tax earnings and losses.

Equity in loss of the Mexican joint venture decreased $0.7 million for 2003 as compared to 2002 as a result of higher production levels and favorable exchange rates. The plant resumed deliveries in May 2003 after a shutdown that began in January 2002. Equity in loss of this joint venture increased $1.9 million for 2002 as compared to 2001 as a result of the shutdown of the plant for eight months of the year in response to reduced demand for railcars. The joint venture agreement provides that when certain conditions are met either party can request that the joint venture be dissolved. Such conditions have been met, however, management believes it is not the current intent of either party to make such a request.

Liquidity and Capital Resources

Greenbrier has been financed through cash generated from operations and borrowings. At August 31, 2003, cash increased $16.9 million to $75.7 million from $58.8 million at the prior year end.

Cash provided by operations for the year ended August 31, 2003, was $21.1 million compared to $27.3 million for the same period in 2002. The lower amount is primarily due to changes in working capital to support increased production and a payment of participation partially offset by tax refunds received during the year.

Cash provided by investing activities for the year ended August 31, 2003 was $25.0 million compared to $4.6 million in the prior year. The increase was a result of elimination of investments in discontinued operations which amounted to $16.8 million in the prior year and fewer additions to the lease fleet as the Company focused on the growth of management services, offset partially by reduced principal payments received under direct finance lease due to the maturation of the portfolio.

Cash used in financing activities of $29.2 million for the year ended August 31, 2003 was a decrease of $18.5 million from $47.7 million in the same period in 2002. The decline was primarily due to reduced scheduled repayments of borrowings. The Company repaid $32.7 million in term debt and subordinated debt in 2003 compared to $46.8 million in the prior year.

All amounts originating in foreign currency have been translated at the August 31, 2003 exchange rate for the following discussion. Credit facilities for continuing operations aggregated $113.0 million as of August 31, 2003. Available borrowings under the credit facilities are principally based upon defined levels of receivables, inventory and leased equipment, which at August 31, 2003 levels would provide for maximum borrowing of $75.4 million. A $60.0 million revolving line of credit is available through January 2006 to provide working capital and interim financing of equipment for the leasing & services operations. A $35.0 million line of credit to be used for working capital is available through March 2006 for United States manufacturing operations. An $18.0 million line of credit is available through February 2004 for working capital for Canadian manufacturing operations. Advances under the lines of credit bear interest at rates that vary depending on the type of borrowing and certain defined ratios. At August 31, 2003, there were no borrowings outstanding under the United States manufacturing and leasing & services lines while the Canadian manufacturing line had $5.3 million outstanding.

The Company has guaranteed certain obligations relating to European discontinued operations consisting of $7.3 million in notes payable, $17.0 million in revolving credit facilities, of which $16.1 million was outstanding at August 31, 2003, and $27.5 million in bank and third party performance and warranty guarantees, of which $26.0 million has been utilized at year end. To date no amounts have been drawn under these guarantees. Approximately 60% of the revolving credit facilities mature in June 2004 with the remainder maturing in December 2003.

In 1990, an agreement was entered into for the purchase and refurbishment of over 10,000 used railcars between 1990 and 1997. The agreement provides that, under certain conditions, the seller will receive a percentage of defined earnings of a subsidiary, and further defines the period when such payments are to be made. Such amounts, referred to as participation, are accrued when earned, charged to leasing & services cost of revenue, and unpaid amounts are included as participation in the Consolidated Balance Sheets. Participation expense was $2.7 million, $4.8 million and $6.8 million in 2003, 2002 and 2001. Payment of participation was $7.8 million in 2003 and is estimated to be $20.3 million in 2004, $15.9 million in 2005, $11.3 million in 2006, $8.7 million in 2007 and $3.8 million in 2008.

The Company has entered into contingent rental assistance agreements, aggregating $18.2 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from three to ten years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the years ended August 31, 2003, 2002 and 2001 $0.9 million, $1.6 million and $0.2 million was accrued to cover estimated obligations of which $0.8 million is remaining as a liability at August 31, 2003.

The Company and its joint venture partner have each advanced $4.5 million to an unconsolidated subsidiary for working capital needs. The advance is secured by accounts receivable and inventory.

Capital expenditures for continuing operations totaled $10.1 million, $21.4 million and $70.1 million in 2003, 2002 and 2001. Of these capital expenditures, approximately $4.5 million, $18.4 million and $62.2 million, in 2003, 2002 and 2001 were attributable to leasing & services operations. Leasing & services capital expenditures for 2004 are expected to be approximately $30.0 million. Greenbrier regularly sells assets from its lease fleet, some of which may have been purchased within the current year and included in capital expenditures.

Approximately $5.6 million, $3.0 million and $7.9 million of capital expenditures for 2003, 2002 and 2001 were attributable to manufacturing operations. Capital expenditures for manufacturing are expected to be approximately $10.0 million in 2004 and will be limited to expenditures necessary to further enhance efficiencies.

Foreign operations give rise to risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. No provision has been made for credit loss due to counterparty non-performance.

No dividends were paid during the year, consistent with the Company’s policy to manage for cash flow and liquidity during the downturn in the railcar industry. A dividend of $0.06 per share was declared in the first quarter and paid in the second quarter of 2002. Quarterly dividends of $0.09 per share were paid during 2001. Future dividends are dependent upon the market outlook as well as earnings, capital requirements and financial condition of the Company.

Certain loan covenants restrict the transfer of funds from subsidiaries to the parent company in the form of cash dividends, loans or advances. The restricted net assets of subsidiaries amounted to $99.7 million as of August 31, 2003. Consolidated retained earnings of $3.5 million at August 31, 2003 were restricted as to the payment of dividends. Management expects existing funds and cash generated from operations, together with borrowings under existing credit facilities and long term financing, to be sufficient to fund dividends, if any, working capital needs, planned capital expenditures and expected debt repayments for the foreseeable future.

The following table shows the Company’s estimated future contractual cash obligations as of August 31, 2003:

		Year Ending

(in thousands)	Total	2004	2005	2006	2007	2008	Thereafter

Participation	$60,096	$20,298	$15,914	$11,301	$8,739	$3,844	$—
Revolving notes	5,267	5,267	—	—	—	—	—
Notes payable	110,715	20,719	13,993	21,236	7,229	14,714	32,824
Railcar leases	7,016	4,219	1,542	717	538	—	—
Operating leases	13,843	2,864	2,536	2,218	1,865	1,504	2,856

	$196,937	$53,367	$33,985	$35,472	$18,371	$20,062	$35,680

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles requires judgment on the part of management to arrive at estimates and assumptions on matters that are inherently uncertain. These estimates may affect the amounts of assets, liabilities, revenues and expenses reported in a given period. Estimates and assumptions are periodically evaluated and may be adjusted in future periods.

Impairment of long-lived assets — When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets will be evaluated for impairment. If the forecast undiscounted future cash flows are less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to fair value will be recognized in the current period.

Income taxes — For financial reporting purposes, the Company estimates income tax expense based on planned tax return filings. The amounts anticipated to be reported in those filings may change between the time the financial statements are prepared and the time the tax returns are filed. Further, because tax filings are subject to review by taxing authorities, there is also the risk that a position taken in preparing a tax return may be challenged by a taxing authority. If the taxing authority is successful in asserting their position, differences in tax expense or between current and deferred tax items may arise in future periods. Such differences would be reflected in the financial statements when management considers them probable of occurring and the amount reasonably estimable. Valuation allowances may also be provided against deferred tax assets if the realization of such assets is not more likely than not. Management’s estimates of the Company’s ability to realize deferred tax assets is based on the information available at the time the financial statements are prepared and may include estimates of future income and other assumptions that are inherently uncertain.

Maintenance obligations — The Company is responsible for maintenance on a portion of the managed and owned lease fleet whereby the terms of the maintenance obligations are defined in the underlying lease or management agreement. The estimated liability is based on maintenance histories for each type and age of car. The liability is periodically reviewed and updated based on maintenance trends and known future repair or refurbishment requirements.

Warranty accruals — Warranty accruals are estimated and charged to operations to cover a defined warranty period. The estimated warranty cost is based on historical warranty claims for each particular product type. For new product types without a warranty history, preliminary estimates are based on historical information for similar product types. The warranty accrual is periodically reviewed and updated based on warranty trends.

Contingent rental assistance — The Company has entered into contingent rental assistance agreements on certain railcars, subject to leases, that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from three to ten years. A liability is established when management believes that it is probable that a rental shortfall will occur and the amount can be estimated.

Adjustments to net realizable value — The adjustment of net assets of the European operations to estimated net realizable value is based upon various options that management believes could occur. The nature and type of the transaction that ultimately is negotiated may vary from these options causing the estimate to differ from the amount recorded in the financial statements.

Revenue recognition — Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

Railcars are generally manufactured under firm orders from third parties. Revenue on railcars is recognized when railcars are completed, accepted by an unaffiliated customer and contractual contingencies removed. Marine vessels are constructed under contracts, which may be less than a year in duration. Marine revenues are generally recognized on the percentage of completion method during the construction period. Direct finance lease revenue is recognized over the lease term in a manner that produces a constant rate of return on the net investment in the lease. Operating lease revenue is recognized as earned under the lease terms. Certain leases are operated under car hire arrangements whereby revenue is earned based on utilization, car hire rates and terms specified in the lease agreement. Car hire revenue is reported from a third party source two months in arrears; however, such revenue is accrued in the month earned based on estimates of use from historical activity and is adjusted to actual as reported. Such adjustments have not been material.

Initial Adoption of Accounting Policies

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of September 1, 2002. The statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets are to be tested periodically for impairment and written down to their fair market value as necessary. Other than the cessation of amortization of goodwill, which was not significant, the adoption of SFAS No. 142 had no effect on the Company’s Consolidated Financial Statements for the year ended August 31, 2003.

The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as of December 31, 2002. This statement addresses the financial accounting and reporting issues associated with exit and disposal activities and generally requires that costs associated with such exit or disposal activities are recognized as incurred rather than at the date a company commits to an exit or disposal activity. The adoption of SFAS No. 146 had no effect on the Company’s Consolidated Financial Statements for the year ended August 31, 2003.

The Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, in 2003. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information.

The Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in the second quarter of 2003. FIN 45 requires expanded disclosures by guarantors in interim and annual financial statements for obligations under certain guarantees. In addition, it requires guarantors to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee.

The disclosure requirements of FIN 45 were effective as of February 28, 2003, with the recognition and initial measurement provisions applicable for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s Consolidated Financial Statements for the year ended August 31, 2003.

Prospective Accounting Changes

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and generally requires an entity to classify a financial instrument that falls within this scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective beginning September 1, 2003 for the Company. Management is currently evaluating this statement and does not expect it to have a material effect on the Company’s Consolidated Financial Statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. This interpretation requires consolidation where there is a controlling financial interest in a variable interest entity, previously referred to as a special purpose entity. The implementation of FIN 46 has been delayed and will be effective for the Company during the second quarter of fiscal year 2004. Management is currently evaluating the impact of this interpretation on the Company’s Consolidated Financial Statements.

Results of Discontinued Operations

In August 2002, the Company’s Board of Directors committed to a plan to recapitalize operations in Europe, which consist of a railcar manufacturing plant in Swidnica, Poland and a railcar sales, design and engineering operation in Siegen, Germany. The European operations have not met expectations for profitability or return on capital invested resulting in the decision to discontinue those operations and refocus resources on North American operations. European operations are treated as discontinued operations for financial reporting purposes and, accordingly, are not included in any discussions of continuing operations.

In September 2003, the Company signed a letter of intent with a private equity group to recapitalize the European operations. Some of the investors in the private equity group issuing the letter of intent are part of an investment group which has a preferred stock ownership interest in and representation on the Board of Directors of the Company’s Canadian manufacturing subsidiary.

The letter of intent requires satisfactory third party debt financing and final documentation and does not preclude the Company from negotiating other offers prior to closing.

Greenbrier will also invest additional funds, currently estimated at $5.5 million, to pay down indebtedness of the recapitalized operation and it will then retain a small minority interest and assume a passive investment role.

Under the terms of the letter of intent, the Company will be relieved of its guarantee obligations related to revolving lines of credit for discontinued operations of $17.0 million. The Company anticipates it will continue to guarantee long term debt of $7.3 million and bank and third party performance, advance payment and warranty guarantees amounting to $27.5 million as of August 31, 2003. The Company may be required to provide performance and warranty guarantees required to be issued on production of backlog subsequent to August 31, 2003, but prior to closing. It will not issue any additional financial guarantees for the operation after the closing.

The Company is in conversation with another unrelated party regarding a potential sale of the European operations.

If the Company is unsuccessful in closing a transaction to recapitalize European operations, financial results may be restated as part of continuing operations in future periods.

Summarized results of operations related to discontinued operations:

	Years ended August 31,

(in thousands)	2003	2002	2001

Revenue	$96,957	$61,695	$85,170
Cost of revenue	87,172	60,770	76,954

Margin	9,785	925	8,216
Selling and administrative expense	8,310	9,832 (3)	11,855 (3)
Interest expense	1,682	3,542	3,778
Special charges	—	17,129 (1)	—

Loss from operations	(207)	(29,578)	(7,417)
Adjustment of assets to net realizable value	—	(14,776)	—

Loss before income taxes and minority interest	(207)	(44,354)	(7,417)
Income tax benefit	158	21,844 (2)	360 (2)
Minority interest	—	127	44

Loss from discontinued operations	$(49)	$(22,383)	$(7,013)

(1)	Consists of the $2.3 million pre-tax cost associated with a restructuring plan to decrease operating expenses, consolidate offices and reduce the scale of European operations, and a $14.8 million pre-tax impairment write-down of European railcar designs and patents.

(2)	Includes a $21.5 million tax benefit in 2002 related to deductions for the Company’s investments in European operations for United States income tax purposes and $0.3 million and $0.4 million in 2002 and 2001 for tax benefits relating to selling and administrative expense reclassifications.

(3)	Includes reclassification of $0.8 million and $0.9 million in 2002 and 2001 of direct European expenses from continuing operations.

Revenues increased 57.2% from $61.7 million in 2002 to $97.0 million in 2003 as a result of obtaining certification on certain railcars that were produced in a prior period for which revenue recognition had been delayed pending final certification. Final certification was received in the first quarter of 2003 for these cars that have a unit sales value of more than twice the average sales price of other production. New railcar deliveries in Europe were approximately 850 in 2003, 850 in 2002 and 1,200 in 2001. Decreases in revenue from $85.2 million in 2001 to $61.7 million in 2002 were the result of lower deliveries due to a cyclical downturn in the railcar market and delivery delays due to certification issues on a certain car type.

Margin increased to 10.1% in 2003 from 1.5% in 2002 as the result of a change in product mix, favorable exchange rates and lower depreciation and amortization primarily as a result of asset write downs taken in August 2002. Decreases in margin from 9.6% in 2001 to 1.5% in 2002 were due to a lower margin product mix and the impact of lower production rates on overhead absorption.

Selling and administrative expense decreased to $8.3 million in 2003 as compared to $9.8 million in 2002 due to elimination of amortization associated with the reclassification to a discontinued operation and cost reduction measures implemented in the prior year. Decreases from 2001 to 2002 were the result of cost reduction measures implemented as part of a restructuring in February 2002.

Capital expenditures for discontinued operations totaled $0.8 million, $0.6 million and $3.2 million in 2003, 2002 and 2001.

The Company has guaranteed certain obligations relating to European discontinued operations consisting of $7.3 million in notes payable, $17.0 million in revolving credit facilities, of which $16.1 million was outstanding at August 31, 2003, and $27.5 million in bank and third party performance and warranty guarantees, of which $26.0 million has been utilized at year end. To date no amounts have been drawn under these guarantees. Approximately 60% of the revolving credit facilities mature in 2004 with the remainder maturing in December 2003.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

In addition to the United States, Greenbrier has operations in Canada, Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate its exposure to transactions denominated in currencies other than the functional currency of each entity, Greenbrier enters into forward exchange contracts to protect its margin on a portion of its forecast foreign currency sales. At August 31, 2003, $101.1 million of forecast sales were hedged by forward exchange contracts. Because of the variety of currencies in which purchases and sales are transacted, it is not possible to predict the impact of a movement in foreign currency exchange rates on future operating results. However, Greenbrier intends to continue to mitigate its exposure to foreign exchange gains or losses.

In addition to Greenbrier’s exposure to transaction gains or losses, the Company is also exposed to foreign currency exchange risk related to the net asset position of its foreign subsidiaries. At August 31, 2003, the net assets of foreign subsidiaries aggregated $5.1 million. At August 31, 2003, a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of $0.5 million, less than 0.5% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

Interest Rate Risk

At August 31, 2003, Greenbrier’s exposure to interest rate risk for both continuing and discontinued operations is limited since 80% of the Company’s debt has fixed interest rates. The Company actively manages its floating rate debt with interest rate swap agreements, effectively converting $72.1 million ($64.8 million relates to continuing operations and $7.3 million relates to discontinued operations) of variable rate debt to fixed rate debt at August 31, 2003. As a result, Greenbrier is only exposed to interest rate risk relating to its revolving debt and a small portion of term debt. At August 31, 2003, a uniform 10% increase in interest rates would result in approximately $0.2 million of additional annual interest expense.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
AUGUST 31,

(In thousands, except per share amounts)	2003	2002

Assets
Cash and cash equivalents	$75,700	$58,777
Accounts and notes receivable	59,669	45,135
Inventories	91,310	56,868
Investment in direct finance leases	41,821	69,536
Equipment on operating leases	139,047	151,580
Property, plant and equipment	56,684	58,292
Other	23,483	21,507
Discontinued operations	51,234	65,751

	$538,948	$527,446

Liabilities and Stockholders’ Equity
Revolving notes	$5,267	$3,571
Accounts payable and accrued liabilities	114,459	96,237
Participation	55,901	60,995
Deferred revenue	39,776	3,949
Deferred income taxes	16,127	13,823
Notes payable	110,715	136,577
Discontinued operations	59,742	77,188
Subordinated debt	20,921	27,069
Minority interest	4,898	4,898
Commitments and contingencies (Notes 22 & 23)
Stockholders’ equity:
Preferred stock — $0.001 par value; 25,000 shares authorized; none outstanding	—	—
Common stock — $0.001 par value; 50,000 shares authorized; 14,312 and 14,121 outstanding at August 31, 2003 and 2002	14	14
Additional paid-in capital	51,073	49,276
Retained earnings	68,165	63,848
Accumulated other comprehensive loss	(8,110)	(9,999)

	111,142	103,139

	$538,948	$527,446

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations

YEARS ENDED AUGUST 31,

(In thousands, except per share amounts)	2003	2002	2001

Revenue
Manufacturing	$364,548	$233,379	$427,841
Leasing & services	70,443	72,250	80,986

	434,991	305,629	508,827
Cost of revenue
Manufacturing	337,205	217,238	393,422
Leasing & services	43,609	44,694	43,295

	380,814	261,932	436,717
Margin	54,177	43,697	72,110
Other costs
Selling and administrative expense	31,354	29,221	37,692
Interest expense	11,859	15,456	18,478
Special charges	—	1,896	—

	43,213	46,573	56,170
Earnings (loss) before income tax and equity in unconsolidated subsidiaries	10,964	(2,876)	15,940
Income tax benefit (expense)	(4,700)	1,743	(7,167)

Earnings (loss) before equity in unconsolidated subsidiaries	6,264	(1,133)	8,773
Equity in loss of unconsolidated subsidiaries	(1,898)	(2,578)	(641)

Earnings (loss) from continuing operations	4,366	(3,711)	8,132
Loss from discontinued operations (net of tax)	(49)	(22,383)	(7,013)

Net earnings (loss)	$4,317	$(26,094)	$1,119

Basic earnings (loss) per common share:
Continuing operations	$0.31	$(0.26)	$0.57
Discontinued operations	0.00	(1.59)	(0.49)

Net earnings (loss)	$0.31	$(1.85)	$0.08

Diluted earnings (loss) per common share:
Continuing operations	$0.30	$(0.26)	$0.57
Discontinued operations	0.00	(1.59)	(0.49)

Net earnings (loss)	$0.30	$(1.85)	$0.08

Weighted average common shares:
Basic	14,138	14,121	14,151
Diluted	14,325	14,121	14,170

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

					Accumulated
			Additional		Other	Total
(In thousands, except per	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance September 1, 2000	14,227	$14	$50,249	$94,756	$(3,404)	$141,615
Net earnings	—	—	—	1,119	—	1,119
Translation adjustment (net of tax effect)	—	—	—	—	(123)	(123)
Cumulative effect of change in accounting principle (net of tax effect)	—	—	—	—	1,077	1,077
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	—	—	—	—	(1,434)	(1,434)
Unrealized loss on derivative financial instruments (net of tax effect)	—	—	—	—	(2,100)	(2,100)

Comprehensive loss						(1,461)
Purchase of stock	(106)	—	(959)	—	—	(959)
Cash dividends ($0.36 per share)	—	—	—	(5,086)	—	(5,086)

Balance August 31, 2001	14,121	14	49,290	90,789	(5,984)	134,109
Net loss	—	—	—	(26,094)	—	(26,094)
Translation adjustment (net of tax effect)	—	—	—	—	(808)	(808)
Reclassification of derivative financial instruments recognized in net loss (net of tax effect)	—	—	—	—	(1,850)	(1,850)
Unrealized loss on derivative financial instruments (net of tax effect)	—	—	—	—	(1,357)	(1,357)

Comprehensive loss						(30,109)
Other	—	—	(14)	—	—	(14)
Cash dividends ($0.06 per share)	—	—	—	(847)	—	(847)

Balance August 31, 2002	14,121	14	49,276	63,848	(9,999)	103,139
Net earnings	—	—	—	4,317	—	4,317
Translation adjustment (net of tax effect)	—	—	—	—	(699)	(699)
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	—	—	—	—	(2,071)	(2,071)
Unrealized gain on derivative financial instruments (net of tax effect)	—	—	—	—	4,659	4,659

Comprehensive income						6,206
Stock options exercised	191	—	1,797	—	—	1,797

Balance August 31, 2003	14,312	$14	$51,073	$68,165	$(8,110)	$111,142

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
YEARS ENDED AUGUST 31,

(In thousands)	2003	2002	2001

Cash flows from operating activities:
Net earnings (loss)	$4,317	$(26,094)	$1,119
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Loss from discontinued operations	49	22,383	7,013
Other changes in discontinued operations	(2,978)	22,061	1,236
Deferred income taxes	2,304	(13,097)	1,682
Depreciation and amortization	18,066	17,960	17,796
Gain on sales of equipment	(454)	(910)	(1,390)
Other	1,429	(3,419)	(1,177)
Decrease (increase) in assets:
Accounts and notes receivable	(14,534)	(9,186)	20,300
Inventories	(37,554)	(3,600)	42,141
Other	863	3,843	2,716
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	18,119	17,974	(31,119)
Participation	(5,094)	22	3,763
Deferred revenue	36,583	(664)	1,939

Net cash provided by operating activities	21,116	27,273	66,019

Cash flows from investing activities:
Acquisitions, net of cash acquired	(3,126)	—	(282)
Principal payments received under direct finance leases	14,294	18,828	20,761
Proceeds from sales of equipment	23,954	24,042	47,772
Investment in joint venture	—	—	(4,000)
Investment in discontinued operations	—	(16,843)	(4,660)
Capital expenditures	(10,094)	(21,402)	(70,136)

Net cash provided by (used in) investing activities	25,028	4,625	(10,545)

Cash flows from financing activities:
Changes in revolving notes	1,696	(4,285)	(227)
Proceeds from notes payable	6,348	4,285	50,000
Repayments of notes payable	(32,914)	(36,399)	(31,604)
Repayment of subordinated debt	(6,148)	(10,422)	(257)
Dividends	—	(847)	(5,086)
Exercise of stock options	1,797	—	—
Purchase of common stock	—	—	(959)

Net cash provided by (used in) financing activities	(29,221)	(47,668)	11,867

Increase (decrease) in cash and cash equivalents	16,923	(15,770)	67,341
Cash and cash equivalents
Beginning of period	58,777	74,547	7,206

End of period	$75,700	$58,777	$74,547

Cash paid during the period for:
Interest	$11,811	$15,511	$17,121
Income taxes	$3,723	$919	$7,396

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1 — Nature of Operations

The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) currently operates in two primary business segments: manufacturing and leasing & services. The two business segments are operationally integrated. With operations in the United States, Canada and Mexico, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, marine vessels and forged steel products and performs railcar refurbishment and maintenance activities. The leasing & services segment owns approximately 12,000 railcars and performs management services for approximately 115,000 railcars for railroads, institutional investors, and other leasing companies.

In August 2002, the Company’s Board of Directors committed to a plan to recapitalize operations in Europe which consists of a railcar manufacturing plant in Poland and a railcar sales, design, and engineering operation in Germany. Greenbrier has classified its European operations as discontinued operations. The assets, liabilities, operating results and cash flows related to the discontinued operations are presented as a single line item in the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows. See Note 3 to the Consolidated Financial Statements.

Note 2 — Summary of Significant Accounting Policies

Principles of consolidation — The financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances are eliminated upon consolidation. Investments in and long-term advances to joint ventures in which the Company has a 50% or less ownership interest are accounted for by the equity method and included in other assets.

Foreign currency translation — Operations outside the United States prepare financial statements in currencies other than the United States dollar. Revenues and expenses are translated at average exchange rates for the year, while assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of stockholders’ equity within accumulated other comprehensive income (loss).

Cash and cash equivalents — Cash is temporarily invested primarily in bankers’ acceptances, United States Treasury bills, commercial paper, and money market funds. All highly-liquid investments with an original maturity of three months or less at the date of acquisition are considered cash equivalents.

Accounts receivable— Accounts receivable are stated net of allowance for doubtful accounts of $1.2 million and $1.4 million as of August 31, 2003 and 2002.

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

Property, plant and equipment — Property, plant and equipment is stated at cost. Depreciation is provided on the straight-line method over estimated useful lives of three to twenty years.

Intangible assets — Loan fees are capitalized and amortized as interest expense over the life of the related borrowings. Goodwill amortization was discontinued with the implementation of Statement of Financial Accounting Standards (SFAS) No. 142 on September 1, 2002. Goodwill is not significant and is included in other assets. Goodwill is tested for impairment at least annually and more frequently if material changes in events or circumstances arise. Impairment would result in a write down to fair market value as necessary.

Impairment of long-lived assets — When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets will be evaluated for impairment. If the forecast undiscounted future cash flows are less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to fair value will be recognized in the current period.

Maintenance obligations — The Company is responsible for maintenance on a portion of the managed and owned lease fleet whereby the terms of the maintenance obligation are defined in the underlying lease or management agreement. The estimated liability is based on maintenance histories for each type and age of railcar. The liability is periodically reviewed and updated based on maintenance trends and known future repair or refurbishment requirements.

Warranty accruals — Warranty accruals are estimated and charged to operations to cover a defined warranty period. The estimated warranty cost is based on history of warranty claims for each particular product type. For new product types without a warranty history, preliminary estimates are based on historical information for similar product types. The warranty accruals are periodically reviewed and updated based on warranty trends.

Contingent rental assistance — The Company has entered into contingent rental assistance agreements on certain railcars, subject to leases, that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from three to ten years. A liability is established when management believes that it is probable that a rental shortfall will occur and the amount can be estimated.

Income taxes — The liability method is used to account for income taxes. Deferred income taxes are provided for the temporary effects of differences between assets and liabilities recognized for financial statement and income tax reporting purposes. Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized.

Minority interest — Minority interest represents unaffiliated investors’ capital investment and interest in the undistributed earnings and losses of certain consolidated subsidiaries.

Comprehensive income (loss) — Comprehensive income (loss) represents net earnings (loss) plus all other changes in net assets from non-owner sources.

Revenue recognition — Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

Railcars are generally manufactured under firm orders from third parties. Revenue on railcars is recognized when railcars are completed, accepted by an unaffiliated customer and contractual contingencies removed. Marine vessels are constructed under contracts, which may be less than a year in duration. Marine revenues are generally recognized on the percentage of completion method during the construction period. Direct finance lease revenue is recognized over the lease term in a manner that produces a constant rate of return on the net investment in the lease. Operating lease revenue is recognized as earned under the lease terms. Certain leases are operated under car hire arrangements whereby revenue is earned based on utilization, car hire rates and terms specified in the lease agreement. Car hire revenue is reported from a third party source two months in arrears; however, such revenue is accrued in the month earned based on estimates of use from historical activity and is adjusted to actual as reported. Such adjustments have not been material.

Research and development — Research and development costs are expensed as incurred. Research and development costs incurred for new product development for continuing operations during 2003, 2002 and 2001 were $0.6 million, $1.0 million and $1.5 million.

Forward exchange contracts — Foreign operations give rise to risks from changes in foreign currency exchange rates. Forward exchange contracts with established financial institutions are utilized to hedge a portion of such risk. Realized and unrealized gains and losses are deferred and recognized in earnings concurrent with the hedged transaction or when the hedged transaction is no longer considered probable of occurrence. Even though forward exchange contracts are entered into to mitigate the impact of currency fluctuations, certain exposure remains which may affect operating results.

Interest rate instruments — Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. The net cash amounts paid or received under the agreements are accrued and recognized as an adjustment to interest expense.

Net earnings per share — Basic earnings per common share (EPS) excludes the potential dilution that would occur if additional shares were issued upon exercise of outstanding stock options, while diluted EPS takes this potential dilution into account.

Stock-based compensation — Compensation expense for stock-based employee compensation continues to be measured using the method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

Management estimates — The preparation of financial statements in accordance with generally accepted accounting principles requires judgment on the part of management to arrive at estimates and assumptions on matters that are inherently uncertain, including evaluating the remaining life and recoverability of long-lived assets. These estimates may affect the amount of assets, liabilities, revenue and expenses reported in the financial statements and accompanying notes. Estimates and assumptions are periodically evaluated and may be adjusted in future periods. Actual results could differ from those estimates.

Reclassifications — Certain reclassifications have been made to prior years’ Consolidated Financial Statements to conform with the 2003 presentation.

Initial Adoption of Accounting Policies — The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of September 1, 2002. The statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets are to be tested periodically for impairment and written down to their fair market value as necessary. Other than the cessation of amortization of goodwill, which was not significant, the adoption of SFAS No. 142 had no effect on the Company’s Consolidated Financial Statements for the year ended August 31, 2003.

The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as of December 31, 2002. This statement addresses the financial accounting and reporting issues associated with exit and disposal activities and generally requires that costs associated with such exit or disposal activities are recognized as incurred rather than at the date a company commits to an exit or disposal activity. The adoption of SFAS No. 146 had no effect on the Company’s Consolidated Financial Statements for the year ended August 31, 2003.

The Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in the second quarter of 2003. FIN 45 requires expanded disclosures by guarantors in interim and annual financial statements for obligations under certain guarantees. In addition, it requires guarantors to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective as of February 28, 2003, with the recognition and initial measurement provisions applicable for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s Consolidated Financial Statements for the year ended August 31, 2003.

The Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, in 2003. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information.

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

(In thousands, except per share amounts)	2003	2002	2001

Net earnings (loss), as reported	$4,317	$(26,094)	$1,119
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax(1)	(690)	(610)	(943)

Net earnings (loss), pro forma	$3,627	$(26,704)	$176

Basic earnings (loss) per share
As reported	$0.31	$(1.85)	$0.08

Pro forma	$0.26	$(1.89)	$0.01

Diluted earnings (loss) per share
As reported	$0.30	$(1.85)	$0.08

Pro forma	$0.25	$(1.89)	$0.01

(1)	Compensation expense was determined based on the Black-Scholes option pricing model which was developed to estimate value of independently traded options. Greenbrier’s options are not independently traded.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants in 2003, 2002 and 2001.

	For the Years Ended August 31,

	2003	2002	2001

Weighted average fair value of options granted	$1.97	$2.75	$2.96
Volatility	31.68%	32.32%	33.32%
Risk-free rate of return	3.69%	4.39%	4.96%
Dividend yield	None	None	$2.93
Number of years to exercise options	8	5	8

Prospective Accounting Changes — In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and generally requires an entity to classify a financial instrument that falls within this scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective beginning September 1, 2003 for the Company. Management is currently evaluating this statement and does not expect it to have a material effect on the Company’s Consolidated Financial Statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. This interpretation requires consolidation where there is a controlling financial interest in a variable interest entity, previously referred to as a special purpose entity. The implementation of FIN 46 has been delayed and will be effective for the Company during the second quarter of fiscal year 2004. Management is currently evaluating the impact of this interpretation on the Company’s Consolidated Financial Statements.

Note 3 — Discontinued Operations

In August 2002, the Company’s Board of Directors committed to a plan to recapitalize operations in Europe, which consist of a railcar manufacturing plant in Swidnica, Poland and a railcar sales, design and engineering operation in Siegen, Germany. The European operations have not met expectations for profitability or return on capital invested resulting in the decision to discontinue those operations and refocus resources on North American operations. European operations are treated as discontinued operations for financial reporting purposes and, accordingly, have been removed from the Company’s results of continuing operations for all periods presented.

In September 2003, the Company signed a letter of intent with a private equity group to recapitalize the European operations. Some of the investors in the private equity group issuing the letter of intent are part of an investment group which has a preferred stock ownership interest in and representation on the Board of Directors of the Company’s Canadian manufacturing subsidiary. The letter of intent requires satisfactory third party debt financing and final documentation and does not preclude the Company from negotiating other offers prior to closing.

Greenbrier will also invest additional funds, currently estimated at $5.5 million, to pay down indebtedness of the recapitalized operation and it will then retain a small minority interest and assume a passive investment role.

Under the terms of the letter of intent, the Company will be relieved of its guarantee obligations related to revolving lines of credit for discontinued operations of $17.0 million. The Company anticipates it will continue to guarantee long term debt of $7.3 million and bank and third party performance, advance payment and warranty guarantees amounting to $27.5 million as of August 31, 2003. The Company may be required to provide performance and warranty guarantees required to be issued on production of backlog subsequent to August 31, 2003, but prior to closing. It will not issue any additional financial guarantees for the operation after the closing.

The Company is in conversation with another unrelated party regarding a potential sale of the European operations.

If the Company is unsuccessful in closing a transaction to recapitalize these operations, financial results may be restated as part of continuing operations in future periods.

Summarized results of operations related to discontinued operations:

	Years ended August 31,

(in thousands)	2003	2002	2001

Revenue	$96,957	$61,695	$85,170
Cost of revenue	87,172	60,770	76,954

Margin	9,785	925	8,216
Selling and administrative expense	8,310	9,832 (3)	11,855 (3)
Interest expense	1,682	3,542	3,778
Special charges	—	17,129 (1)	—

Loss from operations	(207)	(29,578)	(7,417)
Adjustment of assets to net realizable value	—	(14,776)	—

Loss before income taxes and minority interest	(207)	(44,354)	(7,417)
Income tax benefit	158	21,844 (2)	360 (2)
Minority interest	—	127	44

Loss from discontinued operations	$(49)	$(22,383)	$(7,013)

(1)	Consists of the $2.3 million pre-tax cost associated with a restructuring plan to decrease operating expenses, consolidate offices and reduce the scale of European operations, and a $14.8 million pre-tax impairment write-down of European railcar designs and patents.

(2)	Includes a $21.5 million tax benefit in 2002 related to deductions for the Company’s investments in European operations for United States income tax purposes and $0.3 million and $0.4 million in 2002 and 2001 for tax benefits relating to selling and administrative expense reclassifications.

(3)	Includes reclassification of $0.8 million and $0.9 million in 2002 and 2001 of direct European expenses from continuing operations.

The following assets and liabilities of the European operation were classified as discontinued operations as of August 31:

(In thousands)	2003	2002

Cash and cash equivalents	$2,830	$8,953
Restricted cash	4,201	—
Accounts receivable	20,528	9,645
Inventories(1)	14,343	39,304
Property, plant and equipment	1,995	1,072
Other	7,337	6,777

Total assets discontinued operations	$51,234	$65,751

Revolving notes	$16,051	$22,249
Accounts payable and accrued liabilities(1)	36,417	47,385
Notes payable	7,274	7,554

Total liabilities discontinued operations	$59,742	$77,188

Discontinued operations — Liabilities	$54,242	$67,988
Estimated liabilities associated with discontinued operations(2)	5,500	9,200

Total	$59,742	$77,188

(1)	Includes $26.9 million in 2002 for railcars delivered to customer for which cash was received, but revenue recognition delayed pending final certification of railcar. Final certification was obtained in October 2002.

(2)	Estimated liabilities associated with discontinued operations represent obligations of the European operations that may not be settled in the recapitalization. Such assumptions may change depending on the terms of the final agreement.

Note 4 — Special Charges

In February 2002, the Company implemented a restructuring plan to reduce the scale of its operations and decrease operating expenses in North America. The plan resulted in terminations of 464 employees at manufacturing facilities. The $1.9 million of pre-tax costs associated with this restructuring are included in special charges on the Consolidated Statement of Operations and includes $1.4 million for employee termination costs and $0.5 million of legal and professional fees. As of August 31, 2003, all expenses have been paid.

Note 5 — Inventories

(In thousands)	2003	2002

Manufacturing supplies and raw materials	$12,404	$13,617
Work-in-process	41,065	28,320
Railcars delivered with contractual contingencies	32,747	—
Railcars held for sale or refurbishment	5,094	14,931

	$91,310	$56,868

Note 6 — Investment in Direct Finance Leases

(In thousands)	2003	2002

Future minimum receipts on lease contracts	$33,042	$64,121
Maintenance, insurance, and taxes	(8,706)	(15,665)

Net minimum lease receipts	24,336	48,456
Estimated residual values	24,243	35,936
Unearned finance charges	(6,758)	(14,856)

	$41,821	$69,536

Future minimum receipts on the direct finance lease contracts are as follows:

(In thousands)

Year ending August 31,
2004	$18,090
2005	10,480
2006	3,697
2007	679
2008	87
Thereafter	9

$33,042

Note 7 — Equipment on Operating Leases

Equipment on operating leases is reported net of accumulated depreciation of $69.5 million and $62.3 million as of August 31, 2003 and 2002.

In addition, certain railcar equipment is leased-in by the Company (see Note 22) and subleased to customers under non-cancelable operating leases. Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases are as follows:

(In thousands)

Year ending August 31,
2004	$10,822
2005	8,653
2006	6,542
2007	3,324
2008	2,056
Thereafter	15,374

$46,771

Certain equipment is also operated under daily, monthly or car hire arrangements. Associated revenues amounted to $26.9 million, $23.1 million, and $23.5 million for the years ended August 31, 2003, 2002 and 2001.

Note 8 — Property, Plant and Equipment

(In thousands)	2003	2002

Land and improvements	$8,472	$8,457
Machinery and equipment	69,273	65,718
Buildings and improvements	34,011	30,815
Other	11,786	10,810

	123,542	115,800
Accumulated depreciation	(66,858)	(57,508)

	$56,684	$58,292

Note 9 — Investment in Unconsolidated Subsidiaries

On September 1, 1998, Greenbrier entered into a joint venture agreement with Bombardier Transportation (Bombardier) to build railroad freight cars at Bombardier’s existing manufacturing facility in Sahagun, Mexico. Each party holds a 50% non-controlling interest in the joint venture, and therefore Greenbrier’s investment is being accounted for using the equity method and is included in other assets on the Consolidated Balance Sheet. Greenbrier’s share of the operating results is included as equity in loss of unconsolidated subsidiaries in the Consolidated Statements of Operations.

Summarized financial data for the joint venture for the years ended August 31, 2003 and 2002 is as follows:

(In thousands)	2003	2002

Current assets	$26,157	$8,545
Total assets	$41,546	$26,566
Current liabilities	$20,828	$1,120
Equity	$20,718	$25,446
Revenue	$25,550	$15,592
Net loss	$(4,728)	$(5,806)

Greenbrier may purchase railcars from the joint venture for subsequent sale or for its lease fleet for which the Company’s portion of margin is eliminated upon consolidation. In addition, the joint venture pays a management fee to each owner, of which 50% of the fee earned by Greenbrier is eliminated upon consolidation.

During 2003, the Company acquired a minority ownership interest in a joint venture which leases and operates a foundry in Cicero, Illinois to produce castings for freight cars. This joint venture is accounted for under the equity method. The investment in and operating results of the joint venture were not significant in 2003. Subsequent to year end, the joint venture acquired a second foundry in Alliance, Ohio anticipated to produce castings for freight cars beginning in January 2004. The investment in the newly acquired foundry is not significant.

Note 10 — Revolving Notes

All amounts originating in foreign currency have been translated at the August 31, 2003 exchange rate for the following discussion. Credit facilities for continuing operations aggregated $113.0 million as of August 31, 2003. Available borrowings under the credit facilities are principally based upon defined levels of receivables, inventory and leased equipment, which at August 31, 2003 levels would provide for maximum borrowing of $75.4 million of which $5.3 million is outstanding. A $60.0 million revolving line of credit is available through January 2006 to provide working capital and interim financing of equipment for the leasing & services operations. A $35.0 million line of credit to be used for working capital is available through March 2006 for United States manufacturing operations. A $18.0 million line of credit is available through February 2004 for working capital for Canadian manufacturing operations. Advances under the lines of credit bear interest at rates that vary depending on the type of borrowing and certain defined ratios. At August 31, 2003, there were no borrowings outstanding under the United States manufacturing and leasing & services lines. The Canadian manufacturing line had $5.3 million outstanding.

The Company has guaranteed certain obligations relating to European discontinued operations including $17.0 million in revolving credit facilities, of which $16.1 million was outstanding at August 31, 2003. Approximately 60% of the revolving credit facilities mature in June 2004 with the remainder maturing in December 2003.

Note 11 — Accounts Payable and Accrued Liabilities

(In thousands)	2003	2002

Trade payables and accrued liabilities	$68,230	$59,563
Accrued maintenance	18,155	12,508
Accrued payroll and related liabilities	8,276	7,701
Accrued warranty	6,755	7,023
Other	13,043	9,442

	$114,459	$96,237

Maintenance and warranty accrual activity for the years ended August 31, 2003, 2002 and 2001:

	Balance	Charged
	at Beginning	to Cost of		Balance at
(In thousands)	of Year	Revenue	Payments	End of Year

Year ended August 31, 2003
Accrued maintenance	$12,508	$20,941	$(15,294)	$18,155
Accrued warranty	7,023	2,116	(2,384)	6,755

Total	$19,531	$23,057	$(17,678)	$24,910

Year ended August 31, 2002
Accrued maintenance	$9,931	$20,527	$(17,950)	$12,508
Accrued warranty	6,750	3,459	(3,186)	7,023

Total	$16,681	$23,986	$(21,136)	$19,531

Year ended August 31, 2001
Accrued maintenance	$10,338	$16,010	$(16,417)	$9,931
Accrued warranty	6,984	1,744	(1,978)	6,750

Total	$17,322	$17,754	$(18,395)	$16,681

Note 12 — Notes Payable

(In thousands)	2003	2002

Equipment notes payable	$67,353	$89,189
Term loans	42,782	46,711
Other	580	677

	$110,715	$136,577

Equipment notes payable pertain to the lease fleet, bear interest at fixed rates of 6.5% to 7.8% and are due in varying installments through March 2013. The weighted average remaining contractual life and weighted average interest rate of the notes as of August 31, 2003 and 2002 were approximately 60 and 59 months and 6.6% and 6.7%. The notes are collateralized by certain lease fleet railcars and underlying leases.

Term loans pertain to manufacturing operations, are due in varying installments through March 2011 and are collateralized by certain property, plant and equipment. As of August 31, 2003, the effective interest rates ranged from 4.8% to 8.5%.

Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain notes payable. At August 31, 2003, such agreements had a notional amount of $79.8 million and mature between August 2006 and March 2013. A $15 million interest rate swap agreement was entered into subsequent to year end, to change a portion of the Company’s debt that was effectively carrying a fixed interest rate to a variable interest rate.

Principal payments on the notes payable are as follows:

(In thousands)

Year ending August 31,
2004	$20,719
2005	13,993
2006	21,236
2007	7,229
2008	14,714
Thereafter	32,824

$110,715

The revolving and operating lines of credit, along with certain notes payable, contain covenants with respect to the Company and various subsidiaries, the most restrictive of which limit the payment of dividends or advances by subsidiaries and require certain minimum levels of tangible net worth, maximum ratios of debt to equity and minimum levels of debt service coverage.

Note 13 — Subordinated Debt

Subordinated notes, amounting to $20.9 million and $27.1 million at August 31, 2003 and 2002, were issued to the seller of railcars purchased from 1990 to 1997 as part of an agreement described in Note 23. The notes bear interest at 11.0% and 9.0%, with the principal due ten years from the date of issuance of the notes, and are subordinated to all other liabilities of a subsidiary. The agreement includes an option that, under certain conditions, provides for the seller to repurchase the railcars for the original acquisition cost to the Company at the date the underlying subordinated notes are due. The Company has received notice from the seller that the purchase options will be exercised, and amounts due under the subordinated notes will be retired from the repurchase proceeds.

Note 14 — Derivative Instruments

Foreign operations give rise to market risks from changes in foreign currency exchange rates. Foreign currency forward exchange contracts with established financial institutions are utilized to hedge a portion of that risk. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. The Company’s foreign currency forward exchange contracts and interest rate swap agreements are designated as cash flow hedges, and therefore the unrealized gains and losses are recorded in accumulated other comprehensive income (loss).

At August 31, 2003 exchange rates, forward exchange contracts for the sale of United States dollars aggregated $86.0 million, Pound Sterling aggregated $4.6 million and Euro aggregated $10.5 million. The Pound Sterling and Euro transactions relate to the discontinued operations. Adjusting these contracts to the fair value of these cash flow hedges at August 31, 2003 resulted in an unrealized pre-tax gain of $2.9 million that was recorded in accumulated other comprehensive income (loss) ($2.9 million relates to continuing operations and the amount relating to discontinued operations has minimal effect). As these contracts mature at various dates through August 2004, any such gain remaining will be recognized in manufacturing revenue along with the related transactions. In the unlikely event that the underlying sales transaction does not occur, the amount classified in accumulated other comprehensive income (loss) would be reclassified to the current year’s results of operations.

At August 31, 2003 exchange rates, interest rate swap agreements had a notional amount of $87.1 million and mature between August 2006 and March 2013. The discontinued operations accounted for $7.3 million of the notional amount and $79.8 million relates to continuing operations. The adjustment to fair value of these cash flow hedges at August 31, 2003 resulted in an unrealized pre-tax loss of $7.8 million of which $0.6 million relates to the discontinued operation. The loss is included in accumulated other comprehensive income (loss) and the fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from accumulated other comprehensive income (loss) and charged or credited to interest expense. At August 31, 2003 interest rates, approximately $3.0 million would be reclassified to interest expense in the next 12 months of which $0.1 million relates to discontinued operations.

Note 15 — Stockholders’ Equity

The Chairman and the Chief Executive Officer, who are the founding and majority stockholders, have entered into an agreement, which expires in July 2004, whereby they have agreed to vote their shares together to elect each other as directors of the Company and with respect to all other matters put to a vote of the stockholders.

Certain loan covenants restrict the transfer of funds from the subsidiaries to the parent company in the form of cash dividends, loans, or advances. Restricted net assets of subsidiaries amounted to $99.7 million as of August 31, 2003. Consolidated retained earnings of $3.5 million at August 31, 2003 were restricted as to the payment of dividends.

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

The following table summarizes stock option transactions for shares under option and the related weighted average option price:

		Weighted
		Average
		Option
	Shares	Prices

Balance at September 1, 2000	1,502,974	$11.75
Granted	283,000	9.19
Expired	(2,000)	11.75
Canceled	(46,874)	12.88

Balance at August 31, 2001	1,737,100	11.30
Granted	25,000	7.58
Expired	(438,260)	13.99
Canceled	(50,340)	12.65

Balance at August 31, 2002	1,273,500	10.26
Granted	429,500	4.45
Exercised	(190,800)	9.42
Expired	(3,000)	17.34
Canceled	(28,750)	10.44

Balance at August 31, 2003	1,480,450	$8.66

Options outstanding at August 31, 2003 have exercise prices ranging from $4.36 to $13.66 per share and have a remaining average contractual life of 4.66 years. As of August 31, 2003, options to purchase 523,200 shares were exercisable and no more shares were available for grant. Options to purchase 429,500 and 454,500 shares were available for grant at August 31, 2002 and 2001.

Note 16 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings (loss) per common share are reconciled as follows:

(In thousands)	2003	2002	2001

Weighted average basic common shares outstanding	14,138	14,121	14,151
Dilutive effect of employee stock options	187	—	19

Weighted average diluted common shares outstanding	14,325	14,121	14,170

Weighted average diluted common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options. Stock options for 0.5 million shares, 0.6 million shares and 0.9 million shares were excluded from the calculation of diluted earnings per share for the years ended August 31, 2003, 2002 and 2001 as these options were anti-dilutive; however, they may become dilutive in the future.

Note 17 — Related Party Transactions

Mr. James, Chairman of the Board of Directors, and Mr. Furman, President and Chief Executive Officer of the Company, are partners in a general partnership, James-Furman & Company (the Partnership), that, among other things, engages in the ownership, leasing and marketing of railcars and programs for refurbishing and marketing of used railcars. In 1989, the Partnership and the Company entered into presently existing agreements pursuant to which the Company manages and maintains railcars owned by the Partnership in exchange for a fixed monthly fee that is no less favorable to the Company than the fee the Company could obtain for similar services rendered to unrelated parties. The maintenance and management fees paid to the Company under such agreements for the years ended August 31, 2003, 2002 and 2001 aggregated $0.1 million per year. In addition, the Partnership paid the Company fees of $0.1 million in each of the years ended August 31, 2003, 2002 and 2001 for administrative and other services. The management and maintenance agreements presently in effect between the Company and the Partnership provide that in remarketing railcars owned by the Partnership and the Company, as well as by unaffiliated lessors, the Company will, subject to the business requirements of prospective lessees and railroad regulatory requirements, grant priority to that equipment which has been off-lease and available for the longest period of time. Such agreements also provide that the Partnership will grant to the Company a right of first refusal with respect to any opportunity originated by the Partnership in which the Company may be interested involving the manufacture, purchase, sale, lease, management, refurbishing or repair of railcars. The right of first refusal provides that prior to undertaking any such transaction the Partnership must offer the opportunity to the Company and must provide the disinterested, independent members of the Board of Directors a period of not less than 30 days in which to determine whether the Company desires to pursue the opportunity. The right of first refusal in favor of the Company continues for a period of 12 months after the date that both of Messrs. James and Furman cease to be officers or directors of the Company. The Partnership has advised the Company that it does not currently expect to pursue acquisitions of additional railcars.

Since the beginning of the Company’s last fiscal year, no director or executive officer of the Company has been indebted to the Company or its subsidiaries for amount in excess of $60 thousand except that the President of the Company’s manufacturing operations is indebted to Greenbrier Leasing Corporation in the amount of $0.3 million under the terms of a promissory note payable upon demand and secured by a mortgage. The note does not bear interest and has not been amended since issuance of the note.

The Company purchased railcars totaling $15.4 million and $45.7 million for the years ended August 31, 2002 and 2001 from a 50%-owned joint venture for subsequent sale or for its own lease fleet. No cars were purchased from the joint venture for the year ended August 31, 2003.

Note 18 — Employee Benefit Plans

Defined contribution plans are available to substantially all United States employees. Contributions are based on a percentage of employee contributions and amounted to $1.0 million, $0.9 million and $1.2 million for the years ended August 31, 2003, 2002 and 2001.

Defined benefit pension plans are provided for Canadian employees covered by collective bargaining agreements. The plans provide pension benefits based on years of credited service. Contributions to the plan are actuarially determined and are intended to fund the net periodic pension cost. Expenses resulting from contributions to the plans were $1.3 million, $0.9 million and $0.9 million for the years ended August 31, 2003, 2002 and 2001.

Nonqualified deferred benefit plans exist for certain employees. Expenses resulting from contributions to the plans were $1.3 million, $1.7 million and $1.5 million for the years ended August 31, 2003, 2002 and 2001.

Note 19 — Income Taxes

Components of income tax expense (benefit) of continuing operations are as follows:

(In thousands)	2003	2002	2001

Current:
Federal	$3,305	$10,515	$5,443
State	167	212	1,823
Foreign	(1,076)	627	(1,781)

	2,396	11,354	5,485
Deferred:
Federal	1,453	(10,485)	1,538
State	1,103	(80)	(44)
Foreign	(252)	(2,532)	188

	2,304	(13,097)	1,682

	$4,700	$(1,743)	$7,167

Income tax expense (benefit) is computed at rates different than statutory rates. The reconciliation between effective and statutory tax rates on continuing operations is as follows:

	2003	2002	2001

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.0	5.0	5.0
Impact of foreign losses	(0.3)	26.6	0.7
Other	3.2	(6.0)	4.3

	42.9%	60.6%	45.0%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

(In thousands)	2003	2002

Deferred tax assets:
Deferred participation	$(14,203)	$(21,205)
Maintenance and warranty accruals	(7,180)	(5,600)
Accrued payroll and related liabilities	(2,898)	(3,376)
Deferred revenue	(4,306)	(2,714)
Inventories and other	(4,459)	(4,754)
Investment tax credit	(2,866)	(1,870)
SFAS 133 and translation adjustment	(1,531)	(3,718)

	(37,443)	(43,237)
Deferred tax liabilities:
Accelerated depreciation	54,487	61,036
Other	2,419	2,419

Net deferred tax liability attributable to continuing operations	19,463	20,218
Net deferred tax liability attributable to discontinued operations	(3,336)	(6,395)

Net deferred tax liability	$16,127	$13,823

United States income taxes have not been provided for approximately $4.5 million of cumulative undistributed earnings of several non-United States subsidiaries as Greenbrier plans to reinvest these earnings indefinitely in operations outside the United States.

Note 20 — Segment Information

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

The information in the following tables is derived directly from the segments’ internal financial reports used for corporate management purposes.

Unallocated assets primarily consist of cash and short-term investments.

(In thousands)	2003	2002	2001

Revenue from continuing operations:
Manufacturing	$395,756	$256,641	$440,830
Leasing & services	78,876	76,462	93,359
Intersegment eliminations	(39,641)	(27,474)	(25,362)

	$434,991	$305,629	$508,827

Assets:
Manufacturing	$151,139	$122,694	$130,791
Leasing & services	260,875	280,224	303,136
Unallocated	75,700	58,777	74,547

	487,714	461,695	508,474
Discontinued operations	51,234	65,751	99,571

	$538,948	$527,446	$608,045

Depreciation and amortization from continuing operations:
Manufacturing	$8,436	$8,366	$8,031
Leasing & services	9,630	9,594	9,765

	$18,066	$17,960	$17,796

Capital expenditures from continuing operations:
Manufacturing	$5,589	$3,037	$7,883
Leasing & services	4,505	18,365	62,253

	$10,094	$21,402	$70,136

The following table summarizes selected geographic information.

Eliminations are sales between geographic areas.

(In thousands)	2003	2002	2001

Revenue from continuing operations:
United States	$348,401	$260,499	$381,389
Canada	117,492	59,430	139,416
Eliminations	(30,902)	(14,300)	(11,978)

	$434,991	$305,629	$508,827

Earnings (loss) from continuing operations:(1)
United States	$12,648	$222	$19,130
Canada	(3,836)	(3,443)	(4,727)
Eliminations	2,152	345	1,537

	$10,964	$(2,876)	$15,940

Identifiable assets:
United States	$444,524	$423,432	$468,311
Canada	43,190	38,263	40,163

	487,714	461,695	508,474

Discontinued operations	51,234	65,751	99,571

	$538,948	$527,446	$608,045

(1)	From continuing operations before income tax, minority interest and equity in loss of unconsolidated subsidiary

Note 21 — Customer Concentration

In 2003, revenue from the two largest customers was 34% and 10% of total revenues. Revenue from the two largest customers was 34% and 7% of total revenues for the year ended August 31, 2002 and 23% and 19% of total revenues for the year ended August 31, 2001. No other customers accounted for more than 10% of total revenues in 2003, 2002, or 2001. Two customers had balances that individually exceeded 10% of accounts receivable and in total represented 40% of the consolidated balance at August 31, 2003. Two customers had balances that individually exceeded 10% of accounts receivable and in total represented 39% of the consolidated balance at August 31, 2002.

Note 22 — Lease Commitments

Lease expense for railcar equipment leased-in under non-cancelable leases was $7.9 million, $8.3 million and $9.7 million, for the years ended August 31, 2003, 2002 and 2001. Aggregate minimum future amounts payable under these non-cancelable railcar equipment leases are as follows:

(In thousands)

Year Ending August 31,
2004	$4,219
2005	1,542
2006	717
2007	538
Thereafter	—

$7,016

Operating leases for domestic railcar repair facilities, office space and certain manufacturing and office equipment expire at various dates through April 2015. Rental expense for facilities, office space and equipment was $3.1 million, $2.8 million and $3.0 million for the years ended August 31, 2003, 2002 and 2001. Aggregate minimum future amounts payable under these non-cancelable operating leases are as follows:

(In thousands)

Year ending August 31,
2004	$2,864
2005	2,536
2006	2,218
2007	1,865
2008	1,504
Thereafter	2,856

$13,843

Note 23 — Commitments and Contingencies

In 1990, an agreement was entered into for the purchase and refurbishment of over 10,000 used railcars between 1990 and 1997. The agreement provides that, under certain conditions, the seller will receive a percentage of defined earnings of a subsidiary, and further defines the period when such payments are to be made. Such amounts, referred to as participation, are accrued when earned and charged to leasing & services cost of revenue. Unpaid amounts are included in participation in the Consolidated Balance Sheets. Participation expense was $2.7 million, $4.8 million and $6.8 million in 2003, 2002 and 2001. Payment of participation was $7.8 million in 2003 and is estimated to be $20.3 million in 2004, $15.9 million in 2005, $11.3 million in 2006, $8.7 million in 2007 and $3.8 million in 2008.

Environmental studies have been conducted of owned and leased properties that indicate additional investigation and some remediation may be necessary. The Portland, Oregon manufacturing facility is located on the Willamette River. The United States Environmental Protection Agency (the EPA) has classified portions of the river bed, including the portion fronting the facility, as a federal “national priority list” or “superfund” site due to sediment contamination. The Company and more than 60 other parties have received a “General Notice” of potential liability from the EPA. There is no indication that the Company has contributed to contamination of the Willamette River bed. Nevertheless, this classification of the Willamette River may have an impact on the value of the Company’s investment in the property and has resulted in the Company initially bearing a portion of the cost of an EPA mandated remedial investigation and incurring costs mandated by the State of Oregon to control groundwater discharges to the Willamette River. Neither the cost of the investigation nor the ground-water control effort is currently determinable. However, some or all of any such outlay may be recoverable from responsible parties. The Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways on the river, and classification as a superfund site could result in some limitations on future dredging and launch activity. The outcome of such actions cannot be estimated. Management believes that the Company’s operations adhere to sound environmental practices, applicable laws and regulations.

From time to time, Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. The most significant litigation is as follows:

Litigation was initiated in 1998 in the Ontario Court of Justice in Toronto, Ontario by former shareholders of Interamerican Logistics, Inc. (Interamerican), which was acquired in the fall of 1996. The plaintiffs allege that Greenbrier violated the agreements pursuant to which it acquired ownership of Interamerican and seek damages aggregating $4.5 million Canadian ($3.2 million U.S.). A trial is set for October 25, 2004.

Litigation was initiated in November 2001 in the Superior Court of British Columbia in Vancouver, British Columbia by a customer, BC Rail Partnership, alleging breach of contract and negligent manufacture and design of railcars which were involved in a derailment. Greenbrier objected to the jurisdiction of the British Columbia Supreme Court and its motion to that effect was heard on October 24, 2002. The motion was dismissed on January 28, 2003. Leave to appeal to the Court of Appeal of British Columbia was granted on February 20, 2003 and that appeal was heard on October 3, 2003. The Court of Appeal rendered its opinion on November 7, 2003. The appeal by Greenbrier was granted and the court ordered a stay of the proceedings. It is not known whether BC Rail will re-institute the proceedings in the proper jurisdiction, Nova Scotia, Canada.

Litigation was initiated in August 2002 in the United States District Court for the District of Delaware by National Steel Car, Ltd. (NSC) a competitor, alleging that a drop deck center partition railcar being marketed and sold by Greenbrier violated a NSC patent. Trial is currently scheduled for September of 2004. Related litigation was also brought at the same time in the United States District Court for the Eastern District of Pennsylvania against a Greenbrier customer, Canadian Pacific Railway (CPR). Greenbrier has assumed the defense on that action. NSC obtained a preliminary injunction against CPR on January 6, 2003 which, pending final hearing and determination of the case, enjoins the Canadian Pacific Railway from making, using, offering to sell or importing into the United States the subject cars. Canadian Pacific Railway filed a Notice of Appeal from the decision of the District Court to the United States Court of Appeals for the Federal Circuit on February 5, 2003. Trial in the case is set for March 2004. Production and delivery of 800 drop-deck center partition railcars, included in backlog, has been delayed and production of other cars at the Company’s Canadian facility is being accelerated pending resolution.

Management contends all the above claims are without merit and intends to vigorously defend its position. Accordingly, management believes that any ultimate liability resulting from the above litigation will not materially affect the financial position, results of operations or cash flows of the Company.

Greenbrier’s European subsidiary, Greenbrier Germany GmbH, invoked the arbitration provisions of the purchase agreement by which the Freight Wagon Division of Daimler Chrysler Rail Systems Gmbh (Adtranz) was acquired. Arbitration was sought by Greenbrier to resolve various claims arising out of the Adtranz purchase agreement and actions of Adtranz personnel. Formal arbitration has been stayed pending attempts by both parties to mediate, but those efforts have failed and on October 24, 2003, Greenbrier submitted its formal claim.

Employment agreements, which expire August 31, 2004, with the Chairman and the Chief Executive Officer, provide each with a minimum annual salary and a bonus calculated based on operating results, as defined. The minimum annual aggregate defined payment under the agreements is $0.7 million and the maximum is $2.1 million.

The Company has entered into contingent rental assistance agreements aggregating $18.2 million on certain railcars subject to leases, that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from three to ten years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the years ended August 31, 2003, 2002 and 2001 $0.9 million, $1.6 million and $0.2 million was accrued as expense to cover estimated obligations of which $0.8 million is remaining as a liability at August 31, 2003.

A portion of leasing & services revenue is derived from “car hire” which is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Until 1992, the Interstate Commerce Commission directly regulated car hire rates by prescribing a formula for calculating these rates. Government regulation of car hire rates continues but the system of prescribed rates has been superseded by a system known as deprescription. A ten-year period used to phase in this new system ended on January 1, 2003.

Deprescription is a system whereby railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration either the owner’s or user’s rate is selected and that rate becomes effective for a one-year period. There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue for Greenbrier. Greenbrier earned car hire revenue of $24.3 million, $19.8 million and $19.6 million in 2003, 2002 and 2001.

The Company has guaranteed certain obligations relating to European discontinued operations consisting of $7.3 million in notes payable, $17.0 million in revolving credit facilities, of which $16.1 million was outstanding at August 31, 2003, and $27.5 million in bank and third party performance and warranty guarantee facilities, of which $26.0 million has been utilized at year end. To date, no amounts have been drawn under these guarantees.

Note 24 — Fair Value of Financial Instruments

The estimated fair values of financial instruments and the methods and assumptions used to estimate such fair values are as follows:

	2003

	Carrying	Estimated
(In thousands)	Amount	Fair Value

Notes payable and subordinated debt	$131,636	$134,961
Deferred participation	35,456	30,695

	2002

	Carrying	Estimated
(In thousands)	Amount	Fair Value

Notes payable and subordinated debt	$163,646	$172,533
Deferred participation	52,937	44,803

The carrying amount of cash and cash equivalents, accounts and notes receivable, revolving notes, accounts payable and accrued liabilities, foreign currency forward contracts, and interest rate swaps is a reasonable estimate of fair value of these financial instruments. Estimated rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of notes payable and subordinated debt. The fair value of deferred participation is estimated by discounting the estimated future cash payments using the Company’s estimated incremental borrowing rate.

Quarterly Results of Operations

Unaudited operating results by quarter for 2003 and 2002 are as follows:

(In thousands, except per share amounts)	First	Second	Third	Fourth	Total

2003
Revenue
Manufacturing	$79,211	$86,539	$108,099	$90,699	$364,548
Leasing & services	17,678	18,190	16,853	17,722	70,443

	96,889	104,729	124,952	108,421	434,991
Cost of revenue
Manufacturing	74,335	83,173	98,494	81,203	337,205
Leasing & services	11,566	10,961	10,265	10,817	43,609

	85,901	94,134	108,759	92,020	380,814
Margin	10,988	10,595	16,193	16,401	54,177
Other costs
Selling and administrative expense	6,670	7,534	8,040	9,110	31,354
Interest expense	3,282	2,992	2,340	3,245	11,859

Earnings before income tax, minority interest, and equity in unconsolidated subsidiaries	1,036	69	5,813	4,046	10,964
Income tax expense	(396)	(51)	(2,539)	(1,714)	(4,700)
Minority interest	(18)	18	—	—	—
Equity in loss of unconsolidated subsidiaries	(517)	(437)	(461)	(483)	(1,898)

Earnings (loss) from continuing operations	105	(401)	2,813	1,849	4,366
Earnings (loss) from discontinued operations	(848)	(836)	193	1,442	(49)

Net earnings (loss)	$(743)	$(1,237)	$3,006	$3,291	$4,317

Basic earnings (loss) per common share:
Continuing operations	$.01	$(.03)	$.20	$.13	$.31
Net earnings (loss)	$(.05)	$(.09)	$.21	$.23	$.31
Diluted earnings (loss) per common share:
Continuing operations	$.01	$(.03)	$.20	$.13	$.30
Net earnings (loss)	$(.05)	$(.09)	$.21	$.23	$.30

Certain reclasses have been made to conform to the 2003 presentation

Quarterly Results of Operations (continued)

(In thousands, except per share amounts)	First	Second	Third	Fourth	Total

2002
Revenue
Manufacturing	$53,217	$53,552	$54,175	$72,435	$233,379
Leasing & services	18,239	18,270	18,048	17,693	72,250

	71,456	71,822	72,223	90,128	305,629
Cost of revenue
Manufacturing	49,692	52,899	51,619	63,028	217,238
Leasing & services	10,231	10,632	12,142	11,689	44,694

	59,923	63,531	63,761	74,717	261,932
Margin	11,533	8,291	8,462	15,411	43,697
Other costs
Selling and administrative expense	7,364	6,940	7,025	7,892	29,221
Interest expense	4,249	3,915	3,667	3,625	15,456
Special charges	—	2,083	—	(187)	1,896

Earnings (loss) before income tax, minority interest, and equity in unconsolidated subsidiary	(80)	(4,647)	(2,230)	4,081	(2,876)
Income tax benefit (expense)	32	1,830	576	(695)	1,743
Minority interest	(171)	171	—	—	—
Equity in loss of unconsolidated subsidiary	(508)	(416)	(327)	(1,327)	(2,578)

Earning (loss) from continuing operations	(727)	(3,062)	(1,981)	2,059	(3,711)
Earnings (loss) from discontinued operations	(4,316)	(13,764)	10	(4,313)	(22,383)

Net loss	$(5,043)	$(16,826)	$(1,971)	$(2,254)	$(26,094)

Basic earnings (loss) per common share:
Continuing operations	$(.05)	$(.22)	$(.14)	$.15	$(.26)
Net loss	$(.36)	$(1.19)	$(.14)	$(.16)	$(1.85)
Diluted earnings (loss) per common share:
Continuing operations	$(.05)	$(.22)	$(.14)	$.15	$(.26)
Net loss	$(.36)	$(1.19)	$(.14)	$(.16)	$(1.85)

Certain reclasses have been made to conform to the 2003 presentation.

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

/s/ William A. Furman

William A. Furman,
President, Chief
Executive Officer

/s/ Larry G. Brady

Larry G. Brady,
Senior Vice President,
Chief Financial Officer

Independent Auditors’ Report
Board of Directors and Stockholders
The Greenbrier Companies, Inc.

We have audited the accompanying consolidated balance sheets of The Greenbrier Companies, Inc. and Subsidiaries as of August 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended August 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Greenbrier Companies, Inc. and Subsidiaries as of August 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Portland, Oregon
November 14, 2003

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this annual report. Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Changes In Internal Controls

There has been no change in the Company’s internal control over financial reporting that occurred during the year ended August 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

There is hereby incorporated by reference the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2003, and the information under the caption “Executive Officers of the Company” in Part I, Item 1, “Business,” of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption “Executive Compensation” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2003.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

There is hereby incorporated by reference the information under the captions “Voting” and “Stockholdings of Certain Beneficial Owners and Management” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2003.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information under the caption “Certain Relationships and Related Party Transactions” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2003.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

There is hereby incorporated by reference the information under the caption “Ratification of the Appointment of Auditors” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2003.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

See Consolidated Financial Statements in Item 8

(a)(2) Financial Statements Schedule*

Condensed Financial Information of Registrant

*	All other schedules have been omitted because they are inapplicable, not required or because the information is given in the Consolidated Financial Statement or the notes thereto. This supplemental schedule should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this report.

(a)(3) Exhibit Index

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1.	Registrant’s Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

3.2.	Registrant’s Amended and Restated By-laws, as amended on November 9, 1994 is incorporated herein by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended August 31, 1994.

9.1.	Form of Stockholders’ Agreement dated July 1, 1994, between Alan James and William A. Furman is incorporated herein by reference to Exhibit 9.1 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

9.2.	Amendment No. 1 dated as of December 23, 1994 to Stockholders’ Agreement dated July 1, 1994 between Alan James and William A. Furman is incorporated herein by reference to Exhibit 9.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1995.

10.1.*	Employment Agreement dated as of July 1, 1994, between Alan James and Registrant is incorporated herein by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1994.

10.2.*	Employment Agreement dated as of July 1, 1994, between William A. Furman and Registrant is incorporated herein by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1994.

10.3.*	Form of Registrant’s Split-Dollar Agreement is incorporated herein by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the year ended August 31, 1995.

10.4.*	Greenbrier Leasing Corporation’s Manager Owned Target Benefit Plan dated as of January 1, 1996 is incorporated herein by reference to Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1997.

10.5.*	James-Furman Supplemental 1994 Stock Option Plan is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 1994.

10.6.	Form of Registrant’s 1994 Stock Incentive Plan, dated July 1, 1994 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.7.	Amendment No. 1 to the 1994 Stock Incentive Plan, dated July 14, 1998, incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.8.	Amendment No. 2 to the 1994 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 1999.

10.9.	Amendment No. 3 to the 1994 Stock Incentive Plan incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 1999.

10.10.	Form of Agreement concerning Indemnification and Related Matters (Directors) between Registrant and its directors is incorporated herein by reference to Exhibit 10.18 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.11.	Form of Option with Right of First Refusal and Agreement of Purchase and Sale among William A. Furman, Alan James and Registrant is incorporated herein by reference to Exhibit 10.13 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.12.	Railcar Management Agreement between Greenbrier Leasing Corporation and James-Furman & Company, dated as of December 31, 1989 is incorporated herein by reference to Exhibit 10.9 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.13.	Form of Amendment No. 1 to Railcar Management Agreement between Greenbrier Leasing Corporation and James-Furman & Company dated as of July 1, 1994 is incorporated herein by reference to Exhibit 10.11 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.14.	Railcar Maintenance Agreement between Greenbrier Leasing Corporation and James-Furman & Company, dated as of December 31, 1989 is incorporated herein by reference to Exhibit 10.10 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.15.	Form of Amendment No. 1 to Railcar Maintenance Agreement between Greenbrier Leasing Corporation and James-Furman & Company dated as of July 1, 1994 is incorporated herein by reference to Exhibit 10.12 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.16.	Lease of Land and Improvements dated as of July 23, 1992 between the Atchison, Topeka and Santa Fe Railway Company and Gunderson Southwest, Inc. is incorporated herein by reference to Exhibit 10.4 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.17.	First amendment dated September 26, 1994 to the Lease of Land and Improvements dated as of July 23, 1992 between The Atchison, Topeka and Santa Fe Railway Company and Gunderson Southwest, Inc. is incorporated herein by reference to Exhibit 10.24 to Registrant’s Quarterly Report on form 10-Q for the quarter ended November 30, 1994.

10.18.	Re-marketing Agreement dated as of November 19, 1987 among Southern Pacific Transportation Company, St. Louis Southwestern Railway Company, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. is incorporated herein by reference to Exhibit 10.5 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.19.	Amendment to Re-marketing Agreement among Southern Pacific Transportation Company, St. Louis Southwestern Railway Company, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. dated as of November 15, 1988 is incorporated herein by reference to Exhibit 10.6 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.20.	Amendment No. 2 to Re-marketing Agreement among Southern Pacific Transportation Company, St. Louis Southwestern Railway Company, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. is incorporated herein by reference to Exhibit 10.7 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.21.	Amendment No. 3 to Re-marketing Agreement dated November 19, 1987 among Southern Pacific Transportation Company, St. Louis Southwestern Railway Company, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. dated as of March 5, 1991 is incorporated herein by reference to Exhibit 10.8 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.22.	Stock Incentive Plan — 2000, dated as of April 6, 1999 is incorporated herein by reference to Exhibit 10.23 to Registrant’s Annual Report on form 10-K for the year ended August 31, 1999.

10.23.	Amendment No. 1 to the Stock Incentive Plan — 2000, is incorporated herein by reference to Exhibit 10.1 to Registrant’s form 10-Q for the quarter ended February 28, 2001.

10.24.	Amendment No. 2 to the Stock Incentive Plan — 2000, is incorporated herein by reference to Exhibit 10.2 to Registrant’s form 10-Q for the quarter ended February 28, 2001.

10.25.	Amendment No 3 to the Stock Incentive Plan — 2000, is incorporated herein by reference to Exhibit 10.2 to Registrant’s form 10-Q for the quarter ended February 28, 2001.

10.26.	The Greenbrier Companies Code of Business Conduct and Ethics

21.1.	List of the subsidiaries of the Registrant

23.	Consent of Deloitte & Touche LLP, independent auditors

31.1	Certification pursuant to Rule 13(a) – 14(a)

31.2	Certification pursuant to Rule 13(a) – 14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

The Greenbrier Companies filed a Current Report on Form 8-K dated July 9, 2003 furnishing, under item 12, a press release reporting the Company’s results of operations for the quarter ended May 31, 2003.

INDEPENDENT AUDITORS’ REPORT
Board of Directors and Stockholders
The Greenbrier Companies, Inc.

We have audited the consolidated financial statements of The Greenbrier Companies, Inc. and Subsidiaries as of August 31, 2003 and 2002, and for each of the three years in the period ended August 31, 2003, and have issued our report thereon dated November 14, 2003; such consolidated financial statements and report are included in your 2003 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of The Greenbrier Companies, Inc. and Subsidiaries, listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Portland, Oregon
November 14, 2003

SCHEDULE I

THE GREENBRIER COMPANIES, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Balance Sheets

	August 31,

(In thousands)	2003	2002

ASSETS
Accounts receivable	$199	$15,548
Due from affiliates	8,580	5,944
Investment in subsidiaries	185,884	172,140
Deferred income taxes	—	675
Prepaid expenses and other	966	1,109

	$195,629	$195,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$1,313	$5,915
Due to affiliates	70,504	75,378
Deferred income taxes	2,577	—
Notes payable	10,093	10,984
Stockholders’ equity	111,142	103,139

	$195,629	$195,416

Statements of Operations

	Years ended August 31,

	2003	2002	2001

Interest and other income	$250	$208	$497
Other costs
Selling and administrative expense	7,959	6,028	7,364
Interest expense	2,319	2,883	4,062
Special charges	—	505	—

	10,278	9,416	11,426

Loss before income tax benefit and equity in earnings of subsidiaries	(10,028)	(9,208)	(10,929)
Income tax benefit	4,170	3,858	4,533

Loss before equity in earnings of subsidiaries	(5,858)	(5,350)	(6,396)
Equity in earnings of subsidiaries	10,224	1,639	14,528

Earnings (loss) from continuing operations	4,366	(3,711)	8,132

Loss from discontinued operations (net of tax)	(49)	(22,383)	(7,013)

Net earnings (loss)	$4,317	$(26,094)	$1,119

THE GREENBRIER COMPANIES, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

Statements of Cash Flows

	Years ended August 31,

(In thousands)	2003	2002	2001

Cash flows from operating activities:
Net earnings (loss)	$4,317	$(26,094)	$1,119
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	49	22,383	7,013
Deferred income taxes	3,251	(4,378)	2,575
Equity in earnings of subsidiaries	(10,224)	(1,639)	(14,528)
Other	(1,679)	(738)	(3,018)
Decrease (increase) in assets:
Accounts and notes receivable	15,349	6,119	—
Due from affiliates	(2,636)	388	4,492
Prepaid expenses and other	143	1,246	47
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(4,602)	3,236	(2,799)
Due to affiliates	(4,874)	17,962	17,052

Net cash provided by (used in) operating activities	(906)	18,485	11,953
Cash flows from investing activities:
Investment in subsidiary	—	(16,843)	(5,718)

Net cash used in investing activities	—	(16,843)	(5,718)
Cash flows for financing activities:
Repayments of borrowings	(891)	(821)	(195)
Purchase of treasury stock	—	—	(959)
Dividends	—	(847)	(5,086)
Exercise of stock options	1,797	—	—

Net cash provided by (used in) financing activities	906	(1,668)	(6,240)
Decrease in cash and cash equivalents	—	(26)	(5)
Cash and cash equivalents:
Beginning of period	—	26	31

End of period	$—	$—	$26

Cash paid during the period for:
Interest	$995	$1,117	$1,257

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.
Dated: November 11, 2003

By:
/s/ William A. Furman
William A. Furman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Alan James	November 11, 2003
Alan James, Chairman of the Board

/s/ William A. Furman	November 11, 2003
William A. Furman, President and
Chief Executive Officer, Director

/s/ Victor G. Atiyeh	November 11, 2003
Victor G. Atiyeh, Director

/s/ Duane C. McDougall	November 11, 2003
Duane McDougall, Director

/s/ A. Daniel O’Neal	November 11, 2003
A. Daniel O’Neal, Director

/s/ C. Bruce Ward	November 11, 2003
C. Bruce Ward, Director

/s/ Benjamin R. Whiteley	November 11, 2003
Benjamin R. Whiteley, Director

/s/ Larry G. Brady	November 11, 2003
Larry G. Brady, Sr. Vice President and
Chief Financial Officer (Principal Financial
and Accounting Officer)