Form 10-Q
period 2003-11-30
GREENBRIER COMPANIES INC
filed 2004-01-14
CIK 923120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended November 30, 2003

or

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

     The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding on December 31, 2003 was 14,475,292 shares.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
(In thousands, except per share amounts, unaudited)

	November 30,	August 31,
	2003	2003

Assets
Cash and cash equivalents	$51,212	$75,700
Accounts and notes receivable	61,572	59,669
Inventories	103,279	91,310
Investment in direct finance leases	34,971	41,821
Equipment on operating leases	144,599	139,047
Property, plant and equipment	56,108	56,684
Other	23,423	23,483
Discontinued operations	58,222	51,234

	$533,386	$538,948

Liabilities and Stockholders’ Equity
Revolving notes	$6,007	$5,267
Accounts payable and accrued liabilities	102,012	114,459
Participation	56,378	55,901
Deferred revenue	36,090	39,776
Deferred income taxes	18,908	16,127
Notes payable	106,569	110,715
Discontinued operations	65,827	59,742
Subordinated debt	18,923	20,921
Subsidiary’s shares subject to mandatory redemption	4,034	4,898
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock — $0.001 par value; 25,000 shares authorized; none outstanding	—	—
Common stock — $0.001 par value; 50,000 shares authorized; 14,373 and 14,312 shares outstanding at November 30, 2003 and August 31, 2003	14	14
Additional paid-in capital	51,607	51,073
Retained earnings	72,320	68,165
Accumulated other comprehensive loss	(5,303)	(8,110)

	118,638	111,142

	$533,386	$538,948

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	November 30,

	2003	2002

Revenue
Manufacturing	$94,235	$79,211
Leasing & services	17,896	17,678

	112,131	96,889
Cost of revenue
Manufacturing	85,144	74,335
Leasing & services	10,836	11,566

	95,980	85,901
Margin	16,151	10,988
Other costs
Selling and administrative expense	8,167	6,670
Interest expense	2,079	3,282

	10,246	9,952
Earnings before income taxes, minority interest and equity in loss of unconsolidated subsidiaries	5,905	1,036
Income tax expense	(2,490)	(396)

Earnings before minority interest and equity in loss of unconsolidated subsidiaries	3,415	640
Minority interest	—	(18)
Equity in loss of unconsolidated subsidiaries	(318)	(517)

Earnings from continuing operations	3,097	105
Earnings (loss) from discontinued operations (net of tax)	1,058	(848)

Net earnings (loss)	$4,155	$(743)

Basic earnings (loss) per common share:
Continuing operations	$.22	$.01
Discontinued operations	.07	(.06)

Net earnings (loss)	$.29	$(.05)

Diluted earnings (loss) per common share:
Continuing operations	$.21	$.01
Discontinued operations	.07	(.06)

Net earnings (loss)	$.28	$(.05)

Weighted average common shares:
Basic	14,353	14,121
Diluted	14,890	14,121

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	November 30,

	2003	2002

Cash flows from operating activities:
Net earnings (loss)	$4,155	$(743)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
(Earnings) loss from discontinued operations	(1,058)	848
Other changes in discontinued operations	155	196
Deferred income taxes	2,781	(1,888)
Depreciation and amortization	5,176	4,446
Gain on sales of equipment	(146)	(29)
Other	2,756	549
Decrease (increase) in assets:
Accounts and notes receivable	(1,903)	773
Inventories	(12,061)	(10,817)
Other	969	995
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(12,440)	3,917
Participation	477	860
Deferred revenue	(3,495)	2,583

Net cash (used in) provided by operating activities	(14,634)	1,690

Cash flows from investing activities:
Principal payments received under direct finance leases	2,857	4,115
Proceeds from sales of equipment	4,057	4,018
Investment in unconsolidated joint venture	(1,005)	—
Purchases of property and equipment	(9,500)	(3,535)

Net cash (used in) provided by investing activities	(3,591)	4,598

Cash flows from financing activities:
Changes in revolving notes	740	(628)
Repayments of notes payable	(4,571)	(6,294)
Repayments of subordinated debt	(1,998)	(655)
Exercise of stock options	534	—
Purchase of subsidiary’s shares subject to mandatory redemption	(968)	—

Net cash used in financing activities	(6,263)	(7,577)

Decrease in cash and cash equivalents	(24,488)	(1,289)
Cash and cash equivalents
Beginning of period	75,700	58,777

End of period	$51,212	$57,488

Cash paid during the period for:
Interest	$2,878	$2,127
Income taxes	$2,605	$22

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Interim Financial Statements

     The Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of November 30, 2003 and for the three months ended November 30, 2003 and 2002 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three months ended November 30, 2003 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2004. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year presentation.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2003 Annual Report on Form 10-K.

     Management estimates – The preparation of financial statements in accordance with generally accepted accounting principles requires judgement on the part of management to arrive at estimates and assumptions on matters that are inherently uncertain, including evaluating the remaining life and recoverability of long-lived assets. These estimates may affect the amount of assets, liabilities, revenue and expenses reported in the financial statements and accompanying notes. Estimates and assumptions are periodically evaluated and may be adjusted in future periods. Actual results could differ from those estimates.

     Stock Based Compensation — Greenbrier does not recognize compensation expense relating to employee stock options because it only grants options with an exercise price equal to the fair value of the stock on the effective date of grant. If the Company had elected to recognize compensation expense using a fair value approach, the pro forma net earnings (loss) and earnings (loss) per share would have been as follows:

(In thousands, except per share amounts)	Three Months Ended
	November 30,

	2003	2002

Net earnings (loss), as reported	$4,155	$(743)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax(1)	(70)	(201)

Net earnings (loss), pro forma	$4,085	$(944)

Basic earnings (loss) per share
As reported	$0.29	$(0.05)

Pro forma	$0.28	$(0.07)

Diluted earnings (loss) per share
As reported	$0.28	$(0.05)

Pro forma	$0.27	$(0.07)

(1)	Compensation expense was determined based on the Black-Scholes option pricing model which was developed to estimate the value of independently traded options. Greenbrier’s options are not independently traded.

     Initial Adoption of Accounting Policies – The Company adopted Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity as of September 1, 2003. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and generally requires an entity to classify a financial instrument that falls within this scope as a liability. Other than the change in description of a preferred stock interest in a subsidiary that had been previously described as “Minority interest” to “Subsidiary’s shares

THE GREENBRIER COMPANIES, INC.

subject to mandatory redemption”, the adoption of SFAS No. 150 had no effect on the Company’s Consolidated Financial Statements as of November 30, 2003, August 31, 2003 or the quarters ended November 30, 2003 and 2002.

     Prospective Accounting Changes – In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) 46, Consolidation of Variable Interest Entities. This interpretation requires consolidation where there is a controlling financial interest in a variable interest entity, previously referred to as a special purpose entity. The implementation of FIN 46 has been delayed and will be effective for the Company during the third quarter of 2004. Management is currently evaluating the impact of this interpretation on the Company’s Consolidated Financial Statements, which could affect the presentation of the joint ventures in the unconsolidated subsidiaries and other consolidated subsidiaries, and believes the adoption of FIN 46 will not have a material effect on the Company’s Results of Operations.

     Warranty accrual activity for the three months ended November 30, 2003:

(in thousands)	Balance	Charged to		Balance
	August 31,	Cost of		November 30,
	2003	Revenue	Payments	2003

Accrued Warranty	$6,755	$648	$(117)	$7,286

Note 2 – Inventories

(In thousands)

	November 30,	August 31,
	2003	2003

Manufacturing supplies and raw materials	$13,091	$12,404
Work-in-process	38,666	41,065
Railcars delivered with contractual contingencies	32,747	32,747
Railcars held for sale or refurbishment	18,775	5,094

	$103,279	$91,310

Note 3 — Discontinued Operations

     In August 2002, the Company’s Board of Directors committed to a plan to recapitalize operations in Europe, which consist of a railcar manufacturing plant in Swidnica, Poland and a railcar sales, design and engineering operation in Siegen, Germany. The European operations have not met expectations for profitability or return on capital invested resulting in the decision to recapitalize these operations and refocus resources on North American operations. European operations are treated as discontinued operations for financial reporting purposes and, accordingly, have been removed from the Company’s results of continuing operations for all periods presented.

     In September 2003, the Company signed a letter of intent with a private equity group to recapitalize the European operations. In December 2003, this letter of intent was updated. Some of the investors in the private equity group issuing the letter of intent are part of an investment group which has a preferred stock ownership interest in and representation on the Board of Directors of the Company’s Canadian manufacturing subsidiary. The letter of intent is subject to satisfactory third party debt financing, obtaining necessary governmental clearances, negotiation of final documentation and other conditions. The Company expects to complete the recapitalization during the second quarter.

     Greenbrier will also invest additional funds and convert into equity existing loans to the European operations, currently estimated to aggregate $6.0 million, to repay indebtedness of the recapitalized operation and will retain a minority interest and assume a passive role.

THE GREENBRIER COMPANIES, INC.

     Management expects that the completion of the recapitalization contemplated by the current letter of intent will not have a material effect on the Consolidated Results of Operations.

     Under the terms of the letter of intent, the Company expects to be relieved of its guarantee obligations related to revolving credit facilities for discontinued operations of $16.6 million. The Company anticipates it will continue to guarantee notes payable of $7.7 million and bank and third party performance, advance payment and warranty guarantees amounting to $19.0 million as of November 30, 2003. The Company may be required to guarantee performance, advance payment and warranty guarantees for orders received by the European operations prior to closing of the recapitalization.

     If the Company is unsuccessful in closing a transaction to recapitalize these operations, financial results may be restated as part of continuing operations.

Summarized results of operations of the discontinued operations are:

	Three Months Ended
	November 30,

(In thousands)	2003	2002

Revenue	$23,068	$41,900
Cost of revenue	19,445	39,498

Margin	3,623	2,402
Selling and administrative expense	1,894	2,785
Interest expense	522	652

Earnings (loss) before income taxes	1,207	(1,035)
Income tax benefit (expense)	(149)	187

Earnings (loss) from discontinued operations	$1,058	$(848)

The following assets and liabilities of the European operation are classified as discontinued operations:

(In thousands)	November 30,	August 31,
	2003	2003

Cash and cash equivalents	$949	$2,830
Restricted cash	4,585	4,201
Accounts receivable	24,272	20,528
Inventories	19,007	14,343
Designs and patents	7,019	6,690
Property, plant and equipment	1,733	1,995
Other	657	647

Total assets – discontinued operations	$58,222	$51,234

Revolving notes	$16,088	$16,051
Accounts payable and accrued liabilities	42,000	36,417
Notes payable	7,739	7,274

Total liabilities – discontinued operations	$65,827	$59,742

Discontinued operations –liabilities	$59,827	$54,242
Estimated liabilities associated with discontinued operations(1)	6,000	5,500

Total	$65,827	$59,742

(1)	Estimated liabilities associated with discontinued operations represent obligations of the European operations that may not be settled in the recapitalization. Such assumptions may change depending on the terms of the final agreement.

THE GREENBRIER COMPANIES, INC.

Note 4 – Comprehensive Income (Loss)

The following is a reconciliation of net earnings (loss) to comprehensive income (loss):

(In thousands)

	Three Months Ended
	November 30,

	2003	2002

Net earnings (loss)	$4,155	$(743)
Reclassification of derivative financial instruments recognized in net earnings (loss) during the three months (net of tax effect)	(805)	74
Unrealized gain on derivative financial instruments (net of tax effect)	2,890	770
Foreign currency translation adjustment (net of tax effect)	722	(443)

Comprehensive income (loss)	$6,962	$(342)

Accumulated other comprehensive loss, net of tax effect, consisted of the following:

	Unrealized
	Gains (Losses)	Foreign	Accumulated
	on Derivative	Currency	Other
	Financial	Translation	Comprehensive
	Instruments	Adjustment	Loss

Balance, August 31, 2003	$(3,060)	$(5,050)	$(8,110)
First quarter activity	2,085	722	2,807

Balance, November 30, 2003	$(975)	$(4,328)	$(5,303)

Note 5 – Earnings Per Share

     The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

(In thousands)	Three Months Ended
	November 30,

	2003	2002

Weighted average basic common shares outstanding	14,353	14,121
Dilutive effect of employee stock options	537	—

Weighted average diluted common shares outstanding	14,890	14,121

     Weighted average diluted common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options as calculated using the treasury method. Stock options of 0.5 million shares for the three months ended November 30, 2002 were excluded from the calculation of diluted earnings per share as these options were anti-dilutive. No options were anti-dilutive for the three months ended November 30, 2003.

THE GREENBRIER COMPANIES, INC.

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

     At November 30, 2003 exchange rates, forward exchange contracts for the sale of United States dollars aggregated $77.0 million and Euro aggregated $10.1 million. The Euro transactions relate to discontinued operations. Adjusting these contracts to the fair value of these cash flow hedges at November 30, 2003 resulted in an unrealized pre-tax gain of $6.3 million that was recorded, net of tax effect, in other comprehensive income (loss) (a $6.6 million gain relates to continuing operations and $0.3 million loss relates to discontinued operations). As these contracts mature at various dates through October 2004, any such gain remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur, the amount classified in other comprehensive income (loss) would be reclassified to the current year’s results of operations.

     At November 30, 2003 exchange rates, interest rate swap agreements had a notional amount of $70.7 million ($63.0 million relates to continuing operations and $7.7 million relates to discontinued operations) and mature between August 2006 and March 2013. The fair value of these cash flow hedges at November 30, 2003 resulted in an unrealized pre-tax loss of $7.7 million, of which $0.6 million relates to the discontinued operations. The loss, net of tax effect, is included in other comprehensive income (loss) and the fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from other comprehensive income (loss) and charged or credited to interest expense. At November 30, 2003 interest rates, approximately $2.6 million would be reclassified to interest expense in the next 12 months, of which $0.1 million relates to discontinued operations.

Note 7 – Segment Information

     Greenbrier has two reportable segments: manufacturing and leasing & services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s 2003 Annual Report on Form 10-K. Performance is evaluated based on margin, which is presented in the Consolidated Statements of Operations. Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties.

     The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

(In thousands)

	Three Months Ended
	November 30,

	2003	2002

Revenue:
Manufacturing	$113,150	$81,804
Leasing & services	21,097	18,478
Intersegment eliminations	(22,116)	(3,393)

	$112,131	$96,889

THE GREENBRIER COMPANIES, INC.

Note 8 – Commitments and Contingencies

     From time to time, Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. The most significant litigation is as follows:

     Litigation was initiated in 1998 in Ontario Court of Justice in Toronto, Ontario by former shareholders of Interamerican Logistics, Inc. (Interamerican), which was acquired in the fall of 1996. The plaintiffs allege that Greenbrier violated the agreements pursuant to which it acquired ownership of Interamerican and seek damages aggregating $4.5 million Canadian ($3.5 million U.S. at November 30, 2003 exchange rates). A trial is set for October 25, 2004.

     Litigation was initiated in November 2001 in the Superior Court of British Columbia in Vancouver, British Columbia by a customer, BC Rail Partnership, alleging breach of contract and negligent manufacture and design of railcars which were involved in a derailment. Greenbrier objected to the jurisdiction of the British Columbia Superior Court and its motion to that effect was heard on October 24, 2002. The motion was dismissed on January 28, 2003. Leave to appeal to the Court of Appeal of British Columbia was granted on February 20, 2003. The Court of Appeal rendered its opinion on November 7, 2003. The appeal by Greenbrier was granted and the court ordered a stay of the proceedings. It is not known whether BC Rail will re-institute the proceedings in the proper jurisdiction, Nova Scotia, Canada.

     Litigation was initiated in August 2002 in the United States District Court for the District of Delaware by National Steel Car, Ltd. (NSC), a competitor, alleging that a drop-deck center partition railcar being marketed and sold by Greenbrier infringed upon a NSC patent. Trial is currently scheduled for September of 2004. Related litigation was also brought at the same time in the United States District Court for the Eastern District of Pennsylvania against a Greenbrier customer, Canadian Pacific Railway. Greenbrier has assumed the defense on that action. NSC obtained a preliminary injunction on January 6, 2003 which, pending final hearing and determination of the case, enjoins the Canadian Pacific Railway from making, using, offering to sell or importing into the United States the subject cars. Canadian Pacific Railway filed a Notice of Appeal from the decision of the District Court to the United States Court of Appeals for the Federal Circuit on February 5, 2003. Although trial in the case is set for March 2004, the judge has stayed all proceedings pending resolution of the appeal. Production and delivery of 800 drop-deck center partitions railcars, included in the Company’s backlog, has been delayed pending resolution.

     Management contends all the above claims are without merit and intends to vigorously defend its position. Accordingly, management believes that any ultimate liability resulting from the above litigation will not materially affect the financial position, results of operations or cash flows of the Company.

     Greenbrier’s European subsidiary, Greenbrier Germany GmbH, invoked the arbitration provisions of the purchase agreement by which the Freight Wagon Division of Daimler Chrysler Rail Systems GmbH (Adtranz) was acquired. Arbitration was sought by Greenbrier to resolve various claims arising out of the Adtranz purchase agreement and actions of Adtranz personnel. Formal arbitration was stayed pending attempts by both parties to mediate, but those efforts have failed and on October 24, 2003, Greenbrier submitted its formal claim before the International Court of Arbitration of the International Chamber of Commerce. The parties continue to discuss some amicable solution.

     Environmental studies have been conducted of owned and leased properties that indicate additional investigation and some remediation may be necessary. The Portland, Oregon manufacturing facility is located on the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting the facility, as a federal “national priority list” or “superfund” site due to sediment contamination. The Company and more than 60 other parties have received a “General Notice” of potential liability from the EPA. There is no indication that the Company has contributed to contamination of the Willamette River bed, although uses by prior owners of the property may have contributed. Nevertheless, this classification of the Willamette River may have an impact on the value of the Company’s investment in the property and has resulted in the Company initially bearing a portion of the cost of an EPA mandated remedial investigation and incurring costs mandated by the State of Oregon to control groundwater discharges to the Willamette River. Neither the cost of the

THE GREENBRIER COMPANIES, INC.

investigation nor the groundwater control effort is currently determinable. However, some or all of any such outlay may be recoverable from responsible parties. The Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways on the river, and classification as a superfund site could result in some limitations on future dredging and launch activity. The outcome of such actions cannot be estimated. Management believes that the Company’s operations adhere to sound environmental practices, applicable laws and regulations.

     The Company has entered into contingent rental assistance agreements, aggregating $17.4 million, on certain railcars subject to leases, that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from one to eight years. An expense is recorded and a liability established when a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three months ended November 30, 2003 accruals made to cover estimated obligations were minimal. In the prior corresponding period, $0.7 million was accrued as expense to cover estimated obligations. The remaining liability at November 30, 2003 is $0.5 million.

     A portion of leasing & services revenue is derived from utilization leases, under which “car hire” is earned. Car hire is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Until 1992, the Interstate Commerce Commission directly regulated car hire rates by prescribing a formula for calculating these rates. Government regulation of car hire rates continues, but the system of prescribed rates has been superseded by a system known as deprescription. A ten-year period used to phase in this new system ended on January 1, 2003. Deprescription is a system whereby railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration either the owner’s or user’s rate is selected and that rate becomes effective for a one-year period. There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue for Greenbrier. Car hire revenue amounted to $6.2 million and $6.0 million for the three months ended November 30, 2003 and 2002.

     Substantially all employees at the Company’s Canadian manufacturing facility were covered by collective bargaining agreements that expired during the quarter ended November 30, 2003. The employees have rejected the Company’s latest offer and are currently operating without a contract. Contract negotiations are still in process. Authorization for a strike has been approved by the employees if agreement cannot be reached.

     The Company has guaranteed certain obligations relating to European discontinued operations consisting of $7.7 million in notes payable, $16.6 million in revolving credit facilities, of which $16.1 million was outstanding as of November 30, 2003, and $19.0 million in bank and third party performance, advance payment and warranty guarantee facilities, of which $17.3 million has been utilized as of November 30, 2003. To date no amounts have been drawn under these guarantees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Greenbrier currently operates in two primary business segments: manufacturing and leasing & services. The two business segments are operationally integrated. With operations in the United States, Canada and Mexico, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, marine vessels and forged steel products and performs railcar repair, refurbishment and maintenance activities. The Company produces rail castings through an unconsolidated joint venture and may also manufacture new freight cars through the use of unaffiliated subcontractors. The leasing & services segment owns approximately 12,000 railcars and provides management services for approximately 113,000 railcars for railroads, shippers, carriers, and other leasing and transportation companies.

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

THE GREENBRIER COMPANIES, INC.

presented as single line items in the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows.

     Railcars are generally manufactured, repaired, or refurbished under firm orders from third parties, and revenue is recognized when the cars are completed, accepted by the customer, and contractual contingencies removed. Greenbrier may also manufacture railcars prior to receipt of firm orders and may also build railcars for its own lease fleet. Railcars produced in a given period may be delivered in subsequent periods, delaying revenue recognition. Revenue does not include sales of new railcars to, or refurbishment services performed for, the leasing & services segment since intercompany transactions are eliminated in preparing the Consolidated Financial Statements. The margin generated from such sales or refurbishment activity is realized by the leasing & services segment over the related life of the asset or upon sale of the equipment.

Overview

     Total revenues from continuing operations for the three months ended November 30, 2003 were $112.1 million, an increase of $15.2 million from revenues of $96.9 million in the prior comparable period. Earnings from continuing operations were $3.1 million and $0.1 million for the three months ended November 30, 2003 and 2002.

     Earnings from discontinued operations were $1.1 million for the three months ended November 30, 2003. Loss from discontinued operations was $0.8 million for the three months ended November 30, 2002. See discussion of results of discontinued operations.

Results of Continuing Operations

     The discussion of results of continuing operations excludes the results of European operations for all periods presented.

Three Months Ended November 30, 2003 Compared to Three Months Ended November 30, 2002

Manufacturing Segment

     Manufacturing revenue includes results from new railcar, marine and forge, refurbishment and maintenance activities. New railcar delivery and backlog information disclosed herein includes all of the Company’s North American facilities, including the joint venture in Mexico that is accounted for by the equity method, and orders that may be manufactured by unaffiliated subcontractors.

     Manufacturing revenue for the three months ended November 30, 2003 was $94.2 million compared to $79.2 million in the corresponding prior period, an increase of $15.0 million, or 18.9%. The increase is primarily due to increased railcar deliveries associated with improved railcar market conditions. New railcar deliveries were approximately 1,700 in the current period compared to 1,200 in the prior comparable period. Deliveries in the current period include approximately 150 units delivered from the Mexican joint venture, accounted for under the equity method, which was closed for the entire three months ended November 30, 2002.

     Certain domestic rail castings suppliers have reorganized, adversely affecting the available supply of castings to the industry. During 2003, the Company acquired a minority ownership interest in a joint venture, which leases and operates a foundry in Cicero, Illinois to produce castings for freight cars. During 2004, this joint venture acquired a foundry in Alliance, Ohio anticipated to produce castings beginning in January 2004. The production from the joint venture and other castings suppliers has stabilized the domestic production. However, availability of castings remains tight and could, coupled with the health of the castings industry, constrain future production growth.

     Results of operations of the unconsolidated joint venture, which produces castings, were not material to the Company’s Consolidated Financial Statements for the quarter ended November 30, 2003.

     The Company’s manufacturing backlog of railcars for sale and lease as of November 30, 2003 was approximately 9,900 railcars with an estimated value of $480.0 million compared to 4,500 railcars valued at $230.0 million as of November 30, 2002.

     Manufacturing margin for the three months ended November 30, 2003 was 9.6% compared to a margin of 6.2% for the three months ended November 30, 2002. The increase was primarily due to efficiencies associated with longer production runs, favorable impact of increased deliveries on overhead absorption, and a shift in product mix.

THE GREENBRIER COMPANIES, INC.

     Substantially all employees at the Company’s Canadian manufacturing facility were covered by collective bargaining agreements that expired during the quarter ended November 30, 2003. The employees have rejected the Company’s latest offer and are currently operating without a contract. Contract negotiations are still in process. Authorization for a strike has been approved by the employees if agreement cannot be reached.

Leasing & Services Segment

     Leasing & services revenue increased $0.2 million, or 1.1%, to $17.9 million for the three months ended November 30, 2003 compared to $17.7 million for the three months ended November 30, 2002. The increase is primarily a result of new maintenance management agreements, increased utilization on car hire leases and reductions in accruals for rental assistance guarantees, offset partially by the maturation of the direct finance lease portfolio.

     Leasing & services margin was 39.5% and 34.6% for the three-month periods ended November 30, 2003 and 2002. The increase was primarily a result of reductions in accruals for contingent rental assistance guarantees and decreases in maintenance expenses.

     Pre-tax earnings of $0.1 million were realized on the disposition of leased equipment for the three months ended November 30, 2003 compared to virtually no earnings for the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk, and maintain liquidity.

Other Costs

     Selling and administrative expense was $8.2 million for the three months ended November 30, 2003 compared to $6.7 million for the comparable prior period, an increase of $1.5 million. The increase is attributed to professional fees associated with strategic initiatives and litigation and increases in employee costs.

     Interest expense decreased $1.2 million to $2.1 million for the three months ended November 30, 2003, compared to $3.3 million in the prior comparable period as a result of scheduled repayments of debt, lower interest rates, and foreign currency exchange gains.

     Income tax expense for the three months ended November 30, 2003 and 2002 represents an effective tax rate of 42.0% on United States operations and varying effective tax rates on foreign operations. The effective tax rate for continuing operations was 42.2% and 38.2% for the three months ending November 30, 2003 and 2002. The fluctuations in effective tax rate are due to the geographical mix of pre-tax earnings and losses.

Liquidity and Capital Resources

     Greenbrier has been financed through cash generated from operations and borrowings. At November 30, 2003, cash decreased $24.5 million to $51.2 million from $75.7 million at August 31, 2003.

     Cash used in operations for the three months ended November 30, 2003 was $14.6 million compared to cash provided by operations of $1.7 million for the three months ended November 30, 2002. The change is due to timing of working capital needs and increases in inventory held for sale.

     Cash used in investing activities was $3.6 million for the three months ended November 30, 2003 compared to cash provided by investing activities of $4.6 million in the prior comparable period. The increased cash utilization was primarily due to purchases of equipment for the lease fleet and investments in the castings joint venture.

     Cash used in financing activities of $6.3 million for the three months ended November 30, 2003 decreased from $7.6 million in the three months ended November 30, 2002. The decline as primarily due to lower scheduled repayments of borrowings.

     All amounts originating in foreign currency have been translated at the November 30, 2003 exchange rate for the purpose of the following discussion. Credit facilities for continuing operations aggregated $114.2 million as of

THE GREENBRIER COMPANIES, INC.

November 30, 2003. Available borrowings under the credit facilities are principally based upon defined levels of receivables, inventory and leased equipment, which at November 30, 2003 levels would provide for maximum borrowing of $92.0 million, of which $6.0 million is outstanding. A $60.0 million revolving line of credit is available through January 2006 to provide working capital and interim financing of equipment for the leasing & services operations. A $35.0 million line of credit to be used for working capital is available through March 2006 for United States manufacturing operations. A $19.2 million line of credit is available through February 2004 for working capital for Canadian manufacturing operations. Advances under the lines of credit bear interest at rates that vary depending on the type of borrowing and certain defined ratios. At November 30, 2003, there were no borrowings outstanding under the United States manufacturing and leasing & services lines while the Canadian manufacturing line had $6.0 million outstanding.

     The Company has guaranteed certain obligations relating to European discontinued operations consisting of $7.7 million in notes payable, $16.6 million in revolving credit facilities, of which $16.1 million was outstanding as of November 30, 2003, and $19.0 million in bank and third party performance, advance payment and warranty guarantee facilities, of which $17.3 million has been utilized as of November 30, 2003. To date no amounts have been drawn under these performance, advance payment and warranty guarantees. Approximately $11.0 million of the revolving credit facilities mature in June 2004 with the remainder maturing on February 29, 2004.

     The Company has entered into contingent rental assistance agreements, aggregating $17.4 million, on certain railcars subject to leases, that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from one to eight years. An expense is recorded and a liability established when a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three months ended November 30, 2003 accruals made to cover estimated obligations were minimal. In the prior corresponding period, $0.7 million was accrued as expense to cover estimated obligations. The remaining liability at November 30, 2003 is $0.5 million.

     The Company has advanced $6.8 million to unconsolidated subsidiaries for working capital needs. The advances are secured by accounts receivable and inventory.

     Capital expenditures for continuing operations totaled $9.5 million and $3.5 million for the three months ended November 30, 2003 and 2002. Of these capital expenditures, approximately $8.9 million and $1.8 million were attributable to leasing & services operations. Leasing & services capital expenditures for 2004 are expected to be approximately $36.0 million. The Company’s capital expenditures have increased as the Company replaces the maturing direct finance lease portfolio. Greenbrier regularly sells assets from its lease fleet, some of which may have been purchased within the current year and included in capital expenditures.

     Approximately $0.6 million and $1.7 million of capital expenditures for the three months ended November 30, 2003 and 2002 were attributable to manufacturing operations. Capital expenditures for manufacturing additions are expected to be approximately $10.0 million in 2004 and are expected to be limited to expenditures necessary to further enhance efficiencies.

     Inventories increased $12.0 million primarily as a result of an increase in railcars held for sale or refurbishment which include railcar production that is expected to be syndicated to third parties in the normal course of business.

     Foreign operations give rise to risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. No provision has been made for credit loss due to counterparty non-performance.

     The Company will not pay a dividend for the quarter ended November 30, 2003. Future dividends are dependent upon the market outlook as well as earnings, capital requirements and the financial condition of the Company.

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

     Impairment of long-lived assets - When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets are evaluated for impairment. If the forecast undiscounted future cash flows are less than the carrying values of the assets, an impairment charge to reduce the carrying value of the assets to fair market value will be recognized in the current period.

     Income taxes - For financial reporting purposes, the Company estimates its income tax expense based on planned tax return filings. The amounts anticipated to be reported in those filings may change between the time the financial statements are prepared and the time the tax returns are filed. Further, because tax filings are subject to review by taxing authorities, there is also the risk that a position taken on a tax return may be challenged by a taxing authority. If the taxing authority is successful in asserting their position, differences in tax expense or between current and deferred tax items may arise in future periods. Such differences would be reflected in the financial statements when management considers them probable of occurring and the amount reasonably estimable. Valuation allowances may also be provided against deferred tax assets if the realization of such assets is not more likely than not. Management’s estimates of the Company’s ability to realize deferred tax assets is based on the information available at the time the financial statements are prepared and may include estimates of future income and other assumptions that are inherently uncertain.

     Maintenance obligations - The Company is responsible for maintenance on a portion of the managed and owned lease fleet whereby the terms of the maintenance obligation are defined in the underlying lease or management agreement. The estimated liability is based on maintenance histories for each type and age of car. The liability is periodically reviewed and updated based on maintenance trends and known future repair or refurbishment requirements.

     Warranty accruals - Warranty accruals are estimated and charged to operations to cover a defined warranty period. The estimated warranty cost is based on historical warranty claims for each particular product type. For new product types without a warranty history, preliminary estimates are based on historical information for similar product types. The warranty accrual is periodically reviewed and updated based on warranty trends.

     Contingent rental assistance - The Company has entered into contingent rental assistance agreements on certain railcars subject to leases, that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from one to eight years. An expense is recorded and a liability established when a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated.

     Adjustments to net realizable value - The adjustment of net assets of the European operations to estimated net realizable value is based upon various options that management believes could occur. The nature and type of transaction that ultimately is negotiated may vary from these options causing the estimate to differ from the amount recorded on the financial statements.

     Revenue recognition - Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

     Railcars are generally manufactured under firm orders from third parties. Revenue on railcars is recognized when the cars are completed, accepted by an unaffiliated customer and contractual contingencies removed. Direct finance lease revenue is recognized over the lease term in a manner that produces a constant rate of return on the net investment in the lease. Operating lease revenue is recognized as earned under the lease terms. Certain leases are operated under car hire arrangements whereby revenue is earned based on utilization car hire rates and terms

THE GREENBRIER COMPANIES, INC.

specified in the lease agreement. Car hire revenue is reported from a third party source two months in arrears; however such revenue is accrued in the month earned based on estimates of use from historical activity and is adjusted to actual mileage earned as reported. Such adjustments have not been material.

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

     In September 2003, the Company signed a letter of intent with a private equity group to recapitalize the European operations. In December 2003, this letter of intent was updated. Some of the investors in the private equity group issuing the letter of intent are part of an investment group which has a preferred stock ownership interest in and representation on the Board of Directors of the Company’s Canadian manufacturing subsidiary. The letter of intent is subject to satisfactory third party debt financing, obtaining necessary governmental clearances, negotiation of final documentation and other conditions. The Company expects to complete the recapitalization during the second quarter.

     Greenbrier will also invest additional funds and convert into equity existing loans to the European operations, currently estimated to aggregate $6.0 million, to repay indebtedness of the recapitalized operation and will retain a minority interest and assume a passive role.

     Management expects that the completion of the recapitalization contemplated by the current letter of intent will not have a material effect on the Consolidated Results of Operations.

     Under the terms of the letter of intent, the Company expects to be relieved of its guarantee obligations related to revolving credit facilities for discontinued operations of $16.6 million. The Company anticipates it will continue to guarantee notes payable of $7.7 million and bank and third party performance, advance payment and warranty guarantees amounting to $19.0 million as of November 30, 2003. The Company may be required to guarantee performance, advance payment and warranty guarantees for orders received by the European operations prior to closing of the recapitalization.

     If the Company is unsuccessful in closing a transaction to recapitalize these operations, financial results may be restated as part of continuing operations.

     Summarized results of operations of the discontinued operations are:

	Three Months Ended
	November 30,

(In thousands)	2003	2002

Revenue	$23,068	$41,900
Cost of revenue	19,445	39,498

Margin	3,623	2,402
Selling and administrative expense	1,894	2,785
Interest expense	522	652

Earnings (loss) before income taxes	1,207	(1,035)
Income tax benefit (expense)	(149)	187

Earnings (loss) from discontinued operations	$1,058	$(848)

THE GREENBRIER COMPANIES, INC.

     Revenues decreased $18.8 million to $23.1 million for the three months ended November 30, 2003 from $41.9 million for the three months ended November 30, 2002. The prior period included $26.9 million in revenue associated with railcars produced in 2001 for which revenue recognition had been delayed pending certification which was received in the quarter ended November 30, 2002. New railcar deliveries in Europe were approximately 200 units and 300 units for the three months ended November 30, 2003 and 2002.

     The manufacturing backlog of railcars at European facilities as of November 30, 2003 was approximately 1,600 units valued at $140 million compared to 1,200 units valued at $80 million as of November 30, 2002.

     Margin increased to 15.7% for the three months ended November 30, 2003 from 5.7% in the prior comparable period. The increase is due to different product mix, production efficiencies and favorable exchange rates.

     Selling and administrative expense was $1.9 million for the three months ended November 30, 2003 compared to $2.8 million in the prior comparable period. The decline is the result of cost control measures and reduction in scale of operations.

     Interest expense was $0.5 million for the three months ended November 30, 2003 compared to $0.7 million for the three months ended November 30, 2002. The decrease is due to lower interest rates and reduced debt levels.

     The Company has guaranteed certain obligations relating to European discontinued operations consisting of $7.7 million in notes payable, $16.6 million in revolving credit facilities, of which $16.1 million was outstanding as of November 30, 2003, and $19.0 million in bank and third party performance and warranty guarantee facilities, of which $17.3 million has been utilized as of November 30, 2003. To date no amounts have been drawn under these performance and warranty guarantees.

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

     Forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier’s control. The following are among the factors, particularly in North America and Europe that could cause actual results or outcomes to differ materially from the forward-looking statements:

•	a delay or failure of acquisitions, products or services to compete successfully;

•	recapitalization of European operations for terms less favorable than anticipated;

•	decreases in carrying value of assets due to impairment;

•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

•	effects of local statutory accounting conventions on compliance with covenants in loan agreements or reporting of financial conditions or results of operations;

•	actual future costs and the availability of materials and a trained workforce;

•	changes in product mix and the mix between manufacturing and leasing & services revenue;

•	labor disputes, energy shortages or operating difficulties that might disrupt manufacturing operations or the flow of cargo;

•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of subcontractors or suppliers;

•	ability to obtain suitable contracts for railcars held for sale;

•	ability to utilize beneficial tax strategies;

•	lower than anticipated residual values for leased equipment;

•	discovery of defects in railcars resulting in increased warranty cost or litigation;

•	resolution or outcome of pending litigation;

•	the ability to consummate expected sales;

•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under the contracts as anticipated;

•	financial condition of principal customers;

•	market acceptance of products;

•	ability to obtain insurance at acceptable rates;

•	competitive factors, including increased competition, introduction of competitive products and price pressures;

THE GREENBRIER COMPANIES, INC.

•	industry overcapacity;

•	shifts in market demand;

•	domestic and global business conditions and growth or reduction in the surface transportation industry;

•	domestic and global political, regulatory or economic conditions including such matters as terrorism, war or embargoes;

•	the effects of car hire deprescription on leasing revenue;

•	changes in interest rates;

•	changes in fuel and/or energy prices;

•	commodity price fluctuations;

•	ability to negotiate acceptable collective bargaining agreements;

•	availability of essential specialties or components, including steel castings, to permit manufacture of units on order;

•	ability to replace maturing lease revenue and earnings with revenue and earnings from growth of the lease fleet and management services; and

•	economic impacts from currency fluctuations in the Company’s worldwide operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

     In addition to the United States, Greenbrier has operations in Canada, Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate its exposure to transactions denominated in currencies other than the functional currency of each entity, Greenbrier enters into forward exchange contracts to protect its margin on a portion of its forecast foreign currency sales. At November 30, 2003, $92.5 million of forecast sales were hedged by forward exchange contracts. Because of the variety of currencies in which purchases and sales are transacted, it is not possible to predict the impact of a movement in foreign currency exchange rates on future operating results. However, Greenbrier intends to continue to mitigate its exposure to foreign exchange gains or losses.

     In addition to Greenbrier’s exposure to transaction gains or losses, the Company is also exposed to foreign currency exchange risk related to the net asset position of its foreign subsidiaries. At November 30, 2003, the net assets of foreign subsidiaries aggregated $9.6 million. At November 30, 2003, a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of $1.0 million, 0.8% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

Interest Rate Risk

     At November 30, 2003, Greenbrier’s exposure to interest rate risk for both continuing and discontinued operations is limited since 79% of the Company’s debt has fixed interest rates. The Company actively manages its floating rate debt with interest rate swap agreements, effectively converting $70.7 million ($63.0 million relates to continuing operations and $7.7 million relates to discontinued operations) of variable rate debt to fixed rate debt at November 30, 2003. As a result, Greenbrier is only exposed to interest rate risk relating to its revolving debt and a small portion of its term debt. At November 30, 2003, a uniform 10% increase in interest rates would result in approximately $0.2 million of additional annual interest expense.

THE GREENBRIER COMPANIES, INC.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Changes In Internal Controls Over Financial Reporting

     There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended November 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

THE GREENBRIER COMPANIES, INC.

PART 11. OTHER INFORMATION

Item 1. Legal Proceedings

     There is hereby incorporated by reference the information disclosed in Note 8 to Consolidated Financial Statements, Part I of this quarterly report.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits:

31.1.	Certification pursuant to Rule 13(a)-14(a).
31.2.	Certification pursuant to Rule 13(a)-14(a).
32.1.	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Form 8-K

The Greenbrier Companies filed a Current Report on Form 8-K dated November 12, 2003 furnishing, under Item 12, a press release reporting the Company’s results of operations for the year ended August 31, 2003.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: January 13, 2004	By:	/s/ Larry G. Brady

Larry G. Brady
Senior Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)