Form 10-Q
period 2004-02-29
GREENBRIER COMPANIES INC
filed 2004-04-14
CIK 923120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 29, 2004

or

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

     The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding on April 7, 2004 was 14,615,522 shares.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
(In thousands, except per share amounts, unaudited)

	February 29,	August 31,
	2004	2003
Assets
Cash and cash equivalents	$4,247	$77,298
Restricted cash	2,467	5,434
Accounts and notes receivable	107,196	80,197
Inventories	129,815	105,652
Investment in direct finance leases	27,150	41,821
Equipment on operating leases	152,740	139,341
Property, plant and equipment	56,406	58,385
Other	22,896	30,820

	$502,917	$538,948

Liabilities and Stockholders’ Equity
Revolving notes	$31,027	$21,317
Accounts payable and accrued liabilities	135,492	150,874
Participation	36,351	55,901
Deferred revenue	37,961	39,779
Deferred income taxes	14,504	16,127
Notes payable	106,756	117,989
Subordinated debt	16,220	20,921
Subsidiary shares subject to mandatory redemption	4,034	4,898
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock – $0.001 par value; 25,000 shares authorized; none outstanding	—	—
Common stock – $0.001 par value; 50,000 shares authorized; 14,599 and 14,312 issued and outstanding at February 29, 2004 and August 31, 2003	15	14
Additional paid-in capital	54,338	51,073
Retained earnings	74,557	68,165
Accumulated other comprehensive loss	(8,338)	(8,110)

	120,572	111,142

	$502,917	$538,948

The accompanying notes are an integral part of these financial statements.

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Revenue
Manufacturing	$148,725	$100,390	$266,028	$221,500
Leasing & services	17,836	18,190	35,732	35,869

	166,561	118,580	301,760	257,369
Cost of revenue
Manufacturing	138,993	95,438	243,582	209,271
Leasing & services	10,404	10,961	21,241	22,526

	149,397	106,399	264,823	231,797
Margin	17,164	12,181	36,937	25,572
Other costs
Selling and administrative expense	10,924	9,553	20,984	19,008
Interest expense	2,604	3,758	5,205	7,692
Special charges	1,234	—	1,234	—

	14,762	13,311	27,423	26,700
Earnings (loss) before income taxes, minority interest and equity in unconsolidated subsidiaries	2,402	(1,130)	9,514	(1,128)
Income tax benefit (expense)	1,309	312	(1,330)	102

Earnings (loss) before minority interest and equity in unconsolidated subsidiaries	3,711	(818)	8,184	(1,026)
Minority interest	—	18	—	—
Equity in loss of unconsolidated subsidiaries	(1,474)	(437)	(1,792)	(955)

Net earnings (loss)	$2,237	$(1,237)	$6,392	$(1,981)

Basic earnings (loss) per common share	$0.15	$(0.09)	$0.44	$(0.14)

Diluted earnings (loss) per common share	$0.15	$(0.09)	$0.42	$(0.14)

Weighted average common shares:
Basic	14,517	14,121	14,435	14,121
Diluted	15,178	14,121	15,051	14,121

The accompanying notes are an integral part of these financial statements.

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	February 29,	February 28,
	2004	2003
Cash flows from operating activities
Net earnings (loss)	$6,392	$(1,981)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(1,623)	1,036
Depreciation and amortization	10,327	9,112
Gain on sales of equipment	(190)	(333)
Special charges	1,234	—
Other	369	(759)
Decrease (increase) in assets:
Accounts and notes receivable	(26,999)	(1,888)
Inventories	(28,240)	11,208
Other	2,088	1,455
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(9,043)	13,313
Participation	(19,550)	(6,256)
Deferred revenue	(1,564)	(24,091)

Net cash (used in) provided by operating activities	(66,799)	816

Cash flows from investing activities
Principal payments received under direct finance leases	5,227	7,801
Proceeds from sales of equipment	9,922	17,492
Purchase of property and equipment	(18,192)	(5,539)
Decrease (increase) in restricted cash	2,967	(1)
Investment in unconsolidated joint venture	(1,005)	—

Net cash (used in) provided by investing activities	(1,081)	19,753

Cash flows from financing activities
Changes in revolving notes	9,710	(829)
Repayments of notes payable	(12,477)	(15,598)
Repayment of subordinated debt	(4,701)	(3,938)
Exercise of stock options	3,265	—
Purchase of subsidiary shares subject to mandatory redemption	(968)	—

Net cash provided by (used in) financing activities	(5,171)	(20,365)

Increase (decrease) in cash and cash equivalents	(73,051)	204
Cash and cash equivalents
Beginning of period	77,298	67,596

End of period	$4,247	$67,800

Cash paid during the period for
Interest	$5,966	$7,297
Income taxes	$5,970	$50
Non-cash activity
Transfer of inventory to equipment on operating leases	$3,735	$—

The accompanying notes are an integral part of these financial statements.

THE GREENBRIER COMPANIES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Interim Financial Statements

     The Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of February 29, 2004 and for the three and six months ended February 29, 2004 and February 28, 2003 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals, except for the special charges discussed in Note 3) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three and six months ended February 29, 2004 and February 28, 2003 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2004. Certain reclassifications have been made to the prior year’s Consolidated Financial Statements to conform to the 2004 presentation.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2003 Annual Report on Form 10-K.

     Management estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires judgment on the part of management to arrive at estimates and assumptions on matters that are inherently uncertain, including evaluating the remaining life and recoverability of long-lived assets. These estimates may affect the amount of assets, liabilities, revenue and expenses reported in the financial statements and accompanying notes. Estimates and assumptions are periodically evaluated and may be adjusted in future periods. Actual results could differ from those estimates.

     Initial Adoption of Accounting Policies – The Company adopted Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity as of September 1, 2003. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and generally requires an entity to classify a financial instrument that falls within its scope as a liability. Other than the change in description of a preferred stock interest in a subsidiary that had been previously described as “Minority interest” to “Subsidiary shares subject to mandatory redemption,” the adoption of SFAS No. 150 had no effect on the Company’s Consolidated Financial Statements as of February 29, 2004, August 31, 2003 or the six months ended February 29, 2004 and February 28, 2003.

     Prospective Accounting Changes – In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) 46, Consolidation of Variable Interest Entities. This interpretation requires consolidation where there is a controlling financial interest in a variable interest entity, previously referred to as a special purpose entity. In December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, which addresses how an issuer should evaluate whether it has a controlling financial interest in an entity through means other than voting rights. The implementation of FIN 46R will be effective for the Company during the third quarter of 2004. Management is currently evaluating the impact of this interpretation on the Company’s Consolidated Financial Statements, which could affect the presentation of the joint ventures in the unconsolidated subsidiaries and other consolidated subsidiaries and believes the adoption of FIN 46R will not have a material effect on the Company’s Results of Operations.

Note 2 – Discontinued Operations Subsequently Retained

     In August 2002, the Company’s Board of Directors committed to a plan to recapitalize operations in Europe, which consist of a railcar manufacturing plant in Swidnica, Poland and a railcar sales, design and engineering operation in Siegen, Germany. Accordingly, the Company classified its European operations as discontinued operations in accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, for 2002, 2003 and the first quarter of 2004.

THE GREENBRIER COMPANIES, INC.

     Following discussions with various potential investors, the Company signed a letter of intent, in September 2003, with a private equity group to recapitalize the European operations. The letter of intent, which was updated in December 2003, was subject to certain contingencies and final negotiations. During the second quarter, Greenbrier discontinued discussions with the group as the final negotiations proved unsatisfactory. As a result, Greenbrier will retain the European operations and financial results have been reclassified from discontinued operations to continuing operations for all periods presented.

     Reclassified discontinued operations contain restricted cash that consists of cash assigned as collateral on European performance guarantees.

Note 3 – Special Charges

     Operations for the three months ended February 29, 2004 include special charges totaling $1.2 million which consist of a $7.5 million write-off of the remaining European designs and patents offset by a $6.3 million reduction of purchase price liabilities associated with the settlement of arbitration on the acquisition of the European designs and patents.

     The decision to retain the European operations caused management to reassess the value of the European intangible designs and patents in accordance with the Company’s policy on impairment of long-lived assets. Based on an analysis of future undiscounted cash flows associated with these assets, management determined that the carrying amount of the assets exceeded their fair market value. Accordingly, a $7.5 million pre-tax impairment write-off of the remaining European intangible designs and patents was recorded during the quarter ended February 29, 2004.

     During 2003, Greenbrier’s European subsidiary, Greenbrier Germany GmbH, invoked the arbitration provisions of the purchase agreement by which the Freight Wagon Division of Daimler Chrysler Rail Systems GmbH (Adtranz) was acquired. Arbitration was sought by Greenbrier to resolve various claims arising out of the Adtranz purchase agreement and actions of Adtranz personnel. A settlement was agreed upon during the second quarter, under which Greenbrier released its arbitration claims in return for a reduction of $6.3 million in its purchase price liability associated with the acquisition of European designs and patents. A Settlement Agreement and Mutual Release was signed on March 1, 2004.

Note 4 – Inventories

(In thousands)

	February 29,	August 31,
	2004	2003
Manufacturing supplies and raw materials	$18,526	$20,656
Work-in-process	46,365	46,390
Railcars delivered with contractual contingencies	32,747	32,747
Railcars held for sale or refurbishment	32,177	5,859

	$129,815	$105,652

Note 5 – Warranty Accruals

     Warranty costs are estimated and charged to operations to cover a defined warranty period. The estimated warranty cost is based on historical warranty claims for each particular product type. For new product types without a warranty history, preliminary estimates are based on historical information for similar product types. The warranty accrual is periodically reviewed and updated based on warranty trends.

THE GREENBRIER COMPANIES, INC.

Warranty accrual activity:

(In thousands)

	Balance	Charged to		Balance
	Beginning of	Cost of		End
	Period	Revenue	Payments	of Period
Three months ended:
February 29, 2004	$10,423	$1,178	$(590)	$11,011
February 28, 2003	$8,977	$755	$(899)	$8,883
Six months ended:
February 29, 2004	$9,515	$2,460	$(964)	$11,011
February 28, 2003	$9,345	$1,267	$(1,779)	$8,883

Note 6 – Comprehensive Income (Loss)

The following is a reconciliation of net earnings (loss) to comprehensive income (loss):

(In thousands)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Net earnings (loss)	$2,237	$(1,237)	$6,392	$(1,981)
Reclassification of derivative financial instruments recognized in net earnings (loss) (net of tax effect)	(2,113)	(823)	(2,024)	(518)
Unrealized gain (loss) on derivative financial instruments (net of tax)	408	(107)	2,404	432
Foreign currency translation adjustment (net of tax)	(1,329)	(201)	(608)	(644)

Comprehensive income (loss)	$(797)	$(2,368)	$6,164	$(2,711)

Accumulated other comprehensive loss, net of tax effect, consisted of the following:

(In thousands)

	Unrealized
	Gains (Losses)	Foreign	Accumulated
	on Derivative	Currency	Other
	Financial	Translation	Comprehensive
	Instruments	Adjustment	Loss
Balance, August 31, 2003	$(3,060)	$(5,050)	$(8,110)
Six month activity	380	(608)	(228)

Balance, February 29, 2004	$(2,680)	$(5,658)	$(8,338)

THE GREENBRIER COMPANIES, INC.

Note 7– Earnings Per Share

     The shares used in the computation of the basic and diluted earnings (loss) per common share are as follows:

(In thousands)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Weighted average common shares outstanding	14,517	14,121	14,435	14,121
Dilutive effect of employee stock options	661	—	616	—

Weighted average diluted common shares outstanding	15,178	14,121	15,051	14,121

     Weighted average diluted common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options. Stock options for 0.7 million shares for the three and six months ended February 28, 2003, were excluded from the calculation of diluted earnings per share as these options were anti-dilutive. No options were anti-dilutive for the three and six months ended February 29, 2004.

Note 8 – Stock Based Compensation

     Greenbrier does not recognize compensation expense relating to employee stock options because it only grants options with an exercise price equal to the fair value of the stock on the effective date of grant. If the Company had elected to recognize compensation expense using a fair value approach, the pro forma net earnings (loss) and earnings (loss) per share would have been as follows:

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Net earnings (loss), as reported	$2,237	$(1,237)	$6,392	$(1,981)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax (1)	(85)	(187)	(200)	(388)

Net earnings (loss), pro forma	$2,152	$(1,424)	$6,192	$(2,369)

Basic earnings (loss) per share
As reported	$0.15	$(0.09)	$0.44	$(0.14)

Pro forma	$0.15	$(0.10)	$0.43	$(0.17)

Diluted earnings (loss) per share
As reported	$0.15	$(0.09)	$0.42	$(0.14)

Pro forma	$0.14	$(0.10)	$0.41	$(0.17)

(1) Compensation expense was determined based on the Black-Scholes option pricing model which was developed to estimate the value of publicly traded options. Greenbrier’s options are not publicly traded.

Note 9– Derivative Instruments

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

     At February 29, 2004 exchange rates, forward exchange contracts for the sale of United States dollars aggregated $66.5 million and contracts for the sale of Euro aggregated $9.1 million. Adjusting these contracts to the fair value of

THE GREENBRIER COMPANIES, INC.

these cash flow hedges at February 29, 2004 resulted in an unrealized pre-tax gain of $3.6 million that was recorded, net of tax, as a $2.2 million gain in other comprehensive income. As these contracts mature at various dates through December 2004, any such gain remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur, the amount classified in other comprehensive income would be reclassified to the current year’s results of operations.

     At February 29, 2004 exchange rates, interest rate swap agreements had a notional amount of $69.2 million and mature between August 2006 and March 2013. The fair value of these cash flow hedges at February 29, 2004 resulted in an unrealized loss of $4.9 million, net of tax. The loss, net of tax, is included in other comprehensive income (loss) and the fair value of the contracts is included in accounts payable and accrued liabilities. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from other comprehensive income (loss) and charged or credited to interest expense. At February 29, 2004 interest rates, approximately $2.7 million would be reclassified to interest expense in the next 12 months.

Note 10– Segment Information

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

     During the second quarter, management decided to retain European operations which had been classified as discontinued operations on the Company’s 2003 Annual Report on Form 10-K. For segment reporting purposes, assets from discontinued operations included on Form 10-K are reclassified to manufacturing assets and reported geographically as European assets.

     The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

(In thousands)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Revenue:
Manufacturing	$157,315	$103,424	$293,499	$227,129
Leasing & services	20,303	18,252	41,434	36,730
Intersegment eliminations	(11,057)	(3,096)	(33,173)	(6,490)

	$166,561	$118,580	$301,760	$257,369

Note 11 – Commitments and Contingencies

     From time to time, Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. The most significant litigation is as follows:

     Litigation was initiated in 1998 in Ontario Court of Justice in Toronto, Ontario by former shareholders of Interamerican Logistics, Inc. (Interamerican), which was acquired in the fall of 1996. The plaintiffs allege that Greenbrier violated the agreements pursuant to which it acquired ownership of Interamerican and seek damages aggregating $4.5 million Canadian ($3.3 million U.S. at February 29, 2004 exchange rates). A trial is set for October 25, 2004.

THE GREENBRIER COMPANIES, INC.

     Litigation was initiated in November 2001 in the Superior Court of British Columbia in Vancouver, British Columbia by a customer, BC Rail Partnership, alleging breach of contract and negligent manufacture and design of railcars which were involved in a derailment. Greenbrier objected to the jurisdiction of the British Columbia Superior Court and its motion to that effect was heard on October 24, 2002. The motion was dismissed on January 28, 2003 and Greenbrier appealed. The Court of Appeal rendered its opinion on November 7, 2003. The appeal by Greenbrier was granted and the court dismissed the proceedings. It is not known whether BC Rail will re-institute the proceedings in the proper jurisdiction, Nova Scotia, Canada.

     Litigation was initiated in August 2002 in the United States District Court for the District of Delaware by National Steel Car, Ltd. (NSC), a competitor, alleging that a drop-deck center partition railcar being marketed and sold by Greenbrier infringed upon an NSC patent. Trial is currently scheduled for September 2004. Related litigation was also brought at the same time in the United States District Court for the Eastern District of Pennsylvania against a Greenbrier customer, Canadian Pacific Railway. Greenbrier has assumed the defense on that action. In the Pennsylvania case, NSC obtained a preliminary injunction on January 6, 2003 which enjoined the Canadian Pacific Railway from making, using, offering to sell or importing into the United States the subject cars. Canadian Pacific Railway appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit on February 5, 2003. On January 29, 2004, the appellate court reversed the lower court and vacated the preliminary injunction. Further proceedings in both cases have been delayed pending the outcome of ongoing settlement talks among the parties. Production and delivery of approximately 500 drop-deck center partition railcars, included in the Company’s backlog, have been delayed pending resolution of these talks.

     Management contends all the above claims are without merit and intends to vigorously defend its position. Accordingly, management believes that any ultimate liability resulting from the above litigation will not materially affect the financial position, results of operations or cash flows of the Company.

     During 2003, Greenbrier’s European subsidiary, Greenbrier Germany GmbH, invoked the arbitration provisions of the purchase agreement by which the Freight Wagon Division of Daimler Chrysler Rail Systems GmbH (Adtranz) was acquired. Arbitration was sought by Greenbrier to resolve various claims arising out of the Adtranz purchase agreement and actions of Adtranz personnel. On October 24, 2003, Greenbrier submitted its formal claim before the International Court of Arbitration of the International Chamber of Commerce. A Settlement was agreed upon during the second quarter, under which Greenbrier released its arbitration claims in return for a reduction of $6.3 million in its purchase price liability associated with the acquisition of European designs and patents. The Settlement Agreement and Mutual Release was signed on March 1, 2004.

     Environmental studies have been conducted of owned and leased properties that indicate additional investigation and some remediation may be necessary. The Portland, Oregon manufacturing facility is located on the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting the facility, as a federal “national priority list” or “superfund” site due to sediment contamination. The Company and more than 60 other parties have received a “General Notice” of potential liability from the EPA. There is no indication that the Company has contributed to contamination of the Willamette River bed, although uses by prior owners of the property may have contributed. Nevertheless, this classification of the Willamette River may have an impact on the value of the Company’s investment in the property and has resulted in the Company initially bearing a portion of the cost of an EPA mandated remedial investigation and incurring costs mandated by the State of Oregon to control groundwater discharges to the Willamette River. Neither the cost of the investigation nor the groundwater control effort is currently determinable. However, a portion of this outlay related to the State of Oregon mandated costs has been reimbursed by an unaffiliated party, and further outlays may also be recoverable. The Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways on the river, and classification as a superfund site could result in some limitations on future dredging and launch activity. The outcome of such actions cannot be estimated. Management believes that the Company’s operations adhere to sound environmental practices, applicable laws and regulations.

     The Company has entered into contingent rental assistance agreements, aggregating $17.1 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from one to eight years.

THE GREENBRIER COMPANIES, INC.

A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three and six months ended February 29, 2004, accruals made to cover estimated obligations were minimal. For the three and six months ended February 28, 2003, $0.1 million and $0.8 million was accrued to cover estimated obligations. The remaining liability at February 29, 2004 is $0.3 million.

     A portion of leasing & services revenue is derived from utilization leases, under which “car hire” is earned. Car hire is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Until 1992, the Interstate Commerce Commission directly regulated car hire rates by prescribing a formula for calculating these rates. Government regulation of car hire rates continues, but the system of prescribed rates has been superseded by a system known as deprescription. January 1, 2003 ended a ten-year period used to phase in this new system. Deprescription is a system whereby railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration either the owner’s or user’s rate is selected and that rate becomes effective for a one-year period. Car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue for Greenbrier. Car hire revenue amounted to $6.6 million and $12.8 million for the three and six months ended February 29, 2004 and $6.2 million and $12.2 million for the three and six months ended February 28, 2003.

     Substantially all employees at the Company’s Canadian manufacturing facility were covered by collective bargaining agreements that expired in October 2003. Labor negotiations were completed in February 2004 with the ratification of a new three-year contract that expires in October 2006.

     In accordance with customary business practices in Europe, the Company has guaranteed $15.4 million in bank and third party performance, advance payment and warranty guarantee facilities, of which $14.4 million has been utilized as of February 29, 2004. To date no amounts have been drawn under these performance, advance payment and warranty guarantees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Greenbrier currently operates in two primary business segments: manufacturing and leasing & services. The two business segments are operationally integrated. With operations in the United States, Canada, Mexico and Europe, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, marine vessels and forged steel products and performs railcar repair, refurbishment and maintenance activities. In North America, the leasing & services segment owns approximately 12,000 railcars and provides management services for approximately 113,000 railcars for railroads, shippers, carriers and other leasing and transportation companies.

     In August 2002, the Company’s Board of Directors committed to a plan to recapitalize European operations which consist of a railcar manufacturing plant in Swidnica, Poland and a railcar sales, design and engineering operation in Siegen, Germany. Following discussions with various potential investors, the Company signed a letter of intent, in September 2003, with a private equity group to recapitalize the European operations. The letter of intent, which was updated in December 2003, was subject to certain contingencies and final negotiations. During the second quarter, Greenbrier discontinued discussions with the group as the final negotiations proved unsatisfactory. As a result, Greenbrier will retain the European operations and financial results have been reclassified from discontinued operations to continuing operations for all periods presented.

     Total revenue for the three months ended February 29, 2004 was $166.6 million, an increase of $48.0 million from revenue of $118.6 million in the prior comparable period. Total revenue for the six months ended February 29, 2004 was $301.8 million, an increase of $44.4 million from revenue of $257.4 million for the six months ended February 28, 2003. The increase is primarily the result of increased deliveries due to improvement in the demand for railcars.

THE GREENBRIER COMPANIES, INC.

     Net earnings for the three months ended February 29, 2004 were $2.2 million, or $0.15 per diluted common share, compared to net loss of $1.2 million, or $0.09 per diluted common share, for the three months ended February 28, 2003. Net earnings for the six months ended February 29, 2004 were $6.4 million, or $0.42 per diluted common share, compared to net loss of $2.0 million, or $0.14 per diluted common share, for the six months ended February 28, 2003.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires judgment on the part of management to arrive at estimates and assumptions on matters that are inherently uncertain. These estimates may affect the amount of assets, liabilities, revenue and expenses reported in the financial statements and accompanying notes. Estimates and assumptions are periodically evaluated and may be adjusted in future periods. Actual results could differ from those estimates.

     Impairment of long-lived assets — When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets are evaluated for impairment. If the forecast undiscounted future cash flows are less than the carrying values of the assets, an impairment charge to reduce the carrying value of the assets to fair market value will be recognized.

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

     Maintenance obligations - The Company is responsible for maintenance on a portion of the owned and managed lease fleet whereby the terms of the maintenance obligation are defined in the underlying lease or management agreement. The estimated liability is based on maintenance histories for each type and age of car. The liability is periodically reviewed and updated based on maintenance trends and known future repair or refurbishment requirements.

     Warranty accruals - Warranty costs are estimated and charged to operations to cover a defined warranty period. The estimated warranty cost is based on historical warranty claims for each particular product type. For new product types without a warranty history, preliminary estimates are based on historical information for similar product types. The warranty accrual is periodically reviewed and updated based on warranty trends.

     Contingent rental assistance - The Company has entered into contingent rental assistance agreements on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from one to eight years. An expense is recorded and a liability established when a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated.

     Revenue recognition – Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

     Railcars are generally manufactured under firm orders from third parties. Revenue from railcars or repairs is recognized when the cars or repairs are completed, accepted by an unaffiliated customer and contractual contingencies removed. Direct finance lease revenue is recognized over the lease term in a manner that produces a constant rate of return on the net investment in the lease. Operating lease revenue is recognized as earned under the

THE GREENBRIER COMPANIES, INC.

lease terms. Certain leases are operated under car hire arrangements whereby revenue is earned based on utilization car hire rates and terms specified in the lease agreement. Car hire revenue is reported from a third party source two months in arrears; however such revenue is accrued in the month earned based on estimates of use from historical activity and is adjusted to actual mileage earned as reported. Such adjustments have not been material.

     Greenbrier may also manufacture railcars prior to receipt of firm orders, build railcars for its own lease fleet or subcontract production to third parties. Railcars produced in a given period may be delivered in subsequent periods, delaying revenue recognition. Revenue does not include sales of new railcars to, or refurbishment services performed for, the leasing & services segment since intercompany transactions are eliminated in preparing the Consolidated Financial Statements. The margin generated from such sales or refurbishment activity is realized by the leasing & services segment over the related life of the asset or upon sale of the equipment.

Three Months Ended February 29, 2004 Compared to Three Months Ended February 28, 2003

Manufacturing Segment

     Manufacturing revenue includes results from new railcar, marine, forge, refurbishment and maintenance activities. New railcar delivery and backlog information disclosed herein includes all facilities, including the joint venture in Mexico that is accounted for by the equity method and orders that may be manufactured by unaffiliated subcontractors.

     Manufacturing revenue for the three months ended February 29, 2004 was $148.7 million compared to $100.4 million in the corresponding prior period, an increase of $48.3 million, or 48.1%. The increase is primarily due to increased railcar deliveries of a product mix that had a lower average sales price. New railcar deliveries were approximately 2,300 in the current period compared to 1,300 in the prior comparable period.

     The manufacturing backlog of railcars for sale and lease as of February 29, 2004 was approximately 10,000 units with an estimated value of $560.0 million compared to 5,800 units with an estimated value of $330.0 million as of February 28, 2003. Subsequent to quarter end, orders were received for 1,400 units with an estimated value of $110 million.

     Manufacturing margin percentage for the three months ended February 29, 2004 was 6.5% compared to 4.9% for the three months ended February 28, 2003. The increase was primarily due to efficiencies associated with longer production runs, the impact of higher deliveries on overhead absorption, and higher margin car types. The current period margins were negatively impacted by steel scrap surcharges and costs to repair certain defective parts. The prior comparable period was negatively impacted by costs associated with production that was delayed due to an injunction relating to patent infringement litigation.

     Prices for steel, the primary component of railcars and barges, have risen sharply this year as a result of increased costs of raw materials, strong demand, limited availability of scrap metal for steel processing, reduced capacity and import trade barriers. Availability of scrap metal has been further limited by exports to China. As a result, steel providers are charging scrap surcharges beyond agreed-upon prices. In addition, the price and availability of other railcar components, which are a product of steel, have been adversely affected by the steel issues. These charges have negatively impacted railcar margins for the Company during the quarter ended February 29, 2004. The Company is working with suppliers to minimize surcharges and where possible, is seeking to pass on higher material costs to customers. Increases in prices, surcharges or availability of raw materials may impact the Company’s margins and production schedules in future periods.

     A portion of the purchase agreements, for the cars in backlog, do not contain contractual provisions for escalation of pricing on steel or other component parts. These agreements are fixed price contracts containing no protection for the Company in the event of increased prices for steel or other component parts.

     Certain domestic rail castings suppliers have reorganized, adversely affecting the available supply of castings to the industry. During 2003, the Company acquired a minority ownership interest in a joint venture, which leases and operates a foundry in Cicero, Illinois to produce castings for freight cars. During 2004, this joint venture acquired a

THE GREENBRIER COMPANIES, INC.

foundry in Alliance, Ohio that began producing castings in the quarter ended February 29, 2004. The production from the joint venture and other castings suppliers has stabilized the domestic production. However, availability of castings remains tight and could constrain future production growth.

Leasing & Services Segment

     Leasing & services revenue decreased $0.4 million, or 2.2%, to $17.8 million for the three months ended February 29, 2004 compared to $18.2 million for the three months ended February 28, 2003. The decrease is primarily a result of the maturation of the direct finance lease portfolio offset partially by growth of the operating lease fleet and management services business.

     Leasing & services operating margin was 41.7% for the three-months ended February 29, 2004 compared to 39.7% for the three months ended February 28, 2003. The increase was primarily a result of increases in lease utilization rates and new operating leases with a higher margin than the maturing finance lease portfolio.

     Pre-tax earnings realized on the disposition of leased equipment were minimal for the three months ended February 29, 2004 compared to $0.3 million for the prior comparable period.

Other Costs

     Selling and administrative expense was $10.9 million for the three months ended February 29, 2004 compared to $9.6 million for the three months ended February 28, 2003, an increase of $1.3 million, or 13.5%. The increase in expense is primarily the result of increases in employee costs and professional fees associated with compliance with Sarbanes-Oxley legislation. During the period that the European operations were classified as discontinued, from September 1, 2002 through February 29, 2004, no depreciation or amortization was taken on the assets. In February 2004, depreciation and amortization of $0.3 million was recorded to adjust the assets to the carrying value at which they would have been recorded if depreciation and amortization had been taken for the period.

     Interest expense decreased $1.2 million to $2.6 million for the three months ended February 28, 2003, compared to $3.8 million in the prior comparable period as a result of scheduled repayments of debt and foreign currency exchange gains.

     The three months ended February 29, 2004 include special charges totaling $1.2 million which consist of a $7.5 million write-off of the remaining European designs and patents offset by a $6.3 million reduction of purchase price liabilities associated with the settlement of arbitration on the acquisition of the European designs and patents. See Note 3 in the Consolidated Financial Statements for additional detail.

     Income tax benefit for the three months ended February 29, 2004 and February 28, 2003 represents an effective tax rate of 42.0% on United States operations, 40.0% on Canadian operations and varying effective tax rates on other foreign operations. The Polish operations previously generated loss carryforwards that were utilized to offset current period earnings in Poland. No tax benefit was recognized in prior periods for these losses. German operations are included as a division for United States income tax purposes and included in the Company’s consolidated U.S. tax return. The fluctuations in effective tax rate are due to the geographical mix of pre-tax earnings and losses. In addition, special charges for the three months ended February 29, 2004 include a $6.3 million non-taxable purchase price adjustment, relating to the purchase of European designs and patents.

Equity in Loss of Unconsolidated Subsidiaries

     Equity in loss of the Mexican railcar manufacturing joint venture increased to $0.8 million for the three months ended February 29, 2004 from $0.4 million for the three months ended February 28, 2003. The loss for the current period was primarily due to operating at low production rates caused by shortages of components and steel. In addition, the majority of production during the quarter was purchased by Greenbrier for its own lease fleet or as

THE GREENBRIER COMPANIES, INC.

railcars held for sale and Greenbrier’s portion of margin was eliminated upon consolidation. In the prior comparable period, the plant was starting up operations after a temporary shutdown. Deliveries did not resume until the third quarter of 2003.

     Equity in loss of the castings joint venture was $0.7 million for the three months ended February 29, 2004. Losses were primarily the result of start-up costs and a temporary plant shutdown during the quarter associated with equipment issues. The joint venture began operations in September 2003.

Six Months Ended February 29, 2004 Compared to Six Months Ended February 28, 2003

Manufacturing Segment

     Manufacturing revenue for the six months ended February 29, 2004 was $266.0 million compared to $221.5 million in the corresponding prior period, an increase of $44.5 million, or 20.1%. This increase was primarily the result of increased railcar deliveries of a lower priced product mix. New railcar deliveries were approximately 4,200 in the current period compared to 2,800 in the prior comparable period.

     Manufacturing margin for the six months ended February 29, 2004 was 8.4% compared to 5.5% for the six months ended February 28, 2003. The increase was primarily due to efficiencies associated with longer production runs, the favorable impact of increased deliveries on overhead absorption and a change in product mix. The current period margins were negatively impacted by steel scrap surcharges and costs to repair certain defective parts. The prior comparable period had costs of similar amounts associated with production that was delayed due to an injunction relating to patent infringement litigation.

     Prices for steel, the primary component of railcars and barges, have risen sharply this year as a result of increased costs of raw materials, strong demand, limited availability of scrap metal for steel processing, reduced capacity and import trade barriers. Availability of scrap metal has been further limited by exports to China. As a result, steel providers are charging scrap surcharges beyond the agreed-upon price. In addition, the price and availability of other railcar components, which are a product of steel, have been adversely affected by the steel issues. These charges have negatively impacted railcar margins for the Company during the six months ended February 29, 2004. The Company is working with suppliers to minimize surcharges, and where possible seeks to pass on higher material costs to customers. Increases in prices, surcharges or availability of raw materials may impact the Company’s margins and production schedules in future periods.

Leasing & Services Segment

     Leasing & services revenue decreased $0.2 million, or 0.6%, to $35.7 million for the six months ended February 29, 2004 compared to $35.9 million for the six months ended February 28, 2003. The decrease is primarily a result of the maturation of the direct finance lease portfolio, offset by new operating lease additions and the growth of the management services business.

     Leasing & services operating margin increased to 40.6% for the six months ended February 29, 2004 compared to 37.2% for the six months ended February 28, 2003 as a result of increases in lease utilization rates, new operating leases with a higher margin than the maturing finance lease portfolio and reductions in accruals for rental assistance guarantees.

     Pre-tax earnings realized on the disposition of leased equipment were $0.2 million for the six months ended February 29, 2004 compared to $0.3 million for the prior comparable period.

Equity in Loss of Unconsolidated Subsidiaries

     Equity in loss of the Mexican railcar manufacturing joint venture was $0.9 million for the six months ended February 29, 2004 compared to $1.0 million for the six months ended February 28, 2003. The loss for the current period was primarily due to operating at low production rates caused by shortages of components and steel. In addition, approximately half of the production during the six months ended February 29, 2004 was purchased by

THE GREENBRIER COMPANIES, INC.

Greenbrier for its own lease fleet or as railcars held for sale and Greenbrier’s portion of margin was eliminated upon consolidation. In the prior comparable period, the plant was temporarily shut down for the entire period. The plant began start up of operations in the second quarter of 2003 in anticipation of resuming deliveries in the third quarter.

     Equity in loss of the castings joint venture was $0.9 million for the six months ended February 29, 2004. Losses were primarily the result of start-up costs and a temporary plant shutdown during the second quarter associated with equipment issues. The joint venture began operations in September 2003.

Other Costs

     Selling and administrative expense was $21.0 million for the six months ended February 29, 2004 compared to $19.0 million for the comparable prior period, an increase of $2.0 million, or 10.5%. The increase is the result of increases in employee costs, professional fees associated with litigation, strategic initiatives and compliance with Sarbanes-Oxley legislation. During the period that the European operations were classified as discontinued from September 1, 2002 through February 29, 2004, no depreciation or amortization was taken on the assets. In February 2004, depreciation and amortization of $0.3 million was recorded to adjust the assets to the carrying value at which they would have been recorded if depreciation and amortization had been taken for the period.

     Interest expense decreased $2.5 million to $5.2 million for the six months ended February 29, 2004, compared to $7.7 million in the prior comparable period as a result of scheduled repayments of debt and favorable foreign exchange rates.

     The six months ended February 29, 2004 include special charges totaling $1.2 million which consist of a $7.5 million write-off of the remaining European designs and patents offset by a $6.3 million reduction of purchase price liabilities associated with the settlement of arbitration on the acquisition of the European designs and patents. See Note 3 in the Consolidated Financial Statements for additional detail.

     Income tax benefit (expense) for the six months ended February 29, 2004 and February 28, 2003 represents an effective tax rate of 42.0% on United States operations, 40.0% on Canadian operations and varying effective tax rates on other foreign operations. The Polish operations previously generated loss carryforwards that were utilized to offset current period earnings in Poland. No tax benefit was recognized in prior periods for these losses. German operations are included as a division for United States income tax purposes and included in the Company’s consolidated U.S. tax return. The fluctuations in effective tax rate are due to the geographical mix of pre-tax earnings and losses. In addition, special charges in the six months ended February 29, 2004 include a $6.3 million non-taxable purchase price adjustment relating to the purchase of European designs and patents.

Liquidity and Capital Resources

     Greenbrier has been financed through cash generated from operations and borrowings. At February 29, 2004, cash and cash equivalents decreased $73.1 million to $4.2 million from $77.3 million at August 31, 2003.

     Cash used in operations for the six months ended February 29, 2004 was $66.8 million compared to cash provided by operations of $0.8 million for the six months ended February 28, 2003. Usage during the six months ended February 29, 2004 was primarily related to payments of $19.6 million in participation on finance leases as part of the defined payment schedule under an agreement with Union Pacific Railroad, purchases of $26.3 million in inventory held for sale that will be syndicated to third party customers during the year and changes in timing of working capital requirements. Significant changes in accounts receivable and accounts payable are due to normal working capital fluctuations.

     Cash used in investing activities was $1.1 million for the six months ended February 29, 2004 compared to cash provided by investing activities of $19.8 million in the prior comparable period. The increased cash utilization was primarily due to purchases of equipment for the lease fleet and investments in the castings joint venture. The six months ended February 28, 2003 include a larger volume of equipment sales as a result of the exercise of purchase options associated with the finance lease portfolio.

THE GREENBRIER COMPANIES, INC.

     Cash used in financing activities of $5.2 million for the six months ended February 29, 2004 decreased from $20.4 million in the six months ended February 28, 2003. The decline is primarily due to lower scheduled repayments of borrowings offset by increased borrowings on credit facilities and $3.3 million from exercise of stock options.

     All amounts originating in foreign currency have been translated at the February 29, 2004 exchange rate for the purpose of the following discussion. Credit facilities aggregated $132.5 million as of February 29, 2004. Available borrowings under the credit facilities are principally based upon defined levels of receivables, inventory and leased equipment, which at February 29, 2004 levels would provide for maximum borrowing of $119.8 million, of which $31.0 million is outstanding. A $60.0 million revolving line of credit is available through January 2006 to provide working capital and interim financing of equipment for the leasing & services operations. A $35.0 million line of credit to be used for working capital is available through March 2006 for United States manufacturing operations. An $18.7 million line of credit is available through May 2004 for working capital for Canadian manufacturing operations. Lines of credit totaling $19.0 million are available principally through June 2004 for working capital for European operations. Advances under the lines of credit bear interest at rates that vary depending on the type of borrowing and certain defined ratios. At February 29, 2004, there were no borrowings outstanding under the United States manufacturing and leasing & services lines while the Canadian manufacturing line had $12.0 million outstanding and the European manufacturing lines had $19.0 million outstanding.

     The Company did not meet an interest coverage ratio covenant related to the Canadian line of credit and has received a waiver for the quarter ended February 29, 2004.

     In accordance with customary business practices in Europe, the Company has guaranteed $15.4 million in bank and third party performance, advance payment and warranty guarantee facilities, of which $14.4 million has been utilized as of February 29, 2004. To date no amounts have been drawn under these performance, advance payment and warranty guarantees.

     The Company has entered into contingent rental assistance agreements, aggregating $17.1 million, on certain railcars subject to leases, that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from one to eight years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three and six months ended February 29, 2004, accruals made to cover estimated obligations were minimal. For the three and six months ended February 28, 2003, $0.1 million and $0.8 million was accrued to cover estimated obligations. The remaining liability at February 29, 2004 is $0.3 million.

     The Company has advanced $5.5 million to unconsolidated subsidiaries for working capital needs. The advances are secured by accounts receivable and inventory.

     Capital expenditures totaled $18.2 million and $5.5 million for the six months ended February 29, 2004 and February 28, 2003. Of these capital expenditures, approximately $15.7 million and $2.3 million were attributable to leasing & services operations. Leasing & services capital expenditures for 2004 are expected to be approximately $36.0 million. Capital expenditures have increased as the Company replaces the maturing direct finance lease portfolio. Greenbrier regularly sells assets from its lease fleet, some of which may have been purchased within the current year and included in capital expenditures.

     Approximately $2.5 million and $3.2 million of capital expenditures for the six months ended February 29, 2004 and February 28, 2003 were attributable to manufacturing operations. Capital expenditures for manufacturing are expected to be approximately $10.0 million in 2004 and are expected to be limited to expenditures necessary to further enhance efficiencies.

THE GREENBRIER COMPANIES, INC.

     Inventories increased $24.2 million from August 31, 2003 levels primarily as a result of an increase in railcars held for sale or refurbishment which include railcar production that is expected to be syndicated to third parties in the normal course of business.

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

     Forward-Looking Statements

     From time to time, Greenbrier or its representatives have made or may make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

•	availability of financing sources and borrowing base for working capital, other business development activities, capital spending and railcar syndication activities;

•	ability to renew or obtain sufficient lines of credit and performance guarantees on acceptable terms;

•	continuation of the joint venture in Mexico;

•	increased stockholder value;

•	increased competition;

•	share of new and existing markets;

•	increase or decrease in production;

•	continued ability to negotiate bank waivers;

•	ability to utilize beneficial tax strategies;

•	ability to grow lease fleet and management services business;

•	ability to obtain purchase orders which contain provisions for the escalation of prices due to increased costs of materials and components;

•	ability to obtain adequate certification and licensing of products; and

•	short- and long-term financial effects of the above items.

     These forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier’s control. The following are among the factors, particularly in North America and Europe that could cause actual results or outcomes to differ materially from the forward-looking statements:

•	a delay or failure of acquisitions, products or services to compete successfully;

•	decrease in carrying value of assets due to impairment;

•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

•	changes in future maintenance requirements;

•	effects of local statutory accounting conventions on compliance with covenants in loan agreements or reporting of financial conditions or results of operations;

•	actual future costs and the availability of materials and a trained workforce;

•	steel price increases and scrap surcharges;

•	changes in product mix and the mix between manufacturing and leasing & services segment;

•	labor disputes, energy shortages or operating difficulties that might disrupt manufacturing operations or the flow of cargo;

THE GREENBRIER COMPANIES, INC.

•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of subcontractors or suppliers;

•	ability to obtain suitable contracts for railcars held for sale;

•	lower than anticipated residual values for leased equipment;

•	discovery of defects in railcars resulting in increased warranty cost or litigation;

•	resolution or outcome of pending litigation;

•	the ability to consummate expected sales;

•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under the contracts as anticipated;

•	financial condition of principal customers;

•	market acceptance of products;

•	ability to obtain insurance at acceptable rates;

•	competitive factors, including increased competition,

•	Introduction of competitive products and price pressures;

•	industry overcapacity;

•	shifts in market demand;

•	domestic and global business conditions and growth or reduction in the surface transportation industry;

•	domestic and global political, regulatory or economic conditions including such matters as terrorism, war or embargoes;

•	the effects of car hire deprescription on leasing revenue;

•	changes in interest rates;

•	changes in fuel and/or energy prices;

•	commodity price fluctuations;

•	availability of essential specialties or components, including steel castings, to permit manufacture of units on order;

•	ability to replace maturing lease revenue with revenue from growth of the lease fleet and management services; and

•	economic impacts from currency fluctuations in the Company’s worldwide operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

     In addition to the United States, Greenbrier has operations in Canada, Mexico, Germany and Poland. The operations in these foreign countries conduct business in their local currencies as well as other regional currencies. To mitigate its exposure to transactions denominated in currencies other than the functional currency of each entity, Greenbrier enters into forward exchange contracts to protect its margin on a portion of its forecast foreign currency sales. At February 29, 2004, $75.6 million of forecast sales were hedged by forward exchange contracts. Because of the variety of currencies in which purchases and sales are transacted, it is not possible to predict the impact of a movement in foreign currency exchange rates on future operating results. However, Greenbrier intends to continue to mitigate its exposure to foreign exchange gains or losses.

     In addition to Greenbrier’s exposure to transaction gains or losses, the Company is also exposed to foreign currency exchange risk related to the net asset position of its foreign subsidiaries. At February 29, 2004, the net assets of foreign subsidiaries aggregated $6.2 million. At February 29, 2004, a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of $0.6 million, 0.5% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

THE GREENBRIER COMPANIES, INC.

Interest Rate Risk

     At February 29, 2004, Greenbrier’s exposure to interest rate risk is limited since 73% of the Company’s debt has fixed interest rates. The Company actively manages its floating rate debt with interest rate swap agreements, effectively converting $69.2 million of variable rate debt to fixed rate debt at February 29, 2004. As a result, Greenbrier is only exposed to interest rate risk relating to its revolving debt and a small portion of its term debt. At February 29, 2004, a uniform 10% increase in interest rates would result in approximately $0.2 million of additional annual interest expense.

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

Changes In Internal Controls Over Financial Reporting

     There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended February 29, 2004 that materially affected, or is likely to materially affect, the Company’s internal controls over financial reporting.

THE GREENBRIER COMPANIES, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There is hereby incorporated by reference the information disclosed in Note 11 to Consolidated Financial Statements, Part I of this quarterly report.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders of the Company, held on January 13, 2004, three proposals were voted upon by the Company’s stockholders. A brief discussion of each proposal voted upon at the Annual Meeting and the number of votes cast for, against, withheld, abstentions and broker non-votes to each proposal are set forth below.

     A vote was taken at the Annual Meeting for the election of three Directors of the Company to hold office until the Annual Meeting of Stockholders to be held in 2007 or until their successors are elected and qualified. The aggregate numbers of shares of Common Stock voted in person or by proxy for each nominee were as follows:

Nominee	Votes for Election	Votes Withheld	Votes Abstained	Broker Non-Votes
A. Daniel O’Neal Jr.	12,959,225	77,730	—	—
Duane C. McDougall	12,922,567	114,388	—	—

     A vote was taken at the Annual Meeting on the proposal to approve The Greenbrier Companies, Inc. 2004 Employee Stock Purchase Plan. The aggregate number of shares of Common Stock in person or by proxy which voted for, voted against, abstained, or broker non-votes from the vote were as follows:

Votes for Election	Votes against Election	Votes Abstained	Broker Non-Votes
11,993,939	68,990	109,676	864,350

     A vote was taken at the Annual Meeting on the proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year ended August 31, 2004. The aggregate number of shares of Common Stock in person or by proxy which voted for, voted against, abstained and broker non-votes from the vote were as follows:

Votes for Election	Votes against Election	Votes Abstained	Broker Non-Votes
12,997,297	32,457	7,201	—

     The foregoing proposals are described more fully in the Company’s definitive proxy statement dated November 26, 2003, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Item 6. Exhibits and Reports on Form 8-K

(a) List of Exhibits:

31.1	Certification pursuant to Rule 13 (a) – 14 (a)

31.2	Certification pursuant to Rule 13 (a) – 14 (a)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Form 8-K

     The Greenbrier Companies, Inc., filed a Current Report on Form 8-K dated January 13, 2004 furnishing, under item 12, a press release reporting the Company’s results of operations for the quarter ended November 30, 2003.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: April 13, 2004	By:	/s/ Larry G. Brady

Larry G. Brady Senior Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)