Form 10-Q
period 2004-05-31
GREENBRIER COMPANIES INC
filed 2004-07-14
CIK 923120

THE GREENBRIER COMPANIES, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended May 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding on July 6, 2004 was 14,699,572 shares.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
(In thousands, except per share amounts, unaudited)

	May 31, 2004	August 31, 2003
Assets
Cash and cash equivalents	$13,793	$77,298
Restricted cash	1,826	5,434
Accounts and notes receivable	111,762	80,197
Inventories	91,667	105,652
Investment in direct finance leases	24,628	41,821
Equipment on operating leases	163,340	139,341
Property, plant and equipment	55,095	58,385
Other	23,916	30,820

	$486,027	$538,948

Liabilities and Stockholders’ Equity
Revolving notes	$24,362	$21,317
Accounts payable and accrued liabilities	153,818	150,874
Participation	36,731	55,901
Deferred revenue	2,233	39,779
Deferred income taxes	18,058	16,127
Notes payable	102,429	117,989
Subordinated debt	15,966	20,921
Subsidiary shares subject to mandatory redemption	3,746	4,898
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock — $0.001 par value; 25,000 shares authorized; none outstanding	—	—
Common stock — $0.001 par value; 50,000 shares authorized; 14,661 and 14,312 issued and outstanding at May 31, 2004 and August 31, 2003	15	14
Additional paid-in capital	54,956	51,073
Retained earnings	80,931	68,165
Accumulated other comprehensive loss	(7,218)	(8,110)

	128,684	111,142

	$486,027	$538,948

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Revenue
Manufacturing	$207,136	$121,259	$473,164	$342,759
Leasing & services	18,157	16,853	53,888	52,722

	225,293	138,112	527,052	395,481
Cost of revenue
Manufacturing	189,275	109,247	432,857	318,518
Leasing & services	10,301	10,265	31,542	32,791

	199,576	119,512	464,399	351,309
Margin	25,717	18,600	62,653	44,172
Other costs
Selling and administrative	12,352	10,102	33,336	29,110
Interest and foreign exchange	2,932	2,707	8,136	10,399
Special charges	—	—	1,234	—

	15,284	12,809	42,706	39,509
Earnings before income taxes and equity in unconsolidated subsidiaries	10,433	5,791	19,947	4,663
Income tax expense	(4,116)	(2,324)	(5,446)	(2,222)

Earnings before equity in unconsolidated subsidiaries	6,317	3,467	14,501	2,441
Equity in earnings (loss) of unconsolidated subsidiaries	58	(461)	(1,734)	(1,416)

Net earnings	$6,375	$3,006	$12,767	$1,025

Basic earnings per common share	$0.44	$0.21	$0.88	$0.07

Diluted earnings per common share	$0.42	$0.21	$0.84	$0.07

Weighted average common shares:
Basic	14,628	14,121	14,500	14,121
Diluted	15,224	14,332	15,111	14,261

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	May 31,
	2004	2003
Cash flows from operating activities
Net earnings	$12,767	$1,025
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Deferred income taxes	1,931	1,088
Depreciation and amortization	15,529	13,779
Gain on sales of equipment	(236)	(336)
Special charges	1,234	—
Other	1,669	(928)
Decrease (increase) in assets:
Accounts and notes receivable	(27,815)	(15,463)
Inventories	9,714	(3,430)
Other	1,028	(3,721)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	9,300	30,397
Participation	(19,170)	(5,622)
Deferred revenue	(37,292)	(3,249)

Net cash (used in) provided by operating activities	(31,341)	13,540

Cash flows from investing activities
Principal payments received under direct finance leases	7,348	11,290
Proceeds from sales of equipment	10,719	22,093
Purchase of property and equipment	(33,277)	(8,532)
Decrease (increase) in restricted cash	3,608	(1,103)
Investment in and advances to unconsolidated joint ventures	(4,755)	—

Net cash (used in) provided by investing activities	(16,357)	23,748

Cash flows from financing activities
Changes in revolving notes	3,045	(862)
Repayments of notes payable	(16,504)	(20,270)
Repayment of subordinated debt	(4,955)	(5,537)
Exercise of stock options	3,884	—
Purchase of subsidiary shares subject to mandatory redemption	(1,277)	—

Net cash used in financing activities	(15,807)	(26,669)

Increase (decrease) in cash and cash equivalents	(63,505)	10,619
Cash and cash equivalents
Beginning of period	77,298	67,596

End of period	$13,793	$78,215

Cash paid during the period for
Interest	$8,992	$9,858
Income taxes	$6,015	$1,303
Non-cash activity
Transfer of inventories to equipment on operating leases	$3,735	$—

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Interim Financial Statements

     The Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of May 31, 2004 and for the three and nine months ended May 31, 2004 and 2003 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals except for special charges discussed in Note 3) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three and nine months ended May 31, 2004 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2004. Certain reclassifications have been made to the prior year’s Consolidated Financial Statements to conform to the 2004 presentation.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2003 Annual Report on Form 10-K.

     Management estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to arrive at estimates and assumptions on matters that are inherently uncertain, including evaluating the remaining life and recoverability of long-lived assets. These estimates may affect the amount of assets, liabilities, revenue and expenses reported in the financial statements and accompanying notes. Estimates and assumptions are periodically evaluated and may be adjusted in future periods. Actual results could differ from those estimates.

     Initial Adoption of Accounting Policies – The Company adopted Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, as of September 1, 2003. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and generally requires an entity to classify a financial instrument that falls within this scope as a liability. Other than the change in description of a preferred stock interest in a subsidiary that had been previously described as “Minority interest” to “Subsidiary shares subject to mandatory redemption”, the adoption of SFAS No. 150 had no effect on the Company’s Consolidated Financial Statements.

     The Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) 46R, Consolidation of Variable Interest Entities, during the third quarter of 2004. This interpretation requires consolidation where there is a controlling financial interest in a variable interest entity, previously referred to as a special purpose entity. The adoption of FIN 46R had no effect on the Company’s Consolidated Financial Statements for the nine months ended May 31, 2004.

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

     Following discussions with various potential investors, the Company signed a letter of intent, in September 2003, with a private equity group to recapitalize the European operations. The letter of intent, which was updated in December 2003, was subject to certain contingencies and final negotiations. During the second quarter of 2004, Greenbrier discontinued discussions with the group as final negotiations proved unsatisfactory. As a result, Greenbrier has retained the European operations and the related financial results have been reclassified from discontinued operations to continuing operations for all periods presented.

THE GREENBRIER COMPANIES, INC.

Restricted cash consists of cash assigned as collateral on certain European performance guarantees.

Note 3 – Special Charges

     Operations for the nine months ended May 31, 2004 include special charges totaling $1.2 million which consist of a $7.5 million write-off of the remaining balance of European designs and patents partially offset by a $6.3 million reduction of purchase price liabilities associated with the settlement of arbitration on the acquisition of European designs and patents.

     The decision to retain the European operations caused management to reassess the value of the European intangible designs and patents in accordance with the Company’s policy on impairment of long-lived assets. Based on an analysis of future undiscounted cash flows associated with these assets, management determined that the carrying value of the assets exceeded their fair market value. Accordingly, a $7.5 million pre-tax impairment write-off of the remaining balance of European intangible designs and patents was recorded during the second quarter of 2004.

     During 2003, Greenbrier’s European subsidiary, Greenbrier Germany GmbH, invoked the arbitration provision of the purchase agreement by which the Freight Wagon Division of Daimler Chrysler Rail Systems GmbH (Adtranz) was acquired. Arbitration was sought by Greenbrier to resolve various claims arising out of the Adtranz purchase agreement and actions of Adtranz personnel. A settlement was agreed upon in the second quarter of 2004, under which Greenbrier released its arbitration claims in return for a $6.3 million reduction in its purchase price liability associated with the acquisition of European designs and patents.

Note 4 – Inventories

(In thousands)	May 31,	August 31,
	2004	2003
Manufacturing supplies and raw materials	$29,493	$20,656
Work-in-process	39,292	46,390
Railcars delivered with contractual contingencies	—	32,747
Railcars held for sale or refurbishment	22,882	5,859

	$91,667	$105,652

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

Warranty accrual activity:

(In thousands)	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Balance at beginning of period	$11,011	$8,833	$9,515	$9,345
Charged to cost of revenue	1,085	1,486	3,545	2,753
Payments	(681)	(722)	(1,645)	(2,501)

Balance at end of period	$11,415	$9,597	$11,415	$9,597

THE GREENBRIER COMPANIES, INC.

Note 6 – Comprehensive Income

The following is a reconciliation of net earnings to comprehensive income:

(In thousands)	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Net earnings	$6,375	$3,006	$12,767	$1,025
Reclassification of derivative financial instruments recognized in net earnings, net of tax	(764)	(1,376)	(2,789)	(1,279)
Unrealized gain on derivative financial instruments, net of tax	1,668	1,966	4,072	1,783
Foreign currency translation adjustment, net of tax	215	(370)	(391)	(1,014)

Comprehensive income	$7,494	$3,226	$13,659	$515

Accumulated other comprehensive loss, net of tax effect, consisted of the following:

(In thousands)	Unrealized Gains
	(Losses) on Derivative	Foreign Currency	Accumulated Other
	Financial Instruments	Translation Adjustment	Comprehensive Loss
Balance, August 31, 2003	$(3,060)	$(5,050)	$(8,110)
Nine month activity	1,283	(391)	892

Balance, May 31, 2004	$(1,777)	$(5,441)	$(7,218)

Note 7 – Earnings per share

     The shares outstanding used in the computation of basic and diluted earnings per common share are reconciled as follows:

(In thousands)	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Weighted average common shares outstanding	14,628	14,121	14,500	14,121
Dilutive effect of employee stock options	596	211	611	140

Weighted average diluted common shares outstanding	15,224	14,332	15,111	14,261

     Weighted average diluted common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options. Stock options for 0.7 million shares for the three and nine months ended May 31, 2003, were excluded from the calculation of diluted earnings per share as these options were anti-dilutive. No options were anti-dilutive for the three and nine months ended May 31, 2004.

THE GREENBRIER COMPANIES, INC.

Note 8 – Stock Based Compensation

     Greenbrier does not recognize compensation expense relating to employee stock options as it only grants options with an exercise price equal to the fair value of the stock on the effective date of grant. If the Company had elected to recognize compensation expense using a fair value approach, the pro forma net earnings and earnings per share would have been as follows:

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Net earnings as reported	$6,375	$3,006	$12,767	$1,025
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax (1)	(64)	(129)	(264)	(517)

Net earnings, pro forma	$6,311	$2,877	$12,503	$508

Basic earnings per share
As reported	$0.44	$0.21	$0.88	$0.07

Pro forma	$0.43	$0.20	$0.86	$0.04

Diluted earnings per share
As reported	$0.42	$0.21	$0.84	$0.07

Pro forma	$0.41	$0.20	$0.83	$0.04

(1)	Compensation expense was determined based on the Black-Scholes option pricing model which was developed to estimate the value of publicly traded options. Greenbrier’s options are not publicly traded.

Note 9 – Derivative Instruments

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

     At May 31, 2004 exchange rates, forward exchange contracts for the sale of United States dollars aggregated $85.0 million, Pound Sterling aggregated $15.7 million and Euro aggregated $18.5 million. Adjusting these contracts to the fair value of these cash flow hedges at May 31, 2004 resulted in an unrealized pre-tax gain of $2.3 million that was recorded, net of tax, in other comprehensive income. As these contracts mature at various dates through October 2004, any such gain remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur, the amount classified in other comprehensive income would be reclassified to the current year’s results of operations.

     At May 31, 2004 exchange rates, interest rate swap agreements had a notional amount of $67.3 million and mature between August 2006 and March 2013. The fair value of these cash flow hedges at May 31, 2004 resulted in an unrealized pre-tax loss of $6.0 million. The loss, net of tax, is included in other comprehensive income and the fair value of the contracts is included in accounts payable and accrued liabilities. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from other comprehensive income and charged or credited to interest expense. At May 31, 2004 interest rates, approximately $2.6 million would be reclassified to interest expense in the next 12 months.

Note 10– Segment Information

     Greenbrier operates in two reportable segments: manufacturing and leasing & services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Consolidated

THE GREENBRIER COMPANIES, INC.

Financial Statements contained in the Company’s 2003 Annual Report on Form 10-K. Performance is evaluated based on margin, which is presented in the Consolidated Statements of Operations. Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties.

     During the second quarter of 2004, the Company’s Board of Directors decided to retain European operations which had been classified as discontinued operations in the Company’s 2003 Annual Report on Form 10-K. For segment reporting purposes, assets from the discontinued operations category have been reclassified to manufacturing assets and reported geographically as European assets.

     The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

(In thousands)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Revenue:
Manufacturing	$170,559	$124,867	$464,127	$351,995
Leasing & services	22,198	20,102	63,633	56,833
Intersegment eliminations	32,536	(6,857)	(708)	(13,347)

	$225,293	$138,112	$527,052	$395,481

Note 11– Commitments and Contingencies

     From time to time, Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. The most significant litigation is as follows:

     Litigation was initiated in 1998 in the Ontario Court of Justice in Toronto, Ontario by former shareholders of Interamerican Logistics, Inc. (Interamerican), which was acquired in the fall of 1996. The plaintiffs allege that Greenbrier violated the agreements pursuant to which it acquired ownership of Interamerican and seek damages aggregating $4.5 million Canadian ($3.3 million U.S.). A trial date is set for October of 2004.

     Litigation was initiated in November 2001 in the Superior Court of British Columbia in Vancouver, British Columbia by a customer, BC Rail Partnership, alleging breach of contract and negligent manufacture and design of railcars which were involved in a derailment. Upon motion of Greenbrier, and after appropriate appeals, the British Columbia Court of Appeals dismissed the proceedings on November 7, 2003. On April 30, 2004, the litigation was reinitiated in the Supreme Court of Nova Scotia. No trial date has been set.

     Management contends the above claims are without merit and intends to vigorously defend its position. Accordingly, management believes that any ultimate liability resulting from the above litigation will not materially affect the financial position, results of operations or cash flows of the Company.

     Litigation was initiated in August 2002 in the United States District Court for the District of Delaware by National Steel Car, Ltd. (NSC), a competitor, alleging that a drop-deck center partition railcar being marketed and sold by Greenbrier violated a NSC patent. Related litigation was also brought at the same time in the United States District Court for the Eastern District of Pennsylvania against a Greenbrier customer, Canadian Pacific Railway (CPR). Greenbrier assumed the defense on that action. In April 2004, the parties entered into a settlement agreement under which NSC dropped both the Delaware and Pennsylvania actions and Greenbrier retained the right to build drop-deck center partition railcars.

THE GREENBRIER COMPANIES, INC.

     Greenbrier’s European subsidiary, Greenbrier Germany GmbH invoked the arbitration provisions of the purchase agreement by which the Freight Wagon Division of Daimler Chrysler Rail Systems Gmbh (Adtranz) was acquired. Arbitration was sought by Greenbrier to resolve various claims arising out of the Adtranz purchase agreement and actions of Adtranz personnel. On October 24, 2003, Greenbrier submitted its formal claim before the International Court of Arbitration of the International Chamber of Commerce. A settlement was agreed upon during the second quarter of 2004, under which Greenbrier released its arbitration claims in return for a reduction of $6.3 million in its purchase price liability associated with the acquisition of European designs and patents.

     Environmental studies have been conducted of owned and leased properties that indicate additional investigation and some remediation may be necessary. The Portland, Oregon manufacturing facility is located on the Willamette River. The United States Environmental Protection Agency (the EPA) has classified portions of the river bed, including the portion fronting the facility, as a federal “national priority list” or “superfund” site due to sediment contamination. The Company and more than 60 other parties have received a “General Notice” of potential liability from the EPA. There is no indication that the Company has contributed to contamination of the Willamette River bed, although uses by prior owners of the property may have contributed. Nevertheless, this classification of the Willamette River may have an impact on the value of the Company’s investment in the property and has resulted in the Company initially bearing a portion of the cost of an EPA mandated remedial investigation and incurring costs mandated by the State of Oregon to control groundwater discharges to the Willamette River. Neither the cost of the investigation nor the ground water control effort is currently determinable. However, a portion of this outlay related to the State of Oregon mandated costs has been reimbursed by an unaffiliated party, and further outlays may also be recoverable. The Company may be required to perform periodic maintenance dredging in order to continue to launch marine vessels from its launch ways on the river, and classification as a superfund site could result in some limitations on future dredging and launch activity. The outcome of such actions cannot be estimated. Management believes that the Company’s operations adhere to sound environmental practices, applicable laws and regulations.

     The Company has entered into contingent rental assistance agreements, aggregating $16.9 million, on certain railcars subject to leases, that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods that range from one to eight years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three and nine months ended May 31, 2004, no accruals were made to cover estimated obligations as the balance was adequate to cover probable shortfalls. For the three and nine months ended May 31, 2003, $0.2 million and $1.0 million was accrued to cover estimated obligations. The remaining liability at May 31, 2004 is $0.1 million.

     A portion of leasing & services revenue is derived from utilization leases, under which “car hire” is earned. Car hire is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Until 1992, the Interstate Commerce Commission directly regulated car hire rates by prescribing a formula for calculating these rates. Government regulation of car hire rates continues, but the system of prescribed rates has been superseded by a system known as deprescription. January 1, 2003 ended a ten-year period used to phase in this new system. Deprescription is a system whereby railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration either the owner’s or user’s rate is selected and that rate becomes effective for a one-year period. Car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue for Greenbrier. Car hire revenue amounted to $6.6 million and $19.4 million for the three and nine months ended May 31, 2004 and $5.9 million and $18.1 million for the three and nine months ended May 31, 2003.

     Substantially all employees at the Company’s Canadian manufacturing facility were covered by collective bargaining agreements that expired in October 2003. Labor negotiations were completed in February 2004 with the ratification of a new three-year contract that expires in October 2006.

     In accordance with customary business practices in Europe, the Company has $28.8 million in bank and third party performance, advance payment and warranty guarantee facilities, of which $17.8 million has been utilized as of May 31, 2004. To date no amounts have been drawn under these performance, advance payment and warranty guarantees.

THE GREENBRIER COMPANIES, INC.

     The Company has guaranteed $4.0 million in third party debt for an unconsolidated subsidiary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Greenbrier currently operates in two primary business segments: manufacturing and leasing & services. The two business segments are operationally integrated. With operations in the United States, Canada, Mexico and Europe, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, tank cars, marine vessels and performs railcar repair, refurbishment and maintenance activities. The leasing & services segment owns approximately 11,000 railcars and provides management services for approximately 122,000 railcars for railroads, shippers, carriers and other leasing and transportation companies.

     In August 2002, the Company’s Board of Directors committed to a plan to recapitalize European operations which consist of a railcar manufacturing plant in Swidnica, Poland and a railcar sales, design and engineering operation in Siegen, Germany. Following discussions with various potential investors, the Company signed a letter of intent, in September 2003, with a private equity group to recapitalize the European operations. The letter of intent, which was updated in December 2003, was subject to certain contingencies and final negotiations. During the second quarter of 2004, Greenbrier discontinued discussions with the group as the final negotiations proved unsatisfactory. As a result, Greenbrier has retained the European operations and the related financial results have been reclassified from discontinued operations to continuing operations for all periods presented.

     The Company’s manufacturing backlog of railcars for sale and lease as of May 31, 2004 was approximately 9,700 units with an estimated value of $600 million compared to 12,000 units valued at $630 million as of May 31, 2003. Subsequent to quarter end, orders were received for approximately 5,500 units valued at $300 million.

     Prices for steel, the primary component of railcars and barges, have risen sharply this year as a result of increased costs of raw materials, strong demand, limited availability of scrap metal for steel processing, reduced capacity and import trade barriers. Availability of scrap metal has been further limited by exports to China. As a result, steel providers are charging scrap surcharges beyond agreed-upon prices. In addition, the price and availability of other railcar components, which are a product of steel, have been adversely affected by the steel issues. These changes have negatively impacted railcar margins for the Company for the three and nine months ended May 31, 2004. The Company is working with suppliers to minimize surcharges and, where possible, is seeking to pass on higher material costs to customers. Increases in prices, surcharges or availability of raw materials may impact the Company’s margins and production schedules in future periods.

     A portion of the sales agreements for railcars in backlog are fixed price contracts which do not contain escalation clauses in the event of increased prices for steel, steel scrap surcharges or other component parts. Recent orders received by the Company reflect pricing that considers the current volatile environment for steel and specialty components.

     Certain domestic casting suppliers have reorganized, affecting the available supply of rail castings to the industry. During 2003, the Company acquired a minority ownership interest in a joint venture, accounted for under the equity method, which leases and operates a foundry in Cicero, Illinois to produce castings for freight cars. During 2004, this joint venture acquired a foundry in Alliance, Ohio that began producing castings in the second quarter of 2004. The production from the joint venture and other castings suppliers has stabilized the domestic production. However, availability of castings remains tight and could constrain future production growth.

     Total revenue for the three months ended May 31, 2004 was $225.3 million, an increase of $87.2 million from revenue of $138.1 million in the prior comparable period. Total revenue for the nine months ended May 31, 2004 was $527.1 million, an increase of $131.6 million from revenue of $395.5 million for the nine months ended May 31, 2003. The increase is primarily the result of increased new railcar deliveries due to improvement in demand for railcars. Current quarter deliveries also include 600 units, delivered to a customer in a prior period for which

THE GREENBRIER COMPANIES, INC.

revenue recognition had been deferred pending removal of contractual contingencies that were removed during the quarter ended May 31, 2004.

     Net earnings for the three months ended May 31, 2004 were $6.4 million, or $0.42 per diluted common share, compared to $3.0 million, or $0.21 per diluted common share, for the three months ended May 31, 2003. Net earnings for the nine months ended May 31, 2004 were $12.8 million, or $0.84 per diluted common share, compared to $1.0 million, or $0.07 per diluted common share, for the nine months ended May 31, 2003.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to arrive at estimates and assumptions on matters that are inherently uncertain, including evaluating the remaining life and recoverability of long-lived assets. These estimates may affect the amounts of assets, liabilities, revenues, and expenses reported in the financial statements and accompanying footnotes. Estimates and assumptions are periodically evaluated and may be adjusted in future periods. Actual results could differ from these estimates.

     Impairment of long-lived assets - When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets are evaluated for impairment. If the forecast undiscounted future cash flows are less than the carrying values of the assets, an impairment charge to reduce the carrying value of the assets to fair market value will be recognized.

     Income taxes - For financial reporting purposes, income tax expense is estimated based on planned tax return filings. The amounts anticipated to be reported in those filings may change between the time the financial statements are prepared and the time the tax returns are filed. Further, because tax filings are subject to review by taxing authorities, there is also the risk that a position taken on a tax return may be challenged by a taxing authority. If the taxing authority is successful in asserting their position, differences in tax expense or between current and deferred tax items may arise in future periods. Such differences would be reflected in the financial statements when management considers them probable of occurring and the amount reasonably estimable. Valuation allowances may also be provided against deferred tax assets if the realization of such assets is not more likely than not. Management’s estimates of the Company’s ability to realize deferred tax assets is based on the information available at the time the financial statements are prepared and may include estimates of future income and other assumptions that are inherently uncertain.

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

     Contingent rental assistance - The Company entered into contingent rental assistance agreements in prior years, on certain railcars subject to leases, that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods that range from one to eight years. An expense was recorded and a liability established when a determination was made that it was probable that a rental shortfall would occur and the amount could estimated.

     Revenue recognition - Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

THE GREENBRIER COMPANIES, INC.

     Railcars are generally manufactured under firm orders from third parties. Revenue is recognized when railcars are completed, accepted by an unaffiliated customer and contractual contingencies removed. Direct finance lease revenue is recognized over the lease term in a manner that produces a constant rate of return on the net investment in the lease. Operating lease revenue is recognized as earned under the lease terms. Certain leases are operated under car hire arrangements whereby revenue is earned based on utilization car hire rates and terms specified in the lease agreement. Car hire revenue is reported from a third party source two months in arrears; however such revenue is accrued in the month earned based on estimates of use from historical activity and is adjusted to actual mileage earned as reported. Such adjustments have not been material.

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

Results of Operations

Three Months Ended May 31, 2004 Compared to Three Months Ended May 31, 2003

Manufacturing Segment

     Manufacturing revenue includes results from new railcar and marine product manufacturing, refurbishment and maintenance activities. New railcar delivery and backlog information disclosed herein includes all facilities, including the joint venture in Mexico that is accounted for by the equity method and orders that may be manufactured by unaffiliated subcontractors.

     Manufacturing revenue for the three months ended May 31, 2004 was $207.1 million compared to $121.3 million in the corresponding prior period, an increase of $85.8 million, or 70.7%. The increase is primarily due to increased deliveries of a lower priced product mix in response to improved market conditions. New railcar deliveries were approximately 3,600 in the current period compared to 1,600 in the prior comparable period. Deliveries in the three months ended May 31, 2004 include approximately 400 units delivered from the Mexican facility accounted for under the equity method compared to less than 50 units delivered in the three months ended May 31, 2003. Current quarter deliveries also include 600 units, delivered to a customer in a prior period for which revenue recognition had been deferred pending removal of contractual contingencies that were removed during the quarter ended May 31, 2004.

     Manufacturing margin percentage for the three months ended May 31, 2004 was 8.6% compared to 9.9% for the three months ended May 31, 2003. Manufacturing margins for railcars produced and delivered during the quarter were 10.4%, an increase of 0.5% from the prior period, as a result of labor efficiencies, long production runs, and higher volumes. However margins were reduced by 1.2% as a result of the recognition of deferred margin on 600 units, produced in a prior period when the pricing environment was less favorable and 0.6% for a write off of obsolete inventory.

Leasing & Services Segment

     Leasing & services revenue increased $1.3 million, or 7.7%, to $18.2 million for the three months ended May 31, 2004 compared to $16.9 million for the three months ended May 31, 2003. The increase is primarily a result of lease fleet additions, improved utilization of the owned lease fleet, growth of the management services business, offset partially by the maturation of the direct finance lease portfolio.

     Leasing & services operating margin percentage was 43.3% and 39.1% for the three months ended May 31, 2004 and 2003. The increase was primarily a result of an increase in owned lease fleet utilization rates to 96.6% from

THE GREENBRIER COMPANIES, INC.

92.4%, improved lease rates and growth of the operating lease portfolio at higher margins than the maturing direct finance lease portfolio.

Other Costs

     Selling and administrative expense was $12.4 million for the three months ended May 31, 2004 compared to $10.1 million for the comparable prior period, an increase of $2.3 million, or 22.8%. The increase in expense is primarily the result of higher employee costs and professional fees associated with compliance with Sarbanes-Oxley legislation. Selling and administrative expense as a percentage of revenue decreased to 5.5% for the three months ended May 31, 2004 from 7.3% in the prior comparable period.

     Interest expense and foreign exchange increased $0.2 million to $2.9 million for the three months ended May 31, 2004, compared to $2.7 million in the prior comparable period. Prior period results include foreign exchange gains of $0.8 million as compared to foreign exchange losses of $0.1 million in the current period. Foreign exchange fluctuations were offset by a $0.7 million decline in interest expense resulting primarily from scheduled repayments of debt.

     Income tax for the three months ended May 31, 2004 and 2003 represents an effective tax rate of 42.0% on United States operations and varying effective tax rates on foreign operations. The effective tax rate was 39.5% and 40.1% for the three months ended May 31, 2004 and 2003. The fluctuations in effective tax rate are due to the geographical mix of pre-tax earnings and losses.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries

     Equity in earnings (loss) of unconsolidated subsidiaries improved by $0.5 million for the three months ended May 31, 2004 as compared to the three months ended May 31, 2003 as a result of increased deliveries from the Mexican railcar manufacturing joint venture. In the prior comparable period, the plant was starting up operations after a temporary shutdown. Improvements in financial results at the Mexican joint venture were somewhat offset by start-up costs associated with the castings joint venture that began operations in 2004.

Nine Months Ended May 31, 2004 Compared to Nine Months Ended May 31, 2003

Manufacturing Segment

     Manufacturing revenue for the nine months ended May 31, 2004 was $473.2 million compared to $342.8 million in the corresponding prior period, an increase of $130.4 million, or 38.0%. This increase was primarily the result of increased railcar deliveries of a lower priced product mix in response to improved market conditions. New railcar deliveries were approximately 7,800 in the current period compared to 4,400 in the prior comparable period. Deliveries in the nine months ended May 31, 2004 include approximately 600 units delivered from the Mexican facility accounted for under the equity method as compared to less than 50 units in the prior comparable period. Current quarter deliveries also include 600 units, delivered to the customer in a prior period for which revenue recognition had been deferred pending removal of contractual contingencies that were removed during the quarter ended May 31, 2004.

     Manufacturing margin percentage for the nine months ended May 31, 2004 was 8.5% compared to 7.1% for the nine months ended May 31, 2003. The increase was primarily due to the impact of improved market conditions, a favorable shift in product mix to higher margin car types, efficiencies associated with increased production rates, an improved pricing environment, offset somewhat by steel price increases, steel scrap surcharges, costs to repair certain defective parts and write-offs of obsolete inventory.

Leasing & Services Segment

     Leasing & services revenue increased $1.2 million, or 2.3%, to $53.9 million for the nine months ended May 31, 2004 compared to $52.7 million for the nine months ended May 31, 2003. The increase is primarily a result of lease fleet additions, improved utilization of the owned lease fleet, growth of the management services business and

THE GREENBRIER COMPANIES, INC.

reductions in accruals for contingent rental assistance guarantees offset partially by maturation of the direct finance lease portfolio.

     Leasing & services operating margin percentage increased to 41.5% for the nine months ended May 31, 2004 from 37.8% for the nine months ended May 31, 2003. The increase was due to higher owned lease fleet utilization and rates, new operating leases with higher margins than the maturing direct finance lease portfolio and reductions in accruals for rental assistance guarantees.

Other Costs

     Selling and administrative expense was $33.3 million for the nine months ended May 31, 2004 compared to $29.1 million for the comparable prior period, an increase of $4.2 million, or 14.4%. The increase in expense is primarily the result of higher employee costs and professional fees associated with litigation, strategic initiatives and compliance with Sarbanes-Oxley legislation. Selling and administrative expense as a percentage of revenue decreased to 6.3% in the nine months ended May 31, 2004 compared to 7.4% in the nine months ended May 31, 2003.

     Interest expense and foreign exchange decreased $2.3 million to $8.1 million for the nine months ended May 31, 2004, compared to $10.4 million in the prior comparable period as a result of scheduled repayments of debt.

     The nine months ended May 31, 2004 include special charges totaling $1.2 million which consist of a $7.5 million write-off of the remaining balance of European designs and patents partially offset by a $6.3 million reduction of purchase price liabilities associated with the settlement of arbitration on the acquisition of European designs and patents. See Note 3 in the Consolidated Financial Statements for additional detail.

     Income tax for the nine months ended May 31, 2004 and 2003 represents an effective tax rate of 42.0% on United States operations and varying effective tax rates on foreign operations. The Polish operations previously generated loss carryforwards that were utilized to offset current earnings in Poland. No tax benefit was recognized in prior periods for these losses. German operations are included in the Company’s consolidated U.S. tax return. The fluctuations in effective tax rate are due to the geographical mix of pre-tax earnings and losses. In addition, special charges in the nine months ended May 31, 2004 include a $6.3 million non-taxable purchase price adjustment relating to the purchase of European designs and patents.

Equity in Loss of Unconsolidated Subsidiaries

     Equity in loss of unconsolidated subsidiaries was $1.7 million for the nine months ended May 31, 2004 compared to $1.4 million for the nine months ended May 31, 2003. The loss for the current period was primarily due to start-up costs and temporary plant shutdowns associated with equipment issues at the castings joint venture which began operation in September 2003. The Mexican railcar manufacturing joint venture contributed approximately $0.6 million of the loss for the nine months ended May 31, 2004 as a result of operating at low production rates caused by shortages of components and steel. In addition, approximately 25% of the production during the nine months ended May 31, 2004 was purchased by Greenbrier for its own lease fleet or as railcars held for sale and Greenbrier’s portion of margin was eliminated upon consolidation. In prior comparable periods, the plant was starting up operations after a temporary shutdown. Deliveries did not resume until the third quarter of 2003.

Liquidity and Capital Resources

     Greenbrier’s operations have been financed through cash generated from operations and borrowings. At May 31, 2004, cash and cash equivalents decreased $63.5 million to $13.8 million from $77.3 million at August 31, 2003.

     Cash used in operations for the nine months ended May 31, 2004 was $31.3 million compared to cash provided by operations of $13.5 million in the prior comparable period. Usage during the nine months ended May 31, 2004 was primarily related to participation payments of $19.6 million in accordance with the defined payment schedule under an agreement with Union Pacific Railroad, inventory of $17.0 million that will be syndicated to third party customers

THE GREENBRIER COMPANIES, INC.

and changes in timing of working capital requirements. Significant changes in accounts receivable are due to increased volumes and variations in customer payment terms.

     Cash used in investing activities was $16.4 million for the nine months ended May 31, 2004 compared to cash provided by investing activities of $23.7 for the prior comparable period. Usage during the nine months ended May 31, 2004 was primarily due to $29.8 million in purchases of equipment for the lease fleet and $4.8 million in investments in and advances to unconsolidated subsidiaries, offset by proceeds from equipment sales. The nine months ended May 31, 2003 include a larger volume of equipment sales as a result of the exercise of purchase options associated with the direct finance lease portfolio.

     Cash used in financing activities was $15.8 million for the nine months ended May 31, 2004 compared to $26.7 million for the nine months ended May 31, 2003. The decline is due to lower scheduled repayments of long-term borrowings partially offset by $3.0 million in increased borrowings on revolving credit facilities and $3.9 million in proceeds from exercise of stock options.

     All amounts originating in foreign currency have been translated at the May 31, 2004 exchange rate for the purpose of the following discussion. Credit facilities aggregated $133.7 million as of May 31, 2004. Available borrowings under the credit facilities are principally based upon defined levels of receivables, inventory and leased equipment, which at May 31, 2004 levels would provide for maximum borrowing of $119.9 million, of which $24.4 million is outstanding. A $60.0 million revolving line of credit is available through January 2006 to provide working capital and interim financing of equipment for the leasing & services operations. A $35.0 million line of credit to be used for working capital is available through March 2006 for United States manufacturing operations. An $18.4 million line of credit is available through July 2004 for working capital for Canadian manufacturing operations. Lines of credit totaling $20.3 million were available as of May 31, 2004 for working capital for European operations. Subsequent to quarter end, substantially all of these European lines of credit were renewed with $19.2 million available principally through June 2005. Advances under the lines of credit bear interest at rates that vary depending on the type of borrowing and certain defined ratios. At May 31, 2004, there were no borrowings outstanding under the United States manufacturing and leasing & services lines, while the Canadian manufacturing line had $4.8 million outstanding and the European manufacturing line had $19.6 million outstanding.

     The Company’s Canadian subsidiary did not meet an interest coverage ratio covenant related to the Canadian line of credit and has received a waiver for the quarter ended May 31, 2004.

     In accordance with customary business practices in Europe, the Company has $28.8 million in bank and third party performance, advance payment and warranty guarantee facilities, of which $17.8 million has been utilized as of May 31, 2004. To date no amounts have been drawn under these performance, advance payment and warranty guarantees.

     The Company has advanced $5.5 million to unconsolidated subsidiaries for working capital needs. The advances are secured by accounts receivable and inventory. The Company has guaranteed $4.0 million in third party debt for an unconsolidated subsidiary.

     The Company has entered into contingent rental assistance agreements, aggregating $16.9 million, on certain railcars subject to leases, that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods that range from one to eight years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three and nine months ended May 31, 2004, no accruals were made to cover estimated obligations as the balance was adequate to cover probable shortfalls. For the three and nine months ended May 31, 2003, $0.2 million and $1.0 million was accrued to cover estimated obligations. The remaining liability at May 31, 2004 is $0.1 million.

     Capital expenditures totaled $33.3 million and $8.5 million for the nine months ended May 31, 2004 and 2003. Of these capital expenditures, approximately $29.8 million and $3.7 million were attributable to leasing & services operations. Leasing & services capital expenditures for 2004 are expected to be approximately $33.0 million. Capital expenditures have increased as the Company replaces the maturing direct finance lease portfolio. Greenbrier

THE GREENBRIER COMPANIES, INC.

regularly sells assets from its lease fleet, some of which may have been purchased within the current year and included in capital expenditures.

     Approximately $3.5 million and $4.8 million of capital expenditures for the nine months ended May 31, 2004 and 2003 were attributable to manufacturing operations. Capital expenditures for manufacturing additions are expected to be approximately $9.0 million in 2004 and will be limited to expenditures necessary to further enhance efficiencies.

     Inventories of railcars held for sale or refurbishment increased $17.0 million from August 31, 2003 levels primarily as a result of new railcar production that is expected to be syndicated to third parties in the normal course of business. On August 31, 2003, inventory balances included $32.7 million in railcars delivered subject to contractual contingencies which were removed during the quarter ended May 31, 2004 allowing recognition of revenue on the transaction.

     Foreign operations give rise to risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. No provision has been made for credit loss due to counterparty non-performance.

     A dividend of $.06 per share was declared in July 2004 to be paid in August 2004. Future dividends are dependent upon the market outlook as well as earnings, capital requirements and the financial condition of the Company.

     Management expects existing funds and cash generated from operations, together with borrowings under existing credit facilities and long-term financing, to be sufficient to fund dividends, working capital needs, planned capital expenditures and expected debt repayments for the foreseeable future.

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

     These forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier’s control. The following are among the factors, particularly in North America and Europe, that could cause actual results or outcomes to differ materially from the forward-looking statements:

•	a delay or failure of acquisitions, products or services to compete successfully;

•	decreases in carrying value of assets due to impairment;

THE GREENBRIER COMPANIES, INC.

•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

•	changes in future maintenance requirements;

•	effects of local statutory accounting conventions on compliance with covenants in loan agreements or reporting of financial conditions or results of operations;

•	actual future costs and the availability of materials and a trained workforce;

•	availability of subcontractors;

•	steel price increases and scrap surcharges;

•	changes in product mix and the mix between manufacturing and leasing & services segment;

•	labor disputes, energy shortages or operating difficulties that might disrupt manufacturing operations or the flow of cargo;

•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of subcontractors or suppliers;

•	ability to obtain suitable contracts for railcars held for sale;

•	lower than anticipated residual values for leased equipment;

•	discovery of defects in railcars resulting in increased warranty cost or litigation;

•	resolution or outcome of pending litigation;

•	the ability to consummate expected sales;

•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under the contracts as anticipated;

•	financial condition of principal customers;

•	market acceptance of products;

•	ability to obtain insurance at acceptable rates;

•	competitive factors, including increased competition, introduction of competitive products and price pressures;

•	industry overcapacity;

•	shifts in market demand;

•	domestic and global business conditions and growth or reduction in the surface transportation industry;

•	domestic and global political, regulatory or economic conditions including such matters as terrorism, war or embargoes;

•	the effects of car hire deprescription on leasing revenue;

•	changes in interest rates;

•	changes in fuel and/or energy prices;

•	commodity price fluctuations;

•	availability of essential specialties or components, including steel castings, to permit manufacture of units on order;

•	ability to replace maturing lease revenue with revenue from growth of the lease fleet and management services; and

•	economic impacts from currency fluctuations in the Company’s worldwide operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

     In addition to the United States, Greenbrier has operations in Canada, Germany, Mexico and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate its exposure to transactions denominated in currencies other than the functional currency of each entity, Greenbrier enters into forward exchange contracts to protect its margin on a portion of its forecast foreign currency sales. At May 31, 2004, $119.2 million of forecast sales were hedged by forward exchange contracts. Because of the variety of currencies in which purchases

THE GREENBRIER COMPANIES, INC.

and sales are transacted, it is not possible to predict the impact of a movement in foreign currency exchange rates on future operating results. However, Greenbrier intends to continue to mitigate its exposure to foreign exchange gains or losses by entering into foreign exchange contracts.

     In addition to Greenbrier’s exposure to transaction gains or losses, the Company is also exposed to foreign currency exchange risk related to the net asset position of its foreign subsidiaries. At May 31, 2004, the net liabilities of foreign subsidiaries aggregated $7.6 million. At May 31, 2004, a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of $0.8 million, 0.5% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

Interest Rate Risk

     At May 31, 2004, Greenbrier’s exposure to interest rate risk is limited since approximately 77% of the Company’s debt has fixed interest rates. The Company actively manages its floating rate debt with interest rate swap agreements, effectively converting $67.3 million of variable rate debt to fixed rate debt at May 31, 2004. As a result, Greenbrier is only exposed to interest rate risk relating to its revolving debt and a small portion of its term debt. At May 31, 2004, a uniform 10% increase in interest rates would result in approximately $0.2 million of additional annual interest expense.

THE GREENBRIER COMPANIES, INC.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Changes In Internal Controls Over Financial Reporting

     There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended May 31, 2004 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

THE GREENBRIER COMPANIES, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There is hereby incorporated by reference the information disclosed in Note 11 to the unaudited Consolidated Financial Statements, Part I of this quarterly report.

Item 5. Other Information

     Certain provisions of the Stockholders’ Agreement between Alan James and William A. Furman, the Company’s founders, which required Messrs. James and Furman to vote their shares in concert, expired on July 1, 2004. In view of the expiration of these provisions, the Company is no longer considered a “controlled company” under newly adopted corporate governance rules of the New York Stock Exchange (NYSE). As required by the new rules, the Company is in the process of establishing a Nominating and Corporate Governance Committee of the Board of Directors and adopting a formal charter for the Compensation Committee of the Board of Directors. Prior to expiration of the applicable transition period on December 31, 2005, the Company anticipates that a majority of the members of the Board of Directors will be “independent directors” as required by NYSE rules.

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

     The Greenbrier Companies filed a Current Report on Form 8-K dated April 14, 2004 furnishing, under Item 12, a press release reporting the Company’s results of operations for the quarter ended February 29, 2004.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date:	July 14, 2004	By:	/s/ Larry G. Brady Larry G. Brady Senior Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)