Form 10-K
period 2004-08-31
GREENBRIER COMPANIES INC
filed 2004-11-12
CIK 923120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2004
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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Aggregate market value of the Registrant’s Common Stock held by non-affiliates as of February 27, 2004 (based on the closing price of such shares on such date) was $102,349,969.

The number of shares outstanding of the Registrant’s Common Stock on October 26, 2004 was 14,896,342, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Registrant’s Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held on January 11, 2005 are incorporated by reference into Part III of this Report.

The Greenbrier Companies, Inc.
Form 10-K

PART I

Forward-Looking Statements

From time to time, The Greenbrier Companies, Inc. (Greenbrier or the Company) or its representatives have made or may make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer, or various filings made by the Company with the Securities and Exchange Commission (SEC). These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

•	availability of financing sources and borrowing base for working capital, other business development activities, capital spending and railcar warehousing activities;

•	ability to renew or obtain sufficient lines of credit and performance guarantees on acceptable terms;

•	increased stockholder value;

•	increased competition;

•	share of new and existing markets;

•	increase or decrease in production;

•	continued ability to negotiate bank waivers;

•	ability to utilize beneficial tax strategies;

•	ability to grow lease fleet and management services business;

•	ability to obtain purchase orders which contain provision for the escalation of prices due to increased costs of materials and components;

•	ability to obtain adequate certification and licensing of products; and

•	short and long-term revenue and earnings effects of the above items.

These forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier’s control. The following are among the factors, particularly in North America and Europe, which could cause actual results or outcomes to differ materially from the forward-looking statements:

•	a delay or failure of acquisitions, products or services to compete successfully;

•	decreases in carrying value of assets due to impairment;

•	severance or other costs or charges associated with lay-offs, shutdowns or reducing the size and scope of operations;

•	changes in future maintenance requirements;

•	effects of local statutory accounting conventions on compliance with covenants in certain loan agreements;

•	actual future costs and the availability of materials and a trained workforce;

•	availability of subcontractors;

•	steel price increases, scrap surcharges and commodity price fluctuations and their impact on railcar demand and margins;

•	changes in product mix and the mix between manufacturing and leasing & services revenue;

•	labor disputes, energy shortages or operating difficulties that might disrupt manufacturing operations or the flow of cargo;

•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of sub-contractors or suppliers;

•	ability to obtain suitable contracts for railcars held for sale;

•	lower than anticipated residual values for leased equipment;

•	discovery of defects in railcars resulting in increased warranty costs or litigation;

•	resolution or outcome of pending litigation;

•	the ability to consummate expected sales;

•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and risks that customers may not purchase as much equipment under the contracts as anticipated;

•	financial condition of principal customers;

•	market acceptance of products;

•	ability to obtain insurance at acceptable rates;

•	competitive factors, including increased competition, introduction of competitive products and price pressures;

•	industry over-capacity;

•	shifts in market demand;

•	domestic and global business conditions and growth or reduction in the surface transportation industry;

•	domestic and global political, regulatory or economic conditions including such matters as terrorism, war or embargoes;

•	ability to adjust to the cyclical nature of the railcar industry;

•	the effects of car hire deprescription on leasing revenue;

•	changes in interest rates;

•	changes in fuel and/or energy prices;

•	availability and price of essential specialties or components, including steel castings, to permit manufacture of units on order;

•	ability to replace maturing lease revenue with revenue from additions to the lease fleet and management services; and

•	financial impacts from currency fluctuations in the Company’s worldwide operations.

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

Additional Information

Greenbrier files annual, quarterly and special reports, proxy statements and other information with the SEC. Stockholders may inspect and copy these materials at the Public Reference Room maintained by the SEC at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information on the operation of the public reference room. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. Copies of the Company’s annual, quarterly and special reports, Audit Committee Charter, Compensation Committee Charter, Code of Business Conduct, Nominating/Corporate Governance Committee Charter and the Company’s Corporate Governance Guidelines are available to stockholders without charge upon request to: Investor Relations, The Greenbrier Companies, Inc., One Centerpointe Drive, Suite 200, Lake Oswego, Oregon 97035 or on the Company’s website at http://www.gbrx.com. Information on the Company’s website is not incorporated by reference into the Form 10-K.

Item 1. BUSINESS

Introduction

Greenbrier is a leading supplier of transportation equipment and services to the railroad and related industries. Greenbrier operates in two primary business segments: manufacturing and leasing & services. The two business segments are operationally integrated. With operations in the United States, Canada, Mexico and Europe, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, tank cars, marine vessels and performs repair, refurbishment and maintenance activities for both intermodal and conventional railcars. The Company may also manufacture new freight cars through the use of unaffiliated subcontractors. The leasing & services segment owns approximately 11,000 railcars and performs management services for approximately 122,000 railcars for railroads, shippers, carriers and other leasing and transportation companies.

In August 2002, the Company’s Board of Directors committed to a plan to recapitalize European operations which consist of a railcar manufacturing plant in Swidnica, Poland and a railcar sales, design and engineering operation in Siegen, Germany. Following discussions with various potential investors, the Company signed a letter of intent with a private equity group, which was subject to certain contingencies and final negotiations. During the second quarter of 2004, Greenbrier discontinued discussions with the group, as the final negotiations proved unsatisfactory. As a result, Greenbrier has retained the European operations and the related financial results have been reclassified from discontinued operations to continuing operations for all periods presented.

Greenbrier is a Delaware corporation formed in 1981. The Company’s principal executive offices are located at One Centerpointe Drive, Suite 200, Lake Oswego, Oregon 97035, and its telephone number is (503) 684-7000.

Products and Services
Manufacturing

Manufacturing facilities are located in Portland, Oregon; Trenton, Nova Scotia; Swidnica, Poland and Sahagun, Mexico. Repair and refurbishment facilities and wheel shops are located at various locations throughout North America. Railcars are also manufactured through subcontractors in both North America and Europe.

Intermodal Railcars

Intermodal transportation is the movement of cargo in standardized containers or trailers. Intermodal containers and trailers are generally freely interchangeable among railcar, truck or ship, making it possible to move cargo in a single container or trailer from a point of origin to its final destination without the repeated loading and unloading of freight required by traditional shipping methods. A major innovation in intermodal transportation has been the double-stack railcar, which transports stacked containers on a single platform.

The double-stack railcar provides significant operating and capital savings over other types of intermodal railcars. These savings are the result of (i) increased train density (two containers are carried within the same longitudinal space conventionally used to carry one trailer or container); (ii) railcar weight reduction per container of up to 50%; (iii) easier terminal handling characteristics; (iv) reduced equipment costs of up to 40% over the cost of providing the same carrying capacity with conventional equipment; (v) better ride quality leading to reduced damage claims; and (vi) increased fuel efficiency resulting from weight reduction and improved aerodynamics. Greenbrier is the leading manufacturer of double-stack railcars with an estimated cumulative North American market share of approximately 60%.

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

European Railcars

The European product line includes a comprehensive line of pressurized tank cars for liquid petroleum gas (LPG) and ammonia and non-pressurized tank cars for light oil, chemicals and other products. A broad range of other types of freight cars, including flat cars, coil cars for the steel and metals market, coal cars for both the continent and United Kingdom market, gondolas, sliding wall cars and rolling highway cars are also manufactured.

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

Marine Vessel Fabrication

The Portland, Oregon manufacturing facility, located on a deep-water port on the Willamette River, includes marine facilities with the largest side-launch ways on the West Coast. The marine facilities also enhance steel plate burning and fabrication capacity providing flexibility for railcar production. Types of vessels manufactured include conventional deck barges, double-hull tank barges, railcar/deck barges, barges for aggregates and other heavy industrial products and ocean-going dump barges.

Leasing & Services

Greenbrier currently owns or provides management services for a fleet of approximately 133,000 railcars in North America, of which approximately 11,000 are owned with the remainder managed for railroads, shippers, carriers and other leasing and transportation companies. Management services include maintenance management, equipment management and accounting services. As equipment owner, Greenbrier participates in both the finance and the operating lease segments of the market. Lease payments received under the non-cancelable lease terms of direct finance leases generally cover substantially all of the equipment cost. The aggregate non-cancelable rental payments for equipment placed under operating leases do not fully amortize the acquisition costs of the leased equipment. As a result, the Company is subject to the customary risk that it may not be able to re-lease or sell equipment after the operating lease term expires. However, the Company believes it can effectively manage the risks typically associated with operating leases due to its railcar expertise and its refurbishing and re-marketing capabilities. Most of the leases are “full service” leases whereby Greenbrier is responsible for maintenance, taxes and administration. The fleet is maintained, in part, through Greenbrier’s own facilities and engineering and technical staff.

Assets from the owned lease fleet are periodically sold to take advantage of market conditions, manage risk and maintain liquidity.

	Fleet Profile
	As of August 31, 2004(1)
	Owned	Managed	Total
	Units	Units	Units
Customer Profile:
Class I Railroads	6,884	103,181	110,065
Non-Class I Railroads	2,084	10,982	13,066
Shipping Companies	973	1,476	2,449
Leasing Companies	342	7,026	7,368
Off-Lease	400	11	411

Total Units	10,683 (2)	122,676	133,359

(1)	Each platform of a railcar is treated as a separate unit.

(2)	Percent of owned units on lease is 96%; average age of owned units is 25 years.

Approximately one-third of the owned equipment in the lease fleet was acquired through an agreement with Union Pacific which contains a fixed-price purchase option exercisable upon lease expiration. Union Pacific has notified Greenbrier of its intention to exercise this option on all remaining railcars in this program over the next three years.

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

Prices for steel, the primary component in railcars, railcar specialty components and barges, have risen sharply this year and remain volatile as a result of increased costs of raw materials, strong demand, limited availability of scrap metal for steel processing and reduced capacity. Availability of scrap metal has been further limited by exports to China. As a result, steel and specialty component providers are charging scrap surcharges.

The available supply of rail castings to the industry has been adversely affected during the past two years as a result of reorganization and consolidation of domestic suppliers. During 2003, in an effort to minimize castings supply shortages, the Company acquired a minority ownership interest in a joint venture which leases and operates a foundry in Cicero, Illinois to produce castings for freight cars. This joint venture acquired a foundry in Alliance, Ohio which began casting production in January 2004. The supply of castings from these two facilities has helped the Company maintain planned production levels despite industry wide castings shortages. There have been no other significant interruptions in the supply of raw materials and specialty components in recent years.

In 2004, approximately 50% of domestic requirements for steel were purchased from Oregon Steel Mills, Inc., approximately 40% of the Canadian requirements were purchased from Algoma Steel, Inc. and approximately 50% of European steel requirements were purchased from Huta Katowice. The top ten suppliers for all inventory purchases accounted for approximately 30% of total purchases, of which no supplier accounted for more than 10% of inventory purchases. The Company believes it maintains good relationships with its suppliers.

Marketing and Product Development

A fully integrated marketing and sales effort is utilized whereby Greenbrier seeks to leverage relationships developed in both its manufacturing and leasing & services segments. The Company provides customers with a diverse range of equipment and financing alternatives designed to satisfy a customer’s unique needs whether the customer is buying new equipment, refurbishing existing equipment or seeking to outsource the maintenance or management of equipment. These custom programs may involve a combination of railcar products and financing, leasing, refurbishing and re-marketing services. In addition, the Company provides customized maintenance management, equipment management and accounting services.

Through customer relationships, insights are derived into the potential need for new products and services. Marketing and engineering personnel collaborate to evaluate opportunities and identify and develop new products. Research and development costs incurred for new product development during 2004, 2003 and 2002 were $3.0 million, $2.7 million and $3.2 million.

Customers and Backlog

Manufacturing and leasing & services customers include Class I railroads, regional and short-line railroads, other leasing companies, shippers, carriers and other transportation companies.

The Company’s railcar backlog at August 31:

	2004	2003	2002
New railcar backlog units(1)	13,100	10,700	5,200
Estimated value (in millions)	$760	$580	$280

(1)	Each platform of a railcar is treated as a separate unit.

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

In 2004, revenues from the two largest customers, TTX Company (TTX) and BNSF, accounted for approximately 39% and 12% of total revenues. Revenues from TTX accounted for 43% of manufacturing revenues. Revenues from BNSF and Union Pacific accounted for approximately 30% and 15% of leasing & services revenues. No other customers accounted for more than 10% of total, manufacturing or leasing & services revenues.

Competition

Greenbrier is affected by a variety of competitors in each of its principal business segments. There are currently six major railcar manufacturers competing in North America. Two of these producers build railcars principally for their own fleets and four producers — Trinity Industries, Inc., Johnstown America Corp., National Steel Car, Ltd., and the Company — compete principally in the general railcar market. Some of these producers have substantially greater resources than the Company. Greenbrier competes on the basis of type of product, reputation for quality, price, reliability of delivery and customer service and support. Competition in Europe, with 20 to 30 railcar producers, is more fragmented than in North America.

In railcar leasing, principal competitors in North America include The CIT Group, First Union Rail, GATX Corporation and General Electric Railcar Services.

Patents and Trademarks

Greenbrier pursues a proactive program for protection of intellectual property resulting from its research and development efforts and has obtained patent and trademark protection for significant intellectual property as it relates to its manufacturing business. The Company holds United States and foreign patents of varying duration and has several patent applications pending.

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

Regulation

The Federal Railroad Administration (FRA) in the United States and Transport Canada in Canada administer and enforce laws and regulations relating to railroad safety. These regulations govern equipment and safety appliance standards for freight cars and other rail equipment used in interstate commerce. The Association of American Railroads (AAR) promulgates a wide variety of rules and regulations governing the safety and design of equipment, relationships among railroads with respect to railcars in interchange and other matters. The AAR also certifies railcar builders, component manufacturers and repair and refurbishment facilities that provide equipment for use on North American railroads. The effect of these regulations is that the Company must maintain its certifications with the AAR as a railcar builder, repair and refurbishment facility and component manufacturer, and products sold and leased by the Company in North America must meet AAR, Transport Canada and FRA standards.

In Europe, many countries have deregulated their railroads, and the privatization process is underway. However, each country currently has its own regulatory body with different certification requirements.

Employees

As of August 31, 2004, Greenbrier had 3,713 full-time employees, consisting of 3,610 employees in manufacturing and 103 employees in leasing & services activities. A total of 803 employees at the manufacturing facility in Trenton, Nova Scotia, Canada are covered by collective bargaining agreements that expire in October 2006. At the manufacturing facility in Swidnica, Poland, 442 employees are represented by unions. A stock purchase plan is available for all North American employees. A discretionary bonus program is maintained for salaried and most hourly employees not covered by collective bargaining agreements. Greenbrier believes that its relations with its employees are generally good.

Item 2. PROPERTIES

The Company operates at the following facilities in North America and Europe:

Description	Size	Location	Status
Railcar and marine manufacturing facility and wheel reconditioning shop	63 acres including 908,000 sq. ft. of manufacturing space and a 750-ft. side-launch ways for launching ocean going vessels	Portland, Oregon	Owned
Railcar manufacturing facility	100 acres with 778,000 sq. ft. of manufacturing space	Trenton, Nova Scotia Canada	Owned
Railcar manufacturing facility	88 acres with 676,000 sq. ft. manufacturing space	Swidnica, Poland	Owned
Railcar manufacturing and wheel reconditioning shop	462,000 sq. ft. of manufacturing space, which includes a 152,000 sq. ft. wheel reconditioning shop	Sahagun, Mexico	Leased
Railcar repair facility	70 acres	Cleburne, Texas	Leased with purchase option
Railcar repair facility	40 acres	Finley, Washington	Leased with purchase option
Railcar repair facility	18 acres	Atchison, Kansas	Owned
Railcar repair facility	5.4 acres	Springfield, Oregon	Leased
Railcar repair facility	.9 acres	Modesto, California	Leased
Railcar repair facility	3.3 acres	Golden, Colorado	Leased
Wheel reconditioning shop	5.6 acres	Tacoma, Washington	Leased
Wheel reconditioning shop	.5 acres	Pine Bluff, Arkansas	Leased
Executive offices, railcar sales and leasing activities	37,000 sq. ft.	Lake Oswego, Oregon	Leased

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

Litigation was initiated in November 2001 in the Supreme Court of British Columbia in Vancouver, British Columbia by a customer, BC Rail Partnership, alleging breach of contract and negligent manufacture and design of railcars which were involved in a derailment. Upon motion of Greenbrier, and after appropriate appeals, the British Columbia Court of Appeals dismissed the proceedings on November 7, 2003. On April 20, 2004, the litigation was reinitiated by BC Rail Partnership in the Supreme Court of Nova Scotia. No trial date has been set.

Litigation was initiated on September 23, 2004, in the Multnomah County Circuit Court, State of Oregon. Two employees of the Company, on their own behalf and on behalf of others similarly situated, allege the Company failed to pay for hours worked in excess of forty hours per week, failed to provide adequate rest periods and failed to pay earned wages due after employment terminated. No trial date has been set.

In addition to the above litigation incurred in the ordinary course of business, on July 26, 2004, Alan James, Director and 29% shareholder of the Company, filed an action in the Court of Chancery of the State of Delaware against the Company and all of its directors other than Mr. James. The action seeks rescission of the Stockholders’ Rights Agreement adopted July 13, 2004, alleging, among other things, that directors breached their fiduciary duties in adopting the agreement and in doing so, breached the right of first refusal provisions of the Stockholders Agreement among Mr. James, William A. Furman and the Company. Mr. Furman is CEO, Director and 29% shareholder of the Company. The lawsuit does not seek monetary damages.

Management contends all the above claims are without merit and intends to vigorously defend its position. Accordingly, management believes that any ultimate liability resulting from the above litigation will not materially affect the Company’s Consolidated Financial Statements.

Litigation was initiated in 1998 in the Ontario Court of Justice in Toronto, Ontario by former shareholders of Interamerican Logistics, Inc. (Interamerican), which was acquired in the fall of 1996. The plaintiffs allege that Greenbrier violated the agreements pursuant to which it acquired ownership of Interamerican and seek damages aggregating $4.5 million Canadian ($3.4 million U.S. at August 31, 2004 exchange rates). A trial was set for October 2004; however, the parties have reached a binding settlement and are entering into a formal settlement agreement and mutual release. See Note 3 to the Consolidated Financial Statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Greenbrier’s common stock has been traded on the New York Stock Exchange under the symbol GBX since July 14, 1994. There were approximately 295 holders of record of common stock as of October 26, 2004. The following table shows the reported high and low sales price of Greenbrier’s common stock on the New York Stock Exchange.

	High	Low
2004
Fourth quarter	$24.12	$16.25
Third quarter	$18.55	$14.01
Second quarter	$20.25	$14.40
First quarter	$15.85	$12.25
2003
Fourth quarter	$14.94	$10.15
Third quarter	$10.65	$7.85
Second quarter	$8.48	$6.25
First quarter	$7.10	$4.10

Dividends of $.06 per share were declared in the fourth quarter of 2004. No dividends were declared in 2003. There is no assurance as to the payment of future dividends as they are dependent upon future earnings, capital requirements and the financial condition of the Company.

Certain loan covenants restrict the transfer of funds from the subsidiaries to the parent company in the form of cash dividends, loans or advances. The restricted net assets of subsidiaries amounted to $124.9 million as of August 31, 2004. Consolidated retained earnings of $4.6 million at August 31, 2004 were restricted as to the payment of dividends.

Equity Compensation Plan Information

The following table provides certain information as of August 31, 2004 with respect to the Company’s equity compensation plans under which equity securities of the Company are authorized for issuance.

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted average exercise	remaining available for
	outstanding options,	price of outstanding options,	future issuance under
Plan Category	warrants and rights	warrants and rights	equity compensation plans
Equity compensation plans approved by security holders(1)	294,650	$7.35	None

Equity compensation plans not approved by security holders	None	None	None

(1)	Includes the Stock Incentive Plan of 1994 (The 1994 Plan) and the Stock Incentive Plan — 2000 (The 2000 Plan).

Item 6. SELECTED FINANCIAL DATA

YEARS ENDED AUGUST 31,

(In thousands, except per share data)	2004		2003	2002		2001	2000
Statement of Operations Data
Revenue:
Manufacturing	$653,234		$461,882	$295,074		$513,012	$528,240
Leasing & services	76,217		70,443	72,250		80,986	91,189

	$729,451		$532,325	$367,324		$593,998	$619,429

Earnings (loss) from continuing operations	$20,039		$4,317	$(26,094)		$1,119	$14,354
Earnings from discontinued operations	739	(1)	—	—		—	—

Net earnings (loss)	$20,778		$4,317	$(26,094	)(2)	$1,119	$14,354

Basic earnings (loss) per common share:
Continuing operations	$1.38		$.31	$(1.85)		$.08	$1.01
Net earnings (loss)	$1.43		$.31	$(1.85)		$.08	$1.01
Diluted earnings (loss) per common share:
Continuing operations	$1.32		$.30	$(1.85)		$.08	$1.01
Net earnings (loss)	$1.37		$.30	$(1.85)		$.08	$1.01
Weighted average common shares outstanding:
Basic	14,569		14,138	14,121		14,151	14,227
Diluted	15,199		14,325	14,121		14,170	14,241
Cash dividends paid per share	$.06		$—	$.06		$.36	$.36
Balance Sheet Data
Cash and cash equivalents	$12,110		$77,298	$67,596		$77,299	$12,908
Inventories	$113,122		$105,652	$96,173		$94,581	$127,484
Leased equipment(3)	$183,502		$181,162	$221,867		$253,702	$246,854
Total assets	$508,753		$538,948	$527,446		$606,180	$584,109
Revolving notes	$8,947		$21,317	$25,820		$32,986	$13,019
Accounts payable and accrued liabilities	$178,550		$150,874	$116,609		$113,424	$141,311
Notes payable	$97,513		$117,989	$144,131		$177,575	$159,363
Subordinated debt	$14,942		$20,921	$27,069		$37,491	$37,748
Stockholders’ equity	$139,289		$111,142	$103,139		$134,109	$141,615

(1)	Consists of a reduction in loss contingency associated with the settlement of litigation relating to the logistics business that was discontinued in 1998. See Note 3 to the Consolidated Financial Statements.

(2)	Includes $11.5 million (net of tax) of special charges, which principally relate to restructuring and write-down of European operations.

(3)	Includes investment in direct finance leases and equipment on operating leases.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Greenbrier currently operates in two primary business segments: manufacturing and leasing & services. From operations in the United States, Canada, Mexico and Europe, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, tank cars, marine vessels and performs railcar repair, refurbishment and maintenance activities. The Company may also manufacture new freight cars through the use of unaffiliated subcontractors. The leasing & services segment owns approximately 11,000 railcars and provides management services for approximately 122,000 railcars for railroads, shippers, carriers and other leasing and transportation companies. The two business segments are operationally integrated. Segment performance is evaluated based on margin.

In 2004, the Company benefited from the continued economic recovery and growth in demand for railroad freight cars. Improvements in the North American economy have created increased rail traffic, which combined with the aging of the industry’s railcar fleet, has resulted in an increased demand for railcars. North American industry railcar orders for the first three quarters of calendar year 2004 were 58,047 cars, compared to 47,249 cars in the entire calendar year 2003 and 28,457 cars in the entire calendar year 2002. Greenbrier was able to obtain 15% of these orders for the first three quarters of calendar 2004, and 28% and 23% of all new orders in calendar years 2003 and 2002.

North American industry backlog at September 30, 2004 was 61,052 cars, the highest level since 1998. Greenbrier has approximately 19% of this backlog, which exceeds the Company’s estimated industry capacity of 15%.

Prices for steel, the primary component of railcars and barges, have risen sharply this year and remain volatile as a result of increased costs of raw materials, strong demand, limited availability of scrap metal for steel processing and reduced capacity. Availability of scrap metal has been further limited by exports to China. As a result, steel providers are charging scrap surcharges. In addition, the price and availability of other railcar components, which are a product of steel, have been adversely affected by the steel issues. A portion of the sales agreements for railcars in backlog are fixed price contracts which do not contain escalation clauses in the event of increased prices for steel or other component parts. Greenbrier has initiated a plan to aggressively manage steel and scrap surcharge issues with customers and suppliers through negotiation and pass-through of costs where possible. Increases in prices, surcharges or availability of raw materials may impact the Company’s margins and production schedules in future periods.

The available supply of rail castings to the industry has been adversely affected during the past two years as a result of the reorganization and consolidation of domestic suppliers. During 2003, in an effort to minimize castings supply shortages, the Company acquired a minority ownership interest in a joint venture, accounted for under the equity method, which leases and operates a foundry in Cicero, Illinois to produce castings for freight cars. This joint venture also acquired a foundry in Alliance, Ohio which began casting production in January 2004. The supply of castings from these two facilities has helped the Company maintain levels of production despite industry wide castings shortages.

In August 2002, the Company’s Board of Directors committed to a plan to recapitalize European operations which consist of a railcar manufacturing plant in Swidnica, Poland and a railcar sales, design and engineering operation in Siegen, Germany. Following discussions with various potential investors, the Company signed a letter of intent with a private equity group which was subject to certain contingencies and final negotiations. During the second quarter of 2004, Greenbrier discontinued discussions with the group, as the final negotiations proved unsatisfactory. As a result, Greenbrier has retained the European operations and the related financial results have been reclassified from discontinued operations to continuing operations for all periods presented.

Results of Operations

Overview

Total revenue was $729.5 million, $532.3 million and $367.3 million for the years ended August 31, 2004, 2003 and 2002. Earnings for 2004 and 2003 were $20.8 million or $1.37 per diluted common share and $4.3 million or $0.30 per diluted common share. Net loss for 2002 was $26.1 million or $1.85 per diluted common share.

Manufacturing Segment

Manufacturing revenue includes new railcar, marine, refurbishment and maintenance activities. New railcar delivery and backlog information disclosed herein includes all facilities, including subcontracted production and the Mexico joint venture that is accounted for by the equity method.

Manufacturing revenue was $653.2 million, $461.9 million and $295.1 million for the years ended 2004, 2003 and 2002. Railcar deliveries, which are the primary source of manufacturing revenue, were approximately 10,800 units in 2004 compared to 6,500 units in 2003 and 4,100 units in 2002. Deliveries in 2004, 2003 and 2002 include approximately 900, 400 and 400 units delivered from the Mexican joint venture accounted for under the equity method. Current year deliveries also include 600 units produced in the prior year for which revenue recognition had been deferred pending removal of contractual contingencies that were removed in 2004. Manufacturing revenue increased $191.3 million, or 41.4%, in 2004 from 2003 principally due to increased new railcar deliveries offset by units with a lower average sales value. Deliveries in 2004 consisted of 63% intermodal railcars and 37% conventional railcars compared to 48% intermodal railcars and 52% conventional railcars in 2003. Intermodal railcars generally have selling prices that average 65% to 75% of that of conventional railcars. Manufacturing revenue increased $166.8 million, or 56.5%, in 2003 from 2002 due to increased deliveries in response to improvements in the demand for railcars, obtaining certification on certain railcars which were produced in a prior period, slightly offset by a product mix with a lower average unit sales value.

As of August 31, 2004, the Company’s backlog of new railcars to be manufactured for sale and lease was approximately 13,100 railcars with an estimated value of $760 million. Even with increasing production and deliveries, backlog has increased significantly over the prior year as the railcar market continues to recover. Backlog as of August 31, 2003 was 10,700 railcars with a value of $580 million.

Manufacturing margin increased to 8.9% in 2004 from 8.1% in 2003 due to efficiencies associated with higher volumes and long production runs and an improved pricing environment, offset partially by steel price increases and steel scrap surcharges. The primary factors for the increase in margin from 5.8% in 2002 to 8.1% in 2003 were efficiencies associated with higher production rates, a favorable shift in product mix and lower depreciation and amortization, offset somewhat by costs related to production delays associated with a patent litigation. The factors influencing cost of revenue and gross margin in a given period include order size (which affects economies of plant utilization), production rates, product mix, changes in manufacturing costs, product pricing and currency exchange rates.

Leasing & Services Segment

Leasing & services revenue was $76.2 million, $70.4 million and $72.3 million for the years ended 2004, 2003 and 2002. The increase in revenue in 2004 from 2003 was primarily the result of margin realized on the sale of new railcars produced by an unconsolidated subsidiary, growth of the operating lease portfolio, increased utilization of the lease fleet and reductions in rental assistance guarantees, offset partially by the effects of the maturation of the direct finance lease portfolio. The decrease in leasing & services revenue from 2002 to 2003 is due to a number of factors including maturation of the direct finance lease portfolio, increased pressure on lease renewal rates and a reduction of gains on sale of equipment from the lease fleet, offset partially by reductions of accruals for rental assistance guarantees and increased utilization of the car hire lease fleet.

Pre-tax earnings realized on the disposition of leased equipment amounted to $0.6 million during 2004 compared to $0.5 million in 2003 and $0.9 million in 2002. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.

Approximately one-third of the owned equipment in the lease fleet was acquired through an agreement with Union Pacific, which contains a fixed price purchase option exercisable upon lease expiration. Union Pacific has notified Greenbrier of their intention to exercise this option on all remaining railcars in this program. As these leases mature over the next three years, related leasing revenue will continue to decline. Revenue may be replaced by growth of the lease fleet and management services.

Approximately one-third of leasing & services revenue is derived from “car hire” which is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue. Car hire revenue amounted to $27.2 million, $24.3 million and $19.8 million in 2004, 2003 and 2002.

Leasing & services margin, as a percentage of revenue, was 44.6% in 2004 compared to 38.1% in both 2003 and 2002. Margins have increased in 2004 as a result of margins realized on the sale of railcars produced by an unconsolidated subsidiary, increased utilization of the owned lease fleet, growth of the operating lease fleet with leases that are higher margin than maturing direct finance leases and reductions in rental assistance guarantee costs.

Other costs

Selling and administrative expense was $48.3 million, $40.0 million and $39.1 million in 2004, 2003 and 2002. The $8.3 million increase from 2003 to 2004 is primarily the result of consulting associated with strategic initiatives, compliance with Sarbanes-Oxley legislation, increases in incentive compensation associated with improved financial results and other employee costs. The $0.9 million increase from 2002 to 2003 is primarily the result of professional fees associated with strategic initiatives and litigation, partially offset by reduction of amortization as a result of the revaluation to fair market value of certain assets in Europe. Selling and administrative expense as a percentage of revenue in 2004 was 6.6% compared to 7.5% in 2003 and 10.6% in 2002. The declining ratio is primarily due to continued efforts to control costs and increasing revenues.

Interest and foreign exchange was $11.5 million, $13.6 million and $19.0 million in 2004, 2003 and 2002. Decreases were primarily the result of lower outstanding debt balances due to scheduled repayments of debt.

Special charges of $1.2 million were incurred in 2004. These charges consist of a $7.5 million write-off of the remaining balance of European designs and patents partially offset by a $6.3 million reduction of purchase price liabilities associated with the settlement of arbitration on the acquisition of European designs and patents.

Pre-tax special charges of $33.8 million were incurred during 2002. These costs included $3.0 million for severance costs associated with North American operations and legal and professional fees, $2.3 million associated with a restructuring plan to decrease operating expenses, consolidate offices and reduce the scale of European operations, a $14.8 million impairment write-down of European railcar designs and patents and $13.7 million for various European asset write-downs to fair market value.

Income tax expense or benefit for all periods presented represents a statutory tax rate of 42.0% on United States operations and varying effective tax rates on foreign operations. The effective tax rate was 29.2%, 42.2% and 49.9% for 2004, 2003 and 2002. The fluctuations in effective tax rates are due to the geographical mix of pre-tax earnings and losses. The Polish operations generated loss carry-forwards in prior periods that were utilized to offset current year earnings in Poland. No tax benefit was recognized in prior periods for these losses. In addition, special charges in 2004 include a $6.3 million non-taxable purchase price adjustment relating to the purchase of European designs and patents.

Equity in loss of unconsolidated subsidiaries increased $0.1 million from 2003 to 2004. This is a result of startup costs and temporary plant shutdowns associated with equipment issues at the castings joint venture that began production in 2004, partially offset by improved operating results from the Mexican railcar manufacturing joint venture due to higher production levels as the plant was operating for the entire year. Equity in loss of unconsolidated subsidiaries decreased $0.7 million for 2003 as compared to 2002 as a result of higher production levels and favorable exchange rates at the Mexican railcar manufacturing joint venture. The plant resumed deliveries in May 2003 after a shutdown that began in January 2002.

Liquidity and Capital Resources

Greenbrier has been financed through cash generated from operations and borrowings. At August 31, 2004, cash decreased $65.2 million to $12.1 million from $77.3 million at the prior year end. The $65.2 million decrease was due to $14.0 million used in operating activities, $15.2 million used in investing activities and $36.0 million used in financing activities.

Cash used in operations for the year ended August 31, 2004, was $14.0 million compared to cash provided by operations of $28.3 million in 2003 and $22.6 million in 2002. The increase in usage from 2003 to 2004 is primarily due to a $20.4 million participation payment in accordance with the defined payment schedule under an agreement with Union Pacific, increases in inventory and accounts receivable, offset partially by increases in accounts payable. Inventory increases resulted from higher production levels, certification issues on certain cars in Europe, two barges in process that are accounted for under the completed contract method and railcars that will be sold to third party customers in the normal course of business. Increases in the accounts receivable balances are due to increases in production levels, varying customer payment terms and a $35.7 million receivable from an unconsolidated subsidiary for inventory purchases. Increases in accounts payable balances are associated with inventory purchases to support increased production levels and for purchases made in August 2004 for an unconsolidated subsidiary to take advantage of centralized purchasing opportunities.

Cash used in investing activities for the year ended August 31, 2004 of $15.2 million compared to cash provided by investing activities of $17.9 million in 2003 and $20.2 million in 2002. The increased usage in 2004 was primarily the result of $35.8 million in purchases of railcars for the lease fleet to replace the maturing direct finance lease portfolio compared to purchases of $4.5 million and $18.4 million in 2003 and 2002. Cash used for lease fleet additions was offset by proceeds from equipment sales of $16.2 million in 2004 and $24.0 million in both 2003 and 2002 and reduced principal payments received on finance leases due to the maturation of the portfolio.

Cash used in financing activities of $36.0 million for the year ended August 31 2004 compared to $36.6 million in the same period in 2003 and $52.4 million for 2002. The reduction was primarily due to lower scheduled repayments of borrowings as $27.5 million in term debt and subordinated debt was repaid in 2004 compared to $40.2 million in 2003 and $48.7 million in 2002.

All amounts originating in foreign currency have been translated at the August 31, 2004 exchange rate for the following discussion. Credit facilities aggregated $136.0 million as of August 31, 2004. Available borrowings under the credit facilities are principally based upon defined levels of receivables, inventory and leased equipment, which at August 31, 2004 levels would provide for maximum borrowing of $125.2 million. A $60.0 million revolving line of credit is available through January 2006 to provide working capital and interim financing of equipment for the leasing & services operations. A $35.0 million line of credit to be used for working capital is available through March 2006 for United States manufacturing operations. A $19.1 million line of credit is available through October 2005 for working capital for Canadian manufacturing operations. Lines of credit totaling $21.9 million are available principally through June 2005 for working capital for European manufacturing operations. Advances under the lines of credit bear interest at rates that vary depending on the type of borrowing and certain defined ratios. At August 31, 2004, there were no borrowings outstanding under the United States manufacturing, Canadian manufacturing and leasing & services lines. Outstanding borrowings under the European manufacturing line were $8.9 million.

In accordance with customary business practices in Europe, the Company has $36.6 million in bank and third party performance, advance payment and warranty guarantee facilities, of which $22.0 million has been utilized as of August 31, 2004. To date no amounts have been drawn under these performance, advance payment and warranty guarantee facilities.

In 1990, an agreement was entered into for the purchase, refurbishment and lease of over 10,000 used railcars between 1990 and 1997. The agreement provides that, under certain conditions, the seller will receive a percentage of defined earnings of a subsidiary, and further defines the period when such payments are to be made. Such amounts, referred to as participation, are accrued when earned, charged to leasing & services cost of revenue, and unpaid amounts are included as participation in the Consolidated Balance Sheets. Participation expense was $1.7 million, $2.7 million and $4.8 million in 2004, 2003 and 2002. Payment of participation was $20.4 million in 2004 and is estimated to be $16.2 million in 2005, $11.1 million in 2006, $8.6 million in 2007, $3.9 million in 2008 and $0.7 million in 2009 and $0.7 million thereafter.

The Company has entered into contingent rental assistance agreements, aggregating a maximum of $16.6 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods that range from one to eight years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the year ended August 31, 2004 no accruals were made to cover estimated future obligations, as the remaining liability of $0.1 million was believed to be adequate. For the years ended August 31, 2003 and 2002, $0.9 million and $1.6 million was accrued.

The Company has advanced $5.7 million in long-term advances to unconsolidated subsidiaries for working capital needs. The advances are secured by accounts receivable and inventory. The Company has also guaranteed $3.5 million in third party debt for an unconsolidated subsidiary.

Capital expenditures totaled $43.0 million, $11.9 million and $22.7 million in 2004, 2003 and 2002. Of these capital expenditures, approximately $35.8 million, $4.5 million and $18.4 million in 2004, 2003 and 2002 were attributable to leasing & services operations. Leasing & services capital expenditures for 2005 are expected to be approximately $30.0 million. Greenbrier regularly sells assets from its lease fleet, some of which may have been purchased within the current year and included in capital expenditures.

Approximately $7.2 million, $7.4 million and $4.3 million of capital expenditures for 2004, 2003 and 2002 were attributable to manufacturing operations. Capital expenditures for manufacturing are expected to be approximately $12.0 million in 2005.

Foreign operations give rise to risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. No provision has been made for credit loss due to counterparty non-performance.

A dividend of $.06 per share was declared and paid in the fourth quarter of 2004. No dividends were paid during 2003, consistent with the Company’s policy to manage cash flow and liquidity during the downturn in the railcar industry. A dividend of $.06 per share was declared in the first quarter and paid in the second quarter of 2002. Future dividends are dependent upon the market outlook as well as earnings, capital requirements and financial condition of the Company.

Certain loan covenants restrict the transfer of funds from subsidiaries to the parent company in the form of cash dividends, loans or advances. The restricted net assets of subsidiaries amounted to $124.9 million as of August 31, 2004. Consolidated retained earnings of $4.6 million at August 31, 2004 were restricted as to the payment of dividends.

Management expects existing funds and cash generated from operations, together with borrowings under existing credit facilities and long term financing, to be sufficient to fund dividends, if any, working capital needs, planned capital expenditures and scheduled debt repayments for the foreseeable future.

The following table shows the Company’s estimated future contractual cash obligations as of August 31, 2004:

	Year Ending
(In thousands)	Total	2005	2006	2007	2008	2009	Thereafter
Notes payable	$97,513	$14,868	$22,213	$8,268	$15,820	$7,988	$28,356
Participation	41,237	16,219	11,124	8,577	3,948	681	688
Railcar operating leases	16,058	5,531	4,703	3,040	1,807	977	—
Other operating leases	13,356	3,333	2,824	2,338	1,720	1,704	1,437
Revolving notes	8,947	8,947	—	—	—	—	—
Purchase commitments	73,694	73,694	—	—	—	—	—

	$250,805	$122,592	$40,864	$22,223	$23,295	$11,350	$30,481

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are likely to have a material current or future effect on the Company’s Consolidated Financial Statements.

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

Impairment of long-lived assets - When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets will be evaluated for impairment. If the forecast undiscounted future cash flows are less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to fair value will be recognized.

Income taxes - For financial reporting purposes, income tax expense is estimated based on planned income tax return filings. The amounts anticipated to be reported in those filings may change between the time the financial statements are prepared and the time the tax returns are filed. Further, because tax filings are subject to review by taxing authorities, there is also the risk that a position taken in preparing a tax return may be challenged by a taxing authority. If the taxing authority is successful in asserting their position, differences in tax expense or between current and deferred tax items may arise in future periods. Such differences, which could have a material impact on Greenbrier’s financial statements, would be reflected in the financial statements when management considers them probable of occurring and the amount reasonably estimable. Valuation allowances reduce deferred assets to an amount that will more likely than not be realized. Management’s estimates of the Company’s ability to realize deferred tax assets is based on the information available at the time the financial statements are prepared and may include estimates of future income and other assumptions that are inherently uncertain.

Maintenance obligations - The Company is responsible for maintenance on a portion of the managed and owned lease fleet under the terms of maintenance obligations defined in the underlying lease or management agreement. The estimated liability is based on maintenance histories for each type and age of car. The liability is periodically reviewed and updated based on maintenance trends and known future repair or refurbishment requirements.

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

Contingent rental assistance - The Company has entered into contingent rental assistance agreements on certain railcars, subject to leases, that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods that range from one to eight years. A liability is established when management believes that it is probable that a rental shortfall will occur and the amount can be estimated.

Revenue recognition - Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Railcars are generally manufactured, repaired or refurbished under firm orders from third parties, and revenue is recognized when the cars are completed, accepted by an unaffiliated customer and contractual contingencies removed. Greenbrier may also manufacture railcars prior to receipt of firm orders, build railcars under lease which are then sold to a third party leasing company and may also build railcars for its own lease fleet. Railcars produced in a given period may be delivered in subsequent periods, delaying revenue recognition. Revenue does not include sales of new railcars to, or refurbishment services performed for, the leasing & services segment since intercompany transactions are eliminated in preparing the Consolidated Financial Statements. The margin generated from such sales or refurbishment activity is realized by the leasing & services segment over the related life of the asset or upon sale of the equipment to a third party.

Marine revenues are either recognized on the percentage of completion method during the construction period or completed contract method based on the terms of the contract. Direct finance lease revenue is recognized over the lease term in a manner that produces a constant rate of return on the net investment in the lease. Operating lease revenue is recognized as earned under the lease terms. Certain leases are operated under car hire arrangements whereby revenue is earned based on utilization, car hire rates and terms specified in the lease agreement. Car hire revenue is reported from a third party source two months in arrears, however, such revenue is accrued in the month earned based on estimates of use from historical activity and is adjusted to actual as reported. Such adjustments have historically not been significantly different from the estimates.

Initial Adoption of Accounting Policies

Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was adopted as of September 1, 2003. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and generally requires an entity to classify a financial instrument that falls within this scope as a liability. Other than the change in description of a preferred stock interest in a subsidiary that had been previously described as “Minority interest” to “Subsidiary shares subject to mandatory redemption”, the adoption of SFAS No. 150 had no effect on the Company’s Consolidated Financial Statements.

Financial Accounting Standards Board (FASB) Interpretation (FIN) 46, Consolidation of Variable Interest Entities, as amended by FIN 46R was adopted during the third quarter of 2004. FIN 46 requires consolidation where there is a controlling financial interest in a variable interest entity, previously referred to as a special purpose entity and certain other entities. The adoption of FIN 46R had no effect on the Company’s Consolidated Financial Statements.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Greenbrier has operations in Canada, Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate its exposure to transactions denominated in currencies other than the functional currency of each entity, the Company enters into forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At August 31, 2004, the Company has entered into $102.3 million of forward exchange contracts. Because of the variety of currencies in which purchases and sales are transacted, it is not possible to predict the impact of a movement in foreign currency exchange rates on future operating results.

In addition to exposure to transaction gains or losses, the Company is also exposed to foreign currency exchange risk related to the net asset position of foreign subsidiaries. At August 31, 2004, the net assets of foreign subsidiaries aggregated $23.6 million and a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of $2.4 million, or 1.7% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

Interest Rate Risk

The Company has managed its floating rate debt with interest rate swap agreements, effectively converting $65.3 million of variable rate debt to fixed rate debt. At August 31, 2004, the exposure to interest rate risk is limited since approximately 80% of the Company’s debt has fixed interest rates. As a result, Greenbrier is only exposed to interest rate risk relating to its revolving debt and a small portion of term debt. At August 31, 2004, a uniform 10% increase in interest rates would result in approximately $0.1 million of additional annual interest expense.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
AUGUST 31,

(In thousands, except per share amounts)	2004	2003
Assets
Cash and cash equivalents	$12,110	$77,298
Restricted cash	1,085	5,434
Accounts and notes receivable	120,007	80,197
Inventories	113,122	105,652
Investment in direct finance leases	21,244	41,821
Equipment on operating leases	162,258	139,341
Property, plant and equipment	56,415	58,385
Other	22,512	30,820

	$508,753	$538,948

Liabilities and Stockholders’ Equity
Revolving notes	$8,947	$21,317
Accounts payable and accrued liabilities	178,550	150,874
Participation	37,107	55,901
Deferred income tax	26,109	16,127
Deferred revenue	2,550	39,779
Notes payable	97,513	117,989
Subordinated debt	14,942	20,921
Subsidiary shares subject to mandatory redemption	3,746	4,898
Commitments and contingencies (Notes 23 & 24)	—	—
Stockholders’ equity:
Preferred stock — $0.001 par value; 25,000 shares authorized; none outstanding
Common stock — $0.001 par value; 50,000 shares authorized; 14,884 and 14,312 outstanding at August 31, 2004 and 2003	15	14
Additional paid-in capital	57,165	51,073
Retained earnings	88,054	68,165
Accumulated other comprehensive loss	(5,945)	(8,110)

	139,289	111,142

	$508,753	$538,948

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations

YEARS ENDED AUGUST 31,

(In thousands, except per share amounts)	2004	2003	2002
Revenue
Manufacturing	$653,234	$461,882	$295,074
Leasing & services	76,217	70,443	72,250

	729,451	532,325	367,324
Cost of revenue
Manufacturing	595,026	424,378	278,007
Leasing & services	42,241	43,609	44,694

	637,267	467,987	322,701
Margin	92,184	64,338	44,623
Other costs
Selling and administrative expense	48,288	39,962	39,053
Interest and foreign exchange	11,468	13,618	18,998
Special charges	1,234	—	33,802

	60,990	53,580	91,853
Earnings (loss) before income tax and equity in unconsolidated subsidiaries	31,194	10,758	(47,230)
Income tax benefit (expense)	(9,119)	(4,543)	23,587

Earnings (loss) before equity in unconsolidated subsidiaries	22,075	6,215	(23,643)
Minority interest	—	—	127
Equity in loss of unconsolidated subsidiaries	(2,036)	(1,898)	(2,578)

Earnings (loss) from continuing operations	20,039	4,317	(26,094)
Earnings from discontinued operations (net of tax)	739	—	—

Net earnings (loss)	$20,778	$4,317	$(26,094)

Basic earnings (loss) per common share:
Continuing operations	$1.38	$0.31	$(1.85)
Discontinued operations	0.05	—	—

	$1.43	$0.31	$(1.85)

Diluted earnings (loss) per common share:
Continuing operations	$1.32	$0.30	$(1.85)
Discontinued operations	0.05	—	—

	$1.37	$0.30	$(1.85)

Weighted average common shares:
Basic	14,569	14,138	14,121
Diluted	15,199	14,325	14,121

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

					Accumulated
			Additional		Other	Total
(In thousands, except per	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance September 1, 2001	14,121	$14	$49,290	$90,789	$(5,984)	$134,109
Net loss	—	—	—	(26,094)	—	(26,094)
Translation adjustment (net of tax effect)	—	—	—	—	(808)	(808)
Reclassification of derivative financial instruments recognized in net loss (net of tax effect)	—	—	—	—	(1,850)	(1,850)
Unrealized loss on derivative financial instruments (net of tax effect)	—	—	—	—	(1,357)	(1,357)

Comprehensive loss						(30,109)
Other	—	—	(14)	—	—	(14)
Cash dividends $(0.06 per share)	—	—	—	(847)	—	(847)

Balance August 31, 2002	14,121	14	49,276	63,848	(9,999)	103,139
Net earnings	—	—	—	4,317	—	4,317
Translation adjustment (net of tax effect)	—	—	—	—	(699)	(699)
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	—	—	—	—	(2,071)	(2,071)
Unrealized gain on derivative financial instruments (net of tax effect)	—	—	—	—	4,659	4,659

Comprehensive income						6,206
Stock options exercised	191	—	1,797	—	—	1,797

Balance August 31, 2003	14,312	14	51,073	68,165	(8,110)	111,142
Net earnings	—	—	—	20,778	—	20,778
Translation adjustment (net of tax effect)	—	—	—	—	444	444
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	—	—	—	—	(3,865)	(3,865)
Unrealized gain on derivative financial instruments (net of tax effect)	—	—	—	—	5,586	5,586

Comprehensive income						22,943
Cash dividends $(0.06 per share)				(889)		(889)
Stock options exercised	572	1	6,092	—	—	6,093

Balance August 31, 2004	14,884	$15	$57,165	$88,054	$(5,945)	$139,289

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
YEARS ENDED AUGUST 31,

(In thousands)	2004	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$20,778	$4,317	$(26,094)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Earnings from discontinued operations	(739)	—	—
Deferred income taxes	9,472	2,304	(13,097)
Depreciation and amortization	20,840	18,711	23,497
Gain on sales of equipment	(629)	(454)	(910)
Special charges	1,234	—	33,802
Other	2,873	1,830	(2,792)
Decrease (increase) in assets:
Accounts and notes receivable	(38,570)	(25,419)	(4,167)
Inventories	(11,089)	(12,592)	(3,780)
Other	2,367	1,000	4,210
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	35,177	34,162	(2,098)
Participation	(18,794)	(5,094)	22
Deferred revenue	(36,975)	9,574	14,045

Net cash provided by (used in) operating activities	(14,055)	28,339	22,638

Cash flows from investing activities:
Principal payments received under direct finance leases	9,461	14,294	18,828
Proceeds from sales of equipment	16,217	23,954	24,042
Investment in and advances to unconsolidated subsidiaries	(2,240)	(3,126)	—
Decrease (increase) in restricted cash	4,349	(5,300)	(40)
Capital expenditures	(42,959)	(11,895)	(22,659)

Net cash provided by (used in) investing activities	(15,172)	17,927	20,171

Cash flows from financing activities:
Changes in revolving notes	(12,370)	(4,503)	(7,166)
Proceeds from notes payable	—	6,348	4,285
Repayments of notes payable	(21,539)	(34,058)	(38,268)
Repayments of subordinated debt	(5,979)	(6,148)	(10,422)
Dividends	(889)	—	(847)
Proceeds from exercise of stock options	6,093	1,797	—
Purchase of subsidiary’s shares subject to mandatory redemption	(1,277)	—	—

Net cash used in financing activities	(35,961)	(36,564)	(52,418)

Increase (decrease) in cash and cash equivalents	(65,188)	9,702	(9,609)
Cash and cash equivalents
Beginning of period	77,298	67,596	77,205

End of period	$12,110	$77,298	$67,596

Cash paid during the period for:
Interest	$11,376	$13,789	$18,892
Income taxes	$5,892	$3,723	$919

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1 — Nature of Operations

The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) currently operates in two primary business segments: manufacturing and leasing & services. The two business segments are operationally integrated. With operations in the United States, Canada, Mexico and Europe, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, tank cars, marine vessels and performs railcar refurbishment and maintenance activities. The leasing & services segment owns approximately 11,000 railcars and performs management services for approximately 122,000 railcars for railroads, shipper carriers and other leasing and transportation companies.

Discontinued Operations Subsequently Retained — In August 2002, the Company’s Board of Directors committed to a plan to recapitalize operations in Europe, which consist of a railcar manufacturing plant in Swidnica, Poland and a railcar sales, design and engineering operation in Siegen, Germany. Accordingly, the Company classified its European operations as discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, for 2002, 2003 and the first quarter of 2004.

Following discussions with various potential investors, the Company signed a letter of intent, which was subject to certain contingencies and final negotiations. During the second quarter of 2004, Greenbrier discontinued discussions with the group as final negotiations proved unsatisfactory. As a result, Greenbrier has retained the European operations and the related financial results have been reclassified from discontinued operations to continuing operations for all periods presented.

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

Foreign currency translation — Operations outside the United States prepare financial statements in currencies other than the United States dollar. Revenues and expenses are translated at average exchange rates for the year, while assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of stockholders’ equity and other comprehensive income (loss).

Cash and cash equivalents — Cash is temporarily invested primarily in bankers’ acceptances, United States Treasury bills, commercial paper and money market funds. All highly-liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents.

Restricted cash — Restricted cash is primarily cash assigned as collateral for European performance guarantees.

Accounts Receivable — Accounts receivables are stated net of allowance for doubtful accounts of $1.5 million and $1.3 million as of August 31, 2004 and 2003. Accounts receivable for the years ended August 31, 2004 and 2003 includes a $35.7 million and $7.7 million receivable from an unconsolidated subsidiary.

Inventories — Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor, and overhead. Assets held for sale or refurbishment consist of railcars, carried at cost, that will either be sold or refurbished and placed on lease.

Equipment on operating leases — Equipment on operating leases is stated at cost. Depreciation to estimated salvage value is provided on the straight-line method over the estimated useful lives of up to thirty-five years.

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

Maintenance obligations — The Company is responsible for maintenance on a portion of the managed and owned lease fleet under the terms defined in the underlying lease or management agreement. The estimated liability is based on maintenance histories for each type and age of railcar. The liability is periodically reviewed and updated based on maintenance trends and known future repair or refurbishment requirements.

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

Contingent rental assistance — The Company has entered into contingent rental assistance agreements on certain railcars, subject to leases, that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods that range from one to eight years. A liability is established when management believes that it is probable that a rental shortfall will occur and the amount can be estimated. Any future contracts would use the guidance required by Financial Accounting Standard Board (FASB) Interpretation (FIN) 45.

Income taxes — The liability method is used to account for income taxes. Deferred income taxes are provided for the temporary effects of differences between assets and liabilities recognized for financial statement and income tax reporting purposes. Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized. The Company also provides for income tax contingencies when management considers them probable of occurring and reasonably estimable.

Minority interest — Minority interest represents the undistributed earnings and losses of certain consolidated subsidiaries.

Comprehensive income (loss) — Comprehensive income (loss) represents net earnings (loss) plus all other changes in net assets from non-owner sources.

Revenue recognition — Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

Railcars are generally manufactured, repaired or refurbished under firm orders from third parties. Revenue is recognized when railcars are completed, accepted by an unaffiliated customer and contractual contingencies removed. Marine revenues are either recognized on the percentage of completion method during the construction period or completed contract method based on the terms of the contract. Direct finance lease revenue is recognized over the lease term in a manner that produces a constant rate of return on the net investment in the lease. Operating lease revenue is recognized as earned under the lease terms. Certain leases are operated under car hire arrangements whereby revenue is earned based on utilization, car hire rates and terms specified in the lease agreement. Car hire revenue is reported from a third party source two months in arrears. However, such revenue is accrued in the month earned based on estimates of use from historical activity and is adjusted to actual as reported. Such adjustments historically not been significant from the estimate.

Research and development — Research and development costs are expensed as incurred. Research and development costs incurred for new product development during 2004, 2003 and 2002 were $3.0 million, $2.7 million and $3.2 million.

Forward exchange contracts — Foreign operations give rise to risks from changes in foreign currency exchange rates. Forward exchange contracts with established financial institutions are utilized to hedge a portion of such risk. Realized and unrealized gains and losses are deferred in other comprehensive income (loss) and recognized in earnings concurrent with the hedged transaction or when the occurrence of the hedged transaction is no longer considered probable. Even though forward exchange contracts are entered into to mitigate the impact of currency fluctuations, certain exposure remains which may affect operating results.

Interest rate instruments — Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. The net cash amounts paid or received under the agreements are accrued and recognized as an adjustment to interest expense.

Net earnings per share — Basic earnings per common share (EPS) excludes the potential dilution that would occur if additional shares were issued upon exercise of outstanding stock options, while diluted EPS takes this potential dilution into account using the treasury stock method.

Stock-based compensation - Compensation expense for stock-based employee compensation continues to be measured using the method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

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

(In thousands, except per share amounts)	2004	2003	2002
Net earnings (loss), as reported	$20,778	$4,317	$(26,094)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax (1)	(319)	(690)	(610)

Net earnings (loss), pro forma	$20,459	$3,627	$(26,704)

Basic earnings (loss) per share
As reported	$1.43	$0.31	$(1.85)

Pro forma	$1.40	$0.26	$(1.89)

Diluted earnings (loss) per share
As reported	$1.37	$0.30	$(1.85)

Pro forma	$1.35	$0.25	$(1.89)

(1)	Compensation expense was determined using the Black-Scholes option-pricing model which was developed to estimate value of independently traded options. Greenbrier’s options are not independently traded.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants for the years ending August 31, 2003 and 2002. No options were granted for the year ended August 31, 2004.

	2003	2002
Weighted average fair value of options granted	$1.97	$2.75
Volatility	31.68%	32.32%
Risk-free rate of return	3.69%	4.39%
Dividend yield	None	None
Number of years to exercise options	8	5

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

Reclassifications — Certain reclassifications have been made to prior years’ Consolidated Financial Statements to conform with the 2004 presentation.

Initial Adoption of Accounting Policies — SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was adopted as of September 1, 2003. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and generally requires an entity to classify a financial instrument that falls within this scope as a liability. Other than the change in description of a preferred stock interest in a subsidiary that had been previously described as “Minority interest” to “Subsidiary shares subject to mandatory redemption,” the adoption of SFAS No. 150 had no effect on the Company’s Consolidated Financial Statements.

FIN 46, Consolidation of Variable Interest Entities as amended by FIN 46R, was adopted during the third quarter of 2004. FIN 46 requires consolidation where there is a controlling financial interest in a variable interest entity, previously referred to as a special purpose entity and certain other entities. The adoption of FIN 46R had no effect on the Company’s Consolidated Financial Statements.

Note 3 — Discontinued Operations

In August 2004, the Company reached a settlement agreement on litigation initiated in 1998 by the former shareholders of Interamerican Logistics, Inc, (Interamerican) which was acquired in 1996 as part of the Company’s transportation logistics segment. The litigation alleged that Greenbrier violated the agreements pursuant to which it acquired ownership of Interamerican. A plan to dispose of the transportation logistics segment, which included Interamerican, was adopted in 1997 and completed in 1998 and accordingly, results of operations for Interamerican were reclassified to discontinued operations at that time. Upon final disposition in 1998, the balance of the liability for loss on discontinued operations remained pending resolution of this litigation. In August 2004 the litigation was settled, resulting in the recognition of a $1.3 million pre-tax gain on discontinued operations ($0.7 million, net of tax) as a result of reversal of a portion of the remaining contingent liability.

Note 4 — Special Charges

Results of operations for the year ended August 31, 2004 include special charges totaling $1.2 million which consist of a $7.5 million write-off of the remaining balance of European designs and patents partially offset by a $6.3 million reduction of purchase price liabilities associated with the settlement of arbitration on the acquisition of European designs and patents.

The decision to retain the European operations caused management to reassess the value of the European intangible designs and patents in accordance with the Company’s policy on impairment of long-lived assets. Based on an analysis of future undiscounted cash flows associated with these assets, management determined that the carrying value of the assets exceeded their fair market value. Accordingly, a $7.5 million pre-tax impairment write-off of the remaining balance of European intangible designs and patents was recorded during the second quarter of 2004. During 2003, Greenbrier invoked the arbitration provision of the purchase agreement by which the Freight Wagon Division of Daimler Chrysler Rail Systems GmbH (Adtranz) was acquired. Arbitration was sought by Greenbrier to resolve various claims arising out of the Adtranz purchase agreement and actions of Adtranz personnel. A settlement was agreed upon in the second quarter of 2004, under which Greenbrier released its arbitration claims in return for a $6.3 million reduction in its purchase price liability associated with the acquisition of European designs and patents.

In February 2002, the Company implemented a restructuring plan to consolidate facilities, decrease operating expenses and reduce the scale of its European operations. The plan resulted in terminations of approximately 600 employees in both European and North American manufacturing facilities. The $4.2 million of pre-tax costs associated with this restructuring are included in special charges on the Consolidated Statement of Operations and include $3.3 million for employee termination costs, $0.6 million for facilities reductions and $0.3 million of legal and professional fees. Substantially, all costs have been paid as of August 31, 2004.

During the year ended August 31, 2002, continuing losses in Europe caused the Company to reassess the recoverability of its investment in European assets, in accordance with its policy on impairment of long-lived assets. Based on this analysis, it was determined that the carrying amount of certain assets exceeded their estimated fair market value which resulted in a $28.5 million impairment write-down of European assets. An additional $1.1 million was accrued for legal and professional fees associated with the recapitalization of European operations.

Note 5 — Inventories

(In thousands)	2004	2003
Manufacturing supplies and raw materials	$29,062	$20,656
Work-in process	63,907	46,390
Railcars delivered with contractual contingencies	—	32,747
Railcars held for sale or refurbishment	20,153	5,859

	$113,122	$105,652

Note 6 — Investment in Direct Finance Leases

(In thousands)	2004	2003
Future minimum receipts on lease contracts	$14,869	$33,042
Maintenance, insurance and taxes	(3,763)	(8,706)

Net minimum lease receipts	11,106	24,336
Estimated residual values	13,213	24,243
Unearned finance charges	(3,075)	(6,758)

	$21,244	$41,821

Future minimum receipts on the direct finance lease contracts are as follows:

(In thousands)

Year ending August 31,
2005	$10,402
2006	3,665
2007	670
2008	117
2009	15

$14,869

Note 7 — Equipment on Operating Leases

Equipment on operating leases is reported net of accumulated depreciation of $78.9 million and $69.5 million as of August 31, 2004 and 2003.

In addition, certain railcar equipment leased-in by the Company (see Note 23) is subleased to customers under non-cancelable operating leases. Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases are as follows:

(In thousands)

Year ending August 31,
2005	$12,309
2006	8,533
2007	4,770
2008	2,610
2009	2,074
Thereafter	16,370

$46,666

Certain equipment is also operated under daily, monthly or car hire arrangements. Associated revenues amounted to $30.2 million, $26.9 million and $23.1 million for the years ended August 31, 2004, 2003 and 2002.

Note 8 — Property, Plant and Equipment

(In thousands)	2004	2003
Land and improvements	$9,522	$9,432
Machinery and equipment	84,563	80,366
Buildings and improvements	42,606	40,267
Other	11,828	9,621

	148,519	139,686
Accumulated depreciation	(92,104)	(81,301)

	$56,415	$58,385

Note 9 — Investment in Unconsolidated Subsidiaries

On September 1, 1998, Greenbrier entered into a joint venture with Bombardier Transportation (Bombardier) to build railroad freight cars at Bombardier’s existing manufacturing facility in Sahagun, Mexico. Each party holds a 50% non-controlling interest in the joint venture, and therefore Greenbrier’s investment is being accounted for using the equity method and is included in other assets in the Consolidated Balance Sheets. Greenbrier’s share of the operating results is included as equity in loss of unconsolidated subsidiaries in the Consolidated Statements of Operations.

Summarized financial data for the joint venture:

	August 31,
(In thousands)	2004	2003
Current assets	$56,823	$26,157
Total assets	$68,964	$41,546
Current liabilities(1)	$51,203	$20,828
Equity	$17,761	$20,718

(1)	Includes $35.7 million and $7.7 million payable to Greenbrier, as of August 31, 2004 and 2003.

	Years Ending August 31,
	2004	2003	2002
Revenue	$75,565	$25,550	$15,592
Net Loss	$(2,956)	$(4,728)	$(5,806)

Greenbrier may purchase railcars from the joint venture for subsequent sale or for its lease fleet for which the Company’s portion of margin is eliminated. In addition, the joint venture pays a management fee to each owner, of which 50% of the fee earned by Greenbrier is eliminated.

In June 2003, the Company acquired a minority ownership interest in a joint venture to produce castings for freight cars. The joint venture leases and operates a foundry in Cicero, Illinois and owns and operates a foundry in Alliance, Ohio. This joint venture is accounted for under the equity method and the investment is included in other assets on the Consolidated Balance Sheets.

Summarized financial data for the castings joint venture for the years ended August 31:

(In thousands)	2004	2003
Current assets	$19,036	$8,059
Total assets	$32,946	$8,118
Current liabilities	$19,994	$2,045
Equity	$4,919	$6,073
Revenue	$55,722	$5,039
Net loss	$(4,154)	$(224)

Note 10 — Revolving Notes

All amounts originating in foreign currency have been translated at the August 31, 2004 exchange rate for the following discussion. Credit facilities aggregated $136.0 million as of August 31, 2004. Available borrowings under the credit facilities are principally based upon defined levels of receivables, inventory and leased equipment, which at August 31, 2004 levels would provide for maximum borrowing of $125.2 million. A $60.0 million revolving line of credit is available through January 2006 to provide working capital and interim financing of equipment for the leasing & services operations. A $35.0 million line of credit to be used for working capital is available through March 2006 for United States manufacturing operations. A $19.1 million line of credit is available through October 2005 for working capital for Canadian manufacturing operations. Lines of credit totaling $21.9 million are available principally through June 2005 for working capital for European manufacturing operations. Advances under the lines of credit bear interest at rates that vary depending on the type of borrowing and certain defined ratios. At August 31, 2004, there were no borrowings outstanding under the United States manufacturing, Canadian manufacturing and leasing & services lines. Outstanding borrowings under the European manufacturing line were $8.9 million.

Note 11 — Accounts Payable and Accrued Liabilities

(In thousands)	2004	2003
Trade payables and accrued liabilities	$127,268	$101,830
Accrued maintenance	21,264	18,155
Accrued payroll and related liabilities	14,011	8,334
Accrued warranty	12,691	9,511
Other	3,316	13,044

	$178,550	$150,874

Note 12 — Maintenance and Warranty Accruals

	Balance	Charged		Balance
	at Beginning	to Cost of		at End
(In thousands)	of Year	Revenue	Payments	of Year
Year ended August 31, 2004
Accrued maintenance	$18,155	$19,968	$(16,859)	$21,264
Accrued warranty	9,511	4,895	(1,715)	12,691

Total	$27,666	$24,863	$(18,574)	$33,955

Year ended August 31, 2003
Accrued maintenance	$12,508	$20,941	$(15,294)	$18,155
Accrued warranty	9,556	2,584	(2,629)	9,511

Total	$22,064	$23,525	$(17,923)	$27,666

Year ended August 31, 2002
Accrued maintenance	$9,931	$20,527	$(17,950)	$12,508
Accrued warranty	12,100	5,629	(8,173)	9,556

Total	$22,031	$26,156	$(26,123)	$22,064

Note 13 — Notes Payable

(In thousands)	2004	2003
Equipment notes payable	$51,199	$67,353
Term loans	45,943	50,056
Other	371	580

	$97,513	$117,989

Equipment notes payable pertain to the lease fleet, bear interest at fixed rates of 6.5% to 6.6% and are due in varying installments through March 2013. The weighted average remaining contractual life and weighted average interest rate of the notes as of August 31, 2004 and 2003 were approximately 62 and 60 months and 6.6% for both years. The notes are collateralized by certain lease fleet railcars and underlying leases.

Term loans pertain to manufacturing operations, are due in varying installments through July 2012 and are collateralized by certain property, plant and equipment. The weighted average remaining contractual life and weighted average interest rate of the term loans as of August 31, 2004 and 2003 were approximately 59 and 69 months and 6.8% in 2004 and 6.9% in 2003.

Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain notes payable and term loans. At August 31, 2004, such agreements had a notional amount of $65.3 million and mature between August 2006 and March 2013.

Principal payments on the notes payable are as follows:

(In thousands)

Year ending August 31,
2005	$14,868
2006	22,213
2007	8,268
2008	15,820
2009	7,988
Thereafter	28,356

$97,513

The revolving and operating lines of credit, along with certain notes payable, contain covenants with respect to the Company and various subsidiaries, the most restrictive of which limit the payment of dividends or advances by subsidiaries and require certain minimum levels of tangible net worth, maximum ratios of debt to equity and minimum levels of debt service coverage.

Note 14 — Subordinated Debt

Subordinated notes, amounting to $14.9 million and $20.9 million at August 31, 2004 and 2003, were issued to the seller of railcars purchased from 1990 to 1997 as part of an agreement described in Note 24. The notes bear interest at 9.0%, with the principal due ten years from the date of issuance of the notes, and are subordinated to all other liabilities of a subsidiary. The agreement includes an option that, under certain conditions, provides for the seller to repurchase the railcars for the original acquisition cost to the Company at the date the underlying subordinated notes are due. The Company has received notice from the seller that the purchase options will be exercised, and amounts due under the subordinated notes will be retired from the repurchase proceeds.

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

At August 31, 2004 exchange rates, forward exchange contracts for the sale of United States dollars aggregated $79.5 million, Pound Sterling aggregated $7.6 million and Euro aggregated $15.2 million. Adjusting these contracts to the fair value of these cash flow hedges at August 31, 2004 resulted in an unrealized pre-tax gain of $3.9 million that was recorded in the line item accumulative other comprehensive loss. As these contracts mature at various dates through August 2005, any such gain remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive income (loss) would be reclassified to the current year’s results of operations.

At August 31, 2004 exchange rates, interest rate swap agreements had a notional amount of $65.3 million and mature between August 2006 and March 2013. The adjustment to fair value of these cash flow hedges at August 31, 2004 resulted in an unrealized pre-tax loss of $6.7 million. The loss is included in accumulated other comprehensive income (loss) and the fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from accumulated other comprehensive income (loss) and charged or credited to interest expense. At August 31, 2004 interest rates, approximately $2.3 million would be reclassified to interest expense in the next 12 months.

Note 16 — Stockholders’ Equity

Certain loan covenants restrict the transfer of funds from the subsidiaries to the parent company in the form of cash dividends, loans or advances. Restricted net assets of subsidiaries amounted to $125.0 million as of August 31, 2004. Consolidated retained earnings of $4.6 million at August 31, 2004 were restricted as to the payment of dividends.

A stock incentive plan was adopted July 1, 1994 (the 1994 Plan) that provides for granting compensatory and non-compensatory options to employees and others. Outstanding options generally vest at 50% two years from grant with the balance five years from grant. No further grants will be awarded under this plan.

On April 6, 1999, the Company adopted the Stock Incentive Plan — 2000 (the 2000 Plan), under which 1,000,000 shares of common stock are authorized for issuance with respect to options granted to employees, non-employee directors and consultants of the Company. The 2000 Plan authorizes the grant of incentive stock options, non-statutory stock options, and restricted stock awards, or any combination of the foregoing. Under the 2000 Plan, the exercise price for incentive stock options may not be less than the market value of the Company’s common stock at the time the option is granted. Options are exercisable not less than six months or more than 10 years after the date the option is granted. General awards under the 2000 Plan vest at 50% two years from the grant date, with the balance vesting five years from the grant date. No further grants will be awarded under this plan.

		Weighted
		Average
		Option
	Shares	Price
Balance at September 1, 2001	1,737,100	$11.30
Granted	25,000	7.58
Expired	(438,260)	13.99
Canceled	(50,340)	12.65

Balance at August 31, 2002	1,273,500	10.26
Granted	429,500	4.45
Exercised	(190,800)	9.42
Expired	(3,000)	17.34
Canceled	(28,750)	10.44

Balance at August 31, 2003	1,480,450	8.66
Exercised	(592,200)	10.58
Expired	(4,000)	13.63

Balance at August 31, 2004	884,250	$7.35

At August 31, 2004, options outstanding, have exercise prices ranging from $4.36 to $13.66 per share with weighted average exercise prices for the majority at $4.44 and $8.85 and a remaining average contractual life of 4.51 years. Options to purchase 294,650 shares were exercisable at August 31, 2004. Options to purchase 429,500 shares were available for grant at August 31, 2002. No shares were available for grant as of August 31, 2003 or 2004.

Accumulated other comprehensive loss, net of tax effect, consisted of the following:

	Unrealized
	Gains (Losses) on	Foreign Translation	Accumulated other
(In thousands)	Derivative Instruments	Adjustment	Comprehensive Loss
Balance August 31, 2003	$(3,060)	$(5,050)	$(8,110)
Activity	1,721	444	2,165

Balance August 31, 2004	$(1,339)	$(4,606)	$(5,945)

Note 17 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings (loss) per common share are reconciled as follows:

(In thousands)	2004	2003	2002
Weighted average basic common shares outstanding	14,569	14,138	14,121
Dilutive effect of employee stock options	630	187	—

Weighted average diluted common shares outstanding	15,199	14,325	14,121

Weighted average diluted common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options. Stock options for 0.5 million shares and 0.6 million shares were excluded from the calculation of diluted earnings per share for the years ended August 31, 2003, and 2002 as these options were anti-dilutive. No options were anti-dilutive the year ended August 31, 2004.

Note 18 — Related Party Transactions

Mr. James, a member of the Board of Directors, and 29% shareholder and Mr. Furman, President, Chief Executive Officer, Director and 29% shareholder of the Company, are partners in a general partnership, James-Furman & Company (the Partnership), that, among other things, engages in the ownership, leasing and marketing of railcars and programs for refurbishing and marketing of used railcars. In 1989, the Partnership and the Company entered into presently existing agreements pursuant to which the Company manages and maintains railcars owned by the Partnership in exchange for a fixed monthly fee that is no less favorable to the Company than the fee the Company could obtain for similar services rendered to unrelated parties. The maintenance and management fees paid to the Company under such agreements for the years ended August 31, 2004, 2003 and 2002 aggregated $0.1 million per year. In addition, the Partnership paid the Company fees of $0.1 million in each of the years ended August 31, 2004, 2003 and 2002 for administrative and other services. The management and maintenance agreements presently in effect between the Company and the Partnership provide that in remarketing railcars owned by the Partnership and the Company, as well as by unaffiliated lessors, the Company will, subject to the business requirements of prospective lessees and railroad regulatory requirements, grant priority to that equipment which has been off-lease and available for the longest period of time. Such agreements also provide that the Partnership will grant to the Company a right of first refusal with respect to any opportunity originated by the Partnership in which the Company may be interested involving the manufacture, purchase, sale, lease, management, refurbishing or repair of railcars. The right of first refusal provides that prior to undertaking any such transaction the Partnership must offer the opportunity to the Company and must provide the disinterested, independent members of the Board of Directors a period of not less than 30 days in which to determine whether the Company desires to pursue the opportunity. The right of first refusal in favor of the Company continues for a period of 12 months after the date that both of Messrs. James and Furman cease to be officers or directors of the Company.

The Partnership has advised the Company that it does not currently expect to pursue acquisitions of additional railcars.

In 1994, the Company granted Messrs. James and Furman a 10-year option to purchase three parcels of residential real estate, owned by the Company at a purchase price equal to the greater of the Company’s adjusted basis in the properties or fair market value, as determined by an independent appraiser selected by the company. Mr. James has exercised his option to purchase the property. Mr. Furman did not exercise his option to purchase the property. The appraised fair market value of the property was $1.5 million. The transaction with Mr. James and the Company is expected to close prior to December 31, 2004.

Since the beginning of the Company’s last fiscal year, no director or executive officer of the Company has been indebted to the Company or its subsidiaries for an amount in excess of $60 thousand except that the President of the Company’s manufacturing operations is indebted to Greenbrier Leasing Corporation in the amount of $0.2 million under the terms of a promissory note payable upon demand and secured by a mortgage. The note does not bear interest and has not been amended since issuance of the note in 1994.

The Company purchased railcars totaling $31.8 million and $15.4 million for the years ended August 31, 2004 and 2002 from a 50% owned unconsolidated joint venture for subsequent sale or for its own lease fleet. No cars were purchased from the joint venture for the year ended August 31, 2003.

Note 19 — Employee Benefit Plans

Defined contribution plans are available to substantially all United States employees. Contributions are based on a percentage of employee contributions and amounted to $1.2 million, $1.0 million and $0.9 million for the years ended August 31, 2004, 2003 and 2002.

Defined benefit pension plans are provided for Canadian employees covered by collective bargaining agreements. The plans provide pension benefits based on years of credited service. Contributions to the plan are actuarially determined and are intended to fund the net periodic pension cost. As of August 31, 2004, the plans have no unfunded pension obligation. Expenses resulting from contributions to the plans were $1.9 million, $1.3 million and $0.9 million for the years ended August 31, 2004, 2003 and 2002.

Nonqualified deferred benefit plans exist for certain employees. Expenses resulting from contributions to the plans were $1.6 million, $1.3 million and $1.7 million for the years ended August 31, 2004, 2003 and 2002.

Note 20 — Income Taxes

Components of income tax expense (benefit) of continuing operations are as follows:

(In thousands)	2004	2003	2002
Current:
Federal	$(35)	$2,810	$(7,195)
State	215	167	(3,922)
Foreign	(347)	(738)	627

	(167)	2,239	(10,490)
Deferred:
Federal	7,437	1,453	(10,485)
State	1,481	1,103	(80)
Foreign	368	(252)	(2,532)

	9,286	2,304	(13,097)

	$9,119	$4,543	$(23,587)

Income tax expense (benefit) is computed at rates different than statutory rates. The reconciliation between effective and statutory tax rates on continuing operations is as follows:

	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.5	7.0	5.6
Impact of foreign operations	(10.0)	.6	9.3
Other	.7	(.4)	—

	29.2%	42.2%	49.9%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

(In thousands)	2004	2003
Deferred tax assets:
Deferred participation	$(8,145)	$(14,203)
Maintenance and warranty accruals	(8,326)	(7,180)
Accrued payroll and related liabilities	(2,352)	(2,898)
Deferred revenue	(5,364)	(4,306)
Inventories and other	(5,656)	(5,984)
Investment tax credit	(2,981)	(2,866)
SFAS 133 and translation adjustment	(835)	(1,531)

	(33,659)	(38,968)
Deferred tax liabilities:
Accelerated depreciation	58,724	54,825
Other	2,584	2,419

Net deferred tax liability	27,649	18,276
Net deferred tax liability attributable to inactive operations	(1,540)	(2,149)

Net deferred tax liability	$26,109	$16,127

United States income taxes have not been provided for approximately $7.5 million of cumulative undistributed earnings of several non-United States subsidiaries as these earnings are to be reinvested indefinitely in operations outside the United States.

Note 21 — Segment Information

Greenbrier has two reportable segments: manufacturing and leasing & services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance is evaluated based on margin, which can be derived from the Consolidated Statements of Operations. Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties.

The information in the following tables is derived directly from the segments’ internal financial reports used for corporate management purposes. Unallocated assets primarily consist of cash and short-term investments.

(In thousands)	2004		2003	2002
Revenue:
Manufacturing	$644,927		$491,106	$318,335
Leasing & services	88,793		79,608	76,462
Intersegment eliminations	(4,269	)(2)	(38,389)	(27,473)

	$729,451		$532,325	$367,324

Assets:
Manufacturing	$254,044		$195,341	$179,492
Leasing & services	241,514		260,875	280,224
Unallocated	13,195		82,732	67,730

	$508,753		$538,948	$527,446

Depreciation and amortization:
Manufacturing	$9,399		$9,081	$13,903
Leasing & services	11,441		9,630	9,594

	$20,840		$18,711	$23,497

Capital expenditures:
Manufacturing	$7,161		$7,390	$4,294
Leasing & services	35,798		4,505	18,365

	$42,959		$11,895	$22,659

The following table summarizes selected geographic information.

Eliminations are sales between geographic areas.

(In thousands)	2004		2003	2002
Revenue:
United States	$409,098		$348,401	$260,499
Canada	172,076		117,492	59,430
Europe	136,648		96,004	61,695
Eliminations	11,629	(2)	(29,572)	(14,300)

	$729,451		$532,325	$367,324

Earnings (loss):(1)
United States	$26,683		$11,553	$(2,526)
Canada	65		(3,836)	(3,443)
Europe	6,015		4,053	(46,645)
Eliminations	(1,569)		(1,012)	5,384

	$31,194		$10,758	$(47,230)

Identifiable assets:
United States	$404,280		$447,476	$423,618
Canada	39,943		43,190	38,263
Europe	64,530		48,282	65,565

	$508,753		$538,948	$527,446

(1)	Before income tax, minority interest, gain on discontinued operations and equity in loss of unconsolidated subsidiaries.

(2)	Includes $33.6 million in revenue associated with railcars produced in a prior period for which revenue recognition had been deferred pending removal of contractual contingencies that were removed in 2004.

Note 22 — Customer Concentration

In 2004, revenue from the two largest customers was 39% and 12% of total revenue. Revenue from the two largest customers was 28% and 8% of total revenue for the year ended August 31, 2003 and 27% and 5% of total revenue for the year ended August 31, 2002. No other customers accounted for more than 10% of total revenue in 2004, 2003 or 2002. Two customers had balances that individually exceeded 10% of accounts receivable and in total represented 34% of the consolidated balance at August 31, 2004. One customer had a balance that individually exceeded 10% of account receivable and in total represented 21% of the consolidated balance at August 31, 2003.

Note 23 — Lease Commitments

Lease expense for railcar equipment leased in under non-cancelable leases was $6.6 million, $7.9 million and $8.3 million, for the years ended August 31, 2004, 2003 and 2002. Aggregate minimum future amounts payable under these non-cancelable railcar equipment leases are as follows:

(In thousands)
Year ending August 31,
2005	$5,531
2006	4,703
2007	3,040
2008	1,807
2009	977

$16,058

Operating leases for domestic railcar repair facilities, office space and certain manufacturing and office equipment expire at various dates through April 2015. Rental expense for facilities, office space and equipment was $3.6 million, $3.3 million and $3.0 million for the years ended August 31, 2004, 2003 and 2002. Aggregate minimum future amounts payable under these non-cancelable operating leases are as follows:

(In thousands)
Year ending August 31,
2005	$3,333
2006	2,824
2007	2,338
2008	1,720
2009	1,704
Thereafter	1,437

$13,356

Note 24 — Commitments and Contingencies

In 1990, an agreement was entered into for the purchase, refurbishment and lease of over 10,000 used railcars between 1990 and 1997. The agreement provides that, under certain conditions, the seller will receive a percentage of defined earnings of a subsidiary, and further defines the period when such payments are to be made. Such amounts which are referred to as participation, are accrued when earned and charged to leasing & services cost of revenue. Unpaid amounts are included in participation in the Consolidated Balance Sheets. Participation expense was $1.7 million, $2.7 million and $4.8 million in 2004, 2003 and 2002. Payment of participation was $20.4 million in 2004 and is estimated to be $16.2 million in 2005, $11.1 million in 2006, $8.6 million in 2007, $3.9 million in 2008, $0.7 million in 2009 and $0.7 million thereafter.

At the August 31, 2004 exchange rates, forward exchange contracts outstanding for the sales of United States dollars aggregated $79.5 million, Euro aggregated $15.2 million and Pound Sterling aggregated $7.6 million. The fair value of these cash flow hedges at August 31, 2004 as compared to the carrying amount resulted in an unrealized pre-tax gain of $3.9 million. As these contracts mature at various dates through August 2005 any such gain remaining will be recognized along with the related transactions.

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

Litigation was initiated in November 2001 in the Supreme Court of British Columbia in Vancouver, British Columbia by a customer, BC Rail Partnership, alleging breach of contract and negligent manufacture and design of railcars, which were involved in a derailment. Upon motion of Greenbrier, and after appropriate appeals, the British Columbia Court of Appeals dismissed the proceedings on November 7, 2003. On April 20, 2004, the litigation was reinitiated by BC Rail Partnership in the Supreme Court of Nova Scotia. No trial date has been set.

Litigation was initiated on September 23, 2004, in the Multnomah County Circuit Court, State of Oregon. Two employees of the Company, on their own behalf and on behalf of others similarly situated, allege the Company failed to pay for hours worked in excess of forty hours per week, failed to provide adequate rest periods and failed to pay earned wages due after employment terminated. No trial date has been set.

In addition to the above litigation incurred in the ordinary course of business, on July 26, 2004, Alan James, a member of the Board of Directors filed an action in the Court of Chancery of the State of Delaware against the Company and all of its directors other than Mr. James. The action seeks rescission of the Stockholders’ Rights Agreement adopted July 13, 2004, alleging, among other things, that directors breached their fiduciary duties in adopting the agreement and in doing so, breached the right of first refusal provisions of the Stockholders Agreement among Mr. James, William A. Furman and the Company. The lawsuit does not seek monetary damages.

Management contends all the above claims are without merit and intends to vigorously defend its position. Accordingly, management believes that any ultimate liability resulting from the above litigation will not materially affect the Company’s Consolidated Financial Statements.

Litigation was initiated in 1998 in the Ontario Court of Justice in Toronto, Ontario by former shareholders of Interamerican Logistics, Inc. (Interamerican), which was acquired in the fall of 1996. The plaintiffs allege that Greenbrier violated the agreements pursuant to which it acquired ownership of Interamerican and seek damages aggregating $4.5 million Canadian ($3.4 million U.S. at August 31, 2004 exchange rates). A trial was set for October 2004; however the parties have reached a binding settlement and are entering into a formal settlement agreement and mutual release. See Note 3.

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

Agreements have been entered into for the purchase of new railcars from an unaffiliated manufacturer and as of August 31, 2004, the Company has committed to purchase $73.7 million of railcars under these agreements.

The Company has entered into contingent rental assistance agreements, aggregating a maximum $16.6 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods that range from one to eight years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the year ended August 31, 2004 no accruals were made to cover estimated future obligations as the remaining liability of $0.1 million was adequate. For the years ended August 31, 2003 and 2002, $0.9 million and $1.6 million was accrued.

The Company has advanced $5.7 million to unconsolidated subsidiaries for working capital needs. The advances are secured by accounts receivable and inventory. The Company has also guaranteed $3.5 million in third party debt for an unconsolidated subsidiary.

A portion of leasing & services revenue is derived from “car hire” which is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Until 1992, the Interstate Commerce Commission directly regulated car hire rates by prescribing a formula for calculating these rates. Government regulation of car hire rates continues but the system of prescribed rates has been superseded by a system known as deprescription. A ten-year period used to phase in this new system ended on January 1, 2003. Deprescription is a system whereby railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration either the owner’s or user’s rate is selected and that rate becomes effective for a one-year period. There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue which amounted to $27.2 million, $24.3 million and $19.8 million in 2004, 2003 and 2002.

In accordance with customary business practices in Europe, the Company has $36.6 million in bank and third party performance, advance payment and warranty guarantee facilities, of which $22.0 million has been utilized as of August 31, 2004. To date, no amounts have been drawn under these performance, advance payment and warranty guarantee facilities.

Note 25 — Fair Value of Financial Instruments

The estimated fair values of financial instruments and the methods and assumptions used to estimate such fair values are as follows:

	2004
	Carrying	Estimated
(In thousands)	Amount	Fair Value
Notes payable and subordinated debt	$112,455	$119,124
Deferred participation	20,363	17,296

	2003
	Carrying	Estimated
(In thousands)	Amount	Fair Value
Notes payable and subordinated debt	$138,910	$142,459
Deferred participation	35,456	30,695

The carrying amount of cash and cash equivalents, accounts and notes receivable, revolving notes, accounts payable and accrued liabilities, subsidiary shares subject to mandatory redemption, foreign currency forward contracts and interest rate swaps is a reasonable estimate of fair value of these financial instruments. Estimated rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of notes payable and subordinated debt. The fair value of deferred participation is estimated by discounting the estimated future cash payments using the Company’s estimated incremental borrowing rate.

Quarterly Results of Operations

Unaudited operating results by quarter for 2004 are as follows:

(In thousands, except per share
amounts)	First	Second	Third	Fourth	Total
2004
Revenue
Manufacturing	$117,303	$148,725	$207,136	$180,070	$653,234
Leasing & services	17,896	17,836	18,157	22,328	76,217

	135,199	166,561	225,293	202,398	729,451
Cost of revenue
Manufacturing	104,589	138,993	189,275	162,169	595,026
Leasing & services	10,837	10,404	10,301	10,699	42,241

	115,426	149,397	199,576	172,868	637,267
Margin
	19,773	17,164	25,717	29,530	92,184
Other costs
Selling and administrative	10,060	10,924	12,352	14,952	48,288
Interest and foreign exchange	2,601	2,604	2,932	3,331	11,468
Special charges	—	1,234	—	—	1,234

	12,661	14,762	15,284	18,283	60,990
Earnings before income tax and equity in unconsolidated subsidiaries	7,112	2,402	10,433	11,247	31,194
Income tax benefit (expense)	(2,639)	1,309	(4,116)	(3,673)	(9,119)
Equity in (loss) earnings of unconsolidated subsidiaries	(318)	(1,474)	58	(302)	(2,036)

Net earnings from continuing operations	4,155	2,237	6,375	7,272	20,039
Earnings from discontinued operations	—	—	—	739	739

Net earnings	$4,155	$2,237	$6,375	$8,011	$20,778

Basic earnings per common share:
Continuing operations	$.29	$.15	$.44	$.50	$1.38
Net earnings	$.29	$.15	$.44	$.55	$1.43
Diluted earnings per common share:
Continuing operations	$.28	$.15	$.42	$.47	$1.32
Net earnings	$.28	$.15	$.42	$.52	$1.37

Quarterly Results of Operations (continued)

Unaudited operating results by quarter for 2003 are as follows:

(In thousands, except per share
amounts)	First	Second	Third	Fourth	Total
2003
Revenue
Manufacturing	$121,111	$100,390	$121,259	$119,122	$461,882
Leasing & services	17,679	18,190	16,853	17,721	70,443

	138,790	118,580	138,112	136,843	532,325
Cost of revenue
Manufacturing	113,833	95,438	109,247	105,860	424,378
Leasing & services	11,566	10,961	10,265	10,817	43,609

	125,399	106,399	119,512	116,677	467,987
Margin
	13,391	12,181	18,600	20,166	64,338
Other costs
Selling and administrative	9,455	9,553	10,102	10,852	39,962
Interest and foreign exchange	3,934	3,758	2,707	3,219	13,618

	13,389	13,311	12,809	14,071	53,580
Earnings (loss) before income tax and equity in unconsolidated subsidiaries	2	(1,130)	5,791	6,095	10,758
Income tax benefit (expense)	(210)	312	(2,324)	(2,321)	(4,543)
Minority interest	(18)	18	—	—	—
Equity in loss of unconsolidated subsidiaries	(517)	(437)	(461)	(483)	(1,898)

Net earnings (loss)	$(743)	$(1,237)	$3,006	$3,291	$4,317

Basic earnings (loss) per common share	$(.05)	$(.09)	$.21	$.24	$.31
Diluted earnings (loss) per common share	$(.05)	$(.09)	$.21	$.23	$.30

Certain reclassifications have been made to conform to the 2004 presentation.

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

The financial statements have been audited, to the extent required in accordance with standards of the Public Accounting Oversight Board (United States) by Deloitte & Touche LLP, independent auditors. In connection therewith, management has considered the recommendations made by the independent auditors in connection with their audit and has responded in an appropriate, cost-effective manner.

The Board of Directors has appointed an Audit Committee composed entirely of directors who are not employees of the Company. The Audit Committee meets with representatives of management and the independent auditors, both separately and jointly. The Committee reports to the Board on its activities and findings.

William A. Furman,
President, Chief
Executive Officer

Larry G. Brady,
Senior Vice President
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Greenbrier Companies, Inc.

We have audited the accompanying consolidated balance sheets of The Greenbrier Companies, Inc. and Subsidiaries (the Company) as of August 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended August 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Greenbrier Companies, Inc. and Subsidiaries as of August 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Portland, Oregon
November 11, 2004

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9a. — CONTROLS AND PROCEDURES

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

Changes In Internal Controls

There has been no change in the Company’s internal control over financial reporting that occurred during the year ended August 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9b. — OTHER INFORMATION

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

There is hereby incorporated by reference the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers of the Company” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2004.

Item 11. EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption “Executive Compensation” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2004.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDERS MATTERS

There is hereby incorporated by reference the information under the captions “Voting” and “Stockholdings of Certain Beneficial Owners and Management” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2004.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information under the caption “Certain Relationships and Related Party Transactions” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2004.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

There is hereby incorporated by reference the information under the caption “Ratification of Appointment of Auditors” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s year ended August 31, 2004.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

See Consolidated Financial Statements in Item 8

(2) Financial Statements Schedule+

Condensed Financial Information of Registrant

+ All other schedules have been omitted because they are inapplicable, not required or because the information is given in the Consolidated Financial Statements or notes thereto. This supplemental schedule should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this report.

(3)	The following exhibits are filed herewith and this list is intended to constitute the exhibit index:
3.1.	Registrant’s Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33 78852, effective July 11, 1994), together with Certificate of Designation of Preferences and Rights of Series A Preferred Stock, dated July 13, 2004.
3.2.	Registrant’s Amended and Restated By-laws, as amended on November 9, 1994, January 8, 2002 and August 20, 2004.
10.4.*	Greenbrier Leasing Corporation’s Manager Owned Target Benefit Plan dated as of January 1, 1996 is incorporated herein by reference to Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1997.
10.5.*	James-Furman Supplemental 1994 Stock Option Plan is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 1994.
10.6.*	Form of Registrant’s 1994 Stock Incentive Plan, dated July 1, 1994 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33 78852, dated July 11, 1994.
10.7.*	Amendment No. 1 to the 1994 Stock Incentive Plan, dated July 14, 1998, incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 1998.
10.8.*	Amendment No. 2 to the 1994 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 1999.
10.9.*	Amendment No. 3 to the 1994 Stock Incentive Plan incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 1999.
10.10.	Form of Agreement concerning Indemnification and Related Matters (Directors) between Registrant and its directors is incorporated herein by reference to Exhibit 10.18 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.
10.11.	Form of Option with Right of First Refusal and Agreement of Purchase and Sale among William A. Furman, Alan James and Registrant is incorporated herein by reference to Exhibit 10.13 to Registrant’s Registration Statement No. 33 78852, dated July 11, 1994.
10.12.	Railcar Management Agreement between Greenbrier Leasing Corporation and James-Furman & Company, dated as of December 31, 1989 is incorporated herein by reference to Exhibit 10.9 to Registrant’s Registration Statement No. 33 78852, dated July 11, 1994.
10.13.	Form of Amendment No. 1 to Railcar Management Agreement between Greenbrier Leasing Corporation and James-Furman & Company dated as of July 1, 1994 is incorporated herein by reference to Exhibit 10.11 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.
10.14.	Railcar Maintenance Agreement between Greenbrier Leasing Corporation and James-Furman & Company, dated as of December 31, 1989 is incorporated herein by reference to Exhibit 10.10 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.
10.15.	Form of Amendment No. 1 to Railcar Maintenance Agreement between Greenbrier Leasing Corporation and James-Furman & Company dated as of July 1, 1994 is incorporated herein by reference to Exhibit 10.12 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

10.16.	Lease of Land and Improvements dated as of July 23, 1992 between the Atchison, Topeka and Santa Fe Railway Company and Gunderson Southwest, Inc. is incorporated herein by reference to Exhibit 10.4 to Registrant’s Registration Statement No. 33 78852, dated July 11, 1994.
10.17.	First amendment dated September 26, 1994 to the Lease of Land and Improvements dated as of July 23, 1992 between The Atchison, Topeka and Santa Fe Railway Company and Gunderson Southwest, Inc. is incorporated herein by reference to Exhibit 10.24 to Registrant’s Quarterly Report on form 10-Q for the quarter ended November 30, 1994.
10.18.	Re-marketing Agreement dated as of November 19, 1987 among Southern Pacific Transportation Company, St. Louis Southwestern Railway Company, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. is incorporated herein by reference to Exhibit 10.5 to Registrant’s Registration Statement No. 33 78852, dated July 11, 1994.
10.19.	Amendment to Re-marketing Agreement among Southern Pacific Transportation Company, St. Louis Southwestern Railway Company, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. dated as of November 15, 1988 is incorporated herein by reference to Exhibit 10.6 to Registrant’s Registration Statement No. 33 78852, dated July 11, 1994.
10.20.	Amendment No. 2 to Re-marketing Agreement among Southern Pacific Transportation Company, St. Louis Southwestern Railway Company, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. is incorporated herein by reference to Exhibit 10.7 to Registrant’s Registration Statement No. 33 78852, dated July 11, 1994.
10.21.	Amendment No. 3 to Re-marketing Agreement dated November 19, 1987 among Southern Pacific Transportation Company, St. Louis Southwestern Railway Company, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. dated as of March 5, 1991 is incorporated herein by reference to Exhibit 10.8 to Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.
10.22.*	Stock Incentive Plan — 2000, dated as of April 6, 1999 is incorporated herein by reference to Exhibit 10.23 to Registrant’s Annual Report on form 10-K for the year ended August 31, 1999.
10.23.*	Amendment No. 1 to the Stock Incentive Plan — 2000, is incorporated herein by reference to Exhibit 10.1 to Registrant’s form 10-Q for the quarter ended February 28, 2001.
10.24.*	Amendment No. 2 to the Stock Incentive Plan — 2000, is incorporated herein by reference to Exhibit 10.2 to Registrant’s form 10-Q for the quarter ended February 28, 2001.
10.25.*	Amendment No 3 to the Stock Incentive Plan — 2000, is incorporated herein by reference to Exhibit 10.2 to Registrant’s form 10-Q for the quarter ended February 28, 2001.
10.26.	The Greenbrier Companies Code of Business Conduct and Ethics is incorporated herein by reference to exhibit 10.26 to Registrant’s Annual Report on form 10-K for the year ended August 31, 2003.
10.27.*	Employment agreement dated February 15, 2004 between James T. Sharp and Registrant.
21.1.	List of the subsidiaries of the Registrant
23.	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP
31.1	Certification pursuant to Rule 13(a) — 14(a)
31.2	Certification pursuant to Rule 13(a) — 14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

(b)	Reports on Form 8-K

The Greenbrier Companies filed a Current Report on Form 8-K dated July 14, 2004 furnishing, under item 12, a press release reporting the Company’s results of operations for the quarter ended May 31, 2004.

The Greenbrier Companies filed a Current Report on Form 8-K dated July 29, 2004 to revise the financial information previously reported on its Annual Report on form 10-K for the year ended August 31, 2003 to reflect the reclassification of European operations from discontinued to continuing operations.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Greenbrier Companies, Inc.

We have audited the accompanying consolidated financial statements of The Greenbrier Companies, Inc. and Subsidiaries (the Company) as of August 31, 2004 and 2003, and for each of the three years in the period ended August 31, 2004, and have issued our report thereon dated November 11, 2004; such consolidated financial statements and report are included elsewhere on this Form 10-K. Our audits also included the financial statement schedule of The Greenbrier Companies, Inc. and Subsidiaries, listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Portland, Oregon
November 11, 2004

SCHEDULE I

THE GREENBRIER COMPANIES, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Balance Sheets

(In thousands)	August 31,
	2004	2003
ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable	6,927	199
Due from affiliates	11,845	8,580
Investment in subsidiaries	224,904	185,884
Other	599	966

	$244,275	$195,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$5,127	$1,313
Due to affiliates	86,938	70,504
Deferred income tax	3,797	2,577
Notes payable	9,124	10,093
Stockholders’ equity	139,289	111,142

	$244,275	$195,629

Statements of Operations

	Years ended August 31,
	2004	2003	2002
Revenue
Product Sales	$28,550	$—	$—
Interest and other income	882	982	208

	29,432	982	208

Cost of revenue	25,042	—	—
Other costs:
Selling and administrative expense	12,608	9,786	6,810
Interest expense	2,386	2,319	2,883
Special charges	—	—	2,471

	14,994	12,105	12,164

Loss before income tax benefit and equity in earnings of subsidiaries	(10,604)	(11,123)	(11,956)
Income tax benefit	6,468	4,666	25,702

Earnings (loss) before equity in earnings of subsidiaries	(4,136)	(6,457)	13,746
Equity in earnings (loss) of subsidiaries	24,914	10,774	(39,840)

Net earnings (loss)	$20,778	$4,317	$(26,094)

SCHEDULE I

THE GREENBRIER COMPANIES, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

Statements of Cash Flows

(In thousands)	Years ended August 31,
	2004	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$20,778	$4,317	$(26,094)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Deferred income tax	1,220	3,251	(4,378)
Equity in earnings of subsidiaries	(24,914)	(10,774)	39,840
Other	(5,848)	717	(285)
Decrease (increase) in assets:
Accounts and notes receivable	(6,728)	15,349	(15,396)
Due from affiliates	(3,265)	(2,636)	388
Other	367	143	1,246
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	3,814	(4,602)	5,202
Due to affiliates	16,434	(4,874)	17,962

Net cash provided by operating activities	1,858	891	18,485
Cash flows from investing activities:
Investments in subsidiary	—	—	(16,843)

Net cash used in investing activities	—	—	(16,843)
Cash flows from financing activities:
Repayments of borrowings	(969)	(891)	(821)
Dividends	(889)	—	(847)

Net cash used in financing activities	(1,858)	(891)	(1,668)
Change in cash and cash equivalents	—	—	(26)
Cash and cash equivalents:
Beginning of period	—	—	26

End of period	$—	$—	$—

Cash paid during the period for:
Interest	$919	$995	$1,117

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.
Dated: November 9, 2004

By:
/s/ William A. Furman
William A. Furman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date
November 9, 2004
Benjamin R. Whiteley,
Chairman of the Board

/s/ William A. Furman	November 9, 2004
William A. Furman, President and
Chief Executive Officer, Director

/s/ Victor G. Atiyeh	November 9, 2004
Victor G. Atiyeh, Director

November 9, 2004
Alan James, Director

/s/ Duane C. McDougall	November 9, 2004
Duane McDougall, Director

/s/ A. Daniel O’Neal	November 9, 2004
A. Daniel O’Neal, Director

/s/ C. Bruce Ward	November 9, 2004
C. Bruce Ward, Director

November 9, 2004
Donald A. Washburn, Director

/s/ Larry G. Brady	November 9, 2004
Larry G. Brady, Sr. Vice President and
Chief Financial Officer (Principal Financial
and Accounting Officer)