Form 10-Q
period 2004-11-30
GREENBRIER COMPANIES INC
filed 2005-01-10
CIK 923120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2004

or

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

     Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding on January 3, 2005 was 14,943,102 shares.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Consolidated Balance Sheets
(In thousands, except per share amounts, unaudited)

	November 30,	August 31,
	2004	2004
Assets
Cash and cash equivalents	$16,305	$12,110
Restricted cash	1,195	1,085
Accounts and notes receivable	150,627	120,007
Inventories	126,115	113,122
Investment in direct finance leases	17,125	21,244
Equipment on operating leases	169,517	162,258
Property, plant and equipment	58,083	56,415
Other	21,179	22,512

	$560,146	$508,753

Liabilities and Stockholders’ Equity
Revolving notes	$44,723	$8,947
Accounts payable and accrued liabilities	177,448	178,550
Participation	37,513	37,107
Deferred revenue	8,708	2,550
Deferred income taxes	26,666	26,109
Notes payable	96,670	97,513

Subordinated debt	13,350	14,942

Subsidiary shares subject to mandatory redemption	3,746	3,746

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Preferred stock - $0.001 par value; 25,000 shares authorized; none outstanding	—	—
Common stock - $0.001 par value; 50,000 shares authorized; 14,912 and 14,884 shares outstanding at November 30, 2004 and August 31, 2004	15	15
Additional paid-in capital	57,339	57,165
Retained earnings	92,549	88,054
Accumulated other comprehensive income (loss)	1,419	(5,945)

	151,322	139,289

	$560,146	$508,753

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	November 30,
	2004	2003
Revenue
Manufacturing	$200,397	$117,303
Leasing & services	17,651	17,896

	218,048	135,199

Cost of revenue
Manufacturing	182,862	104,589
Leasing & services	10,380	10,837

	193,242	115,426

Margin	24,806	19,773

Other costs
Selling and administrative expense	12,072	10,060
Interest and foreign exchange	3,059	2,601

	15,131	12,661
Earnings before income taxes and equity in loss of unconsolidated subsidiaries	9,675	7,112

Income tax expense	(3,554)	(2,639)

Earnings before equity in loss of unconsolidated subsidiaries	6,121	4,473

Equity in loss of unconsolidated subsidiaries	(731)	(318)

Net earnings	$5,390	$4,155

Basic earnings per common share:	$0.36	$0.29

Diluted earnings per common share:	$0.35	$0.28

Weighted average common shares:

Basic	14,894	14,353
Diluted	15,504	14,890

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	November 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$5,390	$4,155
Adjustments to reconcile net earnings to net cash used in operating activities:
Deferred income taxes	845	2,988
Depreciation and amortization	5,285	5,297
Gain on sales of equipment	(86)	(146)
Other	10	757
Decrease (increase) in assets:
Accounts and notes receivable	(25,993)	(5,062)
Inventories	(5,863)	(14,657)
Other	2,299	1,349
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(10,426)	(12,183)
Participation	406	477
Deferred revenue	5,624	(1,887)

Net cash used in operating activities	(22,509)	(18,912)

Cash flows from investing activities:
Principal payments received under direct finance leases	1,832	2,857
Proceeds from sales of equipment	2,460	4,057
Investment in and advances to unconsolidated joint venture	(57)	(1,005)
Decrease (increase) in restricted cash	—	1,098
Capital expenditures	(12,395)	(9,615)

Net cash used in investing activities	(8,160)	(2,608)

Cash flows from financing activities:
Changes in revolving notes	34,363	183
Repayments of notes payable	(2,280)	(4,770)
Repayments of subordinated debt	(1,592)	(1,998)
Proceeds from exercise of stock options	174	535
Purchase of subsidiary’s shares subject to mandatory redemption	—	(968)

Net cash provided by (used in) financing activities	30,665	(7,018)

Effect of exchange rate changes	4,199	3,266

Increase (decrease) in cash and cash equivalents	4,195	(25,272)

Cash and cash equivalents
Beginning of period	12,110	77,298

End of period	$16,305	$52,026

Cash paid during the period for:
Interest	$2,029	$3,305
Income taxes	$112	$2,605

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Interim Financial Statements

     The Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of November 30, 2004 and for the three months ended November 30, 2004 and 2003 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three months ended November 30, 2004 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2005. Certain reclassifications have been made to the prior period’s Consolidated Financial Statements to conform to the current year presentation.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2004 Annual Report on Form 10-K.

     Management estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires judgment on the part of management to arrive at estimates and assumptions on matters that are inherently uncertain, including evaluating the remaining life and recoverability of long-lived assets. These estimates may affect the amount of assets, liabilities, revenue and expenses reported in the financial statements and accompanying notes and disclosure of contingent assets and liabilities within the financial statements. Estimates and assumptions are periodically evaluated and may be adjusted in future periods. Actual results could differ from those estimates.

     Prospective Accounting Changes – In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment. This statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (stock options and restricted stock) granted to employees. The Company is required to implement SFAS No. 123R as of September 1, 2005 and has determined the implementation will not have a material effect on its Consolidated Financial Statements, based on the existing options outstanding.

Note 2 – Accounts and Notes Receivable

(In thousands)

	November 30,	August 31,
	2004	2004
Trade receivables	$104,962	$80,125
Receivables from unconsolidated subsidiaries	41,429	35,739
Notes receivable from unconsolidated subsidiaries	5,796	5,739
Allowance for doubtful accounts	(1,560)	(1,596)

	$150,627	$120,007

     Receivables from unconsolidated subsidiaries represent advances to the joint venture manufacturing entity for inventory purchases. The Company acquired 100% ownership of this entity subsequent to November 30, 2004.

     Notes receivable from unconsolidated subsidiaries represents long-term advances.

THE GREENBRIER COMPANIES, INC.

Note 3 – Inventories

(In thousands)

	November 30,	August 31,
	2004	2004
Manufacturing supplies and raw materials	$32,649	$29,062
Work-in-process	70,418	63,907
Railcars held for sale or refurbishment	23,048	20,153

	$126,115	$113,122

     The increase in inventories at November 30, 2004 includes a $6.9 million effect of exchange rate changes since August 31, 2004.

Note 4 – Warranty Accruals

     Warranty costs are estimated and charged to operations to cover a defined warranty period. The estimated warranty cost is based on historical warranty claims for each particular product type. For new product types without a warranty history, preliminary estimates are based on historical information for similar product types. The accrual is periodically reviewed and updated based on warranty trends.

Warranty accrual activity:

(In thousands)

	Three Months Ended
	November 30,
	2004	2003
Balance at beginning of period	$12,691	$9,511
Charged to cost of revenue	2,098	1,285
Payments	(1,071)	(373)

Balance at end of period	$13,718	$10,423

THE GREENBRIER COMPANIES, INC.

Note 5 – Comprehensive Income

The following is a reconciliation of net earnings to comprehensive income:

(In thousands)

	Three Months Ended
	November 30,
	2004	2003
Net earnings	$5,390	$4,155
Reclassification of derivative financial instruments recognized in net earnings during the three months (net of tax effect)	(953)	(805)
Unrealized gain on derivative financial instruments (net of tax effect)	5,853	2,890
Foreign currency translation adjustment (net of tax effect)	2,464	722

Comprehensive income	$12,754	$6,962

Accumulated other comprehensive income (loss), net of tax effect, consisted of the following:

(In thousands)

	Unrealized
	Gains (Losses)	Foreign	Accumulated
	on Derivative	Currency	Other
	Financial	Translation	Comprehensive
	Instruments	Adjustment	Income (Loss)
Balance, August 31, 2004	$(1,339)	$(4,606)	$(5,945)
First quarter activity	4,900	2,464	7,364

Balance, November 30, 2004	$3,561	$(2,142)	$1,419

Note 6 – Earnings Per Share

     The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

(In thousands)

	Three Months Ended
	November 30,
	2004	2003
Weighted average basic common shares outstanding	14,894	14,353
Dilutive effect of employee stock options	610	537

Weighted average diluted common shares outstanding	15,504	14,890

     Weighted average diluted common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options as calculated using the treasury stock method. No options were anti-dilutive for the three months ended November 30, 2004 and 2003.

THE GREENBRIER COMPANIES, INC.

Note 7– Stock Based Compensation

     Compensation expense for employee stock options is not recognized because options are only granted with an exercise price equal to the fair value of the stock on the effective date of grant. If the Company had elected to recognize compensation expense using a fair value approach, the pro forma net earnings and earnings per share would have been as follows:

(In thousands, except per share amounts)

	Three Months Ended
	November 30,
	2004	2003
Net earnings, as reported	$5,390	$4,155
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax (1)	(48)	(70)

Net earnings, pro forma	$5,342	$4,085

Basic earnings per share
As reported	$0.36	$0.29

Pro forma	$0.36	$0.28

Diluted earnings per share
As reported	$0.35	$0.28

Pro forma	$0.34	$0.27

(1) Compensation expense was determined based on the Black-Scholes-Merton option pricing model which was developed to estimate the value of publicly traded options. Greenbrier’s options are not publicly traded.

Note 8 – Derivative Instruments

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

     At exchange rates in effect at November 30, 2004, forward exchange contracts for the sale of United States dollars aggregated $68.0 million, Pound Sterling aggregated $4.9 million and Euro aggregated $25.5 million. Adjusting these contracts to the fair value of these cash flow hedges at November 30, 2004 resulted in an unrealized pre-tax gain of $9.9 million that was recorded in accumulated other comprehensive income (loss). As these contracts mature at various dates through October 2005, any such gain remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive income (loss) would be reclassified to the current year’s results of operations.

     At exchange rates in effect at November 30, 2004, interest rate swap agreements had a notional amount of $64.1 million and mature between August 2006 and March 2013. The adjustment to fair value of these cash flow hedges at November 30, 2004 resulted in an unrealized pre-tax loss of $5.6 million. The loss is included in accumulated other comprehensive income (loss) and the fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from accumulated other comprehensive income (loss) and charged or credited to interest expense. At interest rates in effect at November 30, 2004, approximately $2.0 million would be reclassified to interest expense in the next 12 months.

THE GREENBRIER COMPANIES, INC.

Note 9 – Segment Information

     Greenbrier has two reportable segments: manufacturing and leasing & services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s 2004 Annual Report on Form 10-K. Performance is evaluated based on margin, which is presented in the Consolidated Statements of Operations. Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties.

     The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

(In thousands)

	Three Months Ended
	November 30,
	2004	2003
Revenue:
Manufacturing	$200,937	$136,218
Leasing & services	21,477	21,097
Intersegment eliminations	(4,366)	(22,116)

	$218,048	$135,199

Note 10 – Commitments and Contingencies

     From time to time, Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. The most significant litigation is as follows:

     Litigation was initiated on April 20, 2004 in the Supreme Court of Nova Scotia by a customer, BC Rail Partnership, alleging breach of contract and negligent manufacture and design of railcars which were involved in a derailment. No trial date has been set.

     Litigation was initiated on September 23, 2004, in the Multnomah County Circuit Court, State of Oregon. Three employees of the Company, on their own behalf and on behalf of others similarly situated, allege the Company failed to pay for hours worked in excess of forty hours per week, failed to provide adequate rest periods and failed to pay earned wages after employment terminated. No trial date has been set.

     Litigation was initiated on November 3, 2004, and November 4, 2004, in the District Court of Tarrant County, Texas, and in the District Court of Lancaster County, Nebraska, respectively. Plaintiff, The Burlington Northern and Santa Fe Railway Company, alleges the failure of a component part on a railcar manufactured by the Company in 1988, resulting in a derailment and a chemical spill. The complaint alleges in excess of $14 million in damages. No trial date has been set.

     In addition to the above litigation incurred in the ordinary course of business, on July 26, 2004, Alan James, a member of the board of directors and 28.8% stockholder as of November 30, 2004, filed an action in the Court of Chancery of the State of Delaware against the Company and all of its directors serving on July 26, 2004 other than Mr. James. The action seeks rescission of the Stockholders’ Rights Agreement adopted July 13, 2004, alleging, among other things, that directors breached their fiduciary duties in adopting the agreement and in doing so, breached the right of first refusal provisions of the Stockholders Agreement among Mr. James, William A. Furman and the Company. The lawsuit does not seek monetary damages. Other allegations of Mr. James are disclosed in the Company’s Form 8-K filed on December 16, 2004.

     Management intends to vigorously defend its position and believes that any ultimate liability resulting from the above litigation will not materially affect the Company’s Consolidated Financial Statements.

THE GREENBRIER COMPANIES, INC.

     Environmental studies have been conducted of owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. The Portland, Oregon manufacturing facility is located on the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting the facility, as a federal “national priority list” or “superfund” site due to sediment contamination. The Company and more than 60 other parties have received a “General Notice” of potential liability from the EPA. There is no indication that the Company has contributed to contamination of the Willamette River bed, although uses by prior owners of the property may have contributed. Nevertheless, this classification of the Willamette River may have an impact on the value of the Company’s investment in the property and has resulted in the Company initially bearing a portion of the cost of an EPA mandated remedial investigation and incurring costs mandated by the State of Oregon to control groundwater discharges to the Willamette River. Neither the cost of the investigation nor the groundwater control effort is currently determinable. However, a portion of the outlay related to the state of Oregon mandated costs has been reimbursed by an unaffiliated party, and further outlays may be recoverable. The Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways on the river, and classification as a superfund site could result in some limitations on future dredging and launch activity. The outcome of such actions cannot be estimated. Management believes that the Company’s operations adhere to sound environmental practices, applicable laws and regulations.

     The Company has entered into contingent rental assistance agreements, aggregating a maximum of $15.9 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from one to seven years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three months ended November 30, 2004 and 2003, no accruals were made to cover estimated future obligations as the remaining liability was considered adequate. The remaining liability at November 30, 2004 is $0.1 million.

     A portion of leasing & services revenue is derived from utilization leases, under which “car hire” is earned. Car hire is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Until 1992, the Interstate Commerce Commission directly regulated car hire rates by prescribing a formula for calculating these rates. Government regulation of car hire rates continues, but the system of prescribed rates has been superseded by a system known as deprescription. A ten-year period used to phase in this new system ended on January 1, 2003. Deprescription is a system whereby railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration either the owner’s or user’s rate is selected and that rate becomes effective for a one-year period. There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue which amounted to $5.9 million and $6.2 million for the three months ended November 30, 2004 and 2003.

     Agreements have been entered into for the purchase of new railcars from an unaffiliated manufacturer and as of November 30, 2004, the Company has committed to purchase $72.9 million of railcars under these agreements.

     At November 30, 2004, $10.0 million of third party debt was held by the unconsolidated subsidiary. The Company has guaranteed 33% or approximately $3.3 million of this debt. In the event that there is a change in control or insolvency by any of the three investors that have guaranteed the debt, the remaining investors’ share of the guarantee will increase proportionately.

     In accordance with customary business practices in Europe, the Company has $41.1 million in bank and third party performance, advance payment, and warranty guarantee facilities, of which $21.5 million has been utilized as of November 30, 2004. To date, no amounts have been drawn against these performance, advance payment, and warranty guarantee facilities.

THE GREENBRIER COMPANIES, INC.

Note 11 – Subsequent Events

     In September 1998 Greenbrier entered into a joint venture with Bombardier Transportation (Bombardier) to build railroad freight cars at a portion of Bombardier’s existing manufacturing facility in Sahagun, Mexico. Each party held a 50% non-controlling interest in the joint venture. In December 2004, Greenbrier acquired Bombardier’s interest. Under the terms of the acquisition, Greenbrier will pay Bombardier approximately $10 million over five years. Greenbrier will continue to lease a portion of the plant from Bombardier and has entered into a Service Agreement under which Bombardier will provide labor and manufacturing support. The joint venture, currently accounted for under the equity method, will be consolidated for financial reporting purposes beginning in December 2004.

     On December 10, 2004, the Company filed a Shelf Registration Statement on Form S-3 with the Securities and Exchange Commission (SEC), for the sale of up to 6 million shares of the Company’s common stock. The Company requested and has been notified by the SEC that the effective date of the S-3 has been set as December 22, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

     We currently have two primary business segments: manufacturing and leasing & services. These two business segments are operationally integrated. With operations in the United States, Canada, Mexico and Europe the manufacturing segment produces double-stack intermodal railcars, conventional railcars, tank cars, marine vessels and performs railcar repair, refurbishment and maintenance activities. We produce rail castings through an unconsolidated joint venture and also manufacture new freight cars through the use of unaffiliated subcontractors. The leasing & services segment owns approximately 11,000 railcars and provides management services for approximately 123,000 railcars for railroads, shippers, carriers, and other leasing and transportation companies. Segment performance is evaluated based on margins.

     Our manufacturing backlog of railcars for sale and lease as of November 30, 2004 was approximately 10,300 railcars with an estimated value of $620.0 million compared to 11,500 railcars valued at $620.0 million as of November 30, 2003. Substantially all of the current backlog has been priced to cover anticipated material price increases and surcharges. As these sales price increases are an anticipated pass-through of vendor material price increases and surcharges, they are not necessarily indicative of increased margins on future production. There is still risk that material prices could increase beyond amounts included in our sale contracts which would adversely impact margins in our backlog.

     The available supply of rail castings to the industry continues to be adversely affected as a result of reorganization and consolidation of domestic suppliers. Our investment in a joint venture that operates castings production facilities has helped us maintain production despite industry-wide casting shortages.

     In September 1998 we entered into a joint venture with Bombardier Transportation (Bombardier) to build railroad freight cars at a portion of Bombardier’s existing manufacturing facility in Sahagun, Mexico. Each party held a 50% non-controlling interest in the joint venture. In December 2004, we acquired Bombardier’s interest. Under the terms of the acquisition, we will pay Bombardier approximately $10 million over five years. We will continue to lease a portion of the plant from Bombardier and have entered into a Service Agreement under which Bombardier will provide labor and manufacturing support. This venture, currently accounted for under the equity method, will be consolidated for financial reporting purposes beginning in December 2004. We anticipate this acquisition will provide purchasing and production efficiencies while improving the quality and price competitiveness of the facility.

Critical Accounting Policies

     The preparation of financial statements in accordance with generally accepted accounting principles requires judgment on the part of management to arrive at estimates and assumptions on matters that are inherently uncertain.

THE GREENBRIER COMPANIES, INC.

These estimates may affect the amounts of assets, liabilities, revenues, and expenses reported in a given period. Estimates and assumptions are periodically evaluated and may be adjusted in future periods.

     Income taxes - For financial reporting purposes, income tax expense is based on planned tax return filings. The amounts anticipated to be reported in those filings may change between the time the financial statements are prepared and the time the tax returns are filed. Further, because tax filings are subject to review by taxing authorities, there is also the risk that a position taken on a tax return may be challenged by a taxing authority. If the taxing authority is successful in asserting a position different than that taken by the Company, differences in tax expense or between current and deferred tax items may arise in future periods. Such differences, which could have a material impact on our financial statements, would be reflected in the financial statements when management considers them probable of occurring and the amount reasonably estimable. Valuation allowances reduce deferred assets to an amount that will more likely than not be realized. Management’s estimates of the realization of deferred tax assets is based on the information available at the time the financial statements are prepared and may include estimates of future income and other assumptions that are inherently uncertain.

     Maintenance obligations - The Company is responsible for maintenance on a portion of the managed and owned lease fleet, under the terms of the maintenance obligations defined in the underlying lease or management agreement. The estimated maintenance liability is based on maintenance histories for each type and age of car. The liability is periodically reviewed and updated based on maintenance trends and known future repair or refurbishment requirements.

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

     Contingent rental assistance - We have entered into contingent rental assistance agreements on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods that range from one to seven years. A liability is established when a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated.

     Revenue recognition – Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

     Railcars are generally manufactured, repaired or refurbished under firm orders from third parties. Revenue on railcars is recognized when the cars are completed, accepted by an unaffiliated customer and contractual contingencies removed. Marine revenues are either recognized on the percentage of completion method during the construction period or completed contract method based on the terms of the contract. Direct finance lease revenue is recognized over the lease term in a manner that produces a constant rate of return on the net investment in the lease. Operating lease revenue is recognized as earned under the lease terms. Certain leases are operated under car hire arrangements whereby revenue is earned based on utilization car hire rates and terms specified in the lease agreement. Car hire revenue is reported from a third party source two months in arrears; however such revenue is accrued in the month earned based on estimates of use from historical activity and is adjusted to actual mileage earned as reported. Such adjustments have not significantly differed from the estimates.

     We may also manufacture railcars prior to receipt of firm orders, build railcars under lease that are then sold to a third party leasing company, build railcars for our own lease fleet or subcontract production to third parties. Railcars produced in a given period may be delivered in subsequent periods, delaying revenue recognition. Revenue does not include sales of new railcars to, or refurbishment services performed for, the leasing & services segment since intercompany transactions are eliminated in preparing the Consolidated Financial Statements. The margin generated from such sales or refurbishment activity is realized by the leasing & services segment over the related life of the asset or upon sale of the equipment to a third party.

THE GREENBRIER COMPANIES, INC.

Results of Operations

Three Months Ended November 30, 2004 Compared to Three Months Ended November 30, 2003

Overview

     Total revenues for the three months ended November 30, 2004 were $218.0 million, an increase of $82.8 million from revenues of $135.2 million in the prior comparable period. Earnings were $5.4 million and $4.2 million for the three months ended November 30, 2004 and 2003.

Manufacturing Segment

     Manufacturing revenue includes results from new railcar, marine, refurbishment and maintenance activities. New railcar delivery and backlog information includes all facilities, including subcontracted production and the joint venture in Mexico that is accounted for by the equity method.

     Manufacturing revenue for the three months ended November 30, 2004 was $200.4 million compared to $117.3 million in the corresponding prior period, an increase of $83.1 million. The 70.8% increase consists of a 53.2% increase in railcar deliveries and sales prices, an 8.7% growth of railcar repair and refurbishments, a 1.7% increase in marine activity and a 7.2% increase associated with fluctuations in the foreign exchange rates. New railcar deliveries were approximately 3,200 in the current period compared to 1,900 in the prior comparable period. Deliveries in the current period include approximately 550 units delivered from the Mexican joint venture, accounted for under the equity method, compared to 150 units for the three months ended November 30, 2003.

     Manufacturing margin for the three months ended November 30, 2004 was 8.8% compared to a margin of 10.8% for the three months ended November 30, 2003. The decrease was primarily due to a change in product mix and higher material costs. A portion of the railcars produced in the quarter were on contracts entered into prior to the adjustment for increases in steel surcharges and price increases which could not be passed on to customers. As sales prices and costs increase, our margins as a percentage of revenue declines.

Leasing & Services Segment

     Leasing & services revenue decreased $0.2 million, or 1.1%, to $17.7 million for the three months ended November 30, 2004 compared to $17.9 million for the three months ended November 30, 2003. The decrease is primarily a result of a $0.6 million decrease in direct finance lease revenue upon lease maturation, a $0.3 million decline associated with utilization on mileage leases and a $0.3 million decline in maintenance revenue on terminated maintenance contracts. These decreases were offset by a $1.0 million increase in operating lease revenue from new lease additions.

     Approximately one-third of the owned equipment in the lease fleet was acquired through an agreement with Union Pacific Railroad Company (Union Pacific), which contains a fixed price purchase option exercisable upon lease expiration. Union Pacific has notified us of their intention to exercise this option on all remaining railcars in this program. As these leases mature over the next three years, related leasing revenue will continue to decline. Revenue may be replaced by growth of the lease fleet and management services. The railcars under this program are subject to a sharing agreement where we share a portion of the lease earnings with Union Pacific. Accordingly, the decline in revenue from maturing leases with Union Pacific will not have to be replaced by an equivalent revenue amount to result in the same margin.

     Leasing & services margin, as a percentage of revenue, was 41.2% and 39.4% for the three-month periods ended November 30, 2004 and 2003. The increase was primarily a result of growth of the operating lease portfolio to replace maturing direct finance leases.

THE GREENBRIER COMPANIES, INC.

     Pre-tax earnings of $0.1 million were realized on the disposition of leased equipment, consistent with the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.

Other Costs

     Selling and administrative expense was $12.1 million for the three months ended November 30, 2004 compared to $10.1 million for the comparable prior period, an increase of $2.0 million. The increase is primarily due to costs associated with implementation of Sarbanes-Oxley requirements and higher employee costs. Current period costs include $0.8 million in legal and professional fees associated with litigation and responses to allegations by Alan James, a member of the board of directors and 28.8% stockholder as of November 30, 2004, as disclosed in Form 8-K filed on December 16, 2004. Selling and administrative expense as a percentage of revenue decreased to 5.5% in the current period from 7.4% in the three months ending November 30, 2003. The declining ratio is primarily due to continued efforts to control costs and economies of scale from operating at higher revenue levels.

     Interest and foreign exchange increased $0.5 million to $3.1 million for the three months ended November 30, 2004, compared to $2.6 million in the prior comparable period. Prior period results include foreign exchange gains of $0.5 million as compared to foreign exchange losses of $0.3 million in the current period. Foreign exchange fluctuations were offset by a $0.3 million decline in interest expense, primarily as a result of scheduled repayments of debt.

     Income tax expense for the three months ended November 30, 2004 and 2003 represents a tax rate of 42.0% on United States operations and varying tax rates on foreign operations. Our effective tax rate was 36.7% and 37.1% for the three months ended November 30, 2004 and 2003. The fluctuations in effective tax rate are due to the geographical mix of pre-tax earnings and losses.

Equity in Loss of Unconsolidated Subsidiaries

     Equity in loss of unconsolidated subsidiaries was $0.7 million for the three months ended November 30, 2004 compared to $0.3 million for the three months ended November 30, 2003. The additional loss was the result of production issues and parts shortages at our Mexican railcar manufacturing joint venture. We anticipate our acquisition of Bombardier’s ownership interest in the Mexican joint venture to provide purchasing and production efficiencies while improving the quality and price competitiveness of the facility.

Liquidity and Capital Resources

     We have been financed through cash generated from operations and borrowings. During the quarter ending November 30, 2004, cash increased $4.2 million to $16.3 million from $12.1 million at August 31, 2004.

     Cash used in operations for the three months ended November 30, 2004 was $22.5 million compared to $18.9 million for the three months ended November 30, 2003. The change is due to timing of working capital needs, including increases in inventory to support an additional production line and increased accounts receivable balances as a result of current production for a customer with longer payment terms and an increase in a receivable from an unconsolidated subsidiary for inventory purchases. We acquired 100% ownership of this subsidiary subsequent to quarter end, therefore this receivable balance will be eliminated as the entire balance sheet will be included upon consolidation in future periods.

     Cash used in investing activities was $8.2 million for the three months ended November 30, 2004 compared to $2.6 million in the prior comparable period. The increased cash utilization was primarily due to increased purchases of railcars for the lease fleet.

     Cash provided by financing activities of $30.7 million for the three months ended November 30, 2004 compared to cash used in financing activities of $7.0 million in the three months ended November 30, 2003. The change is primarily due to a net increase in borrowings under revolving debt of $34.4 million for the three months ended

THE GREENBRIER COMPANIES, INC.

November 30, 2004 compared to a net increase of $0.2 million in the prior comparable period, and by lower debt repayments in the current period.

     All amounts originating in foreign currency have been translated at the November 30, 2004 exchange rate for the purpose of the following discussion. Credit facilities aggregated $139.6 million as of November 30, 2004. Available borrowings under the credit facilities are principally based upon defined levels of receivables, inventory and leased equipment, which at November 30, 2004 levels would provide for maximum borrowing of $134.8 million, of which $44.7 million is outstanding. A $60.0 million revolving line of credit is available through January 2006 to provide working capital and interim financing of equipment for the leasing & services operations. A $35.0 million line of credit to be used for working capital is available through March 2006 for United States manufacturing operations. A $21.1 million line of credit is available through October 2005 for working capital for Canadian manufacturing operations. Lines of credit totaling $23.5 million are available principally through June 2005 for working capital for European manufacturing operations. Advances under the lines of credit bear interest at rates that vary depending on the type of borrowing and certain defined ratios. At November 30, 2004, there were no borrowings outstanding under the United States leasing & services lines. Outstanding borrowings under the United States, Canadian and European manufacturing lines were $16.0 million, $12.7 million and $16.0 million.

     In accordance with customary business practices in Europe, we have $41.1 million in bank and third party performance, advance payment and warranty guarantee facilities, of which $21.5 million has been utilized as of November 30, 2004. To date, no amounts have been drawn under these performance, advance payment and warranty guarantee facilities.

     We have entered into contingent rental assistance agreements, aggregating a maximum of $15.9 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods that range from one to seven years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three months ended November 30, 2004 and 2003, no accruals were made to cover estimated future obligations as the remaining liability was considered adequate. The remaining liability at November 30, 2004 is $0.1 million.

     We have advanced $5.8 million in long term advances to unconsolidated subsidiaries which are secured by accounts receivable and inventory. We have also guaranteed $3.3 million in third party debt for an unconsolidated subsidiary.

     Capital expenditures totaled $12.4 million and $9.6 million for the three months ended November 30, 2004 and 2003. Of these capital expenditures, approximately $10.3 million and $8.9 million were attributable to leasing & services operations. Leasing & services capital expenditures for 2005 are expected to be approximately $33.0 million. Our capital expenditures have increased as we replace the maturing direct finance lease portfolio. We regularly sell assets from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures.

     Approximately $2.1 million and $0.7 million of capital expenditures for the three months ended November 30, 2004 and 2003 were attributable to manufacturing operations. Capital expenditures for manufacturing operations are expected to be approximately $13.0 million in 2005.

     Foreign operations give rise to risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. No provision has been made for credit loss due to counterparty non-performance.

     In December 2004 we made a scheduled payment to Union Pacific of deferred participation in the amount of $16.8 million and a payment of the dividend declared in November 2004 of $0.9 million. We expect existing funds and cash generated from operations, together with borrowings under existing credit facilities and long-term financing, to be sufficient to fund dividends, working capital needs, planned capital expenditures and expected debt repayments for the foreseeable future.

THE GREENBRIER COMPANIES, INC.

Off Balance Sheet Arrangements

     We do not currently have off balance sheet arrangements that have or are likely to have a material current or future effect on our Consolidated Financial Statements.

Forward-Looking Statements

     From time to time, Greenbrier or its representatives have made or may make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

•	availability of financing sources and borrowing base for working capital, other business development activities, capital spending and railcar warehousing activities;

•	ability to renew or obtain sufficient lines of credit and performance guarantees on acceptable terms;

•	ability to utilize beneficial tax strategies;

•	ability to grow our railcar services and lease fleet and management services business;

•	ability to obtain purchase orders which contain provisions for the escalation of prices due to increased costs of materials and components;

•	ability to obtain adequate certification and licensing of products; and

•	short- and long-term revenue and earnings effects of the above items.

     Forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier’s control. The following are among the factors that could cause actual results or outcomes to differ materially from the forward-looking statements:

•	a delay or failure of acquired businesses, products or services to compete successfully;

•	decreases in carrying value of assets due to impairment;

•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

•	changes in future maintenance requirements;

•	effects of local statutory accounting conventions on compliance with covenants in loan agreements;

•	domestic and global business conditions and growth or reduction in the surface transportation industry;

•	actual future costs and the availability of materials and a trained workforce;

•	availability of subcontractors;

•	steel price increases, scrap surcharges and other commodity price fluctuations and their impact on railcar demand and margin;

•	changes in product mix and the mix between the manufacturing and leasing & services segments;

•	labor disputes, energy shortages or operating difficulties that might disrupt manufacturing operations or the flow of cargo;

•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of subcontractors or suppliers;

•	ability to obtain suitable contracts for railcars held for sale;

•	lower than anticipated residual values for leased equipment;

•	discovery of defects in railcars resulting in increased warranty costs or litigation;

•	resolution or outcome of pending litigation;

•	the ability to consummate expected sales;

•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under the contracts as anticipated;

•	financial condition of principal customers;

•	market acceptance of products;

THE GREENBRIER COMPANIES, INC.

•	ability to obtain insurance at acceptable rates;

•	competitive factors, including introduction of competitive products, price pressures and competitiveness of our manufacturing facilities and products;

•	industry over-capacity and our manufacturing capacity utilization;

•	continued industry demand at current levels for railcar products, given substantial price increases;

•	domestic and global political, regulatory or economic conditions including such matters as terrorism, war, embargoes or quotas;

•	ability to adjust to the cyclical nature of the railcar industry;

•	the effects of car hire deprescription on leasing revenue;

•	changes in interest rates;

•	actions by various regulatory agencies;

•	changes in fuel and/or energy prices;

•	availability and price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;

•	ability to replace maturing lease revenue and earnings with revenue and earnings from growth of the lease fleet and management services; and

•	financial impacts from currency fluctuations in the Company’s worldwide operations.

     Any forward-looking statements should be considered in light of these factors. Greenbrier assumes no obligation to update or revise any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or if Greenbrier later becomes aware that these assumptions are not likely to be achieved, except as required under securities laws.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

     Greenbrier has operations in Canada, Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate its exposure to transactions denominated in currencies other than the functional currency of each entity, Greenbrier enters into foreign currency forward exchange contracts to protect its margin on a portion of its forecast foreign currency exposure. At November 30, 2004, the Company has $98.4 million of foreign currency forward exchange contracts. Because of the variety of currencies in which purchases and sales are transacted, it is not possible to predict the impact of a movement in foreign currency exchange rates on future operating results.

     In addition to Greenbrier’s exposure to transaction gains or losses, the Company is also exposed to foreign currency exchange risk related to the net asset position of its foreign subsidiaries. The net assets of foreign subsidiaries aggregated $32.8 million and a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of $3.3 million, 2.2% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

Interest Rate Risk

     The Company has managed its floating rate debt with interest rate swap agreements, effectively converting $64.1 million of variable rate debt to fixed rate debt. At November 30, 2004, the exposure to interest rate risk is limited since approximately 63% of the Company’s debt has fixed rates. As a result, Greenbrier is only exposed to interest rate risk relating to its revolving debt and a small portion of its term debt. At November 30, 2004, a uniform 10% increase in interest rates would result in approximately $0.3 million of additional annual interest expense.

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

Changes in Internal Controls over Financial Reporting

     There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended November 30, 2004 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

THE GREENBRIER COMPANIES, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There is hereby incorporated by reference the information disclosed in Note 10 to Consolidated Financial Statements, Part I of this quarterly report.

Item 6. Exhibits

(a) List of Exhibits:

31.1	Certification pursuant to Rule 13 (a) – 14 (a)

31.2	Certification pursuant to Rule 13 (a) – 14 (a)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Interest Redemption Agreement dated as of December 1, 2004 by and between Bombardier Transit Corporation, Bombardier Transportation Mexico S.A. de C.V., Greenbrier-Concarril, LLC, The Greenbrier Companies, Inc., and Gunderson-Concarril S.A. de C.V.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: January 10, 2005	By:	/s/ Larry G. Brady

Larry G. Brady
Senior Vice President and
Chief Financial Officer

(Principal Financial and Accounting
Officer)