Form 10-Q
period 2005-02-28
GREENBRIER COMPANIES INC
filed 2005-03-31
CIK 923120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 28, 2005

or

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

     The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding on March 23, 2005 was 14,977,338 shares.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Consolidated Balance Sheets
(In thousands, except per share amounts, unaudited)

	February 28,	August 31,
	2005	2004
Assets
Cash and cash equivalents	$12,063	$12,110
Restricted cash	530	1,085
Accounts and notes receivable	143,729	120,007
Inventories	147,636	113,122
Investment in direct finance leases	13,253	21,244
Equipment on operating leases	174,911	162,258
Property, plant and equipment	67,598	56,415
Other	18,819	22,512

	$578,539	$508,753

Liabilities and Stockholders’ Equity
Revolving notes	$74,166	$8,947
Accounts payable and accrued liabilities	182,279	178,550
Participation	21,052	37,107
Deferred revenue	4,750	2,550
Deferred income taxes	25,349	26,109
Notes payable	98,742	97,513

Subordinated debt	10,573	14,942

Subsidiary shares subject to mandatory redemption	3,746	3,746

Commitments and contingencies (Note 11)	—	—

Stockholders’ equity:
Preferred stock - $0.001 par value; 25,000 shares authorized; none outstanding	—	—
Common stock - $0.001 par value; 50,000 shares authorized; 14,975 and 14,884 shares issued and outstanding at February 28, 2005 and August 31, 2004	15	15
Additional paid-in capital	59,305	57,165
Retained earnings	96,453	88,054
Accumulated other comprehensive income (loss)	2,109	(5,945)

	157,882	139,289

	$578,539	$508,753

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Revenue
Manufacturing	$233,808	$148,725	$434,205	$266,028
Leasing & services	21,105	17,836	38,756	35,732

	254,913	166,561	472,961	301,760

Cost of revenue
Manufacturing	217,796	138,993	400,658	243,582
Leasing & services	10,570	10,404	20,950	21,241

	228,366	149,397	421,608	264,823

Margin	26,547	17,164	51,353	36,937

Other costs
Selling and administrative	14,044	10,924	26,116	20,984
Interest and foreign exchange	4,295	2,604	7,355	5,205
Special charges	—	1,234	—	1,234

	18,339	14,762	33,471	27,423
Earnings before income taxes and equity in unconsolidated subsidiaries	8,208	2,402	17,882	9,514

Income tax benefit (expense)	(3,397)	1,309	(6,951)	(1,330)

Earnings before equity in unconsolidated subsidiaries	4,811	3,711	10,931	8,184

Equity in loss of unconsolidated subsidiaries	(9)	(1,474)	(739)	(1,792)

Net earnings	$4,802	$2,237	$10,192	$6,392

Basic earnings per common share	$0.32	$0.15	$0.68	$0.44

Diluted earnings per common share	$0.31	$0.15	$0.66	$0.42

Weighted average common shares:
Basic	14,954	14,517	14,924	14,435
Diluted	15,573	15,178	15,542	15,051

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	February 28,	February 29,
	2005	2004
Cash flows from operating activities
Net earnings	$10,192	$6,392
Adjustments to reconcile net earnings to net cash used in operating activities:
Deferred income taxes	(587)	(1,503)
Depreciation and amortization	10,693	10,327
Gain on sales of equipment	(3,518)	(190)
Special charges	—	1,234
Other	901	774
Decrease (increase) in assets:
Accounts and notes receivable	(49,217)	(26,167)
Inventories	12,709	(26,895)
Other	(717)	2,262
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(18,069)	(12,508)
Participation	(16,055)	(19,550)
Deferred revenue	1,679	(2,606)

Net cash used in operating activities	(51,989)	(68,430)

Cash flows from investing activities
Principal payments received under direct finance leases	3,285	5,227
Proceeds from sales of equipment	20,005	9,922
Investment in and advances to unconsolidated subsidiary	(34)	(1,005)
Acquisition of joint venture interest	8,435	—
Decrease in restricted cash	662	3,543
Capital expenditures	(34,844)	(18,192)

Net cash used in investing activities	(2,491)	(505)

Cash flows from financing activities
Changes in revolving notes	63,001	9,248
Repayments of notes payable	(8,907)	(12,477)
Repayment of subordinated debt	(4,369)	(4,701)
Dividends	(1,793)	—
Proceeds from exercise of stock options	2,140	3,265
Purchase of subsidiary shares subject to mandatory redemption	—	(968)

Net cash provided by (used in) financing activities	50,072	(5,633)

Effect of exchange rate changes	4,361	1,517
Decrease in cash and cash equivalents	(47)	(73,051)
Cash and cash equivalents
Beginning of period	12,110	77,298
End of period	$12,063	$4,247

Cash paid during the period for
Interest	$5,395	$5,966
Income taxes	$4,784	$5,970
Non-cash activity
Transfer of inventory to equipment on operating leases	$—	$3,735
Supplemental disclosure of subsidiary acquired
Assets acquired, net of cash	$(19,051)	$—
Liabilities assumed	19,529	—
Investment previously booked for unconsolidated joint venture	7,957	—

Cash acquired	$8,435	$—

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Interim Financial Statements

     The Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of February 28, 2005 and for the three and six months ended February 28, 2005 and February 29, 2004 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals, except for the special charges) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three and six months ended February 28, 2005 and February 29, 2004 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2005. Certain reclassifications have been made to the prior year’s Consolidated Financial Statements to conform to the current year presentation.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2004 Annual Report on Form 10-K.

     Unclassified Balance Sheet - The balance sheets of the Company are presented in an unclassified format as a result of significant leasing activities for which the current or noncurrent distinction is not relevant. In addition, the activities of the leasing & services and manufacturing segments are so intertwined that an attempt to separate the respective balance sheet categories would not be meaningful in the opinion of management and may lead to the development of misleading conclusions by the reader.

     Stock Incentive Plan – In January 2005, the stockholders approved the 2005 Stock Incentive Plan. The plan provides for the grant of incentive stock options, nonstatutory stock options, restricted shares, stock units and stock appreciation rights. The maximum aggregate number of the Company’s common shares available for issuance under the plan is 1,300,000.

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

     Prospective Accounting Changes – In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment. This statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (stock options and restricted stock) granted to employees. The Company is required to implement SFAS No. 123R as of September 1, 2005 and has determined the implementation will not have a material effect on its Consolidated Financial Statements based on the existing options outstanding.

Note 2 – Acquisitions

     In September 1998 Greenbrier entered into a joint venture with Bombardier Transportation (Bombardier) to build railroad freight cars at a portion of Bombardier’s existing manufacturing facility in Sahagun, Mexico. Each party held a 50% non-controlling interest in the joint venture. In December 2004, Greenbrier acquired Bombardier’s interest and will pay Bombardier a purchase price of $9.0 million over five years. Greenbrier will lease a portion of the plant from Bombardier and has entered into a service agreement under which Bombardier will provide labor and manufacturing support. The Mexican operations, previously accounted for under the equity method, are consolidated for financial reporting purposes beginning in December 2004.

THE GREENBRIER COMPANIES, INC.

     The balance sheet of the acquired entity at December 1, 2004 was as follows:

(in thousands)

Assets
Cash and cash equivalents	$8,435
Accounts and notes receivable	12,712
Inventories	38,593
Property, plant and equipment	11,515
Goodwill and other	1,421

$72,676

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	10,530
Payable to Greenbrier	45,053
Long-term debt	9,000

Stockholders’ equity:	8,093

$72,676

     Greenbrier acquired 100% of the equity as of December 1, 2004 and as a result of the allocation of the purchase price among assets and liabilities, recorded $1.3 million in goodwill.

     The unaudited pro forma financial information below for the three and six months ended February 28, 2005 and February 29, 2004 was prepared as if the transaction to acquire Bombardier’s equity in the Mexican operations had occurred at the beginning of each period presented:

(In thousands)	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Revenue	$254,913	$172,451	$527,849	$317,437
Net earnings	$4,802	$1,602	$9,315	$5,648
Basic earnings per share	$0.32	$0.11	$0.62	$0.39
Diluted earnings per share	$0.31	$0.11	$0.60	$0.38

     The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the fiscal year, and it does not reflect the results of future operations of the Company.

THE GREENBRIER COMPANIES, INC.

Note 3 – Accounts and Notes Receivable

(In thousands)

	February 28, 2005	August 31, 2004
Trade receivables	$143,030	$80,125
Receivables from unconsolidated subsidiary	—	35,739
Long-term receivable from unconsolidated subsidiaries	2,328	5,739
Allowance for doubtful accounts	(1,629)	(1,596)

	$143,729	$120,007

     Receivables from an unconsolidated subsidiary represent advances to the Mexican operations for inventory purchases. In December 2004, the Company acquired 100% ownership of this entity, which is now consolidated.

Note 4 – Inventories

(In thousands)	February 28,	August 31,
	2005	2004
Manufacturing supplies and raw materials	$21,813	$31,282
Work-in-process	118,158	65,498
Railcars held for sale or refurbishment	11,927	20,157
Lower of cost or market adjustment	(4,262)	(3,815)

	$147,636	$113,122

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

Warranty accrual activity:

(In thousands)	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Balance at beginning of period	$13,718	$10,423	$12,691	$9,515
Charged to cost of revenue	996	1,178	3,095	2,460
Payments	(733)	(590)	(1,805)	(964)
Acquisition	168	—	168	—

Balance at end of period	$14,149	$11,011	$14,149	$11,011

THE GREENBRIER COMPANIES, INC.

Note 6 – Comprehensive Income (Loss)

The following is a reconciliation of net earnings to comprehensive income (loss):

(In thousands)	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Net earnings	$4,802	$2,237	$10,192	$6,392
Reclassification of derivative financial instruments recognized in net earnings (net of tax)	(1,763)	(2,113)	(2,716)	(2,024)
Unrealized gain on derivative financial instruments (net of tax)	1,649	408	7,502	2,404
Foreign currency translation adjustment (net of tax)	804	(1,329)	3,268	(608)

Comprehensive income (loss)	$5,492	$(797)	$18,246	$6,164

Accumulated other comprehensive income (loss), net of tax, consisted of the following:

(In thousands)	Unrealized
	Gains (Losses)	Foreign	Accumulated
	on Derivative	Currency	Other
	Financial	Translation	Comprehensive
	Instruments	Adjustment	Income (Loss)
Balance, August 31, 2004	$(1,339)	$(4,606)	$(5,945)
Six month activity	4,786	3,268	8,054

Balance, February 28, 2005	$3,447	$(1,338)	$2,109

Note 7– Earnings Per Share

     The shares used in the computation of the basic and diluted earnings per common share are as follows:

(In thousands)	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Weighted average basic common shares outstanding	14,954	14,517	14,924	14,435
Dilutive effect of employee stock options	619	661	618	616

Weighted average diluted common shares outstanding	15,573	15,178	15,542	15,051

     Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options. No options were anti-dilutive for the three and six months ended February 28, 2005 and February 29, 2004.

THE GREENBRIER COMPANIES, INC.

Note 8 – Stock Based Compensation

     Greenbrier does not recognize compensation expense relating to employee stock options because options are only granted with an exercise price equal to the fair value of the stock on the effective date of grant. If the Company had elected to recognize compensation expense using a fair value approach, the pro forma net earnings and earnings per share would have been as follows:

(In thousands, except per share amounts)	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Net earnings, as reported	$4,802	$2,237	$10,192	$6,392
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax (1)	(35)	(85)	(83)	(200)

Net earnings, pro forma	$4,767	$2,152	$10,109	$6,192

Basic earnings per share
As reported	$0.32	$0.15	$0.68	$0.44

Pro forma	$0.32	$0.15	$0.68	$0.43

Diluted earnings per share
As reported	$0.31	$0.15	$0.66	$0.42

Pro forma	$0.31	$0.14	$0.65	$0.41

(1)	Compensation expense was determined based on the Black-Scholes-Merton option pricing model which was developed to estimate the value of publicly traded options. Greenbrier’s options are not publicly traded.

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

     At February 28, 2005 exchange rates, forward exchange contracts for the sale of United States dollars aggregated $69.5 million and contracts for the sale of Euro aggregated $27.9 million. Adjusting these contracts to the fair value of these cash flow hedges at February 28, 2005 resulted in an unrealized pre-tax gain of $7.3 million that was recorded in the line item accumulated other comprehensive income and the fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As these contracts mature at various dates through October 2005, any such gain remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive income (loss) would be reclassified to the current year’s results of operations.

     At February 28, 2005 exchange rates, interest rate swap agreements had a notional amount of $62.2 million and mature between August 2006 and March 2013. The adjustment to fair value of these cash flow hedges at February 28, 2005 resulted in an unrealized pre-tax loss of $4.4 million. The loss is included in accumulated other comprehensive income (loss) and the fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from accumulated other comprehensive income (loss) and charged or credited to interest expense. At February 28, 2005 interest rates, approximately $1.7 million would be reclassified to interest expense in the next 12 months.

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

     The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

(In thousands)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Revenue:
Manufacturing	$254,299	$157,315	$455,236	$293,499
Leasing & services	23,647	20,303	45,124	41,434
Intersegment eliminations	(23,033)	(11,057)	(27,399)	(33,173)

	$254,913	$166,561	$472,961	$301,760

Margin:
Manufacturing	$16,012	$9,732	$33,547	$22,446
Leasing & services	10,535	7,432	17,806	14,491

	$26,547	$17,164	$51,353	$36,937

The following table summarizes selected geographic information.
Eliminations are sales between geographic areas.

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Revenue:
United States	$149,710	$89,316	$275,214	$179,206
Canada	46,622	39,759	100,472	79,721
Mexico	37,598	—	37,598	—
Europe	39,306	37,720	78,000	60,755
Eliminations	(18,323)	(234)	(18,323)	(17,922)

	$254,913	$166,561	$472,961	$301,760

Earnings:
United States	$8,093	$5,048	$15,678	$10,423
Other North American	(386)	(1,618)	737	(924)
Europe	974	919	1,918	2,165
Eliminations	(473)	(1,947)	(451)	(2,150)

	$8,208	$2,402	$17,882	$9,514

THE GREENBRIER COMPANIES, INC.

Note 11 – Commitments and Contingencies

     From time to time, Greenbrier is involved in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. The most significant litigation is as follows:

     Litigation was initiated against the Company on April 20, 2004 in the Supreme Court of Nova Scotia by a customer, BC Rail Partnership, alleging breach of contract and negligent manufacture and design of railcars which were involved in a derailment. No trial date has been set.

     On September 23, 2004, two current and one former Company employee filed a civil complaint in Multnomah County Circuit Court, State of Oregon alleging the Company failed to comply with Oregon wage and hour laws . Plaintiffs seek injunctive relief and unspecified unpaid wages, penalty wages, costs, disbursements, and attorneys’ fees. The proceeding has been abated by the Circuit Court pending mediation which is scheduled for April 2005. No trial date has been set.

     Litigation was initiated against the Company on November 3, 2004, and November 4, 2004, in the District Court of Tarrant County, Texas, and in the District Court of Lancaster County, Nebraska, respectively. Answers have been filed in both cases and the parties have agreed to stay the Nebraska action and proceed with the litigation in Texas. Plaintiff, The Burlington Northern and Santa Fe Railway Company, alleges the failure of a component part on a railcar manufactured by the Company in 1988, resulting in a derailment and a chemical spill. The complaint seeks damages alleged to be in excess of $14 million. No trial date has been set.

     In addition to the above litigation incurred in the ordinary course of business, on July 26, 2004, Alan James, at the time a member of the board of directors and whose estate is a 26.2% stockholder as of February 28, 2005, filed an action in the Court of Chancery of the State of Delaware against the Company and all of its directors serving on July 26, 2004 other than Mr. James. The action seeks rescission of the Stockholders’ Rights Agreement adopted July 13, 2004, alleging, among other things, that directors breached their fiduciary duties in adopting the agreement and in doing so, breached the right of first refusal provisions of the Stockholders Agreement among Mr. James, William A. Furman and the Company. The lawsuit does not seek monetary damages. On November 19, 2004, the defendants filed a motion for summary judgment of dismissal. Mr. James died on January 28, 2005. Since Mr. James’ death, there have been no further proceedings in the case and the court has not yet scheduled argument on the defendant’s motion for summary judgment. On December 16, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K detailing additional allegations and concerns which had been expressed by Mr. James.

     Management intends to vigorously defend its position and believes that any ultimate liability resulting from the above litigation will not materially affect the Company’s Consolidated Financial Statements.

     Environmental studies have been conducted of owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. The Portland, Oregon manufacturing facility is located on the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting the facility, as a federal “national priority list” or “superfund” site due to sediment contamination. The Company and more than 60 other parties have received a “General Notice” of potential liability from the EPA. There is no indication that the Company has contributed to contamination of the Willamette River bed, although uses by prior owners of the property may have contributed. Nevertheless, this classification of the Willamette River may have an impact on the value of the Company’s investment in the property and has resulted in the Company initially bearing a portion of the cost of an EPA mandated remedial investigation and incurring costs mandated by the State of Oregon to control groundwater discharges to the Willamette River. Neither the cost of the investigation nor the groundwater control effort is currently determinable. However, a portion of the outlay related to the state of Oregon mandated costs has been reimbursed by an unaffiliated party, and further outlays may be recoverable. The Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways on the river, and classification as a superfund site could result in some limitations on future dredging and launch activity. The outcome of such actions cannot be estimated. Management believes that the Company’s operations adhere to sound environmental practices, applicable laws and regulations

THE GREENBRIER COMPANIES, INC.

     The Company has entered into contingent rental assistance agreements, aggregating a maximum payment obligation of $12.2 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from one to seven years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three and six months ended February 28, 2005, no accruals were made to cover estimated obligations as the remaining liability was considered adequate. For the three and six months ended February 29, 2004, minimal accruals were made to cover estimated obligations. The remaining liability at February 28, 2005 is minimal. All of these agreements were entered into prior to December 31, 2002 and have not been modified since. The accounting for any future rental assistance agreements will comply with the guidance required by Financial Accounting Standards Board (FASB) Interpretation (FIN) 45 which pertains to contracts entered into or modified subsequent to December 31, 2002.

     A portion of leasing & services revenue is derived from utilization leases, under which “car hire” is earned. Car hire is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Until 1992, the Interstate Commerce Commission directly regulated car hire rates by prescribing a formula for calculating these rates. Government regulation of car hire rates continues, but the system of prescribed rates has been superseded by a system known as deprescription. A ten-year period used to phase in this new system ended on January 1, 2003. Deprescription is a system whereby railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration either the owner’s or user’s rate is selected and that rate becomes effective for a one-year period. There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue which amounted to $6.3 million and $12.3 million for the three and six months ended February 28, 2005 and $6.6 million and $12.8 million for the three and six months ended February 29, 2004.

     Agreements have been entered into for the purchase of new railcars from an unaffiliated manufacturer and as of February 28, 2005, the Company has committed to purchase $56.4 million of railcars under these agreements.

     At February 28, 2005, an unconsolidated subsidiary had $9.6 million of third party debt, for which the Company has guaranteed 33% or approximately $3.2 million. In the event that there is a change in control or insolvency by any of the three 33% investors that have guaranteed the debt, the remaining investors’ share of the guarantee will increase proportionately.

     In accordance with customary business practices in Europe, the Company has $40.3 million in bank and third party performance, advance payment, and warranty guarantee facilities, of which $20.3 million has been utilized as of February 28, 2005. To date, no amounts have been drawn against these performance, advance payment, and warranty guarantee facilities.

     Subsidiaries of the Company have outstanding letters of credit aggregating $3.8 million associated with materials purchases and facilities leases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

     We currently have two primary business segments: manufacturing and leasing & services. These two business segments are operationally integrated. With operations in the United States, Canada, Mexico and Europe the manufacturing segment produces double-stack intermodal railcars, conventional railcars, tank cars, marine vessels and performs railcar repair, refurbishment and maintenance activities. We produce rail castings through an unconsolidated joint venture and also manufacture new freight cars through the use of unaffiliated subcontractors. The leasing & services segment owns approximately 10,000 railcars and provides management services for approximately 125,000 railcars for railroads, shippers, carriers, and other leasing and transportation companies. Segment performance is evaluated based on margins.

THE GREENBRIER COMPANIES, INC.

     Our manufacturing backlog of railcars for sale and lease as of February 28, 2005 was approximately 12,300 railcars with an estimated value of $720.0 million compared to 10,000 railcars valued at $560.0 million as of February 29, 2004. Substantially all of the current backlog has been priced to cover anticipated material price increases and surcharges. As these sales price increases are an anticipated pass-through of vendor material price increases and surcharges, they are not necessarily indicative of increased margins on future production. There is still risk that material prices could increase beyond amounts included in our sale contracts which would adversely impact margins in our backlog. Although the North American railcar market has recently improved, the European market is experiencing a decline in demand for railcars. Our existing European backlog is approximately 50% of our European backlog as of February 29, 2004.

     The available supply of rail castings to the industry continues to be adversely affected as a result of reorganization and consolidation of domestic suppliers. Our investment in a joint venture that operates castings production facilities has helped us maintain production despite industry-wide casting shortages. Shortages of other railcar components such as wheels, axles and couplers may impact production rates at our new car and repair and refurbishment facilities.

     In September 1998 we entered into a joint venture with Bombardier Transportation (Bombardier) to build railroad freight cars at a portion of Bombardier’s existing manufacturing facility in Sahagun, Mexico. Each party held a 50% non-controlling interest in the joint venture. In December 2004, we acquired Bombardier’s interest and will pay Bombardier a purchase price of $9.0 million over five years. We will lease a portion of the plant from Bombardier and have entered into a service agreement under which Bombardier will provide labor and manufacturing support. The Mexican operations, previously accounted for under the equity method, are consolidated for financial reporting purposes beginning in December 2004.

     Subsequent to quarter end, we acquired from General Electric (GE) two railcar repair facilities located in Dothan, AL and Hodge, LA for an immaterial purchase price. GE will provide a minimum base load of work for railcar repairs and services at the two facilities over a period of 10 years. We anticipate the results of operations to not be individually material to our Consolidated Financial Statements.

     Alan James, co-founder of the Company passed away on January 28, 2005. Mr. James held approximately 3.9 million shares, or approximately 26%, of the Company’s outstanding Common Stock. The shares are now held by Mr. James’ Estate. The shares held by Mr. James’ Estate continue to be subject to a 60-day right of first refusal under the Stockholders’ Agreement between Mr. James and William A. Furman, the Company’s President and Chief Executive Officer. The personal representatives of the Estate of Alan James have not made a determination of the ultimate disposition of the shares held by the Estate. However, the Estate may be required to liquidate a substantial portion of the shares in order to meet liquidity requirements, pay estate or inheritance taxes or satisfy other obligations of the Estate. Such sales and other dispositions by the Estate would be subject to compliance with applicable provisions of the Stockholders’ Agreement, Stockholders’ Rights Plan, and with all applicable securities laws, including volume limitations if the Estate is determined to be an “affiliate” of the Company. The Company cannot predict the effect, if any, that potential sales by the Estate of the Company’s Common stock may have on the market price of the Common Stock from time-to-time. Future sales of Common Stock, or the expectation of such sales, could adversely affect prevailing market prices of the Common Stock. The Company is in discussions with the Estate to determine its goals and to consider methods for an orderly process to deal with the Estate’s objectives. There can be no assurance that such discussions will be successful.

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

     Maintenance obligations – We are responsible for maintenance on a portion of the managed and owned lease fleet, under terms of maintenance obligations defined in the underlying lease or management agreement. The estimated maintenance liability is based on maintenance histories for each type and age of railcar. These estimates involve judgment as to the future costs of repairs and the types and timing of repairs needed over the lease term. As we cannot predict with certainty the prices, timing and volume of maintenance needed in the future on railcars under

THE GREENBRIER COMPANIES, INC.

long-term leases, this estimate is uncertain and could be materially different from maintenance requirements. The liability is periodically reviewed and updated based on maintenance trends and known future repair or refurbishment requirements. Historically, we have not had material adjustments to these estimates as they are reviewed frequently and cover long-term contracts. However, these adjustments could be material in the future due to the inability to predict future maintenance requirements.

     Warranty accruals - Warranty costs are estimated and charged to operations to cover a defined warranty period. The estimated warranty cost is based on historical warranty claims for each particular product type. For new product types without a warranty history, preliminary estimates are based on historical information for similar product types.

     These estimates are inherently uncertain as they are based on historical data for existing products and judgment for new products. If warranty claims are made in the current period for issues that have not historically been the subject of warranty claims and were not taken into consideration in establishing the accrual or if claims for issues already considered in establishing the accrual exceed expectations, warranty expense may exceed the accrual for that particular product. Conversely, there is the possibility that claims may be lower than estimates. The warranty accrual is periodically reviewed and updated based on warranty trends. In aggregate, warranty costs have not been materially different from the estimates. However, as we cannot predict future claims, the potential exists for the difference to be material.

Three Months Ended February 28, 2005 Compared to Three Months Ended February 29, 2004

Overview

     Total revenues for the three months ended February 28, 2005 were $254.9 million, an increase of $88.3 million from revenues of $166.6 million for the three months ended February 29, 2004. Earnings were $4.8 million and $2.2 million for the three months ended February 28, 2005 and February 29, 2004.

Manufacturing Segment

     Manufacturing revenue includes results from new railcar, marine, repair and refurbishment activities. New railcar delivery and backlog information disclosed herein includes all facilities and orders that are manufactured by unaffiliated subcontractors.

     Our purchase on December 1, 2004 of Bombardier’s equity interest in the railcar manufacturing joint venture in Mexcio brought our ownership percentage to 100%. As a result the financial results of the subsidiary, formerly accounted for under the equity method, are now consolidated beginning with the quarter ended February 28, 2005.

     Manufacturing revenue for the three months ended February 28, 2005 was $233.8 million compared to $148.7 million in the corresponding prior period, an increase of $85.1 million or 57.2%. The increase is due to higher railcar revenue of $61.0 million, $8.5 million increase in marine revenue associated with the timing of revenue recognition, $5.3 million improvement in repair and refurbishment activities and $10.2 million associated with differences in foreign currency translation rates between periods. The $61.0 million increase in railcar revenue is comprised of $34.8 million associated with higher deliveries and price increases and $26.2 million in revenue from our Mexican subsidiary which was accounted for under the equity method in the prior comparable period. New railcar deliveries were approximately 3,100 units in the current period compared to 2,300 units in the prior comparable period.

     Manufacturing margin percentage for the three months ended February 28, 2005 was 6.8% compared to 6.5% for the three months ended February 29, 2004. The increase was primarily due to labor efficiencies, lower material costs and a change in product mix. The prior period margins were negatively impacted by steel scrap surcharges and costs to repair certain defective parts provided by third party vendors. The current period also includes the margin on the Mexican operation which is lower than other facilities due to temporary production issues and production on contracts entered into prior to the adjustment for increases in steel surcharges and price increases that could not be passed onto the customer. Operating results for both periods were adversely impacted by inclement weather related closures.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

     Leasing & services revenue increased $3.3 million, or 18.5%, to $21.1 million for the three months ended February 28, 2005 compared to $17.8 million for the three months ended February 29, 2004. The increase is primarily a result of gains on the sale of leased equipment of $3.4 million in the current period compared to minimal gains in the prior comparable period. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity. Revenue on new lease additions of $1.0 million was offset by a $0.4 million decline in finance lease revenue upon lease maturation, $0.6 million in reduced utilization on mileage leases and $0.1 million decline in maintenance revenue on expired maintenance contracts.

     Approximately one-third of the owned units in the lease fleet were acquired through an agreement with Union Pacific Railroad Company (Union Pacific), which contains a fixed price purchase option exercisable upon lease expiration. Union Pacific has notified us of their intention to exercise this option on all remaining railcars in this program. As these leases mature over the next three years, related leasing revenue will continue to decline. Revenue may be replaced by growth of the lease fleet and management services. The railcars under this program are subject to a sharing agreement where we share a portion of the lease earnings with Union Pacific. Accordingly, the decline in revenue from maturing leases with Union Pacific will not have to be replaced by an equivalent revenue amount to result in a similar margin.

     Leasing & services operating margin percentage was 49.9% for the three-months ended February 28, 2005 compared to 41.7% for the three months ended February 29, 2004. The increase was primarily a result of gains on the sale of equipment from the lease fleet.

Other Costs

     Selling and administrative costs were $14.0 million for the three months ended February 28, 2005 compared to $10.9 million for the three months ended February 29, 2004, an increase of $3.1 million, or 28.4%. The increase is the result of increases in employee-related costs and professional fees associated with litigation, strategic initiatives and compliance with Sarbanes-Oxley legislation. Current period costs include $1.0 million in legal and professional fees associated with litigation and responses to allegations by Alan James, a recently deceased member of the board of directors and whose estate is a 26.2% stockholder as of February 28, 2005. Selling and administrative costs as a percentage of revenue decreased to 5.5% in the current period from 6.6% in the prior comparable period. The declining ratio is primarily due to continued efforts to contain controllable costs and economies of scale from operating at higher revenue levels.

     Interest and foreign exchange increased $1.7 million to $4.3 million for the three months ended February 28, 2005, compared to $2.6 million in the prior comparable period. Prior period results include foreign exchange gains of $0.3 million as compared to foreign exchange losses of $1.3 million in the current period. Interest expense increased by $0.1 million as a result of increased borrowings under lines of credit and the consolidation of a subsidiary previously accounted for under the equity method, offset partially by scheduled paydowns of debt.

     The three months ended February 29, 2004 include special charges totaling $1.2 million which consist of a $7.5 million write-off of the remaining European railcar designs and patents offset by a $6.3 million reduction of purchase price liabilities associated with the settlement of arbitration on the acquisition of the European railcar designs and patents.

Income Tax

     Income tax benefit (expense) for the three months ended February 28, 2005 and February 29, 2004 represents a tax rate of 42.0% on United States operations and varying tax rates on other foreign operations. The fluctuations in effective tax rate are due to the geographical mix of pre-tax earnings and losses. In addition, special charges for the three months ended February 29, 2004 include a $6.3 million non-taxable purchase price adjustment, relating to the purchase of European railcar designs and patents.

THE GREENBRIER COMPANIES, INC.

Equity in Loss of Unconsolidated Subsidiaries

     Equity in loss of unconsolidated subsidiaries decreased by $1.5 million in the three months ended February 28, 2005 from the prior comparable period as a result of the consolidation of our Mexican operations, accounted for under the equity method in the prior period and a $0.7 million improvement in results from our castings joint venture. The castings joint venture was impacted by start-up costs and a temporary plant shutdown associated with equipment issues in the prior period.

Six Months Ended February 28, 2005 Compared to Six Months Ended February 29, 2004

Manufacturing Segment

     Manufacturing revenue for the six months ended February 28, 2005 was $434.2 million compared to $266.0 million in the corresponding prior period, an increase of $168.2 million, or 63.2%. The increase is due to higher railcar revenue of $125.0 million, $10.6 million increase in marine revenue associated with the timing of revenue recognition, $15.6 million improvement in repair and refurbishment activities and $17.0 million associated with differences in foreign currency translation rates between periods. The $125.0 million increase in railcar revenue is comprised of $98.8 million associated with higher deliveries and price increases and $26.2 million in revenue from our Mexican subsidiary which was accounted for under the equity method in the prior comparable period. New railcar deliveries were approximately 6,300 units in the current period compared to 4,200 units in the prior comparable period.

     Manufacturing margin percentage for the six months ended February 28, 2005 was 7.7% compared to 8.4% for the six months ended February 29, 2004. The decrease was primarily due to a change in product mix and higher material costs on certain contracts that did not contain escalation clauses to cover scrap surcharges. The current period also includes the margin on the Mexican operation which is lower than other facilities due to temporary production issues. The prior period margins were negatively impacted by costs to repair certain defective parts provided by third party vendors. In addition, as sales prices and costs increase by the same amount to cover surcharges, margins as a percentage of revenue decline. Operating results for both periods were adversely impacted by inclement weather related closures.

Leasing & Services Segment

     Leasing & services revenue increased $3.1 million, or 8.7%, to $38.8 million for the six months ended February 28, 2005 compared to $35.7 million for the six months ended February 29, 2004. The increase is primarily a result of gains on the sale of leased equipment of $3.5 million in the current period compared to $0.2 million in the prior comparable period. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity. Revenue on new lease additions was offset by a decline in finance lease revenue upon lease maturation and reduced utilization on mileage leases.

     Leasing & services operating margin percentage increased to 45.9% for the six months ended February 28, 2005 compared to 40.6% for the six months ended February 29, 2004. The increase was primarily a result of gains associated with the sale of equipment from the lease fleet.

Equity in Loss of Unconsolidated Subsidiaries

     Equity in loss of the Mexican joint venture was $0.6 million for the six months ended February 28, 2005 compared to $0.9 million for the six months ended February 29, 2004. As a result of the buyout of our joint venture partner’s interest in the venture, the financial results of the entity were consolidated beginning on December 1, 2004. Accordingly, the six months ended February 28, 2005 only include results through November 30, 2004.

     Equity in loss of the castings joint venture was $0.1 million for the six months ended February 28, 2005 compared to $0.9 million for the six months ended February 29, 2004. Prior period losses were primarily the result of start-up costs and a temporary plant shutdown during the second quarter associated with equipment issues. The joint venture began operations in September 2003.

THE GREENBRIER COMPANIES, INC.

Other Costs

     Selling and administrative costs were $26.1 million for the six months ended February 28, 2005 compared to $21.0 million for the comparable prior period, an increase of $5.1 million, or 24.3%. The increase is the result of increases in employee-related costs and professional fees associated with litigation, strategic initiatives and compliance with Sarbanes-Oxley legislation. Current period costs include $1.8 million in legal and professional fees associated with litigation and responses to allegations by Alan James, a recently deceased member of the board of directors and whose estate is a 26.2% stockholder as of February 28, 2005. Selling and administrative costs as a percentage of revenue decreased to 5.5% in six months ended February 28, 2005 from 7.0% in the six months ended February 29, 2004. The declining ratio is primarily due to continued efforts to contain controllable costs and economies of scale from operating at higher revenue levels.

     Interest and foreign exchange increased $2.2 million to $7.4 million for the six months ended February 28, 2005, compared to $5.2 million in the prior comparable period. Prior period results include foreign exchange gains of $0.7 million as compared to foreign exchange losses of $1.6 million in the current period. Foreign exchange fluctuations were offset by reduced interest due to scheduled repayments of debt.

     The six months ended February 29, 2004 include special charges totaling $1.2 million which consist of a $7.5 million write-off of the remaining European railcar designs and patents offset by a $6.3 million reduction of purchase price liabilities associated with the settlement of arbitration on the acquisition of the European railcar designs and patents.

Income Tax

     Income tax expense for the six months ended February 28, 2005 and February 29, 2004 represents a tax rate of 42.0% on United States operations and varying tax rates on foreign operations. The fluctuations in effective tax rate are due to the geographical mix of pre-tax earnings and losses. In addition, special charges in the six months ended February 29, 2004 include a $6.3 million non-taxable purchase price adjustment relating to the purchase of European designs and patents.

Liquidity and Capital Resources

     Greenbrier has been financed through cash generated from operations and borrowings. At February 28, 2005, cash and cash equivalents of $12.1 million remained unchanged from August 31, 2004.

     Cash used in operations for the six months ended February 28, 2005 was $52.0 million compared to $68.4 million for the six months ended February 29, 2004. Usage during the six months ended February 28, 2005 was primarily related to a $16.8 million participation payment under an agreement with Union Pacific Railroad compared to $19.6 million in the prior year, and a change in timing of working capital needs including increased accounts receivable balances as a result of current production for a customer with longer payment terms and equipment sales with payment terms that extended into the third quarter.

     Trade receivables increased by $62.9 million from August 31, 2004.. The primary reasons for the increase are $14.5 million resulting from the consolidation of Mexican operations previously accounted for under the equity method, current production at two facilities being sold to a customer with longer payment terms and $26.0 million from sales of railcars from the lease fleet and from assets held for sale, included in inventory, during February for which payment was received in March.

     Inventories increased $34.5 million from August 31, 2004 levels primarily as a result of $39.4 million associated with the consolidation of Mexican operations previously accounted for under the equity method, and the addition of a second production line at another facility, offset partially by sales of railcars from assets held for sale.

     Cash used in investing activities was $2.5 million for the six months ended February 28, 2005 compared to $0.5 million in the prior comparable period. The increased cash utilization was primarily due to increased purchases of

THE GREENBRIER COMPANIES, INC.

equipment for the lease fleet, offset partially by proceeds from sale of equipment and net cash acquired in acquisition of the remaining joint venture interest in Mexico.

     Capital expenditures totaled $34.8 million and $18.2 million for the six months ended February 28, 2005 and February 29, 2004. Of these capital expenditures, approximately $30.6 million and $15.7 million were attributable to leasing & services operations. Leasing & services capital expenditures for 2005 are expected to be approximately $36.0 million. Capital expenditures have increased as we replace the maturing direct finance lease portfolio. We regularly sell assets from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures.

     Approximately $4.2 million and $2.5 million of capital expenditures for the six months ended February 28, 2005 and February 29, 2004 were attributable to manufacturing operations. Capital expenditures for manufacturing are expected to be approximately $16.0 million in 2005.

     Cash provided by financing activities of $50.1 million for the six months ended February 28, 2005 compared to cash used in financing activities of $5.6 million in the six months ended February 29, 2004. The change is primarily due to an increase in borrowings under revolving credit facilities of $63.0 million in the six months ended February 28, 2005 compared to borrowings of $9.2 million in the prior comparable period.

     All amounts originating in foreign currency have been translated at the February 28, 2005 exchange rate for the purpose of the following discussion. Credit facilities aggregated $139.9 million as of February 28, 2005. Available borrowings under the credit facilities are principally based upon defined levels of receivables, inventory and leased equipment, which at February 28, 2005 levels would provide for maximum borrowing of $138.1 million, of which $74.2 million was outstanding. A $60.0 million revolving line of credit is available through January 2006 to provide working capital and interim financing of equipment for the leasing & services operations. A $35.0 million line of credit to be used for working capital is available through March 2006 for United States manufacturing operations. A $20.3 million line of credit is available through October 2005 for working capital for Canadian manufacturing operations. Lines of credit totaling $24.6 million are available principally through June 2005 for working capital for European manufacturing operations. Advances under the lines of credit bear interest at rates that vary depending on the type of borrowing and certain defined ratios. At February 28, 2005, $29.7 million was outstanding under the United States leasing & services lines. Outstanding borrowings under the United States, Canadian and European manufacturing lines were $16.1 million, $6.4 million and $22.0 million.

     In accordance with customary business practices in Europe, we have $40.3 million in bank and third party performance, advance payment and warranty guarantee facilities, of which $20.3 million has been utilized as of February 28, 2005. To date, no amounts have been drawn under these performance, advance payment and warranty guarantee facilities.

     We have advanced $2.3 million in long term advances to an unconsolidated subsidiary which are secured by accounts receivable and inventory. We have also guaranteed $3.2 million of this subsidiary’s third party debt.

     We have outstanding letters of credit aggregating $3.8 million associated with materials purchases and facilities leases.

      A quarterly dividend of $.06 per common share was declared in January 2005 and paid in February 2005. A $.06 per share quarterly dividend, declared in November 2004, was paid in December 2004. Additionally, a quarterly dividend of $.06 per common share was declared in March 2005 to be paid in May 2005.

     Foreign operations give rise to risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. No provision has been made for credit loss due to counterparty non-performance.

     We expect existing funds and cash generated from operations, together with borrowings under credit facilities and long-term financing, to be sufficient to fund dividends, working capital needs, planned capital expenditures and expected debt repayments for the foreseeable future.

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

     Forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier’s control. The following are among the factors that could cause actual results or outcomes to differ materially from the forward-looking statements:

•	a delay or failure of acquired businesses, products or services to compete successfully;

•	decreases in carrying value of assets due to impairment;

•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

•	changes in future maintenance requirements;

•	effects of local statutory accounting conventions on compliance with covenants in certain loan agreements;

•	domestic and global business conditions and growth or reduction in the surface transportation industry;

•	actual future costs and the availability of materials and a trained workforce;

•	availability of subcontractors;

•	steel price increases, scrap surcharges and other commodity price fluctuations and their impact on railcar demand and margin;

•	changes in product mix and the mix between the manufacturing and leasing & services segments;

•	labor disputes, energy shortages or operating difficulties that might disrupt manufacturing operations or the flow of cargo;

•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of subcontractors or suppliers;

•	ability to obtain suitable contracts for railcars held for sale;

•	lower than anticipated residual values for leased equipment;

•	discovery of defects in railcars resulting in increased warranty costs or litigation;

•	resolution or outcome of investigations and pending litigation;

•	the ability to consummate expected sales;

•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under the contracts as anticipated;

•	financial condition of principal customers;

•	market acceptance of products;

THE GREENBRIER COMPANIES, INC.

•	ability to obtain insurance at acceptable rates;

•	competitive factors, including introduction of competitive products, price pressures and competitiveness of our manufacturing facilities and products;

•	industry over-capacity and our manufacturing capacity utilization;

•	continued industry demand at current levels for railcar products, given substantial price increases;

•	domestic and global political, regulatory or economic conditions including such matters as terrorism, war, embargoes or quotas;

•	ability to adjust to the cyclical nature of the railcar industry;

•	the effects of car hire deprescription on leasing revenue;

•	changes in interest rates;

•	actions by various regulatory agencies;

•	changes in fuel and/or energy prices;

•	availability and price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;

•	ability to replace maturing lease revenue and earnings with revenue and earnings from additions to the lease fleet and management services; and

•	financial impacts from currency fluctuations in the Company’s worldwide operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

     Greenbrier has operations in Canada, Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate its exposure to transactions denominated in currencies other than the functional currency of each entity, Greenbrier enters into forward exchange contracts to protect its margin on a portion of its forecast foreign currency sales. At February 28, 2005, $97.4 million of forecast sales were hedged by forward exchange contracts. Because of the variety of currencies in which purchases and sales are transacted, it is not possible to predict the impact of a movement in foreign currency exchange rates on future operating results. The Company believes the exposure to foreign exchange risk is not material.

     In addition to Greenbrier’s exposure to transaction gains or losses, the Company is also exposed to foreign currency exchange risk related to the net asset position of its foreign subsidiaries. At February 28, 2005, the net assets of foreign subsidiaries aggregated $33.5 million and a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of $3.4 million, or 2.1% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

Interest Rate Risk

     The Company has managed its floating rate debt with interest rate swap agreements, effectively converting $62.2 million of variable rate debt to fixed rate debt. At February 28, 2005, the exposure to interest rate risk is limited since approximately 45% of the Company’s debt has fixed rates. As a result, Greenbrier is only exposed to interest rate risk relating to its revolving debt and a portion of term debt. At February 28, 2005, a uniform 10% increase in interest rates would result in approximately $0.5 million of additional annual interest expense.

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

Changes in Internal Controls over Financial Reporting

     There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended February 28, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

THE GREENBRIER COMPANIES, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There is hereby incorporated by reference the information disclosed in Note 11 to Consolidated Financial Statements, Part I of this quarterly report.

     We have obtained a temporary injunction against two former employees of the European operations who were attempting to purchase a competitor’s railcar manufacturing facility.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders of the Company, held on January 11, 2005, three proposals were voted upon by the Company’s stockholders. A brief discussion of each proposal voted upon at the Annual Meeting and the number of votes cast for, against, withheld, abstentions and broker non-votes to each proposal are set forth below.

     A vote was taken at the Annual Meeting for the election of two Directors of the Company to hold office until the Annual Meeting of Stockholders to be held in 2008 or until their successors are elected and qualified. The aggregate numbers of shares of Common Stock voted in person or by proxy for each nominee were as follows:

Nominee	Votes for Election	Votes Withheld	Votes Abstained	Broker Non-Votes
Victor G. Atiyeh.	9,155,229	600,069	—	—
Benjamin R. Whiteley	9,160,412	594,866	—	—

     A vote was taken at the Annual Meeting on the proposal to approve The Greenbrier Companies, Inc. 2005 Stock Incentive Plan. The aggregate number of shares of Common Stock in person or by proxy which voted for, voted against, abstained, or broker non-votes from the vote were as follows:

Votes for Approval	Votes against Approval	Votes Abstained	Broker Non-Votes
7,718,280	967,066	17,756	—

     A vote was taken at the Annual Meeting on the proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year ended August 31, 2005. The aggregate number of shares of Common Stock in person or by proxy which voted for, voted against, abstained and broker non-votes from the vote were as follows:

Votes for Ratification	Votes against Ratification	Votes Abstained	Broker Non-Votes
9,662,787	90,918	1,593	—

     The foregoing proposals are described more fully in the Company’s definitive proxy statement dated November 22, 2004, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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

Date: March 30, 2005	By:	/s/ Larry G. Brady

Larry G. Brady
Senior Vice President and
Chief Financial Officer

(Principal Financial and Accounting
Officer)