Form 10-Q
period 2005-05-31
GREENBRIER COMPANIES INC
filed 2005-07-01
CIK 923120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2005

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

     The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding on June 28, 2005 was 14,924,641 shares.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Consolidated Balance Sheets
(In thousands, except per share amounts, unaudited)

	May 31,	August 31,
	2005	2004
Assets
Cash and cash equivalents	$67,288	$12,110
Restricted cash	499	1,085
Accounts and notes receivable	125,135	120,007
Inventories	179,458	113,122
Investment in direct finance leases	13,395	21,244
Equipment on operating leases	173,466	162,258
Property, plant and equipment	69,722	56,415
Other	25,930	22,512

	$654,893	$508,753

Liabilities and Stockholders’ Equity
Revolving notes	$16,443	$8,947
Accounts payable and accrued liabilities	194,194	178,550
Participation	21,447	37,107
Deferred revenue	3,882	2,550
Deferred income taxes	26,663	26,109
Notes payable	215,739	97,513

Subordinated debt	9,785	14,942

Subsidiary shares subject to mandatory redemption	3,746	3,746

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock — $0.001 par value; 25,000 shares authorized; none outstanding	—	—
Common stock — $0.001 par value; 50,000 shares authorized; 14,922 and 14,884 issued and outstanding at May 31, 2005 and August 31, 2004	15	15
Additional paid-in capital	60,761	57,165
Retained earnings	104,598	88,054
Accumulated other comprehensive loss	(2,380)	(5,945)

	162,994	139,289

	$654,893	$508,753

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Revenue
Manufacturing	$266,090	$207,136	$700,295	$473,164
Leasing & services	19,944	18,157	58,701	53,888

	286,034	225,293	758,996	527,052

Cost of revenue
Manufacturing	241,491	189,275	642,149	432,857
Leasing & services	9,561	10,301	30,512	31,542

	251,052	199,576	672,661	464,399

Margin	34,982	25,717	86,335	62,653

Other costs
Selling and administrative	15,276	12,352	41,392	33,336
Interest and foreign exchange	2,285	2,932	9,639	8,136
Special charges	2,913	—	2,913	1,234

	20,474	15,284	53,944	42,706

Earnings before income taxes and equity in unconsolidated subsidiaries	14,508	10,433	32,391	19,947

Income tax expense	(5,881)	(4,116)	(12,833)	(5,446)

Earnings before equity in unconsolidated subsidiaries	8,627	6,317	19,558	14,501

Equity in earnings (loss) of unconsolidated subsidiaries	417	58	(322)	(1,734)

Net earnings	$9,044	$6,375	$19,236	$12,767

Basic earnings per common share	$0.60	$0.44	$1.29	$0.88

Diluted earnings per common share	$0.58	$0.42	$1.24	$0.84

Weighted average common shares:
Basic	15,020	14,628	14,957	14,500
Diluted	15,605	15,224	15,564	15,111

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands, except per share amounts, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance September 1, 2004	14,884	$15	$57,165	$88,054	$(5,945)	$139,289

Net earnings	—	—	—	19,236	—	19,236
Translation adjustment (net of tax)	—	—	—	—	1,561	1,561
Reclassification of derivative financial instruments recognized in net earnings (net of tax )	—	—	—	—	(1,961)	(1,961)
Unrealized gain on derivative financial instruments (net of tax)	—	—	—	—	3,965	3,965

Comprehensive income						22,801
Net proceeds from equity offering	5,175	5	127,461	—	—	127,466
Shares repurchased	(5,342)	(5)	(127,533)			(127,538)
Cash dividends ($0.18 per share)	—	—	—	(2,692)	—	(2,692)
Restricted stock awards	5	—	(142)	—	—	(142)
Stock options exercised (net of tax)	200	—	3,810	—	—	3,810

Balance May 31, 2005	14,922	$15	$60,761	$104,598	$(2,380)	$162,994

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	May 31,
	2005	2004
Cash flows from operating activities
Net earnings	$19,236	$12,767
Adjustments to reconcile net earnings to net cash used in operating activities:
Deferred income taxes	679	2,046
Depreciation and amortization	16,840	15,529
Gain on sales of equipment	(4,300)	(236)
Special charges	—	1,234
Other	499	959
Decrease (increase) in assets:
Accounts and notes receivable	(34,535)	(26,751)
Inventories	(19,589)	10,991
Other	(8,628)	1,367
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(5)	5,967
Participation	(15,660)	(19,170)
Deferred revenue	1,148	(38,198)

Net cash used in operating activities	(44,315)	(33,495)

Cash flows from investing activities
Principal payments received under direct finance leases	4,524	7,348
Proceeds from sales of equipment	23,125	10,719
Investment in and advances to unconsolidated subsidiaries	(49)	(4,755)
Acquisition of joint venture interest	8,435	—
Decrease in restricted cash	624	4,089
Capital expenditures	(49,478)	(33,277)

Net cash used in investing activities	(12,819)	(15,876)

Cash flows from financing activities
Changes in revolving notes	6,541	2,150
Proceeds from issuance of notes payable	175,000	—
Repayments of notes payable	(66,334)	(16,504)
Repayment of subordinated debt	(5,157)	(4,955)
Dividends	(2,692)	—
Net proceeds from equity offering	127,466	—
Re-purchase and retirement of stock	(127,538)	—
Stock options exercised and restricted stock awards	3,668	3,884
Purchase of subsidiary shares subject to mandatory redemption	—	(1,277)

Net cash provided by (used in) financing activities	110,954	(16,702)

Effect of exchange rate changes	1,358	2,568
Increase (decrease) in cash and cash equivalents	55,178	(63,505)
Cash and cash equivalents
Beginning of period	12,110	77,298

End of period	$67,288	$13,793

Cash paid during the period for
Interest	$8,367	$8,992
Income taxes	$9,444	$6,015
Non-cash activity
Transfer of inventories to equipment on operating leases	$—	$3,735
Supplemental disclosure of subsidiary acquired
Assets acquired, net of cash	$(19,051)	$—

The accompanying notes are an integral part of these statements.

	Nine Months Ended
	May 31,
	2005	2004
Liabilities assumed	19,529	—
Investment previously booked for unconsolidated joint venture	7,957	—

Cash acquired	$8,435	$—

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Interim Financial Statements

     The Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of May 31, 2005 and for the three and nine months ended May 31, 2005 and 2004 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals except for special charges) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three and nine months ended May 31, 2005 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2005. Certain reclassifications have been made to the prior year’s Consolidated Financial Statements to conform to the current year presentation.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2004 Annual Report on Form 10-K.

     Unclassified Balance Sheet - The balance sheets of the Company are presented in an unclassified format as a result of significant leasing activities for which the current or noncurrent distinction is not relevant. In addition, the activities of the leasing & services and manufacturing segments are so intertwined that in the opinion of management, any attempt to separate the respective balance sheet categories would not be meaningful and may lead to the development of misleading conclusions by the reader.

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

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections which replaces Accounting Principles Board (APB) opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires retrospective application, unless impracticable, for changes in accounting principles in the absence of transition requirements specific to newly adopted accounting principles. This statement is effective for any accounting changes and corrections of errors made by the Company beginning September 1, 2006.

THE GREENBRIER COMPANIES, INC.

Note 2 – Acquisitions

     In September 1998 Greenbrier entered into a joint venture with Bombardier Transportation (Bombardier) to build railroad freight cars at a portion of Bombardier’s existing manufacturing facility in Sahagun, Mexico. Each party held a 50% non-controlling interest in the joint venture. In December 2004, Greenbrier acquired Bombardier’s interest and will pay Bombardier a purchase price of $9.0 million over five years and as a result of the allocation of the purchase price among assets and liabilities, recorded $1.3 million in goodwill. Greenbrier leases a portion of the plant from Bombardier and has entered into a service agreement under which Bombardier provides labor and manufacturing support. The Mexican operations, previously accounted for under the equity method, are consolidated for financial reporting purposes beginning in December 2004.

     The balance sheet of the acquired entity at December 1, 2004 was as follows:

(in thousands)

Assets
Cash and cash equivalents	$8,435
Accounts and notes receivable	12,712
Inventories	38,593
Property, plant and equipment	11,515
Goodwill and other	1,421

$72,676

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$10,530
Payable to Greenbrier	45,053
Notes payable	9,000

Stockholders’ equity:	8,093

$72,676

     The following unaudited pro forma financial information for the three and nine months ended May 31, 2005 and May 31, 2004 was prepared as if the transaction to acquire Bombardier’s equity in the Mexican operations had occurred at the beginning of each period presented:

(In thousands)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Revenue	$286,034	$240,563	$787,682	$557,998
Net earnings	$9,044	$6,378	$18,736	$12,026
Basic earnings per share	$0.60	$0.44	$1.25	$0.83
Diluted earnings per share	$0.58	$0.42	$1.20	$0.80

     The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of each period presented.

THE GREENBRIER COMPANIES, INC.

Note 3- Special Charges

     The results of operations for the three and nine months ended May 31, 2005 include special charges of $2.9 million for debt prepayment penalties and costs associated with settlement of interest rate swap agreements on $55.7 million in notes payable that were refinanced during the quarter through a $175 million senior unsecured note offering.

     The results of operations for the nine months ended May 31, 2004 include special charges totaling $1.2 million which consist of a $7.5 million write-off of the remaining balance of European designs and patents partially offset by a $6.3 million reduction of purchase price liabilities associated with the settlement of arbitration regarding the acquisition of European designs and patents.

Note 4 – Accounts and Notes Receivable

(In thousands)

	May 31,	August 31,
	2005	2004
Trade receivables	$125,063	$80,125
Receivables from unconsolidated subsidiary	—	35,739
Long-term receivable from unconsolidated subsidiaries	2,343	5,739
Allowance for doubtful accounts	(2,271)	(1,596)

	$125,135	$120,007

     Receivables from an unconsolidated subsidiary represent advances to the Mexican operations for inventory purchases. In December 2004, the Company acquired 100% ownership of this entity, which is now consolidated.

Note 5 – Inventories

(In thousands)

	May 31,	August 31,
	2005	2004
Manufacturing supplies and raw materials	$30,955	$31,282
Work-in-process	100,490	65,498
Railcars held for sale or refurbishment	51,752	20,157
Lower of cost or market adjustment	(3,739)	(3,815)

	$179,458	$113,122

Note 6 – Warranty Accruals

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

THE GREENBRIER COMPANIES, INC.

(In thousands)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Balance at beginning of period	$14,149	$11,011	$12,691	$9,515
Charged to cost of revenue	887	1,186	2,867	3,254
Payments	(722)	(681)	(2,527)	(1,645)
Currency translation effect	(563)	(101)	552	291
Acquisition	—	—	168	—

Balance at end of period	$13,751	$11,415	$13,751	$11,415

Note 7 – Notes Payable

(In thousands)

	May 31,	August 31,
	2005	2004
Senior unsecured notes	$175,000	$—
Term loans	40,528	45,943
Equipment notes payable	—	51,199
Other notes payable	211	371

	$215,739	$97,513

     On May 11, 2005, the Company issued, through a private placement, $175.0 million aggregate principal amount of 8 3/8% senior unsecured notes due 2015 (the Notes). Payment on the Notes is guaranteed by certain of the Company’s domestic subsidiaries. Interest will be paid semiannually in arrears commencing November 15, 2005.

     At any time prior to May 15, 2008, Greenbrier may redeem up to 35% of the aggregate principal amount of Notes at a redemption price of 108.4% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more equity offerings. On or after May 15, 2010, Greenbrier has the option to redeem the Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) of 104.2% in 2010, 102.8% in 2011, 101.4% in 2012, and 100.0% in 2013 and thereafter plus accrued and unpaid interest and liquidated damages, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on May 15. Upon a change of control, Greenbrier is required to offer to purchase all of the Notes then outstanding for cash at 101.0% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the purchase date.

     Greenbrier is obligated to file a registration statement with respect to an offer to exchange the Notes for a new issue of identical notes registered with the Securities and Exchange Commission prior to August 9, 2005 and is also obligated to cause the registration statement to be effective before November 7, 2005.

     Term loans are due in varying installments through July 2012 and are collateralized by certain property, plant and equipment. As of May 31, 2005, the effective interest rates on the term loans ranged from 4.4% to 8.4%.

     The revolving and operating lines of credit, along with notes payable, contain covenants with respect to the Company and various subsidiaries, the most restrictive of which, among other things, limit the ability to: incur additional indebtedness or guarantees; pay dividends; enter into sale leaseback transactions; create liens; sell assets; engage in transactions with affiliates; enter into mergers, consolidations or sales of substantially all the Company’s assets; and enter into new lines of business. The covenants also require certain minimum levels of tangible net worth, maximum ratios of debt to equity and minimum levels of interest coverage.

     Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain term loans. At May 31, 2005, such agreements had a notional amount of $26.2 million and mature between August 2006 and March 2011.

THE GREENBRIER COMPANIES, INC.

The remaining principal payments on the notes payable are as follows:

(In thousands)

Year Ending August 31,
2005 (Remaining three months)	$1,470
2006	13,945
2007	5,365
2008	4,824
2009	5,013
Thereafter	185,122

$215,739

Note 8 – Shareholders’ Equity

     On May 11, 2005, the Company issued 5,175,000 shares of its common stock at a price of $26.50 per share, less underwriting commissions, discounts and expenses. Proceeds were used to purchase 3,504,167 shares from the estate of Alan James, former member of the board of directors, and 1,837,500 shares from William Furman, President and Chief Executive Officer. After the offering, the estate of Alan James owned 2.8% and William Furman owned 13.9% of the outstanding common stock of the Company.

     The following is a reconciliation of net earnings to comprehensive income:

(In thousands)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Net earnings	$9,044	$6,375	$19,236	$12,767
Reclassification of derivative financial instruments recognized in net earnings, net of tax	(1,302)	(764)	(1,961)	(2,789)
Unrealized gain on derivative financial instruments, net of tax	(1,480)	1,668	3,965	4,072
Foreign currency translation adjustment, net of tax	(1,706)	215	1,561	(391)

Comprehensive income	$4,556	$7,494	$22,801	$13,659

     Accumulated other comprehensive loss, net of tax effect, consisted of the following:

(In thousands)

	Unrealized
	Gains (Losses)	Foreign	Accumulated
	on Derivative	Currency	Other
	Financial	Translation	Comprehensive
	Instruments	Adjustment	Loss
Balance, August 31, 2004	$(1,339)	$(4,606)	$(5,945)
Nine month activity	2,004	1,561	3,565

Balance, May 31, 2005	$665	$(3,045)	$(2,380)

THE GREENBRIER COMPANIES, INC.

Note 9 – Earnings per share

     The shares outstanding used in the computation of basic and diluted earnings per common share are reconciled as follows:

(In thousands)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Weighted average common shares outstanding	15,020	14,628	14,957	14,500
Dilutive effect of employee stock options	585	596	607	611

Weighted average diluted common shares outstanding	15,605	15,224	15,564	15,111

     Weighted average diluted common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options. No options were anti-dilutive for the three and nine months ended May 31, 2004 and 2005.

Note 10– Stock Based Compensation

     Greenbrier does not recognize compensation expense relating to employee stock options as it only grants options with an exercise price equal to the fair value of the stock on the effective date of grant. If the Company had elected to recognize compensation expense using a fair value approach, the pro forma net earnings and earnings per share would have been as follows:

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Net earnings as reported	$9,044	$6,375	$19,236	$12,767
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax (1)	(31)	(64)	(114)	(264)

Net earnings, pro forma	$9,013	$6,311	$19,122	$12,503

Basic earnings per share
As reported	$0.60	$0.44	$1.29	$0.88

Pro forma	$0.60	$0.43	$1.28	$0.86

Diluted earnings per share
As reported	$0.58	$0.42	$1.24	$0.84

Pro forma	$0.58	$0.41	$1.23	$0.83

(1) Compensation expense was determined based on the Black-Scholes-Merton option pricing model which was developed to estimate the value of publicly traded options. Greenbrier’s options are not publicly traded.

Note 11 – Derivative Instruments

     Foreign operations give rise to market risks from changes in foreign currency exchange rates. Foreign currency forward exchange contracts with established financial institutions are utilized to hedge a portion of that risk. Interest rate swap agreements are utilized to reduce the impact of changes in floating interest rates on certain debt. The Company’s foreign currency forward exchanges and interest rate swaps are designated as cash flow hedges, and therefore the unrealized gains and losses are recorded in accumulated other comprehensive income.

     At May 31, 2005 exchange rates, forward exchange contracts for the sale of United States dollars aggregated $90.5 million, Pound Sterling aggregated $5.3 million and Euro aggregated $13.5 million. Adjusting these contracts

THE GREENBRIER COMPANIES, INC.

to the fair value of these cash flow hedges at May 31, 2005 resulted in an unrealized pre-tax gain of $2.0 million that was recorded in the line item accumulated other comprehensive income. As these contracts mature at various dates through March 2006, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in other comprehensive income (loss) would be reclassified to the current year’s results of operations.

     At May 31, 2005 exchange rates, interest rate swap agreements had a notional amount of $26.2 million and mature between August 2006 and March 2011. The fair value of these cash flow hedges at May 31, 2005 resulted in an unrealized pre-tax loss of $1.7 million. The loss is included in accumulated other comprehensive income (loss) and the fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from accumulated other comprehensive income (loss) and charged or credited to interest expense. At May 31, 2005 interest rates, approximately $0.6 million would be reclassified to interest expense in the next 12 months.

Note 12– Segment Information

     Greenbrier operates in two reportable segments: manufacturing and leasing & services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s 2004 Annual Report on Form 10-K. Performance is evaluated based on margin. Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties.

     The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

(In thousands)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Revenue:
Manufacturing	$278,736	$170,559	$733,973	$464,127
Leasing & services	26,252	22,198	71,376	63,633
Intersegment eliminations	(18,954)	32,536	(46,353)	(708)

	$286,034	$225,293	$758,996	$527,052

Margin:
Manufacturing	$24,599	$17,861	$58,146	$40,307
Leasing & services	10,383	7,856	28,189	22,346

	$34,982	$25,717	$86,335	$62,653

THE GREENBRIER COMPANIES, INC.

     The following table summarizes selected geographic information. Eliminations are sales between geographic areas.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Revenue:
United States	$148,093	$109,894	$423,307	$289,016
Canada	62,876	54,977	163,347	134,698
Mexico	58,991	—	96,662	14
Europe	21,187	30,871	99,188	91,695
Eliminations	(5,113)	29,551	(23,508)	11,629

	$286,034	$225,293	$758,996	$527,052

Earnings: (1)
United States	$9,747	$8,009	$25,425	$18,432
Canada	2,635	893	3,382	21
Mexico	3,007	(19)	2,998	(71)
Europe	483	946	2,401	3,111
Eliminations	(1,364)	604	(1,815)	(1,546)

	$14,508	$10,433	$32,391	$19,947

(1)	Before income tax expense and equity in unconsolidated subsidiaries.

Note 13– Commitments and Contingencies

     From time to time, Greenbrier is involved in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. The significant litigation is as follows:

     Litigation was initiated against the Company on April 20, 2004 in the Supreme Court of Nova Scotia by a customer, BC Rail Partnership, alleging breach of contract and negligent manufacture and design of railcars which were involved in a derailment. No trial date has been set.

     On November 3, 2004, and November 4, 2004, in the District Court of Tarrant County, Texas, and in the District Court of Lancaster County, Nebraska, respectively, litigation was initiated against the Company by Burlington Northern Santa Fe (BNSF). BNSF alleges the failure of a component part on a railcar manufactured by Greenbrier in 1988, resulted in a derailment and a chemical spill. The complaint alleges in excess of $14 million in damages. Answers have been filed in both cases and the parties have agreed to stay the Nebraska action and proceed with the litigation in Texas. No trial date has been set.

     On September 23, 2004, two current and one former Company employees filed a civil complaint in Multnomah County Circuit Court, State of Oregon, alleging that Greenbrier failed to comply with Oregon wage and hour laws. Plaintiffs seek injunctive relief and unspecified unpaid wages, penalty wages, costs, disbursements and attorneys’ fees. No trial date has been set.

     Management intends to vigorously defend its position in each of the foregoing cases and believes that any ultimate liability resulting from the above litigation will not materially affect the Company’s Consolidated Financial Statements.

     Environmental studies have been conducted of owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. The Portland, Oregon manufacturing facility is

THE GREENBRIER COMPANIES, INC.

located on the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting the facility, as a federal “national priority list” or “superfund” site due to sediment contamination (the Portland Harbor Site). The Company and more than 60 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities have signed an Administrative Order on Consent to perform a remedial investigation/feasibility study of the Portland Harbor Site under EPA oversight, and five additional entities have not signed such consent but are nevertheless contributing money to the effort. The study is expected to be completed in 2007. In addition, the Company has entered into a Voluntary Clean-up agreement with the Oregon Department of Environmental Quality in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. Under this oversight, the Company is also conducting groundwater remediation relating to a historical spill on the property.

     There is no indication that Company operations have contributed to contamination of the Willamette River bed, although uses by prior owners and operators of the property may have contributed. Nevertheless, this classification of the Willamette River may have an impact on the value of the Company’s investment in the property and has resulted in the Company initially bearing a portion of the cost of an EPA mandated remedial investigation, feasibility study, natural resources damages assessment and incurring costs mandated by the State of Oregon to control groundwater discharges to the Willamette River. Neither the cost of the investigation nor the groundwater control effort is currently determinable. However, a portion of the outlay related to the state of Oregon mandated costs has been reimbursed by an unaffiliated party, and other outlays may also be recoverable. The Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways on the river, and classification as a superfund site could result in some limitations on future dredging and launch activity. Because these investigations are still underway, the Company is unable to determine the amount of its ultimate liability relating to these matters. Based on the results of the pending investigations and future assessments of natural resources damages, the Company may be required to incur costs associated with additional phases of investigation or remedial action, and the Company may be liable for damages to natural resources. Any of these matters could adversely affect the Company’s business and results of operations. Management believes that the Company’s operations adhere to sound environmental practices, applicable laws and regulations.

     Greenbrier and one of its European customers have raised performance concerns regarding a component that the Company has installed in 372 railcars produced in Europe. The supplier of the component has effectively filed for the United Kingdom equivalent of bankruptcy protection. The customer is seeking a price adjustment on cars which have been delivered and is resisting further deliveries. The Company disputes the customer’s position and is continuing to address performance of the component. Given the condition of the supplier, Greenbrier’s recourse against the supplier may be limited or of no value.

     The Internal Revenue Service (IRS) is currently conducting an audit of the Company’s federal income tax returns for the fiscal years ended 1999 through 2002. In connection with the audit, the IRS has focused particular attention on the Company’s decision in 2002 to write-off substantial portions of its investment in European operations. The IRS has not completed its fieldwork or proposed any assessment or deficiency. However, upon completion of its audit, the IRS may propose adjustments or assessments.

     The Company has entered into contingent rental assistance agreements, with a maximum aggregate payment obligation of $11.8 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from one to seven years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three and nine months ended May 31, 2005, no accruals were made to cover estimated obligations as it was determined that a rental shortfall was not probable. For the three and nine months ended May 31, 2004, minimal accruals were made to cover estimated obligations. There is no liability accrued at May 31, 2005. All of these agreements were entered into prior to December 31, 2002 and have not been modified since. The accounting for any future rental assistance agreements will comply with the guidance required by FASB Interpretation (FIN) 45 which pertains to contracts entered into or modified subsequent to December 31, 2002.

THE GREENBRIER COMPANIES, INC.

     A portion of leasing & services revenue is derived from utilization leases, under which “car hire” is earned. Car hire is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Until 1992, the Interstate Commerce Commission directly regulated car hire rates by prescribing a formula for calculating these rates. Government regulation of car hire rates continues, but the system of prescribed rates has been superseded by a system known as deprescription. A ten-year period used to phase in this new system ended on January 1, 2003. Deprescription is a system whereby railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration either the owner’s or user’s rate is selected and that rate becomes effective for a one-year period. There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue which amounted to $6.7 million and $18.9 million for the three and nine months ended May 31, 2005 and $6.6 million and $19.4 million for the three and nine months ended May 31, 2004.

     Greenbrier has jointly committed with Babcock & Brown Rail Management, LLC to purchase approximately $250.0 million of new railcars to be leased to third party customers, of which $152.0 million remain to be purchased from unaffiliated manufacturers.

     At May 31, 2005, an unconsolidated subsidiary had $9.3 million of third party debt, for which the Company has guaranteed 33% or approximately $3.1 million. In the event that there is a change in control or insolvency by any of the three 33% investors that have guaranteed the debt, the remaining investors’ share of the guarantee will increase proportionately.

     In accordance with customary business practices in Europe, the Company has $20.1 million in bank and third party performance, advance payment, and warranty guarantee facilities, all of which has been utilized as of May 31, 2005. To date, no amounts have been drawn against these performance, advance payment, and warranty guarantees.

     The Company has outstanding letters of credit aggregating $1.8 million associated with materials purchases and facilities leases.

Note 14 – Subsequent Event

     Subsequent to May 31, 2005, the Company replaced its three North American revolving credit facilities with a senior secured credit facility for approximately $150.0 million. This facility consists of a five-year, $125.0 million, revolving line of credit for domestic operations and a CDN$30.0 million revolving line of credit for Canadian operations. Available borrowings are based on defined levels of inventory, receivables, leased equipment and property, plant and equipment. Advances bear interest at rates that depend on the type of borrowing and the ratio of debt to total capitalization, as defined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We currently have two primary business segments: manufacturing and leasing & services. These two business segments are operationally integrated. With operations in the United States, Canada, Mexico and Europe the manufacturing segment produces double-stack intermodal railcars, conventional railcars, tank cars, marine vessels and performs railcar repair, refurbishment and maintenance activities. We produce rail castings through an unconsolidated joint venture and also manufacture new freight cars through the use of unaffiliated subcontractors. The leasing & services segment owns approximately 10,000 railcars and provides management services for approximately 128,000 railcars for railroads, shippers and other leasing and transportation companies. Segment performance is evaluated based on margins.

     Our manufacturing backlog of railcars for sale and lease as of May 31, 2005 was approximately 11,500 railcars with an estimated value of $650.0 million compared to 9,700 railcars valued at $600.0 million as of May 31, 2004. Substantially all of the current backlog has been priced to cover anticipated material price increases and surcharges. As these sales price increases are an anticipated pass-through of vendor material price increases and surcharges, they

THE GREENBRIER COMPANIES, INC.

are not necessarily indicative of increased margins on future production. There is still risk that material prices could increase beyond amounts used to develop our sale contracts which would adversely impact margins in our backlog. Although the North American railcar market has recently improved, the European market is experiencing a decline in demand for railcars.

     The available supply of rail castings to the industry continues to be adversely affected as a result of reorganization and consolidation of domestic suppliers. Our investment in a joint venture that operates castings production facilities has helped us maintain production despite industry-wide casting shortages. Shortages of other railcar components such as wheels, axles and couplers may impact production rates at our new railcar and repair and refurbishment facilities.

     In September 1998 we entered into a joint venture with Bombardier Transportation (Bombardier) to build railroad freight cars at a portion of Bombardier’s existing manufacturing facility in Sahagun, Mexico. Each party held a 50% non-controlling interest in the joint venture. In December 2004, we acquired Bombardier’s interest for $9.0 million payable over five years. We lease a portion of the plant from Bombardier and have entered into a service agreement under which Bombardier provides labor and manufacturing support. The Mexican operations, previously accounted for under the equity method, are consolidated for financial reporting purposes beginning in December 2004.

     On July 26, 2004, Alan James, a member of our board of directors, filed an action in the Court of Chancery of the State of Delaware against us and all of our directors serving on July 26, 2004, other than Mr. James. On December 16, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K detailing additional allegations and concerns which had been expressed by Mr. James. Mr. James passed away on January 28, 2005. On April 20, 2005, all of the estate’s litigation claims and allegations against Greenbrier were dismissed with prejudice.

     On May 11, 2005, the Company issued 5,175,000 shares of its common stock at a price of $26.50 per share, less underwriting commissions, discounts and expenses. Proceeds were used to purchase 3,504,167 shares from the estate of Alan James, former member of the board of directors and 1,837,500 shares from William Furman, President and Chief Executive Officer. After the offering, the estate of Alan James owned 2.8% and William Furman owned 13.9% of the outstanding common stock of the Company.

     On May 11, 2005, the Company issued, through a private placement, $175 million aggregate principal amount of 8?% senior unsecured notes due 2015 (the Notes). Payment on the Notes is guaranteed by certain of the Company’s domestic subsidiaries. Interest will be paid semiannually in arrears commencing November 15, 2005. Portions of the proceeds from the Notes were used to payoff certain outstanding revolving notes and notes payable.

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

THE GREENBRIER COMPANIES, INC.

     Maintenance obligations – We are responsible for maintenance on a portion of the managed and owned lease fleet under terms of maintenance obligations defined in the underlying lease or management agreement. The estimated maintenance liability is based on maintenance histories for each type and age of railcar. These estimates involve judgment as to the future costs of repairs and the types and timing of repairs needed over the lease term. As we cannot predict with certainty the prices, timing and volume of maintenance needed in the future on railcars under long-term leases, this estimate is uncertain and could be materially different from maintenance requirements. The liability is periodically reviewed and updated based on maintenance trends and known future repair or refurbishment requirements. Historically, we have not had material adjustments to these estimates as they are reviewed frequently and cover long-term contracts. However, these adjustments could be material in the future due to the inability to predict future maintenance requirements.

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

Results of Operations

     Our purchase on December 1, 2004 of Bombardier’s equity interest in the railcar manufacturing joint venture in Mexico brought our ownership percentage to 100%. As a result the financial results of the subsidiary, formerly accounted for under the equity method, are consolidated beginning December 1, 2004.

Three Months Ended May 31, 2005 Compared to Three Months Ended May 31, 2004

Manufacturing Segment

     Manufacturing revenue includes results from new railcar and marine manufacturing, repair and refurbishment activities. New railcar delivery and backlog information disclosed herein includes all our facilities and orders that may be manufactured by unaffiliated subcontractors.

     Manufacturing revenue for the three months ended May 31, 2005 was $266.1 million compared to $207.1 million in the corresponding prior period, an increase of $59.0 million, or 28.5%. The increase is primarily due to $59.0 million in revenue from our Mexican subsidiary, which was accounted for under the equity method in the prior comparable period. New railcar deliveries were approximately 3,600 in the current period consistent with the prior comparable period. Deliveries in the three months ended May 31, 2004 include approximately 400 units delivered from the Mexican operation accounted for under the equity method and 600 units, delivered to a customer in a prior period for which revenue recognition had been deferred pending removal of contractual contingencies that were removed during the quarter ended May 31, 2004.

     Manufacturing margin percentage for the three months ended May 31, 2005 was 9.2% compared to 8.6% for the three months ended May 31, 2004 as a result of manufacturing higher margin car types and production efficiencies. Current period margins were reduced by 0.8% as a result of production issues in Europe on two contracts. The prior period was impacted by recognition of margin on 600 units produced in a prior period when the pricing environment was less favorable and a write off of obsolete inventory.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

     Leasing & services revenue increased $1.7 million, or 9.3%, to $19.9 million for the three months ended May 31, 2005 compared to $18.2 million for the three months ended May 31, 2004. The increase is primarily a result of performance incentives earned on certain management agreements and increases in gains on sale of assets from the lease fleet. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity. Gains on sale were $0.8 million for the three months ended May 31, 2005 compared to minimal gains in the prior comparable period.

     Leasing & services operating margin percentage was 52.1% and 43.3% for the three months ended May 31, 2005 and 2004. The increase was primarily a result of gains on sales from the lease fleet and rate adjustments due to increased utilization on certain management agreements.

Other Costs

     Selling and administrative expense was $15.3 million for the three months ended May 31, 2005 compared to $12.4 million for the comparable prior period, an increase of $2.9 million, or 23.4%. The increase in expense is primarily the result of higher employee costs of $1.6 million, a $0.5 million increase in professional fees associated with compliance with Sarbanes-Oxley legislation and the inclusion of $0.5 million in expenses for our Mexican operation. Selling and administrative expense as a percentage of revenue decreased to 5.3% for the three months ended May 31, 2005 from 5.5% in the prior comparable period.

     Interest expense and foreign exchange decreased $0.6 million to $2.3 million for the three months ended May 31, 2005, compared to $2.9 million in the prior comparable period. Prior period results include foreign exchange losses of $0.1 million as compared to foreign exchange gains of $0.9 million in the current period. Foreign exchange fluctuations were offset by a $0.4 million increase in interest expense resulting primarily from increased borrowings.

     The three months ended May 31, 2005 include special charges of $2.9 million consisting of debt prepayment penalties and costs associated with settlement of interest rate swap agreements on certain debt that was refinanced with senior unsecured notes.

Income Tax

     Income tax expense for the three months ended May 31, 2005 and 2004 represents a tax rate of 42.0% on United States operations and varying tax rates on foreign operations. The effective tax rate was 40.5% and 39.5% for the three months ended May 31, 2005 and 2004. The fluctuations in effective tax rate are due to the geographical mix of pre-tax earnings and losses.

Equity in Earnings of Unconsolidated Subsidiaries

     Equity in earnings of unconsolidated subsidiaries improved by $0.3 million for the three months ended May 31, 2005 as compared to the three months ended May 31, 2004 as a result of a $0.6 million improvement in our earnings from the castings operation. The castings operation recorded a loss in the three months ended May 31, 2004 due to temporary shutdowns associated with equipment failures and start-up issues. The three months ended May 31, 2004 also included $0.3 million in earnings from our Mexican operation that was accounted for under the equity method in the prior period and is consolidated in the current period.

Nine Months Ended May 31, 2005 Compared to Nine Months Ended May 31, 2004

Manufacturing Segment

     Manufacturing revenue for the nine months ended May 31, 2005 was $700.3 million compared to $473.2 million in the corresponding prior period, an increase of $227.1 million, or 48.0%. The increase is due to higher new railcar revenue of $176.3 million, a $10.3 million increase in marine revenue associated with the timing of revenue

THE GREENBRIER COMPANIES, INC.

recognition, a $20.1 million improvement in repair and refurbishment activities and $20.4 million associated with differences in foreign currency translation rates between periods. The $176.3 million increase in railcar revenue is comprised of $91.1 million from higher deliveries and price increases and $85.2 million in revenue from our Mexican subsidiary which was accounted for under the equity method in the prior comparable period. New railcar deliveries were approximately 9,900 in the current period compared to 7,800 in the prior comparable period.

     Manufacturing margin percentage for the nine months ended May 31, 2005 was 8.3% compared to 8.5% for the nine months ended May 31, 2004. As sales prices and costs increase by the same amount to cover surcharges, margins as a percentage of revenue decline. The realized benefits of higher margin railcar types and production efficiencies in the current period were somewhat offset by production issues in Europe, higher material costs on certain contracts produced in the first half of the year that did not contain escalation clauses to cover scrap surcharges and lower margin from the Mexican operation due to temporary production issues that occurred in the second quarter. The prior period margins were negatively impacted by costs to repair certain defective parts provided by third party vendors.

Leasing & Services Segment

     Leasing & services revenue increased $4.8 million, or 8.9%, to $58.7 million for the nine months ended May 31, 2005 compared to $53.9 million for the nine months ended May 31, 2004. The increase is primarily a result of gains on the sale of equipment from the lease fleet of $4.3 million in the current period compared to $0.2 million in the prior comparable period, additional management fees resulting from performance incentives earned on certain management contracts, partially offset by a decline in finance lease revenue upon lease maturation.

     Leasing & services operating margin percentage increased to 48.0% for the nine months ended May 31, 2005 from 41.5% for the nine months ended May 31, 2004. The increase was primarily a result of gains on sales from the lease fleet and rate adjustments due to increased utilization on certain management contracts.

Other Costs

     Selling and administrative expense was $41.4 million for the nine months ended May 31, 2005 compared to $33.3 million for the comparable prior period, an increase of $8.1 million, or 24.3%. The increase in expense is primarily the result of a $5.0 million increase in employee-related costs, higher professional fees of $2.3 million associated with litigation, strategic initiatives and compliance with Sarbanes-Oxley legislation and the inclusion of $0.8 million in expenses from our Mexican operation that was accounted for under the equity method in the prior comparable period. Current period costs include $2.5 million in legal and professional fees associated with the resolution of and responses to litigation and allegations made by Alan James, a former member of the board of directors.

     Interest expense and foreign exchange increased $1.5 million to $9.6 million for the nine months ended May 31, 2004, compared to $8.1 million in the prior comparable period. Prior period results include foreign exchange gains of $0.7 million compared to foreign exchange losses of $0.7 million in the nine months ended May 31, 2005. Interest increased $0.1 million as a result of increased borrowings.

     The nine months ended May 31, 2005 include special charges of $2.9 million consisting of debt prepayment penalties and costs associated with settlement of interest rate swap agreements on certain debt that was refinanced with senior unsecured notes. The nine months ended May 31, 2004 include special charges totaling $1.2 million which consist of a $7.5 million write-off of the remaining balance of European designs and patents partially offset by a $6.3 million reduction of purchase price liabilities associated with the settlement of arbitration regarding the acquisition of European designs and patents.

Income Tax

     Income tax for the nine months ended May 31, 2005 and 2004 represents a tax rate of 42.0% on United States operations and varying tax rates on foreign operations. The effective tax rate for the nine months ended May 31, 2005 and 2004 was 39.6% and 27.3%. The fluctuations in effective tax rate are due to the geographical mix of pre-

THE GREENBRIER COMPANIES, INC.

tax earnings and losses. In addition, special charges in the nine months ended May 31, 2004 include a $6.3 million non-taxable purchase price adjustment relating to the purchase of European designs and patents.

Equity in Loss of Unconsolidated Subsidiaries

     Equity in loss of unconsolidated subsidiaries was $0.3 million for the nine months ended May 31, 2005 compared to $1.7 million for the nine months ended May 31, 2004. Equity in earnings of the castings joint venture was $0.3 million for the nine months ended May 31, 2005 compared to a loss of $1.1 million in the prior comparable period. The loss in the prior period was primarily due to start-up costs and temporary plant shutdowns associated with equipment issues at the castings joint venture which began operation in September 2003.

     The Mexican railcar manufacturing joint venture contributed approximately $0.6 million of the loss for the nine months ended May 31, 2005 and 2004. As a result of the buyout of our joint venture partner’s interest in the venture, the financial results of the entity were consolidated beginning on December 1, 2004. Accordingly, the nine months ended May 31, 2005 only include results through November 30, 2004.

Liquidity and Capital Resources

     Greenbrier has been financed through cash generated from operations and borrowings. At May 31, 2005, cash and cash equivalents increased $55.2 million to $67.3 million from $12.1 million at August 31, 2004.

     Cash used in operations for the nine months ended May 31, 2005 was $44.3 million compared to $33.5 million in the prior comparable period. Usage during the nine months ended May 31, 2005 was primarily related to a $16.8 million participation payment under an agreement with Union Pacific Railroad and a change in timing of working capital needs including increased accounts receivable as a result of current production for a customer with longer payment terms and a $21.4 million receivable from the sale of railcars held for sale.

     Inventories increased $66.3 million from August 31, 2004 levels primarily as a result of $33.8 million associated with the consolidation of Mexican operations previously accounted for under the equity method and the addition of $31.6 million in railcars held for sale or refurbishment that will be sold to third parties in the normal course of business.

     Cash used in investing activities was $12.8 million for the nine months ended May 31, 2005 compared to $15.9 for the prior comparable period. Cash utilization in the nine months ended May 31, 2005 was primarily for capital expenditures, offset partially by proceeds from sale of equipment of $23.1 million and $8.4 million of net cash acquired in the acquisition of the remaining joint venture interest in Mexico.

     Capital expenditures totaled $49.5 million and $33.3 million for the nine months ended May 31, 2005 and 2004. Of these capital expenditures, approximately $39.3 million and $29.8 million were attributable to leasing & services operations. Leasing & services capital expenditures for 2005 are expected to be approximately $67.0 million. Capital expenditures have increased as the Company replaces the maturing direct finance lease portfolio. Greenbrier regularly sells assets from its lease fleet, some of which may have been purchased within the current year and included in capital expenditures.

     Approximately $10.2 million and $3.5 million of capital expenditures for the nine months ended May 31, 2005 and 2004 were attributable to manufacturing operations. Capital expenditures for manufacturing additions are expected to be approximately $19.0 million in 2005.

     Cash provided by financing activities was $111.0 million for the nine months ended May 31, 2005 compared to cash used in financing activities of $16.7 million for the nine months ended May 31, 2004. The nine months ended May 31, 2005 include proceeds from borrowings of $175.0 million, offset by debt paydowns of $71.5 million.

     All amounts originating in foreign currency have been translated at the May 31, 2005 exchange rate for the purpose of the following discussion. Credit facilities aggregated $134.8 million as of May 31, 2005. Available borrowings under the credit facilities are principally based upon defined levels of receivables, inventory and leased

THE GREENBRIER COMPANIES, INC.

equipment, which at May 31, 2005 levels would provide for maximum borrowing of $134.8 million, of which $16.4 million is outstanding. A $60.0 million revolving line of credit is available through January 2006 to provide working capital and interim financing of equipment for the leasing & services operations in North America. A $35.0 million line of credit to be used for working capital is available through March 2006 for United States manufacturing operations. A $19.9 million line of credit is available through October 2005 for working capital for Canadian manufacturing operations. Lines of credit totaling $19.8 million are available principally through June 2006 for European operations. Advances under the lines of credit bear interest at rates that vary depending on the type of borrowing and certain defined ratios. At May 31, 2005, there were no borrowings outstanding under the United States manufacturing and leasing & services lines and the Canadian manufacturing line. The European manufacturing line had $16.4 million outstanding.

     Subsequent to May 31, 2005, we replaced our three North American revolving credit facilities with a senior secured credit facility for approximately $150.0 million. This facility consists of a five-year, $125.0 million revolving line of credit for domestic operations and a CDN$30.0 million revolving line of credit for Canadian operations. Available borrowings are based on defined levels of inventory, receivables, leased equipment and property, plant and equipment. Advances bear interest at rates that depend on the type of borrowing and the ratio of debt to total capitalization, as defined.

     In accordance with customary business practices in Europe, the Company has $20.1 million in bank and third party performance, advance payment and warranty guarantee facilities, all of which has been utilized as of May 31, 2005. To date no amounts have been drawn under these performance, advance payment and warranty guarantees.

     We have advanced $2.3 million in long term advances to an unconsolidated subsidiary which are secured by accounts receivable and inventory. We have also guaranteed $3.1 million of this subsidiary’s third party debt.

     We have outstanding letters of credit aggregating $1.8 million associated with materials purchases and facilities leases.

     A dividend of $.08 per common share was declared in June 2005. Dividends of $.06 per common share have been paid quarterly from the fourth quarter of 2004 through the second quarter of 2005.

     Foreign operations give rise to risks from changes in foreign currency exchange rates. We utilize foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. No provision has been made for credit loss due to counterparty non-performance.

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

THE GREENBRIER COMPANIES, INC.

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

     Forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier’s control. The following are among the factors that could cause actual results or outcomes to differ materially from the forward-looking statements:

•	a delay or failure of acquired businesses, products or services to compete successfully;

•	decreases in carrying value of assets due to impairment;

•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

•	changes in future maintenance requirements;

•	effects of local statutory accounting conventions on compliance with covenants in certain loan agreements;

•	domestic and global business conditions and growth or reduction in the surface transportation industry;

•	actual future costs and the availability of materials and a trained workforce;

•	ability to maintain good relationships with third party labor providers or collective bargaining units;

•	availability of subcontractors;

•	steel price increases, scrap surcharges and other commodity price fluctuations and their impact on railcar demand and margin;

•	changes in product mix and the mix between the manufacturing and leasing & services segments;

•	labor disputes, energy shortages or operating difficulties that might disrupt manufacturing operations or the flow of cargo;

•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of alliance partners, subcontractors or suppliers;

•	ability to obtain suitable contracts for railcars held for sale;

•	lower than anticipated residual values for leased equipment;

•	discovery of defects in railcars resulting in increased warranty costs or litigation;

•	resolution or outcome of investigations and pending or future litigation;

•	the ability to consummate expected sales;

•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under the contracts as anticipated;

•	financial condition of principal customers;

•	market acceptance of products;

•	ability to determine and obtain adequate levels of insurance at acceptable rates;

•	competitive factors, including introduction of competitive products, price pressures, limited customer base and competitiveness of our manufacturing facilities and products;

•	industry over-capacity and our manufacturing capacity utilization;

•	continued industry demand at current and anticipated levels for railcar products:

•	domestic and global political, regulatory or economic conditions including such matters as terrorism, war, embargoes or quotas;

•	ability to adjust to the cyclical nature of the railcar industry;

•	the effects of car hire deprescription on leasing revenue;

•	changes in interest rates;

•	actions by various regulatory agencies;

•	changes in fuel and/or energy prices;

•	availability and price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;

THE GREENBRIER COMPANIES, INC.

•	ability to replace lease revenue and earnings from maturing and terminating leases with revenue and earnings from additions to the lease fleet, lease renewals and management services; and

•	financial impacts from currency fluctuations in the Company’s worldwide operations.

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

THE GREENBRIER COMPANIES, INC.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

     Greenbrier has operations in Canada, Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate its exposure to transactions denominated in currencies other than the functional currency of each entity, Greenbrier enters into forward exchange contracts to protect its margin on a portion of its forecast foreign currency sales. At May 31, 2005, $109.3 million of forecast sales were hedged by forward exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results. The Company believes the exposure to foreign exchange risk is not material.

     In addition to Greenbrier’s exposure to transaction gains or losses, the Company is also exposed to foreign currency exchange risk related to the net asset position of its foreign subsidiaries. At May 31, 2005, the net assets of foreign subsidiaries aggregated $29.3 million and a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of $2.9 million, or 1.8% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

Interest Rate Risk

     The Company has managed its floating rate debt with interest rate swap agreements, effectively converting $26.2 million of variable rate debt to fixed rate debt. At May 31, 2005, the exposure to interest rate risk is limited since approximately 90% of the Company’s debt has fixed rates. As a result, Greenbrier is only exposed to interest rate risk relating to its revolving debt and a portion of term debt. At May 31, 2005, a uniform 10% increase in interest rates would result in approximately $0.1 million of additional annual interest expense.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act within the required time period.

Changes in Internal Controls over Financial Reporting

     There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended May 31, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

THE GREENBRIER COMPANIES, INC.

     PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There is hereby incorporated by reference the information disclosed in Note 13 to the unaudited Consolidated Financial Statements, Part I of this quarterly report.

Item 6. Exhibits

10.2	Revised purchase agreement among The Greenbrier Companies, Inc. and Banc of America Securities LLC and Bear Stearns & Co, Inc., as initial purchasers, dated as of May 5, 2005.
31.1	Certification pursuant to Rule 13 (a) – 14 (a)
31.2	Certification pursuant to Rule 13 (a) – 14 (a)
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.
Date: June 30, 2005	By:	/s/ Larry G. Brady
Larry G. Brady
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)