Form 10-Q
period 2005-11-30
GREENBRIER COMPANIES INC; Autostack CO , LLC; Greenbrier-Concarril, LLC; Greenbrier Leasing Company, LLC; Greenbrier Leasing, L.P.; Greenbrier Leasing LTD Partner, LLC; Greenbrier Management Services, LLC; Greenbrier Railcar, LLC; Gunderson Rail Services, LLC; Gunderson, LLC
filed 2006-01-05
CIK 923120, 1334558, 1334559, 1334560, 1334562, 1334564, 1334565, 1334566, 1334567, 1334568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended November 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ___ to ___
Commission File No. 1-13146
THE GREENBRIER COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	93-0816972
(State of Incorporation)	(I.R.S. Employer Identification No.)

One Centerpointe Drive, Suite 200, Lake Oswego, OR	97035
(Address of principal executive offices)	(Zip Code)
(503) 684-7000
(Registrant’s telephone number, including area code)
CO-REGISTRANTS AND SUBSIDIARY GUARANTORS

Autostack Company, LLC	Oregon	3743	93-0981840
Greenbrier-Concarril, LLC	Oregon	3743	93-1262344
Greenbrier Leasing Company, LLC	Oregon	3743	31-0789836
Greenbrier Leasing, L.P.	Oregon	3743	91-1960693
Greenbrier Leasing Limited Partner, LLC	Oregon	3743	93-1266038
Greenbrier Management Services, LLC	Oregon	3743	93-1266040
Greenbrier Railcar, LLC	Oregon	3743	93-0971066
Gunderson, LLC	Oregon	3743	93-0180205
Gunderson Marine, LLC	Oregon	3743	93-1127982
Gunderson Rail Services, LLC	Oregon	3743	93-1123815
Gunderson Specialty Products, LLC	Oregon	3743	93-0180205

The Greenbrier Companies,	Autostack Company, LLC	Greenbrier Concarril, LLC	Greenbrier Leasing Company,
Inc.	One Centerpointe Drive, Suite	One Centerpointe Drive, Suite	LLC
One Centerpointe Drive, Suite	200	200	One Centerpointe Drive, Suite
200	Lake Oswego, Oregon	Lake Oswego, Oregon	200
Lake Oswego, Oregon	97035-8612	97035-8612	Lake Oswego, Oregon
97035-8612	(503) 684-7000	(503) 684-7000	97035-8612
(503) 684-7000			(503) 684-7000

Greenbrier Leasing, L.P.	Greenbrier Leasing	Greenbrier Management	Greenbrier Railcar, LLC
One Centerpointe Drive, Suite	Limited Partner, LLC	Services, LLC	One Centerpointe Drive, Suite
200	One Centerpointe Drive, Suite	One Centerpointe Drive, Suite	200
Lake Oswego, Oregon	200	200	Lake Oswego, Oregon
97035-8612	Lake Oswego, Oregon	Lake Oswego, Oregon	97035-8612
(503) 684-7000	97035-8612	97035-8612	(503) 684-7000
	(503) 684-7000	(503) 684-7000

Gunderson, LLC	Gunderson Marine, LLC	Gunderson Rail Services, LLC	Gunderson Specialty Products,
4350 NW Front Avenue	4350 NW Front Avenue	One Centerpointe Drive, Suite	LLC
Portland, Oregon 97210	Portland, Oregon 97210	200	4350 NW Front Avenue
(503) 972-5700	(503) 972-5700	Lake Oswego, Oregon	Portland, Oregon 97210
		97035-8612	(503) 972-5700
(503) 684-7000
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding on December 29, 2005 was 15,539,791 shares.

THE GREENBRIER COMPANIES, INC.
PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
Consolidated Balance Sheets
(In thousands, except per share amounts, unaudited)

	November 30,	August 31,
	2005	2005
Assets
Cash and cash equivalents	$100,695	$73,204
Restricted cash	89	93
Accounts and notes receivable	91,656	122,957
Inventories	121,183	121,698
Railcars held for sale	103,606	59,421
Equipment on operating leases	220,962	183,155
Investment in direct finance leases	7,314	9,974
Property, plant and equipment	72,917	73,203
Other	29,003	27,502

	$747,425	$671,207

Liabilities and Stockholders’ Equity
Revolving notes	$14,540	$12,453
Accounts payable and accrued liabilities	207,516	195,258
Participation	22,386	21,900
Deferred income taxes	30,495	31,629
Deferred revenue	3,870	6,910
Notes payable	273,122	214,635

Subordinated debt	7,175	8,617

Subsidiary shares subject to mandatory redemption	3,746	3,746

Commitments and contingencies (Note 11)	—	—

Stockholders’ equity:
Preferred stock — $0.001 par value; 25,000 shares authorized; none outstanding	—	—
Common stock — $0.001 par value; 50,000 shares authorized; 15,540 and 15,479 shares outstanding at November 30, 2005 and August 31, 2005	16	15
Additional paid-in capital	64,211	62,768
Retained earnings	120,760	113,987
Accumulated other comprehensive loss	(412)	(711)

	184,575	176,059

	$747,425	$671,207

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	November 30,
	2005	2004
Revenue
Manufacturing	$164,596	$200,397
Leasing & services	21,766	17,651

	186,362	218,048

Cost of revenue
Manufacturing	143,030	182,862
Leasing & services	10,439	10,380

	153,469	193,242

Margin	32,893	24,806

Other costs
Selling and administrative expense	15,684	12,072
Interest and foreign exchange	4,430	3,059

	20,114	15,131
Earnings before income taxes and equity in unconsolidated subsidiaries	12,779	9,675

Income tax expense	(4,934)	(3,554)

Earnings before equity in unconsolidated subsidiaries	7,845	6,121

Equity in earnings (loss) of unconsolidated subsidiaries	172	(731)

Net earnings	$8,017	$5,390

Basic earnings per common share:	$0.52	$0.36

Diluted earnings per common share:	$0.51	$0.35

Weighted average common shares:
Basic	15,511	14,894
Diluted	15,847	15,504
The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	November 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$8,017	$5,390
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	(1,122)	845
Tax benefit of stock options exercised	639	—
Depreciation and amortization	6,016	5,285
Gain on sales of equipment	(612)	(86)
Other	40	10
Decrease (increase) in assets:
Accounts and notes receivable	31,228	(25,993)
Inventories	922	(3,181)
Railcars held for sale	(43,619)	(2,682)
Other	(1,663)	2,299
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	10,878	(10,426)
Participation	486	406
Deferred revenue	(2,846)	5,624

Net cash provided by (used in) operating activities	8,364	(22,509)

Cash flows from investing activities:
Principal payments received under direct finance leases	871	1,832
Proceeds from sales of equipment	3,169	2,460
Investment in and advances to unconsolidated joint venture	75	(57)
Capital expenditures	(44,401)	(12,395)

Net cash used in investing activities	(40,286)	(8,160)

Cash flows from financing activities:
Changes in revolving notes	2,096	34,363
Proceeds from notes payable	60,000	—
Repayments of notes payable	(1,382)	(2,280)
Repayments of subordinated debt	(1,442)	(1,592)
Proceeds from exercise of stock options	805	174

Net cash provided by financing activities	60,077	30,665

Effect of exchange rate changes	(664)	4,199

Increase in cash and cash equivalents	27,491	4,195

Cash and cash equivalents
Beginning of period	73,204	12,110

End of period	$100,695	$16,305

Cash paid during the period for:
Interest	$8,998	$2,029
Income taxes	$4,374	$112
The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Interim Financial Statements
The Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of November 30, 2005 and for the three months ended November 30, 2005 and 2004 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three months ended November 30, 2005 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2006. Certain reclassifications have been made to the prior period’s Consolidated Financial Statements to conform to the current year presentation.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2005 Annual Report on Form 10-K.
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
Initial Adoption of Accounting Policies — On September 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment. This statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (stock options and restricted stock) granted to employees. The implementation did not have a material effect on the Company’s Consolidated Financial Statements as all options were vested prior to August 31, 2005. Restricted stock grants are currently being recorded as compensation expense over the vesting period, consistent with prior periods.
Prospective Accounting Changes — In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections which replaces Accounting Principles Board (APB) opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires retrospective application, unless impracticable, for changes in accounting principles in the absence of transition requirements specific to newly adopted accounting principles. This statement is effective for any accounting changes and corrections of errors made by the Company beginning September 1, 2006.
Note 2 — Acquisitions
In September 1998 Greenbrier entered into a joint venture with Bombardier Transportation (Bombardier) to build railroad freight cars at a portion of Bombardier’s existing manufacturing facility in Sahagun, Mexico. Each party held a 50% non-controlling interest in the joint venture. In December 2004, Greenbrier acquired Bombardier’s interest and will pay Bombardier a purchase price of $9.0 million over five years and as a result of the allocation of the purchase price among assets and liabilities, recorded $1.3 million in goodwill. Greenbrier leases a portion of the plant from Bombardier and has entered into a service agreement under which Bombardier provides labor and manufacturing support. These operations, previously accounted for under the equity method, were consolidated for financial reporting purposes beginning in December 2004.

THE GREENBRIER COMPANIES, INC.
The following unaudited pro forma consolidated financial information for Greenbrier was prepared as if the transaction to acquire Bombardier’s equity in the Mexican operations had occurred at the beginning of the period presented:

Three Months Ended
November 30,
(In thousands, except per share amounts)	2004
Revenue	$246,740
Net earnings	$4,201
Basic earnings per share	$0.28
Diluted earnings per share	$0.27
The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the period presented.
Note 3 — Inventories

	November 30,	August 31,
(In thousands)	2005	2005
Manufacturing supplies and raw materials	$36,097	$33,653
Work-in-process	88,679	91,637
Lower of cost or market adjustment	(3,593)	(3,592)

	$121,183	$121,698

Note 4 — Warranty Accruals
Warranty costs are estimated and charged to operations to cover a defined warranty period. The estimated warranty cost is based on historical warranty claims for each particular product type. For new product types without a warranty history, preliminary estimates are based on historical information for similar product types. The accrual, included in accounts payable and accrued liabilities on the Consolidated Balance Sheet, is periodically reviewed and updated based on warranty trends.
Warranty accrual activity:

	Three Months Ended
	November 30,
(In thousands)	2005	2004
Balance at beginning of period	$15,037	$12,691
Charged to cost of revenue	927	1,016
Payments	(1,060)	(1,071)
Currency translation effect	38	1,082

Balance at end of period	$14,942	$13,718

THE GREENBRIER COMPANIES, INC.
Note 5 — Notes Payable

	November 30,	August 31,
(In thousands)	2005	2005
Senior unsecured notes	$235,000	$175,000
Term loans	38,020	39,479
Other	102	156

	$273,122	$214,635

On November 21, 2005, the Company issued, at par, through a private placement, $60.0 million aggregate principal amount of 8 3/8% senior unsecured notes due 2015. Greenbrier is obligated to file a registration statement with respect to an offer to exchange these senior unsecured notes for a new issue of identical notes registered with the Securities and Exchange Commission prior to February 19, 2006 and is also obligated to cause the registration statement to be effective before May 19, 2006. The transaction is an additional offering under the indenture entered into in connection with the Company’s sale of $175.0 million of senior unsecured notes in May 2005. The $235.0 million combined senior unsecured notes (the Notes) have identical terms. Payment on the Notes is guaranteed by certain of the Company’s domestic subsidiaries. Interest is paid in arrears on May 15th and November 15th of each year.
At any time prior to May 15, 2008, Greenbrier may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 108.4% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more equity offerings. On or after May 15, 2010, Greenbrier has the option to redeem the Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) of 104.2% in 2010, 102.8% in 2011, 101.4% in 2012, and 100.0% in 2013 and thereafter plus accrued and unpaid interest and liquidated damages, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on May 15. Upon a change of control, Greenbrier is required to offer to purchase all of the Notes then outstanding for cash at 101.0% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the purchase date.
Term loans are due in varying installments through August 2017 and are generally collateralized by certain property, plant and equipment. As of November 30, 2005, the effective interest rates on the term loans ranged from 4.4% to 8.4%.
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
Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain term loans. At November 30, 2005, such agreements had a notional amount of $23.2 million and mature between August 2006 and March 2011.

THE GREENBRIER COMPANIES, INC.
The remaining principal payments on the notes payable are as follows:
(In thousands)

Year Ending August 31,
2006 (Remaining nine months)	$11,969
2007	4,180
2008	3,881
2009	4,066
2010	5,209
Thereafter	243,817

$273,122

Note 6 — Comprehensive Income
The following is a reconciliation of net earnings to comprehensive income:

	Three Months Ended
	November 30,
(In thousands)	2005	2004
Net earnings	$8,017	$5,390
Reclassification of derivative financial instruments recognized in net earnings during the three months (net of tax effect)	(1,251)	(953)
Unrealized gain on derivative financial instruments (net of tax effect)	923	5,853
Foreign currency translation adjustment (net of tax effect)	627	2,464

Comprehensive income	$8,316	$12,754

Accumulated other comprehensive income (loss), net of tax effect, consisted of the following:

	Unrealized
	Gains (Losses)	Foreign	Accumulated
	on Derivative	Currency	Other
	Financial	Translation	Comprehensive
(In thousands)	Instruments	Adjustment	Income (Loss)
Balance, August 31, 2005	$1,241	$(1,952)	$(711)
First quarter activity	(328)	627	299

Balance, November 30, 2005	$913	$(1,325)	$(412)

THE GREENBRIER COMPANIES, INC.
Note 7 — Earnings Per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended
	November 30,
(In thousands)	2005	2004
Weighted average basic common shares outstanding	15,511	14,894
Dilutive effect of employee stock options	336	610

Weighted average diluted common shares outstanding	15,847	15,504

Weighted average diluted common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options as calculated using the treasury stock method. No options were anti-dilutive for the three months ended November 30, 2005 and 2004.
Note 8 — Stock Based Compensation
Prior to the adoption of SFAS 123R on September 1, 2005, compensation expense for employee stock options was measured using the method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with APB Opinion No. 25, Greenbrier did not recognize compensation expense for employee stock options because options were only granted with an exercise price equal to the fair value of the stock on the effective date of grant. If the Company had elected to recognize compensation expense using a fair value approach, the pro forma net earnings and earnings per share would have been as follows:

Three Months
Ended
November 30,
(In thousands, except per share amounts)	2004
Net earnings, as reported	$5,390
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax (1)	(48)

Net earnings, pro forma	$5,342

Basic earnings per share
As reported	$0.36

Pro forma	$0.36

Diluted earnings per share
As reported	$0.35

Pro forma	$0.34

(1)	Compensation expense was determined based on the Black-Scholes-Merton option pricing model which was developed to estimate the value of publicly traded options. Greenbrier’s options are not publicly traded.
All stock options were vested prior to September 1, 2005 and accordingly no compensation expense was recorded for stock options for the three months ended November 30, 2005. The value of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period of two to five years. For the three months ended November 30, 2005, $0.6 million in compensation expense was recorded related to restricted stock grants. No expense was recorded for the three months ended November 30, 2004 as no restricted stock grants were outstanding.

THE GREENBRIER COMPANIES, INC.
Note 9 — Derivative Instruments
Foreign operations give rise to market risks from changes in foreign currency exchange rates. Foreign currency forward exchange contracts with established financial institutions are utilized to hedge a portion of that risk. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. The Company’s foreign currency forward exchange contracts and interest rate swap agreements are designated as cash flow hedges, and therefore the unrealized gains and losses are recorded in accumulated other comprehensive loss.
At November 30, 2005 exchange rates, forward exchange contracts for the sale of United States dollars aggregated $51.5 million, Pound Sterling aggregated $0.9 million and Euro aggregated $6.1 million. Adjusting these contracts to the fair value of these cash flow hedges at November 30, 2005 resulted in an unrealized pre-tax gain of $2.5 million that was recorded in the line item accumulated other comprehensive loss and the fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As these contracts mature at various dates through August 2006, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive income (loss) would be reclassified to the current year’s results of operations.
At November 30, 2005 exchange rates, interest rate swap agreements had a notional amount of $23.2 million and mature between August 2006 and March 2011. The fair value of these cash flow hedges at November 30, 2005 resulted in an unrealized pre-tax loss of $1.1 million. The loss is included in accumulated other comprehensive loss and the fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from accumulated other comprehensive income (loss) and charged or credited to interest expense. At November 30, 2005 interest rates, approximately $0.4 million would be reclassified to interest expense in the next 12 months.
Note 10 — Segment Information
Greenbrier has two reportable segments: manufacturing and leasing & services. The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s 2005 Annual Report on Form 10-K. Performance is evaluated based on margin. Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties.
The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

	Three Months Ended
	November 30,
(In thousands)	2005	2004
Revenue:
Manufacturing	$230,394	$200,937
Leasing & services	25,674	21,477
Intersegment eliminations	(69,706)	(4,366)

	$186,362	$218,048

Margin:
Manufacturing	$21,566	$17,535
Leasing & services	11,327	7,271

	$32,893	$24,806

THE GREENBRIER COMPANIES, INC.
Note 11 — Commitments and Contingencies
From time to time, Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. The most significant litigation is as follows:
On April 20, 2004, BC Rail Partnership initiated litigation against the Company in the Supreme Court of Nova Scotia, alleging breach of contract and negligent manufacture and design of railcars which were involved in a derailment. No trial date has been set.
On November 3, 2004, and November 4, 2004, in the District Court of Tarrant County, Texas, and in the District Court of Lancaster County, Nebraska, respectively, litigation was initiated against the Company by Burlington Northern Santa Fe Railway (BNSF). BNSF alleges the failure of a component part on a railcar manufactured by Greenbrier in 1988, resulted in a derailment and a chemical spill. The complaint alleges in excess of $14.0 million in damages. Answers have been filed in both cases and the parties have agreed to stay the Nebraska action and proceed with the litigation in Texas. No trial date has been set.
On September 23, 2004, two current employees and one former employee of the Company filed a civil complaint in Multnomah County Circuit Court, State of Oregon, alleging that the Company failed to comply with Oregon wage and hour laws. Plaintiffs seek injunctive relief and unspecified unpaid wages, penalty wages, costs, disbursements and attorneys’ fees. The parties have participated in mediation proceedings, and are in settlement negotiations. No trial date has been set.
On June 27, 2005, an individual initiated litigation against Union Pacific alleging general and economic damages in the amount of $0.5 million and $1.0 million, respectively, for personal injuries incurred while operating a handbrake on a railcar operating on Union Pacific’s lines. On September 16, 2005, Union Pacific initiated litigation against various Greenbrier entities claiming indemnity and contribution. Discovery is continuing and no trial date has been set.
On December 9, 2005, SEB Finans AB (SEB) initiated an arbitration proceeding in Stockholm, Sweden, against Greenbrier alleging defects in connection with a contract to build 372 railcar units with an aggregate sales price of approximately $20.0 million. In its Statement of Claim, SEB alleges that, due to the failure of a component supplied by an unaffiliated vendor, the cars are defective and cannot be used for their intended purpose. SEB seeks damages in an undisclosed amount. No hearing date has been set. Greenbrier believes that applicable law provides an opportunity to remedy the performance issues and that an engineering solution is likely. The component supplier has effectively filed for the United Kingdom equivalent of bankruptcy protection. Accordingly, Greenbrier may be unable to recover its expenses and damages from the supplier.
Management intends to vigorously defend its position in each of the foregoing cases and believes that any ultimate liability resulting from the above litigation will not materially affect the Company’s financial condition or results of operations.
The Company is involved as a defendant in other litigation initiated in the ordinary course of business. While the ultimate outcome of such legal proceedings cannot be determined at this time, management believes that the resolution of these actions will not have a material adverse effect on the Company’s financial condition or results of operation.
Environmental studies have been conducted of the Company’s owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. The Company’s Portland, Oregon manufacturing facility is located on the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting Greenbrier’s facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). Greenbrier and more than 60 other parties, have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that they may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities have signed an Administrative Order on Consent to perform a remedial investigation/feasibility study of the Portland Harbor Site under EPA oversight, and five additional entities have not signed such consent, but are nevertheless contributing money to the

THE GREENBRIER COMPANIES, INC.
effort. The study is expected to be completed in 2007. In addition, the Company has entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at our Portland property may have released hazardous substances to the environment. Under this oversight, the Company is also conducting groundwater remediation relating to a historical spill on its property.
Because these environmental investigations are still underway, the Company is unable to determine the amount of ultimate liability relating to these matters. Based on the results of the pending investigations and future assessments of natural resource damages, Greenbrier may be required to incur costs associated with additional phases of investigation or remedial action, and may be liable for damages to natural resources. In addition, the Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways on the river, and the river’s classification as a Superfund site could result in some limitations on future dredging and launch activities. Any of these matters could adversely affect the Company’s business and results of operations, or the value of its Portland property.
The Internal Revenue Service (IRS) is currently conducting an audit of the Company’s federal income tax returns for the years ended 1999 through 2002. In connection with the audit, the IRS is reviewing the Company’s decision to take a deduction on the 2002 federal tax return in the amount of $52.6 million relating to European operations, which resulted in a $21.5 million tax benefit reported in the 2002 Consolidated Financial Statements. The IRS has not completed its examination. However, upon completion of its audit, the IRS may propose to disallow some or all of the deduction in that year. The Company would have rights of appeal within the IRS and in the courts.
The Company has entered into contingent rental assistance agreements, aggregating a maximum of $11.9 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from one to six years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three months ended November 30, 2005 and 2004, no accruals were made to cover estimated future obligations as rental shortfalls were not considered probable. There is no liability accrued as of November 30, 2005. All of these agreements were entered into prior to December 31, 2002 and have not been modified since. The accounting for any future rental assistance agreements will comply with the guidance required by FASB Interpretation (FIN) 45 which pertains to contracts entered into or modified subsequent to December 31, 2002.
A portion of leasing & services revenue is derived from “car hire” which is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Until 1992, the Interstate Commerce Commission directly regulated car hire rates by prescribing a formula for calculating these rates. Government regulation of car hire rates continues, but the system of prescribed rates has been superseded by a system known as deprescription. A ten-year period used to phase in this new system ended on January 1, 2003. Deprescription is a system whereby railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration either the owner’s or user’s rate is selected and that rate becomes effective for a one-year period. There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue which amounted to $5.7 million and $5.9 million for the three months ended November 30, 2005 and 2004.
In accordance with customary business practices in Europe, the Company has $10.0 million in bank and third party performance, advance payment, and warranty guarantee facilities, all of which have been utilized as of November 30, 2005. To date, no amounts have been drawn against these performance, advance payment, and warranty guarantee facilities.
At November 30, 2005, an unconsolidated subsidiary had $7.7 million of third party debt, for which the Company has guaranteed 33%, or approximately $2.6 million. In the event there is a change in control or insolvency by any of the three 33% investors that have guaranteed the debt, the remaining investor’s share of the guarantee will increase proportionately.

THE GREENBRIER COMPANIES, INC.
The Company has outstanding letters of credit aggregating $1.8 million associated with materials purchases and facility leases.
Greenbrier has jointly committed with Babcock & Brown Rail Management, LLC to purchase new railcars from unaffiliated manufacturers to be leased to third party customers. Greenbrier’s remaining portion of this commitment is $38.7 million.
The Company has outstanding purchase commitments for materials in the amount of $53.9 million, a portion of which is for production of railcars included in backlog.
Note 12 — Guarantor/Non Guarantor
The Notes (see Note 5) issued on May 11, 2005 and November 21, 2005 are fully and unconditionally and jointly and severally guaranteed by certain of Greenbrier’s wholly owned subsidiaries: Autostack Company, LLC, Greenbrier-Concarril, LLC, Greenbrier Leasing Company, LLC, Greenbrier Leasing Limited Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing, L.P., Greenbrier Railcar, LLC, Gunderson, LLC, Gunderson Marine, LLC, Gunderson Rail Services, LLC, and Gunderson Specialty Products, LLC. No other subsidiaries guarantee the Notes.
The following represents the supplemental consolidated condensed financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of November 30, 2005 and August 31, 2005 and for the quarters ended November 30, 2005 and 2004. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as the sales or transfers were to third parties.

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
    Condensed Consolidated Balance Sheet
    November 30, 2005
    (In thousands)

			Combined
		Combined Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$89,583	$337	$10,775	$—	$100,695
Restricted cash	—	—	89	—	89
Accounts and notes receivable	23,008	39,701	28,856	91	91,656
Inventories	—	81,373	39,810	—	121,183
Railcars held for sale	—	98,248	6,716	(1,358)	103,606
Equipment on operating leases	—	222,991	—	(2,029)	220,962
Investment in direct finance leases	—	7,314	—	—	7,314
Property, plant and equipment	5	50,924	21,988	—	72,917
Other	317,167	25,321	2,488	(315,973)	29,003

	$429,763	$526,209	$110,722	$(319,269)	$747,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving notes	$—	$—	$14,540	$—	$14,540
Accounts payable and accrued liabilities	1,618	157,109	48,697	92	207,516
Participation	—	22,386	—	—	22,386
Deferred income taxes	716	31,540	(1,027)	(734)	30,495
Deferred revenue	1,358	2,092	420	—	3,870
Notes payable	242,795	16,888	13,439	—	273,122

Subordinated debt	—	7,175	—	—	7,175

Minority interest	—	(66)	—	66	—

Subsidiary shares subject to mandatory redemption	—	—	—	3,746	3,746
STOCKHOLDERS’ EQUITY	183,276	289,085	34,653	(322,439)	184,575

	$429,763	$526,209	$110,722	$(319,269)	$747,425

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
    Condensed Consolidated Statement of Operations
    For the quarter ended November 30, 2005
    (In thousands)

			Combined
		Combined Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$130,117	$75,176	$(40,697)	$164,596
Leasing and services	988	21,505	—	(727)	21,766

	988	151,622	75,176	(41,424)	186,362

Cost of revenue
Manufacturing	(53)	111,873	70,789	(39,579)	143,030
Leasing and services	—	10,455	—	(16)	10,439

	(53)	122,328	70,789	(39,595)	153,469

Margin	1,041	29,294	4,387	(1,829)	32,893

Other costs
Selling and administrative expense	4,136	9,865	1,683	—	15,684
Interest and foreign exchange	4,403	945	79	(997)	4,430

	8,539	10,810	1,762	(997)	20,114

Earnings (loss) before income taxes, minority interest and equity in earnings (loss) of unconsolidated subsidiaries	(7,498)	18,484	2,625	(832)	12,779

Income tax (expense) benefit	2,923	(7,501)	(691)	335	(4,934)

	(4,575)	10,983	1,934	(497)	7,845

Minority interest	—	(45)		45	—
Equity in earnings (loss) of unconsolidated subsidiaries	12,592	172	—	(12,592)	172

Net earnings	$8,017	$11,110	$1,934	$(13,044)	$8,017

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
    Condensed Consolidated Statement of Cash Flows
    For the quarter ended November 30, 2005
    (In thousands)

			Combined
		Combined Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$8,017	$11,110	$1,934	$(13,044)	$8,017
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	(236)	(20)	(531)	(335)	(1,122)
Tax benefit of options exercised	639	—	—	—	639
Depreciation and amortization	158	5,036	838	(16)	6,016
Gain on sales of equipment	—	(609)	—	(3)	(612)
Other	(2)	72	15	(45)	40
Decrease (increase) in assets
Accounts and notes receivable	4,318	35,986	(9,028)	(48)	31,228
Inventories	—	(4,264)	5,187	(1)	922
Railcars held for sale	—	(43,517)	(853)	751	(43,619)
Other	(41,250)	26,841	154	12,592	(1,663)
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	(9,211)	12,416	7,666	7	10,878
Participation	—	486	—	—	486
Deferred revenue	(39)	(3,294)	487	—	(2,846)

Net cash provided by (used in) operating activities	(37,606)	40,243	5,869	(142)	8,364

Cash flows from investing activities:
Principal payments received under direct finance leases	—	871	—	—	871
Proceeds from sales of equipment	—	3,169	—	—	3,169
Investment in and advances to unconsolidated subsidiaries	—	75	—	—	75
Capital expenditures	—	(43,795)	(706)	100	(44,401)

Net cash provided by (used in) investing activities	—	(39,680)	(706)	100	(40,286)

Cash flows from financing activities
Changes in revolving notes	—	—	2,096	—	2,096
Proceeds from notes payable	60,000	—	—	—	60,000
Repayments of notes payable	(277)	(884)	(221)	—	(1,382)
Repayments of subordinated debt	—	(1,442)	—	—	(1,442)
Stock options exercised and restricted stock awards	805	—	—	—	805

Net cash provided by (used in ) financing activities	60,528	(2,326)	1,875	—	60,077

Effect of exchange rate changes	(99)	47	(613)	1	(664)
Increase in cash and cash equivalents	22,823	(1,716)	6,425	(41)	27,491
Cash and cash equivalents
Beginning of period	66,760	2,053	4,350	41	73,204

End of period	$89,583	$337	$10,775	$—	$100,695

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
    Condensed Consolidated Balance Sheet
    August 31, 2005
    (In thousands)

			Combined
		Combined Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$66,760	$2,053	$4,350	$41	$73,204
Restricted cash	—	—	93	—	93
Accounts and notes receivable	27,325	75,762	19,827	43	122,957
Inventories	—	77,110	44,588	—	121,698
Railcars held for sale	—	54,165	5,863	(607)	59,421
Equipment on operating leases	—	185,104	—	(1,949)	183,155
Investment in direct finance leases	—	9,974	—	—	9,974
Property, plant and equipment	8	51,381	21,814	—	73,203
Other	276,072	24,788	2,635	(275,993)	27,502

	$370,165	$480,337	$99,170	$(278,465)	$671,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving notes	$—	$—	$12,453	$—	$12,453
Accounts payable and accrued liabilities	9,586	144,672	40,916	84	195,258
Participation	—	21,900	—	—	21,900
Deferred income taxes	952	31,560	(484)	(399)	31,629
Deferred revenue	1,396	5,387	127	—	6,910
Notes payable	183,072	17,772	13,791	—	214,635

Subordinated debt	—	8,617	—	—	8,617
Minority	—	(111)	—	111	—
Subsidiary shares subject to mandatory redemption	—	—	—	3,746	3,746
STOCKHOLDERS’ EQUITY	175,159	250,540	32,367	(282,007)	176,059

	$370,165	$480,337	$99,170	$(278,465)	$671,207

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
    Condensed Consolidated Statement of Operations
    For the quarter ended November 30, 2004
    (In thousands)

			Combined
		Combined Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$13,174	$95,871	$91,385	$(33)	$200,397
Leasing and services	316	17,899	—	(564)	17,651

	13,490	113,770	91,385	(597)	218,048

Cost of revenue
Manufacturing	12,225	84,730	85,907	—	182,862
Leasing and services	—	10,399	—	(19)	10,380

	12,225	95,129	85,907	(19)	193,242

Margin	1,265	18,641	5,478	(578)	24,806

Other costs
Selling and administrative expense	2,762	6,922	2,388	—	12,072
Interest and foreign exchange	771	1,804	1,081	(597)	3,059

	3,533	8,726	3,469	(597)	15,131

Earnings (loss) before income taxes, minority interest and equity in earnings (loss) of unconsolidated subsidiaries	(2,268)	9,915	2,009	19	9,675

Income tax (expense) benefit	1,090	(4,176)	(463)	(5)	(3,554)

	(1,178)	5,739	1,546	14	6,121

Equity in earnings (loss) of unconsolidated subsidiaries	6,568	(80)	—	(7,219)	(731)

Net earnings	$5,390	$5,659	$1,546	$(7,205)	$5,390

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
    Condensed Consolidated Statement of Cash Flows
    For the quarter ended November 30, 2004
    (In thousands)

			Combined
		Combined Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$5,390	$5,659	$1,546	$(7,205)	$5,390
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	625	(1,389)	1,604	5	845
Depreciation and amortization	19	4,340	945	(19)	5,285
Gain on sales of equipment	—	(86)	—	—	(86)
Other	—	8	2	—	10
Decrease (increase) in assets
Accounts and notes receivable	203	(17,320)	(9,061)	185	(25,993)
Inventories	—	900	(4,081)	—	(3,181)
Railcars held for sale	—	(1,613)	(1,069)	—	(2,682)
Other	(6,877)	871	1,086	7,219	2,299
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	(157)	888	(10,972)	(185)	(10,426)
Participation	—	406	—	—	406
Deferred revenue	1,552	3,742	330		5,624

Net cash provided by (used in) operating activities	755	(3,594)	(19,670)	—	(22,509)

Cash flows from investing activities:
Principal payments received under direct finance leases	—	1,832	—	—	1,832
Proceeds from sales of equipment	—	2,460	—	—	2,460
Investment in and advances to unconsolidated subsidiaries	—	(57)	—	—	(57)
Capital expenditures	—	(11,435)	(960)	—	(12,395)

Net cash used in investing activities	—	(7,200)	(960)	—	(8,160)

Cash flows from financing activities
Changes in revolving notes	—	16,000	18,363	—	34,363
Repayments of notes payable	(255)	(1,790)	(235)	—	(2,280)
Repayments of subordinated debt	—	(1,592)	—	—	(1,592)
Proceeds from exercise of stock options	174	—	—	—	174

Net cash provided by (used in ) financing activities	(81)	12,618	18,128	—	30,665

Effect of exchange rate changes	(674)	590	4,283	—	4,199
Increase in cash and cash equivalents	—	2,414	1,781	—	4,195

Cash and cash equivalents
Beginning of period	—	10,454	1,656	—	12,110

End of period	$—	$12,868	$3,437	$—	$16,305

THE GREENBRIER COMPANIES, INC.
Note 13 — Subsequent Event
Subsequent to November 30, 2005, all remaining subsidiary shares subject to mandatory redemption carried at $3.7 million were redeemed in an equity transaction for $5.3 million resulting in a $1.6 million decrease in paid-in-capital.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We currently operate in two primary business segments: manufacturing and leasing & services. These two business segments are operationally integrated. With operations in the United States, Canada, Mexico and Europe the manufacturing segment produces double-stack intermodal railcars, conventional railcars, tank cars, marine vessels and performs railcar repair, refurbishment and maintenance activities. We produce rail castings through an unconsolidated joint venture and may also manufacture new freight cars through the use of unaffiliated subcontractors. The leasing & services segment owns approximately 11,000 railcars and provides management services for approximately 131,000 railcars for railroads, shippers, carriers, and other leasing and transportation companies. Segment performance is evaluated based on margins.
Our manufacturing backlog of railcars for sale and lease as of November 30, 2005 was approximately 7,100 railcars with an estimated value of $450.0 million compared to 10,300 railcars valued at $620.0 million as of November 30, 2004. Substantially all of the current backlog has been priced to cover anticipated material price increases and surcharges. As these sales price increases are an anticipated pass-through of vendor material price increases and surcharges, they are not necessarily indicative of increased margins on future production. There is still risk that material prices could increase beyond amounts used to price our sale contracts which would adversely impact margins in our backlog.
The available supply of rail castings to the industry continues to be adversely affected as a result of reorganization and consolidation of domestic suppliers. Our investment in a joint venture that operates castings production facilities has helped us maintain production despite industry-wide casting shortages. Shortages of other railcar components such as wheels, axles and couplers may impact production at our new railcar and refurbishment facilities. In an effort to mitigate shortages and reduce supply chain costs, we are participating in strategic alliances and global sourcing of components.
In September 1998 we entered into a joint venture with Bombardier Transportation (Bombardier) to build railroad freight cars at a portion of Bombardier’s existing manufacturing facility in Sahagun, Mexico. Each party held a 50% non-controlling interest in the joint venture. In December 2004, we acquired Bombardier’s interest for $9.0 million payable over five years. We lease a portion of the plant from Bombardier and have entered into a service agreement under which Bombardier provides labor and manufacturing support. The Mexican operations, previously accounted for under the equity method, were consolidated for financial reporting purposes beginning in December 2004.
On November 21, 2005, we issued, at par, through a private placement, $60.0 million aggregate principal amount of 8 3/8% senior unsecured notes due 2015. We are obligated to file a registration statement with respect to an offer to exchange these senior unsecured notes for a new issue of identical notes registered with the Securities and Exchange Commission prior to February 19, 2006 and are also obligated to cause the registration statement to be effective before May 19, 2006. The transaction is an additional offering under the indenture entered into in connection with our sale of $175.0 million of senior unsecured notes in May 2005. The $235.0 million combined senior unsecured notes (the Notes) have identical terms. Payment on the Notes is guaranteed by certain of our domestic subsidiaries. Interest is paid in arrears on May 15th and November 15th of each year. Proceeds of the Notes are intended to be used for working capital, general corporate purposes, capital expenditures and potential acquisitions.

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
Income taxes — For financial reporting purposes, income tax expense is estimated based on planned tax return filings. The amounts anticipated to be reported in those filings may change between the time the financial statements are prepared and the time the tax returns are filed. Further, because tax filings are subject to review by taxing authorities, there is also the risk that a position taken in preparation of a tax return may be challenged by a taxing authority. If the taxing authority is successful in asserting a position different than that taken by us, differences in tax expense or between current and deferred tax items may arise in future periods. Such differences, which could have a material impact on our financial statements, would be reflected in the financial statements when management considers them probable of occurring and the amount reasonably estimable. Valuation allowances reduce deferred assets to an amount that will more likely than not be realized. Our estimates of the realization of deferred tax assets is based on the information available at the time the financial statements are prepared and may include estimates of future income and other assumptions that are inherently uncertain.
Maintenance obligations — We are responsible for maintenance on a portion of the managed and owned lease fleet under the terms of maintenance obligations defined in the underlying lease or management agreement. The estimated maintenance liability is based on maintenance histories for each type and age of railcar. These estimates involve judgment as to the future costs of repairs and the types and timing of repairs required over the lease term. As we cannot predict with certainty the prices, timing and volume of maintenance needed in the future on railcars under long-term leases, this estimate is uncertain and could be materially different from maintenance requirements. The liability is periodically reviewed and updated based on maintenance trends and known future repair or refurbishment requirements. Historically, we have not had material adjustments to these estimates as they are reviewed frequently and cover long-term contracts. However, these adjustments could be material in the future due to the inability to predict future maintenance requirements.
Warranty accruals — Warranty costs are estimated and charged to operations to cover a defined warranty period. The estimated warranty cost is based on historical warranty claims for each particular product type. For new product types without a warranty history, preliminary estimates are based on historical information for similar product types.
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
Results of Operations
Three Months Ended November 30, 2005 Compared to Three Months Ended November 30, 2004
Overview
Total revenue for the three months ended November 30, 2005 was $186.4 million, a decrease of $31.6 million from revenues of $218.0 million in the prior comparable period. Net earnings were $8.0 million and $5.4 million for the three months ended November 30, 2005 and 2004.

THE GREENBRIER COMPANIES, INC.
Manufacturing Segment
Manufacturing revenue includes results from new railcar, marine, refurbishment and maintenance activities. New railcar delivery and backlog information includes all facilities and orders that may be manufactured by unaffiliated subcontractors.
Our purchase on December 1, 2004 of Bombardier’s equity interest in the railcar manufacturing joint venture located in Mexico brought our ownership percentage to 100%. As a result the financial results of the subsidiary, formerly accounted for under the equity method, are consolidated beginning December 1, 2004.
Manufacturing revenue for the three months ended November 30, 2005 was $164.6 million compared to $200.4 million in the corresponding prior period, a decrease of $35.8 million. In addition, the prior comparable period excludes $28.7 million in revenue from our Mexican manufacturing facility that was accounted for under the equity method. The decrease is the result of lower deliveries and a change in product mix to lower priced car types. New railcar deliveries were approximately 2,400 units in the current period compared to 3,200 units in the prior comparable period. Reduced deliveries to third parties are primarily due to a downturn in the European market and increased production of railcars for our lease fleet or held for sale. Current period deliveries include a product mix that consists of 86% intermodal railcars and 14% conventional railcars as compared to a product mix of 67% intermodal railcars and 33% conventional railcars in the prior comparable period. Multi-unit intermodal railcars generally have per unit selling prices that are less than conventional railcars.
Manufacturing margin percentage, which includes new railcar, marine, refurbishment and maintenance activities, for the three months ended November 30, 2005 was 13.1% compared to a margin of 8.8% for the three months ended November 30, 2004. The increase was primarily due to lower material costs, higher margin railcar types and the addition of Mexican operations with operating efficiencies. In addition, the prior comparable period included certain railcars produced on contracts entered into prior to the adjustment for increases in steel surcharges and price increases which could not be passed onto the customer.
Leasing & Services Segment
Leasing & services revenue increased $4.1 million, or 23.2%, to $21.8 million for the three months ended November 30, 2005 compared to $17.7 million for the three months ended November 30, 2004. The change is primarily a result of a $2.1 million increase in operating lease revenue from new lease additions, $0.5 million increase in gains on disposition of assets from the lease fleet, $0.5 million in rate adjustments due to increased utilization of railcars under certain contracts and a $1.2 million increase in interim lease revenue on railcars held for sale.
Pre-tax earnings of $0.6 million were realized on the disposition of leased equipment, compared to $0.1 million in the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.
Leasing & services margin, as a percentage of revenue, was 52.0% and 41.2% for the three-month periods ended November 30, 2005 and 2004. The increase was primarily a result of growth of the operating lease portfolio to replace maturing direct finance leases, increased gains on disposition of assets from the lease fleet, rate escalations on certain maintenance contracts and interim rental on assets held for sale.
Other Costs
Selling and administrative expense was $15.7 million for the three months ended November 30, 2005 compared to $12.1 million for the comparable prior period, an increase of $3.6 million. The change is primarily due to a $2.3 million increase in employee costs including incentive compensation for both salaried and hourly employees, $0.6 million in amortization of the value of restricted stock grants and $0.5 million in costs for our Mexican operations, accounted for under the equity method in the prior comparable period.

THE GREENBRIER COMPANIES, INC.
Interest and foreign exchange increased $1.3 million to $4.4 million for the three months ended November 30, 2005, compared to $3.1 million in the prior comparable period. The increase is due to higher debt levels with the addition of $235.0 million in senior unsecured debt, partially offset by payoff of certain notes payable and revolving notes and foreign exchange fluctuations. Current period results include foreign exchange gains of $0.4 million as compared to foreign exchange losses of $0.3 million in the prior comparable period.
Income tax expense for the three months ended November 30, 2005 represents a tax rate of 40.5% on United States operations as compared to 42.0% in the prior comparable period. The decline in tax rate is due to reduced state income tax rates and the current period implementation of the manufacturing tax deduction. Both periods include varying tax rates on foreign operations. Our effective tax rate was 38.6% and 36.7% for the three months ended November 30, 2005 and 2004. The fluctuations in effective tax rate are due to the geographical mix of pre-tax earnings and losses.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings of unconsolidated subsidiaries was $0.2 million for the three months ended November 30, 2005 compared to a loss of $0.7 million for the three months ended November 30, 2004. The three months ended November 30, 2005 consist of our portion of earnings on our castings joint venture which incurred a small loss in the prior comparable period due to start up costs. The three months ended November 30, 2004 include $0.7 million in losses on our railcar manufacturing joint venture in Mexico resulting from production issues and parts shortages. As a result of the purchase of our joint venture partner’s interest in the venture, the financial results for the entity were consolidated beginning on December 1, 2004.
Liquidity and Capital Resources
We have been financed through cash generated from operations and borrowings. During the quarter ending November 30, 2005, cash increased $27.5 million to $100.7 million from $73.2 million at August 31, 2005. Cash increases were primarily due to the issuance of $60.0 million in senior unsecured notes during November, partially offset by purchases of equipment for the lease fleet and increases in assets held for sale.
Cash provided by operations for the three months ended November 30, 2005 was $8.4 million compared to cash used in operations of $22.5 million for the three months ended November 30, 2004. The change is due primarily to timing of working capital needs and improved earnings.
Cash used in investing activities was $40.3 million for the three months ended November 30, 2005 compared to $8.2 million in the prior comparable period. The increased cash utilization was primarily due to increased capital expenditures.
Capital expenditures totaled $44.4 million and $12.4 million for the three months ended November 30, 2005 and 2004. Of these capital expenditures, approximately $41.9 million and $10.3 million were attributable to leasing & services operations. Leasing & services capital expenditures for 2006 are expected to be approximately $60.0 million. Our capital expenditures have increased as we replace the maturing direct finance lease portfolio. We regularly sell assets from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures.
Approximately $2.5 million and $2.1 million of capital expenditures for the three months ended November 30, 2005 and 2004 were attributable to manufacturing operations. Capital expenditures for manufacturing operations are expected to be approximately $16.0 million in 2006, a portion of which is associated with expansion and improvement of our marine facilities.
Cash provided by financing activities of $60.1 million for the three months ended November 30, 2005 compared to $30.7 million in the three months ended November 30, 2004. During the three months ended November 30, 2005 we received $60.0 million in proceeds from a senior unsecured debt offering. In the prior period, cash proceeds were primarily from borrowings under revolving credit lines.

THE GREENBRIER COMPANIES, INC.
All amounts originating in foreign currency have been translated at the November 30, 2005 exchange rate for the purpose of the following discussion. Credit facilities aggregated $171.8 million as of November 30, 2005. Available borrowings are based upon defined levels of inventory, receivables, leased equipment and property, plant and equipment, as well as certain consolidated capitalization, tangible net worth and fixed coverage ratios which at November 30, 2005 levels would provide for maximum borrowing of $106.0 million, of which $14.5 million is outstanding. A $125.0 million revolving line of credit is available through June 2010 to provide working capital and interim financing of equipment for the United States and Mexican operations. A $25.7 million line of credit is available through June 2010 for working capital for Canadian manufacturing operations. Lines of credit totaling $21.1 million are available principally through June 2006 for working capital for the European manufacturing operation. Advances bear interest at rates that depend on the type of borrowing and the ratio of debt to total capitalization, as defined. At November 30, 2005, there were no borrowings outstanding under the North American credit facilities. The European manufacturing credit lines had $14.5 million outstanding.
In accordance with customary business practices in Europe, we have $10.0 million in bank and third party performance, advance payment and warranty guarantee facilities all of which has been utilized as of November 30, 2005. To date, no amounts have been drawn under these performance, advance payment and warranty guarantees.
We have advanced $2.1 million in long term advances to an unconsolidated subsidiary which are secured by accounts receivable and inventory. As of November 30, 2005, this same unconsolidated subsidiary had $7.7 million in third party debt for which we have guaranteed 33% or approximately $2.6 million.
We have outstanding letters of credit aggregating $1.8 million associated with materials purchases and facility leases.
Foreign operations give rise to risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. No provision has been made for credit loss due to counterparty non-performance.
Quarterly dividends have been paid since the 4th quarter of 2004 when dividends of $.06 per share were reinstated. The dividend was increased to $.08 per share in the 4th quarter of 2005.
We expect existing funds and cash generated from operations, together with proceeds from financing activities including borrowings under existing credit facilities and long-term financing, to be sufficient to fund dividends, working capital needs, planned capital expenditures and expected debt repayments for the foreseeable future.
Off Balance Sheet Arrangements
We do not currently have off balance sheet arrangements that have or are likely to have a material current or future effect on our Consolidated Financial Statements.
Forward-Looking Statements
From time to time, Greenbrier or its representatives have made or may make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:
•	availability of financing sources and borrowing base for working capital, other business development activities, capital spending and railcar warehousing activities;
•	ability to renew or obtain sufficient lines of credit and performance guarantees on acceptable terms;
•	ability to utilize beneficial tax strategies;
•	ability to grow our railcar services and lease fleet and management services business;
•	ability to obtain sales contracts which contain provisions for the escalation of prices due to increased costs of materials and components;

THE GREENBRIER COMPANIES, INC.
•	ability to obtain adequate certification and licensing of products; and
•	short- and long-term revenue and earnings effects of the above items.
Forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier’s control. The following are among the factors that could cause actual results or outcomes to differ materially from the forward-looking statements:
•	a delay or failure of acquired businesses, products or services to compete successfully;
•	decreases in carrying value of assets due to impairment;
•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;
•	changes in future maintenance requirements;
•	effects of local statutory accounting conventions on compliance with covenants in certain loan agreements;
•	domestic and global business conditions and growth or reduction in the surface transportation industry;
•	actual future costs and the availability of materials and a trained workforce;
•	ability to maintain good relationships with third party labor providers or collective bargaining units;
•	availability of subcontractors;
•	steel price increases, scrap surcharges and other commodity price fluctuations and their impact on railcar demand and margin;
•	changes in product mix and the mix between the manufacturing and leasing & services segments;
•	labor disputes, energy shortages or operating difficulties that might disrupt manufacturing operations or the flow of cargo;
•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of alliance partners, subcontractors or suppliers;
•	ability to obtain suitable contracts for railcars held for sale;
•	lower than anticipated residual values for leased equipment;
•	discovery of defects in railcars resulting in increased warranty costs or litigation;
•	resolution or outcome of investigations and pending or future litigation;
•	the ability to consummate expected sales;
•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under the contracts as anticipated;
•	financial condition of principal customers;
•	market acceptance of products;
•	ability to determine and obtain adequate levels of insurance at acceptable rates;
•	competitive factors, including introduction of competitive products, price pressures, limited customer base and competitiveness of our manufacturing facilities and products;
•	industry over-capacity and our manufacturing capacity utilization;
•	continued industry demand at current and anticipated levels for railcar products;
•	domestic and global political, regulatory or economic conditions including such matters as terrorism, war, embargoes or quotas;
•	ability to adjust to the cyclical nature of the railcar industry;
•	cost overrun or delays in completion of the expansion of the marine facility;
•	the effects of car hire deprescription on leasing revenue;
•	changes in interest rates;
•	actions by various regulatory agencies;
•	changes in fuel and/or energy prices;
•	availability and price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;
•	ability to replace lease revenue and earnings from maturing and terminating leases with revenue and earnings from additions to the lease fleet, lease renewals and management services; and
•	financial impacts from currency fluctuations in our worldwide operations.

THE GREENBRIER COMPANIES, INC.
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

THE GREENBRIER COMPANIES, INC.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We have operations in Canada, Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate its exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect our margin on a portion of its forecast foreign currency sales. At November 30, 2005, $58.5 million of forecast sales were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results. We believe the exposure to foreign exchange risk is not material.
In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of its foreign subsidiaries. At November 30, 2005, net assets of foreign subsidiaries aggregated $35.6 million and a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of $3.6 million, 1.9% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.
Interest Rate Risk
We have managed our floating rate debt with interest rate swap agreements, effectively converting $23.2 million of variable rate debt to fixed rate debt. At November 30, 2005, the exposure to interest rate risk is limited since 92% of our debt has fixed rates. As a result, we are only exposed to interest rate risk relating to our revolving debt and a portion of term debt. At November 30, 2005, a uniform 10% increase in interest rates would result in approximately $0.4 million of additional annual interest expense.

THE GREENBRIER COMPANIES, INC.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended November 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

THE GREENBRIER COMPANIES, INC.
Date: January 4, 2006	By:	/s/ Larry G. Brady
Larry G. Brady
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AUTOSTACK COMPANY LLC

Dated: January 4, 2006	By:	/s/ Larry G. Brady
Larry G. Brady
Vice President

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on
January 4, 2006:

Signature	Title

/s/ William A. Furman William A. Furman	Chief Executive Officer and Manager (Principal Executive Officer)

/s/ Larry G. Brady Larry G. Brady	Vice President (Principal Financial and Accounting Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GREENBRIER-CONCARRIL, LLC

Dated: January 4, 2006	By:	/s/ Larry G. Brady
Larry G. Brady
Vice President

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on
January 4, 2006:

Signature	Title

/s/ William A. Furman William A. Furman	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Larry G. Brady Larry G. Brady	Vice President (Principal Financial and Accounting Officer)

/s/ L. Clark Wood L. Clark Wood	Director

/s/ Robin Bisson Robin Bisson	Director

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GREENBRIER LEASING COMPANY, LLC

Dated: January 4, 2006	By:	/s/ Larry G. Brady
Larry G. Brady
Vice President

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on
January 4, 2006:

Signature	Title

/s/ William A. Furman William A. Furman	Chief Executive Officer and Manager (Principal Executive Officer)

/s/ Larry G. Brady Larry G. Brady	Vice President (Principal Financial and Accounting Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GREENBRIER LEASING, L.P.

Dated: January 4, 2006	By: Greenbrier Management Services LLC
General Partner

By: Greenbrier Leasing Company LLC
Sole Member and Manager

	By:	/s/ Larry G. Brady

Larry G. Brady
Vice President
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on
January 4, 2006:

Signature	Title

/s/ William A. Furman William A. Furman	Principal Executive Officer

/s/ Larry G. Brady Larry G. Brady	Principal Financial and Accounting Officer

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GREENBRIER LEASING LIMITED
PARTNER, LLC

Dated: January 4, 2006	By: Greenbrier Leasing Company LLC
Sole Member and Manager

	By:	/s/ Larry G. Brady

Larry G. Brady
Vice President
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on
January 4, 2006:

Signature	Title

/s/ William A. Furman William A. Furman	Principal Executive Officer

/s/ Larry G. Brady Larry G. Brady	Principal Financial and Accounting Officer

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GREENBRIER MANAGEMENT SERVICES LLC

Dated: January 4, 2006	By: Greenbrier Leasing Company LLC
Sole Member and Manager

	By:	/s/ Larry G. Brady

Larry G. Brady
Vice President
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on
January 4, 2006:

Signature	Title

/s/ William A. Furman William A. Furman	Principal Executive Officer

/s/ Larry G. Brady Larry G. Brady	Principal Financial and Accounting Officer

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GREENBRIER RAILCAR LLC

Dated: January 4, 2006	By:	/s/ Larry G. Brady
Larry G. Brady
Vice President

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on
January 4, 2006:

Signature	Title

/s/ William A. Furman William A. Furman	Manager (Principal Executive Officer)

/s/ Larry G. Brady Larry G. Brady	Vice President (Principal Financial and Accounting Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GUNDERSON LLC

Dated: January 4, 2006	By:	/s/ Larry G. Brady
Larry G. Brady
Vice President

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on
January 4, 2006:

Signature	Title

/s/ William A. Furman William A. Furman	Manager (Principal Executive Officer)

/s/ Larry G. Brady Larry G. Brady	Vice President (Principal Financial and Accounting Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GUNDERSON MARINE LLC

Dated: January 4, 2006	By:	/s/ Larry G. Brady
Larry G. Brady
Vice President

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on
January 4, 2006:

Signature	Title

/s/ William A. Furman William A. Furman	Manager (Principal Executive Officer)

/s/ Larry G. Brady Larry G. Brady	Vice President (Principal Financial and Accounting Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GUNDERSON RAIL SERVICES LLC

Dated: January 4, 2006	By:	/s/ Larry G. Brady
Larry G. Brady
Vice President

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on
January 4, 2006:

Signature	Title

/s/ William A. Furman William A. Furman	Manager (Principal Executive Officer)

/s/ Larry G. Brady Larry G. Brady	Vice President (Principal Financial and Accounting Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GUNDERSON SPECIALTY PRODUCTS LLC

Dated: January 4, 2006	By: Gunderson LLC, Sole Member and Sole Manager

	By:	/s/ Larry G. Brady

Larry G. Brady
Vice President
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on
January 4, 2006:

Signature	Title

/s/ William A. Furman William A. Furman	Principal Executive Officer

/s/ Larry G. Brady Larry G. Brady	Principal Financial and Accounting Officer