Form 10-Q
period 2006-11-30
GREENBRIER COMPANIES INC
filed 2007-01-09
CIK 923120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended November 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      to
Commission File No. 1-13146

THE GREENBRIER COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Oregon	93-0816972
(State of Incorporation)	(I.R.S. Employer Identification No.)

One Centerpointe Drive, Suite 200, Lake Oswego, OR	97035
(Address of principal executive offices)	(Zip Code)
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐       No ☑
The number of shares of the registrant’s common stock, without par value, outstanding on January 3, 2007 was 15,971,155 shares.

THE GREENBRIER COMPANIES, INC.
PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
Consolidated Balance Sheets
(In thousands, except per share amounts, unaudited)

	November 30,	August 31,
	2006	2006
Assets
Cash and cash equivalents	$14,359	$142,894
Restricted cash	2,603	2,056
Accounts and notes receivable	145,392	115,565
Inventories	209,277	163,151
Assets held for sale	67,750	35,216
Equipment on operating leases	303,280	301,009
Investment in direct finance leases	8,456	6,511
Property, plant and equipment	115,221	80,034
Goodwill and intangibles	188,063	3,340
Other	28,197	27,538

	$1,082,598	$877,314

Liabilities and Stockholders’ Equity
Revolving notes	$210,387	$22,429
Accounts payable and accrued liabilities	219,708	204,793
Participation	11,849	11,453
Deferred income taxes	41,132	37,472
Deferred revenue	11,040	17,481
Notes payable	364,400	362,314

Subordinated debt	1,270	2,091

Minority interest	1,202	—

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock — without par value; 25,000 shares authorized; none outstanding	—	—
Common stock — without par value; 50,000 shares authorized; 15,971 and 15,954 shares outstanding at November 30, 2006 and August 31, 2006	16	16
Additional paid-in capital	72,870	71,124
Retained earnings	149,134	148,542
Accumulated other comprehensive loss	(410)	(401)

	221,610	219,281

	$1,082,598	$877,314

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	November 30,
	2006	2005
Revenue
Manufacturing	$168,692	$141,835
Refurbishment & parts	51,236	22,761
Leasing & services	26,695	21,766

	246,623	186,362

Cost of revenue
Manufacturing	161,688	123,031
Refurbishment & parts	45,007	19,999
Leasing & services	10,811	10,439

	217,506	153,469

Margin	29,117	32,893

Other costs
Selling and administrative expense	17,124	15,541
Interest and foreign exchange	9,641	4,573

	26,765	20,114
Earnings before income taxes, minority interest and equity in unconsolidated subsidiaries	2,352	12,779

Income tax expense	(580)	(4,934)

Earnings before minority interest and equity in unconsolidated subsidiaries	1,772	7,845

Minority interest	(2)	—
Equity in earnings of unconsolidated subsidiaries	100	172

Net earnings	$1,870	$8,017

Basic earnings per common share:	$0.12	$0.52

Diluted earnings per common share:	$0.12	$0.51

Weighted average common shares:
Basic	15,961	15,511
Diluted	16,010	15,847
The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	November 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$1,870	$8,017
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	303	(1,122)
Depreciation and amortization	7,526	5,873
Gain on sales of equipment	(3,222)	(612)
Other	40	40
Decrease (increase) in assets (net of acquisitions):
Accounts and notes receivable	(8,029)	31,228
Inventories	(1,379)	922
Assets held for sale	(15,342)	(43,619)
Other	351	(393)
Increase (decrease) in liabilities (net of acquisitions):
Accounts payable and accrued liabilities	(17,547)	10,878
Participation	396	486
Deferred revenue	(6,906)	(2,846)

Net cash provided by (used in) operating activities	(41,939)	8,852

Cash flows from investing activities:
Acquisitions, net of cash acquired	(264,470)	—
Principal payments received under direct finance leases	229	871
Proceeds from sales of equipment	20,833	3,169
Investment in and advances to unconsolidated joint venture	137	75
Increase in restricted cash	(436)	—
Capital expenditures	(30,458)	(44,401)

Net cash used in investing activities	(274,165)	(40,286)

Cash flows from financing activities:
Changes in revolving notes	186,608	2,096
Proceeds (expenses) from notes payable	(69)	58,873
Repayments of notes payable	(931)	(1,382)
Repayments of subordinated debt	(821)	(1,442)
Proceeds from minority interest	1,200	—
Stock options exercised and restricted stock awards	877	805
Excess tax benefit of stock options exercised	869	639

Net cash provided by financing activities	187,733	59,589

Effect of exchange rate changes	(164)	(664)

Increase (decrease) in cash and cash equivalents	(128,535)	27,491

Cash and cash equivalents
Beginning of period	142,894	73,204

End of period	$14,359	$100,695

Cash paid during the period for:
Interest	$11,929	$8,998
Income taxes	$48	$4,374
The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

	Three Months Ended
	November 30,
	2006	2005
Supplemental disclosure of non-cash activity:
Assumption of Rail Car America capital lease obligation	$119	$—

Supplemental disclosure of acquisitions
(See Note 2):
Assets acquired, net of cash	$(300,555)	$—
Liabilities assumed	33,085	—
Acquisition note payable	3,000	—
Cash paid for acquisitions	267,523	—

Cash acquired	$3,053	$—

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 – Interim Financial Statements
The Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of November 30, 2006 and for the three months ended November 30, 2006 and 2005 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three months ended November 30, 2006 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2007. Certain reclassifications have been made to the prior period’s Consolidated Financial Statements to conform to the current year presentation.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2006 Annual Report on Form 10-K.
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
Minority interest – In October 2006, the Company formed a joint venture with Grupo Industrial Monclova (GIMSA) to build new railroad freight cars for the North American marketplace at GIMSA’s existing manufacturing facility located in Monclova, Mexico. Each party maintains a 50% ownership. Production is anticipated to begin in our third quarter of 2007. The minority interest reflected in the Company’s consolidated financial statements represents the joint venture partner’s investment in this venture.
Assets Held for Sale – Assets held for sale consist of new railcars in transit to delivery point, finished goods, railcars on lease with the intent to sell, used railcars that will either be sold or refurbished, placed on lease and then sold and completed wheel sets.
Initial Adoption of Accounting Policies – In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections which replaces Accounting Principles Board (APB) opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires retrospective application, unless impracticable, for changes in accounting principles in the absence of transition requirements specific to newly adopted accounting principles. This statement is effective for any accounting changes and corrections of errors made by the Company beginning September 1, 2006.
Prospective Accounting Changes –In July 2006, the FASB issued FASB interpretation (FIN) No. 48, Accounting for Uncertainties in Income Tax – an Interpretation of FASB Statement No. 109, This interpretation clarifies the accounting for uncertainties in income taxes. It prescribes a recognition and measurement threshold for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for the Company for the fiscal year beginning September 1, 2007. Management has not yet determined the impact on the Consolidated Financial Statements.
Note 2 – Acquisitions
On September 11, 2006, the Company purchased substantially all of the operating assets of Rail Car America (RCA), its American Hydraulics division and the assets of its wholly owned subsidiary, Brandon Corp. RCA, a leading provider of intermodal and conventional railcar repair services in North America, operates from four repair facilities throughout the United States. RCA also reconditions and repairs end-of-railcar cushioning units through

THE GREENBRIER COMPANIES, INC.
its American Hydraulics division and operates a switching railroad in Nebraska through Brandon Corp. The purchase price of the net assets was $29.1 million in cash and a $3.0 million promissory note due in September 2008. The financial results since the acquisition are reported in the Company’s consolidated financial statements as part of the refurbishment & parts segment. The impact of this acquisition was not material to the Company’s results of operations, therefore, proforma financial information has not been included.
The allocation of the purchase price among certain assets and liabilities is still in process. As a result, the information shown below is preliminary and subject to further refinement upon completion of analyses.
The preliminary fair value of the net assets acquired from RCA was as follows:
(in thousands)

Accounts and notes receivable	$522
Inventories	7,937
Property, plant and equipment	22,066
Intangibles	3,719
Other	9

Total assets acquired	34,253

Accounts payable and accrued liabilities	1,985
Notes payable	119

Total liabilities assumed	2,104

Net assets acquired	$32,149

On November 6, 2006, the Company acquired 100% of the stock of Meridian Rail Holdings Corp. (Meridian) for $238.4 million in cash which includes the purchase price of $227.5 million plus preliminary working capital adjustments. Meridian is a leading supplier of wheel maintenance services to the North American freight car industry. Operating out of six facilities, Meridian supplies replacement wheel sets and axles to approximately 170 freight car maintenance locations where worn or damaged wheels, axles, or bearings are replaced. Meridian also performs coupler reconditioning and railcar repair at one of its facilities. The financial results since the acquisition are reported in the Company’s consolidated financial statements as part of the refurbishment & parts segment.
The allocation of the purchase price among certain assets and liabilities is still in process. As a result, the information shown below is preliminary and subject to further refinement upon completion of analyses and valuations.
The preliminary fair value, based on historical costs, of the net assets acquired in the Meridian acquisition was as follows:
(in thousands)

Cash and cash equivalents	$3,053
Accounts and notes receivable	19,614
Inventories	50,029
Property, plant and equipment	15,154
Goodwill and intangibles	181,171
Other	334

Total assets acquired	269,355

Accounts payable and accrued liabilities	27,694
Deferred income taxes	3,287

Total liabilities assumed	30,981

Net assets acquired	$238,374

THE GREENBRIER COMPANIES, INC.
As a result of the preliminary allocation of the purchase price among assets and liabilities, Greenbrier recorded $172.5 million in goodwill.
The consolidated unaudited pro forma financial information below for the three months ended November 30, 2006 and 2005 was prepared as if the transaction to acquire Meridian had occurred at the beginning of each period presented:

	Three Months Ended
	November 30,
(In thousands)	2006	2005
Revenue	$297,391	$232,137
Net earnings	$6,591	$10,250
Basic earnings per common share	$0.41	$0.66
Diluted earnings per common share	$0.41	$0.65
The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the fiscal year, and it does not reflect the results of future operations of the Company.
Note 3 – Inventories

	November 30,	August 31,
(In thousands)	2006	2006
Supplies and raw materials	$107,091	$49,631
Work-in-process	110,157	118,555
Lower of cost or market adjustment	(7,971)	(5,035)

	$209,277	$163,151

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
Warranty accrual activity:

	Three Months Ended
	November 30,
(In thousands)	2006	2005
Balance at beginning of period	$14,201	$15,037
Charged to cost of revenue	943	927
Payments	(670)	(1,060)
Currency translation effect	203	38
Acquisitions	1,824	—

Balance at end of period	$16,501	$14,942

THE GREENBRIER COMPANIES, INC.
Note 5 – Revolving Notes
All amounts originating in foreign currency have been translated at the November 30, 2006 exchange rate for the following discussion. Senior secured credit facilities aggregated $329.4 million as of November 30, 2006. Available borrowings are based on defined levels of inventory, receivables, and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which at November 30, 2006 levels would provide for maximum borrowing of $280.1 million of which $210.4 million in revolving notes and $4.4 million in letters of credit are outstanding. A $290.0 million revolving line of credit is available through November 2011 to provide working capital and interim financing of equipment for the United States and Mexican operations. A $10.0 million line of credit is available through November 2011 for working capital for Canadian manufacturing operations. Advances under the U.S. and Canadian facilities bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. At November 30, 2006, there were $178.2 million and $3.9 million outstanding under the United States and Canadian credit facilities. Lines of credit totaling $29.4 million are available principally through June 2008 for working capital for the European manufacturing operation. The European credit facility had $28.3 million outstanding as of November 30, 2006.
In addition, the Company has a $25.0 million senior unsecured credit facility available through March 31, 2007. No amounts are outstanding under this credit facility.
Note 6 – Comprehensive Income
The following is a reconciliation of net earnings to comprehensive income:

	Three Months Ended
	November 30,
(In thousands)	2006	2005
Net earnings	$1,870	$8,017
Reclassification of derivative financial instruments recognized in net earnings during the three months (net of tax effect)	(399)	(1,251)
Unrealized gain on derivative financial instruments (net of tax effect)	37	923
Foreign currency translation adjustment (net of tax effect)	353	627

Comprehensive income	$1,861	$8,316

Accumulated other comprehensive loss, net of tax effect, consisted of the following:

	Unrealized
	Losses on	Foreign	Accumulated
	Derivative	Currency	Other
	Financial	Translation	Comprehensive
(In thousands)	Instruments	Adjustment	Loss
Balance, August 31, 2006	$(18)	$(383)	$(401)
First quarter activity	(362)	353	(9)

Balance, November 30, 2006	$(380)	$(30)	$(410)

THE GREENBRIER COMPANIES, INC.
Note 7 – Earnings Per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended
	November 30,
(In thousands)	2006	2005
Weighted average basic common shares outstanding	15,961	15,511
Dilutive effect of employee stock options	49	336

Weighted average diluted common shares outstanding	16,010	15,847

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options as calculated using the treasury stock method. No options were anti-dilutive for the three months ended November 30, 2006 and 2005.
Note 8 – Stock Based Compensation
All stock options were vested prior to September 1, 2005 and accordingly no compensation expense was recorded for stock options for the three months ended November 30, 2006 and 2005. The value of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period of two to five years. For the three months ended November 30, 2006 and 2005, $0.8 million and $0.6 million in compensation expense was recorded related to restricted stock grants.
Note 9 – Derivative Instruments
Foreign operations give rise to market risks from changes in foreign currency exchange rates. Foreign currency forward exchange contracts with established financial institutions are utilized to hedge a portion of that risk in U.S. dollars, Pound Sterling and Euro. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. The Company’s foreign currency forward exchange contracts and interest rate swap agreements are designated as cash flow hedges, and therefore the unrealized gains and losses are recorded in accumulated other comprehensive loss.
Adjusting the contracts to the fair value of the cash flow hedges at November 30, 2006 resulted in an unrealized pre-tax loss of $4 thousand that was recorded in the line item accumulated other comprehensive loss and the fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As the contracts mature at various dates through January 2007, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive income (loss) would be reclassified to the current year’s results of operations.
At November 30, 2006 exchange rates, interest rate swap agreements had a notional amount of $12.8 million and mature between May 2007 and March 2011. The fair value of these cash flow hedges at November 30, 2006 resulted in an unrealized pre-tax loss of $0.6 million. The loss is included in accumulated other comprehensive loss and the fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from accumulated other comprehensive income (loss) and charged or credited to interest expense. At November 30, 2006 interest rates, approximately $0.1 million would be reclassified to interest expense in the next 12 months.
Note 10 – Segment Information
Greenbrier has three reportable segments: manufacturing, refurbishment & parts and leasing & services. The acquisitions of Meridian and RCA during the current quarter resulted in the growth of the repair, refurbishment & parts portion of our business to the point that a new segment was added: refurbishment & parts. The results of this

THE GREENBRIER COMPANIES, INC.
segment were previously aggregated in the manufacturing segment. The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s 2006 Annual Report on Form 10-K. Performance is evaluated based on margin. Intersegment sales and transfers are accounted for at fair value as if the sales or transfers were to third parties. While intercompany transactions are treated like third-party transactions to evaluate segment performance, the revenues and related expenses are eliminated in consolidation and therefore do not impact consolidated results.
The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

	Three Months Ended
	November 30,
(In thousands)	2006	2005
Revenue:
Manufacturing	$184,419	$207,029
Refurbishment & parts	53,014	23,365
Leasing & services	24,729	25,674
Intersegment eliminations	(15,539)	(69,706)

	$246,623	$186,362

Margin:
Manufacturing	$7,004	$18,804
Refurbishment & parts	6,229	2,762
Leasing & services	15,884	11,327

	$29,117	$32,893

	November 30,	August 31,
	2006	2006
Assets:
Manufacturing	$310,542	293,754
Refurbishment & parts	397,627	48,340
Leasing & services	355,936	390,270
Unallocated	18,493	144,950

	$1,082,598	$877,314

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

THE GREENBRIER COMPANIES, INC.
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
Environmental studies have been conducted of the Company’s owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting Greenbrier’s facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). Greenbrier and more than 60 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that they may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company, have signed an Administrative Order of Consent to perform a remedial investigation/feasibility study of the Portland Harbor Site under EPA oversight, and four additional entities have not signed such consent, but are nevertheless contributing money to the effort. The study is expected to be completed in 2010. In May 2006, the EPA notified several additional entities, including other federal agencies that it is prepared to issue unilateral orders compelling additional participation in the remedial investigation. In addition, the Company has entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. The Company is also conducting groundwater remediation relating to a historical spill on the property which antedates its ownership.
Because these environmental investigations are still underway, the Company is unable to determine the amount of ultimate liability relating to these matters. Based on the results of the pending investigations and future assessments of natural resource damages, Greenbrier may be required to incur costs associated with additional phases of investigation or remedial action, and may be liable for damages to natural resources. In addition, the Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways in Portland Oregon, on the Willamette River, and the river’s classification as a Superfund site could result in some limitations on future dredging and launch activities. Any of these matters could adversely affect the Company’s business and results of operations, or the value of its Portland property.
The Company has entered into contingent rental assistance agreements, aggregating a maximum of $11.6 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from one to six years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three months ended November 30,

THE GREENBRIER COMPANIES, INC.
2006 and 2005, no accruals were made to cover estimated future obligations as rental shortfalls were not considered probable. There is no liability accrued as of November 30, 2006. All of these agreements were entered into prior to December 31, 2002 and have not been modified since. The accounting for any future rental assistance agreements will comply with the guidance required by FASB Interpretation (FIN) 45 which pertains to contracts entered into or modified subsequent to December 31, 2002.
A portion of leasing & services revenue is derived from “car hire” which is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Since January 1, 2003, railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration, either the owner’s or the user’s rate is selected and that rate becomes effective for a one-year period. There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue which amounted to $6.0 million and $5.7 million for the three months ended November 30, 2006 and 2005.
In accordance with customary business practices in Europe, the Company has $19.7 million in bank and third party performance, advance payment, and warranty guarantee facilities, all of which have been utilized as of November 30, 2006. To date, no amounts have been drawn against these performance, advance payment, and warranty guarantee facilities.
At November 30, 2006, an unconsolidated subsidiary had $7.9 million of third party debt, for which the Company has guaranteed 33%, or approximately $2.6 million. In the event there is a change in control or insolvency by any of the three 33% investors that have guaranteed the debt, the remaining investor’s share of the guarantee will increase proportionately.
The Company has outstanding letters of credit aggregating $4.4 million associated with materials purchases, facility leases and payroll.
Greenbrier has jointly committed with Babcock & Brown Rail Management, LLC to purchase new railcars from unaffiliated manufacturers to be leased to third party customers. Greenbrier’s remaining portion of this commitment is $10.5 million.
Note 12 – Guarantor/Non Guarantor
The $235 million combined senior unsecured notes (the Notes) issued on May 11, 2005 and November 21, 2005 are fully and unconditionally and jointly and severally guaranteed by substantially all of Greenbrier’s material wholly owned United States subsidiaries: Autostack Company LLC, Greenbrier-Concarril, LLC, Greenbrier Leasing Company LLC, Greenbrier Leasing Limited Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing, L.P., Greenbrier Railcar, LLC, Gunderson LLC, Gunderson Marine LLC, Gunderson Rail Services LLC, Greenbrier GIMSA, LLC, Meridian Rail Holdings Corp., Meridian Rail Acquisition Corporation, Meridian Rail Mexico City Corp., Brandon Railroad LLC and Gunderson Specialty Products, LLC. No other subsidiaries guarantee the Notes.
The following represents the supplemental consolidated condensed financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of November 30, 2006 and August 31, 2006 and for the quarters ended November 30, 2006 and 2005. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. Intercompany transactions between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.
Condensed Consolidated Balance Sheet
November 30, 2006
(In thousands)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$8,811	$3,796	$1,752	$—	$14,359
Restricted cash	—	—	2,603	—	2,603
Accounts and notes receivable	355,027	(234,250)	24,362	253	145,392
Inventories	—	105,832	103,445	—	209,277
Assets held for sale	—	57,516	10,234	—	67,750
Equipment on operating leases	—	305,198	—	(1,918)	303,280
Investment in direct finance leases	—	8,456	—	—	8,456
Property, plant and equipment	46	77,841	37,334	—	115,221
Goodwill and intangibles	—	187,927	—	136	188,063
Other	388,820	47,045	1,557	(409,225)	28,197

	$752,704	$559,361	$181,287	$(410,754)	$1,082,598

Liabilities and Stockholders’ Equity
Revolving notes	$178,200	$—	$32,187	$—	$210,387
Accounts payable and accrued liabilities	7,144	138,463	73,847	254	219,708
Participation	—	11,849	—	—	11,849
Deferred income taxes	4,052	43,390	(6,155)	(155)	41,132
Deferred revenue	1,203	4,810	5,027	—	11,040
Notes payable	341,628	9,471	13,301	—	364,400

Subordinated debt	—	1,270	—	—	1,270

Minority interest	—	1,200	—	2	1,202

Stockholders’ Equity	220,477	348,908	63,080	(410,855)	221,610

	$752,704	$559,361	$181,287	$(410,754)	$1,082,598

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.
Condensed Consolidated Statement of Operations
For the quarter ended November 30, 2006
(In thousands)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$(1,198)	$120,079	$112,228	$(62,417)	$168,692
Refurbishment & parts	—	49,388	1,848	—	51,236
Leasing & services	1,221	24,691	—	783	26,695

	23	194,158	114,076	(61,634)	246,623

Cost of revenue
Manufacturing	—	114,254	109,787	(62,353)	161,688
Refurbishment & parts	—	43,400	1,607	—	45,007
Leasing & services	—	10,828	—	(17)	10,811

	—	168,482	111,394	(62,370)	217,506

Margin	23	25,676	2,682	736	29,117

Other costs
Selling and administrative expense	6,418	7,686	3,020	—	17,124
Interest and foreign exchange	8,163	119	1,359	—	9,641

	14,581	7,805	4,379	—	26,765

Earnings (loss) before income taxes, minority interest and equity in unconsolidated subsidiaries	(14,558)	17,871	(1,697)	736	2,352

Income tax (expense) benefit	5,819	(7,364)	1,258	(293)	(580)

	(8,739)	10,507	(439)	443	1,772

Minority interest	—	—		(2)	(2)
Equity in earnings (loss) of unconsolidated subsidiaries	10,609	1,010	—	(11,519)	100

Net earnings (loss)	$1,870	$11,517	$(439)	$(11,078)	$1,870

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.
Condensed Consolidated Statement of Cash Flows
For the quarter ended November 30, 2006
(In thousands)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$1,870	$11,517	$(439)	$(11,078)	$1,870
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	1,348	(989)	(349)	293	303
Depreciation and amortization	12	5,874	1,657	(17)	7,526
Gain on sales of equipment	—	(2,439)	—	(783)	(3,222)
Other	—	1,229	9	(1,198)	40
Decrease (increase) in assets
Accounts and notes receivable	(289,839)	280,124	1,899	(213)	(8,029)
Inventories	—	(1,741)	362	—	(1,379)
Assets held for sale	—	(15,462)	120	—	(15,342)
Other	(12,819)	(467)	917	12,720	351
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	(5,279)	(1,660)	(10,820)	212	(17,547)
Participation	—	396	—	—	396
Deferred revenue	(39)	(6,220)	(647)	—	(6,906)

Net cash provided by (used in) operating activities	(304,746)	270,162	(7,291)	(64)	(41,939)

Cash flows from investing activities:
Acquisition, net of cash acquired	—	(258,582)	(5,888)	—	(264,470)
Principal payments received under direct finance leases	—	229	—	—	229
Proceeds from sales of equipment	—	20,833	—	—	20,833
Investment in and advances to joint venture	—	137	—	—	137
Increase in restricted cash			(436)		(436)
Capital expenditures	(48)	(29,030)	(1,444)	64	(30,458)

Net cash provided by (used in) investing activities	(48)	(266,413)	(7,768)	64	(274,165)

Cash flows from financing activities:
Changes in revolving notes	178,200	—	8,408	—	186,608
Proceeds (expense) from notes payable	(69)	—	—	—	(69)
Repayments of notes payable	(301)	(365)	(265)	—	(931)
Repayments of subordinated debt	—	(821)	—	—	(821)
Proceeds from minority interest	—	1,200	—	—	1,200
Stock options exercised and restricted stock awards	877	—	—	—	877
Excess tax benefit of stock options exercised	869	—	—	—	869

Net cash provided by (used in ) financing activities	179,576	14	8,143		187,733

Effect of exchange rate changes	334	(2)	(496)	—	(164)
Increase (decrease) in cash and cash equivalents	(124,884)	3,761	(7,412)	—	(128,535)
Cash and cash equivalents
Beginning of period	133,695	35	9,164	—	142,894

End of period	$8,811	$3,796	$1,752	$—	$14,359

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.
Condensed Consolidated Balance Sheet
August 31, 2006
(In thousands)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$133,695	$35	$9,164	$—	$142,894
Restricted cash	—	—	2,056	—	2,056
Accounts and notes receivable	65,188	29,525	20,812	40	115,565
Inventories	—	62,468	100,683	—	163,151
Assets held for sale	—	24,862	10,354	—	35,216
Equipment on operating leases	—	303,664	—	(2,655)	301,009
Investment in direct finance leases	—	6,511	—	—	6,511
Property, plant and equipment	—	44,013	36,021	—	80,034
Goodwill and intangibles	—	3,204	—	136	3,340
Other	375,944	46,055	2,044	(396,505)	27,538

	$574,827	$520,337	$181,134	$(398,984)	$877,314

Liabilities and Stockholders’ Equity
Revolving notes	$—	$—	$22,429	$—	$22,429
Accounts payable and accrued liabilities	11,146	111,764	81,842	41	204,793
Participation	—	11,453	—	—	11,453
Deferred income taxes	2,704	41,091	(5,876)	(447)	37,472
Deferred revenue	1,241	11,030	5,210	—	17,481
Notes payable	341,929	6,716	13,669	—	362,314

Subordinated debt	—	2,091	—	—	2,091

Stockholders’ Equity	217,807	336,192	63,860	(398,578)	219,281

	$574,827	$520,337	$181,134	$(398,984)	$877,314

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.
Condensed Consolidated Statement of Operations
For the quarter ended November 30, 2005
(In thousands)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$107,423	$129,068	$(94,656)	$141,835
Refurbishment & parts	—	22,730	31	—	22,761
Leasing & services	988	21,505	—	(727)	21,766

	988	151,658	129,099	(95,383)	186,362

Cost of revenue
Manufacturing	(53)	93,797	122,742	(93,455)	123,031
Refurbishment & parts	—	19,972	27	—	19,999
Leasing & services	—	10,455	—	(16)	10,439

	(53)	124,224	122,769	(93,471)	153,469

Margin	1,041	27,434	6,330	(1,912)	32,893

Other costs
Selling and administrative expense	3,993	9,422	2,126	—	15,541
Interest and foreign exchange	4,546	935	171	(1,079)	4,573

	8,539	10,357	2,297	(1,079)	20,114

Earnings (loss) before income taxes and equity in earnings (loss) of unconsolidated subsidiaries	(7,498)	17,077	4,033	(833)	12,779

Income tax (expense) benefit	2,923	(7,363)	(830)	336	(4,934)

	(4,575)	9,714	3,203	(497)	7,845

Equity in earnings (loss) of unconsolidated subsidiaries	12,592	1,397	—	(13,817)	172

Net earnings	$8,017	$11,111	$3,203	$(14,314)	$8,017

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.
Condensed Consolidated Statement of Cash Flows
For the quarter ended November 30, 2005
(In thousands)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$8,017	$11,111	$3,203	$(14,314)	$8,017
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	(236)	(20)	(531)	(335)	(1,122)
Depreciation and amortization	15	4,427	1,447	(16)	5,873
Gain on sales of equipment	—	(609)	—	(3)	(612)
Other	(2)	21	21	—	40
Decrease (increase) in assets:
Accounts and notes receivable	4,318	48,505	(15,047)	(6,548)	31,228
Inventories	—	1,619	(696)	(1)	922
Assets held for sale	—	(48,985)	4,615	751	(43,619)
Other	(39,980)	25,649	121	13,817	(393)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(9,211)	2,447	17,635	7	10,878
Participation	—	486	—	—	486
Deferred revenue	(39)	(3,294)	487	—	(2,846)

Net cash provided by (used in) operating activities	(37,118)	41,357	11,255	(6,642)	8,852

Cash flows from investing activities:
Principal payments received under direct finance leases	—	871	—	—	871
Proceeds from sales of equipment	—	3,169	—	—	3,169
Investment in and advances to unconsolidated joint venture	—	75	—	—	75
Capital expenditures	—	(43,329)	(1,172)	100	(44,401)

Net cash provided by (used in) investing activities	—	(39,214)	(1,172)	100	(40,286)

Cash flows from financing activities
Changes in revolving notes	—	—	2,096	—	2,096
Proceeds from notes payable	58,873	—	—	—	58,873
Repayments of notes payable	(277)	(884)	(6,721)	6,500	(1,382)
Repayments of subordinated debt	—	(1,442)	—	—	(1,442)
Stock options exercised and restricted stock awards	805	—	—	—	805
Excess tax benefit of stock options exercised	639	—	—	—	639

Net cash provided by (used in ) financing activities	60,040	(2,326)	(4,625)	6,500	59,589

Effect of exchange rate changes	(99)	47	(613)	1	(664)
Increase in cash and cash equivalents	22,823	(136)	4,845	(41)	27,491
Cash and cash equivalents
Beginning of period	66,760	473	5,930	41	73,204

End of period	$89,583	$337	$10,775	$—	$100,695

THE GREENBRIER COMPANIES, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We currently operate in three primary business segments: manufacturing, refurbishment & parts and leasing & services. These three business segments are operationally integrated. With operations in the United States, Canada, Mexico and Europe the manufacturing segment produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. We may also manufacture new freight cars through the use of unaffiliated subcontractors. The refurbishment & parts segment performs railcar repair, refurbishment and maintenance activities as well as wheel and axle servicing, and production and repair of boxcar sliding doors and roof products and reconditioning of railcar cushioning units and couplers. We also produce rail castings through an unconsolidated joint venture. The leasing & services segment owns approximately 10,000 railcars and provides management services for approximately 135,000 railcars for railroads, shippers, carriers, and other leasing and transportation companies. Segment performance is evaluated based on margins.
Our manufacturing backlog of railcars for sale and lease as of November 30, 2006 was approximately 14,300 railcars with an estimated value of $980.0 million compared to 7,100 railcars valued at $450.0 million as of November 30, 2005. Current period backlog includes approximately 12,000 units that will be delivered to the customer over a multi-year period ending in 2010. Approximately 7,700 units under this contract are for delivery beyond calendar 2007 and are subject to our fulfillment of certain competitive conditions. Substantially all of the current backlog has been priced to cover anticipated material price increases or decreases and surcharges. As these sales prices include an anticipated pass-through of vendor material price increases and surcharges, they are not necessarily indicative of increased margins on future production. There is still risk that material prices could increase beyond amounts used to price our sale contracts which would adversely impact margins in our backlog.
In September 2006, we purchased substantially all of the operating assets of Rail Car America (RCA), its American Hydraulics division and the assets of its wholly owned subsidiary, Brandon Corp. RCA is a leading provider of intermodal and conventional railcar repair services in North America, operating from four repair facilities throughout the United States. RCA also reconditions and repairs end-of-railcar cushioning units through its American Hydraulics division and operates a switching railroad in Nebraska through Brandon Corp. The purchase price of the net assets was $32.1 million.
In October 2006, the Company formed a joint venture with Grupo Industrial Monclova (GIMSA) to build new railroad freight cars for the North American marketplace at GIMSA’s existing manufacturing facility, located in Monclova, Mexico. The initial investment was less than $10.0 million for one production line and each party will maintain a 50% interest in the joint venture. Production is anticipated to begin during our third quarter.
In November 2006, we acquired the stock of Meridian Rail Holdings, Corp. for $238.4 million which includes the initial purchase price of $227.5 million plus working capital adjustments. Meridian is a leading supplier of wheel maintenance services to the North American freight car industry. Operating out of six facilities, Meridian supplies replacement wheel sets and axles to approximately 170 freight car maintenance locations where worn or damaged wheels, axles, or bearings are replaced. Meridian also performs coupler reconditioning and railcar repair at one of its facilities.
Collective bargaining agreements at our Canadian facility have expired. Negotiations have been referred to the Minister of Labor for conciliation and are expected to resume shortly. This same facility laid off approximately 500 employees in October 2006 due to a suspension of operations upon completion of an order. Operations will resume in January under terms of the old contracts and about 300 workers will be recalled to produce an order. Continuation of operations beyond this order will depend upon whether additional orders are received for the Canadian production lines.
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
Maintenance obligations — We are responsible for maintenance on a portion of the managed and owned lease fleet under the terms of maintenance obligations defined in the underlying lease or management agreement. The estimated maintenance liability is based on maintenance histories for each type and age of railcar. These estimates involve judgment as to the future costs of repairs and the types and timing of repairs required over the lease term. As we cannot predict with certainty the prices, timing and volume of maintenance needed in the future on railcars under long-term leases, this estimate is uncertain and could be materially different from maintenance requirements. The liability is periodically reviewed and updated based on maintenance trends and known future repair or refurbishment requirements. These adjustments could be material due to the inability to predict future maintenance requirements.
Warranty accruals — Warranty costs are estimated and charged to operations to cover a defined warranty period. The estimated warranty cost is based on historical warranty claims for each particular product type. For new product types without a warranty history, preliminary estimates are based on historical information for similar product types.
These estimates are inherently uncertain as they are based on historical data for existing products and judgment for new products. If warranty claims are made in the current period for issues that have not historically been the subject of warranty claims and were not taken into consideration in establishing the accrual or if claims for issues already considered in establishing the accrual exceed expectations, warranty expense may exceed the accrual for that particular product. Conversely, there is the possibility that claims may be lower than estimates. The warranty accrual is periodically reviewed and updated based on warranty trends. However, as we cannot predict future claims, the potential exists for the difference in any one reporting period to be material.
Results of Operations
Three Months Ended November 30, 2006 Compared to Three Months Ended November 30, 2005
Overview
Total revenue for the three months ended November 30, 2006 was $246.6 million, an increase of $60.2 million from revenues of $186.4 million in the prior comparable period. Net earnings were $1.9 million and $8.0 million for the three months ended November 30, 2006 and 2005.

THE GREENBRIER COMPANIES, INC.
Manufacturing Segment
Manufacturing revenue includes results from new railcar and marine production. New railcar delivery and backlog information includes all facilities and orders that may be manufactured by unaffiliated subcontractors.
Manufacturing revenue for the three months ended November 30, 2006 was $168.7 million compared to $141.8 million in the corresponding prior period, an increase of $26.9 million. The increase is primarily the result of a change in product mix to higher priced railcar types. New railcar deliveries were approximately 2,000 units in the current period compared to 2,400 units in the prior comparable period. Current period deliveries include a product mix that consists of a majority of conventional railcars as compared to a product mix of a majority of intermodal railcars in the prior comparable period. Multi-unit intermodal railcars generally have per unit selling prices that are less than conventional railcars.
Manufacturing margin percentage for the three months ended November 30, 2006 was 4.2% compared to a margin of 13.3% for the three months ended November 30, 2005. The decrease was primarily due to a less favorable product mix, lower production rates, the overhead costs associated with one facility that was shut down for half of the quarter and line changeovers, production difficulties and inefficiencies realized on the introduction of certain conventional railcar types.
Refurbishment & Parts Segment
Refurbishment & parts revenue of $51.2 million for the three months ended November 30, 2006 increased by $28.4 million from revenue of $22.8 million in the prior comparable period. The increase was primarily due to acquisition related growth of $18.3 million and organic growth from increases in both wheelset sales and billable hours at repair and refurbishment facilities.
Refurbishment & parts margin was 12.2% for the three months ended November 30, 2006 compared to 12.1% for the three months ended November 30, 2005.
Leasing & Services Segment
Leasing & services revenue increased $4.9 million, or 22.5%, to $26.7 million for the three months ended November 30, 2006 compared to $21.8 million for the three months ended November 30, 2005. The change is primarily a result of a $2.6 million increase in gains on disposition of assets from the lease fleet, $1.2 million increase in interest revenue on increased cash balances during the quarter, $2.2 million in lease revenue from net new lease additions, partially offset by a $0.6 million decrease in interim lease revenue on assets held for sale and decreased utilization of owned railcars under certain contracts. The percentage of owned units on lease at November 30, 2006 was 94%.
Pre-tax earnings of $3.2 million were realized on the disposition of leased equipment, compared to $0.6 million in the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.
Leasing & services margin was 59.5% and 52.0% for the three-month periods ended November 30, 2006 and 2005. The change was primarily a result of increased gains on disposition of assets from the lease fleet, and increased interest income, partially offset by a reduction in interim rent on assets held for sale, all of which have no associated cost of revenue. In addition the prior period margin included an adjustment to increase the maintenance accrual on one contract.
Other Costs
Selling and administrative expense was $17.1 million for the three months ended November 30, 2006 compared to $15.5 million for the comparable prior period, an increase of $1.6 million. The change is primarily due to a $1.0

THE GREENBRIER COMPANIES, INC.
million increase in employee costs including amortization of the value of restricted stock grants, increases in professional services and consulting fees for integration of acquired companies, $0.4 million associated with entities acquired during the quarter, and costs related to improvements in our technology infrastructure, partially offset by decreases in incentive compensation.
Interest and foreign exchange increased $5.0 million to $9.6 million for the three months ended November 30, 2006, compared to $4.6 million in the prior comparable period. The increase is due to higher debt levels, a $1.2 million write-off of loan origination costs on our prior revolving facility and foreign exchange fluctuations. Current period results include foreign exchange losses of $0.5 million as compared to foreign exchange gains of $0.4 million in the prior comparable period.
Income Tax
Our effective tax rate was 24.7% and 38.6% for the three months ended November 30, 2006 and 2005. Tax expense for the three months ended November 30, 2006 includes a $0.4 million tax benefit for Mexican asset based tax credits.
The fluctuations in the effective tax rate are due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating losses for certain operations with no related accrual of tax benefit. Our tax rate in the United States for the three months ended November 30, 2006 represents a tax rate of 41.0% as compared to 40.5% in the prior comparable period. Both periods include varying tax rates on foreign operations.
Liquidity and Capital Resources
We have been financed through cash generated from operations and borrowings. During the quarter ended November 30, 2006, cash decreased $128.5 million to $14.4 million from $142.9 million at August 31, 2006. Cash usage was primarily for the acquisitions of Meridian and RCA.
In November 2006, we entered into a new five year $300.0 million credit facility. The new facility replaced our existing facility and is being used to support our North American working capital needs and help finance the Meridian acquisition. We are evaluating options for permanent long term financing of acquisitions.
Cash used in operations for the three months ended November 30, 2006 was $41.9 million compared to cash provided by operations of $8.9 million for the three months ended November 30, 2005. The change is due primarily to changes in timing of accounts receivable including receipt of $24.0 million in sales proceeds in the three months ended November 30, 2005 from a prior period sale with longer payment terms and sales during the three months ended November 30, 2006 to a customer with longer payment terms.
Cash used in investing activities was $274.2 million for the three months ended November 30, 2006 compared to $40.3 million in the prior comparable period. The increased cash utilization was primarily due to the acquisitions of Meridian and RCA.
Capital expenditures totaled $30.5 million and $44.4 million for the three months ended November 30, 2006 and 2005. Of these capital expenditures, approximately $27.7 million and $41.9 million were attributable to leasing & services operations. Leasing & services capital expenditures for 2007 are expected to range from $50.0 million to $100.0 million depending on market conditions and fleet management objectives. Our capital expenditures have increased as we replace the maturing direct finance lease portfolio. We regularly sell assets from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures.
Approximately $2.2 million and $2.0 million of capital expenditures for the three months ended November 30, 2006 and 2005 were attributable to manufacturing operations. Capital expenditures for manufacturing operations are expected to be approximately $20.0 million in 2007.

THE GREENBRIER COMPANIES, INC.
Refurbishment & parts capital expenditures for the three months ended November 30, 2006 and 2005 were $0.6 million and $0.5 million and are expected to be approximately $9.0 million in 2007.
Cash provided by financing activities of $187.7 million for the three months ended November 30, 2006 compared to $59.6 million in the three months ended November 30, 2005. During the three months ended November 30, 2006 we received $186.6 million in net proceeds from borrowings under revolving credit lines. In the prior period, net cash proceeds of $58.9 million were received from a senior unsecured debt offering.
All amounts originating in foreign currency have been translated at the November 30, 2006 exchange rate for the following discussion. Senior secured credit facilities aggregated $329.4 million as of November 30, 2006. Available borrowings are based on defined levels of inventory, receivables, and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which at November 30, 2006 levels would provide for maximum borrowing of $280.1 million of which $210.4 million of revolving notes and $4.4 million in letters of credit are outstanding. A $290.0 million revolving line of credit is available through November 2011 to provide working capital and interim financing of equipment for the United States and Mexican operations. A $10.0 million line of credit is available through November 2011 for working capital for Canadian manufacturing operations. Advances under the U.S. and Canadian facilities bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. At November 30, 2006, there was $178.2 million and $3.9 million outstanding under the United States and Canadian credit facilities. Lines of credit totaling $29.4 million are available principally through June 2008 for working capital for the European manufacturing operation. The European credit facility had $28.3 million outstanding as of November 30, 2006.
In addition, the Company has a $25.0 million senior unsecured credit facility available through March 31, 2007. No amounts are outstanding under this line of credit.
In accordance with customary business practices in Europe, we have $19.7 million in bank and third party performance, advance payment and warranty guarantee facilities all of which has been utilized as of November 30, 2006. To date, no amounts have been drawn under these performance, advance payment and warranty guarantees.
We have advanced $1.5 million in long term advances to an unconsolidated subsidiary which are secured by accounts receivable and inventory. As of November 30, 2006, this same unconsolidated subsidiary had $7.9 million in third party debt for which we have guaranteed 33% or approximately $2.6 million.
We have outstanding letters of credit aggregating $4.4 million associated with materials purchases, facility leases and payroll.
Foreign operations give rise to risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. No provision has been made for credit loss due to counterparty non-performance.
Quarterly dividends have been paid each quarter since the 4th quarter of 2004 when dividends of $.06 per share were reinstated. The quarterly dividend was increased to $.08 per share beginning with the 4th quarter of 2005.
We expect existing funds and cash generated from operations, together with proceeds from financing activities including borrowings under existing credit facilities and long-term financings, to be sufficient to fund dividends, working capital needs, planned capital expenditures and expected debt repayments for the foreseeable future.
Off Balance Sheet Arrangements
We do not currently have off balance sheet arrangements that have or are likely to have a material current or future effect on our Consolidated Financial Statements.
Forward-Looking Statements

THE GREENBRIER COMPANIES, INC.
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
Forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier’s control. The following are among the factors that could cause actual results or outcomes to differ materially from the forward-looking statements:
•	a delay or failure of acquired businesses, products or services to compete successfully;
•	decreases in carrying value of assets due to impairment;
•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;
•	changes in future maintenance requirements;
•	fluctuations in demand for newly manufactured railcars or failure to obtain orders as anticipated in developing forecasts;
•	effects of local statutory accounting conventions on compliance with covenants in certain loan agreements;
•	domestic and global business conditions and growth or reduction in the surface transportation industry;
•	ability to maintain good relationships with third party labor providers or collective bargaining units;
•	steel price increases, scrap surcharges and other commodity price fluctuations and their impact on railcar demand and margin;
•	ability to deliver railcars in accordance with customer specifications;
•	changes in product mix and the mix between reporting segments;
•	labor disputes, energy shortages or operating difficulties that might disrupt manufacturing operations or the flow of cargo;
•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of alliance partners, subcontractors or suppliers;
•	ability to obtain suitable contracts for railcars held for sale;
•	lower than anticipated residual values for leased equipment;
•	discovery of defects in railcars resulting in increased warranty costs or litigation;
•	resolution or outcome of investigations and pending or future litigation;
•	the ability to consummate expected sales;
•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under the contracts as anticipated;
•	financial condition of principal customers;
•	market acceptance of products;
•	ability to determine and obtain adequate levels of insurance at acceptable rates;
•	competitive factors, including introduction of competitive products, price pressures, limited customer base and competitiveness of our manufacturing facilities and products;
•	industry over-capacity and our manufacturing capacity utilization;
•	continued industry demand at current and anticipated levels for railcar products;

THE GREENBRIER COMPANIES, INC.
•	domestic and global political, regulatory or economic conditions including such matters as terrorism, war, embargoes or quotas;
•	ability to adjust to the cyclical nature of the railcar industry;
•	the effects of car hire deprescription on leasing revenue;
•	changes in interest rates;
•	actions by various regulatory agencies;
•	changes in fuel and/or energy prices;
•	availability of a trained work force and price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;
•	ability to replace lease revenue and earnings from maturing and terminating leases with revenue and earnings from additions to the lease fleet, lease renewals and management services; and
•	financial impacts from currency fluctuations in our worldwide operations.
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

THE GREENBRIER COMPANIES, INC.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We have operations in Canada, Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect our margin on a portion of forecast foreign currency sales. At November 30, 2006, $3.9 million of forecast sales were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results. We believe the exposure to foreign exchange risk is not material.
In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of its foreign subsidiaries. At November 30, 2006, net assets of foreign subsidiaries aggregated $37.9 million and a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of $3.8 million, 1.7% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.
Interest Rate Risk
We have managed our floating rate debt with interest rate swap agreements, effectively converting $12.8 million of variable rate debt to fixed rate debt. At November 30, 2006, the exposure to interest rate risk is reduced since 62% of our debt has fixed rates and 38% has floating rates. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt. At November 30, 2006, a uniform 10% increase in interest rates would result in approximately $0.2 million of additional annual interest expense.

THE GREENBRIER COMPANIES, INC.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended November 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

THE GREENBRIER COMPANIES, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There is hereby incorporated by reference the information disclosed in Note 11 to Consolidated Financial Statements, Part I of this quarterly report.
Item 1a. Risk Factors
There have been no material changes in our risk factors described in our amended Annual Report on Form 10-K/A for the year ended August 31, 2006.
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

THE GREENBRIER COMPANIES, INC.

Date: January 9, 2007	By:	/s/ Joseph K. Wilsted

Joseph K. Wilsted
Senior Vice President and
Chief Financial Officer

(Principal Financial and Accounting Officer)