Form 10-Q
period 2007-02-28
GREENBRIER COMPANIES INC
filed 2007-04-04
CIK 923120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended February 28, 2007

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
Large accelerated filer ☐          Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares of the registrant’s common stock, without par value, outstanding on March 28, 2007 was 15,985,747 shares.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
Consolidated Balance Sheets
(In thousands, except per share amounts, unaudited)

	February 28,	August 31,
	2007	2006
Assets
Cash and cash equivalents	$6,169	$142,894
Restricted cash	2,602	2,056
Accounts and notes receivable	164,867	115,565
Inventories	230,287	163,151
Assets held for sale	82,152	35,216
Equipment on operating leases	305,148	301,009
Investment in direct finance leases	8,594	6,511
Property, plant and equipment	101,892	80,034
Goodwill	182,179	2,896
Intangibles and other assets	41,975	27,982

	$1,125,865	$877,314

Liabilities and Stockholders’ Equity
Revolving notes	$242,925	$22,429
Accounts payable and accrued liabilities	239,212	204,793
Participation	2,736	11,453
Deferred income taxes	46,965	37,472
Deferred revenue	14,330	17,481
Notes payable	361,909	362,314

Subordinated debt	824	2,091

Minority interest	1,610	—

Commitments and contingencies (Note 12)	—	—

Stockholders’ equity:
Preferred stock — without par value; 25,000 shares authorized; none outstanding	—	—
Common stock — without par value; 50,000 shares authorized; 15,991 and 15,954 shares outstanding at February 28, 2007 and August 31, 2006	16	16
Additional paid-in capital	74,544	71,124
Retained earnings	141,784	148,542
Accumulated other comprehensive loss	(990)	(401)

	215,354	219,281

	$1,125,865	$877,314

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Revenue
Manufacturing	$119,201	$184,818	$287,893	$326,652
Refurbishment & parts	95,311	24,104	146,546	46,866
Leasing & services	25,466	27,292	52,161	49,058

	239,978	236,214	486,600	422,576

Cost of revenue
Manufacturing	115,822	164,491	277,509	287,522
Refurbishment & parts	80,114	20,869	125,121	40,869
Leasing & services	12,220	10,671	23,031	21,109

	208,156	196,031	425,661	349,500

Margin	31,822	40,183	60,939	73,076

Other costs
Selling and administrative	18,800	17,092	35,925	32,633
Interest and foreign exchange	10,416	7,180	20,056	11,753
Special charges	16,485	—	16,485	—

	45,701	24,272	72,466	44,386

Earnings (loss) before income taxes and equity in unconsolidated subsidiaries	(13,879)	15,911	(11,527)	28,690

Income tax benefit (expense)	8,229	(7,466)	7,649	(12,400)

Earnings (loss) before equity in unconsolidated subsidiaries	(5,650)	8,445	(3,878)	16,290

Minority interest	42	—	40	—
Equity in earnings (loss) of unconsolidated subsidiaries	(463)	118	(363)	290

Net earnings (loss)	$(6,071)	$8,563	$(4,201)	$16,580

Basic earnings (loss) per common share	$(0.38)	$0.55	$(0.26)	$1.06

Diluted earnings (loss) per common share	$(0.38)	$0.54	$(0.26)	$1.04

Weighted average common shares:
Basic	15,982	15,655	15,972	15,583
Diluted	16,022	15,911	16,016	15,880
The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	February 28,
	2007	2006
Cash flows from operating activities
Net earnings (loss)	$(4,201)	$16,580
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Deferred income taxes	(2,587)	3,741
Depreciation and amortization	16,178	12,445
Gain on sales of equipment	(5,775)	(2,812)
Special charges	16,485	—
Other	106	48
Decrease (increase) in assets (net of acquisitions):
Accounts and notes receivable	(28,988)	21,693
Inventories	(23,533)	5,248
Assets held for sale	(32,224)	(47,856)
Intangibles and other	(2,057)	802
Increase (decrease) in liabilities (net of acquisitions):
Accounts payable and accrued liabilities	3,884	(25,068)
Participation	(8,717)	(11,199)
Deferred revenue	(5,276)	3,158

Net cash used in operating activities	(76,705)	(23,220)

Cash flows from investing activities
Principal payments received under direct finance leases	340	1,317
Proceeds from sales of equipment	64,662	8,793
Investment in and net advances to unconsolidated subsidiary	115	216
Acquisitions, net of cash acquired	(264,470)	—
Increase in restricted cash	(481)	(1,442)
Capital expenditures	(78,352)	(61,624)

Net cash used in investing activities	(278,186)	(52,740)

Cash flows from financing activities
Changes in revolving notes	219,777	5,108
Proceeds(expense) from notes payable	(71)	58,556
Repayments of notes payable	(3,246)	(4,276)
Repayment of subordinated debt	(1,267)	(2,507)
Dividends	(2,557)	(2,495)
Stock options exercised and restricted stock awards	1,648	3,622
Excess tax benefit of stock options exercised	1,772	1,299
Investment by joint venture partner	1,650	—
Purchase of subsidiary shares subject to mandatory redemption	—	(4,636)

Net cash provided by financing activities	217,706	54,671

Effect of exchange rate changes	460	(250)
Decrease in cash and cash equivalents	(136,725)	(21,539)
Cash and cash equivalents
Beginning of period	142,894	73,204

End of period	$6,169	$51,665

Cash paid during the period for
Interest	$16,206	$11,843
Income taxes	$1,888	$12,963
Non-cash activity
Transfer of railcars held for sale to equipment on operating leases	$—	$23,954
Supplemental disclosure of non-cash activity:
Assumption of Rail Car America capital lease obligation	$119	—
Supplemental disclosure of acquisitions (see note 2)
Assets acquired, net of cash	$(309,396)	$—
Liabilities assumed	41,926	—
Acquisition note payable	3,000	—
Cash paid for acquisitions	267,523

Cash acquired	$3,053	$—

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Interim Financial Statements
The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of February 28, 2007 and for the three and six months ended February 28, 2007 and 2006 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals except for special charges) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three and six months ended February 28, 2007 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2007. Certain reclassifications have been made to the prior period’s Consolidated Financial Statements to conform to the current year presentation.
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
Minority interest – In October 2006, the Company formed a joint venture with Grupo Industrial Monclova (GIMSA) to build new railroad freight cars for the North American marketplace at GIMSA’s existing manufacturing facility located in Monclova, Mexico. Each party maintains a 50% ownership. Production is anticipated to begin late in the Company’s third quarter of 2007. The financial results of this operation are consolidated for financial reporting purposes. The minority interest reflected in the Company’s consolidated financial statements represents the joint venture partner’s investment in this venture.
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

THE GREENBRIER COMPANIES, INC.
Note 2 – Acquisitions
On September 11, 2006, the Company purchased substantially all of the operating assets of Rail Car America (RCA), its American Hydraulics division and the assets of its wholly owned subsidiary, Brandon Corp. RCA, a provider of intermodal and conventional railcar repair services in North America, operates from four repair facilities in the United States. RCA also reconditions and repairs end-of-railcar cushioning units through its American Hydraulics division and operates a switching line in Nebraska through Brandon Corp. The purchase price of the net assets was $29.1 million in cash and a $3.0 million promissory note due in September 2008. The financial results since the acquisition are reported in the Company’s consolidated financial statements as part of the refurbishment & parts segment. The impact of this acquisition was not material to the Company’s results of operations; therefore, proforma financial information has not been included.
The allocation of the purchase price among certain assets and liabilities is still in process. As a result, the information shown below is preliminary and subject to further refinement upon completion of analyses.
The preliminary fair value of the net assets acquired from RCA was as follows:
(in thousands)

Accounts and notes receivable	$522
Inventories	7,937
Property, plant and equipment	22,066
Intangibles and other	3,728

Total assets acquired	$34,253

Accounts payable and accrued liabilities	1,985
Notes payable	119

Total liabilities assumed	2,104

Net assets acquired	$32,149

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
The preliminary fair value, based on historical costs, of the net assets acquired in the Meridian acquisition was as follows:
(in thousands)

Cash and cash equivalents	$3,053
Accounts and notes receivable	19,384
Inventories	51,839
Property, plant and equipment	15,074
Goodwill	179,918
Intangibles and other	8,928

Total assets acquired	$278,196

Accounts payable and accrued liabilities	27,863
Deferred income taxes	11,959

Total liabilities assumed	39,822

Net assets acquired	$238,374

THE GREENBRIER COMPANIES, INC.
As a result of the preliminary allocation of the purchase price among assets and liabilities, Greenbrier recorded $179.9 million in goodwill.
The unaudited pro forma financial information below for the three and six months ended February 28, 2007 and 2006 is consolidated for Greenbrier and was prepared as if the transaction to acquire Meridian had occurred at the beginning of each period presented:
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Revenue	$239,978	$288,970	$537,433	$521,107
Net earnings (loss)	$(6,071)	$14,214	$580	$24,464
Basic earnings (loss) per share	$(0.38)	$0.91	$0.04	$1.57
Diluted earnings (loss) per share	$(0.38)	$0.89	$0.04	$1.54
The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the fiscal year, and may not be indicative of the results of future operations of the Company.
Note 3 – Special Charges
The Company’s Canadian railcar manufacturing facility has recently incurred operating losses as a result of high labor costs, manufacturing inefficiencies, transportation costs associated with a remote location and a strong Canadian currency coupled with a weakening of the market for the primary railcars produced by this entity. These factors have caused management to reassess the value of the assets at the facility in accordance with the Company’s policy on impairment of long-lived assets. Based on an analysis of future undiscounted cash flows associated with these assets, management determined that the carrying value of the assets exceeded their fair market value. Accordingly a $16.5 million pre-tax impairment charge was recorded during the quarter ended February 28, 2007 as special charges on the Consolidated Statement of Operations. Impairment charges consist of $14.1 million associated with property, plant and equipment, $1.3 million related to inventory and $1.1 million write-off of goodwill and other. In addition, an $8.6 million tax benefit related to a write-off of the Company’s investment in its Canadian subsidiary for tax purposes was recorded during the quarter.
Note 4 – Inventories
(In thousands)

	February 28,	August 31,
	2007	2006
Manufacturing supplies and raw materials	$109,800	$49,631
Work-in-process	129,538	118,555
Lower of cost or market adjustment	(9,051)	(5,035)

	$230,287	$163,151

THE GREENBRIER COMPANIES, INC.
Note 5 – Warranty Accruals
Warranty costs are estimated and charged to operations to cover a defined warranty period. The estimated warranty cost is based on historical warranty claims for each particular product type. For new product types without a warranty history, estimates are based on historical information for similar product types. The accrual, included in accounts payable and accrued liabilities on the Consolidated Balance Sheet, is periodically reviewed and updated based on warranty trends.
Warranty accrual activity:
(In thousands)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Balance at beginning of period	$16,501	$14,942	$14,201	$15,037
Charged to cost of revenue	1,722	(1,011)	2,665	(85)
Payments	(988)	(2,337)	(1,658)	(3,398)
Currency translation effect	(194)	266	9	306
Acquisition	—	—	1,824	—

Balance at end of period	$17,041	$11,860	$17,041	$11,860

Note 6 – Revolving Notes
All amounts originating in foreign currency have been translated at the February 28, 2007 exchange rate for the following discussion. Senior secured credit facilities aggregated $330.6 million as of February 28, 2007. Available borrowings are generally based on defined levels of inventory, receivables, and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which at February 28, 2007 levels would provide for maximum borrowing of $282.7 million of which $242.9 million in revolving notes and $3.5 million in letters of credit are outstanding. A $290.0 million revolving line of credit is available through November 2011 to provide working capital and interim financing of equipment for the United States and Mexican operations. A $10.0 million line of credit is available through November 2011 for working capital for Canadian manufacturing operations. Advances under the U.S. and Canadian facilities bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. At February 28, 2007, there were $203.5 million and $9.0 million outstanding under the United States and Canadian credit facilities. Lines of credit totaling $30.6 million are available principally through June 2008 for working capital needs of the European manufacturing operation. The European credit facility had $30.4 million outstanding as of February 28, 2007.

THE GREENBRIER COMPANIES, INC.
Note 7 – Comprehensive Income (Loss)
The following is a reconciliation of net earnings (loss) to comprehensive income (loss):
(In thousands)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Net earnings (loss)	$(6,071)	$8,563	$(4,201)	$16,580
Reclassification of derivative financial instruments recognized in net earnings (net of tax)	(32)	(767)	(427)	(2,018)
Unrealized gain on derivative financial instruments (net of tax)	253	698	286	1,621
Foreign currency translation adjustment (net of tax)	(801)	851	(448)	1,478

Comprehensive income (loss)	$(6,651)	$9,345	$(4,790)	$17,661

Accumulated other comprehensive loss, net of tax effect, consisted of the following:
(In thousands)

	Unrealized
	Losses on	Foreign	Accumulated
	Derivative	Currency	Other
	Financial	Translation	Comprehensive
	Instruments	Adjustment	Loss
Balance, August 31, 2006	$(18)	$(383)	$(401)
Six months activity	(141)	(448)	(589)

Balance, February 28, 2007	$(159)	$(831)	$(990)

Note 8 – Earnings Per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:
(In thousands)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Weighted average basic common shares outstanding	15,982	15,655	15,972	15,583
Dilutive effect of employee stock options	40	256	44	297

Weighted average diluted common shares outstanding	16,022	15,911	16,016	15,880

Weighted average diluted common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options as calculated using the treasury stock method. No options were anti-dilutive for the three and six months ended February 28, 2007 and 2006.

THE GREENBRIER COMPANIES, INC.
Note 9 – Stock Based Compensation
All stock options were vested prior to September 1, 2005 and accordingly no compensation expense was recorded for stock options for the three and six months ended February 28, 2007 and 2006. The value of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period of two to five years. For the three and six months ended February 28, 2007, $0.8 million and $1.5 million in compensation expense was recognized related to restricted stock grants. For the three and six months ended February 28, 2006, $0.7 million and $1.3 million in compensation expense was recognized related to restricted stock grants.
Note 10 – Derivative Instruments
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
Adjusting the contracts to the fair value of the cash flow hedges at February 28, 2007 resulted in an unrealized pre-tax gain of $0.2 million that was recorded in the line item accumulated other comprehensive income (loss) and the fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As the contracts mature at various dates through May 2007, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive income (loss) would be reclassified to the current year’s results of operations.
At February 28, 2007 exchange rates, interest rate swap agreements had a notional amount of $12.0 million and mature between May 2007 and March 2011. The fair value of these cash flow hedges at February 28, 2007 resulted in an unrealized pre-tax loss of $0.6 million. The loss is included in accumulated other comprehensive income (loss) and the fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from accumulated other comprehensive income (loss) and charged or credited to interest expense. At February 28, 2007 interest rates, approximately $0.1 million would be reclassified to interest expense in the next 12 months.
Note 11 – Segment Information
Greenbrier has three reportable segments: manufacturing, refurbishment & parts and leasing & services. The acquisitions of Meridian and RCA during the first quarter resulted in growth of the repair, refurbishment and parts portion of our business to the point that it is reported as a separate segment: refurbishment & parts. The results of this segment were previously aggregated in the manufacturing segment. The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s 2006 Annual Report on Form 10-K. Performance is evaluated based on margin. Intersegment sales and transfers are accounted for at fair value as if the sales or transfers were to third parties. While intercompany transactions are treated like third-party transactions to evaluate segment performance, the revenues and related expenses are eliminated in consolidation and therefore do not impact consolidated results.

THE GREENBRIER COMPANIES, INC.
The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.
(In thousands)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Revenue:
Manufacturing	$156,263	$202,417	$340,682	$409,446
Refurbishment & parts	96,938	24,711	149,952	48,076
Leasing & services	24,060	34,307	48,789	59,981
Intersegment eliminations	(37,283)	(25,221)	(52,823)	(94,927)

	$239,978	$236,214	$486,600	$422,576

Margin:
Manufacturing	$3,379	$20,327	$10,384	$39,130
Refurbishment & parts	15,197	3,235	21,425	5,997
Leasing & services	13,246	16,621	29,130	27,949

	$31,822	$40,183	$60,939	$73,076

	February 28,	August 31,
	2007	2006
Assets:
Manufacturing	$296,022	$293,754
Refurbishment & parts	373,705	48,340
Leasing & services	445,795	390,270
Unallocated	10,343	144,950

	$1,125,865	$877,314

Note 12 – Commitments and Contingencies
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

THE GREENBRIER COMPANIES, INC.
Greenbrier and a customer, SEB Finans AB (SEB), have raised performance concerns related to a component that the Company installed on 372 railcar units with an aggregate sales value of approximately $20.0 million produced under a contract with SEB. On December 9, 2005, SEB filed a Statement of Claim in an arbitration proceeding in Stockholm, Sweden, against Greenbrier alleging that the cars are defective and cannot be used for their intended purpose. A settlement agreement was entered into effective February 28, 2007 pursuant to which the railcar units previously delivered are to be repaired and the remaining units are to be completed and delivered to SEB over the next few months. Current estimates of potential costs to Greenbrier do not exceed amounts accrued for warranty. Arbitration hearings have been rescheduled to August 2007 by mutual agreement pending successful implementation of the terms of the settlement agreement.
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
The Company has entered into contingent rental assistance agreements, aggregating a maximum of $11.5 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from one to five years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three and six months ended February 28, 2007 and 2006, no accruals were made to cover estimated future obligations as rental shortfalls were not considered probable. There is no liability accrued as of February 28, 2007. All of these agreements were entered into prior to December 31, 2002 and have not been modified since. The accounting for any future rental assistance agreements will comply with the guidance required by FASB Interpretation (FIN) 45 which pertains to contracts entered into or modified subsequent to December 31, 2002.

THE GREENBRIER COMPANIES, INC.
A portion of leasing & services revenue is derived from “car hire” which is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Since January 1, 2003, railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration, either the owner’s or the user’s rate is selected and that rate becomes effective for a one-year period. There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue which amounted to $6.1 million and $12.1 million for the three and six months ended February 28, 2007 and $6.7 million and $12.4 million for the three and six months ended February 28, 2006.
In accordance with customary business practices in Europe, the Company has $23.2 million in bank and third party performance, advance payment, and warranty guarantee facilities, all of which have been utilized as of February 28, 2007. To date, no amounts have been drawn against these performance, advance payment, and warranty guarantee facilities.
At February 28, 2007, an unconsolidated subsidiary had $7.4 million of third party debt, for which the Company has guaranteed 33%, or approximately $2.5 million. In the event there is a change in control or insolvency by any of the three 33% investors that have guaranteed the debt, the remaining investor’s share of the guarantee will increase proportionately.
The Company has outstanding letters of credit aggregating $3.5 million associated with facility leases and payroll.
Note 13 – Guarantor/Non Guarantor
The $235 million combined senior unsecured notes (the Notes) issued on May 11, 2005 and November 21, 2005 and $100.0 million of convertible senior notes issued on May 22, 2006 are fully and unconditionally and jointly and severally guaranteed by substantially all of Greenbrier’s material wholly owned United States subsidiaries: Autostack Company LLC, Greenbrier-Concarril, LLC, Greenbrier Leasing Company LLC, Greenbrier Leasing Limited Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing, L.P., Greenbrier Railcar, LLC, Gunderson LLC, Gunderson Marine LLC, Gunderson Rail Services LLC, Greenbrier GIMSA, LLC, Meridian Rail Holdings Corp., Meridian Rail Acquisition Corporation, Meridian Rail Mexico City Corp., Brandon Railroad LLC and Gunderson Specialty Products, LLC. No other subsidiaries guarantee the Notes.
The following represents the supplemental consolidated condensed financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of February 28, 2007 and August 31, 2006 and for the three and six months ended February 28, 2007 and 2006. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. Intercompany transactions between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
Condensed Consolidated Balance Sheet
February 28, 2007
(In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,764	$1,095	$3,310	$—	$6,169
Restricted cash	—	—	2,602	—	2,602
Accounts and notes receivable	387,706	(240,293)	16,999	455	164,867
Inventories	—	109,384	122,194	(1,291)	230,287
Assets held for sale	—	70,461	11,691	—	82,152
Equipment on operating leases	—	307,045	—	(1,897)	305,148
Investment in direct finance leases	—	8,594	—	—	8,594
Property, plant and equipment	618	77,275	38,105	(14,106)	101,892
Goodwill	—	182,678	—	(499)	182,179
Intangibles and other assets	386,783	58,957	2,521	(406,286)	41,975

	$776,871	$575,196	$197,422	$(423,624)	$1,125,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving notes	$203,500	$—	$39,425	$—	$242,925
Accounts payable and accrued liabilities	12,019	144,856	81,883	454	239,212
Participation	—	2,736	—	—	2,736
Deferred income taxes	3,805	49,703	(6,284)	(259)	46,965
Deferred revenue	1,164	5,142	8,024	—	14,330
Notes payable	341,321	7,734	12,854	—	361,909

Subordinated debt	—	824	—	—	824

Minority interest	—	1,650	—	(40)	1,610

STOCKHOLDERS’ EQUITY	215,062	362,551	61,520	(423,779)	215,354

	$776,871	$575,196	$197,422	$(423,624)	$1,125,865

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
Condensed Consolidated Statement of Operations
For the three months ended February 28, 2007
(In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$(1,338)	$88,112	$90,066	$(57,639)	$119,201
Refurbishment & parts	—	90,402	4,909	—	95,311
Leasing & services	(46)	25,507	—	5	25,466

	(1,384)	204,021	94,975	(57,634)	239,978

Cost of revenue
Manufacturing	—	84,926	88,535	(57,639)	115,822
Refurbishment & parts	—	76,101	4,013	—	80,114
Leasing & services	—	12,236	—	(16)	12,220

	—	173,263	92,548	(57,655)	208,156

Margin	(1,384)	30,758	2,427	21	31,822

Other costs
Selling and administrative	7,225	8,297	3,278	—	18,800
Interest and foreign exchange	9,583	60	773	—	10,416
Special charges	35	—	—	16,450	16,485

	16,843	8,357	4,051	16,450	45,701

Earnings (loss) before income taxes, minority interest and equity in earnings (loss) of unconsolidated subsidiaries	(18,227)	22,401	(1,624)	(16,429)	(13,879)

Income tax (expense) benefit	15,898	(9,184)	991	524	8,229

	(2,329)	13,217	(633)	(15,905)	(5,650)

Minority interest	—	—	—	42	42
Equity in earnings (loss) of unconsolidated subsidiaries	(3,742)	(111)	(953)	4,343	(463)

Net earnings (loss)	$(6,071)	$13,106	$(1,586)	$(11,520)	$(6,071)

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
Condensed Consolidated Statement of Operations
For the six months ended February 28, 2007
(In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$(2,536)	$208,191	$202,294	$(120,056)	$287,893
Refurbishment & parts		139,789	6,757	—	146,546
Leasing & services	1,175	50,198	—	788	52,161

	(1,361)	398,178	209,051	(119,268)	486,600

Cost of revenue
Manufacturing	—	199,179	198,322	(119,992)	277,509
Refurbishment & parts	—	119,501	5,620	—	125,121
Leasing & services	—	23,064	—	(33)	23,031

	—	341,744	203,942	(120,025)	425,661

Margin	(1,361)	56,434	5,109	757	60,939

Other costs
Selling and administrative	13,643	15,984	6,298	—	35,925
Interest and foreign exchange	17,746	178	2,132		20,056
Special charges	35	—	—	16,450	16,485

	31,424	16,162	8,430	16,450	72,466

Earnings (loss) before income taxes, minority interest and equity in earnings (loss) of unconsolidated subsidiaries	(32,785)	40,272	(3,321)	(15,693)	(11,527)

Income tax (expense) benefit	21,717	(16,548)	2,249	231	7,649

	(11,068)	23,724	(1,072)	(15,462)	(3,878)

Minority interest	—	—		40	40
Equity in earnings (loss) of unconsolidated subsidiaries	6,867	899	(953)	(7,176)	(363)

Net earnings (loss)	$(4,201)	$24,623	$(2,025)	$(22,598)	$(4,201)

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
Condensed Consolidated Statement of Cash Flows
For the six months ended February 28, 2007
(In thousands, unaudited)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(4,201)	$24,623	$(2,025)	$(22,598)	$(4,201)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	1,101	(3,347)	(529)	188	(2,587)
Depreciation and amortization	73	12,695	3,443	(33)	16,178
Gain on sales of equipment	—	(4,987)	—	(788)	(5,775)
Special charges	35	—	—	16,450	16,485
Other	—	1,683	112	(1,689)	106
Decrease (increase) in assets
Accounts and notes receivable	(322,518)	285,979	7,966	(415)	(28,988)
Inventories	—	(3,810)	(19,723)	—	(23,533)
Assets held for sale	—	(30,886)	(1,338)	—	(32,224)
Other	(10,826)	(661)	604	8,826	(2,057)
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	873	4,538	(1,523)	(4)	3,884
Participation	—	(8,717)	—	—	(8,717)
Deferred revenue	(77)	(7,682)	2,483	—	(5,276)

Net cash provided by (used in) operating activities	(335,540)	269,428	(10,530)	(63)	(76,705)

Cash flows from investing activities:
Principal payments received under direct finance leases	—	340	—	—	340
Proceeds from sales of equipment	—	64,662	—	—	64,662
Investment in and net advances to unconsolidated subsidiaries	—	115	—	—	115
Acquisitions, net of cash	—	(258,673)	(5,797)	—	(264,470)
Increase in restricted cash	—	—	(481)	—	(481)
Capital expenditures	(668)	(73,090)	(4,657)	63	(78,352)

Net cash provided by (used in) investing activities	(668)	(266,646)	(10,935)	63	(278,186)

Cash flows from financing activities:
Changes in revolving notes	203,500	—	16,277	—	219,777
Proceeds from notes payable	(71)	—	—	—	(71)
Repayments of notes payable	(608)	(2,102)	(536)	—	(3,246)
Repayments of subordinated debt	—	(1,267)	—	—	(1,267)
Dividends	(2,557)	—	—	—	(2,557)
Stock options exercised	1,648	—	—	—	1,648
Tax benefit of options exercised and restricted stock awards dividends	1,772	—	—	—	1,772
Investment by joint venture partner	—	1,650	—	—	1,650

Net cash provided by (used in ) financing activities	203,684	(1,719)	15,741	—	217,706

Effect of exchange rate changes	593	(3)	(130)	—	460
Decrease in cash and cash equivalents	(131,931)	1,060	(5,854)	—	(136,725)
Cash and cash equivalents Beginning of period	133,695	35	9,164	—	142,894

End of period	$1,764	$1,095	$3,310	$—	$6,169

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
Condensed Consolidated Balance Sheet
August 31, 2006
(In thousands)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$133,695	$35	$9,164	$—	$142,894
Restricted cash	—	—	2,056	—	2,056
Accounts and notes receivable	65,188	29,525	20,812	40	115,565
Inventories	—	62,468	100,683	—	163,151
Assets held for sale	—	24,862	10,354	—	35,216
Equipment on operating leases	—	303,664	—	(2,655)	301,009
Investment in direct finance leases	—	6,511	—	—	6,511
Property, plant and equipment	—	44,013	36,021	—	80,034
Goodwill	—	2,760	—	136	2,896
Intangibles and other assets	375,944	46,499	2,044	(396,505)	27,982

	$574,827	$520,337	$181,134	$(398,984)	$877,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving notes	$—	$—	$22,429	$—	$22,429
Accounts payable and accrued liabilities	11,146	111,764	81,842	41	204,793
Participation	—	11,453	—	—	11,453
Deferred income taxes	2,704	41,091	(5,876)	(447)	37,472
Deferred revenue	1,241	11,030	5,210	—	17,481
Notes payable	341,929	6,716	13,669	—	362,314

Subordinated debt	—	2,091	—	—	2,091

STOCKHOLDERS’ EQUITY	217,807	336,192	63,860	(398,578)	219,281

	$574,827	$520,337	$181,134	$(398,984)	$877,314

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
Condensed Consolidated Statement of Operations
For the three months ended February 28, 2006
(In thousands)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$11,250	$108,687	$105,992	$(41,111)	$184,818
Refurbishment & parts	—	24,102	20	(18)	24,104
Leasing & services	1,668	26,869	—	(1,245)	27,292

	12,918	159,658	106,012	(42,374)	236,214

Cost of revenue
Manufacturing	10,260	94,310	101,564	(41,643)	164,491
Refurbishment & parts	—	20,853	16	—	20,869
Leasing & services	—	10,687	—	(16)	10,671

	10,260	125,850	101,580	(41,659)	196,031

Margin	2,658	33,808	4,432	(715)	40,183

Other costs
Selling and administrative	4,034	10,024	3,035	(1)	17,092
Interest and foreign exchange	6,275	1,687	606	(1,388)	7,180

	10,309	11,711	3,641	(1,389)	24,272

Earnings (loss) before income taxes, minority interest and equity in earnings (loss) of unconsolidated subsidiaries	(7,651)	22,097	791	674	15,911

Income tax (expense) benefit	3,139	(9,700)	(636)	(269)	(7,466)

	(4,512)	12,397	155	405	8,445

Equity in earnings (loss) of unconsolidated subsidiaries	13,075	1,226	—	(14,183)	118

Net earnings (loss)	$8,563	$13,623	$155	$(13,778)	$8,563

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
Condensed Consolidated Statement of Operations
For the six months ended February 28, 2006
(In thousands)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$11,250	$216,109	$235,060	$(135,767)	$326,652
Refurbishment & parts	—	46,833	51	(18)	46,866
Leasing & services	2,656	48,374	—	(1,972)	49,058

	13,906	311,316	235,111	(137,757)	422,576

Cost of revenue
Manufacturing	10,207	188,107	224,306	(135,098)	287,522
Refurbishment & parts	—	40,826	43	—	40,869
Leasing & services	—	21,142	—	(33)	21,109

	10,207	250,075	224,349	(135,131)	349,500

Margin	3,699	61,241	10,762	(2,626)	73,076

Other costs
Selling and administrative	8,027	19,446	5,161	(1)	32,633
Interest and foreign exchange	10,821	2,622	777	(2,467)	11,753

	18,848	22,068	5,938	(2,468)	44,386

Earnings (loss) before income taxes, minority interest and equity in earnings (loss) of unconsolidated subsidiaries	(15,149)	39,173	4,824	(158)	28,690

Income tax (expense) benefit	6,062	(17,063)	(1,466)	67	(12,400)

	(9,087)	22,110	3,358	(91)	16,290

Equity in earnings (loss) of unconsolidated subsidiaries	25,667	2,623	—	(28,000)	290

Net earnings (loss)	$16,580	$24,733	$3,358	$(28,091)	$16,580

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
Condensed Consolidated Statement of Cash Flows
For the six months ended February 28, 2006
(In thousands)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$16,580	$24,733	$3,358	$(28,091)	$16,580
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	408	4,134	(734)	(67)	3,741
Depreciation and amortization	30	9,566	2,881	(32)	12,445
Gain on sales of equipment	—	(2,808)	—	(4)	(2,812)
Other	—	29	19	—	48
Decrease (increase) in assets
Accounts and notes receivable	(22,063)	52,165	(1,740)	(6,669)	21,693
Inventories	—	4,460	788	—	5,248
Assets held for sale	—	(52,786)	4,832	98	(47,856)
Intangibles and other assets	(57,580)	25,969	(223)	32,636	802
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	(18,501)	(685)	(6,007)	125	(25,068)
Participation	—	(11,199)	—	—	(11,199)
Deferred revenue	(78)	593	2,643	—	3,158

Net cash provided by (used in) operating activities	(81,204)	54,171	5,817	(2,004)	(23,220)

Cash flows from investing activities:
Principal payments received under direct finance leases	—	1,317	—	—	1,317
Proceeds from sales of equipment	—	8,793	—	—	8,793
Investment in and net advances to unconsolidated subsidiaries	—	216	—	—	216
Decrease in restricted cash	—	—	(1,442)	—	(1,442)
Capital expenditures	—	(59,169)	(2,554)	99	(61,624)

Net cash used in investing activities	—	(48,843)	(3,996)	99	(52,740)

Cash flows from financing activities:
Changes in revolving notes	—	—	5,108	—	5,108
Proceeds (expense) from notes payable	58,556	—	—	—	58,556
Repayments of notes payable	(560)	(3,265)	(6,951)	6,500	(4,276)
Repayments of subordinated debt	—	(2,507)	—	—	(2,507)
Dividends	(2,495)	—	—	—	(2,495)
Proceeds from exercise of stock options	3,622	—	—	—	3,622
Tax benefit of stock options exercised	1,299	—	—	—	1,299
Purchase of subsidiary’s shares subject to mandatory redemption	—	—	—	(4,636)	(4,636)

Net cash provided by (used in ) financing activities	60,422	(5,772)	(1,843)	1,864	54,671

Effect of exchange rate changes	19	66	(335)	—	(250)
Decrease in cash and cash equivalents	(20,763)	(378)	(357)	(41)	(21,539)

Cash and cash equivalents
Beginning of period	66,760	472	5,931	41	73,204

End of period	$45,997	$94	$5,574	$—	$51,665

THE GREENBRIER COMPANIES, INC.
Note 14. Subsequent Events
The Company’s Canadian railcar manufacturing facility has recently incurred operating losses as a result of high labor costs, manufacturing inefficiencies, transportation costs associated with a remote location and a strong Canadian currency coupled with a weakening of the market for the primary railcars produced by this entity. These factors have caused management to reassess the value of the assets at the facility in accordance with the Company’s policy on impairment of long-lived assets. Based on an analysis of future undiscounted cash flows associated with these assets, management determined that the carrying value of the assets exceeded their fair market value. Accordingly a $16.5 million pre-tax impairment charge was recorded during the quarter ended February 28, 2007 as special charges on the Consolidated Statement of Operations. Impairment charges consist of $14.1 million associated with property, plant and equipment, $1.3 million related to inventory and $1.1 million write-off of goodwill and other. In addition, an $8.6 million tax benefit related to a write-off of the Company’s investment in its Canadian subsidiary for tax purposes was recorded during the quarter.
On April 3, 2007 the Board of Directors of the Company resolved to permanently close the Company’s Canadian manufacturing facility upon completion of an order in process. Current estimated costs of closure are approximately $10.0 million which will be incurred over the next year and include costs such as severance and other employee related costs, contractual obligations and professional fees. There will be no tax benefit associated with these closure costs.
On March 30, 2007, the Company entered into a $100.0 million senior term note. The note is secured by a pool of leased railcars. The note bears a floating interest rate of LIBOR plus 1% with principal of $0.7 million paid quarterly in arrears and a balloon payment of $81.8 million due at the end of the seven-year loan term. Proceeds will be used to pay down the revolving notes.

THE GREENBRIER COMPANIES, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We currently operate in three primary business segments: manufacturing, refurbishment & parts and leasing & services. These three business segments are operationally integrated. With operations in the United States, Canada, Mexico and Europe the manufacturing segment produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. We may also manufacture new freight cars through the use of unaffiliated subcontractors. The refurbishment & parts segment performs railcar repair, refurbishment and maintenance activities in the United States and Mexico as well as wheel and axle servicing, and production of a variety of parts for the railroad industry. The leasing & services segment owns approximately 10,000 railcars and provides management services for approximately 135,000 railcars for railroads, shippers, carriers, and other leasing and transportation companies in North America. Segment performance is evaluated based on margins. We also produce rail castings through an unconsolidated joint venture.
Our manufacturing backlog of railcars for sale and lease as of February 28, 2007 was approximately 14,300 railcars with an estimated value of $990.0 million and are expected to be delivered through 2010. This compares to 18,300 railcars valued at $1.2 billion as of February 28, 2006. Backlog includes approximately 7,700 units that are subject to our fulfillment of certain competitive conditions. Substantially all of the current backlog has been priced to cover anticipated material price increases or decreases and surcharges. As these sales prices include an anticipated pass-through of vendor material price increases and surcharges, they are not necessarily indicative of increased margins on future production. There is still risk that material prices could increase beyond amounts used to price our sale contracts which would adversely impact margins upon production.
A collective bargaining agreement at our Canadian facility expired on October 31, 2006. The union has been working without a contract since then while negotiations were in progress. In March 2007, a new three-year collective bargaining agreement was reached.
Our Company’s Canadian railcar manufacturing facility has recently incurred operating losses as a result of high labor costs, manufacturing inefficiencies, transportation costs associated with a remote location and a strong Canadian currency coupled with a weakening of the market for the primary types of railcars produced by this entity. These factors have caused us to reassess the value of the assets at the facility in accordance with our policy on impairment of long-lived assets. Based on an analysis of future undiscounted cash flows associated with these assets, we determined that the carrying value of the assets exceeded their fair market value. Accordingly a $16.5 million pre-tax impairment charge was recorded during the quarter ended February 28, 2007 as special charges on the Consolidated Statement of Operations. Impairment charges consist of $14.1 million associated with property, plant and equipment, $1.3 million related to inventory and $1.1 million write-off of goodwill and other. In addition, an $8.6 million tax benefit related to a write-off of our investment in our Canadian subsidiary for tax purposes was recorded during the quarter.
On April 3, 2007 the Board of Directors of the Company resolved to permanently close the Company’s Canadian manufacturing facility upon completion of a current order in process. Current estimated costs of closure are approximately $10.0 million which will be incurred over the next year and include costs such as severance and other employee related costs, contractual obligations and professional fees. There will be no tax benefit associated with these closure costs.
In November 2006, we acquired all of the outstanding stock of Meridian Rail Holdings, Corp. for $238.4 million which includes the initial purchase price of $227.5 million plus working capital adjustments. Meridian is a leading supplier of wheel maintenance services to the North American freight car industry. Operating out of six facilities, Meridian supplies replacement wheel sets and axles to approximately 170 freight car maintenance locations where worn or damaged wheels, axles, or bearings are replaced. Meridian also performs coupler reconditioning and railcar repair at one of its facilities.

THE GREENBRIER COMPANIES, INC.
In October 2006, we formed a joint venture with Grupo Industrial Monclova (GIMSA) to build new railroad freight cars for the North American marketplace at GIMSA’s existing manufacturing facility, located in Monclova, Mexico. The initial investment was less than $10.0 million for one production line and each party will maintain a 50% interest in the joint venture. Production is anticipated to begin late in our third quarter of 2007. The financial results of this operation are consolidated for financial reporting purposes.
In September 2006, we purchased substantially all of the operating assets of Rail Car America (RCA), its American Hydraulics division and the assets of its wholly owned subsidiary, Brandon Corp. RCA is a provider of intermodal and conventional railcar repair services in North America, operating from four repair facilities throughout the United States. RCA also reconditions and repairs end-of-railcar cushioning units through its American Hydraulics division and operates a switching line in Nebraska through Brandon Corp. The purchase price of the net assets was $32.1 million.
Certain materials and components continue to be in short supply, including castings, wheels, axles and couplers, which could potentially impact production at our new railcar and refurbishment facilities. In addition, a European supplier is experiencing difficulties in meeting its commitment to supply critical railcar components which is impacting production efficiencies and railcar deliveries at our European operations. In an effort to mitigate shortages and reduce supply chain costs, we have entered into strategic alliances for the global sourcing of certain components and continue to pursue strategic opportunities to protect and enhance our supply chain.
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
Warranty accruals — Warranty costs to cover a defined warranty period are estimated and charged to operations. The estimated warranty cost is based on historical warranty claims for each particular product type. For new product types without a warranty history, preliminary estimates are based on historical information for similar product types.

THE GREENBRIER COMPANIES, INC.
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
Impairment of long-lived assets - When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets will be evaluated for impairment. If the forecast undiscounted future cash flows is less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to fair value will be recognized in the current period. These estimates are based on the best information available at the time of the impairment and could be materially different if circumstances change.
Results of Operations
Three Months Ended February 28, 2007 Compared to Three Months Ended February 28, 2006
Overview
Total revenues for the three months ended February 28, 2007 were $240.0 million, an increase of $3.8 million from revenues of $236.2 million in the prior comparable period. Net loss was $6.1 million for the three months ended February 28, 2007 compared to net earnings of $8.6 million for the three months ended February 28, 2006. The net loss in the current period includes a special charge of $16.5 million and $8.6 million in tax benefit associated with a write-off of our investment in our Canadian subsidiary for tax purposes
Manufacturing Segment
Manufacturing revenue includes results from new railcar and marine production. New railcar delivery and backlog information includes all facilities and orders that may be manufactured by unaffiliated subcontractors.
Manufacturing revenue for the three months ended February 28, 2007 was $119.2 million compared to $184.8 million in the corresponding prior period, a decrease of $65.6 million. The decrease is primarily the result of lower railcar deliveries offset somewhat by higher per unit prices. New railcar deliveries were approximately 1,200 units in the current period compared to 2,800 units in the prior comparable period. The decline in deliveries is due to the impact of a slower North American market for railcar types we currently produce, increased production of railcars for our lease fleet or held for sale and production inefficiencies in certain of our facilities. In addition, a European supplier is experiencing difficulties in meeting its commitment to supply critical railcar components which is impacting production efficiencies and timing of railcar deliveries at our European operations. The majority of current period deliveries consist of conventional railcars as opposed to the prior comparable period when the majority of deliveries were intermodal railcars. Multi-unit intermodal railcars generally have per unit selling prices that are less than conventional railcars.
Manufacturing margin percentage for the three months ended February 28, 2007 was 2.8% compared to a margin of 11.0% for the three months ended February 28, 2006. The decrease was primarily due to a less favorable product mix, manufacturing inefficiencies, lower production rates and $3.0 million in negative margin at our Canadian facility that was shut down for substantially all of the quarter.
Refurbishment & Parts Segment
Refurbishment & parts revenue of $95.3 million for the three months ended February 28, 2007 increased by $71.2 million from revenue of $24.1 million in the prior comparable period. The increase was primarily due to acquisition related growth of $66.7 million and increases in both wheelset sales and refurbishment and retrofitting work at repair and refurbishment facilities.

THE GREENBRIER COMPANIES, INC.
Refurbishment & parts margin percentage was 15.9% for the three months ended February 28, 2007 compared to 13.4% for the three months ended February 28, 2006. The acquisition of Meridian in the current year has resulted in a greater mix of wheel reconditioning work which combined with increases in volume of railcar program maintenance contributed to the margin increase.
Leasing & Services Segment
Leasing & services revenue decreased $1.8 million, or 6.6%, to $25.5 million for the three months ended February 28, 2007 compared to $27.3 million for the three months ended February 28, 2006. The change is primarily a result of a reduction in interim rent on railcars held for sale and reduced interest revenue associated with lower cash balances, partially offset by a $0.3 million increase in gains on disposition of assets from the lease fleet. Pre-tax earnings of $2.6 million were realized on the disposition of leased equipment, compared to $2.2 million in the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.
Leasing & services margin, as a percentage of revenue, was 52.0% and 60.9% for the three-month periods ended February 28, 2007 and 2006. The decrease was primarily a result of a reduction in interim rent on assets held for sale and decreased interest income, partially offset by increased gains on disposition of assets from the lease fleet, all of which have no associated cost of revenue. In addition, current period margins were adversely impacted by increases in movement and storage costs on assets held for sale.
Other Costs
Selling and administrative expense was $18.8 million for the three months ended February 28, 2007 compared to $17.1 million for the comparable prior period, an increase of $1.7 million. The change is primarily due to $1.5 million associated with entities acquired during the quarter. In addition, increases in professional services and consulting fees for integration of acquired companies and improvements in our technology infrastructure were partially offset by decreases in incentive compensation.
Interest and foreign exchange increased $3.2 million to $10.4 million for the three months ended February 28, 2007, compared to $7.2 million in the prior comparable period. The increase is due to higher outstanding debt levels. Both periods included foreign exchange gains of approximately $0.2 million.
Special Charges
Our Company’s Canadian railcar manufacturing facility has recently incurred operating losses as a result of high labor costs, manufacturing inefficiencies, transportation costs associated with a remote location and a strong Canadian currency coupled with a weakening of the market for the primary railcars produced by this entity. These factors have caused us to reassess the value of the assets at the facility in accordance with our policy on impairment of long-lived assets. Based on an analysis of future undiscounted cash flows associated with these assets, we determined that the carrying value of the assets exceeded their fair market value. Accordingly a $16.5 million pre-tax impairment charge was recorded during the quarter ended February 28, 2007 as special charges on the Consolidated Statement of Operations. Impairment charges consist of $14.1 million associated with property, plant and equipment, $1.3 million related to inventory and $1.1 million write-off of goodwill and other. In addition, an $8.6 million tax benefit related to a write-off of our investment in our Canadian subsidiary for tax purposes was recorded during the quarter.

THE GREENBRIER COMPANIES, INC.
Income Taxes
Our effective tax rate was a 59.3% tax benefit for the three months ended February 28, 2007 and a 46.9% tax expense for the three months ended February 28, 2006. The current period includes an $8.6 million tax benefit associated with a write-off of our investment in our Canadian subsidiary for tax purposes. Income tax expense in the current period, excluding this $8.6 million tax benefit, was $0.3 million or 12.9% of pre-tax earnings excluding special charges of $16.5 million. The current period also includes a $0.5 million benefit associated with reversal of contingencies and amended state income tax provisions. The tax rate excluding both of the above items is 32.1%. The fluctuations in the effective tax rate are due to the geographical mix of pre-tax earnings and losses, tax accruals based on foreign statutory accounting records with minimum tax requirements in certain local jurisdictions and operating losses for certain operations with no related accrual of tax benefit. Our tax rate in the United States for the three months ended February 28, 2007 represents a tax rate of 40.0% as compared to 40.5% in the prior comparable period. Both periods include varying tax rates on foreign operations.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in loss of the castings joint venture was $0.5 million for the three months ended February 28, 2007 compared to earnings of $0.1 million for the three months ended February 28, 2006. The decline in earnings is associated with additional warranty accruals and lower production levels.
Six Months Ended February 28, 2007 Compared to Six Months Ended February 28, 2006
Overview
Total revenues for the six months ended February 28, 2007 were $486.6 million, an increase of $64.0 million from revenues of $422.6 million in the prior comparable period. Net loss was $4.2 million for the six months ended February 28, 2007 compared to net earnings of $16.6 million for the six months ended February 28, 2006. The net loss in the current period includes a special charge of $16.5 million and $8.6 million in tax benefit associated with a write-off of our investment in our Canadian subsidiary for tax purposes.
Manufacturing Segment
Manufacturing revenue for the six months ended February 28, 2007 was $287.9 million compared to $326.7 million in the corresponding prior period, a decrease of $38.8 million, or 11.9%. The decrease is primarily the result of lower railcar deliveries offset somewhat by higher per unit prices. New railcar deliveries were approximately 3,200 units in the current period compared to 5,200 units in the prior comparable period. Delivery declines are due to reduced production rates associated with a slowdown in the North American market for railcar types we currently produce, line changeovers, and production difficulties realized on the introduction of certain conventional railcar types. The majority of current period deliveries consist of conventional railcars as opposed to the prior comparable period when the majority of deliveries were intermodal. Multi-unit intermodal railcars generally have per unit selling prices that are less than conventional railcars.
Manufacturing margin percentage for the six months ended February 28, 2007 was 3.6% compared to 12.0% for the six months ended February 28, 2006. The decrease was primarily due to a less favorable product mix, lower production rates, $5.5 million in negative margin at our Canadian facility that was shut down for four months and line changeovers, production difficulties and inefficiencies realized on the introduction of certain conventional railcar types.
Refurbishment & Parts Segment
Refurbishment & parts revenue of $146.5 million for the six months ended February 28, 2007 increased by $99.6 million from revenue of $46.9 million in the prior comparable period. The increase was primarily due to acquisition related growth of $85.0 million and increases in both wheelset sales and refurbishment and retrofitting work at repair and refurbishment facilities.

THE GREENBRIER COMPANIES, INC.
Refurbishment & parts margin was 14.6% for the six months ended February 28, 2007 compared to 12.8% for the six months ended February 28, 2006. The acquisition of Meridian in the current year has resulted in a greater mix of wheel reconditioning work which combined with increases in volume of railcar program maintenance contributed to the margin increase.
Leasing & Services Segment
Leasing & services revenue increased $3.1 million, or 6.3%, to $52.2 million for the six months ended February 28, 2007 compared to $49.1 million for the six months ended February 28, 2006. The change is primarily a result of a $3.0 million increase in gains on disposition of assets from the lease fleet. Pre-tax earnings of $5.8 million were realized on the disposition of leased equipment, compared to $2.8 million in the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.
Leasing & services operating margin percentage decreased to 55.8% for the six months ended February 28, 2007 compared to 57.0% for the six months ended February 28, 2006. The decrease was primarily a result of increases in transportation and storage costs on assets held for sale and adjustments to maintenance accruals, partially offset by gains on dispositions from the lease fleet.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in loss of the castings joint venture was $0.4 million for the six months ended February 28, 2007 compared to earnings of $0.3 million for the six months ended February 28, 2006. The decline in earnings is associated with additional warranty accruals and lower production levels.
Other Costs
Selling and administrative costs were $35.9 million for the six months ended February 28, 2007 compared to $32.6 million for the comparable prior period, an increase of $3.3 million, or 10.1%. The change is primarily due to $1.9 million associated with entities acquired during the quarter, increases in professional services and consulting fees for integration of acquired companies, and costs related to improvements in our technology infrastructure, partially offset by decreases in incentive compensation.
Interest and foreign exchange increased $8.3 million to $20.1 million for the six months ended February 28, 2007, compared to $11.8 million in the prior comparable period. The increase is due to higher debt levels, a $1.2 million write-off of loan origination costs on our prior revolving facility and foreign exchange fluctuations. Current period results include foreign exchange losses of $0.2 million as compared to foreign exchange gains of $0.6 million in the prior comparable period.
Special Charges
Our Company’s Canadian railcar manufacturing facility has recently incurred operating losses as a result of high labor costs, manufacturing inefficiencies, transportation costs associated with a remote location and a strong Canadian currency coupled with a weakening of the market for the primary railcars produced by this entity. These factors have caused us to reassess the value of the assets at the facility in accordance with our policy on impairment of long-lived assets. Based on an analysis of future undiscounted cash flows associated with these assets, we determined that the carrying value of the assets exceeded their fair market value. Accordingly a $16.5 million pre-tax impairment charge was recorded during the quarter ended February 28, 2007 as special charges on the Consolidated Statement of Operations. Impairment charges consist of $14.1 million associated with property, plant and equipment, $1.3 million related to inventory and $1.1 million write-off of goodwill and other. In addition, an $8.6 million tax benefit related to a write-off of our investment in our Canadian subsidiary for tax purposes was recorded during the quarter.

THE GREENBRIER COMPANIES, INC.
Income Tax
Our effective tax rate was a 66.4% tax benefit for the six months ended February 28, 2007 and a 43.2% tax expense for the six months ended February 28, 2006. The current period includes an $8.6 million tax benefit associated with a write-off of our investment in our Canadian subsidiary for tax purposes. Income tax expense in the current period, excluding this $8.6 million tax benefit, was $0.9 million or 18.5% of pre-tax earnings excluding special charges of $16.5 million. The current period includes a $0.5 million tax benefit for Mexican asset based tax credits and a $0.5 million benefit associated with reversal of contingencies and amended state income tax provisions. The tax rate excluding both of the above items is 38.6%. The fluctuations in the effective tax rate are due to the geographical mix of pre-tax earnings and losses, tax accruals based on foreign statutory accounting records with minimum tax requirements in certain local jurisdictions and operating losses for certain operations with no related accrual of tax benefit. Our tax rate in the United States for the six months ended February 28, 2007 represents a tax rate of 40.0% as compared to 40.5% in the prior comparable period. Both periods include varying tax rates on foreign operations.
Liquidity and Capital Resources
During the six months ended February 28, 2007, cash decreased $136.7 million to $6.2 million from $142.9 million at August 31, 2006. Cash usage was primarily for the acquisitions of Meridian and RCA.
Cash used in operations for the six months ended February 28, 2007 was $76.7 million compared to $23.2 million for the six months ended February 28, 2006. The change is due primarily to changes in working capital including current period sales of $25.7 million with longer payment terms and increases in inventory and railcars held for sale.
Cash used in investing activities was $278.2 million for the six months ended February 28, 2007 compared to $52.7 million in the prior comparable period. The increased cash utilization was primarily due to the acquisitions of Meridian and RCA and increased capital expenditures.
Capital expenditures totaled $78.4 million and $61.6 million for the six months ended February 28, 2007 and 2006. Of these capital expenditures, approximately $70.1 million and $52.5 million were attributable to leasing & services operations. Leasing & services capital expenditures for 2007 are expected to be approximately $100.0 million. Our capital expenditures have increased as we replace the maturing direct finance leases. We regularly sell assets from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures. Proceeds from sale of equipment from the lease fleet in 2007 are expected to be approximately $100.0 million.
Approximately $6.1 million and $7.6 million of capital expenditures for the six months ended February 28, 2007 and 2006 were attributable to manufacturing operations. Capital expenditures for manufacturing operations are expected to be approximately $16.0 million in 2007 and primarily relate to increased efficiency and expansion of manufacturing capacity through our joint venture in Mexico.
Refurbishment & parts capital expenditures for the six months ended February 28, 2007 and 2006 were $2.2 million and $1.5 million and are expected to be approximately $9.0 million in 2007.
Cash provided by financing activities was $217.7 million for the six months ended February 28, 2007 compared to $54.7 million in the six months ended February 28, 2006. During the six months ended February 28, 2007 we received $219.8 million in net proceeds from borrowings under revolving credit lines. In the prior period, net cash proceeds of $58.6 million were received from a senior unsecured debt offering.
All amounts originating in foreign currency have been translated at the February 28, 2007 exchange rate for the following discussion. Senior secured credit facilities aggregated $330.6 million as of February 28, 2007. Available borrowings are generally based on defined levels of inventory, receivables, and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which at February 28, 2007 levels would provide for maximum borrowing of $282.7 million of which $242.9 million in revolving notes and $3.5 million in letters of credit are outstanding. A $290.0 million revolving line of credit is available through November 2011 to provide working capital and interim financing of equipment for the United States and Mexican operations. A $10.0 million line of credit is available through November 2011 for working capital for Canadian manufacturing operations.

THE GREENBRIER COMPANIES, INC.
Advances under the U.S. and Canadian facilities bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. At February 28, 2007, there were $203.5 million and $9.0 million outstanding under the United States and Canadian credit facilities. Lines of credit totaling $30.6 million are available principally through June 2008 for working capital needs of the European manufacturing operation. The European credit facility had $30.4 million outstanding as of February 28, 2007. Borrowings under our revolving notes decreased to approximately $100.0 million as of March 31, 2007 as a result of cash proceeds from operations, equipment sales and the issuance of $100.0 million in term debt.
In accordance with customary business practices in Europe, we have $23.2 million in bank and third party performance, advance payment and warranty guarantee facilities all of which has been utilized as of February 28, 2007. To date, no amounts have been drawn under these performance, advance payment and warranty guarantees.
We have advanced $1.5 million in long term advances to an unconsolidated subsidiary which are secured by accounts receivable and inventory. As of February 28, 2007, this same unconsolidated subsidiary had $7.4 million in third party debt for which we have guaranteed 33% or approximately $2.5 million.
We have outstanding letters of credit aggregating $3.5 million associated with facility leases and payroll.
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
Forward-Looking Statements
From time to time, Greenbrier or its representatives have made or may make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:
•	availability of financing sources and borrowing base for working capital, other business development activities, capital spending and railcar warehousing activities;

•	ability to renew or obtain sufficient lines of credit and performance guarantees on acceptable terms;

•	ability to utilize beneficial tax strategies;

•	ability to grow our refurbishment & parts and lease fleet and management services business;

•	ability to obtain sales contracts which contain provisions for the escalation of prices due to increased costs of materials and components;

•	ability to liquidate Canadian assets at current estimated liquidation values;

•	ability to obtain adequate certification and licensing of products; and

•	short- and long-term revenue and earnings effects of the above items.

THE GREENBRIER COMPANIES, INC.
Forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier’s control. The following are among the factors that could cause actual results or outcomes to differ materially from the forward-looking statements:
•	a delay or failure of acquired businesses, products or services to compete successfully;

•	decreases in carrying value of assets due to impairment;

•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

•	changes in future maintenance or warranty requirements;

•	fluctuations in demand for newly manufactured railcars or failure to obtain orders as anticipated in developing forecasts;

•	effects of local statutory accounting conventions on compliance with covenants in certain loan agreements;

•	domestic and global business conditions and growth or reduction in the surface transportation industry;

•	ability to maintain good relationships with third party labor providers or collective bargaining units;

•	steel price increases, scrap surcharges and other commodity price fluctuations and their impact on railcar demand and margin;

•	ability to deliver railcars in accordance with customer specifications;

•	changes in product mix and the mix between reporting segments;

•	labor disputes, energy shortages or operating difficulties that might disrupt manufacturing operations or the flow of cargo;

•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of alliance partners, subcontractors or suppliers;

•	ability to obtain suitable contracts for railcars held for sale;

•	lower than anticipated residual values for leased equipment;

•	discovery of defects in railcars resulting in increased warranty costs or litigation;

•	resolution or outcome of investigations and pending or future litigation;

•	the ability to consummate expected sales;

•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under the contracts as anticipated;

•	financial condition of principal customers;

•	impact of fluctuations in steel scrap prices on wheel margins;

•	market acceptance of products;

•	ability to determine and obtain adequate levels of insurance at acceptable rates;

•	competitive factors, including introduction of competitive products, price pressures, limited customer base and competitiveness of our manufacturing facilities and products;

•	industry over-capacity and our manufacturing capacity utilization;

•	continued industry demand at current and anticipated levels for railcar products;

•	domestic and global political, regulatory or economic conditions including such matters as terrorism, war, embargoes or quotas;

•	ability to adjust to the cyclical nature of the railcar industry;

•	the effects of car hire deprescription on leasing revenue;

•	changes in interest rates;

•	actions by various regulatory agencies;

•	changes in fuel and/or energy prices;

•	availability of a trained work force and availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;

•	ability to replace lease revenue and earnings from maturing and terminating leases with revenue and earnings from additions to the lease fleet, lease renewals and management services; and

•	financial impacts from currency fluctuations in our worldwide operations.
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

THE GREENBRIER COMPANIES, INC.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We have operations in Canada, Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At February 28, 2007, $4.0 million of forecast sales were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results. We believe the exposure to foreign exchange risk is not material.
In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At February 28, 2007, net assets of foreign subsidiaries aggregated $35.4 million and a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of $3.5 million, 1.6% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.
Interest Rate Risk
We have managed our floating rate debt with interest rate swap agreements, effectively converting $12.0 million of variable rate debt to fixed rate debt. At February 28, 2007, the exposure to interest rate risk is reduced since 59% of our debt has fixed rates and 41% has floating rates. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt. At February 28, 2007, a uniform 10% increase in interest rates would result in approximately $1.7 million of additional annual interest expense.

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
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

THE GREENBRIER COMPANIES, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There is hereby incorporated by reference the information disclosed in Note 12 to Consolidated Financial Statements, Part I of this quarterly report.
Item 1A. Risk Factors
There have been no material changes in our risk factors described in our amended Annual Report on Form 10K/A for the year ended August 31, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Stockholders of the Company, held on January 9, 2007, three proposals were voted upon by the Company’s stockholders. A brief discussion of each proposal voted upon at the Annual Meeting and the number of votes cast for, against, withheld, abstentions and broker non-votes to each proposal are set forth below.
A vote was taken at the Annual Meeting for the election of three Directors of the Company to hold office until the Annual Meeting of Stockholders to be held in 2010 and one director to hold office until the Annual Meeting of Stockholders to be held in 2008 or until their successors are elected and qualified. The aggregate numbers of shares of Common Stock voted in person or by proxy for each nominee were as follows:

	Votes for			Broker Non-
Nominee	Election	Votes Withheld	Votes Abstained	Votes
Graeme Jack	15,047,317	152,335	—	—
Duane C. McDougall	14,356,164	843,488	—	—
A. Daniel O’Neal	14,984,258	215,394	—	—
Donald A. Washburn	15,046,060	153,592	—	—
A vote was taken at the Annual Meeting on the proposal to approve the terms of the annual bonus plan for the Company’s President and Chief Executive Officer, William A. Furman. The aggregate number of shares of Common Stock in person or by proxy which voted for, voted against, abstained, or broker non-votes from the vote were as follows:

	Votes against
Votes for Approval	Approval	Votes Abstained	Broker Non-Votes
13,662,303	1,514,305	23,044	—
A vote was taken at the Annual Meeting on the proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year ended August 31, 2007. The aggregate number of shares of Common Stock in person or by proxy which voted for, voted against, abstained and broker non-votes from the vote were as follows:

Votes for Ratification	Votes against Ratification	Votes Abstained	Broker Non-Votes
15,062,794	129,613	7,244	—
The foregoing proposals are described more fully in the Company’s definitive proxy statement dated November 20, 2006, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

THE GREENBRIER COMPANIES, INC.
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

THE GREENBRIER COMPANIES, INC.
Date: April 4, 2007	By:	/s/ Larry G. Brady
Larry G. Brady
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)