Form 10-Q
period 2007-05-31
GREENBRIER COMPANIES INC
filed 2007-07-10
CIK 923120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended May 31, 2007

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
The number of shares of the registrant’s common stock, without par value, outstanding on July 5, 2007 was 16,174,363 shares.

THE GREENBRIER COMPANIES, INC.
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Consolidated Balance Sheets
(In thousands, except per share amounts, unaudited)

	May 31,	August 31,
	2007	2006
Assets
Cash and cash equivalents	$28,319	$142,894
Restricted cash	2,651	2,056
Accounts and notes receivable	134,440	115,565
Inventories	197,642	163,151
Assets held for sale	45,898	35,216
Equipment on operating leases	296,946	301,009
Investment in direct finance leases	9,195	6,511
Property, plant and equipment	109,645	80,034
Goodwill	166,813	2,896
Intangibles and other assets	70,963	27,982

	$1,062,512	$877,314

Liabilities and Stockholders’ Equity
Revolving notes	$58,300	$22,429
Accounts payable and accrued liabilities	224,225	204,793
Participation	2,975	11,453
Deferred income taxes	53,920	37,472
Deferred revenue	26,093	17,481
Notes payable	461,876	362,314

Subordinated debt	—	2,091

Minority interest	5,082	—

Commitments and contingencies (Note 14)	—	—

Stockholders’ equity:
Preferred stock — without par value; 25,000 shares authorized; none outstanding	—	—
Common stock — without par value; 50,000 shares authorized; 16,174 and 15,954 shares outstanding at May 31, 2007 and August 31, 2006	16	16
Additional paid-in capital	76,514	71,124
Retained earnings	153,507	148,542
Accumulated other comprehensive income (loss)	4	(401)

	230,041	219,281

	$1,062,512	$877,314

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Revenue
Manufacturing	$241,399	$208,405	$529,293	$535,058
Refurbishment & parts	118,213	27,647	264,760	74,512
Leasing & services	26,994	30,036	79,154	79,094

	386,606	266,088	873,207	688,664

Cost of revenue
Manufacturing	221,203	188,353	498,713	475,875
Refurbishment & parts	96,288	23,091	221,408	63,960
Leasing & services	11,339	10,172	34,370	31,281

	328,830	221,616	754,491	571,116

Margin	57,776	44,472	118,716	117,548

Other costs
Selling and administrative	20,092	17,896	56,017	50,528
Interest and foreign exchange	10,930	6,149	30,986	17,903
Special charges	3,091	—	19,576	—

	34,113	24,045	106,579	68,431

Earnings before income tax expense, minority interest and equity in unconsolidated subsidiary	23,663	20,427	12,137	49,117
Income tax expense	(11,047)	(9,866)	(3,398)	(22,266)

Earnings before minority interest and equity in unconsolidated subsidiary	12,616	10,561	8,739	26,851

Minority interest	178	—	217	—
Equity in earnings (loss) of unconsolidated subsidiary	223	119	(140)	409

Net earnings	$13,017	$10,680	$8,816	$27,260

Basic earnings per common share	$0.81	$0.67	$0.55	$1.74

Diluted earnings per common share	$0.81	$0.67	$0.55	$1.71

Weighted average common shares:

Basic	16,105	15,887	16,017	15,685
Diluted	16,139	15,979	16,058	15,918
The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	May 31,
	2007		2006
Cash flows from operating activities
Net earnings		$8,816	$27,260
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income taxes		2,688	3,049
Depreciation and amortization		24,496	18,673
Gain on sales of equipment		(10,781)	(10,606)
Special charges		19,576	—
Other		(148)	59
Decrease (increase) in assets excluding acquisitions:
Accounts and notes receivable		4,553	29,633
Inventories		10,916	(22,959)
Assets held for sale		1,556	(25,523)
Intangible and other		(1,667)	350
Increase (decrease) in liabilities excluding acquisitions:
Accounts payable and accrued liabilities		(27,831)	(10,671)
Participation		(8,478)	(10,814)
Deferred revenue		6,114	7,242

Net cash provided by operating activities		29,810	5,693

Cash flows from investing activities
Principal payments received under direct finance leases		426	1,710
Proceeds from sales of equipment		114,719	23,665
Investment in and net advances to unconsolidated subsidiary		(869)	517
Acquisitions, net of cash acquired		(267,903)	—
Increase in restricted cash		(445)	(1,961)
Capital expenditures		(126,442)	(67,146)

Net cash used in investing activities		(280,514)	(43,215)

Cash flows from financing activities
Changes in revolving notes		34,106	7,858
Proceeds from issuance of notes payable		99,441	154,933
Repayments of notes payable		(4,082)	(5,740)
Repayment of subordinated debt		(2,091)	(3,615)
Investment by joint venture partner		5,400	—
Dividends paid		(3,851)	(3,766)
Stock options and restricted stock awards exercised		2,616	5,010
Excess tax benefit of stock options exercised		2,774	1,949
Purchase of subsidiary shares subject to mandatory redemption		—	(4,636)

Net cash provided by financing activities		134,313	151,993

Effect of exchange rate changes		1,816	(1,015)
Increase (decrease) in cash and cash equivalents		(114,575)	113,456
Cash and cash equivalents
Beginning of period		142,894	73,204

End of period		$28,319	$186,660

Cash paid during the period for
Interest		$30,876	$22,176
Income taxes		$3,487	$13,855
Non-cash activity
Transfer of railcars held for sale to equipment on operating leases		$—	$23,954
Supplemental disclosure of non-cash activity:
Assumption of Rail Car America capital lease obligation		$119	$—
Supplemental disclosure of acquisitions (see note 2)
Assets acquired, net of cash		$(327,802)	$—
Liabilities assumed		53,768	—
Acquisition note payable		3,000	—
Cash acquired		3,131

Cash paid for acquisitions, net of cash acquired	$	(267,903)	$—

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Interim Financial Statements
The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of May 31, 2007 and for the three months and nine months ended May 31, 2007 and 2006 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals except for special charges) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three and nine months ended May 31, 2007 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2007. Certain reclassifications have been made to the prior period’s Consolidated Financial Statements to conform to the current year presentation.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2006 Annual Report on Form 10-K/A.
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
Minority interest – In October 2006, the Company formed a joint venture with Grupo Industrial Monclova (GIMSA) to manufacture new railroad freight cars for the North American marketplace at GIMSA’s existing manufacturing facility located in Monclova, Mexico. Each party maintains a 50% ownership. Production began late in the Company’s third quarter of 2007. The financial results of this operation are consolidated for financial reporting purposes as the Company maintains a controlling interest as evidenced by the right to appoint the majority of the board of directors, control over accounting, financing, marketing and engineering, and approval and design of products. The minority interest reflected in the Company’s consolidated financial statements represents the joint venture partner’s equity in this venture.
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
Prospective Accounting Changes –In July 2006, the FASB issued FASB interpretation (FIN) No. 48, Accounting for Uncertainties in Income Tax – an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainties in income taxes. It prescribes a recognition and measurement threshold for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for the Company for the fiscal year beginning September 1, 2007. Management continues to determine if there will be any impact on the Consolidated Financial Statements.

THE GREENBRIER COMPANIES, INC.
Note 2 – Acquisitions
Rail Car America
On September 11, 2006, the Company purchased substantially all of the operating assets of Rail Car America (RCA), its American Hydraulics division and the assets of its wholly owned subsidiary, Brandon Corp. RCA, a provider of intermodal and conventional railcar repair services in North America, operates from four repair facilities in the United States. RCA also reconditions and repairs end-of-railcar cushioning units through its American Hydraulics division and operates a switching line in Nebraska through Brandon Corp. The purchase price of the net assets was $29.1 million of cash and a $3.0 million promissory note due in September 2008. The financial results of these operations since the acquisition are reported in the Company’s consolidated financial statements as part of the refurbishment & parts segment. The impact of this acquisition was not material to the Company’s consolidated results of operations; therefore, proforma financial information has not been included.
The allocation of the purchase price among certain assets and liabilities is still in process. As a result, the information shown below is preliminary and subject to further refinement upon completion of analyses and valuations.
The fair value of the net assets acquired from RCA was as follows:
(In thousands)

Accounts and notes receivable	$661
Inventories	7,798
Property, plant and equipment	22,011
Intangibles and other	3,783

Total assets acquired	34,253

Accounts payable and accrued liabilities	1,985
Notes Payable	119

Total liabilities assumed	2,104

Net assets acquired	$32,149

Meridian Rail Holdings Corp.
On November 6, 2006, the Company acquired 100% of the stock of Meridian Rail Holdings Corp. (Meridian) for $237.9 million in cash which includes the purchase price of $227.5 million plus working capital adjustments. Meridian is a leading supplier of wheel maintenance services to the North American freight car industry. Operating out of six facilities, Meridian supplies replacement wheel sets and axles to approximately 170 freight car maintenance locations where worn or damaged wheels, axles, or bearings are reconditioned or replaced. Meridian also performs coupler reconditioning and railcar repair at other facilities. The financial results since the acquisition are reported in the Company’s consolidated financial statements as part of the refurbishment & parts segment.
The allocation of the purchase price among certain assets and liabilities is still in process. As a result, the information shown below is preliminary and subject to further refinement upon completion of analyses and valuations.

THE GREENBRIER COMPANIES, INC.
The preliminary fair value, based on historical costs, of the net assets acquired in the Meridian acquisition was as follows:
(In thousands)

Cash and cash equivalents	$3,053
Accounts and notes receivable	20,384
Inventories	51,814
Property, plant and equipment	15,074
Goodwill	161,988
Intangibles and other	36,993

Total assets acquired	289,306

Accounts payable and accrued liabilities	37,591
Deferred income taxes	13,830

Total liabilities assumed	$51,421

Net assets acquired	$237,885

As a result of the preliminary allocation of the purchase price among assets and liabilities, $162.0 million in goodwill was recorded in the consolidated financial statements.
The unaudited pro forma financial information presented below has been prepared to illustrate Greenbrier’s consolidated results had the acquisition of Meridian occurred at the beginning of each period presented:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(In thousands, except per share amounts)	2007	2006	2007	2006
Revenue	$386,606	$326,302	$924,039	$847,409
Net earnings	$13,017	$15,088	$13,597	$39,552
Basic earnings per share	$0.81	$0.95	$0.85	$2.52
Diluted earnings per share	$0.81	$0.94	$0.85	$2.48
This unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the fiscal year, and may not be indicative of the results of future operations of the Company.
Other Acquisitions.
The Company acquired another small operation for $4.0 million that was not material to the Company’s consolidated results of operations; therefore, proforma financial information has not been included. As a result of the allocation of purchase price among assets and liabilities, $2.6 million in goodwill was recorded.
Note 3- Special Charges
The Company’s Canadian railcar manufacturing facility has been incurring operating losses as a result of high labor costs, manufacturing inefficiencies, transportation costs associated with a remote location and a strong Canadian currency coupled with a weakening of the market for the primary railcars produced by this entity. These factors caused management to reassess the value of the assets of this facility in accordance with the Company’s policy on impairment of long-lived assets. Based on an analysis of future undiscounted cash flows associated with these assets, management determined that the carrying value of the assets exceeded their fair market value. Accordingly a $16.5 million impairment charge was recorded in February 2007 as a special charge on the Consolidated Statement of Operations. In April 2007, the Company’s board of directors approved the permanent closure of this facility resulting in additional special charges of $3.1 million in the quarter ended May 31, 2007. As a result of the asset impairment and subsequent facility closure, aggregate special charges of $19.6 million recorded during the nine

THE GREENBRIER COMPANIES, INC.
months ended May 31, 2007 consist of $14.1 million of impairment of property, plant and equipment, $1.3 million of inventory impairment, $1.1 million impairment of goodwill and other, $2.9 million of severance costs and $0.2 million of professional and other fees associated with the closure.
Note 4 – Inventories

	May 31,	August 31,
(In thousands)	2007	2006
Manufacturing supplies and raw materials	$111,792	$49,631
Work-in-process	93,722	118,555
Lower of cost or market adjustment	(7,872)	(5,035)

	$197,642	$163,151

Note 5 – Goodwill
Changes in the carrying value of goodwill for the nine months ended May 31, 2007 is as follows:

		Refurbishment	Leasing &
(In thousands)	Manufacturing	& parts	Services	Total
Balance August 31, 2006	$1,922	$974	$—	$2,896
Additions	—	161,988	2,564	164,552
Impairment	(635)	—	—	(635)

Balance May 31, 2007	$1,287	$162,962	$2,564	$166,813

During the nine months ended May 31, 2007, $164.6 million in goodwill was generated from acquisitions as discussed in Note 2. An impairment charge, recorded in February 2007, discussed in Note 3 included the write-off of $0.6 million in goodwill.
During the quarter ended May 31, 2007 the Company completed its annual review of goodwill and concluded that the remaining goodwill was not impaired.
Note 6 – Warranty Accruals
Warranty costs to cover a defined warranty period are estimated and charged to operations. The estimated warranty costs are based on historical warranty claims for each particular product type. For new product types without a warranty history, estimates are based on historical information for similar product types. The accrual, included in accounts payable and accrued liabilities on the Consolidated Balance Sheet, is periodically reviewed and updated based on warranty trends.

THE GREENBRIER COMPANIES, INC.
Warranty accrual activity:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(In thousands)	2007	2006	2007	2006
Balance at beginning of period	$17,041	$11,860	$14,201	$15,037
Charged to cost of revenue	1,192	1,198	3,857	1,114
Costs	(1,457)	(1,287)	(3,115)	(4,685)
Currency translation effect	461	248	470	553
Acquisition	—	—	1,824	—

Balance at end of period	$17,237	$12,019	$17,237	$12,019

Note 7 – Revolving Notes
All amounts originating in foreign currency have been translated at the May 31, 2007 exchange rate for the following discussion. Senior secured revolving credit facilities aggregated $330.1 million as of May 31, 2007 of which $58.3 million in revolving notes and $4.8 million in letters of credit are outstanding. Available borrowings are generally based on defined levels of inventory, receivables, and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which at May 31, 2007 levels would provide for maximum additional borrowing of $168.7 million. A $290.0 million revolving line of credit is available through November 2011 to provide working capital and interim financing of equipment for the United States and Mexican operations. A $1.0 million line of credit is available through November 2011 for Canadian operations. Advances under the U.S. and Canadian facilities bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. At May 31, 2007, there was $25.0 million outstanding in revolving notes and $3.9 million in letters of credit outstanding under the United States credit facility. A $1.0 million letter of credit was outstanding under the Canadian credit facility. Lines of credit totaling $39.1 million are available principally through June 2008 for working capital needs of the European manufacturing operation. As of May 31, 2007, the European credit facilities had $33.3 million outstanding.
Note 8 – Notes Payable

	May 31,	August 31,
(In thousands)	2007	2006
Senior unsecured notes	$235,000	$235,000
Convertible senior notes	100,000	100,000
Term loans	126,876	27,314

	$461,876	$362,314

Senior unsecured notes, due 2015, bear interest at a fixed rate of 8 3/8%, paid semi-annually in arrears on May 15th and November 15th of each year. Payment on the notes is guaranteed by substantially all of the Company’s domestic subsidiaries.
Convertible senior notes, due 2026, bear interest at a fixed rate of 2 3/8%, paid semiannually in arrears on May 15th and November 15th. The Company will also pay contingent interest of 3/8% on the notes in certain circumstances commencing with the six month period beginning May 15, 2013. Payment on the convertible notes is guaranteed by substantially all of the Company’s domestic subsidiaries. The convertible senior notes will be convertible upon the occurrence of specified events into cash and shares, if any, of Greenbrier’s common stock at an initial conversion rate of 20.8125 shares per $1,000 principal amount of the notes (which is equal to an initial conversion price of $48.05 per share). The initial conversion rate is subject to adjustment upon the occurrence of certain events, as defined. On or after May 15, 2013, Greenbrier may redeem all or a portion of the notes at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. On May 15, 2013, May 15, 2016

THE GREENBRIER COMPANIES, INC.
and May 15, 2021 and in the event of certain fundamental changes, holders may require the Company to repurchase all or a portion of their notes at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.
On March 30, 2007, the Company issued a $100.0 million senior term note secured by a pool of leased railcars. The note bears a floating interest rate of LIBOR plus 1% with principal of $0.7 million paid quarterly in arrears and a balloon payment of $81.8 million due at the end of the seven-year loan term.
Other term loans are due in varying installments through August 2017 and are generally collateralized by certain property, plant and equipment. As of May 31, 2007, the effective interest rates on the term loans ranged from 4.4% to 8.4%.
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
Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain term loans. At May 31, 2007, such agreements had a notional amount of $11.2 million and mature in March 2011.
The remaining principal payments on the notes payable are due as follows:

(In thousands)
Year Ending August 31,
2007 (Remaining three months)	$1,279
2008	9,732
2009	6,927
2010	8,165
2011	6,079
Thereafter	429,694

$461,876

Note 9 – Accumulated Other Comprehensive Income (Loss)
The following is a reconciliation of net earnings to comprehensive income:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(In thousands)	2007	2006	2007	2006
Net earnings	$13,017	$10,680	$8,816	$27,260
Reclassification of derivative financial instruments recognized in net earnings (net of tax)	(196)	(508)	(493)	(2,526)
Unrealized gain (loss) on derivative financial instruments (net of tax)	126	(181)	281	1,440
Foreign currency translation adjustment (net of tax)	1,065	269	617	1,747

Comprehensive income	$14,012	$10,260	$9,221	$27,921

Accumulated other comprehensive income (loss), net of tax, consisted of the following:

THE GREENBRIER COMPANIES, INC.

	Unrealized
	Gains (Losses)	Foreign	Accumulated
	on Derivative	Currency	Other
	Financial	Translation	Comprehensive
(In thousands)	Instruments	Adjustment	Income (Loss)
Balance, August 31, 2006	$(18)	$(383)	$(401)
Nine month activity	(212)	617	405

Balance, May 31, 2007	$(230)	$234	$4

Note 10 – Earnings Per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(In thousands)	2007	2006	2007	2006
Weighted average basic common shares outstanding	16,105	15,887	16,017	15,685
Dilutive effect of employee stock options	34	92	41	233

Weighted average diluted common shares outstanding	16,139	15,979	16,058	15,918

Weighted average diluted common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options as calculated using the treasury stock method. No options were anti-dilutive for the three and nine months ended May 31, 2007 and 2006.
Note 11 – Stock Based Compensation
All stock options were vested prior to September 1, 2005 and accordingly no compensation expense related to stock options was recorded for the three and nine months ended May 31, 2007 and 2006. The value, at award date, of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period of two to five years. For the three and nine months ended May 31, 2007, $0.9 million and $2.4 million in compensation expense was recognized related to restricted stock grants. For the three and nine months ended May 31, 2006, $0.7 million and $2.1 million in compensation expense was recognized related to restricted stock grants.
Note 12 – Derivative Instruments
Foreign operations give rise to market risks from changes in foreign currency exchange rates. From time to time foreign currency forward exchange contracts with established financial institutions are utilized to hedge a portion of that risk in Pound Sterling and Euro. The Company’s foreign currency forward exchange contracts and interest rate swap agreements are designated as cash flow hedges, and therefore the unrealized gains and losses are recorded in accumulated other comprehensive income (loss). As of May 31, 2007 there were no forward exchange contracts outstanding.
At May 31, 2007 exchange rates, interest rate swap agreements had a notional amount of $11.2 million and mature in March 2011. The fair value of these cash flow hedges at May 31, 2007 resulted in an unrealized pre-tax loss of $0.4 million. The loss is included in accumulated other comprehensive income (loss) and the fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from accumulated other comprehensive income (loss) and charged or credited to interest expense. At May 31, 2007 interest rates, approximately $0.1 million would be reclassified to interest expense in the next 12 months.

THE GREENBRIER COMPANIES, INC.
Note 13 – Segment Information
Greenbrier currently operates in three reportable segments: manufacturing, refurbishment & parts and leasing & services. The acquisitions of Meridian and RCA during the first quarter resulted in growth of the repair, refurbishment and parts portion of our business to the point that it is reported as a separate segment: refurbishment & parts. The results of this segment were previously aggregated in the manufacturing segment. The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s 2006 Annual Report on Form 10-K. Performance is evaluated based on margin. Intersegment sales and transfers are accounted for at fair value as if the sales or transfers were to third parties. While intercompany transactions are treated like third-party transactions to evaluate segment performance, the revenues and related expenses are eliminated in consolidation and therefore do not impact consolidated results.
The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(In thousands)	2007	2006	2007	2006
Revenue:
Manufacturing	$226,006	$177,516	$566,687	$586,962
Refurbishment & parts	120,748	28,177	270,700	76,253
Leasing & services	26,662	34,680	75,452	94,661
Intersegment eliminations	13,190	25,715	(39,632)	(69,212)

	$386,606	$266,088	$873,207	$688,664

Margin:
Manufacturing	$20,196	$20,052	$30,580	$59,183
Refurbishment & parts	21,925	4,556	43,352	10,552
Leasing & services	15,655	19,864	44,784	47,813

	$57,776	$44,472	$118,716	$117,548

	May 31,	August 31,
	2007	2006
Assets:
Manufacturing	$286,289	$293,754
Refurbishment & parts	389,616	48,340
Leasing & services	354,110	390,270
Unallocated	32,497	144,950

	$1,062,512	$877,314

Reconciliation of segment margin to earnings before income tax, minority interest and equity in unconsolidated subsidiary:

THE GREENBRIER COMPANIES, INC.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(In thousands)	2007	2006	2007	2006
Segment margin	$57,776	$44,472	$118,716	$117,548
Less: unallocated expenses:
Selling and administrative	20,092	17,896	56,017	50,528
Interest and foreign exchange	10,930	6,149	30,986	17,903
Special charges	3,091	—	19,576	—

Earnings before income tax expense, minority interest and equity in unconsolidated subsidiary	$23,663	$20,427	$12,137	$49,117

Note 14 – Commitments and Contingencies
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
On November 3, 2004, and November 4, 2004, in the District Court of Tarrant County, Texas, and in the District Court of Lancaster County, Nebraska, respectively, litigation was initiated against the Company by Burlington Northern Santa Fe Railway (BNSF). BNSF alleges the failure of a supplier-provided component part on a railcar manufactured by Greenbrier in 1988, resulted in a derailment and a chemical spill. On June 24, 2006, the District Court of Tarrant County, Texas, entered an order granting the Company’s motion for summary judgment as to all claims. On August 7, 2006, BNSF gave notice of appeal. Oral arguments have been completed and a decision on the appeal is pending.
Greenbrier and a customer, SEB Finans AB (SEB), have raised performance concerns related to a component that the Company installed on 372 railcar units with an aggregate sales value of approximately $20.0 million produced under a contract with SEB. On December 9, 2005, SEB filed a Statement of Claim in an arbitration proceeding in Stockholm, Sweden, against Greenbrier alleging that the cars are defective and cannot be used for their intended purpose. A settlement agreement was entered into effective February 28, 2007 pursuant to which the railcar units previously delivered are to be repaired and the remaining units are to be completed and delivered to SEB over the next few months. Current estimates of potential costs to Greenbrier do not exceed amounts accrued for warranty. Arbitration hearings have been rescheduled to March 2008 by mutual agreement pending successful implementation of the terms of the settlement agreement.
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

THE GREENBRIER COMPANIES, INC.
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
The Company has entered into contingent rental assistance agreements, aggregating a maximum of $10.2 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from one to five years. A liability is established in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three and nine months ended May 31, 2007 and 2006, no accruals were made to cover estimated future obligations as rental shortfalls were not considered probable. No liability was accrued as of May 31, 2007. All of these agreements were entered into prior to December 31, 2002 and have not been modified since. The accounting for any future rental assistance agreements will comply with the guidance required by FASB Interpretation (FIN) 45 which pertains to contracts entered into or modified subsequent to December 31, 2002.
A portion of leasing & services revenue is derived from “car hire” which is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Since January 1, 2003, railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration, either the owner’s or the user’s rate is selected and that rate becomes effective for a one-year period. There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue which amounted to $5.5 million and $17.7 million for the three and nine months ended May 31, 2007 and $5.8 million and $18.2 million for the three and nine months ended May 31, 2006.
In accordance with customary business practices in Europe, the Company has $23.2 million in bank and third party performance, advance payment, and warranty guarantee facilities, all of which have been utilized as of May 31, 2007. To date, no amounts have been drawn against these performance, advance payment, and warranty guarantee facilities.
At May 31, 2007, an unconsolidated subsidiary had $7.0 million of third party debt, for which the Company has guaranteed 33%, or approximately $2.3 million. In the event there is a change in control or insolvency by any of the three 33% investors that have guaranteed the debt, the remaining investor’s share of the guarantee will increase proportionately.
The Company has outstanding letters of credit aggregating $4.8 million associated with facility leases and payroll.

THE GREENBRIER COMPANIES, INC.
Note 15 – Guarantor/Non-Guarantor
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
The following represents the supplemental consolidated condensed financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of May 31, 2007 and August 31, 2006 and for the three and nine months ended May 31, 2007 and 2006. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. Intercompany transactions between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.
The Greenbrier Companies, Inc.
Condensed Consolidated Balance Sheet
May 31, 2007
(In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$22,925	$—	$5,394	$—	$28,319
Restricted cash	—	—	2,651	—	2,651
Accounts and notes receivable	134,311	(30,983)	31,091	21	134,440
Inventories	—	99,169	98,473	—	197,642
Assets held for sale	—	27,521	18,377	—	45,898
Equipment on operating leases	—	298,828	—	(1,882)	296,946
Investment in direct finance leases	—	9,195	—	—	9,195
Property, plant and equipment	538	77,558	31,549	—	109,645
Goodwill	—	166,677	—	136	166,813
Intangibles and other	413,164	92,909	2,726	(437,836)	70,963

	$570,938	$740,874	$190,261	$(439,561)	$1,062,512

Liabilities and Stockholders’ Equity
Revolving notes	$25,000	$—	$33,300	$—	$58,300
Accounts payable and accrued liabilities	(28,459)	164,375	88,287	22	224,225
Participation	—	2,975	—	—	2,975
Deferred income taxes	3,700	54,838	(4,474)	(144)	53,920
Deferred revenue	1,125	11,431	13,537	—	26,093
Notes payable	341,008	107,500	13,368	—	461,876

Subordinated debt	—	—	—	—	—

Minority interest	—	5,400	—	(318)	5,082

Stockholders’ Equity	228,564	394,355	46,243	(439,121)	230,041

	$570,938	$740,874	$190,261	$(439,561)	$1,062,512

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
Condensed Consolidated Statement of Operations
For the three months ended May 31, 2007
(In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$(266)	$170,076	$152,655	$(81,066)	$241,399
Refurbishment & parts	—	112,170	6,043	—	118,213
Leasing & services	(9)	27,003	—	—	26,994

	(275)	309,249	158,698	(81,066)	386,606

Cost of revenue
Manufacturing	—	159,913	142,356	(81,066)	221,203
Refurbishment & parts	—	91,009	5,279		96,288
Leasing & services	—	11,355	—	(16)	11,339

	—	262,277	147,635	(81,082)	328,830

Margin	(275)	46,972	11,063	16	57,776

Other costs
Selling and administrative	7,788	8,878	3,426	—	20,092
Interest and foreign exchange	8,247	1,168	1,515	—	10,930
Special charges	—	635	18,906	(16,450)	3,091

	16,035	10,681	23,847	(16,450)	34,113

Earnings (loss) before income taxes, minority interest and equity in unconsolidated subsidiaries	(16,310)	36,291	(12,784)	16,466	23,663

Income tax (expense) benefit	6,460	(13,394)	(3,579)	(534)	(11,047)

	(9,850)	22,897	(16,363)	15,932	12,616

Minority interest	—	—	(100)	278	178

Equity in earnings (loss) of unconsolidated subsidiaries	22,867	5,158	953	(28,755)	223

Net earnings (loss)	$13,017	$28,055	$(15,510)	$(12,545)	$13,017

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
Condensed Consolidated Statement of Operations
For the nine months ended May 31, 2007
(In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$(2,802)	$378,268	$354,949	$(201,122)	$529,293
Refurbishment & parts	—	251,959	12,801	—	264,760
Leasing & services	1,166	77,200	—	788	79,154

	(1,636)	707,427	367,750	(200,334)	873,207

Cost of revenue
Manufacturing	—	359,093	340,678	(201,058)	498,713
Refurbishment & parts	—	210,509	10,899	—	221,408
Leasing & services	—	34,419	—	(49)	34,370

	—	604,021	351,577	(201,107)	754,491

Margin	(1,636)	103,406	16,173	773	118,716

Other costs
Selling and administrative	21,431	24,862	9,724	—	56,017
Interest and foreign exchange	25,993	1,346	3,647	—	30,986
Special charges	35	635	18,906	—	19,576

	47,459	26,843	32,277	—	106,579

Earnings (loss) before income taxes, minority interest and equity in unconsolidated subsidiaries	(49,095)	76,563	(16,104)	773	12,137

Income tax (expense) benefit	28,177	(29,942)	(1,330)	(303)	(3,398)

	(20,918)	46,621	(17,434)	470	8,739

Minority interest	—	—	(101)	318	217

Equity in earnings (loss) of unconsolidated subsidiaries	29,734	6,057	—	(35,931)	(140)

Net earnings (loss)	$8,816	$52,678	$(17,535)	$(35,143)	$8,816

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
Condensed Consolidated Statement of Cash Flows
For the nine months ended May 31, 2007
(In thousands, unaudited)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$8,816	$52,678	$(17,535)	$(35,143)	$8,816
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	996	(83)	1,472	303	2,688
Depreciation and amortization	128	19,508	4,909	(49)	24,496
Gain on sales of equipment	—	(9,994)	—	(787)	(10,781)
Special charges	35	635	18,906	—	19,576
Other	—	5,460	111	(5,719)	(148)
Decrease (increase) in assets (net of acquisitions):
Accounts and notes receivable	(69,123)	77,871	(4,214)	19	4,553
Inventories	—	6,242	4,674	—	10,916
Assets held for sale	—	9,579	(8,023)	—	1,556
Intangibles and other	(37,208)	(5,501)	(289)	41,331	(1,667)
Increase (decrease) in liabilities (net of acquisitions):
Accounts payable and accrued liabilities	(39,605)	13,443	(1,650)	(19)	(27,831)
Participation	—	(8,478)	—	—	(8,478)
Deferred revenue	(116)	(1,422)	7,652	—	6,114

Net cash provided by (used in) operating activities	(136,077)	159,938	6,013	(64)	29,810

Cash flows from investing activities:
Principal payments received under direct finance leases	—	426	—	—	426
Proceeds from sales of equipment	—	114,719	—	—	114,719
Investment in and net advances to unconsolidated subsidiary	—	(869)	—	—	(869)
Acquisitions, net of cash acquired	—	(262,106)	(5,797)	—	(267,903)
Increase in restricted cash	—	—	(445)	—	(445)
Capital expenditures	(642)	(112,624)	(13,240)	64	(126,442)

Net cash provided by (used in) investing activities	(642)	(260,454)	(19,482)	64	(280,514)

Cash flows from financing activities
Changes in revolving notes	25,000	—	9,106	—	34,106
Proceeds from issuance of notes payable	(71)	99,512	—	—	99,441
Repayments of notes payable	(921)	(2,336)	(825)	—	(4,082)
Repayments of subordinated debt	—	(2,091)	—	—	(2,091)
Dividends paid	(3,851)	—	—	—	(3,851)
Stock options exercised and restricted stock awards	2,616	—	—	—	2,616
Excess tax benefit of stock options exercised	2,774	—	—	—	2,774
Investment by joint venture partner	—	5,400	—	—	5,400

Net cash provided by financing activities	25,547	100,485	8,281	—	134,313

Effect of exchange rate changes	402	(4)	1,418	—	1,816
Decrease in cash and cash equivalents	(110,770)	(35)	(3,770)	—	(114,575)
Cash and cash equivalents
Beginning of period	133,695	35	9,164	—	142,894

End of period	$22,925	$—	$5,394	$—	$28,319

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

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
Condensed Consolidated Statement of Operations
For the three months ended May 31, 2006
(In thousands)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$127,735	$103,124	$(22,454)	$208,405
Refurbishment & parts	—	27,623	23	1	27,647
Leasing & services	380	29,736	—	(80)	30,036

	380	185,094	103,147	(22,533)	266,088

Cost of revenue
Manufacturing	—	113,340	97,874	(22,861)	188,353
Refurbishment & parts	—	23,071	20	—	23,091
Leasing & services	—	10,189	—	(17)	10,172

	—	146,600	97,894	(22,878)	221,616

Margin	380	38,494	5,253	345	44,472

Other costs
Selling and administrative	4,365	10,504	3,027	—	17,896
Interest and foreign exchange	6,389	318	(479)	(79)	6,149

	10,754	10,822	2,548	(79)	24,045

Earnings (loss) before income taxes, minority interest and equity in unconsolidated subsidiaries	(10,374)	27,672	2,705	424	20,427

Income tax (expense) benefit	1,735	(10,669)	(765)	(167)	(9,866)

	(8,639)	17,003	1,940	257	10,561

Equity in earnings (loss) of unconsolidated subsidiaries	19,319	1,293	—	(20,493)	119

Net earnings (loss)	$10,680	$18,296	$1,940	$(20,236)	$10,680

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
Condensed Consolidated Statement of Operations
For the nine months ended May 31, 2006
(In thousands)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$11,250	$343,844	$338,184	$(158,220)	$535,058
Refurbishment & parts	—	74,456	74	(18)	74,512
Leasing & services	3,036	78,110	—	(2,052)	79,094

	14,286	496,410	338,258	(160,290)	688,664

Cost of revenue
Manufacturing	10,207	301,447	322,180	(157,959)	475,875
Refurbishment & parts	—	63,897	63	—	63,960
Leasing & services	—	31,331	—	(50)	31,281

	10,207	396,675	322,243	(158,009)	571,116

Margin	4,079	99,735	16,015	(2,281)	117,548

Other costs
Selling and administrative	12,391	29,950	8,188	(1)	50,528
Interest and foreign exchange	17,211	2,940	298	(2,546)	17,903

	29,602	32,890	8,486	(2,547)	68,431

Earnings (loss) before income taxes, minority interest and equity in unconsolidated subsidiaries	(25,523)	66,845	7,529	266	49,117

Income tax (expense) benefit	7,797	(27,732)	(2,231)	(100)	(22,266)

	(17,726)	39,113	5,298	166	26,851

Equity in earnings (loss) of unconsolidated subsidiaries	44,986	3,916	—	(48,493)	409

Net earnings (loss)	$27,260	$43,029	$5,298	$(48,327)	$27,260

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
Condensed Consolidated Statement of Cash Flows
For the nine months ended May 31, 2006
(In thousands)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$27,260	$43,029	$5,298	$(48,327)	$27,260
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	328	3,833	(1,212)	100	3,049
Depreciation and amortization	43	14,313	4,367	(50)	18,673
Gain on sales of equipment	—	(10,602)	—	(4)	(10,606)
Other	—	39	20	—	59
Decrease (increase) in assets:
Accounts and notes receivable	24,263	(6,046)	18,032	(6,616)	29,633
Inventories	—	(3,261)	(19,698)	—	(22,959)
Assets held for sale	—	(26,613)	1,402	(312)	(25,523)
Intangibles and other	(76,550)	23,674	98	53,128	350
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(23,572)	13,150	(325)	76	(10,671)
Participation	—	(10,814)	—	—	(10,814)
Deferred revenue	(116)	1,854	5,504	—	7,242

Net cash provided by (used in) operating activities	(48,344)	42,556	13,486	(2,005)	5,693

Cash flows from investing activities:
Principal payments received under direct finance leases	—	1,710	—	—	1,710
Proceeds from sales of equipment	—	23,665	—	—	23,665
Investment in and net advances to unconsolidated subsidiaries	—	517	—	—	517
Decrease in restricted cash	—	—	(1,961)	—	(1,961)
Capital expenditures	—	(61,066)	(6,180)	100	(67,146)

Net cash provided by (used in) investing activities	—	(35,174)	(8,141)	100	(43,215)

Cash flows from financing activities:
Changes in revolving notes	—	—	7,858	—	7,858
Proceeds (expense) from notes payable	154,933	—	—	—	154,933
Repayments of notes payable	(848)	(4,153)	(7,239)	6,500	(5,740)
Repayments of subordinated debt	—	(3,615)	—	—	(3,615)
Dividends	(3,766)	—	—	—	(3,766)
Stock options exercised and restricted stock awards	5,010	—	—	—	5,010
Tax benefit of stock options exercised	1,949	—	—	—	1,949
Purchase of subsidiary shares subject to mandatory redemption	—	—	—	(4,636)	(4,636)

Net cash provided by (used in) financing activities	157,278	(7,768)	619	1,864	151,993

Effect of exchange rate changes	(285)	75	(805)	—	(1,015)
Increase (decrease) in cash and cash equivalents	108,649	(311)	5,159	(41)	113,456

Cash and cash equivalents
Beginning of period	66,760	473	5,930	41	73,204

End of period	$175,409	$162	$11,089	$—	$186,660

THE GREENBRIER COMPANIES, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We currently operate in three primary business segments: manufacturing, refurbishment & parts and leasing & services. These three business segments are operationally integrated. With operations in the United States, Canada, Mexico and Europe the manufacturing segment produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. We may also manufacture new freight cars through the use of unaffiliated subcontractors. The refurbishment & parts segment performs railcar repair, refurbishment and maintenance activities in the United States and Mexico as well as wheel and axle servicing, and production of a variety of parts for the railroad industry. The leasing & services segment owns approximately 9,000 railcars and provides management services for approximately 136,000 railcars for railroads, shippers, carriers, and other leasing and transportation companies in North America. Segment performance is evaluated based on margins. We also produce rail castings through an unconsolidated joint venture.
Our manufacturing backlog of railcars for sale and lease as of May 31, 2007 was approximately 14,100 railcars with an estimated value of $970.0 million that are expected to be delivered through 2010. This compares to 16,900 railcars valued at $1.1 billion as of May 31, 2006. Backlog includes approximately 3,900 units that are subject to our fulfillment of certain competitive conditions. Substantially all of the current backlog has been priced to cover anticipated material price increases or decreases and surcharges. As these sales prices include an anticipated pass-through of vendor material price increases and surcharges, they are not necessarily indicative of increased margins on future production. There is still risk that material prices could increase beyond amounts used to price our sale contracts which would adversely impact margins realized upon sale.
Our Canadian railcar manufacturing facility has recently incurred operating losses as a result of high labor costs, manufacturing inefficiencies, transportation costs associated with a remote location and a strong Canadian currency coupled with a weakening of the market for the primary types of railcars produced by this entity. These factors have caused us to reassess the value of the assets at the facility in accordance with our policy on impairment of long-lived assets. Based on an analysis of future undiscounted cash flows associated with these assets, we determined that the carrying value of the assets exceeded their fair market value. Accordingly a $16.5 million pre-tax impairment charge was recorded as a special charge, in February 2007, on the Consolidated Statement of Operations. Impairment charges consist of $14.1 million associated with property, plant and equipment, $1.3 million related to inventory and $1.1 million write-off of goodwill and other. In addition, an $8.6 million tax benefit related to a write-off of our investment in our Canadian subsidiary for tax purposes was recorded.
On April 3, 2007 the Board of Directors of the Company approved the permanent closure of the Company’s Canadian manufacturing facility. Closure costs which include contractual obligations, professional fees and severance and other employee-related costs other than pension, are estimated to be approximately $10.0 million of which $2.9 million in employee termination costs and $0.2 million in professional fees and other costs, was incurred during the quarter ended May 31, 2007. There is no tax benefit associated with these closure costs. These estimates are subject to change as the closure progresses.
In November 2006, we acquired all of the outstanding stock of Meridian Rail Holdings, Corp. for $237.9 million which includes the initial purchase price of $227.5 million plus working capital adjustments. Meridian is a leading supplier of wheel maintenance services to the North American freight car industry. Operating out of six facilities, Meridian supplies replacement wheel sets and axles to approximately 170 freight car maintenance locations where worn or damaged wheels, axles, or bearings are reconditioned or replaced. Meridian also performs coupler reconditioning and railcar repair at other facilities.
In October 2006, we formed a joint venture with Grupo Industrial Monclova (GIMSA) to manufacture new railroad freight cars for the North American marketplace at GIMSA’s existing manufacturing facility, located in Monclova, Mexico. The initial investment was less than $10.0 million for one production line and each party will maintain a 50% interest in the joint venture. Production began late in our third quarter of 2007. The financial results of this operation are consolidated for financial reporting purposes as the Company maintains a controlling interest as evidenced by the right to appoint the majority of the board of directors, control over accounting, financing,

THE GREENBRIER COMPANIES, INC.
marketing and engineering, and approval and design of products. The minority interest reflected in the Company’s consolidated financial statements represents the joint venture partner’s equity in this venture.
On September 11, 2006, we purchased substantially all of the operating assets of Rail Car America (RCA), its American Hydraulics division and the assets of its wholly owned subsidiary, Brandon Corp. RCA is a provider of intermodal and conventional railcar repair services in North America, operating from four repair facilities throughout the United States. RCA also reconditions and repairs end-of-railcar cushioning units through its American Hydraulics division and operates a switching line in Nebraska through Brandon Corp. The purchase price of the net assets was $29.1 million of cash and a $3.0 million promissory note due in September 2008.
Certain materials and components continue to be in short supply, including castings, wheels, axles and couplers, which could potentially impact production at our railcar manufacturing and refurbishment facilities. In addition, a European supplier is experiencing difficulties in meeting its commitment to supply critical railcar components which is impacting production efficiencies and railcar deliveries at our European operations. In an effort to mitigate shortages and reduce supply chain costs, we have entered into strategic alliances for the global sourcing of certain components and continue to pursue strategic opportunities to protect and enhance our supply chain.
In Mexico, we depend on a third party to provide us with most of the labor services for one of our Mexican railcar manufacturing facilities. All of the labor provided is subject to collective bargaining agreements with the third party, over which we have no control. The collective bargaining agreement is currently being negotiated with the third party and if it is not resolved, the union would be in a position to strike.
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

THE GREENBRIER COMPANIES, INC.
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
Railcars are generally manufactured, repaired or refurbished under firm orders from third parties. Revenue is recognized when railcars are completed, accepted by an unaffiliated customer and contractual contingencies removed. Direct finance lease revenue is recognized over the lease term in a manner that produces a constant rate of return on the net investment in the lease. Operating lease revenue is recognized as earned under the lease terms. Certain leases are operated under car hire arrangements whereby revenue is earned based on utilization, car hire rates and terms specified in the lease agreement. Car hire revenue is reported from a third party source two months in arrears; however, such revenue is accrued in the month earned based on estimates of use from historical activity and is adjusted to actual as reported. These estimates are inherently uncertain as they involve judgment as to the estimated use of each railcar. Adjustments to actual have historically not been significant. Revenues from construction of marine barges are either recognized on the percentage of completion method during the construction period or on the completed contract method based on the terms of the contract. Under the percentage of completion method, judgment is used to determine a definitive threshold against which progress towards completion can be measured to determine timing of revenue recognition.
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
Results of Operations
Three Months Ended May 31, 2007 Compared to Three Months Ended May 31, 2006
Overview
Total revenues for the three months ended May 31, 2007 were $386.6 million, an increase of $120.5 million from revenues of $266.1 million in the prior comparable period. Net earnings were $13.0 million for the three months ended May 31, 2007 compared to $10.7 million for the three months ended May 31, 2006. Net earnings in the current period were reduced by a special charge of $3.1 million associated with severance and other closure costs of our Canadian railcar manufacturing facility.
Manufacturing Segment
Manufacturing revenue includes results from new railcar and marine production. New railcar delivery and backlog information includes all facilities and orders that may be manufactured by unaffiliated subcontractors.
Manufacturing revenue for the three months ended May 31, 2007 was $241.4 million compared to $208.4 million in the corresponding prior period, an increase of $33.0 million. The increase is primarily the result of a change in product mix to railcar types with higher per unit prices. New railcar deliveries were approximately 3,000 units in

THE GREENBRIER COMPANIES, INC.
the current period, consistent with the prior comparable period. The majority of current period deliveries consist of conventional railcars as opposed to the prior comparable period when the majority of deliveries were intermodal railcars. Multi-unit intermodal railcars generally have per unit selling prices that are less than conventional railcars.
Manufacturing margin percentage for the three months ended May 31, 2007 was 8.4% compared to a margin of 9.6% for the three months ended May 31, 2006. The decrease was primarily due to a change in product mix, negative margins of $0.3 million at our Canadian facility that completed production during the first part of May, and production and supply issues in our European operations.
Refurbishment & Parts Segment
Refurbishment & parts revenue of $118.2 million for the three months ended May 31, 2007 increased by $90.6 million from revenue of $27.6 million in the prior comparable period. The increase was primarily due to acquisition related growth of approximately $85.0 million, increases in wheelset sales, higher volumes of refurbishment and retrofitting work at repair and refurbishment facilities as well a favorable scrap prices.
Refurbishment & parts margin percentage was 18.5% for the three months ended May 31, 2007 compared to 16.5% for the three months ended May 31, 2006. The acquisition of Meridian in the current year has resulted in a greater mix of wheel reconditioning work which combined with increases in volume of railcar maintenance and refurbishment programs, retrofitting work and high scrap prices resulted in the margin increase.
Leasing & Services Segment
Leasing & services revenue decreased $3.0 million to $27.0 million for the three months ended May 31, 2007 compared to $30.0 million for the three months ended May 31, 2006. The change is primarily a result of a $2.8 million decrease in gains on disposition of assets from the lease fleet, a $1.0 million decline in interim lease revenue on railcars held for sale, partially offset by an increase in lease revenue from new lease additions. Pre-tax earnings of $5.0 million were realized in the current period on the disposition of leased equipment, compared to $7.8 million in the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.
Leasing & services margin, as a percentage of revenue, was 58.0% and 66.1% for the three-month periods ended May 31, 2007 and 2006. The decrease was primarily a result of decreases in gains on sale and interim rental on assets held for sale both of which have no associated cost of sales. In addition, current period margins were adversely impacted by movement and storage costs.
Other Costs
Selling and administrative expense was $20.1 million for the three months ended May 31, 2007 compared to $17.9 million for the comparable prior period, an increase of $2.2 million. The change is primarily due to $1.6 million associated with current year acquisitions. In addition, increases in professional services and consulting fees for integration of acquired companies, and costs associated with our technology infrastructure were partially offset by decreases in incentive compensation.
Interest and foreign exchange increased $4.8 million to $10.9 million for the three months ended May 31, 2007, compared to $6.1 million in the prior comparable period. The increase is due to higher outstanding debt levels and foreign currency exchange fluctuations. Current period results include foreign exchange losses of $0.7 million, as compared to gains of $1.3 million in the prior comparable period.
Special Charges
On April 3, 2007, our Board of Directors approved the permanent closure of our railcar manufacturing facility located in Trenton, Nova Scotia, Canada. During the quarter ended May 31, 2007, special charges of $3.1 million related to the closure were incurred which consist of $2.9 million in employee termination costs and $0.2 million in professional fees and other costs.

THE GREENBRIER COMPANIES, INC.
Income Tax
Our effective tax rate was 46.7% and 48.3% for the three months ended May 31, 2007 and 2006. The current period tax rate excluding special charges was 41.3%. The fluctuations in the effective tax rate are due to the geographical mix of pre-tax earnings and losses, tax accruals based on foreign statutory accounting records with minimum tax requirements in certain local jurisdictions and operating losses for certain operations with no related accrual of tax benefit and no tax benefit associated with special charges in the current quarter. Our tax rate in the United States for the three months ended May 31, 2007 represents a tax rate of 39.0% as compared to 40.5% in the prior comparable period. Both periods include varying tax rates on foreign operations.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings of the castings joint venture was $0.2 million for the three months ended May 31, 2007 compared to $0.1 million for the three months ended May 31, 2006. The prior period was adversely impacted by closure costs of one of the two joint venture facilities.
Nine Months Ended May 31, 2007 Compared to Nine Months Ended May 31, 2006
Overview
Total revenues for the nine months ended May 31, 2007 were $873.2 million, an increase of $184.5 million from revenues of $688.7 million in the prior comparable period. Net earnings of $8.8 million for the nine months ended May 31, 2007 compared to net earnings of $27.3 million for the nine months ended May 31, 2006. Net earnings in the current period were reduced by a special charge of $19.6 million related to the impairment and closure of our Canadian railcar manufacturing facility and $8.6 million in tax benefit associated with a write-off of the investment in our Canadian subsidiary for tax purposes.
Manufacturing Segment
Manufacturing revenue for the nine months ended May 31, 2007 was $529.3 million compared to $535.1 million in the corresponding prior period. The decrease is primarily the result of lower railcar deliveries offset somewhat by a change in product mix to railcar types with higher per unit prices. New railcar deliveries were approximately 6,200 units in the current period compared to 8,200 units in the prior comparable period. The decline in deliveries is due to the impact of a slower North American market for railcar types we currently produce and the production of a railcar type with significantly higher labor and material content. In addition, a European supplier has experienced difficulties in meeting its commitment to supply critical railcar components which has impacted production efficiencies and timing of railcar deliveries at our European operations. The majority of current period deliveries consist of conventional railcars as opposed to the prior comparable period when the majority of deliveries were intermodal railcars. Multi-unit intermodal railcars generally have per unit selling prices that are less than conventional railcars.
Manufacturing margin percentage for the nine months ended May 31, 2007 was 5.8% compared to 11.1% for the nine months ended May 31, 2006. The decrease was primarily due to a less favorable product mix, $5.9 million in negative margin at our Canadian facility that was shut down for almost five months, line changeovers, production difficulties and inefficiencies realized on the introduction of certain conventional railcar types.
Refurbishment & Parts Segment
Refurbishment & parts revenue of $264.8 million for the nine months ended May 31, 2007 increased by $190.3 million from revenue of $74.5 million in the prior comparable period. The increase was primarily due to acquisition related growth of approximately $170.0 million, increases in wheelset sales, higher volumes of refurbishment and retrofitting work at repair and refurbishment facilities as well as favorable scrap prices.

THE GREENBRIER COMPANIES, INC.
Refurbishment & parts margin was 16.4% for the nine months ended May 31, 2007 compared to 14.2% for the nine months ended May 31, 2006. The acquisition of Meridian in the current year has resulted in a greater mix of wheel reconditioning work which combined with increases in volume of railcar maintenance and refurbishment programs, retrofitting work and high scrap prices resulted in the margin increase.
Leasing & Services Segment
Leasing & services revenue increased to $79.2 million for the nine months ended May 31, 2007 compared to $79.1 million for the nine months ended May 31, 2006. The change is primarily a result of a $0.2 million increase in gains on disposition of assets from the lease fleet. Pre-tax earnings of $10.8 million were realized on the disposition of leased equipment, compared to $10.6 million in the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.
Leasing & services operating margin percentage decreased to 56.6% for the nine months ended May 31, 2007 compared to 60.5% for the nine months ended May 31, 2006. The decrease was primarily a result of increases in transportation and storage costs on assets held for sale and higher maintenance costs of the railcar fleet, partially offset by gains on dispositions from the lease fleet.
Other Costs
Selling and administrative costs were $56.0 million for the nine months ended May 31, 2006 compared to $50.5 million for the comparable prior period, an increase of $5.5 million. The change is primarily due to $3.5 million associated with current year acquisitions. In addition, increases in professional services and consulting fees for integration of acquired companies, costs associated with our technology infrastructure, increases in compensation expense related to restricted stock grants and increases in bad debt accruals were partially offset by decreases in incentive compensation.
Interest and foreign exchange increased $13.1 million to $31.0 million for the nine months ended May 31, 2007, compared to $17.9 million in the prior comparable period. The increase is due to higher debt levels and foreign exchange fluctuations. Current period results include foreign exchange losses of $0.9 million as compared to foreign exchange gains of $1.9 million in the prior comparable period. Current period results include a $1.2 million write-off of loan origination costs on our prior revolving facility while the prior comparable period includes $0.8 million in interest accrued on an IRS settlement and $0.7 million in interest paid on the purchase of subsidiary shares subject to mandatory redemption.
Special Charges
Our Canadian railcar manufacturing facility has recently incurred operating losses as a result of high labor costs, manufacturing inefficiencies, transportation costs associated with a remote location and a strong Canadian currency coupled with a weakening of the market for the primary railcars produced by this entity. These factors caused us to reassess the value of the assets of this facility in accordance with our policy on impairment of long- lived assets. Based on an analysis of future undiscounted cash flows associated with these assets, we determined that the carrying value of the assets exceeded their fair market value. Accordingly a $16.5 million impairment charge was recorded in February 2007 as a special charge on the Consolidated Statement of Operations. In April 2007, our board of directors approved the permanent closure of this facility resulting in additional special charges of $3.1 million in the quarter ended May 31, 2007. As a result of the asset impairment and subsequent facility closure, aggregate special charges of $19.6 million recorded during the nine months ended May 31, 2007 consist of $14.1 million of impairment of property, plant and equipment, $1.3 million of inventory impairment, $1.1 million impairment of goodwill and other, $2.9 million of severance costs and $0.2 million of professional and other fees associated with the closure.

THE GREENBRIER COMPANIES, INC.
Income Tax
Our effective tax rate was 28.0% and 45.3% for the nine months ended May 31, 2007 and 2006. The current period includes an $8.6 million tax benefit, at February 28, 2007 tax rates, associated with the write-off of our investment in our Canadian subsidiary for tax purposes and no tax benefit associated with a special charge for Canadian plant closure costs. The current period includes a $0.5 million tax benefit for Mexican asset based tax credits and a $0.5 million benefit associated with reversal of contingencies and amended state income tax provisions. The tax rate excluding all of the above items is 40.9%. Prior period tax expense includes $2.2 million associated with a tentative settlement with the IRS in conjunction with completion of an audit of our tax returns for the years 1999-2002. The effective tax rate prior to this adjustment for the nine months ended May 31, 2006 was 40.2%. The fluctuations in the effective tax rate are due to the geographical mix of pre-tax earnings and losses, tax accruals based on foreign statutory accounting records with minimum tax requirements in certain local jurisdictions, operating losses for certain operations with no related accrual of tax benefit. Our tax rate in the United States for the nine months ended May 31, 2007 represents a tax rate of 39.0% as compared to 40.5% in the prior comparable period.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in loss of unconsolidated subsidiaries was $0.1 million for the nine months ended May 31, 2007 compared to earnings of $0.4 million for the nine months ended May 31, 2006. The decline in earnings is associated with additional warranty accruals and lower production levels.
Liquidity and Capital Resources
During the nine months ended May 31, 2007, cash decreased $114.6 million to $28.3 million from $142.9 million at August 31, 2006. Cash usage was primarily for the acquisitions of Meridian and RCA, partially offset by proceeds from borrowings.
Cash provided by operations for the nine months ended May 31, 2007 was $29.8 million compared to $5.7 million for the nine months ended May 31, 2006. The change is due primarily to timing of working capital needs including purchases of railcars held for sale, timing of inventory purchases and varying customer payment terms.
Cash used in investing activities was $280.5 million for the nine months ended May 31, 2007 compared to $43.2 million in the prior comparable period. The increased cash utilization was primarily due to the acquisitions of Meridian and RCA.
Capital expenditures totaled $126.4 million and $67.1 million for the nine months ended May 31, 2007 and 2006. Of these capital expenditures, approximately $107.6 million and $53.4 million were attributable to leasing & services operations. Leasing & services capital expenditures for 2007 are expected to be approximately $110.0 million. Our capital expenditures have increased as we replace the maturing direct finance leases and take advantage of investment opportunities in the railcar market. We regularly sell assets from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures. Proceeds from the sale of equipment are expected to be approximately $120.0 million in 2007.
Approximately $15.2 million and $11.6 million of capital expenditures for the nine months ended May 31, 2007 and 2006 were attributable to manufacturing operations. Capital expenditures for manufacturing operations are expected to be approximately $23.0 million in 2007 and primarily relate to increased efficiency and expansion of manufacturing capacity through our joint venture in Mexico.
Refurbishment & parts capital expenditures for the nine months ended May 31, 2007 and 2006 were $3.6 million and $2.1 million and are expected to be approximately $7.0 million in 2007.
Cash provided by financing activities was $134.3 million for the nine months ended May 31, 2007 compared to $152.0 million for the nine months ended May 31, 2006. During the nine months ended May 31, 2007 we received $99.4 million in net proceeds from term loan borrowings. In the prior period, net cash proceeds of $154.9 million were received from a senior unsecured debt offering and a convertible debt offering.

THE GREENBRIER COMPANIES, INC.
All amounts originating in foreign currency have been translated at the May 31, 2007 exchange rate for the following discussion. Senior secured revolving credit facilities aggregated $330.1 million as of May 31, 2007 of which $58.3 million in revolving notes and $4.8 million in letters of credit are outstanding. Available borrowings are generally based on defined levels of inventory, receivables, and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which at May 31, 2007 levels would provide for maximum additional borrowing of $168.7 million. A $290.0 million revolving line of credit is available through November 2011 to provide working capital and interim financing of equipment for the United States and Mexican operations. A $1.0 million line of credit is available through November 2011 for Canadian operations. Advances under the U.S. and Canadian facilities bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. At May 31, 2007, there were $25.0 million outstanding and $3.9 million in letters of credit outstanding under the United States credit facility. A $1.0 million letter of credit was outstanding under the Canadian credit facility. Lines of credit totaling $39.1 million are available principally through June 2008 for working capital needs of the European manufacturing operation. Future working capital requirements of the European operations may exceed amounts currently available under existing credit facilities and may require short-term advances from the parent company. The European credit facility had $33.3 million outstanding as of May 31, 2007.
In accordance with customary business practices in Europe, we have $23.2 million in bank and third party performance, advance payment and warranty guarantee facilities all of which has been utilized as of May 31, 2007. To date, no amounts have been drawn under these performance, advance payment and warranty guarantees.
We have advanced $1.5 million in long term advances to an unconsolidated subsidiary which are secured by accounts receivable and inventory. As of May 31, 2007, this same unconsolidated subsidiary had $7.0 million in third party debt for which we have guaranteed 33% or approximately $2.3 million.
We have outstanding letters of credit aggregating $4.8 million associated with facility leases and payroll.
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
The issuance of $100.0 million in term debt in the current period has resulted in an increase in our estimated future contractual cash obligations for interest from what was reported in our 2006 Annual Report on Form 10-K/A. Future cash obligations related to principal and interest associated with this debt are $2.1 million in 2007, $8.9 million in 2008, $8.8 million in 2009, $8.6 million in 2010, $8.5 million in 2011 and $102.9 million thereafter.
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

THE GREENBRIER COMPANIES, INC.
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
Forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier’s control. The following are among the factors that could cause actual results or outcomes to differ materially from the forward-looking statements:
•	a delay or failure of acquired businesses, products or services to compete successfully;
•	decreases in carrying value of assets due to impairment;
•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;
•	changes in future maintenance or warranty requirements;
•	fluctuations in demand for newly manufactured railcars or failure to obtain orders as anticipated in developing forecasts;
•	effects of local statutory accounting conventions on compliance with covenants in certain loan agreements;
•	domestic and global business conditions and growth or reduction in the surface transportation industry;
•	ability to maintain good relationships with third party labor providers or collective bargaining units;
•	steel price increases, scrap surcharges, steel scrap prices and other commodity price fluctuations and their impact on railcar and wheel demand and margin;
•	ability to deliver railcars in accordance with customer specifications;
•	changes in product mix and the mix among reporting segments;
•	labor disputes, energy shortages or operating difficulties that might disrupt manufacturing operations or the flow of cargo;
•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of alliance partners, subcontractors or suppliers;
•	ability to obtain suitable contracts for railcars held for sale;
•	lower than anticipated residual values for leased equipment;
•	discovery of defects in railcars resulting in increased warranty costs or litigation;
•	resolution or outcome of pending or future litigation and investigations;
•	the ability to consummate expected sales;
•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under the contracts as anticipated;
•	financial condition of principal customers;
•	market acceptance of products;
•	ability to determine and obtain adequate levels of insurance at acceptable rates;
•	disputes arising from creation, use, licensing or ownership of intellectual property in the conduct of the Company’s business;
•	competitive factors, including introduction of competitive products, price pressures, limited customer base and competitiveness of our manufacturing facilities and products;
•	industry over-capacity and our manufacturing capacity utilization;
•	continued industry demand at current and anticipated levels for railcar products;

THE GREENBRIER COMPANIES, INC.
•	domestic and global political, regulatory or economic conditions including such matters as terrorism, war, embargoes or quotas;
•	ability to adjust to the cyclical nature of the railcar industry;
•	the effects of car hire deprescription on leasing revenue;
•	changes in interest rates;
•	actions by various regulatory agencies;
•	changes in fuel and/or energy prices;
•	Risks associated with intellectual property rights of Greenbrier or third parties, including infringement, maintenance, protection, validity, enforcement and continued used of such rights;
•	Expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;
•	availability of a trained work force and availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;
•	ability to replace lease revenue and earnings from maturing and terminating leases with revenue and earnings from additions to the lease fleet, lease renewals and management services; and
•	financial impacts from currency fluctuations in our worldwide operations.
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

THE GREENBRIER COMPANIES, INC.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We have operations in Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At May 31, 2007, no forecast sales were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results. We believe the exposure to foreign exchange risk is not material.
In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At May 31, 2007, net assets of foreign subsidiaries aggregated $14.7 million and a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of $1.5 million, 0.6% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.
Interest Rate Risk
We have managed our floating rate debt with interest rate swap agreements, effectively converting $11.2 million of variable rate debt to fixed rate debt. At May 31, 2007, the exposure to interest rate risk is reduced since 68% of our debt has fixed rates and 32% has floating rates. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt. At May 31, 2007, a uniform 10% increase in interest rates would result in approximately $1.0 million of additional annual interest expense.

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
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended May 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

THE GREENBRIER COMPANIES, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There is hereby incorporated by reference the information disclosed in Note 14 to Consolidated Financial Statements, Part I of this quarterly report.
Item 1A. Risk Factors
There have been no material changes in our risk factors described in our amended Annual Report on Form 10-K/A for the year ended August 31, 2006.
Item 6. Exhibits
(a) List of Exhibits:
10.1	Amendment to the 2005 Stock Incentive Plan, dated April 3, 2007

10.2	Consulting Agreement for L. Clark Wood, dated April 29, 2007

31.1	Certification pursuant to Rule 13 (a) – 14 (a)

31.2	Certification pursuant to Rule 13 (a) – 14 (a)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE GREENBRIER COMPANIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: July 10, 2007	By:	/s/ Larry G. Brady

Larry G. Brady
Senior Vice President and
Chief Financial Officer

(Principal Financial and Accounting Officer)