Form 10-K
period 2007-08-31
GREENBRIER COMPANIES INC
filed 2007-11-08
CIK 923120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

Form 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.  Yes     No  X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer        Accelerated filer  X      Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No  X

Aggregate market value of the Registrant’s Common Stock held by non-affiliates as of February 28, 2007 (based on the closing price of such shares on such date) was $455,270,802.

The number of shares outstanding of the Registrant’s Common Stock on October 22, 2007 was 16,168,863, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Registrant’s Proxy Statement dated November 27, 2007 prepared in connection with the Annual Meeting of Stockholders to be held on January 8, 2008 are incorporated by reference into Parts II and III of this Report.

The Greenbrier Companies, Inc.

Form 10-K

2	The Greenbrier Companies 2007 Annual Report

PART I

Item 1.  BUSINESS

Introduction

We are one of the leading designers, manufacturers and marketers of railroad freight car equipment in North America and Europe and a leading provider of railcar refurbishment and parts, leasing and other services to the railroad and related transportation industries in North America.

In North America, we operate an integrated business model that combines freight car manufacturing, refurbishment, component parts reconditioning, leasing and fleet management services to provide customers with a comprehensive set of freight car solutions. This model allows us to develop synergies between our various business activities and to generate enhanced returns.

We operate in three primary business segments: manufacturing, refurbishment & parts and leasing & services. Financial information about our business segments for the years ended August 31, 2007, 2006 and 2005 is located in Note 23 to our Consolidated Financial Statements.

We are a corporation formed in 1981. Our principal executive offices are located at One Centerpointe Drive, Suite 200, Lake Oswego, Oregon 97035, our telephone number is (503) 684-7000 and our internet website is located at http://www.gbrx.com.

Significant Developments in 2007

Our Canadian railcar manufacturing facility had been incurring operating losses as a result of high labor costs, manufacturing inefficiencies, transportation costs associated with a remote location and a strong Canadian currency coupled with a weakening of the market for the primary railcars produced by this entity. These factors caused us to reassess the value of the assets of this facility in accordance with our policy on impairment of long-lived assets. Based on an analysis of future undiscounted cash flows associated with these assets, we determined that the carrying value of the assets exceeded their fair market value. Accordingly a $16.5 million impairment charge was recorded in February 2007 as a special charge on the Consolidated Statement of Operations. In April 2007, our board of directors approved the permanent closure of this facility. As a result of the asset impairment and subsequent facility closure, aggregate special charges of $21.9 million were recorded during 2007 consisting of $14.2 million of impairment of property, plant and equipment, $2.1 million of inventory impairment, $1.1 million impairment of goodwill and other, $3.9 million of severance costs and $0.6 million of professional and other fees associated with the closure. In addition, an $8.2 million tax benefit related to a write-off of our investment in our Canadian subsidiary for tax purposes was recorded. We are actively marketing the assets, and the disposition of the facility is expected to be completed by the end of 2008. Closure costs which include contractual obligations, professional fees and severance and other employee-related costs other than pension costs are estimated to be approximately $12.0 million of which $7.1 million has been incurred through August 31, 2007 consisting of $4.5 million in special charges and $2.6 million in general and administrative expense. There is no tax benefit associated with these closure costs.

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

In October 2006, we formed a joint venture with Grupo Industrial Monclova (GIMSA) to manufacture new railroad freight cars for the North American marketplace at GIMSA’s existing manufacturing facility, located in Frontera, Mexico. Our initial investment was less than $10.0 million for one production line and each party owns a 50% interest in the joint venture. Production began late in our third quarter of 2007. The financial results of this operation are consolidated for financial reporting purposes under Financial Accounting Standards Board (FASB)

The Greenbrier Companies 2007 Annual Report	3

Interpretation (FIN) 46R, Consolidation of Variable Interest Entities, as the Company maintains a controlling interest as evidenced by the right to appoint the majority of the board of directors, control over accounting, financing, marketing and engineering, and approval and design of products. The minority interest reflected in the Company’s consolidated financial statements represents the joint venture partner’s equity in this venture.

On September 11, 2006, we purchased substantially all of the operating assets of Rail Car America (RCA), its American Hydraulics division and the assets of its wholly owned subsidiary; Brandon Corp. RCA is a provider of intermodal and conventional railcar repair services in North America, operating from four repair facilities throughout the United States. RCA also reconditions and repairs end-of-railcar cushioning units through its American Hydraulics division and operates a switching line in Nebraska through Brandon Corp. The purchase price of the net assets was $29.1 million of cash and a $3.0 million promissory note due in September 2008.

The acquisitions of Meridian and RCA during 2007 resulted in the growth of the repair, refurbishment and parts portion of our business to a level that required a change in composition of our reportable segments. A new segment was added: refurbishment & parts, which includes activities that were formerly included as part of the manufacturing segment. All segment information for prior periods has been restated to conform to current period reporting.

Products and Services
Manufacturing

North American Railcar Manufacturing - We are the leading North American manufacturer of intermodal railcars with an average market share of approximately 65% over the last five years. In addition to our strength in intermodal railcars, we manufacture a broad array of other railcar types in North America and have demonstrated an ability to capture high market shares in many of the car types we produce. We have commanded an average market share of approximately 40% in flat cars and 30% in boxcars over the last five years. The primary products produced for the North American market are:

Intermodal Railcars - We manufacture a comprehensive range of intermodal railcars. Our most important product is our articulated double-stack railcar. The double-stack railcar is designed to transport containers stacked two-high on a single platform. An articulated double-stack railcar is comprised of up to five platforms each of which is linked by a common set of wheels and axles.

Our comprehensive line of articulated and non-articulated double-stack intermodal railcars offers varying load capacities and configurations. The double-stack railcar provides significant operating and capital savings over other types of intermodal railcars. These savings are the result of:

•	Increased train density (two containers are carried within the same longitudinal space conventionally used to carry one trailer or container);
•	Reduced railcar weight of up to 50% per container;
•	Improved terminal handling characteristics;
•	Reduced equipment costs of up to 40% less than the cost of providing the same carrying capacity with conventional equipment;
•	Reduced damage claims as a result of superior ride quality compared to conventional equipment; and
•	Increased fuel efficiency resulting from weight reduction and improved aerodynamics.

4	The Greenbrier Companies 2007 Annual Report

Our current double-stack products include:

		Number of	Well	Cargo		Unit sizes carried(1)
Product	Type	wells	size	type		20 ´	40 ´	45 ´	48 ´	53 ´	Trailer

Maxi-Stack I	Articulated	5	40 ´	Container	Top		x	x	x	x
					Bottom	x	x

Maxi-Stack IV	Articulated	3	53 ´	Container	Top		x	x	x	x
					Bottom	x	x	x	x	x

All Purpose	Stand-alone or	1 or 3 unit	53 ´	Container	Top		x	x	x	x
Husky Stack 53 ´	Drawbar connected				Bottom	x	x	x	x	x
				Trailers							x

Husky Stack 53 ´	Stand-alone or	1 or 3 unit	53 ´	Container	Top		x	x	x	x
	Drawbar connected				Bottom	x	x	x	x	x

(1)	Carrying capability may be dependent on unit size being carried in the adjoining well.

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

Tank Cars - We are developing a line of tank car products for the North American market. The initial product will be a 30,000-gallon non-coiled, non-insulated tank car, which will be used to transport ethanol, methanol and more than 60 other commodities. Delivery of this car type is expected to begin in the first quarter of 2009.

European Railcar Manufacturing - Our European manufacturing operation produces a variety of railcar types, including a comprehensive line of pressurized tank cars for liquid petroleum gas and ammonia and non-pressurized tank cars for light oil, chemicals and other products. In addition, we produce flat cars, coil cars for the steel and metals market, coal cars for both the continental European and United Kingdom markets, gondolas, sliding wall cars and rolling highway cars. Although no formal statistics are available for the European market, we believe we are one of the largest new freight car manufacturers with an estimated market share of 10-15%.

Marine Vessel Fabrication - Our Portland, Oregon, manufacturing facility, located on a deep-water port on the Willamette River, includes marine facilities with the largest side-launch ways on the West Coast. The marine facilities also enhance steel plate burning and fabrication capacity providing flexibility for railcar production. We manufacture ocean-going conventional deck barges, double-hull tank barges, railcar/deck barges, barges for aggregates and other heavy industrial products and ocean-going dump barges.

Refurbishment & Parts

Railcar Repair, Refurbishment and Component Parts Manufacturing - We believe we operate the largest independent repair, refurbishment and component parts networks in North America, operating in 35 locations. Our network of railcar repair and refurbishment shops competes in heavy railcar repair and refurbishment and routine railcar maintenance. We are actively engaged in the repair and refurbishment of railcars for third parties, as well as of our own leased and managed fleet. We also perform wheel and axle servicing through our wheel shops in North America. In addition, we recondition railcar cushioning units, produce boxcar sliding door and roof products as well as couplers and yokes.

Leasing & Services

Leasing - Our relationships with financial institutions, combined with our ownership of a lease fleet of approximately 9,000 railcars, enables us to offer flexible financing programs including traditional direct finance leases, operating leases and “by the mile” leases to our customers. As equipment owner, we participate

The Greenbrier Companies 2007 Annual Report	5

principally in the operating lease segment of the market. The majority of our leases are “full service” leases whereby we are responsible for maintenance and administration. Maintenance of the fleet is provided, in part, through our own facilities and engineering and technical staff. Assets from our owned lease fleet are periodically sold to take advantage of market conditions, manage risk and maintain liquidity.

	Fleet Profile(1)
	As of August 31, 2007
	Owned	Managed	Total
	Units(2)	Units	Units

Customer Profile:
Class I Railroads	3,588	112,323	115,911
Non-Class I Railroads	1,193	11,544	12,737
Shipping Companies	3,261	5,293	8,554
Leasing Companies	282	7,086	7,368
Enroute to Customer Location	172	92	264
Off-lease	167	220	387

Total Units	8,663	136,558	145,221

(1)	Each platform of a railcar is treated as a separate unit.
(2)	Percent of owned units on lease is 98.1% with an average remaining lease term of 3.1 years. The average age of owned units is 17 years.

Management Services - Our management services business offers a broad range of services that include railcar maintenance management, railcar accounting services such as billing and revenue collection, car hire receivable and payable, total fleet management including railcar tracking and software development, administration and railcar remarketing. Frequently, we originate leases of railcars with railroads or shippers, and sell the railcars and attached leases to financial institutions and subsequently provide management services under multi-year agreements. We currently own or provide management services for a fleet of approximately 145,000 railcars in North America for railroads, shippers, carriers and other leasing and transportation companies.

Backlog

The following table depicts our reported railcar backlog in number of railcars and estimated future revenue value attributable to such backlog, at the dates shown:

	August 31,
	2007	2006	2005

New railcar backlog units(1)	12,100	14,700	9,600
Estimated future revenue value (in millions)	$830	$1,000	$550

(1)	Each platform of a railcar is treated as a separate unit.

Approximately 50% of backlog as of August 31, 2007 is expected to be produced during 2008. The backlog at August 31, 2007 includes 6,700 units that will be delivered to the customer over a multi-year period ending in calendar year 2010. Approximately 3,900 units under this contract are subject to our fulfillment of certain competitive conditions. Subsequent to August 31, 2007, an additional multi-year order was received for 11,900 units to be delivered over an eight-year period commencing in the first quarter of 2009. Approximately 8,500 units under this contract are subject to our fulfillment of certain competitive conditions.

The backlog is based on customer orders that we believe are firm and does not include production for our own lease fleet. Customer orders, however, may be subject to cancellation and other customary industry terms and conditions. Historically, little variation has been experienced between the number of railcars ordered and the number of railcars actually delivered. The backlog is not necessarily indicative of future results of operations.

6	The Greenbrier Companies 2007 Annual Report

Customers

Our customers include Class I railroads, regional and short-line railroads, leasing companies, shippers, carriers and transportation companies. We have strong, long-term relationships with many of our customers. We believe that our customers’ preference for high quality products, our technological leadership in developing innovative products and competitive pricing of our railcars have helped us maintain our long standing relationships with our customers.

In 2007, revenue from one customer, Burlington Northern and Santa Fe Railway Company (BNSF) accounted for approximately 21% of total revenue, 29% of leasing & services revenue and 25% of manufacturing revenue. Two customers, TTX Company and Union Pacific Railroad, together accounted for approximately 43% of refurbishment & parts revenue.

Raw Materials and Components

Our products require a supply of materials including steel and specialty components such as brakes, wheels and axles. Specialty components purchased from third parties represent approximately half of the cost of an average freight car. Our customers often specify particular components and suppliers of such components. Although the number of alternative suppliers of certain specialty components has declined in recent years, there are at least two suppliers for most such components, and we are not reliant on any one supplier for any component.

Certain materials and components are periodically in short supply which could potentially impact production at our new railcar and refurbishment facilities. In an effort to mitigate shortages and reduce supply chain costs, we have entered into strategic alliances for the global sourcing of certain components, increased our replacement parts business and continue to pursue strategic opportunities to protect and enhance our supply chain.

We periodically make advance purchases to avoid possible shortages of material due to capacity limitations of component suppliers and possible price increases. We do not typically enter into binding long-term contracts with suppliers because we rely on established relationships with major suppliers to ensure the availability of raw materials and specialty items.

Competition

There are currently six major railcar manufacturers competing in North America. One of these builds railcars principally for its own fleet and the others compete with us principally in the general railcar market. We compete on the basis of quality, price, reliability of delivery, reputation and customer service and support.

We believe that we are among the top five European railcar manufacturers which maintain a combined market share of over 80%. European freight car manufacturers are largely located in central and eastern Europe where labor rates are lower and work rules are more flexible.

Competition in the refurbishment & parts business is dependent on the type of product or service provided. There are many competitors in the railcar repair and refurbishment business and a fewer number of competitors in the wheel and other parts businesses of which we are one of the largest competitors in both segments. We compete primarily on the basis of quality, single source solutions and engineering expertise.

There are about twenty institutions that provide railcar leasing and services similar to ours. Many of them are also customers which buy leased railcars and new railcars from our manufacturing facilities. More than half of these institutions have greater resources than us. We compete primarily on the basis of quality, price, delivery, reputation, service offerings and deal structuring ability. We believe our strong servicing capability, integrated with our manufacturing, repair shops, railcar specialization and expertise in particular lease structures provide a strong competitive position.

Marketing and Product Development

In North America, we utilize an integrated marketing and sales effort to coordinate relationships in our various segments. We provide our customers with a diverse range of equipment and financing alternatives designed to

The Greenbrier Companies 2007 Annual Report	7

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

In Europe, we maintain relationships with customers through a network of country specific sales representatives. Our engineering and technical staff works closely with their customer counterparts on the design and certification of railcars. Many European railroads are state-owned and are subject to European Union regulations covering tendering of government contracts.

Through our customer relationships, insights are derived into the potential need for new products and services. Marketing and engineering personnel collaborate to evaluate opportunities and identify and develop new products. Research and development costs incurred for new product development during 2007, 2006 and 2005 were $2.4 million, $2.2 million and $1.9 million.

Patents and Trademarks

We have a number of United States (U.S.) and non-U.S. patents of varying duration and pending applications, registered trademarks, copyrights and trade names that are important to our products and product development efforts. The protection of our intellectual property is important to our business and we have a proactive program aimed at protecting our intellectual property and the results from our research and development.

Environmental Matters

We are subject to national, state, provincial and local environmental laws and regulations concerning, among other matters, air emissions, wastewater discharge, solid and hazardous waste disposal and employee health and safety. Prior to acquiring facilities, we usually conduct investigations to evaluate the environmental condition of subject properties and may negotiate contractual terms for allocation of environmental exposure arising from prior uses. We maintain compliance with applicable environmental laws and regulations.

Environmental studies have been conducted of our owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. Our Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting our facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). We, and more than 60 other parties, have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised us that we may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including us, have signed an Administrative Order on Consent to perform a remedial investigation/feasibility study of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The study is expected to be completed in 2010. The EPA has notified several additional entities, including other federal agencies, that it is prepared to issue unilateral orders compelling additional participation in the remedial investigation. In addition, we have entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which we agreed to conduct an investigation of whether, and to what extent, past or present operations at our Portland property may have released hazardous substances to the environment. Under this oversight, we also are conducting groundwater remediation relating to a historical spill on our property which occurred prior to our ownership.

Because these environmental investigations are still underway, we are unable to determine the amount of our ultimate liability relating to these matters. Based on the results of the pending investigations and future assessments of natural resource damages, we may be required to incur costs associated with additional phases of investigation or remedial action, and we may be liable for damages to natural resources. In addition, we may be required to perform periodic maintenance dredging in order to continue to launch vessels from our launch ways in Portland, Oregon, on the Willamette River, and the river’s classification as a Superfund site could result in some limitations on future

8	The Greenbrier Companies 2007 Annual Report

dredging and launch activities. Any of these matters could adversely affect our business and results of operations, or the value of our Portland property.

Regulation

The Federal Railroad Administration in the United States and Transport Canada in Canada administer and enforce laws and regulations relating to railroad safety. These regulations govern equipment and safety appliance standards for freight cars and other rail equipment used in interstate commerce. The Association of American Railroads (AAR) promulgates a wide variety of rules and regulations governing the safety and design of equipment, relationships among railroads and other railcar owners with respect to railcars in interchange, and other matters. The AAR also certifies railcar builders and component manufacturers that provide equipment for use on North American railroads. These regulations require us to maintain our certifications with the AAR as a railcar builder and component manufacturer, and products sold and leased by us in North America must meet AAR, Transport Canada, and Federal Railroad Administration standards.

Harmonization of the European Union (EU) regulatory framework is an ongoing process. The regulatory environment in Europe consists of a combination of EU regulations and country specific regulations.

Employees

As of August 31, 2007, we had 4,239 full-time employees, consisting of 2,589 employees in manufacturing, 1,507 in refurbishment & parts and 143 employees in leasing & services and corporate. At the manufacturing facility in Swidnica, Poland, 365 employees are represented by unions. At our refurbishment & parts locations, 105 employees are represented by a union. At our Frontera, Mexico, joint venture manufacturing facility, 322 employees are represented by a union. In addition to our own employees, 1,164 union employees work at our Sahagun, Mexico, railcar manufacturing facility under our services agreement with Bombardier Transportation. We believe that our relations with our employees are generally good.

Additional Information

We are a reporting company and file annual, quarterly, and special reports, proxy statements and other information with the Securities and Exchange Committee (SEC). You may read and copy these materials at the Public Reference Room maintained by the SEC at Room 1580, 100 F Street N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 for more information on the operation of the public reference room. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of our annual, quarterly and special reports, Audit Committee Charter, Compensation Committee Charter, Nominating/Corporate Governance Committee Charter and the Company’s Corporate Governance Guidelines are available on our web site at http://www.gbrx.com or free of charge by contacting our Investor Relations Department at The Greenbrier Companies, Inc., One Centerpointe Drive, Suite 200, Lake Oswego, Oregon 97035.

The Greenbrier Companies 2007 Annual Report	9

Item 1a. RISK FACTORS

Risks Related to Our Business

During economic downturns or a rising interest rate environment, the cyclical nature of our business results in lower demand for our products and reduced revenue.

The railcar business is cyclical. Overall economic conditions and the purchasing habits of railcar buyers have a significant effect upon our railcar manufacturing, refurbishment & parts and leasing & services businesses due to the impact on demand for new, refurbished, used and leased products. As a result, during downturns, we operate with a lower level of backlog and may temporarily slowdown or halt production at some or all of our facilities. Economic conditions that result in higher interest rates increase the cost of new leasing arrangements, which could cause some of our leasing customers to lease fewer of our railcars or demand shorter terms. An economic downturn or increase in interest rates may reduce demand for railcars, resulting in lower sales volumes, lower prices, lower lease utilization rates and decreased profits or losses.

The failure of the rail freight industry to perform as forecasted by industry analysts may have an adverse effect on our financial condition and results of operations.

Our future success depends in part upon continued performance of the rail freight industry. If railcar loadings do not materialize as forecasted by industry analysts, railcar replacement rates do not increase or industry demand for railcar products does not continue at current levels due to price increases or other reasons, our financial condition and results of operations could be adversely affected.

We compete in a highly competitive and concentrated industry, and this competition or industry consolidation may adversely impact our financial results.

We face aggressive competition by a concentrated group of competitors in all geographic markets and each industry sector in which we operate. Some of these companies have significantly greater resources or may operate more efficiently than us. The effect of this competition could reduce our revenues and margins, limit our ability to grow, increase pricing pressure on our products, and otherwise affect our financial results. In addition, because of the concentrated nature of our competitors, customers and suppliers, we face a heightened risk that further consolidation in the industry among or between our competitors, customers and suppliers could adversely affect our revenues, cost of revenues and profitability.

We derive a significant amount of our revenue from a limited number of customers, the loss of one or more of which could have an adverse effect on our business.

A significant portion of our revenue is generated from a few major customers such as Burlington Northern Santa Fe Railroad, TTX Company and Union Pacific Railroad. Although we have some long-term contractual relationships with our major customers, we cannot assure you that our customers will continue to use our products or services or that they will continue to do so at historical levels. A reduction in the purchase or leasing of our products or a termination of our services by one or more of our major customers could have an adverse effect on our business and operating results.

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

10	The Greenbrier Companies 2007 Annual Report

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

Our new railcar backlog is the number of railcars for which we have written orders from our customers in various periods and estimated potential revenue attributable to the backlog. Some of this backlog is subject to our fulfillment of certain competitive conditions. Although we believe backlog is an indicator of our future revenues, our reported backlog may not be converted to revenue in any particular period, and actual revenue from such contracts may not equal our backlog revenues. Therefore, our backlog may not necessarily be indicative of the level of our future revenues.

The timing of our lease remarketing and railcar sales may cause significant differences in our quarterly results and liquidity.

We may build railcars in anticipation of a customer order, or that are leased to a customer and ultimately sold to a third-party. The difference in timing of production of the railcars and the sale could cause a fluctuation in our quarterly results and liquidity. In addition, we periodically sell railcars from our own lease fleet and the timing and volume of such sales is difficult to predict. As a result, comparisons of our quarterly revenues, income and liquidity between quarterly periods within one year and between comparable periods in different years may not be meaningful and should not be relied upon as indicators of our future performance.

A change in our product mix, failure to design or manufacture products or technologies or achieve certification or market acceptance of new products or technologies and introduction of products by our competitors could have an adverse effect on our profitability and competitive position.

We manufacture and repair a variety of railcars. The demand for specific types of these railcars varies from time to time. These shifts in demand may affect our margins and could have an adverse effect on our profitability.

We continue to introduce new railcar products and technologies and periodically accept orders prior to receipt of railcar certification or proof of ability to manufacture a quality product that meets customer standards. We may be unable to successfully design or manufacture these new railcar products and technologies. Our inability to develop and manufacture such new products in a timely and profitable manner, to obtain certification, achieve market acceptance or the existence of quality problems in our new products would have a material adverse effect on our revenue and results of operations and subject us to penalties, cancellation of the order and/or other damages. Subsequent to August 31, 2007, a multi-year order was received for tank cars which are scheduled for delivery beginning in the first quarter of 2009. We have not previously designed, certified or manufactured tank cars for the North American market.

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

We re-lease or sell railcars we own upon the expiration of existing lease terms. The total rental payments we receive under our operating leases do not fully amortize the acquisition costs of the leased equipment, which exposes us to risks associated with remarketing the railcars. Our ability to remarket leased railcars profitably is dependent upon several factors, including, but not limited to, market and industry conditions, cost of and demand for newer models, costs associated with the refurbishment of the railcars and interest rates. Our inability to re-lease or sell leased railcars on favorable terms could result in reduced revenues and decrease our overall return.

The Greenbrier Companies 2007 Annual Report	11

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

Our operations outside of the United States are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade or economic changes or instability could limit or curtail our foreign business activities and operations. Some foreign countries in which we operate have regulatory authorities that regulate railroad safety, railcar design and railcar component part design, performance and manufacturing. If we fail to obtain and maintain certifications of our railcars and railcar parts within the various foreign countries where we operate, we may be unable to market and sell our railcars in those countries. In addition, unexpected changes in regulatory requirements, tariffs and other trade barriers, more stringent rules relating to labor or the environment, adverse tax consequences and price exchange controls could limit operations and make the manufacture and distribution of our products difficult. The uncertainty of the legal environment or geo-political risks in these and other areas could limit our ability to enforce our rights effectively. Any international expansion or acquisition that we undertake could amplify these risks related to operating outside of the United States.

Some of our employees belong to labor unions and strikes or work stoppage could adversely affect our operations.

We are a party to collective bargaining agreements with various labor unions in Mexico. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot assure you that our relations with our workforce will remain positive or that union organizers will not be successful in future attempts to organize at some of our other facilities. If our workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with lay-offs, shutdowns or reductions in the size and scope of our operations.

Fluctuations in foreign currency exchange rates may lead to increased costs and lower profitability.

Outside of the United States, we operate in Mexico, Germany, Canada and Poland, and our non-U.S. businesses conduct their operations in local currencies and other regional currencies. We also source materials worldwide. Fluctuation in exchange rates may affect demand for our products in foreign markets or our cost competitiveness and may adversely affect our profitability. Although we attempt to mitigate a portion of our exposure to changes in currency rates through currency rate hedges, similar financial instruments and other activities, these efforts cannot fully eliminate the risks associated with the foreign currencies. In addition, some of our borrowings are in foreign currency, giving rise to risk from fluctuations in exchange rates. A material or adverse change in exchange rates could result in significant deterioration of profits or in losses for us.

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

12	The Greenbrier Companies 2007 Annual Report

also may incur costs or liabilities related to off-site waste disposal or remediating soil or groundwater contamination at our properties. In addition, future environmental laws and regulations may require significant capital expenditures or changes to our operations.

Our Portland facility is located adjacent to a portion of the Willamette River that has been designated as a federal “National Priority List” or “Superfund” site due to sediment contamination. We, and more than 60 other parties, have received a “General Notice” of potential liability related to the Portland facility. The letter advised that we may be liable for the cost of investigation and remediation (which liability may be joint and several with other potential responsible parties) as well as natural resource damages resulting from the release of hazardous substances to the site. In addition, we have entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which we agreed to conduct an investigation of whether, and to what extent, past or present operations at our Portland property may have released hazardous substances to the environment. Under this oversight, we also are conducting groundwater remediation relating to a historical spill on our property which occurred prior to our ownership. As a result of the above described matters, we have incurred, and expect to incur in the future, costs associated with an EPA-mandated remedial investigation and the State of Oregon’s mandate to control groundwater discharges. Because this work is still underway, we are unable to determine the amount of our ultimate liability relating to these matters. In addition, we may be required to perform periodic maintenance dredging in order to continue to launch vessels from our launch ways on the river, and the river’s classification as a Superfund site could result in some limitations on future dredging and launch activities. The outcome of these matters could have an adverse effect upon our business, results of operations and on our ability to realize value from a potential sale of the land.

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

The majority of our long term debt is non-amortizing with a balloon payment. Although we intend to refinance our debt, there can be no assurance that we will be able to refinance such debt upon maturity, or if refinanced, that it will be at favorable rates and terms. If we are not successful in refinancing our balloon debt, we could experience liquidity issues that would have a significant impact on our financial condition. If we are unable to successfully refinance our debt, we cannot assure you that we will have adequate liquidity to fund our ongoing cash needs. In addition, our high level of indebtedness and our financial covenants could limit our ability to borrow additional amounts of money for working capital, capital expenditures or other purposes. It could also limit our ability to use

The Greenbrier Companies 2007 Annual Report	13

operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt. The high amount of debt increases our vulnerability to general adverse economic and industry conditions and could limit our ability to capitalize on business opportunities and to react to competitive pressures.

We depend on a third party to provide most of the labor services for our operations in Sahagun, Mexico, and if such third party fails to provide the labor, it could adversely effect our operations.

In Sahagun, Mexico, we depend on a third party to provide us with most of the labor services for our operations under a services agreement. This agreement has a term of four years expiring on December 1, 2008, with two three-year options to renew. All of the labor provided is subject to collective bargaining agreements with the third party, over which we have no control. If the third party fails to provide us with the services required by our agreement for any reason, including labor stoppages or strikes or a sale of facilities owned by the third party, our operations could be adversely effected. In addition, we do not have significant experience in hiring labor in Mexico and, if required to provide our own labor, could face significantly higher labor costs, which also could have an adverse effect on our operations.

We may experience interruption of our manufacturing operations in Mexico which would adversely affect our results of operations.

In Sahagun, Mexico, we lease our manufacturing facility from a third party. The lease agreement has a term of four years expiring on December 1, 2008, with two three-year options to renew. Upon our exercise of the first option, the landlord may relocate our production line to a different location in their facility which allows us to terminate the exercise of the option. If relocated by the landlord or if we decide to terminate the exercise of the option and find a different location for production, our operations could be adversely effected. We could incur substantial expense and interruption of our manufacturing production if we were to relocate within the facility or to a different location. In addition, there can be no assurance that we will be able to find a suitable alternative location or enter into a lease for a new location on favorable terms.

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

The success of our acquisition strategy will depend upon our ability to successfully complete acquisitions and integrate any businesses that we acquire into our existing business. The integration of acquired business operations could disrupt our business by causing unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. In addition, we may not be effective in retaining key employees or customers of the combined businesses. We may face integration issues pertaining to the internal controls and operational functions of the acquired companies and we also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Any of these items could adversely affect our results of operations.

We may have difficulty with the start-up of our joint venture railcar manufacturing operation in Mexico which may adversely impact our results of operations and cash flow.

In October 2006 we entered into a joint venture with Grupo Industrial Monclova (GIMSA) to manufacture new railcars at GIMSA’s existing manufacturing facilities located in Frontera, Mexico. Production began in May 2007 at this facility and we are still in the start-up phase. The start-up of this facility may result in unforeseen operating difficulties and

14	The Greenbrier Companies 2007 Annual Report

unanticipated costs. If this facility is not able to manufacture railcars as efficiently or as effectively as anticipated our results of operations may be negatively impacted.

If we are not successful in succession planning for our senior management team our business could be adversely impacted.

Several key members of our senior management team are at or nearing retirement age. If we are unsuccessful in our succession planning efforts, the continuity of our business and results of operations could be adversely impacted.

Issues may arise on the disposition of our Canadian operations which could increase our costs and negatively impact our results of operations.

In April 2007, a decision was made to permanently close our Canadian railcar manufacturing facility. Production ceased in May 2007 and disposal of the assets is in process. If issues arise that would increase our disposition costs, our results of operations may be negatively impacted.

We may not be able to procure insurance on a cost-effective basis in the future.

The ability to insure our businesses, facilities and rail assets are important aspects of our ability to manage risk. As there are only limited providers of this insurance to the railcar industry, there is no guarantee that such insurance will be available on a cost-effective basis in the future.

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

Our railcar operations are subject to extensive regulation by governmental regulatory and industry authorities and by federal and foreign agencies. These organizations establish rules and regulations for the railcar industry, including construction specifications and standards for the design and manufacture of railcars; mechanical, maintenance and related standards; and railroad safety. New regulatory rulings and regulations from these federal or foreign agencies may impact our financial results and the economic value of our assets. In addition, if we fail to comply with the requirements and regulations of these agencies, we could face sanctions and penalties that could negatively affect our financial results.

Our implementation of new enterprise resource planning (ERP) systems may result in problems that could negatively impact our business.

We are in the process of the design and implementation of ERP and related systems that support substantially all of our operating and financial functions. We may experience problems in connection with such implementations, including compatibility issues, training requirements, higher than expected implementation costs and other integration challenges and delays. A significant implementation problem, if encountered could negatively impact our business by disrupting our operations. Additionally, a significant problem with the implementation, integration with other systems or ongoing management of ERP and related systems could have an adverse effect on our ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could have a material adverse effect on our financial reporting system and internal controls and adversely affect our ability to manage our business.

Our governing documents contain some provisions that may prevent or make more difficult an attempt to acquire us.

Our Articles of Incorporation and Bylaws, as currently in effect, contain some provisions that may be deemed to have anti-takeover effects, including:

•	a classified board of directors, with each class containing as nearly as possible one-third of the total number of members of the board of directors and the members of each class serving for staggered three-year terms;
•	a vote of at least 55% of our voting securities to amend some provisions of our Articles of Incorporation;

The Greenbrier Companies 2007 Annual Report	15

•	no less than 120 days advance notice with respect to nominations of directors or other matters to be voted on by shareholders other than by or at the direction of the board of directors;
•	removal of directors only with cause; and
•	the calling of special meetings of stockholders only by the president, a majority of the board of directors or the holders of not less than 25% of all votes entitled to be cast on the matters to be considered at such meeting.

We also maintain a stockholder rights plan pursuant to which each stockholder has received a dividend distribution of one preferred stock purchase right per share of common stock owned. The stockholder rights plan and the other provisions discussed above may have anti-takeover effects because they may delay, defer or prevent an unsolicited acquisition proposal that some, or a majority, of our stockholders might believe to be in their best interests or in which stockholders might receive a premium for their common stock over the then-prevailing market price.

The Oregon Control Share Act and business combination law may limit parties who acquire a significant amount of voting shares from exercising control over us for specific periods of time. These acts may lengthen the period for a proxy contest or for a shareholder to vote their shares to elect the majority of our Board and change management.

Item 1b. UNRESOLVED STAFF COMMENTS

None

16	The Greenbrier Companies 2007 Annual Report

Item 2.    PROPERTIES

We operate at the following primary facilities as of August 31, 2007:

Description	Location	Status

Manufacturing Segment

Railcar manufacturing facilities:	Portland, Oregon Sahagun, Mexico Swidnica, Poland Frontera, Mexico	Owned Leased Owned Leased
Marine manufacturing facility:	Portland, Oregon	Owned

Refurbishment & Parts Segment

Railcar repair facilities:	19 locations in the United States and 2 locations in Mexico	Leased — 15 locations Owned — 6 locations
Wheel reconditioning shops:	8 locations in the United States and 2 locations in Mexico	Leased — 6 locations Owned — 4 locations
Parts fabrication and reconditioning facilities:	4 locations in the United States	Leased — 2 locations Owned — 2 locations

Leasing & Services Segment

Corporate offices, railcar marketing and leasing activities	Lake Oswego, Oregon	Leased

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

On November 3, 2004, and November 4, 2004, in the District Court of Tarrant County, Texas, and in the District Court of Lancaster County, Nebraska, respectively, litigation was initiated against the Company by Burlington Northern Santa Fe Railway (BNSF), one of our largest customers. BNSF alleges the failure of a supplier-provided component part on a railcar manufactured by Greenbrier in 1988, resulted in a derailment and a chemical spill. On June 24, 2006, the District Court of Tarrant County, Texas, entered an order granting the Company’s motion for summary judgment as to all claims. BNSF appealed the district court’s decision to the Texas State Court of Appeals which affirmed the prior court’s decision as to all claims. BNSF has petitioned the Texas Supreme Court for review.

Greenbrier and a customer, SEB Finans AB (SEB), have raised performance concerns related to a component that the Company installed on 372 railcar units with an aggregate sales value of approximately $20.0 million produced under a contract with SEB. On December 9, 2005, SEB filed a Statement of Claim in an arbitration proceeding in Stockholm, Sweden, against Greenbrier alleging that the cars were defective and could not be used for their intended purpose. A settlement agreement was entered into effective February 28, 2007 pursuant to which the railcar units previously delivered were to be repaired and the remaining units completed and delivered to SEB over the next few months. Current estimates of potential costs to Greenbrier do not exceed amounts accrued for warranty. Arbitration

The Greenbrier Companies 2007 Annual Report	17

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.    MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been traded on the New York Stock Exchange under the symbol GBX since July 14, 1994. There were approximately 370 holders of record of common stock as of October 22, 2007. The following table shows the reported high and low sales price of our common stock on the New York Stock Exchange.

	High	Low

2007
Fourth quarter	$38.99	$26.25
Third quarter	$32.15	$21.44
Second quarter	$37.75	$26.20
First quarter	$41.21	$26.05
2006
Fourth quarter	$34.90	$23.56
Third quarter	$46.63	$32.80
Second quarter	$40.00	$26.75
First quarter	$33.56	$24.67

Quarterly dividends of $.08 per share have been declared since the fourth quarter of 2005. Quarterly dividends of $.06 per share were declared from the fourth quarter of 2004 through the third quarter of 2005. There is no assurance as to the payment of future dividends as they are dependent upon future earnings, capital requirements and our financial condition.

18	The Greenbrier Companies 2007 Annual Report

Performance Graph

The following graph demonstrates a comparison of cumulative total returns for the Company’s Common Stock, the Dow Jones US Industrial Transportation Index and the Standard & Poors (S&P) 500 Index. The graph assumes an investment of $100 on August 31, 2002 in each of the Company’s Common Stock and the stocks comprising the indices. Each of the indices assumes that all dividends were reinvested and that the investment was maintained to and including August 31, 2007, the end of the Company’s 2007 year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Greenbrier Companies, Inc., The S&P 500 Index
And The Dow Jones US Industrial Transportation Index

* $100 invested on 8/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending August 31.

Copyright© 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Equity Compensation Plan Information

The following table provides certain information as of August 31, 2007 with respect to our equity compensation plans under which our equity securities are authorized for issuance.

	Number of securities		Number of securities
	to be issued	Weighted average	remaining available
	upon exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
Plan Category	warrants and rights	warrants, and rights	compensation plans

Equity compensation plans approved by security holders(1)	36,660	$7.60	695,224

Equity compensation plans not approved by security holders	None	None	None

(1)	Includes the Stock Incentive Plan — 2000 (The 2000 Plan) and the 2005 Stock Incentive Plan.

The Greenbrier Companies 2007 Annual Report	19

Item 6.    SELECTED FINANCIAL DATA

YEARS ENDED AUGUST 31,
(In thousands, except per share data)	2007		2006		2005	2004		2003
Statement of Operations Data
Revenue:
Manufacturing	$738,424		$748,818		$844,496	$576,638		$387,652
Refurbishment & parts	381,670		102,471		96,665	76,596		74,230
Leasing & services	103,734		102,534		83,061	76,217		70,443

	$1,223,828		$953,823		$1,024,222	$729,451		$532,325

Earnings from continuing operations	$22,010		$39,536		$29,822	$20,039		$4,317
Earnings from discontinued operations	–		62	(2)	–	739	(2)	–

Net earnings	$22,010	(1)	$39,598		$29,822	$20,778		$4,317

Basic earnings per common share:
Continuing operations	$1.37		$2.51		$1.99	$1.38		$.31
Net earnings	$1.37		$2.51		$1.99	$1.43		$.31
Diluted earnings per common share:
Continuing operations	$1.37		$2.48		$1.92	$1.32		$.30
Net earnings	$1.37		$2.48		$1.92	$1.37		$.30
Weighted average common shares outstanding:
Basic	16,056		15,751		15,000	14,569		14,138
Diluted	16,094		15,937		15,560	15,199		14,325
Cash dividends paid per share	$.32		$.32		$.26	$.06		$–
Balance Sheet Data
Total assets	$1,072,749		$877,314		$671,207	$508,753		$538,948
Notes payable	$460,915		$362,314		$214,635	$97,513		$117,989
Subordinated debt	$–		$2,091		$8,617	$14,942		$20,921
Stockholders’ equity	$243,590		$219,281		$176,059	$139,289		$11,142
Other Operating Data
New railcar units delivered	8,600		11,400		13,200	10,800		6,500
New railcar units backlog	12,100		14,700		9,600	13,100		10,700
Lease fleet:
Units managed	136,558		135,320		128,645	122,676		114,701
Units owned	8,663		9,311		9,958	10,683		12,015
Cash Flow Data
Capital expenditures:
Manufacturing	$20,361		$15,121		$11,759	$5,804		$5,957
Refurbishment & parts	5,009		2,906		4,559	1,357		1,433
Leasing & services	111,924		122,542		52,805	35,798		4,505

	$137,294		$140,569		$69,123	$42,959		$11,895

Proceeds from sale of equipment	$119,695		$28,863		$32,528	$16,217		$23,954

Depreciation and amortization:
Manufacturing	$10,762		$10,258		$10,003	$7,347		$6,591
Refurbishment & parts	9,042		2,360		2,202	2,052		2,490
Leasing & services	13,022		12,635		10,734	11,441		9,630

	$32,826		$25,253		$22,939	$20,840		$18,711

Ratio of earnings to fixed charges(3)	1.74		2.83		3.55	2.84		1.52

(1)	Includes special charges of $21.9 million related to the impairment and closure of our Canadian operations. In addition, an $8.2 million tax benefit related to the write-off of our investment in our Canadian subsidiary for tax purposes was recorded.
(2)	Consists of a reduction in loss contingency associated with the settlement of litigation relating to the logistics business that was discontinued in 1998.
(3)	The ratio of earnings to fixed charges is computed by dividing earnings before fixed charges by fixed charges. Earnings before fixed charges consist of earnings (loss) before income tax, minority interest and equity in unconsolidated subsidiaries, plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and the portion of rental expense that we believe is representative of the interest component of lease expense.

20	The Greenbrier Companies 2007 Annual Report

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We currently operate in three primary business segments: manufacturing, refurbishment & parts and leasing & services. These three business segments are operationally integrated. The manufacturing segment, operating from four facilities in the United States, Mexico and Europe produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. We may also manufacture new freight cars through the use of unaffiliated subcontractors. The refurbishment & parts segment performs railcar repair, refurbishment and maintenance activities in the United States and Mexico as well as wheel and axle servicing, and production of a variety of parts for the railroad industry. The leasing & services segment owns approximately 9,000 railcars and provides management services for approximately 136,000 railcars for railroads, shippers, carriers, and other leasing and transportation companies in North America. Segment performance is evaluated based on margins. We also produce rail castings through an unconsolidated joint venture.

Our manufacturing backlog of railcars for sale and lease as of August 31, 2007 was approximately 12,100 railcars with an estimated value of $830.0 million. This compares to 14,700 railcars valued at $1.0 billion as of August 31, 2006. Backlog includes approximately 3,900 units that are subject to our fulfillment of certain competitive conditions. Sales prices generally include an anticipated pass-through of vendor material price increases and surcharges, however, there is still risk that material prices could increase beyond amounts used to price our sale contracts which would adversely impact margins realized upon sale. Subsequent to August 31, 2007, an additional multi-year order was received for 11,900 units to be with delivered over an eight year period commencing in the first quarter of 2009. Approximately 8,500 units under this contract are subject to our fulfillment of certain competitive conditions.

Our Canadian railcar manufacturing facility had been incurring operating losses as a result of high labor costs, manufacturing inefficiencies, transportation costs associated with a remote location and a strong Canadian currency coupled with a weakening of the market for the primary railcars produced by this entity. These factors caused us to reassess the value of the assets of this facility in accordance with our policy on impairment of long-lived assets. Based on an analysis of future undiscounted cash flows associated with these assets, we determined that the carrying value of the assets exceeded their fair market value. Accordingly a $16.5 million impairment charge was recorded in February 2007 as a special charge on the Consolidated Statement of Operations. In April 2007, our board of directors approved the permanent closure of this facility. As a result of the asset impairment and subsequent facility closure, aggregate special charges of $21.9 million were recorded during 2007 consisting of $14.2 million of impairment of property, plant and equipment, $2.1 million of inventory impairment, $1.1 million impairment of goodwill and other, $3.9 million of severance costs and $0.6 million of professional and other fees associated with the closure. In addition, an $8.2 million tax benefit related to a write-off of our investment in our Canadian subsidiary for tax purposes was recorded. We are actively marketing the assets and the disposition of the facility is expected to be completed by the end of 2008. Closure costs which include contractual obligations, professional fees and severance and other employee-related costs other than pension costs are estimated to be approximately $12.0 million of which $7.1 million has been incurred through August 31, 2007 consisting of $4.5 million in special charges and $2.6 million in general and administrative expense. There is no tax benefit associated with these closure costs.

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

In October 2006, we formed a joint venture with Grupo Industrial Monclova (GIMSA) to manufacture new railroad freight cars for the North American marketplace at GIMSA’s existing manufacturing facility, located in Frontera, Mexico. Our initial investment was less than $10.0 million for one production line and each party owns a 50% interest in the joint venture. Production began late in our third quarter of 2007. The financial results of this operation

The Greenbrier Companies 2007 Annual Report	21

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

Results of Operations

Overview

Total revenue was $1.2 billion, $953.8 million and $1.0 billion for the years ended August 31, 2007, 2006 and 2005. Net earnings for 2007, 2006 and 2005 were $22.0 million or $1.37 per diluted common share, $39.6 million or $2.48 per diluted common share and $29.8 million or $1.92 per diluted common share.

Manufacturing Segment

Manufacturing revenue includes new railcar and marine production. New railcar delivery and backlog information disclosed herein includes all facilities and orders that may be manufactured by unaffiliated subcontractors.

Manufacturing revenue was $738.4 million, $748.8 million and $844.5 million for the years 2007, 2006 and 2005. Railcar deliveries, which are the primary source of manufacturing revenue, were approximately 8,600 units in 2007 compared to 11,400 units in 2006 and 13,200 units in 2005. Manufacturing revenue decreased $10.4 million, or 1.4%, from 2006 to 2007 due to lower railcar deliveries offset somewhat by a change in product mix to railcar types with higher per unit sales prices. The delivery decline is the result of the impact of a slower North American railcar market for railcar types that we currently produce and the current year production of more complex railcar types requiring higher labor content. Manufacturing revenue decreased $95.7 million or 11.3% in 2006 as compared to 2005 primarily due to lower deliveries resulting from changes in production rates to meet customer delivery requirements, a slower European freight car market, an increase in internal production and subcontracted deliveries in the prior period.

Manufacturing margin as a percentage of revenue was 7.8% in 2007 compared to 11.0% in 2006. The decrease was primarily due to a less favorable product mix, $5.9 million in negative margins on our Canadian facility in the current year, start-up costs on our new railcar manufacturing joint venture in Mexico and production difficulties and inefficiencies realized on certain conventional railcar types. Manufacturing margin as a percentage of revenue was 11.0% in 2006 compared to 8.6% in 2005. Margin improvements were the result of lower costs on certain materials and operating efficiency improvements at certain of our facilities. In addition, 2005 was adversely impacted by production issues in Europe, surcharges and price increases on materials that could not be passed onto the customer, temporary production issues at one facility and inclement weather related closures.

Refurbishment & Parts Segment

Refurbishment & parts revenue was $381.7 million, $102.5 million and $96.7 million for the years 2007, 2006 and 2005. The $279.2 million increase in revenue from 2006 to 2007 was primarily due to acquisition related growth of approximately $249.2 million, increased volume of refurbishment and retrofitting work at repair and refurbishment facilities and favorable scrap pricing. Revenue increased $5.8 million, or 6.0%, from 2005 to 2006 primarily due to the addition of four repair and refurbishment facilities.

Refurbishment & parts margin as a percentage of revenue was 16.8%, 14.4% and 10.8% for 2007, 2006 and 2005. The acquisition of Meridian in 2007 has resulted in a greater mix of wheel reconditioning work which combined with increases in volume of railcar maintenance and refurbishment programs, retrofitting work and high scrap

22	The Greenbrier Companies 2007 Annual Report

prices resulted in the margin increase as compared to 2006. The margin increase from 2005 to 2006 was the result of a more favorable product mix, increased volumes of wheelset sales and improvements in efficiency at certain facilities.

Leasing & Services Segment

Leasing & services revenue was $103.7 million, $102.5 million and $83.1 million for the years 2007, 2006 and 2005. The $1.2 million increase in revenue from 2006 to 2007 was primarily the result of a $2.5 million increase in gains on sale of assets from the lease fleet partially offset by a $1.4 million decrease in interest income resulting from lower cash balances. The $19.4 million increase in revenue from 2005 to 2006 was primarily the result of increased revenue from new lease additions, a $4.1 million increase in gains on sale of assets from the lease fleet and increased interest income on higher cash balances.

During 2007, we realized $13.4 million in pre-tax earnings on the disposition of leased equipment compared to $10.9 million in 2006 and $6.8 million in 2005. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.

Leasing & services margin as a percentage of revenue was 55.8% in 2007 compared to 59.0% in 2006 and 50.5% in 2005. The decrease from 2006 to 2007 was primarily a result of declines in interim rent and interest income, decreased utilization on mileage leases, increases in transportation and storage costs on assets held for sale and higher maintenance costs of the railcar fleet, partially offset by gains on dispositions from the lease fleet. The increase in 2006 was primarily a result of gains on sales from the lease fleet and interim rental on assets held for sale both of which have no associated cost of revenue; renewal of leases at higher lease rates and newer lease equipment with lower maintenance costs. These gains were partially offset by decreased utilization on railcars subject to management agreements.

Other costs

Selling and administrative expense was $83.4 million, $70.9 million and $57.4 million in 2007, 2006 and 2005. The $12.5 million increase from 2006 to 2007 is primarily due to $5.0 million associated with operations of business acquired in the current year, $2.3 million in overhead costs associated with our Canadian manufacturing facility that was permanently closed during May 2007, professional services and consulting fees for strategic initiatives and integration of acquired companies, costs associated with improvements to our technology infrastructure and increases in compensation expense related to restricted stock grants. The $13.5 million increase from 2005 to 2006 is primarily the result of increases in employee costs which include new employees, transition costs associated with succession planning, compensation and benefit increases and incentive compensation; $2.8 million in amortization of the value of restricted stock grants; increases in professional fees associated with strategic initiatives; expenses associated with improvements to our technology infrastructure; increases in European research and development costs; partially offset by reduced legal fees as the prior period included $2.5 million in legal and professional expenses associated with litigation and responses related to actions by a former member of the board of directors, Alan James.

Interest and foreign exchange expense was $39.9 million, $25.4 million and $14.8 million in 2007, 2006 and 2005. Interest and foreign exchange expense increased $14.5 million from 2006 to 2007 due to higher debt levels and foreign exchange fluctuations. Foreign exchange losses of $1.2 million were recognized in 2007 compared to foreign exchange gains of $1.6 million in 2006. In addition, 2007 results include a $1.2 million write-off of loan origination costs on our prior revolving credit facility. Interest and foreign exchange expense increased $10.6 million from 2005 to 2006 due to higher outstanding debt levels, $0.8 million in interest on a settlement with the IRS in conjunction with the completion of an audit, $0.7 million in interest paid on the purchase of subsidiary shares subject to mandatory redemption, partially offset by foreign exchange fluctuations. Foreign exchange gains of $1.6 million were recognized in 2006 compared to foreign exchange losses of $0.8 million in 2005.

Our Canadian railcar manufacturing facility had been incurring operating losses as a result of high labor costs, manufacturing inefficiencies, transportation costs associated with a remote location and a strong Canadian currency coupled with a weakening of the market for the primary railcars produced by this entity. These factors caused us to

The Greenbrier Companies 2007 Annual Report	23

reassess the value of the assets of this facility in accordance with our policy on impairment of long-lived assets. Based on an analysis of future undiscounted cash flows associated with these assets, we determined that the carrying value of the assets exceeded their fair market value. Accordingly a $16.5 million impairment charge was recorded in February 2007 as a special charge on the Consolidated Statement of Operations. In April 2007, our board of directors approved the permanent closure of this facility. As a result of the asset impairment and subsequent facility closure, aggregate special charges of $21.9 million recorded during 2007 consist of $14.2 million of impairment of property, plant and equipment, $2.1 million of inventory impairment, $1.1 million impairment of goodwill and other, $3.9 million of severance costs and $0.6 million of professional and other fees associated with the closure.

During 2005, we incurred special charges of $2.9 million consisting of debt prepayment penalties and costs associated with settlement of interest rate swap agreements on certain debt that was refinanced with senior unsecured notes.

Income Tax

Our effective tax rate was 39.9%, 35.5% and 39.8% for the years ended August 31, 2007, 2006 and 2005. The current period includes an $8.2 million tax benefit associated with the write-off of our investment in our Canadian subsidiary for tax purposes and no tax benefit associated with special charges related to the Canadian plant closure costs and losses incurred by the Canadian facility. The current period also includes tax benefits of approximately $1.0 million for Mexican asset based tax credits and amended state income tax provisions. Tax expense for 2006 includes $2.2 million associated with a settlement with the IRS in conjunction with completion of an audit of our tax returns for the years 1999-2002. In addition, 2006 includes a $3.7 million tax benefit for a reduction in a valuation allowance related to a deferred tax asset for net operating loss carryforwards at our Mexican subsidiary. This allowance was reversed based on financial projections that indicated we will more likely than not be able to fully utilize the net operating loss carryforwards.

The fluctuations in the effective tax rate are due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating losses for certain operations with no related accrual of tax benefit. Our tax rate in the United States for the years ended August 31, 2007, 2006 and 2005 represents a tax rate of 39.0%, 41.0% and 42.0%. All periods include varying tax rates on foreign operations.

Minority Interest

The minority interest of $1.5 million for the year ended August 31, 2007 represents our joint venture partner’s share in the losses of our Mexican railcar manufacturing joint venture that began production during the year.

Liquidity and Capital Resources

We have been financed through cash generated from operations and borrowings. At August 31, 2007, cash decreased $122.1 million to $20.8 million from $142.9 million at the prior year end. Cash usage was primarily for the acquisitions of Meridian and RCA, partially offset by proceeds from borrowings.

Cash provided by operating activities for the year ended August 31, 2007 and 2006 was $46.3 million and $39.5 million. Cash used in operating activities was $16.7 million in 2005. The change is due primarily to timing of working capital needs including purchases and sales of railcars held for sale, timing of inventory purchases and varying customer payment terms.

Cash used in investing activities for the year ended August 31, 2007 of $286.6 million compared to $111.1 million in 2006 and $21.3 million in 2005. The increased cash utilization in 2007 was primarily due to the acquisitions of Meridian and RCA. Increases in capital expenditures for lease fleet equipment resulted in the increase in cash used in investing activities in 2006 as compared to 2005.

Capital expenditures totaled $137.3 million, $140.6 million and $69.1 million in 2007, 2006 and 2005. Of these capital expenditures, approximately $111.9 million, $122.6 million and $52.8 million in 2007, 2006 and 2005 were attributable to leasing & services operations. Our capital expenditures have increased as we replace the maturing direct finance leases and take advantage of investment opportunities in the railcar market. We regularly sell assets

24	The Greenbrier Companies 2007 Annual Report

from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures. Proceeds from the sale of equipment were approximately $120.0 million in 2007. Leasing & services capital expenditures for 2008 are expected to be approximately $75.0 million.

Approximately $20.4 million, $15.1 million and $11.8 million of capital expenditures for 2007, 2006 and 2005 were attributable to manufacturing operations. Capital expenditures for manufacturing are expected to be approximately $30.0 million in 2008 and primarily relate to increased efficiency and expansion of manufacturing capacity through our joint venture in Mexico.

Refurbishment & parts capital expenditures for 2007, 2006 and 2005 were $5.0 million, $2.9 million and $4.5 million and are expected to be approximately $15.0 million in 2008 for expansion of existing facilities.

Cash provided by financing activities of $115.8 million for the year ended August 31 2007 compared to cash provided by financing activities of $142.5 million in 2006 and $97.6 million in 2005. During 2007, we received $99.4 million in net proceeds from term loan borrowings, repaid $5.4 million in term debt and paid dividends of $5.1 million. During 2006, we received $154.6 million in net proceeds from a senior unsecured debt offering and a convertible debt offering, repaid $13.2 million in term debt and paid dividends of $5.0 million. During 2005, we received $169.8 million in net proceeds from a senior unsecured debt offering, repaid $67.7 million in term debt and paid dividends of $3.9 million.

All amounts originating in foreign currency have been translated at the August 31, 2007 exchange rate for the following discussion. Senior secured revolving credit facilities aggregated $341.9 million as of August 31, 2007, of which $39.6 million in revolving notes and $4.9 million in letters of credit are outstanding. Available borrowings are generally based on defined levels of inventory, receivables, and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which at August 31, 2007 levels would provide for maximum additional borrowing of $225.0 million. A $290.0 million revolving line of credit is available through November 2011 to provide working capital and interim financing of equipment for the United States and Mexican operations. A $1.0 million line of credit is available through November 2011 for Canadian operations. Advances under the U.S. and Canadian facilities bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. At August 31, 2007, there was $3.9 million in letters of credit outstanding under the United States credit facility. A $1.0 million letter of credit was outstanding under the Canadian credit facility. Lines of credit totaling $50.9 million are available for working capital needs of the European manufacturing operation. These European credit facilities have maturities that range from December 31, 2007 through August 28, 2008. As of August 31, 2007, the European credit facilities had $39.6 million outstanding.

In accordance with customary business practices in Europe, we have $21.4 million in bank and third party performance, advance payment and warranty guarantee facilities, all of which has been utilized as of August 31, 2007. To date no amounts have been drawn under these performance, advance payment and warranty guarantees.

We have advanced $1.5 million in long-term advances to an unconsolidated subsidiary which are secured by accounts receivable and inventory. As of August 31, 2007, this same unconsolidated subsidiary had $6.5 million in third party debt for which we have guaranteed 33% or approximately $2.2 million.

We have outstanding letters of credit aggregating $4.9 million associated with facility leases and payroll.

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

The Greenbrier Companies 2007 Annual Report	25

The following table shows our estimated future contractual cash obligations as of August 31, 2007:

	Year Ending
(In thousands)	Total	2008	2009	2010	2011	2012	Thereafter
Notes payable	$460,915	$6,777	$9,978	$8,240	$6,119	$3,746	$426,055
Interest	246,304	30,028	29,407	28,901	28,384	27,967	101,617
Revolving notes	39,568	39,568	–	–	–	–	–
Operating leases	20,757	7,384	5,381	3,293	2,222	1,364	1,113
Participation	5,201	3,879	546	356	272	72	76
Railcar leases	12,820	5,368	3,173	2,087	1,532	155	505

	$785,565	$93,004	$48,485	$42,877	$38,529	$33,304	$529,366

In 1990, we entered into an agreement for the purchase and refurbishment of over 10,000 used railcars between 1990 and 1997. The agreement provides that, under certain conditions, the seller will receive a percentage of defined earnings of a subsidiary, and further defines the period when such payments are to be made. Such amounts, referred to as participation, are accrued when earned, charged to leasing & services cost of revenue, and unpaid amounts are included as participation in the Consolidated Balance Sheets. Participation expense was $2.3 million, $1.7 million and $1.6 million in 2007, 2006 and 2005. Payment of participation was $9.4 million in 2007.

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

26	The Greenbrier Companies 2007 Annual Report

Warranty accruals - Warranty costs to cover a defined warranty period are estimated and charged to operations. The estimated warranty cost is based on historical warranty claims for each particular product type. For new product types without a warranty history, preliminary estimates are based on historical information for similar product types.

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

Goodwill and acquired intangible assets - The Company periodically acquires businesses in purchase transactions in which the allocation of the purchase price may result in the recognition of goodwill and other intangible assets. The determination of the value of such intangible assets requires management to make estimates and assumptions. These estimates affect the amount of future period amortization and possible impairment charges.

Initial Adoption of Accounting Policies - In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections which replaces Accounting Principles Board (APB) opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires retrospective application, unless impracticable, for changes in accounting principles in the absence of transition requirements specific to newly adopted accounting principles. This statement is effective for any accounting changes and corrections of errors made by us beginning September 1, 2006.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement requires the recording of an asset of a defined benefit pension or postretirement plan’s overfunded status or a liability for a plan’s underfunded status in its statement of financial position, and to recognize changes in that funded status through other comprehensive income in the year in which the changes occur. This statement was effective for us for the fiscal year ending August 31, 2007. The statement applies to a termination benefit plan required for Mexican employees. The adoption of this statement did not have a material effect on our financial statements.

The Greenbrier Companies 2007 Annual Report	27

Prospective Accounting Changes - In July 2006, the FASB issued FASB interpretation (FIN) No. 48, Accounting for Uncertainties in Income Tax — an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainties in income taxes. It prescribes a recognition and measurement threshold for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for us for the fiscal year beginning September 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. The measurement and disclosure requirements are effective for us for the fiscal year beginning September 1, 2008. We are evaluating if there will be any impact on the Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for the Company beginning September 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its Consolidated Financial Statements.

Forward Looking Statements

From time to time, Greenbrier or its representatives have made or may make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. These forward-looking statements rely on a number of assumptions concerning future events. You can identify these forward-looking statements by forward-looking words such as “expect,” “anticipate,” “believe,” “intend,” “plan,” “seek,” “forecast,” “estimate,” “continue,” “may,” “will,” “would,” “could,” “likely” and similar expressions. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those currently anticipated. Important factors that could cause actual results to differ materially from those currently anticipated or suggested by these forward-looking statements and that could adversely affect our future financial performance and stockholder value are identified in “Risk Factors” and may also include the following:

•	continued industry demand at current levels for railcar products;
•	industry overcapacity and our manufacturing capacity utilization;
•	ability to utilize beneficial tax strategies;
•	decreases in carrying value of assets due to impairment;
•	changes in future maintenance requirements;
•	effects of local statutory accounting conventions on compliance with covenants in certain loan agreements;
•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under existing contracts as anticipated; and
•	ability to replace maturing lease revenue and earnings with revenue and earnings from additions to the lease fleet and management services.

Any forward-looking statement should be considered in light of these factors and reflects our belief only at the time the statement is made. We assume no obligation to update or revise any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting the forward-looking statements.

28	The Greenbrier Companies 2007 Annual Report

Item 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have operations in Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate our exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At August 31, 2007, no forecast sales were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results. We believe the exposure to foreign exchange risk is not material.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At August 31, 2007, net assets of foreign subsidiaries aggregated $13.4 million and a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of $1.3 million, 0.6% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

Interest Rate Risk

We have managed our floating rate debt with interest rate swap agreements, effectively converting $10.6 million of variable rate debt to fixed rate debt. At August 31, 2007, the exposure to interest rate risk is reduced since 71% of our debt has fixed rates and 29% has floating rates. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt. At August 31, 2007, a uniform 10% increase in interest rates would result in approximately $0.9 million of additional annual interest expense.

The Greenbrier Companies 2007 Annual Report	29

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

YEARS ENDED AUGUST 31,
(In thousands, except per share amounts)	2007	2006
Assets
Cash and cash equivalents	$20,808	$142,894
Restricted cash	2,693	2,056
Accounts receivable	157,038	115,565
Inventories	194,883	163,151
Assets held for sale	42,903	35,216
Equipment on operating leases	294,326	301,009
Investment in direct finance leases	9,040	6,511
Property, plant and equipment	112,813	80,034
Goodwill	168,987	2,896
Intangibles and other assets	69,258	27,982

	$1,072,749	$877,314

Liabilities and Stockholders’ Equity
Revolving notes	$39,568	$22,429
Accounts payable and accrued liabilities	239,713	204,793
Participation	4,355	11,453
Deferred income taxes	61,410	37,472
Deferred revenue	18,052	17,481
Notes payable	460,915	362,314

Subordinated debt	–	2,091
Minority interest	5,146	–
Commitments and contingencies (Notes 25 & 26)

Stockholders’ equity:
Preferred stock - without par value; 25,000 shares authorized; none outstanding	–	–
Common stock - without par value; 50,000 shares authorized; 16,169 and 15,954 outstanding at August 31, 2007 and 2006	16	16
Additional paid-in capital	78,332	71,124
Retained earnings	165,408	148,542
Accumulated other comprehensive loss	(166)	(401)

	243,590	219,281

	$1,072,749	$877,314

The accompanying notes are an integral part of these financial statements.

30	The Greenbrier Companies 2007 Annual Report

Consolidated Statements of Operations

YEARS ENDED AUGUST 31,
(In thousands, except per share amounts)	2007	2006	2005
Revenue
Manufacturing	$738,424	$748,818	$844,496
Refurbishment & parts	381,670	102,471	96,665
Leasing & services	103,734	102,534	83,061

	1,223,828	953,823	1,024,222
Cost of revenue
Manufacturing	680,908	666,731	771,743
Refurbishment & parts	317,669	87,690	86,207
Leasing & services	45,818	42,023	41,099

	1,044,395	796,444	899,049
Margin	179,433	157,379	125,173
Other costs
Selling and administrative	83,414	70,918	57,425
Interest and foreign exchange	39,915	25,396	14,835
Special charges	21,899	–	2,913

	145,228	96,314	75,173
Earnings before income tax, minority interest and equity in unconsolidated subsidiaries	34,205	61,065	50,000
Income tax expense	(13,657)	(21,698)	(19,911)

Earnings before minority interest and equity in unconsolidated subsidiaries	20,548	39,367	30,089
Minority interest	1,504	–	–
Equity in earnings (loss) of unconsolidated subsidiaries	(42)	169	(267)

Earnings from continuing operations	22,010	39,536	29,822
Earnings from discontinued operations (net of tax)	–	62	–

Net earnings	$22,010	$39,598	$29,822

Basic earnings per common share:
Continuing operations	$1.37	$2.51	$1.99
Discontinued operations	–	–	–

	$1.37	$2.51	$1.99

Diluted earnings per common share:
Continuing operations	$1.37	$2.48	$1.92
Discontinued operations	–	–	–

	$1.37	$2.48	$1.92

Weighted average common shares:
Basic	16,056	15,751	15,000
Diluted	16,094	15,937	15,560
The accompanying notes are an integral part of these financial statements.

The Greenbrier Companies 2007 Annual Report	31

Consolidated Statements of Stockholders’ Equity
and Comprehensive Income (Loss)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
(In thousands, except per share amounts)	Shares	Amount	Capital	Earnings	Income (loss)	Equity
Balance September 1, 2004	14,884	$15	$57,165	$88,054	$(5,945)	$139,289
Net earnings	–	–	–	29,822	–	29,822
Translation adjustment (net of tax effect)	–	–	–	–	2,653	2,653
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	–	–	–	–	(2,355)	(2,355)
Unrealized gain on derivative financial instruments (net of tax effect)	–	–	–	–	4,936	4,936

Comprehensive income						35,056
Net proceeds from equity offering	5,175	5	127,457	–	–	127,462
Shares repurchased	(5,342)	(5)	(127,533)	–	–	(127,538)
Cash dividends ($0.26 per share)	–	–	–	(3,889)	–	(3,889)
Restricted stock awards	353	–	10,221	–	–	10,221
Unamortized restricted stock	–	–	(9,980)	–	–	(9,980)
Stock options exercised	409	–	3,045	–	–	3,045
Tax benefit of stock options exercised	–	–	2,393	–	–	2,393

Balance August 31, 2005	15,479	15	62,768	113,987	(711)	176,059
Net earnings	–	–	–	39,598	–	39,598
Translation adjustment (net of tax effect)	–	–	–	–	1,570	1,570
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	–	–	–	–	(2,566)	(2,566)
Unrealized gain on derivative financial instruments (net of tax effect)	–	–	–	–	1,306	1,306

Comprehensive income						39,908
Cash dividends ($0.32 per share)	–	–	–	(5,043)	–	(5,043)
Restricted stock awards	72	–	2,179	–	–	2,179
Unamortized restricted stock	–	–	(1,914)	–	–	(1,914)
Restricted stock amortization	–	–	2,550	–	–	2,550
Stock options exercised	403	1	2,941	–	–	2,942
Excess tax benefit of stock options exercised	–	–	2,600	–	–	2,600

Balance August 31, 2006	15,954	16	71,124	148,542	(401)	219,281
Net earnings	–	–	–	22,010	–	22,010
Translation adjustment (net of tax effect)	–	–	–	–	771	771
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	–	–	–	–	(521)	(521)
Unrealized gain on derivative financial instruments (net of tax effect)	–	–	–	–	301	301

Comprehensive income						22,561
Adjustment to apply SFAS 158 (net of tax effect)	–	–	–	–	(316)	(316)
Cash dividends ($0.32 per share)	–	–	–	(5,144)	–	(5,144)
Restricted stock awards	182	–	4,009	–	–	4,009
Unamortized restricted stock	–	–	(4,009)	–	–	(4,009)
Restricted stock amortization	–	–	3,285	–	–	3,285
Stock options exercised	33	–	204	–	–	204
Excess tax benefit of stock options exercised	–	–	3,719	–	–	3,719

Balance August 31, 2007	16,169	$16	$78,332	$165,408	$(166)	$243,590

The accompanying notes are an integral part of these financial statements.

32	The Greenbrier Companies 2007 Annual Report

Consolidated Statements of Cash Flows
YEARS ENDED AUGUST 31,

(In thousands)	2007	2006	2005
Cash flows from operating activities:
Net earnings	$22,010	$39,598	$29,822
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Earnings from discontinued operations	–	(62)	–
Deferred income taxes	10,643	5,893	5,807
Tax benefit of stock options exercised	–	–	2,393
Depreciation and amortization	32,826	25,253	22,939
Gain on sales of equipment	(13,400)	(10,948)	(6,797)
Special charges	21,899	–	–
Other	(1,399)	278	651
Decrease (increase) in assets excluding acquisitions:
Accounts receivable	(17,883)	8,948	(32,328)
Inventories	14,260	(37,517)	15,403
Assets held for sale	4,378	156	(38,495)
Other	(411)	2,577	(5,167)
Increase (decrease) in liabilities excluding acquisitions:
Accounts payable and accrued liabilities	(17,502)	5,487	3
Participation	(7,098)	(10,447)	(15,207)
Deferred revenue	(1,996)	10,326	4,285

Net cash provided by (used in) operating activities	46,327	39,542	(16,691)

Cash flows from investing activities:
Principal payments received under direct finance leases	511	2,048	5,733
Proceeds from sales of equipment	119,695	28,863	32,528
Investment in and net advances to unconsolidated subsidiaries	(849)	550	92
Acquisitions, net of cash acquired	(268,184)	–	–
Acquisition of joint venture interest	–	–	8,435
Decrease (increase) in restricted cash	(454)	(1,958)	1,007
Capital expenditures	(137,294)	(140,569)	(69,123)

Net cash used in investing activities	(286,575)	(111,066)	(21,328)

Cash flows from financing activities:
Changes in revolving notes	15,007	8,965	2,514
Proceeds from issuance of notes payable	99,441	154,567	169,752
Repayments of notes payable	(5,388)	(13,191)	(67,691)
Repayment of subordinated debt	(2,091)	(6,526)	(6,325)
Investment by joint venture partner	6,750	–	–
Dividends paid	(5,144)	(5,042)	(3,889)
Net proceeds from equity offering	–	–	127,462
Repurchase and retirement of stock	–	–	(127,538)
Stock options and restricted stock awards exercised	3,489	5,757	3,286
Excess tax benefit of stock options exercised	3,719	2,600	–
Purchase of subsidiary’s shares subject to mandatory redemption	–	(4,636)	–

Net cash provided by financing activities	115,783	142,494	97,571

Effect of exchange rate changes	2,379	(1,280)	1,542
Increase (decrease) in cash and cash equivalents	(122,086)	69,690	61,094
Cash and cash equivalents
Beginning of period	142,894	73,204	12,110

End of period	$20,808	$142,894	$73,204

Cash paid during the period for:

Interest	$33,714	$24,406	$10,187
Income taxes	$2,985	$21,256	$12,287
Non-cash activity
Transfer of railcars held for sale to equipment on operating leases	$–	$23,955	$–
Supplemental disclosure of non-cash activity:
Assumption of Rail Car America capital lease obligation	$229	$–	$–
Supplemental disclosure of subsidiary acquired
Assets acquired	$(330,459)	$–	$(27,486)
Liabilities assumed	56,144	–	10,529
Acquisition note payable	3,000	–	9,000
Cash acquired	3,131	–	8,435
Investment previously recorded for unconsolidated joint venture	–	–	7,957

Acquisitions, net of cash acquired	$(268,184)	$–	$8,435

The accompanying notes are an integral part of these financial statements.

The Greenbrier Companies 2007 Annual Report	33

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations

The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) currently operates in three primary business segments: manufacturing, refurbishment & parts and leasing & services. The three business segments are operationally integrated. With operations in the United States, Canada, Mexico and Europe, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. The Company may also manufacture new freight cars through the use of unaffiliated subcontractors. The refurbishment & parts segment performs railcar repair, refurbishment and maintenance activities in the United States and Mexico as well as wheel and axle servicing and production of a variety of parts for the railroad industry. The leasing & services segment owns approximately 9,000 railcars and provides management services for approximately 136,000 railcars for railroads, shippers, carriers and other leasing and transportation companies in North America. Greenbrier also produces railcar castings through an unconsolidated joint venture.

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation - The financial statements include the accounts of the Company and its subsidiaries in which it has a controlling interest. All significant intercompany transactions and balances are eliminated upon consolidation.

Unclassified Balance Sheet - The balance sheets of the Company are presented in an unclassified format as a result of significant leasing activities for which the current or non-current distinction is not relevant. In addition, the activities of the manufacturing, refurbishment & parts and leasing & services segments are so intertwined that in the opinion of management, any attempt to separate the respective balance sheet categories would not be meaningful and may lead to the development of misleading conclusions by the reader.

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

Restricted cash - Restricted cash is primarily cash assigned as collateral for European performance guarantees.

Accounts Receivable - Accounts receivable are stated net of allowance for doubtful accounts of $3.9 million and $3.1 million as of August 31, 2007 and 2006.

Inventories - Inventories are generally valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead.

Assets Held for Sale - Assets held for sale consist of new railcars in transit to delivery point, railcars on lease with the intent to sell, used railcars that will either be sold or refurbished, placed on lease and then sold, finished goods and completed wheel sets.

Equipment on operating leases - Equipment on operating leases is stated at cost. Depreciation to estimated salvage value is provided on the straight-line method over the estimated useful lives of up to thirty-five years.

34	The Greenbrier Companies 2007 Annual Report

Property, plant and equipment - Property, plant and equipment is stated at cost. Depreciation is provided on the straight-line method over estimated useful lives which are as follows:

Depreciable Life

Buildings and improvements	10-25 years
Machinery and equipment	3-15 years
Other	3-7 years

Goodwill - Goodwill is recorded when the purchase price of an acquisition exceeds the fair market value of the assets acquired. Goodwill is not amortized and is tested for impairment at least annually and more frequently if material changes in events or circumstances arise. This testing compares carrying values to fair values and if the carrying value of these assets is in excess of fair value, the carrying value is reduced to fair value.

Intangible and other assets - Intangible assets are recorded when a portion of the purchase price of an acquisition is allocated to assets such as customer contracts and relationships, tradenames, certifications and backlog. Intangible assets with finite lives are amortized using the straight line method over their estimated useful lives. Other assets include loan fees and debt acquisition costs which are capitalized and amortized as interest expense over the life of the related borrowings.

Impairment of long-lived assets - When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets will be evaluated for impairment. If the forecast undiscounted future cash flows are less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to estimated realizable value will be recognized in the current period.

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

Contingent rental assistance - The Company has entered into contingent rental assistance agreements on certain railcars, subject to leases, that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods of up to five years. A liability is established when management believes that it is probable that a rental shortfall will occur and the amount can be estimated. All existing rental assistance agreements were entered into prior to December 31, 2002. Any future contracts would use the guidance required by Financial Accounting Standards Board (FASB) Interpretation (FIN) 45.

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

Minority interest - In October 2006, the Company formed a joint venture with Grupo Industrial Monclova (GIMSA) to manufacture new railroad freight cars for the North American marketplace at GIMSA’s existing manufacturing facility located in Frontera, Mexico. Each party owns a 50% ownership. Production began late in the Company’s third quarter of 2007. The financial results of this operation are consolidated for financial reporting purposes as the Company maintains a controlling interest as evidenced by the right to appoint the majority of the board of directors, control over accounting, financing, marketing and engineering, and approval and design of products. The minority

The Greenbrier Companies 2007 Annual Report	35

interest reflected in the Company’s consolidated financial statements represents the joint venture partner’s equity in this venture.

Accumulated other comprehensive income (loss) - Accumulated other comprehensive income (loss) represents net earnings (loss) plus all other changes in net assets from non-owner sources.

Revenue recognition - Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

Railcars are generally manufactured, repaired or refurbished under firm orders from third parties. Revenue is recognized when new or refurbished railcars are completed, accepted by an unaffiliated customer and contractual contingencies removed. Marine revenues are either recognized on the percentage of completion method during the construction period or on the completed contract method based on the terms of the contract. Direct finance lease revenue is recognized over the lease term in a manner that produces a constant rate of return on the net investment in the lease. Operating lease revenue is recognized as earned under the lease terms. Certain leases are operated under car hire arrangements whereby revenue is earned based on utilization, car hire rates and terms specified in the lease agreement. Car hire revenue is reported from a third party source two months in arrears; however, such revenue is accrued in the month earned based on estimates of use from historical activity and is adjusted to actual as reported. Such adjustments historically have not been significant from the estimate.

Research and development - Research and development costs are expensed as incurred. Research and development costs incurred for new product development during 2007, 2006 and 2005 were $2.4 million, $2.2 million and $1.9 million.

Forward exchange contracts - Foreign operations give rise to risks from changes in foreign currency exchange rates. Forward exchange contracts with established financial institutions are utilized to hedge a portion of such risk. Realized and unrealized gains and losses are deferred in other comprehensive income (loss) and recognized in earnings concurrent with the hedged transaction or when the occurrence of the hedged transaction is no longer considered probable. Even though forward exchange contracts are entered into to mitigate the impact of currency fluctuations, certain exposure remains, which may affect operating results.

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

36	The Greenbrier Companies 2007 Annual Report

stock on the effective date of grant. If the Company had elected to recognize compensation expense using a fair value approach, the pro forma net earnings and earnings per share would have been as follows:

(In thousands, except per share amounts)	2005
Net earnings, as reported	$29,822
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax(1)	(235)

Net earnings, pro forma	$29,587

Basic earnings per share As reported	$1.99

Pro forma	$1.97

Diluted earnings per share As reported	$1.92

Pro forma	$1.90

(1)	Compensation expense was determined using the Black-Scholes-Merton option-pricing model which was developed to estimate value of independently traded options. Greenbrier’s options are not independently traded.

All stock options were vested prior to September 1, 2005 and accordingly no compensation expense was recognized for stock options for the years ended August 31, 2007 and 2006.

The value, at the date of grant, of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period of two to five years. Compensation expense recognized related to restricted stock grants for 2007, 2006 and 2005 was $3.1 million, $2.7 million and $0.2 million.

Management estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires judgment on the part of management to arrive at estimates and assumptions on matters that are inherently uncertain. These estimates may affect the amount of assets, liabilities, revenue and expenses reported in the financial statements and accompanying notes and disclosure of contingent assets and liabilities within the financial statements. Estimates and assumptions are periodically evaluated and may be adjusted in future periods. Actual results could differ from those estimates.

Reclassifications - Certain reclassifications have been made to prior years’ Consolidated Financial Statements to conform to the 2007 presentation. These reclassifications consist of the inclusion of a new reporting segment for the Statement of Operations and the break-out of goodwill to a separate line on the Balance Sheet.

Initial Adoption of Accounting Policies - In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections which replaces Accounting Principles Board (APB) opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires retrospective application, unless impracticable, for changes in accounting principles in the absence of transition requirements specific to newly adopted accounting principles. This statement is effective for any accounting changes and corrections of errors made by the Company beginning September 1, 2006.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement requires the recording of an asset of a defined benefit pension or postretirement plan’s overfunded status or a liability for a plan’s underfunded status in its statement of financial position, and to recognize changes in that funded status through other comprehensive income in the year in which the changes occur. This statement was effective for us for the fiscal year ending August 31, 2007. The statement applies to a termination benefit plan required for Mexican employees. The adoption of this statement did not have a material effect on our financial statements.

Prospective Accounting Changes - In July 2006, the FASB issued FASB interpretation (FIN) No. 48, Accounting for Uncertainties in Income Tax - an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainties in income taxes. It prescribes a recognition and measurement threshold for financial

The Greenbrier Companies 2007 Annual Report	37

statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for the Company for the fiscal year beginning September 1, 2007. The Company does not expect the adoption of FIN 48 to have a material impact on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company for the fiscal year beginning September 1, 2008. Management is evaluating if there will be any impact on the Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for the Company beginning September 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its Consolidated Financial Statements.

Note 3 - Acquisitions

Fiscal 2007

Rail Car America

On September 11, 2006, the Company purchased substantially all of the operating assets of Rail Car America (RCA), its American Hydraulics division and the assets of its wholly owned subsidiary, Brandon Corp. RCA, a provider of intermodal and conventional railcar repair services in North America, operates from four repair facilities in the United States. RCA also reconditions and repairs end-of-railcar cushioning units through its American Hydraulics division and operates a switching line in Nebraska through Brandon Corp. The purchase price of the net assets included $29.1 million of cash and a $3.0 million promissory note due in September 2008. The financial results of these operations since the acquisition are reported in the Company’s consolidated financial statements as part of the refurbishment & parts segment. The impact of this acquisition was not material to the Company’s consolidated results of operations; therefore, pro forma financial information has not been included.

The fair value of the net assets acquired from RCA was as follows:

(In thousands)
Accounts receivable	$628
Inventories	7,830
Property, plant and equipment	22,053
Intangibles and other	4,102

Total assets acquired	34,613

Accounts payable and accrued liabilities	2,235
Notes Payable	229

Total liabilities assumed	2,464

Net assets acquired	$32,149

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

38	The Greenbrier Companies 2007 Annual Report

The allocation of the purchase price among certain assets and liabilities is still in process. As a result, the information shown below is preliminary and subject to further refinement upon completion of analyses and valuations.

The preliminary fair value of the net assets acquired in the Meridian acquisition was as follows:

(In thousands)
Cash and cash equivalents	$3,053
Accounts receivable	20,221
Inventories	52,895
Property, plant and equipment	14,473
Goodwill	163,669
Intangibles and other	36,991

Total assets acquired	291,302

Accounts payable and accrued liabilities	40,013
Deferred income taxes	13,404

Total liabilities assumed	53,417

Net assets acquired	$237,885

As a result of the preliminary allocation of the purchase price among assets and liabilities, $163.7 million in goodwill was recorded in the consolidated financial statements.

The unaudited pro forma financial information presented below has been prepared to illustrate Greenbrier’s consolidated results had the acquisition of Meridian occurred at the beginning of each period presented:

(In thousands, except per share amounts)	2007	2006	2005
Revenue	$1,270,234	$1,176,933	$1,255,010
Net earnings	$28,108	$57,345	$37,714
Basic earnings per share	$1.75	$3.64	$2.51
Diluted earnings per share	$1.75	$3.60	$2.42

This unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the fiscal year, and may not be indicative of the results of future operations of the Company.

Other Acquisitions

In April 2007, the Company acquired a leasing services operation for $4.3 million whose operations were not material to the Company’s consolidated results of operations; therefore, pro forma financial information has not been included. As a result of the preliminary allocation of purchase price among assets and liabilities, $3.1 million in goodwill was recorded. The allocation of the purchase price among certain assets and liabilities is still in process. As a result, the allocation is preliminary and subject to further refinement upon completion of analyses and valuations.

Fiscal 2005

Concarril

In September 1998, Greenbrier entered into a joint venture with Bombardier Transportation (Bombardier) to build railroad freight cars at a portion of Bombardier’s existing manufacturing facility in Sahagun, Mexico. Each party held a 50% non-controlling interest in the joint venture. In December 2004, Greenbrier acquired Bombardier’s interest for a purchase price of $9.0 million payable over five years. As a result of the allocation of the purchase price among assets and liabilities, $1.3 million in goodwill was recorded. Greenbrier leases a portion of the plant

The Greenbrier Companies 2007 Annual Report	39

from Bombardier and has entered into a service agreement under which Bombardier provides labor and other services. These operations, previously accounted for under the equity method, were consolidated for financial reporting purposes beginning in December 2004.

The following unaudited pro forma financial information for the year ended August 31, 2005 was prepared as if the transaction to acquire Bombardier’s equity in the Mexican operations had occurred at the beginning of the period presented:

(In thousands, except per share amounts)	2005
Revenue	$1,052,014
Net earnings	$28,633
Basic earnings per share	$1.91
Diluted earnings per share	$1.84

The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the period.

Note 4 - Discontinued Operations

In 2006, the Company recorded $0.1 million (net of tax) in income from discontinued operations resulting from the reversal of the remaining contingent liability associated with litigation settled in August 2004 on the transportation logistics segment that was disposed of in 1998.

Note 5 - Special Charges

The Company’s Canadian railcar manufacturing facility had been incurring operating losses as a result of high labor costs, manufacturing inefficiencies, transportation costs associated with a remote location and a strong Canadian currency coupled with a weakening of the market for the primary railcars produced by this entity. These factors caused management to reassess the value of the assets of this facility in accordance with the Company’s policy on impairment of long-lived assets. Based on an analysis of future undiscounted cash flows associated with these assets, management determined that the carrying value of the assets exceeded their fair market value. Accordingly a $16.5 million impairment charge was recorded in February 2007 as a special charge on the Consolidated Statement of Operations. In April 2007, the Company’s board of directors approved the permanent closure of this facility. As a result of the asset impairment and subsequent facility closure decision, aggregate special charges of $21.9 million were recorded during 2007 consisting of $14.2 million of impairment of property, plant and equipment, $2.1 million of inventory impairment, $1.1 million impairment of goodwill and other, $3.9 million of severance costs and $0.6 million of professional and other fees associated with the closure. We are actively marketing the assets and the disposition of the facility is expected to be completed by the end of 2008.

The results of operations for the year ended August 31, 2005 include special charges of $2.9 million for debt prepayments penalties and costs associated with settlement of interest rate swap agreements on $55.7 million in notes payable that were refinanced through a $175.0 million senior unsecured note offering.

Note 6 - Inventories

(In thousands)	2007	2006
Manufacturing supplies and raw materials	$111,957	$49,631
Work-in-process	86,733	118,555
Lower cost or market adjustment	(3,807)	(5,035)

	$194,883	$163,151

40	The Greenbrier Companies 2007 Annual Report

(In thousands)	2007	2006	2005
Lower of cost or market adjustment
Balance at beginning of period	$5,035	$3,592	$3,811
Charge to cost of revenue	5,092	1,976	1,398
Disposition of inventory	(6,667)	(670)	(2,055)
Currency translation effect	347	137	258
Acquisition	–	–	180

Balance at end of period	$3,807	$5,035	$3,592

Note 7 - Assets Held for Sale

(In thousands)	2007	2006
Railcars held for sale	$12,922	$31,001
Railcars in transit to customer	8,958	4,215
Finished goods - parts	21,023	–

	$42,903	$35,216

Note 8 - Investment in Direct Finance Leases

(In thousands)	2007	2006
Future minimum receipts on lease contracts	$18,212	$12,792
Maintenance, insurance, and taxes	(1,382)	(709)

Net minimum lease receipts	16,830	12,083
Estimated residual values	1,687	2,049
Unearned finance charges	(9,477)	(7,621)

	$9,040	$6,511

Future minimum receipts on the direct finance lease contracts are as follows:

(In thousands)
Year ending August 31,
2008	$2,170
2009	2,067
2010	2,051
2011	2,051
2012	2,051
Thereafter	7,822

$18,212

The Greenbrier Companies 2007 Annual Report	41

Note 9 - Equipment on Operating Leases

Equipment on operating leases is reported net of accumulated depreciation of $74.5 million and $75.3 million as of August 31, 2007 and 2006. In addition, certain railcar equipment leased-in by the Company (see Note 25) is subleased to customers under non-cancelable operating leases. Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases are as follows:

(In thousands)
Year ending August 31,
2008	$31,497
2009	22,944
2010	20,237
2011	16,660
2012	11,861
Thereafter	25,076

$128,275

Certain equipment is also operated under daily, monthly or car hire arrangements. Associated revenue amounted to $25.9 million, $28.6 million and $28.0 million for the years ended August 31, 2007, 2006 and 2005.

Note 10 - Property, Plant and Equipment

(In thousands)	2007	2006
Land and improvements	$19,118	$10,386
Machinery and equipment	148,578	120,918
Buildings and improvements	82,904	61,524
Other	25,055	14,642

	275,655	207,470
Accumulated depreciation	(162,842)	(127,436)

	$112,813	$80,034

Note 11 - Goodwill

Changes in the carrying value of goodwill for the year ended August 31, 2007 are as follows:

		Refurbishment &	Leasing &
(In thousands)	Manufacturing	Parts	Services	Total
Balance beginning of period	$1,922	$974	$–	$2,896
Additions	–	163,669	3,057	166,726
Impairment	(635)	–	–	(635)

Balance August 31, 2007	$1,287	$164,643	$3,057	$168,987

During the year ended August 31, 2007, $166.7 million in goodwill was generated from acquisitions as discussed in Note 3. An impairment charge, recorded in February 2007, discussed in Note 5 included the write-off of $0.6 million in goodwill.

During the third quarter of fiscal 2007 the Company completed its annual review of goodwill and concluded that the remaining goodwill was not impaired.

42	The Greenbrier Companies 2007 Annual Report

Note 12 - Investment in Unconsolidated Subsidiaries

In June 2003, the Company acquired a minority ownership interest in a joint venture which produces castings for freight cars. This joint venture is accounted for under the equity method and the investment is included in other assets on the Consolidated Balance Sheets.

Summarized financial data for the castings joint venture is as follows:

(In thousands)	2007	2006
Current assets	$10,869	$14,198
Total assets	$27,060	$30,418
Current liabilities	$9,932	$13,983
Equity	$10,501	$7,719

(In thousands)	2007	2006	2005
Revenue	$80,101	$123,086	$109,801
Net earnings (loss)	$(217)	$857	$1,942

In December 2004, Greenbrier acquired Bombardier’s interest in our Mexican railcar manufacturing joint venture in Sahagun, Mexico, previously accounted for under the equity method. Greenbrier’s share of the operating results through November 2004 is included as equity in loss of unconsolidated subsidiaries in the Consolidated Statements of Operations. Financial results of the Mexican operations are consolidated for financial reporting purposes beginning December 1, 2004.

Summarized financial data for this joint venture is as follows:

Three Months Ended
(In thousands)	November 30, 2004
Revenue	$30,067
Net Loss	$(1,576)

Greenbrier has purchased railcars from the Sahagun, Mexico joint venture for subsequent sale or for its lease fleet for which the Company’s portion of margin was eliminated upon consolidation. In addition, the joint venture paid a management fee to each owner, of which 50% of the fee earned by Greenbrier was eliminated upon consolidation.

Note 13 - Revolving Notes

All amounts originating in foreign currency have been translated at the August 31, 2007 exchange rate for the following discussion. Senior secured revolving credit facilities aggregated $341.9 million as of August 31, 2007, of which $39.6 million in revolving notes and $4.9 million in letters of credit are outstanding. Available borrowings are generally based on defined levels of inventory, receivables, and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which at August 31, 2007 levels would provide for maximum additional borrowing of $225.0 million. A $290.0 million revolving line of credit is available through November 2011 to provide working capital and interim financing of equipment for the United States and Mexican operations. A $1.0 million line of credit is available through November 2011 for Canadian operations. Advances under the U.S. and Canadian facilities bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. At August 31, 2007, there was $3.9 million in letters of credit outstanding under the United States credit facility and a $1.0 million letter of credit outstanding under the Canadian credit facility. Lines of credit totaling $50.9 million are available for working capital needs of the European manufacturing operation. These European credit facilities have maturities that range from December 31, 2007 through August 28, 2008. As of August 31, 2007, the European credit facilities had $39.6 million outstanding.

The Greenbrier Companies 2007 Annual Report	43

Note 14 - Accounts Payable and Accrued Liabilities

(In thousands)	2007	2006
Trade payables	$164,060	$141,380
Accrued maintenance	20,498	22,985
Accrued payroll and related liabilities	31,034	24,525
Accrued warranty	15,911	14,201
Other	8,210	1,702

	$239,713	$204,793

Note 15 - Maintenance and Warranty Accruals

(In thousands)	2007	2006	2005
Accrued maintenance
Balance at beginning of period	$22,985	$25,464	$21,264
Charged to cost of revenue	18,268	16,210	20,152
Payments	(20,755)	(18,689)	(15,952)

Balance at end of period	$20,498	$22,985	$25,464

Accrued warranty
Balance at beginning of period	$14,201	$15,037	$12,691
Charged to cost of revenue	2,585	3,111	4,664
Payments	(3,545)	(4,492)	(3,297)
Currency translation effect	596	545	811
Acquisition	2,074	–	168

Balance at end of period	$15,911	$14,201	$15,037

Note 16 - Notes Payable

(In thousands)	2007	2006
Senior unsecured notes	$235,000	$235,000
Convertible senior notes	100,000	100,000
Term loans	125,814	27,314
Other notes payable	101	–

	$460,915	$362,314

Senior unsecured notes, due 2015, bear interest at a fixed rate of 8 3/8%, paid semi-annually in arrears on May 15th and November 15th of each year. Payment on the notes is guaranteed by substantially all of the Company’s domestic subsidiaries.

Convertible senior notes, due 2026, bear interest at a fixed rate of 2 3/8%, paid semiannually in arrears on May 15th and November 15th. The Company will also pay contingent interest on the notes in certain circumstances commencing with the six month period beginning May 15, 2013. Payment on the convertible notes is guaranteed by substantially all of the Company’s domestic subsidiaries. The convertible senior notes will be convertible upon the occurrence of specified events into cash and shares, if any, of Greenbrier’s common stock at an initial conversion rate of 20.8125 shares per $1,000 principal amount of the notes (which is equal to an initial conversion price of $48.05 per share). The initial conversion rate is subject to adjustment upon the occurrence of certain events, as defined. On or after May 15, 2013, Greenbrier may redeem all or a portion of the notes at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. On May 15, 2013, May 15, 2016 and May 15, 2021

44	The Greenbrier Companies 2007 Annual Report

and in the event of certain fundamental changes, holders may require the Company to repurchase all or a portion of their notes at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.

On March 30, 2007, the Company issued a $100.0 million senior term note secured by a pool of leased railcars. The note bears a floating interest rate of LIBOR plus 1% with principal of $0.7 million paid quarterly in arrears and a balloon payment of $81.8 million due at the end of the seven-year loan term. Other term loans are due in varying installments through August 2017 and are principally unsecured. As of August 31, 2007, the effective interest rates on the term loans ranged from 4.4% to 8.4%.

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

Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain term loans. At August 31, 2007, such agreements had a notional amount of $10.6 million and mature in March 2011.

Principal payments on the notes payable are as follows:

(In thousands)
Year ending August 31,
2008	$6,777
2009	9,978
2010	8,240
2011	6,119
2012	3,746
Thereafter	426,055

$460,915

Note 17 - Derivative Instruments

Foreign operations give rise to market risks from changes in foreign currency exchange rates. Foreign currency forward exchange contracts with established financial institutions are utilized to hedge a portion of that risk. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. The Company’s foreign currency forward exchange contracts and interest rate swap agreements are designated as cash flow hedges, and therefore the unrealized gains and losses are recorded in accumulated other comprehensive income (loss). As of August 31, 2007 there were no cash flow forward exchange contracts outstanding.

At August 31, 2007 exchange rates, interest rate swap agreements had a notional amount of $10.6 million and mature in March 2011. The fair value of these cash flow hedges at August 31, 2007 resulted in an unrealized pre-tax loss of $0.4 million. The loss is included in accumulated other comprehensive income (loss) and the fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from accumulated other comprehensive income (loss) and charged or credited to interest expense. At August 31, 2007 interest rates; approximately $0.1 million would be reclassified to interest expense in the next 12 months.

Note 18 - Stockholders’ Equity

On May 11, 2005, the Company issued 5,175,000 shares of its common stock at a price of $26.50 per share, less underwriting commissions, discounts and expenses. Proceeds were used to purchase 3,504,167 shares from the estate of Alan James, former member of the board of directors, and 1,837,500 shares from William Furman, President and Chief Executive Officer.

The Greenbrier Companies 2007 Annual Report	45

On April 6, 1999, the Company adopted the Stock Incentive Plan — 2000 (the 2000 Plan), under which 1,000,000 shares of common stock were made available for issuance with respect to options granted to employees, non-employee directors and consultants of the Company. The 2000 Plan authorized the grant of incentive stock options, non-statutory stock options, and restricted stock awards, or any combination of the foregoing. Under the 2000 Plan, the exercise price for incentive stock options could not be less than the market value of the Company’s common stock at the time the option is granted. Grants for 2,500 shares remain available under this plan. In 2005, vesting was accelerated on all outstanding options on this plan in an effort to reduce administrative expenses associated with the implementation of FASB 123R as the remaining unvested portion of options was immaterial and no further options were expected to be issued. If the vesting of the options had not been accelerated, the impact to the Company’s Statement of Operations would be minimal in 2007 and an additional expense of $0.1 million in 2006 with an after-tax impact of $0.004 per share.

In January 2005, the stockholders approved the 2005 Stock Incentive Plan. The plan provides for the grant of incentive stock options, non-statutory stock options, restricted shares, stock units and stock appreciation rights. The maximum aggregate number of the Company’s common shares available for issuance under the plan is 1,300,000. During 2007, 2006 and 2005, the Company awarded restricted stock grants totaling 207,592, 70,820 and 353,864 shares under the 2005 Stock Incentive Plan.

The following table summarizes stock option transactions for shares under option and the related weighted average option price:

		Weighted
		Average
		Option
	Shares	Price
Balance at September 1, 2004	884,250	$7.35
Exercised	(408,930)	7.48
Expired	(2,500)	8.75

Balance at August 31, 2005	472,820	7.24
Exercised	(403,424)	7.29

Balance at August 31, 2006	69,396	6.96
Exercised	(32,736)	6.24

Balance at August 31, 2007	36,660	$7.60

At August 31, 2007 options outstanding have exercise prices ranging from $4.36 to $9.19 per share, have a remaining average contractual life of 1.8 years and options to purchase 36,660 shares were exercisable. On August 31, 2007, 2006 and 2005, 695,224, 877,816 and 948,636 shares were available for grant.

Note 19 - Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

(In thousands)	2007	2006	2005
Weighted average basic common shares outstanding	16,056	15,751	15,000
Dilutive effect of employee stock options	38	186	560

Weighted average diluted common shares outstanding	16,094	15,937	15,560

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options. No options were anti-dilutive the years ended August 31, 2007, 2006 and 2005.

Note 20 - Related Party Transactions

James-Furman & Company Partnership. Alan James, former member of the Board of Directors, and William Furman, Director, President and Chief Executive Officer of the Company were partners in a general partnership, James-Furman & Company (the Partnership), that, among other things, engaged in the ownership, leasing and

46	The Greenbrier Companies 2007 Annual Report

marketing of railcars and programs for refurbishing and marketing of used railcars. As a result of Mr. James’s death, the Partnership was dissolved as of January 28, 2005. The Company entered into agreements with the Partnership pursuant to which the Company manages and maintains railcars owned by the Partnership in exchange for a fixed monthly fee that is no less favorable to the Company than the fee the Company could obtain for similar services rendered to unrelated parties. The maintenance and management fees paid to the Company under such agreements for 2007 were minimal and for the years ended August 31, 2006 and 2005 aggregated $0.1 million per year. In addition, the Partnership paid the Company fees of $0.1 million in each of the years ended August 31, 2006 and 2005 for administrative and other services. The disposition of the operating assets of the partnership was completed in 2007. Final distributions are expected to occur during fiscal 2008 at which time all agreements between the Company and the Partnership will be terminated.

Aircraft Usage Policy. William Furman, Director, President and Chief Executive Officer of the Company is a part owner of a fleet of private aircraft managed by a private independent management company. From time to time, the Company’s business requires charter use of privately owned aircraft. In such instances, it is possible that charters may be placed with the Company that manages Mr. Furman’s aircraft. In such event, any such use will be subject to the Company’s travel and entertainment policy and the fees paid to the management company will be no less favorable than would have been available to the Company for similar services provided by unrelated parties.

Indebtedness of Management. Since the beginning of our last fiscal year, none of our directors or executive officers has been indebted to us in excess of $60,000 except that L. Clark Wood, former President of the Company’s manufacturing operations was indebted to Greenbrier Leasing Company LLC, and had executed a promissory note. The promissory note was payable upon demand and secured by a mortgage on Mr. Wood’s residence. The note did not bear interest and had not been amended since its issuance in 1994. The largest aggregate amount outstanding during fiscal year 2007 under such promissory note was $100,000 and the note was paid in full during fiscal year 2007.

Policy. We follow a policy that all proposed transactions by us with directors, officers, five percent shareholders and their affiliates be entered into only if such transactions are on terms no less favorable to us than could be obtained from unaffiliated parties, are reasonably expected to benefit us and are approved by a majority of the disinterested, independent members of the Board of Directors.

Purchases from unconsolidated subsidiaries. The Company purchased railcars totaling $1.0 million for the three months ended November 30, 2004 from a 50%-owned joint venture for subsequent sale or for its own lease fleet. As a result of the acquisition of the Company’s joint venture partner’s interest, the financial results of the entity were consolidated beginning on December 1, 2004.

Note 21 - Employee Benefit Plans

Defined contribution plans are available to substantially all United States employees. Contributions are based on a percentage of employee contributions and amounted to $1.6 million, $1.3 million and $1.2 million for the years ended August 31, 2007, 2006 and 2005.

Defined benefit pension plans are provided for Canadian employees covered by collective bargaining agreements. The plans provide pension benefits based on years of credited service. Contributions to the plan are actuarially determined and are intended to fund the net periodic pension cost. Expenses resulting from contributions to the plans were $2.4 million, $2.5 million and $2.1 million for the years ended August 31, 2007, 2006 and 2005. Due to the closure of the Canadian facility, the plan will be terminated.

Nonqualified deferred benefit plans exist for certain employees. Expenses resulting from contributions to the plans were $1.9 million, $1.8 million and $1.6 million for the years ended August 31, 2007, 2006 and 2005.

In accordance with Mexican Labor Law, under certain circumstances, the Company provides seniority premium benefits to its employees. These benefits consist of a one-time payment equivalent to 12 days wages for each year of service (at the employee’s most recent salary, but not to exceed twice the legal minimum wage), payable to all employees with 15 or more years of service, as well as to certain employees terminated involuntarily prior to the vesting of their seniority premium benefit.

The Greenbrier Companies 2007 Annual Report	47

Mexican labor law also requires the Company provide statutorily mandated severance benefits to Mexican employees terminated under certain circumstances. Such benefits consist of a one-time payment of three months wages plus 20 days wages for each year of service payable upon involuntary termination without just cause.

Costs associated with these benefits are provided for based on actuarial computations using the projected unit credit method.

Note 22 - Income Taxes

Components of income tax expense (benefit) of continuing operations are as follows:

(In thousands)	2007	2006	2005
Current
Federal	$4,025	$10,619	$15,587
State	459	1,175	1,213
Foreign	(1,986)	3,904	328

	2,498	15,698	17,128
Deferred
Federal	6,970	9,291	(1,344)
State	825	2,193	2,084
Foreign	(6,214)	(5,484)	2,043

	1,581	6,000	2,783

Change in valuation allowance	9,578	–	–

	$13,657	$21,698	$19,911

Income tax expense (benefit) is computed at rates different than statutory rates. The reconciliation between effective and statutory tax rates on continuing operations is as follows:

(In thousands)	2007	2006	2005
Federal statutory rate	34.0%	35.0%	35.0%
State income taxes, net of federal benefit	7.7	3.6	4.3
Impact of foreign operations	(6.8)	(8.0)	(1.0)
US tax benefit utilized upon write-off of investment in Canadian subsidiary	(24.1)	–	–
Change in valuation allowance related to deferred tax asset	28.0	–	–
Income tax settlement	–	4.1	–
Other	1.1	0.8	1.5

	39.9%	35.5%	39.8%

The Company’s income tax provision included a tax benefit in the amount of $8.2 million and a 24.1% reduction in the effective tax rate related to the permanent closure of the Canadian manufacturing facility. The tax basis of the investment charged to expense was approximately $21 million.

48	The Greenbrier Companies 2007 Annual Report

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

(In thousands)	2007	2006
Deferred tax assets:
Basis in controlled foreign corporation	$(2,518)	$(2,518)
Deferred participation	(2,265)	(814)
Maintenance and warranty accruals	(8,549)	(9,733)
Accrued payroll and related liabilities	(3,889)	(4,210)
Deferred revenue	(5,450)	(7,250)
Inventories and other	(5,895)	(4,768)
Investment and asset tax credits	(1,018)	(3,002)
Net operating loss	(11,756)	(949)

	(41,340)	(33,244)
Deferred tax liabilities:
Fixed assets	62,707	59,064
SFAS 133 and translation adjustment	1,209	1,745
Intangibles	13,610	–
Other	7,443	1,705

	84,969	62,514

Valuation allowance	17,780	8,202

Net deferred tax liability	$61,409	$37,472

At August 31, 2007, the Company had net operating loss carryforwards of approximately $33.8 million for foreign income tax purposes. The ultimate realization of the deferred tax assets on net operating losses is dependent upon the generation of future taxable income before these carryforwards expire. Net operating losses in Poland expire between 2008 and 2012. Net operating losses in Mexico can be carried forward through 2017 and in Canada through 2027.

The cumulative increase in the valuation allowance for the year ended August 31, 2007 was an increase of approximately $9.6 million primarily due to a net operating loss generated in the permanent closure of TrentonWorks Limited. It is more likely than not that these net operating losses generated in the current year and carried forward will not be utilized in the future.

The cumulative increase in the deferred tax liability during the fiscal year 2007 includes an increase of approximately $13.4 million due to purchase accounting adjustments related to the purchase of Meridian Rail Holding Corp., an increase of approximately $1.6 million due to ordinary operations and a decrease of approximately $0.6 million due to other miscellaneous items.

United States income taxes have not been provided for approximately $9.7 million of cumulative undistributed earnings of certain foreign subsidiaries as Greenbrier plans to reinvest these earnings indefinitely in operations outside the United States.

The Greenbrier Companies 2007 Annual Report	49

Note 23 - Segment Information

Greenbrier currently operates in three reportable segments: manufacturing, refurbishment & parts and leasing & services. The acquisitions of Meridian and RCA during the first quarter of 2007 resulted in growth of the repair, refurbishment and parts portion of our business to the point that it is reported as a separate segment: refurbishment & parts. The results of this segment were previously aggregated in the manufacturing segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance is evaluated based on margin. Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties. While intercompany transactions are treated the same as third-party transactions to evaluate segment performance, the revenues and related expenses are eliminated in consolidation and therefore do not impact consolidated results.

The information in the following tables is derived directly from the segments’ internal financial reports used for corporate management purposes. Unallocated assets primarily consist of cash and short-term investments.

(In thousands)	2007	2006	2005
Revenue:
Manufacturing	$776,471	$820,783	$872,965
Refurbishment & parts	389,242	106,228	111,496
Leasing & services	99,966	121,184	101,426
Intersegment eliminations	(41,851)	(94,372)	(61,665)

	$1,223,828	$953,823	$1,024,222

Margin:
Manufacturing	$57,516	$82,087	$72,753
Refurbishment & parts	64,001	14,781	10,458
Leasing & services	57,916	60,511	41,962

	$179,433	$157,379	$125,173

Assets:
Manufacturing	$297,718	$293,754	$255,633
Refurbishment & parts	400,069	48,340	43,727
Leasing & services	349,942	390,270	296,318
Unallocated	25,020	144,950	75,529

	$1,072,749	$877,314	$671,207

Depreciation and amortization:
Manufacturing	$10,762	$10,258	$10,003
Refurbishment & parts	9,042	2,360	2,202
Leasing & services	13,022	12,635	10,734

	$32,826	$25,253	$22,939

Capital expenditures:
Manufacturing	$20,361	$15,121	$11,759
Refurbishment & parts	5,009	2,906	4,559
Leasing & services	111,924	122,542	52,805

	$137,294	$140,569	$69,123

50	The Greenbrier Companies 2007 Annual Report

The following table summarizes selected geographic information.

(In thousands)	2007	2006	2005
Revenue:
United States	$1,054,288	$846,560	$875,261
Foreign	169,540	107,263	148,961

	$1,223,828	$953,823	$1,024,222

Identifiable assets:
United States	$837,239	$679,742	$516,690
Canada	10,350	50,192	48,529
Mexico	122,154	80,447	48,291
Europe	103,006	66,933	57,697

	$1,072,749	$877,314	$671,207

Reconciliation of segment margin to earnings before income tax, minority interest and equity in unconsolidated subsidiary:

(In thousands)	2007	2006	2005
Segment margin	$179,433	$157,379	$125,173
Less unallocated expenses:
Selling and administrative	83,414	70,918	57,425
Interest and foreign exchange	39,915	25,396	14,835
Special charges	21,899	–	2,913

Earnings before income tax expense, minority interest and equity in unconsolidated subsidiary	$34,205	$61,065	$50,000

The Greenbrier Companies 2007 Annual Report	51

Note 24 - Customer Concentration

In 2007, revenue from one customer was 21% of total revenue. Revenue from two customers was 29% and 17% of total revenue for the year ended August 31, 2006 and revenue from one customer was 44% of total revenues for the year ended August 31, 2005. No other customers accounted for more than 10% of total revenues in 2007, 2006, or 2005. Two customers had balances that individually equaled or exceeded 10% of accounts receivable and in total represented 32% of the consolidated balance at August 31, 2007.

Note 25 - Lease Commitments

Lease expense for railcar equipment leased in under non-cancelable leases was $7.0 million, $6.7 million and $6.7 million for the years ended August 31, 2007, 2006 and 2005. Aggregate minimum future amounts payable under these non-cancelable railcar equipment leases are as follows:

(In thousands)
Year ending August 31,
2008	$5,368
2009	3,173
2010	2,087
2011	1,532
2012	155
Thereafter	505

$12,820

Operating leases for domestic railcar repair facilities, office space and certain manufacturing and office equipment expire at various dates through April 2015. Rental expense for facilities, office space and equipment was $8.7 million, $6.8 million and $4.0 million for the years ended August 31, 2007, 2006 and 2005. Aggregate minimum future amounts payable under these non-cancelable operating leases are as follows:

(In thousands)
Year ending August 31,
2008	$7,384
2009	5,381
2010	3,293
2011	2,222
2012	1,364
Thereafter	1,113

$20,757

Note 26 - Commitments and Contingencies

In 1990, an agreement was entered into for the purchase and refurbishment of over 10,000 used railcars between 1990 and 1997. The agreement provides that, under certain conditions, the seller will receive a percentage of defined earnings of a subsidiary, and further defines the period when such payments are to be made. Such amounts are referred to as participation, are accrued when earned and charged to leasing & services cost of revenue. Unpaid amounts are included in participation in the Consolidated Balance Sheets. Participation expense was $2.3 million, $1.7 million and $1.6 million in 2007, 2006 and 2005. Payment of participation was $9.4 million in 2007 and is estimated to be $3.9 million in 2008, $0.5 million in 2009, $0.4 million in 2010, $0.3 million in 2011, $0.1 million in 2012 and $0.1 million thereafter.

Environmental studies have been conducted of the Company’s owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The United States Environmental Protection

52	The Greenbrier Companies 2007 Annual Report

Agency (EPA) has classified portions of the river bed, including the portion fronting Greenbrier’s facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). Greenbrier and more than 60 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that they may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company, have signed an Administrative Order of Consent to perform a remedial investigation/feasibility study of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The study is expected to be completed in 2010. In May 2006, the EPA notified several additional entities, including other federal agencies that it is prepared to issue unilateral orders compelling additional participation in the remedial investigation. In addition, the Company has entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. The Company is also conducting groundwater remediation relating to a historical spill on the property which antedates its ownership.

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

On November 3, 2004, and November 4, 2004, in the District Court of Tarrant County, Texas, and in the District Court of Lancaster County, Nebraska, respectively, litigation was initiated against the Company by Burlington Northern Santa Fe Railway (BNSF), one of our largest customers. BNSF alleges the failure of a supplier-provided component part on a railcar manufactured by Greenbrier in 1988, resulted in a derailment and a chemical spill. On June 24, 2006, the District Court of Tarrant County, Texas, entered an order granting the Company’s motion for summary judgment as to all claims BNSF appealed the district court’s decision to the Texas State Court of Appeals which affirmed the prior court’s decision as to all claims. BNSF has petitioned the Texas Supreme Court for review.

Greenbrier and a customer, SEB Finans AB (SEB), have raised performance concerns related to a component that the Company installed on 372 railcar units with an aggregate sales value of approximately $20.0 million produced under a contract with SEB. On December 9, 2005, SEB filed a Statement of Claim in an arbitration proceeding in Stockholm, Sweden, against Greenbrier alleging that the cars were defective and could not be used for their intended purpose. A settlement agreement was entered into effective February 28, 2007 pursuant to which the railcar units previously delivered were to be repaired and the remaining units completed and delivered to SEB. Current estimates of potential costs to Greenbrier do not exceed amounts accrued for warranty. Arbitration hearings have been rescheduled to March 2008 by mutual agreement pending successful implementation of the terms of the settlement agreement.

Management intends to vigorously defend its position in each of the open foregoing cases and believes that any ultimate liability resulting from the above litigation will not materially affect the Company’s Consolidated Financial Statements.

The Greenbrier Companies 2007 Annual Report	53

The Company is involved as a defendant in other litigation initiated in the ordinary course of business. While the ultimate outcome of such legal proceedings cannot be determined at this time, management believes that the resolution of these actions will not have a material adverse effect on the Company’s Consolidated Financial Statements.

On April 20, 2005, the Company entered into an employment agreement with Mr. Furman, President and Chief Executive Officer. The employment agreement provides that Greenbrier pay Mr. Furman a base salary of $550,000 per year (subject to increase by the compensation committee of the board of directors), an annual performance-based cash bonus up to 150% of his base salary, and an annual retirement benefit of $407,000 commencing in November 2004 and continuing until Mr. Furman reaches age 70. Either party may terminate the employment agreement at any time upon written notice. The employment agreement contains a two-year non-compete clause limiting Mr. Furman’s activities with competing businesses upon termination. In the event of his termination following a change in control, Mr. Furman will be entitled to a lump sum severance amount equal to three times his base salary and average bonus, accrued salary and vacation, and continuation for three years of specified employee benefits.

The Company has entered into contingent rental assistance agreements, aggregating $6.9 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods of up to five years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the years ended August 31, 2007, 2006 and 2005 no accruals were made to cover estimated obligations as management determined no liability was required. There is no liability accrued at August 31, 2007. All of these agreements were entered into prior to December 31, 2002 and have not been modified since. The accounting for any future rental assistance agreements will comply with the guidance required by FASB Interpretation (FIN) 45 which pertains to contracts entered into or modified subsequent to December 31, 2002.

A portion of leasing & services revenue is derived from “car hire” which is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Until 1992, the Interstate Commerce Commission directly regulated car hire rates by prescribing a formula for calculating these rates. Government regulation of car hire rates continues but the system of prescribed rates has been superseded by a system known as deprescription. A ten-year period used to phase in this new system ended on January 1, 2003. Deprescription is a system whereby railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration both the owner’s or user’s rate is selected and that rate becomes effective for a one-year period. There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue for the Company which amounted to $23.2 million, $25.3 million and $25.3 million in 2007, 2006 and 2005.

In accordance with customary business practices in Europe, the Company has $21.4 million in bank and third party performance, advance payment and warranty guarantee facilities, all of which have been utilized as of August 31, 2007. To date no amounts have been drawn under these performance, advance payment and warranty guarantee facilities.

At August 31, 2006, an unconsolidated subsidiary had $6.5 million of third party debt, for which the Company has guaranteed 33% or approximately $2.2 million. In the event that there is a change in control or insolvency by any of the three 33% investors that have guaranteed the debt, the remaining investors’ share of the guarantee will increase proportionately.

The Company has outstanding letters of credit aggregating $4.9 million associated with facility leases and payroll.

54	The Greenbrier Companies 2007 Annual Report

Note 27 - Fair Value of Financial Instruments

The estimated fair values of financial instruments and the methods and assumptions used to estimate such fair values are as follows:

	2007
	Carrying	Estimated
(In thousands)	Amount	Fair Value
Notes payable	$460,915	$446,225
Deferred participation	$476	$188

	2006
	Carrying	Estimated
(In thousands)	Amount	Fair Value
Notes payable and subordinated debt	$364,406	$355,685
Deferred participation	$2,078	$1,711

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

Note 28 - Guarantor/Non Guarantor

The $235.0 million combined senior unsecured notes (the Notes) issued on May 11, 2005 and November 21, 2005 and $100.0 million of convertible senior notes issued on May 22, 2006 are fully and unconditionally and jointly and severally guaranteed by substantially all of Greenbrier’s material wholly owned subsidiaries: Autostack Company LLC, Greenbrier-Concarril LLC, Greenbrier Leasing Company LLC, Greenbrier Leasing Limited Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing, L.P., Greenbrier Railcar LLC, Gunderson LLC, Gunderson Marine LLC, Gunderson Rail Services LLC, Greenbrier-GIMSA LLC, Meridian Rail Holdings Corp., Meridian Rail Acquisition Corporation, Meridian Rail Mexico City Corp., Brandon Railroad LLC and Gunderson Specialty Products, LLC. No other subsidiaries guarantee the Notes.

The following represents the supplemental consolidated condensed financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of August 31, 2007 and 2006 and for the years ended August 31, 2007, 2006 and 2005. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

The Greenbrier Companies 2007 Annual Report	55

The Greenbrier Companies, Inc.
    Condensed Consolidated Balance Sheet
    For the year ended August 31, 2007

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$15,422	$–	$5,386	$–	$20,808
Restricted cash	–	–	2,693	–	2,693
Accounts receivable	122,388	8,893	27,825	(2,068)	157,038
Inventories	–	102,529	92,354	–	194,883
Assets held for sale	–	28,841	14,062	–	42,903
Investment in direct finance leases	–	9,040	–	–	9,040
Equipment on operating leases	–	296,189	–	(1,863)	294,326
Property, plant and equipment	2,191	78,894	31,728	–	112,813
Goodwill	–	168,851	–	136	168,987
Intangibles and other assets	436,709	89,685	2,406	(459,542)	69,258

	$576,710	$782,922	$176,454	$(463,337)	$1,072,749

Liabilities and Stockholders’ Equity
Revolving notes	$–	$–	$39,568	$–	$39,568
Accounts payable and accrued liabilities	(12,280)	177,251	76,810	(2,068)	239,713
Participation	–	4,355	–	–	4,355
Deferred income taxes	4,957	59,551	(2,959)	(139)	61,410
Deferred revenue	1,086	7,310	9,656	–	18,052
Notes payable	340,688	106,926	13,301	–	460,915
Minority interest	–	6,750	–	(1,604)	5,146
Stockholders’ Equity	242,259	420,779	40,078	(459,526)	243,590

	$576,710	$782,922	$176,454	$(463,337)	$1,072,749

56	The Greenbrier Companies 2007 Annual Report

The Greenbrier Companies, Inc.
    Condensed Consolidated Statement of Operations
    For the year ended August 31, 2007

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$(2,802)	$540,163	$482,598	$(281,535)	$738,424
Refurbishment & parts	–	381,151	519	–	381,670
Leasing & services	1,334	101,631	–	769	103,734

	(1,468)	1,022,945	483,117	(280,766)	1,223,828
Cost of revenue
Manufacturing	–	497,909	464,466	(281,467)	680,908
Refurbishment & parts	–	317,265	404	–	317,669
Leasing & services	–	45,882	–	(64)	45,818

	–	861,056	464,870	(281,531)	1,044,395
Margin	(1,468)	161,889	18,247	765	179,433
Other costs
Selling and administrative	33,615	34,200	15,596	3	83,414
Interest and foreign exchange	32,626	2,691	4,628	(30)	39,915
Special charges	35	635	21,229	–	21,899

	66,276	37,526	41,453	(27)	145,228
Earnings (loss) before income taxes, minority interest and equity in unconsolidated subsidiaries	(67,744)	124,363	(23,206)	792	34,205
Income tax (expense) benefit	36,243	(49,298)	(294)	(308)	(13,657)

	(31,501)	75,065	(23,500)	484	20,548
Minority interest	–	–	(100)	1,604	1,504
Equity in earnings (loss) of unconsolidated subsidiaries	53,511	2,734	–	(56,287)	(42)

Net earnings	$22,010	$77,799	$(23,600)	$(54,199)	$22,010

The Greenbrier Companies 2007 Annual Report	57

The Greenbrier Companies, Inc.
    Condensed Consolidated Statement of Cash Flows
    For the year ended August 31, 2007

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$22,010	$77,799	$(23,600)	$(54,199)	$22,010
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	2,254	5,055	3,026	308	10,643
Depreciation and amortization	221	26,634	6,035	(64)	32,826
Gain on sales of equipment	–	(12,608)	–	(792)	(13,400)
Special charges	35	635	21,229	–	21,899
Other	–	6,839	116	(8,354)	(1,399)
Decrease (increase) in assets:
Accounts and notes receivable	(57,200)	41,409	(4,199)	2,107	(17,883)
Inventories	–	5,654	8,606	–	14,260
Assets held for sale	–	8,087	(3,709)	–	4,378
Other	(60,754)	(2,843)	149	63,037	(411)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(23,426)	22,166	(14,135)	(2,107)	(17,502)
Participation	–	(7,098)	–	–	(7,098)
Deferred revenue	(155)	(5,435)	3,594	–	(1,996)

Net cash provided by (used in) operating activities	(117,015)	166,294	(2,888)	(64)	46,327

Cash flows from investing activities:
Principal payments received under direct finance leases	–	511	–	–	511
Proceeds from sales of equipment	–	119,695	–	–	119,695
Investment in and net advances to unconsolidated subsidiaries	–	(849)	–	–	(849)
Acquisitions, net of cash acquired	–	(268,184)	–	–	(268,184)
Decrease in restricted cash	–	–	(454)	–	(454)
Capital expenditures	(2,388)	(118,691)	(16,279)	64	(137,294)

Net cash provided by (used in) investing activities	(2,388)	(267,518)	(16,733)	64	(286,575)

Cash flows from financing activities:
Changes in revolving notes	–	–	15,007	–	15,007
Proceeds from issuance of notes payable	(71)	99,512	–	–	99,441
Repayments of notes payable	(1,241)	(3,020)	(1,127)	–	(5,388)
Repayments of subordinated debt	–	(2,091)	–	–	(2,091)
Dividends paid	(5,144)	–	–	–	(5,144)
Stock options exercised and restricted stock awards	3,489	–	–	–	3,489
Excess tax benefit of stock options exercised	3,719	–	–	–	3,719
Investment by joint venture partner	–	6,750	–	–	6,750

Net cash provided by financing activities	752	101,151	13,880	–	115,783

Effect of exchange rate changes	378	38	1,963	–	2,379
Increase (decrease) in cash and cash equivalents	(118,273)	(35)	(3,778)	–	(122,086)
Cash and cash equivalents:
Beginning of period	133,695	35	9,164	–	142,894

End of period	$15,422	$–	$5,386	$–	$20,808

58	The Greenbrier Companies 2007 Annual Report

The Greenbrier Companies, Inc.
    Condensed Consolidated Balance Sheet
    For the year ended August 31, 2006

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$133,695	$35	$9,164	$–	$142,894
Restricted cash	–	–	2,056	–	2,056
Accounts receivable	65,188	29,525	20,812	40	115,565
Inventories	–	62,468	100,683	–	163,151
Assets held for sale	–	24,862	10,354	–	35,216
Equipment on operating leases	–	303,664	–	(2,655)	301,009
Investment in direct finance leases	–	6,511	–	–	6,511
Property, plant and equipment	–	44,013	36,021	–	80,034
Goodwill	–	2,760	–	136	2,896
Intangibles and other assets	375,944	46,499	2,044	(396,505)	27,982

	$574,827	$520,337	$181,134	$(398,984)	$877,314

Liabilities and Stockholders’ Equity
Revolving notes	$–	$–	$22,429	$–	$22,429
Accounts payable and accrued liabilities	11,146	111,764	81,842	41	204,793
Participation	–	11,453	–	–	11,453
Deferred income taxes	2,704	41,091	(5,876)	(447)	37,472
Deferred revenue	1,241	11,030	5,210	–	17,481
Notes payable	341,929	6,716	13,669	–	362,314

Subordinated debt	–	2,091	–	–	2,091

Stockholders’ Equity	217,807	336,192	63,860	(398,578)	219,281

	$574,827	$520,337	$181,134	$(398,984)	$877,314

The Greenbrier Companies 2007 Annual Report	59

The Greenbrier Companies, Inc.
    Condensed Consolidated Statement of Operations
    For the year ended August 31, 2006

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$11,250	$485,382	$491,789	$(239,603)	$748,818
Refurbishment & parts	–	102,358	131	(18)	102,471
Leasing and services	4,839	99,745	–	(2,050)	102,534

	16,089	687,485	491,920	(241,671)	953,823
Cost of revenue
Manufacturing	10,191	428,164	467,329	(238,953)	666,731
Refurbishment & parts	–	87,574	116	–	87,690
Leasing and services	–	42,094	–	(71)	42,023

	10,191	557,832	467,445	(239,024)	796,444
Margin	5,898	129,653	24,475	(2,647)	157,379
Other costs
Selling and administrative	17,258	42,116	11,545	(1)	70,918
Interest and foreign exchange	23,432	3,266	1,244	(2,546)	25,396

	40,690	45,382	12,789	(2,547)	96,314
Earnings (loss) before income tax, minority interest and equity in earnings (loss) of unconsolidated subsidiaries	(34,792)	84,271	11,686	(100)	61,065
Income tax (expense) benefit	11,169	(34,276)	1,361	48	(21,698)

	(23,623)	49,995	13,047	(52)	39,367
Equity in earnings (loss) of unconsolidated subsidiaries	63,159	8,189	–	(71,179)	169

Earnings from continuing operations	39,536	58,184	13,047	(71,231)	39,536
Earnings from discontinued operations (net of tax)	62	–	–	–	62

Net earnings	$39,598	$58,184	$13,047	$(71,231)	$39,598

60	The Greenbrier Companies 2007 Annual Report

The Greenbrier Companies, Inc.
    Condensed Consolidated Statement of Cash Flows
    For the year ended August 31, 2006

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$39,598	$58,184	$13,047	$(71,231)	$39,598
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Earnings from discontinued operations	(62)	–	–	–	(62)
Deferred income taxes	1,752	9,531	(5,342)	(48)	5,893
Depreciation and amortization	56	19,510	5,759	(72)	25,253
Gain on sales of equipment	–	(10,942)	–	(6)	(10,948)
Other	–	99	180	(1)	278
Decrease (increase) in assets:
Accounts receivable	(37,904)	52,998	350	(6,496)	8,948
Inventories	–	(8,879)	(28,638)	–	(37,517)
Assets held for sale	–	(5,356)	6,113	(601)	156
Other	(94,487)	19,784	1,465	75,815	2,577
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	1,664	(11,591)	15,456	(42)	5,487
Participation	–	(10,447)	–	–	(10,447)
Deferred revenue	(155)	5,644	4,837	–	10,326

Net cash provided by (used in) operating activities	(89,538)	118,535	13,227	(2,682)	39,542

Cash flows from investing activities:
Principal payments received under direct finance leases	–	2,048	–	–	2,048
Proceeds from sales of equipment	–	28,863	–	–	28,863
Investment in and net advances to unconsolidated subsidiaries	–	550	–	–	550
Decrease in restricted cash	–	–	(1,958)	–	(1,958)
Capital expenditures	–	(132,934)	(8,412)	777	(140,569)

Net cash provided by (used in) investing activities	–	(101,473)	(10,370)	777	(111,066)

Cash flows from financing activities:
Changes in revolving notes	–	–	8,965	–	8,965
Proceeds from issuance of notes payable	154,567	–	–	–	154,567
Repayments of notes payable	(1,143)	(11,055)	(7,493)	6,500	(13,191)
Repayments of subordinated debt	–	(6,526)	–	–	(6,526)
Dividends paid	(5,042)	–	–	–	(5,042)
Stock options exercised and restricted stock awards	5,757	–	–	–	5,757
Tax benefit of stock options exercised	2,600	–	–	–	2,600
Purchase of subsidiary’s shares subject to mandatory redemption	–	–	–	(4,636)	(4,636)

Net cash provided by (used in ) financing activities	156,739	(17,581)	1,472	1,864	142,494

Effect of exchange rate changes	(266)	81	(1,095)	–	(1,280)
Increase (decrease) in cash and cash equivalents	66,935	(438)	3,234	(41)	69,690
Cash and cash equivalents:
Beginning of period	66,760	473	5,930	41	73,204

End of period	$133,695	$35	$9,164	$–	$142,894

The Greenbrier Companies 2007 Annual Report	61

The Greenbrier Companies, Inc.
    Condensed Consolidated Statement of Operations
    For the year ended August 31, 2005

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$66,940	$452,551	$490,315	$(165,310)	$844,496
Refurbishment & parts	–	96,507	158	–	96,665
Leasing & services	1,369	84,061	–	(2,369)	83,061

	68,309	633,119	490,473	(167,679)	1,024,222
Cost of revenue
Manufacturing	62,535	407,363	465,993	(164,148)	771,743
Refurbishment & parts	–	86,060	147	–	86,207
Leasing & services	–	41,168	–	(69)	41,099

	62,535	534,591	466,140	(164,217)	899,049
Margin	5,774	98,528	24,333	(3,462)	125,173
Other costs
Selling and administrative	14,260	32,069	10,786	310	57,425
Interest and foreign exchange	7,405	6,459	4,198	(3,227)	14,835
Special charges	–	2,913	–	–	2,913

	21,665	41,441	14,984	(2,917)	75,173
Earnings (loss) before income tax, and equity in consolidated subsidiaries	(15,891)	57,087	9,349	(545)	50,000
Income tax (expense) benefit	6,452	(23,996)	(2,445)	78	(19,911)

	(9,439)	33,091	6,904	(467)	30,089
Equity in earnings (loss) of unconsolidated subsidiaries	39,261	2,479	–	(42,007)	(267)

Net earnings	$29,822	$35,570	$6,904	$(42,474)	$29,822

62	The Greenbrier Companies 2007 Annual Report

The Greenbrier Companies, Inc.
    Condensed Consolidated Statement of Cash Flows
    For the year ended August 31, 2005

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$29,822	$35,570	$6,904	$(42,474)	$29,822
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Tax benefit of stock options exercised	2,393		–	–	2,393
Deferred income taxes	(2,845)	(553)	9,284	(79)	5,807
Depreciation and amortization	208	17,316	5,483	(68)	22,939
Gain on sales of equipment	–	(6,439)	–	(358)	(6,797)
Other	–	250	401	–	651
Decrease (increase) in assets:
Accounts receivable	(95,492)	81,788	(18,886)	262	(32,328)
Inventories	–	(6,657)	21,689	371	15,403
Assets held for sale	–	(27,522)	(11,574)	601	(38,495)
Other	(40,639)	(6,399)	(136)	42,007	(5,167)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	4,459	3,345	(7,580)	(221)	3
Participation	–	(15,207)	–	–	(15,207)
Deferred revenue	1,397	2,837	51	–	4,285

Net cash provided by (used in) operating activities	(100,697)	78,329	5,636	41	(16,691)

Cash flows from investing activities:
Principal payments received under direct finance leases	–	5,733	–	–	5,733
Proceeds from sales of equipment	–	32,528	–	–	32,528
Investment in and net advances to unconsolidated subsidiaries	–	92	–	–	92
Acquisition of joint venture interest		5,813	2,622		8,435
Decrease in restricted cash	–	–	1,007	–	1,007
Capital expenditures	–	(63,183)	(5,940)	–	(69,123)

Net cash provided by (used in) investing activities	–	(19,017)	(2,311)	–	(21,328)

Cash flows from financing activities:
Changes in revolving notes	–	–	2,514	–	2,514
Proceeds from issuance of notes payable	169,752	–	–	–	169,752
Repayments of notes payable	(1,052)	(65,752)	(887)	–	(67,691)
Repayments of subordinated debt	–	(6,325)	–	–	(6,325)
Dividends paid	(3,889)	–	–	–	(3,889)
Net proceeds from equity offering	127,462	–	–	–	127,462
Repurchase and retirement of stock	(127,538)	–	–	–	(127,538)
Proceeds from exercise of stock options	3,286	–	–	–	3,286

Net cash provided by (used in ) financing activities	168,021	(72,077)	,627	–	97,571

Effect of exchange rate changes	(564)	2,784	(678)	–	1,542
Increase (decrease) in cash and cash equivalents	66,760	(9,981)	4,274	41	61,094
Cash and cash equivalents:
Beginning of period	–	10,454	1,656	–	12,110

End of period	$66,760	$473	$5,930	$41	$73,204

The Greenbrier Companies 2007 Annual Report	63

Quarterly Results of Operations (Unaudited)

Operating results by quarter for 2007 are as follows:

(In thousands, except per share amount)	First	Second	Third	Fourth	Total
2007
Revenue
Manufacturing	$168,692	$119,201	$241,399	$209,132	$738,424
Refurbishment & parts	51,236	95,311	118,213	116,910	381,670
Leasing & services	26,695	25,466	26,994	24,579	103,734

	246,623	239,978	386,606	350,621	1,223,828

Cost of revenue
Manufacturing	161,688	115,822	221,203	182,195	680,908
Refurbishment & parts	45,007	80,114	96,288	96,260	317,669
Leasing & services	10,811	12,220	11,339	11,448	45,818

	217,506	208,156	328,830	289,903	1,044,395
Margin	29,117	31,822	57,776	60,718	179,433

Other costs
Selling and administrative	17,124	18,800	20,092	27,398	83,414
Interest and foreign exchange	9,641	10,416	10,930	8,928	39,915
Special charges	–	16,485	3,091	2,323	21,899

	26,765	45,701	34,113	38,649	145,228
Earnings (loss) before income tax, minority interest and equity in unconsolidated subsidiary	2,352	(13,879)	23,663	22,069	34,205
Income tax benefit (expense)	(580)	8,229	(11,047)	(10,259)	(13,657)
Minority interest	(2)	42	178	1,286	1,504
Equity in earnings (loss) of unconsolidated subsidiary	100	(463)	223	98	(42)

Net earnings (loss)	$1,870	$(6,071)	$13,017	$13,194	$22,010

Basic earnings per common share:	$0.12	$(0.38)	$0.81	$.82	$1.37
Diluted earnings per common share:	$0.12	$(0.38)	$0.81	$.82	$1.37

64	The Greenbrier Companies 2007 Annual Report

Quarterly Results of Operations (Unaudited)

Operating results by quarter for 2006 are as follows:

	First	Second	Third	Fourth	Total
2006
Revenue
Manufacturing	$141,835	$184,818	$208,405	$213,760	$748,818
Refurbishment & parts	22,761	24,104	27,647	27,959	102,471
Leasing & services	21,766	27,292	30,036	23,440	102,534

	186,362	236,214	266,088	265,159	953,823

Cost of revenue
Manufacturing	123,031	164,491	188,353	190,856	666,731
Refurbishment & parts	19,999	20,869	23,091	23,731	87,690
Leasing & services	10,439	10,671	10,172	10,741	42,023

	153,469	196,031	221,616	225,328	796,444
Margin	32,893	40,183	44,472	39,831	157,379

Other costs
Selling and administrative	15,541	17,092	17,896	20,389	70,918
Interest and foreign exchange	4,573	7,180	6,149	7,494	25,396

	20,114	24,272	24,045	27,883	96,314
Earnings before income tax and equity in unconsolidated subsidiaries	12,779	15,911	20,427	11,948	61,065
Income tax benefit (expense)	(4,934)	(7,466)	(9,866)	568	(21,698)
Equity in (loss) earnings of unconsolidated subsidiaries	172	118	119	(240)	169
Earnings from continuing operations	8,017	8,563	10,680	12,276	39,536
Earnings from discontinued operations (net of tax)	–	–	–	62	62

Net earnings	$8,017	$8,563	$10,680	$12,338	$39,598

Basic earnings per common share:
Continuing operations	$0.52	$0.55	$0.67	$0.77	$2.51
Discontinued operations	–	–	–	–	–

	$0.52	$0.55	$0.67	$0.77	$2.51

Diluted earnings per common share:
Continuing operations	$0.51	$0.54	$0.67	$0.76	$2.48
Discontinued operations	–	–	–	–	–

	$0.51	$0.54	$0.67	$0.76	$2.48

The Greenbrier Companies 2007 Annual Report	65

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Greenbrier Companies, Inc.

We have audited the accompanying consolidated balance sheets of The Greenbrier Companies, Inc. and subsidiaries (the “Company”) as of August 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Greenbrier Companies, Inc. and subsidiaries as of August 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 7, 2007 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Portland, Oregon
November 7, 2007

Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

66	The Greenbrier Companies 2007 Annual Report

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

As of the end of the Company’s 2007 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of August 31, 2007 is effective.

During fiscal 2007, the Company acquired three operations as discussed in the Note 3 of the Company’s Consolidated Financial Statements. Management has excluded these acquisitions as well as a joint venture with Grupo Industrial Monclova (GIMSA) that was formed in 2007 from its assessment of internal control over financial reporting as of August 31, 2007 as it was determined that Management could not complete an assessment of the internal control over financial reporting of the acquired businesses in the period between the acquisition dates and the date of management’s assessment. Total assets and revenues of these entities represent approximately 35% and 21% of the related consolidated financial statement amounts as of and for the fiscal year ended August 31, 2007.

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

The Greenbrier Companies 2007 Annual Report	67

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
The Greenbrier Companies, Inc.

We have audited the internal control over financial reporting of The Greenbrier Companies, Inc and subsidiaries (the “Company”) as of August 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 31, 2007 of the Company and our report dated November 7, 2007 expressed an unqualified opinion on those financial statements.

Portland, Oregon
November 7, 2007

68	The Greenbrier Companies 2007 Annual Report

PART III

Item 10.
DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

There is hereby incorporated by reference the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2007.

Item 11.
EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption “Executive Compensation” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2007.

Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

There is hereby incorporated by reference the information under the captions “Voting” and “Stockholdings of Certain Beneficial Owners and Management” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2007.

Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There is hereby incorporated by reference the information under the caption “Certain Relationships and Related Party Transactions” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2007.

Item 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

There is hereby incorporated by reference the information under the caption “Ratification of the Appointment of Auditors” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s year ended August 31, 2007.

The Greenbrier Companies 2007 Annual Report	69

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

           (1) Financial Statements

           See Consolidated Financial Statements in Item 8

(a)      (2) Financial Statements Schedule*

           Condensed Financial Information of Registrant

*	All other schedules have been omitted because they are inapplicable, not required or because the information is given in the Consolidated Financial Statements or notes thereto. This supplemental schedule should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this report.

(a) (3)	The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Registrant’s Articles of Incorporation are incorporated herein by reference by Exhibit 3.1 to the Registrant’s Form 10-Q filed April 5, 2006.
3.2	Articles of Merger amending the Registrant’s Articles of Incorporation, is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q filed April 5, 2006.
3.3	Registrant’s Bylaws, as amended January 11, 2006, are incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form 10-Q filed April 5, 2006.
3.4	Amendment to the Bylaws of the Greenbrier Companies, Inc., dated October 31, 2006 is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed November 6, 2006.
4.1	Indenture between the Registrant, Autostack Corporation, Greenbrier-Concarril LLC, Greenbrier Leasing Corporation, Greenbrier Leasing Limited Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing, L.P., Greenbrier Railcar, Inc., Gunderson, Inc., Gunderson Marine, Inc., Gunderson Rail Services, Inc., Gunderson Specialty Products, LLC and U.S. Bank National Association as Trustee dated May 11, 2005, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed May 13, 2005.
4.2	Indenture between the Registrant, the Guarantors named herein and U.S. Bank National Association as Trustee dated May 22, 2006, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed May 25, 2006.
4.3	Rights Agreement, dated as of July 13, 2004, between the Registrant and EquiServe Trust Registrant, N.A., as Rights Agent, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed September 16, 2004.
4.4	Amendment No. 1 to the Rights Agreement, dated as of July 13, 2004, is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed November 15, 2004.
4.5	Amendment No. 2 to the Rights Agreement, dated as of July 13, 2004, incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed February 9, 2005.
10.1	Registration Rights Agreement among the Registrant and Banc of America Securities LLC and Bear, Stearns & Co. Inc., dated May 11, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 13, 2005.
10.2	Termination Agreement entered into November 1, 2005 between the Registrant and William A. Furman and each of George L. Chelius and Eric Epperson as Executor to the Will and Estate of Alan James and as Trustee, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 10, 2005.
10.3	Purchase Agreement among the Registrant and Banc of America Securities LLC and Bear, Stearns & Co. Inc., as initial purchasers, dated November 16, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 1, 2005.

70	The Greenbrier Companies 2007 Annual Report

EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued)

10.4		Registration Rights Agreement among the Registrant and Banc of America LLC and Bear, Stearns & Co. Inc., dated November 21, 2005, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed December 1, 2005.
10	.5*	Employment Agreement dated April 7, 2006 between Mr. Mark Rittenbaum and Registrant, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 13, 2006.
10	.6*	Employment Agreement between the Registrant and Mr. William A. Furman dated April 20, 2005, is incorporated herein by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K filed April 20, 2005.
10	.7*	Amendment to Employment Agreement between Mr. William A. Furman and Registrant dated May 11, 2006, is incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K filed May 12, 2006.
10	.8.*	Employment Agreement dated May 11, 2006 between Robin Bisson and Registrant, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 12, 2006.
10.9		Purchase Agreement among the Registrant, the Guarantors named therein, Bear, Stearns & Co. Inc., and Banc of America Securities LLC, as initial purchasers, and the guaranteeing subsidiaries named therein, dated May 17, 2006, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 18, 2006.
10.10		Registration Rights Agreement among the Registrant, the Guarantors named therein, Bear, Stearns & Co. Inc. and Banc of America Securities LLC, dated May 22, 2006, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 25, 2006.
10	.11*	Greenbrier Leasing Corporation’s Manager Owned Target Benefit Plan dated as of January 1, 1996 is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1997.
10	.12*	James-Furman Supplemental 1994 Stock Option Plan is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 1994.
10.13		Form of Agreement concerning Indemnification and Related Matters (Directors) between Registrant and its directors is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K/A for the year ended August 21, 2006.
10.14		Railcar Management Agreement between Greenbrier Leasing Corporation and James-Furman & Registrant, dated as of December 31, 1989 is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.
10.15		Form of Amendment No. 1 to Railcar Management Agreement between Greenbrier Leasing Corporation and James-Furman & Registrant dated as of July 1, 1994 is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.
10.16		Railcar Maintenance Agreement between Greenbrier Leasing Corporation and James-Furman & Registrant, dated as of December 31, 1989 is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.
10.17		Form of Amendment No. 1 to Railcar Maintenance Agreement between Greenbrier Leasing Corporation and James-Furman & Registrant dated as of July 1, 1994 is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.
10.18		Lease of Land and Improvements dated as of July 23, 1992 between the Atchison, Topeka and Santa Fe Railway Registrant and Gunderson Southwest, Inc. is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.
10.19		Re-marketing Agreement dated as of November 19, 1987 among Southern Pacific Transportation Registrant, St. Louis Southwestern Railway Registrant, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

The Greenbrier Companies 2007 Annual Report	71

EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued)

10.20		Amendment to Re-marketing Agreement among Southern Pacific Transportation Registrant, St. Louis Southwestern Railway Registrant, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. dated as of November 15, 1988 is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.
10.21		Amendment No. 2 to Re-marketing Agreement among Southern Pacific Transportation Registrant, St. Louis Southwestern Railway Registrant, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.
10.22		Amendment No. 3 to Re-marketing Agreement dated November 19, 1987 among Southern Pacific Transportation Registrant, St. Louis Southwestern Railway Registrant, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. dated as of March 5, 1991 is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.
10.23		First amendment dated September 26, 1994 to the Lease of Land and Improvements dated as of July 23, 1992 between The Atchison, Topeka and Santa Fe Railway Registrant and Gunderson Southwest, Inc. is incorporated herein by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1994.
10	.24*	Stock Incentive Plan — 2000, dated as of April 6, 1999 is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 1999.
10	.25*	Amendment No. 1 to the Stock Incentive Plan — 2000, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended February 28, 2001.
10	.26*	Amendment No. 2 to the Stock Incentive Plan — 2000, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended February 28, 2001.
10	.27*	Amendment No 3 to the Stock Incentive Plan — 2000, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended February 28, 2001.
10.28		The Greenbrier Companies Code of Business Conduct and Ethics is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 2003.
10	.29*	Employment Agreement dated February 15, 2004 between James T. Sharp and Registrant, is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 2004.
10	.30*	Form of Employee Restricted Share Agreement related to the 2005 Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed August 5, 2005.
10	.31*	Form of Change of Control Agreement, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed August 5, 2005.
10	.32*	2004 Employee Stock Purchase Plan is incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A filed November 25, 2003.
10	.33*	2005 Stock Incentive Plan is incorporated herein by reference to Appendix C to the Registrant’s Proxy Statement on Schedule 14A filed November 24, 2004.
10	.34*	Amendment No. 1 to the 2005 Stock Incentive Plan dated June 30, 2005 is incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 2005.
10.35		Stock purchase agreement among Gunderson Rail Services LLC and Meridian Rail Holdings Corp. dated October 15, 2006 and incorporated herein by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended August 31, 2006.
10.36		Amendment to Employment Agreement between the Registrant and Mr. William A. Furman dated November 1, 2006 is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed November 6, 2006.

72	The Greenbrier Companies 2007 Annual Report

EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued)

10.37		Amended and Restated Credit Agreement dated November 7, 2006 among the Registrant, TrentonWorks Limited, a Nova Scotia company, Bank of America, N.A. as U.S. Administrative Agent, Bank of America, N.A. through its Canada branch as Canadian Administrative Agent, U.S. Bank National Association as Documentation Agent, Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager, and the other lenders party thereto is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed November 13, 2006.
10.38		Amended and Restated Employment Agreement between the Registrant and Larry G. Brady dated as of March 2, 2007 is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed March 5, 2007.
10.39		Amendment to the 2005 Stock Incentive Plan, dated April 3, 2007 is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended May 31, 2007.
10.40		Consulting Agreement for L. Clark Wood, dated April 29, 2007 is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended May 31, 2007.
12.1		Calculation of ratio of earnings to fixed charges
21.1		List of the subsidiaries of the Registrant
23.1		Consent of Deloitte & Touche LLP, independent auditors
31	.1(a)	Certification pursuant to Rule 13(a) — 14(a)
31	.2(b)	Certification pursuant to Rule 13(a) — 14(a)
32	.1(c)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2(d)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

CERTIFICATIONS

The Company filed the required 303A.12(a) New York Stock Exchange Certification of its Chief Financial Officer with the New York Stock Exchange with no qualifications following the 2006 Annual Meeting of Shareholders and the Company filed as an exhibit to its Annual Report on Form 10-K for the year ended August 31, 2006, as filed with the Securities and Exchange Commission, a Certification of the Chief Executive Officer and a Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

The Greenbrier Companies 2007 Annual Report	73

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Dated: November 6, 2007	By: /s/ William A. Furman William A. Furman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Benjamin R. Whiteley Benjamin R. Whiteley, Chairman of the Board	November 6, 2007

/s/ William A. Furman William A. Furman, President and Chief Executive Officer, Director	November 6, 2007

/s/ Victor G. Atiyeh Victor G. Atiyeh, Director	November 6, 2007

/s/ Graeme Jack Graeme Jack, Director	November 6, 2007

/s/ Duane C. McDougal Duane McDougall, Director	November 6, 2007

/s/ A. Daniel O’Neal A. Daniel O’Neal, Director	November 6, 2007

/s/ Charles J. Swindells Charles J. Swindells, Director	November 6, 2007

/s/ C. Bruce Ward C. Bruce Ward, Director	November 6, 2007

/s/ Donald A. Washburn Donald A. Washburn, Director	November 6, 2007

/s/ Larry G. Brady Larry G. Brady, Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 6, 2007

74	The Greenbrier Companies 2007 Annual Report