Form 10-Q
period 2007-11-30
GREENBRIER COMPANIES INC
filed 2008-01-09
CIK 923120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended November 30, 2007

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
The number of shares of the registrant’s common stock, without par value, outstanding on January 3, 2008 was 16,183,863 shares.

THE GREENBRIER COMPANIES, INC.
PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
Consolidated Balance Sheets
(In thousands, except per share amounts, unaudited)

	November 30,	August 31,
	2007	2007
Assets
Cash and cash equivalents	$6,685	$20,808
Restricted cash	2,910	2,693
Accounts receivable	137,839	157,038
Inventories	201,952	194,883
Assets held for sale	44,745	42,903
Equipment on operating leases	306,501	294,326
Investment in direct finance leases	8,950	9,040
Property, plant and equipment	114,894	112,813
Goodwill	169,001	168,987
Intangibles and other assets	68,833	69,258

	$1,062,310	$1,072,749

Liabilities and Stockholders’ Equity
Revolving notes	$52,598	$39,568
Accounts payable and accrued liabilities	217,949	239,713
Participation	617	4,355
Deferred income taxes	64,102	61,410
Deferred revenue	13,447	18,052
Notes payable	459,927	460,915

Minority interest	5,643	5,146

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock — without par value; 25,000 shares authorized; none outstanding	—	—
Common stock — without par value; 50,000 shares authorized; 16,179 and 16,169 shares outstanding at November 30, 2007 and August 31, 2007	16	16
Additional paid-in capital	79,166	78,332
Retained earnings	166,618	165,408
Accumulated other comprehensive income (loss)	2,227	(166)

	248,027	243,590

	$1,062,310	$1,072,749

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	November 30,
	2007	2006
Revenue
Manufacturing	$159,194	$168,692
Refurbishment & parts	103,889	51,236
Leasing & services	23,295	26,695

	286,378	246,623

Cost of revenue
Manufacturing	150,565	161,688
Refurbishment & parts	87,951	45,007
Leasing & services	11,925	10,811

	250,441	217,506

Margin	35,937	29,117

Other costs
Selling and administrative	20,184	17,124
Interest and foreign exchange	10,419	9,641
Special charges	189	—

	30,792	26,765

Earnings before income taxes, minority interest and equity in unconsolidated subsidiaries	5,145	2,352

Income tax expense	(2,956)	(580)

Earnings before minority interest and equity in unconsolidated subsidiaries	2,189	1,772

Minority interest	375	(2)
Equity in earnings of unconsolidated subsidiaries	78	100

Net earnings	$2,642	$1,870

Basic earnings per common share:	$0.16	$0.12

Diluted earnings per common share:	$0.16	$0.12

Weighted average common shares:
Basic	16,172	15,961
Diluted	16,198	16,010
The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	November 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$2,642	$1,870
Adjustments to reconcile net earnings to net cash used in operating activities:
Deferred income taxes	2,692	303
Depreciation and amortization	8,256	7,526
Gain on sales of equipment	(780)	(3,222)
Special charges	189	—
Other	(242)	40
Decrease (increase) in assets excluding acquisitions:
Accounts receivable	23,564	(8,029)
Inventories	(232)	(1,379)
Assets held for sale	(8,501)	(15,342)
Other	503	351
Increase (decrease) in liabilities excluding acquisitions:
Accounts payable and accrued liabilities	(27,005)	(17,547)
Participation	(3,738)	396
Deferred revenue	(6,118)	(6,906)

Net cash used in operating activities	(8,770)	(41,939)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(264,470)
Principal payments received under direct finance leases	88	229
Proceeds from sales of equipment	1,422	20,833
Investment in and net advances to unconsolidated subsidiaries	176	137
Increase (decrease) in restricted cash	140	(436)
Capital expenditures	(14,475)	(30,458)

Net cash used in investing activities	(12,649)	(274,165)

Cash flows from financing activities:
Changes in revolving notes	6,677	186,608
Proceeds from issuance of notes payable	—	(69)
Repayments of notes payable	(1,331)	(931)
Repayments of subordinated debt	—	(821)
Investment by joint venture partner	600	1,200
Stock options and restricted stock awards exercised	783	877
Excess tax benefit of stock options exercised	51	869

Net cash provided by financing activities	6,780	187,733

Effect of exchange rate changes	516	(164)

Decrease in cash and cash equivalents	(14,123)	(128,535)

Cash and cash equivalents
Beginning of period	20,808	142,894

End of period	$6,685	$14,359

Cash paid during the period for:
Interest	$13,746	$11,929
Income taxes	$1,958	$48
The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.

	Three Months Ended
	November 30,
	2007	2006
Supplemental disclosure of non-cash activity:
Assumption of Rail Car America capital lease obligation	$—	$119
Seller receivable netted against acquisition note payable	$503	$—
Supplemental disclosure of acquisitions (See Note 2):
Assets acquired, net of cash	$—	$(303,608)
Liabilities assumed	—	33,085
Acquisition note payable	—	3,000
Cash acquired	—	3,053

Acquisitions, net of cash acquired	$—	$(264,470)

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Interim Financial Statements
The Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of November 30, 2007 and for the three months ended November 30, 2007 and 2006 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals except for special charges) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three months ended November 30, 2007 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2008.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2007 Annual Report on Form 10-K.
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
Initial Adoption of Accounting Policies — In July 2006, the Financial Accounting Standards Board (FASB) issued interpretation (FIN) No. 48, Accounting for Uncertainties in Income Tax — an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainties in income tax provisions. The Company adopted the provisions of FIN 48 on September 1, 2007. At the adoption date, the Company identified certain tax benefits taken for which a reserve for uncertain tax positions is required under FIN 48. The total amount of this reserve, including interest and penalties, is $11.8 million, of which $8.9 million is associated with purchase accounting adjustments on the acquisition of Meridian Rail Holdings Corp. These amounts had previously been reserved under Statement of Financial Accounting Standard (SFAS) 5 with the exception of $0.1 million which was recorded as an adjustment to retained earnings in the three months ended November 30, 2007. The Company recorded additional interest expense of $0.3 million relating to reserves for uncertain tax provisions in the first quarter. Interest and penalties related to income taxes are not classified as a component of income tax expense. When unrecognized tax benefits are realized, the benefit related to deductible differences attributable to ordinary operations will be recognized as a reduction of income tax expense. The benefit related to deductible differences attributable to purchase accounting may result in a reduction to goodwill. In the next 12 months, the Company does not expect a significant increase or decrease to these estimates of unrecognized tax benefits.
Prospective Accounting Changes — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company for the fiscal year beginning September 1, 2008. We are evaluating whether there will be any impact on the Consolidated Financial Statements from the adoption of SFAS No. 157.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which is effective for the Company beginning September 1, 2008. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value rather than historical value. Unrealized gains and losses on items for which the fair value option is elected are reported in earnings. The Company is evaluating the alternatives allowed pursuant to the adoption of SFAS No. 159.

THE GREENBRIER COMPANIES, INC.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This statement establishes the principles and requirements for how an acquirer: recognizes and measures the assets acquired, liabilities assumed, and non-controlling interest; recognizes and measures goodwill; and identifies disclosures. This statement is effective for the Company for business combinations entered into on or after September 1, 2009.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement establishes reporting standards for non-controlling interests in subsidiaries. This standard is effective for the Company beginning September 1, 2009. The Company is evaluating the impact of this statement on its Consolidated Financial Statements.
Note 2 — Acquisitions
Rail Car America
On September 11, 2006, the Company purchased substantially all of the operating assets of Rail Car America (RCA), its American Hydraulics division and of Brandon Corp., its wholly owned subsidiary. RCA, a provider of intermodal and conventional railcar repair services in North America, operates from four repair facilities in the United States. RCA also reconditions and repairs end-of-railcar cushioning units through its American Hydraulics division and operates a switching line in Nebraska through Brandon Corp. The purchase price of the net assets included $29.1 million of cash and a $3.0 million promissory note due in September 2008. The financial results of these operations since the acquisition are reported in the Company’s consolidated financial statements as part of the refurbishment & parts segment. The impact of this acquisition was not material to the Company’s consolidated results of operations; therefore, proforma financial information has not been included.
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

THE GREENBRIER COMPANIES, INC.
The fair value of the net assets acquired in the Meridian transaction was as follows:

(In thousands)

Cash and cash equivalents	$3,053
Accounts receivable	20,221
Inventories	52,895
Property, plant and equipment	14,473
Goodwill	163,669
Intangibles and other	36,991

Total assets acquired	291,302

Accounts payable and accrued liabilities	40,013
Deferred income taxes	13,404

Total liabilities assumed	53,417

Net assets acquired	$237,885

As a result of the allocation of the purchase price among assets and liabilities, $163.7 million in goodwill was recorded in the consolidated financial statements.
The unaudited pro forma financial information presented below for the three months ended November 30, 2006 has been prepared to illustrate Greenbrier’s consolidated results had the acquisition of Meridian occurred at the beginning of the period presented. The financial information for the three months ended November 30, 2007 is included for comparison purposes only.

(In thousands, except per share amounts)	Three Months Ended
	November 30,
	2007	2006

Revenue	$286,378	$297,391
Net earnings	$2,642	$6,591
Basic earnings per common share	$0.16	$0.41
Diluted earnings per common share	$0.16	$0.41
The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the fiscal year, and it does not reflect the results of future operations of the Company.
Other Acquisitions
In April 2007, the Company acquired a leasing management services operation for $4.3 million whose operations were not material to the Company’s consolidated results of operations; therefore, proforma financial information has not been included. As a result of the preliminary allocation of purchase price among assets and liabilities, $3.1 million in goodwill was recorded. The allocation of the purchase price among certain assets and liabilities is still in process. As a result, the allocation is preliminary and subject to further refinement upon completion of analyses and valuations.
Note 3 — Special Charges
In April 2007, the Company’s board of directors approved the permanent closure of the Canadian railcar manufacturing facility. As a result of the facility closure decision, special charges of $0.2 million were recorded during the three month ended November 30, 2007 consisting of severance costs and professional and other fees associated with the closure. We are actively marketing the assets and the disposition of the facility is expected to be completed by the end of 2008.

THE GREENBRIER COMPANIES, INC.
Note 4 — Inventories

(In thousands)	November 30,	August 31,
	2007	2007

Supplies and raw materials	$119,775	$111,957
Work-in-process	85,749	86,733
Lower of cost or market adjustment	(3,572)	(3,807)

	$201,952	$194,883

Note 5 — Warranty Accruals
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
Warranty accrual activity:

(In thousands)	Three Months Ended
	November 30,
	2007	2006

Balance at beginning of period	$15,911	$14,201
Charged to cost of revenue	911	943
Payments	(1,034)	(670)
Currency translation effect	602	203
Acquisitions	—	1,824

Balance at end of period	$16,390	$16,501

Note 6 — Revolving Notes
All amounts originating in foreign currency have been translated at the November 30, 2007 exchange rate for the following discussion. Senior secured revolving credit facilities aggregated $342.9 million as of November 30, 2007, of which $52.6 million in revolving notes and $4.9 million in letters of credit are outstanding. Available borrowings are generally based on defined levels of inventory, receivables, and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which at November 30, 2007 levels would provide for maximum additional borrowing of $230.6 million. A $290.0 million revolving line of credit is available through November 2011 to provide working capital and interim financing of equipment for the United States and Mexican operations. A $1.0 million line of credit was available through November 2011 for Canadian operations, however, this was terminated by the Company in December 2007. Advances under the U.S. and Canadian facilities bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. At November 30, 2007, there was $5.0 million in revolving notes and $3.9 million in letters of credit outstanding under the United States credit facility and a $1.0 million letter of credit outstanding under the Canadian credit facility. Lines of credit totaling $51.9 million are available for working capital needs of the European manufacturing operation. These European credit facilities have maturities that range from December 31, 2007 through August 28, 2008. As of November 30, 2007, the European credit facilities had $47.6 million outstanding.

THE GREENBRIER COMPANIES, INC.
Note 7 — Comprehensive Income (Loss)
The following is a reconciliation of net earnings to comprehensive income:

(In thousands)	Three Months Ended
	November 30,
	2007	2006

Net earnings	$2,642	$1,870
Reclassification of derivative financial instruments recognized in net earnings during the three months (net of tax effect)	(24)	(399)
Unrealized gain (loss) on derivative financial instruments (net of tax effect)	(6)	37
Foreign currency translation adjustment (net of tax effect)	2,423	353

Comprehensive income	$5,035	$1,861

Accumulated other comprehensive income (loss), net of tax effect, consisted of the following:

(In thousands)
	Unrealized Losses
	on Derivative		Foreign Currency	Accumulated Other
	Financial	SFAS 158	Translation	Comprehensive
	Instruments	Adjustment	Adjustment	Income (Loss)

Balance, August 31, 2007	$(239)	$(316)	$389	$(166)
First quarter activity	(30)	—	2,423	2,393

Balance, November 30, 2007	$(269)	$(316)	$2,812	$2,227

Note 8 — Earnings Per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

(In thousands)	Three Months Ended
	November 30,
	2007	2006
Weighted average basic common shares outstanding	16,172	15,961
Dilutive effect of employee stock options	26	49

Weighted average diluted common shares outstanding	16,198	16,010

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options. No options were anti-dilutive for the three months ended November 30, 2007 and 2006.
Note 9 — Stock Based Compensation
All stock options were vested prior to September 1, 2005 and accordingly no compensation expense was recorded for stock options for the three months ended November 30, 2007 and 2006. The value of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period of two to five years. For the three months ended November 30, 2007 and 2006 $0.8 million in compensation expense was recorded in each period related to restricted stock grants.

THE GREENBRIER COMPANIES, INC.
Note 10 — Derivative Instruments
Foreign operations give rise to market risks from changes in foreign currency exchange rates. Foreign currency forward exchange contracts with established financial institutions are utilized to hedge a portion of that risk. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. The Company’s foreign currency forward exchange contracts and interest rate swap agreements are designated as cash flow hedges, and therefore the unrealized gains and losses are recorded in accumulated other comprehensive income (loss). As of November 30, 2007 there were no cash flow forward contracts outstanding.
At November 30, 2007 exchange rates, interest rate swap agreements had a notional amount of $10.4 million and mature in March 2011. The fair value of these cash flow hedges at November 30, 2007 resulted in an unrealized pre-tax loss of $0.4 million. The loss is included in accumulated other comprehensive income (loss) and the fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from accumulated other comprehensive income (loss) and charged or credited to interest expense. At November 30, 2007 interest rates, approximately $0.1 million would be reclassified to interest expense in the next 12 months.
Note 11 — Segment Information
Greenbrier currently operates in three reportable segments: manufacturing, refurbishment & parts and leasing & services. The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s 2007 Annual Report on Form 10-K. Performance is evaluated based on margin. Intersegment sales and transfers are accounted for at fair value as if the sales or transfers were to third parties. While intercompany transactions are treated like third-party transactions to evaluate segment performance, the revenues and related expenses are eliminated in consolidation and therefore do not impact consolidated results.
The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

(In thousands)	Three Months Ended
	November 30,
	2007	2006

Revenue:
Manufacturing	$175,434	$184,419
Refurbishment & parts	105,277	53,014
Leasing & services	23,341	24,729
Intersegment eliminations	(17,674)	(15,539)

	$286,378	$246,623

Margin:
Manufacturing	$8,629	$7,004
Refurbishment & parts	15,938	6,229
Leasing & services	11,370	15,884

	$35,937	$29,117

THE GREENBRIER COMPANIES, INC.

	Three Months Ended
	November 30,
	2007	2006

Segment margin	$35,937	$29,117
Less: unallocated expenses:
Selling and administrative	20,184	17,124
Interest and foreign exchange	10,419	9,641
Special charges	189	—

Earnings before income tax expense, minority interest and equity in unconsolidated subsidiary	$5,145	$2,352

Note 12 — Commitments and Contingencies
From time to time, Greenbrier is involved as a defendant in litigation, the outcome of which cannot be predicted with certainty. The most significant litigation is as follows:
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
Management intends to vigorously defend its position in each of the foregoing open cases and believes that any ultimate liability resulting from the above litigation will not materially affect the Company’s Consolidated Financial Statements.
The Company is involved as a defendant in other litigation initiated in the ordinary course of business. While the ultimate outcome of such legal proceedings cannot be determined at this time, management believes that the resolution of these actions will not have a material adverse effect on the Company’s Consolidated Financial Statements.
When the Company acquired the assets of the Freight Wagon Division of DaimlerChrysler in January 2000, it acquired the contract to build 201 freight cars for Okombi, a European freight car leasing company. Subsequently, Okombi made breach of warranty and late delivery claims against the Company which grew out of design and

THE GREENBRIER COMPANIES, INC.
certification problems. All of these issues were settled as of March 2004. Recently, new allegations have been made, the most serious of which involve cracks to the structure of the cars. Okombi has been required to remove all 201 freight cars from service, and a formal claim has been made against the Company. Legal and commercial evaluations are on-going to determine what obligation the Company might have, if any, to remedy the alleged defects.
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
Prior to December 31, 2002, the Company entered into contingent rental assistance agreements, aggregating $6.9 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods up to five years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three months ended November 30, 2007 an accrual of $0.6 million was recorded to cover future obligations and no accruals were recorded for the three months ended November 30, 2006. The accounting for any future rental assistance agreements will comply with the guidance required by FASB Interpretation (FIN) 45 which pertains to contracts entered into or modified subsequent to December 31, 2002.
A portion of leasing & services revenue is derived from “car hire” which is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Deprescription is a system whereby railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration either the owner’s or user’s rate is selected and that rate becomes effective for a one-year period. There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue for the Company which amounted to $6.6 million and $6.0 million for the three months ended November 30, 2007 and 2006.

THE GREENBRIER COMPANIES, INC.
In accordance with customary business practices in Europe, the Company has $21.2 million in bank and third party performance, advance payment and warranty guarantee facilities, all of which have been utilized as of November 30, 2007. To date no amounts have been drawn under these performance, advance payment and warranty guarantee facilities.
At November 30, 2007, an unconsolidated subsidiary had $6.1 million of third party debt, for which the Company has guaranteed 33% or approximately $2.0 million. In the event that there is a change in control or insolvency by any of the three 33% investors that have guaranteed the debt, the remaining investors’ share of the guarantee will increase proportionately.
The Company has outstanding letters of credit aggregating $4.9 million associated with facility leases and payroll.
Note 13 — Guarantor/Non Guarantor
The $235 million combined senior unsecured notes (the Notes) issued on May 11, 2005 and November 21, 2005 and $100 million of convertible senior notes issued on May 22, 2006 are fully and unconditionally and jointly and severally guaranteed by substantially all of Greenbrier’s material wholly owned United States subsidiaries: Autostack Company LLC, Greenbrier-Concarril, LLC, Greenbrier Leasing Company LLC, Greenbrier Leasing Limited Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing, L.P., Greenbrier Railcar LLC, Gunderson LLC, Gunderson Marine LLC, Gunderson Rail Services LLC, Meridian Rail Holdings Corp., Meridian Rail Acquisition Corp., Meridian Rail Mexico City Corp., Brandon Railroad LLC and Gunderson Specialty Products, LLC. No other subsidiaries guarantee the Notes.
The following represents the supplemental consolidated condensed financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of November 30, 2007 and August 31, 2007 and for the three months ended November 30, 2007 and 2006. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. Intercompany transactions between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
   Condensed Consolidated Balance Sheet
   November 30, 2007
   (In thousands)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$5,195	$—	$1,490	$—	$6,685
Restricted cash	—	—	2,910	—	2,910
Accounts and notes receivable	118,369	(21,892)	41,311	51	137,839
Inventories	—	100,817	101,135	—	201,952
Assets held for sale	—	27,080	17,665	—	44,745
Equipment on operating leases	—	308,634	—	(2,133)	306,501
Investment in direct finance leases	—	8,950	—	—	8,950
Property, plant and equipment	2,871	78,596	33,427	—	114,894
Goodwill	—	168,865	—	136	169,001
Intangibles and other	444,427	92,344	3,657	(471,595)	68,833

	$570,862	$763,394	$201,595	$(473,541)	$1,062,310

Liabilities and Stockholders’ Equity
Revolving notes	$5,000	$—	$47,598	$—	$52,598
Accounts payable and accrued liabilities	(25,990)	161,957	81,929	53	217,949
Participation	—	617	—	—	617
Deferred income taxes	6,161	61,317	(3,225)	(151)	64,102
Deferred revenue	1,047	3,288	9,112	—	13,447
Notes payable	340,361	105,736	13,830	—	459,927

Minority interest	—	—	(6)	5,649	5,643

Stockholders’ Equity	244,283	430,479	52,357	(479,092)	248,027

	$570,862	$763,394	$201,595	$(473,541)	$1,062,310

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
   Condensed Consolidated Statement of Operations
   For the quarter ended November 30, 2007
   (In thousands)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$102,429	$127,482	$(70,717)	$159,194
Refurbishment & parts	—	103,880	9	—	103,889
Leasing & services	458	22,949	—	(112)	23,295

	458	229,258	127,491	(70,829)	286,378

Cost of revenue
Manufacturing	—	98,572	122,132	(70,139)	150,565
Refurbishment & parts	—	87,944	7	—	87,951
Leasing & services	—	11,941	—	(16)	11,925

	—	198,457	122,139	(70,155)	250,441

Margin	458	30,801	5,352	(674)	35,937

Other costs
Selling and administrative expense	6,773	8,402	5,009	—	20,184
Interest and foreign exchange	6,588	1,693	2,252	(114)	10,419
Special charges	—	—	189	—	189

	13,361	10,095	7,450	(114)	30,792

Earnings (loss) before income taxes, minority interest and equity in unconsolidated subsidiaries	(12,903)	20,706	(2,098)	(560)	5,145

Income tax (expense) benefit	7,421	(8,196)	(2,210)	29	(2,956)

	(5,482)	12,510	(4,308)	(531)	2,189

Minority interest	—	—		375	375
Equity in earnings (loss) of unconsolidated subsidiaries	8,124	736	—	(8,782)	78

Net earnings (loss)	$2,642	$13,246	$(4,308)	$(8,938)	$2,642

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
   Condensed Consolidated Statement of Cash Flows
   For the quarter ended November 30, 2007
   (In thousands)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$2,642	$13,246	$(4,308)	$(8,938)	$2,642
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	1,203	1,766	(265)	(12)	2,692
Depreciation and amortization	120	6,603	1,549	(16)	8,256
Gain on sales of equipment	—	(780)	—	—	(780)
Special charges			189		189
Other	(136)	—	—	(106)	(242)
Decrease (increase) in assets
Accounts receivable	4,019	14,300	5,297	(52)	23,564
Inventories	—	1,711	(1,943)	—	(232)
Assets held for sale	—	(4,898)	(3,603)	—	(8,501)
Other	(7,818)	(50)	(412)	8,783	503
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	(14,897)	(12,868)	708	52	(27,005)
Participation	—	(3,738)	—	—	(3,738)
Deferred revenue	(39)	(3,870)	(2,209)	—	(6,118)
Reclassification (1)	(107)	—	107	—	—

Net cash provided by (used in) operating activities	(15,013)	11,422	(4,890)	(289)	(8,770)

Cash flows from investing activities:
Principal payments received under direct finance leases	—	88	—	—	88
Proceeds from sales of equipment	—	1,422	—	—	1,422
Investment in and advances to Unconsolidated subsidiaries	—	176	—	—	176
Increase in restricted cash			140		140
Capital expenditures	(701)	(12,424)	(1,639)	289	(14,475)

Net cash provided by (used in) investing activities	(701)	(10,738)	(1,499)	289	(12,649)

Cash flows from financing activities:
Changes in revolving notes	5,000	—	1,677	—	6,677
Repayments of notes payable	(327)	(686)	(318)	—	(1,331)
Investment by joint venture partner	—	—	600	—	600
Stock options exercised and restricted stock awards	783	—	—	—	783
Excess tax benefit of stock options exercised	51	—	—	—	51

Net cash provided by (used in ) financing activities	5,507	(686)	1,959		6,780

Effect of exchange rate changes	(20)	2	534	—	516

Decrease in cash and cash equivalents	(10,227)	—	(3,896)	—	(14,123)
Cash and cash equivalents
Beginning of period	15,422	—	5,386	—	20,808

End of period	$5,195	$—	$1,490	$—	$6,685

(1) Our Mexican joint venture is shown as a non-guarantor subsidiary in the current year’s presentation. In the prior year’s presentation financial information for the joint venture, while immaterial, was allocated among the guarantor, non-guarantor and elimination categories.

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidated Balance Sheet
     For the year ended August 31, 2007
     (In thousands)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$15,422	$—	$5,386	$—	$20,808
Restricted cash	—	—	2,693	—	2,693
Accounts and notes receivable	122,388	8,893	27,825	(2,068)	157,038
Inventories	—	102,529	92,354	—	194,883
Assets held for sale	—	28,841	14,062	—	42,903
Investment in direct finance leases	—	9,040	—	—	9,040
Equipment on operating leases	—	296,189	—	(1,863)	294,326
Property, plant and equipment	2,191	78,894	31,728	—	112,813
Goodwill	—	168,851	—	136	168,987
Intangibles and other	436,709	89,685	2,406	(459,542)	69,258

	$576,710	$782,922	$176,454	$(463,337)	$1,072,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving notes	$—	$—	$39,568	$—	$39,568

Accounts payable and accrued liabilities	(12,280)	177,251	76,810	(2,068)	239,713
Participation	—	4,355	—	—	4,355
Deferred income taxes	4,957	59,551	(2,959)	(139)	61,410
Deferred revenue	1,086	7,310	9,656	—	18,052
Notes payable	340,688	106,926	13,301	—	460,915

Subordinated debt	—	—	—	—	—

Minority interest	—	6,750	—	(1,604)	5,146

STOCKHOLDERS’ EQUITY	242,259	420,779	40,078	(459,526)	243,590

	$576,710	$782,922	$176,454	$(463,337)	$1,072,749

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

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidated Statement of Cash Flows
     For the quarter ended November 30, 2006
     (In thousands)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$1,870	$11,517	$(439)	$(11,078)	$1,870
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	1,348	(989)	(349)	293	303
Depreciation and amortization	12	5,874	1,657	(17)	7,526
Gain on sales of equipment	—	(2,439)	—	(783)	(3,222)
Other	—	1,229	9	(1,198)	40
Decrease (increase) in assets
Accounts receivable	(289,839)	280,124	1,899	(213)	(8,029)
Inventories	—	(1,741)	362	—	(1,379)
Assets held for sale	—	(15,462)	120	—	(15,342)
Other	(12,819)	(467)	917	12,720	351
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	(5,279)	(1,660)	(10,820)	212	(17,547)
Participation	—	396	—	—	396
Deferred revenue	(39)	(6,220)	(647)	—	(6,906)

Net cash provided by (used in) operating activities	(304,746)	270,162	(7,291)	(64)	(41,939)

Cash flows from investing activities:
Acquisition, net of cash acquired	—	(258,582)	(5,888)	—	(264,470)
Principal payments received under direct finance leases	—	229	—	—	229
Proceeds from sales of equipment	—	20,833	—	—	20,833
Investment in and advances to joint venture	—	137	—	—	137
Increase in restricted cash			(436)		(436)
Capital expenditures	(48)	(29,030)	(1,444)	64	(30,458)

Net cash provided by (used in) investing activities	(48)	(266,413)	(7,768)	64	(274,165)

Cash flows from financing activities:
Changes in revolving notes	178,200	—	8,408	—	186,608
Proceeds from issuance of notes payable	(69)	—	—	—	(69)
Repayments of notes payable	(301)	(365)	(265)	—	(931)
Repayments of subordinated debt	—	(821)	—	—	(821)
Investment by joint venture partner	—	1,200	—	—	1,200
Stock options exercised and restricted stock awards	877	—	—	—	877
Excess tax benefit of stock options exercised	869	—	—	—	869

Net cash provided by (used in) financing activities	179,576	14	8,143		187,733

Effect of exchange rate changes	334	(2)	(496)	—	(164)
Increase (decrease) in cash and cash equivalents	(124,884)	3,761	(7,412)	—	(128,535)
Cash and cash equivalents Beginning of period	133,695	35	9,164	—	142,894

End of period	$8,811	$3,796	$1,752	$—	$14,359

THE GREENBRIER COMPANIES, INC.
Note 14 — Subsequent Event
On December 21, 2007, the Province of Nova Scotia, Canada enacted legislation which would require employers to contribute funds equal to the amount of any deficit existing upon wind-up of a defined benefit pension plan. The new legislation has retroactive effect and applies to the Pension Plan for Union Employees of the Company’s subsidiary, TrentonWorks Limited (the “TrentonWorks Plan”), which was terminated as of July 20, 2007. The new legislation imposes on TrentonWorks liability to contribute approximately $2.7 million in deficit funding under the TrentonWorks Plan and requires Nova Scotia employers to fund “grow-in” benefits which guarantee access by older workers to subsidized early retirement benefit formulas offered in a plan. The cost to TrentonWorks of the new “grow-in” benefits has not been finalized, but is expected to be substantial. We do not expect the proceeds received upon disposition of the Canadian facility to be sufficient to satisfy all the liabilities of TrentonWorks, none of which have been guaranteed by Greenbrier or any of its subsidiaries other than TrentonWorks. As a result, we do not expect the new Nova Scotia legislation to have a material effect on Greenbrier’s consolidated financial condition or results of operations.
Effective December 21, 2007, TrentonWorks resigned as Administrator of the TrentonWorks Plan. Greenbrier has terminated TrentonWorks’ revolving line of credit with its lending banks, of which no amounts are outstanding, and has amended Greenbrier’s revolving credit agreement to avoid covenant breaches resulting from retroactive effect of the new Nova Scotia legislation.

THE GREENBRIER COMPANIES, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We currently operate in three primary business segments: manufacturing, refurbishment & parts and leasing & services. These three business segments are operationally integrated. The manufacturing segment, operating from four facilities in the United States, Mexico and Europe produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. We may also manufacture new freight cars through the use of unaffiliated subcontractors. The refurbishment & parts segment performs railcar repair, refurbishment and maintenance activities, wheel and axle servicing, and limited parts production for the railroad industry in the United States and Mexico. The leasing & services segment owns approximately 9,000 railcars and provides management services for approximately 138,000 railcars for railroads, shippers, carriers, and other leasing and transportation companies in North America. Segment performance is evaluated based on margins. We also produce rail castings through an unconsolidated joint venture.
The North American freight car market is currently experiencing a softening of demand in a weaker economy, market saturation of certain freight car types and tight capital markets, all contributing to caution on the part of our customers and increased competitiveness. These market factors may lead to lower revenues and reduced margins for some of our operations in the current year compared to the prior year.
Our manufacturing backlog of railcars for sale and lease as of November 30, 2007 was approximately 22,200 railcars with an estimated value of $1.73 billion compared to 14,300 railcars valued at $980 million as of November 30, 2006. Based on current production plans, approximately 4,500 units in backlog are scheduled for delivery in 2008. We are currently in discussions with one of our customers under a multi-year arrangement whereby the mix and anticipated delivery date of some of our backlog may change. Current period backlog includes approximately 12,400 units that are subject to our fulfillment of certain competitive conditions. Sales prices generally include an anticipated pass-through of vendor material price increases and surcharges, however, there is still risk that material prices could increase beyond amounts used to price our sale contracts which would adversely impact margins realized upon sale. A portion of our orders included in backlog is based on an assumed product mix. Under terms of the order, the exact mix will be determined in the future which may impact the dollar amount of backlog. In addition, approximately one-third of our backlog consists of orders for tank cars which are a new product type for us.
Our Canadian manufacturing facility was permanently closed during 2007. We continue to actively market the assets and still expect final disposition of the facility to be completed by the end of 2008.
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
Income taxes - For financial reporting purposes, income tax expense is estimated based on planned tax return filings. The amounts anticipated to be reported in those filings may change between the time the financial statements are prepared and the time the tax returns are filed. Further, because tax filings are subject to review by taxing authorities, there is also the risk that a position taken in preparation of a tax return may be challenged by a taxing authority. If the taxing authority is successful in asserting a position different than that taken by us, differences in tax expense or between current and deferred tax items may arise in future periods. Such differences, which could have a material impact on our financial statements, would be reflected in the financial statements when management considers them probable of occurring and the amount reasonably estimable. Valuation allowances reduce deferred

THE GREENBRIER COMPANIES, INC.
tax assets to an amount that will more likely than not be realized. Our estimates of the realization of deferred tax assets is based on the information available at the time the financial statements are prepared and may include estimates of future income and other assumptions that are inherently uncertain. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on whether evidence indicates that it is more likely than not that the position will be sustained on audit. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision.
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

THE GREENBRIER COMPANIES, INC.
Results of Operations
Three Months Ended November 30, 2007 Compared to Three Months Ended November 30, 2006
Overview
Total revenue for the three months ended November 30, 2007 was $286.4 million, an increase of $39.8 million from revenues of $246.6 million in the prior comparable period. Net earnings were $2.6 million and $1.9 million for the three months ended November 30, 2007 and 2006.
Manufacturing Segment
Manufacturing revenue includes results from new railcar and marine production. New railcar delivery and backlog information includes all facilities.
Manufacturing revenue for the three months ended November 30, 2007 was $159.2 million compared to $168.7 million in the corresponding prior period, a decrease of $9.5 million. The decrease is primarily the result of lower deliveries and a change in product mix. New railcar deliveries were approximately 1,900 units in the current period compared to 2,000 units in the prior comparable period.
Manufacturing margin as a percentage of revenue for the three months ended November 30, 2007 was 5.4% compared to a margin of 4.2% for the three months ended November 30, 2006. The increase is primarily the result of negative margins and low production rates in the prior period at our Canadian manufacturing facility that was permanently closed during the third quarter of 2007.
Refurbishment & Parts Segment
Refurbishment & parts revenue was $103.9 million for the three months ended November 30, 2007 compared to revenue of $51.2 million in the prior comparable period. The increase was primarily due to acquisition related growth of $49.9 million associated with the acquisition of Meridian which occurred late in the first quarter of fiscal 2007.
Refurbishment & parts margin as a percentage of revenue was 15.3% for the three months ended November 30, 2007 compared to 12.2% for the three months ended November 30, 2006. In the current period we experienced a different product mix consisting of higher margin products.
Leasing & Services Segment
Leasing & services revenue was $23.3 million for the three months ended November 30, 2007 compared to $26.7 million for the three months ended November 30, 2006. The change is primarily a result of a $2.4 million decrease in gains on disposition of assets from the lease fleet and a $0.9 million decrease in interest revenue on decreased cash balances during the quarter.
Pre-tax earnings of $0.8 million were realized on the disposition of leased equipment, compared to $3.2 million in the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.
Leasing & services margin as a percentage of revenue was 48.8% and 59.5% for the three-month periods ended November 30, 2007 and 2006. The change was primarily a result of decreases in gains on disposition of assets from the lease fleet, interest income, and interim rent on assets held for sale, all of which have no associated cost of revenue.

THE GREENBRIER COMPANIES, INC.
Other Costs
Selling and administrative expense was $20.2 million for the three months ended November 30, 2007 compared to $17.1 million for the comparable prior period, an increase of $3.1 million. The change is primarily due to acquisition related growth, increases in professional services and consulting fees for integration of acquired companies, and costs related to our technology infrastructure, partially offset by decreases in incentive compensation.
Interest and foreign exchange was $10.4 million for the three months ended November 30, 2007, compared to $9.6 million in the prior comparable period. The change is due to increased foreign exchange losses. Current period results include foreign exchange losses of $1.2 million as compared to foreign exchange losses of $0.5 million in the prior comparable period principally related to the strengthening of the Polish Zloty relative to other currencies.
Income Tax
The provision for income taxes was $3.0 million and $0.6 million for the three months ended November 30, 2007 and November 30, 2006. Our provision for income taxes is based on our projected consolidated results of operations for the entire year which results in an estimated 44.2% annual effect tax rate on pre-tax income excluding special charges. The effective tax rate fluctuates from year to year due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating losses for certain operations with no related accrual of tax benefit. The actual tax rate for the first quarter of the fiscal year 2008 was 57.5% as compared to 24.7% in the prior comparable period. The actual rate of 57.5% differs from the estimated effective rate of 44.2% due to adjustments to tax estimates.
Liquidity and Capital Resources
We have been financed through cash generated from operations and borrowings. During the quarter ended November 30, 2007, cash decreased $14.1 million to $6.7 million from $20.8 million at August 31, 2007.
Cash used in operations for the three months ended November 30, 2007 was $8.8 million compared to $41.9 million for the three months ended November 30, 2006. The change is due primarily to changes in timing of accounts receivable including sales to customers with differing customer payment terms.
Cash used in investing activities was $12.6 million for the three months ended November 30, 2007 compared to $274.2 million in the prior comparable period. Cash usage during the current period was primarily for capital expenditures. The prior period includes usage of $264.5 million for the acquisitions of Meridian and RCA.
Capital expenditures totaled $14.5 million and $30.5 million for the three months ended November 30, 2007 and 2006. Of these capital expenditures, approximately $10.1 million and $27.7 million were attributable to leasing & services operations. Leasing & services capital expenditures for 2008 are expected to be approximately $60.0 million depending on market conditions and fleet management objectives. We regularly sell assets from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures. Proceeds from sales of equipment were $1.4 million and $20.8 million for the three months ended November 30, 2007 and 2006.
Approximately $2.5 million and $2.2 million of capital expenditures for the three months ended November 30, 2007 and 2006 were attributable to manufacturing operations. Capital expenditures for manufacturing operations are expected to be approximately $20.0 million in 2008 and primarily relate to increased efficiency and expansion of our manufacturing capacity through our joint venture in Mexico.
Refurbishment & parts capital expenditures for the three months ended November 30, 2007 and 2006 were $1.9 million and $0.6 million and are expected to be approximately $15.0 million in 2008.
Cash provided by financing activities was $6.8 million for the three months ended November 30, 2007 compared to $187.7 million in the three months ended November 30, 2006. During the current period $6.7 million in net

THE GREENBRIER COMPANIES, INC.
proceeds were received from revolving note borrowings. During the three months ended November 30, 2006 we received $186.6 million in net proceeds from borrowings under revolving credit lines.
All amounts originating in foreign currency have been translated at the November 30, 2007 exchange rate for the following discussion. Senior secured revolving credit facilities aggregated $342.9 million as of November 30, 2007, of which $52.6 million in revolving notes and $4.9 million in letters of credit are outstanding. Available borrowings are generally based on defined levels of inventory, receivables, and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which at November 30, 2007 levels would provide for maximum additional borrowing of $230.6 million. A $290.0 million revolving line of credit is available through November 2011 to provide working capital and interim financing of equipment for the United States and Mexican operations. A $1.0 million line of credit was available through November 2011 for Canadian operations, however, this was terminated by the Company in December 2007. Advances under the U.S. and Canadian facilities bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. At November 30, 2007, there was $5.0 million in revolving notes and $3.9 million in letters of credit outstanding under the United States credit facility and a $1.0 million letter of credit outstanding under the Canadian credit facility. Lines of credit totaling $51.9 million are available for working capital needs of the European manufacturing operation. These European credit facilities have maturities that range from December 31, 2007 through August 28, 2008. As of November 30, 2007, the European credit facilities had $47.6 million outstanding.
In accordance with customary business practices in Europe, we have $21.2 million in bank and third party performance, advance payment and warranty guarantee facilities all of which have been utilized as of November 30, 2007. To date, no amounts have been drawn under these performance, advance payment and warranty guarantees.
We have advanced $1.3 million in long term advances to an unconsolidated subsidiary which are secured by accounts receivable and inventory. As of November 30, 2007, this same unconsolidated subsidiary had $6.1 million in third party debt for which we have guaranteed 33% or approximately $2.0 million.
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
Forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier’s control. The following are among the factors that could cause actual results or outcomes to differ materially from the forward-looking statements:
•	a delay or failure of acquired businesses, products or services to compete successfully;

•	decreases in carrying value of assets due to impairment;

•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

•	changes in future maintenance or warranty requirements;

•	fluctuations in demand for newly manufactured railcars or failure to obtain orders as anticipated in developing forecasts;

•	effects of local statutory accounting conventions on compliance with covenants in certain loan agreements;

•	domestic and global business conditions and growth or reduction in the surface transportation industry;

•	ability to maintain good relationships with third party labor providers or collective bargaining units;

•	steel price increases, scrap surcharges, steel scrap prices and other commodity price fluctuations and their impact on railcar and wheel demand and margin;

•	ability to deliver railcars in accordance with customer specifications;

•	changes in product mix and the mix among reporting segments;

•	labor disputes, energy shortages or operating difficulties that might disrupt manufacturing operations or the flow of cargo;

•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of alliance partners, subcontractors or suppliers;

•	ability to obtain suitable contracts for railcars held for sale;

•	lower than anticipated residual values for leased equipment;

•	discovery of defects in railcars resulting in increased warranty costs or litigation;

•	resolution or outcome of pending or future litigation and investigations;

•	the ability to consummate expected sales;

•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under the contracts as anticipated;

•	financial condition of principal customers;

•	market acceptance of products;

•	ability to determine and obtain adequate levels of insurance at acceptable rates;

THE GREENBRIER COMPANIES, INC.
•	disputes arising from creation, use, licensing or ownership of intellectual property in the conduct of the Company’s business;

•	competitive factors, including introduction of competitive products, price pressures, limited customer base and competitiveness of our manufacturing facilities and products;

•	industry overcapacity and our manufacturing capacity utilization;

•	continued industry demand at current and anticipated levels for railcar products;

•	domestic and global political, regulatory or economic conditions including such matters as terrorism, war, embargoes or quotas;

•	ability to adjust to the cyclical nature of the railcar industry;

•	the effects of car hire deprescription on leasing revenue;

•	changes in interest rates;

•	actions by various regulatory agencies;

•	changes in fuel and/or energy prices;

•	risks associated with intellectual property rights of Greenbrier or third parties, including infringement, maintenance, protection, validity, enforcement and continued used of such rights;

•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;

•	availability of a trained work force and availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;

•	ability to replace maturing lease revenue and earnings with revenue and earnings from additions to the lease fleet and management services; and

•	financial impacts from currency fluctuations in our worldwide operations.
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

THE GREENBRIER COMPANIES, INC.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We have operations in Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At November 30, 2007, no forecast sales were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results. We believe the exposure to foreign exchange risk is not material.
In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of its foreign subsidiaries. At November 30, 2007, net assets of foreign subsidiaries aggregated $11.3 million and a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of $1.1 million, 0.5% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.
Interest Rate Risk
We have managed our floating rate debt with interest rate swap agreements, effectively converting $10.4 million of variable rate debt to fixed rate debt. At November 30, 2007, the exposure to interest rate risk is reduced since 69% of our debt has fixed rates and 31% has floating rates. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt. At November 30, 2007, a uniform 10% increase in interest rates would result in approximately $1.0 million of additional annual interest expense.

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
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

THE GREENBRIER COMPANIES, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There is hereby incorporated by reference the information disclosed in Note 12 to Consolidated Financial Statements, Part I of this quarterly report.
Item 1a. Risk Factors
There have been no material changes in our risk factors described in our Annual Report on Form 10-K for the year ended August 31, 2007.
Item 6. Exhibits
(a)	List of Exhibits:

31.1	Certification pursuant to Rule 13 (a) — 14 (a)

31.2	Certification pursuant to Rule 13 (a) — 14 (a)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE GREENBRIER COMPANIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.
Date: January 8, 2008	By:	/s/ Larry G. Brady
Larry G. Brady
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)