Form 10-Q
period 2008-02-29
GREENBRIER COMPANIES INC
filed 2008-04-09
CIK 923120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended February 29, 2008
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes X    No   ____
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ______	Accelerated filer X	Non-accelerated filer ______ (Do not check if a smaller reporting company)	Smaller reporting company ______
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ___ No _X_
The number of shares of the registrant’s common stock, without par value, outstanding on March 28, 2008 was 16,366,250 shares.

THE GREENBRIER COMPANIES, INC.
PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
Consolidated Balance Sheets
(In thousands, except per share amounts, unaudited)

	February 29,	August 31,
	2008	2007
Assets
Cash and cash equivalents	$6,434	$20,808
Restricted cash	2,680	2,693
Accounts receivable	176,069	157,038
Inventories	207,844	194,883
Assets held for sale	103,405	42,903
Equipment on operating leases	292,420	294,326
Investment in direct finance leases	8,649	9,040
Property, plant and equipment	119,632	112,813
Goodwill	169,001	168,987
Intangibles and other assets	72,263	69,258

	$1,158,397	$1,072,749

Liabilities and Stockholders’ Equity
Revolving notes	$113,418	$39,568
Accounts payable and accrued liabilities	253,263	239,713
Participation	738	4,355
Deferred income taxes	65,406	61,410
Deferred revenue	16,152	18,052
Notes payable	457,347	460,915

Minority interest	8,115	5,146

Commitments and contingencies (Note 13)	-	-

Stockholders’ equity:
Preferred stock - without par value; 25,000 shares authorized; none outstanding	-	-
Common stock - without par value; 50,000 shares authorized; 16,366 and 16,169 shares outstanding at February 29, 2008 and August 31, 2007	16	16
Additional paid-in capital	80,072	78,332
Retained earnings	166,731	165,408
Accumulated other comprehensive loss	(2,861)	(166)

	243,958	243,590

	$1,158,397	$1,072,749

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended			Six Months Ended
	February 29,	February 28,		February 29,	February 28,
	2008	2007		2008	2007
Revenue
Manufacturing	$123,394		$119,201	$282,588	$287,893
Refurbishment & parts	112,576		95,311	216,466	146,546
Leasing & services	23,603		25,466	46,898	52,161

	259,573		239,978	545,952	486,600

Cost of revenue
Manufacturing	118,225		115,822	268,790	277,509
Refurbishment & parts	94,396		80,114	182,347	125,121
Leasing & services	12,279		12,220	24,204	23,031

	224,900		208,156	475,341	425,661

Margin	34,673		31,822	70,611	60,939

Other costs
Selling and administrative	21,000		18,800	41,184	35,925
Interest and foreign exchange	9,854		10,416	20,273	20,056
Special charges	2,112		16,485	2,302	16,485

	32,966		45,701	63,759	72,466
Earnings (loss) before income taxes, minority interest and equity in unconsolidated subsidiaries	1,707		(13,879)	6,852	(11,527)
Income tax benefit (expense)	(1,904)		8,229	(4,859)	7,649

Earnings (loss) before minority interest and equity in unconsolidated subsidiaries	(197)		(5,650)	1,993	(3,878)

Minority interest	1,367		42	1,741	40
Equity in earnings (loss) of unconsolidated subsidiaries	253		(463)	331	(363)

Net earnings (loss)	$1,423		$(6,071)	$4,065	$(4,201)

Basic earnings (loss) per common share	$0.09	$	(0.38)	$0.25	$(0.26)

Diluted earnings (loss) per common share	$0.09	$	(0.38)	$0.25	$(0.26)

Weighted average common shares:

Basic	16,290		15,982	16,230	15,972
Diluted	16,311		16,022	16,254	16,016
The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	February 29,	February 28,
	2008	2007
Cash flows from operating activities
Net earnings (loss)	$4,065	$(4,201)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Deferred income taxes	3,996	(2,587)
Depreciation and amortization	16,519	16,178
Gain on sales of equipment	(2,006)	(5,775)
Special charges	2,302	16,485
Minority interest	(1,681)	(40)
Other	(120)	146
Decrease (increase) in assets (net of acquisitions):
Accounts receivable	(12,269)	(28,988)
Inventories	(2,639)	(23,533)
Assets held for sale	(66,960)	(32,224)
Other	(3,168)	(2,057)
Increase (decrease) in liabilities (net of acquisitions):
Accounts payable and accrued liabilities	(1,271)	3,884
Participation	(3,617)	(8,717)
Deferred revenue	(4,082)	(5,276)

Net cash used in operating activities	(70,931)	(76,705)

Cash flows from investing activities
Principal payments received under direct finance leases	179	340
Proceeds from sales of equipment	6,414	64,662
Investment in and net advances to unconsolidated subsidiary	347	115
Acquisitions, net of cash acquired	-	(264,470)
Decrease (increase) in restricted cash	547	(481)
Capital expenditures	(15,998)	(78,352)

Net cash used in investing activities	(8,511)	(278,186)

Cash flows from financing activities
Changes in revolving notes	64,259	219,777
Proceeds from issuance of notes payable	12	(71)
Repayments of notes payable	(4,183)	(3,246)
Repayment of subordinated debt	-	(1,267)
Dividends	(2,605)	(2,557)
Stock options and restricted stock awards exercised	1,743	1,648
Excess tax benefit (expense) of stock options exercised	(3)	1,772
Investment by joint venture partner	4,650	1,650

Net cash provided by financing activities	63,873	217,706

Effect of exchange rate changes	1,195	460
Decrease in cash and cash equivalents	(14,374)	(136,725)
Cash and cash equivalents
Beginning of period	20,808	142,894

End of period	$6,434	$6,169

Cash paid during the period for
Interest	$17,134	$16,206
Income taxes	$2,125	$1,888
Supplemental disclosure of non-cash activity:
Assumption of Rail Car America capital lease obligation	$-	$119
Seller receivable netted against acquisition note	$503	$-
Pension plan adjustment	$6,913	$-
Supplemental disclosure of acquisitions (see note 2)
Assets acquired, net of cash	$-	$(312,449)
Liabilities assumed	-	41,926
Acquisition note payable	-	3,000
Cash acquired	-	3,053

Acquisitions, net of cash acquired	$-	$264,470

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Interim Financial Statements
The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of February 29, 2008 and for the three and six months ended February 29, 2008 and February 28, 2007 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals except for special charges) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three and six months ended February 29, 2008 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2008. Certain reclassifications have been made to the prior period’s Consolidated Financial Statements to conform to the current year presentation.
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
Initial Adoption of Accounting Policies - In July 2006, the Financial Accounting Standards Board (FASB) issued interpretation (FIN) No. 48, Accounting for Uncertainties in Income Tax – an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainties in income tax provisions. The Company adopted the provisions of FIN 48 on September 1, 2007. At the adoption date, the Company identified certain tax benefits taken for which a reserve for uncertain tax positions was required under FIN 48. The total amount of this reserve, including interest and penalties, is $11.8 million, of which $8.9 million is associated with purchase accounting adjustments on the acquisition of Meridian Rail Holdings Corp. These amounts had previously been reserved under Statement of Financial Accounting Standard (SFAS) No. 5 with the exception of $0.1 million which was recorded as an adjustment to retained earnings in the three months ended November 30, 2007. The Company recorded additional interest expense of $0.5 million relating to reserves for uncertain tax provisions in the first half of fiscal year 2008. Interest and penalties related to income taxes are not classified as a component of income tax expense. When unrecognized tax benefits are realized, the benefit related to deductible differences attributable to ordinary operations will be recognized as a reduction of income tax expense. The benefit related to deductible differences attributable to purchase accounting may result in a reduction to goodwill. Within the next 12 months the Company expects a decrease of approximately $9.0 million in the current FIN 48 reserve, with a corresponding reduction in goodwill of $8.2 million and selling and administrative expenses of $0.8 million.
Prospective Accounting Changes - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company for the fiscal year beginning September 1, 2008. In January 2008, the FASB issued FASB Staff Position (FSP) FAS 157-b to defer SFAS No. 157’s effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. This position is effective for the Company beginning September 1, 2009. Management is evaluating whether there will be any impact on the Consolidated Financial Statements from the adoption of SFAS No. 157.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which is effective for the Company beginning September 1, 2008. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value rather than historical value. Unrealized

THE GREENBRIER COMPANIES, INC.
gains and losses on items for which the fair value option is elected are reported in earnings. Management is evaluating the alternatives allowed pursuant to the adoption of SFAS No. 159.
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement establishes reporting standards for non-controlling interests in subsidiaries. This standard is effective for the Company beginning September 1, 2009. Management is evaluating the impact of this statement on its Consolidated Financial Statements.
Note 2 – Acquisitions
Rail Car America
On September 11, 2006, the Company purchased substantially all of the operating assets of Rail Car America (RCA), its American Hydraulics division and of Brandon Corp., its wholly owned subsidiary. RCA, a provider of intermodal and conventional railcar repair services in North America, operates from four repair facilities in the United States. RCA also reconditions and repairs end-of-railcar cushioning units through its American Hydraulics division and operates a switching line in Nebraska through Brandon Corp. The purchase price of the net assets consisted of $29.1 million of cash and a $3.0 million promissory note due in September 2008. The financial results of these operations since the acquisition are reported in the Company’s consolidated financial statements as part of the refurbishment & parts segment. The impact of this acquisition was not material to the Company’s consolidated results of operations; therefore, pro forma financial information has not been included.
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
The unaudited pro forma financial information presented below for the six months ended February 28, 2007 has been prepared to illustrate Greenbrier’s consolidated results of operations had the acquisition of Meridian occurred at the beginning of the period presented. The financial information for the six months ended February 29, 2008 is included for comparison purposes only.

(In thousands)	Six Months Ended
	February 29,	February 28,
	2008	2007

Revenue	$545,952	$537,433
Net earnings (loss)	$4,065	$580
Basic earnings (loss) per share	$0.25	$0.04
Diluted earnings (loss) per share	$0.25	$0.04
The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the fiscal year, and may not be indicative of the results of future operations of the Company.
Other Acquisitions
In April 2007, the Company acquired a leasing management services operation for $4.3 million whose operations were not material to the Company’s consolidated results of operations; therefore, proforma financial information has not been included. As a result of the allocation of purchase price among assets and liabilities, $3.1 million in goodwill was recorded.
Note 3 – Special Charges
In April 2007, the Company’s board of directors approved the permanent closure of the Company’s Canadian railcar manufacturing facility. As a result of the facility closure decision, special charges of $2.1 million and $2.3 million were recorded during the three and six months ended February 29, 2008 consisting of severance costs and professional and other fees associated with the closure.
Special charges of $16.5 million were recorded during the quarter ended February 28, 2007 for impairment of long lived assets at the Company’s Canadian railcar manufacturing facility. These charges consisted of $14.1 million

THE GREENBRIER COMPANIES, INC.
associated with property, plant and equipment, $1.3 million related to inventory and $1.1 million write-off of goodwill and other.
Note 4 – Inventories
(In thousands)

	February 29,	August 31,
	2008	2007

Supplies and raw materials	$127,847	$111,957
Work-in-process	84,194	86,733
Lower of cost or market adjustment	(4,197)	(3,807)

	$207,844	$194,883

Note 5 – Assets Held for Sale
(In thousands)

	February 29,	August 31,
	2008	2007

Railcars held for sale	$70,395	$12,922
Railcars in transit to customer	15,455	8,958
Finished goods — parts	17,555	21,023

	$103,405	$42,903

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
Warranty accrual activity:

(In thousands)	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Balance at beginning of period	$16,390	$16,501	$15,911	$14,201
Charged to cost of revenue	401	1,722	1,312	2,665
Payments	(1,203)	(988)	(2,237)	(1,658)
Currency translation effect	279	(194)	881	9
Acquisition	-	-	-	1,824

Balance at end of period	$15,867	$17,041	$15,867	$17,041

Note 7 – Revolving Notes
All amounts originating in foreign currency have been translated at the February 29, 2008 exchange rate for the following discussion.  Senior secured revolving credit facilities, consisting of two components, aggregated $339.8 million as of February 29, 2008.   A $290.0 million revolving line of credit is available through November 2011 to

THE GREENBRIER COMPANIES, INC.
provide working capital and interim financing of equipment for the United States and Mexican operations.  Advances under the U.S. facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization.  Lines of credit totaling $49.8 million are available for working capital needs of the European manufacturing operation. These European credit facilities have maturities that range from April 30, 2008 through August 28, 2008.
 As of February 29, 2008 outstanding borrowings under these facilities aggregated $113.4 million in revolving notes and $3.2 million in letters of credit, consisting of $66.4 million in revolving notes and $3.2 million in letters of credit outstanding under the United States credit facility and $47.0 million in revolving notes under the European credit facilities. Available borrowings for all credit facilities are generally based on defined levels of inventory, receivables, and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which at February 29, 2008 levels would provide for maximum additional borrowing of $160.5 million.
Note 8 – Comprehensive Income (Loss)
The following is a reconciliation of net earnings (loss) to comprehensive income (loss):

(In thousands)	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Net earnings (loss)	$1,423	$(6,071)	$4,065	$(4,201)
Reclassification of derivative financial instruments recognized in net earnings (net of tax)	(24)	(32)	(48)	(427)
Unrealized gain on derivative financial instruments (net of tax)	501	253	494	286
Pension plan adjustment (1)	(6,913)	-	(6,913)	-
Foreign currency translation adjustment (net of tax)	1,349	(801)	3,772	(448)

Comprehensive income (loss)	$(3,664)	$(6,651)	$1,370	$(4,790)

(1) The current year pension plan adjustment relates to retroactive legislation enacted by the Province of Nova Scotia, Canada requiring our Canadian subsidiary to contribute deficit funding and grow-in benefits to the pension plan for employees covered by a collective bargaining agreement at our Canadian manufacturing facility. The Company has not guaranteed any obligations of TrentonWorks and does not believe it will be liable for any of TrentonWorks’ liabilities.
Accumulated other comprehensive loss, net of tax effect, consisted of the following:

(In thousands)	Unrealized
	Gains on		Foreign	Accumulated
	Derivative	Pension	Currency	Other
	Financial	Plan	Translation	Comprehensive
	Instruments	Adjustment	Adjustment	Income (Loss)

Balance, August 31, 2007	$(239)	$(316)	$389	$(166)
Six months activity	446	(6,913)	3,772	(2,695)

Balance, February 29, 2008	$207	$(7,229)	$4,161	$(2,861)

THE GREENBRIER COMPANIES, INC.
Note 9 – Earnings Per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

(In thousands)	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Weighted average basic common shares outstanding	16,290	15,982	16,230	15,972
Dilutive effect of employee stock options	21	40	24	44

Weighted average diluted common shares outstanding	16,311	16,022	16,254	16,016

Weighted average diluted common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options. No options were anti-dilutive for the three and six months ended February 29, 2008 and February 28, 2007.
Note 10 – Stock Based Compensation
All stock options were vested prior to September 1, 2005 and accordingly no compensation expense was recorded for stock options for the three and six months ended February 29, 2008 and February 28, 2007. The value of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period of two to five years. For the three and six months ended February 29, 2008, $0.9 million and $1.7 million in compensation expense was recognized related to restricted stock grants. For the three and six months ended February 28, 2007, $0.8 million and $1.5 million in compensation expense was recognized related to restricted stock grants.
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
At February 29, 2008 exchange rates, forward exchange contracts for the sale of Euro aggregated $6.3 million and sale of Pound Sterling aggregated $12.7 million. Adjusting the foreign currency exchange contracts to the fair value of the cash flow hedges at February 29, 2008 resulted in an unrealized pre-tax gain of $0.5 million that was recorded in the line item accumulated other comprehensive income (loss). The fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As the contracts mature at various dates through November 2008, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive income (loss) would be reclassified to the current year’s results of operations.
At February 29, 2008 exchange rates, interest rate swap agreements had a notional amount of $9.8 million and mature in March 2011. The fair value of these cash flow hedges at February 29, 2008 resulted in an unrealized pre-tax loss of $0.5 million. The loss is included in accumulated other comprehensive income (loss) and the fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from accumulated other comprehensive income (loss) and charged or credited to interest expense. At February 29, 2008 interest rates approximately $0.1 million would be reclassified to interest expense in the next 12 months.

THE GREENBRIER COMPANIES, INC.
Note 12 – Segment Information
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
The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.
(In thousands)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Revenue:
Manufacturing	$172,417	$156,263	$347,851	$340,682
Refurbishment & parts	113,806	96,938	219,083	149,952
Leasing & services	23,723	24,060	47,065	48,789
Intersegment eliminations	(50,373)	(37,283)	(68,047)	(52,823)

	$259,573	$239,978	$545,952	$486,600

Margin:
Manufacturing	$5,169	$3,379	$13,798	$10,384
Refurbishment & parts	18,180	15,197	34,119	21,425
Leasing & services	11,324	13,246	22,694	29,130

	$34,673	$31,822	$70,611	$60,939

Segment margin	$34,673	$31,822	$70,611	$60,939
Less: unallocated expenses:
Selling and administrative	21,000	18,800	41,184	35,925
Interest and foreign exchange	9,854	10,416	20,273	20,056
Special charges	2,112	16,485	2,302	16,485

Earnings (loss) before income tax expense, minority interest and equity in unconsolidated subsidiary	$1,707	$(13,879)	$6,852	$(11,527)

Note 13 – Commitments and Contingencies
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

THE GREENBRIER COMPANIES, INC.
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
Greenbrier and a customer, SEB Finans AB (SEB), have raised performance concerns related to a component that the Company installed on 372 railcar units with an aggregate sales value of approximately $20.0 million produced under a contract with SEB. On December 9, 2005, SEB filed a Statement of Claim in an arbitration proceeding in Stockholm, Sweden, against Greenbrier alleging that the cars were defective and could not be used for their intended purpose.  A settlement agreement was entered into effective February 28, 2007 pursuant to which the railcar units previously delivered were to be repaired and the remaining units completed and delivered to SEB. Current estimates of potential costs to Greenbrier do not exceed amounts accrued for warranty. As the terms of the settlement agreement continue to be implemented, the parties have requested that the suspended arbitration proceedings be terminated.
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
When the Company acquired the assets of the Freight Wagon Division of DaimlerChrysler in January 2000, it acquired the contract to build 201 freight cars for Okombi, a European freight car leasing company. Subsequently, Okombi made breach of warranty and late delivery claims against the Company which grew out of design and certification problems. All of these issues were settled as of March 2004. Recently, new allegations have been made, the most serious of which involve cracks to the structure of the cars. Okombi has been required to remove all 201 freight cars from service, and a formal claim has been made against the Company. Legal and commercial evaluations are on-going to determine what obligation the Company might have, if any, to remedy the alleged defects.
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

THE GREENBRIER COMPANIES, INC.
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
Prior to December 31, 2002, the Company entered into contingent rental assistance agreements, aggregating $6.9 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods up to five years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three and six months ended February 29, 2008 an accrual of $0.4 million and $1.0 million was recorded to cover future obligations and no accruals were recorded for the three and six months ended February 28, 2007. The accounting for any future rental assistance agreements will comply with the guidance required by FASB Interpretation (FIN) 45 which pertains to contracts entered into or modified subsequent to December 31, 2002.
A portion of leasing & services revenue is derived from “car hire” which is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Deprescription is a system whereby railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration either the owner’s or user’s rate is selected and that rate becomes effective for a one-year period. There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue for the Company which amounted to $6.6 million and $13.2 million for the three and six months ended February 29, 2008 and $6.1 million and $12.1 million for the three and six months ended February 28, 2007.
In accordance with customary business practices in Europe, the Company has $16.5 million in third party performance, advance payment and warranty guarantee facilities, all of which have been utilized as of February 29, 2008. To date no amounts have been drawn under these performance, advance payment and warranty guarantee facilities.
At February 29, 2008, an unconsolidated subsidiary had $5.6 million of third party debt, for which the Company has guaranteed 33% or approximately $1.9 million. In the event that there is a change in control or insolvency by any of the three 33% investors that have guaranteed the debt, the remaining investors’ share of the guarantee will increase proportionately.
The Company has outstanding letters of credit aggregating $3.2 million associated with facility leases and payroll.
Note 14 – Guarantor/Non Guarantor
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

THE GREENBRIER COMPANIES, INC.
The following represents the supplemental consolidating condensed financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of February 29, 2008 and August 31, 2007 and for the three and six months ended February 29, 2008 and February 28, 2007. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the Parent in intangibles and other assets. Intercompany transactions between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.
The condensed consolidating statement of cash flows for the six months ended February 28, 2007 has been restated to correct the presentation of transactions that are settled on a net basis through the Company’s intercompany payables and receivables. The Company had previously presented intercompany advances and investment in subsidiaries between the parent and its guarantor and non-guarantor subsidiaries as operating activities. These transactions should have been presented in financing and investing activities. As any changes in the classification between operating, investing and financing are eliminated in consolidation, there is no impact to the consolidated statement of cash flows for the six months ended February 28, 2007.

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
Condensed Consolidating Balance Sheet
February 29, 2008
(In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$(2,607)	$-	$9,041	$-	$6,434
Restricted cash	-	-	2,680	-	2,680
Accounts receivable	169,047	(35,733)	42,755	-	176,069
Inventories	-	103,845	103,999		207,844
Assets held for sale	-	83,130	20,135	140	103,405
Equipment on operating leases	-	294,250	-	(1,830)	292,420
Investment in direct finance leases	-	8,649	-	-	8,649
Property, plant and equipment	3,187	77,496	38,949	-	119,632
Goodwill	-	168,865	-	136	169,001
Intangibles and other assets	456,530	88,646	4,565	(477,478)	72,263

	$626,157	$789,148	$222,124	$(479,032)	$1,158,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving notes	$66,400	$-	$47,018	$-	$113,418
Accounts payable and accrued liabilities	(31,710)	178,740	106,233	-	253,263
Participation	-	738	-	-	738
Deferred income taxes	6,473	62,392	(3,385)	(74)	65,406
Deferred revenue	1,009	6,427	8,716	-	16,152
Notes payable	340,027	103,566	13,754	-	457,347

Minority interest	-	-	(13)	8,128	8,115

STOCKHOLDERS’ EQUITY	243,958	437,285	49,801	(487,086)	243,958

	$626,157	$789,148	$222,124	$(479,032)	$1,158,397

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Operations
     For the three months ended February 29, 2008
     (In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$-	$78,046	$125,065	$(79,717)	$123,394
Refurbishment & parts	-	112,562	14	-	112,576
Leasing & services	203	23,515	-	(115)	23,603

	203	214,123	125,079	(79,832)	259,573

Cost of revenue
Manufacturing	-	75,526	123,035	(80,336)	118,225
Refurbishment & parts	-	94,384	12	-	94,396
Leasing & services	-	12,294	-	(15)	12,279

	-	182,204	123,047	(80,351)	224,900

Margin	203	31,919	2,032	519	34,673

Other costs
Selling and administrative	7,863	8,681	4,457	(1)	21,000
Interest and foreign exchange	6,854	1,586	1,529	(115)	9,854
Special charges	-	-	2,112	-	2,112

	14,717	10,267	8,098	(116)	32,966
Earnings (loss) before income taxes, minority interest and equity in earnings (loss) of unconsolidated subsidiaries	(14,514)	21,652	(6,066)	635	1,707

Income tax (expense) benefit	7,033	(8,776)	(105)	(56)	(1,904)

	(7,481)	12,876	(6,171)	579	(197)
Minority interest	-	-	6	1,361	1,367
Equity in earnings (loss) of unconsolidated subsidiaries	8,904	1,011	-	(9,662)	253

Net earnings (loss)	$1,423	$13,887	$(6,165)	$(7,722)	$1,423

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Operations
     For the six months ended February 29, 2008
     (In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$-	$180,475	$252,547	$(150,434)	$282,588
Refurbishment & parts		216,443	23	-	216,466
Leasing & services	661	46,464	-	(227)	46,898

	661	443,382	252,570	(150,661)	545,952

Cost of revenue
Manufacturing	-	174,098	245,167	(150,475)	268,790
Refurbishment & parts	-	182,328	19	-	182,347
Leasing & services	-	24,235	-	(31)	24,204

	-	380,661	245,186	(150,506)	475,341

Margin	661	62,721	7,384	(155)	70,611

Other costs
Selling and administrative	14,636	17,083	9,466	(1)	41,184
Interest and foreign exchange	13,442	3,279	3,781	(229)	20,273
Special charges	-	-	2,302	-	2,302

	28,078	20,362	15,549	(230)	63,759
Earnings (loss) before income taxes, minority interest and equity in earnings (loss) of unconsolidated subsidiaries	(27,417)	42,359	(8,165)	75	6,852

Income tax (expense) benefit	14,454	(16,972)	(2,315)	(26)	(4,859)

	(12,963)	25,387	(10,480)	49	1,993

Minority interest	-	-	6	1,735	1,741
Equity in earnings (loss) of unconsolidated subsidiaries	17,028	1,747	-	(18,444)	331

Net earnings (loss)	$4,065	$27,134	$(10,474)	$(16,660)	$4,065

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Cash Flows
     For the six months ended February 29, 2008
     (In thousands, unaudited)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$4,065	$27,134	$(10,474)	$(16,660)	$4,065
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	1,516	2,842	(428)	66	3,996
Depreciation and amortization	258	13,021	3,271	(31)	16,519
Gain on sales of equipment	-	(2,004)	-	(2)	(2,006)
Special charges	-	-	2,302	-	2,302
Minority interest	-	-	(6)	(1,675)	(1,681)
Other	(136)	15	2	(1)	(120)
Decrease (increase) in assets
Accounts receivable	1	(13,356)	1,086	-	(12,269)
Inventories	-	(1,317)	(1,322)	-	(2,639)
Assets held for sale	-	(60,748)	(6,072)	(140)	(66,960)
Other	411	(2,693)	3,753	(4,639)	(3,168)
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	(19,322)	3,916	14,135	-	(1,271)
Participation	-	(3,617)	-	-	(3,617)
Deferred revenue	(77)	(624)	(3,381)	-	(4,082)
Reclassifications (1)	(107)	-	107	-	-

Net cash provided by (used in) operating activities	(13,391)	(37,431)	2,973	(23,082)	(70,931)

Cash flows from investing activities:
Principal payments received under direct finance leases	-	179	-	-	179
Proceeds from sales of equipment	-	6,414	-	-	6,414
Investment in and net advances to unconsolidated subsidiaries	(21,678)	(1,069)	-	23,094	347
Intercompany advances	(46,659)	-	-	46,659	-
Decrease in restricted cash	-	-	547	-	547
Capital expenditures	(1,155)	(6,577)	(8,266)	-	(15,998)

Net cash provided by (used in) investing activities	(69,492)	(1,053)	(7,719)	69,753	(8,511)

Cash flows from financing activities
Changes in revolving notes	66,400	-	(2,141)	-	64,259
Intercompany advances	-	41,325	5,334	(46,659)	-
Proceeds from issuance of notes payable	-	12	-	-	12
Repayments of notes payable	(660)	(2,868)	(655)	-	(4,183)
Dividends	(2,605)	-	-	-	(2,605)
Stock options exercised	1,743	-	-	-	1,743
Tax expense of options exercised and restricted stock awards dividends	(3)	-	-	-	(3)
Investment by joint venture partner	-		4,650	-	4,650

Net cash provided by (used in) financing activities	64,875	38,469	7,188	(46,659)	63,873

Effect of exchange rate changes	(21)	15	1,213	(12)	1,195
Increase (decrease) in cash and cash equivalents	(18,029)	-	3,655	-	(14,374)
Cash and cash equivalents
Beginning of period	15,422	-	5,386	-	20,808

End of period	$(2,607)	$-	$9,041	$-	$6,434

(1) Our Mexican joint venture is shown as a non-guarantor subsidiary in the current year’s presentation. In the prior year’s presentation financial information for the joint venture, while immaterial, was allocated among the guarantor, non-guarantor and eliminations categories.

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Balance Sheet
     For the year ended August 31, 2007
     (In thousands)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$15,422	$-	$5,386	$-	$20,808
Restricted cash	-	-	2,693	-	2,693
Accounts receivable	122,388	8,893	27,825	(2,068)	157,038
Inventories	-	102,529	92,354	-	194,883
Assets held for sale	-	28,841	14,062	-	42,903
Investment in direct finance leases	-	9,040	-	-	9,040
Equipment on operating leases	-	296,189	-	(1,863)	294,326
Property, plant and equipment	2,191	78,894	31,728	-	112,813
Goodwill	-	168,851	-	136	168,987
Intangibles and other	436,709	89,685	2,406	(459,542)	69,258

	$576,710	$782,922	$176,454	$(463,337)	$1,072,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving notes	$-	$-	$39,568	$-	$39,568
Accounts payable and accrued liabilities	(12,280)	177,251	76,810	(2,068)	239,713
Participation	-	4,355	-	-	4,355
Deferred income taxes	4,957	59,551	(2,959)	(139)	61,410
Deferred revenue	1,086	7,310	9,656	-	18,052
Notes payable	340,688	106,926	13,301	-	460,915

Subordinated debt	-	-	-	-	-

Minority interest	-	6,750	-	(1,604)	5,146

STOCKHOLDERS’ EQUITY	242,259	420,779	40,078	(459,526)	243,590

	$576,710	$782,922	$176,454	$(463,337)	$1,072,749

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Operations
     For the three months ended February 28, 2007
     (In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$(1,338)	$88,112	$90,066	$(57,639)	$119,201
Refurbishment & parts	-	90,402	4,909	-	95,311
Leasing & services	(46)	25,507	-	5	25,466

	(1,384)	204,021	94,975	(57,634)	239,978

Cost of revenue
Manufacturing	-	84,926	88,535	(57,639)	115,822
Refurbishment & parts	-	76,101	4,013	-	80,114
Leasing & services	-	12,236	-	(16)	12,220

	-	173,263	92,548	(57,655)	208,156

Margin	(1,384)	30,758	2,427	21	31,822

Other costs
Selling and administrative	7,225	8,297	3,278	-	18,800
Interest and foreign exchange	9,583	60	773	-	10,416
Special charges	35	-	-	16,450	16,485

	16,843	8,357	4,051	16,450	45,701
Earnings (loss) before income taxes, minority interest and equity in earnings (loss) of unconsolidated subsidiaries	(18,227)	22,401	(1,624)	(16,429)	(13,879)

Income tax (expense) benefit	15,898	(9,184)	991	524	8,229

	(2,329)	13,217	(633)	(15,905)	(5,650)

Minority interest	-	-	-	42	42
Equity in earnings (loss) of unconsolidated subsidiaries	(3,742)	(111)	(953)	4,343	(463)

Net earnings (loss)	$(6,071)	$13,106	$(1,586)	$(11,520)	$(6,071)

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Operations
     For the six months ended February 28, 2007

(In thousands, unaudited)			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$(2,536)	$208,191	$202,294	$(120,056)	$287,893
Refurbishment & parts		139,789	6,757	-	146,546
Leasing & services	1,175	50,198	-	788	52,161

	(1,361)	398,178	209,051	(119,268)	486,600

Cost of revenue
Manufacturing	-	199,179	198,322	(119,992)	277,509
Refurbishment & parts	-	119,501	5,620	-	125,121
Leasing & services	-	23,064	-	(33)	23,031

	-	341,744	203,942	(120,025)	425,661

Margin	(1,361)	56,434	5,109	757	60,939

Other costs
Selling and administrative	13,643	15,984	6,298	-	35,925
Interest and foreign exchange	17,746	178	2,132		20,056
Special charges	35	-	-	16,450	16,485

	31,424	16,162	8,430	16,450	72,466
Earnings (loss) before income taxes, minority interest and equity in earnings (loss) of unconsolidated subsidiaries	(32,785)	40,272	(3,321)	(15,693)	(11,527)

Income tax (expense) benefit	21,717	(16,548)	2,249	231	7,649

	(11,068)	23,724	(1,072)	(15,462)	(3,878)

Minority interest	-	-		40	40
Equity in earnings (loss) of unconsolidated subsidiaries	6,867	899	(953)	(7,176)	(363)

Net earnings (loss)	$(4,201)	$24,623	$(2,025)	$(22,598)	$(4,201)

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Cash Flows
     For the six months ended February 28, 2007 (As Restated)

(In thousands, unaudited)		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(4,201)	$24,623	$(2,025)	$(22,598)	$(4,201)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	1,101	(3,347)	(529)	188	(2,587)
Depreciation and amortization	73	12,695	3,443	(33)	16,178
Gain on sales of equipment	-	(4,987)	-	(788)	(5,775)
Special charges	35	-	-	16,450	16,485
Minority interest				(40)	(40)
Other	-	1,683	112	(1,649)	146
Decrease (increase) in assets
Accounts receivable	8,218	(47,252)	10,461	(415)	(28,988)
Inventories	-	(3,810)	(19,723)	-	(23,533)
Assets held for sale	-	(30,886)	(1,338)	-	(32,224)
Other	(2,309)	602	604	(954)	(2,057)
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	873	4,538	(1,523)	(4)	3,884
Participation	-	(8,717)	-	-	(8,717)
Deferred revenue	(77)	(7,682)	2,483	-	(5,276)

Net cash provided by (used in) operating activities	3,713	(62,540)	(8,035)	(9,843)	(76,705)

Cash flows from investing activities:
Principal payments received under direct finance leases	-	340	-	-	340
Proceeds from sales of equipment	-	64,662	-	-	64,662
Investment in and net advances to unconsolidated subsidiaries	(8,517)	(1,148)	-	9,780	115
Intercompany advances	(330,736)	-	-	330,736	-
Acquisitions, net of cash	-	(258,673)	(5,797)	-	(264,470)
Increase in restricted cash	-	-	(481)	-	(481)
Capital expenditures	(668)	(73,090)	(4,657)	63	(78,352)

Net cash provided by (used in) investing activities	(339,921)	(267,909)	(10,935)	340,579	(278,186)

Cash flows from financing activities:
Changes in revolving notes	203,500	-	16,277	-	219,777
Intercompany advances	-	333,231	(2,495)	(330,736)	-
Proceeds from issuance of notes payable	(71)	-	-	-	(71)
Repayments of notes payable	(608)	(2,102)	(536)	-	(3,246)
Repayments of subordinated debt	-	(1,267)	-	-	(1,267)
Dividends	(2,557)	-	-	-	(2,557)
Stock options exercised	1,648	-	-	-	1,648
Tax benefit of options exercised and restricted stock awards dividends	1,772	-	-	-	1,772
Investment by joint venture partner	-	1,650	-	-	1,650

Net cash provided by (used in ) financing activities	203,684	331,512	13,246	(330,736)	217,706

Effect of exchange rate changes	593	(3)	(130)	-	460
Decrease in cash and cash equivalents	(131,931)	1,060	(5,854)	-	(136,725)
Cash and cash equivalents
Beginning of period	133,695	35	9,164	-	142,894

End of period	$1,764	$1,095	$3,310	$-	$6,169

THE GREENBRIER COMPANIES, INC.
Note 15 – Subsequent Events
TrentonWorks Limited
On March 13, 2008 the Company’s wholly owned Canadian railcar manufacturing subsidiary, TrentonWorks Ltd. filed for bankruptcy with The Office of the Superintendent of Bankruptcy Canada whereby the assets of TrentonWorks Ltd. will be liquidated and administered by an appointed trustee. Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% ownership, except when control is not held by the majority owner. Under these principles, bankruptcy represents conditions which can preclude consolidation in instances where control rests with the bankruptcy court and trustee, rather than the majority owner. As a result, the Company will discontinue consolidating TrentonWorks Ltd. financial statements beginning on March 13, 2008 and begin reporting its investment in TrentonWorks using the cost method. Under the cost method, the investment will be reflected as a single amount on the Company’s Consolidated Balance Sheet. De-consolidation will result in a negative investment of $15.4 million which is included in accounts payable and accrued liabilities. In addition, a $3.5 million loss is included in other comprehensive loss.
The following is TrentonWorks Ltd. condensed balance sheet as of February 29, 2008.
(In thousands, unaudited)

February 29,
2008
Assets
Cash and cash equivalents	$1,224
Accounts receivable	697
Property, plant and equipment	3,275
Intangibles and other assets	163

$5,359

Liabilities and Stockholders’ Deficit
Accounts payable and accrued liabilities	11,823
Notes payable	8,939

Stockholders’ deficit	(15,403)

$5,359

American Allied Railway Equipment Company
On March 28, 2008 the Company purchased substantially all of the operating assets of American Allied Equipment Company and its subsidiaries for $83.0 million in cash, plus or minus working capital adjustments. The purchase price was paid from our existing cash balances and credit facilities. American Allied Railway Equipment Co., Inc. and its subsidiaries American Allied Freight Car Co., Inc. and American Allied Railway Equipment Co., South L.L.C. have been a supplier to the rail industry for over 40 years. The assets of American Allied’s three operating plants located in the midwestern and southeastern U.S. are included in the acquisition. Operating from two strategically located wheel facilities in Washington, Illinois and Macon, Georgia, American Allied supplies new and reconditioned wheelsets to freight car maintenance locations as well as new railcar manufacturing facilities. American Allied also operates a parts reconditioning business in Peoria, Illinois, where it reconditions railcar yokes, couplers, side frames and bolsters.
Roller Bearing Industries
On April 7, 2008 the Company purchased substantially all of the operating assets of Roller Bearing Industries, Inc. from SKF USA, Inc. The purchase price was paid from our existing cash balances and credit facilities. Roller Bearing Industries, Inc. operates a railcar bearings reconditioning business from it’s facility in Elizabethtown, Kentucky with a workforce of approximately 50 employees. Reconditioned bearings are used in the refurbishment of railcar wheelsets.
Other Events
In April 2008 the Company exercised a thirty day notification provision to cancel its railcar repair and services agreement with Burlington Northern and Santa Fe Railway Company, one of the Company’s largest customers, due to certain unsatisfactory provisions in the agreement. This agreement provides an estimated $50 million of annual revenue for the Company, a portion of overall revenues generated from BNSF. The Company is continuing discussions with BNSF to provide railcar repair services under different terms.

THE GREENBRIER COMPANIES, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We currently operate in three primary business segments: manufacturing, refurbishment & parts and leasing & services. These three business segments are operationally integrated. The manufacturing segment, operating from four facilities in the United States, Mexico and Europe, produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. We may also manufacture new freight cars through the use of unaffiliated subcontractors. The refurbishment & parts segment performs railcar repair, refurbishment and maintenance activities, wheel and axle servicing, and limited parts production for the railroad industry in the United States and Mexico. The leasing & services segment owns approximately 9,000 railcars and provides management services for approximately 138,000 railcars for railroads, shippers, carriers, and other leasing and transportation companies in North America. Segment performance is evaluated based on margins. We also produce rail castings through an unconsolidated joint venture.
The North American freight car market is currently experiencing a softening of demand due to market saturation of certain freight car types, a weaker economy and tight capital markets, all contributing to caution on the part of our customers and increased competition for new car orders and lease commitments. These market factors are expected to lower revenues and reduce margins for some of our operations in the current year compared to the prior year.
Our manufacturing backlog of railcars for sale and lease as of February 29, 2008 was approximately 18,800 railcars with an estimated value of $1.64 billion compared to 14,300 railcars valued at $990 million as of February 28, 2007. During the quarter we renegotiated a multiple year contract resulting in approximately 2,000 units less in backlog due to a change in product mix to a product type with a higher per unit value. Based on current production plans, approximately 3,600 units in backlog are scheduled for delivery in 2008. Our February 29, 2008 backlog includes up to 500 units, for delivery in 2009, that are subject to conditions that may impact the timing of revenue recognition. The current backlog also includes approximately 8,500 units that are subject to our fulfillment of certain competitive conditions. A portion of the orders included in backlog include an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog. In addition, approximately one-third of our backlog consists of orders for tank cars which are a new product type for us.
Price for steel, a primary component of railcars and barges, has risen significantly and remains volatile. In addition the price of certain railcar components, which are a product of steel, are adversely affected by steel price increases. Both steel and railcar component suppliers are charging surcharges. Marine and new railcar backlog generally either includes: 1) fixed price contracts which anticipate material price increases and surcharges, or 2) contracts that contain actual pass through of material price increases and surcharges. On certain fixed priced contracts actual price increases and surcharges have exceeded amount originally anticipated. In addition, due to the current soft railcar market, customers are currently seeking fixed price contracts. A portion of our other business segments benefit from the rising steel scrap prices through enhanced margins.
On March 13, 2008 the Company’s wholly owned Canadian railcar manufacturing subsidiary, TrentonWorks Ltd. filed for bankruptcy with The Office of the Superintendent of Bankruptcy Canada whereby the assets of TrentonWorks Ltd. will be administered and liquidated by an appointed trustee. The Company has not guaranteed any obligations of TrentonWorks and does not believe it will be liable for any of TrentonWorks’ liabilities. Beginning on March 13, 2008 the results of TrentonWorks will be de-consolidated and management does not believe there will be any further negative impact to the Company’s Consolidated Statement of Operations.
On March 28, 2008 the Company acquired substantially all of the operating assets of American Allied Equipment Company and its subsidiaries for $83.0 million in cash, plus or minus working capital adjustments. The purchase price was paid from our existing cash balances and credit facilities. The acquisition is expected to be immediately accretive to our annual earnings. American Allied Railway Equipment Co., Inc. and its subsidiaries American Allied Freight Car Co., Inc. and American Allied Railway Equipment Co., South L.L.C. have been a supplier to the rail industry for over 40 years. The assets of American Allied’s three operating plants located in the midwestern and southeastern U.S. are included in the acquisition. Operating from two strategically located wheel facilities in

THE GREENBRIER COMPANIES, INC.
Washington, Illinois and Macon, Georgia, American Allied supplies new and reconditioned wheelsets to freight car maintenance locations as well as new railcar manufacturing facilities. American Allied also operates a parts reconditioning business in Peoria, Illinois, where it reconditions railcar yokes, couplers, side frames and bolsters.
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
Results of Operations
Three Months Ended February 29, 2008 Compared to Three Months Ended February 28, 2007
Overview
Total revenues for the three months ended February 29, 2008 were $259.6 million, an increase of $19.6 million from revenues of $240.0 million in the prior comparable period. Net earnings were $1.4 million for the three months ended February 29, 2008 compared to a net loss of $6.1 million for the three months ended February 28, 2007.
Manufacturing Segment
Manufacturing revenue includes results from new railcar and marine production. New railcar delivery information includes all facilities.
Manufacturing revenue for the three months ended February 29, 2008 was $123.4 million compared to $119.2 million in the corresponding prior period, an increase of $4.2 million. The increase was primarily the result of higher deliveries. New railcar deliveries were approximately 1,300 units in the current period compared to 1,200 units in the prior comparable period.
Manufacturing margin as a percentage of revenue for the three months ended February 29, 2008 was 4.2% compared to a margin of 2.8% for the three months ended February 28, 2007. The increase was primarily the result of negative margins and low production rates in the prior period at our Canadian manufacturing facility that was permanently closed during the third quarter of 2007 and higher margins at our marine facility in the current quarter. This was partially offset by start up costs and production inefficiencies at our Mexican joint venture facility.

THE GREENBRIER COMPANIES, INC.
Refurbishment & Parts Segment
Refurbishment & parts revenue of $112.6 million for the three months ended February 29, 2008 increased by $17.3 million from revenue of $95.3 million in the prior comparable period. The increase was primarily due to increased scrap prices and increases in both wheelset sales and refurbishment work.
Refurbishment & parts margin as a percentage of revenue was 16.2% for the three months ended February 29, 2008 compared to 15.9% for the three months ended February 28, 2007. Margins were positively impacted by increases in scrap prices.
Leasing & Services Segment
Leasing & services revenue decreased $1.9 million to $23.6 million for the three months ended February 29, 2008 compared to $25.5 million for the three months ended February 28, 2007. The change was primarily a result of a $1.3 million decrease in gains on disposition of assets from the fleet and a $0.7 million reduction in interim rent on railcars held for sale.
Leasing & services margin as a percentage of revenue was 48.0% and 52.0% for the three-month periods ended February 29, 2008 and February 28, 2007. The decrease was primarily a result of a reduction in interim rent on assets held for sale and decreased gains on disposition of assets from the lease fleet, both of which have no associated cost of revenue.
Other Costs
Selling and administrative expense was $21.0 million for the three months ended February 29, 2008 compared to $18.8 million for the comparable prior period, an increase of $2.2 million. The increase was primarily due to strategic initiatives, plant overhead from our shutdown Canadian facility and our Mexican joint venture facility which commenced production in May 2007.
Interest and foreign exchange decreased $0.5 million to $9.9 million for the three months ended February 29, 2008, compared to $10.4 million in the prior comparable period. The decrease was principally due to lower debt levels and interest rates, partially offset by a $0.4 million increase in foreign exchange losses.
Special Charges
In April 2007, The Board of Directors approved the permanent closure of our Canadian railcar manufacturing facility. As a result of the facility closure decision, special charges of $2.1 million were recorded during the three months ended February 29, 2008 consisting of severance costs and professional and other fees associated with the closure.
Special charges of $16.5 million were recorded during the quarter ended February 28, 2007 for impairment of long lived assets at our Canadian railcar manufacturing facility. These charges consisted of $14.1 million associated with property, plant and equipment, $1.3 million related to inventory and $1.1 million write-off of goodwill and other.
Income Taxes
The provision for income taxes was $1.9 million expense and $8.2 million benefit for the three months ended February 29, 2008 and February 28, 2007. The provision for income taxes is based on projected geographical mix of consolidated results from operations for the entire year which results in an estimated 63.2% annual effect tax rate on pre-tax income. The effective tax rate fluctuates from year to year due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating losses for certain operations with no related tax benefit. The actual tax rate for the second quarter of the fiscal year 2008 was 111.6% as compared to 59.3% in the prior comparable period. The actual rate of 111.6% differs from the estimated effective rate of 63.2% due to revisions to our projected geographical mix of consolidated results from operations.

THE GREENBRIER COMPANIES, INC.
Minority Interest
Minority interest for the three months ended February 29, 2008 consists of the sharing of losses from our Mexican railcar manufacturing joint venture that began production in May of 2007
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings of the castings joint venture was $0.3 million for the three months ended February 29, 2008 compared to a loss of $0.5 million for the three months ended February 28, 2007. The increase in earnings was associated with reduced warranty costs and higher production levels.
Six Months Ended February 29, 2008 Compared to Six Months Ended February 28, 2007
Overview
Total revenues for the six months ended February 29, 2008 were $546.0 million, an increase of $59.4 million from revenues of $486.6 million in the prior comparable period. Net earnings were $4.1 million for the six months ended February 29, 2008 compared to net loss of $4.2 million for the six months ended February 28, 2007.
Manufacturing Segment
Manufacturing revenue for the six months ended February 29, 2008 was $282.6 million compared to $287.9 million in the corresponding prior period, a decrease of $5.3 million. The decrease was primarily due to a product mix that included lower price per unit railcars. New railcar deliveries were approximately 3,200 units in the current and prior comparable periods. The current period deliveries consist of more intermodal deliveries and fewer conventional railcar deliveries as compared to the prior comparable period. Multi-unit intermodal railcars generally have per unit selling prices that are less than conventional railcars.
Manufacturing margin as a percentage of revenue for the six months ended February 29, 2008 was 4.9% compared to 3.6% for the six months ended February 28, 2007. The increase was primarily due to a more favorable new railcar product mix and higher margins at our marine facility. This was partially offset by start up costs and production inefficiencies at our Mexican joint venture facility. In addition, the prior period was impacted by $5.3 million in negative margin and lower production rates at our Canadian facility that closed permanently during third quarter of 2007.
Refurbishment & Parts Segment
Refurbishment & parts revenue of $216.5 million for the six months ended February 29, 2008 increased by $70.0 million from revenue of $146.5 million in the prior comparable period. The increase was primarily due to acquisition related growth of $49.9 million and increases in both wheelset sales and refurbishment work.
Refurbishment & parts margin as a percentage of revenue was 15.8% for the six months ended February 29, 2008 compared to 14.6% for the six months ended February 28, 2007. Higher margins were a result of the growth of our wheel business and the positive impact of high steel scrap prices.
Leasing & Services Segment
Leasing & services revenue decreased $5.3 million to $46.9 million for the six months ended February 29, 2008 compared to $52.2 million for the six months ended February 28, 2007. The change was primarily a result of a $3.8 million decrease in gains on disposition of assets from the lease fleet, lower interim rent on railcars held for sale and lower interest income.

THE GREENBRIER COMPANIES, INC.
Pre-tax earnings of $2.0 million were realized on the disposition of leased equipment, compared to $5.8 million in the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.
Leasing & services margin as a percentage of revenue decreased to 48.4% for the six months ended February 29, 2008 compared to 55.8% for the six months ended February 28, 2007. The change was primarily a result of decreases in gains on disposition of assets from the lease fleet, interest income, and interim rent on assets held for sale, all of which have no associated cost of revenue.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings of the of the castings joint venture was $0.3 million for the six months ended February 29, 2008 compared to a loss of $0.4 million for the six months ended February 28, 2007. The increase in earnings was associated with higher production levels and lower warranty costs in the current year.
Other Costs
Selling and administrative costs were $41.2 million for the six months ended February 29, 2008 compared to $35.9 million for the comparable prior period, an increase of $5.3 million. The increase was primarily due to acquisition related growth, increases in professional services and consulting fees for integration of acquired companies, costs associated with our Mexican joint venture facility that commenced production in May 2007 and plant overhead from our shutdown Canadian facility.
Interest and foreign exchange increased $0.2 million to $20.3 million for the six months ended February 29, 2008, compared to $20.1 million in the prior comparable period. Foreign exchange losses were $1.4 million compared to $0.2 million in the prior year. This was partially offset by lower debt levels and interest rates in the current period.
Special Charges
In April 2007, The Board of Directors approved the permanent closure of our Canadian railcar manufacturing facility. As a result of the facility closure decision, special charges of $2.3 million were recorded during six months ended February 29, 2008 consisting of severance costs and professional and other fees associated with the closure.
Special charges of $16.5 million were recorded during the six months ended February 28, 2007 for impairment of long lived assets at our Canadian railcar manufacturing facility. These charges consisted of $14.1 million associated with property, plant and equipment, $1.3 million related to inventory and $1.1 million write-off of goodwill and other.
Income Tax
The provision for income taxes was a $4.9 million expense and a $7.6 million benefit for the six months ended February 29, 2008 and February 28, 2007. The provision for income taxes is based on projected consolidated results of operations for the entire year which results in an estimated 63.2% annual effect tax rate on pre-tax income. The effective tax rate fluctuates from year to year due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating losses for certain operations with no related tax benefit. The actual tax rate for the first half of the fiscal year 2008 was 70.9% as compared to 66.4% in the prior comparable period. The actual rate of 70.9% differs from the estimated effective rate of 63.2% due to revisions to our projected geographical mix of consolidated results from operations.
Liquidity and Capital Resources
During the six months ended February 29, 2008, cash decreased $14.4 million to $6.4 million from $20.8 million at August 31, 2007.

THE GREENBRIER COMPANIES, INC.
Cash used in operations for the six months ended February 29, 2008 was $70.9 million compared to $76.7 million for the six months ended February 28, 2007. The change is due primarily to changes in working capital including purchases of railcars held for sale.
Cash used in investing activities was $8.5 million for the six months ended February 29, 2008 compared to $278.2 million in the prior comparable period. Cash usage during the current year is primarily due to capital expenditures. The prior comparable period cash utilization was primarily due to the acquisitions of Meridian Rail Holdings Corp. (Meridian) and Rail Car America (RCA).
Capital expenditures totaled $16.0 million and $78.4 million for the six months ended February 29, 2008 and February 28, 2007. Of these capital expenditures, approximately $3.5 million and $70.1 million were attributable to leasing & services operations for the six months ended February 29, 2008 and February 28, 2007. Leasing & services capital expenditures for 2008 are expected to be approximately $60.0 million depending on market conditions and fleet management objectives. We regularly sell assets from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures. Proceeds from the sale of equipment were $6.4 million and $64.7 million for the six months ended February 29, 2008 and February 28, 2007.
Approximately $9.8 million and $6.1 million of capital expenditures for the six months ended February 29, 2008 and February 28, 2007 were attributable to manufacturing operations. Capital expenditures for manufacturing operations are expected to be approximately $30.0 million in 2008 and primarily relate to expansion of manufacturing capacity at our joint venture in Mexico.
Refurbishment & parts capital expenditures for the six months ended February 29, 2008 and February 28, 2007 were $2.7 million and $2.2 million and are expected to be approximately $10.0 million in 2008.
Cash provided by financing activities was $63.9 million for the six months ended February 29, 2008 compared to $217.7 million in the six months ended February 28, 2007. During the six months ended February 29, 2008 we received $64.3 million in net proceeds from borrowings under revolving credit lines. In the prior period, we received $219.8 million in net proceeds from borrowings under revolving credit lines.
All amounts originating in foreign currency have been translated at the February 29, 2008 exchange rate for the following discussion. Senior secured revolving credit facilities aggregated $339.8 million as of February 29, 2008, of which $113.4 million in revolving notes and $3.2 million in letters of credit are outstanding. Available borrowings are generally based on defined levels of inventory, receivables, and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which at February 29, 2008 levels would provide for maximum additional borrowing of $160.5 million. A $290.0 million revolving line of credit is available through November 2011 to provide working capital and interim financing of equipment for the United States and Mexican operations. Advances under the U.S. facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. At February 29, 2008, there was $66.4 million in revolving notes and $3.2 million in letters of credit outstanding under the United States credit facility. Lines of credit totaling $49.8 million are available for working capital needs of the European manufacturing operation. These European credit facilities have maturities that range from April 30, 2008 through August 28, 2008. As of February 29, 2008, there was $47.0 million outstanding on the European credit facilities.
In accordance with customary business practices in Europe, we have $16.5 million in third party performance, advance payment and warranty guarantee facilities all of which have been utilized as of February 29, 2008. To date, no amounts have been drawn under these performance, advance payment and warranty guarantees.
We have advanced $1.2 million in long term advances to an unconsolidated subsidiary which are secured by accounts receivable and inventory. As of February 29, 2008, this same unconsolidated subsidiary had $5.6 million in third party debt for which we have guaranteed 33% or approximately $1.9 million.
We have outstanding letters of credit aggregating $3.2 million associated with facility leases and payroll.

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
Forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier’s control. The following are among the factors that could cause actual results or outcomes to differ materially from the forward-looking statements:
•	a delay or failure of acquired businesses, start-up operations, products or services to compete successfully;
•	decreases in carrying value of assets due to impairment;
•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;
•	changes in future maintenance or warranty requirements;
•	fluctuations in demand for newly manufactured railcars or failure to obtain orders as anticipated in developing forecasts;
•	effects of local statutory accounting;
•	domestic and global business conditions and growth or reduction in the surface transportation industry;
•	ability to maintain good relationships with third party labor providers or collective bargaining units;
•	steel price increases, scrap surcharges, steel scrap prices and other commodity price fluctuations and their impact on railcar and wheel demand and margin;
•	ability to deliver railcars in accordance with customer specifications;
•	changes in product mix and the mix among reporting segments;

THE GREENBRIER COMPANIES, INC.
•	labor disputes, energy shortages or operating difficulties that might disrupt manufacturing operations or the flow of cargo;
•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of alliance partners, subcontractors or suppliers;
•	ability to obtain suitable contracts for railcars held for sale;
•	lower than anticipated residual values for leased equipment;
•	discovery of defects in railcars resulting in increased warranty costs or litigation;
•	resolution or outcome of pending or future litigation and investigations;
•	the ability to consummate expected sales;
•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under the contracts as anticipated;
•	financial condition of principal customers;
•	market acceptance of products;
•	ability to determine and obtain adequate levels of insurance and at acceptable rates;
•	disputes arising from creation, use, licensing or ownership of intellectual property in the conduct of the Company’s business;
•	competitive factors, including introduction of competitive products, price pressures, limited customer base and competitiveness of our manufacturing facilities and products;
•	industry overcapacity and our manufacturing capacity utilization;
•	continued industry demand at current and anticipated levels for railcar products;
•	domestic and global political, regulatory or economic conditions including such matters as terrorism, war, embargoes or quotas;
•	ability to adjust to the cyclical nature of the railcar industry;
•	the effects of car hire deprescription on leasing revenue;
•	changes in interest rates;
•	actions by various regulatory agencies;
•	changes in fuel and/or energy prices;
•	risks associated with intellectual property rights of Greenbrier or third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;
•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;
•	availability of a trained work force and availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;
•	ability to replace maturing lease revenue and earnings with revenue and earnings from additions to the lease fleet and management services; and
•	financial impacts from currency fluctuations in our worldwide operations.
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

THE GREENBRIER COMPANIES, INC.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We have operations in Canada, Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At February 29, 2008, $26.6 million of forecast sales were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results. We believe the exposure to foreign exchange risk is not material.
In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At February 29, 2008, net assets of foreign subsidiaries aggregated $2.4 million and a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of $0.2 million, 0.1% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.
Interest Rate Risk
We have managed our floating rate debt with interest rate swap agreements, effectively converting $9.8 million of variable rate debt to fixed rate debt. At February 29, 2008, the exposure to interest rate risk is reduced since 61% of our debt has fixed rates and 39% has floating rates. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt. At February 29, 2008, a uniform 10% increase in interest rates would result in approximately $1.4 million of additional annual interest expense.

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
Changes in Internal Controls over Financial Reporting
There have been no material changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

THE GREENBRIER COMPANIES, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There is hereby incorporated by reference the information disclosed in Note 13 to Consolidated Financial Statements, Part I of this quarterly report.
Item 1A. Risk Factors
There have been no material changes in our risk factors described in our Annual Report on Form 10-K for the year ended August 31, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Stockholders of the Company, held on January 8, 2008, two proposals were voted upon by the Company’s stockholders. A brief discussion of each proposal voted upon at the Annual Meeting and the number of votes cast for, against, withheld, abstentions and broker non-votes to each proposal are set forth below.
A vote was taken at the Annual Meeting for the election of two Directors of the Company to hold office until the Annual Meeting of Stockholders to be held in 2011 or until their successors are elected and qualified. The aggregate numbers of shares of Common Stock voted in person or by proxy for each nominee were as follows:

Nominee	Votes for Election	Votes Withheld	Votes Abstained	Broker Non- Votes

Graeme A. Jack	14,801,819	142,071	-	-
Benjamin R. Whiteley	14,773,380	170,510	-	-
A vote was taken at the Annual Meeting on the proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year ended August 31, 2008. The aggregate number of shares of Common Stock in person or by proxy which voted for, voted against, abstained and broker non-votes from the vote were as follows:

Votes for Ratification	Votes against Ratification	Votes Abstained	Broker Non-Votes

14,860,054	49,917	33,919	-
The foregoing proposals are described more fully in the Company’s definitive proxy statement dated November 27, 2007, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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

THE GREENBRIER COMPANIES, INC.

Date: April 9, 2008	By:	/s/ Mark J. Rittenbaum

Mark J. Rittenbaum Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)