Form 10-Q
period 2008-05-31
GREENBRIER COMPANIES INC
filed 2008-07-10
CIK 923120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended May 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐      No ☑
The number of shares of the registrant’s common stock, without par value, outstanding on June 30, 2008 was 16,606,250 shares.

THE GREENBRIER COMPANIES, INC.
PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
Consolidated Balance Sheets
(In thousands, unaudited)

	May 31,	August 31,
	2008	2007
Assets
Cash and cash equivalents	$—	$20,808
Restricted cash	1,722	2,693
Accounts receivable	182,188	157,038
Inventories	239,760	194,883
Assets held for sale	57,895	42,903
Equipment on operating leases	318,741	294,326
Investment in direct finance leases	8,577	9,040
Property, plant and equipment	132,640	112,813
Goodwill	219,261	168,987
Intangibles and other assets	82,423	69,258

	$1,243,207	$1,072,749

Liabilities and Stockholders’ Equity
Revolving notes	$101,423	$39,568
Accounts payable and accrued liabilities	275,101	244,068
Losses in excess of investment in de-consolidated subsidiary	15,313	—
Deferred income taxes	70,592	61,410
Deferred revenue	20,015	18,052
Notes payable	497,166	460,915

Minority interest	9,189	5,146

Commitments and contingencies (Note 15)	—	—

Stockholders’ equity:
Preferred stock — without par value; 25,000 shares authorized; none outstanding	—	—
Common stock — without par value; 50,000 shares authorized; 16,606 and 16,169 shares outstanding at May 31, 2008 and August 31, 2007	17	16
Additional paid-in capital	81,261	78,332
Retained earnings	173,530	165,408
Accumulated other comprehensive loss	(400)	(166)

	254,408	243,590

	$1,243,207	$1,072,749

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2008	2007	2008	2007
Revenue
Manufacturing	$201,825	$241,399	$484,413	$529,293
Refurbishment & parts	152,367	118,213	368,833	264,760
Leasing & services	27,914	26,994	74,812	79,154

	382,106	386,606	928,058	873,207

Cost of revenue
Manufacturing	200,813	221,203	469,602	498,713
Refurbishment & parts	120,442	96,288	302,790	221,408
Leasing & services	12,218	11,339	36,422	34,370

	333,473	328,830	808,814	754,491

Margin	48,633	57,776	119,244	118,716

Other costs
Selling and administrative	23,407	20,092	64,591	56,017
Interest and foreign exchange	9,990	10,930	30,263	30,986
Special charges	—	3,091	2,302	19,576

	33,397	34,113	97,156	106,579
Earnings before income taxes, minority interest and equity in unconsolidated subsidiaries	15,236	23,663	22,088	12,137
Income tax expense	(7,573)	(11,047)	(12,432)	(3,398)

Earnings before minority interest and equity in unconsolidated subsidiaries	7,663	12,616	9,656	8,739

Minority interest	272	178	2,014	217
Equity in earnings (loss) of unconsolidated subsidiaries	191	223	522	(140)

Net earnings	$8,126	$13,017	$12,192	$8,816

Basic earnings per common share	$0.49	$0.81	$0.75	$0.55

Diluted earnings per common share	$0.49	$0.81	$0.75	$0.55

Weighted average common shares:

Basic	16,507	16,105	16,323	16,017
Diluted	16,529	16,139	16,347	16,058
The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	May 31,
	2008	2007
Cash flows from operating activities
Net earnings	$12,192	$8,816
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income taxes	9,182	2,688
Depreciation and amortization	25,333	24,496
Gain on sales of equipment	(6,998)	(10,781)
Special charges	2,302	19,576
Minority interest	(1,957)	(318)
Other	(103)	170
Decrease (increase) in assets (net of acquisitions):
Accounts receivable	(7,338)	4,553
Inventories	(15,136)	10,916
Assets held for sale	(16,313)	1,556
Other	(1,476)	(1,667)
Increase (decrease) in liabilities (net of acquisitions):
Accounts payable and accrued liabilities	21,211	(36,309)
Deferred revenue	(939)	6,114

Net cash provided by operating activities	19,960	29,810

Cash flows from investing activities
Principal payments received under direct finance leases	274	426
Proceeds from sales of equipment	13,375	114,719
Investment in and net advances to unconsolidated subsidiary	519	(869)
Acquisitions, net of cash acquired	(91,285)	(267,903)
De-consolidation of subsidiary	(1,217)	—
Decrease (increase) in restricted cash	1,690	(445)
Capital expenditures	(64,477)	(126,442)

Net cash used in investing activities	(141,121)	(280,514)

Cash flows from financing activities
Changes in revolving notes	48,878	34,106
Proceeds from issuance of notes payable	49,613	99,441
Repayments of notes payable	(5,569)	(4,082)
Repayment of subordinated debt	—	(2,091)
Dividends	(3,933)	(3,851)
Stock options exercised and restricted stock awards	2,921	2,616
Excess tax benefit of stock options exercised	9	2,774
Investment by joint venture partner	6,000	5,400

Net cash provided by financing activities	97,919	134,313

Effect of exchange rate changes	2,434	1,816
Decrease in cash and cash equivalents	(20,808)	(114,575)
Cash and cash equivalents
Beginning of period	20,808	142,894

End of period	$—	$28,319

Cash paid during the period for
Interest	$30,593	$30,876
Income taxes	$3,909	$3,487
Supplemental disclosure of non-cash activity:
Assumption of Rail Car America capital lease obligation	$—	$119
Seller receivable netted against acquisition note	$503	$—
De-consolidation of subsidiary (see note 4)	$15,313	$—
Supplemental disclosure of acquisitions (see note 2)
Assets acquired, net of cash	$(96,480)	$(327,802)
Liabilities assumed	5,195	53,768
Acquisition note payable	—	3,000
Cash acquired	—	3,131

Acquisitions, net of cash acquired	$(91,285)	$(267,903)

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Interim Financial Statements
The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of May 31, 2008 and for the three and nine months ended May 31, 2008 and 2007 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals except for special charges) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three and nine months ended May 31, 2008 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2008. Certain reclassifications have been made to the Consolidated Financial Statements for prior periods to conform to the current year presentation.
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
On March 13, 2008, a subsidiary of the Company, TrentonWorks Ltd. (TrentonWorks) filed for bankruptcy with The Office of the Superintendent of Bankruptcy Canada whereby the assets of TrentonWorks are being administered and liquidated by an appointed trustee. The Company has not guaranteed any obligations of TrentonWorks and does not believe it will be liable for any of TrentonWorks’ liabilities. Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% ownership, except when control is not held by the majority owner. Under these principles, bankruptcy represents conditions which can preclude consolidation in instances where control rests with the bankruptcy court and trustee, rather than the majority owner. As a result, the Company discontinued consolidation of TrentonWorks financial statements beginning on March 13, 2008 and began reporting its investment in TrentonWorks using the cost method. Under the cost method, the investment is reflected as a single amount on the Company’s Consolidated Balance Sheet. See Note 4 for further information.
Initial Adoption of Accounting Policies - In July 2006, the Financial Accounting Standards Board (FASB) issued interpretation (FIN) No. 48, Accounting for Uncertainties in Income Tax — an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainties in income tax provisions. The Company adopted the provisions of FIN 48 on September 1, 2007. At the adoption date, the Company identified certain tax benefits taken for which a reserve for uncertain tax positions was required under FIN 48. The total amount of this reserve, including interest and penalties, is $11.8 million, of which $8.9 million is associated with purchase accounting adjustments on the acquisition of Meridian Rail Holdings Corp. These amounts had previously been reserved under Statement of Financial Accounting Standard (SFAS) No. 5 with the exception of $0.1 million which was recorded as an adjustment to retained earnings in the three months ended November 30, 2007. The Company recorded additional interest expense of $0.7 million relating to reserves for uncertain tax provisions in the first three quarters of fiscal year 2008. Interest and penalties related to income taxes are not classified as a component of income tax expense. When unrecognized tax benefits are realized, the benefit related to deductible differences attributable to ordinary operations will be recognized as a reduction of income tax expense. The benefit related to deductible differences attributable to purchase accounting may result in a reduction to goodwill. Within the next 12 months the Company believes it is reasonably possible a decrease of approximately $9.2 million in the current FIN 48 reserve, with a corresponding reduction in goodwill of $8.2 million and selling and administrative expenses of $1.0 million.

THE GREENBRIER COMPANIES, INC.
Prospective Accounting Changes — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company for the fiscal year beginning September 1, 2008. In January 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 to defer SFAS No. 157’s effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. This position is effective for the Company beginning September 1, 2009. Management is evaluating whether there will be any impact on the Consolidated Financial Statements from the adoption of SFAS No. 157.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133. This statement requires enhanced disclosures about an entity’s derivative and hedging. This statement is effective for the Company beginning September 1, 2008. Management is evaluating the impact of this statement on its Consolidated Financial Statements.
Note 2 — Acquisitions
Roller Bearing Industries
On April 4, 2008 the Company purchased substantially all of the operating assets of Roller Bearing Industries, Inc. (RBI) from SKF USA, Inc. for $8.1 million in cash, plus or minus working capital adjustments. RBI operates a railcar bearings reconditioning business in Elizabethtown, Kentucky. Reconditioned bearings are used in the refurbishment of railcar wheelsets. The financial results of these operations since the acquisition are reported in the Company’s Condensed Consolidated Financial Statements as part of the refurbishment & parts segment. The impact of this acquisition was not material to the Company’s consolidated results of operations; therefore, pro forma financial information has not been included. The allocation of the purchase price among certain assets and liabilities is still in process. As a result, the allocation is preliminary and subject to further refinement upon completion of analyses and valuations.
The preliminary fair value of the net assets acquired from RBI was as follows:

(In thousands)

Accounts receivable	$479
Inventories	3,122
Property, plant and equipment	1,526
Intangibles and other	71
Goodwill	3,073

Total assets acquired	8,271

Accounts payable and accrued liabilities	152

Total liabilities assumed	152

Net assets acquired	$8,119

THE GREENBRIER COMPANIES, INC.
American Allied Railway Equipment Company
On March 28, 2008 the Company purchased substantially all of the operating assets of American Allied Railway Equipment Company and its subsidiaries (AARE) for $83.2 million in cash, plus or minus working capital adjustments. The purchase price was paid from existing cash balances and credit facilities. The assets of AARE’s three operating plants located in the midwestern and southeastern U.S. are included in the acquisition. Operating from two wheel facilities in Washington, Illinois and Macon, Georgia, AARE supplies new and reconditioned wheelsets to freight car maintenance locations as well as new railcar manufacturing facilities. AARE also operates a parts reconditioning business in Peoria, Illinois, where it reconditions railcar yokes, couplers, side frames and bolsters. The financial results since the acquisition are reported in the Company’s Condensed Consolidated Financial Statements as part of the refurbishment & parts segment.
The allocation of the purchase price among certain assets and liabilities is still in process. As a result, the information shown below is preliminary and subject to further refinement upon completion of analyses and valuations.
The preliminary fair value of the net assets acquired from AARE was as follows:

(In thousands)

Accounts receivable	$8,908
Inventories	12,653
Property, plant and equipment	7,550
Intangibles and other	11,911
Goodwill	47,187

Total assets acquired	88,209

Accounts payable and accrued liabilities	5,043

Total liabilities assumed	5,043

Net assets acquired	$83,166

The unaudited pro forma financial information presented below has been prepared to illustrate Greenbrier’s consolidated results had the acquisition of AARE occurred at the beginning of each period presented:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(In thousands)	2008	2007	2008	2007
Revenue	$390,025	$413,514	$979,818	$949,215
Net earnings	$9,069	$15,895	$13,955	$14,326
Basic earnings per share	$0.55	$0.99	$0.85	$0.89
Diluted earnings per share	$0.55	$0.98	$0.85	$0.89
The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the fiscal year, and may not be indicative of the results of future operations of the Company.
Rail Car America
On September 11, 2006, the Company purchased substantially all of the operating assets of Rail Car America (RCA), including its American Hydraulics division and Brandon Corp., its wholly owned subsidiary. RCA, a provider of intermodal and conventional railcar repair services in North America, operates from four repair facilities in the United States. RCA also reconditions and repairs end-of-railcar cushioning units through its American Hydraulics division and operates a switching line in Nebraska through Brandon Corp. The purchase price of the net assets consisted of $29.1 million of cash and a $3.0 million promissory note due in September 2008. The financial

THE GREENBRIER COMPANIES, INC.
results of these operations since the acquisition are reported in the Company’s Consolidated Financial Statements as part of the refurbishment & parts segment. The impact of this acquisition was not material to the Company’s consolidated results of operations; therefore, pro forma financial information has not been included.
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

THE GREENBRIER COMPANIES, INC.
The unaudited pro forma financial information presented below for the nine months ended May 31, 2007 has been prepared to illustrate Greenbrier’s consolidated results of operations had the acquisition of Meridian occurred at the beginning of the period presented. The financial information for the nine months ended May 31, 2008 is included for comparison purposes only.

	Nine Months Ended
	May 31,
(In thousands)	2008	2007
Revenue	$928,058	$924,039
Net earnings	$12,192	$13,597
Basic earnings per share	$0.75	$0.85
Diluted earnings per share	$0.75	$0.85
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
Note 3 — Special Charges
In April 2007, the Company’s board of directors approved the permanent closure of the Company’s Canadian railcar manufacturing facility, TrentonWorks. As a result of the facility closure decision, special charges of $2.3 million were recorded during the nine months ended May 31, 2008 consisting of severance costs and professional and other expenses.
Special charges of $3.1 million and $19.6 million were recorded for the three and nine months ended May 31, 2007 associated with the impairment of assets and subsequent closure of TrentonWorks. These charges consist of $3.1 million in severance costs and other professional fees related to the closure and $16.5 million in impairment charges.
Note 4 — De-consolidation
On March 13, 2008 TrentonWorks filed for bankruptcy with The Office of the Superintendent of Bankruptcy Canada whereby the assets of TrentonWorks are being administered and liquidated by an appointed trustee. The Company has not guaranteed any obligations of TrentonWorks and does not believe it will be liable for any of TrentonWorks’ liabilities. Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% ownership, except when control is not held by the majority owner. Under these principles, bankruptcy represents conditions which may preclude consolidation in instances where control rests with the bankruptcy court and trustee, rather than the majority owner. As a result, the Company discontinued consolidating TrentonWorks financial statements beginning on March 13, 2008 and began reporting its investment in TrentonWorks using the cost method. Under the cost method, the investment is reflected as a single amount on the Company’s Consolidated Balance Sheet. De-consolidation resulted in a loss in excess of the Company’s investment in the subsidiary of $15.3 million which is included as a liability on the Company’s Consolidated Balance Sheet. In addition, a $3.4 million loss is included in other comprehensive loss. The Company expects it will reverse this liability when the bankruptcy is resolved.

THE GREENBRIER COMPANIES, INC.
The following is the TrentonWorks condensed balance sheet as of March 13, 2008:

(In thousands, unaudited)	March 13, 2008
Assets
Cash and cash equivalents	$1,217
Accounts receivable	694
Property, plant and equipment	3,256
Intangibles and other assets	162

$5,329

Liabilities and Stockholders’ Deficit
Accounts payable and accrued liabilities	11,755
Notes payable	8,887
Stockholders’ deficit	(15,313)

$5,329

Note 5 — Inventories

	May 31,	August 31,
(In thousands)	2008	2007
Supplies and raw materials	$152,044	$111,957
Work-in-process	93,166	86,733
Lower of cost or market adjustment	(5,450)	(3,807)

	$239,760	$194,883

Note 6 — Assets Held for Sale

	May 31,	August 31,
(In thousands)	2008	2007
Railcars held for sale	$21,890	$12,922
Railcars in transit to customer	14,387	8,958
Finished goods — parts	21,618	21,023

	$57,895	$42,903

Note 7 — Warranty Accruals
Warranty costs to cover a defined warranty period are estimated and charged to operations. The estimated warranty cost is based on historical warranty claims for each product type. For new product types without a warranty history, estimates are based on historical information for similar product types. The accrual, included in accounts payable and accrued liabilities on the Consolidated Balance Sheet, is periodically reviewed and updated based on warranty trends.

THE GREENBRIER COMPANIES, INC.
Warranty accrual activity:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(In thousands)	2008	2007	2008	2007
Balance at beginning of period	$15,867	$17,041	$15,911	$14,201
Charged to cost of revenue	983	1,192	2,295	3,857
Payments	(1,097)	(1,457)	(3,334)	(3,115)
Currency translation effect	229	461	1,110	470
De-consolidation	(2,147)	—	(2,147)	—
Acquisition	—	—	—	1,824

Balance at end of period	$13,835	$17,237	$13,835	$17,237

Note 8 — Revolving Notes
All amounts originating in foreign currency have been translated at the May 31, 2008 exchange rate for the following discussion. Senior secured revolving credit facilities, consisting of two components, aggregated $341.5 million as of May 31, 2008. A $290.0 million revolving line of credit is available through November 2011 to provide working capital and interim financing of equipment. Advances under this facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. In addition, lines of credit totaling $51.5 million are available for working capital needs of the European manufacturing operation. As of May 31, 2008 these European credit facilities have maturities that range from June 27, 2008 through March 31, 2009. Subsequent to quarter end the European credit lines have maximum availability of $47.0 million with maturities that range from August 8, 2008 to June 26, 2009.
As of May 31, 2008 outstanding borrowings under these facilities aggregated $101.4 million in revolving notes and $3.7 million in letters of credit, consisting of $52.5 million in revolving notes and $3.7 million in letters of credit outstanding under the United States credit facility and $48.9 million in revolving notes under the European credit facilities. Available borrowings for all credit facilities are generally based on defined levels of inventory, receivables, and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which as of May 31, 2008 levels would provide for maximum additional borrowing of $156.0 million.
Note 9 — Notes Payable

	May 31,	August 31,
(In thousands)	2008	2007
Senior unsecured notes	$235,000	$235,000
Convertible senior notes	100,000	100,000
Term loans	162,080	125,814
Other notes payable	86	101

	$497,166	$460,915

Senior unsecured notes, due 2015, bear interest at a fixed rate of 8 3/8%, paid semi-annually in arrears on May 15th and November 15th of each year. Payment on the notes is guaranteed by substantially all of the Company’s domestic subsidiaries.

THE GREENBRIER COMPANIES, INC.
Convertible senior notes, due 2026, bear interest at a fixed rate of 2 3/8%, paid semi-annually in arrears on May 15th and November 15th. The Company will also pay contingent interest of 3/8% on the notes in certain circumstances commencing with the six month period beginning May 15, 2013. Payment on the convertible notes is guaranteed by substantially all of the Company’s domestic subsidiaries. The convertible senior notes will be convertible upon the occurrence of specified events into cash and shares, if any, of Greenbrier’s common stock at an initial conversion rate of 20.8125 shares per $1,000 principal amount of the notes (which is equal to an initial conversion price of $48.05 per share). The initial conversion rate is subject to adjustment upon the occurrence of certain events, as defined. On or after May 15, 2013, Greenbrier may redeem all or a portion of the notes at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. On May 15, 2013, May 15, 2016 and May 15, 2021 and in the event of certain fundamental changes, holders may require the Company to repurchase all or a portion of their notes at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.
On March 30, 2007, the Company issued a $100.0 million senior term note secured by a pool of leased railcars. The note bears a floating interest rate of LIBOR plus 1% with principal of $0.7 million paid quarterly in arrears and a balloon payment of $81.8 million due at the end of the seven-year loan term. On May 9, 2008, the Company issued an additional $50.0 million senior term note secured by a pool of leased railcars. The note bears a floating interest rate of LIBOR plus 1% with principal of $0.3 million paid quarterly in arrears and a balloon payment of $41.2 million due at the end of the seven-year loan term. Other term loans are due in varying installments through November 2012 and are principally unsecured. As of May 31, 2008, the effective interest rates on the term loans ranged from 3.7% to 8.4%.
The revolving and operating lines of credit, along with notes payable, contain covenants with respect to the Company and various subsidiaries, the most restrictive of which, among other things, limit the ability to: incur additional indebtedness or guarantees; pay dividends; enter into sale leaseback transactions; create liens; sell assets; engage in transactions with affiliates, including but not limited to; loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all the Company’s assets; and enter into new lines of business. The covenants also require certain minimum levels of tangible net worth, maximum ratios of debt to equity or total capitalization and minimum levels of interest coverage. Currently we are seeking a line of credit to support certain of our foreign operations due in part to current limitations in our existing loan covenants.
Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain term loans. At May 31, 2008, such agreements had a notional amount of $9.3 million and mature in March 2011.
The remaining principal payments on the notes payable are due as follows:

(In thousands)
Year Ending August 31,
2008 (Remaining three months)	$1,381
2009	11,004
2010	8,730
2011	6,575
2012	4,051
Thereafter	465,425

$497,166

THE GREENBRIER COMPANIES, INC.
Note 10 — Comprehensive Income (Loss)
The following is a reconciliation of net earnings to comprehensive income:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(In thousands)	2008	2007	2008	2007
Net earnings	$8,126	$13,017	$12,192	$8,816
Reclassification of derivative financial instruments recognized in net earnings (net of tax)	(34)	(196)	(82)	(493)
Unrealized gain on derivative financial instruments (net of tax)	595	126	1,089	281
Pension plan adjustment (1)	40	—	(6,873)	—
Foreign currency translation adjustment (net of tax)	1,860	1,065	5,632	617

Comprehensive income	$10,587	$14,012	$11,958	$9,221

(1)	De-consolidation of the current year pension plan adjustment relates to retroactive legislation enacted by the Province of Nova Scotia, Canada requiring TrentonWorks to contribute deficit funding and grow-in benefits to the pension plan for employees covered by a collective bargaining agreement at our former Canadian manufacturing facility. The Company has not guaranteed any obligations of TrentonWorks and does not believe it will be liable for any of TrentonWorks’ liabilities.
Accumulated other comprehensive loss, net of tax effect, consisted of the following:

	Unrealized
	Gains on		Foreign	Accumulated
	Derivative	Pension	Currency	Other
	Financial	Plan	Translation	Comprehensive
(In thousands)	Instruments	Adjustment	Adjustment	Income (Loss)
Balance, August 31, 2007	$(239)	$(316)	$389	$(166)
Nine months activity	1,007	(6,873)	5,632	(234)

Balance, May 31, 2008	$768	$(7,189)	$6,021	$(400)

Note 11 — Earnings Per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31, 2008
(In thousands)	2008	2007	2008	2007
Weighted average basic common shares outstanding	16,507	16,105	16,323	16,017
Dilutive effect of employee stock options	22	34	24	41

Weighted average diluted common shares outstanding	16,529	16,139	16,347	16,058

Weighted average diluted common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options. No options were anti-dilutive for the three and nine months ended May 31, 2008 and 2007.

THE GREENBRIER COMPANIES, INC.
Note 12 — Stock Based Compensation
All stock options were vested prior to September 1, 2005 and accordingly no compensation expense was recorded for stock options for the three and nine months ended May 31, 2008 and 2007. The value of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period of two to five years. For the three and nine months ended May 31, 2008, $1.2 million and $2.8 million in compensation expense was recognized related to restricted stock grants. For the three and nine months ended May 31, 2007, $0.9 million and $2.4 million in compensation expense was recognized related to restricted stock grants.
Note 13 — Derivative Instruments
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
At May 31, 2008 exchange rates, forward exchange contracts for the sale of Euro aggregated $63.6 million and sale of Pound Sterling aggregated $6.2 million. Adjusting the foreign currency exchange contracts to the fair value of the cash flow hedges at May 31, 2008 resulted in an unrealized pre-tax gain of $1.0 million that was recorded in the line item accumulated other comprehensive income (loss). The fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As the contracts mature at various dates through May 2009, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive income (loss) would be reclassified to the current year’s results of operations.
At May 31, 2008 exchange rates, interest rate swap agreements had a notional amount of $9.3 million and mature in March 2011. The fair value of these cash flow hedges at May 31, 2008 resulted in an unrealized pre-tax loss of $0.4 million. The loss is included in accumulated other comprehensive income (loss) and the fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from accumulated other comprehensive income (loss) and charged or credited to interest expense. At May 31, 2008 interest rates, approximately $0.1 million would be reclassified to interest expense in the next 12 months.
Note 14 — Segment Information
Greenbrier currently operates in three reportable segments: manufacturing, refurbishment & parts and leasing & services. The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s 2007 Annual Report on Form 10-K. Performance is evaluated based on margin. Intersegment sales and transfers are generally accounted for at fair value as if the sales or transfers were to third parties. While intercompany transactions are treated like third-party transactions to evaluate segment performance, the revenues and related expenses are eliminated in consolidation and therefore do not impact consolidated results.

THE GREENBRIER COMPANIES, INC.
The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(In thousands)	2008	2007	2008	2007
Revenue:
Manufacturing	$185,783	$226,006	$533,634	$566,687
Refurbishment & parts	154,390	120,748	373,473	270,700
Leasing & services	28,119	26,662	75,184	75,452
Intersegment eliminations	13,814	13,190	(54,233)	(39,632)

	$382,106	$386,606	$928,058	$873,207

Margin:
Manufacturing	$1,012	$20,196	$14,811	$30,580
Refurbishment & parts	31,925	21,925	66,043	43,352
Leasing & services	15,696	15,655	38,390	44,784

	$48,633	$57,776	$119,244	$118,716

Segment margin	$48,633	$57,776	$119,244	$118,716
Less: unallocated expenses:
Selling and administrative	23,407	20,092	64,591	56,017
Interest and foreign exchange	9,990	10,930	30,263	30,986
Special charges	—	3,091	2,302	19,576

Earnings before income tax expense, minority interest and equity in unconsolidated subsidiary	$15,236	$23,663	$22,088	$12,137

Note 15 — Commitments and Contingencies
From time to time, Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. While the ultimate outcome of such legal proceedings cannot be determined at this time, the Company believes that the resolution of these actions will not have a material adverse effect on the Company’s Consolidated Financial Statements.
On April 20, 2004, BC Rail Partnership initiated litigation against the Company and TrentonWorks in the Supreme Court of Nova Scotia, alleging breach of contract and negligent manufacture and design of railcars which were involved in a 1999 derailment. No trial date has been set.
On November 3, 2004, and November 4, 2004, in the District Court of Tarrant County, Texas, and in the District Court of Lancaster County, Nebraska, respectively, litigation was initiated against the Company by Burlington Northern Santa Fe Railway (BNSF), one of our largest customers. BNSF alleged that failure of a supplier-provided component part on a railcar manufactured by Greenbrier in 1988 resulted in a derailment and a chemical spill. On June 24, 2006, the District Court of Tarrant County, Texas, entered an order granting the Company’s motion for summary judgment as to all claims. BNSF appealed the district court’s decision to the Texas State Court of Appeals which affirmed the prior court’s decision as to all claims. In June 2008, BNSF withdrew all claims pertaining to this matter.

THE GREENBRIER COMPANIES, INC.
Greenbrier and a customer, SEB Finans AB (SEB), have raised performance concerns related to a component that the Company installed on 372 railcar units with an aggregate sales value of approximately $20.0 million produced under a contract with SEB. On December 9, 2005, SEB filed a Statement of Claim in an arbitration proceeding in Stockholm, Sweden, against Greenbrier alleging that the cars were defective and could not be used for their intended purpose. A settlement agreement was entered into effective February 28, 2007 pursuant to which the railcar units previously delivered were to be repaired and the remaining units completed and delivered to SEB. Current estimates of potential costs to Greenbrier do not exceed amounts accrued for warranty. As the terms of the settlement agreement are nearing completion, the suspended arbitration proceedings were terminated in March 2008, pursuant to an agreement of the parties.
When the Company acquired the assets of the Freight Wagon Division of DaimlerChrysler in January 2000, it acquired a contract to build 201 freight cars for Okombi, a European freight car leasing company. Subsequently, Okombi made breach of warranty and late delivery claims against the Company which grew out of design and certification problems. All of these issues were settled as of March 2004. Recently, new allegations have been made, the most serious of which involve cracks to the structure of the cars. Okombi has been required to remove all 201 freight cars from service, and a formal claim has been made against the Company. Legal and commercial evaluations are on-going to determine what obligations the Company might have, if any, to remedy the alleged defects.
Environmental studies have been conducted of the Company’s owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting Greenbrier’s facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). Greenbrier and more than 60 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company, have signed an Administrative Order of Consent to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The study is expected to be completed in 2010. In May 2006, the EPA notified several additional entities, including other federal agencies that it is prepared to issue unilateral orders compelling additional participation in the remedial investigation. Some of those entities subsequently contributed funds to the RI/FS effort. In addition, the Company has entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. The Company is also conducting groundwater remediation relating to a historical spill on the property which antedates its ownership.
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
Prior to December 31, 2002, the Company entered into contingent rental assistance agreements, which currently aggregate $6.9 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods up to five years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. No accrual was made for the three months ended May 31, 2008 and $1.0 million was recorded for the nine months ended May 31, 2008 to cover future obligations. No accruals were recorded for the three and nine months ended

THE GREENBRIER COMPANIES, INC.
May 31, 2007. The remaining liability as of May 31, 2008 was $0.8 million. The accounting for any future rental assistance agreements will comply with the guidance required by FASB Interpretation (FIN) 45 which pertains to contracts entered into or modified subsequent to December 31, 2002.
A portion of leasing & services revenue is derived from “car hire” which is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Deprescription is a system whereby railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration either the owner’s or user’s rate is selected and that rate becomes effective for a one-year period. There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue for the Company which amounted to $6.5 million and $19.7 million for the three and nine months ended May 31, 2008 and $5.5 million and $17.7 million for the three and nine months ended May 31, 2007.
Prices for steel, a primary component of railcars and barges, have risen significantly and remain volatile. In addition the price of certain railcar components, which are a product of steel, are adversely affected by steel price increases. Both steel and railcar component suppliers are imposing surcharges, which have also risen significantly and remain volatile. New railcar backlog generally either includes: 1) fixed price contracts which anticipate material price increases and surcharges, or 2) contracts that contain actual pass through of material price increases and surcharges. Currently about one-third of our backlog has fixed price contracts. On certain fixed price railcar contracts actual price increases and surcharges have caused the total price of the railcar to exceed the amounts originally anticipated, and in some cases, the actual contractual sale price of the railcar. When the anticipated loss on production of railcars in backlog is both probable and estimable, we accrue a loss contingency. A loss contingency reserve of $5.3 million was accrued during the three months ended May 31, 2008. In addition, there are 1,000 railcars in backlog for which a loss is not yet estimable. We are aggressively working to mitigate these exposures. The Company’s integrated business model has helped offset some of the effects of rising steel scrap prices, as a portion of our other business segments benefit from the rising steel scrap prices through enhanced margins.
In accordance with customary business practices in Europe, the Company has $18.0 million in third party performance, advance payment and warranty guarantee facilities, all of which have been utilized as of May 31, 2008. To date no amounts have been drawn under these performance, advance payment and warranty guarantee facilities.
At May 31, 2008, an unconsolidated subsidiary had $5.1 million of third party debt, for which the Company has guaranteed 33% or approximately $1.7 million. In the event that there is a change in control or insolvency by any of the three 33% investors that have guaranteed the debt, the remaining investors’ share of the guarantee will increase proportionately.
The Company has outstanding letters of credit aggregating $3.7 million associated with facility leases and payroll.
Note 16 — Guarantor/Non Guarantor
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
The following represents the supplemental consolidating condensed financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of May 31, 2008 and August 31, 2007 and for the three and nine months ended May 31, 2008 and 2007. The information is presented on the basis of Greenbrier accounting for its

THE GREENBRIER COMPANIES, INC.
ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.
The condensed consolidating statement of cash flows for the nine months ended May 31, 2007 has been restated with respect to the presentation of transactions that are settled on a net basis through the Company’s intercompany payables and receivables. The Company had previously presented intercompany advances and investment in subsidiaries between the parent and its guarantor and non-guarantor subsidiaries as operating activities. These transactions are now presented in financing and investing activities. As any changes in the classification between operating, investing and financing are eliminated in consolidation, there is no impact to the Consolidated Statement of Cash Flows for the nine months ended May 31, 2007.
The Greenbrier Companies, Inc.
   Condensed Consolidating Balance Sheet
   May 31, 2008
   (In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Restricted cash	—	—	1,722	—	1,722
Accounts receivable	145,772	(3,116)	39,384	148	182,188
Inventories	—	129,568	110,192	—	239,760
Assets held for sale	—	40,254	17,713	(72)	57,895
Equipment on operating leases	—	320,577	—	(1,836)	318,741
Investment in direct finance leases	—	8,577	—	—	8,577
Property, plant and equipment	3,644	86,796	42,200	—	132,640
Goodwill	—	219,125	—	136	219,261
Intangibles and other assets	494,209	97,209	4,557	(513,552)	82,423

	$643,625	$898,990	$215,768	$(515,176)	$1,243,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving notes	$52,500	$—	$48,923	$—	$101,423
Accounts payable and accrued liabilities	(26,053)	207,720	93,558	(124)	275,101
Losses in excess of investment in de-consolidated subsidiary	15,313	—	—	—	15,313
Deferred income taxes	6,800	67,523	(3,484)	(247)	70,592
Deferred revenue	970	11,580	7,465	—	20,015
Notes payable	339,687	152,882	4,597	—	497,166

Minority interest	—	—	(16)	9,205	9,189

STOCKHOLDERS’ EQUITY	254,408	459,285	64,725	(524,010)	254,408

	$643,625	$898,990	$215,768	$(515,176)	$1,243,207

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
   Condensed Consolidating Statement of Operations
   For the three months ended May 31, 2008
   (In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$971	$105,040	$141,996	$(46,182)	$201,825
Refurbishment & parts	—	152,352	15	—	152,367
Leasing & services	290	27,757	—	(133)	27,914

	1,261	285,149	142,011	(46,315)	382,106

Cost of revenue
Manufacturing	—	104,539	142,226	(45,952)	200,813
Refurbishment & parts	—	120,420	22	—	120,442
Leasing & services	—	12,233	—	(15)	12,218

	—	237,192	142,248	(45,967)	333,473

Margin	1,261	47,957	(237)	(348)	48,633

Other costs
Selling and administrative	10,463	9,047	3,897	—	23,407
Interest and foreign exchange	7,582	1,170	1,371	(133)	9,990

	18,045	10,217	5,268	(133)	33,397
Earnings (loss) before income taxes, minority interest and equity in earnings (loss) of unconsolidated subsidiaries	(16,784)	37,740	(5,505)	(215)	15,236

Income tax (expense) benefit	6,613	(14,767)	137	444	(7,573)

	(10,171)	22,973	(5,368)	229	7,663

Minority interest	—	—	3	269	272
Equity in earnings (loss) of unconsolidated subsidiaries	18,297	(1,153)	—	(16,953)	191

Net earnings (loss)	$8,126	$21,820	$(5,365)	$(16,455)	$8,126

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
   Condensed Consolidating Statement of Operations
   For the nine months ended May 31, 2008
   (In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$971	$285,515	$394,543	$(196,616)	$484,413
Refurbishment & parts	—	368,795	38	—	368,833
Leasing & services	951	74,221	—	(360)	74,812

	1,922	728,531	394,581	(196,976)	928,058

Cost of revenue
Manufacturing	—	278,637	387,392	(196,427)	469,602
Refurbishment & parts	—	302,748	42	—	302,790
Leasing & services	—	36,468	—	(46)	36,422

	—	617,853	387,434	(196,473)	808,814

Margin	1,922	110,678	7,147	(503)	119,244

Other costs
Selling and administrative	25,099	26,130	13,363	(1)	64,591
Interest and foreign exchange	21,024	4,449	5,152	(362)	30,263
Special charges	—	—	2,302	—	2,302

	46,123	30,579	20,817	(363)	97,156
Earnings (loss) before income taxes, minority interest and equity in earnings (loss) of unconsolidated subsidiaries	(44,201)	80,099	(13,670)	(140)	22,088

Income tax (expense) benefit	21,068	(31,739)	(2,179)	418	(12,432)

	(23,133)	48,360	(15,849)	278	9,656

Minority interest	—	—	10	2,004	2,014
Equity in earnings (loss) of unconsolidated subsidiaries	35,325	594	—	(35,397)	522

Net earnings (loss)	$12,192	$48,954	$(15,839)	$(33,115)	$12,192

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
   Condensed Consolidating Statement of Cash Flows
   For the nine months ended May 31, 2008
   (In thousands, unaudited)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$12,192	$48,954	$(15,839)	$(33,115)	$12,192
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	1,843	7,972	(524)	(109)	9,182
Depreciation and amortization	427	19,874	5,078	(46)	25,333
Gain on sales of equipment	—	(6,996)	—	(2)	(6,998)
Special charges	—	—	2,302	—	2,302
Minority interest	—	—	(10)	(1,947)	(1,957)
Other	(136)	32	4	(3)	(103)
Decrease (increase) in assets
Accounts receivable	—	(13,326)	6,137	(149)	(7,338)
Inventories	—	(11,265)	(3,871)	—	(15,136)
Assets held for sale	—	(12,735)	(3,650)	72	(16,313)
Other	151	(1,018)	17,251	(17,860)	(1,476)
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	1,646	23,611	(3,926)	(120)	21,211
Deferred revenue	(116)	4,636	(5,459)	—	(939)
Reclassifications (1)	(107)	—	107	—	—

Net cash provided by (used in) operating activities	15,900	59,739	(2,400)	(53,279)	19,960

Cash flows from investing activities:
Principal payments received under direct finance leases	—	274	—	—	274
Proceeds from sales of equipment	—	13,375	—	—	13,375
Investment in and net advances to unconsolidated subsidiaries	(53,195)	447	—	53,267	519
Intercompany advances	(23,384)	—	—	23,384	—
Acquisitions, net of cash	—	(91,285)	—		(91,285)
De-consolidation of subsidiary	—		(1,217)		(1,217)
Decrease in restricted cash	—	—	1,690	—	1,690
Capital expenditures	(1,781)	(46,700)	(16,018)	22	(64,477)

Net cash provided by (used in) investing activities	(78,360)	(123,889)	(15,545)	76,673	(141,121)

Cash flows from financing activities
Changes in revolving notes	52,500	—	(3,622)	—	48,878
Intercompany advances	—	17,894	5,490	(23,384)	—
Proceeds from issuance of notes payable	—	49,613	—	—	49,613
Repayments of notes payable	(1,001)	(3,551)	(1,017)	—	(5,569)
Dividends	(3,933)	—	—	—	(3,933)
Stock options exercised	2,921	—	—	—	2,921
Tax expense of options exercised and restricted stock awards dividends	9	—	—	—	9
Investment by joint venture partner	—		6,000	—	6,000

Net cash provided by (used in ) financing activities	50,496	63,956	6,851	(23,384)	97,919

Effect of exchange rate changes	(3,458)	194	5,708	(10)	2,434
Increase (decrease) in cash and cash equivalents	(15,422)	—	(5,386)	—	(20,808)
Cash and cash equivalents
Beginning of period	15,422	—	5,386	—	20,808

End of period	$—	$—	$—	$—	$—

(1)	Our Mexican joint venture is shown as a non-guarantor subsidiary in the current year’s presentation. In the prior year’s presentation financial information for the joint venture, while immaterial, was allocated among the guarantor, non-guarantor and eliminations categories.

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
   Condensed Consolidating Balance Sheet
   For the year ended August 31, 2007
   (In thousands)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$15,422	$—	$5,386	$—	$20,808
Restricted cash	—	—	2,693	—	2,693
Accounts receivable	122,388	8,893	27,825	(2,068)	157,038
Inventories	—	102,529	92,354	—	194,883
Assets held for sale	—	28,841	14,062	—	42,903
Investment in direct finance leases	—	9,040	—	—	9,040
Equipment on operating leases	—	296,189	—	(1,863)	294,326
Property, plant and equipment	2,191	78,894	31,728	—	112,813
Goodwill	—	168,851	—	136	168,987
Intangibles and other	436,709	89,685	2,406	(459,542)	69,258

	$576,710	$782,922	$176,454	$(463,337)	$1,072,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving notes	$—	$—	$39,568	$—	$39,568

Accounts payable and accrued liabilities	(12,280)	177,251	76,810	(2,068)	239,713
Participation	—	4,355	—	—	4,355
Deferred income taxes	4,957	59,551	(2,959)	(139)	61,410
Deferred revenue	1,086	7,310	9,656	—	18,052
Notes payable	340,688	106,926	13,301	—	460,915

Subordinated debt	—	—	—	—	—

Minority interest	—	6,750	—	(1,604)	5,146

STOCKHOLDERS’ EQUITY	242,259	420,779	40,078	(459,526)	243,590

	$576,710	$782,922	$176,454	$(463,337)	$1,072,749

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

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
   Condensed Consolidating Statement of Cash Flows
   For the nine months ended May 31, 2007 (As Restated)
   (In thousands, unaudited)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$8,816	$52,678	$(17,535)	$(35,143)	$8,816
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	996	(83)	1,472	303	2,688
Depreciation and amortization	128	19,508	4,909	(49)	24,496
Gain on sales of equipment	—	(9,994)	—	(787)	(10,781)
Special charges	35	635	18,906	—	19,576
Minority interest	—	5,400	—	(5,718)	(318)
Other	—	60	111	(1)	170
Decrease (increase) in assets (net of acquisitions):
Accounts and notes receivable	32,882	(27,118)	(1,230)	19	4,553
Inventories	—	6,242	4,674	—	10,916
Assets held for sale	—	9,579	(8,023)	—	1,556
Intangibles and other	(2,074)	696	(289)	—	(1,667)
Increase (decrease) in liabilities (net of acquisitions):
Accounts payable and accrued liabilities	(39,605)	13,443	(1,650)	(19)	(27,831)
Participation	—	(8,478)	—	—	(8,478)
Deferred revenue	(116)	(1,422)	7,652	—	6,114

Net cash provided by (used in) operating activities	1,062	61,146	8,997	(41,395)	29,810

Cash flows from investing activities:
Principal payments received under direct finance leases	—	426	—	—	426
Proceeds from sales of equipment	—	114,719	—	—	114,719
Investment in and net advances to unconsolidated subsidiary	(35,134)	(7,066)	—	41,331	(869)
Intercompany advances	(102,005)	—	—	102,005	—
Acquisitions, net of cash acquired	—	(262,106)	(5,797)	—	(267,903)
Increase in restricted cash	—	—	(445)	—	(445)
Capital expenditures	(642)	(112,624)	(13,240)	64	(126,442)

Net cash provided by (used in) investing activities	(137,781)	(266,651)	(19,482)	143,400	(280,514)

Cash flows from financing activities
Changes in revolving notes	25,000	—	9,106	—	34,106
Intercompany advances	—	104,989	(2,984)	(102,005)	—
Proceeds from issuance of notes payable	(71)	99,512	—	—	99,441
Repayments of notes payable	(921)	(2,336)	(825)	—	(4,082)
Repayments of subordinated debt	—	(2,091)	—	—	(2,091)
Dividends paid	(3,851)	—	—	—	(3,851)
Stock options exercised and restricted stock awards	2,616	—	—	—	2,616
Excess tax benefit of stock options exercised	2,774	—	—	—	2,774
Investment by joint venture partner	—	5,400	—	—	5,400

Net cash provided by financing activities	25,547	205,474	5,297	(102,005)	134,313

Effect of exchange rate changes	402	(4)	1,418	—	1,816
Decrease in cash and cash equivalents	(110,770)	(35)	(3,770)	—	(114,575)
Cash and cash equivalents
Beginning of period	133,695	35	9,164	—	142,894

End of period	$22,925	$—	$5,394	$—	$28,319

THE GREENBRIER COMPANIES, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We currently operate in three primary business segments: manufacturing, refurbishment & parts and leasing & services. These three business segments are operationally integrated. The manufacturing segment, operating from four facilities in the United States, Mexico and Europe, produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. The refurbishment & parts segment, operating in the United States and Mexico, performs railcar repair, refurbishment and maintenance activities, wheel and axle servicing, and limited parts production for the North American railroad industry. The leasing & services segment owns approximately 9,000 railcars and provides management services for approximately 138,000 railcars for railroads, shippers, carriers, and other leasing and transportation companies in North America. Segment performance is evaluated based on margins. We also produce rail castings through an unconsolidated joint venture.
The North American freight car market is currently experiencing a softening of demand due to market saturation of certain freight car types, increased efficiencies of the railroads, a weaker economy, higher raw material costs and tight capital markets, all contributing to caution on the part of our customers and increased competition for new railcar orders and lease commitments. These market factors are expected to continue to lower revenues and reduce margins for some of our operations.
Our manufacturing backlog of railcars for sale and lease as of May 31, 2008 was approximately 17,500 railcars with an estimated value of $1.55 billion compared to 14,100 railcars valued at $970 million as of May 31, 2007. Based on current production plans, approximately 1,400 units in backlog are scheduled for delivery in the remainder of 2008. The current backlog includes approximately 8,500 units that are subject to our fulfillment of certain competitive conditions. A portion of the orders included in backlog include an assumed product mix. Under terms of the order, the exact mix will be determined in the future which may impact the dollar amount of backlog. In addition, approximately two-thirds of our backlog consists of orders for tank cars which are a new product type for us.
Prices for steel, a primary component of railcars and barges, have risen significantly and remain volatile. In addition the price of certain railcar components, which are a product of steel, are adversely affected by steel price increases. Both steel and railcar component suppliers are imposing surcharges, which have also risen significantly and remain volatile. New railcar backlog generally either includes: 1) fixed price contracts which anticipate material price increases and surcharges, or 2) contracts that contain actual pass through of material price increases and surcharges. Currently about one-third of our backlog has fixed price contracts. On certain fixed price railcar contracts actual price increases and surcharges have caused the total price of the railcar to exceed the amounts originally anticipated, and in some cases, the actual contractual sale price of the railcar. When the anticipated loss on production of railcars in backlog is both probable and estimable, we accrue a loss contingency. A loss contingency reserve of $5.3 million was accrued during the three months ended May 31, 2008. In addition, there are 1,000 railcars in backlog for which a loss is not yet estimable. We are aggressively working to mitigate these exposures. The Company’s integrated business model has helped offset some of the effects of rising steel scrap prices, as a portion of our other business segments benefit from the rising steel scrap prices through enhanced margins.
We are aggressively seeking to reduce our selling and administrative and overhead costs, including reductions in headcount. As a result, during the three months ended May 31, 2008 $1.8 million was accrued for severance at several locations, and we continue to pursue additional cost savings. Our cost reduction efforts have been offset somewhat by costs associated with integration of acquisitions and other strategic initiatives.
On March 13, 2008, our Canadian railcar manufacturing facility, TrentonWorks Ltd. (TrentonWorks) filed for bankruptcy with The Office of the Superintendent of Bankruptcy Canada whereby the assets of TrentonWorks are being administered and liquidated by an appointed trustee. The Company has not guaranteed any obligations of TrentonWorks and does not believe it will be liable for any of TrentonWorks’ liabilities. Beginning on March 13, 2008 the results of TrentonWorks were de-consolidated and management does not believe there will be any further negative impact to the Company’s Consolidated Statement of Operations.

THE GREENBRIER COMPANIES, INC.
On March 28, 2008 the Company acquired substantially all of the operating assets of American Allied Railway Equipment Company and its subsidiaries (AARE) for $83.2 million in cash, plus or minus working capital adjustments. The purchase price was paid from existing cash balances and credit facilities. The acquisition is expected to be immediately accretive to our annual earnings. The assets of AARE’s three operating plants located in the midwestern and southeastern U.S. are included in the acquisition. Operating from two wheel facilities in Washington, Illinois and Macon, Georgia, AARE supplies new and reconditioned wheelsets to freight car maintenance locations as well as new railcar manufacturing facilities. AARE also operates a parts reconditioning business in Peoria, Illinois, where it reconditions railcar yokes, couplers, side frames and bolsters. The financial results since the acquisition are reported in the Company’s Condensed Consolidated Financial Statements as part of the refurbishment & parts segment.
On April 4, 2008 the Company purchased substantially all of the operating assets of Roller Bearing Industries, Inc. (RBI) from SKF USA, Inc. RBI operates a railcar bearings reconditioning business from its facility in Elizabethtown, Kentucky. Reconditioned bearings are used in the refurbishment of railcar wheelsets. The financial results since the acquisition are reported in the Company’s Condensed Consolidated Financial Statements as part of the refurbishment & parts segment.
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
Railcars and components are generally manufactured, repaired or refurbished under firm orders from third parties. Revenue is recognized when railcars are completed, accepted by an unaffiliated customer and contractual contingencies removed. Direct finance lease revenue is recognized over the lease term in a manner that produces a constant rate of return on the net investment in the lease. Operating lease revenue is recognized as earned under the lease terms. Certain leases are operated under car hire arrangements whereby revenue is earned based on utilization, car hire rates and terms specified in the lease agreement. Car hire revenue is reported from a third party source two months in arrears; however, such revenue is accrued in the month earned based on estimates of use from historical activity and is adjusted to actual as reported. These estimates are inherently uncertain as they involve judgment as to the estimated use of each railcar. Adjustments to actual have historically not been significant. Revenues from construction of marine barges are either recognized on the percentage of completion method during the construction period or on the completed contract method based on the terms of the contract. Under the percentage of completion method, judgment is used to determine a definitive threshold against which progress towards completion can be measured to determine timing of revenue recognition.
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
Goodwill and acquired intangible assets — We periodically acquire businesses in purchase transactions in which the allocation of the purchase price may result in the recognition of goodwill and other intangible assets. The determination of the value of such intangible assets requires management to make estimates and assumptions. These estimates affect the amount of future period amortization and possible impairment charges.
Results of Operations
Three Months Ended May 31, 2008 Compared to Three Months Ended May 31, 2007
Overview
Total revenues for the three months ended May 31, 2008 were $382.1 million, a decrease of $4.5 million from revenues of $386.6 million in the prior comparable period. Net earnings were $8.1 million for the three months ended May 31, 2008 compared to net earnings of $13.0 million for the three months ended May 31, 2007.
Manufacturing Segment
Manufacturing revenue includes results from new railcar and marine production. New railcar delivery and backlog information includes all facilities.

THE GREENBRIER COMPANIES, INC.
Manufacturing revenue for the three months ended May 31, 2008 was $201.8 million compared to $241.4 million in the corresponding prior period, a decrease of $39.6 million. The decrease was primarily the result of lower deliveries. New railcar deliveries were approximately 2,200 units in the current period compared to 3,000 units in the prior comparable period.
Manufacturing margin as a percentage of revenue for the three months ended May 31, 2008 was 0.5% compared to a margin of 8.4% for the three months ended May 31, 2007. The decrease was primarily due to lower production levels, rising steel prices and surcharges, loss contingencies of $5.3 million accrued on certain future railcar production $0.5 million of severance costs and a less favorable product mix and pricing environment, partially offset by relief of certain contractual obligations.
Refurbishment & Parts Segment
Refurbishment & parts revenue of $152.4 million for the three months ended May 31, 2008 increased by $34.2 million from revenue of $118.2 million in the prior comparable period. The increase was primarily due to acquisition growth, increased volumes of parts and wheels and favorable scrap pricing.
Refurbishment & parts margin as a percentage of revenue was 21.0% for the three months ended May 31, 2008 compared to 18.5% for the three months ended May 31, 2007. Margins were positively impacted by increases in scrap prices, a more favorable product mix and increased volumes.
Leasing & Services Segment
Leasing & services revenue increased $0.9 million to $27.9 million for the three months ended May 31, 2008 compared to $27.0 million for the three months ended May 31, 2007. The increase was a result of additions to the lease fleet and new management agreements, partially offset by lower interim rents earned from assets held for sale.
Leasing & services margin as a percentage of revenue was 56.2% and 58.0% for the three-month periods ended May 31, 2008 and 2007. The decrease was primarily a result of a reduction in interim rent on assets held for sale which have no associated cost of revenue.
Other Costs
Selling and administrative expense was $23.4 million for the three months ended May 31, 2008 compared to $20.1 million for the comparable prior period, an increase of $3.3 million. The increase was primarily due to increased employee related costs including severance of $1.3 million due to reductions in work force, professional costs associated with strategic initiatives, integration costs of recent acquisitions and a full quarter of expenses related to our Mexican joint venture facility which commenced production in May 2007.
Interest and foreign exchange expense decreased $1.0 million to $9.9 million for the three months ended May 31, 2008, compared to $10.9 million in the prior comparable period. The decrease was principally due to a $0.8 million decrease in foreign exchange losses from $0.7 million loss in the prior period to a gain of $0.1 million in the current period.
In April 2007, The Board of Directors approved the permanent closure of TrentonWorks. During the quarter ended May 31, 2007, special charges of $3.1 million related to the closure were incurred which consist of $2.9 million in employee termination costs and $0.2 million in professional fees and other costs.
Income Taxes
The provision for income tax expense was $7.6 million and $11.0 million for the three months ended May 31, 2008 and 2007. The provision for income taxes is based on projected geographical mix of consolidated results from operations for the entire year which results in an estimated 54.9% annual effective tax rate on pre-tax income. The effective tax rate fluctuates from year to year due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating losses for certain operations with no related tax benefit.

THE GREENBRIER COMPANIES, INC.
The actual tax rate for the third quarter of the fiscal year 2008 was 49.7% as compared to 46.7% in the prior comparable period. The actual rate of 49.7% differs from the estimated effective rate of 54.9% due to revisions to our projected geographical mix of consolidated results from operations.
Minority Interest
Minority interest for the three months ended May 31, 2008 consists of the sharing of losses from our Mexican railcar manufacturing joint venture that began production in May of 2007.
Nine Months Ended May 31, 2008 Compared to Nine Months Ended May 31, 2007
Overview
Total revenues for the nine months ended May 31, 2008 were $928.1 million, an increase of $54.9 million from revenues of $873.2 million in the prior comparable period. Net earnings were $12.2 million for the nine months ended May 31, 2008 compared to net earnings of $8.8 million for the nine months ended May 31, 2007.
Manufacturing Segment
Manufacturing revenue for the nine months ended May 31, 2008 was $484.4 million compared to $529.3 million in the corresponding prior period, a decrease of $44.9 million. The decrease was primarily the result of lower deliveries. New railcar deliveries were approximately 5,400 units in the current period and 6,200 units in the prior comparable period.
Manufacturing margin as a percentage of revenue for the nine months ended May 31, 2008 was 3.1% compared to 5.8% for the nine months ended May 31, 2007. The decrease was primarily due to rising steel prices and surcharges, loss contingencies of $5.3 million accrued on certain future production, $0.5 million of severance, lower production levels and start up costs and production inefficiencies at our Mexican joint venture facility, partially offset by relief of certain contractual obligations. The prior period was also impacted by negative margins at TrentonWorks that closed permanently during the third quarter of 2007.
Refurbishment & Parts Segment
Refurbishment & parts revenue of $368.8 million for the nine months ended May 31, 2008 increased by $104.0 million from revenue of $264.8 million in the prior comparable period. The increase was primarily due to acquisition related growth, increases in wheelset volumes and scrap steel prices.
Refurbishment & parts margin as a percentage of revenue was 17.9% for the nine months ended May 31, 2008 compared to 16.4% for the nine months ended May 31, 2007. Higher margins were a result of the growth of our wheel business and the positive impact of higher scrap steel prices.
Leasing & Services Segment
Leasing & services revenue decreased $4.4 million to $74.8 million for the nine months ended May 31, 2008 compared to $79.2 million for the nine months ended May 31, 2007. The change was primarily a result of a $3.8 million decrease in gains on disposition of assets from the lease fleet, lower interim rent on railcars held for sale and lower interest income.
Pre-tax earnings of $7.0 million were realized on the disposition of leased equipment, compared to $10.8 million in the prior comparable period. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.
Leasing & services margin as a percentage of revenue decreased to 51.3% for the nine months ended May 31, 2008 compared to 56.6% for the nine months ended May 31, 2007. The change was primarily a result of decreases in

THE GREENBRIER COMPANIES, INC.
gains on disposition of assets from the lease fleet, interest income and interim rent on assets held for sale, all of which have no associated cost of revenue.
Other Costs
Selling and administrative costs were $64.6 million for the nine months ended May 31, 2008 compared to $56.0 million for the comparable prior period, an increase of $8.6 million. The increase was primarily due to increased employee costs including severance of $1.3 million related to reductions in work force, professional costs associated with strategic initiatives, integration costs of recent acquisitions, business process improvement at existing facilities, costs associated with our Mexican joint venture facility that commenced production in May 2007 and plant overhead from TrentonWorks.
Interest and foreign exchange decreased $0.7 million to $30.3 million for the nine months ended May 31, 2008, compared to $31.0 million in the prior comparable period. Interest expense decreased $1.1 million due to lower variable interest rates and the de-consolidation of TrentonWorks. Foreign exchange losses increased $0.4 million to $1.3 million compared to $0.9 million in the prior year.
In April 2007, our board of directors approved the permanent closure of TrentonWorks. As a result of the facility closure decision, special charges of $2.3 million were recorded during nine months ended May 31, 2008 consisting of severance costs and professional and other expenses. On March 13, 2008 this subsidiary filed for bankruptcy with The Office of the Superintendent of Bankruptcy Canada whereby the assets of TrentonWorks are being administered and liquidated by an appointed trustee. Beginning on March 13, 2008 the results of TrentonWorks were de-consolidated and no additional charges were subsequently incurred.
Special charges of $19.6 million were recorded during the nine months ended May 31, 2007. These charges consisted of $14.1 million associated with property, plant and equipment, $1.3 million related to inventory and $1.1 million write-off of goodwill and other, $2.9 million in severance costs and $0.2 million of professional and other fees associated with the closure.
Income Tax
The provision for income taxes expense was $12.4 million and $3.4 million for the nine months ended May 31, 2008 and 2007. The provision for income taxes is based on projected consolidated results of operations for the entire year which results in an estimated 54.9% annual effective tax rate on pre-tax income. The effective tax rate fluctuates from year to year due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating losses for certain operations with no related tax benefit. The actual tax rate for the first nine months of the fiscal year 2008 was 56.3% as compared to 28.0% in the prior comparable period. The actual rate of 56.3% differs from the estimated effective rate of 54.9% due to revisions to our projected geographical mix of consolidated results from operations.
Minority Interest
Minority interest for the nine months ended May 31, 2008 consists of the sharing of losses from our Mexican railcar manufacturing joint venture that began production in May of 2007.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings of the of the castings joint venture was $0.5 million for the nine months ended May 31, 2008 compared to a loss of $0.1 million for the nine months ended May 31, 2007. The increase in earnings was associated with higher production levels and lower warranty costs in the current year.
Liquidity and Capital Resources
We have been financed through cash generated from operations and borrowings. During the nine months ended May 31, 2008, cash decreased $20.8 million from August 31, 2007.

THE GREENBRIER COMPANIES, INC.
Cash provided by operations for the nine months ended May 31, 2008 was $20.0 million compared to $29.8 million for the nine months ended May 31, 2007. The change is due primarily to timing of working capital needs including purchases of inventory and timing of customer payments.
Cash used in investing activities was $141.1 million for the nine months ended May 31, 2008 compared to $280.5 million in the prior comparable period. Cash usage during the current year is primarily due to the acquisitions of AARE and RBI and capital expenditures. The prior comparable period cash utilization was primarily due to the acquisitions of Meridian Rail Holdings Corp and Rail Car America.
Capital expenditures totaled $64.5 million and $126.4 million for the nine months ended May 31, 2008 and 2007. Of these capital expenditures, approximately $41.3 million and $107.6 million were attributable to leasing & services operations for the nine months ended May 31, 2008 and 2007. Leasing & services capital expenditures for 2008 are expected to be approximately $45.0 million depending on market conditions and fleet management objectives. We regularly sell assets from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures. Proceeds from the sale of equipment were $13.4 million and $114.7 million for the nine months ended May 31, 2008 and 2007.
Approximately $18.4 million and $15.2 million of capital expenditures for the nine months ended May 31, 2008 and 2007 were attributable to manufacturing operations. Capital expenditures for manufacturing operations are expected to be approximately $30.0 million in 2008 and primarily relate to expansion of manufacturing capacity at our joint venture in Mexico.
Refurbishment & parts capital expenditures for the nine months ended May 31, 2008 and 2007 were $4.8 million and $3.6 million and are expected to be approximately $10.0 million in 2008.
Cash provided by financing activities was $97.9 million for the nine months ended May 31, 2008 compared to $134.3 million in the nine months ended May 31, 2007. During the nine months ended May 31, 2008 we received $48.9 million in net proceeds from borrowings under revolving credit lines and $49.6 in net proceeds from term loan borrowings. In the prior period, we received $34.1 million in net proceeds from borrowings under revolving credit lines and $99.4 million from term loan debt.
All amounts originating in foreign currency have been translated at the May 31, 2008 exchange rate for the following discussion. Senior secured revolving credit facilities aggregated $341.5 million as of May 31, 2008, of which $101.4 million in revolving notes and $3.7 million in letters of credit are outstanding. Available borrowings are generally based on defined levels of inventory, receivables, and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which as of May 31, 2008 levels would provide for maximum additional borrowing of $156.0 million. A $290.0 million revolving line of credit is available through November 2011 to provide working capital and interim financing of equipment for the United States and Mexican operations. Advances under the U.S. facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. At May 31, 2008, there was $52.5 million in revolving notes and $3.7 million in letters of credit outstanding under the United States credit facility. Lines of credit totaling $51.5 million are available for working capital needs of the European manufacturing operation. As of May 31, 2008 these European credit facilities have maturities that range from June 27, 2008 through March 31, 2009. As of May 31, 2008, there was $48.9 million outstanding on the European credit facilities. Subsequent to quarter end the European credit lines have maximum availability of $47.0 million with maturities that range from August 8, 2008 to June 26, 2009.
The revolving and operating lines of credit, along with notes payable, contain covenants with respect to the Company and various subsidiaries, the most restrictive of which, among other things, limit the ability to: incur additional indebtedness or guarantees; pay dividends; enter into sale leaseback transactions; create liens; sell assets; engage in transactions with affiliates, including but not limited to; loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all the Company’s assets; and enter into new lines of business. The covenants also require certain minimum levels of tangible net worth, maximum ratios of debt to equity or total capitalization and minimum levels of interest coverage. Currently we are seeking a line of credit to support certain of our foreign operations due in part to current limitations in our existing loan covenants.

THE GREENBRIER COMPANIES, INC.
In accordance with customary business practices in Europe, we have $18.0 million in third party performance, advance payment and warranty guarantee facilities all of which have been utilized as of May 31, 2008. To date, no amounts have been drawn under these performance, advance payment and warranty guarantees.
We have advanced $1.0 million in long term advances to an unconsolidated subsidiary which are secured by accounts receivable and inventory. As of May 31, 2008, this same unconsolidated subsidiary had $5.1 million in third party debt for which we have guaranteed 33% or approximately $1.7 million. In the event that there is a change in control or insolvency by any of the three 33% investors that have guaranteed the debt, the remaining investors’ share of the guarantee will increase proportionately.
As of May 31, 2008, we had outstanding letters of credit aggregating $3.7 million associated with facility leases and payroll.
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
The issuance of $50.0 million in term debt in the current period has resulted in an increase in our estimated future contractual cash obligations for interest from what was reported in our 2007 Annual Report on Form 10-K. Future cash obligations related to principal and interest associated with this debt are $3.7 million in 2009, $3.1 million in 2010, $3.1 million in 2011, $3.1 million in 2012 and $48.7 million thereafter.
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

THE GREENBRIER COMPANIES, INC.
Forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier’s control. The following are among the factors that could cause actual results or outcomes to differ materially from the forward-looking statements:
•	a delay or failure of acquired businesses, start-up operations, products or services to compete successfully;
•	decreases in carrying value of assets due to impairment;
•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;
•	changes in future maintenance or warranty requirements;
•	fluctuations in demand for newly manufactured railcars or failure to obtain orders as anticipated in developing forecasts;
•	effects of local statutory accounting;
•	domestic and global business conditions and growth or reduction in the surface transportation industry;
•	ability to maintain good relationships with third party labor providers or collective bargaining units;
•	steel price increases, scrap surcharges, steel scrap prices and other commodity price fluctuations and their impact on railcar and wheel demand and margin;
•	ability to deliver railcars in accordance with customer specifications;
•	changes in product mix and the mix among reporting segments;
•	labor disputes, energy shortages or operating difficulties that might disrupt manufacturing operations or the flow of cargo;
•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of alliance partners, subcontractors or suppliers;
•	ability to obtain suitable contracts for railcars held for sale;
•	lower than anticipated residual values for leased equipment;
•	discovery of defects in railcars resulting in increased warranty costs or litigation;
•	resolution or outcome of pending or future litigation and investigations;
•	the ability to consummate expected sales;
•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under the contracts as anticipated;
•	financial condition of principal customers;
•	market acceptance of products;
•	ability to determine and obtain adequate levels of insurance and at acceptable rates;
•	disputes arising from creation, use, licensing or ownership of intellectual property in the conduct of the Company’s business;
•	competitive factors, including introduction of competitive products, price pressures, limited customer base and competitiveness of our manufacturing facilities and products;
•	industry overcapacity and our manufacturing capacity utilization;
•	continued industry demand at current and anticipated levels for railcar products;
•	domestic and global political, regulatory or economic conditions including such matters as terrorism, war, embargoes or quotas;
•	ability to adjust to the cyclical nature of the railcar industry;
•	the effects of car hire deprescription on leasing revenue;

•	changes in interest rates;
•	actions by various regulatory agencies;
•	changes in fuel and/or energy prices;
•	risks associated with intellectual property rights of Greenbrier or third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;
•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;
•	availability of a trained work force and availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;
•	failure to successfully integrate acquired businesses;
•	discovery of unknown liabilities associated with acquired businesses;

THE GREENBRIER COMPANIES, INC.
•	failure of or delay in implementing and using new software or other technologies;
•	ability to replace maturing lease revenue and earnings with revenue and earnings from additions to the lease fleet and management services; and
•	financial impacts from currency fluctuations in our worldwide operations.
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
We have operations in Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At May 31, 2008, $128.0 million of forecast sales were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results. We believe the exposure to foreign exchange risk is not material.
In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At May 31, 2008, net assets of foreign subsidiaries aggregated $17.1 million and a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of $1.7 million, 0.7% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.
Interest Rate Risk
We have managed our floating rate debt with interest rate swap agreements, effectively converting $9.3 million of variable rate debt to fixed rate debt. At May 31, 2008, the exposure to interest rate risk is reduced since 55% of our debt has fixed rates and 45% has floating rates. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt. At May 31, 2008, a uniform 10% increase in interest rates would result in approximately $1.1 million of additional annual interest expense.

THE GREENBRIER COMPANIES, INC.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no material changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
On April 1, 2008 James W. Cruckshank was appointed Chief Accounting Officer. He is the Company’s Principal Accounting Officer. Our Chief Financial Officer, Mark J. Rittenbaum, remains our Principal Financial Officer.

THE GREENBRIER COMPANIES, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There is hereby incorporated by reference the information disclosed in Note 15 to Consolidated Financial Statements, Part I of this quarterly report.
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

THE GREENBRIER COMPANIES, INC.
Date: July 10, 2008	By:	/s/ Mark J. Rittenbaum
Mark J. Rittenbaum
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Date: July 10, 2008	By:	/s/ James W. Cruckshank
James W. Cruckshank
Senior Vice Present and Chief Accounting Officer (Principal Accounting Officer)