Form 10-K
period 2008-08-31
GREENBRIER COMPANIES INC
filed 2008-11-10
CIK 923120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

Form 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 31, 2008

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

Large accelerated filer	Accelerated filer X	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No  X

Aggregate market value of the Registrant’s Common Stock held by non-affiliates as of February 29, 2008 (based on the closing price of such shares on such date) was $430,105,050.

The number of shares outstanding of the Registrant’s Common Stock on October 28, 2008 was 16,616,232, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Registrant’s Proxy Statement dated November 25, 2008 prepared in connection with the Annual Meeting of Stockholders to be held on January 9, 2009 are incorporated by reference into Parts II and III of this Report.

The Greenbrier Companies, Inc.

Form 10-K

		PAGE

	FORWARD-LOOKING STATEMENTS	3
PART I

Item 1.	BUSINESS	5
Item 1a.	RISK FACTORS	11
Item 1b.	UNRESOLVED STAFF COMMENTS	18
Item 2.	PROPERTIES	19
Item 3.	LEGAL PROCEEDINGS	19
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTER’S AND ISSUER PURCHASES OF EQUITY SECURITIES	20
Item 6.	SELECTED FINANCIAL DATA	22
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	32
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	70
Item 9a.	CONTROLS AND PROCEDURES	71
Item 9b.	OTHER INFROMATION	72

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	73
Item 11.	EXECUTIVE COMPENSATION	73
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	73
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	73
Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	73

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	74
	SIGNATURES	77
	CERTIFICATIONS	78
EX-10.7
EX-10.11
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.21
EX-10.23
EX-10.24
EX-10.25
EX-10.26
EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

2	The Greenbrier Companies 2008 Annual Report

Forward-Looking Statements

From time to time, The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) or their representatives have made or may make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

•	availability of financing sources and borrowing base for working capital, other business development activities, capital spending and railcar warehousing activities;
•	ability to renew or obtain sufficient lines of credit and performance guarantees on acceptable terms;
•	ability to utilize beneficial tax strategies;
•	ability to grow our refurbishment & parts and lease fleet and management services businesses;
•	ability to obtain sales contracts which contain provisions for the escalation of prices due to increased costs of materials and components;
•	ability to obtain adequate certification and licensing of products; and
•	short- and long-term revenue and earnings effects of the above items.

Forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier’s control. The following are among the factors that could cause actual results or outcomes to differ materially from the forward-looking statements:

•	a delay or failure of acquired businesses, start-up operations, products or services to compete successfully;
•	decreases in carrying value of assets due to impairment;
•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;
•	changes in future maintenance or warranty requirements;
•	fluctuations in demand for newly manufactured railcars or failure to obtain orders as anticipated in developing forecasts;
•	effects of local statutory accounting;
•	domestic and global business conditions and growth or reduction in the surface transportation industry;
•	ability to maintain good relationships with third party labor providers or collective bargaining units;
•	steel price fluctuations, scrap surcharges, steel scrap prices and other commodity price fluctuations and their impact on railcar and wheel demand and margin;
•	ability to deliver railcars in accordance with customer specifications;
•	changes in product mix and the mix among reporting segments;
•	labor disputes, energy shortages or operating difficulties that might disrupt manufacturing operations or the flow of cargo;
•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of alliance partners, subcontractors or suppliers;
•	ability to obtain suitable contracts for railcars held for sale;
•	lower than anticipated residual values for leased equipment;
•	discovery of defects in railcars resulting in increased warranty costs or litigation;
•	resolution or outcome of pending or future litigation and investigations;
•	the ability to consummate expected sales;
•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under the contracts as anticipated;
•	financial condition of principal customers;
•	market acceptance of products;
•	ability to determine and obtain adequate levels of insurance and at acceptable rates;

The Greenbrier Companies 2008 Annual Report	3

•	disputes arising from creation, use, licensing or ownership of intellectual property in the conduct of the Company’s business;
•	competitive factors, including introduction of competitive products, price pressures, limited customer base and competitiveness of our manufacturing facilities and products;
•	industry overcapacity and our manufacturing capacity utilization;
•	continued industry demand at current and anticipated levels for railcar products;
•	domestic and global political, regulatory or economic conditions including such matters as terrorism, war, embargoes or quotas;
•	ability to adjust to the cyclical nature of the railcar industry;
•	the effects of car hire deprescription on leasing revenue;
•	changes in interest rates;
•	actions by various regulatory agencies;
•	changes in fuel and/or energy prices;
•	risks associated with intellectual property rights of Greenbrier or third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;
•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;
•	availability of a trained work force and availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;
•	failure to successfully integrate acquired businesses;
•	discovery of unknown liabilities associated with acquired businesses;
•	failure of or delay in implementing and using new software or other technologies;
•	ability to replace maturing lease revenue and earnings with revenue and earnings from additions to the lease fleet and management services; and
•	financial impacts from currency fluctuations in our worldwide operations.

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

All references to years refer to the fiscal years ended August 31st unless otherwise noted.

The Greenbrier Companies is a registered trademark of The Greenbrier Companies, Inc. Gunderson, Maxi-Stack, Auto-Max and YSD are registered trademarks of Gunderson LLC.

4	The Greenbrier Companies 2008 Annual Report

PART I

Item 1.	BUSINESS

Introduction

We are one of the leading designers, manufacturers and marketers of railroad freight car equipment in North America and Europe and a leading provider of railcar refurbishment and parts, leasing and other services to the railroad and related transportation industries in North America.

In North America, we operate an integrated business model that combines freight car manufacturing, repair and refurbishment, component parts reconditioning, leasing and fleet management services to provide customers with a comprehensive set of freight car solutions. This model allows us to develop synergies between our various business activities.

We operate in three primary business segments: manufacturing, refurbishment & parts and leasing & services. Financial information about our business segments for the years ended August 31, 2008, 2007 and 2006 is located in Note 24 to our Consolidated Financial Statements.

We are a corporation formed in 1981. Our principal executive offices are located at One Centerpointe Drive, Suite 200, Lake Oswego, Oregon 97035, our telephone number is (503) 684-7000 and our internet web site is located at http://www.gbrx.com.

Significant Developments in 2008

In April 2008 we purchased substantially all of the operating assets of Roller Bearing Industries, Inc. (RBI) for $7.8 million in cash, plus or minus working capital adjustments. RBI operates a railcar bearings reconditioning business in Elizabethtown, Kentucky. Reconditioned bearings are used in the refurbishment of railcar wheelsets.

In March 2008 we purchased substantially all of the operating assets of American Allied Railway Equipment Company and its affiliates (AARE) for $83.3 million in cash, plus or minus working capital adjustments. We acquired two wheel facilities in Washington, Illinois and Macon, Georgia, which supply new and reconditioned wheelsets to freight car maintenance locations and to new railcar manufacturing facilities. We also acquired AARE’s parts reconditioning business in Peoria, Illinois, where we recondition railcar yokes, couplers, side frames and bolsters.

In March 2008, one of our subsidiaries, TrentonWorks Ltd. (TrentonWorks) filed for bankruptcy with the Office of the Superintendent of Bankruptcy Canada, whereby the assets of TrentonWorks are being administered and liquidated by an appointed trustee. The Company has not guaranteed any obligations of TrentonWorks and does not believe it will be liable for any of TrentonWorks’ liabilities. As a result of the bankruptcy, we discontinued consolidation of TrentonWorks’ financial statements beginning on March 13, 2008 and began reporting our investment in TrentonWorks using the cost method. As a result of the facility closure in April 2007, we recorded special charges of $2.3 million during the first six months of fiscal year 2008 consisting of severance costs and professional and other expenses.

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

The Greenbrier Companies 2008 Annual Report	5

approximately 40% in flat cars and 30% in boxcars over the last five years. The primary products we produce for the North American market are:

Intermodal Railcars - We manufacture a comprehensive range of intermodal railcars. Our most important intermodal product is our articulated double-stack railcar. The double-stack railcar is designed to transport containers stacked two-high on a single platform. An articulated double-stack railcar is comprised of up to five platforms each of which is linked by a common set of wheels and axles. Our comprehensive line of articulated and non-articulated double-stack intermodal railcars offers varying load capacities and configurations. The double-stack railcar provides significant operating and capital savings over other types of intermodal railcars.

Conventional Railcars - We produce a wide range of boxcars, which are used in forest products, automotive, perishables and general merchandise applications. We also produce a variety of covered hopper cars for the grain, cement and plastics industries as well as gondolas for the steel and metals markets and various other conventional railcar types, including our proprietary Auto-Max car. Our flat car products include center partition cars for the forest products industry, bulkhead flat cars, flat cars for automotive transportation and solid waste service flat cars.

Tank Cars - We are developing a line of tank car products for the North American market. The initial product will be a 30,000-gallon non-coiled, non-insulated tank car, which will be used to transport ethanol, methanol and more than 60 other commodities. Delivery of this car type is expected to begin in the first quarter of fiscal 2009.

European Railcar Manufacturing - Our European manufacturing operation produces a variety of railcar types, including a comprehensive line of pressurized tank cars for liquid petroleum gas and ammonia and non-pressurized tank cars for light oil, chemicals and other products. In addition, we produce flat cars, coil cars for the steel and metals market, coal cars for both the continental European and United Kingdom markets, gondolas, sliding wall cars and automobile transporter cars. Although no formal statistics are available for the European market, we believe we are one of the largest new freight car manufacturers with an estimated market share of 10-15%.

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

Refurbishment & Parts

Railcar Repair, Refurbishment and Component Parts Manufacturing - We believe we operate the largest independent repair, refurbishment and component parts networks in North America, operating in 39 locations. Our network of railcar repair and refurbishment shops performs heavy railcar repair and refurbishment, as well as routine railcar maintenance. We are actively engaged in the repair and refurbishment of railcars for third parties, as well as of our own leased and managed fleet. Our wheel shops provide complete wheel services including reconditioning of wheels, axles and roller bearings. Our component parts facilities recondition railcar cushioning units, couplers, yokes, side frames, bolsters and various other parts. We also produce roofs, doors and associated parts for boxcars.

Leasing & Services

Leasing - Our relationships with financial institutions, combined with our ownership of a lease fleet of approximately 9,000 railcars, enables us to offer flexible financing programs including traditional direct finance leases, operating leases and “by the mile” leases to our customers. As an equipment owner, we participate principally in the operating lease segment of the market. The majority of our leases are “full service” leases whereby we are responsible for maintenance and administration. Maintenance of the fleet is provided, in part, through our own facilities and engineering and technical staff. Assets from our owned lease fleet are periodically sold to take advantage of market conditions, manage risk and maintain liquidity.

Management Services - Our management services business offers a broad range of services that include railcar maintenance management, railcar accounting services such as billing and revenue collection, car hire receivable

6	The Greenbrier Companies 2008 Annual Report

and payable administration, total fleet management including railcar tracking using proprietary software, administration and railcar remarketing. Frequently, we originate leases of railcars with railroads or shippers, and sell the railcars and attached leases to financial institutions and subsequently provide management services under multi-year agreements. We currently own or provide management services for a fleet of approximately 146,000 railcars in North America for railroads, shippers, carriers and other leasing and transportation companies.

	Fleet Profile(1)
	As of August 31, 2008
	Owned	Managed	Total
	Units(2)	Units	Units

Customer Profile:
Class I Railroads	3,799	108,930	112,729
Non-Class I Railroads	1,152	13,391	14,543
Shipping Companies	3,044	6,723	9,767
Leasing Companies	184	8,233	8,417
En route to Customer Location	37	37	74
Off-lease	415	383	798

Total Units	8,631	137,697	146,328

(1)	Each platform of a railcar is treated as a separate unit.
(2)	Percent of owned units on lease is 95.2% with an average remaining lease term of 3.1 years. The average age of owned units is 16 years.

Backlog

The following table depicts our reported railcar backlog in number of railcars and estimated future revenue value attributable to such backlog, at the dates shown:

	August 31,
	2008	2007	2006

New railcar backlog units(1)	16,200	12,100	14,700
Estimated future revenue value (in millions)(2)	$1,440	$830	$1,000

(1)	Each platform of a railcar is treated as a separate unit.
(2)	Subject to change based on finalization of product mix.

Based on current production plans, approximately 3,900 units in backlog are scheduled for delivery in fiscal year 2009. The backlog includes approximately 8,500 units, scheduled for delivery beyond fiscal year 2009, that are subject to our fulfillment of certain competitive conditions. A portion of the orders included in backlog includes an assumed product mix. Under terms of the order, the exact mix will be determined in the future which may impact the dollar amount of backlog. In addition, a substantial portion of our backlog consists of orders for tank cars which are a new product type for us in North America.

Marine backlog was approximately $145.0 million as of August 31, 2008, of which approximately $75.0 million is scheduled for delivery in fiscal year 2009. The balance of the production is scheduled into 2012. Subsequent to year end additional orders were received increasing backlog to approximately $200.0 million.

The backlog is based on customer orders that we believe are firm and does not include production for our own lease fleet. We build railcars for our own lease fleet and do not include this production in our backlog. Customer orders may be subject to cancellation and other customary industry terms and conditions. Historically, little variation has been experienced between the product ordered and the product actually delivered. The backlog is not necessarily indicative of future results of operations.

The Greenbrier Companies 2008 Annual Report	7

Customers

Our railcar customers in North America include Class I railroads, regional and short-line railroads, leasing companies, shippers, carriers and transportation companies. We have strong, long-term relationships with many of our customers. We believe that our customers’ preference for high quality products, our technological leadership in developing innovative products and competitive pricing of our railcars have helped us maintain our long standing relationships with our customers.

In 2008, revenue from one customer, Burlington Northern and Santa Fe Railway Company (BNSF) accounted for approximately 26% of total revenue, 31% of leasing & services revenue, 12% of refurbishment & parts revenue and 36% of manufacturing revenue. Two other customers, TTX Company and Union Pacific Railroad, together accounted for approximately 37% of refurbishment & parts revenue.

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

Competition in the marine industry is dependent on the type of product produced. There are two main competitors, located in the Gulf States, which build product types similar to ours. We compete on the basis of experienced labor and a proven track record for quality and delivery. United States (U.S.) coastwise law, commonly referred to as the Jones Act, requires all commercial vessels transporting merchandise between ports in the U.S. to be built, owned, operated and manned by U.S. citizens and to be registered under the U.S. flag.

We believe that we are among the top five European railcar manufacturers which maintain a combined market share of over 80%. European freight car manufacturers are largely located in central and eastern Europe where labor rates are lower and work rules are more flexible.

Competition in the refurbishment & parts business is dependent on the type of product or service provided. There are many competitors in the railcar repair and refurbishment business and fewer competitors in the wheel and other parts businesses. We are one of the largest competitors in each business. We compete primarily on the basis of quality, single source solutions and engineering expertise.

There are about twenty institutions that provide railcar leasing and services similar to ours. Many of them are also customers which buy leased railcars and new railcars from our manufacturing facilities. More than half of these institutions have greater resources than we do. We compete primarily on the basis of quality, price, delivery, reputation, service offerings and deal structuring ability. We believe our strong servicing capability, integrated with

8	The Greenbrier Companies 2008 Annual Report

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

In Europe, we maintain relationships with customers through a network of country-specific sales representatives. Our engineering and technical staff works closely with their customer counterparts on the design and certification of railcars. Many European railroads are state-owned and are subject to European Union regulations covering the tender of government contracts.

Through our customer relationships, insights are derived into the potential need for new products and services. Marketing and engineering personnel collaborate to evaluate opportunities and identify and develop new products. Research and development costs incurred for new product development during 2008, 2007 and 2006 were $2.9 million, $2.4 million and $2.2 million.

Patents and Trademarks

We have a number of U.S. and non-U.S. patents of varying duration, and pending patent applications, registered trademarks, copyrights and trade names that are important to our products and product development efforts. The protection of our intellectual property is important to our business and we have a proactive program aimed at protecting our intellectual property and the results from our research and development.

Environmental Matters

We are subject to national, state and local environmental laws and regulations concerning, among other matters, air emissions, wastewater discharge, solid and hazardous waste disposal and employee health and safety. Prior to acquiring facilities, we usually conduct investigations to evaluate the environmental condition of subject properties and may negotiate contractual terms for allocation of environmental exposure arising from prior uses. We operate our facilities in a manner designed to maintain compliance with applicable environmental laws and regulations.

Environmental studies have been conducted of the Company’s owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting Greenbrier’s facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). Greenbrier and more than 80 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances at the site. At this time, ten private and public entities, including the Company, have signed an Administrative Order of Consent to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The study is expected to be completed in 2010. In May 2006, the EPA notified several additional entities, including other federal agencies that it is prepared to issue unilateral orders compelling additional participation in the remedial investigation. Some of those entities subsequently contributed funds to the RI/FS effort. In addition, the Company has entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. The Company is also conducting groundwater remediation relating to a historical spill on the property which antedates its ownership.

The Greenbrier Companies 2008 Annual Report	9

Because these environmental investigations are still underway, the Company is unable to determine the amount of ultimate liability relating to these matters. Based on the results of the pending investigations and future assessments of natural resources damages, Greenbrier may be required to incur costs associated with additional phases of investigation or remedial action, and may be liable for damages to natural resources. In addition, the Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways, on the Willamette River in Portland, Oregon, and the river’s classification as a Superfund site could result in some limitations on future dredging and launch activities. Any of these matters could adversely affect the Company’s business and results of operations, or the value of its Portland property.

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

The primary regulatory and industry authorities involved in the regulation of the ocean-going barge industry are the U.S. Coast Guard, the U.S. National Transportation Safety Board, the U.S. Customs Service, the Maritime Administration of the U.S. Department of Transportation, and private industry organizations such as the American Bureau of Shipping. The Oil Pollution Act of 1990 (OPA 90) was enacted as a result of the Exxon Valdez oil spill. OPA 90 created a new legal regime to increase pollution prevention, ensure better spill response capability, increase liability of spills, and facilitate prompt compensation for cleanup and pollution damage. OPA 90 also established phase-out dates for existing single-hull tanker vessels and required all newly constructed tanker vessels to meet double-hull standards. Beginning in 2015, all tanker vessels trading in the U.S. must meet double-hull standards.

Harmonization of the European Union (EU) regulatory framework is an ongoing process. The regulatory environment in Europe consists of a combination of EU regulations and country specific regulations. In January 2007, the EU introduced a harmonized set of Technical Standards for Interoperability (TSI) of freight wagons throughout the EU. All freight wagons ordered after that date must be produced in accordance with the TSI standards.

Employees

As of August 31, 2008, we had 4,174 full-time employees, consisting of 2,185 employees in manufacturing, 1,835 in refurbishment & parts and 154 employees in leasing & services and corporate. At the manufacturing facility in Swidnica, Poland, 340 employees are represented by unions. At our refurbishment & parts locations, 272 employees are represented by unions. At our Frontera, Mexico joint venture manufacturing facility, 364 employees are represented by a union. In addition to our own employees, 433 union employees work at our Sahagun, Mexico railcar manufacturing facility under our services agreement with Bombardier Transportation. We believe that our relations with our employees are generally good.

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

10	The Greenbrier Companies 2008 Annual Report

Item 1a. RISK FACTORS

Risks Related to Our Business

Recent turmoil in the credit markets and the financial services industry could negatively impact the Company’s business, results of operations, financial condition or liquidity.

Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions, an unprecedented level of intervention from the United States federal government and other foreign governments and tighter availability of credit. While the ultimate outcome of these events cannot be predicted, they could have a negative impact on our liquidity and financial condition if our ability to borrow money to finance operations or obtain credit from trade creditors were to be impaired. In addition, the recent economic crisis could also adversely impact our customers’ ability to purchase or pay for products from us or our suppliers’ ability to provide us with product, either of which could negatively impact our business and results of operations.

Our level of indebtedness and terms of our indebtedness could adversely affect our business, financial condition and liquidity.

We have a high level of indebtedness, a portion of which has variable interest rates. Although we intend to refinance our debt upon maturity, there can be no assurance that we will be successful, or if refinanced, that it will be at favorable rates and terms. If we are unable to successfully refinance our debt, we could have inadequate liquidity to fund our ongoing cash needs. In addition, our high level of indebtedness and our financial covenants could limit our ability to borrow additional amounts of money for working capital, capital expenditures or other purposes. It could also limit our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt. The limitations of our financial covenants could restrict our ability to fund foreign operations, which in turn could limit their availability of cash for working capital needs and day to day operations. The high amount of debt increases our vulnerability to general adverse economic and industry conditions and could limit our ability to take advantage of business opportunities and to react to competitive pressures.

During economic downturns or a rising interest rate environment, the cyclical nature of our business results in lower demand for our products and reduced revenue.

The railcar business is cyclical. Overall economic conditions and the purchasing practices of railcar buyers have a significant effect upon our railcar manufacturing, refurbishment & parts and leasing & services businesses due to the impact on demand for new, refurbished, used and leased products. As a result, during downturns, we could operate with a lower level of backlog and may temporarily slow down or halt production at some or all of our facilities. Economic conditions that result in higher interest rates increase the cost of new leasing arrangements, which could cause some of our leasing customers to lease fewer of our railcars or demand shorter terms. An economic downturn or increase in interest rates may reduce demand for railcars, resulting in lower sales volumes, lower prices, lower lease utilization rates and decreased profits or losses.

A decline in performance of the rail freight industry would have an adverse effect on our financial condition and results of operations.

Our future success depends in part upon the performance of the rail freight industry. If railcar loadings do not meet expectations, railcar replacement rates do not meet expectations or industry demand for railcar products does not materialize due to price increases or other reasons, our financial condition and results of operations would be adversely affected.

The Greenbrier Companies 2008 Annual Report	11

We compete in a highly competitive and concentrated industry which may adversely impact our financial results.

We face aggressive competition by a concentrated group of competitors in all geographic markets and each industry sector in which we operate. Some of these companies have significantly greater resources or may operate more efficiently than we do. The effect of this competition could reduce our revenues and margins, limit our ability to grow, increase pricing pressure on our products, and otherwise affect our financial results. In addition, because of the concentrated nature of our competitors, customers and suppliers, we face a heightened risk that further consolidation of our competitors, customers and suppliers could adversely affect our revenues, cost of revenues and profitability.

We derive a significant amount of our revenue from a limited number of customers, the loss of one or more of which could have an adverse effect on our business.

A significant portion of our revenue and backlog is generated from a few major customers such as Burlington Northern Santa Fe Railroad, GE Equipment Services, Union Pacific Railroad and Crowley Maritime. Although we have some long-term contractual relationships with our major customers, we cannot be assured that our customers will continue to use our products or services or that they will continue to do so at historical levels. A reduction in the purchase or leasing of our products or a termination of our services by one or more of our major customers could have an adverse effect on our business and operating results.

Fluctuations in the availability and price of steel and other raw materials could have an adverse effect on our ability to manufacture and sell our products on a cost-effective basis and could adversely affect our margins and revenue of our refurbishment and parts business.

A significant portion of our business depends upon the adequate supply of steel at competitive prices and a small number of suppliers provide a substantial amount of our requirements. The cost of steel and all other materials used in the production of our railcars represents over two-thirds of our direct manufacturing costs per railcar.

Our businesses depend upon the adequate supply of other materials, including castings and specialty components, at competitive prices. We cannot be assured that we will continue to have access to supplies of necessary components for manufacturing railcars. Our ability to meet demand for our products could be adversely affected by the loss of access to any of these supplies, the inability to arrange alternative access to any materials, or suppliers limiting allocation of materials to us.

If the price of steel or other raw materials were to fluctuate and we were unable to adjust our selling prices or have adequate protection in our contracts against changes in material prices or reduce operating costs to offset any price increases, our margins would be adversely affected. The loss of suppliers or their inability to meet our price, quality, quantity and delivery requirements could have an adverse effect on our ability to manufacture and sell our products on a cost-effective basis.

When the price of scrap steel decreases it adversely impacts our refurbishment and parts margin and revenue. Part of our refurbishment and parts business involves scrapping steel parts and the resulting revenue from such scrap steel increases our margins and revenues. When the price of scrap steel declines, our margins and revenues in such business therefore decrease.

12	The Greenbrier Companies 2008 Annual Report

Our backlog is not necessarily indicative of the level of our future revenues.

Our manufacturing backlog is future production for which we have written orders from our customers in various periods, and estimated potential revenue attributable to the backlog. Some of this backlog is subject to our fulfillment of certain competitive conditions. Our reported backlog may not be converted to revenue in any particular period and actual revenue from such contracts may not equal our backlog revenues. Therefore, our backlog is not necessarily indicative of the level of our future revenues.

The timing of our asset sales and related revenue recognition could cause significant differences in our quarterly results and liquidity.

We may build railcars in anticipation of a customer order, or that are leased to a customer and ultimately sold to a third-party. The difference in timing of production of the railcars and the sale of such railcars could cause a fluctuation in our quarterly results and liquidity. In addition, we periodically sell railcars from our own lease fleet and the timing and volume of such sales is difficult to predict. As a result, comparisons of our quarterly revenues, income and liquidity between quarterly periods within one year and between comparable periods in different years may not be meaningful and should not be relied upon as indicators of our future performance.

A change in our product mix, a failure to design or manufacture products or technologies or achieve certification or market acceptance of new products or technologies or introduction of products by our competitors could have an adverse effect on our profitability and competitive position.

We manufacture and repair a variety of railcars. The demand for specific types of these railcars and mix of refurbishment work varies from time to time. These shifts in demand could affect our margins and could have an adverse effect on our profitability.

We continue to introduce new railcar products and technologies and periodically accept orders prior to receipt of railcar certification or proof of ability to manufacture a quality product that meets customer standards. We could be unable to successfully design or manufacture these new railcar products and technologies. Our inability to develop and manufacture such new products and technologies in a timely and profitable manner, to obtain certification, and achieve market acceptance or the existence of quality problems in our new products would have a material adverse effect on our revenue and results of operations and subject us to penalties, cancellation of orders and/or other damages. A new tank car line is scheduled to begin delivering cars in the first quarter of 2009. We have not previously designed, certified or manufactured tank cars for the North American market.

In addition, new technologies, changes in product mix or the introduction of new railcars and product offerings by our competitors could render our products obsolete or less competitive. As a result, our ability to compete effectively could be harmed.

We could be unable to remarket leased railcars on favorable terms upon lease termination or realize the expected residual values, which could reduce our revenue and decrease our overall return.

We re-lease or sell railcars we own upon the expiration of existing lease terms. The total rental payments we receive under our operating leases do not fully amortize the acquisition costs of the leased equipment, which exposes us to risks associated with remarketing the railcars. Our ability to remarket leased railcars profitably is dependent upon several factors, including, but not limited to, market and industry conditions, cost of and demand for newer models, costs associated with the refurbishment of the railcars and interest rates. Our inability to re-lease or sell leased railcars on favorable terms could result in reduced revenues, margins and decrease our overall returns.

The Greenbrier Companies 2008 Annual Report	13

Our manufacturer’s warranties could expose us to potentially significant claims.

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

If warranty claims attributable to actions of third party component manufacturers are not recoverable from such parties due to their poor financial condition or other reasons, we could be liable for warranty claims and other risks for using these materials on our railcars.

A reduction in negotiated or arbitrated car hire rates could reduce future car hire revenue.

A significant portion of our leasing & services revenue is derived from “car hire,” which is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Until 1992, the Interstate Commerce Commission directly regulated car hire rates by prescribing a formula for calculating these rates. The system of government prescribed rates has been superseded by a system known as deprescription, whereby railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate, then either party has the right to call for arbitration, in which either the owner’s or user’s rate is selected by the arbitrator to be effective for a one-year period. Substantially all railcars in our fleet are subject to deprescription. There is a risk that car hire rates could be negotiated or arbitrated to lower levels in the future. A reduction in car hire rates could reduce future car hire revenue and adversely affect our financial results.

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

Some of our employees belong to labor unions and strikes or work stoppages could adversely affect our operations.

We are a party to collective bargaining agreements with various labor unions at some of our operations. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot be assured that our relations with our workforce will remain positive or that union organizers will not be successful in future attempts to organize at some of our other facilities. If our workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with lay-offs, shutdowns or reductions in the size and scope of our operations.

14	The Greenbrier Companies 2008 Annual Report

Fluctuations in foreign currency exchange rates could lead to increased costs and lower profitability.

Outside of the United States, we operate in Mexico, Germany and Poland, and our non-U.S. businesses conduct their operations in local currencies and other regional currencies. We also source materials worldwide. Fluctuations in exchange rates may affect demand for our products in foreign markets or our cost competitiveness and may adversely affect our profitability. Although we attempt to mitigate a portion of our exposure to changes in currency rates through currency rate hedge contracts and other activities, these efforts cannot fully eliminate the risks associated with the foreign currencies. In addition, some of our borrowings are in foreign currency, giving rise to risk from fluctuations in exchange rates. A material or adverse change in exchange rates could result in significant deterioration of profits or in losses for us.

We have potential exposure to environmental liabilities, which could increase costs or have an adverse effect on results of operations.

We are subject to extensive national, state, provincial and local environmental laws and regulations concerning, among other things, air emissions, water discharge, solid waste and hazardous substances handling and disposal and employee health and safety. These laws and regulations are complex and frequently change. We could incur unexpected costs, penalties and other civil and criminal liability if we fail to comply with environmental laws. We also could incur costs or liabilities related to off-site waste disposal or remediating soil or groundwater contamination at our properties. In addition, future environmental laws and regulations may require significant capital expenditures or changes to our operations.

Our Portland facility is located adjacent to a portion of the Willamette River that has been designated as a federal “National Priority List” or “Superfund” site due to sediment contamination. We, and more than 80 other parties, have received a “General Notice” of potential liability related to the Portland facility. The letter advised that we may be liable for the cost of investigation and remediation (which liability may be joint and several with other potential responsible parties) as well as natural resource damages resulting from the release of hazardous substances to the site. More than 280 parties have received letters from the EPA requesting information that could lead to additional General Notice letters. In addition, we have entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which we agreed to conduct an investigation of whether, and to what extent, past or present operations at our Portland property may have released hazardous substances to the environment. Under this oversight, we also are conducting groundwater remediation relating to a historical spill on our property which occurred prior to our ownership. As a result of the above described matters, we have incurred, and expect to incur in the future, costs associated with an EPA-mandated remedial investigation and the State of Oregon’s mandate to control groundwater discharges. Because this work is still underway, we are unable to determine the amount of our ultimate liability relating to these matters. In addition, we could be required to perform periodic maintenance dredging in order to continue to launch vessels from our launch ways on the river, and the river’s classification as a Superfund site could result in some limitations on future dredging and launch activities. The outcome of these matters could have an adverse effect upon our business, results of operations and on our ability to realize value from a potential sale of the land.

We could be liable for physical damage or product liability claims that exceed our insurance coverage.

The nature of our business subjects us to physical damage and product liability claims, especially in connection with the repair and manufacture of products that carry hazardous or volatile materials. We maintain reserves and liability insurance coverage at commercially reasonable levels compared to similarly-sized heavy equipment manufacturers. However, an unusually large physical damage or product liability claim or a series of claims based on a failure repeated throughout our production process could exceed our insurance coverage or result in damage to our reputation.

The Greenbrier Companies 2008 Annual Report	15

Shortages of skilled labor could adversely impact our operations.

We depend on skilled labor in the manufacture, repair and refurbishment of railcars. Some of our facilities are located in areas where demand for skilled laborers often exceeds supply. Shortages of some types of skilled laborers such as welders could restrict our ability to maintain or increase production rates and could increase our labor costs.

We depend on a third party to provide most of the labor services for our operations in Sahagun, Mexico and if such third party fails to provide the labor, it could adversely effect our operations.

In Sahagun, Mexico, we depend on a third party to provide us with most of the labor services for our operations under a services agreement. This agreement has a term of three years expiring on November 30, 2011, with one three-year option to renew. All of the labor provided by the third party is subject to collective bargaining agreements, over which we have no control. If the third party fails to provide us with the services required by our agreement for any reason, including labor stoppages or strikes or a sale of facilities owned by the third party, our operations could be adversely effected. In addition, we do not have significant experience in hiring labor in Mexico and, if required to provide our own labor, could face significantly higher labor costs, which also could have an adverse effect on our operations.

We could experience interruption of our manufacturing operations in Mexico which would adversely affect our results of operations.

In Sahagun, Mexico, we lease our manufacturing facility from a third party. The lease agreement has a term of three years expiring on December 1, 2011, with one three-year option to renew. We could incur substantial expense and interruption of our manufacturing production if we were to relocate to a different location. In addition, there can be no assurance that we would be able to find a suitable alternative location or enter into a lease for a new location on favorable terms.

Our relationships with our joint venture and alliance partners could be unsuccessful, which could adversely affect our business.

In recent years, we have entered into several joint venture agreements and other alliances with other companies to increase our sourcing alternatives, reduce costs, and to produce new railcars for the North American marketplace. We may seek to expand our relationships or enter into new agreements with other companies. If our joint venture alliance partners are unable to fulfill their contractual obligations or if these relationships are otherwise not successful in the future, our manufacturing costs could increase, we could encounter production disruptions, growth opportunities could fail to materialize, or we could be required to fund such joint venture alliances in amounts significantly greater than initially anticipated, any of which could adversely affect our business.

We could have difficulty integrating the operations of any companies that we acquire, which could adversely affect our results of operations.

The success of our acquisition strategy depends upon our ability to successfully complete acquisitions and integrate any businesses that we acquire into our existing business. The integration of acquired business operations could disrupt our business by causing unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business. The difficulties of integration could be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. In addition, we could be unable to retain key employees or customers of the combined businesses. We could face integration issues pertaining to the internal controls and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Any of these items could adversely affect our results of operations.

16	The Greenbrier Companies 2008 Annual Report

If we are not successful in succession planning for our senior management team our business could be adversely impacted.

Several key members of our senior management team are at or nearing retirement age. If we are unsuccessful in our succession planning efforts, the continuity of our business and results of operations could be adversely impacted.

We could be unable to procure adequate insurance on a cost-effective basis in the future.

The ability to insure our businesses, facilities and rail assets is an important aspect of our ability to manage risk. As there are only limited providers of this insurance to the railcar industry, there is no guarantee that such insurance will be available on a cost-effective basis in the future. In addition, due to recent extraordinary economic events that have significantly weakened many major insurance underwriters, we can not assure that our insurance carriers will be able to pay current or future claims.

An adverse outcome in any pending or future litigation could negatively impact our business and results of operations.

We are a defendant in several pending cases in various jurisdictions. If we are unsuccessful in resolving these claims, our business and results of operations could be adversely affected. In addition, future claims that may arise relating to any pending or new matters could distract management’s attention from business operations and increase our legal and defense costs, which could also negatively impact our business and results of operations.

Any failure by us to comply with regulations imposed by federal and foreign agencies could negatively affect our financial results.

Our manufacturing operations are subject to extensive regulation by governmental, regulatory and industry authorities and by federal and foreign agencies. These organizations establish rules and regulations for the railcar industry, including construction specifications and standards for the design and manufacture of railcars; mechanical, maintenance and related standards; and railroad safety. New regulatory rulings and regulations from these entities could impact our financial results and the economic value of our assets. In addition, if we fail to comply with the requirements and regulations of these entities, we could face sanctions and penalties that could negatively affect our financial results.

Our financial performance and market value could cause future write-downs of goodwill in future periods.

With the adoption of Statement of Accounting Standards (SFAS) No. 142, Accounting for Goodwill and Other Intangibles, goodwill is no longer amortized; however, we are required to perform an annual impairment review which could result in impairment write-downs to goodwill. If the carrying value is in excess of the fair value, the carrying value will be adjusted to fair value through an impairment charge. As of August 31, 2008, we had $200.1 million of goodwill. Our stock price can impact the results of the impairment review of goodwill. The recent drop in our stock price could cause us to record an impairment of goodwill when we perform the annual review for 2009.

Our implementation of new enterprise resource planning (ERP) systems could result in problems that could negatively impact our business.

We are in the process of the design and implementation of ERP and related systems that support substantially all of our operating and financial functions. We could experience problems in connection with such implementations, including compatibility issues, training requirements, higher than expected implementation costs and other integration challenges and delays. A significant implementation problem, if encountered, could negatively impact our business by disrupting our operations. Additionally, a significant problem with the implementation, integration with other systems or ongoing management of ERP and related systems could have an adverse effect on

The Greenbrier Companies 2008 Annual Report	17

our ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could have a material adverse effect on our financial reporting system and internal controls and adversely affect our ability to manage our business.

Our governing documents contain some provisions that could prevent or make more difficult an attempt to acquire us.

Our Articles of Incorporation and Bylaws, as currently in effect, contain some provisions that could be deemed to have anti-takeover effects, including:

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

We also maintain a stockholder rights plan pursuant to which each stockholder has received a dividend distribution of one preferred stock purchase right per share of common stock owned. The stockholder rights plan and the other provisions discussed above could have anti-takeover effects because they may delay, defer or prevent an unsolicited acquisition proposal that some, or a majority, of our stockholders might believe to be in their best interests or in which stockholders might receive a premium for their common stock over the then-prevailing market price.

The Oregon Control Share Act and business combination law could limit parties who acquire a significant amount of voting shares from exercising control over us for specific periods of time. These acts could lengthen the period for a proxy contest or for a shareholder to vote their shares to elect the majority of our Board and change management.

Item 1b. UNRESOLVED STAFF COMMENTS

None.

18	The Greenbrier Companies 2008 Annual Report

Item 2.    PROPERTIES

We operate at the following primary facilities as of August 31, 2008:

Description	Location	Status

Manufacturing Segment

Railcar manufacturing:	Portland, Oregon Sahagun, Mexico Frontera, Mexico Swidnica, Poland	Owned Leased Leased Owned
Marine manufacturing:	Portland, Oregon	Owned

Refurbishment & Parts Segment

Railcar repair:	19 locations in the United States and 2 locations in Mexico	Leased — 15 locations Owned — 6 locations
Wheel reconditioning:	10 locations in the United States and 2 locations in Mexico	Leased — 8 locations Owned — 4 locations
Parts fabrication and reconditioning:	6 locations in the United States	Leased — 3 locations Owned — 3 locations
Administrative offices	2 locations in the United States	Leased

Leasing & Services Segment
Corporate offices, railcar marketing and leasing activities	Lake Oswego, Oregon	Leased

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

Greenbrier and a customer, SEB Finans AB (SEB), have raised performance concerns related to a component that the Company installed on 372 railcar units with an aggregate sales value of approximately $20.0 million produced under a contract with SEB. On December 9, 2005, SEB filed a Statement of Claim in an arbitration proceeding in Stockholm, Sweden, against Greenbrier alleging that the cars were defective and could not be used for their intended purpose. A settlement agreement was entered into effective February 28, 2007 pursuant to which the railcar units previously delivered were to be repaired and the remaining units completed and delivered to SEB. Greenbrier is proceeding with repairs of the railcars in accordance with terms of the settlement agreement. Current estimates of potential costs of such repairs do not exceed amounts accrued in warranty.

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

The Greenbrier Companies 2008 Annual Report	19

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the New York Stock Exchange under the symbol GBX since July 14, 1994. There were approximately 415 holders of record of common stock as of October 30, 2008. The following table shows the reported high and low sales prices of our common stock on the New York Stock Exchange for the fiscal periods indicated.

	High	Low

2008
Fourth quarter	$26.30	$17.28
Third quarter	$28.88	$21.97
Second quarter	$29.52	$16.03
First quarter	$30.65	$21.17
2007
Fourth quarter	$38.99	$26.25
Third quarter	$32.15	$21.44
Second quarter	$37.75	$26.20
First quarter	$41.21	$26.05

Quarterly dividends of $.08 per share have been declared since the fourth quarter of 2005. Quarterly dividends of $.06 per share were declared from the fourth quarter of 2004 through the third quarter of 2005. There is no assurance as to the payment of future dividends as they are dependent upon future earnings, capital requirements and our financial condition.

20	The Greenbrier Companies 2008 Annual Report

Performance Graph

The following graph demonstrates a comparison of cumulative total returns for the Company’s Common Stock, the Dow Jones US Industrial Transportation Index and the Standard & Poors (S&P) 500 Index. The graph assumes an investment of $100 on August 31, 2003 in each of the Company’s Common Stock and the stocks comprising the indices. Each of the indices assumes that all dividends were reinvested and that the investment was maintained to and including August 31, 2008, the end of the Company’s 2008 year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Greenbrier Companies, Inc., The S&P 500 Index
And The Dow Jones US Industrial Transportation Index

* $100 invested on 8/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending August 31.

Copyright© 2008 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright© 2008 Dow Jones & Co. All rights reserved.

The Greenbrier Companies 2008 Annual Report	21

Item 6.	SELECTED FINANCIAL DATA

YEARS ENDED AUGUST 31,
(In thousands, except per share data)	2008		2007		2006		2005	2004
Statement of Operations Data
Revenue:
Manufacturing	$665,093		$738,424		$748,818		$844,496	$576,638
Refurbishment & parts	527,466		381,670		102,471		96,665	76,596
Leasing & services	97,520		103,734		102,534		83,061	76,217

	$1,290,079		$1,223,828		$953,823		$1,024,222	$729,451

Earnings from continuing operations	$19,542		$22,010		$39,536		$29,822	$20,039
Earnings from discontinued operations	–		–		62	(2)	–	739

Net earnings	$19,542	(1)	$22,010	(1)	$39,598		$29,822	$20,778

Basic earnings per common share:
Continuing operations	$1.19		$1.37		$2.51		$1.99	$1.38
Net earnings	$1.19		$1.37		$2.51		$1.99	$1.43
Diluted earnings per common share:
Continuing operations	$1.19		$1.37		$2.48		$1.92	$1.32
Net earnings	$1.19		$1.37		$2.48		$1.92	$1.37
Weighted average common shares outstanding:
Basic	16,395		16,056		15,751		15,000	14,569
Diluted	16,417		16,094		15,937		15,560	15,199
Cash dividends paid per share	$.32		$.32		$.32		$.26	$.06
Balance Sheet Data
Total assets	$1,256,960		$1,072,749		$877,314		$671,207	$508,753
Revolving notes and notes payable	$601,816		$500,483		$384,743		$227,088	$106,460
Stockholders’ equity	$260,527		$243,590		$219,281		$176,059	$139,289
Other Operating Data
New railcar units delivered	7,300		8,600		11,400		13,200	10,800
New railcar units backlog	16,200		12,100		14,700		9,600	13,100
Lease fleet:
Units managed	137,697		136,558		135,320		128,645	122,676
Units owned	8,631		8,663		9,311		9,958	10,683
Cash Flow Data
Capital expenditures:
Manufacturing	$24,113		$20,361		$15,121		$11,759	$5,804
Refurbishment & parts	7,651		5,009		2,906		4,559	1,357
Leasing & services	45,880		111,924		122,542		52,805	35,798

	$77,644		$137,294		$140,569		$69,123	$42,959

Proceeds from sale of equipment	$14,598		$119,695		$28,863		$32,528	$16,217

Depreciation and amortization:
Manufacturing	$11,267		$10,762		$10,258		$10,003	$7,347
Refurbishment & parts	10,338		9,042		2,360		2,202	2,052
Leasing & services	13,481		13,022		12,635		10,734	11,441

	$35,086		$32,826		$25,253		$22,939	$20,840

Ratio of earnings to fixed charges(3)	1.65		1.74		2.83		3.55	2.84

(1)	2008 includes special charges of $2.3 million related to the closure of our Canadian subsidiary. 2007 includes special charges of $21.9 million related to the impairment and closure of our Canadian subsidiary. In addition, an $8.2 million tax benefit related to the write-off of our investment in our Canadian subsidiary for tax purposes was recorded in 2007.
(2)	Consists of a reduction in loss contingency associated with the settlement of litigation relating to the logistics business that was discontinued in 1998.
(3)	The ratio of earnings to fixed charges is computed by dividing earnings before fixed charges by fixed charges. Earnings before fixed charges consist of earnings before income tax, minority interest and equity in unconsolidated subsidiaries, plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and the portion of rental expense that we believe is representative of the interest component of lease expense.

22	The Greenbrier Companies 2008 Annual Report

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We currently operate in three primary business segments: manufacturing, refurbishment & parts and leasing & services. These three business segments are operationally integrated. The manufacturing segment, operating from four facilities in the United States (U.S.), Mexico and Poland, produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. The refurbishment & parts segment performs railcar repair, refurbishment and maintenance activities in the United States and Mexico as well as wheel, axle and bearing servicing, and production and reconditioning of a variety of parts for the railroad industry. The leasing & services segment owns approximately 9,000 railcars and provides management services for approximately 137,000 railcars for railroads, shippers, carriers, and other leasing and transportation companies in North America. Segment performance is evaluated based on margins. We also produce rail castings through an unconsolidated joint venture.

Our manufacturing backlog of railcars for sale and lease as of August 31, 2008 was approximately 16,200 units with an estimated value of $1.44 billion. This compares to 12,100 units valued at $830.0 million as of August 31, 2007. Based on current production plans, approximately 3,900 units in backlog are scheduled for delivery in fiscal year 2009. The current backlog includes approximately 8,500 units that are subject to our fulfillment of certain competitive conditions. A portion of the orders included in backlog includes an assumed product mix. Under terms of the order, the exact mix will be determined in the future which may impact the dollar amount of backlog. In addition, a substantial portion of our backlog consists of orders for tank cars which are a new product type for us in North America. Marine backlog was approximately $145.0 million as of August 31, 2008, of which approximately $75.0 million is scheduled for delivery in fiscal year 2009 and the balance through 2012. Subsequent to year end, additional orders were received increasing backlog to approximately $200.0 million.

Prices for steel, a primary component of railcars and barges, have risen significantly and remain volatile. In addition the price of certain railcar components, which are a product of steel, are adversely affected by steel price increases. During fiscal year 2008, both steel and railcar component suppliers are imposing surcharges, which have also risen significantly and remain volatile. Subsequent to year end, prices for steel, railcar components and scrap steel have declined but remain volatile. New railcar and marine backlog generally either includes: 1) fixed price contracts which anticipate material price increases and surcharges, or 2) contracts that contain actual pass through of material price increases and surcharges. On certain fixed price railcar contracts actual price increases and surcharges have caused the total price of the railcar to exceed the amounts originally anticipated, and in some cases, the actual contractual sale price of the railcar. When the anticipated loss on production of railcars in backlog is both probable and estimable, we accrue a loss contingency. A loss contingency reserve of $9.2 million was accrued during fiscal year 2008, of which $7.9 million was remaining in the reserve as of August 31, 2008. We are aggressively working to mitigate these exposures. The Company’s integrated business model has helped offset some of the effects of rising steel scrap prices, as a portion of our other business segments benefit from rising steel scrap prices through enhanced margins.

We are aggressively seeking to reduce our selling and administrative and overhead costs, including reductions in headcount. As a result, during the year $2.0 million was expensed for severance at several locations, and we continue to pursue additional cost savings. Our cost reduction efforts have been offset somewhat by costs associated with integration of acquisitions and other strategic initiatives.

On April 4, 2008 the Company purchased substantially all of the operating assets of Roller Bearing Industries, Inc. (RBI) for $7.8 million. RBI operates a railcar bearings reconditioning business from its facility in Elizabethtown, Kentucky. Reconditioned bearings are used in the refurbishment of railcar wheelsets. The financial results since the acquisition are reported in the Company’s Consolidated Financial Statements as part of the refurbishment & parts segment.

The Greenbrier Companies 2008 Annual Report	23

On March 28, 2008 the Company acquired substantially all of the operating assets of American Allied Railway Equipment Company and its affiliates (AARE) for $83.3 million in cash, plus or minus working capital adjustments. The purchase price was paid from existing cash balances and credit facilities. We acquired two wheel facilities in Washington, Illinois and Macon, Georgia which supply new and reconditioned wheelsets to freight car maintenance locations and to new railcar manufacturing facilities. We also acquired AARE’s parts reconditioning business in Peoria, Illinois, where we recondition railcar yokes, couplers, side frames and bolsters. The financial results since the acquisition are reported in the Company’s Condensed Consolidated Financial Statements as part of the refurbishment & parts segment.

On March 13, 2008, our Canadian railcar manufacturing facility, TrentonWorks Ltd. (TrentonWorks) filed for bankruptcy with The Office of the Superintendent of Bankruptcy Canada whereby the assets of TrentonWorks are being administered and liquidated by an appointed trustee. Beginning on March 13, 2008 the results of TrentonWorks were de-consolidated. The Company has not guaranteed any obligations of TrentonWorks and does not believe it will be liable for any of TrentonWorks’ liabilities.

Results of Operations

Overview

Total revenue was $1.3 billion, $1.2 billion and $953.8 million for the years ended August 31, 2008, 2007 and 2006. Net earnings for 2008, 2007 and 2006 were $19.5 million or $1.19 per diluted common share, $22.0 million or $1.37 per diluted common share and $39.6 million or $2.48 per diluted common share.

Manufacturing Segment

Manufacturing revenue includes new railcar and marine production. New railcar delivery and backlog information disclosed herein includes all facilities.

Manufacturing revenue was $665.1 million, $738.4 million and $748.8 million for the years 2008, 2007 and 2006. Railcar deliveries, which are the primary source of manufacturing revenue, were approximately 7,300 units in 2008 compared to 8,600 units in 2007 and 11,400 units in 2006. Manufacturing revenue decreased $73.3 million, or 10.0%, from 2007 to 2008 due to lower railcar deliveries primarily due to the current economic slowdown of the North American market. Manufacturing revenue decreased $10.4 million, or 1.4%, from 2006 to 2007 due to lower railcar deliveries offset somewhat by a change in product mix to railcar types with higher per unit sales prices.

Manufacturing margin as a percentage of revenue was 1.7% in 2008 compared to 7.8% in 2007. The decrease was primarily due to rising steel prices and surcharges, loss contingencies of $7.9 million accrued on certain future production, $0.5 million of severance, lower production levels and start up costs and production inefficiencies at our Mexican joint venture facility, partially offset by relief of certain contractual obligations. Manufacturing margin as a percentage of revenue was 7.8% in 2007 compared to 11.0% in 2006. The decrease was primarily due to a less favorable product mix, $5.9 million in negative margins on our Canadian facility in 2007, start-up costs on our new railcar manufacturing joint venture in Mexico and production difficulties and inefficiencies realized on certain conventional railcar types.

Refurbishment & Parts Segment

Refurbishment & parts revenue was $527.5 million, $381.7 million and $102.5 million for the years 2008, 2007 and 2006. The $145.8 million increase in revenue from 2007 to 2008 was primarily due to a full year of revenue from the Meridian Rail acquisition which was completed in November 2006, $51.6 million of additional revenue related to AARE and RBI acquisitions, strong wheelset volumes and higher scrap steel prices. The $279.2 million increase in revenue from 2006 to 2007 was primarily due to acquisition related growth of approximately $249.2 million, increased volume of refurbishment and retrofitting work at repair and refurbishment facilities and favorable scrap pricing.

Refurbishment & parts margin as a percentage of revenue was 19.2%, 16.8% and 14.4% for 2008, 2007 and 2006. Higher margins in 2008 are a result of the growth of our wheel business, which includes a full year of Meridian Rail

24	The Greenbrier Companies 2008 Annual Report

and the current year acquisitions of AARE and RBI, higher margin wheel reconditioning work and the positive impact of higher scrap steel prices. This was partially offset by lower volumes of program work at the repair facilities. The acquisition of Meridian in 2007 resulted in a greater mix of wheel reconditioning work which combined with increases in volume of railcar maintenance and refurbishment programs, retrofitting work and high scrap prices resulted in the margin increase as compared to 2006.

Leasing & Services Segment

Leasing & services revenue was $97.5 million, $103.7 million and $102.5 million for the years 2008, 2007 and 2006. The $6.2 million decrease in revenue was primarily a result of a $5.4 million decrease in gains on sale of assets from the lease fleet; lower interim rents on assets held for sale and decreased interest income from lower cash balances. The decline was partially offset by higher car hire revenue from additions to the lease fleet and increased maintenance revenue. The $1.2 million increase in revenue from 2006 to 2007 was primarily the result of a $2.5 million increase in gains on sale of assets from the lease fleet partially offset by a $1.4 million decrease in interest income resulting from lower cash balances.

During 2008, we realized $8.0 million in pre-tax earnings on the disposition of leased equipment compared to $13.4 million in 2007 and $10.9 million in 2006. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.

Leasing & services margin as a percentage of revenue was 51.0% in 2008 compared to 55.8% in 2007 and 59.0% in 2006. The decrease from 2007 to 2008 was primarily a result of declines in gains on disposition of assets from the lease fleet, interest income and interim rents on assets held for sale, all of which have no associated cost of revenue. The decrease from 2006 to 2007 was primarily a result of declines in interim rent and interest income, decreased utilization on car hire leases, increases in transportation and storage costs on assets held for sale and higher maintenance costs of the railcar fleet, partially offset by gains on dispositions from the lease fleet.

Other costs

Selling and administrative expense was $85.1 million, $83.4 million and $70.9 million in 2008, 2007 and 2006. The $1.7 million increase from 2007 to 2008 is primarily due to increased employee costs including severance of $1.5 million related to reductions in work force, integration costs of recent acquisitions and costs associated with our Mexican joint venture facility that commenced production in May 2007, partially offset by the closure of our Canadian facility. The $12.5 million increase from 2006 to 2007 is primarily due to $5.0 million associated with operations of businesses acquired in 2007, $2.3 million in overhead costs associated with our Canadian manufacturing facility that was permanently closed during May 2007, professional services and consulting fees for strategic initiatives and integration of acquired companies, costs associated with improvements to our technology infrastructure and increases in compensation expense related to restricted stock grants.

Interest and foreign exchange expense was $40.8 million, $39.9 million and $25.4 million in 2008, 2007 and 2006. Interest and foreign exchange expense increased $0.9 million from 2007 to 2008 mainly due to foreign exchange fluctuations. Interest expense decreased $0.1 million. Foreign exchange loss increased $1.0 million from a $1.2 million loss in 2007 to $2.2 million loss in 2008. Interest and foreign exchange expense increased $14.5 million from 2006 to 2007 due to higher debt levels and foreign exchange fluctuations. Foreign exchange losses of $1.2 million were recognized in 2007 compared to foreign exchange gains of $1.6 million in 2006. In addition, 2007 results include a $1.2 million write-off of loan origination costs on our prior revolving credit facility.

In April 2007, the Company’s board of directors approved the permanent closure of the Company’s Canadian railcar manufacturing facility, TrentonWorks. As a result of the facility closure decision, special charges of $2.3 million were recorded during 2008 consisting of severance costs and professional and other fees.

Special charges of $21.9 million were recorded during 2007 associated with the impairment and subsequent closure of TrentonWorks. These changes consist of $14.2 million of impairment of property, plant and equipment, $2.1 million of inventory impairment, $1.1 million impairment of goodwill and other, $3.9 million of severance costs and $0.6 million of professional and other fees.

The Greenbrier Companies 2008 Annual Report	25

Income Tax

Our effective tax rate was 54.5%, 39.9% and 35.5% for the years ended August 31, 2008, 2007 and 2006. Tax expense for 2008 included a $3.9 million charge associated with deferred tax assets and operating losses without tax benefit incurred by our Canadian subsidiary during its closure process. 2008 included a $1.3 million increase in valuation allowances related to net operating losses generated in Poland and Mexico. In addition, a $1.9 million tax benefit resulted from reversing income tax reserves associated with certain tax positions taken in prior years. Tax expense for 2007 included an $8.2 million tax benefit associated with the write-off of our investment in our Canadian subsidiary for tax purposes and no tax benefit associated with special charges related to the Canadian plant closure costs and losses incurred by the Canadian facility. 2007 also included tax benefits of approximately $1.0 million for Mexican asset based tax credits and amended state income tax provisions. Tax expense for 2006 included $2.2 million associated with a settlement with the IRS in conjunction with completion of an audit of our tax returns for the years 1999-2002. In addition, 2006 included a $3.7 million tax benefit for a reduction in a valuation allowance related to a deferred tax asset for net operating loss carryforwards at our Mexican subsidiary. This allowance was reversed based on financial projections that indicated we will more likely than not be able to fully utilize the net operating loss carryforwards.

The fluctuations in the effective tax rate are due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating losses for certain operations with no related accrual of tax benefit.

Minority Interest

The minority interest of $3.2 million and $1.5 million for the years ended August 31, 2008 and 2007 represents our joint venture partner’s share in the losses of our Mexican railcar manufacturing joint venture that began production in 2007.

Liquidity and Capital Resources

We have been financed through cash generated from operations and borrowings. At August 31, 2008 cash was $6.0 million, a decrease of $14.8 million from $20.8 million at the prior year end. Cash usage was primarily for the acquisitions of AARE and RBI and capital expenditures, partially offset by proceeds from borrowings.

Cash provided by operating activities for the years ended August 31, 2008, 2007 and 2006 was $32.1 million, $46.3 million and $39.5 million. The change was primarily due to timing of working capital needs including purchases and sales of railcars held for sale, timing of inventory purchases and varying customer payment terms.

Cash used in investing activities for the year ended August 31, 2008 of $152.2 million compared to $286.6 million in 2007 and $111.1 million in 2006. Cash utilization in 2008 was primarily due to the acquisitions of AARE and RBI and capital expenditures for the year. The increased cash utilization for 2007 was primarily due to the acquisitions of Meridian Rail Holdings Corp. (Meridian) and Rail Car America (RCA).

Capital expenditures totaled $77.6 million, $137.3 million and $140.6 million in 2008, 2007 and 2006. Of these capital expenditures, approximately $45.9 million, $111.9 million and $122.6 million in 2008, 2007 and 2006 were attributable to leasing & services operations. Our capital expenditures have decreased based on current market conditions and fleet management objectives. We regularly sell assets from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures. Proceeds from the sale of equipment were approximately $14.6 million, $119.7 million and $28.9 million in 2008, 2007 and 2006. Leasing & services capital expenditures for 2009, net of proceeds from sales of equipment, are expected to be approximately $20.0 million.

Approximately $24.1 million, $20.4 million and $15.1 million of capital expenditures for 2008, 2007 and 2006 were attributable to manufacturing operations. Capital expenditures for manufacturing are expected to be approximately $10.0 million in 2009 and primarily relate to increased efficiency, start up of our tank car line at the Mexican joint venture, ERP implementation and maintenance of existing equipment.

26	The Greenbrier Companies 2008 Annual Report

Refurbishment & parts capital expenditures for 2008, 2007 and 2006 were $7.6 million, $5.0 million and $2.9 million and are expected to be approximately $10.0 million in 2009 for maintenance of existing facilities, ERP implementation and some expansion.

Cash provided by financing activities was $103.5 million for the year ended August 31 2008, compared to cash provided by financing activities of $115.8 million in 2007 and $142.5 million in 2006. During 2008, we received $49.6 million in net proceeds from term loan borrowings and $55.5 million in net proceeds under revolving credit lines. We repaid $6.9 million in term debt and paid dividends of $5.3 million. During 2007, we received $99.4 million in net proceeds from term loan borrowings, repaid $5.4 million in term debt and paid dividends of $5.1 million. During 2006, we received an aggregate of $154.6 million in net proceeds from a senior unsecured debt offering and a convertible debt offering, repaid $13.2 million in term debt and paid dividends of $5.0 million.

All amounts originating in foreign currency have been translated at the August 31, 2008 exchange rate for the following discussion. Senior secured revolving credit facilities, consisting of two components, aggregated $335.2 million as of August 31, 2008. A $290.0 million revolving line of credit is available through November 2011 to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. In addition, lines of credit totaling $45.2 million, with various variable rates, are available for working capital needs of the European manufacturing operation. As of August 31, 2008 these European credit facilities have maturities that range from November 30, 2008 through August 31, 2009. Approximately 50% of available borrowings for the European credit facilities have maturity dates in the second half of fiscal year 2009. European credit facility renewals are continually under negotiation and we currently anticipate $4.4 million to be repaid rather than renewed.

As of August 31, 2008 outstanding borrowings under these facilities aggregated $105.8 million in revolving notes and $3.7 million in letters of credit. This consists of $65.0 million in revolving notes and $3.7 million in letters of credit outstanding under the U.S. credit facility and $40.8 million in revolving notes under the European credit facilities. Available borrowings under credit facilities are generally based on defined levels of inventory, receivables, and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which as of August 31, 2008 levels would provide for maximum additional borrowing of $174.3 million.

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to the Company and various subsidiaries, the most restrictive of which, among other things, limit the ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into sale leaseback transactions; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all the Company’s assets; and enter into new lines of business. The covenants also require certain minimum levels of tangible net worth, maximum ratios of debt to equity or total capitalization and minimum levels of interest coverage. Currently we are seeking a line of credit to support certain of our foreign operations due in part to current limitations in our existing loan covenants.

In accordance with customary business practices in Europe, we have $17.9 million in bank and third party performance, advance payment and warranty guarantee facilities, all of which have been utilized as of August 31, 2008. To date no amounts have been drawn under these performance, advance payment and warranty guarantees.

We have advanced $0.6 million in long-term advances to an unconsolidated subsidiary which are secured by accounts receivable and inventory. As of August 31, 2008, this same unconsolidated subsidiary had $4.7 million in third party debt for which we have guaranteed 33% or approximately $1.6 million.

We have outstanding letters of credit aggregating $3.7 million associated with facility leases and payroll.

Foreign operations give rise to risks from changes in foreign currency exchange rates. We utilize foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. No provision has been made for credit loss due to counterparty non-performance.

The Greenbrier Companies 2008 Annual Report	27

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

The following table shows our estimated future contractual cash obligations as of August 31, 2008:

	Year Ending
(In thousands)	Total	2009	2010	2011	2012	2013	Thereafter
Notes payable	$496,008	$11,025	$8,749	$6,622	$4,176	$4,061	$461,375
Interest	212,203	28,299	27,839	27,368	27,122	26,946	74,629
Revolving notes	105,808	40,808	–	–	65,000	–	–
Operating leases	23,918	8,456	6,421	5,014	2,574	814	639
Participation	2,567	580	586	523	381	359	138
Purchase commitments	10,838	10,838	–	–	–	–	–
Railcar leases	25,380	8,736	7,510	5,150	3,239	377	368

	$876,722	$108,742	$51,105	$44,677	$102,492	$32,557	$537,149

Off Balance Sheet Arrangements

We do not currently have off balance sheet arrangements that have or are likely to have a material current or future effect on our Consolidated Financial Statements.

Critical Accounting Policies and Estimates

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

28	The Greenbrier Companies 2008 Annual Report

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

Impairment of long-lived assets - When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets are evaluated for impairment. If the forecast undiscounted future cash flows are less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to fair value is recognized in the current period. These estimates are based on the best information available at the time of the impairment and could be materially different if circumstances change.

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

Loss contingencies - On certain fixed price railcar contracts actual price increases and surcharges may cause the total cost to produce the railcar to exceed the amounts originally anticipated, and in some cases, the actual contractual sale price of the railcar. When the anticipated loss on production of railcars in backlog is both probable and estimable the Company will accrue a loss contingency. These estimates are based on the best information available at the time of the accrual and are adjusted at a later date to reflect actual costs.

New Accounting Pronouncements

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

The Greenbrier Companies 2008 Annual Report	29

benefits taken for which a reserve for uncertain tax positions was required under FIN 48. The total amount of this reserve, including interest and penalties, is $12.0 million, of which $8.9 million is associated with purchase accounting adjustments on the acquisition of Meridian Rail Holdings Corp. These amounts had previously been reserved under Statement of Financial Accounting Standard (SFAS) No. 5 with the exception of $0.1 million which was recorded as an adjustment to retained earnings in the three months ended November 30, 2007. The Company recorded additional interest expense of $1.0 million relating to reserves for uncertain tax provisions during the fiscal year 2008. Interest and penalties related to income taxes are not classified as a component of income tax expense. When unrecognized tax benefits are realized, the benefit related to deductible differences attributable to ordinary operations will be recognized as a reduction of income tax expense. The benefit related to deductible differences attributable to purchase accounting may result in a reduction to goodwill. Within the next 12 months the Company reasonably expects a decrease of approximately $10.1 million in the current FIN 48 reserve, with a corresponding reduction in income tax expense of $1.4 million, goodwill of $7.4 million and selling and administrative expenses of $1.3 million.

Prospective Accounting Changes - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company for the fiscal year beginning September 1, 2008. In January 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 to defer SFAS No. 157’s effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FSP provides examples to illustrate key considerations in determining fair value of a financial asset when the market for that financial asset is not active. This position is effective for the Company beginning September 1, 2009. Management is evaluating whether there will be any impact on the Consolidated Financial Statements from the adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which is effective for the Company beginning September 1, 2008. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value rather than historical value. Unrealized gains and losses on items for which the fair value option is elected are reported in earnings. Management does not expect the adoption of SFAS No. 159 to have a material impact on its Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement establishes reporting standards for non-controlling interests in subsidiaries. This standard is effective for the Company beginning September 1, 2009. Management is evaluating the impact of this statement on its Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133. This statement requires enhanced disclosures about an entity’s derivative instruments and hedging. This statement is effective for the Company beginning September 1, 2008. Management does not expect the adoption of SFAS No. 161 to have an impact on its Consolidated Financial Statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for the Company beginning September 1, 2009. Management is currently evaluating the impact of this FSP on its Consolidated Financial Statements.

30	The Greenbrier Companies 2008 Annual Report

Item 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have operations in Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At August 31, 2008, $68.0 million of forecast sales were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results. We believe the exposure to foreign exchange risk is not material.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At August 31, 2008, net assets of foreign subsidiaries aggregated $17.8 million and a 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of $1.8 million, 0.7% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

Interest Rate Risk

We have managed a portion of our floating rate debt with interest rate swap agreements, effectively converting $8.4 million of variable rate debt to fixed rate debt. At August 31, 2008, the exposure to interest rate risk is reduced since 58% of our debt has fixed rates and 42% has floating rates. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt. At August 31, 2008, a uniform 10% increase in interest rates would result in approximately $1.1 million of additional annual interest expense.

The Greenbrier Companies 2008 Annual Report	31

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

YEARS ENDED AUGUST 31,
(In thousands)	2008	2007
Assets
Cash and cash equivalents	$5,957	$20,808
Restricted cash	1,231	2,693
Accounts receivable	181,857	157,038
Inventories	252,048	194,883
Assets held for sale	52,363	42,903
Equipment on operating leases	319,321	294,326
Investment in direct finance leases	8,468	9,040
Property, plant and equipment	136,506	112,813
Goodwill	200,148	168,987
Intangibles and other assets	99,061	69,258

	$1,256,960	$1,072,749

Liabilities and Stockholders’ Equity
Revolving notes	$105,808	$39,568
Accounts payable and accrued liabilities	274,322	244,068
Losses in excess of investment in de-consolidated subsidiary	15,313	–
Deferred income taxes	74,329	61,410
Deferred revenue	22,035	18,052
Notes payable	496,008	460,915

Minority interest	8,618	5,146
Commitments and contingencies (Notes 26 & 27)

Stockholders’ equity:
Preferred stock - without par value; 25,000 shares authorized; none outstanding	–	–
Common stock - without par value; 50,000 shares authorized; 16,606 and 16,169 outstanding at August 31, 2008 and 2007	17	16
Additional paid-in capital	82,262	78,332
Retained earnings	179,553	165,408
Accumulated other comprehensive loss	(1,305)	(166)

	260,527	243,590

	$1,256,960	$1,072,749

The accompanying notes are an integral part of these financial statements.

32	The Greenbrier Companies 2008 Annual Report

Consolidated Statements of Operations

YEARS ENDED AUGUST 31,
(In thousands, except per share amounts)	2008	2007	2006
Revenue
Manufacturing	$665,093	$738,424	$748,818
Refurbishment & parts	527,466	381,670	102,471
Leasing & services	97,520	103,734	102,534

	1,290,079	1,223,828	953,823
Cost of revenue
Manufacturing	653,879	680,908	666,731
Refurbishment & parts	426,183	317,669	87,690
Leasing & services	47,774	45,818	42,023

	1,127,836	1,044,395	796,444
Margin	162,243	179,433	157,379
Other costs
Selling and administrative	85,133	83,414	70,918
Interest and foreign exchange	40,770	39,915	25,396
Special charges	2,302	21,899	–

	128,205	145,228	96,314
Earnings before income tax, minority interest and equity in unconsolidated subsidiaries	34,038	34,205	61,065
Income tax expense	(18,550)	(13,657)	(21,698)

Earnings before minority interest and equity in unconsolidated subsidiaries	15,488	20,548	39,367
Minority interest	3,182	1,504	–
Equity in earnings (loss) of unconsolidated subsidiaries	872	(42)	169

Earnings from continuing operations	19,542	22,010	39,536
Earnings from discontinued operations (net of tax)	–	–	62

Net earnings	$19,542	$22,010	$39,598

Basic earnings per common share:
Continuing operations	$1.19	$1.37	$2.51
Discontinued operations	–	–	–

	$1.19	$1.37	$2.51

Diluted earnings per common share:
Continuing operations	$1.19	$1.37	$2.48
Discontinued operations	–	–	–

	$1.19	$1.37	$2.48

Weighted average common shares:
Basic	16,395	16,056	15,751
Diluted	16,417	16,094	15,937
The accompanying notes are an integral part of these financial statements.

The Greenbrier Companies 2008 Annual Report	33

Consolidated Statements of Stockholders’ Equity
and Comprehensive Income (Loss)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance September 1, 2005	15,479	$15	$62,768	$113,987	$(711)	$176,059
Net earnings	–	–	–	39,598	–	39,598
Translation adjustment (net of tax effect)	–	–	–	–	1,570	1,570
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	–	–	–	–	(2,566)	(2,566)
Unrealized gain on derivative financial instruments (net of tax effect)	–	–	–	–	1,306	1,306

Comprehensive income						39,908
Cash dividends ($0.32 per share)	–	–	–	(5,043)	–	(5,043)
Restricted stock awards	72	–	2,179	–	–	2,179
Unamortized restricted stock	–	–	(1,914)	–	–	(1,914)
Restricted stock amortization	–	–	2,550	–	–	2,550
Stock options exercised	403	1	2,941	–	–	2,942
Excess tax benefit of stock options exercised	–	–	2,600	–	–	2,600

Balance August 31, 2006	15,954	16	71,124	148,542	(401)	219,281
Net earnings	–	–	–	22,010	–	22,010
Translation adjustment (net of tax effect)	–	–	–	–	771	771
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	–	–	–	–	(521)	(521)
Unrealized gain on derivative financial instruments (net of tax effect)	–	–	–	–	301	301

Comprehensive income						22,561
Adjustment to apply SFAS 158 (net of tax effect)	–	–	–	–	(316)	(316)
Cash dividends ($0.32 per share)	–	–	–	(5,144)	–	(5,144)
Restricted stock awards	182	–	4,009	–	–	4,009
Unamortized restricted stock	–	–	(4,009)	–	–	(4,009)
Restricted stock amortization	–	–	3,285	–	–	3,285
Stock options exercised	33	–	204	–	–	204
Excess tax benefit of stock options exercised	–	–	3,719	–	–	3,719

Balance August 31, 2007	16,169	16	78,332	165,408	(166)	243,590
Net earnings	–	–	–	19,542	–	19,542
Translation adjustment (net of tax effect)	–	–	–	–	4,852	4,852
Pension plan adjustment	–	–	–	–	(6,873)	(6,873)
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	–	–	–	–	(94)	(94)
Unrealized gain on derivative financial instruments (net of tax effect)	–	–	–	–	905	905

Comprehensive income						18,332
Adjustment to apply SFAS 158 (net of tax effect)	–	–			71	71
Cash dividends ($0.32 per share)	–	–	–	(5,261)	–	(5,261)
FIN 48 adjustment				(136)		(136)
Restricted stock awards (net of cancellations)	432	1	9,473	–	–	9,474
Unamortized restricted stock	–	–	(9,442)	–	–	(9,442)
Restricted stock amortization	–	–	3,932	–	–	3,932
Stock options exercised	5	–	43	–	–	43
Excess tax benefit of stock options exercised	–	–	(76)	–	–	(76)

Balance August 31, 2008	16,606	$17	$82,262	$179,553	$(1,305)	$260,527

The accompanying notes are an integral part of these financial statements.

34	The Greenbrier Companies 2008 Annual Report

Consolidated Statements of Cash Flows
YEARS ENDED AUGUST 31,

(In thousands)	2008	2007	2006
Cash flows from operating activities:
Net earnings	$19,542	$22,010	$39,598
Adjustments to reconcile net earnings to net cash provided by operating activities:
Earnings from discontinued operations	–	–	(62)
Deferred income taxes	12,919	10,643	5,893
Depreciation and amortization	35,086	32,826	25,253
Gain on sales of equipment	(8,010)	(13,400)	(10,948)
Special charges	2,302	21,899	–
Minority interest	(3,128)	(1,604)	–
Other	336	205	278
Decrease (increase) in assets excluding acquisitions:
Accounts receivable	(7,621)	(17,883)	8,948
Inventories	(29,692)	14,260	(37,517)
Assets held for sale	(10,621)	4,378	156
Other	(2,700)	(411)	2,577
Increase (decrease) in liabilities excluding acquisitions:
Accounts payable and accrued liabilities	21,801	(24,600)	(4,960)
Deferred revenue	1,904	(1,996)	10,326

Net cash provided by operating activities	32,118	46,327	39,542

Cash flows from investing activities:
Principal payments received under direct finance leases	375	511	2,048
Proceeds from sales of equipment	14,598	119,695	28,863
Investment in and net advances to unconsolidated subsidiaries	858	(849)	550
Acquisitions, net of cash acquired	(91,166)	(268,184)	–
De-consolidation of subsidiary	(1,217)	–	–
Decrease (increase) in restricted cash	2,046	(454)	(1,958)
Capital expenditures	(77,644)	(137,294)	(140,569)

Net cash used in investing activities	(152,150)	(286,575)	(111,066)

Cash flows from financing activities:
Changes in revolving notes	55,514	15,007	8,965
Proceeds from issuance of notes payable	49,613	99,441	154,567
Repayments of notes payable	(6,919)	(5,388)	(13,191)
Repayment of subordinated debt	–	(2,091)	(6,526)
Investment by joint venture partner	6,600	6,750	–
Dividends paid	(5,261)	(5,144)	(5,042)
Stock options and restricted stock awards exercised	4,007	3,489	5,757
Excess tax benefit of stock options exercised	(76)	3,719	2,600
Purchase of subsidiary’s shares subject to mandatory redemption	–	–	(4,636)

Net cash provided by financing activities	103,478	115,783	142,494

Effect of exchange rate changes	1,703	2,379	(1,280)
Increase (decrease) in cash and cash equivalents	(14,851)	(122,086)	69,690
Cash and cash equivalents
Beginning of period	20,808	142,894	73,204

End of period	$5,957	$20,808	$142,894

Cash paid during the period for:

Interest	$35,274	$33,714	$24,406
Income taxes	$3,620	$2,985	$21,256
Non-cash activity
Transfer of railcars held for sale to equipment on operating leases	$6,441	$–	$23,955
Supplemental disclosure of non-cash activity:
Assumption of acquisition capital lease obligation	$498	$229	$–
Seller receivable netted against acquisition note	$503	$–	$–
De-consolidation of subsidiary (see note 6)	$15,313	$–	$–
Supplemental disclosure of subsidiary acquired
Assets acquired	$(96,782)	$(330,459)	$–
Liabilities assumed	5,616	56,144	–
Acquisition note payable	–	3,000	–
Cash acquired	–	3,131	–

Acquisitions, net of cash acquired	$(91,166)	$(268,184)	$–

The accompanying notes are an integral part of these financial statements.

The Greenbrier Companies 2008 Annual Report	35

Notes to Consolidated Financial Statements

Note 1 -	Nature of Operations

The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) currently operate in three primary business segments: manufacturing, refurbishment & parts and leasing & services. The three business segments are operationally integrated. With operations in the United States, Mexico and Poland, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. The refurbishment & parts segment performs railcar repair, refurbishment and maintenance activities in the United States and Mexico as well as wheel and axle servicing and production of a variety of parts for the railroad industry. The leasing & services segment owns approximately 9,000 railcars and provides management services for approximately 137,000 railcars for railroads, shippers, carriers and other leasing and transportation companies in North America. Greenbrier also produces railcar castings through an unconsolidated joint venture.

Note 2 -	Summary of Significant Accounting Policies

Principles of consolidation - The financial statements include the accounts of the Company and its subsidiaries in which it has a controlling interest. All intercompany transactions and balances are eliminated upon consolidation.

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

Accounts receivable - Accounts receivable are stated net of allowance for doubtful accounts of $5.6 million and $3.9 million as of August 31, 2008 and 2007.

Inventories - Inventories are generally valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead.

Assets held for sale - Assets held for sale consist of new railcars in transit to delivery point, railcars on lease with the intent to sell, used railcars that will either be sold or refurbished or placed on lease and then sold, finished goods and completed wheel sets.

Equipment on operating leases - Equipment on operating leases is stated at cost. Depreciation to estimated salvage value is provided on the straight-line method over the estimated useful lives of up to thirty-five years.

36	The Greenbrier Companies 2008 Annual Report

Property, plant and equipment - Property, plant and equipment is stated at cost. Depreciation is provided on the straight-line method over estimated useful lives which are as follows:

Depreciable Life

Buildings and improvements	10-25 years
Machinery and equipment	3- 15 years
Other	3-7 years

Goodwill - Goodwill is recorded when the purchase price of an acquisition exceeds the fair market value of the assets acquired. Goodwill is not amortized and is tested for impairment at least annually and more frequently if material changes in events or circumstances arise. This testing compares carrying values to fair values and if the carrying value of these assets is in excess of fair value, the carrying value is reduced to fair value. Goodwill was tested as of February 29, 2008 and the Company concluded that goodwill was not impaired.

Intangible and other assets - Intangible assets are recorded when a portion of the purchase price of an acquisition is allocated to assets such as customer contracts and relationships, trade names, certifications and backlog. Intangible assets with finite lives are amortized using the straight line method over their estimated useful lives and include the following: proprietary technology, 25 years; trade names, 5 years; patents, 11 years; and long-term customer agreements, 5 to 20 years. Other assets include loan fees and debt acquisition costs which are capitalized and amortized as interest expense over the life of the related borrowings. The following table summarizes the Company’s identifiable intangible assets balance by segment:

		Refurbishment &	Leasing &
(In thousands)	Manufacturing	Parts	Services	Total
Customer relationships	$–	$61,047	$383	$61,430
Proprietary technology	2,230	–	–	2,230
Trade name	–	535	–	535
Patents	102	–	–	102
Other intangibles	75	1,946	–	2,021
Prepaid and other assets	15,975	3,366	13,402	32,743

Balance August 31, 2008	$18,382	$66,894	$13,785	$99,061

Impairment of long-lived assets - When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets are evaluated for impairment. If the forecast undiscounted future cash flows are less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to estimated realizable value is recognized in the current period. No impairment was recorded in the current fiscal year.

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

The Greenbrier Companies 2008 Annual Report	37

Any future contracts would use the guidance required by Financial Accounting Standards Board (FASB) Interpretation (FIN) 45.

Income taxes - The liability method is used to account for income taxes. Deferred income taxes are provided for the temporary effects of differences between assets and liabilities recognized for financial statement and income tax reporting purposes. Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized. The Company also provides for income tax contingencies when management considers them probable of occurring and reasonably estimable. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on whether evidence indicates that is more likely than not that the position will be sustained on audit. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision.

Minority interest - In October 2006, the Company formed a joint venture with Grupo Industrial Monclova, S.A.. (GIMSA) to manufacture new railroad freight cars for the North American marketplace at GIMSA’s existing manufacturing facility located in Frontera, Mexico. Each party owns a 50% interest in the joint venture. Production began late in the Company’s third quarter of 2007. The financial results of this operation are consolidated for financial reporting purposes as the Company maintains a controlling interest as evidenced by the right to appoint the majority of the board of directors, control over accounting, financing, marketing and engineering, and approval and design of products. The minority interest reflected in the Company’s consolidated financial statements represents the joint venture partner’s equity in this venture.

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

Research and development - Research and development costs are expensed as incurred. Research and development costs incurred for new product development during 2008, 2007 and 2006 were $2.9 million, $2.4 million and $2.2 million.

Forward exchange contracts - Foreign operations give rise to risks from changes in foreign currency exchange rates. Forward exchange contracts with established financial institutions are utilized to hedge a portion of such risk. Realized and unrealized gains and losses are deferred in other comprehensive income (loss) and recognized in earnings concurrent with the hedged transaction or when the occurrence of the hedged transaction is no longer considered probable. Even though forward exchange contracts are entered into to mitigate the impact of currency fluctuations, certain exposure remains, which may affect operating results. In addition, there is risk for counterparty non-performance.

Interest rate instruments - Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. The net cash amounts paid or received under the agreements are accrued and recognized as an adjustment to interest expense.

38	The Greenbrier Companies 2008 Annual Report

Net earnings per share - Basic earnings per common share (EPS) excludes the potential dilution that would occur if additional shares were issued upon exercise of outstanding stock options, while diluted EPS takes this potential dilution into account using the treasury stock method.

Stock-based compensation - All stock options were vested prior to September 1, 2005 and accordingly no compensation expense was recognized for stock options for the years ended August 31, 2008, 2007 and 2006. The value, at the date of grant, of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period of two to five years. Compensation expense recognized related to restricted stock grants for 2008, 2007 and 2006 was $3.9 million, $3.1 million and $2.7 million.

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

Reclassifications - Certain reclassifications have been made to prior years’ Consolidated Financial Statements to conform to the 2008 presentation. These reclassifications consist of the inclusion of participation into the accounts payable line on the Balance Sheet, the participation balance as of August 31, 2008 and 2007 was $1.0 million and $4.4 million, and the break-out of minority interest to a separate line on the Statement of Cash Flows.

Initial Adoption of Accounting Policies - In July 2006, the Financial Accounting Standards Board (FASB) issued interpretation (FIN) No. 48, Accounting for Uncertainties in Income Tax - an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainties in income tax provisions. The Company adopted the provisions of FIN 48 on September 1, 2007. At the adoption date, the Company identified certain tax benefits taken for which a reserve for uncertain tax positions was required under FIN 48. The total amount of this reserve, including interest and penalties, is $12.0 million, of which $8.9 million is associated with purchase accounting adjustments on the acquisition of Meridian Rail Holdings Corp. These amounts had previously been reserved under Statement of Financial Accounting Standard (SFAS) No. 5 with the exception of $0.1 million which was recorded as an adjustment to retained earnings in the three months ended November 30, 2007. The Company recorded additional interest expense of $1.0 million relating to reserves for uncertain tax provisions during the fiscal year 2008. Interest and penalties related to income taxes are not classified as a component of income tax expense. When unrecognized tax benefits are realized, the benefit related to deductible differences attributable to ordinary operations will be recognized as a reduction of income tax expense. The benefit related to deductible differences attributable to purchase accounting may result in a reduction to goodwill. Within the next 12 months the Company reasonably expects a decrease of approximately $10.1 million in the current FIN 48 reserve, with a corresponding reduction in income tax expense of $1.4 million, goodwill of $7.4 million and selling and administrative expenses of $1.3 million.

Prospective Accounting Changes - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company for the fiscal year beginning September 1, 2008. In January 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 to defer SFAS No. 157’s effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FSP provides examples to illustrate key considerations in determining fair value of a financial asset when the market for that financial asset is not active. This position is effective for the Company beginning September 1, 2009. Management is evaluating whether there will be any impact on the Consolidated Financial Statements from the adoption of SFAS No. 157.

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

The Greenbrier Companies 2008 Annual Report	39

Management does not expect the adoption of SFAS No. 159 to have a material impact on its Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This statement establishes reporting standards for non-controlling interests in subsidiaries. This standard is effective for the Company beginning September 1, 2009. Management is evaluating the impact of this statement on its Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133. This statement requires enhanced disclosures about an entity’s derivative and hedging. This statement is effective for the Company beginning September 1, 2008. Management does not expect the adoption of SFAS No. 161 to have an impact on its Consolidated Financial Statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for the Company beginning September 1, 2009. Management is currently evaluating the impact of this FSP on its Consolidated Financial Statements.

Note 3 -	Acquisitions

Fiscal 2008

Roller Bearing Industries

On April 4, 2008 the Company purchased substantially all of the operating assets of Roller Bearing Industries, Inc. (RBI) for $7.8 million in cash, plus or minus working capital adjustments. RBI operates a railcar bearings reconditioning business in Elizabethtown, Kentucky. Reconditioned bearings are used in the refurbishment of railcar wheelsets. The financial results of these operations since the acquisition are reported in the Company’s Consolidated Financial Statements as part of the refurbishment & parts segment. The impact of this acquisition was not material to the Company’s consolidated results of operations; therefore, pro forma financial information has not been included. The allocation of the purchase price among certain assets and liabilities is still in process. As a result, the allocation is preliminary and subject to further refinement upon completion of analyses and valuations.

The preliminary fair value of the net assets acquired from RBI was as follows:

(In thousands)
Accounts receivable	$479
Inventories	2,963
Property, plant and equipment	1,644
Intangibles and other	1,178
Goodwill	1,742

Total assets acquired	8,006

Accounts payable and accrued liabilities	165

Total liabilities assumed	165

Net assets acquired	$7,841

40	The Greenbrier Companies 2008 Annual Report

American Allied Railway Equipment Company

On March 28, 2008 the Company purchased substantially all of the operating assets of American Allied Railway Equipment Company and its affiliates (AARE) for $83.3 million in cash, plus or minus working capital adjustments. The purchase price was paid from existing cash balances and credit facilities. The two wheel facilities in Washington, Illinois and Macon, Georgia, supply new and reconditioned wheelsets to freight car maintenance locations as well as new railcar manufacturing facilities. AARE also operates a parts reconditioning business in Peoria, Illinois, where it reconditions railcar yokes, couplers, side frames and bolsters. The financial results since the acquisition are reported in the Company’s Consolidated Financial Statements as part of the refurbishment & parts segment.

The allocation of the purchase price among certain assets and liabilities is still in process. As a result, the information shown below is preliminary and subject to further refinement upon completion of analyses and valuations.

The preliminary fair value of the net assets acquired from AARE was as follows:

(In thousands)
Accounts receivable	$10,228
Inventories	12,966
Property, plant and equipment	8,377
Intangibles and other	27,800
Goodwill	29,405

Total assets acquired	88,776

Accounts payable and accrued liabilities	5,451

Total liabilities assumed	5,451

Net assets acquired	$83,325

The unaudited pro forma financial information presented below has been prepared to illustrate Greenbrier’s consolidated results had the acquisition of AARE occurred at the beginning of each period presented:

(In thousands, except per share amounts)	2008	2007	2006
Revenue	$1,341,839	$1,320,720	$1,036,673
Net earnings	$21,305	$28,899	$43,721
Basic earnings per share	$1.30	$1.80	$2.78
Diluted earnings per share	$1.30	$1.80	$2.74

The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the fiscal year, and may not be indicative of the results of future operations of the Company.

Fiscal 2007

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

The Greenbrier Companies 2008 Annual Report	41

The fair value of the net assets acquired in the Meridian acquisition was as follows:

(In thousands)
Cash and cash equivalents	$3,053
Accounts receivable	20,221
Inventories	52,895
Property, plant and equipment	14,473
Intangibles and other	36,991
Goodwill	163,669

Total assets acquired	291,302

Accounts payable and accrued liabilities	40,013
Deferred income taxes	13,404

Total liabilities assumed	53,417

Net assets acquired	$237,885

The unaudited pro forma financial information presented below has been prepared to illustrate Greenbrier’s consolidated results had the acquisition of Meridian occurred at the beginning of each period presented:

(In thousands, except per share
amounts)	2007	2006
Revenue	$1,270,234	$1,176,933
Net earnings	$28,108	$57,345
Basic earnings per share	$1.75	$3.64
Diluted earnings per share	$1.75	$3.60

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

42	The Greenbrier Companies 2008 Annual Report

The fair value of the net assets acquired from RCA was as follows:

(In thousands)
Accounts receivable	$628
Inventories	7,830
Property, plant and equipment	22,053
Intangibles and other	4,102

Total assets acquired	34,613

Accounts payable and accrued liabilities	2,235
Notes payable	229

Total liabilities assumed	2,464

Net assets acquired	$32,149

Other Acquisitions

In April 2007, the Company acquired a leasing services operation for $4.3 million. These operations were not material to the Company’s consolidated results of operations; therefore, proforma financial information has not been included. As a result of the preliminary allocation of purchase price among assets and liabilities, $3.1 million in goodwill was recorded.

Note 4 -	Discontinued Operations

In 2006, the Company recorded $0.1 million (net of tax) in income from discontinued operations resulting from the reversal of the remaining contingent liability associated with litigation settled in August 2004 on the transportation logistics segment that was disposed of in 1998.

Note 5 -	Special Charges

In April 2007, the Company’s board of directors approved the permanent closure of the Company’s Canadian railcar manufacturing facility, TrentonWorks. As a result of the facility closure decision, special charges of $2.3 million were recorded during 2008 consisting of severance costs and professional and other expenses.

Special charges of $21.9 million were recorded during 2007 associated with the impairment and subsequent closure of TrentonWorks. These changes consist of $14.2 million of impairment of property, plant and equipment, $2.1 million of inventory impairment, $1.1 million impairment of goodwill and other, $3.9 million of severance costs and $0.6 million of professional and other fees.

Note 6 -	De-consolidation of Subsidiary

On March 13, 2008 TrentonWorks filed for bankruptcy with the Office of the Superintendent of Bankruptcy Canada whereby the assets of TrentonWorks are being administered and liquidated by an appointed trustee. The Company has not guaranteed any obligations of TrentonWorks and does not believe it will be liable for any of TrentonWorks’ liabilities. Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% ownership, except when control is not held by the majority owner. Under these principles, bankruptcy represents conditions which may preclude consolidation in instances where control rests with the bankruptcy court and trustee, rather than the majority owner. As a result, the Company discontinued consolidating TrentonWorks’ financial statements beginning on March 13, 2008 and began reporting its investment in TrentonWorks using the cost method. Under the cost method, the investment is reflected as a single amount on the Company’s Consolidated Balance Sheet. De-consolidation resulted in a loss in excess of the Company’s investment in the subsidiary of $15.3 million which is included as a liability on the Company’s Consolidated Balance Sheet. In addition, a $3.4 million loss is included in other comprehensive loss. The Company may recognize up to $11.9 million of income with the reversal of the $15.3 million liability, net of the $3.4 million other comprehensive loss, when the bankruptcy is resolved.

The Greenbrier Companies 2008 Annual Report	43

The following is the TrentonWorks condensed balance sheet as of March 13, 2008:

March 13,
(In thousands, unaudited)	2008
Assets
Cash and cash equivalents	$1,217
Accounts receivable	694
Property, plant and equipment	3,256
Intangibles and other assets	162

$5,329

Liabilities and Stockholders’ Deficit
Accounts payable and accrued liabilities	11,755
Notes payable	8,887
Stockholders’ deficit	(15,313)

$5,329

Note 7 -	Inventories

(In thousands)	2008	2007
Manufacturing supplies and raw materials	$150,505	$111,957
Work-in-process	106,542	86,733
Lower cost or market adjustment	(4,999)	(3,807)

	$252,048	$194,883

(In thousands)	2008	2007	2006
Lower of cost or market adjustment
Balance at beginning of period	$3,807	$5,035	$3,592
Charge to cost of revenue	4,567	5,092	1,976
Disposition of inventory	(3,636)	(6,667)	(670)
Currency translation effect	261	347	137

Balance at end of period	$4,999	$3,807	$5,035

Note 8 -	Assets Held for Sale

(In thousands)	2008	2007
Railcars held for sale	$23,559	$12,922
Railcars in transit to customer	6,787	8,958
Finished goods - parts	22,017	21,023

	$52,363	$42,903

44	The Greenbrier Companies 2008 Annual Report

Note 9 -	Investment in Direct Finance Leases

(In thousands)	2008	2007
Future minimum receipts on lease contracts	$15,966	$18,212
Maintenance, insurance, and taxes	(1,201)	(1,382)

Net minimum lease receipts	14,765	16,830
Estimated residual values	1,461	1,687
Unearned finance charges	(7,758)	(9,477)

	$8,468	$9,040

Future minimum receipts on the direct finance lease contracts are as follows:

(In thousands)
Year ending August 31,
2009	$2,060
2010	2,044
2011	2,043
2012	2,043
2013	1,708
Thereafter	6,068

$15,966

Note 10 -	Equipment on Operating Leases

Equipment on operating leases is reported net of accumulated depreciation of $68.8 million and $74.5 million as of August 31, 2008 and 2007. In addition, certain railcar equipment leased-in by the Company (see Note 26) is subleased to customers under non-cancelable operating leases. Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases are as follows:

(In thousands)
Year ending August 31,
2009	$27,155
2010	23,069
2011	19,132
2012	12,976
2013	7,097
Thereafter	26,090

$115,519

Certain equipment is also operated under daily, monthly or car hire arrangements. Associated revenue amounted to $28.4 million, $25.9 million and $28.6 million for the years ended August 31, 2008, 2007 and 2006.

The Greenbrier Companies 2008 Annual Report	45

Note 11 -	Property, Plant and Equipment

(In thousands)	2008	2007
Land and improvements	$21,323	$19,118
Machinery and equipment	157,567	148,578
Buildings and improvements	71,029	82,904
Other	37,197	25,055

	287,116	275,655
Accumulated depreciation	(150,610)	(162,842)

	$136,506	$112,813

Note 12 -	Goodwill

Changes in the carrying value of goodwill for the year ended August 31, 2008 are as follows:

		Refurbishment &	Leasing &
(In thousands)	Manufacturing	Parts	Services	Total
Balance beginning of period	$1,287	$164,643	$3,057	$168,987
Additions	–	31,147	14	31,161

Balance August 31, 2008	$1,287	$195,790	$3,071	$200,148

During the year ended August 31, 2008, $31.1 million in goodwill was recorded from acquisitions as discussed in Note 3.

During 2008 the Company completed its annual review of goodwill and concluded that goodwill was not impaired.

Note 13 -	Investment in Unconsolidated Subsidiaries

In June 2003, the Company acquired a 33% minority ownership interest in a joint venture which produces castings for freight cars. This joint venture is accounted for under the equity method and the investment is included in other assets on the Consolidated Balance Sheets.

Summarized financial data for the castings joint venture is as follows:

(In thousands)	2008	2007
Current assets	$14,528	$10,869
Total assets	$29,538	$27,060
Current liabilities	$11,967	$9,932
Equity	$14,856	$10,501

(In thousands)	2008	2007	2006
Revenue	$86,293	$80,101	$123,086
Net earnings (loss)	$4,355	$(217)	$857

Note 14 -	Revolving Notes

All amounts originating in foreign currency have been translated at the August 31, 2008 exchange rate for the following discussion. Senior secured revolving credit facilities, consisting of two components, aggregated $335.2 million as of August 31, 2008. A $290.0 million revolving line of credit is available through November 2011 to provide working capital and interim financing of equipment, principally for the United States and Mexican operations. Advances under this facility bear interest at variable rates that depend on the type of borrowing and the

46	The Greenbrier Companies 2008 Annual Report

defined ratio of debt to total capitalization. In addition, lines of credit totaling $45.2 million, with various variable rates, are available for working capital needs of the European manufacturing operation. As of August 31, 2008 these European credit facilities have maturities that range from November 30, 2008 through August 31, 2009. Approximately 50% of available borrowings for the European credit facilities have maturity dates in the second half of fiscal year 2009. European credit facility renewals are continually under negotiation and the Company currently anticipates $4.4 million to be repaid rather than renewed.

As of August 31, 2008 outstanding borrowings under these facilities aggregated $105.8 million in revolving notes and $3.7 million in letters of credit. This consists of $65.0 million in revolving notes and $3.7 million in letters of credit outstanding under the United States credit facility and $40.8 million in revolving notes under the European credit facilities. Available borrowings for all credit facilities are generally based on defined levels of inventory, receivables, and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which as of August 31, 2008 levels would provide for maximum additional borrowing of $174.3 million.

Note 15 -	Accounts Payable and Accrued Liabilities

(In thousands)	2008	2007
Trade payables	$207,173	$164,060
Accrued payroll and related liabilities	25,478	31,034
Accrued maintenance	17,067	20,498
Accrued warranty	11,873	15,911
Other	12,731	12,565

	$274,322	$244,068

Note 16 -	Maintenance and Warranty Accruals

(In thousands)	2008	2007	2006
Accrued maintenance
Balance at beginning of period	$20,498	$22,985	$25,464
Charged to cost of revenue	17,720	18,268	16,210
Payments	(21,151)	(20,755)	(18,689)

Balance at end of period	$17,067	$20,498	$22,985

Accrued warranty
Balance at beginning of period	$15,911	$14,201	$15,037
Charged to cost of revenue	2,808	2, 585	3,111
Payments	(5,655)	(3,545)	(4,492)
Currency translation effect	956	596	545
De-consolidation effect	(2,147)	–	–
Acquisition	–	2,074	–

Balance at end of period	$11,873	$15,911	$14,201

The Greenbrier Companies 2008 Annual Report	47

Note 17 -	Notes Payable

(In thousands)	2008	2007
Senior unsecured notes	$235,000	$235,000
Convertible senior notes	100,000	100,000
Term loans	160,476	125,814
Other notes payable	532	101

	$496,008	$460,915

Senior unsecured notes, due 2015, bear interest at a fixed rate of 8 3/8%, paid semi-annually in arrears on May 15th and November 15th of each year. Payment on the notes is guaranteed by substantially all of the Company’s domestic subsidiaries.

Convertible senior notes, due 2026, bear interest at a fixed rate of 2 3/8?%, paid semi-annually in arrears on May 15th and November 15th. The Company will also pay contingent interest of 3/8% on the notes in certain circumstances commencing with the six month period beginning May 15, 2013. Payment on the convertible notes is guaranteed by substantially all of the Company’s domestic subsidiaries. The convertible senior notes will be convertible upon the occurrence of specified events into cash and shares, if any, of Greenbrier’s common stock at an initial conversion rate of 20.8125 shares per $1,000 principal amount of the notes (which is equal to an initial conversion price of $48.05 per share). The initial conversion rate is subject to adjustment upon the occurrence of certain events, as defined. On or after May 15, 2013, Greenbrier may redeem all or a portion of the notes at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. On May 15, 2013, May 15, 2016 and May 15, 2021 and in the event of certain fundamental changes, holders may require the Company to repurchase all or a portion of their notes at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.

On March 30, 2007, the Company issued a $100.0 million senior term note secured by a pool of leased railcars. The note bears a floating interest rate of LIBOR plus 1% with principal of $0.7 million paid quarterly in arrears and a balloon payment of $81.8 million due at the end of the seven-year loan term. On May 9, 2008, the Company issued an additional $50.0 million senior term note secured by a pool of leased railcars. The note bears a floating interest rate of LIBOR plus 1% with principal of $0.3 million paid quarterly in arrears and a balloon payment of $41.2 million due at the end of the seven-year loan term. Other term loans are due in varying installments through September 2012 and are principally unsecured. As of August 31, 2008, the effective interest rates on the term loans ranged from 3.8% to 8.4%.

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to the Company and various subsidiaries, the most restrictive of which, among other things, limit the ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into sale leaseback transactions; create liens; sell assets; engage in transactions with affiliates including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all the Company’s assets; and enter into new lines of business. The covenants also require certain minimum levels of tangible net worth, maximum ratios of debt to equity or total capitalization and minimum levels of interest coverage. Currently we are seeking a line of credit to support certain of our foreign operations due in part to current limitations in our existing loan covenants.

Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain term loans. At August 31, 2008, such agreements had a notional amount of $8.4 million and mature in March 2011.

48	The Greenbrier Companies 2008 Annual Report

Principal payments on the notes payable are as follows:

(In thousands)
Year ending August 31,
2009	$11,025
2010	8,749
2011	6,622
2012	4,176
2013	4,061
Thereafter	461,375

$496,008

Note 18 -	Derivative Instruments

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

At August 31, 2008 exchange rates, forward exchange contracts for the sale of Euro aggregated $65.5 million and sale of Pound Sterling aggregated $10.0 million. Adjusting the foreign currency exchange contracts to the fair value of the cash flow hedges at August 31, 2008 resulted in an unrealized pre-tax gain of $0.8 million that was recorded in accumulated other comprehensive loss. The fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As the contracts mature at various dates through August 2009, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations.

At August 31, 2008 exchange rates, interest rate swap agreements had a notional amount of $8.4 million and mature in March 2011. The fair value of these cash flow hedges at August 31, 2008 resulted in an unrealized pre-tax loss of $0.3 million. The loss is included in accumulated other comprehensive loss and the fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from accumulated other comprehensive loss and charged or credited to interest expense. At August 31, 2008 interest rates, approximately $0.1 million would be reclassified to interest expense in the next 12 months. Subsequent to August 31, 2008, the Company entered into an additional interest rate swap agreement that was effective as of September 30, 2008. Approximately $48.0 million of term debt was swapped from a variable rate to a fixed rate of 4.24%.

Note 19 - Stockholders’ Equity

In January 2005, the stockholders approved the 2005 Stock Incentive Plan. The plan provides for the grant of incentive stock options, non-statutory stock options, restricted shares, stock units and stock appreciation rights. The maximum aggregate number of the Company’s common shares available for issuance under the plan is 1,300,000. During 2008, 2007 and 2006, the Company awarded restricted stock grants totaling 443,387, 207,592 and 70,820 shares under the 2005 Stock Incentive Plan.

The Greenbrier Companies 2008 Annual Report	49

The following table summarizes stock option transactions for shares under option and the related weighted average option price:

		Weighted
		Average
		Option
	Shares	Price
Balance at September 1, 2005	472,820	$7.24
Exercised	(403,424)	$7.29

Balance at August 31, 2006	69,396	$6.96
Exercised	(32,736)	$6.24

Balance at August 31, 2007	36,660	$7.60
Exercised	(5,000)	$8.69

Balance at August 31, 2008	31,660	$7.42

At August 31, 2008 options outstanding have exercise prices ranging from $4.36 to $9.19 per share, have a remaining average contractual life of 1.0 year and options to purchase 31,660 shares were exercisable. On August 31, 2008, 2007 and 2006, 262,837, 695,224 and 877,816 shares were available for grant.

Note 20 - Earnings per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

(In thousands)	2008	2007	2006
Weighted average basic common shares outstanding	16,395	16,056	15,751
Dilutive effect of employee stock options	22	38	186

Weighted average diluted common shares outstanding	16,417	16,094	15,937

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options. No options were anti-dilutive the years ended August 31, 2008, 2007 and 2006.

Note 21 - Related Party Transactions

We follow a policy that all proposed transactions by us with directors, officers, five percent shareholders and their affiliates will be entered into only if such transactions are on terms no less favorable to us than could be obtained from unaffiliated parties, are reasonably expected to benefit us and are approved by a majority of the disinterested, independent members of the Board of Directors.

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

James-Furman & Company Partnership. Alan James, a former Director, and William Furman, a Director, President and Chief Executive Officer of the Company, were partners in a general partnership, James-Furman & Company (the Partnership), that, among other things, engaged in the ownership, leasing and marketing of railcars and programs for refurbishing and marketing of used railcars. As a result of Mr. James’ death, the Partnership dissolved as of January 28, 2005. The Company entered into agreements with the Partnership pursuant to which the Company managed and maintained the railcars in exchange for a fixed monthly fee that was no less favorable to the Company

50	The Greenbrier Companies 2008 Annual Report

than the fee the Company could obtain for similar services rendered to unrelated parties. The agreements between the Company and the Partnership were terminated in 2007 upon final disposition of the operating assets. The maintenance and management fees paid to the Company under such agreements were minimal in 2007 and $0.1 million in 2006. In addition, the Partnership paid the Company fees of $0.1 million in 2006 for administrative and other services.

Indebtedness of Management. Since September 1, 2007, none of our directors or executive officers has been indebted to us in excess of $60,000. In 2007, L. Clark Wood, former President of the Company’s manufacturing operations was indebted to Greenbrier Leasing Company LLC, and had executed a promissory note. The largest aggregate amount outstanding during fiscal year 2007 under such promissory note was $100,000. The note was repaid during fiscal year 2007. The promissory note was payable upon demand and secured by a mortgage on Mr. Wood’s residence. The note did not bear interest and had not been amended since its issuance in 1994.

Note 22 - Employee Benefit Plans

Defined contribution plans are available to substantially all United States employees. Contributions are based on a percentage of employee contributions and amounted to $1.8 million, $1.6 million and $1.3 million for the years ended August 31, 2008, 2007 and 2006.

Defined benefit pension plans were provided for Canadian employees covered by collective bargaining agreements. The plans provided pension benefits based on years of credited service. Contributions to the plan were actuarially determined and were intended to fund the net periodic pension cost. Expenses resulting from contributions to the plans were $2.4 million and $2.5 million for the years ended August 31, 2007 and 2006. Due to the permanent closure in April 2007 and eventual bankruptcy of our Canadian facility in March 2008, the plan was terminated.

Nonqualified deferred benefit plans exist for certain employees. Expenses resulting from contributions to the plans were $1.6 million, $1.9 million and $1.8 million for the years ended August 31, 2008, 2007 and 2006.

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

Mexican labor law also requires the Company to provide statutorily mandated severance benefits to Mexican employees terminated under certain circumstances. Such benefits consist of a one-time payment of three months wages plus 20 days wages for each year of service payable upon involuntary termination without just cause. Costs associated with these benefits are provided for based on actuarial computations using the projected unit credit method.

The Greenbrier Companies 2008 Annual Report	51

Note 23 - Income Taxes

Components of income tax expense of continuing operations are as follows:

(In thousands)	2008	2007	2006
Current
Federal	$359	$4,025	$10,619
State	860	459	1,175
Foreign	4,154	(1,986)	3,904

	5,373	2,498	15,698
Deferred
Federal	12,760	6,970	9,291
State	1,517	825	2,193
Foreign	7,345	(6,214)	(5,484)

	21,622	1,581	6,000

Change in valuation allowance	(8,445)	9,578	–

	$18,550	$13,657	$21,698

Income tax expense is computed at rates different than statutory rates. The reconciliation between effective and statutory tax rates on continuing operations is as follows:

(In thousands)	2008	2007	2006
Federal statutory rate	35.0%	34.0%	35.0%
State income taxes, net of federal benefit	6.7	7.7	3.6
Impact of foreign operations	1.3	(6.8)	(8.0)
US tax benefit utilized upon write-off of investment in Canadian subsidiary	–	(24.1)	–
Change in valuation allowance related to deferred tax asset	(24.8)	28.0	–
Reversal of Canadian subsidiary’s deferred tax asset	28.4	–	–
Loss of benefit from the closing of TrentonWorks	11.6	–	–
Income tax settlement	–	–	4.1
Other	(3.7)	1.1	0.8

	54.5%	39.9%	35.5%

The Company’s income tax provision included a $3.9 million charge related to a loss of tax benefits on net operating losses generated by the Canadian subsidiary during its closure process.

52	The Greenbrier Companies 2008 Annual Report

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

(In thousands)	2008	2007
Deferred tax assets:
Basis in controlled foreign corporation	$(2,518)	$(2,518)
Deferred participation	(2,499)	(2,265)
Maintenance and warranty accruals	(8,353)	(8,549)
Accrued payroll and related liabilities	(4,306)	(3,889)
Deferred revenue	(3,680)	(5,450)
Inventories and other	(9,183)	(5,895)
Investment and asset tax credits	(531)	(1,018)
Net operating loss	(4,070)	(11,756)

	(35,140)	(41,340)
Deferred tax liabilities:
Fixed assets	74,686	62,707
SFAS 133 and translation adjustment	1,225	1,209
Intangibles	13,056	13,610
Other	11,167	7,443

	100,134	84,969

Valuation allowance	9,335	17,780
Net deferred tax liability	$74,329	$61,409

At August 31, 2008, the Company had net operating loss carryforwards of approximately $19 million for foreign income tax purposes. The ultimate realization of the deferred tax assets on net operating losses is dependent upon the generation of future taxable income before these carryforwards expire. Net operating losses in Poland expire between 2012 and 2013. Net operating losses in Mexico can be carried forward through 2018.

The cumulative net decrease in the valuation allowance for the year ended August 31, 2008 was approximately $8.4 million which included a decrease of $9.7 million relating to the Canadian subsidiary’s net operating loss generated in prior year with an offsetting decrease in deferred tax assets and an increase of $1.3 million relating to the current year net operating losses generated in Poland and Mexico. It is more likely than not that these net operating losses generated in the current year and carried forward will not be utilized in the future.

The cumulative increase of $21.4 million in the deferred tax liability during the fiscal year 2008 includes an increase of approximately $11.9 million due to ordinary operations, $9.7 million due to the reversal of a tax benefit set up on the Canadian subsidiary’s net operating loss generated in prior year, and a decrease of approximately $0.2 million due to other miscellaneous items.

United States income taxes have not been provided for approximately $17.7 million of cumulative undistributed earnings of certain foreign subsidiaries as Greenbrier plans to reinvest these earnings indefinitely in operations outside the United States.

The Greenbrier Companies 2008 Annual Report	53

The following is a tabular reconciliation of the total amounts unrecognized tax benefits for the year.

(In thousands)	2008
Unrecognized Tax Benefit – Opening Balance	$11,839
Gross increases – tax positions in prior period	993
Gross decreases – tax positions in prior period	–
Gross increases – tax positions in current period	–
Settlements	–
Lapse of statute of limitations	–

Unrecognized Tax Benefit – Ending Balance	$12,832

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Companies tax returns for 2008, 2007, 2006, 2005, 2004 and 2003 are subject to examination by the tax authorities. The Company is no longer subject to U.S. Federal, State, Local or Foreign examinations by tax authorities for years before 2003.

Note 24 - Segment Information

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

54	The Greenbrier Companies 2008 Annual Report

The information in the following tables is derived directly from the segments’ internal financial reports used for corporate management purposes. Unallocated assets primarily consist of cash and short-term investments.

(In thousands)	2008	2007	2006
Revenue:
Manufacturing	$724,072	$776,471	$820,783
Refurbishment & parts	535,031	389,242	106,228
Leasing & services	98,041	99,966	121,184
Intersegment eliminations	(67,065)	(41,851)	(94,372)

	$1,290,079	$1,223,828	$953,823

Margin:
Manufacturing	$11,214	$57,516	$82,087
Refurbishment & parts	101,283	64,001	14,781
Leasing & services	49,746	57,916	60,511

	$162,243	$179,433	$157,379

Assets:
Manufacturing	$325,632	$297,718	$293,754
Refurbishment & parts	519,575	400,069	48,340
Leasing & services	403,889	349,942	390,270
Unallocated	7,864	25,020	144,950

	$1,256,960	$1,072,749	$877,314

Depreciation and amortization:
Manufacturing	$11,267	$10,762	$10,258
Refurbishment & parts	10,338	9,042	2,360
Leasing & services	13,481	13,022	12,635

	$35,086	$32,826	$25,253

Capital expenditures:
Manufacturing	$24,113	$20,361	$15,121
Refurbishment & parts	7,651	5,009	2,906
Leasing & services	45,880	111,924	122,542

	$77,644	$137,294	$140,569

The following table summarizes selected geographic information.

(In thousands)	2008	2007	2006
Revenue:
United States	$1,058,418	$1,054,288	$846,560
Foreign	231,661	169,540	107,263

	$1,290,079	$1,223,828	$953,823

Identifiable assets:
United States	$1,012,585	$837,239	$679,742
Canada	–	10,350	50,192
Mexico	130,295	122,154	80,447
Europe	114,080	103,006	66,933

	$1,256,960	$1,072,749	$877,314

The Greenbrier Companies 2008 Annual Report	55

Reconciliation of segment margin to earnings before income tax, minority interest and equity in unconsolidated subsidiary:

(In thousands)	2008	2007	2006
Segment margin	$162,243	$179,433	$157,379
Less unallocated expenses:
Selling and administrative	85,133	83,414	70,918
Interest and foreign exchange	40,770	39,915	25,396
Special charges	2,302	21,899	–

Earnings before income tax expense, minority interest and equity in unconsolidated subsidiary	$34,038	$34,205	$61,065

Note 25 - Customer Concentration

In 2008, revenue from two customers was 26% and 11% of total revenue. Revenue from one customer was 21% of total revenue for the year ended August 31, 2007 and revenue from two customers was 29% and 17% of total revenue for the year ended August 31, 2006. No other customers accounted for more than 10% of total revenues in 2008, 2007, or 2006. One customer had a balance that equaled or exceeded 10% of accounts receivable and in total represented 12% of the consolidated accounts receivable balance at August 31, 2008.

Note 26 - Lease Commitments

Lease expense for railcar equipment leased in under non-cancelable leases was $11.6 million, $7.0 million and $6.7 million for the years ended August 31, 2008, 2007 and 2006. Aggregate minimum future amounts payable under these non-cancelable railcar equipment leases are as follows:

(In thousands)
Year ending August 31,
2009	$8,736
2010	7,510
2011	5,150
2012	3,239
2013	377
Thereafter	368

$25,380

Operating leases for domestic railcar repair facilities, office space and certain manufacturing and office equipment expire at various dates through September 2016. Rental expense for facilities, office space and equipment was $12.3 million, $8.7 million and $6.8 million for the years ended August 31, 2008, 2007 and 2006. Aggregate minimum future amounts payable under these non-cancelable operating leases are as follows:

(In thousands)
Year ending August 31,
2009	$8,456
2010	6,421
2011	5,014
2012	2,574
2013	814
Thereafter	639

$23,918

56	The Greenbrier Companies 2008 Annual Report

Note 27 - Commitments and Contingencies

Environmental studies have been conducted of the Company’s owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting Greenbrier’s facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). Greenbrier and more than 80 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company, have signed an Administrative Order of Consent to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The study is expected to be completed in 2010. In May 2006, the EPA notified several additional entities, including other federal agencies that it is prepared to issue unilateral orders compelling additional participation in the remedial investigation. Some of those entities subsequently contributed funds to the RI/FS effort. In addition, the Company has entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. The Company is also conducting groundwater remediation relating to a historical spill on the property which antedates its ownership.

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

Greenbrier and a customer, SEB Finans AB (SEB), have raised performance concerns related to a component that the Company installed on 372 railcar units with an aggregate sales value of approximately $20.0 million produced under a contract with SEB. On December 9, 2005, SEB filed a Statement of Claim in an arbitration proceeding in Stockholm, Sweden, against Greenbrier alleging that the cars were defective and could not be used for their intended purpose. A settlement agreement was entered into effective February 28, 2007 pursuant to which the railcar units previously delivered were to be repaired and the remaining units completed and delivered to SEB. Greenbrier is proceeding with repairs of the railcars in accordance with the terms of the settlement agreement. Current estimates of potential costs of such repairs do not exceed amounts accrued for warranty.

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

The Greenbrier Companies 2008 Annual Report	57

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

The Company has entered into contingent rental assistance agreements, aggregating $6.4 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods of up to five years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the year ended August 31, 2008 $1.2 million was accrued to cover probable rental shortfall. For the years ended August 31, 2007 and 2006 no accruals were made to cover estimated obligations as management determined no rental shortfall was probable. The remaining balance of the accrued liability was $0.5 million as August 31, 2008. All of these agreements were entered into prior to December 31, 2002 and have not been modified since. The accounting for any future rental assistance agreements will comply with the guidance required by FASB Interpretation (FIN) 45 which pertains to contracts entered into or modified subsequent to December 31, 2002.

A portion of leasing & services revenue is derived from “car hire” which is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration both the owner’s or user’s rate is selected and that rate becomes effective for a one-year period. There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue for the Company which amounted to $26.1 million, $23.2 million and $25.3 million in 2008, 2007 and 2006.

In accordance with customary business practices in Europe, the Company has $17.9 million in bank and third party performance, advance payment and warranty guarantee facilities, all of which have been utilized as of August 31, 2008. To date no amounts have been drawn under these performance, advance payment and warranty guarantee facilities.

At August 31, 2008, an unconsolidated subsidiary had $4.7 million of third party debt, for which the Company has guaranteed 33% or approximately $1.6 million. In the event that there is a change in control or insolvency by any of the three 33% investors that have guaranteed the debt, the remaining investors’ share of the guarantee will increase proportionately.

The Company has outstanding letters of credit aggregating $3.7 million associated with facility leases and payroll.

Note 28 - Fair Value of Financial Instruments

The estimated fair values of financial instruments and the methods and assumptions used to estimate such fair values are as follows:

	2008
	Carrying	Estimated
(In thousands)	Amount	Fair Value
Notes payable	$496,008	$482,423
Deferred participation	$466	$198

58	The Greenbrier Companies 2008 Annual Report

	2007
	Carrying	Estimated
(In thousands)	Amount	Fair Value
Notes payable	$460,915	$446,225
Deferred participation	$476	$188

The carrying amount of cash and cash equivalents, accounts and notes receivable, revolving notes, accounts payable and accrued liabilities, foreign currency forward contracts and interest rate swaps is a reasonable estimate of fair value of these financial instruments. Estimated rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of notes payable. The fair value of deferred participation is estimated by discounting the estimated future cash payments using the Company’s estimated incremental borrowing rate.

Note 29 - Guarantor/Non Guarantor

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

The following represents the supplemental consolidated condensed financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of August 31, 2008 and 2007 and for the years ended August 31, 2008, 2007 and 2006. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

The condensed consolidating statement of cash flows for the years ended August 31, 2007 and 2006 has been restated with respect to the presentation of transactions that are settled on a net basis through the Company’s intercompany payables and receivables. The Company had previously presented intercompany advances and investment in subsidiaries between the parent and its guarantor and non-guarantor subsidiaries as operating activities. These transactions are now presented in financing and investing activities. As any changes in the classification between operating, investing and financing are eliminated in consolidation, there is no impact to the Consolidated Statement of Cash Flows for the years ended August 31, 2007 and 2006.

The Greenbrier Companies 2008 Annual Report	59

The Greenbrier Companies, Inc.
    Condensed Consolidating Balance Sheet
    For the year ended August 31, 2008

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$–	$1,593	$4,364	$–	$5,957
Restricted cash	–	–	1,231	–	1,231
Accounts receivable	165,118	(22,604)	39,341	2	181,857
Inventories	–	143,557	108,491	–	252,048
Assets held for sale	–	45,205	7,158	–	52,363
Investment in direct finance leases	–	8,468	–	–	8,468
Equipment on operating leases	–	321,210	–	(1,889)	319,321
Property, plant and equipment	4,002	89,157	43,347	–	136,506
Goodwill	–	200,012	–	136	200,148
Intangibles and other assets	510,889	118,952	3,803	(534,583)	99,061

	$680,009	$905,550	$207,735	$(536,334)	$1,256,960

Liabilities and Stockholders’ Equity
Revolving notes	$65,000	$–	$40,808	$–	$105,808
Accounts payable and accrued liabilities	(7,486)	187,440	95,064	(696)	274,322
Losses in excess of investment in de-consolidated subsidiary	15,313	–	–	–	15,313
Deferred income taxes	6,385	71,717	(3,206)	(567)	74,329
Deferred revenue	931	16,094	5,010	–	22,035
Notes payable	339,339	152,654	4,015	–	496,008
Minority interest	–	–	(27)	8,645	8,618
Stockholders’ Equity	260,527	477,645	66,071	(543,716)	260,527

	$680,009	$905,550	$207,735	$(536,334)	$1,256,960

60	The Greenbrier Companies 2008 Annual Report

The Greenbrier Companies, Inc.
    Condensed Consolidating Statement of Operations
    For the year ended August 31, 2008

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$1,869	$368,285	$543,526	$(248,587)	$665,093
Refurbishment & parts	–	527,413	53	–	527,466
Leasing & services	1,162	96,854	–	(496)	97,520

	3,031	992,552	543,579	(249,083)	1,290,079
Cost of revenue
Manufacturing	600	371,940	529,743	(248,404)	653,879
Refurbishment & parts	–	426,138	45	–	426,183
Leasing & services	–	47,836	–	(62)	47,774

	600	845,914	529,788	(248,466)	1,127,836
Margin	2,431	146,638	13,791	(617)	162,243
Other costs
Selling and administrative	32,927	35,601	16,606	(1)	85,133
Interest and foreign exchange	28,043	5,946	7,280	(499)	40,770
Special charges	–	–	2,302	–	2,302

	60,970	41,547	26,188	(500)	128,205
Earnings (loss) before income taxes, minority interest and equity in unconsolidated subsidiaries	(58,539)	105,091	(12,397)	(117)	34,038
Income tax (expense) benefit	25,627	(42,194)	(3,146)	1,163	(18,550)

	(32,912)	62,897	(15,543)	1,046	15,488
Minority interest	–	–	20	3,162	3,182
Equity in earnings (loss) of unconsolidated subsidiaries	52,454	4,359	–	(55,941)	872

Net earnings	$19,542	$67,256	$(15,523)	$(51,733)	$19,542

The Greenbrier Companies 2008 Annual Report	61

The Greenbrier Companies, Inc.
    Condensed Consolidating Statement of Cash Flows
    For the year ended August 31, 2008

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$19,542	$67,256	$(15,523)	$(51,733)	$19,542
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	1,428	12,165	(245)	(429)	12,919
Depreciation and amortization	668	27,501	6,979	(62)	35,086
Gain on sales of equipment	–	(8,007)	–	(3)	(8,010)
Special charges	–	–	2,302	–	2,302
Minority interest	–	–	(21)	(3,107)	(3,128)
Other	(136)	428	44	–	336
Decrease (increase) in assets:
Accounts receivable	4	(6,538)	(1,084)	(3)	(7,621)
Inventories	–	(25,099)	(4,593)	–	(29,692)
Assets held for sale	–	(17,525)	6,904	–	(10,621)
Other	1,086	(3,638)	19,123	(19,271)	(2,700)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	20,108	3,375	(987)	(695)	21,801
Deferred revenue	(155)	9,257	(7,198)	–	1,904

Net cash provided by (used in) operating activities	42,545	59,175	5,701	(75,303)	32,118

Cash flows from investing activities:
Principal payments received under direct finance leases	–	375	–	–	375
Proceeds from sales of equipment	–	14,598	–	–	14,598
Investment in and net advances to unconsolidated subsidiaries	(71,735)	(2,629)	–	75,222	858
Acquisitions, net of cash acquired	–	(91,166)	–	–	(91,166)
De-consolidation of subsidiary			(1,217)		(1,217)
Use of restricted cash	–	–	2,046	–	2,046
Capital expenditures	(2,379)	(55,922)	(19,434)	91	(77,644)

Net cash provided by (used in) investing activities	(74,114)	(134,744)	(18,605)	75,313	(152,150)

Cash flows from financing activities:
Changes in revolving notes	65,000	–	(9,486)	–	55,514
Intercompany advances	(42,735)	31,576	11,159	–	–
Proceeds from issuance of notes payable	–	49,613	–	–	49,613
Repayments of notes payable	(1,349)	(4,278)	(1,292)	–	(6,919)
Dividends paid	(5,261)	–	–	–	(5,261)
Stock options exercised and restricted stock awards	4,007	–	–	–	4007
Excess tax expense of stock options exercised	(76)	–	–	–	(76)
Investment by joint venture partner	–	–	6,600	–	6,600

Net cash provided by financing activities	19,586	76,911	6,981	–	103,478

Effect of exchange rate changes	(3,439)	251	4,901	(10)	1,703
Increase (decrease) in cash and cash equivalents	(15,422)	1,593	(1,022)	–	(14,851)
Cash and cash equivalents
Beginning of period	15,422	–	5,386	–	20,808

End of period	$–	$1,593	$4,364	$–	$5,957

62	The Greenbrier Companies 2008 Annual Report

The Greenbrier Companies, Inc.
    Condensed Consolidating Balance Sheet
    For the year ended August 31, 2007

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$15,422	$–	$5,386	$–	$20,808
Restricted cash	–	–	2,693	–	2,693
Accounts receivable	122,388	8,893	27,825	(2,068)	157,038
Inventories	–	102,529	92,354	–	194,883
Assets held for sale	–	28,841	14,062	–	42,903
Investment in direct finance leases	–	9,040	–	–	9,040
Equipment on operating leases	–	296,189	–	(1,863)	294,326
Property, plant and equipment	2,191	78,894	31,728	–	112,813
Goodwill	–	168,851	–	136	168,987
Intangibles and other assets	436,709	89,685	2,406	(459,542)	69,258

	$576,710	$782,922	$176,454	$(463,337)	$1,072,749

Liabilities and Stockholders’ Equity
Revolving notes	$–	$–	$39,568	$–	$39,568
Accounts payable and accrued liabilities	(12,280)	177,251	76,810	(2,068)	239,713
Participation	–	4,355	–	–	4,355
Deferred income taxes	4,957	59,551	(2,959)	(139)	61,410
Deferred revenue	1,086	7,310	9,656	–	18,052
Notes payable	340,688	106,926	13,301	–	460,915
Minority interest	–	6,750	–	(1,604)	5,146

Stockholders’ Equity	242,259	420,779	40,078	(459,526)	243,590

	$576,710	$782,922	$176,454	$(463,337)	$1,072,749

The Greenbrier Companies 2008 Annual Report	63

The Greenbrier Companies, Inc.
    Condensed Consolidating Statement of Operations
    For the year ended August 31, 2007

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$(2,802)	$540,163	$482,598	$(281,535)	$738,424
Refurbishment & parts	–	381,151	519	–	381,670
Leasing & services	1,334	101,631	–	769	103,734

	(1,468)	1,022,945	483,117	(280,766)	1,223,828
Cost of revenue
Manufacturing	–	497,909	464,466	(281,467)	680,908
Refurbishment & parts	–	317,265	404		317,669
Leasing & services	–	45,882	–	(64)	45,818

	–	861,056	464,870	(281,531)	1,044,395
Margin	(1,468)	161,889	18,247	765	179,433
Other costs
Selling and administrative	33,615	34,200	15,596	3	83,414
Interest and foreign exchange	32,626	2,691	4,628	(30)	39,915
Special charges	35	635	21,229	–	21,899

	66,276	37,526	41,453	(27)	145,228
Earnings (loss) before income taxes, minority interest and equity in unconsolidated subsidiaries	(67,744)	124,363	(23,206)	792	34,205
Income tax (expense) benefit	36,243	(49,298)	(294)	(308)	(13,657)

	(31,501)	75,065	(23,500)	484	20,548
Minority interest	–	–	(100)	1,604	1,504
Equity in earnings (loss) of unconsolidated subsidiaries	53,511	2,734	–	(56,287)	(42)

Net earnings	$22,010	$77,799	(23,600)	$(54,199)	$22,010

64	The Greenbrier Companies 2008 Annual Report

The Greenbrier Companies, Inc.
    Condensed Consolidating Statement of Cash Flows
    For the year ended August 31, 2007

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$22,010	$77,799	$(23,600)	$(54,199)	$22,010
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	2,254	5,055	3,026	308	10,643
Depreciation and amortization	221	26,634	6,035	(64)	32,826
Gain on sales of equipment	–	(12,608)	–	(792)	(13,400)
Special charges	35	635	21,229	–	21,899
Minority interest	–	6,750	–	(8,354)	(1,604)
Other	–	89	116	–	205
Decrease (increase) in assets:
Accounts receivable	32,882	(51,660)	(1,212)	2,107	(17,883)
Inventories	–	5,654	8,606	–	14,260
Assets held for sale	–	8,087	(3,709)	–	4,378
Other	(494)	(67)	149	1	(411)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(23,426)	15,068	(14,135)	(2,107)	(24,600)
Deferred revenue	(155)	(5,435)	3,594	–	(1,996)

Net cash provided by (used in) operating activities	33,327	76,001	99	(63,100)	46,327

Cash flows from investing activities:
Principal payments received under direct finance leases	–	511	–	–	511
Proceeds from sales of equipment	–	119,695	–	–	119,695
Investment in and net advances to unconsolidated subsidiaries	(60,260)	(3,625)	–	63,036	(849)
Acquisitions, net of cash acquired	–	(268,184)	–	–	(268,184)
Decrease in restricted cash	–	–	(454)	–	(454)
Capital expenditures	(2,388)	(118,691)	(16,279)	64	(137,294)

Net cash provided by (used in) investing activities	(62,648)	(270,294)	(16,733)	63,100	(286,575)

Cash flows from financing activities:
Changes in revolving notes	–	–	15,007	–	15,007
Intercompany advances	(90,082)	93,069	(2,987)	–	–
Proceeds from issuance of notes payable	(71)	99,512	–	–	99,441
Repayments of notes payable	(1,241)	(3,020)	(1,127)	–	(5,388)
Repayments of subordinated debt	–	(2,091)	–	–	(2,091)
Dividends paid	(5,144)	–	–	–	(5,144)
Stock options exercised and restricted stock awards	3,489	–	–	–	3,489
Excess tax benefit of stock options exercised	3,719	–	–	–	3,719
Investment by joint venture partner	–	6,750	–	–	6,750

Net cash provided by financing activities	(89,330)	194,220	10,893	–	115,783

Effect of exchange rate changes	378	38	1,963	–	2,379
Increase (decrease) in cash and cash equivalents	(118,273)	(35)	(3,778)	–	(122,086)
Cash and cash equivalents
Beginning of period	133,695	35	9,164	–	142,894

End of period	$15,422	$–	$5,386	$–	$20,808

The Greenbrier Companies 2008 Annual Report	65

The Greenbrier Companies, Inc.
    Condensed Consolidating Statement of Operations
    For the year ended August 31, 2006

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$11,250	$485,382	$491,789	$(239,603)	$748,818
Refurbishment & parts	–	102,358	131	(18)	102,471
Leasing and services	4,839	99,745	–	(2,050)	102,534

	16,089	687,485	491,920	(241,671)	953,823
Cost of revenue
Manufacturing	10,191	428,164	467,329	(238,953)	666,731
Refurbishment & parts	–	87,574	116	–	87,690
Leasing and services	–	42,094	–	(71)	42,023

	10,191	557,832	467,445	(239,024)	796,444
Margin	5,898	129,653	24,475	(2,647)	157,379
Other costs
Selling and administrative	17,258	42,116	11,545	(1)	70,918
Interest and foreign exchange	23,432	3,266	1,244	(2,546)	25,396

	40,690	45,382	12,789	(2,547)	96,314
Earnings (loss) before income tax, minority interest and equity in earnings (loss) of unconsolidated subsidiaries	(34,792)	84,271	11,686	(100)	61,065
Income tax (expense) benefit	11,169	(34,276)	1,361	48	(21,698)

	(23,623)	49,995	13,047	(52)	39,367
Equity in earnings (loss) of unconsolidated subsidiaries	63,159	8,189	–	(71,179)	169

Earnings from continuing operations	39,536	58,184	13,047	(71,231)	39,536
Earnings from discontinued operations (net of tax)	62	–	–	–	62

Net earnings	$39,598	$58,184	$13,047	$(71,231)	$39,598

66	The Greenbrier Companies 2008 Annual Report

The Greenbrier Companies, Inc.
    Condensed Consolidating Statement of Cash Flows
    For the year ended August 31, 2006

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$39,598	$58,184	$13,047	$(71,231)	$39,598
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Earnings from discontinued operations	(62)	–	–	–	(62)
Deferred income taxes	1,752	9,531	(5,342)	(48)	5,893
Depreciation and amortization	56	19,510	5,759	(72)	25,253
Gain on sales of equipment	–	(10,942)	–	(6)	(10,948)
Other	–	99	180	(1)	278
Decrease (increase) in assets:
Accounts receivable	(32,924)	29,436	18,932	(6,496)	8,948
Inventories	–	(8,879)	(28,638)	–	(37,517)
Assets held for sale	–	(5,356)	6,113	(601)	156
Other	880	27,804	1,465	(27,572)	2,577
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	1,664	(22,038)	15,456	(42)	(4,9600
Deferred revenue	(155)	5,644	4,837	–	10,326

Net cash provided by (used in) operating activities	10,809	102,993	31,809	(106,069)	39,542

Cash flows from investing activities:
Principal payments received under direct finance leases	–	2,048	–	–	2,048
Proceeds from sales of equipment	–	28,863	–	–	28,863
Investment in and net advances to unconsolidated subsidiaries	(95,367)	(7,470)	–	103,387	550
Decrease in restricted cash	–	–	(1,958)	–	(1,958)
Capital expenditures	–	(132,934)	(8,412)	777	(140,569)

Net cash provided by (used in) investing activities	(95,367)	(109,493)	(10,370)	104,164	(111,066)

Cash flows from financing activities:
Changes in revolving notes	–	–	8,965	–	8,965
Intercompany advances	(4,980)	23,562	(18,582)	–	–
Proceeds from issuance of notes Payable	154,567	–	–	–	154,567
Repayments of notes payable	(1,143)	(11,055)	(7,493)	6,500	(13,191)
Repayments of subordinated debt	–	(6,526)	–	–	(6,526)
Dividends paid	(5,042)	–	–	–	(5,042)
Stock options exercised and restricted stock awards	5,757	–	–	–	5,757
Tax benefit of stock options exercised	2,600	–	–	–	2,600
Purchase of subsidiary’s shares subject to mandatory redemption	–	–	–	(4,636)	(4,636)

Net cash provided by (used in ) financing activities	151,759	5,981	(17,110)	1,864	142,494

Effect of exchange rate changes	(266)	81	(1,095)	–	(1,280)
Increase (decrease) in cash and cash equivalents	66,935	(438)	3,234	(41)	69,690
Cash and cash equivalents
Beginning of period	66,760	473	5,930	41	73,204

End of period	$133,695	$35	$9,164	$–	$142,894

The Greenbrier Companies 2008 Annual Report	67

Quarterly Results of Operations (Unaudited)

Operating results by quarter for 2008 are as follows:

(In thousands, except per share amount)	First	Second	Third	Fourth	Total
2008
Revenue
Manufacturing	$159,194	$123,394	$201,825	$180,680	$665,093
Refurbishment & parts	103,889	112,576	152,367	158,634	527,466
Leasing & services	23,295	23,603	27,914	22,708	97,520

	286,378	259,573	382,106	362,022	1,290,079

Cost of revenue
Manufacturing	150,565	118,225	200,813	184,276	653,879
Refurbishment & parts	87,951	94,396	120,442	123,394	426,183
Leasing & services	11,925	12,279	12,218	11,352	47,774

	250,441	224,900	333,473	319,022	1,127,836
Margin	35,937	34,673	48,633	43,000	162,243

Other costs
Selling and administrative	20,184	21,000	23,407	20,542	85,133
Interest and foreign exchange	10,419	9,854	9,990	10,507	40,770
Special charges	189	2,112	–	1	2,302

	30,792	32,966	33,397	31,050	128,205
Earnings before income tax, minority interest and equity in unconsolidated subsidiary	5,145	1,707	15,236	11,950	34,038
Income tax expense	(2,956)	(1,904)	(7,573)	(6,117)	(18,550)
Minority interest	375	1,367	272	1,168	3,182
Equity in earnings of unconsolidated	78	253	191	350	872
subsidiary

Net earnings	$2,642	$1,423	$8,126	$7,351	$19,542

Basic earnings per common share:	$0.16	$0.09	$0.49	$0 .45	$1.19
Diluted earnings per common share:	$0.16	$0.09	$0.49	$0 .45	$1.19

68	The Greenbrier Companies 2008 Annual Report

Quarterly Results of Operations (Unaudited)

Operating results by quarter for 2007 are as follows:

(In thousands, except per share amount)	First	Second	Third	Fourth	Total
2007
Revenue
Manufacturing	$168,692	$119,201	$241,399	$209,132	$738,424
Refurbishment & parts	51,236	95,311	118,213	116,910	381,670
Leasing & services	26,695	25,466	26,994	24,579	103,734

	246,623	239,978	386,606	350,621	1,223,828

Cost of revenue
Manufacturing	161,688	115,822	221,203	182,195	680,908
Refurbishment & parts	45,007	80,114	96,288	96,260	317,669
Leasing & services	10,811	12,220	11,339	11,448	45,818

	217,506	208,156	328,830	289,903	1,044,395
Margin	29,117	31,822	57,776	60,718	179, 433

Other costs
Selling and administrative	17,124	18,800	20,092	27,398	83,414
Interest and foreign exchange	9,641	10,416	10,930	8,928	39,915
Special charges	–	16,485	3,091	2,323	21,899

	26,765	45,701	34,113	38,649	145,228
Earnings (loss) before income tax, minority interest and equity in unconsolidated subsidiary	2,352	(13,879)	23,663	22,069	34,205
Income tax benefit (expense)	(580)	8,229	(11,047)	(10,259)	(13,657)
Minority interest	(2)	42	178	1,286	1,504
Equity in earnings (loss) of unconsolidated subsidiary	100	(463)	223	98	(42)

Net earnings (loss)	$1,870	$(6,071)	$13,017	$13,194	$22,010

Basic earnings (loss) per common share:	$0.12	$(0.38)	$0.81	$0.82	$1.37
Diluted earnings (loss) per common share:	$0.12	$(0.38)	$0.81	$0.82	$1.37

The Greenbrier Companies 2008 Annual Report	69

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Greenbrier Companies, Inc.

We have audited the accompanying consolidated balance sheets of The Greenbrier Companies, Inc. and subsidiaries (the “Company”) as of August 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Greenbrier Companies, Inc. and subsidiaries as of August 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 6, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Portland, Oregon
November 6, 2008

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

70	The Greenbrier Companies 2008 Annual Report

Item 9a.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls
There have been no material changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of the Company’s 2008 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of August 31, 2008 is effective.

During fiscal 2008, the Company acquired two operations as discussed in the Note 3 of the Company’s Consolidated Financial Statements. Management has excluded these acquisitions from its assessment of internal control over financial reporting as of August 31, 2008 as it was determined that Management could not complete an assessment of the internal control over financial reporting of the acquired businesses in the period between the acquisition dates and the date of management’s assessment. Total assets and revenues of these entities represent approximately 4% of the related Consolidated Financial Statement amounts as of and for the fiscal year ended August 31, 2008.

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

The Greenbrier Companies 2008 Annual Report	71

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
The Greenbrier Companies, Inc

We have audited the internal control over financial reporting of The Greenbrier Companies, Inc. and subsidiaries (the “Company”) as of August 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in “Management’s Report on Internal Control over Financial Reporting,” management excluded from its assessment the internal control over financial reporting at Roller Bearing Industries and American Allied Railway Equipment Company, which were acquired on April 4, 2008 and March 28, 2008, respectively, and whose financial statements constitute approximately 4% of total assets, 4% of total revenues, and 27% of total net income, of the consolidated financial statement amounts as of and for the year ended August 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at Roller Bearing Industries and American Allied Railway Equipment Company. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 31, 2008 of the Company and our report dated November 6, 2008 expressed an unqualified opinion on those financial statements.

Portland, Oregon
November 6, 2008

Item 9b.	OTHER INFORMATION

None

72	The Greenbrier Companies 2008 Annual Report

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There is hereby incorporated by reference the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers of the Company” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2008.

Item 11.	EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption “Executive Compensation” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2008.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

There is hereby incorporated by reference the information under the captions “Voting” and “Security Ownership of Certain Beneficial Owners and Management” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2008.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There is hereby incorporated by reference the information under the caption “Certain Relationships and Related Party Transactions” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2008.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

There is hereby incorporated by reference the information under the caption “Ratification of Appointment of Auditors” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s year ended August 31, 2008.

The Greenbrier Companies 2008 Annual Report	73

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

           (1) Financial Statements

           See Consolidated Financial Statements in Item 8

(a)      (2) Financial Statements Schedule*

           Condensed Financial Information of Registrant

*	All other schedules have been omitted because they are inapplicable, not required or because the information is given in the Consolidated Financial Statements or notes thereto. This supplemental schedule should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this report.

(a) (3)	The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Registrant’s Articles of Incorporation are incorporated herein by reference by Exhibit 3.1 to the Registrant’s Form 10-Q filed April 5, 2006.
3.2	Articles of Merger amending the Registrant’s Articles of Incorporation, is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q filed April 5, 2006.
3.3	Registrant’s Bylaws, as amended January 11, 2006, are incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form 10-Q filed April 5, 2006.
3.4	Amendment to the Registrant’s Bylaws dated October 31, 2006, is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed November 6, 2006.
3.5	Amendment to the Registrant’s Bylaws dated January 8, 2008, is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed November 8, 2007.
3.6	Amendment to the Registrant’s Bylaws dated April 8, 2008, is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed April 11, 2008.
4.1	Indenture between the Registrant, AutoStack Corporation, Greenbrier-Concarril, LLC, Greenbrier Leasing Corporation, Greenbrier Leasing Limited Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing, L.P., Greenbrier Railcar, Inc., Gunderson, Inc., Gunderson Marine, Inc., Gunderson Rail Services, Inc., Gunderson Specialty Products, LLC and U.S. Bank National Association as Trustee dated May 11, 2005, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed May 13, 2005.
4.2	Indenture between the Registrant, the Guarantors named therein and U.S. Bank National Association as Trustee dated May 22, 2006, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed May 25, 2006.
4.3	Rights Agreement, dated as of July 13, 2004, between the Registrant and EquiServe Trust Company, N.A., as Rights Agent, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed September 16, 2004.
4.4	Amendment No. 1, dated November 9, 2004, to the Rights Agreement, dated as of July 13, 2004, is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed November 15, 2004.
4.5	Amendment No. 2, dated February 5, 2005, to the Rights Agreement, dated as of July 13, 2004, is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed February 9, 2005.
10.1	Registration Rights Agreement among the Registrant and Banc of America Securities LLC and Bear, Stearns & Co. Inc., dated May 11, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 13, 2005.
10.2	Registration Rights Agreement among the Registrant and Banc of America LLC and Bear, Stearns & Co. Inc., dated November 21, 2005, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed December 1, 2005.

74	The Greenbrier Companies 2008 Annual Report

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

10.3		Registration Rights Agreement among the Registrant, the Guarantors named therein, Bear, Stearns & Co. Inc. and Banc of America Securities LLC, dated May 22, 2006, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 25, 2006.
10.4		Purchase Agreement among the Registrant, the Guarantors named therein, Bear, Stearns & Co. Inc., and Banc of America Securities LLC, as initial purchasers, and the guaranteeing subsidiaries named therein, dated May 17, 2006, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 18, 2006.
10.5		Purchase Agreement among the Registrant and Banc of America Securities LLC and Bear, Stearns & Co. Inc., as initial purchasers, dated November 16, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 1, 2005.
10	.6*	Employment Agreement dated April 7, 2006 between Mr. Mark Rittenbaum and Registrant, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 13, 2006.
10	.7*	Amendment dated June 24, 2008 to Employment Agreement dated April 7, 2006 between Mark Rittenbaum and Registrant.
10	.8*	Employment Agreement dated April 20, 2005 between the Registrant and Mr. William A. Furman, is incorporated herein by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K filed April 20, 2005.
10	.9*	Amendment dated May 11, 2006 to Employment Agreement between Mr. William A. Furman and Registrant dated April 20, 2005, is incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K filed May 12, 2006.
10	.10*	Amendment dated November 1, 2006 to Employment Agreement between the Registrant and Mr. William A. Furman dated April 20, 2005 is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed November 6, 2006.
10	.11*	Amendment dated June 5, 2008 to Employment Agreement between the Registrant and William A. Furman.
10	.12*	Employment Agreement dated May 11, 2006 between Robin Bisson and Registrant, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 12, 2006.
10	.13*	Employment Agreement between Timothy A. Stuckey and Registrant.
10	.14*	2007 Restated Greenbrier Leasing Corporation’s Manager Owned Target Benefit Plan.
10.15		Form of Agreement concerning Indemnification and Related Matters (Directors) between Registrant and its directors.
10.16		Form of Agreement concerning Indemnification and Related Matters (Officers) between Registrant and its officers.
10	.17*	Stock Incentive Plan — 2000, dated as of April 6, 1999 is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed November 24, 1999.
10	.18*	Amendment No. 1 to the Stock Incentive Plan — 2000, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 11, 2001.
10	.19*	Amendment No. 2 to the Stock Incentive Plan — 2000, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed April 11, 2001.
10	.20*	Amendment No 3 to the Stock Incentive Plan — 2000, is incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K filed November 27, 2002.
10.21		The Greenbrier Companies Code of Business Conduct and Ethics.
10	.22*	Employment Agreement dated April 7, 2008 between James T. Sharp and Registrant, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 11, 2008.
10	.23*	Amendment dated June 26, 2008 to Employment Agreement dated April 7, 2008 between James T. Sharp and Registrant.
10	.24*	Form of Employee Restricted Share Agreement (5 year vesting) related to the 2005 Stock Incentive Plan.
10	.25*	Form of Employee Restricted Share Agreement (time and performance vesting) related to the 2005 Stock Incentive Plan.

The Greenbrier Companies 2008 Annual Report	75

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

10	.26*	Form of Change of Control Agreement for Senior Managers.
10	.27*	2004 Employee Stock Purchase Plan is incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A filed November 25, 2003.
10	.28*	2005 Stock Incentive Plan is incorporated herein by reference to Appendix C to the Registrant’s Proxy Statement on Schedule 14A filed November 24, 2004.
10	.29*	Amendment No. 1 dated June 30, 2005 to the 2005 Stock Incentive Plan dated June 30, 2005 is incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed November 4, 2005.
10	.30*	Amendment No. 2 dated April 3, 2007 to the 2005 Stock Incentive Plan, dated April 3, 2007 is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed July 10, 2007.
10.31		Stock purchase agreement among Gunderson Rail Services LLC and Meridian Rail Holdings Corp. dated October 15, 2006 and incorporated herein by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K filed November 2, 2006.
10.32		Asset Purchase Agreement among Gunderson Rail Services LLC, American Allied Railway Equipment Co., Inc., and American Allied Freight Car Co., Inc. dated January 24, 2008, is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed April 3, 2008.
10	.33*	Second Amended and Restated Employment Agreement dated January 8, 2008 between the Registrant and Larry G. Brady is incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed July 11, 2008.
21.1		List of the subsidiaries of the Registrant
23.1		Consent of Deloitte & Touche LLP, independent auditors
31	.1(a)	Certification pursuant to Rule 13(a) — 14(a)
31	.2(b)	Certification pursuant to Rule 13(a) — 14(a)
32	.1(c)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2(d)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

CERTIFICATIONS

The Company filed the required 303A.12(a) New York Stock Exchange Certification of its Chief Financial Officer with the New York Stock Exchange with no qualifications following the 2007 Annual Meeting of Shareholders and the Company filed as an exhibit to its Annual Report on Form 10-K for the year ended August 31, 2007, as filed with the Securities and Exchange Commission, a Certification of the Chief Executive Officer and a Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

76	The Greenbrier Companies 2008 Annual Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Dated: November 6, 2008	By: /s/ William A. Furman William A. Furman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Benjamin R. Whiteley Benjamin R. Whiteley, Chairman of the Board	November 6, 2008

/s/ William A. Furman William A. Furman, President and Chief Executive Officer, Director	November 6, 2008

/s/ Graeme Jack Graeme Jack, Director	November 6, 2008

/s/ Duane McDougall Duane McDougall, Director	November 6, 2008

/s/ A. Daniel O’Neal A. Daniel O’Neal, Director	November 6, 2008

/s/ Charles J. Swindells Charles J. Swindells, Director	November 6, 2008

/s/ C. Bruce Ward C. Bruce Ward, Director	November 6, 2008

/s/ Donald A. Washburn Donald A. Washburn, Director	November 6, 2008

/s/ Mark J. Rittenbaum Mark J. Rittenbaum, Executive Vice President, Treasurer And Chief Financial Officer (Principal Financial Officer)	November 6, 2008

/s/ James W. Cruckshank James W. Cruckshank, Senior Vice President And Chief Accounting Officer (Principal Accounting Officer)	November 6, 2008

The Greenbrier Companies 2008 Annual Report	77