Form 10-Q
period 2008-11-30
GREENBRIER COMPANIES INC
filed 2009-01-09
CIK 923120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended November 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      to
Commission File No. 1-13146

THE GREENBRIER COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Oregon (State of Incorporation)	93-0816972 (I.R.S. Employer Identification No.)

One Centerpointe Drive, Suite 200, Lake Oswego, OR (Address of principal executive offices)	97035 (Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
The number of shares of the registrant’s common stock, without par value, outstanding on January 5, 2009 was 16,664,232 shares.

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
Forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier’s control. The following are among the factors that could cause actual results or outcomes to differ materially from the forward-looking statements:
•	a delay or failure of acquired businesses, start-up operations, products or services to compete successfully;

•	decreases in carrying value of inventory, goodwill or other assets due to impairment;

•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

•	changes in future maintenance or warranty requirements;

•	fluctuations in demand for newly manufactured railcars or failure to obtain orders as anticipated in developing forecasts;

•	effects of local statutory accounting;

•	domestic and global business conditions and growth or reduction in the surface transportation industry;

•	ability to maintain good relationships with third party labor providers or collective bargaining units;

•	steel price fluctuations, scrap surcharges, steel scrap prices and other commodity price fluctuations and their impact on railcar and wheel demand and margin;

•	ability to deliver railcars in accordance with customer specifications;

•	changes in product mix and the mix among reporting segments;

•	labor disputes, energy shortages or operating difficulties that might disrupt manufacturing operations or the flow of cargo;

•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of alliance partners, subcontractors or suppliers;

•	ability to obtain suitable contracts for railcars held for sale;

•	lower than anticipated residual values for leased equipment;

•	discovery of defects in railcars resulting in increased warranty costs or litigation;

•	resolution or outcome of pending or future litigation and investigations;

•	the ability to consummate expected sales;

•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under the contracts as anticipated;

•	financial condition of principal customers;

•	market acceptance of products;

•	ability to determine and obtain adequate levels of insurance and at acceptable rates;

•	disputes arising from creation, use, licensing or ownership of intellectual property in the conduct of the Company’s business;

•	competitive factors, including introduction of competitive products, price pressures, limited customer base and competitiveness of our manufacturing facilities and products;

•	industry overcapacity and our manufacturing capacity utilization;

•	changes in industry demand for railcar products;

•	domestic and global political, regulatory or economic conditions including such matters as terrorism, war, embargoes or quotas;

•	ability to adjust to the cyclical nature of the railcar industry;

•	the effects of car hire deprescription on leasing revenue;

•	changes in interest rates and financial impacts from interest rates;

•	actions by various regulatory agencies;

•	changes in fuel and/or energy prices;

•	risks associated with intellectual property rights of Greenbrier or third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;

•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;

•	availability of a trained work force and availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;

•	failure to successfully integrate acquired businesses;

•	ability to maintain sufficient availability of credit facilities and compliance with financial covenants;

•	discovery of unknown liabilities associated with acquired businesses;

•	failure of or delay in implementing and using new software or other technologies;

•	ability to replace maturing lease revenue and earnings with revenue and earnings from additions to the lease fleet and management services; and

•	financial impacts from currency fluctuations and currency hedging activities in our worldwide operations.
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

THE GREENBRIER COMPANIES, INC.
PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
Consolidated Balance Sheets
(In thousands, unaudited)

	November 30,	August 31,
	2008	2008
Assets
Cash and cash equivalents	$18,765	$5,957
Restricted cash	524	1,231
Accounts receivable	152,733	181,857
Inventories	256,123	252,048
Assets held for sale	63,182	52,363
Equipment on operating leases	318,864	319,321
Investment in direct finance leases	8,328	8,468
Property, plant and equipment	134,060	136,506
Goodwill	192,733	200,148
Intangibles and other assets	95,747	99,061

	$1,241,059	$1,256,960

Liabilities and Stockholders’ Equity
Revolving notes	$146,323	$105,808
Accounts payable and accrued liabilities	234,541	274,322
Losses in excess of investment in de-consolidated subsidiary	15,313	15,313
Deferred income taxes	76,851	74,329
Deferred revenue	22,053	22,035
Notes payable	491,279	496,008
Minority interest	9,509	8,618

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock — without par value; 25,000 shares authorized; none outstanding	—	—
Common stock — without par value; 50,000 shares authorized; 16,664 and 16,606 shares outstanding at November 30, 2008 and August 31, 2008	17	17
Additional paid-in capital	83,414	82,262
Retained earnings	174,892	179,553
Accumulated other comprehensive loss	(13,133)	(1,305)

	245,190	260,527

	$1,241,059	$1,256,960

The accompanying notes are an integral part of these statements

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	November 30,
	2008	2007
Revenue
Manufacturing	$102,717	$159,194
Refurbishment & Parts	132,279	103,889
Leasing & Services	21,133	23,295

	256,129	286,378

Cost of revenue
Manufacturing	106,923	150,565
Refurbishment & Parts	119,326	87,951
Leasing & Services	11,929	11,925

	238,178	250,441

Margin	17,951	35,937

Other costs
Selling and administrative	15,980	20,184
Interest and foreign exchange	10,846	10,419
Special charges	—	189

	26,826	30,792
Earnings (loss) before income taxes, minority interest and equity in unconsolidated subsidiaries	(8,875)	5,145

Income tax benefit (expense)	4,544	(2,956)

Earnings (loss) before minority interest and equity in unconsolidated subsidiaries	(4,331)	2,189

Minority interest	568	375
Equity in earnings of unconsolidated subsidiaries	434	78

Net earnings (loss)	$(3,329)	$2,642

Basic earnings (loss) per common share:	$(0.20)	$0.16

Diluted earnings (loss) per common share:	$(0.20)	$0.16

Weighted average common shares:
Basic	16,629	16,172
Diluted	16,629	16,198
The accompanying notes are an integral part of these statements

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	November 30,
	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$(3,329)	$2,642
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Deferred income taxes	2,522	2,692
Depreciation and amortization	9,556	8,256
Gain on sales of equipment	(289)	(780)
Special charges	—	189
Minority interest	(509)	(103)
Other	139	(139)
Decrease (increase) in assets:
Accounts receivable	18,845	23,564
Inventories	(15,260)	(232)
Assets held for sale	(10,883)	(8,501)
Other	469	503
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(25,347)	(30,743)
Deferred revenue	1,712	(6,118)

Net cash used in operating activities	(22,374)	(8,770)

Cash flows from investing activities:
Principal payments received under direct finance leases	105	88
Proceeds from sales of equipment	306	1,422
Investment in and net advances to unconsolidated Subsidiaries	—	176
Decrease in restricted cash	433	140
Capital expenditures	(8,473)	(14,475)

Net cash used in investing activities	(7,629)	(12,649)

Cash flows from financing activities:
Changes in revolving notes	51,062	6,677
Repayments of notes payable	(4,189)	(1,331)
Investment by joint venture partner	1,400	600
Stock options and restricted stock awards exercised	1,152	783
Excess tax benefit of stock options exercised	—	51

Net cash provided by financing activities	49,425	6,780

Effect of exchange rate changes	(6,614)	516

Increase (decrease) in cash and cash equivalents	12,808	(14,123)

Cash and cash equivalents
Beginning of period	5,957	20,808

End of period	$18,765	$6,685

Cash paid during the period for:
Interest	$13,699	$13,746
Income taxes	$687	$1,958
Supplemental disclosure of non-cash activity:
Adjustment to tax reserves	$7,415	$—
Seller receivable netted against acquisition note payable	$—	$503
The accompanying notes are an integral part of these statements

THE GREENBRIER COMPANIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Interim Financial Statements
The Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of November 30, 2008 and for the three months ended November 30, 2008 and 2007 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals except for special charges) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three months ended November 30, 2008 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2009.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2008 Annual Report on Form 10-K.
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
Initial Adoption of Accounting Policies — In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which permits entities to choose to measure many financial assets and financial liabilities at fair value rather than historical value. Unrealized gains and losses on items for which the fair value option is elected are reported in earnings. This statement was effective for the Company beginning September 1, 2008 and the Company has not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by generally accepted accounting principles.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133. This statement changes the presentation of the disclosure of the Company’s derivative and hedging activity and was effective for the Company beginning September 1, 2008.
Prospective Accounting Changes — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company for the fiscal year beginning September 1, 2008. The adoption did not have an effect on the Company. In January 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 to defer SFAS No. 157’s effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FSP provides examples to illustrate key considerations in determining fair value of a financial asset when the market for that financial asset is not active. This position is effective for the Company beginning September 1, 2009. Management is evaluating whether there will be any impact on the Consolidated Financial Statements from the adoption of FSP 157-2 and 157-3.
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

THE GREENBRIER COMPANIES, INC.
In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for the Company beginning September 1, 2009. Management is evaluating the impact of this FSP on its Consolidated Financial Statements.
Note 2 — Acquisitions
Roller Bearing Industries
On April 4, 2008 the Company purchased substantially all of the operating assets of Roller Bearing Industries, Inc. (RBI) for $7.8 million in cash. The purchase price was paid from existing cash balances and credit facilities. RBI operates a railcar bearings reconditioning business in Elizabethtown, Kentucky. Reconditioned bearings are used in the refurbishment of railcar wheelsets. The financial results of these operations since the acquisition are reported in the Company’s Consolidated Financial Statements as part of the Refurbishment & Parts segment. The impact of this acquisition was not material to the Company’s consolidated results of operations; therefore, pro forma financial information has not been included. The allocation of the purchase price among certain assets and liabilities is still in process. As a result, the allocation is preliminary and subject to further refinement upon completion of analyses and valuations.
The preliminary fair value of the net assets acquired from RBI was as follows:

(In thousands)

Accounts receivable	$479
Inventories	2,963
Property, plant and equipment	1,644
Intangibles and other	1,178
Goodwill	1,742

Total assets acquired	8,006

Accounts payable and accrued liabilities	165

Total liabilities assumed	165

Net assets acquired	$7,841

American Allied Railway Equipment Company
On March 28, 2008 the Company purchased substantially all of the operating assets of American Allied Railway Equipment Company and its affiliates (AARE) for $83.3 million in cash. The purchase price was paid from existing cash balances and credit facilities. AARE’s two wheel facilities in Washington, Illinois and Macon, Georgia, supply new and reconditioned wheelsets to freight car maintenance locations as well as new railcar manufacturing facilities. AARE also operates a parts reconditioning business in Peoria, Illinois, where it reconditions railcar yokes, couplers, side frames and bolsters. The financial results since the acquisition are reported in the Company’s Consolidated Financial Statements as part of the Refurbishment & Parts segment.
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

The unaudited pro forma financial information presented below for the three months ended November 30, 2007 has been prepared to illustrate Greenbrier’s consolidated results had the acquisition of AARE occurred at the beginning of each period presented. The financial information for the three months ended November 30, 2008 is included for comparison purposes only.

	Three Months Ended
	November 30,
(In thousands, except per share amounts)	2008		2007

Revenue		$256,129	$307,980
Net earnings (loss)		$(3,329)	$2,264
Basic earnings (loss) per common share	$	(0.20)	$0.14
Diluted earnings per (loss) common share	$	(0.20)	$0.14
The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the fiscal year, and may not be indicative of the results of future operations of the Company.
Note 3 — Special Charges
In April 2007, the Company’s board of directors approved the permanent closure of the Company’s Canadian railcar manufacturing facility, TrentonWorks Limited. As a result of the facility closure decision, special charges of $0.2 million were recorded during the three months ended November 30, 2007 consisting of severance costs and professional and other expenses.
Note 4 — De-consolidation of Subsidiary
On March 13, 2008 TrentonWorks Limited (TrentonWorks) filed for bankruptcy with the Office of the Superintendent of Bankruptcy Canada whereby the assets of TrentonWorks are being administered and liquidated by an appointed trustee. The Company has not guaranteed any obligations of TrentonWorks and does not believe it will be liable for any of TrentonWorks’ liabilities. Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% ownership, except when control is not held by the majority owner. Under these principles, bankruptcy represents conditions which may preclude consolidation in instances where control rests with the bankruptcy court and trustee, rather than the majority owner. As a result, the Company discontinued consolidating TrentonWorks’ financial statements beginning on March 13, 2008 and began reporting its investment in TrentonWorks using the cost method. Under the cost method, the investment is reflected as a single amount on the Company’s Consolidated Balance Sheet. De-consolidation resulted in a negative investment in the subsidiary of $15.3 million which is included as a liability on the Company’s Consolidated Balance Sheet titled losses in excess of investment in de-consolidated subsidiary. In addition, a $3.4 million loss is included in other comprehensive loss. The Company may recognize up to $11.9 million of income with the reversal of the $15.3 million liability, net of the $3.4 million other comprehensive loss, when the bankruptcy is resolved.

THE GREENBRIER COMPANIES, INC.
Note 5 — Inventories

(In thousands)	November 30, 2008	August 31, 2008

Supplies and raw materials	$133,282	$150,505
Work-in-process	127,508	106,542
Lower of cost or market adjustment	(4,667)	(4,999)

	$256,123	$252,048

Note 6 — Assets Held for Sale

(In thousands)	November 30, 2008	August 31, 2008

Railcars held for sale	$37,501	$23,559
Railcars in transit to customer	5,866	6,787
Finished goods — parts	19,815	22,017

	$63,182	$52,363

Note 7 — Goodwill
Changes in the carrying value of goodwill for the three months ended November 30, 2008 are as follows:

		Refurbishment &
(In thousands)	Manufacturing	Parts	Leasing & Services	Total
Balance August 31, 2008	$1,287	$195,790	$3,071	$200,148
Reserve reversal	—	(7,415)	—	(7,415)

Balance November 30, 2008	$1,287	$188,375	$3,071	$192,733

The reduction in goodwill of $7.4 million relates to a release of a tax reserve that was recorded as a purchase accounting adjustment on the acquisition of Meridian Rail Holdings Corp. The contingency requiring this reserve lapsed in the first quarter of fiscal year 2009.
The Company completed its annual testing of goodwill during the third quarter of 2008 and determined that goodwill was not impaired. The Company completed an interim test of goodwill impairment during the first quarter of 2009 as a result of a significant decline in the Company’s stock price since fiscal year end. In accordance with the provision of SFAS 142, Goodwill and Other Intangible Assets, the Company performed Step 1 of the SFAS 142 analysis as of October 31, 2008 using a third party valuation provider and determined that the fair value of its reporting units with goodwill was in excess of the carrying value of those reporting units, and as such Step 2 was not necessary. In reaching this conclusion, the Company also considered the premium of the implied value of its reporting units over the current market value of its stock, and concluded that such premium was reasonable. This analysis included an equity test whereby the fair value of each reporting unit’s total equity is compared to the carrying value of equity and an asset test whereby the fair value of each reporting unit’s total assets was estimated and compared to the carrying value of assets. Greenbrier’s reporting units for this test are the same as its segments. The fair value of the Company’s reporting units was determined based on a weighting of income and market approaches. Under the income approach, the fair value of a reporting unit is based on the present value of estimated future cash flows. Under the market approach, the fair value is based on observed market multiples for comparable businesses and guideline transactions.

THE GREENBRIER COMPANIES, INC.
Note 8 — Intangibles and other assets
Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized over their useful lives.
The following table summarizes the Company’s identifiable intangible assets balance:

(In thousands)	November 30, 2008	August 31, 2008
Intangible assets subject to amortization:
Customer relationships	$66,825	$66,825
Accumulated amortization	(6,434)	(5,395)

Other intangibles	5,151	5,713
Accumulated amortization	(1,816)	(1,737)

	63,726	65,406
Intangible assets not subject to amortization:	912	912
Prepaid and other assets	31,109	32,743

Total intangible and other assets	$95,747	$99,061

Intangible assets with finite lives are amortized using the straight line method over their estimated useful lives and include the following: proprietary technology, 10 years; trade names, 5 years; patents, 11 years; and long-term customer agreements, 5 to 20 years. Amortization expense for the three months ended November 30, 2008 and 2007 was $1.2 million and $0.7 million.
Note 9 — Revolving Notes
All amounts originating in foreign currency have been translated at the November 30, 2008 exchange rate for the following discussion. Senior secured revolving credit facilities, consisting of two components, aggregated $321.7 million as of December 31, 2008. A $290.0 million revolving line of credit is available through November 2011 to provide working capital and interim financing of equipment, principally for the United States and Mexican operations. Advances under this facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. In addition, current lines of credit totaling $31.7 million, with various variable rates, are available for working capital needs of the European manufacturing operation. Currently these European credit facilities have maturities that range from February 28, 2009 through August 2009. European credit facility renewals are continually under negotiation and the Company expects the available credit facilities to be approximately $30.0 million as of February 28, 2009 and $25.0 million as of May 31, 2009, but dependent on the outcome of negotiations, these amounts could be reduced to $20.0 million as of February 28, 2009 and $15.0 million as of May 31, 2009.
As of November 30, 2008 outstanding borrowings under our facilities aggregated $146.3 million in revolving notes and $3.7 million in letters of credit. This consists of $120.1 million in revolving notes and $3.7 million in letters of credit outstanding under the United States credit facility and $26.2 million in revolving notes under the European credit facilities. Available borrowings for all credit facilities are generally based on defined levels of inventory, receivables, and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which as of November 30, 2008 levels would provide for maximum additional borrowing of $97.8 million.

THE GREENBRIER COMPANIES, INC.
Note 10 — Accounts Payable and Accrued Liabilities

(In thousands)	November 30, 2008	August 31, 2008

Trade payables	$182,989	$207,173
Accrued payroll and related liabilities	20,546	25,478
Accrued maintenance	16,805	17,067
Accrued warranty	11,077	11,873
Other	3,124	12,731

	$234,541	$274,322

Note 11 — Warranty Accruals
Warranty costs are estimated and charged to operations to cover a defined warranty period. The estimated warranty cost is based on the history of warranty claims for each particular product type. For new product types without a warranty history, preliminary estimates are based on historical information for similar product types. The warranty accrual, included in accounts payable and accrued liabilities on the Consolidated Balance Sheet, are reviewed periodically and updated based on warranty trends.
Warranty accrual activity:

	Three Months Ended
	November 30,
(In thousands)	2008	2007

Balance at beginning of period	$11,873	$15,911
Charged to cost of revenue	205	911
Payments	(497)	(1,034)
Currency translation effect	(504)	602

Balance at end of period	$11,077	$16,390

THE GREENBRIER COMPANIES, INC.
Note 12 — Comprehensive Income (Loss)
The following is a reconciliation of net earnings (loss) to comprehensive income (loss):
(In thousands)

	Three Months Ended
	November 30,
	2008	2007

Net earnings (loss)	$(3,329)	$2,642
Reclassification of derivative financial instruments recognized in net earnings (loss) during the three months (net of tax effect)	(52)	(24)
Unrealized loss on derivative financial instruments (net of tax effect)	(6,325)	(6)
Foreign currency translation adjustment (net of tax effect)	(5,451)	2,423

Comprehensive income (loss)	$(15,157)	$5,035

Accumulated other comprehensive income (loss), net of tax effect, consisted of the following:
(In thousands)

	Unrealized Losses
	on Derivative		Foreign Currency	Accumulated Other
	Financial	Pension Plan	Translation	Comprehensive
	Instruments	Adjustment	Adjustment	Income (Loss)

Balance, August 31, 2008	$571	$(7,118)	$5,242	$(1,305)
First quarter activity	(6,377)	—	(5,451)	(11,828)

Balance, November 30, 2008	$(5,806)	$(7,118)	$(209)	$(13,133)

Note 13 — Earnings Per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:
(In thousands)

	Three Months Ended
	November 30,
	2008	2007
Weighted average basic common shares outstanding	16,629	16,172
Dilutive effect of employee stock options (1)	—	26

Weighted average diluted common shares outstanding	16,629	16,198

(1)	Dilutive effect of common stock equivalents excluded from per share calculation in 2008 due to net loss
Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options. No options were anti-dilutive for the three months ended November 30, 2007.
Note 14 — Stock Based Compensation
All stock options were vested prior to September 1, 2005 and accordingly no compensation expense was recorded for stock options for the three months ended November 30, 2008 and 2007. The value of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period, which is generally between two to five years. For the three months ended November 30, 2008 and 2007, $1.1 million and $0.8 million in compensation expense was recorded in each period related to restricted stock grants.

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
At November 30, 2008 exchange rates, forward exchange contracts for the sale of Euro aggregated $52.6 million and sale of Pound Sterling aggregated $9.0 million which qualify for hedge accounting under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Adjusting the foreign currency exchange contracts to the fair value of the cash flow hedges at November 30, 2008 resulted in an unrealized pre-tax loss of $3.6 million that was recorded in accumulated other comprehensive loss. The fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As the contracts mature at various dates through November 2010, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations. At November 30, 2008 exchange rates, forward exchange contracts for the sale of Euro aggregated $11.8 million which do not qualify for hedge accounting treatment. Any adjustments to the fair value of these contracts will flow through the Consolidated Statement of Operations, and during the quarter ended November 30, 2008 a pre-tax loss of $1.2 million was recorded in interest and foreign exchange.
At November 30, 2008 exchange rates, interest rate swap agreements had a notional amount of $55.1 million and mature at various dates through March 2014. The fair value of these cash flow hedges at November 30, 2008 resulted in an unrealized pre-tax loss of $3.7 million. The loss is included in accumulated other comprehensive loss and the fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from accumulated other comprehensive loss and charged or credited to interest expense. At November 30, 2008 interest rates, approximately $0.1 million would be reclassified to interest expense in the next 12 months.
(In thousands)

			Amount of loss
			reclassified from
	Loss recognized in	Location of loss	accumulated OCI
	other comprehensive	reclassified from	into expense
	loss (OCI)	accumulated OCI	Three Months Ended
Cash Flow Hedges	November 30, 2008	into expense	November 30, 2008

Foreign forward exchange contracts	$(3,579)	Interest and foreign exchange	$(1,039)
Interest rate swap contracts	(3,662)	Interest and foreign exchange	—

	$(7,241)		$(1,039)

		Amount of loss recognized
Derivatives not designated		Three Months Ended
as hedging instrument	Location of loss recognized	November 30, 2008

Foreign forward exchange contracts	Interest and foreign exchange	$(1,200)

THE GREENBRIER COMPANIES, INC.
Note 16 — Segment Information
Greenbrier operates in three reportable segments: Manufacturing, Refurbishment & Parts and Leasing & Services. The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s 2008 Annual Report on Form 10-K. Performance is evaluated based on margin. Intersegment sales and transfers are generally accounted for at fair value as if the sales or transfers were to third parties. While intercompany transactions are treated like third-party transactions to evaluate segment performance, the revenues and related expenses are eliminated in consolidation and therefore do not impact consolidated results.
The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.
(In thousands)

	Three Months Ended
	November 30,
	2008	2007
Revenue:
Manufacturing	$120,045	$175,434
Refurbishment & Parts	133,613	105,277
Leasing & Services	21,421	23,341
Intersegment eliminations	(18,950)	(17,674)

	$256,129	$286,378

Margin:
Manufacturing	$(4,206)	$8,629
Refurbishment & Parts	12,953	15,938
Leasing & Services	9,204	11,370

Segment margin total	17,951	35,937
Less: unallocated expenses:
Selling and administrative	15,980	20,184
Interest and foreign exchange	10,846	10,419
Special charges	—	189

Earnings (loss) before income tax expense, minority interest and equity in unconsolidated subsidiary	$(8,875)	$5,145

Note 17 — Commitments and Contingencies
Environmental studies have been conducted of the Company’s owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting Greenbrier’s facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). Greenbrier and more than 80 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company, have signed an Administrative Order of Consent to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The study is expected to be completed in 2010. In February 2008, the EPA sought information from over 200 additional entities, including other federal agencies in order to determine whether additional General Notice letters were warranted. In addition, the Company has entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. The Company is also conducting groundwater remediation relating to a historical spill on the property which antedates its ownership.

THE GREENBRIER COMPANIES, INC.
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
When the Company acquired the assets of the Freight Wagon Division of DaimlerChrysler in January 2000, it acquired a contract to build 201 freight cars for Okombi GmbH, a subsidiary of Rail Cargo Austria AG. Subsequently, Okombi made breach of warranty and late delivery claims against the Company which grew out of design and certification problems. All of these issues were settled as of March 2004. Recently, new allegations have been made, the most serious of which involve cracks to the structure of the cars. Okombi has been required to remove all 201 freight cars from service, and a formal claim has been made against the Company. Legal and commercial evaluations are on-going to determine what obligations the Company might have, if any, to remedy the alleged defects.
Management intends to vigorously defend its position in each of the open foregoing cases. While the ultimate outcome of such legal proceedings cannot be determined at this time, management believes that the resolution of these actions will not have a material adverse effect on the Company’s Consolidated Financial Statements.
The Company has entered into contingent rental assistance agreements, aggregating $6.0 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods of up to five years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three months ended November 30, 2008 no accrual was made to cover estimated obligations as management determined no additional rental shortfall was probable. For the three months ended November 30, 2007 an accrual of $0.6 million was recorded to cover future obligations. The remaining balance of the accrued liability was $0.2 million as November 30, 2008. All of these agreements were entered into prior to December 31, 2002 and have not been modified since. The accounting for any future rental assistance agreements will comply with the guidance required by FASB Interpretation (FIN) 45 which pertains to contracts entered into or modified subsequent to December 31, 2002.

THE GREENBRIER COMPANIES, INC.
A portion of leasing & services revenue is derived from “car hire” which is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration either the owner’s or user’s rate is selected and that rate becomes effective for a one-year period. There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue for the Company which amounted to $5.9 million and $6.6 million for the three months ended November 30, 2008 and 2007.
In accordance with customary business practices in Europe, the Company has $11.2 million in bank and third party performance, advance payment and warranty guarantee facilities, all of which have been utilized as of November 30, 2008. To date no amounts have been drawn under these performance, advance payment and warranty guarantee facilities.
At November 30, 2008, an unconsolidated subsidiary had $4.2 million of third party debt, for which the Company has guaranteed 33% or approximately $1.4 million. In the event that there is a change in control or insolvency by any of the three 33% investors that have guaranteed the debt, the remaining investors’ share of the guarantee will increase proportionately.
The Company has outstanding letters of credit aggregating $3.7 million associated with facility leases and payroll.
Note 18 — Guarantor/Non Guarantor
The $235 million combined senior unsecured notes (the Notes) issued on May 11, 2005 and November 21, 2005 and $100 million of convertible senior notes issued on May 22, 2006 are fully and unconditionally and jointly and severally guaranteed by substantially all of Greenbrier’s material wholly owned United States subsidiaries: Autostack Company LLC, Greenbrier-Concarril, LLC, Greenbrier Leasing Company LLC, Greenbrier Leasing Limited Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing, L.P., Greenbrier Railcar LLC, Gunderson LLC, Gunderson Marine LLC, Gunderson Rail Services LLC, Meridian Rail Holdings Corp., Meridian Rail Acquisition Corp., Meridian Rail Mexico City Corp., Brandon Railroad LLC and Gunderson Specialty Products, LLC. No other subsidiaries guarantee the Notes including Greenbrier Europe B.V., Greenbrier Germany GmbH, WagonySwidnica S.A., Gunderson-Concarril, S.A. de C.V., Greenbrier-Gimsa, LLC and Gunderson-Gimsa S de RL de CV.
The following represents the supplemental consolidated condensed financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of November 30, 2008 and August 31, 2008 and for the three months ended November 30, 2008 and 2007. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.
The condensed consolidating statement of cash flows for the three months ended November 30, 2007 has been restated to correct the presentation of transactions that are settled on a net basis through the Company’s intercompany payables and receivables. The Company had previously presented intercompany advances and investment in subsidiaries between the parent and its guarantor and non-guarantor subsidiaries as operating activities. These transactions should have been presented in financing and investing activities. As any changes in the classification between operating, investing and financing are eliminated in consolidation, there is no impact to the Consolidated Statement of Cash Flows for the three months ended November 30, 2007.

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Balance Sheet
     November 30, 2008
     (In thousands)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$13,151	$—	$5,614	$—	$18,765
Restricted cash	—	—	524	—	524
Accounts and notes receivable	211,044	(61,359)	2,154	894	152,733
Inventories	—	150,988	105,135	—	256,123
Assets held for sale	—	56,903	6,279	—	63,182
Equipment on operating leases	—	320,824	—	(1,960)	318,864
Investment in direct finance leases	—	8,328	—	—	8,328
Property, plant and equipment	4,383	88,384	41,293	—	134,060
Goodwill	—	192,597	—	136	192,733
Intangibles and other	503,029	114,847	2,969	(525,098)	95,747

	$731,607	$871,512	$163,968	$(526,028)	$1,241,059

Liabilities and Stockholders’ Equity
Revolving notes	$120,100	$—	$26,223	$—	$146,323
Accounts payable and accrued liabilities	4,298	150,624	79,607	12	234,541
Losses in excess of investment in de-consolidated subsidiary	15,313	—	—	—	15,313
Deferred income taxes	6,830	73,374	(2,604)	(749)	76,851
Deferred revenue	892	19,202	1,959	—	22,053
Notes payable	338,984	149,113	3,182	—	491,279

Minority interest	—	—	(48)	9,557	9,509

Stockholders’ Equity	245,190	479,199	55,649	(534,848)	245,190

	$731,607	$871,512	$163,968	$(526,028)	$1,241,059

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Operations
     For the quarter ended November 30, 2008
     (In thousands)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$41,643	$84,861	$(23,787)	$102,717
Refurbishment & Parts	—	132,259	20	—	132,279
Leasing & Services	364	21,119	—	(350)	21,133

	364	195,021	84,881	(24,137)	256,129

Cost of revenue
Manufacturing	—	44,556	85,979	(23,612)	106,923
Refurbishment & Parts	—	119,303	23	—	119,326
Leasing & Services	—	11,946	—	(17)	11,929

	—	175,805	86,002	(23,629)	238,178

Margin	364	19,216	(1,121)	(508)	17,951

Other costs
Selling and administrative expense	6,493	7,097	2,390	—	15,980
Interest and foreign exchange	7,027	1,530	2,640	(351)	10,846

	13,520	8,627	5,030	(351)	26,826
Earnings (loss) before income taxes, minority interest and equity in unconsolidated subsidiaries	(13,156)	10,590	(6,151)	(157)	(8,875)

Income tax (expense) benefit	7,241	(4,437)	1,338	402	4,544

	(5,915)	6,152	(4,813)	245	(4,331)

Minority interest	—	—	28	540	568
Equity in earnings (loss) of unconsolidated subsidiaries	2,586	(1,485)	—	(667)	434

Net earnings (loss)	$(3,329)	$4,667	$(4,785)	$118	$(3,329)

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Cash Flows
     For the quarter ended November 30, 2008
     (In thousands)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(3,329)	$4,667	$(4,785)	$118	$(3,329)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	444	1,657	602	(181)	2,522
Depreciation and amortization	310	7,209	2,054	(17)	9,556
Gain on sales of equipment	—	(289)	—	—	(289)
Minority interest	—	—	1,178	(1,687)	(509)
Other	—	135	4	—	139
Decrease (increase) in assets
Accounts receivable	(2,320)	1,197	20,861	(893)	18,845
Inventories	—	(7,431)	(7,829)	—	(15,260)
Assets held for sale	—	(11,762)	879	—	(10,883)
Other	294	1,073	(402)	(496)	469
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	10,452	(29,429)	(7,077)	707	(25,347)
Deferred revenue	(39)	3,215	(1,464)	—	1,712

Net cash provided by (used in) operating activities	5,812	(29,758)	4,021	(2,449)	(22,374)

Cash flows from investing activities:
Principal payments received under direct finance leases	—	105	—	—	105
Proceeds from sales of equipment	—	306	—	—	306
Investment in and advances to unconsolidated subsidiaries	(4,281)	1,919	—	2,362	—
Decrease in restricted cash	—	—	433		433
Capital expenditures	(691)	(5,066)	(2,803)	87	(8,473)

Net cash provided by (used in) investing activities	(4,972)	(2,736)	(2,370)	2,449	(7,629)

Cash flows from financing activities:
Changes in revolving notes	55,100	—	(4,038)	—	51,062
Intercompany advances	(43,605)	37,557	6,048	—	—
Repayments of notes payable	(355)	(3,543)	(291)	—	(4,189)
Investment by joint venture partner	—	—	1,400	—	1,400
Stock options exercised and restricted stock awards	1,152	—	—	—	1,152
Excess tax benefit of stock options exercised	—	—	—	—	—

Net cash provided by (used in ) Financing activities	12,292	34,014	3,119	—	49,425

Effect of exchange rate changes	19	(3,113)	(3,520)	—	(6,614)

Increase in cash and cash equivalents	13,151	(1,593)	1,250	—	12,808
Cash and cash equivalents Beginning of period	—	1,593	4,364	—	5,957

End of period	$13,151	$—	$5,614	$—	$18,765

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Balance Sheet
     August 31, 2008
     (In thousands)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$1,593	$4,364	$—	$5,957
Restricted cash	—	—	1,231	—	1,231
Accounts and notes receivable	165,118	(22,604)	39,341	2	181,857
Inventories	—	143,557	108,491	—	252,048
Assets held for sale	—	45,205	7,158	—	52,363
Equipment on operating leases	—	8,468	—	—	8,468
Investment in direct finance leases	—	321,210	—	(1,889)	319,321
Property, plant and equipment	4,002	89,157	43,347	—	136,506
Goodwill	—	200,012	—	136	200,148
Intangibles and other	510,889	118,952	3,803	(534,583)	99,061

	$680,009	$905,550	$207,735	$(536,334)	$1,256,960

Liabilities and Stockholders’ Equity
Revolving notes	$65,000	$—	$40,808	$—	$105,808
Accounts payable and accrued liabilities	(7,486)	187,440	95,064	(696)	274,322
Losses in excess of investment in de-consolidated subsidiary	15,313	—	—	—	15,313
Deferred income taxes	6,385	71,717	(3,206)	(567)	74,329
Deferred revenue	931	16,094	5,010	—	22,035
Notes payable	339,339	152,654	4,015	—	496,008
Minority interest	—	—	(27)	8,645	8,618

Stockholders’ Equity	260,527	477,645	66,071	(543,716)	260,527

	$680,009	$905,550	$207,735	$(536,334)	$1,256,960

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

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Cash Flows
     For the quarter ended November 30, 2007
     (In thousands)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$2,642	$13,246	$(4,308)	$(8,938)	$2,642
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	1,203	1,766	(265)	(12)	2,692
Depreciation and amortization	120	6,603	1,549	(16)	8,256
Gain on sales of equipment	—	(780)	—	—	(780)
Special charges	—	—	189	—	189
Minority interest	—	—		(103)	(103)
Other	(136)	—	—	(3)	(139)
Decrease (increase) in assets Accounts receivable	—	25,888	(2,272)	(52)	23,564
Inventories	—	1,711	(1,943)	—	(232)
Assets held for sale	—	(4,898)	(3,603)	—	(8,501)
Other	306	607	(412)	2	503
Increase (decrease) in liabilities Accounts payable and accrued liabilities	(14,897)	(16,606)	708	52	(30,743)
Deferred revenue	(39)	(3,870)	(2,209)	—	(6,118)
Reclassification (1)	(107)	—	107	—	—

Net cash provided by (used in) operating activities	(10,908)	23,667	(12,459)	(9,070)	(8,770)

Cash flows from investing activities:
Principal payments received under direct finance leases	—	88	—	—	88
Proceeds from sales of equipment	—	1,422	—	—	1,422
Investment in and advances to unconsolidated subsidiaries	(8,124)	(481)	—	8,781	176
Decrease in restricted cash			140		140
Capital expenditures	(701)	(12,424)	(1,639)	289	(14,475)

Net cash provided by (used in) investing activities	(8,825)	(11,395)	(1,499)	9,070	(12,649)

Cash flows from financing activities:
Changes in revolving notes	5,000	—	1,677	—	6,677
Intercompany advances	4,019	(11,588)	7,569		—
Repayments of notes payable	(327)	(686)	(318)	—	(1,331)
Investment by joint venture partner	—	—	600	—	600
Stock options exercised and restricted stock awards	783	—	—	—	783
Excess tax benefit of stock options exercised	51	—	—	—	51

Net cash provided by (used in ) financing activities	9,526	(12,274)	9,528		6,780

Effect of exchange rate changes	(20)	2	534	—	516

Decrease in cash and cash equivalents	(10,227)	—	(3,896)	—	(14,123)
Cash and cash equivalents
Beginning of period	15,422	—	5,386	—	20,808

End of period	$5,195	$—	$1,490	$—	$6,685

(1)	Our Mexican joint venture is shown as a non-guarantor subsidiary in the current year’s presentation. In the prior year’s presentation financial information for the joint venture, while immaterial, was allocated among the guarantor, non-guarantor and eliminations categories.

THE GREENBRIER COMPANIES, INC.
Note 19 — Subsequent Events
We began delivering 500 railcar units in the second quarter of fiscal year 2009 for which we will have rental assistance obligations whereby we guarantee the purchaser minimum defined earnings through December 31, 2011. Upon delivery of each of the railcar units, the Company will record a charge to cost of revenue and a related liability for the estimated rental assistance obligation in accordance with Financial Accounting Standards Board (FASB) Interpretation (FIN) 45. Currently, we estimate the obligation to be approximately $3.4 million.

THE GREENBRIER COMPANIES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We operate in three primary business segments: Manufacturing, Refurbishment & Parts and Leasing & Services. These three business segments are operationally integrated. The Manufacturing segment, operating from four facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. The Refurbishment & Parts segment performs railcar repair, refurbishment and maintenance activities in the United States and Mexico as well as wheel, axle and bearing servicing, and production and reconditioning of a variety of parts for the railroad industry. The Leasing & Services segment owns approximately 9,000 railcars and provides management services for approximately 137,000 railcars for railroads, shippers, carriers, and other leasing and transportation companies in North America. Segment performance is evaluated based on margins. We also produce rail castings through an unconsolidated joint venture.
All segments of the North American and European freight car markets in which we operate are currently experiencing a softening of demand in a weaker economy, market saturation of certain freight car types and tight capital markets, all contributing to caution on the part of our customers and increased competitiveness. These market factors have led and may continue to lead to lower revenues and reduced margins for some of our operations in the current year.
Our manufacturing backlog of railcars for sale and lease as of November 30, 2008 was approximately 15,900 units with an estimated value of $1.39 billion compared to 22,200 units valued at $1.73 billion as of November 30, 2007. Based on current production plans, approximately 2,900 units in backlog are scheduled for delivery in fiscal year 2009. The current backlog includes approximately 8,900 units that are subject to our fulfillment of certain competitive or contractual conditions. A portion of the orders included in backlog includes an assumed product mix. Under terms of the order, the exact mix will be determined in the future which may impact the dollar amount of backlog. In addition, a substantial portion of our backlog consists of orders for tank cars which are a new product type for us in North America. Marine backlog was approximately $190.0 million as of November 30, 2008, of which approximately $56.0 million is scheduled for delivery in the remainder of fiscal year 2009 and the balance through 2012.
Prices for steel, a primary component of railcars and barges, and related surcharges have fluctuated significantly and remain volatile. In addition the price of certain railcar components, which are a product of steel, are affected by steel price fluctuations. Subsequent to year end, prices for steel, railcar components and scrap steel have declined but remain volatile. New railcar and marine backlog generally either includes fixed price contracts which anticipate material price increases and surcharges, or contracts that contain actual pass through of material price increases and surcharges. On certain fixed price railcar contracts actual material cost increases and surcharges have caused the total manufacturing cost of the railcar to exceed the amounts originally anticipated, and in some cases, the actual contractual sale price of the railcar. When the anticipated loss on production of railcars in backlog is both probable and estimable, we accrue a loss contingency. A loss contingency reserve was accrued during fiscal year 2008 for production in the current year. This contingency was reviewed during the quarter ended November 30, 2008 and an additional $0.5 million was accrued. We are aggressively working to mitigate these exposures. The Company’s integrated business model has helped offset some of the effects of fluctuating steel and scrap steel prices, as a portion of our business segments benefit from rising steel scrap prices while other segments benefit from lower steel and scrap steel prices through enhanced margins.
Customer orders may be subject to cancellations and other customary industry terms and conditions. Historically, little variation has been experienced between the product ordered and the product actually delivered. Recent economic conditions have caused some customers to consider renegotiation, delay or cancellation of orders. The backlog is not necessarily indicative of future results of operations.
We began delivering 500 railcar units in the second quarter of fiscal year 2009 for which we will have rental assistance obligations whereby we guarantee the purchaser minimum defined earnings through December 31, 2011. Upon delivery of each of the railcar units, the Company will record a charge to cost of revenue and a related liability for the estimated rental assistance obligation in accordance with Financial Accounting Standards Board (FASB) Interpretation (FIN) 45. Currently, we estimate the obligation to be approximately $3.4 million.

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
Maintenance obligations - We are responsible for maintenance on a portion of the managed and owned lease fleet under the terms of maintenance obligations defined in the underlying lease or management agreement. The estimated maintenance liability is based on maintenance histories for each type and age of railcar. These estimates involve judgment as to the future costs of repairs and the types and timing of repairs required over the lease term. As we cannot predict with certainty the prices, timing and volume of maintenance needed in the future on railcars under long-term leases, this estimate is uncertain and could be materially different from maintenance requirements. The liability is periodically reviewed and updated based on maintenance trends and known future repair or refurbishment requirements. These adjustments could be material due to the inherent uncertainty in predicting future maintenance requirements.
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

THE GREENBRIER COMPANIES, INC.
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
We perform a goodwill impairment test annually during the third quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The provisions of SFAS 142, Goodwill and Other Intangible Assets, require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit with its carrying value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. The second step of the goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In the second step we would compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill.
The Company completed an interim test of goodwill impairment during the first quarter of 2009 as a result of a significant decline in the Company’s stock price since fiscal year end. In accordance with the provision of SFAS 142, Goodwill and Other Intangible Assets, the Company performed Step 1 of the SFAS 142 analysis as of October 31, 2008 using a third party valuation provider and determined that the fair value of its reporting units with goodwill was in excess of the carrying value of those reporting units, and as such Step 2 was not necessary. In reaching this conclusion, the Company also considered the premium of the implied value of its reporting units over the current market value of its stock, and concluded that such premium was reasonable. Should there be a decline in the estimated value of our reporting units; we could be required to perform the Step 2 impairment analysis to determine if there is an impairment of goodwill.
Loss contingencies — On certain fixed price railcar contracts actual price increases and surcharges may cause the total cost to produce the railcar to exceed the amounts originally anticipated, and in some cases, the actual contractual sale price of the railcar. When the anticipated loss on production of railcars in backlog is both probable and estimable the Company will accrue a loss contingency. These estimates are based on the best information available at the time of the accrual and may be adjusted at a later date to reflect actual costs.
Results of Operations
Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007
Overview
Total revenue for the three months ended November 30, 2008 was $256.1 million, a decrease of $30.3 million from revenues of $286.4 million in the prior comparable period. Net loss for the three months ended November 30, 2008 was $3.3 million compared to net earnings of $2.6 million for the three months ended November 30, 2007.
Manufacturing Segment
Manufacturing revenue includes results from new railcar and marine production. New railcar delivery and backlog information includes all facilities.

THE GREENBRIER COMPANIES, INC.
Manufacturing revenue for the three months ended November 30, 2008 was $102.7 million compared to $159.2 million in the corresponding prior period, a decrease of $56.5 million. The decrease was due to lower deliveries primarily due to the current economic slowdown of the North American market and railcars produced in the current period for delivery to third party customers in future periods. The decrease was somewhat offset by a change in product mix with higher per unit sales prices. New railcar deliveries were approximately 800 units in the current period compared to 1,900 units in the prior comparable period.
Manufacturing margin as a percentage of revenue for the three months ended November 30, 2008 was negative 4.1% compared to a margin of 5.4% for the three months ended November 30, 2007, the decrease was primarily the result of higher material costs and scrap surcharge expense, loss contingencies of $0.5 million and less efficient absorption of overhead due to operating at lower production levels and plant utilization.
Refurbishment & Parts Segment
Refurbishment & Parts revenue was $132.3 million for the three months ended November 30, 2008 compared to revenue of $103.9 million in the prior comparable period. The increase of $28.4 million was primarily due to acquisition related growth of approximately $21.9 million associated with the acquisition of American Allied Railway Equipment Company (AARE) which occurred in the second quarter of fiscal 2008 and strong wheel volumes. This was partially offset by reduced volumes of railcar repair and refurbishment work in the current economic environment.
Refurbishment & Parts margin as a percentage of revenue was 9.8% for the three months ended November 30, 2008 compared to 15.3% for the three months ended November 30, 2007. The decrease was primarily due to lower volumes and a less favorable mix of repair and refurbishment work and lower scrap benefit.
Leasing & Services Segment
Leasing & Services revenue was $21.1 million for the three months ended November 30, 2008 compared to $23.3 million for the three months ended November 30, 2007. The change was primarily a result of lower leasing revenues and a decrease in gains on sale of assets from the lease fleet.
Pre-tax gains on sale of $0.3 million were realized on the disposition of leased equipment, compared to $0.8 million in the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.
Leasing & Services margin as a percentage of revenue was 43.6% and 48.8% for the three-month periods ended November 30, 2008 and 2007. The change was primarily a result of decreased lease utilization and a decrease in gains on sales of assets from the lease fleet and interest income.
Other Costs
Selling and administrative expense was $16.0 million for the three months ended November 30, 2008 compared to $20.2 million for the comparable prior period, a decrease of $4.2 million. The change was primarily due to a decrease in employee related costs, continued cost reduction efforts in the current economic environment, reversal of a $0.3 million bad debt reserve due to collection of amounts previously reserved, and a tax reserve reversal of $1.0 million.
Interest and foreign exchange was $10.8 million for the three months ended November 30, 2008, compared to $10.4 million in the prior comparable period. Interest expense increased $0.5 million to $9.7 million due to higher debt levels. Foreign exchange decreased $0.1 million from the prior comparable period. Current period results include insignificant foreign exchange gains as compared to foreign exchange losses of $1.2 million in the prior comparable period principally related to the weakening of the Polish Zloty and Mexican Peso relative to other currencies. During the quarter an additional $1.2 million foreign exchange loss was recorded in association with foreign currency forward exchange contracts that did not qualify for hedge accounting treatment under SFAS 133.

THE GREENBRIER COMPANIES, INC.
Income Tax
The provision for income taxes was a benefit of $4.5 million and an expense of $3.0 million for the three months ended November 30, 2008 and 2007. The provision for income taxes is based on projected consolidated results of operations for the entire year which results in an estimated 50.5% annual effective tax rate on pre-tax income. The effective tax rate fluctuates from year to year due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating losses for certain operations with no related tax benefit. The actual tax rate for the first three months of the fiscal year 2009 was 51.2% as compared to 57.5% in the prior comparable period. The actual rate of 51.2% differs from the estimated effective rate of 50.5% due to revisions to our projected geographical mix of consolidated results from operations.
Liquidity and Capital Resources
We have been financed through cash generated from operations and borrowings. During the quarter ended November 30, 2008, cash increased $12.8 million to $18.8 million from $6.0 million at August 31, 2008.
Cash used in operations for the three months ended November 30, 2008 was $22.4 million compared to $8.8 million for the three months ended November 30, 2007. The change was primarily due to timing of working capital needs including purchases of railcars held for sale, timing of inventory purchases and varying customer payment terms.
Cash used in investing activities was $7.6 million for the three months ended November 30, 2008 compared to $12.6 million in the prior comparable period. Cash usage during the current period was primarily for capital expenditures.
Capital expenditures totaled $8.5 million and $14.5 million for the three months ended November 30, 2008 and 2007. Of these capital expenditures, approximately $3.3 million and $10.1 million were attributable to leasing & services operations. Leasing & Services capital expenditures for 2009, net of proceeds from sales of equipment, are expected to be approximately $20.0 million depending on market conditions and fleet management objectives. We regularly sell assets from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures. Proceeds from sales of equipment were $0.3 million and $1.4 million for the three months ended November 30, 2008 and 2007.
Approximately $4.5 million and $2.5 million of capital expenditures for the three months ended November 30, 2008 and 2007 were attributable to manufacturing operations. Capital expenditures for manufacturing operations are expected to be approximately $10.0 million in 2009 and primarily relate to start up of our tank car line at the Mexican joint venture, ERP implementation and maintenance of existing equipment.
Refurbishment & Parts capital expenditures for the three months ended November 30, 2008 and 2007 were $0.7 million and $1.9 million and are expected to be approximately $10.0 million in 2009 for maintenance of existing facilities, ERP implementation and some expansion.
Cash provided by financing activities was $49.4 million for the three months ended November 30, 2008 compared to $6.8 million in the three months ended November 30, 2007. During the current period $51.1 million in net proceeds were received from revolving note borrowings. During the three months ended November 30, 2007 we received $6.7 million in net proceeds from borrowings under revolving credit lines.
All amounts originating in foreign currency have been translated at the November 30, 2008 exchange rate for the following discussion. Senior secured revolving credit facilities, consisting of two components, aggregated $321.7 million as of December 31, 2008. A $290.0 million revolving line of credit is available through November 2011 to provide working capital and interim financing of equipment, principally for the United States and Mexican operations. Advances under this facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. In addition, current lines of credit totaling $31.7 million, with various variable rates, are available for working capital needs of the European manufacturing operation. Currently these European credit facilities have maturities that range from February 28, 2009 through August 2009. European credit facility renewals are continually under negotiation and we expect the available credit facilities to be approximately

THE GREENBRIER COMPANIES, INC.
$30.0 million as of February 28, 2009 and $25.0 million as of May 31, 2009, but dependent on the outcome of negotiations, these amounts could be reduced to $20.0 million as of February 28, 2009 and $15.0 million as of May 31, 2009.
As of November 30, 2008 outstanding borrowings under our facilities aggregated $146.3 million in revolving notes and $3.7 million in letters of credit. This consists of $120.1 million in revolving notes and $3.7 million in letters of credit outstanding under the United States credit facility and $26.2 million in revolving notes under the European credit facilities. Available borrowings for all credit facilities are generally based on defined levels of inventory, receivables, and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which as of November 30, 2008 levels would provide for maximum additional borrowing of $97.8 million.
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
Currently we are seeking a third party line of credit to support our Mexican joint venture due in part to current limitations in our existing loan covenants. In the interim, Greenbrier has been solely financing the working capital needs of the joint venture. As of November 30, 2008 these advances to the joint venture total $27.0 million.
In accordance with customary business practices in Europe, we have $11.2 million in bank and third party performance, advance payment and warranty guarantee facilities all of which have been utilized as of November 30, 2008. To date, no amounts have been drawn under these performance, advance payment and warranty guarantees.
We have advanced $0.6 million in long term advances to an unconsolidated subsidiary which are secured by accounts receivable and inventory. As of November 30, 2008, this same unconsolidated subsidiary had $4.2 million in third party debt for which we have guaranteed 33% or approximately $1.4 million.
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
Quarterly dividends have been paid each quarter since the fourth quarter of 2004 when dividends of $.06 per share were reinstated. The quarterly dividend was increased to $.08 per share beginning with the fourth quarter of 2005. The quarterly dividend was decreased to $.04 per share effective January 8, 2009.
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
Foreign Currency Exchange Risk
We have operations in Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At November 30, 2008, $67.7 million of forecast sales were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results. We believe the exposure to foreign exchange risk is not material.
In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At November 30, 2008, net assets of foreign subsidiaries aggregated $7.8 million and a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of $0.8 million, 0.3% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.
Interest Rate Risk
We have managed our floating rate debt with interest rate swap agreements, effectively converting $55.1 million of variable rate debt to fixed rate debt. At November 30, 2008, the exposure to interest rate risk is reduced since 62% of our debt has fixed rates and 38% has floating rates. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt. At November 30, 2008, a uniform 10% increase in interest rates would result in approximately $1.0 million of additional annual interest expense.

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 4T.	Controls and Procedures
Not applicable

THE GREENBRIER COMPANIES, INC.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
There is hereby incorporated by reference the information disclosed in Note 17 to Consolidated Financial Statements, Part I of this quarterly report.

Item 1a.	Risk Factors
There have been no material changes in our risk factors described in our Annual Report on Form 10-K for the year ended August 31, 2008.

Item 6.	Exhibits
(a)	List of Exhibits:

31.1	Certification pursuant to Rule 13 (a) — 14 (a)

31.2	Certification pursuant to Rule 13 (a) — 14 (a)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE GREENBRIER COMPANIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.
Date: January 9, 2009	By:	/s/ Mark J. Rittenbaum
Mark J. Rittenbaum
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Date: January 9, 2009	By:	/s/ James W. Cruckshank
James W. Cruckshank
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)