Form 10-Q
period 2009-02-28
GREENBRIER COMPANIES INC
filed 2009-04-09
CIK 923120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended February 28, 2009

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
The number of shares of the registrant’s common stock, without par value, outstanding on March 28, 2009 was 16,713,984 shares.

Forward-Looking Statements
From time to time, The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) or their representatives have made or may make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:
•	availability of financing sources and borrowing base for working capital, other business development activities, capital spending and railcar warehousing activities;

•	ability to maintain compliance with or obtain appropriate amendments to covenants in various credit agreements;

•	ability to renew or obtain sufficient lines of credit and performance guarantees on acceptable terms;

•	ability to utilize beneficial tax strategies;

•	ability to grow our refurbishment & parts and lease fleet and management services businesses;

•	ability to obtain sales contracts which contain provisions for the escalation of prices due to increased costs of materials and components;

•	ability to obtain adequate certification and licensing of products; and

•	short- and long-term revenue and earnings effects of the above items.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
Item 4T. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
SIGNATURES
EX-10.1
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-31.1
EX-31.2
EX-32.1
EX-32.2

THE GREENBRIER COMPANIES, INC.
PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
Consolidated Balance Sheets
(In thousands, except per share amounts, unaudited)

	February 28, 2009	August 31, 2008
Assets
Cash and cash equivalents	$41,066	$5,957
Restricted cash	516	1,231
Accounts receivable	137,358	181,857
Inventories	204,218	252,048
Assets held for sale	45,289	52,363
Equipment on operating leases	315,884	319,321
Investment in direct finance leases	8,221	8,468
Property, plant and equipment	128,670	136,506
Goodwill	192,733	200,148
Intangibles and other assets	93,743	99,061

	$1,167,698	$1,256,960

Liabilities and Stockholders’ Equity
Revolving notes	$101,474	$105,808
Accounts payable and accrued liabilities	228,238	274,322
Losses in excess of investment in de-consolidated subsidiary	15,313	15,313
Deferred income taxes	77,872	74,329
Deferred revenue	19,995	22,035
Notes payable	488,073	496,008

Minority interest	9,158	8,618

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock — without par value; 25,000 shares authorized; none outstanding	—	—
Common stock — without par value; 50,000 shares authorized; 16,714 and 16,606 shares outstanding at February 28, 2009 and August 31, 2008	17	17
Additional paid-in capital	84,676	82,262
Retained earnings	167,345	179,553
Accumulated other comprehensive loss	(24,463)	(1,305)

	227,575	260,527

	$1,167,698	$1,256,960

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Revenue
Manufacturing	$145,574	$123,394	$248,292	$282,588
Refurbishment & Parts	121,681	112,576	253,960	216,466
Leasing & Services	19,877	23,603	41,010	46,898

	287,132	259,573	543,262	545,952

Cost of revenue
Manufacturing	152,003	118,225	258,926	268,790
Refurbishment & Parts	107,427	94,396	226,754	182,347
Leasing & Services	11,547	12,279	23,476	24,204

	270,977	224,900	509,156	475,341

Margin	16,155	34,673	34,106	70,611

Other costs
Selling and administrative	16,265	21,000	32,245	41,184
Interest and foreign exchange	8,192	9,854	19,038	20,273
Special charges	—	2,112	—	2,302

	24,457	32,966	51,283	63,759
Earnings (loss) before income taxes, minority interest and equity in unconsolidated subsidiaries	(8,302)	1,707	(17,177)	6,852
Income tax benefit (expense)	1,324	(1,904)	5,868	(4,859)

Earnings (loss) before minority interest and equity in unconsolidated subsidiaries	(6,978)	(197)	(11,309)	1,993

Minority interest	351	1,367	919	1,741
Equity in earnings (loss) of unconsolidated subsidiaries	(251)	253	183	331

Net earnings (loss)	$(6,878)	$1,423	$(10,207)	$4,065

Basic earnings (loss) per common share	$(0.41)	$0.09	$(0.61)	$0.25

Diluted earnings (loss) per common share	$(0.41)	$0.09	$(0.61)	$0.25

Weighted average common shares:

Basic	16,694	16,290	16,694	16,230
Diluted	16,694	16,311	16,694	16,254
The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	February 28,	February 29,
	2009	2008
Cash flows from operating activities
Net earnings (loss)	$(10,207)	$4,065
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	3,543	3,996
Depreciation and amortization	18,984	16,519
Gain on sales of equipment	(358)	(2,006)
Special charges	—	2,302
Minority interest	(860)	(1,681)
Other	217	(120)
Decrease (increase) in assets:
Accounts receivable	28,702	(12,269)
Inventories	28,622	(2,639)
Assets held for sale	8,561	(66,960)
Other	135	(3,168)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(22,079)	(4,888)
Deferred revenue	562	(4,082)

Net cash provided by (used in) operating activities	55,822	(70,931)

Cash flows from investing activities
Principal payments received under direct finance leases	211	179
Proceeds from sales of equipment	1,400	6,414
Investment in and net advances to unconsolidated subsidiary	—	347
Decrease in restricted cash	244	547
Capital expenditures	(15,148)	(15,998)

Net cash used in investing activities	(13,293)	(8,511)

Cash flows from financing activities
Changes in revolving notes	11,283	64,259
Proceeds from issuance of notes payable	—	12
Repayments of notes payable	(7,394)	(4,183)
Dividends	(2,001)	(2,605)
Stock options and restricted stock awards exercised	2,414	1,743
Excess tax benefit (expense) of stock options exercised	—	(3)
Investment by joint venture partner	1,400	4,650

Net cash provided by financing activities	5,702	63,873

Effect of exchange rate changes	(13,122)	1,195
Increase (decrease) in cash and cash equivalents	35,109	(14,374)
Cash and cash equivalents
Beginning of period	5,957	20,808

End of period	$41,066	$6,434

Cash paid during the period for
Interest	$17,100	$17,134
Income taxes	$1,340	$2,125
Supplemental disclosure of non-cash activity:
Seller receivable netted against acquisition note	$—	$503
Pension plan adjustment	$—	$6,913
Adjustment to tax reserve	$7,415	$—
The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Interim Financial Statements
The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of February 28, 2009 and for the three and six months ended February 28, 2009 and February 29, 2008 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals except for special charges) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three and six months ended February 28, 2009 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2009.
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

THE GREENBRIER COMPANIES, INC.
subsidiaries. This standard is effective for the Company beginning September 1, 2009. Management is evaluating the impact of this statement on its Consolidated Financial Statements.
In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for the Company beginning September 1, 2009 with respect to its $100.0 million of outstanding convertible debt. This FSP cannot be early adopted and requires retrospective adjustments for all periods the Company had the convertible debt. On September 1, 2009 the Company expects to record, on its Consolidated Balance Sheet, a debt discount of $17.0 million, a deferred tax liability of $6.7 million and a $10.3 million increase to equity. The debt discount will be amortized through May 2013 and the amortization expense is expected to be included in Interest and foreign exchange on the Consolidated Statements of Operations. The pre-tax amortization is expected to be approximately $4.1 million in fiscal year 2010, $4.5 million in fiscal year 2011, $4.8 million in fiscal year 2012 and $3.6 million in fiscal year 2013.
Note 2 — Acquisitions
Roller Bearing Industries
On April 4, 2008 the Company purchased substantially all of the operating assets of Roller Bearing Industries, Inc. (RBI) for $7.8 million in cash. The purchase price was paid from existing cash balances and credit facilities. RBI operates a railcar bearings reconditioning business in Elizabethtown, Kentucky. These bearings are used in the reconditioning of railcar wheelsets. The financial results of this operation since the acquisition are reported in the Company’s Consolidated Financial Statements as part of the Refurbishment & Parts segment. The impact of this acquisition was not material to the Company’s consolidated results of operations; therefore, pro forma financial information has not been included.
The fair value of the net assets acquired from RBI was as follows:

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
On January 31, 2009, the wheel facility in Washington Illinois was extensively damaged by fire. Substantially all the work scheduled to be completed at this facility has been shifted to other wheel facilities in the Refurbishment & Parts network, with no significant disruptions in service to our customers. The Company believes it is adequately covered by insurance for this loss.

THE GREENBRIER COMPANIES, INC.
The fair value of the net assets acquired from AARE was as follows:

(In thousands)

Accounts receivable	$10,228
Inventories	12,966
Property, plant and equipment	8,377
Intangibles and other	27,800
Goodwill	29,405

Total assets acquired	88,776

Accounts payable and accrued liabilities	5,451

Total liabilities assumed	5,451

Net assets acquired	$83,325

The unaudited pro forma financial information presented below for the three and six months ended February 29, 2008 has been prepared to illustrate Greenbrier’s consolidated results had the acquisition of AARE occurred at the beginning of each period presented. The financial information for the three and six months ended February 28, 2009 is included for comparison purposes only.
(In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008

Revenue	$287,132	$281,812	$543,262	$589,794
Net earnings (loss)	$(6,878)	$2,622	$(10,207)	$4,886
Basic earnings (loss) per share	$(0.41)	$0.16	$(0.61)	$0.30
Diluted earnings (loss) per share	$(0.41)	$0.16	$(0.61)	$0.30
The unaudited pro forma financial information is not necessarily indicative of what the actual results would have been had the transaction occurred at the beginning of the fiscal year, and may not be indicative of the results of future operations of the Company.
Note 3 — Special Charges
In April 2007, the Company’s board of directors approved the permanent closure of the Company’s Canadian railcar manufacturing facility, TrentonWorks Limited (TrentonWorks). As a result of the facility closure decision, special charges of $2.1 million and $2.3 million were recorded during the three and six months ended February 29, 2008 consisting of severance costs and professional and other fees associated with the closure.
Note 4 — De-consolidation of Subsidiary
On March 13, 2008 TrentonWorks filed for bankruptcy with the Office of the Superintendent of Bankruptcy Canada whereby the assets of TrentonWorks are being administered and liquidated by an appointed trustee. The Company has not guaranteed any obligations of TrentonWorks and does not believe it will be liable for any of TrentonWorks’ liabilities. Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% ownership, except when control is not held by the majority owner. Under these principles, bankruptcy represents a condition which may preclude consolidation in instances where control rests with the bankruptcy court and trustee, rather than the majority owner. As a result, the Company discontinued consolidating TrentonWorks’ financial statements beginning on March 13, 2008 and began reporting its investment in TrentonWorks using the cost method. Under the cost method, the investment is reflected as a single amount on the Company’s Consolidated Balance Sheet. De-consolidation resulted in a negative investment in the subsidiary of $15.3 million which is included as a liability on the Company’s Consolidated Balance Sheet titled Losses in excess of investment in de-consolidated subsidiary. In addition, a $3.4 million loss is included in Accumulated other comprehensive loss. The Company may recognize up to $11.9 million of income with the reversal of the $15.3 million liability, net of the $3.4 million other comprehensive loss, when the bankruptcy is resolved and the Company is legally released from any future obligations.

THE GREENBRIER COMPANIES, INC.
Note 5 — Inventories
(In thousands)

	February 28, 2009	August 31, 2008

Supplies and raw materials	$116,422	$150,505
Work-in-process	91,423	106,542
Lower of cost or market adjustment	(3,627)	(4,999)

	$204,218	$252,048

Note 6 — Assets Held for Sale
(In thousands)

	February 28, 2009	August 31, 2008

Finished goods — parts	$20,102	$22,017
Railcars held for sale	17,588	23,559
Railcars in transit to customer	7,599	6,787

	$45,289	$52,363

Note 7 — Goodwill
The Company periodically acquires businesses in purchase transactions in which the allocation of the purchase price may result in the recognition of goodwill. Goodwill is evaluated annually for impairment unless a qualifying event triggers interim testing.
Changes in the carrying value of goodwill for the six months ended February 28, 2009 are as follows:
(In thousands)

		Refurbishment &	Leasing &
	Manufacturing	Parts	Services	Total
Balance August 31, 2008	$1,287	$195,790	$3,071	$200,148
Reserve reversal	—	(7,415)	—	(7,415)

Balance February 28, 2009	$1,287	$188,375	$3,071	$192,733

The reduction in goodwill of $7.4 million relates to a release of a tax reserve that was recorded as a purchase accounting adjustment on the acquisition of Meridian Rail Holdings Corp. The contingency requiring this reserve lapsed in the first quarter of fiscal year 2009.
The Company tests goodwill annually during the third quarter using a testing date of February 28th. In accordance with the provision of SFAS 142, Goodwill and Other Intangible Assets, the Company performed Step 1 of the SFAS 142 analysis as of February 28, 2009. This analysis included an equity test whereby the fair value of each reporting unit’s total equity is compared to the carrying value of equity and an asset test whereby the fair value of each reporting unit’s total assets was estimated and compared to the carrying value of assets. Greenbrier’s reporting units for this test are the same as its segments. The fair value of the Company’s reporting units was determined based on a weighting of income and market approaches. Under the income approach, the fair value of a reporting unit is based on the present value of estimated future cash flows. Under the market approach, the fair value is based on observed market multiples for comparable businesses and guideline transactions. The Company also considered the premium of the implied value of its reporting units over the current market value of its stock. Results of the Step 1 analysis indicated that the carrying amounts of all reporting units were in excess of their fair value indicating that an impairment is probable. Accordingly, the Company is required to perform Step 2 of the SFAS 142 impairment analysis to determine the amount, if any, of goodwill impairment to be recorded.

THE GREENBRIER COMPANIES, INC.
Under Step 2 of the SFAS 142 analysis, the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. As of the filing of this Form 10-Q, the Company had not completed its analysis due to the complexities involved in determining the implied fair value of the goodwill for each reporting unit, which is based on the determination of the fair value of all assets and liabilities in the reporting unit. The Company is currently unable to estimate the range of the possible impairment. The evaluation will be completed in the third quarter and any resulting impairment will be reflected in the third quarter financial statements.
Note 8 — Intangibles and other assets
Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.
The following table summarizes the Company’s identifiable intangible assets balance:
(In thousands)

	February 28, 2009	August 31, 2008
Intangible assets subject to amortization:
Customer relationships	$66,825	$66,825
Accumulated amortization	(7,472)	(5,395)

Other intangibles	4,747	5,713
Accumulated amortization	(1,909)	(1,737)

	62,191	65,406
Intangible assets not subject to amortization	912	912
Prepaid and other assets	30,640	32,743

Total intangible and other assets	$93,743	$99,061

Intangible assets with finite lives are amortized using the straight line method over their estimated useful lives and include the following: proprietary technology, 10 years; trade names, 5 years; patents, 11 years; and long-term customer agreements and relationships, 5 to 20 years. Amortization expense for the three and six months ended February 28, 2009 was $1.2 million and $2.4 million and for the three and six months ended February 29, 2008 was $0.8 million and $1.5 million.
Note 9 — Revolving Notes
All amounts originating in foreign currency have been translated at the February 28, 2009 exchange rate for the following discussion. Senior secured revolving credit facilities, consisting of two components, aggregated $315.2 million as of February 28, 2009. A $290.0 million revolving line of credit is available through November 2011 to provide working capital and interim financing of equipment, principally for the United States and Mexican operations. Advances under this facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. In addition, current lines of credit totaling $25.2 million, with various variable rates, are available for working capital needs of the European manufacturing operation. Currently these European credit facilities have maturities that range from April 30, 2009 through August 2009. European credit facility renewals are continually under negotiation and the Company expects the available credit facilities to be approximately $25.0 million through August 31, 2009, but dependent on the outcome of negotiations, these amounts could be reduced to $20.0 million as of May 31, 2009 and $15.0 million as of August 31, 2009.
As of February 28, 2009 outstanding borrowings under our facilities aggregated $101.5 million in revolving notes and $3.6 million in letters of credit. This consists of $80.0 million in revolving notes and $3.6 million in letters of credit outstanding under the United States credit facility and $21.5 million in revolving notes outstanding under the European credit facilities. Available borrowings for all credit facilities are generally based on defined levels of

THE GREENBRIER COMPANIES, INC.
inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which as of February 28, 2009 levels would provide for maximum additional borrowing of $84.0 million.
Note 10 — Accounts Payable and Accrued Liabilities
(In thousands)

	February 28, 2009	August 31, 2008

Trade payables and other accrued	$181,513	$207,173
Accrued payroll and related liabilities	19,378	25,478
Accrued maintenance	16,165	17,067
Accrued warranty	10,146	11,873
Other	1,036	12,731

	$228,238	$274,322

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
Warranty accrual activity:
(In thousands)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008

Balance at beginning of period	$11,077	$16,390	$11,873	$15,911
Charged to cost of revenue	471	401	676	1,312
Payments	(1,114)	(1,203)	(1,611)	(2,237)
Currency translation effect	(288)	279	(792)	881

Balance at end of period	$10,146	$15,867	$10,146	$15,867

THE GREENBRIER COMPANIES, INC.
Note 12 — Comprehensive Income (Loss)
The following is a reconciliation of net earnings (loss) to comprehensive income (loss):
(In thousands)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008

Net earnings (loss)	$(6,878)	$1,423	$(10,207)	$4,065
Reclassification of derivative financial instruments recognized in net earnings (loss) (net of tax)	(182)	(24)	(270)	(48)
Unrealized gain (loss) on derivative financial instruments (net of tax)	(6,707)	501	(12,996)	494
Pension plan adjustment (1)	—	(6,913)	—	(6,913)
Foreign currency translation adjustment (net of tax)	(4,440)	1,349	(9,892)	3,772

Comprehensive income (loss)	$(18,207)	$(3,664)	$(33,365)	$1,370

(1)	The prior year pension plan adjustment related to retroactive legislation enacted by the Province of Nova Scotia, Canada requiring TrentonWorks to contribute deficit funding and grow-in benefits to the pension plan for employees covered by a collective bargaining agreement at TrentonWorks. The Company has not guaranteed any obligations of TrentonWorks and does not believe it will be liable for any of TrentonWorks’ liabilities.
Accumulated other comprehensive income (loss), net of tax effect, consisted of the following:
(In thousands)

	Unrealized Gains
	(Losses) on		Foreign	Accumulated
	Derivative	Pension	Currency	Other
	Financial	Plan	Translation	Comprehensive
	Instruments	Adjustment	Adjustment	Income (Loss)

Balance, August 31, 2008	$571	$(7,118)	$5,242	$(1,305)
Six month activity	(13,266)	—	(9,892)	(23,158)

Balance, February 28, 2009	$(12,695)	$(7,118)	$(4,650)	$ (24,463)

Note 13 — Earnings Per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:
(In thousands)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Weighted average basic common shares outstanding	16,694	16,290	16,694	16,230
Dilutive effect of employee stock options (1)	—	21	—	24

Weighted average diluted common shares outstanding	16,694	16,311	16,694	16,254

(1)	Dilutive effect of common stock equivalents excluded from per share calculation for the three and six months ended February 28, 2009 due to net loss
Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options. No options were anti-dilutive for the three and six months ended February 29, 2008.

THE GREENBRIER COMPANIES, INC.
Note 14 — Stock Based Compensation
All stock options were vested prior to September 1, 2005 and accordingly no compensation expense was recorded for stock options for the three and six months ended February 28, 2009 and February 29, 2008. The value of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period which is generally two to five years. For the three and six months ended February 28, 2009, $1.3 million and $2.4 million in compensation expense was recognized related to restricted stock grants. For the three and six months ended February 29, 2008, $0.9 million and $1.7 million in compensation expense was recognized related to restricted stock grants.
Note 15 — Derivative Instruments
Foreign operations give rise to market risks from changes in foreign currency exchange rates. Foreign currency forward exchange contracts with established financial institutions are utilized to hedge a portion of that risk in Pound Sterling and Euro. The Company has fully utilized all existing foreign currency hedge facilities. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. The Company’s foreign currency forward exchange contracts and interest rate swap agreements are designated as cash flow hedges, and therefore the unrealized gains and losses are recorded in accumulated other comprehensive loss.
At February 28, 2009 exchange rates, forward exchange contracts for the sale of Euro aggregated $36.8 million and sale of Pound Sterling aggregated $6.8 million which qualify for hedge accounting under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Adjusting the foreign currency exchange contracts to the fair value of the cash flow hedges at February 28, 2009 resulted in an unrealized pre-tax loss of $10.0 million that was recorded in accumulated other comprehensive loss. The fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets. As the contracts mature at various dates through November 2010, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations. Certain forward exchange contracts for the sale of Euro did not qualify for hedge accounting which resulted in fair value adjustments of $1.2 million pre-tax expense in the first quarter and $1.4 million pre-tax expense in the second quarter, for a total of $2.6 million pre-tax expense that was included in interest and foreign exchange on the Consolidated Statements of Operations. As of the end of January 2009 these contracts qualified for hedge accounting treatment through their maturity.
At February 28, 2009 exchange rates, interest rate swap agreements had a notional amount of $54.1 million and mature at various dates through March 2014. The fair value of these cash flow hedges at February 28, 2009 resulted in an unrealized pre-tax loss of $4.4 million. The loss is included in accumulated other comprehensive loss and the fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from accumulated other comprehensive loss and charged or credited to interest expense. At February 28, 2009 interest rates, approximately $0.9 million would be reclassified to interest expense in the next 12 months.

THE GREENBRIER COMPANIES, INC.
(In thousands)

		Location of loss	Amount of loss
	Loss recognized in	reclassified from	reclassified from
	other comprehensive	accumulated OCI	accumulated OCI
Cash Flow Hedges	loss (OCI)	into expense	into expense
			Six Months Ended
	February 28, 2009		February 28, 2009
Foreign forward exchange contracts	$(9,990)	Interest and foreign exchange	$(691)

Interest rate swap contracts	(2,704)	Interest and foreign exchange	—

	$(12,694)		$(691)

		Location of loss	Amount of loss
Derivatives not designated as hedging instrument		recognized	recognized
			Six Months Ended
			February 28, 2009
Foreign forward exchange contracts	$—	Interest and foreign exchange	$(2,554)
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
The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.
(In thousands)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Revenue:
Manufacturing	$122,287	$172,417	$243,754	$347,851
Refurbishment & Parts	122,990	113,806	256,603	219,083
Leasing & Services	19,815	23,723	41,236	47,065
Intersegment eliminations	22,040	(50,373)	1,669	(68,047)

	$287,132	$259,573	$543,262	$545,952

Margin:
Manufacturing	$(6,429)	$5,169	$(10,634)	$13,798
Refurbishment & Parts	14,254	18,180	27,206	34,119
Leasing & Services	8,330	11,324	17,534	22,694

Segment margin total	16,155	34,673	34,106	70,611
Less: unallocated expenses:
Selling and administrative	16,265	21,000	32,245	41,184
Interest and foreign exchange	8,192	9,854	19,038	20,273
Special charges	—	2,112	—	2,302

Earnings (loss) before income tax expense, minority interest and equity in unconsolidated subsidiary	$(8,302)	$1,707	$(17,177)	$6,852

Note 17 — Commitments and Contingencies
Environmental studies have been conducted of the Company’s owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting Greenbrier’s facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). Greenbrier and more than 80 other parties have received a “General Notice” of potential liability from the EPA

THE GREENBRIER COMPANIES, INC.
relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company, have signed an Administrative Order of Consent to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The study is expected to be completed in 2011. In February 2008, the EPA sought information from over 200 additional entities, including other federal agencies in order to determine whether additional General Notice letters were warranted. In addition, the Company has entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. The Company is also conducting groundwater remediation relating to a historical spill on the property which antedates its ownership.
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
When the Company acquired the assets of the Freight Wagon Division of DaimlerChrysler in January 2000, it acquired a contract to build 201 freight cars for Okombi GmbH, a subsidiary of Rail Cargo Austria AG. Subsequently, Okombi made breach of warranty and late delivery claims against the Company which grew out of design and certification problems. All of these issues were settled as of March 2004. Additional allegations have been made, the most serious of which involve cracks to the structure of the cars. Okombi has been required to remove all 201 freight cars from service, and a formal claim has been made against the Company. Legal and commercial evaluations are on-going to determine what obligations the Company might have, if any, to remedy the alleged defects.
Management intends to vigorously defend its position in each of the open foregoing cases. While the ultimate outcome of such legal proceedings cannot be determined at this time, management believes that the resolution of these actions will not have a material adverse effect on the Company’s Consolidated Financial Statements.
As part of an order to deliver 500 railcar units, the Company has an obligation to guarantee the purchaser minimum earnings. The obligation runs from date of the railcar delivery through December 31, 2011. The maximum potential obligation totals $13.4 million and in certain defined instances the obligation may be reduced due to early

THE GREENBRIER COMPANIES, INC.
termination. The purchaser has agreed to utilize the railcars on a preferential basis, and the Company is entitled to re-market the railcar units when they are not being utilized by the purchaser during the obligation period. Any earnings generated from the railcar units will offset the obligation and be recognized as revenue and margin in future periods. The Company believes its actual obligation will be less than the $13.4 million. The Company delivered 360 railcar units under this contract during the quarter. The balance of the deliveries is currently expected to occur by the end of this fiscal year. Upon delivery of the railcar units, the entire purchase price is recorded as revenue and due in full. The minimum earnings due to the purchaser are considered a reduction of revenue and are recorded as deferred revenue. During the quarter ended February 28, 2009 the Company recorded $9.9 million of the potential obligation to deferred revenue.
The Company has entered into contingent rental assistance agreements, aggregating $5.8 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods of up to five years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three and six months ended February 28, 2009 no accrual was made to cover estimated obligations as management determined no additional rental shortfall was probable. For the three and six months ended February 29, 2008 an accrual of $0.4 million and $1.0 million was recorded to cover future obligations. There was no remaining balance of the accrued liability as of February 28, 2009. All of these agreements were entered into prior to December 31, 2002 and have not been modified since. The accounting for any future rental assistance agreements will comply with the guidance required by FASB Interpretation (FIN) 45 which pertains to contracts entered into or modified subsequent to December 31, 2002.
A portion of leasing & services revenue is derived from “car hire” which is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration either the owner’s or user’s rate is selected and that rate becomes effective for a one-year period. There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue for the Company which amounted to $5.0 million and $10.9 million for the three and six months ended February 28, 2009 and $6.6 million and $13.2 million for the three and six months ended February 29, 2008.
In accordance with customary business practices in Europe, the Company has $11.3 million in bank and third party performance and warranty guarantee facilities, all of which have been utilized as of February 28, 2009. To date no amounts have been drawn under these performance and warranty guarantee facilities.
The Company has outstanding letters of credit aggregating $3.6 million associated with facility leases and payroll.
At February 28, 2009, an unconsolidated subsidiary had $3.7 million of third party debt, for which the Company has guaranteed one-third or approximately $1.2 million. In the event that there is a change in control or insolvency by any of the three one-third investors that have guaranteed the debt, the remaining investors’ share of the guarantee will increase proportionately.
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

THE GREENBRIER COMPANIES, INC.
The following represents the supplemental consolidated condensed financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of February 28, 2009 and August 31, 2008 and for the three and six months ended February 28, 2009 and February 29, 2008. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.
The Greenbrier Companies, Inc.
     Condensed Consolidating Balance Sheet
     February 28, 2009
     (In thousands, unaudited)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$27,512	$301	$13,253	$—	$41,066
Restricted cash	—	—	516	—	516
Accounts receivable	147,980	(11,935)	190	1,123	137,358
Inventories	—	132,313	71,905	—	204,218
Assets held for sale	—	37,690	7,599	—	45,289
Equipment on operating leases	—	317,827	—	(1,943)	315,884
Investment in direct finance leases	—	8,221	—	—	8,221
Property, plant and equipment	4,743	84,969	38,958	—	128,670
Goodwill	—	192,597	—	136	192,733
Intangibles and other assets	493,182	112,627	2,712	(514,778)	93,743

	$673,417	$874,610	$135,133	$(515,462)	$1,167,698

Liabilities and Stockholders’ Equity
Revolving notes	$80,000	$—	$21,474	$—	$101,474
Accounts payable and accrued liabilities	7,530	153,848	66,851	9	228,238
Losses in excess of investment in de-consolidated subsidiary	15,313	—	—	—	15,313
Deferred income taxes	3,524	77,551	(2,471)	(732)	77,872
Deferred revenue	853	18,875	267	—	19,995
Notes payable	338,622	146,565	2,886	—	488,073

Minority interest	—	—	(101)	9,259	9,158

Stockholders’ Equity	227,575	477,771	46,227	(523,998)	227,575

	$673,417	$874,610	$135,133	$(515,462)	$1,167,698

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Operations
     For the three months ended February 28, 2009
     (In thousands, unaudited)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$81,662	$93,840	$(29,928)	$145,574
Refurbishment & Parts	—	121,670	11	—	121,681
Leasing & Services	316	19,851	—	(290)	19,877

	316	223,183	93,851	(30,218)	287,132

Cost of revenue
Manufacturing	—	89,266	92,428	(29,691)	152,003
Refurbishment & Parts	—	107,417	10	—	107,427
Leasing & Services	—	11,563	—	(16)	11,547

	—	208,246	92,438	(29,707)	270,977

Margin	316	14,937	1,413	(511)	16,155

Other costs
Selling and administrative	8,016	6,805	1,444	—	16,265
Interest and foreign exchange	6,817	1,313	590	(528)	8,192

	14,833	8,118	2,034	(528)	24,457

Earnings (loss) before income taxes, minority interest and equity in earnings (loss) of unconsolidated subsidiaries	(14,517)	6,819	(621)	17	(8,302)

Income tax (expense) benefit	6,367	(5,631)	375	213	1,324

	(8,150)	1,188	(246)	230	(6,978)

Minority interest	—	—	52	299	351
Equity in earnings (loss) of unconsolidated subsidiaries	1,272	(1,741)	—	218	(251)

Net earnings (loss)	$(6,878)	$(553)	$(194)	$747	$(6,878)

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Operations
     For the six months ended February 28, 2009
     (In thousands, unaudited)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$123,306	$178,701	$(53,715)	$248,292
Refurbishment & Parts		253,929	31	—	253,960
Leasing & Services	680	40,970	—	(640)	41,010

	680	418,205	178,732	(54,355)	543,262

Cost of revenue
Manufacturing	—	133,822	178,407	(53,303)	258,926
Refurbishment & Parts	—	226,721	33	—	226,754
Leasing & Services	—	23,509	—	(33)	23,476

	—	384,052	178,440	(53,336)	509,156

Margin	680	34,153	292	(1,019)	34,106

Other costs
Selling and administrative	14,509	13,902	3,834	—	32,245
Interest and foreign exchange	13,844	2,843	3,230	(879)	19,038

	28,353	16,745	7,064	(879)	51,283

Earnings (loss) before income taxes, minority interest and equity in earnings (loss) of unconsolidated subsidiaries	(27,673)	17,408	(6,772)	(140)	(17,177)

Income tax (expense) benefit	13,608	(10,068)	1,713	615	5,868

	(14,065)	7,340	(5,059)	475	(11,309)

Minority interest	—	—	80	839	919
Equity in earnings (loss) of unconsolidated subsidiaries	3,858	(3,226)	—	(449)	183

Net earnings (loss)	$(10,207)	$4,114	$(4,979)	$865	$(10,207)

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Cash Flows
     For the six months ended February 28, 2009
     (In thousands, unaudited)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(10,207)	$4,114	$(4,979)	$865	$(10,207)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(2,861)	5,834	734	(164)	3,543
Depreciation and amortization	672	14,390	3,955	(33)	18,984
Gain on sales of equipment	—	(357)	—	(1)	(358)
Minority interest	—	—	1,126	(1,986)	(860)
Other	—	212	5		217
Decrease (increase) in assets
Accounts receivable	(5,661)	34,385	1,099	(1,121)	28,702
Inventories	—	11,244	17,378	—	28,622
Assets held for sale	—	9,001	(440)	—	8,561
Other	1,312	690	(126)	(1,741)	135
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	15,017	(26,305)	(11,496)	705	(22,079)
Deferred revenue	(78)	2,994	(2,354)	—	562

Net cash provided by (used in) operating activities	(1,806)	56,202	4,902	(3,476)	55,822

Cash flows from investing activities:
Principal payments received under direct finance leases	—	211	—	—	211
Proceeds from sales of equipment	—	1,400	—	—	1,400
Investment in and net advances to unconsolidated subsidiaries	(6,798)	3,409	—	3,389	—
Decrease in restricted cash	—	—	244	—	244
Capital expenditures	(1,413)	(9,574)	(4,248)	87	(15,148)

Net cash provided by (used in) investing activities	(8,211)	(4,554)	(4,004)	3,476	(13,293)

Cash flows from financing activities
Changes in revolving notes	15,000	—	(3,717)	—	11,283
Intercompany advances	22,799	(42,861)	20,062	—	—
Repayments of notes payable	(717)	(6,090)	(587)	—	(7,394)
Dividends	(2,001)	—	—	—	(2,001)
Stock options and restricted stock exercised	2,414	—	—	—	2,414
Investment by joint venture partner	—	—	1,400	—	1,400

Net cash provided by (used in ) financing activities	37,495	(48,951)	17,158	—	5,702

Effect of exchange rate changes	34	(3,989)	(9,167)	—	(13,122)
Increase (decrease) in cash and cash equivalents	27,512	(1,292)	8,889	—	35,109
Cash and cash equivalents
Beginning of period	—	1,593	4,364	—	5,957

End of period	$27,512	$301	$13,253	$—	$41,066

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

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
Condensed Consolidating Statement of Operations
For the three months ended February 29, 2008
(In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$78,046	$125,065	$(79,717)	$123,394
Refurbishment & Parts	—	112,562	14	—	112,576
Leasing & Services	203	23,515	—	(115)	23,603

	203	214,123	125,079	(79,832)	259,573

Cost of revenue
Manufacturing	—	75,526	123,035	(80,336)	118,225
Refurbishment & Parts	—	94,384	12	—	94,396
Leasing & Services	—	12,294	—	(15)	12,279

	—	182,204	123,047	(80,351)	224,900

Margin	203	31,919	2,032	519	34,673

Other costs
Selling and administrative	7,863	8,681	4,457	(1)	21,000
Interest and foreign exchange	6,854	1,586	1,529	(115)	9,854
Special charges	—	—	2,112	—	2,112

	14,717	10,267	8,098	(116)	32,966
Earnings (loss) before income taxes, minority interest and equity in earnings (loss) of unconsolidated subsidiaries	(14,514)	21,652	(6,066)	635	1,707

Income tax (expense) benefit	7,033	(8,776)	(105)	(56)	(1,904)

	(7,481)	12,876	(6,171)	579	(197)

Minority interest	—	—	6	1,361	1,367
Equity in earnings (loss) of unconsolidated subsidiaries	8,904	1,011	—	(9,662)	253

Net earnings (loss)	$1,423	$13,887	$(6,165)	$(7,722)	$1,423

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
Condensed Consolidating Statement of Operations
For the six months ended February 29, 2008
(In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$180,475	$252,547	$(150,434)	$282,588
Refurbishment & Parts		216,443	23	—	216,466
Leasing & Services	661	46,464	—	(227)	46,898

	661	443,382	252,570	(150,661)	545,952

Cost of revenue
Manufacturing	—	174,098	245,167	(150,475)	268,790
Refurbishment & Parts	—	182,328	19	—	182,347
Leasing & Services	—	24,235	—	(31)	24,204

	—	380,661	245,186	(150,506)	475,341

Margin	661	62,721	7,384	(155)	70,611

Other costs
Selling and administrative	14,636	17,083	9,466	(1)	41,184
Interest and foreign exchange	13,442	3,279	3,781	(229)	20,273
Special charges	—	—	2,302	—	2,302

	28,078	20,362	15,549	(230)	63,759
Earnings (loss) before income taxes, minority interest and equity in earnings (loss) of unconsolidated subsidiaries	(27,417)	42,359	(8,165)	75	6,852
Income tax (expense) benefit	14,454	(16,972)	(2,315)	(26)	(4,859)

	(12,963)	25,387	(10,480)	49	1,993

Minority interest	—	—	6	1,735	1,741
Equity in earnings (loss) of unconsolidated subsidiaries	17,028	1,747	—	(18,444)	331

Net earnings (loss)	$4,065	$27,134	$(10,474)	$(16,660)	$4,065

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
Condensed Consolidating Statement of Cash Flows
For the six months ended February 29, 2008
(In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$4,065	$27,134	$(10,474)	$(16,660)	$4,065
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	1,516	2,842	(428)	66	3,996
Depreciation and amortization	258	13,021	3,271	(31)	16,519
Gain on sales of equipment	—	(2,004)	—	(2)	(2,006)
Special charges	—	—	2,302	—	2,302
Minority interest	—	—	(6)	(1,675)	(1,681)
Other	(136)	15	2	(1)	(120)
Decrease (increase) in assets
Accounts receivable	1	(13,356)	1,086	—	(12,269)
Inventories	—	(1,317)	(1,322)	—	(2,639)
Assets held for sale	—	(60,748)	(6,072)	(140)	(66,960)
Other	411	(2,693)	3,753	(4,639)	(3,168)
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	(19,322)	299	14,135	—	(4,888)
Deferred revenue	(77)	(624)	(3,381)	—	(4,082)
Reclassifications (1)	(107)	—	107	—	—

Net cash provided by (used in) operating activities	(13,391)	(37,431)	2,973	(23,082)	(70,931)

Cash flows from investing activities:
Principal payments received under direct finance leases	—	179	—	—	179
Proceeds from sales of equipment	—	6,414	—	—	6,414
Investment in and net advances to unconsolidated subsidiaries	(21,678)	(1,069)	—	23,094	347
Intercompany advances	(46,659)	—	—	46,659	—
Decrease in restricted cash	—	—	547	—	547
Capital expenditures	(1,155)	(6,577)	(8,266)	—	(15,998)

Net cash provided by (used in) investing activities	(69,492)	(1,053)	(7,719)	69,753	(8,511)

Cash flows from financing activities
Changes in revolving notes	66,400	—	(2,141)	—	64,259
Intercompany advances	—	41,325	5,334	(46,659)	—
Proceeds from issuance of notes payable	—	12	—	—	12
Repayments of notes payable	(660)	(2,868)	(655)	—	(4,183)
Dividends	(2,605)	—	—	—	(2,605)
Stock options exercised and restricted stock awards	1,743	—	—	—	1,743
Excess tax expense of stock options exercised	(3)	—	—	—	(3)
Investment by joint venture partner	—		4,650	—	4,650

Net cash provided by (used in ) financing activities	64,875	38,469	7,188	(46,659)	63,873

Effect of exchange rate changes	(21)	15	1,213	(12)	1,195
Increase (decrease) in cash and cash equivalents	(18,029)	—	3,655	—	(14,374)
Cash and cash equivalents
Beginning of period	15,422	—	5,386	—	20,808

End of period	$(2,607)	$—	$9,041	$—	$6,434

(1)	Our Mexican joint venture is shown as a non-guarantor subsidiary in the current year’s presentation. In the prior year’s presentation financial information for the joint venture, while immaterial, was allocated among the guarantor, non-guarantor and eliminations categories.

THE GREENBRIER COMPANIES, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We operate in three primary business segments: Manufacturing, Refurbishment & Parts and Leasing & Services. These three business segments are operationally integrated. The Manufacturing segment, operating from four facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. The Refurbishment & Parts segment performs railcar repair, refurbishment and maintenance activities in the United States and Mexico as well as wheel, axle and bearing servicing, and production and reconditioning of a variety of parts for the railroad industry. The Leasing & Services segment owns approximately 9,000 railcars and provides management services for approximately 217,000 railcars for railroads, shippers, carriers, and other leasing and transportation companies in North America. Segment performance is evaluated based on margins. We also produce rail castings through an unconsolidated joint venture.
The 217,000 railcars that the Leasing & Services segment manages include approximately 80,000 railcars from a new agreement that commenced on January 1, 2009.
All segments of the North American and European freight car markets in which we operate are currently experiencing a softening of demand in a weaker economy, market saturation of certain freight car types and tight capital markets, all contributing to caution on the part of our customers and increased competitiveness. These market factors have led and may continue to lead to lower revenues and reduced margins for some of our operations in the current year. These conditions may also lead to the temporary closure of some of our facilities.
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
We are currently in discussions with General Electric Railcar Services Corporation (GE) concerning our long-term contract to build 11,900 tank cars and covered hoppers over an eight-year period with a current value of $1.0 billion. Deliveries of the railcar units commenced in December 2008 and are on-going. Approximately 40 units were delivered during the quarter with approximately 500 units scheduled for delivery in the remainder of the fiscal year. GE has advised us of their desire to substantially reduce, delay or otherwise cancel railcar deliveries under the contract. We believe the contract contains adequate protection in the event of an attempted cancellation or renegotiation of railcar deliveries.
Our total manufacturing backlog, which includes the GE order, of railcars for sale and lease as of February 28, 2009 was approximately 15,100 units with an estimated value of $1.31 billion compared to 18,800 units valued at $1.64 billion as of February 29, 2008. Based on current production plans, approximately 1,900 units in backlog are scheduled for delivery in the remainder of fiscal year 2009. The current backlog includes approximately 8,500 units under the GE contract, that are subject to our fulfillment of certain competitive or contractual conditions. There are currently 400 units in backlog that are subject to certain cancellations provisions. A portion of the orders included in backlog reflect an assumed product mix. Under terms of the order, the exact mix will be determined in the future which may impact the dollar amount of backlog. In addition, a substantial portion of our backlog consists of orders for tank cars which are a new product type for us in North America.
Marine backlog was approximately $173.0 million as of February 28, 2009, of which approximately $50.0 million is scheduled for delivery in the remainder of fiscal year 2009 and the balance through 2012.
Prices for steel, a primary component of railcars and barges, and related surcharges have fluctuated significantly and remain volatile. In addition, the price of certain railcar components, which are a product of steel, are affected by steel price fluctuations. Subsequent to year end, prices for steel, railcar components and scrap steel have declined but remain volatile. New railcar and marine backlog generally either includes fixed price contracts which anticipate material price increases and surcharges, or contracts that contain actual pass through of material price increases and surcharges. On certain fixed price railcar contracts actual material cost increases and surcharges have caused the

THE GREENBRIER COMPANIES, INC.
total manufacturing cost of the railcar to exceed the amounts originally anticipated, and in some cases, the actual contractual sale price of the railcar. When the anticipated loss on production of railcars in backlog is both probable and estimable, we accrue a loss contingency. We have accrued loss contingencies for production in backlog. As of February 28, 2009 the reserve balance was $2.5 million. We are aggressively working to mitigate these exposures. The Company’s integrated business model has helped offset some of the effects of fluctuating steel and scrap steel prices, as a portion of our business segments benefit from rising steel scrap prices while other segments benefit from lower steel and scrap steel prices through enhanced margins.
As part of an order to deliver 500 railcar units, we have an obligation to guarantee the purchaser minimum earnings. The obligation runs from the date of the railcar delivery through December 31, 2011. The maximum potential obligation totals $13.4 million and in certain defined instances the obligation may be reduced due to early termination. The purchaser has agreed to utilize the railcars on a preferential basis, and we are entitled to re-market the railcar units when they are not being utilized by the purchaser during the obligation period. Any earnings generated from the railcar units will offset the obligation and be recognized as revenue and margin in future periods. We believe our actual obligation will be less than the $13.4 million. We delivered 360 railcar units under this contract during the quarter. The balance of the deliveries is currently expected to occur by the end of this fiscal year. Upon delivery of the railcar units, the entire purchase price is recorded as revenue and due in full. The minimum earnings due to the purchaser are considered a reduction of revenue and are recorded as deferred revenue. During the quarter ended February 28, 2009 we recorded $9.9 million of the potential obligation to deferred revenue and $3.5 million was included in the calculation of the loss contingency for production in backlog.
We are currently implementing measures to reduce our selling and administrative and overhead costs, including reductions in headcount. As a result, during the six months ended February 28, 2009 $1.5 million was expensed for severance costs, of which $0.7 million was recorded in Cost of revenue and $0.8 million in Selling and administrative cost.
We test goodwill annually during the third quarter using a testing date of February 28th. In accordance with the provision of SFAS 142, Goodwill and Other Intangible Assets, we performed Step 1 of the SFAS 142 analysis as of February 28, 2009. This analysis included an equity test whereby the fair value of each reporting unit’s total equity is compared to the carrying value of equity and an asset test whereby the fair value of each reporting unit’s total assets was estimated and compared to the carrying value of assets. Our reporting units for this test are the same as our segments. The fair value of our reporting units was determined based on a weighting of income and market approaches. Under the income approach, the fair value of a reporting unit is based on the present value of estimated future cash flows. Under the market approach, the fair value is based on observed market multiples for comparable businesses and guideline transactions. We also considered the premium of the implied value of its reporting units over the current market value of its stock. Results of the Step 1 analysis indicated that the carrying amounts of all reporting units were in excess of their fair value indicating that an impairment is probable. Accordingly, we are required to perform Step 2 of the SFAS 142 impairment analysis to determine the amount, if any, of goodwill impairment to be recorded.
Under Step 2 of the SFAS 142 analysis, the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. As of the filing of this Form 10-Q, we had not completed this analysis due to the complexities involved in determining the implied fair value of the goodwill for each reporting unit, which is based on the determination of the fair value of all assets and liabilities in the reporting unit. We are currently unable to estimate the range of the possible impairment. The evaluation will be completed in the third quarter and any resulting impairment will be reflected in the third quarter financial statements.
Effective February 27, 2009 we entered into an agreement with our Mexican joint venture partner, Grupo Industrial Monclova (GIMSA), whereby Greenbrier converted working capital advances to our Mexican joint venture of $27.0 million to a secured, interest bearing loan. Greenbrier may from time to time provide additional loans to the joint venture. In addition, Greenbrier has acquired an option from our joint venture partner to increase our current fifty percent ownership to sixty six and two-thirds percent.

THE GREENBRIER COMPANIES, INC.
On January 31, 2009, the wheel facility in Washington, Illinois was extensively damaged by fire. Substantially all the work scheduled to be completed at this facility has been shifted to other wheel facilities in the Refurbishment & Parts network and we have not experienced significant disruptions in service to our customers. We believe we are adequately covered by insurance for any such loss associated with this fire.
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

THE GREENBRIER COMPANIES, INC.
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
Goodwill and acquired intangible assets — The Company periodically acquires businesses in purchase transactions in which the allocation of the purchase price may result in the recognition of goodwill and other intangible assets. The determination of the value of such intangible assets requires management to make estimates and assumptions. These estimates affect the amount of future period amortization and possible impairment charges.
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
Loss contingencies — On certain railcar contracts the total cost to produce the railcar may exceed the actual fixed or determinable contractual sale price of the railcar. When the anticipated loss on production of railcars in backlog is both probable and estimable the Company will accrue a loss contingency. These estimates are based on the best information available at the time of the accrual and may be adjusted at a later date to reflect actual costs.
Results of Operations
Three Months Ended February 28, 2009 Compared to Three Months Ended February 29, 2008
Overview
Total revenues for the three months ended February 28, 2009 were $287.1 million, an increase of $27.5 million from revenues of $259.6 million in the prior comparable period. Net losses were $6.9 million for the three months ended February 28, 2009 compared to net earnings of $1.4 million for the three months ended February 29, 2008.

THE GREENBRIER COMPANIES, INC.
Manufacturing Segment
Manufacturing revenue includes results from new railcar and marine production. New railcar delivery information includes all facilities.
Manufacturing revenue for the three months ended February 28, 2009 was $145.6 million compared to $123.4 million in the corresponding prior period, an increase of $22.2 million. The increase was primarily the result of a change in product mix with higher per unit sales prices, partially offset by the $9.9 million obligation of guaranteed minimum earnings under a certain contract. New railcar deliveries were approximately 1,300 units in both the current period and the prior comparable period.
Manufacturing margin as a percentage of revenue for the three months ended February 28, 2009 was negative 4.4% compared to a positive margin of 4.2% for the three months ended February 29, 2008. The decrease was primarily the result of a $9.9 million obligation, $0.7 million in loss accruals on future production, higher material costs and scrap surcharge expense, severance of $0.6 million and less absorption of overhead due to lower levels of plant utilization.
Refurbishment & Parts Segment
Refurbishment & Parts revenue of $121.7 million for the three months ended February 28, 2009 increased by $9.1 million from revenue of $112.6 million in the prior comparable period. The increase was primarily due to acquisition related growth of approximately $17.3 million associated with the acquisition of American Allied Railway Equipment Company (AARE) which occurred early in third quarter of fiscal 2008. This was partially offset by a decrease in average scrap pricing and reduced volumes of railcar repair and refurbishment work in the current economic environment.
Refurbishment & Parts margin as a percentage of revenue was 11.7% for the three months ended February 28, 2009 compared to 16.2% for the three months ended February 29, 2008. The decrease is due to lower volumes and a less favorable mix of repair and refurbishment work and lower net scrap pricing.
Leasing & Services Segment
Leasing & Services revenue decreased $3.7 million to $19.9 million for the three months ended February 28, 2009 compared to $23.6 million for the three months ended February 29, 2008. The change was primarily a result of lower earnings on certain car hire utilization leases and a $1.2 million decrease in gains on disposition of assets from the fleet.
Pre-tax earnings of $0.1 million were realized on the disposition of leased equipment, compared to $1.2 million in the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.
Leasing & Services margin as a percentage of revenue was 41.9% and 48.0% for the three-month periods ended February 28, 2009 and February 29, 2008. The decrease was primarily a result of decreased gains on disposition of assets from the lease fleet, which have no associated cost of revenue, lower lease fleet utilization, downward pressure on lease renewal rates and lower earnings on certain car hire utilization leases.
Other Costs
Selling and administrative expense was $16.3 million for the three months ended February 28, 2009 compared to $21.0 million for the comparable prior period, a decrease of $4.7 million. The decrease was primarily due to lower employee related costs, continued cost reduction efforts in the current economic environment and the reversal of $0.8 million of certain accruals. The decrease was partially offset by severance costs of $0.8 million related to work force reductions.

THE GREENBRIER COMPANIES, INC.
Interest and foreign exchange decreased $1.7 million to $8.2 million for the three months ended February 28, 2009, compared to $9.9 million in the prior comparable period. Interest expense decreased $0.8 million to $8.9 million due to lower debt levels and more favorable interest rates on our variable rate debt. Current period results include foreign exchange gains of $0.7 million compared to foreign exchange losses of $0.2 million in the prior comparable period principally due to the continued fluctuations in the Polish Zloty and Mexican Peso relative to other currencies. Included in the $0.7 million foreign exchange gain is a $1.4 million foreign exchange loss that was recorded in association with foreign currency forward exchange contracts that did not qualify for hedge accounting treatment under SFAS 133. These contracts became eligible for hedge accounting treatment at the end of January 2009.
Special Charges
In April 2007, the Board of Directors approved the permanent closure of our Canadian railcar manufacturing facility. As a result of the facility closure decision, special charges of $2.1 million were recorded during the three months ended February 29, 2008 consisting of severance costs and professional and other fees associated with the closure.
Income Taxes
The provision for income taxes was a $1.3 million benefit and $1.9 million expense for the three months ended February 28, 2009 and February 29, 2008. The provision for income taxes is based on projected geographical mix of consolidated results from operations for the entire year which results in an estimated 33.2% annual effective tax rate on pre-tax results. The effective tax rate fluctuates from year to year due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating results for certain operations with no related tax effect. The actual tax rate for the second quarter of fiscal year 2009 was 15.9% as compared to 111.6% in the prior comparable period. The actual rate of 15.9% differs from the estimated effective rate of 33.2% due to revisions to our projected geographical mix of consolidated results from operations.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of the castings joint venture was a loss of $0.3 million for the three months ended February 28, 2009 compared to earnings of $0.3 million for the three months ended February 29, 2008. The decrease was associated with lower sales volumes of rail castings.
Six Months Ended February 28, 2009 Compared to Six Months Ended February 29, 2008
Overview
Total revenues for the six months ended February 28, 2009 were $543.3 million, a decrease of $2.7 million from revenues of $546.0 million in the prior comparable period. Net losses were $10.2 million for the six months ended February 28, 2009 compared to net earnings of $4.1 million for the six months ended February 29, 2008.
Manufacturing Segment
Manufacturing revenue for the six months ended February 28, 2009 was $248.3 million compared to $282.6 million in the corresponding prior period, a decrease of $34.3 million. The decrease was due to lower deliveries in the North American market and a $9.9 million obligation of guaranteed minimum earnings under a certain contract. The decrease was somewhat offset by a change in product mix with higher per unit sales prices. New railcar deliveries were approximately 2,100 units in the current and compared to 3,200 units in the prior comparable periods.
Manufacturing margin as a percentage of revenue for the six months ended February 28, 2009 was a negative 4.3% compared to 4.9% for the six months ended February 29, 2008. The decrease was primarily the result of the $9.9 million obligation, $1.1 million in loss accruals on future production, higher material costs and scrap surcharge expense, severance of $0.7 million and less absorption of overhead due to lower production levels and plant utilization.

THE GREENBRIER COMPANIES, INC.
Refurbishment & Parts Segment
Refurbishment & Parts revenue of $254.0 million for the six months ended February 28, 2009 increased by $37.5 million from revenue of $216.5 million in the prior comparable period. The increase was primarily due to acquisition related growth of approximately $38.4 million associated with the acquisition of American Allied Railway Equipment Company (AARE) which occurred early in third quarter of fiscal 2008 and strong wheel and parts volumes. This was partially offset by reduced volumes of railcar repair and refurbishment work in the current economic environment.
Refurbishment & Parts margin as a percentage of revenue was 10.7% for the six months ended February 28, 2009 compared to 15.8% for the six months ended February 29, 2008. The decrease was primarily due to a less favorable mix of repair and refurbishment work and lower net scrap pricing.
Leasing & Services Segment
Leasing & Services revenue decreased $5.9 million to $41.0 million for the six months ended February 28, 2009 compared to $46.9 million for the six months ended February 29, 2008. The change was primarily a result of lower earnings on certain car hire utilization leases and a $1.6 million decrease in gains on disposition of assets from the lease fleet.
Pre-tax earnings of $0.4 million were realized on the disposition of leased equipment, compared to $2.0 million in the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.
Leasing & Services margin as a percentage of revenue decreased to 42.8% for the six months ended February 28, 2009 compared to 48.4% for the six months ended February 29, 2008. The change was primarily a result of decreases in gains on disposition of assets from the lease fleet, which have no associated cost of revenue, lower lease fleet utilization downward pressure on lease renewal rates and lower earnings on certain car hire utilization leases.
The percent of owned units on lease as of February 28, 2009 was 94.3% compared to 97.0% at February 29, 2008.
Other Costs
Selling and administrative costs were $32.2 million for the six months ended February 28, 2009 compared to $41.2 million for the comparable prior period, a decrease of $9.0 million. The decrease was primarily due to lower employee related costs, continued cost reduction efforts in the current economic environment and reversal of $2.1 million of certain accruals. The decrease was partially offset by severance costs of $0.8 million related to reductions in work force.
Interest and foreign exchange decreased $1.3 million to $19.0 million for the six months ended February 28, 2009, compared to $20.3 million in the prior comparable period. Interest expense decreased $0.4 million to $18.5 million due to lower debt levels and more favorable interest rates on our variable rate debt. Current period results include foreign exchange losses of $0.5 million compared to foreign exchange losses of $1.4 million in the prior comparable period principally due to the continued fluctuations in the Polish Zloty and Mexican Peso relative to other currencies. Included in the $0.5 million foreign exchange loss is a $2.6 million foreign exchange loss that was recorded in association with foreign currency forward exchange contracts that did not qualify for hedge accounting treatment under SFAS 133. These contracts became eligible for hedge accounting treatment at the end of January 2009.

THE GREENBRIER COMPANIES, INC.
Special Charges
In April 2007, the Board of Directors approved the permanent closure of our Canadian railcar manufacturing facility. As a result of the facility closure decision, special charges of $2.3 million were recorded during six months ended February 29, 2008 consisting of severance costs and professional and other fees associated with the closure.
Income Tax
The provision for income taxes was a $5.9 million benefit and a $4.9 million expense for the six months ended February 28, 2009 and February 29, 2008. The provision for income taxes is based on projected consolidated results of operations for the entire year which results in an estimated 33.2% annual effective tax rate on pre-tax results. The effective tax rate fluctuates from year to year due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating results for certain operations with no related tax effect. The actual tax rate for the first six months of the fiscal year 2009 was 34.2% as compared to 70.9% in the prior comparable period. The actual rate of 34.2% differs from the estimated effective rate of 33.2% due to revisions to our projected geographical mix of consolidated results from operations.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings of the castings joint venture was $0.2 million for the six months ended February 28, 2009 compared to earnings of $0.3 million for the six months ended February 29, 2008. The decrease in earnings was associated with lower sales volumes of rail castings.
Liquidity and Capital Resources
We have been financed through cash generated from operations and borrowings. During the six months ended February 28, 2009, cash increased $35.1 million to $41.1 million from $6.0 million at August 31, 2008.
Cash provided by operations for the six months ended February 28, 2009 was $55.8 million compared to cash used in operations of $70.9 million for the six months ended February 29, 2008. The change is due primarily to changes in working capital needs including purchases and sales of railcars held for sale, timing of inventory purchases and varying customer payment terms.
Cash used in investing activities was $13.3 million for the six months ended February 28, 2009 compared to $8.5 million in the prior comparable period. Cash usage during the current year is primarily for capital expenditures.
Capital expenditures totaled $15.1 million and $16.0 million for the six months ended February 28, 2009 and February 29, 2008. Of these capital expenditures, approximately $6.6 million and $3.5 million were attributable to Leasing & Services operations for the six months ended February 28, 2009 and February 29, 2008. We regularly sell assets from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures. Depending on market conditions and fleet management objectives, Leasing & Services capital expenditures for 2009, net of proceeds from sales of equipment, are expected to be nominal. Proceeds from the sale of equipment were $1.4 million and $6.4 million for the six months ended February 28, 2009 and February 29, 2008.
Approximately $6.8 million and $9.8 million of capital expenditures for the six months ended February 28, 2009 and February 29, 2008 were attributable to manufacturing operations. Capital expenditures for manufacturing operations are expected to be approximately $10.0 million in 2009 and primarily relate to start up of our tank car line at the Mexican joint venture, ERP implementation and maintenance of existing equipment.
Refurbishment & Parts capital expenditures for the six months ended February 28, 2009 and February 29, 2008 were $1.7 million and $2.7 million and are expected to be approximately $13.0 million in 2009 for maintenance of existing equipment, ERP implementation and some expansion.

THE GREENBRIER COMPANIES, INC.
Cash provided by financing activities was $5.7 million for the six months ended February 28, 2009 compared to $63.9 million in the six months ended February 29, 2008. During the six months ended February 28, 2009 we received $11.3 million in net proceeds from borrowings under revolving credit lines. In the prior period, we received $64.3 million in net proceeds from borrowings under revolving credit lines.
All amounts originating in foreign currency have been translated at the February 28, 2009 exchange rate for the following discussion. Senior secured revolving credit facilities, consisting of two components, aggregated $315.2 million as of February 28, 2009. A $290.0 million revolving line of credit is available through November 2011 to provide working capital and interim financing of equipment, principally for the United States and Mexican operations. Advances under this facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. In addition, current lines of credit totaling $25.2 million, with various variable rates, are available for working capital needs of the European manufacturing operation. Currently these European credit facilities have maturities that range from April 30, 2009 through August 2009. European credit facility renewals are continually under negotiation and the Company expects the available credit facilities to be approximately $25.0 million through August 31, 2009, but dependent on the outcome of negotiations, these amounts could be reduced to approximately $20.0 million as of May 31, 2009 and $15.0 million as of August 31, 2009.
As of February 28, 2009 outstanding borrowings under our facilities aggregated $101.5 million in revolving notes and $3.6 million in letters of credit. This consists of $80.0 million in revolving notes and $3.6 million in letters of credit outstanding under the United States credit facility and $21.5 million in revolving notes outstanding under the European credit facilities. Available borrowings for all credit facilities are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which as of February 28, 2009 levels would provide for maximum additional borrowing of $84.0 million.
The revolving and operating lines of credit, along with notes payable, contain covenants with respect to the Company and various subsidiaries, the most restrictive of which, among other things, limit the ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into sale leaseback transactions; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all the Company’s assets; and enter into new lines of business. The covenants also require certain minimum levels of net worth, maximum ratios of debt to equity or total capitalization and minimum levels of interest coverage.
Effective February 28, 2009, the Company received a waiver of an interest coverage ratio covenant on certain corporate and European debt aggregating $6.5 million. During the third quarter we intend to seek amendments to certain covenants in our $290.0 million revolving line of credit and certain corporate and European debt aggregating $6.5 million.
We have operations in Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. The Company has fully utilized all existing foreign currency hedge facilities.
Foreign operations give rise to risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. No provision has been made for credit loss due to counterparty non-performance.
Currently we are seeking a third party line of credit to support our Mexican joint venture due in part to current limitations in our existing loan covenants. In the interim, Greenbrier is financing the working capital needs of the joint venture through a $27.0 million secured, interest bearing loan.
In accordance with customary business practices in Europe, we have $11.3 million in third party performance and warranty guarantee facilities all of which have been utilized as of February 28, 2009. To date, no amounts have been drawn under these performance and warranty guarantees.

THE GREENBRIER COMPANIES, INC.
We have outstanding letters of credit aggregating $3.6 million associated with facility leases and payroll.
Quarterly dividends of $.08 per share have been paid from the fourth quarter of 2005 through the first quarter of 2009. The quarterly dividend was decreased to $.04 per share during the second quarter of 2009. During the third quarter of 2009 the quarterly dividend was suspended.
We have advanced $0.5 million in long term advances to an unconsolidated subsidiary which are secured by accounts receivable and inventory. As of February 28, 2009, this same unconsolidated subsidiary had $3.7 million in third party debt for which we have guaranteed one-third or approximately $1.2 million.
We expect existing funds and cash generated from operations, together with proceeds from financing activities including borrowings under existing credit facilities and long-term financing, to be sufficient to fund working capital needs, planned capital expenditures and expected debt repayments or redemptions for the foreseeable future.
Off Balance Sheet Arrangements
We do not currently have off balance sheet arrangements that have or are likely to have a material current or future effect on our Consolidated Financial Statements.

THE GREENBRIER COMPANIES, INC.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We have operations in Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At February 28, 2009, $37.7 million of forecast sales were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results. We believe the exposure to foreign exchange risk is not material.
In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At February 28, 2009, net assets of foreign subsidiaries aggregated $0.2 million and a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of twenty three thousand dollars, 0.01% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.
Interest Rate Risk
We have managed our floating rate debt with interest rate swap agreements, effectively converting $54.1 million of variable rate debt to fixed rate debt. At February 28, 2009, the exposure to interest rate risk is reduced since 66% of our debt has fixed rates and 34% has floating rates. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt. At February 28, 2009, a uniform 10% increase in interest rates would result in approximately $0.6 million of additional annual interest expense.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Stockholders of the Company, held on January 9, 2009, four proposals were voted upon by the Company’s stockholders. A brief discussion of each proposal voted upon at the Annual Meeting and the number of votes cast for, against, withheld, abstentions and broker non-votes to each proposal are set forth below.
A vote was taken at the Annual Meeting for the election of three Directors of the Company to hold office until the Annual Meeting of Stockholders to be held in 2012 or until their successors are elected and qualified. The aggregate numbers of shares of Common Stock voted in person or by proxy for each nominee were as follows:

	Votes for			Broker Non-
Nominee	Election	Votes Withheld	Votes Abstained	Votes

William A. Furman	14,191,090	733,603	—	—
C. Bruce Ward	14,009,161	915,532	—	—
Charles J. Swindells	11,538,526	3,386,167	—	—
A vote was taken at the Annual Meeting for the proposal to approve the amendment of the 2005 Stock Incentive Plan to increase the number of shares available under the plan. The aggregate number of shares of Common Stock in person or by proxy which voted for, voted against, abstained and broker non-votes from the vote were as follows:

Votes for Approval	Votes against Approval	Votes Abstained	Broker Non-Votes

10,545,804	1,967,921	417,066	—
A vote was taken at the Annual Meeting for the proposal to approve the adoption of the 2009 Employee Stock Purchase Plan. The aggregate number of shares of Common Stock in person or by proxy which voted for, voted against, abstained and broker non-votes from the vote were as follows:

Votes for Approval	Votes against Approval	Votes Abstained	Broker Non-Votes

12,372,795	141,705	416,291	—
A vote was taken at the Annual Meeting on the proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year ended August 31, 2009. The aggregate number of shares of Common Stock in person or by proxy which voted for, voted against, abstained and broker non-votes from the vote were as follows:

Votes for Ratification	Votes against Ratification	Votes Abstained	Broker Non-Votes

14,414,846	106,893	402,953	—
The foregoing proposals are described more fully in the Company’s definitive proxy statement dated November 25, 2008, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

THE GREENBRIER COMPANIES, INC.
Item 6. Exhibits
(a) List of Exhibits:

10.1	Form of Amendment dated as of March 1, 2009 to Employment Agreements between Registrant and certain of Registrant’s Executive Officers.
10.2	Amended and Restated Credit Agreement dated November 7, 2006 among the Registrant, TrentonWorks Limited, a Nova Scotia company, Bank of America, N.A. as U.S. Administrative Agent, Bank of America, N.A. through its Canada branch as Canadian Administrative Agent, U.S. Bank National Association as Documentation Agent, Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager, and the other lenders party thereto is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed November 13, 2006.
10.3	First Amendment to Amended and Restated Credit Agreement dated January 8, 2008.
10.4	Second Amendment to Amended and Restated Credit Agreement dated May 8, 2008.
10.5	Amendment dated April 6, 2009 to Employment Agreement between Registrant and William A. Furman.
10.6	Employment Agreement dated April 6, 2009 between Alejandro Centurion and Registrant.
31.1	Certification pursuant to Rule 13 (a) — 14 (a).
31.2	Certification pursuant to Rule 13 (a) — 14 (a).
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE GREENBRIER COMPANIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.
Date: April 8, 2009	By:	/s/ Mark J. Rittenbaum
Mark J. Rittenbaum
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Date: April 8, 2009	By:	/s/ James W. Cruckshank
James W. Cruckshank
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)