Form 10-Q
period 2009-05-31
GREENBRIER COMPANIES INC
filed 2009-07-08
CIK 923120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended May 31, 2009

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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
The number of shares of the registrant’s common stock, without par value, outstanding on June 26, 2009 was 17,094,234 shares.

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
Forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier’s control. The following are among the factors that could cause actual results or outcomes to differ materially from the forward-looking statements:
•	a delay or failure of acquired businesses, start-up operations, products or services to compete successfully;

•	decreases in carrying value of inventory, goodwill or other assets due to impairment;

•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

•	changes in future maintenance or warranty requirements;

•	fluctuations in demand for newly manufactured railcars or failure to obtain orders as anticipated in developing forecasts;

•	effects of local statutory accounting;

•	domestic and global business conditions and growth or reduction in the surface transportation industry;

•	ability to maintain good relationships with third party labor providers or collective bargaining units;

•	steel price fluctuations, scrap surcharges, steel scrap prices and other commodity price fluctuations and their impact on railcar and wheel demand and margin;

•	ability to deliver railcars in accordance with customer specifications;

•	changes in product mix and the mix among reporting segments;

•	labor disputes, energy shortages or operating difficulties that might disrupt manufacturing operations or the flow of cargo;

•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of alliance partners, subcontractors or suppliers;

•	ability to obtain suitable contracts for railcars held for sale;

•	lower than anticipated lease renewal rates, earnings on utilization based leases or residual values for leased equipment;

•	discovery of defects in railcars resulting in increased warranty costs or litigation;

•	resolution or outcome of pending or future litigation and investigations;

•	the ability to consummate expected sales;

•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under the contracts as anticipated;

•	financial condition of principal customers;

•	market acceptance of products;

•	ability to determine and obtain adequate levels of insurance and at acceptable rates;

•	disputes arising from creation, use, licensing or ownership of intellectual property in the conduct of the Company’s business;

•	competitive factors, including introduction of competitive products, new entrants into certain of our markets, price pressures, limited customer base and competitiveness of our manufacturing facilities and products;

•	resolution of GE contract dispute;

•	industry overcapacity and our manufacturing capacity utilization;

•	changes in industry demand for railcar products;

•	domestic and global political, regulatory or economic conditions including such matters as terrorism, war, embargoes or quotas;

•	ability to adjust to the cyclical nature of the railcar industry;

•	the effects of car hire deprescription on leasing revenue;

•	changes in interest rates and financial impacts from interest rates;

•	actions by various regulatory agencies;

•	changes in fuel and/or energy prices;

•	risks associated with intellectual property rights of Greenbrier or third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;

•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;

•	availability of a trained work force and availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;

•	failure to successfully integrate acquired businesses;

•	ability to maintain sufficient availability of credit facilities and to maintain compliance with or to obtain appropriate amendments to financial covenants with various credit agreements;

•	discovery of unknown liabilities associated with acquired businesses;

•	failure of or delay in implementing and using new software or other technologies;

•	ability to replace maturing lease revenue and earnings with revenue and earnings from additions to the lease fleet and management services; and

•	financial impacts from currency fluctuations and currency hedging activities in our worldwide operations.
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

THE GREENBRIER COMPANIES, INC
PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
Consolidated Balance Sheets
(In thousands, except per share amounts, unaudited)

	May 31,	August 31,
	2009	2008
Assets
Cash and cash equivalents	$17,024	$5,957
Restricted cash	447	1,231
Accounts receivable	112,276	181,857
Inventories	174,561	252,048
Assets held for sale	39,926	52,363
Equipment on operating leases	325,610	319,321
Investment in direct finance leases	8,100	8,468
Property, plant and equipment	127,332	136,506
Goodwill	137,066	200,148
Intangibles and other assets	93,118	99,061

	$1,035,460	$1,256,960

Liabilities and Stockholders’ Equity
Revolving notes	$65,924	$105,808
Accounts payable and accrued liabilities	202,596	274,322
Losses in excess of investment in de-consolidated subsidiary	15,313	15,313
Deferred income taxes	63,903	74,329
Deferred revenue	15,258	22,035
Notes payable	480,518	496,008

Minority interest	8,400	8,618

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock — without par value; 25,000 shares authorized; none outstanding	—	—
Common stock — without par value; 50,000 shares authorized; 17,094 and 16,606 shares outstanding at May 31, 2009 and August 31, 2008	17	17
Additional paid-in capital	85,171	82,262
Retained earnings	116,807	179,553
Accumulated other comprehensive loss	(18,447)	(1,305)

	183,548	260,527

	$1,035,460	$1,256,960

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2009	2008	2009	2008
Revenue
Manufacturing	$105,986	$201,825	$354,278	$484,413
Refurbishment & Parts	120,190	152,367	374,150	368,833
Leasing & Services	18,272	27,914	59,281	74,812

	244,448	382,106	787,709	928,058

Cost of revenue
Manufacturing	100,847	200,813	359,772	469,602
Refurbishment & Parts	104,859	120,442	331,613	302,790
Leasing & Services	12,049	12,218	35,525	36,422

	217,755	333,473	726,910	808,814

Margin	26,693	48,633	60,799	119,244

Other costs
Selling and administrative	15,886	23,407	48,131	64,591
Interest and foreign exchange	10,749	9,990	29,787	30,263
Special charges	55,667	—	55,667	2,302

	82,302	33,397	133,585	97,156
Earnings (loss) before income taxes, minority interest and equity in unconsolidated subsidiaries	(55,609)	15,236	(72,786)	22,088
Income tax benefit (expense)	4,841	(7,573)	10,708	(12,432)

Earnings (loss) before minority interest and equity in unconsolidated subsidiaries	(50,768)	7,663	(62,078)	9,656

Minority interest	687	272	1,606	2,014
Equity in earnings (loss) of unconsolidated subsidiaries	(457)	191	(274)	522

Net earnings (loss)	$(50,538)	$8,126	$(60,746)	$12,192

Basic earnings (loss) per common share	$(3.00)	$0.49	$(3.61)	$0.75

Diluted earnings (loss) per common share	$(3.00)	$0.49	$(3.61)	$0.75

Weighted average common shares:
Basic	16,840	16,507	16,840	16,323
Diluted	16,840	16,529	16,840	16,347
The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	May 31,
	2009	2008
Cash flows from operating activities
Net earnings (loss)	$(60,746)	$12,192
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Deferred income taxes	(10,426)	9,182
Depreciation and amortization	28,259	25,333
Loss (gain) on sales of equipment	63	(6,998)
Special charges	55,667	2,302
Minority interest	(1,618)	(1,957)
Other	952	(103)
Decrease (increase) in assets (net of acquisitions):
Accounts receivable	58,068	(7,338)
Inventories	63,098	(15,136)
Assets held for sale	13,592	(16,313)
Other	218	(1,476)
Increase (decrease) in liabilities (net of acquisitions):
Accounts payable and accrued liabilities	(52,991)	21,211
Deferred revenue	(4,895)	(939)

Net cash provided by operating activities	89,241	19,960

Cash flows from investing activities
Principal payments received under direct finance leases	319	274
Proceeds from sales of equipment	4,488	13,375
Investment in and net advances to unconsolidated subsidiary	—	519
Acquisitions, net of cash acquired	—	(91,285)
De-consolidation of subsidiary	—	(1,217)
Decrease in restricted cash	431	1,690
Capital expenditures	(33,505)	(64,477)

Net cash used in investing activities	(28,267)	(141,121)

Cash flows from financing activities
Changes in revolving notes	(28,184)	48,878
Proceeds from issuance of notes payable	—	49,613
Repayments of notes payable	(15,348)	(5,569)
Dividends	(2,001)	(3,933)
Stock options and restricted stock awards exercised	3,673	2,921
Excess tax benefit (expense) of stock options exercised	(764)	9
Investment by joint venture partner	1,400	6,000

Net cash provided by (used in) financing activities	(41,224)	97,919

Effect of exchange rate changes	(8,683)	2,434
Increase (decrease) in cash and cash equivalents	11,067	(20,808)
Cash and cash equivalents
Beginning of period	5,957	20,808

End of period	$17,024	$—

Cash paid during the period for
Interest	$30,592	$30,593
Income taxes	$1,899	$3,909
Supplemental disclosure of non-cash activity:
Seller receivable netted against acquisition note	$—	$503
De-consolidation of subsidiary (see note 4)	$—	$15,313
Adjustment to tax reserve	$7,415	$—
Supplemental disclosure of acquisitions (see note 2)
Assets acquired, net of cash	$—	$(96,480)
Liabilities assumed	—	5,195

Acquisitions, net of cash acquired	$—	$(91,285)

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Interim Financial Statements
The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of May 31, 2009 and for the three and nine months ended May 31, 2009 and 2008 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals except for special charges) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three and nine months ended May 31, 2009 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2009.
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
In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for the Company beginning September 1, 2009 with respect to its $100.0 million of outstanding convertible debt. This FSP cannot be early adopted and requires retrospective adjustments for all periods the Company had the convertible debt outstanding. On September 1, 2009 the Company expects to record, on its Consolidated Balance Sheet, a debt discount of $17.0 million, a deferred tax liability of $6.7 million and a $10.3 million increase to equity. The debt discount is expected to be amortized using the effective interest rate method through May 2013 and the amortization expense will be included in Interest and foreign exchange on the Consolidated Statements of Operations. The pre-tax amortization is expected to be approximately $4.1 million in fiscal year 2010, $4.5 million in fiscal year 2011, $4.8 million in fiscal year 2012 and $3.6 million in fiscal year 2013.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for the Company beginning with the quarter ending August 31, 2009.
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

THE GREENBRIER COMPANIES, INC.
On January 31, 2009, the wheel facility in Washington, Illinois was extensively damaged by fire. Substantially all the work scheduled to be completed at this facility has been shifted to other wheel facilities in the Refurbishment & Parts network, with no significant disruptions in service to the Company’s customers. The Company believes it is adequately covered by insurance for this loss.
The fair value of the net assets acquired from AARE was as follows:

(In thousands)

Accounts receivable	$10,228
Inventories	12,966
Property, plant and equipment	8,377
Intangibles and other	27,800
Goodwill	29,405

Total assets acquired	88,776

Accounts payable and accrued liabilities	5,451

Total liabilities assumed	5,451

Net assets acquired	$83,325

The unaudited pro forma financial information presented below for the three and nine months ended May 31, 2008 has been prepared to illustrate Greenbrier’s consolidated results had the acquisition of AARE occurred at the beginning of each period presented. The financial information for the three and nine months ended May 31, 2009 is included for comparison purposes only.
(In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2009	2008	2009	2008
Revenue	$244,448	$390,025	$787,709	$979,818
Net earnings (loss)	$(50,538)	$9,069	$(60,746)	$13,955
Basic earnings (loss) per share	$(3.00)	$0.55	$(3.61)	$0.85
Diluted earnings (loss) per share	$(3.00)	$0.55	$(3.61)	$0.85
The unaudited pro forma financial information is not necessarily indicative of what the actual results would have been had the transaction occurred at the beginning of the fiscal year, and may not be indicative of the results of future operations of the Company.

THE GREENBRIER COMPANIES, INC.
Note 3 — Special Charges
As of May 2009, the Company recorded special charges of $55.7 million associated with the impairment of goodwill. These charges consist of $1.3 million in the Manufacturing segment, $3.1 million in the Leasing & Services segment and $51.3 million in the Refurbishment & Parts segment.
In April 2007, the Company’s board of directors approved the permanent closure of the Company’s Canadian railcar manufacturing facility, TrentonWorks Limited (TrentonWorks). As a result of the facility closure decision, special charges of $2.3 million were recorded during the nine months ended May 31, 2008 consisting of severance costs and professional and other fees associated with the closure.
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
Note 5 — Inventories
(In thousands)

	May 31,	August 31,
	2009	2008
Supplies and raw materials	$111,112	$150,505
Work-in-process	68,066	106,542
Lower of cost or market adjustment	(4,617)	(4,999)

	$174,561	$252,048

Note 6 — Assets Held for Sale
(In thousands)

	May 31,	August 31,
	2009	2008
Finished goods — parts	$18,202	$22,017
Railcars held for sale	19,156	23,559
Railcars in transit to customer	2,568	6,787

	$39,926	$52,363

THE GREENBRIER COMPANIES, INC.
Note 7 — Goodwill
The Company periodically acquires businesses in purchase transactions in which the allocation of the purchase price may result in the recognition of goodwill. Goodwill is evaluated annually for impairment unless a qualifying event triggers interim testing.
Changes in the carrying value of goodwill for the nine months ended May 31, 2009 are as follows:
(In thousands)

		Refurbishment	Leasing &
	Manufacturing	& Parts	Services	Total
Balance August 31, 2008	$1,287	$195,790	$3,071	$200,148
Goodwill impairment	(1,287)	(51,309)	(3,071)	(55,667)
Reserve reversal	—	(7,415)	—	(7,415)

Balance May 31, 2009	$—	$137,066	$—	$137,066

The Company tests goodwill annually during the third quarter using a testing date of February 28th. In accordance with the provision of SFAS 142, Goodwill and Other Intangible Assets, the Company performed Step One of the SFAS 142 analysis as of February 28, 2009. This analysis included an equity test whereby the fair value of each reporting unit’s total equity is compared to the carrying value of equity and an asset test whereby the fair value of each reporting unit’s total assets was estimated and compared to the carrying value of assets. Greenbrier’s reporting units for this test are the same as its segments. The fair value of the Company’s reporting units was determined based on a weighting of income and market approaches. Under the income approach, the fair value of a reporting unit is based on the present value of estimated future cash flows. Under the market approach, the fair value is based on observed market multiples for comparable businesses and guideline transactions. The Company also considered the premium of the implied value of its reporting units over the current market value of its stock. Results of the Step One analysis indicated that the carrying amounts of all reporting units were in excess of their fair value indicating that an impairment was probable. Accordingly, the Company was required to perform Step Two of the SFAS 142 impairment analysis to determine the amount, if any, of goodwill impairment to be recorded.
Under Step Two of the SFAS 142 analysis, the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. The Step Two analysis was completed during the third quarter and the Company concluded that a portion of its goodwill was impaired. As a result, a pre-tax non-cash impairment charge of $55.7 million was recorded which consists of $1.3 million in the Manufacturing segment, $3.1 million in the Leasing & Services segment and $51.3 million in the Refurbishment & Parts segment. After goodwill impairment charges, a balance of $137.1 million remained in goodwill related to the Refurbishment & Parts segment.
In addition, during the first quarter of 2009 there was a reduction in goodwill and a corresponding reduction in a tax liability of $7.4 million relating to a release of a tax reserve that was initially recorded as goodwill on the acquisition of Meridian Rail Holdings Corp. The contingency requiring this reserve lapsed in the first quarter of 2009.

THE GREENBRIER COMPANIES, INC.
Note 8 — Intangibles and other assets
Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.
The following table summarizes the Company’s identifiable intangible assets balance:
(In thousands)

	May 31,	August 31,
	2009	2008
Intangible assets subject to amortization:
Customer relationships	$66,825	$66,825
Accumulated amortization	(8,510)	(5,395)

Other intangibles	4,747	5,713
Accumulated amortization	(1,855)	(1,737)

	61,207	65,406
Intangible assets not subject to amortization	912	912
Prepaid and other assets	30,999	32,743

Total intangible and other assets	$93,118	$99,061

Intangible assets with finite lives are amortized using the straight line method over their estimated useful lives and include the following: proprietary technology, 10 years; trade names, 5 years; patents, 11 years; and long-term customer agreements and relationships, 5 to 20 years. Amortization expense for the three and nine months ended May 31, 2009 was $1.2 million and $3.6 million and for the three and nine months ended May 31, 2008 was $0.9 million and $2.4 million.
Note 9 — Revolving Notes
All amounts originating in foreign currency have been translated at the May 31, 2009 exchange rate for the following discussion. As of May 31, 2009 senior secured revolving credit facilities, consisting of two components, aggregated $312.8 million. As of May 31, 2009 a $290.0 million revolving line of credit was available to provide working capital and interim financing of equipment, principally for the United States and Mexican operations. Advances under this facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. In addition, as of May 31, 2009, lines of credit totaling $22.8 million, with various variable rates, were available for working capital needs of the European manufacturing operation. Currently these European credit facilities have maturities that range from August 2009 through June 2010. European credit facility renewals are continually under negotiation and the Company expects the available credit facilities to be approximately $23.0 million through August 31, 2009.
As of May 31, 2009 outstanding borrowings under our facilities aggregated $65.9 million in revolving notes and $4.0 million in letters of credit. This consists of $44.9 million in revolving notes and $4.0 million in letters of credit outstanding under the North American credit facility and $21.0 million in revolving notes outstanding under the European credit facilities.
On June 10, 2009, the Company entered into an amendment to its North American revolving credit facility. The amendment reduced the aggregate commitments under the facility from $290.0 million to $100.0 million, increased applicable margins on base rate loans to prime, as defined, plus 3.5% and LIBOR loans to LIBOR plus 4.5%, placed certain limitations on permitted acquisitions and amended certain financial ratio covenants effective as of May 31, 2009, including the exclusion of the effects of non cash goodwill impairment charges. The maturity of the facility remains unchanged at November 2011.
On June 10, 2009 the outstanding balance on the North American credit facility was paid down in full with a portion of the proceeds from a $75.0 million secured term loan. Available borrowing for the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as

THE GREENBRIER COMPANIES, INC.
well as total debt to consolidated capitalization and interest coverage ratios which as of June 10, 2009 would provide for maximum additional borrowing of $111.6 million. The Company has $96.0 million available to draw down under the committed credit facility as of June 10, 2009.
Note 10 — Accounts Payable and Accrued Liabilities
(In thousands)

	May 31,	August 31,
	2009	2008
Trade payables and other accruals	$155,037	$207,173
Accrued payroll and related liabilities	18,358	25,478
Accrued maintenance	16,312	17,067
Accrued warranty	9,899	11,873
Other	2,990	12,731

	$202,596	$274,322

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
Warranty accrual activity:
(In thousands)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2009	2008	2009	2008
Balance at beginning of period	$10,146	$15,867	$11,873	$15,911
Charged to cost of revenue	456	983	1,132	2,295
Payments	(892)	(1,097)	(2,502)	(3,334)
Currency translation effect	189	229	(604)	1,110
De-consolidation effect	—	(2,147)	—	(2,147)

Balance at end of period	$9,899	$13,835	$9,899	$13,835

THE GREENBRIER COMPANIES, INC.
Note 12 — Comprehensive Income (Loss)
The following is a reconciliation of net earnings (loss) to comprehensive income (loss):
(In thousands)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2009	2008	2009	2008
Net earnings (loss)	$(50,538)	$8,126	$(60,746)	$12,192
Reclassification of derivative financial instruments recognized in net earnings (loss) (net of tax)	(233)	(34)	(467)	(82)
Unrealized gain (loss) on derivative financial instruments (net of tax)	4,061	595	(8,971)	1,089
Pension plan adjustment (1)	—	40	—	(6,873)
Foreign currency translation adjustment (net of tax)	2,187	1,860	(7,704)	5,632

Comprehensive income (loss)	$(44,523)	$10,587	$(77,888)	$11,958

(1)	The prior year pension plan adjustment related to retroactive legislation enacted by the Province of Nova Scotia, Canada requiring TrentonWorks to contribute deficit funding and grow-in benefits to the pension plan for employees covered by a collective bargaining agreement at TrentonWorks. The Company has not guaranteed any obligations of TrentonWorks and does not believe it will be liable for any of TrentonWorks’ liabilities.
Accumulated other comprehensive income (loss), net of tax effect, consisted of the following:
(In thousands)

	Unrealized
	Gains
	(Losses) on		Foreign	Accumulated
	Derivative	Pension	Currency	Other
	Financial	Plan	Translation	Comprehensive
	Instruments	Adjustment	Adjustment	Income (Loss)
Balance, August 31, 2008	$571	$(7,118)	$5,242	$(1,305)
Nine month activity	(9,438)	—	(7,704)	(17,142)

Balance, May 31, 2009	$(8,867)	$(7,118)	$(2,462)	$ (18,447)

Note 13 — Earnings Per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:
(In thousands)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2009	2008	2009	2008
Weighted average basic common shares outstanding	16,840	16,507	16,840	16,323
Dilutive effect of employee stock options (1)	—	22	—	24

Weighted average diluted common shares outstanding	16,840	16,529	16,840	16,347

(1)	Dilutive effect of common stock equivalents excluded from per share calculation for the three and nine months ended May 31, 2009 due to net loss
Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options. No options were anti-dilutive for the three and nine months ended May 31, 2008.

THE GREENBRIER COMPANIES, INC.
Note 14 — Stock Based Compensation
All stock options were vested prior to September 1, 2005 and accordingly no compensation expense was recorded for stock options for the three and nine months ended May 31, 2009 and 2008. The value of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period which is generally two to five years. For the three and nine months ended May 31, 2009, $1.3 million and $3.7 million in compensation expense was recognized related to restricted stock grants. For the three and nine months ended May 31, 2008, $1.2 million and $2.8 million in compensation expense was recognized related to restricted stock grants.
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
At May 31, 2009 exchange rates, forward exchange contracts for the sale of Euro aggregated $33.0 million and for the sale of Pound Sterling aggregated $2.1 million. Adjusting the foreign currency exchange contracts to the fair value of the cash flow hedges at May 31, 2009 resulted in an unrealized pre-tax loss of $6.7 million that was recorded in accumulated other comprehensive loss. The fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets. As the contracts mature at various dates through November 2010, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations. Certain forward exchange contracts for the sale of Euro did not qualify for hedge accounting which resulted in fair value adjustments of $1.2 million pre-tax expense in the first quarter and $1.4 million pre-tax expense in the second quarter, for a total of $2.6 million pre-tax expense that was included in interest and foreign exchange on the Consolidated Statements of Operations. As of the end of January 2009 these contracts qualified for hedge accounting treatment through their maturity.
At May 31, 2009, an interest rate swap agreement had a notional amount of $47.3 million and matures March 2014. The fair value of this cash flow hedge at May 31, 2009 resulted in an unrealized pre-tax loss of $3.6 million. The loss is included in accumulated other comprehensive loss and the fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap is reclassified from accumulated other comprehensive loss and charged or credited to interest expense. At May 31, 2009 interest rates, approximately $1.2 million would be reclassified to interest expense in the next 12 months.
(In thousands)

		Location of loss	Amount of loss
	Loss recognized in	reclassified from	reclassified from
	other comprehensive	accumulated OCI	accumulated OCI into
Cash Flow Hedges	loss (OCI)	into expense	expense
			Nine Months Ended
	May 31, 2009		May 31, 2009
Foreign forward exchange contracts	$(6,692)	Revenue	$(1,442)

Interest rate swap contract	(2,175)	Interest and foreign exchange	—

	$(8,867)		$(1,442)

THE GREENBRIER COMPANIES, INC.

Derivatives not designated		Location of loss	Amount of loss
as hedging instrument		recognized	recognized
Nine Months Ended
	May 31, 2009		May 31, 2009
Foreign forward exchange contracts	$—	Interest and foreign exchange	$(2,554)
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
The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.
(In thousands)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2009	2008	2009	2008
Revenue:
Manufacturing	$124,285	$185,783	$366,618	$533,634
Refurbishment & Parts	121,607	154,390	378,209	373,473
Leasing & Services	18,487	28,119	59,724	75,184
Intersegment eliminations	(19,931)	13,814	(16,842)	(54,233)

	$244,448	$382,106	$787,709	$928,058

Margin:
Manufacturing	$5,139	$1,012	$(5,494)	$14,811
Refurbishment & Parts	15,331	31,925	42,537	66,043
Leasing & Services	6,223	15,696	23,756	38,390

Segment margin total	26,693	48,633	60,799	119,244
Less: unallocated expenses:
Selling and administrative	15,886	23,407	48,131	64,591
Interest and foreign exchange	10,749	9,990	29,787	30,263
Special charges	55,667	—	55,667	2,302

Earnings (loss) before income tax expense, minority interest and equity in unconsolidated subsidiary	$(55,609)	$15,236	$(72,786)	$22,088

Note 17 — Commitments and Contingencies
Environmental studies have been conducted of the Company’s owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting Greenbrier’s facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). Greenbrier and more than 80 other parties have received a “General Notice” of potential liability from the EPA

THE GREENBRIER COMPANIES, INC.
relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company, have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The study is expected to be completed in 2011. In February 2008, the EPA sought information from over 200 additional entities, including other federal agencies in order to determine whether additional General Notice letters were warranted. Seventy-one parties have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Ninety-three additional parties have signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 39 other parties due to a possible limitations period for some such claims. Arkema Inc. et al v. A & C Foundry Products, Inc.et al, US District Court, District of Oregon, Case #3:09-cv-453-PK. In addition, the Company has entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. The Company is also conducting groundwater remediation relating to a historical spill on the property which antedates its ownership.
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

THE GREENBRIER COMPANIES, INC.
As part of an order to deliver 500 railcar units, the Company has an obligation to guarantee the purchaser minimum earnings. The obligation runs from date of the railcar delivery through December 31, 2011. The maximum potential obligation totals $13.2 million and in certain defined instances the obligation may be reduced due to early termination. The purchaser has agreed to utilize the railcars on a preferential basis, and the Company is entitled to re-market the railcar units when they are not being utilized by the purchaser during the obligation period. Any earnings generated from the railcar units will offset the obligation and be recognized as revenue and margin in future periods. The Company believes its actual obligation will be less than the $13.2 million. Through May 31, 2009, the Company delivered 444 railcar units under this contract. The balance of the deliveries is currently expected to occur by the end of this fiscal year. Upon delivery of the railcar units, the entire purchase price is recorded as revenue and due in full. The minimum earnings due to the purchaser are considered a reduction of revenue and are recorded as deferred revenue. As of May 31, 2009, the Company has recorded $12.0 million of the potential obligation as deferred revenue and $1.2 million was included in the calculation of the loss contingency for production in backlog.
The Company has entered into contingent rental assistance agreements, aggregating $6.6 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods of up to three years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three and nine months ended May 31, 2009 no accrual was made to cover estimated obligations as management determined no additional rental shortfall was probable. No accrual was made for the three months ended May 31, 2008 and $1.0 million was recorded for the nine months ended May 31, 2008. There was no remaining balance of the accrued liability as of May 31, 2009. All of these agreements were entered into prior to December 31, 2002 and have not been modified since. The accounting for any future rental assistance agreements will comply with the guidance required by FASB Interpretation (FIN) 45 which pertains to contracts entered into or modified subsequent to December 31, 2002.
A portion of leasing & services revenue is derived from “car hire” which is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration either the owner’s or user’s rate is selected and that rate becomes effective for a one-year period. There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue for the Company which amounted to $4.2 million and $15.1 million for the three and nine months ended May 31, 2009 and $6.5 million and $19.7 million for the three and nine months ended May 31, 2008.
In accordance with customary business practices in Europe, the Company has $12.6 million in bank and third party performance and warranty guarantee facilities, all of which have been utilized as of May 31, 2009. To date no amounts have been drawn under these performance and warranty guarantee facilities.
The Company has outstanding letters of credit aggregating $4.0 million associated with facility leases and payroll.
At May 31, 2009, an unconsolidated subsidiary had $3.2 million of third party debt, for which the Company has guaranteed one-third or approximately $1.1 million. In the event that there is a change in control or insolvency by any of the three one-third investors that have guaranteed the debt, the remaining investors’ share of the guarantee will increase proportionately.
Note 18 — Guarantor/Non-Guarantor
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

THE GREENBRIER COMPANIES, INC.
Rail Acquisition Corp., Meridian Rail Mexico City Corp., Brandon Railroad LLC and Gunderson Specialty Products, LLC. No other subsidiaries guarantee the Notes including Greenbrier Europe B.V., Greenbrier Germany GmbH, WagonySwidnica S.A., Gunderson-Concarril, S.A. de C.V., Greenbrier-Gimsa, LLC and Gunderson-Gimsa S de RL de CV.
The following represents the supplemental consolidated condensed financial information of Greenbrier and its guarantor and non-guarantor subsidiaries, as of May 31, 2009 and August 31, 2008 and for the three and nine months ended May 31, 2009 and 2008. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non-guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.
The Greenbrier Companies, Inc.
     Condensed Consolidating Balance Sheet
     May 31, 2009
     (In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$8,529	$—	$8,495	$—	$17,024
Restricted cash	—	447	—	—	447
Accounts receivable	99,365	(509)	13,367	53	112,276
Inventories	—	111,195	63,366	—	174,561
Assets held for sale	—	37,539	2,568	(181)	39,926
Equipment on operating leases	—	327,699	—	(2,089)	325,610
Investment in direct finance leases	—	8,100	—	—	8,100
Property, plant and equipment	4,863	83,175	39,294	—	127,332
Goodwill	—	137,066	—	—	137,066
Intangibles and other assets	462,438	108,493	2,687	(480,500)	93,118

	$575,195	$813,205	$129,777	$(482,717)	$1,035,460

Liabilities and Stockholders’ Equity
Revolving notes	$44,900	$—	$21,024	$—	$65,924
Accounts payable and accrued liabilities	11,044	131,658	61,014	(1,120)	202,596
Losses in excess of investment in de-consolidated subsidiary	15,313	—	—	—	15,313
Deferred income taxes	(15,424)	83,010	(2,573)	(1,110)	63,903
Deferred revenue	814	14,033	411	—	15,258
Notes payable	335,000	145,518	—	—	480,518

Minority interest	—	—	(432)	8,832	8,400

Stockholders’ Equity	183,548	438,986	50,333	(489,319)	183,548

	$575,195	$813,205	$129,777	$(482,717)	$1,035,460

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Operations
     For the three months ended May 31, 2009
     (In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$64,660	$81,428	$(40,102)	$105,986
Refurbishment & Parts	—	120,190	—	—	120,190
Leasing & Services	298	18,252	—	(278)	18,272

	298	203,102	81,428	(40,380)	244,448

Cost of revenue
Manufacturing	—	60,768	79,375	(39,296)	100,847
Refurbishment & Parts	—	104,859	—	—	104,859
Leasing & Services	—	12,067	—	(18)	12,049

	—	177,694	79,375	(39,314)	217,755

Margin	298	25,408	2,053	(1,066)	26,693

Other costs
Selling and administrative	8,248	5,736	1,902	—	15,886
Interest and foreign exchange	6,556	1,439	3,145	(391)	10,749
Special charges	—	55,531	—	136	55,667

	14,804	62,706	5,047	(255)	82,302
Earnings (loss) before income taxes, minority interest and equity in earnings (loss) of unconsolidated subsidiaries	(14,506)	(37,298)	(2,994)	(811)	(55,609)

Income tax (expense) benefit	4,571	1,250	(1,557)	577	4,841

	(9,935)	(36,048)	(4,551)	(234)	(50,768)

Minority interest	—	—	52	635	687
Equity in earnings (loss) of unconsolidated subsidiaries	(40,603)	(3,276)	—	43,422	(457)

Net earnings (loss)	$(50,538)	$(39,324)	$(4,499)	$43,823	$(50,538)

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Operations
     For the nine months ended May 31, 2009
     (In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$187,966	$260,129	$(93,817)	$354,278
Refurbishment & Parts		374,119	31	—	374,150
Leasing & Services	978	59,222	—	(919)	59,281

	978	621,307	260,160	(94,736)	787,709

Cost of revenue
Manufacturing	—	194,590	257,782	(92,600)	359,772
Refurbishment & Parts	—	331,580	33	—	331,613
Leasing & Services	—	35,576	—	(51)	35,525

	—	561,746	257,815	(92,651)	726,910

Margin	978	59,561	2,345	(2,085)	60,799

Other costs
Selling and administrative	22,757	19,638	5,736	—	48,131
Interest and foreign exchange	20,401	4,282	6,375	(1,271)	29,787
Special charges	—	55,531	—	136	55,667

	43,158	79,451	12,111	(1,135)	133,585
Earnings (loss) before income taxes, minority interest and equity in earnings (loss) of unconsolidated subsidiaries	(42,180)	(19,890)	(9,766)	(950)	(72,786)

Income tax (expense) benefit	18,179	(8,818)	156	1,191	10,708

	(24,001)	(28,708)	(9,610)	241	(62,078)

Minority interest	—	—	132	1,474	1,606
Equity in earnings (loss) of unconsolidated subsidiaries	(36,745)	(6,502)	—	42,973	(274)

Net earnings (loss)	$(60,746)	$(35,210)	$(9,478)	$44,688	$(60,746)

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Cash Flows
     For the nine months ended May 31, 2009
     (In thousands, unaudited)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(60,746)	$(35,210)	$(9,478)	$44,688	$(60,746)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(21,809)	11,293	632	(542)	(10,426)
Depreciation and amortization	1,085	21,650	5,575	(51)	28,259
Loss (gain) on sales of equipment	—	64	—	(1)	63
Special charges	—	55,531	—	136	55,667
Minority interest	—	—	796	(2,414)	(1,618)
Other	—	947	5		952
Decrease (increase) in assets
Accounts receivable	(33)	65,978	(7,827)	(50)	58,068
Inventories	—	32,361	30,737	—	63,098
Assets held for sale	—	8,821	4,590	181	13,592
Other	597	709	3,894	(4,982)	218
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	18,530	(49,453)	(21,643)	(425)	(52,991)
Deferred revenue	(116)	(1,741)	(3,038)	—	(4,895)

Net cash provided by (used in) operating activities	(62,492)	110,950	4,243	36,540	89,241

Cash flows from investing activities:
Principal payments received under direct finance leases	—	319	—	—	319
Proceeds from sales of equipment	—	4,488	—	—	4,488
Investment in and net advances to unconsolidated subsidiaries	30,563	6,229	—	(36,792)	—
Decrease in restricted cash	—	(447)	878	—	431
Capital expenditures	(1,946)	(26,666)	(5,145)	252	(33,505)

Net cash provided by (used in) investing activities	28,617	(16,077)	(4,267)	(36,540)	(28,267)

Cash flows from financing activities Changes in revolving notes	(20,100)	—	(8,084)	—	(28,184)
Intercompany advances	65,786	(85,882)	20,096	—	—
Repayments of notes payable	(4,339)	(7,137)	(3,872)	—	(15,348)
Dividends	(2,001)	—	—	—	(2,001)
Stock options and restricted stock exercised	3,673	—	—	—	3,673
Excess tax benefit of stock options exercised	(764)	—	—	—	(764)
Investment by joint venture partner	—	—	1,400	—	1,400

Net cash provided by (used in ) financing activities	42,255	(93,019)	9,540	—	(41,224)

Effect of exchange rate changes	149	(3,447)	(5,385)	—	(8,683)
Increase (decrease) in cash and cash equivalents	8,529	(1,593)	4,131	—	11,067
Cash and cash equivalents
Beginning of period	—	1,593	4,364	—	5,957

End of period	$8,529	$—	$8,495	$—	$17,024

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Balance Sheet
     August 31, 2008
     (In thousands)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$1,593	$4,364	$—	$5,957
Restricted cash	—	—	1,231	—	1,231
Accounts receivable	165,118	(22,604)	39,341	2	181,857
Inventories	—	143,557	108,491	—	252,048
Assets held for sale	—	45,205	7,158	—	52,363
Equipment on operating leases	—	8,468	—	—	8,468
Investment in direct finance leases	—	321,210	—	(1,889)	319,321
Property, plant and equipment	4,002	89,157	43,347	—	136,506
Goodwill	—	200,012	—	136	200,148
Intangibles and other assets	510,889	118,952	3,803	(534,583)	99,061

	$680,009	$905,550	$207,735	$(536,334)	$1,256,960

Liabilities and Stockholders’ Equity
Revolving notes	$65,000	$—	$40,808	$—	$105,808
Accounts payable and accrued liabilities	(7,486)	187,440	95,064	(696)	274,322
Losses in excess of investment in de-consolidated subsidiary	15,313	—	—	—	15,313
Deferred income taxes	6,385	71,717	(3,206)	(567)	74,329
Deferred revenue	931	16,094	5,010	—	22,035
Notes payable	339,339	152,654	4,015	—	496,008

Minority interest	—	—	(27)	8,645	8,618

Stockholders’ Equity	260,527	477,645	66,071	(543,716)	260,527

	$680,009	$905,550	$207,735	$(536,334)	$1,256,960

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

THE GREENBRIER COMPANIES, INC.
Note 19 — Subsequent Event
On June 10, 2009, the Company obtained a $75.0 million secured term loan from affiliates of WL Ross & Co. LLC (WLR). The loan bears interest, at the Company’s option, at a rate equal to a base rate, as defined, or at three-month LIBOR in each case plus 3.5%. Principal, together with all accrued and unpaid interest, is due and payable in June 2012. The agreement contains customary affirmative covenants, including covenants regarding reporting requirements, maintenance of insurance, maintenance of properties and compliance with applicable laws and regulations, and contains customary negative covenants limiting our ability, among other things, to grant liens, make investments, incur debt, make certain restricted payments or sell, transfer or dispose of assets, subject to certain exceptions. The loan does not contain financial ratio covenants. The new secured term loan contains a feature by which the Company and WLR may jointly agree on conditions to increase the loan to $150.0 million.
In connection with the $75.0 million secured term loan, the Company issued warrants to purchase an aggregate of 3.378 million shares of Greenbrier common stock at $6.00 per share, subject to certain adjustments. The warrants are exercisable for five years, and the warrant holders are party to an Investor Rights and Restrictions Agreement containing Board of Directors nomination and observer rights, standstill and other voting agreement provisions, securities registration rights, and other rights and restrictions.
On June 10, 2009, in conjunction with the execution of the agreement described above, the Company entered into an amendment to its North American revolving credit facility. The amendment reduced the aggregate commitments under the facility from $290.0 million to $100.0 million, increased the applicable margins on base rate loans to prime, as defined, plus 3.5% and LIBOR loans to LIBOR plus 4.5%, placed certain limitations on permitted acquisitions and amended certain financial ratio covenants effective May 31, 2009, including the exclusion of the effects of non-cash goodwill impairment charges. The amendment also modified certain other provisions of the revolving credit facility, including the release of security interests in the assets of the Refurbishment & Parts business subsidiaries to permit the Company to enter into and incur debt under the $75.0 million secured term loan, and any renewals, extensions and re-financings thereof. The maturity of the facility remains unchanged at November 2011.
Amortization of fees and expenses associated with these financings are expected to be approximately $2.8 million per year over the next three years. As required by SFAS No. 123, a valuation of the warrants is in process and will be completed in the fourth quarter of 2009. The value of the warrants will be amortized over the next three years. The outstanding warrants will have an effect on the calculation of the number of diluted shares outstanding using the treasury stock method, if the Company’s average market price per share during a quarter is greater than the warrant strike price.

THE GREENBRIER COMPANIES, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We operate in three primary business segments: Manufacturing, Refurbishment & Parts and Leasing & Services. These three business segments are operationally integrated. The Manufacturing segment, operating from four facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. The Refurbishment & Parts segment performs railcar repair, refurbishment and maintenance activities in the United States and Mexico as well as wheel, axle and bearing servicing, and production and reconditioning of a variety of parts for the railroad industry. The Leasing & Services segment owns approximately 9,000 railcars and provides management services for approximately 215,000 railcars for railroads, shippers, carriers, and other leasing and transportation companies in North America. Segment performance is evaluated based on margins. We also produce rail castings through an unconsolidated joint venture.
All segments of the North American and European freight car markets in which we operate are currently experiencing depressed demand in a weak economy, market saturation of certain freight car types and tight capital markets. All of the aforementioned contribute to increased caution on the part of our customers and intensified competitive circumstances. Year to date industrywide car loadings in North America through June 20, 2009 are down approximately 20% as compared to the same period in 2008 and it is believed that a significant amount of the freight car fleet in North America is idle. These market factors have led and may continue to lead to lower revenues and reduced margins for some of our operations in the current year. In response to these market conditions we are concentrating our North American railcar manufacturing at our Mexican joint venture facility and curtailing new railcar production at our other North American facilities. These conditions may also lead to the temporary idling of some of our other facilities.
Because the rail industry is cyclical in nature, multi-year supply agreements are a part of industry practice. Customer orders may be subject to cancellations and contain terms and conditions customary in the industry. Historically, little variation has been experienced between the product ordered and the product actually delivered. Recent economic conditions have caused some customers to consider renegotiation, delay or cancellation of orders. The backlog is not necessarily indicative of future results of operations.
Our total manufacturing backlog, which includes the order from General Electric Railcar Services Corporation (GE), of railcars for sale and lease as of May 31, 2009 was approximately 14,100 units with an estimated value of $1.25 billion compared to 17,500 units valued at $1.55 billion as of May 31, 2008. The current backlog includes approximately 8,500 units under the GE contract that are subject to our fulfillment of certain competitive or contractual conditions. There are currently 400 other units in backlog from a customer other than GE that are subject to certain cancellation provisions. Based on current production plans, approximately 900 units in backlog are scheduled for delivery in the remainder of fiscal year 2009. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog. In addition, a substantial portion of our backlog consists of orders for tank cars which are a new product type for us in North America.
In 2007 we entered into a long-term contract with GE to build 11,900 tank cars and covered hoppers over an eight-year period with a current value of approximately $1.0 billion. Under the GE contract, the first 2,400 tank cars and 1,000 covered hopper cars are to be delivered during a “ramp up period” ending April 2011, during which period our production of tank cars was to accelerate as our tank car manufacturing process becomes more efficient and in turn GE’s order quantities of tank cars and covered hopper cars were to increase through such period. The remaining 8,500 railcars under the agreement are to be delivered over the balance of the eight-year period and are subject to our fulfillment of certain contractual conditions. Deliveries of the railcar units commenced in December 2008.
Earlier this year, GE advised us of their desire to substantially reduce, delay or otherwise cancel deliveries under the contract, and we are currently in discussions with GE. We believe GE is in breach of its obligations under our contract. GE has recently instructed us to slow our production of railcars to a rate of production less than that required under our agreement. GE has also unilaterally begun reducing the number of railcars they are willing to

THE GREENBRIER COMPANIES, INC.
accept for delivery despite the fact they have inspected and approved the railcars as conforming to the specifications. GE has also advised us of their intention to continue to unilaterally reduce the number of monthly deliveries of railcars they will accept under the agreement and have unilaterally sought to impose hyper-technical quality inspection practices. GE’s recently proposed modifications to the agreed upon monthly delivery schedules are substantially lower than the amount necessary to permit us to manufacture and deliver the contractually required total of 2,400 tank cars and 1,000 covered hopper cars by the end of the ramp up period of the agreement in April 2011. GE’s proposed modifications to the railcar order quantities also do not allow for efficient operation of our manufacturing facilities as required by the agreement. We have not agreed to GE’s requested reductions in deliveries, and do not believe the contract permits GE to unilaterally reduce the number of railcar deliveries from what was previously agreed upon. Currently, we continue to produce, and intend to deliver, the number of tank cars and covered hopper cars ordered by GE under the agreement even though such amount is at a rate which exceeds the number of railcars GE has told us they are willing to accept for delivery.
Through June 30, 2009 GE has accepted, and we have delivered, only 101 tank cars and 10 covered hopper cars. In addition, we have manufactured, and have sent for delivery to GE, an additional 16 tank cars and 13 covered hopper cars beyond the amount GE has indicated it will accept for delivery for the month ended June 30, 2009. These railcars have been inspected and approved by GE as conforming to the specifications.
During the period through June 30, 2009, GE unilaterally reduced the number of railcars it would accept for delivery, notwithstanding the requirements of the contract. GE has also advised us of their intention to continue to unilaterally reduce the number of deliveries of railcars they will accept through September 30, 2009, from a contractually agreed upon cumulative total of 432 tank cars (capacity 30,000 gallons and 16,500 gallons) and 200 covered hopper cars to only a cumulative total of 178 tank cars (capacity 30,000 gallons and 16,500 gallons) and 40 covered hopper cars. Through September 30, 2009, the difference between what GE has said it will accept for delivery from what they are required to accept for delivery under the contract is 414 cars, with an approximate value of $35.0 million.
GE asserts unilaterally that in subsequent periods they will accept for delivery an even smaller number of railcars. The seriousness of this problem to us accelerates during each fiscal quarter of 2010 and 2011 fiscal years. We have not agreed upon firm delivery schedules beyond September 30, 2009, but GE has further advised us that they intend to accept for delivery no more than 25 tank cars (capacity 30,000 gallons and 16,500 gallons) and 10 covered hopper cars per month from October 2009 to June 2010. Based on the production schedule originally proposed by both parties for the ramp up period, this is 95 fewer tank cars per month and 105 fewer covered hopper cars per month than what would be required during this period to allow us to produce railcars at an efficient rate and for both parties to fulfill their obligations under the agreement.
Reducing railcar production to the levels currently proposed by GE would make it impossible for us to produce the numbers of railcars GE is required to purchase and we are required to deliver during the ramp up period.
We are continuing to discuss delivery schedules with GE. If GE unilaterally continues to decline to accept delivery of railcars in amounts previously agreed upon, or we are not able to agree on mutually acceptable delivery schedules for the remainder of the ramp up period, we may have to either substantially slow or halt production of these railcars, or else store completed cars pending resolution of these issues. We are unable to quantify at this time the potential financial effects of GE’s breach of the agreement, continuing delays in accepting delivery of railcars or other failures by GE to perform the GE contract. We believe the contract contains adequate protection in that it defines the rights and obligations of the parties with respect to railcar purchase and sale requirements and inspection standards and that both the contract and law provide effective legal and equitable remedies.
Marine backlog was approximately $145.0 million as of May 31, 2009, of which approximately $20.0 million is scheduled for delivery in the remainder of fiscal year 2009 and the balance through 2012.
Prices for steel, a primary component of railcars and barges, and related surcharges have fluctuated significantly and remain volatile. In addition, the price of certain railcar components, which are a product of steel, are affected by steel price fluctuations. Subsequent to 2008, prices for steel, railcar components and scrap steel have declined but remain volatile. New railcar and marine backlog generally either includes fixed price contracts which anticipate material price increases and surcharges, or contracts that contain actual pass through of material price increases and

THE GREENBRIER COMPANIES, INC.
surcharges. On certain fixed price railcar contracts actual material cost increases and surcharges have caused the total manufacturing cost of the railcar to exceed the amounts originally anticipated, and in some cases, the actual contractual sale price of the railcar. When the anticipated loss on production of railcars in backlog is both probable and estimable, we accrue a loss contingency. Accrued loss contingencies for production in backlog totaled $0.6 million as of May 31, 2009. We are aggressively working to mitigate these exposures. The Company’s integrated business model has helped offset some of the effects of fluctuating steel and scrap steel prices, as a portion of our business segments benefit from rising steel scrap prices while other segments benefit from lower steel and scrap steel prices through enhanced margins.
As part of an order to deliver 500 railcar units, we have an obligation to guarantee the purchaser minimum earnings. The obligation runs from the date of the railcar delivery through December 31, 2011. The maximum potential obligation totals $13.2 million and in certain defined instances the obligation may be reduced due to early termination. The purchaser has agreed to utilize the railcars on a preferential basis, and we are entitled to re-market the railcar units when they are not being utilized by the purchaser during the obligation period. Any earnings generated from the railcar units will offset the obligation and be recognized as revenue and margin in future periods. We believe our actual obligation will be less than the $13.2 million. We delivered 444 railcar units under this contract through May 31, 2009. The balance of the deliveries is currently expected to occur by the end of this fiscal year. Upon delivery of the railcar units, the entire purchase price is recorded as revenue and due in full. The minimum earnings due to the purchaser are considered a reduction of revenue and are recorded as deferred revenue. As of May 31, 2009 we recorded $12.0 million of the potential obligation as deferred revenue and $1.2 million was included in the calculation of the loss contingency for production in backlog.
We are currently implementing measures to reduce our selling and administrative and overhead costs, including reductions in headcount. As a result, during the nine months ended May 31, 2009 $2.1 million was expensed for severance costs, of which $0.8 million was recorded in Cost of revenue and $1.3 million in Selling and administrative cost.
We test goodwill annually during the third quarter using a testing date of February 28th. In accordance with the provision of SFAS 142, Goodwill and Other Intangible Assets, the Company performed Step One of the SFAS 142 analysis as of February 28, 2009. This analysis included an equity test whereby the fair value of each reporting unit’s total equity is compared to the carrying value of equity and an asset test whereby the fair value of each reporting unit’s total assets was estimated and compared to the carrying value of assets. Greenbrier’s reporting units for this test are the same as its segments. The fair value of our reporting units was determined based on a weighting of income and market approaches. Under the income approach, the fair value of a reporting unit is based on the present value of estimated future cash flows. Under the market approach, the fair value is based on observed market multiples for comparable businesses and guideline transactions. We also considered the premium of the implied value of its reporting units over the current market value of its stock. Results of the Step One analysis indicated that the carrying amounts of all reporting units were in excess of their fair value indicating that an impairment was probable. Accordingly, we were required to perform Step Two of the SFAS 142 impairment analysis to determine the amount, if any, of goodwill impairment to be recorded.
Under Step Two of the SFAS 142 analysis, the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. The Step Two analysis was completed during the third quarter and we concluded that a portion of our goodwill was impaired. As a result, a pre-tax non-cash impairment charge of $55.7 million was recorded which consists of $1.3 million in the Manufacturing segment, $3.1 million in the Leasing & Services segment and $51.3 million in the Refurbishment & Parts segment. After goodwill impairment charges, a balance of $137.1 million remained in goodwill related to the Refurbishment & Parts segment.
In conjunction with our annual test of goodwill, certain long lived assets were tested for impairment during the quarter ended May 31, 2009. Forecasted undiscounted future cash flows exceeded the carrying amount of the assets indicating that the assets were not impaired.

THE GREENBRIER COMPANIES, INC.
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
On January 31, 2009, the wheel facility in Washington, Illinois was extensively damaged by fire. Substantially all the work scheduled to be completed at this facility has been shifted to other wheel facilities in the Refurbishment & Parts network and we have not experienced significant disruptions in service to our customers. We believe we are adequately covered by insurance for any such loss associated with this fire. A portion of the insurance proceeds were received subsequent to quarter end and it is likely that we will recover additional amounts under our insurance coverage, a portion of which may be recorded as a gain in future periods. We are currently unable to determine the amount or timing of the collection of the remaining proceeds or these potential gains.
In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for us beginning September 1, 2009 with respect to $100.0 million of outstanding convertible debt. This FSP cannot be early adopted and requires retrospective adjustments for all periods we had the convertible debt outstanding. On September 1, 2009 we expect to record, on our Consolidated Balance Sheet, a debt discount of $17.0 million, a deferred tax liability of $6.7 million and a $10.3 million increase to equity. The debt discount is expected to be amortized using the effective interest rate method through May 2013 and the amortization expense will be included in Interest and foreign exchange on the Consolidated Statements of Operations. The pre-tax amortization is expected to be approximately $4.1 million in fiscal year 2010, $4.5 million in fiscal year 2011, $4.8 million in fiscal year 2012 and $3.6 million in fiscal year 2013.
On June 10, 2009, we obtained a $75.0 million secured term loan from affiliates of WL Ross & Co. LLC (WLR). Amortization of fees and expenses associated with these financings are expected to be approximately $2.8 million per year over the next three years. In connection with the $75.0 million secured term loan, we issued warrants to purchase an aggregate of 3.378 million shares of Greenbrier common stock at $6.00 per share, subject to certain adjustments. The warrants are exercisable for five years. As required by SFAS No. 123, a valuation of the warrants is in process and will be completed in the fourth quarter of 2009. The value of the warrants will be amortized over the next three years. The outstanding warrants will have an effect on the calculation of the number of diluted shares outstanding using the treasury stock method, if our average market price per share during a quarter is greater than the warrant strike price.
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

THE GREENBRIER COMPANIES, INC.
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

THE GREENBRIER COMPANIES, INC.
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
Results of Operations
Three Months Ended May 31, 2009 Compared to Three Months Ended May 31, 2008
Overview
Total revenues for the three months ended May 31, 2009 were $244.4 million, a decrease of $137.7 million from revenues of $382.1 million in the prior comparable period. Net losses were $50.5 million for the three months ended May 31, 2009 compared to net earnings of $8.1 million for the three months ended May 31, 2008.
Manufacturing Segment
Manufacturing revenue includes results from new railcar and marine production. New railcar delivery information includes all facilities.
Manufacturing revenue for the three months ended May 31, 2009 was $106.0 million compared to $201.8 million in the corresponding prior period, a decrease of $95.8 million. The decrease was primarily the result lower deliveries and a $2.1 million obligation of guaranteed minimum earnings on certain railcars delivered during the quarter. This was partially offset by a railcar product mix with a higher per unit sales price and higher marine revenues. New railcar deliveries were approximately 800 units in the current period compared to 2,200 units in the prior comparable period.
Manufacturing margin as a percentage of revenue for the three months ended May 31, 2009 was 4.8% compared to 0.5% for the three months ended May 31, 2008. The increase was primarily the result of improved marine margins due to increased labor efficiencies and a continuous run of similar type barges, as well as a more favorable new railcar product mix. This was partially offset by less absorption of overhead due to lower levels of plant utilization.
Refurbishment & Parts Segment
Refurbishment & Parts revenue of $120.2 million for the three months ended May 31, 2009 decreased by $32.2 million from revenue of $152.4 million in the prior comparable period. The decrease was primarily due to lower volumes of work and a decrease in scrap metal pricing.
Refurbishment & Parts margin as a percentage of revenue was 12.8% for the three months ended May 31, 2009 compared to 21.0% for the three months ended May 31, 2008. The decrease is due to lower volumes, a less favorable mix of repair and refurbishment work, lower net scrap pricing and $0.1 million in severance.

THE GREENBRIER COMPANIES, INC.
Leasing & Services Segment
Leasing & Services revenue decreased $9.6 million to $18.3 million for the three months ended May 31, 2009 compared to $27.9 million for the three months ended May 31, 2008. The change was primarily the result of a $5.4 million decrease in gains on disposition of assets from the fleet, downward pressure on lease renewal rates, lower earnings on certain car hire utilization leases, lower lease fleet utilization and lower maintenance management revenue.
Pre-tax losses of $0.4 million were realized on the disposition of leased equipment, compared to gains of $5.0 million in the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity. The losses during the quarter principally relate to an adjustment to a previously recorded loss contingency for a future sale due to a lower expected sales price than originally anticipated.
Leasing & Services margin as a percentage of revenue was 34.1% and 56.2% for the three months ended May 31, 2009 and 2008. The decrease was primarily a result of decreased gains on disposition of assets from the lease fleet, which have no associated cost of revenue, downward pressure on lease renewal rates, lower earnings on certain car hire utilization leases and lower lease fleet utilization.
Other Costs
Selling and administrative expense was $15.9 million for the three months ended May 31, 2009 compared to $23.4 million for the comparable prior period, a decrease of $7.5 million. The decrease was primarily due to lower employee related costs and continued cost reduction efforts in the current economic environment. The decrease was partially offset by severance costs of $0.4 million related to work force reductions.
Interest and foreign exchange increased $0.8 million to $10.7 million for the three months ended May 31, 2009, compared to $9.9 million in the prior comparable period. Interest expense decreased $1.8 million to $8.3 million due to lower debt levels and more favorable interest rates on our variable rate debt, offset somewhat by an expense of $0.4 million to break interest rate swaps associated with the voluntary prepayment of approximately $6.1 million of certain long term debt. Current period results include foreign exchange losses of $2.5 million compared to foreign exchange gains of $0.1 million in the prior comparable period principally due to the continued fluctuations in the Polish Zloty and Mexican Peso relative to other currencies.
Special Charges
Special charges of $55.7 million were recorded in May 2009 associated with the impairment of goodwill. These charges consist of $1.3 million in the Manufacturing segment, $3.1 million in the Leasing & Services segment and $51.3 million in the Refurbishment & Parts segment.
Income Taxes
The provision for income taxes was a $4.8 million benefit and $7.6 million expense for the three months ended May 31, 2009 and 2008. The third quarter 2009 provision includes a $4.6 million benefit associated with special charges for goodwill impairment and $1.3 million reversal of certain FIN 48 reserves for which the reserve requirement had lapsed. The provision for income taxes is based on projected geographical mix of consolidated results from operations for the entire year which results in an estimated 37.9% annual effective tax rate on pre-tax results. The effective tax rate fluctuates from year to year due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating results for certain operations with no related tax effect. The actual tax rate for the third quarter of fiscal year 2009 was 8.7% as compared to 49.7% in the prior comparable period. The actual rate of 8.7% differs from the estimated effective rate of 37.9% due to revisions to our projected geographical mix of consolidated results from operations, a significant portion of the goodwill impairment charge being non-deductible for tax purposes and the $1.3 million reversal of certain FIN 48 reserves.

THE GREENBRIER COMPANIES, INC.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of the castings joint venture was a loss of $0.5 million for the three months ended May 31, 2009 compared to earnings of $0.2 million for the three months ended May 31, 2008. The decrease was associated with lower sales volumes of rail castings.
Nine Months Ended May 31, 2009 Compared to Nine Months Ended May 31, 2008
Overview
Total revenues for the nine months ended May 31, 2009 were $787.7 million, a decrease of $140.4 million from revenues of $928.1 million in the prior comparable period. Net loss was $60.7 million for the nine months ended May 31, 2009 compared to net earnings of $12.2 million for the nine months ended May 31, 2008.
Manufacturing Segment
Manufacturing revenue for the nine months ended May 31, 2009 was $354.3 million compared to $484.4 million in the corresponding prior period, a decrease of $130.1 million. The decrease was primarily the result of lower deliveries and a $12.0 million obligation of guaranteed minimum earnings under a certain contract. The decrease was somewhat offset by a change in product mix with higher per unit sales prices and higher marine revenues. New railcar deliveries were approximately 2,900 units in the current period and compared to 5,400 units in the prior comparable period.
Manufacturing margin as a percentage of revenue for the nine months ended May 31, 2009 was a negative 1.6% compared to a positive 3.1% for the nine months ended May 31, 2008. The decrease was primarily the result of the $12.0 million obligation of guaranteed minimum earnings under a certain contract, higher material costs and scrap surcharge expense, severance of $0.7 million and less absorption of overhead due to lower production levels and plant utilization. This was partially offset by improved marine margins as a result of labor efficiencies and a continuous run of similar barge types.
Refurbishment & Parts Segment
Refurbishment & Parts revenue of $374.2 million for the nine months ended May 31, 2009 increased by $5.4 million from revenue of $368.8 million in the prior comparable period. The increase was primarily due to acquisition related growth of approximately $43.7 million associated with the acquisition of American Allied Railway Equipment Company (AARE) which occurred early in third quarter of fiscal 2008 offset by lower wheel and parts volumes and reduced volumes of railcar repair and refurbishment work in the current economic environment.
Refurbishment & Parts margin as a percentage of revenue was 11.4% for the nine months ended May 31, 2009 compared to 17.9% for the nine months ended May 31, 2008. The decrease was primarily due to lower net scrap pricing, a less favorable mix of repair and refurbishment work and $0.1 million in severance.
Leasing & Services Segment
Leasing & Services revenue decreased $15.5 million to $59.3 million for the nine months ended May 31, 2009 compared to $74.8 million for the nine months ended May 31, 2008. The change was primarily the result of a $7.1 million decrease in gains on disposition of assets from the lease fleet, lower lease fleet utilization, downward pressure on lease renewal rates, lower earnings on certain car hire utilization leases and lower maintenance revenue.
Pre-tax losses of $0.1 million were realized on the disposition of leased equipment, compared to $7.0 million pre-tax gains in the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.

THE GREENBRIER COMPANIES, INC.
Leasing & Services margin as a percentage of revenue decreased to 40.1% for the nine months ended May 31, 2009 compared to 51.3% for the nine months ended May 31, 2008. The change was primarily a result of decreases in gains on disposition of assets from the lease fleet, which have no associated cost of revenue, lower lease fleet utilization, downward pressure on lease renewal rates and lower earnings on certain car hire utilization leases.
The percent of owned units on lease as of May 31, 2009 was 92.1% compared to 96.1% at May 31, 2008.
Other Costs
Selling and administrative costs were $48.1 million for the nine months ended May 31, 2009 compared to $64.6 million for the comparable prior period, a decrease of $16.5 million. The decrease was primarily due to lower employee related costs, continued cost reduction efforts in the current economic environment and reversal of $2.1 million of certain accruals. The decrease was partially offset by severance costs of $1.3 million related to reductions in work force.
Interest and foreign exchange decreased $0.5 million to $29.8 million for the nine months ended May 31, 2009, compared to $30.3 million in the prior comparable period. Interest expense decreased $2.1 million to $26.8 million due to lower debt levels and more favorable interest rates on our variable rate debt, offset somewhat by an expense of $0.4 million to break interest rate swaps associated with the voluntary prepayment of approximately $6.1 million of certain long term debt. Current period results include foreign exchange losses of $2.9 million compared to foreign exchange losses of $1.3 million in the prior comparable period principally due to the continued fluctuations in the Polish Zloty and Mexican Peso relative to other currencies. Included in the $1.3 million foreign exchange loss is a $2.6 million foreign exchange loss that was recorded in association with foreign currency forward exchange contracts that did not qualify for hedge accounting treatment under SFAS 133. These contracts became eligible for hedge accounting treatment at the end of January 2009.
Special Charges
Special charges of $55.7 million were recorded in May 2009 associated with the impairment of goodwill. These charges consist of $1.3 million in the Manufacturing segment, $3.1 million in the Leasing & Services segment and $51.3 million in the Refurbishment & Parts segment.
In April 2007, the Board of Directors approved the permanent closure of our Canadian railcar manufacturing facility. As a result of the facility closure decision, special charges of $2.3 million were recorded during the nine months ended May 31, 2008 consisting of severance costs and professional and other fees associated with the closure.
Income Taxes
The provision for income taxes was a $10.7 million benefit and a $12.4 million expense for the nine months ended May 31, 2009 and 2008. The provision for 2009 includes a $4.6 million benefit associated with special charges for goodwill impairment and $1.4 million reversal of certain FIN 48 reserves for which the reserve requirement had lapsed. The provision for income taxes is based on projected consolidated results of operations for the entire year which results in an estimated 37.9% annual effective tax rate on pre-tax results. The effective tax rate fluctuates from year to year due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating results for certain operations with no related tax effect. The actual tax rate for the first nine months of the fiscal year 2009 was 14.7% as compared to 56.3% in the prior comparable period. The actual rate of 14.7% differs from the estimated effective rate of 37.9% due to revisions to our projected geographical mix of consolidated results from operations, a significant portion of the goodwill impairment charge being non-deductible for tax purposes and a $1.4 million reversal of certain FIN 48 reserves.

THE GREENBRIER COMPANIES, INC.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of the castings joint venture was a loss of $0.3 million for the nine months ended May 31, 2009 compared to earnings of $0.5 million for the nine months ended May 31, 2008. The decrease in earnings was associated with lower sales volumes of rail castings.
Liquidity and Capital Resources
We have been financed through cash generated from operations and borrowings. During the nine months ended May 31, 2009, cash increased $11.0 million to $17.0 million from $6.0 million at August 31, 2008.
Cash provided by operations for the nine months ended May 31, 2009 was $89.2 million compared to $20.0 million for the nine months ended May 31, 2008. The change is due primarily to changes in working capital needs including purchases and sales of railcars held for sale, timing of inventory purchases and varying customer payment terms.
Cash used in investing activities was $28.3 million for the nine months ended May 31, 2009 compared to $141.1 million in the prior comparable period. The prior year included the acquisitions of AARE and RBI. Cash usage during the current year is primarily for capital expenditures.
Capital expenditures totaled $33.5 million and $64.5 million for the nine months ended May 31, 2009 and 2008. Of these capital expenditures, approximately $22.3 million and $41.3 million were attributable to Leasing & Services operations for the nine months ended May 31, 2009 and 2008. We regularly sell assets from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures. Depending on market conditions and fleet management objectives, Leasing & Services capital expenditures for 2009, net of proceeds from sales of equipment, are expected to be nominal. Proceeds from the sale of equipment were $4.5 million and $13.4 million for the nine months ended May 31, 2009 and 2008.
Approximately $8.1 million and $18.4 million of capital expenditures for the nine months ended May 31, 2009 and 2008 were attributable to manufacturing operations. Capital expenditures for manufacturing operations are expected to be approximately $10.0 million in 2009 and primarily relate to start up of our tank car line at the Mexican joint venture, ERP implementation and maintenance of existing equipment.
Refurbishment & Parts capital expenditures for the nine months ended May 31, 2009 and 2008 were $3.1 million and $4.8 million and are expected to be approximately $7.0 million in 2009 for maintenance of existing equipment, ERP implementation and some reconfiguration of our operations.
Cash used in financing activities was $41.2 million for the nine months ended May 31, 2009 compared to cash provided by financing of $97.9 million in the nine months ended May 31, 2008. During the nine months ended May 31, 2009 we repaid $28.2 million in net proceeds from borrowings under revolving credit lines and a $6.1 million voluntary prepayment of certain long term notes. In the prior period, we received $48.9 million in net proceeds from borrowings under revolving credit lines and $49.6 in net proceeds from term loan borrowings. All amounts originating in foreign currency have been translated at the May 31, 2009 exchange rate for the following discussion. As of May 31, 2009 senior secured revolving credit facilities, consisting of two components, aggregated $122.8 million. As of May 31, 2009 a $290.0 million revolving line of credit was available to provide working capital and interim financing of equipment, principally for the United States and Mexican operations. Advances under this facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. In addition, current lines of credit totaling $22.8 million, with various variable rates, are available for working capital needs of the European manufacturing operation. Currently these European credit facilities have maturities that range from August 2009 through June 2010. European credit facility renewals are continually under negotiation and the Company expects the available credit facilities to be approximately $23.0 million through August 31, 2009.
As of May 31, 2009 outstanding borrowings under our facilities aggregated $65.9 million in revolving notes and $4.0 million in letters of credit. This consists of $44.9 million in revolving notes and $4.0 million in letters of credit

THE GREENBRIER COMPANIES, INC.
outstanding under the United States credit facility and $21.0 million in revolving notes outstanding under the European credit facilities.
The revolving and operating lines of credit, along with notes payable, contain covenants with respect to the Company and various subsidiaries, the most restrictive of which, among other things, limit the ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into sale leaseback transactions; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all the Company’s assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest and rent) coverage.
Subsequent to quarter end, on June 10, 2009, we received a $75.0 million secured term loan from affiliates of WL Ross & Co. LLC (WL Ross) maturing in June 2012. The loan contains no financial covenants and has a variable interest rate of LIBOR plus 3.5%. In connection with the loan we issued warrants to purchase 3.378 million shares of our common stock at $6 per share. The warrants have a five-year term.
Concurrent with the WL Ross loan, we amended our North American revolving credit facility and reduced the size of the facility from $290.0 million to $100.0 million. The amendment provides for more accommodative financial covenants effective as of May 31, 2009 and increased the interest rate to LIBOR plus 4.5%. The maturity of the facility remains unchanged at November 2011. As part of the amendment, goodwill impairment charges are excluded for the financial covenant ratio calculations.
As of June 10, 2009 the outstanding balance on the North American credit facility was paid down in full using a portion of the proceeds from the $75.0 million secured term loan, and cash balances were approximately $30.0 million. Available borrowing for the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which as of June 10, 2009 would provide for maximum additional borrowing of $111.6 million. The Company has $96.0 million available to draw down under the committed credit facility as of June 10, 2009.
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
In accordance with customary business practices in Europe, we have $12.6 million in third party performance and warranty guarantee facilities all of which have been utilized as of May 31, 2009. To date, no amounts have been drawn under these performance and warranty guarantees.
We have outstanding letters of credit aggregating $4.0 million associated with facility leases and payroll.
Quarterly dividends of $.08 per share were paid from the fourth quarter of 2005 through the first quarter of 2009. The quarterly dividend was decreased to $.04 per share during the second quarter of 2009. During the third quarter of 2009 the quarterly dividend was suspended.

THE GREENBRIER COMPANIES, INC.
We have advanced $0.5 million in long term advances to an unconsolidated subsidiary which are secured by accounts receivable and inventory. As of May 31, 2009, this same unconsolidated subsidiary had $3.2 million in third party debt for which we have guaranteed one-third or approximately $1.1 million.
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

THE GREENBRIER COMPANIES, INC.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We have operations in Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At May 31, 2009, $30.4 million of forecast sales were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results. We believe the exposure to foreign exchange risk is not material.
In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At May 31, 2009, net assets of foreign subsidiaries aggregated $8.6 million and a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of $0.9 million, 0.5% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.
Interest Rate Risk
We have managed our floating rate debt with interest rate swap agreements, effectively converting $47.3 million of variable rate debt to fixed rate debt. At May 31, 2009, the exposure to interest rate risk is reduced since 70% of our debt has fixed rates and 30% has floating rates. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt. At May 31, 2009, a uniform 10% increase in interest rates would result in approximately $0.4 million of additional annual interest expense.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

THE GREENBRIER COMPANIES, INC.
Date: July 7, 2009	By:	/s/ Mark J. Rittenbaum
Mark J. Rittenbaum
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 7, 2009	By:	/s/ James W. Cruckshank
James W. Cruckshank
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)