Form 10-K
period 2009-08-31
GREENBRIER COMPANIES INC
filed 2009-11-12
CIK 923120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

Form 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer X	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No  X

Aggregate market value of the Registrant’s Common Stock held by non-affiliates as of February 28, 2009 (based on the closing price of such shares on such date) was $62,844,580.

The number of shares outstanding of the Registrant’s Common Stock on October 28, 2009 was 17,083,234, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Registrant’s Proxy Statement dated November 24, 2009 prepared in connection with the Annual Meeting of Stockholders to be held on January 8, 2010 are incorporated by reference into Parts II and III of this Report.

The Greenbrier Companies, Inc.

Form 10-K

2	The Greenbrier Companies 2009 Annual Report

Forward-Looking Statements

From time to time, The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) or their representatives have made or may make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission, including this filing on Form 10-K and in the Company’s President’s letter to stockholders that is typically distributed to the stockholders in conjunction with this Form 10-K and the Company’s Proxy Statement. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

•	availability of financing sources and borrowing base for working capital, other business development activities, capital spending and railcar warehousing activities;
•	ability to renew, keep in force or obtain sufficient lines of credit and performance guarantees on acceptable terms;
•	ability to utilize beneficial tax strategies;
•	ability to grow our refurbishment & parts and lease fleet and management services businesses;
•	ability to obtain sales contracts which provide adequate protection against increased costs of materials and components;
•	ability to obtain adequate insurance coverage at acceptable rates;
•	ability to obtain adequate certification and licensing of products; and
•	short- and long-term revenue and earnings effects of the above items.

Forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier’s control. The following factors, among others, could cause actual results or outcomes to differ materially from the forward-looking statements:

•	fluctuations in demand for newly manufactured railcars or marine barges;
•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under the contracts as anticipated;
•	resolution of the GE contract dispute;
•	ability to maintain sufficient availability of credit facilities and to maintain compliance with or to obtain appropriate amendments to financial covenants with various credit agreements;
•	domestic and global political, or economic conditions including such matters as terrorism, war, embargoes or quotas;
•	growth or reduction in the surface transportation industry;
•	ability to maintain good relationships with third party labor providers or collective bargaining units;
•	steel price fluctuations, scrap surcharges, steel scrap prices and other commodity price fluctuations and their impact on railcar and wheel demand and margin;
•	a delay or failure of acquired businesses, start-up operations, or new products or services to compete successfully;
•	changes in product mix and the mix among revenue levels of reporting segments;
•	labor disputes, energy shortages or operating difficulties that might disrupt operations or the flow of cargo;
•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of alliance partners, subcontractors or suppliers;
•	ability to obtain and execute suitable contracts for railcars held for sale;
•	lower than anticipated lease renewal rates, earnings on utilization based leases or residual values for leased equipment;
•	discovery of defects in railcars resulting in increased warranty costs or litigation;
•	resolution or outcome of pending or future litigation and investigations;
•	financial condition of principal customers;
•	competitive factors, including introduction of competitive products, new entrants into certain of our markets, price pressures, limited customer base and competitiveness of our manufacturing facilities and products;

The Greenbrier Companies 2009 Annual Report	3

•	industry overcapacity and our manufacturing capacity utilization;
•	decreases in carrying value of inventory, goodwill or other assets due to impairment;
•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;
•	changes in future maintenance or warranty requirements;
•	ability to adjust to the cyclical nature of the railcar industry;
•	the effects of car hire deprescription on leasing revenue;
•	changes in interest rates and financial impacts from interest rates;
•	ability and cost to maintain and renew operating permits;
•	actions by various regulatory agencies;
•	changes in fuel and/or energy prices;
•	risks associated with intellectual property rights of Greenbrier or third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;
•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;
•	availability of a trained work force and availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;
•	failure to successfully integrate acquired businesses;
•	discovery of unknown liabilities associated with acquired businesses;
•	failure of or delay in implementing and using new software or other technologies;
•	ability to replace maturing lease revenue and earnings with revenue and earnings from additions to the lease fleet and management services;
•	credit limitations upon our ability to maintain effective hedging programs; and
•	financial impacts from currency fluctuations and currency hedging activities in our worldwide operations.

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

4	The Greenbrier Companies 2009 Annual Report

PART I

Item 1.	BUSINESS

Introduction

We are one of the leading designers, manufacturers and marketers of railroad freight car equipment in North America and Europe, a manufacturer and marketer of ocean-going marine barges in North America and a leading provider of railcar refurbishment and parts, leasing and other services to the railroad and related transportation industries in North America.

We operate an integrated business model in North America that combines freight car manufacturing, repair and refurbishment, component parts reconditioning, leasing and fleet management services to provide customers with a comprehensive set of freight car solutions. This model allows us to develop synergies between our various business activities.

We operate in three primary business segments: Manufacturing, Refurbishment & Parts and Leasing & Services. Financial information about our business segments for the years ended August 31, 2009, 2008 and 2007 is located in Note 24 to our Consolidated Financial Statements.

We are a corporation formed in 1981. Our principal executive offices are located at One Centerpointe Drive, Suite 200, Lake Oswego, Oregon 97035, our telephone number is (503) 684-7000 and our Internet web site is located at http://www.gbrx.com.

Products and Services
Manufacturing

North American Railcar Manufacturing - We manufacture a broad array of railcar types in North America and have demonstrated an ability to capture high market shares in many of the car types we produce. We are the leading North American manufacturer of intermodal railcars with an average market share of approximately 70% over the last five years. In addition to our strength in intermodal railcars, we have commanded an average market share of approximately 45% in boxcars, 40% in flat cars and 10% in covered hoppers over the last five years and we have recently entered the tank car market. The primary products we produce for the North American market are:

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

Conventional Railcars - We produce a wide range of boxcars, which are used in forest products, automotive, perishables, general merchandise applications and the transport of commodities. We also produce a variety of covered hopper cars for the grain and cement industries as well as gondolas for the steel and metals markets and various other conventional railcar types, including our proprietary Auto-Max car. Our flat car products include center partition cars for the forest products industry, bulkhead flat cars, flat cars for automotive transportation and solid waste service flat cars.

Tank Cars - We produce a line of tank car products for the North American market. We produce a 30,000-gallon non-coiled, non-insulated tank car, which will be used to transport ethanol, methanol and more than 60 other commodities. We also produce a 16,500 gallon coiled, insulated tank car for use in caustic soda service. In 2010 we expect to begin production of 25,500 gallon and/or 23,500 gallon coiled, insulated tank cars for use to transport a variety of commodities such as vegetable oils and bio-diesel.

The Greenbrier Companies 2009 Annual Report	5

European Railcar Manufacturing - Our European manufacturing operation produces a variety of railcar (wagon) types, including a comprehensive line of pressurized tank cars for liquid petroleum gas and ammonia and non-pressurized tank cars for light oil, chemicals and other products. In addition, we produce flat cars, coil cars for the steel and metals market, coal cars for both the continental European and United Kingdom markets, gondolas, sliding wall cars and automobile transporter cars. Although no formal statistics are available for the European market, we believe we are one of the largest new freight car manufacturers with an estimated market share of 10-15%.

Marine Vessel Fabrication - Our Portland, Oregon manufacturing facility, located on a deep-water port on the Willamette River, includes marine vessel fabrication capabilities. The marine facilities also increase utilization of steel plate burning and fabrication capacity providing flexibility for railcar production. We manufacture a broad range of ocean-going barges including conventional deck barges, double-hull tank barges, railcar/deck barges, barges for aggregates and other heavy industrial products and dump barges. Our primary focus is on the larger ocean-going vessels although the facility has the capability to compete in other marine related products.

Refurbishment & Parts

Railcar Repair, Refurbishment and Component Parts Manufacturing - We believe we operate the largest independent repair, refurbishment, wheel services and component parts networks in North America, operating in 38 locations. Our network of railcar repair and refurbishment shops, operating in 22 locations, performs heavy railcar repair and refurbishment, as well as routine railcar maintenance. We are actively engaged in the repair and refurbishment of railcars for third parties, as well as of our own leased and managed fleet. Our wheel shops, operating in 11 locations, provide complete wheel services including reconditioning of wheels, axles and roller bearings as well as new axle machining and finishing and axle downsizing. Our component parts facilities, operating in 5 locations, recondition railcar cushioning units, couplers, yokes, side frames, bolsters and various other parts. We also produce roofs, doors and associated parts for boxcars.

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

6	The Greenbrier Companies 2009 Annual Report

Management Services - Our management services business offers a broad range of services that include railcar maintenance management, railcar accounting services such as billing and revenue collection, car hire receivable and payable administration, total fleet management including railcar tracking using proprietary software, administration and railcar remarketing. Frequently, we originate leases of railcars with railroads or shippers, and sell the railcars and attached leases to financial institutions and subsequently provide management services under multi-year agreements. We currently own or provide management services for a fleet of approximately 226,000 railcars in North America for railroads, shippers, carriers, institutional investors and other leasing and transportation companies.

	Fleet Profile(1)
	As of August 31, 2009
	Owned	Managed	Total
	Units(2)	Units	Units

Customer Profile:
Class I Railroads	3,049	103,829	106,878
Non-Class I Railroads	1,074	13,372	14,446
Shipping Companies	3,207	8,014	11,221
Leasing Companies	286	92,035	92,321
En route to Customer Location	75	—	75
Off-lease	1,022	153	1,175

Total Units	8,713	217,403	226,116

(1)	Each platform of a railcar is treated as a separate unit.
(2)	Percent of owned units on lease is 88.3% with an average remaining lease term of 2.7 years. The average age of owned units is 17 years.

Backlog

The following table depicts our reported railcar backlog in number of railcars and estimated future revenue value attributable to such backlog, at the dates shown:

	August 31,
	2009	2008	2007

New railcar backlog units(1)	13,400	16,200	12,100
Estimated future revenue value (in millions)(2)	$1,160	$1,440	$830

(1)	Each platform of a railcar is treated as a separate unit.
(2)	Subject to change based on finalization of product mix.

The rail industry is cyclical in nature and multi-year supply agreements are a part of industry practice. The backlog is based on customer orders that we believe are firm and does not include production for our own fleet. Customer orders may be subject to cancellation and contain terms and conditions customary in the industry. Historically, little variation has been experienced between the number of products ordered and the number of products actually delivered. Recent economic conditions have caused some customers to seek renegotiation, delay or cancellation of orders. The backlog is not necessarily indicative of future results of operations.

Our total manufacturing backlog of railcars for sale and lease as of August 31, 2009 was approximately 13,400 units with an estimated value of $1.16 billion, compared to 16,200 units valued at $1.44 billion as of August 31, 2008. Based on current production plans, approximately 2,400 units in backlog are scheduled for delivery in fiscal year 2010. There are currently 400 units in backlog that are subject to certain cancellation provisions. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog. In addition, a substantial portion of our backlog consists of orders for tank cars which are a new product type for us in North America.

In 2007 we entered into a long-term contract with General Electric Railcar Services Corporation (GE) to build 11,900 tank cars and covered hoppers over an eight-year period. Deliveries of the railcar units commenced in

The Greenbrier Companies 2009 Annual Report	7

December 2008. Our railcar backlog as of August 31, 2009 includes approximately 11,500 units to be produced for GE with a current value of approximately $990 million. Under the GE contract, the first 2,400 tank cars and 1,000 covered hopper cars were to be delivered during a “ramp up period” ending April 2011, during which period our production of tank cars was to accelerate as our tank car manufacturing process becomes more efficient and in turn GE’s order quantities of tank cars and covered hopper cars were to increase through such period. In October 2009, we and GE agreed to extend the end of the ramp up period from April 2011 to September 2011. The remaining 8,500 railcars under the agreement are to be delivered over the balance of the eight-year period and are subject to our fulfillment of certain contractual conditions.

In late calendar year 2008, GE advised us of their desire to substantially reduce, delay or otherwise cancel deliveries under the contract. We have not agreed to GE’s requested reductions in deliveries, and believe that a unilateral reduction of the number of railcar deliveries from what was previously agreed upon is a breach of the agreement. Currently, we continue to produce and deliver, and GE continues to accept and pay for, tank cars and covered hopper cars. Through October 31, 2009 GE has accepted, and we have delivered, 328 tank cars and 200 covered hopper cars.

We believe that GE is in breach of the contract. We are continuing to discuss with GE potential modifications to the contract. If we are unable to agree on mutually acceptable modifications to the contract, we may have to either substantially slow or halt production of these railcars, or else store completed cars pending resolution of these issues. We are unable to quantify at this time the potential financial effects of GE’s breach of the agreement or failures by GE to perform the GE contract. We believe the contract contains adequate protection in that it defines the rights and obligations of the parties with respect to railcar purchase and sale requirements and inspection standards and that both the contract and law provide effective legal and equitable remedies.

Marine backlog was approximately $126.0 million as of August 31, 2009, of which approximately $75.0 million is scheduled for delivery in fiscal year 2010. The balance of the production is scheduled into 2012.

Customers

Our railcar customers in North America include Class I railroads, regional and short-line railroads, leasing companies, shippers, carriers and transportation companies. We have strong, long-term relationships with many of our customers. We believe that our customers’ preference for high quality products, our technological leadership in developing innovative products and competitive pricing of our railcars have helped us maintain our long-standing relationships with our customers.

In 2009, revenue from two customers together, BNSF Railway Company (BNSF) and Union Pacific Railroad (UP) accounted for approximately 28% of total revenue, 34% of Leasing & Services revenue, 40% of Refurbishment & Parts revenue and 17% of Manufacturing revenue. One other customer, Crowley Maritime, accounted for approximately 13% of Manufacturing revenue. No other customers accounted for more than 10% of total, Leasing & Services or Refurbishment & Parts revenue.

Raw Materials and Components

Our products require a supply of materials including steel and specialty components such as brakes, wheels and axles. Specialty components purchased from third parties represent a significant amount of the cost of an average freight car. Our customers often specify particular components and suppliers of such components. Although the number of alternative suppliers of certain specialty components has declined in recent years, there are at least two suppliers for most such components and we are not reliant on any one supplier for any component.

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

8	The Greenbrier Companies 2009 Annual Report

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

We believe that we are among the top five European railcar manufacturers, which maintain a combined market share of over 80%. European freight car manufacturers are largely located in central and eastern Europe where labor rates are lower and work rules are more flexible.

Competition in the refurbishment & parts business is dependent on the type of product or service provided. There are many competitors in the railcar repair and refurbishment business and fewer competitors in the wheel and other parts businesses. We are one of the largest competitors in each business. We compete primarily on the basis of quality, timeliness of delivery, customer service, single source solutions and engineering expertise.

There are at least twenty institutions that provide railcar leasing and services similar to ours. Many of them are also customers that buy new railcars from our manufacturing facilities and used cars from our lease fleet, as well as utilize our management services. More than half of these institutions have greater resources than we do. We compete primarily on the basis of quality, price, delivery, reputation, service offerings and deal structuring ability. We believe our strong servicing capability, integrated with our manufacturing, repair shops, railcar specialization and expertise in particular lease structures provide a strong competitive position.

Marketing and Product Development

In North America, we utilize an integrated marketing and sales effort to coordinate relationships in our various segments. We provide our customers with a diverse range of equipment and financing alternatives designed to satisfy each customer’s unique needs, whether the customer is buying new equipment, refurbishing existing equipment or seeking to outsource the maintenance or management of equipment. These custom programs may involve a combination of railcar products, leasing, refurbishing and remarketing services. In addition, we provide customized maintenance management, equipment management, accounting services and proprietary software solutions.

In Europe, we maintain relationships with customers through a network of country-specific sales representatives. Our engineering and technical staff works closely with their customer counterparts on the design and certification of railcars. Many European railroads are state-owned and are subject to European Union regulations covering the tender of government contracts.

Through our customer relationships, insights are derived into the potential need for new products and services. Marketing and engineering personnel collaborate to evaluate opportunities and identify and develop new products. Research and development costs incurred for new product development during the years ended August 31, 2009, 2008 and 2007 were $1.7 million, $2.9 million and $2.4 million.

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

The Greenbrier Companies 2009 Annual Report	9

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

Environmental studies have been conducted of the Company’s owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting Greenbrier’s facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). Greenbrier and more than 80 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company, have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The study is expected to be completed in 2011. In February 2008, the EPA sought information from over 200 additional entities, including other federal agencies in order to determine whether additional General Notice letters were warranted. Seventy-one parties have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately one hundred ten additional parties have signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against sixty-nine other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc.et al, US District Court, District of Oregon, Case #3:09-cv-453-PK. As of October 21, 2009, all but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice. In addition, the Company has entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. The Company is also conducting groundwater remediation relating to a historical spill on the property which antedates its ownership.

Because these environmental investigations are still underway, the Company is unable to determine the amount of ultimate liability relating to these matters. Based on the results of the pending investigations and future assessments of natural resource damages, Greenbrier may be required to incur costs associated with additional phases of investigation or remedial action, and may be liable for damages to natural resources. In addition, the Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways on the Willamette River, in Portland, Oregon, and the river’s classification as a Superfund site could result in some limitations on future dredging and launch activities. Any of these matters could adversely affect the Company’s business and results of operations, or the value of its Portland property.

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

The primary regulatory and industry authorities involved in the regulation of the ocean-going barge industry are the U.S. Coast Guard, the Maritime Administration of the U.S. Department of Transportation, and private industry organizations such as the American Bureau of Shipping.

10	The Greenbrier Companies 2009 Annual Report

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

Employees

As of August 31, 2009, we had 3,693 full-time employees, consisting of 2,247 employees in Manufacturing, 1,291 in Refurbishment & Parts and 155 employees in Leasing & Services and corporate. At the manufacturing facility in Swidnica, Poland, 318 employees are represented by unions. At our Frontera, Mexico joint venture manufacturing facility, 425 employees are represented by a union. In addition to our own employees, 12 union employees work at our Sahagun, Mexico railcar manufacturing facility under our services agreement with Bombardier Transportation. At our Refurbishment & Parts locations, 99 employees, primarily in Mexico, are represented by unions. We believe that our relations with our employees are generally good.

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

The Greenbrier Companies 2009 Annual Report	11

Item 1a. RISK FACTORS

Risks Related to Our Business

Turmoil in the credit markets and the financial services industry could negatively impact the Company’s business, results of operations, financial condition or liquidity.

The credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions, an unprecedented level of intervention from the United States federal government and other foreign governments and tighter availability of credit on more restrictive terms at higher cost of capital. While the ultimate outcome of these events cannot be predicted, they could have a negative impact on our liquidity and financial condition if our ability to borrow money to finance operations, obtain credit from trade creditors, offer leasing products to our customers or sell railcar assets to other lessors were to be impaired. In addition, the economic crisis could also adversely impact our customers’ ability to purchase or pay for products from us or our suppliers’ ability to provide us with product, either of which could negatively impact our business and results of operations.

Our level of indebtedness and terms of our indebtedness could adversely affect our business, financial condition and liquidity.

We have a high level of indebtedness, a portion of which has variable interest rates. Although we intend to refinance our debt on or before maturity, there can be no assurance that we will be successful, or if refinanced, that it will be at favorable rates and terms. If we are unable to successfully refinance our debt, we could have inadequate liquidity to fund our ongoing cash needs. In addition, our high level of indebtedness and our financial covenants could limit our ability to borrow additional amounts of money for working capital, capital expenditures or other purposes. It could also limit our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt. The limitations of our financial covenants could restrict our ability to fund foreign operations or joint ventures, which in turn could limit their availability of cash for working capital needs and day to day operations. The high amount of debt increases our vulnerability to general adverse economic and industry conditions and could limit our ability to take advantage of business opportunities and to react to competitive pressures.

During economic downturns or a rising interest rate environment, the cyclical nature of our business results in lower demand for our products and reduced revenue.

Our business is cyclical. Overall economic conditions and the purchasing practices of railcar buyers have a significant effect upon our railcar Manufacturing, Refurbishment & Parts and Leasing & Services businesses due to the impact on demand for new, refurbished, used and leased products. As a result, during downturns, we could operate with a lower level of backlog and may temporarily slow down or halt production at some or all of our facilities. Economic conditions that result in higher interest rates increase the cost of new leasing arrangements, which could cause some of our leasing customers to lease fewer of our railcars or demand shorter terms. An economic downturn or increase in interest rates may reduce demand for railcars, resulting in lower sales volumes, lower prices, lower lease utilization rates and decreased profits or losses.

A prolonged decline in performance of the rail freight industry would have an adverse effect on our financial condition and results of operations.

Our future success depends in part upon the performance of the rail freight industry, which in turn depends on the health of the economy. If railcar loadings, railcar replacement rates or industry demand for railcar products remain weak or otherwise do not materialize due to these or other reasons, our financial condition and results of operations would be adversely affected.

12	The Greenbrier Companies 2009 Annual Report

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

A significant portion of our revenue and backlog is generated from a few major customers such as BNSF, GE, UP and Crowley Maritime. Although we have some long-term contractual relationships with our major customers, we cannot be assured that our customers will continue to use our products or services or that they will continue to do so at historical levels. A reduction in the purchase or leasing of our products or a termination of our services by one or more of our major customers could have an adverse effect on our business and operating results.

Fluctuations in the availability and price of steel and other raw materials could have an adverse effect on our ability to manufacture and sell our products on a cost-effective basis and could adversely affect our margins and revenue of our refurbishment and parts business.

A significant portion of our business depends upon the adequate supply of steel at competitive prices and a small number of suppliers provide a substantial amount of our requirements. The cost of steel and all other materials used in the production of our railcars represents more than half of our direct manufacturing costs per railcar.

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

The Greenbrier Companies 2009 Annual Report	13

Our backlog is not necessarily indicative of the level of our future revenues.

Our manufacturing backlog is future production for which we have written orders from our customers in various periods, and estimated potential revenue attributable to those orders. Some of this backlog is subject to our fulfillment of certain competitive conditions. Our reported backlog may not be converted to revenue in any particular period and actual revenue from such contracts may not equal our backlog revenues. Therefore, our backlog is not necessarily indicative of the level of our future revenues.

The timing of our asset sales and related revenue recognition could cause significant differences in our quarterly results and liquidity.

We may build railcars in anticipation of a customer order, or that are leased to a customer and ultimately planned to be sold to a third-party. The difference in timing of production of the railcars and the ultimate sale of such railcars is subject to risk and could cause a fluctuation in our quarterly results and liquidity. In addition, we periodically sell railcars from our own lease fleet and the timing and volume of such sales is difficult to predict. As a result, comparisons of our quarterly revenues, income and liquidity between quarterly periods within one year and between comparable periods in different years may not be meaningful and should not be relied upon as indicators of our future performance.

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

We continue to introduce new railcar products and technologies and periodically accept orders prior to receipt of railcar certification or proof of ability to manufacture a quality product that meets customer standards. We could be unable to successfully design or manufacture these new railcar products and technologies. Our inability to develop and manufacture such new products and technologies in a timely and profitable manner, to obtain certification, and achieve market acceptance or the existence of quality problems in our new products could have a material adverse effect on our revenue and results of operations and subject us to penalties, cancellation of orders and/or other damages.

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

We re-lease or sell railcars we own upon the expiration of existing lease terms. The total rental payments we receive under our operating leases do not fully amortize the acquisition costs of the leased equipment, which exposes us to risks associated with remarketing the railcars. Our ability to remarket leased railcars profitably is dependent upon several factors, including, but not limited to, market and industry conditions, cost of and demand for newer models, costs associated with the refurbishment of the railcars and interest rates. Our inability to re-lease or sell leased railcars on favorable terms could result in reduced revenues and margins and decrease our overall returns.

14	The Greenbrier Companies 2009 Annual Report

Our product and repair service warranties could expose us to potentially significant claims.

We offer our customers limited warranties for many of our products and services. Accordingly, we may be subject to significant warranty claims in the future, such as multiple claims based on one defect repeated throughout our production or servicing process or claims for which the cost of repairing the defective part is highly disproportionate to the original cost of the part. These types of warranty claims could result in costly product recalls, customers seeking monetary damages, significant repair costs and damage to our reputation.

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

We are a party to collective bargaining agreements with various labor unions at some of our operations. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot be assured that our relations with our workforce will remain positive or that union organizers will not be successful in future attempts to organize at some of our other facilities. If our workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with lay-offs, shutdowns or reductions in the size and scope of our operations or due to the difficulties of restarting our operations that have been temporarily shuttered.

The Greenbrier Companies 2009 Annual Report	15

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

Environmental studies have been conducted on our owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. Our Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting our Portland, Oregon facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). We and more than 80 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised that we may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including us, have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The study is expected to be completed in 2011. In February 2008, the EPA sought information from over 200 additional entities, including other federal agencies in order to determine whether additional General Notice letters were warranted. Seventy-one parties have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately one hundred ten additional parties have signed tolling agreements related to such allocations. On April 23, 2009, we and the other AOC signatories filed suit against sixty-nine other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc.et al, US District Court, District of Oregon, Case #3:09-cv-453-PK. As of October 21, 2009, all but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice. In addition, we have entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which we agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. We are also conducting groundwater remediation relating to a historical spill on the property which antedates its ownership.

Because these environmental investigations are still underway, we are unable to determine the amount of ultimate liability relating to these matters. Based on the results of the pending investigations and future assessments of natural resource damages, we may be required to incur costs associated with additional phases of investigation or remedial action, and may be liable for damages to natural resources. In addition, we may be required to perform periodic maintenance dredging in order to continue to launch vessels from our launch ways on the Willamette River, in Portland, Oregon, and the river’s classification as a Superfund site could result in some limitations on future dredging and launch activities. Any of these matters could adversely affect our business and results of operations, or the value of its Portland property.

16	The Greenbrier Companies 2009 Annual Report

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

We depend on a third party to provide most of the labor services for our operations in Sahagun, Mexico and if such third party fails to provide the labor, it could adversely affect our operations.

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

In Sahagun, Mexico, we lease our manufacturing facility from a third party. The lease agreement has a term of three years expiring on November 30, 2011, with one three-year option to renew. We could incur substantial expense and interruption of our manufacturing production if we were to relocate to a different location. In addition, there can be no assurance that we would be able to find a suitable alternative location or enter into a lease for a new location on favorable terms.

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

The Greenbrier Companies 2009 Annual Report	17

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

We are a defendant in several pending cases in various jurisdictions. If we are unsuccessful in resolving these claims, our business and results of operations could be adversely affected. In addition, future claims that may arise relating to any pending or new matters, whether brought against us or initiated by us against third parties, could distract management’s attention from business operations and increase our legal and related costs, which could also negatively impact our business and results of operations.

We could be unable to procure adequate insurance on a cost-effective basis in the future.

The ability to insure our businesses, facilities and rail assets is an important aspect of our ability to manage risk. As there are only limited providers of this insurance to the railcar industry, there is no guarantee that such insurance will be available on a cost-effective basis in the future. In addition, due to recent extraordinary economic events that have significantly weakened many major insurance underwriters, we cannot assure that our insurance carriers will be able to pay current or future claims.

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

18	The Greenbrier Companies 2009 Annual Report

Our financial performance and market value could cause future write-downs of goodwill in future periods.

With the adoption of Statement of Accounting Standards (SFAS) No. 142, Accounting for Goodwill and Other Intangibles, goodwill is no longer amortized; however, we are required to perform an annual impairment review which could result in impairment write-downs to goodwill. If the carrying value of the asset is in excess of the fair value, the carrying value will be adjusted to fair value through an impairment charge. In 2009 the Company took a pre-tax goodwill write-down of $55.7 million. As of August 31, 2009, we had $137.1 million of goodwill. Our stock price can impact the results of the impairment review of goodwill.

Our implementation of new enterprise resource planning (ERP) systems could result in problems that could negatively impact our business.

We continue to work on the design and implementation of ERP and related systems that support substantially all of our operating and financial functions. We could experience problems in connection with such implementations, including compatibility issues, training requirements, higher than expected implementation costs and other integration challenges and delays. A significant implementation problem, if encountered, could negatively impact our business by disrupting our operations. Additionally, a significant problem with the implementation, integration with other systems or ongoing management of ERP and related systems could have an adverse effect on our ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could have a material adverse effect on our financial reporting system and internal controls and adversely affect our ability to manage our business.

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

We are party to an Investor Rights Agreement with the holders of our outstanding warrants, which contains certain restrictions on acquisition of additional equity securities and on voting of outstanding shares.

The Greenbrier Companies 2009 Annual Report	19

Our stock price may continue to experience large fluctuations.

Historically, the price of our common stock has at times experienced rapid and severe price fluctuations. Our stock closing price has ranged from a low of $1.91 per share to a high of $21.15 per share for the year ended August 31, 2009. The price of our common stock may continue to fluctuate greatly in the future due to a variety of company specific factors, including:

•	quarter-to-quarter variations in our operating results;
•	shortfalls in revenue or earnings from levels expected by securities analysts and investors; and
•	any developments that materially adversely impact investors’ or customers’ perceptions of our business prospects.

In addition, warrants to purchase a total of 3.378 million shares of common stock are outstanding and, subject to certain restrictions, are exercisable at any time at the discretion of the warrant holders. The exercise price of the warrants is currently $6.00 per share. The warrants contain anti-dilution provisions that may in some circumstances increase the number of shares for which such warrants are exercisable and lower the exercise price of the warrants. If outstanding warrants are exercised, or if events were to occur that would result in such warrants becoming exercisable for more shares or at a lower exercise price, the market price of our common stock could be adversely affected.

Item 1b. UNRESOLVED STAFF COMMENTS

None.

20	The Greenbrier Companies 2009 Annual Report

Item 2.	PROPERTIES

We operate at the following primary facilities as of August 31, 2009:

Description	Location	Status

Manufacturing Segment

Railcar manufacturing:	Portland, Oregon	Owned
	Sahagun, Mexico	Leased
	Frontera, Mexico	Leased
	Swidnica, Poland	Owned
Marine manufacturing:	Portland, Oregon	Owned

Refurbishment & Parts Segment

Railcar repair:	20 locations in the United States and 2 locations in Mexico	Leased — 11 locations Owned — 6 locations Customer premises — 5 locations
Wheel reconditioning:	9 locations in the United States and 2 locations in Mexico	Leased — 7 locations Owned — 4 locations
Parts fabrication and reconditioning:	5 locations in the United States	Leased — 2 locations Owned — 3 locations
Administrative offices:	2 locations in the United States	Leased

Leasing & Services Segment
Corporate offices, railcar marketing and leasing activities:	Lake Oswego, Oregon	Leased

We believe that our facilities are in good condition and that the facilities, together with anticipated capital improvements and additions, are adequate to meet our operating needs for the foreseeable future. We continually evaluate the need for expansion and upgrading of our Manufacturing and Refurbishment & Parts facilities in order to remain competitive and to take advantage of market opportunities.

Item 3.	LEGAL PROCEEDINGS

From time to time, Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. The most significant litigation is as follows:

On April 20, 2004, BC Rail Partnership initiated litigation against the Company and TrentonWorks Ltd. in the Supreme Court of Nova Scotia, alleging breach of contract and negligent manufacture and design of railcars which were involved in a 1999 derailment. Trial is presently scheduled for April 2011.

Greenbrier and a customer, SEB Finans AB (SEB), have raised performance concerns related to a component that the Company installed on 372 railcar units with an aggregate sales value of approximately $20.0 million produced under a contract with SEB. On December 9, 2005, SEB filed a Statement of Claim in an arbitration proceeding in Stockholm, Sweden, against Greenbrier alleging that the cars were defective and could not be used for their intended purpose. A settlement agreement was entered into effective February 28, 2007 pursuant to which the railcar units previously delivered were to be repaired and the remaining units completed and delivered to SEB. Greenbrier is proceeding with repairs of the railcars in accordance with terms of the settlement agreement, though SEB has recently made additional warranty claims, including claims with respect to cars that have been repaired pursuant to the settlement agreement. Greenbrier is evaluating SEB’s new warranty claims. Current estimates of potential costs of such repairs do not exceed amounts accrued in warranty.

When the Company acquired the assets of the Freight Wagon Division of DaimlerChrysler in January 2000, it acquired a contract to build 201 freight cars for Okombi GmbH, a subsidiary of Rail Cargo Austria AG. Subsequently, Okombi made breach of warranty and late delivery claims against the Company which grew out

The Greenbrier Companies 2009 Annual Report	21

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

Our common stock has been traded on the New York Stock Exchange under the symbol GBX since July 14, 1994. There were approximately 489 holders of record of common stock as of October 28, 2009. The following table shows the reported high and low closing sales prices of our common stock on the New York Stock Exchange for the fiscal periods indicated.

	High	Low

2009
Fourth quarter	$13.82	$5.61
Third quarter	$8.51	$1.91
Second quarter	$8.51	$3.76
First quarter	$21.15	$5.01
2008
Fourth quarter	$26.30	$17.28
Third quarter	$28.88	$21.97
Second quarter	$29.52	$16.03
First quarter	$30.65	$21.17

Quarterly dividends were suspended as of the third quarter 2009. A quarterly dividend of $.04 per share was declared during the second quarter of 2009. Quarterly dividends of $.08 per share were declared each quarter from the fourth quarter of 2005 through the first quarter of 2009. There is no assurance as to the payment of future dividends as they are dependent upon future earnings, capital requirements and our financial condition.

22	The Greenbrier Companies 2009 Annual Report

Performance Graph

The following graph demonstrates a comparison of cumulative total returns for the Company’s Common Stock, the Dow Jones US Industrial Transportation Index and the Standard & Poor’s (S&P) 500 Index. The graph assumes an investment of $100 on August 31, 2004 in each of the Company’s Common Stock and the stocks comprising the indices. Each of the indices assumes that all dividends were reinvested and that the investment was maintained to and including August 31, 2009, the end of the Company’s 2009 year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Greenbrier Companies, Inc., The S&P 500 Index
And The Dow Jones US Industrial Transportation Index

* $100 invested on 8/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending August 31.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright© 2009 Dow Jones & Co. All rights reserved.

Equity Compensation Plan Information is hereby incorporated by reference to the “Equity Compensation Plan Information” table in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s year ended August 31, 2009.

The Greenbrier Companies 2009 Annual Report	23

Item 6.	SELECTED FINANCIAL DATA

YEARS ENDED AUGUST 31,
(In thousands, except per share data)	2009		2008		2007		2006		2005
Statement of Operations Data
Revenue:
Manufacturing	$462,496		$665,093		$738,424		$748,818		$844,496
Refurbishment & Parts	476,164		527,466		381,670		102,471		96,665
Leasing & Services	79,465		97,520		103,734		102,534		83,061

	$1,018,125		$1,290,079		$1,223,828		$953,823		$1,024,222

Earnings (loss) from continuing operations	$(54,060)		$19,542		$22,010		$39,536		$29,822
Earnings from discontinued operations	—		—		—		62	(2)	—

Net earnings (loss)	$(54,060	)(1)	$19,542	(1)	$22,010	(1)	$39,598		$29,822

Basic earnings (loss) per common share:
Continuing operations	$(3.21)		$1.19		$1.37		$2.51		$1.99
Net earnings	$(3.21)		$1.19		$1.37		$2.51		$1.99
Diluted earnings (loss) per common share:
Continuing operations	$(3.21)		$1.19		$1.37		$2.48		$1.92
Net earnings	$(3.21)		$1.19		$1.37		$2.48		$1.92
Weighted average common shares outstanding:
Basic	16,815		16,395		16,056		15,751		15,000
Diluted	16,815		16,417		16,094		15,937		15,560
Cash dividends paid per share	$.12		$.32		$.32		$.32		$.26
Balance Sheet Data
Total assets	$1,048,291		$1,256,960		$1,072,749		$877,314		$671,207
Revolving notes and notes payable	$558,221		$601,816		$500,483		$384,743		$227,088
Stockholders’ equity	$213,364		$260,527		$243,590		$219,281		$176,059
Other Operating Data
New railcar units delivered	3,700		7,300		8,600		11,400		13,200
New railcar units backlog	13,400	(3)	16,200	(3)	12,100	(3)	14,700	(3)	9,600
Lease fleet:
Units managed	217,403		137,697		136,558		135,320		128,645
Units owned	8,713		8,631		8,663		9,311		9,958
Cash Flow Data
Capital expenditures:
Manufacturing	$9,109		$24,113		$20,361		$15,121		$11,759
Refurbishment & Parts	6,599		7,651		5,009		2,906		4,559
Leasing & Services	23,139		45,880		111,924		122,542		52,805

	$38,847		$77,644		$137,294		$140,569		$69,123

Proceeds from sale of equipment	$15,555		$14,598		$119,695		$28,863		$32,528

Depreciation and amortization:
Manufacturing	$11,471		$11,267		$10,762		$10,258		$10,003
Refurbishment & Parts	11,885		10,338		9,042		2,360		2,202
Leasing & Services	14,313		13,481		13,022		12,635		10,734

	$37,669		$35,086		$32,826		$25,253		$22,939

Non-cash interest expense(4)	$6,180		$3,932		$3,398		$2,816		$241
Non-cash stock based compensation	$3,699		$1,866		$1,708		$2,247		$189

(1)	2009 includes special charges net of tax of $51.0 million in goodwill impairment. 2008 includes special charges net of tax of $2.3 million related to the closure of our Canadian subsidiary. 2007 includes special charges net of tax of $13.7 million related to the impairment and closure of our Canadian subsidiary.
(2)	Consists of a reduction in loss contingency associated with the settlement of litigation relating to the logistics business that was discontinued in 1998.
(3)	2009, 2008, 2007 and 2006 backlog include 8,500 units, 8,500 units, 3,500 units and 7,250 units subject to fulfillment of certain competitive and contractual conditions. 2006 through 2009 backlog all include 400 units subject to certain cancellation provisions.
(4)	Includes loan origination fee amortization and debt discount accretion associated with warrants.

24	The Greenbrier Companies 2009 Annual Report

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We currently operate in three primary business segments: Manufacturing, Refurbishment & Parts and Leasing & Services. These three business segments are operationally integrated. The Manufacturing segment, operating from four facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. The Refurbishment & Parts segment performs railcar repair, refurbishment and maintenance activities in the United States and Mexico as well as wheel, axle and bearing servicing, and production and reconditioning of a variety of parts for the railroad industry. The Leasing & Services segment owns approximately 9,000 railcars and provides management services for approximately 217,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. Management evaluates segment performance based on margins. We also produce rail castings through an unconsolidated joint venture.

All segments of the North American and European freight car markets in which we operate are currently experiencing depressed demand in a weak economy, market saturation of certain freight car types and tight capital markets. All of the aforementioned contribute to increased caution on the part of our customers and intensified competitive circumstances. These market factors have led and may continue to lead to lower revenues and reduced margins for some of our operations. In response to these market conditions we are concentrating our North American railcar manufacturing at our Mexican joint venture facility in Frontera, temporarily shuttering production at our other Mexican facility in Sahagun and limiting new railcar production at our Portland, Oregon facility. These conditions may also lead to the temporary idling of some of our other facilities.

The rail industry is cyclical in nature and multi-year supply agreements are a part of industry practice. Customer orders may be subject to cancellations and contain terms and conditions customary in the industry. Historically, little variation has been experienced between the product ordered and the product actually delivered. Recent economic conditions have caused some customers to consider renegotiation, delay or cancellation of orders. The backlog is not necessarily indicative of future results of operations.

Our total manufacturing backlog of railcars for sale and lease as of August 31, 2009 was approximately 13,400 units with an estimated value of $1.16 billion, compared to 16,200 units valued at $1.44 billion as of August 31, 2008. Based on current production plans, approximately 2,400 units in backlog are scheduled for delivery in fiscal year 2010. There are currently 400 units in backlog that are subject to certain cancellation provisions. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog. In addition, a substantial portion of our backlog consists of orders for tank cars which are a new product type for us in North America.

In 2007 we entered into a long-term contract with General Electric Railcar Services Corporation (GE) to build 11,900 tank cars and covered hoppers over an eight-year period. Deliveries of the railcar units commenced in December 2008. Our railcar backlog as of August 31, 2009 includes approximately 11,500 units to be produced for GE with a current value of approximately $990 million. Under the GE contract, the first 2,400 tank cars and 1,000 covered hopper cars were to be delivered during a “ramp up period” ending April 2011, during which period our production of tank cars was to accelerate as our tank car manufacturing process becomes more efficient and in turn GE’s order quantities of tank cars and covered hopper cars were to increase through such period. In October 2009, we and GE agreed to extend the end of the ramp up period from April 2011 to September 2011. The remaining 8,500 railcars under the agreement are to be delivered over the balance of the eight-year period and are subject to our fulfillment of certain contractual conditions.

In late calendar year 2008, GE advised us of their desire to substantially reduce, delay or otherwise cancel deliveries under the contract. We have not agreed to GE’s requested reductions in deliveries, and believe that a unilateral reduction of the number of railcar deliveries from what was previously agreed upon is a breach of the agreement. Currently, we continue to produce and deliver, and GE continues to accept and pay for, tank cars and covered hopper cars. Through October 31, 2009 GE has accepted, and we have delivered, 328 tank cars and 200 covered hopper cars.

The Greenbrier Companies 2009 Annual Report	25

We believe that GE is in breach of the contract. We are continuing to discuss with GE potential modifications to the contract. If we are unable to agree on mutually acceptable modifications to the contract, we may have to either substantially slow or halt production of these railcars, or else store completed cars pending resolution of these issues. We are unable to quantify at this time the potential financial effects of GE’s breach of the agreement or failures by GE to perform the GE contract. We believe the contract contains adequate protection in that it defines the rights and obligations of the parties with respect to railcar purchase and sale requirements and inspection standards and that both the contract and law provide effective legal and equitable remedies.

Marine backlog was approximately $126.0 million as of August 31, 2009, of which approximately $75.0 million is scheduled for delivery in fiscal year 2010. The balance of the production is scheduled into 2012.

Prices for steel, a primary component of railcars and barges, and related surcharges have fluctuated significantly and remain volatile. In addition, the price of certain railcar components, which are a product of steel, are affected by steel price fluctuations. Subsequent to 2008, prices for steel, railcar components and scrap steel have declined but remain volatile. New railcar and marine backlog generally either includes fixed price contracts which anticipate material price increases and surcharges, or contracts that contain actual pass through of material price increases and surcharges. On certain fixed price railcar contracts actual material cost increases and surcharges caused the total manufacturing cost of the railcar to exceed the original expectation, and in some cases, the actual contractual price of the railcar. When an anticipated loss on production of railcars in backlog is both probable and estimable, we accrue a loss contingency. We are aggressively working to mitigate these exposures. The Company’s integrated business model has helped offset some of the effects of fluctuating steel and scrap steel prices, as a portion of our business segments benefit from rising steel scrap prices while other segments benefit from lower steel and scrap steel prices through enhanced margins.

We delivered 500 railcar units during 2009 for which we have an obligation to guarantee the purchaser minimum earnings. The obligation expires December 31, 2011. The maximum potential obligation totals $13.1 million and in certain defined instances the obligation may be reduced due to early termination. The purchaser has agreed to utilize the railcars on a preferential basis, and we are entitled to re-market the railcar units when they are not being utilized by the purchaser during the obligation period. Any earnings generated from the railcar units will offset the obligation and be recognized as revenue and margin in future periods. We believe our actual obligation will be less than the $13.1 million. Upon delivery of the railcar units, the entire purchase price was recorded as revenue and paid in full. The minimum earnings due to the purchaser are considered a reduction of revenue and were recorded as deferred revenue. As of August 31, 2009 we have recorded $13.1 million of the potential obligation as deferred revenue.

In 2009 we implemented measures to reduce our selling and administrative and overhead costs, including reductions in headcount. As a result, during fiscal year 2009 $4.0 million was expensed for severance costs, of which $2.7 million was recorded in Cost of revenue and $1.3 million in Selling and administrative cost.

We test goodwill annually during the third quarter using a testing date of February 28th. The annual test performed in 2009 indicated that goodwill was impaired. As a result, a pre-tax non-cash impairment charge of $55.7 million was recorded, in our third quarter, which consists of $1.3 million in the Manufacturing segment, $3.1 million in the Leasing & Services segment and $51.3 million in the Refurbishment & Parts segment. After goodwill impairment charges, a balance of $137.1 million remained in goodwill related to the Refurbishment & Parts segment.

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

On January 31, 2009, the wheel facility in Washington, Illinois was extensively damaged by fire. Substantially all the work scheduled to be completed at this facility has been shifted to other wheel facilities in the Refurbishment & Parts network and we have not experienced significant disruptions in service to our customers. This facility has now been closed. We believe we are adequately covered by insurance for any such loss associated with this fire. A portion of the insurance proceeds were received during the fourth quarter and it is likely that we will recover additional

26	The Greenbrier Companies 2009 Annual Report

amounts under our insurance coverage, a portion of which may be recorded as a gain in future periods. We are currently unable to determine the amount or timing of the collection of the remaining proceeds or these potential gains.

Results of Operations

Overview

Total revenue was $1.0 billion, $1.3 billion and $1.2 billion for the years ended August 31, 2009, 2008 and 2007. Net loss for the year ended August 31, 2009 was $54.1 million or $3.21 per diluted common share which included $51.0 million of special charges net of tax. Net earnings for the year ended August 31, 2008 were $19.5 million or $1.19 per diluted common share which included $2.3 million of special charges net of tax. Net earnings for the year ended August 31, 2007 were $22.0 million or $1.37 per diluted common share which included $13.7 million of special charges net of tax.

Manufacturing Segment

Manufacturing revenue includes new railcar and marine production. New railcar delivery and backlog information disclosed herein includes all facilities.

Manufacturing revenue was $462.5 million, $665.1 million and $738.4 million for the years ended August 31, 2009, 2008 and 2007. Railcar deliveries, which are the primary source of manufacturing revenue, were approximately 3,700 units in 2009 compared to 7,300 units in 2008 and 8,600 units in 2007. Manufacturing revenue decreased $202.6 million, or 30.0%, from 2008 to 2009 primarily due to lower railcar deliveries and an $11.6 million obligation of guaranteed minimum earnings under a certain contract. The decrease was somewhat offset by a change in product mix with higher per unit sales prices and higher marine revenues. Manufacturing revenue decreased $73.3 million, or 10.0%, from 2007 to 2008 due to lower railcar deliveries primarily due to the current economic slowdown of the North American market.

Manufacturing margin as a percentage of revenue was 0.8% in 2009 compared to 1.7% in 2008. The decrease was primarily the result of the $11.6 million obligation of guaranteed minimum earnings under a certain contract, higher material costs and scrap surcharge expense, severance expense of $2.4 million and less absorption of overhead due to lower production levels and plant utilization. These were partially offset by improved marine margins as a result of labor efficiencies and a continuous run of similar barge types and a $2.2 million reduction of warranty accruals. Manufacturing margin as a percentage of revenue was 1.7% in 2008 compared to 7.8% in 2007. The decrease was primarily due to rising steel prices and surcharges, loss contingencies of $7.9 million accrued on certain future production, $0.5 million of severance, lower production levels and additional start up costs at our Mexican joint venture facility, partially offset by relief of certain contractual obligations.

Refurbishment & Parts Segment

Refurbishment & Parts revenue was $476.2 million, $527.5 million and $381.7 million for the years ended August 31, 2009, 2008 and 2007. The $51.3 million decrease in revenue from 2008 to 2009 was primarily due to lower wheel and parts volumes, reduced volumes of railcar repair and refurbishment work, a sharp decrease in scrap metal pricing and lower wheelset pricing. The $145.8 million increase in revenue from 2007 to 2008 was primarily due to a full year of revenue from the Meridian Rail acquisition which was completed in November 2006, $51.6 million of additional revenue related to American Allied Railway Equipment Company (AARE) and RBI acquisitions, strong wheelset volumes and higher scrap steel prices.

Refurbishment & Parts margin as a percentage of revenue was 11.7%, 19.2% and 16.8% for 2009, 2008 and 2007. The decrease in fiscal 2009 margins was primarily due to lower net scrap pricing, less favorable mix of repair and refurbishment work and $0.3 million in severance. Higher margins in 2008 were a result of the growth of our wheel business, which includes a full year of Meridian Rail and the acquisition of AARE which occurred early in the third quarter of fiscal 2008, higher margin wheel reconditioning work and the positive impact of higher scrap steel prices. This was partially offset by lower volumes of program work at the repair facilities.

The Greenbrier Companies 2009 Annual Report	27

Leasing & Services Segment

Leasing & Services revenue was $79.5 million, $97.5 million and $103.7 million for the years ended August 31, 2009, 2008 and 2007. The $18.0 million decrease in revenue was primarily the result of a $6.8 million decrease in gains on disposition of assets from the lease fleet, lower lease fleet utilization, downward pressures on lease renewal rates, lower earnings on certain car hire utilization leases and lower maintenance revenues. The $6.2 million decrease in revenue from 2007 to 2008 was primarily the result of a $5.4 million decrease in gains on sale of assets from the lease fleet, lower interim rents on assets held for sale and decreased interest income from lower cash balances. The decline was partially offset by higher car hire revenue from additions to the lease fleet and increased maintenance revenue.

During 2009, we realized $1.2 million in pre-tax earnings on the disposition of leased equipment compared to $8.0 million in 2008 and $13.4 million in 2007. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.

Leasing & Services margin as a percentage of revenue was 42.2% in 2009 compared to 51.0% in 2008 and 55.8% in 2007. The decrease in 2009 was primarily the result of decreases in gains on disposition of assets from the fleet, which have no associated cost of revenue, lower lease fleet utilization, downward pressure on lease renewal rates and lower earnings on certain car hire utilization leases. The decrease from 2007 to 2008 was primarily a result of declines in gains on disposition of assets from the lease fleet, interest income and interim rents on assets held for sale, all of which have no associated cost of revenue.

The percent of owned units on lease as of August 31, 2009 was 88.3% compared to 95.2% at August 31, 2008.

Other costs

Selling and administrative expense was $65.7 million, $85.1 million and $83.4 million for the years ended August 31, 2009, 2008 and 2007. The $19.4 million decrease from 2008 to 2009 is primarily due to lower employee related costs, continued cost reduction efforts in the current economic environment and reversal of $2.3 million of certain accruals. The decrease was partially offset by severance costs of $1.3 million related to reductions in work force. The $1.7 million increase from 2007 to 2008 is primarily due to increased employee costs including severance of $1.5 million related to reductions in work force, integration costs of recent acquisitions and costs associated with our Mexican joint venture facility that commenced production in May 2007, partially offset by the closure of our Canadian facility.

Interest and foreign exchange expense was $42.1 million, $40.8 million and $39.9 million for the years ended August 31, 2009, 2008 and 2007. The $1.3 million increase from 2008 to 2009 is due to $1.1 million in warrant amortization expense, $0.9 million acceleration of loan fee amortization associated with the reduction in size of the North American credit facility, $0.4 million to break interest rate swaps associated with the voluntary prepayment of approximately $6.1 million of certain long term debt and $1.8 million increase in foreign exchange losses. These were partially offset by favorable interest rates on our variable rate debt and lower debt levels. The warrants, issued in conjunction with the $75.0 million secured term loan, were valued at $13.4 million and will be amortized through June 2012. The annual amortization is expected to be $4.5 million for the year ending August 31, 2010, $4.5 million for the year ending August 31, 2011 and $3.3 million for the year ending August 31, 2012. 2009 results include foreign exchange losses of $4.0 million compared to foreign exchange losses of $2.2 million in 2008 principally due to foreign currency exchange fluctuations. The $0.9 million increase from 2007 to 2008 was primarily due to foreign exchange fluctuations.

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

28	The Greenbrier Companies 2009 Annual Report

Special charges of $21.9 million were recorded during 2007 associated with the impairment and subsequent closure of TrentonWorks. These charges consist of $14.2 million of impairment of property, plant and equipment, $2.1 million of inventory impairment, $1.1 million impairment of goodwill and other, $3.9 million of severance costs and $0.6 million of professional and other fees.

Income Tax

Our effective tax rate was 21.9%, 54.5% and 39.9% for the years ended August 31, 2009, 2008 and 2007. The lower tax rate in 2009 was primarily the result of a goodwill impairment charge for which a tax benefit was recorded at 8%, as a portion of the impairment charge was not deductible for tax purposes. In addition, 2009 included a reversal of $1.4 million of liabilities for uncertain tax positions for which we are no longer subject to examination by the tax authorities, a tax benefit of $2.5 million related to the deemed liquidation of our German operation for U.S. tax purposes and a tax benefit of $4.3 million related to the reversal of a deferred tax liability associated with a foreign subsidiary. Tax expense for 2008 included a $3.9 million charge associated with deferred tax assets and operating losses without tax benefit incurred by our Canadian subsidiary during its closure process. 2008 included a $1.3 million increase in valuation allowances related to net operating losses generated in Poland and Mexico. In addition, a $1.9 million tax benefit resulted from reversing income tax reserves associated with certain tax positions taken in prior years. Tax expense for 2007 included an $8.2 million tax benefit associated with the write-off of our investment in our Canadian subsidiary for tax purposes and no tax benefit associated with special charges related to the Canadian plant closure costs and losses incurred by the Canadian facility. 2007 also included tax benefits of approximately $1.0 million for Mexican asset based tax credits and amended state income tax provisions.

The fluctuations in the effective tax rate are also due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating losses for certain operations with no related accrual of tax benefit.

Minority Interest

The minority interest of $1.5 million, $3.2 million and $1.5 million for the years ended August 31, 2009, 2008 and 2007 represents our joint venture partner’s share in the losses of our Mexican railcar manufacturing joint venture that began production in 2007.

Liquidity and Capital Resources

We have been financed through cash generated from operations and borrowings. At August 31, 2009 cash was $76.2 million, an increase of $70.2 million from $6.0 million at the prior year end. Cash increases were primarily from decreased levels of operation which lead to lower working capital needs, additional focus on working capital management, proceeds from sales of equipment and $75.0 million in secured term loans, of which a portion of the proceeds were used to pay off certain notes payable and revolving notes.

Cash provided by operating activities for the years ended August 31, 2009, 2008 and 2007 was $120.5 million, $32.1 million and $46.3 million. The change was primarily due to lower working capital needs as a result of decreased levels of operation.

Cash used in investing activities for the year ended August 31, 2009 was $23.0 million compared to $152.2 million in 2008 and $286.6 million in 2007. 2009 cash utilization was primarily due to capital expenditures during the year. Cash utilization in 2008 was primarily due to the acquisitions of AARE and RBI and capital expenditures for the year. Increased cash utilization for 2007 was primarily due to the acquisitions of Meridian Rail Holdings Corp. (Meridian) and Rail Car America (RCA).

Capital expenditures totaled $38.8 million, $77.6 million and $137.3 million for the years ended August 31, 2009, 2008 and 2007. Of these capital expenditures, approximately $23.1 million, $45.9 million and $111.9 million for the years ended August 31, 2009, 2008 and 2007 were attributable to Leasing & Services operations. Our capital expenditures have decreased based on current market conditions and fleet management objectives. We regularly sell assets from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures. Proceeds from the sale of equipment were approximately $15.6 million, $14.6 million and

The Greenbrier Companies 2009 Annual Report	29

$119.7 million for the years ended August 31, 2009, 2008 and 2007. Leasing & Services capital expenditures for 2010, net of proceeds from sales of equipment, are expected to be minimal.

Approximately $9.1 million, $24.1 million and $20.4 million of capital expenditures for the years ended August 31, 2009, 2008 and 2007 were attributable to Manufacturing operations. Capital expenditures for Manufacturing are expected to be approximately $7.0 million in 2010 and primarily relate to maintenance of existing equipment and ERP implementation.

Refurbishment & Parts capital expenditures for the years ended August 31, 2009, 2008 and 2007 were $6.6 million, $7.6 million and $5.0 million and are expected to be approximately $17.0 million in 2010 for maintenance of existing facilities, ERP implementation and some expansion.

Cash used in financing activities was $24.5 million for the year ended August 31 2009, compared to cash provided by financing activities of $103.5 million in 2008 and $115.8 million in 2007. During 2009, we repaid $81.3 million in net revolving credit lines and $16.4 million in term debt and paid dividends of $2.0 million. We received $69.8 million in net proceeds from term loan borrowings. During 2008, we received $49.6 million in net proceeds from term loan borrowings and $55.5 million in net proceeds under revolving credit lines. In 2008, we repaid $6.9 million in term debt and paid dividends of $5.3 million.

All amounts originating in foreign currency have been translated at the August 31, 2009 exchange rate for the following discussion. As of August 31, 2009 senior secured revolving credit facilities, consisting of two components, aggregated $125.3 million. As of August 31, 2009 a $100.0 million revolving line of credit was available to provide working capital and interim financing of equipment, principally for the United States and Mexican operations. Advances under this revolving credit facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. In addition, current lines of credit totaling $25.3 million, with various variable rates, are available for working capital needs of the European manufacturing operation. Currently these European credit facilities have maturities that range from April 2010 through June 2010. We regularly seek European credit facility renewals and expect the available credit facilities to be approximately $23.0 million through June 30, 2010.

As of August 31, 2009 outstanding borrowings under our facilities consists of $4.0 million in letters of credit outstanding under the North American credit facility and $16.0 million in revolving notes outstanding under the European credit facilities.

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

On June 10, 2009, we received a $75.0 million secured term loan from affiliates of WL Ross & Co. LLC (WL Ross) maturing in June 2012. The loan contains no financial ratio covenants and has a variable interest rate of LIBOR plus 3.5%. In connection with the loan we issued warrants to purchase 3.378 million shares of our common stock at $6 per share. The warrants have a five-year term.

Concurrent with the WL Ross loan, we amended our North American revolving credit facility and reduced the size of the facility from $290.0 million to $100.0 million. The amendment provides for more accommodative financial covenants effective as of May 31, 2009 and increased the interest rate to LIBOR plus 4.5%. The maturity of the facility remains unchanged at November 2011. As part of the amendment, goodwill impairment charges are excluded from the financial covenant ratio calculations.

Available borrowings under our credit facilities are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and interest

30	The Greenbrier Companies 2009 Annual Report

coverage ratios which, as of August 31, 2009 would allow for maximum additional borrowing of $106.9 million. The Company has an aggregate of $105.3 million available to draw down under the committed credit facilities as of August 31, 2009. This amount consists of $96.0 million available on the North American credit facility and $9.3 million on the European credit facilities.

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

Currently we are seeking a third party line of credit to support our Mexican joint venture due in part to current limitations in our existing loan covenants. In the interim, Greenbrier is financing the working capital needs of the joint venture through a $27.0 million secured, interest bearing loan. Subsequent to year end, our Mexican joint venture obtained a $1.8 million term loan, secured by certain of the joint venture’s property, plant and equipment.

In accordance with customary business practices in Europe, we have $13.3 million in bank and third party performance, advance payment and warranty guarantee facilities, all of which have been utilized as of August 31, 2009. To date no amounts have been drawn under these performance, advance payment and warranty guarantees.

Quarterly dividends were suspended as of the third quarter 2009. A quarterly dividend of $.04 per share was declared during the second quarter of 2009. Quarterly dividends of $.08 per share were declared each quarter from the fourth quarter of 2005 through the first quarter of 2009.

We have advanced $0.5 million in long-term advances to an unconsolidated subsidiary which are secured by accounts receivable and inventory. As of August 31, 2009, this same unconsolidated subsidiary had $2.7 million in third party debt for which we have guaranteed 33% or approximately $0.9 million. The facility has been idled and expects to restart production when demand returns. We, along with our partners, have made an additional investment during the first quarter of 2010, our share of which was $0.5 million. Additional investments may be required later in the year.

We expect existing funds and cash generated from operations, together with proceeds from financing activities including borrowings under existing credit facilities and long-term financing, to be sufficient to fund dividends, working capital needs, planned capital expenditures and expected debt repayments for the foreseeable future.

The following table shows our estimated future contractual cash obligations as of August 31, 2009:

	Years Ending August 31,
(In thousands)	Total	2010	2011	2012	2013	2014	Thereafter
Notes payable	$554,473	$5,688	$4,173	$79,176	$4,061	$84,475	$376,900
Interest	183,673	28,746	28,488	28,386	25,397	24,167	48,489
Revolving notes	16,041	16,041	–	–	–	–	–
Purchase commitments	126,775	20,745	20,745	20,745	16,135	16,135	32,270
Operating leases	24,710	7,722	6,283	3,733	2,250	1,506	3,216
Railcar leases	19,560	8,999	6,395	3,421	377	174	194
Other	1,601	423	441	347	297	93	–

	$926,833	$88,364	$66,525	$135,808	$48,517	$126,550	$461,069

Due to uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at August 31, 2009, we are unable to estimate the period of cash settlement with the respective taxing authority.

The Greenbrier Companies 2009 Annual Report	31

Therefore, approximately $3.0 million in uncertain tax positions have been excluded from the contractual table above. See Note 23 to the Consolidated Financial Statements for a discussion on income taxes.

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

32	The Greenbrier Companies 2009 Annual Report

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

Loss contingencies - On certain railcar contracts the total cost to produce the railcar may exceed the actual fixed or determinable contractual sale price of the railcar. When the anticipated loss on production of railcars in backlog is both probable and estimable the Company will accrue a loss contingency. These estimates are based on the best information available at the time of the accrual and may be adjusted at a later date to reflect actual costs.

New Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The Greenbrier Companies 2009 Annual Report	33

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have operations in Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At August 31, 2009, $40.4 million of forecast sales in Europe were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results. We believe the exposure to foreign exchange risk is not material.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At August 31, 2009, net assets of foreign subsidiaries aggregated $25.4 million and a 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of $2.5 million, 1.2% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $47.0 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At August 31, 2009, 67% of our debt has fixed rates and 33% has variable rates. At August 31, 2009, a uniform 10% increase in interest rates would result in approximately $0.5 million of additional annual interest expense.

34	The Greenbrier Companies 2009 Annual Report

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

YEARS ENDED AUGUST 31,
(In thousands)	2009	2008
Assets
Cash and cash equivalents	$76,187	$5,957
Restricted cash	1,083	1,231
Accounts receivable	113,371	181,857
Inventories	142,824	252,048
Assets held for sale	31,711	52,363
Equipment on operating leases	313,183	319,321
Investment in direct finance leases	7,990	8,468
Property, plant and equipment	127,974	136,506
Goodwill	137,066	200,148
Intangibles and other assets	96,902	99,061

	$1,048,291	$1,256,960

Liabilities and Stockholders’ Equity
Revolving notes	$16,041	$105,808
Accounts payable and accrued liabilities	170,889	274,322
Losses in excess of investment in de-consolidated subsidiary	15,313	15,313
Deferred income taxes	62,530	74,329
Deferred revenue	19,250	22,035
Notes payable	542,180	496,008

Minority interest	8,724	8,618
Commitments and contingencies (Notes 26 & 27)

Stockholders’ equity:
Preferred stock - without par value; 25,000 shares authorized; none outstanding	–	–
Common stock - without par value; 50,000 shares authorized; 17,094 and 16,606 outstanding at August 31, 2009 and 2008	17	17
Additional paid-in capital	99,645	82,262
Retained earnings	123,492	179,553
Accumulated other comprehensive loss	(9,790)	(1,305)

	213,364	260,527

	$1,048,291	$1,256,960

The accompanying notes are an integral part of these financial statements.

The Greenbrier Companies 2009 Annual Report	35

Consolidated Statements of Operations

YEARS ENDED AUGUST 31,
(In thousands, except per share amounts)	2009	2008	2007
Revenue
Manufacturing	$462,496	$665,093	$738,424
Refurbishment & Parts	476,164	527,466	381,670
Leasing & Services	79,465	97,520	103,734

	1,018,125	1,290,079	1,223,828
Cost of revenue
Manufacturing	458,733	653,879	680,908
Refurbishment & Parts	420,294	426,183	317,669
Leasing & Services	45,991	47,774	45,818

	925,018	1,127,836	1,044,395
Margin	93,107	162,243	179,433
Other costs
Selling and administrative	65,743	85,133	83,414
Interest and foreign exchange	42,081	40,770	39,915
Special charges	55,667	2,302	21,899

	163,491	128,205	145,228
Earnings (loss) before income tax, minority interest and equity in unconsolidated subsidiary	(70,384)	34,038	34,205
Income tax benefit (expense)	15,417	(18,550)	(13,657)

Earnings (loss) before minority interest and equity in unconsolidated subsidiary	(54,967)	15,488	20,548
Minority interest	1,472	3,182	1,504
Equity in earnings (loss) of unconsolidated subsidiary	(565)	872	(42)

Net earnings (loss)	$(54,060)	$19,542	$22,010

Basic earnings (loss) per common share:	$(3.21)	$1.19	$1.37

Diluted earnings (loss) per common share:	$(3.21)	$1.19	$1.37

Weighted average common shares:
Basic	16,815	16,395	16,056
Diluted	16,815	16,417	16,094
The accompanying notes are an integral part of these financial statements.

36	The Greenbrier Companies 2009 Annual Report

Consolidated Statements of Stockholders’ Equity
and Comprehensive Income (Loss)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
(In thousands, except for per share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance September 1, 2006	15,954	$16	$71,124	$148,542	$(401)	$219,281
Net earnings	–	–	–	22,010	–	22,010
Translation adjustment (net of tax effect)	–	–	–	–	771	771
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	–	–	–	–	(521)	(521)
Unrealized gain on derivative financial instruments (net of tax effect)	–	–	–	–	301	301

Comprehensive income						22,561
Adjustment to apply SFAS 158 (net of tax effect)	–	–	–	–	(316)	(316)
Cash dividends ($0.32 per share)	–	–	–	(5,144)	–	(5,144)
Restricted stock awards	182	–	4,009	–	–	4,009
Unamortized restricted stock	–	–	(4,009)	–	–	(4,009)
Restricted stock amortization	–	–	3,285	–	–	3,285
Stock options exercised	33	–	204	–	–	204
Excess tax benefit of stock options exercised	–	–	3,719	–	–	3,719

Balance August 31, 2007	16,169	16	78,332	165,408	(166)	243,590
Net earnings	–	–	–	19,542	–	19,542
Translation adjustment (net of tax effect)	–	–	–	–	4,852	4,852
Pension plan adjustment	–	–	–	–	(6,873)	(6,873)
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	–	–	–	–	(94)	(94)
Unrealized gain on derivative financial instruments (net of tax effect)	–	–	–	–	905	905

Comprehensive income						18,332
Adjustment to apply SFAS 158 (net of tax effect)	–	–			71	71
Cash dividends ($0.32 per share)	–	–	–	(5,261)	–	(5,261)
FIN 48 adjustment				(136)		(136)
Restricted stock awards (net of cancellations)	432	1	9,473	–	–	9,474
Unamortized restricted stock	–	–	(9,442)	–	–	(9,442)
Restricted stock amortization	–	–	3,932	–	–	3,932
Stock options exercised	5	–	43	–	–	43
Excess tax expense of stock options exercised	–	–	(76)	–	–	(76)

Balance August 31, 2008	16,606	17	82,262	179,553	(1,305)	260,527
Net loss	–	–	–	(54,060)	–	(54,060)
Translation adjustment (net of tax effect)	–	–	–	–	(5,527)	(5,527)
Reclassification of derivative financial instruments recognized in net loss (net of tax effect)	–	–	–	–	(612)	(612)
Unrealized loss on derivative financial instruments (net of tax effect)	–	–	–	–	(2,465)	(2,465)

Comprehensive loss						(62,664)
Adjustment to apply SFAS 158 (net of tax effect)	–	–			119	119
Cash dividends ($0.12 per share)	–	–	–	(2,001)	–	(2,001)
Warrants	–	–	13,410	–	–	13,410
Restricted stock awards (net of cancellations)	485	–	1,252	–	–	1,252
Unamortized restricted stock	–	–	(1,252)	–	–	(1,252)
Restricted stock amortization	–	–	5,062	–	–	5,062
Stock options exercised	3	–	23	–	–	23
Excess tax expense of stock options exercised	–	–	(1,112)	–	–	(1,112)

Balance August 31, 2009	17,094	$17	$99,645	$123,492	$(9,790)	$213,364

The accompanying notes are an integral part of these financial statements.

The Greenbrier Companies 2009 Annual Report	37

Consolidated Statements of Cash Flows
YEARS ENDED AUGUST 31,

(In thousands)	2009	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$(54,060)	$19,542	$22,010
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Deferred income taxes	(11,799)	12,919	10,643
Depreciation and amortization	37,669	35,086	32,826
Gain on sales of equipment	(1,167)	(8,010)	(13,400)
Special charges	55,667	2,302	21,899
Minority interest	(1,294)	(3,128)	(1,604)
Discount accretion	1,117	–	–
Other	3,405	336	205
Decrease (increase) in assets excluding acquisitions:
Accounts receivable	58,521	(7,621)	(17,883)
Inventories	98,751	(29,692)	14,260
Assets held for sale	21,841	(10,621)	4,378
Other	1,157	(2,700)	(411)
Increase (decrease) in liabilities excluding acquisitions:
Accounts payable and accrued liabilities	(86,514)	21,801	(24,600)
Deferred revenue	(2,829)	1,904	(1,996)

Net cash provided by operating activities	120,465	32,118	46,327

Cash flows from investing activities:
Principal payments received under direct finance leases	429	375	511
Proceeds from sales of equipment	15,555	14,598	119,695
Investment in and net advances to unconsolidated subsidiaries	–	858	(849)
Acquisitions, net of cash acquired	–	(91,166)	(268,184)
De-consolidation of subsidiary	–	(1,217)	–
Decrease (increase) in restricted cash	(109)	2,046	(454)
Capital expenditures	(38,847)	(77,644)	(137,294)

Net cash used in investing activities	(22,972)	(152,150)	(286,575)

Cash flows from financing activities:
Changes in revolving notes	(81,251)	55,514	15,007
Net proceeds from issuance of notes payable	69,768	49,613	99,441
Repayments of notes payable	(16,436)	(6,919)	(5,388)
Repayment of subordinated debt	–	–	(2,091)
Investment by joint venture partner	1,400	6,600	6,750
Dividends paid	(2,001)	(5,261)	(5,144)
Stock options and restricted stock awards exercised	5,085	4,007	3,489
Excess tax benefit (expense) of stock options exercised	(1,112)	(76)	3,719

Net cash provided by (used in) financing activities	(24,547)	103,478	115,783

Effect of exchange rate changes	(2,716)	1,703	2,379
Increase (decrease) in cash and cash equivalents	70,230	(14,851)	(122,086)
Cash and cash equivalents
Beginning of period	5,957	20,808	142,894

End of period	$76,187	$5,957	$20,808

Cash paid during the period for:

Interest	$31,967	$35,274	$33,714
Income taxes	$2,192	$3,620	$2,985
Non-cash activity
Transfer of railcars held for sale to equipment on operating leases	$4,830	$6,441	$–
Adjustment to tax reserve	7,415	–	–
Warrant valuation	13,410	–	–
Supplemental disclosure of non-cash activity:
Assumption of acquisition capital lease obligation	$–	$498	$229
Seller receivable netted against acquisition note	–	503	–
De-consolidation of subsidiary (see note 5)	–	15,313	–
Supplemental disclosure of subsidiary acquired
Assets acquired	$–	$(96,782)	$(330,459)
Liabilities assumed	–	5,616	56,144
Acquisition note payable	–	–	3,000
Cash acquired	–	–	3,131

Acquisitions, net of cash acquired	$–	$(91,166)	$(268,184)

The accompanying notes are an integral part of these financial statements.

38	The Greenbrier Companies 2009 Annual Report

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations

The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) currently operate in three primary business segments: Manufacturing, Refurbishment & Parts and Leasing & Services. The three business segments are operationally integrated. With operations in the United States, Mexico and Poland, the Manufacturing segment produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. The Refurbishment & Parts segment performs railcar repair, refurbishment and maintenance activities in the United States and Mexico as well as wheel and axle servicing and production of a variety of parts for the railroad industry. The Leasing & Services segment owns approximately 9,000 railcars and provides management services for approximately 217,000 railcars for railroads, shippers, carriers and other leasing and transportation companies in North America. Greenbrier also produces railcar castings through an unconsolidated joint venture.

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

Restricted cash - Restricted cash is a pass through account for activity related to car hire auditing and processing for certain third party customers and cash assigned as collateral for European performance guarantees.

Accounts receivable - Accounts receivable are stated net of allowance for doubtful accounts of $5.6 million as of August 31, 2009 and 2008.

Inventories - Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead.

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

The Greenbrier Companies 2009 Annual Report	39

Property, plant and equipment - Property, plant and equipment is stated at cost. Depreciation is provided on the straight-line method over estimated useful lives which are as follows:

Depreciable Life

Buildings and improvements	10-25 years
Machinery and equipment	3-15 years
Other	3-7 years

Goodwill - Goodwill is recorded when the purchase price of an acquisition exceeds the fair market value of the assets acquired. Goodwill is not amortized and is tested for impairment at least annually and more frequently if material changes in events or circumstances arise. This testing compares carrying values to fair values and if the carrying value of these assets is in excess of fair value, the carrying value is reduced to fair value. The Company performs a goodwill impairment test annually during the third quarter

Intangible and other assets - Intangible assets are recorded when a portion of the purchase price of an acquisition is allocated to assets such as customer contracts and relationships, trade names, certifications and backlog. Intangible assets with finite lives are amortized using the straight line method over their estimated useful lives and include the following: proprietary technology, 10 years; trade names, 5 years; patents, 11 years; and long-term customer agreements, 5 to 20 years. Other assets include loan fees and debt acquisition costs which are capitalized and amortized as interest expense over the life of the related borrowings.

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

Contingent rental assistance - The Company has entered into contingent rental assistance agreements on certain railcars, subject to leases, that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods of up to five years. A liability is established when management believes that it is probable that a rental shortfall will occur and the amount can be estimated. All existing rental assistance agreements were entered into prior to December 31, 2002. Any future contracts would use the guidance required by Financial Accounting Standards Board (FASB) Interpretation (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.

Income taxes - The liability method is used to account for income taxes. Deferred income taxes are provided for the temporary effects of differences between assets and liabilities recognized for financial statement and income tax reporting purposes. Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized. As a result of the implementation of FIN 48, Accounting for Uncertainties in Income Tax — an Interpretation of FASB Statement No. 109, we recognize liabilities for uncertain tax positions based on whether evidence indicates that it is more likely than not that the position will be sustained on audit. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible

40	The Greenbrier Companies 2009 Annual Report

outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision.

Minority interest - In October 2006, the Company formed a joint venture with Grupo Industrial Monclova, S.A. (GIMSA) to manufacture new railroad freight cars for the North American marketplace at GIMSA’s existing manufacturing facility located in Frontera, Mexico. Each party owns a 50% interest in the joint venture. Production began late in the Company’s third quarter of 2007. The financial results of this operation are consolidated for financial reporting purposes as the Company maintains a controlling interest as evidenced by the right to appoint the majority of the board of directors, control over accounting, financing, marketing and engineering, and approval and design of products. The minority interest reflected in the Company’s consolidated financial statements represents the joint venture partner’s equity in this venture.

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

Railcars are generally manufactured, repaired or refurbished under firm orders from third parties. Revenue is recognized when new or refurbished railcars are completed, accepted by an unaffiliated customer and contractual contingencies removed. Marine revenues are either recognized on the percentage of completion method during the construction period or on the completed contract method based on the terms of the contract. Cash payments received in advance prior to meeting revenue recognition criteria are accounted for in deferred revenue. Direct finance lease revenue is recognized over the lease term in a manner that produces a constant rate of return on the net investment in the lease. Operating lease revenue is recognized as earned under the lease terms. Certain leases are operated under car hire arrangements whereby revenue is earned based on utilization, car hire rates and terms specified in the lease agreement. Car hire revenue is reported from a third party source two months in arrears; however, such revenue is accrued in the month earned based on estimates of use from historical activity and is adjusted to actual as reported. Such adjustments historically have not differed significantly from the estimate.

Research and development - Research and development costs are expensed as incurred. Research and development costs incurred for new product development during the years ended August 31, 2009, 2008 and 2007 were $1.7 million, $2.9 million and $2.4 million.

Forward exchange contracts - Foreign operations give rise to risks from changes in foreign currency exchange rates. Forward exchange contracts with established financial institutions are utilized to hedge a portion of such risk. Realized and unrealized gains and losses are deferred in other comprehensive income (loss) and recognized in earnings concurrent with the hedged transaction or when the occurrence of the hedged transaction is no longer considered probable. Ineffectiveness is measured and any gain or loss is recognized in foreign exchange gain or loss. Even though forward exchange contracts are entered into to mitigate the impact of currency fluctuations, certain exposure remains, which may affect operating results. In addition, there is risk for counterparty non-performance.

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

Stock-based compensation - All stock options were vested prior to September 1, 2005 and accordingly no compensation expense was recognized for stock options for the years ended August 31, 2009, 2008 and 2007. The value, at the date of grant, of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period of two to five years. Compensation expense recognized related to restricted stock grants for the years ended August 31, 2009, 2008 and 2007 was $5.1 million, $3.9 million and $3.1 million.

The Greenbrier Companies 2009 Annual Report	41

Subsequent events - Management has evaluated subsequent events as of November 12, 2009, the date the financial statements were issued, and has determined there are no subsequent events to be reported.

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

Initial Adoption of Accounting Policies - In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which permits entities to choose to measure many financial assets and financial liabilities at fair value rather than historical value. Unrealized gains and losses on items for which the fair value option is elected are reported in earnings. This statement was effective for the Company beginning September 1, 2008 and the Company has not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by generally accepted accounting principles.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133. This statement changes the presentation of the disclosure of the Company’s derivative and hedging activity and was effective for the Company beginning September 1, 2008.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement was effective for the Company beginning with the quarter ended August 31, 2009.

Prospective Accounting Changes - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company for the fiscal year beginning September 1, 2008. The adoption did not have an effect on the Company. In January 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 to defer SFAS No. 157’s effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FSP provides examples to illustrate key considerations in determining fair value of a financial asset when the market for that financial asset is not active. This position provides additional fair value disclosure and was effective for the Company beginning September 1, 2009.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement establishes reporting standards for non-controlling interests in subsidiaries. This statement changes the presentation of noncontrolling interests in subsidiaries in the financial statements for the Company beginning September 1, 2009.

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

42	The Greenbrier Companies 2009 Annual Report

discount is expected to be amortized using the effective interest rate method through May 2013 and the amortization expense will be included in Interest and foreign exchange on the Consolidated Statements of Operations. The pre-tax amortization is expected to be approximately $4.1 million in the year ending August 31, 2010, $4.5 million in the year ending August 31, 2011, $4.8 million in the year ending August 31, 2012 and $3.6 million in the year ending August 31, 2013.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement retains the scope of Interpretation 46(R) with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in SFAS No. 166, Accounting for Transfers of Financial Assets. This statement is effective for the Company as of September 1, 2010. Management believes this statement will not have an impact on its Consolidated Financial Statements. The Company will continue to evaluate the impact of this statement, if any, as the effective date approaches.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. The FASB Accounting Standards Codificationtm (Codification) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities and Exchange Commission (SEC) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. All references to GAAP in the Consolidated Financial Statements will use the new Codification numbering system and is effective for the Company beginning with the quarter ending November 30, 2009. The Codification does not change or alter existing GAAP therefore it will have no impact on the Company’s Consolidated Financial Statements.

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

The fair value of the net assets acquired from RBI was as follows:

(In thousands)
Accounts receivable	$479
Inventories	2,963
Property, plant and equipment	1,644
Intangibles and other	1,178
Goodwill	1,742

Total assets acquired	8,006

Accounts payable and accrued liabilities	165

Total liabilities assumed	165

Net assets acquired	$7,841

The Greenbrier Companies 2009 Annual Report	43

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

On January 31, 2009, the wheel facility in Washington, Illinois was extensively damaged by fire. Substantially all the work scheduled to be completed at this facility has been shifted to other wheel facilities in the Refurbishment & Parts network, with no significant disruptions in service to the Company’s customers, and the facility has been closed. The Company believes it is adequately covered by insurance for this loss.

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

The unaudited pro forma financial information presented below has been prepared to illustrate Greenbrier’s consolidated results had the acquisition of AARE occurred at the beginning of each period presented:

	Years Ended August 31,
(In thousands, except per share amounts)	2008	2007
Revenue	$1,341,839	$1,320,720
Net earnings	$21,305	$28,899
Basic earnings per share	$1.30	$1.80
Diluted earnings per share	$1.30	$1.80

The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the fiscal year, and may not be indicative of the results of future operations of the Company.

Note 4 - Special Charges

In May 2009, the Company recorded special charges of $55.7 million associated with the impairment of goodwill. These charges consist of $1.3 million in the Manufacturing segment, $3.1 million in the Leasing & Services segment and $51.3 million in the Refurbishment & Parts segment.

In April 2007, the Company’s board of directors approved the permanent closure of the Company’s Canadian railcar manufacturing facility, TrentonWorks Ltd. (TrentonWorks). As a result of the facility closure decision, special charges of $2.3 million were recorded during 2008 consisting of severance costs and professional and other expenses.

44	The Greenbrier Companies 2009 Annual Report

Special charges of $21.9 million were recorded during 2007 associated with the impairment and subsequent closure of TrentonWorks. These charges consist of $14.2 million of impairment of property, plant and equipment, $2.1 million of inventory impairment, $1.1 million impairment of goodwill and other, $3.9 million of severance costs and $0.6 million of professional and other fees.

Note 5 - De-consolidation of Subsidiary

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

The following is the TrentonWorks condensed balance sheet as of March 13, 2008:

March 13,
(In thousands, unaudited)	2008
Assets
Cash and cash equivalents	$1,217
Accounts receivable	694
Property, plant and equipment	3,256
Intangibles and other assets	162

$5,329

Liabilities and Stockholders’ Deficit
Accounts payable and accrued liabilities	11,755
Notes payable	8,887
Stockholders’ deficit	(15,313)

$5,329

Note 6 - Inventories

	Years Ended August 31,
(In thousands)	2009	2008
Manufacturing supplies and raw materials	$113,935	$150,505
Work-in-process	33,771	106,542
Lower cost or market adjustment	(4,882)	(4,999)

	$142,824	$252,048

The Greenbrier Companies 2009 Annual Report	45

	Years Ended August 31,
(In thousands)	2009	2008	2007
Lower of cost or market adjustment
Balance at beginning of period	$4,999	$3,807	$5,035
Charge to cost of revenue	2,340	4,567	5,092
Disposition of inventory	(1,896)	(3,636)	(6,667)
Currency translation effect	(561)	261	347

Balance at end of period	$4,882	$4,999	$3,807

Note 7 - Assets Held for Sale

	Years Ended August 31,
(In thousands)	2009	2008
Railcars held for sale	$13,625	$23,559
Railcars in transit to customer	192	6,787
Finished goods – parts	17,894	22,017

	$31,711	$52,363

Note 8 - Investment in Direct Finance Leases

	Years Ended August 31,
(In thousands)	2009	2008
Future minimum receipts on lease contracts	$13,913	$15,966
Maintenance, insurance, and taxes	(319)	(1,201)

Net minimum lease receipts	13,594	14,765
Estimated residual values	1,399	1,461
Unearned finance charges	(7,003)	(7,758)

	$7,990	$8,468

Future minimum receipts on the direct finance lease contracts are as follows:

(In thousands)
Year ending August 31,
2010	$2,044
2011	2,043
2012	2,043
2013	1,708
2014	1,597
Thereafter	4,478

$13,913

46	The Greenbrier Companies 2009 Annual Report

Note 9 - Equipment on Operating Leases

Equipment on operating leases is reported net of accumulated depreciation of $79.8 million and $68.8 million as of August 31, 2009 and 2008. In addition, certain railcar equipment leased-in by the Company (see Note 26) is subleased to customers under non-cancelable operating leases. Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases are as follows:

(In thousands)
Year ending August 31,
2010	$27,478
2011	22,483
2012	15,682
2013	8,867
2014	7,752
Thereafter	19,477

$101,739

Certain equipment is also operated under daily, monthly or car hire arrangements. Associated revenue amounted to $22.8 million, $28.4 million and $25.9 million for the years ended August 31, 2009, 2008 and 2007.

Note 10 -	Property, Plant and Equipment

	Years Ended August 31,
(In thousands)	2009	2008
Land and improvements	$20,324	$21,323
Machinery and equipment	163,444	157,567
Buildings and improvements	76,970	71,029
Other	23,927	37,197

	284,665	287,116
Accumulated depreciation	(156,691)	(150,610)

	$127,974	$136,506

Note 11 - Goodwill

Changes in the carrying value of goodwill for the year ended August 31, 2009 are as follows:

		Refurbishment &	Leasing
(In thousands)	Manufacturing	Parts	& Services	Total
Balance beginning of period	$1,287	$195,790	$3,071	$200,148
Goodwill impairment	(1,287)	(51,309)	(3,071)	(55,667)
Reserve reversal	–	(7,415)	–	(7,415)

Balance August 31, 2009	$–	$137,066	$–	$137,066

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

The Greenbrier Companies 2009 Annual Report	47

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

Note 12 - Intangibles and other assets

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible assets balance:

	Years Ended August 31,
(In thousands)	2009	2008
Intangible assets subject to amortization:
Customer relationships	$66,825	$66,825
Accumulated amortization	(9,549)	(5,395)
Other intangibles	5,187	5,713
Accumulated amortization	(2,289)	(1,737)

	60,174	65,406

Intangible assets not subject to amortization	912	912
Prepaid and other assets	35,816	32,743

	$96,902	$99,061

Intangible assets with finite lives are amortized using the straight line method over their estimated useful lives and include the following: proprietary technology, 10 years; trade names, 5 years; patents, 11 years; and long-term customer agreements and relationships, 5 to 20 years. Amortization expense for the years ended August 31, 2009, 2008 and 2007 was $4.8 million, $3.7 million and $3.3 million. Amortization expense for the years ending August 31, 2010, 2011, 2012, 2013 and 2014 is expected to be $4.8 million, $4.7 million, $4.5 million, $4.4 million and $4.3 million.

Note 13 - Investment in Unconsolidated Subsidiaries

In June 2003, the Company acquired a 33% minority ownership interest in a joint venture which produces castings for freight cars. This joint venture is accounted for under the equity method and the investment is included in other assets on the Consolidated Balance Sheets.

48	The Greenbrier Companies 2009 Annual Report

The facility has been idled and expects to restart production when demand returns. The Company, along with the other partners, has made an additional investment during the first quarter of 2010, the Company’s share of which was $0.5 million. Additional investments may be required later in the year.

Summarized financial data for the castings joint venture is as follows:

	Years Ended August 31,
(In thousands)	2009	2008
Current assets	$2,972	$14,528
Total assets	$16,606	$29,538
Current liabilities	$2,372	$11,967
Equity	$12,029	$14,856

	Years Ended August 31,
(In thousands)	2009	2008	2007
Revenue	$34,108	$86,293	$80,101
Net earnings (loss)	$(2,827)	$4,355	$(217)

Note 14 - Revolving Notes

All amounts originating in foreign currency have been translated at the August 31, 2009 exchange rate for the following discussion. As of August 31, 2009 senior secured revolving credit facilities, consisting of two components, aggregated $125.3 million. As of August 31, 2009 a $100.0 million revolving line of credit was available to provide working capital and interim financing of equipment, principally for the United States and Mexican operations. Advances under this facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. Available borrowing for the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios. In addition, as of August 31, 2009, lines of credit totaling $25.3 million, with various variable rates, were available for working capital needs of the European manufacturing operation. Currently these European credit facilities have maturities that range from April 2010 through June 2010. European credit facility renewals are continually under negotiation and the Company expects the available credit facilities to be approximately $23.0 million through June 30, 2010.

As of August 31, 2009 outstanding borrowings under our facilities consists of $4.0 million in letters of credit outstanding under the North American credit facility and $16.0 million in revolving notes outstanding under the European credit facilities.

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

The Greenbrier Companies 2009 Annual Report	49

Note 15 - Accounts Payable and Accrued Liabilities

	Years Ended August 31,
(In thousands)	2009	2008
Trade payables	$128,807	$207,173
Accrued payroll and related liabilities	16,332	25,478
Accrued maintenance	16,206	17,067
Accrued warranty	8,184	11,873
Other	1,360	12,731

	$170,889	$274,322

Note 16 - Maintenance and Warranty Accruals

	Years Ended August 31,
(In thousands)	2009	2008	2007
Accrued maintenance
Balance at beginning of period	$17,067	$20,498	$22,985
Charged to cost of revenue	17,005	17,720	18,268
Payments	(17,866)	(21,151)	(20,755)

Balance at end of period	$16,206	$17,067	$20,498

Accrued warranty
Balance at beginning of period	$11,873	$15,911	$14,201
Charged to cost of revenue	32	2,808	2,585
Payments	(3,193)	(5,655)	(3,545)
Currency translation effect	(528)	956	596
De-consolidation effect	–	(2,147)	–
Acquisition	–	–	2,074

Balance at end of period	$8,184	$11,873	$15,911

Note 17 - Notes Payable

	Years Ended August 31,
(In thousands)	2009	2008
Senior unsecured notes	$235,000	$235,000
Convertible senior notes	100,000	100,000
Term loans	219,075	160,476
Other notes payable	398	532

	554,473	496,008
Debt discount net of amortization	(12,293)	–

	$542,180	$496,008

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

50	The Greenbrier Companies 2009 Annual Report

occurrence of specified events into cash and shares, if any, of Greenbrier’s common stock at an initial conversion rate of 20.8125 shares per $1,000 principal amount of the notes (which is equal to an initial conversion price of $48.05 per share). The initial conversion rate is subject to adjustment upon the occurrence of certain events, as defined. On or after May 15, 2013, Greenbrier may redeem all or a portion of the notes at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. On May 15, 2013, May 15, 2016 and May 15, 2021 and in the event of certain fundamental changes, holders may require the Company to repurchase all or a portion of their notes at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. FSP APB 14-1 is effective for the Company beginning September 1, 2009 in respect to the $100.0 million convertible senior notes. See Note 2, in the Notes to Consolidated Financial Statements for the expected impact to the Company’s Consolidated Financial Statements.

On March 30, 2007, the Company issued a $100.0 million senior term note secured by a pool of leased railcars. The note bears a floating interest rate of LIBOR plus 1% with principal of $0.7 million paid quarterly in arrears and a balloon payment of $81.8 million due at the end of the seven-year loan term. On May 9, 2008, the Company issued an additional $50.0 million senior term note secured by a pool of leased railcars. The note bears a floating interest rate of LIBOR plus 1% with principal of $0.3 million paid quarterly in arrears and a balloon payment of $41.2 million due at the end of the seven-year loan term. On June 10, 2009, the Company issued a $75.0 million term loan secured by eligible assets of a subsidiary maturing in June 2012. The loan contains no financial covenants and has a variable interest rate of LIBOR plus 3.5% paid quarterly in arrears and a balloon payment of $75.0 million due at the end of the three-year loan term. In connection with the loan the Company issued warrants to purchase 3.378 million shares of its common stock at $6 per share, both subject to adjustment in certain circumstances. The warrants have a five-year term. The warrants were valued at $13.4 million, and recorded as a debt discount (reducing Notes payable) and Additional paid-in capital (increasing Stockholders’ equity) on the Consolidated Balance Sheet. This debt discount will be amortized and recorded as Interest and foreign exchange in the Statements of Operations over the life of the loan. The amortization of the warrants was $1.1 million for the year ended August 31, 2009 and is expected to be $4.5 million for the year ending August 31, 2010, $4.5 million for the year ending August 31, 2011 and $3.3 million for the year ending August 31, 2012.

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

Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain term loans. At August 31, 2009, such agreements had a notional amount of $47.0 million and mature in March 2014.

Principal payments on the notes payable are as follows:

(In thousands)
Year ending August 31,
2010	$5,688
2011	4,173
2012	79,176
2013	4,061
2014	84,475
Thereafter	376,900

$554,473

The Greenbrier Companies 2009 Annual Report	51

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

At August 31, 2009 exchange rates, forward exchange contracts for the sale of Euro aggregated $39.0 million and for the sale of Pound Sterling aggregated $1.4 million. Adjusting the foreign currency exchange contracts to the fair value of the cash flow hedges at August 31, 2009 resulted in an unrealized pre-tax loss of $0.3 million that was recorded in accumulated other comprehensive loss. The fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets. As the contracts mature at various dates through November 2010, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations.

At August 31, 2009, an interest rate swap agreement had a notional amount of $47.0 million and matures March 2014. The fair value of this cash flow hedge at August 31, 2009 resulted in an unrealized pre-tax loss of $3.6 million. The loss is included in accumulated other comprehensive loss and the fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from accumulated other comprehensive loss and charged or credited to interest expense. At August 31, 2009 interest rates, approximately $1.4 million would be reclassified to interest expense in the next 12 months.

Fair Values of Derivative Instruments

	Year Ended August 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under FAS 133
Foreign forward exchange contracts	Accounts receivable	$1,004	Accounts payable and accrued liabilities	$1,650
Interest rate swap contracts	Other assets	–	Accounts payable and accrued liabilities	3,617

		$1,004		$5,267

Derivatives not designated as hedging instruments under FAS 133
Foreign forward exchange contracts	Accounts receivable	$279	Accounts payable and accrued liabilities	$590

52	The Greenbrier Companies 2009 Annual Report

The Effect of Derivative Instruments on the Statement of Operations

Derivatives in FAS 133 Cash	Location of Gain (Loss) Recognized in	Gain (Loss) Recognized in
Flow Hedging Relationships	Income on Derivative	Income on Derivative
		2009
Foreign forward exchange contracts	Interest and foreign exchange	$(8,243)

					Gain (Loss)
			Gain (Loss)	Location of Gain	Recognized on
			Reclassified	(Loss) in Income	Derivative
	Gain (Loss)	Location of Gain	From	on Derivative	(Ineffective
	Recognized in	(Loss) Reclassified	Accumulated	(Ineffective	Portion and
Derivatives in FAS	OCI on	From	OCI Into	Portion and	Amount
133 Cash Flow	Derivatives	Accumulated	Income	Amount Excluded	Excluded From
Hedging	(Effective	OCI Into	(Effective	From Effectiveness	Effectiveness
Relationships	Portion)	Income	Portion)	Testing)	Testing)
	2009		2009		2009
Foreign forward exchange contracts	$(7,709)	Revenue	$(6,777)	Revenue	$–
Interest rate swap contracts	(3,295)	Interest and foreign exchange	(1,345)	Interest and foreign exchange	–

	$(11,004)		$(8,122)		$–

Note 19 - Stockholders’ Equity

In January 2005, the stockholders approved the 2005 Stock Incentive Plan. The plan provides for the grant of incentive stock options, non-statutory stock options, restricted shares, stock units and stock appreciation rights. The maximum aggregate number of the Company’s common shares available for issuance under the plan is 1,300,000. In January 2009, the stockholders approved an amendment to the 2005 Stock Incentive Plan that increased by 525,000 the maximum number of shares of the Company’s common stock that may be issued under the plan. During the years ended August 31, 2009, 2008 and 2007, the Company awarded restricted stock grants totaling 696,134, 443,387 and 207,592 shares under the 2005 Stock Incentive Plan. During the year ended August 31, 2009, the Company accepted voluntarily cancellation and surrender of performance based stock awards covering 205,250 shares.

The following table summarizes stock option transactions for shares under option and the related weighted average option price:

		Weighted
		Average
		Option
	Shares	Price
Balance at September 1, 2006	69,396	$6.96
Exercised	(32,736)	$6.24

Balance at August 31, 2007	36,660	$7.60
Exercised	(5,000)	$8.69

Balance at August 31, 2008	31,660	$7.42
Exercised	(2,500)	$9.19
Forfeited	(17,000)	$9.19

Balance at August 31, 2009	12,160	$4.59

At August 31, 2009 options outstanding have exercise prices ranging from $4.36 to $6.44 per share, have a remaining average contractual life of 1.11 years and options to purchase 12,160 shares were exercisable. On August 31, 2009, 2008 and 2007, 299,853, 262,837 and 695,224 shares were available for grant.

The Greenbrier Companies 2009 Annual Report	53

The value, at the date of grant, of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period of two to five years. Compensation expense recognized related to restricted stock grants for the years ended August 31, 2009, 2008 and 2007 was $5.1 million, $3.9 million and $3.1 million.

Note 20 - Earnings per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Years Ended August 31,
(In thousands)	2009	2008	2007
Weighted average basic common shares outstanding	16,815	16,395	16,056
Dilutive effect of employee stock options(1)	–	22	38
Dilutive effect of warrants(1)	–	–	–

Weighted average diluted common shares outstanding	16,815	16,417	16,094

(1)	Dilutive effect of common stock equivalents excluded from per share calculation for the year ended August 31, 2009 due to net loss

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants. No options were anti-dilutive the years ended August 31, 2008 and 2007.

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

On June 10, 2009, the Company entered into a transaction with affiliates of WL Ross & Co., LLC (WL Ross) which provides for a $75.0 million secured term loan with the potential to increase the loan to $150.0 million. In connection with the loan, on June 10, 2009, the Company also entered into a warrant agreement pursuant to which the Company issued warrants to WL Ross and its affiliates to purchase 3,377,903 shares of the Company’s Common Stock with an initial exercise price of $6.00 per share. In connection with Victoria McManus’ 3% participation in the WL Ross transaction, WL Ross and its affiliates transferred the right to purchase 101,337 shares of Common Stock under the warrant agreement to Ms. McManus, a director of the Company.

Wilbur L. Ross, Jr., founder, chairman and chief executive officer at WL Ross, and Wendy Teramoto, senior vice president at WL Ross, are directors of the Company.

Note 22 - Employee Benefit Plans

Defined contribution plans are available to substantially all United States employees. Contributions are based on a percentage of employee contributions and amounted to $1.6 million, $1.8 million and $1.6 million for the years ended August 31, 2009, 2008 and 2007.

Defined benefit pension plans were provided for Canadian employees covered by collective bargaining agreements. The plans provided pension benefits based on years of credited service. Contributions to the plan were actuarially

54	The Greenbrier Companies 2009 Annual Report

determined and were intended to fund the net periodic pension cost. Expenses resulting from contributions to the plans were $2.4 million for the year ended August 31, 2007. Due to the permanent closure in April 2007 and eventual bankruptcy of our Canadian facility in March 2008, the plan was terminated.

Nonqualified deferred benefit plans exist for certain employees. Expenses resulting from contributions to the plans were insignificant for the year ended August 31, 2009 and $1.6 million and $1.9 million for the years ended August 31, 2008 and 2007.

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

Note 23 - Income Taxes

Components of income tax expense (benefit) of continuing operations are as follows:

	Years Ended August 31,
(In thousands)	2009	2008	2007
Current
Federal	$(4,555)	$359	$4,025
State	470	860	459
Foreign	532	4,154	(1,986)

	(3,553)	5,373	2,498
Deferred
Federal	(9,675)	12,760	6,970
State	(865)	1,517	825
Foreign	723	7,345	(6,214)

	(9,817)	21,622	1,581

Change in valuation allowance	(2,047)	(8,445)	9,578

	$(15,417)	$18,550	$13,657

The Greenbrier Companies 2009 Annual Report	55

Income tax expense is computed at rates different than statutory rates. The reconciliation between effective and statutory tax rates on continuing operations is as follows:

	Years Ended August 31,
(In thousands)	2009	2008	2007
Federal statutory rate	35.0%	35.0%	34.0%
State income taxes, net of federal benefit	3.5	6.7	7.7
Impact of foreign operations	0.4	1.3	(6.8)
U.S. tax benefit utilized upon write-off of investment in Canadian subsidiary	–	–	(24.1)
Change in valuation allowance related to deferred tax asset	2.9	(24.8)	28.0
Reversal of Canadian subsidiary’s deferred tax asset	–	28.4	–
Loss of benefit from the closing of TrentonWorks	–	11.6	–
Reversal of FIN 48 reserve	1.9	–	–
Reversal of net deferred tax liability on the basis difference in a foreign subsidiary	2.6	–	–
Non-deductible goodwill write-off	(24.4)	–	–
Other	–	(3.7)	1.1

	21.9%	54.5%	39.9%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	Years Ended August 31,
(In thousands)	2009	2008
Deferred tax assets:
Basis in controlled foreign corporation	$–	$(2,518)
Deferred participation	–	(2,499)
Maintenance and warranty accruals	(7,337)	(8,353)
Accrued payroll and related liabilities	(5,829)	(4,306)
Deferred revenue	(9,676)	(3,680)
Inventories and other	(6,102)	(9,183)
SFAS 133 and translation adjustment	(257)	–
Investment and asset tax credits	(671)	(531)
Net operating loss	(15,888)	(4,070)

	(45,760)	(35,140)
Deferred tax liabilities:
Fixed assets	83,002	74,686
SFAS 133 and translation adjustment	–	1,225
Intangibles	9,983	13,056
Other	8,017	11,167

	101,002	100,134

Valuation allowance	7,288	9,335

Net deferred tax liability	$62,530	$74,329

At August 31, 2009, the Company had net operating loss carryforwards of approximately $16.0 million for foreign income tax purposes. The ultimate realization of the deferred tax assets on net operating losses is dependent upon the generation of future taxable income before these carryforwards expire. Net operating losses in Poland expire between 2012 and 2013. Net operating losses in Mexico expire between 2017 and 2019. The Company also generated a net operating loss of approximately $44.0 million for U.S. federal income tax purposes, $12.0 million of which will be carried back to 2007 and 2008. The remaining net operating loss of $32.0 million will be carried

56	The Greenbrier Companies 2009 Annual Report

forward. The timing and manner in which the Company will be able to utilize its net operating loss carryforwards may be limited by Internal Revenue Code Section 382, which imposes limitations on a company’s ability to use its net operating loss carryforwards when there has been greater than 50% change in ownership interest by shareholders owning 5% or more of a company over a period of three years or less. Based on Securities and Exchange Commission filings, the Company is deemed to have an ownership change for purposes of Section 382 as of September 1, 2009. This will result in Section 382 limitations applying to federal net operating loss carryforwards. The Company does not expect that these Section 382 limitations will preclude the Company from utilizing the net operating loss carryforwards prior to their expiration.

As a result of certain realization requirements under SFAS 123R, certain deferred tax assets that arose directly from tax deductions related to equity compensation are excluded from the total deferred tax assets. As of August 31, 2009, the Company had approximately $1.3 million of net operating loss carryforwards that are not included in the total deferred tax assets. If these net operating losses are recognized it is expected that any benefit would be recorded directly to additional paid in capital.

The cumulative net decrease in the valuation allowance for the year ended August 31, 2009 was approximately $2.0 million including a decrease of $2.5 million from a release of a valuation allowance relating to the difference in the basis of an investment in a foreign subsidiary between tax and financial reporting purposes and an increase of $0.5 million relating to asset tax credits that were carried forward from prior years and net operating losses generated in the current year in Mexico. It is more likely than not that these net operating losses and asset tax credits will not be utilized in the future. A reversal of the valuation allowance in the future will be recognized as a reduction of income taxes.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year.

(In thousands)	2009	2008
Unrecognized Tax Benefit – Opening Balance	$12,832	$11,839
Gross increases – tax positions in prior period	533	993
Gross decreases – tax positions in prior period	–	–
Gross increases – tax positions in current period	–	–
Settlements	–	–
Lapse of statute of limitations	(10,406)	–

Unrecognized Tax Benefit — Ending Balance	$2,959	$12,832

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Companies tax returns for 2004 through 2009 are subject to examination by the tax authorities. The Company is no longer subject to U.S. Federal, State, Local or Foreign examinations by tax authorities for years before 2004. Included in the balance of unrecognized tax benefits at August 31, 2009 and 2008 are $2.0 million and $3.3 million, respectively, of tax benefits, which if recognized would affect the effective tax rate.

The Company recorded additional interest expense of $0.3 million and $1.0 million relating to reserves for uncertain tax provisions during the years ended August 31, 2009 and 2008. As of August 31, 2009 and 2008 the Company had accrued $1.0 million and $2.9 million of interest related to uncertain tax positions. The Company has accrued no penalties as of August 31, 2009 and $1.2 million as of August 31, 2008. The Company reversed $10.4 million of reserves and related accrued interest for the items that were no longer subject to examination by the tax authorities. The $10.4 million reversal resulted in an income tax benefit of $1.4 million, a reduction to goodwill of $7.4 million, and a reduction of interest expense of $1.6 million. Interest and penalties related to income taxes are not classified as a component of income tax expense. When unrecognized tax benefits are realized, the benefit related to deductible differences attributable to ordinary operations will be recognized as a reduction of income tax expense. Due to SFAS 141R, the benefit related to the deductible difference attributable to purchase accounting will also be recognized as a reduction of income tax expense and will not go to goodwill. Within the next 12 months the Company expects a decrease of approximately $1.8 million in the reserve for uncertain tax positions related to certain domestic tax positions, with a corresponding reduction in income tax expense of $1.2 million and selling and administrative expense of $0.6 million.

The Greenbrier Companies 2009 Annual Report	57

U.S. income taxes have not been provided for approximately $11.7 million of cumulative undistributed earnings of certain foreign subsidiaries as Greenbrier plans to reinvest these earnings indefinitely in operations outside the U.S. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in foreign subsidiaries.

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

	Years Ended August 31,
(In thousands)	2009	2008	2007
Revenue:
Manufacturing	$470,834	$724,072	$776,471
Refurbishment & Parts	480,425	535,031	389,242
Leasing & Services	79,684	98,041	99,966
Intersegment eliminations	(12,818)	(67,065)	(41,851)

	$1,018,125	$1,290,079	$1,223,828

Margin:
Manufacturing	$3,763	$11,214	$57,516
Refurbishment & Parts	55,870	101,283	64,001
Leasing & Services	33,474	49,746	57,916

	$93,107	$162,243	$179,433

Assets:
Manufacturing	$197,603	$325,632	$297,718
Refurbishment & Parts	386,260	519,575	400,069
Leasing & Services	386,659	403,889	349,942
Unallocated	77,769	7,864	25,020

	$1,048,291	$1,256,960	$1,072,749

Depreciation and amortization:
Manufacturing	$11,471	$11,267	$10,762
Refurbishment & Parts	11,885	10,338	9,042
Leasing & Services	14,313	13,481	13,022

	$37,669	$35,086	$32,826

Capital expenditures:
Manufacturing	$9,109	$24,113	$20,361
Refurbishment & Parts	6,599	7,651	5,009
Leasing & Services	23,139	45,880	111,924

	$38,847	$77,644	$137,294

58	The Greenbrier Companies 2009 Annual Report

The following table summarizes selected geographic information.

	Years Ended August 31,
(In thousands)	2009	2008	2007
Revenue:
United States	$851,450	$1,058,418	$1,054,288
Foreign	166,675	231,661	169,540

	$1,018,125	$1,290,079	$1,223,828

Identifiable assets:
United States	$897,111	$1,012,585	$837,239
Canada	–	–	10,350
Mexico	95,149	130,295	122,154
Europe	56,031	114,080	103,006

	1,048,291	$1,256,960	$1,072,749

Reconciliation of segment margin to earnings before income tax, minority interest and equity in unconsolidated subsidiary:

	Years Ended August 31,
(In thousands)	2009	2008	2007
Segment margin	$93,107	$162,243	$179,433
Less unallocated expenses:
Selling and administrative	65,743	85,133	83,414
Interest and foreign exchange	42,081	40,770	39,915
Special charges	55,667	2,302	21,899

Earnings (loss) before income tax expense, minority interest and equity in unconsolidated subsidiary	$(70,384)	$34,038	$34,205

Note 25 - Customer Concentration

In 2009, two customers each represented 14% of total revenue. Revenue from two customers was 26% and 11% of total revenue for the year ended August 31, 2008 and revenue from one customer was 21% of total revenue for the year ended August 31, 2007. No other customers accounted for more than 10% of total revenues for the years ended August 31, 2009, 2008, or 2007. One customer had a balance that equaled or exceeded 10% of accounts receivable and in total represented 11% of the consolidated accounts receivable balance at August 31, 2009.

The Greenbrier Companies 2009 Annual Report	59

Note 26 - Lease Commitments

Lease expense for railcar equipment leased in under non-cancelable leases was $10.3 million, $11.6 million and $7.0 million for the years ended August 31, 2009, 2008 and 2007. Aggregate minimum future amounts payable under these non-cancelable railcar equipment leases are as follows:

(In thousands)
Year ending August 31,
2010	$8,999
2011	6,395
2012	3,421
2013	377
2014	174
Thereafter	194

$19,560

Operating leases for domestic railcar repair facilities, office space and certain manufacturing and office equipment expire at various dates through September 2016. Rental expense for facilities, office space and equipment was $12.5 million, $12.3 million and $8.7 million for the years ended August 31, 2009, 2008 and 2007. Aggregate minimum future amounts payable under these non-cancelable operating leases are as follows:

(In thousands)
Year ending August 31,
2010	$7,722
2011	6,283
2012	3,733
2013	2,250
2014	1,506
Thereafter	3,216

$24,710

Note 27 - Commitments and Contingencies

Environmental studies have been conducted of the Company’s owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting Greenbrier’s facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). Greenbrier and more than 80 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company, have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The study is expected to be completed in 2011. In February 2008, the EPA sought information from over 200 additional entities, including other federal agencies in order to determine whether additional General Notice letters were warranted. Seventy-one parties have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately one hundred ten additional parties have signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against sixty-nine other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc.et al, US District Court, District of Oregon, Case #3:09-cv-453-PK. As of October 21, 2009, all but 12

60	The Greenbrier Companies 2009 Annual Report

of these parties elected to sign tolling agreements and be dismissed without prejudice. In addition, the Company has entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. The Company is also conducting groundwater remediation relating to a historical spill on the property which antedates its ownership.

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

On April 20, 2004, BC Rail Partnership initiated litigation against the Company and TrentonWorks in the Supreme Court of Nova Scotia, alleging breach of contract and negligent manufacture and design of railcars which were involved in a 1999 derailment. Trial is presently scheduled for April 2011.

Greenbrier and a customer, SEB Finans AB (SEB), have raised performance concerns related to a component that the Company installed on 372 railcar units with an aggregate sales value of approximately $20.0 million produced under a contract with SEB. On December 9, 2005, SEB filed a Statement of Claim in an arbitration proceeding in Stockholm, Sweden, against Greenbrier alleging that the cars were defective and could not be used for their intended purpose. A settlement agreement was entered into effective February 28, 2007 pursuant to which the railcar units previously delivered were to be repaired and the remaining units completed and delivered to SEB. Greenbrier is proceeding with repairs of the railcars in accordance with terms of the settlement agreement, though SEB has recently made additional warranty claims, including claims with respect to cars that have been repaired pursuant to the agreement. Greenbrier is evaluating SEB’s new warranty claim. Current estimates of potential costs of such repairs do not exceed amounts accrued in warranty.

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

The Company delivered 500 railcar units during 2009 which have an obligation to guarantee the purchaser minimum earnings. The obligation expires December 31, 2011. The maximum potential obligation totals $13.1 million and in certain defined instances the obligation may be reduced due to early termination. The purchaser has agreed to utilize the railcars on a preferential basis, and the Company is entitled to re-market the railcar units when they are not being utilized by the purchaser during the obligation period. Any earnings generated

The Greenbrier Companies 2009 Annual Report	61

from the railcar units will offset the obligation and be recognized as revenue and margin in future periods. The Company believes its actual obligation will be less than the $13.1 million. Upon delivery of the railcar units, the entire purchase price was recorded as revenue and paid in full. The minimum earnings due to the purchaser were considered a reduction of revenue and were recorded as deferred revenue. As of August 31, 2009, the Company has recorded $13.1 million of the potential obligation as deferred revenue.

The Company has entered into contingent rental assistance agreements, aggregating $6.6 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods of up to three years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the years ended August 31, 2009 and 2007 no accruals were made to cover estimated obligations as management determined no additional rental shortfall was probable. For the year ended August 31, 2008 $1.2 million was accrued to cover probable rental shortfall. There was no remaining balance of the accrued liability as August 31, 2009. All of these agreements were entered into prior to December 31, 2002 and have not been modified since. The accounting for any future rental assistance agreements will comply with the guidance required by FASB Interpretation FIN 45 which pertains to contracts entered into or modified subsequent to December 31, 2002.

A portion of Leasing & Services revenue is derived from “car hire” which is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration both the owner’s or user’s rate is selected and that rate becomes effective for a one-year period. There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue for the Company which amounted to $20.5 million, $26.1 million and $23.2 million for the years ended August 31, 2009, 2008 and 2007.

In accordance with customary business practices in Europe, the Company has $13.3 million in bank and third party performance and warranty guarantee facilities, all of which have been utilized as of August 31, 2009. To date no amounts have been drawn under these performance, advance payment and warranty guarantee facilities.

At August 31, 2009, an unconsolidated subsidiary had $2.7 million of third party debt, for which the Company has guaranteed 33% or approximately $0.9 million. In the event that there is a change in control or insolvency by any of the three 33% investors that have guaranteed the debt, the remaining investors’ share of the guarantee will increase proportionately.

The Company has outstanding letters of credit aggregating $4.0 million associated with facility leases and payroll.

Note 28 - Fair Value of Financial Instruments

The estimated fair values of financial instruments and the methods and assumptions used to estimate such fair values are as follows:

	As of August 31, 2009
	Carrying	Estimated
(In thousands)	Amount	Fair Value
Notes payable	$542,180	$525,403
Deferred participation	$463	$213

	As of August 31, 2008
	Carrying	Estimated
(In thousands)	Amount	Fair Value
Notes payable	$496,008	$482,423
Deferred participation	$466	$198

62	The Greenbrier Companies 2009 Annual Report

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

Note 29 - Fair Value Measures

Certain assets and liabilities are reported at fair value on either a recurring or nonrecurring basis. Under SFAS No. 157 fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, under a three-tier fair value hierarchy which prioritizes the inputs used in measuring a fair value as follows:

Level 1-	observable inputs such as quoted prices in active markets;

Level 2 -	inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; and

Level 3 -	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2009 are:

(In thousands)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$1,283	$–	$1,283	$–
Nonqualified savings plan	5,951	5,951	–	–
Money market and other short term investments	57,029	57,029	–	–

	$64,263	$62,980	$1,283	$–

Liabilities:
Derivative financial instruments	$5,857	$–	$5,857	$–

(1)	Level 2 assets include derivative financial instruments which are valued based on significant observable inputs. See note 18 for further discussion.

Assets or liabilities measured at fair value on a nonrecurring basis as of August 31, 2009 are:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Goodwill	$137,066	$–	$–	$137,066
Liabilities:
Warrants	$12,293	$–	$–	$12,293

The Greenbrier Companies 2009 Annual Report	63

Note 30 - Guarantor/Non Guarantor

The $235 million combined senior unsecured notes (the Notes) issued on May 11, 2005 and November 21, 2005 and $100 million of convertible senior notes issued on May 22, 2006 are fully and unconditionally and jointly and severally guaranteed by substantially all of Greenbrier’s material wholly owned United States subsidiaries: Autostack Company LLC, Greenbrier-Concarril, LLC, Greenbrier Leasing Company LLC, Greenbrier Leasing Limited Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing, L.P., Greenbrier Railcar LLC, Gunderson LLC, Gunderson Marine LLC, Gunderson Rail Services LLC, Meridian Rail Holdings Corp., Meridian Rail Acquisition Corp., Meridian Rail Mexico City Corp., Brandon Railroad LLC, Gunderson Specialty Products, LLC, Greenbrier Railcar Leasing, Inc. and Softronics, Inc. No other subsidiaries guarantee the Notes including Greenbrier Europe B.V., Greenbrier Germany GmbH, WagonySwidnica S.A., Gunderson-Concarril, S.A. de C.V., Greenbrier-Gimsa, LLC and Gunderson-Gimsa S de RL de C.V.

The following represents the supplemental consolidated condensed financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of August 31, 2009 and 2008 and for the years ended August 31, 2009, 2008 and 2007. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

64	The Greenbrier Companies 2009 Annual Report

The Greenbrier Companies, Inc.
    Condensed Consolidating Balance Sheet
    For the year ended August 31, 2009

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$63,485	$421	$12,281	$–	$76,187
Restricted cash	–	1,083	–	–	1,083
Accounts receivable	65,425	28,213	18,665	1,068	113,371
Inventories	–	101,100	41,724	–	142,824
Assets held for sale	–	31,519	192	–	31,711
Investment in direct finance leases	–	7,990	–	–	7,990
Equipment on operating leases	–	314,785	–	(1,602)	313,183
Property, plant and equipment	5,157	83,907	38,910	–	127,974
Goodwill	–	137,066	–	–	137,066
Intangibles and other assets	492,406	106,121	2,380	(504,005)	96,902

	$626,473	$812,205	$114,152	$(504,539)	$1,048,291

Liabilities and Stockholders’ Equity
Revolving notes	$–	$–	$16,041	$–	$16,041
Accounts payable and accrued liabilities	8,037	121,578	41,274	–	170,889
Losses in excess of investment in de-consolidated subsidiary	15,313	–	–	–	15,313
Deferred income taxes	(8,724)	77,537	(5,124)	(1,159)	62,530
Deferred revenue	776	18,474	–	–	19,250
Notes payable	397,707	144,473	–	–	542,180
Minority interest	–	–	–	8,724	8,724
Stockholders’ Equity	213,364	450,143	61,961	(512,104)	213,364

	$626,473	$812,205	$114,152	$(504,539)	$1,048,291

The Greenbrier Companies 2009 Annual Report	65

The Greenbrier Companies, Inc.
    Condensed Consolidating Statement of Operations
    For the year ended August 31, 2009

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$547	$227,404	$336,399	$(101,854)	$462,496
Refurbishment & Parts	–	476,133	31	–	476,164
Leasing & Services	1,314	78,899	–	(748)	79,465

	1,861	782,436	336,430	(102,602)	1,018,125
Cost of revenue
Manufacturing	124	230,848	328,761	(101,000)	458,733
Refurbishment & Parts	–	420,261	33	–	420,294
Leasing & Services	–	46,056	–	(65)	45,991

	124	697,165	328,794	(101,065)	925,018
Margin	1,737	85,271	7,636	(1,537)	93,107
Other costs
Selling and administrative	31,169	24,729	9,845	–	65,743
Interest and foreign exchange	30,182	5,316	8,156	(1,573)	42,081
Special charges	–	55,531	–	136	55,667

	61,351	85,576	18,001	(1,437)	163,491
Loss before income taxes, minority interest and equity in unconsolidated subsidiaries	(59,614)	(305)	(10,365)	(100)	(70,384)
Income tax (expense) benefit	28,321	(16,573)	2,606	1,063	15,417

	(31,293)	(16,878)	(7,759)	963	(54,967)
Minority interest	–	–	–	1,472	1,472
Equity in earnings (loss) of unconsolidated subsidiaries	(22,767)	(7,150)	–	29,352	(565)

Net earnings (loss)	$(54,060)	$(24,028)	$(7,759)	$31,787	$(54,060)

66	The Greenbrier Companies 2009 Annual Report

The Greenbrier Companies, Inc.
    Condensed Consolidating Statement of Cash Flows
    For the year ended August 31, 2009

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(54,060)	$(24,028)	$(7,759)	$31,787	$(54,060)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	(15,109)	5,820	(1,919)	(591)	(11,799)
Depreciation and amortization	1,544	28,797	7,393	(65)	37,669
Gain on sales of equipment	–	(692)	–	(475)	(1,167)
Special charges	–	55,531	–	136	55,667
Minority interest	–	–	1,227	(2,521)	(1,294)
Discount accretion	1,117	–	–	–	1,117
Other	–	3,402	3	–	3,405
Decrease (increase) in assets:
Accounts receivable	(6,940)	75,691	(9,163)	(1,067)	58,521
Inventories	–	42,456	56,295	–	98,751
Assets held for sale	–	14,875	6,966	–	21,841
Other	(277)	1,614	6,028	(6,208)	1,157
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	15,522	(58,533)	(44,199)	696	(86,514)
Deferred revenue	(155)	1,202	(3,876)	–	(2,829)

Net cash provided by (used in) operating activities	(58,358)	146,135	10,996	21,692	120,465

Cash flows from investing activities:
Principal payments received under direct finance leases	–	429	–	–	429
Proceeds from sales of equipment	–	15,555	–	–	15,555
Investment in and net advances to unconsolidated subsidiaries	15,359	6,585	–	(21,944)	–
Intercompany advances	(26,958)	–	–	26,958	–
Use of restricted cash	–	(1,083)	974	–	(109)
Capital expenditures	(2,699)	(30,642)	(5,758)	252	(38,847)

Net cash provided by (used in) investing activities	(14,298)	(9,156)	(4,784)	5,266	(22,972)

Cash flows from financing activities:
Changes in revolving notes	(65,000)	–	(16,251)	–	(81,251)
Intercompany advances	133,592	(126,496)	19,862	(26,958)	–
Proceeds from issuance of notes payable	69,768	–	–	–	69,768
Repayments of notes payable	(4,339)	(8,183)	(3,914)	–	(16,436)
Dividends paid	(2,001)	–	–	–	(2,001)
Stock options exercised and restricted stock awards	5,085	–	–	–	5,085
Excess tax expense of stock options exercised	(1,112)	–	–	–	(1,112)
Investment by joint venture partner	–	–	1,400	–	1,400

Net cash provided by (used in) financing activities	135,993	(134,679)	1,097	(26,958)	(24,547)

Effect of exchange rate changes	148	(3,472)	608	–	(2,716)
Increase (decrease) in cash and cash equivalents	63,485	(1,172)	7,917	–	70,230
Cash and cash equivalents
Beginning of period	–	1,593	4,364	–	5,957

End of period	$63,485	$421	$12,281	$–	$76,187

The Greenbrier Companies 2009 Annual Report	67

The Greenbrier Companies, Inc.
    Condensed Consolidating Balance Sheet
    For the year ended August 31, 2008

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$–	$1,593	$4,364	$–	$5,957
Restricted cash	–	–	1,231	–	1,231
Accounts receivable	165,118	(22,604)	39,341	2	181,857
Inventories	–	143,557	108,491	–	252,048
Assets held for sale	–	45,205	7,158	–	52,363
Investment in direct finance leases	–	8,468	–	–	8,468
Equipment on operating leases	–	321,210	–	(1,889)	319,321
Property, plant and equipment	4,002	89,157	43,347	–	136,506
Goodwill	–	200,012	–	136	200,148
Intangibles and other assets	510,889	118,952	3,803	(534,583)	99,061

	$680,009	$905,550	$207,735	$(536,334)	$1,256,960

Liabilities and Stockholders’ Equity
Revolving notes	$65,000	$–	$40,808	$–	$105,808
Accounts payable and accrued liabilities	(7,486)	187,440	95,064	(696)	274,322
Losses in excess of investment in de-consolidated subsidiary	15,313	–	–	–	15,313
Deferred income taxes	6,385	71,717	(3,206)	(567)	74,329
Deferred revenue	931	16,094	5,010	–	22,035
Notes payable	339,339	152,654	4,015	–	496,008
Minority interest	–	–	(27)	8,645	8,618
Stockholders’ Equity	260,527	477,645	66,071	(543,716)	260,527

	$680,009	$905,550	$207,735	$(536,334)	$1,256,960

68	The Greenbrier Companies 2009 Annual Report

The Greenbrier Companies, Inc.
    Condensed Consolidating Statement of Operations
    For the year ended August 31, 2008

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$1,869	$368,285	$543,526	$(248,587)	$665,093
Refurbishment & Parts	–	527,413	53	–	527,466
Leasing & Services	1,162	96,854	–	(496)	97,520

	3,031	992,552	543,579	(249,083)	1,290,079
Cost of revenue
Manufacturing	600	371,940	529,743	(248,404)	653,879
Refurbishment & Parts	–	426,138	45	–	426,183
Leasing & Services	–	47,836	–	(62)	47,774

	600	845,914	529,788	(248,466)	1,127,836
Margin	2,431	146,638	13,791	(617)	162,243
Other costs
Selling and administrative	32,927	35,601	16,606	(1)	85,133
Interest and foreign exchange	28,043	5,946	7,280	(499)	40,770
Special charges	–	–	2,302	–	2,302

	60,970	41,547	26,188	(500)	128,205
Earnings (loss) before income taxes, minority interest and equity in unconsolidated subsidiaries	(58,539)	105,091	(12,397)	(117)	34,038
Income tax (expense) benefit	25,627	(42,194)	(3,146)	1,163	(18,550)

	(32,912)	62,897	(15,543)	1,046	15,488
Minority interest	–	–	20	3,162	3,182
Equity in earnings (loss) of unconsolidated subsidiaries	52,454	4,359	–	(55,941)	872

Net earnings (loss)	$19,542	$67,256	$(15,523)	$(51,733)	$19,542

The Greenbrier Companies 2009 Annual Report	69

The Greenbrier Companies, Inc.
    Condensed Consolidating Statement of Cash Flows
    For the year ended August 31, 2008

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$19,542	$67,256	$(15,523)	$(51,733)	$19,542
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	1,428	12,165	(245)	(429)	12,919
Depreciation and amortization	668	27,501	6,979	(62)	35,086
Gain on sales of equipment	–	(8,007)	–	(3)	(8,010)
Special charges	–	–	2,302	–	2,302
Minority interest	–	–	(21)	(3,107)	(3,128)
Other	(136)	428	44	–	336
Decrease (increase) in assets:
Accounts receivable	4	(6,538)	(1,084)	(3)	(7,621)
Inventories	–	(25,099)	(4,593)	–	(29,692)
Assets held for sale	–	(17,525)	6,904	–	(10,621)
Other	1,086	(3,638)	19,123	(19,271)	(2,700)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	20,108	3,375	(987)	(695)	21,801
Deferred revenue	(155)	9,257	(7,198)	–	1,904

Net cash provided by (used in) operating activities	42,545	59,175	5,701	(75,303)	32,118

Cash flows from investing activities:
Principal payments received under direct finance leases	–	375	–	–	375
Proceeds from sales of equipment	–	14,598	–	–	14,598
Investment in and net advances to unconsolidated subsidiaries	(71,735)	(2,629)	–	75,222	858
Acquisitions, net of cash acquired	–	(91,166)	–	–	(91,166)
De-consolidation of subsidiary	–	–	(1,217)	–	(1,217)
Use of restricted cash	–	–	2,046	–	2,046
Capital expenditures	(2,379)	(55,922)	(19,434)	91	(77,644)

Net cash provided by (used in) investing activities	(74,114)	(134,744)	(18,605)	75,313	(152,150)

Cash flows from financing activities:
Changes in revolving notes	65,000	–	(9,486)	–	55,514
Intercompany advances	(42,735)	31,576	11,159	–	–
Proceeds from issuance of notes payable	–	49,613	–	–	49,613
Repayments of notes payable	(1,349)	(4,278)	(1,292)	–	(6,919)
Dividends paid	(5,261)	–	–	–	(5,261)
Stock options exercised and restricted stock awards	4,007	–	–	–	4,007
Excess tax expense of stock options exercised	(76)	–	–	–	(76)
Investment by joint venture partner	–	–	6,600	–	6,600

Net cash provided by financing activities	19,586	76,911	6,981	–	103,478

Effect of exchange rate changes	(3,439)	251	4,901	(10)	1,703
Increase (decrease) in cash and cash equivalents	(15,422)	1,593	(1,022)	–	(14,851)
Cash and cash equivalents
Beginning of period	15,422	–	5,386	–	20,808

End of period	$–	$1,593	$4,364	$–	$5,957

70	The Greenbrier Companies 2009 Annual Report

The Greenbrier Companies, Inc.
    Condensed Consolidating Statement of Operations
    For the year ended August 31, 2007

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$(2,802)	$540,163	$482,598	$(281,535)	$738,424
Refurbishment & Parts	–	381,151	519	–	381,670
Leasing & Services	1,334	101,631	–	769	103,734

	(1,468)	1,022,945	483,117	(280,766)	1,223,828
Cost of revenue
Manufacturing	–	497,909	464,466	(281,467)	680,908
Refurbishment & Parts	–	317,265	404		317,669
Leasing & Services	–	45,882	–	(64)	45,818

	–	861,056	464,870	(281,531)	1,044,395
Margin	(1,468)	161,889	18,247	765	179,433
Other costs
Selling and administrative	33,615	34,200	15,596	3	83,414
Interest and foreign exchange	32,626	2,691	4,628	(30)	39,915
Special charges	35	635	21,229	–	21,899

	66,276	37,526	41,453	(27)	145,228
Earnings (loss) before income taxes, minority interest and equity in unconsolidated subsidiaries	(67,744)	124,363	(23,206)	792	34,205
Income tax (expense) benefit	36,243	(49,298)	(294)	(308)	(13,657)

	(31,501)	75,065	(23,500)	484	20,548
Minority interest	–	–	(100)	1,604	1,504
Equity in earnings (loss) of unconsolidated subsidiaries	53,511	2,734	–	(56,287)	(42)

Net earnings (loss)	$22,010	$77,799	$(23,600)	$(54,199)	$22,010

The Greenbrier Companies 2009 Annual Report	71

The Greenbrier Companies, Inc.
    Condensed Consolidating Statement of Cash Flows
    For the year ended August 31, 2007

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$22,010	$77,799	$(23,600)	$(54,199)	$22,010
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	2,254	5,055	3,026	308	10,643
Depreciation and amortization	221	26,634	6,035	(64)	32,826
Gain on sales of equipment	–	(12,608)	–	(792)	(13,400)
Special charges	35	635	21,229	–	21,899
Minority interest	–	6,750	–	(8,354)	(1,604)
Other	–	89	116	–	205
Decrease (increase) in assets:
Accounts receivable	32,882	(51,660)	(1,212)	2,107	(17,883)
Inventories	–	5,654	8,606	–	14,260
Assets held for sale	–	8,087	(3,709)	–	4,378
Other	(494)	(67)	149	1	(411)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(23,426)	15,068	(14,135)	(2,107)	(24,600)
Deferred revenue	(155)	(5,435)	3,594	–	(1,996)

Net cash provided by (used in) operating activities	33,327	76,001	99	(63,100)	46,327

Cash flows from investing activities:
Principal payments received under direct finance leases	–	511	–	–	511
Proceeds from sales of equipment	–	119,695	–	–	119,695
Investment in and net advances to unconsolidated subsidiaries	(60,260)	(3,625)	–	63,036	(849)
Acquisitions, net of cash acquired	–	(268,184)	–	–	(268,184)
Decrease in restricted cash	–	–	(454)	–	(454)
Capital expenditures	(2,388)	(118,691)	(16,279)	64	(137,294)

Net cash provided by (used in) investing activities	(62,648)	(270,294)	(16,733)	63,100	(286,575)

Cash flows from financing activities:
Changes in revolving notes	–	–	15,007	–	15,007
Intercompany advances	(90,082)	93,069	(2,987)	–	–
Proceeds from issuance of notes payable	(71)	99,512	–	–	99,441
Repayments of notes payable	(1,241)	(3,020)	(1,127)	–	(5,388)
Repayments of subordinated debt	–	(2,091)	–	–	(2,091)
Dividends paid	(5,144)	–	–	–	(5,144)
Stock options exercised and restricted stock awards	3,489	–	–	–	3,489
Excess tax benefit of stock options exercised	3,719	–	–	–	3,719
Investment by joint venture partner	–	6,750	–	–	6,750

Net cash provided by (used in) financing activities	(89,330)	194,220	10,893	–	115,783

Effect of exchange rate changes	378	38	1,963	–	2,379
Decrease in cash and cash equivalents	(118,273)	(35)	(3,778)	–	(122,086)
Cash and cash equivalents
Beginning of period	133,695	35	9,164	–	142,894

End of period	$15,422	$–	$5,386	$–	$20,808

72	The Greenbrier Companies 2009 Annual Report

Quarterly Results of Operations (Unaudited)

Operating results by quarter for 2009 are as follows:

(In thousands, except per share amount)	First	Second	Third	Fourth	Total
2009
Revenue
Manufacturing	$102,717	$145,574	$105,986	$108,219	$462,496
Refurbishment & Parts	132,279	121,681	120,190	102,014	476,164
Leasing & Services	21,133	19,877	18,272	20,183	79,465

	256,129	287,132	244,448	230,416	1,018,125

Cost of revenue
Manufacturing	106,923	152,003	100,847	98,960	458,733
Refurbishment & Parts	119,326	107,427	104,859	88,682	420,294
Leasing & Services	11,929	11,547	12,049	10,466	45,991

	238,178	270,977	217,755	198,108	925,018
Margin	17,951	16,155	26,693	32,308	93,107

Other costs
Selling and administrative	15,980	16,265	15,886	17,612	65,743
Interest and foreign exchange	10,846	8,192	10,749	12,294	42,081
Special charges	–	–	55,667	–	55,667

	26,826	24,457	82,302	29,906	163,491
Earnings (loss) before income tax, minority interest and equity in unconsolidated subsidiary	(8,875)	(8,302)	(55,609)	2,402	(70,384)
Income tax benefit	4,544	1,324	4,841	4,708	15,417
Minority interest	568	351	687	(134)	1,472
Equity in earnings (loss) of unconsolidated subsidiary	434	(251)	(457)	(291)	(565)

Net earnings (loss)	$(3,329)	$(6,878)	$(50,538)	$6,685	$(54,060)

Basic earnings (loss) per common share:	$(0.20)	$(0.41)	$(3.00)	$0.40	$(3.21)
Diluted earnings (loss) per common share:	$(0.20)	$(0.41)	$(3.00)	$0.37	$(3.21	)(1)

(1)	Quarterly amounts do not total the year to date amount as each quarter is calculated discretely. The dilutive effect of common stock equivalents is excluded from per share calculations for the first three quarters and the year ended August 31, 2009 due to a net loss for those periods.

The Greenbrier Companies 2009 Annual Report	73

Quarterly Results of Operations (Unaudited)

Operating results by quarter for 2008 are as follows:

(In thousands, except per share amount)	First	Second	Third	Fourth	Total
2008
Revenue
Manufacturing	$159,194	$123,394	$201,825	$180,680	$665,093
Refurbishment & Parts	103,889	112,576	152,367	158,634	527,466
Leasing & Services	23,295	23,603	27,914	22,708	97,520

	286,378	259,573	382,106	362,022	1,290,079

Cost of revenue
Manufacturing	150,565	118,225	200,813	184,276	653,879
Refurbishment & Parts	87,951	94,396	120,442	123,394	426,183
Leasing & Services	11,925	12,279	12,218	11,352	47,774

	250,441	224,900	333,473	319,022	1,127,836
Margin	35,937	34,673	48,633	43,000	162,243

Other costs
Selling and administrative	20,184	21,000	23,407	20,542	85,133
Interest and foreign exchange	10,419	9,854	9,990	10,507	40,770
Special charges	189	2,112	–	1	2,302

	30,792	32,966	33,397	31,050	128,205
Earnings before income tax, minority interest and equity in unconsolidated subsidiary	5,145	1,707	15,236	11,950	34,038
Income tax expense	(2,956)	(1,904)	(7,573)	(6,117)	(18,550)
Minority interest	375	1,367	272	1,168	3,182
Equity in earnings of unconsolidated subsidiary	78	253	191	350	872

Net earnings	$2,642	$1,423	$8,126	$7,351	$19,542

Basic earnings per common share:	$0.16	$0.09	$0.49	$0.45	$1.19
Diluted earnings per common share:	$0.16	$0.09	$0.49	$0.45	$1.19

74	The Greenbrier Companies 2009 Annual Report

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
The Greenbrier Companies, Inc.

We have audited the accompanying consolidated balance sheets of The Greenbrier Companies, Inc. and subsidiaries (the “Company”) as of August 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Greenbrier Companies, Inc. and subsidiaries at as of August 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Portland, Oregon
November 12, 2009

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

The Greenbrier Companies 2009 Annual Report	75

Item 9a.	CONTROLS AND PROCEDURES

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

As of the end of the Company’s 2009 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of August 31, 2009 is effective.

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

76	The Greenbrier Companies 2009 Annual Report

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
The Greenbrier Companies, Inc.

We have audited the internal control over financial reporting of The Greenbrier Companies, Inc and subsidiaries (the “Company”) as of August 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 31, 2009 of the Company and our report dated November 12, 2009 expressed an unqualified opinion on those financial statements.

Portland, Oregon
November 12, 2009

Item 9a(t).	CONTROLS AND PROCEDURES

None

Item 9b.	OTHER INFORMATION

None

The Greenbrier Companies 2009 Annual Report	77

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There is hereby incorporated by reference the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers of the Company” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2009.

Item 11.	EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption “Executive Compensation” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2009.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

There is hereby incorporated by reference the information under the captions “Voting” and “Security Ownership of Certain Beneficial Owners and Management” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2009.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There is hereby incorporated by reference the information under the caption “Certain Relationships and Related Party Transactions” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2009.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

There is hereby incorporated by reference the information under the caption “Ratification of Appointment of Auditors” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s year ended August 31, 2009.

78	The Greenbrier Companies 2009 Annual Report

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

           (1) Financial Statements

           See Consolidated Financial Statements in Item 8

(a)      (2) Financial Statements Schedule*

           Condensed Financial Information of Registrant

*	All other schedules have been omitted because they are inapplicable, not required or because the information is given in the Consolidated Financial Statements or notes thereto. This supplemental schedule should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this report.

(a) (3)	The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Registrant’s Articles of Incorporation are incorporated herein by reference by Exhibit 3.1 to the Registrant’s Form 10-Q filed April 5, 2006.
3.2	Articles of Merger amending the Registrant’s Articles of Incorporation, is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q filed April 5, 2006.
3.3	Registrant’s Bylaws, as amended January 11, 2006, are incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form 10-Q filed April 5, 2006.
3.4	Amendment to the Registrant’s Bylaws dated October 31, 2006, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 6, 2006.
3.5	Amendment to the Registrant’s Bylaws dated January 8, 2008, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 8, 2007.
3.6	Amendment to the Registrant’s Bylaws dated April 8, 2008, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed April 11, 2008.
3.7	Amendment to the Registrant’s Bylaws dated April 7, 2009, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed April 13, 2009.
3.8	Amendment to the Registrant’s Bylaws dated June 8, 2009, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed June 10, 2009.
3.9	Amendment to the Registrant’s Bylaws dated June 10, 2009, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed June 12, 2009.
4.1	Indenture between the Registrant, AutoStack Corporation, Greenbrier-Concarril, LLC, Greenbrier Leasing Corporation, Greenbrier Leasing Limited Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing, L.P., Greenbrier Railcar, Inc., Gunderson, Inc., Gunderson Marine, Inc., Gunderson Rail Services, Inc., Gunderson Specialty Products, LLC and U.S. Bank National Association as Trustee dated May 11, 2005, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed May 13, 2005.
4.2	Indenture between the Registrant, the Guarantors named therein and U.S. Bank National Association as Trustee dated May 22, 2006, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed May 25, 2006.
4.3	Rights Agreement, dated as of July 13, 2004, between the Registrant and EquiServe Trust Company, N.A., as Rights Agent, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed September 16, 2004.
4.4	Amendment No. 1, dated November 9, 2004, to the Rights Agreement, dated as of July 13, 2004, is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed November 15, 2004.
4.5	Amendment No. 2, dated February 5, 2005, to the Rights Agreement, dated as of July 13, 2004, is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed February 9, 2005.

The Greenbrier Companies 2009 Annual Report	79

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

4.6		Amendment No. 3, dated June 10, 2009, to the Rights Agreement, dated as of July 13, 2004, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed June 12, 2009.
4.7		Warrant Agreement, dated June 10, 2009, among the Registrant, WLR Recovery Fund IV, L.P., WLR IV Parallel ESC, L.P. and each other holder from time to time party thereto, is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed June 12, 2009.
4.8		Investor Rights and Restrictions Agreement, dated June 10, 2009, among the Registrant, WLR Recovery Fund IV, L.P., WLR IV Parallel ESC, L.P., WL Ross & Co. LLC and the other holders from time to time party thereto, is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed June 12, 2009.
10.1		Registration Rights Agreement among the Registrant and Banc of America Securities LLC and Bear, Stearns & Co. Inc., dated May 11, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 13, 2005.
10.2		Registration Rights Agreement among the Registrant and Banc of America LLC and Bear, Stearns & Co. Inc., dated November 21, 2005, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed December 1, 2005.
10.3		Registration Rights Agreement among the Registrant, the Guarantors named therein, Bear, Stearns & Co. Inc. and Banc of America Securities LLC, dated May 22, 2006, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 25, 2006.
10.4		Purchase Agreement among the Registrant, the Guarantors named therein, Bear, Stearns & Co. Inc., and Banc of America Securities LLC, as initial purchasers, and the guaranteeing subsidiaries named therein, dated May 17, 2006, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 18, 2006.
10.5		Purchase Agreement among the Registrant and Banc of America Securities LLC and Bear, Stearns & Co. Inc., as initial purchasers, dated November 16, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 1, 2005.
10.6		Amended and Restated Credit Agreement dated November 7, 2006 among the Registrant, TrentonWorks Limited, a Nova Scotia company, Bank of America, N.A. as U.S. Administrative Agent, Bank of America, N.A. through its Canada branch as Canadian Administrative Agent, U.S. Bank National Association as Documentation Agent, Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager, and the other lenders party thereto, is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed November 13, 2006.
10.7		First Amendment to Amended and Restated Credit Agreement dated January 8, 2008, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed April 9, 2009.
10.8		Second Amendment to Amended and Restated Credit Agreement dated May 8, 2008, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed April 9, 2009.
10.9		Third Amendment to Amended and Restated Credit Agreement, dated as of September 26, 2008, among the Registrant, the Subsidiary Guarantors, the lenders party thereto and Bank of America, N.A., as U.S. Administrative Agent, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed June 12, 2009.
10.10		Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 10, 2009, among the Registrant, the Subsidiary Guarantors, the lenders party thereto and Bank of America, N.A., as U.S. Administrative Agent, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed June 12, 2009.
10.11		Credit Agreement dated June 10, 2009 among the Registrant, WLR Recovery Fund IV, L.P. and WLR IV Parallel ESC, L.P. as holders, the other holders party thereto, and WL Ross and Co. LLC, as administrative agent, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 12, 2009.
10	.12*	Employment Agreement dated April 7, 2006 between Mr. Mark Rittenbaum and Registrant, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 13, 2006.
10	.13*	Amendment dated June 24, 2008 to Employment Agreement dated April 7, 2006 between Mark Rittenbaum and Registrant, is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed November 10, 2008.

80	The Greenbrier Companies 2009 Annual Report

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

10	.14*	Employment Agreement dated April 20, 2005 between the Registrant and Mr. William A. Furman, is incorporated herein by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K filed April 20, 2005.
10	.15*	Amendment dated May 11, 2006 to Employment Agreement between Mr. William A. Furman and Registrant dated April 20, 2005, is incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K filed May 12, 2006.
10	.16*	Amendment dated November 1, 2006 to Employment Agreement between the Registrant and Mr. William A. Furman dated April 20, 2005 is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed November 6, 2006.
10	.17*	Amendment dated June 5, 2008 to Employment Agreement between the Registrant and William A. Furman, is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed November 10, 2008.
10	.18*	Amendment dated April 6, 2009 to Employment Agreement between the Registrant and William A. Furman, is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed April 9, 2009.
10	.19*	Employment Agreement dated May 11, 2006 between Robin Bisson and Registrant, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 12, 2006.
10	.20*	Employment Agreement dated June 26, 2007 between Timothy A. Stuckey and Registrant, is incorporated herein by reference to Exhibit 10.13 to the Registrant’s Form 10-K filed November 10, 2008.
10	.21*	2007 Restated Greenbrier Leasing Corporation’s Manager Owned Target Benefit Plan, is incorporated herein by reference to Exhibit 10.14 to the Registrant’s Form 10-K filed November 10, 2008.
10.22		Form of Agreement concerning Indemnification and Related Matters (Directors) between Registrant and its directors, is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed November 10, 2008.
10.23		Form of Agreement concerning Indemnification and Related Matters (Officers) between Registrant and its officers, is incorporated herein by reference to Exhibit 10.16 to the Registrant’s Form 10-K filed November 10, 2008.
10	.24*	Stock Incentive Plan -- 2000, dated as of April 6, 1999 is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed November 24, 1999.
10	.25*	Amendment No. 1 to the Stock Incentive Plan — 2000, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 11, 2001.
10	.26*	Amendment No. 2 to the Stock Incentive Plan — 2000, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed April 11, 2001.
10	.27*	Amendment No 3 to the Stock Incentive Plan — 2000, is incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K filed November 27, 2002.
10.28		The Greenbrier Companies Code of Business Conduct and Ethics, is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Form 10-K filed November 10, 2008.
10	.29*	Employment Agreement dated April 7, 2008 between James T. Sharp and Registrant, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 11, 2008.
10	.30*	Amendment dated June 26, 2008 to Employment Agreement dated April 7, 2008 between James T. Sharp and Registrant, is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-K filed November 10, 2008.
10	.31*	Employment Agreement dated April 6, 2009 between Alejandro Centurion and Registrant, is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form 10-Q dated April 9, 2009.
10	.32*	Form of Employee Restricted Share Agreement (5 year vesting) related to the 2005 Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-K filed November 10, 2008.

The Greenbrier Companies 2009 Annual Report	81

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

10	.33*	Form of Employee Restricted Share Agreement (time and performance vesting) related to the 2005 Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K filed November 10, 2008.
10	.34*	Form of Change of Control Agreement for Senior Managers, is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Form 10-K filed November 10, 2008.
10	.35*	Form of Amendment dated as of March 1, 2009 to Employment Agreements between Registrant and certain of Registrant’s Executive Officers, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 9, 2009.
10	.36*	2009 Employee Stock Purchase Plan is incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A filed November 25, 2008.
10	.37*	2005 Stock Incentive Plan is incorporated herein by reference to Appendix C to the Registrant’s Proxy Statement on Schedule 14A filed November 24, 2004.
10	.38*	Amendment No. 1 dated June 30, 2005 to the 2005 Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed November 4, 2005.
10	.39*	Amendment No. 2 dated April 3, 2007 to the 2005 Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed July 10, 2007.
10	.40*	Amendment No. 3 dated November 6, 2008 to the 2005 Stock Incentive Plan, is incorporated herein by reference to Appendix C to the Registrant’s Proxy Statement on Schedule 14A filed November 25, 2008.
10.41		Stock purchase agreement among Gunderson Rail Services LLC and Meridian Rail Holdings Corp. dated October 15, 2006 and incorporated herein by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K filed November 2, 2006.
10.42		Asset Purchase Agreement among Gunderson Rail Services LLC, American Allied Railway Equipment Co., Inc., and American Allied Freight Car Co., Inc. dated January 24, 2008, is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed April 3, 2008.
21.1		List of the subsidiaries of the Registrant
23.1		Consent of Deloitte & Touche LLP, independent auditors
31	.1(a)	Certification pursuant to Rule 13(a) — 14(a)
31	.2(b)	Certification pursuant to Rule 13(a) — 14(a)
32	.1(c)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2(d)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

CERTIFICATIONS

The Company filed the required 303A.12(a) New York Stock Exchange Certification of its Chief Financial Officer with the New York Stock Exchange with no qualifications following the 2009 Annual Meeting of Shareholders and the Company filed as an exhibit to its Annual Report on Form 10-K for the year ended August 31, 2008, as filed with the Securities and Exchange Commission, a Certification of the Chief Executive Officer and a Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

82	The Greenbrier Companies 2009 Annual Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Dated: November 10, 2009	By: /s/ William A. Furman William A. Furman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Benjamin R. Whiteley Benjamin R. Whiteley, Chairman of the Board	November 10, 2009

/s/ William A. Furman William A. Furman, President and Chief Executive Officer, Director	November 10, 2009

/s/ Graeme Jack Graeme Jack, Director	November 10, 2009

/s/ Duane McDougall Duane McDougall, Director	November 10, 2009

/s/ Victoria McManus Victoria McManus, Director	November 10, 2009

/s/ A. Daniel O’Neal A. Daniel O’Neal, Director	November 10, 2009

/s/ Wilbur L. Ross, Wilbur L. Ross, Jr., Director	November 10, 2009

/s/ Charles J. Swindells Charles J. Swindells, Director	November 10, 2009

/s/ Wendy L. Teramoto Wendy L. Teramoto, Director	November 10, 2009

/s/ C. Bruce Ward C. Bruce Ward, Director	November 10, 2009

/s/ Donald A. Washburn Donald A. Washburn, Director	November 10, 2009

The Greenbrier Companies 2009 Annual Report	83

SIGNATURES (continued)

Signature	Date

/s/ Mark J. Rittenbaum Mark J. Rittenbaum, Executive Vice President And Chief Financial Officer (Principal Financial Officer)	November 10, 2009

/s/ James W. Cruckshank James W. Cruckshank, Senior Vice President And Chief Accounting Officer (Principal Accounting Officer)	November 10, 2009

84	The Greenbrier Companies 2009 Annual Report