Form 10-Q
period 2009-11-30
GREENBRIER COMPANIES INC
filed 2010-01-08
CIK 923120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended November 30, 2009

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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐     No ☑
The number of shares of the registrant’s common stock, without par value, outstanding on December 29, 2009 was 17,083,234 shares.

THE GREENBRIER COMPANIES, INC.
Forward-Looking Statements
From time to time, The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) or their representatives have made or may make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission, including this filing on Form 10-Q. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:
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
Forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier’s control. The following factors, among others, could cause actual results or outcomes to differ materially from the forward-looking statements:
•	fluctuations in demand for newly manufactured railcars or marine barges;

•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under the contracts as anticipated;

•	ability to maintain sufficient availability of credit facilities and to maintain compliance with or to obtain appropriate amendments to financial covenants with various credit agreements;

•	domestic and global political or economic conditions including such matters as terrorism, war, embargoes or quotas;

•	growth or reduction in the surface transportation industry;

•	ability to maintain good relationships with third party labor providers or collective bargaining units;

•	steel price fluctuations, scrap surcharges, steel scrap prices and other commodity price fluctuations and their impact on railcar and wheel demand and margin;

•	a delay or failure of acquired businesses, start-up operations, or new products or services to compete successfully;

•	changes in product mix and the mix among revenue levels of reporting segments;

•	labor disputes, energy shortages or operating difficulties that might disrupt operations or the flow of cargo;

•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of alliance partners, subcontractors or suppliers;

•	ability to obtain and execute suitable contracts for railcars held for sale;

•	lower than anticipated lease renewal rates, earnings on utilization based leases or residual values for leased equipment;

•	discovery of defects in railcars resulting in increased warranty costs or litigation;

•	resolution or outcome of pending or future litigation and investigations;

•	financial condition of principal customers;

•	competitive factors, including introduction of competitive products, new entrants into certain of our markets, price pressures, limited customer base and competitiveness of our manufacturing facilities and products;

•	industry overcapacity and our manufacturing capacity utilization;

•	decreases in carrying value of inventory, goodwill or other assets due to impairment;

•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

•	changes in future maintenance or warranty requirements;

•	ability to adjust to the cyclical nature of the railcar industry;

•	the effects of car hire deprescription on leasing revenue;

•	changes in interest rates and financial impacts from interest rates;

•	ability and cost to maintain and renew operating permits;

•	actions by various regulatory agencies;

•	changes in fuel and/or energy prices;

•	risks associated with intellectual property rights of Greenbrier or third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;

•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;

•	availability of a trained work force and availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;

•	failure to successfully integrate acquired businesses;

•	discovery of unknown liabilities associated with acquired businesses;

•	failure of or delay in implementing and using new software or other technologies;

•	ability to replace maturing lease revenue and earnings with revenue and earnings from additions to the lease fleet and management services;

•	credit limitations upon our ability to maintain effective hedging programs; and

•	financial impacts from currency fluctuations and currency hedging activities in our worldwide operations.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
Consolidated Balance Sheets
(In thousands, unaudited)

	November 30,	August 31,
	2009	2009 (1)
Assets
Cash and cash equivalents	$65,393	$76,187
Restricted cash	3,400	1,083
Accounts receivable	98,455	113,371
Inventories	155,060	142,824
Assets held for sale	34,951	31,711
Equipment on operating leases	316,079	313,183
Investment in direct finance leases	7,826	7,990
Property, plant and equipment	126,997	127,974
Goodwill	137,066	137,066
Intangibles and other assets	94,293	96,902

	$1,039,520	$1,048,291

Liabilities and Stockholders’ Equity
Revolving notes	$12,807	$16,041
Accounts payable and accrued liabilities	168,675	170,889
Losses in excess of investment in de-consolidated subsidiary	15,313	15,313
Deferred income taxes	67,973	69,199
Deferred revenue	17,312	19,250
Notes payable	527,837	525,149

Commitments and contingencies (Note 14)

Stockholders’ equity:
Controlling interest
Preferred stock — without par value; 25,000 shares authorized; none outstanding	—	—
Common stock — without par value; 50,000 shares authorized; 17,083 and 17,094 shares outstanding at November 30, 2009 and August 31, 2009	17	17
Additional paid-in capital	118,428	117,060
Retained earnings	113,195	116,439
Accumulated other comprehensive loss	(9,435)	(9,790)

Total stockholders’ equity controlling interest	222,205	223,726

Noncontrolling interest	7,398	8,724

Total stockholders’ equity	229,603	232,450

	$1,039,520	$1,048,291

(1)	As adjusted for the effects of Accounting Standards Codification (ASC) 470 — 20 Debt — Debt with Conversion and other Options. See Note 2 to the Consolidated Financial Statements.
The accompanying notes are an integral part of these statements

Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	November 30,
	2009	2008(1)
Revenue
Manufacturing	$60,078	$102,717
Refurbishment & Parts	92,983	132,279
Leasing & Services	18,632	21,133

	171,693	256,129

Cost of revenue
Manufacturing	55,847	106,923
Refurbishment & Parts	83,286	119,326
Leasing & Services	10,918	11,929

	150,051	238,178

Margin	21,642	17,951

Other costs
Selling and administrative	16,208	15,980
Interest and foreign exchange	11,112	11,771

	27,320	27,751
Loss before income taxes, noncontrolling interest and equity in unconsolidated subsidiary	(5,678)	(9,800)

Income tax benefit	2,500	4,906

Loss before noncontrolling interest and equity in unconsolidated subsidiary	(3,178)	(4,894)

Equity in earnings (loss) of unconsolidated subsidiary	(183)	434

Net loss	(3,361)	(4,460)
Less: Net loss attributable to noncontrolling interest	117	568

Net loss attributable to controlling interest	$(3,244)	$(3,892)

Basic loss per common share:	$(0.19)	$(0.23)

Diluted loss per common share:	$(0.19)	$(0.23)

Weighted average common shares:
Basic	17,087	16,629
Diluted	17,087	16,629

(1)	As adjusted for the effects of ASC 470 — 20 Debt — Debt with Conversion and other Options. See Note 2 to the Consolidated Financial Statements.
The accompanying notes are an integral part of these statements

Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	November 30,
	2009	2008(1)
Cash flows from operating activities:
Net loss	$(3,361)	$(4,460)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	(1,227)	2,160
Depreciation and amortization	9,392	9,556
Gain on sales of equipment	(851)	(289)
Accretion of debt discount	2,116	925
Other	257	198
Decrease (increase) in assets:
Accounts receivable	16,088	18,845
Inventories	(11,565)	(15,260)
Assets held for sale	(3,218)	(10,883)
Other	2,451	469
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(3,156)	(25,347)
Deferred revenue	(1,829)	1,712

Net cash provided by (used in) operating activities	5,097	(22,374)

Cash flows from investing activities:
Principal payments received under direct finance leases	115	105
Proceeds from sales of equipment	2,667	306
Investment in unconsolidated subsidiary	(450)	—
Decrease (increase) in restricted cash	(2,317)	433
Capital expenditures	(11,939)	(8,473)

Net cash used in investing activities	(11,924)	(7,629)

Cash flows from financing activities:
Changes in revolving notes	(3,896)	51,062
Net proceeds from issuance of notes payable	1,712	—
Repayments of notes payable	(1,247)	(4,189)
Investment by joint venture partner	—	1,400
Other	—	1,152

Net cash provided by (used in) financing activities	(3,431)	49,425

Effect of exchange rate changes	(536)	(6,614)
Increase (decrease) in cash and cash equivalents	(10,794)	12,808

Cash and cash equivalents
Beginning of period	76,187	5,957

End of period	$65,393	$18,765

Cash paid during the period for:
Interest	$12,854	$13,699
Income taxes	$250	$687
Supplemental disclosure of non-cash activity:
Adjustment to tax reserves	$—	$7,415 (2)

(1)	As adjusted for the effects of ASC 470 — 20 Debt — Debt with Conversion and other Options. See Note 2 to the Consolidated Financial Statements.

(2)	Release of a tax reserve that was initially recorded as goodwill on the acquisition of Meridian Rail Holding Corp. The contingency requiring this reserve lapsed in the first quarter of 2009.
The accompanying notes are an integral part of these statements

Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Interim Financial Statements
The Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of November 30, 2009 and for the three months ended November 30, 2009 and 2008 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results and cash flows for the periods indicated. The results of operations for the three months ended November 30, 2009 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2010.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2009 Annual Report on Form 10-K.
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
Reclassifications — Certain reclassifications have been made to prior year’s Consolidated Financial Statements to conform to the 2010 presentation of noncontrolling interest in subsidiaries.
Initial Adoption of Accounting Policies — In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This statement, which has been codified within Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. The measurement and disclosure requirements were effective for the Company for the fiscal year beginning September 1, 2008. The adoption did not have an effect on the Company. In January 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 to defer SFAS No. 157’s effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis and was effective for the Company beginning September 1, 2009. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FSP provides examples to illustrate key considerations in determining fair value of a financial asset when the market for that financial asset is not active. This position provides additional fair value disclosure and was effective for the Company beginning September 1, 2009.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This statement, which has been codified within ASC 805, Business Combinations, establishes the principles and requirements for how an acquirer recognizes and measures the assets acquired, liabilities assumed, and non-controlling interest; recognizes and measures goodwill; and identifies disclosures. This statement was effective for the Company for business combinations entered into on or after September 1, 2009.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement, which has been codified within ASC 810, Consolidations, establishes reporting standards for noncontrolling interests in subsidiaries. This statement changed the presentation of noncontrolling interests in subsidiaries in the financial statements for the Company beginning September 1, 2009.
In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This guidance specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance, which has been codified within ASC 470, Debt, was effective for the Company beginning September 1, 2009 with respect to its

$100.0 million of outstanding convertible debt. This guidance required retrospective adjustments for all periods the Company had the convertible debt outstanding. See Note 2 for discussion of the impact on the Consolidated Financial Statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification, which has been codified within ASC 105, Generally Accepted Accounting Principles, has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the ASC and any accounting literature not included in the ASC will not be authoritative. However, rules and interpretive releases of the Securities and Exchange Commission (SEC) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. All references to GAAP in the Consolidated Financial Statements will use the new ASC numbering system and was effective for the Company beginning with the quarter ended November 30, 2009. The ASC does not change or alter existing GAAP therefore it had no impact on the Company’s Consolidated Financial Statements.
Prospective Accounting Changes — In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement retains the scope of Interpretation 46(R) with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in SFAS No. 166, Accounting for Transfers of Financial Assets. This statement, which has been codified within ASC 810, Consolidations, is effective for the Company as of September 1, 2010. Management believes this statement will not have an impact on its Consolidated Financial Statements. The Company will continue to evaluate the impact of this statement, if any, as the effective date approaches.
Note 2 — Adoption of ASC 470-20 Debt — Debt with Conversion and Other Options
On September 1, 2009 the Company adopted accounting guidance for debt instruments that may be settled in cash upon conversion. This guidance was retrospectively applied to the Company’s $100.0 million of outstanding convertible senior notes with a coupon rate of 2 3/8%. In accordance with ASC 470-20, the Company separately accounts for the liability and equity components in a manner that reflects the entity’s non convertible debt borrowing rate. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component, which is the conversion feature at issuance, is recognized as the difference between the proceeds from the issuance of the notes and the fair value of the liability component. The Company recognized an effective interest rate of 7 3/4% on the carrying value of the debt.
On September 1, 2009 the Company retrospectively recorded on its Consolidated Balance Sheet a debt discount of $17.0 million, a deferred tax liability of $6.7 million and a $10.3 million increase to equity. The debt discount is being amortized using the effective interest rate method through May 2013 and the amortization expense is included in Interest and foreign exchange on the Consolidated Statements of Operations. The pre-tax amortization was $1.0 million for the quarter ended November 30, 2009 and $0.9 million for the quarter ended November 30, 2008. Pre-tax amortization is expected to be approximately $4.1 million in the year ending August 31, 2010, $4.5 million in the year ending August 31, 2011, $4.8 million in the year ending August 31, 2012 and $3.6 million in the year ending August 31, 2013.
The retrospective application of this guidance adjusted Interest and foreign exchange and Net loss attributable to controlling interest for the three months ended November 30, 2008 as indicated below:

		Net loss
		attributable to
	Interest and	controlling	Loss per common share:
(In thousands, except per share amounts)	foreign exchange	interest	Basic	Diluted

Previously reported	$10,846	$(3,329)	$(0.20)	$(0.20)
Adjustment	925	(563)	(0.03)	(0.03)

Revised	$11,771	$(3,892)	$(0.23)	$(0.23)

Note 3 — Inventories

	November 30,	August 31,
(In thousands)	2009	2009

Supplies and raw materials	$117,333	$113,935
Work-in-process	42,181	33,771
Lower of cost or market adjustment	(4,454)	(4,882)

	$155,060	$142,824

Note 4 — Assets Held for Sale

	November 30,	August 31,
(In thousands)	2009	2009

Railcars held for sale	$19,129	$13,625
Railcars in transit to customer	306	192
Finished goods — parts	15,516	17,894

	$34,951	$31,711

Note 5 — Intangibles and other assets
Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized over their useful lives.
The following table summarizes the Company’s identifiable intangible assets balance:

	November 30,	August 31,
(In thousands)	2009	2009

Intangible assets subject to amortization:
Customer relationships	$66,825	$66,825
Accumulated amortization	(10,586)	(9,549)

Other intangibles	5,269	5,187
Accumulated amortization	(2,462)	(2,289)

	59,046	60,174
Intangible assets not subject to amortization	912	912
Prepaid and other assets	34,335	35,816

Total intangible and other assets	$94,293	$96,902

Intangible assets with finite lives are amortized using the straight line method over their estimated useful lives and include the following: proprietary technology, 10 years; trade names, 5 years; patents, 11 years; and long-term customer agreements, 5 to 20 years. Amortization expense for the three months ended November 30, 2009 and 2008 was $1.2 million. Amortization expense for the years ending August 31, 2010, 2011, 2012, 2013 and 2014 is expected to be $4.8 million, $4.7 million, $4.5 million, $4.4 million and $4.3 million.
Note 6 — Revolving Notes
All amounts originating in foreign currency have been translated at the November 30, 2009 exchange rate for the following discussion. As of November 30, 2009 senior secured revolving credit facilities, consisting of two components, aggregated $123.6 million. As of November 30, 2009 a $100.0 million revolving line of credit was available to provide working capital and interim financing of equipment, principally for the United States and Mexican operations. Advances under this facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios. In addition, as of November 30, 2009, lines of credit totaling $23.6 million, with various variable rates, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from March 2010 through June 2010.
As of November 30, 2009 outstanding borrowings under our facilities consists of $4.0 million in letters of credit outstanding under the North American credit facility and $12.8 million in revolving notes outstanding under the European credit facilities.
Note 7 — Accounts Payable and Accrued Liabilities

	November 30,	August 31,
(In thousands)	2009	2009

Trade payables	$127,784	$128,807
Accrued payroll and related liabilities	16,078	16,332
Accrued maintenance	15,347	16,206
Accrued warranty	7,814	8,184
Other	1,652	1,360

	$168,675	$170,889

Note 8 — Warranty Accruals
Warranty costs are estimated and charged to operations to cover a defined warranty period. The estimated warranty cost is based on the history of warranty claims for each particular product type. For new product types without a warranty history, preliminary estimates are based on historical information for similar product types. The warranty accruals, included in accounts payable and accrued liabilities on the Consolidated Balance Sheet, are reviewed periodically and updated based on warranty trends.
Warranty accrual activity:

	Three Months Ended
	November 30,
(In thousands)	2009	2008

Balance at beginning of period	$8,184	$11,873
Charged to cost of revenue	102	205
Payments	(495)	(497)
Currency translation effect	23	(504)

Balance at end of period	$7,814	$11,077

Note 9 — Comprehensive Income (Loss)
The following is a reconciliation of net loss to comprehensive income (loss):

	Three Months Ended
	November 30,
(In thousands)	2009	2008(1)

Net loss	$(3,361)	$(4,460)
Reclassification of derivative financial instruments recognized in net loss during the three months (net of tax effect)	(277)	(52)
Unrealized loss on derivative financial instruments (net of tax effect)	(285)	(6,325)
Foreign currency translation adjustment	917	(5,451)

Comprehensive loss before noncontrolling interest	(3,006)	(16,288)
Comprehensive income attributable to noncontrolling interest	117	568

Comprehensive loss	$(2,889)	$(15,720)

(1)	As adjusted for the effects of ASC 470 — 20 Debt — Debt with Conversion and other Options. See Note 2.
Accumulated other comprehensive income (loss), net of tax effect, consisted of the following:

	Unrealized
	Loss on		Foreign	Accumulated
	Derivative	Pension	Currency	Other
	Financial	Plan	Translation	Comprehensive
(In thousands)	Instruments	Adjustment	Adjustment	Income (Loss)

Balance, August 31, 2009	$(2,506)	$(6,999)	$(285)	$(9,790)
First quarter activity	(562)	—	917	355

Balance, November 30, 2009	$(3,068)	$(6,999)	$632	$(9,435)

Note 10 — Loss Per Share
The reconciliation of shares used in the computation of the Company’s basic and diluted loss per common share is as follows:

	Three Months Ended
	November 30,
(In thousands)	2009	2008
Weighted average basic common shares outstanding	17,087	16,629
Dilutive effect of employee stock options (1)	—	—
Dilutive effect of warrants (1)	—	—

Weighted average diluted common shares outstanding	17,087	16,629

(1)	Dilutive effect of common stock equivalents excluded from per share calculation in 2009 and 2008 due to net loss.
Note 11 — Stock Based Compensation
All stock options were vested prior to September 1, 2005 and accordingly no compensation expense was recorded for stock options for the three months ended November 30, 2009 and 2008. The value of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period, which is generally between two to five years. For the three months ended November 30, 2009 and 2008, $1.4 million and $1.1 million in compensation expense was recorded for restricted stock grants.

Note 12 — Derivative Instruments
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
At November 30, 2009 exchange rates, forward exchange contracts for the purchase of Polish Zloty and the sale of Euro aggregated $44.3 million and sale of Pound Sterling aggregated $1.7 million. Adjusting the foreign currency exchange contracts to the fair value of the cash flow hedges at November 30, 2009 resulted in an unrealized pre-tax loss of $0.4 million that was recorded in accumulated other comprehensive loss. The fair value of the contracts is included in accounts payable and accrued liabilities or accounts receivable on the Consolidated Balance Sheet. As the contracts mature at various dates through June 2011, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations in Interest and foreign exchange.
At November 30, 2009, an interest rate swap agreement had a notional amount of $46.6 million and matures March 2014. The fair value of this cash flow hedge at November 30, 2009 resulted in an unrealized pre-tax loss of $4.4 million. The loss is included in accumulated other comprehensive loss and the fair value of the contract is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from accumulated other comprehensive loss and charged or credited to interest expense. At November 30, 2009 interest rates, approximately $1.4 million would be reclassified to interest expense in the next 12 months.
Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		November 30,			November 30,
		2009	2008		2009	2008
	Balance sheet	Fair	Fair	Balance sheet	Fair	Fair
(In thousands)	location	Value	Value	location	Value	Value

Derivatives designated as hedging instruments

Foreign forward exchange contracts	Accounts receivable	$900	$—	Accounts payable and accrued liabilities	$1,350	$3,579

Interest rate swap contracts	Other assets	—	—	Accounts payable and accrued liabilities	4,427	3,662

		$900	$—		$5,777	$7,241

Derivatives not designated as hedging instruments

Foreign forward exchange contracts	Accounts receivable	$61	$—	Accounts payable and accrued liabilities	$223	$2,239

The Effect of Derivative Instruments on the Statement of Operations

		Loss recognized in income on derivative
Derivatives in cash	Location of loss recognized in income on	Three months ended November 30,
flow hedging relationships	derivative	2009	2008

Foreign forward exchange contract	Interest and foreign exchange	$(367)	$(3,068)

							Loss recognized on
						Location of loss	derivative
						in income on	(ineffective portion
			Location of	Loss reclassified from		derivative	and amount
	Loss recognized in		loss	accumulated OCI into		(ineffective	excluded from
	OCI on derivatives		reclassified	income (effective		portion and	effectiveness
	(effective portion)		from	portion)		amount	testing)
	Three months ended		accumulated	Three months ended		excluded from	Three months ended
Derivatives in cash flow	November 30,		OCI into	November 30,		effectiveness	November 30,
hedging relationships	2009	2008	income	2009	2008	testing)	2009	2008
Foreign forward exchange contracts	$(151)	$(6,434)	Revenue	$(246)	$(1,039)	Interest and foreign exchange	$—	$(1,200)

Interest rate swap contracts	(809)	(3,339)	Interest and foreign exchange	(437)	(55)	Interest and foreign exchange	—	—

	$(960)	$(9,773)		$(683)	$(1,094)		$—	$(1,200)

Note 13 — Segment Information
Greenbrier operates in three reportable segments: Manufacturing, Refurbishment & Parts and Leasing & Services. The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s 2009 Annual Report on Form 10-K. Performance is evaluated based on margin. Intersegment sales and transfers are generally accounted for at fair value as if the sales or transfers were to third parties. While intercompany transactions are treated like third-party transactions to evaluate segment performance, the revenues and related expenses are eliminated in consolidation and therefore do not impact consolidated results.
The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

	Three Months Ended
	November 30,
(In thousands)	2009	2008(1)
Revenue:
Manufacturing	$74,637	$120,045
Refurbishment & Parts	93,184	133,613
Leasing & Services	18,878	21,421
Intersegment eliminations	(15,006)	(18,950)

	$171,693	$256,129

	Three Months Ended
	November 30,
(In thousands)	2009	2008(1)
Margin:
Manufacturing	$4,231	$(4,206)
Refurbishment & Parts	9,697	12,953
Leasing & Services	7,714	9,204

Segment margin total	21,642	17,951
Less: unallocated expenses:
Selling and administrative	16,208	15,980
Interest and foreign exchange	11,112	11,771
Loss before income taxes, noncontrolling interest and equity in unconsolidated subsidiary	$(5,678)	$(9,800)

(1)	As adjusted for the effects of ASC 470 — 20 Debt — Debt with Conversion and other Options. See Note 2.
Note 14 — Commitments and Contingencies
Environmental studies have been conducted of the Company’s owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting Greenbrier’s facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). Greenbrier and more than 80 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company, have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The study is expected to be completed in 2011. In February 2008, the EPA sought information from over 200 additional entities, including other federal agencies in order to determine whether additional General Notice letters were warranted. Seventy-one parties have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately 110 additional parties have signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc.et al, US District Court, District of Oregon, Case #3:09-cv-453-PK. As of October 21, 2009, all but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice. The case has now been stayed pending completion of RI/FS. In addition, the Company has entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. The Company is also conducting groundwater remediation relating to a historical spill on the property which antedates its ownership.
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

Greenbrier and a customer, SEB Finans AB (SEB), have raised performance concerns related to a component that the Company installed on 372 railcar units with an aggregate sales value of approximately $20.0 million produced under a contract with SEB. On December 9, 2005, SEB filed a Statement of Claim in an arbitration proceeding in Stockholm, Sweden, against Greenbrier alleging that the cars were defective and could not be used for their intended purpose. A settlement agreement was entered into effective February 28, 2007 pursuant to which the railcar units previously delivered were to be repaired and the remaining units completed and delivered to SEB. Greenbrier is proceeding with repairs of the railcars in accordance with terms of the settlement agreement, though SEB has recently made additional warranty claims, including claims with respect to cars that have been repaired pursuant to the agreement. Greenbrier is evaluating SEB’s new warranty claim. Current estimates of potential costs of such repairs do not exceed amounts accrued.
When the Company acquired the assets of the Freight Wagon Division of DaimlerChrysler in January 2000, it acquired a contract to build 201 freight cars for Okombi GmbH, a subsidiary of Rail Cargo Austria AG. Subsequently, Okombi made breach of warranty and late delivery claims against the Company which grew out of design and certification problems. All of these issues were settled as of March 2004. Additional allegations have been made, the most serious of which involve cracks to the structure of the cars. Okombi has been required to remove all 201 freight cars from service, and a formal claim has been made against the Company. Legal, technical and commercial evaluations are on-going to determine what obligations the Company might have, if any, to remedy the alleged defects.
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
The Company has entered into contingent rental assistance agreements, aggregating $6.6 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods of up to three years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three months ended November 30, 2009 an accrual of $0.1 million was recorded to cover future obligations. For the three months ended November 30, 2008 no accrual was made to cover estimated obligations as management determined no additional rental shortfall was probable. The remaining balance of the accrued liability was $0.1 million as November 30, 2009. All of these agreements were entered into prior to December 31, 2002 and have not been modified since.
A portion of Leasing & Services revenue is derived from “car hire” which is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration either the owner’s or user’s rate is selected and that rate becomes effective for a one-year period. There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue for the Company which amounted to $4.0 million and $5.9 million for the three months ended November 30, 2009 and 2008.
In accordance with customary business practices in Europe, the Company has $14.4 million in bank and third party performance and warranty guarantee facilities, all of which have been utilized as of November 30, 2009. To date no amounts have been drawn under these performance and warranty guarantee facilities.
At November 30, 2009, an unconsolidated subsidiary had $2.2 million of third party debt, for which the Company has guaranteed 33% or approximately $0.7 million. In the event that there is a change in control or insolvency by any of the three 33% investors that have guaranteed the debt, the remaining investors’ share of the guarantee will increase proportionately.
The Company has outstanding letters of credit aggregating $4.0 million associated with facility leases and payroll.
Note 15 — Fair Value of Financial Instruments
The estimated fair values of financial instruments and the methods and assumptions used to estimate such fair values are as follows:

	Carrying	Estimated
(In thousands)	Amount	Fair Value
Notes payable as of November 30, 2009	$527,837	$510,807
Notes payable as of August 31, 2009	$525,149	$508,372
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
Note 16 — Fair Value Measures
Certain assets and liabilities are reported at fair value on either a recurring or nonrecurring basis. Fair value, for this disclosure, is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, under a three-tier fair value hierarchy which prioritizes the inputs used in measuring a fair value as follows:
Level 1 —	observable inputs such as quoted prices in active markets;

Level 2 —	inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; and

Level 3 —	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value on a recurring basis as of November 30, 2009 are:

(In thousands)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$961	$—	$961	$—
Nonqualified savings plan	6,326	6,326	—	—
Money market and other short term investments	29,951	29,951	—	—

	$37,238	$36,277	$961	$—

Liabilities:
Derivative financial instruments	$6,000	$—	$6,000	$—

(1)	Level 2 assets include derivative financial instruments which are valued based on significant observable inputs. See note 12 for further discussion.
Assets or liabilities measured at fair value on a nonrecurring basis as of November 30, 2009 are:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Goodwill	$137,066	$—	$—	$137,066

Liabilities:
Warrants	$11,175	$—	$—	$11,175

Note 17 — Guarantor/Non Guarantor
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
The following represents the supplemental condensed consolidating financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of November 30, 2009 and August 31, 2009 and for the three months ended November 30, 2009 and 2008. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

The Greenbrier Companies, Inc.
Condensed Consolidating Balance Sheet
November 30, 2009
(In thousands)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$50,072	$244	$15,077	$—	$65,393
Restricted cash	—	1,599	1,801	—	3,400
Accounts and notes receivable	63,668	24,321	10,464	2	98,455
Inventories	—	108,285	46,775	—	155,060
Assets held for sale	—	34,944	306	(299)	34,951
Equipment on operating leases	—	318,145	—	(2,066)	316,079
Investment in direct finance leases	—	7,826	—	—	7,826
Property, plant and equipment	5,101	84,186	37,710	—	126,997
Goodwill	—	137,066	—	—	137,066
Intangibles and other	499,068	102,684	2,333	(509,792)	94,293

	$617,909	$819,300	$114,466	$(512,155)	$1,039,520

Liabilities and Stockholders’ Equity
Revolving notes	$—	$—	$12,807	$—	$12,807
Accounts payable and accrued liabilities	2,325	124,356	41,992	2	168,675
Losses in excess of investment in de-consolidated subsidiary	15,313	—	—	—	15,313
Deferred income taxes	(5,462)	79,500	(5,521)	(544)	67,973
Deferred revenue	737	16,575	—	—	17,312
Notes payable	382,791	143,427	1,619	—	527,837

Stockholders’ equity controlling interest	222,205	455,442	63,569	(519,011)	222,205
Noncontrolling interest	—	—	—	7,398	7,398

Total Stockholders’ Equity	222,205	455,442	63,569	(511,613)	229,603

	$617,909	$819,300	$114,466	$(512,155)	$1,039,520

The Greenbrier Companies, Inc.
Condensed Consolidating Statement of Operations
For the quarter ended November 30, 2009
(In thousands)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$20,347	$54,161	$(14,430)	$60,078
Refurbishment & Parts	—	92,983	—	—	92,983
Leasing & Services	536	18,537	—	(441)	18,632

	536	131,867	54,161	(14,871)	171,693

Cost of revenue
Manufacturing	—	19,334	49,383	(12,870)	55,847
Refurbishment & Parts	—	83,286	—	—	83,286
Leasing & Services	—	10,935	—	(17)	10,918

	—	113,555	49,383	(12,887)	150,051

Margin	536	18,312	4,778	(1,984)	21,642

Other costs
Selling and administrative expense	7,814	5,036	3,358	—	16,208
Interest and foreign exchange	9,565	1,121	867	(441)	11,112

	17,379	6,157	4,225	(441)	27,320
Earnings (loss) before income taxes, noncontrolling interest and equity in unconsolidated subsidiary	(16,843)	12,155	553	(1,543)	(5,678)

Income tax (expense) benefit	6,747	(4,878)	324	307	2,500

	(10,096)	7,277	877	(1,236)	(3,178)
Equity in earnings (loss) of unconsolidated subsidiaries	6,852	(1,603)	—	(5,432)	(183)

Net earnings (loss)	(3,244)	5,674	877	(6,668)	(3,361)

Less: Net loss attributable to noncontrolling interest	—	—	—	117	117

Net earnings (loss) attributable to controlling interest	$(3,244)	$5,674	$877	$(6,551)	$(3,244)

The Greenbrier Companies, Inc.
Condensed Consolidating Statement of Cash Flows
For the quarter ended November 30, 2009
(In thousands)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(3,244)	$5,674	$877	$(6,668)	$(3,361)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(3,408)	1,963	(396)	614	(1,227)
Depreciation and amortization	491	7,071	1,847	(17)	9,392
Gain on sales of equipment	—	(851)	—	—	(851)
Accretion of debt discount	2,116	—	—	—	2,116
Other	1,368	88	10	(1,209)	257
Decrease (increase) in assets
Accounts receivable	(3,922)	9,543	9,401	1,066	16,088
Inventories	—	(7,185)	(4,380)	—	(11,565)
Assets held for sale	—	(3,404)	(113)	299	(3,218)
Other	545	1,356	550	—	2,451
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	(5,711)	2,765	(212)	2	(3,156)
Deferred revenue	(39)	(1,790)	—	—	(1,829)

Net cash provided by (used in) operating activities	(11,804)	15,230	7,584	(5,913)	5,097

Cash flows from investing activities:
Principal payments received under direct finance leases	—	115	—	—	115
Proceeds from sales of equipment	—	2,667	—	—	2,667
Investment in and advances to unconsolidated subsidiaries	(6,852)	970	—	5,432	(450)
Intercompany advances	12	—	—	(12)	—
Increase in restricted cash	—	(516)	(1,801)	—	(2,317)
Capital expenditures	(436)	(11,692)	(292)	481	(11,939)

Net cash provided by (used in) investing activities	(7,276)	(8,456)	(2,093)	5,901	(11,924)

Cash flows from financing activities:
Changes in revolving notes	—	—	(3,896)	—	(3,896)
Intercompany advances	5,667	(5,531)	(148)	12	—
Net proceeds from issuance of notes payable	—	—	1,712	—	1,712
Repayments of notes payable	—	(1,045)	(202)	—	(1,247)

Net cash provided by (used in ) financing activities	5,667	(6,576)	(2,534)	12	(3,431)

Effect of exchange rate changes	—	(375)	(161)	—	(536)

Increase (decrease) in cash and cash equivalents	(13,413)	(177)	2,796	—	(10,794)
Cash and cash equivalents
Beginning of period	63,485	421	12,281	—	76,187

End of period	$50,072	$244	$15,077	$—	$65,393

The Greenbrier Companies, Inc.
Condensed Consolidating Balance Sheet
August 31, 2009
(In thousands)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent(1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated(1)
Assets
Cash and cash equivalents	$63,485	$421	$12,281	$—	$76,187
Restricted cash	—	1,083	—	—	1,083
Accounts and notes receivable	65,425	28,213	18,665	1,068	113,371
Inventories	—	101,100	41,724	—	142,824
Assets held for sale	—	31,519	192	—	31,711
Equipment on operating leases	—	7,990	—	—	7,990
Investment in direct finance leases	—	314,785	—	(1,602)	313,183
Property, plant and equipment	5,157	83,907	38,910	—	127,974
Goodwill	—	137,066	—	—	137,066
Intangibles and other	492,406	106,121	2,380	(504,005)	96,902

	$626,473	$812,205	$114,152	$(504,539)	$1,048,291

Liabilities and Stockholders’ Equity
Revolving notes	$—	$—	$16,041	$—	$16,041
Accounts payable and accrued liabilities	8,037	121,578	41,274	—	170,889
Losses in excess of investment in de-consolidated subsidiary	15,313	—	—	—	15,313
Deferred income taxes	(2,055)	77,537	(5,124)	(1,159)	69,199
Deferred revenue	776	18,474	—	—	19,250
Notes payable	380,676	144,473	—	—	525,149

Stockholders’ equity controlling interest	223,726	450,143	61,961	(512,104)	223,726
Noncontrolling interest	—	—	—	8,724	8,724

Total Stockholders’ Equity	223,726	450,143	61,961	(503,380)	232,450

	$626,473	$812,205	$114,152	$(504,539)	$1,048,291

(1)	As adjusted for the effects of ASC 470 — 20 Debt — Debt with Conversion and other Options. See Note 2.

The Greenbrier Companies, Inc.
Condensed Consolidating Statement of Operations
For the quarter ended November 30, 2008
(In thousands)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent(1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated(1)
Revenue
Manufacturing	$—	$41,643	$84,861	$(23,787)	$102,717
Refurbishment & Parts	—	132,259	20	—	132,279
Leasing & Services	364	21,119	—	(350)	21,133

	364	195,021	84,881	(24,137)	256,129

Cost of revenue
Manufacturing	—	44,556	85,979	(23,612)	106,923
Refurbishment & Parts	—	119,303	23	—	119,326
Leasing & Services	—	11,946	—	(17)	11,929

	—	175,805	86,002	(23,629)	238,178

Margin	364	19,216	(1,121)	(508)	17,951

Other costs
Selling and administrative expense	6,493	7,097	2,390	—	15,980
Interest and foreign exchange	7,952	1,530	2,640	(351)	11,771

	14,445	8,627	5,030	(351)	27,751
Earnings (loss) before income taxes, noncontrolling interest and equity in unconsolidated subsidiary	(14,081)	10,590	(6,151)	(157)	(9,800)

Income tax (expense) benefit	7,603	(4,437)	1,338	402	4,906

	(6,478)	6,152	(4,813)	245	(4,894)

Equity in earnings (loss) of unconsolidated subsidiaries	2,586	(1,485)	—	(667)	434

Net earnings (loss)	(3,892)	4,667	(4,813)	(422)	(4,460)

Less: Net loss attributable to noncontrolling interest	—	—	28	540	568

Net earnings (loss) attributable to the controlling interest	$(3,892)	$4,667	$(4,785)	$118	$(3,892)

(1)	As adjusted for the effects of ASC 470 — 20 Debt — Debt with Conversion and other Options. See Note 2.

The Greenbrier Companies, Inc.
Condensed Consolidating Statement of Cash Flows
For the quarter ended November 30, 2008
(In thousands)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent(1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated(1)
Cash flows from operating activities:
Net earnings (loss)	$(3,892)	$4,667	$(4,813)	$(422)	$(4,460)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	82	1,657	602	(181)	2,160
Depreciation and amortization	310	7,209	2,054	(17)	9,556
Gain on sales of equipment	—	(289)	—	—	(289)
Accretion of debt discount	925	—	—	—	925
Other	—	135	1,210	(1,147)	198
Decrease (increase) in assets
Accounts receivable	(2,320)	1,197	20,861	(893)	18,845
Inventories	—	(7,431)	(7,829)	—	(15,260)
Assets held for sale	—	(11,762)	879	—	(10,883)
Other	294	1,073	(402)	(496)	469
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	10,452	(29,429)	(7,077)	707	(25,347)
Deferred revenue	(39)	3,215	(1,464)	—	1,712

Net cash provided by (used in) operating activities	5,812	(29,758)	4,021	(2,449)	(22,374)

Cash flows from investing activities:
Principal payments received under direct finance leases	—	105	—	—	105
Proceeds from sales of equipment	—	306	—	—	306
Investment in and advances to unconsolidated subsidiaries	(4,281)	1,919	—	2,362	—
Decrease in restricted cash	—	—	433		433
Capital expenditures	(691)	(5,066)	(2,803)	87	(8,473)

Net cash provided by (used in) investing activities	(4,972)	(2,736)	(2,370)	2,449	(7,629)

Cash flows from financing activities:
Changes in revolving notes	55,100	—	(4,038)	—	51,062
Intercompany advances	(43,605)	37,557	6,048	—	—
Repayments of notes payable	(355)	(3,543)	(291)	—	(4,189)
Investment by joint venture partner	—	—	1,400	—	1,400
Other	1,152	—	—	—	1,152

Net cash provided by financing activities	12,292	34,014	3,119	—	49,425

Effect of exchange rate changes	19	(3,113)	(3,520)	—	(6,614)

Increase (decrease) in cash and cash equivalents	13,151	(1,593)	1,250	—	12,808
Cash and cash equivalents
Beginning of period	—	1,593	4,364	—	5,957

End of period	$13,151	$—	$5,614	$—	$18,765

(1)	As adjusted for the effects of ASC 470 — 20 Debt — Debt with Conversion and other Options. See Note 2.

Note 18 — Subsequent Events
Subsequent to quarter end, the Company amended its new railcar manufacturing agreement with General Electric Railcar Services Corporation (GER), a subsidiary of GE Capital, GE’s financial services business. Under the terms of the original 2007 contract, the Company was to manufacture 11,900 new tank cars and hopper cars for GER over an eight-year period, of which the last 8,500 units would be delivered subject to Greenbrier’s fulfillment of certain contractual conditions. Deliveries to GER commenced in December 2008 and as of December 15, 2009 approximately 600 railcars had been delivered and accepted under the original contract.
Under the terms of the modified contract, the parties agreed to reduce the contract quantities to up to 6,000 railcars. Greenbrier expects to build the first 3,800 tank cars and hopper cars by July 2013. The delivery and purchase price of these units is agreed upon, with the purchase price subject to adjustments for changes in the Company’s material costs. The blended purchase price on these 3,800 units represents a price increase from the original contract and delivery of these units has been extended by 27 months from the original contract. The remaining 2,200 tank and hopper cars are subject to fulfillment of certain contractual conditions by both parties in their sole discretion and would occur over the next five-year period. In addition, Greenbrier has retained the right of first refusal, subject to certain qualifications, to manufacture all new railcar builds for GER through December 2018.
In addition, Greenbrier will become a Preferred Railcar Maintenance Provider for GER’s fleet of railcars and will perform railcar maintenance and refurbishment work for GER under a new five-year agreement with a minimum contract value of approximately $25 million. Under this contract, Greenbrier will, in the third quarter of fiscal 2010, begin to cut-down 485 double-stack intermodal platforms from 48’ in length to 40’ in length at the Company’s Gunderson facility in Portland, Oregon. In certain situations, Greenbrier has also obtained a right of first refusal, subject to certain qualifications, to perform railcar refurbishment and program work through March 7, 2015. Greenbrier will share with Greenbrier-GIMSA LLC in an equitable manner all of the benefits (net of any expenses) received from GER as a result of the amended agreement.
Greenbrier has financed the working capital needs of its Mexican joint venture through a $27.0 million secured, interest bearing loan. The Company is seeking a third party line of credit to support the joint venture due in part to current limitations in the Company’s existing loan covenants. In September 2009, the joint venture obtained a $1.8 million term loan, secured by certain of the joint venture’s property, plant and equipment. Subsequent to quarter end the joint venture repaid $1.8 million of the Greenbrier loan. Also subsequent to quarter end the joint venture obtained a revolving line of credit of up to $10.0 million secured by certain of the joint venture’s accounts receivable and inventory.
Management has evaluated subsequent events as of January 8, 2010, the date the financial statements were issued, and has determined there are no other subsequent events to be reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We operate in three primary business segments: Manufacturing, Refurbishment & Parts and Leasing & Services. These three business segments are operationally integrated. The Manufacturing segment, operating from four facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. The Refurbishment & Parts segment performs railcar repair, refurbishment and maintenance activities in the United States and Mexico as well as wheel, axle and bearing servicing, and production and reconditioning of a variety of parts for the railroad industry. The Leasing & Services segment owns approximately 9,000 railcars and provides management services for approximately 223,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. Management evaluates segment performance based on margins. We also produce rail castings through an unconsolidated joint venture.
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
The rail and marine industries are cyclical in nature. Customer orders may be subject to cancellations and contain terms and conditions customary in the industry. Historically, little variation has been experienced between the product ordered and the product actually delivered. Recent economic conditions have caused some customers to consider renegotiation, delay or cancellation of orders. Our railcar and marine backlogs are not necessarily indicative of future results of operations.
Subsequent to quarter end we modified our long-term new railcar contract with General Electric Railcar Services Corporation (GE). Under the terms of the modified contract, the parties have agreed to reduce the contract quantities to up to 6,000 railcars. We expect to build the first 3,800 tank cars and hopper cars by July 2013. The delivery and purchase price of these units is agreed upon, with the purchase price subject to adjustments for changes in the material costs. The blended purchase price of the 3,800 units represents a price increase from the original contract and delivery of these units has been extended by 27 months from the original contract. The remaining 2,200 tank and hopper cars are subject to fulfillment of certain contractual conditions by both parties in their sole discretion and would occur over the next five-year period. In addition, we have retained the right of first refusal, subject to certain qualifications, to manufacture all new railcar builds for GE through December 2018.
In addition, we will become a Preferred Railcar Maintenance Provider for GE’s fleet of railcars and will perform railcar maintenance and refurbishment work for GE under a new five-year agreement with a minimum contract value of approximately $25 million. Under this contract, we will, in the third quarter of fiscal 2010, begin to cut-down 485 double-stack intermodal platforms from 48’ in length to 40’ in length at our Gunderson facility in Portland, Oregon. In certain situations, we have also obtained a right of first refusal, subject to certain qualifications, to perform railcar refurbishment and program work through March 7, 2015. We will share with Greenbrier-GIMSA LLC in an equitable manner all of the benefits (net of any expenses) received from GE as a result of the amended agreement.
Multi-year supply agreements are a part of rail industry practice. Our total manufacturing backlog of railcars for sale and lease, including the GE contract modifications, as of November 30, 2009 was approximately 4,900 units with an estimated value of $430 million compared to 15,900 units valued at $1.39 billion as of November 30, 2008. The November 30, 2009 backlog does not include the contingent production of 2,200 units for GE. Based on current production plans, approximately 2,000 units in backlog are scheduled for delivery in fiscal year 2010. There are currently 400 units in backlog that are subject to certain cancellation provisions. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog.
Marine backlog was approximately $96.0 million as of November 30, 2009, and reflects the cancellation of one barge subsequent to quarter end. Approximately $31.0 million of backlog is scheduled for delivery in the remainder of fiscal year 2010. The balance of the production is scheduled into 2012.
Prices for steel, a primary component of railcars and barges, and related surcharges have fluctuated significantly and remain volatile. In addition, the price of certain railcar components, which are a product of steel, are affected by steel price fluctuations. Prices for steel, railcar components and scrap steel have fluctuated and remain volatile. New railcar and marine backlog generally either includes fixed price contracts which anticipate material price increases and surcharges, or contracts that contain actual pass through of material price increases and surcharges. We are aggressively working to mitigate these exposures. The Company’s integrated business model has helped offset some of the effects of fluctuating steel and scrap steel prices, as a portion of our business segments benefit from rising steel scrap prices while other segments benefit from lower steel and scrap steel prices through enhanced margins.
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
Railcars are generally manufactured, repaired or refurbished under firm orders from third parties. Revenue is recognized when new or refurbished railcars are completed, accepted by an unaffiliated customer and contractual contingencies removed. Marine revenues are either recognized on the percentage of completion method during the construction period or on the completed contract method based on terms of the contract. Cash payments received in advance prior to meeting revenue recognition criteria are accounted for in deferred revenue. Direct finance lease revenue is recognized over the lease term in a manner that produces a constant rate of return on the net investment in the lease. Operating lease revenue is recognized as earned under the lease terms. Certain leases are operated under car hire arrangements whereby revenue is earned based on utilization, car hire rates and terms specified in the lease agreement. Car hire revenue is reported from a third party source two months in arrears; however, such revenue is accrued in the month earned based on estimates of use from historical activity and is adjusted to actual as reported. Such adjustments historically have not differed significantly from the estimate.
Impairment of long-lived assets — When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets are evaluated for impairment. If the forecasted undiscounted future cash flows are less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to fair value is recognized in the current period. These estimates are based on the best information available at the time of the impairment and could be materially different if circumstances change.
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
We perform a goodwill impairment test annually during the third quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The provisions of ASC 350, Intangibles — Goodwill and Other, require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit with its carrying value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. The second step of the goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In the second step we would compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The goodwill balance as of November 30, 2009 of $137.1 million relates to the Refurbishment & Parts segment.
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

Results of Operations
Three Months Ended November 30, 2009 Compared to Three Months Ended November 30, 2008
Overview
Total revenue for the three months ended November 30, 2009 was $171.7 million, a decrease of $84.4 million from revenues of $256.1 million in the prior comparable period. Net loss attributable to controlling interest for the three months ended November 30, 2009 was $3.2 million or $0.19 per diluted common share compared to net loss attributable to controlling interest of $3.9 million or $0.23 per diluted common share for the three months ended November 30, 2008. The net loss attributable to controlling interest for the three months ended November 30, 2009 included noncash charges of warrant amortization expense and amortization of convertible debt discount related to the adoption of ASC 470-20 aggregating $2.1 million pre-tax, $1.2 million net of tax or $0.07 per diluted common share. The net loss attributable to controlling interest for the three months ended November 30, 2008 included noncash amortization expense of the convertible debt discount related to the adoption of ASC 470-20 of $0.9 million pre-tax, $0.6 million net of tax or $0.03 per diluted common share.
Manufacturing Segment
Manufacturing revenue includes results from new railcar and marine production. New railcar delivery and backlog information includes all facilities.
Manufacturing revenue for the three months ended November 30, 2009 was $60.1 million compared to $102.7 million in the corresponding prior period, a decrease of $42.6 million. The decrease was due to lower railcar deliveries, somewhat offset by a change in product mix with higher per unit sales prices. New railcar deliveries were approximately 350 units in the current period compared to approximately 800 units in the prior comparable period.
Manufacturing margin as a percentage of revenue for the three months ended November 30, 2009 was 7.0% compared to a margin of negative 4.1% for the three months ended November 30, 2008. The increase was primarily the result of a more favorable product mix and improved production efficiencies, partially offset by less efficient absorption of overhead due to operating at lower levels of production and plant utilization. In addition, the prior period included loss contingencies on certain production of $0.5 million.
Refurbishment & Parts Segment
Refurbishment & Parts revenue was $93.0 million for the three months ended November 30, 2009 compared to revenue of $132.3 million in the prior comparable period. The decrease of $39.3 million was primarily due to lower sales volumes across all product and service types and a further decline in the price for scrap metal, both due to the current economic environment.
Refurbishment & Parts margin as a percentage of revenue was 10.4% for the three months ended November 30, 2009 compared to 9.8% for the three months ended November 30, 2008. The increase was primarily the result of cost reduction efforts.
Leasing & Services Segment
Leasing & Services revenue was $18.6 million for the three months ended November 30, 2009 compared to $21.1 million for the three months ended November 30, 2008. The decrease was primarily a result of lower rent generated from the lease fleet offset slightly by higher gains on sale of assets from the lease fleet.
Pre-tax gains on sale of $0.9 million were realized on the disposition of leased equipment, compared to $0.3 million in the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.
Leasing & Services margin as a percentage of revenue was 41.4% and 43.6% for the three-month periods ended November 30, 2009 and 2008. The decrease was primarily a result of lower lease fleet utilization and lower earnings on certain car hire utilization leases. This was partially offset by increased gains on sales of assets from the lease fleet which has no associated cost of revenue.
The percentage of owned units on lease as of November 30, 2009 was 91.3% compared to 93.3% at November 30, 2008.
Other Costs
Selling and administrative expense was $16.2 million for the three months ended November 30, 2009 compared to $16.0 million for the comparable prior period, an increase of $0.2 million. The increase was primarily due to the reversal of certain reserves of $0.2 million taken in the current year compared to $1.0 million in the prior year. Excluding these reserve reversals, selling and administrative expense was lower in the current period principally due to decreased employee related costs and the effects of cost reduction efforts.
Interest and foreign exchange expense was $11.1 million for the three months ended November 30, 2009, compared to $11.8 million in the prior comparable period. The decrease was a result of declines in interest rates, lower outstanding borrowings and a lower foreign exchange loss. The prior period included a $1.2 million foreign exchange loss that was recorded in association with foreign currency forward exchange contracts that did not qualify for hedge accounting treatment. These decreases were partially offset by two non cash items, warrant amortization expense and the amortization of the convertible debt discount.

	Three Months Ended
	November 30,		Increase
(In thousands)	2009	2008	(decrease)
Interest and foreign exchange:
Interest and other expense	$8,808	9,665	$(857)
Warrant amortization	1,118	—	1,118
Amortization of convertible debt discount	998	925	73
Foreign exchange loss	188	1,181	(993)

	$11,112	$11,771	$(659)

Income Tax
The provision for income taxes was a benefit of $2.5 million and $4.9 million for the three months ended November 30, 2009 and 2008. The provision for income taxes is based on projected consolidated results of operations for the entire year which resulted in an estimated 36.0% annual effective tax rate on pre-tax income for fiscal year 2010. The effective tax rate fluctuates from year to year due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating results for certain operations with no related tax benefit. The actual tax rate for the three months ended November 30, 2009 was 44.0% as compared to 50.1% in the prior comparable period. The actual rate of 44.0% differs from the estimated effective rate of 36.0% primarily as a result of the reversal of $0.8 million in liabilities for uncertain tax positions for which we are no longer subject to examination by tax authorities.
Liquidity and Capital Resources
We have been financed through cash generated from operations and borrowings. During the quarter ended November 30, 2009, cash decreased $10.8 million to $65.4 million from $76.2 million at August 31, 2009.
Cash provided by operations for the three months ended November 30, 2009 was $5.1 million compared to cash used in operations of $22.4 million for the three months ended November 30, 2008. The change was primarily due to timing of working capital needs including purchases of railcars held for sale, timing of inventory purchases and varying customer payment terms.
Cash used in investing activities, primarily for capital expenditures, was $11.9 million for the three months ended November 30, 2009 compared to $7.6 million in the prior comparable period.

Capital expenditures totaled $11.9 million and $8.5 million for the three months ended November 30, 2009 and 2008. Of these capital expenditures, approximately $8.4 million and $3.3 million were attributable to Leasing & Services operations. Leasing & Services capital expenditures for 2010, net of proceeds from sales of equipment, are expected to be minimal depending on market conditions and fleet management objectives. We regularly sell assets from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures. Proceeds from sales of equipment were $2.7 million and $0.3 million for the three months ended November 30, 2009 and 2008.
Approximately $0.6 million and $4.5 million of capital expenditures for the three months ended November 30, 2009 and 2008 were attributable to manufacturing operations. Capital expenditures for manufacturing operations are expected to be approximately $7.0 million in 2010 and primarily relate to maintenance of existing equipment and ERP implementation.
Refurbishment & Parts capital expenditures for the three months ended November 30, 2009 and 2008 were $2.9 million and $0.7 million and are expected to be approximately $16.0 million in 2010 for maintenance of existing facilities and equipment, ERP implementation and some expansion.
Cash used in financing activities was $3.4 million for the three months ended November 30, 2009 compared to cash provided in financing activities of $49.4 million during the three months ended November 30, 2008. During the three months ended November 30, 2009 we repaid $3.9 million in net revolving credit lines and $1.2 million in term debt. This was partially offset by $1.7 million received in net proceeds from a new term loan borrowing. During the prior comparable period $51.1 million in net proceeds were received from revolving note borrowings.
All amounts originating in foreign currency have been translated at the November 30, 2009 exchange rate for the following discussion. As of November 30, 2009 senior secured revolving credit facilities, consisting of two components, aggregated $123.6 million. As of November 30, 2009 a $100.0 million revolving line of credit was available to provide working capital and interim financing of equipment, principally for the United States and Mexican operations. Advances under this revolving credit facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. In addition, current lines of credit totaling $23.6 million, with various variable rates, are available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from March 2010 through June 2010. As of November 30, 2009 outstanding borrowings under our facilities consists of $4.0 million in letters of credit outstanding under the North American credit facility and $12.8 million in revolving notes outstanding under the European credit facilities.
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
Available borrowings under our credit facilities are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which, as of November 30, 2009 would allow for maximum additional borrowing of $110.5 million. The Company has an aggregate of $106.8 million available to draw down under the committed credit facilities as of November 30, 2009. This amount consists of $96.0 million available on the North American credit facility and $10.8 million on the European credit facilities.
We have operations in Mexico and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales.

Foreign operations give rise to risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. No provision has been made for credit loss due to counterparty non-performance.
Greenbrier has financed the working capital needs of our Mexican joint venture through a $27.0 million secured, interest bearing loan. We are seeking a third party line of credit to support the joint venture due in part to current limitations in our existing loan covenants. In September 2009, the joint venture obtained a $1.8 million term loan, secured by certain of the joint venture’s property, plant and equipment. Subsequent to quarter end the joint venture repaid $1.8 million of our loan. Also subsequent to quarter end the joint venture obtained a revolving line of credit of up to $10.0 million secured by certain of the joint ventures accounts receivable and inventory.
In accordance with customary business practices in Europe, we have $14.4 million in bank and third party performance and warranty guarantee facilities, all of which have been utilized as of November 30, 2009. To date no amounts have been drawn under these performance and warranty guarantees.
Quarterly dividends were suspended as of the third quarter 2009. A quarterly dividend of $.04 per share was declared during the second quarter of 2009. Quarterly dividends of $.08 per share were declared each quarter from the fourth quarter of 2005 through the first quarter of 2009.
We have advanced $0.5 million in long-term advances to an unconsolidated subsidiary which are secured by accounts receivable and inventory. As of November 30, 2009, this same unconsolidated subsidiary had $2.2 million in third party debt for which we have guaranteed 33% or approximately $0.7 million. The facility has been idled and expects to restart production when demand returns. We, along with our partners, have made an additional equity investment during the first quarter of 2010, our share of which was $0.5 million. Additional investments may be required later in the year.
We expect existing funds and cash generated from operations, together with proceeds from financing activities including borrowings under existing credit facilities and long-term financings, to be sufficient to fund dividends, if any, working capital needs, planned capital expenditures and expected debt repayments for the foreseeable future.
Off Balance Sheet Arrangements
We do not currently have off balance sheet arrangements that have or are likely to have a material current or future effect on our Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We have operations in Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At November 30, 2009, $46.0 million of forecast sales in Europe were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results. We believe the exposure to foreign exchange risk is not material.
In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At November 30, 2009, net assets of foreign subsidiaries aggregated $27.2 million and a 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of $2.7 million, 1.2% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.
Interest Rate Risk
We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $46.6 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At November 30, 2009, 67% of our debt has fixed rates and 33% has variable rates. At November 30, 2009, a uniform 10% increase in interest rates would result in approximately $0.5 million of additional annual interest expense.

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Item 4T. CONTROLS AND PROCEDURES
Not applicable

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There is hereby incorporated by reference the information disclosed in Note 14 to Consolidated Financial Statements, Part I of this quarterly report.
Item 1a. Risk Factors
There have been no material changes in our risk factors described in our Annual Report on Form 10-K for the year ended August 31, 2009.
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

THE GREENBRIER COMPANIES, INC.
Date: January 8, 2010	By:	/s/ Mark J. Rittenbaum
Mark J. Rittenbaum
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 8, 2010	By:	/s/ James W. Cruckshank
James W. Cruckshank
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)