Form 10-Q
period 2010-02-28
GREENBRIER COMPANIES INC
filed 2010-04-07
CIK 923120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 28, 2010

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
The number of shares of the registrant’s common stock, without par value, outstanding on March 31, 2010 was 17,135,560 shares.

THE GREENBRIER COMPANIES, INC.
Forward-Looking Statements
From time to time, The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) or their representatives have made or may make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission, including this filing on Form 10-Q. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:
•	availability of financing sources and borrowing base for working capital, other business development activities, capital spending and railcar warehousing activities;

•	ability to renew, maintain or obtain sufficient lines of credit and performance guarantees on acceptable terms;

•	ability to utilize beneficial tax strategies;

•	ability to grow our refurbishment & parts and lease fleet and management services businesses;

•	ability to obtain sales contracts which provide adequate protection against increased costs of materials and components;

•	ability to obtain adequate insurance coverage at acceptable rates;

•	ability to obtain adequate certification and licensing of products; and

•	short- and long-term revenue and earnings effects of the above items.
Forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier’s control. The following factors, among others, could cause actual results or outcomes to differ materially from the forward-looking statements:
•	fluctuations in demand for newly manufactured railcars or marine barges;

•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase the amount of products or services under the contracts as anticipated;

•	ability to maintain sufficient availability of credit facilities and to maintain compliance with or to obtain appropriate amendments to covenants under various credit agreements;

•	domestic and global political or economic conditions including such matters as terrorism, war, embargoes or quotas;

•	growth or reduction in the surface transportation industry;

•	ability to maintain good relationships with third party labor providers or collective bargaining units;

•	steel and specialty component price fluctuations, scrap surcharges, steel scrap prices and other commodity price fluctuations and their impact on product demand and margin;

•	a delay or failure of acquired businesses, start-up operations, or new products or services to compete successfully;

•	changes in product mix and the mix of revenue levels among reporting segments;

•	labor disputes, energy shortages or operating difficulties that might disrupt operations or the flow of cargo;

•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of alliance partners, subcontractors or suppliers;

•	ability to renew or replace expiring customer contracts on satisfactory terms;

•	ability to obtain and execute suitable contracts for railcars held for sale;

•	lower than anticipated lease renewal rates, earnings on utilization based leases or residual values for leased equipment;

•	discovery of defects in railcars resulting in increased warranty costs or litigation;

•	resolution or outcome of pending or future litigation and investigations;

•	financial condition of principal customers;

•	competitive factors, including introduction of competitive products, new entrants into certain of our markets, price pressures, limited customer base and competitiveness of our manufacturing facilities and products;

•	industry overcapacity and our manufacturing capacity utilization;

•	decreases in carrying value of inventory, goodwill or other assets due to impairment;

•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

THE GREENBRIER COMPANIES, INC.
•	changes in future maintenance or warranty requirements;

•	ability to adjust to the cyclical nature of the railcar industry;

•	changes in interest rates and financial impacts from interest rates;

•	ability and cost to maintain and renew operating permits;

•	actions by various regulatory agencies;

•	changes in fuel and/or energy prices;

•	risks associated with intellectual property rights of Greenbrier or third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;

•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;

•	availability of a trained work force and availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;

•	failure to successfully integrate acquired businesses;

•	discovery of unknown liabilities associated with acquired businesses;

•	failure of or delay in implementing and using new software or other technologies;

•	ability to replace maturing lease revenue and earnings with revenue and earnings from additions to the lease fleet and management services;

•	credit limitations upon our ability to maintain effective hedging programs; and

•	financial impacts from currency fluctuations and currency hedging activities in our worldwide operations.
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
All references to years refer to the fiscal years ended August 31st unless otherwise noted.

THE GREENBRIER COMPANIES, INC.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
Consolidated Balance Sheets
(In thousands, unaudited)

	February 28,	August 31,
	2010	2009 (1)
Assets
Cash and cash equivalents	$67,907	$76,187
Restricted cash	1,149	1,083
Accounts receivable	115,978	113,371
Inventories	157,104	142,824
Assets held for sale	20,208	31,711
Equipment on operating leases	315,839	313,183
Investment in direct finance leases	7,707	7,990
Property, plant and equipment, net	125,310	127,974
Goodwill	137,066	137,066
Intangibles and other assets	92,830	96,902

	$1,041,098	$1,048,291

Liabilities and Equity
Revolving notes	$17,266	$16,041
Accounts payable and accrued liabilities	163,630	170,889
Losses in excess of investment in de-consolidated subsidiary	15,313	15,313
Deferred income taxes	76,927	69,199
Deferred revenue	13,625	19,250
Notes payable	527,191	525,149

Commitments and contingencies (Note 14)

Equity:
Controlling interest
Preferred stock — without par value; 25,000 shares authorized; none outstanding	—	—
Common stock — without par value; 50,000 shares authorized; 17,136 and 17,094 shares outstanding at February 28, 2010 and August 31, 2009	17	17
Additional paid-in capital	119,667	117,060
Retained earnings	108,444	116,439
Accumulated other comprehensive loss	(8,647)	(9,790)

Total stockholders’ equity controlling interest	219,481	223,726

Noncontrolling interest	7,665	8,724

Total equity	227,146	232,450

	$1,041,098	$1,048,291

(1)	As adjusted for the effects of Accounting Standards Codification (ASC) 470 — 20 Debt — Debt with Conversion and Other Options. See Note 2 to the Consolidated Financial Statements. The prior year presentation was adjusted to conform to the adoption of ASC 810-10-65 Consolidation — Transition related to SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.
The accompanying notes are an integral part of these statements

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2010	2009(1)	2010	2009(1)
Revenue
Manufacturing	$88,065	$145,574	$148,143	$248,292
Refurbishment & Parts	94,329	121,681	187,310	253,960
Leasing & Services	17,556	19,877	36,189	41,010

	199,950	287,132	371,642	543,262

Cost of revenue
Manufacturing	81,608	152,003	137,455	258,926
Refurbishment & Parts	83,387	107,427	166,673	226,754
Leasing & Services	10,789	11,547	21,707	23,476

	175,784	270,977	325,835	509,156

Margin	24,166	16,155	45,807	34,106

Other costs
Selling and administrative	16,958	16,265	33,166	32,245
Interest and foreign exchange	12,406	9,146	23,517	20,917

	29,364	25,411	56,683	53,162

Loss before income taxes and equity in unconsolidated subsidiary	(5,198)	(9,256)	(10,876)	(19,056)
Income tax benefit	944	1,698	3,444	6,604

Loss before equity in unconsolidated subsidiary	(4,254)	(7,558)	(7,432)	(12,452)

Equity in earnings (loss) of unconsolidated subsidiary	(131)	(251)	(314)	183

Net loss	(4,385)	(7,809)	(7,746)	(12,269)
Net (earnings) loss attributable to noncontrolling interest	(367)	351	(250)	919

Net loss attributable to controlling interest	$(4,752)	$(7,458)	$(7,996)	$(11,350)

Basic loss per common share	$(0.28)	$(0.45)	$(0.47)	$(0.68)

Diluted loss per common share	$(0.28)	$(0.45)	$(0.47)	$(0.68)

Weighted average common shares:

Basic	17,113	16,694	17,100	16,661
Diluted	17,113	16,694	17,100	16,661

(1)	As adjusted for the effects of Accounting Standards Codification (ASC) 470 — 20 Debt — Debt with Conversion and Other Options. See Note 2 to the Consolidated Financial Statements. The prior year presentation was adjusted to conform to the adoption of ASC 810-10-65 Consolidation — Transition related to SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.
The accompanying notes are an integral part of these statements

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	February 28,
	2010	2009(1)
Cash flows from operating activities
Net loss	$(7,746)	$(12,269)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	7,727	2,807
Depreciation and amortization	18,616	18,984
Gain on sales of equipment	(951)	(358)
Accretion of debt discount	4,263	1,879
Other	1,485	276
Decrease (increase) in assets:
Accounts receivable	(2,913)	28,702
Inventories	(14,600)	28,622
Assets held for sale	11,861	8,561
Other	2,268	135
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(6,810)	(22,079)
Deferred revenue	(5,410)	562

Net cash provided by operating activities	7,790	55,822

Cash flows from investing activities
Principal payments received under direct finance leases	235	211
Proceeds from sales of equipment	3,069	1,400
Investment in unconsolidated subsidiary	(450)	—
Decrease (increase) in restricted cash	(66)	244
Capital expenditures	(19,616)	(15,148)

Net cash used in investing activities	(16,828)	(13,293)

Cash flows from financing activities
Changes in revolving notes	1,541	11,283
Net proceeds from issuance of notes payable	1,712	—
Repayments of notes payable	(4,041)	(7,394)
Dividends	—	(2,001)
Investment by joint venture partner	—	1,400
Other	—	2,414
Net cash provided by (used in) financing activities	(788)	5,702

Effect of exchange rate changes	1,546	(13,122)
Increase (decrease) in cash and cash equivalents	(8,280)	35,109
Cash and cash equivalents
Beginning of period	76,187	5,957

End of period	$67,907	$41,066

Cash paid during the period for
Interest	$13,796	$17,100
Income taxes	$945	$1,340
Supplemental disclosure of non-cash activity:
Adjustment to tax reserves	$—	$7,415 (2)

(1)	As adjusted for the effects of Accounting Standards Codification (ASC) 470 — 20 Debt — Debt with Conversion and Other Options. See Note 2 to the Consolidated Financial Statements. The prior year presentation was adjusted to conform to the adoption of ASC 810-10-65 Consolidation — Transition related to SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.

(2)	Release of a tax reserve that was initially recorded as goodwill on the acquisition of Meridian Rail Holding Corp. The contingency requiring this reserve lapsed in the first quarter of fiscal 2009.
The accompanying notes are an integral part of these statements

THE GREENBRIER COMPANIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Interim Financial Statements
The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of February 28, 2010 and for the three and six months ended February 28, 2010 and 2009 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three and six months ended February 28, 2010 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2010.
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
Initial Adoption of Accounting Policies — In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This statement, which has been codified within ASC 805, Business Combinations, establishes the principles and requirements for how an acquirer recognizes and measures the assets acquired, liabilities assumed, and non-controlling interest; recognizes and measures goodwill; and identifies disclosures. This statement was effective for the Company for business combinations entered into on or after September 1, 2009.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement, which has been codified within ASC 810, Consolidations, establishes reporting standards for noncontrolling interests in subsidiaries. This statement changed the presentation of noncontrolling interests in subsidiaries in the financial statements for the Company beginning September 1, 2009 and the presentation and disclosure has been retrospectively applied for all periods presented.
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
Prospective Accounting Changes - In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which provides guidance with respect to consolidation of variable interest entities. This statement retains the scope of Interpretation 46(R) with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in SFAS No. 166, Accounting for Transfers of Financial Assets. This statement replaces the quantitative-based risks and rewards calculation for determining the primary beneficiary of a variable interest entity. The approach focuses on identifying which enterprise has the power to direct activities that most significantly impact the entity’s economic performance and the obligation to absorb the losses or receive the benefits from the entity. It is possible that application of this revised guidance will change an enterprise’s assessment of involvement with variable interest entities. This statement, which has been

THE GREENBRIER COMPANIES, INC.
codified within ASC 810, Consolidations, is effective for the Company as of September 1, 2010. Management believes this statement will not have an impact on its Consolidated Financial Statements. The Company will continue to evaluate the impact of this statement, if any, as the effective date approaches.
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
On September 1, 2009 the Company retrospectively recorded on its Consolidated Balance Sheet a debt discount of $17.0 million, a deferred tax liability of $6.7 million and a $10.3 million increase to equity. The debt discount is being amortized using the effective interest rate method through May 2013 and the amortization expense is included in Interest and foreign exchange on the Consolidated Statements of Operations. The pre-tax amortization was $1.0 million and $2.0 million for the three and six months ended February 28, 2010 and $1.0 million and $1.9 million for the three and six months ended February 28, 2009. Pre-tax amortization is expected to be approximately $4.1 million in the year ending August 31, 2010, $4.5 million in the year ending August 31, 2011, $4.8 million in the year ending August 31, 2012 and $3.6 million in the year ending August 31, 2013.
The retrospective application of this guidance adjusted Interest and foreign exchange and Net loss attributable to controlling interest for the three and six months ended February 28, 2009 as indicated below:
For the three months ended February 28, 2009
(In thousands, except per share amounts)

		Net loss
		attributable to
	Interest and	controlling	Loss per common share:
	foreign exchange	interest	Basic	Diluted
Previously reported	$8,192	$(6,878)	$(0.41)	$(0.41)
Adjustment	954	(580)	(0.04)	(0.04)

Revised	$9,146	$(7,458)	$(0.45)	$(0.45)

For the six months ended February 28, 2009
(In thousands, except per share amounts)

		Net loss
		attributable to
	Interest and foreign	controlling	Loss per common share:
	exchange	interest	Basic	Diluted
Previously reported	$19,038	$(10,207)	$(0.61)	$(0.61)
Adjustment	1,879	(1,143)	(0.07)	(0.07)

Revised	$20,917	$(11,350)	$(0.68)	$(0.68)

THE GREENBRIER COMPANIES, INC.
Note 3 — Inventories
(In thousands)

	February 28, 2010	August 31, 2009
Supplies and raw materials	$117,084	$113,935
Work-in-process	44,319	33,771
Lower of cost or market adjustment	(4,299)	(4,882)

	$157,104	$142,824

Note 4 — Assets Held for Sale
(In thousands)

	February 28, 2010	August 31, 2009
Finished goods — parts	$16,524	$17,894
Railcars held for sale	3,373	13,625
Railcars in transit to customer	311	192

	$20,208	$31,711

Note 5 — Intangibles and other assets
Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized over their useful lives.
The following table summarizes the Company’s identifiable intangible assets balance:
(In thousands)

	February 28, 2010	August 31, 2009
Intangible assets subject to amortization:
Customer relationships	$66,825	$66,825
Accumulated amortization	(11,619)	(9,549)

Other intangibles	5,147	5,187
Accumulated amortization	(2,586)	(2,289)

	57,767	60,174
Intangible assets not subject to amortization	912	912
Prepaid and other assets	34,151	35,816

Total intangible and other assets	$92,830	$96,902

Intangible assets with finite lives are amortized using the straight line method over their estimated useful lives and include the following: proprietary technology, 10 years; trade names, 5 years; patents, 11 years; and long-term customer agreements and relationships, 5 to 20 years. Amortization expense for the three and six months ended February 28, 2010 was $1.2 million and $2.4 million and for the three and six months ended February 28, 2009 was $1.2 million and $2.4 million. Amortization expense for the years ending August 31, 2010, 2011, 2012, 2013 and 2014 is expected to be $4.8 million, $4.7 million, $4.5 million, $4.4 million and $4.3 million.

THE GREENBRIER COMPANIES, INC.
Note 6 — Revolving Notes
All amounts originating in foreign currency have been translated at the February 28, 2010 exchange rate for the following discussion. As of February 28, 2010 senior secured credit facilities, consisting of three components, aggregated $124.5 million. As of February 28, 2010 a $100.0 million revolving line of credit, maturing November 2011, was available to provide working capital and interim financing of equipment, principally for the United States and Mexican operations. Advances under this facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios. In addition, as of February 28, 2010, lines of credit totaling $18.8 million, with various variable rates, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from April 2010 through August 2010. The Company’s Mexican joint venture obtained a line of credit of $5.7 million secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 3.0% and are due 180 days after the date of borrowing. Currently the outstanding borrowings have maturities that range from July 2010 to August 2010.
As of February 28, 2010 outstanding borrowings under these facilities consists of $3.8 million in letters of credit outstanding under the North American credit facility, $11.6 million in revolving notes outstanding under the European credit facilities and $5.7 million outstanding under the joint venture credit facility.
Note 7 — Accounts Payable and Accrued Liabilities
(In thousands)

	February 28, 2010	August 31, 2009
Trade payables and other accrued	$124,831	$128,807
Accrued maintenance	15,302	16,206
Accrued payroll and related liabilities	14,483	16,332
Accrued warranty	7,480	8,184
Other	1,534	1,360

	$163,630	$170,889

Note 8 — Warranty Accruals
Warranty costs are estimated and charged to operations to cover a defined warranty period. The estimated warranty cost is based on the history of warranty claims for each particular product type. For new product types without a warranty history, preliminary estimates are based on historical information for similar product types. The warranty accruals, included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, are reviewed periodically and updated based on warranty trends and expirations of warranty periods.
Warranty accrual activity:
(In thousands)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
Balance at beginning of period	$7,814	$11,077	$8,184	$11,873
Charged to cost of revenue	(1)	471	101	676
Payments	(302)	(1,114)	(797)	(1,611)
Currency translation effect	(31)	(288)	(8)	(792)

Balance at end of period	$7,480	$10,146	$7,480	$10,146

THE GREENBRIER COMPANIES, INC.
Note 9 — Comprehensive Income (Loss)
The following is a reconciliation of net loss to comprehensive income (loss):
(In thousands)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2010	2009(1)	2010	2009(1)
Net loss	$(4,385)	$(7,809)	$(7,746)	$(12,269)
Reclassification of derivative financial instruments recognized in net loss, net of tax	(281)	(182)	(558)	(270)
Unrealized gain (loss) on derivative financial instruments, net of tax	2,253	(6,707)	1,968	(12,996)
Foreign currency translation adjustment	(1,185)	(4,440)	(267)	(9,892)

Comprehensive loss before noncontrolling interest	(3,598)	(19,138)	(6,603)	(35,427)
Comprehensive income (loss) attributable to noncontrolling interest	(367)	351	(250)	919

Comprehensive loss	$(3,965)	$(18,787)	$(6,853)	$(34,508)

(1)	As adjusted for the effects of ASC 470 — 20 Debt — Debt with Conversion and Other Options. See Note 2.
Accumulated other comprehensive income (loss), net of tax effect, consisted of the following:
(In thousands)

	Unrealized Gains
	(Losses) on
	Derivative		Foreign Currency	Accumulated Other
	Financial	Pension Plan	Translation	Comprehensive
	Instruments	Adjustment	Adjustment	Income (Loss)
Balance, August 31, 2009	$(2,506)	$(6,999)	$(285)	$(9,790)
Six month activity	1,410	—	(267)	1,143

Balance, February 28, 2010	$(1,096)	$(6,999)	$(552)	$ (8,647)

Note 10 — Loss Per Share
The shares used in the computation of the Company’s basic and diluted loss per common share attributable to controlling interest are reconciled as follows:
(In thousands)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
Weighted average basic common shares outstanding	17,113	16,694	17,100	16,661
Dilutive effect of employee stock options (1)	—	—	—	—
Dilutive effect of warrants (1)	—	—	—	—

Weighted average diluted common shares outstanding	17,113	16,694	17,100	16,661

(1)	Dilutive effect of common stock equivalents excluded from per share calculation for the three and six months ended February 28, 2010 and 2009 due to net loss. Warrants of 1.3 million and 0.7 million were excluded from the calculation of diluted loss per common share attributable to controlling interest for three and six months ended February 28, 2010 as these warrants were anti-dilutive.

THE GREENBRIER COMPANIES, INC.
Note 11 — Stock Based Compensation
All stock options vested prior to September 1, 2005 and accordingly no compensation expense was recorded for stock options for the three and six months ended February 28, 2010 and 2009. The value of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period which is generally two to five years. For the three and six months ended February 28, 2010, $1.4 million and $2.7 million in compensation expense was recorded for restricted stock grants. For the three and six months ended February 28, 2009, $1.3 million and $2.4 million in compensation expense was recorded for restricted stock grants.
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
At February 28, 2010 exchange rates, forward exchange contracts for the purchase of Polish Zloty and the sale of Euros aggregated $38.8 million. Adjusting the foreign currency exchange contracts to the fair value of the cash flow hedges at February 28, 2010 resulted in an unrealized pre-tax gain of $1.4 million that was recorded in accumulated other comprehensive loss. The fair value of the contracts is included in accounts payable and accrued liabilities when there is a loss, or accounts receivable when there is a gain, on the Consolidated Balance Sheet. As the contracts mature at various dates through June 2011, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations in Interest and foreign exchange.
At February 28, 2010, an interest rate swap agreement had a notional amount of $46.3 million and matures March 2014. The fair value of this cash flow hedge at February 28, 2010 resulted in an unrealized pre-tax loss of $4.0 million. The loss is included in accumulated other comprehensive loss and the fair value of the contract is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from accumulated other comprehensive loss and charged or credited to interest expense. At February 28, 2010 interest rates, approximately $1.4 million would be reclassified to interest expense in the next 12 months.
Fair Values of Derivative Instruments
(In thousands)

	Asset Derivatives			Liability Derivatives
		February 28,			February 28,
		2010	2009		2010	2009
	Balance sheet			Balance sheet
	location	Fair Value	Fair Value	location	Fair Value	Fair Value
Derivatives designated as hedging instruments

Foreign forward exchange contracts	Accounts receivable	$1,731	$—	Accounts payable and accrued liabilities	$359	$11,212

Interest rate swap contracts	Other assets	—	—	Accounts payable and accrued liabilities	4,027	4,447

		$1,731	$—		$4,386	$15,659

Derivatives not designated as hedging instruments

Foreign forward exchange contracts	Accounts receivable	$—	$37	Accounts payable and accrued liabilities	$89	$728

THE GREENBRIER COMPANIES, INC.
The Effect of Derivative Instruments on the Statement of Operations

		Loss recognized in income on derivative
Derivatives in cash flow	Location of loss recognized	Six months ended February 28,
hedging relationships	in income on derivative	2010	2009
Foreign forward exchange contract	Interest and foreign exchange	$(243)	$(7,185)

						Location of loss
						in income on	Loss recognized on
						derivative	derivative (ineffective
				Loss reclassified from		(ineffective	portion and amount
	Gain (loss) recognized in OCI on		Location of loss	accumulated OCI into income		portion and amount	excluded from
Derivatives in cash	derivatives (effective portion)		reclassified from	(effective portion)		excluded from	effectiveness testing)
flow hedging	Six months ended February 28,		accumulated OCI	Six months ended February 28,		effectiveness	Six months ended February 28,
relationships	2010	2009	into income	2010	2009	testing)	2010	2009
Foreign forward exchange contracts	$1,163	$(12,878)	Revenue	$(59)	$(691)	Interest and foreign exchange	$—	$(2,554)

Interest rate swap contracts	(410)	(4,124)	Interest and foreign exchange	(908)	(152)	Interest and foreign exchange	—	—

	$753	$(17,002)		$(967)	$(843)		$—	$(2,554)

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
The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.
(In thousands)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2010	2009(1)	2010	2009(1)
Revenue:
Manufacturing	$73,990	$122,287	$148,567	$243,754
Refurbishment & Parts	95,476	122,990	188,660	256,603
Leasing & Services	17,787	19,815	36,664	41,236
Intersegment eliminations	12,697	22,040	(2,249)	1,669

	$199,950	$287,132	$371,642	$543,262

THE GREENBRIER COMPANIES, INC.
(In thousands)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2010	2009(1)	2010	2009(1)
Margin:
Manufacturing	$6,457	$(6,429)	$10,688	$(10,634)
Refurbishment & Parts	10,942	14,254	20,637	27,206
Leasing & Services	6,767	8,330	14,482	17,534

Segment margin total	24,166	16,155	45,807	34,106
Less: unallocated expenses:
Selling and administrative	16,958	16,265	33,166	32,245
Interest and foreign exchange	12,406	9,146	23,517	20,917

Loss before income taxes and equity in unconsolidated subsidiary	$(5,198)	$(9,256)	$(10,876)	$(19,056)

(1)	As adjusted for the effects of ASC 470 — 20 Debt — Debt with Conversion and Other Options. See Note 2.
Note 14 — Commitments and Contingencies
Environmental studies have been conducted of the Company’s owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting Greenbrier’s facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). Greenbrier and more than 90 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company, have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The study is expected to be completed in 2011. In February 2008, the EPA sought information from over 200 additional entities, including other federal agencies in order to determine whether additional General Notice letters were warranted. Seventy-one parties have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately 110 additional parties have signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc.et al, US District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has now been stayed, pending completion of the RI/FS. In addition, the Company has entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. The Company is also conducting groundwater remediation relating to a historical spill on the property which antedates its ownership.
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
On April 20, 2004, BC Rail Partnership initiated litigation against the Company and TrentonWorks in the Supreme Court of Nova Scotia, alleging breach of contract and negligent manufacture and design of railcars which were involved in a 1999 derailment. Trial had been scheduled for April 2011. The parties have recently reached an

THE GREENBRIER COMPANIES, INC.
agreement in principle, subject to final documentation and court approval, to settle the litigation at no additional cost to the Company.
Greenbrier’s customer, SEB Finans AB (SEB), has raised performance concerns related to a component that the Company installed on 372 railcar units with an aggregate sales value of approximately $20.0 million produced under a contract with SEB. On December 9, 2005, SEB filed a Statement of Claim in an arbitration proceeding in Stockholm, Sweden, against Greenbrier alleging that the cars were defective and could not be used for their intended purpose. A settlement agreement was entered into effective February 28, 2007 pursuant to which the railcar units previously delivered were to be repaired and the remaining units completed and delivered to SEB. Greenbrier is proceeding with repairs of the railcars in accordance with terms of the settlement agreement, though SEB has recently made additional warranty claims, including claims with respect to cars that have been repaired pursuant to the agreement. Greenbrier is evaluating SEB’s new warranty claim. Current estimates of potential costs of such repairs do not exceed amounts accrued.
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
The Company delivered 500 railcar units during fiscal year 2009 which have an obligation to guarantee the purchaser minimum earnings. The obligation expires December 31, 2011. The maximum potential obligation totaled $13.1 million and in certain defined instances the obligation may be reduced due to early termination. The purchaser has agreed to utilize the railcars on a preferential basis, and the Company is entitled to re-market the railcar units when they are not being utilized by the purchaser during the obligation period. Any earnings generated from the railcar units will offset the obligation and be recognized as revenue and margin in future periods. The Company believes its actual obligation will be less than the $13.1 million. Upon delivery of the railcar units, the entire purchase price was recorded as revenue and paid in full. The minimum earnings due to the purchaser were considered a reduction of revenue and were recorded as deferred revenue. As of February 28, 2010, the Company has $9.1 million of the potential obligation remaining in deferred revenue.
The Company has entered into contingent rental assistance agreements, aggregating $5.9 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods of up to two years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three and six months ended February 28, 2010 an accrual of $0.1 million and $0.2 million was recorded to cover future obligations. For the six months ended February 28, 2009 no accrual was made to cover estimated obligations as management determined no additional rental shortfall was probable. The remaining balance of the accrued liability was $0.1 million as February 28, 2010. All of these agreements were entered into prior to December 31, 2002 and have not been modified since.
In accordance with customary business practices in Europe, the Company has $10.5 million in bank and third party performance and warranty guarantee facilities, all of which have been utilized as of February 28, 2010. To date no amounts have been drawn under these performance and warranty guarantee facilities.

THE GREENBRIER COMPANIES, INC.
At February 28, 2010, an unconsolidated subsidiary had $1.7 million of third party debt, for which the Company has guaranteed 33% or approximately $0.6 million. In the event that there is a change in control or insolvency by any of the three 33% investors that have guaranteed the debt, the remaining investors’ share of the guarantee will increase proportionately.
The Company has outstanding letters of credit aggregating $3.8 million associated with facility leases and payroll.
Note 15 — Fair Value of Financial Instruments
The estimated fair values of financial instruments and the methods and assumptions used to estimate such fair values are as follows:

	Carrying	Estimated
(In thousands)	Amount	Fair Value
Notes payable as of February 28, 2010	$527,191	$503,965
Notes payable as of August 31, 2009	$525,149	$508,372
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
Level 1 —	observable inputs such as quoted prices in active markets;

Level 2 —	inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; and

Level 3 —	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value on a recurring basis as of February 28, 2010 are:

(In thousands)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$1,731	$—	$1,731	$—
Nonqualified savings plan	6,346	6,346	—	—
Money market and other short term investments	50,175	50,175	—	—

	$58,252	$56,521	$1,731	$—

Liabilities:
Derivative financial instruments	$4,475	$—	$4,475	$—

(1)	Level 2 assets include derivative financial instruments which are valued based on significant observable inputs. See Note 12 Derivative Instruments for further discussion.

THE GREENBRIER COMPANIES, INC.
Assets or liabilities measured at fair value on a nonrecurring basis as of February 28, 2010 are:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Goodwill	$137,066	$—	$—	$137,066

Liabilities:
Warrants	$10,058	$—	$—	$10,058
Note 17 — Guarantor/Non Guarantor
The $235 million combined senior unsecured notes (the Notes) issued on May 11, 2005 and November 21, 2005 and $100 million of convertible senior notes issued on May 22, 2006 are fully and unconditionally and jointly and severally guaranteed by substantially all of Greenbrier’s material wholly owned United States subsidiaries: Autostack Company LLC, Greenbrier-Concarril, LLC, Greenbrier Leasing Company LLC, Greenbrier Leasing Limited Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing, L.P., Greenbrier Railcar LLC, Gunderson LLC, Gunderson Marine LLC, Gunderson Rail Services LLC, Meridian Rail Holding Corp., Meridian Rail Acquisition Corp., Meridian Rail Mexico City Corp., Brandon Railroad LLC, Gunderson Specialty Products, LLC and Greenbrier Railcar Leasing, Inc. No other subsidiaries guarantee the Notes including Greenbrier Leasing Limited, Greenbrier Europe B.V., Greenbrier Germany GmbH, WagonySwidnica S.A., Gunderson-Concarril, S.A. de C.V., Mexico Meridian Rail Services, S.A. de C.V., Greenbrier-Gimsa, LLC and Gunderson-Gimsa S de RL de C.V.
The following represents the supplemental condensed consolidated financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of February 28, 2010 and August 31, 2009 and for the three and six months ended February 28, 2010 and 2009. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Balance Sheet
     February 28, 2010
     (In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$56,288	$—	$11,619	$—	$67,907
Restricted cash	—	1,149	—	—	1,149
Accounts receivable	61,522	43,399	11,053	4	115,978
Inventories	—	106,789	50,315	—	157,104
Assets held for sale	—	19,897	311	—	20,208
Equipment on operating leases	—	318,085	—	(2,246)	315,839
Investment in direct finance leases	—	7,707	—	—	7,707
Property, plant and equipment, net	5,409	83,922	35,979	—	125,310
Goodwill	—	137,066	—	—	137,066
Intangibles and other assets	505,915	101,351	2,743	(517,179)	92,830

	$629,134	$819,365	$112,020	$(519,421)	$1,041,098

Liabilities and Equity
Revolving notes	$—	$—	$17,266	$—	$17,266
Accounts payable and accrued liabilities	8,235	119,753	35,638	4	163,630
Losses in excess of investment in de-consolidated subsidiary	15,313	—	—	—	15,313
Deferred income taxes	719	82,879	(6,172)	(499)	76,927
Deferred revenue	698	12,927	—	—	13,625
Notes payable	384,688	140,884	1,619	—	527,191

Stockholders’ equity controlling interest	219,481	462,922	63,669	(526,591)	219,481
Noncontrolling interest	—	—	—	7,665	7,665

Total Equity	219,481	462,922	63,669	(518,926)	227,146

	$629,134	$819,365	$112,020	$(519,421)	$1,041,098

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Operations
     For the three months ended February 28, 2010
     (In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$36,044	$50,108	$1,913	$88,065
Refurbishment & Parts	—	94,329	—	—	94,329
Leasing & Services	458	17,500	—	(402)	17,556

	458	147,873	50,108	1,511	199,950

Cost of revenue
Manufacturing	—	33,455	46,439	1,714	81,608
Refurbishment & Parts	—	83,387	—	—	83,387
Leasing & Services	—	10,808	—	(19)	10,789

	—	127,650	46,439	1,695	175,784

Margin	458	20,223	3,669	(184)	24,166

Other costs
Selling and administrative	8,522	5,149	3,287	—	16,958
Interest and foreign exchange	10,356	1,059	1,393	(402)	12,406

	18,878	6,208	4,680	(402)	29,364
Earnings (loss) before income taxes and equity in unconsolidated subsidiary	(18,420)	14,015	(1,011)	218	(5,198)

Income tax (expense) benefit	5,915	(5,510)	584	(45)	944

Earnings (loss) before equity in unconsolidated subsidiary	(12,505)	8,505	(427)	173	(4,254)

Equity in earnings (loss) of unconsolidated subsidiary	7,753	(1,285)	—	(6,599)	(131)

Net earnings (loss)	(4,752)	7,220	(427)	(6,426)	(4,385)
Net earnings attributable to noncontrolling interest	—	—	—	(367)	(367)

Net earnings (loss) attributable to controlling interest	$(4,752)	$7,220	$(427)	$(6,793)	$(4,752)

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
Condensed Consolidating Statement of Operations
For the six months ended February 28, 2010
(In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$56,391	$104,269	$(12,517)	$148,143
Refurbishment & Parts		187,310	—	—	187,310
Leasing & Services	994	36,038	—	(843)	36,189

	994	279,739	104,269	(13,360)	371,642

Cost of revenue
Manufacturing	—	52,789	95,822	(11,156)	137,455
Refurbishment & Parts	—	166,673	—	—	166,673
Leasing & Services	—	21,743	—	(36)	21,707

	—	241,205	95,822	(11,192)	325,835

Margin	994	38,534	8,447	(2,168)	45,807

Other costs
Selling and administrative	16,336	10,185	6,645	—	33,166
Interest and foreign exchange	19,921	2,179	2,260	(843)	23,517

	36,257	12,364	8,905	(843)	56,683
Earnings (loss) before income taxes and equity in unconsolidated subsidiary	(35,263)	26,170	(458)	(1,325)	(10,876)
Income tax (expense) benefit	12,662	(10,388)	908	262	3,444

Earnings (loss) before equity in unconsolidated subsidiary	(22,601)	15,782	450	(1,063)	(7,432)

Equity in earnings (loss) of unconsolidated subsidiary	14,605	(2,888)	—	(12,031)	(314)

Net earnings (loss)	(7,996)	12,894	450	(13,094)	(7,746)
Net earnings attributable to noncontrolling interest	—	—	—	(250)	(250)

Net earnings (loss) attributable to controlling interest	$(7,996)	$12,894	$450	$(13,344)	$(7,996)

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
Condensed Consolidating Statement of Cash Flows
For the six months ended February 28, 2010
(In thousands, unaudited)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(7,996)	$12,894	$450	$(13,094)	$(7,746)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	2,773	5,342	(1,047)	659	7,727
Depreciation and amortization	968	14,019	3,665	(36)	18,616
Gain on sales of equipment	—	(951)	—	—	(951)
Accretion of debt discount	4,263	—	—	—	4,263
Other	2,608	170	16	(1,309)	1,485
Decrease (increase) in assets
Accounts receivable	(8,768)	(4,357)	9,148	1,064	(2,913)
Inventories	—	(5,688)	(8,912)	—	(14,600)
Assets held for sale	—	11,979	(118)	—	11,861
Other	2,239	473	(444)	—	2,268
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	199	(1,843)	(5,170)	4	(6,810)
Deferred revenue	(78)	(5,332)	—	—	(5,410)

Net cash provided by (used in) operating activities	(3,792)	26,706	(2,412)	(12,712)	7,790

Cash flows from investing activities:
Principal payments received under direct finance leases	—	235	—	—	235
Proceeds from sales of equipment	—	3,069	—	—	3,069
Investment in and net advances to unconsolidated subsidiaries	(14,606)	2,124	—	12,032	(450)
Intercompany advances	1,846	—	—	(1,846)	—
Increase in restricted cash	—	(66)	—	—	(66)
Capital expenditures	(1,220)	(18,166)	(910)	680	(19,616)

Net cash provided by (used in) investing activities	(13,980)	(12,804)	(910)	10,866	(16,828)

Cash flows from financing activities
Changes in revolving notes	—	—	1,541	—	1,541
Intercompany advances	10,824	(10,620)	(2,050)	1,846	—
Net proceeds from issuance of notes payable	—	—	1,712	—	1,712
Repayments of notes payable	(250)	(3,589)	(202)	—	(4,041)

Net cash provided by (used in ) financing activities	10,574	(14,209)	1,001	1,846	(788)

Effect of exchange rate changes	1	(114)	1,659	—	1,546
Decrease in cash and cash equivalents	(7,197)	(421)	(662)	—	(8,280)
Cash and cash equivalents
Beginning of period	63,485	421	12,281	—	76,187

End of period	$56,288	$—	$11,619	$—	$67,907

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
Condensed Consolidating Balance Sheet
August 31, 2009
(In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent(1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated(1)
Assets
Cash and cash equivalents	$63,485	$421	$12,281	$—	$76,187
Restricted cash	—	1,083	—	—	1,083
Accounts receivable	65,425	28,213	18,665	1,068	113,371
Inventories	—	101,100	41,724	—	142,824
Assets held for sale	—	31,519	192	—	31,711
Equipment on operating leases	—	7,990	—	—	7,990
Investment in direct finance leases	—	314,785	—	(1,602)	313,183
Property, plant and equipment, net	5,157	83,907	38,910	—	127,974
Goodwill	—	137,066	—	—	137,066
Intangibles and other	492,406	106,121	2,380	(504,005)	96,902

	$626,473	$812,205	$114,152	$(504,539)	$1,048,291

Liabilities and Equity
Revolving notes	$—	$—	$16,041	$—	$16,041
Accounts payable and accrued liabilities	8,037	121,578	41,274	—	170,889
Losses in excess of investment in de-consolidated subsidiary	15,313	—	—	—	15,313
Deferred income taxes	(2,055)	77,537	(5,124)	(1,159)	69,199
Deferred revenue	776	18,474	—	—	19,250
Notes payable	380,676	144,473	—	—	525,149

Stockholders’ equity controlling interest	223,726	450,143	61,961	(512,104)	223,726
Noncontrolling interest	—	—	—	8,724	8,724

Total Equity	223,726	450,143	61,961	(503,380)	232,450

	$626,473	$812,205	$114,152	$(504,539)	$1,048,291

(1)	As adjusted for the effects of ASC 470 — 20 Debt — Debt with Conversion and Other Options. See Note 2. The presentation was adjusted to conform to the adoption of ASC 810-10-65 Consolidation — Transition related to SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
Condensed Consolidating Statement of Operations
For the three months ended February 28, 2009
(In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent(1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$81,662	$93,840	$(29,928)	$145,574
Refurbishment & Parts	—	121,670	11	—	121,681
Leasing & Services	316	19,851	—	(290)	19,877

	316	223,183	93,851	(30,218)	287,132

Cost of revenue
Manufacturing	—	89,266	92,428	(29,691)	152,003
Refurbishment & Parts	—	107,417	10	—	107,427
Leasing & Services	—	11,563	—	(16)	11,547

	—	208,246	92,438	(29,707)	270,977

Margin	316	14,937	1,413	(511)	16,155

Other costs
Selling and administrative	8,016	6,805	1,444	—	16,265
Interest and foreign exchange	7,771	1,313	590	(528)	9,146

	15,787	8,118	2,034	(528)	25,411
Earnings (loss) before income taxes and equity in unconsolidated subsidiary	(15,471)	6,819	(621)	17	(9,256)

Income tax (expense) benefit	6,741	(5,631)	375	213	1,698

Earnings (loss) before equity in unconsolidated subsidiary	(8,730)	1,188	(246)	230	(7,558)

Equity in earnings (loss) of unconsolidated subsidiary	1,272	(1,741)	—	218	(251)

Net earnings (loss)	(7,458)	(553)	(246)	448	(7,809)
Net loss attributable to noncontrolling interest	—	—	52	299	351

Net earnings (loss) attributable to controlling interest	$(7,458)	$(553)	$(194)	$747	$(7,458)

(2)	As adjusted for the effects of ASC 470 — 20 Debt — Debt with Conversion and Other Options. See Note 2. The presentation was adjusted to conform to the adoption of ASC 810-10-65 Consolidation — Transition related to SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
Condensed Consolidating Statement of Operations
For the six months ended February 28, 2009
(In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent(1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$123,306	$178,701	$(53,715)	$248,292
Refurbishment & Parts		253,929	31	—	253,960
Leasing & Services	680	40,970	—	(640)	41,010

	680	418,205	178,732	(54,355)	543,262

Cost of revenue
Manufacturing	—	133,822	178,407	(53,303)	258,926
Refurbishment & Parts	—	226,721	33	—	226,754
Leasing & Services	—	23,509	—	(33)	23,476

	—	384,052	178,440	(53,336)	509,156

Margin	680	34,153	292	(1,019)	34,106

Other costs
Selling and administrative	14,509	13,902	3,834	—	32,245
Interest and foreign exchange	15,723	2,843	3,230	(879)	20,917

	30,232	16,745	7,064	(879)	53,162
Earnings (loss) before income taxes and equity in unconsolidated subsidiary	(29,552)	17,408	(6,772)	(140)	(19,056)

Income tax (expense) benefit	14,344	(10,068)	1,713	615	6,604

Earnings (loss) before equity in unconsolidated subsidiary	(15,208)	7,340	(5,059)	475	(12,452)

Equity in earnings (loss) of unconsolidated subsidiary	3,858	(3,226)	—	(449)	183

Net earnings (loss)	(11,350)	4,114	(5,059)	26	(12,269)
Net loss attributable to noncontrolling interest	—	—	80	839	919

Net earnings (loss) attributable to controlling interest	$(11,350)	$4,114	$(4,979)	$865	$(11,350)

(3)	As adjusted for the effects of ASC 470 — 20 Debt — Debt with Conversion and Other Options. See Note 2. The presentation was adjusted to conform to the adoption of ASC 810-10-65 Consolidation — Transition related to SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
Condensed Consolidating Statement of Cash Flows
For the six months ended February 28, 2009
(In thousands, unaudited)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent(1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(11,350)	$4,114	$(5,059)	$26	$(12,269)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(3,597)	5,834	734	(164)	2,807
Depreciation and amortization	672	14,390	3,955	(33)	18,984
Gain on sales of equipment	—	(357)	—	(1)	(358)
Accretion of debt discount	1,879	—	—	—	1,879
Other	—	212	1,211	(1,147)	276
Decrease (increase) in assets
Accounts receivable	(5,661)	34,385	1,099	(1,121)	28,702
Inventories	—	11,244	17,378	—	28,622
Assets held for sale	—	9,001	(440)	—	8,561
Other	1,312	690	(126)	(1,741)	135
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	15,017	(26,305)	(11,496)	705	(22,079)
Deferred revenue	(78)	2,994	(2,354)	—	562

Net cash provided by (used in) operating activities	(1,806)	56,202	4,902	(3,476)	55,822

Cash flows from investing activities:
Principal payments received under direct finance leases	—	211	—	—	211
Proceeds from sales of equipment	—	1,400	—	—	1,400
Investment in and net advances to unconsolidated subsidiaries	(6,798)	3,409	—	3,389	—
Decrease in restricted cash	—	—	244	—	244
Capital expenditures	(1,413)	(9,574)	(4,248)	87	(15,148)

Net cash provided by (used in) investing activities	(8,211)	(4,554)	(4,004)	3,476	(13,293)

Cash flows from financing activities
Changes in revolving notes	15,000	—	(3,717)	—	11,283
Intercompany advances	22,799	(42,861)	20,062	—	—
Repayments of notes payable	(717)	(6,090)	(587)	—	(7,394)
Dividends	(2,001)	—	—	—	(2,001)
Investment by joint venture partner	—	—	1,400	—	1,400
Other	2,414	—	—	—	2,414

Net cash provided by (used in ) financing activities	37,495	(48,951)	17,158	—	5,702

Effect of exchange rate changes	34	(3,989)	(9,167)	—	(13,122)
Increase (decrease) in cash and cash equivalents	27,512	(1,292)	8,889	—	35,109
Cash and cash equivalents
Beginning of period	—	1,593	4,364	—	5,957

End of period	$27,512	$301	$13,253	$—	$41,066

(4)	As adjusted for the effects of ASC 470 — 20 Debt — Debt with Conversion and Other Options. See Note 2. The presentation was adjusted to conform to the adoption of ASC 810-10-65 Consolidation — Transition related to SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.

THE GREENBRIER COMPANIES, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We operate in three primary business segments: Manufacturing, Refurbishment & Parts and Leasing & Services. These three business segments are operationally integrated. The Manufacturing segment, operating from four facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. The Refurbishment & Parts segment performs railcar repair, refurbishment and maintenance activities in the United States and Mexico as well as wheel, axle and bearing servicing, and production and reconditioning of a variety of parts for the railroad industry. The Leasing & Services segment owns approximately 9,000 railcars and provides management services for approximately 222,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. Management evaluates segment performance based on margins. We also produce rail castings for the North American marketplace through an unconsolidated joint venture.
All segments of the North American and European freight car markets in which we operate are currently experiencing depressed demand in a weak economy, market saturation of certain freight car types and tight capital markets. All of the aforementioned contribute to increased caution on the part of our customers and intensified competitive circumstances. These market factors have led and may continue to lead to lower revenues and reduced margins for some of our operations. In response to these market conditions we are concentrating our North American railcar manufacturing at our Mexican joint venture facility in Frontera, temporarily shuttering production at our facility in Sahagun Mexico and limiting new railcar production at our Portland, Oregon facility. These conditions may also lead to the temporary idling of some of our other facilities. We currently anticipate recommencing railcar production at our facility in Sahagun during the fourth quarter.
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
During the quarter we modified our long-term new railcar contract with General Electric Railcar Services Corporation (GE). Under the terms of the modified contract, the parties have agreed to reduce the contract quantities to up to 6,000 railcars. We expect to build the first 3,800 tank cars and hopper cars by July 2013. The delivery and purchase price of these units is agreed upon, with the purchase price subject to adjustments for changes in the material costs. The blended purchase price of the 3,800 units represents a price increase from the original contract and delivery of these units has been extended by 27 months from the original contract. The remaining 2,200 tank and hopper cars are subject to fulfillment of certain contractual conditions by both parties in their sole discretion and would occur over the five-year period following the completion of the 3,800 units. In addition, we have retained the right of first refusal, subject to certain qualifications, to manufacture all new railcar builds for GE through December 2018.
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
Multi-year supply agreements are a part of rail industry practice. Our total manufacturing backlog of railcars for sale and lease, as of February 28, 2010 was approximately 4,400 units with an estimated value of $380 million compared to 15,100 units valued at $1.31 billion as of February 28, 2009. Based on current production plans, approximately 1,200 units in backlog are scheduled for delivery in the remainder of fiscal year 2010. The February 28, 2010 backlog does not include the contingent production of 2,200 units for GE. There are currently 400 units in backlog

THE GREENBRIER COMPANIES, INC.
that may be cancelled by the customer, in its sole discretion and without penalty, if during calendar 2010 the customer determines that it does not need the units. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog.
Marine backlog was approximately $90 million as of February 28, 2010. Approximately $35 million of backlog is scheduled for delivery in the remainder of fiscal year 2010. The balance of the production is scheduled into 2012.
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
We delivered 500 railcar units during fiscal year 2009 for which we have an obligation to guarantee the purchaser minimum earnings. The obligation expires December 31, 2011. The maximum potential obligation totals $13.1 million and in certain defined instances the obligation may be reduced due to early termination. The purchaser has agreed to utilize the railcars on a preferential basis, and we are entitled to re-market the railcar units when they are not being utilized by the purchaser during the obligation period. Any earnings generated from the railcar units will offset the obligation and be recognized as revenue and margin in future periods. We believe our actual obligation will be less than the $13.1 million. Upon delivery of the railcar units, the entire purchase price was recorded as revenue and paid in full. The minimum earnings due to the purchaser are considered a reduction of revenue and were recorded as deferred revenue. As of February 28, 2010, $9.1 million of the potential obligation remained in deferred revenue.
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

THE GREENBRIER COMPANIES, INC.
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
Impairment of long-lived assets - When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets are evaluated for impairment. If the forecasted undiscounted future net cash flows are less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to fair value is recognized in the current period. These estimates are based on the best information available at the time of the impairment and could be materially different if circumstances change.
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
We perform a goodwill impairment test annually during the third quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The provisions of ASC 350, Intangibles — Goodwill and Other, require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit with its carrying value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. The second step of the goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In the second step we would compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The goodwill balance as of February 28, 2010 of $137.1 million

THE GREENBRIER COMPANIES, INC.
relates to the Refurbishment & Parts segment. Goodwill was tested as of February 28, 2010 and the Company concluded that goodwill was not impaired.
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
Results of Operations
Three Months Ended February 28, 2010 Compared to Three Months Ended February 28, 2009
Overview
Total revenue for the three months ended February 28, 2010 was $200.0 million, a decrease of $87.1 million from revenues of $287.1 million in the prior comparable period. Net loss attributable to controlling interest for the three months ended February 28, 2010 was $4.8 million or $0.28 per diluted common share compared to net loss attributable to controlling interest of $7.5 million or $0.45 per diluted common share for the three months ended February 28, 2009. The net loss attributable to controlling interest for the three months ended February 28, 2010 included noncash charges aggregating $2.1 million pre-tax, $1.3 million net of tax or $0.08 per diluted common share. These charges consist of warrant amortization expense and amortization of convertible debt discount related to the adoption of ASC 470-20. The net loss attributable to controlling interest for the three months ended February 28, 2009 included $1.0 million pre-tax, $0.6 million net of tax or $0.03 per diluted common share of noncash amortization expense of the convertible debt discount related to the adoption of ASC 470-20.
Manufacturing Segment
Manufacturing revenue includes results from new railcar and marine production. New railcar delivery information includes all facilities.
Manufacturing revenue for the three months ended February 28, 2010 was $88.1 million compared to $145.6 million in the corresponding prior period, a decrease of $57.5 million. New railcar deliveries were approximately 800 units in the current period compared to approximately 1,300 in the prior comparable period. The decrease in revenue was primarily the result of lower railcar deliveries, a change in product mix with lower per unit sales prices and decreased marine revenues. Prior year revenues were negatively impacted by the accrual of a $9.9 million obligation of guaranteed minimum earnings under a certain contract.
Manufacturing margin as a percentage of revenue for the three months ended February 28, 2010 was 7.3% compared to a negative margin of 4.4% for the three months ended February 28, 2009. The increase was primarily the result of a more favorable product mix and improved production efficiencies. These increases were partially offset by less efficient absorption of overhead due to operating at lower levels of production and plant utilization. The prior period was negatively impacted by a $9.9 million obligation of guaranteed minimum earnings under a certain contract, $0.7 million in loss accruals on future production and severance of $0.6 million.
Refurbishment & Parts Segment
Refurbishment & Parts revenue of $94.3 million for the three months ended February 28, 2010 decreased by $27.4 million from revenue of $121.7 million in the prior comparable period. The decrease was primarily due to lower sales volumes across all product and service types due to the current economic environment.
Refurbishment & Parts margin as a percentage of revenue was essentially unchanged at 11.6% for the three months ended February 28, 2010 compared to 11.7% for the three months ended February 28, 2009.

THE GREENBRIER COMPANIES, INC.
Leasing & Services Segment
Leasing & Services revenue decreased $2.3 million to $17.6 million for the three months ended February 28, 2010 compared to $19.9 million for the three months ended February 28, 2009. The change was primarily a result of lower lease fleet utilization, reduced lease rates and rate adjustments on a management contract.
Pre-tax gains on sale of $0.1 million were realized on the disposition of leased equipment, consistent with the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.
Leasing & Services margin as a percentage of revenue was 38.5% and 41.9% for the three-month periods ended February 28, 2010 and 2009. The decrease was primarily a result of lower lease fleet utilization, lower earnings on certain car hire utilization leases and rate adjustments on management contracts.
The percent of owned units on lease as of February 28, 2010 was 92.4% compared to 94.3% at February 28, 2009.
Other Costs
Selling and administrative expense was $17.0 million for the three months ended February 28, 2010 compared to $16.3 million for the comparable prior period, an increase of $0.7 million. The increase was primarily due to higher depreciation expense associated with our on-going Enterprise Resource Planning (ERP) improvement projects, increased travel expenses and increased costs of our Mexican joint venture due to higher activity levels. These were partially offset by lower employee related costs.
Interest and foreign exchange increased $3.3 million to $12.4 million for the three months ended February 28, 2010, compared to $9.1 million in the prior comparable period.

(In thousands)	Three Months Ended
	February 28,
	2010	2009	Increase
Interest and foreign exchange:
Interest and other expense	$9,525	$8,896	$629
Warrant amortization	1,117	—	1,117
Amortization of convertible debt discount	1,030	954	76
Foreign exchange loss (gain)	734	(704)	1,438

	$12,406	$9,146	$3,260

Amortization expense for warrants associated with the $75.0 million term loan issued in June 2009 was $1.1 million. Interest and other expense increased $0.6 million due to the accrual of interest associated with the recording of certain tax reserves.
Income Taxes
The provision for income taxes was a benefit of $0.9 million and $1.7 million for the three months ended February 28, 2010 and February 28, 2009. The provision for income taxes is based on projected consolidated results of operations and geographical mix of earnings for the entire year which results in an estimated 30.8% annual effective tax rate on pre-tax results for fiscal year 2010. The effective tax rate fluctuates from year to year due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating results for certain operations with no related tax effect. The actual tax rate for the three months ended February 28, 2010 was 18.2% as compared to 18.3% in the prior comparable period. The actual rate of 18.2% differs from the estimated annual effective rate of 30.8% due to revisions to our projected annual effective tax rate and $1.3 million in liabilities that were recorded for uncertain tax positions.

THE GREENBRIER COMPANIES, INC.
Six Months Ended February 28, 2010 Compared to Six Months Ended February 28, 2009
Overview
Total revenues for the six months ended February 28, 2010 were $371.6 million, a decrease of $171.7 million from revenues of $543.3 million in the prior comparable period. Net loss attributable to controlling interest of $8.0 million or $0.47 per diluted common share for the six months ended February 28, 2010 compared to net loss attributable to controlling interest of $11.4 million or $0.68 per diluted common share for the six months ended February 28, 2009. The net loss attributable to controlling interest for the six months ended February 28, 2010 included noncash charges aggregating $4.3 million pre-tax, $2.6 million net of tax or $0.15 per diluted common share. These charges consist of warrant amortization expense and amortization of convertible debt discount related to the adoption of ASC 470-20. The net loss attributable to controlling interest for the six months ended February 28, 2009 included $1.9 million pre-tax, $1.1 million net of tax or $0.07 per diluted common share of noncash amortization expense of the convertible debt discount related to the adoption of ASC 470-20.
Manufacturing Segment
Manufacturing revenue for the six months ended February 28, 2010 was $148.1 million compared to $248.3 million in the corresponding prior period, a decrease of $100.2 million. New railcar deliveries were approximately 1,100 units in the current period compared to approximately 2,100 in the prior comparable period. The decrease in revenue was primarily the result of lower railcar deliveries and a change in product mix with lower per unit sales prices. Prior year revenue was negatively impacted by a $9.9 million obligation of guaranteed minimum earnings under a certain contract.
Manufacturing margin as a percentage of revenue for the six months ended February 28, 2010 was 7.2% compared to a negative 4.3% for the six months ended February 28, 2009. The increase was primarily the result of a more favorable product mix and improved production efficiencies. Prior year was negatively impacted by a $9.9 million obligation of guaranteed minimum earnings under a certain contract, $1.1 million in loss accruals on future production and severance of $0.7 million.
Refurbishment & Parts Segment
Refurbishment & Parts revenue of $187.3 million for the six months ended February 28, 2010 decreased by $66.7 million from revenue of $254.0 million in the prior comparable period. The decrease was primarily due to lower sales volumes across all product and service types and a decline in the price for scrap metal, both due to the current economic environment.
Refurbishment & Parts margin as a percentage of revenue was 11.0% for the six months ended February 28, 2010 compared to 10.7% for the six months ended February 28, 2009. The slight increase was primarily the result of cost reduction efforts.
Leasing & Services Segment
Leasing & Services revenue decreased $4.8 million to $36.2 million for the six months ended February 28, 2010 compared to $41.0 million for the six months ended February 28, 2009. The decrease was primarily a result of lower rent generated from the lease fleet offset slightly by higher gains on sale of assets from the lease fleet.
Pre-tax gains on sale of $0.9 million were realized on the disposition of leased equipment, compared to $0.4 million in the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.
Leasing & Services margin as a percentage of revenue decreased to 40.0% for the six months ended February 28, 2010 compared to 42.8% for the six months ended February 28, 2009. The decrease was primarily a result of lower lease fleet utilization and lower earnings on certain car hire utilization leases. This was partially offset by increased gains on sales of assets from the lease fleet which has no associated cost of revenue.

THE GREENBRIER COMPANIES, INC.
Other Costs
Selling and administrative costs were $33.2 million for the six months ended February 28, 2010 compared to $32.2 million for the comparable prior period, an increase of $1.0 million. The increase was primarily due to higher depreciation expense associated with our on-going ERP improvement projects and increased costs of our Mexican joint venture due to higher activity levels. These were partially offset by lower employee related costs. The prior period included a reversal of $2.1 million of certain accruals, which was partially offset by severance costs of $0.8 million related to reductions in work force.
Interest and foreign exchange expense was $23.5 million for the six months ended February 28, 2010, compared to $20.9 million in the prior comparable period.

(In thousands)	Six Months Ended
	February 28,		Increase
	2010	2009	(decrease)
Interest and foreign exchange:
Interest and other expense	$18,333	$18,561	$(228)
Warrant amortization	2,235	—	2,235
Amortization of convertible debt discount	2,027	1,879	148
Foreign exchange loss	922	477	445

	$23,517	$20,917	$2,600

Warrant amortization expense was $2.2 million associated with the $75.0 million term loan issued in June 2009. Interest and other expense decreased due to declines in interest rates and lower outstanding borrowings. This was partially offset by $0.6 million of interest associated with certain tax accruals.
Income Tax
The provision for income taxes was a benefit of $3.4 million and $6.6 million for the six months ended February 28, 2010 and 2009. The provision for income taxes is based on projected consolidated results of operations and geographic mix of earnings for the entire year which resulted in an estimated 30.8% annual effective tax rate on pre-tax income for fiscal year 2010. The effective tax rate fluctuates from year to year due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating results for certain operations with no related tax benefit. The actual tax rate for the six months ended February 28, 2010 was 31.7% as compared to 34.7% in the prior comparable period. The actual rate of 31.7% differs from the estimated effective rate of 30.8% due to revisions to our projected geographic mix of earnings, the reversal of $0.8 million in liabilities for uncertain tax positions for which we are no longer subject to examination by tax authorities and $1.3 million in liabilities that were recorded for uncertain tax positions.
Liquidity and Capital Resources
Subsequent to quarter end we received a tax refund of $14.1 million as a result of recent changes in the tax laws which allowed us to carry losses back a total of five years.
We have been financed through cash generated from operations and borrowings. During the six months ended February 28, 2010, cash decreased $8.3 million to $67.9 million from $76.2 million at August 31, 2009.
Cash provided by operations for the six months ended February 28, 2010 was $7.8 million compared to $55.8 million for the six months ended February 28, 2009. The change was primarily due to timing of working capital needs including purchases of railcars held for sale, timing of inventory purchases and varying customer payment terms.
Cash used in investing activities was $16.8 million for the six months ended February 28, 2010 compared to $13.3 million in the prior comparable period. Cash usage was primarily for capital expenditures.

THE GREENBRIER COMPANIES, INC.
Capital expenditures totaled $19.6 million and $15.1 million for the six months ended February 28, 2010 and 2009. Of these capital expenditures, approximately $12.9 million and $6.6 million were attributable to Leasing & Services operations for the six months ended February 28, 2010 and 2009. Leasing & Services capital expenditures for 2010, net of proceeds from sales of equipment, are expected to be $8.0 million depending on market conditions and fleet management objectives. We regularly sell assets from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures. Proceeds from the sale of equipment were $3.1 million and $1.4 million for the six months ended February 28, 2010 and 2009.
Approximately $1.6 million and $6.8 million of capital expenditures for the six months ended February 28, 2010 and 2009 were attributable to manufacturing operations. Capital expenditures for manufacturing operations are expected to be approximately $7.0 million in 2010 and primarily relate to maintenance of existing equipment and ERP implementation.
Refurbishment & Parts capital expenditures for the six months ended February 28, 2010 and 2009 were $5.1 million and $1.7 million and are expected to be approximately $16.0 million in 2010 for maintenance of existing facilities and equipment, ERP implementation and replacement facilities.
Cash used in financing activities was $0.8 million for the six months ended February 28, 2010 compared to cash provided by financing activities of $5.7 million in the six months ended February 28, 2009. During the six months ended February 28, 2010 we repaid $4.0 million in term debt. This was partially offset by $1.7 million received in net proceeds from a new term loan borrowing and $1.5 million in net proceeds under revolving credit lines. In the prior period, we received $11.3 million in net proceeds from borrowings under revolving credit lines and repaid $7.4 in term debt.
All amounts originating in foreign currency have been translated at the February 28, 2010 exchange rate for the following discussion. As of February 28, 2010 senior secured credit facilities, consisting of three components, aggregated $124.5 million. As of February 28, 2010 a $100.0 million revolving line of credit, maturing November 2011, was available to provide working capital and interim financing of equipment, principally for the United States and Mexican operations. Advances under this revolving credit facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. In addition, current lines of credit totaling $18.8 million, with various variable rates, are available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from April 2010 through August 2010. Our Mexican joint venture obtained a line of credit of $5.7 million secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 3.0% and are due 180 days after the date of borrowing. Currently the outstanding borrowings have maturities that range from July 2010 to August 2010. As of February 28, 2010 outstanding borrowings under our facilities consists of $3.8 million in letters of credit outstanding under the North American credit facility, $11.6 million in revolving notes outstanding under the European credit facilities and $5.7 million under the Mexican joint venture credit facility.
The revolving and operating lines of credit, along with notes payable, contain covenants with respect to the Company and various subsidiaries, the most restrictive of which, among other things, limit the ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into sale leaseback transactions; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all the Company’s assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage.
Available borrowings under our credit facilities are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which, as of February 28, 2010 would allow for maximum additional borrowing of $108.1 million. The Company has an aggregate of $103.4 million available to draw down under the committed credit facilities as of February 28, 2010. This amount consists of $96.2 million available on the North American credit facility and $7.2 million on the European credit facilities.

THE GREENBRIER COMPANIES, INC.
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
Greenbrier has financed the working capital needs of our Mexican joint venture through a secured, interest bearing loan. The balance of the loan was $25.0 million as of February 28, 2010. Subsequent to quarter end our joint venture made an additional loan payment reducing the balance of the loan to $22.0 million. As a result of the $3.0 million repayment, we expect to make a prepayment of $1.5 million on the secured term loan with affiliates WL Ross & Co. LLC during the third quarter.
In accordance with customary business practices in Europe, we have $10.5 million in bank and third party performance and warranty guarantee facilities, all of which have been utilized as of February 28, 2010. To date no amounts have been drawn under these performance and warranty guarantees.
Quarterly dividends were suspended as of the third quarter 2009. A quarterly dividend of $.04 per share was declared during the second quarter of 2009. Quarterly dividends of $.08 per share were declared each quarter from the fourth quarter of 2005 through the first quarter of 2009.
We have advanced $0.5 million in long-term advances to an unconsolidated subsidiary which are secured by accounts receivable and inventory. As of February 28, 2010, this same unconsolidated subsidiary had $1.7 million in third party debt for which we have guaranteed 33% or approximately $0.6 million. The facility has been idled and expects to restart production when demand returns. We, along with our partners, have made an additional equity investment during the first quarter of 2010, our share of which was $0.5 million. Additional investments may be required later in the year.
We expect existing funds and cash generated from operations, together with proceeds from financing activities including borrowings under existing credit facilities and long-term financings, to be sufficient to fund working capital needs, planned capital expenditures and expected debt repayments for the foreseeable future.
Off Balance Sheet Arrangements
We do not currently have off balance sheet arrangements that have or are likely to have a material current or future effect on our Consolidated Financial Statements.

THE GREENBRIER COMPANIES, INC.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We have operations in Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At February 28, 2010, $38.8 million of forecast sales in Europe were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results. We believe the exposure to foreign exchange risk is not material.
In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At February 28, 2010, net assets of foreign subsidiaries aggregated $27.3 million and a 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity controlling interest of $2.7 million, 1.3% of total stockholders’ equity controlling interest. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.
Interest Rate Risk
We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $46.3 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At February 28, 2010, 66% of our debt has fixed rates and 34% has variable rates. At February 28, 2010, a uniform 10% increase in interest rates would result in approximately $0.6 million of additional annual interest expense.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Item 4T. Controls and Procedures
Not applicable

THE GREENBRIER COMPANIES, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There is hereby incorporated by reference the information disclosed in Note 14 to Condensed Consolidated Financial Statements, Part I of this quarterly report.
Item 1A. Risk Factors
There have been no material changes in our risk factors described in our Annual Report on Form 10-K for the year ended August 31, 2009.
Item 5. Other Information
Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Stockholders of the Company, held on January 8, 2010, two proposals were voted upon by the Company’s stockholders. A brief discussion of each proposal voted upon at the Annual Meeting and the number of votes cast for, against, withheld, abstentions and broker non-votes to each proposal are set forth below.
A vote was taken at the Annual Meeting for the election of four Class I Directors of the Company to hold office until the Annual Meeting of Stockholders to be held in 2013 or until their successors are elected and qualified and two Class II Directors of the Company to hold office until the Annual Meeting of Stockholders to be held in 2011 or until their successors are elected and qualified. The aggregate numbers of shares of Common Stock voted in person or by proxy for each nominee were as follows:

Nominee	Votes for Election	Votes Withheld	Votes Abstained	Broker Non-Votes
Class I
Duane C. McDougall	10,029,326	2,796,589	—	—
A. Daniel O’Neal Jr.	12,526,572	299,343	—	—
Wilbur L. Ross, Jr.	10,617,432	2,208,483	—	—
Donald A. Washburn	10,028,197	2,797,718

Class II
Victoria McManus	12,651,415	174,500	—	—
Wendy L. Teramoto	12,657,394	168,521	—	—
A vote was taken at the Annual Meeting on the proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year ended August 31, 2010. The aggregate number of shares of Common Stock represented in person or by proxy, which voted for, voted against, abstained from voting and broker non-votes were as follows:

Votes for Ratification	Votes against Ratification	Votes Abstained	Broker Non-Votes
14,621,908	91,569	13,642	—
The foregoing proposals are described more fully in the Company’s definitive proxy statement dated November 24, 2009, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

THE GREENBRIER COMPANIES, INC.
Item 6. Exhibits
(a) List of Exhibits:

31.1	Certification pursuant to Rule 13 (a) – 14 (a).

31.2	Certification pursuant to Rule 13 (a) – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE GREENBRIER COMPANIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.
Date: April 6, 2010	By:	/s/ Mark J. Rittenbaum
Mark J. Rittenbaum
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 6, 2010	By:	/s/ James W. Cruckshank
James W. Cruckshank
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)