Form 10-Q
period 2010-05-31
GREENBRIER COMPANIES INC
filed 2010-07-09
CIK 923120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2010

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
The number of shares of the registrant’s common stock, without par value, outstanding on June 29, 2010 was 21,872,320 shares.

THE GREENBRIER COMPANIES, INC.
Forward-Looking Statements
From time to time, The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) or their representatives have made or may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission, including this filing on Form 10-Q. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:
•	availability of financing sources and borrowing base for working capital, other business development activities, capital spending and railcar warehousing activities;

•	ability to renew, maintain or obtain sufficient lines of credit and performance guarantees on acceptable terms;

•	ability to utilize beneficial tax strategies;

•	ability to grow our refurbishment & parts and lease fleet and management services businesses;

•	ability to obtain sales contracts which provide adequate protection against increased costs of materials and components;

•	ability to obtain adequate insurance coverage at acceptable rates;

•	ability to obtain adequate certification and licensing of products; and

•	short- and long-term revenue and earnings effects of the above items.
The following factors, among others, could cause actual results or outcomes to differ materially from the forward-looking statements:
•	fluctuations in demand for newly manufactured railcars or marine barges;

•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase the amount of products or services under the contracts as anticipated;

•	ability to maintain sufficient availability of credit facilities and to maintain compliance with or to obtain appropriate amendments to covenants under various credit agreements;

•	domestic and global political or economic conditions including such matters as terrorism, war, embargoes or quotas;

•	growth or reduction in the surface transportation industry;

•	ability to maintain good relationships with third party labor providers or collective bargaining units;

•	steel and specialty component price fluctuations, scrap surcharges, steel scrap prices and other commodity price fluctuations and their impact on product demand and margin;

•	a delay or failure of acquired businesses, start-up operations, or new products or services to compete successfully;

•	changes in product mix and the mix of revenue levels among reporting segments;

•	labor disputes, energy shortages or operating difficulties that might disrupt operations or the flow of cargo;

•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of alliance partners, subcontractors or suppliers;

•	ability to renew or replace expiring customer contracts on satisfactory terms;

•	ability to obtain and execute suitable contracts for railcars held for sale;

•	lower than anticipated lease renewal rates, earnings on utilization based leases or residual values for leased equipment;

•	discovery of defects in railcars resulting in increased warranty costs or litigation;

•	resolution or outcome of pending or future litigation and investigations;

•	financial condition of principal customers;

•	competitive factors, including introduction of competitive products, new entrants into certain of our markets, price pressures, limited customer base and competitiveness of our manufacturing facilities and products;

•	industry overcapacity and our manufacturing capacity utilization;

•	decreases in carrying value of inventory, goodwill or other assets due to impairment;

THE GREENBRIER COMPANIES, INC.
•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

•	changes in future maintenance or warranty requirements;

•	ability to adjust to the cyclical nature of the railcar industry;
•	changes in interest rates and financial impacts from interest rates;

•	ability and cost to maintain and renew operating permits;

•	actions by various regulatory agencies;

•	changes in fuel and/or energy prices;

•	risks associated with our intellectual property rights or those of third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;

•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;

•	availability of a trained work force and availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;

•	failure to successfully integrate acquired businesses;

•	discovery of unknown liabilities associated with acquired businesses;

•	failure of or delay in implementing and using new software or other technologies;

•	ability to replace maturing lease revenue and earnings with revenue and earnings from additions to the lease fleet and management services;

•	credit limitations upon our ability to maintain effective hedging programs; and

•	financial impacts from currency fluctuations and currency hedging activities in our worldwide operations.
Any forward-looking statements should be considered in light of these factors. Words such as “anticipates,” “believes,” “forecast,” “potential,” “contemplates,” “expects,” “intends,” “plans,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” and similar expressions identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You are cautioned not to put undue reliance on any forward-looking statements. Except as otherwise required by law, we do not assume any obligation to update any forward-looking statements.
All references to years refer to the fiscal years ended August 31st unless otherwise noted.

THE GREENBRIER COMPANIES, INC.
PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
Consolidated Balance Sheets
(In thousands, unaudited)

	May 31,	August 31,
	2010	2009(1)
Assets
Cash and cash equivalents	$116,595	$76,187
Restricted cash	1,715	1,083
Accounts receivable	111,999	113,371
Inventories	166,582	142,824
Assets held for sale	23,011	31,711
Equipment on operating leases	304,560	313,183
Investment in direct finance leases	7,368	7,990
Property, plant and equipment, net	127,128	127,974
Goodwill	137,066	137,066
Intangibles and other assets	94,695	96,902

	$1,090,719	$1,048,291

Liabilities and Equity
Revolving notes	$11,753	$16,041
Accounts payable and accrued liabilities	179,248	170,889
Losses in excess of investment in de-consolidated subsidiary	15,313	15,313
Deferred income taxes	85,029	69,199
Deferred revenue	11,104	19,250
Notes payable	506,382	525,149

Commitments and contingencies (Note 18)

Equity:
Greenbrier
Preferred stock — without par value; 25,000 shares authorized; none outstanding	—	—
Common stock — without par value; 50,000 shares authorized; 21,872 and 17,094 shares outstanding at May 31, 2010 and August 31, 2009	22	17
Additional paid-in capital	171,606	117,060
Retained earnings	113,006	116,439
Accumulated other comprehensive loss	(11,923)	(9,790)

Total stockholders’ equity Greenbrier	272,711	223,726

Noncontrolling interest	9,179	8,724

Total equity	281,890	232,450

	$1,090,719	$1,048,291

(1)	As adjusted for the effects of Accounting Standards Codification (ASC) 470 — 20 Debt — Debt with Conversion and Other Options. See Note 2 to the Consolidated Financial Statements. The prior year presentation was adjusted to conform to the adoption of ASC 810-10-65 Consolidation — Transition related to SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.
The accompanying notes are an integral part of these statements

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009(1)	2010	2009(1)
Revenue
Manufacturing	$77,877	$105,986	$226,020	$354,278
Refurbishment & Parts	112,186	120,190	299,497	374,150
Leasing & Services	21,392	18,272	57,582	59,281

	211,455	244,448	583,099	787,709

Cost of revenue
Manufacturing	68,931	100,847	206,386	359,772
Refurbishment & Parts	96,725	104,859	263,398	331,613
Leasing & Services	9,931	12,049	31,638	35,525

	175,587	217,755	501,422	726,910

Margin	35,868	26,693	81,677	60,799

Other costs
Selling and administrative	17,519	15,886	50,686	48,131
Interest and foreign exchange	9,536	11,710	33,053	32,627
Special charges	—	55,667	—	55,667

	27,055	83,263	83,739	136,425
Earnings (loss) before income taxes and loss from unconsolidated affiliates	8,813	(56,570)	(2,062)	(75,626)
Income tax benefit (expense)	(2,418)	5,217	1,025	11,820

Earnings (loss) before loss from unconsolidated affiliates	6,395	(51,353)	(1,037)	(63,806)

Loss from unconsolidated affiliates	(318)	(457)	(632)	(274)

Net earnings (loss)	6,077	(51,810)	(1,669)	(64,080)
Net (earnings) loss attributable to noncontrolling interest	(1,514)	687	(1,764)	1,606

Net earnings (loss) attributable to Greenbrier	$4,563	$(51,123)	$(3,433)	$(62,474)

Basic earnings (loss) per common share	$0.25	$(3.04)	$(0.20)	$(3.71)

Diluted earnings (loss) per common share	$0.23	$(3.04)	$(0.20)	$(3.71)

Weighted average common shares:
Basic	18,220	16,840	17,477	16,840
Diluted	20,058	16,840	17,477	16,840

(1)	As adjusted for the effects of Accounting Standards Codification (ASC) 470 — 20 Debt — Debt with Conversion and Other Options. See Note 2 to the Consolidated Financial Statements. The prior year presentation was adjusted to conform to the adoption of ASC 810-10-65 Consolidation — Transition related to SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.
The accompanying notes are an integral part of these statements

THE GREENBRIER COMPANIES, INC.
Consolidated Statement of Equity and Comprehensive Income (Loss)
(In thousands, except per share amounts, unaudited)

	Attributable to Greenbrier
					Accumulated Other
	Common Stock		Additional Paid-in	Retained	Comprehensive	Attributable to	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Noncontrolling Interest	Equity
Balance September 1, 2009	17,094	$17	$117,060	$116,439	$(9,790)	$8,724	$232,450

Net earnings (loss)	—	—	—	(3,433)	—	1,764	(1,669)
Translation adjustment	—	—	—	—	(2,500)	—	(2,500)
Reclassification of derivative financial instruments recognized in net loss (net of tax effect)	—	—	—	—	(564)	—	(564)
Unrealized gain on derivative financial instruments (net of tax effect)	—	—	—	—	931	—	931

Comprehensive loss							(3,802)
Noncontrolling interest adjustments	—	—	—	—	—	(1,309)	(1,309)
ASC 470-20 adjustment for partial convertible note retirement (net of tax)	—	—	(2,080)	—	—	—	(2,080)
Net proceeds from equity offering	4,500	5	52,720	—	—	—	52,725
Restricted stock awards (net of cancellations)	271	—	3,178	—	—	—	3,178
Unamortized restricted stock	—	—	(3,178)	—	—	—	(3,178)
Restricted stock amortization	—	—	4,264	—	—	—	4,264
Stock options exercised	7	—	29	—	—	—	29
Excess tax expense of stock options exercised	—	—	(387)	—	—	—	(387)

Balance May 31, 2010	21,872	$22	$171,606	$113,006	$(11,923)	$9,179	$281,890

	Attributable to Greenbrier
					Accumulated Other
	Common Stock		Additional Paid-in	Retained	Comprehensive	Attributable to	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Noncontrolling Interest	Equity
Balance September 1, 2008	16,606	$17	$99,677	$174,831	$(1,305)	$8,618	$81,838
Net loss	—	—	—	(62,474)	—	(1,606)	(64,080)
Translation adjustment	—	—	—	—	(7,704)	—	(7,704)
Reclassification of derivative financial instruments recognized in net loss (net of tax effect)	—	—	—	—	(466)	—	(466)
Unrealized loss on derivative financial instruments (net of tax effect)	—	—	—	—	(8,972)	—	(8,972)

Comprehensive loss							(81,222)
Investment by joint venture partner	—	—	—	—	—	1,400	1,400
Noncontrolling interest adjustments	—	—	—	—	—	(12)	(12)
Cash dividends ($0.12 per share)	—	—	—	(2,001)	—	—	(2,001)
Restricted stock awards (net of cancellations)	485	—	1,252	—	—	—	1,252
Unamortized restricted stock	—	—	(1,252)	—	—	—	(1,252)
Restricted stock amortization	—	—	3,650	—	—	—	3,650
Stock options exercised	3	—	23	—	—	—	23
Excess tax expense of stock options exercised	—	—	(764)	—	—	—	(764)

Balance May 31, 2009	17,094	$17	$102,586	$110,356	$(18,447)	$8,400	$202,912

As adjusted for the effects of Accounting Standards Codification (ASC) 470 – 20 Debt – Debt with Conversion and Other Options. See Note 2 to the Consolidated Financial Statements. The prior year presentation was adjusted to conform to the adoption of ASC 810-10-65 Consolidation – Transition related to SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.
The accompanying notes are an integral part of these statements

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	May 31,
	2010	2009(1)
Cash flows from operating activities
Net loss	$(1,669)	$(64,080)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	17,084	(11,538)
Depreciation and amortization	27,967	28,259
(Gain) loss on sales of equipment	(4,032)	63
Special charges	—	55,667
Accretion of debt discount	6,701	2,840
Gain on extinguishment of debt	(2,266)	—
Other	2,798	940
Decrease (increase) in assets:
Accounts receivable	(1,615)	58,068
Inventories	(25,943)	63,098
Assets held for sale	9,252	13,592
Other	4,419	218
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	11,352	(52,991)
Deferred revenue	(7,824)	(4,895)

Net cash provided by operating activities	36,224	89,241

Cash flows from investing activities
Principal payments received under direct finance leases	358	319
Proceeds from sales of equipment	14,794	4,488
Investment in unconsolidated subsidiary	(650)	—
Contract placement fee	(6,050)	—
Decrease (increase) in restricted cash	(632)	431
Capital expenditures	(28,266)	(33,505)

Net cash used in investing activities	(20,446)	(28,267)

Cash flows from financing activities
Changes in revolving notes	(2,130)	(28,184)
Net proceeds from issuance of notes payable	1,712	—
Repayments of notes payable	(28,357)	(15,348)
Net proceeds from equity offering	52,725	—
Dividends	—	(2,001)
Investment by joint venture partner	—	1,400
Other	28	2,909

Net cash provided by (used in) financing activities	23,978	(41,224)

Effect of exchange rate changes	652	(8,683)
Increase in cash and cash equivalents	40,408	11,067
Cash and cash equivalents
Beginning of period	76,187	5,957

End of period	$116,595	$17,024

Cash paid during the period for
Interest	$27,580	$30,592
Income taxes paid (refunded)	$(13,943)	$1,899
Supplemental disclosure of non-cash activity:
Adjustment to tax reserves	$—	$7,415 (2)

(1)	As adjusted for the effects of Accounting Standards Codification (ASC) 470 – 20 Debt – Debt with Conversion and Other Options. See Note 2 to the Consolidated Financial Statements. The prior year presentation was adjusted to conform to the adoption of ASC 810-10-65 Consolidation – Transition related to SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.

(2)	Release of a tax reserve that was initially recorded as goodwill on the acquisition of Meridian Rail Holding Corp. The contingency requiring this reserve lapsed in the first quarter of fiscal 2009.
The accompanying notes are an integral part of these statements

THE GREENBRIER COMPANIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Interim Financial Statements
The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of May 31, 2010 and for the three and nine months ended May 31, 2010 and 2009 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three and nine months ended May 31, 2010 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2010.
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
Reclassifications – Certain reclassifications have been made to prior year’s Consolidated Financial Statements to conform to the 2010 presentation of noncontrolling interest in subsidiaries due to the adoption of ASC 810-10-65 Consolidations – Transition related to SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51.
Initial Adoption of Accounting Policies – In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, Business Combinations. This statement, which has been codified within ASC 805, Business Combinations, establishes the principles and requirements for how an acquirer recognizes and measures the assets acquired, liabilities assumed, and noncontrolling interest; recognizes and measures goodwill; and identifies disclosures. This statement was effective for the Company for business combinations entered into on or after September 1, 2009.
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
In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This guidance specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance, which has been codified within ASC 470, Debt, was effective for the Company beginning September 1, 2009 with respect to its outstanding convertible debt. This guidance required retrospective adjustments for all periods the Company had the convertible debt outstanding. See Note 2 for discussion of the impact on the Consolidated Financial Statements.
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

THE GREENBRIER COMPANIES, INC.
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
Note 2 – Adoption of ASC 470-20 Debt – Debt with Conversion and Other Options
On September 1, 2009 the Company adopted accounting guidance for debt instruments that may be settled in cash upon conversion. This guidance was retrospectively applied to the Company’s outstanding convertible senior notes with a coupon rate of 2⅜%. In accordance with ASC 470-20, the Company separately accounts for the liability and equity components in a manner that reflects the entity’s non convertible debt borrowing rate. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component, which is the conversion feature at issuance, is recognized as the difference between the proceeds from the issuance of the notes and the fair value of the liability component. The Company recognized an effective interest rate of 7 3/4% on the carrying value of the debt.
On September 1, 2009 the Company retrospectively recorded on its Consolidated Balance Sheet a debt discount of $17.0 million, a deferred tax liability of $6.7 million and a $10.3 million increase to equity. The debt discount is being amortized using the effective interest rate method through May 2013 and the amortization expense is included in Interest and foreign exchange on the Consolidated Statements of Operations. The pre-tax amortization was $0.9 million and $3.0 million for the three and nine months ended May 31, 2010 and $1.0 million and $2.8 million for the three and nine months ended May 31, 2009. On April 20, 2010 the Company retired $22.2 million of outstanding convertible senior notes which resulted in a reduction of the debt discount by $3.2 million. Pre-tax amortization, after the early debt retirement of $22.2 million, is expected to be approximately $3.8 million in the year ending August 31, 2010, $3.5 million in the year ending August 31, 2011, $3.7 million in the year ending August 31, 2012 and $2.8 million in the year ending August 31, 2013.
The retrospective application of this guidance adjusted Interest and foreign exchange and Net loss attributable to Greenbrier for the three and nine months ended May 31, 2009 as indicated below:
For the three months ended May 31, 2009
(In thousands, except per share amounts)

			Loss per common share:
		Net loss
	Interest and	attributable to
	foreign exchange	Greenbrier	Basic	Diluted
Previously reported	$10,749	$(50,538)	$(3.00)	$(3.00)
Adjustment	961	(585)	(0.04)	(0.04)

Revised	$11,710	$(51,123)	$(3.04)	$(3.04)

For the nine months ended May 31, 2009
(In thousands, except per share amounts)

			Loss per common share:
		Net loss
	Interest and	attributable to
	foreign exchange	Greenbrier	Basic	Diluted
Previously reported	$29,787	$(60,746)	$(3.61)	$(3.61)
Adjustment	2,840	(1,728)	(0.10)	(0.10)

Revised	$32,627	$(62,474)	$(3.71)	$(3.71)

THE GREENBRIER COMPANIES, INC.
Note 3 – Special Charges
As of May 2009, the Company recorded special charges of $55.7 million associated with the impairment of goodwill. These charges consist of $1.3 million in the Manufacturing segment, $3.1 million in the Leasing & Services segment and $51.3 million in the Refurbishment & Parts segment.
Note 4 – Inventories
(In thousands)

	May 31,	August 31,
	2010	2009
Supplies and raw materials	$122,036	$113,935
Work-in-process	48,685	33,771
Lower of cost or market adjustment	(4,139)	(4,882)

	$166,582	$142,824

Note 5 – Assets Held for Sale
(In thousands)

	May 31,	August 31,
	2010	2009
Finished goods — parts	$19,338	$17,894
Railcars held for sale	3,673	13,625
Railcars in transit to customer	—	192

	$23,011	$31,711

Note 6 – Intangibles and other assets
Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized over their useful lives.
The following table summarizes the Company’s identifiable intangible assets balance:
(In thousands)

	May 31,	August 31,
	2010	2009
Intangible assets subject to amortization:
Customer relationships	$66,825	$66,825
Accumulated amortization	(12,663)	(9,549)

Other intangibles	4,918	5,187
Accumulated amortization	(2,671)	(2,289)

	56,409	60,174
Intangible assets not subject to amortization	912	912
Prepaid and other assets	37,374	35,816

Total intangible and other assets	$94,695	$96,902

Intangible assets with finite lives are amortized using the straight line method over their estimated useful lives and include the following: proprietary technology, 10 years; trade names, 5 years; patents, 11 years; and long-term customer agreements and relationships, 5 to 20 years. Amortization expense for the three and nine months ended May 31, 2010 was $1.2 million and $3.6 million and for the three and nine months ended May 31, 2009 was $1.2

THE GREENBRIER COMPANIES, INC.
million and $3.6 million. Amortization expense for the years ending August 31, 2010, 2011, 2012, 2013 and 2014 is expected to be $4.8 million, $4.7 million, $4.5 million, $4.4 million and $4.3 million.
Note 7 – Revolving Notes
All amounts originating in foreign currency have been translated at the May 31, 2010 exchange rate for the following discussion. As of May 31, 2010 senior secured credit facilities, consisting of three components, aggregated $121.8 million. As of May 31, 2010 a $100.0 million revolving line of credit secured by substantially all the Company’s assets in the United States not otherwise pledged as security for term loans, maturing November 2011, was available to provide working capital and interim financing of equipment, principally for the United States and Mexican operations. Advances under this facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios. In addition, as of May 31, 2010, lines of credit totaling $16.1 million secured by substantially all of the Company’s European assets, with various variable rates, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from August 2010 through June 2011. The Company’s Mexican joint venture obtained a line of credit of $5.7 million secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 3.0% and are due 180 days after the date of borrowing. Currently the outstanding borrowings have maturities that range from July 2010 to August 2010.
As of May 31, 2010 outstanding borrowings under these facilities consists of $3.6 million in letters of credit outstanding under the North American credit facility, $6.1 million in revolving notes outstanding under the European credit facilities and $5.7 million outstanding under the joint venture credit facility.
Note 8 – Accounts Payable and Accrued Liabilities
(In thousands)

	May 31,	August 31,
	2010	2009
Trade payables and other accrued	$138,833	$128,807
Accrued payroll and related liabilities	18,516	16,332
Accrued maintenance	13,400	16,206
Accrued warranty	6,921	8,184
Other	1,578	1,360

	$179,248	$170,889

THE GREENBRIER COMPANIES, INC.
Note 9 – Warranty Accruals
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
Warranty accrual activity:
(In thousands)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009
Balance at beginning of period	$7,480	$10,146	$8,184	$11,873
Charged to cost of revenue	243	456	344	1,132
Payments	(743)	(892)	(1,540)	(2,502)
Currency translation effect	(59)	189	(67)	(604)

Balance at end of period	$6,921	$9,899	$6,921	$9,899

Note 10 – Notes Payable
(In thousands)

	May 31,	August 31,
	2010	2009
Senior unsecured notes	$235,000	$235,000
Convertible senior notes	77,800	100,000
Term loans	212,704	219,075
Other notes payable	298	398

	525,802	554,473
Debt discount net of amortization	(19,420)	(29,324)

	$506,382	$525,149

Senior unsecured notes, due 2015, bear interest at a fixed rate of 8⅜%, paid semi-annually in arrears on May 15th and November 15th of each year. Payment on the notes is guaranteed by substantially all of the Company’s domestic subsidiaries.
Convertible senior notes, due 2026, bear interest at a fixed rate of 2⅜%, paid semi-annually in arrears on May 15th and November 15th. The Company will also pay contingent interest of ⅜% on the notes in certain circumstances commencing with the six-month period beginning May 15, 2013. Payment on the convertible notes is guaranteed by substantially all of the Company’s domestic subsidiaries. The convertible senior notes will be convertible upon the occurrence of specified events into cash and shares, if any, of Greenbrier’s common stock at an initial conversion rate of 20.8125 shares per $1,000 principal amount of the notes (which is equal to an initial conversion price of $48.05 per share). The initial conversion rate is subject to adjustment upon the occurrence of certain events, as defined. On or after May 15, 2013, Greenbrier may redeem all or a portion of the notes at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. On May 15, 2013, May 15, 2016 and May 15, 2021 and in the event of certain fundamental changes, holders may require the Company to repurchase all or a portion of their notes at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. In April 2010, the Company retired $22.2 million of the convertible notes early and realized a gain of $2.3 million which was recorded as Interest and foreign exchange in the Consolidated Statement of Operations. ASC 470-20 was effective for the Company beginning September 1, 2009 in respect to the outstanding convertible senior notes. See Note 2, Adoption of ASC 470-20 Debt – Debt with Conversion and Other Options for the expected impact to the Company’s Consolidated Financial Statements.

THE GREENBRIER COMPANIES, INC.
On March 30, 2007, the Company issued a $100.0 million senior term note secured by a pool of leased railcars. The note bears a floating interest rate of LIBOR plus 1% with principal of $0.7 million paid quarterly in arrears and a balloon payment of $81.8 million due at the end of the seven-year loan term. On May 9, 2008, the Company issued an additional $50.0 million senior term note secured by a pool of leased railcars. The note bears a floating interest rate of LIBOR plus 1% with principal of $0.3 million paid quarterly in arrears and a balloon payment of $41.2 million due at the end of the seven-year loan term. An interest rate swap agreement was entered into to swap the floating interest rate of LIBOR plus 1% to a fixed rate of 4.24%. At May 31, 2010, the notional amount of the agreement was $46.0 million and matures in March 2014. On June 10, 2009, the Company issued a $75.0 million term loan, maturing in June 2012, which is principally secured by all of a subsidiary’s assets. The loan contains no financial covenants, is non-amortizing and requires mandatory prepayments under certain circumstances. The balance as of May 31, 2010 was $71.8 million and has a variable interest rate of LIBOR plus 3.5% paid quarterly in arrears with a balloon payment due at the end of the three-year loan term. In connection with the loan, the Company issued warrants to purchase 3.378 million shares of its common stock at $6 per share, both subject to adjustment in certain circumstances. The warrants have a five-year term. The warrants were valued at $13.4 million, and recorded as a debt discount (reducing Notes payable) and Additional paid-in capital (increasing Stockholders’ equity Greenbrier) on the Consolidated Balance Sheet. This debt discount will be amortized and recorded as Interest and foreign exchange in the Statements of Operations over the life of the loan. The amortization of the debt discount was $1.5 million and $3.7 million for the three and nine months ended May 31, 2010 and is expected to be $4.8 million for the year ending August 31, 2010, $4.3 million for the year ending August 31, 2011 and $3.2 million for the year ending August 31, 2012.
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
Principal payments on the notes payable are as follows:
(In thousands)
Year ending August 31,

2010 (Remaining three months)	$1,051
2011	4,577
2012	76,331
2013	4,466
2014	84,677
Thereafter	354,700

$525,802

Note 11 – Shareholders’ Equity
On May 12, 2010, the Company issued 4,000,000 shares of its common stock at a price of $12.50 per share, less underwriting commissions, discounts and expenses. On May 19, 2010, an additional 500,000 shares were issued pursuant to the 30-day over-allotment option exercised by the underwriters. Greenbrier’s management has broad discretion to allocate the net proceeds of $52.7 million from the offering for such purposes as working capital, capital expenditures, repayment or repurchase of a portion of the Company’s indebtedness or acquisitions of, or investment in, complementary businesses and products. The Company has no current agreements or commitments to use these proceeds to repay or repurchase any indebtedness or to make any material acquisitions or investments. Pending such uses, the Company is investing the net proceeds from the offering in highly liquid, investment-grade securities.

THE GREENBRIER COMPANIES, INC.
Note 12 — Comprehensive Income (Loss)
The following is a reconciliation of net income (loss) to comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(In thousands)	2010	2009(1)	2010	2009(1)
Net income (loss)	$6,077	$(51,810)	$(1,669)	$(64,080)
Reclassification of derivative financial instruments recognized in net loss, net of tax	(284)	(233)	(564)	(467)
Unrealized gain (loss) on derivative financial instruments, net of tax	(760)	4,061	931	(8,971)
Foreign currency translation adjustment	(2,233)	2,187	(2,500)	(7,704)

Comprehensive income (loss) before noncontrolling interest	2,800	(45,795)	(3,802)	(81,222)
Comprehensive income (loss) attributable to noncontrolling interest	(1,514)	687	(1,764)	1,606

Comprehensive income (loss) attributable to Greenbrier	$1,286	$(45,108)	$(5,566)	$(79,616)

(1)	As adjusted for the effects of ASC 470 — 20 Debt — Debt with Conversion and Other Options. See Note 2.
Accumulated other comprehensive income (loss), net of tax effect, consisted of the following:

	Unrealized Gains
	(Losses) on
	Derivative		Foreign Currency	Accumulated Other
	Financial	Pension Plan	Translation	Comprehensive
(In thousands)	Instruments	Adjustment	Adjustment	Income (Loss)
Balance, September 1, 2009	$(2,506)	$(6,999)	$(285)	$(9,790)
Nine month activity	367	—	(2,500)	(2,133)

Balance, May 31, 2010	$(2,139)	$(6,999)	$(2,785)	$(11,923)

Note 13 — Earnings (Loss) Per Share
The shares used in the computation of the Company’s basic and diluted earnings (loss) per common share attributable to Greenbrier are reconciled as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(In thousands)	2010	2009	2010	2009
Weighted average basic common shares outstanding	18,220	16,840	17,477	16,840
Dilutive effect of employee stock options (1)	6	—	—	—
Dilutive effect of warrants-treasury stock method (1)	1,832	—	—	—

Weighted average diluted common shares outstanding	20,058	16,840	17,477	16,840

(1)	Dilutive effect of common stock equivalents is excluded from per share calculations for the nine months ended May 31, 2010 and the three and nine months ended May 31, 2009 due to net loss. The dilutive effect of warrants equivalent to 1.6 million shares were excluded from the calculation of diluted earnings (loss) per common share attributable to Greenbrier for the nine months ended May 31, 2010 as these warrants were anti-dilutive.

THE GREENBRIER COMPANIES, INC.
Note 14 — Stock Based Compensation
All stock options vested prior to September 1, 2005 and accordingly no compensation expense was recorded for stock options for the three and nine months ended May 31, 2010 and 2009. The value of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period which is generally two to five years. For the three and nine months ended May 31, 2010, $1.5 million and $4.3 million in compensation expense was recorded for restricted stock grants. For the three and nine months ended May 31, 2009, $1.3 million and $3.7 million in compensation expense was recorded for restricted stock grants.
Note 15 — Related Party Transactions
The Company follows a policy that all proposed transactions with directors, officers, five percent shareholders and their affiliates will be entered into only if such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated parties, are reasonably expected to benefit the Company and are approved by a majority of the disinterested, independent members of the Board of Directors.
Aircraft Usage Policy. William Furman, Director, President and Chief Executive Officer of the Company, is a part owner of private aircraft managed by a private independent management company. From time to time, the Company’s business requires charter use of privately-owned aircraft. In such instances, it is possible that charters may be placed with the Company that manages Mr. Furman’s aircraft. In such event, any such use will be subject to the Company’s travel and entertainment policy and the fees paid to the management company will be no less favorable than would have been available to the Company for similar services provided by unrelated parties.
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
In April 2010, WLR—Greenbrier Rail Inc. (WLR-GBX) was formed and acquired a lease fleet of nearly 4,000 railcars valued at approximately $230.0 million. WLR-GBX is wholly owned by affiliates of WL Ross. The Company paid a $6.0 million contract placement fee to WLR-GBX for the right to perform certain management and advisory services and in exchange will receive management and other fee income and incentive compensation tied to the performance of WLR-GBX. Under this agreement the Company has received a nominal amount of fees for the three and nine months ended May 31, 2010. The contract placement fee is accounted for under the equity method and is recorded in Intangibles and other assets on the Consolidated Balance Sheet.
WLR-GBX, owned by affiliates of WL Ross, qualifies as a variable interest entity under ASC 810, Consolidations. While the Company acts as asset manager to WLR-GBX, it is not the primary beneficiary. Decisions regarding key business activities that most significantly impact the entity’s economic performance, such as asset re-marketing and disposition activities, require the approval of affiliates of WL Ross.

THE GREENBRIER COMPANIES, INC.
Note 16 — Derivative Instruments
Foreign operations give rise to market risks from changes in foreign currency exchange rates. Foreign currency forward exchange contracts with established financial institutions are utilized to hedge a portion of that risk in Pound Sterling and Euro. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. The Company’s foreign currency forward exchange contracts and interest rate swap agreements are designated as cash flow hedges, and therefore the effective portion of unrealized gains and losses are recorded in accumulated other comprehensive loss.
At May 31, 2010 exchange rates, forward exchange contracts for the purchase of Polish Zloty and the sale of Euros aggregated $34.8 million. Adjusting the foreign currency exchange contracts to the fair value of the cash flow hedges at May 31, 2010 resulted in an unrealized pre-tax gain of $0.3 million that was recorded in accumulated other comprehensive loss. The fair value of the contracts is included in accounts payable and accrued liabilities when there is a loss, or accounts receivable when there is a gain, on the Consolidated Balance Sheet. As the contracts mature at various dates through December 2011, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations in Interest and foreign exchange.
At May 31, 2010, an interest rate swap agreement had a notional amount of $46.0 million and matures March 2014. The fair value of this cash flow hedge at May 31, 2010 resulted in an unrealized pre-tax loss of $4.1 million. The loss is included in accumulated other comprehensive loss and the fair value of the contract is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from accumulated other comprehensive loss and charged or credited to interest expense. At May 31, 2010 interest rates, approximately $1.3 million would be reclassified to interest expense in the next 12 months.
Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		May 31,	August 31,		May 31,	August 31,
		2010	2009		2010	2009
	Balance sheet			Balance sheet
(In thousands)	location	Fair Value	Fair Value	location	Fair Value	Fair Value
Derivatives designated as hedging instruments

Foreign forward exchange contracts	Accounts receivable	$1,013	$1,004	Accounts payable and accrued liabilities	$430	$1,650

Interest rate swap contracts	Other assets	—	—	Accounts payable and accrued liabilities	4,074	3,617

		$1,013	$1,004		$4,504	$5,267

Derivatives not designated as hedging instruments

				Accounts payable
Foreign forward exchange contracts	Accounts receivable	$259	$279	and accrued liabilities	$62	$590
The Effect of Derivative Instruments on the Statement of Operations

Derivatives in cash flow	Location of loss recognized	Loss recognized in income on derivative
hedging relationships	in income on derivative	Nine months ended May 31,
		2010	2009
Foreign forward exchange contract	Interest and foreign exchange	$(387)	$(10,950)

THE GREENBRIER COMPANIES, INC.

Location of loss	Loss recognized on
in income on	derivative
Location of	Gain (loss)	derivative	(ineffective portion
Gain (loss)	gain (loss)	reclassified from	(ineffective	and amount
recognized in OCI on	reclassified	accumulated OCI into	portion and	excluded from
Derivatives in	derivatives (effective	from	income (effective	amount	effectiveness
cash flow	portion)	accumulated	portion)	excluded from	testing)
hedging	Nine months ended	OCI into	Nine months ended	effectiveness	Nine months ended
relationships	May 31,	income	May 31,	testing)	May 31,
2010	2009	2010	2009	2010	2009
Foreign forward exchange contracts	$358	$(11,526)	Revenue	$387	$(308)	Interest and foreign exchange	$—	$(2,554)

Interest rate swap contracts	(457)	(3,252)	Interest and foreign exchange	(1,370)	(943)	Interest and foreign exchange	—	—

$(99)	$(14,778)	$(983)	$(1,251)	$—	$(2,554)

Note 17 – Segment Information
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
The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.
(In thousands)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009(1)	2010	2009(1)
Revenue:
Manufacturing	$78,166	$124,285	$226,734	$366,618
Refurbishment & Parts	114,773	121,607	303,434	378,209
Leasing & Services	21,671	18,487	58,335	59,724
Intersegment eliminations	(3,155)	(19,931)	(5,404)	(16,842)

	$211,455	$244,448	$583,099	$787,709

Margin:
Manufacturing	$8,946	$5,139	$19,634	$(5,494)
Refurbishment & Parts	15,461	15,331	36,099	42,537
Leasing & Services	11,461	6,223	25,944	23,756

Segment margin total	35,868	26,693	81,677	60,799
Less: unallocated expenses:
Selling and administrative	17,519	15,886	50,686	48,131
Interest and foreign exchange	9,536	11,710	33,053	32,627
Special charges	—	55,667	—	55,667

Earnings (loss) before income taxes and loss from unconsolidated affiliates	$8,813	$(56,570)	$(2,062)	$(75,626)

(1)	As adjusted for the effects of ASC 470 – 20 Debt – Debt with Conversion and Other Options. See Note 2.

THE GREENBRIER COMPANIES, INC.
Note 18 – Commitments and Contingencies
Environmental studies have been conducted of the Company’s owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting Greenbrier’s facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). Greenbrier and more than 90 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company, have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. A draft of the RI study was submitted on October 27, 2009 and it is expected to be approved by EPA and finalized later in 2010. The Feasibility Study is being developed and is expected to be submitted in the first calendar quarter of 2011. In February 2008, the EPA sought information from over 200 additional entities, including other federal agencies in order to determine whether additional General Notice letters were warranted. Eighty-one parties have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately 110 additional parties have signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc.et al, US District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has now been stayed by the court, pending completion of the RI/FS. In addition, the Company has entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. The Company is also conducting groundwater remediation relating to a historical spill on the property which antedates its ownership.
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
On April 20, 2004, BC Rail Partnership initiated litigation against the Company and TrentonWorks in the Supreme Court of Nova Scotia, alleging breach of contract and negligent manufacture and design of railcars which were involved in a 1999 derailment. Trial had been scheduled for April 2011. The parties have recently settled the litigation at no additional cost to the Company.
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

THE GREENBRIER COMPANIES, INC.
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
The Company delivered 500 railcar units during fiscal year 2009 for which the Company has an obligation to guarantee the purchaser minimum earnings. The obligation expires December 31, 2011. The maximum potential obligation totaled $13.1 million and in certain defined instances the obligation may be reduced due to early termination. The purchaser has agreed to utilize the railcars on a preferential basis, and the Company is entitled to re-market the railcar units when they are not being utilized by the purchaser during the obligation period. Any earnings generated from the railcar units will offset the obligation and be recognized as revenue and margin in future periods. Upon delivery of the railcar units, the entire purchase price was recorded as revenue and paid in full. The minimum earnings due to the purchaser were considered a reduction of revenue and were recorded as deferred revenue. As of May 31, 2010, the Company has $9.1 million of the potential obligation remaining in deferred revenue.
The Company has entered into contingent rental assistance agreements, aggregating $5.9 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods of up to two years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three and nine months ended May 31, 2010 an accrual of $25 thousand and $0.2 million was recorded to cover future obligations. For the three and nine months ended May 31, 2009 no accrual was made to cover estimated obligations as management determined no additional rental shortfall was probable. The remaining balance of the accrued liability was $0.1 million as May 31, 2010. All of these agreements were entered into prior to December 31, 2002 and have not been modified since.
In accordance with customary business practices in Europe, the Company has $8.9 million in bank and third party performance and warranty guarantee facilities, all of which have been utilized as of May 31, 2010. To date no amounts have been drawn under these performance and warranty guarantee facilities.
At May 31, 2010, an unconsolidated subsidiary had $1.2 million of third party debt, for which the Company has guaranteed 33% or approximately $0.4 million. In the event that there is a change in control or insolvency by any of the three 33% investors that have guaranteed the debt, the remaining investors’ share of the guarantee will increase proportionately.
The Company has outstanding letters of credit aggregating $3.6 million associated with facility leases and payroll.

THE GREENBRIER COMPANIES, INC.
Note 19 – Fair Value of Financial Instruments
The estimated fair values of financial instruments and the methods and assumptions used to estimate such fair values are as follows:

	Carrying	Estimated
(In thousands)	Amount	Fair Value
Notes payable as of May 31, 2010	$506,382	$488,160
Notes payable as of August 31, 2009	$525,149	$508,372
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
Note 20 – Fair Value Measures
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
Assets and liabilities measured at fair value on a recurring basis as of May 31, 2010 are:

(In thousands)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$1,272	$—	$1,272	$—
Nonqualified savings plan	6,465	6,465	—	—
Money market and other short term investments	90,620	90,620	—	—

	$98,357	$97,085	$1,272	$—

Liabilities:
Derivative financial instruments	$4,566	$—	$4,566	$—

(1)	Level 2 assets include derivative financial instruments which are valued based on significant observable inputs. See Note 16 Derivative Instruments for further discussion.
Assets and liabilities measured at fair value on a recurring basis as of August 31, 2009 are:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$1,283	$—	$1,283	$—
Nonqualified savings plan	5,951	5,951	—	—
Money market and other short term investments	57,029	57,029	—	—

	$64,263	$62,980	$1,283	$—

Liabilities:
Derivative financial instruments	$5,857	$—	$5,857	$—

THE GREENBRIER COMPANIES, INC.
Note 21 – Guarantor/Non Guarantor
The combined senior unsecured notes (the Notes) issued on May 11, 2005 and November 21, 2005 and convertible senior notes issued on May 22, 2006 are fully and unconditionally and jointly and severally guaranteed by substantially all of Greenbrier’s material wholly owned United States subsidiaries: Autostack Company LLC, Greenbrier-Concarril, LLC, Greenbrier Leasing Company LLC, Greenbrier Leasing Limited Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing, L.P., Greenbrier Railcar LLC, Gunderson LLC, Gunderson Marine LLC, Gunderson Rail Services LLC, Meridian Rail Holding Corp., Meridian Rail Acquisition Corp., Meridian Rail Mexico City Corp., Brandon Railroad LLC, Gunderson Specialty Products, LLC and Greenbrier Railcar Leasing, Inc. No other subsidiaries guarantee the Notes including Greenbrier Leasing Limited, Greenbrier Europe B.V., Greenbrier Germany GmbH, WagonySwidnica S.A., Gunderson-Concarril, S.A. de C.V., Mexico Meridian Rail Services, S.A. de C.V., Greenbrier-Gimsa, LLC and Gunderson-Gimsa S de RL de C.V.
The following represents the supplemental condensed consolidating financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of May 31, 2010 and August 31, 2009 and for the three and nine months ended May 31, 2010 and 2009. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation. Certain reclassifications between Combined Non Guarantor Subsidiaries and Eliminations have been made to prior year’s condensed consolidating statements to conform to the current year presentation.

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
    Condensed Consolidating Balance Sheet
    May 31, 2010
    (In thousands, unaudited)

			Combined
		Combined Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$110,111	$—	$6,484	$—	$116,595
Restricted cash	—	1,715	—	—	1,715
Accounts receivable	32,627	61,235	18,120	17	111,999
Inventories	—	117,463	49,119	—	166,582
Assets held for sale	—	23,011	—	—	23,011
Equipment on operating leases	—	306,788	—	(2,228)	304,560
Investment in direct finance leases	—	7,368	—	—	7,368
Property, plant and equipment, net	5,898	85,426	35,804	—	127,128
Goodwill	—	137,066	—	—	137,066
Intangibles and other assets	518,356	101,001	2,431	(527,093)	94,695

	$666,992	$841,073	$111,958	$(529,304)	$1,090,719

Liabilities and Equity
Revolving notes	$—	$—	$11,753	$—	$11,753
Accounts payable and accrued liabilities	6,274	131,760	41,197	17	179,248
Losses in excess of investment in de-consolidated subsidiary	15,313	—	—	—	15,313
Deferred income taxes	6,904	84,747	(6,128)	(494)	85,029
Deferred revenue	659	10,002	443	—	11,104
Notes payable	365,131	139,835	1,416	—	506,382

Stockholders’ equity Greenbrier	272,711	474,729	54,098	(528,827)	272,711
Noncontrolling interest	—	—	9,179	—	9,179

Total Equity	272,711	474,729	63,277	(528,827)	281,890

	$666,992	$841,073	$111,958	$(529,304)	$1,090,719

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
    Condensed Consolidating Statement of Operations
    For the three months ended May 31, 2010
    (In thousands, unaudited)

			Combined
		Combined Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$14,451	$63,560	$(134)	$77,877
Refurbishment & Parts	—	110,603	1,583	—	112,186
Leasing & Services	397	21,358	—	(363)	21,392

	397	146,412	65,143	(497)	211,455

Cost of revenue
Manufacturing	—	12,182	56,883	(134)	68,931
Refurbishment & Parts	—	95,565	1,160	—	96,725
Leasing & Services	—	9,950	—	(19)	9,931

	—	117,697	58,043	(153)	175,587

Margin	397	28,715	7,100	(344)	35,868

Other costs
Selling and administrative	8,444	5,469	3,606	—	17,519
Interest and foreign exchange	8,252	1,036	612	(364)	9,536

	16,696	6,505	4,218	(364)	27,055
Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(16,299)	22,210	2,882	20	8,813

Income tax (expense) benefit	7,366	(9,753)	(24)	(7)	(2,418)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(8,933)	12,457	2,858	13	6,395

Earnings (loss) from unconsolidated affiliates	13,496	(622)	—	(13,192)	(318)

Net earnings (loss)	4,563	11,835	2,858	(13,179)	6,077
Net earnings attributable to noncontrolling interest	—	—	(1,514)	—	(1,514)

Net earnings (loss) attributable to Greenbrier	$4,563	$11,835	$1,344	$(13,179)	$4,563

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
    Condensed Consolidating Statement of Operations
    For the nine months ended May 31, 2010
    (In thousands, unaudited)

			Combined
		Combined Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$70,842	$167,829	$(12,651)	$226,020
Refurbishment & Parts	—	297,913	1,584	—	299,497
Leasing & Services	1,391	57,397	—	(1,206)	57,582

	1,391	426,152	169,413	(13,857)	583,099

Cost of revenue
Manufacturing	—	64,971	152,705	(11,290)	206,386
Refurbishment & Parts	—	262,238	1,160	—	263,398
Leasing & Services	—	31,693	—	(55)	31,638

	—	358,902	153,865	(11,345)	501,422

Margin	1,391	67,250	15,548	(2,512)	81,677

Other costs
Selling and administrative	24,780	15,655	10,251	—	50,686
Interest and foreign exchange	28,173	3,215	2,872	(1,207)	33,053

	52,953	18,870	13,123	(1,207)	83,739
Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(51,562)	48,380	2,425	(1,305)	(2,062)
Income tax (expense) benefit	20,028	(20,142)	884	255	1,025

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(31,534)	28,238	3,309	(1,050)	(1,037)

Earnings (loss) from unconsolidated affiliates	28,101	(3,510)	—	(25,223)	(632)

Net earnings (loss)	(3,433)	24,728	3,309	(26,273)	(1,669)
Net earnings attributable to noncontrolling interest	—	—	(2,444)	680	(1,764)

Net earnings (loss) attributable to Greenbrier	$(3,433)	$24,728	$865	$(25,593)	$(3,433)

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
    Condensed Consolidating Statement of Cash Flows
    For the nine months ended May 31, 2010
    (In thousands, unaudited)

			Combined
		Combined Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(3,433)	$24,728	$3,309	$(26,273)	$(1,669)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	10,213	7,210	985	(1,324)	17,084
Depreciation and amortization	1,499	21,109	5,413	(54)	27,967
Gain on sales of equipment	—	(4,032)	—	—	(4,032)
Accretion of debt discount	6,701	—	—	—	6,701
Gain on extinguishment of debt	(2,266)	—	—	—	(2,266)
Other	3,906	186	(1,974)	680	2,798
Decrease (increase) in assets
Accounts receivable	(11,051)	3,588	4,797	1,051	(1,615)
Inventories	—	(16,362)	(9,581)	—	(25,943)
Assets held for sale	—	9,059	193	—	9,252
Other	16	5,627	(1,224)	—	4,419
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	(1,762)	10,163	2,934	17	11,352
Deferred revenue	(116)	(8,151)	443	—	(7,824)

Net cash provided by (used in) operating activities	3,707	53,125	5,295	(25,903)	36,224

Cash flows from investing activities:
Principal payments received under direct finance leases	—	358	—	—	358
Proceeds from sales of equipment	—	14,794	—	—	14,794
Investment in and net advances to unconsolidated subsidiaries	(28,101)	2,228	—	25,223	(650)
Contract placement fee	—	(6,050)	—	—	(6,050)
Intercompany advances	7,858	—	—	(7,858)	—
Increase in restricted cash	—	(632)	—	—	(632)
Capital expenditures	(2,268)	(23,287)	(3,391)	680	(28,266)

Net cash provided by (used in) investing activities	(22,511)	(12,589)	(3,391)	18,045	(20,446)

Cash flows from financing activities
Changes in revolving notes	—	—	(2,130)	—	(2,130)
Intercompany advances	35,992	(36,179)	(7,671)	7,858	—
Net proceeds from equity offering	52,725	—	—	—	52,725
Net proceeds from issuance of notes payable	—	—	1,712	—	1,712
Repayments of notes payable	(23,315)	(4,637)	(405)	—	(28,357)
Other	28	—	—	—	28

Net cash provided by (used in ) financing activities	65,430	(40,816)	(8,494)	7,858	23,978

Effect of exchange rate changes	—	(141)	793	—	652
Increase (decrease) in cash and cash equivalents	46,626	(421)	(5,797)	—	40,408
Cash and cash equivalents
Beginning of period	63,485	421	12,281	—	76,187

End of period	$110,111	$—	$6,484	$—	$116,595

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
    Condensed Consolidating Balance Sheet
    August 31, 2009
    (In thousands, unaudited)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent(1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated(1)
Assets
Cash and cash equivalents	$63,485	$421	$12,281	$-	$76,187
Restricted cash	—	1,083	—	—	1,083
Accounts receivable	65,425	28,213	18,665	1,068	113,371
Inventories	—	101,100	41,724	—	142,824
Assets held for sale	—	31,519	192	—	31,711
Equipment on operating leases	—	7,990	—	—	7,990
Investment in direct finance leases	—	314,785	—	(1,602)	313,183
Property, plant and equipment, net	5,157	83,907	38,910	—	127,974
Goodwill	—	137,066	—	—	137,066
Intangibles and other	492,406	106,121	2,380	(504,005)	96,902

	$626,473	$812,205	$114,152	$(504,539)	$1,048,291

Liabilities and Equity
Revolving notes	$—	$—	$16,041	$-	$16,041
Accounts payable and accrued liabilities	8,037	121,578	41,274	—	170,889
Losses in excess of investment in de-consolidated subsidiary	15,313	—	—	—	15,313
Deferred income taxes	(2,055)	77,537	(7,112)	829	69,199
Deferred revenue	776	18,474	—	—	19,250
Notes payable	380,676	144,473	—	—	525,149

Stockholders’ equity Greenbrier	223,726	450,143	55,225	(505,368)	223,726
Noncontrolling interest	—	—	8,724	—	8,724

Total Equity	223,726	450,143	63,949	(505,368)	232,450

	$626,473	$812,205	$114,152	$(504,539)	$1,048,291

(1)	As adjusted for the effects of ASC 470 – 20 Debt – Debt with Conversion and Other Options. See Note 2. The presentation was adjusted to conform to the adoption of ASC 810-10-65 Consolidation – Transition related to SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Operations
     For the three months ended May 31, 2009
     (In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent(1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated(1)
Revenue
Manufacturing	$—	$64,660	$81,428	$(40,102)	$105,986
Refurbishment & Parts	—	120,190	—	—	120,190
Leasing & Services	298	18,252	—	(278)	18,272

	298	203,102	81,428	(40,380)	244,448

Cost of revenue
Manufacturing	—	60,768	79,375	(39,296)	100,847
Refurbishment & Parts	—	104,859	—	—	104,859
Leasing & Services	—	12,067	—	(18)	12,049

	—	177,694	79,375	(39,314)	217,755

Margin	298	25,408	2,053	(1,066)	26,693

Other costs
Selling and administrative	8,248	5,736	1,902	—	15,886
Interest and foreign exchange	7,517	1,439	3,145	(391)	11,710
Special charges	—	55,531	—	136	55,667

	15,765	62,706	5,047	(255)	83,263
Loss before income taxes and earnings (loss) from unconsolidated affiliates	(15,467)	(37,298)	(2,994)	(811)	(56,570)
Income tax (expense) benefit	4,947	1,250	(1,557)	577	5,217

Loss before earnings (loss) from unconsolidated affiliates	(10,520)	(36,048)	(4,551)	(234)	(51,353)

Earnings (loss) from unconsolidated affiliates	(40,603)	(3,276)	—	43,422	(457)

Net earnings (loss)	(51,123)	(39,324)	(4,551)	43,188	(51,810)
Net loss attributable to noncontrolling interest	—	—	783	(96)	687

Net earnings (loss) attributable to Greenbrier	$(51,123)	$(39,324)	$(3,768)	$43,092	$(51,123)

(1)	As adjusted for the effects of ASC 470 — 20 Debt — Debt with Conversion and Other Options. See Note 2. The presentation was adjusted to conform to the adoption of ASC 810-10-65 Consolidation — Transition related to SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Operations
     For the nine months ended May 31, 2009
     (In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent(1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated(1)
Revenue
Manufacturing	$—	$187,966	$260,129	$(93,817)	$354,278
Refurbishment & Parts		374,119	31	—	374,150
Leasing & Services	978	59,222	—	(919)	59,281

	978	621,307	260,160	(94,736)	787,709

Cost of revenue
Manufacturing	—	194,590	257,782	(92,600)	359,772
Refurbishment & Parts	—	331,580	33	—	331,613
Leasing & Services	—	35,576	—	(51)	35,525

	—	561,746	257,815	(92,651)	726,910

Margin	978	59,561	2,345	(2,085)	60,799

Other costs
Selling and administrative	22,757	19,638	5,736	—	48,131
Interest and foreign exchange	23,241	4,282	6,375	(1,271)	32,627
Special charges	—	55,531	—	136	55,667

	45,998	79,451	12,111	(1,135)	136,425

Loss before income taxes and earnings (loss) in unconsolidated affiliates	(45,020)	(19,890)	(9,766)	(950)	(75,626)

Income tax (expense) benefit	19,291	(8,818)	156	1,191	11,820

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(25,729)	(28,708)	(9,610)	241	(63,806)

Earnings (loss) from unconsolidated affiliates	(36,745)	(6,502)	—	42,973	(274)

Net earnings (loss)	(62,474)	(35,210)	(9,610)	43,214	(64,080)
Net loss attributable to noncontrolling interest	—	—	2,205	(599)	1,606

Net earnings (loss) attributable to Greenbrier	$(62,474)	$(35,210)	$(7,405)	$42,615	$(62,474)

(1)	As adjusted for the effects of ASC 470 — 20 Debt — Debt with Conversion and Other Options. See Note 2. The presentation was adjusted to conform to the adoption of ASC 810-10-65 Consolidation — Transition related to SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Cash Flows
     For the nine months ended May 31, 2009
     (In thousands, unaudited)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent(1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated(1)
Cash flows from operating activities:
Net earnings (loss)	$(62,474)	$(35,210)	$(9,610)	$43,214	$(64,080)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(22,921)	11,293	(227)	317	(11,538)
Depreciation and amortization	1,085	21,650	5,575	(51)	28,259
Loss (gain) on sales of equipment	—	64	—	(1)	63
Special charges	—	55,531	—	136	55,667
Accretion of debt discount	2,840	—	—	—	2,840
Other	—	947	592	(599)	940
Decrease (increase) in assets
Accounts receivable	(33)	65,978	(7,827)	(50)	58,068
Inventories	—	32,361	30,737	—	63,098
Assets held for sale	—	8,821	4,590	181	13,592
Other	597	709	3,894	(4,982)	218
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	18,530	(49,453)	(21,643)	(425)	(52,991)
Deferred revenue	(116)	(1,741)	(3,038)	—	(4,895)

Net cash provided by (used in) operating activities	(62,492)	110,950	3,043	37,740	89,241

Cash flows from investing activities:
Principal payments received under direct finance leases	—	319	—	—	319
Proceeds from sales of equipment	—	4,488	—	—	4,488
Investment in and net advances to unconsolidated subsidiaries	30,563	6,229	—	(36,792)	—
Decrease (increase) in restricted cash	—	(447)	878	—	431
Capital expenditures	(1,946)	(26,666)	(5,145)	252	(33,505)

Net cash provided by (used in) investing activities	28,617	(16,077)	(4,267)	(36,540)	(28,267)

Cash flows from financing activities
Changes in revolving notes	(20,100)	—	(8,084)	—	(28,184)
Intercompany advances	65,786	(85,882)	20,096	—	—
Repayments of notes payable	(4,339)	(7,137)	(3,872)	—	(15,348)
Dividends	(2,001)	—	—	—	(2,001)
Investment by joint venture partner	—	—	2,600	(1,200)	1,400
Other	2,909	—	—	—	2,909

Net cash provided by (used in ) financing activities	42,255	(93,019)	10,740	(1,200)	(41,224)

Effect of exchange rate changes	149	(3,447)	(5,385)	—	(8,683)
Increase (decrease) in cash and cash equivalents	8,529	(1,593)	4,131	—	11,067
Cash and cash equivalents
Beginning of period	—	1,593	4,364	—	5,957

End of period	$8,529	$—	$8,495	$—	$17,024

(1)	As adjusted for the effects of ASC 470 — 20 Debt — Debt with Conversion and Other Options. See Note 2. The presentation was adjusted to conform to the adoption of ASC 810-10-65 Consolidation — Transition related to SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.

THE GREENBRIER COMPANIES, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We operate in three primary business segments: Manufacturing, Refurbishment & Parts and Leasing & Services. These three business segments are operationally integrated. The Manufacturing segment, operating from four facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. The Refurbishment & Parts segment performs railcar repair, refurbishment and maintenance activities in the United States and Mexico as well as wheel, axle and bearing servicing, and production and reconditioning of a variety of parts for the railroad industry. The Leasing & Services segment owns approximately 8,000 railcars and provides management services for approximately 225,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. Management evaluates segment performance based on margins. We also produce rail castings for the North American marketplace through an unconsolidated joint venture.
All segments of the North American and European freight car markets in which we operate are currently experiencing depressed demand in a weak economy, market saturation of certain freight car types and tight capital markets. All of the aforementioned contribute to increased caution on the part of our customers and intensified competitive circumstances. These market factors have led and may continue to lead to lower revenues and reduced margins for some of our operations. In response to these market conditions we are concentrating our North American railcar manufacturing at our Mexican joint venture facility in Frontera and limiting new railcar production at our Portland, Oregon facility. In the fourth quarter of 2009, we temporarily shuttered production at our facility in Sahagun, Mexico and have recommenced railcar production during the fourth quarter of 2010.
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
In December 2009 we modified our long-term new railcar contract with General Electric Railcar Services Corporation (GE). Under the terms of the modified contract, we will deliver up to 6,000 railcars with the first 3,800 tank cars and hopper cars expected to be built by July 2013. The purchase price is subject to adjustments for changes in the material costs. The remaining 2,200 tank and hopper cars are subject to fulfillment of certain contractual conditions by both parties in their sole discretion and would occur over the five-year period following the completion of the 3,800 units. In addition, we have retained the right of first refusal, subject to certain qualifications, to manufacture all new railcar builds for GE through December 2018. We will share with Greenbrier-GIMSA LLC in an equitable manner all of the benefits (net of any expenses) received from GE as a result of the amended agreement.
Multi-year supply agreements are a part of rail industry practice. Our total manufacturing backlog of railcars for sale and lease, as of May 31, 2010 was approximately 4,400 units with an estimated value of $370 million compared to 14,100 units valued at $1.25 billion as of May 31, 2009. Based on current production plans, approximately 800 units in backlog are scheduled for delivery in the remainder of fiscal year 2010. The May 31, 2010 backlog does not include the contingent production of 2,200 units for GE. There are currently 400 units in backlog that may be cancelled by the customer, in its sole discretion and without penalty, if during calendar 2010 the customer determines that it does not need the units. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog.
Marine backlog was approximately $75 million as of May 31, 2010 with production scheduled into 2012 in accordance with customer requirements. Due to current market conditions and an uncertain outlook we have reduced production rates by implementing a 4-day work week. During the fourth quarter we will reevaluate our production staffing levels.

THE GREENBRIER COMPANIES, INC.
Prices for steel, a primary component of railcars and barges, and related surcharges have fluctuated significantly and remain volatile. In addition, the price of certain railcar components, which are a product of steel, are affected by steel price fluctuations. New railcar and marine backlog generally either includes fixed price contracts which anticipate material price increases and surcharges, or contracts that contain actual or formulaic pass through of material price increases and surcharges. We are aggressively working to mitigate these exposures. The Company’s integrated business model has helped offset some of the effects of fluctuating steel and scrap steel prices, as a portion of our business segments benefit from rising steel scrap prices while other segments benefit from lower steel and scrap steel prices through enhanced margins.
In April 2010, we filed a registration statement on Form S-3 with the SEC, using a “shelf” registration process. The registration statement was declared effective on April 14, 2010 and pursuant to the prospectus filed as part of the registration statement, we may sell from time to time any combination of securities in one or more offerings up to an aggregate amount of $300.0 million. The securities described in the prospectus include common stock, preferred stock, debt securities, guarantees, rights, and units. We may also offer common stock or preferred stock upon conversion of debt securities, common stock upon conversion of preferred stock, or common stock, preferred stock or debt securities upon the exercise of warrants or rights. Each time we sell securities under the “shelf,” we will provide a prospectus supplement that will contain specific information about the terms of the securities being offered and of the offering. Proceeds from the sale of these securities may be used for general corporate purposes including, among other things, working capital, financings, possible acquisitions, the repayment of obligations that have matured, and reducing or refinancing indebtedness that may be outstanding at the time of any offering.
On May 12, 2010, we issued 4,000,000 shares of our common stock under the “shelf” registration statement at a price of $12.50 per share, less underwriting commissions, discounts and expenses. On May 19, 2010, an additional 500,000 shares were issued under the “shelf” registration statement pursuant to the 30-day over-allotment option exercised by the underwriters. Management has broad discretion to allocate the net proceeds of $52.7 million from the offering for such purposes as working capital, capital expenditures, repayment or repurchase of a portion of our indebtedness or acquisitions of, or investment in, complementary businesses and products. We have no current agreements or commitments to use these proceeds to repay or repurchase any indebtedness or to make any material acquisitions or investments. Pending such uses, we plan to invest the net proceeds from this offering in highly liquid, investment-grade securities.
In April 2010, WLR–Greenbrier Rail Inc. (WLR-GBX) was formed and acquired a lease fleet of nearly 4,000 railcars valued at approximately $230.0 million. WLR-GBX is wholly owned by affiliates of WL Ross & Co., LLC. We paid a $6.0 million contract placement fee to WLR-GBX for the right to perform certain management and advisory services and in exchange will receive management and other fee income and incentive compensation tied to the performance of WLR-GBX. The contract placement fee is accounted for under the equity method and is recorded in Intangibles and other assets on the Consolidated Balance Sheet.
A $2.3 million gain on extinguishment of debt was recorded on the early retirement of $22.2 million of convertible senior notes in April 2010. This gain was partially offset by $0.4 million for the proportionate write-off of associated loan fees.
We delivered 500 railcar units during fiscal year 2009 for which we have an obligation to guarantee the purchaser minimum earnings. The obligation expires December 31, 2011. The maximum potential obligation totals $13.1 million and in certain defined instances the obligation may be reduced due to early termination. The purchaser has agreed to utilize the railcars on a preferential basis, and we are entitled to re-market the railcar units when they are not being utilized by the purchaser during the obligation period. Any earnings generated from the railcar units will offset the obligation and be recognized as revenue and margin in future periods. As a result of re-marketing the railcars, we recorded revenue of $1.1 million and $1.8 million for the three and nine months ended May 31, 2010. Upon delivery of the railcar units, the entire purchase price was recorded as revenue and paid in full. The minimum earnings due to the purchaser are considered a reduction of revenue and were recorded as deferred revenue. As of May 31, 2010, $9.1 million of the potential obligation remained in deferred revenue.

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

THE GREENBRIER COMPANIES, INC.
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
We perform a goodwill impairment test annually during the third quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The provisions of ASC 350, Intangibles – Goodwill and Other, require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit with its carrying value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. The second step of the goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In the second step we would compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The goodwill balance as of May 31, 2010 of $137.1 million relates to the Refurbishment & Parts segment. Goodwill was tested as of February 28, 2010 and the Company concluded that goodwill was not impaired.
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
Results of Operations
Three Months Ended May 31, 2010 Compared to Three Months Ended May 31, 2009
Overview
Total revenue for the three months ended May 31, 2010 was $211.5 million, a decrease of $32.9 million from revenues of $244.4 million in the prior comparable period. Net earnings attributable to Greenbrier for the three months ended May 31, 2010 was $4.6 million or $0.23 per diluted common share compared to net loss attributable to Greenbrier of $51.1 million or $3.04 per diluted common share for the three months ended May 31, 2009. Net earnings attributable to Greenbrier for the three months ended May 31, 2010 included noncash charges aggregating $2.0 million pre-tax, $1.2 million net of tax or $0.06 per diluted common share. These charges consist of term loan debt discount amortization expense and amortization of convertible debt discount related to the adoption of ASC 470-20. The net loss attributable to Greenbrier for the three months ended May 31, 2009 included special charges of $55.7 million pre-tax, $51.0 million net of tax or $3.03 per diluted common share and $1.0 million pre-tax, $0.6 million net of tax or $0.03 per diluted common share of noncash amortization expense of the convertible debt discount related to the adoption of ASC 470-20.

THE GREENBRIER COMPANIES, INC.
Manufacturing Segment
Manufacturing revenue includes results from new railcar and marine production. New railcar delivery information includes all facilities.
Manufacturing revenue for the three months ended May 31, 2010 was $77.9 million compared to $106.0 million in the corresponding prior period, a decrease of $28.1 million. New railcar deliveries were approximately 700 units in the current period compared to approximately 800 units in the prior comparable period. The decrease in revenue was primarily the result of lower railcar deliveries, a change in product mix with lower per unit sales prices and decreased marine revenues. Prior year revenues were negatively impacted by the accrual of a $2.1 million obligation of guaranteed minimum earnings under a certain contract. The current year was positively impacted by $0.8 million in revenue related to the re-marketing of railcars under this same contract.
Manufacturing margin as a percentage of revenue for the three months ended May 31, 2010 was 11.5% compared to a margin of 4.8% for the three months ended May 31, 2009. The increase was primarily the result of a more favorable product mix and improved production efficiencies. The prior period was negatively impacted by a $2.1 million obligation of guaranteed minimum earnings under a certain contract. The current year was positively impacted by $0.8 million in margin related to the re-marketing of railcars under this same contract.
Refurbishment & Parts Segment
Refurbishment & Parts revenue of $112.2 million for the three months ended May 31, 2010 decreased by $8.0 million from revenue of $120.2 million in the prior comparable period. The decrease was primarily due to lower wheel sales volumes partially offset by improved scrap metal pricing and a gain of $0.9 million from insurance proceeds associated with the January 2009 fire at one of our facilities.
Refurbishment & Parts margin as a percentage of revenue was 13.8% for the three months ended May 31, 2010 compared to 12.8% for the three months ended May 31, 2009. The slight increase was primarily the result of a gain from insurance proceeds associated with the January 2009 fire at one of our facilities and increased scrap metal prices.
Leasing & Services Segment
Leasing & Services revenue increased $3.1 million to $21.4 million for the three months ended May 31, 2010 compared to $18.3 million for the three months ended May 31, 2009. The increase was primarily the result of higher gains on sale of equipment.
Pre-tax gains on sale of equipment of $3.1 million were realized on the disposition of assets from our lease fleet, compared to a pre-tax loss of $0.4 million in the prior comparable period. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.
Leasing & Services margin as a percentage of revenue was 53.6% and 34.1% for the three-month periods ended May 31, 2010 and 2009. The increase was primarily a result of higher gains on sale, which have no associated cost of revenue, increased lease fleet utilization and improved margins from management services mainly due to lower maintenance expense.
The percent of owned units on lease as of May 31, 2010 was 94.5% compared to 92.1% at May 31, 2009.
Other Costs
Selling and administrative expense was $17.5 million for the three months ended May 31, 2010 compared to $15.9 million for the comparable prior period, an increase of $1.6 million. The increase was primarily due to higher research and development costs, increased travel expense, higher employee related costs and increased depreciation expense associated with our on-going Enterprise Resource Planning (ERP) improvement projects.

THE GREENBRIER COMPANIES, INC.
Interest and foreign exchange decreased $2.2 million to $9.5 million for the three months ended May 31, 2010, compared to $11.7 million in the prior comparable period.

	Three Months Ended
	May 31,		Increase
(In thousands)	2010	2009	(decrease)
Interest and foreign exchange:
Interest and other expense	$8,908	$8,272	$636
Amortization of term loan debt discount	1,077	—	1,077
Amortization of convertible debt discount	933	961	(28)
Gain on debt extinguishment	(2,266)	—	(2,266)
Write-off of fees and debt discount on debt extinguishment	991	—	991
Foreign exchange loss (gain)	(107)	2,477	(2,584)

	$9,536	$11,710	$(2,174)

Interest and other expense increased $0.6 million principally due to $0.4 million of loan fee amortization associated with the term loan issued in June 2009. An increase of $1.0 million was due to the proportionate write-off of loan fees and debt discount due to early repayments on the convertible note and certain term loans. The three months ended May 31, 2010 includes $1.1 million of debt discount amortization expense associated with the term loan issued in June 2009. The $2.3 million gain on extinguishment of debt is associated with the early retirement of $22.2 million of convertible senior notes.
Special Charges
Special charges of $55.7 million were recorded in May 2009 associated with the impairment of goodwill. These charges consist of $1.3 million in the Manufacturing segment, $3.1 million in the Leasing & Services segment and $51.3 million in the Refurbishment & Parts segment.
Income Taxes
The provision for income taxes was an expense of $2.4 million for the three months ended May 31, 2010 compared to a benefit of $5.2 million for the three months ended May 31, 2009. The provision for income taxes is based on projected consolidated results of operations and geographical mix of earnings for the entire year which results in an estimated 45.5% annual effective tax rate on pre-tax results for fiscal year 2010. The effective tax rate fluctuates from year to year due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating results for certain operations with no related tax effect. The actual tax rate for the three months ended May 31, 2010 was 27.4% as compared to 9.2% in the prior comparable period. The actual rate of 27.4% differs from the estimated annual effective rate of 45.5% due to revisions to our projected annual effective tax rate. Relatively large changes in tax rates are the result of relatively small pre-tax operating profits and losses in comparison to the amount of taxes recorded.
Nine Months Ended May 31, 2010 Compared to Nine Months Ended May 31, 2009
Overview
Total revenues for the nine months ended May 31, 2010 were $583.1 million, a decrease of $204.6 million from revenues of $787.7 million in the prior comparable period. Net loss attributable to Greenbrier of $3.4 million or $0.20 per diluted common share for the nine months ended May 31, 2010 compared to net loss attributable to Greenbrier of $62.5 million or $3.71 per diluted common share for the nine months ended May 31, 2009. The net loss attributable to Greenbrier for the nine months ended May 31, 2010 included noncash charges aggregating $6.3 million pre-tax, $3.8 million net of tax or $0.22 per diluted common share. These charges consist of term loan debt discount amortization expense and amortization of convertible debt discount related to the adoption of ASC 470-20. The net loss attributable to Greenbrier for the nine months ended May 31, 2009 included special charges of $55.7 million pre-tax, $51.0 million net of tax or $3.03 per diluted common share and $2.8 million pre-tax, $1.7 million

THE GREENBRIER COMPANIES, INC.
net of tax or $0.10 per diluted common share of noncash amortization expense of the convertible debt discount related to the adoption of ASC 470-20.
Manufacturing Segment
Manufacturing revenue for the nine months ended May 31, 2010 was $226.0 million compared to $354.3 million in the corresponding prior period, a decrease of $128.3 million. New railcar deliveries were approximately 1,800 units in the current period compared to approximately 2,900 units in the prior comparable period. The decrease in revenue was primarily the result of lower railcar deliveries and a change in product mix with lower per unit sales prices. Prior year revenue was negatively impacted by a $12.0 million obligation of guaranteed minimum earnings under a certain contract. The current year was positively impacted by $1.3 million in revenue related to the re-marketing of railcars under this same contract.
Manufacturing margin as a percentage of revenue for the nine months ended May 31, 2010 was 8.7% compared to negative 1.6% for the nine months ended May 31, 2009. The increase was primarily the result of a more favorable product mix and improved production efficiencies. The prior year was negatively impacted by a $12.0 million obligation of guaranteed minimum earnings under a certain contract and severance of $0.7 million. The current year was positively impacted by $1.0 million in margin related to the re-marketing of railcars under this same contract
Refurbishment & Parts Segment
Refurbishment & Parts revenue of $299.5 million for the nine months ended May 31, 2010 decreased by $74.7 million from revenue of $374.2 million in the prior comparable period. The decrease was primarily due to lower sales volumes offset slightly by improvement in the price for scrap metal and a gain of $1.6 million from insurance proceeds associated with the January 2009 fire at one of our facilities.
Refurbishment & Parts margin as a percentage of revenue was 12.1% for the nine months ended May 31, 2010 compared to 11.4% for the nine months ended May 31, 2009. The slight increase was primarily the result of a gain from insurance proceeds associated with the January 2009 fire at one of our facilities and increased scrap metal prices.
Leasing & Services Segment
Leasing & Services revenue decreased $1.7 million to $57.6 million for the nine months ended May 31, 2010 compared to $59.3 million for the nine months ended May 31, 2009. The decrease was primarily a result of lower rent generated from the lease fleet offset slightly by higher gains on sale of assets from the lease fleet.
Pre-tax gains on sale of equipment of $4.0 million were realized on the disposition of assets in our lease fleet, compared to $0.1 million pre-tax loss in the prior comparable period. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.
Leasing & Services margin as a percentage of revenue increased to 45.1% for the nine months ended May 31, 2010 compared to 40.1% for the nine months ended May 31, 2009. The increase was primarily a result of increased gains on sales of assets from the lease fleet which has no associated cost of revenue. This was partially offset by lower lease fleet utilization and lower earnings on certain car hire utilization leases.
Other Costs
Selling and administrative costs were $50.7 million for the nine months ended May 31, 2010 compared to $48.1 million for the comparable prior period, an increase of $2.6 million. The increase was primarily due to higher depreciation expense associated with our on-going ERP improvement projects, higher travel expense and increased costs at our Mexican joint venture due to higher activity levels. These were partially offset by lower employee related costs. The prior period included a reversal of $2.1 million of certain accruals, which was partially offset by severance costs of $1.3 million related to reductions in work force.

THE GREENBRIER COMPANIES, INC.
Interest and foreign exchange expense was $33.1 million for the nine months ended May 31, 2010, compared to $32.6 million in the prior comparable period.

	Nine Months Ended
	May 31,		Increase
(In thousands)	2010	2009	(decrease)
Interest and foreign exchange:
Interest and other expense	$27,245	$26,833	$412
Amortization of term loan debt discount	3,307	—	3,307
Amortization of convertible debt discount	2,961	2,840	121
Gain on debt extinguishment	(2,266)	—	(2,266)
Write-off of fees and debt discount on debt extinguishment	991	—	991
Foreign exchange loss	815	2,954	(2,139)

	$33,053	$32,627	$426

Interest and other expense increased primarily due to $0.6 million of interest associated with certain tax accruals. An increase of $1.0 million was due to the proportionate write-off of loan fees and debt discount due to the early repayment of certain debt. This was partially offset by declines in interest rates and lower outstanding borrowings. Debt discount amortization expense was $3.3 million associated with the term loan issued in June 2009. The $2.3 million gain on extinguishment of debt is associated with the early retirement of $22.2 million of the convertible senior notes.
Special Charges
Special charges of $55.7 million were recorded in May 2009 associated with the impairment of goodwill. These charges consist of $1.3 million in the Manufacturing segment, $3.1 million in the Leasing & Services segment and $51.3 million in the Refurbishment & Parts segment.
Income Tax
The provision for income taxes was a benefit of $1.0 million and $11.8 million for the nine months ended May 31, 2010 and 2009. The provision for income taxes is based on projected consolidated results of operations and geographic mix of earnings for the entire year which resulted in an estimated 45.5% annual effective tax rate on pre-tax income for fiscal year 2010. The effective tax rate fluctuates from year to year due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating results for certain operations with no related tax benefit. The actual tax rate for the nine months ended May 31, 2010 was 49.7% as compared to 15.6% in the prior comparable period. The actual rate of 49.7% differs from the estimated effective rate of 45.5% due to revisions to our projected geographic mix of earnings, the reversal of $0.9 million in liabilities for uncertain tax positions for which we are no longer subject to examination by tax authorities and $1.3 million in liabilities that were recorded for uncertain tax positions. Relatively large changes in tax rates are the result of relatively small pre-tax profits and losses in comparison to the amount of taxes recorded.
Liquidity and Capital Resources
We have been financed through cash generated from operations and stock issuance. During the nine months ended May 31, 2010, cash increased $40.4 million to $116.6 million from $76.2 million at August 31, 2009. During the quarter we received a tax refund of $14.0 million as a result of recent changes in the tax laws which allowed us to carry losses back a total of five years.
Cash provided by operations for the nine months ended May 31, 2010 was $36.2 million compared to $89.2 million for the nine months ended May 31, 2009. The change was primarily due to timing of working capital needs including purchases of railcars held for sale, timing of inventory purchases and varying customer payment terms.
Cash used in investing activities was $20.4 million for the nine months ended May 31, 2010 compared to $28.3 million in the prior comparable period. Cash usage was primarily for capital expenditures.

THE GREENBRIER COMPANIES, INC.
Capital expenditures totaled $28.3 million and $33.5 million for the nine months ended May 31, 2010 and 2009. Of these capital expenditures, approximately $15.5 million and $22.3 million were attributable to Leasing & Services operations for the nine months ended May 31, 2010 and 2009. Leasing & Services capital expenditures for 2010, net of proceeds from sales of equipment, are expected to be minimal depending on market conditions and fleet management objectives. We regularly sell assets from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures. Proceeds from the sale of equipment were $14.8 million and $4.5 million for the nine months ended May 31, 2010 and 2009.
Approximately $4.5 million and $8.1 million of capital expenditures for the nine months ended May 31, 2010 and 2009 were attributable to manufacturing operations. Capital expenditures for manufacturing operations are expected to be approximately $13.0 million in 2010 and primarily relate to maintenance of existing equipment and ERP implementation.
Refurbishment & Parts capital expenditures for the nine months ended May 31, 2010 and 2009 were $8.2 million and $3.1 million and are expected to be approximately $15.0 million in 2010 for maintenance of existing facilities and equipment, ERP implementation and replacement facilities.
Cash provided by financing activities was $24.0 million for the nine months ended May 31, 2010 compared to cash used in financing activities of $41.2 million for the nine months ended May 31, 2009. During the nine months ended May 31, 2010 we received $52.7 million in net proceeds from an equity offering and $1.7 million was received in net proceeds from a new term loan borrowing. This was partially offset by repayment of $28.4 million in term debt and convertible notes and $2.1 million in net repayments under the revolving credit lines. In the prior period, we repaid $28.2 million in net borrowings under revolving credit lines and repaid $15.3 million in term debt.
All amounts originating in foreign currency have been translated at the May 31, 2010 exchange rate for the following discussion. As of May 31, 2010 senior secured credit facilities, consisting of three components, aggregated $121.8 million. As of May 31, 2010 a $100.0 million revolving line of credit secured by substantially all of our assets in the United States not otherwise pledged as security for term loans, maturing November 2011, was available to provide working capital and interim financing of equipment, principally for the United States and Mexican operations. Advances under this revolving credit facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. In addition, current lines of credit totaling $16.1 million secured by substantially all of our European assets, with various variable rates, are available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from August 2010 through June 2011. Our Mexican joint venture obtained a line of credit of $5.7 million secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 3.0% and are due 180 days after the date of borrowing. Currently the outstanding borrowings have maturities that range from July 2010 to August 2010. As of May 31, 2010 outstanding borrowings under our facilities consists of $3.6 million in letters of credit outstanding under the North American credit facility, $6.1 million in revolving notes outstanding under the European credit facilities and $5.7 million under the Mexican joint venture credit facility.
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
Available borrowings under our credit facilities are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which, as of May 31, 2010 would allow for maximum additional borrowing of $112.2 million. The Company has an aggregate of $106.4 million available to draw down under the committed credit facilities as of May

THE GREENBRIER COMPANIES, INC.
31, 2010. This amount consists of $96.4 million available on the North American credit facility and $10.0 million on the European credit facilities.
We may from time to time seek to repurchase or otherwise retire or exchange securities, including outstanding borrowings and equity securities, and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include open market repurchases, unsolicited or solicited privately negotiated transactions or other retirements, repurchases or exchanges. Such repurchases or exchanges, if any, will depend on a number of factors, including, but not limited to, prevailing market conditions, trading levels of our debt, our liquidity requirements and contractual restrictions, if applicable.
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
We have financed the working capital needs of our Mexican joint venture through a secured, interest bearing loan. The balance of the loan was $19.0 million as of May 31, 2010.
In accordance with customary business practices in Europe, we have $8.9 million in bank and third party performance and warranty guarantee facilities, all of which have been utilized as of May 31, 2010. To date no amounts have been drawn under these performance and warranty guarantees.
Quarterly dividends were suspended as of the third quarter 2009. A quarterly dividend of $.04 per share was declared during the second quarter of 2009. Quarterly dividends of $.08 per share were declared each quarter from the fourth quarter of 2005 through the first quarter of 2009.
We have advanced $0.5 million in long-term advances to an unconsolidated subsidiary which are secured by accounts receivable and inventory. As of May 31, 2010, this same unconsolidated subsidiary had $1.2 million in third party debt for which we have guaranteed 33% or approximately $0.4 million. The facility has been idled and expects to restart production when demand returns. We, along with our partners, have made additional equity investments during fiscal year 2010, our share of which was $0.7 million. We anticipate an additional investment of $0.2 million during the fourth quarter. Additional investments may be required later in the calendar year.
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

THE GREENBRIER COMPANIES, INC.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We have operations in Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At May 31, 2010, $34.8 million of forecast sales in Europe were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results. We believe the exposure to foreign exchange risk is not material.
In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At May 31, 2010, net assets of foreign subsidiaries aggregated $23.3 million and a 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity Greenbrier of $2.3 million, 0.9% of total stockholders’ equity Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.
Interest Rate Risk
We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $46.0 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At May 31, 2010, 66% of our debt has fixed rates and 34% has variable rates. At May 31, 2010, a uniform 10% increase in interest rates would result in approximately $0.5 million of additional annual interest expense.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Item 4T. Controls and Procedures
Not applicable

THE GREENBRIER COMPANIES, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There is hereby incorporated by reference the information disclosed in Note 18 to Condensed Consolidated Financial Statements, Part I of this quarterly report.
Item 1A. Risk Factors
During economic downturns or a rising interest rate environment, the cyclical nature of our business results in lower demand for our products and reduced revenue.
Our business is cyclical. Overall economic conditions and the purchasing practices of buyers have a significant effect upon our railcar repair, refurbishment and component parts, marine manufacturing, railcar manufacturing and leasing and fleet management services businesses due to the impact on demand for new, refurbished, used and leased products. As a result, during downturns, we could operate with a lower level of backlog and may temporarily slow down or halt production at some or all of our facilities. Economic conditions that result in higher interest rates increase the cost of new leasing arrangements, which could cause some of our leasing customers to lease fewer of our railcars or demand shorter lease terms. An economic downturn or increase in interest rates may reduce demand for railcars, resulting in lower sales volumes, lower prices, lower lease utilization rates and decreased profits or losses.
A prolonged decline in performance of the rail freight industry would have an adverse effect on our financial condition and results of operations.
Our future success depends in part upon the performance of the rail freight industry, which in turn depends on the health of the economy. If railcar loadings, railcar replacement rates or industry demand for railcar products remain weak or otherwise do not materialize, our financial condition and results of operations would be adversely affected.
Our level of indebtedness and terms of our indebtedness could adversely affect our business, financial condition and liquidity.
We have a high level of indebtedness, a portion of which has variable interest rates. Although we intend to refinance our debt on or before maturity, there can be no assurance that we will be successful, or if refinanced, that it will be at favorable rates and terms. If we are unable to successfully refinance our debt, we could have inadequate liquidity to fund our ongoing cash needs. In addition, our high level of indebtedness and our financial covenants limit our ability to borrow additional amounts of money for working capital, capital expenditures or other purposes. We must dedicate a substantial portion of these funds to service debt, limiting our ability to use operating cash flow in other areas of our business. The limitations of our financial covenants, among other things, limit our ability to incur additional indebtedness or guarantees, pay dividends or repurchase stock, enter into sale leaseback transactions, create liens, sell assets, engage in transactions with affiliates, joint ventures and foreign subsidiaries, and engage in other transactions, including but not limited to loans, advances, equity investments and guarantees, enter into mergers, consolidations or sales of substantially all of our assets, and enter into new lines of business. The high amount of debt increases our vulnerability to general adverse economic and industry conditions and could limit our ability to take advantage of business opportunities and to react to competitive pressures.
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

THE GREENBRIER COMPANIES, INC.
The recent rig catastrophe in the Gulf of Mexico could adversely affect our marine operations.
The April 2010 catastrophic explosion of the Deepwater Horizon oil drilling platform and the related oil spill in the U. S. Gulf of Mexico may have an adverse effect on our results of operations by reducing demand for our marine barges because of reduced marine traffic in the area. In addition, the governmental and industry response to these events may result in additional laws and regulations being adopted that could have a material adverse effect on our operations. Such response also may result in repeal or amendment of the Jones Act, a federal law that favors domestic producers of maritime vessels by restricting maritime transportation between locations in the United States to vessels built and registered in the United States and owned and manned by United States citizens. Repeal or amendment of the Jones Act could adversely affect the demand for our marine barges and increase competition for manufacture of such barges. The effect of this competition could reduce our revenues and margins, limit our ability to grow, increase pricing pressure on our products, and otherwise adversely affect our financial results.
Turmoil in the credit markets and the financial services industry could negatively impact our business, results of operations, financial condition or liquidity.
The credit markets and the financial services industry have experienced a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions, an unprecedented level of intervention from the United States federal government and other foreign governments and tighter availability of credit on more restrictive terms at higher cost of capital. While the ultimate outcome of these events cannot be predicted, they could have a negative impact on our liquidity and financial condition if our ability to borrow money to finance operations, obtain credit from trade creditors, offer leasing products to our customers or sell railcar assets to other lessors were to be impaired. In addition, if economic conditions worsen it could also adversely impact our customers’ ability to purchase or pay for products from us or our suppliers’ ability to provide us with product, either of which could negatively impact our business and results of operations.
Fluctuations in the availability and price of steel and other raw materials could have an adverse effect on our ability to manufacture and sell our products on a cost-effective basis and could adversely affect our margins and revenue of our refurbishment & parts business.
A significant portion of our business depends upon the adequate supply of steel at competitive prices and a small number of suppliers provide a substantial amount of our requirements. The cost of steel and all other materials used in the production of our railcars represents more than half of our direct manufacturing costs per railcar and in the production of our marine barges represents more than 30% of our direct manufacturing costs per marine barge.
Our businesses depend upon the adequate supply of other materials, including castings and specialty components, at competitive prices. We cannot be assured that we will continue to have access to supplies of necessary components for manufacturing railcars and marine barges. Our ability to meet demand for our products could be adversely affected by the loss of access to any of these supplies, the inability to arrange alternative access to any materials, or suppliers limiting allocation of materials to us.
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
When the price of scrap steel decreases it adversely impacts our refurbishment & parts margin and revenue. Part of our refurbishment & parts business involves scrapping steel parts and the resulting revenue from such scrap steel increases our margins and revenues. When the price of scrap steel declines, our margins and revenues in such business therefore decrease.

THE GREENBRIER COMPANIES, INC.
We derive a significant amount of our revenue from a limited number of customers, the loss of one or more of which could have an adverse effect on our business.
A significant portion of our revenue and backlog is generated from a few major customers such as BNSF Railway Company, General Electric Railcar Services Corporation, Union Pacific Railroad and Crowley Maritime. Although we have some long-term contractual relationships with our major customers, we cannot be assured that our customers will continue to use our products or services or that they will continue to do so at historical levels. A reduction in the purchase or leasing of our products or a termination of our services by one or more of our major customers could have an adverse effect on our business and operating results.
Our backlog is not necessarily indicative of the level of our future revenues.
Our manufacturing backlog is future production for which we have written orders from our customers in various periods, and estimated potential revenue attributable to those orders. Some of this backlog is subject to our fulfillment of certain competitive conditions. Our reported backlog may not be converted to revenue in any particular period and some of our contracts permit cancellations without financial penalties or with limited compensation that would not replace lost revenue or margins. Actual revenue from such contracts may not equal our backlog revenues, and therefore, our backlog is not necessarily indicative of the level of our future revenues.
The timing of our asset sales and related revenue recognition could cause significant differences in our quarterly results and liquidity.
We may build railcars or marine barges in anticipation of a customer order, or that are leased to a customer and ultimately planned to be sold to a third-party. The difference in timing of production and the ultimate sale is subject to risk and could cause a fluctuation in our quarterly results and liquidity. In addition, we periodically sell railcars from our own lease fleet and the timing and volume of such sales is difficult to predict. As a result, comparisons of our quarterly revenues, income and liquidity between quarterly periods within one year and between comparable periods in different years may not be meaningful and should not be relied upon as indicators of our future performance.
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

THE GREENBRIER COMPANIES, INC.
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
We depend on skilled labor in the manufacture of railcars and marine barges, and repair and refurbishment of railcars. Some of our facilities are located in areas where demand for skilled laborers often exceeds supply. Shortages of some types of skilled laborers such as welders could restrict our ability to maintain or increase production rates and could increase our labor costs.
We depend on our senior management team and other key employees, and significant attrition within our management team could adversely affect our business.
Our success depends in part on our ability to attract, retain and motivate senior management and other key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, competitors’ hiring practices, cost reduction activities, and the effectiveness of our compensation programs. Competition for qualified personnel can be very intense. We must continue to recruit, retain and motivate senior management and other key employees sufficient to maintain our current business and support our future projects. Cost-cutting measures that have reduced compensation make us vulnerable to attrition among our current senior management team and other key employees, and may make it difficult for us to hire additional senior managers and other key employees. A loss of any such personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.
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

THE GREENBRIER COMPANIES, INC.
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
Environmental studies have been conducted on our owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. Our Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting our Portland, Oregon facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). We and more than 90 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised that we may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including us, have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The study is expected to be completed in 2011. In February 2008, the EPA sought information from over 200 additional entities, including other federal agencies in order to determine whether additional General Notice letters were warranted. Eighty-one parties have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately 110 additional parties have signed tolling agreements related to such allocations. On April 23, 2009, we and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc.et al, US District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has now been stayed by the court, pending completion of the RI/FS. In addition, we have entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which we agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. We are also conducting groundwater remediation relating to a historical spill on the property which antedates our ownership.
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

THE GREENBRIER COMPANIES, INC.
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

THE GREENBRIER COMPANIES, INC.
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
With the adoption of Accounting Standards Codification 350, Intangibles – Goodwill and Other, goodwill is no longer amortized; however, we are required to perform an annual impairment review which could result in impairment write-downs to goodwill. If the carrying value of the asset is in excess of the fair value, the carrying

THE GREENBRIER COMPANIES, INC.
value will be adjusted to fair value through an impairment charge. In 2009 the Company took a pre-tax goodwill write-down of $55.7 million. As of May 31, 2010, we had $137.1 million of goodwill. Our stock price can impact the results of the impairment review of goodwill. Future write-downs of goodwill could affect certain of the financial covenants under our credit agreements and could restrict our financial flexibility.
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
Item 5. Other Information
None
Item 6. Exhibits
(a) List of Exhibits:

10.1	First Amendment to 2009 Employee Stock Purchase Plan dated April 5, 2010.

31.1	Certification pursuant to Rule 13 (a) – 14 (a).

31.2	Certification pursuant to Rule 13 (a) – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE GREENBRIER COMPANIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.
Date: July 8, 2010	By:	/s/ Mark J. Rittenbaum
Mark J. Rittenbaum
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 8, 2010	By:	/s/ James W. Cruckshank
James W. Cruckshank
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)