Form 10-K
period 2010-08-31
GREENBRIER COMPANIES INC
filed 2010-11-10
CIK 923120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

Form 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer X	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No  X

Aggregate market value of the Registrant’s Common Stock held by non-affiliates as of February 28, 2010 (based on the closing price of such shares on such date) was $157,475,796.

The number of shares outstanding of the Registrant’s Common Stock on October 31, 2010 was 21,880,820, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Registrant’s Proxy Statement dated November 22, 2010 prepared in connection with the Annual Meeting of Stockholders to be held on January 7, 2011 are incorporated by reference into Parts II and III of this Report.

The Greenbrier Companies, Inc.

Form 10-K

2	The Greenbrier Companies 2010 Annual Report

Forward-Looking Statements

From time to time, The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) or their representatives have made or may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission, including this filing on Form 10-K and in the Company’s President’s letter to stockholders that is typically distributed to the stockholders in conjunction with this Form 10-K and the Company’s Proxy Statement. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

•	availability of financing sources and borrowing base for working capital, other business development activities, capital spending and railcar and marine warehousing activities;
•	ability to renew, maintain or obtain sufficient lines of credit and performance guarantees on acceptable terms;
•	ability to utilize beneficial tax strategies;
•	ability to grow our wheel services, refurbishment and parts, and lease fleet and management services businesses;
•	ability to obtain sales contracts which provide adequate protection against increased costs of materials and components;
•	ability to obtain adequate insurance coverage at acceptable rates;
•	ability to obtain adequate certification and licensing of products; and
•	short- and long-term revenue and earnings effects of the above items.

The following factors, among others, could cause actual results or outcomes to differ materially from the forward-looking statements:

•	fluctuations in demand for newly manufactured railcars or marine barges;
•	fluctuations in demand for wheel services, refurbishment and parts;
•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase the amount of products or services under the contracts as anticipated;
•	ability to maintain sufficient availability of credit facilities and to maintain compliance with or to obtain appropriate amendments to covenants under various credit agreements;
•	domestic and global economic conditions including such matters as embargoes or quotas;
•	U.S., Mexican and other global political or security conditions including such matters as terrorism, war, civil disruption and crime;
•	growth or reduction in the surface transportation industry;
•	ability to maintain good relationships with our workforce, including third party labor providers and collective bargaining units;
•	steel and specialty component price fluctuations, scrap surcharges, steel scrap prices and other commodity price fluctuations and their impact on product demand and margin;
•	a delay or failure of acquired businesses, start-up operations, or new products or services to compete successfully;
•	changes in product mix and the mix of revenue levels among reporting segments;
•	labor disputes, energy shortages or operating difficulties that might disrupt operations or the flow of cargo;
•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of alliance partners, subcontractors or suppliers;
•	ability to renew or replace expiring customer contracts on satisfactory terms;
•	ability to obtain and execute suitable contracts for railcars held for sale;
•	lower than anticipated lease renewal rates, earnings on utilization based leases or residual values for leased equipment;
•	discovery of defects in railcars resulting in increased warranty costs or litigation;

The Greenbrier Companies 2010 Annual Report	3

•	resolution or outcome of pending or future litigation and investigations;
•	loss of business from, or a decline in the financial condition of, any of the principal customers that represent a significant portion of our total revenues;
•	competitive factors, including introduction of competitive products, new entrants into certain of our markets, price pressures, limited customer base and competitiveness of our manufacturing facilities and products;
•	industry overcapacity and our manufacturing capacity utilization;
•	decreases in carrying value of inventory, goodwill or other assets due to impairment;
•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;
•	changes in future maintenance or warranty requirements;
•	ability to adjust to the cyclical nature of the industries in which we operate;
•	changes in interest rates and financial impacts from interest rates;
•	ability and cost to maintain and renew operating permits;
•	actions by various regulatory agencies;
•	changes in fuel and/or energy prices;
•	risks associated with our intellectual property rights or those of third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;
•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;
•	availability of a trained work force and availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;
•	failure to successfully integrate acquired businesses;
•	discovery of previously unknown liabilities associated with acquired businesses;
•	failure of or delay in implementing and using new software or other technologies;
•	ability to replace maturing lease and management services revenue and earnings with revenue and earnings from new commercial transactions, including new railcar leases, additions to the lease fleet and new management services contracts;
•	credit limitations upon our ability to maintain effective hedging programs; and
•	financial impacts from currency fluctuations and currency hedging activities in our worldwide operations.

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

4	The Greenbrier Companies 2010 Annual Report

PART I

Item 1.	BUSINESS

Introduction

We are one of the leading designers, manufacturers and marketers of railroad freight car equipment in North America and Europe, a manufacturer and marketer of ocean-going marine barges in North America and a leading provider of wheel services, railcar refurbishment and parts, leasing and other services to the railroad and related transportation industries in North America.

We operate an integrated business model in North America that combines wheel services, repair and refurbishment, component parts reconditioning, freight car manufacturing, leasing and fleet management services. Our model is designed to provide customers with a comprehensive set of freight car solutions utilizing our substantial engineering, mechanical and technical capabilities as well as our experienced commercial personnel. This model allows us to develop cross-selling opportunities and synergies among our various business segments and to enhance our margins. We believe our integrated model is difficult to duplicate and provides greater value for our customers.

We operate in three primary business segments: Manufacturing; Wheel Services, Refurbishment & Parts and Leasing & Services. Financial information about our business segments for the years ended August 31, 2010, 2009 and 2008 is located in Note 23 Segment Information to our Consolidated Financial Statements.

We are a corporation formed in 1981. Our principal executive offices are located at One Centerpointe Drive, Suite 200, Lake Oswego, Oregon 97035, our telephone number is (503) 684-7000 and our Internet web site is located at http://www.gbrx.com.

Products and Services
Manufacturing

North American Railcar Manufacturing - We manufacture a broad array of railcar types in North America and have demonstrated an ability to capture high market shares in many of the car types we produce. We are the leading North American manufacturer of intermodal railcars with an average market share of approximately 60% over the last five years. In addition to our strength in intermodal railcars, we have commanded an average market share of approximately 60% in boxcars, 35% in flat cars and 10% in covered hoppers over the last five years and we have recently entered the tank car market. The primary products we produce for the North American market are:

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

Tank Cars - We produce a line of tank car products for the North American market. We produce 30,000-gallon non-coiled, non-insulated tank cars, which are used to transport ethanol, methanol and more than 60 other commodities. We also produce 16,500 gallon coiled, insulated tank cars for use in caustic soda service, and 25,500 gallon and/or 23,500 gallon coiled, insulated tank cars for use to transport a variety of commodities such as vegetable oils and bio-diesel.

The Greenbrier Companies 2010 Annual Report	5

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

Wheel Services, Refurbishment & Parts

Wheel Services, Railcar Repair, Refurbishment and Component Parts Manufacturing - We believe we operate the largest independent wheel services, repair, refurbishment and component parts networks in North America, operating in 38 locations. Our wheel shops, operating in 12 locations, provide complete wheel services including reconditioning of wheels, axles and roller bearings in addition to new axle machining and finishing and axle downsizing. Our network of railcar repair and refurbishment shops, operating in 22 locations, performs heavy railcar repair and refurbishment, as well as routine railcar maintenance. We are actively engaged in the repair and refurbishment of railcars for third parties, as well as of our own leased and managed fleet. Our component parts facilities, operating in 4 locations, recondition railcar cushioning units, couplers, yokes, side frames, bolsters and various other parts. We also produce roofs, doors and associated parts for boxcars.

Leasing & Services

Leasing - Our relationships with financial institutions, combined with our ownership of a lease fleet of approximately 8,000 railcars, enables us to offer flexible financing programs including traditional direct finance leases, operating leases and “by the mile” leases to our customers. As an equipment owner, we participate principally in the operating lease segment of the market. The majority of our leases are “full service” leases whereby we are responsible for maintenance and administration. Maintenance of the fleet is provided, in part, through our own facilities and engineering and technical staff. Assets from our owned lease fleet are periodically sold to take advantage of market conditions, manage risk and maintain liquidity.

6	The Greenbrier Companies 2010 Annual Report

Management Services - Our management services business offers a broad array of software and services that include railcar maintenance management, railcar accounting services such as billing and revenue collection, car hire receivable and payable administration, total fleet management including railcar tracking using proprietary software, administration and railcar remarketing. Frequently, we originate leases of railcars with railroads or shippers, and sell the railcars and attached leases to financial institutions and subsequently provide management services under multi-year agreements. We currently own or provide management services for a fleet of approximately 233,000 railcars in North America for railroads, shippers, carriers, institutional investors and other leasing and transportation companies.

	Fleet Profile(1)
	As of August 31, 2010
	Owned	Managed	Total
	Units(2)	Units	Units

Customer Profile:
Class I Railroads	3,053	100,505	103,558
Leasing Companies	50	97,393	97,443
Non-Class I Railroads	1,326	17,330	18,656
Shipping Companies	3,171	9,969	13,140
Off-lease	458	—	458
En route to Customer Location	98	26	124

Total Units	8,156	225,223	233,379

(1)	Each platform of a railcar is treated as a separate unit.
(2)	Percent of owned units on lease is 94.4% with an average remaining lease term of 2.5 years. The average age of owned units is 17 years.

Backlog

The following table depicts our reported railcar backlog in number of railcars and estimated future revenue value attributable to such backlog, at the dates shown:

	August 31,
	2010	2009	2008

New railcar backlog units(1)	5,300	13,400	16,200
Estimated future revenue value (in millions)(2)	$420	$1,160	$1,440

(1)	Each platform of a railcar is treated as a separate unit.
(2)	Subject to change based on finalization of product mix.

The rail and marine industries are cyclical in nature. Customer orders may be subject to cancellations and contain terms and conditions customary in the industry. Until recently, little variation has been experienced between the quantity ordered and the quantity actually delivered. Economic conditions have caused some customers to seek to renegotiate, delay or cancel orders. Our railcar and marine backlogs are not necessarily indicative of future results of operations.

Multi-year supply agreements are a part of rail industry practice. Our total manufacturing backlog of railcars as of August 31, 2010 was approximately 5,300 units with an estimated value of $420 million, compared to 13,400 units valued at $1.16 billion as of August 31, 2009. The August 31, 2010 backlog did not include approximately 300 units valued at $20 million scheduled for production in 2011. These 300 units are contractually committed to third party lessees and are expected to be placed into our lease fleet. Based on current production plans, approximately 4,100 units in the August 31, 2010 backlog are scheduled for delivery in fiscal year 2011. The balance of the production is scheduled for delivery through fiscal year 2013. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog. Subsequent to year end we received new railcar orders for 3,200 units with an aggregate value of approximately $200 million. These units are scheduled for delivery in fiscal year 2011.

The Greenbrier Companies 2010 Annual Report	7

Marine backlog was approximately $10 million as of August 31, 2010 with production scheduled into 2011. During the quarter ended August 31, 2010, we removed approximately $60 million of marine vessels from backlog due to the current likelihood that these vessels will not be produced and sold as a result of current economic conditions. Marine backlog was approximately $126 million as of August 31, 2009.

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

In 2010, revenue from three customers together, BNSF Railway Company (BNSF), Union Pacific Railroad (UP) and General Electric Railcar Services Corporation (GE) accounted for approximately 42% of total revenue, 28% of Leasing & Services revenue, 40% of Wheel Services, Refurbishment & Parts revenue and 48% of Manufacturing revenue. No other customers accounted for more than 10% of total revenue.

Raw Materials and Components

Our products require a supply of materials including steel and specialty components such as brakes, wheels and axles. Specialty components purchased from third parties represent a significant amount of the cost of most freight cars. Our customers often specify particular components and suppliers of such components. Although the number of alternative suppliers of certain specialty components has declined in recent years, there are at least two suppliers for most such components and we are not reliant on any one supplier for any component.

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

Competition in the marine industry is dependent on the type of product produced. There are two principal competitors, located in the Gulf States, which build product types similar to ours. We compete on the basis of experienced labor, launch ways capacity, quality, price and reliability of delivery. United States (U.S.) coastwise law, commonly referred to as the Jones Act, requires all commercial vessels transporting merchandise between ports in the U.S. to be built, owned, operated and manned by U.S. citizens and to be registered under the U.S. flag.

We believe that we are among the top five European railcar manufacturers, which maintain a combined market share of over 80%. European freight car manufacturers are largely located in central and eastern Europe where labor rates are lower and work rules are more flexible.

Competition in the wheel services, refurbishment and parts business is dependent on the type of product or service provided. There are many competitors in the railcar repair and refurbishment business and fewer competitors in the wheel services and other parts businesses; recently there have been new entrants in this business segment. We are

8	The Greenbrier Companies 2010 Annual Report

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

Through our customer relationships, insights are derived into the potential need for new products and services. Marketing and engineering personnel collaborate to evaluate opportunities and identify and develop new products. Research and development costs incurred for new product development during the years ended August 31, 2010, 2009 and 2008 were $2.6 million, $1.7 million and $2.9 million.

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

Environmental studies have been conducted of the Company’s owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting Greenbrier’s facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). Greenbrier and more than 130 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company, have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and

The Greenbrier Companies 2010 Annual Report	9

several additional entities have not signed such consent, but are nevertheless contributing money to the effort. A draft of the RI study was submitted on October 27, 2009. The Feasibility Study is being developed and is expected to be submitted in the third calendar quarter of 2011. Eighty-two parties have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately 110 additional parties have signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc.et al, US District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has now been stayed by the court, pending completion of the RI/FS. In addition, the Company has entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. The Company is also conducting groundwater remediation relating to a historical spill on the property which antedates its ownership.

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

The regulatory environment in Europe consists of a combination of European Union (EU) regulations and country specific regulations, including a harmonized set of Technical Standards for Interoperability of freight wagons throughout the EU.

Employees

As of August 31, 2010, we had 4,194 full-time employees, consisting of 2,665 employees in Manufacturing, 1,358 in Wheel Services, Refurbishment & Parts and 171 employees in Leasing & Services and corporate. At the manufacturing facility in Swidnica, Poland, 312 employees are represented by unions. At our Frontera, Mexico joint venture manufacturing facility, 587 employees are represented by a union. At our Sahagun, Mexico facility, 206 employees are represented by a union. In addition to our own employees, 244 union employees work at our Sahagun, Mexico railcar manufacturing facility under our services agreement with Bombardier Transportation. At our Wheel Services, Refurbishment & Parts locations, 59 employees, in Mexico, are represented by unions. We believe that our relations with our employees are generally good.

10	The Greenbrier Companies 2010 Annual Report

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

The Greenbrier Companies 2010 Annual Report	11

Item 1a. RISK FACTORS

During economic downturns or a rising interest rate environment, the cyclical nature of our business results in lower demand for our products and reduced revenue.

Our business is cyclical. Overall economic conditions and the purchasing practices of buyers have a significant effect upon our railcar repair, refurbishment and component parts, marine manufacturing, railcar manufacturing and leasing and fleet management services businesses due to the impact on demand for new, refurbished, used and leased products. As a result, during downturns, we could operate with a lower level of backlog and may temporarily slow down or halt production at some or all of our facilities. Economic conditions that result in higher interest rates increase the cost of new leasing arrangements, which could cause some of our leasing customers to lease fewer of our railcars or demand shorter lease terms. An economic downturn or increase in interest rates may reduce demand for our products, resulting in lower sales volumes, lower prices, lower lease utilization rates and decreased profits.

A prolonged decline in performance of the rail freight industry would have an adverse effect on our financial condition and results of operations.

Our future success depends in part upon the performance of the rail freight industry, which in turn depends on the health of the economy. If railcar loadings, railcar and railcar components replacement rates or refurbishment rates or industry demand for our railcar products remain weak or otherwise do not materialize, our financial condition and results of operations would be adversely affected.

A prolonged decline in demand for our barge products would have an adverse effect on our financial condition and results of operations.

The April 2010 catastrophic explosion of the Deepwater Horizon oil drilling platform and the related oil spill in the U.S. Gulf of Mexico coupled with currently weak economic conditions may continue to have an adverse effect on our results of operations by reducing demand for our marine barges. These could reduce our revenues and margins, limit our ability to grow, increase pricing pressure on our products, and otherwise adversely affect our financial results.

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

12	The Greenbrier Companies 2010 Annual Report

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

Changes in the credit markets and the financial services industry could negatively impact our business, results of operations, financial condition or liquidity.

During 2008 and 2009, the credit markets and the financial services industry experienced a period of unprecedented turmoil, resulting in tighter availability of credit on more restrictive terms. Such factors could have a negative impact on our liquidity and financial condition if our ability to borrow money to finance operations, obtain credit from trade creditors, offer leasing products to our customers or sell railcar assets to other lessors were to be impaired. In addition, if economic conditions remain depressed it could also adversely impact our customers’ ability to purchase or pay for products from us or our suppliers’ ability to provide us with product, either of which could negatively impact our business and results of operations.

We derive a significant amount of our revenue from a limited number of customers, the loss of or reduction of business from one or more of which could have an adverse effect on our business.

A significant portion of our revenue and backlog is generated from a few major customers such as BNSF Railway Company, General Electric Railcar Services Corporation and Union Pacific Railroad. Although we have some long-term contractual relationships with our major customers, we cannot be assured that our customers will continue to use our products or services or that they will continue to do so at historical levels. A reduction in the purchase or leasing of our products or a termination of our services by one or more of our major customers could have an adverse effect on our business and operating results.

Fluctuations in the availability and price of steel and other raw materials could have an adverse effect on our ability to manufacture and sell our products on a cost-effective basis and could adversely affect our margins and revenue of our wheel services, refurbishment and parts business.

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

The Greenbrier Companies 2010 Annual Report	13

When the price of scrap steel decreases it adversely impacts our Wheel Services, Refurbishment & Parts margin and revenue. Part of our Wheel Services, Refurbishment & Parts business involves scrapping steel parts and the resulting revenue from such scrap steel increases our margins and revenues. When the price of scrap steel declines, our margins and revenues in such business therefore decrease.

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

We are required to perform an annual impairment review which could result in impairment write-downs to goodwill. If the carrying value of the asset is in excess of the fair value, the carrying value will be adjusted to fair value through an impairment charge. As of August 31, 2010, we had $137.1 million of goodwill in our Wheel Services, Refurbishment & Parts segment. Our stock price can impact the results of the impairment review of goodwill. Future write-downs of goodwill could affect certain of the financial covenants under our credit agreements and could restrict our financial flexibility. In the event of goodwill impairment, we may have to test other intangible assets for impairment.

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

14	The Greenbrier Companies 2010 Annual Report

we fail to obtain and maintain certifications of our railcars and railcar parts within the various foreign countries where we operate, we may be unable to market and sell our railcars in those countries. In addition, unexpected changes in regulatory requirements, tariffs and other trade barriers, more stringent rules relating to labor or the environment, adverse tax consequences, currency and price exchange controls could limit operations and make the manufacture and distribution of our products difficult. The uncertainty of the legal environment or geo-political risks in these and other areas could limit our ability to enforce our rights effectively. Any international expansion or acquisition that we undertake could amplify these risks related to operating outside of the United States.

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

The Greenbrier Companies 2010 Annual Report	15

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

Environmental studies have been conducted on our owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. Our Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting our Portland, Oregon facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). We and more than 130 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised that we may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including us, have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. A draft of the RI study was submitted on October 27, 2009. The Feasibility Study is being developed and is expected to be submitted in the third calendar quarter of 2011. Eighty-two parties have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately 110 additional parties have signed tolling agreements related to such allocations. On April 23, 2009, we and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc.et al, US District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has now been stayed by the court, pending completion of the RI/FS. In addition, we have entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which we agreed to conduct an investigation of whether, and to what extent, past or present operations at

16	The Greenbrier Companies 2010 Annual Report

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

The Greenbrier Companies 2010 Annual Report	17

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

The nature of our business subjects us to physical damage and product liability claims, especially in connection with the repair and manufacture of products that carry hazardous or volatile materials. We maintain liability insurance coverage at commercially reasonable levels compared to similarly-sized heavy equipment manufacturers. However, an unusually large physical damage or product liability claim or a series of claims based on a failure repeated throughout our production process could exceed our insurance coverage or result in damage to our reputation.

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

18	The Greenbrier Companies 2010 Annual Report

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

If warranty claims attributable to actions of third party component manufacturers are not recoverable from such parties due to their poor financial condition or other reasons, we could be liable for warranty claims and other risks for using these materials on our products.

From time to time we may take tax positions that the Internal Revenue Service may contest.

We have in the past and may in the future take tax positions that the Internal Revenue Service (IRS) may contest. Effective with fiscal year 2011, we are required by a new IRS regulation to disclose particular tax positions, taken after the effective date, to the IRS as part of our tax returns for that year and future years.

Item 1b. UNRESOLVED STAFF COMMENTS

None.

The Greenbrier Companies 2010 Annual Report	19

Item 2.    PROPERTIES

We operate at the following primary facilities as of October 31, 2010:

Description	Location	Status

Manufacturing Segment

Railcar manufacturing:	Portland, Oregon	Owned
	2 locations in Sahagun, Mexico	Leased — 1 location Owned — 1 location
	Frontera, Mexico	Leased
	Swidnica, Poland	Owned
Marine manufacturing:	Portland, Oregon	Owned

Wheel Services, Refurbishment & Parts Segment

Railcar repair:	19 locations in the United States, 2 locations in Mexico and 1 location in Canada	Leased — 10 locations Owned — 6 locations Customer premises — 6 locations
Wheel reconditioning:	10 locations in the United States and 2 locations in Mexico	Leased — 7 locations Owned — 5 locations
Parts fabrication and reconditioning:	4 locations in the United States	Leased — 2 locations Owned — 2 locations
Administrative offices:	2 locations in the United States	Leased

Leasing & Services Segment
Corporate offices, railcar marketing and leasing activities:	Lake Oswego, Oregon	Leased

We believe that our facilities are in good condition and that the facilities, together with anticipated capital improvements and additions, are adequate to meet our operating needs for the foreseeable future. We continually evaluate the need for expansion and upgrading of our Manufacturing and Wheel Services, Refurbishment & Parts facilities in order to remain competitive and to take advantage of market opportunities.

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

20	The Greenbrier Companies 2010 Annual Report

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

Item 4.    REMOVED AND RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the New York Stock Exchange under the symbol GBX since July 14, 1994. There were approximately 489 holders of record of common stock as of October 31, 2010. The following table shows the reported high and low sales prices of our common stock on the New York Stock Exchange for the fiscal periods indicated.

	High	Low

2010
Fourth quarter	$15.45	$9.10
Third quarter	$18.00	$9.23
Second quarter	$12.32	$7.42
First quarter	$14.05	$8.51
2009
Fourth quarter	$14.67	$5.40
Third quarter	$9.54	$1.86
Second quarter	$8.55	$3.76
First quarter	$22.45	$4.58

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

The Greenbrier Companies 2010 Annual Report	21

Performance Graph

The following graph demonstrates a comparison of cumulative total returns for the Company’s Common Stock, the Dow Jones US Industrial Transportation Index and the Standard & Poor’s (S&P) 500 Index. The graph assumes an investment of $100 on August 31, 2005 in each of the Company’s Common Stock and the stocks comprising the indices. Each of the indices assumes that all dividends were reinvested and that the investment was maintained to and including August 31, 2010, the end of the Company’s 2010 year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Greenbrier Companies, Inc., The S&P 500 Index
And The Dow Jones US Industrial Transportation Index

* $100 invested on 8/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending August 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright© 2010 Dow Jones & Co. All rights reserved.

Equity Compensation Plan Information is hereby incorporated by reference to the “Equity Compensation Plan Information” table in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s year ended August 31, 2010.

22	The Greenbrier Companies 2010 Annual Report

Item 6.	SELECTED FINANCIAL DATA(1)

YEARS ENDED AUGUST 31,
(In thousands, except per share data)	2010		2009		2008		2007		2006
Statement of Operations Data
Revenue:
Manufacturing	$295,566		$462,496		$665,093		$738,424		$748,818
Wheel Services, Refurbishment & Parts	390,061		476,164		527,466		381,670		102,471
Leasing & Services	78,823		79,465		97,520		103,734		102,534

	$764,450		$1,018,125		$1,290,079		$1,223,828		$953,823

Earnings (loss) from continuing operations	$4,277		$(56,391)		$17,383		$20,007		$38,976
Earnings from discontinued operations	—		—		—		—		62	(3)

Net earnings (loss) attributable to Greenbrier	$4,277	(2)	$(56,391	)(2)	$17,383	(2)	$20,007	(2)	$39,038

Basic earnings (loss) per common share attributable to Greenbrier:
Continuing operations	$0.23		$(3.35)		$1.06		$1.25		$2.48
Net earnings (loss)	$0.23		$(3.35)		$1.06		$1.25		$2.48
Diluted earnings (loss) per common share attributable to Greenbrier:
Continuing operations	$0.21		$(3.35)		$1.06		$1.24		$2.45
Net earnings (loss)	$0.21		$(3.35)		$1.06		$1.24		$2.45
Weighted average common shares outstanding:
Basic	18,585		16,815		16,395		16,056		15,751
Diluted	20,213		16,815		16,417		16,094		15,937
Cash dividends paid per share	$.00		$.12		$.32		$.32		$.32
Balance Sheet Data
Total assets	$1,072,888		$1,048,291		$1,256,960		$1,072,749		$877,314
Revolving notes and notes payable	$501,330		$541,190		$580,954		$476,071		$357,040
Total equity	$297,407		$232,450		$281,838		$263,588		$236,136
Other Operating Data
New railcar units delivered	2,500		3,700		7,300		8,600		11,400
New railcar units backlog	5,300		13,400	(4)	16,200	(4)	12,100	(4)	14,700	(4)
Lease fleet:
Units managed	225,223		217,403		137,697		136,558		135,320
Units owned	8,156		8,713		8,631		8,663		9,311
Cash Flow Data
Capital expenditures:
Manufacturing	$8,715		$9,109		$24,113		$20,361		$15,121
Wheel Services, Refurbishment & Parts	12,215		6,599		7,651		5,009		2,906
Leasing & Services	18,059		23,139		45,880		111,924		122,542

	$38,989		$38,847		$77,644		$137,294		$140,569

Proceeds from sale of equipment	$22,978		$15,555		$14,598		$119,695		$28,863

Depreciation and amortization:
Manufacturing	$11,061		$11,471		$11,267		$10,762		$10,258
Wheel Services, Refurbishment & Parts	11,435		11,885		10,338		9,042		2,360
Leasing & Services	15,015		14,313		13,481		13,022		12,635

	$37,511		$37,669		$35,086		$32,826		$25,253

(1)	All years retrospectively adjusted for the effects of Accounting Standards Codification (ASC) 470 — 20 Debt — Debt with Conversion and Other Options. See Note 2 in the Consolidated Financial Statements.
(2)	2010 includes income of $11.9 million net of tax for a special item related to the release of the liability associated with the 2008 de-consolidation of our former Canadian subsidiary. 2009 includes special charges net of tax of $51.0 million in goodwill impairment. 2008 includes special charges net of tax of $2.3 million related to the closure of our Canadian subsidiary. 2007 includes special charges net of tax of $13.7 million related to the impairment and closure of our Canadian subsidiary.
(3)	Consists of a reduction in loss contingency associated with the settlement of litigation relating to the logistics business that was discontinued in 1998.
(4)	2009, 2008, 2007 and 2006 backlog include 8,500 units, 8,500 units, 3,500 units and 7,250 units subject to fulfillment of certain competitive and contractual conditions. 2006 through 2009 backlog all include 400 units subject to certain cancellation provisions.

The Greenbrier Companies 2010 Annual Report	23

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We currently operate in three primary business segments: Manufacturing; Wheel Services, Refurbishment & Parts and Leasing & Services. These three business segments are operationally integrated. The Manufacturing segment, operating from four facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. The Wheel Services, Refurbishment & Parts segment performs railcar repair, refurbishment and maintenance activities in the United States and Mexico as well as wheel, axle and bearing servicing, and production and reconditioning of a variety of parts for the railroad industry. The Leasing & Services segment owns approximately 8,000 railcars and provides management services for approximately 225,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. Management evaluates segment performance based on margins. We also produce rail castings through an unconsolidated joint venture.

The rail and marine industries are cyclical in nature. We are starting to see signs of a recovery in the freight car markets in which we operate. Demand for our marine barge products remains soft. Customer orders may be subject to cancellations and contain terms and conditions customary in the industry. Until recently, little variation has been experienced between the quantity ordered and the quantity actually delivered. Economic conditions have caused some customers to seek to renegotiate, delay or cancel orders. Our railcar and marine backlogs are not necessarily indicative of future results of operations.

In December 2009 we modified our long-term new railcar contract with General Electric Railcar Services Corporation (GE). Under the terms of the modified contract, we will deliver up to 6,000 railcars with the first 3,800 tank cars and hopper cars expected to be built by July 2013. The purchase price is subject to adjustments for changes in the material costs. The remaining 2,200 tank and hopper cars are subject to fulfillment of certain contractual conditions by both parties in their sole discretion and would occur over the five-year period following the completion of the 3,800 units. In addition, we have retained the right of first refusal, subject to certain qualifications, to manufacture all new railcar builds for GE through December 2018. We have agreed to share in an equitable manner with Greenbrier-GIMSA LLC, of which we own 50%, the benefits (net of any expenses) received from GE as a result of the amended agreement.

Multi-year supply agreements are a part of rail industry practice. Our total manufacturing backlog of railcars as of August 31, 2010 was approximately 5,300 units with an estimated value of $420 million compared to 13,400 units valued at $1.16 billion as of August 31, 2009. The August 31, 2010 backlog did not include approximately 300 units valued at $20 million scheduled for production in 2011. These 300 units are contractually committed to third party lessees and are expected to be placed into our lease fleet. Based on current production plans, approximately 4,100 units in the August 31, 2010 backlog are scheduled for delivery in fiscal year 2011. The balance of the production is scheduled for delivery through fiscal year 2013. The August 31, 2010 backlog does not include the contingent production of 2,200 units for GE. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog. Subsequent to year end we received new railcar orders for 3,200 units with an aggregate value of approximately $200 million. These units are scheduled for delivery in fiscal year 2011.

Marine backlog was approximately $10 million as of August 31, 2010 with production scheduled through fiscal year 2011. During the quarter ended August 31, 2010, we removed approximately $60 million of marine vessels from backlog, due to the current likelihood that these vessels will not be produced and sold as a result of current economic conditions. Marine backlog was approximately $126 million as of August 31, 2009.

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

24	The Greenbrier Companies 2010 Annual Report

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

On March 13, 2008, our then subsidiary TrentonWorks Ltd. (TrentonWorks) filed for bankruptcy with the Office of the Superintendent of Bankruptcy Canada whereby the assets of TrentonWorks were administered and liquidated by an appointed trustee. In the fourth quarter of fiscal 2010, the bankruptcy was resolved upon liquidation of substantially all remaining assets of TrentonWorks by the bankruptcy trustee. The resolution of the bankruptcy and associated release of obligations resulted in the recognition of $11.9 million in income in 2010, consisting of the reversal of the $15.3 million liability, net of a $3.4 million other comprehensive loss. This income was recorded in Special items on the Consolidated Statement of Operations.

In April 2010, WLR — Greenbrier Rail Inc. (WLR-GBX) was formed and acquired a lease fleet of nearly 4,000 railcars valued at approximately $230.0 million. WLR-GBX is wholly owned by affiliates of WL Ross & Co., LLC. We paid a $6.1 million contract placement fee to WLR-GBX for the right to perform certain management and advisory services and in exchange will receive management and other fee income and incentive compensation tied to the performance of WLR-GBX. The contract placement fee is accounted for under the equity method and is recorded in Intangibles and other assets on the Consolidated Balance Sheet.

A $3.2 million gain on extinguishment of debt was recorded on the early retirement of $32.3 million of convertible senior notes in fiscal 2010. This gain was partially offset by $0.5 million for the proportionate write-off of associated loan fees.

We delivered 500 railcar units during fiscal year 2009 for which we have an obligation to guarantee the purchaser minimum earnings. The obligation expires December 31, 2011. The maximum potential obligation totals $13.1 million and in certain defined instances the obligation may be reduced due to early termination. The purchaser has agreed to utilize the railcars on a preferential basis, and we are entitled to re-market the railcar units when they are not being utilized by the purchaser during the obligation period. Any earnings generated from the railcar units will offset the obligation and be recognized as revenue and margin in future periods. As a result of re-marketing the railcars, we recorded revenue of $2.8 million for the year ended August 31, 2010. Upon delivery of the railcar units, the entire purchase price was recorded as revenue and paid in full. The minimum earnings due to the purchaser are considered a reduction of revenue and were recorded as deferred revenue. As of August 31, 2010, $9.1 million of the potential obligation remained in deferred revenue.

The Greenbrier Companies 2010 Annual Report	25

Results of Operations

Overview

Total revenue was $0.8 billion, $1.0 billion and $1.3 billion for the years ended August 31, 2010, 2009 and 2008. Net earnings attributable to Greenbrier for the year ended August 31, 2010 were $4.3 million or $0.21 per diluted common share which included income of $11.9 million in special items net of tax or $0.59 per diluted common share. Net loss attributable to Greenbrier for the year ended August 31, 2009 was $56.4 million or $3.35 per diluted common share which included $51.0 million of special charges net of tax or $3.03 per diluted common share. Net earnings attributable to Greenbrier for the year ended August 31, 2008 were $17.4 million or $1.06 per diluted common share which included $2.3 million of special charges net of tax or $.14 per diluted common share.

Manufacturing Segment

Manufacturing revenue includes new railcar and marine production. New railcar delivery and backlog information disclosed herein includes all facilities.

Manufacturing revenue was $295.6 million, $462.5 million and $665.1 million for the years ended August 31, 2010, 2009 and 2008. Railcar deliveries, which are the primary source of manufacturing revenue, were approximately 2,500 units in 2010 compared to 3,700 units in 2009 and 7,300 units in 2008. Manufacturing revenue decreased $166.9 million, or 36.1%, from 2009 to 2010 primarily due to a decline in marine barge production, lower railcar deliveries and a change in railcar product mix with lower per unit sales prices. 2009 revenue was reduced by an $11.6 million obligation of guaranteed minimum earnings under a certain contract. Manufacturing revenue decreased $202.6 million, or 30.0%, from 2008 to 2009 primarily due to lower railcar deliveries and the $11.6 million obligation of guaranteed minimum earnings under a certain contract. The decrease was somewhat offset by a change in product mix with higher per unit sales prices and higher marine revenues.

Manufacturing margin as a percentage of revenue was 9.2% in 2010 compared to 0.8% in 2009. The increase was primarily the result of a more favorable product mix and improved production efficiencies at our Mexican joint venture. The current year was positively impacted by the re-marketing of railcars that were subject to guaranteed minimum earnings under a certain contract in the prior year. Manufacturing margin as a percentage of revenue was 0.8% in 2009 compared to 1.7% in 2008. The decrease was primarily the result of the $11.6 million obligation of guaranteed minimum earnings under a certain contract, higher material costs and scrap surcharge expense, severance expense of $2.4 million and less absorption of overhead due to lower production levels and plant utilization. These were partially offset by improved marine margins as a result of labor efficiencies and a continuous run of similar barge types.

Wheel Services, Refurbishment & Parts Segment

Wheel Services, Refurbishment & Parts revenue was $390.1 million, $476.2 million and $527.5 million for the years ended August 31, 2010, 2009 and 2008. The $86.1 million decrease in revenue from 2009 to 2010 was primarily due to lower sales volumes of wheels and reduced volumes of railcar repair and refurbishment work. This was offset slightly by improvement in the price for scrap metal. The $51.3 million decrease in revenue from 2008 to 2009 was primarily due to lower wheel and parts volumes, reduced volumes of railcar repair and refurbishment work, a sharp decrease in scrap metal pricing and lower wheelset pricing.

Wheel Services, Refurbishment & Parts margin as a percentage of revenue was 11.7% for both 2010 and 2009, and 19.2% for 2008. The decrease in fiscal 2009 margins was primarily due to lower net scrap pricing and less favorable mix of repair and refurbishment work.

Leasing & Services Segment

Leasing & Services revenue was $78.8 million, $79.5 million and $97.5 million for the years ended August 31, 2010, 2009 and 2008. The $0.7 million decrease in revenue from 2009 to 2010 was primarily the result of lower rent generated from the lease fleet principally offset by higher gains on sale of assets from the lease fleet. The $18.0 million decrease in revenue from 2008 to 2009 was primarily the result of a $6.8 million decrease in gains on

26	The Greenbrier Companies 2010 Annual Report

disposition of assets from the lease fleet, lower lease fleet utilization, downward pressures on lease renewal rates, lower earnings on certain car hire utilization leases and lower maintenance revenues.

During 2010, we realized $6.5 million in gains on sale for the disposition of leased equipment compared to $1.2 million in 2009 and $8.0 million in 2008. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.

Leasing & Services margin as a percentage of revenue was 47.5% in 2010 compared to 42.2% in 2009 and 51.0% in 2008. The increase in 2010 was primarily the result of increased gains on sale of assets from the lease fleet which has no associated cost of revenue. The decrease from 2008 to 2009 was primarily the result of decreases in gains on disposition of assets from the fleet, which have no associated cost of revenue, lower lease fleet utilization, downward pressure on lease renewal rates and lower earnings on certain car hire utilization leases.

The percentage of owned units on lease as of August 31, 2010 was 94.4% compared to 88.3% at August 31, 2009.

Other costs

Selling and administrative expense was $69.9 million, $65.7 million and $85.1 million for the years ended August 31, 2010, 2009 and 2008. The $4.2 million increase from 2009 to 2010 is primarily due to higher depreciation expense associated with our on-going ERP improvement projects, higher consulting and travel expenses and increased costs at our Mexican joint venture due to higher activity levels. These were partially offset by lower employee costs. The $19.4 million decrease from 2008 to 2009 is primarily due to lower employee related costs, including cost reduction efforts and reversal of $2.3 million of certain accruals. The decrease was partially offset by severance costs of $1.3 million related to reductions in work force.

Interest and foreign exchange expense was $43.1 million and $45.9 million for the years ended August 31, 2010 and 2009.

	Years Ended August 31,		Increase
(In thousands)	2010	2009	(Decrease)
Interest and foreign exchange:
Interest and other expense	$36,214	$35,669	$545
Accretion of term loan debt discount	4,377	1,117	3,260
Accretion of convertible debt discount	3,771	3,831	(60)
Gain on debt extinguishment	(3,218)	–	(3,218)
Write-off of fees and debt discount on debt prepayment	1,148	1,300	(152)
Foreign exchange loss	842	3,995	(3,153)

	$43,134	$45,912	$(2,778)

The increase in term loan debt discount accretion, associated with the term loan issued in June 2009, was due to a full year of accretion in 2010 compared to only a partial year in 2009.

The Greenbrier Companies 2010 Annual Report	27

Interest and foreign exchange expense was $45.9 million and $44.3 million for the years ended August 31, 2009 and 2008.

	Years Ended August 31,		Increase
(In thousands)	2009	2008	(Decrease)
Interest and foreign exchange:
Interest and other expense	$35,669	$38,612	$(2,943)
Accretion of term loan debt discount	1,117	–	1,117
Accretion of convertible debt discount	3,831	3,550	281
Write-off of fees and debt discount on debt prepayment	1,300	–	1,300
Foreign exchange loss	3,995	2,158	1,837

	$45,912	$44,320	$1,592

Interest and other expense decreased primarily due to favorable interest rates on our variable rate debt and lower debt levels. The debt discount accretion expense was $1.1 million associated with the term loan issued in June 2009.

In April 2007, the Company’s board of directors approved the permanent closure of the Company’s then Canadian railcar manufacturing subsidiary, TrentonWorks. As a result of the facility closure decision charges of $2.3 million were recorded as special items during 2008. In March 2008, TrentonWorks filed for bankruptcy. In the fourth quarter of 2010, the bankruptcy was resolved upon liquidation of substantially all remaining assets. The resolution of the bankruptcy resulted in income of $11.9 million which was recorded in Special items.

Charges of $55.7 million were recorded to Special items in May 2009 associated with the impairment of goodwill. These charges consist of $1.3 million related to the Manufacturing segment, $3.1 million related to the Leasing & Services segment and $51.3 million related to the Wheel Services, Refurbishment & Parts segment.

Income Tax

In 2010 we recorded a tax benefit of $1.0 million on $9.0 million of earnings for the year. The current year included income of $11.9 million from a Special item associated with the resolution of the bankruptcy of our then Canadian railcar manufacturing subsidiary, TrentonWorks which was not taxable. In addition, an income tax liability was not recorded on the noncontrolling interest earnings of $4.1 million from a consolidated subsidiary that is a flow through entity for tax purposes. Earnings from flow through entities are only taxed at the owner’s level. Excluding these items the effective tax rate would have been 13.8%. Our effective tax rate was 22.8% and 56.3% for the years ended August 31, 2009 and 2008. In 2009 a goodwill impairment charge for which a tax benefit was recorded at 8%, as a portion of the impairment charge was not deductible for tax purposes. In addition, 2009 included a reversal of $1.4 million of liabilities for uncertain tax positions for which we are no longer subject to examination by the tax authorities, a tax benefit of $2.5 million related to the deemed liquidation of our German operation for U.S. tax purposes and a tax benefit of $4.3 million related to the reversal of a deferred tax liability associated with a foreign subsidiary. Excluding these items the effective tax rate would have been 21.5%. Tax expense for 2008 included a $3.9 million charge associated with deferred tax assets and operating losses without tax benefit incurred by our then Canadian subsidiary during its closure process. 2008 also included a $1.3 million increase in valuation allowances related to net operating losses generated in Poland and Mexico. In addition, a $1.9 million tax benefit resulted from reversing income tax reserves associated with certain tax positions taken in prior years. Excluding these items the effective tax rate would have been 54.3%.

The fluctuations in the effective tax rate are also due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating losses for certain operations with no related accrual of tax benefit.

28	The Greenbrier Companies 2010 Annual Report

Earnings (Loss) from Unconsolidated Affiliates

Earnings (loss) from unconsolidated affiliates were a loss of $1.6 million in 2010, a loss of $0.6 million in 2009 and earnings of $0.9 million in 2008. 2010 includes losses from our castings joint venture and from WLR-GBX. The WLR-GBX loss was primarily the result of a mark to market on an interest rate swap, which should no longer have a significant impact on future results. 2009 and 2008 consist entirely of results from our castings joint venture.

Noncontrolling Interest

Noncontrolling interest includes earnings of $4.1 million, loss of $1.5 million and loss of $3.2 million for the years ended August 31, 2010, 2009 and 2008 and primarily represents our joint venture partner’s share in the earnings (losses) of our Mexican railcar manufacturing joint venture that began production in 2007.

Liquidity and Capital Resources

We have been financed through cash generated from operations, borrowings and stock issuance. At August 31, 2010 cash and cash equivalents was $98.9 million, an increase of $22.7 million from $76.2 million at the prior year end.

Cash provided by operating activities for the years ended August 31, 2010, 2009 and 2008 was $42.6 million, $120.5 million and $32.1 million. The decrease in 2010 was primarily due to change in working capital needs based on current activity levels. The change from 2008 to 2009 was primarily due to lower working capital needs as a result of decreased levels of operation.

Cash used in investing activities for the year ended August 31, 2010 was $24.2 million compared to $23.0 million in 2009 and $152.2 million in 2008. 2010 and 2009 cash utilization was primarily due to capital expenditures during the year. Cash utilization in 2008 was primarily due to acquisitions in the Wheel Services, Refurbishment & Parts segment and capital expenditures for the year.

Capital expenditures totaled $39.0 million, $38.8 million and $77.6 million for the years ended August 31, 2010, 2009 and 2008. Of these capital expenditures, approximately $18.1 million, $23.1 million and $45.9 million for the years ended August 31, 2010, 2009 and 2008 were attributable to Leasing & Services operations. Leasing & Services capital expenditures for 2011, net of proceeds from sales of equipment, are expected to be approximately $40.0 million. We regularly sell assets from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures. Proceeds from the sale of equipment were approximately $23.0 million, $15.6 million and $14.6 million for the years ended August 31, 2010, 2009 and 2008.

Approximately $8.7 million, $9.1 million and $24.1 million of capital expenditures for the years ended August 31, 2010, 2009 and 2008 were attributable to Manufacturing operations. Capital expenditures for Manufacturing are expected to be approximately $16.0 million in 2011 and primarily relate to enhancements to existing manufacturing facilities and ERP implementation.

Wheel Services, Refurbishment & Parts capital expenditures for the years ended August 31, 2010, 2009 and 2008 were $12.2 million, $6.6 million and $7.6 million and are expected to be approximately $28.0 million in 2011 for the opening of a new wheel services facility to replace one previously destroyed by fire, maintenance and improvement of existing facilities and ERP implementation.

Cash provided by financing activities was $4.6 million for the year ended August 31, 2010 compared to cash used in financing activities of $24.5 million for the year ended August 31 2009 and cash provided by financing activities of $103.5 million in 2008. During 2010, we received $52.7 million in net proceeds from an equity offering and $2.0 million in net proceeds from term loan borrowings. We repaid $11.9 million in net revolving credit lines and $38.3 million in term loans and convertible notes. During 2009, we repaid $81.3 million in net revolving credit lines and $16.4 million in term debt and paid dividends of $2.0 million. We received $69.8 million in net proceeds from term loan borrowings. During 2008, we received $49.6 million in net proceeds from term loan borrowings and $55.5 million in net proceeds under revolving credit lines. In 2008, we repaid $6.9 million in term debt and paid dividends of $5.3 million.

The Greenbrier Companies 2010 Annual Report	29

All amounts originating in foreign currency have been translated at the August 31, 2010 exchange rate for the following discussion. As of August 31, 2010 senior secured credit facilities, consisting of two components, aggregated $111.1 million. A $100.0 million revolving line of credit, maturing November 2011, is secured by substantially all of our assets in the United States not otherwise pledged as security for term loans. The facility is available to provide working capital and interim financing of equipment, principally for the United States and Mexican operations. Advances under this revolving credit facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. In addition, current lines of credit totaling $11.1 million secured by substantially all of our European assets, with various variable rates, are available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from April 2011 through June 2011. In September 2010, our Mexican joint venture renewed its line of credit for up to $10.0 million secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5% and are due 180 days after the date of borrowing. Currently the Mexican joint venture can borrow on this facility through August 2011. As of August 31, 2010 outstanding borrowings under our facilities consists of $3.6 million in letters of credit outstanding under the North American credit facility and $2.6 million in revolving notes outstanding under the European credit facilities.

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

Available borrowings under our credit facilities are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which, as of August 31, 2010 would allow for maximum additional borrowing of $106.2 million. The Company has an aggregate of $104.9 million available to draw down under the committed credit facilities as of August 31, 2010. This amount consists of $96.4 million available on the North American credit facility and $8.5 million on the European credit facilities.

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

In addition to the third party financing, Greenbrier has provided financing for a portion of the working capital needs of our Mexican joint venture through a secured, interest bearing loan. The balance of the loan was $19.0 million as of August 31, 2010.

In accordance with customary business practices in Europe, we have $9.1 million in bank and third party performance and warranty guarantee facilities, all of which have been utilized as of August 31, 2010. To date no amounts have been drawn under these performance and warranty guarantees.

30	The Greenbrier Companies 2010 Annual Report

Quarterly dividends were suspended as of the third quarter 2009. A quarterly dividend of $.04 per share was declared during the second quarter of 2009. Quarterly dividends of $.08 per share were declared each quarter from the fourth quarter of 2005 through the first quarter of 2009.

We have $0.5 million in long-term advances to an unconsolidated affiliate which are secured by accounts receivable and inventory. As of August 31, 2010, this same unconsolidated affiliate had $0.7 million in third party debt for which we have guaranteed 33% or approximately $0.2 million. The facility has been idled and expects to restart production when demand returns. We, along with our partners, have made additional equity investments during fiscal year 2010, our share of which was $0.9 million. We made an additional investment of $0.2 million during the first quarter of 2011. Additional investments may be required.

We expect existing funds and cash generated from operations, together with proceeds from financing activities including borrowings under existing credit facilities and long-term financings, to be sufficient to fund working capital needs, planned capital expenditures and expected debt repayments for the foreseeable future.

The following table shows our estimated future contractual cash obligations as of August 31, 2010:

	Years Ending August 31,
(In thousands)	Total	2011	2012	2013	2014	2015	Thereafter
Notes payable	$514,919	$4,565	$76,320	$72,219	$84,710	$276,933	$172
Interest	122,017	27,840	27,606	24,732	21,835	20,004	–
Revolving notes	2,630	2,630	–	–	–	–	–
Purchase commitments	106,030	20,745	20,745	16,135	16,135	16,135	16,135
Operating leases	17,062	6,781	3,679	2,205	1,488	1,318	1,591
Railcar leases	10,419	6,711	3,708	–	–	–	–
Other	1,402	574	276	343	203	2	4

	$774,479	$69,846	$132,334	$115,634	$124,371	$314,392	$17,902

Due to uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at August 31, 2010, we are unable to estimate the period of cash settlement with the respective taxing authority. Therefore, approximately $3.5 million in uncertain tax positions have been excluded from the contractual table above. See Note 22 to the Consolidated Financial Statements for a discussion on income taxes.

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

The Greenbrier Companies 2010 Annual Report	31

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

Impairment of long-lived assets - When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets are evaluated for impairment. If the forecast undiscounted future cash flows are less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to fair value is recognized in the current period. These estimates are based on the best information available at the time of the impairment and could be materially different if circumstances change. Certain long lived assets were tested for impairment during the quarter ended May 31, 2010. Forecasted undiscounted future cash flows exceeded the carrying amount of the assets indicating that the assets were not impaired.

Goodwill and acquired intangible assets - The Company periodically acquires businesses in purchase transactions in which the allocation of the purchase price may result in the recognition of goodwill and other intangible assets.

32	The Greenbrier Companies 2010 Annual Report

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

Foreign Currency Exchange Risk

We have operations in Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At August 31, 2010, $37.8 million of forecast sales in Europe were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results. We believe the exposure to foreign exchange risk is not material.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At August 31, 2010, net assets of foreign subsidiaries aggregated $25.1 million and a 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in equity of $2.5 million, 0.9% of total equity Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $45.6 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At August 31, 2010, 66% of our outstanding debt has fixed rates and 34% has variable rates. At August 31, 2010, a uniform 10% increase in interest rates would result in approximately $0.5 million of additional annual interest expense.

The Greenbrier Companies 2010 Annual Report	33

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

YEARS ENDED AUGUST 31,
(In thousands)	2010	2009(1)
Assets
Cash and cash equivalents	$98,864	$76,187
Restricted cash	2,525	1,083
Accounts receivable	89,252	113,371
Inventories	185,604	142,824
Assets held for sale	31,826	31,711
Equipment on operating leases, net	302,663	313,183
Investment in direct finance leases	1,795	7,990
Property, plant and equipment, net	132,614	127,974
Goodwill	137,066	137,066
Intangibles and other assets	90,679	96,902

	$1,072,888	$1,048,291

Liabilities and Equity
Revolving notes	$2,630	$16,041
Accounts payable and accrued liabilities	181,638	170,889
Losses in excess of investment in de-consolidated subsidiary	–	15,313
Deferred income taxes	81,136	69,199
Deferred revenue	11,377	19,250
Notes payable	498,700	525,149

Commitments and contingencies (Notes 25 & 26)

Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	–	–
Common stock - without par value; 50,000 shares authorized; 21,875 and 17,094 outstanding at August 31, 2010 and 2009	22	17
Additional paid-in capital	172,404	117,060
Retained earnings	120,716	116,439
Accumulated other comprehensive loss	(7,204)	(9,790)

Total equity Greenbrier	285,938	223,726
Noncontrolling interest	11,469	8,724

Total equity	297,407	232,450

	$1,072,888	$1,048,291

(1)	2009 was adjusted for the effects of Accounting Standards Codification (ASC) 470 — 20 Debt — Debt with Conversion and Other Options. See Note 2 to the Consolidated Financial Statements. An adjustment to the presentation was also made to conform to the adoption of ASC 810-10-65 Consolidation — Transition related to SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.
The accompanying notes are an integral part of these financial statements.

34	The Greenbrier Companies 2010 Annual Report

Consolidated Statements of Operations

YEARS ENDED AUGUST 31,
(In thousands, except per share amounts)	2010	2009(1)	2008(1)
Revenue
Manufacturing	$295,566	$462,496	$665,093
Wheel Services, Refurbishment & Parts	390,061	476,164	527,466
Leasing & Services	78,823	79,465	97,520

	764,450	1,018,125	1,290,079
Cost of revenue
Manufacturing	268,395	458,733	653,879
Wheel Services, Refurbishment & Parts	344,522	420,294	426,183
Leasing & Services	41,365	45,991	47,774

	654,282	925,018	1,127,836
Margin	110,168	93,107	162,243
Other costs
Selling and administrative	69,931	65,743	85,133
Interest and foreign exchange	43,134	45,912	44,320
Special items	(11,870)	55,667	2,302

	101,195	167,322	131,755
Earnings (loss) before income tax and earnings (loss) from unconsolidated affiliates	8,973	(74,215)	30,488
Income tax benefit (expense)	959	16,917	(17,159)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	9,932	(57,298)	13,329
Earnings (loss) from unconsolidated affiliates	(1,601)	(565)	872

Net earnings (loss)	8,331	(57,863)	14,201
Net (earnings) loss attributable to noncontrolling interest	(4,054)	1,472	3,182

Net earnings (loss) attributable to Greenbrier	$4,277	$(56,391)	$17,383

Basic earnings (loss) per common share:	$0.23	$(3.35)	$1.06

Diluted earnings (loss) per common share:	$0.21	$(3.35)	$1.06

Weighted average common shares:
Basic	18,585	16,815	16,395
Diluted	20,213	16,815	16,417

(1)	2009 and 2008 were adjusted for the effects of Accounting Standards Codification (ASC) 470 — 20 Debt — Debt with Conversion and Other Options. See Note 2 to the Consolidated Financial Statements. An adjustment to the presentation was also made to conform to the adoption of ASC 810-10-65 Consolidation — Transition related to SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.
The accompanying notes are an integral part of these financial statements.

The Greenbrier Companies 2010 Annual Report	35

Consolidated Statements of Equity
and Comprehensive Income (Loss)

	Attributable to Greenbrier
					Accumulated
			Additional		Other	Attributable to
(In thousands, except for per share	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Equity
Balance September 1, 2007(1)	16,169	$16	$95,747	$162,845	$(166)	$5,146	263,588
Net earnings (loss)	–	–	–	17,383	–	(3,182)	14,201
Translation adjustment (net of tax effect)	–	–	–	–	4,852	–	4,852
Pension plan adjustment	–	–	–	–	(6,873)	–	(6,873)
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	–	–	–	–	(94)	–	(94)
Unrealized gain on derivative financial instruments (net of tax effect)	–	–	–	–	905	–	905

Comprehensive income							12,991
Investment by joint venture partner	–	–	–	–	–	6,600	6,600
Noncontrolling interest adjustments	–	–	–	–	–	54	54
Pension adjustment (net of tax effect)	–	–	–	–	71	–	71
Cash dividends ($0.32 per share)	–	–	–	(5,261)	–	–	(5,261)
Uncertain tax position adjustment	–	–	–	(136)	–	–	(136)
Restricted stock awards (net of cancellations)	432	1	9,473	–	–	–	9,474
Unamortized restricted stock	–	–	(9,442)	–	–	–	(9,442)
Restricted stock amortization	–	–	3,932	–	–	–	3,932
Stock options exercised	5	–	43	–	–	–	43
Excess tax expense of stock options exercised	–	–	(76)	–	–	–	(76)

Balance August 31, 2008(1)	16,606	17	99,677	174,831	(1,305)	8,618	281,838
Net loss	–	–	–	(56,391)	–	(1,472)	(57,863)
Translation adjustment (net of tax effect)	–	–	–	–	(5,527)	–	(5,527)
Reclassification of derivative financial instruments recognized in net loss (net of tax effect)	–	–	–	–	(612)	–	(612)
Unrealized loss on derivative financial instruments (net of tax effect)	–	–	–	–	(2,465)	–	(2,465)

Comprehensive loss							(66,467)
Investment by joint venture partner	–	–	–	–	–	1,400	1,400
Noncontrolling interest adjustments	–	–	–	–	–	178	178
Pension adjustment (net of tax effect)	–	–			119	–	119
Cash dividends ($0.12 per share)	–	–	–	(2,001)	–	–	(2,001)
Warrants	–	–	13,410	–	–	–	13,410
Restricted stock awards (net of cancellations)	485	–	1,252	–	–	–	1,252
Unamortized restricted stock	–	–	(1,252)	–	–	–	(1,252)
Restricted stock amortization	–	–	5,062	–	–	–	5,062
Stock options exercised	3	–	23	–	–	–	23
Excess tax expense of stock options exercised	–	–	(1,112)	–	–	–	(1,112)

Balance August 31, 2009(1)	17,094	17	117,060	116,439	(9,790)	8,724	232,450
Net earnings	–	–	–	4,277	–	4,054	8,331
Translation adjustment (net of tax effect)	–	–	–	–	(3,831)	–	(3,831)
Pension adjustment (net of tax effect)	–	–			6,810	–	6,810
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	–	–	–	–	(878)	–	(878)
Unrealized gain on derivative financial instruments (net of tax effect)	–	–	–	–	485	–	485

Comprehensive income							10,917
Noncontrolling interest adjustments	–	–	–	–	–	(1,309)	(1,309)
ASC 470-20 adjustment for partial convertible note retirement (net of tax)	–	–	(2,535)	–	–	–	(2,535)
Net proceeds from equity offering	4,500	5	52,703	–	–	–	52,708
Restricted stock awards (net of cancellations)	274	–	3,210	–	–	–	3,210
Unamortized restricted stock	–	–	(3,210)	–	–	–	(3,210)
Restricted stock amortization	–	–	5,825	–	–	–	5,825
Stock options exercised	7	–	29	–	–	–	29
Excess tax expense of stock options exercised	–	–	(678)	–	–	–	(678)

Balance August 31, 2010	21,875	$22	$172,404	$120,716	$(7,204)	$11,469	$297,407

(1)	2009 and 2008 were adjusted for the effects of Accounting Standards Codification (ASC) 470 — 20 Debt — Debt with Conversion and Other Options. See Note 2 to the Consolidated Financial Statements. An adjustment to the presentation was also made to conform to the adoption of ASC 810-10-65 Consolidation — Transition related to SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.
The accompanying notes are an integral part of these financial statements.

36	The Greenbrier Companies 2010 Annual Report

Consolidated Statements of Cash Flows
YEARS ENDED AUGUST 31,

(In thousands)	2010	2009(1)	2008(1)
Cash flows from operating activities:
Net earnings (loss)	$8,331	$(57,863)	$14,201
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Deferred income taxes	15,052	(13,299)	11,528
Depreciation and amortization	37,511	37,669	35,086
Gain on sales of equipment	(6,543)	(1,167)	(8,010)
Special items	(11,870)	55,667	2,302
Accretion of debt discount	8,581	4,948	3,550
Gain on extinguishment of debt	(3,218)	–	–
Other	4,237	3,583	390
Decrease (increase) in assets excluding acquisitions:
Accounts receivable	22,430	58,521	(7,621)
Inventories	(44,276)	98,751	(29,692)
Assets held for sale	(177)	21,841	(10,621)
Other	7,171	1,157	(2,700)
Increase (decrease) in liabilities excluding acquisitions:
Accounts payable and accrued liabilities	12,777	(86,514)	21,801
Deferred revenue	(7,445)	(2,829)	1,904

Net cash provided by operating activities	42,561	120,465	32,118

Cash flows from investing activities:
Principal payments received under direct finance leases	390	429	375
Proceeds from sales of equipment	22,978	15,555	14,598
Investment in and advances (to) from unconsolidated affiliates	(927)	–	858
Contract placement fee	(6,050)	–	–
Acquisitions, net of cash acquired	–	–	(91,166)
De-consolidation of subsidiary	–	–	(1,217)
Decrease (increase) in restricted cash	(1,442)	(109)	2,046
Capital expenditures	(38,989)	(38,847)	(77,644)
Other	(130)	–	–

Net cash used in investing activities	(24,170)	(22,972)	(152,150)

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	(11,934)	(81,251)	55,514
Proceeds from revolving notes with maturities longer than 90 days	5,698	–	–
Repayments of revolving notes with maturities longer than 90 days	(5,698)	–	–
Net proceeds from issuance of notes payable	2,040	69,768	49,613
Repayments of notes payable	(38,267)	(16,436)	(6,919)
Net proceeds from equity offering	52,708	–	–
Investment by joint venture partner	–	1,400	6,600
Dividends paid	–	(2,001)	(5,261)
Other	29	3,973	3,931

Net cash provided by (used in) financing activities	4,576	(24,547)	103,478

Effect of exchange rate changes	(290)	(2,716)	1,703
Increase (decrease) in cash and cash equivalents	22,677	70,230	(14,851)
Cash and cash equivalents
Beginning of period	76,187	5,957	20,808

End of period	$98,864	$76,187	$5,957

Cash paid during the period for:

Interest	$29,409	$31,967	$35,274
Income taxes paid (refunded)	$(14,953)	$592	$4,246
Non-cash activity
Transfer of assets held for sale to equipment on operating leases	$–	$4,830	$6,441
Transfer of other assets to property, plant and equipment	708	–	–
Adjustment to tax reserve	–	7,415	–
Warrant valuation	–	13,410	–
Supplemental disclosure of non-cash activity:
Assumption of acquisition capital lease obligation	$–	$–	$498
Seller receivable netted against acquisition note	–	–	503
De-consolidation of subsidiary (see note 4)	–	–	15,313
Supplemental disclosure of subsidiary acquired
Assets acquired	$–	$–	$(96,782)
Liabilities assumed	–	–	5,616

Acquisitions, net of cash acquired	$–	$–	$(91,166)

(1)	2009 and 2008 were adjusted for the effects of Accounting Standards Codification (ASC) 470 — 20 Debt — Debt with Conversion and Other Options. See Note 2 to the Consolidated Financial Statements. An adjustment to the presentation was also made to conform to the adoption of ASC 810-10-65 Consolidation — Transition related to SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.
The accompanying notes are an integral part of these financial statements.

The Greenbrier Companies 2010 Annual Report	37

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations

The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) currently operate in three primary business segments: Manufacturing, Wheel Services, Refurbishment & Parts and Leasing & Services. The three business segments are operationally integrated. With operations in the United States, Mexico and Poland, the Manufacturing segment produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. The Wheel Services, Refurbishment & Parts segment performs railcar repair, refurbishment and maintenance activities in the United States and Mexico as well as wheel and axle servicing and production of a variety of parts for the railroad industry. The Leasing & Services segment owns approximately 8,000 railcars and provides management services for approximately 225,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. Greenbrier also produces railcar castings through an unconsolidated joint venture.

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation - The financial statements include the accounts of the Company and its subsidiaries in which it has a controlling interest. All intercompany transactions and balances are eliminated upon consolidation.

Unclassified Balance Sheet - The balance sheets of the Company are presented in an unclassified format as a result of significant leasing activities for which the current or non-current distinction is not relevant. In addition, the activities of the Manufacturing; Wheel Services, Refurbishment & Parts and Leasing & Services segments are so intertwined that in the opinion of management, any attempt to separate the respective balance sheet categories would not be meaningful and may lead to the development of misleading conclusions by the reader.

Foreign currency translation - Operations outside the United States prepare financial statements in currencies other than the United States dollar. Revenues and expenses are translated at average exchange rates for the year, while assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of equity in other comprehensive income (loss).

Cash and cash equivalents - Cash is temporarily invested primarily in money market funds. All highly-liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents.

Restricted cash - Restricted cash is a pass through account for activity related to car hire auditing and processing for certain third party customers.

Accounts receivable - Accounts receivable are stated net of allowance for doubtful accounts of $3.9 million and $5.6 million as of August 31, 2010 and 2009.

	Years Ended August 31,
(In thousands)	2010	2009	2008
Allowance for doubtful accounts
Balance at beginning of period	$5,612	$5,557	$3,916
Additions, net of reversals	(385)	641	3,184
Usage	(991)	(560)	(1,598)
Currency translation effect	(305)	(26)	55

Balance at end of period	$3,931	$5,612	$5,557

Inventories - Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead.

38	The Greenbrier Companies 2010 Annual Report

Assets held for sale - Assets held for sale consist of new railcars in transit to delivery point, railcars on lease with the intent to sell, used railcars that will either be sold or refurbished or placed on lease and then sold, finished goods and completed wheel sets.

Equipment on operating leases, net - Equipment on operating leases is stated net of accumulated depreciation. Depreciation to estimated salvage value is provided on the straight-line method over the estimated useful lives of up to thirty-five years.

Property, plant and equipment - Property, plant and equipment is stated net of accumulated depreciation. Depreciation is provided on the straight-line method over estimated useful lives which are as follows:

Depreciable Life

Buildings and improvements	10-25 years
Machinery and equipment	3-15 years
Other	3-7 years

Goodwill - Goodwill is recorded when the purchase price of an acquisition exceeds the fair market value of the net assets acquired. Goodwill is not amortized and is tested for impairment at least annually and more frequently if material changes in events or circumstances arise. This testing compares carrying values to fair values and if the carrying value of these assets is in excess of fair value, the carrying value is reduced to fair value. The Company performs a goodwill impairment test annually during the third quarter.

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

The Greenbrier Companies 2010 Annual Report	39

realized. As a result, we recognize liabilities for uncertain tax positions based on whether evidence indicates that it is more likely than not that the position will be sustained on audit. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision.

Noncontrolling interest - In October 2006, the Company formed a joint venture with Grupo Industrial Monclova, S.A. (GIMSA) to manufacture new railroad freight cars for the North American marketplace at GIMSA’s existing manufacturing facility located in Frontera, Mexico. Each party owns a 50% interest in the joint venture. Production began late in the Company’s third quarter of 2007. The financial results of this operation are consolidated for financial reporting purposes as the Company maintains a controlling interest as evidenced by the right to appoint the majority of the board of directors, control over accounting, financing, marketing and engineering, and approval and design of products. The noncontrolling interest reflected in the Company’s consolidated financial statements represents the joint venture partner’s equity in this venture.

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

Interest and foreign exchange - Includes foreign exchange gains and losses, amortization of loan fee expense, accretion of debt discounts, gains from extinguishment of debt and external interest expense.

	Years Ended August 31,
(In thousands)	2010	2009	2008
Interest and foreign exchange:
Interest and other expense	$36,214	$35,669	$38,612
Accretion of term loan debt discount	4,377	1,117	–
Accretion of convertible debt discount	3,771	3,831	3,550
Gain on debt extinguishment	(3,218)	–	–
Write-off of fees and debt discount on debt prepayment	1,148	1,300	–
Foreign exchange loss	842	3,995	2,158

	$43,134	$45,912	$44,320

Research and development - Research and development costs are expensed as incurred. Research and development costs incurred for new product development during the years ended August 31, 2010, 2009 and 2008 were $2.6 million, $1.7 million and $2.9 million.

Forward exchange contracts - Foreign operations give rise to risks from changes in foreign currency exchange rates. Forward exchange contracts with established financial institutions are utilized to hedge a portion of such risk. Realized and unrealized gains and losses are deferred in other comprehensive income (loss) and recognized in

40	The Greenbrier Companies 2010 Annual Report

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

Net earnings per share - Basic earnings per common share (EPS) excludes the potential dilution that would occur if additional shares were issued upon exercise of outstanding stock options and warrants, while diluted EPS takes this potential dilution into account using the treasury stock method.

Stock-based compensation - All stock options were vested prior to September 1, 2005 and accordingly no compensation expense was recognized for stock options for the years ended August 31, 2010, 2009 and 2008. The value, at the date of grant, of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period of three to five years. Compensation expense recognized related to restricted stock grants for the years ended August 31, 2010, 2009 and 2008 was $5.8 million, $5.1 million and $3.9 million.

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

Initial Adoption of Accounting Policies - In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141R, Business Combinations. This statement, which has been codified within Accounting Standards Codification (ASC) 805, Business Combinations, establishes the principles and requirements for how an acquirer recognizes and measures the assets acquired, liabilities assumed, and noncontrolling interest; recognizes and measures goodwill; and identifies disclosures. This statement was effective for the Company for business combinations entered into on or after September 1, 2009.

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

The Greenbrier Companies 2010 Annual Report	41

The retrospective application of this guidance adjusted Interest and foreign exchange and Net earnings (loss) attributable to Greenbrier and earnings (loss) per share for 2009 and 2008 as indicated in the following tables (in thousands, except per share amounts):

	Year Ended August 31, 2009
		Net loss
	Interest and Foreign	Attributable to	Basic Loss per	Diluted Loss per
	Exchange	Greenbrier	Common Share	Common Share
Previously reported	$42,081	$(54,060)	$(3.21)	$(3.21)
Adjustment	3,831	(2,331)	(0.14)	(0.14)

Revised	$45,912	$(56,391)	$(3.35)	$(3.35)

	Year Ended August 31, 2008
		Net Earnings	Basic Earnings	Diluted Earnings
	Interest and Foreign	Attributable to	per Common	per Common
	Exchange	Greenbrier	Share	Share
Previously reported	$40,770	$19,542	$1.19	$1.19
Adjustment	3,550	(2,159)	(0.13)	(0.13)

Revised	$44,320	$17,383	$1.06	$1.06

The retrospective application of this guidance adjusted the Consolidated Balance Sheet as of August 31, 2009 as follows (in thousands):

	August 31, 2009
	Deferred Income		Additional Paid-	Retained
	Taxes	Notes Payable	in Capital	Earnings
Previously reported	$62,530	$542,180	$99,645	$123,492
Adjustment	6,669	(17,031)	17,415	(7,053)

Revised	$69,199	$525,149	$117,060	$116,439

Prospective Accounting Changes - In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which provides guidance with respect to consolidation of variable interest entities. This statement retains the scope of Interpretation 46(R) with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in SFAS No. 166, Accounting for Transfers of Financial Assets. This statement replaces the quantitative-based risks and rewards calculation for determining the primary beneficiary of a variable interest entity. The approach focuses on identifying which enterprise has the power to direct activities that most significantly impact the entity’s economic performance and the obligation to absorb the losses or receive the benefits from the entity. It is possible that application of this revised guidance will change an enterprise’s assessment of involvement with variable interest entities. This statement, which has been codified within ASC 810, Consolidations, was effective for the Company as of September 1, 2010. The initial adoption did not have an effect on the Company’s Consolidated Financial Statements.

Note 3 -	Special Items

In April 2007, the Company’s board of directors approved the permanent closure of the Company’s then Canadian railcar manufacturing subsidiary, TrentonWorks Ltd. (TrentonWorks). As a result of the facility closure decision, charges of $2.3 million were recorded in Special items during 2008 consisting of severance costs and professional and other expenses. In March 2008, Trenton Works filed for bankruptcy. During the fourth quarter of 2010, the bankruptcy was resolved and the Company recorded income of $11.9 million in Special items. See Note 4 — De-consolidation of Subsidiary.

42	The Greenbrier Companies 2010 Annual Report

In May 2009, the Company recorded charges of $55.7 million in Special items associated with the impairment of goodwill. These charges consist of $1.3 million in the Manufacturing segment, $3.1 million in the Leasing & Services segment and $51.3 million in the Wheel Services, Refurbishment & Parts segment.

Note 4 -	De-consolidation of Subsidiary

On March 13, 2008 TrentonWorks filed for bankruptcy with the Office of the Superintendent of Bankruptcy Canada whereby the assets of TrentonWorks were administered and liquidated by an appointed trustee. Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% ownership, except when control is not held by the majority owner. Under these principles, bankruptcy represents a condition which may preclude consolidation in instances where control rests with the bankruptcy court and trustee, rather than the majority owner. As a result, the Company discontinued consolidating TrentonWorks’ financial statements beginning on March 13, 2008 and reported its investment in TrentonWorks using the cost method. Under the cost method, the investment was reflected as a single amount on the Company’s Consolidated Balance Sheet. De-consolidation resulted in a negative investment in the subsidiary of $15.3 million which was included as a liability on the Company’s Consolidated Balance Sheet titled Losses in excess of investment in de-consolidated subsidiary. In addition, a $3.4 million loss was included in Accumulated other comprehensive loss. In the fourth quarter of fiscal 2010, the bankruptcy was resolved upon liquidation of substantially all remaining assets of TrentonWorks by the bankruptcy trustee. The resolution of the bankruptcy and associated release of obligations resulted in the recognition of $11.9 million of income in 2010, consisting of the reversal of the $15.3 million liability, net of the $3.4 million other comprehensive loss. This income was recorded in Special items on the Consolidated Statement of Operations.

Note 5 -	Inventories

	Years Ended August 31,
(In thousands)	2010	2009
Manufacturing supplies and raw materials	$119,306	$113,935
Work-in-process	70,394	33,771
Lower of cost or market adjustment	(4,096)	(4,882)

	$185,604	$142,824

	Years Ended August 31,
(In thousands)	2010	2009	2008
Lower of cost or market adjustment
Balance at beginning of period	$4,882	$4,999	$3,807
Charge to cost of revenue	1,698	2,340	4,567
Disposition of inventory	(2,249)	(1,896)	(3,636)
Currency translation effect	(235)	(561)	261

Balance at end of period	$4,096	$4,882	$4,999

Note 6 -	Assets Held for Sale

	Years Ended August 31,
(In thousands)	2010	2009
Railcars held for sale	$12,804	$13,625
Railcars in transit to customer	2,451	192
Finished goods – parts	16,571	17,894

	$31,826	$31,711

The Greenbrier Companies 2010 Annual Report	43

Note 7 -	Investment in Direct Finance Leases

	Years Ended August 31,
(In thousands)	2010	2009
Future minimum receipts on lease contracts	$2,647	$13,913
Maintenance, insurance, and taxes	(4)	(319)

Net minimum lease receipts	2,643	13,594
Estimated residual values	234	1,399
Unearned finance charges	(1,082)	(7,003)

	$1,795	$7,990

Future minimum receipts on the direct finance lease contracts are as follows:

(In thousands)
Year ending August 31,
2011	$397
2012	396
2013	309
2014	309
2015	309
Thereafter	927

$2,647

Note 8 - Equipment on Operating Leases, net

Equipment on operating leases is reported net of accumulated depreciation of $85.0 million and $79.8 million as of August 31, 2010 and 2009. In addition, certain railcar equipment leased-in by the Company (see Note 25 Lease Commitments) is subleased to customers under non-cancelable operating leases. Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases are as follows:

(In thousands)
Year ending August 31,
2011	$27,145
2012	19,686
2013	11,035
2014	9,305
2015	6,634
Thereafter	17,037

$90,842

Certain equipment is also operated under daily, monthly or car hire arrangements. Associated revenue amounted to $18.4 million, $22.8 million and $28.4 million for the years ended August 31, 2010, 2009 and 2008.

44	The Greenbrier Companies 2010 Annual Report

Note 9 - Property, Plant and Equipment, net

	Years Ended August 31,
(In thousands)	2010	2009
Land and improvements	$25,539	$20,324
Machinery and equipment	163,351	163,444
Buildings and improvements	72,727	76,970
Other	42,893	23,927

	304,510	284,665
Accumulated depreciation	(171,896)	(156,691)

	$132,614	$127,974

Note 10 - Goodwill

The Company performs a goodwill impairment test annually during the third quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The provisions of ASC 350, Intangibles — Goodwill and Other, require the Company to perform a two-step impairment test on goodwill. In the first step, the Company compares the fair value of each reporting unit with its carrying value. The Company determines the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, the Company estimates the fair value based on observed market multiples for comparable businesses. The second step of the goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In the second step the Company would compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The goodwill balance, net of cumulative write-downs of $55.7 million, as of August 31, 2010 and 2009 was $137.1 million. The remaining balance relates to the Wheel Services, Refurbishment & Parts segment. Goodwill was tested as of February 28, 2010 and the Company concluded that goodwill was not impaired.

Note 11 - Intangibles and Other Assets

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible assets balance:

	Years Ended August 31,
(In thousands)	2010	2009
Intangible assets subject to amortization:
Customer relationships	$66,825	$66,825
Accumulated amortization	(13,701)	(9,549)
Other intangibles	5,003	5,187
Accumulated amortization	(2,845)	(2,289)

	55,282	60,174

Intangible assets not subject to amortization	912	912
Prepaid and other assets	34,485	35,816

	$90,679	$96,902

The Greenbrier Companies 2010 Annual Report	45

Intangible assets with finite lives are amortized using the straight line method over their estimated useful lives and include the following: proprietary technology, 10 years; trade names, 5 years; patents, 11 years; and long-term customer agreements and relationships, 5 to 20 years. Amortization expense for the years ended August 31, 2010, 2009 and 2008 was $4.8 million, $4.8 million and $3.7 million. Amortization expense for the years ending August 31, 2011, 2012, 2013, 2014 and 2015 is expected to be $4.7 million, $4.5 million, $4.4 million, $4.3 million and $4.3 million.

Note 12 - Investment in Unconsolidated Affiliates

In April 2010, WLR - Greenbrier Rail Inc. (WLR-GBX) was formed and acquired a lease fleet of nearly 4,000 railcars valued at approximately $230.0 million. WLR-GBX is wholly owned by affiliates of WL Ross. The Company paid a $6.1 million contract placement fee to WLR-GBX for the right to perform certain management and advisory services and in exchange will receive management and other fee income and incentive compensation tied to the performance of WLR-GBX. The contract placement fee is accounted for under the equity method and is recorded in Intangibles and other assets on the Consolidated Balance Sheet.

WLR-GBX qualifies as a variable interest entity under ASC 810, Consolidations. While the Company acts as asset manager to WLR-GBX, it is not the primary beneficiary. The Company has no authority to make decisions regarding key business activities that most significantly impact the entity’s economic performance, such as asset re-marketing and disposition activities, which requires the approval of affiliates of WL Ross.

In June 2003, the Company acquired a 33% minority ownership interest in a joint venture which produces castings for freight cars. This joint venture is accounted for under the equity method and the investment is included in Intangibles and other assets on the Consolidated Balance Sheets. The facility has been idled and expects to restart production when demand returns. The Company, along with the other partners, has made additional investments during fiscal year 2010, the Company’s share of which was $0.9 million. Additional investments may be required.

Note 13 - Revolving Notes

All amounts originating in foreign currency have been translated at the August 31, 2010 exchange rate for the following discussion. As of August 31, 2010 senior secured credit facilities, consisting of two components, aggregated $111.1 million. As of August 31, 2010 a $100.0 million revolving line of credit secured by substantially all the Company’s assets in the United States not otherwise pledged as security for term loans, maturing November 2011, was available to provide working capital and interim financing of equipment, principally for the United States and Mexican operations. Advances under this facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios. In addition, as of August 31, 2010, lines of credit totaling $11.1 million secured by substantially all of the Company’s European assets, with various variable rates, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from April 2011 through June 2011. Subsequent to year end, the Company’s Mexican joint venture renewed its line of credit of up to $10.0 million secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5% and are due 180 days after the date of borrowing. Currently the joint venture will be able to draw against the facility through August 2011.

As of August 31, 2010 outstanding borrowings under these facilities consists of $3.6 million in letters of credit outstanding under the North American credit facility and $2.6 million in revolving notes outstanding under the European credit facilities.

46	The Greenbrier Companies 2010 Annual Report

Note 14 - Accounts Payable and Accrued Liabilities

	Years Ended August 31,
(In thousands)	2010	2009
Trade payables	$141,767	$128,807
Accrued payroll and related liabilities	19,025	16,332
Accrued maintenance	12,460	16,206
Accrued warranty	6,304	8,184
Other	2,082	1,360

	$181,638	$170,889

Note 15 - Maintenance and Warranty Accruals

	Years Ended August 31,
(In thousands)	2010	2009	2008
Accrued maintenance
Balance at beginning of period	$16,206	$17,067	$20,498
Charged to cost of revenue	13,581	17,005	17,720
Payments	(17,327)	(17,866)	(21,151)

Balance at end of period	$12,460	$16,206	$17,067

Accrued warranty
Balance at beginning of period	$8,184	$11,873	$15,911
Charged to cost of revenue	425	32	2,808
Payments	(2,252)	(3,193)	(5,655)
Currency translation effect	(53)	(528)	956
De-consolidation effect	–	–	(2,147)

Balance at end of period	$6,304	$8,184	$11,873

Note 16 - Notes Payable

	Years Ended August 31,
(In thousands)	2010	2009
Senior unsecured notes	$235,000	$235,000
Convertible senior notes	67,724	100,000
Term loans	212,019	219,075
Other notes payable	176	398

	514,919	554,473
Debt discount net of accretion	(16,219)	(29,324)

	$498,700	$525,149

Senior unsecured notes, due 2015, bear interest at a fixed rate of 8 3/8%, paid semi-annually in arrears on May 15th and November 15th of each year. Payment on the notes is guaranteed by substantially all of the Company’s domestic subsidiaries.

Convertible senior notes, due 2026, bear interest at a fixed rate of 2 3/8%, paid semi-annually in arrears on May 15th and November 15th. The Company will also pay contingent interest of 3/8% on the notes in certain circumstances commencing with the six-month period beginning May 15, 2013. Payment on the convertible notes is guaranteed by substantially all of the Company’s domestic subsidiaries. The convertible senior notes will be convertible upon the occurrence of specified events into cash and shares, if any, of Greenbrier’s common stock at an initial conversion

The Greenbrier Companies 2010 Annual Report	47

rate of 20.8125 shares per $1,000 principal amount of the notes (which is equal to an initial conversion price of $48.05 per share). The initial conversion rate is subject to adjustment upon the occurrence of certain events, as defined. On or after May 15, 2013, Greenbrier may redeem all or a portion of the notes at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. On May 15, 2013, May 15, 2016 and May 15, 2021 and in the event of certain fundamental changes, holders may require the Company to repurchase all or a portion of their notes at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. During fiscal 2010, the Company retired $32.3 million of the convertible notes early and realized a gain of $3.2 million which was recorded as Interest and foreign exchange in the Consolidated Statement of Operations. The debt discount associated with the convertible senior notes is being accreted using the effective interest rate method through May 2013 and the accretion expense is included in Interest and foreign exchange on the Consolidated Statements of Operations. The pre-tax accretion is expected to be approximately $3.0 million in the year ending August 31, 2011, $3.3 million in the year ending August 31, 2012 and $2.5 million in the year ending August 31, 2013.

On March 30, 2007, the Company issued a $100.0 million senior term note secured by a pool of leased railcars. The note bears a floating interest rate of LIBOR plus 1% with principal of $0.7 million paid quarterly in arrears and a balloon payment of $81.8 million due at the end of the seven-year loan term. On May 9, 2008, the Company issued an additional $50.0 million senior term note secured by a pool of leased railcars. The note bears a floating interest rate of LIBOR plus 1% with principal of $0.3 million paid quarterly in arrears and a balloon payment of $41.2 million due at the end of the seven-year loan term. An interest rate swap agreement was entered into to swap the floating interest rate of LIBOR plus 1% to a fixed rate of 4.24%. At August 31, 2010, the notional amount of the agreement was $45.6 million and matures in March 2014. On June 10, 2009, the Company issued a $75.0 million term loan, maturing in June 2012, which is principally secured by certain assets including all of a subsidiary’s assets. The loan contains no financial covenants, is non-amortizing and requires mandatory prepayments under certain circumstances. The balance as of August 31, 2010 was $71.8 million and has a variable interest rate of LIBOR plus 3.5% paid quarterly in arrears with a balloon payment due at the end of the three-year loan term. In connection with the loan, the Company issued warrants to purchase 3.378 million shares of its common stock at $6 per share, both subject to adjustment in certain circumstances. The warrants have a five-year term. The warrants were valued at $13.4 million, and recorded as a debt discount (reducing Notes payable) and Additional paid-in capital (increasing Stockholders’ equity Greenbrier) on the Consolidated Balance Sheet. This debt discount will be accreted and recorded as Interest and foreign exchange in the Statements of Operations over the life of the loan. The accretion of the debt discount was $4.8 million and $1.1 million for the years ended August 31, 2010 and 2009. Accretion is expected to be $4.3 million for the year ending August 31, 2011 and $3.2 million for the year ending August 31, 2012.

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

Principal payments on the notes payable are expected as follows:

(In thousands)
Year ending August 31,
2011	$4,565
2012	76,320
2013	72,219
2014	84,710
2015	276,933
Thereafter	172

$514,919

48	The Greenbrier Companies 2010 Annual Report

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

At August 31, 2010 exchange rates, forward exchange contracts for the purchase of Polish Zloty and the sale of Euro aggregated $37.8 million. Adjusting the foreign currency exchange contracts to the fair value of the cash flow hedges at August 31, 2010 resulted in an unrealized pre-tax gain of $0.2 million that was recorded in accumulated other comprehensive loss. The fair value of the contracts is included in accounts payable and accrued liabilities when there is a loss, or accounts receivable when there is a gain, on the Consolidated Balance Sheets. As the contracts mature at various dates through December 2011, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations in Interest and foreign exchange.

At August 31, 2010, an interest rate swap agreement had a notional amount of $45.6 million and matures March 2014. The fair value of this cash flow hedge at August 31, 2010 resulted in an unrealized pre-tax loss of $5.1 million. The loss is included in accumulated other comprehensive loss and the fair value of the contract is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from accumulated other comprehensive loss and charged or credited to interest expense. At August 31, 2010 interest rates, approximately $1.2 million would be reclassified to interest expense in the next 12 months.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		August 31,			August 31,

					2010	2009
		2010	2009

	Balance Sheet	Fair	Fair	Balance Sheet	Fair	Fair
(In thousands)	Location	Value	Value	Location	Value	Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$573	$1,004	Accounts payable and accrued liabilities	$215	$1,650
Interest rate swap contracts	Other assets	–	–	Accounts payable and accrued liabilities	5,141	3,617

		$573	$1,004		$5,356	$5,267

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$111	$279	Accounts payable and accrued liabilities	$14	$590

The Greenbrier Companies 2010 Annual Report	49

The Effect of Derivative Instruments on the Statement of Operations

Derivatives in Cash	Location of Loss Recognized in	Loss Recognized in Income on Derivative
Flow Hedging Relationships	Income on Derivative	Twelve Months Ended August 31,
		2010	2009

Foreign forward exchange contract	Interest and foreign exchange	$(354)	$(8,243)

						Location of Loss	Loss Recognized on
						in Income on	Derivative
			Location of	Gain (Loss)		Derivative	(Ineffective Portion
	Gain (Loss)		Gain (Loss)	Reclassified from		(Ineffective	and Amount
	Recognized in OCI on		Reclassified	Accumulated OCI into		Portion and	Excluded from
Derivatives in	Derivatives (Effective		From	Income (Effective		Amount	Effectiveness
Cash Flow	Portion)		Accumulated	Portion)		Excluded from	Testing)
Hedging	Twelve Months		OCI Into	Twelve Months		Effectiveness	Twelve Months
Relationships	Ended August 31,		Income	Ended August 31,		Testing)	Ended August 31,
	2010	2009		2010	2009		2010	2009
Foreign forward exchange contracts	$736	$(7,709)	Revenue	$231	$(6,777)	Interest and foreign exchange	$–	$–
Interest rate swap contracts	(1,523)	(3,295)	Interest and foreign exchange	(1,829)	(1,345)	Interest and foreign exchange	–	–

	$(797)	$(11,004)		$(1,598)	$(8,122)		$–	$–

Note 18 - Equity

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

In January 2005, the stockholders approved the 2005 Stock Incentive Plan. The plan provides for the grant of incentive stock options, non-statutory stock options, restricted shares, stock units and stock appreciation rights. The maximum aggregate number of the Company’s common shares available for issuance under the plan is 1,300,000. In January 2009, the stockholders approved an amendment to the 2005 Stock Incentive Plan that increased by 525,000 the maximum number of shares of the Company’s common stock that may be issued under the plan. During the years ended August 31, 2010, 2009 and 2008, the Company awarded restricted stock grants totaling 302,326, 696,134 and 443,387 shares under the 2005 Stock Incentive Plan. During the year ended August 31, 2009, the Company accepted voluntarily cancellation and surrender of performance based stock awards covering 205,250 shares.

50	The Greenbrier Companies 2010 Annual Report

The following table summarizes restricted stock award transactions for shares under the 2005 Stock Incentive Plan:

Shares
Balance at September 1, 2007	607,276
Granted	443,387
Forfeited	(11,000)

Balance at August 31, 2008	1,039,663
Granted	696,134
Forfeited	(210,650)

Balance at August 31, 2009	1,525,147
Granted	302,326
Forfeited	(27,900)

Balance at August 31, 2010	1,799,573

The following table summarizes stock option transactions for shares under option and the related weighted average option price:

		Weighted
		Average
		Option
	Shares	Price
Balance at September 1, 2007	36,660	$7.60
Exercised	(5,000)	$8.69

Balance at August 31, 2008	31,660	$7.42
Exercised	(2,500)	$9.19
Forfeited	(17,000)	$9.19

Balance at August 31, 2009	12,160	$4.59
Exercised	(6,660)	$4.47

Balance at August 31, 2010	5,500	$4.74

At August 31, 2010 options outstanding have exercise prices ranging from $4.36 to $6.44 per share, have a remaining average contractual life of .12 years and options to purchase 5,500 shares were exercisable. On August 31, 2010, 2009 and 2008, 25,427, 299,853 and 262,837 shares were available for grant.

The value, at the date of grant, of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period of two to five years. Compensation expense recognized related to restricted stock grants for the years ended August 31, 2010, 2009 and 2008 was $5.8 million, $5.1 million and $3.9 million.

Note 19 - Earnings per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Years Ended August 31,
(In thousands)	2010	2009	2008
Weighted average basic common shares outstanding	18,585	16,815	16,395
Dilutive effect of employee stock options(1)	6	–	22
Dilutive effect of warrants(1)	1,622	–	–

Weighted average diluted common shares outstanding	20,213	16,815	16,417

(1)	Dilutive effect of common stock equivalents is excluded from per share calculations for the year ended August 31, 2009 due to net loss. The dilutive effect of warrants, issued in 2009, equivalent to 0.3 million shares were excluded from the calculation of diluted earnings (loss) per common share attributable to Greenbrier for the year ended August 31, 2009 as these warrants were anti-dilutive due to net loss.

The Greenbrier Companies 2010 Annual Report	51

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants. No options were anti-dilutive for the years ended August 31, 2010 and 2008 and no warrants were anti-dilutive for the year ended August 31, 2010.

Note 20 - Related Party Transactions

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

On June 10, 2009, the Company entered into a transaction with affiliates of WL Ross & Co., LLC (WL Ross) which provides for a $75.0 million secured term loan. In connection with the loan, the Company also entered into a warrant agreement pursuant to which the Company issued warrants to WL Ross and its affiliates to purchase 3,377,903 shares of the Company’s Common Stock with an initial exercise price of $6.00 per share. In connection with Victoria McManus’ 3% participation in the WL Ross transaction, WL Ross and its affiliates transferred the right to purchase 101,337 shares of Common Stock under the warrant agreement to Ms. McManus, a director of the Company.

Wilbur L. Ross, Jr., founder, Chairman and Chief Executive Officer at WL Ross, and Wendy Teramoto, Senior Vice President at WL Ross, are directors of the Company.

In April 2010, WLR - Greenbrier Rail Inc. (WLR-GBX) was formed and acquired a lease fleet of nearly 4,000 railcars valued at approximately $230.0 million. WLR-GBX is wholly owned by affiliates of WL Ross. The Company paid a $6.1 million contract placement fee to WLR-GBX for the right to perform certain management and advisory services and in exchange will receive management and other fee income and incentive compensation tied to the performance of WLR-GBX. The Company has also paid certain incidental fees and agreed to indemnify WLR-GBX and its affiliates against certain liabilities in connection with such advisory services. Under the management agreement the Company has received $0.2 million in fees for the year ended August 31, 2010. The contract placement fee is accounted for under the equity method and is recorded in Intangibles and other assets on the Consolidated Balance Sheet.

Note 21 - Employee Benefit Plans

A defined contribution plan is available to substantially all United States employees. Contributions are based on a percentage of employee contributions and amounted to $2.0 million, $1.6 million and $1.8 million for the years ended August 31, 2010, 2009 and 2008.

Nonqualified deferred benefit plans exist for certain employees. Expenses resulting from contributions to the plans were insignificant for the years ended August 31, 2010 and 2009, and $1.6 million for the year ended August 31, 2008.

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

52	The Greenbrier Companies 2010 Annual Report

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

Note 22 - Income Taxes

Components of income tax expense (benefit) of continuing operations are as follows:

	Years Ended August 31,
(In thousands)	2010	2009	2008
Current
Federal	$(9,471)	$(4,555)	$359
State	(2,191)	470	860
Foreign	712	532	4,154

	(10,950)	(3,553)	5,373
Deferred
Federal	10,059	(11,016)	11,517
State	1,745	(1,024)	1,369
Foreign	(933)	723	7,345

	10,871	(11,317)	20,231

Change in valuation allowance	(880)	(2,047)	(8,445)

	$(959)	$(16,917)	$17,159

Income tax expense is computed at rates different than statutory rates. The reconciliation between effective and statutory tax rates on continuing operations is as follows:

	Years Ended August 31,
(In thousands)	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	10.7	3.5	7.0
Impact of foreign operations	(0.1)	0.4	1.5
Release of obligations in the bankruptcy of the de-consolidated subsidiary	(51.8)	–	–
Change in valuation allowance related to deferred tax asset	(9.8)	2.8	(27.7)
Reversal of Canadian subsidiary’s deferred tax asset	–	–	31.7
Loss of benefit from the closing of TrentonWorks	–	–	12.9
Change in income tax reserve for uncertain tax positions	4.1	1.8	–
Reversal of net deferred tax liability on the basis difference in a foreign subsidiary	–	2.4	–
Noncontrolling interest in flow through entity	(17.7)	–	–
Non-deductible goodwill write-off	–	(23.1)	–
Permanent differences	9.4	2.1	2.8
Other	9.5	(2.1)	(6.9)

	(10.7)%	22.8%	56.3%

The Greenbrier Companies 2010 Annual Report	53

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	Years Ended August 31,
(In thousands)	2010	2009
Deferred tax assets:
Contract placement	$(526)	$–
Maintenance and warranty accruals	(6,352)	(7,337)
Accrued payroll and related liabilities	(7,062)	(5,829)
Deferred revenue	(6,712)	(9,676)
Inventories and other	(3,878)	(6,102)
Derivative instruments and translation adjustment	(2,068)	(257)
Investment and asset tax credits	(884)	(671)
Net operating loss	(10,460)	(15,888)

	(37,942)	(45,760)
Deferred tax liabilities:
Fixed assets	89,341	83,002
Original issue discount	8,707	–
Intangibles	9,954	9,983
Debt conversion option	–	6,669
Deferred gain on redemption of debt	4,512	–
Other	156	8,017

	112,670	107,671

Valuation allowance	6,408	7,288

Net deferred tax liability	$81,136	$69,199

For the year ended August 31, 2010, the Company generated a net operating loss (NOL) of approximately $17.8 million for U.S. federal income tax purposes, $9.7 million of which will be carried back to 2008. The remaining NOL of $8.1 million will be carried forward. On September 27, 2010, legislation was adopted that provides an additional year of bonus depreciation which will increase the Company’s NOL from $17.8 million to $20.5 million.

The Company also had NOL carryforwards of approximately $21.2 million for foreign income tax purposes. The ultimate realization of the deferred tax assets resulting from NOL’s is dependent upon the generation of future taxable income before these carryforwards expire. Net operating losses in Poland of $9.2 million expire between 2012 and 2013. Net operating losses in Mexico of $12.0 million expire between 2017 and 2020.

The cumulative net decrease in the valuation allowance for the year ended August 31, 2010 was approximately $0.9 million. The decrease in the valuation allowance is mainly due to a decrease in the Polish subsidiary’s overall deferred tax assets for which a full valuation allowance is provided.

As a result of certain realization requirements of ASC Topic 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax liabilities at August 31, 2010 and 2009 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

54	The Greenbrier Companies 2010 Annual Report

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year.

(In thousands)	2010	2009	2008
Unrecognized Tax Benefit – Opening Balance	$2,959	$12,832	$11,839
Gross increases – tax positions in prior period	200	533	993
Gross decreases – tax positions in prior period	–	–	–
Gross increases – tax positions in current period	–	–	–
Settlements	–	–	–
Restoration of statute of limitations due to 5 year NOL carry back	1,809	–	–
Lapse of statute of limitations	(1,442)	(10,406)	–

Unrecognized Tax Benefit – Ending Balance	$3,526	$2,959	$12,832

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Companies tax returns for 2004 through 2010 are subject to examination by the tax authorities. The Company is no longer subject to U.S. Federal, State, Local or Foreign examinations by tax authorities for years before 2004. Included in the balance of unrecognized tax benefits at August 31, 2010 and 2009 are $2.3 million and $2.0 million, respectively, of tax benefits, which if recognized would affect the effective tax rate.

The Company recorded additional interest expense of $0.2 million and $0.3 million relating to reserves for uncertain tax provisions during the years ended August 31, 2010 and 2009. As of August 31, 2010 and 2009 the Company had accrued $1.2 million and $1.0 million of interest related to uncertain tax positions. The Company has accrued no penalties as of August 31, 2010 and 2009. The Company restored $1.3 million of reserves and $0.5 million of related accrued interest for uncertain tax provisions during the tax years for which the statue of limitations previously expired. These were restored due to the Company’s election to carry back prior year’s net operating loss for five years for U.S. tax purposes. The Company reversed $1.4 million of reserves and related accrued interest for the items that were no longer subject to examination by the tax authorities. The $1.4 million reversal resulted in an income tax benefit of $0.9 million and a reduction of interest expense of $0.5 million. Interest and penalties related to income taxes are not classified as a component of income tax expense. When unrecognized tax benefits are realized, the benefit related to deductible differences attributable to ordinary operations will be recognized as a reduction of income tax expense. The benefit related to the deductible difference attributable to purchase accounting will also be recognized as a reduction of income tax expense and will not go to goodwill. Within the next 12 months the Company does not expect any significant changes in the reserves for uncertain tax positions but expects an increase in interest expense of $0.3 million.

U.S. income taxes have not been provided for approximately $5.9 million of cumulative undistributed earnings of certain foreign subsidiaries as Greenbrier plans to reinvest these earnings indefinitely in operations outside the U.S. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in foreign subsidiaries.

Note 23 - Segment Information

Greenbrier currently operates in three reportable segments: Manufacturing, Wheel Services, Refurbishment & Parts and Leasing & Services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance is evaluated based on margin. Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties. While intercompany transactions are treated the same as third-party transactions to evaluate segment performance, the revenues and related expenses are eliminated in consolidation and therefore do not impact consolidated results.

The Greenbrier Companies 2010 Annual Report	55

The information in the following tables is derived directly from the segments’ internal financial reports used for corporate management purposes. Unallocated assets primarily consist of cash and short-term investments.

	Years Ended August 31,
(In thousands)	2010	2009	2008
Revenue:
Manufacturing	$305,333	$470,834	$724,072
Wheel Services, Refurbishment & Parts	404,321	480,425	535,031
Leasing & Services	79,733	79,684	98,041
Intersegment eliminations	(24,937)	(12,818)	(67,065)

	$764,450	$1,018,125	$1,290,079

Margin:
Manufacturing	$27,171	$3,763	$11,214
Wheel Services, Refurbishment & Parts	45,539	55,870	101,283
Leasing & Services	37,458	33,474	49,746

	$110,168	$93,107	$162,243

Assets:
Manufacturing	$205,863	$197,603	$325,632
Wheel services, Refurbishment & Parts	387,356	386,260	519,575
Leasing & Services	377,761	386,659	403,889
Unallocated	101,908	77,769	7,864

	$1,072,888	$1,048,291	$1,256,960

Depreciation and amortization:
Manufacturing	$11,061	$11,471	$11,267
Wheel Services, Refurbishment & Parts	11,435	11,885	10,338
Leasing & Services	15,015	14,313	13,481

	$37,511	$37,669	$35,086

Capital expenditures:
Manufacturing	$8,715	$9,109	$24,113
Wheel Services, Refurbishment & Parts	12,215	6,599	7,651
Leasing & Services	18,059	23,139	45,880

	$38,989	$38,847	$77,644

The following table summarizes selected geographic information.

	Years Ended August 31,
(In thousands)	2010	2009	2008
Revenue:
United States	$667,867	$851,450	$1,058,418
Foreign	96,583	166,675	231,661

	$764,450	$1,018,125	$1,290,079

Identifiable assets:
United States	$918,553	$897,111	$1,012,585
Mexico	115,721	95,149	130,295
Europe	38,614	56,031	114,080

	$1,072,888	$1,048,291	$1,256,960

56	The Greenbrier Companies 2010 Annual Report

Reconciliation of segment margin to earnings before income tax, noncontrolling interest and earnings (loss) from unconsolidated affiliates:

	Years Ended August 31,
(In thousands)	2010	2009	2008
Segment margin	$110,168	$93,107	$162,243
Less unallocated expenses:
Selling and administrative	69,931	65,743	85,133
Interest and foreign exchange	43,134	45,912	44,320
Special items	(11,870)	55,667	2,302

Earnings (loss) before income tax and earnings (loss) from unconsolidated affiliates	$8,973	$(74,215)	$30,488

Note 24 - Customer Concentration

In 2010, one customer represented 16% of total revenue, a second customer represented 15% of total revenue and a third customer represented 11% of total revenue. Revenue from two customers each represented 14% of total revenue for the year ending August 31, 2009 and revenue from two customers was 26% and 11% of total revenue for the year ended August 31, 2008. No other customers accounted for more than 10% of total revenues for the years ended August 31, 2010, 2009, or 2008. Only one customer had a balance that equaled or exceeded 10% of accounts receivable and in total represented 12% of the consolidated accounts receivable balance at August 31, 2010.

Note 25 - Lease Commitments

Lease expense for railcar equipment leased-in under non-cancelable leases was $8.2 million, $10.3 million and $11.6 million for the years ended August 31, 2010, 2009 and 2008. Aggregate minimum future amounts payable under these non-cancelable railcar equipment leases are as follows:

(In thousands)
Year ending August 31,
2011	$6,711
2012	3,708
Thereafter	–

$10,419

Operating leases for domestic railcar repair facilities, office space and certain manufacturing and office equipment expire at various dates through November 2016. Rental expense for facilities, office space and equipment was $12.4 million, $12.5 million and $12.3 million for the years ended August 31, 2010, 2009 and 2008. Aggregate minimum future amounts payable under these non-cancelable operating leases are as follows:

(In thousands)
Year ending August 31,
2011	$6,781
2012	3,679
2013	2,205
2014	1,488
2015	1,318
Thereafter	1,591

$17,062

The Greenbrier Companies 2010 Annual Report	57

Note 26 - Commitments and Contingencies

Environmental studies have been conducted of the Company’s owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting Greenbrier’s facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). Greenbrier and more than 130 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company, have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. A draft of the RI study was submitted on October 27, 2009. The Feasibility Study is being developed and is expected to be submitted in the third calendar quarter of 2011. Eighty-two parties have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately 110 additional parties have signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc.et al, US District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has now been stayed by the court, pending completion of the RI/FS. In addition, the Company has entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. The Company is also conducting groundwater remediation relating to a historical spill on the property which antedates its ownership.

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

58	The Greenbrier Companies 2010 Annual Report

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

The Company delivered 500 railcar units during fiscal year 2009 for which the Company has an obligation to guarantee the purchaser minimum earnings. The obligation expires December 31, 2011. The maximum potential obligation totaled $13.1 million and in certain defined instances the obligation may be reduced due to early termination. The purchaser has agreed to utilize the railcars on a preferential basis, and the Company is entitled to re-market the railcar units when they are not being utilized by the purchaser during the obligation period. Any earnings generated from the railcar units will offset the obligation and be recognized as revenue and margin in future periods. Upon delivery of the railcar units, the entire purchase price was recorded as revenue and paid in full. The minimum earnings due to the purchaser were considered a reduction of revenue and were recorded as deferred revenue. As of August 31, 2010, the Company has $9.1 million of the potential obligation remaining in deferred revenue.

The Company has entered into contingent rental assistance agreements, aggregating $5.9 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods of up to two years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the years ended August 31, 2010 and 2008 an accrual of $0.2 million and $1.2 million was recorded to cover future obligations. For the year ended August 31, 2009 no accrual was made to cover estimated obligations as management determined no additional rental shortfall was probable. The remaining balance of the accrued liability was $30 thousand as of August 31, 2010. All of these agreements were entered into prior to December 31, 2002 and have not been modified since.

In accordance with customary business practices in Europe, the Company has $9.1 million in bank and third party performance and warranty guarantee facilities, all of which have been utilized as of August 31, 2010. To date no amounts have been drawn under these performance and warranty guarantee facilities.

At August 31, 2010, an unconsolidated affiliate had $0.7 million of third party debt, for which the Company has guaranteed 33% or approximately $0.2 million. In the event that there is a change in control or insolvency by any of the three 33% investors that have guaranteed the debt, the remaining investors’ share of the guarantee will increase proportionately.

As of August 31, 2010 the Company had outstanding letters of credit aggregating $3.6 million associated with facility leases and payroll.

Note 27 - Fair Value of Financial Instruments

The estimated fair values of financial instruments and the methods and assumptions used to estimate such fair values are as follows:

	Carrying	Estimated
(In thousands)	Amount	Fair Value
Notes payable as of August 31, 2010	$498,700	$482,589
Notes payable as of August 31, 2009	$525,149	$508,372

The Greenbrier Companies 2010 Annual Report	59

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

Note 28 - Fair Value Measures

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

Level 1 -	observable inputs such as unadjusted quoted prices in active markets for identical instruments;

Level 2 -	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and

Level 3 -	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2010 are:

(In thousands)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$684	$–	$684	$–
Nonqualified savings plan	6,489	6,489	–	–
Money market investments	57,300	57,300	–	–

	$64,473	$63,789	$684	$–

Liabilities:
Derivative financial instruments	$5,370	$–	$5,370	$–

(1)	Level 2 assets include derivative financial instruments which are valued based on significant observable inputs. See note 17 Derivative Instruments for further discussion.

Assets or liabilities measured at fair value on a nonrecurring basis as of August 31, 2010 are:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Goodwill	$137,066	$–	$–	$137,066
Liabilities:
Warrants	$7,484	$–	$–	$7,484

60	The Greenbrier Companies 2010 Annual Report

Note 29 -	Guarantor/Non Guarantor

The combined senior unsecured notes (the Notes) issued on May 11, 2005 and November 21, 2005 and convertible senior notes issued on May 22, 2006 are fully and unconditionally and jointly and severally guaranteed by substantially all of Greenbrier’s material 100% owned United States subsidiaries: Autostack Company LLC, Greenbrier-Concarril, LLC, Greenbrier Leasing Company LLC, Greenbrier Leasing Limited Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing, L.P., Greenbrier Railcar LLC, Gunderson LLC, Gunderson Marine LLC, Gunderson Rail Services LLC, Meridian Rail Holding Corp., Meridian Rail Acquisition Corp., Meridian Rail Mexico City Corp., Brandon Railroad LLC, Gunderson Specialty Products, LLC and Greenbrier Railcar Leasing, Inc. No other subsidiaries guarantee the Notes including Greenbrier Leasing Limited, Greenbrier Europe B.V., Greenbrier Germany GmbH, WagonySwidnica S.A., Gunderson-Concarril, S.A. de C.V., Mexico Meridian Rail Services, S.A. de C.V., Greenbrier Railcar Services — Tierra Blanca S.A. de C.V., YSD Doors, S.A. de C.V., Greenbrier-Gimsa, LLC and Gunderson-Gimsa S de RL de C.V.

The following represents the supplemental consolidating condensed financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of August 31, 2010 and 2009 and for the years ended August 31, 2010, 2009 and 2008. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation. Certain reclassifications between Combined Non Guarantor Subsidiaries and Eliminations have been made to prior year’s condensed consolidating statements to conform to the current year presentation.

The Greenbrier Companies 2010 Annual Report	61

The Greenbrier Companies, Inc.
    Condensed Consolidating Balance Sheet
    For the year ended August 31, 2010

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$91,472	$859	$6,533	$–	$98,864
Restricted cash	–	2,525	–	–	2,525
Accounts receivable	33,001	45,154	11,094	3	89,252
Inventories	–	121,557	64,047	–	185,604
Assets held for sale	–	28,357	3,469	–	31,826
Investment in direct finance leases	–	1,795	–	–	1,795
Equipment on operating leases, net	–	304,872	–	(2,209)	302,663
Property, plant and equipment, net	6,710	89,246	36,658	–	132,614
Goodwill	–	137,066	–	–	137,066
Intangibles and other assets	525,539	96,680	2,384	(533,924)	90,679

	$656,722	$828,111	$124,185	$(536,130)	$1,072,888

Liabilities and Equity
Revolving notes	$–	$–	$2,630	$–	$2,630
Accounts payable and accrued liabilities	11,180	112,454	58,001	3	181,638
Deferred income taxes	728	87,582	(6,685)	(489)	81,136
Deferred revenue	621	9,693	1,063	–	11,377
Notes payable	358,255	139,029	1,416	–	498,700
Total equity Greenbrier	285,938	479,353	56,291	(535,644)	285,938
Noncontrolling interest	–	–	11,469	–	11,469

Total equity	285,938	479,353	67,760	(535,644)	297,407

	$656,722	$828,111	$124,185	$(536,130)	$1,072,888

62	The Greenbrier Companies 2010 Annual Report

The Greenbrier Companies, Inc.
    Condensed Consolidating Statement of Operations
    For the year ended August 31, 2010

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$–	$74,526	$242,771	$(21,731)	$295,566
Wheel Services, Refurbishment & Parts	–	396,680	1,584	(8,203)	390,061
Leasing & Services	1,803	78,556	–	(1,536)	78,823

	1,803	549,762	244,355	(31,470)	764,450
Cost of revenue
Manufacturing	–	69,872	218,890	(20,367)	268,395
Wheels Services, Refurbishment & Parts	–	351,565	1,160	(8,203)	344,522
Leasing & Services	–	41,438	–	(73)	41,365

	–	462,875	220,050	(28,643)	654,282
Margin	1,803	86,887	24,305	(2,827)	110,168
Other costs
Selling and administrative	33,441	21,263	15,227	–	69,931
Interest and foreign exchange	36,796	4,191	3,687	(1,540)	43,134
Special items	(11,870)	–	–	–	(11,870)

	58,367	25,454	18,914	(1,540)	101,195
Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(56,564)	61,433	5,391	(1,287)	8,973
Income tax (expense) benefit	24,143	(25,144)	1,710	250	959

	(32,421)	36,289	7,101	(1,037)	9,932
Earnings (loss) from unconsolidated affiliates	36,698	(6,179)	–	(32,120)	(1,601)

Net earnings (loss)	4,277	30,110	7,101	(33,157)	8,331
Net loss (earnings) attributable to noncontrolling interest	–	–	(4,734)	680	(4,054)

Net earnings (loss) attributable to Greenbrier	$4,277	$30,110	$2,367	$(32,477)	$4,277

The Greenbrier Companies 2010 Annual Report	63

The Greenbrier Companies, Inc.
    Condensed Consolidating Statement of Cash Flows
    For the year ended August 31, 2010

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$4,277	$30,110	$7,101	$(33,157)	$8,331
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	5,898	10,045	427	(1,318)	15,052
Depreciation and amortization	2,063	28,241	7,280	(73)	37,511
Gain on sales of equipment	–	(6,543)	–	–	(6,543)
Special items	(11,870)	–	–	–	(11,870)
Accretion of debt discount	8,581	–	–	–	8,581
Gain on extinguishment of debt	(3,218)	–	–	–	(3,218)
Other	5,175	354	(1,972)	680	4,237
Decrease (increase) in assets:
Accounts receivable	(9,292)	17,743	12,914	1,065	22,430
Inventories	–	(20,457)	(23,819)	–	(44,276)
Assets held for sale	–	3,100	(3,277)	–	(177)
Other	1,364	6,773	(966)	–	7,171
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	3,143	(9,134)	18,765	3	12,777
Deferred revenue	(155)	(8,353)	1,063	–	(7,445)

Net cash provided by (used in) operating activities	5,966	51,879	17,516	(32,800)	42,561

Cash flows from investing activities:
Principal payments received under direct finance leases	–	390	–	–	390
Proceeds from sales of equipment	–	22,978	–	–	22,978
Investment in and net advances to unconsolidated affiliates	(36,697)	3,650	–	32,120	(927)
Intercompany advances	7,866	–	–	(7,866)	–
Contract placement fee	–	(6,050)	–	–	(6,050)
Decrease (increase) in restricted cash	–	(1,442)	–	–	(1,442)
Capital expenditures	(3,645)	(30,430)	(5,594)	680	(38,989)
Other	–	(130)			(130)

Net cash provided by (used in) investing activities	(32,476)	(11,034)	(5,594)	24,934	(24,170)

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	–	–	(11,934)	–	(11,934)
Proceeds from revolving notes with maturities longer than 90 days	–	–	5,698	–	5,698
Repayment of revolving notes with maturities longer than 90 days	–	–	(5,698)	–	(5,698)
Intercompany advances	33,850	(34,061)	(7,655)	7,866	–
Net proceeds from issuance of notes payable	–	328	1,712	–	2,040
Repayments of notes payable	(32,090)	(5,772)	(405)	–	(38,267)
Net proceeds from equity offering	52,708	–	–	–	52,708
Other	29	–	–	–	29

Net cash provided by (used in) financing activities	54,497	(39,505)	(18,282)	7,866	4,576

Effect of exchange rate changes	–	(902)	612	–	(290)
Increase (decrease) in cash and cash equivalents	27,987	438	(5,748)	–	22,677
Cash and cash equivalents
Beginning of period	63,485	421	12,281	–	76,187

End of period	$91,472	$859	$6,533	$–	$98,864

64	The Greenbrier Companies 2010 Annual Report

The Greenbrier Companies, Inc.
    Condensed Consolidating Balance Sheet
    For the year ended August 31, 2009

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$63,485	$421	$12,281	$–	$76,187
Restricted cash	–	1,083	–	–	1,083
Accounts receivable	65,425	28,213	18,665	1,068	113,371
Inventories	–	101,100	41,724	–	142,824
Assets held for sale	–	31,519	192	–	31,711
Investment in direct finance leases	–	7,990	–	–	7,990
Equipment on operating leases, net	–	314,785	–	(1,602)	313,183
Property, plant and equipment, net	5,157	83,907	38,910	–	127,974
Goodwill	–	137,066	–	–	137,066
Intangibles and other assets	492,406	106,121	2,380	(504,005)	96,902

	$626,473	$812,205	$114,152	$(504,539)	$1,048,291

Liabilities and Equity
Revolving notes	$–	$–	$16,041	$–	$16,041
Accounts payable and accrued liabilities	8,037	121,578	41,274	–	170,889
Losses in excess of investment in de-consolidated subsidiary	15,313	–	–	–	15,313
Deferred income taxes	(2,055)	77,537	(7,112)	829	69,199
Deferred revenue	776	18,474	–	–	19,250
Notes payable	380,676	144,473	–	–	525,149
Total equity Greenbrier	223,726	450,143	55,225	(505,368)	223,726
Noncontrolling interest	–	–	8,724	–	8,724

Total equity	223,726	450,143	63,949	(505,368)	232,450

	$626,473	$812,205	$114,152	$(504,539)	$1,048,291

The Greenbrier Companies 2010 Annual Report	65

The Greenbrier Companies, Inc.
    Condensed Consolidating Statement of Operations
    For the year ended August 31, 2009

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$547	$227,404	$336,399	$(101,854)	$462,496
Wheels Service, Refurbishment & Parts	–	476,133	31	–	476,164
Leasing & Services	1,314	78,899	–	(748)	79,465

	1,861	782,436	336,430	(102,602)	1,018,125
Cost of revenue
Manufacturing	124	230,848	328,761	(101,000)	458,733
Wheel Services, Refurbishment & Parts	–	420,261	33	–	420,294
Leasing & Services	–	46,056	–	(65)	45,991

	124	697,165	328,794	(101,065)	925,018
Margin	1,737	85,271	7,636	(1,537)	93,107
Other costs
Selling and administrative	31,169	24,729	9,845	–	65,743
Interest and foreign exchange	34,013	5,316	8,156	(1,573)	45,912
Special charges	–	55,531	–	136	55,667

	65,182	85,576	18,001	(1,437)	167,322
Loss before income taxes and earnings (loss) from unconsolidated affiliates	(63,445)	(305)	(10,365)	(100)	(74,215)
Income tax (expense) benefit	29,821	(16,573)	2,606	1,063	16,917

	(33,624)	(16,878)	(7,759)	963	(57,298)
Earnings (loss) from unconsolidated affiliates	(22,767)	(7,150)	–	29,352	(565)

Net earnings (loss)	(56,391)	(24,028)	(7,759)	30,315	(57,863)
Net loss attributable to noncontrolling interest	–	–	2,202	(730)	1,472

Net earnings (loss) attributable to Greenbrier	$(56,391)	$(24,028)	$(5,557)	$29,585	$(56,391)

66	The Greenbrier Companies 2010 Annual Report

The Greenbrier Companies, Inc.
    Condensed Consolidating Statement of Cash Flows
    For the year ended August 31, 2009

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(56,391)	$(24,028)	$(7,759)	$30,315	$(57,863)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(16,609)	5,820	(2,800)	290	(13,299)
Depreciation and amortization	1,544	28,797	7,393	(65)	37,669
Gain on sales of equipment	–	(692)	–	(475)	(1,167)
Special items	–	55,531	–	136	55,667
Accretion of debt discount	4,948	–	–	–	4,948
Other	–	3,402	2,111	(1,930)	3,583
Decrease (increase) in assets:
Accounts receivable	(6,940)	75,691	(9,163)	(1,067)	58,521
Inventories	–	42,456	56,295	–	98,751
Assets held for sale	–	14,875	6,966	–	21,841
Other	(277)	1,614	6,028	(6,208)	1,157
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	15,522	(58,533)	(44,199)	696	(86,514)
Deferred revenue	(155)	1,202	(3,876)	–	(2,829)

Net cash provided by (used in) operating activities	(58,358)	146,135	10,996	21,692	120,465

Cash flows from investing activities:
Principal payments received under direct finance leases	–	429	–	–	429
Proceeds from sales of equipment	–	15,555	–	–	15,555
Investment in and net advances to unconsolidated affiliates	15,359	6,585	–	(21,944)	–
Intercompany advances	(26,958)	–	–	26,958	–
Decrease (increase) in restricted cash	–	(1,083)	974	–	(109)
Capital expenditures	(2,699)	(30,642)	(5,758)	252	(38,847)

Net cash provided by (used in) investing activities	(14,298)	(9,156)	(4,784)	5,266	(22,972)

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	(65,000)	–	(16,251)	–	(81,251)
Intercompany advances	133,592	(126,496)	19,862	(26,958)	–
Net proceeds from issuance of notes payable	69,768	–	–	–	69,768
Repayments of notes payable	(4,339)	(8,183)	(3,914)	–	(16,436)
Investment by joint venture partner	–	–	1,400	–	1,400
Dividends paid	(2,001)	–	–	–	(2,001)
Other	3,973	–	–	–	3,973

Net cash provided by (used in) financing activities	135,993	(134,679)	1,097	(26,958)	(24,547)

Effect of exchange rate changes	148	(3,472)	608	–	(2,716)
Increase (decrease) in cash and cash equivalents	63,485	(1,172)	7,917	–	70,230
Cash and cash equivalents
Beginning of period	–	1,593	4,364	–	5,957

End of period	$63,485	$421	$12,281	$–	$76,187

The Greenbrier Companies 2010 Annual Report	67

The Greenbrier Companies, Inc.
    Condensed Consolidating Statement of Operations
    For the year ended August 31, 2008

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$1,869	$368,285	$543,526	$(248,587)	$665,093
Wheel Services, Refurbishment & Parts	–	527,413	53	–	527,466
Leasing & Services	1,162	96,854	–	(496)	97,520

	3,031	992,552	543,579	(249,083)	1,290,079
Cost of revenue
Manufacturing	600	371,940	529,743	(248,404)	653,879
Wheel Services, Refurbishment & Parts	–	426,138	45	–	426,183
Leasing & Services	–	47,836	–	(62)	47,774

	600	845,914	529,788	(248,466)	1,127,836
Margin	2,431	146,638	13,791	(617)	162,243
Other costs
Selling and administrative	32,927	35,601	16,606	(1)	85,133
Interest and foreign exchange	31,593	5,946	7,280	(499)	44,320
Special items	–	–	2,302	–	2,302

	64,520	41,547	26,188	(500)	131,755
Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(62,089)	105,091	(12,397)	(117)	30,488
Income tax (expense) benefit	27,018	(42,194)	(3,146)	1,163	(17,159)

	(35,071)	62,897	(15,543)	1,046	13,329
Earnings (loss) from unconsolidated affiliates	52,454	4,359	–	(55,941)	872

Net earnings (loss)	17,383	67,256	(15,543)	(54,895)	14,201
Net loss attributable to noncontrolling interest	–	–	4,245	(1,063)	3,182

Net earnings (loss) attributable to Greenbrier	$17,383	$67,256	$(11,298)	$(55,958)	$17,383

68	The Greenbrier Companies 2010 Annual Report

The Greenbrier Companies, Inc.
    Condensed Consolidating Statement of Cash Flows
    For the year ended August 31, 2008

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$17,383	$67,256	$(15,543)	$(54,895)	$14,201
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	37	12,165	(1,352)	678	11,528
Depreciation and amortization	668	27,501	6,979	(62)	35,086
Gain on sales of equipment	–	(8,007)	–	(3)	(8,010)
Special items	–	–	2,302	–	2,302
Accretion of debt discount	3,550	–	–	–	3,550
Other	(136)	428	1,150	(1,052)	390
Decrease (increase) in assets:
Accounts receivable	4	(6,538)	(1,084)	(3)	(7,621)
Inventories	–	(25,099)	(4,593)	–	(29,692)
Assets held for sale	–	(17,525)	6,904	–	(10,621)
Other	1,086	(3,638)	19,123	(19,271)	(2,700)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	20,108	3,375	(987)	(695)	21,801
Deferred revenue	(155)	9,257	(7,198)	–	1,904

Net cash provided by (used in) operating activities	42,545	59,175	5,701	(75,303)	32,118

Cash flows from investing activities:
Principal payments received under direct finance leases	–	375	–	–	375
Proceeds from sales of equipment	–	14,598	–	–	14,598
Investment in and net advances to unconsolidated affiliates	(71,735)	(2,629)	–	75,222	858
Acquisitions, net of cash acquired	–	(91,166)	–	–	(91,166)
De-consolidation of subsidiary	–	–	(1,217)	–	(1,217)
Decrease in restricted cash	–	–	2,046	–	2,046
Capital expenditures	(2,379)	(55,922)	(19,434)	91	(77,644)

Net cash provided by (used in) investing activities	(74,114)	(134,744)	(18,605)	75,313	(152,150)

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	65,000	–	(9,486)	–	55,514
Intercompany advances	(42,735)	31,576	11,159	–	–
Proceeds from issuance of notes payable	–	49,613	–	–	49,613
Repayments of notes payable	(1,349)	(4,278)	(1,292)	–	(6,919)
Investment by joint venture partner	–	–	6,600	–	6,600
Dividends paid	(5,261)	–	–	–	(5,261)
Other	3,931	–	–	–	3.931

Net cash provided by financing activities	19,586	76,911	6,981	–	103,478

Effect of exchange rate changes	(3,439)	251	4,901	(10)	1,703
Increase (decrease) in cash and cash equivalents	(15,422)	1,593	(1,022)	–	(14,851)
Cash and cash equivalents
Beginning of period	15,422	–	5,386	–	20,808

End of period	$–	$1,593	$4,364	$–	$5,957

The Greenbrier Companies 2010 Annual Report	69

Quarterly Results of Operations (Unaudited)

Operating results by quarter for 2010 are as follows:

(In thousands, except per share amount)	First	Second	Third	Fourth	Total
2010
Revenue
Manufacturing	$60,078	$88,065	$77,877	$69,546	$295,566
Wheel Services, Refurbishment & Parts	92,983	94,329	112,186	90,563	390,061
Leasing & Services	18,632	17,556	21,392	21,243	78,823

	171,693	199,950	211,455	181,352	764,450

Cost of revenue
Manufacturing	55,847	81,608	68,931	62,009	268,395
Wheel Services, Refurbishment & Parts	83,286	83,387	96,725	81,124	344,522
Leasing & Services	10,918	10,789	9,931	9,727	41,365

	150,051	175,784	175,587	152,860	654,282
Margin	21,642	24,166	35,868	28,492	110,168

Other costs
Selling and administrative	16,208	16,958	17,519	19,246	69,931
Interest and foreign exchange	11,112	12,406	9,536	10,080	43,134
Special items	–	–	–	(11,870)	(11,870	)(1)

	27,320	29,364	27,055	17,456	101,195
Earnings (loss) before income tax and loss from unconsolidated affiliates	(5,678)	(5,198)	8,813	11,036	8,973
Income tax benefit (expense)	2,500	944	(2,418)	(67)	959
Loss from unconsolidated affiliates	(183)	(131)	(318)	(969)	(1,601)

Net earnings (loss)	(3,361)	(4,385)	6,077	10,000	8,331
Net loss (earnings) attributable to noncontrolling interest	117	(367)	(1,514)	(2,290)	(4,054)

Net earnings (loss) attributable to Greenbrier	$(3,244)	$(4,752)	$4,563	$7,710	$4,277

Basic earnings (loss) per common share:	$(0.19)	$(0.28)	$0.25	$0.35	$0.23
Diluted earnings (loss) per common share:	$(0.19)	$(0.28)	$0.23	$0.33	$0.21	(2)

(1)	2010 includes income of $11.9 million net of tax for a special item related to the release of the liability associated with the 2008 de-consolidation of our former Canadian subsidiary.

(2)	Quarterly amounts do not total the year to date amount as each period is calculated discretely. The dilutive effect of common stock equivalents is excluded from per share calculations for the first and second quarters due to a net loss for those periods.

70	The Greenbrier Companies 2010 Annual Report

Quarterly Results of Operations (Unaudited)

Operating results by quarter for 2009 are as follows:

(In thousands, except per share amount)	First	Second	Third	Fourth	Total
2009
Revenue
Manufacturing	$102,717	$145,574	$105,986	$108,219	$462,496
Wheel Services, Refurbishment & Parts	132,279	121,681	120,190	102,014	476,164
Leasing & Services	21,133	19,877	18,272	20,183	79,465

	256,129	287,132	244,448	230,416	1,018,125

Cost of revenue
Manufacturing	106,923	152,003	100,847	98,960	458,733
Wheel Services, Refurbishment & Parts	119,326	107,427	104,859	88,682	420,294
Leasing & Services	11,929	11,547	12,049	10,466	45,991

	238,178	270,977	217,755	198,108	925,018
Margin	17,951	16,155	26,693	32,308	93,107

Other costs
Selling and administrative	15,980	16,265	15,886	17,612	65,743
Interest and foreign exchange	11,771	9,146	11,710	13,285	45,912
Special items	–	–	55,667	–	55,667

	27,751	25,411	83,263	30,897	167,322
Earnings (loss) before income tax and earnings (loss) from unconsolidated affiliates	(9,800)	(9,256)	(56,570)	1,411	(74,215)
Income tax benefit	4,906	1,698	5,217	5,096	16,917
Earnings (loss) in earnings (loss) from unconsolidated affiliates	434	(251)	(457)	(291)	(565)

Net earnings (loss)	(4,460)	(7,809)	(51,810)	6,216	(57,863)
Net loss (earnings) attributable to noncontrolling interest	568	351	687	(134)	1,472

Net earnings (loss) attributable to Greenbrier	$(3,892)	$(7,458)	$(51,123)	$6,082	$(56,391)

Basic earnings (loss) per common share:	$(0.23)	$(0.45)	$(3.04)	$0.36	$(3.35)
Diluted earnings (loss) per common share:	$(0.23)	$(0.45)	$(3.04)	$0.33	$(3.35	)(1)

(1)	Quarterly amounts do not total the year to date amount as each period is calculated discretely. The dilutive effect of common stock equivalents is excluded from per share calculations for the first three quarters and the year ended August 31, 2009 due to a net loss for those periods.

The Greenbrier Companies 2010 Annual Report	71

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
The Greenbrier Companies, Inc.

We have audited the accompanying consolidated balance sheets of The Greenbrier Companies, Inc. and subsidiaries (the “Company”) as of August 31, 2010 and 2009, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the three years in the period ended August 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Greenbrier Companies, Inc. and subsidiaries as of August 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 10, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Portland, Oregon
November 10, 2010

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

72	The Greenbrier Companies 2010 Annual Report

Item 9a.	CONTROLS AND PROCEDURES

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

As of the end of the Company’s 2010 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of August 31, 2010 is effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting, as stated in their attestation report, which is included at the end of Part II, Item 9A of this Form 10-K.

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

The Greenbrier Companies 2010 Annual Report	73

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
The Greenbrier Companies, Inc.

We have audited the internal control over financial reporting of The Greenbrier Companies, Inc. and subsidiaries (the “Company”) as of August 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 31, 2010 of the Company and our report dated November 10, 2010 expressed an unqualified opinion on those financial statements.

Portland, Oregon
November 10, 2010

Item 9b.	OTHER INFORMATION

None

74	The Greenbrier Companies 2010 Annual Report

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There is hereby incorporated by reference the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers of the Company” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2010.

Item 11.	EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption “Executive Compensation” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2010.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

There is hereby incorporated by reference the information under the captions “Voting” and “Security Ownership of Certain Beneficial Owners and Management” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2010.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There is hereby incorporated by reference the information under the caption “Certain Relationships and Related Party Transactions” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2010.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

There is hereby incorporated by reference the information under the caption “Ratification of Appointment of Auditors” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s year ended August 31, 2010.

The Greenbrier Companies 2010 Annual Report	75

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

           (1) Financial Statements

           See Consolidated Financial Statements in Item 8

(a)      (2) Financial Statements Schedule*

*	All other schedules have been omitted because they are inapplicable, not required or because the information is given in the Consolidated Financial Statements or notes thereto. This supplemental schedule should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this report.

(a) (3)	The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Registrant’s Articles of Incorporation are incorporated herein by reference by Exhibit 3.1 to the Registrant’s Form 10-Q filed April 5, 2006.
3.2	Articles of Merger amending the Registrant’s Articles of Incorporation, is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q filed April 5, 2006.
3.3	Registrant’s Bylaws, as amended January 11, 2006, are incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form 10-Q filed April 5, 2006.
3.4	Amendment to the Registrant’s Bylaws dated October 31, 2006, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 6, 2006.
3.5	Amendment to the Registrant’s Bylaws dated January 8, 2008, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 8, 2007.
3.6	Amendment to the Registrant’s Bylaws dated April 8, 2008, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed April 11, 2008.
3.7	Amendment to the Registrant’s Bylaws dated April 7, 2009, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed April 13, 2009.
3.8	Amendment to the Registrant’s Bylaws dated June 8, 2009, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed June 10, 2009.
3.9	Amendment to the Registrant’s Bylaws dated June 10, 2009, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed June 12, 2009.
4.1	Specimen Common Stock Certificate of Registrant is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed April 7, 2010 (SEC File Number 333-165924).
4.2	Indenture between the Registrant, AutoStack Corporation, Greenbrier-Concarril, LLC, Greenbrier Leasing Corporation, Greenbrier Leasing Limited Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing, L.P., Greenbrier Railcar, Inc., Gunderson, Inc., Gunderson Marine, Inc., Gunderson Rail Services, Inc., Gunderson Specialty Products, LLC and U.S. Bank National Association as Trustee dated May 11, 2005, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed May 13, 2005.
4.3	Indenture between the Registrant, the Guarantors named therein and U.S. Bank National Association as Trustee dated May 22, 2006, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed May 25, 2006.
4.4	Rights Agreement, dated as of July 13, 2004, between the Registrant and EquiServe Trust Company, N.A., as Rights Agent, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed September 16, 2004.
4.5	Amendment No. 1, dated November 9, 2004, to the Rights Agreement, dated as of July 13, 2004, is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed November 15, 2004.
4.6	Amendment No. 2, dated February 5, 2005, to the Rights Agreement, dated as of July 13, 2004, is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed February 9, 2005.

76	The Greenbrier Companies 2010 Annual Report

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

4.7	Amendment No. 3, dated June 10, 2009, to the Rights Agreement, dated as of July 13, 2004, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed June 12, 2009.
4.8	Warrant Agreement, dated June 10, 2009, among the Registrant, WLR Recovery Fund IV, L.P., WLR IV Parallel ESC, L.P. and each other holder from time to time party thereto, is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed June 12, 2009.
4.9	Investor Rights and Restrictions Agreement, dated June 10, 2009, among the Registrant, WLR Recovery Fund IV, L.P., WLR IV Parallel ESC, L.P., WL Ross & Co. LLC and the other holders from time to time party thereto, is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed June 12, 2009.
10.1	Registration Rights Agreement among the Registrant and Banc of America Securities LLC and Bear, Stearns & Co. Inc., dated May 11, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 13, 2005.
10.2	Registration Rights Agreement among the Registrant and Banc of America LLC and Bear, Stearns & Co. Inc., dated November 21, 2005, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed December 1, 2005.
10.3	Registration Rights Agreement among the Registrant, the Guarantors named therein, Bear, Stearns & Co. Inc. and Banc of America Securities LLC, dated May 22, 2006, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 25, 2006.
10.4	Purchase Agreement among the Registrant, the Guarantors named therein, Bear, Stearns & Co. Inc., and Banc of America Securities LLC, as initial purchasers, and the guaranteeing subsidiaries named therein, dated May 17, 2006, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 18, 2006.
10.5	Purchase Agreement among the Registrant and Banc of America Securities LLC and Bear, Stearns & Co. Inc., as initial purchasers, dated November 16, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 1, 2005.
10.6	Amended and Restated Credit Agreement dated November 7, 2006 among the Registrant, TrentonWorks Limited, a Nova Scotia company, Bank of America, N.A. as U.S. Administrative Agent, Bank of America, N.A. through its Canada branch as Canadian Administrative Agent, U.S. Bank National Association as Documentation Agent, Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager, and the other lenders party thereto, is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed November 13, 2006.
10.7	First Amendment, dated January 8, 2008, to the Amended and Restated Credit Agreement, dated as of November 7, 2006, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed April 9, 2009.
10.8	Second Amendment, dated May 8, 2008, to the Amended and Restated Credit Agreement, dated as of November 7, 2006, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed April 9, 2009.
10.9	Third Amendment, dated September 26, 2008, to the Amended and Restated Credit Agreement, dated as of November 7, 2006, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed June 12, 2009
10.10	Fourth Amendment, dated June 10, 2009, to the Amended and Restated Credit Agreement, dated as of November 7, 2006, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed June 12, 2009.
10.11	Fifth Amendment, dated July 20, 2010, to the Amended and Restated Credit Agreement, dated as of November 7, 2006.
10.12	Sixth Amendment, dated September 8, 2010, to the Amended and Restated Credit Agreement, dated as of November 7, 2006.

The Greenbrier Companies 2010 Annual Report	77

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

10.13		Credit Agreement dated June 10, 2009 among the Registrant, WLR Recovery Fund IV, L.P. and WLR IV Parallel ESC, L.P. as holders, the other holders party thereto, and WL Ross and Co. LLC, as administrative agent, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 12, 2009.
10	.14*	Employment Agreement dated April 7, 2006 between Mr. Mark Rittenbaum and Registrant, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 13, 2006.
10	.15*	Amendment dated June 24, 2008 to Employment Agreement dated April 7, 2006 between Mark Rittenbaum and Registrant, is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed November 10, 2008.
10	.16*	Employment Agreement dated April 20, 2005 between the Registrant and Mr. William A. Furman, is incorporated herein by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K filed April 20, 2005.
10	.17*	Amendment dated May 11, 2006 to Employment Agreement between Mr. William A. Furman and Registrant dated April 20, 2005, is incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K filed May 12, 2006.
10	.18*	Amendment dated November 1, 2006 to Employment Agreement between the Registrant and Mr. William A. Furman dated April 20, 2005 is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed November 6, 2006.
10	.19*	Amendment dated June 5, 2008 to Employment Agreement between the Registrant and William A. Furman, is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed November 10, 2008.
10	.20*	Amendment dated April 6, 2009 to Employment Agreement between the Registrant and William A. Furman, is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed April 9, 2009.
10	.21*	Employment Agreement dated May 11, 2006 between Robin Bisson and Registrant, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 12, 2006.
10	.22*	Employment Agreement dated June 26, 2007 between Timothy A. Stuckey and Registrant, is incorporated herein by reference to Exhibit 10.13 to the Registrant’s Form 10-K filed November 10, 2008.
10	.23*	2007 Restated Greenbrier Leasing Corporation’s Manager Owned Target Benefit Plan, is incorporated herein by reference to Exhibit 10.14 to the Registrant’s Form 10-K filed November 10, 2008.
10.24		Form of Agreement concerning Indemnification and Related Matters (Directors) between Registrant and its directors, is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed November 10, 2008.
10.25		Form of Agreement concerning Indemnification and Related Matters (Officers) between Registrant and its officers, is incorporated herein by reference to Exhibit 10.16 to the Registrant’s Form 10-K filed November 10, 2008.
10	.26*	Stock Incentive Plan — 2000, dated as of April 6, 1999 is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed November 24, 1999.
10	.27*	Amendment No. 1 to the Stock Incentive Plan — 2000, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 11, 2001.
10	.28*	Amendment No. 2 to the Stock Incentive Plan — 2000, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed April 11, 2001.
10	.29*	Amendment No 3 to the Stock Incentive Plan — 2000, is incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K filed November 27, 2002.
10	.30*	Employment Agreement dated April 7, 2008 between James T. Sharp and Registrant, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 11, 2008.
10	.31*	Amendment dated June 26, 2008 to Employment Agreement dated April 7, 2008 between James T. Sharp and Registrant, is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-K filed November 10, 2008.

78	The Greenbrier Companies 2010 Annual Report

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

10	.32*	Employment Agreement dated April 6, 2009 between Alejandro Centurion and Registrant, is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form 10-Q dated April 9, 2009.
10	.33*	Form of Employee Restricted Share Agreement (5 year vesting) related to the 2005 Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-K filed November 10, 2008.
10	.34*	Form of Employee Restricted Share Agreement (time and performance vesting) related to the 2005 Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K filed November 10, 2008.
10	.35*	Form of Change of Control Agreement for Senior Managers, is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Form 10-K filed November 10, 2008.
10	.36*	Form of Amendment dated as of March 1, 2009 to Employment Agreements between Registrant and certain of Registrant’s Executive Officers, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 9, 2009.
10	.37*	2009 Employee Stock Purchase Plan, is incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A filed November 25, 2008.
10	.38*	First Amendment to 2009 Employee Stock Purchase Plan dated April 5, 2010, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed July 7, 2010.
10	.39*	2005 Stock Incentive Plan is incorporated herein by reference to Appendix C to the Registrant’s Proxy Statement on Schedule 14A filed November 24, 2004.
10	.40*	Amendment No. 1 dated June 30, 2005 to the 2005 Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed November 4, 2005.
10	.41*	Amendment No. 2 dated April 3, 2007 to the 2005 Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed July 10, 2007.
10	.42*	Amendment No. 3 dated November 6, 2008 to the 2005 Stock Incentive Plan, is incorporated herein by reference to Appendix C to the Registrant’s Proxy Statement on Schedule 14A filed November 25, 2008.
10.43		Stock purchase agreement among Gunderson Rail Services LLC and Meridian Rail Holdings Corp. dated October 15, 2006 and incorporated herein by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K filed November 2, 2006.
10.44		Asset Purchase Agreement among Gunderson Rail Services LLC, American Allied Railway Equipment Co., Inc., and American Allied Freight Car Co., Inc. dated January 24, 2008, is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed April 3, 2008.
10.45		Railcar Remarketing and Management Agreement among Greenbrier Management Services, LLC and WL Ross-Greenbrier Rail I LLC dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 3, 2010.**
10.46		Advisory Services Agreement between Greenbrier Leasing Company LLC and WLR-Greenbrier Rail Inc. dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed May 3, 2010.**
10.47		Contract Placement Agreement between Greenbrier Leasing Company LLC and WLR-Greenbrier Rail Inc. dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed May 3, 2010.**
10.48		Syndication Agreement between Greenbrier Leasing Company LLC and WLR-Greenbrier Rail Inc. dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed May 3, 2010.**
10.49		Amendment to Syndication Agreement between Greenbrier Leasing Company LLC and WLR-Greenbrier Rail Inc., dated as of August 18, 2010, is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed August 20, 2010.
10.50		Line of Credit Participation Letter Agreement between Greenbrier Leasing Company LLC and WLR-Greenbrier Rail Inc. dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed May 3, 2010.**

The Greenbrier Companies 2010 Annual Report	79

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

10.51	Guaranty of Greenbrier Leasing Company LLC dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed May 3, 2010.**
10.52	Guaranty of the Greenbrier Companies, Inc., dated as of August 18, 2010, is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed August 20, 2010.
14.1	Code of Business Conduct and Ethics, is incorporated herein by reference to Exhibit 14.1 of the Registrant’s Form 8-K filed January 13, 2010.
21.1	List of the subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP, independent auditors
31.1	Certification pursuant to Rule 13(a) — 14(a)
31.2	Certification pursuant to Rule 13(a) — 14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

**	Certain confidential information contained in these Exhibits was omitted by means of redacting a portion of the text and replacing it with brackets and asterisks ([***]). These Exhibits have been filed separately with the SEC without the redaction and have been granted confidential treatment by the Securities and Exchange Commission pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Note: For all exhibits incorporated by reference, unless otherwise noted above, the SEC file number is 001-13146.

CERTIFICATIONS

The Company filed the required 303A.12(a) New York Stock Exchange Certification of its Chief Financial Officer with the New York Stock Exchange with no qualifications following the 2010 Annual Meeting of Shareholders and the Company filed as an exhibit to its Annual Report on Form 10-K for the year ended August 31, 2009, as filed with the Securities and Exchange Commission, a Certification of the Chief Executive Officer and a Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

80	The Greenbrier Companies 2010 Annual Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Dated: November 10, 2010	By: /s/ William A. Furman William A. Furman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Benjamin R. Whiteley Benjamin R. Whiteley, Chairman of the Board	November 10, 2010

/s/ William A. Furman William A. Furman, President and Chief Executive Officer, Director	November 10, 2010

/s/ Graeme Jack Graeme Jack, Director	November 10, 2010

/s/ Duane C. McDougall Duane McDougall, Director	November 10, 2010

/s/ Victoria McManus Victoria McManus, Director	November 10, 2010

/s/ A. Daniel O’Neal A. Daniel O’Neal, Director	November 10, 2010

/s/ Wilbur L. Ross Wilbur L. Ross, Jr., Director	November 10, 2010

/s/ Charles J. Swindells Charles J. Swindells, Director	November 10, 2010

/s/ Wendy L. Teramoto Wendy L. Teramoto, Director	November 10, 2010

/s/ C. Bruce Ward C. Bruce Ward, Director	November 10, 2010

/s/ Donald A. Washburn Donald A. Washburn, Director	November 10, 2010.

/s/ Mark J. Rittenbaum Mark J. Rittenbaum, Executive Vice President And Chief Financial Officer (Principal Financial Officer)	November 10, 2010

/s/ James W. Cruckshank James W. Cruckshank, Senior Vice President And Chief Accounting Officer (Principal Accounting Officer)	November 10, 2010

The Greenbrier Companies 2010 Annual Report	81