Form 10-Q
period 2010-11-30
GREENBRIER COMPANIES INC
filed 2011-01-07
CIK 923120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2010

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
The number of shares of the registrant’s common stock, without par value, outstanding on January 6, 2011 was 24,880,820 shares.

THE GREENBRIER COMPANIES, INC.
Forward-Looking Statements
From time to time, The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) or their representatives have made or may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission, including this filing on Form 10-Q. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:
•	availability of financing sources and borrowing base for working capital, other business development activities, capital spending and railcar and marine warehousing activities;

•	ability to renew, maintain or obtain sufficient lines of credit and performance guarantees on acceptable terms;

•	ability to utilize beneficial tax strategies;

•	ability to grow our wheel services, refurbishment and parts, and lease fleet and management services businesses;

•	ability to obtain sales contracts which provide adequate protection against increased costs of materials and components;

•	ability to obtain adequate insurance coverage at acceptable rates;

•	ability to obtain adequate certification and licensing of products; and

•	short- and long-term revenue and earnings effects of the above items.
The following factors, among others, could cause actual results or outcomes to differ materially from the forward-looking statements:
•	fluctuations in demand for newly manufactured railcars or marine barges;
•	fluctuations in demand for wheel services, refurbishment and parts;
•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase the amount of products or services under the contracts as anticipated;
•	ability to maintain sufficient availability of credit facilities and to maintain compliance with or to obtain appropriate amendments to covenants under various credit agreements;
•	domestic and global economic conditions including such matters as embargoes or quotas;
•	U.S., Mexican and other global political or security conditions including such matters as terrorism, war, civil disruption and crime;
•	growth or reduction in the surface transportation industry;
•	ability to maintain good relationships with third party labor providers or collective bargaining units;
•	steel and specialty component price fluctuations, scrap surcharges, steel scrap prices and other commodity price fluctuations and their impact on product demand and margin;
•	delay or failure of acquired businesses, assets, start-up operations, or new products or services to compete successfully;
•	changes in product mix and the mix of revenue levels among reporting segments;
•	labor disputes, energy shortages or operating difficulties that might disrupt operations or the flow of cargo;
•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of alliance partners, subcontractors or suppliers;
•	ability to renew or replace expiring customer contracts on satisfactory terms;
•	ability to obtain and execute suitable contracts for railcars held for sale;
•	lower than anticipated lease renewal rates, earnings on utilization based leases or residual values for leased equipment;
•	discovery of defects in railcars resulting in increased warranty costs or litigation;
•	resolution or outcome of pending or future litigation and investigations;
•	loss of business from, or a decline in the financial condition of, any of the principal customers that represent a significant portion of our total revenues;

THE GREENBRIER COMPANIES, INC.
•	competitive factors, including introduction of competitive products, new entrants into certain of our markets, price pressures, limited customer base, and competitiveness of our manufacturing facilities and products;
•	industry overcapacity and our manufacturing capacity utilization;
•	decreases in carrying value of inventory, goodwill or other assets due to impairment;
•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;
•	changes in future maintenance or warranty requirements;
•	ability to adjust to the cyclical nature of the industries in which we operate;
•	changes in interest rates and financial impacts from interest rates;
•	ability and cost to maintain and renew operating permits;
•	actions by various regulatory agencies;
•	changes in fuel and/or energy prices;
•	risks associated with our intellectual property rights or those of third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;
•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;
•	availability of a trained work force and availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;
•	failure to successfully integrate acquired businesses;
•	discovery of previously unknown liabilities associated with acquired businesses;
•	failure of or delay in implementing and using new software or other technologies;
•	ability to replace maturing lease and management services revenue and earnings with revenue and earnings from new commercial transactions, including new railcar leases, additions to the lease fleet and new management services contracts;
•	credit limitations upon our ability to maintain effective hedging programs; and
•	financial impacts from currency fluctuations and currency hedging activities in our worldwide operations.
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

THE GREENBRIER COMPANIES, INC.
PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
Consolidated Balance Sheets
(In thousands, unaudited)

	November 30,	August 31,
	2010	2010
Assets
Cash and cash equivalents	$49,247	$98,864
Restricted cash	2,637	2,525
Accounts receivable	95,051	89,252
Inventories	225,203	185,604
Assets held for sale	75,690	31,826
Equipment on operating leases, net	298,803	302,663
Investment in direct finance leases	139	1,795
Property, plant and equipment, net	138,650	132,614
Goodwill	137,066	137,066
Intangibles and other assets	86,790	90,679

	$1,109,276	$1,072,888

Liabilities and Equity
Revolving notes	$9,902	$2,630
Accounts payable and accrued liabilities	210,341	181,638
Deferred income taxes	80,723	81,136
Deferred revenue	12,480	11,377
Notes payable	499,264	498,700

Commitments and contingencies (Note 13)

Equity:
Greenbrier
Preferred stock — without par value; 25,000 shares authorized; none outstanding	—	—
Common stock — without par value; 50,000 shares authorized; 21,881 and 21,875 shares outstanding at November 30, 2010 and August 31, 2010	22	22
Additional paid-in capital	173,753	172,404
Retained earnings	118,412	120,716
Accumulated other comprehensive loss	(7,342)	(7,204)

Total equity Greenbrier	284,845	285,938

Noncontrolling interest	11,721	11,469

Total equity	296,566	297,407

	$1,109,276	$1,072,888

The accompanying notes are an integral part of these statements

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	November 30,
	2010	2009
Revenue
Manufacturing	$85,440	$60,078
Wheel Services, Refurbishment & Parts	97,145	92,983
Leasing & Services	18,859	18,632

	201,444	171,693

Cost of revenue
Manufacturing	79,747	55,847
Wheel Services, Refurbishment & Parts	86,411	83,286
Leasing & Services	9,120	10,918

	175,278	150,051

Margin	26,166	21,642

Other costs
Selling and administrative	17,938	16,208
Interest and foreign exchange	10,304	11,112

	28,242	27,320
Loss before income taxes and loss from unconsolidated affiliates	(2,076)	(5,678)

Income tax benefit	611	2,500

Loss before loss from unconsolidated affiliates	(1,465)	(3,178)

Loss from unconsolidated affiliates	(587)	(183)

Net loss	(2,052)	(3,361)
Net (earnings) loss attributable to noncontrolling interest	(252)	117

Net loss attributable to Greenbrier	$(2,304)	$(3,244)

Basic loss per common share:	$(0.11)	$(0.19)

Diluted loss per common share:	$(0.11)	$(0.19)

Weighted average common shares:
Basic	21,879	17,087
Diluted	21,879	17,087
The accompanying notes are an integral part of these statements

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	November 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,052)	$(3,361)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	(413)	(1,227)
Depreciation and amortization	9,319	9,392
Gain on sales of equipment	(633)	(851)
Accretion of debt discount	1,798	2,116
Stock based compensation expense	1,281	1,368
Other	64	(1,111)
Decrease (increase) in assets:
Accounts receivable	(5,462)	16,088
Inventories	(39,492)	(11,565)
Assets held for sale	(44,530)	(3,218)
Other	2,965	2,451
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	28,508	(3,156)
Deferred revenue	1,201	(1,829)

Net cash provided by (used in) operating activities	(47,446)	5,097

Cash flows from investing activities:
Principal payments received under direct finance leases	36	115
Proceeds from sales of equipment	4,054	2,667
Investment in unconsolidated affiliates	(279)	(450)
Increase in restricted cash	(112)	(2,317)
Capital expenditures	(11,536)	(11,939)

Net cash used in investing activities	(7,837)	(11,924)

Cash flows from financing activities:
Net change in revolving notes with maturities of 90 days or less	1,055	(3,896)
Proceeds from revolving notes with maturities longer than 90 days	6,194	—
Net proceeds from issuance of notes payable	—	1,712
Repayments of notes payable	(1,234)	(1,247)
Other	26	—

Net cash provided by (used in) financing activities	6,041	(3,431)

Effect of exchange rate changes	(375)	(536)

Decrease in cash and cash equivalents	(49,617)	(10,794)

Cash and cash equivalents
Beginning of period	98,864	76,187

End of period	$49,247	$65,393

Cash paid during the period for:
Interest	$12,525	$12,854
Income taxes paid, net of refunds	$82	$250
The accompanying notes are an integral part of these statements

THE GREENBRIER COMPANIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Interim Financial Statements
The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of November 30, 2010 and for the three months ended November 30, 2010 and 2009 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results and cash flows for the periods indicated. The results of operations for the three months ended November 30, 2010 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2011.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2010 Annual Report on Form 10-K.
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
Initial Adoption of Accounting Policies — In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 167, Amendments to FASB Interpretation No. 46(R) which provides guidance with respect to consolidation of variable interest entities. This statement retains the scope of Interpretation 46(R) with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in SFAS No. 166, Accounting for Transfers of Financial Assets. This statement replaces the quantitative-based risks and rewards calculation for determining the primary beneficiary of a variable interest entity. The approach focuses on identifying which enterprise has the power to direct activities that most significantly impact the entity’s economic performance and the obligation to absorb the losses or receive the benefits from the entity. It is possible that application of this revised guidance will change an enterprise’s assessment of involvement with variable interest entities. This statement, which has been codified within ASC 810, Consolidations, was effective for the Company as of September 1, 2010. The initial adoption did not have an effect on the Company’s Consolidated Financial Statements.
Note 2 — Inventories

	November 30,	August 31,
(In thousands)	2010	2010
Manufacturing supplies and raw materials	$130,945	$119,306
Work-in-process	98,159	70,394
Lower of cost or market adjustment	(3,901)	(4,096)

	$225,203	$185,604

THE GREENBRIER COMPANIES, INC.
Note 3 — Assets Held for Sale

(In thousands)	November 30, 2010	August 31, 2010
Assets held for sale	$51,985	$12,804
Railcars in transit to customer	6,307	2,451
Finished goods — parts	17,398	16,571

	$75,690	$31,826

Note 4 — Intangibles and other assets
Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.
The following table summarizes the Company’s identifiable intangible assets balance:

	November 30,	August 31,
(In thousands)	2010	2010
Intangible assets subject to amortization:
Customer relationships	$66,825	$66,825
Accumulated amortization	(14,739)	(13,701)

Other intangibles	5,019	5,003
Accumulated amortization	(3,000)	(2,845)

	54,105	55,282
Intangible assets not subject to amortization	912	912
Prepaid and other assets	31,773	34,485

Total intangible and other assets	$86,790	$90,679

Intangible assets with finite lives are amortized using the straight line method over their estimated useful lives and include the following: proprietary technology, 10 years; trade names, 5 years; patents, 11 years; and long-term customer agreements, 5 to 20 years. Amortization expense for the three months ended November 30, 2010 and 2009 was $1.2 million for each period. Amortization expense for the years ending August 31, 2011, 2012, 2013, 2014 and 2015 is expected to be $4.7 million, $4.5 million, $4.4 million, $4.3 million and $4.3 million.
Note 5 — Revolving Notes
All amounts originating in foreign currency have been translated at the November 30, 2010 exchange rate for the following discussion. As of November 30, 2010 senior secured credit facilities, consisting of three components, aggregated $121.2 million. As of November 30, 2010 a $100.0 million revolving line of credit secured by substantially all the Company’s assets in the United States not otherwise pledged as security for term loans, maturing November 2011, was available to provide working capital and interim financing of equipment, principally for the United States and Mexican operations. Advances under this facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios. In addition, as of November 30, 2010, lines of credit totaling $11.2 million secured by substantially all of the Company’s European assets, with various variable rates, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from April 2011 through June 2011. The Company’s Mexican joint venture obtained a line of credit of up to $10.0 million secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5% and are due 180 days after the date of borrowing. Currently the

THE GREENBRIER COMPANIES, INC.
outstanding borrowings have maturities that range from April 2011 to May 2011. The joint venture will be able to draw against the facility through August 2011.
As of November 30, 2010 outstanding borrowings under these facilities consists of $3.6 million in letters of credit outstanding under the North American credit facility, $3.7 million in revolving notes outstanding under the European credit facilities and $6.2 million outstanding under the joint venture credit facility.
Note 6 — Accounts Payable and Accrued Liabilities

(In thousands)	November 30, 2010	August 31, 2010
Trade payables	$170,007	$141,767
Accrued payroll and related liabilities	20,595	19,025
Accrued maintenance	11,300	12,460
Accrued warranty	6,284	6,304
Other	2,155	2,082

	$210,341	$181,638

Note 7— Warranty Accruals
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
Warranty accrual activity:

	Three Months Ended
	November 30,
(In thousands)	2010	2009
Balance at beginning of period	$6,304	$8,184
Charged to cost of revenue	149	102
Payments	(173)	(495)
Currency translation effect	4	23

Balance at end of period	$6,284	$7,814

THE GREENBRIER COMPANIES, INC.
Note 8 — Comprehensive Income (Loss)
The following is a reconciliation of net loss to comprehensive income (loss):

	Three Months Ended
	November 30,
(In thousands)	2010	2009
Net loss	$(2,052)	$(3,361)
Reclassification of derivative financial instruments recognized in net loss during the three months (net of tax effect)	(9)	(277)
Unrealized loss on derivative financial instruments (net of tax effect)	(478)	(285)
Foreign currency translation adjustment	349	917

Comprehensive loss	(2,190)	(3,006)
Comprehensive income (loss) attributable to noncontrolling interest	(252)	117

Comprehensive loss attributable to Greenbrier	$(2,442)	$(2,889)

Accumulated other comprehensive income (loss), net of tax effect, consisted of the following:

	Unrealized Loss on
	Derivative		Foreign Currency
	Financial	Pension Plan	Translation	Accumulated Other
(In thousands)	Instruments	Adjustment	Adjustment	Comprehensive Loss
Balance, August 31, 2010	$(2,899)	$(188)	$(4,117)	$(7,204)
First quarter activity	(487)	—	349	(138)

Balance, November 30, 2010	$(3,386)	$(188)	$(3,768)	$(7,342)

Note 9 — Loss Per Share
The shares used in the computation of the Company’s basic and diluted loss per common share are reconciled as follows:

	Three Months Ended
	November 30,
(In thousands)	2010	2009
Weighted average basic common shares outstanding	21,879	17,087
Dilutive effect of employee stock options (1)	—	—
Dilutive effect of warrants (1)	—	—

Weighted average diluted common shares outstanding	21,879	17,087

(1)	Dilutive effect of common stock equivalents is excluded from per share calculations for the three months ended November 30, 2010 and 2009 due to net loss. The dilutive effect of warrants equivalent to 2.1 million and 1.6 million shares were excluded from per share calculations for the three months ended November 30, 2010 and 2009 due to net loss.
Note 10 — Stock Based Compensation
All stock options were vested prior to September 1, 2005 and accordingly no compensation expense was recorded for stock options for the three months ended November 30, 2010 and 2009. There were no stock options outstanding as of November 30, 2010. The value of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period, which is generally between two to five years. For the three months ended November 30, 2010 and 2009, $1.3 million and $1.4 million in compensation expense was recorded for restricted stock grants.

THE GREENBRIER COMPANIES, INC.
Note 11 — Derivative Instruments
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
At November 30, 2010 exchange rates, forward exchange contracts for the purchase of Polish Zloty and the sale of Euro aggregated $33.4 million. Adjusting the foreign currency exchange contracts to the fair value of the cash flow hedges at November 30, 2010 resulted in an unrealized pre-tax loss of $0.5 million that was recorded in accumulated other comprehensive loss. The fair value of the contracts is included in accounts payable and accrued liabilities when there is a loss, or accounts receivable when there is a gain, on the Consolidated Balance Sheets. As the contracts mature at various dates through December 2011, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations in Interest and foreign exchange.
At November 30, 2010, an interest rate swap agreement had a notional amount of $45.3 million and matures March 2014. The fair value of this cash flow hedge at November 30, 2010 resulted in an unrealized pre-tax loss of $4.8 million. The loss is included in accumulated other comprehensive loss and the fair value of the contract is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from accumulated other comprehensive loss and charged or credited to interest expense. At November 30, 2010 interest rates, approximately $1.3 million would be reclassified to interest expense in the next 12 months.
Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
	Balance sheet	November 30, 2010	August 31, 2010	Balance sheet	November 30, 2010	August 31, 2010
(In thousands)	location	Fair Value	Fair Value	location	Fair Value	Fair Value
Derivatives designated as hedging instruments

Foreign forward exchange contracts	Accounts receivable	$248	$573	Accounts payable and accrued liabilities	$482	$215

Interest rate swap contracts	Other assets	—	—	Accounts payable and accrued liabilities	4,817	5,141

		$248	$573		$5,299	$5,356

Derivatives not designated as hedging instruments

Foreign forward exchange contracts	Accounts receivable	$42	$111	Accounts payable and accrued liabilities	$31	$14

THE GREENBRIER COMPANIES, INC.
The Effect of Derivative Instruments on the Statement of Operations

Derivatives in cash flow hedging	Location of loss recognized in income on	Loss recognized in income on derivative
relationships	derivative	Three months ended November 30,
		2010	2009
Foreign forward exchange contract	Interest and foreign exchange	$(18)	$(367)

Location of	Gain (loss)
gain (loss) in	recognized on
income on	derivative
Location of	Gain (loss)	derivative	(ineffective portion
Gain (loss)	gain (loss)	reclassified from	(ineffective	and amount
recognized in OCI	reclassified	accumulated OCI into	portion and	excluded from
Derivatives in	on derivatives	from	income (effective	amount	effectiveness
cash flow	(effective portion)	accumulated	portion)	excluded from	testing)
hedging	Three months ended	OCI into	Three months ended	effectiveness	Three months ended
relationships	November 30,	income	November 30,	testing)	November 30,
2010	2009	2010	2009	2010	2009
Foreign forward exchange contracts	$(424)	$(151)	Revenue	$262	$(246)	Interest and foreign exchange	$—	$—

Interest rate swap contracts	770	(809)	Interest and foreign exchange	(445)	(437)	Interest and foreign exchange	—	—

$346	$(960)	$(183)	$(683)	$—	$—

Note 12 — Segment Information
Greenbrier operates in three reportable segments: Manufacturing; Wheel Services, Refurbishment & Parts and Leasing & Services. The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s 2010 Annual Report on Form 10-K. Performance is evaluated based on margin. Intersegment sales and transfers are generally accounted for at fair value as if the sales or transfers were to third parties. While intercompany transactions are treated like third-party transactions to evaluate segment performance, the revenues and related expenses are eliminated in consolidation and therefore do not impact consolidated results.
The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

	Three Months Ended
	November 30,
(In thousands)	2010	2009
Revenue:
Manufacturing	$126,628	$74,637
Wheel Services, Refurbishment & Parts	103,170	93,184
Leasing & Services	18,876	18,878
Intersegment eliminations	(47,230)	(15,006)

	$201,444	$171,693

Margin:
Manufacturing	$5,693	$4,231
Wheel Services, Refurbishment & Parts	10,734	9,697
Leasing & Services	9,739	7,714

Segment margin total	26,166	21,642
Less unallocated expenses:
Selling and administrative	17,938	16,208
Interest and foreign exchange	10,304	11,112

Loss before income taxes and loss from unconsolidated affiliates	$(2,076)	$(5,678)

THE GREENBRIER COMPANIES, INC.
Note 13 — Commitments and Contingencies
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
Because these environmental investigations are still underway, the Company is unable to determine the amount of ultimate liability relating to these matters. Based on the results of the pending investigations and future assessments of natural resource damages, Greenbrier may be required to incur costs associated with additional phases of investigation or remedial action, and may be liable for damages to natural resources. In addition, the Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways in Portland, Oregon, on the Willamette River, and the river’s classification as a Superfund site could result in some limitations on future dredging and launch activities. Any of these matters could adversely affect the Company’s business and Consolidated Financial Statements, or the value of its Portland property.
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

THE GREENBRIER COMPANIES, INC.
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
The Company delivered 500 railcar units during fiscal year 2009 for which the Company has an obligation to guarantee the purchaser minimum earnings. The obligation expires December 31, 2011. The maximum potential obligation totaled $13.1 million and in certain defined instances the obligation may be reduced due to early termination. Upon delivery of the railcar units, the entire purchase price was recorded as revenue and paid in full. The minimum earnings due to the purchaser were considered a reduction of revenue and were recorded as deferred revenue. The purchaser has agreed to utilize the railcars on a preferential basis, and the Company is entitled to re-market the railcar units when they are not being utilized by the purchaser during the obligation period. Any earnings generated from the railcar units will offset the obligation and be recognized as revenue and margin in future periods. As of November 30, 2010, the Company has $9.1 million of the potential obligation remaining in deferred revenue.
The Company has entered into contingent rental assistance agreements, aggregating $5.8 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods of up to two years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three months ended November 30, 2010 no accrual was made to cover estimated obligations as management determined no additional rental shortfall was probable. For the three months ended November 30, 2009 an accrual of $0.1 million was recorded to cover future obligations. The remaining balance of the accrued liability was $15 thousand as November 30, 2010. All of these agreements were entered into prior to December 31, 2002 and have not been modified since.
In accordance with customary business practices in Europe, the Company has $9.3 million in bank and third party performance and warranty guarantee facilities, all of which have been utilized as of November 30, 2010. To date no amounts have been drawn under these performance and warranty guarantee facilities.
At November 30, 2010, an unconsolidated affiliate had $0.2 million of third party debt, for which the Company has guaranteed 33% or approximately $70 thousand. In the event that there is a change in control or insolvency by any of the three 33% investors that have guaranteed the debt, the remaining investors’ share of the guarantee will increase proportionately.
As of November 30, 2010 the Company has outstanding letters of credit aggregating $3.6 million associated with facility leases and payroll.

THE GREENBRIER COMPANIES, INC.
Note 14 — Fair Value Measures
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
Level 1 —	observable inputs such as unadjusted quoted prices in active markets for identical instruments;

Level 2 —	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and

Level 3 —	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value on a recurring basis as of November 30, 2010 are:

(In thousands)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$290	$—	$290	$—
Nonqualified savings plan	6,499	6,499	—	—
Money market investments	15,306	15,306	—	—

	$22,095	$21,805	$290	$—

Liabilities:
Derivative financial instruments	$5,330	$—	$5,330	$—

(1)	Level 2 assets include derivative financial instruments which are valued based on significant observable inputs. See note 11 Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2010 are:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$684	$—	$684	$—
Nonqualified savings plan	6,489	6,489	—	—
Money market investments	57,300	57,300	—	—

	$64,473	$63,789	$684	$—

Liabilities:
Derivative financial instruments	$5,370	$—	$5,370	$—

THE GREENBRIER COMPANIES, INC.
Note 15 — Guarantor/Non Guarantor
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
The following represents the supplemental condensed consolidating financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of November 30, 2010 and August 31, 2010 and for the three months ended November 30, 2010 and 2009. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation. Certain reclassifications between Combined Non Guarantor Subsidiaries and Eliminations have been made to prior year’s condensed consolidating statements to conform to the current year presentation.

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
Condensed Consolidating Balance Sheet
November 30, 2010
(In thousands)

			Combined
		Combined Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$44,743	$192	$4,312	$—	$49,247
Restricted cash	—	2,637	—	—	2,637
Accounts receivable	66,352	26,050	2,644	5	95,051
Inventories	—	141,690	83,520	(7)	225,203
Assets held for sale	—	69,383	6,307	—	75,690
Equipment on operating leases, net	—	300,853	—	(2,050)	298,803
Investment in direct finance leases	—	139	—	—	139
Property, plant and equipment, net	6,754	91,364	40,532	—	138,650
Goodwill	—	137,066	—	—	137,066
Intangibles and other assets	532,813	95,240	2,090	(543,353)	86,790

	$650,662	$864,614	$139,405	$(545,405)	$1,109,276

Liabilities and Equity
Revolving notes	$—	$—	$9,902	$—	$9,902
Accounts payable and accrued liabilities	5,892	141,247	63,197	5	210,341
Deferred income taxes	(711)	88,300	(6,380)	(486)	80,723
Deferred revenue	582	9,830	2,068	—	12,480
Notes payable	360,054	137,996	1,214	—	499,264

Total equity Greenbrier	284,845	487,241	57,683	(544,924)	284,845
Noncontrolling interest	—	—	11,721	—	11,721

Total Equity	284,845	487,241	69,404	(544,924)	296,566

	$650,662	$864,614	$139,405	$(545,405)	$1,109,276

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Operations
     For the three months ended November 30, 2010
     (In thousands)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$31,876	$87,327	$(33,763)	$85,440
Wheel Services, Refurbishment & Parts	—	100,361	—	(3,216)	97,145
Leasing & Services	345	18,666	—	(152)	18,859

	345	150,903	87,327	(37,131)	201,444

Cost of revenue
Manufacturing	—	33,829	79,682	(33,764)	79,747
Wheel Services, Refurbishment & Parts	—	89,620	—	(3,209)	86,411
Leasing & Services	—	9,138	—	(18)	9,120

	—	132,587	79,682	(36,991)	175,278

Margin	345	18,316	7,645	(140)	26,166

Other costs
Selling and administrative expense	8,022	5,325	4,591	—	17,938
Interest and foreign exchange	9,187	1,054	355	(292)	10,304

	17,209	6,379	4,946	(292)	28,242
Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(16,864)	11,937	2,699	152	(2,076)

Income tax (expense) benefit	6,185	(5,058)	(514)	(2)	611

	(10,679)	6,879	2,185	150	(1,465)
Earnings (loss) from unconsolidated affiliates	8,375	605	—	(9,567)	(587)

Net earnings (loss)	(2,304)	7,484	2,185	(9,417)	(2,052)

Net (earnings) loss attributable to noncontrolling interest	—	—	(252)	—	(252)

Net earnings (loss) attributable to Greenbrier	$(2,304)	$7,484	$1,933	$(9,417)	$(2,304)

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Cash Flows
     For the three months ended November 30, 2010
     (In thousands)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(2,304)	$7,484	$2,185	$(9,417)	$(2,052)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(1,439)	718	305	3	(413)
Depreciation and amortization	606	7,240	1,491	(18)	9,319
Gain on sales of equipment	—	(493)	—	(140)	(633)
Accretion of debt discount	1,798	—	—	—	1,798
Stock based compensation expense	1,281	—	—	—	1,281
Other	42	2	20	—	64
Decrease (increase) in assets
Accounts receivable	(4,735)	(7,273)	6,548	(2)	(5,462)
Inventories	—	(20,133)	(19,365)	6	(39,492)
Assets held for sale	—	(41,691)	(2,839)	—	(44,530)
Other	963	1,691	312	(1)	2,965
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	(5,288)	28,751	5,043	2	28,508
Deferred revenue	(38)	244	995	—	1,201

Net cash used in operating activities	(9,114)	(23,460)	(5,305)	(9,567)	(47,446)

Cash flows from investing activities:
Principal payments received under direct finance leases	—	36	—	—	36
Proceeds from sales of equipment	—	4,054	—	—	4,054
Investment in and net advances to unconsolidated subsidiaries	(8,375)	(1,471)	—	9,567	(279)
Intercompany advances	(771)	—	—	771	—
Increase in restricted cash	—	(112)	—	—	(112)
Capital expenditures	(650)	(5,640)	(5,246)	—	(11,536)

Net cash provided by (used in) investing activities	(9,796)	(3,133)	(5,246)	10,338	(7,837)

Cash flows from financing activities:
Net change in revolving notes with maturities of 90 days or less	—	—	1,055	—	1,055
Proceeds from revolving notes with maturities longer than 90 days	—	—	6,194	—	6,194
Intercompany advances	(27,845)	26,555	2,061	(771)	—
Repayments of notes payable	—	(1,032)	(202)	—	(1,234)
Other	26	—	—	—	26

Net cash provided by (used in ) financing activities	(27,819)	25,523	9,108	(771)	6,041

Effect of exchange rate changes	—	403	(778)	—	(375)

Decrease in cash and cash equivalents	(46,729)	(667)	(2,221)	—	(49,617)
Cash and cash equivalents
Beginning of period	91,472	859	6,533	—	98,864

End of period	$44,743	$192	$4,312	$—	$49,247

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
      Condensed Consolidating Balance Sheet
     August 31, 2010
      (In thousands)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$91,472	$859	$6,533	$—	$98,864
Restricted cash	—	2,525	—	—	2,525
Accounts receivable	33,001	45,154	11,094	3	89,252
Inventories	—	121,557	64,047	—	185,604
Assets held for sale	—	28,357	3,469	—	31,826
Investment in direct finance leases	—	1,795	—	—	1,795
Equipment on operating leases, net	—	304,872	—	(2,209)	302,663
Property, plant and equipment, net	6,710	89,246	36,658	—	132,614
Goodwill	—	137,066	—	—	137,066
Intangibles and other assets	525,539	96,680	2,384	(533,924)	90,679

	$656,722	$828,111	$124,185	$(536,130)	$1,072,888

Liabilities and Equity
Revolving notes	$—	$—	$2,630	$—	$2,630
Accounts payable and accrued liabilities	11,180	112,454	58,001	3	181,638
Deferred income taxes	728	87,582	(6,685)	(489)	81,136
Deferred revenue	621	9,693	1,063	—	11,377
Notes payable	358,255	139,029	1,416	—	498,700

Total equity Greenbrier	285,938	479,353	56,291	(535,644)	285,938
Noncontrolling interest	—	—	11,469	—	11,469

Total Equity	285,938	479,353	67,760	(535,644)	297,407

	$656,722	$828,111	$124,185	$(536,130)	$1,072,888

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Operations
     For the three months ended November 30, 2009
     (In thousands)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$20,347	$54,161	$(14,430)	$60,078
Wheel Services, Refurbishment & Parts	—	92,983	—	—	92,983
Leasing & Services	536	18,537	—	(441)	18,632

	536	131,867	54,161	(14,871)	171,693

Cost of revenue
Manufacturing	—	19,334	49,383	(12,870)	55,847
Wheel Services, Refurbishment & Parts	—	83,286	—	—	83,286
Leasing & Services	—	10,935	—	(17)	10,918

	—	113,555	49,383	(12,887)	150,051

Margin	536	18,312	4,778	(1,984)	21,642

Other costs
Selling and administrative expense	7,814	5,036	3,358	—	16,208
Interest and foreign exchange	9,565	1,121	867	(441)	11,112

	17,379	6,157	4,225	(441)	27,320
Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(16,843)	12,155	553	(1,543)	(5,678)

Income tax (expense) benefit	6,747	(4,878)	324	307	2,500

	(10,096)	7,277	877	(1,236)	(3,178)
Earnings (loss) from unconsolidated affiliates	6,852	(1,603)	—	(5,432)	(183)

Net earnings (loss)	(3,244)	5,674	877	(6,668)	(3,361)

Net (earnings) loss attributable to noncontrolling interest	—	—	(663)	780	117

Net earnings (loss) attributable to Greenbrier	$(3,244)	$5,674	$214	$(5,888)	$(3,244)

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Cash Flows
     For the three months ended November 30, 2009
     (In thousands)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(3,244)	$5,674	$877	$(6,668)	$(3,361)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(3,408)	1,963	1,593	(1,375)	(1,227)
Depreciation and amortization	491	7,071	1,847	(17)	9,392
Gain on sales of equipment	—	(851)	—	—	(851)
Accretion of debt discount	2,116	—	—	—	2,116
Stock based compensation expense	1,368	—	—	—	1,368
Other	—	88	(1,979)	780	(1,111)
Decrease (increase) in assets
Accounts receivable	(3,922)	9,543	9,401	1,066	16,088
Inventories	—	(7,185)	(4,380)	—	(11,565)
Assets held for sale	—	(3,404)	(113)	299	(3,218)
Other	545	1,356	550	—	2,451
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	(5,711)	2,765	(212)	2	(3,156)
Deferred revenue	(39)	(1,790)	—	—	(1,829)

Net cash provided by (used in) operating activities	(11,804)	15,230	7,584	(5,913)	5,097

Cash flows from investing activities:
Principal payments received under direct finance leases	—	115	—	—	115
Proceeds from sales of equipment	—	2,667	—	—	2,667
Investment in and net advances to unconsolidated subsidiaries	(6,852)	970	—	5,432	(450)
Intercompany advances	12	—	—	(12)	—
Increase in restricted cash	—	(516)	(1,801)	—	(2,317)
Capital expenditures	(436)	(11,692)	(292)	481	(11,939)

Net cash provided by (used in) investing activities	(7,276)	(8,456)	(2,093)	5,901	(11,924)

Cash flows from financing activities:
Net change in revolving notes with maturities of 90 days or less	—	—	(3,896)	—	(3,896)
Intercompany advances	5,667	(5,531)	(148)	12	—
Net proceeds from issuance of notes payable	—	—	1,712	—	1,712
Repayments of notes payable	—	(1,045)	(202)	—	(1,247)

Net cash provided by (used in ) financing activities	5,667	(6,576)	(2,534)	12	(3,431)

Effect of exchange rate changes	—	(375)	(161)	—	(536)

Increase (decrease) in cash and cash equivalents	(13,413)	(177)	2,796	—	(10,794)
Cash and cash equivalents
Beginning of period	63,485	421	12,281	—	76,187

End of period	$50,072	$244	$15,077	$—	$65,393

THE GREENBRIER COMPANIES, INC.
Note 16 — Subsequent Events
Subsequent to quarter end, the Company sold 3,000,000 shares of our common stock, under a shelf registration statement filed in April 2010, in an underwritten at-the-market public offering at $21.06 per share less expenses. Management has broad discretion to allocate the net proceeds of approximately $62.9 million from the offering for such purposes as working capital, capital expenditures, repayment or repurchase of a portion of our indebtedness or acquisitions of, or investment in, complementary businesses and products. Pending such uses, the Company plans to invest the net proceeds from this offering in highly liquid, investment-grade securities.
In June 2009, in connection with a secured loan that the WL Ross Group made to Greenbrier, the Company issued warrants to the WL Ross Group to acquire 3,377,903 shares of the Company’s common stock at an exercise price of $6.00 per share. WLR Recovery Fund IV, L.P. (Recovery Fund) and WLR IV Parallel ESC, L.P. (Parallel Fund) own warrants to purchase 3,276,566 shares of Common Stock and Victoria McManus, a director of the Company, owns warrants to purchase 101,337 shares of Common Stock. The exercise price and the number of shares issuable upon exercise of the warrants are subject to adjustment as provided in the warrant agreement. The Company’s equity offering conducted in December 2010 resulted in an automatic adjustment to the warrants to reduce the exercise price from $6.00 to approximately $5.96 and to increase the aggregate number of shares that may be purchased from 3,377,903 to approximately 3,400,000, based on the initial estimates of the Company’s offering expenses.
Subsequent to quarter end the Company agreed with our joint venture partner to modify, with retroactive effect to September 1, 2010, various agreements concerning the Greenbrier-GIMSA LLC (GIMSA) joint venture. The modifications include foregoing the Company’s option to increase its ownership percentage of GIMSA from fifty percent to sixty-six & two thirds percent, and GIMSA foregoing the right to share, in an equitable manner, the net benefits received from the modification of the long-term new railcar contract with General Electric Railcar Services Corporation. The Company also agreed to increase revenue based fees to each of the partners for services provided to GIMSA, and to extend the initial term of the joint venture to 2019 (after which the agreement is automatically renewed for successive three year terms unless a party elects not to renew).

THE GREENBRIER COMPANIES, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We operate in three primary business segments: Manufacturing; Wheel Services, Refurbishment & Parts and Leasing & Services. These three business segments are operationally integrated. The Manufacturing segment, operating from five facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. The Wheel Services, Refurbishment & Parts segment performs railcar repair, refurbishment and maintenance activities in the United States, Mexico and Canada as well as wheel, axle and bearing servicing, and production and reconditioning of a variety of parts for the railroad industry. The Leasing & Services segment owns approximately 9,000 railcars and provides management services for approximately 224,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. Management evaluates segment performance based on margins. We also produce rail castings through an unconsolidated joint venture.
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
Multi-year supply agreements are a part of rail industry practice. Our total manufacturing backlog of railcars as of November 30, 2010 was approximately 8,100 units with an estimated value of $580 million compared to 4,900 units valued at $430 million as of November 30, 2009. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog. Subsequent to quarter end we received new railcar orders for 1,900 units with an aggregate value of approximately $130 million.
Marine backlog as of November 30, 2010 was approximately $10.0 million compared to $96.0 million as of November 30, 2009.
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
In April 2010, we filed a registration statement on Form S-3 with the SEC, using a “shelf” registration process. The registration statement was declared effective on April 14, 2010 and pursuant to the prospectus filed as part of the registration statement, we may sell from time to time any combination of securities in one or more offerings up to an aggregate amount of $300.0 million. The securities described in the prospectus include common stock, preferred stock, debt securities, guarantees, rights, and units. We may also offer common stock or preferred stock upon conversion of debt securities, common stock upon conversion of preferred stock, or common stock, preferred stock or debt securities upon the exercise of warrants or rights. Each time we sell securities under the “shelf,” we will provide a prospectus supplement that will contain specific information about the terms of the securities being offered and of the offering. Proceeds from the sale of these securities may be used for general corporate purposes including, among other things, working capital, financings, possible acquisitions, the repayment of obligations that have matured, and reducing or refinancing indebtedness that may be outstanding at the time of any offering. In May 2010, we issued 4,500,000 shares of our common stock resulting in net proceeds of $52.7 million.
Subsequent to quarter end, we sold 3,000,000 shares of our common stock under the “shelf” registration statement in an underwritten at-the-market public offering at $21.06 per share, less expenses. We have broad discretion to

THE GREENBRIER COMPANIES, INC.
allocate the net proceeds of approximately $62.9 million from the offering for such purposes as working capital, capital expenditures, repayment or repurchase of a portion of our indebtedness or acquisitions of, or investment in, complementary businesses and products. Pending such uses, we plan to invest the net proceeds from this offering in highly liquid, investment-grade securities.
In June 2009, in connection with a secured loan that the WL Ross Group made to us, we issued warrants to the WL Ross Group to acquire 3,377,903 shares of our common stock at an exercise price of $6.00 per share. WLR Recovery Fund IV, L.P. (Recovery Fund) and WLR IV Parallel ESC, L.P. (Parallel Fund) own warrants to purchase 3,276,566 shares of Common Stock and Victoria McManus, a director of the Company, owns warrants to purchase 101,337 shares of Common Stock. The exercise price and the number of shares issuable upon exercise of the warrants are subject to adjustment as provided in the warrant agreement. Our equity offering conducted in December 2010 resulted in an automatic adjustment to the warrants to reduce the exercise price from $6.00 to approximately $5.96 and to increase the aggregate number of shares that may be purchased from 3,377,903 to approximately 3,400,000, based on initial estimates of our offering expenses.
Subsequent to quarter end we agreed with our joint venture partner to modify, with retroactive effect to September 1, 2010, various agreements concerning the Greenbrier-GIMSA LLC (GIMSA) joint venture. The modifications include foregoing our option to increase our ownership percentage of GIMSA from fifty percent to sixty-six & two thirds percent, and GIMSA foregoing the right to share, in an equitable manner, the net benefits received from the modification of the long-term new railcar contract with General Electric Railcar Services Corporation. We also agreed to increase revenue based fees to each of the partners for services provided to GIMSA, and to extend the initial term of the joint venture to 2019 (after which the agreement is automatically renewed for successive three year terms unless a party elects not to renew).
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
Railcars are generally manufactured, repaired or refurbished and wheel services and parts produced under firm orders from third parties. Revenue is recognized when these products are completed, accepted by an unaffiliated customer and contractual contingencies removed. Direct finance lease revenue is recognized over the lease term in a manner that produces a constant rate of return on the net investment in the lease. Operating lease revenue is recognized as earned under the lease terms. Certain leases are operated under car hire arrangements whereby revenue is earned based on utilization, car hire rates and terms specified in the lease agreement. Car hire revenue is reported from a third party source two months in arrears; however, such revenue is accrued in the month earned based on estimates of use from historical activity and is adjusted to actual as reported. These estimates are inherently uncertain as they involve judgment as to the estimated use of each railcar. Adjustments to actual have historically not been significant. Revenues from construction of marine barges are either recognized on the percentage of completion method during the construction period or on the completed contract method based on the terms of the contract. Under the percentage of completion method, judgment is used to determine a definitive threshold against which progress towards completion can be measured to determine timing of revenue recognition.
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
We perform a goodwill impairment test annually during the third quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The provisions of ASC 350, Intangibles — Goodwill and Other, require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit with its carrying value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. The second step of the goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In the second step we would compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill

THE GREENBRIER COMPANIES, INC.
exceeds the implied fair value of that goodwill. The goodwill balance as of November 30, 2010 of $137.1 million relates to the Wheel Services, Refurbishment & Parts segment.
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
Results of Operations
Three Months Ended November 30, 2010 Compared to Three Months Ended November 30, 2009
Overview
Total revenue for the three months ended November 30, 2010 was $201.4 million, an increase of $29.7 million from revenues of $171.7 million in the prior comparable period. Net loss attributable to Greenbrier for the three months ended November 30, 2010 was $2.3 million or $0.11 per diluted common share compared to net loss attributable to Greenbrier of $3.2 million or $0.19 per diluted common share for the three months ended November 30, 2009.
Manufacturing Segment
Manufacturing revenue includes results from new railcar and marine production. New railcar delivery and backlog information includes all facilities.
Manufacturing revenue for the three months ended November 30, 2010 was $85.4 million compared to $60.1 million in the corresponding prior period, an increase of $25.3 million. Railcar deliveries, which are the primary source of manufacturing revenue, were approximately 1,050 units in the current period compared to approximately 350 units in the prior comparable period. The increase in revenue was primarily due to higher railcar deliveries, somewhat offset by a decline in marine barge production and a change in product mix with lower per unit sales prices.
Manufacturing margin as a percentage of revenue for the three months ended November 30, 2010 was 6.7% compared to a margin of 7.0% for the three months ended November 30, 2009. The slight decrease was primarily the result of reduction in marine production and inefficiencies associated with the ramping up of production at certain of our facilities that were idled in the previous year. This was partially offset by a more favorable product mix and improved production efficiencies at our Mexican joint venture.
Wheel Services, Refurbishment & Parts Segment
Wheel Services, Refurbishment & Parts revenue was $97.1 million for the three months ended November 30, 2010 compared to revenue of $93.0 million in the prior comparable period. The increase of $4.1 million was primarily due to higher sales volumes due to an increase in maintenance and repair work. Also during the quarter a gain of $1.9 million was recorded on insurance proceeds related to the January 2009 fire at one of our facilities. These higher revenues were partially offset by reduced volume demand for wheel services. Scrap volumes also declined from the previous comparable period, but were partially offset by improved scrap metal pricing.
Wheel Services, Refurbishment & Parts margin as a percentage of revenue was 11.0% for the three months ended November 30, 2010 compared to 10.4% for the three months ended November 30, 2009. The increase was primarily the result of improved efficiencies and cost structure at our repair facilities due to the higher volumes of workflow, the gain from the insurance proceeds which has no associated cost of revenues and favorable scrap metal pricing. These factors were partially offset by lower wheelset volumes and a change in product mix.

THE GREENBRIER COMPANIES, INC.
Leasing & Services Segment
Leasing & Services revenue was $18.9 million for the three months ended November 30, 2010 compared to $18.6 million for the three months ended November 30, 2009. The increase was primarily a result of increased management services revenues and rents earned on assets held for sale. These factors were partially offset by reduced rental rates on certain lease renewals and lower gains on sale of assets from the lease fleet.
Pre-tax gains on sale of $0.6 million were realized on the disposition of leased equipment, compared to $0.9 million in the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.
Leasing & Services margin as a percentage of revenue was 51.6% and 41.4% for the three-month periods ended November 30, 2010 and 2009. The increase was primarily a result of increased rents earned on assets held for sale which have no associated cost of revenue, maintenance reserve adjustments and improved lease fleet margins as a result of lower operating costs. These were partially offset by lower gains on sales of assets from the lease fleet.
The percentage of owned units on lease as of November 30, 2010 was 96.7% compared to 91.3% at November 30, 2009.
Other Costs
Selling and administrative expense was $17.9 million for the three months ended November 30, 2010 compared to $16.2 million for the comparable prior period, an increase of $1.7 million. The increase was primarily due to employee related costs, consulting activities, revenue based fees paid to our joint venture partners in Mexico due to higher activity levels and a contractual increase in fee percentages for services provided, computer maintenance and depreciation. These increases were partially offset by lower legal expenses and the reversal of certain reserves in the prior year.
Interest and foreign exchange expense was $10.3 million for the three months ended November 30, 2010, compared to $11.1 million in the prior comparable period.

	Three Months Ended
	November 30,		Increase
(In thousands)	2010	2009	(decrease)
Interest and foreign exchange:
Interest and other expense	$8,599	$8,808	$(209)
Accretion of term loan debt discount	1,069	1,118	(49)
Accretion of convertible debt discount	729	998	(269)
Foreign exchange gain (loss)	(93)	188	(281)

	$10,304	$11,112	$(808)

Interest and other expense decreased due to lower debt levels and favorable interest rates on our variable debt. The decrease in the accretion of the convertible debt discounts was due to the proportionate write-off of the debt discount in the previous year associated with the partial retirement of the convertible senior notes.
Income Tax
The tax rate for the three months ended November 30, 2010 was 29.4% as compared to 44.0% in the prior comparable period. The provision for income taxes is based on projected consolidated results of operations and geographical mix of earnings for the entire year which resulted in an estimated 29.4% annual effective tax rate on pre-tax results for fiscal year 2011. The effective tax rate fluctuates from year to year due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating results for certain operations with no related tax effect. Relatively large changes in tax rates are the result of relatively small pre-tax operating profits and losses in comparison to the amount of taxes recorded.

THE GREENBRIER COMPANIES, INC.
Loss from Unconsolidated Affiliates
Losses from unconsolidated affiliates were $0.6 million for the three months ended November 30, 2010 and $0.2 million for the three months ended November 30, 2009. Losses for the three months ended November 30, 2010 include losses from our castings joint venture and from WLR — Greenbrier Rail Inc. The prior year comparable period consisted entirely of results from our castings joint venture.
Noncontrolling Interest
Noncontrolling interest primarily represents our joint venture partner’s share in the earnings (losses) of our Mexican railcar manufacturing joint venture that began production in fiscal year 2007.
Liquidity and Capital Resources
We have been financed through cash generated from operations, borrowings and issuance of stock. During the quarter ended November 30, 2010, cash and cash equivalents decreased $49.7 million to $49.2 million from $98.9 million at August 31, 2010. Subsequent to quarter end, we received approximately $62.9 million in net proceeds from the sale of 3,000,000 shares of our common stock.
Cash used in operations was $47.4 million for the three months ended November 30, 2010 compared to cash provided by operations for the three months ended November 30, 2009 of $5.1 million. The decrease was primarily due to a change in working capital needs as we ramp up production levels.
Cash used in investing activities, primarily for capital expenditures, was $7.8 million for the three months ended November 30, 2010 compared to $11.9 million in the prior comparable period.
Capital expenditures totaled $11.5 million and $11.9 million for the three months ended November 30, 2010 and 2009. Of these capital expenditures, approximately $1.4 million and $8.4 million were attributable to Leasing & Services operations. Leasing & Services capital expenditures for 2011, net of proceeds from sales of equipment, are expected to be approximately $40.0 million. We regularly sell assets from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures. Proceeds from sales of equipment were $4.1 million and $2.7 million for the three months ended November 30, 2010 and 2009.
Approximately $5.8 million and $0.6 million of capital expenditures for the three months ended November 30, 2010 and 2009 were attributable to Manufacturing operations. Capital expenditures for Manufacturing operations are expected to be approximately $19.0 million in 2011 and primarily relate to enhancements to existing manufacturing facilities and ERP implementation.
Wheel Services, Refurbishment & Parts capital expenditures for the three months ended November 30, 2010 and 2009 were $4.3 million and $2.9 million and are expected to be approximately $28.0 million in 2011 for the opening of a new wheel services facility to replace one previously destroyed by fire, maintenance and improvement of existing facilities and information systems implementation.
Cash provided by financing activities was $6.0 million for the three months ended November 30, 2010 compared to cash used in financing activities of $3.4 million for the three months ended November 30, 2009. During the three months ended November 30, 2010 we received $7.2 million in net proceeds from revolving notes borrowings and repaid $1.2 million in term debt. During the three months ended November 30, 2009 we repaid $3.9 million in net revolving credit lines and $1.2 million in term debt. This was partially offset by $1.7 million received in net proceeds from a new term loan borrowing.
All amounts originating in foreign currency have been translated at the November 30, 2010 exchange rate for the following discussion. As of November 30, 2010 senior secured credit facilities, consisting of three components, aggregated $121.2 million. A $100.0 million revolving line of credit, maturing November 2011, is secured by substantially all of our assets in the United States not otherwise pledged as security for term loans. The facility is available to provide working capital and interim financing of equipment, principally for the United States and Mexican operations. Advances under this revolving credit facility bear interest at variable rates that depend on the

THE GREENBRIER COMPANIES, INC.
type of borrowing and the defined ratio of debt to total capitalization. In addition, current lines of credit totaling $11.2 million secured by substantially all of our European assets, with various variable rates, are available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from April 2011 through June 2011. The Mexican joint venture line of credit for up to $10.0 million is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5% and are due 180 days after the date of borrowing. Currently the Mexican joint venture can borrow on this facility through August 2011. As of November 30, 2010 outstanding borrowings under our facilities consists of $3.6 million in letters of credit outstanding under the North American credit facility, $3.7 million in revolving notes outstanding under the European credit facilities and $6.2 million outstanding under the joint venture credit facility.
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
Available borrowings under our credit facilities are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which, as of November 30, 2010 would allow for maximum additional borrowing of $123.9 million. The Company has an aggregate of $107.7 million available to draw down under the committed credit facilities as of November 30, 2010. This amount consists of $96.4 million available on the North American credit facility, $7.5 million on the European credit facilities and $3.8 million on the Mexican joint venture credit facility.
As of November 30, 2010, we had outstanding notes payable in an aggregate amount of approximately $500 million with maturities ranging from 2012 to 2015. For more information regarding our notes payable, see Note 16, Notes Payable, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended August 31, 2010.
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
In addition to the third party financing, Greenbrier has provided financing for a portion of the working capital needs of our Mexican joint venture through a secured, interest bearing loan. The balance of the loan was $19.0 million as of November 30, 2010.
In accordance with customary business practices in Europe, we have $9.3 million in bank and third party performance and warranty guarantee facilities, all of which have been utilized as of November 30, 2010. To date no amounts have been drawn under these performance and warranty guarantees.

THE GREENBRIER COMPANIES, INC.
We have $0.5 million in long-term advances to an unconsolidated affiliate which are secured by accounts receivable and inventory. As of November 30, 2010, this same unconsolidated affiliate had $0.2 million in third party debt for which we have guaranteed 33% or approximately $70 thousand. The facility has been idled and expects to restart production when demand returns. We, along with our partners, have made an additional equity investment during the first quarter of 2011, of which our share was $0.2 million. Additional investments may be required.
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
Foreign Currency Exchange Risk
We have operations in Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At November 30, 2010, $33.4 million of forecast sales in Europe were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results. We believe the exposure to foreign exchange risk is not material.
In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At November 30, 2010, net assets of foreign subsidiaries aggregated $24.9 million and a 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in equity of $2.5 million, 0.9% of total equity Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.
Interest Rate Risk
We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $45.3 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At November 30, 2010, 66% of our outstanding debt has fixed rates and 34% has variable rates. At November 30, 2010, a uniform 10% increase in interest rates would result in approximately $0.4 million of additional annual interest expense.

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

THE GREENBRIER COMPANIES, INC.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
There is hereby incorporated by reference the information disclosed in Note 13 to Consolidated Financial Statements, Part I of this quarterly report.
Item 1a. Risk Factors
This 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended August 31, 2010. Except for the changes listed below, there have been no other material changes in our risk factors described in our Annual Report on Form 10-K for the year ended August 31, 2010.
Our Level of Indebtedness and the Terms of our Indebtedness Could Adversely Affect our Business, Financial Condition and Liquidity.
We have a high level of indebtedness, a portion of which has variable interest rates. Our level of indebtedness, and the terms of our indebtedness could adversely affect our business, financial condition and liquidity. Although we intend to refinance our debt on or before maturity, there can be no assurance that we will be successful, or if we are able to refinance, that we will be able to do so at favorable rates and terms. If we are unable to successfully refinance our debt, we may have inadequate liquidity to fund our ongoing cash needs. In addition, our high level of indebtedness and financial covenants limit our ability to borrow additional amounts of money for working capital, capital expenditures or other purposes. We must dedicate a substantial portion of these funds to service debt, limiting our ability to use operating cash flow in other areas of our business. The limitations of our financial covenants, among other things, limit our ability to incur additional indebtedness or guarantees, pay dividends or repurchase stock, enter into sale leaseback transactions, create liens, sell assets, engage in transactions with affiliates, joint ventures and foreign subsidiaries, and engage in other transactions, including but not limited to loans, advances, equity investments and guarantees, enter into mergers, consolidations or sales of substantially all of its assets, and enter into new lines of business. The high amount of debt increases our vulnerability to general adverse economic and industry conditions and could limit our ability to take advantage of business opportunities and react to competitive pressures.
During Economic Downturns or in a Rising Interest Rate Environment, the Cyclical Nature of Our Business Results in Lower Demand for our Products and Reduced Revenue.
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
Our Backlog is Not Necessarily Indicative of the Level of Our Future Revenues.
Our manufacturing backlog represents future production for which we have written orders from our customers in various periods, and estimated potential revenue attributable to those orders. Some of this backlog is subject to our fulfillment of certain competitive conditions. Our reported backlog may not be converted to revenue in any particular period and some of our contracts permit cancellations without financial penalties or with limited compensation that would not replace lost revenue or margins. Actual revenue from such contracts may not equal our backlog revenues, and therefore, our backlog is not necessarily indicative of the level of our future revenues.

THE GREENBRIER COMPANIES, INC.
Railcar deliveries, which are the primary source of our manufacturing revenue, were approximately 2,500 units in the fiscal year ended August 31, 2010. We derive a significant amount of our revenue from a limited number of customers, the loss of or reduction of business from one or more of which could have an adverse effect on our business. A significant portion of our revenue and backlog is generated from a few major customers. We cannot be assured that our customers will continue to use our products or services or that they will continue to do so at historical levels. A reduction in the purchase or leasing of our products or a termination of our services by one or more of our major customers could have an adverse effect on our business and operating results.
We Face Aggressive Competition by a Concentrated Group of Competitors.
We face aggressive competition by a concentrated group of competitors in all geographic markets and in each industry sector in which we operate and a number of factors may influence our performance, including without limitation: fluctuations in the demand for newly manufactured railcars or marine barges; fluctuations in demand for wheel services, refurbishment and parts; our ability to adjust to the cyclical nature of the industries in which we operate; delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase the amount of products or services under the contracts as anticipated; domestic and global economic conditions including such matters as embargoes or quotas; growth or reduction in the surface transportation industry; steel and specialty component price fluctuations, scrap surcharges, steel scrap prices and other commodity price fluctuations and their impact on product demand and margin; loss of business from, or a decline in the financial condition of, any of the principal customers that represent a significant portion of our total revenues; competitive factors, including introduction of competitive products, new entrants into certain of our markets, price pressures, limited customer base and competitiveness of our manufacturing facilities and products; industry overcapacity and our manufacturing capacity utilization; and other risks, uncertainties and factors identified in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

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

THE GREENBRIER COMPANIES, INC.
Date: January 7, 2011	By:	/s/ Mark J. Rittenbaum
Mark J. Rittenbaum
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 7, 2011	By:	/s/ James W. Cruckshank
James W. Cruckshank
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)