Form 10-Q
period 2011-02-28
GREENBRIER COMPANIES INC
filed 2011-04-07
CIK 923120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended February 28, 2011

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
The number of shares of the registrant’s common stock, without par value, outstanding on March 30, 2011 was 24,909,200 shares.

THE GREENBRIER COMPANIES, INC.
Forward-Looking Statements
From time to time, The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) or their representatives have made or may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission, including this filing on Form 10-Q. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:
•	availability of financing sources and borrowing base for working capital, other business development activities, capital spending and railcar and marine warehousing activities;

•	ability to renew, maintain or obtain sufficient lines of credit and performance guarantees on acceptable terms;

•	ability to utilize beneficial tax strategies;

•	ability to grow our wheel services, refurbishment and parts, and lease fleet and management services businesses;

•	ability to obtain sales contracts which provide adequate protection against increased costs of materials and components;

•	ability to obtain adequate insurance coverage at acceptable rates;

•	ability to obtain adequate certification and licensing of products; and

•	short- and long-term revenue and earnings effects of the above items.
The following factors, among others, could cause actual results or outcomes to differ materially from the forward-looking statements:
•	fluctuations in demand for newly manufactured railcars or marine barges;

•	fluctuations in demand for wheel services, refurbishment and parts;

•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase the amount of products or services under the contracts as anticipated;

•	ability to maintain sufficient availability of credit facilities and to maintain compliance with or to obtain appropriate amendments to covenants under various credit agreements;

•	domestic and global economic conditions including such matters as embargoes or quotas;

•	U.S., Mexican and other global political or security conditions including such matters as terrorism, war, civil disruption and crime;

•	growth or reduction in the surface transportation industry;

•	ability to maintain good relationships with third party labor providers or collective bargaining units;

•	steel and specialty component price fluctuations and availability, scrap surcharges, steel scrap prices and other commodity price fluctuations and availability and their impact on product demand and margin;

•	delay or failure of acquired businesses, assets, start-up operations, or new products or services to compete successfully;

•	changes in product mix and the mix of revenue levels among reporting segments;

•	labor disputes, energy shortages or operating difficulties that might disrupt operations or the flow of cargo;

•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of alliance partners, subcontractors or suppliers;

•	ability to renew or replace expiring customer contracts on satisfactory terms;

•	ability to obtain and execute suitable contracts for railcars held for sale;

•	lower than anticipated lease renewal rates, earnings on utilization based leases or residual values for leased equipment;

•	discovery of defects in railcars resulting in increased warranty costs or litigation;

•	resolution or outcome of pending or future litigation and investigations;

•	natural disasters or severe weather patterns that may affect either us, our suppliers or our customers;

THE GREENBRIER COMPANIES, INC.
•	loss of business from, or a decline in the financial condition of, any of the principal customers that represent a significant portion of our total revenues;

•	competitive factors, including introduction of competitive products, new entrants into certain of our markets, price pressures, limited customer base, and competitiveness of our manufacturing facilities and products;

•	industry overcapacity and our manufacturing capacity utilization;

•	decreases or write-downs in carrying value of inventory, goodwill, intangibles or other assets due to impairment;

•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

•	changes in future maintenance or warranty requirements;

•	ability to adjust to the cyclical nature of the industries in which we operate;

•	changes in interest rates and financial impacts from interest rates;

•	ability and cost to maintain and renew operating permits;

•	actions by various regulatory agencies;

•	changes in fuel and/or energy prices;

•	risks associated with our intellectual property rights or those of third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;

•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;

•	availability of a trained work force and availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;

•	failure to successfully integrate acquired businesses;

•	discovery of previously unknown liabilities associated with acquired businesses;

•	failure of or delay in implementing and using new software or other technologies;

•	ability to replace maturing lease and management services revenue and earnings with revenue and earnings from new commercial transactions, including new railcar leases, additions to the lease fleet and new management services contracts;

•	credit limitations upon our ability to maintain effective hedging programs; and

•	financial impacts from currency fluctuations and currency hedging activities in our worldwide operations.
Any forward-looking statements should be considered in light of these factors. Words such as “anticipates,” “believes,” “forecast,” “potential,” “goal,” “contemplates,” “expects,” “intends,” “plans,” “projects,” “hopes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “designed to,” “foreseeable future” and similar expressions identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You are cautioned not to put undue reliance on any forward-looking statements. Except as otherwise required by law, we do not assume any obligation to update any forward-looking statements.
All references to years refer to the fiscal years ended August 31st unless otherwise noted

THE GREENBRIER COMPANIES, INC.
PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
Consolidated Balance Sheets
(In thousands, unaudited)

	February 28,	August 31,
	2011	2010
Assets
Cash and cash equivalents	$99,089	$98,864
Restricted cash	1,927	2,525
Accounts receivable, net	115,465	89,252
Inventories	250,379	204,626
Assets held for sale	62,566	12,804
Equipment on operating leases, net	295,414	302,663
Investment in direct finance leases	131	1,795
Property, plant and equipment, net	144,163	132,614
Goodwill	137,066	137,066
Intangibles and other assets	84,837	90,679

	$1,191,037	$1,072,888

Liabilities and Equity
Revolving notes	$10,000	$2,630
Accounts payable and accrued liabilities	226,285	181,638
Deferred income taxes	85,805	81,136
Deferred revenue	5,791	11,377
Notes payable	499,997	498,700

Commitments and contingencies (Note 13)

Equity:
Greenbrier
Preferred stock — without par value; 25,000 shares authorized; none outstanding	—	—
Common stock — without par value; 50,000 shares authorized; 24,909 and 21,875 shares outstanding at February 28, 2011 and August 31, 2010	—	—
Additional paid-in capital	237,781	172,426
Retained earnings	117,862	120,716
Accumulated other comprehensive loss	(4,462)	(7,204)

Total equity Greenbrier	351,181	285,938

Noncontrolling interest	11,978	11,469

Total equity	363,159	297,407

	$1,191,037	$1,072,888

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Revenue
Manufacturing	$156,621	$88,065	$242,062	$148,143
Wheel Services, Refurbishment & Parts	112,015	94,329	209,160	187,310
Leasing & Services	17,665	17,556	36,523	36,189

	286,301	199,950	487,745	371,642

Cost of revenue
Manufacturing	147,552	81,608	227,300	137,455
Wheel Services, Refurbishment & Parts	101,413	83,387	187,824	166,673
Leasing & Services	8,725	10,789	17,845	21,707

	257,690	175,784	432,969	325,835

Margin	28,611	24,166	54,776	45,807

Other costs
Selling and administrative	17,693	16,958	35,632	33,166
Interest and foreign exchange	10,536	12,406	20,839	23,517

	28,229	29,364	56,471	56,683
Earnings (loss) before income taxes and loss from unconsolidated affiliates	382	(5,198)	(1,695)	(10,876)
Income tax benefit (expense)	(100)	944	512	3,444

Earnings (loss) before loss from unconsolidated affiliates	282	(4,254)	(1,183)	(7,432)

Loss from unconsolidated affiliates	(575)	(131)	(1,162)	(314)

Net loss	(293)	(4,385)	(2,345)	(7,746)
Net earnings attributable to noncontrolling interest	(257)	(367)	(509)	(250)

Net loss attributable to Greenbrier	$(550)	$(4,752)	$(2,854)	$(7,996)

Basic loss per common share	$(0.02)	$(0.28)	$(0.13)	$(0.47)

Diluted loss per common share	$(0.02)	$(0.28)	$(0.13)	$(0.47)

Weighted average common shares:
Basic	23,310	17,113	22,030	17,100
Diluted	23,310	17,113	22,030	17,100
The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statement of Equity and Comprehensive Income (Loss)
(In thousands, except per share amounts, unaudited)

	Attributable to Greenbrier
				Accumulated Other	Attributable to
	Common Stock	Additional Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Capital	Earnings	Income (Loss)	Interest	Equity

Balance September 1, 2010	21,875	$172,426	$120,716	$(7,204)	$11,469	$297,407
Net earnings (loss)	—	—	(2,854)	—	509	(2,345)
Translation adjustment	—	—	—	2,277	—	2,277
Reclassification of derivative financial instruments recognized in net loss (net of tax effect)	—	—	—	(106)	—	(106)
Unrealized gain on derivative financial instruments (net of tax effect)	—	—	—	571	—	571

Comprehensive income						397
Net proceeds from equity offering	3,000	62,775	—	—	—	62,775
Restricted stock awards (net of cancellations)	29	600	—	—	—	600
Unamortized restricted stock	—	(600)	—	—	—	(600)
Restricted stock amortization	—	2,554	—	—	—	2,554
Stock options exercised	5	26	—	—	—	26

Balance February 28, 2011	24,909	$237,781	$117,862	$(4,462)	$11,978	$363,159

	Attributable to Greenbrier
				Accumulated Other	Attributable to
	Common Stock	Additional Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Capital	Earnings	Income (Loss)	Interest	Equity

Balance September 1, 2009	17,094	$117,077	$116,439	$(9,790)	$8,724	$232,450
Net earnings (loss)	—	—	(7,996)	—	250	(7,746)
Translation adjustment	—	—	—	(267)	—	(267)
Reclassification of derivative financial instruments recognized in net loss (net of tax effect)	—	—	—	(1,049)	—	(1,049)
Unrealized gain on derivative financial instruments (net of tax effect)	—	—	—	2,459	—	2,459

Comprehensive loss						(6,603)
Noncontrolling interest adjustments	—	—	—	—	(1,309)	(1,309)
Restricted stock awards (net of cancellations)	42	397	—	—	—	397
Unamortized restricted stock	—	(397)	—	—	—	(397)
Restricted stock amortization	—	2,737	—	—	—	2,737
Excess tax expense of stock options exercised	—	(130)	—	—	—	(130)

Balance February 28, 2010	17,136	$119,684	$108,443	$(8,647)	$7,665	$227,145

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	February 28,
	2011	2010
Cash flows from operating activities
Net loss	$(2,345)	$(7,746)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	4,669	7,727
Depreciation and amortization	18,626	18,616
Gain on sales of equipment	(2,594)	(951)
Accretion of debt discount	3,620	4,263
Stock based compensation expense	2,554	2,737
Other	55	(1,252)
Decrease (increase) in assets:
Accounts receivable	(24,360)	(2,913)
Inventories	(44,563)	(13,349)
Assets held for sale	(49,329)	10,610
Other	4,393	2,268
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	43,006	(6,810)
Deferred revenue	(5,477)	(5,410)

Net cash provided by (used in) operating activities	(51,745)	7,790

Cash flows from investing activities
Principal payments received under direct finance leases	43	235
Proceeds from sales of equipment	13,752	3,069
Investment in and advances to unconsolidated affiliates	(279)	(450)
Decrease (increase) in restricted cash	598	(66)
Capital expenditures	(30,132)	(19,616)

Net cash used in investing activities	(16,018)	(16,828)

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	(2,888)	1,541
Proceeds from revolving notes with maturities longer than 90 days	10,000	—
Net proceeds from issuance of notes payable	—	1,712
Repayments of notes payable	(2,323)	(4,041)
Gross proceeds from equity offering	63,180	—
Expenses from equity offering	(405)	—
Other	26	—

Net cash provided by (used in) financing activities	67,590	(788)

Effect of exchange rate changes	398	1,546
Increase (decrease) in cash and cash equivalents	225	(8,280)
Cash and cash equivalents
Beginning of period	98,864	76,187

End of period	$99,089	$67,907

Cash paid during the period for
Interest	$14,073	$13,796
Income taxes paid, net of refunds	$513	$865
The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Interim Financial Statements
The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of February 28, 2011 and for the three and six months ended February 28, 2011 and 2010 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results and cash flows for the periods indicated. The results of operations for the three and six months ended February 28, 2011 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2011.
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
Reclassifications — Certain reclassifications have been made to prior year’s Consolidated Financial Statements to conform to the 2011 presentation of inventory and assets held for sale.
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
Note 2 — Inventories
(In thousands)

	February 28,	August 31,
	2011	2010
Supplies and raw materials	$142,052	$119,306
Work-in-process	92,794	70,394
Finished goods	19,541	19,022
Lower of cost or market adjustment	(4,008)	(4,096)

	$250,379	$204,626

THE GREENBRIER COMPANIES, INC.
Note 3 — Assets Held for Sale
Assets held for sale consist of new and used railcars and marine barges principally placed on lease with the intent to sell. As of February 28, 2011 Assets held for sale was $62.6 million compared to $12.8 million as of August 31, 2010.
Note 4 — Intangibles and other assets
Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.
The following table summarizes the Company’s identifiable intangible assets balance:
(In thousands)

	February 28,	August 31,
	2011	2010
Intangible assets subject to amortization:
Customer relationships	$66,825	$66,825
Accumulated amortization	(15,777)	(13,701)

Other intangibles	5,180	5,003
Accumulated amortization	(3,208)	(2,845)

	53,020	55,282
Intangible assets not subject to amortization	912	912
Prepaid and other assets	30,905	34,485

Total intangible and other assets	$84,837	$90,679

Intangible assets with finite lives are amortized using the straight line method over their estimated useful lives and include the following: proprietary technology, 10 years; trade names, 5 years; patents, 11 years; and long-term customer agreements and relationships, 5 to 20 years. Amortization expense for the three and six months ended February 28, 2011 was $1.2 million and $2.4 million and for the three and six months ended February 28, 2010 was $1.2 million and $2.4 million. Amortization expense for the years ending August 31, 2011, 2012, 2013, 2014 and 2015 is expected to be $4.7 million, $4.5 million, $4.4 million, $4.3 million and $4.3 million.
Note 5 — Revolving Notes
All amounts originating in foreign currency have been translated at the February 28, 2011 exchange rate for the following discussion. As of February 28, 2011 senior secured credit facilities, consisting of three components, aggregated $122.2 million. As of February 28, 2011 a $100.0 million revolving line of credit secured by substantially all the Company’s assets in the United States not otherwise pledged as security for term loans, maturing November 2011, was available to provide working capital and interim financing of equipment, principally for the United States and Mexican operations. Advances under this facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios. In addition, as of February 28, 2011, lines of credit totaling $12.2 million secured by certain of the Company’s European assets, with various variable rates, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from June 2011 through April 2012. In addition, the Company’s Mexican joint venture obtained a line of credit of up to $10.0 million secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5% and are due 180 days after the date of borrowing. Currently the outstanding advances have maturities that range from April 2011 to July 2011. The Mexican joint venture will be able to draw against the facility through August 2011.

THE GREENBRIER COMPANIES, INC.
As of February 28, 2011 outstanding borrowings under these facilities consists of $3.6 million in letters of credit outstanding under the North American credit facility and $10.0 million outstanding under the Mexican joint venture credit facility.
Note 6 — Accounts Payable and Accrued Liabilities
(In thousands)

	February 28,	August 31,
	2011	2010
Trade payables and other accrued	$187,354	$141,767
Accrued payroll and related liabilities	19,919	19,025
Accrued maintenance	10,913	12,460
Accrued warranty	6,381	6,304
Other	1,718	2,082

	$226,285	$181,638

Note 7 — Warranty Accruals
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
Warranty accrual activity:
(In thousands)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Balance at beginning of period	$6,284	$7,814	$6,304	$8,184
Charged to cost of revenue	501	(1)	650	101
Payments	(426)	(302)	(600)	(797)
Currency translation effect	22	(31)	27	(8)

Balance at end of period	$6,381	$7,480	$6,381	$7,480

Note 8 — Equity
On December 16, 2010, the Company issued 3,000,000 shares of its common stock in an underwritten at-the-market public offering at $21.06 per share, less expenses. Greenbrier’s management has broad discretion to allocate the net proceeds of $62.8 million from the offering for such purposes as working capital, capital expenditures, repayment or repurchase of a portion of the Company’s indebtedness or acquisitions of, or investment in, complementary businesses and products.

THE GREENBRIER COMPANIES, INC.
Note 9 — Loss Per Share
The shares used in the computation of the Company’s basic and diluted earnings (loss) per common share attributable to Greenbrier are reconciled as follows:
(In thousands)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Weighted average basic common shares outstanding (1)	23,310	17,113	22,030	17,100
Dilutive effect of employee stock options (2)	—	—	—	—
Dilutive effect of warrants—treasury stock method (2)	—	—	—	—

Weighted average diluted common shares outstanding	23,310	17,113	22,030	17,100

(1)	Excludes 1.1 million shares of unvested restricted stock for the three and six months ended February 28, 2011 due to net loss.

(2)	Dilutive effect of common stock equivalents is excluded from per share calculations for the three and six months ended February 28, 2011 and 2010 due to net loss. The dilutive effect of warrants of 3.4 million shares were excluded from per share calculations for all periods presented due to net loss.
Note 10 — Stock Based Compensation
All stock options vested prior to September 1, 2005 and accordingly no compensation expense was recorded for stock options for the three and six months ended February 28, 2011 and 2010. There were no stock options outstanding as of February 28, 2011. The value of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period which is generally one to five years. For the three and six months ended February 28, 2011, $1.3 million and $2.6 million in compensation expense was recorded for restricted stock grants. For the three and six months ended February 28, 2010, $1.4 million and $2.7 million in compensation expense was recorded for restricted stock grants.
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
At February 28, 2011 exchange rates, forward exchange contracts for the purchase of Polish Zloty and the sale of Euros aggregated $48.7 million. Adjusting the foreign currency exchange contracts to the fair value of the cash flow hedges at February 28, 2011 resulted in an unrealized pre-tax gain of $12 thousand that was recorded in accumulated other comprehensive loss. The fair value of the contracts is included in accounts payable and accrued liabilities when there is a loss, or accounts receivable when there is a gain, on the Consolidated Balance Sheet. As the contracts mature at various dates through February 2012, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations in Interest and foreign exchange.
At February 28, 2011, an interest rate swap agreement had a notional amount of $44.9 million and matures March 2014. The fair value of this cash flow hedge at February 28, 2011 resulted in an unrealized pre-tax loss of $4.0 million. The loss is included in accumulated other comprehensive loss and the fair value of the contract is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from accumulated other comprehensive loss and charged or credited to interest expense. At February 28, 2011 interest rates, approximately $1.3 million would be reclassified to interest expense in the next 12 months.

THE GREENBRIER COMPANIES, INC.
Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		February 28,	August 31,		February 28,	August 31,
	Balance sheet	2011	2010	Balance sheet	2011	2010
(In thousands)	location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives designated as hedging instruments

Foreign forward exchange contracts	Accounts receivable	$473	$573	Accounts payable and accrued liabilities	$183	$215

Interest rate swap contracts	Other assets	—	—	Accounts payable and accrued liabilities	4,020	5,141

		$473	$573		$4,203	$5,356

Derivatives not designated as hedging instruments

Foreign forward exchange contracts	Accounts receivable	$74	$111	Accounts payable and accrued liabilities	$—	$14
The Effect of Derivative Instruments on the Statement of Operations

		Loss recognized in income on derivative
Derivatives in cash flow hedging	Location of loss recognized in income on	Six months ended February 28,
relationships	Derivative	2011	2010
Foreign forward exchange contract	Interest and foreign exchange	$(49)	$(243)

Loss recognized on
Location of loss	derivative
Gain (loss)	in income on	(ineffective portion
Gain (loss)	Location of	reclassified from	derivative	and amount
recognized in OCI on	gain (loss)	accumulated OCI into	(ineffective	excluded from
derivatives (effective	reclassified	income (effective	portion and	effectiveness
Derivatives in	portion)	from	portion)	amount	testing)
cash flow	Six months ended	accumulated	Six months ended	excluded from	Six months ended
hedging	February 28,	OCI into	February 28,	effectiveness	February 28,
relationships	2011	2010	income	2011	2010	testing)	2011	2010
Foreign forward exchange contracts	$196	$1,163	Revenue	$435	$(59)	Interest and foreign exchange	$—	$—

Interest rate swap contracts	2,010	(410)	Interest and foreign exchange	(889)	(908)	Interest and foreign exchange	—	—

$2,206	$753	$(454)	$(967)	$—	$—

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

THE GREENBRIER COMPANIES, INC.
The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.
(In thousands)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Revenue:
Manufacturing	$168,942	$73,990	$295,570	$148,567
Wheel Services, Refurbishment & Parts	121,652	95,476	224,822	188,660
Leasing & Services	17,900	17,787	36,776	36,664
Intersegment eliminations	(22,193)	12,697	(69,423)	(2,249)

	$286,301	$199,950	$487,745	$371,642

Margin:
Manufacturing	$9,069	$6,457	$14,762	$10,688
Wheel Services, Refurbishment & Parts	10,602	10,942	21,336	20,637
Leasing & Services	8,940	6,767	18,678	14,482

Segment margin total	28,611	24,166	54,776	45,807
Less unallocated expenses:
Selling and administrative	17,693	16,958	35,632	33,166
Interest and foreign exchange	10,536	12,406	20,839	23,517

Earnings (loss) before income taxes and loss from unconsolidated affiliates	$382	$(5,198)	$(1,695)	$(10,876)

Note 13 — Commitments and Contingencies
Environmental studies have been conducted of the Company’s owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting Greenbrier’s facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). Greenbrier and more than 140 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company, have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. A draft of the RI study was submitted on October 27, 2009. The Feasibility Study is being developed and is expected to be submitted in the fourth calendar quarter of 2011. Eighty-two parties have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately 110 additional parties have signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc.et al, US District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has now been stayed by the court, pending completion of the RI/FS. In addition, the Company has entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. The Company is also conducting groundwater remediation relating to a historical spill on the property which antedates its ownership.

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
The Company delivered 500 railcar units during fiscal year 2009 for which the Company has an obligation to guarantee the purchaser minimum earnings. The obligation expires December 31, 2011. The maximum potential obligation totaled $13.1 million and in certain defined instances the obligation may be reduced due to early termination. Upon delivery of the railcar units, the entire purchase price was recorded as revenue and paid in full. The minimum earnings due to the purchaser were considered a reduction of revenue and were recorded as deferred revenue. The purchaser has agreed to utilize the railcars on a preferential basis, and the Company is entitled to re-market the railcar units when they are not being utilized by the purchaser during the obligation period. Any earnings generated from the railcar units will offset the obligation and be recognized as revenue and margin in future periods. As of February 28, 2011, the Company has $4.6 million of the potential obligation remaining in deferred revenue.
The Company has entered into contingent rental assistance agreements, aggregating up to a maximum of $5.5 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods of up to two years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three and six

THE GREENBRIER COMPANIES, INC.
months ended February 28, 2011 an accrual of $5 thousand was recorded to cover future obligations. For the three and six months ended February 28, 2010 an accrual of $0.1 million and $0.2 million was made to cover estimated obligations as management determined no additional rental shortfall was probable. There was no remaining balance of the accrued liability as February 28, 2011. All of these agreements were entered into prior to December 31, 2002 and have not been modified since.
In accordance with customary business practices in Europe, the Company has $8.9 million in bank and third party performance and warranty guarantee facilities, all of which have been utilized as of February 28, 2011. To date no amounts have been drawn under these performance and warranty guarantee facilities.
At February 28, 2011, the Mexican joint venture had $11.2 million of third party debt, for which the Company has guaranteed 50% or approximately $5.6 million.
At February 28, 2011, an unconsolidated affiliate had $0.1 million of third party debt, for which the Company has guaranteed 33% or approximately $41 thousand. In the event that there is a change in control or insolvency by any of the three 33% investors that have guaranteed the debt, the remaining investors’ share of the guarantee will increase proportionately.
As of February 28, 2011 the Company has outstanding letters of credit aggregating $3.6 million associated with facility leases and payroll.
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
Level 1 —	observable inputs such as unadjusted quoted prices in active markets for identical instruments;

Level 2 —	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and

Level 3 —	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value on a recurring basis as of February 28, 2011 are:

(In thousands)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$547	$—	$547	$—
Nonqualified savings plan	6,895	6,895	—	—
Cash equivalents	25,101	25,101	—	—

	$32,543	$31,996	$547	$—

Liabilities:
Derivative financial instruments	$4,203	$—	$4,203	$—

(1)	Level 2 assets include derivative financial instruments which are valued based on significant observable inputs. See Note 11 Derivative Instruments for further discussion.

THE GREENBRIER COMPANIES, INC.
Assets and liabilities measured at fair value on a recurring basis as of August 31, 2010 are:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$684	$—	$684	$—
Nonqualified savings plan	6,489	6,489	—	—
Cash equivalents	57,300	57,300	—	—

	$64,473	$63,789	$684	$—

Liabilities:
Derivative financial instruments	$5,370	$—	$5,370	$—
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
The following represents the supplemental condensed consolidating financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of February 28, 2011 and August 31, 2010 and for the three and six months ended February 28, 2011 and 2010. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation. Certain reclassifications between Combined Non Guarantor Subsidiaries and Eliminations have been made to prior year’s condensed consolidating statements to conform to the current year presentation.

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
   Condensed Consolidating Balance Sheet
   February 28, 2011
   (In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$91,718	$59	$7,312	$—	$99,089
Restricted cash	—	1,927	—	—	1,927
Accounts receivable/intercompany receivable (payable), net	84,705	39,305	(8,546)	1	115,465
Inventories	—	143,483	106,924	(28)	250,379
Assets held for sale	—	62,566	—	—	62,566
Equipment on operating leases, net	—	297,446	—	(2,032)	295,414
Investment in direct finance leases	—	131	—	—	131
Property, plant and equipment, net	6,724	95,106	42,333	—	144,163
Goodwill	—	137,066	—	—	137,066
Intangibles and other assets	543,395	96,333	2,624	(557,515)	84,837

	$726,542	$873,422	$150,647	$(559,574)	$1,191,037

Liabilities and Equity
Revolving notes	$—	$—	$10,000	$—	$10,000
Accounts payable and accrued liabilities	11,644	144,515	70,125	1	226,285
Deferred income taxes	1,298	90,412	(5,420)	(485)	85,805
Deferred revenue	544	5,138	109	—	5,791
Notes payable	361,875	136,908	1,214	—	499,997

Total equity Greenbrier	351,181	496,449	62,641	(559,090)	351,181
Noncontrolling interest	—	—	11,978	—	11,978

Total Equity	351,181	496,449	74,619	(559,090)	363,159

	$726,542	$873,422	$150,647	$(559,574)	$1,191,037

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
   Condensed Consolidating Statement of Operations
   For the three months ended February 28, 2011
   (In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$977	$79,347	$114,276	$(37,979)	$156,621
Wheel Services, Refurbishment & Parts	—	116,868	—	(4,853)	112,015
Leasing & Services	352	17,600	—	(287)	17,665

	1,329	213,815	114,276	(43,119)	286,301

Cost of revenue
Manufacturing	—	80,453	105,073	(37,974)	147,552
Wheel Services, Refurbishment & Parts	—	106,245	—	(4,832)	101,413
Leasing & Services	—	8,743	—	(18)	8,725

	—	195,441	105,073	(42,824)	257,690

Margin	1,329	18,374	9,203	(295)	28,611

Other costs
Selling and administrative	7,960	5,246	4,487	—	17,693
Interest and foreign exchange	9,195	1,008	625	(292)	10,536

	17,155	6,254	5,112	(292)	28,229
Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(15,826)	12,120	4,091	(3)	382

Income tax (expense) benefit	6,364	(5,362)	(1,101)	(1)	(100)

	(9,462)	6,758	2,990	(4)	282

Earnings (loss) from unconsolidated affiliates	8,912	1,795	—	(11,282)	(575)

Net earnings (loss)	(550)	8,553	2,990	(11,286)	(293)

Net earnings attributable to noncontrolling interest	—	—	(257)	—	(257)

Net earnings (loss) attributable to Greenbrier	$(550)	$8,553	$2,733	$(11,286)	$(550)

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
  Condensed Consolidating Statement of Operations
  For the six months ended February 28, 2011
  (In thousands, unaudited)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$977	$111,223	$201,603	$(71,741)	$242,062
Wheel Services, Refurbishment & Parts	—	217,229	—	(8,069)	209,160
Leasing & Services	697	36,266	—	(440)	36,523

	1,674	364,718	201,603	(80,250)	487,745

Cost of revenue
Manufacturing	—	114,282	184,755	(71,737)	227,300
Wheel Services, Refurbishment & Parts	—	195,865	—	(8,041)	187,824
Leasing & Services	—	17,881	—	(36)	17,845

	—	328,028	184,755	(79,814)	432,969

Margin	1,674	36,690	16,848	(436)	54,776

Other costs
Selling and administrative	15,982	10,571	9,079	—	35,632
Interest and foreign exchange	18,382	2,062	980	(585)	20,839

	34,364	12,633	10,059	(585)	56,471
Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(32,690)	24,057	6,789	149	(1,695)
Income tax (expense) benefit	12,549	(10,420)	(1,614)	(3)	512

	(20,141)	13,637	5,175	(146)	(1,183)

Earnings (loss) from unconsolidated affiliates	17,287	2,400	—	(20,849)	(1,162)

Net earnings (loss)	(2,854)	16,037	5,175	(20,703)	(2,345)

Net earnings attributable to noncontrolling interest	—	—	(509)	—	(509)

Net earnings (loss) attributable to Greenbrier	$(2,854)	$16,037	$4,666	$(20,703)	$(2,854)

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
  Condensed Consolidating Statement of Cash Flows
  For the six months ended February 28, 2011
  (In thousands, unaudited)

			Combined
		Combined Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(2,854)	$16,037	$5,175	$(20,703)	$(2,345)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	570	2,830	1,265	4	4,669
Depreciation and amortization	1,232	14,520	2,910	(36)	18,626
Gain on sales of equipment	—	(2,452)	—	(142)	(2,594)
Accretion of debt discount	3,620	—	—	—	3,620
Stock based compensation	2,554	—	—	—	2,554
Other	—	54	1	—	55
Decrease (increase) in assets
Accounts receivable	5,127	(48,008)	18,521	—	(24,360)
Inventories	—	(5,355)	(39,236)	28	(44,563)
Assets held for sale	—	(50,347)	1,018	—	(49,329)
Other	2,174	1,838	381	—	4,393
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	464	31,922	10,619	1	43,006
Deferred revenue	(78)	(4,341)	(1,058)	—	(5,477)

Net cash provided by (used in) operating activities	12,809	(43,302)	(404)	(20,848)	(51,745)

Cash flows from investing activities:
Principal payments received under direct finance leases	—	43	—	—	43
Proceeds from sales of equipment	—	13,752	—	—	13,752
Investment in and net advances to unconsolidated affiliates	(17,287)	(3,840)	—	20,848	(279)
Intercompany advances	(535)	—	—	535	—
Increase in restricted cash	—	598	—	—	598
Capital expenditures	(1,245)	(21,145)	(7,742)	—	(30,132)

Net cash provided by (used in) investing activities	(19,067)	(10,592)	(7,742)	21,383	(16,018)

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	—	—	(2,888)	—	(2,888)
Proceeds from revolving notes with maturities longer than 90 days	—	—	10,000	—	10,000
Intercompany advances	(56,297)	54,157	2,675	(535)	—
Gross proceeds from equity offering	63,180	—	—	—	63,180
Expenses from equity offering	(405)	—	—	—	(405)
Repayments of notes payable	—	(2,121)	(202)	—	(2,323)
Other	26	—	—	—	26

Net cash provided by (used in ) financing activities	6,504	52,036	9,585	(535)	67,590

Effect of exchange rate changes	—	1,058	(660)	—	398
Increase (decrease) in cash and cash equivalents	246	(800)	779	—	225
Cash and cash equivalents
Beginning of period	91,472	859	6,533	—	98,864

End of period	$91,718	$59	$7,312	$—	$99,089

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
  Condensed Consolidating Balance Sheet
  August 31, 2010
  (In thousands, unaudited)

			Combined
		Combined Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$91,472	$859	$6,533	$—	$98,864
Restricted cash	—	2,525	—	—	2,525
Accounts receivable/intercompany receivable (payable), net	33,001	45,154	11,094	3	89,252
Inventories	—	138,128	66,498	—	204,626
Assets held for sale	—	11,786	1,018	—	12,804
Investment in direct finance leases	—	1,795	—	—	1,795
Equipment on operating leases, net	—	304,872	—	(2,209)	302,663
Property, plant and equipment, net	6,710	89,246	36,658	—	132,614
Goodwill	—	137,066	—	—	137,066
Intangibles and other assets	525,539	96,680	2,384	(533,924)	90,679

	$656,722	$828,111	$124,185	$(536,130)	$1,072,888

Liabilities and Equity
Revolving notes	$—	$—	$2,630	$—	$2,630
Accounts payable and accrued liabilities	11,180	112,454	58,001	3	181,638
Deferred income taxes	728	87,582	(6,685)	(489)	81,136
Deferred revenue	621	9,693	1,063	—	11,377
Notes payable	358,255	139,029	1,416	—	498,700

Total equity Greenbrier	285,938	479,353	56,291	(535,644)	285,938
Noncontrolling interest	—	—	11,469	—	11,469

Total Equity	285,938	479,353	67,760	(535,644)	297,407

	$656,722	$828,111	$124,185	$(536,130)	$1,072,888

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Operations
     For the three months ended February 28, 2010
     (In thousands, unaudited)

			Combined
		Combined Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$36,044	$50,108	$1,913	$88,065
Wheel Services, Refurbishment & Parts	—	94,329	—	—	94,329
Leasing & Services	458	17,500	—	(402)	17,556

	458	147,873	50,108	1,511	199,950

Cost of revenue
Manufacturing	—	33,455	46,439	1,714	81,608
Wheel Services, Refurbishment & Parts	—	83,387	—	—	83,387
Leasing & Services	—	10,808	—	(19)	10,789

	—	127,650	46,439	1,695	175,784

Margin	458	20,223	3,669	(184)	24,166

Other costs
Selling and administrative	8,522	5,149	3,287	—	16,958
Interest and foreign exchange	10,356	1,059	1,393	(402)	12,406

	18,878	6,208	4,680	(402)	29,364
Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(18,420)	14,015	(1,011)	218	(5,198)

Income tax (expense) benefit	5,915	(5,510)	584	(45)	944

	(12,505)	8,505	(427)	173	(4,254)

Earnings (loss) from unconsolidated affiliates	7,753	(1,285)	—	(6,599)	(131)

Net earnings (loss)	(4,752)	7,220	(427)	(6,426)	(4,385)

Net earnings attributable to noncontrolling interest	—	—	(267)	(100)	(367)

Net earnings (loss) attributable to Greenbrier	$(4,752)	$7,220	$(694)	$(6,526)	$(4,752)

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Operations
     For the six months ended February 28, 2010
     (In thousands, unaudited)

			Combined
		Combined Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$56,391	$104,269	$(12,517)	$148,143
Wheel Services, Refurbishment & Parts		187,310	—	—	187,310
Leasing & Services	994	36,038	—	(843)	36,189

	994	279,739	104,269	(13,360)	371,642

Cost of revenue
Manufacturing	—	52,789	95,822	(11,156)	137,455
Wheel Services, Refurbishment & Parts	—	166,673	—	—	166,673
Leasing & Services	—	21,743	—	(36)	21,707

	—	241,205	95,822	(11,192)	325,835

Margin	994	38,534	8,447	(2,168)	45,807

Other costs
Selling and administrative	16,336	10,185	6,645	—	33,166
Interest and foreign exchange	19,921	2,179	2,260	(843)	23,517

	36,257	12,364	8,905	(843)	56,683
Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(35,263)	26,170	(458	(1,325)	(10,876)
Income tax (expense) benefit	12,662	(10,388)	908	262	3,444

	(22,601)	15,782	450	(1,063)	(7,432)

Earnings (loss) from unconsolidated affiliates	14,605	(2,888)	—	(12,031)	(314)

Net earnings (loss)	(7,996)	12,894	450	(13,094)	(7,746)

Net earnings attributable to noncontrolling interest	—	—	(928)	678	(250)

Net earnings (loss) attributable to Greenbrier	$(7,996)	$12,894	$(478)	$(12,416)	$(7,996)

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Cash Flows
     For the six months ended February 28, 2010
     (In thousands, unaudited)

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(7,996)	$12,894	$450	$(13,094)	$(7,746)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	2,773	5,342	942	(1,330)	7,727
Depreciation and amortization	968	14,019	3,665	(36)	18,616
Gain on sales of equipment	—	(951)	—	—	(951)
Accretion of debt discount	4,263	—	—	—	4,263
Stock based compensation	2,737	—	—	—	2,737
Other	129	170	(1,973)	680	(1,252)
Decrease (increase) in assets
Accounts receivable	(8,768)	(4,357)	9,148	1,064	(2,913)
Inventories	—	(4,319)	(9,030)	—	(13,349)
Assets held for sale	—	10,610	—	—	10,610
Other	2,239	473	(444)	—	2,268
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	199	(1,843)	(5,170)	4	(6,810)
Deferred revenue	(78)	(5,332)	—	—	(5,410)

Net cash provided by (used in) operating activities	(3,792)	26,706	(2,412)	(12,712)	7,790

Cash flows from investing activities:
Principal payments received under direct finance leases	—	235	—	—	235
Proceeds from sales of equipment	—	3,069	—	—	3,069
Investment in and net advances to unconsolidated affiliates	(14,606)	2,124	—	12,032	(450)
Intercompany advances	1,846	—	—	(1,846)	—
Increase in restricted cash	—	(66)	—	—	(66)
Capital expenditures	(1,220)	(18,166)	(910)	680	(19,616)

Net cash provided by (used in) investing activities	(13,980)	(12,804)	(910)	10,866	(16,828)

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	—	—	1,541	—	1,541
Intercompany advances	10,824	(10,620)	(2,050)	1,846	—
Net proceeds from issuance of notes payable	—	—	1,712	—	1,712
Repayments of notes payable	(250)	(3,589)	(202)	—	(4,041)

Net cash provided by (used in ) financing activities	10,574	(14,209)	1,001	1,846	(788)

Effect of exchange rate changes	1	(114)	1,659	—	1,546
Decrease in cash and cash equivalents	(7,197)	(421)	(662)	—	(8,280)
Cash and cash equivalents
Beginning of period	63,485	421	12,281	—	76,187

End of period	$56,288	$—	$11,619	$—	$67,907

THE GREENBRIER COMPANIES, INC.
Note 16 — Subsequent Events
Subsequent to quarter end, on March 30, 2011, the Company entered into a purchase agreement (the Purchase Agreement) with Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Goldman, Sachs & Co. (the Initial Purchasers). Pursuant to the Purchase Agreement, Greenbrier agreed to sell to the Initial Purchasers $230 million aggregate principal amount of the Company’s 3.5% Senior Convertible Notes due 2018 (the Convertible Notes), which amount includes $15 million principal amount of Convertible Notes subject to the over-allotment option granted to the Initial Purchasers. The over-allotment option was exercised in full and the sale of $230 million aggregate principal amount of the Convertible Notes closed on April 5, 2011. In connection with the closing, on April 5, 2011, the Company entered into the indenture (the Convertible Notes Indenture) governing the Convertible Notes. The Convertible Notes Indenture contains terms, conditions and events of default customary for transactions of this nature.
The Convertible Notes bear interest at an annual rate of 3.5%, payable in cash semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2011. The Convertible Notes will mature on April 1, 2018, unless earlier repurchased by the Company or converted in accordance with their terms prior to such date. The Convertible Notes are senior unsecured obligations and rank equally with the Company’s other senior unsecured debt. The Convertible Notes are convertible into shares of the Company’s common stock, based on an initial conversion rate of 26.2838 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $38.05 per share of common stock. The conversion rate and conversion price are subject to adjustment in certain events, such as distributions, dividends or stock splits.
If the Company undergoes certain types of make-whole fundamental changes on or before April 1, 2018, then in certain circumstances the Company will pay a fundamental change make-whole premium upon the conversion of the Convertible Notes in connection with such make-whole fundamental change by increasing the conversion rate on such Convertible Notes. The amount of the fundamental change make-whole premium, if any, will be based on the Company’s common stock price and the effective date of the make-whole fundamental change. In addition, if the Company undergoes a fundamental change prior to the maturity date of the Convertible Notes, each Convertible Note holder has the option to require the Company to repurchase all or any of such holder’s Convertible Notes for cash. The fundamental change repurchase price will be 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest if any, to, but excluding, the fundamental change repurchase date all as provided for in the Indenture.
The Company intends to use the net proceeds from the sale of the Convertible Notes, together with additional cash on hand, to finance a tender offer (the Tender Offer) launched by the Company on March 30, 2011 to repurchase any and all of the Company’s outstanding $235 million aggregate principal amount of its 8⅜% senior notes due 2015 (the 2015 Notes) and to redeem any and all of the 2015 Notes that remain outstanding following the consummation of the Tender Offer. To the extent less than 100% of the 2015 Notes are tendered and purchased in the Tender Offer, the Company intends to redeem any and all 2015 Notes not purchased by it in the Tender Offer pursuant to the terms of the applicable indenture.

THE GREENBRIER COMPANIES, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We operate in three primary business segments: Manufacturing; Wheel Services, Refurbishment & Parts and Leasing & Services. These three business segments are operationally integrated. The Manufacturing segment, operating from four facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. The Wheel Services, Refurbishment & Parts segment performs railcar repair, refurbishment and maintenance activities in the United States, Mexico and Canada as well as wheel, axle and bearing servicing, and production and reconditioning of a variety of parts for the railroad industry. The Leasing & Services segment owns approximately 9,000 railcars and provides management services for approximately 216,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. Management evaluates segment performance based on margins. We also produce rail castings through an unconsolidated joint venture.
The rail and marine industries are cyclical in nature. We are continuing to see signs of a recovery in the freight car markets in which we operate. Demand for our marine barge products remains soft. Customer orders may be subject to cancellations and contain terms and conditions customary in the industry. Until recently, little variation has been experienced between the quantity ordered and the quantity actually delivered. Economic conditions have caused some customers to seek to renegotiate, delay or cancel orders. Our railcar and marine backlogs are not necessarily indicative of future results of operations.
Multi-year supply agreements are a part of rail industry practice. Our total manufacturing backlog of railcars as of February 28, 2011 was approximately 9,500 units with an estimated value of $720 million compared to 4,400 units valued at $380 million as of February 28, 2010. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog. Subsequent to quarter end we received new railcar orders for 2,400 units.
Marine backlog as of February 28, 2011 was approximately $3 million compared to $90 million as of February 28, 2010.
Prices for steel, a primary component of railcars and barges, and related surcharges have fluctuated significantly and remain volatile. In addition, the price of certain railcar components, which are a product of steel, are affected by steel price fluctuations. New railcar and marine backlog generally either includes fixed price contracts which anticipate material price increases and surcharges, or contracts that contain actual or formulaic pass through of material price increases and surcharges. We are aggressively working to mitigate these exposures. The Company’s integrated business model has helped offset some of the effects of fluctuating steel and scrap steel prices, as a portion of our business segments benefit from rising steel scrap prices while other segments benefit from lower steel and scrap steel prices through enhanced margins. In addition, certain components of our products, particularly specialized components such as castings, bolsters and trucks, are currently available only from a limited number of suppliers or even a single supplier.
In April 2010, we filed a registration statement on Form S-3 with the SEC, using a “shelf” registration process. The registration statement was declared effective on April 14, 2010 and pursuant to the prospectus filed as part of the registration statement, we may sell from time to time any combination of securities in one or more offerings up to an aggregate amount of $300.0 million. The securities described in the prospectus include common stock, preferred stock, debt securities, guarantees, rights, and units. We may also offer common stock or preferred stock upon conversion of debt securities, common stock upon conversion of preferred stock, or common stock, preferred stock or debt securities upon the exercise of warrants or rights. Each time we sell securities under the “shelf,” we will provide a prospectus supplement that will contain specific information about the terms of the securities being offered and of the offering. Proceeds from the sale of these securities may be used for general corporate purposes including, among other things, working capital, financings, possible acquisitions, the repayment of obligations that have matured, and reducing or refinancing indebtedness that may be outstanding at the time of any offering. In May 2010, we issued 4,500,000 shares of our common stock resulting in net proceeds of $52.7 million. In December 2010, we issued 3,000,000 shares of our common stock resulting in net proceeds of $62.8 million.

THE GREENBRIER COMPANIES, INC.
In June 2009, in connection with a secured loan that the WL Ross Group made to us, we issued warrants to the WL Ross Group to acquire 3,377,903 shares of our common stock at an exercise price of $6.00 per share. WLR Recovery Fund IV, L.P. (Recovery Fund) and WLR IV Parallel ESC, L.P. (Parallel Fund) own warrants to purchase 3,276,566 shares of Common Stock and Victoria McManus, a director of the Company, owns warrants to purchase 101,337 shares of Common Stock. The exercise price and the number of shares issuable upon exercise of the warrants are subject to adjustment as provided in the warrant agreement. Our equity offering conducted in December 2010 resulted in an automatic adjustment to the warrants to reduce the exercise price from $6.00 to $5.96 and to increase the aggregate number of shares that may be purchased from 3,377,903 to 3,401,095.
In December 2010, we agreed with our joint venture partner to modify, with retroactive effect to September 1, 2010, various agreements concerning the Greenbrier-GIMSA LLC (GIMSA) joint venture. We agreed to increase revenue based fees to each of the partners for services provided to GIMSA, and to extend the initial term of the joint venture to 2019 (after which the agreement is automatically renewed for successive three year terms unless a party elects not to renew). We also agreed to forego our option to increase our ownership percentage of GIMSA from fifty percent to sixty-six & two thirds percent, and GIMSA agreed to forego the right to share, in an equitable manner, the net benefits received from the modification of the long-term new railcar contract with General Electric Railcar Services Corporation.
Subsequent to quarter end, on March 30, 2011, we entered into a purchase agreement (the Purchase Agreement) with Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Goldman, Sachs & Co. (the Initial Purchasers). Pursuant to the Purchase Agreement, we agreed to sell to the Initial Purchasers $230 million aggregate principal amount of our 3.5% Senior Convertible Notes due 2018 (the Convertible Notes), which amount includes $15 million principal amount of Convertible Notes subject to the over-allotment option granted to the Initial Purchasers. The over-allotment option was exercised in full and the sale of $230 million aggregate principal amount of the Convertible Notes closed on April 5, 2011. In connection with the closing, on April 5, 2011, we entered into the indenture (the Convertible Notes Indenture) governing the Convertible Notes. The Convertible Notes Indenture contains terms, conditions and events of default customary for transactions of this nature.
The Convertible Notes bear interest at an annual rate of 3.5%, payable in cash semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2011. The Convertible Notes will mature on April 1, 2018, unless earlier repurchased by us or converted in accordance with their terms prior to such date. The Convertible Notes are senior unsecured obligations and rank equally with our other senior unsecured debt. The Convertible Notes are convertible into shares of our common stock, based on an initial conversion rate of 26.2838 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $38.05 per share of common stock. The conversion rate and conversion price are subject to adjustment in certain events, such as distributions, dividends or stock splits.
We intend to use the net proceeds from the sale of the Convertible Notes, together with additional cash on hand, to finance a tender offer (the Tender Offer) launched by us on March 30, 2011 to repurchase any and all of our outstanding $235 million aggregate principal amount of its 8⅜% senior notes due 2015 (the 2015 Notes) and to redeem any and all of the 2015 Notes that remain outstanding following the consummation of the Tender Offer. To the extent less than 100% of the 2015 Notes are tendered and purchased in the Tender Offer, we intend to redeem any and all 2015 Notes not purchased by it in the Tender Offer pursuant to the terms of the applicable indenture. We anticipate a one-time charge associated with the early retirement of the 2015 Notes of approximately $10.3 million for the write-off of unamortized loan fees and debt acquisition costs and a prepayment premium.
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

THE GREENBRIER COMPANIES, INC.
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
Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The provisions of ASC 350, Intangibles - Goodwill and Other, require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit with its carrying value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. The second step of the goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In the second step we would compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The goodwill balance as of February 28, 2011 of $137.1 million relates to the Wheel Services, Refurbishment & Parts segment.
Results of Operations
Three Months Ended February 28, 2011 Compared to Three Months Ended February 28, 2010
Overview
Total revenue for the three months ended February 28, 2011 was $286.3 million, an increase of $86.3 million from revenues of $200.0 million in the prior comparable period. Net loss attributable to Greenbrier for the three months ended February 28, 2011 was $550 thousand or $0.02 per diluted common share compared to net loss attributable to Greenbrier of $4.8 million or $0.28 per diluted common share for the three months ended February 28, 2010.
Manufacturing Segment
Manufacturing revenue includes results from new railcar and marine production. New railcar delivery and backlog information includes all facilities.
Manufacturing revenue for the three months ended February 28, 2011 was $156.6 million compared to $88.1 million in the corresponding prior period, an increase of $68.5 million. Railcar deliveries, which are the primary source of manufacturing revenue, were approximately 2,200 units in the current period compared to approximately 800 units in the prior comparable period. The increase in revenue was primarily due to higher railcar deliveries, somewhat offset by a decline in marine barge activity and a change in railcar product mix with lower per unit sales prices.
Manufacturing margin as a percentage of revenue for the three months ended February 28, 2011 was 5.8% compared to a margin of 7.3% for the three months ended February 28, 2010. The decrease was primarily the result of reduction in marine activity and certain inefficiencies associated with the ramping up of railcar production.

THE GREENBRIER COMPANIES, INC.
Wheel Services, Refurbishment & Parts Segment
Wheel Services, Refurbishment & Parts revenue was $112.0 million for the three months ended February 28, 2011 compared to revenue of $94.3 million in the prior comparable period. The increase of $17.7 million was primarily due to higher sales volumes and product mix with a higher average sales price and metal scrapping programs that were not in effect in the prior comparable period.
Wheel Services, Refurbishment & Parts margin as a percentage of revenue was 9.5% for the three months ended February 28, 2011 compared to 11.6% for the three months ended February 28, 2010. The decrease was primarily the result of a change in product mix which generates higher revenues with no corresponding increase in margin dollars and the impact of severe weather at some of our locations. These decreases were partially offset by higher scrap metal prices, improved efficiencies and cost structure at our repair facilities due to the higher volumes of workflow and metal scrapping programs that were not in effect in the prior comparable year.
Leasing & Services Segment
Leasing & Services revenue was $17.7 million for the three months ended February 28, 2011 compared to $17.6 million for the three months ended February 28, 2010. The increase was primarily a result of increased gains on sale from the lease fleet and rents earned on assets held for sale. These factors were partially offset by discontinuation of a certain management services contract and lower earnings on certain car hire utilization leases.
Pre-tax gains on sale of $2.0 million were realized on the disposition of leased equipment, compared to $0.1 million in the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.
Leasing & Services margin as a percentage of revenue was 50.6% and 38.5% for the three-month periods ended February 28, 2011 and 2010. The increase was primarily a result of higher gains on sales of assets from the fleet and increased rents earned on assets held for sale, both of which have no associated cost of revenue. These were partially offset by the discontinuation of a certain management services contract.
The percentage of owned units on lease as of February 28, 2011 was 95.9% compared to 92.4% at February 28, 2010.
Other Costs
Selling and administrative expense was $17.7 million for the three months ended February 28, 2011 compared to $17.0 million for the comparable prior period, an increase of $0.7 million. The increase was primarily due to employee related costs associated with the partial restoration of previous salary reductions taken during the downturn and revenue based fees paid to our joint venture partner in Mexico due to higher activity levels and a contractual increase in fee percentages for services provided.
Interest and foreign exchange expense was $10.5 million for the three months ended February 28, 2011, compared to $12.4 million in the prior comparable period.
(In thousands)

	Three Months Ended
	February 28,		Increase
	2011	2010	(decrease)
Interest and foreign exchange:
Interest and other expense	$8,576	$9,525	$(949)
Accretion of term loan debt discount	1,069	1,117	(48)
Accretion of convertible debt discount	753	1,030	(277)
Foreign exchange loss	138	734	(596)

	$10,536	$12,406	$(1,870)

THE GREENBRIER COMPANIES, INC.
Interest and other expense decreased due to lower debt levels. The decrease in the accretion of the convertible debt discounts was due to the proportionate write-off of the debt discount in the previous year associated with the partial retirement of the convertible senior notes.
Income Tax
The tax rate for the three months ended February 28, 2011 was 26.2% as compared to 18.2% in the prior comparable period. The provision for income taxes is based on projected consolidated results of operations and geographical mix of earnings for the entire year which results in an estimated 38.5% annual effective tax rate. The effective tax rate fluctuates from period to period due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating results for certain operations with no related tax effect. Relatively large changes in tax rates are the result of relatively small pre-tax operating profits and losses in comparison to the amount of taxes recorded.
Loss from Unconsolidated Affiliates
Losses from unconsolidated affiliates were $0.6 million for the three months ended February 28, 2011 and $0.1 million for the three months ended February 28, 2010. Losses for the three months ended February 28, 2011 include losses from our castings joint venture and from WLR — Greenbrier Rail Inc. The prior year comparable period consisted entirely of results from our castings joint venture.
Noncontrolling Interest
Noncontrolling interest primarily represents our joint venture partner’s share in the earnings of our Mexican railcar manufacturing joint venture that began production in fiscal year 2007.
Six Months Ended February 28, 2011 Compared to Six Months Ended February 28, 2010
Overview
Total revenue for the six months ended February 28, 2011 was $487.7 million, an increase of $116.1 million from revenues of $371.6 million in the prior comparable period. Net loss attributable to Greenbrier for the six months ended February 28, 2011 was $2.9 million or $0.13 per diluted common share compared to net loss attributable to Greenbrier of $8.0 million or $0.47 per diluted common share for the six months ended February 28, 2010.
Manufacturing Segment
Manufacturing revenue for the six months ended February 28, 2011 was $242.1 million compared to $148.1 million in the corresponding prior period, an increase of $94.0 million. Railcar deliveries, which are the primary source of manufacturing revenue, were approximately 3,300 units in the current period compared to approximately 1,100 units in the prior comparable period. The increase in revenue was primarily due to higher railcar deliveries, somewhat offset by a decline in marine barge activity and a change in railcar product mix with lower per unit sales prices.
Manufacturing margin as a percentage of revenue for the six months ended February 28, 2011 was 6.1% compared to 7.2% for the six months ended February 28, 2010. The decrease was primarily the result of reduction in marine production and inefficiencies associated with the ramping up of production at certain of our facilities that were idled in the previous year. This was partially offset by a more favorable product mix.

THE GREENBRIER COMPANIES, INC.
Wheel Services, Refurbishment & Parts Segment
Wheel Services, Refurbishment & Parts revenue of $209.2 million for the six months ended February 28, 2011 increased by $21.9 million from revenue of $187.3 million in the prior comparable period. The increase was primarily due to higher sales volumes from an increase in maintenance and repair work. Also during the first quarter of fiscal year 2011 a gain of $1.9 million was recorded on insurance proceeds related to the January 2009 fire at one of our facilities.
Wheel Services, Refurbishment & Parts margin as a percentage of revenue was 10.2% for the six months ended February 28, 2011 compared to 11.0% for the six months ended February 28, 2010. The decrease was primarily the result of a change in product mix which generates higher revenues with no corresponding increase in margin dollars and the impact of severe weather at some of our locations. These decreases were partially offset by higher scrap metal prices, improved efficiencies and cost structure at our repair facilities due to the higher volumes of workflow, the gain from the insurance proceeds which has no associated cost of revenues and metal scrapping programs that were not in effect in the prior comparable year.
Leasing & Services Segment
Leasing & Services revenue increased $0.3 million to $36.5 million for the six months ended February 28, 2011 compared to $36.2 million for the six months ended February 28, 2010. The increase was primarily a result of increased gains on sale from the lease fleet and rents earned on assets held for sale. These factors were partially offset by the discontinuation of a certain management services contract and lower lease revenue due to sales of railcars out of the fleet.
Pre-tax gains on sale of equipment of $2.6 million were realized on the disposition of assets in our lease fleet, compared to $0.9 million in the prior comparable period. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.
Leasing & Services margin as a percentage of revenue increased to 51.1% for the six months ended February 28, 2011 compared to 40.0% for the six months ended February 28, 2010. The increase was primarily a result of higher gains on sales of assets from the fleet, increased rents earned on assets held for sale both of which have no associated cost of revenue and improved margins due to lower operating costs on railcars in the lease fleet. These were partially offset by the discontinuation of a certain management services contract.
Other Costs
Selling and administrative costs were $35.6 million for the six months ended February 28, 2011 compared to $33.2 million for the comparable prior period, an increase of $2.4 million. The increase was primarily due to employee related costs associated with the partial restoration of previous salary reductions taken during the downturn, increased revenue based fees paid to our joint venture partner in Mexico due to higher activity levels and a contractual increase in fee percentages for services provided and higher research and development costs.
Interest and foreign exchange expense was $20.8 million for the six months ended February 28, 2011, compared to $23.5 million in the prior comparable period.
(In thousands)

	Six Months Ended
	February 28,		Increase
	2011	2010	(decrease)
Interest and foreign exchange:
Interest and other expense	$17,175	$18,333	$(1,158)
Accretion of term loan debt discount	2,138	2,235	(97)
Accretion of convertible debt discount	1,482	2,027	(545)
Foreign exchange loss	44	922	(878)

	$20,839	$23,517	$(2,678)

THE GREENBRIER COMPANIES, INC.
Interest and other expense decreased due to lower debt levels. The decrease in the accretion of the convertible debt discounts was due to the proportionate write-off of the debt discount in the previous year associated with the partial retirement of the convertible senior notes.
Income Tax
The tax rate for the six months ended February 28, 2011 was 30.2% as compared to 31.7% in the prior comparable period. The provision for income taxes is based on projected consolidated results of operations and geographical mix of earnings for the entire year which results in an estimated 38.5% annual effective tax rate. The effective tax rate fluctuates from period to period due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating results for certain operations with no related tax effect. Relatively large changes in tax rates are the result of relatively small pre-tax operating profits and losses in comparison to the amount of taxes recorded.
Loss from Unconsolidated Affiliates
Losses from unconsolidated affiliates were $1.2 million for the six months ended February 28, 2011 and $0.3 million for the six months ended February 28, 2010. Losses for the three months ended February 28, 2011 include losses from our castings joint venture and from WLR — Greenbrier Rail Inc. The prior year comparable period consisted entirely of results from our castings joint venture.
Noncontrolling Interest
Noncontrolling interest primarily represents our joint venture partner’s share in the earnings of our Mexican railcar manufacturing joint venture that began production in fiscal year 2007.
Liquidity and Capital Resources
We have been financed through cash generated from operations, borrowings and issuance of stock. During the six months ended February 28, 2011, cash and cash equivalents increased $0.2 million to $99.1 million from $98.9 million at August 31, 2010. In December 2010 we received net proceeds of $62.8 million from an equity offering. This cash has been used to fund working capital as a result of higher levels of business activity.
As of February 28, 2011, we had outstanding notes payable of $500 million, net of debt discount of $12.6 million, with maturities ranging from 2012 to 2015. For more information regarding our notes payable, see Note 16, Notes Payable, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended August, 31, 2010.
Cash used in operations was $51.7 million for the six months ended February 28, 2011 compared to cash provided by operations for the six months ended February 28, 2010 of $7.8 million. The decrease was primarily due to a change in working capital needs as we ramp up production levels and an increase in assets held for sale due to higher activity levels.
Cash used in investing activities was $16.0 million for the six months ended February 28, 2011, primarily for capital expenditures, compared to $16.8 million in the prior comparable period.
Capital expenditures totaled $30.1 million and $19.6 million for the six months ended February 28, 2011 and 2010. Of these capital expenditures, approximately $10.8 million and $12.9 million were attributable to Leasing & Services operations. Leasing & Services capital expenditures for 2011, net of proceeds from sales of equipment, are expected to be approximately $20.0 million. We regularly sell assets from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures. Proceeds from sales of equipment were $13.8 million and $3.1 million for the six months ended February 28, 2011 and 2010.
Approximately $8.6 million and $1.6 million of capital expenditures for the six months ended February 28, 2011 and 2010 were attributable to Manufacturing operations. Capital expenditures for Manufacturing operations are

THE GREENBRIER COMPANIES, INC.
expected to be approximately $21.0 million in 2011 and primarily relate to enhancements to existing manufacturing facilities and ERP implementation.
Wheel Services, Refurbishment & Parts capital expenditures for the six months ended February 28, 2011 and 2010 were $10.7 million and $5.1 million and are expected to be approximately $28.0 million in 2011 for the opening of a new wheel services facility to replace one previously destroyed by fire, maintenance and improvement of existing facilities and information systems implementation.
Cash provided by financing activities was $67.6 million for the six months ended February 28, 2011 compared to cash used in financing activities of $0.8 million for the six months ended February 28, 2010. During the six months ended February 28, 2011 we received $62.8 million in net proceeds from an equity offering, $7.1 million in net proceeds from revolving notes borrowings and repaid $2.3 million in term debt. During the six months ended February 28, 2010 we repaid $4.0 million in term debt. This was partially offset by $1.7 million received in net proceeds from a new term loan borrowing and $1.5 million in net proceeds from revolving notes borrowings.
All amounts originating in foreign currency have been translated at the February 28, 2011 exchange rate for the following discussion. As of February 28, 2011 senior secured credit facilities, consisting of three components, aggregated $122.2 million. A $100.0 million revolving line of credit, maturing November 2011, is secured by substantially all of our assets in the United States not otherwise pledged as security for term loans. The facility is available to provide working capital and interim financing of equipment, principally for the United States and Mexican operations. Advances under this revolving credit facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. In addition, current lines of credit totaling $12.2 million secured by certain of our European assets, with various variable rates, are available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from June 2011 through April 2012. In addition, the Mexican joint venture line of credit for up to $10.0 million is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5% and are due 180 days after the date of borrowing. Currently the Mexican joint venture can borrow on this facility through August 2011. As of February 28, 2011 outstanding borrowings under our facilities consists of $3.6 million in letters of credit outstanding under the North American credit facility and $10.0 million outstanding under the Mexican joint venture credit facility.
The revolving and operating lines of credit, along with notes payable, contain covenants with respect to the Company and various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into sale leaseback transactions; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all the Company’s assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage.
Available borrowings under our credit facilities are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which, as of February 28, 2011 would allow for maximum additional borrowing of $145.2 million. The Company has an aggregate of $108.6 million available to draw down under the committed credit facilities as of February 28, 2011. This amount consists of $96.4 million available on the North American credit facility and $12.2 million on the European credit facilities.
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
In addition to the third party financing, Greenbrier has provided financing for a portion of the working capital needs of our Mexican joint venture through a secured, interest bearing loan. The balance of the loan was $19.0 million as of February 28, 2011. As of February 28, 2011, the Mexican joint venture had $11.2 million of third party debt, of which we have guaranteed 50% or approximately $5.6 million.
In accordance with customary business practices in Europe, we have $8.9 million in bank and third party performance and warranty guarantee facilities, all of which have been utilized as of February 28, 2011. To date no amounts have been drawn under these performance and warranty guarantees.
We have $0.5 million in long-term advances to an unconsolidated affiliate which are secured by accounts receivable and inventory. As of February 28, 2011, this same unconsolidated affiliate had $0.1 million in third party debt of which we have guaranteed 33% or approximately $41 thousand. The facility has been idled but is expected to resume production, contingent upon the affiliate’s board of directors’ approval of any labor agreements, later this calendar year. We, along with our partners, have made an additional equity investment during the first quarter of 2011, of which our share was $0.2 million. Additional investments will likely be required in order to resume production.
We expect existing funds and cash generated from operations, together with proceeds from financing activities including borrowings under existing credit facilities and long-term financings, to be sufficient to fund working capital needs, planned capital expenditures and expected debt repayments for the next twelve months.
Off Balance Sheet Arrangements
We do not currently have off balance sheet arrangements that have or are likely to have a material current or future effect on our Consolidated Financial Statements.

THE GREENBRIER COMPANIES, INC.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We have operations in Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At February 28, 2011, $48.7 million of forecast sales in Europe were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results. We believe the exposure to foreign exchange risk is not material.
In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At February 28, 2011, net assets of foreign subsidiaries aggregated $27.5 million and a 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in equity of $2.8 million, or 0.8% of total equity Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.
Interest Rate Risk
We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $44.9 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At February 28, 2011, 66% of our outstanding debt has fixed rates and 34% has variable rates. At February 28, 2011, a uniform 10% increase in interest rates would result in approximately $0.4 million of additional annual interest expense.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
We face aggressive competition by a concentrated group of competitors and a number of factors may influence our performance and our results of operations.
We face aggressive competition by a concentrated group of competitors in all geographic markets and in each area of our business. The railcar manufacturing and repair industry is intensely competitive and we expect it to remain so in the foreseeable future. A number of other factors may influence our performance, including without limitation: fluctuations in the demand for newly manufactured railcars or marine barges; fluctuations in demand for wheel services, refurbishment and parts; our ability to adjust to the cyclical nature of the industries in which we operate; delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase the amount of products or services under the contracts as anticipated; domestic and global economic conditions including such matters as embargoes or quotas; growth or reduction in the surface transportation industry; steel and specialty component price fluctuations and availability, scrap surcharges, steel scrap prices and other commodity price fluctuations and their impact on product demand and margin; loss of business from, or a decline in the financial condition of, any of the principal customers that represent a significant portion of our total revenues; competitive factors, including introduction of competitive products, new entrants into certain of our markets, price pressures, limited customer base and competitiveness of our manufacturing facilities and products; industry overcapacity and our manufacturing capacity utilization; and other risks, uncertainties and factors. If we do not compete successfully or if we are affected by any of these factors, our market share and results of operation may be adversely affected.
A prolonged decline in performance of the rail freight industry would have an adverse effect on our financial condition and results of operations.
Our future success depends in part upon the performance of the rail freight industry, which in turn depends on the health of the economy. If railcar loadings, railcar and railcar components replacement rates or refurbishment rates or industry demand for our railcar products weaken or otherwise do not materialize, our financial condition and results of operations would be adversely affected.
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

THE GREENBRIER COMPANIES, INC.
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
Fluctuations in the availability and price of energy, steel and other raw materials, and our fixed price contracts could have an adverse effect on our ability to manufacture and sell our products on a cost-effective basis and could adversely affect our margins and revenue of our manufacturing and wheel services, refurbishment and parts businesses.
A significant portion of our business depends upon the adequate supply of steel, components and other raw materials at competitive prices and a small number of suppliers provide a substantial amount of our requirements. The cost of steel and all other materials used in the production of our railcars represents more than half of our direct manufacturing costs per railcar and in the production of our marine barges represents more than 30% of our direct manufacturing costs per marine barge.
Our businesses also depend upon the adequate supply of energy at competitive prices. When the price of energy increases it adversely impacts our operating costs and could have an adverse effect upon our ability to conduct our businesses on a cost-effective basis. We cannot be assured that we will continue to have access to supplies of energy or necessary components for manufacturing railcars and marine barges. Our ability to meet demand for our products could be adversely affected by the loss of access to any of these supplies, the inability to arrange alternative access to any materials, or suppliers limiting allocation of materials to us.
In some instances, we have fixed price contracts which anticipate material price increases and surcharges, or contracts that contain actual or formulaic pass through of material price increases and surcharges. However, if the price of steel or other raw materials were to fluctuate in excess of anticipated increases on which we have based our fixed price contracts, or if we were unable to adjust our selling prices or have adequate protection in our contracts against changes in material prices, or if we are unable to reduce operating costs to offset any price increases, our margins would be adversely affected. The loss of suppliers or their inability to meet our price, quality, quantity and delivery requirements could have an adverse effect on our ability to manufacture and sell our products on a cost-effective basis.

THE GREENBRIER COMPANIES, INC.
Decreases in the price of scrap adversely impact our Wheel Services, Refurbishment & Parts margin and revenue. A portion of our Wheel Services, Refurbishment & Parts business involves scrapping steel parts and the resulting revenue from such scrap steel increases our margins and revenues. When the price of scrap steel declines, our margins and revenues in such business therefore decrease.
If we are not able to procure specialty components on commercially reasonable terms or on a timely basis, our business, financial condition and results of operations would be adversely impacted. We rely on limited suppliers for certain components needed in our production.
Our manufacturing operations depend in part on our ability to obtain timely deliveries of materials and components in acceptable quantities and quality from our suppliers. Certain components of our products, particularly specialized components like castings, bolsters and trucks, are currently available from only a limited number of suppliers or even a single supplier. Recent increases in the number of railcars manufactured have increased the demand for such components and continued strong demand may cause industry-wide shortages if suppliers reach capacity production. Our dependence on a limited number of suppliers or a single-source supplier involves risks, including limited control over pricing, availability and delivery schedules. If any one or more of our suppliers cease to provide us with sufficient quantities of our components in a timely manner or on terms acceptable to us, or cease to manufacture components of acceptable quality, we could incur disruptions in our production of our products and we could have to seek alternative sources for these components. We could also incur delays while we attempt to locate and engage alternative qualified suppliers and we might be unable to engage acceptable alternative suppliers on favorable terms, if at all. Any such disruption in our supply of specialized components or increased costs in those components could harm our business and adversely impact our results of operations.
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
Our financial performance and market value could cause future write-downs of goodwill or intangibles in future periods.
We are required to perform an annual impairment review of goodwill and indefinite lived assets which could result in impairment write-downs. We perform a goodwill impairment test annually during the third fiscal quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets are evaluated for impairment. If the carrying value of the asset is in excess of the fair value, the carrying value will be adjusted to fair value through an impairment charge. As of February 28, 2011, we had $137.1 million of goodwill in our Wheel Services, Refurbishment & Parts segment and $53.9 million in net identifiable intangible assets. Our stock price can impact the results of the impairment review of goodwill and intangibles. Future write-downs of goodwill and intangibles could affect certain of the financial covenants under debt instruments and could restrict our financial flexibility. In the event of goodwill impairment, we may have to test other intangible assets for impairment. Impairment charges to our goodwill or our indefinite lived assets could impact our results of operations.
If we or our joint ventures fail to complete capital expenditure projects on time and within budget, or if these projects, once completed, fail to operate as anticipated, such failure could adversely affect our business, financial condition and results of operations.
From time-to-time, we, or our joint ventures, undertake strategic capital projects in order to enhance, expand and/or upgrade facilities and operational capabilities. For instance, we have undertaken an expansion of our wheels services

THE GREENBRIER COMPANIES, INC.
business near North Platte, Nebraska and commenced construction of a new advanced automated wheel facility. In addition, our joint venture in Mexico is currently building a third line of production. Our ability, and our joint ventures’ ability, to complete these projects on time and within budget, and for us to realize the anticipated increased revenues or otherwise realize acceptable returns on these investments or other strategic capital projects that may be undertaken is subject to a number of risks, many of which are beyond our control, including a variety of market, operational, permitting, and labor related factors. In addition, the cost to implement any given strategic capital project ultimately may prove to be greater than originally anticipated. If we, or our joint ventures, are not able to achieve the anticipated results from the implementation of any of these strategic capital projects, or if unanticipated implementation costs are incurred, our business, financial condition and results of operations may be adversely affected.
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
Our operations outside of the United States are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade or economic changes or instability could limit or curtail our foreign business activities and operations. Some foreign countries in which we operate have regulatory authorities that regulate railroad safety, railcar design and railcar component part design, performance and manufacturing. If we fail to obtain and maintain certifications of our railcars and railcar parts within the various foreign countries where we operate, we may be unable to market and sell our railcars in those countries. In addition, unexpected changes in regulatory requirements, tariffs and other trade barriers, more stringent rules relating to labor or the environment, adverse tax consequences, currency and price exchange controls could limit operations and make the manufacture and distribution of our products difficult. The uncertainty of the legal environment or geo-political risks in these and other areas could limit our ability to enforce our rights effectively. Because we have operations outside the United States, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws. We operate in parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. The failure to comply with laws governing international business practices may result in substantial penalties and fines. Any international expansion or acquisition that we undertake could amplify these risks related to operating outside of the United States.
We depend on our senior management team and other key employees, and significant attrition within our management team could adversely affect our business.
Our success depends in part on our ability to attract, retain and motivate senior management and other key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic

THE GREENBRIER COMPANIES, INC.
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
We depend on skilled labor in the manufacture of railcars and marine barges, repair and refurbishment of railcars and provision of wheel services and supply of parts. Some of our facilities are located in areas where demand for skilled laborers often exceeds supply. Shortages of some types of skilled laborers such as welders could restrict our ability to maintain or increase production rates and could increase our labor costs.
Our operations in Mexico are dependent on a number of factors, including factors outside of our control. If we experience an interruption of our manufacturing operations in Mexico, our results of operations may be adversely affected.
In Sahagun, Mexico, we depend on a third party to provide us with most of the labor services for our operations under a services agreement. All of the labor provided by the third party is subject to collective bargaining agreements, over which we have no control. If the third party fails to provide us with the services required by our agreement for any reason, including labor stoppages or strikes or a sale of facilities owned by the third party, our operations could be adversely effected. Additionally, we could incur substantial expense and interruption if we are unable to renew our Sahagun, Mexico manufacturing facility’s lease on acceptable terms, or at all. Any interruption of our manufacturing operations in Mexico could adversely affect our results of operations.
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

THE GREENBRIER COMPANIES, INC.
We have potential exposure to environmental liabilities, which could increase costs or have an adverse effect on results of operations.
We are subject to extensive national, state, provincial and local environmental laws and regulations concerning, among other things, air emissions, water discharge, solid waste and hazardous substances handling and disposal and employee health and safety. These laws and regulations are complex and frequently change. We could incur unexpected costs, penalties and other civil and criminal liability if we fail to comply with environmental laws or permits issued to us pursuant to those laws. We also could incur costs or liabilities related to off-site waste disposal or remediating soil or groundwater contamination at our properties. In addition, future environmental laws and regulations may require significant capital expenditures or changes to our operations
In addition to environmental, health and safety laws, the transportation of commodities by railcar raises potential risks in the event of a derailment or other accident. Generally, liability under existing law in the United States for accidents such as derailments depends on the negligence of the party. However, for certain hazardous commodities being shipped, strict liability concepts may apply.
Environmental studies have been conducted on our owned and leased properties that have indicated a need for additional investigation and some remediation. Some of these projects are ongoing. Our Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting our Portland, Oregon facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). We and more than 140 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised that we may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including us, have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. A draft of the RI study was submitted on October 27, 2009. The Feasibility Study is being developed and is expected to be submitted in the fourth calendar quarter of 2011. Eighty-two parties have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately 110 additional parties have signed tolling agreements related to such allocations. On April 23, 2009, we and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc., et al, US District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has now been stayed by the court, pending completion of the RI/FS. In addition, we have entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which we agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. We are also conducting groundwater remediation relating to a historical spill on the property which antedates our ownership.
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

THE GREENBRIER COMPANIES, INC.
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

THE GREENBRIER COMPANIES, INC.
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
The nature of our business subjects us to physical damage and product liability claims, especially in connection with the repair and manufacture of products that carry hazardous or volatile materials. Although we maintain liability insurance coverage at commercially reasonable levels compared to similarly-sized heavy equipment manufacturers, an unusually large physical damage or product liability claim or a series of claims based on a failure repeated throughout our production process could exceed our insurance coverage or result in damage to our reputation.
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
Our operations and the industry we serve, including our customers, are subject to extensive regulation by governmental, regulatory and industry authorities and by federal and foreign agencies. These organizations establish rules and regulations for the railcar industry, including construction specifications and standards for the design and manufacture of railcars; mechanical, maintenance and related standards; and railroad safety. New regulatory rulings and regulations from these entities could impact our financial results, demand for our products and the economic value of our assets. In addition, if we fail to comply with the requirements and regulations of these entities, we could face sanctions and penalties that could negatively affect our financial results.
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
Changes in accounting standards, including accounting for leases, or inaccurate estimates or assumptions in the application of accounting policies, could adversely affect our financial results.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Accounting standard setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC, and

THE GREENBRIER COMPANIES, INC.
our independent registered public accounting firm) may amend or even reverse their previous interpretations or positions on how these standards should be applied. In some cases, we could be required to apply a new or revised standard retrospectively, resulting in the restatement of prior period financial statements. In addition, the SEC may soon decide that issuers in the United States should be required to prepare financial statements in accordance with International Financial Reporting Standards, a comprehensive set of accounting standards promulgated by the International Accounting Standards Board, instead of U.S. Generally Accepted Accounting Principles and current proposals could potentially require us to report under the new standards beginning as early as 2015 or 2016. Changes in accounting standards can be hard to predict and can materially impact how we record and report our financial condition and results of operations.
From time to time we may take tax positions that the Internal Revenue Service may contest.
We have in the past and may in the future take tax positions that the Internal Revenue Service (IRS) may contest. Effective with fiscal year 2011, we are required by a new IRS regulation to disclose particular tax positions, taken after the effective date, to the IRS as part of our tax returns for that year and future years. If the IRS successfully contests a tax position that we take, we may be required to pay additional taxes or fines that may adversely affect our results of operation and financial position.
Item 6. Exhibits
(a) List of Exhibits:

10.1	Consulting agreement between Greenbrier Leasing Company LLC and A. Daniel O’Neal Jr. dated December 31, 2010.

10.2	Form of Director Restricted Share Agreement related to 2010 Amended and Restated Stock Incentive Plan.

31.1	Certification pursuant to Rule 13 a — 14 (a).

31.2	Certification pursuant to Rule 13 a — 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE GREENBRIER COMPANIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.
Date: April 7, 2011	By:	/s/ Mark J. Rittenbaum
Mark J. Rittenbaum
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 7, 2011	By:	/s/ James W. Cruckshank
James W. Cruckshank
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)