Form 10-Q
period 2011-05-31
GREENBRIER COMPANIES INC
filed 2011-07-08
CIK 923120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2011

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
The number of shares of the registrant’s common stock, without par value, outstanding on June 28, 2011 was 25,158,700 shares.

THE GREENBRIER COMPANIES, INC.
Forward-Looking Statements
From time to time, The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) or their representatives have made or may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission, including this filing on Form 10-Q. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:
•	availability of financing sources and borrowing base for working capital, other business development activities, capital spending and leased railcars for syndication;
•	ability to renew, maintain or obtain sufficient lines of credit and performance guarantees on acceptable terms;
•	ability to utilize beneficial tax strategies;
•	ability to grow our wheel services, refurbishment and parts, and lease fleet and management services businesses;
•	ability to obtain sales contracts which provide adequate protection against increased costs of materials and components;
•	ability to obtain adequate insurance coverage at acceptable rates;
•	ability to obtain adequate certification and licensing of products; and
•	short- and long-term revenue and earnings effects of the above items.
The following factors, among others, could cause actual results or outcomes to differ materially from the forward-looking statements:
•	fluctuations in demand for newly manufactured railcars or marine barges;
•	fluctuations in demand for wheel services, refurbishment and parts;
•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase the amount of products or services under the contracts as anticipated;
•	ability to maintain sufficient availability of credit facilities and to maintain compliance with or to obtain appropriate amendments to covenants under various credit agreements;
•	domestic and global economic conditions including such matters as embargoes or quotas;
•	U.S., Mexican and other global political or security conditions including such matters as terrorism, war, civil disruption and crime;
•	growth or reduction in the surface transportation industry;
•	ability to maintain good relationships with third party labor providers or collective bargaining units;
•	steel and specialty component price fluctuations and availability, scrap surcharges, steel scrap prices and other commodity price fluctuations and availability and their impact on product demand and margin;
•	delay or failure of acquired businesses, assets, start-up operations, or new products or services to compete successfully;
•	changes in product mix and the mix of revenue levels among reporting segments;
•	labor disputes, energy shortages or operating difficulties that might disrupt operations or the flow of cargo;
•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of alliance partners, subcontractors or suppliers;
•	ability to renew or replace expiring customer contracts on satisfactory terms;
•	ability to obtain and execute suitable contracts for leased railcars for syndication;
•	lower than anticipated lease renewal rates, earnings on utilization based leases or residual values for leased equipment;
•	discovery of defects in railcars resulting in increased warranty costs or litigation;
•	resolution or outcome of pending or future litigation and investigations;
•	natural disasters or severe weather patterns that may affect either us, our suppliers or our customers;

THE GREENBRIER COMPANIES, INC.
•	loss of business from, or a decline in the financial condition of, any of the principal customers that represent a significant portion of our total revenues;
•	competitive factors, including introduction of competitive products, new entrants into certain of our markets, price pressures, limited customer base, and competitiveness of our manufacturing facilities and products;
•	industry overcapacity and our manufacturing capacity utilization;
•	decreases or write-downs in carrying value of inventory, goodwill, intangibles or other assets due to impairment;
•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;
•	changes in future maintenance or warranty requirements;
•	ability to adjust to the cyclical nature of the industries in which we operate;
•	changes in interest rates and financial impacts from interest rates;
•	ability and cost to maintain and renew operating permits;
•	actions by various regulatory agencies;
•	changes in fuel and/or energy prices;
•	risks associated with our intellectual property rights or those of third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;
•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;
•	availability of a trained work force and availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;
•	failure to successfully integrate acquired businesses;
•	discovery of previously unknown liabilities associated with acquired businesses;
•	failure of or delay in implementing and using new software or other technologies;
•	ability to replace maturing lease and management services revenue and earnings with revenue and earnings from new commercial transactions, including new railcar leases, additions to the lease fleet and new management services contracts;
•	credit limitations upon our ability to maintain effective hedging programs; and
•	financial impacts from currency fluctuations and currency hedging activities in our worldwide operations.
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

THE GREENBRIER COMPANIES, INC.
PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
Consolidated Balance Sheets
(In thousands, unaudited)

	May 31,	August 31,
	2011	2010
Assets
Cash and cash equivalents	$34,302	$98,864
Restricted cash	2,217	2,525
Accounts receivable, net	143,491	89,252
Inventories	289,740	204,626
Leased railcars for syndication	58,316	12,804
Equipment on operating leases, net	314,106	302,663
Investment in direct finance leases	123	1,795
Property, plant and equipment, net	150,091	132,614
Goodwill	137,066	137,066
Intangibles and other assets, net	88,290	90,679

	$1,217,742	$1,072,888

Liabilities and Equity
Revolving notes	$13,897	$2,630
Accounts payable and accrued liabilities	261,361	181,638
Deferred income taxes	75,860	81,136
Deferred revenue	5,821	11,377
Notes payable	496,828	498,700

Commitments and contingencies (Note 16)

Equity:
Greenbrier
Preferred stock — without par value; 25,000 shares authorized; none outstanding	—	—
Common stock — without par value; 50,000 shares authorized; 25,159 and 21,875 shares outstanding at May 31, 2011 and August 31, 2010	—	—
Additional paid-in capital	240,173	172,426
Retained earnings	114,547	120,716
Accumulated other comprehensive loss	(3,264)	(7,204)

Total equity Greenbrier	351,456	285,938

Noncontrolling interest	12,519	11,469

Total equity	363,975	297,407

	$1,217,742	$1,072,888

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
Revenue
Manufacturing	$173,487	$77,877	$415,548	$226,020
Wheel Services, Refurbishment & Parts	126,317	111,242	333,600	297,870
Leasing & Services	17,476	18,312	51,406	53,550

	317,280	207,431	800,554	577,440

Cost of revenue
Manufacturing	158,674	68,931	385,974	206,386
Wheel Services, Refurbishment & Parts	111,202	96,725	299,026	263,398
Leasing & Services	9,254	9,931	27,099	31,638

	279,130	175,587	712,099	501,422

Margin	38,150	31,844	88,455	76,018
Selling and administrative	22,580	17,519	58,212	50,686
Gain on disposition of equipment	(1,678)	(4,024)	(6,148)	(5,659)

Earnings from operations	17,248	18,349	36,391	30,991

Other costs
Interest and foreign exchange	9,807	10,811	30,646	34,328
Loss (gain) on extinguishment of debt	10,007	(1,275)	10,007	(1,275)

Earnings (loss) before income taxes and loss from unconsolidated affiliates	(2,566)	8,813	(4,262)	(2,062)

Income tax benefit (expense)	301	(2,418)	812	1,025

Earnings (loss) before loss from unconsolidated affiliates	(2,265)	6,395	(3,450)	(1,037)

Loss from unconsolidated affiliates	(539)	(318)	(1,700)	(632)

Net earnings (loss)	(2,804)	6,077	(5,150)	(1,669)
Net earnings attributable to noncontrolling interest	(510)	(1,514)	(1,019)	(1,764)

Net earnings (loss) attributable to Greenbrier	$(3,314)	$4,563	$(6,169)	$(3,433)

Basic earnings (loss) per common share	$(0.14)	$0.25	$(0.27)	$(0.20)

Diluted earnings (loss) per common share	$(0.14)	$0.23	$(0.27)	$(0.20)

Weighted average common shares:
Basic	24,127	18,220	22,893	17,477
Diluted	24,127	20,058	22,893	17,477
The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statement of Equity and Comprehensive Income (Loss)
(In thousands, except per share amounts, unaudited)

	Attributable to Greenbrier
				Accumulated Other	Attributable to
	Common Stock	Additional Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Capital	Earnings	Income (Loss)	Interest	Equity
Balance September 1, 2010	21,875	$172,426	$120,716	$(7,204)	$11,469	$297,407
Net earnings (loss)	—	—	(6,169)	—	1,019	(5,150)
Translation adjustment	—	—	—	3,521	—	3,521
Reclassification of derivative financial instruments recognized in net loss (net of tax effect)	—	—	—	(215)	—	(215)
Unrealized gain on derivative financial instruments (net of tax effect)	—	—	—	634	—	634

Comprehensive loss						(1,210)
Noncontrolling interest adjustments	—	—	—	—	31	31
Net proceeds from equity offering	3,000	62,760	—	—	—	62,760
Restricted stock awards (net of cancellations)	278	6,593	—	—	—	6,593
Unamortized restricted stock	—	(6,593)	—	—	—	(6,593)
Restricted stock amortization	—	4,961	—	—	—	4,961
Stock options exercised	6	26	—	—	—	26

Balance May 31, 2011	25,159	240,173	$114,547	$(3,264)	$12,519	$363,975

	Attributable to Greenbrier
				Accumulated Other	Attributable to
	Common Stock	Additional Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Capital	Earnings	Income (Loss)	Interest	Equity
Balance September 1, 2009	17,094	$117,077	$116,439	$(9,790)	$8,724	$232,450
Net earnings (loss)	—	—	(3,433)	—	1,764	(1,669)
Translation adjustment	—	—	—	(2,500)	—	(2,500)
Reclassification of derivative financial instruments recognized in net loss (net of tax effect)	—	—	—	(564)	—	(564)
Unrealized gain on derivative financial instruments (net of tax effect)	—	—	—	931	—	931

Comprehensive loss						(3,802)
Noncontrolling interest adjustments	—	—	—	—	(1,309)	(1,309)
Debt discount adjustment for partial convertible note retirement (net of tax)	—	(2,080)	—	—	—	(2,080)
Net proceeds from equity offering	4,500	52,725	—	—	—	52,725
Restricted stock awards (net of cancellations)	271	3,178	—	—	—	3,178
Unamortized restricted stock	—	(3,178)	—	—	—	(3,178)
Restricted stock amortization	—	4,264	—	—	—	4,264
Stock options exercised	7	29	—	—	—	29
Excess tax expense of stock options exercised	—	(387)	—	—	—	(387)

Balance May 31, 2010	21,872	$171,628	$113,006	$(11,923)	$9,179	$281,890

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	May 31,
	2011	2010
Cash flows from operating activities
Net loss	$(5,150)	$(1,669)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	(5,276)	17,084
Depreciation and amortization	28,174	27,967
Gain on sales of leased equipment	(2,901)	(4,032)
Accretion of debt discount	5,446	6,701
Stock based compensation expense	4,961	4,264
Loss (gain) on extinguishment of debt (non-cash portion)	2,868	(1,275)
Other	91	(1,467)
Decrease (increase) in assets:
Accounts receivable	(51,427)	(1,615)
Inventories	(83,293)	(27,195)
Leased railcars for syndication	(48,465)	10,504
Other	5,834	3,428
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	77,273	11,352
Deferred revenue	(5,442)	(7,824)

Net cash provided by (used in) operating activities	(77,307)	36,223

Cash flows from investing activities
Principal payments received under direct finance leases	52	358
Proceeds from sales of equipment	14,179	14,794
Investment in and advances to unconsolidated affiliates	(979)	(650)
Contract placement fee	—	(6,050)
Decrease (increase) in restricted cash	308	(632)
Capital expenditures	(59,689)	(28,266)

Net cash used in investing activities	(46,129)	(20,446)

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	3,694	(7,828)
Proceeds from revolving notes with maturities longer than 90 days	13,373	5,698
Repayments of revolving notes with maturities longer than 90 days	(6,194)	—
Proceeds from issuance of notes payable	231,250	1,821
Debt issuance costs	(7,857)	(109)
Repayments of notes payable	(238,569)	(28,357)
Gross proceeds from equity offering	63,180	56,250
Expenses from equity offering	(420)	(3,525)
Other	26	29

Net cash provided by financing activities	58,483	23,979

Effect of exchange rate changes	391	652
Increase (decrease) in cash and cash equivalents	(64,562)	40,408
Cash and cash equivalents
Beginning of period	98,864	76,187

End of period	$34,302	$116,595

Cash paid during the period for
Interest	$25,850	$27,580
Income taxes paid, net of refunds	$866	$(13,943)
The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Interim Financial Statements
The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of May 31, 2011 and for the three and nine months ended May 31, 2011 and 2010 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results and cash flows for the periods indicated. The results of operations for the three and nine months ended May 31, 2011 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2011.
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
Reclassifications – Certain reclassifications have been made to the accompanying prior period Consolidated Financial Statements to conform to the 2011 presentation. The effect of such reclassifications on the Consolidated Balance Sheet as of August 31, 2010 was to increase Inventories by $19.0 million (from $185.6 million as previously reported to $204.6 million) and to reduce Assets held for sale by $19.0 million (from $31.8 million as previously reported to $12.8 million). The “Assets held for sale” caption, after such reclassification, has been re-titled “Leased railcars for syndication.” For the Consolidated Statements of Operations, ,the gain on extinguishment of debt ($1.3 million for the three and nine months ended May 31, 2010) previously included within the line item “Interest and foreign exchange” has been reclassified to a separate line item captioned “Loss (gain) on extinguishment of debt”.
Change in Presentation to Prior Year Financial Statements – Historically, the Company has reported Gain on disposition of leased equipment as a net amount in Revenue. Based on discussions with the Securities and Exchange Commission, the Company has changed its financial statement presentation to now report these amounts as a separate line item captioned “Gain on disposition of equipment”, which is a component of operating income below margin. This change in presentation resulted in a decrease in Revenue and corresponding increase in Gain on disposition of equipment of $4.0 million for the three months ended May 31, 2010 and of $5.7 million for the nine months ended May 31, 2010 Such change in presentation did not result in any change to Net earnings (loss) attributable to Greenbrier.
Initial Adoption of Accounting Policies — In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 167, Amendments to FASB Interpretation No. 46(R) which provides guidance with respect to consolidation of variable interest entities. This statement retains the scope of Interpretation 46(R) with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in SFAS No. 166, Accounting for Transfers of Financial Assets. This statement replaces the quantitative-based risks and rewards calculation for determining the primary beneficiary of a variable interest entity. The approach focuses on identifying which enterprise has the power to direct activities that most significantly impact the entity’s economic performance and the obligation to absorb the losses or receive the benefits from the entity. It is possible that application of this revised guidance will change an enterprise’s assessment of involvement with variable interest entities. This statement, which has been codified within Accounting Standards Codification (ASC) 810, Consolidations, was effective for the Company as of September 1, 2010. The initial adoption did not have an effect on the Company’s Consolidated Financial Statements.

THE GREENBRIER COMPANIES, INC.
Prospective Accounting Changes – In June 2011, an accounting standard update was issued regarding the presentation of other comprehensive income in the financial statements. The standard eliminated the option of presenting other comprehensive income as part of the statement of changes in equity and instead requires the Company to present other comprehensive income as either a single statement of comprehensive income combine with net income or as two separate but continuous statements. This amendment will be effective for the Company as of September 1, 2012. The Company currently reports other comprehensive income in the Consolidated Statement of Equity and Comprehensive Income (Loss) and will be required to update the presentation of comprehensive income to be in compliance with the new standard.
Note 2 – Loss (Gain) on Extinguishment of Debt
The results of operations for the three and nine months ended May 31, 2011 include a loss on extinguishment of debt of $10.0 million associated with the write-off of unamortized debt acquisition costs of $2.9 million and prepayment premiums and other costs of $7.1 million due to the full retirement of the $235.0 million senior unsecured notes during the third quarter.
The results of operations for the three and nine months ended May 31, 2010 include a gain on extinguishment of debt of $1.3 million. This includes a $2.3 million gain on extinguishment of debt associated with the early retirement of $22.2 million of convertible senior notes which was offset by $1.0 million for the proportionate write-off of loan fees and debt discount related to the early repayments on the convertible note and certain term loans.
Note 3 – Inventories
(In thousands)

	May 31, 2011	August 31, 2010
Supplies and raw materials	$178,436	$119,306
Work-in-process	90,286	70,394
Finished goods	25,189	19,022
Lower of cost or market adjustment	(4,171)	(4,096)

	$289,740	$204,626

Note 4 – Leased Railcars for Syndication
Leased railcars for syndication consist of newly-built railcars, manufactured by one of the Company’s facilities, which have been placed on lease to a customer and which the Company intends to sell to an investor with the lease attached. These railcars are not depreciated and are anticipated to be sold within six months of delivery of the last railcar on the underlying lease. The Company does not believe any economic value of a railcar is lost in the first six months; therefore the Company does not depreciate these assets. In the event the railcars are not sold, the railcars are transferred to Equipment on operating leases and depreciated. As of May 31, 2011 Leased railcars for syndication were $58.3 million compared to $12.8 million as of August 31, 2010.

THE GREENBRIER COMPANIES, INC.
Note 5 — Intangibles and other assets
Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.
The following table summarizes the Company’s identifiable intangible assets balance:

	May 31,	August 31,
(In thousands)	2011	2010
Intangible assets subject to amortization:
Customer relationships	$66,825	$66,825
Accumulated amortization	(16,816)	(13,701)

Other intangibles	5,274	5,003
Accumulated amortization	(3,382)	(2,845)

	51,901	55,282
Intangible assets not subject to amortization	912	912
Prepaid and other assets	35,477	34,485

Total intangible and other assets	$88,290	$90,679

Intangible assets with finite lives are amortized using the straight line method over their estimated useful lives and include the following: proprietary technology, 10 years; trade names, 5 years; patents, 11 years; and long-term customer agreements and relationships, 5 to 20 years. Amortization expense for the three and nine months ended May 31, 2011 was $1.2 million and $3.6 million and for the three and nine months ended May 31, 2010 was $1.2 million and $3.6 million. Amortization expense for the years ending August 31, 2011, 2012, 2013, 2014 and 2015 is expected to be $4.7 million, $4.5 million, $4.4 million, $4.3 million and $4.3 million.
Note 6 — Investment in Unconsolidated Affiliates
In April 2010, WLR—Greenbrier Rail Inc. (WLR-GBX) was formed and acquired a lease fleet of nearly 4,000 railcars valued at approximately $230.0 million. WLR-GBX is wholly owned LLC by affiliates of WL Ross & Co., LLC (WL Ross). The Company paid a $6.1 million contract placement fee to WLR-GBX for the right to perform certain management and advisory services and in exchange will receive management and other fee income and incentive compensation tied to the performance of WLR-GBX. The contract placement fee is accounted for under the equity method and is recorded in Intangibles and other assets on the Consolidated Balance Sheet. While the Company acts as asset manager to WLR-GBX, it is not the primary beneficiary. The Company has no authority to make decisions regarding key business activities that most significantly impact the entity’s economic performance, such as asset re-marketing and disposition activities, which requires the approval of affiliates of WL Ross.
Summarized financial data for WLR-GBX:

	May 31,	August 31,
(In thousands)	2011	2010
Current assets	$6,643	$2,939
Total assets	$252,645	$255,889
Current liabilities	$5,209	$2,659
Equity	$17,511	$17,441

THE GREENBRIER COMPANIES, INC.

	Nine Months Ended
	May 31,
(In thousands)	2011	2010
Revenue	$12,922	$1,613
Net loss	$(3,542)	$(1,794)
In June 2003, the Company acquired a 33% minority ownership interest in Ohio Castings LLC, a joint venture which produces castings for freight cars. This joint venture is accounted for under the equity method and the investment is included in Intangibles and other assets on the Consolidated Balance Sheets. The facility had been idled but has re-opened during the third quarter of fiscal 2011. The Company, along with the other partners, has made additional investments during fiscal year 2011, the Company’s share of which was $0.9 million. Additional investments may be required.
Summarized financial data for the castings joint venture is as follows:

	May 31,	August 31,
(In thousands)	2011	2010
Current assets	$3,132	$2,455
Total assets	$13,968	$14,205
Current liabilities	$1,175	$1,535
Equity	$11,311	$11,682

	Nine Months Ended
	May 31,
(In thousands)	2011	2010
Revenue	$32	$—
Net loss	$(3,072)	$(2,043)
Note 7 — Revolving Notes
All amounts originating in foreign currency have been translated at the May 31, 2011 exchange rate for the following discussion. As of May 31, 2011 senior secured credit facilities, consisting of three components, aggregated $130.0 million. As of May 31, 2011 a $100.0 million revolving line of credit secured by substantially all the Company’s assets in the United States not otherwise pledged as security for term loans, maturing November 2011, was available to provide working capital and interim financing of equipment, principally for the United States and Mexican operations. Advances under this facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios. In addition, as of May 31, 2011, lines of credit totaling $20.0 million secured by certain of the Company’s European assets, with various variable rates, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from April 2012 through December 2012. In addition, the Company’s Mexican joint venture has a line of credit of up to $10.0 million secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5% and are due 180 days after the date of borrowing. Currently the outstanding advances have maturities that range from July 2011 to November 2011. The Mexican joint venture will be able to draw against the facility through August 2011.
As of May 31, 2011 outstanding borrowings under these facilities consists of $3.9 million in letters of credit outstanding under the North American credit facility, $6.7 million outstanding under the European credit facilities and $7.2 million outstanding under the Mexican joint venture credit facility.

THE GREENBRIER COMPANIES, INC.
Subsequent to quarter end, Greenbrier entered into a five-year $245.0 million revolving line of credit, maturing June 30, 2016. The facility is secured by substantially all of the Company’s assets in the United States not otherwise pledged as security for term loans. This replaces the $100.0 million revolving line of credit maturing November 2011. See Note 20 — Subsequent Events.
Note 8 — Accounts Payable and Accrued Liabilities

	May 31,	August 31,
(In thousands)	2011	2010
Trade payables and other accrued liabilities	$218,593	$141,767
Accrued payroll and related liabilities	22,816	19,025
Accrued maintenance	10,335	12,460
Accrued warranty	7,027	6,304
Other	2,590	2,082

	$261,361	$181,638

Note 9 — Warranty Accruals
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
Warranty accrual activity:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(In thousands)	2011	2010	2011	2010
Balance at beginning of period	$6,381	$7,480	$6,304	$8,184
Charged to cost of revenue	1,080	243	1,731	344
Payments	(449)	(743)	(1,050)	(1,540)
Currency translation effect	15	(59)	42	(67)

Balance at end of period	$7,027	$6,921	$7,027	$6,921

Note 10 — Notes Payable

	May 31,	August 31,
(In thousands)	2011	2010
Convertible senior notes, due 2018	$230,000	$—
Convertible senior notes, due 2026	67,724	67,724
Term loans	209,765	212,019
Senior unsecured notes	—	235,000
Other notes payable	111	176

	507,600	514,919
Debt discount net of amortization	(10,772)	(16,219)

	$496,828	$498,700

Convertible senior notes, due 2018, bear interest at a fixed rate of 3.5%, paid semi-annually in arrears on April 1st and October 1st. The convertible notes will mature on April 1, 2018, unless earlier repurchased by Greenbrier or

THE GREENBRIER COMPANIES, INC.
converted in accordance with their terms prior to such date. The convertible notes are senior unsecured obligations and rank equally with other senior unsecured debt. The convertible notes are convertible into shares of the Company’s common stock, at an initial conversion rate of 26.2838 shares per $1,000 principal amount of the notes (which is equal to an initial conversion price of $38.05 per share). The initial conversion rate and conversion price are subject to adjustment upon the occurrence of certain events, such as distributions, dividends or stock splits. There were $7.9 million in debt issuance costs, included in Intangibles and other assets on the Consolidated Balance Sheets, which will be amortized using the effective interest method. The amortization expense is being included in Interest and foreign exchange on the Consolidated Statements of Operations.
Convertible senior notes, due 2026, bear interest at a fixed rate of 2⅜%, paid semi-annually in arrears on May 15th and November 15th. The Company will also pay contingent interest of ⅜% on the notes in certain circumstances commencing with the six-month period beginning May 15, 2013. On or after May 15, 2013, Greenbrier may redeem all or a portion of the notes at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. On May 15, 2013, May 15, 2016 and May 15, 2021 or in the event of certain fundamental changes, holders may require the Company to repurchase all or a portion of their notes at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. Payment on the convertible notes is guaranteed by substantially all of the Company’s material domestic subsidiaries. The convertible senior notes are convertible upon the occurrence of specified events into cash and shares, if any, of Greenbrier’s common stock at an initial conversion rate of 20.8125 shares per $1,000 principal amount of the notes (which is equal to an initial conversion price of $48.05 per share). The initial conversion rate is subject to adjustment upon the occurrence of certain events, as defined. The debt discount associated with the convertible senior notes is being accreted using the effective interest rate method through May 2013 and the accretion expense is being included in Interest and foreign exchange on the Consolidated Statements of Operations. The pre-tax accretion of the debt discount was $0.8 million and $2.2 million for the three and nine months ended May 31, 2011 and is expected to be approximately $3.0 million for the year ending August 31, 2011, $3.3 million for the year ending August 31, 2012 and $2.5 million for the year ending August 31, 2013.
Term loans are primarily comprised of:
•	A senior term note with an initial balance of $100.0 million, secured by a pool of leased railcars, maturing in March 2014. The note bears a floating interest rate of LIBOR plus 1% with principal of $0.7 million paid quarterly in arrears and a balloon payment of $81.8 million due at maturity. An interest rate swap agreement was entered into, on fifty percent of the initial balance, to swap the floating interest rate of LIBOR plus 1% to a fixed rate of 4.24%. At May 31, 2011, the notional amount of the agreement was $44.6 million and matures in March 2014.

•	A senior term note with an initial balance of $50.0 million, secured by a pool of leased railcars, maturing in May 2015. The note bears a floating interest rate of LIBOR plus 1% with principal of $0.3 million paid quarterly in arrears and a balloon payment of $41.2 million due at maturity.

•	A term loan with an initial balance of $75.0 million, principally secured by all of a subsidiary’s assets, maturing in June 2012. The loan contains no financial covenants, is non-amortizing and requires mandatory prepayments under certain circumstances. The balance as of May 31, 2011 was $71.8 million and has a variable interest rate of LIBOR plus 3.5% paid quarterly in arrears with a balloon payment due at maturity. In connection with the loan, the Company has outstanding warrants to purchase 3.401 million shares of its common stock at $5.96 per share, both subject to adjustment in certain circumstances. The warrants have a five-year term which expires June 2014. The warrants were valued at $13.4 million, and recorded as a debt discount (reducing Notes payable) and Additional paid-in capital (increasing Stockholders’ equity Greenbrier) on the Consolidated Balance Sheet. This debt discount will be amortized and recorded as Interest and foreign exchange in the Statements of Operations over the life of the loan. The amortization of the debt discount was $1.1 million and $3.2 million for the three and nine months ended May 31, 2011. Subsequent to quarter end, this term loan was repaid in full. See Note 20 — Subsequent Events. In conjunction with the repayment, the remaining debt discount of $3.9 million was written off to Loss on extinguishment of debt.
During the third quarter of fiscal 2011, the Company retired the full $235.0 million of senior unsecured notes and recorded $10.0 million as Loss on extinguishment of debt for the write-off of unamortized debt acquisition costs and prepayment premiums.

THE GREENBRIER COMPANIES, INC.
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
Principal payments on the notes payable are as follows:
(In thousands)
Year ending August 31,

2011 (Remaining three months)	$1,041
2012	77,565
2013	72,215
2014	84,707
2015	41,931
Thereafter	230,141

$507,600

Note 11 — Equity
On December 16, 2010, the Company issued 3,000,000 shares of its common stock in an underwritten at-the-market public offering at $21.06 per share, less expenses resulting in net proceeds of $62.8 million.
On May 12, 2010, the Company issued 4,000,000 shares of its common stock at a price of $12.50 per share, less underwriting commissions, discounts and expenses. On May 19, 2010, an additional 500,000 shares were issued pursuant to the 30-day over-allotment option exercised by the underwriters. The combined issuance resulted in net proceeds of $52.7 million.
Note 12 — Earnings (Loss) Per Share
The shares used in the computation of the Company’s basic and diluted earnings (loss) per common share attributable to Greenbrier are reconciled as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(In thousands)	2011	2010	2011	2010
Weighted average basic common shares outstanding (1)	24,127	18,220	22,893	17,477
Dilutive effect of employee stock options (2)	—	6	—	—
Dilutive effect of warrants-treasury stock method (2)	—	1,832	—	—
Dilutive effect of convertible notes (3)	—	—	—	—

Weighted average diluted common shares outstanding	24,127	20,058	22,893	17,477

(1)	Excludes 0.8 million shares of unvested restricted stock for the three and nine months ended May 31, 2011 due to net loss.

(2)	Dilutive effect of common stock equivalents is excluded from per share calculations for the three and nine months ended May 31, 2011 and nine months ended May 31, 2010 due to net loss. The dilutive effect of warrants of 3.4 million shares was excluded from per share calculations for three months ended May 31, 2011 and nine months ended May 31, 2011 and 2010 due to net loss.

(3)	Excludes dilutive effect of convertible notes of 3.7 million and 1.3 million for the three and nine months ended May 31, 2011 due to net loss.

THE GREENBRIER COMPANIES, INC.
Note 13 — Stock Based Compensation
The value of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period which is generally one to five years. For the three and nine months ended May 31, 2011, $2.4 million and $5.0 million in compensation expense was recorded for restricted stock grants. For the three and nine months ended May 31, 2010, $1.5 million and $4.3 million in compensation expense was recorded for restricted stock grants.
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
At May 31, 2011 exchange rates, forward exchange contracts for the purchase of Polish Zloty and the sale of Euros aggregated $78.7 million. Adjusting the foreign currency exchange contracts to the fair value of the cash flow hedges at May 31, 2011 resulted in an unrealized pre-tax gain of $114 thousand that was recorded in accumulated other comprehensive loss. The fair value of the contracts is included in accounts payable and accrued liabilities when there is a loss, or accounts receivable when there is a gain, on the Consolidated Balance Sheet. As the contracts mature at various dates through July 2012, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations in Interest and foreign exchange.
At May 31, 2011, an interest rate swap agreement had a notional amount of $44.6 million and matures March 2014. The fair value of this cash flow hedge at May 31, 2011 resulted in an unrealized pre-tax loss of $4.3 million. The loss is included in accumulated other comprehensive loss and the fair value of the contract is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from accumulated other comprehensive loss and charged or credited to interest expense. At May 31, 2011 interest rates, approximately $1.3 million would be reclassified to interest expense in the next 12 months.
Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		May 31,	August 31,		May 31,	August 31,
	Balance sheet	2011	2010	Balance sheet	2011	2010
(In thousands)	location	Fair Value	Fair Value	location	Fair Value	Fair Value
Derivatives designated as hedging instruments

Foreign forward exchange contracts	Accounts receivable	$805	$573	Accounts payable and accrued liabilities	$352	$215

Interest rate swap contracts	Other assets	—	—	Accounts payable and accrued liabilities	4,264	5,141

		$805	$573		$4,616	$5,356

Derivatives not designated as hedging instruments

Foreign forward exchange contracts	Accounts receivable	$119	$111	Accounts payable and accrued liabilities	$—	$14

THE GREENBRIER COMPANIES, INC.
The Effect of Derivative Instruments on the Statement of Operations

Derivatives in cash flow hedging	Location of loss recognized in income on	Loss recognized in income on derivative
relationships	derivative	Nine months ended May 31,
		2011	2010
Foreign forward exchange contract	Interest and foreign exchange	$(39)	$(387)

	Gain (loss)		Location of gain (loss)			Location of loss in	Loss recognized on derivative
	recognized in OCI(1)		reclassified from	Gain (loss) reclassified from		income on derivative	(ineffective portion and amount
Derivatives in cash	on derivatives		accumulated	accumulated OCI(1)		(ineffective portion and	excluded from effectiveness
flow hedging	(effective portion)		OCI(1) into	into income (effective portion)		amount excluded from	testing)
relationships	Nine months ended May 31,		income	Nine months ended May 31,		effectiveness testing)	Nine months ended May 31,
	2011	2010		2011	2010		2011	2010
Foreign forward exchange contracts	$450	$358	Revenue	$599	$387	Interest and foreign exchange	$—	$—

Interest rate swap contracts	2,216	(457)	Interest and foreign exchange	(1,339)	(1,370)	Interest and foreign exchange	—	—

	$2,666	$(99)		$(740)	$(983)		$—	$—

(1)	Other comprehensive income (loss)
Note 15 — Segment Information
Greenbrier operates in three reportable segments: Manufacturing, Wheel Services, Refurbishment & Parts and Leasing & Services. The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s 2010 Annual Report on Form 10-K. Performance is evaluated based on margin. The integrated business model in which Greenbrier operates, results in selling and administrative costs being intertwined among the segments. Any allocation of these costs would be subjective and not meaningful and as a result, Greenbrier’s management does not allocate these costs for either external or internal reporting purposes. Intersegment sales and transfers are valued as if the sales or transfers were to third parties. Related revenue and margin is eliminated in consolidation and therefore are not included in consolidated results in the Company’s Consolidated Financial Statements.
The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.
(In thousands)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
Revenue:
Manufacturing	$198,181	$78,166	$493,751	$226,734
Wheel Services, Refurbishment & Parts	136,888	113,829	359,833	301,807
Leasing & Services	17,769	18,591	51,952	54,303
Intersegment eliminations	(35,558)	(3,155)	(104,982)	(5,404)

	$317,280	$207,431	$800,554	$577,440

THE GREENBRIER COMPANIES, INC.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
Margin:
Manufacturing	$14,813	$8,946	$29,574	$19,634
Wheel Services, Refurbishment & Parts	15,115	14,517	34,574	34,472
Leasing & Services	8,222	8,381	24,307	21,912

Segment margin total	38,150	31,844	88,455	76,018
Less unallocated expenses:
Selling and administrative	22,580	17,519	58,212	50,686
Gain on disposition of equipment	(1,678)	(4,024)	(6,148)	(5,659)
Interest and foreign exchange	9,807	10,811	30,646	34,328
Loss (gain) on extinguishment of debt	10,007	(1,275)	10,007	(1,275)

Earnings (loss) before income taxes and loss from unconsolidated affiliates	$(2,566)	$8,813	$(4,262)	$(2,062)

Note 16 — Commitments and Contingencies
Environmental studies have been conducted of the Company’s owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting Greenbrier’s facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). Greenbrier and more than 140 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company, have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. A draft of the RI study was submitted on October 27, 2009. The Feasibility Study is being developed and is expected to be submitted in the fourth calendar quarter of 2011. Eighty-three parties, including the State of Oregon and the federal government, have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately 110 additional parties have signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc.et al, US District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has now been stayed by the court, pending completion of the RI/FS. In addition, the Company has entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. The Company is also conducting groundwater remediation relating to a historical spill on the property which antedates its ownership.
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

THE GREENBRIER COMPANIES, INC.
Greenbrier’s customer, SEB Finans AB (SEB), has raised performance concerns related to a component that the Company installed on 372 railcar units with an aggregate sales value of approximately $20.0 million produced under a contract with SEB. On December 9, 2005, SEB filed a Statement of Claim in an arbitration proceeding in Stockholm, Sweden, against Greenbrier alleging that the railcars were defective and could not be used for their intended purpose. A settlement agreement was entered into effective February 28, 2007 pursuant to which the railcar units previously delivered were to be repaired and the remaining units completed and delivered to SEB. Greenbrier is proceeding with repairs of the railcars in accordance with terms of the settlement agreement, though SEB has recently made additional warranty claims, including claims with respect to railcars that have been repaired pursuant to the agreement. Greenbrier is evaluating SEB’s new warranty claim. Current estimates of potential costs of such repairs do not exceed amounts accrued.
When the Company acquired the assets of the Freight Wagon Division of DaimlerChrysler in January 2000, it acquired a contract to build 201 freight cars for Okombi GmbH, a subsidiary of Rail Cargo Austria AG. Subsequently, Okombi made breach of warranty and late delivery claims against the Company which grew out of design and certification problems. All of these issues were settled as of March 2004. Additional allegations have been made, the most serious of which involve cracks to the structure of the freight cars. Okombi has been required to remove all 201 freight cars from service, and a formal claim has been made against the Company. Legal, technical and commercial evaluations are on-going to determine what obligations the Company might have, if any, to remedy the alleged defects.
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
The Company delivered 500 railcar units during fiscal year 2009 for which the Company has an obligation to guarantee the purchaser minimum earnings. The obligation expires December 31, 2011. The maximum potential obligation totaled $13.1 million and in certain defined instances the obligation may be reduced due to early termination. Upon delivery of the railcar units, the entire purchase price was recorded as revenue and paid in full. The minimum earnings due to the purchaser were considered a reduction of revenue and were recorded as deferred revenue. The purchaser has agreed to utilize the railcars on a preferential basis, and the Company is entitled to re-market the railcar units when they are not being utilized by the purchaser during the obligation period. Any earnings generated from the railcar units will offset the obligation and be recognized as revenue and margin in future periods. As of May 31, 2011, the Company has $4.6 million of the potential obligation remaining in deferred revenue.
The Company has entered into contingent rental assistance agreements, aggregating up to a maximum of $5.5 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods of up to one year. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the three and nine months ended May 31, 2011 an accrual of $3 thousand and $8 thousand was recorded to cover future obligations. For the three and nine months ended May 31, 2010 an accrual of $25 thousand and $0.2 million was made to cover estimated obligations as management determined no additional rental shortfall was probable. There was no remaining balance of the accrued liability as May 31, 2011. All of these agreements were entered into prior to December 31, 2002 and have not been modified since.
In accordance with customary business practices in Europe, the Company has $7.2 million in bank and third party performance and warranty guarantee facilities, all of which have been utilized as of May 31, 2011. To date no amounts have been drawn under these performance and warranty guarantee facilities.
At May 31, 2011, the Mexican joint venture had $8.2 million of third party debt, for which the Company has guaranteed 50% or approximately $4.1 million.

THE GREENBRIER COMPANIES, INC.
As of May 31, 2011 the Company has outstanding letters of credit aggregating $3.9 million associated with facility leases and payroll.
Note 17 — Fair Value of Financial Instruments
The estimated fair values of financial instruments and the methods and assumptions used to estimate such fair values are as follows:

	Carrying	Estimated
(In thousands)	Amount	Fair Value
Notes payable as of May 31, 2011	$496,828	$440,039
Notes payable as of August 31, 2010	$498,700	$482,589
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
Note 18 — Fair Value Measures
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

Level 1 —	observable inputs such as unadjusted quoted prices in active markets for identical instruments;

Level 2 —	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and

Level 3 —	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value on a recurring basis as of May 31, 2011 are:

(In thousands)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$924	$—	$924	$—
Nonqualified savings plan investments	6,897	6,897	—	—
Cash equivalents	14,667	14,667	—	—

	$22,488	$21,564	$924	$—

Liabilities:
Derivative financial instruments	$4,616	$—	$4,616	$—

(1)	Level 2 assets include derivative financial instruments which are valued based on significant observable inputs. See Note 11 Derivative Instruments for further discussion.

THE GREENBRIER COMPANIES, INC.
Assets and liabilities measured at fair value on a recurring basis as of August 31, 2010 are:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$684	$—	$684	$—
Nonqualified savings plan investments	6,489	6,489	—	—
Cash equivalents	57,300	57,300	—	—

	$64,473	$63,789	$684	$—

Liabilities:
Derivative financial instruments	$5,370	$—	$5,370	$—
Note 19 — Guarantor/Non Guarantor
The convertible senior notes due 2026 (the Notes) issued on May 22, 2006 are fully and unconditionally and jointly and severally guaranteed by substantially all of Greenbrier’s material 100% owned United States subsidiaries: Autostack Company LLC, Greenbrier-Concarril, LLC, Greenbrier Leasing Company LLC, Greenbrier Leasing Limited Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing, L.P., Greenbrier Railcar LLC, Gunderson LLC, Gunderson Marine LLC, Gunderson Rail Services LLC, Meridian Rail Holding Corp., Meridian Rail Acquisition Corp., Meridian Rail Mexico City Corp., Brandon Railroad LLC, Gunderson Specialty Products, LLC and Greenbrier Railcar Leasing, Inc. No other subsidiaries guarantee the Notes including Greenbrier Leasing Limited, Greenbrier Europe B.V., Greenbrier Germany GmbH, WagonySwidnica S.A., Gunderson-Concarril, S.A. de C.V., Mexico Meridian Rail Services, S.A. de C.V., Greenbrier Railcar Services — Tierra Blanca S.A. de C.V., YSD Doors, S.A. de C.V., Greenbrier-Gimsa, LLC and Gunderson-Gimsa S de RL de C.V.
The following represents the supplemental condensed consolidating financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of May 31, 2011 and August 31, 2010 and for the three and nine months ended May 31, 2011 and 2010. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
      Condensed Consolidating Balance Sheet
      May 31, 2011
      (In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$28,875	$486	$4,941	$—	$34,302
Restricted cash	—	2,217	—	—	2,217
Accounts receivable/intercompany receivable (payable), net	99,548	49,458	(5,516)	1	143,491
Inventories	—	150,104	139,647	(11)	289,740
Leased railcars for syndication	—	58,346	—	(30)	58,316
Equipment on operating leases, net	—	316,122	—	(2,016)	314,106
Investment in direct finance leases	—	123	—	—	123
Property, plant and equipment, net	6,443	97,457	46,191	—	150,091
Goodwill	—	137,066	—	—	137,066
Intangibles and other assets	563,663	95,001	3,227	(573,601)	88,290

	$698,529	$906,380	$188,490	$(575,657)	$1,217,742

Liabilities and Equity
Revolving notes	$—	$—	$13,897	$—	$13,897
Accounts payable and accrued liabilities	1,405	159,666	100,289	1	261,361
Deferred income taxes	(13,538)	94,999	(5,116)	(485)	75,860
Deferred revenue	504	5,159	158	—	5,821
Notes payable	358,702	135,864	2,262	—	496,828

Total equity Greenbrier	351,456	510,692	64,481	(575,173)	351,456
Noncontrolling interest	—	—	12,519	—	12,519

Total Equity	351,456	510,692	77,000	(575,173)	363,975

	$698,529	$906,380	$188,490	$(575,657)	$1,217,742

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
      Condensed Consolidating Statement of Operations
      For the three months ended May 31, 2011
      (In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$108,654	$131,987	$(67,154)	$173,487
Wheels Services, Refurbishment & Parts	—	128,165	—	(1,848)	126,317
Leasing & Services	1,075	16,705	—	(304)	17,476

	1,075	253,524	131,987	(69,306)	317,280

Cost of revenue
Manufacturing	—	101,707	124,057	(67,090)	158,674
Wheel Services, Refurbishment & Parts	—	113,067	—	(1,865)	111,202
Leasing & Services	—	9,272	—	(18)	9,254

	—	224,046	124,057	(68,973)	279,130

Margin	1,075	29,478	7,930	(333)	38,150

Selling and administrative	11,022	5,904	5,654	—	22,580
Gain on disposition of equipment	—	(1,678)	—	—	(1,678)

Earnings (loss) from operations	(9,947)	25,252	2,276	(333)	17,248

Other costs
Interest and foreign exchange	8,448	1,001	663	(305)	9,807
Loss on extinguishment of debt	10,007	—	—	—	10,007

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(28,402)	24,251	1,613	(28)	(2,566)

Income tax (expense) benefit	10,234	(9,561)	(371)	(1)	301

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(18,168)	14,690	1,242	(29)	(2,265)

Earnings (loss) from unconsolidated affiliates	14,854	(504)	—	(14,889)	(539)

Net earnings (loss)	(3,314)	14,186	1,242	(14,918)	(2,804)
Net earnings attributable to noncontrolling interest	—	—	(541)	31	(510)

Net earnings (loss) attributable to Greenbrier	$(3,314)	$14,186	$701	$(14,887)	$(3,314)

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
      Condensed Consolidating Statement of Operations
      For the nine months ended May 31, 2011
      (In thousands, unaudited)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$977	$219,877	$333,590	$(138,896)	$415,548
Wheels Services, Refurbishment & Parts	—	343,517	—	(9,917)	333,600
Leasing & Services	1,772	50,518	—	(884)	51,406

	2,749	613,912	333,590	(149,697)	800,554

Cost of revenue
Manufacturing	—	215,989	308,812	(138,827)	385,974
Wheel Services, Refurbishment & Parts	—	308,932	—	(9,906)	299,026
Leasing & Services	—	27,153	—	(54)	27,099

	—	552,074	308,812	(148,787)	712,099

Margin	2,749	61,838	24,778	(910)	88,455

Selling and administrative	27,004	16,475	14,733	—	58,212
Gain on disposition of equipment	—	(6,008)	—	(140)	(6,148)

Earnings (loss) from operations	(24,255)	51,371	10,045	(770)	36,391

Other costs
Interest and foreign exchange	26,830	3,063	1,643	(890)	30,646
Loss on extinguishment of debt	10,007	—	—	—	10,007

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(61,092)	48,308	8,402	120	(4,262)

Income tax (expense) benefit	22,782	(19,981)	(1,985)	(4)	812

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(38,310)	28,327	6,417	116	(3,450)

Earnings (loss) from unconsolidated affiliates	32,141	1,896	—	(35,737)	(1,700)

Net earnings (loss)	(6,169)	30,223	6,417	(35,621)	(5,150)
Net earnings attributable to noncontrolling interest	—	—	(1,050)	31	(1,019)

Net earnings (loss) attributable to Greenbrier	$(6,169)	$30,223	$5,367	$(35,590)	$(6,169)

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
      Condensed Consolidating Statement of Cash Flows
      For the nine months ended May 31, 2011
      (In thousands, unaudited)

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(6,169)	$30,223	$6,417	$(35,621)	$(5,150)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(14,267)	7,418	1,569	4	(5,276)
Depreciation and amortization	1,962	21,835	4,430	(53)	28,174
Gain on sales of leased equipment	—	(2,760)	—	(141)	(2,901)
Loss on extinguishment of debt (non-cash portion)	2,868	—	—	—	2,868
Accretion of debt discount	5,446	—	—	—	5,446
Stock based compensation	4,961	—	—	—	4,961
Other	—	60	—	31	91
Decrease (increase) in assets
Accounts receivable	16,230	(85,760)	18,102	1	(51,427)
Inventories	—	(11,976)	(71,328)	11	(83,293)
Leased railcars for syndication	—	(49,512)	1,018	29	(48,465)
Other	2,947	2,778	108	1	5,834
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	(9,775)	47,056	39,992	—	77,273
Deferred revenue	(116)	(4,261)	(1,065)	—	(5,442)

Net cash provided by (used in) operating activities	4,087	(44,899)	(757)	(35,738)	(77,307)

Cash flows from investing activities:
Principal payments received under direct finance leases	—	52	—	—	52
Proceeds from sales of equipment	—	14,179	—	—	14,179
Investment in and net advances to unconsolidated affiliates	(32,141)	(4,575)	—	35,737	(979)
Intercompany advances	(60)	—	—	60	—
Increase in restricted cash	—	308	—	—	308
Capital expenditures	(1,694)	(45,285)	(12,711)	1	(59,689)

Net cash provided by (used in) investing activities	(33,895)	(35,321)	(12,711)	35,798	(46,129)

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	—	—	3,694	—	3,694
Proceeds from revolving notes with maturities longer than 90 days	—	—	13,373	—	13,373
Repayments of revolving notes with maturities longer than 90 days	—	—	(6,194)	—	(6,194)
Intercompany advances	(82,718)	81,895	883	(60)	—
Gross proceeds from equity offering	63,180	—	—	—	63,180
Expenses from equity offering	(420)	—	—	—	(420)
Proceeds from issuance of notes payable	230,000	—	1,250	—	231,250
Debt issuance costs	(7,857)	—	—	—	(7,857)
Repayments of notes payable	(235,000)	(3,164)	(405)	—	(238,569)
Other	26	—	—	—	26

Net cash provided by (used in ) financing activities	(32,789)	78,731	12,601	(60)	58,483

Effect of exchange rate changes	—	1,116	(725)	—	391
Increase (decrease) in cash and cash equivalents	(62,597)	(373)	(1,592)	—	(64,562)

Cash and cash equivalents
Beginning of period	91,472	859	6,533	—	98,864

End of period	$28,875	$486	$4,941	$—	$34,302

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Balance Sheet
     August 31, 2010
     (In thousands, unaudited)

			Combined
		Combined Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$91,472	$859	$6,533	$—	$98,864
Restricted cash	—	2,525	—	—	2,525
Accounts receivable/intercompany receivable (payable), net	33,001	45,154	11,094	3	89,252
Inventories	—	138,128	66,498	—	204,626
Leased railcars for syndication	—	11,786	1,018	—	12,804
Investment in direct finance leases	—	1,795	—	—	1,795
Equipment on operating leases, net	—	304,872	—	(2,209)	302,663
Property, plant and equipment, net	6,710	89,246	36,658	—	132,614
Goodwill	—	137,066	—	—	137,066
Intangibles and other assets	525,539	96,680	2,384	(533,924)	90,679

	$656,722	$828,111	$124,185	$(536,130)	$1,072,888

Liabilities and Equity
Revolving notes	$—	$—	$2,630	$—	$2,630
Accounts payable and accrued liabilities	11,180	112,454	58,001	3	181,638
Deferred income taxes	728	87,582	(6,685)	(489)	81,136
Deferred revenue	621	9,693	1,063	—	11,377
Notes payable	358,255	139,029	1,416	—	498,700

Total equity Greenbrier	285,938	479,353	56,291	(535,644)	285,938
Noncontrolling interest	—	—	11,469	—	11,469

Total Equity	285,938	479,353	67,760	(535,644)	297,407

	$656,722	$828,111	$124,185	$(536,130)	$1,072,888

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Operations
     For the three months ended May 31, 2010
     (In thousands, unaudited)

			Combined
		Combined Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$14,451	$63,560	$(134)	$77,877
Wheels Services, Refurbishment & Parts	—	109,659	1,583	—	111,242
Leasing & Services	397	18,278	—	(363)	18,312

	397	142,388	65,143	(497)	207,431

Cost of revenue
Manufacturing	—	12,182	56,883	(134)	68,931
Wheel Services, Refurbishment & Parts	—	95,565	1,160	—	96,725
Leasing & Services	—	9,950	—	(19)	9,931

	—	117,697	58,043	(153)	175,587

Margin	397	24,691	7,100	(344)	31,844

Selling and administrative	8,444	5,469	3,606	—	17,519
Gain on disposition of equipment	—	(4,024)	—	—	(4,024)

Earnings (loss) from operations	(8,047)	23,246	3,494	(344)	18,349

Other costs
Interest and foreign exchange	9,527	1,036	612	(364)	10,811
Gain on extinguishment of debt	(1,275)	—	—	—	(1,275)

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(16,299)	22,210	2,882	20	8,813

Income tax (expense) benefit	7,366	(9,753)	(24)	(7)	(2,418)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(8,933)	12,457	2,858	13	6,395

Earnings (loss) from unconsolidated affiliates	13,496	(622)	—	(13,192)	(318)

Net earnings (loss)	4,563	11,835	2,858	(13,179)	6,077
Net earnings attributable to noncontrolling interest	—	—	(1,514)	—	(1,514)

Net earnings (loss) attributable to Greenbrier	$4,563	$11,835	$1,344	$(13,179)	$4,563

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Operations
     For the nine months ended May 31, 2010
     (In thousands, unaudited)

			Combined
		Combined Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$70,842	$167,829	$(12,651)	$226,020
Wheel Services, Refurbishment & Parts	—	296,286	1,584	—	297,870
Leasing & Services	1,391	53,365	—	(1,206)	53,550

	1,391	420,493	169,413	(13,857)	577,440

Cost of revenue
Manufacturing	—	64,971	152,705	(11,290)	206,386
Wheel Services, Refurbishment & Parts	—	262,238	1,160	—	263,398
Leasing & Services	—	31,693	—	(55)	31,638

	—	358,902	153,865	(11,345)	501,422

Margin	1,391	61,591	15,548	(2,512)	76,018

Selling and administrative	24,780	15,655	10,251	—	50,686
Gain on disposition of equipment	—	(5,659)	—	—	(5,659)

Earnings (loss) from operations	(23,389)	51,595	5,297	(2,512)	30,991

Other costs
Interest and foreign exchange	29,448	3,215	2,872	(1,207)	34,328
Gain on extinguishment of debt	(1,275)	—	—	—	(1,275)

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(51,562)	48,380	2,425	(1,305)	(2,062)

Income tax (expense) benefit	20,028	(20,142)	884	255	1,025

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(31,534)	28,238	3,309	(1,050)	(1,037)

Earnings (loss) from unconsolidated affiliates	28,101	(3,510)	—	(25,223)	(632)

Net earnings (loss)	(3,433)	24,728	3,309	(26,273)	(1,669)
Net earnings attributable to noncontrolling interest	—	—	(2,444)	680	(1,764)

Net earnings (loss) attributable to Greenbrier	$(3,433)	$24,728	$865	$(25,593)	$(3,433)

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
     Condensed Consolidating Statement of Cash Flows
     For the nine months ended May 31, 2010
     (In thousands, unaudited)

			Combined
		Combined Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(3,433)	$24,728	$3,309	$(26,273)	$(1,669)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	10,213	7,210	985	(1,324)	17,084
Depreciation and amortization	1,499	21,109	5,413	(54)	27,967
Gain on sales of leased equipment	—	(4,032)	—	—	(4,032)
Accretion of debt discount	6,701	—	—	—	6,701
Gain on extinguishment of debt (non-cash portion)	(1,275)	—	—	—	(1,275)
Stock based compensation	4,264	—	—	—	4,264
Other	(359)	186	(1,974)	680	(1,467)
Decrease (increase) in assets
Accounts receivable	(11,051)	3,588	4,797	1,051	(1,615)
Inventories	—	(17,807)	(9,388)	—	(27,195)
Leased railcars for syndication	—	10,504	—	—	10,504
Other	(975)	5,627	(1,224)	—	3,428
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	(1,762)	10,163	2,934	17	11,352
Deferred revenue	(116)	(8,151)	443	—	(7,824)

Net cash provided by (used in) operating activities	3,706	53,125	5,295	(25,903)	36,223

Cash flows from investing activities:
Principal payments received under direct finance leases	—	358	—	—	358
Proceeds from sales of equipment	—	14,794	—	—	14,794
Investment in and net advances to unconsolidated subsidiaries	(28,101)	2,228	—	25,223	(650)
Contract placement fee	—	(6,050)	—	—	(6,050)
Intercompany advances	7,858	—	—	(7,858)	—
Increase in restricted cash	—	(632)	—	—	(632)
Capital expenditures	(2,268)	(23,287)	(3,391)	680	(28,266)

Net cash provided by (used in) investing activities	(22,511)	(12,589)	(3,391)	18,045	(20,446)

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	—	—	(7,828)	—	(7,828)
Proceeds from revolving notes with maturities longer than 90 days	—	—	5,698	—	5,698
Intercompany advances	35,992	(36,179)	(7,671)	7,858	—
Gross proceeds from equity offering	56,250	—	—	—	56,250
Expenses from equity offering	(3,525)	—	—	—	(3,525)
Proceeds from issuance of notes payable	—	—	1,821	—	1,821
Debt issuance costs	—	—	(109)		(109)
Repayments of notes payable	(23,315)	(4,637)	(405)	—	(28,357)
Other	29	—	—	—	29

Net cash provided by (used in ) financing activities	65,431	(40,816)	(8,494)	7,858	23,979

Effect of exchange rate changes	—	(141)	793	—	652
Increase (decrease) in cash and cash equivalents	46,626	(421)	(5,797)	—	40,408
Cash and cash equivalents
Beginning of period	63,485	421	12,281	—	76,187

End of period	$110,111	$—	$6,484	$—	$116,595

THE GREENBRIER COMPANIES, INC.
Note 20 — Subsequent Events
On June 30, 2011, Greenbrier entered into a five-year $245 million revolving line of credit, maturing June 30, 2016. The Amended Credit Facility is secured by substantially all of the assets of Greenbrier and its material United States Subsidiaries, excluding the stock and assets of certain foreign subsidiaries and assets pledged as security for existing term loans.
This new facility replaces a $100 million revolving line of credit maturing November 2011. In connection with the entry into this facility, Greenbrier repaid on June 30, 2011 all obligations outstanding under the term loan due June 2012, among Greenbrier, and affiliates of WL Ross & Co. LLC (the WLR Term Loan). Immediately prior to its repayment and termination, there were outstanding borrowings of $71.8 million under the WLR Term Loan.
The line of credit is available to provide working capital and interim financing of equipment, principally for the United States and Mexican operations. Advances under this revolving credit facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization.
The new facility contains customary representations, warranties, and covenants, including specified restrictions on indebtedness, dispositions, restricted payments, transactions with affiliates, liens, fundamental changes, sale and leaseback transactions and other restrictions.
On June 30, 2011 borrowings by Greenbrier under this facility were approximately $75.0 million and outstanding letters of credit were approximately $3.9 million.

THE GREENBRIER COMPANIES, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We operate in three primary business segments: Manufacturing; Wheel Services, Refurbishment & Parts and Leasing & Services. These three business segments are operationally integrated. The Manufacturing segment, operating from facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. The Wheel Services, Refurbishment & Parts segment performs railcar repair, refurbishment and maintenance activities in the United States, Mexico and Canada as well as wheel, axle and bearing servicing, and production and reconditioning of a variety of parts for the railroad industry. The Leasing & Services segment owns approximately 9,000 railcars and provides management services for approximately 214,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. Management evaluates segment performance based on margins. We also produce rail castings through an unconsolidated joint venture.
The rail and marine industries are cyclical in nature. We are continuing to see recovery in the freight car markets in which we operate. Demand for our marine barge products remains soft. Customer orders may be subject to cancellations and contain terms and conditions customary in the industry. Historically, little variation has been experienced between the quantity ordered and the quantity actually delivered. Our railcar and marine backlogs are not necessarily indicative of future results of operations.
Multi-year supply agreements are a part of rail industry practice. Our total manufacturing backlog of railcars as of May 31, 2011 was approximately 13,600 units with an estimated value of $1.05 billion compared to 4,400 units valued at $370 million as of May 31, 2010. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog.
Marine backlog as of May 31, 2011 was approximately $250 thousand compared to $75 million as of May 31, 2010.
The recent global strengthening of freight car markets may at times limit the availability of certain components of our products, particularly specialized components such as castings, bolsters and trucks, and this may cause an interruption in production. Prices for steel, a primary component of railcars and barges, and related surcharges have fluctuated significantly and remain volatile. In addition, the price of certain railcar components, which are a product of steel, are affected by steel price fluctuations. New railcar and marine backlog generally either includes fixed price contracts which anticipate material price increases and surcharges, or contracts that contain actual or formulaic pass through of material price increases and surcharges. We are aggressively working to mitigate these exposures. The Company’s integrated business model has helped offset some of the effects of fluctuating steel and scrap steel prices, as a portion of our business segments benefit from rising steel scrap prices while other segments benefit from lower steel and scrap steel prices through enhanced margins.
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

THE GREENBRIER COMPANIES, INC.
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
On March 30, 2011, we entered into a purchase agreement (the Purchase Agreement) with Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Goldman, Sachs & Co. (the Initial Purchasers). Pursuant to the Purchase Agreement, we sold to the Initial Purchasers $230 million aggregate principal amount of our 3.5% Senior Convertible Notes due 2018 (the Convertible Notes), which included $15 million principal amount of Convertible Notes subject to the over-allotment option granted to the Initial Purchasers. The over-allotment option was exercised in full and the sale of $230 million aggregate principal amount of the Convertible Notes closed on April 5, 2011. In connection with the closing, on April 5, 2011, we entered into the indenture (the Convertible Notes Indenture) governing the Convertible Notes. The Convertible Notes Indenture contains terms, conditions and events of default customary for transactions of this nature.
The Convertible Notes bear interest at an annual rate of 3.5%, payable in cash semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2011. The Convertible Notes will mature on April 1, 2018, unless earlier repurchased by us or converted in accordance with their terms prior to such date. The Convertible Notes are senior unsecured obligations and rank equally with our other senior unsecured debt. The Convertible Notes are convertible into shares of our common stock at an initial conversion rate of 26.2838 shares per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $38.05 per share. The initial conversion rate and conversion price are subject to adjustment upon the occurrence of certain events, such as distributions, dividends or stock splits.
The net proceeds from the sale of the Convertible Notes, together with additional cash on hand, were used to repurchase any and all of our outstanding $235 million aggregate principal amount of 8⅜% senior notes due 2015 (the 2015 Notes). There was a one-time charge recorded in association with the early retirement of the 2015 Notes of approximately $10.0 million for the write-off of unamortized debt acquisition costs, prepayment premiums and other costs.
On June 30, 2011, we entered into a five-year $245 million revolving line of credit, maturing June 30, 2016. The Amended Credit Facility is secured by substantially all of the assets of Greenbrier and its material United States subsidiaries, excluding the stock and assets of certain foreign subsidiaries and assets pledged as security for existing term loans. This new facility replaces a $100 million revolving line of credit maturing November 2011. In connection with the entry into this facility, we repaid on June 30, 2011 all obligations outstanding under the term loan due June 2012, among us, and affiliates of WL Ross & Co. LLC (the WLR Term Loan). Immediately prior to its repayment and termination, there were outstanding borrowings of $71.8 million under the WLR Term Loan. The line of credit is available to provide working capital and interim financing of equipment, principally for the United States and Mexican operations. Advances under this revolving credit facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. The new facility contains customary representations, warranties, and covenants, including specified restrictions on indebtedness, dispositions, restricted payments, transactions with affiliates, liens, fundamental changes, sale and leaseback transactions and other restrictions. On June 30, 2011 borrowings under this facility were approximately $75.0 million and outstanding letters of credit were approximately $3.9 million.

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

THE GREENBRIER COMPANIES, INC.
completion method during the construction period or on the completed contract method based on the terms of the contract. Under the percentage of completion method, judgment is used to determine a definitive threshold against which progress towards completion can be measured to determine timing of revenue recognition.
Impairment of long-lived assets - When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets are evaluated for impairment. If the forecast undiscounted future cash flows are less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to fair value is recognized in the current period. These estimates are based on the best information available at the time of the impairment and could be materially different if circumstances change. If the forecast undiscounted future cash flows exceeded the carrying amount of the assets it would indicate that the assets were not impaired.
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
Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The provisions of Accounting Standards Codification (ASC) 350, Intangibles — Goodwill and Other, require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit with its carrying value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. The second step of the goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In the second step we would compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The goodwill balance as of May 31, 2011 of $137.1 million relates to the Wheel Services, Refurbishment & Parts segment. Goodwill was tested during the third quarter and the Company concluded that goodwill was not impaired.
Results of Operations
Three Months Ended May 31, 2011 Compared to Three Months Ended May 31, 2010
Overview
Total revenue for the three months ended May 31, 2011 was $317.3 million, an increase of $109.9 million from revenues of $207.4 million in the prior comparable period. Net loss attributable to Greenbrier for the three months ended May 31, 2011 was $3.3 million or $0.14 per diluted common share compared to net earnings attributable to Greenbrier of $4.6 million or $0.23 per diluted common share for the three months ended May 31, 2010. The net loss attributable to Greenbrier for the three months ended May 31, 2011 included loss on extinguishment of debt of $10.0 million pre-tax, $6.0 million net of tax.

THE GREENBRIER COMPANIES, INC.
(In thousands)

	Three Months Ended
	May 31,
	2011	2010
Margin:
Manufacturing	$14,813	$8,946
Wheel Services, Refurbishment & Parts	15,115	14,517
Leasing & Services	8,222	8,381

Segment margin total	38,150	31,844
Less unallocated expenses:
Selling and administrative	22,580	17,519
Gain on disposition of equipment	(1,678)	(4,024)
Interest and foreign exchange	9,807	10,811
Loss (gain) on extinguishment of debt	10,007	(1,275)

Earnings (loss) before income taxes and loss from unconsolidated affiliates	$(2,566)	$8,813

Manufacturing Segment
Manufacturing includes results from new railcar and marine production. New railcar delivery and backlog information includes all facilities.
Manufacturing revenue for the three months ended May 31, 2011 was $173.5 million compared to $77.9 million in the corresponding prior period, an increase of $95.6 million. Railcar deliveries, which are the primary source of manufacturing revenue, were approximately 2,200 units in the current period compared to approximately 700 units in the prior comparable period. The increase in revenue was primarily due to higher railcar deliveries, somewhat offset by a change in railcar product mix with lower per unit sales prices.
Manufacturing margin as a percentage of revenue for the three months ended May 31, 2011 was 8.5% compared to a margin of 11.5% for the three months ended May 31, 2010. The decrease was primarily the result of a marine and new railcar product mix which had less favorable pricing, as the prior period contained multi-year contracts entered into prior to the downturn. Although the quarter benefited from economies of operating at higher production levels, margins were impacted by inefficiencies associated with temporary shortages of castings.
Wheel Services, Refurbishment & Parts Segment
Wheel Services, Refurbishment & Parts revenue was $126.3 million for the three months ended May 31, 2011 compared to revenue of $111.2 million in the prior comparable period. The increase of $15.1 million was primarily due to higher sales volumes, principally related to our wheel services business, a product mix with a higher average sales price and metal scrapping programs that were just ramping up in the prior comparable period.
Wheel Services, Refurbishment & Parts margin as a percentage of revenue was 12.0% for the three months ended May 31, 2011 compared to 13.1% for the three months ended May 31, 2010. The decrease was primarily the result of a change in product mix which generates higher revenues with no corresponding increase in margin dollars and higher freight costs associated with the impact of severe weather at some of our locations. These decreases were partially offset by higher scrap metal prices and metal scrapping programs that were just ramping up in the prior comparable year.
Leasing & Services Segment
Leasing & Services revenue was $17.5 million for the three months ended May 31, 2011 compared to $18.3 million for the three months ended May 31, 2010. The decrease was primarily a result of the discontinuation of a certain management services contract. This was partially offset by increased lease revenues due to an increase in the size of the owned leased fleet and higher rents earned on leased railcars for syndication.

THE GREENBRIER COMPANIES, INC.
Leasing & Services margin as a percentage of revenue was 47.0% and 45.8% for the three-month periods ended May 31, 2011 and 2010. The increase was primarily a result of higher rents earned on leased railcars for syndication, which was partially offset by the discontinuation of a certain management services contract.
The percentage of owned units on lease as of May 31, 2011 was 96.8% compared to 94.5% at May 31, 2010.
Selling and Administrative
Selling and administrative expense was $22.6 million for the three months ended May 31, 2011 compared to $17.5 million for the comparable prior period, an increase of $5.1 million. The increase was primarily due to employee related costs which includes the partial restoration of previous salary reductions taken during the downturn and increases in incentive compensation, revenue based fees paid to our joint venture partner in Mexico due to both higher activity levels and a contractual increase in fee percentages, higher research and development costs associated with our manufacturing products, and certain non-recurring items.
Gain on Disposition of Equipment
Gain on disposition of equipment was $1.7 million for the three months ended May 31, 2011 compared to $4.0 million for the comparable prior period. The three months ended May 31, 2011 included a $0.3 million gain that was realized on the disposition of leased assets and a gain of $1.4 million of insurance proceeds related to the January 2009 fire at one of our Wheel Services, Refurbishment & Parts facilities. The three months ended May 31, 2010 included a $3.1 million gain that was realized on the disposition of leased assets and a gain of $0.9 million of insurance proceeds related to the January 2009 fire. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.
Other Costs
Interest and foreign exchange expense was $9.8 million for the three months ended May 31, 2011, compared to $10.8 million in the prior comparable period.
(In thousands)

	Three Months Ended
	May 31,		Increase
	2011	2010	(decrease)
Interest and foreign exchange:
Interest and other expense	$7,882	$8,908	$(1,026)
Accretion of term loan debt discount	1,069	1,077	(8)
Accretion of convertible debt discount	757	933	(176)
Foreign exchange loss (gain)	99	(107)	206

	$9,807	$10,811	$(1,004)

Interest and other expense decreased due to lower debt levels. During the quarter, we repaid $235.0 million of senior unsecured loans at 8⅜% and replaced it with $230.0 million of convertible debt at 3.5%. The decrease in the accretion of the convertible debt discounts was due to the proportionate write-off of the debt discount in the previous year associated with the partial retirement of the convertible senior notes.
Loss (gain) on extinguishment of debt was a loss of $10.0 million for the three months ended May 31, 2011, compared to a gain of $1.3 million in the prior comparable period. The current quarter relates to a loss on extinguishment of debt for the write-off of unamortized debt acquisition costs, prepayment premiums and other costs associated with the full retirement of the $235.0 million senior unsecured notes. The three months ended May 31, 2010 included a $2.3 million gain on extinguishment of debt associated with the early retirement of $22.2 million of convertible senior notes (due 2026), which was offset by $1.0 million for the proportionate write-off of loan fees and debt discount due to early repayments on the convertible note and certain term loans.

THE GREENBRIER COMPANIES, INC.
Income Tax
The provision for income taxes is based on projected consolidated results of operations and geographical mix of earnings for the entire year which results in an estimated 34.2% annual effective tax rate. The effective tax rate fluctuates from period to period due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating results for certain operations with no related tax effect. Relatively large changes in tax rates are the result of relatively small pre-tax operating profits and losses in comparison to the amount of taxes recorded. The tax rate for the three months ended May 31, 2011 was 11.7% as compared to 27.4% in the prior comparable period. The difference between the estimated annual effective tax rate and the actual tax rate is due to discrete expense items.
Loss from Unconsolidated Affiliates
Losses from unconsolidated affiliates were $0.5 million for the three months ended May 31, 2011 and $0.3 million for the three months ended May 31, 2010. Losses for the three months ended May 31, 2011 and 2010 include losses from our castings joint venture and from WLR — Greenbrier Rail Inc.
Noncontrolling Interest
Noncontrolling interest primarily represents our joint venture partner’s share in the earnings of our Mexican railcar manufacturing joint venture that began production in fiscal year 2007.
Nine Months Ended May 31, 2011 Compared to Nine Months Ended May 31, 2010
Overview
Total revenue for the nine months ended May 31, 2011 was $800.6 million, an increase of $223.2 million from revenues of $577.4 million in the prior comparable period. Net loss attributable to Greenbrier for the nine months ended May 31, 2011 was $6.2 million or $0.27 per diluted common share compared to a net loss attributable to Greenbrier of $3.4 million or $0.20 per diluted common share for the nine months ended May 31, 2010. The net loss attributable to Greenbrier for the nine months ended May 31, 2011 included a loss on extinguishment of debt of $10.0 million pre-tax, $6.0 million net of tax.
(In thousands)

	Nine Months Ended
	May 31,
	2011	2010
Margin:
Manufacturing	$29,574	$19,634
Wheel Services, Refurbishment & Parts	34,574	34,472
Leasing & Services	24,307	21,912

Segment margin total	88,455	76,018
Less unallocated expenses:
Selling and administrative	58,212	50,686
Gain on disposition of equipment	(6,148)	(5,659)
Interest and foreign exchange	30,646	34,328
Loss (gain) on extinguishment of debt	10,007	(1,275)

Loss before income taxes and loss from unconsolidated affiliates	$(4,262)	$(2,062)

Manufacturing Segment
Manufacturing revenue for the nine months ended May 31, 2011 was $415.5 million compared to $226.0 million in the corresponding prior period, an increase of $189.5 million. Railcar deliveries, which are the primary source of manufacturing revenue, were approximately 5,400 units in the current period compared to approximately 1,800 units in the prior comparable period. The increase in revenue was primarily due to higher railcar deliveries, somewhat offset by a decline in marine barge activity and a change in railcar product mix with lower per unit sales prices.

THE GREENBRIER COMPANIES, INC.
Manufacturing margin as a percentage of revenue for the nine months ended May 31, 2011 was 7.1% compared to 8.7% for the nine months ended May 31, 2010. The decrease was primarily the result of reduction in marine production partially offset by railcar margin improvements principally due to operating at higher production rates.
Wheel Services, Refurbishment & Parts Segment
Wheel Services, Refurbishment & Parts revenue of $333.6 million for the nine months ended May 31, 2011 increased by $35.7 million from revenue of $297.9 million in the prior comparable period. The increase was primarily due to higher sales volumes in wheels and repair and metal scrapping programs that were in effect for only a portion of the prior comparable period.
Wheel Services, Refurbishment & Parts margin as a percentage of revenue was 10.4% for the nine months ended May 31, 2011 compared to 11.6% for the nine months ended May 31, 2010. The decrease was primarily the result of a change in product mix which generates higher revenues with no corresponding increase in margin dollars and the impact of severe weather at some of our locations. These decreases were partially offset by higher scrap metal prices and metal scrapping programs that were in effect for only a portion of the prior comparable year.
Leasing & Services Segment
Leasing & Services revenue decreased $2.2 million to $51.4 million for the nine months ended May 31, 2011 compared to $53.6 million for the nine months ended May 31, 2010. The decrease was primarily a result of the discontinuation of a certain management services contract which was partially offset by higher rents earned on leased railcars for syndication.
Leasing & Services margin as a percentage of revenue increased to 47.3% for the nine months ended May 31, 2011 compared to 40.9% for the nine months ended May 31, 2010. The increase was primarily a result of increased rents earned on leased railcars for syndication and improved margins due to the remarketing of railcars that were stored in the previous year and lower operating costs on railcars in the lease fleet. These were partially offset by the discontinuation of a certain management services contract.
Selling and Administrative
Selling and administrative expense was $58.2 million for the nine months ended May 31, 2011 compared to $50.7 million for the comparable prior period, an increase of $7.5 million. The increase was primarily due to higher employee related costs which includes the partial restoration of previous salary reductions taken during the downturn and increases in incentive compensation, increased revenue based fees paid to our joint venture partner in Mexico due to both higher activity levels and a contractual increase in fee percentages, higher research and development costs associated with our manufacturing products and certain non-recurring items.
Gain on Disposition of Equipment
Gain on disposition of equipment was $6.1 million for the nine months ended May 31, 2011 compared to $5.7 million for the comparable prior period. The nine months ended May 31, 2011 included a $2.9 million gain that was realized on the disposition of leased assets and a gain of $3.2 million of insurance proceeds related to the January 2009 fire at one of our Wheel Services, Refurbishment & Parts facilities. The nine months ended May 31, 2010 included a $4.0 million gain that was realized on the disposition of leased assets and a gain of $1.7 million of insurance proceeds related to the January 2009 fire. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.

THE GREENBRIER COMPANIES, INC.
Other Costs
Interest and foreign exchange expense was $30.6 million for the nine months ended May 31, 2011, compared to $34.3 million in the prior comparable period.
(In thousands)

	Nine Months Ended
	May 31,		Increase
	2011	2010	(decrease)
Interest and foreign exchange:
Interest and other expense	$25,057	$27,245	$(2,188)
Accretion of term loan debt discount	3,207	3,307	(100)
Accretion of convertible debt discount	2,239	2,961	(722)
Foreign exchange loss	143	815	(672)

	$30,646	$34,328	$(3,682)

Interest and other expense decreased due to lower debt levels. During the third quarter, we repaid $235.0 million of senior unsecured loans at 8⅜% and replaced it with $230.0 million of convertible debt at 3.5%. The decrease in the accretion of the convertible debt discounts was due to the proportionate write-off of the debt discount in the previous year associated with the partial retirement of the convertible senior notes.
Loss (gain) on extinguishment of debt was a loss of $10.0 million for the nine months ended May 31, 2011, compared to a gain of $1.3 million in the prior comparable period. The current period relates to a loss on extinguishment of debt for the write-off of unamortized debt acquisition costs, prepayment premiums and other costs associated with the full retirement of the $235.0 million senior unsecured notes. The nine months ended May 31, 2010 included a $2.3 million gain on extinguishment of debt associated with the early retirement of $22.2 million of convertible senior notes (due 2026), which was offset by $1.0 million for the proportionate write-off of loan fees and debt discount due to early repayments on the convertible note and certain term loans.
Income Tax
The provision for income taxes is based on projected consolidated results of operations and geographical mix of earnings for the entire year which results in an estimated 34.2% annual effective tax rate. The effective tax rate fluctuates from period to period due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating results for certain operations with no related tax effect. Relatively large changes in tax rates are the result of relatively small pre-tax operating profits and losses in comparison to the amount of taxes recorded. The tax rate for the nine months ended May 31, 2011 was 19.1% as compared to 49.7% in the prior comparable period. The difference between the estimated annual effective tax rate and the actual tax rate is due to discrete expense items.
Loss from Unconsolidated Affiliates
Losses from unconsolidated affiliates were $1.7 million for the nine months ended May 31, 2011 and $0.6 million for the nine months ended May 31, 2010. Losses for the nine months ended May 31, 2011 include losses from our castings joint venture and from WLR — Greenbrier Rail Inc.
Noncontrolling Interest
Noncontrolling interest primarily represents our joint venture partner’s share in the earnings of our Mexican railcar manufacturing joint venture that began production in fiscal year 2007.

THE GREENBRIER COMPANIES, INC.
Liquidity and Capital Resources
We have been financed through cash generated from operations, borrowings and issuance of stock. During the nine months ended May 31, 2011, cash and cash equivalents decreased $64.6 million to $34.3 million from $98.9 million at August 31, 2010.
Cash used in operations was $77.3 million for the nine months ended May 31, 2011 compared to cash provided by operations for the nine months ended May 31, 2010 of $36.2 million. The decrease was primarily due to a change in working capital needs as we ramp up production levels and an increase in leased railcars for syndication due to higher activity levels.
Cash used in investing activities was $46.1 million for the nine months ended May 31, 2011, primarily for capital expenditures, compared to $20.4 million in the prior comparable period.
Capital expenditures totaled $59.7 million and $28.3 million for the nine months ended May 31, 2011 and 2010. Of these capital expenditures, approximately $30.4 million and $15.5 million were attributable to Leasing & Services operations. Leasing & Services capital expenditures for 2011, net of proceeds from sales of equipment, are expected to be approximately $20.0 million. We regularly sell assets from our lease fleet, some of which may have been purchased within the current period and included in capital expenditures. Proceeds from sales of equipment were $14.2 million and $14.8 million for the nine months ended May 31, 2011 and 2010.
Approximately $14.3 million and $4.5 million of capital expenditures for the nine months ended May 31, 2011 and 2010 were attributable to Manufacturing operations. Capital expenditures for Manufacturing operations are expected to be approximately $21.0 million in 2011 and primarily relate to enhancements to existing manufacturing facilities and information technology systems implementation.
Wheel Services, Refurbishment & Parts capital expenditures for the nine months ended May 31, 2011 and 2010 were $15.0 million and $8.2 million and are expected to be approximately $25.0 million in 2011 for the opening of a new wheel services facility to replace one previously destroyed by fire, maintenance and improvement of existing facilities and information systems implementation.
Cash provided by financing activities was $58.5 million for the nine months ended May 31, 2011 compared to $24.0 million for the nine months ended May 31, 2010. During the nine months ended May 31, 2011 we received $230.0 million in proceeds from a new convertible loan, net of $7.9 million in debt issuance costs, and $1.3 million from a new term loan, $62.8 million in net proceeds from an equity offering, $10.9 million in net proceeds from revolving notes borrowings and repaid $238.6 million in senior notes and other term debt. During the nine months ended May 31, 2010 we received $52.7 million in net proceeds from an equity offering and $1.7 million was received in net proceeds from a new term loan borrowing. This was partially offset by repayment of $28.4 million in term debt and convertible notes and $2.1 million in net repayments under the revolving credit lines.
All amounts originating in foreign currency have been translated at the May 31, 2011 exchange rate for the following discussion. As of May 31, 2011 senior secured credit facilities, consisting of three components, aggregated $130.0 million. A $100.0 million revolving line of credit, maturing November 2011, is secured by substantially all of our assets in the United States not otherwise pledged as security for term loans. The facility is available to provide working capital and interim financing of equipment, principally for the United States and Mexican operations. Advances under this revolving credit facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. In addition, current lines of credit totaling $20.0 million secured by certain of our European assets, with various variable rates, are available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from April 2012 through December 2012. In addition, the Mexican joint venture line of credit for up to $10.0 million is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5% and are due 180 days after the date of borrowing. Currently the Mexican joint venture can borrow on this facility through August 2011. As of May 31, 2011 outstanding borrowings under our facilities consists of $3.9 million in letters of credit outstanding under the North American credit facility, $6.7 million outstanding under the European credit facilities and $7.2 million outstanding under the Mexican joint venture credit facility.

THE GREENBRIER COMPANIES, INC.
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
Available borrowings under our credit facilities are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which, as of May 31, 2011 would allow for maximum additional borrowing of $399.3 million. The Company has an aggregate of $112.2 million available to draw down under the committed credit facilities as of May 31, 2011. This amount consists of $96.1 million available on the North American credit facility, $13.3 million on the European credit facilities and $2.8 on the Mexican joint venture credit facility.
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
In addition to the third party financing, Greenbrier has provided financing for a portion of the working capital needs of our Mexican joint venture through a secured, interest bearing loan. The balance of the loan was $19.0 million as of May 31, 2011. As of May 31, 2011, the Mexican joint venture had $8.2 million of third party debt, of which we have guaranteed 50% or approximately $4.1 million.
In accordance with customary business practices in Europe, we have $7.2 million in bank and third party performance and warranty guarantee facilities, all of which have been utilized as of May 31, 2011. To date no amounts have been drawn under these performance and warranty guarantees.
We have $0.5 million in long-term advances to an unconsolidated affiliate which are secured by accounts receivable and inventory. As of May 31, 2011, this same unconsolidated affiliate had $30 thousand in third party debt of which we have guaranteed 33% or approximately $10 thousand. The facility had been idled but has re-opened during the third quarter. We, along with our partners, have made additional equity investments during fiscal 2011, of which our share was $0.9 million. Additional investments will likely be required as production resumes.
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

THE GREENBRIER COMPANIES, INC.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We have operations in Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At May 31, 2011, $78.7 million of forecast sales in Europe were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results. We believe the exposure to foreign exchange risk is not material.
In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At May 31, 2011, net assets of foreign subsidiaries aggregated $28.9 million and a 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in equity of $2.9 million, or 0.8% of total equity Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.
Interest Rate Risk
We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $44.6 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At May 31, 2011, 65% of our outstanding debt has fixed rates and 35% has variable rates. At May 31, 2011, a uniform 10% increase in interest rates would result in approximately $0.5 million of additional annual interest expense.
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
Changes in Internal Controls over Financial Reporting
During the quarter ended May 31, 2011, we commenced implementation of a new ERP system at our Portland, Oregon manufacturing facility. The ERP implementation is accompanied by process changes and improvements, which we believe will have a favorable impact on the Company’s internal control over financial reporting. The key controls surrounding the ERP system have been identified and are subject to our Sarbanes-Oxley testing.
There were no additional changes, other than those noted above, in the Company’s internal controls over financial reporting during the quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE GREENBRIER COMPANIES, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There is hereby incorporated by reference the information disclosed in Note 16 to Consolidated Financial Statements, Part I of this quarterly report.
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
Our manufacturing operations depend in part on our ability to obtain timely deliveries of materials and components in acceptable quantities and quality from our suppliers. Certain components of our products, particularly specialized components like castings, bolsters and trucks, are currently available from only a limited number of suppliers or even a single supplier. Recent increases in the number of railcars manufactured have increased the demand for such components and continued strong demand has caused temporary shortages and may cause industry-wide shortages if suppliers are the process of ramping up production or reach capacity production. Our dependence on a limited number of suppliers or a single-source supplier involves risks, including limited control over pricing, availability and delivery schedules. If any one or more of our suppliers cease to provide us with sufficient quantities of our components in a timely manner or on terms acceptable to us, or cease to manufacture components of acceptable quality, we could incur disruptions or be limited in our production of our products and we could have to seek alternative sources for these components. We could also incur delays while we attempt to locate and engage alternative qualified suppliers and we might be unable to engage acceptable alternative suppliers on favorable terms, if at all. Any such disruption in our supply of specialized components or increased costs in those components could harm our business and adversely impact our results of operations.
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
We are required to perform an annual impairment review of goodwill and indefinite lived assets which could result in impairment write-downs. We perform a goodwill impairment test annually during the third fiscal quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets are evaluated for impairment. If the carrying value of the asset is in excess of the fair value, the carrying value will be adjusted to fair value through an impairment charge. As of May 31, 2011, we had $137.1 million of goodwill in our Wheel Services, Refurbishment & Parts segment and $52.8 million in net identifiable intangible assets. Our stock price can impact the results of the impairment review of goodwill and intangibles. Future write-downs of goodwill and intangibles could affect certain of the financial covenants under debt instruments and could restrict our financial flexibility. In the event of goodwill impairment, we may have to test other intangible assets for impairment. Impairment charges to our goodwill or our indefinite lived assets could impact our results of operations.

THE GREENBRIER COMPANIES, INC.
If we or our joint ventures fail to complete capital expenditure projects on time and within budget, or if these projects, once completed, fail to operate as anticipated, such failure could adversely affect our business, financial condition and results of operations.
From time-to-time, we, or our joint ventures, undertake strategic capital projects in order to enhance, expand and/or upgrade facilities and operational capabilities. For instance, we have undertaken an expansion of our wheels services business near North Platte, Nebraska and commenced construction of a new advanced automated wheel facility. In addition, our joint venture in Mexico is currently building a third line of production. Our ability, and our joint ventures’ ability, to complete these projects on time and within budget, and for us to realize the anticipated increased revenues or otherwise realize acceptable returns on these investments or other strategic capital projects that may be undertaken is subject to a number of risks, many of which are beyond our control, including a variety of market, operational, permitting, and labor related factors. In addition, the cost to implement any given strategic capital project ultimately may prove to be greater than originally anticipated. If we, or our joint ventures, are not able to achieve the anticipated results from the implementation of any of these strategic capital projects, or if unanticipated implementation costs are incurred, our business, financial condition and results of operations may be adversely affected.
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

THE GREENBRIER COMPANIES, INC.
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
Environmental studies have been conducted on our owned and leased properties that have indicated a need for additional investigation and some remediation. Some of these projects are ongoing. Our Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting our Portland, Oregon facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). We and more than 140 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised that we may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including us, have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. A draft of the RI study was submitted on October 27, 2009. The Feasibility Study is being developed and is expected to be submitted in the fourth calendar quarter of 2011. Eighty-three parties, including the State of Oregon and the federal government, have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately 110 additional parties have signed tolling agreements related to such allocations. On April 23, 2009, we and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc., et al, US District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has now been stayed by the court, pending completion of the RI/FS. In addition, we have entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which we agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. We are also conducting groundwater remediation relating to a historical spill on the property which antedates our ownership.
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

THE GREENBRIER COMPANIES, INC.
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

THE GREENBRIER COMPANIES, INC.
Changes in accounting standards, including accounting for leases, or inaccurate estimates or assumptions in the application of accounting policies, could adversely affect our financial results.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Accounting standard setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC, and our independent registered public accounting firm) may amend or even reverse their previous interpretations or positions on how these standards should be applied. In some cases, we could be required to apply a new or revised standard retrospectively, resulting in the restatement of prior period financial statements. In addition, the SEC may soon decide that issuers in the United States should be required to prepare financial statements in accordance with International Financial Reporting Standards, a comprehensive set of accounting standards promulgated by the International Accounting Standards Board, instead of U.S. Generally Accepted Accounting Principles and current proposals could potentially require us to report under the new standards beginning as early as 2015 or 2016. Changes in accounting standards can be hard to predict and can materially impact how we record and report our financial condition and results of operations.
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
Item 6. Exhibits
(a) List of Exhibits:
10.1	Amendment No. 1 to the Greenbrier Companies Nonqualified Deferred Compensation Plan dated May 25, 2011.

10.2	Form of Employee Restricted Share Agreement (time and performance vesting) related to the 2010 Amended and Restated Stock Incentive Plan.

31.1	Certification pursuant to Rule 13 a — 14 (a).

31.2	Certification pursuant to Rule 13 a — 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE GREENBRIER COMPANIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.
Date: July 8, 2011	By:	/s/ Mark J. Rittenbaum
Mark J. Rittenbaum
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 8, 2011	By:	/s/ James W. Cruckshank
James W. Cruckshank
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)