Form 10-K
period 2011-08-31
GREENBRIER COMPANIES INC
filed 2011-11-04
CIK 923120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer             Accelerated filer  X       Non-accelerated filer             Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes          No  X

Aggregate market value of the Registrant’s Common Stock held by non-affiliates as of February 28, 2011 (based on the closing price of such shares on such date) was $564,931,943.

The number of shares outstanding of the Registrant’s Common Stock on October 24, 2011 was 25,186,200, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive Proxy Statement dated November 23, 2011 prepared in connection with the Annual Meeting of Stockholders to be held on January 6, 2012 are incorporated by reference into Parts II and III of this Report.

The Greenbrier Companies, Inc.

Form 10-K

The Greenbrier Companies 2011 Annual Report

Forward-Looking Statements

From time to time, The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) or their representatives have made or may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission, including this filing on Form 10-K and in the Company’s President’s letter to stockholders that is typically distributed to the stockholders in conjunction with this Form 10-K and the Company’s Proxy Statement. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

•

availability of financing sources and borrowing base for working capital, other business development activities, capital spending and leased railcars for syndication (sale of railcars with lease attached);

•	ability to renew, maintain or obtain sufficient credit facilities and financial guarantees on acceptable terms;
•	ability to utilize beneficial tax strategies;
•	ability to grow our businesses;
•	ability to obtain sales contracts which provide adequate protection against increased costs of materials and components;
•	ability to obtain adequate insurance coverage at acceptable rates;
•	ability to obtain adequate certification and licensing of products; and
•	short- and long-term revenue and earnings effects of the above items.

The following factors, among others, could cause actual results or outcomes to differ materially from the forward-looking statements:

•	fluctuations in demand for newly manufactured railcars or marine barges;
•	fluctuations in demand for wheel services, refurbishment and parts;
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
•

production difficulties and product delivery delays as a result of, among other matters, inefficiencies associated with the start-up of production lines or increased production rates, changing technologies or non-performance of alliance partners, subcontractors or suppliers;

•	ability to renew or replace expiring customer contracts on satisfactory terms;
•	ability to obtain and execute suitable contracts for leased railcars for syndication;
•	lower than anticipated lease renewal rates, earnings on utilization based leases or residual values for leased equipment;
•	discovery of defects in railcars resulting in increased warranty costs or litigation;
•	resolution or outcome of pending or future litigation and investigations;
•	natural disasters or severe weather patterns that may affect either us, our suppliers or our customers;

The Greenbrier Companies 2011 Annual Report	1

•	loss of business from, or a decline in the financial condition of, any of the principal customers that represent a significant portion of our total revenues;
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

In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-K, including, without limitation, those contained under the heading, “Risk Factors,” contained in Part I, Item 1A of this Form 10-K.

All references to years refer to the fiscal years ended August 31st unless otherwise noted.

The Greenbrier Companies is a registered trademark of The Greenbrier Companies, Inc. Gunderson, Maxi-Stack, Auto-Max and YSD are registered trademarks of Gunderson LLC.

2	The Greenbrier Companies 2011 Annual Report

PART I

Item 1.	BUSINESS

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

We operate in three primary business segments: Manufacturing; Wheel Services, Refurbishment & Parts; and Leasing & Services. Financial information about our business segments for the years ended August 31, 2011, 2010 and 2009 is located in Note 22 Segment Information to our Consolidated Financial Statements.

The Greenbrier Companies, Inc., which was incorporated in Delaware in 1981, consummated a merger on February 28, 2006 with its affiliate, Greenbrier Oregon, Inc., an Oregon corporation, for the sole purpose of changing its state of incorporation from Delaware to Oregon. Greenbrier Oregon survived the merger and assumed the name, The Greenbrier Companies, Inc. Our principal executive offices are located at One Centerpointe Drive, Suite 200, Lake Oswego, Oregon 97035, our telephone number is (503) 684-7000 and our Internet web site is located at http://www.gbrx.com.

Products and Services

Manufacturing

North American Railcar Manufacturing - We manufacture a broad array of railcar types in North America and have demonstrated an ability to capture high market shares in many of the car types we produce. We are the leading North American manufacturer of intermodal railcars with an average market share of approximately 64% over the last five years. In addition to our strength in intermodal railcars, we have commanded an average market share of approximately 56% in boxcars, 30% in flat cars and 18% in covered hoppers over the last five years. We delivered our first tank car in 2009 and achieved an 11% market share during the last year. The primary products we produce for the North American market are:

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

The Greenbrier Companies 2011 Annual Report	3

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

European Railcar Manufacturing - Our European manufacturing operation produces a variety of railcar (wagon) types, including a comprehensive line of pressurized tank cars for liquid petroleum gas and ammonia and non-pressurized tank cars for light oil, chemicals and other products. In addition, we produce flat cars, coil cars for the steel and metals market, coal cars for both the continental European and United Kingdom markets, gondolas, sliding wall cars and automobile transporter cars. Although no formal statistics are available for the European market, we believe we are one of the leading new freight car manufacturers with an estimated market share of 10-15%.

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

4	The Greenbrier Companies 2011 Annual Report

Management Services - Our management services business offers a broad array of software and services that include railcar maintenance management, railcar accounting services (such as billing and revenue collection, car hire receivable and payable administration), total fleet management (including railcar tracking using proprietary software), administration and railcar remarketing. Frequently, we originate leases of railcars, which are either newly built or refurbished by us, with railroads or shippers, and sell the railcars and attached leases to financial institutions and subsequently provide management services under multi-year agreements. We currently own or provide management services for a fleet of approximately 225,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America.

	Fleet Profile(1) As of August 31, 2011
	Owned Units(2)	Managed Units	Total Units
Customer Profile:
Class I Railroads	3,426	91,270	94,696
Leasing Companies	313	93,178	93,491
Non-Class I Railroads	1,488	18,164	19,652
Shipping Companies	3,063	13,076	16,139
Off-lease	375	147	522
En route to Customer Location	19	8	27

Total Units	8,684	215,843	224,527

(1)	Each platform of a railcar is treated as a separate unit.
(2)	Percent of owned units on lease is 95.7% with an average remaining lease term of 2.1 years. The average age of owned units is 16 years.

Backlog

The following table depicts our reported third party railcar backlog in number of railcars and estimated future revenue value attributable to such backlog, at the dates shown:

	August 31,
	2011	2010	2009
New railcar backlog units(1)	15,400	5,300	13,400
Estimated future revenue value (in millions)(2)	$1,230	$420	$1,160
(1)	Each platform of a railcar is treated as a separate unit.
(2)	Subject to change based on finalization of product mix.

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

Multi-year supply agreements are a part of rail industry practice. Our total manufacturing backlog of railcars as of August 31, 2011 was approximately 15,400 units with an estimated value of $1.23 billion, compared to 5,300 units valued at $420 million as of August 31, 2010. Based on current production plans, approximately 14,500 units in the August 31, 2011 backlog are scheduled for delivery in 2012. The balance of the production is scheduled for delivery through 2013. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog.

We currently have no marine backlog compared to approximately $10 million as of August 31, 2010.

The Greenbrier Companies 2011 Annual Report	5

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

In 2011, revenue from four customers together, TTX Company (TTX), Union Pacific Railroad (UP), BNSF Railway Company (BNSF), and General Electric Railcar Services Corporation (GE) accounted for approximately 56% of total revenue, 18% of Leasing & Services revenue, 52% of Wheel Services, Refurbishment & Parts revenue and 62% of Manufacturing revenue. No other customers accounted for more than 10% of total revenue.

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

We periodically make advance purchases to avoid possible shortages of material due to capacity limitations of component suppliers and possible price increases. We do not typically enter into binding long-term contracts with suppliers because we rely on established relationships with major suppliers to ensure the availability of raw materials. We do have certain long-term agreements for specialty items to insure their availability.

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

Competition in the wheel services, refurbishment and parts business is dependent on the type of product or service provided. There are many competitors in the railcar repair and refurbishment business and fewer competitors in the wheel services and other parts businesses; recently there have been new entrants in the wheel services business. We believe we are the largest non-railroad provider of wheel services and refurbishment services. We compete primarily on the basis of quality, timeliness of delivery, customer service, price and engineering expertise.

6	The Greenbrier Companies 2011 Annual Report

There are at least twenty institutions that provide railcar leasing and services similar to ours. Many of them are also customers that buy new railcars from our manufacturing facilities and used railcars from our lease fleet, as well as utilize our management services. More than half of these institutions have greater resources than we do. We compete primarily on the basis of quality, price, delivery, reputation, service offerings and deal structuring ability. We believe our strong servicing capability and our ability to sell railcars with a lease attached (syndicate railcars), integrated with our manufacturing, repair shops, railcar specialization and expertise in particular lease structures provide a strong competitive position.

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

Through our customer relationships, insights are derived into the potential need for new products and services. Marketing and engineering personnel collaborate to evaluate opportunities and identify and develop new products. Research and development costs incurred for new product development during the years ended August 31, 2011, 2010 and 2009 were $3.0 million, $2.6 million and $1.7 million.

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

Environmental studies have been conducted on certain of the Company’s owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The U.S. Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting Greenbrier’s facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). Greenbrier and more than 140 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company, have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under

The Greenbrier Companies 2011 Annual Report	7

EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. A draft of the RI study was submitted on October 27, 2009. The Feasibility Study is being developed and is expected to be submitted in the first calendar quarter of 2012. Eighty-three parties, including the State of Oregon and the federal government, have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately 110 additional parties have signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc.et al, US District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has now been stayed by the court, pending completion of the RI/FS. In addition, the Company has entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. The Company is also conducting groundwater remediation relating to a historical spill on the property which antedates its ownership.

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

Regulation

The Federal Railroad Administration in the U.S. and Transport Canada in Canada administer and enforce laws and regulations relating to railroad safety. These regulations govern equipment and safety appliance standards for freight cars and other rail equipment used in interstate commerce. The Association of American Railroads (AAR) promulgates a wide variety of rules and regulations governing the safety and design of equipment, relationships among railroads and other railcar owners with respect to railcars in interchange, and other matters. The AAR also certifies railcar builders and component manufacturers that provide equipment for use on North American railroads. These regulations require us to maintain our certifications with the AAR as a railcar builder and component manufacturer, and products sold and leased by us in North America must meet AAR, Transport Canada, and Federal Railroad Administration standards.

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

Employees

As of August 31, 2011, we had 6,032 full-time employees, consisting of 4,462 employees in Manufacturing, 1,424 in Wheel Services, Refurbishment & Parts and 146 employees in Leasing & Services and corporate. In Poland, 372 employees are represented by unions. At our Frontera, Mexico joint venture manufacturing facility, 1,076 employees are represented by a union. At our Sahagun, Mexico facility, 587 employees are represented by a union. In addition to our own employees, 1,163 union employees work at our Sahagun, Mexico railcar manufacturing facility under our services agreement with Bombardier Transportation. At our Wheel Services, Refurbishment & Parts locations, 72 employees, in Mexico, are represented by unions. We believe that our relations with our employees are generally good.

8	The Greenbrier Companies 2011 Annual Report

Additional Information

We are a reporting company and file annual, quarterly, current and special reports, proxy statements and other information with the Securities and Exchange Committee (SEC). Through a link on the Investor Relations section of our website, http://www.gbrx.com, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available free of charge. Copies of our Audit Committee Charter, Compensation Committee Charter, Nominating/Corporate Governance Committee Charter and the Company’s Corporate Governance Guidelines are also available on our web site at http://www.gbrx.com. In addition, each of the reports and documents listed above are available free of charge by contacting our Investor Relations Department at The Greenbrier Companies, Inc., One Centerpointe Drive, Suite 200, Lake Oswego, Oregon 97035.

Item 1a.	RISK FACTORS

In addition to the risks outlined in this annual report under the heading “Forward-Looking Statements,” as well as other comments included herein regarding risks and uncertainties, the following risk factors should be carefully considered when evaluating our company. Our business, financial condition or financial results could be materially and adversely affected by any of these risks.

The ongoing uncertainty and volatility in the financial markets related to the U.S. budget deficit, the European sovereign debt crisis and the state of the U.S. economic recovery may adversely affect our operating results.

Global financial markets continue to experience disruptions, including increased volatility, and diminished liquidity and credit availability. In particular, developments in Europe have created uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations. This debt crisis and related European financial restructuring efforts may cause the value of the Euro to deteriorate, reducing the purchasing power of our European customers and reducing the translated amounts of U.S. dollar revenues. In addition, the European crisis is contributing to instability in global credit markets. If global economic and market conditions, or economic conditions in Europe, the U.S. or other key markets, remain uncertain, persist, or deteriorate further, our customers may respond by suspending, delaying or reducing their capital expenditures and equipment maintenance budgets, which may adversely affect our cash flows and results of operations.

During economic downturns or a rising interest rate environment, the cyclical nature of our business results in lower demand for our products and services and reduced revenue.

Our business is cyclical. Overall economic conditions and the purchasing practices of buyers have a significant effect upon our railcar repair, refurbishment and component parts, marine manufacturing, railcar manufacturing and leasing and fleet management services businesses due to the impact on demand for new, refurbished, used and leased products and services. As a result, during downturns, we could operate with a lower level of backlog and may temporarily slow down or halt production at some or all of our facilities. Economic conditions that result in higher interest rates increase the cost of new leasing arrangements, which could cause some of our leasing customers to lease fewer of our railcars or demand shorter lease terms. An economic downturn or increase in interest rates may reduce demand for our products and services, resulting in lower sales volumes, lower prices, lower lease utilization rates and decreased profits.

We face aggressive competition by a concentrated group of competitors and a number of factors may influence our performance and our results of operations.

We face aggressive competition by a concentrated group of competitors in all geographic markets and in each area of our business. The railcar manufacturing and repair industry is intensely competitive and we expect it to

The Greenbrier Companies 2011 Annual Report	9

remain so in the foreseeable future. A number of other factors may influence our performance, including without limitation: fluctuations in the demand for newly manufactured railcars or marine barges; fluctuations in demand for wheel services, refurbishment and parts; our ability to adjust to the cyclical nature of the industries in which we operate; delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase the amount of products or services under the contracts as anticipated; domestic and global economic conditions including such matters as embargoes or quotas; growth or reduction in the surface transportation industry; steel and specialty component price fluctuations and availability, scrap surcharges, steel scrap prices and other commodity price fluctuations and their impact on product demand and margin; loss of business from, or a decline in the financial condition of, any of the principal customers that represent a significant portion of our total revenues; competitive factors, including introduction of competitive products, new entrants into certain of our markets, price pressures, limited customer base and competitiveness of our manufacturing facilities and products; industry overcapacity and our manufacturing capacity utilization; and other risks, uncertainties and factors. If we do not compete successfully or if we are affected by any of these factors, our market share, margin and results of operation may be adversely affected.

A change in our product mix, a failure to design or manufacture products or technologies or achieve certification or market acceptance of new products or technologies or introduction of products by our competitors could have an adverse effect on our profitability and competitive position.

We manufacture and repair a variety of railcars. The demand for specific types of these railcars and mix of refurbishment work varies from time to time. These shifts in demand could affect our margins and could have an adverse effect on our profitability. Currently a large portion of our backlog includes a concentrated product mix of covered hoppers and tank cars used in hydraulic fracturing operations for the extraction of fossil fuels. A sudden change in this market could have an adverse effect on our profitability.

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

10	The Greenbrier Companies 2011 Annual Report

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

A significant portion of our revenue and backlog is generated from a few major customers such as TTX, BNSF, UP and GE. Although we have some long-term contractual relationships with our major customers, we cannot be assured that our customers will continue to use our products or services or that they will continue to do so at historical levels. A reduction in the purchase or leasing of our products or a termination of our services by one or more of our major customers could have an adverse effect on our business and operating results.

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

The Greenbrier Companies 2011 Annual Report	11

particularly specialized components like castings, bolsters and trucks, are currently available from only a limited number of suppliers. Recent increases in the number of railcars manufactured have increased the demand for such components and continued strong demand has caused temporary shortages and may cause industry-wide shortages if suppliers are in the process of ramping up production or reach capacity production. Our dependence on a limited number of suppliers involves risks, including limited control over pricing, availability and delivery schedules. If any one or more of our suppliers cease to provide us with sufficient quantities of our components in a timely manner or on terms acceptable to us, or cease to manufacture components of acceptable quality, we could incur disruptions or be limited in our production of our products and we could have to seek alternative sources for these components. We could also incur delays while we attempt to locate and engage alternative qualified suppliers and we might be unable to engage acceptable alternative suppliers on favorable terms, if at all. Any such disruption in our supply of specialized components or increased costs in those components could harm our business and adversely impact our results of operations.

Changes in the credit markets and the financial services industry could negatively impact our business, results of operations, financial condition or liquidity.

The credit markets and the financial services industry continue to experience a period of unprecedented turmoil, resulting in tighter availability of credit on more restrictive terms. This could have a negative impact on our liquidity and financial condition if our ability to borrow money to finance operations, obtain credit from trade creditors, offer leasing products to our customers or sell railcar assets to other lessors were to be impaired. In addition, if economic conditions remain depressed it could also adversely impact our customers’ ability to purchase or pay for products from us or our suppliers’ ability to provide us with product, either of which could negatively impact our business and results of operations.

If we or our joint ventures fail to complete capital expenditure projects on time and within budget, or if these projects, once completed, fail to operate as anticipated, such failure could adversely affect our business, financial condition and results of operations.

From time-to-time, we, or our joint ventures, undertake strategic capital projects in order to enhance, expand and/or upgrade facilities and operational capabilities. For instance, we have undertaken an expansion of our wheels services business near North Platte, Nebraska and commenced construction of a new advanced automated wheel facility. In addition, our facility in Sahagun, Mexico is currently building a new railcar production line to replace a temporary line currently in use. Our ability, and our joint ventures’ ability, to complete these projects on time and within budget, and for us to realize the anticipated increased revenues or otherwise realize acceptable returns on these investments or other strategic capital projects that may be undertaken is subject to a number of risks, many of which are beyond our control, including a variety of market, operational, permitting, and labor related factors. In addition, the cost to implement any given strategic capital project ultimately may prove to be greater than originally anticipated. If we, or our joint ventures, are not able to achieve the anticipated results from the implementation of any of these strategic capital projects, or if unanticipated implementation costs are incurred, our business, financial condition and results of operations may be adversely affected.

The timing of our asset sales and related revenue recognition could cause significant differences in our quarterly results and liquidity.

We may build railcars or marine barges in anticipation of a customer order, or that are leased to a customer and ultimately planned to be sold to a third-party. The difference in timing of production and the ultimate sale is subject to risk and could cause a fluctuation in our quarterly results and liquidity. In addition, we periodically sell railcars from our own lease fleet and the timing and volume of such sales is difficult to predict. As a result, comparisons of our quarterly gain on disposition of equipment, income and liquidity between quarterly periods within one year and between comparable periods in different years may not be meaningful and should not be relied upon as indicators of our future performance.

12	The Greenbrier Companies 2011 Annual Report

We could be unable to remarket leased railcars on favorable terms upon lease termination or realize the expected residual values, which could reduce our revenue and decrease our overall return.

We re-lease or sell railcars we own upon the expiration of existing lease terms. The total rental payments we receive under our operating leases do not fully amortize the acquisition costs of the leased equipment, which exposes us to risks associated with remarketing the railcars. Our ability to remarket leased railcars profitably is dependent upon several factors, including, but not limited to, market and industry conditions, cost of and demand for newer models, costs associated with the refurbishment of the railcars and interest rates. Our inability to re-lease or sell leased railcars on favorable terms could result in reduced revenues and margins or gain on disposition of equipment and decrease our overall returns.

Risks related to our operations outside of the U.S. could adversely impact our operating results.

Our operations outside of the U.S. are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade or economic changes or instability could limit or curtail our foreign business activities and operations. Some foreign countries in which we operate have regulatory authorities that regulate railroad safety, railcar design and railcar component part design, performance and manufacturing. If we fail to obtain and maintain certifications of our railcars and railcar parts within the various foreign countries where we operate, we may be unable to market and sell our railcars in those countries. In addition, unexpected changes in regulatory requirements, tariffs and other trade barriers, more stringent rules relating to labor or the environment, adverse tax consequences, currency and price exchange controls could limit operations and make the manufacture and distribution of our products difficult. The uncertainty of the legal environment or geo-political risks in these and other areas could limit our ability to enforce our rights effectively. Because we have operations outside the U.S., we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws. We operate in parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. The failure to comply with laws governing international business practices may result in substantial penalties and fines. Any international expansion or acquisition that we undertake could amplify these risks related to operating outside of the U.S.

We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.

Our success depends in part on our ability to attract, retain and motivate senior management and other key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, competitors’ hiring practices, cost reduction activities, and the effectiveness of our compensation programs. Competition for qualified personnel can be very intense. We must continue to recruit, retain and motivate senior management and other key employees sufficient to maintain our current business and support our future projects. We are vulnerable to attrition among our current senior management team and other key employees. A loss of any such personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations. In addition, several key members of our senior management team are at or nearing retirement age. If we are unsuccessful in our succession planning efforts, the continuity of our business and results of operations could be adversely impacted.

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

The Greenbrier Companies 2011 Annual Report	13

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

In Sahagun, Mexico, we depend on a third party to provide us with most of the labor services for our operations under a services agreement. All of the labor provided by the third party is subject to collective bargaining agreements, over which we have no control. If the third party fails to provide us with the services required by our agreement for any reason, including labor stoppages or strikes or a sale of facilities owned by the third party, our operations could be adversely effected. Additionally, we could incur substantial expense and interruption if we are unable to renew our Sahagun, Mexico manufacturing facility’s lease on acceptable terms, or at all, or if such lease was terminated early. The current lease agreement expires in November 2014. Any interruption of our manufacturing operations in Mexico could adversely affect our results of operations.

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

14	The Greenbrier Companies 2011 Annual Report

Our financial performance and market value could cause future write-downs of goodwill or intangibles in future periods.

We are required to perform an annual impairment review of goodwill and indefinite lived assets which could result in impairment write-downs. We perform a goodwill impairment test annually during our third fiscal quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets are evaluated for impairment. If the carrying value of the asset is in excess of the fair value, the carrying value will be adjusted to fair value through an impairment charge. As of August 31, 2011, we had $137.1 million of goodwill in our Wheel Services, Refurbishment & Parts segment. Our stock price can impact the results of the impairment review of goodwill and intangibles. Future write-downs of goodwill and intangibles could affect certain of the financial covenants under debt instruments and could restrict our financial flexibility. In the event of goodwill impairment, we may have to test other intangible assets for impairment. Impairment charges to our goodwill or our indefinite lived assets could impact our results of operations.

A prolonged decline in demand for our barge products would have an adverse effect on our financial condition and results of operations.

In the marine market, current weak economic conditions may continue to have an adverse effect on our results of operations by reducing demand for our marine barges. This could reduce our revenues and margins, limit our ability to grow, increase pricing pressure on our products, and otherwise adversely affect our financial results.

Fluctuations in foreign currency exchange rates could lead to increased costs and lower profitability.

Outside of the U.S., we operate in Mexico, Germany and Poland, and our non-U.S. businesses conduct their operations in local currencies and other regional currencies. We also source materials worldwide. Fluctuations in exchange rates may affect demand for our products in foreign markets or our cost competitiveness and may adversely affect our profitability. Although we attempt to mitigate a portion of our exposure to changes in currency rates through currency rate hedge contracts and other activities, these efforts cannot fully eliminate the risks associated with the foreign currencies. In addition, some of our borrowings are in foreign currency, giving rise to risk from fluctuations in exchange rates. A material or adverse change in exchange rates could result in significant deterioration of profits or in losses for us.

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

In addition to environmental, health and safety laws, the transportation of commodities by railcar raises potential risks in the event of a derailment or other accident. Generally, liability under existing law in the U.S. for accidents such as derailments depends on the negligence of the party. However, for certain hazardous commodities being shipped, strict liability concepts may apply.

Environmental studies have been conducted on certain of our owned and leased properties that have indicated a need for additional investigation and some remediation. Some of these projects are ongoing. Our Portland,

The Greenbrier Companies 2011 Annual Report	15

Oregon manufacturing facility is located adjacent to the Willamette River. The U.S. Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting our Portland, Oregon facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). We and more than 140 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised that we may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including us, have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. A draft of the RI study was submitted on October 27, 2009. The Feasibility Study is being developed and is expected to be submitted in the first calendar quarter of 2012. Eighty-three parties, including the State of Oregon and the federal government, have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately 110 additional parties have signed tolling agreements related to such allocations. On April 23, 2009, we and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc., et al, US District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has now been stayed by the court, pending completion of the RI/FS. In addition, we have entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which we agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. We are also conducting groundwater remediation relating to a historical spill on the property which antedates our ownership.

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

16	The Greenbrier Companies 2011 Annual Report

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

The Greenbrier Companies 2011 Annual Report	17

make difficult, subjective, and complex judgments about matters that are inherently uncertain. Accounting standard setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC, and our independent registered public accounting firm) may amend or even reverse their previous interpretations or positions on how these standards should be applied. In some cases, we could be required to apply a new or revised standard retrospectively, resulting in the restatement of prior period financial statements. In addition, the SEC may soon decide that issuers in the U.S. should be required to prepare financial statements in accordance with International Financial Reporting Standards, a comprehensive set of accounting standards promulgated by the International Accounting Standards Board, instead of U.S. Generally Accepted Accounting Principles and current proposals could potentially require us to report under the new standards beginning as early as 2015 or 2016. Changes in accounting standards can be hard to predict and can materially impact how we record and report our financial condition and results of operations.

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

Natural disasters or severe weather conditions could disrupt our business and result in loss of revenue or higher expenses.

Any serious disruption at any of our facilities due to hurricane, earthquake, flood, or any other natural disaster could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs and expenses. If there is a natural disaster or other serious disruption at any of our facilities, particularly any of our Mexican facilities, it could impair our ability to adequately supply our customers, cause a significant disruption to our operations, cause us to incur significant costs to relocate or reestablish these functions and negatively impact our operating results. While we insure against certain business interruption risks, such insurance may not adequately compensate us for any losses incurred as a result of natural or other disasters.

Item 1b.	UNRESOLVED STAFF COMMENTS

None.

18	The Greenbrier Companies 2011 Annual Report

Item 2.	PROPERTIES

We operate at the following primary facilities as of August 31, 2011:

Description	Location	Status
Manufacturing Segment

Railcar manufacturing:	Portland, Oregon	Owned
	2 locations in Sahagun, Mexico	Leased — 1 location Owned — 1 location
	Frontera, Mexico	Leased
	Swidnica, Poland	Owned
Marine manufacturing:	Portland, Oregon	Owned

Wheel Services, Refurbishment & Parts Segment

Railcar repair:	20 locations in the U.S., 1 location in Mexico and 1 location in Canada	Leased — 9 locations Owned — 6 locations Customer premises — 7 locations

Wheel reconditioning:	10 locations in the U.S. and 2 locations in Mexico	Leased — 7 locations Owned — 5 locations

Parts fabrication and reconditioning:	4 locations in the U.S.	Leased — 2 locations Owned — 2 locations

Administrative offices:	2 locations in the U.S.	Leased

Leasing & Services Segment

Corporate offices, railcar marketing and leasing activities:	Lake Oswego, Oregon	Leased

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

There is hereby incorporated by reference the information disclosed in Note 25 to Consolidated Financial Statements, Part II, Item 8 of this Form 10-K.

Item 4.	REMOVED AND RESERVED

The Greenbrier Companies 2011 Annual Report	19

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the New York Stock Exchange under the symbol GBX since July 14, 1994. There were approximately 461 holders of record of common stock as of October 24, 2011. The following table shows the reported high and low sales prices of our common stock on the New York Stock Exchange for the fiscal periods indicated.

	High	Low
2011
Fourth quarter	$26.16	$11.78
Third quarter	$30.38	$23.15
Second quarter	$26.48	$18.96
First quarter	$20.18	$11.72
2010
Fourth quarter	$15.45	$9.10
Third quarter	$18.00	$9.23
Second quarter	$12.32	$7.42
First quarter	$14.05	$8.51

Quarterly dividends were suspended as of the third quarter 2009. There is no assurance as to the payment of future dividends as they are dependent upon future earnings, capital requirements and our financial condition.

20	The Greenbrier Companies 2011 Annual Report

Performance Graph

The following graph demonstrates a comparison of cumulative total returns for the Company’s Common Stock, the Dow Jones US Industrial Transportation Index and the Standard & Poor’s (S&P) 500 Index. The graph assumes an investment of $100 on August 31, 2006 in each of the Company’s Common Stock and the stocks comprising the indices. Each of the indices assumes that all dividends were reinvested and that the investment was maintained to and including August 31, 2011, the end of the Company’s 2011 fiscal year.

The comparisons in this table are required by the SEC, and therefore, are not intended to forecast or be indicative of possible future performance of our Common Stock.

Equity Compensation Plan Information

Equity Compensation Plan Information is hereby incorporated by reference to the “Equity Compensation Plan Information” table in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s year ended August 31, 2011.

The Greenbrier Companies 2011 Annual Report	21

Item 6.	SELECTED FINANCIAL DATA

YEARS ENDED AUGUST 31,

(In thousands, except per share data)	2011		2010		2009		2008		2007
Statement of Operations Data
Revenue:
Manufacturing	$721,102		$295,566		$462,496		$665,093		$738,424
Wheel Services, Refurbishment & Parts	452,865		388,434		475,397		527,466		381,670
Leasing & Services	69,323		72,280		78,298		89,510		90,334

	$1,243,290		$756,280	(1)	$1,016,191	(1)	$1,282,069	(1)	$1,210,428	(1)

Earnings (loss) from operations	$67,574		$52,107		$(28,303)		$74,808		$74,120

Net earnings (loss) attributable to Greenbrier	$6,466	(3)	$4,277	(2)(3)	$(56,391	)(2)(3)	$17,383	(2)	$20,007	(2)(3)

Basic earnings (loss) per common share attributable to Greenbrier:	$0.27		$0.23		$(3.35)		$1.06		$1.25
Diluted earnings (loss) per common share attributable to Greenbrier:	$0.24		$0.21		$(3.35)		$1.06		$1.24
Weighted average common shares outstanding:
Basic	24,100		18,585		16,815		16,395		16,056
Diluted	26,501		20,213		16,815		16,417		16,094
Cash dividends paid per share	$.00		$.00		$.12		$.32		$.32

Balance Sheet Data
Total assets	$1,301,655		$1,072,888		$1,048,291		$1,256,960		$1,072,749
Revolving notes and notes payable	$519,479		$501,330		$541,190		$580,954		$476,071
Total equity	$375,901		$297,407		$232,450		$281,838		$263,588

Other Operating Data
New railcar units delivered	9,400		2,500		3,700		7,300		8,600
New railcar units backlog	15,400		5,300		13,400	(4)	16,200	(4)	12,100	(4)
Lease fleet:
Units managed	215,843		225,223		217,403		137,697		136,558
Units owned	8,684		8,156		8,713		8,631		8,663
Cash Flow Data
Capital expenditures:
Manufacturing	$20,016		$8,715		$9,109		$24,113		$20,361
Wheel Services, Refurbishment & Parts	20,087		12,215		6,599		7,651		5,009
Leasing & Services	44,199		18,059		23,139		45,880		111,924

	$84,302		$38,989		$38,847		$77,644		$137,294

Proceeds from sale of equipment	$18,730		$22,978		$15,555		$14,598		$119,695

Depreciation and amortization:
Manufacturing	$9,853		$11,061		$11,471		$11,267		$10,762
Wheel Services, Refurbishment & Parts	11,853		11,435		11,885		10,338		9,042
Leasing & Services	16,587		15,015		14,313		13,481		13,022

	$38,293		$37,511		$37,669		$35,086		$32,826

(1)

Historically, the Company has reported Gain on disposition of leased equipment as a net amount in Revenue. The Company has changed its financial statement presentation to now report these amounts as a separate line item captioned “Gain on disposition of equipment”, which is a component of operating income below margin. This change in presentation resulted in a decrease in Revenue and corresponding increase in Gain on disposition of equipment of $8.2 million, $1.9 million, $8.0 million and $13.4 million for 2010, 2009, 2008 and 2007. Such change in presentation did not result in any change to Net earnings (loss) attributable to Greenbrier.

(2)

2010 includes income of $11.9 million net of tax for a special item related to the release of the liability associated with the 2008 de-consolidation of our former Canadian subsidiary. 2009 includes goodwill impairment of $51.0 million, net of tax. 2008 includes special charges net of tax of $2.3 million related to the closure of our Canadian subsidiary. 2007 includes special charges net of tax of $13.7 million related to the impairment and closure of our Canadian subsidiary.

(3)

2011 includes a loss on extinguishment of debt of $9.4 million net of tax for the write-off of unamortized debt issuance costs, prepayment premiums, debt discount and other costs associated with the repayment of senior unsecured notes and certain term loans. 2010 includes a gain on extinguishment of debt of $1.3 million net of tax for the gain associated with the early retirement of a portion of the convertible senior notes, partially offset by the write-off of loan fees and debt discount. 2009 includes a loss on extinguishment of debt of $0.8 million net of tax for the interest rate swap breakage fees associated with the voluntary prepayment of certain term loans and the acceleration of loan fees associated with the reduction in size of the North American credit facility. 2007 includes a loss on extinguishment of debt of $0.7 million net of tax due to the write-off of loan origination costs on the North American revolving credit facility due to entering into a new credit facility.

(4)

2009, 2008 and 2007 backlog includes 8,500 units, 8,500 units and 3,500 units subject to fulfillment of certain competitive and contractual conditions. 2007 through 2009 backlog all include 400 units subject to certain cancellation provisions.

22	The Greenbrier Companies 2011 Annual Report

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We operate in three primary business segments: Manufacturing; Wheel Services, Refurbishment & Parts; and Leasing & Services. These three business segments are operationally integrated. The Manufacturing segment, operating from facilities in the United States (U.S.), Mexico and Poland, produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. The Wheel Services, Refurbishment & Parts segment performs railcar repair, refurbishment and maintenance activities in the U.S., Mexico and Canada as well as wheel, axle and bearing servicing, and production and reconditioning of a variety of parts for the railroad industry. The Leasing & Services segment owns approximately 9,000 railcars and provides management services for approximately 216,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. Management evaluates segment performance based on margins. We also produce rail castings through an unconsolidated joint venture.

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

Multi-year supply agreements are a part of rail industry practice. Our total manufacturing backlog of railcars as of August 31, 2011 was approximately 15,400 units with an estimated value of $1.23 billion compared to 5,300 units with an estimated value of $420 million as of August 31, 2010. Based on current production plans, approximately 14,500 units in the August 31, 2011 backlog are scheduled for delivery in 2012. The balance of the production is scheduled for delivery through 2013. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog.

We currently have no marine backlog compared to approximately $10 million as of August 31, 2010. As a result of current softness in the marine market, we continue to shift marine workers to support new railcar production.

The recent global strengthening of freight car markets may at times limit the availability of certain components of our products that we source from external suppliers, particularly specialized components such as castings, bolsters and trucks, and this may cause an interruption in production. Prices for steel, a primary component of railcars and barges, and related surcharges have fluctuated significantly and remain volatile. In addition, the price of certain railcar components, which are a product of steel, are affected by steel price fluctuations. New railcar and marine backlog generally either includes fixed price contracts which anticipate material price increases and surcharges, or contracts that contain actual or formulaic pass through of material price increases and surcharges. We are aggressively working to mitigate these exposures. The Company’s integrated business model has helped offset some of the effects of fluctuating steel and scrap steel prices, as a portion of our business segments benefit from rising steel scrap prices while other segments benefit from lower steel and scrap steel prices through enhanced margins.

On June 30, 2011, we entered into a five-year $245 million revolving line of credit, maturing June 30, 2016. On November 2, 2011 the revolving line of credit was increased by $15 million to a total of $260 million under the existing provisions of the credit agreement. The Amended Credit Facility is secured by substantially all of the assets of Greenbrier and its material U.S. subsidiaries, excluding the stock and assets of certain foreign subsidiaries and assets pledged as security for existing term loans. This new facility replaces a $100 million revolving line of credit that would have matured in November 2011. In connection with the entry into this facility, on June 30, 2011 we repaid all obligations outstanding under the term loan due June 2012, among us, and affiliates of WL Ross & Co. LLC (the WLR Term Loan). Immediately prior to its repayment and termination, there were outstanding borrowings of $71.8 million under the WLR Term Loan. There was a one-time charge recorded in Loss on extinguishment of debt in association with the early repayment of the WLR

The Greenbrier Companies 2011 Annual Report	23

Term Loan of $5.6 million for the write-off of unamortized debt acquisition costs and the debt discount. The line of credit is available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this revolving credit facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. The new facility contains customary representations, warranties, and covenants, including specified restrictions on indebtedness, dispositions, restricted payments, transactions with affiliates, liens, fundamental changes, sale and leaseback transactions and other restrictions.

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

The net proceeds from the sale of the Convertible Notes, together with additional cash on hand, were used to repurchase any and all of our outstanding $235 million aggregate principal amount of 8 3/8% senior notes due 2015 (the 2015 Notes). There was a one-time charge recorded in Loss on extinguishment of debt in association with the early retirement of the 2015 Notes of $10.1 million for the write-off of unamortized debt acquisition costs, prepayment premiums and other costs.

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

24	The Greenbrier Companies 2011 Annual Report

Results of Operations

Overview

Total revenue was $1.2 billion, $0.8 billion and $1.0 billion for the years ended August 31, 2011, 2010 and 2009. Net earnings attributable to Greenbrier for the year ended August 31, 2011 were $6.5 million or $0.24 per diluted common share which included $9.4 million in loss on extinguishment of debt, net of tax or $0.35 per diluted common share. Net earnings attributable to Greenbrier for the year ended August 31, 2010 were $4.3 million or $0.21 per diluted common share which included income of $13.1 million in special items and gain on extinguishment of debt, net of tax or $0.65 per diluted common share. Net loss attributable to Greenbrier for the year ended August 31, 2009 was $56.4 million or $3.35 per diluted common share which included goodwill impairment and loss on extinguishment of debt aggregating $51.8 million, net of tax or $3.08 per diluted common share.

(In thousands)	2011	2010	2009
Revenue:
Manufacturing	$721,102	$295,566	$462,496
Wheel Services, Refurbishment & Parts	452,865	388,434	475,397
Leasing & Services	69,323	72,280	78,298

	1,243,290	756,280	1,016,191
Margin:
Manufacturing	$59,975	$27,171	$3,763
Wheel Services, Refurbishment & Parts	47,416	43,912	55,103
Leasing & Services	32,140	30,915	32,307

Segment margin total	139,531	101,998	91,173
Less unallocated items:
Selling and administrative	80,326	69,931	65,743
Gain on disposition of equipment	(8,369)	(8,170)	(1,934)
Goodwill impairment	–	–	55,667
Special items	–	(11,870)	–
Interest and foreign exchange	36,992	45,204	44,612
Loss (gain) on extinguishment of debt	15,657	(2,070)	1,300

Earnings (loss) before income tax and loss from unconsolidated affiliates	$14,925	$8,973	$(74,215)

Greenbrier operates in three reportable segments: Manufacturing; Wheel Services, Refurbishment & Parts; and Leasing & Services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance is evaluated based on margin. The Company’s integrated business model results in selling and administrative costs being intertwined among the segments. Any allocation of these costs would be subjective and not meaningful and as a result, Greenbrier’s management does not allocate these costs for either external or internal reporting purposes.

Manufacturing Segment

Manufacturing revenue includes new railcar and marine production. New railcar delivery and backlog information discussed below includes all facilities.

Manufacturing revenue was $721.1 million, $295.6 million and $462.5 million for the years ended August 31, 2011, 2010 and 2009. Railcar deliveries, which are the primary source of manufacturing revenue, were 9,400 units in 2011 compared to 2,500 units in 2010 and 3,700 units in 2009. Manufacturing revenue increased $425.5 million, or 144.0%, in 2011 compared to 2010 primarily due to higher railcar deliveries partially offset by a decline in marine barge activity and a change in railcar product mix with lower per unit sales prices. Manufacturing revenue decreased $166.9 million, or 36.1%, in 2010 compared to 2009 primarily due to a decline in marine barge production, lower railcar deliveries and a change in railcar product mix with lower per unit sales prices. 2009 revenue was reduced by an $11.6 million obligation of guaranteed minimum earnings under a certain contract.

The Greenbrier Companies 2011 Annual Report	25

Manufacturing margin as a percentage of revenue was 8.3% in 2011, 9.2% in 2010 and 0.8% in 2009. The decrease in the current period was primarily the result of a less favorable product mix and learning curve costs associated with start-up of railcar production lines, partially offset by operating at higher production rates. Manufacturing margin as a percentage of revenue was 9.2% in 2010 compared to 0.8% in 2009. The increase was primarily the result of a more favorable product mix and improved production efficiencies at our Mexican joint venture. 2010 was positively impacted by the re-marketing of railcars that were subject to guaranteed minimum earnings under a certain contract in the prior year. 2009 margin was reduced by an $11.6 million obligation of guaranteed minimum earnings under a certain contract.

Wheel Services, Refurbishment & Parts Segment

Wheel Services, Refurbishment & Parts revenue was $452.9 million, $388.4 million and $475.4 million for the years ended August 31, 2011, 2010 and 2009. The $64.5 million increase in revenue from 2010 to 2011 was primarily the result of higher sales volumes in wheels and repair and metal scrapping programs that were in effect for only a portion of the prior comparable year. The $87.0 million decrease in revenue from 2009 to 2010 was primarily due to lower sales volumes of wheels and reduced volumes of railcar repair and refurbishment work. This was offset slightly by improvement in the price for scrap metal.

Wheel Services, Refurbishment & Parts margin as a percentage of revenue was 10.5% for 2011, 11.3% for 2010 and 11.6% for 2009. The decrease in the current period was primarily the result of a change in product mix which generates higher revenues with no corresponding increase in margin dollars, an increasingly competitive market place and higher freight costs. These decreases were partially offset by higher scrap metal prices, improved efficiencies for repair due to higher activity levels and metal scrapping programs that were in effect for only a portion of the prior year. The decrease in 2010 compared to 2009 margins was primarily due to less favorable mix of repair and refurbishment work partially offset by higher scrap metal prices.

Leasing & Services Segment

Leasing & Services revenue was $69.3 million, $72.3 million and $78.3 million for the years ended August 31, 2011, 2010 and 2009. The $3.0 million decrease in revenue in 2011 compared to 2010 was primarily the result of discontinuation of a certain management services contract which was partially offset by higher rents earned on leased railcars for syndication and improved lease rates and increased utilization. The $6.0 million decrease in revenue from 2010 compared to 2009 was primarily the result of lower rent generated from the lease fleet due to lower lease rates and utilization.

Leasing & Services margin as a percentage of revenue was 46.4% in 2011 compared to 42.8% in 2010 and 41.3% in 2009. The increase in 2011 compared to 2010 was primarily the result of increased rents earned on leased railcars for syndication, improved margins due to higher lease rates and increased lease fleet utilization and lower operating costs on railcars in the lease fleet. The increase in 2010 compared to 2009 was primarily the result of increased lease fleet utilization and improved margins from management services mainly due to lower maintenance expense.

The percentage of owned units on lease as of August 31, 2011 was 95.7% compared to 94.4% at August 31, 2010 and 88.3% at August 31, 2009.

Selling and Administrative

Selling and administrative expense was $80.3 million, or 6.5% of revenue, $69.9 million, or 9.2% of revenue, and $65.7 million, or 6.5% of revenue, for the years ended August 31, 2011, 2010 and 2009. The $10.4 million increase in 2011 compared to 2010 is primarily due to increased employee related costs including restoration of salary reductions taken during the down turn and increases in incentive compensation, increased consulting expense, higher depreciation expense associated with our on-going ERP implementation and increased revenue based administrative fees paid to our joint venture partner in Mexico. The $4.2 million increase from 2009 to 2010 is primarily due to higher depreciation expense associated with our on-going ERP improvement projects, higher consulting and travel expenses and increased costs at our Mexican joint venture due to higher activity levels. These were partially offset by lower employee costs.

26	The Greenbrier Companies 2011 Annual Report

Gain on Disposition of Equipment

Gain on disposition of equipment was $8.4 million, $8.2 million and $1.9 million for the years ended August 31, 2011, 2010 and 2009. The current year included a $5.1 million gain that was realized on the disposition of leased assets and a gain of $3.3 million of insurance proceeds related to the January 2009 fire at one of our Wheel Services, Refurbishment & Parts facilities. The year ended August 31, 2010 included a $6.5 million gain that was realized on the disposition of leased assets and a gain of $1.7 million of insurance proceeds related to the January 2009 fire. The year ended August 31, 2009 included a $1.2 million gain that was realized on the disposition of leased assets and a gain of $0.7 million of insurance proceeds related to the January 2009 fire. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.

Goodwill Impairment

Charges of $55.7 million were recorded in May 2009 associated with the impairment of goodwill. These charges consist of $1.3 million in the Manufacturing segment, $3.1 million in the Leasing & Services segment and $51.3 million in the Wheel Services, Refurbishment & Parts segment.

Special Items

In April 2007, our board of directors approved the permanent closure of our then Canadian railcar manufacturing subsidiary, TrentonWorks Ltd (Trenton Works). In March 2008, TrentonWorks filed for bankruptcy. In the fourth quarter of 2010, the bankruptcy was resolved upon liquidation of substantially all remaining assets. The resolution of the bankruptcy resulted in income of $11.9 million which was recorded in Special items.

Other Costs

Interest and foreign exchange expense was $37.0 million and $45.2 million for the years ended August 31, 2011 and 2010.

	Years ended August 31,		Increase (Decrease)
(In thousands)	2011	2010
Interest and foreign exchange:
Interest and other expense	$30,155	$36,214	$(6,059)
Accretion of term loan debt discount	3,564	4,377	(813)
Accretion of discount on convertible debt due 2026	3,021	3,771	(750)
Foreign exchange loss	252	842	(590)

	$36,992	$45,204	$(8,212)

Interest and other expense decreased due to lower average debt levels and lower interest rates. During the third quarter, we repaid $235.0 million of senior unsecured loans at 8 3/8% and replaced it with $230.0 million of convertible debt at 3.5%. The decrease in the accretion of term loan debt discount was due to the June 2011 early repayment of $71.8 million of term debt. The decrease in the accretion of the convertible debt discount was due to the proportionate write-off of the debt discount in the previous year associated with the partial retirement of the convertible senior notes.

The Greenbrier Companies 2011 Annual Report	27

Interest and foreign exchange expense was $45.2 million and $44.6 million for the years ended August 31, 2010 and 2009.

	Years ended August 31,		Increase (decrease)
(In thousands)	2010	2009
Interest and foreign exchange:
Interest and other expense	$36,214	$35,669	$545
Accretion of term loan debt discount	4,377	1,117	3,260
Accretion of discount on convertible debt due 2026	3,771	3,831	(60)
Foreign exchange loss	842	3,995	(3,153)

	$45,204	$44,612	$592

The increase in term loan debt discount accretion, associated with the term loan issued in June 2009, was due to a full year of accretion in 2010 compared to only a partial year in 2009.

Loss (gain) on extinguishment of debt was a loss of $15.7 million, a gain of $2.1 million and a loss of $1.3 million for the years ended August 31, 2011, 2010 and 2009. The current period includes a $10.1 million loss on extinguishment of debt associated with the write-off of unamortized debt issuance costs of $2.9 million and prepayment premiums and other costs of $7.2 million due to the full retirement of the $235.0 million senior unsecured notes. In addition, we recorded a loss on extinguishment of debt of $5.6 million consisting of the write-off of unamortized loan fees of $1.7 million and debt discount of $3.9 million due to the full retirement of the $71.8 million in term debt. The year ended August 31, 2010 included a $3.2 million gain associated with the early retirement of $32.3 million of convertible senior notes (due 2026), which was offset by $1.1 million for the proportionate write-off of loan fees and debt discount due to early repayments on the convertible note and certain term loans. The year ended August 31, 2009 included $0.9 million acceleration of loan fee amortization associated with the reduction in size of the North American revolving credit facility and $0.4 million to break interest rate swaps associated with the voluntary prepayment of approximately $6.1 million of certain term debt.

Income Tax

In 2011 we recorded tax expense of $3.6 million on $14.9 million of earnings with an effective tax rate of 23.9%. The fluctuation from the statutory tax rate was due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating results for certain operations with no related tax effect. In addition, an income tax liability was not recorded on the noncontrolling interest earnings of $1.9 million from a consolidated subsidiary that is a “flow through entity” for tax purposes. Earnings from flow through entities are only taxed at the owner’s level.

In 2010 we recorded a tax benefit of $1.0 million on $9.0 million of earnings for the year. 2010 included income of $11.9 million from a Special item associated with the resolution of the bankruptcy of our then Canadian railcar manufacturing subsidiary, TrentonWorks, which was not taxable. In addition, an income tax liability was not recorded on the noncontrolling interest earnings of $4.1 million from a consolidated subsidiary that is a “flow through entity” for tax purposes. Earnings from flow through entities are only taxed at the owner’s level. Excluding these items the effective tax rate would have been 13.8%.

Our effective tax rate was 22.8% for the year ended August 31, 2009. In 2009 a goodwill impairment charge for which a tax benefit was recorded at 8%, as a portion of the impairment charge was not deductible for tax purposes. In addition, 2009 included a reversal of $1.4 million of liabilities for uncertain tax positions for which we are no longer subject to examination by the tax authorities, a tax benefit of $2.5 million related to the deemed liquidation of our German operation for U.S. tax purposes and a tax benefit of $4.3 million related to the reversal of a deferred tax liability associated with a foreign subsidiary. Excluding these items the effective tax rate would have been 21.5%.

28	The Greenbrier Companies 2011 Annual Report

Loss from Unconsolidated Affiliates

Losses from unconsolidated affiliates were $3.0 million in 2011, $1.6 million in 2010 and $0.6 million in 2009. 2011 includes losses from our castings joint venture due to the temporary idling of the operation during the economic downturn and losses from WLR–Greenbrier Rail Inc. (WLR-GBX) as the result of the acquisition of railcar assets on a highly leveraged basis. 2010 includes losses from our castings joint venture and from WLR-GBX. The WLR-GBX loss in 2010 was primarily the result of a mark to market on an interest rate swap. Losses from unconsolidated affiliates in 2009 consist entirely of results from our castings joint venture.

Noncontrolling Interest

Noncontrolling interest includes earnings of $1.9 million, $4.1 million and loss of $1.5 million for the years ended August 31, 2011, 2010 and 2009 and primarily represents our joint venture partner’s share in the earnings (losses) of our Mexican railcar manufacturing joint venture that began production in 2007.

Liquidity and Capital Resources

We have been financed through cash generated from operations, borrowings and stock issuance. At August 31, 2011 cash and cash equivalents was $50.2 million, a decrease of $48.7 million from $98.9 million at the prior year end.

Cash used in operations was $34.3 million for the year ended August 31, 2011 compared to cash provided by operating activities for the years ended August 31, 2010 and 2009 of $42.6 million and $120.5 million. The decrease was primarily due to a change in working capital needs as we ramp up production levels and an increase in leased railcars for syndication due to higher activity levels. The decrease in 2010 was primarily due to change in working capital needs based on operating activity levels.

Cash used in investing activities for the year ended August 31, 2011 was $69.3 million compared to $24.2 million in 2010 and $23.0 million in 2009. 2011, 2010 and 2009 cash utilization was primarily due to capital expenditures.

Capital expenditures totaled $84.3 million, $39.0 million and $38.8 million for the years ended August 31, 2011, 2010 and 2009. Of these capital expenditures, approximately $44.2 million, $18.1 million and $23.1 million for the years ended August 31, 2011, 2010 and 2009 were attributable to Leasing & Services operations. Leasing & Services capital expenditures for 2012, net of proceeds from sales of equipment, are expected to be approximately $40.0 million. We regularly sell assets from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures. Proceeds from the sale of equipment were approximately $18.7 million, $23.0 million and $15.6 million for the years ended August 31, 2011, 2010 and 2009.

Approximately $20.0 million, $8.7 million and $9.1 million of capital expenditures for the years ended August 31, 2011, 2010 and 2009 were attributable to Manufacturing operations. Capital expenditures for Manufacturing are expected to be approximately $25.0 million in 2012 and primarily relate to enhancements to existing manufacturing facilities and a production line at our Sahagun, Mexico facility and potential future expansion.

Wheel Services, Refurbishment & Parts capital expenditures for the years ended August 31, 2011, 2010 and 2009 were $20.1 million, $12.2 million and $6.6 million and are expected to be approximately $17.0 million in 2012 for maintenance and improvement of existing facilities and some growth.

Cash provided by financing activities was $58.0 million and $4.6 million for the years ended August 31, 2011 and 2010 compared to cash used in financing activities of $24.5 million for the year ended August 31 2009. During 2011, we received net proceeds of $219.8 million from convertible notes and term loans, $86.8 million in net revolving notes and $62.8 million in net proceeds from an equity offering. We repaid $311.4 million in senior notes and term debt. During 2010, we received $52.7 million in net proceeds from an equity offering and $2.0

The Greenbrier Companies 2011 Annual Report	29

million in net proceeds from term loan borrowings. We repaid $11.9 million in net revolving credit lines and $38.3 million in term loans and convertible notes. During 2009, we repaid $81.3 million in net revolving credit lines and $16.4 million in term debt and paid dividends of $2.0 million. We received $69.8 million in net proceeds from term loan borrowings.

As of August 31, 2011 senior secured credit facilities, consisting of three components, aggregated $285.9 million. A $245.0 million revolving line of credit, maturing June 2016, is secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans. The facility is available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this revolving credit facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. In addition, current lines of credit totaling $20.9 million secured by certain of our European assets, with various variable rates, are available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from April 2012 through December 2012. In addition, the Mexican joint venture line of credit for up to $20.0 million is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5% and are due 180 days after the date of borrowing. Currently the Mexican joint venture can borrow on this facility through July 2012. As of August 31, 2011 outstanding borrowings under our facilities consists of $60.0 million in revolving notes and $4.3 million in letters of credit outstanding under the North American credit facility, $15.2 million outstanding under the European credit facilities and $15.1 million outstanding under the Mexican joint venture credit facility.

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

Available borrowings under our credit facilities are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charge coverage ratios which, as of August 31, 2011 would allow for maximum additional borrowing of $442.7 million. The Company has an aggregate of $191.2 million available to draw down under the committed credit facilities as of August 31, 2011. This amount consists of $180.7 million available on the North American credit facility, $5.7 million on the European credit facilities and $4.8 million on the Mexican joint venture credit facility.

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

30	The Greenbrier Companies 2011 Annual Report

In addition to the third party financing, Greenbrier has provided financing for a portion of the working capital needs of our Mexican joint venture through a secured, interest bearing loan. The balance of the loan was $20.3 million as of August 31, 2011. As of August 31, 2011, the Mexican joint venture had $16.2 million of third party debt, of which we have guaranteed 50% or approximately $8.1 million.

In accordance with customary business practices in Europe, we have $6.2 million in bank and third party warranty guarantee facilities, all of which have been utilized as of August 31, 2011. To date no amounts have been drawn under these guarantees.

We have $0.5 million in long-term advances to an unconsolidated affiliate which are secured by accounts receivable and inventory. The facility was temporarily idled during the economic downturn, but was re-opened during the third quarter of 2011. We, along with our partners, have made additional equity investments during 2011, of which our share was $2.3 million. Additional investments will likely be required as production increases.

Quarterly dividends were suspended as of the third quarter 2009.

We expect existing funds and cash generated from operations, together with proceeds from financing activities including borrowings under existing credit facilities and long-term financings, to be sufficient to fund working capital needs, planned capital expenditures and expected debt repayments for the next twelve months.

The following table shows our estimated future contractual cash obligations as of August 31, 2011:

	Years Ending August 31,
(In thousands)	Total	2012	2013	2014	2015	2016	Thereafter
Notes payable	$434,854	$4,570	$73,469	$84,710	$41,933	$172	$230,000
Interest	70,960	13,782	13,717	10,683	8,561	8,072	16,145
Revolving notes	90,339	90,339	–	–	–	–	–
Purchase commitments	85,285	20,745	16,135	16,135	16,135	16,135	–
Operating leases	25,363	8,956	6,144	4,932	2,747	1,738	846
Railcar leases	10,851	6,129	1,604	1,604	1,177	337	–
Other	1,171	507	485	173	2	3	1

	$718,823	$145,028	$111,554	$118,237	$70,555	$26,457	$246,992

Due to uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at August 31, 2011, we are unable to estimate the period of cash settlement with the respective taxing authority. Therefore, approximately $3.1 million in uncertain tax positions have been excluded from the contractual table above. See Note 21 to the Consolidated Financial Statements for a discussion on income taxes.

Off Balance Sheet Arrangements

We do not currently have off balance sheet arrangements that have or are likely to have a material current or future effect on our Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires judgment on the part of management to arrive at estimates and assumptions on matters that are inherently uncertain. These estimates may affect the amount of assets, liabilities, revenue and expenses reported in the financial statements and accompanying notes and disclosure of contingent assets and liabilities within the financial statements. Estimates and assumptions are periodically evaluated and may be adjusted in future periods. Actual results could differ from those estimates.

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

The Greenbrier Companies 2011 Annual Report	31

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

Railcars are generally manufactured, repaired or refurbished and wheel services and parts produced under firm orders from third parties. Revenue is recognized when these products or services are completed, accepted by an unaffiliated customer and contractual contingencies removed. Certain leases are operated under car hire arrangements whereby revenue is earned based on utilization, car hire rates and terms specified in the lease agreement. Car hire revenue is reported from a third party source two months in arrears; however, such revenue is accrued in the month earned based on estimates of use from historical activity and is adjusted to actual as reported. These estimates are inherently uncertain as they involve judgment as to the estimated use of each railcar. Adjustments to actual have historically not been significant. Revenues from construction of marine barges are either recognized on the percentage of completion method during the construction period or on the completed contract method based on the terms of the contract. Under the percentage of completion method, judgment is used to determine a definitive threshold against which progress towards completion can be measured to determine timing of revenue recognition.

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

32	The Greenbrier Companies 2011 Annual Report

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

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The provisions of Accounting Standards Codification (ASC) 350, Intangibles — Goodwill and Other, require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit with its carrying value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. The second step of the goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In the second step we would compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The goodwill balance as of August 31, 2011 of $137.1 million relates to the Wheel Services, Refurbishment & Parts segment. Goodwill was tested during the third quarter and the Company concluded that goodwill was not impaired.

New Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have operations in Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At August 31, 2011, $90.8 million of forecast sales in Europe were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results. We believe the exposure to foreign exchange risk is not material.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At August 31, 2011, net assets of foreign subsidiaries aggregated $27.6 million and a 10% strengthening of the U.S. dollar relative to the foreign currencies would result in a decrease in equity of $2.8 million, or 0.8% of total equity Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $44.3 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At August 31, 2011, 65% of our outstanding debt has fixed rates and 35% has variable rates. At August 31, 2011, a uniform 10% increase in interest rates would result in approximately $0.6 million of additional annual interest expense.

The Greenbrier Companies 2011 Annual Report	33

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

YEARS ENDED AUGUST 31,

(In thousands)	2011	2010

Assets
Cash and cash equivalents	$50,222	$98,864
Restricted cash	2,113	2,525
Accounts receivable, net	188,443	89,252
Inventories	323,512	204,626
Leased railcars for syndication	30,690	12,804
Equipment on operating leases, net	321,141	302,663
Property, plant and equipment, net	161,200	132,614
Goodwill	137,066	137,066
Intangibles and other assets, net	87,268	92,474

	$1,301,655	$1,072,888

Liabilities and Equity
Revolving notes	$90,339	$2,630
Accounts payable and accrued liabilities	316,536	181,638
Deferred income taxes	83,839	81,136
Deferred revenue	5,900	11,377
Notes payable	429,140	498,700

Commitments and contingencies (Notes 24 & 25)

Equity: Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	–	–
Common stock - without par value; 50,000 shares authorized; 25,186 and 21,875 outstanding at August 31, 2011 and 2010	–	–
Additional paid-in capital	242,286	172,426
Retained earnings	127,182	120,716
Accumulated other comprehensive loss	(7,895)	(7,204)

Total equity Greenbrier	361,573	285,938
Noncontrolling interest	14,328	11,469

Total equity	375,901	297,407

	$1,301,655	$1,072,888

The accompanying notes are an integral part of these financial statements.

34	The Greenbrier Companies 2011 Annual Report

Consolidated Statements of Operations

YEARS ENDED AUGUST 31,

(In thousands, except per share amounts)	2011	2010	2009
Revenue
Manufacturing	$721,102	$295,566	$462,496
Wheel Services, Refurbishment & Parts	452,865	388,434	475,397
Leasing & Services	69,323	72,280	78,298

	1,243,290	756,280	1,016,191

Cost of revenue
Manufacturing	661,127	268,395	458,733
Wheel Services, Refurbishment & Parts	405,449	344,522	420,294
Leasing & Services	37,183	41,365	45,991

	1,103,759	654,282	925,018

Margin	139,531	101,998	91,173
Selling and administrative	80,326	69,931	65,743
Gain on disposition of equipment	(8,369)	(8,170)	(1,934)
Goodwill impairment	–	–	55,667
Special items	–	(11,870)	–

Earnings (loss) from operations	67,574	52,107	(28,303)

Other costs
Interest and foreign exchange	36,992	45,204	44,612
Loss (gain) on extinguishment of debt	15,657	(2,070)	1,300

Earnings (loss) before income tax and loss from unconsolidated affiliates	14,925	8,973	(74,215)
Income tax benefit (expense)	(3,564)	959	16,917

Earnings (loss) before loss from unconsolidated affiliates	11,361	9,932	(57,298)
Loss from unconsolidated affiliates	(2,974)	(1,601)	(565)

Net earnings (loss)	8,387	8,331	(57,863)
Net (earnings) loss attributable to noncontrolling interest	(1,921)	(4,054)	1,472

Net earnings (loss) attributable to Greenbrier	$6,466	$4,277	$(56,391)

Basic earnings (loss) per common share:	$0.27	$0.23	$(3.35)

Diluted earnings (loss) per common share:	$0.24	$0.21	$(3.35)

Weighted average common shares:
Basic	24,100	18,585	16,815
Diluted	26,501	20,213	16,815

The accompanying notes are an integral part of these financial statements.

The Greenbrier Companies 2011 Annual Report	35

Consolidated Statements of Equity

and Comprehensive Income (Loss)

	Attributable to Greenbrier
(In thousands, except for per share amounts)	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2008	16,606	$99,694	$174,831	$(1,305)	$273,220	$8,618	$281,838
Net loss	–	–	(56,391)	–	(56,391)	(1,472)	(57,863)
Translation adjustment (net of tax effect)	–	–	–	(5,527)	(5,527)	–	(5,527)
Reclassification of derivative financial instruments recognized in net loss (net of tax effect)	–	–	–	(612)	(612)	–	(612)
Unrealized loss on derivative financial instruments (net of tax effect)	–	–	–	(2,465)	(2,465)	–	(2,465)

Comprehensive loss					(64,995)	(1,472)	(66,467)
Investment by joint venture partner	–	–	–	–	–	1,400	1,400
Noncontrolling interest adjustments	–	–	–	–	–	178	178
Pension adjustment (net of tax effect)	–			119	119	–	119
Cash dividends ($0.12 per share)	–	–	(2,001)	–	(2,001)	–	(2,001)
Warrants	–	13,410	–	–	13,410	–	13,410
Restricted stock awards (net of cancellations)	485	1,252	–	–	1,252	–	1,252
Unamortized restricted stock	–	(1,252)	–	–	(1,252)	–	(1,252)
Restricted stock amortization	–	5,062	–	–	5,062	–	5,062
Stock options exercised	3	23	–	–	23	–	23
Excess tax expense of stock options exercised	–	(1,112)	–	–	(1,112)	–	(1,112)

Balance August 31, 2009	17,094	117,077	116,439	(9,790)	223,726	8,724	232,450
Net earnings	–	–	4,277	–	4,277	4,054	8,331
Translation adjustment (net of tax effect)	–	–	–	(3,831)	(3,831)	–	(3,831)
Pension adjustment (net of tax effect)	–			6,810	6,810	–	6,810
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	–	–	–	(878)	(878)	–	(878)
Unrealized gain on derivative financial instruments (net of tax effect)	–	–	–	485	485	–	485

Comprehensive income					6,863	4,054	10,917
Noncontrolling interest adjustments	–	–	–	–	–	(1,309)	(1,309)
ASC 470-20 adjustment for partial convertible note retirement (net of tax)	–	(2,535)	–	–	(2,535)	–	(2,535)
Net proceeds from equity offering	4,500	52,708	–	–	52,708	–	52,708
Restricted stock awards (net of cancellations)	274	3,210	–	–	3,210	–	3,210
Unamortized restricted stock	–	(3,210)	–	–	(3,210)	–	(3,210)
Restricted stock amortization	–	5,825	–	–	5,825	–	5,825
Stock options exercised	7	29	–	–	29	–	29
Excess tax expense of stock options exercised	–	(678)	–	–	(678)	–	(678)

Balance August 31, 2010	21,875	172,426	120,716	(7,204)	285,938	11,469	297,407
Net earnings	–	–	6,466	–	6,466	1,921	8,387
Translation adjustment	–	–	–	2,205	2,205	–	2,205
Pension adjustment (net of tax effect)	–			(6)	(6)	–	(6)
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	–	–	–	(1,029)	(1,029)	–	(1,029)
Unrealized loss on derivative financial instruments (net of tax effect)	–	–	–	(1,861)	(1,861)	–	(1,861)

Comprehensive income					5,775	1,921	7,696
Noncontrolling interest adjustments	–	–	–	–	–	938	938
Net proceeds from equity offering	3,000	62,760	–	–	62,760	–	62,760
Restricted stock awards (net of cancellations)	306	7,197	–	–	7,197	–	7,197
Unamortized restricted stock	–	(7,197)	–	–	(7,197)	–	(7,197)
Restricted stock amortization	–	7,073	–	–	7,073	–	7,073
Stock options exercised	5	27	–	–	27	–	27

Balance August 31, 2011	25,186	$242,286	$127,182	$(7,895)	$361,573	$14,328	$375,901

The accompanying notes are an integral part of these financial statements.

36	The Greenbrier Companies 2011 Annual Report

Consolidated Statements of Cash Flows

YEARS ENDED AUGUST 31,

(In thousands)	2011	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$8,387	$8,331	$(57,863)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Deferred income taxes	2,399	15,052	(13,299)
Depreciation and amortization	38,293	37,511	37,669
Gain on sales of leased equipment	(5,121)	(6,543)	(1,167)
Accretion of debt discount	6,583	8,149	4,948
Goodwill impairment	–	–	55,667
Special items	–	(11,870)	–
Loss (gain) on extinguishment of debt (non-cash portion)	8,453	(2,070)	915
Other	6,762	4,237	3,583
Decrease (increase) in assets:
Accounts receivable	(96,552)	22,430	58,521
Inventories	(116,866)	(45,212)	109,469
Leased railcars for syndication	(20,839)	759	11,123
Other	8,863	6,455	242
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	130,673	12,777	(86,514)
Deferred revenue	(5,287)	(7,445)	(2,829)

Net cash (used in) provided by operating activities	(34,252)	42,561	120,465

Cash flows from investing activities:
Proceeds from sales of equipment	18,730	22,978	15,555
Investment in and advances (to) from unconsolidated affiliates	(2,330)	(927)	–
Contract placement fee	–	(6,050)	–
Decrease (increase) in restricted cash	412	(1,442)	(109)
Capital expenditures	(84,302)	(38,989)	(38,847)
Other	(1,774)	260	429

Net cash used in investing activities	(69,264)	(24,170)	(22,972)

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	71,625	(11,934)	(81,251)
Proceeds from revolving notes with maturities longer than 90 days	25,159	5,698	–
Repayments of revolving notes with maturities longer than 90 days	(10,000)	(5,698)	–
Proceeds from issuance of notes payable	231,250	2,149	75,000
Debt issuance costs	(11,469)	(109)	(5,232)
Repayments of notes payable	(311,360)	(38,267)	(16,436)
Proceeds from equity offering	63,180	56,250	–
Expenses from equity offering	(420)	(3,542)	–
Investment by joint venture partner	–	–	1,400
Dividends paid	–	–	(2,001)
Other	26	29	3,973

Net cash provided by (used in) financing activities	57,991	4,576	(24,547)

Effect of exchange rate changes	(3,117)	(290)	(2,716)
Increase (decrease) in cash and cash equivalents	(48,642)	22,677	70,230
Cash and cash equivalents
Beginning of period	98,864	76,187	5,957

End of period	$50,222	$98,864	$76,187

Cash paid during the period for:
Interest	$27,872	$29,409	$31,967
Income taxes paid (refunded)	$677	$(14,953)	$592
Non-cash activity
Transfer of leased railcars for syndication to equipment on operating leases	$–	$–	$4,830
Transfer of other assets to property, plant and equipment	–	708	–
Adjustment to tax reserve	–	–	7,415
Warrant valuation	–	–	13,410

The accompanying notes are an integral part of these financial statements.

The Greenbrier Companies 2011 Annual Report	37

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations

The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) currently operate in three primary business segments: Manufacturing; Wheel Services, Refurbishment & Parts; and Leasing & Services. The three business segments are operationally integrated. With operations in the United States (U.S.), Mexico and Poland, the Manufacturing segment produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. The Wheel Services, Refurbishment & Parts segment performs railcar repair, refurbishment and maintenance activities in North America as well as wheel and axle servicing and production of a variety of parts for the railroad industry. The Leasing & Services segment owns approximately 9,000 railcars and provides management services for approximately 216,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. Greenbrier also produces railcar castings through an unconsolidated joint venture.

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

Foreign currency translation - Certain operations outside the U.S., primarily in Poland and Germany, prepare financial statements in currencies other than the U.S. dollar. Revenues and expenses are translated at average exchange rates for the year, while assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of equity in other comprehensive income (loss). The foreign currency translation adjustment balances were $1.9 million, $4.1 million and $0.3 million as of August 31, 2011, 2010 and 2009.

Cash and cash equivalents - Cash is temporarily invested primarily in money market funds. All highly-liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents.

Restricted cash - Restricted cash is a pass through account for activity related to management services provided for certain third party customers.

Accounts receivable - Accounts receivable are stated net of allowance for doubtful accounts of $3.9 million as of August 31, 2011 and 2010.

	Years ended August 31,
(In thousands)	2011	2010	2009
Allowance for doubtful accounts
Balance at beginning of period	$3,931	$5,612	$5,557
Additions, net of reversals	351	(385)	641
Usage	(673)	(991)	(560)
Currency translation effect	304	(305)	(26)

Balance at end of period	$3,913	$3,931	$5,612

Inventories - Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead.

Leased railcars for syndication - Leased railcars for syndication consist of newly-built railcars, manufactured at one of the Company’s facilities, which have been placed on lease to a customer and which the Company intends

38	The Greenbrier Companies 2011 Annual Report

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

Intangible and other assets, net - Intangible assets are recorded when a portion of the purchase price of an acquisition is allocated to assets such as customer contracts and relationships, trade names, certifications and backlog. Intangible assets with finite lives are amortized using the straight line method over their estimated useful lives and include the following: trade names, 5 years; and long-term customer agreements, 5 to 20 years. Other assets include loan fees and debt acquisition costs which are capitalized and amortized as interest expense over the life of the related borrowings.

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

The Greenbrier Companies 2011 Annual Report	39

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

Noncontrolling interest - In October 2006, the Company formed a joint venture with Grupo Industrial Monclova, S.A. (GIMSA) to manufacture new railroad freight cars for the North American marketplace at GIMSA’s existing manufacturing facility located in Frontera, Mexico. Each party owns a 50% interest in the joint venture. Production began late in the Company’s third quarter of 2007. The financial results of this operation are consolidated for financial reporting purposes as the Company maintains a controlling interest as evidenced by the right to appoint the majority of the board of directors, control over accounting, financing, marketing and engineering, and approval and design of products. The noncontrolling interest reflected in the Company’s consolidated financial statements primarily represents the joint venture partner’s equity in this venture.

Accumulated other comprehensive income (loss) - Accumulated other comprehensive income (loss), net of tax as appropriate, consisted of the following:

(In thousands)	Unrealized Losses on Derivative Financial Instruments	Pension Adjustment	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance August 31, 2010	$(2,899)	$(189)	$(4,116)	$(7,204)
2011 activity	(2,890)	(6)	2,205	(691)

Balance, August 31, 2011	$(5,789)	$(195)	$(1,911)	$(7,895)

Revenue recognition - Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

Railcars are generally manufactured, repaired or refurbished under firm orders from third parties. Revenue is recognized when new, refurbished or repaired railcars are completed, accepted by an unaffiliated customer and contractual contingencies removed. Marine revenues are either recognized on the percentage of completion method during the construction period or on the completed contract method based on the terms of the contract. Cash payments received prior to meeting revenue recognition criteria are accounted for in Deferred revenue. Operating lease revenue is recognized as earned under the lease terms. Certain leases are operated under car hire arrangements whereby revenue is earned based on utilization, car hire rates and terms specified in the lease agreement.

Interest and foreign exchange - Includes foreign exchange gains and losses, amortization of loan fee expense, accretion of debt discounts and external interest expense.

	Years ended August 31,
(In thousands)	2011	2010	2009
Interest and foreign exchange:
Interest and other expense	$30,155	$36,214	$35,669
Accretion of term loan debt discount	3,564	4,377	1,117
Accretion of discount on convertible debt due 2026	3,021	3,771	3,831
Foreign exchange loss	252	842	3,995

	$36,992	$45,204	$44,612

40	The Greenbrier Companies 2011 Annual Report

Research and development - Research and development costs are expensed as incurred. Research and development costs incurred for new product development during the years ended August 31, 2011, 2010 and 2009 were $3.0 million, $2.6 million and $1.7 million.

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

Net earnings per share - Basic earnings per common share (EPS) excludes the potential dilution that would occur if additional shares were issued upon exercise of outstanding warrants or conversion of bonds. Diluted EPS is calculated using the most dilutive of two approaches. The first approach includes only the dilutive effect of outstanding warrants in the share count using the treasury stock method. The second approach supplements the first by including the “if converted” effect of the 2018 Convertible notes. Under the “if converted” method debt issuance and interest costs associated with the convertible notes are added back to net earnings and the share count is increased by the shares underlying the convertible notes. The 2026 Convertible notes would only be included in the calculation of both approaches if the current stock price is greater than the initial conversion price using the treasury stock method.

Stock-based compensation - The value, at the date of grant, of stock awarded under restricted stock grants is amortized as compensation expense over the lesser of the vesting period of one to five years or to the recipients eligible retirement date. Compensation expense recognized related to restricted stock grants for the years ended August 31, 2011, 2010 and 2009 was $7.1 million, $5.8 million and $5.1 million.

Management estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires judgment on the part of management to arrive at estimates and assumptions on matters that are inherently uncertain. These estimates may affect the amount of assets, liabilities, revenue and expenses reported in the financial statements and accompanying notes and disclosure of contingent assets and liabilities within the financial statements. Estimates and assumptions are periodically evaluated and may be adjusted in future periods. Actual results could differ from those estimates.

Reclassifications - Certain reclassifications have been made to the accompanying prior period Consolidated Financial Statements to conform to the 2011 presentation. The effect of such reclassifications on the Consolidated Balance Sheet as of August 31, 2010 was to increase Inventories by $19.0 million (from $185.6 million as previously reported to $204.6 million) and to reduce Assets held for sale by $19.0 million (from $31.8 million as previously reported to $12.8 million). The “Assets held for sale” caption, after such reclassification, has been re-titled “Leased railcars for syndication.” For the Consolidated Statements of Operations, the loss (gain) on extinguishment of debt (a gain of $2.1 million for the year ended August 31, 2010 and a loss of $1.3 million for the year ended August 31, 2009) previously included within the line item “Interest and foreign exchange” has been reclassified to a separate line item captioned “Loss (gain) on extinguishment of debt”.

Change in Presentation to Prior Year Financial Statements - Historically, the Company has reported Gain on disposition of equipment as a net amount in Revenue. The Company has changed its financial statement presentation to now report these amounts as a separate line item captioned “Gain on disposition of equipment”, which is a component of operating income below margin. This change in presentation resulted in a decrease in Revenue and corresponding increase in Gain on disposition of equipment of $8.2 million for the year ended

The Greenbrier Companies 2011 Annual Report	41

August 31, 2010 and $1.9 million for the year ended August 31, 2009 Such change in presentation did not result in any change to Net earnings (loss) attributable to Greenbrier.

Initial Adoption of Accounting Policies - In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 167, Amendments to FASB Interpretation No. 46(R) which provides guidance with respect to consolidation of variable interest entities. This statement retains the scope of Interpretation 46(R) with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in SFAS No. 166, Accounting for Transfers of Financial Assets. This statement replaces the quantitative-based risks and rewards calculation for determining the primary beneficiary of a variable interest entity. The approach focuses on identifying which enterprise has the power to direct activities that most significantly impact the entity’s economic performance and the obligation to absorb the losses or receive the benefits from the entity. It is possible that application of this revised guidance will change an enterprise’s assessment of involvement with variable interest entities. This statement, which has been codified within Accounting Standards Codification (ASC) 810, Consolidations, was effective for the Company as of September 1, 2010. The initial adoption did not have an effect on the Company’s Consolidated Financial Statements.

Prospective Accounting Changes - In June 2011, an accounting standard update was issued regarding the presentation of other comprehensive income in the financial statements. The standard eliminated the option of presenting other comprehensive income as part of the statement of changes in equity and instead requires the Company to present other comprehensive income as either a single statement of comprehensive income combined with net income or as two separate but continuous statements. This amendment will be effective for the Company as of September 1, 2012. The Company currently reports other comprehensive income in the Consolidated Statement of Equity and Comprehensive Income (Loss) and will be required to change the presentation of comprehensive income to be in compliance with the new standard.

In September 2011, an accounting standard update was issued regarding the annual goodwill impairment testing. This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This amendment will be effective for the Company as of September 1, 2013. However, early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. This amendment impacts testing steps only, and therefore adoption will not have an effect on the Company’s Consolidated Financial Statements.

Note 3 - Special Items

In April 2007, the Company’s board of directors approved the permanent closure of the Company’s then Canadian railcar manufacturing subsidiary, TrentonWorks Ltd. (TrentonWorks). In March 2008, Trenton Works filed for bankruptcy with the Office of the Superintendent of Bankruptcy Canada whereby the assets of TrentonWorks were administered and liquidated by an appointed trustee. Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% ownership, except when control is not held by the majority owner. Under these principles, bankruptcy represents a condition which may preclude consolidation in instances where control rests with the bankruptcy court and trustee, rather than the majority owner. As a result, the Company discontinued consolidating TrentonWorks’ financial statements beginning on March 13, 2008 and reported its investment in TrentonWorks using the cost method. Under the cost method, the investment was reflected as a single amount on the Company’s Consolidated Balance Sheet. De-consolidation resulted in a negative investment in the subsidiary of $15.3 million which was included as a liability on the Company’s Consolidated Balance Sheet titled Losses in excess of investment in de-consolidated subsidiary. In addition, a $3.4 million loss was included in Accumulated other comprehensive loss. In the fourth quarter of 2010, the bankruptcy was resolved upon liquidation of substantially all remaining assets of TrentonWorks by the bankruptcy trustee. The resolution of the bankruptcy and associated release of obligations resulted in the recognition of $11.9 million of income in 2010, consisting of the reversal of the $15.3 million liability, net of the $3.4 million other comprehensive loss. This income was recorded in Special items on the Consolidated Statement of Operations.

42	The Greenbrier Companies 2011 Annual Report

Note 4 - Loss (Gain) on Extinguishment of Debt

The results of operations for the year ended August 31, 2011 include a loss on extinguishment of debt of $15.7 million. During the third quarter the Company recorded a $10.1 million loss on extinguishment of debt associated with the write-off of unamortized debt issuance costs of $2.9 million and prepayment premiums and other costs of $7.2 million due to the full retirement of the $235.0 million senior unsecured notes. During the fourth quarter the Company recorded a loss on extinguishment of debt of $5.6 million consisting of the write-off of unamortized loan fees of $1.7 million and a debt discount of $3.9 million due to the full retirement of a $71.8 million term loan.

The results of operations for the year ended August 31, 2010 include a gain on extinguishment of debt of $2.1 million. This includes a $3.2 million gain associated with the early retirement of $32.3 million of convertible senior notes, partially offset by $1.1 million for the proportionate write-off of loan fees and debt discount related to the early repayments on the convertible note and a certain term loan.

The results from operations for the year ended August 31, 2009 include a loss on extinguishment of debt of $1.3 million. This includes $0.9 million acceleration of loan fee amortization associated with the reduction in size of the North American revolving credit facility and $0.4 million to break interest rate swaps associated with the voluntary prepayment of approximately $6.1 million of certain term loans.

Note 5 - Inventories

	Years ended August 31,
(In thousands)	2011	2010
Manufacturing supplies and raw materials	$231,798	$119,306
Work-in-process	78,709	70,394
Finished goods	17,455	19,022
Excess and obsolete adjustment	(4,450)	(4,096)

	$323,512	$204,626

	Years ended August 31,
(In thousands)	2011	2010	2009
Excess and obsolete adjustment
Balance at beginning of period	$4,096	$4,882	$4,999
Charge to cost of revenue	1,202	1,698	2,340
Disposition of inventory	(995)	(2,249)	(1,896)
Currency translation effect	147	(235)	(561)

Balance at end of period	$4,450	$4,096	$4,882

Note 6 - Leased Railcars for Syndication

Leased railcars for syndication consist of newly-built railcars, manufactured at one of the Company’s facilities, which have been placed on lease to a customer and which the Company intends to sell to an investor with the lease attached. These railcars are not depreciated and are anticipated to be sold within six months of delivery of the last railcar on the underlying lease. The Company does not believe any economic value of a railcar is lost in the first six months; therefore the Company does not depreciate these assets. In the event the railcars are not sold, the railcars are transferred to Equipment on operating leases and depreciated. As of August 31, 2011 Leased railcars for syndication were $30.7 million compared to $12.8 million as of August 31, 2010.

Note 7 - Equipment on Operating Leases, net

Equipment on operating leases is reported net of accumulated depreciation of $94.8 million and $85.0 million as of August 31, 2011 and 2010. Depreciation expense was $12.9 million, $12.4 million and $12.3 million as of August 31, 2011, 2010 and 2009. In addition, certain railcar equipment leased-in by the Company on operating

The Greenbrier Companies 2011 Annual Report	43

leases (see Note 24 Lease Commitments) is subleased to customers under non- cancelable operating leases. Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases are as follows:

(In thousands)
Year ending August 31,
2012	$25,396
2013	14,600
2014	12,331
2015	9,141
2016	5,081
Thereafter	9,872

$76,421

Certain equipment is also operated under daily, monthly or car hire utilization arrangements. Associated revenue amounted to $18.7 million, $18.4 million and $22.8 million for the years ended August 31, 2011, 2010 and 2009.

Note 8 - Property, Plant and Equipment, net

	Years ended August 31,
(In thousands)	2011	2010
Land and improvements	$31,682	$25,539
Machinery and equipment	181,161	163,351
Buildings and improvements	82,668	72,727
Other	59,136	42,893

	354,647	304,510
Accumulated depreciation	(193,447)	(171,896)

	$161,200	$132,614

Depreciation expense was $20.7 million, $20.5 million and $20.7 million as of August 31, 2011, 2010 and 2009.

Note 9 - Goodwill

The Company performs a goodwill impairment test annually during the third quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The provisions of ASC 350, Intangibles – Goodwill and Other, require the Company to perform a two-step impairment test on goodwill. In the first step, the Company compares the fair value of each reporting unit with its carrying value. The Company determines the fair value of the reporting units based on a weighting of income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, the Company estimates the fair value based on observed market multiples for comparable businesses. The second step of the goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In the second step the Company would compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The goodwill balance, net of cumulative write-downs of $55.7 million, as of August 31, 2011 and 2010 was $137.1 million and relates to the Wheel Services, Refurbishment & Parts segment. Goodwill was tested during the third quarter of 2011 and the Company concluded that goodwill was not impaired.

44	The Greenbrier Companies 2011 Annual Report

In May 2009, the Company recorded charges of $55.7 million associated with the impairment of goodwill. These charges consist of $1.3 million in the Manufacturing segment, $3.1 million in the Leasing & Services segment and $51.3 million in the Wheel Services, Refurbishment & Parts segment.

Note 10 - Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

	Years ended August 31,
(In thousands)	2011	2010
Intangible assets subject to amortization:
Customer relationships	$66,825	$66,825
Accumulated amortization	(17,854)	(13,701)
Other intangibles	5,185	5,003
Accumulated amortization	(3,475)	(2,845)

	50,681	55,282

Intangible assets not subject to amortization	912	912
Prepaid and other assets	8,692	7,965
Debt issuance costs	12,516	9,975
Nonqualified savings plan investments	6,326	6,489
Investment in unconsolidated affiliates	5,769	5,300
Contract placement fee	2,259	4,756
Investment in direct finance leases	113	1,795

	$87,268	$92,474

Amortization expense for the year ended August 31, 2011 was $4.7 million and $4.8 million for each of the years ended August 31, 2010 and 2009. Amortization expense for the years ending August 31, 2012, 2013, 2014, 2015 and 2016 is expected to be $4.6 million, $4.4 million, $4.3 million, $4.3 million and $4.3 million.

Note 11 - Investment in Unconsolidated Affiliates

In April 2010, WLR–Greenbrier Rail Inc. (WLR-GBX) was formed and acquired a lease fleet of nearly 4,000 railcars valued at approximately $256.0 million. WLR-GBX is wholly owned by affiliates of WL Ross & Co., LLC (WL Ross). The Company paid a $6.1 million contract placement fee to WLR-GBX for the right to perform certain management and advisory services and in exchange will receive management and other fee income and incentive compensation tied to the performance of WLR-GBX. The contract placement fee is accounted for under the equity method and is recorded in Intangibles and other assets on the Consolidated Balance Sheet. The contract placement fee balance as of August 31, 2011 was $2.3 million. While the Company acts as asset manager to WLR-GBX, it is not the primary beneficiary. The Company has no authority to make decisions regarding key business activities that most significantly impact the entity’s economic performance, such as asset re-marketing and disposition activities, which requires the approval of affiliates of WL Ross.

Summarized financial data for WLR-GBX:

	Years ended August 31,
(In thousands)	2011	2010
Current assets	$7,073	$2,939
Total assets	$253,365	$255,889
Current liabilities	$5,067	$2,839
Equity	$10,821	$18,573

The Greenbrier Companies 2011 Annual Report	45

	Years ended August 31,
(In thousands)	2011	2010	2009
Revenue	$17,943	$5,629	$–
Net loss	$(5,997)	$(3,494)	$–

In June 2003, the Company acquired a 33% minority ownership interest in Ohio Castings LLC, a joint venture which produces castings for freight cars. This joint venture is accounted for under the equity method and the investment is included in Intangibles and other assets on the Consolidated Balance Sheets. The investment balance as of August 31, 2011 was $5.8 million. The facility was temporarily idled during the economic downturn, but was re-opened during the third quarter of 2011. The Company, along with the other partners, made additional investments during 2011, of which the Company’s share was $2.3 million. Additional investments will likely be required as production increases.

Summarized financial data for the castings joint venture is as follows:

	Years ended August 31,
(In thousands)	2011	2010
Current assets	$7,887	$2,455
Total assets	$18,532	$14,205
Current liabilities	$5,104	$1,535
Equity	$12,934	$11,682

	Years ended August 31,
(In thousands)	2011	2010	2009
Revenue	$5,813	$–	$34,028
Net loss	$(5,648)	$(2,897)	$(2,827)

Note 12 - Revolving Notes

As of August 31, 2011 senior secured credit facilities, consisting of three components, aggregated $285.9 million. As of August 31, 2011 a $245.0 million revolving line of credit secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, maturing June 2016, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios. In addition, as of August 31, 2011, lines of credit totaling $20.9 million secured by certain of the Company’s European assets, with various variable rates, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from April 2012 through December 2012. In addition, the Company’s Mexican joint venture has a line of credit of up to $20.0 million secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5% and are due 180 days after the date of borrowing. The outstanding advances as of August 31, 2011 have maturities that range from October 2011 to February 2012. The Mexican joint venture will be able to draw against the facility through July 2012.

As of August 31, 2011 outstanding borrowings under these facilities consists of $4.3 million in letters of credit and $60.0 million in revolving notes outstanding under the North American credit facility, $15.2 million outstanding under the European credit facilities and $15.1 million outstanding under the Mexican joint venture credit facility.

On November 2, 2011 the North American revolving line of credit was increased by $15 million to a total of $260 million under the existing provisions of the credit agreement.

46	The Greenbrier Companies 2011 Annual Report

Note 13 - Accounts Payable and Accrued Liabilities

	Years ended August 31,
(In thousands)	2011	2010
Trade payables and other accrued liabilities	$267,683	$141,767
Accrued payroll and related liabilities	26,757	19,025
Accrued maintenance	10,865	12,460
Accrued warranty	8,645	6,304
Other	2,586	2,082

	$316,536	$181,638

Note 14 - Maintenance and Warranty Accruals

	Years ended August 31,
(In thousands)	2011	2010	2009
Accrued maintenance
Balance at beginning of period	$12,460	$16,206	$17,067
Charged to cost of revenue	12,034	13,581	17,005
Payments	(13,629)	(17,327)	(17,866)

Balance at end of period	$10,865	$12,460	$16,206

Accrued warranty
Balance at beginning of period	$6,304	$8,184	$11,873
Charged to cost of revenue	3,856	425	32
Payments	(1,547)	(2,252)	(3,193)
Currency translation effect	32	(53)	(528)

Balance at end of period	$8,645	$6,304	$8,184

Note 15 - Notes Payable

	Years ended August 31,
(In thousands)	2011	2010
Convertible senior notes, due 2018	$230,000	$–
Convertible senior notes, due 2026	67,724	67,724
Term loans	137,040	212,019
Senior unsecured notes	–	235,000
Other notes payable	90	176

	434,854	514,919
Debt discount on convertible senior notes due 2026, net of accretion	(5,714)	(8,735)
Debt discount on warrants, net of accretion	–	(7,484)

	$429,140	$498,700

Convertible senior notes, due 2018, bear interest at a fixed rate of 3.5%, paid semi-annually in arrears on April 1st and October 1st. The convertible notes will mature on April 1, 2018, unless earlier repurchased by Greenbrier or converted in accordance with their terms. The convertible notes are senior unsecured obligations and rank equally with other senior unsecured debt. The convertible notes are convertible into shares of the Company’s common stock, at an initial conversion rate of 26.2838 shares per $1,000 principal amount of the notes (which is equal to an initial conversion price of $38.05 per share). The initial conversion rate and conversion price are subject to adjustment upon the occurrence of certain events, such as distributions, dividends or stock splits. There were $7.9 million in debt issuance costs, included in Intangibles and other assets on the Consolidated Balance Sheets, which will be amortized using the effective interest method. The amortization expense is being included in Interest and foreign exchange on the Consolidated Statements of Operations.

The Greenbrier Companies 2011 Annual Report	47

Convertible senior notes, due 2026, bear interest at a fixed rate of 2 3/8%, paid semi-annually in arrears on May 15th and November 15th. The Company will also pay contingent interest of  3/8% on the notes in certain circumstances commencing with the six-month period beginning May 15, 2013. On or after May 15, 2013, Greenbrier may redeem all or a portion of the notes at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. On May 15, 2013, May 15, 2016 and May 15, 2021 or in the event of certain fundamental changes, holders can require the Company to repurchase all or a portion of their notes at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. Payment on the convertible notes is guaranteed by substantially all of the Company’s material domestic subsidiaries. The convertible senior notes are convertible upon the occurrence of specified events into cash and shares, if any, of Greenbrier’s common stock at an initial conversion rate of 20.8125 shares per $1,000 principal amount of the notes (which is equal to an initial conversion price of $48.05 per share). The initial conversion rate is subject to adjustment upon the occurrence of certain events, as defined. The value of the equity component was $14.9 million as of August 31, 2011 and 2010. The debt discount associated with the convertible senior notes is being accreted using the effective interest rate method through May 2013 and the accretion expense is being included in Interest and foreign exchange on the Consolidated Statements of Operations. The pre-tax accretion of the debt discount was $3.0 million for the year ended August 31, 2011 and $3.8 million for the years ended August 31, 2010 and 2009. The accretion is expected to be approximately $3.3 million for the year ending August 31, 2012 and $2.5 million for the year ending August 31, 2013.

Term loans are primarily comprised of:

•

A senior term note with an initial balance of $100.0 million, secured by a pool of leased railcars, maturing in March 2014. The note bears a floating interest rate of LIBOR plus 1% with principal of $0.7 million paid quarterly in arrears and a balloon payment of $81.8 million due at maturity. The principal balance as of August 31, 2011 was $88.5 million. An interest rate swap agreement was entered into, on fifty percent of the initial balance, to swap the floating interest rate of LIBOR plus 1% to a fixed rate of 4.24%. At August 31, 2011, the notional amount of the agreement was $44.3 million and matures in March 2014.

•

A senior term note with an initial balance of $50.0 million, secured by a pool of leased railcars, maturing in May 2015. The note bears a floating interest rate of LIBOR plus 1% with principal of $0.3 million paid quarterly in arrears and a balloon payment of $41.2 million due at maturity. The principal balance as of August 31, 2011 was $46.0 million.

•

A term loan with an initial balance of $75.0 million was repaid in full during the fourth quarter of 2011. The balance at the time of repayment was $71.8 million. In connection with the loan, the Company issued warrants to purchase 3.401 million shares of its common stock at $5.96 per share, both subject to adjustment in certain circumstances. The warrants have a five-year term which expires June 2014. The warrants were valued at $13.4 million, and recorded as a debt discount (reducing Notes payable) and Additional paid-in capital (increasing Total equity Greenbrier) on the Consolidated Balance Sheet. This debt discount was amortized and recorded as Interest and foreign exchange in the Statements of Operations until repayment of the loan. The amortization of the debt discount was $3.6 million, $4.8 million and $1.1 million for the years ended August 31, 2011, 2010 and 2009. In conjunction with the repayment of the loan, the remaining debt discount of $3.9 million and $1.7 million for the write-off of unamortized debt issuance costs were charged to Loss (gain) on extinguishment of debt.

•	Other term loans consist of:
•

A term loan with an initial balance of $1.8 million maturing in October 2013. The note bears a floating interest rate of LIBOR plus 2.5% with principal of $0.2 million paid semi-annually in arrears. The balance as of August 31, 2011 was $1.0 million.

•

A term loan with an initial balance of $1.2 million maturing in December 2012. The note bears a floating interest rate of LIBOR plus 4% with a balloon payment due at maturity. The balance as of August 31, 2011 was $1.2 million.

•

A term loan with an initial balance of $0.3 million maturing in November 2015. The note is interest free with principal of $3 thousand paid monthly in arrears and a balloon payment of $0.2 million. The balance as of August 31, 2011 was $0.3 million.

During the third quarter of 2011, the Company retired the full $235.0 million of 8 3/8% senior unsecured notes and recorded $10.1 million as Loss on extinguishment of debt comprised of $2.9 million for the write-off of unamortized debt issuance costs and $7.2 million for prepayment premiums.

48	The Greenbrier Companies 2011 Annual Report

The notes payable, along with the revolving and operating lines of credit, contain certain covenants with respect to the Company and various subsidiaries, the most restrictive of which, among other things, limit the ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into sale leaseback transactions; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all the Company’s assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest and rent) coverage.

Principal payments on the notes payable are expected as follows:

(In thousands)	Year ending August 31,
2012	$4,570
2013(1)	73,469
2014	84,710
2015	41,933
2016	172
Thereafter	230,000

$434,854

(1)

The repayment of the $67.7 million of Convertible senior notes due 2026 is assumed to occur in 2013, which is the first date holders can require the Company to repurchase all or a portion of the notes.

Note 16 - Derivative Instruments

Foreign operations give rise to market risks from changes in foreign currency exchange rates. Foreign currency forward exchange contracts with established financial institutions are utilized to hedge a portion of that risk in Euro. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. The Company’s foreign currency forward exchange contracts and interest rate swap agreements are designated as cash flow hedges, and therefore the effective portion of unrealized gains and losses are recorded in accumulated other comprehensive loss.

At August 31, 2011 exchange rates, forward exchange contracts for the purchase of Polish Zloty and the sale of Euro aggregated $90.8 million. Adjusting the foreign currency exchange contracts to the fair value of the cash flow hedges at August 31, 2011 resulted in an unrealized pre-tax loss of $3.1 million that was recorded in accumulated other comprehensive loss. The fair value of the contracts is included in Accounts payable and accrued liabilities when there is a loss, or Accounts receivable when there is a gain, on the Consolidated Balance Sheets. As the contracts mature at various dates through September 2012, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations in Interest and foreign exchange.

At August 31, 2011, an interest rate swap agreement had a notional amount of $44.3 million and matures March 2014. The fair value of this cash flow hedge at August 31, 2011 resulted in an unrealized pre-tax loss of $4.4 million. The loss is included in Accumulated other comprehensive loss and the fair value of the contract is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from accumulated other comprehensive loss and charged or credited to interest expense. At August 31, 2011 interest rates, approximately $1.3 million would be reclassified to interest expense in the next 12 months.

The Greenbrier Companies 2011 Annual Report	49

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		August 31,			August 31,
		2011	2010		2011	2010
(In thousands)	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$–	$573	Accounts payable and accrued liabilities	$2,848	$215
Interest rate swap contracts	Other assets	–	–	Accounts payable and accrued liabilities	4,386	5,141

		$–	$573		$7,234	$5,356

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$–	$111	Accounts payable and accrued liabilities	$525	$14

The Effect of Derivative Instruments on the Statement of Operations

Derivatives in Cash Flow Hedging Relationships	Location of Loss Recognized in Income on Derivative	Loss Recognized in Income on Derivative Twelve Months Ended August 31,
		2011	2010
Foreign forward exchange contract	Interest and foreign exchange	$(626)	$(354)

Derivatives in Cash Flow Hedging Relationships	Gain (loss) Recognized in OCI on Derivatives (Effective portion) Twelve Months Ended August 31,		Location of Gain (loss) Reclassified From Accumulated OCI into Income	Gain (loss) Reclassified From Accumulated OCI into Income (Effective Portion) Twelve Months Ended August 31,		Location of Loss in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Loss Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Twelve Months Ended August 31,
	2011	2010		2011	2010		2011	2010
Foreign forward exchange contracts	$(3,302)	$736	Revenue	$71	$231	Interest and foreign exchange	$–	$–
Interest rate swap contracts	(2,563)	(1,523)	Interest and foreign exchange	(1,808)	(1,829)	Interest and foreign exchange	–	–

	$(5,865)	$(797)		$(1,737)	$(1,598)		$–	$–

Note 17 - Equity

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

50	The Greenbrier Companies 2011 Annual Report

In January 2011, the stockholders approved the 2010 Amended and Restated Stock Incentive Plan (formerly known as the 2005 Stock Incentive Plan as amended). The plan provides for the grant of incentive stock options, non-statutory stock options, restricted shares, stock units and stock appreciation rights. The maximum aggregate number of the Company’s common shares authorized for issuance is 2,825,000. During the years ended August 31, 2011, 2010 and 2009, the Company awarded restricted stock grants totaling 309,380, 302,326 and 696,134 shares. During the year ended August 31, 2009, the Company accepted voluntarily cancellation and surrender of performance based stock grants covering 205,250 shares.

The following table summarizes restricted stock grant transactions for shares, both vested and unvested, under the 2010 Amended and Restated Stock Incentive Plan:

Shares
Balance at September 1, 2008	1,039,663
Granted	696,134
Forfeited	(210,650)

Balance at August 31, 2009	1,525,147
Granted	302,326
Forfeited	(27,900)

Balance at August 31, 2010	1,799,573
Granted	309,380
Forfeited	(4,000)

Balance at August 31, 2011	2,104,953

The unvested restricted stock grants were 1,230,739 as of August 31, 2011.

The fair value of awards granted was $7.2 million for 2011, $3.5 million for 2010, and $5.8 million for 2009.

The following table summarizes stock option transactions for shares under option and the related weighted average option price:

	Shares	Weighted Average Option Price
Balance at September 1, 2008	31,660	$7.42
Exercised	(2,500)	$9.19
Forfeited	(17,000)	$9.19

Balance at August 31, 2009	12,160	$4.59
Exercised	(6,660)	$4.47

Balance at August 31, 2010	5,500	$4.74
Exercised	(5,500)	$4.74

Balance at August 31, 2011	–	$–

At August 31, 2011 there were no options outstanding. On August 31, 2011 there were 720,047 shares available for grant compared to 25,427 and 299,853 shares available for grant as of the years ended August 31, 2010 and 2009. Restricted stock grants are considered outstanding shares of common stock at the time they are issued. The holders of the unvested restricted stock grants are entitled to voting rights and participation in dividends. The dividends are not forfeitable if the awards are later forfeited prior to vesting.

The value, at the date of grant, of stock awarded under restricted stock grants is amortized as compensation expense over the lesser of the vesting period of one to five years or to the recipients eligible retirement date. Compensation expense recognized related to restricted stock grants for the years ended August 31, 2011, 2010 and 2009 was $7.1 million, $5.8 million and $5.1 million. Unamortized compensation cost related to restricted stock grants were $9.3 million as of August 31, 2011.

The Greenbrier Companies 2011 Annual Report	51

Note 18 - Earnings per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Years ended August 31,
(In thousands)	2011	2010	2009
Weighted average basic common shares outstanding(1)	24,100	18,585	16,815
Dilutive effect of employee stock options(2)	–	6	–
Dilutive effect of warrants(2)	2,401	1,622	–
Dilutive effect of convertible notes(3)	–	–	–

Weighted average diluted common shares outstanding	26,501	20,213	16,815

(1)	Restricted stock grants are treated as outstanding when issued and are included in weighted average basic common shares outstanding when the Company is in an earnings position.
(2)

The dilutive effect of options is excluded from the share calculation for the year ended August 31, 2009 due to net loss. The dilutive effect of warrants to purchase 3.4 million shares was excluded from the share calculation for the year ended August 31, 2009 due to net loss.

(3)

In 2011, the dilutive effect of the 2.5 million weighted average shares underlying the 2018 Convertible Notes was excluded from the share calculation as it was the less dilutive of two approaches. See Note 2 – Summary of Significant Accounting Policies for a description of the Company’s net earnings per share calculations. The dilutive effect of the 2026 Convertible Notes was excluded from share calculations for the years ended August 31, 2011, 2010 and 2009 as the stock price for each date presented was less than the initial conversion price and therefore considered anti-dilutive.

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants. No options or warrants were anti-dilutive for the years ended August 31, 2011 and 2010.

Note 19 - Related Party Transactions

The Company follows a policy that all proposed transactions with directors, officers, five percent shareholders and their affiliates will be entered into only if such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated parties, are reasonably expected to benefit the Company and are reviewed and approved or ratified by a majority of the disinterested, independent members of the Board of Directors.

On June 10, 2009, the Company entered into a transaction with affiliates of WL Ross & Co., LLC (WL Ross) which provided for a $75.0 million secured term loan, which has subsequently been repaid. In connection with the loan, the Company also entered into a warrant agreement pursuant to which the Company issued warrants to WL Ross and its affiliates to purchase a current total of 3,401,095 shares of the Company’s Common Stock with a current exercise price of $5.96 per share. The warrants have a five-year term which expires June 2014. The warrants are unexercised and outstanding as of August 31, 2011. In connection with Victoria McManus’ 3% participation in the WL Ross transaction, WL Ross and its affiliates transferred the right to purchase 101,337 shares of Common Stock under the warrant agreement to Ms. McManus, a director of the Company.

Wilbur L. Ross, Jr., founder, Chairman and Chief Executive Officer at WL Ross, and Wendy Teramoto, Senior Vice President at WL Ross, are directors of the Company.

In April 2010, WLR–Greenbrier Rail Inc. (WLR-GBX) was formed and acquired a lease fleet of nearly 4,000 railcars valued at approximately $256.0 million. WLR-GBX is wholly owned by affiliates of WL Ross. The Company paid a $6.1 million contract placement fee to WLR-GBX for the right to perform certain management and advisory services and in exchange will receive management and other fee income and incentive compensation tied to the performance of WLR-GBX. The Company has also paid certain incidental fees and agreed to indemnify WLR-GBX and its affiliates against certain liabilities in connection with such advisory services. Under the management agreement the Company has received $0.8 million and $0.2 million in fees for the years ended August 31, 2011 and 2010. The contract placement fee is accounted for under the equity method and is recorded in Intangibles and other assets on the Consolidated Balance Sheet. The Company also leases-in a small portion of the WLR-GBX lease fleet. The Company has paid $2.8 million in lease expense for the year ended August 31, 2011.

52	The Greenbrier Companies 2011 Annual Report

Aircraft Usage Policy. William Furman, Director, President and Chief Executive Officer of the Company, is a part owner of private aircraft managed by a private independent management company. From time to time, the Company’s business requires charter use of privately-owned aircraft. In such instances, it is possible that charters may be placed with the company that manages Mr. Furman’s aircraft. In such event, any such use will be subject to the Company’s travel and entertainment policy and the fees paid to the management company will be no less favorable than would have been available to the Company for similar services provided by unrelated parties. During 2011, the Company placed charters with the company that manages Mr. Furman’s aircraft aggregating $10 thousand.

Note 20 - Employee Benefit Plans

A defined contribution plan is available to substantially all U.S. employees. Contributions are based on a percentage of employee contributions and amounted to $2.1 million, $2.0 million and $1.6 million for the years ended August 31, 2011, 2010 and 2009.

Nonqualified deferred benefit plans exist for certain employees. There were no contributions for the year ended August 31, 2011. Expenses resulting from contributions to the plans were insignificant for the years ended August 31, 2010 and 2009.

Note 21 - Income Taxes

Components of income tax expense (benefit) of continuing operations are as follows:

	Years ended August 31,
(In thousands)	2011	2010	2009
Current
Federal	$(683)	$(9,471)	$(4,555)
State	620	(2,191)	470
Foreign	333	712	532

	270	(10,950)	(3,553)
Deferred
Federal	2,956	10,059	(11,016)
State	351	1,745	(1,024)
Foreign	239	(933)	723

	3,546	10,871	(11,317)

Change in valuation allowance	(252)	(880)	(2,047)

	$3,564	$(959)	$(16,917)

Income tax expense is computed at rates different than statutory rates. The reconciliation between effective and statutory tax rates on continuing operations is as follows:

	Years ended August 31,
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.1	10.7	3.5
Impact of foreign operations	(2.1)	(0.1)	0.4
Release of obligations in the bankruptcy of the de-consolidated subsidiary	–	(51.8)	–
Change in valuation allowance related to deferred tax asset	(1.7)	(9.8)	2.8
Change in income tax reserve for uncertain tax positions	(0.8)	4.1	1.8
Reversal of net deferred tax liability on the basis difference in a foreign subsidiary	–	–	2.4
Noncontrolling interest in flow through entity	(5.1)	(17.7)	–
Non-deductible goodwill write-off	–	–	(23.1)
Permanent differences	(7.1)	9.4	(2.1)
Other	1.6	9.5	(2.1)

	23.9%	(10.7)%	22.8%

The Greenbrier Companies 2011 Annual Report	53

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	Years ended August 31,
(In thousands)	2011	2010
Deferred tax assets:
Contract placement	$1,407	$526
Maintenance and warranty accruals	6,885	6,352
Accrued payroll and related liabilities	10,342	7,062
Deferred revenue	4,104	6,712
Inventories and other	7,075	3,878
Derivative instruments and translation adjustment	1,702	2,068
Investment and asset tax credits	794	884
Net operating loss	24,516	10,460

	56,825	37,942
Deferred tax liabilities:
Fixed assets	107,591	89,341
Original issue discount	11,410	8,707
Intangibles	9,927	9,954
Debt conversion option	–	–
Deferred gain on redemption of debt	4,532	4,512
Other	161	156

	133,621	112,670

Valuation allowance	7,043	6,408

Net deferred tax liability	$83,839	$81,136

As of August 31, 2011 the Company has Federal net operating loss (NOL) carryforwards of $55.4 million, which if not used will expire in 2030 and 2031.

NOL carryforwards created in fiscal 2011 by excess tax benefits of $0.6 million generated from vested restricted stock grants are not recorded as deferred tax assets. To the extent they are utilized, the Company will increase stockholders equity. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

The Company also had NOL carryforwards of approximately $14.3 million for foreign income tax purposes. The ultimate realization of the deferred tax assets resulting from NOLs is dependent upon the generation of future taxable income before these carryforwards expire. NOLs in Poland of $6.8 million expire between 2012 and 2013. NOLs in Mexico of $7.5 million expire between 2017 and 2021.

The cumulative net increase in the valuation allowance for the year ended August 31, 2011 was approximately $0.6 million. The increase in the valuation allowance is mainly due to purchase accounting for the deferred tax assets of an acquired subsidiary in Poland.

54	The Greenbrier Companies 2011 Annual Report

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years presented:

(In thousands)	2011	2010	2009
Unrecognized Tax Benefit – Opening Balance	$3,526	$2,959	$12,832
Gross increases – tax positions in prior period	–	200	533
Gross decreases – tax positions in prior period	(233)	–	–
Gross increases – tax positions in current period	–	–	–
Settlements	(193)	–	–
Restoration of statute of limitations due to 5 year NOL carry back		1,809	–
Lapse of statute of limitations	(47)	(1,442)	(10,406)

Unrecognized Tax Benefit – Ending Balance	$3,053	$3,526	$2,959

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Companies tax returns for 2004 through 2011 are subject to examination by the tax authorities. The Company is no longer subject to U.S. Federal, State, Local or Foreign examinations by tax authorities for years before 2004. Included in the balance of unrecognized tax benefits at August 31, 2011 and 2010 are $2.1 million and $2.3 million, respectively, of tax benefits which, if recognized, would affect the effective tax rate.

The Company recorded an interest benefit of $0.3 million and interest expense of $0.2 million relating to reserves for uncertain tax provisions during the years ended August 31, 2011 and 2010, respectively. As of August 31, 2011 and 2010 the Company had accrued $0.9 million and $1.2 million of interest related to uncertain tax positions. The decrease in the interest accrual was due to the settlement of a foreign income tax audit, the lapse of the statute of limitations for state income tax filings and a change in the methodology of calculating interest expense relating to the uncertain tax positions. The Company has not accrued for any penalties as of August 31, 2011 and 2010. Interest and penalties related to income taxes are not classified as a component of income tax expense. When unrecognized tax benefits are realized, the benefit related to deductible differences attributable to ordinary operations will be recognized as a reduction of income tax expense. Within the next 12 months, the Company does not expect any significant changes in the reserves for uncertain tax positions, but expects an increase in interest expense of $0.1 million.

No provision has been made for U.S. income taxes on approximately $5.8 million of cumulative undistributed earnings of certain foreign subsidiaries as Greenbrier plans to reinvest these earnings indefinitely in operations outside the U.S. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in foreign subsidiaries.

Note 22 - Segment Information

Greenbrier operates in three reportable segments: Manufacturing; Wheel Services, Refurbishment & Parts and Leasing & Services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance is evaluated based on margin. The Company’s integrated business model results in selling and administrative costs being intertwined among the segments. Any allocation of these costs would be subjective and not meaningful and as a result, Greenbrier’s management does not allocate these costs for either external or internal reporting purposes. Intersegment sales and transfers are valued as if the sales or transfers were to third parties. Related revenue and margin is eliminated in consolidation and therefore are not included in consolidated results in the Company’s Consolidated Financial Statements.

The Greenbrier Companies 2011 Annual Report	55

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

	Years ended August 31,
(In thousands)	2011	2010	2009
Revenue:
Manufacturing	$770,596	$305,333	$470,834
Wheel Services, Refurbishment & Parts	492,355	402,694	479,658
Leasing & Services	70,498	73,190	78,517
Intersegment eliminations	(90,159)	(24,937)	(12,818)

	$1,243,290	$756,280	$1,016,191

Margin:
Manufacturing	$59,975	$27,171	$3,763
Wheel Services, Refurbishment & Parts	47,416	43,912	55,103
Leasing & Services	32,140	30,915	32,307

	$139,531	$101,998	$91,173

Assets:
Manufacturing	$423,295	$205,863	$197,603
Wheel services, Refurbishment & Parts	400,643	387,356	386,260
Leasing & Services	424,839	377,761	386,659
Unallocated	52,878	101,908	77,769

	$1,301,655	$1,072,888	$1,048,291

Depreciation and amortization:
Manufacturing	$9,853	$11,061	$11,471
Wheel Services, Refurbishment & Parts	11,853	11,435	11,885
Leasing & Services	16,587	15,015	14,313

	$38,293	$37,511	$37,669

Capital expenditures:
Manufacturing	$20,016	$8,715	$9,109
Wheel Services, Refurbishment & Parts	20,087	12,215	6,599
Leasing & Services	44,199	18,059	23,139

	$84,302	$38,989	$38,847

The following table summarizes selected geographic information.

	Years ended August 31,
(In thousands)	2011	2010	2009
Revenue:
U.S.	$1,103,423	$659,697	$849,516
Foreign	139,867	96,583	166,675

	$1,243,290	$756,280	$1,016,191

Identifiable assets:
U.S.	$1,000,249	$918,553	$897,111
Mexico	228,406	115,721	95,149
Europe	73,000	38,614	56,031

	$1,301,655	$1,072,888	$1,048,291

56	The Greenbrier Companies 2011 Annual Report

Reconciliation of segment margin to earnings (loss) before income tax loss from unconsolidated affiliates:

	Years ended August 31,
(In thousands)	2011	2010	2009
Segment margin	$139,531	$101,998	$91,173
Less unallocated items:
Selling and administrative	80,326	69,931	65,743
Gain on disposition of equipment	(8,369)	(8,170)	(1,934)
Goodwill impairment	–	–	55,667
Special items	–	(11,870)	–
Interest and foreign exchange	36,992	45,204	44,612
Loss (gain) on extinguishment of debt	15,657	(2,070)	1,300

Earnings (loss) before income tax and loss from unconsolidated affiliates	$14,925	$8,973	$(74,215)

Note 23 - Customer Concentration

In 2011, revenue from four customers represented 19%, 14%, 12% and 11% of total revenue. Revenue from three customers represented 16%, 15% and 11% of total revenue for the year ending August 31, 2010 and revenue from two customers each represented 14% of total revenue for the year ending August 31, 2009. No other customers accounted for more than 10% of total revenues for the years ended August 31, 2011, 2010, or 2009. Two customers had balances that individually equaled or exceeded 10% of accounts receivable and in total represented 30% of the consolidated accounts receivable balance at August 31, 2011. Only one customer had a balance that equaled or exceeded 10% of accounts receivable and in total represented 12% of the consolidated accounts receivable balance at August 31, 2010.

Note 24 - Lease Commitments

Lease expense for railcar equipment leased-in under non-cancelable leases was $6.5 million, $8.2 million and $10.3 million for the years ended August 31, 2011, 2010 and 2009. Aggregate minimum future amounts payable under these non-cancelable railcar equipment leases are as follows:

(In thousands)
Year ending August 31,
2012	$6,129
2013	1,604
2014	1,604
2015	1,177
2016	337
Thereafter	–

$10,851

Operating leases for domestic railcar repair facilities, office space and certain manufacturing and office equipment expire at various dates through February 2018. Rental expense for facilities, office space and equipment was $12.2 million, $12.4 million and $12.5 million for the years ended August 31, 2011, 2010 and 2009. Aggregate minimum future amounts payable under these non-cancelable operating leases are as follows:

(In thousands)
Year ending August 31,
2012	$8,956
2013	6,144
2014	4,932
2015	2,747
2016	1,738
Thereafter	846

$25,363

The Greenbrier Companies 2011 Annual Report	57

Note 25 - Commitments and Contingencies

Environmental studies have been conducted on certain of the Company’s owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The U.S. Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting Greenbrier’s facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). Greenbrier and more than 140 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company, have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. A draft of the RI study was submitted on October 27, 2009. The Feasibility Study is being developed and is expected to be submitted in the first calendar quarter of 2012. Eighty-three parties, including the State of Oregon and the federal government, have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately 110 additional parties have signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc.et al, US District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has now been stayed by the court, pending completion of the RI/FS. In addition, the Company has entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. The Company is also conducting groundwater remediation relating to a historical spill on the property which antedates its ownership.

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

Greenbrier’s customer, SEB Finans AB (SEB), has raised performance concerns related to a component that the Company installed on 372 railcar units with an aggregate sales value of approximately $20.0 million produced under a contract with SEB. On December 9, 2005, SEB filed a Statement of Claim in an arbitration proceeding in Stockholm, Sweden, against Greenbrier alleging that the railcars were defective and could not be used for their intended purpose. A settlement agreement was entered into effective February 28, 2007 pursuant to which the railcar units previously delivered were to be repaired and the remaining units completed and delivered to SEB. Greenbrier is proceeding with repairs of the railcars in accordance with terms of the original settlement agreement, though SEB has made multiple additional warranty claims, including claims with respect to railcars that have been repaired pursuant to the original settlement agreement. Greenbrier is evaluating SEB’s latest warranty claim. Current estimates of potential costs of such repairs do not exceed amounts accrued.

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

58	The Greenbrier Companies 2011 Annual Report

required to remove all 201 freight cars from service, and a formal claim has been made against the Company. Legal, technical and commercial evaluations are on-going to determine what obligations the Company might have, if any, to remedy the alleged defects, though resolution of such issues has not been reached due to delays by Okombi.

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

The Company delivered 500 railcar units during 2009 for which the Company has an obligation to guarantee the purchaser minimum earnings. The obligation expires December 31, 2011. The maximum potential obligation totaled $13.1 million and in certain defined instances the obligation may be reduced due to early termination. Upon delivery of the railcar units, the entire purchase price was recorded as revenue and paid in full. The minimum earnings due to the purchaser were considered a reduction of revenue and were recorded as deferred revenue. The purchaser has agreed to utilize the railcars on a preferential basis, and the Company is entitled to re-market the railcar units when they are not being utilized by the purchaser during the obligation period. Any earnings generated from the railcar units offset the obligation and is recognized as revenue and margin as earned. As of August 31, 2011, the Company has $4.6 million of the potential obligation remaining in deferred revenue.

In accordance with customary business practices in Europe, the Company has $6.2 million in bank and third party warranty guarantee facilities, all of which have been utilized as of August 31, 2011. To date no amounts have been drawn under these guarantee facilities.

At August 31, 2011, the Mexican joint venture had $16.2 million of third party debt, for which the Company has guaranteed 50% or approximately $8.1 million.

As of August 31, 2011 the Company has outstanding letters of credit aggregating $4.3 million associated with facility leases and workers compensation insurance.

Note 26 - Fair Value of Financial Instruments

The estimated fair values of financial instruments and the methods and assumptions used to estimate such fair values are as follows:

(In thousands)	Carrying Amount	Estimated Fair Value
Notes payable as of August 31, 2011	$429,140	$355,341
Notes payable as of August 31, 2010	$498,700	$482,589

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

The Greenbrier Companies 2011 Annual Report	59

Note 27 - Fair Value Measures

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

Level 1 -	observable inputs such as unadjusted quoted prices in active markets for identical instruments;

Level 2 -	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and

Level 3 -	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2011 are:

(In thousands)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$–	$–	$–	$–
Nonqualified savings plan investments	6,326	6,326	–	–
Cash equivalents	4,561	4,561	–	–

	$10,887	$10,887	$–	$–

Liabilities:
Derivative financial instruments	$7,759	$–	$7,759	$–

(1)	Level 2 assets include derivative financial instruments which are valued based on significant observable inputs. See Note 16 Derivative Instruments for further discussion.

Assets or liabilities measured at fair value on a nonrecurring basis as of August 31, 2011 are:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Goodwill	$137,066	$–	$–	$137,066

Note 28 - Guarantor/Non Guarantor

The convertible senior notes due 2026 (the Notes) issued on May 22, 2006 are fully and unconditionally and jointly and severally guaranteed by substantially all of Greenbrier’s material 100% owned U.S. subsidiaries: Autostack Company LLC, Greenbrier-Concarril, LLC, Greenbrier Leasing Company LLC, Greenbrier Leasing Limited Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing, L.P., Greenbrier Railcar LLC, Gunderson LLC, Gunderson Marine LLC, Gunderson Rail Services LLC, Meridian Rail Holding Corp., Meridian Rail Acquisition Corp., Meridian Rail Mexico City Corp., Brandon Railroad LLC, Gunderson Specialty Products, LLC and Greenbrier Railcar Leasing, Inc. No other subsidiaries guarantee the Notes including Greenbrier Leasing Limited, Greenbrier Europe B.V., Greenbrier Germany GmbH, WagonySwidnica S.A., Zaklad Naprawczy Taboru Kolejowego Olawa sp. z o.o. , Gunderson-Concarril, S.A. de C.V., Mexico Meridianrail Services, S.A. de C.V., Greenbrier Railcar Services – Tierra Blanca S.A. de C.V., YSD Doors, S.A. de C.V., Greenbrier-Gimsa, LLC and Gunderson-Gimsa S. de R.L. de C.V.

The following represents the supplemental consolidating condensed financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of August 31, 2011 and 2010 and for the years ended August 31, 2011, 2010 and 2009. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

60	The Greenbrier Companies 2011 Annual Report

The Greenbrier Companies, Inc.

Condensed Consolidating Balance Sheet

For the year ended August 31, 2011

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$33,368	$529	$16,325	$–	$50,222
Restricted cash	–	2,113	–	–	2,113
Accounts receivable, net	86,701	90,442	11,276	24	188,443
Inventories	–	141,631	182,185	(304)	323,512
Leased railcars for syndication	–	30,690	–	–	30,690
Equipment on operating leases, net	–	323,139	–	(1,998)	321,141
Property, plant and equipment, net	6,006	101,284	53,910	–	161,200
Goodwill	–	137,066	–	–	137,066
Intangibles and other assets, net	584,892	96,444	2,628	(596,696)	87,268

	$710,967	$923,338	$266,324	$(598,974)	$1,301,655

Liabilities and Equity
Revolving notes	$60,000	$–	$30,339	$–	$90,339
Accounts payable and accrued liabilities	11,571	148,788	156,153	24	316,536
Deferred income taxes	(14,652)	104,142	(5,071)	(580)	83,839
Deferred revenue	465	5,242	193	–	5,900
Notes payable	292,010	134,868	2,262	–	429,140
Total equity Greenbrier	361,573	530,298	68,120	(598,418)	361,573
Noncontrolling interest	–	–	14,328	–	14,328

Total equity	361,573	530,298	82,448	(598,418)	375,901

	$710,967	$923,338	$266,324	$(598,974)	$1,301,655

The Greenbrier Companies 2011 Annual Report	61

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the year ended August 31, 2011

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$1,429	$413,608	$532,444	$(226,379)	$721,102
Wheel Services, Refurbishment & Parts	–	467,544	–	(14,679)	452,865
Leasing & Services	1,833	68,646	–	(1,156)	69,323

	3,262	949,798	532,444	(242,214)	1,243,290
Cost of revenue
Manufacturing	–	394,638	492,855	(226,366)	661,127
Wheels Services, Refurbishment & Parts	–	419,824	–	(14,375)	405,449
Leasing & Services	–	37,253	–	(70)	37,183

	–	851,715	492,855	(240,811)	1,103,759
Margin	3,262	98,083	39,589	(1,403)	139,531
Selling and administrative	37,450	22,256	20,620	–	80,326
Gain on disposition of equipment	–	(8,227)	–	(142)	(8,369)

Earnings (loss) from operations	(34,188)	84,054	18,969	(1,261)	67,574
Other costs
Interest and foreign exchange	32,002	4,022	2,134	(1,166)	36,992
Loss on extinguishment of debt	15,657	–	–	–	15,657

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(81,847)	80,032	16,835	(95)	14,925
Income tax (expense) benefit	30,940	(32,953)	(1,642)	91	(3,564)

	(50,907)	47,079	15,193	(4)	11,361
Earnings (loss) from unconsolidated affiliates	57,373	4,196	–	(64,543)	(2,974)

Net earnings (loss)	6,466	51,275	15,193	(64,547)	8,387
Net loss (earnings) attributable to noncontrolling interest	–	–	(1,923)	2	(1,921)

Net earnings (loss) attributable to Greenbrier	$6,466	$51,275	$13,270	$(64,545)	$6,466

62	The Greenbrier Companies 2011 Annual Report

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the year ended August 31, 2011

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$6,466	$51,275	$15,193	$(64,547)	$8,387
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(15,380)	16,560	1,311	(92)	2,399
Depreciation and amortization	2,701	29,413	6,250	(71)	38,293
Gain on sales of leased equipment	–	(4,979)	–	(142)	(5,121)
Accretion of debt discount	6,583	–	–	–	6,583
Loss on extinguishment of debt (non-cash portion)	8,453	–	–	–	8,453
Other	7,073	151	(465)	3	6,762
Decrease (increase) in assets:
Accounts receivable	3,033	(97,572)	(1,992)	(21)	(96,552)
Inventories	–	(3,503)	(113,667)	304	(116,866)
Leased railcars for syndication	–	(21,857)	1,018	–	(20,839)
Other	4,265	3,181	338	1,079	8,863
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	394	36,161	94,096	22	130,673
Deferred revenue	(155)	(4,154)	(978)	–	(5,287)

Net cash provided by (used in) operating activities	23,433	4,676	1,104	(63,465)	(34,252)

Cash flows from investing activities:
Proceeds from sales of equipment	–	18,730	–	–	18,730
Investment in and net advances to unconsolidated affiliates	(57,373)	(8,420)	–	63,463	(2,330)
Intercompany advances	(1,334)	–	–	1,334	–
Decrease (increase) in restricted cash	–	412	–	–	412
Capital expenditures	(1,996)	(65,140)	(17,168)	2	(84,302)
Other	–	61	(1,835)	–	(1,774)

Net cash provided by (used in) investing activities	(60,703)	(54,357)	(19,003)	64,799	(69,264)

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	60,000	–	11,625	–	71,625
Proceeds from revolving notes with maturities longer than 90 days	–	–	25,159	–	25,159
Repayment of revolving notes with maturities longer than 90 days	–	–	(10,000)	–	(10,000)
Intercompany advances	(55,401)	52,806	3,929	(1,334)	–
Proceeds from issuance of notes payable	230,000	–	1,250	–	231,250
Debt issuance costs	(11,469)	–	–		(11,469)
Repayments of notes payable	(306,750)	(4,206)	(404)	–	(311,360)
Proceeds from equity offering	63,180	–	–	–	63,180
Expenses from equity offering	(420)	–	–	–	(420)
Other	26	–	–	–	26

Net cash provided by (used in) financing activities	(20,834)	48,600	31,559	(1,334)	57,991

Effect of exchange rate changes	–	751	(3,868)	–	(3,117)
Increase (decrease) in cash and cash equivalents	(58,104)	(330)	9,792	–	(48,642)
Cash and cash equivalents
Beginning of period	91,472	859	6,533	–	98,864

End of period	$33,368	$529	$16,325	$–	$50,222

The Greenbrier Companies 2011 Annual Report	63

The Greenbrier Companies, Inc.

Condensed Consolidating Balance Sheet

For the year ended August 31, 2010

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$91,472	$859	$6,533	$–	$98,864
Restricted cash	–	2,525	–	–	2,525
Accounts receivable, net	33,001	45,154	11,094	3	89,252
Inventories	–	138,128	66,498	–	204,626
Leased railcars for syndication	–	11,786	1,018	–	12,804
Equipment on operating leases, net	–	304,872	–	(2,209)	302,663
Property, plant and equipment, net	6,710	89,246	36,658	–	132,614
Goodwill	–	137,066	–	–	137,066
Intangibles and other assets, net	525,539	98,475	2,384	(533,924)	92,474

	$656,722	$828,111	$124,185	$(536,130)	$1,072,888

Liabilities and Equity
Revolving notes	$–	$–	$2,630	$–	$2,630
Accounts payable and accrued liabilities	11,180	112,454	58,001	3	181,638
Deferred income taxes	728	87,582	(6,685)	(489)	81,136
Deferred revenue	621	9,693	1,063	–	11,377
Notes payable	358,255	139,029	1,416	–	498,700
Total equity Greenbrier	285,938	479,353	56,291	(535,644)	285,938
Noncontrolling interest	–	–	11,469	–	11,469

Total equity	285,938	479,353	67,760	(535,644)	297,407

	$656,722	$828,111	$124,185	$(536,130)	$1,072,888

64	The Greenbrier Companies 2011 Annual Report

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the year ended August 31, 2010

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$–	$74,526	$242,771	$(21,731)	$295,566
Wheel Services, Refurbishment & Parts	–	395,053	1,584	(8,203)	388,434
Leasing & Services	1,803	72,013	–	(1,536)	72,280

	1,803	541,592	244,355	(31,470)	756,280
Cost of revenue
Manufacturing	–	69,872	218,890	(20,367)	268,395
Wheels Services, Refurbishment & Parts	–	351,565	1,160	(8,203)	344,522
Leasing & Services	–	41,438	–	(73)	41,365

	–	462,875	220,050	(28,643)	654,282
Margin	1,803	78,717	24,305	(2,827)	101,998
Selling and administrative	33,441	21,263	15,227	–	69,931
Gain on disposition of equipment	–	(8,170)	–	–	(8,170)
Special items	(11,870)	–	–	–	(11,870)

Earnings (loss) from operations	(19,768)	65,624	9,078	(2,827)	52,107
Other costs
Interest and foreign exchange	38,866	4,191	3,687	(1,540)	45,204
Gain on extinguishment of debt	(2,070)	–	–	–	(2,070)

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(56,564)	61,433	5,391	(1,287)	8,973
Income tax (expense) benefit	24,143	(25,144)	1,710	250	959

	(32,421)	36,289	7,101	(1,037)	9,932
Earnings (loss) from unconsolidated affiliates	36,698	(6,179)	–	(32,120)	(1,601)

Net earnings (loss)	4,277	30,110	7,101	(33,157)	8,331
Net loss (earnings) attributable to noncontrolling interest	–	–	(4,734)	680	(4,054)

Net earnings (loss) attributable to Greenbrier	$4,277	$30,110	$2,367	$(32,477)	$4,277

The Greenbrier Companies 2011 Annual Report	65

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the year ended August 31, 2010

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$4,277	$30,110	$7,101	$(33,157)	$8,331
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	5,898	10,045	427	(1,318)	15,052
Depreciation and amortization	2,063	28,241	7,280	(73)	37,511
Gain on sales of leased equipment	–	(6,543)	–	–	(6,543)
Accretion of debt discount	8,149	–	–	–	8,149
Stock based compensation	5,825				5,825
Special items	(11,870)	–	–	–	(11,870)
Gain on extinguishment of debt (non-cash portion)	(2,070)	–	–	–	(2,070)
Other	5,175	354	(1,972)	680	4,237
Decrease (increase) in assets:
Accounts receivable	(9,292)	17,743	12,914	1,065	22,430
Inventories	–	(19,135)	(26,077)	–	(45,212)
Leased railcars for syndication	–	1,778	(1,019)	–	759
Other	648	6,773	(966)	–	6,455
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	3,143	(9,134)	18,765	3	12,777
Deferred revenue	(155)	(8,353)	1,063	–	(7,445)

Net cash provided by (used in) operating activities	5,966	51,879	17,516	(32,800)	42,561

Cash flows from investing activities:
Proceeds from sales of equipment	–	22,978	–	–	22,978
Investment in and net advances to unconsolidated affiliates	(36,697)	3,650	–	32,120	(927)
Intercompany advances	7,866	–	–	(7,866)	–
Contract placement fee	–	(6,050)	–	–	(6,050)
Decrease (increase) in restricted cash	–	(1,442)	–	–	(1,442)
Capital expenditures	(3,645)	(30,430)	(5,594)	680	(38,989)
Other	–	260			260

Net cash provided by (used in) investing activities	(32,476)	(11,034)	(5,594)	24,934	(24,170)

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	–	–	(11,934)	–	(11,934)
Proceeds from revolving notes with maturities longer than 90 days	–	–	5,698	–	5,698
Repayment of revolving notes with maturities longer than 90 days	–	–	(5,698)	–	(5,698)
Intercompany advances	33,850	(34,061)	(7,655)	7,866	–
Proceeds from issuance of notes payable	–	328	1,821	–	2,149
Debt issuance costs	–	–	(109)		(109)
Repayments of notes payable	(32,090)	(5,772)	(405)	–	(38,267)
Proceeds from equity offering	56,250	–	–	–	56,250
Expenses from equity offering	(3,542)	–	–	–	(3,542)
Other	29	–	–	–	29

Net cash provided by (used in) financing activities	54,497	(39,505)	(18,282)	7,866	4,576

Effect of exchange rate changes	–	(902)	612	–	(290)
Increase (decrease) in cash and cash equivalents	27,987	438	(5,748)	–	22,677
Cash and cash equivalents
Beginning of period	63,485	421	12,281	–	76,187

End of period	$91,472	$859	$6,533	$–	$98,864

66	The Greenbrier Companies 2011 Annual Report

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the year ended August 31, 2009

(In thousands)	Parent		Combined Guarantor Subsidiaries		Combined Non-Guarantor Subsidiaries		Eliminations		Consolidated
Revenue
Manufacturing		$547		$227,404		$336,399		$(101,854)	$462,496
Wheels Service, Refurbishment & Parts	–			475,366		31	–		475,397
Leasing & Services		1,314		78,207	–			(1,223)	78,298

		1,861		780,977		336,430		(103,077)	1,016,191
Cost of revenue
Manufacturing		124		230,848		328,761		(101,000)	458,733
Wheel Services, Refurbishment & Parts	–			420,261		33	–		420,294
Leasing & Services	–			46,056	–			(65)	45,991

		124		697,165		328,794		(101,065)	925,018
Margin		1,737		83,812		7,636		(2,012)	91,173
Selling and administrative		31,169		24,729		9,845		–	65,743
Gain on disposition of equipment		–		(1,459)		–		(475)	(1,934)
Goodwill impairment		–		55,531		–		136	55,667

Earnings (loss) from operations		(29,432)		5,011		(2,209)		(1,673)	(28,303)
Other costs
Interest and foreign exchange		32,859		5,316		8,010		(1,573)	44,612
Loss on extinguishment of debt		1,154	–			146	–		1,300

Loss before income taxes and earnings (loss) from unconsolidated affiliates		(63,445)		(305)		(10,365)		(100)	(74,215)
Income tax (expense) benefit		29,821		(16,573)		2,606		1,063	16,917

		(33,624)		(16,878)		(7,759)		963	(57,298)
Earnings (loss) from unconsolidated affiliates		(22,767)		(7,150)		–		29,352	(565)

Net earnings (loss)		(56,391)		(24,028)		(7,759)		30,315	(57,863)
Net loss attributable to noncontrolling interest		–		–		2,202		(730)	1,472

Net earnings (loss) attributable to Greenbrier		$(56,391)		$(24,028)		$(5,557)		$29,585	$(56,391)

The Greenbrier Companies 2011 Annual Report	67

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the year ended August 31, 2009

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(56,391)	$(24,028)	$(7,759)	$30,315	$(57,863)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(16,609)	5,820	(2,800)	290	(13,299)
Depreciation and amortization	1,544	28,797	7,393	(65)	37,669
Gain on sales of leased equipment	–	(692)	–	(475)	(1,167)
Accretion of debt discount	4,948	–	–	–	4,948
Goodwill impairment	–	55,531	–	136	55,667
Loss on extinguishment of debt (non-cash portion)	915	–	–	–	915
Other	–	3,402	2,111	(1,930)	3,583
Decrease (increase) in assets:
Accounts receivable	(6,940)	75,691	(9,163)	(1,067)	58,521
Inventories	–	46,579	62,890	–	109,469
Leased railcars for syndication	–	10,752	371	–	11,123
Other	(1,192)	1,614	6,028	(6,208)	242
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	15,522	(58,533)	(44,199)	696	(86,514)
Deferred revenue	(155)	1,202	(3,876)	–	(2,829)

Net cash provided by (used in) operating activities	(58,358)	146,135	10,996	21,692	120,465

Cash flows from investing activities:
Proceeds from sales of equipment	–	15,555	–	–	15,555
Investment in and net advances to unconsolidated affiliates	15,359	6,585	–	(21,944)	–
Intercompany advances	(26,958)	–	–	26,958	–
Decrease (increase) in restricted cash	–	(1,083)	974	–	(109)
Capital expenditures	(2,699)	(30,642)	(5,758)	252	(38,847)
Other	–	429	–	–	429

Net cash provided by (used in) investing activities	(14,298)	(9,156)	(4,784)	5,266	(22,972)

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	(65,000)	–	(16,251)	–	(81,251)
Intercompany advances	133,592	(126,496)	19,862	(26,958)	–
Proceeds from issuance of notes payable	75,000	–	–	–	75,000
Debt issuance costs	(5,232)	–	–	–	(5,232)
Repayments of notes payable	(4,339)	(8,183)	(3,914)	–	(16,436)
Investment by joint venture partner	–	–	1,400	–	1,400
Dividends paid	(2,001)	–	–	–	(2,001)
Other	3,973	–	–	–	3,973

Net cash provided by (used in) financing activities	135,993	(134,679)	1,097	(26,958)	(24,547)

Effect of exchange rate changes	148	(3,472)	608	–	(2,716)
Increase (decrease) in cash and cash equivalents	63,485	(1,172)	7,917	–	70,230
Cash and cash equivalents
Beginning of period	–	1,593	4,364	–	5,957

End of period	$63,485	$421	$12,281	$–	$76,187

68	The Greenbrier Companies 2011 Annual Report

Quarterly Results of Operations (Unaudited)

Operating results by quarter for 2011 are as follows:

(In thousands, except per share amount)	First	Second	Third	Fourth	Total
2011
Revenue
Manufacturing	$85,440	$156,621	$173,487	$305,554	$721,102
Wheel Services, Refurbishment & Parts	95,268	112,015	126,317	119,265	452,865
Leasing & Services	18,226	15,704	17,476	17,917	69,323

	198,934	284,340	317,280	442,736	1,243,290
Cost of revenue
Manufacturing	79,747	147,552	158,674	275,154	661,127
Wheel Services, Refurbishment & Parts	86,411	101,413	111,202	106,423	405,449
Leasing & Services	9,120	8,725	9,254	10,084	37,183

	175,278	257,690	279,130	391,661	1,103,759
Margin	23,656	26,650	38,150	51,075	139,531
Selling and administrative	17,938	17,693	22,580	22,115	80,326
Gain on disposition of equipment	(2,510)	(1,961)	(1,678)	(2,220)	(8,369)

Earnings from operations	8,228	10,918	17,248	31,180	67, 574
Other costs
Interest and foreign exchange	10,304	10,536	9,807	6,345	36,992
Loss on extinguishment of debt	–	–	10,007	5,650	15,657

Earnings before income tax and loss from unconsolidated affiliates	(2,076)	382	(2,566)	19,185	14,925
Income tax benefit (expense)	611	(100)	301	(4,376)	(3,564)
Loss from unconsolidated affiliates	(587)	(575)	(539)	(1,273)	(2,974)

Net earnings (loss)	(2,052)	(293)	(2,804)	13,536	8,387
Net earnings attributable to Noncontrolling interest	(252)	(257)	(510)	(902)	(1,921)

Net earnings (loss) attributable to Greenbrier	$(2,304)	$(550)	$(3,314)	$12,634	$6,466

Basic earnings (loss) per common share:	$(0.11)	$(0.02)	$(0.14)	$0.50	$0.27 (1)
Diluted earnings (loss) per common share:	$(0.11)	$(0.02)	$(0.14)	$0.42	$0.24 (2)

(1)

Quarterly amounts do not total to the year to date amount as each period is calculated discretely. Unvested restricted stock awards are excluded from the per share calculation for the first, second and third quarters due to a net loss in each of those periods.

(2)

Quarterly amounts do not total to the year to date amount as each period is calculated discretely. The dilutive effect of warrants is excluded from per share calculations for the first, second and third quarters due to net loss for those periods. The fourth quarter dilutive earnings per common share includes the outstanding warrants using the treasury stock method, which equates to 2.3 million shares, and the dilutive effect of 6.0 million shares underlying the 2018 Convertible Notes using the “if converted” method under which $1.4 million of debt issuance and interest costs, net of tax, were added back to net earnings.

The Greenbrier Companies 2011 Annual Report	69

Quarterly Results of Operations (Unaudited)

Operating results by quarter for 2010 are as follows:

(In thousands, except per share amount)	First	Second	Third	Fourth	Total
2010
Revenue
Manufacturing	$60,078	$88,065	$77,877	$69,546	$295,566
Wheel Services, Refurbishment & Parts	92,300	94,329	111,242	90,563	388,434
Leasing & Services	17,781	17,455	18,312	18,732	72,280

	170,159	199,849	207,431	178,841	756,280
Cost of revenue
Manufacturing	55,847	81,608	68,931	62,009	268,395
Wheel Services, Refurbishment & Parts	83,286	83,387	96,725	81,124	344,522
Leasing & Services	10,918	10,789	9,931	9,727	41,365

	150,051	175,784	175,587	152,860	654,282
Margin	20,108	24,065	31,844	25,981	101,998
Selling and administrative	16,208	16,958	17,519	19,246	69,931
Gain on disposition of equipment	(1,534)	(101)	(4,024)	(2,511)	(8,170)
Special items	–	–	–	(11,870)	(11,870	)(1)

Earnings from operations	5,434	7,208	18,349	21,116	52,107
Other costs
Interest and foreign exchange	11,112	12,406	10,811	10,875	45,204
Gain on extinguishment of debt	–	–	(1,275)	(795)	(2,070)

Earnings (loss) before income tax and loss from unconsolidated affiliates	(5,678)	(5,198)	8,813	11,036	8,973
Income tax benefit (expense)	2,500	944	(2,418)	(67)	959
Loss from unconsolidated affiliates	(183)	(131)	(318)	(969)	(1,601)

Net earnings (loss)	(3,361)	(4,385)	6,077	10,000	8,331
Net loss (earnings) attributable to noncontrolling interest	117	(367)	(1,514)	(2,290)	(4,054)

Net earnings (loss) attributable to Greenbrier	$(3,244)	$(4,752)	$4,563	$7,710	$4,277

Basic earnings (loss) per common share:	$(0.19)	$(0.28)	$0.25	$0.35	$0.23
Diluted earnings (loss) per common share:	$(0.19)	$(0.28)	$0.23	$0.33	$0.21	(2)

(1)	2010 includes income of $11.9 million net of tax for a special item related to the release of the liability associated with the 2008 de-consolidation of our former Canadian subsidiary.

(2)

Quarterly amounts do not total to the year to date amount as each period is calculated discretely. The dilutive effect of options and warrants are excluded from per share calculations for the first and second quarters due to a net loss for those periods.

70	The Greenbrier Companies 2011 Annual Report

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Greenbrier Companies, Inc.

We have audited the accompanying consolidated balance sheet of The Greenbrier Companies, Inc. and subsidiaries (the “Company”) as of August 31, 2011 and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for the year ended August 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Greenbrier Companies, Inc. and subsidiaries as of August 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 3, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

November 3, 2011

The Greenbrier Companies 2011 Annual Report	71

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

The Greenbrier Companies, Inc.

We have audited the accompanying consolidated balance sheet of The Greenbrier Companies, Inc. and subsidiaries (the “Company”) as of August 31, 2010, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the two years in the period ended August 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Greenbrier Companies, Inc. and subsidiaries as of August 31, 2010, and the results of their operations and their cash flows for each of the two years in the period ended August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Portland, Oregon

November 10, 2010

(November 3, 2011 as to Note 11)

72	The Greenbrier Companies 2011 Annual Report

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9a.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls

During 2011, we commenced implementation of a new ERP system at our Portland, Oregon and Monclova, Mexico manufacturing facilities. The ERP implementation is accompanied by process changes and improvements, which we believe will have a favorable impact on the Company’s internal control over financial reporting. The key controls surrounding the ERP system have been identified and are subject to our Sarbanes-Oxley testing.

There were no additional changes, other than those noted above, in the Company’s internal controls over financial reporting during the quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of the end of the Company’s 2011 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of August 31, 2011 is effective.

Our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting, as stated in their attestation report, which is included at the end of Part II, Item 9A of this Form 10-K.

The Greenbrier Companies 2011 Annual Report	73

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

74	The Greenbrier Companies 2011 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Greenbrier Companies, Inc.

We have audited The Greenbrier Companies, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of August 31, 2011 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2011 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of August 31, 2011 and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for the year ended August 31, 2011, and our report dated November 3, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

November 3, 2011

The Greenbrier Companies 2011 Annual Report	75

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There is hereby incorporated by reference the information under the captions “Election of Directors,” “Board Committees, Meetings and Charters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers of the Company” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2011.

Item 11.	EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption “Executive Compensation” and “Compensation Committee Report” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2011.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

There is hereby incorporated by reference the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2011.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There is hereby incorporated by reference the information under the caption “Transactions with Related Persons” and “Independence of Directors” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2011.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

There is hereby incorporated by reference the information under the caption “Ratification of Appointment of Auditors” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s year ended August 31, 2011.

76	The Greenbrier Companies 2011 Annual Report

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

See Consolidated Financial Statements in Item 8

(a)	(2) Financial Statements Schedule*

•

All other schedules have been omitted because they are inapplicable, not required or because the information is given in the Consolidated Financial Statements or notes thereto. This supplemental schedule should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this report.

(a)	(3) The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Registrant’s Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed April 5, 2006.

3.2	Articles of Merger amending the Registrant’s Articles of Incorporation are incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q filed April 5, 2006.

3.3	Registrant’s Bylaws, as amended January 11, 2006, are incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form 10-Q filed April 5, 2006.

3.4	Amendment to the Registrant's Bylaws, dated October 31, 2006, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 6, 2006.

3.5	Amendment to the Registrant's Bylaws, dated January 8, 2008, is incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 8-K filed November 8, 2007.

3.6	Amendment to the Registrant's Bylaws, dated April 8, 2008, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed April 11, 2008.

3.7	Amendment to the Registrant's Bylaws, dated April 7, 2009, is incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 8-K filed April 13, 2009.

3.8	Amendment to the Registrant's Bylaws, dated June 8, 2009, is incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 8-K filed June 10, 2009.

3.9	Amendment to the Registrant's Bylaws, dated June 10, 2009, is incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 8-K filed June 12, 2009.

4.1

Specimen Common Stock Certificate of Registrant is incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 filed April 7, 2010 (SEC File Number 333-165924).

4.2

Indenture between the Registrant, the Guarantors named therein and U.S. Bank National Association as Trustee, dated May 22, 2006, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed May 25, 2006.

4.3

Rights Agreement between the Registrant and EquiServe Trust Company, N.A., as Rights Agent, dated as of July 13, 2004, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed September 16, 2004.

4.4	Amendment No. 1 to the Rights Agreement, dated November 9, 2004, is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed November 15, 2004.

4.5	Amendment No. 2 to the Rights Agreement, dated February 5, 2005, is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed February 9, 2005.

The Greenbrier Companies 2011 Annual Report	77

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

4.6	Amendment No. 3 to the Rights Agreement, dated June 10, 2009, is incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K filed June 12, 2009.

4.7	Amendment No. 4 to the Rights Agreement, dated March 29, 2011, is incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K filed March 30, 2011.

4.8

Warrant Agreement among the Registrant, WLR Recovery Fund IV, L.P., WLR IV Parallel ESC, L.P. and each other holder from time to time party thereto, dated June 10, 2009, is incorporated herein by reference to Exhibit 4.2 to the Registrant's Form 8-K filed June 12, 2009.

4.9

Investor Rights and Restrictions Agreement among the Registrant, WLR Recovery Fund IV, L.P., WLR IV Parallel ESC, L.P., WL Ross & Co. LLC and the other holders from time to time party thereto, dated June 10, 2009, is incorporated herein by reference to Exhibit 4.3 to the Registrant's Form 8-K filed June 12, 2009.

4.10

Indenture between the Registrant and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Exhibit A thereto, dated April 5, 2011, is incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K filed April 5, 2011.

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

10.4

Second Amended and Restated Credit Agreement among the Registrant, Bank of America, N.A., as Administrative Agent, Union Bank, National Association, as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager, and the lenders identified therein, dated June 30, 2011, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed July 7, 2011.

10.5*	Employment Agreement between Mr. Mark Rittenbaum and Registrant, dated April 7, 2006, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 13, 2006.

10.6*

Amendment to Employment Agreement between Mark Rittenbaum and Registrant, dated June 24, 2008, is incorporated herein by reference to Exhibit 10.7 to the Registrant's Form 10-K filed November 10, 2008.

10.7*

Employment Agreement between the Registrant and Mr. William A. Furman, dated September 4, 2004, is incorporated herein by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K filed April 20, 2005.

10.8*	Amendment to Employment Agreement between Mr. William A. Furman and Registrant, dated May 11, 2006, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 12, 2006.

10.9*

Amendment to Employment Agreement between the Registrant and Mr. William A. Furman, dated November 1, 2006, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 6, 2006.

78	The Greenbrier Companies 2011 Annual Report

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

10.10*

Amendment to Employment Agreement between the Registrant and William A. Furman, dated June 5, 2008, is incorporated herein by reference to Exhibit 10.11 to the Registrant's Form 10-K filed November 10, 2008.

10.11*

Amendment to Employment Agreement between the Registrant and William A. Furman, dated April 6, 2009, is incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 10-Q filed April 9, 2009.

10.12*

Amendment to Employment Agreement between the Registrant and William A. Furman, dated December 1, 2010, is incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed December 13, 2010.

10.13*	Amendment to Employment Agreement between the Registrant and William A. Furman, dated July 1, 2011.

10.14*	Employment Agreement between Timothy A. Stuckey and Registrant, dated June 26, 2007, is incorporated herein by reference to Exhibit 10.13 to the Registrant's Form 10-K filed November 10, 2008.

10.15*	2011 Restated Greenbrier Leasing Company LLC Manager Owned Target Benefit Plan.

10.16

Form of Agreement concerning Indemnification and Related Matters (Directors) between Registrant and its directors is incorporated herein by reference to Exhibit 10.15 to the Registrant's Form 10-K filed November 10, 2008.

10.17

Form of Agreement concerning Indemnification and Related Matters (Officers) between Registrant and its officers is incorporated herein by reference to Exhibit 10.16 to the Registrant's Form 10-K filed November 10, 2008.

10.18*	Employment Agreement between James T. Sharp and Registrant, dated April 7, 2008, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 11, 2008.

10.19*

Amendment to Employment Agreement between James T. Sharp and Registrant, , dated June 26, 2008, is incorporated herein by reference to Exhibit 10.23 to the Registrant's Form 10-K filed November 10, 2008.

10.20*	Employment Agreement between Alejandro Centurion and Registrant, dated April 6, 2009, is incorporated herein by reference to Exhibit 10.6 to the Registrant's Form 10-Q dated April 9, 2009.

10.21*

Form of Amendment to Employment Agreement between Alejandro Centurion and Registrant, dated December 1, 2010, is incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed December 13, 2010.

10.22*

Consulting Agreement between A. Daniel O'Neal Jr. and Greenbrier Leasing Company LLC, dated December 31, 2010, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed April 7, 2011.

10.23*

Consulting Agreement between C. Bruce Ward and Greenbrier Leasing Corporation, dated March 31, 2005 and as amended on January 1, 2007, is incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 8-K filed December 13, 2010.

10.24*

Form of Employee Restricted Share Agreement (5 year vesting) related to the 2005 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.24 to the Registrant's Form 10-K filed November 10, 2008.

The Greenbrier Companies 2011 Annual Report	79

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

10.25*

Form of Employee Restricted Share Agreement (time and performance vesting) related to the 2005 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.25 to the Registrant's Form 10-K filed November 10, 2008.

10.26*	Form of Change of Control Agreement for Senior Managers is incorporated herein by reference to Exhibit 10.26 to the Registrant's Form 10-K filed November 10, 2008.

10.27*

Form of Amendment to Employment Agreements between Registrant and certain of Registrant's Executive Officers, dated as of March 1, 2009, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed April 9, 2009.

10.28*

Form of Amendment to Employment Agreements between the Registrant and certain of the Registrant's Executive Officers, dated as of December 1, 2010, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed December 13, 2010.

10.29*	2009 Employee Stock Purchase Plan is incorporated herein by reference to Appendix B to the Registrant's Proxy Statement on Schedule 14A filed November 25, 2008.

10.30*	First Amendment to 2009 Employee Stock Purchase Plan, dated April 5, 2010, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed July 7, 2010.

10.31*	2005 Stock Incentive Plan is incorporated herein by reference to Appendix C to the Registrant’s Proxy Statement on Schedule 14A filed November 24, 2004.

10.32*	Amendment No. 1 to the 2005 Stock Incentive Plan, dated June 30, 2005, is incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed November 4, 2005.

10.33*	Amendment No. 2 to the 2005 Stock Incentive Plan, dated April 3, 2007, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed July 10, 2007.

10.34*	Amendment No. 3 to the 2005 Stock Incentive Plan, dated November 6, 2008, is incorporated herein by reference to Appendix C to the Registrant's Proxy Statement on Schedule 14A filed November 25, 2008.

10.35*

The Greenbrier Companies, Inc. 2010 Amended and Restated Stock Incentive Plan is incorporated herein by reference to Appendix B to the Registrant's Proxy Statement on Schedule 14A filed November 24, 2010.

10.36*

Form of Director Restricted Share Agreement related to the 2010 Amended and Restated Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed April 7, 2011.

10.37*

Form of Employee Restricted Share Agreement (time and performance vesting) related to the 2010 Amended and Restated Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed July 8, 2011.

10.38*	The Greenbrier Companies, Inc. Nonqualified Deferred Compensation Plan Basic Plan Document.

10.39*	The Greenbrier Companies Nonqualified Deferred Compensation Plan Adoption Agreement.

10.40*

Amendment No. 1 to the Greenbrier Companies Nonqualified Deferred Compensation Plan Adoption Agreement, dated May 25, 2011, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed July 8, 2011.

10.41

Stock Purchase Agreement among Gunderson Rail Services LLC and Meridian Rail Holdings Corp., dated October 15, 2006, is incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed November 2, 2006.

80	The Greenbrier Companies 2011 Annual Report

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

10.42

Asset Purchase Agreement among Gunderson Rail Services LLC, American Allied Railway Equipment Co., Inc., and American Allied Freight Car Co., Inc., dated January 24, 2008, is incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K filed April 3, 2008.

10.43

Railcar Remarketing and Management Agreement between Greenbrier Management Services, LLC and WL Ross-Greenbrier Rail I LLC, dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed May 3, 2010.**

10.44

Advisory Services Agreement between Greenbrier Leasing Company LLC and WLR-Greenbrier Rail Inc., dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed May 3, 2010.**

10.45

Contract Placement Agreement between Greenbrier Leasing Company LLC and WLR-Greenbrier Rail Inc., dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed May 3, 2010.**

10.46

Syndication Agreement between Greenbrier Leasing Company LLC and WLR-Greenbrier Rail Inc., dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 8-K filed May 3, 2010.**

10.47

Amendment to Syndication Agreement between Greenbrier Leasing Company LLC and WLR- Greenbrier Rail Inc., dated as of August 18, 2010, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed August 20, 2010.

10.48

Line of Credit Participation Letter Agreement between Greenbrier Leasing Company LLC and WLR-Greenbrier Rail Inc., dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K filed May 3, 2010.**

10.49	Guaranty of Greenbrier Leasing Company LLC, dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.6 to the Registrant's Form 8-K filed May 3, 2010.**

10.50	Guaranty of the Greenbrier Companies, Inc., dated as of August 18, 2010, is incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed August 20, 2010.

10.51

Purchase Agreement among The Greenbrier Companies, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman, Sachs & Co., dated March 30, 2011, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed April 5, 2011.

14.1	Code of Business Conduct and Ethics is incorporated herein by reference to Exhibit 14.1 to the Registrant's Form 8-K filed January 11, 2011.

21.1	List of the subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, independent auditors.

23.2	Consent of Deloitte & Touche LLP, independent auditors.

31.1	Certification pursuant to Rule 13(a) – 14(a).

31.2	Certification pursuant to Rule 13(a) – 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

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

Note: For all exhibits incorporated by reference, unless otherwise noted above, the SEC file number is 001-13146.

The Greenbrier Companies 2011 Annual Report	81

CERTIFICATIONS

The Company filed the required 303A.12(a) New York Stock Exchange Certification of its Chief Financial Officer with the New York Stock Exchange with no qualifications following the 2011 Annual Meeting of Shareholders and the Company filed as an exhibit to its Annual Report on Form 10-K for the year ended August 31, 2010, as filed with the Securities and Exchange Commission, a Certification of the Chief Executive Officer and a Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

82	The Greenbrier Companies 2011 Annual Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Dated: November 3, 2011	By:	/s/ William A. Furman
William A. Furman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Benjamin R. Whiteley Benjamin R. Whiteley, Chairman of the Board	November 3, 2011

/s/ William A. Furman William A. Furman, President and Chief Executive Officer, Director	November 3, 2011

/s/ Graeme Jack Graeme Jack, Director	November 3, 2011

/s/ Duane C. McDougall Duane McDougall, Director	November 3, 2011

/s/ Victoria McManus Victoria McManus, Director	November 3, 2011

/s/ A. Daniel O’Neal A. Daniel O'Neal, Director	November 3, 2011

/s/ Wilbur L. Ross Wilbur L. Ross, Jr., Director	November 3, 2011

/s/ Charles J. Swindells Charles J. Swindells, Director	November 3, 2011

/s/ Wendy L. Teramoto Wendy L. Teramoto, Director	November 3, 2011

/s/ C. Bruce Ward C. Bruce Ward, Director	November 3, 2011

/s/ Donald A. Washburn Donald A. Washburn, Director	November 3, 2011

/s/ Mark J. Rittenbaum Mark J. Rittenbaum, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 3, 2011

/s/ James W. Cruckshank James W. Cruckshank, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 3, 2011

The Greenbrier Companies 2011 Annual Report	83