Form 10-Q
period 2011-11-30
GREENBRIER COMPANIES INC
filed 2012-01-06
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, without par value, outstanding on December 28, 2011 was 26,668,541 shares.

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

•

production difficulties and product delivery delays as a result of, among other matters, inefficiencies associated with the start-up of production lines or increased production rates, addition of new railcar types, changing technologies or non-performance of alliance partners, subcontractors or suppliers;

•	ability to renew or replace expiring customer contracts on satisfactory terms;

•	ability to obtain and execute suitable contracts for leased railcars for syndication;

•	lower than anticipated lease renewal rates, earnings on utilization based leases or residual values for leased equipment;

•	discovery of defects in railcars resulting in increased warranty costs or litigation;

THE GREENBRIER COMPANIES, INC.

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

All references to years refer to the fiscal years ended August 31st unless otherwise noted.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Consolidated Balance Sheets

(In thousands, unaudited)

	November 30, 2011	August 31, 2011
Assets
Cash and cash equivalents	$20,855	$50,222
Restricted cash	2,151	2,113
Accounts receivable, net	149,559	188,443
Inventories	354,045	323,512
Leased railcars for syndication	68,029	30,690
Equipment on operating leases, net	323,878	321,141
Property, plant and equipment, net	159,671	161,200
Goodwill	137,066	137,066
Intangibles and other assets, net	84,187	87,268

	$1,299,441	$1,301,655

Liabilities and Equity
Revolving notes	$80,679	$90,339
Accounts payable and accrued liabilities	311,519	316,536
Deferred income taxes	87,395	83,839
Deferred revenue	5,724	5,900
Notes payable	431,184	429,140

Commitments and contingencies (Note 12)

Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 26,669 and 25,186 shares outstanding at November 30, 2011 and August 31, 2011	—	—
Additional paid-in capital	244,028	242,286
Retained earnings	141,699	127,182
Accumulated other comprehensive loss	(17,199)	(7,895)

Total equity Greenbrier	368,528	361,573
Noncontrolling interest	14,412	14,328

Total equity	382,940	375,901

	$1,299,441	$1,301,655

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts, unaudited)

	Three Months Ended November 30,
	2011	2010
Revenue
Manufacturing	$262,656	$85,440
Wheel Services, Refurbishment & Parts	117,749	95,268
Leasing & Services	17,794	18,226

	398,199	198,934
Cost of revenue
Manufacturing	236,188	79,747
Wheel Services, Refurbishment & Parts	105,891	86,411
Leasing & Services	9,663	9,120

	351,742	175,278
Margin	46,457	23,656
Selling and administrative	23,235	17,938
Gain on disposition of equipment	(3,658)	(2,510)

Earnings from operations	26,880	8,228
Other costs
Interest and foreign exchange	5,383	10,304

Earnings (loss) before income taxes and loss from unconsolidated affiliates	21,497	(2,076)
Income tax benefit (expense)	(7,797)	611

Earnings (loss) before loss from unconsolidated affiliates	13,700	(1,465)
Loss from unconsolidated affiliates	(372)	(587)

Net earnings (loss)	13,328	(2,052)
Net (earnings) loss attributable to noncontrolling interest	1,189	(252)

Net earnings (loss) attributable to Greenbrier	$14,517	$(2,304)

Basic earnings (loss) per common share:	$0.57	$(0.11)
Diluted earnings (loss) per common share:	$0.48	$(0.11)
Weighted average common shares:
Basic	25,463	21,879
Diluted	33,389	21,879

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Equity and Comprehensive Income (Loss)

(In thousands, except per share amounts, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2011	25,186	$242,286	$127,182	$(7,895)	$361,573	$14,328	$375,901
Net earnings (loss)	—	—	14,517	—	14,517	(1,189)	13,328
Translation adjustment	—	—	—	(4,696)	(4,696)	(147)	(4,843)
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	—	—	—	(1,353)	(1,353)	—	(1,353)
Unrealized loss on derivative financial instruments (net of tax effect)	—	—	—	(3,255)	(3,255)	—	(3,255)

Comprehensive income					5,213	(1,336)	3,877
Noncontrolling interest adjustments	—	—	—	—	—	1,420	1,420
Restricted stock amortization	—	1,742	—	—	1,742	—	1,742
Warrants exercised	1,483	—	—	—	—	—	—

Balance November 30, 2011	26,669	$244,028	$141,699	$(17,199)	$368,528	$14,412	$382,940

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2010	21,875	$172,426	$120,716	$(7,204)	$285,938	$11,469	$297,407
Net earnings (loss)	—	—	(2,304)	—	(2,304)	252	(2,052)
Translation adjustment	—	—	—	349	349	—	349
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	—	—	—	(9)	(9)	—	(9)
Unrealized loss on derivative financial instruments (net of tax effect)	—	—	—	(478)	(478)	—	(478)

Comprehensive loss					(2,442)	252	(2,190)
Restricted stock amortization	—	1,281	—	—	1,281	—	1,281
Stock options exercised	6	26	—	—	26	—	26
Excess tax expense of stock options exercised	—	42	—	—	42	—	42

Balance November 30, 2010	21,881	$173,775	$118,412	$(7,342)	$284,845	$11,721	$296,566

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months Ended November 30,
	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$13,328	$(2,052)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Deferred income taxes	3,665	(413)
Depreciation and amortization	9,889	9,319
Gain on sales of leased equipment	(3,658)	(633)
Accretion of debt discount	787	1,798
Stock based compensation expense	1,742	1,281
Other	2,024	64
Decrease (increase) in assets:
Accounts receivable	33,687	(5,462)
Inventories	(34,088)	(44,175)
Leased railcars for syndication	(37,339)	(39,847)
Other	856	2,965
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	260	28,508
Deferred revenue	(145)	1,201

Net cash used in operating activities	(8,992)	(47,446)

Cash flows from investing activities:
Proceeds from sales of equipment	5,741	4,054
Investment in and net advances from unconsolidated affiliates	70	(279)
Increase in restricted cash	(38)	(112)
Capital expenditures	(15,007)	(11,536)
Other	10	36

Net cash used in investing activities	(9,224)	(7,837)

Cash flows from financing activities:
Net change in revolving notes with maturities of 90 days or less	(9,150)	1,055
Proceeds from revolving notes with maturities longer than 90 days	7,557	6,194
Repayments of revolving notes with maturities longer than 90 days	(5,606)	—
Proceeds from the issuance of notes payable	2,500	—
Repayments of notes payable	(1,243)	(1,234)
Other	—	26

Net cash provided by (used in) financing activities	(5,942)	6,041

Effect of exchange rate changes	(5,209)	(375)
Decrease in cash and cash equivalents	(29,367)	(49,617)
Cash and cash equivalents
Beginning of period	50,222	98,864

End of period	$20,855	$49,247

Cash paid during the period for:
Interest	$6,476	$12,525
Income taxes paid (refunded)	$(2,613)	$82

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of November 30, 2011 and for the three months ended November 30, 2011 and 2010 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results and cash flows for the periods indicated. The results of operations for the three months ended November 30, 2011 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2012.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2011 Annual Report on Form 10-K.

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

Change in Presentation to Prior Year Financial Statements – Historically, the Company has reported Gain on disposition of equipment as a net amount in Revenue. The Company has changed its financial statement presentation to now report these amounts as a separate line item captioned “Gain on disposition of equipment”, which is a component of operating income below margin. This change in presentation resulted in a decrease in Revenue and corresponding increase in Gain on disposition of equipment of $2.5 million for the three months ended November 30, 2010. Such change in presentation did not result in any change to Net earnings (loss) attributable to Greenbrier.

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

THE GREENBRIER COMPANIES, INC.

Note 2 – Inventories

(In thousands)	November 30, 2011	August 31, 2011
Manufacturing supplies and raw materials	$269,960	$231,798
Work-in-process	66,538	78,709
Finished goods	21,941	17,455
Excess and obsolete adjustment	(4,394)	(4,450)

	$354,045	$323,512

Note 3 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	November 30, 2011	August 31, 2011
Intangible assets subject to amortization:
Customer relationships	$66,825	$66,825
Accumulated amortization	(18,893)	(17,854)
Other intangibles	4,861	5,185
Accumulated amortization	(3,454)	(3,475)

	49,339	50,681
Intangible assets not subject to amortization	912	912
Prepaid and other assets	7,839	8,692
Debt issuance costs, net	11,952	12,516
Nonqualified savings plan investments	6,499	6,326
Investment in unconsolidated affiliates	5,792	5,769
Contract placement fee	1,751	2,259
Investment in direct finance leases	103	113

Total intangible and other assets	$84,187	$87,268

Amortization expense for the three months ended November 30, 2011 and 2010 was $1.2 million for each period presented. Amortization expense for the years ending August 31, 2012, 2013, 2014, 2015 and 2016 is expected to be $4.6 million, $4.4 million, $4.3 million, $4.3 million and $4.3 million.

Note 4 – Revolving Notes

As of November 30, 2011 senior secured credit facilities, consisting of three components, aggregated $297.5 million. As of November 30, 2011 a $260.0 million revolving line of credit secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, maturing June 2016, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios. In addition, as of November 30, 2011, lines of credit totaling $17.5 million secured by certain of the Company’s European assets, with various variable rates, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from April 2012 through December 2012. In addition, the Company’s Mexican joint venture has a line of credit of up to $20.0 million secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5% and are due 180 days after the date of borrowing. The outstanding advances as of November 30, 2011 have maturities that range from December 2011 to March 2012. The Mexican joint venture will be able to draw against the facility through July 2012.

THE GREENBRIER COMPANIES, INC.

As of November 30, 2011 outstanding borrowings under these facilities consists of $7.7 million in letters of credit and $52.0 million in revolving notes outstanding under the North American credit facility, $11.6 million outstanding under the European credit facilities and $17.1 million outstanding under the Mexican joint venture credit facility.

On December 12, 2011 the North American revolving credit line was increased by $30.0 million to a total of $290.0 million under the existing provisions of the credit agreement.

Note 5 – Accounts Payable and Accrued Liabilities

(In thousands)	November 30, 2011	August 31, 2011
Trade payables and other accrued liabilities	$258,352	$267,683
Accrued payroll and related liabilities	25,575	26,757
Accrued maintenance	11,298	10,865
Accrued warranty	8,943	8,645
Other	7,351	2,586

	$311,519	$316,536

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

Warranty accrual activity:

(In thousands)	Three Months Ended November 30,
	2011	2010
Balance at beginning of period	$8,645	$6,304
Charged to cost of revenue	906	149
Payments	(408)	(173)
Currency translation effect	(200)	4

Balance at end of period	$8,943	$6,284

THE GREENBRIER COMPANIES, INC.

Note 7 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Losses on Derivative Financial Instruments	Pension Adjustment	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance, August 31, 2011	$(5,789)	$(195)	$(1,911)	$(7,895)
First quarter activity	(4,608)	—	(4,696)	(9,304)

Balance, November 30, 2011	$(10,397)	$(195)	$(6,607)	$(17,199)

Note 8 – Earnings (Loss) Per Share

The shares used in the computation of the Company’s basic and diluted earnings (loss) per common share are reconciled as follows:

(In thousands)	Three Months Ended November 30,
	2011	2010
Weighted average basic common shares outstanding (1)	25,463	21,879
Dilutive effect of employee stock options (2)	—	—
Dilutive effect of warrants (2)	1,881	—
Dilutive effect of convertible notes (3)	6,045	—

Weighted average diluted common shares outstanding	33,389	21,879

(1)	Restricted stock grants are treated as outstanding when issued and are included in weighted average basic common shares outstanding when the Company is in a net earnings position.
(2)	The dilutive effect of options is excluded from the share calculation for the three months ended November 30, 2010 due to net loss. There were no options outstanding for the three months ended November 30, 2011. The dilutive effect of warrants to purchase 3.4 million shares was excluded from the share calculation for the three months ended November 30, 2010 due to net loss.
(3)	The dilutive effect of the 2026 Convertible notes was excluded from share calculations for the three months ended November 30, 2011 and 2010 as the stock price for each date presented was less than the initial conversion price of $48.05 and therefore considered anti-dilutive.

The dilutive EPS for the three months ended November 30, 2011 was calculated using the most dilutive of two approaches. The first approach includes the dilutive effect of outstanding warrants and shares underlying the 2026 Convertible notes in the share count using the treasury stock method. The second approach supplements the first by including the “if converted” effect of the 2018 Convertible notes issued March 2011. Under the “if converted method” debt issuance and interest costs, both net of tax, associated with the convertible notes are added back to net earnings and the share count is increased by the shares underlying the convertible notes. The 2026 Convertible notes would only be included in the calculation of both approaches if the current stock price is greater than the initial conversion price of $48.05 using the treasury stock method.

THE GREENBRIER COMPANIES, INC.

	Three Months Ended November 30, 2011
Net earnings attributable to Greenbrier	$14,517
Add back:
Interest and debt issuance costs on the 2018 Convertible notes, net of tax	1,376

Earnings before interest and debt issuance costs on convertible notes	$15,893

Weighted average diluted common shares outstanding	33,389
Diluted earnings per share	$0.48	(1)

(1)	Diluted earnings per share was calculated as follows:

Earnings before interest and debt issuance costs on convertible notes
Weighted average diluted common shares outstanding

Note 9 – Stock Based Compensation

The value of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period, which is generally between one to five years. For the three months ended November 30, 2011 and 2010, $1.7 million and $1.3 million in compensation expense was recorded for restricted stock grants.

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

At November 30, 2011 exchange rates, forward exchange contracts for the purchase of Polish Zloty and the sale of Euro aggregated $80.0 million. Adjusting the foreign currency exchange contracts to the fair value of the cash flow hedges at November 30, 2011 resulted in an unrealized pre-tax loss of $8.1 million that was recorded in accumulated other comprehensive loss. The fair value of the contracts is included in Accounts payable and accrued liabilities when there is a loss, or Accounts receivable when there is a gain, on the Consolidated Balance Sheets. As the contracts mature at various dates through February 2013, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations in Interest and foreign exchange.

At November 30, 2011, an interest rate swap agreement had a notional amount of $43.9 million and matures March 2014. The fair value of this cash flow hedge at November 30, 2011 resulted in an unrealized pre-tax loss of $3.8 million. The loss is included in Accumulated other comprehensive loss and the fair value of the contract is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from accumulated other comprehensive loss and charged or credited to interest expense. At November 30, 2011 interest rates, approximately $1.2 million would be reclassified to interest expense in the next 12 months.

THE GREENBRIER COMPANIES, INC.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
(In thousands)	Balance sheet location	November 30, 2011 Fair Value	August 31, 2011 Fair Value	Balance sheet location	November 30, 2011 Fair Value	August 31, 2011 Fair Value

Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$—	$—	Accounts payable and accrued liabilities	$8,148	$2,848
Interest rate swap contracts	Other assets	—	—	Accounts payable and accrued liabilities	3,831	4,386

		$—	$—		$11,979	$7,234

Derivatives not designated as hedging instruments

Foreign forward exchange contracts	Accounts receivable	$—	$—	Accounts payable and accrued liabilities	$311	$525

The Effect of Derivative Instruments on the Statement of Operations

Derivatives in cash flow hedging relationships	Location of loss recognized in income on derivative	Loss recognized in income on derivative Three months ended November 30,
		2011	2010
Foreign forward exchange contract	Interest and foreign exchange	$(626)	$(18)

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) Three months ended November 30,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income (effective portion) Three months ended November 30,		Location of gain (loss) in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (ineffective portion and amount excluded from effectiveness testing) Three months ended November 30,
	2011	2010		2011	2010		2011	2010
Foreign forward exchange contracts	$(6,536)	$(424)	Revenue	$(1,084)	$262	Interest and foreign exchange	$—	$—
Interest rate swap contracts	(997)	770	Interest and foreign exchange	(441)	(445)	Interest and foreign exchange	—	—

	$(7,533)	$346		$(1,525)	$(183)		$—	$—

THE GREENBRIER COMPANIES, INC.

Note 11 – Segment Information

Greenbrier operates in three reportable segments: Manufacturing; Wheel Services, Refurbishment & Parts and Leasing & Services. The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s 2011 Annual Report on Form 10-K. Performance is evaluated based on margin. The Company’s integrated business model results in selling and administrative costs being intertwined among the segments. Any allocation of these costs would be subjective and not meaningful and as a result, Greenbrier’s management does not allocate these costs for either external or internal reporting purposes. Intersegment sales and transfers are valued as if the sales or transfers were to third parties. Related revenue and margin is eliminated in consolidation and therefore are not included in consolidated results in the Company’s Consolidated Financial Statements.

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

(In thousands)	Three Months Ended November 30,
	2011	2010
Revenue:
Manufacturing	$304,839	$126,628
Wheel Services, Refurbishment & Parts	122,618	101,293
Leasing & Services	20,593	18,243
Intersegment eliminations	(49,851)	(47,230)

	$398,199	$198,934

Margin:
Manufacturing	$26,468	$5,693
Wheel Services, Refurbishment & Parts	11,858	8,857
Leasing & Services	8,131	9,106

Segment margin total	46,457	23,656
Less unallocated items:
Selling and administrative	23,235	17,938
Gain on disposition of equipment	(3,658)	(2,510)
Interest and foreign exchange	5,383	10,304

Earnings (loss) before income taxes and loss from unconsolidated affiliates	$21,497	$(2,076)

Note 12 – Commitments and Contingencies

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

THE GREENBRIER COMPANIES, INC.

In accordance with customary business practices in Europe, the Company has $5.7 million in bank and third party warranty and performance guarantee facilities, all of which have been utilized as of November 30, 2011. To date no amounts have been drawn under these guarantee facilities.

At November 30, 2011, the Mexican joint venture had $17.9 million of third party debt, for which the Company has guaranteed 50% or approximately $9.0 million.

As of November 30, 2011 the Company has outstanding letters of credit aggregating $7.7 million associated with facility leases, certain railcars and workers compensation insurance.

Note 13 – Fair Value Measures

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

Level 1 -	observable inputs such as unadjusted quoted prices in active markets for identical instruments;

Level 2 -	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and

Level 3 -	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of November 30, 2011 are:

(In thousands)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$—	$—	$—	$—
Nonqualified savings plan investments	6,499	6,499	—	—
Cash equivalents	4,565	4,565	—	—

	$11,064	$11,064	$—	$—

Liabilities:
Derivative financial instruments	$12,290	$—	$12,290	$—

(1)	Level 2 assets include derivative financial instruments which are valued based on significant observable inputs. See note 10 Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2011 are:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$—	$—	$—	$—
Nonqualified savings plan investments	6,326	6,326	—	—
Cash equivalents	4,561	4,561	—	—

	$10,887	$10,887	$—	$—

Liabilities:
Derivative financial instruments	$7,759	$—	$7,759	$—

THE GREENBRIER COMPANIES, INC.

Note 14 – Guarantor/Non Guarantor

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

The following represents the supplemental consolidating condensed financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of November 30, 2011 and August 31, 2011 and for the three months ended November 30, 2011 and 2010. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

    Condensed Consolidating Balance Sheet

    November 30, 2011

    (In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$13,518	$232	$7,105	$—	$20,855
Restricted cash	—	2,151	—	—	2,151
Accounts receivable, net	74,422	112,842	(37,708)	3	149,559
Inventories	—	126,713	227,486	(154)	354,045
Leased railcars for syndication	—	69,449	—	(1,420)	68,029
Equipment on operating leases, net	—	325,858	—	(1,980)	323,878
Property, plant and equipment, net	5,220	102,586	51,865	—	159,671
Goodwill	—	137,066	—	—	137,066
Intangibles and other assets, net	597,168	93,644	2,586	(609,211)	84,187

	$690,328	$970,541	$251,334	$(612,762)	$1,299,441

Liabilities and Equity
Revolving notes	$52,000	$—	$28,679	$—	$80,679
Accounts payable and accrued liabilities	(13,188)	176,592	148,112	3	311,519
Deferred income taxes	(10,235)	103,404	(4,692)	(1,082)	87,395
Deferred revenue	427	5,097	200	—	5,724
Notes payable	292,796	133,828	4,560	—	431,184
Total equity Greenbrier	368,528	551,620	60,063	(611,683)	368,528
Noncontrolling interest	—	—	14,412	—	14,412

Total equity	368,528	551,620	74,475	(611,683)	382,940

	$690,328	$970,541	$251,334	$(612,762)	$1,299,441

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

    Condensed Consolidating Statement of Operations

    For the three months ended November 30, 2011

    (In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$195,308	$212,443	$(145,095)	$262,656
Wheels Services, Refurbishment & Parts	—	121,758	—	(4,009)	117,749
Leasing & Services	269	17,745	—	(220)	17,794

	269	334,811	212,443	(149,324)	398,199
Cost of revenue
Manufacturing	—	173,650	204,747	(142,209)	236,188
Wheel Services, Refurbishment & Parts	—	110,050	—	(4,159)	105,891
Leasing & Services	—	9,681	—	(18)	9,663

	—	293,381	204,747	(146,386)	351,742
Margin	269	41,430	7,696	(2,938)	46,457
Selling and administrative	9,899	6,959	6,377	—	23,235
Gain on disposition of equipment	—	(3,657)	—	(1)	(3,658)

Earnings (loss) from operations	(9,630)	38,128	1,319	(2,937)	26,880
Other costs
Interest and foreign exchange	4,912	728	10	(267)	5,383

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(14,542)	37,400	1,309	(2,670)	21,497
Income tax (expense) benefit	6,626	(15,018)	94	501	(7,797)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(7,916)	22,382	1,403	(2,169)	13,700

Earnings (loss) from unconsolidated affiliates	22,433	(985)	—	(21,820)	(372)
Net earnings (loss)	14,517	21,397	1,403	(23,989)	13,328
Net (earnings) loss attributable to noncontrolling interest	—	—	(231)	1,420	1,189

Net earnings (loss) attributable to Greenbrier	$14,517	$21,397	$1,172	$(22,569)	$14,517

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

    Condensed Consolidating Statement of Cash Flows

    For the three months ended November 30, 2011

    (In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$14,517	$21,397	$1,403	$(23,989)	$13,328
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	4,416	(737)	488	(502)	3,665
Depreciation and amortization	699	7,404	1,803	(17)	9,889
Gain on sales of leased equipment	—	(3,657)	—	(1)	(3,658)
Accretion of debt discount	787	—	—	—	787
Stock based compensation expense	1,742	—	—	—	1,742
Other	—	603	1	1,420	2,024
Decrease (increase) in assets
Accounts receivable	13,596	(18,628)	38,699	20	33,687
Inventories	—	14,918	(48,856)	(150)	(34,088)
Leased railcars for syndication	—	(38,759)	—	1,420	(37,339)
Other	853	1,049	(1,046)	—	856
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	(24,758)	27,610	(2,571)	(21)	260
Deferred revenue	(39)	(145)	39	—	(145)

Net cash provided by (used in) operating activities	11,813	11,055	(10,040)	(21,820)	(8,992)

Cash flows from investing activities:
Proceeds from sales of equipment	—	5,741	—	—	5,741
Investment in and net advances to unconsolidated affiliates	(22,433)	683	—	21,820	70
Intercompany advances	(2,632)	—	—	2,632	—
Increase in restricted cash	—	(38)	—	—	(38)
Capital expenditures	(311)	(12,625)	(2,071)	—	(15,007)
Other	—	10	—	—	10

Net cash provided by (used in) investing activities	(25,376)	(6,229)	(2,071)	24,452	(9,224)

Cash flows from financing activities:
Net change in revolving notes with maturities of 90 days or less	(8,000)	—	(1,150)	—	(9,150)
Proceeds from revolving notes with maturities longer than 90 days	—	—	7,557	—	7,557
Repayments of revolving notes with maturities longer than 90 days	—	—	(5,606)		(5,606)
Intercompany advances	1,713	(4,006)	4,925	(2,632)	—
Proceeds from notes payable	—	—	2,500	—	2,500
Repayments of notes payable	—	(1,041)	(202)	—	(1,243)
Other	—	—	—	—	—

Net cash provided by (used in) financing activities	(6,287)	(5,047)	8,024	(2,632)	(5,942)

Effect of exchange rate changes	—	(76)	(5,133)	—	(5,209)
Decrease in cash and cash equivalents	(19,850)	(297)	(9,220)	—	(29,367)
Cash and cash equivalents
Beginning of period	33,368	529	16,325	—	50,222

End of period	$13,518	$232	$7,105	$—	$20,855

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Balance Sheet

August 31, 2011

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$33,368	$529	$16,325	$—	$50,222
Restricted cash	—	2,113	—	—	2,113
Accounts receivable, net	86,701	90,442	11,276	24	188,443
Inventories	—	141,631	182,185	(304)	323,512
Leased railcars for syndication	—	30,690	—	—	30,690
Equipment on operating leases, net	—	323,139	—	(1,998)	321,141
Property, plant and equipment, net	6,006	101,284	53,910	—	161,200
Goodwill	—	137,066	—	—	137,066
Intangibles and other assets, net	584,892	96,444	2,628	(596,696)	87,268

	$710,967	$923,338	$266,324	$(598,974)	$1,301,655

Liabilities and Equity
Revolving notes	$60,000	$—	$30,339	$—	$90,339
Accounts payable and accrued liabilities	11,571	148,788	156,153	24	316,536
Deferred income taxes	(14,652)	104,142	(5,071)	(580)	83,839
Deferred revenue	465	5,242	193	—	5,900
Notes payable	292,010	134,868	2,262	—	429,140
Total equity Greenbrier	361,573	530,298	68,120	(598,418)	361,573
Noncontrolling interest	—	—	14,328	—	14,328

Total equity	361,573	530,298	82,448	(598,418)	375,901

	$710,967	$923,338	$266,324	$(598,974)	$1,301,655

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the three months ended November 30, 2010

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$31,876	$87,327	$(33,763)	$85,440
Wheels Services, Refurbishment & Parts	—	98,484	—	(3,216)	95,268
Leasing & Services	345	18,173	—	(292)	18,226

	345	148,533	87,327	(37,271)	198,934
Cost of revenue
Manufacturing	—	33,829	79,682	(33,764)	79,747
Wheel Services, Refurbishment & Parts	—	89,620	—	(3,209)	86,411
Leasing & Services	—	9,138	—	(18)	9,120

	—	132,587	79,682	(36,991)	175,278
Margin	345	15,946	7,645	(280)	23,656
Selling and administrative	8,022	5,325	4,591	—	17,938
Gain on disposition of equipment	—	(2,370)	—	(140)	(2,510)

Earnings (loss) from operations	(7,677)	12,991	3,054	(140)	8,228
Other costs
Interest and foreign exchange	9,187	1,054	355	(292)	10,304

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(16,864)	11,937	2,699	152	(2,076)
Income tax (expense) benefit	6,185	(5,058)	(514)	(2)	611

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(10,679)	6,879	2,185	150	(1,465)
Earnings (loss) from unconsolidated affiliates	8,375	605	—	(9,567)	(587)

Net earnings (loss)	(2,304)	7,484	2,185	(9,417)	(2,052)
Net earnings attributable to noncontrolling interest	—	—	(252)	—	(252)

Net earnings (loss) attributable to Greenbrier	$(2,304)	$7,484	$1,933	$(9,417)	$(2,304)

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the three months ended November 30, 2010

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(2,304)	$7,484	$2,185	$(9,417)	$(2,052)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(1,439)	718	305	3	(413)
Depreciation and amortization	606	7,240	1,491	(18)	9,319
Gain on sales of leased equipment	—	(493)	—	(140)	(633)
Accretion of debt discount	1,798	—	—	—	1,798
Stock based compensation expense	1,281	—	—	—	1,281
Other	42	2	20	—	64
Decrease (increase) in assets
Accounts receivable	(4,735)	(7,273)	6,548	(2)	(5,462)
Inventories	—	(20,959)	(23,222)	6	(44,175)
Leased railcars for syndication	—	(40,865)	1,018	—	(39,847)
Other	963	1,691	312	(1)	2,965
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	(5,288)	28,751	5,043	2	28,508
Deferred revenue	(38)	244	995	—	1,201

Net cash used in operating activities	(9,114)	(23,460)	(5,305)	(9,567)	(47,446)

Cash flows from investing activities:
Proceeds from sales of equipment	—	4,054	—	—	4,054
Investment in and net advances to unconsolidated affiliates	(8,375)	(1,471)	—	9,567	(279)
Intercompany advances	(771)	—	—	771	—
Increase in restricted cash	—	(112)	—	—	(112)
Capital expenditures	(650)	(5,640)	(5,246)	—	(11,536)
Other	—	36	—	—	36

Net cash provided by (used in) investing activities	(9,796)	(3,133)	(5,246)	10,338	(7,837)

Cash flows from financing activities:
Net change in revolving notes with maturities of 90 days or less	—	—	1,055	—	1,055
Proceeds from revolving notes with maturities longer than 90 days	—	—	6,194	—	6,194
Repayments of revolving notes with maturities longer than 90 days
Intercompany advances	(27,845)	26,555	2,061	(771)	—
Repayments of notes payable	—	(1,032)	(202)	—	(1,234)
Other	26	—	—	—	26

Net cash provided by (used in) financing activities	(27,819)	25,523	9,108	(771)	6,041

Effect of exchange rate changes	—	403	(778)	—	(375)
Decrease in cash and cash equivalents	(46,729)	(667)	(2,221)	—	(49,617)
Cash and cash equivalents
Beginning of period	91,472	859	6,533	—	98,864

End of period	$44,743	$192	$4,312	$—	$49,247

THE GREENBRIER COMPANIES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The rail and marine industries are cyclical in nature. We are continuing to see a recovery in the freight car markets in which we operate. Demand for our marine barge products remains soft. Multi-year supply agreements are a part of rail industry practice. Customer orders may be subject to cancellations or modifications and contain terms and conditions customary in the industry. In most cases, little variation has been experienced between the quantity ordered and the quantity actually delivered.

Our total manufacturing backlog of railcars as of November 30, 2011 was approximately 13,300 units with an estimated value of $1.08 billion compared to 8,100 units with an estimated value of $580 million as of November 30, 2010. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog. Our railcar and marine backlogs are not necessarily indicative of future results of operations. Subsequent to quarter end we received new railcar orders for 2,400 units valued at approximately $240 million.

Marine backlog as of November 30, 2011 was approximately $5 million compared to approximately $10 million as of November 30, 2010.

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

On November 14, 2011, affiliates of WL Ross & Co. LLC (WL Ross) sold 1,482,341 shares of our common stock. The shares sold were acquired by the cashless net exercise of warrants for purchase of our common stock. WL Ross and its investment funds continue to own warrants to purchase 1,154,672 shares of our common stock. The warrants were issued in 2009 in connection with a term loan to Greenbrier that was repaid in June 2011.

THE GREENBRIER COMPANIES, INC.

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

Warranty accruals - Warranty costs to cover a defined warranty period are estimated and charged to cost of revenue. The estimated warranty cost is based on historical warranty claims for each particular product type. For new product types without a warranty history, preliminary estimates are based on historical information for similar product types.

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

THE GREENBRIER COMPANIES, INC.

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

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The provisions of Accounting Standards Codification (ASC) 350, Intangibles - Goodwill and Other, require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit with its carrying value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. The second step of the goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In the second step we would compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The goodwill balance as of November 30, 2011 of $137.1 million relates to the Wheel Services, Refurbishment & Parts segment.

Results of Operations

Three Months Ended November 30, 2011 Compared to Three Months Ended November 30, 2010

Overview

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

Total revenue for the three months ended November 30, 2011 was $398.2 million, an increase of $199.3 million from revenues of $198.9 million in the prior comparable period. Net income attributable to Greenbrier for the three months ended November 30, 2011 was $14.5 million or $0.48 per diluted common share compared to net loss attributable to Greenbrier of $2.3 million or $0.11 per diluted common share for the three months ended November 30, 2010.

THE GREENBRIER COMPANIES, INC.

(In thousands)	Three Months Ended November 30,
	2011	2010
Revenue:
Manufacturing	$262,656	$85,440
Wheel Services, Refurbishment & Parts	117,749	95,268
Leasing & Services	17,794	18,226

	$398,199	$198,934

Margin:
Manufacturing	$26,468	$5,693
Wheel Services, Refurbishment & Parts	11,858	8,857
Leasing & Services	8,131	9,106

	46,457	23,656
Less unallocated items:
Selling and administrative	23,235	17,938
Gain on disposition of equipment	(3,658)	(2,510)
Interest and foreign exchange	5,383	10,304

Earnings (loss) before income taxes and loss from unconsolidated affiliates	$21,497	$(2,076)

Manufacturing Segment

Manufacturing revenue includes new railcar and marine production. New railcar delivery and backlog information discussed below includes all manufacturing facilities.

Manufacturing revenue for the three months ended November 30, 2011 was $262.7 million compared to $85.4 million for the three months ended November 30, 2010, an increase of $177.3 million. Railcar deliveries, which are the primary source of manufacturing revenue, were approximately 3,300 units in the current period compared to approximately 1,050 units in the prior comparable period. The increase in revenue was primarily due to higher railcar deliveries as a result of increased demand. We operated at increased production rates on existing production lines and increased capacity with additional lines as compared to the prior year.

Manufacturing margin as a percentage of revenue for the three months ended November 30, 2011 was 10.1% compared to a margin of 6.7% for the three months ended November 30, 2010. The increase in margin as a percentage of revenue was attributed to a more favorable product mix and efficiencies gained by operating at higher production rates in the current year and inefficiencies in the prior year associated with the ramping up of production at some of our facilities that were idle in previous years.

Wheel Services, Refurbishment & Parts Segment

Wheel Services, Refurbishment & Parts revenue was $117.7 million for the three months ended November 30, 2011 compared to $95.3 million in the comparable period of the prior year. The increase of $22.4 million was primarily attributed to higher sales volumes, higher scrap volumes and an increase in scrap metal pricing.

Wheel Services, Refurbishment & Parts margin as a percentage of revenue was 10.1% for the three months ended November 30, 2011 compared to 9.3% for the three months ended November 30, 2010. The increase in margin as a percentage of revenue was primarily the result of efficiencies of operating at higher volumes at wheel services and an increase in scrap metal pricing, partially offset by operating inefficiencies in repair and refurbishment as we train new employees.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

Leasing & Services revenue was $17.8 million for the three months ended November 30, 2011 compared to $18.2 million for the three months ended November 30, 2010. The decrease of $0.4 million was primarily a result of the discontinuation of a certain management services contract in the second quarter of 2011. This was partially offset by higher lease revenues resulting from an increase in lease fleet utilization and higher rents earned.

Leasing & Services margin as a percentage of revenue was 45.7% and 50.0% for the three-month periods ended November 30, 2011 and 2010, respectively. The decrease in margin as a percentage of revenue was primarily a result of the discontinuation of a certain management services contract in the second quarter of 2011 which was partially offset by higher rents earned on leased railcars for syndication.

The percentage of owned units on lease as of November 30, 2011 was 97.1% compared to 96.7% at November 30, 2010.

Selling and Administrative

Selling and administrative expense was $23.2 million for the three months ended November 30, 2011 compared to $17.9 million for the comparable prior period, an increase of $5.3 million. The increase was primarily related to higher employee related costs which included an increase in incentive compensation, restoration of salary reductions taken during the down turn, merit increases and other employee related costs. In addition, the increase resulted from the revenue based fees paid to our joint venture partners in Mexico due to higher activity levels. These increases were partially offset by lower research and development costs.

Gain on Disposition of Equipment

Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity. Gain on disposition of equipment was $3.7 million for the three months ended November 30, 2011 compared to $2.5 million for the comparable prior period. All of the current year’s gain was realized on the disposition of leased assets. The prior year included a $0.6 million gain that was realized on the disposition of leased assets and a gain of $1.9 million of insurance proceeds related to the January 2009 fire at one of our Wheel Services, Refurbishment & Parts facilities.

Other Costs

Interest and foreign exchange expense was $5.4 million for the three months ended November 30, 2011, compared to $10.3 million in the prior comparable period.

(In thousands)	Three Months Ended November 30,		Increase (decrease)
	2011	2010
Interest and foreign exchange:
Interest and other expense	$5,539	$8,599	$(3,060)
Accretion of term loan debt discount	—	1,069	(1,069)
Accretion of discount on convertible debt due 2026	786	729	57
Foreign exchange gain	(942)	(93)	(849)

	$5,383	$10,304	$(4,921)

Interest and other expenses decreased due to lower interest rates. During the third quarter of 2011, we repaid $235.0 million of senior unsecured loans at 8 3/8% and replaced it with $230.0 million of convertible debt at 3.5%. The decrease in the accretion of term loan debt discount was due to the June 2011 early repayment of $71.8 million of term debt.

THE GREENBRIER COMPANIES, INC.

Income Tax

The tax rate for the three months ended November 30, 2011 was 36.3% as compared to 29.4% in the prior comparable period. The provision for income taxes is based on projected consolidated results of operations and geographical mix of earnings for the entire year which resulted in an estimated 36.3% annual effective tax rate on pre-tax results for 2012. The effective tax rate fluctuates from period to period due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating results for certain operations with no related tax effect.

Loss from Unconsolidated Affiliates

Losses from unconsolidated affiliates were $0.4 million for the three months ended November 30, 2011 and $0.6 million for the three months ended November 30, 2010. Losses for the three months ended November 30, 2011 and 2010 include our share of the results from operations from our castings joint venture and from WLR – Greenbrier Rail Inc.

Noncontrolling Interest

Noncontrolling interest includes a loss of $1.2 million for the three months ended November 30, 2011 and earnings of $0.3 million for the three months ended November 30, 2010 and primarily represents our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales.

Liquidity and Capital Resources

We have been financed through cash generated from operations, borrowings and issuance of stock. At November 30, 2011, cash and cash equivalents was $20.9 million, a decrease of $29.3 million from $50.2 million at August 31, 2011.

Cash used in operations was $9.0 million for the three months ended November 30, 2011 compared to $47.4 million for the three months ended November 30, 2010. The decrease was primarily due to a change in the timing of working capital needs.

Cash used in investing activities, primarily for capital expenditures, was $9.2 million for the three months ended November 30, 2011 compared to $7.8 million in the prior comparable period.

Capital expenditures totaled $15.0 million and $11.5 million for the three months ended November 30, 2011 and 2010. Of these capital expenditures, approximately $9.2 million and $1.4 million were attributable to Leasing & Services operations. Leasing & Services capital expenditures for 2012, net of proceeds from sales of equipment, are expected to be approximately $40.0 million. We regularly sell assets from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures. Proceeds from sales of equipment were $5.7 million and $4.1 million for the three months ended November 30, 2011 and 2010.

Approximately $3.1 million and $5.8 million of capital expenditures for the three months ended November 30, 2011 and 2010 were attributable to Manufacturing operations. Capital expenditures for Manufacturing operations are expected to be approximately $25.0 million in 2012 and primarily relate to enhancements to existing manufacturing facilities and a production line at our Sahagun, Mexico facility and potential future expansion.

Wheel Services, Refurbishment & Parts capital expenditures for the three months ended November 30, 2011 and 2010 were $2.7 million and $4.3 million and are expected to be approximately $17.0 million in 2012 for maintenance and improvement of existing facilities and some growth.

THE GREENBRIER COMPANIES, INC.

Cash used in financing activities was $5.9 million for the three months ended November 30, 2011 compared to cash provided by financing activities of $6.0 million for the three months ended November 30, 2010. During the three months ended November 30, 2011, we received $2.5 million in proceeds from the issuance of notes payable. This was offset by $7.2 million in net repayments from revolving notes borrowings and $1.2 million in repayments of notes payable. During the three months ended November 30, 2010 we received $7.2 million in net proceeds from revolving notes borrowings and repaid $1.2 million in term debt. This was partially offset by $1.7 million received in net proceeds from a new term loan borrowing.

As of November 30, 2011 senior secured credit facilities, consisting of three components, aggregated $297.5 million. As of November 30, 2011 a $260.0 million revolving line of credit secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, maturing June 2016, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios. In addition, as of November 30, 2011, lines of credit totaling $17.5 million secured by certain of our European assets, with various variable rates, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from April 2012 through December 2012. In addition, our Mexican joint venture has a line of credit of up to $20.0 million secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5% and are due 180 days after the date of borrowing. The outstanding advances as of November 30, 2011 have maturities that range from December 2011 to March 2012. The Mexican joint venture will be able to draw against the facility through July 2012.

As of November 30, 2011 outstanding borrowings under these facilities consist of $7.7 million in letters of credit and $52.0 million in revolving notes outstanding under the North American credit facility, $11.6 million outstanding under the European credit facilities and $17.1 million outstanding under the Mexican joint venture credit facility.

On December 12, 2011 the North American revolving credit line was increased by $30 million to a total of $290 million under the existing provisions of the credit agreement.

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit the ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into sale leaseback transactions; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage.

Available borrowings under our credit facilities are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which, as of November 30, 2011 would allow for maximum additional borrowing of $490.8 million. We had an aggregate of $209.1 million available to draw down under the committed credit facilities as of November 30, 2011. This amount consists of $200.3 million available on the North American credit facility, $5.9 million on the European credit facilities and $2.9 million on the Mexican joint venture credit facility as of November 30, 2011.

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

In addition to the third party financing, Greenbrier has provided financing for a portion of the working capital needs of our Mexican joint venture through a secured, interest bearing loan. The balance of the loan was $22.8 million as of November 30, 2011. As of November 30, 2011, the Mexican joint venture had $17.9 million of third party debt, of which we have guaranteed 50% or approximately $9.0 million.

In accordance with customary business practices in Europe, the Company has $5.7 million in bank and third party warranty and performance guarantee facilities, all of which have been utilized as of November 30, 2011. To date no amounts have been drawn under these guarantee facilities.

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

Foreign Currency Exchange Risk

We have operations in Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At November 30, 2011, $80.0 million of forecast sales in Europe were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At November 30, 2011, net assets of foreign subsidiaries aggregated $19.0 million and a 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in equity of $1.9 million, or 0.5% of Total equity Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $43.9 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At November 30, 2011, 66% of our outstanding debt has fixed rates and 34% has variable rates. At November 30, 2011, a uniform 10% increase in interest rates would result in approximately $0.5 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

During the quarter ended November 30, 2011, we continued the implementation of the new ERP system at one of our Mexican manufacturing facilities. The key controls surrounding the ERP system have been identified and are subject to our Sarbanes-Oxley testing.

There were no additional changes, other than those noted above, in the Company’s internal controls over financial reporting during the quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE GREENBRIER COMPANIES, INC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 12 to Consolidated Financial Statements, Part I of this quarterly report.

Item 1A.	Risk Factors

This 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended August 31, 2011. There have been no material changes in our risk factors described in our Annual Report on Form 10-K for the year ended August 31, 2011.

Item 6.	Exhibits

(a)	List of Exhibits:

10.1	Lender Joinder Agreement by and among The Private Bank and Trust Company, the Company and Bank Of America, N.A., dated as of November 2, 2011, to the Second Amended and Restated Credit Agreement dated as of June 30, 2011 by and among the Company, the lenders party thereto and Bank of America, N.A.

10.2	Lender Joinder Agreement by and among Wells Fargo Bank, National Association, the Company and Bank Of America, N.A., dated as of December 12, 2011, to the Second Amended and Restated Credit Agreement dated as of June 30, 2011 by and among the Company, the lenders party thereto and Bank of America, N.A.

31.1	Certification pursuant to Rule 13a – 14 (a)

31.2	Certification pursuant to Rule 13a – 14 (a)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Equity and Comprehensive Income (Loss) (iv) the Consolidated Statements of Cash Flows; (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: January 6, 2012	By:	/s/ Mark J. Rittenbaum
Mark J. Rittenbaum Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 6, 2012	By:	/s/ James W. Cruckshank
James W. Cruckshank Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)