Form 10-Q
period 2012-02-29
GREENBRIER COMPANIES INC
filed 2012-04-09
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 29, 2012

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

The number of shares of the registrant’s common stock, without par value, outstanding on March 28, 2012 was 26,691,721 shares.

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

THE GREENBRIER COMPANIES, INC.

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

All references to years refer to the fiscal years ended August 31st unless otherwise noted.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Consolidated Balance Sheets

(In thousands, unaudited)

	February 29, 2012	August 31, 2011
Assets
Cash and cash equivalents	$40,666	$50,222
Restricted cash	2,249	2,113
Accounts receivable, net	177,544	188,443
Inventories	365,811	323,512
Leased railcars for syndication	79,681	30,690
Equipment on operating leases, net	322,811	321,141
Property, plant and equipment, net	165,700	161,200
Goodwill	137,066	137,066
Intangibles and other assets, net	85,155	87,268

	$1,376,683	$1,301,655

Liabilities and Equity
Revolving notes	$101,446	$90,339
Accounts payable and accrued liabilities	340,328	316,536
Deferred income taxes	89,623	83,839
Deferred revenue	1,230	5,900
Notes payable	428,454	429,140
Commitments and contingencies (Note 12)
Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 26,692 and 25,186 shares outstanding at February 29, 2012 and August 31, 2011	—	—
Additional paid-in capital	245,776	242,286
Retained earnings	159,368	127,182
Accumulated other comprehensive loss	(5,356)	(7,895)

Total equity Greenbrier	399,788	361,573
Noncontrolling interest	15,814	14,328

Total equity	415,602	375,901

	$1,376,683	$1,301,655

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Revenue
Manufacturing	$320,206	$156,621	$582,863	$242,062
Wheel Services, Refurbishment & Parts	119,894	112,015	237,643	207,282
Leasing & Services	18,086	15,703	35,879	33,930

	458,186	284,339	856,385	483,274
Cost of revenue
Manufacturing	290,851	147,552	527,040	227,300
Wheel Services, Refurbishment & Parts	106,554	101,413	212,445	187,824
Leasing & Services	9,295	8,725	18,958	17,845

	406,700	257,690	758,443	432,969
Margin	51,486	26,649	97,942	50,305
Selling and administrative	24,979	17,693	48,214	35,632
Gain on disposition of equipment	(2,654)	(1,962)	(6,312)	(4,471)

Earnings from operations	29,161	10,918	56,040	19,144
Other costs
Interest and foreign exchange	6,630	10,536	12,014	20,839

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	22,531	382	44,026	(1,695)
Income tax benefit (expense)	(5,348)	(100)	(13,144)	512

Earnings (loss) before earnings (loss) from unconsolidated affiliates	17,183	282	30,882	(1,183)
Earnings (loss) from unconsolidated affiliates	72	(575)	(300)	(1,162)

Net earnings (loss)	17,255	(293)	30,582	(2,345)
Net (earnings) loss attributable to noncontrolling interest	415	(257)	1,604	(509)

Net earnings (loss) attributable to Greenbrier	$17,670	$(550)	$32,186	$(2,854)

Basic earnings (loss) per common share	$0.66	$(0.02)	$1.23	$(0.13)
Diluted earnings (loss) per common share	$0.57	$(0.02)	$1.04	$(0.13)
Weighted average common shares:
Basic	26,683	23,310	26,073	22,030
Diluted	33,668	23,310	33,528	22,030

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Equity and Comprehensive Income (Loss)

(In thousands, except per share amounts, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2011	25,186	$242,286	$127,182	$(7,895)	$361,573	$14,328	$375,901
Net earnings (loss)	—	—	32,186	—	32,186	(1,604)	30,582
Translation adjustment	—	—	—	(1,472)	(1,472)	(61)	(1,533)
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	—	—	—	860	860	—	860
Unrealized gain on derivative financial instruments (net of tax effect)	—	—	—	3,151	3,151	—	3,151

Comprehensive income					34,725	(1,665)	33,060
Noncontrolling interest adjustments	—	—	—	—	—	3,151	3,151
Restricted stock awards (net of cancellations)	23	600	—	—	600	—	600
Unamortized restricted stock	—	(600)	—	—	(600)	—	(600)
Restricted stock amortization	—	3,490	—	—	3,490	—	3,490
Warrants exercised	1,483	—	—	—	—	—	—

Balance February 29, 2012	26,692	$245,776	$159,368	$(5,356)	$399,788	$15,814	$415,602

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2010	21,875	$172,426	$120,716	$(7,204)	$285,938	$11,469	$297,407
Net earnings (loss)	—	—	(2,854)	—	(2,854)	509	(2,345)
Translation adjustment	—	—	—	2,277	2,277	—	2,277
Reclassification of derivative financial instruments recognized in net loss (net of tax effect)	—	—	—	(106)	(106)	—	(106)
Unrealized gain on derivative financial instruments (net of tax effect)	—	—	—	571	571	—	571

Comprehensive income					(112)	509	397
Net proceeds from equity offering	3,000	62,775	—	—	62,775	—	62,775
Restricted stock awards (net of cancellations)	29	600	—	—	600	—	600
Unamortized restricted stock	—	(600)	—	—	(600)	—	(600)
Restricted stock amortization	—	2,554	—	—	2,554	—	2,554
Stock options exercised	5	26	—	—	26	—	26

Balance February 28, 2011	24,909	$237,781	$117,862	$(4,462)	$351,181	$11,978	$363,159

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months Ended
	February 29, 2012	February 28, 2011
Cash flows from operating activities
Net income (loss)	$30,582	$(2,345)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	5,828	4,669
Depreciation and amortization	20,322	18,626
Gain on sales of leased equipment	(6,312)	(2,594)
Accretion of debt discount	1,599	3,620
Stock based compensation expense	3,490	2,554
Other	3,759	55
Decrease (increase) in assets:
Accounts receivable	8,898	(24,360)
Inventories	(43,751)	(44,563)
Leased railcars for syndication	(52,925)	(49,329)
Other	(603)	4,393
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	25,854	43,006
Deferred revenue	(4,657)	(5,477)

Net cash used in operating activities	(7,916)	(51,745)

Cash flows from investing activities
Proceeds from sales of equipment	20,058	13,752
Investment in and net advances to unconsolidated affiliates	70	(279)
Decrease (increase) in restricted cash	(136)	598
Capital expenditures	(35,713)	(30,132)
Other	22	43

Net cash used in investing activities	(15,699)	(16,018)

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	(18,716)	(2,888)
Proceeds from revolving notes with maturities longer than 90 days	46,646	10,000
Repayments of revolving notes with maturities longer than 90 days	(15,818)	—
Net proceeds from issuance of notes payable	2,500	—
Repayments of notes payable	(4,784)	(2,323)
Gross proceeds from equity offering	—	63,180
Expenses from equity offering	—	(405)
Other	—	26

Net cash provided by financing activities	9,828	67,590

Effect of exchange rate changes	4,231	398
Increase (decrease) in cash and cash equivalents	(9,556)	225
Cash and cash equivalents
Beginning of period	50,222	98,864

End of period	$40,666	$99,089

Cash paid (received) during the period for
Interest	$8,170	$14,073
Income taxes	$(2,483)	$513

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of February 29, 2012, for the three and six months ended February 29, 2012 and for the three and six months ended February 28, 2011 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results and cash flows for the periods indicated. The results of operations for the three and six months ended February 29, 2012 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2012.

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

Change in Presentation to Prior Year Financial Statements – Historically, the Company has reported Gain on disposition of equipment as a net amount in Revenue. The Company has changed its financial statement presentation to now report these amounts as a separate line item captioned “Gain on disposition of equipment”, which is a component of operating income below margin. This change in presentation resulted in a decrease in Revenue and corresponding increase in Gain on disposition of equipment of $2.0 million for the three months ended February 28, 2011 and $4.5 million for the six months ended February 28, 2011. Such change in presentation did not result in any change to Net earnings (loss) attributable to Greenbrier.

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

THE GREENBRIER COMPANIES, INC.

Note 2 – Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead. The following table summarizes the Company’s inventory balance:

(In thousands)	February 29, 2012	August 31, 2011
Manufacturing supplies and raw materials	$284,824	$231,798
Work-in-process	63,726	78,709
Finished goods	21,657	17,455
Excess and obsolete adjustment	(4,396)	(4,450)

	$365,811	$323,512

Note 3 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	February 29, 2012	August 31, 2011
Intangible assets subject to amortization:
Customer relationships	$66,825	$66,825
Accumulated amortization	(19,932)	(17,854)
Other intangibles	5,053	5,185
Accumulated amortization	(3,644)	(3,475)

	48,302	50,681
Intangible assets not subject to amortization	912	912
Prepaid and other assets	9,642	8,692
Debt issuance costs, net	11,408	12,516
Nonqualified savings plan investments	6,985	6,326
Investment in unconsolidated affiliates	6,641	5,769
Contract placement fee	1,162	2,259
Investment in direct finance leases	103	113

Total intangible and other assets	$85,155	$87,268

Amortization expense for the three and six months ended February 29, 2012 was $1.1 million and $2.3 million and for the three and six months ended February 28, 2011 was $1.2 million and $2.4 million. Amortization expense for the years ending August 31, 2012, 2013, 2014, 2015 and 2016 is expected to be $4.6 million, $4.4 million, $4.3 million, $4.3 million and $4.3 million.

THE GREENBRIER COMPANIES, INC.

Note 4 – Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated $359.5 million as of February 29, 2012.

As of February 29, 2012 a $290.0 million revolving line of credit secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, maturing June 2016, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of February 29, 2012, lines of credit totaling $19.5 million secured by certain of the Company’s European assets, with various variable rates, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from June 2012 through March 2013.

As of February 29, 2012, the Company’s Mexican joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $20.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5% and are due 180 days after the date of borrowing. The outstanding advances as of February 29, 2012 have maturities that range from March 2012 to August 2012. The Mexican joint venture will be able to draw against this facility through July 2012. The second line of credit provides up to $30.0 million and is guaranteed by each of the joint venture partners, including the Company. Advances under this facility bear interest at LIBOR plus 2.0% and are due 180 days after the date of borrowing. The outstanding advances as of February 29, 2012 mature in July 2012. The Mexican joint venture will be able to draw against this facility through February 2015.

As of February 29, 2012 outstanding borrowings under the senior secured credit facilities consisted of $5.2 million in letters of credit and $45.0 million in revolving notes outstanding under the North American credit facility, $10.4 million outstanding under the European credit facilities and $46.0 million outstanding under the Mexican joint venture credit facilities.

Note 5 – Accounts Payable and Accrued Liabilities

(In thousands)	February 29, 2012	August 31, 2011
Trade payables and other accrued liabilities	$278,913	$267,683
Accrued payroll and related liabilities	31,205	26,757
Accrued maintenance	10,934	10,865
Accrued warranty	9,297	8,645
Other	9,979	2,586

	$340,328	$316,536

THE GREENBRIER COMPANIES, INC.

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

Warranty accrual activity:

	Three Months Ended		Six Months Ended
(In thousands)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Balance at beginning of period	$8,943	$6,284	$8,644	$6,304
Charged to cost of revenue	488	501	1,395	650
Payments	(260)	(426)	(668)	(600)
Currency translation effect	126	22	(74)	27

Balance at end of period	$9,297	$6,381	$9,297	$6,381

Note 7 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Income (Loss) on Derivative Financial Instruments	Pension Adjustment	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, August 31, 2011	$(5,789)	$(195)	$(1,911)	$(7,895)
First quarter activity	(4,608)	—	(4,696)	(9,304)
Second quarter activity	8,620	—	3,223	11,843

Balance, February 29, 2012	$(1,777)	$(195)	$(3,384)	$(5,356)

THE GREENBRIER COMPANIES, INC.

Note 8 – Earnings (Loss) Per Share

The shares used in the computation of the Company’s basic and diluted earnings (loss) per common share are reconciled as follows:

	Three Months Ended		Six Months Ended
(In thousands)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Weighted average basic common shares outstanding (1)	26,683	23,310	26,073	22,030
Dilutive effect of employee stock options (2)	—	—	—	—
Dilutive effect of warrants (3)	940	—	1,410	—
Dilutive effect of convertible notes (4)	6,045	—	6,045	—

Weighted average diluted common shares outstanding	33,668	23,310	33,528	22,030

(1)	Restricted stock grants are treated as outstanding when issued and are included in weighted average basic common shares outstanding when the Company is in a net earnings position. Shares outstanding exclude 1.1 million shares of unvested restricted stock for the three and six months ended February 28, 2011 due to a net loss.
(2)	There were no options outstanding for the three and six months ended February 29, 2012. The dilutive effect of options was excluded from the share calculation for the three and six months ended February 28, 2011 due to a net loss.
(3)	The dilutive effect of warrants to purchase 3.4 million shares was excluded from the share calculation for the three and six months ended February, 2011 due to a net loss.
(4)	The dilutive effect of the 2018 Convertible notes are included as they were considered dilutive under the “if converted” method as further discussed below. The dilutive effect of the 2026 Convertible notes was excluded from the share calculations as the stock price for each period presented was less than the initial conversion price of $48.05 and therefore considered anti-dilutive.

Dilutive EPS for the three and six months ended February 29, 2012 was calculated using the more dilutive of two approaches. The first approach includes the dilutive effect of outstanding warrants and shares underlying the 2026 Convertible notes in the share count using the treasury stock method (see footnote 2 above). The second approach supplements the first by including the “if converted” effect of the 2018 Convertible notes issued in March 2011. Under the “if converted method” debt issuance and interest costs, both net of tax, associated with the convertible notes are added back to net earnings and the share count is increased by the 6,045 shares underlying the convertible notes. The 2026 Convertible notes would only be included in the calculation of both approaches if the current stock price is greater than the initial conversion price of $48.05 using the treasury stock method.

	Three Months Ended February 29, 2012		Six Months Ended February 29, 2012
Net earnings attributable to Greenbrier	$17,670		$32,186
Add back:
Interest and debt issuance costs on the 2018 Convertible notes, net of tax	1,376		2,766

Earnings before interest and debt issuance costs on convertible notes	$19,046		$34,952

Weighted average diluted common shares outstanding	33,668		33,528
Diluted earnings per share	$0.57	(1)	$1.04	(1)

(1)	Diluted earnings per share was calculated as follows:

          Earnings before interest and debt issuance costs on convertible notes

                    Weighted average diluted common shares outstanding

THE GREENBRIER COMPANIES, INC.

Note 9 – Stock Based Compensation

The value of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period, which is generally between one to five years. For the three and six months ended February 29, 2012, $1.7 million and $3.5 million in compensation expense was recorded for restricted stock grants. For the three and six months ended February 28, 2011, $1.3 million and $2.6 million in compensation expense was recorded for restricted stock grants.

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

At February 29, 2012 exchange rates, forward exchange contracts for the purchase of Polish Zloty and the sale of Euro aggregated $87.8 million. Adjusting the foreign currency exchange contracts to the fair value of the cash flow hedges at February 29, 2012 resulted in an unrealized pre-tax loss of $0.7 million that was recorded in accumulated other comprehensive loss. The fair value of the contracts is included in Accounts payable and accrued liabilities when there is a loss, or Accounts receivable when there is a gain, on the Consolidated Balance Sheets. As the contracts mature at various dates through February 2013, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations in Interest and foreign exchange.

At February 29, 2012, an interest rate swap agreement had a notional amount of $43.6 million and matures March 2014. The fair value of this cash flow hedge at February 29, 2012 resulted in an unrealized pre-tax loss of $3.5 million. The loss is included in Accumulated other comprehensive loss and the fair value of the contract is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from accumulated other comprehensive loss and charged or credited to interest expense. At February 29, 2012 interest rates, approximately $1.1 million would be reclassified to interest expense in the next 12 months.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		February 29, 2012	August 31, 2011		February 29, 2012	August 31, 2011
(In thousands)	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$1,984	$—	Accounts payable and accrued liabilities	$1,208	$2,848
Interest rate swap contracts	Other assets	—	—	Accounts payable and accrued liabilities	3,528	4,386

		$1,984	$—		$4,736	$7,234

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$—	$—	Accounts payable and accrued liabilities	$214	$525

THE GREENBRIER COMPANIES, INC.

The Effect of Derivative Instruments on the Statement of Operations

						Gain (loss) recognized in income on derivative Six months ended
Derivatives in cash flow hedging relationships			Location of loss recognized in income on derivative			February 29, 2012	February 28, 2011
Foreign forward exchange contract			Interest and foreign exchange			$163	$(49)

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) Six months ended		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income (effective portion) Six months ended		Location of gain (loss) in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (ineffective portion and amount excluded from effectiveness testing) Six months ended
	2/29/12	2/28/11		2/29/12	2/28/11		2/29/12	2/28/11
Foreign forward exchange contracts	$113	$196	Revenue	$(3,547)	$435	Interest and foreign exchange	$—	$—
Interest rate swap contracts	(1,711)	2,010	Interest and foreign exchange	(852)	(889)	Interest and foreign exchange	—	—

	$(1,598)	$2,206		$(4,399)	$(454)		$—	$—

Note 11 – Segment Information

Greenbrier operates in three reportable segments: Manufacturing; Wheel Services, Refurbishment & Parts; and Leasing & Services. The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s 2011 Annual Report on Form 10-K. Segment performance is evaluated based on margin. The Company’s integrated business model results in selling and administrative costs being intertwined among the segments. Any allocation of these costs would be subjective and not meaningful and as a result, Greenbrier’s management does not allocate these costs for either external or internal reporting purposes. Intersegment sales and transfers are valued as if the sales or transfers were to third parties. Related revenue and margin is eliminated in consolidation and therefore are not included in consolidated results in the Company’s Consolidated Financial Statements.

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

THE GREENBRIER COMPANIES, INC.

	Three Months Ended		Six Months Ended
(In thousands)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Revenue:
Manufacturing	$328,675	$168,942	$633,514	$295,570
Wheel Services, Refurbishment & Parts	123,699	121,652	246,318	222,944
Leasing & Services	25,753	15,938	46,337	34,183
Intersegment eliminations	(19,941)	(22,193)	(69,784)	(69,423)

	$458,186	$284,339	$856,385	$483,274

Margin:
Manufacturing	$29,355	$9,069	$55,823	$14,762
Wheel Services, Refurbishment & Parts	13,340	10,602	25,198	19,458
Leasing & Services	8,791	6,978	16,921	16,085

Segment margin total	51,486	26,649	97,942	50,305
Less unallocated expenses:
Selling and administrative	24,979	17,693	48,214	35,632
Gain on disposition of equipment	(2,654)	(1,962)	(6,312)	(4,471)
Interest and foreign exchange	6,630	10,536	12,014	20,839

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	$22,531	$382	$44,026	$(1,695)

Note 12 – Commitments and Contingencies

Environmental studies have been conducted on certain of the Company’s owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The U.S. Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting Greenbrier’s facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). Greenbrier and more than 140 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company, have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. A draft of the RI study was submitted on October 27, 2009. The draft Feasibility Study was submitted on March 30, 2012. Eighty-three parties, including the State of Oregon and the federal government, have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately 110 additional parties have signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc.et al, US District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has now been stayed by the court, pending completion of the RI/FS. In addition, the Company has entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. The Company is also conducting groundwater remediation relating to a historical spill on the property which antedates its ownership.

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

Greenbrier’s customer, SEB Finans AB (SEB), has raised performance concerns related to a component that the Company installed on 372 railcar units with an aggregate sales value of approximately $20.0 million produced under a contract with SEB. On December 9, 2005, SEB filed a Statement of Claim in an arbitration proceeding in Stockholm, Sweden, against Greenbrier alleging that the railcars were defective and could not be used for their intended purpose. A settlement agreement was entered into effective February 28, 2007 pursuant to which the railcar units previously delivered were to be repaired and the remaining units completed and delivered to SEB. SEB has made multiple additional warranty claims, including claims with respect to railcars that have been repaired pursuant to the original settlement agreement. Greenbrier and SEB are continuing to negotiate the scope of needed repairs. Current estimates of potential costs of such repairs do not exceed amounts accrued.

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

In accordance with customary business practices in Europe, the Company has $3.5 million in bank and third party warranty and performance guarantee facilities, all of which have been utilized as of February 29, 2012. To date no amounts have been drawn under these guarantee facilities.

At February 29, 2012, the Mexican joint venture had $46.8 million of third party debt outstanding, for which the Company has guaranteed approximately $38.4 million.

As of February 29, 2012 the Company has outstanding letters of credit aggregating $5.2 million associated with facility leases and workers compensation insurance.

THE GREENBRIER COMPANIES, INC.

Note 13 – Fair Value Measures

Certain assets and liabilities are reported at fair value on either a recurring or nonrecurring basis. Fair value, for this disclosure, is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, under a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1	-	observable inputs such as unadjusted quoted prices in active markets for identical instruments;

Level 2	-	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and

Level 3	-	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of February 29, 2012 are:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$1,984	$—	$1,984	$—
Nonqualified savings plan investments	6,985	6,985	—	—
Cash equivalents	2,001	2,001	—	—

	$10,970	$8,986	$1,984	$—

Liabilities:
Derivative financial instruments	$4,950	$—	$4,950	$—

(1)	Level 2 assets include derivative financial instruments which are valued based on significant observable inputs. See note 10 Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2011 are:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$—	$—	$—	$—
Nonqualified savings plan investments	6,326	6,326	—	—
Cash equivalents	4,561	4,561	—	—

	$10,887	$10,887	$—	$—

Liabilities:
Derivative financial instruments	$7,759	$—	$7,759	$—

THE GREENBRIER COMPANIES, INC.

Note 14 – Guarantor/Non Guarantor

The convertible senior notes due 2026 (the Notes) issued on May 22, 2006 are fully and unconditionally and jointly and severally guaranteed by substantially all of Greenbrier’s material 100% owned U.S. subsidiaries: Autostack Company LLC, Greenbrier-Concarril, LLC, Greenbrier Leasing Company LLC, Greenbrier Leasing Limited Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing, L.P., Greenbrier Railcar LLC, Gunderson LLC, Gunderson Marine LLC, Gunderson Rail Services LLC, Meridian Rail Holding Corp., Meridian Rail Acquisition Corp., Meridian Rail Mexico City Corp., Brandon Railroad LLC, Gunderson Specialty Products, LLC and Greenbrier Railcar Leasing, Inc. No other subsidiaries guarantee the Notes including Greenbrier Leasing Limited, Greenbrier Europe B.V., Greenbrier Germany GmbH, WagonySwidnica S.A., Zaklad Naprawczy Taboru Kolejowego Olawa sp. z o.o. , Gunderson-Concarril, S.A. de C.V., Mexico Meridianrail Services, S.A. de C.V., Greenbrier Railcar Services – Tierra Blanca S.A. de C.V., YSD Doors, S.A. de C.V., Greenbrier-Gimsa, LLC and Gunderson-Gimsa S.A. de C.V.

The following represents the supplemental consolidating condensed financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of February 29, 2012 and August 31, 2011, for the three and six months ended February 29, 2012 and for the three and six months ended February 28, 2011. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

    Condensed Consolidating Balance Sheet

    February 29, 2012

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$26,663	$123	$13,880	$—	$40,666
Restricted cash	—	2,249	—	—	2,249
Accounts receivable, net	48,691	133,931	(5,080)	2	177,544
Inventories	—	138,265	227,824	(278)	365,811
Leased railcars for syndication	—	82,836	—	(3,155)	79,681
Equipment on operating leases, net	—	324,773	—	(1,962)	322,811
Property, plant and equipment, net	4,623	102,753	58,324	—	165,700
Goodwill	—	137,066	—	—	137,066
Intangibles and other assets, net	636,150	93,503	3,580	(648,078)	85,155

	$716,127	$1,015,499	$298,528	$(653,471)	$1,376,683

Liabilities and Equity
Revolving notes	$45,000	$—	$56,446	$—	$101,446
Accounts payable and accrued liabilities	(22,767)	206,090	157,003	2	340,328
Deferred income taxes	249	100,297	(9,237)	(1,686)	89,623
Deferred revenue	388	407	435	—	1,230
Notes payable	293,608	132,787	2,059	—	428,454
Total equity Greenbrier	399,788	575,918	75,869	(651,787)	399,788
Noncontrolling interest	(139)	—	15,953	—	15,814

Total equity	399,649	575,918	91,822	(651,787)	415,602

	$716,127	$1,015,499	$298,528	$(653,471)	$1,376,683

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the three months ended February 29, 2012

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$210,033	$256,904	$(146,731)	$320,206
Wheels Services, Refurbishment & Parts	—	122,280	—	(2,386)	119,894
Leasing & Services	478	17,753	—	(145)	18,086

	478	350,066	256,904	(149,262)	458,186
Cost of revenue
Manufacturing	—	188,160	245,807	(143,116)	290,851
Wheel Services, Refurbishment & Parts	—	108,816	—	(2,262)	106,554
Leasing & Services	—	9,312	—	(17)	9,295

	—	306,288	245,807	(145,395)	406,700
Margin	478	43,778	11,097	(3,867)	51,486
Selling and administrative	11,426	6,535	7,018	—	24,979
Gain on disposition of equipment	—	(2,654)	—	—	(2,654)

Earnings (loss) from operations	(10,948)	39,897	4,079	(3,867)	29,161
Other costs
Interest and foreign exchange	4,658	1,052	1,209	(289)	6,630

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(15,606)	38,845	2,870	(3,578)	22,531
Income tax (expense) benefit	5,618	(14,706)	3,136	604	(5,348)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(9,988)	24,139	6,006	(2,974)	17,183
Earnings (loss) from unconsolidated affiliates	27,519	(425)	—	(27,022)	72

Net earnings (loss)	17,531	23,714	6,006	(29,996)	17,255
Net (earnings) loss attributable to noncontrolling interest	139	—	(1,459)	1,735	415

Net earnings (loss) attributable to Greenbrier	$17,670	$23,714	$4,547	$(28,261)	$17,670

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the six months ended February 29, 2012

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$405,342	$469,347	$(291,826)	$582,863
Wheels Services, Refurbishment & Parts	—	244,038	—	(6,395)	237,643
Leasing & Services	747	35,497	—	(365)	35,879

	747	684,877	469,347	(298,586)	856,385
Cost of revenue
Manufacturing	—	361,811	450,554	(285,325)	527,040
Wheel Services, Refurbishment & Parts	—	218,866	—	(6,421)	212,445
Leasing & Services	—	18,993	—	(35)	18,958

	—	599,670	450,554	(291,781)	758,443
Margin	747	85,207	18,793	(6,805)	97,942
Selling and administrative	21,325	13,494	13,395	—	48,214
Gain on disposition of equipment	—	(6,311)	—	(1)	(6,312)

Earnings (loss) from operations	(20,578)	78,024	5,398	(6,804)	56,040
Other costs
Interest and foreign exchange	9,570	1,781	1,219	(556)	12,014

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(30,148)	76,243	4,179	(6,248)	44,026
Income tax (expense) benefit	12,243	(29,723)	3,230	1,106	(13,144)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(17,905)	46,520	7,409	(5,142)	30,882
Earnings (loss) from unconsolidated affiliates	49,952	(1,410)	—	(48,842)	(300)

Net earnings (loss)	32,047	45,110	7,409	(53,984)	30,582
Net (earnings) loss attributable to noncontrolling interest	139	—	(1,690)	3,155	1,604

Net earnings (loss) attributable to Greenbrier	$32,186	$45,110	$5,719	$(50,829)	$32,186

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

    Condensed Consolidating Statement of Cash Flows

    For the six months ended February 29, 2012

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$32,047	$45,110	$7,409	$(53,984)	$30,582
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	14,900	(3,844)	(4,122)	(1,106)	5,828
Depreciation and amortization	1,370	14,989	3,997	(34)	20,322
Gain on sales of leased equipment	—	(6,311)	—	(1)	(6,312)
Accretion of debt discount	1,599	—	—	—	1,599
Stock based compensation expense	3,490	—	—	—	3,490
Other	—	600	5	3,154	3,759
Decrease (increase) in assets
Accounts receivable	13,721	(17,527)	12,682	22	8,898
Inventories	—	3,366	(47,091)	(26)	(43,751)
Leased railcars for syndication	—	(56,080)	—	3,155	(52,925)
Other	1,234	(363)	(1,474)	—	(603)
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	(34,338)	57,105	3,109	(22)	25,854
Deferred revenue	(77)	(4,835)	255	—	(4,657)

Net cash provided by (used in) operating activities	33,946	32,210	(25,230)	(48,842)	(7,916)

Cash flows from investing activities:
Proceeds from sales of equipment	—	20,058	—	—	20,058
Investment in and net advances to unconsolidated affiliates	(49,952)	1,180	—	48,842	70
Intercompany advances	68	—	—	(68)	—
Change in restricted cash	—	(136)	—	—	(136)
Capital expenditures	(510)	(25,902)	(9,301)	—	(35,713)
Other	—	22	—	—	22

Net cash provided by (used in) investing activities	(50,394)	(4,778)	(9,301)	48,774	(15,699)

Cash flows from financing activities:
Net change in revolving notes with maturities of 90 days or less	(15,000)	—	(3,716)	—	(18,716)
Proceeds from revolving notes with maturities longer than 90 days	—	—	46,646	—	46,646
Repayments of revolving notes with maturities longer than 90 days	—	—	(15,818)		(15,818)
Intercompany advances	24,745	(26,269)	1,456	68	—
Proceeds from notes payable	—	—	2,500	—	2,500
Repayments of notes payable	—	(2,082)	(2,702)	—	(4,784)

Net cash provided by (used in) financing activities	9,745	(28,351)	28,366	68	9,828

Effect of exchange rate changes	—	512	3,719	—	4,231
Decrease in cash and cash equivalents	(6,703)	(407)	(2,446)	—	(9,556)
Cash and cash equivalents
Beginning of period	33,368	529	16,325	—	50,222

End of period	$26,665	$122	$13,879	$—	$40,666

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

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

    Condensed Consolidating Statement of Operations

    For the three months ended February 28, 2011

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$977	$79,347	$114,276	$(37,979)	$156,621
Wheel Services, Refurbishment & Parts	—	116,868	—	(4,853)	112,015
Leasing & Services	352	15,640	—	(289)	15,703

	1,329	211,855	114,276	(43,121)	284,339
Cost of revenue
Manufacturing	—	80,453	105,073	(37,974)	147,552
Wheel Services, Refurbishment & Parts	—	106,245	—	(4,832)	101,413
Leasing & Services	—	8,743	—	(18)	8,725

	—	195,441	105,073	(42,824)	257,690
Margin	1,329	16,414	9,203	(297)	26,649
Other costs
Selling and administrative	7,960	5,246	4,487	—	17,693
Gain on disposition of equipment	—	(1,960)	—	(2)	(1,962)
Interest and foreign exchange	9,195	1,008	625	(292)	10,536

	17,155	4,294	5,112	(294)	26,267
Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(15,826)	12,120	4,091	(3)	382
Income tax (expense) benefit	6,364	(5,362)	(1,101)	(1)	(100)

	(9,462)	6,758	2,990	(4)	282
Earnings (loss) from unconsolidated affiliates	8,912	1,795	—	(11,282)	(575)

Net earnings (loss)	(550)	8,553	2,990	(11,286)	(293)
Net earnings attributable to noncontrolling interest	—	—	(257)	—	(257)

Net earnings (loss) attributable to Greenbrier	$(550)	$8,553	$2,733	$(11,286)	$(550)

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the six months ended February 28, 2011

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$977	$111,223	$201,603	$(71,741)	$242,062
Wheel Services, Refurbishment & Parts	—	215,352	—	(8,070)	207,282
Leasing & Services	697	33,813	—	(580)	33,930

	1,674	360,388	201,603	(80,391)	483,274
Cost of revenue
Manufacturing	—	114,282	184,755	(71,737)	227,300
Wheel Services, Refurbishment & Parts	—	195,865	—	(8,041)	187,824
Leasing & Services	—	17,881	—	(36)	17,845

	—	328,028	184,755	(79,814)	432,969
Margin	1,674	32,360	16,848	(577)	50,305
Other costs
Selling and administrative	15,982	10,571	9,079	—	35,632
Gain on disposition of equipment	—	(4,330)	—	(141)	(4,471)
Interest and foreign exchange	18,382	2,062	980	(585)	20,839

	34,364	8,303	10,059	(726)	52,000
Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(32,690)	24,057	6,789	149	(1,695)
Income tax (expense) benefit	12,549	(10,420)	(1,614)	(3)	512

	(20,141)	13,637	5,175	(146)	(1,183)
Earnings (loss) from unconsolidated affiliates	17,287	2,400	—	(20,849)	(1,162)

Net earnings (loss)	(2,854)	16,037	5,175	(20,703)	(2,345)
Net earnings attributable to noncontrolling interest	—	—	(509)	—	(509)

Net earnings (loss) attributable to Greenbrier	$(2,854)	$16,037	$4,666	$(20,703)	$(2,854)

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the six months ended February 28, 2011

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(2,854)	$16,037	$5,175	$(20,703)	$(2,345)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	570	2,830	1,265	4	4,669
Depreciation and amortization	1,232	14,520	2,910	(36)	18,626
Gain on sales of equipment	—	(2,452)	—	(142)	(2,594)
Accretion of debt discount	3,620	—	—	—	3,620
Stock based compensation	2,554	—	—	—	2,554
Other	—	54	1	—	55
Decrease (increase) in assets
Accounts receivable	5,127	(48,008)	18,521	—	(24,360)
Inventories	—	(5,355)	(39,236)	28	(44,563)
Assets held for sale	—	(50,347)	1,018	—	(49,329)
Other	2,174	1,838	381	—	4,393
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	464	31,922	10,619	1	43,006
Deferred revenue	(78)	(4,341)	(1,058)	—	(5,477)

Net cash provided by (used in) operating activities	12,809	(43,302)	(404)	(20,848)	(51,745)

Cash flows from investing activities:
Principal payments received under direct finance leases	—	43	—	—	43
Proceeds from sales of equipment	—	13,752	—	—	13,752
Investment in and net advances to unconsolidated affiliates	(17,287)	(3,840)	—	20,848	(279)
Intercompany advances	(535)	—	—	535	—
Increase in restricted cash	—	598	—	—	598
Capital expenditures	(1,245)	(21,145)	(7,742)	—	(30,132)

Net cash provided by (used in) investing activities	(19,067)	(10,592)	(7,742)	21,383	(16,018)

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	—	—	(2,888)	—	(2,888)
Proceeds from revolving notes with maturities longer than 90 days	—	—	10,000	—	10,000
Intercompany advances	(56,297)	54,157	2,675	(535)	—
Gross proceeds from equity offering	63,180	—	—	—	63,180
Expenses from equity offering	(405)	—	—	—	(405)
Repayments of notes payable	—	(2,121)	(202)	—	(2,323)
Other	26	—	—	—	26

Net cash provided by (used in ) financing activities	6,504	52,036	9,585	(535)	67,590

Effect of exchange rate changes	—	1,058	(660)	—	398
Increase (decrease) in cash and cash equivalents	246	(800)	779	—	225
Cash and cash equivalents
Beginning of period	91,472	859	6,533	—	98,864

End of period	$91,718	$59	$7,312	$—	$99,089

THE GREENBRIER COMPANIES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in three primary business segments: Manufacturing; Wheel Services, Refurbishment & Parts; and Leasing & Services. These three business segments are operationally integrated. The Manufacturing segment, operating from facilities in the United States (U.S.), Mexico and Poland, produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. The Wheel Services, Refurbishment & Parts segment performs railcar repair, refurbishment and maintenance activities in the U.S., Mexico and Canada as well as wheel, axle and bearing servicing, and production and reconditioning of a variety of parts for the railroad industry. The Leasing & Services segment owns approximately 9,100 railcars and provides management services for approximately 216,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. Management evaluates segment performance based on margins. We also produce rail castings through an unconsolidated joint venture.

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

Our total manufacturing backlog of railcars as of February 29, 2012 was approximately 12,500 units with an estimated value of $1.1 billion compared to 9,500 units with an estimated value of $720 million as of February 28, 2011. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog. Our railcar and marine backlogs are not necessarily indicative of future results of operations. Subsequent to quarter end we received new railcar orders for 2,300 units valued at approximately $270 million.

Marine backlog as of February 29, 2012 was approximately $2 million compared to approximately $3 million as of February 28, 2011.

The continued global strengthening of the freight car markets may at times limit the availability of certain components of our products that we source from external suppliers, particularly specialized components such as castings, bolsters and trucks, and this may cause an interruption in production. Prices for steel, a primary component of railcars and barges, and related surcharges have fluctuated significantly and remain volatile. In addition, the price of certain railcar components, which are a product of steel, are affected by steel price fluctuations. New railcar and marine backlog generally either includes fixed price contracts which anticipate material price increases and surcharges, or contracts that contain actual or formulaic pass through of material price increases and surcharges. We are aggressively working to mitigate these exposures. The Company’s integrated business model has helped offset some of the effects of fluctuating steel and scrap steel prices, as a portion of our business segments benefit from rising steel scrap prices while other segments benefit from lower steel and scrap steel prices through enhanced margins.

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

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The provisions of Accounting Standards Codification (ASC) 350, Intangibles - Goodwill and Other, require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit with its carrying value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. The second step of the goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In the second step we would compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The goodwill balance as of February 29, 2012 of $137.1 million relates to the Wheel Services, Refurbishment & Parts segment.

THE GREENBRIER COMPANIES, INC.

Results of Operations

Greenbrier operates in three reportable segments: Manufacturing; Wheel Services, Refurbishment & Parts; and Leasing & Services. Segment performance is evaluated based on margin. The Company’s integrated business model results in selling and administrative costs being intertwined among the segments. Any allocation of these costs would be subjective and not meaningful and as a result, Greenbrier’s management does not allocate these costs for either external or internal reporting purposes.

Three Months Ended February 29, 2012 Compared to Three Months Ended February 28, 2011

Overview

Total revenue for the three months ended February 29, 2012 was $458.2 million, an increase of $173.9 million from revenues of $284.3 million in the prior comparable period. The increase was a result of higher revenue in all three segments of our business. The manufacturing segment accounted for $163.6 million of the increase due to higher railcar deliveries as a result of increased demand, more favorable pricing and change in product mix.

Net income attributable to Greenbrier for the three months ended February 29, 2012 was $17.7 million or $0.57 per diluted common share compared to net loss attributable to Greenbrier of $550 thousand or $0.02 per diluted common share for the three months ended February 28, 2011. The increase in net income and earnings per share was primarily attributable to an increase in margin in each of the business segments.

	Three Months Ended
(In thousands)	February 29, 2012	February 28, 2011
Revenue:
Manufacturing	$320,206	$156,621
Wheel Services, Refurbishment & Parts	119,894	112,015
Leasing & Services	18,086	15,703

	458,186	284,339
Margin:
Manufacturing	29,355	9,069
Wheel Services, Refurbishment & Parts	13,340	10,602
Leasing & Services	8,791	6,978

	51,486	26,649
Less unallocated items:
Selling and administrative	24,979	17,693
Gain on disposition of equipment	(2,654)	(1,962)
Interest and foreign exchange	6,630	10,536

Earnings before income taxes and earnings (loss) from unconsolidated affiliates	22,531	382

Income tax expense	(5,348)	(100)

Earnings before earnings (loss) from unconsolidated affiliates	17,183	282
Earnings (loss) from unconsolidated affiliates	72	(575)

Net earnings (loss)	17,255	(293)
Net (earnings) loss attributable to noncontrolling interest	415	(257)

Net earnings (loss) attributable to Greenbrier	$17,670	$(550)

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

Manufacturing revenue includes new railcar and marine production. New railcar delivery discussed below includes all manufacturing facilities.

Manufacturing revenue for the three months ended February 29, 2012 was $320.2 million compared to $156.6 million for the three months ended February 28, 2011, an increase of $163.6 million. Railcar deliveries, which are the primary source of manufacturing revenue, were approximately 3,700 units in the current period compared to approximately 2,200 units in the prior comparable period. The increase in revenue was primarily due to higher railcar deliveries as a result of increased demand, more favorable pricing and change in product mix. We operated at increased production rates on existing production lines and increased capacity with additional lines as compared to the corresponding period in the prior year.

Manufacturing margin as a percentage of revenue for the three months ended February 29, 2012 was 9.2% compared to a margin of 5.8% for the three months ended February 28, 2011. The increase in margin as a percentage of revenue was primarily attributable to efficiencies gained by operating at higher production rates in the current year, inefficiencies in the prior year associated with the ramping up of production at some of our facilities that were idle in previous years and more favorable pricing as compared to the prior year.

Wheel Services, Refurbishment & Parts Segment

Wheel Services, Refurbishment & Parts revenue was $119.9 million for the three months ended February 29, 2012 compared to $112.0 million in the comparable period of the prior year. The increase of $7.9 million was primarily attributable to higher sales volumes in all three components of this segment due to higher demand and an increase in scrap metal pricing, partially offset by a decline in scrap metal volumes.

Wheel Services, Refurbishment & Parts margin as a percentage of revenue was 11.1% for the three months ended February 29, 2012 compared to 9.5% for the three months ended February 28, 2011. The increase in margin as a percentage of revenue was primarily the result of efficiencies of operating at higher volumes and an increase in scrap metal pricing.

Leasing & Services Segment

Leasing & Services revenue was $18.1 million for the three months ended February 29, 2012 compared to $15.7 million for the comparable period of the prior year. The increase of $2.4 million was primarily a result of higher lease revenues resulting from an increase in lease fleet utilization and higher rents earned on increased volumes of leased railcars for syndication.

Leasing & Services margin as a percentage of revenue was 48.6% for the three months ended February 29, 2012 and 44.4% for the three months ended February 28, 2011. The increase in margin as a percentage of revenue was primarily a result of increased utilization, an increase in lease and management rates and higher rents earned on leased railcars for syndication.

The percentage of owned units on lease as of February 29, 2012 was 97.3% compared to 95.9% at February 28, 2011.

Selling and Administrative

Selling and administrative expense was $25.0 million or 5.5% of revenue for the three months ended February 29, 2012 compared to $17.7 million or 6.2% of revenue for the prior comparable prior period, an increase of $7.3 million. The increase was primarily related to higher employee related costs which included an increase in incentive compensation, restoration of salary reductions taken during the down turn, merit increases and other employee related costs. In addition, the increase resulted from the revenue based fees paid to our joint venture partner in Mexico due to higher activity levels.

THE GREENBRIER COMPANIES, INC.

Gain on Disposition of Equipment

Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and manage risk and liquidity. Gain on disposition of equipment was $2.7 million for the three months ended February 29, 2012, compared to $2.0 million for the prior comparable period.

Other Costs

Interest and foreign exchange expense was $6.6 million for the three months ended February 29, 2012, compared to $10.5 million in the prior comparable period.

(In thousands)	Three Months Ended
	February 29, 2012	February 28, 2011	Increase (Decrease)
Interest and foreign exchange:
Interest and other expense	$5,610	$8,576	$(2,966)
Accretion of term loan debt discount	—	1,069	(1,069)
Accretion of discount on convertible debt due 2026	812	753	59
Foreign exchange loss	208	138	70

	$6,630	$10,536	$(3,906)

Interest and other expense decreased due to lower interest rates from refinancing of certain indebtedness, partially offset by higher borrowings under revolving lines of credit. During the third quarter of 2011, we repaid $235.0 million of senior unsecured loans at 8.375% and replaced it with $230.0 million of convertible debt at 3.5%. The change in the accretion of term loan debt discount was due to the June 2011 early repayment of $71.8 million of certain term debt.

Income Tax

The tax rate for the three months ended February 29, 2012 was 23.7% as compared to 26.2% in the prior comparable period. The tax rate for the three months ended February 29, 2012 includes the benefit related to a release of valuation allowances previously placed on net deferred tax assets in foreign jurisdictions. Management believes it is more likely than not that the deferred tax assets will be realized and has recorded the benefit of those deferred tax assets in the current quarter. The provision for income taxes is based on projected consolidated results of operations and geographical mix of earnings for the entire year which results in an estimated 32.6% annual effective tax rate on pre-tax results for 2012. The effective tax rate fluctuates from period to period due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating results for certain operations with no related tax effect.

Earnings (Loss) from Unconsolidated Affiliates

Earnings from unconsolidated affiliates were $0.1 million for the three months ended February 29, 2012 and a loss of $0.6 million for the three months ended February 28, 2011. Earnings (loss) for the three months ended February 29, 2012 and for the prior comparable period include our share of the results from operations from our castings joint venture and from WLR – Greenbrier Rail Inc. The increase in earnings for the three months ended February 29, 2012 as compared to the prior comparable period relates to our castings joint venture being idle in the previous year, but resumed operations during the third quarter of 2011.

Noncontrolling Interest

Noncontrolling interest includes a loss of $0.4 million for the three months ended February 29, 2012 and earnings of $0.3 million for the three months ended February 28, 2011 and primarily represents our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales.

THE GREENBRIER COMPANIES, INC.

Six Months Ended February 29, 2012 Compared to Six Months Ended February 28, 2011

Overview

Total revenue for the six months ended February 29, 2012 was $856.4 million, an increase of $373.1 million from revenues of $483.3 million in the prior comparable period. The increase was a result of higher revenue in all three segments of our business. The manufacturing segment accounted for $340.8 million of the increase due to higher railcar deliveries as a result of increased demand.

Net income attributable to Greenbrier for the six months ended February 29, 2012 was $32.2 million or $1.04 per diluted common share compared to net loss attributable to Greenbrier of $2.9 million or $0.13 per diluted common share for the six months ended February 28, 2011. The increase in net income and earnings per share was primarily attributable to an increase in margin in each of the business segments.

(In thousands)	Six Months Ended
	February 29, 2012	February 28, 2011
Revenue:
Manufacturing	$582,863	$242,062
Wheel Services, Refurbishment & Parts	237,643	207,282
Leasing & Services	35,879	33,930

	856,385	483,274
Margin:
Manufacturing	55,823	14,762
Wheel Services, Refurbishment & Parts	25,198	19,458
Leasing & Services	16,921	16,085

	97,942	50,305
Less unallocated items:
Selling and administrative	48,214	35,632
Gain on disposition of equipment	(6,312)	(4,471)
Interest and foreign exchange	12,014	20,839

Earnings (loss) before income taxes and loss from unconsolidated affiliates	44,026	(1,695)

Income tax benefit (expense)	(13,144)	512

Earnings (loss) before loss from unconsolidated affiliates	30,882	(1,183)
Loss from unconsolidated affiliates	(300)	(1,162)

Net earnings (loss)	30,582	(2,345)
Net (earnings) loss attributable to noncontrolling interest	1,604	(509)

Net earnings (loss) attributable to Greenbrier	$32,186	$(2,854)

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

Manufacturing revenue includes new railcar and marine production. New railcar delivery discussed below includes all manufacturing facilities.

Manufacturing revenue for the six months ended February 29, 2012 was $582.9 million compared to $242.1 million for the six months ended February 28, 2011, an increase of $340.8 million. Railcar deliveries, which are the primary source of manufacturing revenue, were approximately 7,000 units in the current period compared to approximately 3,300 units in the prior comparable period. The increase in revenue was primarily due to higher railcar deliveries as a result of increased demand. We operated at increased production rates on existing production lines and increased capacity with additional lines as compared to the corresponding period in the prior year.

Manufacturing margin as a percentage of revenue for the six months ended February 29, 2012 was 9.6% compared to a margin of 6.1% for the six months ended February 28, 2011. The increase in margin as a percentage of revenue was primarily attributable to efficiencies gained by operating at higher production rates in the current year and inefficiencies in the prior year associated with the ramping up of production at some of our facilities that were idle in previous years.

Wheel Services, Refurbishment & Parts Segment

Wheel Services, Refurbishment & Parts revenue was $237.6 million for the six months ended February 29, 2012 compared to $207.3 million in the comparable period of the prior year. The increase of $30.3 million was primarily attributable to higher sales volumes in all three components of this segment due to higher demand, higher scrap volumes and an increase in scrap metal pricing.

Wheel Services, Refurbishment & Parts margin as a percentage of revenue was 10.6% for the six months ended February 29, 2012 compared to 9.4% for the six months ended February 28, 2011. The increase in margin as a percentage of revenue was primarily the result of efficiencies of operating at higher volumes and an increase in scrap metal pricing, partially offset by operating inefficiencies in repair and refurbishment as we train new employees.

Leasing & Services Segment

Leasing & Services revenue was $35.9 million for the six months ended February 29, 2012 compared to $33.9 million for the comparable period of the prior year. The increase of $2.0 million was primarily a result of higher lease revenues resulting from an increase in lease fleet utilization and higher rents earned on increased volumes of leased railcars for syndication, partially offset by the discontinuation of a certain management services contract in the second quarter of 2011.

Leasing & Services margin as a percentage of revenue was 47.2% for the six months ended February 29, 2012 and 47.4% for the six months ended February 28, 2011. The slight decrease in margin as a percentage of revenue was primarily a result of the discontinuation of a certain management services contract in the second quarter of 2011 which was partially offset by increased fleet utilization and higher rents earned on leased railcars for syndication.

Selling and Administrative

Selling and administrative expense was $48.2 million or 5.6% of revenue for the six months ended February 29, 2012 compared to $35.6 million or 7.4% of revenue for the comparable prior period, an increase of $12.6 million. The increase was primarily related to higher employee related costs which included an increase in incentive compensation, restoration of salary reductions taken during the down turn, merit increases and other employee related costs. In addition, the increase resulted from the revenue based fees paid to our joint venture partner in Mexico due to higher activity levels.

THE GREENBRIER COMPANIES, INC.

Gain on Disposition of Equipment

Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and manage risk and liquidity. Gain on disposition of equipment was $6.3 million for the six months ended February 29, 2012, compared to $4.5 million for the comparable prior period. All of the current year’s gain was realized on the disposition of leased assets. The prior year included a $2.6 million gain that was realized on the disposition of leased assets and a gain of $1.9 million of insurance proceeds related to the January 2009 fire at one of our Wheel Services, Refurbishment & Parts facilities.

Other Costs

Interest and foreign exchange expense was $12.0 million for the six months ended February 29, 2012, compared to $20.8 million in the prior comparable period.

(In thousands)	Six Months Ended
	February 29, 2012	February 28, 2011	Increase (Decrease)
Interest and foreign exchange:
Interest and other expense	$11,149	$17,175	$(6,026)
Accretion of term loan debt discount	—	2,138	(2,138)
Accretion of discount on convertible debt due 2026	1,599	1,482	117
Foreign exchange (gain) loss	(734)	44	(778)

	$12,014	$20,839	$(8,825)

Interest and other expenses decreased due to lower interest rates from refinancing of certain indebtedness, partially offset by higher borrowings under revolving lines of credit. During the third quarter of 2011, we repaid $235.0 million of senior unsecured loans at 8.375% and replaced it with $230.0 million of convertible debt at 3.5%. The change in the accretion of term loan debt discount was due to the June 2011 early repayment of $71.8 million of certain term debt.

Income Tax

The tax rate for the six months ended February 29, 2012 was 29.9% as compared to 30.2% in the prior comparable period. The tax rate for the six months ended February 29, 2012 includes the benefit related to a release of valuation allowances previously placed on net deferred tax assets in foreign jurisdictions. Management believes it is more likely than not that the deferred tax assets will be realized and has recorded the benefit of those deferred tax assets in the current quarter. The provision for income taxes is based on projected consolidated results of operations and geographical mix of earnings for the entire year which results in an estimated 32.6% annual effective tax rate on pre-tax results for 2012. The effective tax rate fluctuates from period to period due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating results for certain operations with no related tax effect.

Loss from Unconsolidated Affiliates

Losses from unconsolidated affiliates were $0.3 million for the six months ended February 29, 2012 and $1.2 million for the six months ended February 28, 2011. Losses for the six months ended February 29, 2012 and for the comparable prior period include our share of the results from operations from our castings joint venture and from WLR – Greenbrier Rail Inc. The increase in earnings for the six months ended February 29, 2012 as compared to the prior comparable period relates to our castings joint venture being idle in the previous year, but resumed operations in the third quarter of 2011.

THE GREENBRIER COMPANIES, INC.

Noncontrolling Interest

Noncontrolling interest includes a loss of $1.6 million for the six months ended February 29, 2012 and earnings of $0.5 million for the six months ended February 28, 2011 and primarily represents our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. Losses in the current year are the result of margin elimination on increased volumes of intercompany sales.

Liquidity and Capital Resources

(In thousands)	Six Months Ended
	February 29, 2012	February 28, 2011
Net cash used in operating activities	$(7,916)	$(51,745)
Net cash used in investing activities	(15,699)	(16,018)
Net cash provided by financing activities	9,828	67,590
Effect of exchange rate changes	4,231	398

Net increase (decrease) in cash and cash equivalents	$(9,556)	$225

We have been financed through borrowings and issuance of stock. At February 29, 2012, cash and cash equivalents were $40.7 million, a decrease of $9.5 million from $50.2 million at August 31, 2011.

Cash used in operations was $7.9 million for the six months ended February 29, 2012 compared to $51.7 million for the six months ended February 28, 2011. The change from the prior year was primarily due to a change in the timing of working capital needs.

Cash used in investing activities, primarily for capital expenditures, was $15.7 million for the six months ended February 29, 2012 compared to $16.0 million in the prior comparable period.

Capital expenditures totaled $35.7 million for the six months ended February 29, 2012 and $30.1 million for the six months ended February 28, 2011. Of these capital expenditures, approximately $20.1 million and $10.8 million were attributable to Leasing & Services operations. Proceeds from sales of equipment were $20.1 million for the six months ended February 29, 2012 and $13.8 million in the comparable prior period. Leasing & Services capital expenditures for 2012, net of proceeds of $39.0 million from sales of railcar equipment, are expected to be approximately $25.0 million. We regularly sell assets from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures.

Approximately $10.9 million and $8.6 million of capital expenditures for the six months ended February 29, 2012 and the comparable prior period were attributable to Manufacturing operations. Capital expenditures for Manufacturing operations are expected to be approximately $28.0 million in 2012 and primarily relate to enhancements to existing manufacturing facilities, a production line at our Sahagun, Mexico facility and potential future expansion.

Wheel Services, Refurbishment & Parts capital expenditures for the six months ended February 29, 2012 and the comparable prior period were $4.7 million and $10.7 million. Capital expenditures are expected to be approximately $17.0 million in 2012 for maintenance and improvement of existing facilities and some growth.

Cash provided by financing activities was $9.8 million for the six months ended February 29, 2012 compared to cash provided by financing activities of $67.6 million for the six months ended February 28, 2011. During the six months ended February 29, 2012, we received $2.5 million in proceeds from the issuance of notes payable and $12.1 million in net borrowings from revolving notes. This was offset by $4.8 million in repayments of notes payable. During the six months ended February 28, 2011 we received $62.8 million in net proceeds from an equity offering, $7.1 million in net proceeds from revolving notes borrowings and repaid $2.3 million in term debt.

Senior secured credit facilities, consisting of three components, aggregated $359.5 million as of February 29, 2012.

THE GREENBRIER COMPANIES, INC.

As of February 29, 2012 a $290.0 million revolving line of credit secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, maturing June 2016, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of February 29, 2012, lines of credit totaling $19.5 million secured by certain of our European assets, with various variable rates, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from June 2012 through March 2013.

As of February 29, 2012, our Mexican joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $20.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5% and are due 180 days after the date of borrowing. The outstanding advances as of February 29, 2012 have maturities that range from March 2012 to August 2012. The Mexican joint venture will be able to draw against the facility through July 2012. The second line of credit provides up to $30.0 million and is guaranteed by each of the joint venture partners, including our company. Advances under this facility bear interest at LIBOR plus 2.0% and are due 180 days after the date of borrowing. The outstanding advances as of February 29, 2012 mature in July 2012. The Mexican joint venture will be able to draw against the facility through February 2015.

As of February 29, 2012 outstanding borrowings under the senior secured credit facilities consisted of $5.2 million in letters of credit and $45.0 million in revolving notes outstanding under the North American credit facility, $10.4 million outstanding under the European credit facilities and $46.0 million outstanding under the Mexican joint venture credit facilities.

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into sale leaseback transactions; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage.

Available borrowings under our credit facilities are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios which, as of February 29, 2012 would allow for maximum additional borrowing of $517.2 million. We had an aggregate of $252.9 million available to draw down under the committed credit facilities as of February 29, 2012. This amount consists of $239.8 million available on the North American credit facility, $9.1 million on the European credit facilities and $4.0 million on the Mexican joint venture credit facilities as of February 29, 2012.

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

In addition to third-party financing, Greenbrier has provided financing for a portion of the working capital needs of our Mexican joint venture through a secured, interest bearing loan. The balance of the loan was $20.3 million as of February 29, 2012. As of February 29, 2012, the Mexican joint venture had $46.8 million of third-party debt, of which we have guaranteed approximately $38.4 million.

In accordance with customary business practices in Europe, the Company has $3.5 million in bank and third-party warranty and performance guarantee facilities, all of which have been utilized as of February 29, 2012. To date no amounts have been drawn under these guarantee facilities.

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

Foreign Currency Exchange Risk

We have operations in Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At February 29, 2012, $87.8 million of forecast sales in Europe were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At February 29, 2012, net assets of foreign subsidiaries aggregated $34.0 million and a 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in equity of $3.4 million, or 0.9% of Total equity Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $43.6 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At February 29, 2012, 64% of our outstanding debt had fixed rates and 36% had variable rates. At February 29, 2012, a uniform 10% increase in interest rates would result in approximately $0.6 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE GREENBRIER COMPANIES, INC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 12 to Consolidated Financial Statements, Part I of this quarterly report.

Item 1A.	Risk Factors

This 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended August 31, 2011. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended August 31, 2011.

Item 6.	Exhibits

(a)	List of Exhibits:

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended February 29, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Equity and Comprehensive Income (Loss) (iv) the Consolidated Statements of Cash Flows; (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: April 9, 2012	By:	/s/ Mark J. Rittenbaum
Mark J. Rittenbaum
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 9, 2012	By:	/s/ James W. Cruckshank
James W. Cruckshank
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)