Form 10-Q
period 2012-05-31
GREENBRIER COMPANIES INC
filed 2012-06-29
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2012 May 31, 2012

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

The number of shares of the registrant’s common stock, without par value, outstanding on June 26, 2012 was 27,149,194 shares.

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

All references to years refer to the fiscal years ended August 31st unless otherwise noted.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Consolidated Balance Sheets

(In thousands, unaudited)

	May 31, 2012	August 31, 2011
Assets
Cash and cash equivalents	$44,915	$50,222
Restricted cash	6,089	2,113
Accounts receivable, net	172,086	188,443
Inventories	346,122	323,512
Leased railcars for syndication	66,776	30,690
Equipment on operating leases, net	334,872	321,141
Property, plant and equipment, net	172,729	161,200
Goodwill	137,066	137,066
Intangibles and other assets, net	84,693	87,268

	$1,365,348	$1,301,655

Liabilities and Equity
Revolving notes	$71,430	$90,339
Accounts payable and accrued liabilities	323,977	316,536
Deferred income taxes	88,514	83,839
Deferred revenue	17,872	5,900
Notes payable	428,028	429,140
Commitments and contingencies (Note 12)
Equity:
Greenbrier
Preferred stock – without par value; 25,000 shares authorized; none outstanding	—	—
Common stock – without par value; 50,000 shares authorized; 27,149 and 25,186 shares outstanding at May 31, 2012 and August 31, 2011	—	—
Additional paid-in capital	251,309	242,286
Retained earnings	178,485	127,182
Accumulated other comprehensive loss	(11,633)	(7,895)

Total equity Greenbrier	418,161	361,573
Noncontrolling interest	17,366	14,328

Total equity	435,527	375,901

	$1,365,348	$1,301,655

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts, unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Revenue
Manufacturing	$364,930	$173,487	$947,792	$415,548
Wheel Services, Refurbishment & Parts	125,145	126,317	362,788	333,600
Leasing & Services	17,722	17,476	53,601	51,406

	507,797	317,280	1,364,181	800,554
Cost of revenue
Manufacturing	325,424	158,674	852,464	385,974
Wheel Services, Refurbishment & Parts	111,610	111,202	324,055	299,026
Leasing & Services	8,825	9,254	27,783	27,099

	445,859	279,130	1,204,302	712,099
Margin	61,938	38,150	159,879	88,455
Selling and administrative	28,784	22,580	76,998	58,212
Gain on disposition of equipment	(2,585)	(1,678)	(8,897)	(6,148)

Earnings from operations	35,739	17,248	91,778	36,391
Other costs
Interest and foreign exchange	6,560	9,807	18,574	30,646
Loss on extinguishment of debt	—	10,007	—	10,007

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	29,179	(2,566)	73,204	(4,262)
Income tax benefit (expense)	(8,655)	301	(21,798)	812

Earnings (loss) before earnings (loss) from unconsolidated affiliates	20,524	(2,265)	51,406	(3,450)
Earnings (loss) from unconsolidated affiliates	201	(539)	(99)	(1,700)

Net earnings (loss)	20,725	(2,804)	51,307	(5,150)
Net earnings attributable to noncontrolling interest	(1,608)	(510)	(4)	(1,019)

Net earnings (loss) attributable to Greenbrier	$19,117	$(3,314)	$51,303	$(6,169)

Basic earnings (loss) per common share	$0.71	$(0.14)	$1.94	$(0.27)
Diluted earnings (loss) per common share	$0.61	$(0.14)	$1.65	$(0.27)
Weighted average common shares:
Basic	26,981	24,127	26,378	22,893
Diluted	33,862	24,127	33,640	22,893

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Equity and Comprehensive Income (Loss)

(In thousands, except per share amounts, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2011	25,186	$242,286	$127,182	$(7,895)	$361,573	$14,328	$375,901
Net earnings	—	—	51,303	—	51,303	4	51,307
Translation adjustment	—	—	—	(5,912)	(5,912)	(172)	(6,084)
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	—	—	—	(4,168)	(4,168)	—	(4,168)
Unrealized gain on derivative financial instruments (net of tax effect)	—	—	—	6,342	6,342	—	6,342

Comprehensive income (loss)					47,565	(168)	47,397
Investment by joint venture partner	—	—	—	—	—	410	410
Noncontrolling interest adjustments	—	—	—	—	—	2,796	2,796
Restricted stock awards (net of cancellations)	467	9,364	—	—	9,364	—	9,364
Unamortized restricted stock	—	(9,364)	—	—	(9,364)	—	(9,364)
Restricted stock amortization	—	6,353	—	—	6,353	—	6,353
Warrants exercised	1,496	—	—	—	—	—	—
Excess tax benefit from restricted stock awards	—	2,670	—	—	2,670	—	2,670

Balance May 31, 2012	27,149	$251,309	$178,485	$(11,633)	$418,161	$17,366	$435,527

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2010	21,875	$172,426	$120,716	$(7,204)	$285,938	$11,469	$297,407
Net earnings (loss)	—	—	(6,169)	—	(6,169)	1,019	(5,150)
Translation adjustment	—	—	—	3,521	3,521	—	3,521
Reclassification of derivative financial instruments recognized in net loss (net of tax effect)	—	—	—	(215)	(215)	—	(215)
Unrealized gain on derivative financial instruments (net of tax effect)	—	—	—	634	634	—	634

Comprehensive loss					(2,229)	1,019	(1,210)
Noncontrolling interest adjustments	—	—	—	—	—	31	31
Net proceeds from equity offering	3,000	62,760	—	—	62,760	—	62,760
Restricted stock awards (net of cancellations)	278	6,593	—	—	6,593	—	6,593
Unamortized restricted stock	—	(6,593)	—	—	(6,593)	—	(6,593)
Restricted stock amortization	—	4,961	—	—	4,961	—	4,961
Stock options exercised	6	26	—	—	26	—	26

Balance May 31, 2011	25,159	$240,173	$114,547	$(3,264)	$351,546	$12,519	$363,975

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended May 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	$51,307	$(5,150)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	4,801	(5,276)
Depreciation and amortization	30,603	28,174
Gain on sales of leased equipment	(8,897)	(2,901)
Accretion of debt discount	2,416	5,446
Stock based compensation expense	6,724	4,961
Loss on extinguishment of debt (non-cash portion)	—	2,868
Other	3,586	91
Decrease (increase) in assets:
Accounts receivable	10,429	(51,427)
Inventories	(26,748)	(83,293)
Leased railcars for syndication	(43,561)	(48,465)
Other	(1,419)	5,834
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	12,401	77,273
Deferred revenue	11,991	(5,442)

Net cash provided by (used in) operating activities	53,633	(77,307)

Cash flows from investing activities
Proceeds from sales of equipment	33,253	14,179
Investment in and advances to unconsolidated affiliates	(544)	(979)
Decrease (increase) in restricted cash	(3,976)	308
Capital expenditures	(72,117)	(59,689)
Other	35	52

Net cash used in investing activities	(43,349)	(46,129)

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	(49,114)	3,694
Proceeds from revolving notes with maturities longer than 90 days	56,644	13,373
Repayments of revolving notes with maturities longer than 90 days	(23,573)	(6,194)
Proceeds from issuance of notes payable	2,500	231,250
Debt issuance costs	—	(7,857)
Repayments of notes payable	(6,028)	(238,569)
Gross proceeds from equity offering	—	63,180
Excess tax benefit from restricted stock awards	2,670	—
Investment by joint venture partner	410	—
Expenses from equity offering	—	(420)
Other	—	26

Net cash provided by (used in) financing activities	(16,491)	58,483

Effect of exchange rate changes	900	391
Decrease in cash and cash equivalents	(5,307)	(64,562)
Cash and cash equivalents
Beginning of period	50,222	98,864

End of period	$44,915	$34,302

Cash paid during the period for
Interest	$10,817	$25,850
Income taxes, net	$4,013	$866

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of May 31, 2012, for the three and nine months ended May 31, 2012 and 2011 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results and cash flows for the periods indicated. The results of operations for the three and nine months ended May 31, 2012 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2012.

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

In September 2011, an accounting standard update was issued regarding the annual goodwill impairment testing. This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This amendment will be effective for the Company as of September 1, 2012. However, early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. This amendment impacts testing steps only, and therefore adoption will not have an effect on the Company’s Consolidated Financial Statements. The Company performs a goodwill impairment test annually during the third quarter. Goodwill was tested during the quarter and the Company concluded that goodwill was not impaired. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists.

THE GREENBRIER COMPANIES, INC.

Note 2 – Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead. The following table summarizes the Company’s inventory balance:

(In thousands)	May 31, 2012	August 31, 2011
Manufacturing supplies and raw materials	$263,281	$231,798
Work-in-process	57,447	78,709
Finished goods	30,187	17,455
Excess and obsolete adjustment	(4,793)	(4,450)

	$346,122	$323,512

Note 3 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	May 31, 2012	August 31, 2011
Intangible assets subject to amortization:
Customer relationships	$66,825	$66,825
Accumulated amortization	(20,960)	(17,854)
Other intangibles	4,808	5,185
Accumulated amortization	(3,629)	(3,475)

	47,044	50,681
Intangible assets not subject to amortization	912	912
Prepaid and other assets	10,260	8,692
Debt issuance costs, net	10,822	12,516
Nonqualified savings plan investments	6,700	6,326
Investment in unconsolidated affiliates	8,266	5,769
Contract placement fee	610	2,259
Investment in direct finance leases	79	113

Total intangible and other assets	$84,693	$87,268

Amortization expense for the three and nine months ended May 31, 2012 was $1.1 million and $3.4 million and for the three and nine months ended May 31, 2011 was $1.2 million and $3.6 million. Amortization expense for the years ending August 31, 2012, 2013, 2014, 2015 and 2016 is expected to be $4.6 million, $4.4 million, $4.3 million, $4.3 million and $4.3 million.

THE GREENBRIER COMPANIES, INC.

Note 4 – Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $357.0 million as of May 31, 2012.

As of May 31, 2012 a $290.0 million revolving line of credit secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, maturing June 2016, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of May 31, 2012, lines of credit totaling $17.0 million secured by certain of the Company’s European assets, with various variable rates, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from December 2012 through June 2013.

As of May 31, 2012 the Company’s Mexican joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $20.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5% and are due 180 days after the date of borrowing. The outstanding advances as of May 31, 2012 have maturities that range from June 2012 to November 2012. The Mexican joint venture will be able to draw against this facility through July 2012. The second line of credit provides up to $30.0 million and is guaranteed by each of the joint venture partners, including the Company. Advances under this facility bear interest at LIBOR plus 2.0% and are due 180 days after the date of borrowing. The outstanding advances as of May 31, 2012 mature in July 2012. The Mexican joint venture will be able to draw against this facility through February 2015.

As of May 31, 2012 outstanding borrowings under the senior secured credit facilities consisted of $6.6 million in letters of credit and $10.0 million in revolving notes outstanding under the North American credit facility, $13.2 million outstanding under the European credit facilities and $48.2 million outstanding under the Mexican joint venture credit facilities.

Note 5 – Accounts Payable and Accrued Liabilities

(In thousands)	May 31, 2012	August 31, 2011
Trade payables and other accrued liabilities	$259,407	$267,683
Accrued payroll and related liabilities	32,559	26,757
Accrued maintenance	10,732	10,865
Accrued warranty	10,447	8,645
Other	10,832	2,586

	$323,977	$316,536

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

Warranty accrual activity:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2012	2011	2012	2011
Balance at beginning of period	$9,297	$6,381	$8,645	$6,304
Charged to cost of revenue	1,848	1,080	3,243	1,731
Payments	(525)	(449)	(1,194)	(1,050)
Currency translation effect	(173)	15	(247)	42

Balance at end of period	$10,447	$7,027	$10,447	$7,027

Note 7 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Income (Loss) on Derivative Financial Instruments	Pension Adjustment	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance, August 31, 2011	$(5,789)	$(195)	$(1,911)	$(7,895)
Year to date activity	2,174	—	(5,912)	(3,738)

Balance, May 31, 2012	$(3,615)	$(195)	$(7,823)	$(11,633)

THE GREENBRIER COMPANIES, INC.

Note 8 – Earnings (Loss) Per Share

The shares used in the computation of the Company’s basic and diluted earnings (loss) per common share are reconciled as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2012	2011	2012	2011
Weighted average basic common shares outstanding (1)	26,981	24,127	26,378	22,893
Dilutive effect of employee stock options (2)	—	—	—	—
Dilutive effect of warrants (3)	836	—	1,217	—
Dilutive effect of convertible notes (4)	6,045	—	6,045	—

Weighted average diluted common shares outstanding	33,862	24,127	33,640	22,893

(1)	Restricted stock grants are treated as outstanding when issued and are included in weighted average basic common shares outstanding when the Company is in a net earnings position. Shares outstanding exclude 0.8 million shares of unvested restricted stock for the three and nine months ended May 31, 2011 due to a net loss.
(2)	There were no options outstanding for the three and nine months ended May 31, 2012. The dilutive effect of options was excluded from the share calculation for the three and nine months ended May 31, 2011 due to a net loss.
(3)	The dilutive effect of warrants to purchase 3.4 million shares was excluded from the share calculation for the three and nine months ended May 31, 2011 due to a net loss.
(4)	The dilutive effect of the 2018 Convertible notes are included as they were considered dilutive under the “if converted” method as further discussed below. The dilutive effect of the 2026 Convertible notes was excluded from the share calculations as the stock price for each period presented was less than the initial conversion price of $48.05 and therefore considered anti-dilutive.

Dilutive EPS for the three and nine months ended May 31, 2012 was calculated using the more dilutive of two approaches. The first approach includes the dilutive effect of outstanding warrants and shares underlying the 2026 Convertible notes in the share count using the treasury stock method. The second approach supplements the first by including the “if converted” effect of the 2018 Convertible notes issued in March 2011. Under the “if converted method” debt issuance and interest costs, both net of tax, associated with the convertible notes are added back to net earnings and the share count is increased by the 6,045 shares underlying the convertible notes. The 2026 Convertible notes would only be included in the calculation of both approaches if the current stock price is greater than the initial conversion price of $48.05 using the treasury stock method.

	Three Months Ended May 31, 2012		Nine Months Ended May 31, 2012
Net earnings attributable to Greenbrier	$19,117		$51,303
Add back:
Interest and debt issuance costs on the 2018 Convertible notes, net of tax	1,416		4,262

Earnings before interest and debt issuance costs on convertible notes	$20,533		$55,565

Weighted average diluted common shares outstanding	33,862		33,640
Diluted earnings per share	$0.61	(1)	$1.65	(1)

(1)	Diluted earnings per share was calculated as follows:

Earnings before interest and debt issuance costs on convertible notes

Weighted average diluted common shares outstanding

THE GREENBRIER COMPANIES, INC.

Note 9 – Stock Based Compensation

The value of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period, which is generally between one to five years. For the three and nine months ended May 31, 2012, $3.2 million and $6.7 million in compensation expense was recorded for restricted stock grants. For the three and nine months ended May 31, 2011, $2.4 million and $5.0 million in compensation expense was recorded for restricted stock grants.

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

At May 31, 2012 exchange rates, forward exchange contracts for the purchase of Polish Zloty and the sale of Euro aggregated $81.1 million. Adjusting the foreign currency exchange contracts to the fair value of the cash flow hedges at May 31, 2012 resulted in an unrealized pre-tax loss of $2.0 million that was recorded in accumulated other comprehensive loss. The fair value of the contracts is included in Accounts payable and accrued liabilities when there is a loss, or Accounts receivable when there is a gain, on the Consolidated Balance Sheets. As the contracts mature at various dates through December 2013, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations in Interest and foreign exchange.

At May 31, 2012, an interest rate swap agreement had a notional amount of $43.3 million and matures March 2014. The fair value of this cash flow hedge at May 31, 2012 resulted in an unrealized pre-tax loss of $3.1 million. The loss is included in Accumulated other comprehensive loss and the fair value of the contract is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from accumulated other comprehensive loss and charged or credited to interest expense. At May 31, 2012 interest rates, approximately $1.2 million would be reclassified to interest expense in the next 12 months.

Fair Values of Derivative Instruments

(In thousands)	Asset Derivatives			Liability Derivatives
	Balance sheet location	May 31, 2012	August 31, 2011	Balance sheet location	May 31, 2012	August 31, 2011
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$222	$—	Accounts payable and accrued liabilities	$2,090	$2,848
Interest rate swap contracts	Other assets	—	—	Accounts payable and accrued liabilities	3,149	4,386

		$222	$—		$5,239	$7,234

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$64	$—	Accounts payable and accrued liabilities	$282	$525

THE GREENBRIER COMPANIES, INC.

The Effect of Derivative Instruments on the Statement of Operations

Derivatives in cash flow hedging relationships	Location of loss recognized in income on derivative	Loss recognized in income on derivative nine months ended
		May 31, 2012	May 31, 2011
Foreign forward exchange contract	Interest and foreign exchange	$(144)	$(39)

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) nine months ended		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income (effective portion) nine months ended		Location of gain (loss) in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (ineffective portion and amount excluded from effectiveness testing) nine months ended
	5/31/12	5/31/11		5/31/12	5/31/11		5/31/12	5/31/11
Foreign forward exchange contracts	$(3,345)	$450	Revenue	$(3,917)	$599	Interest and foreign exchange	$—	$—
Interest rate swap contracts	(2,503)	2,216	Interest and foreign exchange	(1,266)	(1,339)	Interest and foreign exchange	—	—

	$(5,848)	$2,666		$(5,183)	$(740)		$—	$—

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

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2012	2011	2012	2011
Revenue:
Manufacturing	$370,993	$198,181	$1,004,507	$493,751
Wheel Services, Refurbishment & Parts	128,925	136,888	375,242	359,833
Leasing & Services	24,196	17,769	70,585	51,952
Intersegment eliminations	(16,317)	(35,558)	(86,153)	(104,982)

	$507,797	$317,280	$1,364,181	$800,554

Margin:
Manufacturing	$39,506	$14,813	$95,328	$29,574
Wheel Services, Refurbishment & Parts	13,535	15,115	38,733	34,574
Leasing & Services	8,897	8,222	25,818	24,307

Segment margin total	61,938	38,150	159,879	88,455
Less unallocated expenses:
Selling and administrative	28,784	22,580	76,998	58,212
Gain on disposition of equipment	(2,585)	(1,678)	(8,897)	(6,148)
Interest and foreign exchange	6,560	9,807	18,574	30,646
Loss on extinguishment of debt	—	10,007	—	10,007

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	$29,179	$(2,566)	$73,204	$(4,262)

THE GREENBRIER COMPANIES, INC.

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

In accordance with customary business practices in Europe, the Company has $2.9 million in bank and third party warranty and performance guarantee facilities as of May 31, 2012. To date no amounts have been drawn under these guarantee facilities.

The Company sold 743 railcars during the third quarter of 2012 for which the Company has an obligation, up to a maximum amount of $4.2 million, to support the railcar portfolio meeting a target minimum rate of return. This obligation expires in March 2033. This $4.2 million, which is held in restricted cash, was recorded as a reduction in revenue on the sale of 600 new railcars and a reduction in gain on sale on the sale of the 143 used railcars with a credit to deferred revenue.

At May 31, 2012, the Mexican joint venture had $48.8 million of third party debt outstanding, for which the Company has guaranteed approximately $39.4 million. In addition, the Company, along with its joint venture partner, has committed to contributing $10.0 million to fund the capital expenditures for a fourth manufacturing line, of which the Company will contribute 50%. These amounts will be contributed at various intervals from May 31, 2012 to October 31, 2013. As of May 31, 2012, the Company has contributed $0.4 million.

As of May 31, 2012 the Company has outstanding letters of credit aggregating $6.6 million associated with facility leases and workers compensation insurance.

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

Level 1	–	observable inputs such as unadjusted quoted prices in active markets for identical instruments;
Level 2	–	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and
Level 3	–	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of May 31, 2012 are:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$286	$—	$286	$—
Nonqualified savings plan investments	6,700	6,700	—	—
Cash equivalents	2,001	2,001	—	—

	$8,987	$8,701	$286	$—

Liabilities:
Derivative financial instruments	$5,521	$—	$5,521	$—

(1)	Level 2 assets include derivative financial instruments which are valued based on significant observable inputs. See note 10 Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2011 are:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$—	$—	$—	$—
Nonqualified savings plan investments	6,326	6,326	—	—
Cash equivalents	4,561	4,561	—	—

	$10,887	$10,887	$—	$—

Liabilities:
Derivative financial instruments	$7,759	$—	$7,759	$—

Note 14 – Loss on Extinguishment of Debt

The results of operations for the three and nine months ended May 31, 2011 include a loss on extinguishment of debt of $10.0 million associated with the write-off of unamortized debt acquisition costs of $2.9 million and prepayment premiums and other costs of $7.1 million due to the full retirement of the $235.0 million senior unsecured notes during the third quarter of 2011.

THE GREENBRIER COMPANIES, INC.

Note 15 – Variable Interest Entities

In March 2012, the Company formed a special purpose entity that purchased a 1% interest in three trusts (the “Trusts”) which are 99% owned by a third party. The Company has agreed to sell 1,363 railcars, subject to operating leases, for $115.4 million to the Trusts. This transaction is expected to close in three tranches with the first occurring in May 2012 and the last to occur no later than March 2013.

Gains and losses will be allocated between the Company and the third party equal to their respective ownership interest in the Trusts, with the exception that the Company may be entitled to receive a small portion of excess rent if the actual performance of the Trusts exceeds a target rate of return.

The Company is required to contribute $8.0 million of cash collateral, which is funded ratably as each tranche is closed, into restricted cash accounts to support the railcar portfolio meeting a target rate of return. If the actual return is less than the target return, the third party may withdraw amounts in the restricted cash accounts at certain intervals based on predetermined criteria.

In connection with this transaction, the Company entered into an agreement to provide administrative and remarketing services to the Trusts. The agreement is currently set to expire in March 2033. The Company also entered into an agreement to provide maintenance services to the Trusts during the initial lease term of the railcars. The Company will receive management and maintenance fees under each of the aforementioned agreements.

As of May 31, 2012, the Company has sold 743 railcars to the Trusts for an aggregate value of $61.1 million for which the Company has an obligation, up to a maximum amount of $4.2 million, to support the railcar portfolio meeting a target minimum rate of return. This obligation expires in March 2033. This $4.2 million, which is held in restricted cash, was recorded as a reduction in revenue on the sale of 600 new railcars and a reduction in gain on sale on the sale of the 143 used railcars with a credit to deferred revenue.

The Company has evaluated this relationship under ASC 810-10 and has concluded that the Trusts qualify as variable interest entities and that the Company is not the primary beneficiary. The Company will not consolidate the Trusts and will account for the investments under the equity method of accounting.

As of May 31, 2012, the carrying amount of the Company’s investment in the Trust is $0.6 million which is recorded in Intangibles and Other Assets, net on the Consolidated Balance Sheets.

THE GREENBRIER COMPANIES, INC.

Note 16 – Guarantor/Non Guarantor

The convertible senior notes due 2026 (the Notes) issued on May 22, 2006 are fully and unconditionally and jointly and severally guaranteed by substantially all of Greenbrier’s material 100% owned U.S. subsidiaries: Autostack Company LLC, Greenbrier-Concarril, LLC, Greenbrier Leasing Company LLC, Greenbrier Leasing Limited Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing, L.P., Greenbrier Railcar LLC, Gunderson LLC, Gunderson Marine LLC, Gunderson Rail Services LLC, Meridian Rail Holding Corp., Meridian Rail Acquisition Corp., Meridian Rail Mexico City Corp., Brandon Railroad LLC, Gunderson Specialty Products, LLC and Greenbrier Railcar Leasing, Inc. No other subsidiaries guarantee the Notes including Greenbrier Union Holdings I LLC, Greenbrier Leasing Limited, Greenbrier Europe B.V., Greenbrier Germany GmbH, WagonySwidnica S.A., Zaklad Naprawczy Taboru Kolejowego Olawa sp. z o.o., Gunderson-Concarril, S.A. de C.V., Mexico Meridianrail Services, S.A. de C.V., Greenbrier Railcar Services – Tierra Blanca S.A. de C.V., YSD Doors, S.A. de C.V., Greenbrier-Gimsa, LLC and Gunderson-Gimsa S.A. de C.V.

The following represents the supplemental consolidating condensed financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of May 31, 2012 and August 31, 2011, for the three and nine months ended May 31, 2012 and for the three and nine months ended May 31, 2011. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

    Condensed Consolidating Balance Sheet

    May 31, 2012

    (In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$31,516	$105	$13,294	$—	$44,915
Restricted cash	—	1,859	4,230	—	6,089
Accounts receivable, net	(2,116)	156,593	18,041	(432)	172,086
Inventories	—	139,888	206,586	(352)	346,122
Leased railcars for syndication	—	68,782	—	(2,006)	66,776
Equipment on operating leases, net	—	337,590	—	(2,718)	334,872
Property, plant and equipment, net	4,151	104,225	64,353	—	172,729
Goodwill	—	137,066	—	—	137,066
Intangibles and other assets, net	664,529	94,635	3,871	(678,342)	84,693

	$698,080	$1,040,743	$310,375	$(683,850)	$1,365,348

Liabilities and Equity
Revolving notes	$10,000	$—	$61,430	$—	$71,430
Accounts payable and accrued liabilities	(28,977)	197,594	155,357	3	323,977
Deferred income taxes	4,766	94,880	(9,578)	(1,554)	88,514
Deferred revenue	349	14,505	3,003	15	17,872
Notes payable	294,426	131,745	1,857	—	428,028
Total equity Greenbrier	418,161	602,019	80,295	(682,314)	418,161
Noncontrolling interest	(645)	—	18,011	—	17,366

Total equity	417,516	602,019	98,306	(682,314)	435,527

	$698,080	$1,040,743	$310,375	$(683,850)	$1,365,348

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

    Condensed Consolidating Statement of Operations

    For the three months ended May 31, 2012

    (In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$240,773	$288,085	$(163,928)	$364,930
Wheels Services, Refurbishment & Parts	—	128,100	—	(2,955)	125,145
Leasing & Services	77	17,785	—	(140)	17,722

	77	386,658	288,085	(167,023)	507,797
Cost of revenue
Manufacturing	—	218,964	270,494	(164,034)	325,424
Wheel Services, Refurbishment & Parts	—	114,490	—	(2,880)	111,610
Leasing & Services	—	8,845	—	(20)	8,825

	—	342,299	270,494	(166,934)	445,859
Margin	77	44,359	17,591	(89)	61,938
Selling and administrative	11,287	8,373	9,124	—	28,784
Gain on disposition of equipment	—	(2,585)	—	—	(2,585)

Earnings (loss) from operations	(11,210)	38,571	8,467	(89)	35,739
Other costs
Interest and foreign exchange	4,671	968	1,238	(317)	6,560

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(15,881)	37,603	7,229	228	29,179
Income tax (expense) benefit	3,731	(13,604)	1,350	(132)	(8,655)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(12,150)	23,999	8,579	96	20,524
Earnings (loss) from unconsolidated affiliates	30,761	2,334	—	(32,894)	201

Net earnings (loss)	18,611	26,333	8,579	(32,798)	20,725
Net (earnings) loss attributable to noncontrolling interest	506	—	(1,755)	(359)	(1,608)

Net earnings (loss) attributable to Greenbrier	$19,117	$26,333	$6,824	$(33,157)	$19,117

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

    Condensed Consolidating Statement of Operations

    For the nine months ended May 31, 2012

    (In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$646,114	$757,432	$(455,754)	$947,792
Wheels Services, Refurbishment & Parts	—	372,138	—	(9,350)	362,788
Leasing & Services	824	53,282	—	(505)	53,601

	824	1,071,534	757,432	(465,609)	1,364,181
Cost of revenue
Manufacturing	—	580,775	721,048	(449,359)	852,464
Wheel Services, Refurbishment & Parts	—	333,356	—	(9,301)	324,055
Leasing & Services	—	27,838	—	(55)	27,783

	—	941,969	721,048	(458,715)	1,204,302
Margin	824	129,565	36,384	(6,894)	159,879
Selling and administrative	32,612	21,867	22,519	—	76,998
Gain on disposition of equipment	—	(8,896)	—	(1)	(8,897)

Earnings (loss) from operations	(31,788)	116,594	13,865	(6,893)	91,778
Other costs
Interest and foreign exchange	14,241	2,749	2,457	(873)	18,574

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(46,029)	113,845	11,408	(6,020)	73,204
Income tax (expense) benefit	17,538	(43,326)	3,016	974	(21,798)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(28,491)	70,519	14,424	(5,046)	51,406
Earnings (loss) from unconsolidated affiliates	79,149	924	—	(80,172)	(99)

Net earnings (loss)	50,658	71,443	14,424	(85,218)	51,307
Net (earnings) loss attributable to noncontrolling interest	645	—	(3,445)	2,796	(4)

Net earnings (loss) attributable to Greenbrier	$51,303	$71,443	$10,979	$(82,422)	$51,303

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

    Condensed Consolidating Statement of Cash Flows

    For the nine months ended May 31, 2012

    (In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$50,658	$71,443	$14,424	$(85,218)	$51,307
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	19,418	(9,262)	(4,381)	(974)	4,801
Depreciation and amortization	2,001	22,657	6,000	(55)	30,603
Gain on sales of leased equipment	—	(8,896)	—	(1)	(8,897)
Accretion of debt discount	2,416	—	—	—	2,416
Stock based compensation expense	6,724	—	—	—	6,724
Other	—	783	7	2,796	3,586
Decrease (increase) in assets
Accounts receivable	12,317	7,793	(10,137)	456	10,429
Inventories	—	1,744	(28,540)	48	(26,748)
Leased railcars for syndication	—	(45,566)	—	2,005	(43,561)
Other	986	(427)	3,277	(5,255)	(1,419)
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	(40,919)	47,734	5,606	(20)	12,401
Deferred revenue	(116)	9,246	2,846	15	11,991

Net cash provided by (used in) operating activities	53,485	97,249	(10,898)	(86,203)	53,633

Cash flows from investing activities:
Proceeds from sales of equipment	—	33,253	—	—	33,253
Investment in and net advances to unconsolidated affiliates	(84,403)	(954)	(614)	85,427	(544)
Intercompany advances	3,053	—	—	(3,053)	—
Change in restricted cash	—	254	(4,230)	—	(3,976)
Capital expenditures	(544)	(53,420)	(18,929)	776	(72,117)
Other	—	35	—	—	35

Net cash provided by (used in) investing activities	(81,894)	(20,832)	(23,773)	83,150	(43,349)

Cash flows from financing activities:
Net change in revolving notes with maturities of 90 days or less	(50,000)	—	886	—	(49,114)
Proceeds from revolving notes with maturities longer than 90 days	—	—	56,644	—	56,644
Repayments of revolving notes with maturities longer than 90 days	—	—	(23,573)		(23,573)
Intercompany advances	73,845	(73,995)	(2,903)	3,053	—
Proceeds from notes payable	—	—	2,500	—	2,500
Repayments of notes payable	—	(3,123)	(2,905)	—	(6,028)
Investment by joint venture	—	—	410	—	410
Excess tax benefit	2,670	—	—	—	2,670

Net cash provided by (used in) financing activities	26,515	(77,118)	31,059	3,053	(16,491)

Effect of exchange rate changes	42	277	581	—	900
Decrease in cash and cash equivalents	(1,852)	(424)	(3,031)	—	(5,307)
Cash and cash equivalents
Beginning of period	33,368	529	16,325	—	50,222

End of period	$31,516	$105	$13,294	$—	$44,915

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

Executive Summary

We operate in three primary business segments: Manufacturing; Wheel Services, Refurbishment & Parts; and Leasing & Services. These three business segments are operationally integrated. The Manufacturing segment, operating from facilities in the United States (U.S.), Mexico and Poland, produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. The Wheel Services, Refurbishment & Parts segment performs wheel, axle and bearing servicing; railcar repair, refurbishment and maintenance activities; as well as production and reconditioning of a variety of parts for the railroad industry in North America. The Leasing & Services segment owns approximately 9,000 railcars and provides management services for approximately 218,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. We also produce rail castings through an unconsolidated joint venture. Management evaluates segment performance based on margins.

Multi-year supply agreements are a part of rail industry practice. Customer orders may be subject to cancellations or modifications and contain terms and conditions customary in the industry. In most cases, little variation has been experienced between the quantity ordered and the quantity actually delivered.

Our total manufacturing backlog of railcars as of May 31, 2012 was approximately 11,500 units with an estimated value of $1.14 billion compared to 13,600 units with an estimated value of $1.05 billion as of May 31, 2011. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog. Our railcar and marine backlogs are not necessarily indicative of future results of operations.

Marine backlog as of May 31, 2012 was approximately $25.9 million compared to approximately $250 thousand as of May 31, 2011.

The continued global strengthening of the freight car markets may at times limit the availability of certain components of our products that we source from external suppliers, particularly specialized components such as castings, bolsters and trucks, and this may cause an interruption in production. Prices for steel, a primary component of railcars and barges, and related surcharges have fluctuated significantly and remain volatile. In addition, the price of certain railcar components, which are a product of steel, are affected by steel price fluctuations. New railcar and marine backlog generally either includes fixed price contracts which anticipate material price increases and surcharges, or contracts that contain actual or formulaic pass through of material price increases and surcharges. We are aggressively working to mitigate these exposures. The Company’s integrated business model has helped offset some of the effects of fluctuating steel and scrap steel prices, as a portion of our business segments currently benefit from rising steel scrap prices while other segments benefit from lower steel and scrap steel prices through enhanced margins.

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

THE GREENBRIER COMPANIES, INC.

During the third quarter, we discovered that our Mexico City wheel shop shipped a number of wheel sets which do not conform to American Association of Railroads (“AAR”) mounting standards. The non-conforming wheel sets were used principally at our Mexico City repair shop and on some new railcars manufactured at our Gunderson-GIMSA facility. We conducted a review of our other wheel shops and found no indication of non-conformance in those shops.

We have identified a total of 591 non-conforming wheel sets at our Mexico City wheel shop which could represent a risk of failure. We are working with the AAR and our customers to remove and replace these wheel sets as soon as possible and, to date, approximately 174 wheel sets have been replaced. We currently believe the costs associated with removing and replacing these 591 wheel sets are not likely to exceed approximately $750,000.

We have also identified approximately an additional 9,500 wheel sets at our Mexico City wheel shop that vary from AAR mounting standards, but which we believe do not compromise the safe operation of the railcar or require immediate removal and replacement. We are working with the AAR and our customers to determine an appropriate and efficient approach to address these wheel sets.

While the total costs associated with these wheel sets cannot presently be determined, we do not anticipate that these costs will be material to our results of operations.

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

Income taxes – For financial reporting purposes, income tax expense is estimated based on planned tax return filings. The amounts anticipated to be reported in those filings may change between the time the financial statements are prepared and the time the tax returns are filed. Further, because tax filings are subject to review by taxing authorities, there is also the risk that a position taken in preparation of a tax return may be challenged by a taxing authority. If the taxing authority is successful in asserting a position different than that taken by us, differences in tax expense or between current and deferred tax items may arise in future periods. Such differences, which could have a material impact on our financial statements, would be reflected in the financial statements when management considers them probable of occurring and the amount reasonably estimable. Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized. Our estimates of the realization of deferred tax assets is based on the information available at the time the financial statements are prepared and may include estimates of future income and other assumptions that are inherently uncertain.

Maintenance obligations – We are responsible for maintenance on a portion of the managed and owned lease fleet under the terms of maintenance obligations defined in the underlying lease or management agreement. The estimated maintenance liability is based on maintenance histories for each type, age and mileage of railcar. These estimates involve judgment as to the future costs of repairs and the types and timing of repairs required over the lease term. As we cannot predict with certainty the prices, timing and volume of maintenance needed in the future on railcars under long-term leases, this estimate is uncertain and could be materially different from maintenance requirements. The liability is periodically reviewed and updated based on maintenance trends and known future repair or refurbishment requirements. These adjustments could be material due to the inherent uncertainty in predicting future maintenance requirements. Historically these adjustments have not been significant.

Warranty accruals – Warranty costs to cover a defined warranty period are estimated and charged to cost of revenue. The estimated warranty cost is based on historical warranty claims for each particular product type. For new product types without a warranty history, preliminary estimates are based on historical information for similar product types. These estimates are inherently uncertain as they are based on historical data for existing products and judgment for new products. If warranty claims are made in the current period for issues that have not historically been the subject of warranty claims and were not taken into consideration in establishing the accrual or if claims for issues already considered in establishing the accrual exceed expectations, warranty expense may exceed the accrual for that particular product. Conversely, there is the possibility that claims may be lower than estimates. The warranty accrual is periodically reviewed and updated based on warranty trends. However, as we cannot predict future claims, the potential exists for the difference in any one reporting period to be material. Historically these adjustments have not been significant.

THE GREENBRIER COMPANIES, INC.

Revenue recognition – Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Generally railcars are manufactured, repaired or refurbished and wheel services and parts produced under firm orders from third parties. Revenue is recognized when these products or services are completed, accepted by an unaffiliated customer and contractual contingencies removed. Certain leases are operated under car hire arrangements whereby revenue is earned based on utilization, car hire rates and terms specified in the lease agreement. Car hire revenue is reported from a third party source two months in arrears; however, such revenue is accrued in the month earned based on estimates of use from historical activity and is adjusted to actual as reported. These estimates are inherently uncertain as they involve judgment as to the estimated use of each railcar. Adjustments to actual have historically not been significant. Revenues from construction of marine barges are either recognized on the percentage of completion method during the construction period or on the completed contract method based on the terms of the contract. Under the percentage of completion method, judgment is used to determine a definitive threshold against which progress towards completion can be measured to determine timing of revenue recognition.

Impairment of long-lived assets – When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets are evaluated for impairment. If the forecast undiscounted future cash flows are less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to fair value is recognized in the current period. These estimates are based on the best information available at the time of the impairment and could be materially different if circumstances change. If the forecast undiscounted future cash flows exceeded the carrying amount of the assets it would indicate that the assets were not impaired.

Goodwill and acquired intangible assets – The Company periodically acquires businesses in purchase transactions in which the allocation of the purchase price may result in the recognition of goodwill and other intangible assets. The determination of the value of such intangible assets requires management to make estimates and assumptions. These estimates affect the amount of future period amortization and possible impairment charges.

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The provisions of Accounting Standards Codification (ASC) 350, Intangibles—Goodwill and Other, require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit with its carrying value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. The second step of the goodwill impairment test is required only when the carrying value of the reporting unit exceeds its fair value as determined in the first step. In the second step we would compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The goodwill balance as of May 31, 2012 of $137.1 million relates to the Wheel Services, Refurbishment & Parts segment. Goodwill was tested during the third quarter and the Company concluded that goodwill was not impaired.

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

Three Months Ended May 31, 2012 Compared to Three Months Ended May 31, 2011

Overview

Total revenue for the three months ended May 31, 2012 was $507.8 million, an increase of $190.5 million from revenues of $317.3 million in the prior comparable period. The increase was primarily the result of higher revenues in the manufacturing segment of our business. Manufacturing segment revenues increased $191.4 million due to higher railcar deliveries as a result of increased demand and a higher per unit average selling price.

Net earnings attributable to Greenbrier for the three months ended May 31, 2012 was $19.1 million or $0.61 per diluted common share compared to net loss attributable to Greenbrier of $3.3 million or $0.14 per diluted common share for the three months ended May 31, 2011. The increase in net earnings was primarily attributable to an increase in manufacturing margin in the current period and the $10.0 million loss on extinguishment of debt recognized in the comparable period in the prior year. These factors were partially offset by higher selling and administrative costs associated with operating at higher production levels in the current period.

	Three Months Ended May 31,
(In thousands)	2012	2011
Revenue:
Manufacturing	$364,930	$173,487
Wheel Services, Refurbishment & Parts	125,145	126,317
Leasing & Services	17,722	17,476

	507,797	317,280
Margin:
Manufacturing	39,506	14,813
Wheel Services, Refurbishment & Parts	13,535	15,115
Leasing & Services	8,897	8,222

	61,938	38,150
Less unallocated items:
Selling and administrative	28,784	22,580
Gain on disposition of equipment	(2,585)	(1,678)
Interest and foreign exchange	6,560	9,807
Loss on extinguishment of debt	—	10,007

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	29,179	(2,566)

Income tax benefit (expense)	(8,655)	301

Earnings (loss) before earnings (loss) from unconsolidated affiliates	20,524	(2,265)
Earnings (loss) from unconsolidated affiliates	201	(539)

Net earnings (loss)	20,725	(2,804)
Net earnings attributable to noncontrolling interest	(1,608)	(510)

Net earnings (loss) attributable to Greenbrier	$19,117	$(3,314)

Diluted earnings (loss) per common share	$0.61	$(0.14)

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

Manufacturing revenue includes new railcar and marine production. The following discussion includes all manufacturing facilities.

Manufacturing revenue for the three months ended May 31, 2012 was $364.9 million compared to $173.5 million for the three months ended May 31, 2011, an increase of $191.4 million. Railcar deliveries, which are the primary source of manufacturing revenue, were approximately 4,500 units in the current period compared to approximately 2,200 units in the prior comparable period. The increase in revenue was primarily due to higher railcar deliveries as a result of increased demand and a higher per unit average selling price. We operated at increased production rates on existing production lines and increased capacity with additional lines as compared to the corresponding period in the prior year.

Manufacturing margin as a percentage of revenue for the three months ended May 31, 2012 was 10.8% compared to a margin of 8.5% for the three months ended May 31, 2011. The increase in margin as a percentage of revenue was primarily attributable to efficiencies from operating at higher production rates in the current year, favorable pricing, change in sales mix and inefficiencies in the prior year as we ramped up production at our facilities that were idle.

Wheel Services, Refurbishment & Parts Segment

Wheel Services, Refurbishment & Parts revenue was $125.1 million for the three months ended May 31, 2012 compared to $126.3 million in the comparable period of the prior year. The decrease of $1.2 million was primarily attributable to a decrease in revenue from the wheel services group due to lower demand for wheel set replacements as compared to the prior year due to the unseasonably warm winter in the current year. Cold weather typically causes wheel sets to wear at a faster rate and therefore the warm winter contributed to the decreased demand for wheel set replacements. In addition, an industry wide reduction in coal car loadings contributed to the decreased demand for wheel sets as coal cars are higher mileage cars. The decrease in segment revenue was also attributed to a decrease in scrap metal pricing and scrap metal volumes. These were partially offset by an increase in revenue in the repair group and parts group due to increased demand in these components of the business.

Wheel Services, Refurbishment & Parts margin as a percentage of revenue was 10.8% for the three months ended May 31, 2012 compared to 12.0% for the three months ended May 31, 2011. The decrease in margin as a percentage of revenue was primarily the result of a change in sales mix, decrease in scrap metal pricing and costs associated with replacing a number of wheel sets produced at our Mexico City wheel shop which do not conform to American Association of Railroads mounting standards. As of May 31, 2012 we have accrued approximately $750 thousand to remove and replace these wheel sets.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

Leasing & Services revenue was $17.7 million for the three months ended May 31, 2012 compared to $17.5 million for the comparable period of the prior year. The increase of $0.2 million was primarily a result of higher rents earned on increased volumes of leased railcars for syndication.

Leasing & Services margin as a percentage of revenue was 50.2% for the three months ended May 31, 2012 and 47.0% for the three months ended May 31, 2011. The increase in margin as a percentage of revenue was primarily a result of higher rents earned on increased volumes of leased railcars for syndication.

The percentage of owned units on lease as of May 31, 2012 was 95.5% compared to 96.8% at May 31, 2011.

Selling and Administrative

Selling and administrative expense was $28.8 million or 5.7% of revenue for the three months ended May 31, 2012 compared to $22.6 million or 7.1% of revenue for the prior comparable period, an increase of $6.2 million. The increase was primarily related to higher employee related costs which included an increase in incentive compensation, restoration of salary reductions taken during the down turn, merit increases and other employee related costs. In addition, the revenue-based fees paid to our joint venture partner in Mexico increased due to higher activity levels and we incurred nonrecurring legal and audit fees associated with the structuring of the syndication of 1,363 railcars referred to in Note 15.

Gain on Disposition of Equipment

Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and manage risk and liquidity. Gain on disposition of equipment was $2.6 million for the three months ended May 31, 2012, compared to $1.7 million for the prior comparable period. All of the gain for the three months ended May 31, 2012 was realized on the disposition of leased assets. The three months ended May 31, 2011 included a $0.3 million gain that was realized on the disposition of leased assets and a gain of $1.4 million from insurance proceeds related to the January 2009 fire at one of our Wheel Services, Refurbishment & Parts facilities.

Other Costs

Interest and foreign exchange expense was $6.6 million for the three months ended May 31, 2012, compared to $9.8 million in the prior comparable period.

	Three Months Ended May 31,		Increase (Decrease)
(In thousands)	2012	2011
Interest and foreign exchange:
Interest and other expense	$5,679	$7,882	$(2,203)
Accretion of term loan debt discount	—	1,069	(1,069)
Accretion of convertible debt discount	817	757	60
Foreign exchange loss	64	99	(35)

	$6,560	$9,807	$(3,247)

Interest and other expense decreased due to lower interest rates from refinancing of certain indebtedness. During the third quarter of 2011, we repaid $235.0 million of senior unsecured loans at 8.375% and replaced it with $230.0 million of convertible debt at 3.5%. The change in the accretion of term loan debt discount was due to the June 2011 early repayment of $71.8 million of certain term debt.

THE GREENBRIER COMPANIES, INC.

Income Tax

The tax rate for the three months ended May 31, 2012 was 29.7% as compared to 11.7% in the prior comparable period. The provision for income taxes is based on projected consolidated results of operations and geographical mix of earnings for the entire year which results in an estimated 33.3% annual effective tax rate before the impact of discrete items, including changes in estimated state tax rates. The effective tax rate fluctuates from period to period due to the geographical mix of pre-tax earnings and losses and minimum tax requirements in certain local jurisdictions.

Earnings (Loss) from Unconsolidated Affiliates

Earnings from unconsolidated affiliates were $0.2 million for the three months ended May 31, 2012 and a loss of $0.5 million for the three months ended May 31, 2011. Earnings (loss) for the three months ended May 31, 2012 and for the prior comparable period include our share of the results from operations from our castings joint venture and from WLR – Greenbrier Rail Inc. The increase in earnings for the three months ended May 31, 2012 as compared to the prior comparable period relates to our castings joint venture resuming operations during the third quarter of 2011 after being idle.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $1.6 million for the three months ended May 31, 2012 and $0.5 million for the three months ended May 31, 2011 and primarily represents our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The change was primarily due to higher railcar deliveries during the current quarter.

THE GREENBRIER COMPANIES, INC.

Nine Months Ended May 31, 2012 Compared to Nine Months Ended May 31, 2011

Overview

Total revenue for the nine months ended May 31, 2012 was $1.4 billion, an increase of $0.6 billion from revenues of $0.8 billion in the prior comparable period. The increase was a result of higher revenue in all three segments of our business. Manufacturing segment revenues accounted for $0.5 billion of the increase due to higher railcar deliveries as a result of increased demand and a higher per unit average selling price.

Net earnings attributable to Greenbrier for the nine months ended May 31, 2012 was $51.3 million or $1.65 per diluted common share compared to net loss attributable to Greenbrier of $6.2 million or $0.27 per diluted common share for the nine months ended May 31, 2011. The increase in net earnings was primarily attributable to an increase in manufacturing margin and a decrease in interest and foreign exchange in the current year in addition to a $10.0 million loss on extinguishment of debt recognized in the prior comparable period. These were partially offset by higher selling and administrative costs associated with operating at higher production levels in the current period.

	Nine Months Ended May 31,
(In thousands)	2012	2011
Revenue:
Manufacturing	$947,792	$415,548
Wheel Services, Refurbishment & Parts	362,788	333,600
Leasing & Services	53,601	51,406

	1,364,181	800,554
Margin:
Manufacturing	95,328	29,574
Wheel Services, Refurbishment & Parts	38,733	34,574
Leasing & Services	25,818	24,307

	159,879	88,455
Less unallocated items:
Selling and administrative	76,998	58,212
Gain on disposition of equipment	(8,897)	(6,148)
Interest and foreign exchange	18,574	30,646
Loss on extinguishment of debt	—	10,007

Earnings (loss) before income taxes and loss from unconsolidated affiliates	73,204	(4,262)

Income tax benefit (expense)	(21,798)	812

Earnings (loss) before loss from unconsolidated affiliates	51,406	(3,450)
Loss from unconsolidated affiliates	(99)	(1,700)

Net earnings (loss)	51,307	(5,150)
Net earnings attributable to noncontrolling interest	(4)	(1,019)

Net earnings (loss) attributable to Greenbrier	$51,303	$(6,169)

Diluted earnings (loss) per common share	$1.65	$(0.27)

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

Manufacturing revenue includes new railcar and marine production. The following discussion includes all manufacturing facilities.

Manufacturing revenue for the nine months ended May 31, 2012 was $947.8 million compared to $415.5 million for the nine months ended May 31, 2011, an increase of $532.3 million. Railcar deliveries, which are the primary source of manufacturing revenue, were approximately 11,500 units in the current period compared to approximately 5,400 units in the prior comparable period. The increase in revenue was primarily due to higher railcar deliveries as a result of increased demand and a higher per unit average selling price. We operated at increased production rates on existing production lines and increased capacity with additional lines as compared to the corresponding period in the prior year.

Manufacturing margin as a percentage of revenue for the nine months ended May 31, 2012 was 10.1% compared to a margin of 7.1% for the nine months ended May 31, 2011. The increase in margin as a percentage of revenue was primarily attributable to efficiencies from operating at higher production rates in the current year, favorable pricing and inefficiencies in the prior year as we ramped up production at our facilities that were idle.

Wheel Services, Refurbishment & Parts Segment

Wheel Services, Refurbishment & Parts revenue was $362.8 million for the nine months ended May 31, 2012 compared to $333.6 million in the comparable period of the prior year. The increase of $29.2 million was primarily attributable to higher sales volumes in all three components of this segment due to higher demand and an increase in scrap metal pricing.

Wheel Services, Refurbishment & Parts margin as a percentage of revenue was 10.7% for the nine months ended May 31, 2012 compared to 10.4% for the nine months ended May 31, 2011. The increase in margin as a percentage of revenue was primarily the result of efficiencies of operating at higher volumes and an increase in scrap metal pricing. This was partially offset by operating inefficiencies in repair and refurbishment as we train new employees and costs associated with replacing a number of wheel sets produced at our Mexico City wheel shop which do not conform to American Association of Railroads mounting standards.

Leasing & Services Segment

Leasing & Services revenue was $53.6 million for the nine months ended May 31, 2012 compared to $51.4 million for the comparable period of the prior year. The increase of $2.2 million was primarily a result of higher rents earned on increased volumes of leased railcars for syndication, partially offset by the discontinuation of a certain management services contract in the second quarter of 2011.

Leasing & Services margin as a percentage of revenue was 48.2% for the nine months ended May 31, 2012 and 47.3% for the nine months ended May 31, 2011. The increase in margin as a percentage of revenue was primarily a result of an increase in lease rates and higher rents earned on increased volumes of leased railcars for syndication which was partially offset by the discontinuation of a certain management services contract in the second quarter of 2011.

THE GREENBRIER COMPANIES, INC.

Selling and Administrative

Selling and administrative expense was $77.0 million or 5.6% of revenue for the nine months ended May 31, 2012 compared to $58.2 million or 7.3% of revenue for the comparable prior period, an increase of $18.8 million. The increase was primarily related to higher employee related costs which included an increase in incentive compensation, restoration of salary reductions taken during the down turn, merit increases and other employee related costs. In addition, the revenue based-fees paid to our joint venture partner in Mexico increased due to higher activity levels and we incurred nonrecurring legal and audit fees associated with the structuring of the syndication of 1,363 railcars referred to in Note 15.

Gain on Disposition of Equipment

Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and manage risk and liquidity. Gain on disposition of equipment was $8.9 million for the nine months ended May 31, 2012, compared to $6.1 million for the comparable prior period. All of the current year’s gain was realized on the disposition of leased assets. The prior year included a $2.9 million gain that was realized on the disposition of leased assets and a gain of $3.2 million of insurance proceeds related to the January 2009 fire at one of our Wheel Services, Refurbishment & Parts facilities.

Other Costs

Interest and foreign exchange expense was $18.6 million for the nine months ended May 31, 2012, compared to $30.6 million in the prior comparable period.

	Nine Months Ended May 31,		Increase (Decrease)
(In thousands)	2012	2011
Interest and foreign exchange:
Interest and other expense	$16,828	$25,057	$(8,229)
Accretion of term loan debt discount	—	3,207	(3,207)
Accretion of convertible debt discount	2,416	2,239	177
Foreign exchange (gain) loss	(670)	143	(813)

	$18,574	$30,646	$(12,072)

Interest and other expenses decreased due to lower interest rates from refinancing of certain indebtedness. During the third quarter of 2011, we repaid $235.0 million of senior unsecured loans at 8.375% and replaced it with $230.0 million of convertible debt at 3.5%. The change in the accretion of term loan debt discount was due to the June 2011 early repayment of $71.8 million of certain term debt.

Income Tax

The tax rate for the nine months ended May 31, 2012 was 29.8% as compared to 19.1% in the prior comparable period. The tax rate for the nine months ended May 31, 2012 includes the benefit related to a release of valuation allowances previously placed on net deferred tax assets in foreign jurisdictions. Management believes it is more likely than not that the deferred tax assets will be realized and has recorded the benefit of those deferred tax assets during the second quarter of 2012. The provision for income taxes is based on projected consolidated results of operations and geographical mix of earnings for the entire year which results in an estimated 33.3% annual effective tax rate before the impact of discrete items, including changes in estimated state tax rates. The effective tax rate fluctuates from period to period due to the geographical mix of pre-tax earnings and losses and minimum tax requirements in certain local jurisdictions.

THE GREENBRIER COMPANIES, INC.

Loss from Unconsolidated Affiliates

Losses from unconsolidated affiliates were $0.1 million for the nine months ended May 31, 2012 and $1.7 million for the nine months ended May 31, 2011. Losses for the nine months ended May 31, 2012 and for the comparable prior period include our share of the results from operations from our castings joint venture and from WLR – Greenbrier Rail Inc. The increase in earnings for the nine months ended May 31, 2012 as compared to the prior comparable period relates to our castings joint venture resuming operations during the third quarter of 2011 after being idle.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was negligible for the nine months ended May 31, 2012 and $1.0 million for the nine months ended May 31, 2011 and primarily represents our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales.

THE GREENBRIER COMPANIES, INC.

Liquidity and Capital Resources

(In thousands)
	Nine Months Ended
	May 31, 2012	May 31, 2011
Net cash provided by (used in) operating activities	$53,633	$(77,307)
Net cash used in investing activities	(43,349)	(46,129)
Net cash provided by (used in) financing activities	(16,491)	58,483
Effect of exchange rate changes	900	391

Net decrease in cash and cash equivalents	$(5,307)	$(64,562)

We have been financed through operations, borrowings and issuance of stock. At May 31, 2012, cash and cash equivalents were $44.9 million, a decrease of $5.3 million from $50.2 million at August 31, 2011.

Cash provided by operating activities was $53.6 million for the nine months ended May 31, 2012 compared to cash used in operating activities of $77.3 million for the nine months ended May 31, 2011. The change from the prior year was primarily due to increased profitability and a change in the timing of working capital needs.

Cash used in investing activities, primarily for capital expenditures, was $43.3 million for the nine months ended May 31, 2012 compared to $46.1 million in the prior comparable period.

Capital expenditures totaled $72.1 million for the nine months ended May 31, 2012 and $59.7 million for the nine months ended May 31, 2011. Of these capital expenditures, approximately $42.5 million and $30.4 million were attributable to Leasing & Services operations. Proceeds from sales of equipment were $33.3 million for the nine months ended May 31, 2012 and $14.2 million in the comparable prior period. Leasing & Services capital expenditures for 2012, net of proceeds of $39.0 million from sales of railcar equipment, are expected to be approximately $25.0 million. We regularly sell assets from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures.

Approximately $21.4 million and $14.3 million of capital expenditures for the nine months ended May 31, 2012 and the comparable prior period were attributable to Manufacturing operations. Capital expenditures for Manufacturing operations are expected to be approximately $33.0 million in 2012 and primarily relate to production line enhancements and expansions at existing manufacturing facilities.

Wheel Services, Refurbishment & Parts capital expenditures for the nine months ended May 31, 2012 and the comparable prior period were $8.2 million and $15.0 million. Capital expenditures are expected to be approximately $14.0 million in 2012 for maintenance and improvement of existing facilities and some growth.

Cash used in financing activities was $16.5 million for the nine months ended May 31, 2012 compared to cash provided by financing activities of $58.5 million for the nine months ended May 31, 2011. During the nine months ended May 31, 2012, we received $2.5 million in proceeds from the issuance of notes payable and $0.4 million in investment by joint venture partner. This was offset by $16.0 million in net repayments from revolving notes borrowings and $6.0 million in repayments of notes payable. During the nine months ended May 31, 2011 we received $230.0 million in proceeds from a new convertible loan, net of $7.9 million in debt issuance costs, and $1.3 million from a new term loan, $62.8 million in net proceeds from an equity offering and $10.9 million in net proceeds from revolving notes borrowings and repaid $238.6 million in senior notes and other term debt.

THE GREENBRIER COMPANIES, INC.

Senior secured credit facilities, consisting of three components, aggregated to $357.0 million as of May 31, 2012.

As of May 31, 2012 a $290.0 million revolving line of credit secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, maturing June 2016, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of May 31, 2012, lines of credit totaling $17.0 million secured by certain of our European assets, with various variable rates, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from December 2012 through June 2013.

As of May 31, 2012 our Mexican joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $20.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5% and are due 180 days after the date of borrowing. The outstanding advances as of May 31, 2012 have maturities that range from June 2012 to November 2012. The Mexican joint venture will be able to draw against this facility through July 2012. The second line of credit provides up to $30.0 million and is guaranteed by each of the joint venture partners, including our company. Advances under this facility bear interest at LIBOR plus 2.0% and are due 180 days after the date of borrowing. The outstanding advances as of May 31, 2012 mature in July 2012. The Mexican joint venture will be able to draw against this facility through February 2015.

As of May 31, 2012 outstanding borrowings under the senior secured credit facilities consisted of $6.6 million in letters of credit and $10.0 million in revolving notes outstanding under the North American credit facility, $13.2 million outstanding under the European credit facilities and $48.2 million outstanding under the Mexican joint venture credit facilities.

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

Available borrowings under our credit facilities are generally limited by defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios. We had an aggregate of $279.0 million available to draw down under the committed credit facilities as of May 31, 2012. This amount consists of $273.4 million available on the North American credit facility, $3.8 million on the European credit facilities and $1.8 million on the Mexican joint venture credit facilities as of May 31, 2012.

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

In addition to third party financing, we have provided financing for a portion of the working capital needs of our Mexican joint venture through a secured, interest bearing loan. The balance of the loan was $17.3 million as of May 31, 2012. As of May 31, 2012, the Mexican joint venture had $48.8 million of third party debt, of which we have guaranteed approximately $39.4 million.

In accordance with customary business practices in Europe, we have $2.9 million in bank and third party warranty and performance guarantee facilities as of May 31, 2012. To date no amounts have been drawn under these guarantee facilities.

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

Foreign Currency Exchange Risk

We have operations in Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At May 31, 2012, $81.1 million of forecast sales in Europe were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At May 31, 2012, net assets of foreign subsidiaries aggregated $29.4 million and a 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in equity of $2.9 million, or 0.7% of Total equity Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $43.3 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At May 31, 2012, 68% of our outstanding debt had fixed rates and 32% had variable rates. At May 31, 2012, a uniform 10% increase in interest rates would result in approximately $0.4 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits

(a)	List of Exhibits:

10.1	Form of Employee Restricted Stock Agreement (time and performance)

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Equity and Comprehensive Income (Loss) (iv) the Consolidated Statements of Cash Flows; (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: June 28, 2012	By:	/s/ Mark J. Rittenbaum
Mark J. Rittenbaum Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: June 28, 2012	By:	/s/ James W. Cruckshank
James W. Cruckshank Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)