Form 10-K
period 2012-08-31
GREENBRIER COMPANIES INC
filed 2012-11-01
CIK 923120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes          No  X

Aggregate market value of the Registrant’s Common Stock held by non-affiliates as of February 29, 2012 (based on the closing price of such shares on such date) was $609,194,356.

The number of shares outstanding of the Registrant’s Common Stock on October 24, 2012 was 27,142,911, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held on January 9, 2013 are incorporated by reference into Parts II and III of this Report.

THE GREENBRIER COMPANIES, INC.

FORM 10-K

The Greenbrier Companies 2012 Annual Report

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

•	ability to renew, maintain or obtain sufficient credit facilities and financial guarantees on acceptable terms;
•	ability to utilize beneficial tax strategies;
•	ability to grow our businesses;
•	ability to obtain lease and sales contracts which provide adequate protection against changes in interest rates and increased costs of materials and components;
•	ability to obtain adequate insurance coverage at acceptable rates;
•	ability to obtain adequate certification and licensing of products; and
•	short-term and long-term revenue and earnings effects of the above items.

The following factors, among others, could cause actual results or outcomes to differ materially from the forward-looking statements:

•	fluctuations in demand for newly manufactured railcars or marine barges;
•	fluctuations in demand for wheel services, refurbishment and parts;
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

•	ability to renew or replace expiring customer contracts on satisfactory terms;
•	ability to obtain and execute suitable contracts for leased railcars for syndication;
•	lower than anticipated lease renewal rates, earnings on utilization based leases or residual values for leased equipment;
•	discovery of defects in railcars resulting in increased warranty costs or litigation;
•	resolution or outcome of pending or future litigation and investigations;
•	natural disasters or severe weather patterns that may affect either us, our suppliers or our customers;

The Greenbrier Companies 2012 Annual Report	1

•	loss of business from, or a decline in the financial condition of, any of the principal customers that represent a significant portion of our total revenues;
•

competitive factors, including introduction of competitive products, new entrants into certain of our markets, price pressures, limited customer base, and competitiveness of our manufacturing facilities and products;

•	industry overcapacity and our manufacturing capacity utilization;
•	decreases or write-downs in carrying value of inventory, goodwill, intangibles or other assets due to impairment;
•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;
•	changes in future maintenance or warranty requirements;
•	ability to adjust to the cyclical nature of the industries in which we operate;
•	changes in interest rates and financial impacts from interest rates;
•	ability and cost to maintain and renew operating permits;
•	actions by various regulatory agencies including potential environmental remediation obligations;
•	changes in fuel and/or energy prices;
•	risks associated with our intellectual property rights or those of third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;
•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;
•	availability of a trained work force and availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;
•	failure to successfully integrate acquired businesses;
•	discovery of previously unknown liabilities associated with acquired businesses;
•	failure of or delay in implementing and using new software or other technologies;
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

2	The Greenbrier Companies 2012 Annual Report

PART I

Item 1.	BUSINESS

Introduction

We are one of the leading designers, manufacturers and marketers of railroad freight car equipment in North America and Europe, a manufacturer and marketer of ocean-going marine barges in North America and a leading provider of wheel services, railcar refurbishment and parts, leasing and other services to the railroad and related transportation industries in North America.

We operate an integrated business model in North America that combines freight car manufacturing, wheel services, repair and refurbishment, component parts reconditioning, leasing and fleet management services. Our model is designed to provide customers with a comprehensive set of freight car solutions utilizing our substantial engineering, mechanical and technical capabilities as well as our experienced commercial personnel. This model allows us to develop cross-selling opportunities and synergies among our various business segments and to enhance our margins. We believe our integrated model is difficult to duplicate and provides greater value for our customers.

We operate in three primary business segments: Manufacturing; Wheel Services, Refurbishment & Parts; and Leasing & Services. Financial information about our business segments for the years ended August 31, 2012, 2011 and 2010 is located in Note 20 Segment Information to our Consolidated Financial Statements.

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

Products and Services

Manufacturing

North American Railcar Manufacturing - We manufacture a broad array of railcar types in North America which includes most railcar types other than coal cars. We have demonstrated an ability to capture high market shares in many of the car types we produce. The primary products we produce for the North American market are:

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

Conventional Railcars - We produce a wide range of boxcars, which are used in the transport of forest products, automotive, perishables, general merchandise and commodities. We also produce a variety of covered hopper cars for the grain, energy, sand and cement industries as well as gondolas for the steel and metals markets and various other conventional railcar types, including our proprietary Auto-Max car. Our flat car products include center partition cars for the forest products industry, bulkhead flat cars, flat cars for automotive transportation and solid waste service flat cars.

Tank Cars - We produce a variety of tank cars that are designed for the transportation of products such as caustic soda, urea ammonium nitrate, vegetable oils, bio-diesel, ethanol and various other products for the North American market. We continue to expand our product line and capacity.

The Greenbrier Companies 2012 Annual Report	3

European Railcar Manufacturing - Our European manufacturing operation produces a variety of railcar (wagon) types, including a comprehensive line of pressurized tank cars for liquid petroleum gas and ammonia and non-pressurized tank cars for light oil, chemicals and other products. In addition, we produce flat cars, coil cars for the steel and metals market, coal cars for both the continental European and United Kingdom markets, gondolas, sliding wall cars and automobile transporter cars. Although no formal statistics are available for the European market, we believe we are one of the leading new freight car manufacturers.

Marine Vessel Fabrication - Our Portland, Oregon manufacturing facility, located on a deep-water port on the Willamette River, includes marine vessel fabrication capabilities. The marine facilities also increase utilization of steel plate burning and fabrication capacity providing flexibility for railcar production. United States (U.S.) coastwise law, commonly referred to as the Jones Act, requires all commercial vessels transporting merchandise between ports in the U.S. to be built, owned, operated and manned by U.S. citizens and to be registered under the U.S. flag. We manufacture a broad range of Jones Act ocean-going and river barges for transporting merchandise between ports within the U.S. including conventional deck barges, double-hull tank barges, railcar/deck barges, barges for aggregates and other heavy industrial products and dump barges. Our primary focus is on the larger ocean-going vessels and coal carrying river barges although the facility has the capability to compete in other marine related products.

Wheel Services, Refurbishment & Parts

Wheel Services, Railcar Repair, Refurbishment and Component Parts Manufacturing - We believe we operate the largest independent wheel services, repair, refurbishment and component parts networks in North America, operating in 39 locations. Our wheel shops, operating in 12 locations, provide complete wheel services including reconditioning of wheels, axles and roller bearings in addition to new axle machining and finishing and axle downsizing. Our network of railcar repair and refurbishment shops, operating in 23 locations, performs heavy railcar repair and refurbishment, as well as routine railcar maintenance. We are actively engaged in the repair and refurbishment of railcars for third parties, as well as of our own leased and managed fleet. Our component parts facilities, operating in 4 locations, recondition railcar cushioning units, couplers, yokes, side frames, bolsters and various other parts. We also produce roofs, doors and associated parts for boxcars.

Leasing & Services

Leasing - Our relationships with financial institutions, combined with our ownership of a lease fleet of approximately 11,000 railcars, enables us to offer flexible financing programs including operating leases and “by the mile” leases to our customers. As an equipment owner, we participate principally in the operating lease segment of the market. The majority of our leases are “full service” leases whereby we are responsible for maintenance and administration. Maintenance of the fleet is provided, in part, through our own facilities and engineering and technical staff. Assets from our owned lease fleet are periodically sold to take advantage of market conditions, manage risk and maintain liquidity.

4	The Greenbrier Companies 2012 Annual Report

Management Services - Our management services business offers a broad array of software and services that include railcar maintenance management, railcar accounting services (such as billing and revenue collection, car hire receivable and payable administration), total fleet management (including railcar tracking using proprietary software), administration and railcar remarketing. Frequently, we originate leases of railcars, which are either newly built or refurbished by us, with railroads or shippers, and sell the railcars and attached leases to financial institutions and subsequently provide management services under multi-year agreements. We currently own or provide management services for a fleet of approximately 230,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America.

	Fleet Profile(1) As of August 31, 2012
	Owned Units(2)	Managed Units	Total Units
Customer Profile:
Class I Railroads	3,369	91,027	94,396
Leasing Companies	153	94,064	94,217
Non-Class I Railroads	1,474	18,067	19,541
Shipping Companies	3,787	15,862	16,649
Off-lease	707	–	707
En route to Customer Location	1,351	–	1,351

Total Units	10,841	219,020	229,861

(1)	Each platform of a railcar is treated as a separate unit.
(2)	Percent of owned units on lease is 93.5% with an average remaining lease term of 2.2 years. The average age of owned units is 15 years.

Backlog

The following table depicts our reported third party railcar backlog in number of railcars and estimated future revenue value attributable to such backlog, at the dates shown:

	August 31,
	2012	2011	2010
New railcar backlog units(1)	10,700	15,400	5,300
Estimated future revenue value (in millions)(2)	$1,200	$1,230	$420
(1)	Each platform of a railcar is treated as a separate unit.
(2)	Subject to change based on finalization of product mix.

Customer orders may be subject to cancellations or modifications and contain terms and conditions customary in the industry. In most cases, little variation has been experienced between the quantity ordered and the quantity actually delivered. Our railcar and marine backlogs are not necessarily indicative of future results of operations.

Multi-year supply agreements are a part of rail industry practice. Our total manufacturing backlog of railcars as of August 31, 2012 was approximately 10,700 units with an estimated value of $1.20 billion, compared to 15,400 units valued at $1.23 billion as of August 31, 2011. Based on current production plans, approximately 7,300 units in the August 31, 2012 backlog are scheduled for delivery in 2013. The balance of the production is scheduled for delivery through 2014. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog.

Marine backlog as of August 31, 2012 was approximately $25 million compared to no backlog as of August 31, 2011. In addition, we were awarded a letter of intent for 15 barges valued at $60 million subject to significant permitting and other conditions.

The Greenbrier Companies 2012 Annual Report	5

Customers

Our customers include railroads, leasing companies, shippers, carriers and transportation companies. We have strong, long-term relationships with many of our customers. We believe that our customers’ preference for high quality products, our technological leadership in developing innovative products and competitive pricing of our railcars have helped us maintain our long-standing relationships with our customers.

In 2012, revenue from three customers together, TTX Company (TTX), Union Pacific Railroad (UP) and BNSF Railway Company (BNSF) accounted for approximately 53% of total revenue, 15% of Leasing & Services revenue, 48% of Wheel Services, Refurbishment & Parts revenue and 57% of Manufacturing revenue. No other customers accounted for more than 10% of total revenue.

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

Certain materials and components are periodically in short supply which could potentially impact production at our new railcar and refurbishment facilities. In an effort to mitigate shortages and reduce supply chain costs, we have entered into strategic alliances and multi-year arrangements for the global sourcing of certain components, increased our replacement parts business and continue to pursue strategic opportunities to protect and enhance our supply chain.

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

In 2012, the top ten suppliers for all inventory purchases accounted for approximately 43% of total purchases. Amsted Rail Company, Inc. accounted for 20% of total inventory purchases in 2012. No other suppliers accounted for more than 10% of total inventory purchases. The Company believes it maintains good relationships with its suppliers.

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

We believe that we are among the top five European railcar manufacturers, which maintain a combined market share of approximately 80%. European freight car manufacturers are largely located in central and eastern Europe where labor rates are lower and work rules are more flexible.

Competition in the wheel services, refurbishment and parts business is dependent on the type of product or service provided. There are many competitors in the railcar repair and refurbishment business and an increasing number of competitors in the wheel services and other parts businesses. We believe we are one of the largest non-railroad providers of wheel services and refurbishment services. We compete primarily on the basis of quality, timeliness of delivery, customer service, price and engineering expertise.

6	The Greenbrier Companies 2012 Annual Report

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

Through our customer relationships, insights are derived into the potential need for new products and services. Marketing and engineering personnel collaborate to evaluate opportunities and identify and develop new products. For example, we continue to expand our tank car and covered hopper product offerings in North America. Research and development costs incurred during the years ended August 31, 2012, 2011 and 2010 were $2.0 million, $3.0 million and $2.6 million.

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

Environmental Matters

We are subject to national, state and local environmental laws and regulations concerning, among other matters, air emissions, wastewater discharge, solid and hazardous waste disposal and employee health and safety. Prior to acquiring facilities, we usually conduct investigations to evaluate the environmental condition of subject properties and may negotiate contractual terms for allocation of environmental exposure arising from prior uses. We operate our facilities in a manner designed to maintain compliance with applicable environmental laws and regulations. Environmental studies have been conducted on certain of our owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary.

Our Portland, Oregon manufacturing facility is located adjacent to the Willamette River. We have entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which we agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. We are also conducting groundwater remediation relating to a historical spill on the property which precedes our ownership.

Portland Harbor Site

The U.S. Environmental Protection Agency (EPA) has classified portions of the river bed of the Portland Harbor, including the portion fronting our manufacturing facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the “Portland Harbor Site”). We, along with more than 140 other parties, have

The Greenbrier Companies 2012 Annual Report	7

received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised us that we may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including us (the “Lower Willamette Group” or “LWG”), have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (“RI/FS”) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The EPA-mandated RI/FS is being conducted by the LWG and has cost over $90 million over an 11-year period. We have agreed to initially bear a percentage of the total costs incurred by the LWG in connection with the investigation. Our aggregate expenditure has not been material over the 11-year period. Some or all of any such outlay may be recoverable from other responsible parties. The investigation is expected to continue for at least two more years and additional costs are expected to be incurred. We cannot estimate the amount of such investigation costs at this time.

Eighty-three parties, including the State of Oregon and the federal government, have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately 110 additional parties have signed tolling agreements related to such allocations. On April 23, 2009, we and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc.et al, US District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has now been stayed by the court, pending completion of the RI/FS. Although, as described below, the draft feasibility study has been submitted, the RI/FS will not be complete until the EPA approves it, which is not likely to occur until at least 2014.

A draft of the remedial investigation study was submitted to the EPA on October 27, 2009. The draft feasibility study was submitted to the EPA on March 30, 2012. The draft feasibility study evaluates several alternative cleanup approaches. The approaches submitted would take from 2 to 28 years with costs ranging from $169 million to $1.8 billion for cleanup of the entire Portland Harbor Site, depending primarily on the selected remedial action levels. The draft feasibility study suggests costs ranging from $9 million to $163 million for cleanup of the area of the Willamette River adjacent to our Portland, Oregon manufacturing facility, depending primarily on the selected remedial action level.

The draft feasibility study does not address responsibility for the costs of clean-up or allocate such costs among the potentially responsible parties, or define precise boundaries for the cleanup. Responsibility for funding and implementing the EPA’s selected cleanup will be determined after the issuance of the Record of Decision. Based on the investigation to date, we believe that we did not contribute in any material way to the damage of natural resources in the Portland Harbor Site and that the damage in the area of the Portland Harbor Site adjacent to our property precedes our ownership of the Portland, Oregon manufacturing facility. Because these environmental investigations are still underway, sufficient information is currently not available to determine our liability, if any, for the cost of any required remediation of the Portland Harbor Site or to estimate a range of potential loss. Based on the results of the pending investigations and future assessments of natural resource damages, we may be required to incur costs associated with additional phases of investigation or remedial action, and may be liable for damages to natural resources. In addition, we may be required to perform periodic maintenance dredging in order to continue to launch vessels from our launch ways in Portland, Oregon, on the Willamette River, and the river’s classification as a Superfund site could result in some limitations on future dredging and launch activities. Any of these matters could adversely affect our business and Consolidated Financial Statements, or the value of our Portland property.

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

8	The Greenbrier Companies 2012 Annual Report

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

Employees

As of August 31, 2012, we had 7,396 full-time employees, consisting of 5,515 employees in Manufacturing, 1,724 in Wheel Services, Refurbishment & Parts and 157 employees in Leasing & Services and corporate. In Poland, 383 employees are represented by unions. At our Frontera, Mexico joint venture manufacturing facility, 1,629 employees are represented by a union. At our Sahagun, Mexico facility, 746 employees are represented by a union. In addition to our own employees, 1,117 union employees work at our Sahagun, Mexico railcar manufacturing facility under our services agreement with Bombardier Transportation, Inc. At our Wheel Services, Refurbishment & Parts locations, 61 employees, in Mexico, are represented by unions. We believe that our relations with our employees are generally good.

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

The ongoing uncertainty and volatility in the financial markets related to the U.S. budget deficit, the European sovereign debt crisis and the state of the worldwide economic recovery may adversely affect our operating results.

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

The Greenbrier Companies 2012 Annual Report	9

addition, the European crisis is contributing to instability in global credit markets. If global economic and market conditions, or economic conditions in Europe, the U.S. or other key markets, remain uncertain, persist, or deteriorate further, our customers may respond by suspending, delaying or reducing their capital expenditures and equipment maintenance budgets, which may adversely affect our cash flows and results of operations. We could also be adversely affected by the negative impact on economic growth resulting from the combination of federal income tax increases and government spending restrictions potentially occurring at the end of calendar year 2012 in the U.S. (commonly referred to as the “fiscal cliff”).

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

We face aggressive competition by a concentrated group of competitors and a number of factors may influence our performance and if we are unable to compete successfully, our market share, margin and results of operations may be adversely affected.

We face aggressive competition by a concentrated group of competitors in all geographic markets and in each area of our business. The railcar manufacturing and repair industry is intensely competitive and we expect it to remain so in the foreseeable future. Competitive factors, including introduction of competitive products, new entrants into certain of our markets, price pressures, limited customer base and the relative competitiveness of our manufacturing facilities and products affect our ability to compete effectively. In addition, new technologies or the introduction of new railcars or other product offerings by our competitors could render our products obsolete or less competitive. If we do not compete successfully, our market share, margin and results of operation may be adversely affected.

A number of factors may influence our performance, including without limitation: fluctuations in the demand for newly manufactured railcars or marine barges; fluctuations in demand for wheel services, refurbishment and parts; our ability to adjust to the cyclical nature of the industries in which we operate; delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase the amount of products or services under the contracts as anticipated; our customers may be financially unable to pay for products and services already provided; domestic and global economic conditions including such matters as embargoes or quotas; growth or reduction in the surface transportation industry; steel and specialty component price fluctuations and availability, scrap surcharges, steel scrap prices and other commodity price fluctuations and their impact on product demand and margin; loss of business from, or a decline in the financial condition of, any of the principal customers that represent a significant portion of our total revenues; industry overcapacity and our manufacturing capacity utilization; and other risks, uncertainties and factors. If we are unfavorably affected by any of these factors, our market share, margin and results of operation may be adversely affected.

A change in our product mix due to shifts in demand could have an adverse effect on our profitability.

We manufacture and repair a variety of railcars. The demand for specific types of these railcars and mix of refurbishment work varies from time to time. These shifts in demand could affect our margins and could have an adverse effect on our profitability. Currently a portion of our backlog and railcar demand includes a concentrated product mix of covered hoppers and tank cars used in energy related transportation. A sudden change in this

10	The Greenbrier Companies 2012 Annual Report

market could have an adverse effect on our profitability. For example, a change in environmental regulations, competitive pricing, pipeline capacity and other factors could reduce demand for railcars in the energy transportation industry.

A failure to design or manufacture products or technologies or to achieve timely certification or market acceptance of new products or technologies could have an adverse effect on our profitability.

We continue to introduce new railcar products and technologies, and we periodically accept orders prior to receipt of railcar certification or proof of ability to manufacture a quality product that meets customer standards. We could be unable to successfully design or manufacture these new railcar products and technologies. Our inability to develop and manufacture such new products and technologies in a timely fashion and profitable manner, obtain timely certification, or achieve market acceptance, or the existence of quality problems in our new products, could have a material adverse effect on our revenue and results of operations and subject us to penalties, cancellation of orders and/or other damages.

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

Our manufacturing backlog represents future production for which we have written orders from our customers in various periods, and estimated potential revenue attributable to those orders. Some of this backlog is subject to our fulfillment of certain competitive conditions. Our reported backlog may not be converted to revenue in any particular period and some of our contracts permit cancellations without financial penalties or with limited compensation that would not replace lost revenue or margins. Actual revenue from such contracts may not equal our anticipated revenues based on our backlog, and therefore, our backlog is not necessarily indicative of the level of our future revenues.

We have a significant amount of indebtedness, which could have negative consequences to us.

We are significantly leveraged. As of August 31, 2012, our total debt was approximately $488.8 million, consisting of borrowings under our credit facilities, term loans, notes and capital lease obligations. Our significant indebtedness could have negative consequences to us, and could place us at a competitive disadvantage compared to our less leveraged competitors. It may be difficult for us to satisfy our repayment and other obligations with respect to such indebtedness, and we may not be able to refinance our existing indebtedness as it matures. Significant indebtedness may also increase our vulnerability to adverse general economic, industry or competitive developments or conditions and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate. We may be limited in our ability to raise additional capital or obtain additional financing to fund our operations, capital expenditures or other growth initiatives, and other general corporate requirements and may be required to dedicate a significant portion of our cash flow from operations to interest and principal payments on our indebtedness. We are more exposed to the risk of increased interest rates as certain of our borrowings are at variable rates of interest. As a consequence of our level of indebtedness, a significant portion of our cash flow from operations may be dedicated to debt service requirements. In addition, the terms of our revolving credit facility limit our ability to incur additional indebtedness. If we fail to comply with these covenants, a default may occur, in which case the lender could accelerate the debt. We cannot assure you that we would be able to renegotiate, refinance, restructure or otherwise obtain the necessary funds to satisfy the indebtedness or these obligations.

The Greenbrier Companies 2012 Annual Report	11

We derive a significant amount of our revenue from a limited number of customers, the loss of or reduction of business from one or more of which could have an adverse effect on our business.

A significant portion of our revenue and backlog is generated from a few major customers such as TTX, BNSF and UP. Although we have some long-term contractual relationships with our major customers, we cannot be assured that our customers will continue to use our products or services or that they will continue to do so at historical levels. A reduction in the purchase or leasing of our products or a termination of our services by one or more of our major customers could have an adverse effect on our business and operating results.

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

Our businesses also depend upon the adequate supply of energy at competitive prices. When the price of energy increases, it adversely impacts our operating costs and could have an adverse effect upon our ability to conduct our businesses on a cost-effective basis. We cannot be assured that we will continue to have access to supplies of energy or necessary components for manufacturing railcars and marine barges. Our ability to meet demand for our products could be adversely affected by the loss of access to any of these supplies, the inability to arrange alternative access to any materials, or suppliers limiting allocation of materials to us.

In some instances, we have fixed price contracts which anticipate material price increases and surcharges, or contracts that contain actual or formulaic pass-through of material price increases and surcharges. However, if the price of steel or other raw materials were to fluctuate in excess of anticipated increases on which we have based our fixed price contracts, or if we were unable to adjust our selling prices or have adequate protection in our contracts against changes in material prices, or if we are unable to reduce operating costs to offset any price increases, our margins would be adversely affected. The loss of suppliers or their inability to meet our price, quality, quantity and delivery requirements could have an adverse effect on our ability to manufacture and sell our products on a cost-effective basis.

Decreases in the price of scrap adversely impact our Wheel Services, Refurbishment & Parts margin and revenue. A portion of our Wheel Services, Refurbishment & Parts business involves scrapping steel parts and the resulting revenue from such scrap steel increases our margins and revenues. When the price of scrap steel declines, our margins and revenues in such business therefore decrease.

We rely on limited suppliers for certain components needed in our production. If we are not able to procure specialty components on commercially reasonable terms or on a timely basis, our business, financial condition and results of operations would be adversely affected.

Our manufacturing operations depend in part on our ability to obtain timely deliveries of materials and components in acceptable quantities and quality from our suppliers. In 2012, the top ten suppliers for all inventory purchases accounted for approximately 43% of total purchases. Amsted Rail Company, Inc. accounted for 20% of total inventory purchases in 2012. No other suppliers accounted for more than 10% of total inventory purchases. Certain components of our products, particularly specialized components like castings, bolsters and trucks, are currently available from only a limited number of suppliers. Increases in the number of railcars manufactured have increased the demand for such components and strong demand may cause industry-wide shortages if suppliers are in the process of ramping up production or reach capacity production. Our dependence on a limited number of suppliers involves risks, including limited control over pricing, availability and delivery

12	The Greenbrier Companies 2012 Annual Report

schedules. If any one or more of our suppliers cease to provide us with sufficient quantities of our components in a timely manner or on terms acceptable to us, or cease to manufacture components of acceptable quality, we could incur disruptions or be limited in our production of our products and we could have to seek alternative sources for these components. We could also incur delays while we attempt to locate and engage alternative qualified suppliers and we might be unable to engage acceptable alternative suppliers on favorable terms, if at all. Any such disruption in our supply of specialized components or increased costs of those components could harm our business and adversely affect our results of operations.

Changes in the credit markets and the financial services industry could negatively impact our business, results of operations, financial condition or liquidity.

The credit markets and the financial services industry continue to experience volatility which may result in tighter availability of credit on more restrictive terms. This could have a negative impact on our liquidity and financial condition if our ability to borrow money to finance operations, obtain credit from trade creditors, offer leasing products to our customers or sell railcar assets to other lessors were to be impaired. In addition, it could also adversely affect our customers’ ability to purchase or pay for products from us or our suppliers’ ability to provide us with product, either of which could negatively affect our business and results of operations.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our financial condition and profitability.

We are subject to income taxes in both the United States and foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. Changes in estimates of projected future operating results, loss of deductibility of items, recapture of prior deductions (including related to interest on convertible notes), or changes in assumptions regarding our ability to generate future taxable income could result in significant increases to our tax expense and liabilities that could adversely affect our financial condition and profitability.

If we or our joint ventures fail to complete capital expenditure projects on time and within budget, or if these projects, once completed, fail to operate as anticipated, such failure could adversely affect our business, financial condition and results of operations.

From time-to-time, we, or our joint ventures, undertake strategic capital projects in order to enhance, expand and/or upgrade facilities and operational capabilities. We are currently in the process of adding new production lines and enhancing existing lines at our manufacturing facilities in Mexico to increase our production capacity. Our ability, and our joint ventures’ ability, to complete these projects on time and within budget, and for us to realize the anticipated increased revenues or otherwise realize acceptable returns on these investments or other strategic capital projects that may be undertaken is subject to a number of risks. Many of these risks are beyond our control, including a variety of market, operational, permitting, and labor related factors. In addition, the cost to implement any given strategic capital project ultimately may prove to be greater than originally anticipated. If we, or our joint ventures, are not able to achieve the anticipated results from the implementation of any of these strategic capital projects, or if unanticipated implementation costs are incurred, our business, financial condition and results of operations may be adversely affected.

The timing of our asset sales and related revenue recognition could cause significant differences in our quarterly results and liquidity.

We may build railcars or marine barges in anticipation of a customer order, or that are leased to a customer and ultimately planned to be sold to a third party. The difference in timing of production and the ultimate sale is subject to risk. In addition, we periodically sell railcars from our own lease fleet and the timing and volume of such sales is difficult to predict. As a result, comparisons of our manufacturing revenue, deliveries, quarterly gain

The Greenbrier Companies 2012 Annual Report	13

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

Risks related to our operations outside of the U.S. could adversely affect our operating results.

Our operations outside of the U.S. are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade, financial market or economic changes or instability could limit or curtail our foreign business activities and operations. Some foreign countries in which we operate have regulatory authorities that regulate railroad safety, railcar design and railcar component part design, performance and manufacturing. If we fail to obtain and maintain certifications of our railcars and railcar parts within the various foreign countries where we operate, we may be unable to market and sell our railcars in those countries. In addition, unexpected changes in regulatory requirements, tariffs and other trade barriers, more stringent rules relating to labor or the environment, adverse tax consequences, currency and price exchange controls could limit operations and make the manufacture and distribution of our products difficult. The uncertainty of the legal environment or geo-political risks in these and other areas could limit our ability to enforce our rights effectively. Because we have operations outside the U.S., we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws. We operate in parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. The failure to comply with laws governing international business practices may result in substantial penalties and fines. Any international expansion or acquisition that we undertake could amplify these risks related to operating outside of the U.S.

We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.

Our success depends in part on our ability to attract, retain and motivate senior management and other key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, competitors’ hiring practices, cost reduction activities, and the effectiveness of our compensation programs. Competition for qualified personnel can be very intense. We must continue to recruit, retain and motivate senior management and other key employees sufficient to maintain our current business and support our future projects. We are vulnerable to attrition among our current senior management team and other key employees. A loss of any such personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations. In addition, several key members of our senior management team are at or nearing retirement age. If we are unsuccessful in our succession planning efforts, the continuity of our business and results of operations could be adversely affected.

14	The Greenbrier Companies 2012 Annual Report

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

Shortages of skilled labor could adversely affect our operations.

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

The Greenbrier Companies 2012 Annual Report	15

If warranty claims attributable to actions of third party component manufacturers are not recoverable from such parties due to their poor financial condition or other reasons, we could be liable for warranty claims and other risks for using these materials on our products.

Our financial performance and market value could cause future write-downs of goodwill or intangibles in future periods.

We are required to perform an annual impairment review of goodwill and indefinite lived assets which could result in an impairment charge if it is determined that the carrying value of the asset is in excess of the fair value. We perform a goodwill impairment test annually during our third fiscal quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. When changes in circumstances, such as a decline in the market price of our common stock, changes in demand or in the numerous variables associated with the judgments, assumptions and estimates made in assessing the appropriate valuation of goodwill indicate the carrying amount of certain indefinite lived assets may not be recoverable, the assets are evaluated for impairment. Among other things, our assumptions used in the valuation of goodwill, which relate to our Wheel Services, Refurbishment & Parts segment, include growth of revenue and margins and increased cash flows over time. If actual operating results were to differ from these assumptions, it may result in an impairment of our goodwill. As of August 31, 2012, we had $137.1 million of goodwill in our Wheel Services, Refurbishment & Parts segment. Future write-downs of goodwill and intangibles could affect certain of the financial covenants under debt instruments and could restrict our financial flexibility. In the event of goodwill impairment, we may have to test other intangible assets for impairment. Impairment charges to our goodwill or our indefinite lived assets would impact our results of operations.

A prolonged decline in demand for our barge products would have an adverse effect on our financial condition and results of operations.

In the marine market, current economic conditions may continue to have an adverse effect on our results of operations by reducing demand for our marine barges. This could reduce our revenues and margins, limit our ability to grow, increase pricing pressure on our products, and otherwise adversely affect our financial results. We have signed a letter of intent for certain marine manufacturing business subject to significant permitting and other conditions, but cannot be certain whether such conditions will be met.

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

We are subject to extensive national, state, provincial and local environmental laws and regulations concerning, among other things, air emissions, water discharge, solid waste and hazardous substances handling and disposal and employee health and safety. These laws and regulations are complex and frequently change. We could incur unexpected costs, penalties and other civil and criminal liability if we fail to comply with environmental laws or permits issued to us pursuant to those laws. We also could incur costs or liabilities related to off-site waste disposal or remediating soil or groundwater contamination at our properties, including these set forth below and in the “Environmental Matters” section of this Report. In addition, future environmental laws and regulations may require significant capital expenditures or changes to our operations.

16	The Greenbrier Companies 2012 Annual Report

In addition to environmental, health and safety laws, the transportation of commodities by railcar raises potential risks in the event of a derailment or other accident. Generally, liability under existing law in the U.S. for accidents such as derailments depends on the negligence of the party. However, for certain hazardous commodities being shipped, strict liability concepts may apply.

Our Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The U.S. Environmental Protection Agency (EPA) has classified portions of the river bed of the Portland Harbor, including the portion fronting the Company’s manufacturing facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the “Portland Harbor Site”). We, along with more than 140 other parties, have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised us that we may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. We are part of a group that signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (“RI/FS”) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. We have agreed to initially bear a percentage of the total costs incurred in connection with the investigation. The investigation is expected to continue for at least two more years and additional costs are expected to be incurred. We cannot estimate the amount of such investigation costs at this time, or assure that any such costs will be recoverable from third parties.

A draft of the remedial investigation study was submitted to the EPA on October 27, 2009. The draft feasibility study was submitted to the EPA on March 30, 2012. The draft feasibility study evaluates several alternative cleanup approaches. The approaches submitted would take from 2 to 28 years with costs ranging from $9 million to $163 million for cleanup of the area of the Willamette River adjacent to our Portland, Oregon manufacturing facility, depending primarily on the selected remedial action level. The draft feasibility study does not address responsibility for the costs of clean-up or allocate such costs among potentially responsible parties, or define precise boundaries for the cleanup. Responsibility for funding and implementing the EPA’s selected cleanup will be determined after the issuance of the Record of Decision.

Because these environmental investigations are still underway, sufficient information is currently not available to determine our liability, if any, for the cost of any required remediation of the Portland Harbor Site or to estimate a range of potential loss. Based on the results of the pending investigations and future assessments of natural resource damages, we may be required to incur costs associated with additional phases of investigation or remedial action, and may be liable for damages to natural resources. In addition, we may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways in Portland, Oregon, on the Willamette River, and the river’s classification as a Superfund site could result in some limitations on future dredging and launch activities. Any of these matters could adversely affect our business and Consolidated Financial Statements, or the value of our Portland property.

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

The Greenbrier Companies 2012 Annual Report	17

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

The ability to insure our businesses, facilities and rail assets is an important aspect of our ability to manage risk. As there are only limited providers of this insurance to the railcar industry, there is no guarantee that such insurance will be available on a cost-effective basis in the future. In addition, we cannot assure that our insurance carriers will be able to pay current or future claims.

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

18	The Greenbrier Companies 2012 Annual Report

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

The Greenbrier Companies 2012 Annual Report	19

Item 2.	PROPERTIES

We operate at the following primary facilities as of August 31, 2012:

Description	Location	Status
Manufacturing Segment

Railcar manufacturing:	Portland, Oregon	Owned
	2 locations in Sahagun, Mexico	Leased — 1 location Owned — 1 location
	Frontera, Mexico	Leased
	2 locations in Poland	Owned
Marine manufacturing:	Portland, Oregon	Owned

Wheel Services, Refurbishment & Parts Segment

Railcar repair:	20 locations in the U.S.	Owned — 6 locations Leased — 9 locations Customer premises — 5 locations
	1 location in Mexico	Leased
	2 locations in Canada	Customer premises

Wheel reconditioning:	10 locations in the U.S.	Owned — 5 locations
Leased — 5 locations
	2 locations in Mexico	Leased — 2 locations

Parts fabrication and reconditioning:	4 locations in the U.S.	Leased — 2 locations Owned — 2 locations

Administrative offices:	2 locations in the U.S.	Leased

Leasing & Services Segment

Corporate offices, railcar marketing and leasing activities:	Lake Oswego, Oregon	Leased

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

There is hereby incorporated by reference the information disclosed in Note 23 to Consolidated Financial Statements, Part II, Item 8 of this Form 10-K.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

20	The Greenbrier Companies 2012 Annual Report

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the New York Stock Exchange under the symbol GBX since July 14, 1994. There were approximately 447 holders of record of common stock as of October 24, 2012. The following table shows the reported high and low sales prices of our common stock on the New York Stock Exchange for the fiscal periods indicated.

	High	Low
2012
Fourth quarter	$17.60	$13.15
Third quarter	$26.04	$13.10
Second quarter	$26.66	$20.11
First quarter	$23.79	$10.38
2011
Fourth quarter	$26.16	$11.78
Third quarter	$30.38	$23.15
Second quarter	$26.48	$18.96
First quarter	$20.18	$11.72

Payment of future dividends is at the discretion of the Board of Directors. Factors that may be considered in determining whether to declare a dividend may include, but are not limited to, our results of operations and financial condition and our expected future capital expenditures and investments. The Board of Directors presently intends to continue its policy of retaining earnings for reinvestment in the operations and paying down debt of the Company.

The Greenbrier Companies 2012 Annual Report	21

Performance Graph

The following graph demonstrates a comparison of cumulative total returns for the Company’s Common Stock, the Dow Jones US Industrial Transportation Index and the Standard & Poor’s (S&P) 500 Index. The graph assumes an investment of $100 on August 31, 2007 in each of the Company’s Common Stock and the stocks comprising the indices. Each of the indices assumes that all dividends were reinvested and that the investment was maintained to and including August 31, 2012, the end of the Company’s 2012 fiscal year.

The comparisons in this table are required by the SEC, and therefore, are not intended to forecast or be indicative of possible future performance of our Common Stock.

Equity Compensation Plan Information

Equity Compensation Plan Information is hereby incorporated by reference to the “Equity Compensation Plan Information” table in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s year ended August 31, 2012.

22	The Greenbrier Companies 2012 Annual Report

Item 6.	SELECTED FINANCIAL DATA

YEARS ENDED AUGUST 31,

(In thousands, except unit and per share data)	2012	2011		2010		2009		2008
Statement of Operations Data
Revenue:
Manufacturing	$1,253,964	$721,102		$295,566		$462,496		$665,093
Wheel Services, Refurbishment & Parts	481,865	452,865		388,434		475,397		527,466
Leasing & Services	71,887	69,323		72,280		78,298		89,510

	$1,807,716	$1,243,290		$756,280	(1)	$1,016,191	(1)	$1,282,069	(1)

Earnings (loss) from operations	$118,788	$67,574		$52,107		$(28,303)		$74,808

Net earnings (loss) attributable to Greenbrier	$58,708	$6,466	(3)	$4,277	(2)(3)	$(56,391	)(2)(3)	$17,383	(2)

Basic earnings (loss) per common share attributable to Greenbrier:	$2.21	$0.27		$0.23		$(3.35)		$1.06
Diluted earnings (loss) per common share attributable to Greenbrier:	$1.91	$0.24		$0.21		$(3.35)		$1.06
Weighted average common shares outstanding:
Basic	26,572	24,100		18,585		16,815		16,395
Diluted	33,718	26,501		20,213		16,815		16,417
Cash dividends paid per share	$.00	$.00		$.00		$.12		$.32

Balance Sheet Data
Total assets	$1,384,544	$1,301,655		$1,072,888		$1,048,291		$1,256,960
Revolving notes and notes payable	$488,834	$519,479		$501,330		$541,190		$580,954
Total equity	$453,645	$375,901		$297,407		$232,450		$281,838

Other Operating Data
New railcar units delivered	15,000	9,400		2,500		3,700		7,300
New railcar backlog (units)	10,700	15,400		5,300		13,400	(4)	16,200	(4)
New railcar backlog (value in millions)	$1,200	$1,230		$420		$1,160		$1,440
Lease fleet:
Units managed	219,020	215,843		225,223		217,403		137,697
Units owned	10,841	8,684		8,156		8,713		8,631

Cash Flow Data
Capital expenditures:
Manufacturing	$33,313	$20,016		$8,715		$9,109		$24,113
Wheel Services, Refurbishment & Parts	11,248	20,087		12,215		6,599		7,651
Leasing & Services	73,324	44,199		18,059		23,139		45,880

	$117,885	$84,302		$38,989		$38,847		$77,644

Proceeds from sale of equipment	$33,560	$18,730		$22,978		$15,555		$14,598

Depreciation and amortization:
Manufacturing	$11,754	$9,853		$11,061		$11,471		$11,267
Wheel Services, Refurbishment & Parts	13,265	11,853		11,435		11,885		10,338
Leasing & Services	17,352	16,587		15,015		14,313		13,481

	$42,371	$38,293		$37,511		$37,669		$35,086

(1)

Historically, the Company has reported Gain on disposition of leased equipment as a net amount in Revenue. The Company has changed its financial statement presentation to now report these amounts as a separate line item captioned “Gain on disposition of equipment”, which is a component of operating income below margin. This change in presentation resulted in a decrease in Revenue and corresponding increase in Gain on disposition of equipment of $8.2 million, $1.9 million and $8.0 million for 2010, 2009 and 2008. Such change in presentation did not result in any change to Net earnings (loss) attributable to Greenbrier.

(2)

2010 includes income of $11.9 million net of tax for a special item related to the release of the liability associated with the 2008 de-consolidation of our former Canadian subsidiary. 2009 includes goodwill impairment of $51.0 million net of tax. 2008 includes special items of $2.3 million net of tax related to the closure of our Canadian subsidiary.

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

(4)	2009 and 2008 backlog both include 8,500 units subject to fulfillment of certain competitive and contractual conditions and 400 units subject to certain cancellation provisions.

The Greenbrier Companies 2012 Annual Report	23

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We operate in three primary business segments: Manufacturing; Wheel Services, Refurbishment & Parts; and Leasing & Services. These three business segments are operationally integrated. The Manufacturing segment, operating from facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. The Wheel Services, Refurbishment & Parts segment performs wheel, axle and bearing servicing; railcar repair, refurbishment and maintenance activities; as well as production and reconditioning of a variety of parts for the railroad industry in North America. The Leasing & Services segment owns approximately 11,000 railcars and provides management services for approximately 219,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. We also produce rail castings through an unconsolidated joint venture. Management evaluates segment performance based on margins.

Multi-year supply agreements are a part of rail industry practice. Customer orders may be subject to cancellations or modifications and contain terms and conditions customary in the industry. In most cases, little variation has been experienced between the quantity ordered and the quantity actually delivered.

Our total manufacturing backlog of railcars as of August 31, 2012 was approximately 10,700 units with an estimated value of $1.20 billion compared to 15,400 units with an estimated value of $1.23 billion as of August 31, 2011. Based on current production plans, approximately 7,300 units in the August 31, 2012 backlog are scheduled for delivery in 2013. The balance of the production is scheduled for delivery through 2014. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog. Our railcar and marine backlogs are not necessarily indicative of future results of operations.

Marine backlog as of August 31, 2012 was approximately $25 million compared to no backlog as of August 31, 2011. In addition, we signed a letter of intent for 15 barges valued at $60 million subject to significant permitting and other conditions.

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

Results of Operations

The accounting policies of the three segments in which we operate are the same as those described in the summary of significant accounting policies. Segment performance is evaluated based on margin. The Company’s integrated business model results in selling and administrative costs being intertwined among the segments. Currently, Greenbrier’s management does not allocate these costs for either external or internal reporting purposes.

24	The Greenbrier Companies 2012 Annual Report

Overview

(In thousands)	2012	2011	2010
Revenue:
Manufacturing	$1,253,964	$721,102	$295,566
Wheel Services, Refurbishment & Parts	481,865	452,865	388,434
Leasing & Services	71,887	69,323	72,280

	1,807,716	1,243,290	756,280
Margin:
Manufacturing	131,580	59,975	27,171
Wheel Services, Refurbishment & Parts	48,324	47,416	43,912
Leasing & Services	34,516	32,140	30,915

Segment margin total	214,420	139,531	101,998
Less unallocated items:
Selling and administrative	104,596	80,326	69,931
Gain on disposition of equipment	(8,964)	(8,369)	(8,170)
Special items	–	–	(11,870)
Interest and foreign exchange	24,809	36,992	45,204
Loss (gain) on extinguishment of debt	–	15,657	(2,070)

Earnings before income tax and loss from unconsolidated affiliates	93,979	14,925	8,973
Income tax benefit (expense)	(32,393)	(3,564)	959

Earnings before loss from unconsolidated affiliates	61,586	11,361	9,932
Loss from unconsolidated affiliates	(416)	(2,974)	(1,601)

Net earnings	61,170	8,387	8,331
Net earnings attributable to noncontrolling interest	(2,462)	(1,921)	(4,054)

Net earnings attributable to Greenbrier	$58,708	$6,466	$4,277
Diluted earnings per common share	$1.91	$0.24	$0.21

The increase in revenue for the years ended August 31, 2012 and 2011 was primarily the result of higher levels of activity associated with the economic recovery in the freight car market including higher railcar deliveries as a result of increased demand.

The increase in net earnings for the year ended August 31, 2012 compared to the year ended August 31, 2011 was primarily attributable to an increase in manufacturing margin in 2012 and loss on extinguishment of debt recognized in 2011. These factors were partially offset by higher selling and administrative costs associated with operating at higher production levels in 2012. The increase in net earnings for the year ended August 31, 2011 compared to the year ended August 31, 2010 was primarily attributable to an increase in manufacturing margin partially offset by loss on extinguishment of debt in 2011 and gain on extinguishment of debt and special items recognized in 2010.

Manufacturing Segment

Manufacturing revenue was $1.254 billion, $721.1 million and $295.6 million for the years ended August 31, 2012, 2011 and 2010. Railcar deliveries, which are the primary source of manufacturing revenue, were 15,000 units in 2012 compared to 9,400 units in 2011 and 2,500 units in 2010. Manufacturing revenue increased $532.9 million, or 73.9%, in 2012 compared to 2011 primarily due to higher railcar deliveries as a result of increased demand and a higher per unit average selling price principally due to a change in product mix. Manufacturing revenue increased $425.5 million, or 144.0%, in 2011 compared to 2010 primarily due to higher railcar deliveries partially offset by a decline in marine barge activity and a change in railcar product mix with lower per unit sales prices.

Manufacturing margin as a percentage of revenue was 10.5% in 2012, 8.3% in 2011 and 9.2% in 2010. The increase in the current year was primarily the result of efficiencies from operating at higher production rates in

The Greenbrier Companies 2012 Annual Report	25

the current year, a more favorable pricing environment and inefficiencies in the prior year as we ramped up production at our facilities that were idle. The decrease in 2011 was primarily the result of a less favorable product mix and learning curve costs associated with start-up of railcar production lines, partially offset by operating at higher production rates. 2010 was positively impacted by the recognition of deferred revenue associated with a certain contract entered into in 2009.

Wheel Services, Refurbishment & Parts Segment

Wheel Services, Refurbishment & Parts revenue was $481.9 million, $452.9 million and $388.4 million for the years ended August 31, 2012, 2011 and 2010. The $29.0 million increase in revenue in 2012 from 2011 was primarily the result of higher sales volumes in the refurbishment and parts components of this segment due to higher demand. The $64.5 million increase in revenue in 2011 from 2010 was primarily the result of higher sales volumes in wheels and repair and metal scrapping programs that were in effect for only a portion of 2010.

Wheel Services, Refurbishment & Parts margin as a percentage of revenue was 10.0% for 2012, 10.5% for 2011 and 11.3% for 2010. The decrease in margin as a percentage of revenue in the current period was primarily the result of a change in sales mix, operating inefficiencies in repair and refurbishment as we train new employees and an increase in warranty and related costs which primarily include amounts associated with replacing a number of wheel sets produced at our Mexico City wheel shop which do not conform to American Association of Railroads (“AAR”) mounting standards as further discussed below. The decrease in 2011 compared to 2010 margins was primarily due to a change in product mix which generates higher revenues with no corresponding increase in margin dollars, an increasingly competitive market place and higher freight costs. These decreases were partially offset by higher scrap metal prices, improved efficiencies for repair due to higher activity levels and metal scrapping programs that were in effect for only a portion of 2010.

During the third quarter of 2012, we discovered that our Mexico City wheel shop shipped a number of wheel sets which do not conform to AAR mounting standards. The non-conforming wheel sets were used principally at our Mexico City repair shop and on some new railcars manufactured at our Gunderson-GIMSA facility. We conducted a review of our other wheel shops and found no indication of non-conformance in those shops.

We have identified a total of approximately 700 non-conforming wheel sets at our Mexico City wheel shop which could represent a risk of failure. We are working with the AAR and our customers to remove and replace these wheel sets as soon as possible and, through the end of October 2012, approximately 400 wheel sets have been replaced or released. We currently believe the costs associated with removing and replacing these approximately 700 wheel sets are not likely to exceed approximately $0.9 million which was expensed in 2012.

We have also identified approximately an additional 9,500 wheel sets at our Mexico City wheel shop that vary from AAR mounting standards, but which we believe do not compromise the safe operation of the railcar or require immediate removal and replacement. While the potential costs associated with these wheel sets cannot presently be determined, we do not anticipate that these costs will be material to our results of operations.

Leasing & Services Segment

Leasing & Services revenue was $71.9 million, $69.3 million and $72.3 million for the years ended August 31, 2012, 2011 and 2010. The $2.6 million increase in revenue in 2012 compared to 2011 was primarily the result of an increase in the size of the owned leased fleet and higher rents earned on increased volumes of leased railcars for syndication, partially offset by the expiration of a certain management services contract in 2011. The $3.0 million decrease in revenue in 2011 compared to 2010 was primarily the result of the expiration of a certain management services contract which was partially offset by higher rents earned on leased railcars for syndication and improved lease rates and increased utilization.

Leasing & Services margin as a percentage of revenue was 48.0% in 2012 compared to 46.4% in 2011 and 42.8% in 2010. The increase in 2012 compared to 2011 was primarily the result of more favorable lease rates and higher rents earned on increased volumes of leased railcars for syndication which was partially offset by the expiration of a certain management services contract in the second quarter of 2011. The increase in 2011 compared to 2010 was primarily the result of higher rents earned on increased volumes of leased railcars for syndication, higher lease rates, increased lease fleet utilization and lower operating costs on railcars in the lease fleet.

26	The Greenbrier Companies 2012 Annual Report

The percentage of owned units on lease as of August 31, 2012 was 93.5% compared to 95.7% at August 31, 2011 and 94.4% at August 31, 2010. The decline in fleet utilization of 2.2% or approximately 240 railcars as of August 31, 2012 compared to August 31, 2011 primarily relates to coal cars that came off lease during the year.

Selling and Administrative

Selling and administrative expense was $104.6 million, or 5.8% of revenue, $80.3 million, or 6.5% of revenue and $69.9 million, or 9.2% of revenue, for the years ended August 31, 2012, 2011 and 2010. The $24.3 million increase in 2012 compared to 2011 is primarily due to higher employee related costs including incentive compensation associated with increased levels of activity and profitability. In addition, the revenue based administrative fees paid to our joint venture partner in Mexico increased due to higher activity levels. The $10.4 million increase in 2011 compared to 2010 is primarily due to higher employee related costs including incentive compensation associated with increased levels of activity and profitability, increased consulting expense, higher depreciation expense associated with our on-going ERP implementation and increased revenue based administrative fees paid to our joint venture partner in Mexico.

Gain on Disposition of Equipment

Gain on disposition of equipment was $9.0 million, $8.4 million and $8.2 million for the years ended August 31, 2012, 2011 and 2010. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and manage risk and liquidity. All of the current year’s gain was realized on the disposition of leased assets. The year ended August 31, 2011 included a $5.1 million gain realized on the disposition of leased assets and a $3.3 million gain on insurance proceeds related to the January 2009 fire at one of our Wheel Services, Refurbishment & Parts facilities. The year ended August 31, 2010 included a $6.5 million gain realized on the disposition of leased assets and a $1.7 million gain on insurance proceeds related to the January 2009 fire.

Special Items

In April 2007, our board of directors approved the permanent closure of our then Canadian railcar manufacturing subsidiary, TrentonWorks Ltd (Trenton Works). In March 2008, TrentonWorks filed for bankruptcy. In the fourth quarter of 2010, the bankruptcy was resolved upon liquidation of substantially all remaining assets. The resolution of the bankruptcy resulted in income of $11.9 million which was recorded in Special items for the year ended August 31, 2010.

Other Costs

Interest and foreign exchange expense was comprised of the following:

(In thousands)	Years ended August 31,		Increase (decrease)
	2012	2011
Interest and foreign exchange:
Interest and other expense	$22,474	$30,155	$(7,681)
Accretion of term loan debt discount	–	3,564	(3,564)
Accretion of convertible debt discount	3,259	3,021	238
Foreign exchange (gain) loss	(924)	252	(1,176)

	$24,809	$36,992	$(12,183)

Interest and other expense decreased in 2012 from 2011 primarily due to lower interest rates from refinancing of certain indebtedness. During the third quarter of 2011, we repaid $235.0 million of 8.375% senior unsecured loans and replaced it with $230.0 million of 3.5% convertible debt. The change in the accretion of term loan debt discount was due to the expensing of debt discount associated with the early repayment of $71.8 million of term debt in June 2011.

The Greenbrier Companies 2012 Annual Report	27

Interest and foreign exchange expense was comprised of the following:

(In thousands)	Years ended August 31,		Increase (decrease)
	2011	2010
Interest and foreign exchange:
Interest and other expense	$30,155	$36,214	$(6,059)
Accretion of term loan debt discount	3,564	4,377	(813)
Accretion of convertible debt discount	3,021	3,771	(750)
Foreign exchange loss	252	842	(590)

	$36,992	$45,204	$(8,212)

Interest and other expense decreased in 2011 from 2010 primarily due to lower average debt levels and lower interest rates. The decrease in the accretion of term loan debt discount was due to the expensing of debt discount associated with the early repayment of $71.8 million of term debt in June 2011. The decrease in the accretion of the convertible debt discount was due to the proportionate write-off of the debt discount in the previous year associated with partial early retirement of the convertible senior notes.

Loss (gain) on extinguishment of debt was a loss of $15.7 million and a gain of $2.1 million for the years ended August 31, 2011 and 2010. The year ended August 31, 2011 included a $10.1 million loss on extinguishment of debt associated with the write-off of unamortized debt issuance costs of $2.9 million and prepayment premiums and other costs of $7.2 million due to the full retirement of the $235.0 million senior unsecured notes. In addition, we recorded a loss on extinguishment of debt of $5.6 million consisting of the write-off of unamortized loan fees of $1.7 million and debt discount of $3.9 million due to the full retirement of $71.8 million in term debt. The year ended August 31, 2010 included a $3.2 million gain associated with the early retirement of $32.3 million of convertible senior notes (due 2026), which was offset by $1.1 million for the proportionate write-off of loan fees and debt discount due to early repayments on the convertible note and certain term loans.

Income Tax

In 2012 our tax expense was $32.4 million on $94.0 million of pre-tax earnings with an effective tax rate of 34.5%. The fluctuation from the U.S. federal statutory tax rate of 35% was due to the geographical mix of pre-tax earnings and losses, the change in the recognition of deferred tax assets in certain foreign jurisdictions and the impact of a restructuring of a foreign subsidiary for tax purposes. In addition, an income tax liability was not recorded on the noncontrolling interest earnings of $1.1 million from a consolidated subsidiary that is a “flow through entity” for tax purposes. Earnings from flow through entities are only taxed at the owner’s level. The increase in the effective tax rate in 2012 from 2011 was primarily due to the change in geographical mix of pre-tax earnings.

In 2011 our tax expense was $3.6 million on $14.9 million of pre-tax earnings with an effective tax rate of 23.9%. The fluctuation from the U.S. federal statutory tax rate of 35% was due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating results for certain operations with no related tax effect. In addition, an income tax liability was not recorded on the noncontrolling interest earnings of $1.9 million from a consolidated subsidiary that is a “flow through entity” for tax purposes. Earnings from flow through entities are only taxed at the owner’s level.

In 2010 we recorded a tax benefit of $1.0 million on $9.0 million of pre-tax earnings for the year. 2010 included income of $11.9 million from a Special item associated with the resolution of the bankruptcy of our former Canadian railcar manufacturing subsidiary, TrentonWorks, which was not taxable. In addition, an income tax liability was not recorded on the noncontrolling interest earnings of $4.1 million from a consolidated subsidiary that is a “flow through entity” for tax purposes. Earnings from flow through entities are only taxed at the owner’s level. Excluding these items the effective tax rate would have been 13.8%.

28	The Greenbrier Companies 2012 Annual Report

Loss from Unconsolidated Affiliates

Loss from unconsolidated affiliates was $0.4 million, $3.0 million and $1.6 million for the years ended August 31, 2012, 2011 and 2010 and primarily includes the results of operations from our castings joint venture and from WLR-Greenbrier Rail Inc. (WLR-GBX). The improved financial results in 2012 compared to 2011 are due to a full year of operations of our castings joint venture that was idle for most of 2011 during the economic downturn. WLR-GBX was formed during the third quarter of 2010.

Net Earnings Attributable to Noncontrolling Interest

The years ended August 31, 2012, 2011 and 2010 include net earnings attributable to non-controlling interest of $2.5 million, $1.9 million and $4.1 million which primarily represents our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The fluctuation from year to year is primarily a result of changes in mix and volume of intercompany activity.

Liquidity and Capital Resources

	Years Ended August 31,
(In thousands)	2012	2011	2010
Net cash provided by (used in) operating activities	$116,056	$(34,252)	$42,561
Net cash used in investing activities	(88,947)	(69,264)	(24,170)
Net cash provided by (used in) financing activities	(28,794)	57,991	4,576
Effect of exchange rate changes	5,034	(3,117)	(290)

Net increase (decrease) in cash and cash equivalents	$3,349	$(48,642)	$22,677

We have been financed through cash generated from operations, borrowings and issuance of stock. At August 31, 2012 cash and cash equivalents was $53.6 million, an increase of $3.4 million from $50.2 million at the prior year end.

Cash provided by operating activities was $116.1 million for the year ended August 31, 2012 compared to cash used in operating activities of $34.3 million for the year ended August 31, 2011 and cash provided by operating activities of $42.6 million for the year ended August 31, 2010. The increase in 2012 was primarily due to increased profitability and a change in the timing of working capital needs as a result of working capital management initiatives and build up of working capital in 2011 to prepare for operating at higher production levels in 2012. These factors were partially offset by an increase in leased railcars for syndication which are expected to be sold in 2013. The decrease in 2011 was primarily due to an increase in working capital needs as we ramped up to operate at higher production levels.

Cash used in investing activities for the year ended August 31, 2012 was $88.9 million compared to $69.3 million in 2011 and $24.2 million in 2010. Cash utilization in all periods presented primarily related to capital expenditures.

Capital expenditures totaled $117.9 million, $84.3 million and $39.0 million for the years ended August 31, 2012, 2011 and 2010. Of these capital expenditures, approximately $73.3 million, $44.2 million and $18.1 million for the years ended August 31, 2012, 2011 and 2010 were attributable to Leasing & Services operations. Leasing & Services capital expenditures for 2013, net of proceeds from sales of equipment, are expected to be approximately $42.0 million. During the year ended August 31, 2012, we transferred $9.0 million from Leased railcars for syndication to Equipment on operating leases, net. We regularly sell assets from our lease fleet. Proceeds from the sale of equipment were approximately $33.6 million, $18.7 million and $23.0 million for the years ended August 31, 2012, 2011 and 2010.

Approximately $33.3 million, $20.0 million and $8.7 million of capital expenditures for the years ended August 31, 2012, 2011 and 2010 were attributable to Manufacturing operations. Capital expenditures for Manufacturing are expected to be approximately $28.0 million in 2013 and primarily relate to enhancements to existing manufacturing facilities and the addition of new production lines.

The Greenbrier Companies 2012 Annual Report	29

Wheel Services, Refurbishment & Parts capital expenditures for the years ended August 31, 2012, 2011 and 2010 were $11.2 million, $20.1 million and $12.2 million and are expected to be approximately $15.0 million in 2013 for maintenance and improvement of existing facilities and some growth.

Cash used in financing activities was $28.8 million for the year ended August 31, 2012, compared to cash provided by financing activities of $58.0 million and $4.6 million for the years ended August 31, 2011 and 2010. During 2012, $31.8 million was utilized in net activity of debt. During 2011, we received $62.8 million in net proceeds from an equity offering and utilized $4.8 million in net activity of debt. During 2010, we received $52.7 million in net proceeds from an equity offering and utilized $48.2 million in net activity of debt.

Senior secured credit facilities, consisting of three components, aggregated to $365.8 million as of August 31, 2012.

Available borrowings under our credit facilities are generally limited by defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios. We had an aggregate of $299.5 million available to draw down under the committed credit facilities as of August 31, 2012. This amount consists of $284.5 million available on the North American credit facility, $10.0 million on the European credit facilities and $5.0 million on the Mexican joint venture credit facilities as of August 31, 2012.

As of August 31, 2012 a $290.0 million revolving line of credit secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, maturing June 2016, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 2.5% and Prime plus 1.5% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of August 31, 2012, lines of credit totaling $25.8 million secured by certain of our European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.7%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from December 2012 through June 2013.

As of August 31, 2012 our Mexican joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $20.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture was able to draw against this facility through October 2012 and full repayment is not due until March 2013. The renewal process is underway and is expected to be completed in November 2012. The second line of credit provides up to $30.0 million and is fully guaranteed by each of the joint venture partners, including our Company. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through February 2015.

As of August 31, 2012 outstanding borrowings under the senior secured credit facilities consisted of $5.6 million in letters of credit, $15.8 million outstanding under the European credit facilities and $45.0 million outstanding under the Mexican joint venture credit facilities. As of August 31, 2012 there were no borrowings outstanding under the North American credit facility.

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

30	The Greenbrier Companies 2012 Annual Report

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

We have operations in Mexico and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales primarily in Euro.

Foreign operations give rise to risks from changes in foreign currency exchange rates. We utilize foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. No provision has been made for credit loss due to counterparty non-performance.

As of August 31, 2012, the Mexican joint venture had $45.6 million of third party debt, of which we have guaranteed approximately $37.8 million. In addition, we, along with our joint venture partner, have committed to contributing $10.0 million to fund the capital expenditures to expand production capacity, of which we will contribute 50%. These amounts will be contributed at various intervals from May 31, 2012 to October 31, 2013. As of August 31, 2012, we and our joint venture partner have each contributed $1.4 million.

In accordance with customary business practices in Europe, we have $2.3 million in bank and third party warranty and performance guarantee facilities as of August 31, 2012. To date no amounts have been drawn under these guarantee facilities.

In 2012, cash paid for income taxes was 12% of pre-tax earnings. We expect the rate in 2013 to increase primarily due to net operating loss carryforwards utilized in 2012 and reversals of certain tax deferrals.

We expect existing funds and cash generated from operations, together with proceeds from financing activities including borrowings under existing credit facilities and long-term financings, to be sufficient to fund working capital needs, planned capital expenditures and expected debt repayments for the next twelve months.

The following table shows our estimated future contractual cash obligations as of August 31, 2012:

	Years Ending August 31,
(In thousands)	Total	2013	2014	2015	2016	2017	Thereafter
Notes payable	$430,534	$73,469	$84,710	$42,183	$172	$–	$230,000
Interest	56,392	13,580	10,219	8,377	8,072	8,072	8,072
Revolving notes	60,754	60,754	–	–	–	–	–
Purchase commitments	2,766	2,766	–	–	–	–	–
Operating leases	17,878	6,723	5,447	3,110	1,752	693	153
Railcar leases	18,450	6,632	5,495	4,805	1,001	517	–
Other	962	505	345	69	42	1	–

	$587,736	$164,429	$106,216	$58,544	$11,039	$9,283	$238,225

Due to uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at August 31, 2012, we are unable to estimate the period of cash settlement with the respective taxing authority. Therefore, approximately $3.7 million in uncertain tax positions have been excluded from the contractual table above. See Note 19 to the Consolidated Financial Statements for a discussion on income taxes.

The Greenbrier Companies 2012 Annual Report	31

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

Environmental costs - At times we may be involved in various proceedings related to environmental matters. We estimate future costs for known environmental remediation requirements and accrue for them when it is probable that we have incurred a liability and the related costs can be reasonably estimated based on currently available information. If further developments or resolution of an environmental matter result in facts and circumstances that are significantly different than the assumptions used to develop these reserves, the accrual for environmental

32	The Greenbrier Companies 2012 Annual Report

remediation could be materially understated or overstated. Adjustments to these liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or when expenditures for which reserves are established are made. Due to the uncertain nature of estimating potential environmental matters, there can be no assurance that we will not become involved in future litigation or other proceedings or, if we were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to us.

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

We will periodically sell railcars with leases attached to financial investors. In addition we will often perform management or maintenance services at market rates for these railcars. Pursuant to the guidance in ASC 840-20-40, we evaluate the terms of any remarketing agreements and any contractual provisions that represent retained risk and the level of retained risk based on those provisions. We apply a 10% threshold to determine whether the level of retained risk exceeds 10% of the individual fair value of the rail cars delivered. For any contracts with multiple elements (i.e. railcars, maintenance, management services, etc) we allocate revenue among the deliverables primarily based upon objective and reliable evidence of the fair value of each element in the arrangement. If objective and reliable evidence of fair value of any element is not available, we will use its estimated selling price for purposes of allocating the total arrangement consideration among the elements.

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

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. When changes in circumstances, such as a decline in the market price of our common stock, changes in demand or in the numerous variables associated with the judgments, assumptions and estimates made in assessing the appropriate valuation of goodwill indicate the carrying amount of certain indefinite lived assets may not be recoverable, the assets are evaluated for impairment. Among other things, our assumptions used in the valuation of goodwill include growth of revenue and margins and increased cash flows over time. If actual operating results were to differ from these assumptions, it may result in an impairment of our goodwill.

The Greenbrier Companies 2012 Annual Report	33

The provisions of Accounting Standards Codification (ASC) 350, Intangibles - Goodwill and Other, require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit with its carrying value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. The second step of the goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In the second step we would compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The goodwill balance as of August 31, 2012 of $137.1 million relates to the Wheel Services, Refurbishment & Parts segment. Goodwill was tested during the third quarter and the Company concluded that goodwill was not impaired.

New Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have operations in Mexico and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At August 31, 2012, $87.5 million of forecast sales in Europe were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At August 31, 2012, net assets of foreign subsidiaries aggregated $38.5 million and a 10% strengthening of the U.S. dollar relative to the foreign currencies would result in a decrease in equity of $3.9 million, or 0.9% of Total equity Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $42.9 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At August 31, 2012, 69% of our outstanding debt has fixed rates and 31% has variable rates. At August 31, 2012, a uniform 10% increase in interest rates would result in approximately $0.4 million of additional annual interest expense.

34	The Greenbrier Companies 2012 Annual Report

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

AS OF AUGUST 31,

(In thousands)	2012	2011

Assets
Cash and cash equivalents	$53,571	$50,222
Restricted cash	6,277	2,113
Accounts receivable, net	146,326	188,443
Inventories	316,741	323,512
Leased railcars for syndication	97,798	30,690
Equipment on operating leases, net	362,968	321,141
Property, plant and equipment, net	182,429	161,200
Goodwill	137,066	137,066
Intangibles and other assets, net	81,368	87,268

	$1,384,544	$1,301,655

Liabilities and Equity
Revolving notes	$60,755	$90,339
Accounts payable and accrued liabilities	329,508	316,536
Deferred income taxes	95,363	83,839
Deferred revenue	17,194	5,900
Notes payable	428,079	429,140

Commitments and contingencies (Notes 22 & 23)

Equity: Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	–	–
Common stock - without par value; 50,000 shares authorized; 27,143 and 25,186 outstanding at August 31, 2012 and 2011	–	–
Additional paid-in capital	252,256	242,286
Retained earnings	185,890	127,182
Accumulated other comprehensive loss	(6,369)	(7,895)

Total equity Greenbrier	431,777	361,573
Noncontrolling interest	21,868	14,328

Total equity	453,645	375,901

	$1,384,544	$1,301,655

The accompanying notes are an integral part of these financial statements.

The Greenbrier Companies 2012 Annual Report	35

Consolidated Statements of Income

YEARS ENDED AUGUST 31,

(In thousands, except per share amounts)	2012	2011	2010
Revenue
Manufacturing	$1,253,964	$721,102	$295,566
Wheel Services, Refurbishment & Parts	481,865	452,865	388,434
Leasing & Services	71,887	69,323	72,280

	1,807,716	1,243,290	756,280

Cost of revenue
Manufacturing	1,122,384	661,127	268,395
Wheel Services, Refurbishment & Parts	433,541	405,449	344,522
Leasing & Services	37,371	37,183	41,365

	1,593,296	1,103,759	654,282

Margin	214,420	139,531	101,998
Selling and administrative	104,596	80,326	69,931
Gain on disposition of equipment	(8,964)	(8,369)	(8,170)
Special items	–	–	(11,870)

Earnings from operations	118,788	67,574	52,107

Other costs
Interest and foreign exchange	24,809	36,992	45,204
Loss (gain) on extinguishment of debt	–	15,657	(2,070)

Earnings before income tax and loss from unconsolidated affiliates	93,979	14,925	8,973
Income tax benefit (expense)	(32,393)	(3,564)	959

Earnings before loss from unconsolidated affiliates	61,586	11,361	9,932
Loss from unconsolidated affiliates	(416)	(2,974)	(1,601)

Net earnings	61,170	8,387	8,331
Net earnings attributable to noncontrolling interest	(2,462)	(1,921)	(4,054)

Net earnings attributable to Greenbrier	$58,708	$6,466	$4,277

Basic earnings per common share:	$2.21	$0.27	$0.23

Diluted earnings per common share:	$1.91	$0.24	$0.21

Weighted average common shares:
Basic	26,572	24,100	18,585
Diluted	33,718	26,501	20,213

The accompanying notes are an integral part of these financial statements.

36	The Greenbrier Companies 2012 Annual Report

Consolidated Statements of Equity

and Comprehensive Income

	Attributable to Greenbrier						Total Equity
(In thousands, except for per share amounts)	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest
Balance September 1, 2009	17,094	$117,077	$116,439	$(9,790)	$223,726	$8,724	$232,450
Net earnings	–	–	4,277	–	4,277	4,054	8,331
Translation adjustment (net of tax effect)	–	–	–	(3,831)	(3,831)	–	(3,831)
Pension adjustment (net of tax effect)	–			6,810	6,810	–	6,810
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	–	–	–	(878)	(878)	–	(878)
Unrealized gain on derivative financial instruments (net of tax effect)	–	–	–	485	485	–	485

Comprehensive income					6,863	4,054	10,917
Noncontrolling interest adjustments	–	–	–	–	–	(1,309)	(1,309)
ASC 470-20 adjustment for partial convertible note retirement (net of tax)	–	(2,535)	–	–	(2,535)	–	(2,535)
Net proceeds from equity offering	4,500	52,708	–	–	52,708	–	52,708
Restricted stock awards (net of cancellations)	274	3,210	–	–	3,210	–	3,210
Unamortized restricted stock	–	(3,210)	–	–	(3,210)	–	(3,210)
Restricted stock amortization	–	5,825	–	–	5,825	–	5,825
Stock options exercised	7	29	–	–	29	–	29
Excess tax expense of stock options exercised	–	(678)	–	–	(678)	–	(678)

Balance August 31, 2010	21,875	172,426	120,716	(7,204)	285,938	11,469	297,407
Net earnings	–	–	6,466	–	6,466	1,921	8,387
Translation adjustment	–	–	–	2,205	2,205	–	2,205
Pension adjustment (net of tax effect)	–			(6)	(6)	–	(6)
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	–	–	–	(1,029)	(1,029)	–	(1,029)
Unrealized loss on derivative financial instruments (net of tax effect)	–	–	–	(1,861)	(1,861)	–	(1,861)

Comprehensive income					5,775	1,921	7,696
Noncontrolling interest adjustments	–	–	–	–	–	938	938
Net proceeds from equity offering	3,000	62,760	–	–	62,760	–	62,760
Restricted stock awards (net of cancellations)	306	7,197	–	–	7,197	–	7,197
Unamortized restricted stock	–	(7,197)	–	–	(7,197)	–	(7,197)
Restricted stock amortization	–	7,073	–	–	7,073	–	7,073
Stock options exercised	5	27	–	–	27	–	27

Balance August 31, 2011	25,186	242,286	127,182	(7,895)	361,573	14,328	375,901
Net earnings	–	–	58,708	–	58,708	2,462	61,170
Translation adjustment	–	–	–	(4,040)	(4,040)	(128)	(4,168)
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect of $1.3 million)	–	–	–	4,988	4,988	–	4,988
Pension adjustment (net of tax effect)				(130)	(130)	–	(130)
Unrealized gain on derivative financial instruments (net of tax effect of $0.3 million)	–	–	–	708	708	–	708

Comprehensive income	–	–	–	–	60,234	2,334	62,568
Investment by joint venture partner	–	–	–	–	–	1,362	3,844
Noncontrolling interest adjustments	–	–	–	–	–	3,844	1,362
Restricted stock awards (net of cancellations)	461	9,392	–	–	9,392	–	9,392
Unamortized restricted stock	–	(9,392)	–	–	(9,392)	–	(9,392)
Restricted stock amortization	–	8,343	–	–	8,343	–	8,343
Warrants exercised	1,496	–	–	–	–	–	–
Excess tax benefit from restricted stock awards	–	1,627	–	–	1,627	–	1,627

Balance August 31, 2012	27,143	$252,256	$185,890	$(6,369)	$431,777	$21,868	$453,645

The accompanying notes are an integral part of these financial statements.

The Greenbrier Companies 2012 Annual Report	37

Consolidated Statements of Cash Flows

YEARS ENDED AUGUST 31,

(In thousands)	2012	2011	2010
Cash flows from operating activities:
Net earnings	$61,170	$8,387	$8,331
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Deferred income taxes	11,617	2,399	15,052
Depreciation and amortization	42,371	38,293	37,511
Gain on sales of leased equipment	(8,964)	(5,121)	(6,543)
Accretion of debt discount	3,259	6,583	8,149
Special items	–	–	(11,870)
Loss (gain) on extinguishment of debt (non-cash portion)	–	8,453	(2,070)
Other	13,662	6,762	4,237
Decrease (increase) in assets:
Accounts receivable	37,763	(96,552)	22,430
Inventories	3,709	(116,866)	(45,212)
Leased railcars for syndication	(76,071)	(20,839)	759
Other	–	8,863	6,455
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	16,236	130,673	12,777
Deferred revenue	11,304	(5,287)	(7,445)

Net cash (used in) provided by operating activities	116,056	(34,252)	42,561

Cash flows from investing activities:
Proceeds from sales of equipment	33,560	18,730	22,978
Investment in and advances to unconsolidated affiliates	(506)	(2,330)	(927)
Contract placement fee	–	–	(6,050)
Decrease (increase) in restricted cash	(4,164)	412	(1,442)
Capital expenditures	(117,885)	(84,302)	(38,989)
Other	48	(1,774)	260

Net cash used in investing activities	(88,947)	(69,264)	(24,170)

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	(57,302)	71,625	(11,934)
Proceeds from revolving notes with maturities longer than 90 days	63,773	25,159	5,698
Repayments of revolving notes with maturities longer than 90 days	(33,934)	(10,000)	(5,698)
Proceeds from issuance of notes payable	2,750	231,250	2,149
Debt issuance costs	–	(11,469)	(109)
Repayments of notes payable	(7,070)	(311,360)	(38,267)
Proceeds from equity offering	–	63,180	56,250
Expenses from equity offering	–	(420)	(3,542)
Excess tax benefit from restricted stock awards	1,627	–	–
Investment by joint venture partner	1,362	–	–
Other	–	26	29

Net cash provided by (used in) financing activities	(28,794)	57,991	4,576

Effect of exchange rate changes	5,034	(3,117)	(290)
Increase (decrease) in cash and cash equivalents	3,349	(48,642)	22,677
Cash and cash equivalents
Beginning of period	50,222	98,864	76,187

End of period	$53,571	$50,222	$98,864

Cash paid during the period for:
Interest	$12,737	$27,872	$29,409
Income taxes, net	$8,601	$677	$(14,953)
Non-cash activity
Transfer of leased railcars for syndication to equipment on operating leases	$8,963	$–	$–
Transfer of other assets to property, plant and equipment	$–	$–	$708

The accompanying notes are an integral part of these financial statements.

38	The Greenbrier Companies 2012 Annual Report

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations

The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) currently operate in three primary business segments: Manufacturing; Wheel Services, Refurbishment & Parts; and Leasing & Services. The three business segments are operationally integrated. With operations in the United States (U.S.), Mexico and Poland, the Manufacturing segment produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. The Wheel Services, Refurbishment & Parts segment performs railcar repair, refurbishment and maintenance activities in North America as well as wheel and axle servicing and production of a variety of parts for the railroad industry. The Leasing & Services segment owns approximately 11,000 railcars and provides management services for approximately 219,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. Greenbrier also produces railcar castings through an unconsolidated joint venture.

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

Foreign currency translation - Certain operations outside the U.S., primarily in Poland and Germany, prepare financial statements in currencies other than the U.S. dollar. Revenues and expenses are translated at average exchange rates for the year, while assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of equity in other comprehensive income (loss). The foreign currency translation adjustment balances were $6.0 million, $1.9 million and $4.1 million as of August 31, 2012, 2011 and 2010.

Cash and cash equivalents - Cash is temporarily invested primarily in money market funds. All highly-liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents.

Restricted cash - Restricted cash relates to amounts held in restricted accounts to support a target minimum rate of return as part of an agreement further described in Note 15 – Variable Interest Entities and a pass through account for activity related to management services provided for certain third party customers.

Accounts receivable - Accounts receivable are stated net of allowance for doubtful accounts of $3.5 million and $3.9 million as of August 31, 2012 and 2011.

	Years ended August 31,
(In thousands)	2012	2011	2010
Allowance for doubtful accounts
Balance at beginning of period	$3,913	$3,931	$5,612
Additions, net of reversals	641	351	(385)
Usage	(663)	(673)	(991)
Currency translation effect	(366)	304	(305)

Balance at end of period	$3,525	$3,913	$3,931

Inventories - Inventories are valued at the lower of cost or market primarily using the first-in first-out method. Work-in-process includes material, labor and overhead.

Leased railcars for syndication - Leased railcars for syndication consist of newly-built railcars, manufactured at one of the Company’s facilities, which have been placed on lease to a customer and which the Company intends to sell to an investor with the lease attached. These railcars are not depreciated and are anticipated to be sold within six

The Greenbrier Companies 2012 Annual Report	39

months of delivery of the last railcar on the underlying lease. The Company does not believe any economic value of a railcar is lost in the first six months; therefore the Company does not depreciate these assets. In the event the railcars are not sold, the railcars are transferred to Equipment on operating leases and depreciated.

Equipment on operating leases, net - Equipment on operating leases is stated net of accumulated depreciation. Depreciation to estimated salvage value is provided on the straight-line method over the estimated useful lives of up to thirty-five years. Management periodically reviews salvage value estimates based on current scrap prices and what the Company expects to receive upon disposal.

Property, plant and equipment - Property, plant and equipment is stated at cost net of accumulated depreciation. Depreciation is provided on the straight-line method over estimated useful lives which are as follows:

Depreciable Life
Buildings and improvements	10 – 25 years
Machinery and equipment	3 – 15 years
Other	3 – 7 years

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

Impairment of long-lived assets - When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets are evaluated for impairment. If the forecast undiscounted future cash flows are less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to estimated realizable value is recognized in the current period. No impairment was recorded in the years ended August 31, 2012, 2011 and 2010.

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

Income taxes - The liability method is used to account for income taxes. Deferred income taxes are provided for the temporary effects of differences between assets and liabilities recognized for financial statement and income tax reporting purposes. Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized. As a result, we recognize liabilities for uncertain tax positions based on whether evidence indicates that it is more likely than not that the position will be sustained on audit. It is inherently difficult and subjective to estimate such amounts, as this requires us to estimate the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision.

40	The Greenbrier Companies 2012 Annual Report

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

Accumulated other comprehensive income (loss) - Accumulated other comprehensive income (loss), net of tax as appropriate, consisted of the following:

(In thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Pension Adjustment	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance August 31, 2011	$(5,789)	$(195)	$(1,911)	$(7,895)
2012 activity	5,696	(130)	(4,040)	1,526

Balance, August 31, 2012	$(93)	$(325)	$(5,951)	$(6,369)

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

The Company will periodically sell railcars with leases attached to financial investors. In addition the Company will often perform management or maintenance services at market rates for these railcars. Pursuant to the guidance in ASC 840-20-40, the Company evaluates the terms of any remarketing agreements and any contractual provisions that represent retained risk and the level of retained risk based on those provisions. The Company applies a 10% threshold to determine whether the level of retained risk exceeds 10% of the individual fair value of the rail cars delivered. For any contracts with multiple elements (i.e. railcars, maintenance, management services, etc) the Company allocates revenue among the deliverables primarily based upon objective and reliable evidence of the fair value of each element in the arrangement. If objective and reliable evidence of fair value of any element is not available, the company will use its estimated selling price for purposes of allocating the total arrangement consideration among the elements.

Interest and foreign exchange - Includes foreign exchange gains and losses, amortization of loan fee expense, accretion of debt discounts and external interest expense.

	Years ended August 31,
(In thousands)	2012	2011	2010
Interest and foreign exchange:
Interest and other expense	$22,474	$30,155	$36,214
Accretion of term loan debt discount	–	3,564	4,377
Accretion of convertible debt discount	3,259	3,021	3,771
Foreign exchange (gain) loss	(924)	252	842

	$24,809	$36,992	$45,204

The Greenbrier Companies 2012 Annual Report	41

Research and development - Research and development costs are expensed as incurred. Research and development costs incurred for new product development during the years ended August 31, 2012, 2011 and 2010 were $2.0 million, $3.0 million and $2.6 million.

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

Net earnings per share - Basic earnings per common share (EPS) excludes the potential dilution that would occur if additional shares were issued upon exercise of outstanding warrants or conversion of bonds. Restricted stock grants are treated as outstanding when issued and are included in weighted average basic common shares outstanding when the Company is in a net earnings position. Diluted EPS is calculated using the more dilutive of two approaches.

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

Stock-based compensation - The value, at the date of grant, of stock awarded under restricted stock grants is amortized as compensation expense over the lesser of the vesting period of one to five years or to the recipients eligible retirement date. Compensation expense recognized related to restricted stock for the years ended August 31, 2012, 2011 and 2010 was $8.8 million, $7.1 million and $5.8 million and was recorded in Selling and administrative on the Consolidated Statements of Income.

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

Prospective Accounting Changes - In June 2011, an accounting standard update was issued regarding the presentation of other comprehensive income in the financial statements. The standard eliminated the option of presenting other comprehensive income as part of the statement of changes in equity and instead requires the Company to present other comprehensive income as either a single statement of comprehensive income combined with net income or as two separate but continuous statements. This amendment will be effective for the Company as of September 1, 2012. The Company currently reports other comprehensive income in the Consolidated Statement of Equity and Comprehensive Income and will be required to change the presentation of comprehensive income to be in compliance with the new standard.

In September 2011, an accounting standard update was issued regarding the annual goodwill impairment testing. This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing

42	The Greenbrier Companies 2012 Annual Report

is necessary. This amendment will be effective for the Company as of September 1, 2012. However, early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. This amendment impacts testing steps only, and therefore adoption will not have an effect on the Company’s Consolidated Financial Statements.

In July 2012, an accounting standard update was issued regarding the testing of indefinite-lived intangible assets for impairment. This amendment is intended to reduce the cost and complexity of testing indefinite-lived intangible assets for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This amendment will be effective for the Company as of September 1, 2013. However, early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. This amendment impacts testing steps only, and therefore adoption will not have an effect on the Company’s Consolidated Financial Statements.

Note 3 - Special Items

In 2007, the Company’s board of directors approved the permanent closure of the Company’s then Canadian railcar manufacturing subsidiary, TrentonWorks Ltd. (TrentonWorks). In March 2008, Trenton Works filed for bankruptcy. Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% ownership, except when control is not held by the majority owner. Under these principles, bankruptcy represents a condition which may preclude consolidation. As a result, the Company discontinued consolidating TrentonWorks’ financial statements beginning in 2008 and reported its investment in TrentonWorks using the cost method. De-consolidation resulted in a negative investment in the subsidiary of $15.3 million which was included as a liability on the Company’s Consolidated Balance Sheet. In addition, a $3.4 million loss was included in Accumulated other comprehensive loss. In 2010, the bankruptcy was resolved upon liquidation of substantially all remaining assets of TrentonWorks by the bankruptcy trustee. The resolution of the bankruptcy and associated release of obligations resulted in the recognition of $11.9 million of income in 2010, consisting of the reversal of the $15.3 million liability, net of the $3.4 million other comprehensive loss. This income was recorded in Special items on the Consolidated Statement of Income for the year ended August 31, 2010.

Note 4 - Loss (Gain) on Extinguishment of Debt

The results of operations for the year ended August 31, 2011 include a loss on extinguishment of debt of $15.7 million. During the third quarter of 2011 the Company recorded a $10.1 million loss on extinguishment of debt associated with the write-off of unamortized debt issuance costs of $2.9 million and prepayment premiums and other costs of $7.2 million due to the full retirement of the $235.0 million senior unsecured notes. During the fourth quarter of 2011 the Company recorded a loss on extinguishment of debt of $5.6 million consisting of the write-off of unamortized loan fees of $1.7 million and a debt discount of $3.9 million due to the full retirement of a $71.8 million term loan.

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

Note 5 - Inventories

	Years ended August 31,
(In thousands)	2012	2011
Manufacturing supplies and raw materials	$228,092	$231,798
Work-in-process	71,210	78,709
Finished goods	22,571	17,455
Excess and obsolete adjustment	(5,132)	(4,450)

	$316,741	$323,512

The Greenbrier Companies 2012 Annual Report	43

	Years ended August 31,
(In thousands)	2012	2011	2010
Excess and obsolete adjustment
Balance at beginning of period	$4,450	$4,096	$4,882
Charge to cost of revenue	3,042	1,202	1,698
Disposition of inventory	(2,210)	(995)	(2,249)
Currency translation effect	(150)	147	(235)

Balance at end of period	$5,132	$4,450	$4,096

Note 6 - Leased Railcars for Syndication

Leased railcars for syndication consist of newly-built railcars, manufactured at one of the Company’s facilities, which have been placed on lease to a customer and which the Company intends to sell to an investor with the lease attached. These railcars are not depreciated and are anticipated to be sold within six months of delivery of the last railcar on the underlying lease. The Company does not believe any economic value of a railcar is lost in the first six months; therefore the Company does not depreciate these assets. In the event the railcars are not sold, the railcars are transferred to Equipment on operating leases and depreciated. As of August 31, 2012 Leased railcars for syndication were $97.8 million compared to $30.7 million as of August 31, 2011.

Note 7 - Equipment on Operating Leases, net

Equipment on operating leases is reported net of accumulated depreciation of $100.2 million and $94.8 million as of August 31, 2012 and 2011. Depreciation expense was $13.6 million, $12.9 million and $12.4 million as of August 31, 2012, 2011 and 2010. In addition, certain railcar equipment leased-in by the Company on operating leases (see Note 22 Lease Commitments) is subleased to customers under non-cancelable operating leases. Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases are as follows:

(In thousands)
Year ending August 31,
2013	$28,540
2014	23,507
2015	19,303
2016	12,975
2017	11,640
Thereafter	15,986

$111,951

Certain equipment is also operated under daily, monthly or car hire utilization arrangements. Associated revenue amounted to $23.4 million, $18.7 million and $18.4 million for the years ended August 31, 2012, 2011 and 2010.

Note 8 - Property, Plant and Equipment, net

	Years ended August 31,
(In thousands)	2012	2011
Land and improvements	$34,214	$31,682
Machinery and equipment	198,141	181,161
Buildings and improvements	94,514	82,668
Other	63,541	59,136

	390,410	354,647
Accumulated depreciation	(207,981)	(193,447)

	$182,429	$161,200

44	The Greenbrier Companies 2012 Annual Report

Depreciation expense was $23.3 million, $20.7 million and $20.5 million as of August 31, 2012, 2011 and 2010.

Note 9 - Goodwill

The Company performs a goodwill impairment test annually during the third quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The provisions of ASC 350, Intangibles – Goodwill and Other, require the Company to perform a two-step impairment test on goodwill. In the first step, the Company compares the fair value of each reporting unit with its carrying value. The Company determines the fair value of the reporting units based on a weighting of income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, the Company estimates the fair value based on observed market multiples for comparable businesses. The second step of the goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In the second step the Company would compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The goodwill balance, net of cumulative write-downs of $55.7 million, as of August 31, 2012 and 2011 was $137.1 million and relates to the Wheel Services, Refurbishment & Parts segment. Goodwill was tested during the third quarter of 2012 and the Company concluded that goodwill was not impaired.

Note 10 - Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

	Years ended August 31,
(In thousands)	2012	2011
Intangible assets subject to amortization:
Customer relationships	$66,825	$66,825
Accumulated amortization	(22,995)	(17,854)
Other intangibles	4,906	5,185
Accumulated amortization	(3,779)	(3,475)

	44,957	50,681

Intangible assets not subject to amortization	912	912
Prepaid and other assets	10,272	8,692
Debt issuance costs	10,194	12,516
Nonqualified savings plan investments	6,667	6,326
Investment in unconsolidated affiliates	8,301	5,769
Contract placement fee	–	2,259
Investment in direct finance leases	65	113

	$81,368	$87,268

Amortization expense for the years ended August 31, 2012, 2011 and 2010 was $5.6 million, $4.7 million and $4.8 million. Amortization expense for the years ending August 31, 2013, 2014, 2015, 2016 and 2017 is expected to be $4.2 million, $4.1 million, $4.1 million, $4.1 million and $3.9 million.

The Greenbrier Companies 2012 Annual Report	45

Note 11 - Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $365.8 million as of August 31, 2012.

As of August 31, 2012, a $290.0 million revolving line of credit secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, maturing June 2016, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 2.5% and Prime plus 1.5% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of August 31, 2012, lines of credit totaling $25.8 million secured by certain of the Company’s European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.7%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from December 2012 through June 2013.

As of August 31, 2012, the Company’s Mexican joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $20.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture was able to draw against this facility through October 2012 and full repayment is not due until March 2013. The second line of credit provides up to $30.0 million and is fully guaranteed by each of the joint venture partners, including the Company. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through February 2015.

As of August 31, 2012, outstanding borrowings under the senior secured credit facilities consisted of $5.6 million in letters of credit, $15.8 million outstanding under the European credit facilities and $45.0 million outstanding under the Mexican joint venture credit facilities. As of August 31, 2012 there were no borrowings outstanding under the North American credit facility.

As of August 31, 2011, outstanding borrowings under senior secured credit facilities consisted of $4.3 million in letters of credit and $60.0 million in revolving notes outstanding under the North American credit facility, $15.2 million outstanding under the European credit facilities and $15.1 million outstanding under the Mexican joint venture credit facility.

Note 12 - Accounts Payable and Accrued Liabilities

	Years ended August 31,
(In thousands)	2012	2011
Trade payables and other accrued liabilities	$258,316	$267,683
Accrued payroll and related liabilities	37,915	26,757
Accrued maintenance	11,475	10,865
Accrued warranty	9,221	8,645
Income taxes payable	9,625	–
Other	2,956	2,586

	$329,508	$316,536

46	The Greenbrier Companies 2012 Annual Report

Note 13 - Maintenance and Warranty Accruals

	Years ended August 31,
(In thousands)	2012	2011	2010
Accrued maintenance
Balance at beginning of period	$10,865	$12,460	$16,206
Charged to cost of revenue	10,750	12,034	13,581
Payments	(10,140)	(13,629)	(17,327)

Balance at end of period	$11,475	$10,865	$12,460

Accrued warranty
Balance at beginning of period	$8,645	$6,304	$8,184
Charged to cost of revenue	2,496	3,856	425
Payments	(1,746)	(1,547)	(2,252)
Currency translation effect	(174)	32	(53)

Balance at end of period	$9,221	$8,645	$6,304

Note 14 - Notes Payable

	Years ended August 31,
(In thousands)	2012	2011
Convertible senior notes, due 2018	$230,000	$230,000
Convertible senior notes, due 2026	67,724	67,724
Term loans	132,553	137,040
Other notes payable	257	90

	430,534	434,854
Debt discount on convertible senior notes due 2026, net of accretion	(2,455)	(5,714)

	$428,079	$429,140

Convertible senior notes, due 2018, bear interest at a fixed rate of 3.5%, paid semi-annually in arrears on April 1st and October 1st. The convertible notes will mature on April 1, 2018, unless earlier repurchased by Greenbrier or converted in accordance with their terms. The convertible notes are senior unsecured obligations and rank equally with other senior unsecured debt. The convertible notes are convertible into shares of the Company’s common stock, at an initial conversion rate of 26.2838 shares per $1,000 principal amount of the notes (which is equal to an initial conversion price of $38.05 per share). The initial conversion rate and conversion price are subject to adjustment upon the occurrence of certain events, such as distributions, dividends or stock splits. There were $7.9 million in original debt issuance costs, included in Intangibles and other assets on the Consolidated Balance Sheets, which will be amortized using the effective interest method. The amortization expense is being included in Interest and foreign exchange on the Consolidated Statements of Operations.

Convertible senior notes, due 2026, bear interest at a fixed rate of 2.375%, paid semi-annually in arrears on May 15th and November 15th. The Company will also pay contingent interest of 0.375% on the notes in certain circumstances commencing with the six-month period beginning May 15, 2013. On or after May 15, 2013, Greenbrier may redeem all or a portion of the notes at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. On May 15, 2013, May 15, 2016 and May 15, 2021 or in the event of certain fundamental changes, holders can require the Company to repurchase all or a portion of their notes at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. Payment on the convertible notes is guaranteed by substantially all of the Company’s material domestic subsidiaries. The convertible senior notes are convertible upon the occurrence of specified events into cash and shares, if any, of Greenbrier’s common stock at an initial conversion rate of 20.8125 shares per $1,000 principal amount of the notes (which is equal to an initial conversion price of $48.05 per share). The initial conversion rate is subject to adjustment upon the occurrence of certain events, as defined. The value of the equity component was $14.9 million as of August 31, 2012 and 2011.

The Greenbrier Companies 2012 Annual Report	47

The debt discount associated with the convertible senior notes is being accreted using the effective interest rate method through May 2013 and the accretion expense is being included in Interest and foreign exchange on the Consolidated Statements of Operations. The pre-tax accretion of the debt discount was $3.2 million, $3.0 million and $3.8 million for the years ended August 31, 2012, 2011 and 2010. The accretion is expected to be approximately $2.5 million for the year ending August 31, 2013.

Term loans are primarily comprised of:

•

A senior term note with an initial balance of $100.0 million, secured by a pool of leased railcars, maturing in March 2014. The note bears a floating interest rate of LIBOR plus 1% with principal of $0.7 million paid quarterly in arrears and a balloon payment of $81.8 million due at maturity. The principal balance as of August 31, 2012 was $85.8 million. An interest rate swap agreement was entered into, on fifty percent of the initial balance, to swap the floating interest rate of LIBOR plus 1% to a fixed rate of 5.24%. At August 31, 2012, the notional amount of the agreement was $42.9 million and matures in March 2014.

•

A senior term note with an initial balance of $50.0 million, secured by a pool of leased railcars, maturing in May 2015. The note bears a floating interest rate of LIBOR plus 1% with principal of $0.3 million paid quarterly in arrears and a balloon payment of $41.2 million due at maturity. The principal balance as of August 31, 2012 was $44.6 million.

•	Other term loans consist of:
•

A term loan with an initial balance of $1.8 million maturing in October 2013. The note bears a floating interest rate of LIBOR plus 2.5% with principal of $0.2 million paid semi-annually in arrears. The balance as of August 31, 2012 was $0.6 million.

•

A term loan with an initial balance of $1.2 million maturing in December 2012. The note bears a floating interest rate of LIBOR plus 4% with a balloon payment due at maturity. The balance as of August 31, 2012 was $1.2 million.

•

A term loan with an initial balance of $0.3 million maturing in November 2015. The note is interest free with principal of $3 thousand paid monthly in arrears and a balloon payment of $0.2 million. The balance as of August 31, 2012 was $0.3 million.

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

Principal payments on the notes payable are expected as follows:

(In thousands)
Year ending August 31,
2013(1)	$73,469
2014	84,710
2015	42,183
2016	172
2017	–
Thereafter	230,000

$430,534

(1)

The repayment of the $67.7 million of Convertible senior notes due 2026 is assumed to occur in 2013, which is the first date holders can require the Company to repurchase all or a portion of the notes.

Note 15 - Derivative Instruments

Foreign operations give rise to market risks from changes in foreign currency exchange rates. Foreign currency forward exchange contracts with established financial institutions are utilized to hedge a portion of that risk in Euro. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt.

48	The Greenbrier Companies 2012 Annual Report

The Company’s foreign currency forward exchange contracts and interest rate swap agreements are designated as cash flow hedges, and therefore the effective portion of unrealized gains and losses are recorded in accumulated other comprehensive loss.

At August 31, 2012 exchange rates, forward exchange contracts for the purchase of Polish Zloty and the sale of Euro aggregated to $87.5 million. Adjusting the foreign currency exchange contracts to the fair value of the cash flow hedges at August 31, 2012 resulted in an unrealized pre-tax gain of $2.1 million that was recorded in accumulated other comprehensive loss. The fair value of the contracts is included in Accounts payable and accrued liabilities when there is a loss, or Accounts receivable, net when there is a gain, on the Consolidated Balance Sheets. As the contracts mature at various dates through December 2013, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions when they occur. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations in Interest and foreign exchange.

At August 31, 2012, an interest rate swap agreement had a notional amount of $42.9 million and matures March 2014. The fair value of this cash flow hedge at August 31, 2012 resulted in an unrealized pre-tax loss of $2.9 million. The loss is included in Accumulated other comprehensive loss and the fair value of the contract is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from accumulated other comprehensive loss and charged or credited to interest expense. At August 31, 2012 interest rates, approximately $1.6 million would be reclassified to interest expense in the next 12 months.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		August 31,			August 31,
		2012	2011		2012	2011
(In thousands)	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$2,703	$–	Accounts payable and accrued liabilities	$182	$2,848
Interest rate swap contracts	Other assets	–	–	Accounts payable and accrued liabilities	2,861	4,386

		$2,703	$–		$3,043	$7,234

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$141	$–	Accounts payable and accrued liabilities	$102	$525

The Effect of Derivative Instruments on the Statement of Income

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivative	Gain (loss) recognized in income on derivative Twelve months ended August 31,
		2012	2011
Foreign forward exchange contract	Interest and foreign exchange	$371	$(626)

The Greenbrier Companies 2012 Annual Report	49

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) Twelve months ended August 31,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income (effective portion) Twelve months ended August 31,		Location of loss in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (ineffective portion and amount excluded from effectiveness testing) Twelve months ended August 31,
	2012	2011		2012	2011		2012	2011
Foreign forward exchange contracts	$136	$(3,302)	Revenue	$(4,615)	$71	Interest and foreign exchange	$1,403	$860
Interest rate swap contracts	(153)	(2,563)	Interest and foreign exchange	(1,678)	(1,808)	Interest and foreign exchange	–	–

	$(17)	$(5,865)		$(6,293)	$(1,737)		$1,403	$860

Note 16 - Equity

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

In January 2011, the stockholders approved the 2010 Amended and Restated Stock Incentive Plan (formerly known as the 2005 Stock Incentive Plan as amended). The plan provides for the grant of incentive stock options, non-statutory stock options, restricted shares, stock units and stock appreciation rights. The maximum aggregate number of the Company’s common shares authorized for issuance is 2,825,000. During the years ended August 31, 2012, 2011 and 2010, the Company awarded restricted stock grants totaling 466,680, 309,380 and 302,326 shares.

The following table summarizes restricted stock grant transactions for shares, both vested and unvested, under the 2010 Amended and Restated Stock Incentive Plan:

Shares
Balance at September 1, 2009	1,525,147
Granted	302,326
Forfeited	(27,900)

Balance at August 31, 2010	1,799,573
Granted	309,380
Forfeited	(4,000)

Balance at August 31, 2011	2,104,953
Granted	466,680
Forfeited	(6,283)

Balance at August 31, 2012	2,565,350

The unvested restricted stock grants were 903,554 and 1,230,739 as of August 31, 2012 and 2011.

The fair value of awards granted was $9.5 million for 2012, $7.2 million for 2011 and $3.5 million for 2010.

50	The Greenbrier Companies 2012 Annual Report

The following table summarizes stock option transactions for shares under option and the related weighted average option price:

	Shares	Weighted Average Option Price
Balance at September 1, 2009	12,160	$4.59
Exercised	(6,660)	$4.47

Balance at August 31, 2010	5,500	$4.74
Exercised	(5,500)	$4.74

Balance at August 31, 2011	–	$–
Exercised	–	$–

Balance at August 31, 2012	–	$–

At August 31, 2012 there were no options outstanding. On August 31, 2012 there were 259,650 shares available for grant compared to 720,047 and 25,427 shares available for grant as of the years ended August 31, 2011 and 2010. Restricted stock grants are considered outstanding shares of common stock at the time they are issued. The holders of the unvested restricted stock grants are entitled to voting rights and participation in dividends. The dividends are not forfeitable if the awards are later forfeited prior to vesting. Approximately 362,250 additional shares may be granted if performance based restricted stock awards vest at stretch levels of performance associated with restricted stock awards granted during the years ended August 31, 2012 and 2011.

The value, at the date of grant, of stock awarded under restricted stock grants is amortized as compensation expense over the lesser of the vesting period of one to five years or to the recipients eligible retirement date. Compensation expense recognized related to restricted stock for the years ended August 31, 2012, 2011 and 2010 was $8.8 million, $7.1 million and $5.8 million and was recorded in Selling and administrative on the Consolidated Statements of Income. 2012 compensation expense includes $0.4 million of restricted stock expected to be granted if performance based awards vest at stretch levels of performance. Unamortized compensation cost related to restricted stock grants were $10.3 million as of August 31, 2012.

Note 17 - Earnings per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Years ended August 31,
(In thousands)	2012	2011	2010
Weighted average basic common shares outstanding(1)	26,572	24,100	18,585
Dilutive effect of employee stock options	–	–	6
Dilutive effect of warrants	1,101	2,401	1,622
Dilutive effect of convertible notes(2)	6,045	–	–

Weighted average diluted common shares outstanding	33,718	26,501	20,213

(1)	Restricted stock grants are treated as outstanding when issued and are included in weighted average basic common shares outstanding when the Company is in a net earnings position.
(2)

In 2012, the dilutive effect of the 2018 Convertible notes are included as they were considered dilutive under the “if converted” method. In 2011, the dilutive effect of the 2.5 million weighted average shares underlying the 2018 Convertible Notes was excluded from the share calculation as it was the less dilutive of two approaches. See Note 2 – Summary of Significant Accounting Policies for a description of the Company’s net earnings per share calculations. The dilutive effect of the 2026 Convertible notes was excluded from the share calculations as the stock price for each year presented was less than the initial conversion price of $48.05 and therefore considered anti-dilutive.

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants. No options or warrants were anti-dilutive for the years ended August 31, 2012, 2011 and 2010.

The Greenbrier Companies 2012 Annual Report	51

Dilutive EPS was calculated using the more dilutive of two approaches. The first approach includes the dilutive effect of outstanding warrants and shares underlying the 2026 Convertible notes in the share count using the treasury stock method. The second approach supplements the first by including the “if converted” effect of the 2018 Convertible notes issued in March 2011. Under the “if converted method” debt issuance and interest costs, both net of tax, associated with the convertible notes are added back to net earnings and the share count is increased by shares underlying the convertible notes. The 2026 Convertible notes would only be included in the calculation of both approaches if the current stock price is greater than the initial conversion price of $48.05 using the treasury stock method.

	Year Ended August 31, 2012
Net earnings attributable to Greenbrier	$58,708
Add back:
Interest and debt issuance costs on the 2018 Convertible notes, net of tax	5,677

Earnings before interest and debt issuance costs on convertible notes	$64,385

Weighted average diluted common shares outstanding	33,718
Diluted earnings per share	$1.91	(1)
(1)	Diluted earnings per share was calculated as follows:

Earnings before interest and debt issuance costs on convertible notes

          Weighted average diluted common shares outstanding

Note 18 - Related Party Transactions

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

In April 2010, WLR – Greenbrier Rail Inc. (WLR-GBX) was formed and acquired a lease fleet of nearly 4,000 railcars valued at approximately $256.0 million. WLR-GBX is wholly owned by affiliates of WL Ross. The Company paid a $6.1 million contract placement fee to WLR-GBX for the right to perform certain management and advisory services and in exchange will receive management and other fee income and incentive compensation tied to the performance of WLR-GBX. The Company has also paid certain incidental fees and agreed to indemnify WLR-GBX and its affiliates against certain liabilities in connection with such advisory services. Under the management agreement the Company has received $0.9 million and $0.8 million in fees for the years ended August 31, 2012 and 2011. The contract placement fee is accounted for under the equity method and is recorded in Intangibles and other assets on the Consolidated Balance Sheet. As a result of losses experienced by WLR-GBX the carrying value of the investment is zero as of August 31, 2012. The Company also leases approximately 400 railcars from the WLR-GBX lease fleet. The Company has paid $3.1 million in lease expense for the year ended August 31, 2012 and has future lease commitments totaling $9.4 million.

William Furman, Director, President and Chief Executive Officer of the Company, also serves as director of Schnitzer Steel Industries, Inc. (Schnitzer). In the normal course of business, the Company sells scrap metal to Schnitzer. During the year ended August 31, 2012, the Company sold scrap metal to Schnitzer totaling $9.2 million.

Mr. Furman is the owner of private aircraft managed by a private independent management company. From time to time, the Company’s business requires charter use of privately-owned aircraft. In such instances, it is possible that charters may be placed with the company that manages Mr. Furman’s aircraft. During 2012, the Company placed charters with the company that manages Mr. Furman’s aircraft aggregating $0.2 million.

52	The Greenbrier Companies 2012 Annual Report

Note 19 - Income Taxes

Components of income tax expense (benefit) of continuing operations are as follows:

	Years ended August 31,
(In thousands)	2012	2011	2010
Current
Federal	$10,750	$(683)	$(9,471)
State	2,783	620	(2,191)
Foreign	8,548	333	712

	22,081	270	(10,950)
Deferred
Federal	19,426	2,956	10,059
State	(3,399)	351	1,745
Foreign	(6)	239	(933)

	16,021	3,546	10,871

Change in valuation allowance	(5,710)	(252)	(880)

	$32,392	$3,564	$(959)

Income tax expense is computed at rates different than statutory rates. The reconciliation between effective and statutory tax rates on continuing operations is as follows:

	Years ended August 31,
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(1.9)	4.1	10.7
Impact of foreign operations	(2.1)	(2.1)	(0.1)
Release of obligations in the bankruptcy of the de-consolidated subsidiary	–	–	(51.8)
Change in valuation allowance related to deferred tax asset	(6.1)	(1.7)	(9.8)
Change in income tax reserve for uncertain tax positions	(0.1)	(0.8)	4.1
Reversal of net deferred tax assets related to foreign restructuring	1.9	–	–
Noncontrolling interest in flow through entity	(0.4)	(5.1)	(17.7)
Permanent differences	5.4	(7.1)	9.4
Other	2.8	1.6	9.5

	34.5%	23.9%	(10.7)%

The Greenbrier Companies 2012 Annual Report	53

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	Years ended August 31,
(In thousands)	2012	2011
Deferred tax assets:
Contract placement	$2,145	$1,407
Maintenance and warranty accruals	7,127	6,885
Accrued payroll and related liabilities	13,193	10,342
Deferred revenue	3,702	4,104
Inventories and other	8,449	7,075
Derivative instruments and translation adjustment	1,132	1,702
Investment and asset tax credits	337	794
Net operating loss	8,409	24,516

	44,494	56,825
Deferred tax liabilities:
Fixed assets	111,915	107,591
Original issue discount	12,064	11,410
Intangibles	9,977	9,927
Deferred gain on redemption of debt	4,430	4,532
Other	36	161

	138,422	133,621

Valuation allowance	1,435	7,043

Net deferred tax liability	$95,363	$83,839

As of August 31, 2012 the Company has federal and state net operating loss (NOL) carryforwards of $16.8 million and $32.0 million, respectively. The net operating losses will begin to expire in 2031 and 2014, respectively. NOL carryforwards created in fiscal year 2011 by excess tax benefits of $1.7 million generated from vested restricted stock grants are not recorded as deferred tax assets. To the extent they are utilized, the Company will increase stockholders’ equity. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

The Company has federal and state credit carryforwards of $0.3 million and $0.1 million, respectively. The credit carryforwards will begin to expire in 2029 and 2016, respectively.

The Company also has foreign net operating loss carryforwards of approximately $4.6 million that, if not used, will begin to expire in 2013.

The net decrease in the valuation allowance for the year ended August 31, 2012 was approximately $5.6 million. The decrease in the valuation allowance is primarily due to the recognition of deferred tax assets in Mexico and Poland as a result of cumulative earnings in recent years and future years’ earnings projections.

No provision has been made for U.S. income taxes on approximately $24.0 million of cumulative undistributed earnings of certain foreign subsidiaries as Greenbrier plans to reinvest these earnings indefinitely in operations outside the U.S. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in foreign subsidiaries.

54	The Greenbrier Companies 2012 Annual Report

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years presented:

(In thousands)	2012	2011	2010
Unrecognized Tax Benefit – Opening Balance	$3,053	$3,526	$2,959
Gross increases – tax positions in prior period	878	–	200
Gross decreases – tax positions in prior period	(211)	(233)	–
Gross increases – tax positions in current period	–	–	–
Settlements	–	(193)	–
Restoration of statute of limitations due to 5 year NOL carry back	–		1,809
Lapse of statute of limitations	–	(47)	(1,442)

Unrecognized Tax Benefit – Ending Balance	$3,720	$3,053	$3,526

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Company’s tax returns for 2004 through 2011 are subject to examination by the tax authorities. The Company is no longer subject to U.S. Federal, State, Local or Foreign examinations for tax years before 2004. Included in the balance of unrecognized tax benefits at August 31, 2012 and 2011 are $2.7 million and $2.1 million, respectively, of tax benefits which, if recognized, would affect the effective tax rate.

The Company recorded interest expense of $0.1 million and interest benefit of $0.3 million relating to reserves for uncertain tax provisions during the years ended August 31, 2012 and 2011, respectively. As of August 31, 2012 and 2011 the Company had accrued $1.0 million and $0.9 million of interest related to uncertain tax positions. The Company has not accrued for any penalties as of August 31, 2012 and 2011. Interest and penalties related to income taxes are not classified as a component of income tax expense. When unrecognized tax benefits are realized, the benefit related to deductible differences attributable to ordinary operations will be recognized as a reduction of income tax expense. Within the next 12 months, the Company anticipates a significant decrease in the reserves for uncertain tax positions of approximately $2.6 million due to the settlement of the federal audit for tax years 2004 to 2010.

The Greenbrier Companies 2012 Annual Report	55

Note 20 - Segment Information

Greenbrier operates in three reportable segments: Manufacturing; Wheel Services, Refurbishment & Parts and Leasing & Services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance is evaluated based on margin. The Company’s integrated business model results in selling and administrative costs being intertwined among the segments. Currently, Greenbrier’s management does not allocate these costs for either external or internal reporting purposes. Intersegment sales and transfers are valued as if the sales or transfers were to third parties. Related revenue and margin is eliminated in consolidation and therefore are not included in consolidated results in the Company’s Consolidated Financial Statements.

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

	Years ended August 31,
(In thousands)	2012	2011	2010
Revenue:
Manufacturing	$1,370,900	$770,596	$305,333
Wheel Services, Refurbishment & Parts	498,336	492,355	402,694
Leasing & Services	90,538	70,498	73,190
Intersegment eliminations	(152,058)	(90,159)	(24,937)

	$1,807,716	$1,243,290	$756,280

Margin:
Manufacturing	$131,580	$59,975	$27,171
Wheel Services, Refurbishment & Parts	48,324	47,416	43,912
Leasing & Services	34,516	32,140	30,915

	$214,420	$139,531	$101,998

Assets:
Manufacturing	$402,976	$423,295	$205,863
Wheel services, Refurbishment & Parts	413,013	400,643	387,356
Leasing & Services	508,539	424,839	377,761
Unallocated	60,016	52,878	101,908

	$1,384,544	$1,301,655	$1,072,888

Depreciation and amortization:
Manufacturing	$11,754	$9,853	$11,061
Wheel Services, Refurbishment & Parts	13,265	11,853	11,435
Leasing & Services	17,352	16,587	15,015

	$42,371	$38,293	$37,511

Capital expenditures:
Manufacturing	$33,313	$20,016	$8,715
Wheel Services, Refurbishment & Parts	11,248	20,087	12,215
Leasing & Services	73,324	44,199	18,059

	$117,885	$84,302	$38,989

56	The Greenbrier Companies 2012 Annual Report

The following table summarizes selected geographic information.

	Years ended August 31,
(In thousands)	2012	2011	2010
Revenue(1):
U.S.	$1,642,348	$1,103,423	$659,697
Foreign	165,368	139,867	96,583

	$1,807,716	$1,243,290	$756,280

Identifiable assets:
U.S.	$982,078	$1,000,249	$918,553
Canada	718
Mexico	323,318	228,406	115,721
Europe	78,430	73,000	38,614

	$1,384,544	$1,301,655	$1,072,888

(1)	Revenue is presented on the basis of geographic location of customers.

Reconciliation of segment margin to earnings (loss) before income tax loss from unconsolidated affiliates:

	Years ended August 31,
(In thousands)	2012	2011	2010
Segment margin	$214,420	$139,531	$101,998
Less unallocated items:
Selling and administrative	104,596	80,326	69,931
Gain on disposition of equipment	(8,964)	(8,369)	(8,170)
Special items	–	–	(11,870)
Interest and foreign exchange	24,809	36,992	45,204
Loss (gain) on extinguishment of debt	–	15,657	(2,070)

Earnings before income tax and loss from unconsolidated affiliates	$93,979	$14,925	$8,973

Note 21 - Customer Concentration

In 2012, revenue from three customers represented 26%, 16% and 11% of total revenue. Revenue from four customers represented 19%, 14%, 12% and 11% of total revenue for the year ending August 31, 2011 and revenue from three customers represented 16%, 15% and 11% of total revenue for the year ending August 31, 2010. No other customers accounted for more than 10% of total revenues for the years ended August 31, 2012, 2011, or 2010. One customer had balances that individually equaled or exceeded 10% of accounts receivable and in total represented 13% of the consolidated accounts receivable balance at August 31, 2012. Two customers had balances that individually equaled or exceeded 10% of accounts receivable and in total represented 30% of the consolidated accounts receivable balance at August 31, 2011.

The Greenbrier Companies 2012 Annual Report	57

Note 22 - Lease Commitments

Lease expense for railcar equipment leased-in under non-cancelable leases was $6.0 million, $6.5 million and $8.2 million for the years ended August 31, 2012, 2011 and 2010. Aggregate minimum future amounts payable under these non-cancelable railcar equipment leases are as follows:

(In thousands)
Year ending August 31,
2013	$6,632
2014	5,495
2015	4,805
2016	1,001
2017	517
Thereafter	–

$18,450

Operating leases for domestic railcar repair facilities, office space and certain manufacturing and office equipment expire at various dates through February 2018. Rental expense for facilities, office space and equipment was $14.1 million, $12.2 million and $12.4 million for the years ended August 31, 2012, 2011 and 2010. Aggregate minimum future amounts payable under these non-cancelable operating leases are as follows:

(In thousands)
Year ending August 31,
2013	$6,723
2014	5,447
2015	3,110
2016	1,752
2017	693
Thereafter	153

$17,878

Note 23 - Commitments and Contingencies

The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The Company has entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. The Company is also conducting groundwater remediation relating to a historical spill on the property which precedes its ownership.

The U.S. Environmental Protection Agency (EPA) has classified portions of the river bed of the Portland Harbor, including the portion fronting the Company’s manufacturing facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the “Portland Harbor Site”). The Company and more than 140 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company (the “Lower Willamette Group” or “LWG”), have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (“RI/FS”) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The EPA-mandated RI/FS is being conducted by the LWG and has cost over $90 million over an 11-year period. The Company has agreed to initially bear a percentage of the total costs incurred by the LWG in connection with the investigation. The Company’s aggregate expenditure has not been material over the

58	The Greenbrier Companies 2012 Annual Report

11-year period. Some or all of any such outlay may be recoverable from other responsible parties. The investigation is expected to continue for at least two more years and additional costs are expected to be incurred. The Company cannot estimate the amount of such investigation costs at this time.

Eighty-three parties, including the State of Oregon and the federal government, have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately 110 additional parties have signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc.et al, US District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has now been stayed by the court, pending completion of the RI/FS. Although, as described below, the draft feasibility study has been submitted, the RI/FS will not be complete until the EPA approves it, which is not likely to occur until at least 2014.

A draft of the remedial investigation study was submitted to the EPA on October 27, 2009. The draft feasibility study was submitted to the EPA on March 30, 2012. The draft feasibility study evaluates several alternative cleanup approaches. The approaches submitted would take from 2 to 28 years with costs ranging from $169 million to $1.8 billion for cleanup of the entire Portland Harbor Site, depending primarily on the selected remedial action levels. The draft feasibility study suggests costs ranging from $9 million to $163 million for cleanup of the area of the Willamette River adjacent to the Company’s Portland, Oregon manufacturing facility, depending primarily on the selected remedial action level.

The draft feasibility study does not address responsibility for the costs of clean-up or allocate such costs among the potentially responsible parties, or define precise boundaries for the cleanup. Responsibility for funding and implementing the EPA’s selected cleanup will be determined after the issuance of the Record of Decision. Based on the investigation to date, the Company believes that it did not contribute in any material way to the damage of natural resources in the Portland Harbor Site and that the damage in the area of the Portland Harbor Site adjacent to its property precedes its ownership of the Portland, Oregon manufacturing facility. Because these environmental investigations are still underway, sufficient information is currently not available to determine the Company’s liability, if any, for the cost of any required remediation of the Portland Harbor Site or to estimate a range of potential loss. Based on the results of the pending investigations and future assessments of natural resource damages, the Company may be required to incur costs associated with additional phases of investigation or remedial action, and may be liable for damages to natural resources. In addition, the Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways in Portland, Oregon, on the Willamette River, and the river’s classification as a Superfund site could result in some limitations on future dredging and launch activities. Any of these matters could adversely affect the Company’s business and Consolidated Financial Statements, or the value of its Portland property.

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

The Greenbrier Companies 2012 Annual Report	59

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

In accordance with customary business practices in Europe, the Company has $2.3 million in bank and third party warranty guarantee facilities, all of which have been utilized as of August 31, 2012. To date no amounts have been drawn under these guarantee facilities.

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

At August 31, 2012, the Mexican joint venture had $45.6 million of third party debt outstanding, for which the Company has guaranteed approximately $37.8 million. In addition, the Company, along with its joint venture partner, has committed to contributing $10.0 million to fund the capital expenditures to expand production capacity, of which the Company will contribute 50%. These amounts will be contributed at various intervals from May 31, 2012 to October 31, 2013. As of August 31, 2012, the Company has contributed $1.4 million.

As of August 31, 2012 the Company has outstanding letters of credit aggregating $5.6 million associated with facility leases and workers compensation insurance.

Note 24 - Fair Value of Financial Instruments

The estimated fair values of financial instruments and the methods and assumptions used to estimate such fair values are as follows:

(In thousands)	Carrying Amount	Estimated Fair Value
Notes payable as of August 31, 2012	$428,079	$364,062
Notes payable as of August 31, 2011	$429,140	$355,341

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

60	The Greenbrier Companies 2012 Annual Report

Note 25 - Fair Value Measures

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

Level 1 -	observable inputs such as unadjusted quoted prices in active markets for identical instruments;
Level 2 -	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and
Level 3 -	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2012 are:

(In thousands)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$2,844	$–	$2,844	$–
Nonqualified savings plan investments	6,667	6,667	–	–
Cash equivalents	1,002	1,002	–	–

	$10,513	$7,669	$2,844	$–

Liabilities:
Derivative financial instruments	$3,145	$–	$3,145	$–

(1)	Level 2 assets include derivative financial instruments which are valued based on significant observable inputs. See Note 15 Derivative Instruments for further discussion.

Assets or liabilities measured at fair value on a nonrecurring basis as of August 31, 2012 are:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Goodwill	$137,066	$–	$–	$137,066

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2011 are:

(In thousands)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$–	$–	$–	$–
Nonqualified savings plan investments	6,326	6,326	–	–
Cash equivalents	4,561	4,561	–	–

	$10,887	$10,887	$–	$–

Liabilities:
Derivative financial instruments	$7,759	$–	$7,759	$–

(2)	Level 2 assets include derivative financial instruments which are valued based on significant observable inputs. See Note 15 Derivative Instruments for further discussion.

Assets or liabilities measured at fair value on a nonrecurring basis as of August 31, 2011 are:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Goodwill	$137,066	$–	$–	$137,066

The Greenbrier Companies 2012 Annual Report	61

Note 26 - Variable Interest Entities

In March 2012, the Company formed a special purpose entity that purchased a 1% interest in three trusts (the “Trusts”) which are 99% owned by a third party. The Company agreed to sell 1,363 railcars, subject to operating leases, for $115.4 million to the Trusts. This transaction is expected to close in three tranches with the first occurring in May 2012 and the last to occur no later than March 2013.

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

As of August 31, 2012, the Company has sold 743 railcars to the Trusts for an aggregate value of $61.1 million for which the Company has an obligation, up to a maximum amount of $4.2 million, to support the railcar portfolio meeting a target minimum rate of return. This obligation expires in March 2033. This $4.2 million, which is held in restricted cash, was recorded as a reduction in revenue on the sale of 600 new railcars and a reduction in gain on sale on the sale of the 143 used railcars with a credit to deferred revenue.

The Company has evaluated this relationship under ASC 810-10 and has concluded that the Trusts qualify as variable interest entities and that the Company is not the primary beneficiary. The Company will not consolidate the Trusts and will account for the investments under the equity method of accounting.

As of August 31, 2012, the carrying amount of the Company’s investment in the Trusts is $0.6 million which is recorded in Intangibles and other assets, net on the Consolidated Balance Sheets.

Note 27 - Investment in Unconsolidated Affiliates

In April 2010, WLR-Greenbrier Rail Inc. (WLR-GBX) was formed and acquired a lease fleet of nearly 4,000 railcars valued at approximately $256.0 million. WLR-GBX is wholly owned by affiliates of WL Ross & Co., LLC (WL Ross). The Company paid a $6.1 million contract placement fee to WLR-GBX for the right to perform certain management and advisory services and in exchange will receive management and other fee income and incentive compensation tied to the performance of WLR-GBX. The contract placement fee is accounted for under the equity method and was recorded in Intangibles and other assets on the Consolidated Balance Sheet. The Company recorded its share of losses of $2.1 million, $2.5 million and $1.4 million for the years ended August 31, 2012, 2011 and 2010 against the investment, reducing the investment balance to zero at August 31, 2012. While the Company acts as asset manager to WLR-GBX, it is not the primary beneficiary. The Company has no authority to make decisions regarding key business activities that most significantly impact the entity’s economic performance, such as asset re-marketing and disposition activities, which requires the approval of affiliates of WL Ross.

In June 2003, the Company acquired a 33% minority ownership interest in Ohio Castings LLC, a joint venture which produces castings for freight cars. This joint venture is accounted for under the equity method and the investment is included in Intangibles and other assets on the Consolidated Balance Sheets. The investment balance as of August 31, 2012 was $7.7 million. The facility was temporarily idled during the economic downturn, but was re-opened during the third quarter of 2011.

62	The Greenbrier Companies 2012 Annual Report

Summarized financial data for the castings joint venture is as follows:

	Years ended August 31,
(In thousands)	2012	2011
Current assets	$16,758	$7,887
Total assets	$26,323	$18,532
Current liabilities	$7,625	$5,104
Equity	$18,698	$12,934

	Years ended August 31,
(In thousands)	2012	2011	2010
Revenue	$82,698	$5,813	$–
Net income (loss)	$5,823	$(5,648)	$(2,897)

Note 28 - Guarantor/Non Guarantor

The convertible senior notes due 2026 (the Notes) issued on May 22, 2006 are fully and unconditionally and jointly and severally guaranteed by substantially all of Greenbrier’s material 100% owned U.S. subsidiaries: Autostack Company LLC, Greenbrier-Concarril, LLC, Greenbrier Leasing Company LLC, Greenbrier Leasing Limited Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing, L.P., Greenbrier Railcar LLC, Gunderson LLC, Gunderson Marine LLC, Gunderson Rail Services LLC, Meridian Rail Holding Corp., Meridian Rail Acquisition Corp., Meridian Rail Mexico City Corp., Brandon Railroad LLC, Gunderson Specialty Products, LLC and Greenbrier Railcar Leasing, Inc. No other subsidiaries guarantee the Notes including Greenbrier Leasing Limited, Greenbrier Union Holdings I LLC, Greenbrier Europe B.V., Greenbrier Germany GmbH, WagonySwidnica S.A., Zaklad Naprawczy Taboru Kolejowego Olawa sp. z o.o., Gunderson-Concarril, S.A. de C.V., Greenbrier Rail Services Canada Inc, Mexico Meridianrail Services, S.A. de C.V., Greenbrier Railcar Services – Tierra Blanca S.A. de C.V., YSD Doors, S.A. de C.V., Greenbrier-Gimsa, LLC and Gunderson-Gimsa S. de R.L. de C.V.

The following represents the supplemental consolidating condensed financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of August 31, 2012 and 2011 and for the years ended August 31, 2012, 2011 and 2010. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

The Greenbrier Companies 2012 Annual Report	63

The Greenbrier Companies, Inc.

Condensed Consolidating Balance Sheet

For the year ended August 31, 2012

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$34,323	$294	$18,954	$–	$53,571
Restricted cash	–	2,047	4,230	–	6,277
Accounts receivable, net	(21,666)	122,917	45,467	(392)	146,326
Inventories	–	138,236	178,810	(305)	316,741
Leased railcars for syndication	–	100,590	–	(2,792)	97,798
Equipment on operating leases, net	–	365,925	–	(2,957)	362,968
Property, plant and equipment, net	3,721	106,219	72,489	–	182,429
Goodwill	–	137,066	–	–	137,066
Intangibles and other assets, net	688,261	91,278	3,620	(701,791)	81,368

	$704,639	$1,064,572	$323,570	$(708,237)	$1,384,544

Liabilities and Equity
Revolving notes	$–	$–	$60,755	$–	$60,755
Accounts payable and accrued liabilities	(31,814)	205,477	155,844	1	329,508
Deferred income taxes	9,097	96,593	(7,684)	(2,643)	95,363
Deferred revenue	310	15,970	901	13	17,194
Notes payable	295,269	130,953	1,857	–	428,079
Total equity Greenbrier	431,777	615,579	90,761	(706,340)	431,777
Noncontrolling interest	–	–	21,136	732	21,868

Total equity	431,777	615,579	111,897	(705,608)	453,645

	$704,639	$1,064,572	$323,570	$(708,237)	$1,384,544

64	The Greenbrier Companies 2012 Annual Report

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the year ended August 31, 2012

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$–	$809,629	$1,057,996	$(613,661)	$1,253,964
Wheel Services, Refurbishment & Parts	–	494,359	–	(12,494)	481,865
Leasing & Services	1,102	71,382	–	(597)	71,887

	1,102	1,375,370	1,057,996	(626,752)	1,807,716
Cost of revenue
Manufacturing	–	730,850	996,591	(605,057)	1,122,384
Wheels Services, Refurbishment & Parts	–	446,034	–	(12,493)	433,541
Leasing & Services	–	37,450	–	(79)	37,371

	–	1,214,334	996,591	(617,629)	1,593,296
Margin	1,102	161,036	61,405	(9,123)	214,420
Selling and administrative	42,486	29,383	32,727	–	104,596
Gain on disposition of equipment	–	(8,963)	–	(1)	(8,964)

Earnings (loss) from operations	(41,384)	140,616	28,678	(9,122)	118,788
Other costs
Interest and foreign exchange	18,839	3,754	3,336	(1,120)	24,809

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(60,223)	136,862	25,342	(8,002)	93,979
Income tax (expense) benefit	21,560	(51,655)	(4,362)	2,064	(32,393)

	(38,663)	85,207	20,980	(5,938)	61,586
Earnings (loss) from unconsolidated affiliates	97,371	(537)	(1)	(97,249)	(416)

Net earnings (loss)	58,708	84,670	20,979	(103,187)	61,170
Net loss (earnings) attributable to noncontrolling interest	–	–	(5,574)	3,112	(2,462)

Net earnings (loss) attributable to Greenbrier	$58,708	$84,670	$15,405	$(100,075)	$58,708

The Greenbrier Companies 2012 Annual Report	65

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the year ended August 31, 2012

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$58,708	$84,670	$20,979	$(103,187)	$61,170
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	23,749	(7,548)	(2,520)	(2,064)	11,617
Depreciation and amortization	2,596	31,618	8,236	(79)	42,371
Gain on sales of leased equipment	–	(8,963)	–	(1)	(8,964)
Accretion of debt discount	3,259	–	–	–	3,259
Other	8,757	1,024	37	3,844	13,662
Decrease (increase) in assets:
Accounts receivable	13,197	44,373	(20,223)	416	37,763
Inventories	–	3,395	313	1	3,709
Leased railcars for syndication	–	(78,863)	–	2,792	(76,071)
Other	1,847	(393)	4,878	(6,332)	–
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(43,798)	55,609	4,448	(23)	16,236
Deferred revenue	(155)	10,711	735	13	11,304

Net cash provided by (used in) operating activities	68,160	135,633	16,883	(104,620)	116,056

Cash flows from investing activities:
Proceeds from sales of equipment	–	33,560	–	–	33,560
Investment in and net advances to unconsolidated affiliates	(103,703)	230	(614)	103,581	(506)
Intercompany advances	19,092	–	–	(19,092)	–
Decrease (increase) in restricted cash	–	66	(4,230)	–	(4,164)
Capital expenditures	(709)	(89,531)	(28,684)	1,039	(117,885)
Other	–	48	–	–	48

Net cash provided by (used in) investing Activities	(85,320)	(55,627)	(33,528)	85,528	(88,947)

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	(60,000)	–	2,698	–	(57,302)
Proceeds from revolving notes with maturities longer than 90 days	–	–	63,773	–	63,773
Repayment of revolving notes with maturities longer than 90 days	–	–	(33,934)	–	(33,934)
Intercompany advances	76,476	(76,936)	(18,632)	19,092	–
Proceeds from issuance of notes Payable	–	250	2,500	–	2,750
Repayments of notes payable	–	(4,166)	(2,904)	–	(7,070)
Excess tax benefit from restricted stock awards	1,627	–	–	–	1,627
Investment by joint venture partner	–	–	1,362	–	1,362

Net cash provided by (used in) financing activities	18,103	(80,852)	14,863	19,092	(28,794)

Effect of exchange rate changes	12	611	4,411	–	5,034
Increase (decrease) in cash and cash equivalents	955	(235)	2,629	–	3,349
Cash and cash equivalents
Beginning of period	33,368	529	16,325	–	50,222

End of period	$34,323	$294	$18,954	$–	$53,571

66	The Greenbrier Companies 2012 Annual Report

The Greenbrier Companies, Inc.

Condensed Consolidating Balance Sheet

For the year ended August 31, 2011

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$33,368	$529	$16,325	$–	$50,222
Restricted cash	–	2,113	–	–	2,113
Accounts receivable, net	86,701	90,442	11,276	24	188,443
Inventories	–	141,631	182,185	(304)	323,512
Leased railcars for syndication	–	30,690	–	–	30,690
Equipment on operating leases, net	–	323,139	–	(1,998)	321,141
Property, plant and equipment, net	6,006	101,284	53,910	–	161,200
Goodwill	–	137,066	–	–	137,066
Intangibles and other assets, net	584,892	96,444	2,628	(596,696)	87,268

	$710,967	$923,338	$266,324	$(598,974)	$1,301,655

Liabilities and Equity
Revolving notes	$60,000	$–	$30,339	$–	$90,339
Accounts payable and accrued liabilities	11,571	148,788	156,153	24	316,536
Deferred income taxes	(14,652)	104,142	(5,071)	(580)	83,839
Deferred revenue	465	5,242	193	–	5,900
Notes payable	292,010	134,868	2,262	–	429,140
Total equity Greenbrier	361,573	530,298	68,120	(598,418)	361,573
Noncontrolling interest	–	–	14,328	–	14,328

Total equity	361,573	530,298	82,448	(598,418)	375,901

	$710,967	$923,338	$266,324	$(598,974)	$1,301,655

The Greenbrier Companies 2012 Annual Report	67

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the year ended August 31, 2011

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$1,429	$413,608	$532,444	$(226,379)	$721,102
Wheel Services, Refurbishment & Parts	–	467,544	–	(14,679)	452,865
Leasing & Services	1,833	68,646	–	(1,156)	69,323

	3,262	949,798	532,444	(242,214)	1,243,290
Cost of revenue
Manufacturing	–	394,638	492,855	(226,366)	661,127
Wheels Services, Refurbishment & Parts	–	419,824	–	(14,375)	405,449
Leasing & Services	–	37,253	–	(70)	37,183

	–	851,715	492,855	(240,811)	1,103,759
Margin	3,262	98,083	39,589	(1,403)	139,531
Selling and administrative	37,450	22,256	20,620	–	80,326
Gain on disposition of equipment	–	(8,227)	–	(142)	(8,369)

Earnings (loss) from operations	(34,188)	84,054	18,969	(1,261)	67,574
Other costs
Interest and foreign exchange	32,002	4,022	2,134	(1,166)	36,992
Loss on extinguishment of debt	15,657	–	–	–	15,657

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(81,847)	80,032	16,835	(95)	14,925
Income tax (expense) benefit	30,940	(32,953)	(1,642)	91	(3,564)

	(50,907)	47,079	15,193	(4)	11,361
Earnings (loss) from unconsolidated affiliates	57,373	4,196	–	(64,543)	(2,974)

Net earnings (loss)	6,466	51,275	15,193	(64,547)	8,387
Net loss (earnings) attributable to noncontrolling interest	–	–	(1,923)	2	(1,921)

Net earnings (loss) attributable to Greenbrier	$6,466	$51,275	$13,270	$(64,545)	$6,466

68	The Greenbrier Companies 2012 Annual Report

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the year ended August 31, 2011

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$6,466	$51,275	$15,193	$(64,547)	$8,387
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(15,380)	16,560	1,311	(92)	2,399
Depreciation and amortization	2,701	29,413	6,250	(71)	38,293
Gain on sales of leased equipment	–	(4,979)	–	(142)	(5,121)
Accretion of debt discount	6,583	–	–	–	6,583
Loss on extinguishment of debt (non-cash portion)	8,453	–	–	–	8,453
Other	7,073	151	(465)	3	6,762
Decrease (increase) in assets:
Accounts receivable	3,033	(97,572)	(1,992)	(21)	(96,552)
Inventories	–	(3,503)	(113,667)	304	(116,866)
Leased railcars for syndication	–	(21,857)	1,018	–	(20,839)
Other	4,265	3,181	338	1,079	8,863
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	394	36,161	94,096	22	130,673
Deferred revenue	(155)	(4,154)	(978)	–	(5,287)

Net cash provided by (used in) operating activities	23,433	4,676	1,104	(63,465)	(34,252)

Cash flows from investing activities:
Proceeds from sales of equipment	–	18,730	–	–	18,730
Investment in and net advances to unconsolidated affiliates	(57,373)	(8,420)	–	63,463	(2,330)
Intercompany advances	(1,334)	–	–	1,334	–
Decrease (increase) in restricted cash	–	412	–	–	412
Capital expenditures	(1,996)	(65,140)	(17,168)	2	(84,302)
Other	–	61	(1,835)	–	(1,774)

Net cash provided by (used in) investing activities	(60,703)	(54,357)	(19,003)	64,799	(69,264)

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	60,000	–	11,625	–	71,625
Proceeds from revolving notes with maturities longer than 90 days	–	–	25,159	–	25,159
Repayment of revolving notes with maturities longer than 90 days	–	–	(10,000)	–	(10,000)
Intercompany advances	(55,401)	52,806	3,929	(1,334)	–
Proceeds from issuance of notes payable	230,000	–	1,250	–	231,250
Debt issuance costs	(11,469)	–	–		(11,469)
Repayments of notes payable	(306,750)	(4,206)	(404)	–	(311,360)
Proceeds from equity offering	63,180	–	–	–	63,180
Expenses from equity offering	(420)	–	–	–	(420)
Other	26	–	–	–	26

Net cash provided by (used in) financing activities	(20,834)	48,600	31,559	(1,334)	57,991

Effect of exchange rate changes	–	751	(3,868)	–	(3,117)
Increase (decrease) in cash and cash equivalents	(58,104)	(330)	9,792	–	(48,642)
Cash and cash equivalents
Beginning of period	91,472	859	6,533	–	98,864

End of period	$33,368	$529	$16,325	$–	$50,222

The Greenbrier Companies 2012 Annual Report	69

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the year ended August 31, 2010

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$–	$74,526	$242,771	$(21,731)	$295,566
Wheel Services, Refurbishment & Parts	–	395,053	1,584	(8,203)	388,434
Leasing & Services	1,803	72,013	–	(1,536)	72,280

	1,803	541,592	244,355	(31,470)	756,280
Cost of revenue
Manufacturing	–	69,872	218,890	(20,367)	268,395
Wheels Services, Refurbishment & Parts	–	351,565	1,160	(8,203)	344,522
Leasing & Services	–	41,438	–	(73)	41,365

	–	462,875	220,050	(28,643)	654,282
Margin	1,803	78,717	24,305	(2,827)	101,998
Selling and administrative	33,441	21,263	15,227	–	69,931
Gain on disposition of equipment	–	(8,170)	–	–	(8,170)
Special items	(11,870)	–	–	–	(11,870)

Earnings (loss) from operations	(19,768)	65,624	9,078	(2,827)	52,107
Other costs
Interest and foreign exchange	38,866	4,191	3,687	(1,540)	45,204
Gain on extinguishment of debt	(2,070)	–	–	–	(2,070)

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(56,564)	61,433	5,391	(1,287)	8,973
Income tax (expense) benefit	24,143	(25,144)	1,710	250	959

	(32,421)	36,289	7,101	(1,037)	9,932
Earnings (loss) from unconsolidated affiliates	36,698	(6,179)	–	(32,120)	(1,601)

Net earnings (loss)	4,277	30,110	7,101	(33,157)	8,331
Net loss (earnings) attributable to noncontrolling interest	–	–	(4,734)	680	(4,054)

Net earnings (loss) attributable to Greenbrier	$4,277	$30,110	$2,367	$(32,477)	$4,277

70	The Greenbrier Companies 2012 Annual Report

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the year ended August 31, 2010

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$4,277	$30,110	$7,101	$(33,157)	$8,331
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	5,898	10,045	427	(1,318)	15,052
Depreciation and amortization	2,063	28,241	7,280	(73)	37,511
Gain on sales of leased equipment	–	(6,543)	–	–	(6,543)
Accretion of debt discount	8,149	–	–	–	8,149
Special items	(11,870)	–	–	–	(11,870)
Gain on extinguishment of debt (non-cash portion)	(2,070)	–	–	–	(2,070)
Other	5,175	354	(1,972)	680	4,237
Decrease (increase) in assets:
Accounts receivable	(9,292)	17,743	12,914	1,065	22,430
Inventories	–	(19,135)	(26,077)	–	(45,212)
Leased railcars for syndication	–	1,778	(1,019)	–	759
Other	648	6,773	(966)	–	6,455
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	3,143	(9,134)	18,765	3	12,777
Deferred revenue	(155)	(8,353)	1,063	–	(7,445)

Net cash provided by (used in) operating activities	5,966	51,879	17,516	(32,800)	42,561

Cash flows from investing activities:
Proceeds from sales of equipment	–	22,978	–	–	22,978
Investment in and net advances to unconsolidated affiliates	(36,697)	3,650	–	32,120	(927)
Intercompany advances	7,866	–	–	(7,866)	–
Contract placement fee	–	(6,050)	–	–	(6,050)
Decrease (increase) in restricted cash	–	(1,442)	–	–	(1,442)
Capital expenditures	(3,645)	(30,430)	(5,594)	680	(38,989)
Other	–	260			260

Net cash provided by (used in) investing activities	(32,476)	(11,034)	(5,594)	24,934	(24,170)

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	–	–	(11,934)	–	(11,934)
Proceeds from revolving notes with maturities longer than 90 days	–	–	5,698	–	5,698
Repayment of revolving notes with maturities longer than 90 days	–	–	(5,698)	–	(5,698)
Intercompany advances	33,850	(34,061)	(7,655)	7,866	–
Proceeds from issuance of notes payable	–	328	1,821	–	2,149
Debt issuance costs	–	–	(109)		(109)
Repayments of notes payable	(32,090)	(5,772)	(405)	–	(38,267)
Proceeds from equity offering	56,250	–	–	–	56,250
Expenses from equity offering	(3,542)	–	–	–	(3,542)
Other	29	–	–	–	29

Net cash provided by (used in) financing activities	54,497	(39,505)	(18,282)	7,866	4,576

Effect of exchange rate changes	–	(902)	612	–	(290)
Increase (decrease) in cash and cash equivalents	27,987	438	(5,748)	–	22,677
Cash and cash equivalents
Beginning of period	63,485	421	12,281	–	76,187

End of period	$91,472	$859	$6,533	$–	$98,864

The Greenbrier Companies 2012 Annual Report	71

Quarterly Results of Operations (Unaudited)

Operating results by quarter for 2012 are as follows:

(In thousands, except per share amount)	First	Second	Third	Fourth	Total
2012
Revenue
Manufacturing	$262,656	$320,206	$364,930	$306,172	$1,253,964
Wheel Services, Refurbishment & Parts	117,749	119,894	125,145	119,077	481,865
Leasing & Services	17,794	18,086	17,722	18,285	71,887

	398,199	458,186	507,797	443,534	1,807,716
Cost of revenue
Manufacturing	236,188	290,851	325,424	269,921	1,122,384
Wheel Services, Refurbishment & Parts	105,891	106,554	111,610	109,486	433,541
Leasing & Services	9,663	9,295	8,825	9,588	37,371

	351,742	406,700	445,859	388,995	1,593,296

Margin	46,457	51,486	61,938	54,539	214,420
Selling and administrative	23,235	24,979	28,784	27,598	104,596
Gain on disposition of equipment	(3,658)	(2,654)	(2,585)	(67)	(8,964)

Earnings from operations	26,880	29,161	35,739	27,008	118,788

Other costs
Interest and foreign exchange	5,383	6,630	6,560	6,236	24,809

Earnings before income tax and earnings (loss) from unconsolidated affiliates	21,497	22,531	29,179	20,772	93,979

Income tax expense	(7,797)	(5,348)	(8,655)	(10,593)	(32,393)

Earnings (loss) from unconsolidated affiliates	(372)	72	201	(317)	(416)

Net earnings	13,328	17,255	20,725	9,862	61,170
Net (earnings) loss attributable to Noncontrolling interest	1,189	415	(1,608)	(2,458)	(2,462)

Net earnings attributable to Greenbrier	$14,517	$17,670	$19,117	$7,404	$58,708

Basic earnings per common share:(1)	$0.57	$0.66	$0.71	$0.27	$2.21
Diluted earnings per common share:(2)	$0.48	$0.57	$0.61	$0.26	$1.91

(1)	Quarterly amounts do not total to the year to date amount as each period is calculated discretely.
(2)

Quarterly amounts do not total to the year to date amount as each period is calculated discretely. Dilutive earnings per common share includes the outstanding warrants using the treasury stock method and the dilutive effect of shares underlying the 2018 Convertible Notes using the “if converted” method in which debt issuance and interest costs, net of tax, were added back to net earnings.

72	The Greenbrier Companies 2012 Annual Report

Quarterly Results of Operations (Unaudited)

Operating results by quarter for 2011 are as follows:

(In thousands, except per share amount)	First	Second	Third	Fourth	Total
2011
Revenue
Manufacturing	$85,440	$156,621	$173,487	$305,554	$721,102
Wheel Services, Refurbishment & Parts	95,268	112,015	126,317	119,265	452,865
Leasing & Services	18,226	15,704	17,476	17,917	69,323

	198,934	284,340	317,280	442,736	1,243,290

Cost of revenue
Manufacturing	79,747	147,552	158,674	275,154	661,127
Wheel Services, Refurbishment & Parts	86,411	101,413	111,202	106,423	405,449
Leasing & Services	9,120	8,725	9,254	10,084	37,183

	175,278	257,690	279,130	391,661	1,103,759

Margin	23,656	26,650	38,150	51,075	139,531
Selling and administrative	17,938	17,693	22,580	22,115	80,326
Gain on disposition of equipment	(2,510)	(1,961)	(1,678)	(2,220)	(8,369)

Earnings from operations	8,228	10,918	17,248	31,180	67,574

Other costs
Interest and foreign exchange	10,304	10,536	9,807	6,345	36,992
Loss on extinguishment of debt	–	–	10,007	5,650	15,657

Earnings before income tax and loss from unconsolidated affiliates	(2,076)	382	(2,566)	19,185	14,925
Income tax benefit (expense)	611	(100)	301	(4,376)	(3,564)
Loss from unconsolidated affiliates	(587)	(575)	(539)	(1,273)	(2,974)

Net earnings (loss)	(2,052)	(293)	(2,804)	13,536	8,387
Net earnings attributable to Noncontrolling interest	(252)	(257)	(510)	(902)	(1,921)

Net earnings (loss) attributable to Greenbrier	$(2,304)	$(550)	$(3,314)	$12,634	$6,466

Basic earnings (loss) per common share: (1)	$(0.11)	$(0.02)	$(0.14)	$0.50	$0.27
Diluted earnings (loss) per common share: (2)	$(0.11)	$(0.02)	$(0.14)	$0.42	$0.24

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

The Greenbrier Companies 2012 Annual Report	73

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Greenbrier Companies, Inc.

We have audited the accompanying consolidated balance sheets of The Greenbrier Companies, Inc. and subsidiaries (the “Company”) as of August 31, 2012 and 2011 and the related consolidated statements of income, equity and comprehensive income, and cash flows for each of the years in the two-year period ended August 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Greenbrier Companies, Inc. and subsidiaries as of August 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended August 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 1, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

November 1, 2012

74	The Greenbrier Companies 2012 Annual Report

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

The Greenbrier Companies, Inc.

We have audited the accompanying consolidated statements of income, equity and comprehensive income, and cash flows of The Greenbrier Companies, Inc. and subsidiaries (the “Company”) for the year ended August 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of The Greenbrier Companies, Inc. and subsidiaries for the year ended August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Portland, Oregon

November 10, 2010

(November 3, 2011 as to Note 11)

The Greenbrier Companies 2012 Annual Report	75

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of the end of the Company’s 2012 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of August 31, 2012 is effective.

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

76	The Greenbrier Companies 2012 Annual Report

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

The Greenbrier Companies 2012 Annual Report	77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Greenbrier Companies, Inc.

We have audited The Greenbrier Companies, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of August 31, 2012 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2012 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 31, 2012 and 2011 and the related consolidated statements of income, equity and comprehensive income, and cash flows for the two years ended August 31, 2012, and our report dated November 1, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

November 1, 2012

78	The Greenbrier Companies 2012 Annual Report

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There is hereby incorporated by reference the information under the captions “Election of Directors,” “Board Committees, Meetings and Charters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers of the Company” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2012.

Item 11.	EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption “Executive Compensation”and “Compensation Committee Report” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2012.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

There is hereby incorporated by reference the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2012.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There is hereby incorporated by reference the information under the caption “Transactions with Related Persons” and “Independence of Directors” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2012.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

There is hereby incorporated by reference the information under the caption “Ratification of Appointment of Auditors” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s year ended August 31, 2012.

The Greenbrier Companies 2012 Annual Report	79

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

See Consolidated Financial Statements in Item 8

(a)	(2) Financial Statements Schedule*

*

All other schedules have been omitted because they are inapplicable, not required or because the information is given in the Consolidated Financial Statements or notes thereto. This supplemental schedule should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this report.

(a)	(3) The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Registrant’s Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed April 5, 2006.

3.2	Articles of Merger amending the Registrant’s Articles of Incorporation are incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q filed April 5, 2006.

3.3	Registrant’s Bylaws, as amended January 11, 2006, are incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form 10-Q filed April 5, 2006.

3.4	Amendment to the Registrant’s Bylaws, dated October 31, 2006, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 6, 2006.

3.5	Amendment to the Registrant’s Bylaws, dated January 8, 2008, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 8, 2007.

3.6	Amendment to the Registrant’s Bylaws, dated April 8, 2008, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed April 11, 2008.

3.7	Amendment to the Registrant’s Bylaws, dated April 7, 2009, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed April 13, 2009.

3.8	Amendment to the Registrant’s Bylaws, dated June 8, 2009, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed June 10, 2009.

3.9	Amendment to the Registrant’s Bylaws, dated June 10, 2009, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed June 12, 2009.

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

4.4	Amendment No. 1 to the Rights Agreement, dated November 9, 2004, is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed November 15, 2004.

4.5	Amendment No. 2 to the Rights Agreement, dated February 5, 2005, is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed February 9, 2005.

4.6	Amendment No. 3 to the Rights Agreement, dated June 10, 2009, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed June 12, 2009.

80	The Greenbrier Companies 2012 Annual Report

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

4.7	Amendment No. 4 to the Rights Agreement, dated March 29, 2011, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed March 30, 2011.

4.8

Warrant Agreement among the Registrant, WLR Recovery Fund IV, L.P., WLR IV Parallel ESC, L.P. and each other holder from time to time party thereto, dated June 10, 2009, is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed June 12, 2009.

4.9

Investor Rights and Restrictions Agreement among the Registrant, WLR Recovery Fund IV, L.P., WLR IV Parallel ESC, L.P., WL Ross & Co. LLC and the other holders from time to time party thereto, dated June 10, 2009, is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed June 12, 2009.

4.10

Indenture between the Registrant and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Exhibit A thereto, dated April 5, 2011, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed April 5, 2011.

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

10.4

Second Amended and Restated Credit Agreement among the Registrant, Bank of America, N.A., as Administrative Agent, Union Bank, National Association, as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager, and the lenders identified therein, dated June 30, 2011, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 7, 2011.

10.5

Lender Joinder Agreement by and among The Private Bank and Trust Company, the Registrant and Bank Of America, N.A., dated as of November 2, 2011, to the Second Amended and Restated Credit Agreement dated as of June 30, 2011 by and among the Registrant, the lenders party thereto and Bank of America, N.A., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed January 6, 2012.

10.6

Lender Joinder Agreement by and among Wells Fargo Bank, National Association, the Registrant and Bank Of America, N.A., dated as of December 12, 2011, to the Second Amended and Restated Credit Agreement dated as of June 30, 2011 by and among the Registrant, the lenders party thereto and Bank of America, N.A., is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed January 6, 2012.

10.7*	Amended and Restated Employment Agreement between the Registrant and Mr. William A. Furman, dated August 28, 2012.

10.8*	Form of Amended and Restated Employment Agreement between the Registrant and certain of its executive officers, as amended and restated on August 28, 2012.

10.9*

2011 Restated Greenbrier Leasing Company LLC Manager Owned Target Benefit Plan, terminated effective December 31, 2012, is incorporated by reference to the Registrant’s Form 10-K filed November 4, 2011.

10.10

Form of Agreement concerning Indemnification and Related Matters (Directors) between Registrant and its directors is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed November 10, 2008.

10.11	Form of Agreement concerning Indemnification and Related Matters (Officers) between Registrant and its officers is incorporated herein by reference to Exhibit 10.16 to the Registrant’s

The Greenbrier Companies 2012 Annual Report	81

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

10.12*

Consulting Agreement between A. Daniel O’Neal Jr. and Greenbrier Leasing Company LLC, dated December 31, 2010, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 7, 2011.

10.13*

Consulting Agreement between C. Bruce Ward and Greenbrier Leasing Corporation, dated March 31, 2005 and as amended on January 1, 2007, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed December 13, 2010.

10.14*

Form of Employee Restricted Share Agreement (5 year vesting) related to the 2005 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-K filed November 10, 2008.

10.15*

Form of Employee Restricted Share Agreement (time and performance vesting) related to the 2005 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K filed November 10, 2008.

10.16*	Form of Change of Control Agreement for Senior Managers is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Form 10-K filed November 10, 2008.

10.17*	Second Amended and Restated Change of Control Agreement between the Registrant and William Glenn, dated August 28, 2012.

10.18*	2009 Employee Stock Purchase Plan is incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A filed November 25, 2008.

10.19*	First Amendment to 2009 Employee Stock Purchase Plan, dated April 5, 2010, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed July 7, 2010.

10.20*

The Greenbrier Companies, Inc. 2010 Amended and Restated Stock Incentive Plan is incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A filed November 24, 2010.

10.21*

Form of Director Restricted Share Agreement related to the 2010 Amended and Restated Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed April 7, 2011.

10.22*

Form of Employee Restricted Share Agreement (time and performance vesting) related to the 2010 Amended and Restated Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 8, 2011.

10.23*

Form of Employee Restricted Share Agreement as amended on April 2, 2012 (time and performance vesting) related to the 2010 Amended and Restated Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed June 29, 2012.

10.24*	The Greenbrier Companies, Inc. Nonqualified Deferred Compensation Plan Basic Plan Document is incorporated herein by reference to Exhibit 10.38 to the Registrant’s Form 10-K filed November 4, 2011.

10.25*	The Greenbrier Companies Nonqualified Deferred Compensation Plan Adoption Agreement is incorporated herein by reference to Exhibit 10.39 to the Registrant’s Form 10-K filed November 4, 2011.

10.26*

Amendment No. 1 to the Greenbrier Companies Nonqualified Deferred Compensation Plan Adoption Agreement, dated May 25, 2011, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed July 8, 2011.

10.27*	Amendment No. 2 to the Greenbrier Companies Nonqualified Deferred Compensation Plan, dated August 28, 2012.

82	The Greenbrier Companies 2012 Annual Report

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

10.28*	The Greenbrier Companies Nonqualified Deferred Compensation Plan Adoption Agreement for Directors and related Rabbi Trusts, dated July 1, 2012.

10.29

Asset Purchase Agreement among Gunderson Rail Services LLC, American Allied Railway Equipment Co., Inc., and American Allied Freight Car Co., Inc., dated January 24, 2008, is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed April 3, 2008.

10.30

Railcar Remarketing and Management Agreement between Greenbrier Management Services, LLC and WL Ross-Greenbrier Rail I LLC, dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 3, 2010.**

10.31

Advisory Services Agreement between Greenbrier Leasing Company LLC and WLR-Greenbrier Rail Inc., dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 3, 2010.**

10.32

Contract Placement Agreement between Greenbrier Leasing Company LLC and WLR-Greenbrier Rail Inc., dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed May 3, 2010.**

10.33

Syndication Agreement between Greenbrier Leasing Company LLC and WLR-Greenbrier Rail Inc., dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed May 3, 2010.**

10.34

Amendment to Syndication Agreement between Greenbrier Leasing Company LLC and WLR-Greenbrier Rail Inc., dated as of August 18, 2010, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 20, 2010.

10.35

Line of Credit Participation Letter Agreement between Greenbrier Leasing Company LLC and WLR-Greenbrier Rail Inc., dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed May 3, 2010.**

10.36	Guaranty of Greenbrier Leasing Company LLC, dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed May 3, 2010.**

10.37	Guaranty of the Greenbrier Companies, Inc., dated as of August 18, 2010, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed August 20, 2010.

10.38

Purchase Agreement among The Greenbrier Companies, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman, Sachs & Co., dated March 30, 2011, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 5, 2011.

10.39	The Greenbrier Companies, Inc. Executive Stock Ownership Guidelines, adopted as of August 28, 2012.

14.1	Code of Business Conduct and Ethics is incorporated herein by reference to Exhibit 14.1 to the Registrant’s Form 8-K filed January 11, 2012.

21.1	List of the subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, independent auditors.

23.2	Consent of Deloitte & Touche LLP, independent auditors.

31.1	Certification pursuant to Rule 13(a) – 14(a).

31.2	Certification pursuant to Rule 13(a) – 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Greenbrier Companies 2012 Annual Report	83

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

*	Management contract or compensatory plan or arrangement

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

Note: For all exhibits incorporated by reference, unless otherwise noted above, the SEC file number is 001-13146.

84	The Greenbrier Companies 2012 Annual Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Dated: November 1, 2012	By:	/s/ William A. Furman
William A. Furman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Benjamin R. Whiteley Benjamin R. Whiteley, Chairman of the Board	November 1, 2012

/s/ William A. Furman William A. Furman, President and Chief Executive Officer, Director	November 1, 2012

/s/ Graeme Jack Graeme Jack, Director	November 1, 2012

/s/ Duane C. McDougall Duane McDougall, Director	November 1, 2012

/s/ Victoria McManus Victoria McManus, Director	November 1, 2012

/s/ A. Daniel O’Neal A. Daniel O’Neal, Director	November 1, 2012

/s/ Wilbur L. Ross Wilbur L. Ross, Jr., Director	November 1, 2012

/s/ Charles J. Swindells Charles J. Swindells, Director	November 1, 2012

/s/ Wendy L. Teramoto Wendy L. Teramoto, Director	November 1, 2012

/s/ C. Bruce Ward C. Bruce Ward, Director	November 1, 2012

/s/ Donald A. Washburn Donald A. Washburn, Director	November 1, 2012

/s/ Mark J. Rittenbaum Mark J. Rittenbaum, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 1, 2012

/s/ James W. Cruckshank James W. Cruckshank, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 1, 2012

The Greenbrier Companies 2012 Annual Report	85

CERTIFICATIONS

The Company filed the required 303A.12(a) New York Stock Exchange Certification of its Chief Financial Officer with the New York Stock Exchange with no qualifications following the 2012 Annual Meeting of Shareholders and the Company filed as an exhibit to its Annual Report on Form 10-K for the year ended August 31, 2011, as filed with the Securities and Exchange Commission, a Certification of the Chief Executive Officer and a Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

86	The Greenbrier Companies 2012 Annual Report