Form 10-Q
period 2012-11-30
GREENBRIER COMPANIES INC
filed 2013-01-09
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2012

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

The number of shares of the registrant’s common stock, without par value, outstanding on January 2, 2013 was 27,194,577 shares.

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

•	industry overcapacity and our manufacturing capacity utilization;

•	decreases or write-downs in carrying value of inventory, goodwill, intangibles or other assets due to impairment;

•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

•	changes in future maintenance or warranty requirements;

•	ability to adjust to the cyclical nature of the industries in which we operate;

•	changes in interest rates and financial impacts from interest rates;

•	ability and cost to maintain and renew operating permits;

•	actions by various regulatory agencies, including potential environmental remediation obligations;

•	changes in fuel and/or energy prices;

•	risks associated with our intellectual property rights or those of third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;

•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;

•	availability of a trained work force and availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;

•	failure to successfully integrate acquired businesses;

•	discovery of previously unknown liabilities associated with acquired businesses;

•	failure of or delay in implementing and using new software or other technologies;

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

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Consolidated Balance Sheets

(In thousands, unaudited)

	November 30, 2012	August 31, 2012
Assets
Cash and cash equivalents	$41,284	$53,571
Restricted cash	7,322	6,277
Accounts receivable, net	163,385	146,326
Inventories	363,642	316,741
Leased railcars for syndication	54,297	97,798
Equipment on operating leases, net	362,522	362,968
Property, plant and equipment, net	186,715	182,429
Goodwill	137,066	137,066
Intangibles and other assets, net	79,500	81,368

	$1,395,733	$1,384,544

Liabilities and Equity
Revolving notes	$89,826	$60,755
Accounts payable and accrued liabilities	282,925	329,508
Deferred income taxes	96,498	95,363
Deferred revenue	28,283	17,194
Notes payable	427,697	428,079

Commitments and contingencies (Note 12)

Equity:
Greenbrier
Preferred stock – without par value; 25,000 shares authorized; none outstanding	—	—
Common stock – without par value; 50,000 shares authorized; 27,195 and 27,143 shares outstanding at November 30, 2012 and August 31, 2012	—	—
Additional paid-in capital	254,359	252,256
Retained earnings	196,317	185,890
Accumulated other comprehensive loss	(3,596)	(6,369)

Total equity Greenbrier	447,080	431,777

Noncontrolling interest	23,424	21,868

Total equity	470,504	453,645

	$1,395,733	$1,384,544

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Income

(In thousands, except per share amounts, unaudited)

	Three Months Ended November 30,
	2012	2011
Revenue
Manufacturing	$285,368	$262,656
Wheel Services, Refurbishment & Parts	112,100	117,749
Leasing & Services	17,906	17,794

	415,374	398,199
Cost of revenue
Manufacturing	258,492	236,188
Wheel Services, Refurbishment & Parts	101,476	105,891
Leasing & Services	7,627	9,663

	367,595	351,742

Margin	47,779	46,457

Selling and administrative	26,100	23,235
Gain on disposition of equipment	(1,408)	(3,658)

Earnings from operations	23,087	26,880

Other costs
Interest and foreign exchange	5,900	5,383

Earnings before income taxes and loss from unconsolidated affiliates	17,187	21,497

Income tax expense	(4,586)	(7,797)

Earnings before loss from unconsolidated affiliates	12,601	13,700

Loss from unconsolidated affiliates	(40)	(372)

Net earnings	12,561	13,328
Net (earnings) loss attributable to noncontrolling interest	(2,134)	1,189

Net earnings attributable to Greenbrier	$10,427	$14,517

Basic earnings per common share:	$0.38	$0.57

Diluted earnings per common share:	$0.35	$0.48

Weighted average common shares:
Basic	27,144	25,463
Diluted	33,991	33,389

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended November 30,
	2012	2011
Net earnings	$12,561	$13,328

Other comprehensive income
Translation adjustment	2,135	(4,843)
Reclassification of derivative financial instruments recognized in net earnings (net of tax of effect of $0.04 million and $0.2 million)	(616)	(1,353)
Unrealized gain (loss) on derivative financial instruments (net of tax of effect of $0.3 million and $0.04 million)	1,299	(3,255)

	2,818	(9,451)

Comprehensive income	15,379	3,877
Comprehensive (income) loss attributable to noncontrolling interest	(2,179)	1,336

Comprehensive income attributable to Greenbrier	$13,200	$5,213

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Equity

(In thousands, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2012	27,143	$252,256	$185,890	$(6,369)	$431,777	$21,868	$453,645
Net earnings	—	—	10,427	—	10,427	2,134	12,561
Other comprehensive income, net	—	—	—	2,773	2,773	45	2,818
Noncontrolling interest adjustments	—	—	—	—	—	(1,805)	(1,805)
Investment by joint venture partner	—	—	—	—	—	1,182	1,182
Restricted stock amortization	—	1,886	—	—	1,886	—	1,886
Excess tax benefit from restricted stock awards	—	217	—	—	217	—	217
Warrants exercised	52	—	—	—	—	—	—

Balance November 30, 2012	27,195	$254,359	$196,317	$(3,596)	$447,080	$23,424	$470,504

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2011	25,186	$242,286	$127,182	$(7,895)	$361,573	$14,328	$375,901
Net earnings (loss)	—	—	14,517	—	14,517	(1,189)	13,328
Other comprehensive loss, net	—	—	—	(9,304)	(9,304)	(147)	(9,451)
Noncontrolling interest adjustments	—	—	—	—	—	1,420	1,420
Restricted stock amortization	—	1,742	—	—	1,742	—	1,742
Warrants exercised	1,483	—	—	—	—	—	—

Balance November 30, 2011	26,669	$244,028	$141,699	$(17,199)	$368,528	$14,412	$382,940

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months Ended November 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$12,561	$13,328
Adjustments to reconcile net earnings to net cash used in operating activities:
Deferred income taxes	940	3,665
Depreciation and amortization	10,923	9,889
Gain on sales of leased equipment	(1,408)	(3,658)
Accretion of debt discount	849	787
Stock based compensation expense	1,886	1,742
Other	(1,705)	2,024
Decrease (increase) in assets:
Accounts receivable	(15,515)	33,687
Inventories	(41,465)	(34,088)
Leased railcars for syndication	43,501	(37,339)
Other	945	856
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(48,036)	260
Deferred revenue	11,039	(145)

Net cash used in operating activities	(25,485)	(8,992)

Cash flows from investing activities:
Proceeds from sales of equipment	10,086	5,741
Investment in and net advances from unconsolidated affiliates	(160)	70
Increase in restricted cash	(1,045)	(38)
Capital expenditures	(25,141)	(15,007)
Other	—	10

Net cash used in investing activities	(16,260)	(9,224)

Cash flows from financing activities:
Net change in revolving notes with maturities of 90 days or less	27,935	(9,150)
Proceeds from revolving notes with maturities longer than 90 days	9,195	7,557
Repayments of revolving notes with maturities longer than 90 days	(8,941)	(5,606)
Proceeds from the issuance of notes payable	—	2,500
Repayments of notes payable	(1,230)	(1,243)
Investment by joint venture partner	1,182	—
Excess tax benefit from restricted stock awards	217	—

Net cash provided by (used in) financing activities	28,358	(5,942)

Effect of exchange rate changes	1,100	(5,209)
Decrease in cash and cash equivalents	(12,287)	(29,367)

Cash and cash equivalents
Beginning of period	53,571	50,222

End of period	$41,284	$20,855

Cash paid during the period for:
Interest	$9,362	$6,476
Income taxes, net	$6,845	$(2,613)

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of November 30, 2012 and for the three months ended November 30, 2012 and 2011 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results and cash flows for the periods indicated. The results of operations for the three months ended November 30, 2012 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2013.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2012 Annual Report on Form 10-K.

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

Initial Adoption of Accounting Policies – In the first quarter of 2013, the Company adopted an accounting standard update that increased the prominence of items reported in other comprehensive income. The standard eliminated the option of presenting other comprehensive income as part of the statement of equity and instead requires the Company to present other comprehensive income as either a single statement of comprehensive income combined with net income or as two separate but continuous statements. The adoption of this accounting standard update did impact the presentation of other comprehensive income, as the Company has elected to present two separate but consecutive statements, but did not have an impact on the Company’s financial position or results of operations.

In the first quarter of 2013, the Company adopted an accounting standard update regarding how entities test goodwill for impairment. This accounting standard update is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This update impacts testing steps only and therefore the adoption did not have an effect on the Company’s Consolidated Financial Statements.

Prospective Accounting Changes – In July 2012, an accounting standard update was issued regarding the testing of indefinite-lived intangible assets for impairment. This update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This update will be effective for the Company as of September 1, 2013. However, early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. This update impacts testing steps only, and therefore adoption will not have an effect on the Company’s Consolidated Financial Statements.

THE GREENBRIER COMPANIES, INC.

Note 2 – Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead. The following table summarizes the Company’s inventory balance:

(In thousands)	November 30, 2012	August 31, 2012
Manufacturing supplies and raw materials	$240,382	$228,092
Work-in-process	77,216	71,210
Finished goods	51,230	22,571
Excess and obsolete adjustment	(5,186)	(5,132)

	$363,642	$316,741

Note 3 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	November 30, 2012	August 31, 2012
Intangible assets subject to amortization:
Customer relationships	$66,825	$66,825
Accumulated amortization	(24,153)	(22,995)

Other intangibles	5,003	4,906
Accumulated amortization	(3,933)	(3,779)

	43,742	44,957
Intangible assets not subject to amortization	912	912
Prepaid and other assets	10,140	10,272
Debt issuance costs, net	9,562	10,194
Nonqualified savings plan investments	6,771	6,667
Investment in unconsolidated affiliates	8,373	8,301
Investment in direct finance leases	—	65

Total intangible and other assets	$79,500	$81,368

Amortization expense for the three months ended November 30, 2012 and 2011 was $1.3 million and $1.2 million. Amortization expense for the years ending August 31, 2013, 2014, 2015, 2016 and 2017 is expected to be $4.2 million, $4.1 million, $4.1 million, $4.1 million and $3.9 million.

THE GREENBRIER COMPANIES, INC.

Note 4 – Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $356.1 million as of November 30, 2012.

As of November 30, 2012, a $290.0 million revolving line of credit secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans and maturing June 2016, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 2.5% and Prime plus 1.5% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of November 30, 2012, lines of credit totaling $20.9 million secured by certain of the Company’s European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.3% to WIBOR plus 1.7%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from May 2013 through December 2013.

As of November 30, 2012, the Company’s Mexican joint venture had two lines of credit totaling $45.2 million. The first line of credit provides up to $20.0 million (of which $15.2 million was available as of November 30, 2012) and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture will be able to draw against this facility through December 2013. The second line of credit provides up to $30.0 million and is fully guaranteed by each of the joint venture partners, including the Company. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through February 2015.

As of November 30, 2012, outstanding borrowings under the senior secured credit facilities consisted of $5.6 million in letters of credit and $41.8 million in revolving notes outstanding under the North American credit facility, $2.8 million outstanding under the European credit facilities and $45.2 million outstanding under the Mexican joint venture credit facilities.

Note 5 – Accounts Payable and Accrued Liabilities

(In thousands)	November 30, 2012	August 31, 2012
Trade payables and other accrued liabilities	$222,520	$258,316
Accrued payroll and related liabilities	31,137	37,915
Accrued maintenance	10,713	11,475
Accrued warranty	10,102	9,221
Income taxes payable	5,827	9,625
Other	2,626	2,956

	$282,925	$329,508

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

Warranty accrual activity:

	Three Months Ended November 30,
(In thousands)	2012	2011
Balance at beginning of period	$9,221	$8,645
Charged to cost of revenue, net	1,585	906
Payments	(801)	(408)
Currency translation effect	97	(200)

Balance at end of period	$10,102	$8,943

Note 7 – Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Income (Loss) on Derivative Financial Instruments	Pension Adjustment	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, August 31, 2012	$(93)	$(325)	$(5,951)	$(6,369)
First quarter activity	683	—	2,090	2,773

Balance, November 30, 2012	$590	$(325)	$(3,861)	$(3,596)

THE GREENBRIER COMPANIES, INC.

Note 8 – Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended November 30,
(In thousands)	2012	2011
Weighted average basic common shares outstanding (1)	27,144	25,463
Dilutive effect of warrants	802	1,881
Dilutive effect of convertible notes (2)	6,045	6,045

Weighted average diluted common shares outstanding	33,991	33,389

(1)	Restricted stock grants are treated as outstanding when issued and are included in weighted average basic common shares outstanding when the Company is in a net earnings position.
(2)	The dilutive effect of the 2018 Convertible notes are included as they were considered dilutive under the “if converted” method as further discussed below. The dilutive effect of the 2026 Convertible notes was excluded from the share calculations as the stock price for each period presented was less than the initial conversion price of $48.05 and therefore considered anti-dilutive.

Dilutive EPS for the three months ended November 30, 2012 was calculated using the more dilutive of two approaches. The first approach includes the dilutive effect of outstanding warrants and shares underlying the 2026 Convertible notes in the share count using the treasury stock method. The second approach supplements the first by including the “if converted” effect of the 2018 Convertible notes issued in March 2011. Under the “if converted method” debt issuance and interest costs, both net of tax, associated with the convertible notes are added back to net earnings and the share count is increased by the shares underlying the convertible notes. The 2026 Convertible notes would only be included in the calculation of both approaches if the current stock price is greater than the initial conversion price of $48.05 using the treasury stock method.

	Three Months Ended November 30,
	2012	2011
Net earnings attributable to Greenbrier	$10,427	$14,517
Add back:
Interest and debt issuance costs on the 2018 Convertible notes, net of tax	1,430	1,376

Earnings before interest and debt issuance costs on convertible notes	$11,857	$15,893

Weighted average diluted common shares outstanding	33,991	33,389
Diluted earnings per share (1)	$0.35	$0.48

(1)	Diluted earnings per share was calculated as follows:

Earnings before interest and debt issuance costs on convertible notes

        Weighted average diluted common shares outstanding

THE GREENBRIER COMPANIES, INC.

Note 9 – Stock Based Compensation

The value, at the date of grant, of restricted stock awards is amortized as compensation expense over the lesser of the vesting period or to the recipient’s eligible retirement date. For the three months ended November 30, 2012 and 2011, $1.9 million and $1.7 million in compensation expense was recorded for restricted stock grants. Compensation expense related to restricted stock grants is recorded in Selling and administrative on the Consolidated Statements of Income.

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

At November 30, 2012 exchange rates, forward exchange contracts for the purchase of Polish Zloty and the sale of Euro aggregated to $78.4 million. Adjusting the foreign currency exchange contracts to the fair value of the cash flow hedges at November 30, 2012 resulted in an unrealized pre-tax gain of $2.6 million that was recorded in accumulated other comprehensive loss. The fair value of the contracts is included in Accounts payable and accrued liabilities when there is a loss, or Accounts receivable, net when there is a gain, on the Consolidated Balance Sheets. As the contracts mature at various dates through December 2013, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions when they occur. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations in Interest and foreign exchange.

At November 30, 2012, an interest rate swap agreement had a notional amount of $42.6 million and matures March 2014. The fair value of this cash flow hedge at November 30, 2012 resulted in an unrealized pre-tax loss of $2.5 million. The loss is included in Accumulated other comprehensive loss and the fair value of the contract is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from accumulated other comprehensive loss and charged or credited to interest expense. At November 30, 2012 interest rates, approximately $1.6 million would be reclassified to interest expense in the next 12 months.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		November 30, 2012	August 31, 2012		November 30, 2012	August 31, 2012
(In thousands)	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$3,552	$2,703	Accounts payable and accrued liabilities	$—	$182

Interest rate swap contracts	Other assets	—	—	Accounts payable and accrued liabilities	2,470	2,861

		$3,552	$2,703		$2,470	$3,043

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$530	$141	Accounts payable and accrued liabilities	$—	$102

THE GREENBRIER COMPANIES, INC.

The Effect of Derivative Instruments on the Statement of Operations

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivative	Gain (loss) recognized in income on derivative Three months ended November 30,
		2012	2011
Foreign forward exchange contract	Interest and foreign exchange	$155	$(626)

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) Three months ended November 30,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income (effective portion) Three months ended November 30,		Location of gain in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain recognized on derivative (ineffective portion and amount excluded from effectiveness testing) Three months ended November 30,
	2012	2011		2012	2011		2012	2011
Foreign forward exchange contracts	$1,509	$(6,536)	Revenue	$1,080	$(1,084)	Interest and foreign exchange	$896	$—
Interest rate swap contracts	(28)	(997)	Interest and foreign exchange	(420)	(441)	Interest and foreign exchange	—	—

	$1,481	$(7,533)		$660	$(1,525)		$896	$—

THE GREENBRIER COMPANIES, INC.

Note 11 – Segment Information

Greenbrier operates in three reportable segments: Manufacturing; Wheel Services, Refurbishment & Parts; and Leasing & Services. The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s 2012 Annual Report on Form 10-K. Performance is evaluated based on margin. The Company’s integrated business model results in selling and administrative costs being intertwined among the segments. Currently, Greenbrier’s management does not allocate these costs for either external or internal reporting purposes. Intersegment sales and transfers are valued as if the sales or transfers were to third parties. Related revenue and margin is eliminated in consolidation and therefore are not included in consolidated results in the Company’s Consolidated Financial Statements.

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

	Three Months Ended November 30,
(In thousands)	2012	2011
Revenue:
Manufacturing	$270,294	$304,839
Wheel Services, Refurbishment & Parts	117,486	122,618
Leasing & Services	22,298	20,593
Intersegment eliminations	5,296	(49,851)

	$415,374	$398,199

Margin:
Manufacturing	$26,876	$26,468
Wheel Services, Refurbishment & Parts	10,624	11,858
Leasing & Services	10,279	8,131

Segment margin total	47,779	46,457
Less unallocated items:
Selling and administrative	26,100	23,235
Gain on disposition of equipment	(1,408)	(3,658)
Interest and foreign exchange	5,900	5,383

Earnings before income taxes and loss from unconsolidated affiliates	$17,187	$21,497

THE GREENBRIER COMPANIES, INC.

Note 12 – Commitments and Contingencies

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

The U.S. Environmental Protection Agency (EPA) has classified portions of the river bed of the Portland Harbor, including the portion fronting the Company’s manufacturing facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the “Portland Harbor Site”). The Company and more than 140 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company (the “Lower Willamette Group” or “LWG”), have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (“RI/FS”) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The EPA-mandated RI/FS is being conducted by the LWG and has cost over $90 million over an 11-year period. The Company has agreed to initially bear a percentage of the total costs incurred by the LWG in connection with the investigation. The Company’s aggregate expenditure has not been material over the 11-year period. Some or all of any such outlay may be recoverable from other responsible parties. The investigation is expected to continue for at least two more years and additional costs are expected to be incurred. The Company cannot estimate the amount of such investigation costs at this time.

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

THE GREENBRIER COMPANIES, INC.

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

In accordance with customary business practices in Europe, the Company has $1.9 million in bank and third party warranty and performance guarantee facilities as of November 30, 2012. To date no amounts have been drawn under these guarantee facilities.

At November 30, 2012, the Mexican joint venture had $45.7 million of third party debt outstanding, for which the Company has guaranteed approximately $37.8 million. In addition, the Company, along with its joint venture partner, has committed to contributing $10.0 million to fund the capital expenditures for a fourth manufacturing line, of which the Company will contribute 50%. These amounts will be contributed at various intervals from May 31, 2012 to October 31, 2013. As of November 30, 2012, the Company and the joint venture partner have each contributed $2.5 million.

As of November 30, 2012 the Company has outstanding letters of credit aggregating $5.6 million associated with facility leases and workers compensation insurance.

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

Level 1	–	observable inputs such as unadjusted quoted prices in active markets for identical instruments;

Level 2	–	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and

Level 3	–	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of November 30, 2012 are:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$4,082	$—	$4,082	$—
Nonqualified savings plan investments	6,771	6,771	—	—
Cash equivalents	1,002	1,002	—	—

	$11,855	$7,773	$4,082	$—

Liabilities:
Derivative financial instruments	$2,470	$—	$2,470	$—

(1)	Level 2 assets and liabilities include derivative financial instruments which are valued based on significant observable inputs. See note 10 Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2012 are:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$2,844	$—	$2,844	$—
Nonqualified savings plan investments	6,667	6,667	—	—
Cash equivalents	1,002	1,002	—	—

	$10,513	$7,669	$2,844	$—

Liabilities:
Derivative financial instruments	$3,145	$—	$3,145	$—

THE GREENBRIER COMPANIES, INC.

Note 14 – Variable Interest Entities

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

As of November 30, 2012, the Company has sold 943 railcars to the Trusts for an aggregate value of $77.0 million. 743 railcars were sold in May 2012 with an aggregate value of $61.1 million and an additional 200 railcars were sold in November 2012 with an aggregate value of $15.9 million. The remaining 420 railcars are expected to be sold during fiscal 2013. As of November 30, 2012 the Company has an obligation, up to a maximum amount of $5.3 million, to support the railcar portfolio meeting a target minimum rate of return. This obligation expires in March 2033. This $5.3 million, which is held in restricted cash, was recorded as a reduction in revenue on the sale of 800 new railcars and a reduction in gain on sale on the sale of the 143 used railcars with a credit to deferred revenue.

The Company has evaluated this relationship under ASC 810-10 and has concluded that the Trusts qualify as variable interest entities and that the Company is not the primary beneficiary. The Company will not consolidate the Trusts and will account for the investments under the equity method of accounting.

As of November 30, 2012, the carrying amount of the Company’s investment in the Trust is $0.8 million which is recorded in Intangibles and Other Assets, net on the Consolidated Balance Sheets.

THE GREENBRIER COMPANIES, INC.

Note 15 – Guarantor/Non Guarantor

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

The following represents the supplemental consolidating condensed financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of November 30, 2012 and August 31, 2012, for the three months ended November 30, 2012 and 2011. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

    Condensed Consolidating Balance Sheet

    November 30, 2012

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$33,586	$14	$7,684	$—	$41,284
Restricted cash	—	1,990	5,332	—	7,322
Accounts receivable, net	(4)	112,879	50,989	(479)	163,385
Inventories	—	181,066	182,895	(319)	363,642
Leased railcars for syndication	—	55,347	—	(1,050)	54,297
Equipment on operating leases, net	—	364,954	—	(2,432)	362,522
Property, plant and equipment, net	3,194	104,362	79,159	—	186,715
Goodwill	—	137,066	—	—	137,066
Intangibles and other assets, net	711,235	90,223	3,105	(725,063)	79,500

	$748,011	$1,047,901	$329,164	$(729,343)	$1,395,733

Liabilities and Equity
Revolving notes	$41,750	$—	$48,076	$—	$89,826
Accounts payable and accrued liabilities	(48,787)	165,752	165,956	4	282,925
Deferred income taxes	11,579	94,937	(8,225)	(1,793)	96,498
Deferred revenue	271	27,476	521	15	28,283
Notes payable	296,118	129,925	1,654	—	427,697

Total equity Greenbrier	447,080	629,811	99,435	(729,246)	447,080
Noncontrolling interest	—	—	21,747	1,677	23,424

Total equity	447,080	629,811	121,182	(727,569)	470,504

	$748,011	$1,047,901	$329,164	$(729,343)	$1,395,733

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

    Condensed Consolidating Statement of Operations

    For the three months ended November 30, 2012

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$133,511	$229,508	$(77,651)	$285,368
Wheels Services, Refurbishment & Parts	—	116,224	—	(4,124)	112,100
Leasing & Services	91	17,823	—	(8)	17,906

	91	267,558	229,508	(81,783)	415,374
Cost of revenue
Manufacturing	—	124,385	215,170	(81,063)	258,492
Wheel Services, Refurbishment & Parts	—	105,659	—	(4,183)	101,476
Leasing & Services	—	7,650	—	(23)	7,627

	—	237,694	215,170	(85,269)	367,595
Margin	91	29,864	14,338	3,486	47,779

Selling and administrative	9,786	8,131	8,183	—	26,100
Gain on disposition of equipment	—	(1,044)	—	(364)	(1,408)

Earnings (loss) from operations	(9,695)	22,777	6,155	3,850	23,087

Other costs
Interest and foreign exchange	3,616	902	1,498	(116)	5,900

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(13,311)	21,875	4,657	3,966	17,187
Income tax (expense) benefit	5,769	(8,081)	(1,423)	(851)	(4,586)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(7,542)	13,794	3,234	3,115	12,601

Earnings (loss) from unconsolidated affiliates	17,969	36	9	(18,054)	(40)

Net earnings (loss)	10,427	13,830	3,243	(14,939)	12,561
Net (earnings) loss attributable to noncontrolling interest	—	—	(535)	(1,599)	(2,134)

Net earnings (loss) attributable to Greenbrier	$10,427	$13,830	$2,708	$(16,538)	$10,427

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

    Condensed Consolidating Statement of Cash Flows

    For the three months ended November 30, 2012

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$10,427	$13,830	$3,243	$(14,939)	$12,561
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	2,481	(1,656)	(736)	851	940
Depreciation and amortization	576	7,922	2,448	(23)	10,923
Gain on sales of leased equipment	—	(1,044)	—	(364)	(1,408)
Accretion of debt discount	849	—	—	—	849
Stock based compensation	1,886	—	—	—	1,886
Other	—	98	1	(1,804)	(1,705)
Decrease (increase) in assets:
Accounts receivable	915	(18,193)	1,676	87	(15,515)
Inventories	—	(39,095)	(2,384)	14	(41,465)
Leased railcars for syndication	—	45,243	—	(1,742)	43,501
Other	212	(141)	3,318	(2,444)	945
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(27,865)	(24,450)	4,277	2	(48,036)
Deferred revenue	(39)	11,506	(430)	2	11,039

Net cash provided by (used in) operating activities	(10,558)	(5,980)	11,413	(20,360)	(25,485)

Cash flows from investing activities:
Proceeds from sales of equipment	—	10,086	—	—	10,086
Investment in and net advances to unconsolidated affiliates	(20,413)	(85)	(160)	20,498	(160)
Intercompany advances	4	—	—	(4)	—
Decrease (increase) in restricted cash	—	57	(1,102)	—	(1,045)
Capital expenditures	(49)	(16,676)	(8,278)	(138)	(25,141)

Net cash provided by (used in) investing activities	(20,458)	(6,618)	(9,540)	20,356	(16,260)

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	41,750	—	(13,815)	—	27,935
Proceeds from revolving notes with maturities longer than 90 days	—	—	9,195	—	9,195
Repayment of revolving notes with maturities longer than 90 days	—	—	(8,941)	—	(8,941)
Intercompany advances	(11,688)	12,944	(1,260)	4	—
Repayments of notes payable	—	(1,028)	(202)	—	(1,230)
Investment by joint venture partner	—	—	1,182	—	1,182
Excess tax benefit from restricted stock awards	217	—	—	—	217

Net cash provided by (used in) financing activities	30,279	11,916	(13,841)	4	28,358

Effect of exchange rate changes	—	402	698	—	1,100

Decrease in cash and cash equivalents	(737)	(280)	(11,270)	—	(12,287)
Cash and cash equivalents
Beginning of period	34,323	294	18,954	—	53,571

End of period	$33,586	$14	$7,684	$—	$41,284

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

    Condensed Consolidating Balance Sheet

    August 31, 2012

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$34,323	$294	$18,954	$—	$53,571
Restricted cash	—	2,047	4,230	—	6,277
Accounts receivable, net	(21,666)	122,917	45,467	(392)	146,326
Inventories	—	138,236	178,810	(305)	316,741
Leased railcars for syndication	—	100,590	—	(2,792)	97,798
Equipment on operating leases, net	—	365,925	—	(2,957)	362,968
Property, plant and equipment, net	3,721	106,219	72,489	—	182,429
Goodwill	—	137,066	—	—	137,066
Intangibles and other assets, net	688,261	91,278	3,620	(701,791)	81,368

	$704,639	$1,064,572	$323,570	$(708,237)	$1,384,544

Liabilities and Equity
Revolving notes	$—	$—	$60,755	$—	$60,755
Accounts payable and accrued liabilities	(31,814)	205,477	155,844	1	329,508
Deferred income taxes	9,097	96,593	(7,684)	(2,643)	95,363
Deferred revenue	310	15,970	901	13	17,194
Notes payable	295,269	130,953	1,857	—	428,079
Total equity Greenbrier	431,777	615,579	90,761	(706,340)	431,777
Noncontrolling interest	—	—	21,136	732	21,868

Total equity	431,777	615,579	111,897	(705,608)	453,645

	$704,639	$1,064,572	$323,570	$(708,237)	$1,384,544

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

Executive Summary

We operate in three primary business segments: Manufacturing; Wheel Services, Refurbishment & Parts; and Leasing & Services. These three business segments are operationally integrated. The Manufacturing segment, operating from facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. The Wheel Services, Refurbishment & Parts segment performs wheel, axle and bearing servicing; railcar repair, refurbishment and maintenance activities; as well as production and reconditioning of a variety of parts for the railroad industry in North America. The Leasing & Services segment owns approximately 10,000 railcars and provides management services for approximately 221,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. We also produce rail castings through an unconsolidated joint venture. Management evaluates segment performance based on margins.

Multi-year supply agreements are a part of rail industry practice. Customer orders may be subject to cancellations or modifications and contain terms and conditions customary in the industry. In most cases, little variation has been experienced between the quantity ordered and the quantity actually delivered.

Our total manufacturing backlog of railcar units as of November 30, 2012 was approximately 9,700 units with an estimated value of $1.11 billion compared to 13,300 units with an estimated value of $1.08 billion as of November 30, 2011. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog. Our backlog of railcar units and marine vessels is not necessarily indicative of future results of operations. Subsequent to quarter end we received new railcar orders for 2,800 units valued at approximately $294 million.

Marine backlog as of November 30, 2012 was approximately $20 million compared to $5 million as of November 30, 2011. In addition, we are party to a letter of intent for 15 barges valued at $60 million subject to significant permitting and other conditions.

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

Environmental costs – At times we may be involved in various proceedings related to environmental matters. We estimate future costs for known environmental remediation requirements and accrue for them when it is probable that we have incurred a liability and the related costs can be reasonably estimated based on currently available information. If further developments or resolution of an environmental matter result in facts and circumstances that are significantly different than the assumptions used to develop these reserves, the accrual for environmental remediation could be materially understated or overstated. Adjustments to these liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or when expenditures for which reserves are established are made. Due to the uncertain nature of estimating potential environmental matters, there can be no assurance that we will not become involved in future litigation or other proceedings or, if we were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to us.

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

We will periodically sell railcars with leases attached to financial investors. In addition we will often perform management or maintenance services at market rates for these railcars. Pursuant to the guidance in ASC 840-20-40, we evaluate the terms of any remarketing agreements and any contractual provisions that represent retained risk and the level of retained risk based on those provisions. We determine whether the level of retained risk exceeds 10% of the individual fair value of the rail cars delivered. For any contracts with multiple elements (i.e. railcars, maintenance, management services, etc) we allocate revenue among the deliverables primarily based upon objective and reliable evidence of the fair value of each element in the arrangement. If objective and reliable evidence of fair value of any element is not available, we will use its estimated selling price for purposes of allocating the total arrangement consideration among the elements.

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

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The provisions of Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other, require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit with its carrying value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. The second step of the goodwill impairment test is required only when the carrying value of the reporting unit exceeds its fair value as determined in the first step. In the second step we would compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The goodwill balance as of November 30, 2012 of $137.1 million relates to the Wheel Services, Refurbishment & Parts segment.

THE GREENBRIER COMPANIES, INC.

Results of Operations

Greenbrier operates in three reportable segments: Manufacturing; Wheel Services, Refurbishment & Parts; and Leasing & Services. Segment performance is evaluated based on margin. The Company’s integrated business model results in selling and administrative costs being intertwined among the segments. Currently, management does not allocate these costs for either external or internal reporting purposes.

Three Months Ended November 30, 2012 Compared to Three Months Ended November 30, 2011

Overview

Total revenue for the three months ended November 30, 2012 was $415.4 million, an increase of $17.2 million from revenues of $398.2 million in the prior comparable period. The increase was primarily the result of higher revenues in the manufacturing segment of our business. Manufacturing segment revenues increased $22.7 million primarily from a higher per unit average selling price as a result of a change in product mix.

Net earnings attributable to Greenbrier for the three months ended November 30, 2012 were $10.4 million or $0.35 per diluted common share compared to $14.5 million or $0.48 per diluted common share for the three months ended November 30, 2011.

	Three Months Ended November 30,
(In thousands)	2012	2011
Revenue:
Manufacturing	$285,368	$262,656
Wheel Services, Refurbishment & Parts	112,100	117,749
Leasing & Services	17,906	17,794

	415,374	398,199
Margin:
Manufacturing	26,876	26,468
Wheel Services, Refurbishment & Parts	10,624	11,858
Leasing & Services	10,279	8,131

	47,779	46,457
Less unallocated items:
Selling and administrative	26,100	23,235
Gain on disposition of equipment	(1,408)	(3,658)
Interest and foreign exchange	5,900	5,383

Earnings before income taxes and loss from unconsolidated affiliates	17,187	21,497

Income tax expense	(4,586)	(7,797)

Earnings before loss from unconsolidated affiliates	12,601	13,700
Loss from unconsolidated affiliates	(40)	(372)

Net earnings	12,561	13,328

Net (earnings) loss attributable to noncontrolling interest	(2,134)	1,189

Net earnings attributable to Greenbrier	$10,427	$14,517

Diluted earnings per common share	$0.35	$0.48

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

Manufacturing revenue for the three months ended November 30, 2012 was $285.4 million compared to $262.7 million for the three months ended November 30, 2011, an increase of $22.7 million. Railcar unit deliveries, which are the primary source of manufacturing revenue, were approximately 2,900 units in the current period compared to approximately 3,300 units in the prior comparable period. The increase in revenue on a lower volume of deliveries was primarily attributed to a higher per unit average selling price as a result of a change in product mix.

Manufacturing margin as a percentage of revenue for the three months ended November 30, 2012 was 9.4% compared to a margin of 10.1% for the three months ended November 30, 2011. The decrease in margin as a percentage of revenue was primarily attributed to a change in product mix and increases in overhead costs in conjunction with bringing on additional production lines at our manufacturing facilities in Mexico and adjusting our production rates at other facilities.

Wheel Services, Refurbishment & Parts Segment

Wheel Services, Refurbishment & Parts revenue was $112.1 million for the three months ended November 30, 2012 compared to $117.7 million in the comparable period of the prior year. The decrease of $5.6 million was primarily attributed to lower demand for wheel set replacements as compared to the prior year and a decrease in scrap metal pricing. These were partially offset by an increase in demand for refurbishment work.

Wheel Services, Refurbishment & Parts margin as a percentage of revenue was 9.5% for the three months ended November 30, 2012 compared to 10.1% for the three months ended November 30, 2011. The decrease in margin as a percentage of revenue was primarily the result of a reduction in efficiencies from operating at lower wheel volumes and a decrease in scrap metal pricing. These were partially offset by a change in sales mix to higher margin refurbishment work.

Leasing & Services Segment

Leasing & Services revenue was $17.9 million for the three months ended November 30, 2012 compared to $17.8 million for the comparable period of the prior year. The increase of $0.1 million was primarily a result of higher rents earned on increased volumes of leased railcars for syndication and an increase in the size of the owned and managed lease fleet. These were partially offset by a decrease in maintenance revenues.

Leasing & Services margin as a percentage of revenue was 57.4% for the three months ended November 30, 2012 and 45.7% for the three months ended November 30, 2011. The increase in margin as a percentage of revenue was primarily the result of the reduction in the maintenance accrual on terminated maintenance management agreements and higher rents earned on increased volumes of leased railcars for syndication.

The percentage of owned units on lease as of November 30, 2012 was 95.2% compared to 97.1% at November 30, 2011.

THE GREENBRIER COMPANIES, INC.

Selling and Administrative

Selling and administrative expense was $26.1 million or 6.3% of revenue for the three months ended November 30, 2012 compared to $23.2 million or 5.8% of revenue for the prior comparable period, an increase of $2.9 million. The increase for the three months ended November 30, 2012 compared to the prior comparable period primarily related to higher employee related costs associated with annual compensation adjustments, increased headcount and rising healthcare costs.

Gain on Disposition of Equipment

Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and manage risk and liquidity. Gain on disposition of equipment was $1.4 million for the three months ended November 30, 2012, compared to $3.7 million for the prior comparable period.

Other Costs

Interest and foreign exchange expense was comprised of the following:

	Three Months Ended November 30,		Increase
(In thousands)	2012	2011	(Decrease)
Interest and foreign exchange:
Interest and other expense	$4,331	$5,539	$(1,208)
Accretion of convertible debt discount	849	786	63
Foreign exchange (gain) loss	720	(942)	1,662

	$5,900	$5,383	$517

The increase in interest and foreign exchange expense as compared to the prior comparable period was primarily attributed to a foreign exchange gain in the prior year and a foreign exchange loss in the current year. This was partially offset by lower interest expense on lower levels of borrowings and from the reversal of interest accruals associated with uncertain tax positions that were released during the quarter.

Income Tax

The tax rate for the three months ended November 30, 2012 was 26.7% as compared to 36.3% in the prior comparable period. The provision for income taxes is based on projected consolidated results of operations and geographical mix of earnings for the entire year which results in an estimated 33.7% annual effective tax rate before the impact of discrete items. Discrete items for the quarter included the reversal of reserves for uncertain tax positions partially offset by certain items associated with our Mexican operations. The tax rate fluctuates from period to period due to a change in the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and the impact of discrete items.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $2.1 million for the three months ended November 30, 2012 and a net loss attributable to noncontrolling interest of $1.2 million for the three months ended November 30, 2011 which primarily represents our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The change from the prior comparable period is primarily a result of changes in the volume of intercompany activity.

THE GREENBRIER COMPANIES, INC.

Liquidity and Capital Resources

(In thousands)

	Three Months Ended
	November 30, 2012	November 30, 2011
Net cash used in operating activities	$(25,485)	$(8,992)
Net cash used in investing activities	(16,260)	(9,224)
Net cash provided by (used in) financing activities	28,358	(5,942)
Effect of exchange rate changes	1,100	(5,209)

Net decrease in cash and cash equivalents	$(12,287)	$(29,367)

We have been financed through cash generated from operations, borrowings and issuance of stock. At November 30, 2012, cash and cash equivalents were $41.3 million, a decrease of $12.3 million from $53.6 million at August 31, 2012.

Cash used in operating activities was $25.5 million for the three months ended November 30, 2012 compared to cash used in operating activities of $9.0 million for the three months ended November 30, 2011. The change from the prior year was primarily due to a change in the timing of working capital needs.

Cash used in investing activities, primarily for capital expenditures, was $16.3 million for the three months ended November 30, 2012 compared to $9.2 million in the prior comparable period.

Capital expenditures totaled $25.1 million for the three months ended November 30, 2012 and $15.0 million for the three months ended November 30, 2011. Of these capital expenditures, approximately $15.1 million and $9.2 million were attributable to Leasing & Services operations. Leasing & Services capital expenditures for 2013, net of proceeds from sales of railcar equipment, are expected to be approximately $42.0 million. We regularly sell assets from our lease fleet. Proceeds from sales of equipment were $10.1 million for the three months ended November 30, 2012 and $5.7 million in the comparable prior period.

Approximately $8.3 million and $3.1 million of capital expenditures for the three months ended November 30, 2012 and the comparable prior period were attributable to Manufacturing operations. Capital expenditures for Manufacturing operations are expected to be approximately $28.0 million in 2013 and primarily relate to enhancements to existing manufacturing facilities and the addition of new production lines.

Wheel Services, Refurbishment & Parts capital expenditures for the three months ended November 30, 2012 and the comparable prior period were $1.7 million and $2.7 million. Capital expenditures are expected to be approximately $15.0 million in 2013 for maintenance and improvement of existing facilities and some growth.

Cash provided by financing activities was $28.4 million for the three months ended November 30, 2012 compared to cash used in financing activities of $5.9 million for the three months ended November 30, 2011. During the three months ended November 30, 2012, $27.0 million was received in net activity of debt. During the three months ended November 30, 2011, $5.9 million was utilized in net activity of debt.

THE GREENBRIER COMPANIES, INC.

Senior secured credit facilities, consisting of three components, aggregated to $356.1 million as of November 30, 2012.

Available borrowings under our credit facilities are generally limited by defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios. We had an aggregate of $260.7 million available to draw down under the committed credit facilities as of November 30, 2012. This amount consisted of $242.6 million available on the North American credit facility and $18.1 million on the European credit facilities as of November 30, 2012.

As of November 30, 2012 a $290.0 million revolving line of credit secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, maturing June 2016, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 2.5% and Prime plus 1.5% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of November 30, 2012, lines of credit totaling $20.9 million secured by certain of our European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.3% to WIBOR plus 1.7%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from May 2013 through December 2013.

As of November 30, 2012 our Mexican joint venture had two lines of credit totaling $45.2 million. The first line of credit provides up to $20.0 million (of which $15.2 million was available as of November 30, 2012) and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture will be able to draw against this facility through December 2013. The second line of credit provides up to $30.0 million and is fully guaranteed by each of the joint venture partners, including our Company. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through February 2015.

As of November 30, 2012, outstanding borrowings under the senior secured credit facilities consisted of $5.6 million in letters of credit and $41.8 million in revolving notes outstanding under the North American credit facility, $2.8 million outstanding under the European credit facilities and $45.2 million outstanding under the Mexican joint venture credit facilities.

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

As of November 30, 2012, the Mexican joint venture had $45.7 million of third party debt, of which we have guaranteed approximately $37.8 million. In addition, we, along with our joint venture partner, have committed to contributing $10.0 million to fund the capital expenditures to expand production capacity, of which we will contribute 50%. These amounts will be contributed at various intervals from May 31, 2012 to October 31, 2013. As of November 30, 2012, we and our joint venture partner have each contributed $2.5 million.

In accordance with customary business practices in Europe, we have $1.9 million in bank and third party warranty and performance guarantee facilities as of November 30, 2012. To date no amounts have been drawn under these guarantee facilities.

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

Foreign Currency Exchange Risk

We have operations in Mexico and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At November 30, 2012, $78.4 million of forecast sales in Europe were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At November 30, 2012, net assets of foreign subsidiaries aggregated $44.2 million and a 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in equity of $4.4 million, or 1.0% of Total equity Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $42.6 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At November 30, 2012, 66% of our outstanding debt had fixed rates and 34% had variable rates. At November 30, 2012, a uniform 10% increase in interest rates would result in approximately $0.5 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE GREENBRIER COMPANIES, INC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 12 to Consolidated Financial Statements, Part I of this quarterly report.

Item 1A.	Risk Factors

This Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended August 31, 2012. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended August 31, 2012.

Item 6.	Exhibits

(a)	List of Exhibits:

10.1	Updated Rabbi Trust Agreements, dated October 1, 2012, related to The Greenbrier Companies, Inc. Nonqualified Deferred Compensation Plan.

10.2	Updated Rabbi Trust Agreements, dated October 1, 2012, related to the Greenbrier Companies, Inc. Nonqualified Deferred Compensation Plan for Directors.

10.3	Amended and Restated Employment Agreement between The Greenbrier Companies, Inc. and William A. Furman dated August 28, 2012 (revised to correct scrivener’s error).

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Equity (v) the Consolidated Statements of Cash Flows; (vi) the Notes to Condensed Consolidated Financial Statements.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: January 9, 2013	By:	/s/ Mark J. Rittenbaum
Mark J. Rittenbaum
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: January 9, 2013	By:	/s/ James W. Cruckshank
James W. Cruckshank
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)