Form 10-Q
period 2013-02-28
GREENBRIER COMPANIES INC
filed 2013-04-04
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 28, 2013

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

The number of shares of the registrant’s common stock, without par value, outstanding on March 27, 2013 was 27,221,816 shares.

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

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Consolidated Balance Sheets

(In thousands, unaudited)

	February 28, 2013	August 31, 2012
Assets
Cash and cash equivalents	$55,637	$53,571
Restricted cash	8,899	6,277
Accounts receivable, net	144,933	146,326
Inventories	359,281	316,741
Leased railcars for syndication	36,198	97,798
Equipment on operating leases, net	344,576	362,968
Property, plant and equipment, net	194,887	182,429
Goodwill	134,316	137,066
Intangibles and other assets, net	86,194	81,368

	$1,364,921	$1,384,544

Liabilities and Equity
Revolving notes	$50,058	$60,755
Accounts payable and accrued liabilities	278,221	329,508
Deferred income taxes	99,965	95,363
Deferred revenue	23,178	17,194
Notes payable	427,553	428,079
Commitments and contingencies (Note 14)
Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 27,222 and 27,143 shares outstanding at February 28, 2013 and August 31, 2012	—	—
Additional paid-in capital	255,738	252,256
Retained earnings	210,156	185,890
Accumulated other comprehensive loss	(4,758)	(6,369)

Total equity - Greenbrier	461,136	431,777
Noncontrolling interest	24,810	21,868

Total equity	485,946	453,645

	$1,364,921	$1,384,544

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Income

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Revenue
Manufacturing	$294,047	$320,206	$579,416	$582,863
Wheel Services, Refurbishment & Parts	111,952	119,894	224,051	237,643
Leasing & Services	17,167	18,086	35,073	35,879

	423,166	458,186	838,540	856,385
Cost of revenue
Manufacturing	262,650	290,851	521,142	527,040
Wheel Services, Refurbishment & Parts	103,134	106,554	204,610	212,445
Leasing & Services	9,107	9,295	16,735	18,958

	374,891	406,700	742,487	758,443
Margin	48,275	51,486	96,053	97,942
Selling and administrative expense	24,942	24,979	51,042	48,214
Net gain on disposition of equipment	(3,076)	(2,654)	(4,484)	(6,312)

Earnings from operations	26,409	29,161	49,495	56,040
Other costs
Interest and foreign exchange	6,322	6,630	12,222	12,014

Earnings before income taxes and earnings (loss) from unconsolidated affiliates	20,087	22,531	37,273	44,026
Income tax expense	(5,590)	(5,348)	(10,176)	(13,144)

Earnings before earnings (loss) from unconsolidated affiliates	14,497	17,183	27,097	30,882
Earnings (loss) from unconsolidated affiliates	(105)	72	(145)	(300)

Net earnings	14,392	17,255	26,952	30,582
Net (earnings) loss attributable to noncontrolling interest	(553)	415	(2,686)	1,604

Net earnings attributable to Greenbrier	$13,839	$17,670	$24,266	$32,186

Basic earnings per common share	$0.51	$0.66	$0.89	$1.23
Diluted earnings per common share	$0.45	$0.57	$0.80	$1.04
Weighted average common shares:
Basic	27,210	26,683	27,177	26,073
Diluted	34,044	33,668	34,018	33,528

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net earnings	$14,392	$17,255	$26,952	$30,582
Other comprehensive income
Translation adjustment	(95)	3,310	2,040	(1,533)
Reclassification of derivative financial instruments recognized in net earnings [1]	(279)	2,213	(895)	860
Unrealized gain (loss) on derivative financial instruments [2]	(791)	6,406	508	3,151

	(1,165)	11,929	1,653	2,478

Comprehensive income	13,227	29,184	28,605	33,060
Comprehensive (income) loss attributable to noncontrolling interest	(549)	329	(2,728)	1,665

Comprehensive income attributable to Greenbrier	$12,678	$29,513	$25,877	$34,725

[1]

Net of tax of effect of $0.03 million and $0.2 million for the three months ended February 28, 2013 and February 29, 2012 and $0.01 million and $0.3 million for the six months ended February 28, 2013 and February 29, 2012.

[2]

Net of tax of effect of $0.2 million and $0.3 million for the three months ended February 28, 2013 and February 29, 2012 and $0.1 million and $0.4 million for the six months ended February 28, 2013 and February 29, 2012.

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Equity

(In thousands, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2012	27,143	$252,256	$185,890	$(6,369)	$431,777	$21,868	$453,645
Net earnings	—	—	24,266	—	24,266	2,686	26,952
Other comprehensive income, net	—	—	—	1,611	1,611	42	1,653
Noncontrolling interest adjustments	—	—	—	—	—	(1,735)	(1,735)
Investment by joint venture partner	—	—	—	—	—	1,949	1,949
Restricted stock awards (net of cancellations)	27	310	—	—	310	—	310
Unamortized restricted stock	—	(310)	—	—	(310)	—	(310)
Restricted stock amortization	—	3,301	—	—	3,301	—	3,301
Excess tax benefit from restricted stock awards	—	181	—	—	181	—	181
Warrants exercised	52	—	—	—	—	—	—

Balance February 28, 2013	27,222	$255,738	$210,156	$(4,758)	$461,136	$24,810	$485,946

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2011	25,186	$242,286	$127,182	$(7,895)	$361,573	$14,328	$375,901
Net earnings (loss)	—	—	32,186	—	32,186	(1,604)	30,582
Other comprehensive income, net	—	—	—	2,539	2,539	(61)	2,478
Noncontrolling interest adjustments	—	—	—	—	—	3,151	3,151
Restricted stock awards (net of cancellations)	23	600	—	—	600	—	600
Unamortized restricted stock	—	(600)	—	—	(600)	—	(600)
Restricted stock amortization	—	3,490	—	—	3,490	—	3,490
Warrants exercised	1,483	—	—	—	—	—	—

Balance February 29, 2012	26,692	$245,776	$159,368	$(5,356)	$399,788	$15,814	$415,602

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months Ended
	February 28, 2013	February 29, 2012
Cash flows from operating activities
Net earnings	$26,952	$30,582
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	4,203	5,828
Depreciation and amortization	21,398	20,322
Net gain on disposition of equipment	(4,484)	(6,312)
Accretion of debt discount	1,725	1,599
Stock based compensation expense	2,887	3,490
Other	(1,612)	3,759
Decrease (increase) in assets:
Accounts receivable	3,079	8,898
Inventories	(27,208)	(43,751)
Leased railcars for syndication	56,960	(52,925)
Other	245	(603)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(56,493)	25,854
Deferred revenue	5,936	(4,657)

Net cash provided by (used in) operating activities	33,588	(7,916)

Cash flows from investing activities
Proceeds from sales of assets	22,301	20,058
Capital expenditures	(35,525)	(35,713)
Increase in restricted cash	(2,622)	(136)
Investment in and net advances to unconsolidated affiliates	(386)	70
Other	(3,582)	22

Net cash used in investing activities	(19,814)	(15,699)

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	(16,579)	(18,716)
Proceeds from revolving notes with maturities longer than 90 days	19,968	46,646
Repayments of revolving notes with maturities longer than 90 days	(14,998)	(15,818)
Proceeds from issuance of notes payable	—	2,500
Repayments of notes payable	(2,251)	(4,784)
Investment by joint venture partner	1,949	—
Excess tax benefit from restricted stock awards	181	—

Net cash provided by (used in) financing activities	(11,730)	9,828

Effect of exchange rate changes	22	4,231
Increase (decrease) in cash and cash equivalents	2,066	(9,556)
Cash and cash equivalents
Beginning of period	53,571	50,222

End of period	$55,637	$40,666

Cash paid during the period for
Interest	$7,867	$8,170
Income taxes, net	$8,288	$(2,483)
Non-cash activity
Transfer of Leased railcars for syndication to Equipment on operating leases	$4,640	$—
Transfer of Equipment on operating leases to Inventories	$17,762	$—

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of February 28, 2013, for the three and six months ended February 28, 2013 and for the three and six months ended February 29, 2012 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results and cash flows for the periods indicated. The results of operations for the three and six months ended February 28, 2013 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2013.

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

Reclassification – In the current quarter, the Company reported manufacturing revenue and an operating cash inflow of approximately $40.0 million attributable to a sale of railcars to a single customer. Approximately $17.8 million of the railcars sold were originally produced for our lease fleet and recorded in Equipment on operating leases. This amount had been reported in the Consolidated Statement of Cash Flows as capital expenditures in the amount of $13.5 million for the year ended August 31, 2012 and $4.3 million for the quarter ended November 30, 2012. These railcars originally produced for the lease fleet were never placed on a long term lease, accordingly the railcars have been reflected as a non-cash transfer in the current period from equipment on operating lease to inventory within the accompanying cash flow statement.

Initial Adoption of Accounting Policies – In the first quarter of 2013, the Company adopted an accounting standard update that increased the prominence of items reported in other comprehensive income. The standard eliminated the option of presenting other comprehensive income as part of the statement of equity and instead requires the Company to present other comprehensive income as either a single statement of comprehensive income combined with net income or as two separate but continuous statements. The adoption of this accounting standard update did impact the presentation of other comprehensive income, as the Company has elected to present two separate but consecutive statements, but did not have an impact on the Company’s financial position, results of operations or cash flows.

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

THE GREENBRIER COMPANIES, INC.

In February 2013, an accounting standard update was issued which amended prior reporting requirements with respect to comprehensive income by requiring additional disclosures about the amounts reclassified out of accumulated other comprehensive loss by component. This update will be effective for the Company as of March 1, 2013. As this accounting standard update impacts disclosure only, the adoption of this update is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

Note 2 – Assets Held For Sale

On February 28, 2013, the Company announced that it had entered into an asset purchase agreement for the sale of substantially all the equipment utilized in Greenbrier’s reconditioned wheelset roller bearing operations in Elizabethtown, Kentucky. These operations are included as part of the Company’s Wheel Services, Refurbishment & Parts segment. Concurrent with the sale, Greenbrier will enter into a long-term supply agreement with the purchaser for reconditioned and new bearings. The Company expects to close this transaction before May 31, 2013.

The Company determined that the assets attributed to the roller bearing operations in Elizabethtown, Kentucky meet the criteria to be classified as assets held for sale as of February 28, 2013. A total of $7.4 million in assets are included as assets held for sale as of February 28, 2013 in Intangibles and other assets, net in the Consolidated Balance Sheet.

In accordance with ASC 360, the assets held for sale, including the portion of goodwill associated with the assets, were measured and adjusted to the lower of the carrying amount or fair value less costs to sell. As a result, the Company recorded a loss of $1.3 million in Net gain on disposition of equipment in the Consolidated Statements of Income for the three and six months ended February 28, 2013.

Note 3 – Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead. The following table summarizes the Company’s inventory balance:

(In thousands)	February 28, 2013	August 31, 2012
Manufacturing supplies and raw materials	$225,574	$228,092
Work-in-process	73,147	71,210
Finished goods	65,841	22,571
Excess and obsolete adjustment	(5,281)	(5,132)

	$359,281	$316,741

THE GREENBRIER COMPANIES, INC.

Note 4 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	February 28, 2013	August 31, 2012
Intangible assets subject to amortization:
Customer relationships	$66,288	$66,825
Accumulated amortization	(25,102)	(22,995)
Other intangibles	4,997	4,906
Accumulated amortization	(4,033)	(3,779)

	42,150	44,957
Intangible assets not subject to amortization	912	912
Prepaid and other assets	10,559	10,337
Debt issuance costs, net	8,930	10,194
Investment in unconsolidated affiliates	8,410	8,301
Nonqualified savings plan investments	7,865	6,667
Assets held for sale	7,368	—

Total intangible and other assets	$86,194	$81,368

Amortization expense for the three and six months ended February 28, 2013 was $1.1 million and $2.3 million and for the three and six months ended February 29, 2012 was $1.1 million and $2.3 million. Amortization expense for the years ending August 31, 2013, 2014, 2015, 2016 and 2017 is expected to be $4.2 million, $4.0 million, $4.0 million, $4.0 million and $3.8 million.

Note 5 – Goodwill

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

As disclosed in Note 2 – Assets held for sale, a loss of $1.3 million was recognized attributed to the anticipated sale of substantially all the equipment utilized in the Company’s roller bearing operations in Elizabethtown, Kentucky. The loss includes a reduction of $2.8 million of goodwill for the three and six months ended February 28, 2013 which represents the portion of goodwill associated with the assets classified as assets held for sale. This loss was included in Net gain on disposition of equipment in the Consolidated Statements of Income for the three and six months ended February 28, 2013. The goodwill balance was $134.3 million as of February 28, 2013 and $137.1 million as of August 31, 2012 and relates to the Wheel Services, Refurbishment & Parts segment.

THE GREENBRIER COMPANIES, INC.

Note 6 – Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $361.0 million as of February 28, 2013.

As of February 28, 2013, a $290.0 million revolving line of credit secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans and maturing June 2016, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 2.5% and Prime plus 1.5% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of February 28, 2013, lines of credit totaling $21.0 million secured by certain of the Company’s European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.3% to WIBOR plus 1.5%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from June 2013 through March 2015.

As of February 28, 2013, the Company’s Mexican joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $20.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture will be able to draw against this facility through December 2013. The second line of credit provides up to $30.0 million and is fully guaranteed by each of the joint venture partners, including the Company. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through February 2015.

As of February 28, 2013, outstanding borrowings under the senior secured credit facilities consisted of $5.6 million in letters of credit under the North American credit facility, $0.1 million outstanding under the European credit facilities and $50.0 million outstanding under the Mexican joint venture credit facilities.

Note 7 – Accounts Payable and Accrued Liabilities

(In thousands)	February 28, 2013	August 31, 2012
Trade payables and other accrued liabilities	$213,436	$258,316
Accrued payroll and related liabilities	35,905	37,915
Accrued maintenance	10,920	11,475
Accrued warranty	10,289	9,221
Income taxes payable	5,643	9,625
Other	2,028	2,956

	$278,221	$329,508

THE GREENBRIER COMPANIES, INC.

Note 8 – Warranty Accruals

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

Warranty accrual activity:

	Three Months Ended		Six Months Ended
(In thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Balance at beginning of period	$10,102	$8,943	$9,221	$8,644
Charged to cost of revenue, net	1,028	488	2,612	1,395
Payments	(835)	(260)	(1,636)	(668)
Currency translation effect	(6)	126	92	(74)

Balance at end of period	$10,289	$9,297	$10,289	$9,297

Note 9 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Loss on Derivative Financial Instruments	Pension Adjustment	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, August 31, 2012	$(93)	$(325)	$(5,951)	$(6,369)
Year to date activity	(386)	—	1,997	1,611

Balance, February 28, 2013	$(479)	$(325)	$(3,954)	$(4,758)

THE GREENBRIER COMPANIES, INC.

Note 10 – Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended		Six Months Ended
(In thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Weighted average basic common shares outstanding (1)	27,210	26,683	27,177	26,073
Dilutive effect of warrants	789	940	796	1,410
Dilutive effect of convertible notes (2)	6,045	6,045	6,045	6,045

Weighted average diluted common shares outstanding	34,044	33,668	34,018	33,528

(1)	Restricted stock grants are treated as outstanding when issued and are included in weighted average basic common shares outstanding when the Company is in a net earnings position.
(2)	The dilutive effect of the 2018 Convertible notes are included as they were considered dilutive under the “if converted” method as further discussed below. The dilutive effect of the 2026 Convertible notes was excluded from the share calculations as the stock price for each period presented was less than the initial conversion price of $48.05 and therefore considered anti-dilutive.

Dilutive EPS for the three and six months ended February 28, 2013 was calculated using the more dilutive of two approaches. The first approach includes the dilutive effect of outstanding warrants and shares underlying the 2026 Convertible notes in the share count using the treasury stock method. The second approach supplements the first by including the “if converted” effect of the 2018 Convertible notes issued in March 2011. Under the “if converted method” debt issuance and interest costs, both net of tax, associated with the convertible notes are added back to net earnings and the share count is increased by the shares underlying the convertible notes. The 2026 Convertible notes would only be included in the calculation of both approaches if the current stock price is greater than the initial conversion price of $48.05 using the treasury stock method.

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net earnings attributable to Greenbrier	$13,839	$17,670	$24,266	$32,186
Add back:
Interest and debt issuance costs on the 2018 Convertible notes, net of tax	1,416	1,376	2,846	2,766

Earnings before interest and debt issuance costs on convertible notes	$15,255	$19,046	$27,112	$34,952

Weighted average diluted common shares outstanding	34,044	33,668	34,018	33,528
Diluted earnings per share (1)	$0.45	$0.57	$0.80	$1.04

(1)	Diluted earnings per share was calculated as follows:

Earnings before interest and debt issuance costs (net of tax) on convertible notes

Weighted average diluted common shares outstanding

THE GREENBRIER COMPANIES, INC.

Note 11 – Stock Based Compensation

The value, at the date of grant, of restricted stock awards is amortized as compensation expense over the lesser of the vesting period or to the recipient’s eligible retirement date.

For the three and six months ended February 28, 2013, $1.0 million and $2.9 million in compensation expense was recorded for restricted stock grants. For the three and six months ended February 29, 2012, $1.7 million and $3.5 million in compensation expense was recorded for restricted stock grants. Compensation expense related to restricted stock grants is recorded in Selling and administrative expense on the Consolidated Statements of Income.

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

At February 28, 2013 exchange rates, forward exchange contracts for the purchase of Polish Zloty and the sale of Euro aggregated to $79.7 million. Adjusting the foreign currency exchange contracts to the fair value of the cash flow hedges at February 28, 2013 resulted in an unrealized pre-tax gain of $1.0 million that was recorded in accumulated other comprehensive loss. The fair value of the contracts is included in Accounts payable and accrued liabilities when there is a loss, or Accounts receivable, net when there is a gain, on the Consolidated Balance Sheets. As the contracts mature at various dates through January 2014, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions when they occur. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations in Interest and foreign exchange.

At February 28, 2013, an interest rate swap agreement had a notional amount of $42.2 million and matures March 2014. The fair value of this cash flow hedge at February 28, 2013 resulted in an unrealized pre-tax loss of $2.1 million. The loss is included in Accumulated other comprehensive loss and the fair value of the contract is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from accumulated other comprehensive loss and charged or credited to interest expense. At February 28, 2013 interest rates, approximately $1.6 million would be reclassified to interest expense in the next 12 months.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
	Balance sheet	February 28, 2013	August 31, 2012	Balance sheet	February 28, 2013	August 31, 2012
(In thousands)	location	Fair Value	Fair Value	location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$2,360	$2,703	Accounts payable and accrued liabilities	$294	$182
Interest rate swap contracts	Other assets	—	—	Accounts payable and accrued liabilities	2,055	2,861

		$2,360	$2,703		$2,349	$3,043

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$262	$141	Accounts payable and accrued liabilities	$—	$102

THE GREENBRIER COMPANIES, INC.

The Effect of Derivative Instruments on the Statement of Operations

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivative	Gain recognized in income on derivative six months ended
		February 28, 2013	February 29, 2012
Foreign forward exchange contracts	Interest and foreign exchange	$148	$163

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) six months ended		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income (effective portion) six months ended		Location of gain in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain recognized on derivative (ineffective portion and amount excluded from effectiveness testing) six months ended
	2/28/13	2/29/12		2/28/13	2/29/12		2/28/13	2/29/12
Foreign forward exchange contracts	$534	$113	Revenue	$1,735	$(3,547)	Interest and foreign exchange	$1,481	$—
Interest rate swap contracts	(21)	(1,711)	Interest and foreign exchange	(828)	(852)	Interest and foreign exchange	—	—

	$513	$(1,598)		$907	$(4,399)		$1,481	$—

THE GREENBRIER COMPANIES, INC.

Note 13 – Segment Information

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

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
(In thousands)
Revenue:
Manufacturing	$275,154	$328,675	$545,448	$633,514
Wheel Services, Refurbishment & Parts	115,650	123,699	233,136	246,318
Leasing & Services	19,622	25,753	41,920	46,337
Intersegment eliminations	12,740	(19,941)	18,036	(69,784)

	$423,166	$458,186	$838,540	$856,385

Margin:
Manufacturing	$31,397	$29,355	$58,274	$55,823
Wheel Services, Refurbishment & Parts	8,818	13,340	19,441	25,198
Leasing & Services	8,060	8,791	18,338	16,921

Segment margin total	48,275	51,486	96,053	97,942
Less unallocated expenses:
Selling and administrative expense	24,942	24,979	51,042	48,214
Net gain on disposition of equipment	(3,076)	(2,654)	(4,484)	(6,312)
Interest and foreign exchange	6,322	6,630	12,222	12,014

Earnings before income taxes and earnings (loss) from unconsolidated affiliates	$20,087	$22,531	$37,273	$44,026

THE GREENBRIER COMPANIES, INC.

Note 14 – Commitments and Contingencies

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

The U.S. Environmental Protection Agency (EPA) has classified portions of the river bed of the Portland Harbor, including the portion fronting the Company’s manufacturing facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the “Portland Harbor Site”). The Company and more than 140 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company (the “Lower Willamette Group” or “LWG”), have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (“RI/FS”) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The EPA-mandated RI/FS is being conducted by the LWG and has cost over $100 million over a 13-year period. The Company has agreed to initially bear a percentage of the total costs incurred by the LWG in connection with the investigation. The Company’s aggregate expenditure has not been material over the 13-year period. Some or all of any such outlay may be recoverable from other responsible parties. The investigation is expected to continue for at least one more year and additional costs are expected to be incurred. The Company cannot estimate the amount of such investigation costs at this time.

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

In accordance with customary business practices in Europe, the Company has $1.8 million in bank and third party warranty and performance guarantee facilities as of February 28, 2013. To date no amounts have been drawn under these guarantee facilities.

At February 28, 2013, the Mexican joint venture had $50.4 million of third party debt outstanding, for which the Company has guaranteed approximately $40.2 million. In addition, the Company, along with its joint venture partner, has committed to contributing $10.0 million to fund the capital expenditures for a fourth manufacturing line, of which the Company will contribute 50%. These amounts will be contributed at various intervals from May 31, 2012 to October 31, 2013. As of February 28, 2013, the Company and the joint venture partner have each contributed $3.3 million.

As of February 28, 2013 the Company has outstanding letters of credit aggregating $5.6 million associated with facility leases and workers compensation insurance.

THE GREENBRIER COMPANIES, INC.

Note 15 – Fair Value Measures

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

Level 1 -	observable inputs such as unadjusted quoted prices in active markets for identical instruments;
Level 2 -	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and
Level 3 -	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of February 28, 2013 are:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$2,622	$—	$2,622	$—
Nonqualified savings plan investments	7,865	7,865	—	—
Cash equivalents	1,003	1,003	—	—

	$11,490	$8,868	$2,622	$—

Liabilities:
Derivative financial instruments	$2,349	$—	$2,349	$—

(1)	Level 2 assets and liabilities include derivative financial instruments which are valued based on significant observable inputs. See note 12 Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2012 are:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$2,844	$—	$2,844	$—
Nonqualified savings plan investments	6,667	6,667	—	—
Cash equivalents	1,002	1,002	—	—

	$10,513	$7,669	$2,844	$—

Liabilities:
Derivative financial instruments	$3,145	$—	$3,145	$—

THE GREENBRIER COMPANIES, INC.

Note 16 – Variable Interest Entities

In March 2012, the Company formed a special purpose entity that purchased a 1% interest in three trusts (the “Trusts”) which are 99% owned by a third party. As of February 28, 2013, the Company has sold 1,163 railcars to the Trusts for an aggregate value of $99.6 million. 743 railcars were sold in May 2012 with an aggregate value of $61.1 million, 200 railcars were sold in November 2012 with an aggregate value of $15.9 million and 220 railcars were sold in February 2013 with an aggregate value of $22.6 million.

Gains and losses are allocated between the Company and the third party equal to their respective ownership interest in the Trusts, with the exception that the Company may be entitled to receive a small portion of excess rent if the actual performance of the Trusts exceeds a target rate of return.

The Company contributed $6.9 million of cash collateral into restricted cash accounts to support the railcar portfolio meeting a target minimum rate of return. If the actual return is less than the target return, the third party may withdraw amounts in the restricted cash accounts at certain intervals based on predetermined criteria. This obligation expires in March 2033. This $6.9 million, which is held in restricted cash, was recorded as a reduction in revenue on the sale of 1,020 new railcars and a reduction in gain on sale on the sale of the 143 used railcars with a credit to deferred revenue.

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

As of February 28, 2013, the carrying amount of the Company’s investment in the Trust is $1.0 million which is recorded in Intangibles and Other Assets, net on the Consolidated Balance Sheets.

THE GREENBRIER COMPANIES, INC.

Note 17 – Guarantor/Non Guarantor

The convertible senior notes due 2026 (the Notes) issued on May 22, 2006 are fully and unconditionally and jointly and severally guaranteed by substantially all of Greenbrier’s material 100% owned U.S. subsidiaries: Autostack Company LLC, Greenbrier-Concarril, LLC, Greenbrier Leasing Company LLC, Greenbrier Leasing Limited Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing, L.P., Greenbrier Railcar LLC, Gunderson LLC, Gunderson Marine LLC, Gunderson Rail Services LLC, Meridian Rail Holding Corp., Meridian Rail Acquisition Corp., Meridian Rail Mexico City Corp., Brandon Railroad LLC, Gunderson Specialty Products, LLC and Greenbrier Railcar Leasing, Inc. No other subsidiaries guarantee the Notes including Greenbrier Union Holdings I LLC, Greenbrier Leasing Limited, Greenbrier Europe B.V., Greenbrier Germany GmbH, WagonySwidnica S.A., Zaklad Naprawczy Taboru Kolejowego Olawa sp. z o.o., Zaklad Transportu Kolejowego SIARKOPOL Sp. z o.o., Gunderson-Concarril, S.A. de C.V., Greenbrier Rail Services Canada, Inc., Mexico Meridianrail Services, S.A. de C.V., Greenbrier Railcar Services – Tierra Blanca S.A. de C.V., YSD Doors, S.A. de C.V., Greenbrier-Gimsa, LLC and Gunderson-Gimsa S.A. de C.V.

The following represents the supplemental consolidating condensed financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of February 28, 2013 and August 31, 2012, for the three and six months ended February 28, 2013 and for the three and six months ended February 29, 2012. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Balance Sheet

February 28, 2013

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$45,734	$120	$9,783	$—	$55,637
Restricted cash	—	2,000	6,899	—	8,899
Accounts receivable, net	(38,451)	157,705	25,677	2	144,933
Inventories	—	182,310	177,439	(468)	359,281
Leased railcars for syndication	—	36,593	—	(395)	36,198
Equipment on operating leases, net	—	344,149	3,239	(2,812)	344,576
Property, plant and equipment, net	2,844	103,849	88,194	—	194,887
Goodwill	—	134,316	—	—	134,316
Intangibles and other assets, net	734,940	115,443	4,115	(768,304)	86,194

	$745,067	$1,076,485	$315,346	$(771,977)	$1,364,921

Liabilities and Equity
Revolving notes	$—	$—	$50,058	$—	$50,058
Accounts payable and accrued liabilities	(26,771)	181,077	123,914	1	278,221
Deferred income taxes	13,475	95,587	(7,548)	(1,549)	99,965
Deferred revenue	233	22,409	514	22	23,178
Notes payable	296,994	128,904	1,655	—	427,553
Total equity - Greenbrier	461,136	648,508	122,439	(770,947)	461,136
Noncontrolling interest	—	—	24,314	496	24,810

Total equity	461,136	648,508	146,753	(770,451)	485,946

	$745,067	$1,076,485	$315,346	$(771,977)	$1,364,921

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the three months ended February 28, 2013

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$196,291	$209,691	$(111,935)	$294,047
Wheels Services, Refurbishment & Parts	—	114,506	—	(2,554)	111,952
Leasing & Services	386	16,789	1	(9)	17,167

	386	327,586	209,692	(114,498)	423,166
Cost of revenue
Manufacturing	—	177,488	197,364	(112,202)	262,650
Wheel Services, Refurbishment & Parts	—	105,848	—	(2,714)	103,134
Leasing & Services	—	9,137	—	(30)	9,107

	—	292,473	197,364	(114,946)	374,891
Margin	386	35,113	12,328	448	48,275
Selling and administrative expense	10,325	7,407	7,210	—	24,942
Net gain on disposition of equipment	—	(2,523)	(553)	—	(3,076)

Earnings (loss) from operations	(9,939)	30,229	5,671	448	26,409
Other costs
Interest and foreign exchange	4,467	967	973	(85)	6,322

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(14,406)	29,262	4,698	533	20,087
Income tax (expense) benefit	6,916	(11,289)	(973)	(244)	(5,590)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(7,490)	17,973	3,725	289	14,497
Earnings (loss) from unconsolidated affiliates	21,329	402	7	(21,843)	(105)

Net earnings (loss)	13,839	18,375	3,732	(21,554)	14,392
Net (earnings) loss attributable to noncontrolling interest	—	—	(652)	99	(553)

Net earnings (loss) attributable to Greenbrier	$13,839	$18,375	$3,080	$(21,455)	$13,839

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the six months ended February 28, 2013

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$329,802	$439,199	$(189,585)	$579,416
Wheels Services, Refurbishment & Parts	—	230,730	—	(6,679)	224,051
Leasing & Services	477	34,612	1	(17)	35,073

	477	595,144	439,200	(196,281)	838,540
Cost of revenue
Manufacturing	—	301,873	412,534	(193,265)	521,142
Wheel Services, Refurbishment & Parts	—	211,507	—	(6,897)	204,610
Leasing & Services	—	16,787	—	(52)	16,735

	—	530,167	412,534	(200,214)	742,487
Margin	477	64,977	26,666	3,933	96,053
Selling and administrative expense	20,111	15,538	15,393	—	51,042
Net gain on disposition of equipment	—	(3,567)	(553)	(364)	(4,484)

Earnings (loss) from operations	(19,634)	53,006	11,826	4,297	49,495
Other costs
Interest and foreign exchange	8,083	1,869	2,471	(201)	12,222

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(27,717)	51,137	9,355	4,498	37,273
Income tax (expense) benefit	12,685	(19,370)	(2,396)	(1,095)	(10,176)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(15,032)	31,767	6,959	3,403	27,097
Earnings (loss) from unconsolidated affiliates	39,298	438	16	(39,897)	(145)

Net earnings (loss)	24,266	32,205	6,975	(36,494)	26,952
Net (earnings) loss attributable to noncontrolling interest	—	—	(1,187)	(1,499)	(2,686)

Net earnings (loss) attributable to Greenbrier	$24,266	$32,205	$5,788	$(37,993)	$24,266

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the six months ended February 28, 2013

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$24,266	$32,205	$6,975	$(36,494)	$26,952
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	4,377	(1,006)	(263)	1,095	4,203
Depreciation and amortization	1,142	15,645	4,663	(52)	21,398
Net gain on disposition of equipment	—	(3,568)	(552)	(364)	(4,484)
Accretion of debt discount	1,725	—	—	—	1,725
Stock based compensation	2,887	—	—	—	2,887
Other	—	98	25	(1,735)	(1,612)
Decrease (increase) in assets:
Accounts receivable	(109)	(19,367)	22,949	(394)	3,079
Inventories	—	(30,530)	3,159	163	(27,208)
Leased railcars for syndication	—	59,357	—	(2,397)	56,960
Other	(765)	976	25,039	(25,005)	245
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	5,457	(28,111)	(33,840)	1	(56,493)
Deferred revenue	(78)	6,439	(435)	10	5,936

Net cash provided by (used in) operating activities	38,902	32,138	27,720	(65,172)	33,588

Cash flows from investing activities:
Proceeds from sales of assets	—	22,301	—	—	22,301
Investment in and net advances to unconsolidated affiliates	(44,302)	(20,599)	(386)	64,901	(386)
Intercompany advances	(3)	—	—	3	—
Decrease (increase) in restricted cash	—	47	(2,669)	—	(2,622)
Capital expenditures	(265)	(17,315)	(18,216)	271	(35,525)
Other	—	—	(3,582)	—	(3,582)

Net cash provided by (used in) investing activities	(44,570)	(15,566)	(24,853)	65,175	(19,814)

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	—	—	(16,579)	—	(16,579)
Proceeds from revolving notes with maturities longer than 90 days	—	—	19,968	—	19,968
Repayment of revolving notes with maturities longer than 90 days	—	—	(14,998)	—	(14,998)
Intercompany advances	16,898	(15,421)	(1,474)	(3)	—
Repayments of notes payable	—	(2,049)	(202)	—	(2,251)
Investment by joint venture partner	—	—	1,949	—	1,949
Excess tax benefit from restricted stock	181	—	—	—	181

Net cash provided by (used in) financing activities	17,079	(17,470)	(11,336)	(3)	(11,730)

Effect of exchange rate changes	—	724	(702)	—	22
Increase (decrease) in cash and cash equivalents	11,411	(174)	(9,171)	—	2,066
Cash and cash equivalents
Beginning of period	34,323	294	18,954	—	53,571

End of period	$45,734	$120	$9,783	$—	$55,637

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Balance Sheet

August 31, 2012

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$34,323	$294	$18,954	$—	$53,571
Restricted cash	—	2,047	4,230	—	6,277
Accounts receivable, net	(21,666)	122,917	45,467	(392)	146,326
Inventories	—	138,236	178,810	(305)	316,741
Leased railcars for syndication	—	100,590	—	(2,792)	97,798
Equipment on operating leases, net	—	365,925	—	(2,957)	362,968
Property, plant and equipment, net	3,721	106,219	72,489	—	182,429
Goodwill	—	137,066	—	—	137,066
Intangibles and other assets, net	688,261	91,278	3,620	(701,791)	81,368

	$704,639	$1,064,572	$323,570	$(708,237)	$1,384,544

Liabilities and Equity
Revolving notes	$—	$—	$60,755	$—	$60,755
Accounts payable and accrued liabilities	(31,814)	205,477	155,844	1	329,508
Deferred income taxes	9,097	96,593	(7,684)	(2,643)	95,363
Deferred revenue	310	15,970	901	13	17,194
Notes payable	295,269	130,953	1,857	—	428,079
Total equity - Greenbrier	431,777	615,579	90,761	(706,340)	431,777
Noncontrolling interest	—	—	21,136	732	21,868

Total equity	431,777	615,579	111,897	(705,608)	453,645

	$704,639	$1,064,572	$323,570	$(708,237)	$1,384,544

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the three months ended February 29, 2012

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$210,033	$256,904	$(146,731)	$320,206
Wheels Services, Refurbishment & Parts	—	122,280	—	(2,386)	119,894
Leasing & Services	478	17,753	—	(145)	18,086

	478	350,066	256,904	(149,262)	458,186
Cost of revenue
Manufacturing	—	188,160	245,807	(143,116)	290,851
Wheel Services, Refurbishment & Parts	—	108,816	—	(2,262)	106,554
Leasing & Services	—	9,312	—	(17)	9,295

	—	306,288	245,807	(145,395)	406,700
Margin	478	43,778	11,097	(3,867)	51,486
Selling and administrative expense	11,426	6,535	7,018	—	24,979
Net gain on disposition of equipment	—	(2,654)	—	—	(2,654)

Earnings (loss) from operations	(10,948)	39,897	4,079	(3,867)	29,161
Other costs
Interest and foreign exchange	4,658	1,052	1,209	(289)	6,630

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(15,606)	38,845	2,870	(3,578)	22,531
Income tax (expense) benefit	5,618	(14,706)	3,136	604	(5,348)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(9,988)	24,139	6,006	(2,974)	17,183
Earnings (loss) from unconsolidated affiliates	27,519	(425)	—	(27,022)	72

Net earnings (loss)	17,531	23,714	6,006	(29,996)	17,255
Net (earnings) loss attributable to noncontrolling interest	139	—	(1,459)	1,735	415

Net earnings (loss) attributable to Greenbrier	$17,670	$23,714	$4,547	$(28,261)	$17,670

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the six months ended February 29, 2012

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$405,342	$469,347	$(291,826)	$582,863
Wheels Services, Refurbishment & Parts	—	244,038	—	(6,395)	237,643
Leasing & Services	747	35,497	—	(365)	35,879

	747	684,877	469,347	(298,586)	856,385
Cost of revenue
Manufacturing	—	361,811	450,554	(285,325)	527,040
Wheel Services, Refurbishment & Parts	—	218,866	—	(6,421)	212,445
Leasing & Services	—	18,993	—	(35)	18,958

	—	599,670	450,554	(291,781)	758,443
Margin	747	85,207	18,793	(6,805)	97,942
Selling and administrative expense	21,325	13,494	13,395	—	48,214
Net gain on disposition of equipment	—	(6,311)	—	(1)	(6,312)

Earnings (loss) from operations	(20,578)	78,024	5,398	(6,804)	56,040
Other costs
Interest and foreign exchange	9,570	1,781	1,219	(556)	12,014

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(30,148)	76,243	4,179	(6,248)	44,026
Income tax (expense) benefit	12,243	(29,723)	3,230	1,106	(13,144)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(17,905)	46,520	7,409	(5,142)	30,882
Earnings (loss) from unconsolidated affiliates	49,952	(1,410)	—	(48,842)	(300)

Net earnings (loss)	32,047	45,110	7,409	(53,984)	30,582
Net (earnings) loss attributable to noncontrolling interest	139	—	(1,690)	3,155	1,604

Net earnings (loss) attributable to Greenbrier	$32,186	$45,110	$5,719	$(50,829)	$32,186

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the six months ended February 29, 2012

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$32,047	$45,110	$7,409	$(53,984)	$30,582
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	14,900	(3,844)	(4,122)	(1,106)	5,828
Depreciation and amortization	1,370	14,989	3,997	(34)	20,322
Net gain on disposition of equipment	—	(6,311)	—	(1)	(6,312)
Accretion of debt discount	1,599	—	—	—	1,599
Stock based compensation expense	3,490	—	—	—	3,490
Other	—	600	5	3,154	3,759
Decrease (increase) in assets
Accounts receivable	13,721	(17,527)	12,682	22	8,898
Inventories	—	3,366	(47,091)	(26)	(43,751)
Leased railcars for syndication	—	(56,080)	—	3,155	(52,925)
Other	1,234	(363)	(1,474)	—	(603)
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	(34,338)	57,105	3,109	(22)	25,854
Deferred revenue	(77)	(4,835)	255	—	(4,657)

Net cash provided by (used in) operating activities	33,946	32,210	(25,230)	(48,842)	(7,916)

Cash flows from investing activities:
Proceeds from sales of assets	—	20,058	—	—	20,058
Investment in and net advances to unconsolidated affiliates	(49,952)	1,180	—	48,842	70
Intercompany advances	68	—	—	(68)	—
Change in restricted cash	—	(136)	—	—	(136)
Capital expenditures	(510)	(25,902)	(9,301)	—	(35,713)
Other	—	22	—	—	22

Net cash provided by (used in) investing activities	(50,394)	(4,778)	(9,301)	48,774	(15,699)

Cash flows from financing activities:
Net change in revolving notes with maturities of 90 days or less	(15,000)	—	(3,716)	—	(18,716)
Proceeds from revolving notes with maturities longer than 90 days	—	—	46,646	—	46,646
Repayments of revolving notes with maturities longer than 90 days	—	—	(15,818)		(15,818)
Intercompany advances	24,745	(26,269)	1,456	68	—
Proceeds from notes payable	—	—	2,500	—	2,500
Repayments of notes payable	—	(2,082)	(2,702)	—	(4,784)

Net cash provided by (used in) financing activities	9,745	(28,351)	28,366	68	9,828

Effect of exchange rate changes	—	512	3,719	—	4,231
Decrease in cash and cash equivalents	(6,703)	(407)	(2,446)	—	(9,556)
Cash and cash equivalents
Beginning of period	33,368	529	16,325	—	50,222

End of period	$26,665	$122	$13,879	$—	$40,666

THE GREENBRIER COMPANIES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in three primary business segments: Manufacturing; Wheel Services, Refurbishment & Parts; and Leasing & Services. These three business segments are operationally integrated. The Manufacturing segment, operating from facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. The Wheel Services, Refurbishment & Parts segment performs wheel and axle servicing; railcar repair, refurbishment and maintenance activities; as well as production and reconditioning of a variety of parts for the railroad industry in North America. The Leasing & Services segment owns approximately 9,200 railcars and provides management services for approximately 225,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. We also produce rail castings through an unconsolidated joint venture. Management evaluates segment performance based on margins.

Multi-year supply agreements are a part of rail industry practice. Customer orders may be subject to cancellations or modifications and contain terms and conditions customary in the industry. In most cases, little variation has been experienced between the quantity ordered and the quantity actually delivered.

Our total manufacturing backlog of railcar units as of February 28, 2013 was approximately 11,700 units with an estimated value of $1.30 billion compared to 12,500 units with an estimated value of $1.1 billion as of February 29, 2012. Currently, the entire backlog is for third party sales, therefore no orders in our backlog are for our own lease fleet. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog. Our backlog of railcar units and marine vessels is not necessarily indicative of future results of operations. Subsequent to quarter end we received new railcar orders for 3,700 units valued at approximately $435 million. The new orders referenced are subject to customary documentation and completion of terms.

Marine backlog as of February 28, 2013 was approximately $9 million compared to $2 million as of February 29, 2012. In addition, we are party to a letter of intent for 15 barges valued at $60 million subject to significant permitting and other conditions.

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

We will periodically sell railcars with leases attached to financial investors. In addition we will often perform management or maintenance services at market rates for these railcars. Pursuant to the guidance in ASC 840-20-40, we evaluate the terms of any remarketing agreements and any contractual provisions that represent retained risk and the level of retained risk based on those provisions. We determine whether the level of retained risk exceeds 10% of the individual fair value of the railcars delivered. For any contracts with multiple elements (i.e. railcars, maintenance, management services, etc) we allocate revenue among the deliverables primarily based upon objective and reliable evidence of the fair value of each element in the arrangement. If objective and reliable evidence of fair value of any element is not available, we will use the element’s estimated selling price for purposes of allocating the total arrangement consideration among the elements.

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

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The provisions of Accounting Standards Codification (ASC) 350, Intangibles - Goodwill and Other, require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit with its carrying value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. The second step of the goodwill impairment test is required only when the carrying value of the reporting unit exceeds its fair value as determined in the first step. In the second step we would compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The goodwill balance as of February 28, 2013 of $134.3 million relates to the Wheel Services, Refurbishment & Parts segment.

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

Three Months Ended February 28, 2013 Compared to Three Months Ended February 29, 2012

Overview

Total revenue for the three months ended February 28, 2013 was $423.2 million, a decrease of $35.0 million from revenues of $458.2 million in the prior comparable period. The decrease was primarily the result of lower revenues in the manufacturing segment of our business. Manufacturing segment revenues decreased $26.2 million which was primarily attributed to a lower volume of new railcar deliveries as compared to the prior comparable period.

Net earnings attributable to Greenbrier for the three months ended February 28, 2013 were $13.8 million or $0.45 per diluted common share compared to $17.7 million or $0.57 per diluted common share for the three months ended February 29, 2012. The decrease in net income and earnings per share was primarily attributable to a decrease in margin in our Wheel Services, Refurbishment & Parts and Leasing & Services segments partially offset by an increase in margin in our Manufacturing segment.

	Three Months Ended
(In thousands)	February 28, 2013	February 29, 2012
Revenue:
Manufacturing	$294,047	$320,206
Wheel Services, Refurbishment & Parts	111,952	119,894
Leasing & Services	17,167	18,086

	423,166	458,186
Margin:
Manufacturing	31,397	29,355
Wheel Services, Refurbishment & Parts	8,818	13,340
Leasing & Services	8,060	8,791

	48,275	51,486
Less unallocated items:
Selling and administrative expense	24,942	24,979
Net gain on disposition of equipment	(3,076)	(2,654)
Interest and foreign exchange	6,322	6,630

Earnings before income taxes and earnings (loss) from unconsolidated affiliates	20,087	22,531
Income tax expense	(5,590)	(5,348)

Earnings before earnings (loss) from unconsolidated affiliates	14,497	17,183
Earnings (loss) from unconsolidated affiliates	(105)	72

Net earnings	14,392	17,255
Net (earnings) loss attributable to noncontrolling interest	(553)	415

Net earnings attributable to Greenbrier	$13,839	$17,670

Diluted earnings per common share	$0.45	$0.57

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

Manufacturing revenue for the three months ended February 28, 2013 was $294.0 million compared to $320.2 million in the comparable period of the prior year, a decrease of $26.2 million. Railcar unit deliveries, which are the primary source of manufacturing revenue, were approximately 2,700 units in the current period compared to approximately 3,700 units in the prior comparable period. The decrease in revenue was primarily attributed to a lower volume of deliveries as compared to the prior comparable period partially offset by a higher per unit average selling price as a result of a change in product mix and an increase in marine revenue as compared to the prior comparable period.

Manufacturing margin as a percentage of revenue for the three months ended February 28, 2013 was 10.7% compared to a margin of 9.2% for the three months ended February 29, 2012. The increase in margin as a percentage of revenue was primarily attributed to a favorable change in product mix and pricing environment and a marine barge, which was delivered in the current period, accounted for under the completed contract method.

Wheel Services, Refurbishment & Parts Segment

Wheel Services, Refurbishment & Parts revenue was $112.0 million for the three months ended February 28, 2013 compared to $119.9 million in the comparable period of the prior year. The decrease of $7.9 million was primarily attributed to lower demand for wheel set replacements as compared to the prior year and a decrease in scrap metal pricing. These were partially offset by an increase in demand for refurbishment work.

Wheel Services, Refurbishment & Parts margin as a percentage of revenue was 7.9% for the three months ended February 28, 2013 compared to 11.1% for the three months ended February 29, 2012. The decrease in margin as a percentage of revenue was primarily the result of a reduction in efficiencies from operating at lower wheel volumes, a decrease in scrap metal pricing and increased operating costs associated with certain refurbishment locations. These were partially offset by an increase in margin as a percentage of revenue related to a favorable change in parts product mix.

Leasing & Services Segment

Leasing & Services revenue was $17.2 million for the three months ended February 28, 2013 compared to $18.1 million for the comparable period of the prior year. The decrease of $0.9 million was primarily a result of lower rents earned on lower volumes of leased railcars for syndication and less favorable renewal rates on certain leased railcars.

Leasing & Services margin as a percentage of revenue was 47.0% for the three months ended February 28, 2013 and 48.6% for the three months ended February 29, 2012. The decrease in gross margin as a percentage of revenue was primarily attributed to lower rents earned on lower volumes of leased railcars for syndication, an increase in transportation costs and less favorable renewal rates on certain leased railcars.

The percentage of owned units on lease as of February 28, 2013 was 97.5% compared to 97.3% at February 29, 2012.

THE GREENBRIER COMPANIES, INC.

Selling and Administrative Expense

Selling and administrative expense was $24.9 million or 5.9% of revenue for the three months ended February 28, 2013 compared to $25.0 million or 5.5% of revenue for the prior comparable period, a decrease of $0.1 million. The decrease for the three months ended February 28, 2013 compared to the prior comparable period was primarily attributed to a decrease in employee related costs.

Net gain on Disposition of Equipment

Net gain on disposition of equipment was $3.1 million for the three months ended February 28, 2013, compared to $2.7 million for the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and manage risk and liquidity.

The current year’s gain included $3.8 million in gains realized on the disposition of leased assets, a $0.6 million other gain and a $1.3 million loss related to the anticipated sale of certain assets from our roller bearing operation in Elizabethtown, Kentucky. All of the prior year’s gain of $2.7 million was realized on the disposition of leased assets.

Other Costs

Interest and foreign exchange expense was comprised of the following:

	Three Months Ended
(In thousands)	February 28, 2013	February 29, 2012	Increase (Decrease)
Interest and foreign exchange:
Interest and other expense	$5,165	$5,610	$(445)
Accretion of convertible debt discount	876	812	64
Foreign exchange loss	281	208	73

	$6,322	$6,630	$(308)

The decrease in interest and foreign exchange expense as compared to the prior comparable period was primarily attributed to lower interest expense on lower levels of borrowing.

Income Tax

The tax rate for the three months ended February 28, 2013 was 27.8% as compared to 23.7% in the prior comparable period. The provision for income taxes is based on projected consolidated results of operations and geographical mix of earnings for the entire year which results in an estimated 32.0% annual effective tax rate before the impact of discrete items. Discrete items for the quarter primarily related to certain items associated with our Mexican operations. The tax rate fluctuates from period to period due to a change in the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and the impact of discrete items.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $0.6 million for the three months ended February 28, 2013 compared to a net loss attributable to noncontrolling interest of $0.4 million in the prior comparable period. These amounts primarily represent our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The change from the prior comparable period is primarily a result of higher sales to third parties and lower intercompany activity in the current period.

THE GREENBRIER COMPANIES, INC.

Six Months Ended February 28, 2013 Compared to Six Months Ended February 29, 2012

Overview

Total revenue for the six months ended February 28, 2013 was $838.5 million, a decrease of $17.9 million from revenues of $856.4 million in the prior comparable period. The decrease was primarily the result of a decrease in revenue in our Wheel Services, Refurbishments & Parts segment of our business. Revenue in this segment decreased by $13.6 million primarily attributed to lower demand for wheel set replacements as compared to the prior year partially offset by an increase in demand for refurbishment work.

Net earnings attributable to Greenbrier for the six months ended February 28, 2013 were $24.3 million or $0.80 per diluted common share compared to $32.2 million or $1.04 per diluted common share for the six months ended February 29, 2012. The decrease in net income and earnings per share was primarily attributable to a decrease in margin in our Wheel Services, Refurbishment & Parts segment, higher selling and administrative expense and increased earnings attributable to noncontrolling interest in the current period.

	Six Months Ended
(In thousands)	February 28, 2013	February 29, 2012
Revenue:
Manufacturing	$579,416	$582,863
Wheel Services, Refurbishment & Parts	224,051	237,643
Leasing & Services	35,073	35,879

	838,540	856,385
Margin:
Manufacturing	58,274	55,823
Wheel Services, Refurbishment & Parts	19,441	25,198
Leasing & Services	18,338	16,921

	96,053	97,942
Less unallocated items:
Selling and administrative expense	51,042	48,214
Net gain on disposition of equipment	(4,484)	(6,312)
Interest and foreign exchange	12,222	12,014

Earnings before income taxes and loss from unconsolidated affiliates	37,273	44,026
Income tax expense	(10,176)	(13,144)

Earnings before loss from unconsolidated affiliates	27,097	30,882
Loss from unconsolidated affiliates	(145)	(300)

Net earnings	26,952	30,582
Net (earnings) loss attributable to noncontrolling interest	(2,686)	1,604

Net earnings attributable to Greenbrier	$24,266	$32,186

Diluted earnings per common share	$0.80	$1.04

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

Manufacturing revenue for the six months ended February 28, 2013 was $579.4 million compared to $582.9 million in the comparable period of the prior year, a decrease of $3.5 million. Railcar unit deliveries, which are the primary source of manufacturing revenue, were approximately 5,600 units in the current period compared to approximately 7,000 units in the prior comparable period. The decrease in revenue was primarily attributed to a lower volume of deliveries as compared to the prior comparable period partially offset by a higher per unit average selling price as a result of a change in product mix and an increase in marine revenue as compared to the prior comparable period.

Manufacturing margin as a percentage of revenue for the six months ended February 28, 2013 was 10.1% compared to a margin of 9.6% for the six months ended February 29, 2012. The increase in margin as a percentage of revenue was primarily attributed to a favorable change in product mix and pricing environment and a marine barge, which was delivered in the current year, accounted for under the completed contract method.

Wheel Services, Refurbishment & Parts Segment

Wheel Services, Refurbishment & Parts revenue was $224.1 million for the six months ended February 28, 2013 compared to $237.6 million in the comparable period of the prior year. The decrease of $13.5 million was primarily attributed to lower demand for wheel set replacements as compared to the prior year and a decrease in scrap metal pricing. These were partially offset by an increase in demand for refurbishment work.

Wheel Services, Refurbishment & Parts margin as a percentage of revenue was 8.7% for the six months ended February 28, 2013 compared to 10.6% for the six months ended February 29, 2012. The decrease in margin as a percentage of revenue was primarily the result of inefficiencies from operating at lower wheel volumes and a decrease in scrap metal pricing. These were partially offset by an increase in margin as a percentage of revenue related to a favorable change in parts product mix.

Leasing & Services Segment

Leasing & Services revenue was $35.1 million for the six months ended February 28, 2013 compared to $35.9 million for the comparable period of the prior year. The decrease of $0.8 million was primarily attributed to a decrease in mileage utilization leases and lower rents earned on lower volumes of leased railcars for syndication.

Leasing & Services margin as a percentage of revenue was 52.3% for the six months ended February 28, 2013 and 47.2% for the six months ended February 29, 2012. The increase in margin as a percentage of revenue was primarily the result of a reduction in the maintenance accrual on terminated maintenance management agreements partially offset by lower rents earned on lower volumes of leased railcars for syndication and an increase in transportation costs.

Selling and Administrative Expense

Selling and administrative expense was $51.0 million or 6.1% of revenue for the six months ended February 28, 2013 compared to $48.2 million or 5.6% of revenue for the prior comparable period, an increase of $2.8 million. The increase for the six months ended February 28, 2013 compared to the prior comparable period primarily related to higher professional fees and travel and entertainment expenses due to increased business activity levels.

Net gain on Disposition of Equipment

Net gain on disposition of equipment was $4.5 million for the six months ended February 28, 2013, compared to $6.3 million for the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and manage risk and liquidity.

The current year’s gain primarily included $5.2 million in gains realized on the disposition of leased assets, a $0.6 million other gain and a $1.3 million loss related to the anticipated sale of certain assets from our roller bearing operation in Elizabethtown, Kentucky. All of the prior year’s gain $6.3 million was realized on the disposition of leased assets.

THE GREENBRIER COMPANIES, INC.

Other Costs

Interest and foreign exchange expense was comprised of the following:

	Six Months Ended
(In thousands)	February 28, 2013	February 29, 2012	Increase (Decrease)
Interest and foreign exchange:
Interest and other expense	$9,496	$11,149	$(1,653)
Accretion of convertible debt discount	1,725	1,599	126
Foreign exchange (gain) loss	1,001	(734)	1,735

	$12,222	$12,014	$208

The increase in interest and foreign exchange expense as compared to the prior comparable period was primarily attributed to a foreign exchange gain in the prior year and a foreign exchange loss in the current year. This was partially offset by lower interest expense on lower levels of borrowings and from the reversal of interest accruals associated with uncertain tax positions that expired during the year.

Income Tax

The tax rate for the six months ended February 28, 2013 was 27.3% as compared to 29.9% in the prior comparable period. The provision for income taxes is based on projected consolidated results of operations and geographical mix of earnings for the entire year which results in an estimated 32.0% annual effective tax rate before the impact of discrete items. Discrete items for the six months ended February 28, 2013 included the reversal of reserves for uncertain tax positions and certain items associated with our Mexican operations. The tax rate fluctuates from period to period due to a change in the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and the impact of discrete items.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $2.7 million for the six months ended February 28, 2013 compared to a net loss attributable to noncontrolling interest of $1.6 million in the prior comparable period. These amounts primarily represent our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The change from the prior comparable period is primarily a result of increased sales to third parties and lower intercompany activity in the current period.

THE GREENBRIER COMPANIES, INC.

Liquidity and Capital Resources

	Six Months Ended
(In thousands)	February 28, 2013	February 29, 2012
Net cash provided by (used in) operating activities	$33,588	$(7,916)
Net cash used in investing activities	(19,814)	(15,699)
Net cash provided by (used in) financing activities	(11,730)	9,828
Effect of exchange rate changes	22	4,231

Net increase (decrease) in cash and cash equivalents	$2,066	$(9,556)

We have been financed through cash generated from operations, borrowings and issuance of stock. At February 28, 2013, cash and cash equivalents were $55.6 million, an increase of $2.0 million from $53.6 million at August 31, 2012.

Cash provided by operating activities was $33.6 million for the six months ended February 28, 2013 compared to cash used in operating activities of $7.9 million for the six months ended February 29, 2012. The change from the prior year was primarily due to a change in the timing of working capital needs.

Cash used in investing activities, primarily for capital expenditures, was $19.8 million for the six months ended February 28, 2013 compared to $15.7 million in the prior comparable period.

Capital expenditures totaled $35.5 million for the six months ended February 28, 2013 and $35.7 million for the six months ended February 29, 2012. Of these capital expenditures, approximately $12.1 million and $20.1 million were attributable to Leasing & Services operations. Leasing & Services capital expenditures for 2013, net of proceeds from sales of leased railcar equipment, are expected to be approximately $42.0 million. We regularly sell assets from our lease fleet. Proceeds from sales of leased railcar equipment were $19.2 million for the six months ended February 28, 2013 and $20.1 million in the comparable prior period.

Approximately $19.4 million and $10.9 million of capital expenditures for the six months ended February 28, 2013 and the comparable prior period were attributable to Manufacturing operations. Capital expenditures for Manufacturing operations are expected to be approximately $39.0 million in 2013, which includes $5.0 million to be paid by our joint venture partner in Mexico. These capital expenditures primarily relate to enhancements to existing manufacturing facilities and the addition of new production lines.

Wheel Services, Refurbishment & Parts capital expenditures for the six months ended February 28, 2013 and the comparable prior period were $4.0 million and $4.7 million. Capital expenditures are expected to be approximately $15.0 million in 2013 for improvement of existing facilities and some growth.

In the current quarter we reported manufacturing revenue and an operating cash inflow of approximately $40.0 million attributable to a sale of railcars to a single customer. Approximately $17.8 million of the railcars sold were originally produced for our lease fleet and recorded in Equipment on operating leases. This amount had been reported in the Consolidated Statement of Cash Flows as capital expenditures in the amount of $13.5 million for the year ended August 31, 2012 and $4.3 million for the quarter ended November 30, 2012. These railcars originally produced for the lease fleet were never placed on a long term lease, accordingly the railcars have been reflected as a non-cash transfer in the current period from equipment on operating lease to inventory within the accompanying cash flow statement.

Cash used in financing activities was $11.7 million for the six months ended February 28, 2013 compared to cash provided by financing activities of $9.8 million for the six months ended February 29, 2012. During the six months ended February 28, 2013, $13.9 million was utilized in net debt activity. During the six months ended February 29, 2012, $9.8 million was received in net debt activity.

THE GREENBRIER COMPANIES, INC.

In May 2013, the holders of our $67.7 million Convertible senior notes due 2026, with an exercise price of $48.05, can require us to repurchase all or a portion of the notes which we anticipate will occur.

Senior secured credit facilities, consisting of three components, aggregated to $361.0 million as of February 28, 2013.

Available borrowings under our credit facilities are generally limited by defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios. We had an aggregate of $305.2 million available to draw down under the committed credit facilities as of February 28, 2013. This amount consisted of $284.3 million available on the North American credit facility and $20.9 million on the European credit facilities as of February 28, 2013.

As of February 28, 2013 a $290.0 million revolving line of credit secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, maturing June 2016, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 2.5% and Prime plus 1.5% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of February 28, 2013, lines of credit totaling $21.0 million secured by certain of our European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.3% to WIBOR plus 1.5%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from June 2013 through March 2015.

As of February 28, 2013 our Mexican joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $20.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture will be able to draw amounts available under this facility through December 2013. The second line of credit provides up to $30.0 million and is fully guaranteed by each of the joint venture partners, including our Company. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through February 2015.

As of February 28, 2013, outstanding borrowings under the senior secured credit facilities consisted of $5.6 million in letters of credit under the North American credit facility, $0.1 million outstanding under the European credit facilities and $50.0 million outstanding under the Mexican joint venture credit facilities.

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

As of February 28, 2013, the Mexican joint venture had $50.4 million of third party debt, of which we have guaranteed approximately $40.2 million. In addition, we, along with our joint venture partner, have committed to contributing $10.0 million to fund the capital expenditures to expand production capacity, of which we will contribute 50%. These amounts will be contributed at various intervals from May 31, 2012 to October 31, 2013. As of February 28, 2013, we and our joint venture partner have each contributed $3.3 million.

In accordance with customary business practices in Europe, we have $1.8 million in bank and third party warranty and performance guarantee facilities as of February 28, 2013. To date no amounts have been drawn under these guarantee facilities.

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

THE GREENBRIER COMPANIES, INC.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have operations in Mexico and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At February 28, 2013, $79.7 million of forecast sales in Europe were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At February 28, 2013, net assets of foreign subsidiaries aggregated $46.3 million and a 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in equity of $4.6 million, or 1.0% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $42.2 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At February 28, 2013, 71% of our outstanding debt had fixed rates and 29% had variable rates. At February 28, 2013, a uniform 10% increase in variable interest rates would result in approximately $0.2 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Effective March 11, 2013, Adrian Downes joined the Company as our Senior Vice President and Chief Accounting Officer (principal accounting officer), replacing James Cruckshank, whose departure was previously disclosed.

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

Item 6. Exhibits

(a)	List of Exhibits:

10.1	Amendment No. 1 to The Greenbrier Companies, Inc. 2010 Amended and Restated Stock Incentive Plan.

10.2	Form of Agreement concerning Indemnification and Related Matters (Officers) between Registrant and its officers.

10.3	Amendment No. 1, dated October 7, 2010 [sic], to the Second Amended and Restated Credit Agreement among the Registrant, Bank of America, N.A., as Administrative Agent, Union Bank, National Association, as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager, and the lenders identified therein, dated June 30, 2011.

10.4	Amendment No. 2, dated February 8, 2013, to the Second Amended and Restated Credit Agreement among the Registrant, Bank of America, N.A., as Administrative Agent, Union Bank, National Association, as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager, and the lenders identified therein, dated June 30, 2011.

10.5	Form of Change of Control Agreement for Senior Managers.

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Equity (v) the Consolidated Statements of Cash Flows; (vi) the Notes to Condensed Consolidated Financial Statements.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: April 4, 2013	By:	/s/ Mark J. Rittenbaum
Mark J. Rittenbaum
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 4, 2013	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)