Form 10-Q
period 2013-05-31
GREENBRIER COMPANIES INC
filed 2013-07-03
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2013

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

The number of shares of the registrant’s common stock, without par value, outstanding on July 1, 2013 was 27,221,816 shares.

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

•	ability to renew, maintain or obtain sufficient credit facilities and financial guarantees on acceptable terms;

•	ability to utilize beneficial tax strategies;

•	ability to grow our businesses;

•	ability to obtain lease and sales contracts which provide adequate protection against changes in interest rates and increased costs of materials and components;

•	ability to obtain adequate insurance coverage at acceptable rates;

•	ability to obtain adequate certification and licensing of products; and

•	short-term and long-term revenue and earnings effects of the above items.

The following factors, among others, could cause actual results or outcomes to differ materially from the forward-looking statements:

•	fluctuations in demand for newly manufactured railcars or marine barges;

•	fluctuations in demand for wheels, repair & parts;

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

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Consolidated Balance Sheets

(In thousands, unaudited)

	May 31, 2013	August 31, 2012
Assets
Cash and cash equivalents	$31,606	$53,571
Restricted cash	8,906	6,277
Accounts receivable, net	162,352	146,326
Inventories	344,168	316,741
Leased railcars for syndication	71,091	97,798
Equipment on operating leases, net	332,924	362,968
Property, plant and equipment, net	197,779	182,429
Goodwill	57,416	137,066
Intangibles and other assets, net	79,364	81,368

	$1,285,606	$1,384,544

Liabilities and Equity
Revolving notes	$92,968	$60,755
Accounts payable and accrued liabilities	286,964	329,508
Deferred income taxes	86,229	95,363
Deferred revenue	16,203	17,194
Notes payable	372,942	428,079
Commitments and contingencies (Note 15)
Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 27,222 and 27,143 shares outstanding at May 31, 2013 and August 31, 2012	—	—
Additional paid-in capital	258,282	252,256
Retained earnings	154,126	185,890
Accumulated other comprehensive loss	(7,701)	(6,369)

Total equity - Greenbrier	404,707	431,777
Noncontrolling interest	25,593	21,868

Total equity	430,300	453,645

	$1,285,606	$1,384,544

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts, unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Revenue
Manufacturing	$284,591	$364,930	$864,006	$947,792
Wheels, Repair & Parts	131,167	125,145	355,219	362,788
Leasing & Services	17,905	17,722	52,978	53,601

	433,663	507,797	1,272,203	1,364,181
Cost of revenue
Manufacturing	253,360	325,424	774,502	852,464
Wheels, Repair & Parts	120,476	111,610	325,086	324,055
Leasing & Services	9,808	8,825	26,542	27,783

	383,644	445,859	1,126,130	1,204,302
Margin	50,019	61,938	146,073	159,879
Selling and administrative expense	25,322	28,784	76,364	76,998
Net gain on disposition of equipment	(5,131)	(2,585)	(9,615)	(8,897)
Goodwill impairment	76,900	—	76,900	—

Earnings (loss) from operations	(47,072)	35,739	2,424	91,778
Other costs
Interest and foreign exchange	5,905	6,560	18,127	18,574

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(52,977)	29,179	(15,703)	73,204
Income tax expense	(2,729)	(8,655)	(12,905)	(21,798)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(55,706)	20,524	(28,608)	51,406
Earnings (loss) from unconsolidated affiliates	82	201	(63)	(99)

Net earnings (loss)	(55,624)	20,725	(28,671)	51,307
Net earnings attributable to noncontrolling interest	(406)	(1,608)	(3,093)	(4)

Net earnings (loss) attributable to Greenbrier	$(56,030)	$19,117	$(31,764)	$51,303

Basic earnings (loss) per common share	$(2.10)	$0.71	$(1.20)	$1.94
Diluted earnings (loss) per common share	$(2.10)	$0.61	$(1.20)	$1.65
Weighted average common shares:
Basic	26,619	26,981	26,510	26,378
Diluted	26,619	33,862	26,510	33,640

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Net earnings (loss)	$(55,624)	$20,725	$(28,671)	$51,307
Other comprehensive income (loss)
Translation adjustment	(1,761)	(4,551)	279	(6,084)
Reclassification of derivative financial instruments recognized in net earnings (loss) [1]	105	(5,028)	(790)	(4,168)
Unrealized gain (loss) on derivative financial instruments [2]	(1,325)	3,191	(817)	6,342
Other (net of tax effect)	5	—	5	—

	(2,976)	(6,388)	(1,323)	(3,910)

Comprehensive income (loss)	(58,600)	14,337	(29,994)	47,397
Comprehensive (income) loss attributable to noncontrolling interest	(374)	(1,497)	(3,102)	168

Comprehensive income (loss) attributable to Greenbrier	$(58,974)	$12,840	$(33,096)	$47,565

[1]	Net of tax of effect of $0.1 million and $0.7 million for the three months ended May 31, 2013 and 2012 and $0.1 million and $1.0 million for the nine months ended May 31, 2013 and 2012.
[2]	Net of tax of effect of $0.3 million and $0.2 million for the three months ended May 31, 2013 and 2012 and $0.2 million and $1.2 million for the nine months ended May 31, 2013 and 2012.

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Equity

(In thousands, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2012	27,143	$252,256	$185,890	$(6,369)	$431,777	$21,868	$453,645
Net earnings (loss)	—	—	(31,764)	—	(31,764)	3,093	(28,671)
Other comprehensive income (loss), net	—	—	—	(1,332)	(1,332)	9	(1,323)
Noncontrolling interest adjustments	—	—	—	—	—	(1,954)	(1,954)
Investment by joint venture partner	—	—	—	—	—	2,577	2,577
Restricted stock awards (net of cancellations and expense)	27	8,436	—	—	8,436	—	8,436
Unamortized restricted stock	—	(8,444)	—	—	(8,444)	—	(8,444)
Restricted stock amortization	—	5,257	—	—	5,257	—	5,257
Excess tax benefit from restricted stock awards	—	777	—	—	777	—	777
Warrants exercised	52	—	—	—	—	—	—

Balance May 31, 2013	27,222	$258,282	$154,126	$(7,701)	$404,707	$25,593	$430,300

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2011	25,186	$242,286	$127,182	$(7,895)	$361,573	$14,328	$375,901
Net earnings	—	—	51,303	—	51,303	4	51,307
Other comprehensive loss, net				(3,738)	(3,738)	(172)	(3,910)
Investment by joint venture partner	—	—	—	—	—	410	410
Noncontrolling interest adjustments	—	—	—	—	—	2,796	2,796
Restricted stock awards (net of cancellations)	467	9,364	—	—	9,364	—	9,364
Unamortized restricted stock	—	(9,364)	—	—	(9,364)	—	(9,364)
Restricted stock amortization	—	6,353	—	—	6,353	—	6,353
Warrants exercised	1,496	—	—	—	—	—	—
Excess tax benefit from restricted stock awards	—	2,670	—	—	2,670	—	2,670

Balance May 31, 2012	27,149	$251,309	$178,485	$(11,633)	$418,161	$17,366	$435,527

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended May 31,
	2013	2012
Cash flows from operating activities
Net earnings (loss)	$(28,671)	$51,307
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Deferred income taxes	(9,391)	4,801
Depreciation and amortization	31,523	30,603
Net gain on disposition of equipment	(9,615)	(8,897)
Accretion of debt discount	2,455	2,416
Stock based compensation expense	4,843	6,724
Goodwill impairment	76,900	—
Other	(1,895)	3,586
Decrease (increase) in assets:
Accounts receivable	(15,499)	10,429
Inventories	(9,114)	(26,748)
Leased railcars for syndication	22,067	(43,561)
Other	338	(1,419)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(43,605)	12,401
Deferred revenue	(1,099)	11,991

Net cash provided by operating activities	19,237	53,633

Cash flows from investing activities
Proceeds from sales of assets	39,611	33,253
Capital expenditures	(49,677)	(72,117)
Increase in restricted cash	(2,629)	(3,976)
Investment in and net advances to unconsolidated affiliates	(1,016)	(544)
Other	(3,582)	35

Net cash used in investing activities	(17,293)	(43,349)

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	26,973	(49,114)
Proceeds from revolving notes with maturities longer than 90 days	31,847	56,644
Repayments of revolving notes with maturities longer than 90 days	(26,877)	(23,573)
Proceeds from issuance of notes payable	—	2,500
Repayments of notes payable	(57,592)	(6,028)
Investment by joint venture partner	2,577	410
Excess tax benefit from restricted stock awards	777	2,670
Other	(8)	—

Net cash used in financing activities	(22,303)	(16,491)

Effect of exchange rate changes	(1,606)	900
Decrease in cash and cash equivalents	(21,965)	(5,307)
Cash and cash equivalents
Beginning of period	53,571	50,222

End of period	$31,606	$44,915

Cash paid during the period for
Interest	$13,844	$10,817
Income taxes, net	$16,404	$4,013
Non-cash activity
Transfer of Leased railcars for syndication to Equipment on operating leases	$4,640	$—
Transfer of Equipment on operating leases to Inventories	$17,762	$—
Transfer of Property, plant and equipment, net to Intangibles and other assets, net	$1,194	$—

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of May 31, 2013, for the three and nine months ended May 31, 2013 and 2012 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results and cash flows for the periods indicated. The results of operations for the three and nine months ended May 31, 2013 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2013.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2012 Annual Report on Form 10-K.

During the three and nine months ended May 31, 2013, the Company recorded adjustments to certain balance sheet accounts which related to prior years’ activities. The adjustments related to one of the Company’s Wheels, Repair & Parts’ locations. The Company determined that those adjustments were not material to either the prior years or the three and nine months ended May 31, 2013. The results for the three and nine months ended May 31, 2013 include a charge of $1.9 million ($1.6 million net of tax) within Cost of revenue in the Consolidated Statements of Operations to correct for the error.

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

THE GREENBRIER COMPANIES, INC.

Note 2 – Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead. The following table summarizes the Company’s inventory balance:

(In thousands)	May 31, 2013	August 31, 2012
Manufacturing supplies and raw materials	$221,767	$228,092
Work-in-process	74,303	71,210
Finished goods	53,366	22,571
Excess and obsolete adjustment	(5,268)	(5,132)

	$344,168	$316,741

Note 3 – Leased Railcars for Syndication

Leased railcars for syndication consist of newly-built railcars manufactured at one of the Company’s facilities or railcars purchased from a third party, which have been placed on lease to a customer and which the Company intends to sell to an investor with the lease attached. These railcars are not depreciated and are anticipated to be sold within six months of delivery of the last railcar or six months from when the Company acquires the railcar from a third party. The Company does not believe any economic value of a railcar is lost in the first six months; therefore the Company does not depreciate these assets. In the event the railcars are not sold, the railcars are transferred to Equipment on operating leases and depreciated. As of May 31, 2013, Leased railcars for syndication were $71.1 million compared to $97.8 million as of August 31, 2012.

Note 4 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	May 31, 2013	August 31, 2012
Intangible assets subject to amortization:
Customer relationships	$66,288	$66,825
Accumulated amortization	(26,033)	(22,995)
Other intangibles	4,997	4,906
Accumulated amortization	(4,141)	(3,779)

	41,111	44,957
Intangible assets not subject to amortization	912	912
Prepaid and other assets	10,672	10,337
Debt issuance costs, net	8,346	10,194
Investment in unconsolidated affiliates	9,148	8,301
Nonqualified savings plan investments	7,981	6,667
Assets held for sale	1,194	—

Total intangible and other assets	$79,364	$81,368

Amortization expense for the three and nine months ended May 31, 2013 was $1.0 million and $3.3 million and for the three and nine months ended May 31, 2012 was $1.1 million and $3.4 million. Amortization expense for the years ending August 31, 2013, 2014, 2015, 2016 and 2017 is expected to be $4.2 million, $4.0 million, $4.0 million, $4.0 million and $3.8 million.

THE GREENBRIER COMPANIES, INC.

Note 5 – Goodwill

Changes in the carrying value of goodwill are as follows:

(In thousands)	Manufacturing	Wheels, Repair & Parts	Leasing & Services	Total
Balance August 31, 2012	$—	$137,066	$—	$137,066
Reductions (1)	—	(2,750)	—	(2,750)
Goodwill impairment (2)	—	(76,900)	—	(76,900)

Balance May 31, 2013	$—	$57,416	$—	$57,416

(1)	Reduction in goodwill relates to the sale of the Company’s roller bearing operations in Elizabethtown, Kentucky.
(2)	Goodwill impairment relates to the non-cash goodwill impairment charge recognized as part of the Company’s annual goodwill impairment analysis as further discussed below.

The Company performs a goodwill impairment test annually during the third quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The provisions of ASC 350, Intangibles – Goodwill and Other, require the Company to perform a two-step impairment test on goodwill. The Company performed step one of the goodwill impairment test during the third quarter of 2013. In the first step, the Company compared the fair value of each reporting unit with its carrying value. The Company determined the fair value of the reporting unit based on a weighting of income and market approaches. Under the income approach, the Company calculated the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, the Company estimated the fair value based on observed market multiples for comparable businesses. Results of the step one analysis indicated that the carrying amounts related to Wheels, Repair & Parts were in excess of its fair value. Accordingly, the Company performed step two of the impairment analysis to determine the amount, if any, of goodwill impairment to be recorded.

In the second step, the Company compared the implied fair value of goodwill to its carrying value. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities was considered the implied fair value of goodwill. A non-cash impairment loss was recorded to the extent that the carrying amount of the reporting unit goodwill exceeded the implied fair value of that goodwill. The impairment loss was primarily due to a reduction in market multiples for comparable businesses and updated estimated future cash flows. A pre-tax non-cash impairment charge of $76.9 million was recorded which relates to the Wheels, Repair & Parts segment.

THE GREENBRIER COMPANIES, INC.

Note 6 – Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $358.5 million as of May 31, 2013.

As of May 31, 2013, a $290.0 million revolving line of credit secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans and maturing June 2016, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 2.25% and Prime plus 1.25% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of May 31, 2013, lines of credit totaling $18.5 million secured by certain of the Company’s European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.3% to WIBOR plus 1.5%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from December 2013 through June 2015.

As of May 31, 2013, the Company’s Mexican joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $20.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture will be able to draw amounts available under this facility through December 2013. The second line of credit provides up to $30.0 million and is fully guaranteed by each of the joint venture partners, including the Company. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through February 2015.

As of May 31, 2013, outstanding borrowings under the senior secured credit facilities consisted of $6.8 million in letters of credit and $43.0 million in revolving notes outstanding under the North American credit facility and $50.0 million outstanding under the Mexican joint venture credit facilities.

Note 7 – Accounts Payable and Accrued Liabilities

(In thousands)	May 31, 2013	August 31, 2012
Trade payables and other accrued liabilities	$214,883	$258,316
Accrued payroll and related liabilities	35,643	37,915
Income taxes payable	13,166	9,625
Accrued maintenance	10,951	11,475
Accrued warranty	9,983	9,221
Other	2,338	2,956

	$286,964	$329,508

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

Warranty accrual activity:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2013	2012	2013	2012
Balance at beginning of period	$10,289	$9,297	$9,221	$8,645
Charged to cost of revenue, net	667	1,848	3,279	3,243
Payments	(904)	(525)	(2,540)	(1,194)
Currency translation effect	(69)	(173)	23	(247)

Balance at end of period	$9,983	$10,447	$9,983	$10,447

Note 9 – Notes Payable

The Company’s Notes payable balance was $372.9 million as of May 31, 2013 which includes $14.9 million of Convertible senior notes, due 2026 (the “Notes”). On specified dates or in the event of certain fundamental changes, holders can require the Company to repurchase all or a portion of their Notes at a price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest (the “Put Option”).

In May 2013, the Company retired $52.9 million of its then $67.8 million outstanding Notes pursuant to a scheduled Put Option.

Note 10 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Loss on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2012	$(93)	$(5,951)	$(325)	$(6,369)
Year to date activity	(1,607)	270	5	(1,332)

Balance, May 31, 2013	$(1,700)	$(5,681)	$(320)	$(7,701)

THE GREENBRIER COMPANIES, INC.

Note 11 – Earnings (Loss) Per Share

The shares used in the computation of the Company’s basic and diluted earnings (loss) per common share are reconciled as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2013	2012	2013	2012
Weighted average basic common shares outstanding (1)(3)	26,619	26,981	26,510	26,378
Dilutive effect of warrants (2)	—	836	—	1,217
Dilutive effect of restricted stock units (2)(3)	—	—	—	—
Dilutive effect of convertible notes (2)(4)	—	6,045	—	6,045

Weighted average diluted common shares outstanding	26,619	33,862	26,510	33,640

(1)	Restricted stock grants are treated as outstanding when issued and are included in weighted average basic common shares outstanding when the Company is in a net earnings position. Shares outstanding exclude shares of unvested restricted stock for the three and nine months ended May 31, 2013 due to a net loss.
(2)	The dilutive effect of common stock equivalents is excluded from the share calculations for the three and nine months ended May 31, 2013 due to a net loss.
(3)	Restricted stock units were granted during the three months ended May 31, 2013. Restricted stock units are not included in weighted average basic common shares outstanding. The dilutive effect of restricted stock units is included in the weighted average diluted common shares outstanding when the Company is in a net earnings position.
(4)	The dilutive effect of the 2018 Convertible notes are included for the three and nine months ended May 31, 2012 as they were considered dilutive under the “if converted” method as further discussed below. The dilutive effect of the 2026 Convertible notes was excluded from the share calculations as the stock price for each period presented was less than the initial conversion price of $48.05 and therefore considered anti-dilutive.

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

The diluted earnings per share calculation below was not applicable for the three and nine months ended May 31, 2013 as the Company was in a net loss and the impact would be anti-dilutive.

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

Earnings before interest and debt issuance costs (net of tax) on convertible notes

Weighted average diluted common shares outstanding

THE GREENBRIER COMPANIES, INC.

Note 12 – Stock Based Compensation

The value, at the date of grant, of restricted stock and restricted stock unit awards is amortized as compensation expense over the lesser of the vesting period or to the recipient’s eligible retirement date.

For the three and nine months ended May 31, 2013, $2.0 million and $4.8 million in compensation expense was recorded for restricted stock and restricted stock unit grants. For the three and nine months ended May 31, 2012, $3.2 million and $6.7 million in compensation expense was recorded for restricted stock grants. Compensation expense related to restricted stock and restricted stock unit grants is recorded in Selling and administrative expense on the Consolidated Statements of Operations.

Note 13 – Derivative Instruments

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

At May 31, 2013 exchange rates, forward exchange contracts for the purchase of Polish Zloty and the sale of Euro aggregated to $58.9 million. Adjusting the foreign currency exchange contracts to the fair value of the cash flow hedges at May 31, 2013 resulted in an unrealized pre-tax loss of $0.8 million that was recorded in accumulated other comprehensive loss. The fair value of the contracts is included in Accounts payable and accrued liabilities when there is a loss, or Accounts receivable, net when there is a gain, on the Consolidated Balance Sheets. As the contracts mature at various dates through February 2014, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions when they occur. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations in Interest and foreign exchange.

At May 31, 2013, an interest rate swap agreement had a notional amount of $41.9 million and matures March 2014. The fair value of this cash flow hedge at May 31, 2013 resulted in an unrealized pre-tax loss of $1.7 million. The loss is included in Accumulated other comprehensive loss and the fair value of the contract is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from accumulated other comprehensive loss and charged or credited to interest expense. At May 31, 2013 interest rates, approximately $1.2 million would be reclassified to interest expense in the next 12 months.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
	Balance sheet	May 31, 2013	August 31, 2012	Balance sheet	May 31, 2013	August 31, 2012
(In thousands)	location	Fair Value	Fair Value	location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$1,058	$2,703	Accounts payable and accrued liabilities	$723	$182
Interest rate swap contract	Other assets	—	—	Accounts payable and accrued liabilities	1,659	2,861

		$1,058	$2,703		$2,382	$3,043

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$184	$141	Accounts payable and accrued liabilities	$113	$102

THE GREENBRIER COMPANIES, INC.

The Effect of Derivative Instruments on the Statement of Operations

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivative	Loss recognized in income on derivative nine months ended
		May 31, 2013	May 31, 2012
Foreign forward exchange contracts	Interest and foreign exchange	$(108)	$(144)

Derivatives in cash flow hedging relationships	Loss recognized in OCI on derivatives (effective portion) nine months ended		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income (effective portion) nine months ended		Location of gain in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain recognized on derivative (ineffective portion and amount excluded from effectiveness testing) nine months ended
	5/31/13	5/31/12		5/31/13	5/31/12		5/31/13	5/31/12
Foreign forward exchange contracts	$(997)	$(3,345)	Revenue	$1,927	$(3,917)	Interest and foreign exchange	$2,088	$—
Interest rate swap contract	(47)	(2,503)	Interest and foreign exchange	(1,250)	(1,266)	Interest and foreign exchange	—	—

	$(1,044)	$(5,848)		$677	$(5,183)		$2,088	$—

THE GREENBRIER COMPANIES, INC.

Note 14 – Segment Information

Greenbrier operates in three reportable segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s 2012 Annual Report on Form 10-K. Performance is evaluated based on margin. The Company’s integrated business model results in selling and administrative costs being intertwined among the segments. Currently, Greenbrier’s management does not allocate these costs for either external or internal reporting purposes. Intersegment sales and transfers are valued as if the sales or transfers were to third parties. Related revenue and margin is eliminated in consolidation and therefore are not included in consolidated results in the Company’s Consolidated Financial Statements.

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
(In thousands)
Revenue:
Manufacturing	$299,750	$370,993	$845,198	$1,004,507
Wheels, Repair & Parts	133,715	128,925	366,850	375,242
Leasing & Services	20,758	24,196	62,679	70,585
Intersegment eliminations	(20,560)	(16,317)	(2,524)	(86,153)

	$433,663	$507,797	$1,272,203	$1,364,181

Margin:
Manufacturing	$31,231	$39,506	$89,504	$95,328
Wheels, Repair & Parts	10,691	13,535	30,133	38,733
Leasing & Services	8,097	8,897	26,436	25,818

Segment margin total	50,019	61,938	146,073	159,879
Less unallocated expenses:
Selling and administrative	25,322	28,784	76,364	76,998
Net gain on disposition of equipment	(5,131)	(2,585)	(9,615)	(8,897)
Interest and foreign exchange	5,905	6,560	18,127	18,574
Goodwill impairment (1)	76,900	—	76,900	—

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	$(52,977)	$29,179	$(15,703)	$73,204

(1)	Relates to the Wheels, Repair & Parts segment.

THE GREENBRIER COMPANIES, INC.

Note 15 – Commitments and Contingencies

The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The Company has entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality (“DEQ”) in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. The Company is also conducting groundwater remediation relating to a historical spill on the property which precedes its ownership.

The U.S. Environmental Protection Agency (EPA) has classified portions of the river bed of the Portland Harbor, including the portion fronting the Company’s manufacturing facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the “Portland Harbor Site”). The Company and more than 140 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company (the “Lower Willamette Group” or “LWG”), have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (“RI/FS”) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The EPA-mandated RI/FS is being conducted by the LWG and has cost over $100 million over a 13-year period. The Company has agreed to initially bear a percentage of the total costs incurred by the LWG in connection with the investigation. The Company has also signed an Order on Consent with DEQ to formalize monitoring on its property of potential uncontrolled sources of contamination to the Willamette River. The Company’s aggregate expenditure has not been material over the 13-year period. Some or all of any such outlay may be recoverable from other responsible parties. The investigation is expected to continue for at least one more year and additional costs are expected to be incurred. The Company cannot estimate the amount of such investigation costs at this time.

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

THE GREENBRIER COMPANIES, INC.

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

Greenbrier’s customer, SEB Finans AB (SEB), has raised performance concerns related to a component that the Company installed on 372 railcar units with an aggregate sales value of approximately $20.0 million produced under a contract with SEB. On December 9, 2005, SEB filed a Statement of Claim in an arbitration proceeding in Stockholm, Sweden, against Greenbrier alleging that the railcars were defective and could not be used for their intended purpose. A settlement agreement was entered into effective February 28, 2007 pursuant to which the railcar units previously delivered were to be repaired and the remaining units completed and delivered to SEB. SEB has made multiple additional warranty claims, including claims with respect to railcars that have been repaired pursuant to the original settlement agreement. Greenbrier and SEB have not reached a final agreement on all outstanding matters, but Greenbrier believes that it has substantially performed all obligations with respect to the settlement and subsequent warranty claims, and does not have any remaining material obligations or contingencies with respect to the 372 railcar units.

When the Company acquired the assets of the Freight Wagon Division of DaimlerChrysler in January 2000, it acquired a contract to build 201 freight cars for Okombi GmbH, a subsidiary of Rail Cargo Austria AG. Subsequently, Okombi made breach of warranty and late delivery claims against the Company which grew out of design and certification problems. All of these issues were settled as of March 2004. Additional allegations have been made with respect to defects in the design and manufacture of the freight cars, though Greenbrier and Okombi have not agreed upon the cause of performance problems with the freight cars. All 201 freight cars have been removed from service, and there are no known plans for the freight cars to reenter service. Greenbrier and Okombi have discussed repurposing of the cars and other potential business resolutions of all outstanding issues concerning the 201 freight cars, though a final agreement on all outstanding matters has not yet been reached. Greenbrier intends to continue discussions concerning potential business opportunities, but Greenbrier believes that it has substantially performed all obligations with respect to the settlement and subsequent warranty claims, and does not have any remaining material obligations or contingencies with respect to the 201 freight cars.

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

In accordance with customary business practices in Europe, the Company has $1.8 million in bank and third party warranty and performance guarantee facilities as of May 31, 2013. To date no amounts have been drawn under these guarantee facilities.

At May 31, 2013, the Mexican joint venture had $50.2 million of third party debt outstanding, for which the Company has guaranteed approximately $40.1 million. In addition, the Company, along with its joint venture partner, has committed to contributing $10.0 million to fund capital expenditures for a fourth manufacturing line, of which the Company and its joint venture partner will each contribute 50%. These amounts will be contributed at various intervals from May 31, 2012 to October 31, 2013. As of May 31, 2013, the Company and the joint venture partner have each contributed $3.9 million.

As of May 31, 2013 the Company has outstanding letters of credit aggregating $6.8 million associated with facility leases and workers compensation insurance.

THE GREENBRIER COMPANIES, INC.

Note 16 – Fair Value Measures

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

Level 1 -	observable inputs such as unadjusted quoted prices in active markets for identical instruments;
Level 2 -	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and
Level 3 -	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of May 31, 2013 are:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$1,242	$—	$1,242	$—
Nonqualified savings plan investments	7,981	7,981	—	—
Cash equivalents	1,004	1,004	—	—

	$10,227	$8,985	$1,242	$—

Liabilities:
Derivative financial instruments	$2,495	$—	$2,495	$—

(1)	Level 2 assets and liabilities include derivative financial instruments which are valued based on observable inputs. See note 13 Derivative Instruments for further discussion.

Assets or liabilities measured at fair value on a nonrecurring basis as of May 31, 2013 are:

(In thousands)	Total	Level 1	Level 2	Level 3 (2)
Assets:
Goodwill	$57,416	$—	$—	$57,416

(2)	Level 3 assets and liabilities include goodwill which is valued based on unobservable inputs. See note 5 Goodwill for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2012 are:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$2,844	$—	$2,844	$—
Nonqualified savings plan investments	6,667	6,667	—	—
Cash equivalents	1,002	1,002	—	—

	$10,513	$7,669	$2,844	$—

Liabilities:
Derivative financial instruments	$3,145	$—	$3,145	$—

Assets or liabilities measured at fair value on a nonrecurring basis as of August 31, 2012 are:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Goodwill	$137,066	$—	$—	$137,066

THE GREENBRIER COMPANIES, INC.

Note 17 – Variable Interest Entities

March 2012 Agreement

In March 2012, the Company formed a special purpose entity that purchased a 1% interest in three trusts (the “Trusts”) which are 99% owned by a third party. As of May 31, 2013, the Company has completed the sale of all 1,163 railcars to the Trusts for an aggregate value of $99.6 million. 743 railcars were sold in May 2012 with an aggregate value of $61.1 million, 200 railcars were sold in November 2012 with an aggregate value of $15.9 million and 220 railcars were sold in February 2013 with an aggregate value of $22.6 million.

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

As of May 31, 2013, the carrying amount of the Company’s investment in the Trust is $1.0 million which is recorded in Intangibles and Other Assets, net on the Consolidated Balance Sheets.

May 2013 Agreement

In May 2013, the Company formed a special purpose entity that purchased an 8% interest in a joint venture special purpose entity (“Joint Venture”) which is 92% owned by a third party. The Company agreed to sell 98 railcars manufactured by the Company and subject to operating leases, for $7.9 million to the Joint Venture.

Gains and losses will be allocated between the Company and the third party equal to their respective ownership interest in the Joint Venture.

In connection with this transaction, the Company entered into an agreement to provide administrative and remarketing services to the Joint Venture and will earn a management fee for these services. The agreement is currently set to expire in May 2033.

The Company has evaluated this relationship under ASC 810-10 and has concluded that the Joint Venture qualifies as a variable interest entity and that the Company is not the primary beneficiary. The Company will not consolidate the Joint Venture and will account for the investment under the equity method of accounting. The Company will eliminate 8% of the revenue and margin on railcars that were manufactured by the Company and sold to the Joint Venture.

As of May 31, 2013, the carrying amount of the Company’s investment in the Joint Venture is $0.6 million which is recorded in Intangibles and Other Assets, net on the Consolidated Balance Sheets.

THE GREENBRIER COMPANIES, INC.

Note 18 – Guarantor/Non Guarantor

The convertible senior notes due 2026 (the Notes) issued on May 22, 2006 are fully and unconditionally and jointly and severally guaranteed by substantially all of Greenbrier’s material 100% owned U.S. subsidiaries: Autostack Company LLC, Greenbrier-Concarril, LLC, Greenbrier Leasing Company LLC, Greenbrier Leasing Limited Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing, L.P., Greenbrier Railcar LLC, Gunderson LLC, Gunderson Marine LLC, Gunderson Rail Services LLC, Meridian Rail Holding Corp., Meridian Rail Acquisition Corp., Meridian Rail Mexico City Corp., Brandon Railroad LLC, Gunderson Specialty Products, LLC and Greenbrier Railcar Leasing, Inc. No other subsidiaries guarantee the Notes including Greenbrier Union Holdings I LLC, Greenbrier MUL Holdings I LLC, Greenbrier Leasing Limited, Greenbrier Europe B.V., Greenbrier Germany GmbH, WagonySwidnica S.A., Zaklad Naprawczy Taboru Kolejowego Olawa sp. z o.o., Zaklad Transportu Kolejowego SIARKOPOL Sp. z o.o., Gunderson-Concarril, S.A. de C.V., Greenbrier Rail Services Canada, Inc., Mexico Meridianrail Services, S.A. de C.V., Greenbrier Railcar Services – Tierra Blanca S.A. de C.V., YSD Doors, S.A. de C.V., Gunderson-Gimsa S.A. de C.V., Greenbrier, S.A. de C.V. and Greenbrier-Gimsa, LLC.

The following represents the supplemental consolidating condensed financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of May 31, 2013 and August 31, 2012, for the three and nine months ended May 31, 2013 and 2012. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Balance Sheet

May 31, 2013

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$19,768	$56	$11,782	$—	$31,606
Restricted cash	—	2,006	6,900	—	8,906
Accounts receivable, net	(37,239)	181,223	18,370	(2)	162,352
Inventories	—	165,182	179,163	(177)	344,168
Leased railcars for syndication	—	71,619	—	(528)	71,091
Equipment on operating leases, net	—	332,305	3,197	(2,578)	332,924
Property, plant and equipment, net	2,441	103,278	92,060	—	197,779
Goodwill	—	57,416	—	—	57,416
Intangibles and other assets, net	686,864	111,175	4,914	(723,589)	79,364

	$671,834	$1,024,260	$316,386	$(726,874)	$1,285,606

Liabilities and Equity
Revolving notes	$43,000	$—	$49,968	$—	$92,968
Accounts payable and accrued liabilities	(24,647)	191,323	120,286	2	286,964
Deferred income taxes	3,723	91,009	(7,360)	(1,143)	86,229
Deferred revenue	194	15,517	453	39	16,203
Notes payable	244,856	127,884	202	—	372,942
Total equity - Greenbrier	404,708	598,527	127,546	(726,074)	404,707
Noncontrolling interest	—	—	25,291	302	25,593

Total equity	404,708	598,527	152,837	(725,772)	430,300

	$671,834	$1,204,260	$316,386	$(726,874)	$1,285,606

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the three months ended May 31, 2013

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$143,411	$251,120	$(109,940)	$284,591
Wheels, Repair & Parts	—	133,069	—	(1,902)	131,167
Leasing & Services	310	17,596	(1)	—	17,905

	310	294,076	251,119	(111,842)	433,663
Cost of revenue
Manufacturing	—	129,348	234,390	(110,378)	253,360
Wheels, Repair & Parts	—	122,316	—	(1,840)	120,476
Leasing & Services	—	9,830	—	(22)	9,808

	—	261,494	234,390	(112,240)	383,644
Margin	310	32,582	16,729	398	50,019
Selling and administrative	9,903	7,771	7,648	—	25,322
Net gain on disposition of equipment	—	(4,214)	(723)	(194)	(5,131)
Goodwill impairment	—	76,900	—	—	76,900

Earnings (loss) from operations	(9,593)	(47,875)	9,804	592	(47,072)
Other costs
Interest and foreign exchange	4,124	1,001	780	—	5,905

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(13,717)	(48,876)	9,024	592	(52,977)
Income tax (expense) benefit	3,960	(4,716)	(1,568)	(405)	(2,729)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(9,757)	(53,592)	7,456	187	(55,706)
Earnings (loss) from unconsolidated affiliates	(46,273)	3,317	11	43,027	82

Net earnings (loss)	(56,030)	(50,275)	7,467	43,214	(55,624)
Net (earnings) loss attributable to noncontrolling interest	—	—	(383)	(23)	(406)

Net earnings (loss) attributable to Greenbrier	$(56,030)	$(50,275)	$7,084	$43,191	$(56,030)

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the nine months ended May 31, 2013

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$473,213	$690,319	$(299,526)	$864,006
Wheels, Repair & Parts	—	363,799	—	(8,580)	355,219
Leasing & Services	787	52,208	—	(17)	52,978

	787	889,220	690,319	(308,123)	1,272,203
Cost of revenue
Manufacturing	—	431,221	646,924	(303,643)	774,502
Wheels, Repair & Parts	—	333,823	—	(8,737)	325,086
Leasing & Services	—	26,617	—	(75)	26,542

	—	791,661	646,924	(312,455)	1,126,130
Margin	787	97,559	43,395	4,332	146,073
Selling and administrative	30,014	23,309	23,041	—	76,364
Net gain on disposition of equipment	—	(7,781)	(1,276)	(558)	(9,615)
Goodwill impairment	—	76,900	—	—	76,900

Earnings (loss) from operations	(29,227)	5,131	21,630	4,890	2,424
Other costs
Interest and foreign exchange	12,207	2,870	3,251	(201)	18,127

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(41,434)	2,261	18,379	5,091	(15,703)
Income tax (expense) benefit	16,645	(24,086)	(3,964)	(1,500)	(12,905)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(24,789)	(21,825)	14,415	3,591	(28,608)
Earnings (loss) from unconsolidated affiliates	(6,975)	3,755	27	3,130	(63)

Net earnings (loss)	(31,764)	(18,070)	14,442	6,721	(28,671)
Net (earnings) loss attributable to noncontrolling interest	—	—	(1,570)	(1,523)	(3,093)

Net earnings (loss) attributable to Greenbrier	$(31,764)	$(18,070)	$12,872	$5,198	$(31,764)

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the nine months ended May 31, 2013

(In thousands, unaudited)

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(31,764)	$(18,070)	$14,442	$6,721	$(28,671)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(5,373)	(5,585)	67	1,500	(9,391)
Depreciation and amortization	1,651	22,918	7,030	(76)	31,523
Net gain on disposition of equipment	—	(7,780)	(1,277)	(558)	(9,615)
Accretion of debt discount	2,455	—	—	—	2,455
Stock based compensation	4,843	—	—	—	4,843
Goodwill impairment	—	76,900	—	—	76,900
Other	—	128	(69)	(1,954)	(1,895)
Decrease (increase) in assets:
Accounts receivable	(2,062)	(43,032)	29,985	(390)	(15,499)
Inventories	—	(9,185)	198	(127)	(9,114)
Leased railcars for syndication	—	24,331	—	(2,264)	22,067
Other	(650)	1,351	25,904	(26,267)	338
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	7,580	(14,813)	(36,373)	1	(43,605)
Deferred revenue	(116)	(533)	(460)	10	(1,099)

Net cash provided by (used in) operating activities	(23,436)	26,630	39,447	(23,404)	19,237

Cash flows from investing activities:
Proceeds from sales of assets	—	38,817	794	—	39,611
Investment in and net advances to unconsolidated affiliates	712	(23,845)	(1,016)	23,133	(1,016)
Intercompany advances	1,261	—	—	(1,261)	—
Decrease (increase) in restricted cash	—	40	(2,669)	—	(2,629)
Capital expenditures	(371)	(24,555)	(25,022)	271	(49,677)
Other	—	—	(3,582)	—	(3,582)

Net cash provided by (used in) investing activities	1,602	(9,543)	(31,495)	22,143	(17,293)

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	43,000	—	(16,027)	—	26,973
Proceeds from revolving notes with maturities longer than 90 days	—	—	31,847	—	31,847
Repayment of revolving notes with maturities longer than 90 days	—	—	(26,877)	—	(26,877)
Intercompany advances	16,374	(15,274)	(2,361)	1,261	—
Repayments of notes payable	(52,868)	(3,069)	(1,655)	—	(57,592)
Investment by joint venture partner	—	—	2,577	—	2,577
Excess tax benefit from restricted stock awards	777	—	—	—	777
Other	(8)	—	—	—	(8)

Net cash provided by (used in) financing activities	7,275	(18,343)	(12,496)	1,261	(22,303)

Effect of exchange rate changes	4	1,018	(2,628)	—	(1,606)
Increase (decrease) in cash and cash equivalents	(14,555)	(238)	(7,172)	—	(21,965)
Cash and cash equivalents
Beginning of period	34,323	294	18,954	—	53,571

End of period	$19,768	$56	$11,782	$—	$31,606

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

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the three months ended May 31, 2012

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$240,773	$288,085	$(163,928)	$364,930
Wheels, Repair & Parts	—	128,100	—	(2,955)	125,145
Leasing & Services	77	17,785	—	(140)	17,722

	77	386,658	288,085	(167,023)	507,797
Cost of revenue
Manufacturing	—	218,964	270,494	(164,034)	325,424
Wheels, Repair & Parts	—	114,490	—	(2,880)	111,610
Leasing & Services	—	8,845	—	(20)	8,825

	—	342,299	270,494	(166,934)	445,859
Margin	77	44,359	17,591	(89)	61,938
Selling and administrative expense	11,287	8,373	9,124	—	28,784
Net gain on disposition of equipment	—	(2,585)	—	—	(2,585)

Earnings (loss) from operations	(11,210)	38,571	8,467	(89)	35,739
Other costs
Interest and foreign exchange	4,671	968	1,238	(317)	6,560

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(15,881)	37,603	7,229	228	29,179
Income tax (expense) benefit	3,731	(13,604)	1,350	(132)	(8,655)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(12,150)	23,999	8,579	96	20,524
Earnings (loss) from unconsolidated affiliates	30,761	2,334	—	(32,894)	201

Net earnings (loss)	18,611	26,333	8,579	(32,798)	20,725
Net (earnings) loss attributable to noncontrolling interest	506	—	(1,755)	(359)	(1,608)

Net earnings (loss) attributable to Greenbrier	$19,117	$26,333	$6,824	$(33,157)	$19,117

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the nine months ended May 31, 2012

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$646,114	$757,432	$(455,754)	$947,792
Wheels, Repair & Parts	—	372,138	—	(9,350)	362,788
Leasing & Services	824	53,282	—	(505)	53,601

	824	1,071,534	757,432	(465,609)	1,364,181
Cost of revenue
Manufacturing	—	580,775	721,048	(449,359)	852,464
Wheels, Repair & Parts	—	333,356	—	(9,301)	324,055
Leasing & Services	—	27,838	—	(55)	27,783

	—	941,969	721,048	(458,715)	1,204,302
Margin	824	129,565	36,384	(6,894)	159,879
Selling and administrative expense	32,612	21,867	22,519	—	76,998
Net gain on disposition of equipment	—	(8,896)	—	(1)	(8,897)

Earnings (loss) from operations	(31,788)	116,594	13,865	(6,893)	91,778
Other costs
Interest and foreign exchange	14,241	2,749	2,457	(873)	18,574

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(46,029)	113,845	11,408	(6,020)	73,204
Income tax (expense) benefit	17,538	(43,326)	3,016	974	(21,798)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(28,491)	70,519	14,424	(5,046)	51,406
Earnings (loss) from unconsolidated affiliates	79,149	924	—	(80,172)	(99)

Net earnings (loss)	50,658	71,443	14,424	(85,218)	51,307
Net (earnings) loss attributable to noncontrolling interest	645	—	(3,445)	2,796	(4)

Net earnings (loss) attributable to Greenbrier	$51,303	$71,443	$10,979	$(82,422)	$51,303

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the nine months ended May 31, 2012

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$50,658	$71,443	$14,424	$(85,218)	$51,307
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	19,418	(9,262)	(4,381)	(974)	4,801
Depreciation and amortization	2,001	22,657	6,000	(55)	30,603
Net gain on disposition of equipment	—	(8,896)	—	(1)	(8,897)
Accretion of debt discount	2,416	—	—	—	2,416
Stock based compensation expense	6,724	—	—	—	6,724
Other	—	783	7	2,796	3,586
Decrease (increase) in assets
Accounts receivable	12,317	7,793	(10,137)	456	10,429
Inventories	—	1,744	(28,540)	48	(26,748)
Leased railcars for syndication	—	(45,566)	—	2,005	(43,561)
Other	986	(427)	3,277	(5,255)	(1,419)
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	(40,919)	47,734	5,606	(20)	12,401
Deferred revenue	(116)	9,246	2,846	15	11,991

Net cash provided by (used in) operating activities	53,485	97,249	(10,898)	(86,203)	53,633

Cash flows from investing activities:
Proceeds from sales of assets	—	33,253	—	—	33,253
Investment in and net advances to unconsolidated affiliates	(84,403)	(954)	(614)	85,427	(544)
Intercompany advances	3,053	—	—	(3,053)	—
Change in restricted cash	—	254	(4,230)	—	(3,976)
Capital expenditures	(544)	(53,420)	(18,929)	776	(72,117)
Other	—	35	—	—	35

Net cash provided by (used in) investing activities	(81,894)	(20,832)	(23,773)	83,150	(43,349)

Cash flows from financing activities:
Net change in revolving notes with maturities of 90 days or less	(50,000)	—	886	—	(49,114)
Proceeds from revolving notes with maturities longer than 90 days	—	—	56,644	—	56,644
Repayments of revolving notes with maturities longer than 90 days	—	—	(23,573)		(23,573)
Intercompany advances	73,845	(73,995)	(2,903)	3,053	—
Proceeds from notes payable	—	—	2,500	—	2,500
Repayments of notes payable	—	(3,123)	(2,905)	—	(6,028)
Investment by joint venture partner	—	—	410	—	410
Excess tax benefit from restricted stock awards	2,670	—	—	—	2,670

Net cash provided by (used in) financing activities	26,515	(77,118)	31,059	3,053	(16,491)

Effect of exchange rate changes	42	277	581	—	900
Decrease in cash and cash equivalents	(1,852)	(424)	(3,031)	—	(5,307)
Cash and cash equivalents
Beginning of period	33,368	529	16,325	—	50,222

End of period	$31,516	$105	$13,294	$—	$44,915

THE GREENBRIER COMPANIES, INC.

Note 19 – Subsequent Events

Wheels, Repair & Parts Update

As part of the Company’s previously announced plans to enhance margins and improve capital efficiency, subsequent to quarter end, the Company announced its decision to sell or close eight facilities and to implement initiatives to improve profitability and reduce capital employed at six additional facilities within the Company’s Wheels, Repair & Parts segment. The Company also announced the retirement of the president of Greenbrier Rail Services, effective July 1, 2013, and the appointment of new senior managers for the business segment. In connection with these actions, the Company anticipates it will incur pre-tax cash restructuring charges of about $3.0 – 5.0 million over the next 2 – 3 quarters excluding any gains or losses on disposition.

Manufacturing Operations Disruption

During June 2013, the Company experienced a temporary disruption of manufacturing operations at the Company’s manufacturing facility in Sahagun, Mexico, due to an illegal strike of unionized workers who make up a portion of the Company’s work force pursuant to a contract with a third party. The union and the third party reached a financial settlement, which is not expected to have a material impact on the Company’s cost of goods sold. The work stoppage adversely impacted approximately three weeks of the Company’s manufacturing operations, and will result in a reduction in new railcar deliveries for the fourth quarter of up to 150 railcars.

THE GREENBRIER COMPANIES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in three primary business segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. These three business segments are operationally integrated. The Manufacturing segment, operating from facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. The Wheels, Repair & Parts segment performs wheel and axle servicing; railcar repair, refurbishment and maintenance activities; as well as production and reconditioning of a variety of parts for the railroad industry in North America. The Leasing & Services segment owns approximately 9,400 railcars and provides management services for approximately 228,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. We also produce rail castings through an unconsolidated joint venture. Management evaluates segment performance based on margins.

Multi-year supply agreements are a part of rail industry practice. Customer orders may be subject to cancellations or modifications and contain terms and conditions customary in the industry. In most cases, little variation has been experienced between the quantity ordered and the quantity actually delivered.

Our total manufacturing backlog of railcar units as of May 31, 2013 was approximately 14,200 units with an estimated value of $1.57 billion compared to 11,500 units with an estimated value of $1.14 billion as of May 31, 2012. Currently, the entire backlog is expected to be sold to third parties, therefore no orders in our backlog are expected to be placed into our owned lease fleet. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog. Our backlog of railcar units and marine vessels is not necessarily indicative of future results of operations. Subsequent to quarter end we received new railcar orders for 2,100 units valued at $153 million. The new orders referenced are subject to customary documentation and completion of terms.

Marine backlog as of May 31, 2013 was approximately $1.6 million compared to $25.9 million as of May 31, 2012. In addition, we are party to a letter of intent for 15 barges valued at $60 million subject to significant permitting and other conditions.

The results of our annual goodwill impairment test during the quarter indicated that the carrying amount related to Wheels, Repair & Parts was in excess of fair value. As a result, a non-cash impairment loss was recorded to the extent that the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill. A non-cash impairment charge of $76.9 million was recorded for the three and nine months ended May 31, 2013. After the goodwill impairment charge, a balance of $57.4 million remained in goodwill related to Wheels, Repair & Parts as of May 31, 2013.

As part of our previously announced plans to enhance margins and improve capital efficiency, subsequent to quarter end, we announced our decision to sell or close eight facilities and to implement initiatives to improve profitability and reduce capital employed at six additional facilities within our Wheels, Repair & Parts segment. We also announced the retirement of the President of Greenbrier Rail Services, effective July 1, 2013, and the appointment of new senior managers for the business segment. In connection with these actions, we anticipate we will incur pre-tax cash restructuring charges of approximately $3.0 – $5.0 million over the next 2 – 3 quarters excluding any gains or losses on disposition.

During June 2013, we experienced a temporary disruption of manufacturing operations at our manufacturing facility in Sahagun, Mexico, due to an illegal strike of unionized workers who make up a portion of our work force pursuant to a contract with a third party. The union and the third party reached a financial settlement, which is not expected to have a material impact on our cost of goods sold. The work stoppage adversely impacted approximately three weeks of our manufacturing operations, and will result in a reduction in new railcar deliveries for the fourth quarter of up to 150 railcars.

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

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The provisions of Accounting Standards Codification (ASC) 350, Intangibles - Goodwill and Other, require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit with its carrying value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. The second step of the goodwill impairment test is required only when the carrying value of the reporting unit exceeds its fair value as determined in the first step. In the second step we would compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The goodwill balance as of May 31, 2013 of $57.4 million relates to the Wheels, Repair & Parts segment.

THE GREENBRIER COMPANIES, INC.

Results of Operations

Greenbrier operates in three reportable segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. Segment performance is evaluated based on margin. The Company’s integrated business model results in selling and administrative costs being intertwined among the segments. Currently, management does not allocate these costs for either external or internal reporting purposes.

Three Months Ended May 31, 2013 Compared to Three Months Ended May 31, 2012

Overview

Total revenue for the three months ended May 31, 2013 was $433.7 million, a decrease of $74.1 million from revenues of $507.8 million in the prior comparable period. The decrease was primarily the result of lower revenues in the manufacturing segment of our business, partially offset by an increase in our Wheels, Repair & Parts and Leasing & Services segments. Manufacturing segment revenues decreased $80.3 million which was primarily attributed to a lower volume of new railcar deliveries as compared to the prior comparable period.

There was a non-cash goodwill impairment charge of $76.9 million for the three months ended May 31, 2013. Net loss attributable to Greenbrier for the three months ended May 31, 2013 was $56.0 million or $2.10 per diluted common share compared to $19.1 million or $0.61 per diluted common share for the three months ended May 31, 2012.

	Three Months Ended
(In thousands)	May 31, 2013	May 31, 2012
Revenue:
Manufacturing	$284,591	$364,930
Wheels, Repair & Parts	131,167	125,145
Leasing & Services	17,905	17,722

	433,663	507,797
Margin:
Manufacturing	31,231	39,506
Wheels, Repair & Parts	10,691	13,535
Leasing & Services	8,097	8,897

	50,019	61,938
Less unallocated items:
Selling and administrative expense	25,322	28,784
Net gain on disposition of equipment	(5,131)	(2,585)
Interest and foreign exchange	5,905	6,560
Goodwill impairment	76,900	—

Earnings (loss) before income taxes and earnings from unconsolidated affiliates	(52,977)	29,179
Income tax expense	(2,729)	(8,655)

Earnings (loss) before earnings from unconsolidated affiliates	(55,706)	20,524
Earnings from unconsolidated affiliates	82	201

Net earnings (loss)	(55,624)	20,725
Net earnings attributable to noncontrolling interest	(406)	(1,608)

Net earnings (loss) attributable to Greenbrier	$(56,030)	$19,117

Diluted earnings (loss) per common share	$(2.10)	$0.61

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

Manufacturing revenue for the three months ended May 31, 2013 was $284.6 million compared to $364.9 million in the comparable period of the prior year, a decrease of $80.3 million. Railcar unit deliveries, which are the primary source of manufacturing revenue, were approximately 2,500 units in the current period compared to approximately 4,500 units in the prior comparable period. The decrease in revenue was primarily attributed to a lower volume of deliveries as compared to the prior comparable period. These lower deliveries were a result of a change in product mix, inefficiencies with ramping up tank car production, lower than expected demand for certain of our products and lower levels of railcar syndication activity. These factors were partially offset by a higher per unit average selling price as a result of a change in product mix and an increase in marine revenue as compared to the prior comparable period.

Manufacturing margin as a percentage of revenue for the three months ended May 31, 2013 was 11.0% compared to a margin of 10.8% for the three months ended May 31, 2012. The increase in margin as a percentage of revenue was primarily attributed to a favorable change in product mix, partially offset by inefficiencies with ramping up tank car production and lower levels of railcar syndication activity.

Wheels, Repair & Parts Segment

Wheels, Repair & Parts revenue was $131.2 million for the three months ended May 31, 2013 compared to $125.1 million in the comparable period of the prior year. The increase of $6.1 million was primarily attributed to a favorable change in demand and product mix for refurbishment work and the sale of excess inventory. These were partially offset by lower demand for wheel set replacements and a decrease in scrap metal pricing and volumes as compared to the prior comparable period.

Wheels, Repair & Parts margin as a percentage of revenue was 8.2% for the three months ended May 31, 2013 compared to 10.8% for the three months ended May 31, 2012. The decrease in margin as a percentage of revenue was primarily the result of a reduction in efficiencies from operating at lower wheel volumes, inefficiencies at certain underperforming facilities and a change in contracts pertaining to scrap metal dispositions. During the three months ended May 31, 2013, we recorded adjustments to certain balance sheet accounts which related to prior years’ activities. The adjustments related to one of our locations. We determined that those adjustments were not material to either the prior years or the three months ended May 31, 2013. The results for the three months ended May 31, 2013 include a charge of $1.9 million within Cost of revenue in the Consolidated Statements of Operations to correct for the error. These factors were partially offset by a favorable change in parts product mix and the prior comparable period included $0.9 million in costs associated with replacing a number of wheel sets produced at our Mexico City wheel shop which do not conform to American Association of Railroad mounting standards.

Leasing & Services Segment

Leasing & Services revenue was $17.9 million for the three months ended May 31, 2013 compared to $17.7 million for the comparable period of the prior year. The increase of $0.2 million was primarily a result of an increase in management services revenue due to an increase in the number of managed railcars and a settlement on a terminated railcar lease agreement. These were partially offset by lower average volumes of rent-producing leased railcars for syndication.

Leasing & Services margin as a percentage of revenue was 45.2% for the three months ended May 31, 2013 and 50.2% for the three months ended May 31, 2012. The decrease in gross margin as a percentage of revenue was primarily attributed to lower average volumes of rent-producing leased railcars for syndication partially offset by a settlement on a terminated railcar lease agreement.

The percentage of owned units on lease as of May 31, 2013 was 97.9% compared to 95.5% at May 31, 2012.

THE GREENBRIER COMPANIES, INC.

Selling and Administrative Expense

Selling and administrative expense was $25.3 million or 5.8% of revenue for the three months ended May 31, 2013 compared to $28.8 million or 5.7% of revenue for the prior comparable period, a decrease of $3.5 million. The decrease for the three months ended May 31, 2013 compared to the prior comparable period was primarily attributed to a decrease in incentive compensation costs in the current year and nonrecurring legal and audit fees in the prior year associated with the structuring of the syndication of 1,163 railcars referred to in the Variable Interest Entities footnote. Selling and administrative expense includes revenue-based fees paid to our joint venture partner in Mexico which were $1.5 million and $1.9 million for the three months ended May 31, 2013 and 2012.

Net gain on Disposition of Equipment

Net gain on disposition of equipment was $5.1 million for the three months ended May 31, 2013, compared to $2.6 million for the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and manage risk and liquidity.

Goodwill Impairment

The results of our annual goodwill impairment test indicated that the carrying amount related to Wheels, Repair & Parts were in excess of fair value. As a result, a non-cash impairment loss was recorded to the extent that the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill. A non-cash impairment charge of $76.9 million was recorded for the three months ended May 31, 2013.

Other Costs

Interest and foreign exchange expense was comprised of the following:

	Three Months Ended
(In thousands)	May 31, 2013	May 31, 2012	Increase (Decrease)
Interest and foreign exchange:
Interest and other expense	$4,983	$5,679	$(696)
Accretion of convertible debt discount	730	817	(87)
Foreign exchange loss	192	64	128

	$5,905	$6,560	$(655)

The decrease in interest and foreign exchange expense as compared to the prior comparable period was primarily attributed to lower interest expense on lower levels of borrowing.

Income Tax

We had $2.7 million of tax expense for the three months ended May 31, 2013 on a pre-tax loss of $53.0 million as a result of a non-cash goodwill impairment charge of $76.9 million that was largely nondeductible. The provision for income taxes was based on projected consolidated results of operations and geographical mix of earnings for the entire year, which resulted in an estimated 33.8% annual effective tax rate before the impact of the goodwill impairment and other discrete items. Discrete items for the quarter also included return-to-provision adjustments and certain items associated with our Mexican operations. The tax rate may fluctuate from period to period due to changes in the geographical mix of pre-tax earnings and losses and the impact of discrete items.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $0.4 million for the three months ended May 31, 2013 compared to $1.6 million in the prior comparable period. These amounts primarily represent our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The change from the prior comparable period is primarily a result of inefficiencies with ramping up tank car production and changes in the volume of intercompany activity.

THE GREENBRIER COMPANIES, INC.

Nine Months Ended May 31, 2013 Compared to Nine Months Ended May, 2012

Overview

Total revenue for the nine months ended May 31, 2013 was $1.272 billion compared to revenues of $1.364 billion in the prior comparable period. The decrease was primarily the result of lower revenues in the manufacturing segment of our business. Manufacturing segment revenues decreased $83.8 million which was primarily attributed to a lower volume of new railcar deliveries as compared to the prior comparable period.

There was a non-cash goodwill impairment charge of $76.9 million for the nine months ended May 31, 2013. Net loss attributable to Greenbrier for the nine months ended May 31, 2013 was $31.8 million or $1.20 per diluted common share compared to net income of $51.3 million or $1.65 per diluted common share for the nine months ended May 31, 2012.

	Nine Months Ended
(In thousands)	May 31, 2013	May 31, 2012
Revenue:
Manufacturing	$864,006	$947,792
Wheels, Repair & Parts	355,219	362,788
Leasing & Services	52,978	53,601

	1,272,203	1,364,181
Margin:
Manufacturing	89,504	95,328
Wheels, Repair & Parts	30,133	38,733
Leasing & Services	26,436	25,818

	146,073	159,879
Less unallocated items:
Selling and administrative expense	76,364	76,998
Net gain on disposition of equipment	(9,615)	(8,897)
Interest and foreign exchange	18,127	18,574
Goodwill impairment	76,900	—

Earnings (loss) before income taxes and loss from unconsolidated affiliates	(15,703)	73,204
Income tax expense	(12,905)	(21,798)

Earnings (loss) before loss from unconsolidated affiliates	(28,608)	51,406
Loss from unconsolidated affiliates	(63)	(99)

Net earnings (loss)	(28,671)	51,307
Net earnings attributable to noncontrolling interest	(3,093)	(4)

Net earnings (loss) attributable to Greenbrier	$(31,764)	$51,303

Diluted earnings (loss) per common share	$(1.20)	$1.65

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

Manufacturing revenue for the nine months ended May 31, 2013 was $864.0 million compared to $947.8 million in the comparable period of the prior year, a decrease of $83.8 million. Railcar unit deliveries, which are the primary source of manufacturing revenue, were approximately 8,100 units in the current period compared to approximately 11,500 units in the prior comparable period. The decrease in revenue was primarily attributed to a lower volume of deliveries as compared to the prior comparable period. These lower deliveries were a result of a change in product mix, inefficiencies with ramping up tank car production, lower than expected demand for certain of our products and lower levels of syndication activity. These factors were partially offset by a higher per unit average selling price as a result of a change in product mix and an increase in marine revenue as compared to the prior comparable period.

Manufacturing margin as a percentage of revenue for the nine months ended May 31, 2013 was 10.4% compared to a margin of 10.1% for the nine months ended May 31, 2012. The increase in margin as a percentage of revenue was primarily attributed to a favorable change in product mix and a marine barge, which was delivered in the current year, accounted for under the completed contract method. These factors were partially offset by inefficiencies with ramping up tank car production and lower levels of syndication activity.

Wheels, Repair & Parts Segment

Wheels, Repair & Parts revenue was $355.2 million for the nine months ended May 31, 2013 compared to $362.8 million in the comparable period of the prior year. The decrease of $7.6 million was primarily attributed to lower demand for wheel set replacements as compared to the prior year and a decrease in scrap metal pricing and volume. These were partially offset by a favorable change in demand and product mix for refurbishment work.

Wheels, Repair & Parts margin as a percentage of revenue was 8.5% for the nine months ended May 31, 2013 compared to 10.7% for the nine months ended May 31, 2012. The decrease in margin as a percentage of revenue was primarily the result of inefficiencies from operating at lower wheel volumes, inefficiencies at certain underperforming facilities and a change in contracts pertaining to scrap metal dispositions. During the nine months ended May 31, 2013, we recorded adjustments to certain balance sheet accounts related to prior years’ activities. The adjustments related to one of our locations. We determined that those adjustments were not material to either the prior years or the nine months ended May 31, 2013. The results for the nine months ended May 31, 2013 include a charge of $1.9 million within Cost of revenue in the Consolidated Statements of Operations to correct for the error. These were partially offset by a favorable change in parts product mix and the prior comparable period included $0.9 million in costs associated with replacing a number of wheel sets produced at our Mexico City wheel shop which do not conform to American Association of Railroad mounting standards.

Leasing & Services Segment

Leasing & Services revenue was $53.0 million for the nine months ended May 31, 2013 compared to $53.6 million for the comparable period of the prior year. The decrease of $0.6 million was primarily attributed to lower average volumes of rent-producing leased railcars for syndication partially offset by an increase in management services revenue.

Leasing & Services margin as a percentage of revenue was 49.9% for the nine months ended May 31, 2013 and 48.2% for the nine months ended May 31, 2012. The increase in margin as a percentage of revenue was primarily the result of a reduction in the maintenance accrual on terminated maintenance management agreements and a settlement on a terminated railcar lease agreement. These were partially offset by lower average volumes of rent-producing leased railcars for syndication.

Selling and Administrative Expense

Selling and administrative expense was $76.4 million or 6.0% of revenue for the nine months ended May 31, 2013 compared to $77.0 million or 5.6% of revenue for the prior comparable period, a decrease of $0.6 million. The decrease for the nine months ended May 31, 2013 compared to the prior comparable period primarily related to decrease in incentive compensation costs. Selling and administrative expense includes revenue-based fees paid to our joint venture partner in Mexico which were $4.1 million and $4.4 million for the nine months ended May 31, 2013 and 2012.

THE GREENBRIER COMPANIES, INC.

Net gain on Disposition of Equipment

Net gain on disposition of equipment was $9.6 million for the nine months ended May 31, 2013, compared to $8.9 million for the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and manage risk and liquidity.

The current year’s gain primarily included $7.7 million in gains realized on the disposition of leased assets, a $0.6 million other gain and a $1.3 million loss related to the sale of certain assets from our roller bearing operation in Elizabethtown, Kentucky. All of the prior year’s gain was realized on the disposition of leased assets.

Goodwill Impairment

The results of our annual goodwill impairment test indicated that the carrying amount related to Wheels, Repair & Parts were in excess of fair value. As a result, a non-cash impairment loss was recorded to the extent that the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill. A non-cash impairment charge of $76.9 million was recorded for the nine months ended May 31, 2013.

Other Costs

Interest and foreign exchange expense was comprised of the following:

	Nine Months Ended
(In thousands)	May 31, 2013	May 31, 2012	Increase (Decrease)
Interest and foreign exchange:
Interest and other expense	$14,479	$16,828	$(2,349)
Accretion of convertible debt discount	2,455	2,416	39
Foreign exchange (gain) loss	1,193	(670)	1,863

	$18,127	$18,574	$(447)

The decrease in interest and foreign exchange expense as compared to the prior comparable period was primarily attributed to lower interest expense on lower levels of borrowing and from the reversal of interest accruals associated with uncertain tax positions that expired during the year. This was partially offset by a foreign exchange gain in the prior year and a foreign exchange loss in the current year.

Income Tax

We had $12.9 million of tax expense for the nine months ended May 31, 2013 on a pre-tax loss of $15.7 million as a result of a non-cash goodwill impairment charge of $76.9 million that was largely nondeductible. The provision for income taxes was based on projected consolidated results of operations and geographical mix of earnings for the entire year, which resulted in an estimated 33.8% annual effective tax rate before the impact of the goodwill impairment and other discrete items. Discrete items for the nine months also included the reversal of uncertain tax positions, return-to-provision adjustments and certain items associated with our Mexican operations. The tax rate may fluctuate from period to period due to changes in the geographical mix of pre-tax earnings and losses and the impact of discrete items.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $3.1 million for the nine months ended May 31, 2013 compared to a negligible amount in the prior comparable period. These amounts primarily represent our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The change from the prior comparable period is primarily a result of increased sales to third parties and lower intercompany activity in the current period.

THE GREENBRIER COMPANIES, INC.

Liquidity and Capital Resources

	Nine Months Ended
(In thousands)	May 31, 2013	May 31, 2012
Net cash provided by operating activities	$19,237	$53,633
Net cash used in investing activities	(17,293)	(43,349)
Net cash used in financing activities	(22,303)	(16,491)
Effect of exchange rate changes	(1,606)	900

Net decrease in cash and cash equivalents	$(21,965)	$(5,307)

We have been financed through cash generated from operations, borrowings and issuance of stock. At May 31, 2013, cash and cash equivalents were $31.6 million, a decrease of $22.0 million from $53.6 million at August 31, 2012.

Cash provided by operating activities was $19.2 million for the nine months ended May 31, 2013 compared to $53.6 million for the nine months ended May 31, 2012. The change from the prior year was primarily due to a change in the timing of working capital needs and timing of sales of leased railcars for syndication.

Cash used in investing activities, primarily for capital expenditures, was $17.3 million for the nine months ended May 31, 2013 compared to $43.3 million in the prior comparable period.

Capital expenditures totaled $49.7 million for the nine months ended May 31, 2013 and $72.1 million for the nine months ended May 31, 2012. Of these capital expenditures, approximately $15.6 million and $42.5 million were attributable to Leasing & Services operations. Leasing & Services capital expenditures for 2013 are expected to be approximately $16.0 million. Proceeds from sales of leased railcar equipment are expected to be approximately $37.0 million for 2013. We regularly sell assets from our lease fleet. Proceeds from sales of leased railcar equipment were $36.5 million for the nine months ended May 31, 2013 and $33.3 million in the comparable prior period.

Approximately $28.2 million and $21.4 million of capital expenditures for the nine months ended May 31, 2013 and the comparable prior period were attributable to Manufacturing operations. Capital expenditures for Manufacturing operations are expected to be approximately $39.0 million in 2013, which includes $5.0 million to be paid by our joint venture partner in Mexico. These capital expenditures primarily relate to enhancements to existing manufacturing facilities and the addition of new production lines.

Wheels, Repair & Parts capital expenditures for the nine months ended May 31, 2013 and the comparable prior period were $5.9 million and $8.2 million. Capital expenditures are expected to be approximately $7.0 million in 2013 for improvement of existing facilities.

Cash used in financing activities was $22.3 million for the nine months ended May 31, 2013 compared to $16.5 million for the nine months ended May 31, 2012. During the nine months ended May 31, 2013, $25.6 million was utilized in net debt activity. During the nine months ended May 31, 2012, $19.6 million was utilized in net debt activity.

In May 2013, we retired $52.9 million of our $67.8 million outstanding Convertible senior notes (“Notes”), due 2026. As of May 31, 2013, the remaining principal balance of the Notes was $14.9 million.

THE GREENBRIER COMPANIES, INC.

Senior secured credit facilities, consisting of three components, aggregated to $358.5 million as of May 31, 2013.

Available borrowings under our credit facilities are generally limited by defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and interest coverage ratios. We had an aggregate of $258.7 million available to draw down under the committed credit facilities as of May 31, 2013. This amount consisted of $240.2 million available on the North American credit facility and $18.5 million on the European credit facilities as of May 31, 2013.

As of May 31, 2013 a $290.0 million revolving line of credit secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, maturing June 2016, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 2.25% and Prime plus 1.25% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of May 31, 2013 lines of credit totaling $18.5 million secured by certain of our European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.3% to WIBOR plus 1.5%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from December 2013 through June 2015.

As of May 31, 2013 our Mexican joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $20.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture will be able to draw amounts available under this facility through December 2013. The second line of credit provides up to $30.0 million and is fully guaranteed by each of the joint venture partners, including our Company. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through February 2015.

As of May 31, 2013, outstanding borrowings under the senior secured credit facilities consisted of $6.8 million in letters of credit and $43.0 million in revolving notes outstanding under the North American credit facility and $50.0 million outstanding under the Mexican joint venture credit facilities.

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

We may from time to time seek to repurchase or otherwise retire or exchange securities, including outstanding borrowings and equity securities, and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include open market repurchases, unsolicited or solicited privately negotiated transactions or other retirements, repurchases or exchanges. Such repurchases or exchanges, if any, will depend on a number of factors, including, but not limited to, prevailing market conditions, trading levels of our debt and equity securities, our liquidity requirements and contractual restrictions, if applicable.

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

As of May 31, 2013, the Mexican joint venture had $50.2 million of third party debt, of which we have guaranteed approximately $40.1 million. In addition, we, along with our joint venture partner, have committed to contributing $10.0 million to fund capital expenditures to expand production capacity, of which we and our joint venture partner will each contribute 50%. These amounts will be contributed at various intervals from May 31, 2012 to October 31, 2013. As of May 31, 2013, we and our joint venture partner have each contributed $3.9 million.

In accordance with customary business practices in Europe, we have $1.8 million in bank and third party warranty and performance guarantee facilities as of May 31, 2013. To date no amounts have been drawn under these guarantee facilities.

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

THE GREENBRIER COMPANIES, INC.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have operations in Mexico and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At May 31, 2013, $58.9 million of forecast sales in Europe were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At May 31, 2013, net assets of foreign subsidiaries aggregated $47.6 million and a 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in equity of $4.8 million, or 1.2% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $41.9 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At May 31, 2013, 66% of our outstanding debt had fixed rates and 34% had variable rates. At May 31, 2013, a uniform 10% increase in variable interest rates would result in approximately $0.4 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

(a)	List of Exhibits:

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Equity (v) the Consolidated Statements of Cash Flows; (vi) the Notes to Condensed Consolidated Financial Statements.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: July 3, 2013	By:	/s/ Mark J. Rittenbaum
Mark J. Rittenbaum
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 3, 2013	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)