Form 10-K
period 2013-08-31
GREENBRIER COMPANIES INC
filed 2013-10-31
CIK 923120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes          No  X

Aggregate market value of the Registrant’s Common Stock held by non-affiliates as of February 28, 2013 (based on the closing price of such shares on such date) was $495,035,003.

The number of shares outstanding of the Registrant’s Common Stock on October 24, 2013 was 28,073,550, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held on January 8, 2014 are incorporated by reference into Parts II and III of this Report.

THE GREENBRIER COMPANIES, INC.

FORM 10-K

The Greenbrier Companies 2013 Annual Report

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

•	ability to maintain sufficient availability of credit facilities and to maintain compliance with or to obtain appropriate amendments to covenants under various credit agreements;
•	domestic and global economic conditions including such matters as embargoes or quotas;
•	U.S., Mexican and other global political or security conditions including such matters as terrorism, war, civil disruption and crime;
•	growth or reduction in the surface transportation industry;
•	ability to maintain good relationships with our labor force, third party labor providers and collective bargaining units representing our direct and indirect labor force;
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
•

production difficulties and product delivery delays as a result of, among other matters, inefficiencies associated with the start-up of production lines or increased production rates, changing technologies, transfer of production between facilities or non-performance of alliance partners, subcontractors or suppliers;

•	ability to renew or replace expiring customer contracts on satisfactory terms;
•	ability to obtain and execute suitable contracts for leased railcars for syndication;
•	lower than anticipated lease renewal rates, earnings on utilization based leases or residual values for leased equipment;
•	discovery of defects in railcars resulting in increased warranty costs or litigation;
•	resolution or outcome of pending or future litigation and investigations;
•	natural disasters or severe weather patterns that may affect either us, our suppliers or our customers;

The Greenbrier Companies 2013 Annual Report	1

•	loss of business from, or a decline in the financial condition of, any of the principal customers that represent a significant portion of our total revenues;
•

competitive factors, including introduction of competitive products, new entrants into certain of our markets, price pressures, limited customer base, and competitiveness of our manufacturing facilities and products;

•	industry overcapacity and our manufacturing capacity utilization;
•	decreases or write-downs in carrying value of inventory, goodwill, intangibles or other assets due to impairment;
•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;
•	changes in future maintenance or warranty requirements;
•	ability to adjust to the cyclical nature of the industries in which we operate;
•	changes in interest rates and financial impacts from interest rates;
•	ability and cost to maintain and renew operating permits;
•	actions by various regulatory agencies including potential environmental remediation obligations;
•	changes in fuel and/or energy prices;
•	risks associated with our intellectual property rights or those of third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;
•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;
•	availability of a trained work force at a reasonable cost and with reasonable terms of employment;
•	availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;
•	failure to successfully integrate acquired businesses;
•	discovery of previously unknown liabilities associated with acquired businesses;
•	failure of or delay in implementing and using new software or other technologies;
•	the impact of cybersecurity risks and the costs of mitigating and responding to a data security breach;
•

ability to replace maturing lease and management services revenue and earnings with revenue and earnings from new commercial transactions, including new railcar leases, additions to the lease fleet and new management services contracts;

•	credit limitations upon our ability to maintain effective hedging programs; and
•	financial impacts from currency fluctuations and currency hedging activities in our worldwide operations; and
•	changes in legislation and increased costs related to health care.

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

2	The Greenbrier Companies 2013 Annual Report

PART I

Item 1.	BUSINESS

Introduction

We are one of the leading designers, manufacturers and marketers of railroad freight car equipment in North America and Europe, a manufacturer and marketer of marine barges in North America and a leading provider of wheel services, railcar refurbishment and parts, leasing and other services to the railroad and related transportation industries in North America.

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

We operate in three primary business segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. Financial information about our business segments for the years ended August 31, 2013, 2012 and 2011 is located in Note 20 Segment Information to our Consolidated Financial Statements.

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

Products and Services

Manufacturing

North American Railcar Manufacturing - We manufacture a broad array of railcar types in North America, which includes most railcar types other than coal cars. We have demonstrated an ability to capture high market shares in many of the car types we produce. The primary products we produce for the North American market are:

Intermodal Railcars - We manufacture a comprehensive range of intermodal railcars. Our most important intermodal product is our articulated double-stack railcar. The double-stack railcar is designed to transport containers stacked two-high on a single platform. An articulated double-stack railcar is composed of up to five platforms each of which is linked by a common set of wheels and axles. Our comprehensive line of articulated and non-articulated double-stack intermodal railcars offers varying load capacities and configurations. The double-stack railcar provides significant operating and capital savings over other types of intermodal railcars.

Tank Cars - We produce a variety of tank cars that are designed for the transportation of products such as caustic soda, urea ammonium nitrate, vegetable oils, bio-diesel, crude oil, ethanol and various other products for the North American market. We continue to expand our product lines and production rates.

Automotive - We manufacture a full line of railcar equipment specifically designed for the transportation of automotive products. Our automotive offerings include our proprietary Auto-Max railcar, Multi-Max auto rack and flat cars for automotive transportation.

The Greenbrier Companies 2013 Annual Report	3

Conventional Railcars - We produce a wide range of boxcars, which are used in the transport of forest products, automotive, perishables, general merchandise and commodities. We also produce a variety of covered hopper cars for the grain, energy, sand and cement industries as well as gondolas for the steel and metals markets and various other conventional railcar types. Our flat car products include center partition cars for the forest products industry, bulkhead flat cars and solid waste service flat cars.

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

Wheels, Repair & Parts

Wheel Services, Railcar Repair, Refurbishment and Component Parts Manufacturing - We believe we operate the largest independent wheel services, repair, refurbishment and component parts networks in North America, operating in 36 locations. Our wheel shops, operating in 10 locations, provide complete wheel services including reconditioning of wheels and axles in addition to new axle machining and finishing and axle downsizing. Our network of railcar repair and refurbishment shops, operating in 22 locations, performs heavy railcar repair and refurbishment, as well as routine railcar maintenance. We are actively engaged in the repair and refurbishment of railcars for third parties, as well as of our own leased and managed fleet. Our component parts facilities, operating in 4 locations, recondition railcar cushioning units, couplers, yokes, side frames, bolsters and various other parts. We also produce roofs, doors and associated parts for boxcars.

Leasing & Services

Leasing - Our relationships with financial institutions, combined with our ownership of a lease fleet of approximately 8,600 railcars, enables us to offer flexible financing programs including operating leases and “by the mile” leases to our customers. As an equipment owner, we participate principally in the operating lease segment of the market. The majority of our leases are “full service” leases whereby we are responsible for maintenance and administration. Maintenance of the fleet is provided, in part, through our own facilities and engineering and technical staff. Assets from our owned lease fleet are periodically sold to take advantage of market conditions, manage risk and maintain liquidity.

4	The Greenbrier Companies 2013 Annual Report

Management Services - Our management services business offers a broad array of software and services that include railcar maintenance management, railcar accounting services (such as billing and revenue collection, car hire receivable and payable administration), total fleet management (including railcar tracking using proprietary software), administration and railcar remarketing. Frequently, we originate leases of railcars, which are either newly built or refurbished by us, with railroads or shippers, and sell the railcars and attached leases to financial institutions and subsequently provide management services under multi-year agreements. We currently own or provide management services for a fleet of approximately 232,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America.

	Fleet Profile(1) As of August 31, 2013
	Owned Units(2)	Managed Units	Total Units
Customer Profile:
Leasing Companies	423	100,111	100,534
Class I Railroads	2,643	90,006	92,649
Shipping Companies	3,626	18,413	22,039
Non-Class I Railroads	1,199	15,381	16,580
En route to Customer Location	469	–	469
Off-lease	221	–	221

Total Units	8,581	223,911	232,492

(1)	Each platform of a railcar is treated as a separate unit.
(2)	Percent of owned units on lease is 97.4% with an average remaining lease term of 1.3 years. The average age of owned units is 16 years.

Backlog

Multi-year supply agreements are a part of rail industry practice. The following table depicts our reported third party railcar backlog in number of railcars and estimated future revenue value attributable to such backlog, at the dates shown:

	August 31,
	2013	2012	2011
New railcar backlog units(1)	14,400	10,700	15,400
Estimated future revenue value (in millions)(2)	$1,520	$1,200	$1,230
(1)	Each platform of a railcar is treated as a separate unit.
(2)	Subject to change based on finalization of product mix.

Based on current production plans, approximately 10,000 units in the August 31, 2013 backlog are scheduled for delivery in 2014. The balance of the production is scheduled for delivery through 2015. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog. Subsequent to year end we received new railcar orders for 1,700 units valued at approximately $140 million. The new orders referenced are subject to customary documentation and completion of terms.

Marine backlog as of August 31, 2013 was approximately $10 million compared to $25 million as of August 31, 2012. In addition, we were awarded a letter of intent during the fourth quarter of 2012 for 15 barges valued at $60 million subject to significant permitting and other conditions.

Customer orders may be subject to cancellations or modifications and contain terms and conditions customary in the industry. In most cases, little variation has been experienced between the quantity ordered and the quantity actually delivered. Our railcar and marine backlogs are not necessarily indicative of future results of operations.

The Greenbrier Companies 2013 Annual Report	5

Customers

Our customers include railroads, leasing companies, financial institutions, shippers, carriers and transportation companies. We have strong, long-term relationships with many of our customers. We believe that our customers’ preference for high quality products, our technological leadership in developing innovative products and competitive pricing of our railcars have helped us maintain our long-standing relationships with our customers.

In 2013, revenue from two customers, TTX Company (TTX) and Union Pacific Railroad (UP), accounted for approximately 27% of total revenue, 39% of Wheels, Repair & Parts revenue and 25% of Manufacturing revenue. No other customers accounted for greater than 10% of total revenue.

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

Certain materials and components are periodically in short supply which could potentially impact production at our new railcar and refurbishment facilities. In an effort to mitigate shortages and reduce supply chain costs, we have entered into strategic alliances and multi-year arrangements for the global sourcing of certain components, we operate a replacement parts business and we continue to pursue strategic opportunities to protect and enhance our supply chain.

We periodically make advance purchases to avoid possible shortages of material due to capacity limitations of component suppliers and possible price increases. We do not typically enter into binding long-term contracts with suppliers because we rely on established relationships with major suppliers to ensure the availability of raw materials. We have long-term agreements for certain specialty items to help ensure their availability.

In 2013, the top ten suppliers for all inventory purchases accounted for approximately 41% of total purchases. Amsted Rail Company, Inc. accounted for 16% of total inventory purchases in 2013. No other suppliers accounted for more than 10% of total inventory purchases. The Company believes it maintains good relationships with its suppliers.

Competition

There are currently six major railcar manufacturers competing in North America. We compete on the basis of quality, price, reliability of delivery, product design and innovation, reputation and customer service and support.

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

Competition in the wheels, repair and parts business is dependent on the type of product or service provided. There are many competitors in the railcar repair and refurbishment business and an increasing number of competitors in the wheel services and other parts businesses. We believe we are one of the largest non-railroad providers of wheel services and refurbishment services. We compete primarily on the basis of quality, timeliness of delivery, customer service, location of shops, price and engineering expertise.

6	The Greenbrier Companies 2013 Annual Report

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

Through our customer relationships, insights are derived into the potential need for new products and services. Marketing and engineering personnel collaborate to evaluate opportunities and identify and develop new products. For example, we continue to expand our tank car, automotive and covered hopper product offerings in North America. Research and development costs incurred during the years ended August 31, 2013, 2012 and 2011 were $2.0 million, $2.0 million and $3.0 million.

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

Our Portland, Oregon manufacturing facility is located adjacent to the Willamette River. We have entered into a Voluntary Cleanup Agreement with the Oregon Department of Environmental Quality (“DEQ”) in which we agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. We are also conducting groundwater remediation relating to a historical spill on the property that preceded our ownership.

The Greenbrier Companies 2013 Annual Report	7

Portland Harbor Site

The U.S. Environmental Protection Agency (EPA) has classified portions of the river bed of the Portland Harbor, including the portion fronting our manufacturing facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the “Portland Harbor Site”). We, along with more than 140 other parties, have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised us that we may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including us (the “Lower Willamette Group” or “LWG”), have signed an Administrative Order on Consent (“AOC”) to perform a remedial investigation/feasibility study (“RI/FS”) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The EPA-mandated RI/FS is being conducted by the LWG and has cost over $100 million during a 13-year period. We have agreed to initially bear a percentage of the total costs incurred by the LWG in connection with the investigation. Our aggregate expenditure has not been material during the 13-year period. Some or all of any such outlay may be recoverable from other responsible parties. The investigation is expected to continue for at least one more year.

Eighty-three parties, including the State of Oregon and the federal government, have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately 110 additional parties have signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc.et al, US District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has now been stayed by the court, pending completion of the RI/FS. Although, as described below, the draft feasibility study has been submitted, the RI/FS will not be complete until the EPA approves it, which is not likely to occur until at least 2015.

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

We have also signed an Order on Consent with DEQ to finalize the investigation of potential onsite sources of contamination that may have a release pathway to the Willamette River. Interim precautionary measures are also required in the order and those are in the process of being completed. Our aggregate expenditure has not been material during the 13-year period. Some or all of any such outlay may be recoverable from other responsible parties.

8	The Greenbrier Companies 2013 Annual Report

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

Employees

As of August 31, 2013, we had 7,959 full-time employees, consisting of 6,104 employees in Manufacturing, 1,687 in Wheels, Repair & Parts and 168 employees in Leasing & Services and corporate. In Poland, 324 employees are represented by unions. At our Frontera, Mexico joint venture manufacturing facility, 1,721 employees are represented by a union. At our Sahagun, Mexico facility, 1,393 employees are represented by a union. In addition to our own employees, 666 union employees work at our Sahagun, Mexico railcar manufacturing facility under our services agreement with Bombardier Transportation, Inc. At our Wheels, Repair & Parts locations, 42 employees, in Mexico, are represented by unions. We believe that our relations with our employees are generally good.

Additional Information

We are a reporting company and file annual, quarterly, current and special reports, proxy statements and other information with the Securities and Exchange Committee (SEC). Through a link on the Investor Relations section of our website, http://www.gbrx.com, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available free of charge. Copies of our Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter and the Company’s Corporate Governance Guidelines are also available on our web site at http://www.gbrx.com. In addition, each of the reports and documents listed above are available free of charge by contacting our Investor Relations Department at The Greenbrier Companies, Inc., One Centerpointe Drive, Suite 200, Lake Oswego, Oregon 97035.

The Greenbrier Companies 2013 Annual Report	9

Item 1A.	RISK FACTORS

In addition to the risks outlined in this annual report under the heading “Forward-Looking Statements,” as well as other comments included herein regarding risks and uncertainties, the following risk factors should be carefully considered when evaluating our company. Our business, financial condition or financial results could be materially and adversely affected by any of these risks.

Weak economic conditions, financial market volatility and other factors may decrease customer demand for our products and services and negatively impact our business and results of operations.

We rely upon continued demand from our customers for our products and services. Demand is dependent upon the markets for the products and services offered by our customers and the strength and growth of their businesses. A number of our customers operate in cyclical markets which are susceptible to macroeconomic downturns in the U.S. and abroad and may experience significant changes in demand over time.

Weak economic conditions in the U.S. and other parts of the world in recent years have reduced demand from some of our customers for certain products and services we provide. In Europe, the ongoing uncertainty has contributed to growing instability in the European currency and credit markets. Further deterioration of European economic conditions or significant loss of value by the Euro could reduce demand for our products and services.

Discord, conflict, and lack of compromise within and between the executive and legislative branches of the U.S. government relative to federal government budgeting, taxation policies, government expenditures, and U.S. borrowing/debt ceiling limits could adversely affect our business and operating results.

The inability of the legislative and executive branches of the U.S. government to pass in a timely manner a federal government budget, control deficit spending, address tax revenue requirements and effectively manage short and long term U.S. government borrowing, debt ratings, and debt ceiling adjustments could negatively impact U.S. domestic and global financial markets thereby reducing demand by our customers for our products and services thereby reducing our revenues. Similarly, if our suppliers face challenges in obtaining credit, in selling their products, or otherwise in operating their businesses, they may become unable to continue to offer the materials we purchase from them to manufacture our products. These actions could result in reductions in our revenues, increased price competition, or increased operating costs, which could adversely affect our results of operations and financial condition.

During economic downturns or a rising interest rate environment, the cyclical nature of our business results in lower demand for our products and services and reduced revenue.

Our business is cyclical. Overall economic conditions and the purchasing practices of buyers have a significant effect upon our business due to the impact on demand for our products and services. As a result, during downturns, we could operate with a lower level of backlog and may temporarily slow down or halt production at some or all of our facilities. Economic conditions that result in higher interest rates increase the cost of new leasing arrangements, which could cause some of our leasing customers to lease fewer of our railcars or demand shorter lease terms. An economic downturn or increase in interest rates may reduce demand for our products and services, resulting in lower sales volumes, lower prices, lower lease utilization rates and decreased profits.

Some of our employees belong to labor unions and strikes or work stoppages could adversely affect our operations. Union organizing efforts are in process at several of our sites, and those sites could experience disruptions in operations as a result of such activities, or if union representation is implemented at such sites and we are unable to agree with the union on reasonable employment terms, including wages, benefits, and work rules.

We are a party to collective bargaining agreements with various labor unions at some of our operations. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these

10	The Greenbrier Companies 2013 Annual Report

unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot be assured that our relations with our workforce will remain positive. Union organizers are actively working to organize at some of our other facilities. If our workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with lay-offs, shutdowns or reductions in the size and scope of our operations or due to the difficulties of restarting our operations that have been temporarily shuttered.

One of our two manufacturing facilities in Sahagun, Mexico is dependent on certain factors outside of our control. If we experience an interruption of our manufacturing operations in Sahagun, Mexico, our results of operations may be adversely affected.

We operate two manufacturing facilities in Sahagun, Mexico, one of which we own and one which is leased. In the leased facility, we depend on the third party landlord to provide us with labor services for our operations under a services agreement. All of the labor provided by the third party is subject to collective bargaining agreements, over which we have no control. If the third party fails to provide us with the services required by our agreement for any reason, including labor stoppages or strikes or a sale of facilities owned by the third party, our operations could be adversely affected. Additionally, we do not have an agreement to renew the lease on our leased Sahagun, Mexico, manufacturing facility, which expires in November 2014. While we continue to discuss the potential extension of the lease, we are also planning for alternatives to replace the manufacturing capacity of such facility, including potentially through expanding production capacity at our owned facility in Sahagun, Mexico or at other manufacturing sites. If we are unable to obtain sufficient alternative manufacturing capacity, and to transfer production in an efficient manner and without disrupting other operations, we could incur substantial expense and interruption of our manufacturing activities. Any interruption of our manufacturing operations in Mexico could adversely affect our results of operations.

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

A number of factors may influence our performance, including without limitation: fluctuations in the demand for newly manufactured railcars or marine barges; fluctuations in demand for wheels, repair and parts; our ability to adjust to the cyclical nature of the industries in which we operate; delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase the amount of products or services under the contracts as anticipated; our customers may be financially unable to pay for products and services already provided; domestic and global economic conditions including such matters as embargoes or quotas; growth or reduction in the surface transportation industry; steel and specialty component price fluctuations and availability, scrap surcharges, steel scrap prices and other commodity price fluctuations and their impact on product demand and margin; loss of business from, or a decline in the financial condition of, any of the principal customers that represent a significant portion of our total revenues; industry overcapacity and our manufacturing capacity utilization; and other risks, uncertainties and factors. If we are unfavorably affected by any of these factors, our market share, margin and results of operation may be adversely affected.

The Greenbrier Companies 2013 Annual Report	11

Our actual results may differ significantly from our previously announced strategic initiatives.

From time to time, we have released, and may continue to release information in our quarterly earnings releases, quarterly earnings conference calls, or otherwise, regarding our anticipated future performance and goals including our previously announced strategic initiative to enhance margins and improve capital efficiency. Our actual results may differ significantly and we may not be successful in achieving the objectives outlined in our previously announced strategic initiatives. Failure to meet these goals could have a material adverse effect on our trading price or volume of our stock.

A recent train derailment accident in Quebec, Canada could subject us to legal claims and/or result in regulatory changes that adversely impact our business, financial condition and our results of operations.

On July 6, 2013, a train carrying crude oil and operated by Montreal, Main & Atlantic Railway, Inc. derailed in the town of Lac-Mégantic, Quebec, causing severe damage and resulting in a number of human fatalities. We manufacture and lease tank cars for the transport of crude oil and other petroleum products of the type involved in the accident (DOT 111 tank cars). Some of our competitors have been named as defendants in a class action lawsuit alleging wrongful death and negligence claims, and we also could be subject to physical damage and product liability claims, as well as potential penalties and liability under the environmental laws and regulations of Canada and/or Quebec relating to land contamination. If we are subject to such claims and are unsuccessful in resolving them, our business and results of operations could be adversely affected. In addition, U.S., Canadian and railroad industry regulatory authorities are considering various proposals that would restrict or even eliminate the use of DOT 111 cars for the transportation of certain hazardous materials. We are unable to predict what regulatory changes may be made in this regard or even what time period such regulatory changes may become effective. While certain regulatory changes could result in increased levels of refurbishment and/or new tank car manufacturing activity, if we are unable to manage successfully to adapt our business to changing regulations, our business and results of operations could be adversely affected.

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

12	The Greenbrier Companies 2013 Annual Report

if changes in circumstances or the occurrence of events indicates that a potential impairment exists. When changes in circumstances, such as a decline in the market price of our common stock, changes in demand or in the numerous variables associated with the judgments, assumptions and estimates made in assessing the appropriate valuation of goodwill indicate the carrying amount of certain indefinite lived assets may not be recoverable, the assets are evaluated for impairment. Among other things, our assumptions used in the valuation of goodwill, which relate to our Wheels, Repair & Parts segment, include growth of revenue and margins and increased cash flows over time. If actual operating results were to differ from these assumptions, it may result in an impairment of our goodwill. A non-cash impairment charge of $76.9 million ($71.8 million, net of tax) was recorded for the year ended August 31, 2013 which relates to our Wheels, Repair & Parts segment. As of August 31, 2013, we had $57.4 million of goodwill in our Wheels, Repair & Parts segment. Future write-downs of goodwill and intangibles could affect certain of the financial covenants under debt instruments and could restrict our financial flexibility. In the event of goodwill impairment, we may have to test other intangible assets for impairment. Impairment charges to our goodwill or our indefinite lived assets would impact our results of operations.

A change in our product mix due to shifts in demand could have an adverse effect on our profitability.

We manufacture and repair a variety of railcars. The demand for specific types of these railcars and mix of refurbishment work varies from time to time. These shifts in demand could affect our margins and could have an adverse effect on our profitability. Currently a portion of our backlog and railcar demand includes a concentrated product mix of automotive carrying railcars and covered hoppers and tank cars used in energy related transportation. A sudden change in these markets could have an adverse effect on our profitability. For example, a change in environmental regulations, competitive pricing, pipeline capacity and other factors could reduce demand for railcars in the energy transportation industry.

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

The Greenbrier Companies 2013 Annual Report	13

We derive a significant amount of our revenue from a limited number of customers, the loss of or reduction of business from one or more of which could have an adverse effect on our business.

A significant portion of our revenue is generated from a few major customers. Although we have some long-term contractual relationships with our major customers, we cannot be assured that our customers will continue to use our products or services or that they will continue to do so at historical levels. A reduction in the purchase or leasing of our products or a termination of our services by one or more of our major customers could have an adverse effect on our business and operating results.

We rely on limited suppliers for certain components needed in our production. If we are not able to procure specialty components on commercially reasonable terms or on a timely basis, our business, financial condition and results of operations would be adversely affected.

Our manufacturing operations depend in part on our ability to obtain timely deliveries of materials and components in acceptable quantities and quality from our suppliers. In 2013, the top ten suppliers for all inventory purchases accounted for approximately 41% of total purchases. Amsted Rail Company, Inc. accounted for 16% of total inventory purchases in 2013. No other suppliers accounted for more than 10% of total inventory purchases. Certain components of our products, particularly specialized components like castings, bolsters and trucks, are currently available from only a limited number of suppliers. Increases in the number of railcars manufactured have increased the demand for such components and strong demand may cause industry-wide shortages if suppliers are in the process of ramping up production or reach capacity production. Our dependence on a limited number of suppliers involves risks, including limited control over pricing, availability and delivery schedules. If any one or more of our suppliers cease to provide us with sufficient quantities of our components in a timely manner or on terms acceptable to us, or cease to manufacture components of acceptable quality, we could incur disruptions or be limited in our production of our products and we could have to seek alternative sources for these components. We could also incur delays while we attempt to locate and engage alternative qualified suppliers and we might be unable to engage acceptable alternative suppliers on favorable terms, if at all. Any such disruption in our supply of specialized components or increased costs of those components could harm our business and adversely affect our results of operations.

Changes in the credit markets and the financial services industry could negatively impact our business, results of operations, financial condition or liquidity.

The credit markets and the financial services industry continue to experience volatility which may result in tighter availability of credit on more restrictive terms and limit our ability to sell railcar assets to other lessors. Our liquidity, financial condition and results of operations could be negatively impacted if our ability to borrow money to finance operations, obtain credit from trade creditors, offer leasing products to our customers or sell railcar assets to other lessors were to be impaired. In addition, it could also adversely affect our customers’ ability to purchase or pay for products from us or our suppliers’ ability to provide us with product, either of which could negatively affect our business and results of operations.

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

14	The Greenbrier Companies 2013 Annual Report

If we or our joint ventures fail to complete capital expenditure projects on time and within budget, or if these projects, once completed, fail to operate as anticipated, such failure could adversely affect our business, financial condition and results of operations.

From time-to-time, we, or our joint ventures, undertake strategic capital projects in order to enhance, expand and/or upgrade facilities and operational capabilities. We are currently enhancing our manufacturing facilities in Mexico to increase our production capacity. Our ability, and our joint ventures’ ability, to complete these projects on time and within budget, and for us to realize the anticipated increased revenues or otherwise realize acceptable returns on these investments or other strategic capital projects that may be undertaken is subject to a number of risks. Many of these risks are beyond our control, including a variety of market, operational, permitting, and labor related factors. In addition, the cost to implement any given strategic capital project ultimately may prove to be greater than originally anticipated. If we, or our joint ventures, are not able to achieve the anticipated results from the implementation of any of these strategic capital projects, or if unanticipated implementation costs are incurred, our business, financial condition and results of operations may be adversely affected.

The timing of our asset sales and related revenue recognition could cause significant differences in our quarterly results and liquidity.

We may build railcars or marine barges in anticipation of a customer order, or that are leased to a customer and ultimately planned to be sold to a third party. The difference in timing of production and the ultimate sale is subject to risk. In addition, we periodically sell railcars from our own lease fleet and the timing and volume of such sales is difficult to predict. As a result, comparisons of our manufacturing revenue, deliveries, quarterly net gain on disposition of equipment, income and liquidity between quarterly periods within one year and between comparable periods in different years may not be meaningful and should not be relied upon as indicators of our future performance.

We could be unable to remarket leased railcars on favorable terms upon lease termination or realize the expected residual values, which could reduce our revenue and decrease our overall return.

We re-lease or sell railcars we own upon the expiration of existing lease terms. The total rental payments we receive under our operating leases do not fully amortize the acquisition costs of the leased equipment, which exposes us to risks associated with remarketing the railcars. Our ability to remarket leased railcars profitably is dependent upon several factors, including, but not limited to, market and industry conditions, cost of and demand for newer models, costs associated with the refurbishment of the railcars and interest rates. Our inability to re-lease or sell leased railcars on favorable terms could result in reduced revenues and margins or net gain on disposition of equipment and decrease our overall returns.

We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.

Our success depends in part on our ability to attract, retain and motivate senior management and other key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, competitors’ hiring practices, cost reduction activities, and the effectiveness of our compensation programs. Competition for qualified personnel can be very intense. We must continue to recruit, retain and motivate senior management and other key employees sufficient to maintain our current business and support our future projects. We are vulnerable to attrition among our current senior management team and other key employees. A loss of any such personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations. In addition, certain key members of our senior management team are at or nearing retirement age. If we are unsuccessful in our succession planning efforts, the continuity of our business and results of operations could be adversely affected.

The Greenbrier Companies 2013 Annual Report	15

Shortages of skilled labor could adversely affect our operations.

We depend on skilled labor in the manufacture of railcars and marine barges, repair and refurbishment of railcars and provision of wheel services and supply of parts. Some of our facilities are located in areas where demand for skilled laborers often exceeds supply. Shortages of some types of skilled laborers such as welders and machine operators could restrict our ability to maintain or increase production rates, lead to production inefficiencies and increase our labor costs.

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

We are significantly leveraged. As of August 31, 2013, our total debt was approximately $422.1 million, consisting of borrowings under our credit facilities, term loans, notes and capital lease obligations. Our significant indebtedness could have negative consequences to us, and could place us at a competitive disadvantage compared to our less leveraged competitors. It may be difficult for us to satisfy our repayment and other obligations with respect to such indebtedness, and we may not be able to refinance our existing indebtedness as it matures. Our borrowings maturing within the next year include a senior term note with a balloon payment of $81.8 million due in March 2014 and our Mexican joint venture has a $20.0 million line of credit expiring in December 2013. Significant indebtedness may also increase our vulnerability to adverse general economic, industry or competitive developments or conditions and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate. We may be limited in our ability to raise additional capital or obtain additional financing to fund our operations, capital expenditures or other growth initiatives, and other general corporate requirements and may be required to dedicate a significant portion of our cash flow from operations to interest and principal payments on our indebtedness. We are more exposed to the risk of increased interest rates as certain of our borrowings are at variable rates of interest. As a consequence of our level of indebtedness, a significant portion of our cash flow from operations may be dedicated to debt service requirements. In addition, the terms of our revolving credit facility limit our ability to incur additional indebtedness. If we fail to comply with these covenants, a default may occur, in which case the lender could accelerate the debt. We cannot assure you that we would be able to renegotiate, refinance, restructure or otherwise obtain the necessary funds to satisfy the indebtedness or these obligations

16	The Greenbrier Companies 2013 Annual Report

A prolonged decline in the demand for two principal products produced at one of our North American manufacturing facilities may continue to adversely affect our results of operations.

Current demand for our marine barge and intermodal railcar products, which are two of the primary products produced at one of our North American manufacturing facilities, is below historic levels causing this facility to operate at low production rates. This reduced demand may limit our ability to grow, increase pricing pressure on our products, and otherwise adversely affect our financial results. We signed a letter of intent during the fourth quarter of 2012 for certain marine manufacturing business subject to significant permitting and other conditions, but cannot be certain whether such conditions will be met.

Fluctuations in the availability and price of energy, steel and other raw materials, and our fixed price contracts could have an adverse effect on our ability to manufacture and sell our products on a cost-effective basis and could adversely affect our margins and revenue of our Manufacturing and Wheels, Repair and Parts businesses.

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

Decreases in the price of scrap adversely impact our Wheels, Repair & Parts margin and revenue. A portion of our Wheels, Repair & Parts business involves scrapping steel parts and the resulting revenue from such scrap steel increases our margins and revenues. When the price of scrap steel declines, our margins and revenues in such business therefore decrease.

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

The Greenbrier Companies 2013 Annual Report	17

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

In addition to environmental, health and safety laws, the transportation of commodities by railcar raises potential risks in the event of a derailment or other accident. Generally, liability under existing law in the U.S. and Canada for accidents such as derailments depends on the negligence of the party. However, for certain hazardous commodities being shipped, strict liability concepts may apply.

Our Portland, Oregon manufacturing facility is located adjacent to the Willamette River. We have entered into a Voluntary Cleanup Agreement with the DEQ in which we agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. We are also conducting groundwater remediation relating to a historical spill on the property which preceded our ownership.

The U.S. Environmental Protection Agency (EPA) has classified portions of the river bed of the Portland Harbor, including the portion fronting the Company’s manufacturing facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the “Portland Harbor Site”). We, along with more than 140 other parties, have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised us that we may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. We are part of a group that signed an Administrative Order on Consent (“AOC”) to perform a remedial investigation/feasibility study (“RI/FS”) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. We have agreed to initially bear a percentage of the total costs incurred in connection with the investigation. The investigation is expected to continue for at least one more year. We cannot assure that any such costs will be recoverable from third parties.

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

We have also signed an Order on Consent with DEQ to finalize the investigation of potential onsite sources of contamination that may have a release pathway to the Willamette River. Interim precautionary measures are also required in the order and those are in the process of being completed. Our aggregate expenditure has not been material during the 13-year period. Some or all of any such outlay may be recoverable from other responsible parties. However, we cannot assure that any such costs will be recoverable from third parties.

Because these environmental investigations are still underway, sufficient information is currently not available to determine our liability, if any, for the cost of any required remediation of the Portland Harbor Site on our adjacent land or to estimate a range of potential loss. Based on the results of the pending investigations and future assessments of natural resource damages, we may be required to incur costs associated with additional phases of investigation or remedial action, and may be liable for damages to natural resources. In addition, we may be

18	The Greenbrier Companies 2013 Annual Report

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

Updates or changes to our information technology systems may result in problems that could negatively impact our business.

We have information technology systems, comprising hardware, network, software, people, processes and other infrastructure that are important to the operation of our businesses. We continue to evaluate and implement upgrades and changes to information technology systems that support substantially all of our operating and financial functions. We could experience problems in connection with such implementations, including compatibility issues, training requirements, higher than expected implementation costs and other integration challenges and delays. A significant problem with an implementation, integration with other systems or ongoing management and operation of our systems could negatively impact our business by disrupting operations. Such a problem could also have an adverse effect on our ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could have a material adverse effect on our financial reporting system and internal controls and adversely affect our ability to manage our business.

We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks.

Our business employs systems and websites that allow for the storage and transmission of proprietary or confidential information regarding our customers, employees, job applicants and other parties, including financial information, intellectual property and personal identification information. Security breaches and other disruptions could compromise our information, expose us to liability and harm our reputation and business. The steps we take to deter and mitigate these risks may not be successful. We may not have the resources or technical sophistication to anticipate or prevent current or rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts or consultants. Advances in computer capabilities, or other technological developments may result in the technology and security measures used by us to protect transaction or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breach by our employees or by persons with whom we have commercial relationships. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, legal and financial exposure, negative impacts on our customers’ willingness to transact business with us and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

We could have difficulty integrating the operations of any companies that we acquire or joint ventures we enter into, which could adversely affect our results of operations.

The success of our acquisition and joint venture strategy depends upon our ability to successfully complete acquisitions, to enter into joint ventures and integrate any businesses that we acquire into our existing business. The integration of acquired business operations could disrupt our business by causing unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business. The difficulties of integration could be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. In addition, we could be unable to retain key employees or customers of the combined businesses. We could face integration issues pertaining to the internal controls and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates and joint ventures. Any of these items could adversely affect our results of operations.

The Greenbrier Companies 2013 Annual Report	19

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

Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies, could adversely affect our financial results.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Accounting standard setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC, and our independent registered public accounting firm) may amend or even reverse their previous interpretations or positions on how these standards should be applied. In some cases, we could be required to apply a new or revised standard retrospectively, resulting in the revision of prior period financial statements. Changes in accounting standards can be hard to predict and can materially impact how we record and report our financial condition and results of operations.

From time to time we may take tax positions that the Internal Revenue Service may contest.

We have in the past and may in the future take tax positions that the Internal Revenue Service (IRS) may contest. We are required by an IRS regulation to disclose particular tax positions, to the IRS as part of our tax returns for that year and future years. If the IRS successfully contests a tax position that we take, we may be required to pay additional taxes, interest or fines that may adversely affect our results of operation and financial position.

20	The Greenbrier Companies 2013 Annual Report

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

Repercussions from terrorist activities or armed conflict could harm our business.

Terrorist activities, anti-terrorist efforts, and other armed conflict involving the U.S. or its interests abroad may adversely affect the U.S. and global economies, potentially preventing us from meeting our financial and other obligations. In particular, the negative impacts of these events may affect the industries in which we operate. This could result in delays in or cancellations of the purchase of our products or shortages in raw materials, parts, or components. Any of these occurrences could have a material adverse impact on our financial results.

Compliance with recently passed health care legislation and increases in the cost of providing health care plans to our employees may adversely affect our business.

In March 2010, Congress passed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively, the “Acts”). Among other things, the Acts contain provisions that will affect employer-sponsored health care plans, impose excise taxes on certain plans, and reduce the tax benefits available to employers that receive the Medicare Part D subsidy. Nationally, the cost of providing health care plans to a company’s employees has increased at annual rates in excess of inflation. There continues to be uncertainty whether the Acts will increase the cost of employee health plan coverage. Continued significant annual increases in the cost of providing employee health coverage may adversely affect our business and results of operations.

If we are unable to protect our intellectual property and prevent its improper use by third parties or if third parties assert that our products or services infringe their intellectual property rights, our ability to compete in the market may be harmed, and our business and financial condition may be adversely affected.

The protection of our intellectual property is important to our business. We rely on a combination of trademarks, copyrights, patents and trade secrets to protect our intellectual property. However, these protections might be inadequate. Our pending or future trademark, copyright and patent applications might not be approved or, if allowed, might not be sufficiently broad. If our intellectual property rights are not adequately protected we may not be able to commercialize our technologies, products or services and our competitors could commercialize our technologies, which could result in a decrease in our sales and market share and could materially adversely affect our business, financial condition and results of operations. Conversely, third parties might assert that our products, services, or other business activities infringe their patents or other intellectual property rights. Infringement and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm our reputation. Such claims and proceedings can also distract and divert our management and key personnel from other tasks important to the success of our business. In addition, intellectual property litigation or claims could force us to cease selling or using products that incorporate the asserted intellectual property, which would adversely affect our revenues, pay substantial damages for past use of the asserted intellectual property or pay substantial fees to obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all. In the event of an adverse determination in an intellectual property suit or proceeding, or our failure to license essential technology or redesign our products so as not to infringe third party intellectual property rights, our sales could be harmed and our costs could increase, which could materially adversely affect our business, financial condition and results of operations.

The Greenbrier Companies 2013 Annual Report	21

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We operate at the following primary facilities as of August 31, 2013:

Description	Location	Status
Manufacturing Segment

Manufacturing facilities:	Portland, Oregon	Owned
	2 locations in Sahagun, Mexico	Leased — 1 location Owned — 1 location
	Frontera, Mexico	Leased
	3 locations in Poland	Owned

Wheels, Repair & Parts Segment

Wheel, Repair & Parts facilities:	33 locations in the U.S.	Leased — 15 locations Owned — 12 locations Customer premises — 6 locations
	2 locations in Mexico	Leased
	1 location in Canada	Customer premises

Administrative offices:	1 location in the U.S.	Leased

Leasing & Services Segment

Corporate offices, railcar marketing and leasing activities:	Lake Oswego, Oregon	Leased

We believe that our facilities are in good condition and that the facilities, together with anticipated capital improvements and additions, are adequate to meet our operating needs for the foreseeable future. We continually evaluate our Manufacturing and Wheels, Repair & Parts facilities in order to remain competitive and to take advantage of market opportunities.

Item 3.	LEGAL PROCEEDINGS

There is hereby incorporated by reference the information disclosed in Note 23 to Consolidated Financial Statements, Part II, Item 8 of this Form 10-K.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

22	The Greenbrier Companies 2013 Annual Report

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the New York Stock Exchange under the symbol GBX since July 14, 1994. There were approximately 437 holders of record of common stock as of October 24, 2013. The following table shows the reported high and low sales prices of our common stock on the New York Stock Exchange for the fiscal periods indicated.

	High	Low
2013
Fourth quarter	$25.33	$21.10
Third quarter	$25.24	$19.85
Second quarter	$22.51	$15.41
First quarter	$19.19	$13.25
2012
Fourth quarter	$17.60	$13.15
Third quarter	$26.04	$13.10
Second quarter	$26.66	$20.11
First quarter	$23.79	$10.38

Payment of future dividends is at the discretion of the Board of Directors and is reviewed on a regular basis along with other programs to return capital to stockholders. Factors that may be considered in determining whether to declare a dividend may include, but are not limited to, our results of operations and financial condition and our expected future capital expenditures and investments.

In October 2013, the Board of Directors authorized our company to repurchase up to $50 million of our company’s common stock. Under the share buyback program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The share buyback program does not obligate our company to acquire any specific number of shares in any period. The share buyback program expires April 30, 2015, but may be modified, suspended or discontinued at any time without prior notice.

The Greenbrier Companies 2013 Annual Report	23

Performance Graph

The following graph demonstrates a comparison of cumulative total returns for the Company’s Common Stock, the Dow Jones US Industrial Transportation Index and the Standard & Poor’s (S&P) 500 Index. The graph assumes an investment of $100 on August 31, 2008 in each of the Company’s Common Stock and the stocks comprising the indices. Each of the indices assumes that all dividends were reinvested and that the investment was maintained to and including August 31, 2013, the end of the Company’s 2013 fiscal year.

The comparisons in this table are required by the SEC, and therefore, are not intended to forecast or be indicative of possible future performance of our Common Stock.

Equity Compensation Plan Information

Equity Compensation Plan Information is hereby incorporated by reference to the “Equity Compensation Plan Information” table in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s year ended August 31, 2013.

24	The Greenbrier Companies 2013 Annual Report

Item 6.	SELECTED FINANCIAL DATA

YEARS ENDED AUGUST 31,

(In thousands, except unit and per share data)	2013		2012	2011		2010		2009
Statement of Operations Data
Revenue:
Manufacturing	$1,215,734		$1,253,964	$721,102		$295,566		$462,496
Wheels, Repair & Parts	469,222		481,865	452,865		388,434		475,397
Leasing & Services	71,462		71,887	69,323		72,280		78,298

	$1,756,418		$1,807,716	$1,243,290		$756,280	(1)	$1,016,191	(1)

Earnings (loss) from operations	$41,651		$118,788	$67,574		$52,107		$(28,303)

Net earnings (loss) attributable to Greenbrier	$(11,048	)(2)	$58,708	$6,466	(3)	$4,277	(2)(3)	$(56,391	)(2)(3)

Basic earnings (loss) per common share attributable to Greenbrier:	$(0.41)		$2.21	$0.27		$0.23		$(3.35)
Diluted earnings (loss) per common share attributable to Greenbrier:	$(0.41)		$1.91	$0.24		$0.21		$(3.35)
Weighted average common shares outstanding:
Basic	26,678		26,572	24,100		18,585		16,815
Diluted	26,678		33,718	26,501		20,213		16,815
Cash dividends paid per share	$.00		$.00	$.00		$.00		$.12

Balance Sheet Data
Total assets	$1,289,741		$1,384,544	$1,301,655		$1,072,888		$1,048,291
Revolving notes and notes payable	$422,098		$488,834	$519,479		$501,330		$541,190
Total equity	$456,827		$453,645	$375,901		$297,407		$232,450

Other Operating Data
New railcar units delivered	11,600		15,000	9,400		2,500		3,700
New railcar backlog (units)	14,400		10,700	15,400		5,300		13,400	(4)
New railcar backlog (value in millions)	$1,520		$1,200	$1,230		$420		$1,160
Lease fleet:
Units managed	223,911		219,020	215,843		225,223		217,403
Units owned	8,581		10,841	8,684		8,156		8,713

Cash Flow Data
Capital expenditures:
Manufacturing	$37,017		$33,313	$20,016		$8,715		$9,109
Wheels, Repair & Parts	7,492		11,248	20,087		12,215		6,599
Leasing & Services	16,318		73,324	44,199		18,059		23,139

	$60,827		$117,885	$84,302		$38,989		$38,847

Proceeds from sale of assets	$75,338		$33,560	$18,730		$22,978		$15,555

Depreciation and amortization:
Manufacturing	$13,469		$11,754	$9,853		$11,061		$11,471
Wheels, Repair & Parts	12,843		13,265	11,853		11,435		11,885
Leasing & Services	15,135		17,352	16,587		15,015		14,313

	$41,447		$42,371	$38,293		$37,511		$37,669

(1)

Historically, the Company has reported Net gain on disposition of leased equipment as a net amount in Revenue. The Company has changed its financial statement presentation to now report these amounts as a separate line item captioned “Net gain on disposition of equipment”, which is a component of operating income below margin. This change in presentation resulted in a decrease in Revenue and corresponding increase in Net gain on disposition of equipment of $8.2 million and $1.9 million for 2010 and 2009. Such change in presentation did not result in any change to Net earnings (loss) attributable to Greenbrier.

(2)

2013 includes a non-cash goodwill impairment charge of $71.8 million net of tax and a restructuring charge of $1.8 million net of tax. 2010 includes income of $11.9 million net of tax for a special item related to the release of the liability associated with the 2008 de-consolidation of our former Canadian subsidiary. 2009 includes a non-cash goodwill impairment charge of $51.0 million net of tax.

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

(4)	2009 backlog includes 8,500 units subject to fulfillment of certain competitive and contractual conditions and 400 units subject to certain cancellation provisions.

The Greenbrier Companies 2013 Annual Report	25

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We operate in three primary business segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. These three business segments are operationally integrated. The Manufacturing segment, operating from facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, conventional railcars, tank cars, marine vessels and automotive railcar products. The Wheels, Repair & Parts segment performs wheel and axle servicing; railcar repair, refurbishment and maintenance activities; as well as production and reconditioning of a variety of parts for the railroad industry in North America. The Leasing & Services segment owns approximately 8,600 railcars and provides management services for approximately 224,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. We also produce rail castings through an unconsolidated joint venture. Management evaluates segment performance based on margin.

Multi-year supply agreements are a part of rail industry practice. Customer orders may be subject to cancellations or modifications and contain terms and conditions customary in the industry. In most cases, little variation has been experienced between the quantity ordered and the quantity actually delivered.

Our total manufacturing backlog of railcar units as of August 31, 2013 was approximately 14,400 units with an estimated value of $1.52 billion compared to 10,700 units with an estimated value of $1.20 billion as of August 31, 2012. Currently, the entire backlog is expected to be sold to third parties, therefore no orders in our backlog are expected to be placed into our owned lease fleet. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog. Our backlog of railcar units and marine vessels is not necessarily indicative of future results of operations. Subsequent to year end we received new railcar orders for 1,700 units valued at approximately $140 million. The new orders referenced are subject to customary documentation and completion of terms.

Marine backlog as of August 31, 2013 was approximately $10 million compared to $25 million as of August 31, 2012. In addition, during the fourth quarter of 2012 we became party to a letter of intent for 15 barges valued at $60 million subject to significant permitting and other conditions.

During 2013, we implemented a restructuring plan to sell or close certain Wheels, Repair & Parts facilities to enhance margins and improve capital efficiency. Restructuring charges related to this plan were $2.7 million ($1.8 million, net of tax) for the year ended August 31, 2013. We anticipate we will incur additional pre-tax cash restructuring charges of about $2.0 - $3.0 million over the next 2 quarters. This range does not include future non-cash gains or losses from facilities reductions, as these are amounts are not presently determinable.

The results of our annual goodwill impairment test during the third quarter of 2013 indicated that the carrying amount related to Wheels, Repair & Parts was in excess of fair value. As a result, a non-cash impairment loss was recorded to the extent that the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill. A non-cash impairment charge of $76.9 million ($71.8 million, net of tax) was recorded for the year ended August 31, 2013. After the goodwill impairment charge, a balance of $57.4 million remained in goodwill related to Wheels, Repair & Parts as of August 31, 2013.

In October 2013, the Board of Directors authorized our company to repurchase up to $50 million of our company’s common stock. Under the share buyback program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The share buyback program does not obligate our company to acquire any specific number of shares in any period. The share buyback program expires April 30, 2015, but may be modified, suspended or discontinued at any time without prior notice.

26	The Greenbrier Companies 2013 Annual Report

We operate two manufacturing facilities in Sahagun, Mexico, one of which we own and one which is leased. In September 2013, we were notified by the landlord of our leased facility that the landlord does not intend to renew the lease following the expiration of the lease term in November 2014. While we continue to discuss the potential extension of the lease, we are also planning for alternatives to replace the manufacturing capacity of such facility, including potentially through expanding production capacity at our owned facility in Sahagun, Mexico or at other manufacturing sites.

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

Overview

(In thousands)	2013	2012	2011
Revenue:
Manufacturing	$1,215,734	$1,253,964	$721,102
Wheels, Repair & Parts	469,222	481,865	452,865
Leasing & Services	71,462	71,887	69,323

	1,756,418	1,807,716	1,243,290
Margin:
Manufacturing	132,845	131,580	59,975
Wheels, Repair & Parts	37,721	48,324	47,416
Leasing & Services	35,807	34,516	32,140

Segment margin total	206,373	214,420	139,531
Less unallocated items:
Selling and administrative	103,175	104,596	80,326
Net gain on disposition of equipment	(18,072)	(8,964)	(8,369)
Goodwill impairment	76,900	–	–
Restructuring charges	2,719	–	–
Interest and foreign exchange	22,158	24,809	36,992
Loss on extinguishment of debt	–	–	15,657

Earnings before income tax and earnings (loss) from unconsolidated affiliates	19,493	93,979	14,925
Income tax expense	(25,060)	(32,393)	(3,564)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(5,567)	61,586	11,361
Earnings (loss) from unconsolidated affiliates	186	(416)	(2,974)

Net earnings (loss)	(5,381)	61,170	8,387
Net earnings attributable to noncontrolling interest	(5,667)	(2,462)	(1,921)

Net earnings (loss) attributable to Greenbrier	$(11,048)	$58,708	$6,466
Diluted earnings (loss) per common share	$(0.41)	$1.91	$0.24

The decrease in revenue for the year ended August 31, 2013 was primarily the result of a lower volume of deliveries in the Manufacturing segment of our business. The increase in revenue for the year ended August 31, 2012 was primarily the result of higher levels of activity associated with the economic recovery in the freight car market including higher railcar deliveries as a result of increased demand.

The decrease in net earnings for the year ended August 31, 2013 was primarily attributable to a non-cash goodwill impairment charge of $71.8 million, net of tax and restructuring charges of $1.8 million, net of tax. These were partially offset by an increase in gain on disposition of equipment. The increase in net earnings for

The Greenbrier Companies 2013 Annual Report	27

the year ended August 31, 2012 was primarily attributable to an increase in manufacturing margin in 2012 and loss on extinguishment of debt recognized in 2011. These factors were partially offset by higher selling and administrative costs associated with operating at higher production levels in 2012.

Manufacturing Segment

Manufacturing revenue was $1.216 billion, $1.254 billion and $721.1 million for the years ended August 31, 2013, 2012 and 2011. Railcar deliveries, which are the primary source of manufacturing revenue, were 11,600 units in 2013 compared to 15,000 units in 2012 and 9,400 units in 2011. Manufacturing revenue decreased $38.2 million in 2013 compared to 2012 primarily due to a lower volume of deliveries as compared to the prior year. These lower deliveries were a result of a change in product mix to more labor intensive railcar types and lower than expected demand for certain of our products. These factors were partially offset by a higher per unit average selling price as a result of a change in product mix and an increase in marine revenue from the prior year. Manufacturing revenue increased $532.9 million in 2012 compared to 2011 primarily due to higher railcar deliveries as a result of increased demand and a higher per unit average selling price principally due to a change in product mix.

Manufacturing margin as a percentage of revenue was 10.9% in 2013, 10.5% in 2012 and 8.3% in 2011. The increase in 2013 compared to 2012 was primarily the result of a favorable change in product mix and an increase in marine revenue. These factors were partially offset by inefficiencies with ramping up tank car production. The increase in 2012 compared to 2011 was primarily the result of efficiencies from operating at higher production rates and a more favorable pricing environment. In addition, 2011 was impacted by inefficiencies as we ramped up production at idle facilities.

Wheels, Repair & Parts Segment

Wheels, Repair & Parts revenue was $469.2 million, $481.9 million and $452.9 million for the years ended August 31, 2013, 2012 and 2011. The $12.7 million decrease in revenue in 2013 compared to 2012 was primarily the result of lower demand for wheel set replacements and a decrease in scrap metal pricing and volume. These were partially offset by an increase in demand for repair work. The $29.0 million increase in revenue in 2012 compared to 2011 was primarily the result of higher sales volumes of repair and parts due to higher demand.

Wheels, Repair & Parts margin as a percentage of revenue was 8.0% for 2013, 10.0% for 2012 and 10.5% for 2011. The decrease in margin as a percentage of revenue in 2013 compared to 2012 was primarily the result of inefficiencies from operating at lower wheel volumes and inefficiencies at certain underperforming facilities. These were partially offset by a favorable change in parts product mix. During 2013, we recorded adjustments to certain balance sheet accounts which related to prior years’ activities related to our Mexico City facility. The results for the year ended August 31, 2013 included a charge of $1.9 million within Cost of revenue to correct for the error. 2012 included an increase in warranty and related costs associated with replacing a number of wheel sets produced at our Mexico City wheel shop which did not conform to American Association of Railroads mounting standards. The decrease in 2012 compared to 2011 was primarily the result of a change in sales mix, operating inefficiencies in repair and refurbishment as we trained new employees and an increase in warranty and related costs associated with replacing a number of wheel sets produced at our Mexico City wheel shop as previously discussed.

Leasing & Services Segment

Leasing & Services revenue was $71.5 million, $71.9 million and $69.3 million for the years ended August 31, 2013, 2012 and 2011. The $0.4 million decrease in revenue in 2013 compared to 2012 was primarily the result of lower average volumes of rent-producing leased railcars for syndication and a decrease in earnings on mileage utilization leases. These were partially offset by an increase in management services revenue primarily due to the addition of new management service agreements. The $2.6 million increase in revenue in 2012 compared to 2011 was primarily the result of an increase in the size of the owned leased fleet and higher rents earned on increased volumes of leased railcars for syndication, partially offset by the expiration of a certain management services contract in 2011.

28	The Greenbrier Companies 2013 Annual Report

Leasing & Services margin as a percentage of revenue was 50.1% in 2013 compared to 48.0% in 2012 and 46.4% in 2011. The increase in 2013 compared to 2012 was primarily the result of a reduction in the maintenance accrual on terminated maintenance management agreements and a receipt of a settlement on a terminated railcar lease agreement. These were partially offset by lower average volumes of rent-producing leased railcars for syndication. The increase in 2012 compared to 2011 was primarily the result of more favorable lease rates and higher rents earned on increased volumes of leased railcars for syndication, which was partially offset by the expiration of a certain management services contract in 2011.

The percentage of owned units on lease as of August 31, 2013 was 97.4% compared to 93.5% at August 31, 2012 and 95.7% at August 31, 2011.

Selling and Administrative

Selling and administrative expense was $103.2 million, or 5.9% of revenue for the year ended August 31, 2013, $104.6 million, or 5.8% of revenue for the year ended August 31, 2012 and $80.3 million, or 6.5% of revenue, for the year ended August 31, 2011. The $1.4 million decrease in 2013 compared to 2012 was primarily due to a decrease in incentive compensation costs. The $24.3 million increase in 2012 compared to 2011 was primarily due to higher employee related costs including incentive compensation associated with increased levels of activity and profitability. In addition, the revenue-based administrative fees paid to our joint venture partner in Mexico in 2012 increased due to higher activity levels. Revenue-based fees paid to our joint venture partner in Mexico were $5.9 million, $6.3 million and $3.1 million for the years ended August 31, 2013, 2012 and 2011.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $18.1 million, $9.0 million and $8.4 million for the years ended August 31, 2013, 2012 and 2011.

The gain for the year ended August 31, 2013 consists of $19.0 million in gains realized on the disposition of leased assets, a $0.6 million other gain and a $1.5 million loss related to the sale of certain assets from our roller bearing operation in Elizabethtown, Kentucky. The entire gain for the year ended August 31, 2012 was realized on the disposition of leased assets. The gain for the year ended August 31, 2011 consists of $5.1 million gain realized on the disposition of leased assets and a $3.3 million gain on insurance proceeds related to the January 2009 fire at one of our Wheels, Repair & Parts facilities. The increase in gains realized on disposition of leased assets for the year ended August 31, 2013 as compared to prior years reflect refinements of our leasing model as part of our previously announced strategic initiative to liberate capital.

Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and manage risk and liquidity.

Goodwill Impairment

The results of our annual goodwill impairment test during the third quarter of 2013 indicated that the carrying amount related to Wheels, Repair & Parts were in excess of fair value. As a result, a non-cash impairment loss was recorded to the extent that the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill. A non-cash impairment charge of $76.9 million ($71.8 million, net of tax) was recorded for the year ended August 31, 2013. The primary drivers of the impairment charge were lower than expected operating results, changes in forecasted future results, accompanied by a reduction in observed market multiples.

Restructuring Charges

During 2013, we implemented a restructuring plan to sell or close certain Wheels, Repair & Parts facilities to enhance margins and improve capital efficiency. Restructuring charges related to this plan totaled $2.7 million for the year ended August 31, 2013 and consisted of employee related termination costs, contract termination expenses and other costs. We anticipate we will incur additional pre-tax cash restructuring charges of about $2.0 - $3.0 million over the next 2 quarters. This range does not include future non-cash gains or losses from facilities reductions, as these are amounts are not presently determinable.

The Greenbrier Companies 2013 Annual Report	29

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

(In thousands)	Years ended August 31,		Increase (decrease)
	2013	2012
Interest and foreign exchange:
Interest and other expense	$19,203	$22,474	$(3,271)
Accretion of convertible debt discount	2,455	3,259	(804)
Foreign exchange (gain) loss	500	(924)	1,424

	$22,158	$24,809	$(2,651)

Interest and other expense decreased in 2013 from 2012 primarily due to lower interest expense on reduced levels of borrowings and benefit from interest accruals associated with uncertain tax positions that expired during the year. This was partially offset by a foreign exchange gain in the prior year and a foreign exchange loss in the current year.

Interest and foreign exchange expense was composed of the following:

(In thousands)	Years ended August 31,		Increase (decrease)
	2012	2011
Interest and foreign exchange:
Interest and other expense	$22,474	$30,155	$(7,681)
Accretion of term loan debt discount	–	3,564	(3,564)
Accretion of convertible debt discount	3,259	3,021	238
Foreign exchange (gain) loss	(924)	252	(1,176)

	$24,809	$36,992	$(12,183)

Interest and other expense decreased in 2012 from 2011 primarily due to lower interest rates from refinancing certain indebtedness. In 2011, we repaid $235.0 million of 8.375% senior unsecured loans and replaced it with $230.0 million of 3.5% convertible debt. The accretion of term loan debt discount in 2011 was due to the expensing of unamortized debt discount that was fully amortized in 2011.

Loss on Extinguishment of Debt

The results of operations for the year ended August 31, 2011 included a loss on extinguishment of debt of $15.7 million associated with the write-off of unamortized debt issuance costs of $2.9 million and prepayment premiums and other costs of $7.2 million due to the full retirement of $235.0 million of senior unsecured notes and the write-off of unamortized loan fees of $1.7 million and a debt discount of $3.9 million due to the full retirement of a $71.8 million term loan.

Income Tax

In 2013 our tax expense was $25.1 million on $19.5 million of pre-tax earnings. Results include a goodwill impairment charge of $76.9 million that was largely nondeductible. Excluding the impact of the goodwill impairment charge, the effective tax rate was 30.4%. The decline from an effective tax rate of 34.5% in 2012 was primarily due to a benefit from the reversal of uncertain tax positions in 2013 and a change in the geographical mix of pre-tax earnings and losses from 2012 to 2013.

In 2012 our tax expense was $32.4 million on $94.0 million of pre-tax earnings for an effective tax rate of 34.5%. The fluctuation from the U.S. federal statutory tax rate of 35% was due to the geographical mix of pre-tax earnings and losses, the change in the recognition of deferred tax assets in certain foreign jurisdictions and the

30	The Greenbrier Companies 2013 Annual Report

impact of a restructuring of a foreign subsidiary for tax purposes. In addition, an income tax liability was not recorded on the noncontrolling interest earnings of $1.1 million from a consolidated subsidiary that is a “flow through entity” only taxed at the owner’s level. The increase in the effective tax rate in 2012 from 2011 was primarily due to the change in geographical mix of pre-tax earnings.

In 2011 our tax expense was $3.6 million on $14.9 million of pre-tax earnings for an effective tax rate of 23.9%. The fluctuation from the U.S. federal statutory tax rate of 35% was due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating results for certain operations with no related tax effect. In addition, an income tax liability was not recorded on the noncontrolling interest earnings of $1.9 million from a consolidated subsidiary that is a “flow through entity” only taxed at the owner’s level.

Earnings (Loss) from Unconsolidated Affiliates

Earnings from unconsolidated affiliates were $0.2 million for the year ended August 31, 2013 and primarily included the results of operations from our castings joint venture. Loss from unconsolidated affiliates was $0.4 million and $3.0 million for the years ended August 31, 2012 and 2011 and included the results of operations from our castings joint venture and from WLR–Greenbrier Rail Inc.

Net Earnings Attributable to Noncontrolling Interest

The years ended August 31, 2013, 2012 and 2011 include net earnings attributable to non-controlling interest of $5.7 million, $2.5 million and $1.9 million which primarily represents our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The changes from year to year are primarily a result of increased sales to third parties and lower intercompany activity.

The Greenbrier Companies 2013 Annual Report	31

Liquidity and Capital Resources

	Years Ended August 31,
(In thousands)	2013	2012	2011
Net cash provided by (used in) operating activities	$104,592	$116,056	$(34,252)
Net cash provided by (used in) investing activities	6,159	(88,947)	(69,264)
Net cash provided by (used in) financing activities	(65,732)	(28,794)	57,991
Effect of exchange rate changes	(1,155)	5,034	(3,117)

Net increase (decrease) in cash and cash equivalents	$43,864	$3,349	$(48,642)

We have been financed through cash generated from operations, borrowings and issuance of stock. At August 31, 2013 cash and cash equivalents was $97.4 million, an increase of $43.8 million from $53.6 million at the prior year end.

Cash provided by operating activities was $104.6 million and $116.1 million for the years ended August 31, 2013 and 2012 compared to cash used in operating activities of $34.3 million for the year ended August 31, 2011. The decrease in 2013 was primarily due to a change in the timing of working capital needs and timing of sales of leased railcars for syndication. The increase in 2012 was primarily due to increased profitability and a change in the timing of working capital needs as a result of working capital management initiatives and build up of working capital in 2011 to prepare for operating at higher production levels in 2012. These factors were partially offset by an increase in leased railcars for syndication expected to be sold in the following year.

Cash provided by (used in) investing activities primarily related to capital expenditures less proceeds from the sale of assets. Cash provided by investing activities for the year ended August 31, 2013 was $6.2 million compared to cash used in investing activities of $88.9 million in 2012 and $69.3 million in 2011.

Capital expenditures totaled $60.8 million, $117.9 million and $84.3 million for the years ended August 31, 2013, 2012 and 2011. Proceeds from the sale of assets, which primarily related to sales of railcars from our lease fleet within Leasing & Services, were approximately $75.3 million, $33.6 million and $18.7 million for the years ended August 31, 2013, 2012 and 2011.

Of these capital expenditures, approximately $16.3 million, $73.3 million and $44.2 million for the years ended August 31, 2013, 2012 and 2011 were attributable to Leasing & Services operations. Leasing & Services capital expenditures for 2014 are expected to be approximately $10.0 million. Proceeds from sales of leased railcar equipment are expected to be approximately $60.0 million for 2014. During the years ended August 31, 2013 and 2012, we transferred $6.4 million and $9.0 million, respectively from Leased railcars for syndication to Equipment on operating leases, net. We regularly sell assets from our lease fleet.

Approximately $37.0 million, $33.3 million and $20.0 million of capital expenditures for the years ended August 31, 2013, 2012 and 2011 were attributable to Manufacturing operations. Capital expenditures for Manufacturing are expected to be approximately $35.0 million in 2014 and primarily relate to enhancements to our manufacturing facilities.

Wheels, Repair & Parts capital expenditures for the years ended August 31, 2013, 2012 and 2011 were $7.5 million, $11.2 million and $20.1 million and are expected to be approximately $10.0 million in 2014 for maintenance and improvement of existing facilities.

Cash used in financing activities was $65.7 million and $28.8 million for the years ended August 31, 2013 and 2012 and primarily relates to the retirement of debt utilizing cash from operations. Cash provided by financing activities of $58.0 million for the year ended August 31, 2011 was primarily attributed to $63.2 million in proceeds from an equity offering.

In May 2013, we retired $52.9 million of our Convertible senior notes (“Notes”), due 2026. As of August 31, 2013, the remaining principal balance of the Notes was $14.9 million.

32	The Greenbrier Companies 2013 Annual Report

Senior secured credit facilities, consisting of three components, aggregated to $358.9 million as of August 31, 2013. We had an aggregate of $303.9 million available to draw down under the committed credit facilities as of August 31, 2013. This amount consists of $283.2 million available on the North American credit facility, $18.9 million on the European credit facilities and $1.8 million on the Mexican joint venture credit facilities as of August 31, 2013.

As of August 31, 2013 a $290.0 million revolving line of credit secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, maturing June 2016, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 2.25% or Prime plus 1.25% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of August 31, 2013, lines of credit totaling $18.9 million secured by certain of our European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.3% to WIBOR plus 1.5%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from December 2013 through June 2015.

As of August 31, 2013 our Mexican joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $20.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture will be able to draw amounts available under this facility through December 2013. This line of credit expires annually and we anticipate renewing it on normal terms prior to expiration. The second line of credit provides up to $30.0 million and is fully guaranteed by each of the joint venture partners, including our Company. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through February 2015.

As of August 31, 2013 outstanding borrowings under the senior secured credit facilities consisted of $6.8 million in letters of credit under the North American credit facility and $48.2 million outstanding under the Mexican joint venture credit facilities.

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

In November 2011, affiliates of WL Ross & Co. LLC (WL Ross) sold 1,482,341 shares of our common stock and in July 2013, sold 431,200 shares of our common stock. The shares sold were acquired by the cashless net exercise of warrants for purchase of our common stock. The warrants were issued in 2009 in connection with a term loan to Greenbrier that was repaid in June 2011. As of August 31, 2013, there are no remaining warrants outstanding to purchase our common stock.

The Greenbrier Companies 2013 Annual Report	33

We have operations in Mexico and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency, we enter into foreign currency forward exchange contracts with established financial institutions to protect the margin on a portion of foreign currency sales in firm backlog primarily in Euro. No provision has been made for credit loss due to counterparty non-performance.

As of August 31, 2013, the Mexican joint venture had $50.4 million of third party debt, of which we have guaranteed approximately $40.2 million. In addition, we, along with our joint venture partner, have committed to contributing $10.0 million to fund the capital expenditures to expand production capacity, of which we and our joint venture partner will each contribute 50%. These amounts will be contributed at various intervals from May 31, 2012 to October 31, 2013. As of August 31, 2013, we and our joint venture partner have each contributed $4.6 million.

In accordance with customary business practices in Europe, we have $2.2 million in bank and third party warranty and performance guarantee facilities as of August 31, 2013. To date no amounts have been drawn under these guarantee facilities.

We expect existing funds and cash generated from operations, together with proceeds from financing activities including borrowings under existing credit facilities and long-term financings, to be sufficient to fund working capital needs, planned capital expenditures and expected debt repayments for the next twelve months.

The following table shows our estimated future contractual cash obligations as of August 31, 2013:

	Years Ending August 31,
(In thousands)	Total	2014	2015	2016	2017	2018	Thereafter
Notes payable	$373,889	$85,147	$42,620	$15,465	$437	$230,220	$–
Interest(1)	44,678	11,280	8,779	8,455	8,088	8,076	–
Revolving notes	48,209	48,209	–	–	–	–	–
Operating leases	20,008	6,710	3,435	2,393	2,184	1,620	3,666
Railcar leases	12,044	5,720	4,867	940	517	–	–
Other	1,103	880	162	57	4	–	–

	$501,108	$158,888	$60,098	$27,310	$11,230	$239,916	$3,666

(1)	A portion of the estimated future cash obligation relates to interest on variable rate borrowings.

Due to uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at August 31, 2013, we are unable to estimate the period of cash settlement with the respective taxing authority. Therefore, approximately $0.8 million in uncertain tax positions have been excluded from the contractual table above. See Note 19 to the Consolidated Financial Statements for a discussion on income taxes.

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

34	The Greenbrier Companies 2013 Annual Report

Income taxes - For financial reporting purposes, income tax expense is estimated based on planned tax return filings. The amounts anticipated to be reported in those filings may change between the time the financial statements are prepared and the time the tax returns are filed. Further, because tax filings are subject to review by taxing authorities, there is also the risk that a position taken in preparation of a tax return may be challenged by a taxing authority. If the taxing authority is successful in asserting a position different than that taken by us, differences in tax expense or between current and deferred tax items may arise in future periods. Such differences, which could have a material impact on our financial statements, would be reflected in the financial statements when management considers them probable of occurring and the amount is reasonably estimable. Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized. Our estimates of the realization of deferred tax assets is based on the information available at the time the financial statements are prepared and may include estimates of future income and other assumptions that are inherently uncertain.

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

Railcars are generally manufactured, repaired or refurbished and wheels and parts produced under firm orders from third parties. Revenue is recognized when these products or services are completed, accepted by an unaffiliated customer and contractual contingencies removed. Certain leases are operated under car hire arrangements whereby revenue is earned based on utilization, car hire rates and terms specified in the lease agreement. Car hire revenue is reported from a third party source two months in arrears; however, such revenue

The Greenbrier Companies 2013 Annual Report	35

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

We sell railcars with leases attached to financial investors. In addition we will often perform management or maintenance services at market rates for these railcars. Pursuant to the guidance in ASC 840-20-40, we evaluate the terms of any remarketing agreements and any contractual provisions that represent retained risk and the level of retained risk based on those provisions. We apply a 10% threshold to determine whether the level of retained risk exceeds 10% of the individual fair value of the railcars delivered. For any contracts with multiple elements (i.e. railcars, maintenance, management services, etc) we allocate revenue among the deliverables primarily based upon objective and reliable evidence of the fair value of each element in the arrangement. If objective and reliable evidence of fair value of any element is not available, we will use the element’s estimated selling price for purposes of allocating the total arrangement consideration among the elements.

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

Goodwill and acquired intangible assets - We periodically acquire businesses in purchase transactions in which the allocation of the purchase price may result in the recognition of goodwill and other intangible assets. The determination of the value of such intangible assets requires management to make estimates and assumptions. These estimates affect the amount of future period amortization and possible impairment charges.

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. When changes in circumstances, such as a decline in the market price of our common stock, changes in demand or in the numerous variables associated with the judgments, assumptions and estimates made in assessing the appropriate valuation of goodwill indicate the carrying amount of certain indefinite lived assets may not be recoverable, the assets are evaluated for impairment. Among other things, our assumptions used in the valuation of goodwill include growth of revenue and margins, market multiples, discount rates and increased cash flows over time. If actual operating results were to differ from these assumptions, it may result in an impairment of our goodwill.

The provisions of Accounting Standards Codification (ASC) 350, Intangibles—Goodwill and Other, require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit with its carrying value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. The second step of the goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In the second step we would compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. A non-cash impairment charge of $76.9 million ($71.8 million, net of tax) was recorded for the

36	The Greenbrier Companies 2013 Annual Report

year ended August 31, 2013 which relates to our Wheels, Repair & Parts segment. The goodwill balance as of August 31, 2013 of $57.4 million relates to the Wheels, Repair & Parts segment.

New Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have operations in Mexico and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At August 31, 2013, $53.4 million of forecast sales in Europe were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At August 31, 2013, net assets of foreign subsidiaries aggregated $51.6 million and a 10% strengthening of the U.S. dollar relative to the foreign currencies would result in a decrease in equity of $5.2 million, or 1.2% of Total equity Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $41.6 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At August 31, 2013, 68% of our outstanding debt has fixed rates and 32% has variable rates. At August 31, 2013, a uniform 10% increase in interest rates would result in approximately $0.2 million of additional annual interest expense.

The Greenbrier Companies 2013 Annual Report	37

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Greenbrier Companies, Inc.

We have audited the accompanying consolidated balance sheets of The Greenbrier Companies, Inc. and subsidiaries (the “Company”) as of August 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the years in the three-year period ended August 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Greenbrier Companies, Inc. and subsidiaries as of August 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 31, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

October 31, 2013

38	The Greenbrier Companies 2013 Annual Report

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

AS OF AUGUST 31,

(In thousands)	2013	2012

Assets
Cash and cash equivalents	$97,435	$53,571
Restricted cash	8,807	6,277
Accounts receivable, net	154,848	146,326
Inventories	316,783	316,741
Leased railcars for syndication	68,480	97,798
Equipment on operating leases, net	305,468	362,968
Property, plant and equipment, net	201,533	182,429
Goodwill	57,416	137,066
Intangibles and other assets, net	78,971	81,368

	$1,289,741	$1,384,544

Liabilities and Equity
Revolving notes	$48,209	$60,755
Accounts payable and accrued liabilities	315,938	329,508
Deferred income taxes	86,040	95,363
Deferred revenue	8,838	17,194
Notes payable	373,889	428,079

Commitments and contingencies (Notes 22 & 23)

Equity: Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	–	–
Common stock - without par value; 50,000 shares authorized; 28,084 and 27,143 outstanding at August 31, 2013 and 2012	–	–
Additional paid-in capital	259,864	252,256
Retained earnings	174,842	185,890
Accumulated other comprehensive loss	(6,504)	(6,369)

Total equity Greenbrier	428,202	431,777
Noncontrolling interest	28,625	21,868

Total equity	456,827	453,645

	$1,289,741	$1,384,544

The accompanying notes are an integral part of these financial statements.

The Greenbrier Companies 2013 Annual Report	39

Consolidated Statements of Operations

YEARS ENDED AUGUST 31,

(In thousands, except per share amounts)	2013	2012	2011
Revenue
Manufacturing	$1,215,734	$1,253,964	$721,102
Wheels, Repair & Parts	469,222	481,865	452,865
Leasing & Services	71,462	71,887	69,323

	1,756,418	1,807,716	1,243,290
Cost of revenue
Manufacturing	1,082,889	1,122,384	661,127
Wheels, Repair & Parts	431,501	433,541	405,449
Leasing & Services	35,655	37,371	37,183

	1,550,045	1,593,296	1,103,759
Margin	206,373	214,420	139,531
Selling and administrative	103,175	104,596	80,326
Net gain on disposition of equipment	(18,072)	(8,964)	(8,369)
Goodwill impairment	76,900	–	–
Restructuring charges	2,719	–	–

Earnings from operations	41,651	118,788	67,574

Other costs
Interest and foreign exchange	22,158	24,809	36,992
Loss on extinguishment of debt	–	–	15,657

Earnings before income tax and earnings (loss) from unconsolidated affiliates	19,493	93,979	14,925
Income tax expense	(25,060)	(32,393)	(3,564)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(5,567)	61,586	11,361
Earnings (loss) from unconsolidated affiliates	186	(416)	(2,974)

Net earnings (loss)	(5,381)	61,170	8,387
Net earnings attributable to noncontrolling interest	(5,667)	(2,462)	(1,921)

Net earnings (loss) attributable to Greenbrier	$(11,048)	$58,708	$6,466

Basic earnings (loss) per common share:	$(0.41)	$2.21	$0.27

Diluted earnings (loss) per common share:	$(0.41)	$1.91	$0.24

Weighted average common shares:
Basic	26,678	26,572	24,100
Diluted	26,678	33,718	26,501

The accompanying notes are an integral part of these financial statements.

40	The Greenbrier Companies 2013 Annual Report

Consolidated Statements of Comprehensive Income (Loss)

YEARS ENDED AUGUST 31,

(In thousands)	2013	2012	2011
Net earnings (loss)	$(5,381)	$61,170	$8,387
Other comprehensive income (loss)
Translation adjustment	1,056	(4,168)	2,205
Reclassification of derivative financial instruments recognized in net earnings (loss)(1)	(561)	4,988	(1,029)
Unrealized gain (loss) on derivative financial instruments(2)	(399)	708	(1,861)
Other (net of tax effect)	(203)	(130)	(6)

	(107)	1,398	(691)

Comprehensive income (loss)	(5,488)	62,568	7,696
Comprehensive income attributable to noncontrolling interest	(5,695)	(2,334)	(1,921)

Comprehensive income (loss) attributable to Greenbrier	$(11,183)	$60,234	$5,775

(1)	Net of tax of effect of $0.3 million, $1.3 million and $0.7 million for the years ended August 31, 2013, 2012 and 2011.
(2)	Net of tax of effect of $0.2 million, $0.3 million and $1.0 million for the years ended August 31, 2013, 2012 and 2011.

The accompanying notes are an integral part of these financial statements.

The Greenbrier Companies 2013 Annual Report	41

Consolidated Statements of Equity

	Attributable to Greenbrier
(In thousands)	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2010	21,875	172,426	120,716	(7,204)	285,938	11,469	297,407
Net earnings	–	–	6,466	–	6,466	1,921	8,387
Other comprehensive loss, net				(691)	(691)	–	(691)
Noncontrolling interest adjustments	–	–	–	–	–	938	938
Net proceeds from equity offering	3,000	62,760	–	–	62,760	–	62,760
Restricted stock awards (net of cancellations and expense)	306	7,197	–	–	7,197	–	7,197
Unamortized restricted stock	–	(7,197)	–	–	(7,197)	–	(7,197)
Restricted stock amortization	–	7,073	–	–	7,073	–	7,073
Stock options exercised	5	27	–	–	27	–	27

Balance August 31, 2011	25,186	242,286	127,182	(7,895)	361,573	14,328	375,901
Net earnings	–	–	58,708	–	58,708	2,462	61,170
Other comprehensive income (loss), net	–	–	–	1,526	1,526	(128)	1,398
Investment by joint venture partner	–	–	–	–	–	1,362	1,362
Noncontrolling interest adjustments	–	–	–	–	–	3,844	3,844
Restricted stock awards (net of cancellations and expense)	461	9,392	–	–	9,392	–	9,392
Unamortized restricted stock	–	(9,392)	–	–	(9,392)	–	(9,392)
Restricted stock amortization	–	8,343	–	–	8,343	–	8,343
Warrants exercised	1,496	–	–	–	–	–	–
Excess tax benefit from restricted stock awards	–	1,627	–	–	1,627	–	1,627

Balance August 31, 2012	27,143	$252,256	$185,890	$(6,369)	$431,777	$21,868	$453,645
Net earnings (loss)	–	–	(11,048)	–	(11,048)	5,667	(5,381)
Other comprehensive income (loss), net	–	–	–	(135)	(135)	28	(107)
Noncontrolling interest adjustments	–	–	–	–	–	(2,144)	(2,144)
Investment by joint venture partner	–	–	–	–	–	3,206	3,206
Restricted stock awards (net of cancellations and expense)	27	8,913	–	–	8,913	–	8,913
Unamortized restricted stock	–	(8,921)	–	–	(8,921)	–	(8,921)
Restricted stock amortization	–	6,716	–	–	6,716	–	6,716
Excess tax benefit from restricted stock awards	–	900	–	–	900	–	900
Warrants exercised	914	–	–	–	–	–	–

Balance August 31, 2013	28,084	$259,864	$174,842	$(6,504)	$428,202	$28,625	$456,827

The accompanying notes are an integral part of these financial statements.

42	The Greenbrier Companies 2013 Annual Report

Consolidated Statements of Cash Flows

YEARS ENDED AUGUST 31,

(In thousands)	2013	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$(5,381)	$61,170	$8,387
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(9,662)	11,617	2,399
Depreciation and amortization	41,447	42,371	38,293
Net gain on disposition of equipment	(18,072)	(8,964)	(5,121)
Accretion of debt discount	2,455	3,259	6,583
Stock based compensation expense	6,302	8,757	7,073
Goodwill impairment	76,900	–	–
Loss on extinguishment of debt (non-cash portion)	–	–	8,453
Other	(1,055)	4,905	(311)
Decrease (increase) in assets:
Accounts receivable	(7,323)	37,763	(96,552)
Inventories	19,045	3,709	(116,866)
Leased railcars for syndication	22,881	(76,071)	(20,839)
Other	969	–	8,863
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(15,429)	16,236	130,673
Deferred revenue	(8,485)	11,304	(5,287)

Net cash provided by (used in) operating activities	104,592	116,056	(34,252)

Cash flows from investing activities:
Proceeds from sales of assets	75,338	33,560	18,730
Capital expenditures	(60,827)	(117,885)	(84,302)
Decrease (increase) in restricted cash	(2,530)	(4,164)	412
Investment in and advances to unconsolidated affiliates	(2,240)	(506)	(2,330)
Other	(3,582)	48	(1,774)

Net cash provided by (used in) investing activities	6,159	(88,947)	(69,264)

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	(16,396)	(57,302)	71,625
Proceeds from revolving notes with maturities longer than 90 days	38,177	63,773	25,159
Repayments of revolving notes with maturities longer than 90 days	(34,966)	(33,934)	(10,000)
Proceeds from issuance of notes payable	2,186	2,750	231,250
Debt issuance costs	–	–	(11,469)
Repayments of notes payable	(58,831)	(7,070)	(311,360)
Proceeds from equity offering	–	–	63,180
Expenses from equity offering	–	–	(420)
Excess tax benefit from restricted stock awards	900	1,627	–
Investment by joint venture partner	3,206	1,362	–
Other	(8)	–	26

Net cash provided by (used in) financing activities	(65,732)	(28,794)	57,991

Effect of exchange rate changes	(1,155)	5,034	(3,117)
Increase (decrease) in cash and cash equivalents	43,864	3,349	(48,642)
Cash and cash equivalents
Beginning of period	53,571	50,222	98,864

End of period	$97,435	$53,571	$50,222

Cash paid during the period for:
Interest	$14,964	$12,737	$27,872
Income taxes, net	$29,680	$8,601	$677
Non-cash activity
Transfer of Leased railcars for syndication to Equipment on operating leases	$6,437	$8,963	$–
Transfer of Equipment on operating leases to Inventories	$17,826	$–	$–
Transfer of Property, plant and equipment, net to Intangibles and other assets, net	$1,856	$–	$–

The accompanying notes are an integral part of these financial statements.

The Greenbrier Companies 2013 Annual Report	43

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations

The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) currently operate in three primary business segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. The three business segments are operationally integrated. With operations in the United States (U.S.), Mexico and Poland, the Manufacturing segment produces double-stack intermodal railcars, conventional railcars, tank cars and marine vessels. The Wheels, Repair & Parts segment performs railcar repair, refurbishment and maintenance activities in North America as well as wheel and axle servicing and production of a variety of parts for the railroad industry. The Leasing & Services segment owns approximately 8,600 railcars and provides management services for approximately 224,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. Greenbrier also produces railcar castings through an unconsolidated joint venture.

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation - The financial statements include the accounts of the Company and its subsidiaries in which it has a controlling interest. All intercompany transactions and balances are eliminated upon consolidation.

Unclassified Balance Sheet - The balance sheets of the Company are presented in an unclassified format as a result of significant leasing activities for which the current or non-current distinction is not relevant. In addition, the activities of the Manufacturing; Wheels, Repair & Parts; and Leasing & Services segments are so intertwined that in the opinion of management, any attempt to separate the respective balance sheet categories would not be meaningful and may lead to the development of misleading conclusions by the reader.

Foreign currency translation - Certain operations outside the U.S., primarily in Poland, prepare financial statements in currencies other than the U.S. dollar. Revenues and expenses are translated at average exchange rates for the year, while assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of equity in other comprehensive income (loss). The foreign currency translation adjustment balances were $4.9 million, $6.0 million and $1.9 million as of August 31, 2013, 2012 and 2011.

Cash and cash equivalents - Cash may temporarily be invested primarily in money market funds. All highly-liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents.

Restricted cash - Restricted cash relates to amounts held in restricted accounts to support a target minimum rate of return as part of an agreement further described in Note 26 – Variable Interest Entities and a pass through account for activity related to management services provided for certain third party customers.

Accounts receivable - Accounts receivable are stated net of allowance for doubtful accounts of $3.9 million and $3.5 million as of August 31, 2013 and 2012.

	As of August 31,
(In thousands)	2013	2012	2011
Allowance for doubtful accounts
Balance at beginning of period	$3,525	$3,913	$3,931
Additions, net of reversals	543	641	351
Usage	(285)	(663)	(673)
Currency translation effect	111	(366)	304

Balance at end of period	$3,894	$3,525	$3,913

Inventories - Inventories are valued at the lower of cost or market primarily using the first-in first-out method. Work-in-process includes material, labor and overhead.

Leased railcars for syndication - Leased railcars for syndication consist of newly-built railcars manufactured at one of the Company’s facilities or railcars purchased from a third party, which have been placed on lease to a

44	The Greenbrier Companies 2013 Annual Report

customer and which the Company intends to sell to an investor with the lease attached. These railcars are not depreciated and are generally anticipated to be sold within six months of delivery of the last railcar or six months from when the Company acquires the railcar from a third party. The Company does not believe any economic value of a railcar is lost in the first six months; therefore the Company does not depreciate these assets. In the event the railcars are not sold, the railcars are transferred to Equipment on operating leases and depreciated.

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

Goodwill - Goodwill is recorded when the purchase price of an acquisition exceeds the fair market value of the net assets acquired. Goodwill is not amortized and is tested for impairment at least annually and more frequently if material changes in events or circumstances arise. This testing compares carrying values to fair values and if the carrying value of these assets is in excess of fair value, the carrying value is reduced to the implied fair value.

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

Impairment of long-lived assets - When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets are evaluated for impairment. If the forecasted undiscounted future cash flows are less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to estimated realizable value is recognized in the current period. No impairment was recorded in the years ended August 31, 2013, 2012 and 2011.

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

The Greenbrier Companies 2013 Annual Report	45

The Company reevaluates these uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision.

Noncontrolling interest - The Company has a joint venture with Grupo Industrial Monclova, S.A. (GIMSA) that manufactures new railroad freight cars for the North American marketplace at GIMSA’s existing manufacturing facility located in Frontera, Mexico. Each party owns a 50% interest in the joint venture. The financial results of this operation are consolidated for financial reporting purposes as the Company maintains a controlling interest as evidenced by the right to appoint the majority of the board of directors, control over accounting, financing, marketing and engineering, and approval and design of products. The noncontrolling interest reflected in the Company’s consolidated financial statements primarily represents the joint venture partner’s equity in this venture.

Accumulated other comprehensive loss - Accumulated other comprehensive loss, net of tax as appropriate, consisted of the following:

(In thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Pension Adjustment	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance, August 31, 2012	$(93)	$(325)	$(5,951)	$(6,369)
2013 activity	(960)	(203)	1,028	(135)

Balance, August 31, 2013	$(1,053)	$(528)	$(4,923)	$(6,504)

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

The Company sells railcars with leases attached to financial investors. In addition the Company will often perform management or maintenance services at market rates for these railcars. Pursuant to the guidance in ASC 840-20-40, the Company evaluates the terms of any remarketing agreements and any contractual provisions that represent retained risk and the level of retained risk based on those provisions. The Company applies a 10% threshold to determine whether the level of retained risk exceeds 10% of the individual fair value of the rail cars delivered. For any contracts with multiple elements (i.e. railcars, maintenance, management services, etc) the Company allocates revenue among the deliverables primarily based upon objective and reliable evidence of the fair value of each element in the arrangement. If objective and reliable evidence of fair value of any element is not available, the company will use its estimated selling price for purposes of allocating the total arrangement consideration among the elements.

46	The Greenbrier Companies 2013 Annual Report

Interest and foreign exchange - Includes foreign exchange gains and losses, amortization of loan fee expense, accretion of debt discounts and external interest expense.

	Years ended August 31,
(In thousands)	2013	2012	2011
Interest and foreign exchange:
Interest and other expense	$19,203	$22,474	$30,155
Accretion of term loan debt discount	–	–	3,564
Accretion of convertible debt discount	2,455	3,259	3,021
Foreign exchange (gain) loss	500	(924)	252

	$22,158	$24,809	$36,992

Research and development - Research and development costs are expensed as incurred. Research and development costs incurred for new product development during the years ended August 31, 2013, 2012 and 2011 were $2.0 million, $2.0 million and $3.0 million.

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

Net earnings per share - Basic earnings per common share (EPS) excludes the potential dilution that would occur if additional shares were issued upon exercise of outstanding warrants or conversion of bonds. Restricted share grants are treated as outstanding when issued and restricted stock units are not treated as outstanding when issued. Restricted share grants and restricted stock units are included in weighted average basic common shares outstanding when calculating EPS when the Company is in a net earnings position.

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

Stock-based compensation - The value, at the date of grant, of stock awarded under restricted share grants and restricted stock unit grants is amortized as compensation expense over the lesser of the vesting period of one to five years or to the recipients eligible retirement date. Compensation expense recognized related to restricted stock for the years ended August 31, 2013, 2012 and 2011 was $6.3 million, $8.8 million and $7.1 million and was recorded in Selling and administrative on the Consolidated Statements of Operations.

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

The Greenbrier Companies 2013 Annual Report	47

Initial Adoption of Accounting Policies - In the first quarter of 2013, the Company adopted an accounting standard update that increased the prominence of items reported in other comprehensive income. The standard eliminated the option of presenting other comprehensive income as part of the statement of equity and instead requires the Company to present other comprehensive income as either a single statement of comprehensive income combined with net income or as two separate but continuous statements. The adoption of this accounting standard update did impact the presentation of other comprehensive income, as the Company has elected to present two separate but consecutive statements, but did not have an impact on the Company’s financial position, results of operations or cash flows.

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

Prospective Accounting Changes - In July 2012, an accounting standard update was issued regarding the testing of indefinite-lived intangible assets for impairment. This update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This update is effective for the Company as of September 1, 2013. This update impacts testing steps only, and therefore adoption will not have an effect on the Company’s Consolidated Financial Statements.

In February 2013, an accounting standard update was issued which amended prior reporting requirements with respect to comprehensive income by requiring additional disclosures about the amounts reclassified out of accumulated other comprehensive loss by component. This update is effective for the Company as of September 1, 2013. As this accounting standard update impacts disclosure only, the adoption of this update is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

Note 3 - Restructuring

During 2013, the Company implemented a restructuring plan to sell or close certain Wheels, Repair & Parts facilities to enhance margins and improve capital efficiency and anticipates completing the restructuring plan during 2014. Restructuring charges related to this plan totaled $2.7 million for the year ended August 31, 2013 and were included in the Consolidated Statement of Operations. All of the restructuring charges for the year ended August 31, 2013 and the restructuring reserve as of August 31, 2013 related to the Company’s Wheels, Repair & Parts segment. The Company anticipates that there will be additional restructuring charges in 2014 as the Company completes the plan.

(In thousands)	Accrual at August 31, 2012	Charged to Expense	Paid or Settled	Accrual at August 31, 2013
Employee termination costs	$–	$1,610	$201	$1,409
Contract termination costs	–	50	50	–
Other costs	–	1,059	760	299

Balance, August 31, 2013	$–	$2,719	$1,011	$1,708

Note 4 - Loss on Extinguishment of Debt

The results of operations for the year ended August 31, 2011 included a loss on extinguishment of debt of $15.7 million associated with the write-off of unamortized debt issuance costs of $2.9 million and prepayment premiums and other costs of $7.2 million due to the full retirement of $235.0 million of senior unsecured notes and the write-off of unamortized loan fees of $1.7 million and a debt discount of $3.9 million due to the full retirement of a $71.8 million term loan.

48	The Greenbrier Companies 2013 Annual Report

Note 5 - Inventories

	As of August 31,
(In thousands)	2013	2012
Manufacturing supplies and raw materials	$217,182	$228,092
Work-in-process	48,990	71,210
Finished goods	54,839	22,571
Excess and obsolete adjustment	(4,228)	(5,132)

	$316,783	$316,741

	As of August 31,
(In thousands)	2013	2012	2011
Excess and obsolete adjustment
Balance at beginning of period	$5,132	$4,450	$4,096
Charge to cost of revenue	2,661	3,042	1,202
Disposition of inventory	(3,614)	(2,210)	(995)
Currency translation effect	49	(150)	147

Balance at end of period	$4,228	$5,132	$4,450

Note 6 - Leased Railcars for Syndication

Leased railcars for syndication consist of newly-built railcars manufactured at one of the Company’s facilities or railcars purchased from a third party, which have been placed on lease to a customer and which the Company intends to sell to an investor with the lease attached. These railcars are not depreciated and are generally anticipated to be sold within six months of delivery of the last railcar or six months from when the Company acquires the railcar from a third party. The Company does not depreciate these railcars because it does not believe any economic value of a railcar is lost in the first six months. In the event the railcars are not sold, the railcars are transferred to Equipment on operating leases and depreciated. As of August 31, 2013 Leased railcars for syndication were $68.5 million compared to $97.8 million as of August 31, 2012.

Note 7 - Equipment on Operating Leases, net

Equipment on operating leases is reported net of accumulated depreciation of $97.8 million and $100.2 million as of August 31, 2013 and 2012. Depreciation expense was $12.0 million, $13.6 million and $12.9 million as of August 31, 2013, 2012 and 2011. In addition, certain railcar equipment leased-in by the Company on operating leases (see Note 22 Lease Commitments) is subleased to customers under non-cancelable operating leases. Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases are as follows:

(In thousands)
Year ending August 31,
2014	$22,793
2015	15,367
2016	7,565
2017	4,113
2018	2,262
Thereafter	2,896

$54,996

Certain equipment is also operated under daily, monthly or car hire utilization arrangements. Associated revenue amounted to $24.3 million, $23.4 million and $18.7 million for the years ended August 31, 2013, 2012 and 2011.

The Greenbrier Companies 2013 Annual Report	49

Note 8 - Property, Plant and Equipment, net

	As of August 31,
(In thousands)	2013	2012
Land and improvements	$36,132	$34,214
Machinery and equipment	233,737	198,141
Buildings and improvements	110,030	94,514
Other	52,094	63,541

	431,993	390,410
Accumulated depreciation	(230,460)	(207,981)

	$201,533	$182,429

Depreciation expense was $25.1 million, $23.3 million and $20.7 million as of August 31, 2013, 2012 and 2011.

Note 9 - Goodwill

Changes in the carrying value of goodwill are as follows:

(In thousands)	Manufacturing	Wheels, Repair & Parts	Leasing & Services	Total
Balance August 31, 2012	$–	$137,066	$–	$137,066
Reductions(1)	–	(2,750)	–	(2,750)
Goodwill impairment(2)	–	(76,900)	–	(76,900)

Balance August 31, 2013	$–	$57,416	$–	$57,416

(1)	Reduction in goodwill relates to the sale of the Company’s roller bearing operations in Elizabethtown, Kentucky.
(2)	Goodwill impairment relates to the non-cash goodwill impairment charge recognized as part of the Company’s annual goodwill impairment analysis as further discussed below.

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

In the second step, the Company compared the implied fair value of goodwill to its carrying value. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities was considered the implied fair value of goodwill. A non-cash impairment loss was recorded to the extent that the carrying amount of the reporting unit goodwill exceeded the implied fair value of that goodwill. The impairment loss was primarily due to a reduction in market multiples for comparable businesses and updated estimated future cash flows. A pre-tax non-cash impairment charge of $76.9 million was recorded for the year ended August 31, 2013 which relates to the Wheels, Repair & Parts segment.

The Company’s goodwill balance as of August 31, 2013 and 2012 related to our Wheels, Repair & Parts segment. The gross goodwill balance before accumulated goodwill impairment losses and other reductions was

50	The Greenbrier Companies 2013 Annual Report

$195.8 million for the years ended August 31, 2013 and 2012. The accumulated goodwill impairment losses were $128.2 million and $51.3 million as of August 31, 2013 and 2012.

Note 10 - Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

	As of August 31,
(In thousands)	2013	2012
Intangible assets subject to amortization:
Customer relationships	$66,288	$66,825
Accumulated amortization	(26,964)	(22,995)
Other intangibles	4,967	4,906
Accumulated amortization	(4,162)	(3,779)

	40,129	44,957

Intangible assets not subject to amortization	912	912
Investment in unconsolidated affiliates	10,739	8,301
Prepaid and other assets	10,601	10,337
Debt issuance costs, net	7,802	10,194
Nonqualified savings plan investments	7,687	6,667
Assets held for sale	1,101	–

	$78,971	$81,368

Amortization expense for the years ended August 31, 2013, 2012 and 2011 was $4.3 million, $5.6 million and $4.7 million. Amortization expense for the years ending August 31, 2014, 2015, 2016, 2017 and 2018 is expected to be $4.0 million, $3.9 million, $3.9 million, $3.8 million and $3.5 million.

Note 11 - Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $358.9 million as of August 31, 2013.

As of August 31, 2013, a $290.0 million revolving line of credit secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans and maturing June 2016, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 2.25% or Prime plus 1.25% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of August 31, 2013, lines of credit totaling $18.9 million secured by certain of the Company’s European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.3% to WIBOR plus 1.5%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from December 2013 through June 2015.

As of August 31, 2013, the Company’s Mexican joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $20.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture will be able to draw amounts available under this facility through December 2013. The second line of credit provides up to $30.0 million and is fully guaranteed by each of the joint venture partners, including the Company. Advances

The Greenbrier Companies 2013 Annual Report	51

under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through February 2015.

As of August 31, 2013, outstanding borrowings under the senior secured credit facilities consisted of $6.8 million in letters of credit under the North American credit facility and $48.2 million outstanding under the Mexican joint venture credit facilities.

As of August 31, 2012, outstanding borrowings under the senior secured credit facilities consisted of $5.6 million in letters of credit under the North American credit facility, $15.8 million outstanding under the European credit facilities and $45.0 million outstanding under the Mexican joint venture credit facilities.

Note 12 - Accounts Payable and Accrued Liabilities

	As of August 31,
(In thousands)	2013	2012
Trade payables	$163,490	$186,639
Other accrued liabilities	70,691	71,677
Accrued payroll and related liabilities	42,047	37,915
Income taxes payable	13,094	9,625
Accrued maintenance	11,420	11,475
Accrued warranty	12,128	9,221
Other	3,068	2,956

	$315,938	$329,508

Note 13 - Maintenance and Warranty Accruals

	As of August 31,
(In thousands)	2013	2012	2011
Accrued maintenance
Balance at beginning of period	$11,475	$10,865	$12,460
Charged to cost of revenue	9,003	10,750	12,034
Payments	(9,058)	(10,140)	(13,629)

Balance at end of period	$11,420	$11,475	$10,865

Accrued warranty
Balance at beginning of period	$9,221	$8,645	$6,304
Charged to cost of revenue	6,157	2,496	3,856
Payments	(3,315)	(1,746)	(1,547)
Currency translation effect	65	(174)	32

Balance at end of period	$12,128	$9,221	$8,645

Note 14 - Notes Payable

	As of August 31,
(In thousands)	2013	2012
Convertible senior notes, due 2018	$230,000	$230,000
Convertible senior notes, due 2026	14,856	67,724
Term loans	128,783	132,553
Other notes payable	250	257

	373,889	430,534
Debt discount on convertible senior notes due 2026, net of accretion	–	(2,455)

	$373,889	$428,079

52	The Greenbrier Companies 2013 Annual Report

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

Convertible senior notes, due 2026, bear interest at a fixed rate of 2.375%, paid semi-annually in arrears on May 15th and November 15th. In May 2013, the Company retired $52.9 million of its then $67.7 million outstanding notes pursuant to a scheduled put option. The Company may be required to also pay contingent interest of 0.375% on the notes in certain circumstances. Greenbrier may redeem all or a portion of the notes at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. On May 15, 2016 and May 15, 2021 or in the event of certain fundamental changes, holders can require the Company to repurchase all or a portion of their notes at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. Payment on the convertible notes is guaranteed by substantially all of the Company’s material domestic subsidiaries. The convertible senior notes are convertible upon the occurrence of specified events into cash and shares, if any, of Greenbrier’s common stock at an initial conversion rate of 20.8125 shares per $1,000 principal amount of the notes (which is equal to an initial conversion price of $48.05 per share). The initial conversion rate is subject to adjustment upon the occurrence of certain events, as defined. The value of the equity component was $14.9 million as of August 31, 2013 and 2012. The debt discount associated with the convertible senior notes was fully accreted using the effective interest rate method through May 2013 and the accretion expense was included in Interest and foreign exchange on the Consolidated Statements of Operations. The pre-tax accretion of the debt discount was $2.5 million, $3.2 million and $3.0 million for the years ended August 31, 2013, 2012 and 2011.

Term loans are primarily composed of:

•

A senior term note with an initial balance of $100.0 million, secured by a pool of leased railcars, maturing in March 2014. The note bears a floating interest rate of LIBOR plus 1% with principal of $0.7 million paid quarterly in arrears and a balloon payment of $81.8 million due at maturity. The principal balance as of August 31, 2013 was $83.1 million. An interest rate swap agreement was entered into, on fifty percent of the initial balance, to swap the floating interest rate of LIBOR plus 1% to a fixed rate of 5.24%. At August 31, 2013, the notional amount of the agreement was $41.6 million and matures in March 2014.

•

A senior term note with an initial balance of $50.0 million, secured by a pool of leased railcars, maturing in May 2015. The note bears a floating interest rate of LIBOR plus 1% with principal of $0.3 million paid quarterly in arrears and a balloon payment of $41.2 million due at maturity. The principal balance as of August 31, 2013 was $43.3 million.

•	Other term loans with an aggregate balance of $2.4 million as of August 31, 2013 and maturity dates ranging from October 2013 to February 2018.

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

The Greenbrier Companies 2013 Annual Report	53

Principal payments on the notes payable are expected as follows:

(In thousands)
Year ending August 31,
2014	$85,147
2015	42,620
2016(1)	15,465
2017	437
2018	230,220
Thereafter	–

$373,889

(1)	The repayment of the $14.9 million of Convertible senior notes due 2026 is assumed to occur in 2016, which is the next date holders can require the Company to repurchase all or a portion of the notes.

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

At August 31, 2013 exchange rates, forward exchange contracts for the purchase of Polish Zloty and the sale of Euro aggregated $53.4 million. Adjusting the foreign currency exchange contracts to the fair value of the cash flow hedges at August 31, 2013 resulted in an unrealized pre-tax loss of $0.3 million that was recorded in accumulated other comprehensive loss. The fair value of the contracts is included in Accounts payable and accrued liabilities when there is a loss, or Accounts receivable when there is a gain, on the Consolidated Balance Sheets. As the contracts mature at various dates through June 2014, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations in Interest and foreign exchange.

At August 31, 2013, an interest rate swap agreement had a notional amount of $41.6 million and matures March 2014. The fair value of this cash flow hedge at August 31, 2013 resulted in an unrealized pre-tax loss of $1.3 million. The loss is included in Accumulated other comprehensive loss and the fair value of the contract is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from accumulated other comprehensive loss and charged or credited to interest expense. At August 31, 2013 interest rates, approximately $1.3 million would be reclassified to interest expense in the next 12 months.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		August 31,			August 31,
		2013	2012		2013	2012
(In thousands)	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$819	$2,703	Accounts payable and accrued liabilities	$342	$182
Interest rate swap contracts	Other assets	–	–	Accounts payable and accrued liabilities	1,250	2,861

		$819	$2,703		$1,592	$3,043

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$223	$141	Accounts payable and accrued liabilities	$40	$102

54	The Greenbrier Companies 2013 Annual Report

The Effect of Derivative Instruments on the Statement of Operations

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivative	Gain (loss) recognized in income on derivative Years ended August 31,
		2013	2012
Foreign forward exchange contract	Interest and foreign exchange	$(204)	$371

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) Years ended August 31,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income (effective portion) Years ended August 31,		Location of gain (loss) in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain recognized on derivative (ineffective portion and amount excluded from effectiveness testing) Years ended August 31,
	2013	2012		2013	2012		2013	2012
Foreign forward exchange contracts	$(570)	$136	Revenue	$1,917	$(4,615)	Interest and foreign exchange	$2,410	$1,403
Interest rate swap contracts	(68)	(153)	Interest and foreign exchange	(1,679)	(1,678)	Interest and foreign exchange	–	–

	$(638)	$(17)		$238	$(6,293)		$2,410	$1,403

Note 16 - Equity

On December 16, 2010, the Company issued 3,000,000 shares of its common stock in an underwritten at-the-market public offering at $21.06 per share, less expenses resulting in net proceeds of $62.8 million.

In January 2011, the stockholders approved the 2010 Amended and Restated Stock Incentive Plan (formerly known as the 2005 Stock Incentive Plan as amended). This plan provides for the grant of incentive stock options, non-statutory stock options, restricted shares, restricted stock units and stock appreciation rights. There are no stock options or stock appreciation rights outstanding as of August 31, 2013. The Company currently grants restricted shares and restricted stock units. Restricted share grants are considered outstanding shares of common stock at the time they are issued. The holders of unvested restricted shares are entitled to voting rights and participation in dividends. The dividends are not forfeitable if the awards are later forfeited prior to vesting. The Company began granting restricted stock units during the year ended August 31, 2013. Shares associated with restricted stock unit awards are not considered legally outstanding shares of common stock until vesting. Restricted stock unit awards, including performance based awards, are entitled to participate in dividends and these awards are considered participating securities and are considered outstanding for earnings per share purposes when the effect is dilutive.

In January 2013, the stockholders approved an amendment to the 2010 Amended and Restated Stock Incentive Plan to increase the total number of shares reserved for issuance by 1,500,000 shares. As a result, the maximum aggregate number of the Company’s common shares authorized for issuance is 4,325,000. On August 31, 2013 there were 1,384,997 shares available for grant compared to 259,650 and 720,047 shares available for grant as of the years ended August 31, 2012 and 2011.

During the years ended August 31, 2013, 2012 and 2011, the Company awarded restricted share and restricted stock unit grants totaling 387,986, 466,680 and 309,380 shares which include performance based grants. As of August 31, 2013, there were a total of 516,495 shares associated with unvested performance based grants. The actual number of shares that will vest associated with performance based grants will vary depending on the Company’s performance. Approximately 535,945 additional shares may be granted if performance based

The Greenbrier Companies 2013 Annual Report	55

restricted share and restricted stock unit awards vest at stretch levels of performance. These additional shares are associated with restricted share and restricted stock unit awards granted during the years ended August 31, 2013, 2012 and 2011. The fair value of awards granted was $9.2 million, $9.5 million and $7.2 million for the years ended August 31, 2013, 2012 and 2011.

The value, at the date of grant, of stock awarded under restricted share grants and restricted stock unit grants are amortized as compensation expense over the lesser of the vesting period of one to five years or to the recipients eligible retirement date. Compensation expense recognized related to restricted share grants and restricted stock unit grants for the years ended August 31, 2013, 2012 and 2011 was $6.3 million, $8.8 million and $7.1 million and was recorded in Selling and administrative on the Consolidated Statements of Operations. Unamortized compensation cost related to restricted stock grants was $12.5 million as of August 31, 2013.

The unvested restricted share and restricted stock unit grants were 913,918 and 903,554 as of August 31, 2013 and 2012. The following table summarizes restricted share and restricted stock unit grant transactions for shares, both vested and unvested, under the 2010 Amended and Restated Stock Incentive Plan:

Shares
Balance at September 1, 2010(1)	1,799,573
Granted	309,380
Forfeited	(4,000)

Balance at August 31, 2011(1)	2,104,953
Granted	466,680
Forfeited	(6,283)

Balance at August 31, 2012(1)	2,565,350
Granted	387,986
Forfeited	(13,333)

Balance at August 31, 2013(1)	2,940,003

(1)	Balance represents cumulative grants net of forfeitures.

At August 31, 2013 there were no options outstanding. The following table summarizes stock option transactions for shares under option and the related weighted average option price:

	Shares	Weighted Average Option Price
Balance at September 1, 2010	5,500	$4.74
Exercised	(5,500)	$4.74

Balance at August 31, 2011	–	$–
Exercised	–	$–

Balance at August 31, 2012	–	$–
Exercised	–	$–

Balance at August 31, 2013	–	$–

56	The Greenbrier Companies 2013 Annual Report

Note 17 - Earnings (Loss) per Share

The shares used in the computation of the Company’s basic and diluted earnings (loss) per common share are reconciled as follows:

	Years ended August 31,
(In thousands)	2013	2012	2011
Weighted average basic common shares outstanding(1)	26,678	26,572	24,100
Dilutive effect of warrants(2)	–	1,101	2,401
Dilutive effect of convertible notes(2)(3)	–	6,045	–

Weighted average diluted common shares outstanding	26,678	33,718	26,501

(1)

Restricted stock grants and restricted stock units, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position. Weighted average basic common shares outstanding exclude 0.9 million shares of unvested restricted stock and restricted stock units for the year ended August 31, 2013 as they are anti-dilutive due to a net loss. No restricted stock or warrants were anti-dilutive for the years ended August 31, 2012 and 2011.

(2)	The dilutive effect of common stock equivalents is excluded from the share calculations for the year ended August 31, 2013 due to a net loss.
(3)

In 2012, the dilutive effect of the 2018 Convertible notes are included as they were considered dilutive under the “if converted” method. In 2011, the dilutive effect of the 2018 Convertible Notes was excluded from the share calculation as it was the less dilutive of the two approaches further discussed below. The dilutive effect of the 2026 Convertible notes was excluded from the share calculations as the stock price for each year presented was less than the initial conversion price of $48.05 and therefore considered anti-dilutive.

Dilutive EPS for the years ended August 31, 2012 and 2011 was calculated using the more dilutive of two approaches. The first approach includes the dilutive effect of outstanding warrants and shares underlying the 2026 Convertible notes in the share count using the treasury stock method. The second approach supplements the first by including the “if converted” effect of the 2018 Convertible notes issued in March 2011. Under the “if converted method” debt issuance and interest costs, both net of tax, associated with the convertible notes are added back to net earnings and the share count is increased by the shares underlying the convertible notes. The 2026 Convertible notes would only be included in the calculation of both approaches if the current stock price is greater than the initial conversion price of $48.05 using the treasury stock method.

Year Ended August 31, 2012
Net earnings attributable to Greenbrier	$58,708
Add back:
Interest and debt issuance costs on the 2018 Convertible notes, net of tax	5,677

Earnings before interest and debt issuance costs on convertible notes	$64,385

Weighted average diluted common shares outstanding	33,718
Diluted earnings per share(1)	$1.91

(1)	Diluted earnings per share was calculated as follows:

Earnings before interest and debt issuance costs on convertible notes

          Weighted average diluted common shares outstanding

Note 18 - Related Party Transactions

On June 10, 2009, the Company entered into a transaction with affiliates of WL Ross & Co., LLC (WL Ross) which provided for a $75.0 million secured term loan, which has subsequently been repaid. In connection with the loan, the Company also entered into a warrant agreement pursuant to which the Company issued warrants to WL Ross and its affiliates to purchase a current total of 3,401,095 shares of the Company’s Common Stock with an exercise price of $5.96 per share. In connection with Victoria McManus’ 3% participation in the WL Ross transaction, WL Ross and its affiliates transferred the right to purchase 101,337 shares of Common Stock under the warrant agreement to Ms. McManus, a director of the Company. As of August 31, 2013, there are no outstanding warrants to purchase shares of the Company’s Common Stock.

Wilbur L. Ross, Jr., founder, Chairman and Chief Executive Officer at WL Ross was a director of the Company through January 2013, and Wendy Teramoto, Senior Vice President at WL Ross, is currently a director of the Company.

The Greenbrier Companies 2013 Annual Report	57

In April 2010, WLR–Greenbrier Rail Inc. (WLR-GBX) was formed and acquired a lease fleet of nearly 4,000 railcars valued at approximately $256.0 million. WLR-GBX is wholly owned by affiliates of WL Ross. The Company paid a $6.1 million contract placement fee to WLR-GBX for the right to perform certain management and advisory services and in exchange will receive management and other fee income and incentive compensation tied to the performance of WLR-GBX. The Company has also paid certain incidental fees and agreed to indemnify WLR-GBX and its affiliates against certain liabilities in connection with such advisory services. Under the management agreement the Company received $0.9 million in fees for each of the years ended August 31, 2013 and 2012 and $0.8 million for the year ended August 31, 2011. The contract placement fee is accounted for under the equity method and is recorded in Intangibles and other assets on the Consolidated Balance Sheet. As a result of losses experienced by WLR-GBX the carrying value of the investment is zero as of August 31, 2013. The Company also leases approximately 400 railcars from the WLR-GBX lease fleet. The Company has paid $3.2 million, $3.1 million and $2.8 million in lease expense for the years ended August 31, 2013, 2012 and 2011, respectively and has future lease commitments totaling $6.1 million.

In March 2012, the Company purchased a 1% interest in three trusts (the “Trusts”). The company accounts for this investment under the equity method of accounting. The Company sold a total of $38.5 million and $61.1 million to the Trusts for the years ended August 31, 2013 and 2012, respectively. See Note 26 – Variable Interest Entities for additional information.

In May 2013, the Company purchased an 8% interest in an entity that owns a portfolio of railcar assets that is leases to third parties. The company accounts for this investment under the equity method of accounting. The Company sold a total of $23.2 million to this entity for the year ended August 31, 2013. See Note 26 – Variable Interest Entities for additional information.

William Furman, Director, President and Chief Executive Officer of the Company, also serves as director of Schnitzer Steel Industries, Inc. (Schnitzer). In the normal course of business, the Company sells scrap metal to Schnitzer. During the years ended August 31, 2013, 2012 and 2011, the Company sold scrap metal to Schnitzer totaling $8.0 million, $9.2 million and $7.3 million, respectively.

Mr. Furman is the owner of private aircraft managed by a private independent management company. From time to time, the Company’s business requires charter use of privately-owned aircraft. In such instances, it is possible that charters may be placed with the company that manages Mr. Furman’s aircraft. The Company placed charters with the company that manages Mr. Furman’s aircraft aggregating $0.2 million for each of the years ended August 31, 2013 and 2012 and $10 thousand for the year ended August 31, 2011.

Note 19 - Income Taxes

Components of income tax expense of continuing operations were as follows:

	Years ended August 31,
(In thousands)	2013	2012	2011
Current
Federal	$20,162	$10,750	$(683)
State	2,491	2,783	620
Foreign	11,465	8,548	333

	34,118	22,081	270
Deferred
Federal	(6,597)	19,426	2,956
State	(2,357)	(3,399)	351
Foreign	(134)	(6)	239

	(9,088)	16,021	3,546

Change in valuation allowance	30	(5,710)	(252)

	$25,060	$32,392	$3,564

58	The Greenbrier Companies 2013 Annual Report

Income tax expense is computed at rates different than statutory rates. The reconciliation between effective and statutory tax rates on continuing operations were as follows:

	Years ended August 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(1.2)	(1.9)	4.1
Impact of foreign operations	(19.1)	(2.1)	(2.1)
Change in valuation allowance related to deferred tax asset	1.3	(6.1)	(1.7)
Change in income tax reserve for uncertain tax positions	(7.1)	(0.1)	(0.8)
Reversal of net deferred tax assets related to foreign restructuring	–	1.9	–
Noncontrolling interest in flow through entity	(1.2)	(0.4)	(5.1)
Permanent differences	4.5	5.4	(7.1)
Goodwill impairment	119.0	–	–
Other	(2.6)	2.8	1.6

	128.6%	34.5%	23.9%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities were as follows:

	As of August 31,
(In thousands)	2013	2012
Deferred tax assets:
Contract placement	$2,051	$2,145
Maintenance and warranty accruals	7,963	7,127
Accrued payroll and related liabilities	8,616	13,193
Deferred revenue	4,072	3,702
Inventories and other	8,708	8,449
Derivative instruments and translation adjustment	478	1,132
Investment and asset tax credits	1,324	337
Net operating loss	2,168	8,409

	35,380	44,494
Deferred tax liabilities:
Fixed assets	107,725	111,915
Original issue discount	2,962	12,064
Intangibles	4,792	9,977
Deferred gain on redemption of debt	4,430	4,430
Other	31	36

	119,940	138,422

Valuation allowance	1,480	1,435

Net deferred tax liability	$86,040	$95,363

As of August 31, 2013 the Company has $22.4 million of state net operating loss (NOL) carryforwards that will begin to expire in 2015, $1.3 million of state credit carryforwards that will begin to expire in 2017, and $6.6 million of foreign NOL carryforwards that will begin to expire in 2014. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

During the current year the Company recognized excess tax benefits of $0.3 million from the vesting of restricted stock awards. In addition, previously unrecognized NOL carryforwards created by excess tax benefits of $1.7 million reduced taxes payable in the current year. The utilization of these carryforwards resulted in an increase to stockholders’ equity of $0.6 million.

The Greenbrier Companies 2013 Annual Report	59

The net increase in the valuation allowance for the year ended August 31, 2013 was approximately $45 thousand. The increase in the valuation allowance is primarily due to the increase in state tax credits for which no benefit is provided.

No provision has been made for U.S. income taxes on approximately $31.8 million of cumulative undistributed earnings of certain foreign subsidiaries as the Company plans to reinvest these earnings indefinitely in operations outside the U.S. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in foreign subsidiaries.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years presented:

(In thousands)	2013	2012	2011
Unrecognized Tax Benefit – Opening Balance	$3,720	$3,053	$3,526
Gross increases – tax positions in prior period	511	878	–
Gross decreases – tax positions in prior period	(2,942)	(211)	(233)
Settlements	–	–	(193)
Lapse of statute of limitations	–	–	(47)

Unrecognized Tax Benefit – Ending Balance	$1,289	$3,720	$3,053

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Company is no longer subject to U.S. Federal examination for tax years before 2010, to state and local examinations before 2008, or to foreign examinations before 2007.

Unrecognized tax benefits at August 31, 2013 were $1.1 million of which $0.7 million, if recognized, would affect the effective tax rate. The unrecognized tax benefits at August 31, 2012 were $2.7 million. Accrued interest on reserves for uncertain tax positions as of August 31, 2013 and 2012 were $0.2 million and $1.0 million, respectively. The Company recorded an interest benefit of $0.8 million for changes in the reserves during the year ended August 31, 2013 and interest expense of $0.1 million for changes during the year ended August 31, 2012. The Company had not accrued any penalties on the reserves. Interest and penalties related to income taxes are not classified as a component of income tax expense. Benefits from the realization of unrecognized tax benefits for deductible differences attributable to ordinary operations will be recognized as a reduction of income tax expense. The Company does not anticipate a significant decrease in the reserves for uncertain tax positions during the next twelve months.

Note 20 - Segment Information

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

60	The Greenbrier Companies 2013 Annual Report

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

	Years ended August 31,
(In thousands)	2013	2012	2011
Revenue:
Manufacturing	$1,200,613	$1,370,900	$770,596
Wheels, Repair & Parts	484,180	498,336	492,355
Leasing & Services	90,203	90,538	70,498
Intersegment eliminations	(18,578)	(152,058)	(90,159)

	$1,756,418	$1,807,716	$1,243,290

Margin:
Manufacturing	$132,845	$131,580	$59,975
Wheels, Repair & Parts	37,721	48,324	47,416
Leasing & Services	35,807	34,516	32,140

	$206,373	$214,420	$139,531

Assets:
Manufacturing	$401,630	$402,976	$423,295
Wheels, Repair & Parts	318,483	413,013	400,643
Leasing & Services	463,381	508,539	424,839
Unallocated	106,247	60,016	52,878

	$1,289,741	$1,384,544	$1,301,655

Depreciation and amortization:
Manufacturing	$13,469	$11,754	$9,853
Wheels, Repair & Parts	12,843	13,265	11,853
Leasing & Services	15,135	17,352	16,587

	$41,447	$42,371	$38,293

Capital expenditures:
Manufacturing	$37,017	$33,313	$20,016
Wheels, Repair & Parts	7,492	11,248	20,087
Leasing & Services	16,318	73,324	44,199

	$60,827	$117,885	$84,302

The following table summarizes selected geographic information.

	Years ended August 31,
(In thousands)	2013	2012	2011
Revenue(1):
U.S.	$1,544,775	$1,642,348	$1,103,423
Foreign	211,643	165,368	139,867

	$1,756,418	$1,807,716	$1,243,290

Identifiable assets:
U.S.	$865,294	$982,078	$1,000,249
Canada	756	718	–
Mexico	348,144	323,318	228,406
Europe	75,547	78,430	73,000

	$1,289,741	$1,384,544	$1,301,655

(1)	Revenue is presented on the basis of geographic location of customers.

The Greenbrier Companies 2013 Annual Report	61

Reconciliation of segment margin to earnings before income tax and earnings (loss) from unconsolidated affiliates:

	Years ended August 31,
(In thousands)	2013	2012	2011
Segment margin	$206,373	$214,420	$139,531
Less unallocated items:
Selling and administrative	103,175	104,596	80,326
Net gain on disposition of equipment	(18,072)	(8,964)	(8,369)
Goodwill impairment	76,900	–	–
Restructuring charges	2,719	–	–
Interest and foreign exchange	22,158	24,809	36,992
Loss on extinguishment of debt	–	–	15,657

Earnings before income tax and earnings (loss) from unconsolidated affiliates	$19,493	$93,979	$14,925

Note 21 - Customer Concentration

Customer concentration is defined as a single customer that accounts for more than 10% of total revenues or accounts receivable. In 2013, revenue from two customers represented 17% and 10% of total revenue, respectively. In 2012, revenue from three customers represented 26%, 16% and 11% of total revenue, respectively. In 2011, revenue from four customers represented 19%, 14%, 12% and 11% of total revenue, respectively. No other customers accounted for more than 10% of total revenues for the years ended August 31, 2013, 2012, or 2011. One customer had balances that individually equaled or exceeded 10% of accounts receivable and in total represented 18% of the consolidated accounts receivable balance at August 31, 2013. One customer had balances that individually equaled or exceeded 10% of accounts receivable and in total represented 13% of the consolidated accounts receivable balance at August 31, 2012.

Note 22 - Lease Commitments

Lease expense for railcar equipment leased-in under non-cancelable leases was $6.7 million, $6.0 million and $6.5 million for the years ended August 31, 2013, 2012 and 2011. Aggregate minimum future amounts payable under these non-cancelable railcar equipment leases are as follows:

(In thousands)
Year ending August 31,
2014	$5,720
2015	4,867
2016	940
2017	517
2018	–
Thereafter	–

$12,044

Operating leases for domestic railcar repair facilities, office space and certain manufacturing and office equipment expire at various dates through December 2019. Rental expense for facilities, office space and

62	The Greenbrier Companies 2013 Annual Report

equipment was $13.1 million, $14.1 million and $12.2 million for the years ended August 31, 2013, 2012 and 2011. Aggregate minimum future amounts payable under these non-cancelable operating leases are as follows:

(In thousands)
Year ending August 31,
2014	$6,710
2015	3,435
2016	2,393
2017	2,184
2018	1,620
Thereafter	3,666

$20,008

Note 23 - Commitments and Contingencies

The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The Company has entered into a Voluntary Cleanup Agreement with the Oregon Department of Environmental Quality (“DEQ”) in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. The Company is also conducting groundwater remediation relating to a historical spill on the property which preceded its ownership.

The U.S. Environmental Protection Agency (EPA) has classified portions of the river bed of the Portland Harbor, including the portion fronting the Company’s manufacturing facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the “Portland Harbor Site”). The Company and more than 140 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company (the “Lower Willamette Group” or “LWG”), have signed an Administrative Order on Consent (“AOC”) to perform a remedial investigation/feasibility study (“RI/FS”) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The EPA-mandated RI/FS is being conducted by the LWG and has cost over $100 million during a 13-year period. The Company has agreed to initially bear a percentage of the total costs incurred by the LWG in connection with the investigation. The Company’s aggregate expenditure has not been material during the 13-year period. Some or all of any such outlay may be recoverable from other responsible parties. The investigation is expected to continue for at least one more year.

Eighty-three parties, including the State of Oregon and the federal government, have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately 110 additional parties have signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc.et al, US District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has now been stayed by the court, pending completion of the RI/FS. Although, as described below, the draft feasibility study has been submitted, the RI/FS will not be complete until the EPA approves it, which is not likely to occur until at least 2015.

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

The Greenbrier Companies 2013 Annual Report	63

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

We have also signed an Order on Consent with DEQ to finalize the investigation of potential onsite sources of contamination that may have a release pathway to the Willamette River. Interim precautionary measures are also required in the order and those are in the process of being completed. Our aggregate expenditure has not been material during the 13-year period. Some or all of any such outlay may be recoverable from other responsible parties.

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

In accordance with customary business practices in Europe, the Company has $2.2 million in bank and third party performance and warranty guarantee facilities, all of which have been utilized as of August 31, 2013. To date no amounts have been drawn under these guarantee facilities.

At August 31, 2013, the Mexican joint venture had $50.4 million of third party debt outstanding, for which the Company has guaranteed approximately $40.2 million. In addition, the Company, along with its joint venture partner, has committed to contributing $10.0 million to fund the capital expenditures to expand production capacity, of which the Company and its joint venture partner will each contribute 50%. These amounts will be contributed at various intervals from May 31, 2012 to October 31, 2013. As of August 31, 2013, the Company and the joint venture partner have each contributed $4.6 million.

As of August 31, 2013 the Company had outstanding letters of credit aggregating $6.8 million associated with facility leases and workers compensation insurance.

Note 24 - Fair Value of Financial Instruments

The estimated fair values of financial instruments and the methods and assumptions used to estimate such fair values are as follows:

(In thousands)	Carrying Amount	Estimated Fair Value
Notes payable as of August 31, 2013	$373,889	$324,631
Notes payable as of August 31, 2012	$428,079	$364,062

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

64	The Greenbrier Companies 2013 Annual Report

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

Level 1 -	observable inputs such as unadjusted quoted prices in active markets for identical instruments;
Level 2 -	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and
Level 3 -	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2013 are:

(In thousands)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$1,042	$–	$1,042	$–
Nonqualified savings plan investments	7,687	7,687	–	–
Cash equivalents	1,004	1,004	–	–

	$9,733	$8,691	$1,042	$–

Liabilities:
Derivative financial instruments	$1,632	$–	$1,632	$–

(1)	Level 2 assets include derivative financial instruments which are valued based on significant observable inputs. See Note 15 Derivative Instruments for further discussion.

Assets or liabilities measured at fair value on a nonrecurring basis as of August 31, 2013 are:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Goodwill	$57,416	$–	$–	$57,416

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2012 are:

(In thousands)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$2,844	$–	$2,844	$–
Nonqualified savings plan investments	6,667	6,667	–	–
Cash equivalents	1,002	1,002	–	–

	$10,513	$7,669	$2,844	$–

Liabilities:
Derivative financial instruments	$3,145	$–	$3,145	$–

(1)	Level 2 assets include derivative financial instruments which are valued based on significant observable inputs. See Note 15 Derivative Instruments for further discussion.

Assets or liabilities measured at fair value on a nonrecurring basis as of August 31, 2012 are:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Goodwill	$137,066	$–	$–	$137,066

The Greenbrier Companies 2013 Annual Report	65

Note 26 - Variable Interest Entities

March 2012 Agreement

In March 2012, the Company purchased a 1% interest in three trusts (the “Trusts”) which are 99% owned by a third party. As of August 31, 2013, the Company had completed the sale of 1,163 railcars to the Trusts for an aggregate value of $99.6 million.

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

As of August 31, 2013, the carrying amount of the Company’s investment in the Trust is $1.0 million which is recorded in Intangibles and Other Assets, net on the Consolidated Balance Sheets.

May 2013 Agreement

In May 2013, the Company purchased an 8% interest in an entity that owns a portfolio of railcar assets that it leases to third parties which is 92% owned by a third party. As of August 31, 2013, the Company has sold 264 railcars manufactured by the Company and subject to operating leases, for $23.2 million to this entity.

Gains and losses will be allocated between the Company and the third party equal to their respective ownership interest in this entity.

In connection with this transaction, the Company entered into an agreement to provide administrative and remarketing services to this entity and will earn a management fee for these services. The agreement is currently set to expire in May 2033.

The Company has evaluated this relationship under ASC 810-10 and has concluded that this entity qualifies as a variable interest entity and that the Company is not the primary beneficiary. The Company will not consolidate this entity and will account for the investment under the equity method of accounting. The Company will eliminate 8% of the revenue and margin on railcars that were manufactured by the Company and sold to this entity.

As of August 31, 2013, the carrying amount of the Company’s investment in this entity is $1.9 million which is recorded in Intangibles and Other Assets, net on the Consolidated Balance Sheets.

66	The Greenbrier Companies 2013 Annual Report

Note 27 - Investment in Unconsolidated Affiliates

In April 2010, WLR–Greenbrier Rail Inc. (WLR-GBX) was formed and acquired a lease fleet of nearly 4,000 railcars valued at approximately $256.0 million. WLR-GBX is wholly owned by affiliates of WL Ross & Co., LLC (WL Ross). The Company paid a $6.1 million contract placement fee to WLR-GBX for the right to perform certain management and advisory services and in exchange will receive management and other fee income and incentive compensation tied to the performance of WLR-GBX. The contract placement fee is accounted for under the equity method and was recorded in Intangibles and other assets on the Consolidated Balance Sheet. The Company recorded its share of losses of $2.1 million and $2.5 million for the years ended August 31, 2012 and 2011 against the investment, reducing the investment balance to zero in 2012. While the Company acts as asset manager to WLR-GBX, it is not the primary beneficiary. The Company has no authority to make decisions regarding key business activities that most significantly impact the entity’s economic performance, such as asset re-marketing and disposition activities, which requires the approval of affiliates of WL Ross.

	As of August 31,
(In thousands)	2013	2012
Current assets	$7,508	$8,003
Total assets	$230,626	$240,372
Current liabilities	$7,335	$6,671
Equity	$(4,209)	$(3,537)

	Years ended August 31,
(In thousands)	2013	2012	2011
Revenue	$20,230	$19,403	$17,943
Net income (loss)	$(598)	$(6,235)	$(5,997)

In June 2003, the Company acquired a 33% minority ownership interest in Ohio Castings LLC, a joint venture which produces castings for freight cars. This joint venture is accounted for under the equity method and the investment is included in Intangibles and other assets on the Consolidated Balance Sheets. The investment balance as of August 31, 2013 was $7.9 million. The facility was temporarily idled during the economic downturn, but was re-opened during the third quarter of 2011.

Summarized financial data for the castings joint venture is as follows:

	As of August 31,
(In thousands)	2013	2012
Current assets	$15,084	$16,758
Total assets	$23,649	$26,323
Current liabilities	$4,522	$7,625
Equity	$19,127	$18,698

	Years ended August 31,
(In thousands)	2013	2012	2011
Revenue	$55,307	$82,698	$5,813
Net income (loss)	$665	$5,823	$(5,648)

The Greenbrier Companies 2013 Annual Report	67

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

The following represents the supplemental consolidating condensed financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of August 31, 2013 and 2012 and for the years ended August 31, 2013, 2012 and 2011. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

68	The Greenbrier Companies 2013 Annual Report

The Greenbrier Companies, Inc.

Condensed Consolidating Balance Sheet

As of August 31, 2013

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$63,173	$25	$34,237	$–	$97,435
Restricted cash	–	1,907	6,900	–	8,807
Accounts receivable, net	37,623	217,268	54,412	(154,455)	154,848
Inventories	–	151,023	165,855	(95)	316,783
Leased railcars for syndication	–	68,827	–	(347)	68,480
Equipment on operating leases, net	–	304,234	3,809	(2,575)	305,468
Property, plant and equipment, net	2,112	103,315	96,106	–	201,533
Goodwill	–	57,416	–	–	57,416
Intangibles and other assets, net	716,029	118,541	13,515	(769,114)	78,971

	$818,937	$1,022,556	$374,834	$(926,586)	$1,289,741

Liabilities and Equity
Revolving notes	$–	$–	$48,209	$–	$48,209
Accounts payable and accrued liabilities	137,631	178,662	154,096	(154,451)	315,938
Deferred income taxes	8,093	86,610	–	(8,663)	86,040
Deferred revenue	155	8,546	98	39	8,838
Notes payable	244,856	126,863	2,170	–	373,889
Total equity-Greenbrier	428,202	621,875	141,945	(763,820)	428,202
Noncontrolling interest	–	–	28,316	309	28,625

Total equity	428,202	621,875	170,261	(763,511)	456,827

	$818,937	$1,022,556	$374,834	$(926,586)	$1,289,741

The Greenbrier Companies 2013 Annual Report	69

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the year ended August 31, 2013

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$–	$666,171	$1,001,017	$(451,454)	$1,215,734
Wheels, Repair & Parts	–	480,849	–	(11,627)	469,222
Leasing & Services	806	70,672	1	(17)	71,462

	806	1,217,692	1,001,018	(463,098)	1,756,418
Cost of revenue
Manufacturing	–	610,379	928,461	(455,951)	1,082,889
Wheels, Repair & Parts	–	443,337	–	(11,836)	431,501
Leasing & Services	–	35,754	–	(99)	35,655

	–	1,089,470	928,461	(467,886)	1,550,045
Margin	806	128,222	72,557	4,788	206,373
Selling and administrative	38,636	30,937	33,602	–	103,175
Net gain on disposition of equipment	–	(16,238)	(1,276)	(558)	(18,072)
Goodwill impairment	–	76,900	–	–	76,900
Restructuring charges	–	2,719	–	–	2,719

Earnings (loss) from operations	(37,830)	33,904	40,231	5,346	41,651
Other costs
Interest and foreign exchange	15,358	3,901	3,100	(201)	22,158

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(53,188)	30,003	37,131	5,547	19,493
Income tax (expense) benefit	21,367	(36,202)	(9,067)	(1,158)	(25,060)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(31,821)	(6,199)	28,064	4,389	(5,567)
Earnings (loss) from unconsolidated affiliates	20,773	11,532	45	(32,164)	186

Net earnings (loss)	(11,048)	5,333	28,109	(27,775)	(5,381)
Net (earnings) loss attributable to noncontrolling interest	–	–	(3,946)	(1,721)	(5,667)

Net earnings (loss) attributable to Greenbrier	$(11,048)	$5,333	$24,163	$(29,496)	$(11,048)

70	The Greenbrier Companies 2013 Annual Report

The Greenbrier Companies, Inc.

Consolidating Statement of Comprehensive Income (Loss)

For the year ended August 31, 2013

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$(11,048)	$5,333	$28,109	$(27,775)	$(5,381)
Other comprehensive income (loss)
Translation adjustment	–	(34)	1,090	–	1,056
Reclassification of derivative financial instruments recognized in net earnings (loss)	–	1,197	(1,758)	–	(561)
Unrealized loss on derivative financial instruments	–	(202)	(197)	–	(399)
Other (net of tax effect)	–	–	(203)	–	(203)

	–	961	(1,068)	–	(107)

Comprehensive income (loss)	(11,048)	6,294	27,041	(27,775)	(5,488)
Comprehensive (income) loss attributable to noncontrolling interest	–	–	(3,974)	(1,721)	(5,695)

Comprehensive income (loss) attributable to Greenbrier	$(11,048)	$6,294	$23,067	$(29,496)	$(11,183)

The Greenbrier Companies 2013 Annual Report	71

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the year ended August 31, 2013

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(11,048)	$5,333	$28,109	$(27,775)	$(5,381)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(1,005)	(9,983)	(611)	1,937	(9,662)
Depreciation and amortization	2,124	29,688	9,734	(99)	41,447
Net gain on disposition of equipment	–	(16,238)	(1,276)	(558)	(18,072)
Accretion of debt discount	2,455	–	–	–	2,455
Stock based compensation expense	6,196	106	–	–	6,302
Goodwill impairment	–	76,900	–	–	76,900
Other	–	1,160	(70)	(2,145)	(1,055)
Decrease (increase) in assets:
Accounts receivable	15,704	(360)	(6,140)	(16,527)	(7,323)
Inventories	–	4,975	14,280	(210)	19,045
Leased railcars for syndication	–	25,325	–	(2,444)	22,881
Other	272	416	28,400	(28,119)	969
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(626)	(27,742)	(3,200)	16,139	(15,429)
Deferred revenue	(154)	(7,505)	(836)	10	(8,485)

Net cash provided by (used in) operating activities	13,918	82,075	68,390	(59,791)	104,592

Cash flows from investing activities:
Proceeds from sales of assets	–	74,545	793	–	75,338
Capital expenditures	(515)	(28,586)	(32,017)	291	(60,827)
Decrease (increase) in restricted cash	–	139	(2,669)	–	(2,530)
Investment in and advances to unconsolidated affiliates	(28,175)	(31,325)	(2,240)	59,500	(2,240)
Other	–	–	(3,582)	–	(3,582)

Net cash provided by (used in) investing activities	(28,690)	14,773	(39,715)	59,791	6,159

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	–	–	(16,396)	–	(16,396)
Proceeds from revolving notes with maturities longer than 90 days	–	–	38,177	–	38,177
Repayment of revolving notes with maturities longer than 90 days	–	–	(34,966)	–	(34,966)
Intercompany advances	95,598	(93,991)	(1,607)	–	–
Proceeds from issuance of notes payable	–	–	2,186	–	2,186
Repayments of notes payable	(52,868)	(4,090)	(1,873)	–	(58,831)
Excess tax benefit from restricted stock awards	900	–	–	–	900
Investment by joint venture partner	–	–	3,206	–	3,206
Other	(8)	–	–	–	(8)

Net cash provided by (used in) financing activities	43,622	(98,081)	(11,273)	–	(65,732)

Effect of exchange rate changes	–	964	(2,119)	–	(1,155)
Increase (decrease) in cash and cash equivalents	28,850	(269)	15,283	–	43,864
Cash and cash equivalents
Beginning of period	34,323	294	18,954	–	53,571

End of period	$63,173	$25	$34,237	$–	$97,435

72	The Greenbrier Companies 2013 Annual Report

The Greenbrier Companies, Inc.

Condensed Consolidating Balance Sheet

As of August 31, 2012

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$34,323	$294	$18,954	$–	$53,571
Restricted cash	–	2,047	4,230	–	6,277
Accounts receivable, net	53,326	122,917	45,467	(75,384)	146,326
Inventories	–	138,236	178,810	(305)	316,741
Leased railcars for syndication	–	100,590	–	(2,792)	97,798
Equipment on operating leases, net	–	365,925	–	(2,957)	362,968
Property, plant and equipment, net	3,721	106,219	72,489	–	182,429
Goodwill	–	137,066	–	–	137,066
Intangibles and other assets, net	688,261	91,278	11,304	(709,475)	81,368

	$779,631	$1,064,572	$331,254	$(790,913)	$1,384,544

Liabilities and Equity
Revolving notes	$–	$–	$60,755	$–	$60,755
Accounts payable and accrued liabilities	43,178	205,477	155,844	(74,991)	329,508
Deferred income taxes	9,097	96,593	–	(10,327)	95,363
Deferred revenue	310	15,970	901	13	17,194
Notes payable	295,269	130,953	1,857	–	428,079
Total equity Greenbrier	431,777	615,579	90,761	(706,340)	431,777
Noncontrolling interest	–	–	21,136	732	21,868

Total equity	431,777	615,579	111,897	(705,608)	453,645

	$779,631	$1,064,572	$331,254	$(790,913)	$1,384,544

The Greenbrier Companies 2013 Annual Report	73

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the year ended August 31, 2012

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$–	$809,629	$1,057,996	$(613,661)	$1,253,964
Wheels, Repair & Parts	–	494,359	–	(12,494)	481,865
Leasing & Services	1,102	71,382	–	(597)	71,887

	1,102	1,375,370	1,057,996	(626,752)	1,807,716
Cost of revenue
Manufacturing	–	730,850	996,591	(605,057)	1,122,384
Wheels, Repair & Parts	–	446,034	–	(12,493)	433,541
Leasing & Services	–	37,450	–	(79)	37,371

	–	1,214,334	996,591	(617,629)	1,593,296
Margin	1,102	161,036	61,405	(9,123)	214,420
Selling and administrative	42,486	29,383	32,727	–	104,596
Net gain on disposition of equipment	–	(8,963)	–	(1)	(8,964)

Earnings (loss) from operations	(41,384)	140,616	28,678	(9,122)	118,788
Other costs
Interest and foreign exchange	18,839	3,754	3,336	(1,120)	24,809

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(60,223)	136,862	25,342	(8,002)	93,979
Income tax (expense) benefit	21,560	(51,655)	(4,362)	2,064	(32,393)

	(38,663)	85,207	20,980	(5,938)	61,586
Earnings (loss) from unconsolidated affiliates	97,371	(537)	(1)	(97,249)	(416)

Net earnings (loss)	58,708	84,670	20,979	(103,187)	61,170
Net loss (earnings) attributable to noncontrolling interest	–	–	(5,574)	3,112	(2,462)

Net earnings (loss) attributable to Greenbrier	$58,708	$84,670	$15,405	$(100,075)	$58,708

74	The Greenbrier Companies 2013 Annual Report

The Greenbrier Companies, Inc.

Consolidating Statement of Comprehensive Income (Loss)

For the year ended August 31, 2012

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$58,708	$84,670	$20,979	$(103,187)	$61,170
Other comprehensive income (loss)
Translation adjustment	11	(367)	(3,812)	–	(4,168)
Reclassification of derivative financial instruments recognized in net earnings (loss)	–	1,025	3,963	–	4,988
Unrealized gain (loss) on derivative financial instruments	–	(122)	830	–	708
Other (net of tax effect)	–	–	(130)	–	(130)

	11	536	851	–	1,398

Comprehensive income (loss)	58,719	85,206	21,830	(103,187)	62,568
Comprehensive (income) loss attributable to noncontrolling interest	–	–	(5,446)	3,112	(2,334)

Comprehensive income (loss) attributable to Greenbrier	$58,719	$85,206	$16,384	$(100,075)	$60,234

The Greenbrier Companies 2013 Annual Report	75

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the year ended August 31, 2012

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$58,708	$84,670	$20,979	$(103,187)	$61,170
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	23,749	(7,548)	(2,520)	(2,064)	11,617
Depreciation and amortization	2,596	31,618	8,236	(79)	42,371
Gain on sales of leased equipment	–	(8,963)	–	(1)	(8,964)
Accretion of debt discount	3,259	–	–	–	3,259
Stock based compensation expense	8,757	–	–	–	8,757
Other	–	1,024	37	3,844	4,905
Decrease (increase) in assets:
Accounts receivable	13,197	44,373	(20,223)	416	37,763
Inventories	–	3,395	313	1	3,709
Leased railcars for syndication	–	(78,863)	–	2,792	(76,071)
Other	1,847	(393)	4,878	(6,332)	–
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(43,798)	55,609	4,448	(23)	16,236
Deferred revenue	(155)	10,711	735	13	11,304

Net cash provided by (used in) operating activities	68,160	135,633	16,883	(104,620)	116,056

Cash flows from investing activities:
Proceeds from sales of equipment	–	33,560	–	–	33,560
Capital expenditures	(709)	(89,531)	(28,684)	1,039	(117,885)
Decrease (increase) in restricted cash	–	66	(4,230)	–	(4,164)
Investment in and net advances to unconsolidated affiliates	(103,703)	230	(614)	103,581	(506)
Intercompany advances	19,092	–	–	(19,092)	–
Other	–	48	–	–	48

Net cash provided by (used in) investing Activities	(85,320)	(55,627)	(33,528)	85,528	(88,947)

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	(60,000)	–	2,698	–	(57,302)
Proceeds from revolving notes with maturities longer than 90 days	–	–	63,773	–	63,773
Repayment of revolving notes with maturities longer than 90 days	–	–	(33,934)	–	(33,934)
Intercompany advances	76,476	(76,936)	(18,632)	19,092	–
Proceeds from issuance of notes Payable	–	250	2,500	–	2,750
Repayments of notes payable	–	(4,166)	(2,904)	–	(7,070)
Excess tax benefit from restricted stock awards	1,627	–	–	–	1,627
Investment by joint venture partner	–	–	1,362	–	1,362

Net cash provided by (used in) financing activities	18,103	(80,852)	14,863	19,092	(28,794)

Effect of exchange rate changes	12	611	4,411	–	5,034
Increase (decrease) in cash and cash equivalents	955	(235)	2,629	–	3,349
Cash and cash equivalents
Beginning of period	33,368	529	16,325	–	50,222

End of period	$34,323	$294	$18,954	$–	$53,571

76	The Greenbrier Companies 2013 Annual Report

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the year ended August 31, 2011

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$1,429	$413,608	$532,444	$(226,379)	$721,102
Wheels, Repair & Parts	–	467,544	–	(14,679)	452,865
Leasing & Services	1,833	68,646	–	(1,156)	69,323

	3,262	949,798	532,444	(242,214)	1,243,290
Cost of revenue
Manufacturing	–	394,638	492,855	(226,366)	661,127
Wheels, Repair & Parts	–	419,824	–	(14,375)	405,449
Leasing & Services	–	37,253	–	(70)	37,183

	–	851,715	492,855	(240,811)	1,103,759
Margin	3,262	98,083	39,589	(1,403)	139,531
Selling and administrative	37,450	22,256	20,620	–	80,326
Gain on disposition of equipment	–	(8,227)	–	(142)	(8,369)

Earnings (loss) from operations	(34,188)	84,054	18,969	(1,261)	67,574
Other costs
Interest and foreign exchange	32,002	4,022	2,134	(1,166)	36,992
Loss on extinguishment of debt	15,657	–	–	–	15,657

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(81,847)	80,032	16,835	(95)	14,925
Income tax (expense) benefit	30,940	(32,953)	(1,642)	91	(3,564)

	(50,907)	47,079	15,193	(4)	11,361
Earnings (loss) from unconsolidated affiliates	57,373	4,196	–	(64,543)	(2,974)

Net earnings (loss)	6,466	51,275	15,193	(64,547)	8,387
Net loss (earnings) attributable to noncontrolling interest	–	–	(1,923)	2	(1,921)

Net earnings (loss) attributable to Greenbrier	$6,466	$51,275	$13,270	$(64,545)	$6,466

The Greenbrier Companies 2013 Annual Report	77

The Greenbrier Companies, Inc.

Consolidating Statement of Comprehensive Income (Loss)

For the year ended August 31, 2011

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$6,466	$51,275	$15,193	$(64,547)	$8,387
Other comprehensive income (loss)
Translation adjustment	–	390	1,815	–	2,205
Reclassification of derivative financial instruments recognized in net earnings (loss)	–	(1,100)	71	–	(1,029)
Unrealized gain (loss) on derivative financial instruments	–	1,560	(3,421)	–	(1,861)
Other (net of tax effect)	–	–	(6)	–	(6)

	–	850	(1,541)	–	(691)

Comprehensive income (loss)	6,466	52,125	13,652	(64,547)	7,696
Comprehensive (income) loss attributable to noncontrolling interest	–	–	(1,923)	2	(1,921)

Comprehensive income (loss) attributable to Greenbrier	$6,466	$52,125	$11,729	$(64,545)	$5,775

78	The Greenbrier Companies 2013 Annual Report

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the year ended August 31, 2011

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$6,466	$51,275	$15,193	$(64,547)	$8,387
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(15,380)	16,560	1,311	(92)	2,399
Depreciation and amortization	2,701	29,413	6,250	(71)	38,293
Gain on sales of leased equipment	–	(4,979)	–	(142)	(5,121)
Accretion of debt discount	6,583	–	–	–	6,583
Stock based compensation expense	7,073	–	–	–	7,073
Loss on extinguishment of debt (non-cash portion)	8,453	–	–	–	8,453
Other	–	151	(465)	3	(311)
Decrease (increase) in assets:
Accounts receivable	3,033	(97,572)	(1,992)	(21)	(96,552)
Inventories	–	(3,503)	(113,667)	304	(116,866)
Leased railcars for syndication	–	(21,857)	1,018	–	(20,839)
Other	4,265	3,181	338	1,079	8,863
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	394	36,161	94,096	22	130,673
Deferred revenue	(155)	(4,154)	(978)	–	(5,287)

Net cash provided by (used in) operating activities	23,433	4,676	1,104	(63,465)	(34,252)

Cash flows from investing activities:
Proceeds from sales of equipment	–	18,730	–	–	18,730
Capital expenditures	(1,996)	(65,140)	(17,168)	2	(84,302)
Decrease (increase) in restricted cash	–	412	–	–	412
Investment in and net advances to unconsolidated affiliates	(57,373)	(8,420)	–	63,463	(2,330)
Intercompany advances	(1,334)	–	–	1,334	–
Other	–	61	(1,835)	–	(1,774)

Net cash provided by (used in) investing activities	(60,703)	(54,357)	(19,003)	64,799	(69,264)

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	60,000	–	11,625	–	71,625
Proceeds from revolving notes with maturities longer than 90 days	–	–	25,159	–	25,159
Repayment of revolving notes with maturities longer than 90 days	–	–	(10,000)	–	(10,000)
Intercompany advances	(55,401)	52,806	3,929	(1,334)	–
Proceeds from issuance of notes payable	230,000	–	1,250	–	231,250
Debt issuance costs	(11,469)	–	–		(11,469)
Repayments of notes payable	(306,750)	(4,206)	(404)	–	(311,360)
Proceeds from equity offering	63,180	–	–	–	63,180
Expenses from equity offering	(420)	–	–	–	(420)
Other	26	–	–	–	26

Net cash provided by (used in) financing activities	(20,834)	48,600	31,559	(1,334)	57,991

Effect of exchange rate changes	–	751	(3,868)	–	(3,117)
Increase (decrease) in cash and cash equivalents	(58,104)	(330)	9,792	–	(48,642)
Cash and cash equivalents
Beginning of period	91,472	859	6,533	–	98,864

End of period	$33,368	$529	$16,325	$–	$50,222

The Greenbrier Companies 2013 Annual Report	79

Note 29 – Subsequent Events

In October 2013, the Board of Directors authorized the Company to repurchase up to $50 million of the Company’s common stock. Under the share buyback program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The share buyback program does not obligate the Company to acquire any specific number of shares in any period. The share buyback program expires April 30, 2015, but may be modified, suspended or discontinued at any time without prior notice.

The Company operates two manufacturing facilities in Sahagun, Mexico, one of which the Company owns and one which is leased. In September 2013, the Company was notified by the landlord of its leased facility that the landlord does not intend to renew the lease following the expiration of the lease term in November 2014. While the Company continues to discuss the potential extension of the lease, the Company is also planning for alternatives to replace the manufacturing capacity of such facility, including potentially through expanding production capacity at the Company’s owned facility in Sahagun, Mexico or at other manufacturing sites.

80	The Greenbrier Companies 2013 Annual Report

Quarterly Results of Operations (Unaudited)

Operating results by quarter for 2013 are as follows:

(In thousands, except per share amount)	First	Second	Third	Fourth	Total
2013
Revenue
Manufacturing	$285,368	$294,047	$284,591	$351,728	$1,215,734
Wheels, Repair & Parts	112,100	111,952	131,167	114,003	469,222
Leasing & Services	17,906	17,167	17,905	18,484	71,462

	415,374	423,166	433,663	484,215	1,756,418
Cost of revenue
Manufacturing	258,492	262,650	253,360	308,387	1,082,889
Wheels, Repair & Parts	101,476	103,134	120,476	106,415	431,501
Leasing & Services	7,627	9,107	9,808	9,113	35,655

	367,595	374,891	383,644	423,915	1,550,045

Margin	47,779	48,275	50,019	60,300	206,373
Selling and administrative	26,100	24,942	25,322	26,811	103,175
Net gain on disposition of equipment	(1,408)	(3,076)	(5,131)	(8,457)	(18,072)
Goodwill impairment	–	–	76,900	–	76,900
Restructuring charges	–	–	–	2,719	2,719

Earnings (loss) from operations	23,087	26,409	(47,072)	39,227	41,651

Other costs
Interest and foreign exchange	5,900	6,322	5,905	4,031	22,158

Earnings (loss) before income tax and earnings (loss) from unconsolidated affiliates	17,187	20,087	(52,977)	35,196	19,493

Income tax expense	(4,586)	(5,590)	(2,729)	(12,155)	(25,060)

Earnings (loss) from unconsolidated affiliates	(40)	(105)	82	249	186

Net earnings (loss)	12,561	14,392	(55,624)	23,290	(5,381)
Net earnings attributable to noncontrolling interest	(2,134)	(553)	(406)	(2,574)	(5,667)

Net earnings (loss) attributable to Greenbrier	$10,427	$13,839	$(56,030)	$20,716	$(11,048)

Basic earnings (loss) per common share:(1)	$0.38	$0.51	$(2.10)	$0.74	$(0.41)
Diluted earnings (loss) per common share:(2)	$0.35	$0.45	$(2.10)	$0.64	$(0.41)

(1)	Quarterly amounts do not total to the year to date amount as each period is calculated discretely.
(2)

Quarterly amounts do not total to the year to date amount as each period is calculated discretely. For the first, second and fourth quarters, diluted earnings per common share includes the outstanding warrants using the treasury stock method and the dilutive effect of shares underlying the 2018 Convertible Notes using the “if converted” method in which debt issuance and interest costs, net of tax, were added back to net earnings.

The Greenbrier Companies 2013 Annual Report	81

Quarterly Results of Operations (Unaudited)

Operating results by quarter for 2012 are as follows:

(In thousands, except per share amount)	First	Second	Third	Fourth	Total
2012
Revenue
Manufacturing	$262,656	$320,206	$364,930	$306,172	$1,253,964
Wheels, Repair & Parts	117,749	119,894	125,145	119,077	481,865
Leasing & Services	17,794	18,086	17,722	18,285	71,887

	398,199	458,186	507,797	443,534	1,807,716

Cost of revenue
Manufacturing	236,188	290,851	325,424	269,921	1,122,384
Wheels, Repair & Parts	105,891	106,554	111,610	109,486	433,541
Leasing & Services	9,663	9,295	8,825	9,588	37,371

	351,742	406,700	445,859	388,995	1,593,296

Margin	46,457	51,486	61,938	54,539	214,420
Selling and administrative	23,235	24,979	28,784	27,598	104,596
Net gain on disposition of equipment	(3,658)	(2,654)	(2,585)	(67)	(8,964)

Earnings from operations	26,880	29,161	35,739	27,008	118,788

Other costs
Interest and foreign exchange	5,383	6,630	6,560	6,236	24,809

Earnings before income tax and earnings (loss) from unconsolidated affiliates	21,497	22,531	29,179	20,772	93,979
Income tax expense	(7,797)	(5,348)	(8,655)	(10,593)	(32,393)
Earnings (loss) from unconsolidated affiliates	(372)	72	201	(317)	(416)

Net earnings	13,328	17,255	20,725	9,862	61,170
Net (earnings) loss attributable to Noncontrolling interest	1,189	415	(1,608)	(2,458)	(2,462)

Net earnings attributable to Greenbrier	$14,517	$17,670	$19,117	$7,404	$ 58,708

Basic earnings per common share:	$0.57	$0.66	$0.71	$0.27	$ 2.21
Diluted earnings per common share:(1)	$0.48	$0.57	$0.61	$0.26	$ 1.91

(1)

Quarterly amounts do not total to the year to date amount as each period is calculated discretely. Dilutive earnings per common share includes the outstanding warrants using the treasury stock method and the dilutive effect of shares underlying the 2018 Convertible Notes using the “if converted” method in which debt issuance and interest costs, net of tax, were added back to net earnings.

82	The Greenbrier Companies 2013 Annual Report

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of the end of the Company’s 2013 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of August 31, 2013 is effective.

Our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting, as stated in their attestation report, which is included at the end of Part II, Item 9A of this Form 10-K.

The Greenbrier Companies 2013 Annual Report	83

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

84	The Greenbrier Companies 2013 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Greenbrier Companies, Inc.

We have audited The Greenbrier Companies, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2013 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for the three years ended August 31, 2013, and our report dated October 31, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

October 31, 2013

The Greenbrier Companies 2013 Annual Report	85

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There is hereby incorporated by reference the information under the captions “Election of Directors,” “Board Committees, Meetings and Charters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers of the Company” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2013.

Item 11.	EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption “Executive Compensation” and “Compensation Committee Report” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2013.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

There is hereby incorporated by reference the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2013.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There is hereby incorporated by reference the information under the caption “Transactions with Related Persons” and “Independence of Directors” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2013.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

There is hereby incorporated by reference the information under the caption “Ratification of Appointment of Auditors” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s year ended August 31, 2013.

86	The Greenbrier Companies 2013 Annual Report

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

See Consolidated Financial Statements in Item 8

(a)	(2) Financial Statements Schedule*

*

All other schedules have been omitted because they are inapplicable, not required or because the information is given in the Consolidated Financial Statements or notes thereto. This supplemental schedule should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this report.

(a)	(3) The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Registrant’s Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed April 5, 2006.

3.2	Articles of Merger amending the Registrant’s Articles of Incorporation are incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q filed April 5, 2006.

3.3	Registrant’s Bylaws, as amended January 11, 2006, are incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form 10-Q filed April 5, 2006.

3.4	Amendment to the Registrant’s Bylaws, dated October 31, 2006, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 6, 2006.

3.5	Amendment to the Registrant’s Bylaws, dated January 8, 2008, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 8, 2007.

3.6	Amendment to the Registrant’s Bylaws, dated April 8, 2008, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed April 11, 2008.

3.7	Amendment to the Registrant’s Bylaws, dated April 7, 2009, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed April 13, 2009.

3.8	Amendment to the Registrant’s Bylaws, dated June 8, 2009, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed June 10, 2009.

3.9	Amendment to the Registrant’s Bylaws, dated June 10, 2009, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed June 12, 2009.

3.10	Amendment to the Registrant’s Bylaws, dated October 30, 2012, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 5, 2012.

3.11	Amendment to the Registrant’s Bylaws, dated January 9, 2013, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed January 15, 2013.

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

The Greenbrier Companies 2013 Annual Report	87

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

4.4	Amendment No. 1 to the Rights Agreement, dated November 9, 2004, is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed November 15, 2004.

4.5	Amendment No. 2 to the Rights Agreement, dated February 5, 2005, is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed February 9, 2005.

4.6	Amendment No. 3 to the Rights Agreement, dated June 10, 2009, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed June 12, 2009.

4.7	Amendment No. 4 to the Rights Agreement, dated March 29, 2011, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed March 30, 2011.

4.8

Investor Rights and Restrictions Agreement among the Registrant, WLR Recovery Fund IV, L.P., WLR IV Parallel ESC, L.P., WL Ross & Co. LLC and the other holders from time to time party thereto, dated June 10, 2009, is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed June 12, 2009.

4.9

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

10.2

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

10.3

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

10.4

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

10.5

Amendment No. 1, dated October 7, 2010 [sic], to the Second Amended and Restated Credit Agreement among the Registrant, Bank of America, N.A., as Administrative Agent, Union Bank, National Association, as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager, and the lenders identified therein, dated as of June 30, 2011, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed April 4, 2013.

10.6

Amendment No. 2, dated February 8, 2013, to the Second Amended and Restated Credit Agreement among the Registrant, Bank of America, N.A., as Administrative Agent, Union Bank, National Association, as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager, and the lenders identified therein, dated as of June 30, 2011, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed April 4, 2013.

88	The Greenbrier Companies 2013 Annual Report

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

10.7*

Amended and Restated Employment Agreement between the Registrant and Mr. William A. Furman, dated August 28, 2012, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed January 9, 2013.

10.8*

Form of Amended and Restated Employment Agreement between the Registrant and certain of its executive officers, as amended and restated on August 28, 2012, is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed November 1, 2012.

10.9

Form of Agreement concerning Indemnification and Related Matters (Directors) between Registrant and its directors is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed November 10, 2008.

10.10

Form of Agreement concerning Indemnification and Related Matters (Officers) between Registrant and its officers is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed April 4, 2013.

10.11*

Consulting Agreement between A. Daniel O’Neal Jr. and Greenbrier Leasing Company LLC, dated December 31, 2010, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 7, 2011.

10.12*

Consulting Agreement between C. Bruce Ward and Greenbrier Leasing Corporation, dated March 31, 2005 and as amended on January 1, 2007, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed December 13, 2010.

10.13*	Consulting Agreement between Timothy A. Stuckey and the Registrant, dated June 30, 2013.

10.14*	Form of Change of Control Agreement is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Form 10-K filed November 10, 2008.

10.15*

The Greenbrier Companies, Inc. Form of Amendment to Change of Control Agreement, approved on May 28, 2013, is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed June 6, 2013.

10.16*

Second Amended and Restated Change of Control Agreement between the Registrant and William Glenn, dated August 28, 2012, is incorporated herein by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed November 1, 2012

10.17*	2009 Employee Stock Purchase Plan is incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A filed November 25, 2008.

10.18*	First Amendment to 2009 Employee Stock Purchase Plan, dated April 5, 2010, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed July 7, 2010.

10.19*

The Greenbrier Companies, Inc. 2010 Amended and Restated Stock Incentive Plan is incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A filed November 24, 2010.

10.20*	Amendment No. 1 to The Greenbrier Companies, Inc. 2010 Amended and Restated Stock Incentive Plan is incorporated herein by reference to the Registrant’s Form 10-Q filed April 4, 2013.

10.21*

Form of Director Restricted Share Agreement related to the 2010 Amended and Restated Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed April 7, 2011.

10.22*

Form of Employee Restricted Share Agreement (time and performance vesting) related to the 2010 Amended and Restated Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed July 8, 2011.

The Greenbrier Companies 2013 Annual Report	89

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

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

10.27*

Amendment No. 2 to the Greenbrier Companies Nonqualified Deferred Compensation Plan, dated August 28, 2012, is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Form 10-K filed November 1, 2012.

10.28*

Updated Rabbi Trust Agreements, dated October 1, 2012, related to The Greenbrier Companies, Inc. Nonqualified Deferred Compensation Plan, are incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed January 9, 2013.

10.29*

The Greenbrier Companies Nonqualified Deferred Compensation Plan Adoption Agreement for Directors, dated July 1, 2012, is incorporated herein by reference to Exhibit 10.28 to the Registrant’s Form 10-K filed November 1, 2012.

10.30*

Updated Rabbi Trust Agreements, dated October 1, 2012, related to the Greenbrier Companies,Inc. Nonqualified Deferred Compensation Plan for Directors, are incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed January 9, 2013.

10.31*	The Greenbrier Companies, Inc. Form of Restricted Stock Unit Agreement, approved on May 28, 2013, is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed June 3, 2013.

10.32

Railcar Remarketing and Management Agreement between Greenbrier Management Services, LLC and WL Ross-Greenbrier Rail I LLC, dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 3, 2010.**

10.33

Advisory Services Agreement between Greenbrier Leasing Company LLC and WLR-Greenbrier Rail Inc., dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 3, 2010.**

10.34

Contract Placement Agreement between Greenbrier Leasing Company LLC and WLR-Greenbrier Rail Inc., dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed May 3, 2010.**

10.35

Syndication Agreement between Greenbrier Leasing Company LLC and WLR-Greenbrier Rail Inc., dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed May 3, 2010.**

10.36

Amendment to Syndication Agreement between Greenbrier Leasing Company LLC and WLR-Greenbrier Rail Inc., dated as of August 18, 2010, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 20, 2010.

90	The Greenbrier Companies 2013 Annual Report

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

10.37

Line of Credit Participation Letter Agreement between Greenbrier Leasing Company LLC and WLR-Greenbrier Rail Inc., dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed May 3, 2010.**

10.38	Guaranty of Greenbrier Leasing Company LLC, dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed May 3, 2010.**

10.39	Guaranty of the Greenbrier Companies, Inc., dated as of August 18, 2010, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed August 20, 2010.

10.40

Purchase Agreement among The Greenbrier Companies, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman, Sachs & Co., dated March 30, 2011, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 5, 2011.

10.41

The Greenbrier Companies, Inc. Executive Stock Ownership Guidelines, adopted as of August 28, 2012, is incorporated herein by reference to Exhibit 10.39 to the Registrant’s Form 10-K filed November 1, 2012.

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

101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended August 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Equity (v) the Consolidated Statements of Cash Flows; (vi) the Notes to Condensed Consolidated Financial Statements.

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

Note: For all exhibits incorporated by reference, unless otherwise noted above, the SEC file number is 001-13146.

The Greenbrier Companies 2013 Annual Report	91

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Dated: October 31, 2013	By:	/s/ William A. Furman
William A. Furman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Benjamin R. Whiteley Benjamin R. Whiteley, Chairman of the Board	October 31, 2013

/s/ William A. Furman William A. Furman, President and Chief Executive Officer, Director	October 31, 2013

/s/ Graeme A. Jack Graeme A. Jack, Director	October 31, 2013

/s/ Duane C. McDougall Duane McDougall, Director	October 31, 2013

/s/ Victoria McManus Victoria McManus, Director	October 31, 2013

/s/ A. Daniel O’Neal, Jr. A. Daniel O’Neal, Jr., Director	October 31, 2013

/s/ Charles J. Swindells Charles J. Swindells, Director	October 31, 2013

/s/ Wendy L. Teramoto Wendy L. Teramoto, Director	October 31, 2013

/s/ C. Bruce Ward C. Bruce Ward, Director	October 31, 2013

/s/ Donald A. Washburn Donald A. Washburn, Director	October 31, 2013

/s/ Mark J. Rittenbaum Mark J. Rittenbaum, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	October 31, 2013

/s/ Adrian J. Downes Adrian J. Downes, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	October 31, 2013

92	The Greenbrier Companies 2013 Annual Report

CERTIFICATIONS

The Company filed the required 303A.12(a) New York Stock Exchange Certification of its Chief Financial Officer with the New York Stock Exchange with no qualifications following the 2013 Annual Meeting of Shareholders and the Company filed as an exhibit to its Annual Report on Form 10-K for the year ended August 31, 2012, as filed with the Securities and Exchange Commission, a Certification of the Chief Executive Officer and a Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

The Greenbrier Companies 2013 Annual Report	93