Form 10-Q
period 2013-11-30
GREENBRIER COMPANIES INC
filed 2014-01-08
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2013

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

The number of shares of the registrant’s common stock, without par value, outstanding on January 2, 2014 was 27,960,742 shares.

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

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Consolidated Balance Sheets

(In thousands, unaudited)

	November 30, 2013	August 31, 2013
Assets
Cash and cash equivalents	$81,226	$97,435
Restricted cash	8,975	8,807
Accounts receivable, net	174,745	154,848
Inventories	328,235	316,783
Leased railcars for syndication	61,282	68,480
Equipment on operating leases, net	293,291	305,468
Property, plant and equipment, net	201,353	201,533
Goodwill	57,416	57,416
Intangibles and other assets, net	76,055	78,971

	$1,282,578	$1,289,741

Liabilities and Equity
Revolving notes	$38,805	$48,209
Accounts payable and accrued liabilities	293,041	315,938
Deferred income taxes	86,501	86,040
Deferred revenue	8,706	8,838
Notes payable	372,666	373,889
Commitments and contingencies (Note 13)
Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 28,043 and 28,084 shares outstanding at November 30, 2013 and August 31, 2013	—	—
Additional paid-in capital	260,504	259,864
Retained earnings	190,230	174,842
Accumulated other comprehensive loss	(3,135)	(6,504)

Total equity - Greenbrier	447,599	428,202
Noncontrolling interest	35,260	28,625

Total equity	482,859	456,827

	$1,282,578	$1,289,741

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Income

(In thousands, except per share amounts, unaudited)

	Three Months Ended November 30,
	2013	2012
Revenue
Manufacturing	$359,473	$285,368
Wheels, Repair & Parts	113,401	112,100
Leasing & Services	17,481	17,906

	490,355	415,374
Cost of revenue
Manufacturing	311,440	258,492
Wheels, Repair & Parts	107,975	101,476
Leasing & Services	9,381	7,627

	428,796	367,595
Margin	61,559	47,779
Selling and administrative expense	26,109	26,100
Net gain on disposition of equipment	(3,651)	(1,408)
Restructuring charges	879	—

Earnings from operations	38,222	23,087
Other costs
Interest and foreign exchange	4,744	5,900

Earnings before income taxes and earnings (loss) from unconsolidated affiliates	33,478	17,187
Income tax expense	(10,522)	(4,586)

Earnings before earnings (loss) from unconsolidated affiliates	22,956	12,601
Earnings (loss) from unconsolidated affiliates	41	(40)

Net earnings	22,997	12,561
Net earnings attributable to noncontrolling interest	(7,609)	(2,134)

Net earnings attributable to Greenbrier	$15,388	$10,427

Basic earnings per common share:	$0.54	$0.38
Diluted earnings per common share:	$0.49	$0.35
Weighted average common shares:
Basic	28,417	27,144
Diluted	34,462	33,991

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended November 30,
	2013	2012
Net earnings	$22,997	$12,561
Other comprehensive income (loss)
Translation adjustment	2,512	2,135
Reclassification of derivative financial instruments recognized in net earnings (loss) [1]	137	(616)
Unrealized gain on derivative financial instruments [2]	762	1,299
Other (net of tax effect)	(1)	—

	3,410	2,818

Comprehensive income	26,407	15,379
Comprehensive income attributable to noncontrolling interest	(7,650)	(2,179)

Comprehensive income attributable to Greenbrier	$18,757	$13,200

[1]	Net of tax of effect of $0.1 million and $0.04 million for the three months ended November 30, 2013 and 2012.
[2]	Net of tax of effect of $0.2 million and $0.3 million for the three months ended November 30, 2013 and 2012.

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Equity

(In thousands, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2013	28,084	$259,864	$174,842	$(6,504)	$428,202	$28,625	$456,827
Net earnings	—	—	15,388	—	15,388	7,609	22,997
Other comprehensive income, net	—	—	—	3,369	3,369	41	3,410
Noncontrolling interest adjustments	—	—	—	—	—	169	169
Investment by joint venture partner	—	—	—	—	—	419	419
Joint venture partner distribution declared	—	—	—	—	—	(1,603)	(1,603)
Restricted stock cancellations	(13)	(376)	—	—	(376)	—	(376)
Unamortized restricted stock	—	376	—	—	376	—	376
Restricted stock amortization	—	1,359	—	—	1,359	—	1,359
Excess tax benefit from restricted stock awards	—	152	—	—	152	—	152
Repurchase of stock	(28)	(871)			(871)		(871)

Balance November 30, 2013	28,043	$260,504	$190,230	$(3,135)	$447,599	$35,260	$482,859

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2012	27,143	$252,256	$185,890	$(6,369)	$431,777	$21,868	$453,645
Net earnings	—	—	10,427	—	10,427	2,134	12,561
Other comprehensive income, net	—	—	—	2,773	2,773	45	2,818
Noncontrolling interest adjustments	—	—	—	—	—	(1,805)	(1,805)
Investment by joint venture partner	—	—	—	—	—	1,182	1,182
Restricted stock amortization	—	1,886	—	—	1,886	—	1,886
Excess tax benefit from restricted stock awards	—	217	—	—	217	—	217
Warrants exercised	52	—	—	—	—	—	—

Balance November 30, 2012	27,195	$254,359	$196,317	$(3,596)	$447,080	$23,424	$470,504

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months Ended November 30,
	2013	2012
Cash flows from operating activities
Net earnings	$22,997	$12,561
Adjustments to reconcile net earnings to net cash used in operating activities:
Deferred income taxes	286	940
Depreciation and amortization	10,897	10,923
Net gain on disposition of equipment	(3,651)	(1,408)
Accretion of debt discount	—	849
Stock based compensation expense	1,359	1,886
Other	527	(1,705)
Decrease (increase) in assets:
Accounts receivable	(19,305)	(15,515)
Inventories	(13,178)	(41,465)
Leased railcars for syndication	9,853	43,501
Other	2,069	945
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(25,137)	(48,036)
Deferred revenue	(172)	11,039

Net cash used in operating activities	(13,455)	(25,485)

Cash flows from investing activities
Proceeds from sales of assets	14,051	10,086
Capital expenditures	(6,542)	(25,141)
Increase in restricted cash	(168)	(1,045)
Investment in and net advances to unconsolidated affiliates	(1,253)	(160)

Net cash provided by (used in) investing activities	6,088	(16,260)

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	—	27,935
Proceeds from revolving notes with maturities longer than 90 days	7,474	9,195
Repayments of revolving notes with maturities longer than 90 days	(16,878)	(8,941)
Repayments of notes payable	(1,223)	(1,230)
Investment by joint venture partner	419	1,182
Repurchase of stock	(871)	—
Excess tax benefit from restricted stock awards	152	217

Net cash provided by (used in) financing activities	(10,927)	28,358

Effect of exchange rate changes	2,085	1,100
Decrease in cash and cash equivalents	(16,209)	(12,287)
Cash and cash equivalents
Beginning of period	97,435	53,571

End of period	$81,226	$41,284

Cash paid during the period for
Interest	$5,469	$9,362
Income taxes, net	$17,694	$6,845
Non-cash activity
Transfer of Inventories to Leased railcars for syndication	$2,740	$—

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of November 30, 2013, for the three months ended November 30, 2013 and 2012 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results and cash flows for the periods indicated. The results of operations for the three months ended November 30, 2013 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2014.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2013 Annual Report on Form 10-K.

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

Initial Adoption of Accounting Policies – In the first quarter of 2014, the Company adopted an accounting standard update regarding the testing of indefinite-lived intangible assets for impairment. This update was intended to reduce the cost and complexity of testing indefinite-lived intangible assets for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This update impacted testing steps only and therefore the adoption did not have an impact on the Company’s Consolidated Financial Statements.

In the first quarter of 2014, the Company adopted an accounting standard update which amended prior reporting requirements with respect to comprehensive income by requiring additional disclosures by component about the amounts reclassified out of accumulated other comprehensive loss. The adoption of this accounting standard update did require additional disclosures, but did not have an impact on the Company’s financial position, results of operations or cash flows.

Share Repurchase Program – In October 2013, the Board of Directors authorized the Company to repurchase up to $50 million of the Company’s common stock. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period. The share repurchase program expires April 30, 2015, but may be modified, suspended or discontinued at any time without prior notice. During the three months ended November 30, 2013, the Company repurchased a total of 28,610 shares for approximately $0.9 million. Subsequent to November 30, 2013 and through January 6, 2014, the Company purchased an additional 81,794 shares for approximately $2.5 million.

THE GREENBRIER COMPANIES, INC.

Note 2 – Restructuring

During 2013, the Company implemented a restructuring plan to sell or close certain Wheels, Repair & Parts facilities to enhance margins and improve capital efficiency and anticipates completing the restructuring plan during 2014. Restructuring charges related to this plan, associated with the Company’s Wheels, Repair & Parts segment, totaled $0.9 million for the three months ended November 30, 2013 and were included in the Consolidated Statement of Income. The Company anticipates that there will be additional restructuring charges in 2014 as the Company completes the plan.

(In thousands)	Accrual at August 31, 2013	Charged to Expense	Paid or Settled	Accrual at November 30, 2013
Employee termination costs	$1,409	$843	$1,952	$300
Contract termination costs	—	—	—	—
Other costs	299	36	130	205

	$1,708	$879	$2,082	$505

Note 3 – Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead. The following table summarizes the Company’s inventory balance:

(In thousands)	November 30, 2013	August 31, 2013
Manufacturing supplies and raw materials	$203,165	$217,182
Work-in-process	51,087	48,990
Finished goods	78,924	54,839
Excess and obsolete adjustment	(4,941)	(4,228)

	$328,235	$316,783

THE GREENBRIER COMPANIES, INC.

Note 4 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	November 30, 2013	August 31, 2013
Intangible assets subject to amortization:
Customer relationships	$66,288	$66,288
Accumulated amortization	(28,551)	(26,964)
Other intangibles	5,046	4,967
Accumulated amortization	(4,279)	(4,162)

	38,504	40,129
Intangible assets not subject to amortization	912	912
Investment in unconsolidated affiliates	11,985	10,739
Prepaid and other assets	8,691	10,601
Nonqualified savings plan investments	8,202	7,687
Debt issuance costs, net	7,258	7,802
Assets held for sale	503	1,101

Total intangible and other assets	$76,055	$78,971

Amortization expense for the three months ended November 30, 2013 and 2012 was $1.7 million and $1.3 million. Amortization expense for the years ending August 31, 2014, 2015, 2016, 2017 and 2018 is expected to be $4.5 million, $3.8 million, $3.8 million, $3.7 million and $3.4 million.

THE GREENBRIER COMPANIES, INC.

Note 5 – Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $359.8 million as of November 30, 2013.

As of November 30, 2013, a $290.0 million revolving line of credit secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans and maturing June 2016, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 2.25% or Prime plus 1.25% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of November 30, 2013, lines of credit totaling $19.8 million secured by certain of the Company’s European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.3% to WIBOR plus 1.5%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from December 2014 through June 2015.

As of November 30, 2013, the Company’s Mexican joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $20.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. Advances under this facility may be drawn through December 2013 and bear interest at LIBOR plus 2.5%. This line of credit is currently in the process of being renewed. The Mexican joint venture was able to draw amounts available under this facility through December 2013 and the line of credit is currently in the process of being renewed. Borrowings outstanding under this facility are due from January 2014 to May 2014. The second line of credit provides up to $30.0 million and is fully guaranteed by each of the joint venture partners, including the Company. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through February 2015.

As of November 30, 2013, outstanding borrowings under the senior secured credit facilities consisted of $6.2 million in letters of credit under the North American credit facility and $38.8 million outstanding under the Mexican joint venture credit facilities.

As of August 31, 2013, outstanding borrowings under the senior secured credit facilities consisted of $6.8 million in letters of credit under the North American credit facility and $48.2 million outstanding under the Mexican joint venture credit facilities.

Note 6 – Accounts Payable and Accrued Liabilities

(In thousands)	November 30, 2013	August 31, 2013
Trade payables	$161,845	$163,490
Other accrued liabilities	58,809	70,691
Accrued payroll and related liabilities	40,163	42,047
Accrued maintenance	12,480	11,420
Accrued warranty	11,479	12,128
Income taxes payable	4,041	13,094
Other	4,224	3,068

	$293,041	$315,938

THE GREENBRIER COMPANIES, INC.

Note 7 – Warranty Accruals

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

Warranty accrual activity:

	Three Months Ended November 30,
(In thousands)	2013	2012
Balance at beginning of period	$12,128	$9,221
Charged to cost of revenue, net	622	1,585
Payments	(1,472)	(801)
Currency translation effect	201	97

Balance at end of period	$11,479	$10,102

Note 8 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Income (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Income (Loss)
Balance, August 31, 2013	$(1,053)	$(4,923)	$(528)	$(6,504)
Other comprehensive income (loss) before reclassifications	762	2,471	(1)	3,232
Amounts reclassified from accumulated other comprehensive income (loss)	137	—	—	137

Balance, November 30, 2013	$(154)	$(2,452)	$(529)	$(3,135)

Details about Accumulated other comprehensive loss components	Amounts reclassified from Accumulated other comprehensive loss	Affected line in the statement where Net earnings is presented
Gain (loss) on derivative financial instruments:
Foreign exchange contracts	$(150)	Revenue
Interest rate swap contracts	419	Interest and foreign exchange

	269	Total before tax
	(132)	Tax expense

	$137	Net of tax

THE GREENBRIER COMPANIES, INC.

Note 9 – Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

(In thousands)	Three Months Ended November 30,
	2013	2012
Weighted average basic common shares outstanding (1)	28,417	27,144
Dilutive effect of warrants	—	802
Dilutive effect of convertible notes (2)	6,045	6,045

Weighted average diluted common shares outstanding	34,462	33,991

(1)	Restricted stock grants and restricted stock units, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position.
(2)	The dilutive effect of the 2018 Convertible notes are included as they were considered dilutive under the “if converted” method as further discussed below. The dilutive effect of the 2026 Convertible notes was excluded from the share calculations as the stock price for each period presented was less than the initial conversion price of $48.05 and therefore considered anti-dilutive.

Dilutive EPS for the three months ended November 30, 2013 and 2012 was calculated using the more dilutive of two approaches. The first approach includes the dilutive effect of outstanding warrants and shares underlying the 2026 Convertible notes in the share count using the treasury stock method. The second approach supplements the first by including the “if converted” effect of the 2018 Convertible notes issued in March 2011. Under the “if converted method” debt issuance and interest costs, both net of tax, associated with the convertible notes are added back to net earnings and the share count is increased by the shares underlying the convertible notes. The 2026 Convertible notes would only be included in the calculation of both approaches if the current stock price is greater than the initial conversion price of $48.05 using the treasury stock method.

	Three Months Ended November 30,
	2013	2012
Net earnings attributable to Greenbrier	$15,388	$10,427
Add back:
Interest and debt issuance costs on the 2018 Convertible notes, net of tax	1,416	1,430

Earnings before interest and debt issuance costs on convertible notes	$16,804	$11,857

Weighted average diluted common shares outstanding	34,462	33,991
Diluted earnings per share (1)	$0.49	$0.35

(1)	Diluted earnings per share was calculated as follows:

Earnings before interest and debt issuance costs (net of tax) on convertible notes

Weighted average diluted common shares outstanding

Note 10 – Stock Based Compensation

The value, at the date of grant, of restricted stock and restricted stock unit awards is amortized as compensation expense over the lesser of the vesting period or to the recipient’s eligible retirement date. Awards are expensed upon grant when the recipient’s eligible retirement date precedes the grant date.

For the three months ended November 30, 2013, $1.4 million in compensation expense was recorded for restricted stock and restricted stock unit grants. For the three months ended November 30, 2012, $1.9 million in compensation expense was recorded for restricted stock grants. Compensation expense related to restricted stock and restricted stock unit grants is recorded in Selling and administrative expense on the Consolidated Statements of Income.

THE GREENBRIER COMPANIES, INC.

Note 11 – Derivative Instruments

Foreign operations give rise to market risks from changes in foreign currency exchange rates. Foreign currency forward exchange contracts with established financial institutions are utilized to hedge a portion of that risk in Euro. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. The Company’s foreign currency forward exchange contracts and interest rate swap agreements are designated as cash flow hedges, and therefore the effective portion of unrealized gains and losses are recorded in accumulated other comprehensive income or loss.

At November 30, 2013 exchange rates, forward exchange contracts for the purchase of Polish Zloty and the sale of Euro aggregated $58.1 million. Adjusting the foreign currency exchange contracts to the fair value of the cash flow hedges at November 30, 2013 resulted in an unrealized pre-tax gain of $0.4 million that was recorded in accumulated other comprehensive loss. The fair value of the contracts is included in Accounts payable and accrued liabilities when there is a loss, or Accounts receivable when there is a gain, on the Consolidated Balance Sheets. As the contracts mature at various dates through June 2015, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations in Interest and foreign exchange.

At November 30, 2013, an interest rate swap agreement had a notional amount of $41.2 million and matures March 2014. The fair value of this cash flow hedge at November 30, 2013 resulted in an unrealized pre-tax loss of $0.8 million. The loss is included in Accumulated other comprehensive loss and the fair value of the contract is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from accumulated other comprehensive loss and charged or credited to interest expense. At November 30, 2013 interest rates, approximately $0.8 million would be reclassified to interest expense in the next 12 months.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
	Balance sheet	November 30, 2013	August 31, 2013	Balance sheet	November 30, 2013	August 31, 2013
(In thousands)	location	Fair Value	Fair Value	location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$770	$819	Accounts payable and accrued liabilities	$143	$342
Interest rate swap contracts	Other assets	—	—	Accounts payable and accrued liabilities	829	1,250

		$770	$819		$972	$1,592

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$365	$223	Accounts payable and accrued liabilities	$—	$40

THE GREENBRIER COMPANIES, INC.

The Effect of Derivative Instruments on the Statement of Income

Derivatives in cash flow hedging relationships	Location of gain recognized in income on derivative	Gain recognized in income on derivative Three months ended November 30,
		2013	2012
Foreign forward exchange contract	Interest and foreign exchange	$74	$155

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) Three months ended November 30,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income (effective portion) Three months ended November 30,		Location of gain in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain recognized on derivative (ineffective portion and amount excluded from effectiveness testing) Three months ended November 30,
	2013	2012		2013	2012		2013	2012
Foreign forward exchange contracts	$955	$1,509	Revenue	$150	$1,080	Interest and foreign exchange	$170	$896
Interest rate swap contracts	1	(28)	Interest and foreign exchange	(419)	(420)	Interest and foreign exchange	—	—

	$956	$1,481		$(269)	$660		$170	$896

THE GREENBRIER COMPANIES, INC.

Note 12 – Segment Information

Greenbrier operates in three reportable segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s 2013 Annual Report on Form 10-K. Performance for each of these segments is evaluated based on earnings (loss) from operations. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to the Company’s integrated business. Greenbrier’s management does not allocate Interest and foreign exchange or Income tax benefit (expense) for either external or internal reporting purposes. Intersegment sales and transfers are valued as if the sales or transfers were to third parties. Related revenue and margin are eliminated in consolidation and therefore are not included in consolidated results in the Company’s Consolidated Financial Statements.

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

For the three months ended November 30, 2013:
	Revenue			Earnings (loss) from operations
	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$359,473	$—	$359,473	$38,314	$—	$38,314
Wheels, Repair & Parts	113,401	1,653	115,054	(374)	31	(343)
Leasing & Services	17,481	2,869	20,350	8,670	2,869	11,539
Eliminations	—	(4,522)	(4,522)	—	(2,900)	(2,900)
Corporate	—	—	—	(8,388)	—	(8,388)

	$490,355	$—	$490,355	$38,222	$—	$38,222

For the three months ended November 30, 2012:
	Revenue			Earnings (loss) from operations
	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$285,368	$6,949	$292,317	$15,502	$(45)	$15,457
Wheels, Repair & Parts	112,100	5,386	117,486	6,137	(63)	6,074
Leasing & Services	17,906	4,392	22,298	8,701	4,392	13,093
Eliminations	—	(16,727)	(16,727)	—	(4,284)	(4,284)
Corporate	—	—	—	(7,253)	—	(7,253)

	$415,374	$—	$415,374	$23,087	$—	$23,087

	Total assets
	November 30,	August 31,
	2013	2013
Manufacturing	$461,096	$401,630
Wheels, Repair & Parts	304,249	318,483
Leasing & Services	427,023	463,381
Unallocated	90,210	106,247

	$1,282,578	$1,289,741

THE GREENBRIER COMPANIES, INC.

Note 13 – Commitments and Contingencies

The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The Company has entered into a Voluntary Cleanup Agreement with the Oregon Department of Environmental Quality (“DEQ”) in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances into the environment. The Company is also conducting groundwater remediation relating to a historical spill on the property which preceded its ownership.

In December 2000, the U.S. Environmental Protection Agency (EPA) has classified portions of the river bed of the Portland Harbor, including the portion fronting the Company’s manufacturing facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the “Portland Harbor Site”). The Company and more than 140 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company (the “Lower Willamette Group” or “LWG”), have signed an Administrative Order on Consent (“AOC”) to perform a remedial investigation/feasibility study (“RI/FS”) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The EPA-mandated RI/FS is being conducted by the LWG and has cost over $100 million during a 13-year period. The Company has agreed to initially bear a percentage of the total costs incurred by the LWG in connection with the investigation. The Company’s aggregate expenditure has not been material during the 13-year period. Some or all of any such outlay may be recoverable from other responsible parties. The investigation is expected to continue for at least one more year.

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

In accordance with customary business practices in Europe, the Company has $2.7 million in bank and third party warranty guarantee facilities, all of which have been utilized as of November 30, 2013. To date no amounts have been drawn under these guarantee facilities.

As of November 30, 2013, the Mexican joint venture had $40.8 million of third party debt outstanding, for which the Company has guaranteed approximately $32.9 million.

As of November 30, 2013, 2013 the Company had outstanding letters of credit aggregating $6.2 million associated with facility leases and workers compensation insurance.

THE GREENBRIER COMPANIES, INC.

Note 14 – Fair Value Measures

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

Level 1 -	observable inputs such as unadjusted quoted prices in active markets for identical instruments;
Level 2 -	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and
Level 3 -	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of November 30, 2013 are:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$1,135	$—	$1,135	$—
Nonqualified savings plan investments	8,202	8,202	—	—
Cash equivalents	1,005	1,005	—	—

	$10,342	$9,207	$1,135	$—

Liabilities:
Derivative financial instruments	$972	$—	$972	$—

(1)	Level 2 assets and liabilities include derivative financial instruments which are valued based on observable inputs. See Note 11 Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2013 are:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$1,042	$—	$1,042	$—
Nonqualified savings plan investments	7,687	7,687	—	—
Cash equivalents	1,004	1,004	—	—

	$9,733	$8,691	$1,042	$—

Liabilities:
Derivative financial instruments	$1,632	$—	$1,632	$—

THE GREENBRIER COMPANIES, INC.

Note 15 – Variable Interest Entities

March 2012 Agreement

In March 2012, the Company purchased a 1% interest in three trusts (the “Trusts”) which are 99% owned by a third party. As of August 31, 2013, the Company had completed the sale of railcars to the Trusts for an aggregate value of $99.6 million.

As of November 30, 2013, the carrying amount of the Company’s investment in the Trusts is $1.0 million, which is recorded in Intangibles and other assets, net on the Consolidated Balance Sheets.

May 2013 Agreement

In May 2013, the Company purchased an 8% interest in an entity that owns a portfolio of railcar assets that are leased to third parties, the remaining 92% is owned by a third party. In the first quarter of 2014, the Company sold 204 railcars to this entity for $16.0 million resulting in a total of 468 railcars manufactured by the Company and subject to operating leases sold for $39.2 million to this entity as of November 30, 2013.

As of November 30, 2013, the carrying amount of the Company’s investment in this entity is $3.1 million which is recorded in Intangibles and other assets, net on the Consolidated Balance Sheets.

THE GREENBRIER COMPANIES, INC.

Note 16 – Guarantor/Non-Guarantor

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

The following represents the supplemental consolidating condensed financial information of Greenbrier and its guarantor and non-guarantor subsidiaries, as of November 30, 2013 and August 31, 2013, for the three months ended November 30, 2013 and 2012. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non-guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Balance Sheet

November 30, 2013

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$46,462	$71	$34,693	$—	$81,226
Restricted cash	—	2,074	6,901	—	8,975
Accounts receivable, net	653	125,992	47,978	122	174,745
Inventories	—	152,244	176,094	(103)	328,235
Leased railcars for syndication	—	61,796	—	(514)	61,282
Equipment on operating leases, net	—	291,892	3,815	(2,416)	293,291
Property, plant and equipment, net	4,469	99,932	96,952	—	201,353
Goodwill	—	57,416	—	—	57,416
Intangibles and other assets, net	743,318	114,966	15,116	(797,345)	76,055

	$794,902	$906,383	$381,549	$(800,256)	$1,282,578

Liabilities and Equity
Revolving notes	$—	$—	$38,805	$—	$38,805
Accounts payable and accrued liabilities	90,196	51,215	151,630	—	293,041
Deferred income taxes	12,135	83,674	—	(9,308)	86,501
Deferred revenue	116	8,201	345	44	8,706
Notes payable	244,856	125,842	1,968	—	372,666
Total equity - Greenbrier	447,599	637,451	154,366	(791,817)	447,599
Noncontrolling interest	—	—	34,435	825	35,260

Total equity	447,599	637,451	188,801	(790,992)	482,859

	$794,902	$906,383	$381,549	$(800,256)	$1,282,578

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Income

For the three months ended November 30, 2013

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$186,004	$312,311	$(138,842)	$359,473
Wheels, Repair & Parts	—	114,721	—	(1,320)	113,401
Leasing & Services	390	16,935	—	156	17,481

	390	317,660	312,311	(140,006)	490,355
Cost of revenue
Manufacturing	—	167,537	282,523	(138,620)	311,440
Wheels, Repair & Parts	—	109,287	—	(1,312)	107,975
Leasing & Services	—	9,402	—	(21)	9,381

	—	286,226	282,523	(139,953)	428,796
Margin	390	31,434	29,788	(53)	61,559
Selling and administrative	8,600	9,213	8,147	149	26,109
Net gain on disposition of equipment	—	(3,174)	(343)	(134)	(3,651)
Restructuring charges	—	879	—	—	879

Earnings (loss) from operations	(8,210)	24,516	21,984	(68)	38,222
Other costs
Interest and foreign exchange	2,934	804	1,006	—	4,744

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(11,144)	23,712	20,978	(68)	33,478
Income tax (expense) benefit	3,154	(9,453)	(4,251)	28	(10,522)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(7,990)	14,259	16,727	(40)	22,956
Earnings (loss) from unconsolidated affiliates	23,378	802	32	(24,171)	41

Net earnings (loss)	15,388	15,061	16,759	(24,211)	22,997
Net (earnings) loss attributable to noncontrolling interest	—	—	(7,263)	(346)	(7,609)

Net earnings (loss) attributable to Greenbrier	$15,388	$15,061	$9,496	$(24,557)	$15,388

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Consolidating Statement of Comprehensive Income (Loss)

For the three months ended November 30, 2013

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$15,388	$15,061	$16,759	$(24,211)	$22,997
Other comprehensive income (loss)
Translation adjustment	—	45	2,467	—	2,512
Reclassification of derivative financial instruments recognized in net earnings (loss)	—	259	(122)	—	137
Unrealized gain on derivative financial instruments	—	1	761	—	762
Other (net of tax effect)	—	—	(1)	—	(1)

	—	305	3,105	—	3,410

Comprehensive income (loss)	15,388	15,366	19,864	(24,211)	26,407
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(7,304)	(346)	(7,650)

Comprehensive income (loss) attributable to Greenbrier	$15,388	$15,366	$12,560	$(24,557)	$18,757

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the three months ended November 30, 2013

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$15,388	$15,061	$16,759	$(24,211)	$22,997
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	4,041	(2,935)	(792)	(28)	286
Depreciation and amortization	494	7,519	2,905	(21)	10,897
Net gain on disposition of equipment	—	(3,174)	(343)	(134)	(3,651)
Stock based compensation expense	1,359	—	—	—	1,359
Other	—	341	17	169	527
Decrease (increase) in assets:
Accounts receivable	36,970	91,276	7,026	(154,577)	(19,305)
Inventories	—	(3,997)	(9,189)	8	(13,178)
Leased railcars for syndication	—	9,686	—	167	9,853
Other	(60)	1,742	2,060	(1,673)	2,069
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(14,200)	(159,156)	(6,231)	154,450	(25,137)
Deferred revenue	(39)	(393)	258	2	(172)

Net cash provided by (used in) operating activities	43,953	(44,030)	12,470	(25,848)	(13,455)

Cash flows from investing activities:
Proceeds from sales of assets	—	13,592	459	—	14,051
Capital expenditures	(992)	(2,608)	(2,942)	—	(6,542)
Decrease (increase) in restricted cash	—	(167)	(1)	—	(168)
Investment in and net advances to unconsolidated affiliates	(25,051)	(797)	(1,253)	25,848	(1,253)

Net cash provided by (used in) investing activities	(26,043)	10,020	(3,737)	25,848	6,088

Cash flows from financing activities:
Proceeds from revolving notes with maturities longer than 90 days	—	—	7,474	—	7,474
Repayment of revolving notes with maturities longer than 90 days	—	—	(16,878)	—	(16,878)
Intercompany advances	(33,902)	34,562	(660)	—	—
Repayments of notes payable	—	(1,021)	(202)	—	(1,223)
Investment by joint venture partner	—	—	419	—	419
Repurchase of stock	(871)	—	—	—	(871)
Excess tax benefit from restricted stock awards	152	—	—	—	152

Net cash provided by (used in) financing activities	(34,621)	33,541	(9,847)	—	(10,927)

Effect of exchange rate changes	—	515	1,570	—	2,085
Increase (decrease) in cash and cash equivalents	(16,711)	46	456	—	(16,209)
Cash and cash equivalents
Beginning of period	63,173	25	34,237	—	97,435

End of period	$46,462	$71	$34,693	$—	$81,226

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Balance Sheet

August 31, 2013

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$63,173	$25	$34,237	$—	$97,435
Restricted cash	—	1,907	6,900	—	8,807
Accounts receivable, net	37,623	217,268	54,412	(154,455)	154,848
Inventories	—	151,023	165,855	(95)	316,783
Leased railcars for syndication	—	68,827	—	(347)	68,480
Equipment on operating leases, net	—	304,234	3,809	(2,575)	305,468
Property, plant and equipment, net	2,112	103,315	96,106	—	201,533
Goodwill	—	57,416	—	—	57,416
Intangibles and other assets, net	716,029	118,541	13,515	(769,114)	78,971

	$818,937	$1,022,556	$374,834	$(926,586)	$1,289,741

Liabilities and Equity
Revolving notes	$—	$—	$48,209	$—	$48,209
Accounts payable and accrued liabilities	137,631	178,662	154,096	(154,451)	315,938
Deferred income taxes	8,093	86,610	—	(8,663)	86,040
Deferred revenue	155	8,546	98	39	8,838
Notes payable	244,856	126,863	2,170	—	373,889
Total equity - Greenbrier	428,202	621,875	141,945	(763,820)	428,202
Noncontrolling interest	—	—	28,316	309	28,625

Total equity	428,202	621,875	170,261	(763,511)	456,827

	$818,937	$1,022,556	$374,834	$(926,586)	$1,289,741

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Income

For the three months ended November 30, 2012

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$133,511	$229,508	$(77,651)	$285,368
Wheels, Repair & Parts	—	116,224	—	(4,124)	112,100
Leasing & Services	91	17,823	—	(8)	17,906

	91	267,558	229,508	(81,783)	415,374
Cost of revenue
Manufacturing	—	124,385	215,170	(81,063)	258,492
Wheels, Repair & Parts	—	105,659	—	(4,183)	101,476
Leasing & Services	—	7,650	—	(23)	7,627

	—	237,694	215,170	(85,269)	367,595
Margin	91	29,864	14,338	3,486	47,779
Selling and administrative	9,786	8,131	8,183	—	26,100
Gain on disposition of equipment	—	(1,044)	—	(364)	(1,408)

Earnings (loss) from operations	(9,695)	22,777	6,155	3,850	23,087
Other costs
Interest and foreign exchange	3,616	902	1,498	(116)	5,900

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(13,311)	21,875	4,657	3,966	17,187
Income tax (expense) benefit	5,769	(8,081)	(1,423)	(851)	(4,586)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(7,542)	13,794	3,234	3,115	12,601
Earnings (loss) from unconsolidated affiliates	17,969	36	9	(18,054)	(40)

Net earnings (loss)	10,427	13,830	3,243	(14,939)	12,561
Net (earnings) loss attributable to noncontrolling interest	—	—	(535)	(1,599)	(2,134)

Net earnings (loss) attributable to Greenbrier	$10,427	$13,830	$2,708	$(16,538)	$10,427

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Consolidating Statement of Comprehensive Income (Loss)

For the three months ended November 30, 2012

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$10,427	$13,830	$3,243	$(14,939)	$12,561
Other comprehensive income (loss)
Translation adjustment	—	167	1,968	—	2,135
Reclassification of derivative financial instruments recognized in net earnings (loss)	—	259	(875)	—	(616)
Unrealized loss on derivative financial instruments	—	(17)	1,316	—	1,299

	—	409	2,409	—	2,818

Comprehensive income (loss)	10,427	14,239	5,652	(14,939)	15,379
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(580)	(1,599)	(2,179)

Comprehensive income (loss) attributable to Greenbrier	$10,427	$14,239	$5,072	$(16,538)	$13,200

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

THE GREENBRIER COMPANIES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in three primary business segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. These three business segments are operationally integrated. The Manufacturing segment, operating from facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, conventional railcars, tank cars, marine vessels and automotive railcar products. The Wheels, Repair & Parts segment performs wheel and axle servicing; railcar repair, refurbishment and maintenance activities; as well as production and reconditioning of a variety of parts for the railroad industry in North America. The Leasing & Services segment owns approximately 8,300 railcars and provides management services for approximately 231,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. We also produce rail castings through an unconsolidated joint venture.

Multi-year supply agreements are a part of rail industry practice. Customer orders may be subject to cancellations or modifications and contain terms and conditions customary in the industry. In most cases, little variation has been experienced between the quantity ordered and the quantity actually delivered.

Our total manufacturing backlog of railcar units as of November 30, 2013 was approximately 13,500 units with an estimated value of $1.43 billion compared to 9,700 units with an estimated value of $1.11 billion as of November 30, 2012. Currently, the entire backlog is expected to be sold to third parties, therefore no orders in our backlog are expected to be placed into our owned lease fleet. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog. Our backlog of railcar units and marine vessels is not necessarily indicative of future results of operations. Subsequent to quarter end we received new railcar orders for 1,100 units valued at approximately $130 million. The new orders referenced are subject to customary documentation and completion of terms.

Marine backlog as of November 30, 2013 was approximately $5 million compared to $20 million as of November 30, 2012. During the fourth quarter of 2012 we became party to a letter of intent for 15 barges valued at $60 million subject to significant permitting and other conditions.

During 2013, we implemented a restructuring plan to sell or close certain Wheels, Repair & Parts facilities to enhance margins and improve capital efficiency. Restructuring charges related to this plan were $0.9 million ($0.6 million, net of tax) for the three months ended November 30, 2013. We anticipate we will incur additional pre-tax cash restructuring charges of about $1.0 - $2.0 million in 2014. This range does not include future non-cash gains or losses from facilities reductions, as these amounts are not presently determinable.

We operate two manufacturing facilities in Sahagun, Mexico, one of which we own and one of which is leased. In September 2013, we were notified by the landlord of our leased facility that the landlord does not intend to renew the lease following the expiration of the lease term in November 2014. We have identified an alternative site to partially replace the manufacturing capacity of such facility and are also considering expanding production capacity at our owned facility in Sahagun, Mexico and at other manufacturing sites.

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

We will periodically sell railcars with leases attached to financial investors. In addition we will often perform management or maintenance services at market rates for these railcars. Pursuant to the guidance in ASC 840-20-40, we evaluate the terms of any remarketing agreements and any contractual provisions that represent retained risk and the level of retained risk based on those provisions. We determine whether the level of retained risk exceeds 10% of the individual fair value of the railcars delivered. For any contracts with multiple elements (i.e. railcars, maintenance, management services, etc.) we allocate revenue among the deliverables primarily based upon objective and reliable evidence of the fair value of each element in the arrangement. If objective and reliable evidence of fair value of any element is not available, we will use the element’s estimated selling price for purposes of allocating the total arrangement consideration among the elements.

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

THE GREENBRIER COMPANIES, INC.

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

THE GREENBRIER COMPANIES, INC.

Three Months Ended November 30, 2013 Compared to Three Months Ended November 30, 2012

Overview

Total revenue for the three months ended November 30, 2013 was $490.4 million, an increase of $75.0 million from revenues of $415.4 million in the prior comparable period. The increase was primarily the result of higher revenues in the manufacturing segment of our business. Manufacturing segment revenues increased $74.1 million which was primarily attributed to a higher volume of deliveries as compared to the prior comparable period.

Net earnings attributable to Greenbrier for the three months ended November 30, 2013 were $15.4 million or $0.49 per diluted common share compared to $10.4 million or $0.35 per diluted common share for the three months ended November 30, 2012. The increase in earnings was primarily attributed to an increase in manufacturing gross margin.

Revenue, margin and operating profit, presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation. Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Three Months Ended November 30,
(In thousands)	2013	2012
Revenue:
Manufacturing	$359,473	$285,368
Wheels, Repair & Parts	113,401	112,100
Leasing & Services	17,481	17,906

	490,355	415,374
Margin:
Manufacturing	48,033	26,876
Wheels, Repair & Parts	5,426	10,624
Leasing & Services	8,100	10,279

	61,559	47,779
Operating profit (loss):
Manufacturing	38,314	15,502
Wheels, Repair & Parts	(374)	6,137
Leasing & Services	8,670	8,701
Corporate	(8,388)	(7,253)

Earnings from operations	38,222	23,087
Interest and foreign exchange	4,744	5,900

Earnings before income taxes and earnings (loss) from unconsolidated affiliates	33,478	17,187

Income tax expense	(10,522)	(4,586)

Earnings before loss from unconsolidated affiliates	22,956	12,601
Earnings (loss) from unconsolidated affiliates	41	(40)

Net earnings	22,997	12,561
Net earnings attributable to noncontrolling interest	(7,609)	(2,134)

Net earnings attributable to Greenbrier	$15,388	$10,427

Diluted earnings per common share	$0.49	$0.35

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

Manufacturing revenue for the three months ended November 30, 2013 was $359.5 million compared to $285.4 million in the comparable period of the prior year, an increase of $74.1 million. Railcar unit deliveries, which are the primary source of manufacturing revenue, were approximately 3,700 units in the current period compared to approximately 2,900 units in the prior comparable period. The increase in revenue was primarily attributed to a higher volume of tank car deliveries as compared to the prior comparable period.

Manufacturing margin as a percentage of revenue for the three months ended November 30, 2013 was 13.4% compared to a margin of 9.4% for the three months ended November 30, 2012. The increase in margin as a percentage of revenue was primarily attributed to a favorable change in product mix and improved production efficiencies.

Manufacturing operating profit was $38.3 million and 10.7% of revenue for the three months ended November 30, 2013 compared to $15.5 million and 5.4% for the three months ended November 30, 2012. The increase in operating profit as compared to the prior comparable period was primarily attributed to an increase in gross margin.

Wheels, Repair & Parts Segment

Wheels, Repair & Parts revenue was $113.4 million for the three months ended November 30, 2013 compared to $112.1 million in the comparable period of the prior year. The increase of $1.3 million was primarily attributed to a change in wheel set and component product mix and an increase in parts revenue. These were partially offset by a decrease in repair revenue primarily due to the closure of facilities as part of our previously disclosed restructuring plan to sell or close certain Wheels, Repair & Parts facilities to enhance margins and improve capital efficiency.

Wheels, Repair & Parts margin as a percentage of revenue was 4.8% for the three months ended November 30, 2013 compared to 9.5% for the three months ended November 30, 2012. The decrease in margin as a percentage of revenue was primarily the result of activities associated with fixing underperforming locations, a decrease in revenue from a metal scrapping program and increases in certain reserves and accruals.

Wheels, Repair & Parts operating loss was $0.4 million and 0.3% of revenue for the three months ended November 30, 2013 compared to operating profit of $6.1 million and 5.5% for the three months ended November 30, 2012. The decrease in operating profit as compared to the prior comparable period was primarily attributed to a decrease in gross margin and restructuring charges.

Leasing & Services Segment

Leasing & Services revenue was $17.5 million for the three months ended November 30, 2013 compared to $17.9 million for the comparable period of the prior year. The decrease of $0.4 million was primarily a result of a decrease in the size of the owned lease fleet and lower average volumes of rent-producing leased railcars for syndication. These were partially offset by an increase in management services revenue due to the addition of new management services agreements.

Leasing & Services margin as a percentage of revenue was 46.3% for the three months ended November 30, 2013 compared to 57.4% for the three months ended November 30, 2012. The decrease in gross margin as a percentage of revenue compared to the prior comparable period was primarily due to higher gross margin in the prior comparable period as a result of the reduction in the maintenance accrual on terminated maintenance management agreements during that period and lower average volumes of rent-producing leased railcars for syndication in the current year.

THE GREENBRIER COMPANIES, INC.

Leasing & Services operating profit was $8.7 million and 49.6% of revenue for the three months ended November 30, 2013 compared to $8.7 million and 48.6% for the three months ended November 30, 2012. The change in operating profit as a percentage of revenue as compared to the prior comparable period was primarily attributed to a decrease in gross margin partially offset by an increase in Net gain on disposition of equipment.

The percentage of owned units on lease as of November 30, 2013 was 97.0% compared to 95.2% at November 30, 2012.

Selling and Administrative Expense

Selling and administrative expense was $26.1 million or 5.3% of revenue for the three months ended November 30, 2013 compared to $26.1 million or 6.3% of revenue for the prior comparable period. The change for the three months ended November 30, 2013 compared to the prior comparable period was primarily attributed to an increase in employee related costs offset by a decrease in the revenue based fee paid to our joint venture partner in Mexico.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $3.7 million for the three months ended November 30, 2013, compared to $1.4 million for the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and manage risk and liquidity.

Restructuring Charges

During 2013, we implemented a restructuring plan to sell or close certain Wheels, Repair & Parts facilities to enhance margins and improve capital efficiency. Restructuring charges related to this plan totaled $0.9 million for the three months ended November 30, 2013 and consisted of employee related termination costs and other expenses. We anticipate we will incur additional pre-tax cash restructuring charges of about $1.0 - $2.0 million in 2014. This range does not include future non-cash gains or losses from facilities reductions, as these amounts are not presently determinable.

Other Costs

Interest and foreign exchange expense was comprised of the following:

	Three Months Ended November 30,		Increase (Decrease)
(In thousands)	2013	2012
Interest and foreign exchange:
Interest and other expense	$4,396	$4,331	$65
Accretion of convertible debt discount	—	849	(849)
Foreign exchange (gain) loss	348	720	(372)

	$4,744	$5,900	$(1,156)

The decrease in interest and foreign exchange expense as compared to the prior comparable period was primarily attributed to the convertible note debt discount being fully amortized in the prior year.

Income Tax

The tax rate for the three months ended November 30, 2013 was 31.4% as compared to 26.7% in the prior comparable period. The provision for income taxes is based on projected consolidated results of operations and geographical mix of earnings for the entire year. The tax rate fluctuates from period to period due to a change in the geographical mix of pre-tax earnings and the impact of other discrete items including the one-time benefit in the first quarter of 2013 related to an IRS settlement.

THE GREENBRIER COMPANIES, INC.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $7.6 million for the three months ended November 30, 2013 compared to $2.1 million in the prior comparable period. These amounts primarily represent our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The changes from year to year are primarily a result of operating at higher production rates, improved manufacturing efficiencies and lower intercompany activity.

Liquidity and Capital Resources

	Three Months Ended November 30,
(In thousands)	2013	2012
Net cash used in operating activities	$(13,455)	$(25,485)
Net cash provided by (used in) investing activities	6,088	(16,260)
Net cash provided by (used in) financing activities	(10,927)	28,358
Effect of exchange rate changes	2,085	1,100

Net decrease in cash and cash equivalents	$(16,209)	$(12,287)

We have been financed through cash generated from operations, borrowings and issuance of stock. At November 30, 2013, cash and cash equivalents were $81.2 million, a decrease of $16.2 million from $97.4 million at August 31, 2013.

Cash used in operating activities was $13.5 million for the three months ended November 30, 2013 compared to $25.5 million for the three months ended November 30, 2012. The change from the prior year was primarily due to a change in the timing of working capital needs.

Cash provided by or used in investing activities primarily related to capital expenditures net of proceeds from the sale of assets. Cash provided by investing activities for the three months ended November 30, 2013 was $6.1 million compared to cash used in investing activities of $16.3 million for the three months ended November 30, 2012.

Capital expenditures totaled $6.6 million and $25.1 million for the three months ended November 30, 2013 and 2012. Proceeds from the sale of assets, which primarily related to sales of railcars from our lease fleet within Leasing & Services, were approximately $14.1 million and $10.1 million for the three months ended November 30, 2013 and 2012.

Approximately $1.1 million and $15.1 million of capital expenditures for the three months ended November 30, 2013 and 2012 were attributable to Leasing & Services operations. Leasing & Services capital expenditures for 2014 are expected to be approximately $10.0 million. Proceeds from sales of leased railcar equipment are expected to be approximately $60.0 million for 2014. We regularly sell assets from our lease fleet.

Approximately $3.9 million and $8.3 million of capital expenditures for the three months ended November 30, 2013 and 2012 were attributable to Manufacturing operations. Capital expenditures for Manufacturing are expected to be approximately $60.0 million in 2014 and primarily relate to enhancements to our manufacturing facilities and to replace certain manufacturing capacity.

Wheels, Repair & Parts capital expenditures for the three months ended November 30, 2013 and 2012 were $1.6 million and $1.7 million and are expected to be approximately $10.0 million in 2014 for maintenance and improvement of existing facilities.

Cash used in financing activities was $10.9 million for the three months ended November 30, 2013 compared to cash provided by financing activities of $28.4 million for the three months ended November 30, 2012. Cash used in and provided by financing activities primarily related to proceeds from debt net of repayments.

THE GREENBRIER COMPANIES, INC.

In October 2013, the Board of Directors authorized the Company to repurchase up to $50 million of our common stock. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The share repurchase program does not obligate us to acquire any specific number of shares in any period. The share repurchase program expires April 30, 2015, but may be modified, suspended or discontinued at any time without prior notice. During the three months ended November 30, 2013, we repurchased a total of 28,610 shares for approximately $0.9 million. Subsequent to November 30, 2013 and through January 6, 2014, we purchased an additional 81,794 shares for approximately $2.5 million.

Senior secured credit facilities, consisting of three components, aggregated to $359.8 million as of November 30, 2013. We had an aggregate of $314.7 million available to draw down under the committed credit facilities as of November 30, 2013. This amount consists of $283.7 million available on the North American credit facility, $19.8 million on the European credit facilities and $11.2 million on the Mexican joint venture credit facilities as of November 30, 2013.

As of November 30, 2013 a $290.0 million revolving line of credit secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, maturing June 2016, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 2.25% or Prime plus 1.25% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of November 30, 2013, lines of credit totaling $19.8 million secured by certain of our European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.3% to WIBOR plus 1.5%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from December 2014 through June 2015.

As of November 30, 2013 our Mexican joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $20.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture was able to draw amounts available under this facility through December 2013 and the line of credit is currently in the process of being renewed. Borrowings outstanding under this facility are due from January 2014 to May 2014. The second line of credit provides up to $30.0 million and is fully guaranteed by each of the joint venture partners, including our Company. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through February 2015.

As of November 30, 2013 outstanding borrowings under the senior secured credit facilities consisted of $6.2 million in letters of credit under the North American credit facility and $38.8 million outstanding under the Mexican joint venture credit facilities.

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

THE GREENBRIER COMPANIES, INC.

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

As of November 30, 2013, the Mexican joint venture had $40.8 million of third party debt, of which we have guaranteed approximately $32.9 million.

In accordance with customary business practices in Europe, we have $2.7 million in bank and third party warranty and performance guarantee facilities as of November 30, 2013. To date no amounts have been drawn under these guarantee facilities.

Our borrowings maturing within the next year include a senior term note, secured by a pool of leased railcars, with a balloon payment of $81.8 million due in March 2014. In the near future, we expect to refinance this debt along with a senior term note, also secured by a pool of leased railcars, with a current outstanding balance of $42.6 million due in May 2015.

We expect existing funds and cash generated from operations, together with proceeds from financing activities including borrowings under existing credit facilities and long-term financings, to be sufficient to fund working capital needs, planned capital expenditures and expected debt repayments during the next twelve months.

Off Balance Sheet Arrangements

We do not currently have off balance sheet arrangements that have or are likely to have a material current or future effect on our Consolidated Financial Statements.

THE GREENBRIER COMPANIES, INC.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have operations in Mexico and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At November 30, 2013, $58.1 million of forecast sales in Europe were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At November 30, 2013, net assets of foreign subsidiaries aggregated $57.4 million and a 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in equity of $5.7 million, or 1.3% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $41.2 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At November 30, 2013, 70% of our outstanding debt had fixed rates and 30% had variable rates. At November 30, 2013, a uniform 10% increase in variable interest rates would result in approximately $0.2 million of additional annual interest expense.

THE GREENBRIER COMPANIES, INC.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE GREENBRIER COMPANIES, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 13 to Consolidated Financial Statements, Part I of this quarterly report.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended August 31, 2013. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended August 31, 2013, except for the risk factor below.

One of our two manufacturing facilities in Sahagun, Mexico is dependent on certain factors outside of our control. If we experience an interruption of our manufacturing operations in Sahagun, Mexico, our results of operations may be adversely affected.

We operate two manufacturing facilities in Sahagun, Mexico, one of which we own and one which is leased. In the leased facility, we depend on the third-party landlord to provide us with labor services for our operations under a services agreement. All of the labor provided by the third party is subject to collective bargaining agreements, over which we have no control. If the third party fails to provide us with the services required by our agreement for any reason, including labor stoppages or strikes or a sale of facilities owned by the third party, our operations could be adversely affected. Additionally, we do not have an agreement to renew the lease on our leased Sahagun, Mexico, manufacturing facility, which expires in November 2014, and we have been informed that the third-party landlord does not intend to renew. We have identified an alternate location to partially replace some of such manufacturing capacity. We continue to pursue alternatives in the event we are unable to finalize negotiations for such location. If we are unable to negotiate acceptable terms for such location or unable to obtain sufficient alternative manufacturing capacity to replace the existing leased manufacturing facility, or to transfer manufacturing production in an efficient manner and without disrupting other operations, we could incur substantial expense and interruption of our manufacturing activities which would have an adverse effect on our financial condition and results of operations. In addition, if we are unable to fully vacate the premises by the expiration of the lease in November 2014, we may be subject to penalties imposed by the third-party landlord for overstaying the lease. Any interruption of our manufacturing operations in Mexico or decrease in our manufacturing operations or penalties in connection with overstaying our lease could adversely affect our financial condition and results of operations.

THE GREENBRIER COMPANIES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 31, 2013, the Board of Directors authorized the Company to repurchase up to $50 million of the Company’s common stock. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period. The share repurchase program expires April 30, 2015, but may be modified, suspended or discontinued at any time without prior notice.

Shares repurchased under the Company’s share repurchase program during the three months ended November 30, 2013 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2013 - September 30, 2013	—	—	—	$—
October 1, 2013 - October 31, 2013	—	—	—	$50,000,000
November 1, 2013 - November 30, 2013	28,610	$30.47	28,610	$49,128,359

	28,610		28,610

THE GREENBRIER COMPANIES, INC.

Item 6. Exhibits

(a)	List of Exhibits:

10.1*	Amendment No. 1 to Form of Amended and Restated Employment Agreement between the Registrant and certain of its executive officers.

10.2*	Amendment No. 2 to the Greenbrier Companies, Inc. 2010 Amended and Restated Stock Incentive Plan.

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Equity (v) the Consolidated Statements of Cash Flows; (vi) the Notes to Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

THE GREENBRIER COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: January 8, 2014	By:	/s/ Mark J. Rittenbaum
Mark J. Rittenbaum
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 8, 2014	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)