Form 10-Q
period 2014-02-28
GREENBRIER COMPANIES INC
filed 2014-04-03
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 28, 2014

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

The number of shares of the registrant’s common stock, without par value, outstanding on March 28, 2014 was 27,586,915 shares.

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

•

production difficulties and product delivery delays as a result of, among other matters, inefficiencies associated with expansion or the start-up of production lines or increased production rates, changing technologies, transfer of production between facilities or non-performance of alliance partners, subcontractors or suppliers;

•	interruption of our manufacturing operations as a result of lease termination or expiration;

•	ability to renew or replace expiring customer contracts on satisfactory terms;

•	ability to obtain and execute suitable contracts for leased railcars for syndication;

THE GREENBRIER COMPANIES, INC.

•	lower than anticipated lease renewal rates, earnings on utilization based leases or residual values for leased equipment;

•	discovery of defects in railcars or services resulting in increased warranty costs or litigation;

•	physical damage or product or service liability claims that exceed our insurance coverage;

•	commencement of and ultimate resolution or outcome of pending or future litigation and investigations;

•	natural disasters or severe weather patterns that may affect either us, our suppliers or our customers;

•	loss of business from, or a decline in the financial condition of, any of the principal customers that represent a significant portion of our total revenues;

•

competitive factors, including introduction of competitive products, new entrants into certain of our markets, price pressures, limited customer base, and competitiveness of our manufacturing facilities and products;

•	industry overcapacity and our manufacturing capacity utilization;

•	decreases or write-downs in carrying value of inventory, goodwill, intangibles or other assets due to impairment;

•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

•	changes in future maintenance or warranty requirements;

•	ability to adjust to the cyclical nature of the industries in which we operate;

•	changes in interest rates and financial impacts from interest rates;

•	ability and cost to maintain and renew operating permits;

•	actions by various regulatory agencies including potential environmental remediation obligations or changing tank car or other rail car regulation;

•	changes in fuel and/or energy prices;

•	risks associated with our intellectual property rights or those of third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;

•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;

•	availability of a trained work force at a reasonable cost and with reasonable terms of employment;

•	availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;

•	failure to successfully integrate acquired businesses;

•	discovery of previously unknown liabilities associated with acquired businesses;

•	failure of or delay in implementing and using new software or other technologies;

•	the impact of cybersecurity risks and the costs of mitigating and responding to a data security breach;

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

Any forward-looking statements should be considered in light of these factors. Words such as “anticipates,” “believes,” “forecast,” “potential,” “goal,” “contemplates,” “expects,” “intends,” “plans,” “projects,” “hopes,” “seeks,” “estimates,” “strategy,” “could,” “would,” “should,” “likely,” “will,” “may,” “can,” “designed to,” “future,” “foreseeable future” and similar expressions identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You are cautioned not to put undue reliance on any forward-looking statements. Except as otherwise required by law, we do not assume any obligation to update any forward-looking statements.

All references to years refer to the fiscal years ended August 31st unless otherwise noted.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Consolidated Balance Sheets

(In thousands, unaudited)

	February 28, 2014	August 31, 2013
Assets
Cash and cash equivalents	$143,929	$97,435
Restricted cash	8,964	8,807
Accounts receivable, net	148,810	154,848
Inventories	306,394	316,783
Leased railcars for syndication	84,657	68,480
Equipment on operating leases, net	282,328	305,468
Property, plant and equipment, net	204,804	201,533
Goodwill	57,416	57,416
Intangibles and other assets, net	77,173	78,971

	$1,314,475	$1,289,741

Liabilities and Equity
Revolving notes	$26,738	$48,209
Accounts payable and accrued liabilities	319,611	315,938
Deferred income taxes	84,848	86,040
Deferred revenue	14,272	8,838
Notes payable	371,427	373,889
Commitments and contingencies (Note 13)
Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 27,807 and 28,084 shares outstanding at February 28, 2014 and August 31, 2013	—	—
Additional paid-in capital	252,564	259,864
Retained earnings	205,817	174,842
Accumulated other comprehensive loss	(1,812)	(6,504)

Total equity - Greenbrier	456,569	428,202
Noncontrolling interest	41,010	28,625

Total equity	497,579	456,827

	$1,314,475	$1,289,741

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Income

(In thousands, except per share amounts, unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Revenue
Manufacturing	$347,755	$294,047	$707,228	$579,416
Wheels, Repair & Parts	136,540	111,952	249,941	224,051
Leasing & Services	17,921	17,167	35,402	35,073

	502,216	423,166	992,571	838,540
Cost of revenue
Manufacturing	306,572	262,650	618,012	521,142
Wheels, Repair & Parts	127,940	103,134	235,915	204,610
Leasing & Services	9,853	9,107	19,234	16,735

	444,365	374,891	873,161	742,487
Margin	57,851	48,275	119,410	96,053
Selling and administrative expense	28,125	24,942	54,234	51,042
Net gain on disposition of equipment	(5,416)	(3,076)	(9,067)	(4,484)
Restructuring charges	540	—	1,419	—

Earnings from operations	34,602	26,409	72,824	49,495
Other costs
Interest and foreign exchange	4,099	6,322	8,843	12,222

Earnings before income taxes and loss from unconsolidated affiliates	30,503	20,087	63,981	37,273
Income tax expense	(9,883)	(5,590)	(20,405)	(10,176)

Earnings before loss from unconsolidated affiliates	20,620	14,497	43,576	27,097
Loss from unconsolidated affiliates	(67)	(105)	(26)	(145)

Net earnings	20,553	14,392	43,550	26,952
Net earnings attributable to noncontrolling interest	(4,966)	(553)	(12,575)	(2,686)

Net earnings attributable to Greenbrier	$15,587	$13,839	$30,975	$24,266

Basic earnings per common share	$0.55	$0.51	$1.09	$0.89
Diluted earnings per common share	$0.50	$0.45	$0.98	$0.80
Weighted average common shares:
Basic	28,300	27,210	28,359	27,177
Diluted	34,345	34,044	34,404	34,018

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Net earnings	$20,553	$14,392	$43,550	$26,952
Other comprehensive income (loss)
Translation adjustment	811	(95)	3,322	2,040
Reclassification of derivative financial instruments recognized in net earnings [1]	180	(279)	317	(895)
Unrealized gain (loss) on derivative financial instruments [2]	352	(791)	1,114	508

	1,343	(1,165)	4,753	1,653

Comprehensive income	21,896	13,227	48,303	28,605
Comprehensive income attributable to noncontrolling interest	(4,986)	(549)	(12,636)	(2,728)

Comprehensive income attributable to Greenbrier	$16,910	$12,678	$35,667	$25,877

[1]	Net of tax of effect of $0.1 million and $0.03 million for the three months ended February 28, 2014 and 2013 and $0.3 million and $0.01 million for the six months ended February 28, 2014 and 2013.
[2]	Net of tax of effect of $0.1 million and $0.2 million for the three months ended February 28, 2014 and 2013 and $0.3 million and $0.1 million for the six months ended February 28, 2014 and 2013.

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Equity

(In thousands, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2013	28,084	$259,864	$174,842	$(6,504)	$428,202	$28,625	$456,827
Net earnings	—	—	30,975	—	30,975	12,575	43,550
Other comprehensive income, net	—	—	—	4,692	4,692	61	4,753
Noncontrolling interest adjustments	—	—	—	—	—	2,439	2,439
Investment by joint venture partner	—	—	—	—	—	419	419
Joint venture partner distribution declared	—	—	—	—	—	(3,109)	(3,109)
Restricted stock awards (net of cancellations)	12	458	—	—	458	—	458
Unamortized restricted stock	—	(458)	—	—	(458)	—	(458)
Restricted stock amortization	—	2,862	—	—	2,862	—	2,862
Excess tax benefit from restricted stock awards	—	110	—	—	110	—	110
Repurchase of stock	(289)	(10,272)	—	—	(10,272)	—	(10,272)

Balance February 28, 2014	27,807	$252,564	$205,817	$(1,812)	$456,569	$41,010	$497,579

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2012	27,143	$252,256	$185,890	$(6,369)	$431,777	$21,868	$453,645
Net earnings	—	—	24,266	—	24,266	2,686	26,952
Other comprehensive income, net	—	—	—	1,611	1,611	42	1,653
Noncontrolling interest adjustments	—	—	—	—	—	(1,735)	(1,735)
Investment by joint venture partner	—	—	—	—	—	1,949	1,949
Restricted stock awards (net of cancellations)	27	310	—	—	310	—	310
Unamortized restricted stock	—	(310)	—	—	(310)	—	(310)
Restricted stock amortization	—	3,301	—	—	3,301	—	3,301
Excess tax benefit from restricted stock awards	—	181	—	—	181	—	181
Warrants exercised	52	—	—	—	—	—	—

Balance February 28, 2013	27,222	$255,738	$210,156	$(4,758)	$461,136	$24,810	$485,946

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months Ended February 28,
	2014	2013
Cash flows from operating activities
Net earnings	$43,550	$26,952
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income taxes	(1,448)	4,203
Depreciation and amortization	20,753	21,398
Net gain on disposition of equipment	(9,067)	(4,484)
Accretion of debt discount	—	1,725
Stock based compensation expense	2,862	2,887
Other	2,768	(1,612)
Decrease (increase) in assets:
Accounts receivable	6,900	3,079
Inventories	9,147	(27,208)
Leased railcars for syndication	(13,603)	56,960
Other	68	245
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(487)	(56,493)
Deferred revenue	5,377	5,936

Net cash provided by operating activities	66,820	33,588

Cash flows from investing activities
Proceeds from sales of assets	28,671	22,301
Capital expenditures	(16,529)	(35,525)
Increase in restricted cash	(157)	(2,622)
Investment in and net advances to unconsolidated affiliates	(1,253)	(386)
Other	—	(3,582)

Net cash provided by (used in) investing activities	10,732	(19,814)

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	—	(16,579)
Proceeds from revolving notes with maturities longer than 90 days	31,738	19,968
Repayments of revolving notes with maturities longer than 90 days	(53,209)	(14,998)
Repayments of notes payable	(2,462)	(2,251)
Repurchase of stock	(8,889)	—
Investment by joint venture partner	419	1,949
Cash distribution to joint venture partner	(1,604)	—
Excess tax benefit from restricted stock awards	110	181

Net cash used in financing activities	(33,897)	(11,730)

Effect of exchange rate changes	2,839	22
Increase in cash and cash equivalents	46,494	2,066
Cash and cash equivalents
Beginning of period	97,435	53,571

End of period	$143,929	$55,637

Cash paid during the period for
Interest	$6,610	$7,867
Income taxes, net	$29,283	$8,288
Non-cash activity
Transfer of Inventories to Leased railcars for syndication	$2,776	$—
Repurchase of stock accrued in Accounts payable and accrued liabilities	$1,383	$—
Transfer of Leased railcars for syndication to Equipment on operating leases	$—	$4,640
Transfer of Equipment on operating leases to Inventories	$—	$17,762

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of February 28, 2014, for the three and six months ended February 28, 2014 and 2013 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position and operating results and cash flows for the periods indicated. The results of operations for the three and six months ended February 28, 2014 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2014.

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

In the first quarter of 2014, the Company adopted an accounting standard update that amended prior reporting requirements with respect to comprehensive income by requiring additional disclosures by component about the amounts reclassified out of accumulated other comprehensive loss. The adoption of this accounting standard update did require additional disclosures, but did not have an impact on the Company’s financial position, results of operations or cash flows.

Share Repurchase Program – In October 2013, the Board of Directors authorized the Company to repurchase up to $50 million of the Company’s common stock. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period. The share repurchase program expires April 30, 2015, but may be modified, suspended or discontinued at any time without prior notice. During the three and six months ended February 28, 2014, the Company repurchased a total of 260,717 shares and 289,327 shares for approximately $9.4 million and $10.3 million. Subsequent to February 28, 2014 and through April 1, 2014, the Company purchased an additional 242,000 shares for approximately $11.1 million.

THE GREENBRIER COMPANIES, INC.

Note 2 – Restructuring

During 2013, the Company implemented a restructuring plan to sell or close certain Wheels, Repair & Parts facilities to enhance margins and improve capital efficiency and anticipates completing the restructuring plan during 2014. Restructuring charges related to this plan, associated with the Company’s Wheels, Repair & Parts segment, totaled $0.5 million and $1.4 million for the three and six months ended February 28, 2014 and were included in the Consolidated Statement of Income. The Company continues to evaluate the operations and currently estimates it may incur up to an additional $1.0 million in pre-tax cash restructuring charges in 2014. This amount does not include future non-cash gains or losses from facilities reductions, as these amounts are not presently determinable.

(In thousands)	Accrual at August 31, 2013	Charged to Expense	Paid or Settled	Accrual at February 28, 2014
Employee termination costs	$1,409	$1,234	$2,626	$17
Other costs	299	185	484	—

	$1,708	$1,419	$3,110	$17

Note 3 – Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead. The following table summarizes the Company’s inventory balance:

(In thousands)	February 28, 2014	August 31, 2013
Manufacturing supplies and raw materials	$206,929	$217,182
Work-in-process	55,647	48,990
Finished goods	48,578	54,839
Excess and obsolete adjustment	(4,760)	(4,228)

	$306,394	$316,783

THE GREENBRIER COMPANIES, INC.

Note 4 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	February 28, 2014	August 31, 2013
Intangible assets subject to amortization:
Customer relationships	$66,288	$66,288
Accumulated amortization	(29,449)	(26,964)
Other intangibles	5,082	4,967
Accumulated amortization	(4,359)	(4,162)

	37,562	40,129
Intangible assets not subject to amortization	912	912
Investment in unconsolidated affiliates	11,753	10,739
Nonqualified savings plan investments	9,957	7,687
Prepaid and other assets	9,772	10,601
Debt issuance costs, net	6,714	7,802
Assets held for sale	503	1,101

Total intangible and other assets	$77,173	$78,971

Amortization expense for the three and six months ended February 28, 2014 was $1.0 million and $2.6 million and for the three and six months ended February 28, 2013 was $1.1 million and $2.3 million. Amortization expense for the years ending August 31, 2014, 2015, 2016, 2017 and 2018 is expected to be $4.5 million, $3.8 million, $3.8 million, $3.7 million and $3.4 million.

THE GREENBRIER COMPANIES, INC.

Note 5 – Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $360.2 million as of February 28, 2014.

As of February 28, 2014, a $290.0 million revolving line of credit secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans and maturing June 2016, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 2.25% or Prime plus 1.25% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of February 28, 2014, lines of credit totaling $20.2 million secured by certain of the Company’s European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.5%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from December 2014 through June 2015.

As of February 28, 2014, the Company’s Mexican joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $20.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture will be able to draw amounts available under this facility through January 2015. The second line of credit provides up to $30.0 million and is fully guaranteed by each of the joint venture partners, including the Company. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through January 2015.

As of February 28, 2014, outstanding borrowings under the senior secured credit facilities consisted of $6.2 million in letters of credit under the North American credit facility and $26.7 million outstanding under the Mexican joint venture credit facilities.

As of August 31, 2013, outstanding borrowings under the senior secured credit facilities consisted of $6.8 million in letters of credit under the North American credit facility and $48.2 million outstanding under the Mexican joint venture credit facilities.

Note 6 – Accounts Payable and Accrued Liabilities

(In thousands)	February 28, 2014	August 31, 2013
Trade payables	$186,286	$163,490
Other accrued liabilities	59,276	70,691
Accrued payroll and related liabilities	42,445	42,047
Accrued maintenance	13,617	11,420
Accrued warranty	10,673	12,128
Income taxes payable	4,077	13,094
Other	3,237	3,068

	$319,611	$315,938

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

Warranty accrual activity:

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands)	2014	2013	2014	2013
Balance at beginning of period	$11,479	$10,102	$12,128	$9,221
Charged to cost of revenue, net	625	1,028	1,247	2,612
Payments	(1,511)	(835)	(2,983)	(1,636)
Currency translation effect	80	(6)	281	92

Balance at end of period	$10,673	$10,289	$10,673	$10,289

Note 8 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Income (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Income (Loss)
Balance, August 31, 2013	$(1,053)	$(4,923)	$(528)	$(6,504)
Other comprehensive income before reclassifications	1,114	3,260	1	4,375
Amounts reclassified from accumulated other comprehensive income	317	—	—	317

Balance, February 28, 2014	$378	$(1,663)	$(527)	$(1,812)

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Income, with presentation location, was as follows:

(In thousands)	Three Months Ended February 28, 2014	Six Months Ended February 28, 2014	Location
Gain (loss) on derivative financial instruments:
Foreign exchange contracts	$(89)	$(240)	Revenue
Interest rate swap contracts	409	829	Interest and foreign exchange

	320	589	Total before tax
	(140)	(272)	Tax expense

	$180	$317	Net of tax

THE GREENBRIER COMPANIES, INC.

Note 9 – Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands)	2014	2013	2014	2013
Weighted average basic common shares outstanding (1)	28,300	27,210	28,359	27,177
Dilutive effect of warrants	—	789	—	796
Dilutive effect of convertible notes (2)	6,045	6,045	6,045	6,045

Weighted average diluted common shares outstanding	34,345	34,044	34,404	34,018

(1)	Restricted stock grants and restricted stock units, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position.
(2)	The dilutive effect of the 2018 Convertible notes are included as they were considered dilutive under the “if converted” method as further discussed below. The dilutive effect of the 2026 Convertible notes was excluded from the share calculations as the stock price for each period presented was less than the initial conversion price of $48.05 and therefore considered anti-dilutive.

Dilutive EPS for the three and six months ended February 28, 2014 and 2013 was calculated using the more dilutive of two approaches. The first approach includes the dilutive effect of outstanding warrants and shares underlying the 2026 Convertible notes in the share count using the treasury stock method. The second approach supplements the first by including the “if converted” effect of the 2018 Convertible notes issued in March 2011. Under the “if converted method” debt issuance and interest costs, both net of tax, associated with the convertible notes are added back to net earnings and the share count is increased by the shares underlying the convertible notes. The 2026 Convertible notes would only be included in the calculation of both approaches if the current stock price is greater than the initial conversion price of $48.05 using the treasury stock method.

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Net earnings attributable to Greenbrier	$15,587	$13,839	$30,975	$24,266
Add back:
Interest and debt issuance costs on the 2018 Convertible notes, net of tax	1,416	1,416	2,832	2,846

Earnings before interest and debt issuance costs on convertible notes	$17,003	$15,255	$33,807	$27,112

Weighted average diluted common shares outstanding	34,345	34,044	34,404	34,018
Diluted earnings per share (1)	$0.50	$0.45	$0.98	$0.80

(1)	Diluted earnings per share was calculated as follows:

Earnings before interest and debt issuance costs (net of tax) on convertible notes

Weighted average diluted common shares outstanding

THE GREENBRIER COMPANIES, INC.

Note 10 – Stock Based Compensation

The value of restricted stock and restricted stock unit awards is amortized as compensation expense from the date of grant through the earlier of the vesting period or the recipient’s eligible retirement date. Awards are expensed upon grant when the recipient’s eligible retirement date precedes the grant date.

For the three and six months ended February 28, 2014, $1.5 million and $2.9 million in compensation expense was recorded for restricted stock and restricted stock unit grants. For the three and six months ended February 28, 2013, $1.0 million and $2.9 million in compensation expense was recorded for restricted stock grants. Compensation expense related to restricted stock and restricted stock unit grants is recorded in Selling and administrative expense on the Consolidated Statements of Income.

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

At February 28, 2014 exchange rates, forward exchange contracts for the purchase of Polish Zloty and the sale of Euro aggregated $75.4 million. Adjusting the foreign currency exchange contracts to the fair value of the cash flow hedges at February 28, 2014 resulted in an unrealized pre-tax gain of $0.8 million that was recorded in accumulated other comprehensive loss. The fair value of the contracts is included in Accounts payable and accrued liabilities when there is a loss, or Accounts receivable when there is a gain, on the Consolidated Balance Sheets. As the contracts mature at various dates through October 2015, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations in Interest and foreign exchange.

At February 28, 2014, an interest rate swap agreement had a notional amount of $40.9 million and matures March 2014. The fair value of this cash flow hedge at February 28, 2014 resulted in an unrealized pre-tax loss of $0.4 million. The loss is included in Accumulated other comprehensive loss and the fair value of the contract is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At February 28, 2014 interest rates, approximately $0.1 million would be reclassified to interest expense in the next 12 months.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
	Balance sheet	February 28, 2014	August 31, 2013	Balance sheet	February 28, 2014	August 31, 2013
(In thousands)	location	Fair Value	Fair Value	location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$919	$819	Accounts payable and accrued liabilities	$27	$342
Interest rate swap contracts	Other assets	—	—	Accounts payable and accrued liabilities	408	1,250

		$919	$819		$435	$1,592

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$493	$223	Accounts payable and accrued liabilities	$—	$40

THE GREENBRIER COMPANIES, INC.

The Effect of Derivative Instruments on the Statement of Income

Derivatives in cash flow hedging relationships	Location of gain recognized in income on derivative	Gain recognized in income on derivative six months ended February 28,
		2014	2013
Foreign forward exchange contract	Interest and foreign exchange	$196	$148

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) six months ended February 28,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income (effective portion) six months ended February 28,		Location of gain in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain recognized on derivative (ineffective portion and amount excluded from effectiveness testing) six months ended February 28,
	2014	2013		2014	2013		2014	2013
Foreign forward exchange contracts	$1,388	$534	Revenue	$239	$1,735	Interest and foreign exchange	$384	$1,481
Interest rate swap contracts	13	(21)	Interest and foreign exchange	(828)	(828)	Interest and foreign exchange	—	—

	$1,401	$513		$(589)	$907		$384	$1,481

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

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

For the three months ended February 28, 2014:
	Revenue			Earnings (loss) from operations
	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$347,755	$—	$347,755	$30,112	$—	$30,112
Wheels, Repair & Parts	136,540	2,307	138,847	3,574	42	3,616
Leasing & Services	17,921	5,414	23,335	9,636	5,420	15,056
Eliminations	—	(7,721)	(7,721)	—	(5,462)	(5,462)
Corporate	—	—	—	(8,720)	—	(8,720)

	$502,216	$—	$502,216	$34,602	$—	$34,602

THE GREENBRIER COMPANIES, INC.

For the six months ended February 28, 2014:

	Revenue			Earnings (loss) from operations
	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$707,228	$—	$707,228	$68,426	$—	$68,426
Wheels, Repair & Parts	249,941	3,960	253,901	3,201	73	3,274
Leasing & Services	35,402	8,289	43,691	18,305	8,289	26,594
Eliminations	—	(12,249)	(12,249)	—	(8,362)	(8,362)
Corporate	—	—	—	(17,108)	—	(17,108)

	$992,571	$—	$992,571	$72,824	$—	$72,824

For the three months ended February 28, 2013:
	Revenue			Earnings (loss) from operations
	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$294,047	$253	$294,300	$21,542	$15	$21,557
Wheels, Repair & Parts	111,952	3,698	115,650	3,247	(191)	3,056
Leasing & Services	17,167	2,455	19,622	9,036	2,454	11,490
Eliminations	—	(6,406)	(6,406)	—	(2,278)	(2,278)
Corporate	—	—	—	(7,416)	—	(7,416)

	$423,166	$—	$423,166	$26,409	$—	$26,409

For the six months ended February 28, 2013:
	Revenue			Earnings (loss) from operations
	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$579,415	$7,202	$586,617	$37,044	$(30)	$37,014
Wheels, Repair & Parts	224,052	9,084	233,136	9,383	(254)	9,129
Leasing & Services	35,073	6,847	41,920	17,737	6,846	24,583
Eliminations	—	(23,133)	(23,133)	—	(6,562)	(6,562)
Corporate	—	—	—	(14,669)	—	(14,669)

	$838,540	$—	$838,540	$49,495	$—	$49,495

	Total assets
	February 28,	August 31,
	2014	2013
Manufacturing	$406,620	$401,630
Wheels, Repair & Parts	317,921	318,483
Leasing & Services	437,043	463,381
Unallocated	152,891	106,247

	$1,314,475	$1,289,741

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

In accordance with customary business practices in Europe, the Company has $2.7 million in bank and third party warranty guarantee facilities, all of which have been utilized as of February 28, 2014. To date no amounts have been drawn under these guarantee facilities.

As of February 28, 2014, the Mexican joint venture had $28.5 million of third party debt outstanding, for which the Company had guaranteed approximately $20.2 million.

As of February 28, 2014, the Company had outstanding letters of credit aggregating $6.2 million associated with facility leases and workers compensation insurance.

THE GREENBRIER COMPANIES, INC.

Note 14 – Fair Value Measures

Certain assets and liabilities are reported at fair value on either a recurring or nonrecurring basis. Fair value, for this disclosure, is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, under a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1 -	observable inputs such as unadjusted quoted prices in active markets for identical instruments;
Level 2 -	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and
Level 3 -	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of February 28, 2014 were:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$1,412	$—	$1,412	$—
Nonqualified savings plan investments	9,957	9,957	—	—
Cash equivalents	15,007	15,007	—	—

	$26,376	$24,964	$1,412	$—

Liabilities:
Derivative financial instruments	$435	$—	$435	$—

(1)	Level 2 assets and liabilities include derivative financial instruments which are valued based on observable inputs. See Note 11 Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2013 were:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$1,042	$—	$1,042	$—
Nonqualified savings plan investments	7,687	7,687	—	—
Cash equivalents	1,004	1,004	—	—

	$9,733	$8,691	$1,042	$—

Liabilities:
Derivative financial instruments	$1,632	$—	$1,632	$—

THE GREENBRIER COMPANIES, INC.

Note 15 – Variable Interest Entities

March 2012 Agreement

In March 2012, the Company purchased a 1% interest in three trusts (the “Trusts”) which are 99% owned by a third party. As of August 31, 2013, the Company had completed the sale of railcars to the Trusts for an aggregate value of $99.6 million.

As of February 28, 2014, the carrying amount of the Company’s investment in the Trusts is $1.0 million, which is recorded in Intangibles and other assets, net on the Consolidated Balance Sheets.

May 2013 Agreement

In May 2013, the Company purchased an 8% interest in an entity that owns a portfolio of railcar assets that are leased to third parties, the remaining 92% is owned by a third party. In the first quarter of 2014, the Company sold 204 railcars to this entity for $16.0 million resulting in a total of 468 railcars manufactured by the Company and subject to operating leases sold for $39.2 million to this entity as of February 28, 2014.

As of February 28, 2014, the carrying amount of the Company’s investment in this entity is $3.1 million which is recorded in Intangibles and other assets, net on the Consolidated Balance Sheets.

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

The following represents the supplemental consolidating condensed financial information of Greenbrier and its guarantor and non-guarantor subsidiaries, as of February 28, 2014 and August 31, 2013, for the three and six months ended February 28, 2014 and 2013. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non-guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Balance Sheet

February 28, 2014

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$111,679	$33	$32,217	$—	$143,929
Restricted cash	—	2,063	6,901	—	8,964
Accounts receivable, net	819	293,440	41,213	(186,662)	148,810
Inventories	—	127,886	178,633	(125)	306,394
Leased railcars for syndication	—	87,441	—	(2,784)	84,657
Equipment on operating leases, net	—	280,654	3,896	(2,222)	282,328
Property, plant and equipment, net	5,907	98,834	100,063	—	204,804
Goodwill	—	57,416	—	—	57,416
Intangibles and other assets, net	767,490	115,391	15,842	(821,550)	77,173

	$885,895	$1,063,158	$378,765	$(1,013,343)	$1,314,475

Liabilities and Equity
Revolving notes	$—	$—	$26,738	$—	$26,738
Accounts payable and accrued liabilities	176,002	182,254	149,654	(188,299)	319,611
Deferred income taxes	8,390	85,421	—	(8,963)	84,848
Deferred revenue	78	13,292	859	43	14,272
Notes payable	244,856	124,822	1,749	—	371,427
Total equity - Greenbrier	456,569	657,369	159,546	(816,915)	456,569
Noncontrolling interest	—	—	40,219	791	41,010

Total equity	456,569	657,369	199,765	(816,124)	497,579

	$885,895	$1,063,158	$378,765	$(1,013,343)	$1,314,475

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Income

For the three months ended February 28, 2014

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$219,195	$305,328	$(176,768)	$347,755
Wheels, Repair & Parts	—	138,191	—	(1,651)	136,540
Leasing & Services	367	17,395	1	158	17,921

	367	374,781	305,329	(178,261)	502,216
Cost of revenue
Manufacturing	—	200,464	278,474	(172,366)	306,572
Wheels, Repair & Parts	—	129,570	—	(1,630)	127,940
Leasing & Services	—	9,874	—	(21)	9,853

	—	339,908	278,474	(174,017)	444,365
Margin	367	34,873	26,855	(4,244)	57,851
Selling and administrative	9,111	9,944	8,920	150	28,125
Net gain on disposition of equipment	—	(4,971)	(272)	(173)	(5,416)
Restructuring charges	—	540	—	—	540

Earnings (loss) from operations	(8,744)	29,360	18,207	(4,221)	34,602
Other costs
Interest and foreign exchange	2,899	959	241	—	4,099

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(11,643)	28,401	17,966	(4,221)	30,503
Income tax (expense) benefit	4,281	(10,100)	(5,405)	1,341	(9,883)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(7,362)	18,301	12,561	(2,880)	20,620
Earnings (loss) from unconsolidated affiliates	22,949	1,643	45	(24,704)	(67)

Net earnings (loss)	15,587	19,944	12,606	(27,584)	20,553
Net (earnings) loss attributable to noncontrolling interest	—	—	(7,269)	2,303	(4,966)

Net earnings (loss) attributable to Greenbrier	$15,587	$19,944	$5,337	$(25,281)	$15,587

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Income

For the six months ended February 28, 2014

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$405,199	$617,639	$(315,610)	$707,228
Wheels, Repair & Parts	—	252,912	—	(2,971)	249,941
Leasing & Services	757	34,330	1	314	35,402

	757	692,441	617,640	(318,267)	992,571
Cost of revenue
Manufacturing	—	368,001	560,997	(310,986)	618,012
Wheels, Repair & Parts	—	238,857	—	(2,942)	235,915
Leasing & Services	—	19,276	—	(42)	19,234

	—	626,134	560,997	(313,970)	873,161
Margin	757	66,307	56,643	(4,297)	119,410
Selling and administrative	17,711	19,157	17,067	299	54,234
Net gain on disposition of equipment	—	(8,145)	(615)	(307)	(9,067)
Restructuring charges	—	1,419	—	—	1,419

Earnings (loss) from operations	(16,954)	53,876	40,191	(4,289)	72,824
Other costs
Interest and foreign exchange	5,833	1,763	1,247	—	8,843

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(22,787)	52,113	38,944	(4,289)	63,981
Income tax (expense) benefit	7,435	(19,553)	(9,656)	1,369	(20,405)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(15,352)	32,560	29,288	(2,920)	43,576
Earnings (loss) from unconsolidated affiliates	46,327	2,445	77	(48,875)	(26)

Net earnings (loss)	30,975	35,005	29,365	(51,795)	43,550
Net (earnings) loss attributable to noncontrolling interest	—	—	(14,532)	1,957	(12,575)

Net earnings (loss) attributable to Greenbrier	$30,975	$35,005	$14,833	$(49,838)	$30,975

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Consolidating Statement of Comprehensive Income (Loss)

For the three months ended February 28, 2014

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$15,587	$19,944	$12,606	$(27,584)	$20,553
Other comprehensive income (loss)
Translation adjustment	—	(33)	844	—	811
Reclassification of derivative financial instruments recognized in net earnings (loss)	—	253	(73)	—	180
Unrealized gain on derivative financial instruments	—	345	7	—	352

	—	565	778	—	1,343

Comprehensive income (loss)	15,587	20,509	13,384	(27,584)	21,896
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(7,289)	2,303	(4,986)

Comprehensive income (loss) attributable to Greenbrier	$15,587	$20,509	$6,095	$(25,281)	$16,910

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Consolidating Statement of Comprehensive Income (Loss)

For the six months ended February 28, 2014

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$30,975	$35,005	$29,365	$(51,795)	$43,550
Other comprehensive income (loss)
Translation adjustment	—	12	3,310	—	3,322
Reclassification of derivative financial instruments recognized in net earnings (loss)	—	511	(194)	—	317
Unrealized gain on derivative financial instruments	—	1,106	8	—	1,114

	—	1,629	3,124	—	4,753

Comprehensive income (loss)	30,975	36,634	32,489	(51,795)	48,303
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(14,593)	1,957	(12,636)

Comprehensive income (loss) attributable to Greenbrier	$30,975	$36,634	$17,896	$(49,838)	$35,667

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the six months ended February 28, 2014

(In thousands, unaudited)

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$30,975	$35,005	$29,365	$(51,795)	$43,550
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	296	(1,189)	(555)	—	(1,448)
Depreciation and amortization	965	14,113	5,717	(42)	20,753
Net gain on disposition of equipment	—	(8,145)	(615)	(307)	(9,067)
Stock based compensation expense	2,862	—	—	—	2,862
Other	—	313	17	2,438	2,768
Decrease (increase) in assets:
Accounts receivable	36,804	(76,172)	14,061	32,207	6,900
Inventories	—	20,361	(11,244)	30	9,147
Leased railcars for syndication	—	(16,040)	—	2,437	(13,603)
Other	(1,466)	2,160	(557)	(69)	68
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(19,558)	62,844	(9,923)	(33,850)	(487)
Deferred revenue	(78)	4,697	755	3	5,377

Net cash provided by (used in) operating activities	50,800	37,947	27,021	(48,948)	66,820

Cash flows from investing activities:
Proceeds from sales of assets	—	27,897	774	—	28,671
Capital expenditures	(2,902)	(5,101)	(8,526)	—	(16,529)
Decrease (increase) in restricted cash	—	(156)	(1)	—	(157)
Investment in and net advances to unconsolidated affiliates	(46,396)	(2,552)	(1,253)	48,948	(1,253)

Net cash provided by (used in) investing activities	(49,298)	20,088	(9,006)	48,948	10,732

Cash flows from financing activities:
Proceeds from revolving notes with maturities longer than 90 days	—	—	31,738	—	31,738
Repayment of revolving notes with maturities longer than 90 days	—	—	(53,209)	—	(53,209)
Repayments of notes payable	—	(2,041)	(421)	—	(2,462)
Intercompany advances	55,783	(56,474)	691	—	—
Repurchase of stock	(8,889)	—	—	—	(8,889)
Investment by joint venture partner	—	—	419	—	419
Cash distribution to joint venture partner	—	—	(1,604)	—	(1,604)
Excess tax benefit from restricted stock awards	110	—	—	—	110

Net cash provided by (used in) financing activities	47,004	(58,515)	(22,386)	—	(33,897)

Effect of exchange rate changes	—	488	2,351	—	2,839
Increase (decrease) in cash and cash equivalents	48,506	8	(2,020)	—	46,494
Cash and cash equivalents
Beginning of period	63,173	25	34,237	—	97,435

End of period	$111,679	$33	$32,217	$—	$143,929

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

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Income

For the three months ended February 28, 2013

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$196,291	$209,691	$(111,935)	$294,047
Wheels, Repair & Parts	—	114,506	—	(2,554)	111,952
Leasing & Services	386	16,789	1	(9)	17,167

	386	327,586	209,692	(114,498)	423,166
Cost of revenue
Manufacturing	—	177,488	197,364	(112,202)	262,650
Wheels, Repair & Parts	—	105,848	—	(2,714)	103,134
Leasing & Services	—	9,137	—	(30)	9,107

	—	292,473	197,364	(114,946)	374,891
Margin	386	35,113	12,328	448	48,275
Selling and administrative expense	10,325	7,407	7,210	—	24,942
Net gain on disposition of equipment	—	(2,523)	(553)	—	(3,076)

Earnings (loss) from operations	(9,939)	30,229	5,671	448	26,409
Other costs
Interest and foreign exchange	4,467	967	973	(85)	6,322

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(14,406)	29,262	4,698	533	20,087
Income tax (expense) benefit	6,916	(11,289)	(973)	(244)	(5,590)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(7,490)	17,973	3,725	289	14,497
Earnings (loss) from unconsolidated affiliates	21,329	402	7	(21,843)	(105)

Net earnings (loss)	13,839	18,375	3,732	(21,554)	14,392
Net (earnings) loss attributable to noncontrolling interest	—	—	(652)	99	(553)

Net earnings (loss) attributable to Greenbrier	$13,839	$18,375	$3,080	$(21,455)	$13,839

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the six months ended February 28, 2013

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$329,802	$439,199	$(189,585)	$579,416
Wheels, Repair & Parts	—	230,730	—	(6,679)	224,051
Leasing & Services	477	34,612	1	(17)	35,073

	477	595,144	439,200	(196,281)	838,540
Cost of revenue
Manufacturing	—	301,873	412,534	(193,265)	521,142
Wheels, Repair & Parts	—	211,507	—	(6,897)	204,610
Leasing & Services	—	16,787	—	(52)	16,735

	—	530,167	412,534	(200,214)	742,487
Margin	477	64,977	26,666	3,933	96,053
Selling and administrative expense	20,111	15,538	15,393	—	51,042
Net gain on disposition of equipment	—	(3,567)	(553)	(364)	(4,484)

Earnings (loss) from operations	(19,634)	53,006	11,826	4,297	49,495
Other costs
Interest and foreign exchange	8,083	1,869	2,471	(201)	12,222

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(27,717)	51,137	9,355	4,498	37,273
Income tax (expense) benefit	12,685	(19,370)	(2,396)	(1,095)	(10,176)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(15,032)	31,767	6,959	3,403	27,097
Earnings (loss) from unconsolidated affiliates	39,298	438	16	(39,897)	(145)

Net earnings (loss)	24,266	32,205	6,975	(36,494)	26,952
Net (earnings) loss attributable to noncontrolling interest	—	—	(1,187)	(1,499)	(2,686)

Net earnings (loss) attributable to Greenbrier	$24,266	$32,205	$5,788	$(37,993)	$24,266

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Consolidating Statement of Comprehensive Income (Loss)

For the three months ended February 28, 2013

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$13,839	$18,375	$3,732	$(21,554)	$14,392
Other comprehensive income (loss)
Translation adjustment	—	55	(150)	—	(95)
Reclassification of derivative financial instruments recognized in net earnings (loss)	—	252	(531)	—	(279)
Unrealized gain (loss) on derivative financial instruments	—	4	(795)	—	(791)

	—	311	(1,476)	—	(1,165)

Comprehensive income (loss)	13,839	18,686	2,256	(21,554)	13,227
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(648)	99	(549)

Comprehensive income (loss) attributable to Greenbrier	$13,839	$18,686	$1,608	$(21,455)	$12,678

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Consolidating Statement of Comprehensive Income (Loss)

For the six months ended February 28, 2013

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$24,266	$32,205	$6,975	$(36,494)	$26,952
Other comprehensive income (loss)
Translation adjustment	—	222	1,818	—	2,040
Reclassification of derivative financial instruments recognized in net earnings (loss)	—	511	(1,406)	—	(895)
Unrealized loss on derivative financial instruments	—	(13)	521	—	508

	—	720	933	—	1,653

Comprehensive income (loss)	24,266	32,925	7,908	(36,494)	28,605
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(1,229)	(1,499)	(2,728)

Comprehensive income (loss) attributable to Greenbrier	$24,266	$32,925	$6,679	$(37,993)	$25,877

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the six months ended February 28, 2013

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$24,266	$32,205	$6,975	$(36,494)	$26,952
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	4,377	(1,006)	(263)	1,095	4,203
Depreciation and amortization	1,142	15,645	4,663	(52)	21,398
Net gain on disposition of equipment	—	(3,568)	(552)	(364)	(4,484)
Accretion of debt discount	1,725	—	—	—	1,725
Stock based compensation	2,887	—	—	—	2,887
Other	—	98	25	(1,735)	(1,612)
Decrease (increase) in assets:
Accounts receivable	(109)	(19,367)	22,949	(394)	3,079
Inventories	—	(30,530)	3,159	163	(27,208)
Leased railcars for syndication	—	59,357	—	(2,397)	56,960
Other	(765)	976	25,039	(25,005)	245
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	5,457	(28,111)	(33,840)	1	(56,493)
Deferred revenue	(78)	6,439	(435)	10	5,936

Net cash provided by (used in) operating activities	38,902	32,138	27,720	(65,172)	33,588

Cash flows from investing activities:
Proceeds from sales of assets	—	22,301	—	—	22,301
Capital expenditures	(265)	(17,315)	(18,216)	271	(35,525)
Decrease (increase) in restricted cash	—	47	(2,669)	—	(2,622)
Investment in and net advances to unconsolidated affiliates	(44,302)	(20,599)	(386)	64,901	(386)
Intercompany advances	(3)	—	—	3	—
Other	—	—	(3,582)	—	(3,582)

Net cash provided by (used in) investing activities	(44,570)	(15,566)	(24,853)	65,175	(19,814)

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	—	—	(16,579)	—	(16,579)
Proceeds from revolving notes with maturities longer than 90 days	—	—	19,968	—	19,968
Repayment of revolving notes with maturities longer than 90 days	—	—	(14,998)	—	(14,998)
Intercompany advances	16,898	(15,421)	(1,474)	(3)	—
Repayments of notes payable	—	(2,049)	(202)	—	(2,251)
Investment by joint venture partner	—	—	1,949	—	1,949
Excess tax benefit from restricted stock	181	—	—	—	181

Net cash provided by (used in) financing activities	17,079	(17,470)	(11,336)	(3)	(11,730)

Effect of exchange rate changes	—	724	(702)	—	22
Increase (decrease) in cash and cash equivalents	11,411	(174)	(9,171)	—	2,066
Cash and cash equivalents
Beginning of period	34,323	294	18,954	—	53,571

End of period	$45,734	$120	$9,783	$—	$55,637

THE GREENBRIER COMPANIES, INC.

Note 17 – Subsequent Events

In March 2014, the Company refinanced approximately $125 million of existing senior term debt, due in March 2014 and May 2015, secured by a pool of leased railcars with new 6-year $200 million senior term debt also secured by a pool of leased railcars. The new debt bears a floating interest rate of LIBOR plus 1.75% with principal of $1.75 million paid quarterly in arrears and a balloon payment of $160 million due at maturity. An interest rate swap agreement was entered into on 50% of the initial balance to swap the floating interest rate of LIBOR plus 1.75% to a fixed rate of 3.7375%. The Company intends to use hedge accounting to account for the interest rate swap agreement.

THE GREENBRIER COMPANIES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in three primary business segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. These three business segments are operationally integrated. The Manufacturing segment, operating from facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, conventional railcars, tank cars, marine vessels and automotive railcar products. The Wheels, Repair & Parts segment performs wheel and axle servicing; railcar repair, refurbishment and maintenance activities; as well as production and reconditioning of a variety of parts for the railroad industry in North America. The Leasing & Services segment owns approximately 8,400 railcars and provides management services for approximately 233,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. We also produce rail castings through an unconsolidated joint venture.

Multi-year supply agreements are a part of rail industry practice. Customer orders may be subject to cancellations or modifications and contain terms and conditions customary in the industry. In most cases, little variation has been experienced between the quantity ordered and the quantity actually delivered.

Our total manufacturing backlog of railcar units as of February 28, 2014 was approximately 15,200 units with an estimated value of $1.54 billion compared to 11,700 units with an estimated value of $1.30 billion as of February 28, 2013. Currently, the entire backlog is expected to be sold to third parties, therefore no orders in our backlog are expected to be placed into our owned lease fleet. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog. Our backlog of railcar units and marine vessels is not necessarily indicative of future results of operations. Subsequent to quarter end we received new railcar orders for 3,100 units valued at approximately $265 million. The new orders referenced are subject to customary documentation and completion of terms.

Marine backlog as of February 28, 2014 was approximately $70 million compared to $9 million as of February 28, 2013. In addition, during the fourth quarter of 2012 we became party to a letter of intent for 15 barges valued at $60 million subject to significant permitting and other conditions.

During 2013, we implemented a restructuring plan to sell or close certain Wheels, Repair & Parts facilities to enhance margins and improve capital efficiency. Restructuring charges related to this plan were $0.5 million ($0.4 million, net of tax) and $1.4 million ($1.0 million, net of tax) for the three and six months ended February 28, 2014.

We continue to evaluate our operations and currently estimate that we may incur up to an additional $1.0 million in pre-tax cash restructuring charges in 2014. This amount does not include future non-cash gains or losses from facilities reductions, as these amounts are not presently determinable.

We operate two manufacturing facilities in Sahagun, Mexico, one of which we own and one of which is leased with a lease expiration date of November 2014. We are in the process of replacing this leased capacity with an alternative site and expanding capacity, particularly for tank car production, at our other manufacturing facilities in Mexico. In conjunction with these activities, we have reached agreement with our partner, subject to final documentation, to extend the term of our Mexican railcar manufacturing joint venture through 2029.

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

Income taxes - For financial reporting purposes, income tax expense is estimated based on amounts anticipated to be reported on tax return filings. Those anticipated amounts may change from when the financial statements are prepared to when the tax returns are filed. Further, because tax filings are subject to review by taxing authorities, there is risk that a position taken in preparation of a tax return may be challenged by a taxing authority. If a challenge is successful, differences in tax expense or between current and deferred tax items may arise in future periods. Any material effect of such differences would be reflected in the financial statements when management considers the effect probable of occurring and the amount reasonably estimable. Valuation allowances reduce deferred tax assets to amounts more likely than not be realized based on information available when the financial statements are prepared. This information may include estimates of future income and other assumptions that are inherently uncertain.

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

THE GREENBRIER COMPANIES, INC.

Three Months Ended February 28, 2014 Compared to Three Months Ended February 28, 2013

Overview

Total revenue for the three months ended February 28, 2014 was $502.2 million, an increase of $79.0 million from revenues of $423.2 million in the prior comparable period. The increase was primarily the result of higher revenues in Manufacturing and Wheels, Repair & Parts. Manufacturing segment revenues increased $53.8 million which was primarily attributed to a higher volume of deliveries as compared to the prior comparable period. Wheels, Repair & Parts revenue increased $24.5 million which was primarily attributed to an increase in wheel set and component volume.

Net earnings attributable to Greenbrier for the three months ended February 28, 2014 were $15.6 million or $0.50 per diluted common share compared to $13.8 million or $0.45 per diluted common share for the three months ended February 28, 2013. The increase in earnings was primarily attributed to an increase in manufacturing gross margin.

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

	Three Months Ended February 28,
(In thousands)	2014	2013
Revenue:
Manufacturing	$347,755	$294,047
Wheels, Repair & Parts	136,540	111,952
Leasing & Services	17,921	17,167

	502,216	423,166
Margin:
Manufacturing	41,183	31,397
Wheels, Repair & Parts	8,600	8,818
Leasing & Services	8,068	8,060

	57,851	48,275
Operating profit (loss):
Manufacturing	30,112	21,542
Wheels, Repair & Parts	3,574	3,247
Leasing & Services	9,636	9,036
Corporate	(8,720)	(7,416)

Earnings from operations	34,602	26,409
Interest and foreign exchange	4,099	6,322

Earnings before income taxes and loss from unconsolidated affiliates	30,503	20,087

Income tax expense	(9,883)	(5,590)

Earnings before loss from unconsolidated affiliates	20,620	14,497
Loss from unconsolidated affiliates	(67)	(105)

Net earnings	20,553	14,392
Net earnings attributable to noncontrolling interest	(4,966)	(553)

Net earnings attributable to Greenbrier	$15,587	$13,839

Diluted earnings per common share	$0.50	$0.45

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

Manufacturing revenue for the three months ended February 28, 2014 was $347.8 million compared to $294.0 million in the comparable period of the prior year, an increase of $53.8 million. Railcar unit deliveries, which are the primary source of manufacturing revenue, were approximately 3,400 units in the current period compared to approximately 2,700 units in the prior comparable period. The increase in revenue was primarily attributed to a higher volume of deliveries partially offset by a decrease in marine revenue as compared to the prior comparable period.

Manufacturing margin as a percentage of revenue for the three months ended February 28, 2014 was 11.8% compared to a margin of 10.7% for the three months ended February 28, 2013. The increase in margin as a percentage of revenue was primarily attributed to a favorable change in product mix and improved production efficiencies.

Manufacturing operating profit was $30.1 million and 8.7% of revenue for the three months ended February 28, 2014 compared to $21.5 million and 7.3% for the three months ended February 28, 2013. The increase in operating profit as compared to the prior comparable period was primarily attributed to higher deliveries, favorable product mix and improved production efficiencies.

Wheels, Repair & Parts Segment

Wheels, Repair & Parts revenue was $136.5 million for the three months ended February 28, 2014 compared to $112.0 million in the comparable period of the prior year. The increase of $24.5 million was primarily attributed to an increase in wheel set, component and parts volumes as a result of increased demand. In addition, there was a change in wheel set and component product mix, resulting in a higher average selling price.

Wheels, Repair & Parts margin as a percentage of revenue was 6.3% for the three months ended February 28, 2014 compared to 7.9% for the three months ended February 28, 2013. The decrease in margin as a percentage of revenue was primarily the result of operating inefficiencies at certain of our repair facilities, certain costs incurred in conjunction with closing certain locations during the quarter and a less favorable parts product mix.

Wheels, Repair & Parts operating profit was $3.6 million and 2.6% of revenue for the three months ended February 28, 2014 compared to $3.2 million and 2.9% for the three months ended February 28, 2013. The increase in operating profit as compared to the prior comparable period was primarily attributed to a $0.5 million gain on disposition of equipment in the current year compared to a $1.3 million loss on disposition of equipment in the prior year. This was partially offset by restructuring charges incurred in the current year and a decrease in gross margin as compared to the prior comparable period.

Leasing & Services Segment

Leasing & Services revenue was $17.9 million for the three months ended February 28, 2014 compared to $17.2 million for the comparable period of the prior year. The increase of $0.7 million was primarily a result of an increase in management services revenue due to the addition of new management service agreements and from higher average volumes of rent-producing leased railcars for syndication.

Leasing & Services margin as a percentage of revenue was 45.0% for the three months ended February 28, 2014 compared to 47.0% for the three months ended February 28, 2013. The decrease in gross margin as a percentage of revenue compared to the prior comparable period was primarily due to the reduction in the maintenance accrual on terminated maintenance management agreements during the prior period.

THE GREENBRIER COMPANIES, INC.

Leasing & Services operating profit was $9.6 million and 53.8% of revenue for the three months ended February 28, 2014 compared to $9.0 million and 52.6% for the three months ended February 28, 2013. The change in operating profit as a percentage of revenue as compared to the prior comparable period was primarily attributed to an increase in Net gain on disposition of equipment.

The percentage of owned units on lease as of February 28, 2014 was 97.6% compared to 97.5% at February 28, 2013.

Selling and Administrative Expense

Selling and administrative expense was $28.1 million or 5.6% of revenue for the three months ended February 28, 2014 compared to $24.9 million or 5.9% of revenue for the prior comparable period. The change for the three months ended February 28, 2014 compared to the prior comparable period was primarily attributed to an increase in employee related costs partially offset by a decrease in the revenue-based fee paid to our joint venture partner in Mexico.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $5.4 million for the three months ended February 28, 2014, compared to $3.1 million for the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and manage risk and liquidity.

The current year’s gain included $4.9 million that was realized on the disposition of leased assets and $0.5 million on the disposition of equipment related to our restructuring plan to sell or close certain Wheels, Repair & Parts facilities to enhance margins and improve capital efficiency. The prior year gain included $3.8 million in gains realized on the disposition of leased assets, a $0.6 million other gain and a $1.3 million loss related to the sale of certain assets from our roller bearing operation in Elizabethtown, Kentucky.

Restructuring Charges

During 2013, we implemented a restructuring plan to sell or close certain Wheels, Repair & Parts facilities to enhance margins and improve capital efficiency. Restructuring charges related to this plan totaled $0.5 million for the three months ended February 28, 2014 and consisted of employee related termination costs and other expenses. We continue to evaluate our operations and currently estimate that we may incur up to an additional $1.0 million in pre-tax cash restructuring charges in 2014. This amount does not include future non-cash gains or losses from facilities reductions, as these amounts are not presently determinable.

Other Costs

Interest and foreign exchange expense was comprised of the following:

	Three Months Ended February 28,		Increase (Decrease)
(In thousands)	2014	2013
Interest and foreign exchange:
Interest and other expense	$4,265	$5,165	$(900)
Accretion of convertible debt discount	—	876	(876)
Foreign exchange (gain) loss	(166)	281	(447)

	$4,099	$6,322	$(2,223)

The decrease in interest and foreign exchange expense as compared to the prior comparable period was primarily attributed to lower interest expense on lower levels of borrowing and the convertible note debt discount being fully amortized in the prior year.

THE GREENBRIER COMPANIES, INC.

Income Tax

The tax rate for the three months ended February 28, 2014 was 32.4% as compared to 27.8% in the prior comparable period. The provision for income taxes is based on projected consolidated results of operations and geographical mix of earnings for the entire year. The tax rate fluctuates from period to period due to changes in the geographical mix of pre-tax earnings and the impact of discrete items. Discrete items for the three months ended February 28, 2013 were primarily related to certain items associated with our Mexican operations.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $5.0 million for the three months ended February 28, 2014 compared to $0.6 million in the prior comparable period. These amounts primarily represent our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The change from prior year is primarily a result of operating at higher production rates and improved manufacturing efficiencies.

THE GREENBRIER COMPANIES, INC.

Six Months Ended February 28, 2014 Compared to Six Months Ended February 28, 2013

Overview

Total revenue for the six months ended February 28, 2014 was $992.6 million, an increase of $154.1 million from revenues of $838.5 million in the prior comparable period. The increase was primarily the result of higher revenues in the manufacturing segment of our business. Manufacturing segment revenues increased $127.8 million which was primarily attributed to a higher volume of deliveries as compared to the prior comparable period.

Net earnings attributable to Greenbrier for the six months ended February 28, 2014 were $31.0 million or $0.98 per diluted common share compared to $24.3 million or $0.80 per diluted common share for the six months ended February 28, 2013. The increase in earnings was primarily attributed to an increase in manufacturing gross margin.

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

	Six Months Ended February 28,
(In thousands)	2014	2013
Revenue:
Manufacturing	$707,228	$579,416
Wheels, Repair & Parts	249,941	224,051
Leasing & Services	35,402	35,073

	992,571	838,540
Margin:
Manufacturing	89,216	58,274
Wheels, Repair & Parts	14,026	19,441
Leasing & Services	16,168	18,338

	119,410	96,053
Operating profit (loss):
Manufacturing	68,426	37,044
Wheels, Repair & Parts	3,201	9,383
Leasing & Services	18,305	17,737
Corporate	(17,108)	(14,669)

Earnings from operations	72,824	49,495
Interest and foreign exchange	8,843	12,222

Earnings before income taxes and loss from unconsolidated affiliates	63,981	37,273

Income tax expense	(20,405)	(10,176)

Earnings before loss from unconsolidated affiliates	43,576	27,097
Loss from unconsolidated affiliates	(26)	(145)

Net earnings	43,550	26,952
Net earnings attributable to noncontrolling interest	(12,575)	(2,686)

Net earnings attributable to Greenbrier	$30,975	$24,266

Diluted earnings per common share	$0.98	$0.80

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

Manufacturing revenue for the six months ended February 28, 2014 was $707.2 million compared to $579.4 million in the comparable period of the prior year, an increase of $127.8 million. Railcar unit deliveries, which are the primary source of manufacturing revenue, were approximately 7,100 units in the current period compared to approximately 5,600 units in the prior comparable period. The increase in revenue was primarily attributed to a higher volume of deliveries partially offset by a decrease in marine revenue as compared to the prior comparable period.

Manufacturing margin as a percentage of revenue for the six months ended February 28, 2014 was 12.6% compared to a margin of 10.1% for the six months ended February 28, 2013. The increase in margin as a percentage of revenue was primarily attributed to a favorable change in product mix and improved production efficiencies.

Manufacturing operating profit was $68.4 million and 9.7% of revenue for the six months ended February 28, 2014 compared to $37.0 million and 6.4% for the six months ended February 28, 2013. The increase in operating profit as compared to the prior comparable period was primarily attributed to higher deliveries, favorable product mix and improved production efficiencies.

Wheels, Repair & Parts Segment

Wheels, Repair & Parts revenue was $249.9 million for the six months ended February 28, 2014 compared to $224.1 million in the comparable period of the prior year. The increase of $25.8 million was primarily attributed to an increase in wheel set, component and parts volumes as a result of increased demand. In addition, there was a change in wheel set and component product mix, resulting in a higher average selling price. These were partially offset by a decrease in repair revenue primarily due to the closure of facilities as part of our previously disclosed restructuring plan to sell or close certain Wheels, Repair & Parts facilities to enhance margins and improve capital efficiency.

Wheels, Repair & Parts margin as a percentage of revenue was 5.6% for the six months ended February 28, 2014 compared to 8.7% for the six months ended February 28, 2013. The decrease in margin as a percentage of revenue was primarily the result of operating inefficiencies at certain of our repair facilities, a decrease in revenue from a metal scrapping program, a less favorable parts product mix and increases in certain reserves and accruals.

Wheels, Repair & Parts operating profit was $3.2 million and 1.3% of revenue for the six months ended February 28, 2014 compared to $9.4 million and 4.2% for the six months ended February 28, 2013. The decrease in operating profit as compared to the prior comparable period was primarily attributed to a decrease in gross margin and restructuring charges.

Leasing & Services Segment

Leasing & Services revenue was $35.4 million for the six months ended February 28, 2014 compared to $35.1 million for the comparable period of the prior year. The increase of $0.3 million was primarily a result of an increase in management services revenue due to the addition of new management service agreements.

Leasing & Services margin as a percentage of revenue was 45.7% for the six months ended February 28, 2014 compared to 52.3% for the six months ended February 28, 2013. The decrease in gross margin as a percentage of revenue compared to the prior comparable period was primarily due to the reduction in the maintenance accrual on terminated maintenance management agreements during the prior period and lower average volumes of rent-producing leased railcars for syndication in the current year.

THE GREENBRIER COMPANIES, INC.

Leasing & Services operating profit was $18.3 million and 51.7% of revenue for the six months ended February 28, 2014 compared to $17.7 million and 50.6% for the six months ended February 28, 2013. The change in operating profit as a percentage of revenue as compared to the prior comparable period was primarily attributed to an increase in Net gain on disposition of equipment partially offset by a decrease in gross margin.

Selling and Administrative Expense

Selling and administrative expense was $54.2 million or 5.5% of revenue for the six months ended February 28, 2014 compared to $51.0 million or 6.1% of revenue for the prior comparable period. The change for the six months ended February 28, 2014 compared to the prior comparable period was primarily attributed to an increase in employee related costs partially offset by a decrease in the revenue-based fee paid to our joint venture partner in Mexico.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $9.1 million for the six months ended February 28, 2014, compared to $4.5 million for the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and manage risk and liquidity.

The current year’s gain included $8.6 million that was realized on the disposition of leased assets and $0.5 million on the disposition of equipment related to our restructuring plan to sell or close certain Wheels, Repair & Parts facilities to enhance margins and improve capital efficiency. The prior year gain included $5.2 million in gains realized on the disposition of leased assets, a $0.6 million other gain and a $1.3 million loss related to the sale of certain assets from our roller bearing operation in Elizabethtown, Kentucky.

Restructuring Charges

During 2013, we implemented a restructuring plan to sell or close certain Wheels, Repair & Parts facilities to enhance margins and improve capital efficiency. Restructuring charges related to this plan totaled $1.4 million for the six months ended February 28, 2014 and consisted of employee related termination costs and other expenses. We continue to evaluate our operations and currently estimate that we may incur up to an additional $1.0 million in pre-tax cash restructuring charges in 2014. This amount does not include future non-cash gains or losses from facilities reductions, as these amounts are not presently determinable.

Other Costs

Interest and foreign exchange expense was comprised of the following:

	Six Months Ended February 28,		Increase (Decrease)
(In thousands)	2014	2013
Interest and foreign exchange:
Interest and other expense	$8,661	$9,496	$(835)
Accretion of convertible debt discount	—	1,725	(1,725)
Foreign exchange loss	182	1,001	(819)

	$8,843	$12,222	$(3,379)

The decrease in interest and foreign exchange expense as compared to the prior comparable period was primarily attributed to lower interest expense on lower levels of borrowing and the convertible note debt discount being fully amortized in the prior year.

THE GREENBRIER COMPANIES, INC.

Income Tax

The tax rate for the six months ended February 28, 2014 was 31.9% as compared to 27.3% in the prior comparable period. The provision for income taxes is based on projected consolidated results of operations and geographical mix of earnings for the entire year. The tax rate fluctuates from period to period due to changes in the geographical mix of pre-tax earnings and the impact of discrete items. Discrete items for the six months ended February 28, 2013 included a benefit from an IRS settlement and the reversal of reserves for uncertain tax positions.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $12.6 million for the six months ended February 28, 2014 compared to $2.7 million in the prior comparable period. These amounts primarily represent our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The change from prior year is primarily a result of operating at higher production rates and improved manufacturing efficiencies.

THE GREENBRIER COMPANIES, INC.

Liquidity and Capital Resources

	Six Months Ended February 28,
(In thousands)	2014	2013
Net cash provided by operating activities	$66,820	$33,588
Net cash provided by (used in) investing activities	10,732	(19,814)
Net cash used in financing activities	(33,897)	(11,730)
Effect of exchange rate changes	2,839	22

Net increase in cash and cash equivalents	$46,494	$2,066

We have been financed through cash generated from operations, borrowings and issuance of stock. At February 28, 2014, cash and cash equivalents were $143.9 million, an increase of $46.5 million from $97.4 million at August 31, 2013.

Cash provided by operating activities was $66.8 million for the six months ended February 28, 2014 compared to $33.6 million for the six months ended February 28 2013. The change from the prior year was primarily due to a change in the timing of working capital needs.

Cash provided by or used in investing activities primarily related to capital expenditures net of proceeds from the sale of assets. Cash provided by investing activities for the six months ended February 28, 2014 was $10.7 million compared to cash used in investing activities of $19.8 million for the six months ended February 28, 2013.

Capital expenditures totaled $16.5 million and $35.5 million for the six months ended February 28, 2014 and 2013. Proceeds from the sale of assets, which primarily related to sales of railcars from our lease fleet within Leasing & Services, were approximately $28.7 million and $22.3 million for the six months ended February 28, 2014 and 2013.

Approximately $3.2 million and $12.1 million of capital expenditures for the six months ended February 28, 2014 and 2013 were attributable to Leasing & Services operations. Leasing & Services capital expenditures for 2014 are expected to be approximately $10.0 million. Proceeds from sales of leased railcar equipment are expected to be approximately $60.0 million for 2014. We regularly sell assets from our lease fleet.

Approximately $10.0 million and $19.4 million of capital expenditures for the six months ended February 28, 2014 and 2013 were attributable to Manufacturing operations. Capital expenditures for Manufacturing are expected to be approximately $80.0 million in 2014 and primarily relate to enhancements to our manufacturing facilities and replacement of certain leased manufacturing capacity in Mexico with an alternative site and expansion of capacity, particularly for tank car production, at our other manufacturing facilities in Mexico.

Wheels, Repair & Parts capital expenditures for the six months ended February 28, 2014 and 2013 were $3.3 million and $4.0 million and are expected to be approximately $10.0 million in 2014 for maintenance and improvement of existing facilities.

Cash used in financing activities was $33.9 million for the six months ended February 28, 2014 compared to $11.7 million for the six months ended February 28, 2013. Cash used in and provided by financing activities primarily related to proceeds from debt net of repayments and repurchase of stock.

In March 2014, we refinanced approximately $125 million of existing senior term debt, due in March 2014 and May 2015, secured by a pool of leased railcars with new 6-year $200 million senior term debt also secured by a pool of leased railcars. The new debt bears a floating interest rate of LIBOR plus 1.75% with principal of $1.75 million paid quarterly in arrears and a balloon payment of $160 million due at maturity. An interest rate swap agreement was entered into on 50% of the initial balance to swap the floating interest rate of LIBOR plus 1.75% to a fixed rate of 3.7375%.

THE GREENBRIER COMPANIES, INC.

In October 2013, the Board of Directors authorized the Company to repurchase up to $50 million of our common stock. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The share repurchase program does not obligate us to acquire any specific number of shares in any period. The share repurchase program expires April 30, 2015, but may be modified, suspended or discontinued at any time without prior notice. During the three and six months ended February 28, 2014, we repurchased a total of 260,717 shares and 289,327 shares for approximately $9.4 million and $10.3 million. Subsequent to February 28, 2014 and through April 1, 2014, we purchased an additional 242,000 shares for approximately $11.1 million.

Senior secured credit facilities, consisting of three components, aggregated to $360.2 million as of February 28, 2014. We had an aggregate of $327.2 million available to draw down under the committed credit facilities as of February 28, 2014. This amount consists of $283.7 million available on the North American credit facility, $20.2 million on the European credit facilities and $23.3 million on the Mexican joint venture credit facilities as of February 28, 2014.

As of February 28, 2014 a $290.0 million revolving line of credit secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, maturing June 2016, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 2.25% or Prime plus 1.25% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of February 28, 2014, lines of credit totaling $20.2 million secured by certain of our European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.5%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from December 2014 through June 2015.

As of February 28, 2014 our Mexican joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $20.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture will be able to draw amounts available under this facility through January 2015. The second line of credit provides up to $30.0 million and is fully guaranteed by each of the joint venture partners, including our Company. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through January 2015.

As of February 28, 2014 outstanding borrowings under the senior secured credit facilities consisted of $6.2 million in letters of credit under the North American credit facility and $26.7 million outstanding under the Mexican joint venture credit facilities.

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

As of February 28, 2014, the Mexican joint venture had $28.5 million of third party debt, of which we have guaranteed approximately $20.2 million.

In accordance with customary business practices in Europe, we have $2.7 million in bank and third party warranty and performance guarantee facilities as of February 28, 2014. To date no amounts have been drawn under these guarantee facilities.

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

THE GREENBRIER COMPANIES, INC.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have operations in Mexico and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At February 28, 2014, $75.4 million of forecast sales in Europe were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At February 28, 2014, net assets of foreign subsidiaries aggregated $60.6 million and a 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in equity of $6.1 million, or 1.3% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $40.9 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At February 28, 2014, 72% of our outstanding debt had fixed rates and 28% had variable rates. At February 28, 2014, a uniform 10% increase in variable interest rates would result in approximately $0.2 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE GREENBRIER COMPANIES, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 13 to Consolidated Financial Statements, Part I of this quarterly report.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended August 31, 2013, as updated by the risk factor included in our Quarterly Report on Form 10-Q for the period ended November 30, 2013. Other than the risk factor below, there have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended August 31, 2013, as updated by the risk factor included in our Quarterly Report on Form 10-Q for the period ended November 30, 2013:

Train derailments or other accidents or claims could subject us to legal claims and/or result in regulatory changes that adversely impact our business, financial condition and our results of operations.

We provide a number of services which include the manufacture, repair, supply of wheels, components and parts and lease of railcars for our customers that transport a variety of commodities, including tank railcars that transport hazardous materials such as crude oil, ethanol and other products. We could be subject to various legal claims, including claims for negligence, personal injury, physical damage and product or service liability, as well as potential penalties and liability under environmental laws and regulations, in the event of a derailment or other accident involving railcars, including tank railcars. If we become subject to any such claims and are unable successfully to resolve them or have inadequate insurance for such claims, our business, financial condition and results of operations could be materially adversely affected.

On July 6, 2013, a train carrying crude oil and operated by Montreal, Main & Atlantic Railway, Inc. derailed in the town of Lac-Mégantic, Quebec, causing severe damage and resulting in a number of human fatalities. We, along with some of our competitors and a number of other parties, have been named as a defendant in a class action lawsuit regarding this derailment alleging wrongful death and negligence claims. While we are not currently aware of circumstances that would indicate we are likely to have liability in this matter, the amount of potential damages at issue in the class action could be extremely large. If we were to be found liable for significant damages with respect to this claim, our business, financial condition and results of operations could be materially adversely affected.

In addition, U.S., Canadian and railroad industry regulatory authorities are considering various proposals that would restrict or even eliminate the use of DOT 111 cars for the transportation of certain hazardous materials. We have 312 tank railcars in our lease fleet with a net book value of approximately $26.8 million as of February 28, 2014 which could be negatively impacted in the event of regulatory changes and any refurbishment requirements. We are unable to predict what regulatory changes may be made in this regard or even what time period such regulatory changes may become effective.

While certain regulatory changes could result in increased levels of repair, refurbishment and/or new tank car manufacturing activity, if we are unable to manage successfully to adapt our business to changing regulations, our business and results of operations could be adversely affected.

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

Shares repurchased under the Company’s share repurchase program during the three months ended February 28, 2014 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2013 - December 31, 2013	81,794	$31.43	81,794	$46,557,773
January 1, 2014 - January 31, 2014	19,923	$36.48	19,923	$45,831,062
February 1, 2014 - February 28, 2014	159,000	$38.38	159,000	$39,727,900

	260,717		260,717

THE GREENBRIER COMPANIES, INC.

Item 6. Exhibits

(a)	List of Exhibits:

10.1*	Form of Director Restricted Share Agreement related to the 2010 Amended and Restated Stock Incentive Plan.

10.2*	Form of Director Restricted Share Agreement (2014 Discretionary Director Grants Subject to Shareholder Approval) related to the 2010 Amended and Restated Stock Incentive Plan.

10.3	Third Amendment, dated March 20, 2014, to the Second Amended and Restated Credit Agreement among the Registrant, Bank of America, N.A., as Administrative Agent, Union Bank, National Association, as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager, and the lenders identified therein, dated as of June 30, 2011.

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2014, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Equity (v) the Consolidated Statements of Cash Flows; (vi) the Notes to Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: April 3, 2014	By:	/s/ Mark J. Rittenbaum
Mark J. Rittenbaum
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 3, 2014	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)