Form 10-Q
period 2014-05-31
GREENBRIER COMPANIES INC
filed 2014-07-02
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2014

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

The number of shares of the registrant’s common stock, without par value, outstanding on June 26, 2014 was 27,485,046 shares.

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

•	delay or failure of acquired businesses or joint ventures, assets, start-up operations, or new products or services to compete successfully;

•	changes in product mix and the mix of revenue levels among reporting segments;

•	labor disputes, energy shortages or operating difficulties that might disrupt operations or the flow of cargo;

•

production difficulties and product delivery delays as a result of, among other matters, inefficiencies associated with expansion or the start-up of production lines and new facilities or increased production rates, changing technologies, transfer of production between facilities or non-performance of alliance partners, subcontractors or suppliers;

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

•	industry overcapacity and our manufacturing capacity utilization;

•	decreases or write-downs in carrying value of inventory, goodwill, intangibles or other assets due to impairment;

•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

•	changes in future maintenance or warranty requirements;

•	ability to adjust to the cyclical nature of the industries in which we operate;

•	changes in interest rates and financial impacts from interest rates;

•	ability and cost to maintain and renew operating permits;

•	actions or failures to act by various regulatory agencies including potential environmental remediation obligations or changing tank car or other rail car regulation;

•	changes in fuel and/or energy prices;

•	risks associated with our intellectual property rights or those of third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;

•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;

•	availability of a trained work force at a reasonable cost and with reasonable terms of employment;

•	availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;

•	failure to successfully integrate joint ventures or acquired businesses;

•	discovery of previously unknown liabilities associated with acquired businesses;

•	failure of or delay in implementing and using new software or other technologies;

•	the impact of cybersecurity risks and the costs of mitigating and responding to a data security breach;

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

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Consolidated Balance Sheets

(In thousands, unaudited)

	May 31, 2014	August 31, 2013
Assets
Cash and cash equivalents	$198,492	$97,435
Restricted cash	9,468	8,807
Accounts receivable, net	181,850	154,848
Inventories	337,197	316,783
Leased railcars for syndication	96,332	68,480
Equipment on operating leases, net	274,863	305,468
Property, plant and equipment, net	215,942	201,533
Goodwill	57,416	57,416
Intangibles and other assets, net	79,012	78,971

	$1,450,572	$1,289,741

Liabilities and Equity
Revolving notes	$18,082	$48,209
Accounts payable and accrued liabilities	356,541	315,938
Deferred income taxes	79,526	86,040
Deferred revenue	21,153	8,838
Notes payable	447,068	373,889
Commitments and contingencies (Note 14)
Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 27,489 and 28,084 shares outstanding at May 31, 2014 and August 31, 2013	—	—
Additional paid-in capital	239,124	259,864
Retained earnings	239,405	174,842
Accumulated other comprehensive loss	(2,384)	(6,504)

Total equity - Greenbrier	476,145	428,202
Noncontrolling interest	52,057	28,625

Total equity	528,202	456,827

	$1,450,572	$1,289,741

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts, unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Revenue
Manufacturing	$425,583	$284,591	$1,132,811	$864,006
Wheels, Repair & Parts	140,663	131,167	390,604	355,219
Leasing & Services	27,039	17,905	62,441	52,978

	593,285	433,663	1,585,856	1,272,203
Cost of revenue
Manufacturing	351,829	253,360	969,841	774,502
Wheels, Repair & Parts	129,825	120,476	365,740	325,086
Leasing & Services	14,856	9,808	34,090	26,542

	496,510	383,644	1,369,671	1,126,130
Margin	96,775	50,019	216,185	146,073
Selling and administrative expense	34,800	25,322	89,034	76,364
Net gain on disposition of equipment	(5,619)	(5,131)	(14,686)	(9,615)
Goodwill impairment	—	76,900	—	76,900
Restructuring charges	56	—	1,475	—

Earnings (loss) from operations	67,538	(47,072)	140,362	2,424
Other costs
Interest and foreign exchange	5,437	5,905	14,280	18,127

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	62,101	(52,977)	126,082	(15,703)
Income tax expense	(16,303)	(2,729)	(36,708)	(12,905)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	45,798	(55,706)	89,374	(28,608)
Earnings (loss) from unconsolidated affiliates	298	82	272	(63)

Net earnings (loss)	46,096	(55,624)	89,646	(28,671)
Net earnings attributable to noncontrolling interest	(12,508)	(406)	(25,083)	(3,093)

Net earnings (loss) attributable to Greenbrier	$33,588	$(56,030)	$64,563	$(31,764)

Basic earnings (loss) per common share	$1.20	$(2.10)	$2.29	$(1.20)
Diluted earnings (loss) per common share	$1.03	$(2.10)	$2.01	$(1.20)
Weighted average common shares:
Basic	27,956	26,619	28,223	26,510
Diluted	34,001	26,619	34,268	26,510

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Net earnings (loss)	$46,096	$(55,624)	$89,646	$(28,671)
Other comprehensive income (loss)
Translation adjustment	80	(1,761)	3,402	279
Reclassification of derivative financial instruments recognized in net earnings (loss) [1]	4	105	321	(790)
Unrealized gain (loss) on derivative financial instruments [2]	(659)	(1,325)	454	(817)
Other (net of tax effect)	(4)	5	(3)	5

	(579)	(2,976)	4,174	(1,323)

Comprehensive income (loss)	45,517	(58,600)	93,820	(29,994)
Comprehensive income attributable to noncontrolling interest	(12,501)	(374)	(25,137)	(3,102)

Comprehensive income (loss) attributable to Greenbrier	$33,016	$(58,974)	$68,683	$(33,096)

[1]	Net of tax of effect of $0.1 million and $0.1 million for the three months ended May 31, 2014 and 2013 and $0.4 million and $0.1 million for the nine months ended May 31, 2014 and 2013.
[2]	Net of tax of effect of $0.5 million and $0.3 million for the three months ended May 31, 2014 and 2013 and $0.2 million and $0.2 million for the nine months ended May 31, 2014 and 2013.

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Equity

(In thousands, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2013	28,084	$259,864	$174,842	$(6,504)	$428,202	$28,625	$456,827
Net earnings	—	—	64,563	—	64,563	25,083	89,646
Other comprehensive income, net	—	—	—	4,120	4,120	54	4,174
Noncontrolling interest adjustments	—	—	—	—	—	2,953	2,953
Investment by joint venture partner	—	—	—	—	—	419	419
Joint venture partner distribution declared	—	—	—	—	—	(5,077)	(5,077)
Restricted stock awards (net of cancellations and expense)	46	11,599	—	—	11,599	—	11,599
Unamortized restricted stock	—	(12,610)	—	—	(12,610)	—	(12,610)
Restricted stock amortization	—	6,455	—	—	6,455	—	6,455
Excess tax benefit from restricted stock awards	—	109	—	—	109	—	109
Repurchase of stock	(641)	(26,293)	—	—	(26,293)	—	(26,293)

Balance May 31, 2014	27,489	$239,124	$239,405	$(2,384)	$476,145	$52,057	$528,202

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2012	27,143	$252,256	$185,890	$(6,369)	$431,777	$21,868	$453,645
Net earnings (loss)	—	—	(31,764)	—	(31,764)	3,093	(28,671)
Other comprehensive income (loss), net	—	—	—	(1,332)	(1,332)	9	(1,323)
Noncontrolling interest adjustments	—	—	—	—	—	(1,954)	(1,954)
Investment by joint venture partner	—	—	—	—	—	2,577	2,577
Restricted stock awards (net of cancellations and expense)	27	8,436	—	—	8,436	—	8,436
Unamortized restricted stock	—	(8,444)	—	—	(8,444)	—	(8,444)
Restricted stock amortization	—	5,257	—	—	5,257	—	5,257
Excess tax benefit from restricted stock awards	—	777	—	—	777	—	777
Warrants exercised	52	—	—	—	—	—	—

Balance May 31, 2013	27,222	$258,282	$154,126	$(7,701)	$404,707	$25,593	$430,300

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended May 31,
	2014	2013
Cash flows from operating activities
Net earnings (loss)	$89,646	$(28,671)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Deferred income taxes	(6,745)	(9,391)
Depreciation and amortization	30,824	31,523
Net gain on disposition of equipment	(14,686)	(9,615)
Accretion of debt discount	—	2,455
Stock based compensation expense	6,454	4,843
Goodwill impairment	—	76,900
Other	3,341	(1,895)
Decrease (increase) in assets:
Accounts receivable	(26,226)	(15,499)
Inventories	(21,722)	(9,114)
Leased railcars for syndication	(25,420)	22,067
Other	(2,491)	338
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	36,507	(43,605)
Deferred revenue	12,258	(1,099)

Net cash provided by operating activities	81,740	19,237

Cash flows from investing activities
Proceeds from sales of assets	39,515	39,611
Capital expenditures	(34,522)	(49,677)
Increase in restricted cash	(661)	(2,629)
Investment in and net advances to unconsolidated affiliates	(1,253)	(1,016)
Other	—	(3,582)

Net cash provided by (used in) investing activities	3,079	(17,293)

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	—	26,973
Proceeds from revolving notes with maturities longer than 90 days	34,674	31,847
Repayments of revolving notes with maturities longer than 90 days	(64,801)	(26,877)
Proceeds from issuance of notes payable	200,000	—
Repayments of notes payable	(126,821)	(57,592)
Debt issuance costs	(382)	—
Repurchase of stock	(26,293)	—
Cash distribution to joint venture partner	(3,109)	—
Investment by joint venture partner	419	2,577
Excess tax benefit from restricted stock awards	109	777
Other	—	(8)

Net cash provided by (used in) financing activities	13,796	(22,303)

Effect of exchange rate changes	2,442	(1,606)
Increase (decrease) in cash and cash equivalents	101,057	(21,965)
Cash and cash equivalents
Beginning of period	97,435	53,571

End of period	$198,492	$31,606

Cash paid during the period for
Interest	$12,816	$13,844
Income taxes, net	$41,643	$16,404
Non-cash activity
Transfer of Inventories to Leased railcars for syndication	$2,691	$—
Transfer of Leased railcars for syndication to Equipment on operating leases	$—	$4,640
Transfer of Equipment on operating leases to Inventories	$—	$17,762
Transfer of Property, plant and equipment, net to Intangibles and other assets, net	$—	$1,194

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of May 31, 2014, for the three and nine months ended May 31, 2014 and 2013 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position and operating results and cash flows for the periods indicated. The results of operations for the three and nine months ended May 31, 2014 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2014.

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

Prospective Accounting Changes – In May 2014, the Financial Accounting Standards Board (FASB) and International Accounting Standards Board (IASB) issued a jointly converged standard on the recognition of revenue from contracts with customers. The issued guidance converges the criteria for reporting revenue, as well as requiring disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from these contracts. Companies can transition to the standard either retrospectively or as a cumulative effective adjustment as of the date of adoption. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company plans to adopt this guidance beginning September 1, 2017. The Company is evaluating the impact of this standard on its consolidated financial statements and disclosures.

Share Repurchase Program – In October 2013, the Board of Directors authorized the Company to repurchase up to $50 million of the Company’s common stock. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period. The share repurchase program expires April 30, 2015, but may be modified, suspended or discontinued at any time without prior notice. During the three and nine months ended May 31, 2014, the Company repurchased a total of 352,000 shares and 641,327 shares for approximately $16.0 million and $26.3 million.

THE GREENBRIER COMPANIES, INC.

Note 2 – Restructuring

During 2013, the Company implemented a restructuring plan to sell or close certain Wheels, Repair & Parts facilities to enhance margins and improve capital efficiency. Restructuring charges related to this plan, associated with the Company’s Wheels, Repair & Parts segment, totaled $0.1 million and $1.5 million for the three and nine months ended May 31, 2014 and were included in the Consolidated Statement of Operations.

(In thousands)	Accrual at August 31, 2013	Charged to Expense	Paid or Settled	Accrual at May 31, 2014
Employee termination costs	$1,409	$1,290	$2,699	$—
Other costs	299	185	484	—

	$1,708	$1,475	$3,183	$—

Note 3 – Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead. The following table summarizes the Company’s inventory balance:

(In thousands)	May 31, 2014	August 31, 2013
Manufacturing supplies and raw materials	$238,867	$217,182
Work-in-process	62,316	48,990
Finished goods	40,073	54,839
Excess and obsolete adjustment	(4,059)	(4,228)

	$337,197	$316,783

THE GREENBRIER COMPANIES, INC.

Note 4 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	May 31, 2014	August 31, 2013
Intangible assets subject to amortization:
Customer relationships	$66,288	$66,288
Accumulated amortization	(30,347)	(26,964)
Other intangibles	5,071	4,967
Accumulated amortization	(4,415)	(4,162)

	36,597	40,129
Intangible assets not subject to amortization	912	912
Investment in unconsolidated affiliates	12,129	10,739
Prepaid and other assets	10,685	10,601
Nonqualified savings plan investments	10,086	7,687
Debt issuance costs, net	8,214	7,802
Assets held for sale	389	1,101

Total intangible and other assets	$79,012	$78,971

Amortization expense for the three and nine months ended May 31, 2014 was $1.0 million and $3.6 million and for the three and nine months ended May 31, 2013 was $1.0 million and $3.3 million. Amortization expense for the years ending August 31, 2014, 2015, 2016, 2017 and 2018 is expected to be $4.5 million, $3.8 million, $3.8 million, $3.7 million and $3.4 million.

THE GREENBRIER COMPANIES, INC.

Note 5 – Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $360.0 million as of May 31, 2014.

As of May 31, 2014, a $290.0 million revolving line of credit secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans and maturing June 2016, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 2.25% or Prime plus 1.25% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of May 31, 2014, lines of credit totaling $20.0 million secured by certain of the Company’s European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.5%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from December 2014 through June 2015.

As of May 31, 2014, the Company’s Mexican joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $20.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture will be able to draw amounts available under this facility through January 2015. The second line of credit provides up to $30.0 million and is fully guaranteed by each of the joint venture partners, including the Company. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through January 2015.

As of May 31, 2014, outstanding borrowings under the senior secured credit facilities consisted of $6.9 million in letters of credit under the North American credit facility and $18.1 million outstanding under the Mexican joint venture credit facilities.

As of August 31, 2013, outstanding borrowings under the senior secured credit facilities consisted of $6.8 million in letters of credit under the North American credit facility and $48.2 million outstanding under the Mexican joint venture credit facilities.

Note 6 – Accounts Payable and Accrued Liabilities

(In thousands)	May 31, 2014	August 31, 2013
Trade payables	$205,805	$163,490
Other accrued liabilities	62,104	70,691
Accrued payroll and related liabilities	50,128	42,047
Accrued maintenance	13,382	11,420
Income taxes payable	11,945	13,094
Accrued warranty	9,718	12,128
Other	3,459	3,068

	$356,541	$315,938

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

Warranty accrual activity:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2014	2013	2014	2013
Balance at beginning of period	$10,673	$10,289	$12,128	$9,221
Charged to cost of revenue, net	170	667	1,418	3,279
Payments	(1,208)	(904)	(4,191)	(2,540)
Currency translation effect	83	(69)	363	23

Balance at end of period	$9,718	$9,983	$9,718	$9,983

Note 8 – Notes Payable

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

THE GREENBRIER COMPANIES, INC.

Note 9 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Income (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Income (Loss)
Balance, August 31, 2013	$(1,053)	$(4,923)	$(528)	$(6,504)
Other comprehensive income (loss) before reclassifications	454	3,348	(3)	3,799
Amounts reclassified from accumulated other comprehensive income (loss)	321	—	—	321

Balance, May 31, 2014	$(278)	$(1,575)	$(531)	$(2,384)

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Operations, with presentation location, was as follows:

(In thousands)	Three Months Ended May 31, 2014	Nine Months Ended May 31, 2014	Location
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$(335)	$(575)	Revenue
Interest rate swap contracts	446	1,275	Interest and foreign exchange

	111	700	Total before tax
	(107)	(379)	Tax expense

	$4	$321	Net of tax

THE GREENBRIER COMPANIES, INC.

Note 10 – Earnings (Loss) Per Share

The shares used in the computation of the Company’s basic and diluted earnings (loss) per common share are reconciled as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2014	2013	2014	2013
Weighted average basic common shares outstanding (1)	27,956	26,619	28,223	26,510
Dilutive effect of 2018 Convertible notes (2)	6,045	—	6,045	—

Weighted average diluted common shares outstanding (3)	34,001	26,619	34,268	26,510

(1)	Restricted stock grants and restricted stock units, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position. Shares outstanding exclude shares of unvested restricted stock and restricted stock units for the three and nine months ended May 31, 2013 due to a net loss.
(2)	The dilutive effect of the 2018 Convertible notes are included for the three and nine months ended May 31, 2014 as they were considered dilutive under the “if converted” method as further discussed below. The dilutive effect of warrants and the 2018 Convertible notes were excluded for the three and nine months ended May 31, 2013 due to a net loss.
(3)	The dilutive effect of the 2026 Convertible notes was included for the three months ended May 31, 2014 as the average stock price was greater than $48.05 however the dilutive impact was inconsequential. The dilutive effect of the 2026 Convertible notes was excluded for the nine months ended May 31, 2014 and the three and nine months ended May 31, 2013 as the stock price was less than $48.05 and therefore is considered anti-dilutive.

Dilutive EPS for the three and nine months ended May 31, 2014 was calculated using the more dilutive of two approaches. The first approach includes the dilutive effect of shares underlying the 2026 Convertible notes in the share count using the treasury stock method. The second approach supplements the first by including the “if converted” effect of the 2018 Convertible notes issued in March 2011. Under the “if converted” method, debt issuance and interest costs, both net of tax, associated with the convertible notes are added back to net earnings and the share count is increased by the shares underlying the convertible notes. The 2026 Convertible notes are included in the calculation of both approaches using the treasury stock method when the average stock price is greater than the initial conversion price of $48.05.

	Three Months Ended May 31, 2014		Nine Months Ended May 31, 2014
Net earnings attributable to Greenbrier	$33,588		$64,563
Add back:
Interest and debt issuance costs on the 2018 Convertible notes, net of tax	1,416		4,248

Earnings before interest and debt issuance costs on convertible notes	$35,004		$68,811

Weighted average diluted common shares outstanding	34,001		34,268
Diluted earnings per share	$1.03	(1)	$2.01	(1)

(1)	Diluted earnings per share was calculated as follows:

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

Compensation expense for restricted stock and restricted stock unit grants was $3.6 million and $6.5 million for the three and nine months ended May 31, 2014 and $2.0 million and $4.8 million for the three and nine months ended May 31, 2013. Compensation expense related to restricted stock and restricted stock unit grants is recorded in Selling and administrative expense and Cost of revenue on the Consolidated Statements of Operations.

Note 12 – Derivative Instruments

Foreign operations give rise to market risks from changes in foreign currency exchange rates. Foreign currency forward exchange contracts with established financial institutions are utilized to hedge a portion of that risk in Euro. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. The Company’s foreign currency forward exchange contracts and interest rate swap agreements are designated as cash flow hedges, and therefore the effective portion of unrealized gains and losses is recorded in accumulated other comprehensive income or loss.

At May 31, 2014 exchange rates, forward exchange contracts for the purchase of Polish Zloty and the sale of Euro aggregated $66.0 million. Adjusting the foreign currency exchange contracts to the fair value of the cash flow hedges at May 31, 2014 resulted in an unrealized pre-tax gain of $0.6 million that was recorded in accumulated other comprehensive loss. The fair value of the contracts is included in Accounts payable and accrued liabilities when there is a loss, or Accounts receivable when there is a gain, on the Consolidated Balance Sheets. As the contracts mature at various dates through October 2015, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations in Interest and foreign exchange.

At May 31, 2014, an interest rate swap agreement had a notional amount of $100.0 million and matures March 2020. The fair value of this cash flow hedge at May 31, 2014 resulted in an unrealized pre-tax loss of $1.3 million. The loss is included in Accumulated other comprehensive loss and the fair value of the contract is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At May 31, 2014 interest rates, approximately $1.8 million would be reclassified to interest expense in the next 12 months.

THE GREENBRIER COMPANIES, INC.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
	Balance sheet	May 31, 2014	August 31, 2013	Balance sheet	May 31, 2014	August 31, 2013
(In thousands)	location	Fair Value	Fair Value	location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$838	$819	Accounts payable and accrued liabilities	$4	$342
Interest rate swap contracts	Other assets	—	—	Accounts payable and accrued liabilities	1,256	1,250

		$838	$819		$1,260	$1,592

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$244	$223	Accounts payable and accrued liabilities	$—	$40

The Effect of Derivative Instruments on the Statement of Operations

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivative	Gain (loss) recognized in income on derivative nine months ended May 31,
		2014	2013
Foreign forward exchange contract	Interest and foreign exchange	$230	$(108)

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) nine months ended May 31,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income (effective portion) nine months ended May 31,		Location of gain in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain recognized on derivative (ineffective portion and amount excluded from effectiveness testing) nine months ended May 31,
	2014	2013		2014	2013		2014	2013
Foreign forward exchange contracts	$1,558	$(997)	Revenue	$575	$1,927	Interest and foreign exchange	$684	$2,088
Interest rate swap contracts	(1,281)	(47)	Interest and foreign exchange	(1,275)	(1,250)	Interest and foreign exchange	—	—

	$277	$(1,044)		$(700)	$677		$684	$2,088

Note 13 – Segment Information

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

THE GREENBRIER COMPANIES, INC.

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

For the three months ended May 31, 2014:
	Revenue			Earnings (loss) from operations
	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$425,583	$—	$425,583	$61,116	$—	$61,116
Wheels, Repair & Parts	140,663	3,783	144,446	5,524	473	5,997
Leasing & Services	27,039	9,334	36,373	14,582	9,334	23,916
Eliminations	—	(13,117)	(13,117)	—	(9,807)	(9,807)
Corporate	—	—	—	(13,684)	—	(13,684)

	$593,285	$—	$593,285	$67,538	$—	$67,538

For the nine months ended May 31, 2014:
	Revenue			Earnings (loss) from operations
	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,132,811	$—	$1,132,811	$129,542	$—	$129,542
Wheels, Repair & Parts	390,604	7,743	398,347	8,724	546	9,270
Leasing & Services	62,441	17,623	80,064	32,888	17,623	50,511
Eliminations	—	(25,366)	(25,366)	—	(18,169)	(18,169)
Corporate	—	—	—	(30,792)	—	(30,792)

	$1,585,856	$—	$1,585,856	$140,362	$—	$140,362

For the three months ended May 31, 2013:
	Revenue			Earnings (loss) from operations
	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$284,591	$27	$284,618	$21,551	$—	$21,551
Wheels, Repair & Parts (1)	131,167	2,548	133,715	(70,242)	29	(70,213)
Leasing & Services	17,905	2,853	20,758	9,427	2,851	12,278
Eliminations	—	(5,428)	(5,428)	—	(2,880)	(2,880)
Corporate	—	—	—	(7,808)	—	(7,808)

	$433,663	$—	$433,663	$(47,072)	$—	$(47,072)

For the nine months ended May 31, 2013:
	Revenue			Earnings (loss) from operations
	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$864,006	$7,229	$871,235	$58,595	$(30)	$58,565
Wheels, Repair & Parts (1)	355,219	11,632	366,851	(60,858)	(225)	(61,083)
Leasing & Services	52,978	9,700	62,678	27,164	9,697	36,861
Eliminations	—	(28,561)	(28,561)	—	(9,442)	(9,442)
Corporate	—	—	—	(22,477)	—	(22,477)

	$1,272,203	$—	$1,272,203	$2,424	$—	$2,424

	Total assets
	May 31,	August 31,
	2014	2013
Manufacturing	$500,434	$401,630
Wheels, Repair & Parts	316,416	318,483
Leasing & Services	425,751	463,381
Unallocated	207,971	106,247

	$1,450,572	$1,289,741

(1)	The three and nine months ended May 31, 2013 for Wheels, Repair & Parts includes a pre-tax non-cash impairment charge of $76.9 million.

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

In December 2000, the U.S. Environmental Protection Agency (EPA) has classified portions of the river bed of the Portland Harbor, including the portion fronting the Company’s manufacturing facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the “Portland Harbor Site”). The Company and more than 140 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company (the “Lower Willamette Group” or “LWG”), have signed an Administrative Order on Consent (“AOC”) to perform a remedial investigation/feasibility study (“RI/FS”) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The EPA-mandated RI/FS is being conducted by the LWG and has cost over $110 million during a 14-year period. The Company has agreed to initially bear a percentage of the total costs incurred by the LWG in connection with the investigation. The Company’s aggregate expenditure has not been material during the 14-year period. Some or all of any such outlay may be recoverable from other responsible parties. The investigation is expected to continue for at least one more year.

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

THE GREENBRIER COMPANIES, INC.

We have also signed an Order on Consent with DEQ to finalize the investigation of potential onsite sources of contamination that may have a release pathway to the Willamette River. Interim precautionary measures are also required in the order and those are in the process of being completed. Our aggregate expenditure has not been material during the 14-year period. Some or all of any such outlay may be recoverable from other responsible parties.

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

In accordance with customary business practices in Europe, the Company has $4.0 million in bank and third party warranty and performance guarantee facilities, all of which have been utilized as of May 31, 2014. To date no amounts have been drawn under these guarantee facilities.

As of May 31, 2014, the Mexican joint venture had $19.8 million of third party debt outstanding, for which the Company had guaranteed approximately $15.9 million.

As of May 31, 2014, the Company had outstanding letters of credit aggregating $6.9 million associated with facility leases and workers compensation insurance.

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

Level 1 -	observable inputs such as unadjusted quoted prices in active markets for identical instruments;
Level 2 -	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and
Level 3 -	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of May 31, 2014 were:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$1,082	$—	$1,082	$—
Nonqualified savings plan investments	10,086	10,086	—	—
Cash equivalents	20,016	20,016	—	—

	$31,184	$30,102	$1,082	$—

Liabilities:
Derivative financial instruments	$1,260	$—	$1,260	$—

(1)	Level 2 assets and liabilities include derivative financial instruments which are valued based on observable inputs. See Note 12 Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2013 were:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$1,042	$—	$1,042	$—
Nonqualified savings plan investments	7,687	7,687	—	—
Cash equivalents	1,004	1,004	—	—

	$9,733	$8,691	$1,042	$—

Liabilities:
Derivative financial instruments	$1,632	$—	$1,632	$—

THE GREENBRIER COMPANIES, INC.

Note 16 – Variable Interest Entities

March 2012 Agreement

In March 2012, the Company purchased a 1% interest in three trusts (the “Trusts”) which are 99% owned by a third party. As of August 31, 2013, the Company had completed the sale of railcars to the Trusts for an aggregate value of $99.6 million.

As of May 31, 2014, the carrying amount of the Company’s investment in the Trusts is $0.9 million, which is recorded in Intangibles and other assets, net on the Consolidated Balance Sheets.

May 2013 Agreement

In May 2013, the Company purchased an 8% interest in an entity that owns a portfolio of railcar assets that are leased to third parties; the remaining 92% is owned by a third party. In the first quarter of 2014, the Company sold 204 railcars to this entity for $16.0 million resulting in a total of 468 railcars manufactured by the Company and subject to operating leases sold for $39.2 million to this entity as of May 31, 2014.

As of May 31, 2014, the carrying amount of the Company’s investment in this entity is $3.1 million which is recorded in Intangibles and other assets, net on the Consolidated Balance Sheets.

THE GREENBRIER COMPANIES, INC.

Note 17 – Guarantor/Non-Guarantor

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

The following represents the supplemental consolidating condensed financial information of Greenbrier and its guarantor and non-guarantor subsidiaries, as of May 31, 2014 and August 31, 2013, for the three and nine months ended May 31, 2014 and 2013. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non-guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Balance Sheet

May 31, 2014

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$160,223	$60	$38,209	$—	$198,492
Restricted cash	—	2,567	6,901	—	9,468
Accounts receivable, net	1,050	400,877	54,494	(274,571)	181,850
Inventories	—	127,876	209,464	(143)	337,197
Leased railcars for syndication	—	99,630	—	(3,298)	96,332
Equipment on operating leases, net	—	273,241	3,821	(2,199)	274,863
Property, plant and equipment, net	6,087	100,320	109,535	—	215,942
Goodwill	—	57,416	—	—	57,416
Intangibles and other assets, net	811,751	121,980	16,727	(871,446)	79,012

	$979,111	$1,183,967	$439,151	$(1,151,657)	$1,450,572

Liabilities and Equity
Revolving notes	$—	$—	$18,082	$—	$18,082
Accounts payable and accrued liabilities	254,171	185,047	193,521	(276,198)	356,541
Deferred income taxes	3,900	84,820	—	(9,194)	79,526
Deferred revenue	39	19,393	1,677	44	21,153
Notes payable	244,856	200,463	1,749	—	447,068
Total equity - Greenbrier	476,145	694,244	173,048	(867,292)	476,145
Noncontrolling interest	—	—	51,074	983	52,057

Total equity	476,145	694,244	224,122	(866,309)	528,202

	$979,111	$1,183,967	$439,151	$(1,151,657)	$1,450,572

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the three months ended May 31, 2014

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$211,921	$363,401	$(149,739)	$425,583
Wheels, Repair & Parts	—	142,625	—	(1,962)	140,663
Leasing & Services	108	26,771	—	160	27,039

	108	381,317	363,401	(151,541)	593,285
Cost of revenue
Manufacturing	—	184,870	315,398	(148,439)	351,829
Wheels, Repair & Parts	—	131,769	—	(1,944)	129,825
Leasing & Services	—	14,876	—	(20)	14,856

	—	331,515	315,398	(150,403)	496,510
Margin	108	49,802	48,003	(1,138)	96,775
Selling and administrative	13,987	10,645	10,016	152	34,800
Net gain on disposition of equipment	—	(5,411)	(205)	(3)	(5,619)
Restructuring charges	—	56	—	—	56

Earnings (loss) from operations	(13,879)	44,512	38,192	(1,287)	67,538
Other costs
Interest and foreign exchange	2,918	1,417	1,102	—	5,437

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(16,797)	43,095	37,090	(1,287)	62,101
Income tax (expense) benefit	3,337	(11,506)	(8,388)	254	(16,303)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(13,460)	31,589	28,702	(1,033)	45,798
Earnings (loss) from unconsolidated affiliates	47,048	5,412	44	(52,206)	298

Net earnings (loss)	33,588	37,001	28,746	(53,239)	46,096
Net (earnings) loss attributable to noncontrolling interest	—	—	(12,830)	322	(12,508)

Net earnings (loss) attributable to Greenbrier	$33,588	$37,001	$15,916	$(52,917)	$33,588

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the nine months ended May 31, 2014

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$617,120	$981,040	$(465,349)	$1,132,811
Wheels, Repair & Parts	—	395,537	—	(4,933)	390,604
Leasing & Services	865	61,101	1	474	62,441

	865	1,073,758	981,041	(469,808)	1,585,856
Cost of revenue
Manufacturing	—	552,871	876,395	(459,425)	969,841
Wheels, Repair & Parts	—	370,626	—	(4,886)	365,740
Leasing & Services	—	34,152	—	(62)	34,090

	—	957,649	876,395	(464,373)	1,369,671
Margin	865	116,109	104,646	(5,435)	216,185
Selling and administrative	31,698	29,802	27,083	451	89,034
Net gain on disposition of equipment	—	(13,556)	(820)	(310)	(14,686)
Restructuring charges	—	1,475	—	—	1,475

Earnings (loss) from operations	(30,833)	98,388	78,383	(5,576)	140,362
Other costs
Interest and foreign exchange	8,751	3,180	2,349	—	14,280

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(39,584)	95,208	76,034	(5,576)	126,082
Income tax (expense) benefit	10,772	(31,059)	(18,044)	1,623	(36,708)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(28,812)	64,149	57,990	(3,953)	89,374
Earnings (loss) from unconsolidated affiliates	93,375	7,857	121	(101,081)	272

Net earnings (loss)	64,563	72,006	58,111	(105,034)	89,646
Net (earnings) loss attributable to noncontrolling interest	—	—	(27,362)	2,279	(25,083)

Net earnings (loss) attributable to Greenbrier	$64,563	$72,006	$30,749	$(102,755)	$64,563

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Consolidating Statement of Comprehensive Income (Loss)

For the three months ended May 31, 2014

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$33,588	$37,001	$28,746	$(53,239)	$46,096
Other comprehensive income (loss)
Translation adjustment	—	73	7	—	80
Reclassification of derivative financial instruments recognized in net earnings (loss)	—	276	(272)	—	4
Unrealized gain (loss) on derivative financial instruments	—	139	(798)	—	(659)
Other (net of tax effect)	—	—	(4)	—	(4)

	—	488	(1,067)	—	(579)

Comprehensive income (loss)	33,588	37,489	27,679	(53,239)	45,517
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(12,823)	322	(12,501)

Comprehensive income (loss) attributable to Greenbrier	$33,588	$37,489	$14,856	$(52,917)	$33,016

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Consolidating Statement of Comprehensive Income (Loss)

For the nine months ended May 31, 2014

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$64,563	$72,006	$58,111	$(105,034)	$89,646
Other comprehensive income (loss)
Translation adjustment	—	86	3,316	—	3,402
Reclassification of derivative financial instruments recognized in net earnings (loss)	—	787	(466)	—	321
Unrealized gain (loss) on derivative financial instruments	—	1,245	(791)	—	454
Other (net of tax effect)	—	—	(3)	—	(3)

	—	2,118	2,056	—	4,174

Comprehensive income (loss)	64,563	74,124	60,167	(105,034)	93,820
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(27,416)	2,279	(25,137)

Comprehensive income (loss) attributable to Greenbrier	$64,563	$74,124	$32,751	$(102,755)	$68,683

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the nine months ended May 31, 2014

(In thousands, unaudited)

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$64,563	$72,006	$58,111	$(105,034)	$89,646
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(4,194)	(1,789)	(762)	—	(6,745)
Depreciation and amortization	1,427	20,713	8,746	(62)	30,824
Net gain on disposition of equipment	—	(13,556)	(820)	(310)	(14,686)
Stock based compensation expense	6,454	—	—	—	6,454
Other	—	372	16	2,953	3,341
Decrease (increase) in assets:
Accounts receivable	36,573	(43,867)	694	(19,626)	(26,226)
Inventories	—	20,456	(42,225)	47	(21,722)
Leased railcars for syndication	—	(28,371)	—	2,951	(25,420)
Other	(1,220)	81	(2,788)	1,436	(2,491)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(22,404)	9,143	31,774	17,994	36,507
Deferred revenue	(116)	10,798	1,574	2	12,258

Net cash provided by (used in) operating activities	81,083	45,986	54,320	(99,649)	81,740

Cash flows from investing activities:
Proceeds from sales of assets	—	38,509	1,006	—	39,515
Capital expenditures	(3,543)	(9,929)	(21,050)	—	(34,522)
Decrease (increase) in restricted cash	—	(660)	(1)	—	(661)
Investment in and net advances to unconsolidated affiliates	(91,939)	(7,710)	(1,253)	99,649	(1,253)

Net cash provided by (used in) investing activities	(95,482)	20,210	(21,298)	99,649	3,079

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	—	—	—	—	—
Proceeds from revolving notes with maturities longer than 90 days	—	—	34,674	—	34,674
Repayment of revolving notes with maturities longer than 90 days	—	—	(64,801)	—	(64,801)
Intercompany advances	137,633	(139,741)	2,108	—	—
Proceeds from notes payable	—	200,000	—	—	200,000
Repayments of notes payable	—	(126,400)	(421)	—	(126,821)
Debt issuance costs	—	(382)	—	—	(382)
Repurchase of stock	(26,293)	—	—	—	(26,293)
Cash distribution to joint venture partner	—	—	(3,109)		(3,109)
Investment by joint venture partner	—	—	419	—	419
Excess tax benefit from restricted stock awards	109	—	—	—	109

Net cash provided by (used in) financing activities	111,449	(66,523)	(31,130)	—	13,796

Effect of exchange rate changes	—	362	2,080	—	2,442
Increase in cash and cash equivalents	97,050	35	3,972	—	101,057
Cash and cash equivalents
Beginning of period	63,173	25	34,237	—	97,435

End of period	$160,223	$60	$38,209	$—	$198,492

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

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Consolidating Statement of Comprehensive Income (Loss)

For the three months ended May 31, 2013

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$(56,030)	$(50,275)	$7,467	$43,214	$(55,624)
Other comprehensive income (loss)
Translation adjustment	—	81	(1,842)	—	(1,761)
Reclassification of derivative financial instruments recognized in net earnings (loss)	—	260	(155)	—	105
Unrealized loss on derivative financial instruments	—	(16)	(1,309)	—	(1,325)
Other (net of tax effect)	—	—	5	—	5

	—	325	(3,301)	—	(2,976)

Comprehensive income (loss)	(56,030)	(49,950)	4,166	43,214	(58,600)
Comprehensive income attributable to noncontrolling interest	—	—	(351)	(23)	(374)

Comprehensive income (loss) attributable to Greenbrier	$(56,030)	$(49,950)	$3,815	$43,191	$(58,974)

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Consolidating Statement of Comprehensive Income (Loss)

For the nine months ended May 31, 2013

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$(31,764)	$(18,070)	$14,442	$6,721	$(28,671)
Other comprehensive income (loss)
Translation adjustment	—	303	(24)	—	279
Reclassification of derivative financial instruments recognized in net earnings (loss)	—	771	(1,561)	—	(790)
Unrealized loss on derivative financial instruments	—	(29)	(788)	—	(817)
Other (net of tax effect)	—	—	5	—	5

	—	1,045	(2,368)	—	(1,323)

Comprehensive income (loss)	(31,764)	(17,025)	12,074	6,721	(29,994)
Comprehensive income attributable to noncontrolling interest	—	—	(1,579)	(1,523)	(3,102)

Comprehensive income (loss) attributable to Greenbrier	$(31,764)	$(17,025)	$10,495	$5,198	$(33,096)

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the nine months ended May 31, 2013

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(31,764)	$(18,070)	$14,442	$6,721	$(28,671)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(5,373)	(5,585)	67	1,500	(9,391)
Depreciation and amortization	1,651	22,918	7,030	(76)	31,523
Net gain on disposition of equipment	—	(7,780)	(1,277)	(558)	(9,615)
Accretion of debt discount	2,455	—	—	—	2,455
Stock based compensation	4,843	—	—	—	4,843
Goodwill impairment	—	76,900	—	—	76,900
Other	—	128	(69)	(1,954)	(1,895)
Decrease (increase) in assets:
Accounts receivable	(2,062)	(43,032)	29,985	(390)	(15,499)
Inventories	—	(9,185)	198	(127)	(9,114)
Leased railcars for syndication	—	24,331	—	(2,264)	22,067
Other	(650)	1,351	25,904	(26,267)	338
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	7,580	(14,813)	(36,373)	1	(43,605)
Deferred revenue	(116)	(533)	(460)	10	(1,099)

Net cash provided by (used in) operating activities	(23,436)	26,630	39,447	(23,404)	19,237

Cash flows from investing activities:
Proceeds from sales of assets	—	38,817	794	—	39,611
Capital expenditures	(371)	(24,555)	(25,022)	271	(49,677)
Decrease (increase) in restricted cash	—	40	(2,669)	—	(2,629)
Investment in and net advances to unconsolidated affiliates	712	(23,845)	(1,016)	23,133	(1,016)
Intercompany advances	1,261	—	—	(1,261)	—
Other	—	—	(3,582)	—	(3,582)

Net cash provided by (used in) investing activities	1,602	(9,543)	(31,495)	22,143	(17,293)

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	43,000	—	(16,027)	—	26,973
Proceeds from revolving notes with maturities longer than 90 days	—	—	31,847	—	31,847
Repayment of revolving notes with maturities longer than 90 days	—	—	(26,877)	—	(26,877)
Intercompany advances	16,374	(15,274)	(2,361)	1,261	—
Repayments of notes payable	(52,868)	(3,069)	(1,655)	—	(57,592)
Investment by joint venture partner	—	—	2,577	—	2,577
Excess tax benefit from restricted stock awards	777	—	—	—	777
Other	(8)	—	—	—	(8)

Net cash provided by (used in) financing activities	7,275	(18,343)	(12,496)	1,261	(22,303)

Effect of exchange rate changes	4	1,018	(2,628)	—	(1,606)
Increase (decrease) in cash and cash equivalents	(14,555)	(238)	(7,172)	—	(21,965)
Cash and cash equivalents
Beginning of period	34,323	294	18,954	—	53,571

End of period	$19,768	$56	$11,782	$—	$31,606

THE GREENBRIER COMPANIES, INC.

Note 18 – Subsequent Events

In June 2014, the Company announced a potential railcar repair joint venture with Watco Companies, LLC (“Watco”). The joint venture forms GBW Railcar Services, LLC (“GBW”) which will own and operate Greenbrier’s and Watco’s railcar repair, refurbishment and maintenance businesses.

Closing of the new joint venture is subject to customary conditions, including the negotiation and execution of definitive transaction documents, receipt of all necessary approvals and other conditions. Subject to the completion of all required documents and the fulfillment of all conditions, the closing is currently expected to occur before the Company’s fiscal year end.

THE GREENBRIER COMPANIES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in three primary business segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. These three business segments are operationally integrated. The Manufacturing segment, operating from facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, conventional railcars, tank cars, marine vessels and automotive railcar products. The Wheels, Repair & Parts segment performs wheel and axle servicing; railcar repair, refurbishment and maintenance activities; as well as production and reconditioning of a variety of parts for the railroad industry in North America. The Leasing & Services segment owns approximately 8,300 railcars and provides management services for approximately 235,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. We also produce rail castings through an unconsolidated joint venture.

Multi-year supply agreements are a part of rail industry practice. Customer orders may be subject to cancellations or modifications and contain terms and conditions customary in the industry. In most cases, little variation has been experienced between the quantity ordered and the quantity actually delivered.

Our total manufacturing backlog of railcar units as of May 31, 2014 was approximately 26,400 units with an estimated value of $2.75 billion compared to 14,200 units with an estimated value of $1.57 billion as of May 31, 2013. Currently, the entire backlog is expected to be sold to third parties, therefore no orders in our backlog are expected to be placed into our owned lease fleet. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog. Subsequent to quarter end we received new railcar orders for 2,700 units valued at approximately $320 million. The new orders referenced are subject to customary documentation and completion of terms.

Marine backlog as of May 31, 2014 was approximately $110 million compared to $1.6 million as of May 31, 2013. In addition, during the fourth quarter of 2012 we became party to a letter of intent for 15 barges valued at $60 million subject to significant permitting and other conditions. Our backlog of railcar units and marine vessels is not necessarily indicative of future results of operations.

During 2013, we implemented a restructuring plan to sell or close certain Wheels, Repair & Parts facilities to enhance margins and improve capital efficiency. Restructuring charges related to this plan were $0.1 million ($0.04 million, net of tax) and $1.5 million ($1.0 million, net of tax) for the three and nine months ended May 31, 2014.

We operate two manufacturing facilities in Sahagun, Mexico, one of which we own and one of which is leased with a lease expiration date of November 2014. We are in the process of replacing this leased capacity with an alternative site and expanding capacity, particularly for tank car production, at our other manufacturing facilities in Mexico including our joint venture facility in northern Mexico. In conjunction with these activities, we have reached agreement with our joint venture partner to extend the term of our joint venture through 2029.

In June 2014, we announced a potential railcar repair joint venture with Watco Companies, LLC (“Watco”). The joint venture forms GBW Railcar Services, LLC (“GBW”) which will own and operate our company’s and Watco’s railcar repair, refurbishment and maintenance businesses. Closing of the new joint venture is subject to customary conditions, including the negotiation and execution of definitive transaction documents, receipt of all necessary approvals and other conditions. Subject to the completion of all required documents and the fulfillment of all conditions, the closing is currently expected to occur before our fiscal year end.

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

We will periodically sell railcars with leases attached to financial investors. In addition we will often perform management or maintenance services at market rates for these railcars. Pursuant to the guidance in ASC 840-20-40, we evaluate the terms of any remarketing agreements and any contractual provisions that represent retained risk and the level of retained risk based on those provisions. We determine whether the level of retained risk exceeds 10% of the individual fair value of the railcars with leases attached that are delivered. For any contracts with multiple elements (i.e. railcars, maintenance, management services, etc.) we allocate revenue among the deliverables primarily based upon objective and reliable evidence of the fair value of each element in the arrangement. If objective and reliable evidence of fair value of any element is not available, we will use the element’s estimated selling price for purposes of allocating the total arrangement consideration among the elements.

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

THE GREENBRIER COMPANIES, INC.

The provisions of Accounting Standards Codification (ASC) 350, Intangibles - Goodwill and Other, require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit with its carrying value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. The second step of the goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In the second step we would compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The goodwill balance as of May 31, 2014 of $57.4 million relates to the Wheels, Repair & Parts segment. Goodwill was tested during the third quarter of 2014 and we concluded that goodwill was not impaired.

We anticipate that upon closing of our potential railcar repair joint venture with Watco, management will reevaluate whether changes are necessary to our reportable segments and reporting units. In addition, the closing of this transaction may result in a triggering event for purposes of evaluating goodwill and indefinite-lived intangible assets for impairment.

THE GREENBRIER COMPANIES, INC.

Three Months Ended May 31, 2014 Compared to Three Months Ended May 31, 2013

Overview

Total revenue for the three months ended May 31, 2014 was $593.3 million, an increase of $159.6 million from revenues of $433.7 million in the prior comparable period. The increase was primarily the result of higher revenues in the Manufacturing segment of our business. Manufacturing segment revenues increased $141.0 million which was primarily attributed to a higher volume of deliveries as compared to the prior comparable period.

Net earnings attributable to Greenbrier for the three months ended May 31, 2014 were $33.6 million or $1.03 per diluted common share compared to Net loss attributable to Greenbrier of $56.0 million or $2.10 per diluted common share for the three months ended May 31, 2013. The increase in earnings was primarily attributed to an increase in manufacturing gross margin in the current year and a non-cash goodwill impairment charge of $71.8 million, net of tax, in the prior year.

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

	Three Months Ended May 31,
(In thousands)	2014	2013
Revenue:
Manufacturing	$425,583	$284,591
Wheels, Repair & Parts	140,663	131,167
Leasing & Services	27,039	17,905

	593,285	433,663
Margin:
Manufacturing	73,754	31,231
Wheels, Repair & Parts	10,838	10,691
Leasing & Services	12,183	8,097

	96,775	50,019
Operating profit (loss):
Manufacturing	61,116	21,551
Wheels, Repair & Parts (1)	5,524	(70,242)
Leasing & Services	14,582	9,427
Corporate	(13,684)	(7,808)

Earnings (loss) from operations	67,538	(47,072)
Interest and foreign exchange	5,437	5,905

Earnings (loss) before income taxes and earnings from unconsolidated affiliates	62,101	(52,977)

Income tax expense	(16,303)	(2,729)

Earnings (loss) before earnings from unconsolidated affiliates	45,798	(55,706)
Earnings from unconsolidated affiliates	298	82

Net earnings (loss)	46,096	(55,624)
Net earnings attributable to noncontrolling interest	(12,508)	(406)

Net earnings (loss) attributable to Greenbrier	$33,588	$(56,030)

Diluted earnings (loss) per common share	$1.03	$(2.10)

(1)	The three months ended May 31, 2013 for Wheels, Repair & Parts includes a pre-tax non-cash impairment charge of $76.9 million.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

Manufacturing revenue for the three months ended May 31, 2014 was $425.6 million compared to $284.6 million in the comparable period of the prior year, an increase of $141.0 million. The increase in revenue was primarily attributed to a higher volume of deliveries. Railcar unit deliveries, which are the primary source of manufacturing revenue, were approximately 4,300 units in the current period compared to approximately 2,500 units in the prior comparable period.

Manufacturing margin as a percentage of revenue for the three months ended May 31, 2014 was 17.3% compared to a margin of 11.0% for the three months ended May 31, 2013. The increase in margin as a percentage of revenue was primarily attributed to a favorable change in product mix, higher volumes of syndication of new railcars with leases attached, and improved production efficiencies and overhead absorption.

Manufacturing operating profit was $61.1 million and 14.4% of revenue for the three months ended May 31, 2014 compared to $21.6 million and 7.6% for the three months ended May 31, 2013. The increase in operating profit as compared to the prior comparable period was primarily attributed to higher margins.

Wheels, Repair & Parts Segment

Wheels, Repair & Parts revenue was $140.7 million for the three months ended May 31, 2014 compared to $131.2 million in the comparable period of the prior year. The increase of $9.5 million was primarily attributed to an increase in wheel set and component volumes as a result of increased demand and an increase in scrap metal pricing and volumes. In addition, there was a change in wheel set and component product mix, resulting in a higher average selling price. These were partially offset by a decrease in repair revenue primarily due to the closure of facilities as part of our previously disclosed restructuring plan to sell or close certain Wheels, Repair & Parts facilities to enhance margins and improve capital efficiency.

Wheels, Repair & Parts margin as a percentage of revenue was 7.7% for the three months ended May 31, 2014 compared to 8.2% for the three months ended May 31, 2013. The decrease in margin as a percentage of revenue was primarily the result of operating inefficiencies at certain of our repair facilities and a change in wheel product mix. These were partially offset by a more favorable parts product mix and an increase in scrap metal pricing.

Wheels, Repair & Parts operating profit was $5.5 million and 3.9% of revenue for the three months ended May 31, 2014 compared to operating loss of $70.2 million for the three months ended May 31, 2013. The increase in operating profit as compared to the prior comparable period was primarily attributed to a pre-tax non-cash goodwill impairment charge of $76.9 million in the prior year.

Leasing & Services Segment

Leasing & Services revenue was $27.0 million for the three months ended May 31, 2014 compared to $17.9 million in the comparable period of the prior year. The increase of $9.1 million was primarily a result of a syndication of railcars purchased from a third party. These railcars were not manufactured by the company, but rather purchased from a third party with a lease attached, with the intent to sell them. The gross proceeds from the sale of these railcars with leases attached were recorded as revenue and the cost of purchasing these railcars from a third party were recorded in cost of sales. The increase in revenue as compared to the prior year was also a result of higher average volumes of rent-producing leased railcars for syndication. These were partially offset by a decline in leasing revenue resulting from a smaller owned lease fleet as compared to the prior year.

Leasing & Services margin as a percentage of revenue was 45.1% for the three months ended May 31, 2014 compared to 45.2% for the three months ended May 31, 2013.

THE GREENBRIER COMPANIES, INC.

Leasing & Services operating profit was $14.6 million and 53.9% of revenue for the three months ended May 31, 2014 compared to $9.4 million and 52.7% for the three months ended May 31, 2013. The increase in operating profit as compared to the prior comparable period was primarily attributed to the syndication of railcars purchased from a third party and from higher average volumes of rent-producing leased railcars for syndication.

The percentage of owned units on lease as of both May 31, 2014 and 2013 was 97.9%.

Selling and Administrative Expense

Selling and administrative expense was $34.8 million or 5.9% of revenue for the three months ended May 31, 2014 compared to $25.3 million or 5.8% of revenue for the prior comparable period. The change for the three months ended May 31, 2014 compared to the prior comparable period was primarily attributed to an increase in employee related costs, including incentive compensation, associated with increased levels of activity and profitability. The increase was also attributed to an increase in legal and consulting costs associated with the potential formation of our new joint venture and union defense.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $5.6 million for the three months ended May 31, 2014, compared to $5.1 million for the prior comparable period. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and manage risk and liquidity.

Restructuring Charges

During the fourth quarter of 2013, we implemented a restructuring plan to sell or close certain Wheels, Repair & Parts facilities to enhance margins and improve capital efficiency. Restructuring charges related to this plan totaled $0.1 million for the three months ended May 31, 2014 and consisted of employee related termination costs.

Other Costs

Interest and foreign exchange expense was comprised of the following:

	Three Months Ended May 31,		Increase (Decrease)
(In thousands)	2014	2013
Interest and foreign exchange:
Interest and other expense	$4,861	$4,983	$(122)
Accretion of convertible debt discount	—	730	(730)
Foreign exchange loss	576	192	384

	$5,437	$5,905	$(468)

The decrease in interest and foreign exchange expense as compared to the prior comparable period was primarily attributed to the convertible note debt discount being fully amortized in the prior year.

THE GREENBRIER COMPANIES, INC.

Income Tax

Our tax rate for the three months ended May 31, 2014 was 26.3%. The calculation of the tax rate is based on full-year projected foreign and domestic earnings and on specific items for which tax effects are booked discretely within the interim period. As such, the tax rate can fluctuate significantly from quarter-to-quarter depending on the projected annual mix of foreign and domestic earnings and on the magnitude of the discrete items. The tax rate of 5.2% for the three months ended May 31, 2013 was greatly affected by such a discrete item, the impairment of nondeductible goodwill; without it, last year’s rate would have been 33.8%. The annual tax rate for 2014 is projected to be approximately 29%.

The earnings attributable to Greenbrier-Gimsa, a partnership in which we are a 50% partner, can cause a significant reduction of the tax rate when those earnings are significant. This has been the case for 2014. The reduction in tax rate can occur because the Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates includes 100% of Greenbrier-Gimsa’s pre-tax earnings, whereas the Income tax expense includes only our 50% share of the tax on those earnings. Earnings and taxes are presented this way because Greenbrier-Gimsa is a non-taxpaying domestic partnership for which taxes are payable by the partners rather than the partnership. Net earnings attributable to noncontrolling interest includes our partner’s 50% share of Greenbrier-Gimsa’s pre-tax earnings.

The tax rates both this year and last year would have been approximately 33% to 35% had Greenbrier-Gimsa not been a partnership and had nondeductible goodwill not been impaired last year.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $12.5 million for the three months ended May 31, 2014 compared to $0.4 million in the prior comparable period. These amounts primarily represent our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The change from prior year is primarily a result of operating at higher production rates, improved manufacturing efficiencies and lower intercompany activity in the current year.

THE GREENBRIER COMPANIES, INC.

Nine Months Ended May 31, 2014 Compared to Nine Months Ended May 31, 2013

Overview

Total revenue for the nine months ended May 31, 2014 was $1.6 billion, an increase of $0.3 billion from revenues of $1.3 billion in the prior comparable period. The increase was primarily the result of higher revenues in the manufacturing segment of our business. Manufacturing segment revenues increased $269 million which was primarily attributed to a higher volume of deliveries as compared to the prior comparable period.

Net earnings attributable to Greenbrier for the nine months ended May 31, 2014 were $64.6 million or $2.01 per diluted common share compared to Net loss attributable to Greenbrier of $31.8 million or $1.20 per diluted common share for the nine months ended May 31, 2013. The increase in earnings was primarily attributed to an increase in manufacturing gross margin and a non-cash goodwill impairment charge of $71.8 million, net of tax, in the prior year.

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

	Nine Months Ended May 31,
(In thousands)	2014	2013
Revenue:
Manufacturing	$1,132,811	$864,006
Wheels, Repair & Parts	390,604	355,219
Leasing & Services	62,441	52,978

	1,585,856	1,272,203
Margin:
Manufacturing	162,970	89,504
Wheels, Repair & Parts	24,864	30,133
Leasing & Services	28,351	26,436

	216,185	146,073
Operating profit:
Manufacturing	129,542	58,595
Wheels, Repair & Parts (1)	8,724	(60,858)
Leasing & Services	32,888	27,164
Corporate	(30,792)	(22,477)

Earnings from operations	140,362	2,424
Interest and foreign exchange	14,280	18,127

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	126,082	(15,703)

Income tax expense	(36,708)	(12,905)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	89,374	(28,608)
Earnings (loss) from unconsolidated affiliates	272	(63)

Net earnings (loss)	89,646	(28,671)
Net earnings attributable to noncontrolling interest	(25,083)	(3,093)

Net earnings (loss) attributable to Greenbrier	$64,563	$(31,764)

Diluted earnings (loss) per common share	$2.01	$(1.20)

(1)	The nine months ended May 31, 2013 for Wheels, Repair & Parts includes a pre-tax non-cash impairment charge of $76.9 million.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

Manufacturing revenue for the nine months ended May 31, 2014 was $1.133 billion compared to $864.0 million in the comparable period of the prior year, an increase of $269 million. The increase in revenue was primarily attributed to a higher volume of deliveries. Railcar unit deliveries, which are the primary source of manufacturing revenue, were approximately 11,400 units in the current period compared to approximately 8,100 units in the prior comparable period.

Manufacturing margin as a percentage of revenue for the nine months ended May 31, 2014 was 14.4% compared to a margin of 10.4% for the nine months ended May 31, 2013. The increase in margin as a percentage of revenue was primarily attributed to a favorable change in product mix, higher volumes of syndication of new railcars with leases attached and improved production efficiencies and overhead absorption.

Manufacturing operating profit was $129.5 million and 11.4% of revenue for the nine months ended May 31, 2014 compared to $58.6 million and 6.8% for the nine months ended May 31, 2013. The increase in operating profit as compared to the prior comparable period was primarily attributed to higher margins.

Wheels, Repair & Parts Segment

Wheels, Repair & Parts revenue was $390.6 million for the nine months ended May 31, 2014 compared to $355.2 million in the comparable period of the prior year. The increase of $35.4 million was primarily attributed to an increase in wheel set, component and parts volumes as a result of increased demand. In addition, there was a change in wheel set and component product mix, resulting in a higher average selling price. These were partially offset by a decrease in repair revenue primarily due to the closure of facilities as part of our previously disclosed restructuring plan to sell or close certain Wheels, Repair & Parts facilities to enhance margins and improve capital efficiency.

Wheels, Repair & Parts margin as a percentage of revenue was 6.4% for the nine months ended May 31, 2014 compared to 8.5% for the nine months ended May 31, 2013. The decrease in margin as a percentage of revenue was primarily the result of operating inefficiencies at certain of our repair facilities, a less favorable parts product mix and a change in wheel product mix.

Wheels, Repair & Parts operating profit was $8.7 million and 2.2% of revenue for the nine months ended May 31, 2014 compared to an operating loss of $60.9 million for the nine months ended May 31, 2013. The increase in operating profit as compared to the prior comparable period was primarily attributed to a pre-tax non-cash goodwill impairment charge of $76.9 million in the prior year.

Leasing & Services Segment

Leasing & Services revenue was $62.4 million for the nine months ended May 31, 2014 compared to $53.0 million in the comparable period of the prior year. The increase of $9.4 million was primarily a result of a syndication of railcars purchased from a third party. These railcars were not manufactured by the company, but rather purchased from a third party with a lease attached, with the intent to sell them. The gross proceeds from the sale of these railcars with leases attached were recorded as revenue and the cost of purchasing these railcars from a third party were recorded in cost of sales. The increase in revenue as compared to the prior year was also a result of higher average volumes of rent-producing leased railcars for syndication and an increase in management services revenue due to the addition of new management service agreements. These were partially offset by a decline in leasing revenue resulting from a smaller owned lease fleet as compared to the prior year.

Leasing & Services margin as a percentage of revenue was 45.4% for the nine months ended May 31, 2014 compared to 49.9% for the nine months ended May 31, 2013. The decrease in gross margin as a percentage of revenue compared to the prior comparable period was primarily due to a syndication of railcars purchased from a third party and the reduction in the maintenance accrual on terminated maintenance management agreements during the prior year. These were partially offset by higher average volumes of rent-producing leased railcars for syndication as compared to the prior year.

THE GREENBRIER COMPANIES, INC.

Leasing & Services operating profit was $32.9 million and 52.7% of revenue for the nine months ended May 31, 2014 compared to $27.2 million and 51.3% for the nine months ended May 31, 2013. The increase in operating profit as compared to the prior comparable period was primarily attributed to an increase in Net gain on disposition of equipment and an increase in gross margin.

Selling and Administrative Expense

Selling and administrative expense was $89.0 million or 5.6% of revenue for the nine months ended May 31, 2014 compared to $76.4 million or 6.0% of revenue for the prior comparable period. The change for the nine months ended May 31, 2014 compared to the prior comparable period was primarily attributed to an increase in employee related costs, including incentive compensation, associated with increased levels of activity and profitability. The increase was also attributed to an increase in legal and consulting costs associated with the potential formation of our new joint venture and union defense.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $14.7 million for the nine months ended May 31, 2014, compared to $9.6 million for the prior comparable period. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and manage risk and liquidity.

The current year’s gain included $14.3 million that was realized on the disposition of leased assets and $0.4 million on the disposition of equipment related to our restructuring plan to sell or close certain Wheels, Repair & Parts facilities to enhance margins and improve capital efficiency. The prior year’s gain included $10.3 million in gains realized on the disposition of leased assets, a $0.6 million other gain and a $1.3 million loss related to the sale of certain assets from our roller bearing operation in Elizabethtown, Kentucky.

Restructuring Charges

During the fourth quarter of 2013, we implemented a restructuring plan to sell or close certain Wheels, Repair & Parts facilities to enhance margins and improve capital efficiency. Restructuring charges related to this plan totaled $1.5 million for the nine months ended May 31, 2014 and consisted of employee related termination costs and other expenses.

Other Costs

Interest and foreign exchange expense was comprised of the following:

	Nine Months Ended May 31,		Increase (Decrease)
(In thousands)	2014	2013
Interest and foreign exchange:
Interest and other expense	$13,522	$14,479	$(957)
Accretion of convertible debt discount	—	2,455	(2,455)
Foreign exchange loss	758	1,193	(435)

	$14,280	$18,127	$(3,847)

The decrease in interest and foreign exchange expense as compared to the prior comparable period was primarily attributed to lower interest expense on lower levels of borrowing and the convertible note debt discount being fully amortized in the prior year.

THE GREENBRIER COMPANIES, INC.

Income Tax

Our tax rate for the nine months ended May 31, 2014 was 29.1%. The calculation of the tax rate is based on full-year projected foreign and domestic earnings and on specific items for which tax effects are booked discretely within the interim period. As such, the tax rate can fluctuate significantly from quarter-to-quarter depending on the projected annual mix of foreign and domestic earnings and on the magnitude of the discrete items. The tax rate of 82.8% for the nine months ended May 31, 2013 was greatly affected by such a discrete item, the impairment of nondeductible goodwill; without it, last year’s rate would have been 33.8%. The annual tax rate for 2014 is projected to be approximately 29%.

The earnings attributable to Greenbrier-Gimsa, a partnership in which we are a 50% partner, can cause a significant reduction of the tax rate when those earnings are significant. This has been the case for 2014. The reduction in tax rates can occur because the Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates includes 100% of Greenbrier-Gimsa’s pre-tax earnings, whereas the income tax expense includes only our 50% share of the tax on those earnings. Earnings and taxes are presented this way because Greenbrier-Gimsa is a non-taxpaying domestic partnership for which taxes are payable by the partners rather than the partnership. Earnings attributable to noncontrolling interest includes our partner’s 50% share of Greenbrier-Gimsa’s pre-tax earnings.

The tax rates both this year and last year would have been approximately 33% to 35% had Greenbrier-Gimsa not been a partnership and had nondeductible goodwill not been impaired last year.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $25.1 million for the nine months ended May 31, 2014 compared to $3.1 million in the prior comparable period. These amounts primarily represent our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The change from prior year is primarily a result of operating at higher production rates, improved manufacturing efficiencies and lower intercompany activity in the current year.

THE GREENBRIER COMPANIES, INC.

Liquidity and Capital Resources

	Nine Months Ended May 31,
(In thousands)	2014	2013
Net cash provided by operating activities	$81,740	$19,237
Net cash provided by (used in) investing activities	3,079	(17,293)
Net cash provided by (used in) financing activities	13,796	(22,303)
Effect of exchange rate changes	2,442	(1,606)

Net increase in cash and cash equivalents	$101,057	$(21,965)

We have been financed through cash generated from operations and borrowings. At May 31, 2014, cash and cash equivalents were $198.5 million, an increase of $101.1 million from $97.4 million at August 31, 2013.

Cash provided by operating activities was $81.7 million for the nine months ended May 31, 2014 compared to $19.2 million for the nine months ended May 31, 2013. The change from the prior year was primarily due to a change in the timing of working capital needs and timing of sales of leased railcars for syndication as well as billings in excess of costs, which are recorded in deferred revenue, for our marine barges recorded under the percentage of completion method.

Cash provided by or used in investing activities primarily related to capital expenditures net of proceeds from the sale of assets. Cash provided by investing activities for the nine months ended May 31, 2014 was $3.1 million compared to cash used in investing activities of $17.3 million for the nine months ended May 31, 2013.

Capital expenditures totaled $34.5 million and $49.7 million for the nine months ended May 31, 2014 and 2013. Proceeds from the sale of assets, which primarily related to sales of railcars from our lease fleet within Leasing & Services, were approximately $39.5 million and $36.5 million for the nine months ended May 31, 2014 and 2013.

Approximately $4.0 million and $15.6 million of capital expenditures for the nine months ended May 31, 2014 and 2013 were attributable to Leasing & Services operations. Leasing & Services capital expenditures for 2014 are expected to be approximately $10.0 million. Proceeds from sales of leased railcar equipment are expected to be approximately $50.0 million for 2014. We regularly sell assets from our lease fleet.

Approximately $24.7 million and $28.2 million of capital expenditures for the nine months ended May 31, 2014 and 2013 were attributable to Manufacturing operations. Capital expenditures for Manufacturing are expected to be approximately $70.0 million in 2014 and primarily relate to enhancements to our manufacturing facilities and replacement of certain leased manufacturing capacity in Mexico with an alternative site and expansion of capacity, particularly for tank car production, at our other manufacturing facilities in Mexico.

Wheels, Repair & Parts capital expenditures for the nine months ended May 31, 2014 and 2013 were $5.8 million and $5.9 million and are expected to be approximately $10.0 million in 2014 for maintenance and improvement of existing facilities.

Cash provided by financing activities was $13.8 million for the nine months ended May 31, 2014 compared to cash used in financing activities $22.3 million for the nine months ended May 31, 2013. Cash provided by and used in financing activities primarily related to proceeds from debt, net of repayments, and repurchase of stock.

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

THE GREENBRIER COMPANIES, INC.

In July 2014, the Board of Directors authorized the reinstatement of our company’s dividend program. A quarterly dividend of $0.15 per share was declared on July 1, 2014.

In October 2013, the Board of Directors authorized the Company to repurchase up to $50 million of our common stock. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The share repurchase program does not obligate us to acquire any specific number of shares in any period. The share repurchase program expires April 30, 2015, but may be modified, suspended or discontinued at any time without prior notice. During the three and nine months ended May 31, 2014, we repurchased a total of 352,000 shares and 641,327 shares for approximately $16.0 million and $26.3 million.

Senior secured credit facilities, consisting of three components, aggregated to $360.0 million as of May 31, 2014. We had an aggregate of $331.5 million available to draw down under the committed credit facilities as of May 31, 2014. This amount consists of $279.6 million available on the North American credit facility, $20.0 million on the European credit facilities and $31.9 million on the Mexican joint venture credit facilities as of May 31, 2014.

As of May 31, 2014 a $290.0 million revolving line of credit secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, maturing June 2016, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 2.25% or Prime plus 1.25% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of May 31, 2014, lines of credit totaling $20.0 million secured by certain of our European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.5%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from December 2014 through June 2015.

As of May 31, 2014 our Mexican joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $20.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture will be able to draw amounts available under this facility through January 2015. The second line of credit provides up to $30.0 million and is fully guaranteed by each of the joint venture partners, including our Company. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through January 2015.

As of May 31, 2014 outstanding borrowings under the senior secured credit facilities consisted of $6.9 million in letters of credit under the North American credit facility and $18.1 million outstanding under the Mexican joint venture credit facilities.

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

As of May 31, 2014, the Mexican joint venture had $19.8 million of third party debt, of which we have guaranteed approximately $15.9 million.

In accordance with customary business practices in Europe, we have $4.0 million in bank and third party warranty and performance guarantee facilities as of May 31, 2014. To date no amounts have been drawn under these guarantee facilities.

We expect existing funds and cash generated from operations, together with proceeds from financing activities including borrowings under existing credit facilities and long-term financings, to be sufficient to fund dividends, working capital needs, planned capital expenditures and expected debt repayments during the next twelve months.

Off Balance Sheet Arrangements

We do not currently have off balance sheet arrangements that have or are likely to have a material current or future effect on our Consolidated Financial Statements.

THE GREENBRIER COMPANIES, INC.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have operations in Mexico and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At May 31, 2014, $66.0 million of forecast sales in Europe were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At May 31, 2014, net assets of foreign subsidiaries aggregated $62.3 million and a 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in equity of $6.2 million, or 1.3% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $100.0 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At May 31, 2014, 74% of our outstanding debt had fixed rates and 26% had variable rates. At May 31, 2014, a uniform 10% increase in variable interest rates would result in approximately $0.2 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE GREENBRIER COMPANIES, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 14 to Consolidated Financial Statements, Part I of this quarterly report.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended August 31, 2013, as updated by the risk factors included in our Quarterly Reports on Form 10-Q for the periods ended November 30, 2013 and February 28, 2014. Other than the risk factors below, there have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended August 31, 2013, as updated by the risk factors included in our Quarterly Reports on Form 10-Q for the periods ended November 30, 2013 and February 28, 2014.

Our relationships with our joint venture and alliance partners could be unsuccessful, which could adversely affect our business.

We have entered into several joint venture agreements and other alliances with other companies to increase our sourcing alternatives, reduce costs, and to produce new railcars for the North American marketplace. We may seek to expand our relationships or enter into new agreements with other companies, including with respect to railcar repair, refurbishment and maintenance. If our joint venture or alliance partners are unable to fulfill their contractual obligations or if these relationships are otherwise not successful in the future, our manufacturing and other costs could increase, we could encounter production disruptions, growth opportunities could fail to materialize, or we could be required to fund such joint venture or alliances in amounts significantly greater than initially anticipated, any of which could adversely affect our business.

We could have difficulty integrating the operations of any companies that we acquire or joint ventures we enter into, which could adversely affect our results of operations.

The success of our acquisition and joint venture strategy depends upon our ability to successfully complete acquisitions, to enter into joint ventures and integrate any businesses that are contributed into joint ventures or that we acquire into our existing business. The integration of business operations into a joint venture or of acquired business operations could disrupt our business by causing unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business. The difficulties of integration could be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures and technologies. In addition, we could be unable to retain key employees or customers of the joint venture or combined businesses. We could face integration issues pertaining to the internal controls and operational functions of the joint venture or acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates and joint ventures. Any of these items could adversely affect our results of operations.

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

Shares repurchased under the Company’s share repurchase program during the three months ended May 31, 2014 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2014 - March 31, 2014	231,000	$45.67	231,000	$29,178,179
April 1, 2014 - April 30, 2014	121,000	$45.22	121,000	$23,706,605
May 1, 2014 - May 31, 2014	—	—	—	$23,706,605

	352,000		352,000

THE GREENBRIER COMPANIES, INC.

Item 6. Exhibits

(a)	List of Exhibits:

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Equity (v) the Consolidated Statements of Cash Flows; (vi) the Notes to Condensed Consolidated Financial Statements.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: July 2, 2014	By:	/s/ Mark J. Rittenbaum
Mark J. Rittenbaum
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 2, 2014	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)