Form 10-K
period 2014-08-31
GREENBRIER COMPANIES INC
filed 2014-10-30
CIK 923120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  X    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.    Yes          No  X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  X        Accelerated filer             Non-accelerated filer            Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes          No X

Aggregate market value of the Registrant’s Common Stock held by non-affiliates as of February 28, 2014 (based on the closing price of such shares on such date) was $1,065,956,913.

The number of shares outstanding of the Registrant’s Common Stock on October 23, 2014 was 27,375,514, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held on January 7, 2015 are incorporated by reference into Parts II and III of this Report.

THE GREENBRIER COMPANIES, INC.

FORM 10-K

The Greenbrier Companies 2014 Annual Report

Forward-Looking Statements

From time to time, The Greenbrier Companies, Inc. and its subsidiaries (“Greenbrier” or the “Company”) or their representatives have made or may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission, including this filing on Form 10-K and in the Company’s President’s letter to stockholders that is typically distributed to the stockholders in conjunction with this Form 10-K and the Company’s Proxy Statement. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

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

•	interruption of our manufacturing operations as a result of lease termination or expiration;
•	ability to renew or replace expiring customer contracts on satisfactory terms;
•	ability to obtain and execute suitable contracts for leased railcars for syndication;
•	lower than anticipated lease renewal rates, earnings on utilization based leases or residual values for leased equipment;
•	discovery of defects in railcars or services resulting in increased warranty costs or litigation;

The Greenbrier Companies 2014 Annual Report	1

•	physical damage, business interruption or product or service liability claims that exceed our insurance coverage;
•	commencement of and ultimate resolution or outcome of pending or future litigation and investigations;
•	natural disasters or severe weather patterns that may affect either us, our suppliers or our customers;
•	loss of business from, or a decline in the financial condition of, any of the principal customers that represent a significant portion of our total revenues;
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

•	credit limitations upon our ability to maintain effective hedging programs;
•	financial impacts from currency fluctuations and currency hedging activities in our worldwide operations;
•	changes in legislation and increased costs related to health care; and
•	misconduct by employees, including the outcome of the internal investigation into allegations raised by whistleblower complaints concerning a senior employee at our Concarril facility.

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

2	The Greenbrier Companies 2014 Annual Report

PART I

Item 1.	BUSINESS

Introduction

We are one of the leading designers, manufacturers and marketers of railroad freight car equipment in North America and Europe, a manufacturer and marketer of marine barges in North America and a leading provider of wheel services, parts, leasing and other services to the railroad and related transportation industries in North America. In addition, we provide railcar repair, refurbishment and retrofitting services in North America through a joint venture partnership.

We operate an integrated business model in North America that combines freight car manufacturing, wheel services, repair, refurbishment, retrofitting, component parts reconditioning, leasing and fleet management services. Our model is designed to provide customers with a comprehensive set of freight car solutions utilizing our substantial engineering, mechanical and technical capabilities as well as our experienced commercial personnel. This model allows us to develop cross-selling opportunities and synergies among our various business segments and to enhance our margins. We believe our integrated model is difficult to duplicate and provides greater value for our customers.

Through July 18, 2014, we operated in three reportable segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. On July 18, 2014, we and Watco Companies, LLC (“Watco”), our joint venture partner, contributed our respective repair, refurbishment and retrofitting operations to GBW Railcar Services LLC (“GBW”), an unconsolidated 50/50 joint venture which became our fourth reportable segment (GBW Joint Venture) upon formation. Financial information about our business segments as well as geographic information for the years ended August 31, 2014, 2013 and 2012 is located in Note 19 Segment Information to our Consolidated Financial Statements. The Wheels, Repair & Parts segment included the results of operations for our railcar repair, refurbishment and retrofitting operations through July 18, 2014. After July 18, 2014, the results of operations are included as part of Earnings (loss) from unconsolidated affiliates as we account for our interest in GBW under the equity method of accounting.

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

Intermodal Railcars - We manufacture a comprehensive range of intermodal railcars. Our most important intermodal product is our articulated double-stack railcar. The double-stack railcar is designed to transport containers stacked two-high on a single platform. An articulated double-stack railcar is composed of up to five platforms, each of which is linked by a common set of wheels and axles. Our comprehensive line of articulated and non-articulated double-stack intermodal railcars offers varying load capacities and configurations. The double-stack railcar provides significant operating and capital savings over other types of intermodal railcars.

The Greenbrier Companies 2014 Annual Report	3

Tank Cars - We produce a variety of tank cars, including both general and certain pressurized tank cars, which are designed for the transportation of products such as crude oil, ethanol, liquefied petroleum gas, caustic soda, urea ammonium nitrate, vegetable oils, bio-diesel and various other products for the North American market. We continue to expand our product lines and production rates.

Automotive - We manufacture a full line of railcar equipment specifically designed for the transportation of automotive products. Our automotive offerings include our proprietary Auto-Max railcar, Multi-Max auto rack and flat cars for automotive transportation.

Conventional Railcars - We produce a wide range of boxcars, which are used in the transport of forest products, perishables, general merchandise and commodities. We also produce a variety of covered hopper cars for the grain, fertilizer, sand, cement and petrochemical industries as well as gondolas for the steel and metals markets and various other conventional railcar types. Our flat car products include center partition cars for the forest products industry, bulkhead flat cars and solid waste service flat cars.

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

Marine Vessel Fabrication - Our Portland, Oregon manufacturing facility, located on a deep-water port on the Willamette River, includes marine vessel fabrication capabilities. The marine facilities also increase utilization of steel plate burning and fabrication capacity providing flexibility for railcar production. United States (U.S.) coastwise law, commonly referred to as the Jones Act, requires all commercial vessels transporting merchandise between ports in the U.S. to be built, owned, operated and manned by U.S. citizens and to be registered under the U.S. flag. We manufacture a broad range of Jones Act ocean-going and river barges for transporting merchandise between ports within the U.S. including conventional deck barges, double-hull tank barges, railcar/deck barges, barges for aggregates and other heavy industrial products and dump barges. Our primary focus is on the larger ocean-going vessels although the facility has the capability to compete in other marine-related products.

Wheels, Repair & Parts

Wheel Services and Component Parts Manufacturing - We operate a large wheel services and component parts network in North America. Our wheel shops, operating in nine locations, provide complete wheel services including reconditioning of wheels and axles in addition to new axle machining and finishing and axle downsizing. Our component parts facilities, operating in four locations, recondition and manufacture railcar cushioning units, couplers, yokes, side frames, bolsters and various other parts. We also produce roofs, doors and associated parts for boxcars.

Railcar Repair, Refurbishment and Retrofitting - Prior to the formation of GBW on July 28, 2014, we operated 23 railcar repair, refurbishment and retrofitting shops, and the results of these operations were included in our Wheels, Repair & Parts segment. On July 18, 2014, we and Watco, our joint venture partner, contributed our railcar repair, refurbishment and retrofitting operations to GBW, an unconsolidated 50/50 joint venture which became our fourth reportable segment (GBW Joint Venture) upon formation. The results of the GBW Joint Venture’s operations are included as part of Earnings (loss) from unconsolidated affiliates as we account for our interest in GBW under the equity method of accounting. This joint venture operates the largest independent railcar repair shop network in North America consisting of 39 railcar repair, refurbishment, retrofitting and maintenance shops including 14 tank car repair shops certified by the Association of American Railroads (“AAR”) and one location operated exclusively by our company for GBW. This network of railcar repair, refurbishment, retrofitting and maintenance shops performs heavy railcar repair and refurbishment, as well as routine railcar maintenance. GBW is actively engaged in the repair, refurbishment and retrofitting of railcars for third parties, as well as for our leased and managed fleet.

4	The Greenbrier Companies 2014 Annual Report

Leasing & Services

Leasing - Our relationships with financial institutions, combined with our ownership of a lease fleet of approximately 8,600 railcars, enables us to offer flexible financing programs including operating leases and “by the mile” leases to our customers. As an equipment owner, we participate principally in the operating lease segment of the market. The majority of our leases are “full service” leases whereby we are responsible for maintenance and administration. Maintenance of the fleet is provided, in part, through our GBW joint venture. Assets from our owned lease fleet are periodically sold to take advantage of market conditions, manage risk and maintain liquidity.

Management Services - Our management services business offers a broad array of software and services that include railcar maintenance management, railcar accounting services (such as billing and revenue collection, car hire receivable and payable administration), total fleet management (including railcar tracking using proprietary software), administration and railcar remarketing. Frequently, we originate leases of railcars, which are either newly built or refurbished by us, with railroads or shippers, and sell the railcars and attached leases to financial institutions and subsequently provide management services under multi-year agreements. We currently own or provide management services for a fleet of approximately 246,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America.

	Fleet Profile (1) As of August 31, 2014
	Owned Units(2)	Managed Units	Total Units
Customer Profile:
Leasing Companies	228	109,488	109,716
Class I Railroads	2,912	94,225	97,137
Shipping Companies	3,972	21,652	25,624
Non-Class I Railroads	834	12,387	13,221
En route to Customer Location	454	97	551
Off-lease	150	–	150

Total Units	8,550	237,849	246,399

(1)	Each platform of a railcar is treated as a separate unit.
(2)	Percent of owned units on lease is 98.2% with an average remaining lease term of 2.1 years. The average age of owned units is 15 years.

Backlog

Multi-year supply agreements are a part of rail industry practice. The following table depicts our reported third party railcar backlog in number of railcars and estimated future revenue value attributable to such backlog, at the dates shown:

	August 31,
	2014	2013	2012
New railcar backlog units (1)	31,500	14,400	10,700
Estimated future revenue value (in millions) (2)	$3,330	$1,520	$1,200
(1)	Each platform of a railcar is treated as a separate unit.
(2)	Subject to change based on finalization of product mix.

Based on current production plans, at least 17,000 units in the August 31, 2014 backlog are scheduled for delivery in 2015. The balance of the production is scheduled for delivery into 2018. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog. Subsequent to year end we received new railcar orders for 11,400 units valued at nearly $1 billion. The new orders referenced are subject to customary documentation and completion of terms.

The Greenbrier Companies 2014 Annual Report	5

Marine backlog as of August 31, 2014 was approximately $112 million compared to $10 million as of August 31, 2013.

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

In 2014, revenue from two customers, CIT Company (CIT) and TTX Company (TTX), accounted for approximately 41% of total revenue, 21% of Wheels, Repair & Parts revenue and 49% of Manufacturing revenue. No other customers accounted for greater than 10% of total revenue.

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

Certain materials and components are periodically in short supply which could potentially impact production at our new railcar and refurbishment facilities. In an effort to mitigate shortages and reduce supply chain costs, we have entered into strategic alliances and multi-year arrangements for the global sourcing of certain materials and components, we operate a replacement parts business and we continue to pursue strategic opportunities to protect and enhance our supply chain. We periodically make advance purchases to avoid possible shortages of material due to capacity limitations of component suppliers and possible price increases.

In 2014, the top ten suppliers for all inventory purchases accounted for approximately 45% of total purchases. Amsted Rail Company, Inc. accounted for 19% of total inventory purchases in 2014. No other suppliers accounted for more than 10% of total inventory purchases. The Company believes it maintains good relationships with its suppliers.

Competition

There are currently six major railcar manufacturers competing in North America. In addition, a number of small manufacturers have recently entered the market. We compete on the basis of quality, price, reliability of delivery, product design and innovation, reputation and customer service and support.

Competition in the marine industry is dependent on the type of product produced. There are two principal competitors, located in the Gulf States, which build product types similar to ours. We compete on the basis of experienced labor, launch ways capacity, quality, price and reliability of delivery.

We believe that we are among the top three European railcar manufacturers, which maintain a combined market share of approximately 80%. European freight car manufacturers are largely located in central and eastern Europe where labor rates are lower and work rules are more flexible.

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

6	The Greenbrier Companies 2014 Annual Report

There are at least twenty institutions that provide railcar leasing and services similar to ours. Many of them are also customers that buy new railcars from our manufacturing facilities and used railcars from our lease fleet, as well as utilize our management services. Many of these institutions may have greater resources than we do on our own balance sheet. We compete primarily on the basis of quality, price, delivery, reputation, service offerings and deal structuring and syndication ability. We believe our strong servicing capability and our ability to sell railcars with a lease attached (syndicate railcars), integrated with our manufacturing, repair shops, railcar specialization and expertise in particular lease structures provide a strong competitive position.

Marketing and Product Development

In North America, we use an integrated marketing and sales effort to coordinate relationships in our various segments. We provide our customers with a diverse range of equipment and financing alternatives designed to satisfy each customer’s unique needs, whether the customer is buying new equipment, refurbishing existing equipment or seeking to outsource the maintenance or management of equipment. These custom programs may involve a combination of railcar products, leasing, refurbishing and remarketing services. In addition, we provide customized maintenance management, equipment management, accounting services and proprietary software solutions.

In Europe, we maintain relationships with customers through a network of country-specific sales representatives. Our engineering and technical staff works closely with their customer counterparts on the design and certification of railcars. Many European railroads are state-owned and are subject to European Union regulations covering the tender of government contracts.

Through our customer relationships, insights are derived into the potential need for new products and services. Marketing and engineering personnel collaborate to evaluate opportunities and identify and develop new products. For example, we continue to expand our tank car, automotive and covered hopper product offerings in North America. Research and development costs incurred during the years ended August 31, 2014, 2013 and 2012 were $3.6 million, $2.0 million and $2.0 million.

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

Our Portland, Oregon manufacturing facility is located adjacent to the Willamette River. We have entered into a Voluntary Clean-up Agreement with the Oregon Department of Environmental Quality (“DEQ”) in which we agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. We are also conducting groundwater remediation relating to a historical spill on the property that preceded our ownership.

Portland Harbor Site

In December 2000, the U.S. Environmental Protection Agency (“EPA”) classified portions of the Willamette River bed known as the Portland Harbor, including the portion fronting our manufacturing facility, as a federal

The Greenbrier Companies 2014 Annual Report	7

“National Priority List” or “Superfund” site due to sediment contamination (the “Portland Harbor Site”). We, along with more than 140 other parties, have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised us that we may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including us (the “Lower Willamette Group” or “LWG”), have signed an Administrative Order on Consent (“AOC”) to perform a remedial investigation/feasibility study (“RI/FS”) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The EPA-mandated RI/FS is being conducted by the LWG and has cost over $110 million during a 14-year period. We have agreed to initially bear a percentage of the total costs incurred by the LWG in connection with the investigation. Our aggregate expenditure has not been material during the 14-year period. Some or all of any such outlay may be recoverable from other responsible parties. EPA expects the investigation to continue until 2017.

Eighty-three parties, including the State of Oregon and the federal government, have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately 110 additional parties have signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc.et al, US District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has now been stayed by the court, pending completion of the RI/FS. Although, as described below, the draft feasibility study has been submitted, the RI/FS will not be complete until the EPA approves it, which is not likely to occur until at least 2016.

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

The draft feasibility study does not address responsibility for the costs of clean-up or allocate such costs among the potentially responsible parties, or define precise boundaries for the cleanup. Responsibility for funding and implementing the EPA’s selected cleanup will be determined after the issuance of the Record of Decision, currently scheduled by EPA for 2017. Based on the investigation to date, we believe that we did not contribute in any material way to contamination in the river sediments or the damage of natural resources in the Portland Harbor Site and that the damage in the area of the Portland Harbor Site adjacent to our property precedes our ownership of the Portland, Oregon manufacturing facility. Because these environmental investigations are still underway, sufficient information is currently not available to determine our liability, if any, for the cost of any required remediation or restoration of the Portland Harbor Site or to estimate a range of potential loss. Based on the results of the pending investigations and future assessments of natural resource damages, we may be required to incur costs associated with additional phases of investigation or remedial action, and may be liable for damages to natural resources. In addition, we may be required to perform periodic maintenance dredging in order to continue to launch vessels from our launch ways in Portland, Oregon, on the Willamette River, and the river’s classification as a Superfund site could result in some limitations on future dredging and launch activities. Any of these matters could adversely affect our business and Consolidated Financial Statements, or the value of our Portland property.

We have also signed an Order on Consent with DEQ to finalize the investigation of potential onsite sources of contamination that may have a release pathway to the Willamette River. Interim precautionary measures are also required in the order and we are currently discussing with the DEQ potential remedial actions which may be required. Our aggregate expenditure has not been material during the 14-year period, however we could incur significant expenses for remediation. Some or all of any such outlay may be recoverable from other responsible parties.

8	The Greenbrier Companies 2014 Annual Report

Regulation

The Federal Railroad Administration in the U.S. and Transport Canada in Canada administer and enforce laws and regulations relating to railroad safety. These regulations govern equipment and safety appliance standards for freight cars and other rail equipment used in interstate commerce. The AAR promulgates a wide variety of rules and regulations governing the safety and design of equipment, relationships among railroads and other railcar owners with respect to railcars in interchange, and other matters. The AAR also certifies railcar builders and component manufacturers that provide equipment for use on North American railroads. These regulations require us to maintain our certifications with the AAR as a railcar builder and component manufacturer, and products sold and leased by us in North America must meet AAR, Transport Canada, and Federal Railroad Administration standards.

The primary regulatory and industry authorities involved in the regulation of the ocean-going barge industry are the U.S. Coast Guard, the Maritime Administration of the U.S. Department of Transportation, and private industry organizations such as the American Bureau of Shipping.

The regulatory environment in Europe consists of a combination of European Union (“EU”) regulations and country specific regulations, including a harmonized set of Technical Standards for Interoperability of freight wagons throughout the EU.

U.S., Canadian and railroad industry regulatory authorities are considering various proposals that mandate enhanced safety features for newly manufactured tank cars, and may also require a range of safety retrofitting to be performed on existing tank cars, in certain hazardous materials service. In addition, these authorities are considering stricter operating regulations for trains hauling tank cars that contain certain hazardous materials. We are unable to predict what regulatory changes may be made, how these changes will be implemented or over what time period any changes may become effective.

Employees

As of August 31, 2014, we had 9,244 full-time employees, consisting of 7,251 employees in Manufacturing, 594 in Wheels, Repair & Parts, 182 employees in Leasing & Services and corporate and 1,217 employees who were seconded to our GBW joint venture and who are expected to become employees of the joint venture on January 1, 2015. At our Wheels, Repair & Parts locations, 44 employees are represented by unions and in Manufacturing, 4,065 employees are represented by unions. In addition to our own employees, as of August 31, 2014, 635 union employees worked at our Sahagun, Mexico railcar manufacturing facility under our services agreement with Bombardier Transportation, Inc. This service agreement will expire November 30, 2014. We believe that our relations with our employees are generally good.

Additional Information

We are a reporting company and file annual, quarterly, current and special reports, proxy statements and other information with the Securities and Exchange Committee (“SEC”). Through a link on the Investor Relations section of our website, http://www.gbrx.com, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K; Quarterly Reports on Form 10-Q; Current Reports on Form 8-K; and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available free of charge. Copies of our Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter and the Company’s Corporate Governance Guidelines are also available on our web site at http://www.gbrx.com. In addition, each of the reports and documents listed above are available free of charge by contacting our Investor Relations Department at The Greenbrier Companies, Inc., One Centerpointe Drive, Suite 200, Lake Oswego, Oregon 97035.

The Greenbrier Companies 2014 Annual Report	9

Item 1A.	RISK FACTORS

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

The credit markets and the financial services industry continue to experience volatility which may result in tighter availability of credit on more restrictive terms and limit our ability to sell railcar assets. Our liquidity, financial condition and results of operations could be negatively impacted if our ability to borrow money to finance operations, obtain credit from trade creditors, offer leasing products to our customers or sell railcar assets were to be impaired. In addition, scarcity of capital could also adversely affect our customers’ ability to purchase or pay for products from us or our suppliers’ ability to provide us with product, either of which could negatively affect our business and results of operations.

Currently, interest rates remain at historically low levels. Higher interest rates could increase the cost of, or potentially deter, new leasing arrangements with our customers or reduce our ability to syndicate railcars under lease to financial institutions, either of which could materially adversely affect our business, financial condition and results of operations.

Volatility in the global financial markets may adversely affect our business, financial condition and results of operation.

During periods of volatility in the global financial markets, certain of our customers could delay or otherwise reduce their purchases of railcars and other products and services. If volatile conditions in the global credit markets impact our customers’ access to credit, product order volumes may decrease or customers may default on payments owed to us.

Likewise, if our suppliers face challenges obtaining credit, or otherwise operating their businesses, the supply of materials we purchase from them to manufacture our products may be interrupted. Any of these conditions or events could result in reductions in our revenues, increased price competition, or increased operating costs, which could adversely affect our business, financial conditions and results of operations.

10	The Greenbrier Companies 2014 Annual Report

We face aggressive competition by a concentrated group of competitors and a number of factors may influence our performance. If we are unable to compete successfully, our market share, margin and results of operations may be adversely affected.

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

Our actual results may differ significantly from our announced strategic initiatives.

From time to time, we have released, and may continue to release information in our quarterly earnings releases, quarterly earnings conference calls, or otherwise, regarding our anticipated future performance and goals. Our actual results may differ significantly and we may not be successful in achieving the objectives outlined in our announced strategic initiatives. Failure to meet these goals could have a material adverse effect on our trading price or volume of our stock.

A change in our product mix due to shifts in demand could have an adverse effect on our profitability.

We manufacture and, through our GBW joint venture, repair a variety of railcars. The demand for specific types of these railcars and mix of refurbishment work varies from time to time. These shifts in demand could affect our margins and could have an adverse effect on our profitability. Currently a portion of our backlog and railcar demand includes a concentrated product mix of covered hoppers and tank cars used in energy related transportation. A sudden change in these markets could have an adverse effect on our profitability. For example, a change in environmental and governmental regulations, competitive pricing, pipeline capacity, the price of crude oil and related products and other factors could reduce demand for railcars in the energy transportation industry.

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

The Greenbrier Companies 2014 Annual Report	11

our anticipated revenues based on our backlog, and therefore, our backlog is not necessarily indicative of the level of our future revenues.

We rely on limited suppliers for certain components and services needed in our production. If we are not able to procure specialty components or services on commercially reasonable terms or on a timely basis, our business, financial condition and results of operations would be adversely affected.

Our manufacturing operations depend in part on our ability to obtain timely deliveries of materials, components and services in acceptable quantities and quality from our suppliers. In 2014, the top ten suppliers for all inventory purchases accounted for approximately 45% of total purchases. Amsted Rail Company, Inc. accounted for 19% of total inventory purchases in 2014. No other suppliers accounted for more than 10% of total inventory purchases. Certain components of our products, particularly specialized components like castings, bolsters, trucks, wheels and axles, and certain services, such as lining capabilities, are currently available from only a limited number of suppliers. Increases in the number of railcars manufactured have increased the demand for such components and services and strong demand may cause industry-wide shortages if suppliers are in the process of ramping up production or reach capacity production. Our dependence on a limited number of suppliers involves risks, including limited control over pricing, availability and delivery schedules. If any one or more of our suppliers cease to provide us with sufficient quantities of our components or services in a timely manner or on terms acceptable to us, or cease to provide services or manufacture components of acceptable quality, we could incur disruptions or be limited in our production of our products and we could have to seek alternative sources for these components or services. We could also incur delays while we attempt to locate and engage alternative qualified suppliers and we might be unable to engage acceptable alternative suppliers on favorable terms, if at all. In addition, we are increasing the number of components and services we manufacture or provide ourselves, directly or through joint ventures. If we are not successful at manufacturing such components or providing such services or have production problems after transitioning to self-produced supplies, we may not be able to replace such components or services from third party suppliers in a timely manner. Any such disruption in our supply of specialized components and services or increased costs of those components or services could harm our business and adversely affect our results of operations.

U.S., Canadian and railroad industry regulatory authorities are considering various proposals concerning tank railcar manufacturing standards. We cannot predict what regulatory changes may be made in this regard, if any, or when any such regulatory changes may become effective. If adopted, new regulations could materially affect the tank railcar manufacturing process industry-wide, which could negatively affect the potential availability of certain critical components and raw materials including, in particular, steel. If we are unable to source critical components and raw materials like steel in a timely manner and at reasonable cost, we may be unable to manufacture railcars that comply with any new regulations or take advantage of any increase in demand for our products and services as a result of any such new regulations, and our business, financial condition and results of operations could be materially adversely affected.

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

12	The Greenbrier Companies 2014 Annual Report

Train derailments or other accidents or claims could subject us to legal claims and/or result in regulatory changes that adversely impact our business, financial condition and our results of operations.

We provide a number of services which include the manufacture and supply of wheels, components and parts and lease of railcars for our customers that transport a variety of commodities, including tank railcars that transport hazardous materials such as crude oil, ethanol and other products. We could be subject to various legal claims, including claims for negligence, personal injury, physical damage and product or service liability, as well as potential penalties and liability under environmental laws and regulations, in the event of a derailment or other accident involving railcars, including tank railcars. If we become subject to any such claims and are unable successfully to resolve them or have inadequate insurance for such claims, our business, financial condition and results of operations could be materially adversely affected.

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

In addition, U.S., Canadian and railroad industry regulatory authorities are considering various proposals that would restrict or even eliminate the use of DOT 111 cars for the transportation of certain hazardous materials. We have 312 tank railcars in our lease fleet with a net book value of approximately $26.4 million as of August 31, 2014 which could be negatively impacted in the event of regulatory changes and any refurbishment requirements. We are unable to predict what regulatory changes may be made in this regard or even what time period such regulatory changes may become effective.

While certain regulatory changes could result in increased levels of repair or refurbishment work for our GBW Railcar Services joint venture and/or new tank car manufacturing activity, if we are unable to manage to adapt our business successfully to changing regulations, our business and results of operations could be adversely affected. Delays in issuing definitive regulations or other factors which could prolong or exacerbate uncertainty in the marketplace could adversely impact orders for new railcars, including orders currently in our backlog. Any such reduction or delay in orders for new railcars could materially adversely affect our business, financial condition and results of operations.

In addition, certain proposals restrict the operation of trains carrying hazardous materials or reduce train speeds on an already congested rail network. Further congestion on the railroads could lead to reduced velocity. This could also lead to an increase in the cost of rail freight transportation and impact availability making it less competitive compared to alternative modes of freight transportation. It could also lead to reduced demand for our products as railroads limit additional equipment on their lines.

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

The Greenbrier Companies 2014 Annual Report	13

Risks related to our operations outside of the U.S. could adversely affect our operating results.

Our current operations outside of the U.S. and any future expansion of our international operations are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade, financial market or economic changes or instability could limit or curtail our foreign business activities and operations. Some foreign countries in which we operate or may operate have regulatory authorities that regulate railroad safety, railcar design and railcar component part design, performance and manufacturing. If we fail to obtain and maintain certifications of our railcars and railcar parts within the various foreign countries where we operate or may operate, we may be unable to market and sell our railcars in those countries. In addition, unexpected changes in regulatory requirements, tariffs and other trade barriers, more stringent rules relating to labor or the environment, adverse tax consequences, currency and price exchange controls could limit operations and make the manufacture and distribution of our products difficult. The uncertainty of the legal environment or geo-political risks in these and other areas could limit our ability to enforce our rights effectively. Because we have operations outside the U.S., we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws. We operate in parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. The failure to comply with laws governing international business practices may result in substantial penalties and fines. Any international expansion or acquisition that we undertake could amplify these risks related to operating outside of the U.S.

Risks related to potential misconduct by employees may adversely impact us.

We recently received various complaints through our whistleblower hotline concerning alleged misconduct involving a senior employee at our Concarril manufacturing facility in Sahagun, Mexico. While an independent investigation is underway, and in its early stages, we currently believe that the alleged misconduct did not have a material adverse impact on our financial condition or results of operations. However, there can be no assurance that such material adverse impact will not occur, or that we will succeed in preventing misconduct by employees in the future. Any such events in the future may materially and adversely impact us.

If we or our joint ventures fail to complete capital expenditure projects on time and within budget, or if these projects, once completed, fail to operate as anticipated, such failure could adversely affect our business, financial condition and results of operations.

From time-to-time, we, or our joint ventures, undertake strategic capital projects in order to enhance, expand and/or upgrade facilities and operational capabilities. We are currently enhancing our manufacturing facilities in Mexico to both replace and increase our production capacity and become more vertically integrated. Our ability, and our joint ventures’ ability, to complete these projects on time and within budget, and for us to realize the anticipated increased revenues or otherwise realize acceptable returns on these investments or other strategic capital projects that may be undertaken is subject to a number of risks. Many of these risks are beyond our control, including a variety of market, operational, permitting, and labor related factors. In addition, the cost to implement any given strategic capital project ultimately may prove to be greater than originally anticipated. If we, or our joint ventures, are not able to achieve the anticipated results from the implementation of any of these strategic capital projects, or if unanticipated implementation costs are incurred, our business, financial condition and results of operations may be adversely affected.

We operate two manufacturing facilities in Sahagun, Mexico, one of which we own and one which is leased. Our lease of the Sahagun, Mexico manufacturing facility expires in November 2014. We are in the process of replacing this leased capacity with an alternative site in Tlaxcala, Mexico which was purchased during 2014. If we are unable to fully vacate the leased manufacturing facility by the expiration of the lease, we may be subject to penalties for overstaying the lease. In addition, if we are unable to move equipment, startup or produce railcars at our new facility at Tlaxcala on time or on budget this could adversely affect our financial condition and results of operations. Any interruption or decrease in our manufacturing operations or penalties in connection with overstaying our lease could adversely affect our financial condition and results of operations.

14	The Greenbrier Companies 2014 Annual Report

Our relationships with our joint venture and alliance partners could be unsuccessful, which could adversely affect our business.

We have entered into several joint venture agreements and other alliances with other companies to increase our sourcing alternatives, reduce costs, to produce new railcars and repair and retrofit railcars for the North American marketplace. We may seek to expand our relationships or enter into new agreements with other companies. If our joint venture or alliance partners are unable to fulfill their contractual obligations or if these relationships are otherwise not successful in the future, our manufacturing and other costs could increase, we could encounter production disruptions, growth opportunities could fail to materialize, or we could be required to fund such joint venture or alliances in amounts significantly greater than initially anticipated, any of which could adversely affect our business.

If any of our joint ventures generate significant losses, including future potential goodwill impairment charges, it could adversely affect our results of operations. For example, if our joint venture with Watco is unable to operate as anticipated, incurs significant losses or otherwise is unable to honor its obligation to us under the GBW joint venture agreements, our financial results could be materially adversely affected.

Shortages of skilled labor could adversely affect our operations.

We depend on skilled labor in the manufacture of railcars and marine barges, repair, refurbishment, retrofitting and maintenance of railcars and provision of wheel services and supply of parts. Some of our facilities are located in areas where demand for skilled laborers often exceeds supply. Shortages of some types of skilled laborers such as welders and machine operators could restrict our ability to maintain or increase production rates, lead to production inefficiencies and increase our labor costs.

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

We re-lease or sell railcars we own or manage upon the expiration of existing lease terms. The total rental payments we receive under our operating leases do not fully amortize the acquisition costs of the leased equipment, which exposes us to risks associated with remarketing the railcars. Our ability to remarket leased railcars profitably is dependent upon several factors, including, but not limited to, market and industry conditions, cost of and demand for newer models, costs associated with the refurbishment of the railcars and interest rates. Our inability to re-lease or sell leased railcars on favorable terms could result in reduced revenues and margins or net gain on disposition of equipment and decrease our overall returns and affect our ability to syndicate railcars to investors.

The Greenbrier Companies 2014 Annual Report	15

We could have difficulty integrating the operations of any companies that we acquire or joint ventures we enter into, which could adversely affect our results of operations.

The success of our acquisition and joint venture strategy depends upon our ability to successfully complete acquisitions, to enter into joint ventures and integrate any businesses that we acquire into our existing business. The integration of acquired business operations could disrupt our business by causing unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business. The difficulties of integration could be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. Each of these circumstances could be more likely to occur or more severe in consequence in the case of an acquisition or joint venture involving a business that is outside of our core areas of expertise. In addition, we could be unable to retain key employees or customers of the combined businesses. We could face integration issues pertaining to the internal controls, information systems and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates and joint ventures. Any of these items could adversely affect our results of operations.

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

Our product and service warranties could expose us to potentially significant claims.

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

16	The Greenbrier Companies 2014 Annual Report

comparable periods in different years may not be meaningful and should not be relied upon as indicators of our future performance.

Our financial performance and market value could cause future write-downs of goodwill or intangibles in future periods.

We, and our joint ventures accounted for under the equity method of accounting, are required to perform an annual impairment review of goodwill and indefinite lived assets which could result in an impairment charge if it is determined that the carrying value of the asset is in excess of the fair value. We perform a goodwill impairment test annually during our third fiscal quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. When changes in circumstances, such as a decline in the market price of our common stock, changes in demand or in the numerous variables associated with the judgments, assumptions and estimates made in assessing the appropriate valuation of goodwill indicate the carrying amount of certain indefinite lived assets may not be recoverable, the assets are evaluated for impairment. Among other things, our assumptions used in the valuation of goodwill, which relate to our Wheels, Repair & Parts segment, include growth of revenue and margins and increased cash flows over time. If actual operating results were to differ from these assumptions, it may result in an impairment of our goodwill. A non-cash impairment charge of $76.9 million ($71.8 million, net of tax) was recorded for the year ended August 31, 2013 which relates to our Wheels, Repair & Parts segment. As of August 31, 2014, we had $43.3 million of goodwill in our Wheels, Repair & Parts segment, relating to our wheels and parts business. Future write-downs of goodwill and intangibles could affect certain of the financial covenants under debt instruments and could restrict our financial flexibility. In the event of goodwill impairment, we may have to test other intangible assets for impairment. Impairment charges to our or our joint venture’s goodwill or our indefinite lived assets would impact our results of operations.

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

The Greenbrier Companies 2014 Annual Report	17

may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. We are part of a group that signed an Administrative Order on Consent (“AOC”) to perform a remedial investigation/feasibility study (“RI/FS”) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. We have agreed to initially bear a percentage of the total costs incurred in connection with the investigation. EPA expects the investigation to continue until 2017. We cannot assure that any such costs will be recoverable from third parties.

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

We have also signed an Order on Consent with DEQ to finalize the investigation of potential onsite sources of contamination that may have a release pathway to the Willamette River. Interim precautionary measures are also required in the order and we are currently discussing with the DEQ potential remedial actions which may be required. Our aggregate expenditure has not been material during the 14-year period, however, we could incur significant expenses for remediation. Some or all of any such outlay may be recoverable from other responsible parties. However, we cannot assure that any such costs will be recoverable from third parties.

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

18	The Greenbrier Companies 2014 Annual Report

We have indebtedness, which could have negative consequences to our business or results of operations.

As of August 31, 2014, our total debt was approximately $458.2 million, consisting of borrowings under our convertible notes, credit facilities and term loans. Our significant indebtedness could have negative consequences to us, and could place us at a competitive disadvantage compared to our less leveraged competitors. It may be difficult for us to satisfy our repayment and other obligations with respect to such indebtedness, and we may not be able to refinance our existing indebtedness as it matures. Significant indebtedness may also increase our vulnerability to adverse general economic, industry or competitive developments or conditions and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate. We may be limited in our ability to raise additional capital or obtain additional financing to fund our operations, capital expenditures or other growth initiatives, and other general corporate requirements and may be required to dedicate a significant portion of our cash flow from operations to interest and principal payments on our indebtedness. We are more exposed to the risk of increased interest rates as certain of our borrowings are at variable rates of interest. As a consequence of our level of indebtedness, a significant portion of our cash flow from operations may be dedicated to debt service requirements. In addition, the terms of our revolving credit facility limit our ability to incur additional indebtedness. If we fail to comply with these covenants, a default may occur, in which case the lender could accelerate the debt. We cannot be assured that we would be able to renegotiate, refinance, restructure or otherwise obtain the necessary funds to satisfy the indebtedness or these obligations.

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

Fluctuations in the availability and price of energy, freight transportation, steel and other raw materials, and our fixed price contracts could have an adverse effect on our ability to manufacture and sell our products on a cost-effective basis and could adversely affect our margins and revenue of our Manufacturing and Wheels, Repair & Parts businesses.

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

The Greenbrier Companies 2014 Annual Report	19

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

We are a party to collective bargaining agreements with various labor unions at some of our operations. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot be assured that our relations with our workforce will remain positive. Union organizers are actively working to organize at some of our other facilities. If our workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, or if union representation is implemented at such sites and we are unable to agree with the union on reasonable employment terms, including wages, benefits, and work rules, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with lay-offs, shutdowns or reductions in the size and scope of our operations or due to the difficulties of restarting our operations that have been temporarily shuttered.

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

20	The Greenbrier Companies 2014 Annual Report

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

We could be liable for physical damage, business interruption or product liability claims that exceed our insurance coverage.

The nature of our business subjects us to physical damage, business interruption and product liability claims, especially in connection with the repair and manufacture of products that carry hazardous or volatile materials. Although we maintain liability insurance coverage at commercially reasonable levels compared to similarly-sized heavy equipment manufacturers, an unusually large physical damage, business interruption or product liability claim or a series of claims based on a failure repeated throughout our production process could exceed our insurance coverage or result in damage to our reputation.

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

Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies could adversely affect our financial results.

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

We have in the past and may in the future take tax positions that the Internal Revenue Service (“IRS”) may contest. We are required by an IRS regulation to disclose particular tax positions to the IRS as part of our tax returns for that year and future years. If the IRS successfully contests a tax position that we take, we may be required to pay additional taxes, interest or fines that may adversely affect our results of operation and financial position.

The Greenbrier Companies 2014 Annual Report	21

Fires, natural disasters, severe weather conditions or public health crisis could disrupt our business and result in loss of revenue or higher expenses.

Any serious disruption at any of our facilities due to fire, hurricane, earthquake, flood, or any other natural disaster, or an epidemic or other public health crisis, or a panic reaction to a perceived health risk, could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs and expenses. If there is a natural disaster or other serious disruption at any of our facilities, particularly any of our Mexican facilities, it could impair our ability to adequately supply our customers, cause a significant disruption to our operations, cause us to incur significant costs to relocate or reestablish these functions and negatively impact our operating results. While we insure against certain business interruption risks, such insurance may not adequately compensate us for any losses incurred as a result of natural or other disasters.

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

In March 2010, Congress passed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively, the “Acts”). Among other things, the Acts contain provisions that affect employer-sponsored health care plans, impose excise taxes on certain plans, and reduce the tax benefits available to employers that receive the Medicare Part D subsidy. Nationally, the cost of providing health care plans to a company’s employees has increased at annual rates in excess of inflation. There continues to be uncertainty whether the Acts will increase the cost of employee health plan coverage. Continued significant annual increases in the cost of providing employee health coverage may adversely affect our business and results of operations.

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

22	The Greenbrier Companies 2014 Annual Report

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

The Greenbrier Companies 2014 Annual Report	23

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We operate at the following primary facilities as of August 31, 2014:

Description	Location	Status
Manufacturing Segment

Manufacturing facilities[1]:	Portland, Oregon	Owned
	2 locations in Sahagun, Mexico	Leased — 1 location Owned — 1 location
	Tlaxcala, Mexico	Owned — 1 location
	Frontera, Mexico	Leased
	3 locations in Poland	Owned

Administrative offices:	Colleyville, Texas	Leased

Wheels, Repair & Parts Segment

Wheels, Repair & Parts facilities:	13 locations in the U.S.	Leased — 7 locations Owned — 6 locations
Repair facilities leased to our GBW joint venture:	21 locations in the U.S. 2 locations in Canada	Leased — 9 locations Owned — 5 locations Customer premises —7 locations Customer premises

Administrative offices:	1 location in the U.S.	Leased

Leasing & Services Segment

Corporate offices, railcar marketing and leasing activities:	Lake Oswego, Oregon	Leased

1 We operate two manufacturing facilities in Sahagun, Mexico, one of which we own and one of which is leased with a lease expiration date of November 2014. We are in the process of replacing this leased capacity with an alternative site in Tlaxcala, Mexico that was purchased during 2014 and began production in October 2014.

We believe that our facilities are in good condition and that the facilities, together with anticipated capital improvements and additions, are adequate to meet our operating needs for the foreseeable future. We continually evaluate our Manufacturing and Wheels, Repair & Parts facilities in order to remain competitive and to take advantage of market opportunities.

24	The Greenbrier Companies 2014 Annual Report

Item 3.	LEGAL PROCEEDINGS

There is hereby incorporated by reference the information disclosed in Note 22 to Consolidated Financial Statements, Part II, Item 8 of this Form 10-K.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

The Greenbrier Companies 2014 Annual Report	25

PART	II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the New York Stock Exchange under the symbol GBX since July 14, 1994. There were approximately 403 holders of record of common stock as of October 23, 2014. The following table shows the reported high and low sales prices of our common stock on the New York Stock Exchange for the fiscal periods indicated.

	High	Low
2014
Fourth quarter	$72.79	$54.00
Third quarter	$56.65	$41.40
Second quarter	$43.20	$30.46
First quarter	$33.20	$22.57
2013
Fourth quarter	$25.33	$21.10
Third quarter	$25.24	$19.85
Second quarter	$22.51	$15.41
First quarter	$19.19	$13.25

Dividends

In July 2014, the Board of Directors authorized the reinstatement of our company’s dividend program. Quarterly dividends of $0.15 per share were declared on July 1, 2014 and October 29, 2014. No other dividends were declared during 2013 or 2014. There is no assurance as to the payment of future dividends as they are dependent upon future earnings, capital requirements, customary debt covenant restrictions and our financial condition.

Issuer Purchases of Equity Securities

In October 2013, the Board of Directors authorized our company to repurchase up to $50 million of our company’s common stock. Under the share repurchase program, shares of common stock could be purchased on the open market or through privately negotiated transactions from time-to-time. The timing and amount of purchases was based upon market conditions, securities law limitations and other factors. The share repurchase program did not obligate our company to acquire any specific number of shares in any period.

Under this program, as of August 31, 2014, we repurchased a total of 764,546 shares for approximately $34.4 million at an average price per share of $45.04. Shares repurchased under our share repurchase program during the three months ended August 31, 2014 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2014 – June 30, 2014	–	–	–	$23,706,605
July 1, 2014 – July 31, 2014	5,000	$66.40	5,000	$23,374,608
August 1, 2014 – August 31, 2014	118,219	$66.09	118,219	$15,561,626

	123,219		123,219

26	The Greenbrier Companies 2014 Annual Report

Subsequent to August 31, 2014 and through October 23, 2014, we purchased an additional 253,016 shares for approximately $15.6 million. We completed our $50 million share repurchase program in October 2014.

In October 2014, the Board of Directors authorized a new share repurchase program for our company to repurchase up to $50 million of our company’s common stock. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The share repurchase program does not obligate our company to acquire any specific number of shares in any period. The share repurchase program expires June 30, 2016, but may be modified, suspended or discontinued at any time without prior notice.

Performance Graph

The following graph demonstrates a comparison of cumulative total returns for the Company’s Common Stock, the Dow Jones US Industrial Transportation Index and the Standard & Poor’s (S&P) 500 Index. The graph assumes an investment of $100 on August 31, 2009 in each of the Company’s Common Stock and the stocks comprising the indices. Each of the indices assumes that all dividends were reinvested and that the investment was maintained to and including August 31, 2014, the end of the Company’s 2014 fiscal year.

The comparisons in this table are required by the SEC, and therefore, are not intended to forecast or be indicative of possible future performance of our Common Stock.

Equity Compensation Plan Information

Equity Compensation Plan Information is hereby incorporated by reference to the “Equity Compensation Plan Information” table in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s year ended August 31, 2014.

The Greenbrier Companies 2014 Annual Report	27

Item 6.	SELECTED FINANCIAL DATA

YEARS ENDED AUGUST 31,

(In thousands, except unit and per share data)	2014		2013		2012	2011		2010
Statement of Operations Data
Revenue:
Manufacturing	$1,624,916		$1,215,734		$1,253,964	$721,102		$295,566
Wheels, Repair & Parts	495,627		469,222		481,865	452,865		388,434
Leasing & Services	83,419		71,462		71,887	69,323		72,280

	$2,203,962		$1,756,418		$1,807,716	$1,243,290		$756,280

Earnings from operations	$239,520		$41,651		$118,788	$67,574		$52,107

Net earnings (loss) attributable to Greenbrier	$111,919	(1)	$(11,048	)(2)	$58,708	$6,466	(3)	$4,277	(4)

Basic earnings (loss) per common share attributable to Greenbrier:	$3.97		$(0.41)		$2.21	$0.27		$0.23
Diluted earnings (loss) per common share attributable to Greenbrier:	$3.44		$(0.41)		$1.91	$0.24		$0.21
Weighted average common shares outstanding:
Basic	28,164		26,678		26,572	24,100		18,585
Diluted	34,209		26,678		33,718	26,501		20,213
Cash dividends paid per share	$.15		$.00		$.00	$.00		$.00

Balance Sheet Data
Total assets	$1,517,168		$1,289,741		$1,384,544	$1,301,655		$1,072,888
Revolving notes and notes payable	$458,172		$422,098		$488,834	$519,479		$501,330
Total equity	$573,721		$456,827		$453,645	$375,901		$297,407

Other Operating Data
New railcar units delivered	16,200		11,600		15,000	9,400		2,500
New railcar backlog (units)	31,500		14,400		10,700	15,400		5,300
New railcar backlog (value in millions)	$3,330		$1,520		$1,200	$1,230		$420
Lease fleet:
Units managed	237,849		223,911		219,020	215,843		225,223
Units owned	8,550		8,581		10,841	8,684		8,156

Cash Flow Data
Capital expenditures:
Manufacturing	$55,979		$37,017		$33,313	$20,016		$8,715
Wheels, Repair & Parts	8,774		7,492		11,248	20,087		12,215
Leasing & Services	5,474		16,318		73,324	44,199		18,059

	$70,227		$60,827		$117,885	$84,302		$38,989

Proceeds from sale of assets	$54,235		$75,338		$33,560	$18,730		$22,978

Depreciation and amortization:
Manufacturing	$15,341		$13,469		$11,754	$9,853		$11,061
Wheels, Repair & Parts	12,582		12,843		13,265	11,853		11,435
Leasing & Services	12,499		15,135		17,352	16,587		15,015

	$40,422		$41,447		$42,371	$38,293		$37,511

(1)

2014 includes a non-cash gain on contribution to joint venture of $13.6 million net of tax and a restructuring charge of $1.0 million net of tax. The gain related to the Company contributing its repair, refurbishment and retrofitting operations to the GBW joint venture.

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

(4)

2010 includes non-cash income of $11.9 million net of tax for a special item related to the release of the liability associated with the 2008 de-consolidation of our former Canadian subsidiary and includes a gain on extinguishment of debt of $1.3 million net of tax for the gain associated with the early retirement of a portion of the convertible senior notes, partially offset by the write-off of loan fees and debt discount.

28	The Greenbrier Companies 2014 Annual Report

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Through July 18, 2014, we operated in three reportable segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. Our segments are operationally integrated. On July 18, 2014, we and Watco Companies, LLC (“Watco”), our joint venture partner, contributed our respective repair, refurbishment and retrofitting operations to GBW Railcar Services LLC (“GBW”), an unconsolidated 50/50 joint venture which became our fourth reportable segment (GBW Joint Venture) upon formation. The Manufacturing segment, operating from facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Wheels, Repair & Parts segment performs wheel and axle servicing, as well as production and reconditioning of a variety of parts for the railroad industry in North America. The Leasing & Services segment owns approximately 8,600 railcars and provides management services for approximately 238,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. Our GBW joint venture provides railcar repair, refurbishment, retrofitting and maintenance services through 39 shops throughout North America, 14 of which are currently tank car certified by the Association of American Railroads (“AAR”) and one location operated exclusively by our company for GBW. We also produce rail castings through an unconsolidated joint venture.

Multi-year supply agreements are a part of rail industry practice. Customer orders may be subject to cancellations or modifications and contain terms and conditions customary in the industry. In most cases, little variation has been experienced between the quantity ordered and the quantity actually delivered.

Our total manufacturing backlog of railcar units as of August 31, 2014 was approximately 31,500 units with an estimated value of $3.33 billion compared to 14,400 units with an estimated value of $1.52 billion as of August 31, 2013. Currently, the entire backlog is expected to be sold to third parties, therefore no orders in our backlog are expected to be placed into our owned lease fleet. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog. Marine backlog as of August 31, 2014 was approximately $112 million compared to $10 million as of August 31, 2013. Our backlog of railcar units and marine vessels is not necessarily indicative of future results of operations. Subsequent to year end we received new railcar orders for 11,400 units valued at nearly $1 billion. The new orders referenced are subject to customary documentation and completion of terms.

We operate two manufacturing facilities in Sahagun, Mexico, one of which we own and one of which is leased with a lease expiration date in November 2014. We are replacing this leased capacity with an alternative site in Tlaxcala, Mexico which was purchased during 2014 and began production in October 2014. We expect to incur costs during the first quarter of 2015 related to relocating equipment and startup of lines in the new facility. We are also expanding capacity, particularly for tank car production, at our manufacturing facilities in Mexico including our joint venture facility in northern Mexico. In conjunction with these activities, we and our joint venture partner have extended the term of our joint venture through 2029.

On July 18, 2014, we completed the formation of GBW, an unconsolidated 50/50 joint venture with Watco. As of August 31, 2014, the GBW joint venture operates 38 shops previously part of our company’s and Watco’s networks. The Wheels, Repair & Parts segment included the results of operations for our repair, refurbishment and retrofitting operations through July 18, 2014. After July 18, 2014, the results of operations were included as part of Earnings (loss) from unconsolidated affiliates as we account for our interest in GBW under the equity method of accounting. Upon the formation of GBW, we recognized a pre-tax non-cash gain of $29.0 million for the year ended August 31, 2014 attributed to the operations we contributed to GBW.

During 2013, we implemented a restructuring plan to sell or close certain Wheels, Repair & Parts facilities to enhance margins and improve capital efficiency. Restructuring charges related to this plan were $1.5 million ($1.0 million, net of tax) and $2.7 million ($1.8 million, net of tax) for the years ended August 31, 2014 and 2013. The restructuring plan was completed prior to the formation of GBW.

The Greenbrier Companies 2014 Annual Report	29

Results of Operations

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

Overview

(In thousands)	2014	2013	2012
Revenue:
Manufacturing	$1,624,916	$1,215,734	$1,253,964
Wheels, Repair & Parts	495,627	469,222	481,865
Leasing & Services	83,419	71,462	71,887

	2,203,962	1,756,418	1,807,716
Margin:
Manufacturing	250,908	132,845	131,580
Wheels, Repair & Parts	31,689	37,721	48,324
Leasing & Services	39,623	35,807	34,516

	322,220	206,373	214,420
Operating profit:
Manufacturing	202,555	88,822	87,880
Wheels, Repair & Parts	40,597	(60,966)	31,455
Leasing & Services	41,055	42,411	31,055
Corporate	(44,687)	(28,616)	(31,602)

Earnings from operations	239,520	41,651	118,788
Interest and foreign exchange	18,695	22,158	24,809

Earnings before income tax and earnings (loss) from unconsolidated affiliates	220,825	19,493	93,979
Income tax expense	(72,401)	(25,060)	(32,393)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	148,424	(5,567)	61,586
Earnings (loss) from unconsolidated affiliates	1,355	186	(416)

Net earnings (loss)	149,779	(5,381)	61,170
Net earnings attributable to noncontrolling interest	(37,860)	(5,667)	(2,462)

Net earnings (loss) attributable to Greenbrier	$111,919	$(11,048)	$58,708
Diluted earnings (loss) per common share	$3.44	$(0.41)	$1.91

The increase in revenue for the year ended August 31, 2014 was primarily the result of a higher volume of deliveries in the Manufacturing segment of our business. The decrease in revenue for the year ended August 31, 2013 was primarily the result of a lower volume of deliveries in the Manufacturing segment of our business.

The increase in earnings for the year ended August 31, 2014 was primarily attributable to an increase in manufacturing gross margin and a non-cash Gain on contribution to joint venture of $13.6 million, net of tax. In addition, the prior year included a non-cash goodwill impairment charge of $71.8 million, net of tax. The decrease in net earnings for the year ended August 31, 2013 as compared to the year ended August 31, 2012 was primarily attributable to a non-cash goodwill impairment charge of $71.8 million, net of tax and restructuring charges of $1.8 million, net of tax. These were partially offset by an increase in gain on disposition of equipment.

30	The Greenbrier Companies 2014 Annual Report

Manufacturing Segment

Manufacturing revenue was $1.625 billion, $1.216 billion and $1.254 billion for the years ended August 31, 2014, 2013 and 2012. Railcar deliveries, which are the primary source of manufacturing revenue, were 16,200 units in 2014 compared to 11,600 units in 2013 and 15,000 units in 2012. Manufacturing revenue increased $409.2 million in 2014 compared to 2013 primarily due to a higher volume of deliveries as compared to the prior year. These higher deliveries were a result of improved efficiencies and an increase in capacity in response to higher demand. Manufacturing revenue decreased $38.2 million in 2013 compared to 2012 primarily due to a lower volume of deliveries as compared to the prior year. These lower deliveries were a result of a change in product mix to more labor intensive railcar types and lower demand for certain of our products.

Manufacturing margin as a percentage of revenue was 15.4% in 2014, 10.9% in 2013 and 10.5% in 2012. The increase in 2014 compared to 2013 was primarily the result of a favorable change in product mix and pricing, higher volumes of new railcars syndicated with leases attached and improved production efficiencies and overhead absorption. The increase in 2013 compared to 2012 was primarily the result of a favorable change in product mix and an increase in marine revenue. These factors were partially offset by certain inefficiencies with ramping up tank car production.

Manufacturing operating profit was $202.6 million and 12.5% of revenue for the year ended August 31, 2014, $88.8 million and 7.3% of revenue for the year ended August 31, 2013 and $87.9 million and 7.0% of revenue for the year ended August 31, 2012. The increase in operating profit in 2014 and 2013 compared to the prior comparable period was primarily attributed to higher margins.

Wheels, Repair & Parts Segment

The Wheels, Repair & Parts segment included the results of operations for our repair, refurbishment and retrofitting operations (“Repair”) through July 18, 2014. On July 18, 2014 we and Watco, our joint venture partner, contributed our respective Repair operations to GBW, an unconsolidated 50/50 joint venture. After July 18, 2014, the results of GBW were included as part of Earnings (loss) from unconsolidated affiliates as we account for our interest in GBW under the equity method of accounting.

Wheels, Repair & Parts revenue was $495.6 million, $469.2 million and $481.9 million for the years ended August 31, 2014, 2013 and 2012. The $26.4 million increase in revenue in 2014 compared to 2013 was primarily the result of an increase in wheel set and component volumes as a result of increased demand and a change in wheel set and component product mix, resulting in a higher average selling price. These were partially offset by a decrease in repair revenue primarily due to the closure of facilities as part of our previously disclosed restructuring plan to sell or close certain Wheels, Repair & Parts facilities to enhance margins and improve capital efficiency. The $12.7 million decrease in revenue in 2013 compared to 2012 was primarily the result of lower demand for wheel set replacements and a decrease in scrap metal pricing and volume. These were partially offset by an increase in demand for repair work.

Wheels, Repair & Parts margin as a percentage of revenue was 6.4% for 2014, 8.0% for 2013 and 10.0% for 2012. The decrease in margin as a percentage of revenue in 2014 compared to 2013 was primarily the result of operating inefficiencies at certain of our repair facilities and a less favorable parts product mix. The decrease in margin as a percentage of revenue in 2013 compared to 2012 was primarily the result of inefficiencies from operating at lower wheel volumes and inefficiencies at certain underperforming facilities. These were partially offset by a favorable change in parts product mix.

Wheels, Repair & Parts operating profit was $40.6 million and 8.2% of revenue for the year ended August 31, 2014, an operating loss of $61.0 million for the year ended August 31, 2013 and an operating profit of $31.5 million and 6.5% of revenue for the year ended August 31, 2012. The increase in operating profit in 2014 compared to 2013 was primarily attributed to a $29.0 million pre-tax non-cash gain on contribution to joint venture in 2014 and a pre-tax non-cash goodwill impairment charge of $76.9 million in 2013. The decrease in operating profit in 2013 compared to 2012 was primarily attributed to a pre-tax non-cash goodwill impairment charge of $76.9 million in 2013.

The Greenbrier Companies 2014 Annual Report	31

Leasing & Services Segment

Leasing & Services revenue was $83.4 million, $71.5 million and $71.9 million for the years ended August 31, 2014, 2013 and 2012. The $11.9 million increase in revenue in 2014 compared to 2013 was primarily the result of a syndication of railcars purchased from a third party. These railcars were not manufactured by our company, but rather purchased from a third party with a lease attached, with the intent to resell them. The gross proceeds from the sale of these railcars with leases attached were recorded as revenue and the cost of purchasing these railcars from a third party was recorded in cost of sales. The increase in revenue as compared to the prior year was also a result of an increase in management services revenue due to the addition of new management service agreements and higher average volumes of rent-producing leased railcars for syndication. These were partially offset by a decline in leasing revenue resulting from a smaller average owned lease fleet as compared to the prior year. The $0.4 million decrease in revenue in 2013 compared to 2012 was primarily the result of lower average volumes of rent-producing leased railcars for syndication and a decrease in earnings on mileage utilization leases. These were partially offset by an increase in management services revenue primarily due to the addition of new management services agreements.

Leasing & Services margin as a percentage of revenue was 47.5% in 2014 compared to 50.1% in 2013 and 48.0% in 2012. The decrease in 2014 compared to 2013 was primarily the result of a lower margin syndication of railcars purchased from a third party and the reduction in the maintenance accrual on terminated maintenance management agreements during the prior year. These were partially offset by higher average volumes of rent-producing leased railcars for syndication as compared to the prior year. The increase in 2013 compared to 2012 was primarily the result of a reduction in the maintenance accrual on terminated maintenance management agreements and a receipt of a settlement on a terminated railcar lease agreement, both in 2013. These were partially offset by lower average volumes of rent-producing leased railcars for syndication.

Leasing & Services operating profit was $41.1 million and 49.2% of revenue for the year ended August 31, 2014, $42.4 million and 59.3% of revenue for the year ended August 31, 2013 and $31.1 million and 43.2% of revenue for the year ended August 31, 2012. The decrease in operating profit in 2014 compared to 2013 was primarily attributed to a decrease in Net gain on disposition of equipment. The increase in operating profit in 2013 compared to 2012 was primarily attributed to an increase in Net gain on disposition of equipment.

The percentage of owned units on lease as of August 31, 2014 was 98.2% compared to 97.4% at August 31, 2013 and 93.5% at August 31, 2012.

Selling and Administrative

Selling and administrative expense was $125.3 million, or 5.7% of revenue for the year ended August 31, 2014, $103.2 million, or 5.9% of revenue for the year ended August 31, 2013 and $104.6 million, or 5.8% of revenue, for the year ended August 31, 2012. The $22.1 million increase in 2014 compared to 2013 was primarily due to increased levels of activity resulting in an increase in employee related costs, including incentive compensation associated with increased levels of profitability. The increase was also attributed to an increase in legal and consulting costs associated with the formation of the new GBW joint venture. The $1.4 million decrease in 2013 compared to 2012 was primarily due to a decrease in incentive compensation costs.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $15.0 million, $18.1 million and $9.0 million for the years ended August 31, 2014, 2013 and 2012.

The gain for the year ended August 31, 2014 consists of $14.6 million in gains realized on the disposition of leased assets and $0.4 million on the disposition of equipment related to our restructuring plan to sell or close certain Wheels, Repair & Parts facilities to enhance margins and improve capital efficiency. The gain for the year ended August 31, 2013 consists of $19.0 million in gains realized on the disposition of leased assets, a $0.6 million other gain and a $1.5 million loss related to the sale of certain assets from our roller bearing operation in Elizabethtown, Kentucky. The entire gain for the year ended August 31, 2012 was realized on the disposition of leased assets.

32	The Greenbrier Companies 2014 Annual Report

Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and manage risk and liquidity.

Gain on Contribution to Joint Venture

On July 18, 2014, we and Watco contributed our respective Repair operations to a newly formed entity, GBW, an unconsolidated 50/50 joint venture with Watco. As of August 31, 2014, the GBW joint venture operated 38 shops previously part of our company’s and Watco’s networks. As a result of the formation of GBW, we recognized a pre-tax non-cash gain of $29.0 million for the year ended August 31, 2014 which was calculated as the fair value of our 50% share in GBW, less cash and intangibles contributed to GBW and an allocation in goodwill attributed to the repair, refurbishment and retrofitting business contributed to GBW.

Goodwill Impairment

The results of our annual goodwill impairment test during the third quarter of 2013 indicated that the carrying amount related to Wheels, Repair & Parts was in excess of fair value. As a result, a non-cash impairment loss was recorded to the extent that the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill. A non-cash impairment charge of $76.9 million ($71.8 million, net of tax) was recorded for the year ended August 31, 2013. The primary drivers of the impairment charge were lower than expected operating results and changes in forecasted future results, accompanied by a reduction in observed market multiples.

Restructuring Charges

During 2013, we implemented a restructuring plan to sell or close certain Wheels, Repair & Parts facilities to enhance margins and improve capital efficiency. Restructuring charges related to this plan totaled $1.5 million and $2.7 million for the years ended August 31, 2014 and 2013 and consisted of employee related termination costs, contract termination expenses and other costs.

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

(In thousands)	Years ended August 31,		Increase (decrease)
	2014	2013
Interest and foreign exchange:
Interest and other expense	$18,306	$19,203	$(897)
Accretion of convertible debt discount	–	2,455	(2,455)
Foreign exchange loss	389	500	(111)

	$18,695	$22,158	$(3,463)

Interest and other expense decreased in 2014 from 2013 primarily due to lower interest expense on reduced levels of average borrowings and the convertible note debt discount being fully amortized in the prior year.

Interest and foreign exchange expense was composed of the following:

(In thousands)	Years ended August 31,		Increase (decrease)
	2013	2012
Interest and foreign exchange:
Interest and other expense	$19,203	$22,474	$(3,271)
Accretion of convertible debt discount	2,455	3,259	(804)
Foreign exchange (gain) loss	500	(924)	1,424

	$22,158	$24,809	$(2,651)

The Greenbrier Companies 2014 Annual Report	33

Interest and other expense decreased in 2013 from 2012 primarily due to lower interest expense on reduced levels of average borrowings and a benefit from interest accruals associated with uncertain tax positions that expired during the year. This was partially offset by a foreign exchange gain in 2012 and a foreign exchange loss in 2013.

Income Tax

Our effective tax rate is generally decreased by foreign earnings taxed at rates below the domestic 35% rate and by domestic partnership earnings taxed to noncontrolling interest in a consolidated subsidiary. Our rate can also be increased or decreased by discrete items that may occur in any given year, but are not consistent from one year to the next. Significant discrete items in recent years have included reductions in nondeductible goodwill and reversals of uncertain tax positions.

In 2014 our tax expense was $72.4 million on $220.8 million of pre-tax earnings for an effective tax rate of 32.8%. The rate would have been 29.5% had nondeductible goodwill not reduced the gain recognized on the contribution of our repair, refurbishment and retrofitting operations to the GBW joint venture.

In 2013 our tax expense was $25.1 million on $19.5 million of pre-tax earnings that had been reduced by a goodwill impairment charge of $76.9 million that was largely nondeductible. The rate would have been 30.4% without the impairment charge. The rate also benefited from the reversal of uncertain tax positions.

In 2012 our tax expense was $32.4 million on $94.0 million of pre-tax earnings for an effective tax rate of 34.5%. The rate benefitted from the recognition of deferred tax assets in certain foreign jurisdictions and from the restructuring of a foreign subsidiary.

Earnings (Loss) from Unconsolidated Affiliates

Earnings from unconsolidated affiliates were $1.4 million for the year ended August 31, 2014 and primarily included the results of operations from our castings joint venture and our GBW joint venture. Earnings from unconsolidated affiliates were $0.2 million for the year ended August 31, 2013 and primarily included the results of operations from our castings joint venture. Loss from unconsolidated affiliates was $0.4 million for the year ended August 31, 2012 and included the results of operations from our castings joint venture and from WLR–Greenbrier Rail Inc.

Net Earnings Attributable to Noncontrolling Interest

The years ended August 31, 2014, 2013 and 2012 include net earnings attributable to noncontrolling interest of $37.9 million, $5.7 million and $2.5 million which primarily represents our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The change in 2014 compared to 2013 is primarily a result of operating at higher production rates, improved manufacturing efficiencies and lower intercompany activity in the current year. The change in 2013 compared to 2012 was due to the result of increased sales to third parties and lower intercompany activity.

34	The Greenbrier Companies 2014 Annual Report

Liquidity and Capital Resources

	Years Ended August 31,
(In thousands)	2014	2013	2012
Net cash provided by operating activities	$135,907	$104,592	$116,056
Net cash provided by (used in) investing activities	(30,078)	6,159	(88,947)
Net cash used in financing activities	(17,561)	(65,732)	(28,794)
Effect of exchange rate changes	(787)	(1,155)	5,034

Net increase in cash and cash equivalents	$87,481	$43,864	$3,349

We have been financed through cash generated from operations and borrowings. At August 31, 2014 cash and cash equivalents was $184.9 million, an increase of $87.5 million from $97.4 million at the prior year end.

Cash provided by operating activities was $135.9 million, $104.6 million and $116.1 million for the years ended August 31, 2014, 2013 and 2012. The increase in 2014 was primarily due to higher earnings, a change in the timing of working capital needs, the timing of sales of leased railcars for syndication as well as billings in excess of costs, which are recorded in deferred revenue, for our marine barges recorded under the percentage of completion method. The decrease in 2013 was primarily due to a change in the timing of working capital needs and the timing of sales of leased railcars for syndication.

Cash provided by (used in) investing activities primarily related to capital expenditures less proceeds from the sale of assets. Cash used in investing activities was $30.1 million for the year ended August 31, 2014 compared to cash provided by investing activities of $6.2 million for the year ended August 31, 2013. Cash used in investing activities was $88.9 million in 2012.

Capital expenditures totaled $70.2 million, $60.8 million and $117.9 million for the years ended August 31, 2014, 2013 and 2012. Proceeds from the sale of assets, which primarily related to sales of railcars from our lease fleet within Leasing & Services, were approximately $54.2 million, $75.3 million and $33.6 million for the years ended August 31, 2014, 2013 and 2012.

Approximately $56.0 million, $37.0 million and $33.3 million of capital expenditures for the years ended August 31, 2014, 2013 and 2012 were attributable to Manufacturing operations. Capital expenditures for Manufacturing are expected to be approximately $95.0 million in 2015 and primarily relate to enhancements to our manufacturing facilities and replacement of certain leased manufacturing capacity in Mexico with an alternative site and expansion of capacity, particularly for tank car production, at our manufacturing facilities in Mexico.

Approximately $5.4 million, $16.3 million and $73.3 million for the years ended August 31, 2014, 2013 and 2012 of capital expenditures were attributable to Leasing & Services operations and corporate. Leasing & Services and corporate capital expenditures for 2015 are expected to be approximately $35.0 million. Proceeds from sales of leased railcar equipment are expected to be approximately $10.0 million for 2015. We regularly buy and sell assets from our lease fleet.

Wheels, Repair & Parts capital expenditures for the years ended August 31, 2014, 2013 and 2012 were $8.8 million, $7.5 million and $11.2 million and are expected to be approximately $10.0 million in 2015 for maintenance and improvement of existing facilities.

Cash used in financing activities was $17.6 million, $65.7 million and $28.8 million for the years ended August 31, 2014, 2013 and 2012. Cash used in financing activities primarily related to repurchase of stock and repayments of debt, net of debt proceeds.

In October 2013, the Board of Directors authorized our company to repurchase up to $50 million of our common stock. Under the share repurchase program, shares of common stock could be purchased on the open market or through privately negotiated transactions from time-to-time. The timing and amount of purchases was based

The Greenbrier Companies 2014 Annual Report	35

upon market conditions, securities law limitations and other factors. The share repurchase program did not obligate us to acquire any specific number of shares in any period. During the year ended August 31, 2014, we repurchased a total of 764,546 shares for approximately $34.4 million. Subsequent to August 31, 2014 and through October 23, 2014, we purchased an additional 253,016 shares for approximately $15.6 million. We completed our $50 million share repurchase program in October 2014.

In October 2014, the Board of Directors authorized a new share repurchase program for our company to repurchase up to $50 million of our company’s common stock. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The share repurchase program does not obligate our company to acquire any specific number of shares in any period. The share repurchase program expires June 30, 2016, but may be modified, suspended or discontinued at any time without prior notice.

In March 2014, we refinanced approximately $125 million of existing senior term debt, due in March 2014 and May 2015, secured by a pool of leased railcars with new 6-year $200 million senior term debt also secured by a pool of leased railcars and cash. The new debt bears a floating interest rate of LIBOR plus 1.75% with principal of $1.75 million paid quarterly in arrears and a balloon payment of $159.8 million due at maturity. An interest rate swap agreement was entered into on 50% of the initial balance to swap the floating interest rate of LIBOR plus 1.75% to a fixed rate of 3.7375%.

In July 2014, the Board of Directors authorized the reinstatement of our company’s dividend program. Quarterly dividends of $0.15 per share were declared on July 1, 2014 and October 29, 2014.

Senior secured credit facilities, consisting of three components, aggregated to $359.1 million as of August 31, 2014. We had an aggregate of $321.0 million available to draw down under the committed credit facilities as of August 31, 2014. This amount consists of $265.0 million available on the North American credit facility, $19.1 million on the European credit facilities and $36.9 million on the Mexican joint venture credit facilities as of August 31, 2014.

As of August 31, 2014 a $290.0 million revolving line of credit, maturing June 2016 and secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 2.25% or Prime plus 1.25% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of August 31, 2014, lines of credit totaling $19.1 million secured by certain of our European assets, with various variable rates that range from Warsaw Interbank Offered Rate (“WIBOR”) plus 1.2% to WIBOR plus 1.5%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from December 2014 through June 2015.

As of August 31, 2014, our Mexican joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $20.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture will be able to draw amounts available under this facility through January 2015. The second line of credit provides up to $30.0 million and is fully guaranteed by each of the joint venture partners, including our Company. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through January 2015.

As of August 31, 2014 outstanding borrowings under the senior secured credit facilities consisted of $9.6 million in letters of credit under the North American credit facility and $13.1 million outstanding under the Mexican joint venture credit facilities.

36	The Greenbrier Companies 2014 Annual Report

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

We may from time to time seek to repurchase or otherwise retire or exchange securities, including outstanding borrowings and equity securities, and take other steps to reduce our debt or otherwise enhance our balance sheet. These actions may include open market repurchases, unsolicited or solicited privately negotiated transactions or other retirements, repurchases or exchanges. Such repurchases or exchanges, if any, will depend on a number of factors, including, but not limited to, prevailing market conditions, trading levels of our debt, our liquidity requirements and contractual restrictions, if applicable.

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

As of August 31, 2014, the Mexican joint venture had $14.6 million of third party debt, of which we and our joint venture partner have each guaranteed approximately $10.8 million.

In accordance with customary business practices in Europe, we have $4.0 million in bank and third party warranty and performance guarantee facilities as of August 31, 2014. To date no amounts have been drawn under these guarantee facilities.

On July 18, 2014, we and Watco contributed our respective repair, refurbishment and retrofitting operations to GBW, an unconsolidated 50/50 joint venture. We made a $10 million cash contribution at closing and an additional $2.5 million cash contribution in August 2014. We are likely to make additional capital contributions or loans to GBW in the future including an additional $2.5 million capital contribution which has already been committed.

We expect existing funds and cash generated from operations, together with proceeds from financing activities including borrowings under existing credit facilities and long-term financings, to be sufficient to fund dividends, working capital needs, planned capital expenditures and expected debt repayments for the next twelve months.

The following table shows our estimated future contractual cash obligations as of August 31, 2014:

	Years Ending August 31,
(In thousands)	Total	2015	2016	2017	2018	2019	Thereafter
Notes payable	$445,091	$7,720	$22,465	$7,437	$237,219	$7,000	$163,250
Interest (1)	61,541	14,129	13,856	13,229	13,015	4,749	2,563
Revolving notes	13,081	13,081	–	–	–	–	–
Operating leases	16,799	4,928	2,951	2,835	2,170	1,610	2,305
Railcar leases	10,721	6,007	2,093	1,569	1,052	–	–
Other	2,908	2,793	90	25	–	–	–

	$550,141	$48,658	$41,455	$25,095	$253,456	$13,359	$168,118

(1)	A portion of the estimated future cash obligation relates to interest on variable rate borrowings.

The Greenbrier Companies 2014 Annual Report	37

Due to uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at August 31, 2014, we are unable to estimate the period of cash settlement with the respective taxing authority. Therefore, approximately $0.2 million in uncertain tax positions have been excluded from the contractual table above. See Note 18 to the Consolidated Financial Statements for a discussion on income taxes.

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

38	The Greenbrier Companies 2014 Annual Report

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

The Greenbrier Companies 2014 Annual Report	39

assumptions used in the valuation of goodwill include growth of revenue and margins, market multiples, discount rates and increased cash flows over time. If actual operating results were to differ from these assumptions, it may result in an impairment of our goodwill.

The provisions of Accounting Standards Codification (ASC) 350, Intangibles - Goodwill and Other, require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit with its carrying value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. The second step of the goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In the second step we would compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The goodwill balance relates to the Wheels, Repair & Parts segment.

New Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

40	The Greenbrier Companies 2014 Annual Report

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have operations in Mexico and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At August 31, 2014, $91.0 million of forecast sales in Europe were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At August 31, 2014, net assets of foreign subsidiaries aggregated $59.4 million and a 10% strengthening of the U.S. dollar relative to the foreign currencies would result in a decrease in equity of $5.9 million, or 1.2% of Total equity Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $99.1 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At August 31, 2014, 75% of our outstanding debt has fixed rates and 25% has variable rates. At August 31, 2014, a uniform 10% increase in interest rates would result in approximately $0.2 million of additional annual interest expense.

The Greenbrier Companies 2014 Annual Report	41

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Greenbrier Companies, Inc.

We have audited the accompanying consolidated balance sheets of The Greenbrier Companies, Inc. and subsidiaries (the “Company”) as of August 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the years in the three-year period ended August 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Greenbrier Companies, Inc. and subsidiaries as of August 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 30, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

October 30, 2014

42	The Greenbrier Companies 2014 Annual Report

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

AS OF AUGUST 31,

(In thousands)	2014	2013

Assets
Cash and cash equivalents	$184,916	$97,435
Restricted cash	20,140	8,807
Accounts receivable, net	199,679	154,848
Inventories	305,656	316,783
Leased railcars for syndication	125,850	68,480
Equipment on operating leases, net	258,848	305,468
Property, plant and equipment, net	243,698	201,533
Investment in unconsolidated affiliates	69,359	10,739
Goodwill	43,265	57,416
Intangibles and other assets, net	65,757	68,232

	$1,517,168	$1,289,741

Liabilities and Equity
Revolving notes	$13,081	$48,209
Accounts payable and accrued liabilities	383,289	315,938
Deferred income taxes	81,383	86,040
Deferred revenue	20,603	8,838
Notes payable	445,091	373,889

Commitments and contingencies (Notes 21 & 22)

Equity: Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	–	–
Common stock - without par value; 50,000 shares authorized; 27,364 and 28,084 outstanding at August 31, 2014 and 2013	–	–
Additional paid-in capital	235,763	259,864
Retained earnings	282,559	174,842
Accumulated other comprehensive loss	(6,932)	(6,504)

Total equity Greenbrier	511,390	428,202
Noncontrolling interest	62,331	28,625

Total equity	573,721	456,827

	$1,517,168	$1,289,741

The accompanying notes are an integral part of these financial statements.

The Greenbrier Companies 2014 Annual Report	43

Consolidated Statements of Operations

YEARS ENDED AUGUST 31,

(In thousands, except per share amounts)	2014	2013	2012
Revenue
Manufacturing	$1,624,916	$1,215,734	$1,253,964
Wheels, Repair & Parts	495,627	469,222	481,865
Leasing & Services	83,419	71,462	71,887

	2,203,962	1,756,418	1,807,716
Cost of revenue
Manufacturing	1,374,008	1,082,889	1,122,384
Wheels, Repair & Parts	463,938	431,501	433,541
Leasing & Services	43,796	35,655	37,371

	1,881,742	1,550,045	1,593,296
Margin	322,220	206,373	214,420
Selling and administrative	125,270	103,175	104,596
Net gain on disposition of equipment	(15,039)	(18,072)	(8,964)
Gain on contribution to joint venture	(29,006)	–	–
Goodwill impairment	–	76,900	–
Restructuring charges	1,475	2,719	–

Earnings from operations	239,520	41,651	118,788

Other costs
Interest and foreign exchange	18,695	22,158	24,809

Earnings before income tax and earnings (loss) from unconsolidated affiliates	220,825	19,493	93,979
Income tax expense	(72,401)	(25,060)	(32,393)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	148,424	(5,567)	61,586
Earnings (loss) from unconsolidated affiliates	1,355	186	(416)

Net earnings (loss)	149,779	(5,381)	61,170
Net earnings attributable to noncontrolling interest	(37,860)	(5,667)	(2,462)

Net earnings (loss) attributable to Greenbrier	$111,919	$(11,048)	$58,708

Basic earnings (loss) per common share:	$3.97	$(0.41)	$2.21

Diluted earnings (loss) per common share:	$3.44	$(0.41)	$1.91

Weighted average common shares:
Basic	28,164	26,678	26,572
Diluted	34,209	26,678	33,718
Dividends declared per common share	$0.15	$–	$–

The accompanying notes are an integral part of these financial statements.

44	The Greenbrier Companies 2014 Annual Report

Consolidated Statements of Comprehensive Income (Loss)

YEARS ENDED AUGUST 31,

(In thousands)	2014	2013	2012
Net earnings (loss)	$149,779	$(5,381)	$61,170
Other comprehensive income (loss)
Translation adjustment	116	1,056	(4,168)
Reclassification of derivative financial instruments recognized in net earnings (loss) [1]	471	(561)	4,988
Unrealized gain (loss) on derivative financial instruments [2]	(1,019)	(399)	708
Other (net of tax effect)	10	(203)	(130)

	(422)	(107)	1,398

Comprehensive income (loss)	149,357	(5,488)	62,568
Comprehensive income attributable to noncontrolling interest	(37,866)	(5,695)	(2,334)

Comprehensive income (loss) attributable to Greenbrier	$111,491	$(11,183)	$60,234

[1]	Net of tax of effect of $0.5 million, $0.3 million and $1.3 million for the years ended August 31, 2014, 2013 and 2012.
[2]	Net of tax of effect of $0.7 million, $0.2 million and $0.3 million for the years ended August 31, 2014, 2013 and 2012.

The accompanying notes are an integral part of these financial statements.

The Greenbrier Companies 2014 Annual Report	45

Consolidated Statements of Equity

	Attributable to Greenbrier
(In thousands)	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2011	25,186	$242,286	$127,182	$(7,895)	$361,573	$14,328	$375,901
Net earnings	–	–	58,708	–	58,708	2,462	61,170
Other comprehensive income (loss), net	–	–	–	1,526	1,526	(128)	1,398
Investment by joint venture partner	–	–	–	–	–	1,362	1,362
Noncontrolling interest adjustments	–	–	–	–	–	3,844	3,844
Restricted stock awards (net of cancellations and expense)	461	9,392	–	–	9,392	–	9,392
Unamortized restricted stock	–	(9,392)	–	–	(9,392)	–	(9,392)
Restricted stock amortization	–	8,343	–	–	8,343	–	8,343
Warrants exercised	1,496	–	–	–	–	–	–
Excess tax benefit from restricted stock awards	–	1,627	–	–	1,627	–	1,627

Balance August 31, 2012	27,143	$252,256	$185,890	$(6,369)	$431,777	$21,868	$453,645
Net earnings (loss)	–	–	(11,048)	–	(11,048)	5,667	(5,381)
Other comprehensive income (loss), net	–	–	–	(135)	(135)	28	(107)
Noncontrolling interest adjustments	–	–	–	–	–	(2,144)	(2,144)
Investment by joint venture partner	–	–	–	–	–	3,206	3,206
Restricted stock awards (net of cancellations and expense)	27	8,913	–	–	8,913	–	8,913
Unamortized restricted stock	–	(8,921)	–	–	(8,921)	–	(8,921)
Restricted stock amortization	–	6,716	–	–	6,716	–	6,716
Excess tax benefit from restricted stock awards	–	900	–	–	900	–	900
Warrants exercised	914	–	–	–	–	–	–

Balance August 31, 2013	28,084	$259,864	$174,842	$(6,504)	$428,202	$28,625	$456,827
Net earnings	–	–	111,919	–	111,919	37,860	149,779
Other comprehensive income, net	–	–	–	(428)	(428)	6	(422)
Noncontrolling interest adjustments	–	–	–	–	–	2,774	2,774
Investment by joint venture partner	–	–	–	–	–	419	419
Joint venture partner distribution declared	–	–	–	–	–	(7,353)	(7,353)
Restricted stock awards (net of cancellations and expense)	44	11,303	–	–	11,303	–	11,303
Unamortized restricted stock	–	(12,360)	–	–	(12,360)	–	(12,360)
Restricted stock amortization	–	11,285	–	–	11,285	–	11,285
Excess tax benefit from restricted stock awards	–	109	–	–	109	–	109
Cash dividends	–	–	(4,202)	–	(4,202)	–	(4,202)
Repurchase of stock	(764)	(34,438)	–	–	(34,438)	–	(34,438)

Balance August 31, 2014	27,364	$235,763	$282,559	$(6,932)	$511,390	$62,331	$573,721

The accompanying notes are an integral part of these financial statements.

46	The Greenbrier Companies 2014 Annual Report

Consolidated Statements of Cash Flows

YEARS ENDED AUGUST 31,

(In thousands)	2014	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$149,779	$(5,381)	$61,170
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Deferred income taxes	(4,687)	(9,662)	11,617
Depreciation and amortization	40,422	41,447	42,371
Net gain on disposition of equipment	(15,039)	(18,072)	(8,964)
Accretion of debt discount	–	2,455	3,259
Stock based compensation expense	11,285	6,302	8,757
Gain on contribution to joint venture	(29,006)	–	–
Goodwill impairment	–	76,900	–
Other	3,350	(1,055)	4,905
Decrease (increase) in assets:
Accounts receivable, net	(23,749)	(7,323)	37,763
Inventories	(9,675)	19,045	3,709
Leased railcars for syndication	(57,779)	22,881	(76,071)
Other	(4,069)	969	–
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	63,362	(15,429)	16,236
Deferred revenue	11,713	(8,485)	11,304

Net cash provided by operating activities	135,907	104,592	116,056

Cash flows from investing activities:
Proceeds from sales of assets	54,235	75,338	33,560
Capital expenditures	(70,227)	(60,827)	(117,885)
Increase in restricted cash	(333)	(2,530)	(4,164)
Investment in and advances to unconsolidated affiliates	(13,753)	(2,240)	(506)
Other	–	(3,582)	48

Net cash provided by (used in) investing activities	(30,078)	6,159	(88,947)

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	–	(16,396)	(57,302)
Proceeds from revolving notes with maturities longer than 90 days	37,819	38,177	63,773
Repayments of revolving notes with maturities longer than 90 days	(72,947)	(34,966)	(33,934)
Proceeds from issuance of notes payable	200,000	2,186	2,750
Repayments of notes payable	(128,797)	(58,831)	(7,070)
Debt issuance costs	(382)	–	–
Increase in restricted cash	(11,000)	–	–
Repurchase of stock	(33,583)	–	–
Dividends	(4,123)
Cash distribution to joint venture partner	(5,076)	–	–
Investment by joint venture partner	419	3,206	1,362
Excess tax benefit from restricted stock awards	109	900	1,627
Other	–	(8)	–

Net cash used in financing activities	(17,561)	(65,732)	(28,794)

Effect of exchange rate changes	(787)	(1,155)	5,034
Increase in cash and cash equivalents	87,481	43,864	3,349
Cash and cash equivalents
Beginning of period	97,435	53,571	50,222

End of period	$184,916	$97,435	$53,571

Cash paid during the period for:
Interest	$14,347	$14,964	$12,737
Income taxes, net	$69,263	$29,680	$8,601
Non-cash activity
Transfer of Inventories to Accounts receivable, net	$20,986	$–	$–
Dividends declared and accrued in Accounts payable and accrued liabilities	$79	$–	$–
Capital expenditures accrued in Accounts payable and accrued liabilities	$3,349	$–	$–
Transfer of Equipment on operating leases to Inventories	$–	$17,826	$–
Transfer of Leased railcars for syndication to Equipment on operating leases	$–	$6,437	$8,963
Transfer of Property, plant and equipment, net to Intangibles and other assets, net	$–	$1,856	$–

The accompanying notes are an integral part of these financial statements.

The Greenbrier Companies 2014 Annual Report	47

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations

The Greenbrier Companies, Inc. and its subsidiaries (“Greenbrier” or the “Company”) through July 18, 2014 operated in three reportable segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. The three segments are operationally integrated. On July 18, 2014, the Company and Watco Companies, LLC (“Watco”), its joint venture partner, contributed its respective repair, refurbishment and retrofitting operations to GBW Railcar Services LLC (“GBW”), an unconsolidated 50/50 joint venture which became the Company’s fourth reportable segment (GBW Joint Venture) upon formation. The Manufacturing segment, operating from facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Wheels, Repair & Parts segment performs wheel and axle servicing in North America and production of a variety of parts for the railroad industry. The Leasing & Services segment owns approximately 8,600 railcars and provides management services for approximately 238,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. The Company’s GBW joint venture provides railcar repair, refurbishment, retrofitting and maintenance services through 39 shops throughout North America, 14 of which are currently tank car certified by the Association of American Railroads (“AAR”) and one location operated exclusively by the Company for GBW. Greenbrier also produces rail castings through an unconsolidated joint venture.

The Wheels, Repair & Parts segment included the results of operations for the Company’s repair, refurbishment and retrofitting operations (“Repair”) through July 18, 2014. On July 18, 2014 the Company and Watco, its joint venture partner, contributed its respective Repair operations to GBW, an unconsolidated 50/50 joint venture. After July 18, 2014, the results of GBW were included as part of Earnings (loss) from unconsolidated affiliates as the Company accounts for its interest in GBW under the equity method of accounting. See Note 3 – Gain on Contribution to Joint Venture for additional information.

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

Foreign currency translation - Certain operations outside the U.S., primarily in Poland, prepare financial statements in currencies other than the U.S. dollar. Revenues and expenses are translated at average exchange rates for the year, while assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of equity in other comprehensive income (loss). The foreign currency translation adjustment balances were $4.8 million, $4.9 million and $6.0 million as of August 31, 2014, 2013 and 2012.

Cash and cash equivalents - Cash may temporarily be invested primarily in money market funds. All highly-liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents.

Restricted cash - Restricted cash relates to amounts held in restricted accounts to support a target minimum rate of return on certain agreements and a pass through account for activity related to management services provided for certain third party customers. In addition, restricted cash relates to cash collateral associated with a term loan.

48	The Greenbrier Companies 2014 Annual Report

Accounts receivable - Accounts receivable includes receivables from related parties (see Note 17 – Related Party Transactions) and is stated net of allowance for doubtful accounts of $2.0 million and $3.9 million as of August 31, 2014 and 2013.

	As of August 31,
(In thousands)	2014	2013	2012
Allowance for doubtful accounts
Balance at beginning of period	$3,894	$3,525	$3,913
Additions, net of reversals	604	543	641
Usage	(2,524)	(285)	(663)
Currency translation effect	59	111	(366)

Balance at end of period	$2,033	$3,894	$3,525

Inventories - Inventories are valued at the lower of cost or market using the first-in first-out method. Work-in-process includes material, labor and overhead.

Leased railcars for syndication - Leased railcars for syndication consist of newly-built railcars manufactured at one of the Company’s facilities or railcars purchased from a third party, which have been placed on lease to a customer and which the Company intends to sell to an investor with the lease attached. These railcars are generally anticipated to be sold within six months of delivery of the last railcar or six months from when the Company acquires the railcar from a third party and are not depreciated during that period. The Company does not believe any economic value of a railcar is lost in the first six months; therefore the Company does not depreciate these assets. In the event the railcars are not sold in the first six months, the railcars are either held in Leased railcars for syndication and are depreciated or are transferred to Equipment on operating leases and are depreciated. As of August 31, 2014, Leased railcars for syndication was $125.9 million compared to $68.5 million as of August 31, 2013.

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

Goodwill - Goodwill is recorded when the purchase price of an acquisition exceeds the fair market value of the net assets acquired. Goodwill is not amortized and is tested for impairment at least annually and more frequently if material changes in events or circumstances arise. The provisions of ASC 350, Intangibles – Goodwill and Other, require the Company to perform a two-step impairment test on goodwill. In the first step, the Company compares the fair value of each reporting unit with its carrying value. The second step of the goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In the second step, the Company compares the implied fair value of goodwill to its carrying value. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeded the implied fair value of that goodwill.

Intangible and other assets, net - Intangible assets are recorded when a portion of the purchase price of an acquisition is allocated to assets such as customer contracts and relationships, trade names, certifications and backlog. Intangible assets with finite lives are amortized using the straight line method over their estimated

The Greenbrier Companies 2014 Annual Report	49

useful lives and primarily include long-term customer agreements which are amortized over 5 to 20 years. Other assets include loan fees and debt acquisition costs which are capitalized and amortized as interest expense over the life of the related borrowings.

Impairment of long-lived assets - When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets are evaluated for impairment. If the forecasted undiscounted future cash flows are less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to estimated realizable value is recognized in the current period. No impairment was recorded in the years ended August 31, 2014, 2013 and 2012.

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

Noncontrolling interest - The Company has a joint venture with Grupo Industrial Monclova, S.A. (“GIMSA”) that manufactures new railroad freight cars for the North American marketplace at GIMSA’s existing manufacturing facility located in Frontera, Mexico. Each party owns a 50% interest in the joint venture. The financial results of this operation are consolidated for financial reporting purposes as the Company maintains a controlling interest as evidenced by the right to appoint the majority of the board of directors, control over accounting, financing, marketing and engineering, and approval and design of products. The noncontrolling interest reflected in the Company’s consolidated financial statements primarily represents the joint venture partner’s equity in this venture.

Accumulated other comprehensive loss – Accumulated other comprehensive loss, net of tax as appropriate, consisted of the following:

(In thousands)	Unrealized Loss on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2013	$(1,053)	$(4,923)	$(528)	$(6,504)
2014 activity	(548)	110	10	(428)

Balance, August 31, 2014	$(1,601)	$(4,813)	$(518)	$(6,932)

Revenue recognition - Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

50	The Greenbrier Companies 2014 Annual Report

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

	Years ended August 31,
(In thousands)	2014	2013	2012
Interest and foreign exchange:
Interest and other expense	$18,306	$19,203	$22,474
Accretion of convertible debt discount	–	2,455	3,259
Foreign exchange (gain) loss	389	500	(924)

	$18,695	$22,158	$24,809

Research and development - Research and development costs are expensed as incurred. Research and development costs incurred for new product development during the years ended August 31, 2014, 2013 and 2012 were $3.6 million, $2.0 million and $2.0 million.

Forward exchange contracts - Foreign operations give rise to risks from changes in foreign currency exchange rates. Forward exchange contracts with established financial institutions are used to hedge a portion of such risk. Realized and unrealized gains and losses are deferred in other comprehensive income (loss) and recognized in earnings concurrent with the hedged transaction or when the occurrence of the hedged transaction is no longer considered probable. Ineffectiveness is measured and any gain or loss is recognized in foreign exchange gain or loss. Even though forward exchange contracts are entered into to mitigate the impact of currency fluctuations, certain exposure remains, which may affect operating results. In addition, there is risk for counterparty non-performance.

Interest rate instruments - Interest rate swap agreements are used to reduce the impact of changes in interest rates on certain debt. The net cash amounts paid or received under the agreements are accrued and recognized as an adjustment to interest expense.

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

The Greenbrier Companies 2014 Annual Report	51

Diluted EPS is calculated using the more dilutive of two approaches. The first approach includes the dilutive effect of outstanding warrants and shares underlying the 2026 Convertible notes in the share count using the treasury stock method. The second approach supplements the first by including the “if converted” effect of the 2018 Convertible notes. Under the “if converted method”, debt issuance and interest costs, both net of tax, associated with the convertible notes are added back to net earnings and the share count is increased by the shares underlying the convertible notes. The 2026 Convertible notes would only be included in the calculation of both approaches if the current average stock price is greater than the initial conversion price using the treasury stock method.

Stock-based compensation - The value, at the date of grant, of stock awarded under restricted share grants and restricted stock unit grants is amortized as compensation expense over the vesting period of one to five years or to the recipients eligible retirement date. Compensation expense recognized related to restricted stock for the years ended August 31, 2014, 2013 and 2012 was $11.3 million, $6.3 million and $8.8 million and was recorded in Selling and administrative on the Consolidated Statements of Operations.

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

Initial Adoption of Accounting Policies - In the first quarter of 2014, the Company adopted an accounting standard update regarding the testing of indefinite-lived intangible assets for impairment. This update was intended to reduce the cost and complexity of testing indefinite-lived intangible assets for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This update impacted testing steps only and therefore the adoption did not have an impact on the Company’s Consolidated Financial Statements.

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

Prospective Accounting Changes - In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) issued a jointly converged standard on the recognition of revenue from contracts with customers. The issued guidance converges the criteria for reporting revenue, as well as requiring disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from these contracts. Companies can transition to the standard either retrospectively or as a cumulative effective adjustment as of the date of adoption. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company plans to adopt this guidance beginning September 1, 2017. The Company is evaluating the impact of this standard on its consolidated financial statements and disclosures.

Note 3 - Gain on Contribution to Joint Venture

On July 18, 2014 the Company and Watco (Greenbrier and Watco are referred to collectively as the “Members”) contributed its respective railcar repair, refurbishment, retrofitting and maintenance operations to a newly formed entity, GBW, a 50/50 unconsolidated joint venture. The Company accounts for its interest in GBW under the equity method of accounting. As of August 31, 2014, the GBW joint venture operates 38 railcar repair, refurbishment and retrofitting shops previously part of the Company’s and Watco’s networks.

Each Member contributed its respective operations, $10 million cash at closing and other assets, including intangible assets, to GBW and agreed to lease to GBW real and personal properties which had been previously

52	The Greenbrier Companies 2014 Annual Report

used by the Member in its railcar repair businesses in exchange for membership interests in GBW. Each Member also sold its repair inventory to GBW at its book value. Each Member retained its pre-closing accounts receivable, accounts payable, and other pre-closing liabilities and obligations. In addition, each Member made an additional $2.5 million capital contribution to GBW during 2014. In addition to the initial contributions described above, each Member is required to fund GBW through additional capital contributions and/or loans to GBW as provided for in the annual business plan.

GBW is managed by a four member board of managers composed of two managers appointed by Watco and two managers appointed by the Company. The voting power of the managers is based on the Members’ relative sharing ratios which is 50/50 as of August 31, 2014. The managers of GBW approve the annual business plan, which is to provide for GBW’s anticipated funding needs for operations and capital expenditures and other matters.

Upon formation of GBW, the Company recognized a pre-tax non-cash gain of $29.0 million for the year ended August 31, 2014 which was calculated as the fair value of the Company’s 50% share in GBW, less cash and intangibles contributed to GBW and an allocation of goodwill attributed to the repair business the Company contributed to GBW. The gain was included as Gain on Contribution to Joint Venture in the Consolidated Statements of Operations. The Company also recorded an investment in unconsolidated affiliates on the Consolidated Balance Sheets. The investment in unconsolidated affiliates attributed the Company’s interest in GBW was $56.3 million as of August 31, 2014.

Note 4 - Restructuring

During 2013, the Company implemented a restructuring plan to sell or close certain Wheels, Repair & Parts facilities to enhance margins and improve capital efficiency and completed the restructuring plan during 2014. Restructuring charges related to this plan totaled $1.5 million and $2.7 million for the years ended August 31, 2014 and 2013 and were included in the Consolidated Statement of Operations. All of the restructuring charges for the years ended August 31, 2014 and 2013 and the restructuring reserve related to the Company’s Wheels, Repair & Parts segment.

(In thousands)	Accrual at August 31, 2013	Charged to Expense	Paid or Settled	Accrual at August 31, 2014
Employee termination costs	$1,409	$1,290	$2,699	$–
Other costs	299	185	484	–

Balance, August 31, 2014	$1,708	$1,475	$3,183	$–

(In thousands)	Accrual at August 31, 2012	Charged to Expense	Paid or Settled	Accrual at August 31, 2013
Employee termination costs	$–	$1,610	$201	$1,409
Contract termination costs	–	50	50	–
Other costs	–	1,059	760	299

Balance, August 31, 2013	$–	$2,719	$1,011	$1,708

Note 5 - Inventories

	As of August 31,
(In thousands)	2014	2013
Manufacturing supplies and raw materials	$235,903	$217,182
Work-in-process	48,853	48,990
Finished goods	23,766	54,839
Excess and obsolete adjustment	(2,866)	(4,228)

	$305,656	$316,783

The Greenbrier Companies 2014 Annual Report	53

	As of August 31,
(In thousands)	2014	2013	2012
Excess and obsolete adjustment
Balance at beginning of period	$4,228	$5,132	$4,450
Charge to cost of revenue	1,945	2,661	3,042
Disposition of inventory	(3,307)	(3,614)	(2,210)
Currency translation effect	–	49	(150)

Balance at end of period	$2,866	$4,228	$5,132

Note 6 - Equipment on Operating Leases, net

Equipment on operating leases is reported net of accumulated depreciation of $93.9 million and $97.8 million as of August 31, 2014 and 2013. Depreciation expense was $9.8 million, $12.0 million and $13.6 million as of August 31, 2014, 2013 and 2012. In addition, certain railcar equipment leased-in by the Company on operating leases (see Note 21 Lease Commitments) is subleased to customers under non-cancelable operating leases. Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases are as follows:

(In thousands)
Year ending August 31,
2015	$19,272
2016	10,158
2017	6,766
2018	4,013
2019	1,907
Thereafter	941

$43,057

Certain equipment is also operated under daily, monthly or car hire utilization arrangements. Associated revenue amounted to $24.8 million, $24.3 million and $23.4 million for the years ended August 31, 2014, 2013 and 2012.

Note 7 - Property, Plant and Equipment, net

	As of August 31,
(In thousands)	2014	2013
Land and improvements	$38,356	$36,132
Machinery and equipment	242,911	233,737
Buildings and improvements	118,795	110,030
Construction in progress	58,164	19,206
Other	38,636	32,888

	496,862	431,993
Accumulated depreciation	(253,164)	(230,460)

	$243,698	$201,533

Depreciation expense was $25.8 million, $25.1 million and $23.3 million as of August 31, 2014, 2013 and 2012.

Note 8 - Goodwill

The Company’s goodwill balance as of August 31, 2014 and 2013 related to our Wheels, Repair & Parts segment. The gross goodwill balance before accumulated goodwill impairment losses and other reductions was $195.8 million as of August 31, 2014. The total accumulated goodwill impairment losses were $128.2 million and other reductions of $24.3 million as of August 31, 2014.

54	The Greenbrier Companies 2014 Annual Report

Changes in the carrying value of goodwill are as follows:

(In thousands)	Manufacturing	Wheels, Repair & Parts	Leasing & Services	Total
Balance August 31, 2013	$–	$57,416	$–	$57,416
Reductions (1)	–	(14,151)	–	(14,151)

Balance August 31, 2014	$–	$43,265	$–	$43,265

(1)	Relates to the reduction in goodwill associated with the Company’s repair, refurbishment and retrofitting operations contributed to the GBW joint venture in July 2014.

The Company performs a goodwill impairment test annually during the third quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The provisions of ASC 350, Intangibles – Goodwill and Other, require the Company to perform a two-step impairment test on goodwill.

In the first step, the Company compares the fair value of each reporting unit with its carrying value. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, the Company estimates the fair value based on observed market multiples for comparable businesses.

In the second step, the Company compares the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is considered the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeded the implied fair value of that goodwill.

The Company completed its annual goodwill impairment test during the third quarter of 2014 and an interim goodwill impairment test during the fourth quarter of 2014 as a result of contributing its repair, refurbishment and retrofitting operations to the GBW joint venture. See Note 3 – Gain on Contribution to Joint Venture for additional information. The Company concluded in both tests that goodwill was not impaired.

The Company completed its annual goodwill impairment test during the third quarter of 2013 and a pre-tax non-cash impairment charge of $76.9 million was recorded for the year ended August 31, 2013, related to the Wheels, Repair & Parts segment, as the carrying amount exceeded the implied fair value of goodwill.

In July 2014, the Company and Watco formed GBW, a 50/50 joint venture. The Company contributed cash at closing and other assets to GBW. As a result, the Company reduced goodwill by $14.2 million during the year ended August 31, 2014, which relates to goodwill associated with the Company’s repair, refurbishment and retrofitting operations contributed to GBW.

Note 9 - Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The Greenbrier Companies 2014 Annual Report	55

The following table summarizes the Company’s identifiable intangible and other assets balance:

	As of August 31,
(In thousands)	2014	2013
Intangible assets subject to amortization:
Customer relationships	$65,023	$66,288
Accumulated amortization	(30,282)	(26,964)
Other intangibles	3,699	4,967
Accumulated amortization	(3,156)	(4,162)

	35,284	40,129

Intangible assets not subject to amortization	912	912
Prepaid and other assets	11,347	10,601
Nonqualified savings plan investments	10,223	7,687
Debt issuance costs, net	7,602	7,802
Assets held for sale	389	1,101

	$65,757	$68,232

Amortization expense for the years ended August 31, 2014, 2013 and 2012 was $4.5 million, $4.3 million and $5.6 million. Amortization expense for the years ending August 31, 2015, 2016, 2017, 2018 and 2019 is expected to be $3.7 million, $3.7 million, $3.6 million, $3.4 million and $3.4 million.

Note 10 - Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $359.1 million as of August 31, 2014.

As of August 31, 2014, a $290.0 million revolving line of credit, maturing June 2016, secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 2.25% or Prime plus 1.25% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of August 31, 2014, lines of credit totaling $19.1 million secured by certain of the Company’s European assets, with various variable rates that range from Warsaw Interbank Offered Rate (“WIBOR”) plus 1.2% to WIBOR plus 1.5%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from December 2014 through June 2015.

As of August 31, 2014, the Company’s Mexican joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $20.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture will be able to draw amounts available under this facility through January 2015. The second line of credit provides up to $30.0 million and is fully guaranteed by each of the joint venture partners, including the Company. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through January 2015.

As of August 31, 2014, outstanding borrowings under the senior secured credit facilities consisted of $9.6 million in letters of credit under the North American credit facility and $13.1 million outstanding under the Mexican joint venture credit facilities.

56	The Greenbrier Companies 2014 Annual Report

As of August 31, 2013, outstanding borrowings under the senior secured credit facilities consisted of $6.8 million in letters of credit under the North American credit facility and $48.2 million outstanding under the Mexican joint venture credit facilities.

Note 11 - Accounts Payable and Accrued Liabilities

	As of August 31,
(In thousands)	2014	2013
Trade payables	$204,744	$163,490
Other accrued liabilities	66,421	70,691
Accrued payroll and related liabilities	64,959	42,047
Income taxes payable	19,709	13,094
Accrued maintenance	14,329	11,420
Accrued warranty	9,340	12,128
Other	3,787	3,068

	$383,289	$315,938

Note 12 - Maintenance and Warranty Accruals

	As of August 31,
(In thousands)	2014	2013	2012
Accrued maintenance
Balance at beginning of period	$11,420	$11,475	$10,865
Charged to cost of revenue	11,423	9,003	10,750
Payments	(8,514)	(9,058)	(10,140)

Balance at end of period	$14,329	$11,420	$11,475

Accrued warranty
Balance at beginning of period	$12,128	$9,221	$8,645
Charged to cost of revenue	2,205	6,157	2,496
Payments	(5,122)	(3,315)	(1,746)
Currency translation effect	129	65	(174)

Balance at end of period	$9,340	$12,128	$9,221

Note 13 - Notes Payable

	As of August 31,
(In thousands)	2014	2013
Convertible senior notes, due 2018	$230,000	$230,000
Convertible senior notes, due 2026	14,856	14,856
Term loans	199,985	128,783
Other notes payable	250	250

	$445,091	$373,889

Convertible senior notes, due 2018, bear interest at a fixed rate of 3.5%, paid semi-annually in arrears on April 1st and October 1st. The convertible notes will mature on April 1, 2018, unless earlier repurchased by the Company or converted in accordance with their terms. Holders may convert at their option at any time prior to the business day immediately preceding the stated maturity date. The convertible notes are senior unsecured obligations and rank equally with other senior unsecured debt. The convertible notes are convertible into shares of the Company’s common stock, at an initial conversion rate of 26.2838 shares per $1,000 principal amount of the notes (which is equal to an initial conversion price of $38.05 per share). The initial conversion rate and conversion price are subject to adjustment upon the occurrence of certain events, such as distributions, dividends or stock splits. There were $7.9

The Greenbrier Companies 2014 Annual Report	57

million in original debt issuance costs, included in Intangibles and other assets on the Consolidated Balance Sheets, which are being amortized using the effective interest method. The amortization expense is being included in Interest and foreign exchange on the Consolidated Statements of Operations.

Convertible senior notes, due 2026, bear interest at a fixed rate of 2.375%, paid semi-annually in arrears on May 15th and November 15th. In May 2013, the Company retired $52.9 million of its outstanding notes pursuant to a scheduled put option. The Company may be required to also pay contingent interest of 0.375% on the notes in certain circumstances. Greenbrier may redeem all or a portion of the notes at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. On May 15, 2016 and May 15, 2021 or in the event of certain circumstances or fundamental changes, holders can require the Company to repurchase all or a portion of their notes at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. Payment on the convertible notes is guaranteed by substantially all of the Company’s material domestic subsidiaries. The convertible senior notes are convertible upon the occurrence of specified events into cash and shares, if any, of Greenbrier’s common stock at an initial conversion rate of 20.8125 shares per $1,000 principal amount of the notes (which is equal to an initial conversion price of $48.05 per share). The initial conversion rate and conversion price are subject to adjustment upon the occurrence of certain events, such as distributions, dividends or stock splits. The value of the equity component was $14.9 million as of August 31, 2014 and 2013. The debt discount associated with the convertible senior notes was fully accreted using the effective interest rate method through May 2013 and the accretion expense was included in Interest and foreign exchange on the Consolidated Statements of Operations. The pre-tax accretion of the debt discount was $2.5 and $3.2 million for the years ended August 31, 2013 and 2012.

Term loans are primarily composed of:

•

In March 2014, the Company refinanced approximately $125 million of existing senior term debt, due in March 2014 and May 2015, secured by a pool of leased railcars with new 6-year $200 million senior term debt also secured by a pool of leased railcars and cash. The new debt bears a floating interest rate of LIBOR plus 1.75% with principal of $1.75 million paid quarterly in arrears and a balloon payment of $159.8 million due at maturity. An interest rate swap agreement was entered into on 50% of the initial balance to swap the floating interest rate of LIBOR plus 1.75% to a fixed rate of 3.7375%. The principal balance as of August 31, 2014 was $198.3 million.

•	Other term loans with an aggregate balance of $1.7 million as of August 31, 2014 and maturity dates ranging from June 2015 to February 2018.

The notes payable, along with the revolving and operating lines of credit, contain certain covenants with respect to the Company and various subsidiaries, the most restrictive of which, among other things, limit the ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into sale leaseback transactions; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non-U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all the Company’s assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest and rent) coverage.

Principal payments on the notes payable are expected as follows:

(In thousands)
Year ending August 31,
2015	$7,720
2016(1)	22,465
2017	7,437
2018	237,219
2019	7,000
Thereafter	163,250

$445,091

(1)	The repayment of the $14.9 million of Convertible senior notes due 2026 is assumed to occur in 2016, which is the next date holders can require the Company to repurchase all or a portion of the notes.

58	The Greenbrier Companies 2014 Annual Report

Note 14 - Derivative Instruments

Foreign operations give rise to market risks from changes in foreign currency exchange rates. Foreign currency forward exchange contracts with established financial institutions are utilized to hedge a portion of that risk in Euro. Interest rate swap agreements are used to reduce the impact of changes in interest rates on certain debt. The Company’s foreign currency forward exchange contracts and interest rate swap agreements are designated as cash flow hedges, and therefore the effective portion of unrealized gains and losses is recorded in accumulated other comprehensive income or loss.

At August 31, 2014 exchange rates, forward exchange contracts for the purchase of Polish Zloty and the sale of Euro aggregated $91.0 million. The fair value of the contracts is included in Accounts payable and accrued liabilities when there is a loss, or Accounts receivable when there is a gain, on the Consolidated Balance Sheets. As the contracts mature at various dates through December 2015, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations in Interest and foreign exchange.

At August 31, 2014, an interest rate swap agreement had a notional amount of $99.1 million and matures March 2020. The fair value of the contract is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At August 31, 2014 interest rates, approximately $1.8 million would be reclassified to interest expense in the next 12 months.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		August 31,			August 31,
		2014	2013		2014	2013
(In thousands)	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$129	$819	Accounts payable and accrued liabilities	$704	$342
Interest rate swap contracts	Other assets	–	–	Accounts payable and accrued liabilities	1,286	1,250

		$129	$819		$1,990	$1,592

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$71	$223	Accounts payable and accrued liabilities	$5	$40

The Effect of Derivative Instruments on the Statement of Operations

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivative	Gain (loss) recognized in income on derivative Years ended August 31,
		2014	2013
Foreign forward exchange contract	Interest and foreign exchange	$87	$(204)
Interest rate swap contracts	Interest and foreign exchange	17	–

		$104	$(204)

The Greenbrier Companies 2014 Annual Report	59

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) Years ended August 31,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income (effective portion) Years ended August 31,		Location of gain (loss) in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain recognized on derivative (ineffective portion and amount excluded from effectiveness testing) Years ended August 31,
	2014	2013		2014	2013		2014	2013
Foreign forward exchange contracts	$108	$(570)	Revenue	$741	$1,917	Interest and foreign exchange	$1,029	$2,410
Interest rate swap contracts	(1,790)	(68)	Interest and foreign exchange	(1,737)	(1,679)	Interest and foreign exchange	–	–

	$(1,682)	$(638)		$(996)	$238		$1,029	$2,410

Note 15 - Equity

In January 2011, the stockholders approved the 2010 Amended and Restated Stock Incentive Plan (formerly known as the 2005 Stock Incentive Plan as amended). This plan provides for the grant of incentive stock options, non-statutory stock options, restricted shares, restricted stock units and stock appreciation rights. There are no stock options or stock appreciation rights outstanding as of August 31, 2014. The Company currently grants restricted shares and restricted stock units. Restricted share grants are considered outstanding shares of common stock at the time they are issued. The holders of unvested restricted shares are entitled to voting rights and participation in dividends. The dividends are not forfeitable if the awards are later forfeited prior to vesting. The Company began granting restricted stock units during the year ended August 31, 2013. Shares associated with restricted stock unit awards are not considered legally outstanding shares of common stock until vested. Restricted stock unit awards, including performance-based awards, are entitled to participate in dividends and these awards are considered participating securities and are considered outstanding for earnings per share purposes when the effect is dilutive.

In January 2013, the stockholders approved an amendment to the 2010 Amended and Restated Stock Incentive Plan to increase the total number of shares reserved for issuance by 1,500,000 shares. As a result, the maximum aggregate number of the Company’s common shares authorized for issuance is 4,325,000. On August 31, 2014 there were 1,144,143 shares available for grant compared to 1,384,997 and 259,650 shares available for grant as of the years ended August 31, 2013 and 2012.

During the years ended August 31, 2014, 2013 and 2012, the Company awarded restricted share and restricted stock unit grants totaling 269,665, 387,986 and 466,680 shares which include performance-based grants. As of August 31, 2014, there were a total of 495,776 shares associated with unvested performance-based grants. The actual number of shares that will vest associated with performance-based grants will vary depending on the Company’s performance. Approximately 490,752 additional shares may be granted if performance-based restricted share and restricted stock unit awards vest at stretch levels of performance. These additional shares are associated with restricted share and restricted stock unit awards granted during the years ended August 31, 2014, 2013 and 2012. The fair value of awards granted was $13.1 million, $9.2 million and $9.5 million for the years ended August 31, 2014, 2013 and 2012.

The value, at the date of grant, of stock awarded under restricted share grants and restricted stock unit grants is amortized as compensation expense over the lesser of the vesting period of one to three years or to the recipients eligible retirement date. Compensation expense recognized related to restricted share grants and restricted stock unit grants for the years ended August 31, 2014, 2013 and 2012 was $11.3 million, $6.3 million and $8.8 million and was recorded in Selling and administrative on the Consolidated Statements of Operations. Unamortized compensation cost related to restricted stock grants was $13.6 million as of August 31, 2014.

60	The Greenbrier Companies 2014 Annual Report

The unvested restricted share and restricted stock unit grants were 816,090 and 913,918 as of August 31, 2014 and 2013. The following table summarizes restricted share and restricted stock unit grant transactions for shares, both vested and unvested, under the 2010 Amended and Restated Stock Incentive Plan:

Shares
Balance at August 31, 2011 (1)	2,104,953
Granted	466,680
Forfeited	(6,283)

Balance at August 31, 2012 (1)	2,565,350
Granted	387,986
Forfeited	(13,333)

Balance at August 31, 2013 (1)	2,940,003
Granted	269,665
Forfeited	(28,811)

Balance at August 31, 2014 (1)	3,180,857

(1)	Balance represents cumulative grants net of forfeitures.

Share Repurchase Program

In October 2013, the Board of Directors authorized the Company to repurchase up to $50 million of the Company’s common stock. Under the share repurchase program, shares of common stock could be purchased on the open market or through privately negotiated transactions from time-to-time. The timing and amount of purchases was based upon market conditions, securities law limitations and other factors. The share repurchase program did not obligate the Company to acquire any specific number of shares in any period. During the year ended August 31, 2014, the Company repurchased a total of 764,546 shares for approximately $34.4 million. Subsequent to August 31, 2014 and through October 23, 2014, the Company purchased an additional 253,016 shares for approximately $15.6 million. The Company completed its $50 million share repurchase program in October 2014.

In October 2014, the Board of Directors authorized a new share repurchase program for the Company to repurchase up to $50 million of the Company’s common stock. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period. The share repurchase program expires June 30, 2016, but may be modified, suspended or discontinued at any time without prior notice.

Note 16 - Earnings (Loss) per Share

The shares used in the computation of the Company’s basic and diluted earnings (loss) per common share are reconciled as follows:

	Years ended August 31,
(In thousands)	2014	2013	2012
Weighted average basic common shares outstanding (1)	28,164	26,678	26,572
Dilutive effect of warrants (2)	–	–	1,101
Dilutive effect of convertible notes (2)(3)	6,045	–	6,045

Weighted average diluted common shares outstanding	34,209	26,678	33,718

(1)

Restricted stock grants and restricted stock units, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position. Weighted average basic common shares outstanding exclude 0.9 million shares of unvested restricted stock and restricted stock units for the year ended August 31, 2013 as they are anti-dilutive due to a net loss. No restricted stock, restricted stock units or warrants were anti-dilutive for the years ended August 31, 2014 and 2012.

The Greenbrier Companies 2014 Annual Report	61

(2)	The dilutive effect of common stock equivalents is excluded from the share calculations for the year ended August 31, 2013 due to a net loss.
(3)

In 2014 and 2012, the dilutive effect of the 2018 Convertible notes are included as they were considered dilutive under the “if converted” method. The dilutive effect of the 2026 Convertible notes was excluded from the share calculations as the average stock price for each year presented was less than the initial conversion price of $48.05 and therefore considered anti-dilutive.

Dilutive EPS for the years ended August 31, 2014 and 2012 was calculated using the more dilutive of two approaches. The first approach includes the dilutive effect of outstanding warrants and shares underlying the 2026 Convertible notes in the share count using the treasury stock method. The second approach supplements the first by including the “if converted” effect of the 2018 Convertible notes issued in March 2011. Under the “if converted method” debt issuance and interest costs, both net of tax, associated with the convertible notes are added back to net earnings and the share count is increased by the shares underlying the convertible notes. The 2026 Convertible notes would only be included in the calculation of both approaches if the average stock price is greater than the initial conversion price of $48.05 using the treasury stock method.

	Years ended August 31,
	2014	2012
Net earnings attributable to Greenbrier	$111,919	$58,708
Add back:
Interest and debt issuance costs on the 2018 Convertible notes, net of tax	5,664	5,677

Earnings before interest and debt issuance costs on convertible notes	$117,583	$64,385

Weighted average diluted common shares outstanding	34,209	33,718
Diluted earnings per share (1)	$3.44	$1.91
(1)	Diluted earnings per share was calculated as follows:

Earnings	before interest and debt issuance costs on convertible notes
Weighted	average diluted common shares outstanding

Note 17 - Related Party Transactions

In July 2014, the Company and Watco completed the formation of GBW, an unconsolidated 50/50 joint venture. The Company accounts for its interest in GBW under the equity method of accounting. The Company leases real and personal property to GBW with lease revenue totaling $0.6 million for the year ended August 31, 2014. The Company sold wheel sets and components to GBW which totaled $1.3 million for the year ended August 31, 2014. GBW provided repair, refurbishment and retrofitting services to the Company which totaled $0.1 million for the year ended August 31, 2014. The Company had a net receivable of $22.7 million as of August 31, 2014 which consisted primarily of a $21.0 million receivable for the initial sale of inventory to GBW. Under employee secondment agreements, GBW paid the Company $7.8 million for the year ended August 31, 2014, for reimbursement of employee related costs.

In May 2013, the Company purchased an 8% interest in an entity that owns a portfolio of railcar assets that it leases to third parties. The Company accounts for this investment under the equity method of accounting. The Company sold railcars for a total of $16.0 million and $23.2 million to this entity for the year ended August 31, 2014 and 2013.

In March 2012, the Company purchased a 1% interest in three trusts (the “Trusts”). The Company accounts for this investment under the equity method of accounting. The Company sold railcars for a total of $38.5 million and $61.1 million to the Trusts for the years ended August 31, 2013 and 2012.

In April 2010, WLR–Greenbrier Rail Inc. (“WLR-GBX”) was formed and acquired a lease fleet of nearly 4,000 railcars valued at approximately $256.0 million. WLR-GBX is wholly owned by affiliates of WL Ross & Co,, LLC “WL Ross”). The Company performs certain management and advisory services and in exchange receives management and other fee income and incentive compensation tied to the performance of WLR-GBX. The Company has also paid certain incidental fees and agreed to indemnify WLR-GBX and its affiliates against certain liabilities in connection with such advisory services. Under the management agreement the Company

62	The Greenbrier Companies 2014 Annual Report

received $0.9 million in fees for each of the years ended August 31, 2014, 2013 and 2012. The Company also leases approximately 400 railcars from the WLR-GBX lease fleet. The Company has paid $3.3 million, $3.2 million and $3.1 million in lease expense for the years ended August 31, 2014, 2013 and 2012, respectively and has future lease commitments totaling $2.9 million. In addition, Wendy Teramoto, Senior Vice President at WL Ross, is currently a director of the Company.

William Furman, Director, President and Chief Executive Officer of the Company, also serves as director of Schnitzer Steel Industries, Inc. (“Schnitzer”). In the normal course of business, the Company sells scrap metal to Schnitzer. During the years ended August 31, 2014, 2013 and 2012, the Company sold scrap metal to Schnitzer totaling $3.0 million, $8.0 million and $9.2 million, respectively.

Mr. Furman is the owner of a private aircraft managed by a private independent management company. From time to time, the Company’s business requires charter use of privately-owned aircraft. In such instances, it is possible that charters may be placed on Mr. Furman’s aircraft. The Company placed charters on Mr. Furman’s aircraft aggregating $0.5 million, $0.2 million and $0.2 million for each of the years ended August 31, 2014, 2013 and 2012.

Note 18 - Income Taxes

Components of income tax expense of continuing operations were as follows:

	Years ended August 31,
(In thousands)	2014	2013	2012
Current
Federal	$49,795	$20,162	$10,750
State	3,791	2,491	2,783
Foreign	23,229	11,465	8,548

	76,815	34,118	22,081
Deferred
Federal	(79)	(6,597)	19,426
State	(1,142)	(2,357)	(3,399)
Foreign	(3,148)	(134)	(6)

	(4,369)	(9,088)	16,021

Change in valuation allowance	(45)	30	(5,710)

	$72,401	$25,060	$32,392

Income tax expense is computed at rates different from statutory rates. The reconciliation between effective and statutory tax rates on operations is as follows:

	Years ended August 31,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.3	(1.2)	(1.9)
Impact of foreign operations	(0.8)	(19.1)	(2.1)
Change in valuation allowance related to deferred tax asset	–	1.3	(6.1)
Change in income tax reserve for uncertain tax positions	–	(7.1)	(0.1)
Reversal of net deferred tax assets related to foreign restructuring	–	–	1.9
Noncontrolling interest in flow through entity	(5.3)	(1.2)	(0.4)
Permanent differences and other	0.7	1.9	8.2
Non-deductible goodwill	1.9	119.0	–

	32.8%	128.6%	34.5%

The Greenbrier Companies 2014 Annual Report	63

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities were as follows:

	As of August 31,
(In thousands)	2014	2013
Deferred tax assets:
Contract placement	$1,938	$2,051
Maintenance and warranty accruals	8,254	7,963
Accrued payroll and related liabilities	12,737	8,616
Deferred revenue	4,496	4,072
Inventories and other	10,709	8,708
Derivative instruments and translation adjustment	413	478
Investment and asset tax credits	1,388	1,324
Net operating loss	1,695	2,168

	41,630	35,380
Deferred tax liabilities:
Fixed assets	94,424	107,725
Investment in GBW joint venture	16,497	–
Original issue discount	3,481	2,962
Intangibles	2,719	4,792
Deferred gain on redemption of debt	3,511	4,430
Other	1,056	31

	121,688	119,940

Valuation allowance	1,325	1,480

Net deferred tax liability	$81,383	$86,040

As of August 31, 2014 the Company had $15.8 million of state net operating loss (“NOL”) carryforwards that will begin to expire in 2015, $1.4 million of state credit carryforwards that will begin to expire in 2017, and $5.8 million of foreign NOL carryforwards that will begin to expire in 2018. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized. During the current year the Company also recognized excess tax benefits of $0.1 million from the vesting of restricted stock awards.

The net decrease in the valuation allowance on deferred taxes for which no benefit is anticipated was approximately $0.1 million for the year ended August 31, 2014.

No provision has been made for U.S. income taxes on approximately $80.9 million of cumulative undistributed earnings of certain foreign subsidiaries because the Company plans to reinvest these earnings indefinitely in operations outside the U.S. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in foreign subsidiaries.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years presented:

(In thousands)	2014	2013	2012
Unrecognized Tax Benefit – Opening Balance	$1,289	$3,720	$3,053
Gross increases – tax positions in prior period	18	511	878
Gross decreases – tax positions in prior period	–	(2,942)	(211)
Settlements	–	–	–
Lapse of statute of limitations	(39)	–	–

Unrecognized Tax Benefit – Ending Balance	$1,268	$1,289	$3,720

64	The Greenbrier Companies 2014 Annual Report

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Company is no longer subject to U.S. Federal examination for fiscal years ending before 2011, to state and local examinations before 2010, or to foreign examinations before 2008.

Unrecognized tax benefits, excluding interest, at August 31, 2014 were $1.0 million of which $0.3 million, if recognized, would affect the effective tax rate. The unrecognized tax benefits at August 31, 2013 were $1.1 million. Accrued interest on reserves for uncertain tax positions as of August 31, 2014 and 2013 were $0.2 million and $0.2 million, respectively. The Company recorded an interest benefit of $0.2 million and $0.8 million for changes in the reserves during the years ended August 31, 2014 and 2013. The Company had not accrued any penalties on the reserves. Interest and penalties related to income taxes are not classified as a component of income tax expense. Benefits from the realization of unrecognized tax benefits for deductible differences attributable to ordinary operations will be recognized as a reduction of income tax expense. The Company does not anticipate a significant decrease in the reserves for uncertain tax positions during the next twelve months.

Note 19 - Segment Information

Through July 18, 2014, Greenbrier operated in three reportable segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. On July 18, 2014, the Company completed the formation of GBW, an unconsolidated 50/50 joint venture with Watco which became the Company’s fourth reportable segment (GBW Joint Venture) upon formation of the joint venture. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance is evaluated based on Earnings from operations. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business. The Company does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes. Intersegment sales and transfers are valued as if the sales or transfers were to third parties. Related revenue and margin is eliminated in consolidation and therefore are not included in consolidated results in the Company’s Consolidated Financial Statements.

The Wheels, Repair & Parts segment included the results of operations for its Repair operations through July 18, 2014. On July 18, 2014, the Company and Watco, its joint venture partner, contributed its respective Repair operations to GBW, an unconsolidated 50/50 joint venture. After July 18, 2014, the results of GBW were included as part of Earnings (loss) from unconsolidated affiliates as the Company accounts for its interest in GBW under the equity method of accounting. Certain assets including real property, personal property and working capital were not contributed to GBW and remain as part of Wheels, Repair & Parts segment as of August 31, 2014.

The results of operations for the GBW joint venture are not reflected in the tables below as the investment is accounted for under the equity method of accounting. For the period from July 18, 2014 to August 31, 2014, GBW generated total revenue of $38.5 million and operating income of $0.6 million and had total assets as of August 31, 2014 of $210.6 million. The Company recognized $0.3 million for the period from July 18, 2014 to August 31, 2014 representing the Company’s share of earnings in the joint venture.

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

For the year ended August 31, 2014:

	Revenue			Earnings (loss) from operations
	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,624,916	$790	$1,625,706	$202,555	$61	$202,616
Wheels, Repair & Parts	495,627	11,833	507,460	40,597	442	41,039
Leasing & Services	83,419	25,973	109,392	41,055	25,973	67,028
Eliminations	–	(38,596)	(38,596)	–	(26,476)	(26,476)
Corporate	–	–	–	(44,687)	–	(44,687)

	$2,203,962	$–	$2,203,962	$239,520	$–	$239,520

The Greenbrier Companies 2014 Annual Report	65

For the year ended August 31, 2013:

	Revenue			Earnings (loss) from operations
	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,215,734	$7,244	$1,222,978	$88,822	$(30)	$88,792
Wheels, Repair & Parts	469,222	14,958	484,180	(60,966)	(291)	(61,257)
Leasing & Services	71,462	18,740	90,202	42,411	18,737	61,148
Eliminations	–	(40,942)	(40,942)	–	(18,416)	(18,416)
Corporate	–	–	–	(28,616)	–	(28,616)

	$1,756,418	$–	$1,756,418	$41,651	$–	$41,651

For the year ended August 31, 2012:

	Revenue			Earnings (loss) from operations
	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,253,964	$47,941	$1,301,905	$87,880	$3,603	$91,483
Wheels, Repair & Parts	481,865	16,406	498,271	31,455	316	31,771
Leasing & Services	71,887	18,651	90,538	31,055	18,651	49,706
Eliminations	–	(82,998)	(82,998)	–	(22,570)	(22,570)
Corporate	–	–	–	(31,602)	–	(31,602)

	$1,807,716	$–	$1,807,716	$118,788	$–	$118,788

	Years ended August 31,
(In thousands)	2014	2013	2012
Assets:
Manufacturing	$521,711	$401,630	$402,976
Wheels, Repair & Parts	298,009	318,483	413,013
Leasing & Services	436,075	463,381	508,539
Unallocated	261,373	106,247	60,016

	$1,517,168	$1,289,741	$1,384,544

Depreciation and amortization:
Manufacturing	$15,341	$13,469	$11,754
Wheels, Repair & Parts	12,582	12,843	13,265
Leasing & Services	12,499	15,135	17,352

	$40,422	$41,447	$42,371

Capital expenditures:
Manufacturing	$55,979	$37,017	$33,313
Wheels, Repair & Parts	8,774	7,492	11,248
Leasing & Services	5,474	16,318	73,324

	$70,227	$60,827	$117,885

66	The Greenbrier Companies 2014 Annual Report

The following table summarizes selected geographic information.

	Years ended August 31,
(In thousands)	2014	2013	2012
Revenue (1):
U.S.	$1,998,579	$1,544,775	$1,642,348
Foreign	205,383	211,643	165,368

	$2,203,962	$1,756,418	$1,807,716

Identifiable assets:
U.S.	$1,115,473	$865,294	$982,078
Canada	–	756	718
Mexico	321,391	348,144	323,318
Europe	80,304	75,547	78,430

	$1,517,168	$1,289,741	$1,384,544

(1)	Revenue is presented on the basis of geographic location of customers.

Reconciliation of earnings from operations to earnings before income tax and earnings (loss) from unconsolidated affiliates:

	Years ended August 31,
(In thousands)	2014	2013	2012
Earnings from operations	$239,520	$41,651	$118,788
Interest and foreign exchange	18,695	22,158	24,809

Earnings before income tax and earnings (loss) from unconsolidated affiliates	$220,825	$19,493	$93,979

Note 20 - Customer Concentration

Customer concentration is defined as a single customer that accounts for more than 10% of total revenues or accounts receivable. In 2014, revenue from two customers represented 24% and 17% of total revenue, respectively. In 2013, revenue from two customers represented 17% and 10% of total revenue, respectively. In 2012, revenue from three customers represented 26%, 16% and 11% of total revenue, respectively. No other customers accounted for more than 10% of total revenues for the years ended August 31, 2014, 2013, or 2012. Two customers had balances that individually equaled or exceeded 10% of accounts receivable and represented 19% and 12% of the consolidated accounts receivable balance at August 31, 2014. One customer had balances that individually equaled or exceeded 10% of accounts receivable and in total represented 18% of the consolidated accounts receivable balance at August 31, 2013.

Note 21 - Lease Commitments

Lease expense for railcar equipment leased-in under non-cancelable leases was $6.8 million, $6.7 million and $6.0 million for the years ended August 31, 2014, 2013 and 2012. Aggregate minimum future amounts payable under these non-cancelable railcar equipment leases are as follows:

(In thousands)
Year ending August 31,
2015	$6,007
2016	2,093
2017	1,569
2018	1,052
2019	–
Thereafter	–

$10,721

The Greenbrier Companies 2014 Annual Report	67

Operating leases for domestic railcar repair facilities, office space and certain manufacturing and office equipment expire at various dates through September 2022. Rental expense for facilities, office space and equipment was $12.3 million, $13.1 million and $14.1 million for the years ended August 31, 2014, 2013 and 2012. Aggregate minimum future amounts payable under these non-cancelable operating leases are as follows:

(In thousands)
Year ending August 31,
2015	$4,928
2016	2,951
2017	2,835
2018	2,170
2019	1,610
Thereafter	2,305

$16,799

Note 22 - Commitments and Contingencies

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

In December 2000, the U.S. Environmental Protection Agency (EPA) classified portions of the Willamette River bed known as the Portland Harbor, including the portion fronting the Company’s manufacturing facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the “Portland Harbor Site”). The Company and more than 140 other parties, have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company (the “Lower Willamette Group” or “LWG”), have signed an Administrative Order on Consent (“AOC”) to perform a remedial investigation/feasibility study (“RI/FS”) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The EPA-mandated RI/FS is being conducted by the LWG and has cost over $110 million during a 14-year period. The Company has agreed to initially bear a percentage of the total costs incurred by the LWG in connection with the investigation. The Company’s aggregate expenditure has not been material during the 14-year period. Some or all of any such outlay may be recoverable from other responsible parties. EPA expects the investigation to continue until 2017.

Eighty-three parties, including the State of Oregon and the federal government, have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately 110 additional parties have signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc.et al, US District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has now been stayed by the court, pending completion of the RI/FS. Although, as described below, the draft feasibility study has been submitted, the RI/FS will not be complete until the EPA approves it, which is not likely to occur until at least 2016.

A draft of the remedial investigation study was submitted to the EPA on October 27, 2009. The draft feasibility study was submitted to the EPA on March 30, 2012. The draft feasibility study evaluates several alternative cleanup approaches. The approaches submitted would take from 2 to 28 years with costs ranging from

68	The Greenbrier Companies 2014 Annual Report

$169 million to $1.8 billion for cleanup of the entire Portland Harbor Site, depending primarily on the selected remedial action levels. The draft feasibility study suggests costs ranging from $9 million to $163 million for cleanup of the area of the Willamette River adjacent to the Company’s Portland, Oregon manufacturing facility, depending primarily on the selected remedial action level.

The draft feasibility study does not address responsibility for the costs of clean-up or allocate such costs among the potentially responsible parties, or define precise boundaries for the cleanup. Responsibility for funding and implementing the EPA’s selected cleanup will be determined after the issuance of the Record of Decision, currently scheduled by EPA for 2017. Based on the investigation to date, the Company believes that it did not contribute in any material way to contamination in the river sediments or the damage of natural resources in the Portland Harbor Site and that the damage in the area of the Portland Harbor Site adjacent to its property precedes its ownership of the Portland, Oregon manufacturing facility. Because these environmental investigations are still underway, sufficient information is currently not available to determine the Company’s liability, if any, for the cost of any required remediation or restoration of the Portland Harbor Site or to estimate a range of potential loss. Based on the results of the pending investigations and future assessments of natural resource damages, the Company may be required to incur costs associated with additional phases of investigation or remedial action, and may be liable for damages to natural resources. In addition, the Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways in Portland, Oregon, on the Willamette River, and the river’s classification as a Superfund site could result in some limitations on future dredging and launch activities. Any of these matters could adversely affect the Company’s business and Consolidated Financial Statements, or the value of its Portland property.

The Company has also signed an Order on Consent with DEQ to finalize the investigation of potential onsite sources of contamination that may have a release pathway to the Willamette River. Interim precautionary measures are also required in the order and the Company is currently discussing with the DEQ potential remedial actions which may be required. Our aggregate expenditure has not been material during the 14-year period, however the Company could incur significant expenses for remediation. Some or all of any such outlay may be recoverable from other responsible parties.

On October 13, 2014, the Company disclosed that during September 2014, it received various complaints through its whistleblower hotline concerning alleged misconduct involving a senior employee at its Concarril manufacturing facility in Sahagun, Mexico. The Company has retained outside counsel to conduct an independent investigation of the matter, and has placed the employee on a paid leave of absence. In addition, the Company voluntarily contacted the United States Securities and Exchange Commission and the United States Department of Justice to advise both agencies that an independent investigation was underway. The investigation is at an early stage, but information developed to date suggests that there may have been conflicts of interest in connection with procurement of supplies and materials at the Concarril facility, and inappropriate personal use of Company assets and resources. Although the investigation is at an early stage, based on information developed to date, the Company believes that the alleged misconduct does not involve its other operations, or executive officers or other senior managers and that the alleged misconduct did not have a material impact on its financial condition or results of operations.

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

In accordance with customary business practices in Europe, the Company has $4.0 million in bank and third party warranty and performance guarantee facilities, all of which have been utilized as of August 31, 2014. To date no amounts have been drawn under these guarantee facilities.

As of August 31, 2014, the Mexican joint venture had $14.6 million of third party debt outstanding, for which the Company and its joint venture partner had each guaranteed approximately $10.8 million.

As of August 31, 2014, the Company had outstanding letters of credit aggregating $9.6 million associated with performance guarantees, facility leases and workers compensation insurance.

The Greenbrier Companies 2014 Annual Report	69

On July 18, 2014, the Company and Watco contributed its respective repair, refurbishment and retrofitting operations to GBW, an unconsolidated 50/50 joint venture. The Company made a $10 million cash contribution at closing and an additional $2.5 million cash contribution in August 2014. The Company is likely to make additional capital contributions or loans to GBW in the future including an additional $2.5 million capital contribution which has already been committed.

Note 23 - Fair Value of Financial Instruments

The estimated fair values of financial instruments and the methods and assumptions used to estimate such fair values are as follows:

(In thousands)	Carrying Amount	Estimated Fair Value
Notes payable as of August 31, 2014	$445,091	$654,458
Notes payable as of August 31, 2013	$373,889	$324,631

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

Note 24 - Fair Value Measures

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

Level 1 -	observable inputs such as unadjusted quoted prices in active markets for identical instruments;
Level 2 -	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and
Level 3 -	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2014 are:

(In thousands)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$200	$–	$200	$–
Nonqualified savings plan investments	10,223	10,223	–	–
Cash equivalents	35,036	35,036	–	–

	$45,459	$45,259	$200	$–

Liabilities:
Derivative financial instruments	$1,995	$–	$1,995	$–

(1)	Level 2 assets include derivative financial instruments which are valued based on significant observable inputs. See Note 14 Derivative Instruments for further discussion.

Assets or liabilities measured at fair value on a nonrecurring basis as of August 31, 2014 are:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Goodwill	$43,265	$–	$–	$43,265

70	The Greenbrier Companies 2014 Annual Report

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2013 are:

(In thousands)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$1,042	$–	$1,042	$–
Nonqualified savings plan investments	7,687	7,687	–	–
Cash equivalents	1,004	1,004	–	–

	$9,733	$8,691	$1,042	$–

Liabilities:
Derivative financial instruments	$1,632	$–	$1,632	$–

(1)	Level 2 assets include derivative financial instruments which are valued based on significant observable inputs. See Note 14 Derivative Instruments for further discussion.

Assets or liabilities measured at fair value on a nonrecurring basis as of August 31, 2013 are:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Goodwill	$57,416	$–	$–	$57,416

Note 25 - Variable Interest Entities

In May 2013, the Company purchased an 8% interest in an entity that owns a portfolio of railcar assets that are leased to third parties; the remaining 92% is owned by a third party. During the year ended August 31, 2014, the Company sold 204 railcars to this entity for $16.0 million resulting in a total of 468 railcars manufactured by the Company and subject to operating leases sold for $39.2 million to this entity as of August 31, 2014.

As of August 31, 2014 and 2013, the carrying amount of the Company’s investment in this entity is $3.1 million and $1.9 million which is recorded in Intangibles and other assets, net on the Consolidated Balance Sheets.

Note 26 - Guarantor/Non Guarantor

The convertible senior notes due 2026 (the “Notes”) issued on May 22, 2006 are fully and unconditionally and jointly and severally guaranteed by substantially all of Greenbrier’s material 100% owned U.S. subsidiaries: Autostack Company LLC, Greenbrier-Concarril, LLC, Greenbrier Leasing Company LLC, Greenbrier Leasing Limited Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing, L.P., Greenbrier Railcar LLC, Gunderson LLC, Gunderson Marine LLC, Gunderson Rail Services LLC, Meridian Rail Holding Corp., Meridian Rail Acquisition Corp., Meridian Rail Mexico City Corp., Brandon Railroad LLC, Gunderson Specialty Products, LLC, Greenbrier Railcar Leasing, Inc and GBW Railcar Holdings, LLC. No other subsidiaries guarantee the Notes including Greenbrier Union Holdings I LLC, Greenbrier MUL Holdings I LLC, Greenbrier Leasing Limited, Greenbrier Europe B.V., Greenbrier Germany GmbH, WagonySwidnica S.A., Zaklad Naprawczy Taboru Kolejowego Olawa sp. z o.o., Zaklad Transportu Kolejowego SIARKOPOL sp. z o.o., Gunderson-Concarril, S.A. de C.V., Greenbrier Rail Services Canada, Inc., Mexico Meridianrail Services, S.A. de C.V., Greenbrier Railcar Services – Tierra Blanca S.A. de C.V., YSD Doors, S.A. de C.V., Gunderson-Gimsa S.A. de C.V., Greenbrier, S.A. de C.V. and Greenbrier-Gimsa, LLC.

The following represents the supplemental consolidating condensed financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of August 31, 2014 and 2013 and for the years ended August 31, 2014, 2013 and 2012. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

The Greenbrier Companies 2014 Annual Report	71

The Greenbrier Companies, Inc.

Condensed Consolidating Balance Sheet

As of August 31, 2014

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$149,747	$112	$35,057	$–	$184,916
Restricted cash	–	13,238	6,902	–	20,140
Accounts receivable, net	626	474,409	62,421	(337,777)	199,679
Inventories	–	113,117	192,634	(95)	305,656
Leased railcars for syndication	–	128,965	–	(3,115)	125,850
Equipment on operating leases, net	–	257,415	3,613	(2,180)	258,848
Property, plant and equipment, net	6,220	102,972	134,506	–	243,698
Investment in unconsolidated affiliates	910,732	143,768	3,961	(989,102)	69,359
Goodwill	–	43,265	–	–	43,265
Intangibles and other assets, net	17,031	45,013	14,221	(10,508)	65,757

	$1,084,356	$1,322,274	$453,315	$(1,342,777)	$1,517,168

Liabilities and Equity
Revolving notes	$–	$–	$13,081	$–	$13,081
Accounts payable and accrued liabilities	315,879	221,863	185,335	(339,788)	383,289
Deferred income taxes	12,109	80,489	–	(11,215)	81,383
Deferred revenue	122	19,950	487	44	20,603
Notes payable	244,856	198,705	1,530	–	445,091
Total equity Greenbrier	511,390	801,267	190,861	(992,128)	511,390
Noncontrolling interest	–	–	62,021	310	62,331

Total equity	511,390	801,267	252,882	(991,818)	573,721

	$1,084,356	$1,322,274	$453,315	$(1,342,777)	$1,517,168

72	The Greenbrier Companies 2014 Annual Report

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the year ended August 31, 2014

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$–	$887,252	$1,419,143	$(681,479)	$1,624,916
Wheels, Repair & Parts	–	502,210	–	(6,583)	495,627
Leasing & Services	1,256	81,546	2	615	83,419

	1,256	1,471,008	1,419,145	(687,447)	2,203,962
Cost of revenue
Manufacturing	–	792,267	1,257,953	(676,212)	1,374,008
Wheels, Repair & Parts	–	470,521	–	(6,583)	463,938
Leasing & Services	–	43,878	–	(82)	43,796

	–	1,306,666	1,257,953	(682,877)	1,881,742
Margin	1,256	164,342	161,192	(4,570)	322,220
Selling and administrative	45,621	41,001	38,063	585	125,270
Net gain on disposition of equipment	–	(13,905)	(820)	(314)	(15,039)
Gain on contribution to joint venture	–	(29,006)	–	–	(29,006)
Restructuring charges	–	1,475	–	–	1,475

Earnings (loss) from operations	(44,365)	164,777	123,949	(4,841)	239,520
Other costs
Interest and foreign exchange	11,654	4,774	2,267	–	18,695

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(56,019)	160,003	121,682	(4,841)	220,825
Income tax (expense) benefit	7,563	(55,382)	(26,170)	1,588	(72,401)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(48,456)	104,621	95,512	(3,253)	148,424
Earnings (loss) from unconsolidated affiliates	160,375	18,739	166	(177,925)	1,355

Net earnings (loss)	111,919	123,360	95,678	(181,178)	149,779
Net (earnings) loss attributable to noncontrolling interest	–	–	(40,634)	2,774	(37,860)

Net earnings (loss) attributable to Greenbrier	$111,919	$123,360	$55,044	$(178,404)	$111,919

The Greenbrier Companies 2014 Annual Report	73

The Greenbrier Companies, Inc.

Consolidating Statement of Comprehensive Income (Loss)

For the year ended August 31, 2014

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$111,919	$123,360	$95,678	$(181,178)	$149,779
Other comprehensive income (loss)
Translation adjustment	–	–	116	–	116
Reclassification of derivative financial instruments recognized in net earnings (loss)	–	1,071	(600)	–	471
Unrealized gain (loss) on derivative financial instruments	–	(1,105)	86	–	(1,019)
Other (net of tax effect)	–	–	10	–	10

	–	(34)	(388)	–	(422)

Comprehensive income (loss)	111,919	123,326	95,290	(181,178)	149,357
Comprehensive (income) loss attributable to noncontrolling interest	–	–	(40,640)	2,774	(37,866)

Comprehensive income (loss) attributable to Greenbrier	$111,919	$123,326	$54,650	$(178,404)	$111,491

74	The Greenbrier Companies 2014 Annual Report

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the year ended August 31, 2014

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$111,919	$123,360	$95,678	$(181,178)	$149,779
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	4,016	(6,121)	(2,582)	–	(4,687)
Depreciation and amortization	1,875	27,259	11,370	(82)	40,422
Net gain on disposition of equipment	–	(13,905)	(820)	(314)	(15,039)
Stock based compensation expense	11,285	–	–	–	11,285
Gain on contribution to joint venture	–	(29,006)	–	–	(29,006)
Other	–	388	189	2,773	3,350
Decrease (increase) in assets:
Accounts receivable, net	36,996	(11,493)	(11,679)	(37,573)	(23,749)
Inventories	–	16,920	(26,595)	–	(9,675)
Leased railcars for syndication	–	(60,547)	–	2,768	(57,779)
Other	(935)	53,889	(4,424)	(52,599)	(4,069)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(44,631)	45,953	26,483	35,557	63,362
Deferred revenue	(33)	11,355	389	2	11,713

Net cash provided by (used in) operating activities	120,492	158,052	88,009	(230,646)	135,907

Cash flows from investing activities:
Proceeds from sales of assets	–	53,229	1,006	–	54,235
Capital expenditures	(4,125)	(16,636)	(49,470)	4	(70,227)
Increase in restricted cash	–	(331)	(2)	–	(333)
Investment in and net advances to unconsolidated affiliates	(169,584)	(73,558)	(1,253)	230,642	(13,753)

Net cash provided by (used in) investing activities	(173,709)	(37,296)	(49,719)	230,646	(30,078)

Cash flows from financing activities:
Proceeds from revolving notes with maturities longer than 90 days	–	–	37,819	–	37,819
Repayment of revolving notes with maturities longer than 90 days	–	–	(72,947)	–	(72,947)
Proceeds from issuance of notes payable	–	200,000	–	–	200,000
Repayments of notes payable	–	(128,157)	(640)	–	(128,797)
Debt issuance costs	–	(382)	–	–	(382)
Increase in restricted cash	–	(11,000)	–	–	(11,000)
Intercompany advances	177,395	(181,161)	3,766	–	–
Repurchase of stock	(33,583)	–	–	–	(33,583)
Dividends	(4,123)	–	–	–	(4,123)
Cash distribution to joint venture partner	–	–	(5,076)		(5,076)
Investment by joint venture partner			419		419
Excess tax benefit from restricted stock awards	109	–	–	–	109

Net cash provided by (used in) financing activities	139,798	(120,700)	(36,659)	–	(17,561)

Effect of exchange rate changes	(7)	31	(811)	–	(787)
Increase in cash and cash equivalents	86,574	87	820	–	87,481
Cash and cash equivalents
Beginning of period	63,173	25	34,237	–	97,435

End of period	$149,747	$112	$35,057	$–	$184,916

The Greenbrier Companies 2014 Annual Report	75

The Greenbrier Companies, Inc.

Condensed Consolidating Balance Sheet

As of August 31, 2013

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$63,173	$25	$34,237	$–	$97,435
Restricted cash	–	1,907	6,900	–	8,807
Accounts receivable, net	37,623	217,268	54,412	(154,455)	154,848
Inventories	–	151,023	165,855	(95)	316,783
Leased railcars for syndication	–	68,827	–	(347)	68,480
Equipment on operating leases, net	–	304,234	3,809	(2,575)	305,468
Property, plant and equipment, net	2,112	103,315	96,106	–	201,533
Investment in unconsolidated affiliates	700,344	68,728	2,824	(761,157)	10,739
Goodwill	–	57,416	–	–	57,416
Intangibles and other assets, net	15,685	49,813	10,691	(7,957)	68,232

	$818,937	$1,022,556	$374,834	$(926,586)	$1,289,741

Liabilities and Equity
Revolving notes	$–	$–	$48,209	$–	$48,209
Accounts payable and accrued liabilities	137,631	178,662	154,096	(154,451)	315,938
Deferred income taxes	8,093	86,610	–	(8,663)	86,040
Deferred revenue	155	8,546	98	39	8,838
Notes payable	244,856	126,863	2,170	–	373,889
Total equity Greenbrier	428,202	621,875	141,945	(763,820)	428,202
Noncontrolling interest	–	–	28,316	309	28,625

Total equity	428,202	621,875	170,261	(763,511)	456,827

	$818,937	$1,022,556	$374,834	$(926,586)	$1,289,741

76	The Greenbrier Companies 2014 Annual Report

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the year ended August 31, 2013

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$–	$666,171	$1,001,017	$(451,454)	$1,215,734
Wheels, Repair & Parts	–	480,849	–	(11,627)	469,222
Leasing & Services	806	70,672	1	(17)	71,462

	806	1,217,692	1,001,018	(463,098)	1,756,418
Cost of revenue
Manufacturing	–	610,379	928,461	(455,951)	1,082,889
Wheels, Repair & Parts	–	443,337	–	(11,836)	431,501
Leasing & Services	–	35,754	–	(99)	35,655

	–	1,089,470	928,461	(467,886)	1,550,045
Margin	806	128,222	72,557	4,788	206,373
Selling and administrative	38,636	30,937	33,602	–	103,175
Net gain on disposition of equipment	–	(16,238)	(1,276)	(558)	(18,072)
Goodwill impairment	–	76,900	–	–	76,900
Restructuring charges	–	2,719	–	–	2,719

Earnings (loss) from operations	(37,830)	33,904	40,231	5,346	41,651
Other costs
Interest and foreign exchange	15,358	3,901	3,100	(201)	22,158

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(53,188)	30,003	37,131	5,547	19,493
Income tax (expense) benefit	21,367	(36,202)	(9,067)	(1,158)	(25,060)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(31,821)	(6,199)	28,064	4,389	(5,567)
Earnings (loss) from unconsolidated affiliates	20,773	11,532	45	(32,164)	186

Net earnings (loss)	(11,048)	5,333	28,109	(27,775)	(5,381)
Net (earnings) loss attributable to noncontrolling interest	–	–	(3,946)	(1,721)	(5,667)

Net earnings (loss) attributable to Greenbrier	$(11,048)	$5,333	$24,163	$(29,496)	$(11,048)

The Greenbrier Companies 2014 Annual Report	77

The Greenbrier Companies, Inc.

Consolidating Statement of Comprehensive Income (Loss)

For the year ended August 31, 2013

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$(11,048)	$5,333	$28,109	$(27,775)	$(5,381)
Other comprehensive income (loss)
Translation adjustment	–	(34)	1,090	–	1,056
Reclassification of derivative financial instruments recognized in net earnings (loss)	–	1,197	(1,758)	–	(561)
Unrealized loss on derivative financial instruments	–	(202)	(197)	–	(399)
Other (net of tax effect)	–	–	(203)	–	(203)

	–	961	(1,068)	–	(107)

Comprehensive income (loss)	(11,048)	6,294	27,041	(27,775)	(5,488)
Comprehensive (income) loss attributable to noncontrolling interest	–	–	(3,974)	(1,721)	(5,695)

Comprehensive income (loss) attributable to Greenbrier	$(11,048)	$6,294	$23,067	$(29,496)	$(11,183)

78	The Greenbrier Companies 2014 Annual Report

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the year ended August 31, 2013

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(11,048)	$5,333	$28,109	$(27,775)	$(5,381)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(1,005)	(9,983)	(611)	1,937	(9,662)
Depreciation and amortization	2,124	29,688	9,734	(99)	41,447
Net gain on disposition of equipment	–	(16,238)	(1,276)	(558)	(18,072)
Accretion of debt discount	2,455	–	–	–	2,455
Stock based compensation expense	6,196	106	–	–	6,302
Goodwill impairment	–	76,900	–	–	76,900
Other	–	1,160	(70)	(2,145)	(1,055)
Decrease (increase) in assets:
Accounts receivable, net	15,704	(360)	(6,140)	(16,527)	(7,323)
Inventories	–	4,975	14,280	(210)	19,045
Leased railcars for syndication	–	25,325	–	(2,444)	22,881
Other	272	416	28,400	(28,119)	969
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(626)	(27,742)	(3,200)	16,139	(15,429)
Deferred revenue	(154)	(7,505)	(836)	10	(8,485)

Net cash provided by (used in) operating activities	13,918	82,075	68,390	(59,791)	104,592

Cash flows from investing activities:
Proceeds from sales of assets	–	74,545	793	–	75,338
Capital expenditures	(515)	(28,586)	(32,017)	291	(60,827)
Decrease (increase) in restricted cash	–	139	(2,669)	–	(2,530)
Investment in and advances to unconsolidated affiliates	(28,175)	(31,325)	(2,240)	59,500	(2,240)
Other	–	–	(3,582)	–	(3,582)

Net cash provided by (used in) investing activities	(28,690)	14,773	(39,715)	59,791	6,159

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	–	–	(16,396)	–	(16,396)
Proceeds from revolving notes with maturities longer than 90 days	–	–	38,177	–	38,177
Repayment of revolving notes with maturities longer than 90 days	–	–	(34,966)	–	(34,966)
Intercompany advances	95,598	(93,991)	(1,607)	–	–
Proceeds from issuance of notes payable	–	–	2,186	–	2,186
Repayments of notes payable	(52,868)	(4,090)	(1,873)	–	(58,831)
Investment by joint venture partner	–	–	3,206	–	3,206
Excess tax benefit from restricted stock awards	900	–	–	–	900
Other	(8)	–	–	–	(8)

Net cash provided by (used in) financing activities	43,622	(98,081)	(11,273)	–	(65,732)

Effect of exchange rate changes	–	964	(2,119)	–	(1,155)
Increase (decrease) in cash and cash equivalents	28,850	(269)	15,283	–	43,864
Cash and cash equivalents
Beginning of period	34,323	294	18,954	–	53,571

End of period	$63,173	$25	$34,237	$–	$97,435

The Greenbrier Companies 2014 Annual Report	79

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the year ended August 31, 2012

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$–	$809,629	$1,057,996	$(613,661)	$1,253,964
Wheels, Repair & Parts	–	494,359	–	(12,494)	481,865
Leasing & Services	1,102	71,382	–	(597)	71,887

	1,102	1,375,370	1,057,996	(626,752)	1,807,716
Cost of revenue
Manufacturing	–	730,850	996,591	(605,057)	1,122,384
Wheels, Repair & Parts	–	446,034	–	(12,493)	433,541
Leasing & Services	–	37,450	–	(79)	37,371

	–	1,214,334	996,591	(617,629)	1,593,296
Margin	1,102	161,036	61,405	(9,123)	214,420
Selling and administrative	42,486	29,383	32,727	–	104,596
Net gain on disposition of equipment	–	(8,963)	–	(1)	(8,964)

Earnings (loss) from operations	(41,384)	140,616	28,678	(9,122)	118,788
Other costs
Interest and foreign exchange	18,839	3,754	3,336	(1,120)	24,809

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(60,223)	136,862	25,342	(8,002)	93,979
Income tax (expense) benefit	21,560	(51,655)	(4,362)	2,064	(32,393)

	(38,663)	85,207	20,980	(5,938)	61,586
Earnings (loss) from unconsolidated affiliates	97,371	(537)	(1)	(97,249)	(416)

Net earnings (loss)	58,708	84,670	20,979	(103,187)	61,170
Net loss (earnings) attributable to noncontrolling interest	–	–	(5,574)	3,112	(2,462)

Net earnings (loss) attributable to Greenbrier	$58,708	$84,670	$15,405	$(100,075)	$58,708

80	The Greenbrier Companies 2014 Annual Report

The Greenbrier Companies, Inc.

Consolidating Statement of Comprehensive Income (Loss)

For the year ended August 31, 2012

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$58,708	$84,670	$20,979	$(103,187)	$61,170
Other comprehensive income (loss)
Translation adjustment	11	(367)	(3,812)	–	(4,168)
Reclassification of derivative financial instruments recognized in net earnings (loss)	–	1,025	3,963	–	4,988
Unrealized gain (loss) on derivative financial instruments	–	(122)	830	–	708
Other (net of tax effect)	–	–	(130)	–	(130)

	11	536	851	–	1,398

Comprehensive income (loss)	58,719	85,206	21,830	(103,187)	62,568
Comprehensive (income) loss attributable to noncontrolling interest	–	–	(5,446)	3,112	(2,334)

Comprehensive income (loss) attributable to Greenbrier	$58,719	$85,206	$16,384	$(100,075)	$60,234

The Greenbrier Companies 2014 Annual Report	81

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the year ended August 31, 2012

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$58,708	$84,670	$20,979	$(103,187)	$61,170
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	23,749	(7,548)	(2,520)	(2,064)	11,617
Depreciation and amortization	2,596	31,618	8,236	(79)	42,371
Net gain on disposition of equipment	–	(8,963)	–	(1)	(8,964)
Accretion of debt discount	3,259	–	–	–	3,259
Stock based compensation expense	8,757	–	–	–	8,757
Other	–	1,024	37	3,844	4,905
Decrease (increase) in assets:
Accounts receivable, net	13,197	44,373	(20,223)	416	37,763
Inventories	–	3,395	313	1	3,709
Leased railcars for syndication	–	(78,863)	–	2,792	(76,071)
Other	1,847	(393)	4,878	(6,332)	–
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(43,798)	55,609	4,448	(23)	16,236
Deferred revenue	(155)	10,711	735	13	11,304

Net cash provided by (used in) operating activities	68,160	135,633	16,883	(104,620)	116,056

Cash flows from investing activities:
Proceeds from sales of equipment	–	33,560	–	–	33,560
Capital expenditures	(709)	(89,531)	(28,684)	1,039	(117,885)
Decrease (increase) in restricted cash	–	66	(4,230)	–	(4,164)
Investment in and net advances to unconsolidated affiliates	(103,703)	230	(614)	103,581	(506)
Intercompany advances	19,092	–	–	(19,092)	–
Other	–	48	–	–	48

Net cash provided by (used in) investing Activities	(85,320)	(55,627)	(33,528)	85,528	(88,947)

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	(60,000)	–	2,698	–	(57,302)
Proceeds from revolving notes with maturities longer than 90 days	–	–	63,773	–	63,773
Repayment of revolving notes with maturities longer than 90 days	–	–	(33,934)	–	(33,934)
Intercompany advances	76,476	(76,936)	(18,632)	19,092	–
Proceeds from issuance of notes Payable	–	250	2,500	–	2,750
Repayments of notes payable	–	(4,166)	(2,904)	–	(7,070)
Investment by joint venture partner	–	–	1,362	–	1,362
Excess tax benefit from restricted stock awards	1,627	–	–	–	1,627

Net cash provided by (used in) financing activities	18,103	(80,852)	14,863	19,092	(28,794)

Effect of exchange rate changes	12	611	4,411	–	5,034
Increase (decrease) in cash and cash equivalents	955	(235)	2,629	–	3,349
Cash and cash equivalents
Beginning of period	33,368	529	16,325	–	50,222

End of period	$34,323	$294	$18,954	$–	$53,571

82	The Greenbrier Companies 2014 Annual Report

Quarterly Results of Operations (Unaudited)

(In thousands, except per share amount)	First	Second	Third	Fourth	Total
2014
Revenue
Manufacturing	$359,473	$347,755	$425,583	$492,105	$1,624,916
Wheels, Repair & Parts	113,401	136,540	140,663	105,023	495,627
Leasing & Services	17,481	17,921	27,039	20,978	83,419

	490,355	502,216	593,285	618,106	2,203,962
Cost of revenue
Manufacturing	311,440	306,572	351,829	404,167	1,374,008
Wheels, Repair & Parts	107,975	127,940	129,825	98,198	463,938
Leasing & Services	9,381	9,853	14,856	9,706	43,796

	428,796	444,365	496,510	512,071	1,881,742

Margin	61,559	57,851	96,775	106,035	322,220
Selling and administrative	26,109	28,125	34,800	36,236	125,270
Net gain on disposition of equipment	(3,651)	(5,416)	(5,619)	(353)	(15,039)
Gain on contribution to joint venture	–	–	–	(29,006)	(29,006)
Restructuring charges	879	540	56	–	1,475

Earnings from operations	38,222	34,602	67,538	99,158	239,520

Other costs
Interest and foreign exchange	4,744	4,099	5,437	4,415	18,695

Earnings before income tax and earnings (loss) from unconsolidated affiliates	33,478	30,503	62,101	94,743	220,825

Income tax expense	(10,522)	(9,883)	(16,303)	(35,693)	(72,401)

Earnings (loss) from unconsolidated affiliates	41	(67)	298	1,083	1,355

Net earnings	22,997	20,553	46,096	60,133	149,779
Net earnings attributable to noncontrolling interest	(7,609)	(4,966)	(12,508)	(12,777)	(37,860)

Net earnings attributable to Greenbrier	$15,388	$15,587	$33,588	$47,356	$111,919

Basic earnings per common share: (1)	$0.54	$0.55	$1.20	$1.69	$3.97
Diluted earnings per common share: (1)	$0.49	$0.50	$1.03	$1.43	$3.44

(1)

Quarterly amounts do not total to the year to date amount as each period is calculated discretely. Diluted earnings per common share includes the dilutive effect of the 2026 Convertible Notes using the treasury stock method when dilutive and the dilutive effect of shares underlying the 2018 Convertible Notes using the “if converted” method in which debt issuance and interest costs, net of tax, were added back to net earnings.

The Greenbrier Companies 2014 Annual Report	83

Quarterly Results of Operations (Unaudited)

(In thousands, except per share amount)	First	Second	Third	Fourth	Total
2013
Revenue
Manufacturing	$285,368	$294,047	$284,591	$351,728	$1,215,734
Wheels, Repair & Parts	112,100	111,952	131,167	114,003	469,222
Leasing & Services	17,906	17,167	17,905	18,484	71,462

	415,374	423,166	433,663	484,215	1,756,418
Cost of revenue
Manufacturing	258,492	262,650	253,360	308,387	1,082,889
Wheels, Repair & Parts	101,476	103,134	120,476	106,415	431,501
Leasing & Services	7,627	9,107	9,808	9,113	35,655

	367,595	374,891	383,644	423,915	1,550,045

Margin	47,779	48,275	50,019	60,300	206,373
Selling and administrative	26,100	24,942	25,322	26,811	103,175
Net gain on disposition of equipment	(1,408)	(3,076)	(5,131)	(8,457)	(18,072)
Goodwill impairment	–	–	76,900	–	76,900
Restructuring charges	–	–	–	2,719	2,719

Earnings (loss) from operations	23,087	26,409	(47,072)	39,227	41,651

Other costs
Interest and foreign exchange	5,900	6,322	5,905	4,031	22,158

Earnings (loss) before income tax and earnings (loss) from unconsolidated affiliates	17,187	20,087	(52,977)	35,196	19,493

Income tax expense	(4,586)	(5,590)	(2,729)	(12,155)	(25,060)

Earnings (loss) from unconsolidated affiliates	(40)	(105)	82	249	186

Net earnings (loss)	12,561	14,392	(55,624)	23,290	(5,381)
Net earnings attributable to noncontrolling interest	(2,134)	(553)	(406)	(2,574)	(5,667)

Net earnings (loss) attributable to Greenbrier	$10,427	$13,839	$(56,030)	$20,716	$(11,048)

Basic earnings (loss) per common share: (1)	$0.38	$0.51	$(2.10)	$0.74	$(0.41)
Diluted earnings (loss) per common share: (1)	$0.35	$0.45	$(2.10)	$0.64	$(0.41)

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

84	The Greenbrier Companies 2014 Annual Report

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of The Greenbrier Companies, Inc. together with its consolidated subsidiaries (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of the end of the Company’s 2014 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of August 31, 2014 is effective.

Our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting, as stated in their attestation report, which is included at the end of Part II, Item 9A of this Form 10-K.

The Greenbrier Companies 2014 Annual Report	85

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

86	The Greenbrier Companies 2014 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Greenbrier Companies, Inc.

We have audited The Greenbrier Companies, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the years in the three-year period ended August 31, 2014, and our report dated October 30, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

October 30, 2014

The Greenbrier Companies 2014 Annual Report	87

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There is hereby incorporated by reference the information under the captions “Election of Directors,” “Board Committees, Meetings and Charters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers of the Company” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2014.

Item 11.	EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption “Executive Compensation” and “Compensation Committee Report” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2014.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

There is hereby incorporated by reference the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2014.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There is hereby incorporated by reference the information under the caption “Transactions with Related Persons” and “Independence of Directors” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2014.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

There is hereby incorporated by reference the information under the caption “Ratification of Appointment of Auditors” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s year ended August 31, 2014.

88	The Greenbrier Companies 2014 Annual Report

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

See Consolidated Financial Statements in Item 8

(a)	(2) Financial Statements Schedule*

*

All other schedules have been omitted because they are inapplicable, not required or because the information is given in the Consolidated Financial Statements or notes thereto. This supplemental schedule should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this report.

(a)	(3) The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Registrant’s Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed April 5, 2006.

3.2	Articles of Merger amending the Registrant’s Articles of Incorporation are incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q filed April 5, 2006.

3.3	Registrant’s Bylaws, as amended January 11, 2006, are incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form 10-Q filed April 5, 2006.

3.4	Amendment to the Registrant’s Bylaws, dated October 31, 2006, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 6, 2006.

3.5	Amendment to the Registrant’s Bylaws, dated January 8, 2008, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 8, 2007.

3.6	Amendment to the Registrant’s Bylaws, dated April 8, 2008, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed April 11, 2008.

3.7	Amendment to the Registrant’s Bylaws, dated April 7, 2009, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed April 13, 2009.

3.8	Amendment to the Registrant’s Bylaws, dated June 8, 2009, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed June 10, 2009.

3.9	Amendment to the Registrant’s Bylaws, dated June 10, 2009, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed June 12, 2009.

3.10	Amendment to the Registrant’s Bylaws, dated October 30, 2012, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 5, 2012.

3.11	Amendment to the Registrant’s Bylaws, dated January 9, 2013, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed January 15, 2013.

3.12	Amendment to the Registrant’s Bylaws, dated October 29, 2013, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed October 31, 2013.

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

The Greenbrier Companies 2014 Annual Report	89

4.4

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

10.7

Amendment No. 3, dated March 20, 2014, to the Second Amended and Restated Credit Agreement among the Registrant, Bank of America, N.A., as Administrative Agent, Union Bank, National Association, as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager, and the lenders identified therein, dated as of June 30, 2011, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed April 3, 2014.

10.8

Amendment No. 4, dated July 18, 2014, to the Second Amended and Restated Credit Agreement among the Registrant, Bank of America, N.A., as Administrative Agent, Union Bank, National Association, as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager, and the lenders identified therein, dated as of June 30, 2011, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed July 24, 2014.

10.9*

Amended and Restated Employment Agreement between the Registrant and Mr. William A. Furman, dated August 28, 2012, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed January 9, 2013.

10.10*

Form of Amended and Restated Employment Agreement between the Registrant and certain of its executive officers, as amended and restated on August 28, 2012, is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed November 1, 2012.

90	The Greenbrier Companies 2014 Annual Report

10.11*

Amendment No. 1 to Form of Amended and Restated Employment Agreement between the Registrant and certain of its executive officers, as amended and restated on August 28, 2012, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed January 8, 2014.

10.12*

Form of Agreement concerning Indemnification and Related Matters (Directors) between Registrant and its directors is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed November 10, 2008.

10.13*

Form of Agreement concerning Indemnification and Related Matters (Officers) between Registrant and its officers is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed April 4, 2013.

10.14*

Consulting Agreement between A. Daniel O’Neal Jr. and Greenbrier Leasing Company LLC, dated December 31, 2010, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 7, 2011.

10.15*

Consulting Agreement between C. Bruce Ward and Greenbrier Leasing Corporation, dated March 31, 2005 and as amended on January 1, 2007, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed December 13, 2010.

10.16*	Consulting Agreement between Timothy A. Stuckey and the Registrant, dated June 30, 2013, is incorporated herein by reference to Exhibit 10.13 to the Registrant’s Form 10-K filed October 31, 2013.

10.17*	Form of Change of Control Agreement is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Form 10-K filed November 10, 2008.

10.18*	Form of Change of Control Agreement is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed April 4, 2013.

10.19*

The Greenbrier Companies, Inc. Form of Amendment to Change of Control Agreement, approved on May 28, 2013, is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed June 6, 2013.

10.20*

Second Amended and Restated Change of Control Agreement between the Registrant and William Glenn, dated August 28, 2012, is incorporated herein by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed November 1, 2012.

10.21*

The Greenbrier Companies, Inc. 2010 Amended and Restated Stock Incentive Plan is incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A filed November 24, 2010.

10.22*	Amendment No. 1 to The Greenbrier Companies, Inc. 2010 Amended and Restated Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 4, 2013.

10.23*

Amendment No. 2 to the Greenbrier Companies, Inc. 2010 Amended and Restated Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed January 8, 2014.

10.24*

Form of Director Restricted Share Agreement related to the 2010 Amended and Restated Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed April 7, 2011.

10.25*

Form of Director Restricted Share Agreement related to the 2010 Amended and Restated Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 3, 2014.

10.26*

Form of Director Restricted Share Agreement (2014 Discretionary Director Grants Subject to Shareholder Approval) related to the 2010 Amended and Restated Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed April 3, 2014.

The Greenbrier Companies 2014 Annual Report	91

10.27*

Form of Employee Restricted Share Agreement (time and performance vesting) related to the 2010 Amended and Restated Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed July 8, 2011.

10.28*

Form of Employee Restricted Share Agreement as amended on April 2, 2012 (time and performance vesting) related to the 2010 Amended and Restated Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed June 29, 2012.

10.29*	The Greenbrier Companies, Inc. Nonqualified Deferred Compensation Plan Basic Plan Document is incorporated herein by reference to Exhibit 10.38 to the Registrant’s Form 10-K filed November 4, 2011.

10.30*	The Greenbrier Companies Nonqualified Deferred Compensation Plan Adoption Agreement is incorporated herein by reference to Exhibit 10.39 to the Registrant’s Form 10-K filed November 4, 2011.

10.31*

Amendment No. 1 to the Greenbrier Companies Nonqualified Deferred Compensation Plan Adoption Agreement, dated May 25, 2011, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed July 8, 2011.

10.32*

Amendment No. 2 to the Greenbrier Companies Nonqualified Deferred Compensation Plan Adoption Agreement, dated August 28, 2012, is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Form 10-K filed November 1, 2012.

10.33*

Updated Rabbi Trust Agreements, dated October 1, 2012, related to The Greenbrier Companies, Inc. Nonqualified Deferred Compensation Plan, are incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed January 9, 2013.

10.34*

The Greenbrier Companies Nonqualified Deferred Compensation Plan Adoption Agreement for Directors, dated July 1, 2012, is incorporated herein by reference to Exhibit 10.28 to the Registrant’s Form 10-K filed November 1, 2012.

10.35*

Updated Rabbi Trust Agreements, dated October 1, 2012, related to the Greenbrier Companies, Inc. Nonqualified Deferred Compensation Plan for Directors, are incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed January 9, 2013.

10.36*	The Greenbrier Companies, Inc. Form of Restricted Stock Unit Agreement, approved on May 28, 2013, is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed June 3, 2013.

10.37*	The Greenbrier Companies, Inc. Form of Restricted Stock Unit Agreement, approved on May 5, 2014, is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 9, 2014.

10.38

Railcar Remarketing and Management Agreement between Greenbrier Management Services, LLC and WL Ross-Greenbrier Rail I LLC, dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 3, 2010.**

10.39

Advisory Services Agreement between Greenbrier Leasing Company LLC and WLR-Greenbrier Rail Inc., dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 3, 2010.**

10.40

Contract Placement Agreement between Greenbrier Leasing Company LLC and WLR-Greenbrier Rail Inc., dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed May 3, 2010.**

10.41

Syndication Agreement between Greenbrier Leasing Company LLC and WLR-Greenbrier Rail Inc., dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed May 3, 2010.**

10.42

Amendment to Syndication Agreement between Greenbrier Leasing Company LLC and WLR-Greenbrier Rail Inc., dated as of August 18, 2010, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 20, 2010.

92	The Greenbrier Companies 2014 Annual Report

10.43

Line of Credit Participation Letter Agreement between Greenbrier Leasing Company LLC and WLR-Greenbrier Rail Inc., dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed May 3, 2010.**

10.44	Guaranty of Greenbrier Leasing Company LLC, dated as of April 29, 2010, is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed May 3, 2010.**

10.45	Guaranty of the Greenbrier Companies, Inc., dated as of August 18, 2010, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed August 20, 2010.

10.46

Purchase Agreement among The Greenbrier Companies, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman, Sachs & Co., dated March 30, 2011, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 5, 2011.

10.47

The Greenbrier Companies, Inc. Executive Stock Ownership Guidelines, adopted as of August 28, 2012, are incorporated herein by reference to Exhibit 10.39 to the Registrant’s Form 10-K filed November 1, 2012.

10.48

Contribution Agreement, dated July 18, 2014, by and among Watco Companies, L.L.C., the Registrant, and with respect to Article III and Article IX only, GBW Railcar Services Holdings, L.L.C., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 24, 2014.

10.49

Amended and Restated Limited Liability Company Agreement of GBW Railcar Services Holdings, L.L.C., dated July 18, 2014, by and among the Registrant, Watco Mechanical Services, L.L.C., and Millennium Rail, Inc., is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 24, 2014.

10.50

Credit Agreement, dated March 20, 2014, by and among Greenbrier Leasing Company LLC, an Oregon limited liability company, Bank of America, N.A., as Administrative Agent, Union Bank, N.A., as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager, and the lenders identified therein is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 26, 2014.

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

101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended August 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Equity (v) the Consolidated Statements of Cash Flows; (vi) the Notes to Condensed Consolidated Financial Statements.

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

Note: For all exhibits incorporated by reference, unless otherwise noted above, the SEC file number is 001-13146.

The Greenbrier Companies 2014 Annual Report	93

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Dated: October 30, 2014	By:	/s/ William A. Furman
William A. Furman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ William A. Furman William A. Furman, President, Chief Executive Officer and Chairman of the Board	October 30, 2014

/s/ Duane C. McDougall Duane McDougall, Director	October 30, 2014

/s/ Graeme A. Jack Graeme A. Jack, Director	October 30, 2014

/s/ Victoria McManus Victoria McManus, Director	October 30, 2014

/s/ A. Daniel O’Neal, Jr. A. Daniel O’Neal, Jr., Director	October 30, 2014

/s/ Charles J. Swindells Charles J. Swindells, Director	October 30, 2014

/s/ Wendy L. Teramoto Wendy L. Teramoto, Director	October 30, 2014

/s/ C. Bruce Ward C. Bruce Ward, Director	October 30, 2014

/s/ Donald A. Washburn Donald A. Washburn, Director	October 30, 2014

/s/ Mark J. Rittenbaum Mark J. Rittenbaum, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	October 30, 2014

/s/ Adrian J. Downes Adrian J. Downes, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	October 30, 2014

94	The Greenbrier Companies 2014 Annual Report

CERTIFICATIONS

The Company filed the required 303A.12(a) New York Stock Exchange Certification of its Chief Financial Officer with the New York Stock Exchange with no qualifications following the 2014 Annual Meeting of Shareholders and the Company filed as an exhibit to its Annual Report on Form 10-K for the year ended August 31, 2013, as filed with the Securities and Exchange Commission, a Certification of the Chief Executive Officer and a Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

The Greenbrier Companies 2014 Annual Report	95