Form 10-Q
period 2014-11-30
GREENBRIER COMPANIES INC
filed 2015-01-07
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐     No  ☒

The number of shares of the registrant’s common stock, without par value, outstanding on January 2, 2015 was 26,481,690 shares.

THE GREENBRIER COMPANIES, INC.

Forward-Looking Statements

From time to time, The Greenbrier Companies, Inc. and its subsidiaries (“Greenbrier” or “the Company”) or their representatives have made or may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission, including this filing on Form 10-Q. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

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

•	industry overcapacity and our manufacturing capacity utilization;

•	decreases or write-downs in carrying value of inventory, goodwill, intangibles or other assets due to impairment;

•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

•	changes in future maintenance or warranty requirements;

•	ability to adjust to the cyclical nature of the industries in which we operate;

•	changes in interest rates and financial impacts from interest rates;

•	ability and cost to maintain and renew operating permits;

•	actions or failures to act by various regulatory agencies including potential environmental remediation obligations or changing tank car or other rail car regulation;

•	changes in commodity prices, including oil and gas;

•	risks associated with our intellectual property rights or those of third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;

•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;

•	availability of a trained work force at a reasonable cost and with reasonable terms of employment;

•	availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;

•	failure to successfully integrate joint ventures or acquired businesses;

•	discovery of previously unknown liabilities associated with acquired businesses;

•	failure of or delay in implementing and using new software or other technologies;

•	the impact of cybersecurity risks and the costs of mitigating and responding to a data security breach;

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

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Consolidated Balance Sheets

(In thousands, unaudited)

	November 30, 2014	August 31, 2014
Assets
Cash and cash equivalents	$118,958	$184,916
Restricted cash	9,170	20,140
Accounts receivable, net	191,532	199,679
Inventories	372,039	305,656
Leased railcars for syndication	177,221	125,850
Equipment on operating leases, net	264,615	258,848
Property, plant and equipment, net	258,303	243,698
Investment in unconsolidated affiliates	72,342	69,359
Goodwill	43,265	43,265
Intangibles and other assets, net	61,937	65,757

	$1,569,382	$1,517,168

Liabilities and Equity
Revolving notes	$46,527	$13,081
Accounts payable and accrued liabilities	374,509	383,289
Deferred income taxes	81,808	81,383
Deferred revenue	27,067	20,603
Notes payable	443,303	445,091
Commitments and contingencies (Note 12)
Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 26,890 and 27,364 shares outstanding at November 30, 2014 and August 31, 2014	—	—
Additional paid-in capital	219,062	235,763
Retained earnings	311,175	282,559
Accumulated other comprehensive loss	(10,353)	(6,932)

Total equity - Greenbrier	519,884	511,390
Noncontrolling interest	76,284	62,331

Total equity	596,168	573,721

	$1,569,382	$1,517,168

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Income

(In thousands, except per share amounts, unaudited)

	Three Months Ended November 30,
	2014	2013
Revenue
Manufacturing	$379,949	$359,473
Wheels & Parts	86,624	113,401
Leasing & Services	28,485	17,481

	495,058	490,355
Cost of revenue
Manufacturing	316,037	311,440
Wheels & Parts	76,872	107,975
Leasing & Services	14,081	9,381

	406,990	428,796
Margin	88,068	61,559
Selling and administrative expense	33,729	26,109
Net gain on disposition of equipment	(83)	(3,651)
Restructuring charges	—	879

Earnings from operations	54,422	38,222
Other costs
Interest and foreign exchange	3,141	4,744

Earnings before income taxes and earnings from unconsolidated affiliates	51,281	33,478
Income tax expense	(16,054)	(10,522)

Earnings before earnings from unconsolidated affiliates	35,227	22,956
Earnings from unconsolidated affiliates	755	41

Net earnings	35,982	22,997
Net earnings attributable to noncontrolling interest	(3,196)	(7,609)

Net earnings attributable to Greenbrier	$32,786	$15,388

Basic earnings per common share:	$1.19	$0.54
Diluted earnings per common share:	$1.01	$0.49
Weighted average common shares:
Basic	27,665	28,417
Diluted	33,713	34,462
Dividends declared per common share	$0.15	$—

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended November 30,
	2014	2013
Net earnings	$35,982	$22,997
Other comprehensive income (loss)
Translation adjustment	(3,450)	2,512
Reclassification of derivative financial instruments recognized in net earnings [1]	289	137
Unrealized gain (loss) on derivative financial instruments [2]	(306)	762
Other (net of tax effect)	(2)	(1)

	(3,469)	3,410

Comprehensive income	32,513	26,407
Comprehensive income attributable to noncontrolling interest	(3,148)	(7,650)

Comprehensive income attributable to Greenbrier	$29,365	$18,757

[1]	Net of tax effect of $0.2 million and $0.1 million for the three months ended November 30, 2014 and 2013.
[2]	Net of tax effect of $0.4 million and $0.2 million for the three months ended November 30, 2014 and 2013.

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Equity

(In thousands, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2014	27,364	$235,763	$282,559	$(6,932)	$511,390	$62,331	$573,721
Net earnings	—	—	32,786	—	32,786	3,196	35,982
Other comprehensive income, net	—	—	—	(3,421)	(3,421)	(48)	(3,469)
Noncontrolling interest adjustments	—	—	—	—	—	12,952	12,952
Joint venture partner distribution declared	—	—	—	—	—	(2,147)	(2,147)
Restricted stock cancellations	(96)	(1,936)	—	—	(1,936)	—	(1,936)
Unamortized restricted stock	—	1,936	—	—	1,936	—	1,936
Restricted stock amortization	—	3,411	—	—	3,411	—	3,411
Excess tax benefit from restricted stock awards	—	2,970	—	—	2,970	—	2,970
Conversion of convertible notes	1	25	—	—	25	—	25
Cash dividends	—	—	(4,170)	—	(4,170)	—	(4,170)
Repurchase of stock	(379)	(23,107)	—	—	(23,107)	—	(23,107)

Balance November 30, 2014	26,890	$219,062	$311,175	$(10,353)	$519,884	$76,284	$596,168

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2013	28,084	$259,864	$174,842	$(6,504)	$428,202	$28,625	$456,827
Net earnings	—	—	15,388	—	15,388	7,609	22,997
Other comprehensive income, net	—	—	—	3,369	3,369	41	3,410
Noncontrolling interest adjustments	—	—	—	—	—	169	169
Investment by joint venture partner	—	—	—	—	—	419	419
Joint venture partner distribution declared	—	—	—	—	—	(1,603)	(1,603)
Restricted stock cancellations	(13)	(376)	—	—	(376)	—	(376)
Unamortized restricted stock	—	376	—	—	376	—	376
Restricted stock amortization	—	1,359	—	—	1,359	—	1,359
Excess tax benefit from restricted stock awards	—	152	—	—	152	—	152
Repurchase of stock	(28)	(871)			(871)		(871)

Balance November 30, 2013	28,043	$260,504	$190,230	$(3,135)	$447,599	$35,260	$482,859

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months Ended November 30,
	2014	2013
Cash flows from operating activities
Net earnings	$35,982	$22,997
Adjustments to reconcile net earnings to net cash used in operating activities:
Deferred income taxes	607	286
Depreciation and amortization	12,050	10,897
Net gain on disposition of equipment	(83)	(3,651)
Stock based compensation expense	3,411	1,359
Noncontrolling interest adjustments	12,952	169
Other	152	358
Decrease (increase) in assets:
Accounts receivable, net	7,806	(19,305)
Inventories	(67,642)	(13,178)
Leased railcars for syndication	(54,732)	9,853
Other	2,211	2,069
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(13,032)	(25,137)
Deferred revenue	6,488	(172)

Net cash used in operating activities	(53,830)	(13,455)

Cash flows from investing activities
Proceeds from sales of assets	2,073	14,051
Capital expenditures	(31,314)	(6,542)
Increase in restricted cash	(30)	(168)
Investment in unconsolidated affiliates	(2,500)	(1,253)

Net cash provided by (used in) investing activities	(31,771)	6,088

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	15,000	—
Proceeds from revolving notes with maturities longer than 90 days	23,056	7,474
Repayments of revolving notes with maturities longer than 90 days	(4,610)	(16,878)
Repayments of notes payable	(1,758)	(1,223)
Decrease in restricted cash	11,000	—
Cash distribution to joint venture partner	(2,275)	—
Investment by joint venture partner	—	419
Repurchase of stock	(21,730)	(871)
Excess tax benefit from restricted stock awards	2,970	152

Net cash provided by (used in) financing activities	21,653	(10,927)

Effect of exchange rate changes	(2,010)	2,085
Decrease in cash and cash equivalents	(65,958)	(16,209)
Cash and cash equivalents
Beginning of period	184,916	97,435

End of period	$118,958	$81,226

Cash paid during the period for
Interest	$5,736	$5,469
Income taxes, net	$28,487	$17,694
Non-cash activity
Dividends declared and accrued in Accounts payable and accrued liabilities	$4,170	$—
Transfer from Leased railcars for syndication to Equipment on operating equipment, net	$3,313	$—
Capital expenditures accrued in Accounts payable and accrued liabilities	$2,957	$—
Transfer of Inventories to Leased railcars for syndication	$—	$2,740

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of November 30, 2014 and for the three months ended November 30, 2014 and 2013 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position and operating results and cash flows for the periods indicated. The results of operations for the three months ended November 30, 2014 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2015.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2014 Annual Report on Form 10-K.

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

Prospective Accounting Changes – In May 2014, the Financial Accounting Standards Board (FASB) and International Accounting Standards Board (IASB) issued a jointly converged standard on the recognition of revenue from contracts with customers. The issued guidance converges the criteria for reporting revenue, as well as requiring disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from these contracts. Companies can transition to the standard either retrospectively or as a cumulative effective adjustment as of the date of adoption. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company plans to adopt this guidance beginning September 1, 2017. The Company is evaluating the impact of this standard as well as its method of adoption on its consolidated financial statements and disclosures.

Share Repurchase Programs – In October 2013, the Board of Directors authorized the Company to repurchase up to $50 million of the Company’s common stock. The Company completed this share repurchase program in October 2014. In October 2014, the Board of Directors authorized a new share repurchase program for the Company to repurchase up to an additional $50 million of the Company’s common stock. In January 2015, the Board of Directors authorized a $25 million increase to the October 2014 share repurchase program, bringing the total to $75 million. The new share repurchase program expires June 30, 2016, but may be modified, suspended or discontinued at any time without prior notice. Under the share repurchase programs, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The share repurchase programs do not obligate the Company to acquire any specific number of shares in any period.

During the quarter ended November 30, 2014, the Company purchased a total of 378,695 shares for approximately $23.1 million under these share repurchase programs. Subsequent to November 30, 2014 and through December 31, 2014, the Company purchased an additional 408,460 shares for approximately $20.0 million under the share repurchase program.

THE GREENBRIER COMPANIES, INC.

Note 2 – Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead. The following table summarizes the Company’s inventory balance:

(In thousands)	November 30, 2014	August 31, 2014
Manufacturing supplies and raw materials	$285,468	$235,903
Work-in-process	60,364	48,853
Finished goods	29,714	23,766
Excess and obsolete adjustment	(3,507)	(2,866)

	$372,039	$305,656

Note 3 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	November 30, 2014	August 31, 2014
Intangible assets subject to amortization:
Customer relationships	$65,023	$65,023
Accumulated amortization	(31,150)	(30,282)
Other intangibles	3,610	3,699
Accumulated amortization	(3,139)	(3,156)

	34,344	35,284
Intangible assets not subject to amortization	912	912
Nonqualified savings plan investments	10,338	10,223
Prepaid and other assets	8,998	11,347
Debt issuance costs, net	6,992	7,602
Assets held for sale	353	389

Total intangible and other assets	$61,937	$65,757

Amortization expense for the three months ended November 30, 2014 and 2013 was $0.9 million and $1.7 million. Amortization expense for the years ending August 31, 2015, 2016, 2017, 2018 and 2019 is expected to be $3.7 million, $3.7 million, $3.6 million, $3.4 million and $3.4 million.

THE GREENBRIER COMPANIES, INC.

Note 4 – Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $358.2 million as of November 30, 2014.

As of November 30, 2014, a $290.0 million revolving line of credit, maturing June 2016, secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 2.25% or Prime plus 1.25% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of November 30, 2014, lines of credit totaling $18.2 million secured by certain of the Company’s European assets, with various variable rates that range from Warsaw Interbank Offered Rate (“WIBOR”) plus 1.2% to WIBOR plus 1.5%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from March 2015 through February 2016.

As of November 30, 2014, the Company’s Mexican joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $20.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture will be able to draw amounts available under this facility through April 2015. The second line of credit provides up to $30.0 million and is fully guaranteed by each of the joint venture partners, including the Company. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through January 2015 and a renewal of this facility is in process.

As of November 30, 2014, outstanding commitments under the senior secured credit facilities consisted of $8.6 million in letters of credit and $15.0 million in revolving notes under the North American credit facility and $31.5 million outstanding under the Mexican joint venture credit facilities.

As of August 31, 2014, outstanding borrowings under the senior secured credit facilities consisted of $9.6 million in letters of credit under the North American credit facility and $13.1 million outstanding under the Mexican joint venture credit facilities.

Note 5 – Accounts Payable and Accrued Liabilities

(In thousands)	November 30, 2014	August 31, 2014
Trade payables	$223,093	$204,744
Other accrued liabilities	62,009	66,421
Accrued payroll and related liabilities	53,432	64,959
Accrued maintenance	15,510	14,329
Accrued warranty	8,896	9,340
Other	7,932	3,787
Income taxes payable	3,637	19,709

	$374,509	$383,289

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

Warranty accrual activity:

	Three Months Ended November 30,
(In thousands)	2014	2013
Balance at beginning of period	$9,340	$12,128
Charged to cost of revenue, net	647	622
Payments	(974)	(1,472)
Currency translation effect	(117)	201

Balance at end of period	$8,896	$11,479

Note 7 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Income (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2014	$(1,601)	$(4,813)	$(518)	$(6,932)
Other comprehensive loss before reclassifications	(306)	(3,402)	(2)	(3,710)
Amounts reclassified from accumulated other comprehensive loss	289	—	—	289

Balance, November 30, 2014	$(1,618)	$(8,215)	$(520)	$(10,353)

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Income, with presentation location, were as follows:

(In thousands)	Three Months Ended November 30,
	2014	2013	Financial Statement Location
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$8	$(150)	Revenue
Interest rate swap contracts	456	419	Interest and foreign exchange

	464	269	Total before tax
	(175)	(132)	Tax expense

	$289	$137	Net of tax

THE GREENBRIER COMPANIES, INC.

Note 8 – Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

(In thousands)	Three Months Ended November 30,
	2014	2013
Weighted average basic common shares outstanding (1)	27,665	28,417
Dilutive effect of 2018 Convertible notes (2)	6,044	6,045
Dilutive effect of 2026 Convertible notes (3)	4	—

Weighted average diluted common shares outstanding	33,713	34,462

(1)	Restricted stock grants and restricted stock units, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position.
(2)	The dilutive effect of the 2018 Convertible notes was included for the three months ended November 30, 2014 and 2013 as they were considered dilutive under the “if converted” method as further discussed below.
(3)	The dilutive effect of the 2026 Convertible notes was included for the three months ended November 30, 2014 as the average stock price was greater than $48.05. The effect of the 2026 Convertible notes was excluded for the three months ended November 30, 2013 as the average stock price was less than $48.05 and therefore was considered anti-dilutive.

Dilutive EPS for the three months ended November 30, 2014 and 2013 was calculated using the more dilutive of two approaches. The first approach includes the dilutive effect of shares underlying the 2026 Convertible notes in the share count using the treasury stock method. The second approach supplements the first by including the “if converted” effect of the 2018 Convertible notes issued in March 2011. Under the “if converted” method, debt issuance and interest costs, both net of tax, associated with the convertible notes are added back to net earnings and the share count is increased by the shares underlying the convertible notes. The 2026 Convertible notes are included in the calculation of both approaches using the treasury stock method when the average stock price is greater than the initial conversion price of $48.05.

	Three Months Ended November 30,
	2014	2013
Net earnings attributable to Greenbrier	$32,786	$15,388
Add back:
Interest and debt issuance costs on the 2018 Convertible notes, net of tax	1,416	1,416

Earnings before interest and debt issuance costs on convertible notes	$34,202	$16,804

Weighted average diluted common shares outstanding	33,713	34,462
Diluted earnings per share (1)	$1.01	$0.49

(1)	Diluted earnings per share was calculated as follows:

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

Compensation expense for restricted stock unit grants was $3.4 million for the three months ended November 30, 2014. Compensation expense for restricted stock and restricted stock unit grants was $1.4 million for the three months ended November 30, 2013. Compensation expense related to restricted stock and restricted stock unit grants is recorded in Selling and administrative expense and Cost of revenue on the Consolidated Statements of Income.

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

At November 30, 2014, exchange rates, forward exchange contracts for the purchase of Polish Zloty and the sale of Euro aggregated $100.4 million. The fair value of the contracts is included in Accounts payable and accrued liabilities when there is a loss, or Accounts receivable, net when there is a gain, on the Consolidated Balance Sheets. As the contracts mature at various dates through February 2016, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations in Interest and foreign exchange.

At November 30, 2014, an interest rate swap agreement had a notional amount of $98.3 million and matures March 2020. The fair value of the contract is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At November 30, 2014 interest rates, approximately $1.8 million would be reclassified to interest expense in the next 12 months.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
	Balance sheet	November 30, 2014	August 31, 2014	Balance sheet	November 30, 2014	August 31, 2014
(In thousands)	location	Fair Value	Fair Value	location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$616	$129	Accounts payable and accrued liabilities	$175	$704
Interest rate swap contracts	Other assets	—	—	Accounts payable and accrued liabilities	2,126	1,286

		$616	$129		$2,301	$1,990

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$24	$71	Accounts payable and accrued liabilities	$—	$5

THE GREENBRIER COMPANIES, INC.

The Effect of Derivative Instruments on the Statements of Income

Derivatives in cash flow hedging relationships	Location of gain recognized in income on derivative	Gain recognized in income on derivative three months ended November 30,
		2014	2013
Foreign forward exchange contract	Interest and foreign exchange	$54	$74
Interest rate swap contracts	Interest and foreign exchange	56	—

		$110	$74

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) three months ended November 30,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income (effective portion) three months ended November 30,		Location of gain in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain recognized on derivative (ineffective portion and amount excluded from effectiveness testing) three months ended November 30,
	2014	2013		2014	2013		2014	2013
Foreign forward exchange contracts	$600	$955	Revenue	$(8)	$150	Interest and foreign exchange	$494	$170
Interest rate swap contracts	(1,335)	1	Interest and foreign exchange	(456)	(419)	Interest and foreign exchange	—	—

	$(735)	$956		$(464)	$(269)		$494	$170

Note 11 – Segment Information

Through July 18, 2014, Greenbrier operated in three reportable segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. On July 18, 2014, the Company completed the formation of GBW, an unconsolidated 50/50 joint venture with Watco which became the Company’s fourth reportable segment (GBW Joint Venture) upon formation. The Wheels & Parts segment (previously known as Wheels, Repair & Parts through 2014) included the results of operations for its repair, refurbishment, maintenance and retrofitting (“Repair”) operations through July 18, 2014. After July 18, 2014, the results of GBW were included as part of Earnings from unconsolidated affiliates as the Company accounts for its interest in GBW under the equity method of accounting. Certain assets including real property, personal property, accounts receivable and accounts payable were not contributed or sold to GBW and remained as part of the Wheels & Parts segment.

The results of operations for the GBW Joint Venture are not reflected in the tables below as the investment is accounted for under the equity method of accounting. For the three months ended November 30, 2014, GBW generated total revenue of $82.5 million and had total assets of $231.3 million and $210.6 million as of November 30, 2014 and August 31, 2014. The Company recorded $0.4 million in Earnings from unconsolidated affiliates associated with GBW for the three months ended November 30, 2014. The Company’s total investment in GBW at November 30, 2014 was $58.8 million which is included in unallocated assets in the tables below.

The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s 2014 Annual Report on Form 10-K. Performance is evaluated based on Earnings from operations. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business. The Company does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes. Intersegment sales and transfers are valued as if the sales or transfers were to third parties. Related revenue and margin are eliminated in consolidation and therefore are not included in consolidated results in the Company’s Consolidated Financial Statements.

THE GREENBRIER COMPANIES, INC.

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

For the three months ended November 30, 2014:

	Revenue			Earnings (loss) from operations
	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$379,949	$7,420	$387,369	$52,051	$786	$52,837
Wheels & Parts	86,624	6,911	93,535	7,932	784	8,716
Leasing & Services	28,485	13,184	41,669	11,042	13,184	24,226
Eliminations	—	(27,515)	(27,515)	—	(14,754)	(14,754)
Corporate	—	—	—	(16,603)	—	(16,603)

	$495,058	$—	$495,058	$54,422	$—	$54,422

For the three months ended November 30, 2013:

	Revenue			Earnings (loss) from operations
	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$359,473	$—	$359,473	$38,314	$—	$38,314
Wheels & Parts	113,401	1,653	115,054	(374)	31	(343)
Leasing & Services	17,481	2,869	20,350	8,670	2,869	11,539
Eliminations	—	(4,522)	(4,522)	—	(2,900)	(2,900)
Corporate	—	—	—	(8,388)	—	(8,388)

	$490,355	$—	$490,355	$38,222	$—	$38,222

	Total assets
	November 30,	August 31,
	2014	2014
Manufacturing	$585,240	$521,711
Wheels & Parts	301,300	298,009
Leasing & Services	493,048	436,075
Unallocated	189,794	261,373

	$1,569,382	$1,517,168

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

THE GREENBRIER COMPANIES, INC.

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

The draft feasibility study does not address responsibility for the costs of clean-up or allocate such costs among the potentially responsible parties, or define precise boundaries for the cleanup. Responsibility for funding and implementing the EPA’s selected cleanup will be determined after the issuance of the Record of Decision, currently scheduled by the EPA for 2017. Based on the investigation to date, the Company believes that it did not contribute in any material way to contamination in the river sediments or the damage of natural resources in the Portland Harbor Site and that the damage in the area of the Portland Harbor Site adjacent to its property precedes its ownership of the Portland, Oregon manufacturing facility. Because these environmental investigations are still underway, sufficient information is currently not available to determine the Company’s liability, if any, for the cost of any required remediation or restoration of the Portland Harbor Site or to estimate a range of potential loss. Based on the results of the pending investigations and future assessments of natural resource damages, the Company may be required to incur costs associated with additional phases of investigation or remedial action, and may be liable for damages to natural resources. In addition, the Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways in Portland, Oregon, on the Willamette River, and the river’s classification as a Superfund site could result in some limitations on future dredging and launch activities. Any of these matters could adversely affect the Company’s business and Consolidated Financial Statements, or the value of its Portland property.

The Company has also signed an Order on Consent with the DEQ to finalize the investigation of potential onsite sources of contamination that may have a release pathway to the Willamette River. Interim precautionary measures are also required in the order and the Company is currently discussing with the DEQ potential remedial actions which may be required. Our aggregate expenditure has not been material, however the Company could incur significant expenses for remediation. Some or all of any such outlay may be recoverable from other responsible parties.

On October 13, 2014, the Company disclosed that it received various complaints through its whistleblower hotline concerning alleged misconduct involving a senior employee at its Concarril manufacturing facility in Sahagun, Mexico. The Company retained outside counsel who conducted an independent investigation of the matter. In addition, the Company voluntarily contacted the United States Securities and Exchange Commission and the United States Department of Justice to advise both agencies that an independent investigation was underway, and has kept such agencies informed of the progress of the investigation. The investigation suggests that there were conflicts of interest in connection with procurement of supplies and materials at the Concarril facility, and inappropriate personal use of Company assets and resources. As a result of the investigation, the involved employee has left the Company. No information has been discovered to suggest that the misconduct involves the Company’s other operations, or executive officers or other senior managers, or that the misconduct had a material impact on the Company’s financial condition or results of operations.

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

In accordance with customary business practices in Europe, the Company has $4.8 million in bank and third party warranty and performance guarantee facilities, all of which have been utilized as of November 30, 2014. To date no amounts have been drawn under these guarantee facilities.

As of November 30, 2014, the Mexican joint venture had $33.1 million of third party debt outstanding, for which the Company and its joint venture partner had each guaranteed approximately $29.0 million.

As of November 30, 2014, the Company had outstanding letters of credit aggregating $8.6 million associated with performance guarantees, facility leases and workers compensation insurance.

On July 18, 2014, the Company and Watco contributed its respective Repair operations to GBW, an unconsolidated 50/50 joint venture. The Company made a $10.0 million cash contribution at closing, a $2.5 million cash contribution in August 2014 and a $2.5 million cash contribution in November 2014. The Company is likely to make additional capital contributions or loans to GBW in the future. As of November 30, 2014, the Company had an account receivable of $21.0 million from GBW for the initial sale of inventory to GBW which may be converted into a note receivable during the year.

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

Level 1 -	observable inputs such as unadjusted quoted prices in active markets for identical instruments;
Level 2 -	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and
Level 3 -	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of November 30, 2014 were:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$640	$—	$640	$—
Nonqualified savings plan investments	10,338	10,338	—	—
Cash equivalents	10,053	10,053	—	—

	$21,031	$20,391	$640	$—

Liabilities:
Derivative financial instruments	$2,301	$—	$2,301	$—

(1)	Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 10 Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2014 were:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$200	$—	$200	$—
Nonqualified savings plan investments	10,223	10,223	—	—
Cash equivalents	35,036	35,036	—	—

	$45,459	$45,259	$200	$—

Liabilities:
Derivative financial instruments	$1,995	$—	$1,995	$—

THE GREENBRIER COMPANIES, INC.

Note 14 – Guarantor/Non-Guarantor

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

The following represents the supplemental consolidating condensed financial information of Greenbrier and its guarantor and non-guarantor subsidiaries, as of November 30, 2014 and August 31, 2014, for the three months ended November 30, 2014 and 2013. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non-guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Balance Sheet

November 30, 2014

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$78,347	$1,577	$39,034	$—	$118,958
Restricted cash	—	2,268	6,902	—	9,170
Accounts receivable, net	734	393,166	47,079	(249,447)	191,532
Inventories	—	124,284	247,829	(74)	372,039
Leased railcars for syndication	—	192,729	—	(15,508)	177,221
Equipment on operating leases, net	—	263,914	3,413	(2,712)	264,615
Property, plant and equipment, net	6,604	104,300	147,399	—	258,303
Investment in unconsolidated affiliates	992,388	151,457	3,930	(1,075,433)	72,342
Goodwill	—	43,265	—	—	43,265
Intangibles and other assets, net	16,273	42,614	13,831	(10,781)	61,937

	$1,094,346	$1,319,574	$509,417	$(1,353,955)	$1,569,382

Liabilities and Equity
Revolving notes	$15,000	$—	$31,527	$—	$46,527
Accounts payable and accrued liabilities	293,444	183,082	190,856	(292,873)	374,509
Deferred income taxes	21,070	72,225	—	(11,487)	81,808
Deferred revenue	122	26,068	834	43	27,067
Notes payable	244,826	196,947	1,530	—	443,303
Total equity - Greenbrier	519,884	841,252	208,695	(1,049,947)	519,884
Noncontrolling interest	—	—	75,975	309	76,284

Total equity	519,884	841,252	284,670	(1,049,638)	596,168

	$1,094,346	$1,319,574	$509,417	$(1,353,955)	$1,569,382

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Income

For the three months ended November 30, 2014

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$273,812	$365,746	$(259,609)	$379,949
Wheels & Parts	—	88,465	—	(1,841)	86,624
Leasing & Services	(122)	28,466	—	141	28,485

	(122)	390,743	365,746	(261,309)	495,058
Cost of revenue
Manufacturing	—	235,652	313,773	(233,388)	316,037
Wheels & Parts	—	78,658	—	(1,786)	76,872
Leasing & Services	—	14,105	—	(24)	14,081

	—	328,415	313,773	(235,198)	406,990
Margin	(122)	62,328	51,973	(26,111)	88,068
Selling and administrative	15,788	7,695	10,111	135	33,729
Net gain on disposition of equipment	—	(83)	—	—	(83)

Earnings (loss) from operations	(15,910)	54,716	41,862	(26,246)	54,422
Other costs
Interest and foreign exchange	2,985	1,606	(1,450)	—	3,141

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(18,895)	53,110	43,312	(26,246)	51,281
Income tax (expense) benefit	(1,210)	(19,993)	(4,825)	9,974	(16,054)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(20,105)	33,117	38,487	(16,272)	35,227
Earnings (loss) from unconsolidated affiliates	52,891	5,383	47	(57,566)	755

Net earnings (loss)	32,786	38,500	38,534	(73,838)	35,982
Net (earnings) loss attributable to noncontrolling interest	—	—	(16,148)	12,952	(3,196)

Net earnings (loss) attributable to Greenbrier	$32,786	$38,500	$22,386	$(60,886)	$32,786

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Consolidating Statement of Comprehensive Income (Loss)

For the three months ended November 30, 2014

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$32,786	$38,500	$38,534	$(73,838)	$35,982
Other comprehensive income (loss)
Translation adjustment	—	—	(3,450)	—	(3,450)
Reclassification of derivative financial instruments recognized in net earnings (loss)	—	283	6	—	289
Unrealized gain (loss) on derivative financial instruments	—	(831)	525	—	(306)
Other (net of tax effect)	—	—	(2)	—	(2)

	—	(548)	(2,921)	—	(3,469)

Comprehensive income (loss)	32,786	37,952	35,613	(73,838)	32,513
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(16,100)	12,952	(3,148)

Comprehensive income (loss) attributable to Greenbrier	$32,786	$37,952	$19,513	$(60,886)	$29,365

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the three months ended November 30, 2014

(In thousands, unaudited)

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$32,786	$38,500	$38,534	$(73,838)	$35,982
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	8,962	(8,264)	(91)	—	607
Depreciation and amortization	455	6,618	5,001	(24)	12,050
Net gain on disposition of equipment	—	(83)	—	—	(83)
Stock based compensation expense	3,411	—	—	—	3,411
Noncontrolling interest adjustments	—	—	—	12,952	12,952
Other	—	—	152	—	152
Decrease (increase) in assets:
Accounts receivable, net	(108)	25,614	15,362	(33,062)	7,806
Inventories	—	(11,166)	(56,454)	(22)	(67,642)
Leased railcars for syndication	—	(67,286)	—	12,554	(54,732)
Other	3,259	977	475	(2,500)	2,211
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	27,277	(38,790)	4,686	(6,205)	(13,032)
Deferred revenue	—	6,118	370	—	6,488

Net cash provided by (used in) operating activities	76,042	(47,762)	8,035	(90,145)	(53,830)

Cash flows from investing activities:
Proceeds from sales of assets	—	2,073	—	—	2,073
Capital expenditures	(839)	(11,845)	(19,024)	394	(31,314)
Increase in restricted cash	—	(30)	—	—	(30)
Investment in unconsolidated affiliates	(87,576)	(4,675)	—	89,751	(2,500)

Net cash provided by (used in) investing activities	(88,415)	(14,477)	(19,024)	90,145	(31,771)

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	15,000	—	—	—	15,000
Proceeds from revolving notes with maturities longer than 90 days	—	—	23,056	—	23,056
Repayment of revolving notes with maturities longer than 90 days	—	—	(4,610)	—	(4,610)
Intercompany advances	(55,267)	55,477	(210)	—	—
Repayments of notes payable	—	(1,758)	—	—	(1,758)
Decrease in restricted cash	—	11,000	—	—	11,000
Cash distribution to joint venture partner	—	—	(2,275)	—	(2,275)
Excess tax benefit from restricted stock awards	2,970	—	—	—	2,970
Repurchase of stock	(21,730)	—	—	—	(21,730)

Net cash provided by (used in) financing activities	(59,027)	64,719	15,961	—	21,653

Effect of exchange rate changes	—	(1,015)	(995)	—	(2,010)
Increase (decrease) in cash and cash equivalents	(71,400)	1,465	3,977	—	(65,958)
Cash and cash equivalents
Beginning of period	149,747	112	35,057	—	184,916

End of period	$78,347	$1,577	$39,034	$—	$118,958

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Balance Sheet

August 31, 2014

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$149,747	$112	$35,057	$—	$184,916
Restricted cash	—	13,238	6,902	—	20,140
Accounts receivable, net	626	474,409	62,421	(337,777)	199,679
Inventories	—	113,117	192,634	(95)	305,656
Leased railcars for syndication	—	128,965	—	(3,115)	125,850
Equipment on operating leases, net	—	257,415	3,613	(2,180)	258,848
Property, plant and equipment, net	6,220	102,972	134,506	—	243,698
Investment in unconsolidated affiliates	910,732	143,768	3,961	(989,102)	69,359
Goodwill	—	43,265	—	—	43,265
Intangibles and other assets, net	17,031	45,013	14,221	(10,508)	65,757

	$1,084,356	$1,322,274	$453,315	$(1,342,777)	$1,517,168

Liabilities and Equity
Revolving notes	$—	$—	$13,081	$—	$13,081
Accounts payable and accrued liabilities	315,879	221,863	185,335	(339,788)	383,289
Deferred income taxes	12,109	80,489	—	(11,215)	81,383
Deferred revenue	122	19,950	487	44	20,603
Notes payable	244,856	198,705	1,530	—	445,091
Total equity Greenbrier	511,390	801,267	190,861	(992,128)	511,390
Noncontrolling interest	—	—	62,021	310	62,331

Total equity	511,390	801,267	252,882	(991,818)	573,721

	$1,084,356	$1,322,274	$453,315	$(1,342,777)	$1,517,168

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Income

For the three months ended November 30, 2013

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$186,004	$312,311	$(138,842)	$359,473
Wheels & Parts	—	114,721	—	(1,320)	113,401
Leasing & Services	390	16,935	—	156	17,481

	390	317,660	312,311	(140,006)	490,355
Cost of revenue
Manufacturing	—	167,537	282,523	(138,620)	311,440
Wheels & Parts	—	109,287	—	(1,312)	107,975
Leasing & Services	—	9,402	—	(21)	9,381

	—	286,226	282,523	(139,953)	428,796
Margin	390	31,434	29,788	(53)	61,559
Selling and administrative	8,600	9,213	8,147	149	26,109
Net gain on disposition of equipment	—	(3,174)	(343)	(134)	(3,651)
Restructuring charges	—	879	—	—	879

Earnings (loss) from operations	(8,210)	24,516	21,984	(68)	38,222
Other costs
Interest and foreign exchange	2,934	804	1,006	—	4,744

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(11,144)	23,712	20,978	(68)	33,478
Income tax (expense) benefit	3,154	(9,453)	(4,251)	28	(10,522)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(7,990)	14,259	16,727	(40)	22,956
Earnings (loss) from unconsolidated affiliates	23,378	802	32	(24,171)	41

Net earnings (loss)	15,388	15,061	16,759	(24,211)	22,997
Net (earnings) loss attributable to noncontrolling interest	—	—	(7,263)	(346)	(7,609)

Net earnings (loss) attributable to Greenbrier	$15,388	$15,061	$9,496	$(24,557)	$15,388

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

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the three months ended November 30, 2013

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$15,388	$15,061	$16,759	$(24,211)	$22,997
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	4,041	(2,935)	(792)	(28)	286
Depreciation and amortization	494	7,519	2,905	(21)	10,897
Net gain on disposition of equipment	—	(3,174)	(343)	(134)	(3,651)
Stock based compensation expense	1,359	—	—	—	1,359
Noncontrolling interest adjustments	—	—	—	169	169
Other	—	341	17	—	358
Decrease (increase) in assets:
Accounts receivable, net	36,970	91,276	7,026	(154,577)	(19,305)
Inventories	—	(3,997)	(9,189)	8	(13,178)
Leased railcars for syndication	—	9,686	—	167	9,853
Other	(60)	1,742	2,060	(1,673)	2,069
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(14,200)	(159,156)	(6,231)	154,450	(25,137)
Deferred revenue	(39)	(393)	258	2	(172)

Net cash provided by (used in) operating activities	43,953	(44,030)	12,470	(25,848)	(13,455)

Cash flows from investing activities:
Proceeds from sales of assets	—	13,592	459	—	14,051
Capital expenditures	(992)	(2,608)	(2,942)	—	(6,542)
Decrease (increase) in restricted cash	—	(167)	(1)	—	(168)
Investment in unconsolidated affiliates	(25,051)	(797)	(1,253)	25,848	(1,253)

Net cash provided by (used in) investing activities	(26,043)	10,020	(3,737)	25,848	6,088

Cash flows from financing activities:
Proceeds from revolving notes with maturities longer than 90 days	—	—	7,474	—	7,474
Repayment of revolving notes with maturities longer than 90 days	—	—	(16,878)	—	(16,878)
Intercompany advances	(33,902)	34,562	(660)	—	—
Repayments of notes payable	—	(1,021)	(202)	—	(1,223)
Investment by joint venture partner	—	—	419	—	419
Repurchase of stock	(871)	—	—	—	(871)
Excess tax benefit from restricted stock awards	152	—	—	—	152

Net cash provided by (used in) financing activities	(34,621)	33,541	(9,847)	—	(10,927)

Effect of exchange rate changes	—	515	1,570	—	2,085
Increase (decrease) in cash and cash equivalents	(16,711)	46	456	—	(16,209)
Cash and cash equivalents
Beginning of period	63,173	25	34,237	—	97,435

End of period	$46,462	$71	$34,693	$—	$81,226

THE GREENBRIER COMPANIES, INC.

Note 15 – Subsequent Events

On January 7, 2015 the Company announced that it has entered an agreement to acquire a 19.5% ownership in Amsted-Maxion Hortolândia, the leading railcar manufacturer in South America, for $15 million. The agreement also provides Greenbrier with an option to acquire an additional 40.5% ownership interest, to be exercised no later than September 30, 2017. The strategic investment is subject to customary closing conditions and is expected to close in the second calendar quarter of 2015.

THE GREENBRIER COMPANIES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Through July 18, 2014, we operated in three reportable segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. Our segments are operationally integrated. On July 18, 2014, we and Watco Companies, LLC (“Watco”), our joint venture partner, contributed our respective Repair operations to GBW Railcar Services LLC (“GBW”), an unconsolidated 50/50 joint venture that became our fourth reportable segment (GBW Joint Venture) upon formation. The Manufacturing segment, operating from facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Wheels & Parts segment (previously known as Wheels, Repair & Parts through 2014) performs wheel and axle servicing, as well as production and reconditioning of a variety of parts for the railroad industry in North America and included the results of operations for our Repair operations through July 18, 2014. After July 18, 2014, the results of these operations were included as part of Earnings from unconsolidated affiliates as we account for our interest in GBW under the equity method of accounting. The Leasing & Services segment owns approximately 8,500 railcars and provides management services for approximately 238,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. The GBW Joint Venture segment provides railcar repair, refurbishment, retrofitting and maintenance services through 39 shops throughout North America, 14 of which are currently tank car certified by the Association of American Railroads (“AAR”) and one location operated exclusively by our company for GBW. We also produce rail castings through an unconsolidated joint venture.

Multi-year supply agreements are a part of rail industry practice. Customer orders may be subject to cancellations or modifications and contain terms and conditions customary in the industry. In most cases, little variation has been experienced between the quantity ordered and the quantity actually delivered.

Our total manufacturing backlog of railcar units as of November 30, 2014 was approximately 41,200 units with an estimated value of $4.20 billion compared to 13,500 units with an estimated value of $1.43 billion as of November 30, 2013. Currently, the entire backlog is expected to be sold to third parties, therefore no orders in our backlog are expected to be placed into our owned lease fleet. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog. Marine backlog as of November 30, 2014 was approximately $100 million compared to $5 million as of November 30, 2013. Our backlog of railcar units and marine vessels is not necessarily indicative of future results of operations. Subsequent to quarter end we received new railcar orders for 3,500 units valued at approximately $400 million. The new orders referenced are subject to customary documentation and completion of terms.

We operated two manufacturing facilities in Sahagun, Mexico, one of which we own and currently operate and one of which had a lease that expired in November 2014. We replaced part of this leased capacity with an alternative site in Tlaxcala, Mexico which was purchased during 2014 and began production in October 2014. We are also expanding capacity at our other manufacturing facilities in Mexico.

On January 7, 2015 we announced that we have entered an agreement to acquire a 19.5% ownership in Amsted-Maxion Hortolândia, the leading railcar manufacturer in South America, for $15 million. The agreement also provides us with an option to acquire an additional 40.5% ownership interest, to be exercised no later than September 30, 2017. The strategic investment is subject to customary closing conditions and is expected to close in the second calendar quarter of 2015.

THE GREENBRIER COMPANIES, INC.

Three Months Ended November 30, 2014 Compared to Three Months Ended November 30, 2013

Overview

Total revenue for the three months ended November 30, 2014 was $495.1 million, an increase of $4.7 million from revenues of $490.4 million in the prior comparable period. The increase was the result of higher revenues in the Manufacturing segment of our business primarily attributed to a higher volume of deliveries. This was partially offset by a decrease in revenue in our Wheels & Parts segment as the three months ended November 30, 2014 excluded repair revenue while the three months ended November 30, 2013 included repair revenue.

Net earnings attributable to Greenbrier for the three months ended November 30, 2014 were $32.8 million or $1.01 per diluted common share compared to $15.4 million or $0.49 per diluted common share for the three months ended November 30, 2013. The increase in earnings was primarily attributed to an increase in gross margin in all of our segments, in particular our Manufacturing segment.

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

	Three Months Ended November 30,
(In thousands)	2014	2013
Revenue:
Manufacturing	$379,949	$359,473
Wheels & Parts	86,624	113,401
Leasing & Services	28,485	17,481

	495,058	490,355
Margin:
Manufacturing	63,912	48,033
Wheels & Parts	9,752	5,426
Leasing & Services	14,404	8,100

	88,068	61,559
Operating profit (loss):
Manufacturing	52,051	38,314
Wheels & Parts	7,932	(374)
Leasing & Services	11,042	8,670
Corporate	(16,603)	(8,388)

Earnings from operations	54,422	38,222
Interest and foreign exchange	3,141	4,744

Earnings before income taxes and earnings from unconsolidated affiliates	51,281	33,478

Income tax expense	(16,054)	(10,522)

Earnings before earnings from unconsolidated affiliates	35,227	22,956
Earnings from unconsolidated affiliates	755	41

Net earnings	35,982	22,997
Net earnings attributable to noncontrolling interest	(3,196)	(7,609)

Net earnings attributable to Greenbrier	$32,786	$15,388

Diluted earnings per common share	$1.01	$0.49

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

Manufacturing revenue for the three months ended November 30, 2014 was $379.9 million compared to $359.5 million in the comparable period of the prior year, an increase of $20.4 million. The increase in revenue was primarily attributed to a higher volume of deliveries. Railcar unit deliveries, which are the primary source of manufacturing revenue, were approximately 4,000 units in the current period compared to approximately 3,700 units in the prior comparable period.

Manufacturing margin as a percentage of revenue for the three months ended November 30, 2014 was 16.8% compared to a margin of 13.4% for the three months ended November 30, 2013. The increase in margin as a percentage of revenue was primarily attributed to a higher volume of syndication of new railcars with leases attached and improved production efficiencies and overhead absorption. Transition costs for the new manufacturing facility in Mexico did not have a significant impact on margin.

Manufacturing operating profit was $52.1 million or 13.7% of revenue for the three months ended November 30, 2014 compared to $38.3 million or 10.7% for the three months ended November 30, 2013. The increase in operating profit as compared to the prior comparable period was primarily attributed to higher margin.

Wheels & Parts Segment

This segment included the results of operations for our Repair operations through July 18, 2014. On July 18, 2014 we and Watco, our joint venture partner, contributed our respective Repair operations to GBW, an unconsolidated 50/50 joint venture. After July 18, 2014, the results of GBW were included as part of Earnings from unconsolidated affiliates as we account for our interest in GBW under the equity method of accounting.

Wheels & Parts revenue was $86.6 million for the three months ended November 30, 2014 compared to $113.4 million in the comparable period of the prior year. The decrease of $26.8 million in revenue was primarily attributed to the three months ended November 30, 2014 excluding repair revenue while the three months ended November 30, 2013 included repair revenue. This was partially offset by an increase in wheel set and component volumes as a result of increased demand.

Wheels & Parts margin as a percentage of revenue was 11.3% for the three months ended November 30, 2014 compared to 4.8% for the three months ended November 30, 2013. The increase in margin as a percentage of revenue was the result of improved results in our wheels business, which includes a favorable change in wheel pricing. In addition, the three months ended November 30, 2014 excluded the results of our repair operations which historically have had lower margins as a percentage of revenue than the rest of the segment.

Wheels & Parts operating profit was $7.9 million or 9.2% of revenue for the three months ended November 30, 2014 compared to an operating loss of $0.4 million for the three months ended November 30, 2013. The increase in operating profit as compared to the prior comparable period was primarily attributed to an increase in margin in the current year and restructuring charges of $0.9 million incurred in the prior year.

Leasing & Services Segment

Leasing & Services revenue was $28.5 million for the three months ended November 30, 2014 compared to $17.5 million in the comparable period of the prior year. The increase of $11.0 million was primarily a result of a syndication of railcars purchased from a third party. These railcars were not manufactured by our company, but rather purchased from a third party with a lease attached, with the intent to sell them. The gross proceeds of $7.8 million from the sale of these railcars with leases attached were recorded as revenue and the cost of purchasing these railcars from a third party were recorded in cost of sales. The increase in revenue as compared to the prior year was also a result of higher average volumes of rent-producing leased railcars for syndication.

THE GREENBRIER COMPANIES, INC.

Leasing & Services margin as a percentage of revenue was 50.6% for the three months ended November 30, 2014 compared to 46.3% for the three months ended November 30, 2013. The increase in margin as a percentage of revenue was primarily related to higher average volumes of rent-producing leased railcars for syndication as compared to the prior year. This was partially offset by a lower margin percentage on syndication of railcars purchased from a third party.

Leasing & Services operating profit was $11.0 million or 38.8% of revenue for the three months ended November 30, 2014 compared to $8.7 million or 49.6% for the three months ended November 30, 2013. The increase in operating profit as compared to the prior comparable period was primarily attributed to an increase in margin partially offset by a decrease in Net gain on disposition of equipment compared to the prior year.

The percentage of owned units on lease as November 30, 2014 was 98.1% compared to 97.0% at November 30, 2013.

GBW Joint Venture Segment

On July 18, 2014, we and Watco, our joint venture partner, contributed our respective Repair operations to GBW, an unconsolidated 50/50 joint venture which became our fourth reportable segment (GBW Joint Venture) upon formation. The results of operations for the GBW Joint Venture are not consolidated in our financial statements as the investment is accounted for under the equity method of accounting. We recorded $0.4 million in Earnings from unconsolidated affiliates associated with GBW for the three months ended November 30, 2014.

For the three months ended November 30, 2014, GBW generated total revenue of $82.5 million from its 38 railcar repair, refurbishment and retrofitting shops. For the three months ended November 30, 2014, GBW margin as a percentage of revenue was 6.0%. Results were impacted during the three months ended November 30, 2014 by costs associated with the integration and startup of the joint venture.

Selling and Administrative Expense

Selling and administrative expense was $33.7 million or 6.8% of revenue for the three months ended November 30, 2014 compared to $26.1 million or 5.3% of revenue for the prior comparable period. The increase was primarily attributed to an increase in employee related costs including additional headcount and an increase in incentive compensation based on current levels of performance. The increase is also attributed to an increase in travel and entertainment expenses for new business development. In addition, the current period includes $1.9 million in legal, accounting and consulting costs associated with the previously disclosed investigation at our Concarril manufacturing facility.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $0.1 million for the three months ended November 30, 2014, compared to $3.7 million for the prior comparable period. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity.

Restructuring Charges

During the fourth quarter of 2013, we implemented a restructuring plan to sell or close certain wheels, repair and parts facilities to enhance margins and improve capital efficiency. Restructuring charges related to this plan totaled $0.9 million for the three months ended November 30, 2013 and consisted of employee related termination costs and other expenses.

THE GREENBRIER COMPANIES, INC.

Other Costs

Interest and foreign exchange expense was comprised of the following:

	Three Months Ended November 30,		Increase (Decrease)
(In thousands)	2014	2013
Interest and foreign exchange:
Interest and other expense	$4,800	$4,396	$404
Foreign exchange (gain) loss	(1,659)	348	(2,007)

	$3,141	$4,744	$(1,603)

The decrease in interest and foreign exchange expense as compared to the prior comparable period was primarily attributed to a favorable change in the Peso which resulted in a foreign exchange gain in the current year compared to a foreign exchange loss in the prior year.

Income Tax

The tax rate for the three months ended November 30, 2014 was 31.3% as compared to 31.4% in the prior comparable period. The provision for income taxes is based on projected consolidated results of operations and geographical mix of earnings for the entire year. The tax rate may fluctuate from period to period due to a change in the geographical mix of pre-tax earnings or from the impact of discrete items.

Earnings from Unconsolidated Affiliates

Earnings from unconsolidated affiliates were $0.8 million for the three months ended November 30, 2014 and primarily included our share of after-tax earnings from our GBW joint venture including eliminations associated with GBW transactions with other Greenbrier entities and our share of after-tax earnings from our castings joint venture. Earnings from unconsolidated affiliates were $41 thousand for the three months ended November 30, 2013 and primarily included the results of operations from our castings joint venture.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $3.2 million for the three months ended November 30, 2014 compared to $7.6 million in the prior comparable period. These amounts primarily represent our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The decrease from the prior year is primarily a result of higher intercompany activity associated with increased volumes of lease syndications in the current year for which the revenue and related margin is not recognized until the railcar is sold to a third party investor.

THE GREENBRIER COMPANIES, INC.

Liquidity and Capital Resources

	Three Months Ended November 30,
(In thousands)	2014	2013
Net cash used in operating activities	$(53,830)	$(13,455)
Net cash provided by (used in) investing activities	(31,771)	6,088
Net cash provided by (used in) financing activities	21,653	(10,927)
Effect of exchange rate changes	(2,010)	2,085

Net decrease in cash and cash equivalents	$(65,958)	$(16,209)

We have been financed through cash generated from operations and borrowings. At November 30, 2014, cash and cash equivalents were $119.0 million, a decrease of $65.9 million from $184.9 million at August 31, 2014.

Cash used in operating activities was $53.8 million for the three months ended November 30, 2014 compared to $13.5 million for the three months ended November 30, 2013. The change from the prior year was primarily due to a change in the timing of working capital needs and timing of sales of leased railcars for syndication as well as billings in excess of costs, which are recorded in deferred revenue, for our marine barges recorded under the percentage of completion method.

Cash provided by or used in investing activities primarily related to capital expenditures net of proceeds from the sale of assets. Cash used in investing activities for the three months ended November 30, 2014 was $31.8 million compared to cash provided by investing activities of $6.1 million for the three months ended November 30, 2013.

Capital expenditures totaled $31.3 million and $6.6 million for the three months ended November 30, 2014 and 2013. Proceeds from the sale of assets, which primarily related to sales of railcars from our lease fleet within Leasing & Services, were approximately $2.1 million and $14.1 million for the three months ended November 30, 2014 and 2013.

Approximately $21.5 million and $3.9 million of capital expenditures for the three months ended November 30, 2014 and 2013 were attributable to Manufacturing operations. Capital expenditures for Manufacturing are expected to be approximately $95.0 million in 2015 and primarily relate to enhancements to our manufacturing facilities and replacement of certain leased manufacturing capacity in Mexico with an alternative site and expansion of capacity, with the capability for tank car production, at our manufacturing facilities in Mexico.

Approximately $8.0 million and $1.1 million of capital expenditures for the three months ended November 30, 2014 and 2013 were attributable to Leasing & Services operations. Leasing & Services and corporate capital expenditures for 2015 are expected to be approximately $35.0 million. Proceeds from sales of leased railcar equipment are expected to be approximately $10.0 million for 2015. We regularly sell assets from our lease fleet.

Wheels & Parts capital expenditures for the three months ended November 30, 2014 and 2013 were $1.8 million and $1.6 million and are expected to be approximately $10.0 million in 2015 for maintenance and improvement of existing facilities.

Cash provided by financing activities was $21.7 million for the three months ended November 30, 2014 compared to cash used in financing activities of $10.9 million for the three months ended November 30, 2013. Cash provided by and used in financing activities primarily related to proceeds from debt, net of repayments, and repurchase of stock.

A quarterly dividend of $0.15 per share was declared on January 6, 2015.

In October 2014, the Board of Directors authorized a new share repurchase program for our company to repurchase up to $50 million of our common stock. In January 2015, the Board of Directors authorized a $25 million increase to the October 2014 share repurchase program, bringing the total to $75 million. During the three months ended November 30, 2014, we repurchased a total of 378,695 shares for approximately $23.1 million under our share repurchase programs.

THE GREENBRIER COMPANIES, INC.

Senior secured credit facilities, consisting of three components, aggregated to $358.2 million as of November 30, 2014. We had an aggregate of $292.2 million available to draw down under the committed credit facilities as of November 30, 2014. This amount consists of $255.5 million available on the North American credit facility, $18.2 million on the European credit facilities and $18.5 million on the Mexican joint venture credit facilities as of November 30, 2014.

As of November 30, 2014 a $290.0 million revolving line of credit secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, maturing June 2016, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 2.25% or Prime plus 1.25% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of November 30, 2014, lines of credit totaling $18.2 million secured by certain of our European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.5%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from March 2015 through February 2016.

As of November 30, 2014 our Mexican joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $20.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture will be able to draw amounts available under this facility through April 2015. The second line of credit provides up to $30.0 million and is fully guaranteed by each of the joint venture partners, including our company. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through January 2015 and a renewal of this facility is in process.

As of November 30, 2014, outstanding commitments under the senior secured credit facilities consisted of $8.6 million in letters of credit and $15.0 million in revolving notes under the North American credit facility and $31.5 million outstanding under the Mexican joint venture credit facilities.

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

As of November 30, 2014, the Mexican joint venture had $33.1 million of third party debt, of which we and our joint venture partner have each guaranteed approximately $29.0 million.

THE GREENBRIER COMPANIES, INC.

In accordance with customary business practices in Europe, we have $4.8 million in bank and third party warranty and performance guarantee facilities as of November 30, 2014. To date no amounts have been drawn under these guarantee facilities.

On July 18, 2014, we and Watco contributed our respective Repair operations to GBW, an unconsolidated 50/50 joint venture. We made a $10.0 million cash contribution at closing, a $2.5 million cash contribution in August 2014 and a $2.5 million cash contribution in November 2014. As of November 30, 2014, we had an account receivable of $21.0 million from GBW for the initial sale of inventory to GBW which may be converted into a note receivable during the year.

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

Income taxes - For financial reporting purposes, income tax expense is estimated based on amounts anticipated to be reported on tax return filings. Those anticipated amounts may change from when the financial statements are prepared to when the tax returns are filed. Further, because tax filings are subject to review by taxing authorities, there is risk that a position taken in preparation of a tax return may be challenged by a taxing authority. If a challenge is successful, differences in tax expense or between current and deferred tax items may arise in future periods. Any material effect of such differences would be reflected in the financial statements when management considers the effect probable of occurring and the amount reasonably estimable. Valuation allowances reduce deferred tax assets to amounts more likely than not will be realized based on information available when the financial statements are prepared. This information may include estimates of future income and other assumptions that are inherently uncertain.

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

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third quarter. Goodwill and indefinite-lived intangible assets are also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. When changes in circumstances, such as a decline in the market price of our common stock, changes in demand or in the numerous variables associated with the judgments, assumptions and estimates made in assessing the appropriate valuation of goodwill indicate the carrying amount of certain indefinite lived assets may not be recoverable, the assets are evaluated for impairment. Among other things, our assumptions used in the valuation of goodwill include growth of revenue and margins, market multiples, discount rates and increased cash flows over time. If actual operating results were to differ from these assumptions, it may result in an impairment of our goodwill.

THE GREENBRIER COMPANIES, INC.

The provisions of Accounting Standards Codification (ASC) 350, Intangibles - Goodwill and Other, require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit with its carrying value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. The second step of the goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In the second step, we would compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The goodwill balance relates to the Wheels & Parts segment.

THE GREENBRIER COMPANIES, INC.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have operations in Mexico and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At November 30, 2014, $100.4 million of forecast sales in Europe were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At November 30, 2014, net assets of foreign subsidiaries aggregated $59.0 million and a 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in equity of $5.9 million, or 1.1% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $98.3 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At November 30, 2014, 70% of our outstanding debt had fixed rates and 30% had variable rates. At November 30, 2014, a uniform 10% increase in variable interest rates would result in approximately $0.3 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE GREENBRIER COMPANIES, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 12 to Consolidated Financial Statements, Part I of this quarterly report.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended August 31, 2014. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended August 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2013, the Board of Directors authorized the Company to repurchase up to $50 million of the Company’s common stock. The Company completed this share repurchase program in October 2014. In October 2014, the Board of Directors authorized a new share repurchase program for the Company to repurchase up to an additional $50 million of the Company’s common stock. In January 2015, the Board of Directors authorized a $25 million increase to the October 2014 share repurchase program, bringing the total to $75 million. The new share repurchase program expires June 30, 2016, but may be modified, suspended or discontinued at any time without prior notice. Under the share repurchase programs, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The share repurchase programs do not obligate the Company to acquire any specific number of shares in any period.

Shares repurchased under these share repurchase programs in aggregate during the three months ended November 30, 2014 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
September 1, 2014 - September 30, 2014	87,000	$73.07	87,000	$9,204,883
October 1, 2014 - October 31, 2014	166,016	$55.56	166,016	$50,000,000
November 1, 2014 - November 30, 2014	125,679	$59.89	125,679	$42,473,219

	378,695		378,695

[1]	The $50 million share repurchase program authorized in October 2013 was completed in October 2014 and replaced by the new $50 million share repurchase program authorized in October 2014.

THE GREENBRIER COMPANIES, INC.

Item 6. Exhibits

(a)	List of Exhibits:

10.1*	Amendment No. 3 to the Greenbrier Companies Nonqualified Deferred Compensation Plan Adoption Agreement, dated January 1, 2014.

10.2*	Amendment No. 4 to the Greenbrier Companies Nonqualified Deferred Compensation Plan Adoption Agreement, dated October 28, 2014

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

THE GREENBRIER COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: January 7, 2015	By:	/s/ Mark J. Rittenbaum
Mark J. Rittenbaum
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: January 7, 2015	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)