Form 10-Q
period 2015-02-28
GREENBRIER COMPANIES INC
filed 2015-04-07
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 28, 2015

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

The number of shares of the registrant’s common stock, without par value, outstanding on April 1, 2015 was 26,392,883 shares.

THE GREENBRIER COMPANIES, INC.

Forward-Looking Statements

From time to time, The Greenbrier Companies, Inc. and its subsidiaries (“Greenbrier” or “the Company”) or their representatives have made or may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

•	availability of financing sources and borrowing base for working capital, other business development activities, capital spending and leased railcars for syndication (sale of railcars with lease attached);

•	ability to renew, maintain or obtain sufficient credit facilities and financial guarantees on acceptable terms;

•	ability to utilize beneficial tax strategies;

•	ability to grow our businesses;

•	ability to obtain lease and sales contracts which provide adequate protection against changes in interest rates and increased costs of materials and components;

•	ability to obtain adequate insurance coverage at acceptable rates;

•	ability to convert backlog of railcar orders and lease commitments;

•	ability to obtain adequate certification and licensing of products; and

•	short-term and long-term revenue and earnings effects of the above items.

The following factors, among others, could cause actual results or outcomes to differ materially from the forward-looking statements:

•	fluctuations in demand for newly manufactured railcars or marine barges;

•	fluctuations in demand for wheels, repair & parts;

•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase the amount of products or services under the contracts as anticipated;

•	ability to maintain sufficient availability of credit facilities and to maintain compliance with or to obtain appropriate amendments to covenants under various credit agreements;

•	domestic and global economic conditions including such matters as embargoes or quotas;

•	U.S., Mexican and other global political or security conditions including such matters as terrorism, war, civil disruption and crime;

•	growth or reduction in the surface transportation industry;

•	ability to maintain good relationships with our labor force, third party labor providers and collective bargaining units representing our direct and indirect labor force;

•	ability to maintain good relationships with our customers and suppliers;

•	steel and specialty component price fluctuations and availability, scrap surcharges, steel scrap prices and other commodity price fluctuations and availability and their impact on product demand and margin;

•	delay or failure of acquired businesses or joint ventures, assets, start-up operations, or new products or services to compete successfully;

•	changes in product mix and the mix of revenue levels among reporting segments;

•	labor disputes, energy shortages or operating difficulties that might disrupt operations or the flow of cargo;

•	production difficulties and product delivery delays as a result of, among other matters, inefficiencies associated with expansion or the start-up of production lines and new facilities or increased production rates, changing technologies, transfer of production between facilities or non-performance of alliance partners, subcontractors or suppliers;

•	interruption of our manufacturing operations as a result of lease termination or expiration;

THE GREENBRIER COMPANIES, INC.

•	ability to renew or replace expiring customer contracts on satisfactory terms;

•	ability to obtain and execute suitable contracts for leased railcars for syndication;

•	lower than anticipated lease renewal rates, earnings on utilization based leases or residual values for leased equipment;

•	discovery of defects in railcars or services resulting in increased warranty costs or litigation;

•	physical damage, business interruption or product or service liability claims that exceed our insurance coverage;

•	commencement of and ultimate resolution or outcome of pending or future litigation and investigations;

•	natural disasters or severe weather patterns that may affect either us, our suppliers or our customers;

•	loss of business from, or a decline in the financial condition of, any of the principal customers that represent a significant portion of our total revenues;

•	competitive factors, including introduction of competitive products, new entrants into certain of our markets, price pressures, limited customer base, and competitiveness of our manufacturing facilities and products;

•	industry overcapacity and our manufacturing capacity utilization;

•	decreases or write-downs in carrying value of inventory, goodwill, intangibles or other assets due to impairment;

•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

•	changes in future maintenance or warranty requirements;

•	ability to adjust to the cyclical nature of the industries in which we operate;

•	changes in interest rates and financial impacts from interest rates;

•	ability and cost to maintain and renew operating permits;

•	actions or failures to act by various regulatory agencies including potential environmental remediation obligations or changing tank car or other rail car regulation;

•	changes in commodity prices, including oil and gas;

•	risks associated with our intellectual property rights or those of third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;

•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;

•	availability of a trained work force at a reasonable cost and with reasonable terms of employment;

•	availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;

•	failure to successfully integrate joint ventures or acquired businesses;

•	discovery of previously unknown liabilities associated with acquired businesses;

•	failure of or delay in implementing and using new software or other technologies;

•	the impact of cybersecurity risks and the costs of mitigating and responding to a data security breach;

•	ability to replace maturing lease and management services revenue and earnings with revenue and earnings from new commercial transactions, including new railcar leases, additions to the lease fleet and new management services contracts;

•	credit limitations upon our ability to maintain effective hedging programs;

•	financial impacts from currency fluctuations and currency hedging activities in our worldwide operations;

•	changes in legislation and increased costs related to health care; and

•	fraud, misconduct by employees and potential exposure to liabilities under the Foreign Corrupt Practices Act and other anti-corruption laws and regulations.

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

All references to years refer to the fiscal years ended August 31st unless otherwise noted.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Consolidated Balance Sheets

(In thousands, unaudited)

	February 28, 2015	August 31, 2014
Assets
Cash and cash equivalents	$145,512	$184,916
Restricted cash	8,722	20,140
Accounts receivable, net	207,488	199,679
Inventories	418,590	305,656
Leased railcars for syndication	198,010	125,850
Equipment on operating leases, net	261,234	258,848
Property, plant and equipment, net	271,977	243,698
Investment in unconsolidated affiliates	71,225	69,359
Goodwill	43,265	43,265
Intangibles and other assets, net	64,386	65,757

	$1,690,409	$1,517,168

Liabilities and Equity
Revolving notes	$90,563	$13,081
Accounts payable and accrued liabilities	417,844	383,289
Deferred income taxes	77,632	81,383
Deferred revenue	28,287	20,603
Notes payable	441,326	445,091

Commitments and contingencies (Note 12)

Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 26,420 and 27,364 shares outstanding at February 28, 2015 and August 31, 2014	—	—
Additional paid-in capital	199,893	235,763
Retained earnings	357,523	282,559
Accumulated other comprehensive loss	(15,925)	(6,932)

Total equity – Greenbrier	541,491	511,390

Noncontrolling interest	93,266	62,331

Total equity	634,757	573,721

	$1,690,409	$1,517,168

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Income

(In thousands, except per share amounts, unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Revenue
Manufacturing	$505,241	$347,755	$885,190	$707,228
Wheels & Parts	102,640	136,540	189,264	249,941
Leasing & Services	22,268	17,921	50,753	35,402

	630,149	502,216	1,125,207	992,571

Cost of revenue
Manufacturing	403,227	306,572	719,264	618,012
Wheels & Parts	92,768	127,940	169,640	235,915
Leasing & Services	8,844	9,853	22,925	19,234

	504,839	444,365	911,829	873,161

Margin	125,310	57,851	213,378	119,410
Selling and administrative expense	32,899	28,125	66,628	54,234
Net gain on disposition of equipment	(121)	(5,416)	(204)	(9,067)
Restructuring charges	—	540	—	1,419

Earnings from operations	92,532	34,602	146,954	72,824

Other costs
Interest and foreign exchange	1,929	4,099	5,070	8,843

Earnings before income taxes and earnings (loss) from unconsolidated affiliates	90,603	30,503	141,884	63,981

Income tax expense	(29,372)	(9,883)	(45,426)	(20,405)

Earnings before earnings (loss) from unconsolidated affiliates	61,231	20,620	96,458	43,576

Earnings (loss) from unconsolidated affiliates	(185)	(67)	570	(26)

Net earnings	61,046	20,553	97,028	43,550
Net earnings attributable to noncontrolling interest	(10,695)	(4,966)	(13,891)	(12,575)

Net earnings attributable to Greenbrier	$50,351	$15,587	$83,137	$30,975

Basic earnings per common share	$1.86	$0.55	$3.04	$1.09

Diluted earnings per common share	$1.57	$0.50	$2.57	$0.98

Weighted average common shares:

Basic	27,028	28,300	27,348	28,359
Diluted	33,073	34,345	33,395	34,404

Dividends declared per common share	$0.15	$—	$0.30	$—

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Net earnings	$61,046	$20,553	$97,028	$43,550

Other comprehensive income (loss)
Translation adjustment	(6,241)	811	(9,691)	3,322
Reclassification of derivative financial instruments recognized in net earnings [1]	382	180	671	317
Unrealized gain on derivative financial instruments [2]	192	352	(114)	1,114
Other (net of tax effect)	8	—	6	—

	(5,659)	1,343	(9,128)	4,753

Comprehensive income	55,387	21,896	87,900	48,303
Comprehensive income attributable to noncontrolling interest	(10,608)	(4,986)	(13,756)	(12,636)

Comprehensive income attributable to Greenbrier	$44,779	$16,910	$74,144	$35,667

[1]	Net of tax of effect of $0.2 million and $0.1 million for the three months ended February 28, 2015 and 2014 and $0.4 million and $0.3 million for the six months ended February 28, 2015 and 2014.
[2]	Net of tax of effect of $0.1 million and $0.1 million for the three months ended February 28, 2015 and 2014 and $0.5 million and $0.3 million for the six months ended February 28, 2015 and 2014.

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Equity

(In thousands, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2014	27,364	$235,763	$282,559	$(6,932)	$511,390	$62,331	$573,721
Net earnings	—	—	83,137	—	83,137	13,891	97,028
Other comprehensive income, net	—	—	—	(8,993)	(8,993)	(135)	(9,128)
Noncontrolling interest adjustments	—	—	—	—	—	21,824	21,824
Purchase of noncontrolling interest	—	—	—	—	—	(80)	(80)
Joint venture partner distribution declared	—	—	—	—	—	(4,565)	(4,565)
Restricted stock awards (net of cancellations)	(82)	(1,298)	—	—	(1,298)	—	(1,298)
Unamortized restricted stock	—	1,298	—	—	1,298	—	1,298
Restricted stock amortization	—	7,193	—	—	7,193	—	7,193
Excess tax benefit from restricted stock awards	—	3,858	—	—	3,858	—	3,858
Conversion of convertible notes	1	25	—	—	25	—	25
Cash dividends	—	—	(8,173)	—	(8,173)	—	(8,173)
Repurchase of stock	(863)	(46,946)	—	—	(46,946)	—	(46,946)

Balance February 28, 2015	26,420	$199,893	$357,523	$(15,925)	$541,491	$93,266	$634,757

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2013	28,084	$259,864	$174,842	$(6,504)	$428,202	$28,625	$456,827
Net earnings	—	—	30,975	—	30,975	12,575	43,550
Other comprehensive income, net	—	—	—	4,692	4,692	61	4,753
Noncontrolling interest adjustments	—	—	—	—	—	2,439	2,439
Investment by joint venture partner	—	—	—	—	—	419	419
Joint venture partner distribution declared	—	—	—	—	—	(3,109)	(3,109)
Restricted stock awards (net of cancellations)	12	458	—	—	458	—	458
Unamortized restricted stock	—	(458)	—	—	(458)	—	(458)
Restricted stock amortization	—	2,862	—	—	2,862	—	2,862
Excess tax benefit from restricted stock awards	—	110	—	—	110	—	110
Repurchase of stock	(289)	(10,272)	—	—	(10,272)	—	(10,272)

Balance February 28, 2014	27,807	$252,564	$205,817	$(1,812)	$456,569	$41,010	$497,579

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months Ended February 28,
	2015	2014
Cash flows from operating activities
Net earnings	$97,028	$43,550
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	(3,245)	(1,448)
Depreciation and amortization	22,398	20,753
Net gain on disposition of equipment	(204)	(9,067)
Stock based compensation expense	7,193	2,862
Noncontrolling interest adjustments	21,824	2,439
Other	549	329
Decrease (increase) in assets:
Accounts receivable, net	(6,256)	6,900
Inventories	(116,432)	9,147
Leased railcars for syndication	(75,564)	(13,603)
Other	(355)	68
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	37,521	(487)
Deferred revenue	7,750	5,377

Net cash provided by (used in) operating activities	(7,793)	66,820

Cash flows from investing activities
Proceeds from sales of assets	3,019	28,671
Capital expenditures	(53,856)	(16,529)
Investment in and advances to unconsolidated affiliates	(5,715)	(1,253)
Decrease (increase) in restricted cash	418	(157)
Other	467	—

Net cash provided by (used in) investing activities	(55,667)	10,732

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	53,000	—
Proceeds from revolving notes with maturities longer than 90 days	42,563	31,738
Repayments of revolving notes with maturities longer than 90 days	(18,081)	(53,209)
Repayments of notes payable	(3,740)	(2,462)
Decrease in restricted cash	11,000	—
Repurchase of stock	(46,946)	(8,889)
Dividends	(8,016)	—
Investment by joint venture partner	—	419
Cash distribution to joint venture partner	(4,422)	(1,604)
Excess tax benefit from restricted stock awards	3,858	110

Net cash provided by (used in) financing activities	29,216	(33,897)

Effect of exchange rate changes	(5,160)	2,839
Increase (decrease) in cash and cash equivalents	(39,404)	46,494
Cash and cash equivalents
Beginning of period	184,916	97,435

End of period	$145,512	$143,929

Cash paid during the period for
Interest	$7,439	$6,610
Income taxes, net	$50,570	$29,283
Non-cash activity
Dividends declared and accrued in Accounts payable and accrued liabilities	$157	—
Transfer from Leased railcars for syndication to Equipment on operating equipment, net	$3,313	—
Capital expenditures accrued in Accounts payable and accrued liabilities	$4,451	—
Transfer of Inventories to Leased railcars for syndication	—	$2,776
Repurchase of stock accrued in Accounts payable and accrued liabilities	—	$1,383

THE GREENBRIER COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of February 28, 2015 and for the three and six months ended February 28, 2015 and 2014 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. The results of operations for the three and six months ended February 28, 2015 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2015.

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

Prospective Accounting Changes – In May 2014, the Financial Accounting Standards Board (FASB) and International Accounting Standards Board (IASB) jointly issued a converged standard on the recognition of revenue from contracts with customers. The issued guidance converges the criteria for reporting revenue, as well as requiring disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from these contracts. Companies can transition to the standard either retrospectively or as a cumulative effective adjustment as of the date of adoption. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company plans to adopt this guidance beginning September 1, 2017. The Company is evaluating the impact of this standard as well as its method of adoption on its consolidated financial statements and disclosures.

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

During the three and six months ended February 28, 2015, the Company purchased a total of 483,983 and 862,678 shares for approximately $23.8 million and $46.9 million, respectively, under these share repurchase programs. As of February 28, 2015 the Company had $43.6 million available under the $75 million share repurchase program. Subsequent to February 28, 2015 and through April 2, 2015, the Company purchased an additional 28,363 shares for approximately $1.5 million under the share repurchase program.

THE GREENBRIER COMPANIES, INC.

Note 2 – Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead. The following table summarizes the Company’s inventory balance:

(In thousands)	February 28, 2015	August 31, 2014
Manufacturing supplies and raw materials	$329,169	$235,903
Work-in-process	70,710	48,853
Finished goods	21,779	23,766
Excess and obsolete adjustment	(3,068)	(2,866)

	$418,590	$305,656

Note 3 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	February 28, 2015	August 31, 2014
Intangible assets subject to amortization:
Customer relationships	$65,023	$65,023
Accumulated amortization	(32,018)	(30,282)
Other intangibles	3,455	3,699
Accumulated amortization	(3,065)	(3,156)

	33,395	35,284
Intangible assets not subject to amortization	912	912
Nonqualified savings plan investments	12,439	10,223
Prepaid and other assets	11,245	11,736
Debt issuance costs, net	6,395	7,602

Total Intangible and other assets, net	$64,386	$65,757

Amortization expense for the three and six months ended February 28, 2015 was $0.9 million and $1.8 million and for the three and six months ended February 28, 2014 was $1.0 million and $2.6 million. Amortization expense for the years ending August 31, 2015, 2016, 2017, 2018 and 2019 is expected to be $3.6 million, $3.6 million, $3.6 million, $3.4 million and $3.4 million.

THE GREENBRIER COMPANIES, INC.

Note 4 – Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $356.5 million as of February 28, 2015.

As of February 28, 2015, a $290.0 million revolving line of credit, maturing June 2016, secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 2.25% or Prime plus 1.25% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of February 28, 2015, lines of credit totaling $16.5 million secured by certain of the Company’s European assets, with various variable rates that range from Warsaw Interbank Offered Rate (“WIBOR”) plus 1.2% to WIBOR plus 1.5%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from June 2015 through April 2017.

As of February 28, 2015, the Company’s Mexican joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $20.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture will be able to draw amounts available under this facility through April 2015 and a renewal of this facility is currently in process. The second line of credit provides up to $30.0 million and is fully guaranteed by each of the joint venture partners, including the Company. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through January 2019.

As of February 28, 2015, outstanding commitments under the senior secured credit facilities consisted of $10.1 million in letters of credit and $53.0 million in revolving notes under the North American credit facility and $37.6 million outstanding in revolving notes under the Mexican joint venture credit facilities.

As of August 31, 2014, outstanding commitments under the senior secured credit facilities consisted of $9.6 million in letters of credit under the North American credit facility and $13.1 million outstanding in revolving notes under the Mexican joint venture credit facilities.

THE GREENBRIER COMPANIES, INC.

Note 5 – Accounts Payable and Accrued Liabilities

(In thousands)	February 28, 2015	August 31, 2014
Trade payables	$258,371	$204,744
Other accrued liabilities	61,453	66,421
Accrued payroll and related liabilities	54,932	64,959
Accrued maintenance	16,698	14,329
Income taxes payable	13,530	19,709
Accrued warranty	9,188	9,340
Other	3,672	3,787

	$417,844	$383,289

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

Warranty accrual activity:

(In thousands)	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Balance at beginning of period	$8,896	$11,479	$9,340	$12,128
Charged to cost of revenue, net	1,299	625	1,946	1,247
Payments	(829)	(1,511)	(1,803)	(2,983)
Currency translation effect	(178)	80	(295)	281

Balance at end of period	$9,188	$10,673	$9,188	$10,673

THE GREENBRIER COMPANIES, INC.

Note 7 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Loss on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2014	$(1,601)	$(4,813)	$(518)	$(6,932)
Other comprehensive income (loss) before reclassifications	(114)	(9,556)[1]	6	(9,664)
Amounts reclassified from accumulated other comprehensive loss	671	—	—	671

Balance, February 28, 2015	$(1,044)	$(14,369)	$(512)	$(15,925)

[1]	Primarily relates to the foreign currency translation of the Company’s Zloty functional currency operations in Poland to US Dollars.

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Income, with presentation location, were as follows:

	Three Months Ended February 28,		Six Months Ended February 28,		Financial Statement
(In thousands)	2015	2014	2015	2014	Location
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$127	$(89)	$134	$(240)	Revenue
Interest rate swap contracts	450	409	907	829	Interest and foreign exchange

	577	320	1,041	589	Total before tax
	(195)	(140)	(370)	(272)	Tax expense

	$382	$180	$671	$317	Net of tax

THE GREENBRIER COMPANIES, INC.

Note 8 – Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

(In thousands)	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Weighted average basic common shares outstanding (1)	27,028	28,300	27,348	28,359
Dilutive effect of 2018 Convertible notes (2)	6,044	6,045	6,044	6,045
Dilutive effect of 2026 Convertible notes (3)	1	—	3	—

Weighted average diluted common shares outstanding	33,073	34,345	33,395	34,404

(1)	Restricted stock grants and restricted stock units, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position.
(2)	The dilutive effect of the 2018 Convertible notes was included for the three and six months ended February 28, 2015 and 2014 as they were considered dilutive under the “if converted” method as further discussed below.
(3)	The dilutive effect of the 2026 Convertible notes was included for the three and six months ended February 28, 2015 as the average stock price was greater than $48.05, as further described below. The effect of the 2026 Convertible notes was excluded for the three and six months ended February 28, 2014 as the average stock price was less than $48.05 and therefore was considered anti-dilutive.

Dilutive EPS for the three and six months ended February 28, 2015 and 2014 was calculated using the more dilutive of two approaches. The first approach includes the dilutive effect of shares underlying the 2026 Convertible notes in the share count using the treasury stock method. The second approach supplements the first by including the “if converted” effect of the 2018 Convertible notes issued in March 2011. Under the “if converted” method, debt issuance and interest costs, both net of tax, associated with the convertible notes are added back to net earnings and the share count is increased by the shares underlying the convertible notes. The 2026 Convertible notes are included in the calculation of both approaches using the treasury stock method when the average stock price is greater than the initial conversion price of $48.05.

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Net earnings attributable to Greenbrier	$50,351	$15,587	$83,137	$30,975
Add back:
Interest and debt issuance costs on the 2018 Convertible notes, net of tax	1,416	1,416	2,832	2,832

Earnings before interest and debt issuance costs on convertible notes	$51,767	$17,003	$85,969	$33,807

Weighted average diluted common shares outstanding	33,073	34,345	33,395	34,404

Diluted earnings per share (1)	$1.57	$0.50	$2.57	$0.98

(1)	Diluted earnings per share was calculated as follows:

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

Compensation expense for restricted stock and restricted stock unit grants was $3.8 million and $7.2 million for the three and six months ended February 28, 2015 and $1.5 million and $2.9 million for the three and six months ended February 28, 2014. Compensation expense related to restricted stock and restricted stock unit grants is recorded in Selling and administrative expense and Cost of revenue on the Consolidated Statements of Income.

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

At February 28, 2015 exchange rates, forward exchange contracts for the purchase of Polish Zloty and the sale of Euro aggregated $86.8 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when there is a loss, or as Accounts receivable, net when there is a gain. As the contracts mature at various dates through February 2016, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations in Interest and foreign exchange.

At February 28, 2015, an interest rate swap agreement maturing in March 2020 had a notional amount of $97.4 million. The fair value of the contract is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At February 28, 2015 interest rates, approximately $1.7 million would be reclassified to interest expense in the next 12 months.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		February 28, 2015	August 31, 2014		February 28, 2015	August 31, 2014
(In thousands)	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments

Foreign forward exchange contracts	Accounts receivable, net	$1,330	$129	Accounts payable and accrued liabilities	$6	$704

Interest rate swap contracts	Intangibles and other assets, net	—	—	Accounts payable and accrued liabilities	2,253	1,286

		$1,330	$129		$2,259	$1,990

Derivatives not designated as hedging instruments

Foreign forward exchange contracts	Accounts receivable, net	$104	$71	Accounts payable and accrued liabilities	$4	$5

THE GREENBRIER COMPANIES, INC.

The Effect of Derivative Instruments on the Statements of Income

Derivatives in cash flow hedging relationships	Location of gain recognized in income on derivatives	Gain recognized in income on derivatives six months ended February 28,
		2015	2014
Foreign forward exchange contract	Interest and foreign exchange	$81	$196
Interest rate swap contracts	Interest and foreign exchange	69	—

		$150	$196

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) six months ended February 28,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income (effective portion) six months ended February 28,		Location of gain in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain recognized on derivative (ineffective portion and amount excluded from effectiveness testing) six months ended February 28,
	2015	2014		2015	2014		2015	2014
Foreign forward exchange contracts	$1,204	$1,388	Revenue	$(134)	$239	Interest and foreign exchange	$792	$384

Interest rate swap contracts	(1,925)	13	Interest and foreign exchange	(907)	(828)	Interest and foreign exchange	—	—

	$(721)	$1,401		$(1,041)	$(589)		$792	$384

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

The results of operations for the GBW Joint Venture are not reflected in the tables below as the investment is accounted for under the equity method of accounting. For the three and six months ended February 28, 2015, GBW generated total revenue of $83.3 million and $165.9 million. GBW had total assets of $217.4 million and $210.6 million as of February 28, 2015 and August 31, 2014. The Company recorded a loss of $0.3 million and earnings of $0.1 million in Earnings (loss) from unconsolidated affiliates associated with GBW for the three and six months ended February 28, 2015. The Company’s total investment in GBW at February 28, 2015 was $57.7 million which is included in unallocated assets in the tables below.

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

THE GREENBRIER COMPANIES, INC.

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

For the three months ended February 28, 2015:

	Revenue			Earnings (loss) from operations
	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$505,241	$81	$505,322	$90,876	$9	$90,885
Wheels & Parts	102,640	5,934	108,574	7,976	653	8,629
Leasing & Services	22,268	18,627	40,895	9,811	18,627	28,438
Eliminations	—	(24,642)	(24,642)	—	(19,289)	(19,289)
Corporate	—	—	—	(16,131)	—	(16,131)

	$630,149	$—	$630,149	$92,532	$—	$92,532

For the six months ended February 28, 2015:

	Revenue			Earnings (loss) from operations
	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$885,190	$7,501	$892,691	$142,927	$795	$143,722
Wheels & Parts	189,264	12,845	202,109	15,908	1,437	17,345
Leasing & Services	50,753	31,811	82,564	20,853	31,811	52,664
Eliminations	—	(52,157)	(52,157)	—	(34,043)	(34,043)
Corporate	—	—	—	(32,734)	—	(32,734)

	$1,125,207	$—	$1,125,207	$146,954	$—	$146,954

For the three months ended February 28, 2014:

	Revenue			Earnings (loss) from operations
	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$347,755	$—	$347,755	$30,112	$—	$30,112
Wheels & Parts	136,540	2,307	138,847	3,574	42	3,616
Leasing & Services	17,921	5,414	23,335	9,636	5,420	15,056
Eliminations	—	(7,721)	(7,721)	—	(5,462)	(5,462)
Corporate	—	—	—	(8,720)	—	(8,720)

	$502,216	$—	$502,216	$34,602	$—	$34,602

For the six months ended February 28, 2014:

	Revenue			Earnings (loss) from operations
	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$707,228	$—	$707,228	$68,426	$—	$68,426
Wheels & Parts	249,941	3,960	253,901	3,201	73	3,274
Leasing & Services	35,402	8,289	43,691	18,305	8,289	26,594
Eliminations	—	(12,249)	(12,249)	—	(8,362)	(8,362)
Corporate	—	—	—	(17,108)	—	(17,108)

	$992,571	$—	$992,571	$72,824	$—	$72,824

	Total assets
	February 28, 2015	August 31, 2014

Manufacturing	$663,567	$521,711
Wheels & Parts	291,358	298,009
Leasing & Services	516,835	436,075
Unallocated	218,649	261,373

	$1,690,409	$1,517,168

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

On October 13, 2014, the Company disclosed that it received various complaints through its whistleblower hotline concerning alleged misconduct involving a senior employee at its Concarril manufacturing facility in Sahagun, Mexico. The Company retained outside counsel who conducted an independent investigation of the matter. In addition, the Company voluntarily contacted the United States Securities and Exchange Commission and the United States Department of Justice to advise both agencies that an independent investigation was underway, and kept such agencies informed of the progress and results of the investigation. The investigation concluded that there were conflicts of interest in connection with procurement of supplies and materials at the Concarril facility, and inappropriate personal use of Company assets and resources. As a result of the investigation, the involved employee left the Company. No information was discovered to suggest that the misconduct involved the Company’s other operations, or executive officers or other senior managers, or that the misconduct had a material impact on the Company’s financial condition or results of operations.

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

In accordance with customary business practices in Europe, the Company has $3.9 million in bank and third party warranty and performance guarantee facilities, all of which have been utilized as of February 28, 2015. To date no amounts have been drawn under these guarantee facilities.

As of February 28, 2015, the Mexican joint venture had $38.9 million of third party debt outstanding, for which the Company and its joint venture partner had each guaranteed approximately $34.4 million.

As of February 28, 2015, the Company had outstanding letters of credit aggregating $10.1 million associated with performance guarantees, facility leases and workers compensation insurance.

On July 18, 2014, the Company and Watco contributed its respective Repair operations to GBW, an unconsolidated 50/50 joint venture. The Company made $12.5 million in cash contributions in 2014 and $3.2 million in cash contributions and $2.5 million in loans in the first half of 2015. The Company expects to loan additional amounts, up to $12.0 million, during the remainder of 2015. The Company is likely to make additional capital contributions or loans to GBW in the future. As of February 28, 2015, the Company had a $2.5 million note receivable and a $21.0 million account receivable from GBW. The account receivable from GBW was for the initial sale of inventory to GBW which may be converted into a note receivable during the year. The Company receives approximately $5 million annually from GBW in lease payments for the Company’s owned facilities and equipment leased to GBW as well as quarterly distributions of a portion of GBW’s earnings. During the quarter ended February 28, 2015, the Company received $0.7 million in quarterly distributions from GBW.

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

Level 1 -	observable inputs such as unadjusted quoted prices in active markets for identical instruments;

Level 2 -	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and

Level 3 -	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of February 28, 2015 were:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$1,434	$—	$1,434	$—
Nonqualified savings plan investments	12,439	12,439	—	—
Cash equivalents	5,058	5,058	—	—

	$18,931	$17,497	$1,434	$—

Liabilities:
Derivative financial instruments	$2,263	$—	$2,263	$—

(1)	Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 10 Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2014 were:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$200	$—	$200	$—
Nonqualified savings plan investments	10,223	10,223	—	—
Cash equivalents	35,036	35,036	—	—

	$45,459	$45,259	$200	$—

Liabilities:
Derivative financial instruments	$1,995	$—	$1,995	$—

THE GREENBRIER COMPANIES, INC.

Note 14 – Guarantor/Non-Guarantor

The convertible senior notes due 2026 (the “Notes”) issued on May 22, 2006 are fully and unconditionally and jointly and severally guaranteed by substantially all of Greenbrier’s material 100% owned U.S. subsidiaries: Autostack Company LLC, Greenbrier-Concarril, LLC, Greenbrier Leasing Company LLC, Greenbrier Leasing Limited Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing, L.P., Greenbrier Railcar LLC, Gunderson LLC, Gunderson Marine LLC, Gunderson Rail Services LLC, Meridian Rail Holding Corp., Meridian Rail Acquisition Corp., Meridian Rail Mexico City Corp., Brandon Railroad LLC, Gunderson Specialty Products, LLC, Greenbrier Railcar Leasing, Inc. and GBW Railcar Holdings, LLC. No other subsidiaries guarantee the Notes including Greenbrier Union Holdings I LLC, Greenbrier MUL Holdings I LLC, Greenbrier Leasing Limited, Greenbrier Europe B.V., Greenbrier Germany GmbH, WagonySwidnica S.A., Zaklad Naprawczy Taboru Kolejowego Olawa sp. z o.o., Zaklad Transportu Kolejowego SIARKOPOL sp. z o.o., Gunderson-Concarril, S.A. de C.V., Greenbrier Rail Services Canada, Inc., Mexico Meridianrail Services, S.A. de C.V., Greenbrier Railcar Services – Tierra Blanca S.A. de C.V., YSD Doors, S.A. de C.V., Greenbrier do Brasil Participações Ltda, Greenbrier Tank Components, LLC, Gunderson-Gimsa S.A. de C.V., Greenbrier, S.A. de C.V. and Greenbrier-Gimsa, LLC.

The following represents the supplemental consolidating condensed financial information of Greenbrier and its guarantor and non-guarantor subsidiaries, as of February 28, 2015 and August 31, 2014, for the three and six months ended February 28, 2015 and 2014. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non-guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Balance Sheet

February 28, 2015

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$84,528	$2,329	$58,655	$—	$145,512
Restricted cash	—	1,819	6,903	—	8,722
Accounts receivable, net	644	433,730	54,491	(281,377)	207,488
Inventories	—	129,303	289,305	(18)	418,590
Leased railcars for syndication	—	222,389	—	(24,379)	198,010
Equipment on operating leases, net	—	260,850	3,075	(2,691)	261,234
Property, plant and equipment, net	9,840	103,772	158,365	—	271,977
Investment in unconsolidated affiliates	1,059,361	161,439	3,916	(1,153,491)	71,225
Goodwill	—	43,265	—	—	43,265
Intangibles and other assets, net	18,237	42,085	12,752	(8,688)	64,386

	$1,172,610	$1,400,981	$587,462	$(1,470,644)	$1,690,409

Liabilities and Equity
Revolving notes	$53,000	$—	$37,563	$—	$90,563
Accounts payable and accrued liabilities	318,217	205,158	223,350	(328,881)	417,844
Deferred income taxes	14,954	72,073	—	(9,395)	77,632
Deferred revenue	122	28,121	—	44	28,287
Notes payable	244,826	195,188	1,312	—	441,326

Total equity - Greenbrier	541,491	900,441	232,418	(1,132,859)	541,491
Noncontrolling interest	—	—	92,819	447	93,266

Total equity	541,491	900,441	325,237	(1,132,412)	634,757

	$1,172,610	$1,400,981	$587,462	$(1,470,644)	$1,690,409

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Income

For the three months ended February 28, 2015

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$322,665	$427,555	$(244,979)	$505,241
Wheels & Parts	—	103,706	—	(1,066)	102,640
Leasing & Services	295	21,836	1	136	22,268

	295	448,207	427,556	(245,909)	630,149

Cost of revenue
Manufacturing	—	269,619	359,452	(225,844)	403,227
Wheels & Parts	—	93,966	—	(1,198)	92,768
Leasing & Services	—	8,868	—	(24)	8,844

	—	372,453	359,452	(227,066)	504,839

Margin	295	75,754	68,104	(18,843)	125,310

Selling and administrative	14,477	8,522	10,146	(246)	32,899
Net gain on disposition of equipment	—	(120)	—	(1)	(121)

Earnings (loss) from operations	(14,182)	67,352	57,958	(18,596)	92,532

Other costs
Interest and foreign exchange	3,120	1,743	(2,934)	—	1,929

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(17,302)	65,609	60,892	(18,596)	90,603

Income tax (expense) benefit	(7,481)	(16,420)	(9,846)	4,375	(29,372)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(24,783)	49,189	51,046	(14,221)	61,231

Earnings (loss) from unconsolidated affiliates	75,134	10,852	48	(86,219)	(185)

Net earnings (loss)	50,351	60,041	51,094	(100,440)	61,046
Net (earnings) loss attributable to noncontrolling interest	—	—	(19,429)	8,734	(10,695)

Net earnings (loss) attributable to Greenbrier	$50,351	$60,041	$31,665	$(91,706)	$50,351

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Income

For the six months ended February 28, 2015

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$596,477	$793,301	$(504,588)	$885,190
Wheels & Parts	—	192,171	—	(2,907)	189,264
Leasing & Services	173	50,302	1	277	50,753

	173	838,950	793,302	(507,218)	1,125,207

Cost of revenue
Manufacturing	—	505,271	673,225	(459,232)	719,264
Wheels & Parts	—	172,624	—	(2,984)	169,640
Leasing & Services	—	22,973	—	(48)	22,925

	—	700,868	673,225	(462,264)	911,829

Margin	173	138,082	120,077	(44,954)	213,378

Selling and administrative	30,265	16,217	20,257	(111)	66,628
Net gain on disposition of equipment	—	(203)	—	(1)	(204)

Earnings (loss) from operations	(30,092)	122,068	99,820	(44,842)	146,954

Other costs
Interest and foreign exchange	6,105	3,349	(4,384)	—	5,070

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(36,197)	118,719	104,204	(44,842)	141,884

Income tax (expense) benefit	(8,691)	(36,413)	(14,671)	14,349	(45,426)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(44,888)	82,306	89,533	(30,493)	96,458

Earnings (loss) from unconsolidated affiliates	128,025	16,235	95	(143,785)	570

Net earnings (loss)	83,137	98,541	89,628	(174,278)	97,028
Net (earnings) loss attributable to noncontrolling interest	—	—	(35,577)	21,686	(13,891)

Net earnings (loss) attributable to Greenbrier	$83,137	$98,541	$54,051	$(152,592)	$83,137

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the three months ended February 28, 2015

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$50,351	$60,041	$51,094	$(100,440)	$61,046

Other comprehensive income (loss)
Translation adjustment	—	(71)	(6,170)	—	(6,241)
Reclassification of derivative financial instruments recognized in net earnings (loss)	—	103	279	—	382
Unrealized gain on derivative financial instruments	—	(366)	558	—	192
Other (net of tax effect)	—	—	8	—	8

	—	(334)	(5,325)	—	(5,659)

Comprehensive income (loss)	50,351	59,707	45,769	(100,440)	55,387
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(19,342)	8,734	(10,608)

Comprehensive income (loss) attributable to Greenbrier	$50,351	$59,707	$26,427	$(91,706)	$44,779

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the six months ended February 28, 2015

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$83,137	$98,541	$89,628	$(174,278)	$97,028

Other comprehensive income (loss)
Translation adjustment	—	(119)	(9,572)	—	(9,691)
Reclassification of derivative financial instruments recognized in net earnings (loss)	—	562	109	—	671
Unrealized gain on derivative financial instruments	—	(1,197)	1,083	—	(114)
Other (net of tax effect)	—	—	6	—	6

	—	(754)	(8,374)	—	(9,128)

Comprehensive income (loss)	83,137	97,787	81,254	(174,278)	87,900
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(35,442)	21,686	(13,756)

Comprehensive income (loss) attributable to Greenbrier	$83,137	$97,787	$45,812	$(152,592)	$74,144

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the six months ended February 28, 2015

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$83,137	$98,541	$89,628	$(174,278)	$97,028
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	2,846	(8,417)	2,326	—	(3,245)
Depreciation and amortization	955	13,179	8,312	(48)	22,398
Net gain on disposition of equipment	—	(203)	—	(1)	(204)
Stock based compensation expense	7,193	—	—	—	7,193
Noncontrolling interest adjustments	—	—	—	21,824	21,824
Other	43	6	501	(1)	549
Decrease (increase) in assets:
Accounts receivable, net	(19)	19,260	7,687	(33,184)	(6,256)
Inventories	—	(16,186)	(100,168)	(78)	(116,432)
Leased railcars for syndication	—	(96,990)	—	21,426	(75,564)
Other	1,542	1,726	(6,347)	2,724	(355)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	25,397	(16,725)	41,013	(12,164)	37,521
Deferred revenue	—	8,171	(421)	—	7,750

Net cash provided by (used in) operating activities	121,094	2,362	42,531	(173,780)	(7,793)

Cash flows from investing activities:
Proceeds from sales of assets	—	3,019	—	—	3,019
Capital expenditures	(4,618)	(14,709)	(34,927)	398	(53,856)
Investment in and net advances to unconsolidated affiliates	(163,337)	(15,760)	—	173,382	(5,715)
Decrease (increase) in restricted cash	—	419	(1)	—	418
Other	467	—	—	—	467

Net cash provided by (used in) investing activities	(167,488)	(27,031)	(34,928)	173,780	(55,667)

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	53,000	—	—	—	53,000
Proceeds from revolving notes with maturities longer than 90 days	—	—	42,563	—	42,563
Repayment of revolving notes with maturities longer than 90 days	—	—	(18,081)	—	(18,081)
Repayments of notes payable	(5)	(3,516)	(219)	—	(3,740)
Intercompany advances	(20,716)	21,269	(553)	—	—
Decrease in restricted cash	—	11,000	—	—	11,000
Repurchase of stock	(46,946)	—	—	—	(46,946)
Dividends	(8,016)	—	—	—	(8,016)
Cash distribution to joint venture partner	—	—	(4,422)	—	(4,422)
Excess tax benefit from restricted stock awards	3,858	—	—	—	3,858

Net cash provided by (used in) financing activities	(18,825)	28,753	19,288	—	29,216

Effect of exchange rate changes	—	(1,867)	(3,293)	—	(5,160)
Increase (decrease) in cash and cash equivalents	(65,219)	2,217	23,598	—	(39,404)
Cash and cash equivalents
Beginning of period	149,747	112	35,057	—	184,916

End of period	$84,528	$2,329	$58,655	$—	$145,512

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

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Income

For the three months ended February 28, 2014

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$219,195	$305,328	$(176,768)	$347,755
Wheels & Parts	—	138,191	—	(1,651)	136,540
Leasing & Services	367	17,395	1	158	17,921

	367	374,781	305,329	(178,261)	502,216

Cost of revenue
Manufacturing	—	200,464	278,474	(172,366)	306,572
Wheels & Parts	—	129,570	—	(1,630)	127,940
Leasing & Services	—	9,874	—	(21)	9,853

	—	339,908	278,474	(174,017)	444,365

Margin	367	34,873	26,855	(4,244)	57,851

Selling and administrative	9,111	9,944	8,920	150	28,125
Net gain on disposition of equipment	—	(4,971)	(272)	(173)	(5,416)
Restructuring charges	—	540	—	—	540

Earnings (loss) from operations	(8,744)	29,360	18,207	(4,221)	34,602

Other costs
Interest and foreign exchange	2,899	959	241	—	4,099

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(11,643)	28,401	17,966	(4,221)	30,503

Income tax (expense) benefit	4,281	(10,100)	(5,405)	1,341	(9,883)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(7,362)	18,301	12,561	(2,880)	20,620

Earnings (loss) from unconsolidated affiliates	22,949	1,643	45	(24,704)	(67)

Net earnings (loss)	15,587	19,944	12,606	(27,584)	20,553
Net (earnings) loss attributable to noncontrolling interest	—	—	(7,269)	2,303	(4,966)

Net earnings (loss) attributable to Greenbrier	$15,587	$19,944	$5,337	$(25,281)	$15,587

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Income

For the six months ended February 28, 2014

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$405,199	$617,639	$(315,610)	$707,228
Wheels & Parts	—	252,912	—	(2,971)	249,941
Leasing & Services	757	34,330	1	314	35,402

	757	692,441	617,640	(318,267)	992,571

Cost of revenue
Manufacturing	—	368,001	560,997	(310,986)	618,012
Wheels & Parts	—	238,857	—	(2,942)	235,915
Leasing & Services	—	19,276	—	(42)	19,234

	—	626,134	560,997	(313,970)	873,161

Margin	757	66,307	56,643	(4,297)	119,410

Selling and administrative	17,711	19,157	17,067	299	54,234
Net gain on disposition of equipment	—	(8,145)	(615)	(307)	(9,067)
Restructuring charges	—	1,419	—	—	1,419

Earnings (loss) from operations	(16,954)	53,876	40,191	(4,289)	72,824

Other costs
Interest and foreign exchange	5,833	1,763	1,247	—	8,843

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(22,787)	52,113	38,944	(4,289)	63,981

Income tax (expense) benefit	7,435	(19,553)	(9,656)	1,369	(20,405)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(15,352)	32,560	29,288	(2,920)	43,576

Earnings (loss) from unconsolidated affiliates	46,327	2,445	77	(48,875)	(26)

Net earnings (loss)	30,975	35,005	29,365	(51,795)	43,550
Net (earnings) loss attributable to noncontrolling interest	—	—	(14,532)	1,957	(12,575)

Net earnings (loss) attributable to Greenbrier	$30,975	$35,005	$14,833	$(49,838)	$30,975

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

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

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

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

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the six months ended February 28, 2014

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$30,975	$35,005	$29,365	$(51,795)	$43,550
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	296	(1,189)	(555)	—	(1,448)
Depreciation and amortization	965	14,113	5,717	(42)	20,753
Net gain on disposition of equipment	—	(8,145)	(615)	(307)	(9,067)
Stock based compensation expense	2,862	—	—	—	2,862
Noncontrolling interest adjustments	—	—	—	2,439	2,439
Other	—	313	17	(1)	329
Decrease (increase) in assets:
Accounts receivable, net	36,804	(76,172)	14,061	32,207	6,900
Inventories	—	20,361	(11,244)	30	9,147
Leased railcars for syndication	—	(16,040)	—	2,437	(13,603)
Other	(1,466)	2,160	(557)	(69)	68
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(19,558)	62,844	(9,923)	(33,850)	(487)
Deferred revenue	(78)	4,697	755	3	5,377

Net cash provided by (used in) operating activities	50,800	37,947	27,021	(48,948)	66,820

Cash flows from investing activities:
Proceeds from sales of assets	—	27,897	774	—	28,671
Capital expenditures	(2,902)	(5,101)	(8,526)	—	(16,529)
Investment in and net advances to unconsolidated affiliates	(46,396)	(2,552)	(1,253)	48,948	(1,253)
Increase in restricted cash	—	(156)	(1)	—	(157)

Net cash provided by (used in) investing activities	(49,298)	20,088	(9,006)	48,948	10,732

Cash flows from financing activities:
Proceeds from revolving notes with maturities longer than 90 days	—	—	31,738	—	31,738
Repayment of revolving notes with maturities longer than 90 days	—	—	(53,209)	—	(53,209)
Repayments of notes payable	—	(2,041)	(421)	—	(2,462)
Intercompany advances	55,783	(56,474)	691	—	—
Repurchase of stock	(8,889)	—	—	—	(8,889)
Investment by joint venture partner	—	—	419	—	419
Cash distribution to joint venture partner	—	—	(1,604)	—	(1,604)
Excess tax benefit from restricted stock awards	110	—	—	—	110

Net cash provided by (used in) financing activities	47,004	(58,515)	(22,386)	—	(33,897)

Effect of exchange rate changes	—	488	2,351	—	2,839
Increase (decrease) in cash and cash equivalents	48,506	8	(2,020)	—	46,494
Cash and cash equivalents
Beginning of period	63,173	25	34,237	—	97,435

End of period	$111,679	$33	$32,217	$—	$143,929

THE GREENBRIER COMPANIES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Through July 18, 2014, we operated in three reportable segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. Our segments are operationally integrated. On July 18, 2014, we and Watco Companies, LLC (“Watco”), our joint venture partner, contributed our respective Repair operations to GBW Railcar Services LLC (“GBW”), an unconsolidated 50/50 joint venture that became our fourth reportable segment (GBW Joint Venture) upon formation. The Manufacturing segment, operating from facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Wheels & Parts segment (previously known as Wheels, Repair & Parts through 2014) performs wheel and axle servicing, as well as production and reconditioning of a variety of parts for the railroad industry in North America and included the results of operations for our Repair operations through July 18, 2014. After July 18, 2014, the results of these operations were included as part of Earnings (loss) from unconsolidated affiliates as we account for our interest in GBW under the equity method of accounting. The Leasing & Services segment owns approximately 8,300 railcars (6,400 railcars held as equipment on operating leases and 1,900 held as leased railcars for syndication and provides management services for approximately 241,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. The GBW Joint Venture segment provides railcar repair, refurbishment, retrofitting and maintenance services through 39 shops throughout North America, 14 of which are currently tank car certified by the Association of American Railroads (“AAR”) and one location operated exclusively by our company for GBW. We also produce rail castings through an unconsolidated joint venture.

Multi-year supply agreements are a part of rail industry practice. Customer orders may be subject to cancellations or modifications and contain terms and conditions customary in the industry. In most cases, little variation has been experienced between the quantity ordered and the quantity actually delivered.

Our total manufacturing backlog of railcar units as of February 28, 2015 was approximately 46,000 units with an estimated value of $4.78 billion compared to 15,200 units with an estimated value of $1.54 billion as of February 28, 2014. Currently, the entire backlog is expected to be sold to third parties; no orders in our backlog are expected to be placed into our owned lease fleet. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog. Marine backlog currently totals $80 million which includes an order subsequent to quarter end for an ocean-going barge. Marine backlog as of February 28, 2014 was $70 million. Our backlog of railcar units and marine vessels is not necessarily indicative of future results of operations. Certain orders in backlog are subject to customary documentation and completion of terms.

On January 7, 2015, we announced that we have entered an agreement to acquire a 19.5% ownership in Amsted-Maxion Hortolândia, the leading railcar manufacturer in South America, for approximately $15 million, subject to changes in currency exchange rates and certain other factors. The agreement also provides us with an option to acquire an additional 40.5% ownership interest, to be exercised no later than September 30, 2017. The strategic investment is subject to customary closing conditions and is expected to close in the second calendar quarter of 2015.

THE GREENBRIER COMPANIES, INC.

Three Months Ended February 28, 2015 Compared to Three Months Ended February 28, 2014

Overview

Revenue, cost of revenue, margin and operating profit presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

(In thousands)	Three Months Ended February 28,
	2015	2014
Revenue:
Manufacturing	$505,241	$347,755
Wheels & Parts	102,640	136,540
Leasing & Services	22,268	17,921

	630,149	502,216

Cost of revenue:
Manufacturing	403,227	306,572
Wheels & Parts	92,768	127,940
Leasing & Services	8,844	9,853

	504,839	444,365

Margin:
Manufacturing	102,014	41,183
Wheels & Parts	9,872	8,600
Leasing & Services	13,424	8,068

	125,310	57,851
Selling and administrative	32,899	28,125
Net gain on disposition of equipment	(121)	(5,416)
Restructuring charges	—	540

Earnings from operations	92,532	34,602

Interest and foreign exchange	1,929	4,099

Earnings before income taxes and loss from unconsolidated affiliates	90,603	30,503
Income tax expense	(29,372)	(9,883)

Earnings before loss from unconsolidated affiliates	61,231	20,620
Loss from unconsolidated affiliates	(185)	(67)

Net earnings	61,046	20,553
Net earnings attributable to noncontrolling interest	(10,695)	(4,966)

Net earnings attributable to Greenbrier	$50,351	$15,587

Diluted earnings per common share	$1.57	$0.50

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

(In thousands)	Three Months Ended February 28,
	2015	2014
Operating profit (loss):
Manufacturing	$90,876	$30,112
Wheels & Parts	7,976	3,574
Leasing & Services	9,811	9,636
Corporate	(16,131)	(8,720)

	$92,532	$34,602

THE GREENBRIER COMPANIES, INC.

Consolidated Results

(In thousands)	Three Months Ended February 28,		Increase	%
	2015	2014	(Decrease)	Change
Revenue	$630,149	$502,216	$127,933	25.5%
Cost of revenue	$504,839	$444,365	$60,474	13.6%

Margin (%)	19.9%	11.5%	8.4%	*

Net earnings attributable to Greenbrier	$50,351	$15,587	$34,764	223.0%

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period which causes fluctuations in our results of operations.

Revenue was $630.1 million and $502.2 million for the three months ended February 28, 2015 and 2014, respectively. The 25.5% increase in revenue was primarily due to a 45.3% increase in Manufacturing revenue as a result of a 53% higher volume of deliveries due to strong demand in the freight car market. The increase in revenue was also attributed to a 24.3% increase in Leasing & Services revenue primarily due to a higher average volume of rent-producing leased railcars for syndication. These were partially offset by a decrease of 24.8% in Wheels & Parts revenue. On July 18, 2014 we contributed our Repair operations to GBW, an unconsolidated 50/50 joint venture. After July 18, 2014, the results of GBW were included as part of Earnings (loss) from unconsolidated affiliates as we account for our interest in GBW under the equity method of accounting. The decrease in Wheels & Parts revenue was primarily due to the three months ended February 28, 2015 excluding repair revenue as a result of contributing our repair business to GBW, while the three months ended February 28, 2014 included repair revenue.

Cost of revenue was $504.8 million and $444.4 million for the three months ended February 28, 2015 and 2014, respectively. The 13.6% increase in cost of revenue was primarily due to a 31.5% increase in Manufacturing cost of revenue primarily due to a 53% increase in railcar deliveries with a mix which had a lower average labor and material content. The increase in cost of revenue for Manufacturing was partially offset by improved production efficiencies and favorable exchange rates. The increase in cost of revenue was partially offset by a decrease in cost of revenue of 27.5% in Wheels & Parts primarily due to the three months ended February 28, 2015 excluding repair cost of revenue as a result of contributing our repair business to an unconsolidated joint venture, GBW, in July 2014. The three months ended February 28, 2014 included repair cost of revenue. In addition, the increase in cost of revenue was partially offset by a decrease of 10.2% in Leasing & Services primarily due to a decrease in leasing cost of revenue primarily associated with a smaller owned lease fleet as compared to the prior comparable period.

Margin as a percentage of revenue was 19.9% and 11.5% for the three months ended February 28, 2015 and 2014, respectively. The overall 8.4% increase in margin was due to an increase in margin in all three of our segments. Manufacturing margin increased to 20.2% for the three months ended February 28, 2015 compared to 11.8% for the three months ended February 28, 2014 primarily due to a favorable change in product mix and pricing, improved production efficiencies and favorable exchange rates. In addition, the three months ended February 28, 2015 had higher volumes of new railcar sales with leases attached which typically result in higher sales prices and margins. Wheels & Parts margin increased to 9.6% for the three months ended February 28, 2015 compared to 6.3% for the three months ended February 28, 2014 primarily due to a favorable change in wheel pricing and a more favorable parts product mix. In addition, the three months ended February 28, 2015 excluded the results of our repair operations which in the recent past have had lower margins as a percentage of revenue than the rest of the segment. Leasing & Services margin increased to 60.3% for the three months ended February 28, 2015 compared to 45.0% for the three months ended February 28, 2014 primarily due to a higher average volume of rent-producing leased railcars for syndication.

Net earnings attributable to Greenbrier was $50.4 million and $15.6 million for the three months ended February 28, 2015 and February 28, 2014, respectively. The $34.8 million increase in net earnings was primarily attributable to an increase in margin as compared to the prior comparable period.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

(In thousands)	Three Months Ended February 28,		Increase	%
	2015	2014	(Decrease)	Change
Revenue	$505,241	$347,755	$157,486	45.3%
Cost of revenue	$403,227	$306,572	$96,655	31.5%

Margin (%)	20.2%	11.8%	8.4%	*

Operating profit ($)	$90,876	$30,112	$60,764	201.8%
Operating profit (%)	18.0%	8.7%	9.3%	*

Deliveries	5,200	3,400	1,800	52.9%

*	Not meaningful

Manufacturing revenue was $505.2 million and $347.8 million for the three months ended February 28, 2015 and 2014, respectively. Manufacturing revenue increased $157.5 million or 45.3% primarily due to a 53% increase in the volume of deliveries with a mix which had a lower average selling price as compared to the prior comparable period. These higher deliveries were in response to strong demand in the freight car market. Even though the average selling price decreased due to a change in product mix, favorable pricing contributed to the increase in revenue. In addition, the increase in Manufacturing revenue was attributed to an increase in marine activity as compared to the prior comparable period.

Manufacturing cost of revenue was $403.2 million and $306.6 million for the three months ended February 28, 2015 and 2014, respectively. Cost of revenue increased $96.7 million or 31.5% primarily due to an increase of 53% in the volume of railcar deliveries with a mix which had a lower average labor and material content. This was partially offset by improved production efficiencies and favorable exchange rates. In addition, the increase in Manufacturing cost of revenue was attributed to an increase in marine activity as compared to the prior comparable period.

Manufacturing margin as a percentage of revenue for the three months ended February 28, 2015 was 20.2% compared to 11.8% for the three months ended February 28, 2014. The 8.4% increase in margin was primarily due to a favorable change in product mix and pricing, improved production efficiencies and favorable exchange rates. In addition, the three months ended February 28, 2015 had higher volumes of new railcar sales with leases attached which typically result in higher sales prices and margins.

Manufacturing operating profit was $90.9 million or 18.0% of revenue for the three months ended February 28, 2015 and $30.1 million or 8.7% of revenue for the three months ended February 28, 2014. The $60.8 million or 201.8% increase in operating profit was primarily attributed to higher margins.

THE GREENBRIER COMPANIES, INC.

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

(In thousands)	Three Months Ended February 28,		Increase	%
	2015	2014	(Decrease)	Change
Revenue	$102,640	$136,540	$(33,900)	(24.8%)
Cost of revenue	$92,768	$127,940	$(35,172)	(27.5%)

Margin (%)	9.6%	6.3%	3.3%	*

Operating profit ($)	$7,976	$3,574	$4,402	123.2%
Operating profit (%)	7.8%	2.6%	5.2%	*

*	Not meaningful

Wheels & Parts revenue was $102.6 million and $136.5 million for the three months ended February 28, 2015 and 2014, respectively. The $33.9 million or 24.8% decrease in revenue was primarily due to the three months ended February 28, 2015 excluding repair revenue as a result of contributing our repair business to GBW, while the three months ended February 28, 2014 included $40.0 million of repair revenue. This was partially offset by an increase in wheel revenue from a change in wheel set and component product mix resulting in a higher average selling price, an increase in wheel set and component volumes as a result of increased demand and more favorable pricing.

Wheels & Parts cost of revenue was $92.8 million and $127.9 million for the three months ended February 28, 2015 and 2014, respectively. Cost of revenue decreased $35.2 million or 27.5% primarily due to the three months ended February 28, 2015 excluding repair cost of revenue as a result of contributing our repair business to GBW, while the three months ended February 28, 2014 included repair cost of revenue. This was partially offset by an increase in wheel set and component costs associated with increased volumes as a result of increased demand.

Wheels & Parts margin as a percentage of revenue for the three months ended February 28, 2015 was 9.6% compared to 6.3% for the three months ended February 28, 2014. The 3.3% increase was primarily the result of a favorable change in wheel pricing and a more favorable parts product mix. In addition, the three months ended February 28, 2015 excluded the results of our repair operations which in the recent past have had lower margins as a percentage of revenue than the rest of the segment.

Wheels & Parts operating profit was $8.0 million or 7.8% of revenue for the three months ended February 28, 2015 and $3.6 million or 2.6% of revenue for the three months ended February 28, 2014. The $4.4 million or 123.2% increase in operating profit was primarily attributed to an increase in margin in the current year and restructuring charges of $0.5 million in the prior year.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

(In thousands)	Three Months Ended February 28,		Increase	%
	2015	2014	(Decrease)	Change
Revenue	$22,268	$17,921	$4,347	24.3%
Cost of revenue	$8,844	$9,853	$(1,009)	(10.2%)

Margin (%)	60.3%	45.0%	15.3%	*

Operating profit ($)	$9,811	$9,636	$175	1.8%
Operating profit (%)	44.1%	53.8%	(9.7%)	*

*	Not meaningful

Leasing & Services revenue was $22.3 million and $17.9 million for the three months ended February 28, 2015 and 2014, respectively. The $4.3 million or 24.3% increase in revenue was primarily the result of a higher average volume of rent-producing leased railcars for syndication held short-term, which is classified as Leased railcars for syndication on our Consolidated Balance Sheet. The increase in revenue was also attributed to a 33% increase in management services revenue primarily due to the addition of new management service agreements. These were partially offset by a 4% decrease in leasing revenue primarily associated with a smaller owned lease fleet held for long-term ownership, which is classified as Equipment on operating leases, net on our Consolidated Balance Sheet, as compared to the prior year.

Leasing & Services cost of revenue was $8.8 million and $9.9 million for the three months ended February 28, 2015 and 2014, respectively. Cost of revenue decreased $1.0 million or 10.2% primarily due to an 11% decrease in leasing cost of revenue primarily associated with a smaller owned lease fleet as compared to the prior year and lower transportation costs.

Leasing & Services margin as a percentage of revenue for the three months ended February 28, 2015 was 60.3% compared to 45.0% for the three months ended February 28, 2014. The 15.3% increase was primarily the result of a higher average volume of rent-producing leased railcars for syndication as compared to the prior year and lower transportation costs.

Leasing & Services operating profit was $9.8 million or 44.1% of revenue for the three months ended February 28, 2015 and $9.6 million or 53.8% of revenue for the three months ended February 28, 2014. The $0.2 million or 1.8% increase in operating profit was primarily attributed to a $5.4 million increase in gross margin partially offset by a $4.8 million decrease in Net gain on disposition of equipment.

The percentage of owned units on lease at February 28, 2015 was 99.5% compared to 97.6% at February 28, 2014.

THE GREENBRIER COMPANIES, INC.

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

For the three months ended February 28, 2015, GBW generated total revenue of $83.3 million from its 38 railcar repair, refurbishment and retrofitting shops. For the three months ended February 28, 2015, GBW margin as a percentage of revenue was 4.5%.

To reflect our 50% share of GBW’s results, we recorded a loss of $0.3 million in Earnings (loss) from unconsolidated affiliates associated with GBW for the three months ended February 28, 2015.

Selling and Administrative Expense

(In thousands)	Three Months Ended February 28,		Increase	%
	2015	2014	(Decrease)	Change
Selling and administrate expense	$32,899	$28,125	$4,774	17.0%

Selling and administrative expense was $32.9 million or 5.2% of revenue for the three months ended February 28, 2015 compared to $28.1 million or 5.6% of revenue for the prior comparable period. The $4.8 million increase was primarily attributed to a $4.2 million increase in employee related costs including additional headcount and an increase in incentive compensation based on current levels of performance.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $0.1 million for the three months ended February 28, 2015, compared to $5.4 million for the prior comparable period. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity.

All of the current year’s gain of $0.1 million was realized on the disposition of leased assets. The prior year’s gain included $4.9 million that was realized on the disposition of leased assets and $0.5 million on the disposition of equipment related to our restructuring plan to sell or close certain wheels, repair and parts facilities to enhance margins and improve capital efficiency.

Restructuring Charges

During the fourth quarter of 2013, we implemented a restructuring plan to sell or close certain wheels, repair and parts facilities to enhance margins and improve capital efficiency. Restructuring charges related to this plan totaled $0.5 million for the three months ended February 28, 2014 and consisted of employee related termination costs and other expenses.

THE GREENBRIER COMPANIES, INC.

Other Costs

Interest and foreign exchange expense was comprised of the following:

(In thousands)	Three Months Ended February 28,		Increase
	2015	2014	(Decrease)
Interest and foreign exchange:
Interest and other expense	$4,965	$4,265	$700
Foreign exchange gain	(3,036)	(166)	(2,870)

	$1,929	$4,099	$(2,170)

The $2.2 million decrease in interest and foreign exchange expense from the prior comparable period was primarily attributed to the strengthening of the US Dollar against the Mexican Peso which resulted in a $2.9 million increase in foreign exchange gain as compared to the prior comparable period. This was partially offset by an increase of $0.7 million due to higher interest expense on increased levels of average borrowings as compared to the prior comparable period.

Income Tax

The tax rate for the three months ended February 28, 2015 was 32.4%, the same rate as that for the three months ended February 28, 2014. The provision for income taxes is based on projected consolidated results of operations and geographical mix of earnings for the entire year. The tax rate may fluctuate from period to period due to a change in the geographical mix of pre-tax earnings or from the impact of discrete items.

Earnings (Loss) From Unconsolidated Affiliates

Loss from unconsolidated affiliates was $0.2 million for the three months ended February 28, 2015 and primarily included our share of after-tax results from our GBW joint venture including eliminations associated with GBW transactions with other Greenbrier entities and our share of after-tax earnings from our castings joint venture. Loss from unconsolidated affiliates was $67 thousand for the three months ended February 28, 2014 and primarily included our share of after-tax earnings from our castings joint venture.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $10.7 million for the three months ended February 28, 2015 compared to $5.0 million in the prior comparable period. These amounts primarily represent our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The increase of $5.7 million from the prior year is primarily a result of operating at higher production rates and lower intercompany activity.

THE GREENBRIER COMPANIES, INC.

Six Months Ended February 28, 2015 Compared to Six Months Ended February 28, 2014

Overview

(In thousands)	Six Months Ended February 28,
	2015	2014
Revenue:
Manufacturing	$885,190	$707,228
Wheels & Parts	189,264	249,941
Leasing & Services	50,753	35,402

	1,125,207	992,571
Cost of revenue:
Manufacturing	719,264	618,012
Wheels & Parts	169,640	235,915
Leasing & Services	22,925	19,234

	911,829	873,161
Margin:
Manufacturing	165,926	89,216
Wheels & Parts	19,624	14,026
Leasing & Services	27,828	16,168

	213,378	119,410
Selling and administrative	66,628	54,234
Net gain on disposition of equipment	(204)	(9,067)
Restructuring charges	—	1,419

Earnings from operations	146,954	72,824

Interest and foreign exchange	5,070	8,843

Earnings before income taxes and earnings (loss) from unconsolidated affiliates	141,884	63,981
Income tax expense	(45,426)	(20,405)

Earnings before earnings (loss) from unconsolidated affiliates	96,458	43,576
Earnings (loss) from unconsolidated affiliates	570	(26)

Net earnings	97,028	43,550
Net earnings attributable to noncontrolling interest	(13,891)	(12,575)

Net earnings attributable to Greenbrier	$83,137	$30,975

Diluted earnings per common share	$2.57	$0.98

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

(In thousands)	Six Months Ended February 28,
	2015	2014
Operating profit (loss):
Manufacturing	$142,927	$68,426
Wheels & Parts	15,908	3,201
Leasing & Services	20,853	18,305
Corporate	(32,734)	(17,108)

	$146,954	$72,824

THE GREENBRIER COMPANIES, INC.

Consolidated Results

(In thousands)	Six Months Ended February 28,		Increase	%
	2015	2014	(Decrease)	Change
Revenue	$1,125,207	$992,571	$132,636	13.4%
Cost of revenue	$911,829	$873,161	$38,668	4.4%

Margin (%)	19.0%	12.0%	7.0%	*

Net earnings attributable to Greenbrier	$83,137	$30,975	$52,162	168.4%

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period which causes fluctuations in our results of operations.

Revenue was $1.1 billion and $1.0 billion for the six months ended February 28, 2015 and 2014, respectively. The 13.4% increase in revenue was primarily due to a 25.2% increase in Manufacturing revenue as a result of a 30% higher volume of deliveries due to strong demand in the freight car market. The increase in revenue was also attributed to a 43.4% increase in Leasing & Services revenue primarily due to sale of railcars we purchased from a third party and a higher average volume of rent-producing leased railcars for syndication. These were partially offset by a decrease of 24.3% in Wheels & Parts revenue. On July 18, 2014 we contributed our Repair operations to GBW, an unconsolidated 50/50 joint venture. After July 18, 2014, the results of GBW were included as part of Earnings (loss) from unconsolidated affiliates as we account for our interest in GBW under the equity method of accounting. The decrease in Wheels & Parts revenue was primarily due to the six months ended February 28, 2015 excluding repair revenue as a result of contributing our repair business to GBW, while the six months ended February 28, 2014 included repair revenue.

Cost of revenue was $911.8 million and $873.2 million for the six months ended February 28, 2015 and 2014, respectively. The 4.4% increase in cost of revenue was primarily due to a 16.4% increase in Manufacturing cost of revenue primarily due to a 30% increase in railcar deliveries with a mix which had a lower average labor and material content. The increase in cost of revenue for Manufacturing was partially offset by improved production efficiencies and favorable exchange rates. The increase in cost of revenue was also attributed to a 19.2% increase in Leasing & Services cost of revenue primarily due to costs associated with the sale of railcars we purchased from a third party. The increase in cost of revenue was partially offset by a decrease in cost of revenue of 28.1% in Wheels & Parts primarily due to the six months ended February 28, 2015 excluding repair cost of revenue as a result of contributing our repair business to an unconsolidated joint venture, GBW, in July 2014. The six months ended February 28, 2014 included repair cost of revenue.

Margin as a percentage of revenue was 19.0% and 12.0% for the six months ended February 28, 2015 and 2014, respectively. The overall 7.0% increase in margin was due to an increase in margin in all three of our segments. Manufacturing margin increased to 18.7% for the six months ended February 28, 2015 compared to 12.6% for the six months ended February 28, 2014 primarily due to a favorable change in product mix and pricing, improved production efficiencies and favorable exchange rates. In addition, the six months ended February 28, 2015 had higher volumes of new railcar sales with leases attached which typically result in higher sales prices and margins. Wheels & Parts margin increased to 10.4% for the six months ended February 28, 2015 compared to 5.6% for the six months ended February 28, 2014 primarily due to a favorable change in wheel pricing and a more favorable parts product mix. In addition, the six months ended February 28, 2015 excluded the results of our repair operations which historically have had lower margins as a percentage of revenue than the rest of the segment. Leasing & Services margin increased to 54.8% for the six months ended February 28, 2015 compared to 45.7% for the six months ended February 28, 2014 primarily the result of a higher average volume of rent-producing leased railcars for syndication.

THE GREENBRIER COMPANIES, INC.

Net earnings attributable to Greenbrier was $83.1 million and $31.0 million for the six months ended February 28, 2015 and February 28, 2014, respectively. The $52.2 million increase in net earnings was primarily attributable to an increase in margin as compared to the prior comparable period.

Manufacturing Segment

(In thousands)	Six Months Ended February 28,		Increase	%
	2015	2014	(Decrease)	Change
Revenue	$885,190	$707,228	$177,962	25.2%
Cost of revenue	$719,264	$618,012	$101,252	16.4%

Margin (%)	18.7%	12.6%	6.1%	*

Operating profit ($)	$142,927	$68,426	$74,501	108.9%
Operating profit (%)	16.1%	9.7%	6.4%	*

Deliveries	9,200	7,100	2,100	29.6%

*	Not meaningful

Manufacturing revenue was $885.2 million and $707.2 million for the six months ended February 28, 2015 and 2014, respectively. Manufacturing revenue increased $178.0 million or 25.2% primarily due to a 30% increase in the volume of deliveries with a mix which had a lower average selling price as compared to the prior comparable period. These higher deliveries were in response to strong demand in the freight car market. Even though the average selling price decreased due to a change in product mix, favorable pricing contributed to the increase in revenue. In addition, the increase in Manufacturing revenue was attributed to an increase in marine activity as compared to the prior comparable period.

Manufacturing cost of revenue was $719.3 million and $618.0 million for the six months ended February 28, 2015 and 2014, respectively. Cost of revenue increased $101.3 million or 16.4% primarily due to an increase of 30% in the volume of railcar deliveries with a mix which had a lower average labor and material content. This was partially offset by improved production efficiencies and favorable exchange rates. In addition, the increase in Manufacturing cost of revenue was attributed to an increase in marine activity as compared to the prior comparable period.

Manufacturing margin as a percentage of revenue for the six months ended February 28, 2015 was 18.7% compared to 12.6% for the six months ended February 28, 2014. The 6.1% increase in margin was primarily due to a favorable change in product mix and pricing, improved production efficiencies and favorable exchange rates. In addition, the six months ended February 28, 2015 had higher volumes of new railcar sales with leases attached which typically result in higher sales prices and margins.

Manufacturing operating profit was $142.9 million or 16.1% of revenue for the six months ended February 28, 2015 and $68.4 million or 9.7% of revenue for the six months ended February 28, 2014. The $74.5 million or 108.9% increase in operating profit was primarily attributed to higher margins.

THE GREENBRIER COMPANIES, INC.

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

(In thousands)	Six Months Ended February 28,		Increase	%
	2015	2014	(Decrease)	Change
Revenue	$189,264	$249,941	$(60,677)	(24.3%)
Cost of revenue	$169,640	$235,915	$(66,275)	(28.1%)

Margin (%)	10.4%	5.6%	4.8%	*

Operating profit ($)	$15,908	$3,201	$12,707	397.0%
Operating profit (%)	8.4%	1.3%	7.1%	*

*	Not meaningful

Wheels & Parts revenue was $189.3 million and $249.9 million for the six months ended February 28, 2015 and 2014, respectively. The $60.7 million or 24.3% decrease in revenue was primarily due to the six months ended February 28, 2015 excluding repair revenue as a result of contributing our repair business to GBW, while the six months ended February 28, 2014 included $74.9 million of repair revenue. This was partially offset by an increase in wheel revenue from a change in wheel set and component product mix resulting in a higher average selling price, a 6% increase in wheel set and component volumes as a result of increased demand and more favorable pricing.

Wheels & Parts cost of revenue was $169.6 million and $235.9 million for the six months ended February 28, 2015 and 2014, respectively. Cost of revenue decreased $66.3 million or 28.1% primarily due to the six months ended February 28, 2015 excluding repair cost of revenue as a result of contributing our repair business to GBW, while the six months ended February 28, 2014 included repair cost of revenue. This was partially offset by a 6% increase in wheel set and component costs associated with increased volumes as a result of increased demand.

Wheels & Parts margin as a percentage of revenue for the six months ended February 28, 2015 was 10.4% compared to 5.6% for the six months ended February 28, 2014. The 4.8% increase in margin was primarily the result of a favorable change in wheel pricing and a more favorable parts product mix. In addition, the six months ended February 28, 2015 excluded the results of our repair operations which in the recent past have had lower margins as a percentage of revenue than the rest of the segment.

Wheels & Parts operating profit was $15.9 million or 8.4% of revenue for the six months ended February 28, 2015 and $3.2 million or 1.3% of revenue for the six months ended February 28, 2014. The $12.7 million or 397.0% increase in operating profit was primarily attributed to an increase in margin in the current year and restructuring charges of $1.4 million in the prior year.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

(In thousands)	Six Months Ended February 28,		Increase	%
	2015	2014	(Decrease)	Change
Revenue	$50,753	$35,402	$15,351	43.4%
Cost of revenue	$22,925	$19,234	$3,691	19.2%

Margin (%)	54.8%	45.7%	9.1%	*

Operating profit ($)	$20,853	$18,305	$2,548	13.9%
Operating profit (%)	41.1%	51.7%	(10.6%)	*

*	Not meaningful

Leasing & Services revenue was $50.8 million and $35.4 million for the six months ended February 28, 2015 and 2014, respectively. The $15.4 million or 43.4% increase in revenue was primarily the result of a sale of railcars we purchased from a third party. These railcars were not manufactured by our company, but rather purchased from a third party with a lease attached, with the intent to resell them. The gross proceeds of $7.8 million from the sale of these railcars with leases attached were recorded as revenue and the cost of purchasing these railcars from a third party was recorded in cost of sales. The increase in revenue as compared to the prior year was also a result of a higher average volume of rent-producing leased railcars for syndication held short-term, which is classified as Leased railcars for syndication on our Consolidated Balance Sheet. The increase in Leasing revenue was also attributed to a 34% increase in management services revenue due to the addition of new management service agreements.

Leasing & Services cost of revenue was $22.9 million and $19.2 million for the six months ended February 28, 2015 and 2014, respectively. Cost of revenue increased $3.7 million or 19.2% primarily due to costs associated with the sale of railcars we purchased from a third party and new management service agreements.

Leasing & Services margin as a percentage of revenue for the six months ended February 28, 2015 was 54.8% compared to 45.7% for the six months ended February 28, 2014. The 9.1% increase was primarily the result of a higher average volume of rent-producing leased railcars for syndication as compared to the prior year. This was partially offset by a lower margin percentage on the syndication of railcars purchased from a third party.

Leasing & Services operating profit was $20.9 million or 41.1% of revenue for the six months ended February 28, 2015 and $18.3 million and 51.7% of revenue for the six months ended February 28, 2014. The $2.5 million or 13.9% increase in operating profit was primarily attributed to a $11.7 million increase in gross margin partially offset by a $8.4 million decrease in Net gain on disposition of equipment.

THE GREENBRIER COMPANIES, INC.

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

For the six months ended February 28, 2015, GBW generated total revenue of $165.9 million from its 38 railcar repair, refurbishment and retrofitting shops. For the six months ended February 28, 2015, GBW margin as a percentage of revenue was 5.3%. Results were impacted during the six months ended February 28, 2015 by costs associated with the integration and startup of the joint venture.

To reflect our 50% share of GBW’s results, we recorded earnings of $0.1 million in Earnings (loss) from unconsolidated affiliates associated with GBW for the six months ended February 28, 2015.

Selling and Administrative Expense

(In thousands)	Six Months Ended February 28,		Increase	%
	2015	2014	(Decrease)	Change
Selling and administrate expense	$66,628	$54,234	$12,394	22.9%

Selling and administrative expense was $66.6 million or 5.9% of revenue for the six months ended February 28, 2015 compared to $54.2 million or 5.5% of revenue for the prior comparable period. The $12.4 million increase was primarily attributed to a $7.5 million increase in employee related costs including additional headcount and an increase in incentive compensation based on current levels of performance. The increase is also attributed to a $2.1 million increase in travel and entertainment expenses primarily for new business development. In addition, the increase related to $1.9 million in legal, accounting and consulting costs during the six months ended February 28, 2015 associated with the previously disclosed investigation at our Concarril manufacturing facility.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $0.2 million for the six months ended February 28, 2015, compared to $9.1 million for the prior comparable period. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity.

All of the current year’s gain of $0.2 million was realized on the disposition of leased assets. The prior year’s gain included $8.6 million that was realized on the disposition of leased assets and $0.5 million on the disposition of equipment related to our restructuring plan to sell or close certain wheels, repair and parts facilities to enhance margins and improve capital efficiency.

Restructuring Charges

During the fourth quarter of 2013, we implemented a restructuring plan to sell or close certain wheels, repair and parts facilities to enhance margins and improve capital efficiency. Restructuring charges related to this plan totaled $1.4 million for the six months ended February 28, 2014 and consisted of employee related termination costs and other expenses.

THE GREENBRIER COMPANIES, INC.

Other Costs

Interest and foreign exchange expense was comprised of the following:

(In thousands)	Six Months Ended February 28,		Increase
	2015	2014	(Decrease)
Interest and foreign exchange:
Interest and other expense	$9,765	$8,661	$1,104
Foreign exchange (gain) loss	(4,695)	182	(4,877)

	$5,070	$8,843	$(3,773)

The $3.8 million decrease in interest and foreign exchange expense from the prior comparable period was primarily attributed to the strengthening of the US Dollar against the Mexican Peso which resulted in a $4.7 million foreign exchange gain in the current year compared to a $0.2 million foreign exchange loss in the prior year. This was partially offset by an increase of $1.1 million due to higher interest expense on increased levels of average borrowings as compared to the prior comparable period.

Income Tax

The tax rate for the six months ended February 28, 2015 was 32.0%, compared to 31.9% for the six months ended February 28, 2014. The provision for income taxes is based on projected consolidated results of operations and geographical mix of earnings for the entire year. The tax rate fluctuates from period to period due to changes in the geographical mix of pre-tax earnings and the impact of discrete items.

Earnings (Loss) From Unconsolidated Affiliates

Earnings from unconsolidated affiliates was $0.6 million for the six months ended February 28, 2015 and primarily included our share of after-tax earnings from our castings joint venture and our share of after-tax results from our GBW joint venture including eliminations associated with GBW transactions with other Greenbrier entities. Loss from unconsolidated affiliates was $26 thousand for the six months ended February 28, 2014 and primarily included our share of after-tax earnings from our castings joint venture.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $13.9 million for the six months ended February 28, 2015 compared to $12.6 million in the prior comparable period. These amounts primarily represent our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The increase of $1.3 million from the prior year is primarily a result of operating at higher production rates and lower intercompany activity.

THE GREENBRIER COMPANIES, INC.

Liquidity and Capital Resources

	Six Months Ended February 28,
(In thousands)	2015	2014
Net cash provided by (used in) operating activities	$(7,793)	$66,820
Net cash provided by (used in) investing activities	(55,667)	10,732
Net cash provided by (used in) financing activities	29,216	(33,897)
Effect of exchange rate changes	(5,160)	2,839

Net increase (decrease) in cash and cash equivalents	$(39,404)	$46,494

We have been financed through cash generated from operations and borrowings. At February 28, 2015, cash and cash equivalents were $145.5 million, a decrease of $39.4 million from $184.9 million at August 31, 2014.

Cash used in operating activities was $7.8 million for the six months ended February 28, 2015 compared to cash provided by operating activities of $66.8 million for the six months ended February 28, 2014. The change from the prior year was primarily due to increased working capital needs and increased volume of leased railcars for syndication due to operating at higher levels of production through our lease syndication model.

Cash provided by or used in investing activities primarily related to capital expenditures net of proceeds from the sale of assets. Cash used in investing activities for the six months ended February 28, 2015 was $55.7 million compared to cash provided by investing activities of $10.7 million for the six months ended February 28, 2014.

Capital expenditures totaled $53.9 million and $16.5 million for the six months ended February 28, 2015 and 2014. Proceeds from the sale of assets, which primarily related to sales of railcars from our lease fleet within Leasing & Services, were approximately $3.0 million and $28.7 million for the six months ended February 28, 2015 and 2014.

Approximately $41.0 million and $10.0 million of capital expenditures for the six months ended February 28, 2015 and 2014 were attributable to Manufacturing operations. Capital expenditures for Manufacturing are expected to be approximately $95.0 million in 2015 and primarily relate to enhancements to our manufacturing facilities and replacement of certain leased manufacturing capacity in Mexico with an alternative site and expansion of capacity, with the capability for tank car production, at our manufacturing facilities in Mexico.

Approximately $9.4 million and $3.2 million of capital expenditures for the six months ended February 28, 2015 and 2014 were attributable to Leasing & Services operations. Leasing & Services and corporate capital expenditures for 2015 are expected to be approximately $35.0 million. Proceeds from sales of leased railcar equipment are expected to be approximately $10.0 million for 2015. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity.

Wheels & Parts capital expenditures for the six months ended February 28, 2015 and 2014 were $3.5 million and $3.3 million and are expected to be approximately $10.0 million in 2015 for maintenance and improvement of existing facilities.

Cash provided by financing activities was $29.2 million for the six months ended February 28, 2015 compared to cash used in financing activities of $33.9 million for the six months ended February 28, 2014. The change in cash provided by (used in) financing activities was primarily attributed to an increase in proceeds from debt, net of repayments, a $38.1 million increase in the repurchase of stock and an $8.0 million dividend payment during the six months ended February 28, 2015.

A quarterly dividend of $0.15 per share was declared on April 1, 2015.

THE GREENBRIER COMPANIES, INC.

In October 2013, the Board of Directors authorized our company to repurchase up to $50 million of our common stock. We completed this share repurchase program in October 2014. In October 2014, the Board of Directors authorized a new share repurchase program for our company to repurchase up to $50 million of our common stock. In January 2015, the Board of Directors authorized a $25 million increase to the October 2014 share repurchase program, bringing the total to $75 million. During the three and six months ended February 28, 2015, we repurchased a total of 483,983 and 862,678 shares for approximately $23.8 million and $46.9 million under our share repurchase programs. As of February 28, 2015 we had $43.6 million available under the $75 million share repurchase program. Subsequent to February 28, 2015 and through April 2, 2015, we purchased an additional 28,363 shares for approximately $1.5 million under our share repurchase program.

Senior secured credit facilities, consisting of three components, aggregated to $356.5 million as of February 28, 2015. We had an aggregate of $242.9 million available to draw down under the committed credit facilities as of February 28, 2015. This amount consists of $214.0 million available on the North American credit facility, $16.5 million on the European credit facilities and $12.4 million on the Mexican joint venture credit facilities as of February 28, 2015.

As of February 28, 2015, a $290.0 million revolving line of credit secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, maturing June 2016, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 2.25% or Prime plus 1.25% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of February 28, 2015, lines of credit totaling $16.5 million secured by certain of our European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.5%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from June 2015 through April 2017.

As of February 28, 2015, our Mexican joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $20.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture will be able to draw amounts available under this facility through April 2015 and a renewal of this facility is currently in process. The second line of credit provides up to $30.0 million and is fully guaranteed by each of the joint venture partners, including our company. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through January 2019.

As of February 28, 2015, outstanding commitments under the senior secured credit facilities consisted of $10.1 million in letters of credit and $53.0 million in revolving notes under the North American credit facility and $37.6 million outstanding in revolving notes under the Mexican joint venture credit facilities.

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

THE GREENBRIER COMPANIES, INC.

We have operations in Mexico and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency, we enter into foreign currency forward exchange contracts with established financial institutions to protect the margin on a portion of foreign currency sales in firm backlog, primarily in Euro. Given the strong credit standing of the counterparties, no provision has been made for credit loss due to counterparty non-performance.

As of February 28, 2015, the Mexican joint venture had $38.9 million of third party debt, of which we and our joint venture partner have each guaranteed approximately $34.4 million.

In accordance with customary business practices in Europe, we have $3.9 million in bank and third party warranty and performance guarantee facilities as of February 28, 2015. To date no amounts have been drawn under these guarantee facilities.

On July 18, 2014, we and Watco contributed our respective Repair operations to GBW, an unconsolidated 50/50 joint venture. We made $12.5 million in cash contributions in 2014 and $3.2 million in cash contributions and $2.5 million in loans in the first half of 2015. We expect to loan additional amounts, up to $12.0 million, during the remainder of 2015. We are likely to make additional capital contributions or loans to GBW in the future. As of February 28, 2015, we had a $2.5 million note receivable and a $21.0 million account receivable from GBW. The account receivable from GBW was for the initial sale of inventory to GBW which may be converted into a note receivable during the year. We receive approximately $5 million annually from GBW in lease payments for our owned facilities and equipment leased to GBW as well as quarterly distributions of a portion of GBW’s earnings. During the quarter ended February 28, 2015, we received $0.7 million in quarterly distributions from GBW.

We expect existing funds and cash generated from operations, together with proceeds from financing activities including borrowings under existing credit facilities and long-term financings, to be sufficient to fund dividends, working capital needs, additional investments in GBW, planned capital expenditures and expected debt repayments during the next twelve months.

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

Foreign Currency Exchange Risk

We have operations in Mexico and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At February 28, 2015, $86.8 million of forecast sales in Europe were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At February 28, 2015, net assets of foreign subsidiaries aggregated $55.6 million and a 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in equity of $5.6 million, or 1.0% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $97.4 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At February 28, 2015, 64% of our outstanding debt had fixed rates and 36% had variable rates. At February 28, 2015, a uniform 10% increase in variable interest rates would result in approximately $0.5 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Shares repurchased under these share repurchase programs in aggregate during the three months ended February 28, 2015 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
December 1, 2014 – December 31, 2014	408,460	$48.98	408,460	$22,465,082
January 1, 2015 – January 31, 2015	75,523	$50.70	75,523	$43,635,884
February 1, 2015 – February 28, 2015	—	—	—	$43,635,884

	483,983		483,983

[1]	In January 2015, the Board of Directors authorized a $25 million increase to the October 2014 share repurchase program.

THE GREENBRIER COMPANIES, INC.

Item 6.	Exhibits

(a)	List of Exhibits:

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2015, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: April 7, 2015	By:	/s/ Mark J. Rittenbaum
Mark J. Rittenbaum
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 7, 2015	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)