Form 10-Q
period 2015-05-31
GREENBRIER COMPANIES INC
filed 2015-07-01
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2015

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

The number of shares of the registrant’s common stock, without par value, outstanding on June 25, 2015 was 29,400,115 shares.

THE GREENBRIER COMPANIES, INC.

Forward-Looking Statements

From time to time, The Greenbrier Companies, Inc. and its subsidiaries (“Greenbrier” or “the Company”) or their representatives have made or may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

•	availability of financing sources and borrowing base for working capital, other business development activities, capital spending and leased railcars for syndication (sale of railcars with lease attached);

•	ability to renew, maintain or obtain sufficient credit facilities and financial guarantees on acceptable terms;

•	ability to utilize beneficial tax strategies;

•	ability to grow our businesses;

•	ability to obtain lease and sales contracts which provide adequate protection against changes in interest rates and increased costs of materials and components;

•	ability to obtain adequate insurance coverage at acceptable rates;

•	ability to convert backlog of railcar orders and lease commitments;

•	ability to obtain adequate certification and licensing of products; and

•	short-term and long-term revenue and earnings effects of the above items.

The following factors, among others, could cause actual results or outcomes to differ materially from the forward-looking statements:

•	fluctuations in demand for newly manufactured railcars or marine barges;

•	fluctuations in demand for wheels, repair & parts;

•	delays in receipt of orders, risks that contracts may be canceled or modified during their term, not renewed, may be unenforceable or breached by the customer and that customers may not purchase the amount of products or services under the contracts as anticipated;

•	ability to maintain sufficient availability of credit facilities and to maintain compliance with or to obtain appropriate amendments to covenants under various credit agreements;

•	domestic and global economic conditions including such matters as embargoes or quotas;

•	U.S., Mexican and other global political or security conditions including such matters as terrorism, war, civil disruption and crime;

•	sovereign risk related to international governments that includes, but is not limited to, governments stopping payments or repudiating their contracts, nationalizing private businesses and assets or altering foreign exchange regulations;

•	growth or reduction in the surface transportation industry;

•	ability to maintain good relationships with our labor force, third party labor providers and collective bargaining units representing our direct and indirect labor force;

•	ability to maintain good relationships with our customers and suppliers;

•	ability to renew or replace expiring customer contracts on satisfactory terms;

•	ability to obtain and execute suitable contracts for leased railcars for syndication;

•	steel and specialty component price fluctuations and availability, scrap surcharges, steel scrap prices and other commodity price fluctuations and availability and their impact on product demand and margin;

•	delay or failure of acquired businesses or joint ventures, assets, start-up operations, or new products or services to compete successfully;

•	changes in product mix and the mix of revenue levels among reporting segments;

THE GREENBRIER COMPANIES, INC.

•	labor disputes, energy shortages or operating difficulties that might disrupt operations or the flow of cargo;

•	production difficulties and product delivery delays as a result of, among other matters, inefficiencies associated with expansion or the start-up of production lines and new facilities or increased production rates, equipment failures, changing technologies, transfer of production between facilities or non-performance of alliance partners, subcontractors or suppliers;

•	lower than anticipated lease renewal rates, earnings on utilization based leases or residual values for leased equipment;

•	discovery of defects in railcars or services resulting in increased warranty costs or litigation;

•	physical damage, business interruption or product or service liability claims that exceed our insurance coverage;

•	commencement of and ultimate resolution or outcome of pending or future litigation and investigations;

•	natural disasters or severe weather patterns that may affect either us, our suppliers or our customers;

•	loss of business from, or a decline in the financial condition of, any of the principal customers that represent a significant portion of our total revenues;

•	competitive factors, including introduction of competitive products, new entrants into certain of our markets, price pressures, limited customer base, and competitiveness of our manufacturing facilities and products;

•	industry overcapacity and our manufacturing capacity utilization;

•	decreases or write-downs in carrying value of inventory, goodwill, intangibles or other assets due to impairment;

•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

•	changes in future maintenance or warranty requirements;

•	ability to adjust to the cyclical nature of the industries in which we operate;

•	changes in interest rates and financial impacts from interest rates;

•	ability and cost to maintain and renew operating permits;

•	actions or failures to act by various regulatory agencies including potential environmental remediation obligations or changing tank car or other rail car regulation;

•	changes in commodity prices, including oil and gas;

•	risks associated with our intellectual property rights or those of third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;

•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;

•	availability of a trained work force at a reasonable cost and with reasonable terms of employment;

•	availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;

•	failure to successfully integrate joint ventures or acquired businesses;

•	discovery of previously unknown liabilities associated with acquired businesses;

•	failure of or delay in implementing and using new software or other technologies;

•	the impact of cybersecurity risks and the costs of mitigating and responding to a data security breach;

•	ability to replace maturing lease and management services revenue and earnings with revenue and earnings from new commercial transactions, including new railcar leases, additions to the lease fleet and new management services contracts;

•	credit limitations upon our ability to maintain effective hedging programs;

•	financial impacts from currency fluctuations and currency hedging activities in our worldwide operations;

•	changes in legislation and increased costs related to health care; and

•	fraud, misconduct by employees and potential exposure to liabilities under the Foreign Corrupt Practices Act and other anti-corruption laws and regulations.

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

All references to years refer to the fiscal years ended August 31st unless otherwise noted.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Consolidated Balance Sheets

(In thousands, unaudited)

	May 31, 2015	August 31, 2014
Assets
Cash and cash equivalents	$122,783	$184,916
Restricted cash	8,912	20,140
Accounts receivable, net	214,890	199,679
Inventories	426,655	305,656
Leased railcars for syndication	213,197	125,850
Equipment on operating leases, net	257,962	258,848
Property, plant and equipment, net	285,570	243,698
Investment in unconsolidated affiliates	91,217	69,359
Goodwill	43,265	43,265
Intangibles and other assets, net	62,664	65,757

	$1,727,115	$1,517,168

Liabilities and Equity
Revolving notes	$92,507	$13,081
Accounts payable and accrued liabilities	405,544	383,289
Deferred income taxes	75,572	81,383
Deferred revenue	24,209	20,603
Notes payable	346,279	445,091
Commitments and contingencies (Note 13)
Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 28,925 and 27,364 shares outstanding at May 31, 2015 and August 31, 2014	—	—
Additional paid-in capital	293,407	235,763
Retained earnings	396,250	282,559
Accumulated other comprehensive loss	(17,261)	(6,932)

Total equity – Greenbrier	672,396	511,390
Noncontrolling interest	110,608	62,331

Total equity	783,004	573,721

	$1,727,115	$1,517,168

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Income

(In thousands, except per share amounts, unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Revenue
Manufacturing	$593,376	$425,583	$1,478,566	$1,132,811
Wheels & Parts	97,407	140,663	286,671	390,604
Leasing & Services	23,823	27,039	74,576	62,441

	714,606	593,285	1,839,813	1,585,856
Cost of revenue
Manufacturing	465,658	351,829	1,184,922	969,841
Wheels & Parts	89,645	129,825	259,285	365,740
Leasing & Services	10,017	14,856	32,942	34,090

	565,320	496,510	1,477,149	1,369,671
Margin	149,286	96,775	362,664	216,185
Selling and administrative expense	45,595	34,800	112,223	89,034
Net gain on disposition of equipment	(720)	(5,619)	(924)	(14,686)
Restructuring charges	—	56	—	1,475

Earnings from operations	104,411	67,538	251,365	140,362
Other costs
Interest and foreign exchange	4,285	5,437	9,355	14,280

Earnings before income taxes and earnings from unconsolidated affiliates	100,126	62,101	242,010	126,082
Income tax expense	(30,783)	(16,303)	(76,209)	(36,708)

Earnings before earnings from unconsolidated affiliates	69,343	45,798	165,801	89,374
Earnings from unconsolidated affiliates	982	298	1,552	272

Net earnings	70,325	46,096	167,353	89,646
Net earnings attributable to noncontrolling interest	(27,514)	(12,508)	(41,405)	(25,083)

Net earnings attributable to Greenbrier	$42,811	$33,588	$125,948	$64,563

Basic earnings per common share	$1.54	$1.20	$4.58	$2.29
Diluted earnings per common share	$1.33	$1.03	$3.91	$2.01
Weighted average common shares:
Basic	27,842	27,956	27,514	28,223
Diluted	33,000	34,001	33,262	34,268
Dividends declared per common share	$0.15	$—	$0.45	$—

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Net earnings	$70,325	$46,096	$167,353	$89,646
Other comprehensive income
Translation adjustment	(1,299)	80	(10,990)	3,402
Reclassification of derivative financial instruments recognized in net earnings [1]	(254)	4	417	321
Unrealized gain (loss) on derivative financial instruments [2]	107	(659)	(7)	454
Other (net of tax effect)	93	(4)	99	(3)

	(1,353)	(579)	(10,481)	4,174

Comprehensive income	68,972	45,517	156,872	93,820
Comprehensive income attributable to noncontrolling interest	(27,497)	(12,501)	(41,253)	(25,137)

Comprehensive income attributable to Greenbrier	$41,475	$33,016	$115,619	$68,683

[1]	Net of tax of effect of $0.04 million and $0.1 million for the three months ended May 31, 2015 and 2014 and $0.4 million and $0.4 million for the nine months ended May 31, 2015 and 2014.
[2]	Net of tax of effect of $0.1 million and $0.5 million for the three months ended May 31, 2015 and 2014 and $0.6 million and $0.2 million for the nine months ended May 31, 2015 and 2014.

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Equity

(In thousands, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2014	27,364	$235,763	$282,559	$(6,932)	$511,390	$62,331	$573,721
Net earnings	—	—	125,948	—	125,948	41,405	167,353
Other comprehensive loss, net	—	—	—	(10,329)	(10,329)	(152)	(10,481)
Noncontrolling interest adjustments	—	—	—	—	—	20,371	20,371
Purchase of noncontrolling interest	—	—	—	—	—	(80)	(80)
Joint venture partner distribution declared	—	—	—	—	—	(13,267)	(13,267)
Restricted stock awards (net of cancellations)	(19)	22,600	—	—	22,600	—	22,600
Unamortized restricted stock	—	(24,394)	—	—	(24,394)	—	(24,394)
Restricted stock amortization	—	13,176	—	—	13,176	—	13,176
Excess tax benefit from restricted stock awards	—	2,964	—	—	2,964	—	2,964
Conversion of convertible notes, net of debt issuance costs	2,471	91,749	—	—	91,749	—	91,749
Cash dividends	—	—	(12,257)	—	(12,257)	—	(12,257)
Repurchase of stock	(891)	(48,451)	—	—	(48,451)	—	(48,451)

Balance May 31, 2015	28,925	$293,407	$396,250	$(17,261)	$672,396	$110,608	$783,004

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2013	28,084	$259,864	$174,842	$(6,504)	$428,202	$28,625	$456,827
Net earnings	—	—	64,563	—	64,563	25,083	89,646
Other comprehensive income, net	—	—	—	4,120	4,120	54	4,174
Noncontrolling interest adjustments	—	—	—	—	—	2,953	2,953
Investment by joint venture partner	—	—	—	—	—	419	419
Joint venture partner distribution declared	—	—	—	—	—	(5,077)	(5,077)
Restricted stock awards (net of cancellations and expense)	46	11,599	—	—	11,599	—	11,599
Unamortized restricted stock	—	(12,610)	—	—	(12,610)	—	(12,610)
Restricted stock amortization	—	6,455	—	—	6,455	—	6,455
Excess tax benefit from restricted stock awards	—	109	—	—	109	—	109
Repurchase of stock	(641)	(26,293)	—	—	(26,293)	—	(26,293)

Balance May 31, 2014	27,489	$239,124	$239,405	$(2,384)	$476,145	$52,057	$528,202

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended May 31,
	2015	2014
Cash flows from operating activities
Net earnings	$167,353	$89,646
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income taxes	(5,245)	(6,745)
Depreciation and amortization	33,258	30,824
Net gain on disposition of equipment	(924)	(14,686)
Stock based compensation expense	13,176	6,454
Noncontrolling interest adjustments	20,371	2,953
Other	1,008	388
Increase in assets:
Accounts receivable, net	(8,769)	(26,226)
Inventories	(124,906)	(21,722)
Leased railcars for syndication	(90,914)	(25,420)
Other	(1,666)	(2,491)
Increase in liabilities:
Accounts payable and accrued liabilities	23,135	36,507
Deferred revenue	3,680	12,258

Net cash provided by operating activities	29,557	81,740

Cash flows from investing activities
Proceeds from sales of assets	4,628	39,515
Capital expenditures	(75,892)	(34,522)
Decrease (increase) in restricted cash	228	(661)
Investment in and advances to unconsolidated affiliates	(29,923)	(1,253)
Other	715	—

Net cash provided by (used in) investing activities	(100,244)	3,079

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	73,000	—
Proceeds from revolving notes with maturities longer than 90 days	42,563	34,674
Repayments of revolving notes with maturities longer than 90 days	(36,137)	(64,801)
Proceeds from issuance of notes payable	—	200,000
Repayments of notes payable	(5,504)	(126,821)
Debt issuance costs	—	(382)
Repurchase of stock	(48,451)	(26,293)
Dividends	(12,069)	—
Decrease in restricted cash	11,000	—
Cash distribution to joint venture partner	(12,489)	(3,109)
Investment by joint venture partner	—	419
Excess tax benefit from restricted stock awards	2,964	109
Other	(248)	—

Net cash provided by financing activities	14,629	13,796

Effect of exchange rate changes	(6,075)	2,442
Increase (decrease) in cash and cash equivalents	(62,133)	101,057
Cash and cash equivalents
Beginning of period	184,916	97,435

End of period	$122,783	$198,492

Cash paid during the period for
Interest	$13,509	$12,816
Income taxes, net	$87,829	$41,643
Non-cash activity
Conversion of convertible notes, net of debt issuance costs	$91,749	$—
Dividends declared and accrued in Accounts payable and accrued liabilities	$188	$—
Transfer from Leased railcars for syndication to Equipment on operating leases, net	$3,313	$—
Capital expenditures accrued in Accounts payable and accrued liabilities	$2,304	$—
Transfer of Inventories to Leased railcars for syndication	$—	$2,691

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of May 31, 2015 and for the three and nine months ended May 31, 2015 and 2014 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. The results of operations for the three and nine months ended May 31, 2015 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2015.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). The FASB issued this update to simplify the presentation of debt issuance costs related to a recognized debt liability to present the debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as an asset. The guidance is limited to the presentation of debt issuance costs and does not impact the recognition and measurement. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015 with early adoption permitted and is required to be applied on a retrospective basis. The Company plans to adopt ASU 2015-03 beginning September 1, 2016. As the adoption of this new accounting standard will only amend presentation and disclosure requirements, the adoption will not affect the Company’s financial position or results of operations.

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

THE GREENBRIER COMPANIES, INC.

During the three and nine months ended May 31, 2015, the Company purchased a total of 28,363 and 891,041 shares for approximately $1.5 million and $48.5 million, respectively, under these share repurchase programs. As of May 31, 2015 the Company had $42.1 million available under the $75 million share repurchase program.

Note 2 – Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead. The following table summarizes the Company’s inventory balance:

(In thousands)	May 31, 2015	August 31, 2014
Manufacturing supplies and raw materials	$323,164	$235,903
Work-in-process	62,668	48,853
Finished goods	44,143	23,766
Excess and obsolete adjustment	(3,320)	(2,866)

	$426,655	$305,656

Note 3 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	May 31, 2015	August 31, 2014
Intangible assets subject to amortization:
Customer relationships	$65,023	$65,023
Accumulated amortization	(32,886)	(30,282)
Other intangibles	3,426	3,699
Accumulated amortization	(3,084)	(3,156)

	32,479	35,284
Intangible assets not subject to amortization	912	912
Nonqualified savings plan investments	12,666	10,223
Prepaid and other assets	12,063	11,736
Debt issuance costs, net	4,544	7,602

Total Intangible and other assets, net	$62,664	$65,757

Amortization expense for the three and nine months ended May 31, 2015 was $0.9 million and $2.7 million and for the three and nine months ended May 31, 2014 was $1.0 million and $3.6 million. Amortization expense for the years ending August 31, 2015, 2016, 2017, 2018 and 2019 is expected to be $3.6 million, $3.6 million, $3.6 million, $3.4 million and $3.4 million.

THE GREENBRIER COMPANIES, INC.

Note 4 – Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $346.2 million as of May 31, 2015.

As of May 31, 2015, a $290.0 million revolving line of credit, maturing June 2016, secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 2.25% or Prime plus 1.25% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of May 31, 2015, lines of credit totaling $16.2 million secured by certain of the Company’s European assets, with various variable rates that range from Warsaw Interbank Offered Rate (“WIBOR”) plus 1.2% to WIBOR plus 1.3%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from February 2016 through June 2017.

The Company’s Mexican joint venture has two lines of credit totaling $40.0 million. The first line of credit provides up to $10.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture will be able to draw amounts available under this facility through June 2016. The second line of credit provides up to $30.0 million and is fully guaranteed by each of the joint venture partners, including the Company. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through January 2019.

As of May 31, 2015, outstanding commitments under the senior secured credit facilities consisted of $49.8 million in letters of credit and $73.0 million in revolving notes under the North American credit facility and $19.5 million outstanding in revolving notes under the Mexican joint venture credit facilities.

As of August 31, 2014, outstanding commitments under the senior secured credit facilities consisted of $9.6 million in letters of credit under the North American credit facility and $13.1 million outstanding in revolving notes under the Mexican joint venture credit facilities.

THE GREENBRIER COMPANIES, INC.

Note 5 – Accounts Payable and Accrued Liabilities

(In thousands)	May 31, 2015	August 31, 2014
Trade payables	$251,634	$204,744
Other accrued liabilities	64,189	66,421
Accrued payroll and related liabilities	57,839	64,959
Accrued maintenance	17,965	14,329
Accrued warranty	10,198	9,340
Income taxes payable	163	19,709
Other	3,556	3,787

	$405,544	$383,289

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

Warranty accrual activity:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2015	2014	2015	2014
Balance at beginning of period	$9,188	$10,673	$9,340	$12,128
Charged to cost of revenue, net	2,036	170	3,982	1,418
Payments	(994)	(1,208)	(2,797)	(4,191)
Currency translation effect	(32)	83	(327)	363

Balance at end of period	$10,198	$9,718	$10,198	$9,718

Note 7 – Notes Payable

The Company’s 3.5% convertible senior notes will mature on April 1, 2018, unless repurchased earlier by the Company or converted in accordance with their terms. Holders may convert at their option at any time prior to the business day immediately preceding the stated maturity date. During 2015, $93.1 million in principal of the original $230.0 million was converted into 2.5 million shares of the Company’s common stock which resulted in a principal balance of $136.9 million as of May 31, 2015. Associated debt issuance costs of $1.3 million were removed from Intangibles and other assets, net and charged against additional paid in capital.

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

THE GREENBRIER COMPANIES, INC.

Note 8 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Loss on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2014	$(1,601)	$(4,813)	$(518)	$(6,932)
Other comprehensive income (loss) before reclassifications	(7)	(10,838)[1]	99	(10,746)
Amounts reclassified from accumulated other comprehensive loss	417	—	—	417

Balance, May 31, 2015	$(1,191)	$(15,651)	$(419)	$(17,261)

[1]	Primarily relates to the foreign currency translation of the Company’s Zloty functional currency operations in Poland to US Dollars.

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Income, with presentation location, were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,		Financial Statement Location
(In thousands)	2015	2014	2015	2014
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$(652)	$(335)	$(518)	$(575)	Revenue
Interest rate swap contracts	442	446	1,349	1,275	Interest and foreign exchange

	(210)	111	831	700	Total before tax
	(44)	(107)	(414)	(379)	Tax expense

	$(254)	$4	$417	$321	Net of tax

THE GREENBRIER COMPANIES, INC.

Note 9 – Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2015	2014	2015	2014
Weighted average basic common shares outstanding (1)	27,842	27,956	27,514	28,223
Dilutive effect of 2018 Convertible notes (2)	5,155	6,045	5,745	6,045
Dilutive effect of 2026 Convertible notes (3)	3	—	3	—

Weighted average diluted common shares outstanding	33,000	34,001	33,262	34,268

(1)	Restricted stock grants and restricted stock units, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position.
(2)	The dilutive effect of the 2018 Convertible notes was included for the three and nine months ended May 31, 2015 and 2014 as they were considered dilutive under the “if converted” method as further discussed below.
(3)	The dilutive effect of the 2026 Convertible notes was included for the three and nine months ended May 31, 2015 as the average stock price was greater than $48.05, as further described below. The effect of the 2026 Convertible notes was excluded for the three and nine months ended May 31, 2014 as the average stock price was less than $48.05 and therefore was considered anti-dilutive.

Dilutive EPS for the three and nine months ended May 31, 2015 and 2014 was calculated using the more dilutive of two approaches. The first approach includes the dilutive effect of shares underlying the 2026 Convertible notes in the share count using the treasury stock method. The second approach supplements the first by including the “if converted” effect of the 2018 Convertible notes issued in March 2011. Under the “if converted” method, debt issuance and interest costs, both net of tax, associated with the convertible notes are added back to net earnings and the share count is increased by the shares underlying the convertible notes. The 2026 Convertible notes are included in the calculation of both approaches using the treasury stock method when the average stock price is greater than the initial conversion price of $48.05.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Net earnings attributable to Greenbrier	$42,811	$33,588	$125,948	$64,563
Add back:
Interest and debt issuance costs on the 2018 Convertible notes, net of tax	1,234	1,416	4,066	4,248

Earnings before interest and debt issuance costs on convertible notes	$44,045	$35,004	$130,014	$68,811

Weighted average diluted common shares outstanding	33,000	34,001	33,262	34,268
Diluted earnings per share (1)	$1.33	$1.03	$3.91	$2.01

(1)	Diluted earnings per share was calculated as follows:

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

Compensation expense for restricted stock and restricted stock unit grants was $6.0 million and $13.2 million for the three and nine months ended May 31, 2015 and $3.6 million and $6.5 million for the three and nine months ended May 31, 2014. Compensation expense related to restricted stock and restricted stock unit grants is recorded in Selling and administrative expense and Cost of revenue on the Consolidated Statements of Income.

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

At May 31, 2015 exchange rates, forward exchange contracts for the purchase of Polish Zloty and the sale of Euro aggregated $73.7 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when there is a loss, or as Accounts receivable, net when there is a gain. As the contracts mature at various dates through February 2017, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations in Interest and foreign exchange.

At May 31, 2015, an interest rate swap agreement maturing in March 2020 had a notional amount of $96.5 million. The fair value of the contract is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At May 31, 2015 interest rates, approximately $1.7 million would be reclassified to interest expense in the next 12 months.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		May 31, 2015	August 31, 2014		May 31, 2015	August 31, 2014
(In thousands)	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$1,271	$129	Accounts payable and accrued liabilities	$177	$704
Interest rate swap contracts	Intangibles and other assets, net	—	—	Accounts payable and accrued liabilities	2,525	1,286

		$1,271	$129		$2,702	$1,990

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$256	$71	Accounts payable and accrued liabilities	$—	$5

THE GREENBRIER COMPANIES, INC.

The Effect of Derivative Instruments on the Statements of Income

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives nine months ended May 31,
		2015	2014
Foreign forward exchange contract	Interest and foreign exchange	$(22)	$230
Interest rate swap contracts	Interest and foreign exchange	69	—

		$47	$230

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) nine months ended May 31,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income (effective portion) nine months ended May 31,		Location of gain in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain recognized on derivative (ineffective portion and amount excluded from effectiveness testing) nine months ended May 31,
	2015	2014		2015	2014		2015	2014
Foreign forward exchange contracts	$1,867	$1,558	Revenue	$518	$575	Interest and foreign exchange	$1,024	$684
Interest rate swap contracts	(2,640)	(1,281)	Interest and foreign exchange	(1,349)	(1,275)	Interest and foreign exchange	—	—

	$(773)	$277		$(831)	$(700)		$1,024	$684

Note 12 – Segment Information

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

The results of operations for the GBW Joint Venture are not reflected in the tables below as the investment is accounted for under the equity method of accounting. For the three and nine months ended May 31, 2015, GBW generated total revenue of $88.8 million and $254.7 million. GBW had total assets of $230.1 million and $210.6 million as of May 31, 2015 and August 31, 2014. The Company recorded earnings of $0.4 million in Earnings from unconsolidated affiliates associated with GBW for both the three and nine months ended May 31, 2015. The Company’s total investment in GBW at May 31, 2015 was $57.6 million which is included in unallocated assets in the tables below.

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

THE GREENBRIER COMPANIES, INC.

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

For the three months ended May 31, 2015:

	Revenue			Earnings (loss) from operations
	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$593,376	$33	$593,409	$115,675	$—	$115,675
Wheels & Parts	97,407	7,605	105,012	5,078	607	5,685
Leasing & Services	23,823	11,722	35,545	10,824	11,722	22,546
Eliminations	—	(19,360)	(19,360)	—	(12,329)	(12,329)
Corporate	—	—	—	(27,166)	—	(27,166)

	$714,606	$—	$714,606	$104,411	$—	$104,411

For the nine months ended May 31, 2015:

	Revenue			Earnings (loss) from operations
	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,478,566	$7,534	$1,486,100	$258,602	$795	$259,397
Wheels & Parts	286,671	20,450	307,121	20,986	2,044	23,030
Leasing & Services	74,576	43,533	118,109	31,677	43,533	75,210
Eliminations	—	(71,517)	(71,517)	—	(46,372)	(46,372)
Corporate	—	—	—	(59,900)	—	(59,900)

	$1,839,813	$—	$1,839,813	$251,365	$—	$251,365

For the three months ended May 31, 2014:

	Revenue			Earnings (loss) from operations
	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$425,583	$—	$425,583	$61,116	$—	$61,116
Wheels, Repair & Parts	140,663	3,783	144,446	5,524	473	5,997
Leasing & Services	27,039	9,334	36,373	14,582	9,334	23,916
Eliminations	—	(13,117)	(13,117)	—	(9,807)	(9,807)
Corporate	—	—	—	(13,684)	—	(13,684)

	$593,285	$—	$593,285	$67,538	$—	$67,538

For the nine months ended May 31, 2014:

	Revenue			Earnings (loss) from operations
	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,132,811	$—	$1,132,811	$129,542	$—	$129,542
Wheels, Repair & Parts	390,604	7,743	398,347	8,724	546	9,270
Leasing & Services	62,441	17,623	80,064	32,888	17,623	50,511
Eliminations	—	(25,366)	(25,366)	—	(18,169)	(18,169)
Corporate	—	—	—	(30,792)	—	(30,792)

	$1,585,856	$—	$1,585,856	$140,362	$—	$140,362

	Total assets
	May 31,	August 31,
	2015	2014
Manufacturing	$697,342	$521,711
Wheels & Parts	290,363	298,009
Leasing & Services	538,896	436,075
Unallocated	200,514	261,373

	$1,727,115	$1,517,168

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

In December 2000, the U.S. Environmental Protection Agency (EPA) classified portions of the Willamette River bed known as the Portland Harbor, including the portion fronting the Company’s manufacturing facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the “Portland Harbor Site”). The Company and more than 140 other parties, have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company (the “Lower Willamette Group” or “LWG”), have signed an Administrative Order on Consent (“AOC”) to perform a remedial investigation/feasibility study (“RI/FS”) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The EPA-mandated RI/FS is being conducted by the LWG and has cost over $110 million during a 14-year period. The Company has agreed to initially bear a percentage of the total costs incurred by the LWG in connection with the investigation. The Company’s aggregate expenditure has not been material during the 14-year period. Some or all of any such outlay may be recoverable from other responsible parties. The EPA expects the investigation to continue until 2017.

Eighty-three parties, including the State of Oregon and the federal government, have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately 110 additional parties have signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc. et al, US District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has now been stayed by the court, pending completion of the RI/FS. Although, as described below, the draft feasibility study has been submitted, the RI/FS will not be complete until the EPA approves it, which is not likely to occur until at least 2016.

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

In accordance with customary business practices in Europe, the Company has $3.5 million in third party warranty guarantee facilities. To date no amounts have been drawn under these guarantee facilities.

As of May 31, 2015, the Mexican joint venture had $20.8 million of third party debt outstanding, for which the Company and its joint venture partner had each guaranteed approximately $18.8 million.

As of May 31, 2015, the Company had outstanding letters of credit aggregating $49.8 million associated with performance guarantees, facility leases and workers compensation insurance.

On July 18, 2014, the Company and Watco contributed its respective Repair operations to GBW, an unconsolidated 50/50 joint venture. The Company made $12.5 million in cash contributions in 2014 and $3.2 million in cash contributions and $7.5 million in loans during the nine months ended May 31, 2015. The Company expects to loan additional amounts, up to $7.0 million, during the fourth quarter of 2015. The Company is likely to make additional capital contributions or loans to GBW in the future. As of May 31, 2015, the Company had a $7.5 million note receivable and a $21.0 million account receivable from GBW. The account receivable from GBW was for the initial sale of inventory to GBW which may be converted into a note receivable during the year. The Company receives approximately $5 million annually from GBW in lease payments for the Company’s owned facilities and equipment leased to GBW as well as quarterly distributions of a portion of GBW’s earnings. During the nine months ended May 31, 2015, the Company received $0.7 million in quarterly distributions from GBW.

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

Level 1	-	observable inputs such as unadjusted quoted prices in active markets for identical instruments;

Level 2	-	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and

Level 3	-	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of May 31, 2015 were:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$1,527	$—	$1,527	$—
Nonqualified savings plan investments	12,666	12,666	—	—
Cash equivalents	5,068	5,068	—	—

	$19,261	$17,734	$1,527	$—

Liabilities:
Derivative financial instruments	$2,702	$—	$2,702	$—

(1)	Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 11 Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2014 were:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$200	$—	$200	$—
Nonqualified savings plan investments	10,223	10,223	—	—
Cash equivalents	35,036	35,036	—	—

	$45,459	$45,259	$200	$—

Liabilities:
Derivative financial instruments	$1,995	$—	$1,995	$—

THE GREENBRIER COMPANIES, INC.

Note 15 – Guarantor/Non-Guarantor

The convertible senior notes due 2026 (the “Notes”) issued on May 22, 2006 are fully and unconditionally and jointly and severally guaranteed by substantially all of Greenbrier’s material 100% owned U.S. subsidiaries: Autostack Company LLC; Greenbrier-Concarril, LLC; Greenbrier Leasing Company LLC; Greenbrier Leasing Limited Partner, LLC; Greenbrier Management Services, LLC; Greenbrier Leasing, L.P.; Greenbrier Railcar LLC; Gunderson LLC; Gunderson Marine LLC; Gunderson Rail Services LLC; Meridian Rail Holding Corp.; Meridian Rail Acquisition Corp.; Meridian Rail Mexico City Corp.; Brandon Railroad LLC; Gunderson Specialty Products, LLC; Greenbrier Railcar Leasing, Inc. and Greenbrier Rail Services Holdings, LLC. No other subsidiaries guarantee the Notes including Greenbrier Union Holdings I LLC; Greenbrier MUL Holdings I LLC; Greenbrier Leasing Limited; Greenbrier Europe B.V.; Greenbrier Europe Holdings B.V.; Greenbrier Germany GmbH; WagonySwidnica S.A.; Zaklad Naprawczy Taboru Kolejowego Olawa sp. z o.o.; Zaklad Transportu Kolejowego SIARKOPOL sp. z o.o.; Gunderson-Concarril, S.A. de C.V.; Mexico Meridianrail Services, S.A. de C.V.; Greenbrier Railcar Services – Tierra Blanca S.A. de C.V.; YSD Doors, S.A. de C.V.; Greenbrier do Brasil Participações Ltda; Greenbrier Tank Components, LLC; Gunderson-Gimsa S.A. de C.V., Greenbrier; S.A. de C.V.; Greenbrier Industries, S.A. de C.V. and Greenbrier-Gimsa, LLC.

The following represents the supplemental consolidating condensed financial information of Greenbrier and its guarantor and non-guarantor subsidiaries, as of May 31, 2015 and August 31, 2014, for the three and nine months ended May 31, 2015 and 2014. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non-guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Balance Sheet

May 31, 2015

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$55,896	$487	$66,400	$—	$122,783
Restricted cash	—	2,009	6,903	—	8,912
Accounts receivable, net	576	474,518	15,268	(275,472)	214,890
Inventories	—	152,396	275,883	(1,624)	426,655
Leased railcars for syndication	—	234,560	—	(21,363)	213,197
Equipment on operating leases, net	—	257,653	2,973	(2,664)	257,962
Property, plant and equipment, net	7,116	104,124	174,330	—	285,570
Investment in unconsolidated affiliates	1,116,076	166,455	23,099	(1,214,413)	91,217
Goodwill	—	43,265	—	—	43,265
Intangibles and other assets, net	17,035	41,625	12,186	(8,182)	62,664

	$1,196,699	$1,477,092	$577,042	$(1,523,718)	$1,727,115

Liabilities and Equity
Revolving notes	$73,000	$—	$19,507	$—	$92,507
Accounts payable and accrued liabilities	287,539	247,506	192,335	(321,836)	405,544
Deferred income taxes	11,971	72,489	—	(8,888)	75,572
Deferred revenue	—	24,028	137	44	24,209
Notes payable	151,792	193,175	1,312	—	346,279
Total equity – Greenbrier	672,397	939,894	253,236	(1,193,131)	672,396
Noncontrolling interest	—	—	110,515	93	110,608

Total equity	672,397	939,894	363,751	(1,193,038)	783,004

	$1,196,699	$1,477,092	$577,042	$(1,523,718)	$1,727,115

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Income

For the three months ended May 31, 2015

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$280,928	$492,302	$(179,854)	$593,376
Wheels & Parts	—	98,746	—	(1,339)	97,407
Leasing & Services	(90)	23,762	—	151	23,823

	(90)	403,436	492,302	(181,042)	714,606
Cost of revenue
Manufacturing	—	230,143	418,273	(182,758)	465,658
Wheels & Parts	—	91,131	—	(1,486)	89,645
Leasing & Services	—	10,041	—	(24)	10,017

	—	331,315	418,273	(184,268)	565,320
Margin	(90)	72,121	74,029	3,226	149,286
Selling and administrative expense	24,851	10,688	9,912	144	45,595
Net (gain) loss on disposition of equipment	—	(724)	7	(3)	(720)

Earnings (loss) from operations	(24,941)	62,157	64,110	3,085	104,411
Other costs
Interest and foreign exchange	3,240	1,649	(604)	—	4,285

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(28,181)	60,508	64,714	3,085	100,126
Income tax (expense) benefit	4,215	(26,025)	(7,888)	(1,085)	(30,783)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(23,966)	34,483	56,826	2,000	69,343
Earnings (loss) from unconsolidated affiliates	66,777	5,142	47	(70,984)	982

Net earnings (loss)	42,811	39,625	56,873	(68,984)	70,325
Net earnings attributable to noncontrolling interest	—	—	(26,415)	(1,099)	(27,514)

Net earnings (loss) attributable to Greenbrier	$42,811	$39,625	$30,458	$(70,083)	$42,811

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Income

For the nine months ended May 31, 2015

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$877,405	$1,285,603	$(684,442)	$1,478,566
Wheels & Parts	—	290,917	—	(4,246)	286,671
Leasing & Services	83	74,064	1	428	74,576

	83	1,242,386	1,285,604	(688,260)	1,839,813
Cost of revenue
Manufacturing	—	735,414	1,091,498	(641,990)	1,184,922
Wheels & Parts	—	263,755	—	(4,470)	259,285
Leasing & Services	—	33,014	—	(72)	32,942

	—	1,032,183	1,091,498	(646,532)	1,477,149
Margin	83	210,203	194,106	(41,728)	362,664
Selling and administrative expense	55,116	26,905	30,169	33	112,223
Net (gain) loss on disposition of equipment	—	(927)	7	(4)	(924)

Earnings (loss) from operations	(55,033)	184,225	163,930	(41,757)	251,365
Other costs
Interest and foreign exchange	9,345	4,998	(4,988)	—	9,355

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(64,378)	179,227	168,918	(41,757)	242,010
Income tax (expense) benefit	(4,476)	(62,438)	(22,559)	13,264	(76,209)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(68,854)	116,789	146,359	(28,493)	165,801
Earnings (loss) from unconsolidated affiliates	194,802	21,377	142	(214,769)	1,552

Net earnings (loss)	125,948	138,166	146,501	(243,262)	167,353
Net (earnings) loss attributable to noncontrolling interest	—	—	(61,992)	20,587	(41,405)

Net earnings (loss) attributable to Greenbrier	$125,948	$138,166	$84,509	$(222,675)	$125,948

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the three months ended May 31, 2015

(In thousands, unaudited)

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$42,811	$39,625	$56,873	$(68,984)	$70,325
Other comprehensive income (loss)
Translation adjustment	—	(18)	(1,281)	—	(1,299)
Reclassification of derivative financial instruments recognized in net earnings (loss)	—	275	(529)	—	(254)
Unrealized gain (loss) on derivative financial instruments	—	(443)	550	—	107
Other (net of tax effect)	—	—	93	—	93

	—	(186)	(1,167)	—	(1,353)

Comprehensive income (loss)	42,811	39,439	55,706	(68,984)	68,972
Comprehensive income attributable to noncontrolling interest	—	—	(26,398)	(1,099)	(27,497)

Comprehensive income (loss) attributable to Greenbrier	$42,811	$39,439	$29,308	$(70,083)	$41,475

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the nine months ended May 31, 2015

(In thousands, unaudited)

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$125,948	$138,166	$146,501	$(243,262)	$167,353
Other comprehensive income (loss)
Translation adjustment	—	(137)	(10,853)	—	(10,990)
Reclassification of derivative financial instruments recognized in net earnings (loss)	—	837	(420)	—	417
Unrealized gain (loss) on derivative financial instruments	—	(1,640)	1,633	—	(7)
Other (net of tax effect)	—	—	99	—	99

	—	(940)	(9,541)	—	(10,481)

Comprehensive income (loss)	125,948	137,226	136,960	(243,262)	156,872
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(61,840)	20,587	(41,253)

Comprehensive income (loss) attributable to Greenbrier	$125,948	$137,226	$75,120	$(222,675)	$115,619

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the nine months ended May 31, 2015

(In thousands, unaudited)

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$125,948	$138,166	$146,501	$(243,262)	$167,353
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(138)	(8,000)	2,893	—	(5,245)
Depreciation and amortization	1,484	19,909	11,936	(71)	33,258
Net (gain)loss on disposition of equipment	—	(927)	7	(4)	(924)
Stock based compensation expense	13,176	—	—	—	13,176
Noncontrolling interest adjustments	—	—	—	20,371	20,371
Other	43	105	860	—	1,008
Decrease (increase) in assets:
Accounts receivable, net	50	(10,046)	37,034	(35,807)	(8,769)
Inventories	—	(39,279)	(87,156)	1,529	(124,906)
Leased railcars for syndication	—	(109,324)	—	18,410	(90,914)
Other	20,641	763	(33,634)	10,564	(1,666)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(3,824)	25,612	9,112	(7,765)	23,135
Deferred revenue	(122)	4,078	(276)	—	3,680

Net cash provided by (used in) operating activities	157,258	21,057	87,277	(236,035)	29,557

Cash flows from investing activities:
Proceeds from sales of assets	—	4,623	5	—	4,628
Capital expenditures	(2,424)	(18,807)	(55,059)	398	(75,892)
Decrease (increase) in restricted cash	—	229	(1)	—	228
Investment in and net advances to unconsolidated affiliates	(245,594)	(19,966)	—	235,637	(29,923)
Other	715	—	—	—	715

Net cash provided by (used in) investing activities	(247,303)	(33,921)	(55,055)	236,035	(100,244)

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	73,000	—	—	—	73,000
Proceeds from revolving notes with maturities longer than 90 days	—	—	42,563	—	42,563
Repayments of revolving notes with maturities longer than 90 days	—	—	(36,137)	—	(36,137)
Repayments of notes payable	(5)	(5,280)	(219)	—	(5,504)
Intercompany advances	(18,997)	9,788	9,209	—	—
Repurchase of stock	(48,451)	—	—	—	(48,451)
Dividends	(12,069)	—	—	—	(12,069)
Decrease in restricted cash	—	11,000	—	—	11,000
Cash distributions to joint venture partner	—	—	(12,489)	—	(12,489)
Excess tax benefit from restricted stock awards	2,964	—	—	—	2,964
Other	(248)	—	—	—	(248)

Net cash provided by (used in) financing activities	(3,806)	15,508	2,927	—	14,629

Effect of exchange rate changes	—	(2,269)	(3,806)	—	(6,075)
Increase (decrease) in cash and cash equivalents	(93,851)	375	31,343	—	(62,133)
Cash and cash equivalents
Beginning of period	149,747	112	35,057	—	184,916

End of period	$55,896	$487	$66,400	$—	$122,783

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

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the nine months ended May 31, 2014

(In thousands, unaudited)

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$64,563	$72,006	$58,111	$(105,034)	$89,646
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(4,194)	(1,789)	(762)	—	(6,745)
Depreciation and amortization	1,427	20,713	8,746	(62)	30,824
Net gain on disposition of equipment	—	(13,556)	(820)	(310)	(14,686)
Stock based compensation expense	6,454	—	—	—	6,454
Noncontrolling interest adjustments	—	—	—	2,953	2,953
Other	—	372	16	—	388
Decrease (increase) in assets:
Accounts receivable	36,573	(43,867)	694	(19,626)	(26,226)
Inventories	—	20,456	(42,225)	47	(21,722)
Leased railcars for syndication	—	(28,371)	—	2,951	(25,420)
Other	(1,220)	81	(2,788)	1,436	(2,491)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(22,404)	9,143	31,774	17,994	36,507
Deferred revenue	(116)	10,798	1,574	2	12,258

Net cash provided by (used in) operating activities	81,083	45,986	54,320	(99,649)	81,740

Cash flows from investing activities:
Proceeds from sales of assets	—	38,509	1,006	—	39,515
Capital expenditures	(3,543)	(9,929)	(21,050)	—	(34,522)
Decrease (increase) in restricted cash	—	(660)	(1)	—	(661)
Investment in and net advances to unconsolidated affiliates	(91,939)	(7,710)	(1,253)	99,649	(1,253)

Net cash provided by (used in) investing Activities	(95,482)	20,210	(21,298)	99,649	3,079

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	—	—	—	—	—
Proceeds from revolving notes with maturities longer than 90 days	—	—	34,674	—	34,674
Repayment of revolving notes with maturities longer than 90 days	—	—	(64,801)	—	(64,801)
Intercompany advances	137,633	(139,741)	2,108	—	—
Proceeds from notes payable	—	200,000	—	—	200,000
Repayments of notes payable	—	(126,400)	(421)	—	(126,821)
Debt issuance costs	—	(382)	—	—	(382)
Repurchase of stock	(26,293)	—	—	—	(26,293)
Cash distribution to joint venture partner	—	—	(3,109)		(3,109)
Investment by joint venture partner	—	—	419	—	419
Excess tax benefit from restricted stock Awards	109	—	—	—	109

Net cash provided by (used in) financing Activities	111,449	(66,523)	(31,130)	—	13,796

Effect of exchange rate changes	—	362	2,080	—	2,442
Increase in cash and cash equivalents	97,050	35	3,972	—	101,057
Cash and cash equivalents
Beginning of period	63,173	25	34,237	—	97,435

End of period	$160,223	$60	$38,209	$—	$198,492

THE GREENBRIER COMPANIES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Through July 18, 2014, we operated in three reportable segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. Our segments are operationally integrated. On July 18, 2014, we and Watco Companies, LLC (“Watco”), our joint venture partner, contributed our respective Repair operations to GBW Railcar Services LLC (“GBW”), an unconsolidated 50/50 joint venture that became our fourth reportable segment (GBW Joint Venture) upon formation. The Manufacturing segment, operating from facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Wheels & Parts segment (previously known as Wheels, Repair & Parts through 2014) performs wheel and axle servicing, as well as production and reconditioning of a variety of parts for the railroad industry in North America and included the results of operations for our Repair operations through July 18, 2014. After July 18, 2014, the results of these operations were included as part of Earnings (loss) from unconsolidated affiliates as we account for our interest in GBW under the equity method of accounting. The Leasing & Services segment owns approximately 8,800 railcars (6,300 railcars held as equipment on operating leases and 2,500 held as leased railcars for syndication) and provides management services for approximately 245,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. The GBW Joint Venture segment provides railcar repair, refurbishment, retrofitting and maintenance services through 33 shops throughout North America, 12 of which are currently tank car certified by the Association of American Railroads (AAR). We also produce rail castings through an unconsolidated joint venture.

Our total manufacturing backlog of railcar units as of May 31, 2015 was approximately 45,100 units with an estimated value of $4.86 billion of which 37,500 units with a value of $4.21 billion are for direct sales and 7,600 units with a value of $0.65 billion are intended for syndications to third parties with a lease attached. Backlog as of May 31, 2014 was 26,400 units with an estimated value of $2.75 billion. Currently no orders in our backlog are intended to be placed into our owned lease fleet. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog. Marine backlog as of May 31, 2015 was $70 million compared to $110 million as of May 31, 2014.

Our backlog of railcar units and marine vessels is not necessarily indicative of future results of operations. Certain orders in backlog are subject to customary documentation and completion of terms. Customer orders contain terms and conditions customary in the industry. In most cases, little variation has been experienced between the quantity ordered and the quantity actually delivered, though the timing of deliveries may be modified from time to time.

On May 6, 2015, we announced that we have closed on the previously reported acquisition of a 19.5% ownership stake in Amsted-Maxion Hortolândia, the leading railcar manufacturer in South America, for approximately $15 million. We have an option to acquire an additional 40.5% ownership interest, to be exercised no later than September 30, 2017.

THE GREENBRIER COMPANIES, INC.

Three Months Ended May 31, 2015 Compared to Three Months Ended May 31, 2014

Overview

Revenue, cost of revenue, margin and operating profit presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three Months Ended May 31,
(In thousands)	2015	2014
Revenue:
Manufacturing	$593,376	$425,583
Wheels & Parts	97,407	140,663
Leasing & Services	23,823	27,039

	714,606	593,285
Cost of revenue:
Manufacturing	465,658	351,829
Wheels & Parts	89,645	129,825
Leasing & Services	10,017	14,856

	565,320	496,510
Margin:
Manufacturing	127,718	73,754
Wheels & Parts	7,762	10,838
Leasing & Services	13,806	12,183

	149,286	96,775
Selling and administrative	45,595	34,800
Net gain on disposition of equipment	(720)	(5,619)
Restructuring charges	—	56

Earnings from operations	104,411	67,538
Interest and foreign exchange	4,285	5,437

Earnings before income taxes and earnings from unconsolidated affiliates	100,126	62,101
Income tax expense	(30,783)	(16,303)

Earnings before earnings from unconsolidated affiliates	69,343	45,798
Earnings from unconsolidated affiliates	982	298

Net earnings	70,325	46,096
Net earnings attributable to noncontrolling interest	(27,514)	(12,508)

Net earnings attributable to Greenbrier	$42,811	$33,588

Diluted earnings per common share	$1.33	$1.03

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Three Months Ended May 31,
(In thousands)	2015	2014
Operating profit (loss):
Manufacturing	$115,675	$61,116
Wheels & Parts	5,078	5,524
Leasing & Services	10,824	14,582
Corporate	(27,166)	(13,684)

	$104,411	$67,538

THE GREENBRIER COMPANIES, INC.

Consolidated Results

	Three Months Ended May 31,		Increase (Decrease)	% Change
(In thousands)	2015	2014
Revenue	$714,606	$593,285	$121,321	20.4%
Cost of revenue	$565,320	$496,510	$68,810	13.9%
Margin (%)	20.9%	16.3%	4.6%	*
Net earnings attributable to Greenbrier	$42,811	$33,588	$9,223	27.5%

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period which causes fluctuations in our results of operations.

Revenue was $714.6 million and $593.3 million for the three months ended May 31, 2015 and 2014, respectively. The 20.4% increase in revenue was primarily due to a 39.4% increase in Manufacturing revenue as a result of a 33% higher volume of deliveries due to strong demand in the freight car market. These were partially offset by a decrease of 30.8% in Wheels & Parts revenue. On July 18, 2014 we contributed our Repair operations to GBW, an unconsolidated 50/50 joint venture. After July 18, 2014, the results of GBW were included as part of Earnings (loss) from unconsolidated affiliates as we account for our interest in GBW under the equity method of accounting. The decrease in Wheels & Parts revenue was primarily due to the three months ended May 31, 2015 excluding repair revenue as a result of contributing our repair business to GBW, while the three months ended May 31, 2014 included repair revenue. In addition, the increase in revenue was partially offset by a decrease of 11.9% in Leasing & Services revenue primarily the result of revenue recognized on the sale of railcars we purchased from a third party in the prior year.

Cost of revenue was $565.3 million and $496.5 million for the three months ended May 31, 2015 and 2014, respectively. The 13.9% increase in cost of revenue was primarily due to a 32.4% increase in Manufacturing cost of revenue primarily due to a 33% increase in railcar deliveries partially offset by improved production efficiencies and favorable foreign currency exchange rates. The increase in cost of revenue was partially offset by a decrease in cost of revenue of 30.9% in Wheels & Parts primarily due to the three months ended May 31, 2015 excluding repair cost of revenue as a result of contributing our repair business to an unconsolidated joint venture, GBW, in July 2014. The three months ended May 31, 2014 included repair cost of revenue. In addition, the increase in cost of revenue was partially offset by a decrease of 32.6% in Leasing & Services cost of revenue primarily due to the cost of purchasing railcars from a third party that were sold in the prior year.

Margin as a percentage of revenue was 20.9% and 16.3% for the three months ended May 31, 2015 and 2014, respectively. The overall 4.6% increase in margin was due to an increase in margin in all three of our segments. Manufacturing margin increased to 21.5% for the three months ended May 31, 2015 compared to 17.3% for the three months ended May 31, 2014 primarily due to a favorable change in pricing, improved production efficiencies and favorable foreign currency exchange rates. In addition, the three months ended May 31, 2015 had higher volumes of new railcar sales with leases attached which typically result in higher sales prices and margins. Wheels & Parts margin increased to 8.0% for the three months ended May 31, 2015 compared to 7.7% for the three months ended May 31, 2014. The three months ended May 31, 2015 excluded the results of our repair operations which in the recent past have had lower margins as a percentage of revenue than the rest of the segment. The increase in Wheels & Parts margin was partially offset by the adverse effect of declines in scrap metal pricing on wheel margins during the three months ended May 31, 2015. Leasing & Services margin increased to 58.0% for the three months ended May 31, 2015 compared to 45.1% for the three months ended May 31, 2014 primarily due to a higher average volume of rent-producing leased railcars for syndication.

Net earnings attributable to Greenbrier were $42.8 million and $33.6 million for the three months ended May 31, 2015 and May 31, 2014, respectively. The $9.2 million increase in net earnings was primarily attributable to an increase in margin as compared to the prior comparable period partially offset by an increase in selling and administrative expense.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

	Three Months Ended May 31,		Increase (Decrease)	% Change
(In thousands)	2015	2014
Revenue	$593,376	$425,583	$167,793	39.4%
Cost of revenue	$465,658	$351,829	$113,829	32.4%
Margin (%)	21.5%	17.3%	4.2%	*
Operating profit ($)	$115,675	$61,116	$54,559	89.3%
Operating profit (%)	19.5%	14.4%	5.1%	*
Deliveries	5,700	4,300	1,400	32.6%

*	Not meaningful

Manufacturing revenue was $593.4 million and $425.6 million for the three months ended May 31, 2015 and 2014, respectively. Manufacturing revenue increased $167.8 million or 39.4% primarily due to a 33% increase in the volume of deliveries with a mix which had a higher average selling price as compared to the prior comparable period as a result of favorable pricing and a change in product mix. These higher deliveries were in response to strong demand in the freight car market. In addition, the increase in Manufacturing revenue was attributed to an increase in marine activity as compared to the prior comparable period.

Manufacturing cost of revenue was $465.7 million and $351.8 million for the three months ended May 31, 2015 and 2014, respectively. Cost of revenue increased $113.8 million or 32.4% primarily due to an increase of 33% in the volume of railcar deliveries. This was partially offset by improved production efficiencies and favorable foreign currency exchange rates. In addition, the increase in Manufacturing cost of revenue was attributed to an increase in marine activity as compared to the prior comparable period.

Manufacturing margin as a percentage of revenue for the three months ended May 31, 2015 was 21.5% compared to 17.3% for the three months ended May 31, 2014. The 4.2% increase in margin was primarily due to favorable pricing, improved production efficiencies and favorable foreign currency exchange rates. In addition, the three months ended May 31, 2015 had higher volumes of new railcar sales with leases attached which typically result in higher sales prices and margins.

Manufacturing operating profit was $115.7 million or 19.5% of revenue for the three months ended May 31, 2015 and $61.1 million or 14.4% of revenue for the three months ended May 31, 2014. The $54.6 million or 89.3% increase in operating profit was primarily attributed to higher margins.

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

	Three Months Ended May 31,		Increase (Decrease)	% Change
(In thousands)	2015	2014
Revenue	$97,407	$140,663	$(43,256)	(30.8%)
Cost of revenue	$89,645	$129,825	$(40,180)	(30.9%)
Margin (%)	8.0%	7.7%	0.3%	*
Operating profit ($)	$5,078	$5,524	$(446)	(8.1%)
Operating profit (%)	5.2%	3.9%	1.3%	*

*	Not meaningful

Wheels & Parts revenue was $97.4 million and $140.7 million for the three months ended May 31, 2015 and 2014, respectively. The $43.3 million or 30.8% decrease in revenue was primarily due to the three months ended May 31, 2015 excluding repair revenue as a result of contributing our repair business to GBW, while the three months ended May 31, 2014 included $42.1 million of repair revenue. The decrease in revenue was also attributed to an 8.2% decrease in wheel set and component volumes due to a decrease in demand and a decrease in scrap metal pricing. These were partially offset by 11.9% increase in parts revenue.

Wheels & Parts cost of revenue was $89.6 million and $129.8 million for the three months ended May 31, 2015 and 2014, respectively. Cost of revenue decreased $40.2 million or 30.9% primarily due to the three months ended May 31, 2015 excluding repair cost of revenue as a result of contributing our repair business to GBW, while the three months ended May 31, 2014 included repair cost of revenue. In addition, the decrease in cost of revenue was due to lower wheel set and component costs associated with decreased volumes.

Wheels & Parts margin as a percentage of revenue for the three months ended May 31, 2015 was 8.0% compared to 7.7% for the three months ended May 31, 2014. The three months ended May 31, 2015 excluded the results of our repair operations which in the recent past have had lower margins as a percentage of revenue than the rest of the segment. In addition, the increase in margin was due to a more favorable parts product mix. These were partially offset by the adverse effect of declines in scrap metal pricing on wheel margins during the three months ended May 31, 2015.

Wheels & Parts operating profit was $5.1 million or 5.2% of revenue for the three months ended May 31, 2015 and $5.5 million or 3.9% of revenue for the three months ended May 31, 2014. The $0.4 million or 8.1% decrease in operating profit was primarily attributed to a decrease in margin in the current year partially offset by restructuring charges of $0.1 million in the prior year.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

	Three Months Ended May 31,		Increase (Decrease)	% Change
(In thousands)	2015	2014
Revenue	$23,823	$27,039	$(3,216)	(11.9%)
Cost of revenue	$10,017	$14,856	$(4,839)	(32.6%)
Margin (%)	58.0%	45.1%	12.9%	*
Operating profit ($)	$10,824	$14,582	$(3,758)	(25.8%)
Operating profit (%)	45.4%	53.9%	(8.5%)	*

*	Not meaningful

Leasing & Services revenue was $23.8 million and $27.0 million for the three months ended May 31, 2015 and 2014, respectively. The $3.2 million or 11.9% decrease in revenue was primarily the result of revenue recognized on the sale of railcars we purchased from a third party in the prior year. These railcars were not manufactured by our company, but rather purchased from a third party with a lease attached, with the intent to resell them. The gross proceeds of $7.8 million from the sale of these railcars with leases attached were recorded as revenue and the cost of purchasing these railcars from a third party was recorded in cost of sales. This was partially offset by a higher average volume of rent-producing leased railcars for syndication held short-term, which is classified as Leased railcars for syndication on our Consolidated Balance Sheet.

Leasing & Services cost of revenue was $10.0 million and $14.9 million for the three months ended May 31, 2015 and 2014, respectively. Cost of revenue decreased $4.8 million or 32.6% primarily due to the cost of purchasing railcars from a third party that were sold in the prior year.

Leasing & Services margin as a percentage of revenue for the three months ended May 31, 2015 was 58.0% compared to 45.1% for the three months ended May 31, 2014. The 12.9% increase was primarily the result of a higher average volume of rent-producing leased railcars for syndication as compared to the prior year. In addition the increase was attributed to a lower margin percentage on the syndication of railcars purchased from a third party in the prior year.

Leasing & Services operating profit was $10.8 million or 45.4% of revenue for the three months ended May 31, 2015 and $14.6 million or 53.9% of revenue for the three months ended May 31, 2014. The $3.8 million or 25.8% decrease in operating profit was primarily attributed to a $4.9 million decrease in Net gain on disposition of equipment partially offset by a $1.6 million increase in gross margin.

The percentage of owned units on lease at May 31, 2015 was 97.6% compared to 97.9% at May 31, 2014.

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

For the three months ended May 31, 2015, GBW generated total revenue of $88.8 million from its 33 railcar repair, refurbishment and retrofitting shops. For the three months ended May 31, 2015, GBW margin as a percentage of revenue was 7.4%.

To reflect our 50% share of GBW’s results, we recorded earnings of $0.4 million in Earnings from unconsolidated affiliates associated with GBW for the three months ended May 31, 2015.

Selling and Administrative Expense

	Three Months Ended May 31,		Increase (Decrease)	% Change
(In thousands)	2015	2014
Selling and administrative expense	$45,595	$34,800	$10,795	31.0%

Selling and administrative expense was $45.6 million or 6.4% of revenue for the three months ended May 31, 2015 compared to $34.8 million or 5.9% of revenue for the prior comparable period. The $10.8 million increase was primarily attributed to $5.8 million in professional fees and other transaction costs in the current quarter in connection with a potential acquisition, a $3.3 million increase in employee related costs including an increase in long term incentive compensation and additional headcount based on current levels of activity, $1.7 million in costs in the current quarter associated with our advocacy of new tank car regulations and a $0.5 million increase in travel and entertainment expenses primarily for new business development. These were partially offset by our repair operations being excluded from the three months ended May 31, 2015. Subsequent to quarter end, discussions related to the potential acquisition were terminated.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $0.7 million for the three months ended May 31, 2015, compared to $5.6 million for the prior comparable period. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity. All of the current year’s gain and prior year’s gain was realized on the disposition of leased assets.

Restructuring Charges

During the fourth quarter of 2013, we implemented a restructuring plan to sell or close certain wheels, repair and parts facilities to enhance margins and improve capital efficiency. Restructuring charges related to this plan totaled $0.1 million for the three months ended May 31, 2014 and consisted of employee related termination costs and other expenses.

THE GREENBRIER COMPANIES, INC.

Other Costs

Interest and foreign exchange expense was comprised of the following:

	Three Months Ended May 31,		Increase
(In thousands)	2015	2014	(Decrease)
Interest and foreign exchange:
Interest and other expense	$5,151	$4,861	$290
Foreign exchange (gain) loss	(866)	576	(1,442)

	$4,285	$5,437	$(1,152)

The $1.2 million decrease in interest and foreign exchange expense from the prior comparable period was primarily attributed to the strengthening of the US Dollar against the Mexican Peso which resulted in a $0.9 million foreign exchange gain in the current year compared to a $0.6 million foreign exchange loss in the prior year. This was partially offset by an increase of $0.3 million due to higher interest expense on increased levels of average borrowings as compared to the prior comparable period.

Income Tax

The tax rate for the three months ended May 31, 2015 was 30.7%, compared to 26.3% for the three months ended May 31, 2014. The tax rate for the prior period was lower primarily due to a discrete tax benefit booked last year to reflect a change in the state tax rate at which deferred tax items are projected to reverse.

The tax rate can fluctuate period-to-period due to changes in the projected mix of foreign and domestic pre-tax earnings and due to discrete tax items booked within the interim period. It can also fluctuate with changes in the proportion of projected pre-tax earnings attributable to our Mexican railcar manufacturing joint venture because the joint venture is predominantly treated as a partnership for tax purposes and, as a result, the partnership’s entire pre-tax earnings are included in Earnings before income taxes and earnings from unconsolidated affiliate, whereas only our 50% share of the tax is included in Income tax expense.

Earnings From Unconsolidated Affiliates

Earnings from unconsolidated affiliates was $1.0 million for the three months ended May 31, 2015 and primarily included our share of after-tax earnings from our castings joint venture and our share of after-tax results from our GBW Joint Venture including eliminations associated with GBW transactions with other Greenbrier entities. Earnings from unconsolidated affiliates was $0.3 million for the three months ended May 31, 2014 and primarily included our share of after-tax earnings from our castings joint venture.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $27.5 million for the three months ended May 31, 2015 compared to $12.5 million in the prior comparable period. These amounts primarily represent our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The increase of $15.0 million from the prior year is primarily a result of operating at higher production rates and lower intercompany activity.

THE GREENBRIER COMPANIES, INC.

Nine Months Ended May 31, 2015 Compared to Nine Months Ended May 31, 2014

Overview

	Nine Months Ended May 31,
(In thousands)	2015	2014
Revenue:
Manufacturing	$1,478,566	$1,132,811
Wheels & Parts	286,671	390,604
Leasing & Services	74,576	62,441

	1,839,813	1,585,856
Cost of revenue:
Manufacturing	1,184,922	969,841
Wheels & Parts	259,285	365,740
Leasing & Services	32,942	34,090

	1,477,149	1,369,671
Margin:
Manufacturing	293,644	162,970
Wheels & Parts	27,386	24,864
Leasing & Services	41,634	28,351

	362,664	216,185
Selling and administrative	112,223	89,034
Net gain on disposition of equipment	(924)	(14,686)
Restructuring charges	—	1,475

Earnings from operations	251,365	140,362

Interest and foreign exchange	9,355	14,280

Earnings before income taxes and earnings from unconsolidated affiliates	242,010	126,082
Income tax expense	(76,209)	(36,708)

Earnings before earnings from unconsolidated affiliates	165,801	89,374
Earnings from unconsolidated affiliates	1,552	272

Net earnings	167,353	89,646
Net earnings attributable to noncontrolling interest	(41,405)	(25,083)

Net earnings attributable to Greenbrier	$125,948	$64,563

Diluted earnings per common share	$3.91	$2.01

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Nine Months Ended May 31,
(In thousands)	2015	2014
Operating profit (loss):
Manufacturing	$258,602	$129,542
Wheels & Parts	20,986	8,724
Leasing & Services	31,677	32,888
Corporate	(59,900)	(30,792)

	$251,365	$140,362

THE GREENBRIER COMPANIES, INC.

Consolidated Results

	Nine Months Ended May 31,		Increase (Decrease)	% Change
(In thousands)	2015	2014
Revenue	$1,839,813	$1,585,856	$253,957	16.0%
Cost of revenue	$1,477,149	$1,369,671	$107,478	7.8%
Margin (%)	19.7%	13.6%	6.1%	*
Net earnings attributable to Greenbrier	$125,948	$64,563	$61,385	95.1%

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period which causes fluctuations in our results of operations.

Revenue was $1.8 billion and $1.6 billion for the nine months ended May 31, 2015 and 2014, respectively. The 16.0% increase in revenue was primarily due to a 30.5% increase in Manufacturing revenue as a result of a 31% higher volume of deliveries due to strong demand in the freight car market. The increase in revenue was also attributed to a 19.4% increase in Leasing & Services revenue primarily the result of a higher average volume of rent-producing leased railcars for syndication. These were partially offset by a decrease of 26.6% in Wheels & Parts revenue. On July 18, 2014 we contributed our Repair operations to GBW, an unconsolidated 50/50 joint venture. After July 18, 2014, the results of GBW were included as part of Earnings (loss) from unconsolidated affiliates as we account for our interest in GBW under the equity method of accounting. The decrease in Wheels & Parts revenue was primarily due to the nine months ended May 31, 2015 excluding repair revenue as a result of contributing our repair business to GBW, while the nine months ended May 31, 2014 included repair revenue.

Cost of revenue was $1.5 billion and $1.4 billion for the nine months ended May 31, 2015 and 2014, respectively. The 7.8% increase in cost of revenue was primarily due to a 22.2% increase in Manufacturing cost of revenue primarily due to a 31% increase in railcar deliveries with a mix which had a lower average labor and material content. The increase in cost of revenue for Manufacturing was partially offset by improved production efficiencies and favorable foreign currency exchange rates. The increase in cost of revenue was partially offset by a decrease in cost of revenue of 29.1% in Wheels & Parts primarily due to the nine months ended May 31, 2015 excluding repair cost of revenue as a result of contributing our repair business to an unconsolidated joint venture, GBW, in July 2014. The nine months ended May 31, 2014 included repair cost of revenue. The increase in cost of revenue was partially offset by a 3.4% decrease in Leasing & Services cost of revenue primarily due to lower transportation costs and a decrease in the cost of purchasing railcars from a third party that were sold in the prior year.

Margin as a percentage of revenue was 19.7% and 13.6% for the nine months ended May 31, 2015 and 2014, respectively. The overall 6.1% increase in margin was due to an increase in margin in all three of our segments. Manufacturing margin increased to 19.9% for the nine months ended May 31, 2015 compared to 14.4% for the nine months ended May 31, 2014 primarily due to favorable pricing, improved production efficiencies and favorable foreign currency exchange rates. In addition, the nine months ended May 31, 2015 had higher volumes of new railcar sales with leases attached which typically result in higher sales prices and margins. Wheels & Parts margin increased to 9.6% for the nine months ended May 31, 2015 compared to 6.4% for the nine months ended May 31, 2014. The nine months ended May 31, 2015 excluded the results of our repair operations which historically have had lower margins as a percentage of revenue than the rest of the segment. The increase in Wheels & Parts margin was partially offset by the adverse effect of declines in scrap metal pricing on wheel margins during the nine months ended May 31, 2015. Leasing & Services margin increased to 55.8% for the nine months ended May 31, 2015 compared to 45.4% for the nine months ended May 31, 2014 primarily the result of a higher average volume of rent-producing leased railcars for syndication.

Net earnings attributable to Greenbrier was $125.9 million and $64.6 million for the nine months ended May 31, 2015 and May 31, 2014, respectively. The $61.4 million increase in net earnings was primarily attributable to an increase in margin as compared to the prior comparable period partially offset by an increase in selling and administrative expense.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

	Nine Months Ended May 31,		Increase (Decrease)	% Change
(In thousands)	2015	2014
Revenue	$1,478,566	$1,132,811	$345,755	30.5%
Cost of revenue	$1,184,922	$969,841	$215,081	22.2%
Margin (%)	19.9%	14.4%	5.5%	*
Operating profit ($)	$258,602	$129,542	$129,060	99.6%
Operating profit (%)	17.5%	11.4%	6.1%	*
Deliveries	14,900	11,400	3,500	30.7%

*	Not meaningful

Manufacturing revenue was $1.5 billion and $1.1 billion for the nine months ended May 31, 2015 and 2014, respectively. Manufacturing revenue increased $345.8 million or 30.5% primarily due to a 31% increase in the volume of deliveries in response to strong demand in the freight car market and an increase in marine activity as compared to the prior comparable period.

Manufacturing cost of revenue was $1.2 billion and $1.0 billion for the nine months ended May 31, 2015 and 2014, respectively. Cost of revenue increased $215.1 million or 22.2% primarily due to an increase of 31% in the volume of railcar deliveries with a mix which had a lower average labor and material content. This was partially offset by improved production efficiencies and favorable foreign currency exchange rates. In addition, the increase in Manufacturing cost of revenue was attributed to an increase in marine activity as compared to the prior comparable period.

Manufacturing margin as a percentage of revenue for the nine months ended May 31, 2015 was 19.9% compared to 14.4% for the nine months ended May 31, 2014. The 5.5% increase in margin was primarily due to favorable pricing, improved production efficiencies and favorable foreign currency exchange rates. In addition, the nine months ended May 31, 2015 had higher volumes of new railcar sales with leases attached which typically result in higher sales prices and margins.

Manufacturing operating profit was $258.6 million or 17.5% of revenue for the nine months ended May 31, 2015 and $129.5 million or 11.4% of revenue for the nine months ended May 31, 2014. The $129.1 million or 99.6% increase in operating profit was primarily attributed to higher margins.

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

	Nine Months Ended May 31,		Increase (Decrease)	% Change
(In thousands)	2015	2014
Revenue	$286,671	$390,604	$(103,933)	(26.6%)
Cost of revenue	$259,285	$365,740	$(106,455)	(29.1%)
Margin (%)	9.6%	6.4%	3.2%	*
Operating profit ($)	$20,986	$8,724	$12,262	140.6%
Operating profit (%)	7.3%	2.2%	5.1%	*

*	Not meaningful

Wheels & Parts revenue was $286.7 million and $390.6 million for the nine months ended May 31, 2015 and 2014, respectively. The $103.9 million or 26.6% decrease in revenue was primarily due to the nine months ended May 31, 2015 excluding repair revenue as a result of contributing our repair business to GBW, while the nine months ended May 31, 2014 included $117.0 million of repair revenue. The decrease in revenue was also attributed to a decrease in scrap metal pricing. This was partially offset by an increase in wheel set and component volumes as a result of increased demand.

Wheels & Parts cost of revenue was $259.3 million and $365.7 million for the nine months ended May 31, 2015 and 2014, respectively. Cost of revenue decreased $106.5 million or 29.1% primarily due to the nine months ended May 31, 2015 excluding repair cost of revenue as a result of contributing our repair business to GBW, while the nine months ended May 31, 2014 included repair cost of revenue. This was partially offset by an increase in wheel set and component costs associated with increased volumes as a result of increased demand.

Wheels & Parts margin as a percentage of revenue for the nine months ended May 31, 2015 was 9.6% compared to 6.4% for the nine months ended May 31, 2014. The nine months ended May 31, 2015 excluded the results of our repair operations which in the recent past have had lower margins as a percentage of revenue than the rest of the segment. In addition, the increase in margin was due to a favorable change in wheel pricing and a more favorable parts product mix. These were partially offset by the adverse effect of declines in scrap metal pricing on wheel margins during the nine months ended May 31, 2015.

Wheels & Parts operating profit was $21.0 million or 7.3% of revenue for the nine months ended May 31, 2015 and $8.7 million or 2.2% of revenue for the nine months ended May 31, 2014. The $12.3 million or 140.6% increase in operating profit was primarily attributed to an increase in margin in the current year and restructuring charges of $1.5 million in the prior year.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

	Nine Months Ended May 31,		Increase (Decrease)	% Change
(In thousands)	2015	2014
Revenue	$74,576	$62,441	$12,135	19.4%
Cost of revenue	$32,942	$34,090	$(1,148)	(3.4%)
Margin (%)	55.8%	45.4%	10.4%	*
Operating profit ($)	$31,677	$32,888	$(1,211)	(3.7%)
Operating profit (%)	42.5%	52.7%	(10.2%)	*

*	Not meaningful

Leasing & Services revenue was $74.6 million and $62.4 million for the nine months ended May 31, 2015 and 2014, respectively. The $12.1 million or 19.4% increase in revenue was primarily the result of a higher average volume of rent-producing leased railcars for syndication held short-term, which is classified as Leased railcars for syndication on our Consolidated Balance Sheet. The increase in revenue was also attributed to a 32% increase in management services revenue due to the addition of new management service agreements.

Leasing & Services cost of revenue was $32.9 million and $34.1 million for the nine months ended May 31, 2015 and 2014, respectively. Cost of revenue decreased $1.1 million or 3.4% primarily due to lower transportation costs and a decrease in the cost of purchasing railcars from a third party that were sold in the prior year.

Leasing & Services margin as a percentage of revenue for the nine months ended May 31, 2015 was 55.8% compared to 45.4% for the nine months ended May 31, 2014. The 10.4% increase was primarily the result of a higher average volume of rent-producing leased railcars for syndication as compared to the prior year and lower transportation costs.

Leasing & Services operating profit was $31.7 million or 42.5% of revenue for the nine months ended May 31, 2015 and $32.9 million and 52.7% of revenue for the nine months ended May 31, 2014. The $1.2 million or 3.7% decrease in operating profit was primarily attributed to a $13.4 decrease in Net gain on disposition of equipment partially offset by a $13.3 million increase in gross margin.

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

For the nine months ended May 31, 2015, GBW generated total revenue of $254.7 million from its 33 railcar repair, refurbishment and retrofitting shops. For the nine months ended May 31, 2015, GBW margin as a percentage of revenue was 6.0%.

To reflect our 50% share of GBW’s results, we recorded earnings of $0.4 million in Earnings from unconsolidated affiliates associated with GBW for the nine months ended May 31, 2015.

Selling and Administrative Expense

	Nine Months Ended May 31,		Increase (Decrease)	% Change
(In thousands)	2015	2014
Selling and administrative expense	$112,223	$89,034	$23,189	26.0%

Selling and administrative expense was $112.2 million or 6.1% of revenue for the nine months ended May 31, 2015 compared to $89.0 million or 5.6% of revenue for the prior comparable period. The $23.2 million increase was primarily attributed to a $10.8 million increase in employee related costs including long term and short term incentive compensation and additional headcount based on current levels of activity, $5.8 million in professional fees and other transaction costs in the current year in connection with a potential acquisition, a $2.6 million increase in travel and entertainment expenses primarily for new business development, $2.4 million in costs in the current year associated with our advocacy of new tank car regulations and $1.9 million in legal, accounting and consulting costs in the current year associated with the previously disclosed investigation at our Concarril manufacturing facility. These were partially offset by our repair operations being excluded from the three months ended May 31, 2015. Subsequent to quarter end, discussions related to the potential acquisition were terminated.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $0.9 million for the nine months ended May 31, 2015, compared to $14.7 million for the prior comparable period. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity.

All of the current year’s gain of $0.9 million was realized on the disposition of leased assets. The prior year’s gain included $14.3 million that was realized on the disposition of leased assets and $0.4 million on the disposition of equipment related to our restructuring plan to sell or close certain wheels, repair and parts facilities to enhance margins and improve capital efficiency.

Restructuring Charges

During the fourth quarter of 2013, we implemented a restructuring plan to sell or close certain wheels, repair and parts facilities to enhance margins and improve capital efficiency. Restructuring charges related to this plan totaled $1.5 million for the nine months ended May 31, 2014 and consisted of employee related termination costs and other expenses.

THE GREENBRIER COMPANIES, INC.

Other Costs

Interest and foreign exchange expense was comprised of the following:

	Nine Months Ended May 31,		Increase
(In thousands)	2015	2014	(Decrease)
Interest and foreign exchange:
Interest and other expense	$14,917	$13,522	$1,395
Foreign exchange (gain) loss	(5,562)	758	(6,320)

	$9,355	$14,280	$(4,925)

The $4.9 million decrease in interest and foreign exchange expense from the prior comparable period was primarily attributed to the strengthening of the US Dollar against the Mexican Peso which resulted in a $5.6 million foreign exchange gain in the current year compared to a $0.8 million foreign exchange loss in the prior year. This was partially offset by an increase of $1.4 million due to higher interest expense on increased levels of average borrowings as compared to the prior comparable period.

Income Tax

The tax rate for the nine months ended May 31, 2015 was 31.5%, compared to 29.1% for the nine months ended May 31, 2014. The tax rate for the prior period was lower primarily due to a discrete tax benefit booked last year to reflect a change in the state tax rate at which deferred tax items are projected to reverse.

The tax rate can fluctuate period-to-period due to changes in the projected mix of foreign and domestic pre-tax earnings and due to discrete tax items booked within the interim period. It can also fluctuate with changes in the proportion of projected pre-tax earnings attributable to our Mexican railcar manufacturing joint venture because the joint venture is predominantly treated as a partnership for tax purposes and, as a result, the partnership’s entire pre-tax earnings are included in Earnings before income taxes and earnings from unconsolidated affiliate, whereas only our 50% share of the tax is included in Income tax expense.

Earnings From Unconsolidated Affiliates

Earnings from unconsolidated affiliates was $1.6 million for the nine months ended May 31, 2015 and primarily included our share of after-tax earnings from our castings joint venture and our share of after-tax results from our GBW Joint Venture including eliminations associated with GBW transactions with other Greenbrier entities. Earnings from unconsolidated affiliates was $0.3 million for the nine months ended May 31, 2014 and primarily included our share of after-tax earnings from our castings joint venture.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $41.4 million for the nine months ended May 31, 2015 compared to $25.1 million in the prior comparable period. These amounts primarily represent our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The increase of $16.3 million from the prior year is primarily a result of operating at higher production rates partially offset by higher intercompany activity.

THE GREENBRIER COMPANIES, INC.

Liquidity and Capital Resources

	Nine Months Ended May 31,
(In thousands)	2015	2014
Net cash provided by operating activities	$29,557	$81,740
Net cash provided by (used in) investing activities	(100,244)	3,079
Net cash provided by financing activities	14,629	13,796
Effect of exchange rate changes	(6,075)	2,442

Net increase (decrease) in cash and cash equivalents	$(62,133)	$101,057

We have been financed through cash generated from operations and borrowings. At May 31, 2015, cash and cash equivalents were $122.8 million, a decrease of $62.1 million from $184.9 million at August 31, 2014.

Cash provided by operating activities was $29.6 million for the nine months ended May 31, 2015 compared to $81.7 million for the nine months ended May 31, 2014. The change from the prior year was primarily due to a change in working capital needs and increased volume of leased railcars for syndication due to operating at higher levels of production through our lease syndication model.

Cash provided by or used in investing activities primarily related to capital expenditures net of proceeds from the sale of assets. Cash used in investing activities for the nine months ended May 31, 2015 was $100.2 million compared to cash provided by investing activities of $3.1 million for the nine months ended May 31, 2014.

Capital expenditures totaled $75.9 million and $34.5 million for the nine months ended May 31, 2015 and 2014. Proceeds from the sale of assets, which primarily related to sales of railcars from our lease fleet within Leasing & Services, were approximately $4.6 million and $39.5 million for the nine months ended May 31, 2015 and 2014.

Approximately $60.6 million and $24.7 million of capital expenditures for the nine months ended May 31, 2015 and 2014 were attributable to Manufacturing operations. Capital expenditures for Manufacturing are expected to be approximately $95.0 million in 2015 and primarily relate to enhancements to our manufacturing facilities and replacement of certain leased manufacturing capacity in Mexico with an alternative site and expansion of capacity, with the capability for tank car production, at our manufacturing facilities in Mexico.

Approximately $10.2 million and $4.0 million of capital expenditures for the nine months ended May 31, 2015 and 2014 were attributable to Leasing & Services operations. Leasing & Services and corporate capital expenditures for 2015 are expected to be approximately $11.0 million. Proceeds from sales of leased railcar equipment are expected to be approximately $5.0 million for 2015. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity.

Wheels & Parts capital expenditures for the nine months ended May 31, 2015 and 2014 were $5.1 million and $5.8 million and are expected to be approximately $10.0 million in 2015 for maintenance and improvement of existing facilities.

Cash provided by financing activities was $14.6 million for the nine months ended May 31, 2015 compared to $13.8 million for the nine months ended May 31, 2014. The change in cash provided by financing activities was primarily attributed to an increase in proceeds from debt, net of repayments, a $22.2 million increase in the repurchase of stock and $12.1 million in dividend payments during the nine months ended May 31, 2015.

THE GREENBRIER COMPANIES, INC.

A quarterly dividend of $0.15 per share was declared on June 30, 2015.

Our 3.5% convertible senior notes will mature on April 1, 2018, unless earlier repurchased by us or converted in accordance with their terms. Holders may convert at their option at any time prior to the business day immediately preceding the stated maturity date. During 2015, $93.1 million in principal of the original $230.0 million was converted into 2.5 million shares of our common stock which resulted in a principal balance of $136.9 million as of May 31, 2015. Associated debt issuance costs of $1.3 million were removed from Intangibles and other assets, net and charged against additional paid in capital.

In October 2013, the Board of Directors authorized our company to repurchase up to $50 million of our common stock. We completed this share repurchase program in October 2014. In October 2014, the Board of Directors authorized a new share repurchase program for our company to repurchase up to $50 million of our common stock. In January 2015, the Board of Directors authorized a $25 million increase to the October 2014 share repurchase program, bringing the total to $75 million. During the three and nine months ended May 31, 2015, we repurchased a total of 28,363 and 891,041 shares for approximately $1.5 million and $48.5 million under our share repurchase programs. As of May 31, 2015 we had $42.1 million available under the $75 million share repurchase program.

Senior secured credit facilities, consisting of three components, aggregated to $346.2 million as of May 31, 2015. We had an aggregate of $203.9 million available to draw down under committed credit facilities as of May 31, 2015. This amount consists of $167.2 million available on the North American credit facility, $16.2 million on the European credit facilities and $20.5 million on the Mexican joint venture credit facilities as of May 31, 2015.

As of May 31, 2015, a $290.0 million revolving line of credit secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, maturing June 2016, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 2.25% or Prime plus 1.25% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of May 31, 2015, lines of credit totaling $16.2 million secured by certain of our European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.3%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from February 2016 through June 2017.

Our Mexican joint venture has two lines of credit totaling $40.0 million. The first line of credit provides up to $10.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture will be able to draw amounts available under this facility through June 2016. The second line of credit provides up to $30.0 million and is fully guaranteed by each of the joint venture partners, including our company. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through January 2019.

As of May 31, 2015, outstanding commitments under the senior secured credit facilities consisted of $49.8 million in letters of credit and $73.0 million in revolving notes under the North American credit facility and $19.5 million outstanding in revolving notes under the Mexican joint venture credit facilities.

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

As of May 31, 2015, the Mexican joint venture had $20.8 million of third party debt, of which we and our joint venture partner have each guaranteed approximately $18.8 million.

In accordance with customary business practices in Europe, we have $3.5 million in third party warranty guarantee facilities as of May 31, 2015. To date no amounts have been drawn under these guarantee facilities.

On July 18, 2014, we and Watco contributed our respective Repair operations to GBW, an unconsolidated 50/50 joint venture. We made $12.5 million in cash contributions in 2014 and $3.2 million in cash contributions and $7.5 million in loans during the nine months ended May 31, 2015. We expect to loan additional amounts, up to $7.0 million, during the fourth quarter of 2015. We are likely to make additional capital contributions or loans to GBW in the future. As of May 31, 2015, we had a $7.5 million note receivable and a $21.0 million account receivable from GBW. The account receivable from GBW was for the initial sale of inventory to GBW which may be converted into a note receivable during the year. We receive approximately $5 million annually from GBW in lease payments for our owned facilities and equipment leased to GBW as well as quarterly distributions of a portion of GBW’s earnings. During the nine months ended May 31, 2015, we received $0.7 million in quarterly distributions from GBW.

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

Income taxes - For financial reporting purposes, income tax expense is estimated based on amounts anticipated to be reported on tax return filings. Those anticipated amounts may change from when the financial statements are prepared to when the tax returns are filed. Further, because tax filings are subject to review by taxing authorities, there is risk that a position taken in preparation of a tax return may be challenged by a taxing authority. If a challenge is successful, differences in tax expense or between current and deferred tax items may arise in future periods. Any material effect of such differences would be reflected in the financial statements when management considers the effect probable of occurring and the amount reasonably estimable. Valuation allowances reduce deferred tax assets to amounts more likely than not that will be realized based on information available when the financial statements are prepared. This information may include estimates of future income and other assumptions that are inherently uncertain.

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

We will periodically sell railcars with leases attached to financial investors. In addition we will often perform management or maintenance services at market rates for these railcars. Pursuant to the guidance in Accounting Standards Codification (ASC) 840-20-40, we evaluate the terms of any remarketing agreements and any contractual provisions that represent retained risk and the level of retained risk based on those provisions. We determine whether the level of retained risk exceeds 10% of the individual fair value of the railcars with leases attached that are delivered. For any contracts with multiple elements (i.e. railcars, maintenance, management services, etc.) we allocate revenue among the deliverables primarily based upon objective and reliable evidence of the fair value of each element in the arrangement. If objective and reliable evidence of fair value of any element is not available, we will use the element’s estimated selling price for purposes of allocating the total arrangement consideration among the elements.

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

THE GREENBRIER COMPANIES, INC.

The provisions of ASC 350, Intangibles - Goodwill and Other, require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit with its carrying value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. The second step of the goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In the second step, we would compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The goodwill balance relates to the Wheels & Parts segment. Goodwill was tested during the third quarter of 2015 and we concluded that goodwill was not impaired.

THE GREENBRIER COMPANIES, INC.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have operations in Mexico and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At May 31, 2015, $73.7 million of forecast sales in Europe were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At May 31, 2015, net assets of foreign subsidiaries aggregated $56.7 million and a 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in equity of $5.7 million, or 0.8% of Total equity—Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $96.5 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At May 31, 2015, 57% of our outstanding debt had fixed rates and 43% had variable rates. At May 31, 2015, a uniform 10% increase in variable interest rates would result in approximately $0.5 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Shares repurchased under these share repurchase programs in aggregate during the three months ended May 31, 2015 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2015 – March 31, 2015	28,363	$53.09	28,363	$42,130,010
April 1, 2015 – April 30, 2015	—	—	—	$42,130,010
May 1, 2015 – May 31, 2015	—	—	—	$42,130,010

	28,363		28,363

THE GREENBRIER COMPANIES, INC.

Item 6.	Exhibits

(a) List of Exhibits:

10.1*	The Greenbrier Companies, Inc. Form of Restricted Stock Unit Agreement, approved on May 22, 2015.

10.2*	Form of Agreement concerning Indemnification and Related Matters (Directors) between Registrant and its directors.

10.3	Railcar Remarketing and Management Agreement between Greenbrier Management Services, LLC and WL Ross-Greenbrier Rail I LLC, dated as of April 29, 2010.**

10.4	Advisory Services Agreement between Greenbrier Leasing Company LLC and WLR-Greenbrier Rail Inc., dated as of April 29, 2010.**

10.5	Contract Placement Agreement between Greenbrier Leasing Company LLC and WLR-Greenbrier Rail Inc., dated as of April 29, 2010.**

10.6	Line of Credit Participation Letter Agreement between Greenbrier Leasing Company LLC and WLR-Greenbrier Rail Inc., dated as of April 29, 2010.**

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
**	The Company is filing full and unredacted versions of these Exhibits following the expiration of a confidential treatment order previously granted by the Securities and Exchange Commission with respect to certain information contained in such Exhibits.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: July 1, 2015	By:	/s/ Mark J. Rittenbaum
Mark J. Rittenbaum
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 1, 2015	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)