Form 10-K
period 2015-08-31
GREENBRIER COMPANIES INC
filed 2015-10-30
CIK 923120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes          No X

Aggregate market value of the Registrant’s Common Stock held by non-affiliates as of February 28, 2015 (based on the closing price of such shares on such date) was $1,418,743,180.

The number of shares outstanding of the Registrant’s Common Stock on October 23, 2015 was 28,464,454, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held on January 7, 2016 are incorporated by reference into Parts II and III of this Report.

THE GREENBRIER COMPANIES, INC.

FORM 10-K

The Greenbrier Companies 2015 Annual Report

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
•

ability to obtain lease and sales contracts which provide adequate protection against attempted modifications or cancellations, changes in interest rates and increased costs of materials and components;

•	ability to obtain adequate insurance coverage at acceptable rates;
•	ability to convert backlog of railcar orders and lease syndication commitments;
•	ability to obtain adequate certification and licensing of products; and
•	short-term and long-term revenue and earnings effects of the above items.

The following factors, among others, could cause actual results or outcomes to differ materially from the forward-looking statements:

•	fluctuations in demand for newly manufactured railcars or marine barges;
•	fluctuations in demand for wheels, repair and parts;
•

delays in receipt of orders, risks that contracts may be canceled or modified during their term, not renewed, unenforceable or breached by the customer and that customers may not purchase the amount of products or services under the contracts as anticipated;

•	ability to maintain sufficient availability of credit facilities and to maintain compliance with or to obtain appropriate amendments to covenants under various credit agreements;
•	domestic and global economic conditions including such matters as embargoes or quotas;
•	global political or security conditions in the U.S., Europe, Latin America and the Middle East including such matters as terrorism, war, civil disruption and crime;
•

sovereign risk related to international governments that includes, but is not limited to, governments stopping payments, repudiating their contracts, nationalizing private businesses and assets or altering foreign exchange regulations;

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
•

production difficulties and product delivery delays as a result of, among other matters, costs or inefficiencies associated with expansion, start-up, or changing of production lines or changes in production rates,

The Greenbrier Companies 2015 Annual Report	1

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

2	The Greenbrier Companies 2015 Annual Report

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

The Greenbrier Companies 2015 Annual Report	3

PART I

Item 1.	BUSINESS

Introduction

We are one of the leading designers, manufacturers and marketers of railroad freight car equipment in North America and Europe, a manufacturer and marketer of marine barges in North America, a leading provider of wheel services, parts, leasing and other services to the railroad and related transportation industries in North America and a provider of railcar repair, refurbishment and retrofitting services in North America through a joint venture partnership. We also produce rail castings and tank heads through unconsolidated joint ventures and have a 19.5% ownership stake in a railcar manufacturer in Brazil with an option to acquire an additional 40.5% ownership interest which can be exercised no later than December 30, 2017.

We operate an integrated business model in North America that combines freight car manufacturing, wheel services, repair, refurbishment, retrofitting, component parts, leasing and fleet management services. Our model is designed to provide customers with a comprehensive set of freight car solutions utilizing our substantial engineering, mechanical and technical capabilities as well as our experienced commercial personnel. This model allows us to develop cross-selling opportunities and synergies among our various business segments and to enhance our margins. We believe our integrated model is difficult to duplicate and provides greater value for our customers.

We operate in four reportable segments: Manufacturing; Wheels & Parts; Leasing & Services; and GBW Joint Venture. Financial information about our business segments as well as geographic information is located in Note 19 Segment Information to our Consolidated Financial Statements.

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

Tank Cars - We produce a variety of tank cars, including both general and certain pressurized tank cars, which are designed for the transportation of products such as crude oil, ethanol, liquefied petroleum gas, caustic soda, urea ammonium nitrate, vegetable oils, bio-diesel and various other products for the North American market. We continue to expand our product lines.

4	The Greenbrier Companies 2015 Annual Report

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

European Railcar Manufacturing - Our European manufacturing operation produces a variety of tank, automotive and conventional freight railcar (wagon) types, including a comprehensive line of pressurized tank cars for liquid petroleum gas and ammonia and non-pressurized tank cars for light oil, chemicals and other products. In addition, we produce flat cars, coil cars for the steel and metals market, coal cars, gondolas, sliding wall cars and automobile transporter cars for both the continental European and United Kingdom markets. In 2016, we expect to begin production of railcars for the Saudi Arabian market for delivery beginning in 2017.

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

Wheels & Parts

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

GBW Joint Venture

Railcar Repair, Refurbishment, Maintenance and Retrofitting - On July 18, 2014, we and Watco Companies, LLC (Watco), our joint venture partner, contributed our railcar repair, refurbishment, maintenance and retrofitting (Repair) operations to GBW Railcar Services LLC (GBW), an unconsolidated 50/50 joint venture which became our fourth reportable segment (GBW Joint Venture) upon formation. The results of GBW are included as part of Earnings (loss) from unconsolidated affiliates as we account for our interest in GBW under the equity method of accounting. GBW operates the largest independent railcar repair shop network in North America consisting of 33 Repair shops including 12 tank car repair shops certified by the Association of American Railroads (AAR). This network of Repair shops performs heavy railcar repair and refurbishment, as well as routine railcar maintenance for third parties, as well as for our leased and managed fleet.

Leasing & Services

Leasing - Our relationships with financial institutions, combined with our ownership of a lease fleet of approximately 9,300 railcars (6,300 railcars held as equipment on operating leases, 2,800 held as leased railcars for syndication and 200 held as finished goods inventory), enables us to offer flexible financing programs including operating leases and “by the mile” leases to our customers. In addition, we frequently originate leases of railcars, which are either newly built or refurbished by us, or buy railcars from the secondary market, and sell

The Greenbrier Companies 2015 Annual Report	5

the railcars and attached leases to financial institutions and subsequently provide such institutions with management services under multi-year agreements. As an equipment owner and an originator of leases, we participate principally in the operating lease segment of the market. The majority of our leases are “full service” leases whereby we are responsible for maintenance and administration. Maintenance of the fleet is provided, in part, through our GBW Joint Venture. Assets from our owned lease fleet are periodically sold to take advantage of market conditions, manage risk and maintain liquidity.

Management Services - Our management services business offers a broad array of software and services that include railcar maintenance management, railcar accounting services (such as billing and revenue collection, car hire receivable and payable administration), total fleet management (including railcar tracking using proprietary software), administration and railcar remarketing. We currently own or provide management services for a fleet of approximately 269,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America.

	Fleet Profile (1) As of August 31, 2015
	Owned Units (2)	Managed Units	Total Units
Customer Profile:
Leasing Companies	81	115,062	115,143
Class I Railroads	3,254	95,585	98,839
Shipping Companies	4,755	36,285	41,040
Non-Class I Railroads	893	12,724	13,617
En route to Customer Location	23	23	46
Off-lease	318	287	605

Total Units	9,324	259,966	269,290

(1)	Each platform of a railcar is treated as a separate unit.
(2)	Percent of owned units on lease is 96.6% with an average remaining lease term of 3.3 years. The average age of owned units is 12 years.

Backlog

Multi-year supply agreements are a part of rail industry practice. The following table depicts our reported third party railcar backlog in number of railcars and estimated future revenue value attributable to such backlog, at the dates shown:

	August 31,
	2015	2014	2013
New railcar backlog units (1)	41,300	31,500	14,400
Estimated future revenue value (in millions) (2)	$4,710	$3,330	$1,520
(1)	Each platform of a railcar is treated as a separate unit.
(2)	Subject to change based on finalization of product mix.

Our total manufacturing backlog of railcar units as of August 31, 2015 included 36,000 units with a value of $4.24 billion for direct sales and 5,300 units with a value of $0.47 billion intended for syndications to third parties with a lease attached.

Based on current production plans, at least 17,000 units in the August 31, 2015 backlog are scheduled for delivery in 2016. The balance of the production is primarily scheduled for delivery in 2017 and 2018. Currently no orders in our backlog are intended to be placed into our owned lease fleet. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog. Marine backlog as of August 31, 2015 was $52 million compared to $112 million as of August 31, 2014.

Our backlog of railcar units and marine vessels is not necessarily indicative of future results of operations. Certain orders in backlog are subject to customary documentation and completion of terms. Customer orders

6	The Greenbrier Companies 2015 Annual Report

contain terms and conditions customary in the industry. Customers may attempt to cancel or modify orders in backlog. In most cases, little variation has been experienced between the quantity ordered and the quantity actually delivered, though the timing of deliveries may be modified from time to time.

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

In 2015, revenue from one customer, TTX Company (TTX), accounted for approximately 17% of total revenue, 18% of Manufacturing revenue and 11% of Wheels & Parts revenue. No other customers accounted for greater than 10% of total revenue.

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

Certain materials and components are periodically in short supply which could potentially impact production at our new railcar and refurbishment facilities. In an effort to mitigate shortages and reduce supply chain costs, we have entered into strategic alliances and multi-year arrangements for the global sourcing of certain materials and components, we operate a replacement parts business and we continue to pursue strategic opportunities to protect and enhance our supply chain. We periodically make advance purchases to avoid possible shortages of material due to capacity limitations of component suppliers, shipping and transportation delays and possible price increases.

In 2015, the top ten suppliers for all inventory purchases accounted for approximately 45% of total purchases. Amsted Rail Company, Inc. accounted for 18% of total inventory purchases in 2015. No other suppliers accounted for more than 10% of total inventory purchases. The Company believes it maintains good relationships with its suppliers.

Competition

There are currently six major railcar manufacturers competing in North America. In addition, a number of small manufacturers have recently entered the market. We compete on the basis of quality, price, reliability of delivery, product design and innovation, reputation and customer service and support.

Competition in the marine industry is dependent on the type of product produced. There are two principal competitors that build product types similar to ours. We compete on the basis of experienced labor, launch ways capacity, quality, price and reliability of delivery.

We believe that we are among the top three European railcar manufacturers, which maintain a combined market share of approximately 70%. European freight car manufacturers are largely located in central and eastern Europe where labor rates are lower and work rules are more flexible.

Competition in the wheels & parts and repair businesses is dependent on the type of product or service provided. There are many competitors in the railcar repair and refurbishment business and an increasing number of competitors in the wheel services and other parts businesses. We compete primarily on the basis of quality, timeliness of delivery, customer service, location of shops, price and engineering expertise.

The Greenbrier Companies 2015 Annual Report	7

There are at least twenty institutions that provide railcar leasing and services similar to ours. Many of them are also customers that buy new railcars from our manufacturing facilities and used railcars from our lease fleet, as well as utilize our management services. Many of these institutions have greater resources than we do on our own balance sheet. We compete primarily on the basis of quality, price, delivery, reputation, service offerings and deal structuring and syndication ability. We believe our strong servicing capability and our ability to sell railcars with a lease attached (syndicate railcars), integrated with our manufacturing, repair shops, railcar specialization and expertise in particular lease structures provide a strong competitive position.

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

Outside of North America, we maintain relationships with customers through country-specific sales personnel. Our engineering and technical staff works closely with their customer counterparts on the design and certification of railcars. Many European railroads are state-owned and are subject to European Union regulations covering the tender of government contracts.

Through our customer relationships, insights are derived into the potential need for new products and services. Marketing and engineering personnel collaborate to evaluate opportunities and identify and develop new products. For example, we continue to expand our tank car, automotive and covered hopper product offerings in North America. Research and development costs incurred during the years ended August 31, 2015, 2014 and 2013 were $2.5 million, $3.6 million and $2.0 million.

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

Our Portland, Oregon manufacturing facility is located adjacent to the Willamette River. We have entered into a Voluntary Clean-up Agreement with the Oregon Department of Environmental Quality (DEQ) in which we agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. We are also conducting groundwater remediation relating to a historical spill on the property that preceded our ownership.

Portland Harbor Site

In December 2000, the U.S. Environmental Protection Agency (EPA) classified portions of the Willamette River bed known as the Portland Harbor, including the portion fronting our manufacturing facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). We, along

8	The Greenbrier Companies 2015 Annual Report

with more than 140 other parties, have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised us that we may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including us (the Lower Willamette Group or LWG), have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The EPA-mandated RI/FS is being conducted by the LWG and has cost over $110 million during a 14-year period. We have agreed to initially bear a percentage of the total costs incurred by the LWG in connection with the investigation. Our aggregate expenditure has not been material during the 14-year period. Some or all of any such outlay may be recoverable from other responsible parties. The EPA expects the investigation to continue until 2017.

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

A draft of the remedial investigation study was submitted to the EPA on October 27, 2009. The draft feasibility study was submitted to the EPA on March 30, 2012. That draft feasibility study evaluates several alternative cleanup approaches. The approaches submitted would take from 2 to 28 years with costs ranging from $169 million to $1.8 billion for cleanup of the entire Portland Harbor Site, depending primarily on the selected remedial action levels. The draft feasibility study suggests costs ranging from $9 million to $163 million for cleanup of the area of the Willamette River adjacent to our Portland, Oregon manufacturing facility, depending primarily on the selected remedial action level. In August 2015, the EPA released its own draft feasibility study that suggests a significantly higher range of site-wide costs (from $790 million to $2.4 billion), and clean-up durations ranging from 4 to 18 years. The EPA study does not break those costs down by sub-area.

Neither draft feasibility study addresses responsibility for the costs of clean-up, allocates such costs among the potentially responsible parties, or defines precise boundaries for the cleanup. Responsibility for funding and implementing the EPA’s selected cleanup will be determined after the issuance of the Record of Decision, currently scheduled by the EPA for 2017. Based on the investigation to date, we believe that we did not contribute in any material way to contamination in the river sediments or the damage of natural resources in the Portland Harbor Site and that the damage in the area of the Portland Harbor Site adjacent to our property precedes our ownership of the Portland, Oregon manufacturing facility. Because these environmental investigations are still underway, sufficient information is currently not available to determine our liability, if any, for the cost of any required remediation or restoration of the Portland Harbor Site or to estimate a range of potential loss. Based on the results of the pending investigations and future assessments of natural resource damages, we may be required to incur costs associated with additional phases of investigation or remedial action, and may be liable for damages to natural resources. In addition, we may be required to perform periodic maintenance dredging in order to continue to launch vessels from our launch ways in Portland, Oregon, on the Willamette River, and the river’s classification as a Superfund site could result in some limitations on future dredging and launch activities. Any of these matters could adversely affect our business and Consolidated Financial Statements, or the value of our Portland property.

We have also signed an Order on Consent (Order) with DEQ to finalize the investigation of potential onsite sources of contamination that may have a release pathway to the Willamette River. Interim precautionary measures are also required in the Order and we are currently discussing with the DEQ potential remedial actions which may be required. Our aggregate expenditure has not been material during the 14-year period. However, we could incur significant expenses for remediation. Some or all of any such outlay may be recoverable from other responsible parties.

The Greenbrier Companies 2015 Annual Report	9

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

U.S. and Canadian railroad industry regulatory authorities released new regulations related to tank railcar manufacturing and retrofitting standards on May 1, 2015. These regulatory changes could materially affect the tank railcar manufacturing and retrofitting process industry-wide, which could negatively affect the potential availability of certain critical components and raw materials including, in particular, steel.

Employees

As of August 31, 2015, we had 10,689 full-time employees, consisting of 9,858 employees in Manufacturing, 593 in Wheels & Parts and 238 employees in Leasing & Services and corporate. In Manufacturing, 5,815 employees, all of whom are located in Mexico and Poland, are represented by unions. At our Wheels & Parts locations, 24 employees are represented by a union. We believe that our relations with our employees are generally good.

Additional Information

We are a reporting company and file annual, quarterly, current and special reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Through a link on the Investor Relations section of our website, http://www.gbrx.com, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K; Quarterly Reports on Form 10-Q; Current Reports on Form 8-K; and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available free of charge. Copies of our Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter and the Company’s Corporate Governance Guidelines are also available on our web site at http://www.gbrx.com. In addition, each of the reports and documents listed above are available free of charge by contacting our Investor Relations Department at The Greenbrier Companies, Inc., One Centerpointe Drive, Suite 200, Lake Oswego, Oregon 97035.

10	The Greenbrier Companies 2015 Annual Report

Item 1A.	RISK FACTORS

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

Our business is cyclical. Overall economic conditions and the purchasing practices of buyers have a significant effect upon our business due to the impact on demand for our products and services. As a result, during downturns, we could operate with a lower level of backlog and may slow down or halt production at some or all of our facilities. Economic conditions that result in higher interest rates increase the cost of new leasing arrangements, which could cause some of our leasing customers to lease fewer of our railcars or demand shorter lease terms. An economic downturn or increase in interest rates may reduce demand for our products and services, resulting in lower sales volumes, lower prices, lower lease utilization rates and decreased profits.

Currently, interest rates remain at historically low levels. Higher interest rates could increase the cost of, or potentially deter, new leasing arrangements with our customers, reduce our ability to syndicate railcars under lease to financial institutions, or impact the sales price we may receive on such syndications, any of which could materially adversely affect our business, financial condition and results of operations.

Changes in the credit markets and the financial services industry could negatively impact our business, results of operations, financial condition or liquidity.

The credit markets and the financial services industry may experience volatility which can result in tighter availability of credit on more restrictive terms and limit our ability to sell railcar assets. Our liquidity, financial condition and results of operations could be negatively impacted if our ability to borrow money to finance operations, obtain credit from trade creditors, offer leasing products to our customers or sell railcar assets were to be impaired. In addition, scarcity of capital could also adversely affect our customers’ ability to purchase or pay for products from us or our suppliers’ ability to provide us with product, either of which could negatively affect our business and results of operations.

Exposure to fluctuations in commodity and energy prices may impact our results of operations.

Fluctuations in commodity and energy prices, including crude oil and gas prices, could negatively impact the activities of our customers resulting in a corresponding adverse effect on the demand for our products and services. These shifts in demand could affect our results of operations and could have an adverse effect on our profitability. Demand for railcars that are used to transport crude oil and other energy related products is dependent on the demand for these commodities. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of, and demand for, oil and gas, market uncertainty and a variety of other economic factors that are beyond our control.

In recent years, oil and gas prices and, therefore, the level of exploration, development and production activity, have experienced significant fluctuations. Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by the Organization of the Petroleum Exporting Countries (OPEC), have contributed, and are likely to continue to contribute, to price and volume volatility. Crude oil prices have declined significantly in the past year. Increasing global supply of oil in conjunction with weakening demand from slowing economic growth in Europe and Asia and increased fuel-efficiency has created downward pressure on crude oil prices.

The Greenbrier Companies 2015 Annual Report	11

A portion of our backlog and Leased railcars for syndication relates to the energy sector. A decline in energy prices could negatively impact the creditworthiness of our customers, lead to attempted modifications or cancellations of contracts or negatively impact our ability to syndicate our railcars, all of which could materially adversely affect our business, financial condition and results of operations.

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

Likewise, if our suppliers face challenges obtaining credit, or otherwise operating their businesses, the supply of materials we purchase from them to manufacture our products may be interrupted. Any of these conditions or events could result in reductions in our revenues, increased price competition, or increased operating costs, which could adversely affect our business, financial condition and results of operations.

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

From time to time, we have released, and may continue to release information in our quarterly earnings releases, quarterly earnings conference calls, or otherwise, regarding our anticipated future performance and goals. Our actual results may differ significantly and we may not be successful in achieving the objectives outlined in our announced strategic initiatives. Failure to meet these goals could have a material adverse effect on the trading price or volume of our stock.

12	The Greenbrier Companies 2015 Annual Report

A change in our product mix due to shifts in demand could have an adverse effect on our profitability.

We manufacture and, through our GBW Joint Venture, repair a variety of railcars. The demand for specific types of these railcars and mix of refurbishment work varies from time to time. These shifts in demand could affect our revenue and margins and could have an adverse effect on our profitability. Currently a portion of our backlog and railcar demand includes a concentrated product mix of covered hoppers and tank cars used in energy related transportation. A sudden change in these markets could have an adverse effect on our profitability. For example, a change in environmental and governmental regulations, competitive pricing, pipeline capacity, the price of crude oil and related products and other factors could reduce demand for railcars in the energy transportation industry.

Our backlog is not necessarily indicative of the level of our future revenues.

Our manufacturing backlog represents future production for which we have written orders from our customers in various periods, and estimated potential revenue attributable to those orders. Some of this backlog is subject to our fulfillment of certain competitive conditions. Our reported backlog may not be converted to revenue in any particular period and some of our contracts permit cancellations with limited compensation that would not replace lost revenue or margins. In addition, some customers may attempt to cancel or modify a contract even if the contract does not allow for such cancellation or modification, and we may not be able to recover all revenue or earnings lost due to a breach of contract. The likelihood of attempted cancellations or modifications of contracts generally increases during periods of market weakness. Actual revenue from such contracts may not equal our anticipated revenues based on our backlog, and therefore, our backlog is not necessarily indicative of the level of our future revenues.

We rely on limited suppliers for certain components and services needed in our production. If we are not able to procure specialty components or services on commercially reasonable terms or on a timely basis, our business, financial condition and results of operations would be adversely affected.

Our manufacturing operations depend in part on our ability to obtain timely deliveries of materials, components and services in acceptable quantities and quality from our suppliers. In 2015, the top ten suppliers for all inventory purchases accounted for approximately 45% of total purchases. Amsted Rail Company, Inc. accounted for 18% of total inventory purchases in 2015. No other suppliers accounted for more than 10% of total inventory purchases. Certain components of our products, particularly specialized components like castings, bolsters, trucks, wheels and axels, and certain services, such as lining capabilities, are currently available from only a limited number of suppliers. Increases in the number of railcars manufactured have increased the demand for such components and services and strong demand may cause industry-wide shortages if suppliers are in the process of ramping up production or reach capacity production. Our dependence on a limited number of suppliers involves risks, including limited control over pricing, availability and delivery schedules. If any one or more of our suppliers cease to provide us with sufficient quantities of our components or services in a timely manner or on terms acceptable to us, or cease to provide services or manufacture components of acceptable quality, we could incur disruptions or be limited in our production of our products and we could have to seek alternative sources for these components or services. We could also incur delays while we attempt to locate and engage alternative qualified suppliers and we might be unable to engage acceptable alternative suppliers on favorable terms, if at all. In addition, we are increasing the number of components and services we manufacture or provide ourselves, directly or through joint ventures. If we are not successful at manufacturing such components or providing such services or have production problems after transitioning to self-produced supplies, we may not be able to replace such components or services from third party suppliers in a timely manner. Any such disruption in our supply of specialized components and services or increased costs of those components or services could harm our business and adversely affect our results of operations.

U.S. and Canadian railroad industry regulatory authorities released new regulations related to tank railcar manufacturing and retrofitting standards on May 1, 2015. These regulatory changes could materially affect the tank railcar manufacturing and retrofitting process industry-wide, which could negatively affect the potential

The Greenbrier Companies 2015 Annual Report	13

availability of certain critical components and raw materials including, in particular, steel. If we are unable to source critical components and raw materials like steel in a timely manner and at reasonable cost, we may be unable to manufacture or retrofit railcars that comply with the new regulations or take advantage of any increase in demand for our products and services as a result of any such new regulations, and our business, financial condition and results of operations could be materially adversely affected.

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

Train derailments or other accidents or claims could subject us to legal claims that adversely impact our business, financial condition and our results of operations.

We provide a number of services which include the manufacture and supply of wheels, components and parts and lease of railcars for our customers that transport a variety of commodities, including tank railcars that transport hazardous materials such as crude oil, ethanol and other products. We could be subject to various legal claims, including claims for negligence, personal injury, physical damage and product or service liability, or in some cases strict liability, as well as potential penalties and liability under environmental laws and regulations, in the event of a derailment or other accident involving railcars, including tank railcars. Additionally, the severity of injury or property damage arising from an incident may influence the causation responsibility analysis exposing us to potentially greater liability. If we become subject to any such claims and are unable successfully to resolve them or have inadequate insurance for such claims, our business, financial condition and results of operations could be materially adversely affected.

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

Changes in legal and regulatory requirements applicable to the industries in which we operate may adversely impact our business, financial condition and results of operations.

In May 2015, the Pipeline and Hazardous Materials Safety Administration (PHMSA) adopted a final rule that, among other things, imposes a new tank car design standard, a phase out by as early as January 2018 for older DOT-111 cars that are not retrofitted, and a classification and testing program for unrefined petroleum based products, including crude oil. The rule also includes new operational requirements such as speed restrictions. Transport Canada has also issued new regulations that align with the U.S. rule in many respects. Additional laws and regulations have been proposed or adopted that will potentially have a significant impact on railroad operations, including the implementation of “positive train control” (PTC) requirements. PTC is a collision avoidance technology intended to override engineer controlled locomotives and stop certain types of train accidents.

While certain of these legal and regulatory changes could result in increased levels of repair or refurbishment work for our GBW Joint Venture and/or new tank car manufacturing activity, if we are unable to manage to

14	The Greenbrier Companies 2015 Annual Report

adapt our business successfully to changing regulations, our business and results of operations could be adversely affected. We have made investments in our GBW Joint Venture and our new railcar facilities in anticipation of increased demand for retrofits and new tank cars as a result of new regulations. If this demand does not begin to materialize, we may not realize the revenue we anticipated. Or if the demand does materialize, we may not be able to adapt to meet this demand.

We have 312 tank railcars in our lease fleet with a net book value of approximately $26.3 million as of August 31, 2015. As a result of the final rule, certain of our tank cars could be deemed unfit for further commercial use or require retrofits or modifications, and the costs associated with any required retrofits or modifications could be substantial. In addition, the new tank car design requirements may result in significant constraints on transportation capacity during the period while tank cars are being retrofitted or newly constructed to comply with the new regulations. Such transportation capacity constraints could increase the cost of transporting crude oil by rail.

We cannot provide assurance that costs incurred to comply with any new standards and regulations, including those finalized by PHMSA in May 2015, will not be material to our business, financial condition or results of operations.

In addition, the speed restrictions imposed by the new regulations on trains transporting certain types of potentially hazardous cargo may have an adverse impact on demand for tank cars, or potentially other types of freight cars. While rail velocity is affected by many factors including general economic conditions, and has increased since the adoption of the regulations, in some circumstances the specific velocity restrictions imposed by the regulations may significantly reduce overall velocity on congested rail networks. This in turn could lead to an increase in the cost of rail freight transportation and impact availability, making rail less competitive compared to alternative modes of freight transportation. It could also lead to reduced demand for our products as railroads limit additional equipment on their lines.

The use of railcars as a significant mode of transporting freight could decline, become more efficient over time, experience a shift in types of modal transportation, and/or certain railcar types could become obsolete.

As the freight transportation markets we serve continue to evolve and become more efficient, the use of railcars may decline in favor of other more economic modes of transportation. Features and functionality specific to certain railcar types could result in those railcars becoming obsolete as customer requirements for freight delivery change. Our operations may be adversely impacted by changes in the preferred method used by customers to ship their products or changes in demand for particular products. The industries in which our customers operate are driven by dynamic market forces and trends, which are in turn influenced by economic and political factors. Demand for our railcars may be significantly affected by changes in the markets in which our customers operate. A significant reduction in customer demand for transportation or manufacture of a particular product or change in the preferred method of transportation used by customers to ship their products could result in the economic obsolescence of our railcars, including those leased by our customers. In addition, if railcar transportation becomes more efficient from an increase in velocity or a decrease in dwell times, this could reduce the demand for new railcars.

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

The Greenbrier Companies 2015 Annual Report	15

Risks related to our operations outside of the U.S. could adversely affect our operating results.

Our current operations outside of the U.S. and any future expansion of our international operations are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade, financial market or economic changes or instability could limit or curtail our foreign business activities and operations. Some foreign countries in which we operate or may operate have regulatory authorities that regulate railroad safety, railcar design and railcar component part design, performance and manufacturing. If we fail to obtain and maintain certifications of our railcars and railcar parts within the various foreign countries where we operate or may operate, we may be unable to market and sell our railcars in those countries. In addition, unexpected changes in regulatory requirements, tariffs and other trade barriers, more stringent rules relating to labor or the environment, adverse tax consequences and currency and price exchange controls could limit operations and make the manufacture and distribution of our products difficult. The uncertainty of the legal environment or geo-political risks in these and other areas could limit our ability to enforce our rights effectively. Because we have operations outside the U.S., we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws. We operate in parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. The failure to comply with laws governing international business practices may result in substantial penalties and fines. Any international expansion or acquisition that we undertake could amplify these risks related to operating outside of the U.S.

In addition, in 2015, we began to establish a presence in the Gulf Cooperation Council region and Latin America and are exploring market opportunities in Eastern Europe and other emerging markets. Our development of customer relationships in these areas may expose us to certain additional risks, including, but not limited to, the following:

•

Ongoing instability or changes in a country’s or region’s economic or political conditions, including inflation, recession, currency fluctuations and actual or anticipated civil and political unrest, terrorist actions, armed hostilities, kidnapping and extortion;

•	Longer payment cycles and difficulty in collecting accounts receivable;
•

Sovereign risk related to international governments that include, but may not be limited to, governments stopping payments or repudiating their contracts, nationalizing private businesses and assets or altering foreign exchange regulations;

•	Renegotiation or nullification of existing contracts;
•	An inability to effectively protect intellectual property;
•	Uncertainties arising from local business practices, cultural considerations and international political and trade tensions; and
•	Our limited knowledge of this market or our inability to protect our interests.

If we are unable to successfully manage the risks associated with our global business, our results of operations, financial condition, liquidity and cash flows may be negatively impacted.

We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning for members of our senior management team and other key employees who are at or nearing retirement age, could adversely affect our business.

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

16	The Greenbrier Companies 2015 Annual Report

Many members of our senior management team and other key employees are at or nearing retirement age. If we are unsuccessful in our succession planning efforts, the continuity of our business and results of operations could be adversely affected.

Risks related to potential misconduct by employees may adversely impact us.

Our employees may engage in misconduct or other improper activities, including noncompliance with our policies or regulatory standards and requirements, which could subject us to regulatory sanctions and materially harm our business. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, including risks associated with whistleblower complaints and litigation. There can be no assurance that we will succeed in preventing misconduct by employees in the future. In addition, the investigation of alleged misconduct disrupts our operations and may be costly. Any such events in the future may have a material adverse impact on our financial condition or results of operations.

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

If any of our joint ventures generate significant losses, including future potential intangible asset or goodwill impairment charges, it could adversely affect our results of operations or cause our investment to be impaired.

The price of our common stock is subject to volatility.

The market price for our common stock has varied between a high closing sales price of $77.54 per share and a low closing sales price of $22.80 per share in the twenty-four months ended August 31, 2015. This volatility affects the price at which our common stock can be sold. The broader stock market has also experienced price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. The price for our common stock is likely to continue to be volatile and subject to price and volume fluctuations in response to market and other factors, including the factors discussed elsewhere in these risk factors and the following:

•	financial market and general economic changes;
•	changes in governmental regulation;
•	significant railcar industry announcements or developments;
•	the introduction of new products or technologies by us or our competitors;
•	actual or anticipated variations in our or our competitors’ quarterly or annual financial results;
•	financial results failing to meet expectations of analysts or investors, including the level of our backlog and number of orders received during the period;
•	changes in securities analysts’ estimates of our future performance; and
•	the general health and outlook of our industry.

In addition, in the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. If we became involved in securities class action litigation in the future, it could result in substantial costs and diversion of our management’s attention and resources and could harm our stock price, business, prospects, financial condition and results of operations.

The Greenbrier Companies 2015 Annual Report	17

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

We could be unable to lease railcars at satisfactory rates, remarket leased railcars on favorable terms upon lease termination or realize the expected residual values upon lease termination, which could reduce our revenue and decrease our overall return.

The profitability of our railcar leasing business depends on our ability to lease railcars to our customers at satisfactory rates, and to re-lease or sell railcars we own or manage upon the expiration of existing lease terms. The total rental payments we receive under our operating leases do not fully amortize the acquisition costs of the leased equipment, which exposes us to risks associated with remarketing the railcars. Our ability to lease or remarket leased railcars profitably is dependent upon several factors, including, but not limited to, market and industry conditions, cost of and demand for competing used or newer models, costs associated with the refurbishment of the railcars, market demand or governmental mandate for refurbishment, and interest rates. Our inability to lease, re-lease or sell leased railcars on favorable terms could result in reduced revenues and margins or net gain on disposition of equipment and decrease our overall returns and affect our ability to syndicate railcars to investors.

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

18	The Greenbrier Companies 2015 Annual Report

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

Many of our products are sold to third parties who may misuse, improperly install or improperly or inadequately maintain or repair such products thereby potentially exposing us to claims that could increase our costs and weaken our financial condition.

The products we manufacture are designed to work optimally when properly operated, installed, repaired, and maintained. When this does not occur, we may be subjected to claims or litigation associated with injuries or property damage that could increase our costs and weaken our financial condition.

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

We are required to perform an annual impairment review of goodwill and indefinite lived assets which could result in an impairment charge if it is determined that the carrying value of the asset is in excess of the fair value. We perform a goodwill impairment test annually during our third fiscal quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. When changes in circumstances, such as a decline in the market price of our common stock, changes in demand or in the numerous variables associated with the judgments, assumptions and estimates made in assessing the appropriate valuation of goodwill indicate the carrying amount of certain indefinite lived assets may not be recoverable, the assets are evaluated for impairment. Among other things, our assumptions used in the valuation of goodwill, which relate to our wheels & parts and Repair operations, include growth of revenue and margins and increased cash flows over time. If actual operating results were to differ from these assumptions, it may result in an impairment of our goodwill. A non-cash impairment charge of $76.9 million ($71.8 million, net of tax) was recorded for the year ended August 31, 2013 which related to our wheels & parts and Repair operations. As of August 31, 2015, we had $43.3 million of goodwill in our Wheels & Parts segment, relating to our wheels & parts business. Future write-downs of goodwill and intangibles could affect certain of the financial covenants under debt instruments and could restrict our financial flexibility. In the event of goodwill impairment, we may have to test other intangible assets for impairment. Impairment charges to our or our joint venture’s goodwill or our indefinite lived assets would impact our results of operations.

The Greenbrier Companies 2015 Annual Report	19

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

Our Portland, Oregon manufacturing facility is located adjacent to the Willamette River. We have entered into a Voluntary Cleanup Agreement with the Oregon Department of Environmental Quality (DEQ) in which we agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. We are also conducting groundwater remediation relating to a historical spill on the property which preceded our ownership.

The U.S. Environmental Protection Agency (EPA) has classified portions of the river bed of the Portland Harbor, including the portion fronting the Company’s manufacturing facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). We, along with more than 140 other parties, have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised us that we may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. We are part of a group that signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. We have agreed to initially bear a percentage of the total costs incurred in connection with the investigation. The EPA expects the investigation to continue until 2017. We cannot provide assurance that any such costs will be recoverable from third parties.

A draft of the remedial investigation study was submitted to the EPA on October 27, 2009. The draft feasibility study was submitted to the EPA on March 30, 2012. That draft feasibility study evaluates several alternative cleanup approaches. The approaches submitted would take from 2 to 28 years with costs ranging from $9 million

20	The Greenbrier Companies 2015 Annual Report

to $163 million for cleanup of the area of the Willamette River adjacent to our Portland, Oregon manufacturing facility, depending primarily on the selected remedial action level. In August 2015, the EPA released its own draft feasibility study that suggests a significantly higher range of site-wide costs (from $790 million to $2.4 billion), but does not break those costs down by sub-area. The EPA’s feasibility study predicts construction durations of from 4 to 18 years for the various alternative cleanup approaches. Neither draft feasibility study addresses responsibility for the costs of clean-up or allocates such costs among potentially responsible parties, or defines precise boundaries for the cleanup. Responsibility for funding and implementing the EPA’s selected cleanup will be determined after the issuance of the Record of Decision.

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

As of August 31, 2015, our total debt was approximately $377.3 million, consisting of borrowings under our convertible notes, credit facilities and term loans. Our indebtedness could have negative consequences to us, and could place us at a competitive disadvantage compared to our less leveraged competitors. It may be difficult for us to satisfy our repayment and other obligations with respect to such indebtedness, and we may not be able to refinance our existing indebtedness as it matures. Indebtedness may also increase our vulnerability to adverse general economic, industry or competitive developments or conditions and limit our flexibility in planning for, or

The Greenbrier Companies 2015 Annual Report	21

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

Outside of the U.S., we conduct business in Mexico, Poland, other European countries, Brazil and Saudi Arabia, and our non-U.S. businesses conduct their operations in local currencies and other regional currencies. We also source materials worldwide. Fluctuations in exchange rates may affect demand for our products in foreign markets or our cost competitiveness and may adversely affect our profitability. Although we attempt to mitigate a portion of our exposure to changes in currency rates through currency rate hedge contracts and other activities, these efforts cannot fully eliminate the risks associated with the foreign currencies. In addition, some of our borrowings are in foreign currency, giving rise to risk from fluctuations in exchange rates. A material or adverse change in exchange rates could result in significant deterioration of profits or in losses for us.

Fluctuations in the availability and price of energy, freight transportation, steel and other raw materials, and our fixed price contracts could have an adverse effect on our ability to manufacture and sell our products on a cost-effective basis and could adversely affect our margins and revenue of our Manufacturing and wheels & parts and Repair businesses.

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

Decreases in the price of scrap adversely impact our Wheels & Parts and GBW Joint Venture margins and revenue and the residual value and future depreciation of our leased assets. A portion of our wheels & parts and Repair businesses involves scrapping steel parts and the resulting revenue from such scrap steel increases our margins and revenues. When the price of scrap steel declines, our revenues and margins in such business therefore decrease.

22	The Greenbrier Companies 2015 Annual Report

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

The Greenbrier Companies 2015 Annual Report	23

heavy equipment manufacturers, an unusually large physical damage, business interruption or product liability claim or a series of claims based on a failure repeated throughout our production process could exceed our insurance coverage or result in damage to our reputation.

Some of our customers place orders for our products in reliance on their ability to utilize tax benefits or tax credits such as accelerated depreciation.

There is no assurance that tax authorities will reauthorize, modify, or otherwise not allow the expiration of such tax benefits, tax credits, or reimbursement policies, and in cases where such subsidies and policies are materially modified to reduce the available benefit, credit, or reimbursement or are otherwise allowed to expire, the demand for our products could decrease, thereby creating the potential for a material adverse effect on our financial condition or results of operations.

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

From time to time we may take tax positions that the Internal Revenue Service or other tax authorities may contest.

We have in the past and may in the future take tax positions that the Internal Revenue Service (IRS) or other tax authorities may contest. We are required by an IRS regulation to disclose particular tax positions to the IRS as part of our tax returns for that year and future years. If the IRS or other tax authorities successfully contests a tax position that we take, we may be required to pay additional taxes, interest or fines that may adversely affect our results of operation and financial position.

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

24	The Greenbrier Companies 2015 Annual Report

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

Compliance with health care legislation and increases in the cost of providing health care plans to our employees may adversely affect our business.

In March 2010, Congress passed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively, the Acts). Among other things, the Acts contain provisions that affect employer-sponsored health care plans, impose excise taxes on certain plans, and reduce the tax benefits available to employers that receive the Medicare Part D subsidy. Nationally, the cost of providing health care plans to a company’s employees has increased at annual rates in excess of inflation. There continues to be uncertainty whether the Acts will increase the cost of employee health plan coverage. Continued significant annual increases in the cost of providing employee health coverage may adversely affect our business and results of operations.

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

The Greenbrier Companies 2015 Annual Report	25

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

Our share repurchase program is intended to enhance long-term shareholder value although we cannot assure this will occur and this program may be suspended or terminated at any time.

The Board of Directors has authorized our company to repurchase our common stock through a share repurchase program. Our share repurchase program may be modified, suspended or discontinued at any time without prior notice. Although the share repurchase program is intended to enhance long-term shareholder value, we cannot provide assurance that this will occur.

Payments of cash dividends on our common stock may be made only at the discretion of our board of directors and may be restricted by Oregon law.

Any decision to pay dividends will be at the discretion of our Board of Directors and will depend upon our operating results, strategic plans, capital requirements, financial condition, provisions of our borrowing arrangements and other factors our Board of Directors considers relevant. Furthermore, Oregon law imposes restrictions on our ability to pay dividends. Accordingly, we may not be able to continue to pay dividends in any given amount in the future, or at all.

26	The Greenbrier Companies 2015 Annual Report

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We operate at the following primary facilities as of August 31, 2015:

Description	Location	Status
Manufacturing Segment

Manufacturing facilities[1]:	Portland, Oregon	Owned
	Sahagun, Mexico	Owned
	Tlaxcala, Mexico	Owned
	Frontera, Mexico	Leased
	3 locations in Poland	Owned

Administrative offices:	Colleyville, Texas	Leased

Wheels & Parts Segment

Wheels & Parts facilities:	13 locations in the U.S.	Leased — 7 locations Owned — 6 locations
Repair facilities leased to our GBW Joint Venture:	14 locations in the U.S. 1 location in Canada	Leased — 8 locations Owned — 3 locations Customer premises — 3 locations Customer premises

Administrative offices:	Birmingham, Alabama	Leased

Leasing & Services Segment

Corporate offices, railcar marketing and leasing activities:	Lake Oswego, Oregon	Leased

We believe that our facilities are in good condition and that the facilities, together with anticipated capital improvements and additions, are adequate to meet our operating needs for the foreseeable future. We continually evaluate our facilities in order to remain competitive and to take advantage of market opportunities.

The Greenbrier Companies 2015 Annual Report	27

Item 3.	LEGAL PROCEEDINGS

There is hereby incorporated by reference the information disclosed in Note 22 to Consolidated Financial Statements, Part II, Item 8 of this Form 10-K.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

28	The Greenbrier Companies 2015 Annual Report

PART	II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the New York Stock Exchange under the symbol GBX since July 14, 1994. There were approximately 366 holders of record of common stock as of October 23, 2015. The following table shows the reported high and low sales prices of our common stock on the New York Stock Exchange for the fiscal periods indicated.

	High	Low	Dividends Declared
2015
Fourth quarter	$62.95	$33.10	$0.15
Third quarter	$66.50	$49.61	$0.15
Second quarter	$60.77	$42.62	$0.15
First quarter	$78.32	$45.09	$0.15
2014
Fourth quarter	$72.79	$54.00	$0.15
Third quarter	$56.65	$41.40	$–
Second quarter	$43.20	$30.46	$–
First quarter	$33.20	$22.57	$–

Dividends

In July 2014, the Board of Directors authorized the reinstatement of our company’s dividend program. There is no assurance as to the payment of future dividends as they are dependent upon future earnings, capital requirements, customary debt covenant restrictions and our financial condition.

Issuer Purchases of Equity Securities

In October 2013, the Board of Directors authorized our company to repurchase up to $50 million of our common stock. We completed this share repurchase program in October 2014. In October 2014, the Board of Directors authorized a new share repurchase program for us to repurchase up to an additional $50 million of our common stock. In January 2015, the Board of Directors authorized a $25 million increase to the October 2014 share repurchase program and in October 2015, the Board of Directors authorized an additional $100 million increase to the October 2014 repurchase program, bringing the total to $175 million. The share repurchase program expiration was extended from June 30, 2016 to January 1, 2018, but may be modified, suspended or discontinued at any time without prior notice. Under the share repurchase programs, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The share repurchase programs do not obligate us to acquire any specific number of shares in any period.

The Greenbrier Companies 2015 Annual Report	29

Shares repurchased under these share repurchase programs in aggregate during the three months ended August 31, 2015 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2015 – June 30, 2015	–	–	–	$42,130,010
July 1, 2015 – July 31, 2015	181,295	$45.23	181,295	$33,930,031
August 1, 2015 – August 31, 2015	314,657	$43.12	314,657	$20,362,445

	495,952		495,952

Performance Graph

The following graph demonstrates a comparison of cumulative total returns for the Company’s Common Stock, the Dow Jones US Industrial Transportation Index and the Standard & Poor’s (S&P) 500 Index. The graph assumes an investment of $100 on August 31, 2010 in each of the Company’s Common Stock and the stocks comprising the indices. Each of the indices assumes that all dividends were reinvested and that the investment was maintained to and including August 31, 2015, the end of the Company’s 2015 fiscal year.

The comparisons in this table are required by the SEC, and therefore, are not intended to forecast or be indicative of possible future performance of our Common Stock.

30	The Greenbrier Companies 2015 Annual Report

Equity Compensation Plan Information

Equity Compensation Plan Information is hereby incorporated by reference to the “Equity Compensation Plan Information” table in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s year ended August 31, 2015.

The Greenbrier Companies 2015 Annual Report	31

Item 6.	SELECTED FINANCIAL DATA

	YEARS ENDED AUGUST 31,
(In thousands, except unit and per share data)	2015	2014		2013		2012	2011
Statement of Operations Data
Revenue:
Manufacturing	$2,136,051	$1,624,916		$1,215,734		$1,253,964	$721,102
Wheels & Parts	371,237	495,627		469,222		481,865	452,865
Leasing & Services	97,990	83,419		71,462		71,887	69,323

	$2,605,278	$2,203,962		$1,756,418		$1,807,716	$1,243,290

Earnings from operations	$386,892	$239,520		$41,651		$118,788	$67,574

Net earnings (loss) attributable to Greenbrier	$192,832	$111,919	(1)	$(11,048	)(2)	$58,708	$6,466	(3)

Basic earnings (loss) per common share attributable to Greenbrier:	$6.85	$3.97		$(0.41)		$2.21	$0.27
Diluted earnings (loss) per common share attributable to Greenbrier:	$5.93	$3.44		$(0.41)		$1.91	$0.24
Weighted average common shares outstanding:
Basic	28,151	28,164		26,678		26,572	24,100
Diluted	33,328	34,209		26,678		33,718	26,501
Cash dividends paid per share	$.60	$.15		$.00		$.00	$.00

Balance Sheet Data
Total assets	$1,790,512	$1,517,168		$1,289,741		$1,384,544	$1,301,655
Revolving notes and notes payable	$377,317	$458,172		$422,098		$488,834	$519,479
Total equity	$863,489	$573,721		$456,827		$453,645	$375,901

Other Operating Data
New railcar units delivered	21,100	16,200		11,600		15,000	9,400
New railcar backlog (units)	41,300	31,500		14,400		10,700	15,400
New railcar backlog (value in millions)	$4,710	$3,330		$1,520		$1,200	$1,230
Lease fleet:
Units managed	259,966	237,849		223,911		219,020	215,843
Units owned	9,324	8,550		8,581		10,841	8,684

Cash Flow Data
Capital expenditures:
Manufacturing	$84,354	$55,979		$37,017		$33,313	$20,016
Wheels & Parts	9,381	8,774		7,492		11,248	20,087
Leasing & Services	12,254	5,474		16,318		73,324	44,199

	$105,989	$70,227		$60,827		$117,885	$84,302

Proceeds from sale of assets	$5,295	$54,235		$75,338		$33,560	$18,730

Depreciation and amortization:
Manufacturing	$20,668	$15,341		$13,469		$11,754	$9,853
Wheels & Parts	11,748	12,582		12,843		13,265	11,853
Leasing & Services	12,740	12,499		15,135		17,352	16,587

	$45,156	$40,422		$41,447		$42,371	$38,293

(1)

2014 includes a non-cash gain on contribution to joint venture of $13.6 million net of tax and a restructuring charge of $1.0 million net of tax. The gain related to the Company contributing its Repair operations to the GBW Joint Venture.

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

32	The Greenbrier Companies 2015 Annual Report

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We operate in four reportable segments: Manufacturing; Wheels & Parts; Leasing & Services; and GBW Joint Venture. Our segments are operationally integrated. The Manufacturing segment, operating from facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Wheels & Parts segment performs wheel and axle servicing, as well as production of a variety of parts for the railroad industry in North America. The Leasing & Services segment owns approximately 9,300 railcars (6,300 railcars held as equipment on operating leases, 2,800 held as leased railcars for syndication and 200 held as finished goods inventory) and provides management services for approximately 260,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. The GBW Joint Venture segment provides Repair services through 33 shops throughout North America, 12 of which are currently tank car certified by the AAR. The results of these operations were included as part of Earnings (loss) from unconsolidated affiliates as we account for our interest in GBW under the equity method of accounting. We also produce rail castings and tank heads through unconsolidated joint ventures and have a 19.5% ownership stake in a railcar manufacturer in Brazil with an option to acquire an additional 40.5% ownership interest which can be exercised no later than December 30, 2017.

Our total manufacturing backlog of railcar units as of August 31, 2015 was approximately 41,300 units with an estimated value of $4.71 billion of which 36,000 units with a value of $4.24 billion are for direct sales and 5,300 units with a value of $0.47 billion are intended for syndications to third parties with a lease attached. Backlog as of August 31, 2014 was 31,500 units with an estimated value of $3.33 billion. Currently no orders in our backlog are intended to be placed into our owned lease fleet. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future which may impact the dollar amount of backlog. Marine backlog as of August 31, 2015 was $52 million compared to $112 million as of August 31, 2014.

Our backlog of railcar units and marine vessels is not necessarily indicative of future results of operations. Certain orders in backlog are subject to customary documentation and completion of terms. Customer orders contain terms and conditions customary in the industry. Customers may attempt to cancel or modify orders in backlog. In most cases, little variation has been experienced between the quantity ordered and the quantity actually delivered, though the timing of deliveries may be modified from time to time.

The Greenbrier Companies 2015 Annual Report	33

Overview

Revenue, cost of revenue, margin and operating profit presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

(In thousands)	2015	2014	2013
Revenue:
Manufacturing	$2,136,051	$1,624,916	$1,215,734
Wheels & Parts	371,237	495,627	469,222
Leasing & Services	97,990	83,419	71,462

	2,605,278	2,203,962	1,756,418
Cost of revenue:
Manufacturing	1,691,414	1,374,008	1,082,889
Wheels & Parts	334,680	463,938	431,501
Leasing & Services	41,831	43,796	35,655

	2,067,925	1,881,742	1,550,045
Margin:
Manufacturing	444,637	250,908	132,845
Wheels & Parts	36,557	31,689	37,721
Leasing & Services	56,159	39,623	35,807

	537,353	322,220	206,373
Selling and administrative	151,791	125,270	103,175
Net gain on disposition of equipment	(1,330)	(15,039)	(18,072)
Gain on contribution to joint venture	–	(29,006)	–
Goodwill impairment	–	–	76,900
Restructuring charges	–	1,475	2,719

Earnings from operations	386,892	239,520	41,651
Interest and foreign exchange	11,179	18,695	22,158

Earnings before income tax and earnings from unconsolidated affiliates	375,713	220,825	19,493
Income tax expense	(112,160)	(72,401)	(25,060)

Earnings (loss) before earnings from unconsolidated affiliates	263,553	148,424	(5,567)
Earnings from unconsolidated affiliates	1,756	1,355	186

Net earnings (loss)	265,309	149,779	(5,381)
Net earnings attributable to noncontrolling interest	(72,477)	(37,860)	(5,667)

Net earnings (loss) attributable to Greenbrier	$192,832	$111,919	$(11,048)
Diluted earnings (loss) per common share	$5.93	$3.44	$(0.41)

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

(In thousands)	2015	2014	2013
Operating profit:
Manufacturing	$396,921	$202,555	$88,822
Wheels & Parts	27,563	40,597	(60,966)
Leasing & Services	41,887	41,055	42,411
Corporate	(79,479)	(44,687)	(28,616)

	$386,892	$239,520	$41,651

34	The Greenbrier Companies 2015 Annual Report

Consolidated Results

(In thousands)	Years ended August 31,		Increase (Decrease)	% Change
	2015	2014
Revenue	$2,605,278	$2,203,962	$401,316	18.2%
Cost of revenue	$2,067,925	$1,881,742	$186,183	9.9%
Margin (%)	20.6%	14.6%	6.0%	*
Net earnings attributable to Greenbrier	$192,832	$111,919	$80,913	72.3%
*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments which have various average selling prices and margins. The demand for and mix of products and services delivered changes from year to year which causes fluctuations in our results of operations.

The 18.2% increase in revenue for the year ended August 31, 2015 as compared to the year ended August 31, 2014 was primarily due to a 31.5% increase in Manufacturing revenue. The increase in Manufacturing revenue was primarily due to a 30% increase in the volume of deliveries in response to strong demand in the freight car market and an increase in marine activity as compared to the prior comparable period. The increase in revenue also included a 17.5% increase in Leasing & Services revenue which was primarily the result of a higher average volume of rent-producing leased railcars for syndication. These were partially offset by a 25.1% decrease in Wheels & Parts revenue primarily due to 2015 excluding repair revenue as a result of contributing our Repair business to GBW, while 2014 included repair revenue through July 18, 2014.

The 9.9% increase in cost of revenue for the year ended August 31, 2015 as compared to the year ended August 31, 2014 was primarily due to a 23.1% increase in Manufacturing cost of revenue. The increase in Manufacturing cost of revenue was primarily due to an increase of 30% in the volume of railcar deliveries with a mix which had a lower average labor and material content. This was partially offset by improved production efficiencies and favorable foreign currency exchange rates. The increase in Manufacturing cost of revenue was partially offset by a 27.9% decrease in Wheels & Parts cost of revenue primarily due to 2015 excluding repair cost of revenue as a result of contributing our Repair business to GBW, while 2014 included repair cost of revenue through July 18, 2014. In addition, the increase in Manufacturing cost of revenue was partially offset by a 4.5% decrease in Leasing & Services cost of revenue. This was primarily due to lower transportation costs and a decrease in the cost of revenue associated with purchased railcars that were sold.

Margin as a percentage of revenue was 20.6% and 14.6% for the years ended August 31, 2015 and 2014, respectively. The overall 6.0% increase in margin percentage was due to an increase in margin in all three of our consolidated segments. Manufacturing margin increased to 20.8% for 2015 compared to 15.4% for 2014 primarily due to favorable pricing, improved production efficiencies and favorable foreign currency exchange rates. In addition, 2015 had higher volumes of new railcar sales with leases attached which typically result in higher sales prices and margins. Wheels & Parts margin increased to 9.8% for 2015 compared to 6.4% for 2014, primarily as the result of 2015 excluding the results of our Repair operations which in the recent past have had lower margins as a percentage of revenue than the rest of the segment. Leasing & Services margin increased to 57.3% for 2015 compared to 47.5% for 2014 which was primarily the result of a higher average volume of rent-producing leased railcars for syndication as compared to the prior year and lower transportation costs.

The $80.9 million increase in net earnings for the year ended August 31, 2015 as compared to the year ended August 31, 2014 was primarily attributable to an increase in margin. This was partially offset by an increase in selling and administrative expense as compared to the prior year and a Gain on contribution to joint venture in 2014.

The Greenbrier Companies 2015 Annual Report	35

(In thousands)	Years ended August 31,		Increase (Decrease)	% Change
	2014	2013
Revenue	$2,203,962	$1,756,418	$447,544	25.5%
Cost of revenue	$1,881,742	$1,550,045	$331,697	21.4%
Margin (%)	14.6%	11.7%	2.9%	*
Net earnings (loss) attributable to Greenbrier	$111,919	$(11,048)	$122,967	*
*	Not meaningful

The 25.5% increase in revenue for the year ended August 31, 2014 as compared to the year ended August 31, 2013 was primarily due to a 33.7% increase in Manufacturing revenue which accounted for 91% of the total revenue increase. The increase in Manufacturing revenue was primarily due to a higher volume of deliveries due to strong demand in the freight car market and our increased product diversification. Growth in revenues in Wheels & Parts and Leasing & Services of approximately 5.6% and 16.7% respectively also contributed to the year-over-year increase in consolidated revenue.

The 21.4% increase in cost of revenue for the year ended August 31, 2014 as compared to the year ended August 31, 2013 was primarily due to an increase in Manufacturing cost of revenue which represented 88% of the total increase. Cost of revenue for Manufacturing increased 26.9%, primarily due to a 40% increase in railcar deliveries with a mix which had a lower average labor and material content partially offset by improved production efficiencies. Costs of revenue also increased by approximately 7.5% and 22.8% in Wheels & Parts and Leasing & Services, respectively primarily due to higher volumes.

Margin as a percentage of revenue was 14.6% and 11.7% for the years ended August 31, 2014 and 2013, respectively. The overall 2.9% increase in margin percentage was driven principally by Manufacturing margin which increased from 10.9% to 15.4% primarily due to a favorable change in product mix and improved production efficiencies. Offsetting improved margin in Manufacturing was a decline in margin in Wheels & Parts to 6.4% in 2014 from 8.0% in 2013 and a decline in margin in Leasing & Services to 47.5% in 2014 from 50.1% in 2013.

The $123.0 million increase in net earnings for the year ended August 31, 2014 as compared to the year ended August 31, 2013 was primarily attributable to a non-cash goodwill impairment charge of $71.8 million, net of tax in 2013 and an increase in Manufacturing gross margin and a non-cash Gain on contribution to joint venture of $13.6 million, net of tax both in 2014.

Manufacturing Segment

	Years ended August 31,			2015 vs 2014		2014 vs 2013
(In thousands)	2015	2014	2013	Increase (Decrease)	% Change	Increase (Decrease)	% Change
Revenue	$2,136,051	$1,624,916	$1,215,734	$511,135	31.5%	$409,182	33.7%
Cost of revenue	$1,691,414	$1,374,008	$1,082,889	$317,406	23.1%	$291,119	26.9%
Margin (%)	20.8%	15.4%	10.9%	5.4%	*	4.5%	*
Operating profit ($)	$396,921	$202,555	$88,822	$194,366	96.0%	$113,733	128.0%
Operating profit (%)	18.6%	12.5%	7.3%	6.1%	*	5.2%	*
Deliveries	21,100	16,200	11,600	4,900	30.2%	4,600	39.7%
*	Not meaningful

Manufacturing revenue was $2.136 billion, $1.625 billion and $1.216 billion for the years ended August 31, 2015, 2014 and 2013. Manufacturing revenue increased $511.1 million or 31.5% in 2015 compared to 2014 primarily due to a 30% increase in the volume of deliveries in response to strong demand in the freight car market and an increase in marine activity as compared to the prior comparable period. Manufacturing revenue increased $409.2 million or 33.7% in 2014 compared to 2013 primarily due to a 40% increase in the volume of deliveries with a mix that had a lower average selling price as compared to 2013. These higher deliveries were a result of improved efficiencies and an increase in capacity in response to higher demand in the freight car market and our increased product diversification compared to 2013.

36	The Greenbrier Companies 2015 Annual Report

Manufacturing cost of revenue was $1.691 billion, $1.374 billion and $1.083 billion for the years ended August 31, 2015, 2014 and 2013. Cost of revenue increased $317.4 million or 23.1% in 2015 compared to 2014 primarily due to an increase of 30% in the volume of railcar deliveries with a mix that had a lower average labor and material content. This was partially offset by improved production efficiencies and favorable foreign currency exchange rates. In addition, the increase in Manufacturing cost of revenue was attributed to an increase in marine activity as compared to the prior comparable period. Cost of revenue increased $291.1 million or 26.9% in 2014 compared to 2013, primarily due to an increase of 40% in the volume of railcar deliveries with a mix that had a lower average labor and material content partially offset by improved production efficiencies.

Manufacturing margin as a percentage of revenue was 20.8% in 2015, 15.4% in 2014 and 10.9% in 2013. The 5.4% increase in margin in 2015 compared to 2014 was primarily due to favorable pricing, improved production efficiencies and favorable foreign currency exchange rates. In addition, 2015 had higher volumes of new railcar sales with leases attached which typically result in higher sales prices and margins. The 4.5% increase in margin in 2014 compared to 2013 was primarily the result of a favorable change in product mix and pricing, higher volumes of new railcars syndicated with leases attached and improved production efficiencies and overhead absorption.

Manufacturing operating profit was $396.9 million and 18.6% of revenue for the year ended August 31, 2015, $202.6 million and 12.5% of revenue for the year ended August 31, 2014 and $88.8 million and 7.3% of revenue for the year ended August 31, 2013. The $194.4 million or 96.0% increase in operating profit in 2015 compared to 2014 and the $113.7 million or 128.0% increase in operating profit in 2014 compared to 2013 were both primarily attributed to higher margins.

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

	Years ended August 31,			2015 vs 2014			2014 vs 2013
(In thousands)	2015	2014	2013	Increase (Decrease)	% Change		Increase (Decrease)		% Change
Revenue	$371,237	$495,627	$469,222	$(124,390)	(25.1%	)	$26,405		5.6%
Cost of revenue	$334,680	$463,938	$431,501	$(129,258)	(27.9%	)	$32,437		7.5%
Margin (%)	9.8%	6.4%	8.0%	3.4%	*		(1.6%	)	*
Operating profit ($)	$27,563	$40,597	$(60,966)	$(13,034)	(32.1%	)	$101,563		*
Operating profit (%)	7.4%	8.2%	*	(0.8% )	*		*		*
*	Not meaningful

Wheels & Parts revenue was $371.2 million, $495.6 million and $469.2 million for the years ended August 31, 2015, 2014 and 2013. The $124.4 million or 25.1% decrease in revenue in 2015 compared to 2014 was primarily due to 2015 excluding repair revenue as a result of contributing our Repair business to GBW, while 2014 included $138.4 million of repair revenue. The decrease in revenue was also attributed to a decrease in scrap metal pricing. The $26.4 million or 5.6% increase in revenue in 2014 compared to 2013 was primarily the result of an 11% increase in wheel set and component volumes as a result of increased demand, and a change in wheel set and component product mix resulting in a higher average selling price. These were partially offset by an 18% decrease in repair volume primarily due to the closure of facilities as part of our previously disclosed restructuring plan to sell or close certain wheels, repair and parts facilities to enhance margins and improve capital efficiency and the contribution of our Repair operations to GBW which reduced the number of working days in which we consolidated the Repair operations during 2014 by approximately 12% compared to 2013.

Wheels & Parts cost of revenue was $334.7 million, $463.9 million and $431.5 million for the years ended August 31, 2015, 2014 and 2013. Cost of revenue decreased $129.3 million or 27.9% in 2015 compared to 2014 primarily due to 2015 excluding repair cost of revenue as a result of contributing our Repair business to GBW,

The Greenbrier Companies 2015 Annual Report	37

while 2014 included repair cost of revenue. Cost of revenue increased $32.4 million or 7.5% in 2014 compared to 2013, primarily due to an 11% increase in wheel set and component volumes as a result of increased demand and operating inefficiencies at certain of our Repair facilities. This was partially offset by a decrease of 18% in repair volumes primarily due to the closure of facilities as part of our previously disclosed restructuring plan and the contribution of our Repair operations to GBW which reduced the number of working days in which we consolidated the Repair operations during 2014 by approximately 12% compared to 2013.

Wheels & Parts margin as a percentage of revenue was 9.8% for 2015, 6.4% for 2014 and 8.0% for 2013. The 3.4% increase in margin as a percentage of revenue in 2015 compared to 2014 was primarily the result of 2015 excluding the results of our Repair operations which in the recent past have had lower margins as a percentage of revenue than the rest of the segment. In addition, the increase in margin was due to a favorable change in wheel pricing and a more favorable parts product mix. These were partially offset by the adverse effect of a decline in scrap metal pricing on wheel margins during 2015. The 1.6% decrease in margin as a percentage of revenue in 2014 compared to 2013 was primarily the result of operating inefficiencies at certain of our Repair facilities and a less favorable parts product mix.

Wheels & Parts operating profit was $27.6 million and 7.4% of revenue for the year ended August 31, 2015, operating profit was $40.6 million and 8.2% of revenue for the year ended August 31, 2014 and an operating loss was $61.0 million for the year ended August 31, 2013. The $13.0 million or 32.1% decrease in operating profit in 2015 compared to 2014 was primarily attributed to a $29.0 million pre-tax non-cash gain on contribution to joint venture in 2014. This was partially offset by repair selling and administrative expense being excluded in 2015 as a result of contributing our Repair business to GBW and an increase in margin in the current year. The $101.6 million increase in operating profit in 2014 compared to 2013 was primarily attributed to a pre-tax non-cash goodwill impairment charge of $76.9 million in 2013 and a $29.0 million pre-tax non-cash gain on contribution to joint venture in 2014.

Leasing & Services Segment

	Years ended August 31,			2015 vs 2014		2014 vs 2013
(In thousands)	2015	2014	2013	Increase (Decrease)	% Change	Increase (Decrease)		% Change
Revenue	$97,990	$83,419	$71,462	$14,571	17.5%	$11,957		16.7%
Cost of revenue	$41,831	$43,796	$35,655	$(1,965)	(4.5%)	$8,141		22.8%
Margin (%)	57.3%	47.5%	50.1%	9.8%	*	(2.6%	)	*
Operating profit ($)	$41,887	$41,055	$42,411	$832	2.0%	$(1,356)		(3.2%)
Operating profit (%)	42.7%	49.2%	59.3%	(6.5% )	*	(10.1%	)	*
*	Not meaningful

Leasing & Services revenue was $98.0 million, $83.4 million and $71.5 million for the years ended August 31, 2015, 2014 and 2013. The $14.6 million or 17.5% increase in revenue in 2015 compared to 2014 was primarily the result of a higher average volume of rent-producing leased railcars for syndication, which is classified as Leased railcars for syndication on our Consolidated Balance Sheet, held short-term. The increase in revenue was also attributed to a 29% increase in management services revenue due to the addition of new management service agreements. The $12.0 million or 16.7% increase in revenue in 2014 compared to 2013 was primarily the result of a sale of railcars we purchased from a third party. These railcars were not manufactured by our company, but rather purchased from a third party with a lease attached, with the intent to resell them. The gross proceeds from the sale of these railcars with leases attached were recorded as revenue and the cost of purchasing these railcars from a third party was recorded in cost of sales. The increase in revenue as compared to 2013 was also a result of a 44% increase in management services revenue due to the addition of new management service agreements and higher average volumes of rent-producing leased railcars for syndication. These were partially offset by a 12% decline in leasing revenue resulting from a smaller average owned lease fleet as compared to 2013.

Leasing & Services cost of revenue was $41.8 million, $43.8 million and $35.7 million for the years ended August 31, 2015, 2014 and 2013. Cost of revenue decreased $2.0 million or 4.5% in 2015 compared to 2014 primarily due to lower transportation costs and a decrease in the cost of revenue associated with purchased railcars that were sold. Cost of revenue increased $8.1 million or 22.8% in 2014 compared to 2013, primarily due

38	The Greenbrier Companies 2015 Annual Report

to a $5.9 million increase in costs associated with the sale of railcars we purchased from a third party and new management service agreements. This was partially offset by lower railcar leasing cost of revenues of $3.4 million primarily associated with a smaller average owned lease fleet as compared to 2013.

Leasing & Services margin as a percentage of revenue was 57.3% in 2015 compared to 47.5% in 2014 and 50.1% in 2013. The 9.8% increase in 2015 compared to 2014 was primarily the result of a higher average volume of rent-producing leased railcars for syndication as compared to the prior year and lower transportation costs. The 2.6% decrease in 2014 compared to 2013 was primarily the result of a lower margin sale of railcars we purchased from a third party and the $1.2 million reduction in the maintenance accrual on terminated maintenance management agreements during 2013. These were partially offset by higher average volumes of rent-producing leased railcars for syndication as compared to 2013.

Leasing & Services operating profit was $41.9 million and 42.7% of revenue for the year ended August 31, 2015, $41.1 million and 49.2% of revenue for the year ended August 31, 2014 and $42.4 million and 59.3% of revenue for the year ended August 31, 2013. The $0.8 million or 2.0% increase in operating profit in 2015 compared to 2014 was primarily attributed to a $16.5 million increase in gross margin. This was partially offset by a $12.8 million decrease in Net gain on disposition of equipment and an increase of $2.9 million in selling and administrative costs primarily associated with an increase in employee related costs. The $1.4 million or 3.2% decrease in operating profit in 2014 compared to 2013 was primarily attributed to a $4.5 million decrease in Net gain on disposition of equipment.

The percentage of owned units on lease as of August 31, 2015 was 96.6% compared to 98.2% at August 31, 2014 and 97.4% at August 31, 2013.

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

For the year ended August 31, 2015, GBW generated total revenue of $349.8 million from its 33 Repair shops. For the year ended August 31, 2015, GBW margin as a percentage of revenue was 6.2%.

To reflect our 50% share of GBW’s results, we recorded earnings of $0.8 million in Earnings from unconsolidated affiliates associated with GBW for the year ended August 31, 2015.

Selling and Administrative

	Years ended August 31,			2015 vs 2014		2014 vs 2013
(In thousands)	2015	2014	2013	Increase (Decrease)	% Change	Increase (Decrease)	% Change
Selling and Administrative	$151,791	$125,270	$103,175	$26,521	21.2%	$22,095	21.4%

Selling and administrative expense was $151.8 million, or 5.8% of revenue for the year ended August 31, 2015, $125.3 million, or 5.7% of revenue for the year ended August 31, 2014 and $103.2 million, or 5.9% of revenue, for the year ended August 31, 2013.

The $26.5 million increase in 2015 compared to 2014 was primarily attributed to a $14.6 million increase in employee-related costs including long-term and short-term incentive compensation and additional headcount based on current levels of activity, $6.2 million in professional fees and other transaction costs in the current year in connection with a potential acquisition, a $3.4 million increase in travel and entertainment expenses primarily for new business development, $2.4 million in costs in the current year associated with our advocacy of new tank car regulations and $1.9 million in legal, accounting and consulting costs in the current year associated with the previously disclosed investigation at our Concarril manufacturing facility. These were partially offset by our Repair operations being excluded from 2015. Discussions related to the potential acquisition were terminated.

The Greenbrier Companies 2015 Annual Report	39

The $22.1 million or 21.4% increase in 2014 compared to 2013 was primarily due to increased levels of activity resulting in a $16.0 million increase in employee related costs, including incentive compensation associated with increased levels of profitability. The increase was also attributed to a $5.7 million increase in legal and consulting costs primarily associated with the formation of the GBW Joint Venture and other strategic initiatives.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $1.3 million, $15.0 million and $18.1 million for the years ended August 31, 2015, 2014 and 2013. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and manage risk and liquidity.

All of the gain for the year ended August 31, 2015 of $1.3 million was realized on the disposition of leased assets. The gain for the year ended August 31, 2014 consists of $14.6 million in gains realized on the disposition of leased assets and $0.4 million on the disposition of equipment related to our restructuring plan to sell or close certain wheels, repair and parts facilities to enhance margins and improve capital efficiency. The gain for the year ended August 31, 2013 consists of $19.0 million in gains realized on the disposition of leased assets, a $0.6 million other gain and a $1.5 million loss related to the sale of certain assets from our roller bearing operation in Elizabethtown, Kentucky.

Gain on Contribution to Joint Venture

On July 18, 2014, we and Watco contributed our respective Repair operations to a newly formed entity, GBW, an unconsolidated 50/50 joint venture with Watco. As a result of the formation of GBW, we recognized a pre-tax non-cash gain of $29.0 million for the year ended August 31, 2014 which was calculated as the fair value of our 50% share in GBW, less cash and intangibles contributed to GBW and an allocation in goodwill attributed to the Repair business contributed to GBW.

Goodwill Impairment

The results of our annual goodwill impairment test during the third quarter of 2013 indicated that the carrying amount related to Wheels & Parts was in excess of fair value. As a result, a non-cash impairment loss was recorded to the extent that the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill. A non-cash impairment charge of $76.9 million ($71.8 million, net of tax) was recorded for the year ended August 31, 2013. The primary drivers of the impairment charge were lower than expected operating results and changes in forecasted future results, accompanied by a reduction in observed market multiples.

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

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

(In thousands)	Years ended August 31,		Increase (decrease)
	2015	2014
Interest and foreign exchange:
Interest and other expense	$18,975	$18,306	$669
Foreign exchange (gain) loss	(7,796)	389	(8,185)

	$11,179	$18,695	$(7,516)

40	The Greenbrier Companies 2015 Annual Report

Interest and other expense decreased $7.5 million in 2015 from 2014 primarily due to the strengthening of the US Dollar against the Mexican Peso which resulted in a $7.8 million foreign exchange gain in the current year compared to a $0.4 million foreign exchange loss in the prior year. This was partially offset by an increase of $0.7 million due to higher interest expense on increased levels of average borrowings as compared to the prior comparable period.

Interest and foreign exchange expense was composed of the following:

(In thousands)	Years ended August 31,		Increase (decrease)
	2014	2013
Interest and foreign exchange:
Interest and other expense	$18,306	$19,203	$(897)
Accretion of convertible debt discount	–	2,455	(2,455)
Foreign exchange loss	389	500	(111)

	$18,695	$22,158	$(3,463)

Interest and other expense decreased $3.5 million in 2014 from 2013 primarily due to the convertible note debt discount being fully amortized in 2013 and lower interest expense on reduced levels of average borrowings in 2014.

Income Tax

In 2015 our tax expense was $112.2 million on $375.7 million of pre-tax earnings for an effective tax rate of 29.9%. In 2014 our tax expense was $72.4 million on $220.8 million of pre-tax earnings for an effective tax rate of 32.8%. The 2014 rate would have been 29.5% had nondeductible goodwill not reduced the gain recognized on the contribution of our Repair operations to the GBW Joint Venture. In 2013 our tax expense was $25.1 million on $19.5 million of pre-tax earnings that had been reduced by a goodwill impairment charge of $76.9 million that was largely nondeductible. The 2013 rate would have been 30.4% without the impairment charge. The 2013 rate also benefited from the reversal of uncertain tax positions.

Even without regard to any changes caused by nondeductible goodwill, our tax rate can fluctuate year-to-year due to discrete items and due to changes in the mix of foreign and domestic pre-tax earnings. It can also fluctuate with changes in the proportion of pre-tax earnings attributable to our Mexican railcar manufacturing joint venture because the joint venture is predominantly treated as a partnership for tax purposes and, as a result, the partnership’s entire pre-tax earnings are included in Earnings before income taxes and Earnings from unconsolidated affiliates, whereas only our 50% share of the tax is included in Income tax expense.

Earnings from Unconsolidated Affiliates

Earnings from unconsolidated affiliates was $1.8 million, $1.4 million and $0.2 million for the years ended August 31, 2015, 2014 and 2013. Earnings from unconsolidated affiliates for the years ended August 31, 2015 and 2014 primarily included our share of after-tax earnings from our castings joint venture and our share of after-tax results from our GBW Joint Venture including eliminations associated with GBW transactions with other Greenbrier entities. Earnings from unconsolidated affiliates for the year ended August 31, 2013 primarily included the results of operations from our castings joint venture.

Net Earnings Attributable to Noncontrolling Interest

The years ended August 31, 2015, 2014 and 2013 include net earnings attributable to noncontrolling interest of $72.5 million, $37.9 million and $5.7 million which primarily represents our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The increase of $34.6 million in 2015 compared to 2014 is primarily a result of operating at higher production rates and improved efficiencies partially offset by higher intercompany activity which is eliminated in consolidation. The $32.2 million increase in 2014 compared to 2013 is primarily a result of operating at higher production rates, improved efficiencies and lower intercompany activity in 2014.

The Greenbrier Companies 2015 Annual Report	41

Liquidity and Capital Resources

	Years Ended August 31,
(In thousands)	2015	2014	2013
Net cash provided by operating activities	$192,333	$135,907	$104,592
Net cash provided by (used in) investing activities	(131,531)	(30,078)	6,159
Net cash used in financing activities	(62,824)	(17,561)	(65,732)
Effect of exchange rate changes	(9,964)	(787)	(1,155)

Net (decrease) increase in cash and cash equivalents	$(11,986)	$87,481	$43,864

We have been financed through cash generated from operations and borrowings. At August 31, 2015 cash and cash equivalents was $172.9 million, a decrease of $12.0 million from $184.9 million at the prior year end.

Cash provided by operating activities was $192.3 million, $135.9 million and $104.6 million for the years ended August 31, 2015, 2014 and 2013. The increase in 2015 compared to 2014 was primarily due to higher earnings and a change in working capital needs partially offset by an increase in leased railcars for syndication due to higher levels of production moving through our lease syndication model. The increase in 2014 compared to 2013 was primarily due to higher earnings, a change in the timing of working capital needs, the timing of sales of leased railcars for syndication as well as billings in excess of costs, which are recorded in deferred revenue, for our marine barges recorded under the percentage of completion method.

Cash provided by (used in) investing activities primarily related to capital expenditures less proceeds from the sale of assets. Cash used in investing activities was $131.5 million and $30.1 million for the years ended August 31, 2015 and 2014 compared to cash provided by investing activities of $6.2 million for the year ended August 31, 2013.

Capital expenditures totaled $106.0 million, $70.2 million and $60.8 million for the years ended August 31, 2015, 2014 and 2013. Proceeds from the sale of assets, which primarily related to sales of railcars from our lease fleet within Leasing & Services, were approximately $5.3 million, $54.2 million and $75.3 million for the years ended August 31, 2015, 2014 and 2013.

Approximately $84.4 million, $56.0 million and $37.0 million of capital expenditures for the years ended August 31, 2015, 2014 and 2013 were attributable to Manufacturing operations. Capital expenditures for Manufacturing are expected to be approximately $50.0 million in 2016 and primarily relate to maintenance and enhancements of our existing manufacturing facilities.

Approximately $12.2 million, $5.4 million and $16.3 million for the years ended August 31, 2015, 2014 and 2013 of capital expenditures were attributable to Leasing & Services operations and corporate. Leasing & Services and corporate capital expenditures for 2016 are expected to be approximately $30.0 million. Proceeds from sales of leased railcar equipment are expected to be approximately $14.0 million for 2016. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity.

Wheels & Parts capital expenditures for the years ended August 31, 2015, 2014 and 2013 were $9.4 million, $8.8 million and $7.5 million and are expected to be approximately $9.0 million in 2016 for maintenance and enhancements of our existing facilities.

Cash used in financing activities was $62.8 million, $17.6 million and $65.7 million for the years ended August 31, 2015, 2014 and 2013. The change in cash provided by financing activities in 2015 compared to 2014 was primarily attributed to a $36.4 million increase in the repurchase of stock, a $15.3 million increase in cash distributions to our joint venture partner and a $12.4 million increase in dividend payments. The change in cash provided by financing activities in 2014 compared to 2013 was primarily attributed to an increase in proceeds from debt, net of repayments and $33.6 million for the repurchase of stock in 2014.

A quarterly dividend of $0.20 per share was declared on October 29, 2015.

42	The Greenbrier Companies 2015 Annual Report

Our 3.5% convertible senior notes will mature on April 1, 2018, unless earlier repurchased by us or converted in accordance with their terms. Holders may convert at their option at any time prior to the business day immediately preceding the stated maturity date. During 2015, $110.9 million in principal of the original $230.0 million was converted into 2.9 million shares of our common stock which resulted in a principal balance of $119.1 million as of August 31, 2015. Associated debt issuance costs of $1.5 million were removed from Intangibles and other assets, net and charged against additional paid-in-capital.

In October 2013, the Board of Directors authorized our company to repurchase up to $50 million of our common stock. We completed this share repurchase program in October 2014. In October 2014, the Board of Directors authorized a new share repurchase program for our company to repurchase up to $50 million of our common stock. In January 2015, the Board of Directors authorized a $25 million increase to the October 2014 share repurchase program and in October 2015, the Board of Directors authorized an additional $100 million increase to the October 2014 repurchase program, bringing the total to $175 million. During the years ended August 31, 2015 and 2014, we repurchased a total of 1,386,993 and 764,546 shares for approximately $70.2 and $34.4 million under our share repurchase programs. As of August 31, 2015 we had $20.4 million available under the $75 million share repurchase program.

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

Senior secured credit facilities, consisting of three components, aggregated to $366.1 million as of August 31, 2015. We had an aggregate of $268.0 million available to draw down under committed credit facilities as of August 31, 2015. This amount consists of $193.8 million available on the North American credit facility, $16.1 million on the European credit facilities and $58.1 million on the Mexican joint venture credit facilities as of August 31, 2015.

As of August 31, 2015, a $290.0 million revolving line of credit secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, maturing June 2016, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 2.25% or Prime plus 1.25% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios. In October 2015, this revolving line of credit was renewed on terms similar to the existing facility and increased to $550.0 million with a new maturity date of October 2020. In addition, advances under this renewed facility bear interest at LIBOR plus 1.75% or Prime plus 0.75% depending on the type of borrowing.

As of August 31, 2015, lines of credit totaling $16.1 million secured by certain of our European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.3%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from February 2016 through June 2017.

As of August 31, 2015, our Mexican joint venture had three lines of credit totaling $60.0 million. The first line of credit provides up to $10.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture will be able to draw amounts available under this facility through June 2016. The second line of credit provides up to $30.0 million and is fully guaranteed by each of the joint venture partners, including our company. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through January 2019. The third line of credit provides up to $20.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw amounts available under this facility through August 2017.

The Greenbrier Companies 2015 Annual Report	43

As of August 31, 2015, outstanding commitments under the senior secured credit facilities consisted of $47.2 million in letters of credit and $49.0 million in revolving notes under the North American credit facility and $1.9 million outstanding in revolving notes under the Mexican joint venture credit facilities.

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

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency, we enter into foreign currency forward exchange contracts with established financial institutions to protect the margin on a portion of foreign currency sales in firm backlog. Given the strong credit standing of the counterparties, no provision has been made for credit loss due to counterparty non-performance.

As of August 31, 2015, the Mexican joint venture had $3.0 million of third party debt, of which we and our joint venture partner have each guaranteed approximately $1.5 million.

In accordance with customary business practices in Europe, we have $3.7 million in bank and third party warranty guarantee facilities as of August 31, 2015. To date no amounts have been drawn under these guarantee facilities.

On July 18, 2014, we and Watco contributed our respective Repair operations to GBW, an unconsolidated 50/50 joint venture. We made $12.5 million in cash contributions during the year ended August 31, 2014 and $3.8 million in cash contributions and $31.5 million in loans during the year ended August 31, 2015. We expect to loan additional amounts, approximately $5.0 million, during 2016. We are likely to make additional capital contributions or loans to GBW in the future. As of August 31, 2015, we had a $31.5 million note receivable balance from GBW, which included a $21.0 million account receivable which was converted into a note receivable during the fourth quarter of 2015. The original account receivable from GBW was for the initial sale of inventory to GBW. We receive $4.9 million annually from GBW in lease payments for our owned facilities and equipment leased to GBW as well as quarterly distributions of a portion of GBW’s earnings. During the year ended August 31, 2015, we received $1.3 million in quarterly distributions from GBW.

We expect existing funds and cash generated from operations, together with proceeds from financing activities including borrowings under existing credit facilities and long-term financings, to be sufficient to fund dividends, working capital needs, additional investments in GBW, planned capital expenditures and expected debt repayments during the next twelve months.

44	The Greenbrier Companies 2015 Annual Report

The following table shows our estimated future contractual cash obligations as of August 31, 2015:

	Years Ending August 31,
(In thousands)	Total	2016	2017	2018	2019	2020	Thereafter
Notes payable	$326,429	$22,460	$7,437	$126,282	$7,000	$163,250	–
Interest (1)	36,097	10,204	9,377	9,161	4,777	2,578	–
Revolving notes	50,888	50,888	–	–	–	–	–
Operating leases	14,902	3,798	2,956	2,432	2,163	1,997	1,556
Railcar leases	5,073	2,464	1,563	1,046	–	–	–
Other	204	98	42	29	31	4	–

	$433,593	$89,912	$21,375	$138,950	$13,971	$167,829	$1,556

(1)	A portion of the estimated future cash obligation relates to interest on variable rate borrowings.

Due to uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at August 31, 2015, we are unable to estimate the period of cash settlement with the respective taxing authority. Therefore, approximately $1.3 million in uncertain tax positions, including interest, have been excluded from the contractual table above. See Note 18 to the Consolidated Financial Statements for a discussion on income taxes.

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

The Greenbrier Companies 2015 Annual Report	45

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

Environmental costs - At times we may be involved in various proceedings related to environmental matters. We estimate future costs for known environmental remediation requirements and accrue for them when it is probable that we have incurred a liability and the related costs can be reasonably estimated based on currently available information. If further developments or resolution of an environmental matter result in facts and circumstances that are significantly different than the assumptions used to develop these reserves, the accrual for environmental remediation could be materially understated or overstated. Adjustments to these liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or when expenditures for which reserves are established are made. Due to the uncertain nature of environmental matters, there can be no assurance that we will not become involved in future litigation or other proceedings or, if we were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to us.

Revenue recognition - Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Railcars are generally manufactured, repaired or refurbished and wheels and parts produced under firm orders from third parties. Revenue is recognized when these products or services are completed, accepted by an unaffiliated customer and contractual contingencies removed. Certain leases are operated under car hire arrangements whereby revenue is earned based on utilization, car hire rates and terms specified in the lease agreement. Car hire revenue is reported from a third party source two months in arrears; however, such revenue is accrued in the month earned based on estimates of use from historical activity and is adjusted to actual as reported. These estimates are inherently uncertain as they involve judgment as to the estimated use of each railcar. Adjustments to actual have historically not been significant. Revenues from construction of marine barges are either recognized on the percentage of completion method during the construction period or on the completed contract method based on the terms of the contract. Under the percentage of completion method, judgment is used to determine a definitive threshold against which progress towards completion can be measured to determine timing of revenue recognition. Under the percentage of completion method, revenue is recognized based on the progress toward contract completion measured by actual costs incurred to date in relation to the estimate of total expected costs. Under the completed contract method, revenue is not recognized until the project has been fully completed.

We will periodically sell railcars with leases attached to financial investors. Revenue associated with railcars that the Company has manufactured are recognized in Manufacturing once sold. Revenue associated with railcars which were obtained from a third party and subsequently sold are recognized in Leasing & Services. In addition we will often perform management or maintenance services at market rates for these railcars. Pursuant to the guidance in Accounting Standards Codification (ASC) 840-20-40, we evaluate the terms of any remarketing agreements and any contractual provisions that represent retained risk and the level of retained risk based on those provisions. We determine whether the level of retained risk exceeds 10% of the individual fair value of the railcars with leases attached that are delivered. For any contracts with multiple elements (i.e. railcars, maintenance, management services, etc.) we allocate revenue among the deliverables primarily based upon objective and reliable evidence of the fair value of each element in the arrangement. If objective and reliable evidence of fair value of any element is not available, we will use the element’s estimated selling price for purposes of allocating the total arrangement consideration among the elements.

Impairment of long-lived assets - When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets are evaluated for impairment. If the forecast undiscounted future

46	The Greenbrier Companies 2015 Annual Report

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

New Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The Greenbrier Companies 2015 Annual Report	47

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecast foreign currency sales. At August 31, 2015, forward exchange contracts for the purchase of Polish Zloty and the sale of Euro and for the purchase of U.S. Dollars and the sale of Saudi Riyal aggregated $386.2 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At August 31, 2015, net assets of foreign subsidiaries aggregated $58.1 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $5.8 million, or 0.8% of Total equity – Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $95.6 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At August 31, 2015, 61% of our outstanding debt had fixed rates and 39% had variable rates. At August 31, 2015, a uniform 10% increase in variable interest rates would result in approximately $0.4 million of additional annual interest expense.

48	The Greenbrier Companies 2015 Annual Report

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Greenbrier Companies, Inc.:

We have audited the accompanying consolidated balance sheets of The Greenbrier Companies, Inc. and subsidiaries (the “Company”) as of August 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended August 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Greenbrier Companies, Inc. and subsidiaries as of August 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 30, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, OR

October 30, 2015

The Greenbrier Companies 2015 Annual Report	49

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

AS OF AUGUST 31,

(In thousands)	2015	2014

Assets
Cash and cash equivalents	$172,930	$184,916
Restricted cash	8,869	20,140
Accounts receivable, net	196,029	199,679
Inventories	445,535	305,656
Leased railcars for syndication	212,534	125,850
Equipment on operating leases, net	255,391	258,848
Property, plant and equipment, net	303,135	243,698
Investment in unconsolidated affiliates	87,270	69,359
Intangibles and other assets, net	65,554	65,757
Goodwill	43,265	43,265

	$1,790,512	$1,517,168

Liabilities and Equity
Revolving notes	$50,888	$13,081
Accounts payable and accrued liabilities	455,213	383,289
Deferred income taxes	60,657	81,383
Deferred revenue	33,836	20,603
Notes payable	326,429	445,091

Commitments and contingencies (Notes 21 & 22)

Equity: Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	–	–
Common stock - without par value; 50,000 shares authorized; 28,907 and 27,364 outstanding at August 31, 2015 and 2014	–	–
Additional paid-in capital	295,444	235,763
Retained earnings	458,599	282,559
Accumulated other comprehensive loss	(21,205)	(6,932)

Total equity – Greenbrier	732,838	511,390
Noncontrolling interest	130,651	62,331

Total equity	863,489	573,721

	$1,790,512	$1,517,168

The accompanying notes are an integral part of these financial statements.

50	The Greenbrier Companies 2015 Annual Report

Consolidated Statements of Operations

YEARS ENDED AUGUST 31,

(In thousands, except per share amounts)	2015	2014	2013
Revenue
Manufacturing	$2,136,051	$1,624,916	$1,215,734
Wheels & Parts	371,237	495,627	469,222
Leasing & Services	97,990	83,419	71,462

	2,605,278	2,203,962	1,756,418
Cost of revenue
Manufacturing	1,691,414	1,374,008	1,082,889
Wheels & Parts	334,680	463,938	431,501
Leasing & Services	41,831	43,796	35,655

	2,067,925	1,881,742	1,550,045
Margin	537,353	322,220	206,373
Selling and administrative	151,791	125,270	103,175
Net gain on disposition of equipment	(1,330)	(15,039)	(18,072)
Gain on contribution to joint venture	–	(29,006)	–
Goodwill impairment	–	–	76,900
Restructuring charges	–	1,475	2,719

Earnings from operations	386,892	239,520	41,651

Other costs
Interest and foreign exchange	11,179	18,695	22,158

Earnings before income tax and earnings from unconsolidated affiliates	375,713	220,825	19,493
Income tax expense	(112,160)	(72,401)	(25,060)

Earnings (loss) before earnings from unconsolidated affiliates	263,553	148,424	(5,567)
Earnings from unconsolidated affiliates	1,756	1,355	186

Net earnings (loss)	265,309	149,779	(5,381)
Net earnings attributable to noncontrolling interest	(72,477)	(37,860)	(5,667)

Net earnings (loss) attributable to Greenbrier	$192,832	$111,919	$(11,048)

Basic earnings (loss) per common share:	$6.85	$3.97	$(0.41)

Diluted earnings (loss) per common share:	$5.93	$3.44	$(0.41)

Weighted average common shares:
Basic	28,151	28,164	26,678
Diluted	33,328	34,209	26,678
Dividends declared per common share	$0.60	$0.15	$–

The accompanying notes are an integral part of these financial statements.

The Greenbrier Companies 2015 Annual Report	51

Consolidated Statements of Comprehensive Income (Loss)

YEARS ENDED AUGUST 31,

(In thousands)	2015	2014	2013
Net earnings (loss)	$265,309	$149,779	$(5,381)
Other comprehensive income (loss)
Translation adjustment	(14,009)	116	1,056
Reclassification of derivative financial instruments recognized in net earnings (loss) [1]	737	471	(561)
Unrealized loss on derivative financial instruments [2]	(1,330)	(1,019)	(399)
Other (net of tax effect)	173	10	(203)

	(14,429)	(422)	(107)

Comprehensive income (loss)	250,880	149,357	(5,488)
Comprehensive income attributable to noncontrolling interest	(72,321)	(37,866)	(5,695)

Comprehensive income (loss) attributable to Greenbrier	$178,559	$111,491	$(11,183)

[1]	Net of tax of effect of $0.6 million, $0.5 million and $0.3 million for the years ended August 31, 2015, 2014 and 2013.
[2]	Net of tax of effect of $1.0 million, $0.7 million and $0.2 million for the years ended August 31, 2015, 2014 and 2013.

The accompanying notes are an integral part of these financial statements.

52	The Greenbrier Companies 2015 Annual Report

Consolidated Statements of Equity

	Attributable to Greenbrier
(In thousands)	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2012	27,143	$252,256	$185,890	$(6,369)	$431,777	$21,868	$453,645
Net earnings (loss)	–	–	(11,048)	–	(11,048)	5,667	(5,381)
Other comprehensive income (loss), net	–	–	–	(135)	(135)	28	(107)
Noncontrolling interest adjustments	–	–	–	–	–	(2,144)	(2,144)
Investment by joint venture partner	–	–	–	–	–	3,206	3,206
Restricted stock awards (net of cancellations and expense)	27	8,913	–	–	8,913	–	8,913
Unamortized restricted stock	–	(8,921)	–	–	(8,921)	–	(8,921)
Restricted stock amortization	–	6,716	–	–	6,716	–	6,716
Excess tax benefit from restricted stock awards	–	900	–	–	900	–	900
Warrants exercised	914	–	–	–	–	–	–

Balance August 31, 2013	28,084	$259,864	$174,842	$(6,504)	$428,202	$28,625	$456,827
Net earnings	–	–	111,919	–	111,919	37,860	149,779
Other comprehensive income (loss), net	–	–	–	(428)	(428)	6	(422)
Noncontrolling interest adjustments	–	–	–	–	–	2,774	2,774
Investment by joint venture partner	–	–	–	–	–	419	419
Joint venture partner distribution declared	–	–	–	–	–	(7,353)	(7,353)
Restricted stock awards (net of cancellations and expense)	44	11,303	–	–	11,303	–	11,303
Unamortized restricted stock	–	(12,360)	–	–	(12,360)	–	(12,360)
Restricted stock amortization	–	11,285	–	–	11,285	–	11,285
Excess tax benefit from restricted stock awards	–	109	–	–	109	–	109
Cash dividends	–	–	(4,202)	–	(4,202)	–	(4,202)
Repurchase of stock	(764)	(34,438)	–	–	(34,438)	–	(34,438)

Balance August 31, 2014	27,364	$235,763	$282,559	$(6,932)	$511,390	$62,331	$573,721
Net earnings	–	–	192,832	–	192,832	72,477	265,309
Other comprehensive loss, net	–	–	–	(14,273)	(14,273)	(156)	(14,429)
Noncontrolling interest adjustments	–	–	–	–	–	17,215	17,215
Purchase of noncontrolling interest	–	–	–	–	–	(80)	(80)
Joint venture partner distribution declared	–	–	–	–	–	(21,136)	(21,136)
Restricted stock awards (net of cancellations)	(15)	22,622	–	–	22,622	–	22,622
Unamortized restricted stock	–	(24,477)	–	–	(24,477)	–	(24,477)
Restricted stock amortization	–	19,459	–	–	19,459	–	19,459
Excess tax benefit from restricted stock awards	–	2,908	–	–	2,908	–	2,908
Conversion of convertible notes, net of debt issuance costs	2,945	109,387	–	–	109,387	–	109,387
Cash dividends	–	–	(16,792)	–	(16,792)	–	(16,792)
Repurchase of stock	(1,387)	(70,218)	–	–	(70,218)	–	(70,218)

Balance August 31, 2015	28,907	$295,444	$458,599	$(21,205)	$732,838	$130,651	$863,489

The accompanying notes are an integral part of these financial statements.

The Greenbrier Companies 2015 Annual Report	53

Consolidated Statements of Cash Flows

YEARS ENDED AUGUST 31,

(In thousands)	2015	2014	2013
Cash flows from operating activities:
Net earnings (loss)	$265,309	$149,779	$(5,381)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Deferred income taxes	(20,151)	(4,687)	(9,662)
Depreciation and amortization	45,156	40,422	41,447
Net gain on disposition of equipment	(1,330)	(15,039)	(18,072)
Accretion of debt discount	–	–	2,455
Stock based compensation expense	19,459	11,285	6,302
Gain on contribution to joint venture	–	(29,006)	–
Goodwill impairment	–	–	76,900
Noncontrolling interest adjustments	17,215	2,774	(2,144)
Other	1,184	576	1,089
Decrease (increase) in assets:
Accounts receivable, net	13,652	(23,749)	(7,323)
Inventories	(143,849)	(9,675)	19,045
Leased railcars for syndication	(90,614)	(57,779)	22,881
Other	575	(4,069)	969
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	72,419	63,362	(15,429)
Deferred revenue	13,308	11,713	(8,485)

Net cash provided by operating activities	192,333	135,907	104,592

Cash flows from investing activities:
Proceeds from sales of assets	5,295	54,235	75,338
Capital expenditures	(105,989)	(70,227)	(60,827)
Decrease (increase) in restricted cash	271	(333)	(2,530)
Investment in and advances to unconsolidated affiliates	(34,453)	(13,753)	(2,240)
Other	3,345	–	(3,582)

Net cash provided by (used in) investing activities	(131,531)	(30,078)	6,159

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	49,000	–	(16,396)
Proceeds from revolving notes with maturities longer than 90 days	44,451	37,819	38,177
Repayments of revolving notes with maturities longer than 90 days	(55,644)	(72,947)	(34,966)
Proceeds from issuance of notes payable	–	200,000	2,186
Repayments of notes payable	(7,475)	(128,797)	(58,831)
Debt issuance costs	–	(382)	–
Decrease (increase) in restricted cash	11,000	(11,000)	–
Repurchase of stock	(69,950)	(33,583)	–
Dividends	(16,491)	(4,123)
Cash distribution to joint venture partner	(20,375)	(5,076)	–
Investment by joint venture partner	–	419	3,206
Excess tax benefit from restricted stock awards	2,908	109	900
Other	(248)	–	(8)

Net cash used in financing activities	(62,824)	(17,561)	(65,732)

Effect of exchange rate changes	(9,964)	(787)	(1,155)
Increase (decrease) in cash and cash equivalents	(11,986)	87,481	43,864
Cash and cash equivalents
Beginning of period	184,916	97,435	53,571

End of period	$172,930	$184,916	$97,435

Cash paid during the period for:
Interest	$15,535	$14,347	$14,964
Income taxes, net	$139,960	$69,263	$29,680
Non-cash activity
Conversion of convertible notes, net of debt issuance costs	$109,387	$–	$–
Capital expenditures accrued in Accounts payable and accrued liabilities	$8,758	$3,349	$–
Transfer of Property, plant and equipment, net to Intangibles and other assets, net	$4,045	$–	$1,856
Transfer of Leased railcars for syndication to Equipment on operating leases	$3,313	$–	$6,437
Repurchase of stock accrued in Accounts payable and accrued liabilities	$1,125	$–	$–
Dividends declared and accrued in Accounts payable and accrued liabilities	$301	$79	$–
Transfer of Inventories to Accounts receivable, net	$–	$20,986	$–
Transfer of Equipment on operating leases to Inventories	$–	$–	$17,826

The accompanying notes are an integral part of these financial statements.

54	The Greenbrier Companies 2015 Annual Report

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations

The Greenbrier Companies, Inc. and its subsidiaries currently operate in four reportable segments: Manufacturing; Wheels & Parts; Leasing & Services; and GBW Joint Venture. The segments are operationally integrated. The Manufacturing segment, operating from facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Wheels & Parts segment performs wheel and axle servicing in North America and production of a variety of parts for the railroad industry. The Leasing & Services segment owns approximately 9,300 railcars (6,300 railcars held as equipment on operating leases, 2,800 held as leased railcars for syndication and 200 held as finished goods inventory) and provides management services for approximately 260,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. The Company’s GBW Joint Venture provides Repair services through 33 shops throughout North America, 12 of which are currently tank car certified by the AAR. Greenbrier also produces rail castings and tank heads through unconsolidated joint ventures and has a 19.5% ownership stake in a railcar manufacturer in Brazil with an option to acquire an additional 40.5% ownership interest which can be exercised no later than December 30, 2017.

The Wheels & Parts segment (previously known as Wheels, Repair & Parts through 2014) included the results of operations for the Company’s Repair operations through July 18, 2014. On July 18, 2014 the Company and Watco, its joint venture partner, contributed their respective Repair operations to GBW, an unconsolidated 50/50 joint venture. After July 18, 2014, the results of GBW were included as part of Earnings (loss) from unconsolidated affiliates as the Company accounts for its interest in GBW under the equity method of accounting.

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation - The financial statements include the accounts of the Company and its subsidiaries in which it has a controlling interest. All intercompany transactions and balances are eliminated upon consolidation.

Unclassified balance sheet - The balance sheets of the Company are presented in an unclassified format as a result of significant leasing activities for which the current or non-current distinction is not relevant. In addition, the activities of the Manufacturing; Wheels & Parts; and Leasing & Services segments are so intertwined that in the opinion of management, any attempt to separate the respective balance sheet categories would not be meaningful and may lead to the development of misleading conclusions by the reader.

Foreign currency translation - Certain operations outside the U.S., primarily in Poland, prepare financial statements in currencies other than the U.S. dollar. Revenues and expenses are translated at average exchange rates for the year, while assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of equity in other comprehensive income (loss). The foreign currency translation adjustment balances were $18.7 million, $4.8 million and $4.9 million as of August 31, 2015, 2014 and 2013.

Cash and cash equivalents - Cash may temporarily be invested primarily in money market funds. All highly-liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents.

Restricted cash - Restricted cash primarily relates to amounts held in restricted accounts to support a target minimum rate of return on certain agreements and a pass through account for activity related to management services provided for certain third party customers.

The Greenbrier Companies 2015 Annual Report	55

Accounts receivable - Accounts receivable includes receivables from related parties (see Note 17 – Related Party Transactions) and is stated net of allowance for doubtful accounts of $2.4 million and $2.0 million as of August 31, 2015 and 2014.

	As of August 31,
(In thousands)	2015	2014	2013
Allowance for doubtful accounts
Balance at beginning of period	$2,033	$3,894	$3,525
Additions, net of reversals	684	604	543
Usage	(108)	(2,524)	(285)
Currency translation effect	(160)	59	111

Balance at end of period	$2,449	$2,033	$3,894

Inventories - Inventories are valued at the lower of cost or market using the first-in first-out method. Work-in-process includes material, labor and overhead.

Leased railcars for syndication - Leased railcars for syndication consist of newly-built railcars manufactured at one of the Company’s facilities or railcars purchased from a third party, which have been placed on lease to a customer and which the Company intends to sell to an investor with the lease attached. These railcars are generally anticipated to be sold within six months of delivery of the last railcar or six months from when the Company acquires the railcar from a third party and are typically not depreciated during that period as the Company does not believe any economic value of a railcar is lost in the first six months. In the event the railcars are not sold in the first six months, the railcars are either held in Leased railcars for syndication and are depreciated or are transferred to Equipment on operating leases and are depreciated. As of August 31, 2015, Leased railcars for syndication was $212.5 million compared to $125.9 million as of August 31, 2014.

Equipment on operating leases, net - Equipment on operating leases is stated net of accumulated depreciation. Depreciation to estimated salvage value is provided on the straight-line method over the estimated useful lives of up to thirty-five years. Management periodically reviews salvage value estimates based on current scrap prices and what the Company expects to receive upon disposal.

Investment in unconsolidated affiliates - Investment in unconsolidated affiliates includes the Company’s interests which are accounted for under the equity method of accounting. As of August 31, 2015 this included the Company’s 50% interest in GBW Railcar Services LLC, 33% interest in Ohio Castings Company LLC, 19.5% interest in Amsted-Maxion Hortolândia, 50% interest in GGSynergy SA de C.V., 8% interest in MUL Greenbrier LLC and a 1% interest in each of Green Union I Trust, Green Union II Trust and Green Union III Trust.

Property, plant and equipment - Property, plant and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided on the straight-line method over estimated useful lives which are as follows:

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

56	The Greenbrier Companies 2015 Annual Report

Intangible and other assets, net - Intangible assets are recorded when a portion of the purchase price of an acquisition is allocated to assets such as customer contracts and relationships and trade names. Intangible assets with finite lives are amortized using the straight line method over their estimated useful lives and primarily include long-term customer agreements which are amortized over 5 to 20 years. Other assets include loan fees and debt acquisition costs which are capitalized and amortized as interest expense over the life of the related borrowings.

Impairment of long-lived assets - When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets are evaluated for impairment. If the forecasted undiscounted future cash flows are less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to estimated realizable value is recognized in the current period. No impairment was recorded in the years ended August 31, 2015, 2014 and 2013.

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

Noncontrolling interest - The Company has a joint venture with Grupo Industrial Monclova, S.A. (GIMSA) that manufactures new railroad freight cars for the North American marketplace at GIMSA’s existing manufacturing facility located in Frontera, Mexico. Each party owns a 50% interest in the joint venture. The financial results of this operation are consolidated for financial reporting purposes as the Company maintains a controlling interest as evidenced by the right to appoint the majority of the Board of Directors, control over accounting, financing, marketing and engineering and approval and design of products. The noncontrolling interest reflected in the Company’s consolidated financial statements primarily represents the joint venture partner’s equity in this venture.

Accumulated other comprehensive loss – Accumulated other comprehensive loss, net of tax as appropriate, consisted of the following:

(In thousands)	Unrealized Loss on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2014	$(1,601)	$(4,813)	$(518)	$(6,932)
2015 activity	(593)	(13,853)[1]	173	(14,273)

Balance, August 31, 2015	$(2,194)	$(18,666)	$(345)	$(21,205)

[1]	Primarily relates to the foreign currency translation of the Company’s Zloty functional currency operations in Poland to U.S. Dollars.

The Greenbrier Companies 2015 Annual Report	57

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Operations, with presentation location, were as follows:

	Year Ended August 31,
(In thousands)	2015	2014	Financial Statement Location
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$(457)	$(741)	Revenue
Interest rate swap contracts	1,786	1,737	Interest and foreign exchange

	1,329	996	Total before tax
	(592)	(525)	Tax expense

	$737	$471	Net of tax

Revenue recognition - Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Railcars are generally manufactured, repaired or refurbished under firm orders from third parties. Revenue is recognized when new, used, refurbished or repaired railcars are completed, accepted by an unaffiliated customer and contractual contingencies removed. Marine revenues are either recognized on the percentage of completion method during the construction period or on the completed contract method based on the terms of the contract. Under the percentage of completion method, revenue is recognized based on the progress toward contract completion measured by actual costs incurred to date in relation to the estimate of total expected costs. Under the completed contract method, revenue is not recognized until the project has been fully completed. Cash payments received prior to meeting revenue recognition criteria are accounted for in Deferred revenue. Operating lease revenue is recognized as earned under the lease terms. Certain leases are operated under car hire arrangements whereby revenue is earned based on utilization, car hire rates and terms specified in the lease agreement.

The Company sells railcars with leases attached to financial investors. Revenue associated with railcars that the Company has manufactured are recognized in Manufacturing once sold. Revenue associated with railcars which were obtained from a third party and subsequently sold are recognized in Leasing & Services. In addition the Company will often perform management or maintenance services at market rates for these railcars. The Company evaluates the terms of any remarketing agreements and any contractual provisions that represent retained risk and the level of retained risk based on those provisions. The Company applies a 10% threshold to determine whether the level of retained risk exceeds 10% of the individual fair value of the rail cars delivered. For any contracts with multiple elements (i.e. railcars, maintenance, management services, etc) the Company allocates revenue among the deliverables primarily based upon objective and reliable evidence of the fair value of each element in the arrangement. If objective and reliable evidence of fair value of any element is not available, the company will use its estimated selling price for purposes of allocating the total arrangement consideration among the elements.

Interest and foreign exchange - Includes foreign exchange transaction gains and losses, amortization of loan fee expense, accretion of debt discounts and external interest expense.

	Years ended August 31,
(In thousands)	2015	2014	2013
Interest and foreign exchange:
Interest and other expense	$18,975	$18,306	$19,203
Accretion of convertible debt discount	–	–	2,455
Foreign exchange (gain) loss	(7,796)	389	500

	$11,179	$18,695	$22,158

Research and development - Research and development costs are expensed as incurred. Research and development costs incurred for new product development during the years ended August 31, 2015, 2014 and 2013 were $2.5 million, $3.6 million and $2.0 million.

58	The Greenbrier Companies 2015 Annual Report

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

Net earnings per share - Basic earnings per common share (EPS) excludes the potential dilution that would occur if additional shares were issued upon conversion of bonds. Restricted share grants are treated as outstanding when issued and restricted stock units are not treated as outstanding when issued. Restricted share grants and restricted stock units are included in weighted average basic common shares outstanding when calculating EPS when the Company is in a net earnings position.

Diluted EPS is calculated using the more dilutive of two approaches. The first approach includes the dilutive effect, using the treasury stock method, associated with shares underlying the 2026 Convertible notes and restricted stock units that are subject to performance criteria, for which actual levels of performance above target have been achieved. The second approach supplements the first by including the “if converted” effect of the 2018 Convertible notes. Under the “if converted method”, debt issuance and interest costs, both net of tax, associated with the convertible notes are added back to net earnings and the share count is increased by the shares underlying the convertible notes. The 2026 Convertible notes would only be included in the calculation of both approaches if the average stock price is greater than the initial conversion price using the treasury stock method.

Stock-based compensation - The value, at the date of grant, of stock awarded under restricted share grants and restricted stock unit grants is amortized as compensation expense over the vesting period of one to three years or to the recipients eligible retirement date. Compensation expense recognized related to restricted stock for the years ended August 31, 2015, 2014 and 2013 was $19.5 million, $11.3 million and $6.3 million and was recorded in Selling and administrative on the Consolidated Statements of Operations.

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

Prospective accounting changes – In May 2014, the Financial Accounting Standards Board (FASB) and International Accounting Standards Board (IASB) jointly issued a converged standard on the recognition of revenue from contracts with customers. The issued guidance converges the criteria for reporting revenue, as well as requiring disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from these contracts. Companies can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The FASB issued a one year deferral and the new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company plans to adopt this guidance beginning September 1, 2018. The Company is evaluating the impact of this standard as well as its method of adoption on its consolidated financial statements and disclosures.

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

The Greenbrier Companies 2015 Annual Report	59

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

Note 3 - Gain on Contribution to Joint Venture

On July 18, 2014 the Company and Watco contributed its respective Repair operations to a newly formed entity, GBW, a 50/50 unconsolidated joint venture. The Company accounts for its interest in GBW under the equity method of accounting.

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

Note 4 - Restructuring

During 2013, the Company implemented a restructuring plan to sell or close certain wheels, repair and parts facilities to enhance margins and improve capital efficiency and completed the restructuring plan during 2014. Restructuring charges related to this plan totaled $1.5 million and $2.7 million for the years ended August 31, 2014 and 2013 and were included in the Consolidated Statement of Operations. All of the restructuring charges for the years ended August 31, 2014 and 2013 and the restructuring reserve related to the Company’s wheels, repair and parts operations.

(In thousands)	Accrual at August 31, 2013	Charged to Expense	Paid or Settled	Accrual at August 31, 2014
Employee termination costs	$1,409	$1,290	$2,699	$–
Other costs	299	185	484	–

Balance, August 31, 2014	$1,708	$1,475	$3,183	$–

(In thousands)	Accrual at August 31, 2012	Charged to Expense	Paid or Settled	Accrual at August 31, 2013
Employee termination costs	$–	$1,610	$201	$1,409
Contract termination costs	–	50	50	–
Other costs	–	1,059	760	299

Balance, August 31, 2013	$–	$2,719	$1,011	$1,708

Note 5 - Inventories

	As of August 31,
(In thousands)	2015	2014
Manufacturing supplies and raw materials	$311,880	$235,903
Work-in-process	75,032	48,853
Finished goods	61,302	23,766
Excess and obsolete adjustment	(2,679)	(2,866)

	$445,535	$305,656

60	The Greenbrier Companies 2015 Annual Report

	As of August 31,
(In thousands)	2015	2014	2013
Excess and obsolete adjustment
Balance at beginning of period	$2,866	$4,228	$5,132
Charge to cost of revenue	2,564	1,945	2,661
Disposition of inventory	(2,434)	(3,307)	(3,614)
Currency translation effect	(317)	–	49

Balance at end of period	$2,679	$2,866	$4,228

Note 6 - Equipment on Operating Leases, net

Equipment on operating leases is reported net of accumulated depreciation of $96.6 million and $93.9 million as of August 31, 2015 and 2014. Depreciation expense was $9.4 million, $9.8 million and $12.0 million as of August 31, 2015, 2014 and 2013. In addition, certain railcar equipment leased-in by the Company on operating leases (see Note 21 Lease Commitments) is subleased to customers under non-cancelable operating leases. Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases are as follows:

(In thousands)
Year ending August 31,
2016	$26,074
2017	21,411
2018	13,664
2019	8,239
2020	3,508
Thereafter	1,043

$73,939

Certain equipment is also operated under daily, monthly or car hire utilization arrangements. Associated revenue amounted to $20.2 million, $24.8 million and $24.3 million for the years ended August 31, 2015, 2014 and 2013.

Note 7 - Property, Plant and Equipment, net

	As of August 31,
(In thousands)	2015	2014
Land and improvements	$46,849	$38,356
Machinery and equipment	283,032	242,911
Buildings and improvements	130,577	118,795
Construction in progress	63,518	58,164
Other	41,252	38,636

	565,228	496,862
Accumulated depreciation	(262,093)	(253,164)

	$303,135	$243,698

Depreciation expense was $31.4 million, $25.8 million and $25.1 million as of August 31, 2015, 2014 and 2013.

Note 8 - Goodwill

The Company’s goodwill balance of $43.3 million as of August 31, 2015 and 2014 related to our Wheels & Parts segment. The gross goodwill balance before accumulated goodwill impairment losses and other reductions was $195.8 million as of August 31, 2015. The total accumulated goodwill impairment losses were $128.2 million and other reductions of $24.3 million as of August 31, 2015.

The Greenbrier Companies 2015 Annual Report	61

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

The Company completed its annual goodwill impairment test during the third quarter of 2015 and concluded that goodwill was not impaired.

In July 2014, the Company and Watco formed GBW, a 50/50 joint venture. The Company contributed cash at closing and other assets to GBW. As a result, the Company reduced goodwill by $14.2 million during the year ended August 31, 2014, which relates to goodwill associated with the Company’s Repair operations contributed to GBW.

The Company completed its annual goodwill impairment test during the third quarter of 2013 and a pre-tax non-cash impairment charge of $76.9 million was recorded for the year ended August 31, 2013, related to the Wheels & Parts segment, as the carrying amount exceeded the implied fair value of goodwill.

Note 9 - Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

	As of August 31,
(In thousands)	2015	2014
Intangible assets subject to amortization:
Customer relationships	$65,023	$65,023
Accumulated amortization	(33,828)	(30,282)
Other intangibles	3,422	3,699
Accumulated amortization	(3,121)	(3,156)

	31,496	35,284

Intangible assets not subject to amortization	912	912
Prepaid and other assets	13,111	11,347
Nonqualified savings plan investments	11,815	10,223
Debt issuance costs, net	3,823	7,602
Assets held for sale	4,397	389

	$65,554	$65,757

Amortization expense for the years ended August 31, 2015, 2014 and 2013 was $3.7 million, $4.5 million and $4.3 million. Amortization expense for the years ending August 31, 2016, 2017, 2018, 2019 and 2020 is expected to be $3.6 million, $3.5 million, $3.4 million, $3.4 million and $3.4 million.

62	The Greenbrier Companies 2015 Annual Report

Note 10 - Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $366.1 million as of August 31, 2015.

As of August 31, 2015, a $290.0 million revolving line of credit, maturing June 2016, secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 2.25% or Prime plus 1.25% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios. In October 2015, this revolving line of credit was renewed on terms similar to the existing facility and increased to $550.0 million with a new maturity date of October 2020. In addition, advances under this renewed facility bear interest at LIBOR plus 1.75% or Prime plus 0.75% depending on the type of borrowing.

As of August 31, 2015, lines of credit totaling $16.1 million secured by certain of the Company’s European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.3%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from February 2016 through June 2017.

As of August 31, 2015, the Company’s Mexican joint venture has three lines of credit totaling $60.0 million. The first line of credit provides up to $10.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture will be able to draw amounts available under this facility through June 2016. The second line of credit provides up to $30.0 million and is fully guaranteed by each of the joint venture partners, including the Company. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through January 2019. The third line of credit provides up to $20.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw amounts available under this facility through August 2017.

As of August 31, 2015, outstanding commitments under the senior secured credit facilities consisted of $47.2 million in letters of credit and $49.0 million in revolving notes under the North American credit facility and $1.9 million outstanding in revolving notes under the Mexican joint venture credit facilities.

As of August 31, 2014, outstanding borrowings under the senior secured credit facilities consisted of $9.6 million in letters of credit under the North American credit facility and $13.1 million outstanding in revolving notes under the Mexican joint venture credit facilities.

Note 11 - Accounts Payable and Accrued Liabilities

	As of August 31,
(In thousands)	2015	2014
Trade payables	$263,665	$204,744
Accrued payroll and related liabilities	70,836	64,959
Other accrued liabilities	64,584	66,421
Income taxes payable	22,465	19,709
Accrued maintenance	18,642	14,329
Accrued warranty	11,512	9,340
Other	3,509	3,787

	$455,213	$383,289

The Greenbrier Companies 2015 Annual Report	63

Note 12 - Maintenance and Warranty Accruals

	As of August 31,
(In thousands)	2015	2014	2013
Accrued maintenance
Balance at beginning of period	$14,329	$11,420	$11,475
Charged to cost of revenue	13,622	11,423	9,003
Payments	(9,309)	(8,514)	(9,058)

Balance at end of period	$18,642	$14,329	$11,420

Accrued warranty
Balance at beginning of period	$9,340	$12,128	$9,221
Charged to cost of revenue	7,206	2,205	6,157
Payments	(4,703)	(5,122)	(3,315)
Currency translation effect	(331)	129	65

Balance at end of period	$11,512	$9,340	$12,128

Note 13 - Notes Payable

	As of August 31,
(In thousands)	2015	2014
Convertible senior notes, due 2018	$119,063	$230,000
Convertible senior notes, due 2026	14,851	14,856
Term loans	192,515	199,985
Other notes payable	–	250

	$326,429	$445,091

Convertible senior notes, due 2018, bear interest at a fixed rate of 3.5%, paid semi-annually in arrears on April 1st and October 1st. The convertible notes will mature on April 1, 2018, unless earlier repurchased by the Company or converted in accordance with their terms. Holders may convert at their option at any time prior to the business day immediately preceding the stated maturity date. The convertible notes are senior unsecured obligations and rank equally with other senior unsecured debt. The convertible notes are convertible into shares of the Company’s common stock, at an initial conversion rate of 26.2838 shares per $1,000 principal amount of the notes (which is equal to an initial conversion price of $38.05 per share). The initial conversion rate and conversion price are subject to adjustment upon the occurrence of certain events, such as distributions, dividends or stock splits. There were $7.9 million in original debt issuance costs, included in Intangibles and other assets on the Consolidated Balance Sheets, which are being amortized using the effective interest method. The amortization expense is being included in Interest and foreign exchange on the Consolidated Statements of Operations. During 2015, $110.9 million in principal of the original $230.0 million was converted into 2.9 million shares of the Company’s common stock which resulted in a principal balance of $119.1 million as of August 31, 2015. Associated debt issuance costs of $1.5 million were removed from Intangibles and other assets, net and charged against additional paid in capital.

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

64	The Greenbrier Companies 2015 Annual Report

amount of the notes (which is equal to an initial conversion price of $48.05 per share). The initial conversion rate and conversion price are subject to adjustment upon the occurrence of certain events, such as distributions, dividends or stock splits. The value of the equity component was $14.9 million as of August 31, 2015 and 2014. The debt discount associated with the convertible senior notes was fully accreted using the effective interest rate method through May 2013 and the accretion expense was included in Interest and foreign exchange on the Consolidated Statements of Operations. The pre-tax accretion of the debt discount was $2.5 million for the years ended August 31, 2013.

Term loans are primarily composed of:

•

In March 2014, the Company refinanced approximately $125 million of existing senior term debt, due in March 2014 and May 2015, secured by a pool of leased railcars with new 6-year $200 million senior term debt also secured by a pool of leased railcars and cash. The new debt bears a floating interest rate of LIBOR plus 1.75% with principal of $1.75 million paid quarterly in arrears and a balloon payment of $159.8 million due at maturity. An interest rate swap agreement was entered into on 50% of the initial balance to swap the floating interest rate of LIBOR plus 1.75% to a fixed rate of 3.7375%. The principal balance as of August 31, 2015 was $191.3 million.

•	Other term loans with an aggregate balance of $1.3 million as of August 31, 2015 and maturity dates ranging from November 2015 to February 2018.

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

Principal payments on the notes payable are expected as follows:

(In thousands)
Year ending August 31,
2016(1)	$22,460
2017	7,437
2018(2)	126,282
2019	7,000
2020	163,250
Thereafter	–

$326,429

(1)	The repayment of the $14.9 million of Convertible senior notes due 2026 is assumed to occur in 2016, which is the next date holders can require the Company to repurchase all or a portion of the notes.
(2)	The repayment of the $119.1 million of Convertible senior notes due 2018 is assumed to occur at the scheduled maturity in 2018 instead of assuming an earlier conversion by the holders.

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

At August 31, 2015 exchange rates, forward exchange contracts for the purchase of Polish Zloty and the sale of Euro and for the purchase of US Dollars and the sale of Saudi Riyal aggregated $386.2 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when

The Greenbrier Companies 2015 Annual Report	65

there is a loss, or as Accounts receivable, net when there is a gain. As the contracts mature at various dates through September 2018, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the current year’s results of operations in Interest and foreign exchange.

At August 31, 2015, an interest rate swap agreement maturing in March 2020 had a notional amount of $95.6 million. The fair value of the contract is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At August 31, 2015 interest rates, approximately $1.7 million would be reclassified to interest expense in the next 12 months.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		August 31,			August 31,
		2015	2014		2015	2014
(In thousands)	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$1,820	$129	Accounts payable and accrued liabilities	$737	$704
Interest rate swap contracts	Other assets	–	–	Accounts payable and accrued liabilities	2,393	1,286

		$1,820	$129		$3,130	$1,990

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable	$93	$71	Accounts payable and accrued liabilities	$76	$5

The Effect of Derivative Instruments on the Statement of Operations

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivative	Gain (loss) recognized in income on derivative Years ended August 31,
		2015	2014
Foreign forward exchange contract	Interest and foreign exchange	$(366)	$87
Interest rate swap contracts	Interest and foreign exchange	60	17

		$(306)	$104

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) Years ended August 31,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income (effective portion) Years ended August 31,		Location of gain (loss) in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain recognized on derivative (ineffective portion and amount excluded from effectiveness testing) Years ended August 31,
	2015	2014		2015	2014		2015	2014
Foreign forward exchange contracts	$457	$108	Revenue	$457	$741	Revenue	$2,843	$1,029
Interest rate swap contracts	(2,936)	(1,790)	Interest and foreign exchange	(1,786)	(1,737)	Interest and foreign exchange	–	–

	$(2,479)	$(1,682)		$(1,329)	$(996)		$2,843	$1,029

66	The Greenbrier Companies 2015 Annual Report

Note 15 – Equity

In January 2011, the stockholders approved the 2010 Amended and Restated Stock Incentive Plan (formerly known as the 2005 Stock Incentive Plan as amended). This plan provides for the grant of incentive stock options, non-statutory stock options, restricted shares, restricted stock units and stock appreciation rights. There are no stock options or stock appreciation rights outstanding as of August 31, 2015. The Company currently grants restricted shares and restricted stock units. Restricted share grants are considered outstanding shares of common stock at the time they are issued. The holders of unvested restricted shares are entitled to voting rights and participation in dividends. The dividends are not forfeitable if the awards are later forfeited prior to vesting. The Company began granting restricted stock units during the year ended August 31, 2013. Shares associated with restricted stock unit awards are not considered legally outstanding shares of common stock until vested. Restricted stock unit awards, including performance-based awards, are entitled to participate in dividends and these awards are considered participating securities and are considered outstanding for earnings per share purposes when the effect is dilutive.

In January 2013, the stockholders approved an amendment to the 2010 Amended and Restated Stock Incentive Plan to increase the total number of shares reserved for issuance by 1,500,000 shares. As a result, the maximum aggregate number of the Company’s common shares authorized for issuance is 4,325,000. On August 31, 2015 there were 905,139 shares available for grant compared to 1,144,143 and 1,384,997 shares available for grant as of the years ended August 31, 2014 and 2013.

During the years ended August 31, 2015, 2014 and 2013, the Company awarded restricted share and restricted stock unit grants totaling 402,196, 269,665 and 387,986 shares which include performance-based grants. As of August 31, 2015, there were a total of 472,142 shares associated with unvested performance-based grants. The actual number of shares that will vest associated with performance-based grants will vary depending on the Company’s performance. Approximately 472,142 additional shares may be granted if performance-based restricted share and restricted stock unit awards vest at stretch levels of performance. These additional shares are associated with restricted share and restricted stock unit awards granted during the years ended August 31, 2015, 2014 and 2013. The fair value of awards granted was $24.6 million, $13.1 million and $9.2 million for the years ended August 31, 2015, 2014 and 2013.

The value, at the date of grant, of stock awarded under restricted share grants and restricted stock unit grants is amortized as compensation expense over the lesser of the vesting period of one to three years or to the recipients eligible retirement date. Compensation expense recognized related to restricted share grants and restricted stock unit grants for the years ended August 31, 2015, 2014 and 2013 was $19.5 million, $11.3 million and $6.3 million and was recorded in Selling and administrative on the Consolidated Statements of Operations. Unamortized compensation cost related to restricted stock grants was $18.6 million as of August 31, 2015.

The unvested restricted share and restricted stock unit grants were 815,496 and 816,090 as of August 31, 2015 and 2014. The following table summarizes restricted share and restricted stock unit grant transactions for shares, both vested and unvested, under the 2010 Amended and Restated Stock Incentive Plan:

Shares
Balance at August 31, 2012 (1)	2,565,350
Granted	387,986
Forfeited	(13,333)

Balance at August 31, 2013 (1)	2,940,003
Granted	269,665
Forfeited	(28,811)

Balance at August 31, 2014 (1)	3,180,857
Granted	402,196
Forfeited	(163,192)

Balance at August 31, 2015 (1)	3,419,861

(1)	Balance represents cumulative grants net of forfeitures.

The Greenbrier Companies 2015 Annual Report	67

Share Repurchase Program

In October 2013, the Board of Directors authorized the Company to repurchase up to $50 million of the Company’s common stock. The Company completed this share repurchase program in October 2014. In October 2014, the Board of Directors authorized a new share repurchase program for the Company to repurchase up to an additional $50 million of the Company’s common stock. In January 2015, the Board of Directors authorized a $25 million increase to the October 2014 share repurchase program and in October 2015, the Board of Directors authorized an additional $100 million increase to the October 2014 repurchase program, bringing the total to $175 million. The share repurchase program expiration was extended from June 30, 2016 to January 1, 2018, but may be modified, suspended or discontinued at any time without prior notice. Under the share repurchase programs, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The share repurchase programs do not obligate the Company to acquire any specific number of shares in any period.

During the year ended August 31, 2015 and August 31, 2014, the Company repurchased a total of 1,386,993 shares for approximately $70.2 million and 764,546 shares for approximately $34.4 million, respectively, under these share repurchase programs. As of August 31, 2015 the Company had $20.4 million available under the $75 million share repurchase program.

Note 16 - Earnings (Loss) per Share

The shares used in the computation of the Company’s basic and diluted earnings (loss) per common share are reconciled as follows:

	Years ended August 31,
(In thousands)	2015	2014	2013
Weighted average basic common shares outstanding (1)	28,151	28,164	26,678
Dilutive effect of 2018 Convertible notes (2)	5,130	6,045	–
Dilutive effect of 2026 Convertible notes (3)	2	–	–
Dilutive effect of performance based restricted stock units (4)	45	–	–

Weighted average diluted common shares outstanding	33,328	34,209	26,678

(1)

Restricted stock grants and restricted stock units, including some grants subject to certain performance criteria through target levels of performance, are included in weighted average basic common shares outstanding when the Company is in a net earnings position. Weighted average basic common shares outstanding exclude 0.9 million shares of unvested restricted stock and restricted stock units for the year ended August 31, 2013 as they are anti-dilutive due to a net loss. No restricted stock or restricted stock units were anti-dilutive for the years ended August 31, 2015 and 2014.

(2)

The dilutive effect of the 2018 Convertible notes was included for the years ended August, 2015 and 2014 as they were considered dilutive under the “if converted” method as further discussed below. The dilutive effect of the 2018 Convertible notes was excluded for the year ended August 31, 2013 due to a net loss.

(3)

The dilutive effect of the 2026 Convertible notes was included for the year ended August 31, 2015 as the average stock price was greater than $48.05, as further described below. The effect of the 2026 Convertible notes was excluded for the years ended August 31, 2014 and 2013 as the average stock price was less than $48.05 and therefore was considered anti-dilutive.

(4)

Restricted stock units that are subject to performance criteria, for which actual levels of performance above target have been achieved, are included in weighted average diluted common shares outstanding when the Company is in a net earnings position.

Dilutive EPS for the years ended August 31, 2015 and 2014 was calculated using the more dilutive of two approaches.

The first approach includes the dilutive effect, using the treasury stock method, associated with shares underlying the 2026 Convertible notes and performance based restricted stock units that are subject to performance criteria, for which actual levels of performance above target have been achieved. The second approach supplements the first by including the “if converted” effect of the 2018 Convertible notes issued in March 2011. Under the “if converted” method, debt issuance and interest costs, both net of tax, associated with the convertible notes are added back to net earnings and the share count is increased by the shares underlying the convertible notes. The 2026 Convertible notes are included in the calculation of both approaches using the treasury stock method when the average stock price is greater than the conversion price of $48.05.

68	The Greenbrier Companies 2015 Annual Report

	Years ended August 31,
	2015	2014
Net earnings attributable to Greenbrier	$192,832	$111,919
Add back:
Interest and debt issuance costs on the 2018 Convertible notes, net of tax	4,818	5,664

Earnings before interest and debt issuance costs on convertible notes	$197,650	$117,583

Weighted average diluted common shares outstanding	33,328	34,209
Diluted earnings per share (1)	$5.93	$3.44
(1)	Diluted earnings per share was calculated as follows:

Earnings	before interest and debt issuance costs on convertible notes
Weighted	average diluted common shares outstanding

Note 17 - Related Party Transactions

In July 2014, the Company and Watco completed the formation of GBW, an unconsolidated 50/50 joint venture. The Company accounts for its interest in GBW under the equity method of accounting. The Company leases real and personal property to GBW with lease revenue totaling $4.9 million and $0.6 million for the years ended August 31, 2015 and 2014, respectively. The Company sold wheel sets and components to GBW which totaled $25.4 million and $1.3 million for the years ended August 31, 2015 and 2014, respectively. GBW provided Repair services to the Company which totaled $2.4 million and $0.1 million for the years ended August 31, 2015 and 2014, respectively. As of August 31, 2015, the Company had a $31.5 million note receivable balance from GBW, which included a $21.0 million account receivable which was converted into a note receivable during the fourth quarter of 2015. The original account receivable from GBW was for the initial sale of inventory to GBW.

In April 2010, WLR–Greenbrier Rail Inc. (WLR-GBX) was formed and acquired a lease fleet of nearly 4,000 railcars valued at approximately $256.0 million. WLR-GBX is wholly owned by affiliates of WL Ross & Co, LLC (WL Ross) and a member of the Company’s board of directors, Wendy Teramoto, is also an affiliate of WL Ross. The Company performed certain management and advisory services until September 2015 and in exchange received management and other fee income tied to the performance of WLR-GBX. The Company also paid certain incidental fees and agreed to indemnify WLR-GBX and its affiliates against certain liabilities in connection with such advisory services. Under the management agreement the Company received $0.9 million in fees for each of the years ended August 31, 2015, 2014 and 2013. The Company also leased approximately 400 railcars from the WLR-GBX lease fleet. The Company paid $2.9 million, $3.3 million and $3.2 million in lease expense for the years ended August 31, 2015, 2014 and 2013, respectively. In September 2015, the Company purchased the entire remaining WLR-GBX lease fleet of 3,885 railcars for fair value and such transaction was approved by the Company’s disinterested, independent directors. The Company intends to sell the railcars and underlying attached leases to third parties in the short-term and therefore has classified these railcars as Leased railcars for syndication on the Company’s Consolidated Balance Sheet. The Company and WL Ross have agreed that the Company will receive a preferred return on the proceeds of the sale of the portfolio, after which it will share a portion of the profits with WL Ross up to certain defined levels.

William Furman, Chairman of the Board, President and Chief Executive Officer of the Company, also serves as director of Schnitzer Steel Industries, Inc. (Schnitzer). In the normal course of business, the Company sells scrap metal to Schnitzer. During the years ended August 31, 2015, 2014 and 2013, the Company sold scrap metal to Schnitzer totaling $3.5 million, $3.0 million and $8.0 million, respectively.

Mr. Furman is the owner of a private aircraft managed by a private independent management company. From time to time, the Company’s business requires charter use of privately-owned aircraft. In such instances, it is possible that charters may be placed on Mr. Furman’s aircraft. The Company placed charters on Mr. Furman’s aircraft aggregating $0.5 million, $0.5 million and $0.2 million for each of the years ended August 31, 2015, 2014 and 2013, respectively.

The Greenbrier Companies 2015 Annual Report	69

Note 18 - Income Taxes

Components of income tax expense of continuing operations were as follows:

	Years ended August 31,
(In thousands)	2015	2014	2013
Current
Federal	$92,525	$49,795	$20,162
State	6,349	3,791	2,491
Foreign	32,748	23,229	11,465

	131,622	76,815	34,118
Deferred
Federal	(13,565)	(79)	(6,597)
State	(1,112)	(1,142)	(2,357)
Foreign	(4,423)	(3,148)	(134)

	(19,100)	(4,369)	(9,088)

Change in valuation allowance	(362)	(45)	30

Income Tax Expense	$112,160	$72,401	$25,060

Income tax expense is computed at rates different from statutory rates. The reconciliation between effective and statutory tax rates on operations is as follows:

	Years ended August 31,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.0	1.3	(1.2)
Impact of foreign operations	(0.5)	(0.8)	(19.1)
Change in valuation allowance related to deferred tax asset	(0.1)	–	1.3
Change in income tax reserve for uncertain tax positions	–	–	(7.1)
Noncontrolling interest in flow-through entity	(5.7)	(5.3)	(1.2)
Permanent differences and other	0.2	0.7	1.9
Non-deductible goodwill	–	1.9	119.0

Effective Tax Rate	29.9%	32.8%	128.6%

70	The Greenbrier Companies 2015 Annual Report

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities were as follows:

	As of August 31,
(In thousands)	2015	2014
Deferred tax assets:
Contract placement	$1,828	$1,938
Maintenance and warranty accruals	11,037	8,254
Accrued payroll and related liabilities	21,083	12,737
Deferred revenue	7,575	4,496
Inventories and other	9,612	10,709
Derivative instruments and translation adjustment	858	413
Investment and asset tax credits	776	1,388
Net operating losses	689	1,695

	53,458	41,630
Deferred tax liabilities:
Fixed assets	87,031	94,424
Investment in GBW Joint Venture	16,356	16,497
Original issue discount	4,036	3,481
Intangibles	3,030	2,719
Deferred gain on redemption of debt	2,611	3,511
Other	357	1,056

	113,421	121,688

Valuation allowance	694	1,325

Net deferred tax liability	$60,657	$81,383

As of August 31, 2015 the Company had $2.5 million of state net operating loss (NOL) carryforwards that will begin to expire in 2020, $0.7 million of state credit carryforwards that will begin to expire in 2021, and $4.1 million of foreign NOL carryforwards that will begin to expire in 2016. The Company has placed valuation allowances against any deferred tax assets for which no benefit is anticipated, including those for loss and credit carryforwards likely to expire before their expiration dates. The net decrease in the total valuation allowance was approximately $0.6 million for the year ended August 31, 2015. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized. During the current year the Company also realized excess tax benefits of $2.9 million from the vesting of restricted stock awards.

No provision has been made for U.S. income taxes on approximately $115.9 million of cumulative undistributed earnings of certain foreign subsidiaries because the Company plans to reinvest these earnings indefinitely in operations outside the U.S. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in foreign subsidiaries.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

(In thousands)	2015	2014	2013
Unrecognized Tax Benefit – Opening Balance	$1,268	$1,289	$3,720
Gross increases – tax positions in prior period	18	18	511
Gross decreases – tax positions in prior period	–	–	(2,942)
Settlements	–	–	–
Lapse of statute of limitations	(11)	(39)	–

Unrecognized Tax Benefit – Ending Balance	$1,275	$1,268	$1,289

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Company is no longer subject to U.S. Federal examination for fiscal years ending before 2012, to state and local examinations before 2011, or to foreign examinations before 2009.

The Greenbrier Companies 2015 Annual Report	71

Unrecognized tax benefits, excluding interest, at August 31, 2015 were $1.0 million of which $0.7 million, if recognized, would affect the effective tax rate. The unrecognized tax benefits at August 31, 2014 were $1.0 million. Accrued interest on reserves for uncertain tax positions as of August 31, 2015 and 2014 were $0.3 million and $0.2 million, respectively. The Company recorded annual interest benefits of less than $0.1 million for changes in the reserves during each of the years ended August 31, 2015 and 2014. The Company had not accrued any penalties on the reserves. Interest and penalties related to income taxes are not classified as a component of income tax expense. Benefits from the realization of unrecognized tax benefits for deductible differences attributable to ordinary operations will be recognized as a reduction of income tax expense. The Company does not anticipate a significant decrease in the reserves for uncertain tax positions during the next twelve months.

Note 19 - Segment Information

Through July 18, 2014, Greenbrier operated in three reportable segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. On July 18, 2014, the Company completed the formation of GBW, an unconsolidated 50/50 joint venture with Watco which became the Company’s fourth reportable segment (GBW Joint Venture) upon formation. The Wheels & Parts segment (previously known as Wheels, Repair & Parts through 2014) included the results of operations for its Repair operations through July 18, 2014. After July 18, 2014, the results of GBW were included as part of Earnings from unconsolidated affiliates as the Company accounts for its interest in GBW under the equity method of accounting. Certain assets including real property, personal property, accounts receivable and accounts payable were not contributed or sold to GBW and remained as part of the Wheels & Parts segment.

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

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

For the year ended August 31, 2015:

	Revenue			Earnings (loss) from operations
	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$2,136,051	$7,534	$2,143,585	$396,921	$795	$397,716
Wheels & Parts	371,237	27,257	398,494	27,563	2,629	30,192
Leasing & Services	97,990	62,600	160,590	41,887	62,600	104,487
Eliminations	–	(97,391)	(97,391)	–	(66,024)	(66,024)
Corporate	–	–	–	(79,479)	–	(79,479)

	$2,605,278	$–	$2,605,278	$386,892	$–	$386,892

For the year ended August 31, 2014:

	Revenue			Earnings (loss) from operations
	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,624,916	$790	$1,625,706	$202,555	$61	$202,616
Wheels & Parts	495,627	11,833	507,460	40,597	442	41,039
Leasing & Services	83,419	25,973	109,392	41,055	25,973	67,028
Eliminations	–	(38,596)	(38,596)	–	(26,476)	(26,476)
Corporate	–	–	–	(44,687)	–	(44,687)

	$2,203,962	$–	$2,203,962	$239,520	$–	$239,520

72	The Greenbrier Companies 2015 Annual Report

For the year ended August 31, 2013:

	Revenue			Earnings (loss) from operations
	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,215,734	$7,244	$1,222,978	$88,822	$(30)	$88,792
Wheels & Parts	469,222	14,958	484,180	(60,966)	(291)	(61,257)
Leasing & Services	71,462	18,740	90,202	42,411	18,737	61,148
Eliminations	–	(40,942)	(40,942)	–	(18,416)	(18,416)
Corporate	–	–	–	(28,616)	–	(28,616)

	$1,756,418	$–	$1,756,418	$41,651	$–	$41,651

	Years ended August 31,
(In thousands)	2015	2014	2013
Assets:
Manufacturing	$675,409	$521,711	$401,630
Wheels & Parts	291,798	298,009	318,483
Leasing & Services	549,073	436,075	463,381
Unallocated	274,232	261,373	106,247

	$1,790,512	$1,517,168	$1,289,741

Depreciation and amortization:
Manufacturing	$20,668	$15,341	$13,469
Wheels & Parts	11,748	12,582	12,843
Leasing & Services	12,740	12,499	15,135

	$45,156	$40,422	$41,447

Capital expenditures:
Manufacturing	$84,354	$55,979	$37,017
Wheels & Parts	9,381	8,774	7,492
Leasing & Services	12,254	5,474	16,318

	$105,989	$70,227	$60,827

The following table summarizes selected geographic information.

	Years ended August 31,
(In thousands)	2015	2014	2013
Revenue (1):
U.S.	$2,404,266	$1,998,579	$1,544,775
Foreign	201,012	205,383	211,643

	$2,605,278	$2,203,962	$1,756,418

Identifiable assets:
U.S.	$1,184,811	$1,115,473	$865,294
Canada	–	–	756
Mexico	524,724	321,391	348,144
Europe	80,977	80,304	75,547

	$1,790,512	$1,517,168	$1,289,741

(1)	Revenue is presented on the basis of geographic location of customers.

The Greenbrier Companies 2015 Annual Report	73

Reconciliation of earnings from operations to earnings before income tax and earnings (loss) from unconsolidated affiliates:

	Years ended August 31,
(In thousands)	2015	2014	2013
Earnings from operations	$386,892	$239,520	$41,651
Interest and foreign exchange	11,179	18,695	22,158

Earnings before income tax and earnings from unconsolidated affiliates	$375,713	$220,825	$19,493

The results of operations for the GBW Joint Venture are accounted for under the equity method of accounting. The GBW Joint Venture is the Company’s fourth reportable segment and information for 2014 and 2015 are included in the tables below. Information for the year ended August 31, 2014 below includes activity for GBW from July 18, 2014 to August 31, 2014.

	Years ended August 31,
(In thousands)	2015	2014
GBW Joint Venture:
Revenue	$349,849	$38,549
Earnings (loss) from operations	$(1,160)	$702
Assets (1)	$239,871	$210,631
Depreciation and amortization	$4,590	$470
Capital expenditures	$26,396	$1,255
(1)	Includes goodwill and intangible assets of $96.9 million and $100.2 million as of August 31, 2015 and 2014.

Note 20 - Customer Concentration

Customer concentration is defined as a single customer that accounts for more than 10% of total revenues or accounts receivable. In 2015, revenue from one customer represented 17% of total revenue. In 2014, revenue from two customers represented 24% and 17% of total revenue, respectively. In 2013, revenue from two customers represented 17% and 10% of total revenue, respectively. No other customers accounted for more than 10% of total revenues for the years ended August 31, 2015, 2014, or 2013. Two customers had balances that individually equaled or exceeded 10% of accounts receivable and represented 28% and 12% of the consolidated accounts receivable balance at August 31, 2015. Two customers had balances that individually equaled or exceeded 10% of accounts receivable and represented 19% and 12% of the consolidated accounts receivable balance at August 31, 2014.

Note 21 - Lease Commitments

Lease expense for railcar equipment leased-in under non-cancelable leases was $6.3 million, $6.8 million and $6.7 million for the years ended August 31, 2015, 2014 and 2013. Aggregate minimum future amounts payable under these non-cancelable railcar equipment leases are as follows:

(In thousands)
Year ending August 31,
2016	$2,464
2017	1,563
2018	1,046
2019	–
2020	–
Thereafter	–

$5,073

74	The Greenbrier Companies 2015 Annual Report

Operating leases for domestic railcar repair facilities, office space and certain manufacturing and office equipment expire at various dates through May 2022. Rental expense for facilities, office space and equipment was $9.3 million, $12.3 million and $13.1 million for the years ended August 31, 2015, 2014 and 2013. Aggregate minimum future amounts payable under these non-cancelable operating leases are as follows:

(In thousands)
Year ending August 31,
2016	$3,798
2017	2,956
2018	2,432
2019	2,163
2020	1,997
Thereafter	1,556

$14,902

Note 22 - Commitments and Contingencies

The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The Company has entered into a Voluntary Cleanup Agreement with the Oregon Department of Environmental Quality (DEQ) in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances into the environment.

In December 2000, the U.S. Environmental Protection Agency (EPA) classified portions of the Willamette River bed known as the Portland Harbor, including the portion fronting the Company’s manufacturing facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). The Company and more than 140 other parties, have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company (the Lower Willamette Group or LWG), have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The EPA-mandated RI/FS is being conducted by the LWG and has cost over $110 million during a 14-year period. The Company has agreed to initially bear a percentage of the total costs incurred by the LWG in connection with the investigation. The Company’s aggregate expenditure has not been material during the 14-year period. Some or all of any such outlay may be recoverable from other responsible parties. The EPA expects the investigation to continue until 2017.

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

A draft of the remedial investigation study was submitted to the EPA on October 27, 2009. The draft feasibility study was submitted to the EPA on March 30, 2012. That draft feasibility study evaluates several alternative cleanup approaches. The approaches submitted would take from 2 to 28 years with costs ranging from $169 million to $1.8 billion for cleanup of the entire Portland Harbor Site, depending primarily on the selected remedial action levels. The draft feasibility study suggests costs ranging from $9 million to $163 million for cleanup of the area of the Willamette River adjacent to the Company’s Portland, Oregon manufacturing facility,

The Greenbrier Companies 2015 Annual Report	75

depending primarily on the selected remedial action level. In August 2015, the EPA released its own draft feasibility study that suggests a significantly higher range of site-wide costs (from $790 million to $2.4 billion) and clean-up durations ranging from 4 to 18 years. The EPA study does not break those costs down by sub-area.

Neither draft feasibility study addresses responsibility for the costs of clean-up or allocates such costs among the potentially responsible parties, or defines precise boundaries for the cleanup. Responsibility for funding and implementing the EPA’s selected cleanup will be determined after the issuance of the Record of Decision, currently scheduled by the EPA for 2017. Based on the investigation to date, the Company believes that it did not contribute in any material way to contamination in the river sediments or the damage of natural resources in the Portland Harbor Site and that the damage in the area of the Portland Harbor Site adjacent to its property precedes its ownership of the Portland, Oregon manufacturing facility. Because these environmental investigations are still underway, sufficient information is currently not available to determine the Company’s liability, if any, for the cost of any required remediation or restoration of the Portland Harbor Site or to estimate a range of potential loss. Based on the results of the pending investigations and future assessments of natural resource damages, the Company may be required to incur costs associated with additional phases of investigation or remedial action, and may be liable for damages to natural resources. In addition, the Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways in Portland, Oregon, on the Willamette River, and the river’s classification as a Superfund site could result in some limitations on future dredging and launch activities. Any of these matters could adversely affect the Company’s business and Consolidated Financial Statements, or the value of its Portland property.

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

In accordance with customary business practices in Europe, the Company has $3.7 million in third party warranty guarantee facilities. To date no amounts have been drawn under these guarantee facilities.

As of August 31, 2015, the Mexican joint venture had $3.0 million of third party debt outstanding, for which the Company and its joint venture partner had each guaranteed approximately $1.5 million.

As of August 31, 2015, the Company had outstanding letters of credit aggregating $47.2 million associated with performance guarantees, facility leases and workers compensation insurance.

On July 18, 2014, the Company and Watco contributed their respective Repair operations to GBW, an unconsolidated 50/50 joint venture. The Company made $12.5 million in cash contributions during the year ended August 31, 2014 and $3.8 million in cash contributions and $31.5 million in loans during the year ended August 31, 2015. The Company expects to loan additional amounts, approximately $5.0 million, during 2016. The Company is likely to make additional capital contributions or loans to GBW in the future. As of August 31, 2015, the Company had a $31.5 million note receivable balance from GBW, which included a $21.0 million account receivable which was converted into a note receivable during the fourth quarter of 2015. The original account receivable from GBW was for the initial sale of inventory to GBW. The Company receives $4.9 million annually from GBW in lease payments for the Company’s owned and leased facilities and equipment leased to GBW as well as quarterly distributions of a portion of GBW’s earnings. During the year ended August 31, 2015, the Company received $1.3 million in quarterly distributions from GBW.

76	The Greenbrier Companies 2015 Annual Report

Note 23 - Fair Value of Financial Instruments

The estimated fair values of financial instruments and the methods and assumptions used to estimate such fair values are as follows:

(In thousands)	Carrying Amount	Estimated Fair Value
Notes payable as of August 31, 2015	$326,429	$345,350
Notes payable as of August 31, 2014	$445,091	$654,458

The carrying amount of cash and cash equivalents, accounts and notes receivable, revolving notes, accounts payable and accrued liabilities, foreign currency forward contracts and interest rate swaps is a reasonable estimate of fair value of these financial instruments. Estimated rates currently available to the Company for debt with similar terms and remaining maturities and current market data are used to estimate the fair value of notes payable.

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

Level 1 -	observable inputs such as unadjusted quoted prices in active markets for identical instruments;
Level 2 -	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and
Level 3 -	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2015 are:

(In thousands)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$1,913	$–	$1,913	$–
Nonqualified savings plan investments	11,815	11,815	–	–
Cash equivalents	5,071	5,071	–	–

	$18,799	$16,886	$1,913	$–

Liabilities:
Derivative financial instruments	$3,206	$–	$3,206	$–

(1)	Level 2 assets include derivative financial instruments which are valued based on significant observable inputs. See Note 14 Derivative Instruments for further discussion.

Assets or liabilities measured at fair value on a nonrecurring basis as of August 31, 2015 are:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Goodwill	$43,265	$–	$–	$43,265

The Greenbrier Companies 2015 Annual Report	77

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2014 are:

(In thousands)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$200	$–	$200	$–
Nonqualified savings plan investments	10,223	10,223	–	–
Cash equivalents	35,036	35,036	–	–

	$45,459	$45,259	$200	$–

Liabilities:
Derivative financial instruments	$1,995	$–	$1,995	$–

(2)	Level 2 assets include derivative financial instruments which are valued based on significant observable inputs. See Note 14 Derivative Instruments for further discussion.

Assets or liabilities measured at fair value on a nonrecurring basis as of August 31, 2014 are:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Goodwill	$43,265	$–	$–	$43,265

Note 25 - Guarantor/Non Guarantor

The convertible senior notes due 2026 (the “Notes”) issued on May 22, 2006 are fully and unconditionally and jointly and severally guaranteed by substantially all of Greenbrier’s material 100% owned U.S. subsidiaries: Autostack Company LLC; Greenbrier-Concarril, LLC; Greenbrier Leasing Company LLC; Greenbrier Leasing Limited Partner, LLC; Greenbrier Management Services, LLC; Greenbrier Leasing, L.P.; Greenbrier Railcar LLC; Gunderson LLC; Gunderson Marine LLC; Gunderson Rail Services LLC; Meridian Rail Holding Corp.; Meridian Rail Acquisition Corp.; Meridian Rail Mexico City Corp.; Brandon Railroad LLC; Gunderson Specialty Products, LLC; Greenbrier Railcar Leasing, Inc. and Greenbrier Rail Services Holdings, LLC. No other subsidiaries guarantee the Notes including Greenbrier Union Holdings I LLC; Greenbrier MUL Holdings I LLC; Greenbrier Leasing Limited; Greenbrier Europe B.V.; Greenbrier Europe Holdings B.V.; Greenbrier International Holdings II, LLC; Greenbrier Germany GmbH; WagonySwidnica S.A.; Zaklad Naprawczy Taboru Kolejowego Olawa sp. z o.o.; Zaklad Transportu Kolejowego SIARKOPOL sp. z o.o.; Gunderson-Concarril, S.A. de C.V.; Mexico Meridianrail Services, S.A. de C.V.; Greenbrier Railcar Services – Tierra Blanca S.A. de C.V.; YSD Doors, S.A. de C.V.; Greenbrier do Brasil Participações Ltda; Greenbrier Tank Components, LLC; Gunderson-GIMSA S.A. de C.V.; Greenbrier; S.A. de C.V.; Greenbrier Industries, S.A. de C.V. and Greenbrier-GIMSA, LLC.

The following represents the supplemental consolidating condensed financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of August 31, 2015 and 2014 and for the years ended August 31, 2015, 2014 and 2013. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

78	The Greenbrier Companies 2015 Annual Report

The Greenbrier Companies, Inc.

Condensed Consolidating Balance Sheet

As of August 31, 2015

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$53,535	$119	$119,276	$–	$172,930
Restricted cash	–	1,966	6,903	–	8,869
Accounts receivable, net	49,471	535,916	24,415	(413,773)	196,029
Inventories	–	191,625	257,619	(3,709)	445,535
Leased railcars for syndication	–	228,646	–	(16,112)	212,534
Equipment on operating leases, net	–	255,130	2,901	(2,640)	255,391
Property, plant and equipment, net	8,402	102,738	191,995	–	303,135
Investment in unconsolidated affiliates	1,209,698	169,659	21,369	(1,313,456)	87,270
Intangibles and other assets, net	15,895	46,387	14,235	(10,963)	65,554
Goodwill	–	43,265	–	–	43,265

	$1,337,001	$1,575,451	$638,713	$(1,760,653)	$1,790,512

Liabilities and Equity
Revolving notes	$49,000	$–	$1,888	$–	$50,888
Accounts payable and accrued liabilities	421,249	282,662	208,538	(457,236)	455,213
Deferred income taxes	–	72,326	–	(11,669)	60,657
Deferred revenue	–	33,792	–	44	33,836
Notes payable	133,914	191,422	1,093	–	326,429
Total equity – Greenbrier	732,838	995,249	296,852	(1,292,101)	732,838
Noncontrolling interest	–	–	130,342	309	130,651

Total equity	732,838	995,249	427,194	(1,291,792)	863,489

	$1,337,001	$1,575,451	$638,713	$(1,760,653)	$1,790,512

The Greenbrier Companies 2015 Annual Report	79

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the year ended August 31, 2015

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$1,641	$1,199,771	$1,810,001	$(875,362)	$2,136,051
Wheels & Parts	–	376,135	–	(4,898)	371,237
Leasing & Services	(717)	98,292	1	414	97,990

	924	1,674,198	1,810,002	(879,846)	2,605,278
Cost of revenue
Manufacturing	–	995,332	1,535,309	(839,227)	1,691,414
Wheels & Parts	–	339,657	–	(4,977)	334,680
Leasing & Services	–	41,926	–	(95)	41,831

	–	1,376,915	1,535,309	(844,299)	2,067,925
Margin	924	297,283	274,693	(35,547)	537,353
Selling and administrative	72,686	37,379	42,624	(898)	151,791
Net gain on disposition of equipment	–	(1,043)	(283)	(4)	(1,330)

Earnings (loss) from operations	(71,762)	260,947	232,352	(34,645)	386,892
Other costs
Interest and foreign exchange	11,786	6,826	(7,433)	–	11,179

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(83,548)	254,121	239,785	(34,645)	375,713
Income tax (expense) benefit	(4,697)	(86,757)	(31,299)	10,593	(112,160)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(88,245)	167,364	208,486	(24,052)	263,553
Earnings (loss) from unconsolidated affiliates	281,077	27,013	59	(306,393)	1,756

Net earnings (loss)	192,832	194,377	208,545	(330,445)	265,309
Net (earnings) loss attributable to noncontrolling interest	–	–	(89,692)	17,215	(72,477)

Net earnings (loss) attributable to Greenbrier	$192,832	$194,377	$118,853	$(313,230)	$192,832

80	The Greenbrier Companies 2015 Annual Report

The Greenbrier Companies, Inc.

Consolidating Statement of Comprehensive Income (Loss)

For the year ended August 31, 2015

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$192,832	$194,377	$208,545	$(330,445)	$265,309
Other comprehensive income (loss)
Translation adjustment	(1,527)	–	(12,482)	–	(14,009)
Reclassification of derivative financial instruments recognized in net earnings (loss)	–	1,107	(370)	–	737
Unrealized gain (loss) on derivative financial instruments	6	(1,825)	489	–	(1,330)
Other (net of tax effect)	–	–	173	–	173

	(1,521)	(718)	(12,190)	–	(14,429)

Comprehensive income (loss)	191,311	193,659	196,355	(330,445)	250,880
Comprehensive (income) loss attributable to noncontrolling interest	–	–	(89,536)	17,215	(72,321)

Comprehensive income (loss) attributable to Greenbrier	$191,311	$193,659	$106,819	$(313,230)	$178,559

The Greenbrier Companies 2015 Annual Report	81

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the year ended August 31, 2015

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$192,832	$194,377	$208,545	$(330,445)	$265,309
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(12,694)	(8,163)	706	–	(20,151)
Depreciation and amortization	2,098	26,771	16,382	(95)	45,156
Net gain on disposition of equipment	–	(1,043)	(283)	(4)	(1,330)
Stock based compensation expense	19,459	–	–	–	19,459
Noncontrolling interest adjustments	–	–	–	17,215	17,215
Other	43	196	945	–	1,184
Decrease (increase) in assets:
Accounts receivable, net	(48,847)	24,283	24,026	14,190	13,652
Inventories	–	(78,507)	(68,956)	3,614	(143,849)
Leased railcars for syndication	–	(103,772)	–	13,158	(90,614)
Other	22,478	(691)	(19,430)	(1,782)	575
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	41,138	60,761	25,399	(54,879)	72,419
Deferred revenue	(122)	13,842	(412)	–	13,308

Net cash provided by (used in) operating activities	216,385	128,054	186,922	(339,028)	192,333

Cash flows from investing activities:
Proceeds from sales of assets	–	4,959	336	–	5,295
Capital expenditures	(4,323)	(24,836)	(77,228)	398	(105,989)
Increase in restricted cash	–	272	(1)	–	271
Investment in and net advances to unconsolidated affiliates	(346,168)	(25,388)	–	337,103	(34,453)
Other	1,345	2,000	–	–	3,345

Net cash provided by (used in) investing activities	(349,146)	(42,993)	(76,893)	337,501	(131,531)

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	49,000	–	–	–	49,000
Proceeds from revolving notes with maturities longer than 90 days	–	–	44,451	–	44,451
Repayment of revolving notes with maturities longer than 90 days	–	–	(55,644)	–	(55,644)
Repayments of notes payable	(5)	(7,033)	(437)	–	(7,475)
Decrease in restricted cash	–	11,000	–	–	11,000
Intercompany advances	72,857	(85,925)	13,068	–	–
Repurchase of stock	(69,950)	–	–	–	(69,950)
Dividends	(16,491)	–	–	–	(16,491)
Cash distribution to joint venture partner	–	–	(20,375)		(20,375)
Excess tax benefit from restricted stock awards	2,908	–	–	–	2,908
Other	(248)	–	–		(248)

Net cash provided by (used in) financing activities	38,071	(81,958)	(18,937)	–	(62,824)

Effect of exchange rate changes	(1,522)	(3,096)	(6,873)	1,527	(9,964)
Increase (decrease) in cash and cash equivalents	(96,212)	7	84,219	–	(11,986)
Cash and cash equivalents
Beginning of period	149,747	112	35,057	–	184,916

End of period	$53,535	$119	$119,276	$–	$172,930

82	The Greenbrier Companies 2015 Annual Report

The Greenbrier Companies, Inc.

Condensed Consolidating Balance Sheet

As of August 31, 2014

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$149,747	$112	$35,057	$–	$184,916
Restricted cash	–	13,238	6,902	–	20,140
Accounts receivable, net	626	474,409	62,421	(337,777)	199,679
Inventories	–	113,117	192,634	(95)	305,656
Leased railcars for syndication	–	128,965	–	(3,115)	125,850
Equipment on operating leases, net	–	257,415	3,613	(2,180)	258,848
Property, plant and equipment, net	6,220	102,972	134,506	–	243,698
Investment in unconsolidated affiliates	910,732	143,768	3,961	(989,102)	69,359
Intangibles and other assets, net	17,031	45,013	14,221	(10,508)	65,757
Goodwill	–	43,265	–	–	43,265

	$1,084,356	$1,322,274	$453,315	$(1,342,777)	$1,517,168

Liabilities and Equity
Revolving notes	$–	$–	$13,081	$–	$13,081
Accounts payable and accrued liabilities	315,879	221,863	185,335	(339,788)	383,289
Deferred income taxes	12,109	80,489	–	(11,215)	81,383
Deferred revenue	122	19,950	487	44	20,603
Notes payable	244,856	198,705	1,530	–	445,091
Total equity – Greenbrier	511,390	801,267	190,861	(992,128)	511,390
Noncontrolling interest	–	–	62,021	310	62,331

Total equity	511,390	801,267	252,882	(991,818)	573,721

	$1,084,356	$1,322,274	$453,315	$(1,342,777)	$1,517,168

The Greenbrier Companies 2015 Annual Report	83

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the year ended August 31, 2014

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$–	$887,252	$1,419,143	$(681,479)	$1,624,916
Wheels & Parts	–	502,210	–	(6,583)	495,627
Leasing & Services	1,256	81,546	2	615	83,419

	1,256	1,471,008	1,419,145	(687,447)	2,203,962
Cost of revenue
Manufacturing	–	792,267	1,257,953	(676,212)	1,374,008
Wheels & Parts	–	470,521	–	(6,583)	463,938
Leasing & Services	–	43,878	–	(82)	43,796

	–	1,306,666	1,257,953	(682,877)	1,881,742
Margin	1,256	164,342	161,192	(4,570)	322,220
Selling and administrative	45,621	41,001	38,063	585	125,270
Net gain on disposition of equipment	–	(13,905)	(820)	(314)	(15,039)
Gain on contribution to joint venture	–	(29,006)	–	–	(29,006)
Restructuring charges	–	1,475	–	–	1,475

Earnings (loss) from operations	(44,365)	164,777	123,949	(4,841)	239,520
Other costs
Interest and foreign exchange	11,654	4,774	2,267	–	18,695

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(56,019)	160,003	121,682	(4,841)	220,825
Income tax (expense) benefit	7,563	(55,382)	(26,170)	1,588	(72,401)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(48,456)	104,621	95,512	(3,253)	148,424
Earnings (loss) from unconsolidated affiliates	160,375	18,739	166	(177,925)	1,355

Net earnings (loss)	111,919	123,360	95,678	(181,178)	149,779
Net (earnings) loss attributable to noncontrolling interest	–	–	(40,634)	2,774	(37,860)

Net earnings (loss) attributable to Greenbrier	$111,919	$123,360	$55,044	$(178,404)	$111,919

84	The Greenbrier Companies 2015 Annual Report

The Greenbrier Companies, Inc.

Consolidating Statement of Comprehensive Income (Loss)

For the year ended August 31, 2014

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$111,919	$123,360	$95,678	$(181,178)	$149,779
Other comprehensive income (loss)
Translation adjustment	–	–	116	–	116
Reclassification of derivative financial instruments recognized in net earnings (loss)	–	1,071	(600)	–	471
Unrealized gain (loss) on derivative financial instruments	–	(1,105)	86	–	(1,019)
Other (net of tax effect)	–	–	10	–	10

	–	(34)	(388)	–	(422)

Comprehensive income (loss)	111,919	123,326	95,290	(181,178)	149,357
Comprehensive (income) loss attributable to noncontrolling interest	–	–	(40,640)	2,774	(37,866)

Comprehensive income (loss) attributable to Greenbrier	$111,919	$123,326	$54,650	$(178,404)	$111,491

The Greenbrier Companies 2015 Annual Report	85

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the year ended August 31, 2014

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$111,919	$123,360	$95,678	$(181,178)	$149,779
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	4,016	(6,121)	(2,582)	–	(4,687)
Depreciation and amortization	1,875	27,259	11,370	(82)	40,422
Net gain on disposition of equipment	–	(13,905)	(820)	(314)	(15,039)
Stock based compensation expense	11,285	–	–	–	11,285
Gain on contribution to joint venture	–	(29,006)	–	–	(29,006)
Noncontrolling interest adjustments	–	–	–	2,774	2,774
Other	–	388	189	(1)	576
Decrease (increase) in assets:
Accounts receivable, net	36,996	(11,493)	(11,679)	(37,573)	(23,749)
Inventories	–	16,920	(26,595)	–	(9,675)
Leased railcars for syndication	–	(60,547)	–	2,768	(57,779)
Other	(935)	53,889	(4,424)	(52,599)	(4,069)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(44,631)	45,953	26,483	35,557	63,362
Deferred revenue	(33)	11,355	389	2	11,713

Net cash provided by (used in) operating activities	120,492	158,052	88,009	(230,646)	135,907

Cash flows from investing activities:
Proceeds from sales of assets	–	53,229	1,006	–	54,235
Capital expenditures	(4,125)	(16,636)	(49,470)	4	(70,227)
Increase in restricted cash	–	(331)	(2)	–	(333)
Investment in and net advances to unconsolidated affiliates	(169,584)	(73,558)	(1,253)	230,642	(13,753)

Net cash provided by (used in) investing activities	(173,709)	(37,296)	(49,719)	230,646	(30,078)

Cash flows from financing activities:
Proceeds from revolving notes with maturities longer than 90 days	–	–	37,819	–	37,819
Repayment of revolving notes with maturities longer than 90 days	–	–	(72,947)	–	(72,947)
Proceeds from issuance of notes payable	–	200,000	–	–	200,000
Repayments of notes payable	–	(128,157)	(640)	–	(128,797)
Debt issuance costs	–	(382)	–	–	(382)
Increase in restricted cash	–	(11,000)	–	–	(11,000)
Intercompany advances	177,395	(181,161)	3,766	–	–
Repurchase of stock	(33,583)	–	–	–	(33,583)
Dividends	(4,123)	–	–	–	(4,123)
Cash distribution to joint venture partner	–	–	(5,076)		(5,076)
Investment by joint venture partner			419		419
Excess tax benefit from restricted stock awards	109	–	–	–	109

Net cash provided by (used in) financing activities	139,798	(120,700)	(36,659)	–	(17,561)

Effect of exchange rate changes	(7)	31	(811)	–	(787)
Increase in cash and cash equivalents	86,574	87	820	–	87,481
Cash and cash equivalents
Beginning of period	63,173	25	34,237	–	97,435

End of period	$149,747	$112	$35,057	$–	$184,916

86	The Greenbrier Companies 2015 Annual Report

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Operations

For the year ended August 31, 2013

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$–	$666,171	$1,001,017	$(451,454)	$1,215,734
Wheels & Parts	–	480,849	–	(11,627)	469,222
Leasing & Services	806	70,672	1	(17)	71,462

	806	1,217,692	1,001,018	(463,098)	1,756,418
Cost of revenue
Manufacturing	–	610,379	928,461	(455,951)	1,082,889
Wheels & Parts	–	443,337	–	(11,836)	431,501
Leasing & Services	–	35,754	–	(99)	35,655

	–	1,089,470	928,461	(467,886)	1,550,045
Margin	806	128,222	72,557	4,788	206,373
Selling and administrative	38,636	30,937	33,602	–	103,175
Net gain on disposition of equipment	–	(16,238)	(1,276)	(558)	(18,072)
Goodwill impairment	–	76,900	–	–	76,900
Restructuring charges	–	2,719	–	–	2,719

Earnings (loss) from operations	(37,830)	33,904	40,231	5,346	41,651
Other costs
Interest and foreign exchange	15,358	3,901	3,100	(201)	22,158

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(53,188)	30,003	37,131	5,547	19,493
Income tax (expense) benefit	21,367	(36,202)	(9,067)	(1,158)	(25,060)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(31,821)	(6,199)	28,064	4,389	(5,567)
Earnings (loss) from unconsolidated affiliates	20,773	11,532	45	(32,164)	186

Net earnings (loss)	(11,048)	5,333	28,109	(27,775)	(5,381)
Net (earnings) loss attributable to noncontrolling interest	–	–	(3,946)	(1,721)	(5,667)

Net earnings (loss) attributable to Greenbrier	$(11,048)	$5,333	$24,163	$(29,496)	$(11,048)

The Greenbrier Companies 2015 Annual Report	87

The Greenbrier Companies, Inc.

Consolidating Statement of Comprehensive Income (Loss)

For the year ended August 31, 2013

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$(11,048)	$5,333	$28,109	$(27,775)	$(5,381)
Other comprehensive income (loss)
Translation adjustment	–	(34)	1,090	–	1,056
Reclassification of derivative financial instruments recognized in net earnings (loss)	–	1,197	(1,758)	–	(561)
Unrealized loss on derivative financial instruments	–	(202)	(197)	–	(399)
Other (net of tax effect)	–	–	(203)	–	(203)

	–	961	(1,068)	–	(107)

Comprehensive income (loss)	(11,048)	6,294	27,041	(27,775)	(5,488)
Comprehensive (income) loss attributable to noncontrolling interest	–	–	(3,974)	(1,721)	(5,695)

Comprehensive income (loss) attributable to Greenbrier	$(11,048)	$6,294	$23,067	$(29,496)	$(11,183)

88	The Greenbrier Companies 2015 Annual Report

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the year ended August 31, 2013

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(11,048)	$5,333	$28,109	$(27,775)	$(5,381)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(1,005)	(9,983)	(611)	1,937	(9,662)
Depreciation and amortization	2,124	29,688	9,734	(99)	41,447
Net gain on disposition of equipment	–	(16,238)	(1,276)	(558)	(18,072)
Accretion of debt discount	2,455	–	–	–	2,455
Stock based compensation expense	6,196	106	–	–	6,302
Goodwill impairment	–	76,900	–	–	76,900
Noncontrolling interest adjustments	–	–	–	(2,144)	(2,144)
Other	–	1,160	(70)	(1)	1,089
Decrease (increase) in assets:
Accounts receivable, net	15,704	(360)	(6,140)	(16,527)	(7,323)
Inventories	–	4,975	14,280	(210)	19,045
Leased railcars for syndication	–	25,325	–	(2,444)	22,881
Other	272	416	28,400	(28,119)	969
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(626)	(27,742)	(3,200)	16,139	(15,429)
Deferred revenue	(154)	(7,505)	(836)	10	(8,485)

Net cash provided by (used in) operating activities	13,918	82,075	68,390	(59,791)	104,592

Cash flows from investing activities:
Proceeds from sales of assets	–	74,545	793	–	75,338
Capital expenditures	(515)	(28,586)	(32,017)	291	(60,827)
Decrease (increase) in restricted cash	–	139	(2,669)	–	(2,530)
Investment in and advances to unconsolidated affiliates	(28,175)	(31,325)	(2,240)	59,500	(2,240)
Other	–	–	(3,582)	–	(3,582)

Net cash provided by (used in) investing activities	(28,690)	14,773	(39,715)	59,791	6,159

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	–	–	(16,396)	–	(16,396)
Proceeds from revolving notes with maturities longer than 90 days	–	–	38,177	–	38,177
Repayment of revolving notes with maturities longer than 90 days	–	–	(34,966)	–	(34,966)
Intercompany advances	95,598	(93,991)	(1,607)	–	–
Proceeds from issuance of notes payable	–	–	2,186	–	2,186
Repayments of notes payable	(52,868)	(4,090)	(1,873)	–	(58,831)
Investment by joint venture partner	–	–	3,206	–	3,206
Excess tax benefit from restricted stock awards	900	–	–	–	900
Other	(8)	–	–	–	(8)

Net cash provided by (used in) financing activities	43,622	(98,081)	(11,273)	–	(65,732)

Effect of exchange rate changes	–	964	(2,119)	–	(1,155)
Increase (decrease) in cash and cash equivalents	28,850	(269)	15,283	–	43,864
Cash and cash equivalents
Beginning of period	34,323	294	18,954	–	53,571

End of period	$63,173	$25	$34,237	$–	$97,435

The Greenbrier Companies 2015 Annual Report	89

Note 26 - Subsequent Events

In April 2010, WLR – Greenbrier Rail Inc. (WLR-GBX) was formed and acquired a lease fleet of nearly 4,000 railcars valued at approximately $256.0 million. WLR-GBX is wholly owned by affiliates of WL Ross & Co, LLC (WL Ross), and a member of the Company’s board of directors, Wendy Teramoto, is also an affiliate of WL Ross. The Company performed certain management and advisory services until September 2015, and in exchange received management and other fee income tied to the performance of WLR-GBX. In September 2015, the Company purchased the entire remaining WLR-GBX lease fleet of 3,885 railcars for fair value and such transaction was approved by the Company’s disinterested, independent directors. The Company intends to sell the railcars and underlying attached leases to third parties in the short-term and therefore has classified these railcars as Leased railcars for syndication on the Company’s Consolidated Balance Sheet. The Company and WL Ross have agreed that the Company will receive a preferred return on the proceeds of the sale of the portfolio, after which it will share a portion of the profits with WL Ross up to certain defined levels.

As of August 31, 2015, a $290.0 million revolving line of credit, maturing June 2016, secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 2.25% or Prime plus 1.25% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios. In October 2015, this revolving line of credit was renewed on terms similar to the existing facility and increased to $550.0 million with a new maturity date of October 2020. In addition, advances under this renewed facility bear interest at LIBOR plus 1.75% or Prime plus 0.75% depending on the type of borrowing.

90	The Greenbrier Companies 2015 Annual Report

Quarterly Results of Operations (Unaudited)

(In thousands, except per share amount)	First	Second	Third	Fourth	Total
2015
Revenue
Manufacturing	$379,949	$505,241	$593,376	$657,485	$2,136,051
Wheels & Parts	86,624	102,640	97,407	84,566	371,237
Leasing & Services	28,485	22,268	23,823	23,414	97,990

	495,058	630,149	714,606	765,465	2,605,278
Cost of revenue
Manufacturing	316,037	403,227	465,658	506,492	1,691,414
Wheels & Parts	76,872	92,768	89,645	75,395	334,680
Leasing & Services	14,081	8,844	10,017	8,889	41,831

	406,990	504,839	565,320	590,776	2,067,925

Margin	88,068	125,310	149,286	174,689	537,353
Selling and administrative	33,729	32,899	45,595	39,568	151,791
Net gain on disposition of equipment	(83)	(121)	(720)	(406)	(1,330)

Earnings from operations	54,422	92,532	104,411	135,527	386,892

Other costs
Interest and foreign exchange	3,141	1,929	4,285	1,824	11,179

Earnings before income tax and earnings (loss) from unconsolidated affiliates	51,281	90,603	100,126	133,703	375,713

Income tax expense	(16,054)	(29,372)	(30,783)	(35,951)	(112,160)

Earnings (loss) from unconsolidated affiliates	755	(185)	982	204	1,756

Net earnings	35,982	61,046	70,325	97,956	265,309
Net earnings attributable to noncontrolling interest	(3,196)	(10,695)	(27,514)	(31,072)	(72,477)

Net earnings attributable to Greenbrier	$32,786	$50,351	$42,811	$66,884	$192,832

Basic earnings per common share: (1)	$1.19	$1.86	$1.54	$2.23	$6.85
Diluted earnings per common share: (1)	$1.01	$1.57	$1.33	$2.02	$5.93

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

The Greenbrier Companies 2015 Annual Report	91

Quarterly Results of Operations (Unaudited)

(In thousands, except per share amount)	First	Second	Third	Fourth	Total
2014
Revenue
Manufacturing	$359,473	$347,755	$425,583	$492,105	$1,624,916
Wheels & Parts	113,401	136,540	140,663	105,023	495,627
Leasing & Services	17,481	17,921	27,039	20,978	83,419

	490,355	502,216	593,285	618,106	2,203,962
Cost of revenue
Manufacturing	311,440	306,572	351,829	404,167	1,374,008
Wheels & Parts	107,975	127,940	129,825	98,198	463,938
Leasing & Services	9,381	9,853	14,856	9,706	43,796

	428,796	444,365	496,510	512,071	1,881,742

Margin	61,559	57,851	96,775	106,035	322,220
Selling and administrative	26,109	28,125	34,800	36,236	125,270
Net gain on disposition of equipment	(3,651)	(5,416)	(5,619)	(353)	(15,039)
Gain on contribution to joint venture	–	–	–	(29,006)	(29,006)
Restructuring charges	879	540	56	–	1,475

Earnings from operations	38,222	34,602	67,538	99,158	239,520

Other costs
Interest and foreign exchange	4,744	4,099	5,437	4,415	18,695

Earnings before income tax and earnings (loss) from unconsolidated affiliates	33,478	30,503	62,101	94,743	220,825

Income tax expense	(10,522)	(9,883)	(16,303)	(35,693)	(72,401)

Earnings (loss) from unconsolidated affiliates	41	(67)	298	1,083	1,355

Net earnings	22,997	20,553	46,096	60,133	149,779
Net earnings attributable to noncontrolling interest	(7,609)	(4,966)	(12,508)	(12,777)	(37,860)

Net earnings attributable to Greenbrier	$15,388	$15,587	$33,588	$47,356	$111,919

Basic earnings per common share: (1)	$0.54	$0.55	$1.20	$1.69	$3.97
Diluted earnings per common share: (1)	$0.49	$0.50	$1.03	$1.43	$3.44

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

92	The Greenbrier Companies 2015 Annual Report

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of the end of the Company’s 2015 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of August 31, 2015 is effective.

Our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting, as stated in their attestation report, which is included at the end of Part II, Item 9A of this Form 10-K.

The Greenbrier Companies 2015 Annual Report	93

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

94	The Greenbrier Companies 2015 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Greenbrier Companies, Inc.:

We have audited The Greenbrier Companies, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Greenbrier Companies, Inc. and subsidiaries as of August 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended August 31, 2015 and our report dated October 30, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, OR

October 30, 2015

The Greenbrier Companies 2015 Annual Report	95

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There is hereby incorporated by reference the information under the captions “Election of Directors,” “Board Committees, Meetings and Charters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers of the Company” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2015.

Item 11.	EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption “Executive Compensation” and “Compensation Committee Report” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2015.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

There is hereby incorporated by reference the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2015.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There is hereby incorporated by reference the information under the caption “Transactions with Related Persons” and “Independence of Directors” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2015.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

There is hereby incorporated by reference the information under the caption “Ratification of Appointment of Auditors” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s year ended August 31, 2015.

96	The Greenbrier Companies 2015 Annual Report

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

See Consolidated Financial Statements in Item 8

(a)	(2) Financial Statements Schedule*

*

All other schedules have been omitted because they are inapplicable, not required or because the information is given in the Consolidated Financial Statements or notes thereto. This supplemental schedule should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this report.

(a)	(3) The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Registrant’s Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed April 5, 2006.

3.2	Articles of Merger amending the Registrant’s Articles of Incorporation are incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q filed April 5, 2006.

3.3	Registrant’s Bylaws, as amended January 11, 2006, are incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form 10-Q filed April 5, 2006.

3.4	Amendment to the Registrant’s Bylaws, dated October 31, 2006, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 6, 2006.

3.5	Amendment to the Registrant’s Bylaws, dated January 8, 2008, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 8, 2007.

3.6	Amendment to the Registrant’s Bylaws, dated April 8, 2008, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed April 11, 2008.

3.7	Amendment to the Registrant’s Bylaws, dated April 7, 2009, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed April 13, 2009.

3.8	Amendment to the Registrant’s Bylaws, dated June 8, 2009, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed June 10, 2009.

3.9	Amendment to the Registrant’s Bylaws, dated June 10, 2009, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed June 12, 2009.

3.10	Amendment to the Registrant’s Bylaws, dated October 30, 2012, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 5, 2012.

3.11	Amendment to the Registrant’s Bylaws, dated January 9, 2013, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed January 15, 2013.

3.12	Amendment to the Registrant’s Bylaws, dated October 29, 2013, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed October 31, 2013.

3.13	Amendment to the Registrant’s Bylaws, dated October 29, 2014, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 3, 2014.

3.14	Amendment to the Registrant’s Bylaws, dated March 31, 2015, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed April 6, 2015.

3.15	Amendment to the Registrant’s Bylaws, dated July 1, 2015, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed July 8, 2015.

4.1

Specimen Common Stock Certificate of Registrant is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed April 7, 2010 (SEC File Number 333-165924).

The Greenbrier Companies 2015 Annual Report	97

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

10.2*

Amended and Restated Employment Agreement between the Registrant and Mr. William A. Furman, dated August 28, 2012, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed January 9, 2013.

10.3*

Form of Amended and Restated Employment Agreement between the Registrant and certain of its executive officers, as amended and restated on August 28, 2012, is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed November 1, 2012.

10.4*

Amendment No. 1 to Form of Amended and Restated Employment Agreement between the Registrant and certain of its executive officers, as amended and restated on August 28, 2012, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed January 8, 2014.

10.5*

Form of Agreement concerning Indemnification and Related Matters (Directors) between Registrant and its directors is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed July 1, 2015.

10.6*

Form of Agreement concerning Indemnification and Related Matters (Officers) between Registrant and its officers is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed April 4, 2013.

10.7*

Consulting Agreement between A. Daniel O’Neal Jr. and Greenbrier Leasing Company LLC, dated December 31, 2010, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 7, 2011.

10.8*	Form of Change of Control Agreement is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed April 4, 2013.

10.9*

The Greenbrier Companies, Inc. Form of Amendment to Change of Control Agreement, approved on May 28, 2013, is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed June 6, 2013.

10.10*

Second Amended and Restated Change of Control Agreement between the Registrant and William Glenn, dated August 28, 2012, is incorporated herein by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed November 1, 2012.

10.11*

The Greenbrier Companies, Inc. 2014 Amended and Restated Stock Incentive Plan is incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed November 19, 2014.

10.12*

Form of Director Restricted Share Agreement related to the 2010 Amended and Restated Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 3, 2014.

10.13*	The Greenbrier Companies, Inc. Nonqualified Deferred Compensation Plan Basic Plan Document is incorporated herein by reference to Exhibit 10.38 to the Registrant’s Form 10-K filed November 4, 2011.

10.14*	The Greenbrier Companies Nonqualified Deferred Compensation Plan Adoption Agreement is incorporated herein by reference to Exhibit 10.39 to the Registrant’s Form 10-K filed November 4, 2011.

98	The Greenbrier Companies 2015 Annual Report

10.15*

Amendment No. 1 to the Greenbrier Companies Nonqualified Deferred Compensation Plan Adoption Agreement, dated May 25, 2011, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed July 8, 2011.

10.16*

Amendment No. 2 to the Greenbrier Companies Nonqualified Deferred Compensation Plan Adoption Agreement, dated August 28, 2012, is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Form 10-K filed November 1, 2012.

10.17*

Amendment No. 3 to the Greenbrier Companies Nonqualified Deferred Compensation Plan Adoption Agreement, dated January 1, 2014, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed January 7, 2015.

10.18*

Amendment No. 4 to the Greenbrier Companies Nonqualified Deferred Compensation Plan Adoption Agreement, dated October 28, 2014, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed January 7, 2015.

10.19*

Updated Rabbi Trust Agreements, dated October 1, 2012, related to The Greenbrier Companies, Inc. Nonqualified Deferred Compensation Plan, are incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed January 9, 2013.

10.20*

The Greenbrier Companies Nonqualified Deferred Compensation Plan Adoption Agreement for Directors, dated July 1, 2012, is incorporated herein by reference to Exhibit 10.28 to the Registrant’s Form 10-K filed November 1, 2012.

10.21*

Updated Rabbi Trust Agreements, dated October 1, 2012, related to the Greenbrier Companies, Inc. Nonqualified Deferred Compensation Plan for Directors, are incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed January 9, 2013.

10.22*	The Greenbrier Companies, Inc. Form of Restricted Stock Unit Agreement, approved on May 28, 2013, is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed June 3, 2013.

10.23*	The Greenbrier Companies, Inc. Form of Restricted Stock Unit Agreement, approved on May 5, 2014, is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 9, 2014.

10.24*	The Greenbrier Companies, Inc. Form of Restricted Stock Unit Agreement, approved on May 22, 2015, is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed July 1, 2015.

10.25*

The Greenbrier Companies, Inc. 2014 Employee Stock Purchase Plan is incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 19, 2014.

10.26

Purchase Agreement among The Greenbrier Companies, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman, Sachs & Co., dated March 30, 2011, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 5, 2011.

10.27

The Greenbrier Companies, Inc. Executive Stock Ownership Guidelines, adopted as of August 28, 2012, are incorporated herein by reference to Exhibit 10.39 to the Registrant’s Form 10-K filed November 1, 2012.

10.28

Contribution Agreement, dated July 18, 2014, by and among Watco Companies, L.L.C., the Registrant, and with respect to Article III and Article IX only, GBW Railcar Services Holdings, L.L.C., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 24, 2014.

10.29

Amended and Restated Limited Liability Company Agreement of GBW Railcar Services Holdings, L.L.C., dated July 18, 2014, by and among the Registrant, Watco Mechanical Services, L.L.C., and Millennium Rail, Inc., is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 24, 2014.

The Greenbrier Companies 2015 Annual Report	99

10.30

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

101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended August 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Equity (v) the Consolidated Statements of Cash Flows; (vi) the Notes to Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

Note: For all exhibits incorporated by reference, unless otherwise noted above, the SEC file number is 001-13146.

100	The Greenbrier Companies 2015 Annual Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Dated: October 30, 2015	By:	/s/ William A. Furman
William A. Furman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ William A. Furman William A. Furman, President, Chief Executive Officer and Chairman of the Board	October 30, 2015

/s/ Duane C. McDougall Duane McDougall, Director	October 30, 2015

/s/ Graeme A. Jack Graeme A. Jack, Director	October 30, 2015

/s/ A. Daniel O’Neal, Jr. A. Daniel O’Neal, Jr., Director	October 30, 2015

/s/ Charles J. Swindells Charles J. Swindells, Director	October 30, 2015

/s/ Wendy L. Teramoto Wendy L. Teramoto, Director	October 30, 2015

/s/ Donald A. Washburn Donald A. Washburn, Director	October 30, 2015

/s/ Kelly M. Williams Kelly M. Williams, Director	October 30, 2015

/s/ Thomas B. Fargo Thomas B. Fargo, Director	October 30, 2015

/s/ Mark J. Rittenbaum Mark J. Rittenbaum, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	October 30, 2015

/s/ Adrian J. Downes Adrian J. Downes, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	October 30, 2015

The Greenbrier Companies 2015 Annual Report	101

CERTIFICATIONS

The Company filed the required 303A.12(a) New York Stock Exchange Certification of its Chief Financial Officer with the New York Stock Exchange with no qualifications following the 2015 Annual Meeting of Shareholders and the Company filed as an exhibit to its Annual Report on Form 10-K for the year ended August 31, 2014, as filed with the Securities and Exchange Commission, a Certification of the Chief Executive Officer and a Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

102	The Greenbrier Companies 2015 Annual Report