Form 10-Q
period 2015-11-30
GREENBRIER COMPANIES INC
filed 2016-01-07
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2015

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

The number of shares of the registrant’s common stock, without par value, outstanding on December 31, 2015 was 28,596,821 shares.

THE GREENBRIER COMPANIES, INC.

Forward-Looking Statements

From time to time, The Greenbrier Companies, Inc. and its subsidiaries (“Greenbrier” or “the Company”) or their representatives have made or may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

•	availability of financing sources and borrowing base for working capital, other business development activities, capital spending and leased railcars for syndication (sale of railcars with lease attached);

•	ability to renew, maintain or obtain sufficient credit facilities and financial guarantees on acceptable terms;

•	ability to utilize beneficial tax strategies;

•	ability to grow our businesses;

•	ability to obtain lease and sales contracts which provide adequate protection against attempted modifications or cancellations, changes in interest rates and increased costs of materials and components;

•	ability to obtain adequate insurance coverage at acceptable rates;

•	ability to convert backlog of railcar orders and lease syndication commitments;

•	ability to obtain adequate certification and licensing of products; and

•	short-term and long-term revenue and earnings effects of the above items.

The following factors, among others, could cause actual results or outcomes to differ materially from the forward-looking statements:

•	fluctuations in demand for newly manufactured railcars or marine barges;

•	fluctuations in demand for wheels, repair services and parts;

•	delays in receipt of orders, risks that contracts may be canceled or modified during their term, not renewed, unenforceable or breached by the customer and that customers may not purchase the amount of products or services under the contracts as anticipated;

•	ability to maintain sufficient availability of credit facilities and to maintain compliance with or to obtain appropriate amendments to covenants under various credit agreements;

•	domestic and global economic conditions including such matters as embargoes or quotas;

•	global political or security conditions in the U.S., Europe, Latin America and the Middle East including such matters as terrorism, war, civil disruption and crime;

•	sovereign risk related to international governments that includes, but is not limited to, governments stopping payments, repudiating their contracts, nationalizing private businesses and assets or altering foreign exchange regulations;

•	growth or reduction in the surface transportation industry;

•	ability to maintain good relationships with our labor force, third party labor providers and collective bargaining units representing our direct and indirect labor force;

•	ability to maintain good relationships with our customers and suppliers;

•	ability to renew or replace expiring customer contracts on satisfactory terms;

•	ability to obtain and execute suitable contracts for leased railcars for syndication;

•	steel and specialty component price fluctuations and availability, scrap surcharges, steel scrap prices and other commodity price fluctuations and availability and their impact on product demand and margin;

•	delay or failure of acquired businesses or joint ventures, assets, start-up operations, or new products or services to compete successfully;

•	changes in product mix and the mix of revenue levels among reporting segments;

THE GREENBRIER COMPANIES, INC.

•	labor disputes, energy shortages or operating difficulties that might disrupt operations or the flow of cargo;

•	production difficulties and product delivery delays as a result of, among other matters, costs or inefficiencies associated with expansion, start-up, or changing of production lines or changes in production rates, equipment failures, changing technologies, transfer of production between facilities or non-performance of alliance partners, subcontractors or suppliers;

•	lower than anticipated lease renewal rates, earnings on utilization based leases or residual values for leased equipment;

•	discovery of defects in railcars or services resulting in increased warranty costs or litigation;

•	physical damage, business interruption or product or service liability claims that exceed our insurance coverage;

•	commencement of and ultimate resolution or outcome of pending or future litigation and investigations;

•	natural disasters or severe weather patterns that may affect either us, our suppliers or our customers;

•	loss of business from, or a decline in the financial condition of, any of the principal customers that represent a significant portion of our total revenues;

•	competitive factors, including introduction of competitive products, new entrants into certain of our markets, price pressures, limited customer base, and competitiveness of our manufacturing facilities and products;

•	industry overcapacity and our manufacturing capacity utilization;

•	decreases or write-downs in carrying value of inventory, goodwill, intangibles or other assets due to impairment;

•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

•	changes in future maintenance or warranty requirements;

•	ability to adjust to the cyclical nature of the industries in which we operate;

•	changes in interest rates and financial impacts from interest rates;

•	ability and cost to maintain and renew operating permits;

•	actions or failures to act by various regulatory agencies including changing tank car or other rail car regulations;

•	potential environmental remediation obligations;

•	changes in commodity prices, including oil and gas;

•	risks associated with our intellectual property rights or those of third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;

•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;

•	availability of a trained work force at a reasonable cost and with reasonable terms of employment;

•	availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;

•	failure to successfully integrate joint ventures or acquired businesses;

•	discovery of previously unknown liabilities associated with acquired businesses;

•	failure of or delay in implementing and using new software or other technologies;

•	the impact of cybersecurity risks and the costs of mitigating and responding to a data security breach;

•	ability to replace maturing lease and management services revenue and earnings with revenue and earnings from new commercial transactions, including new railcar leases, additions to the lease fleet and new management services contracts;

•	credit limitations upon our ability to maintain effective hedging programs;

•	financial impacts from currency fluctuations and currency hedging activities in our worldwide operations;

•	changes in legislation and increased costs related to health care; and

•	fraud, misconduct by employees and potential exposure to liabilities under the Foreign Corrupt Practices Act and other anti-corruption laws and regulations.

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

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Consolidated Balance Sheets

(In thousands, unaudited)

	November 30, 2015	August 31, 2015
Assets
Cash and cash equivalents	$197,633	$172,930
Restricted cash	9,818	8,869
Accounts receivable, net	237,213	196,029
Inventories	444,023	445,535
Leased railcars for syndication	238,911	212,534
Equipment on operating leases, net	252,641	255,391
Property, plant and equipment, net	307,196	303,135
Investment in unconsolidated affiliates	86,658	87,270
Intangibles and other assets, net	76,157	65,554
Goodwill	43,265	43,265

	$1,893,515	$1,790,512

Liabilities and Equity
Revolving notes	$163,888	$50,888
Accounts payable and accrued liabilities	384,670	455,213
Deferred income taxes	63,483	60,657
Deferred revenue	42,351	33,836
Notes payable	324,668	326,429
Commitments and contingencies (Note 12)
Equity:
Greenbrier
Preferred stock—without par value; 25,000 shares authorized; none outstanding	—	—
Common stock—without par value; 50,000 shares authorized; 28,597 and 28,907 shares outstanding at November 30, 2015 and August 31, 2015	—	—
Additional paid-in capital	280,422	295,444
Retained earnings	522,182	458,599
Accumulated other comprehensive loss	(30,659)	(21,205)

Total equity – Greenbrier	771,945	732,838
Noncontrolling interest	142,510	130,651

Total equity	914,455	863,489

	$1,893,515	$1,790,512

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Income

(In thousands, except per share amounts, unaudited)

	Three Months Ended November 30,
	2015	2014
Revenue
Manufacturing	$698,661	$379,949
Wheels & Parts	78,729	86,624
Leasing & Services	24,999	28,485

	802,389	495,058
Cost of revenue
Manufacturing	533,033	316,037
Wheels & Parts	73,002	76,872
Leasing & Services	11,589	14,081

	617,624	406,990
Margin	184,765	88,068
Selling and administrative expense	36,549	33,729
Net gain on disposition of equipment	(269)	(83)

Earnings from operations	148,485	54,422
Other costs
Interest and foreign exchange	5,436	3,141

Earnings before income taxes and earnings from unconsolidated affiliates	143,049	51,281
Income tax expense	(44,719)	(16,054)

Earnings before earnings from unconsolidated affiliates	98,330	35,227
Earnings from unconsolidated affiliates	383	755

Net earnings	98,713	35,982
Net earnings attributable to noncontrolling interest	(29,280)	(3,196)

Net earnings attributable to Greenbrier	$69,433	$32,786

Basic earnings per common share:	$2.36	$1.19
Diluted earnings per common share:	$2.15	$1.01
Weighted average common shares:
Basic	29,391	27,665
Diluted	32,578	33,713
Dividends declared per common share	$0.20	$0.15

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended November 30,
	2015	2014
Net earnings	$98,713	$35,982
Other comprehensive income (loss)
Translation adjustment	(3,967)	(3,450)
Reclassification of derivative financial instruments recognized in net earnings [1]	492	289
Unrealized loss on derivative financial instruments [2]	(6,052)	(306)
Other (net of tax effect)	—	(2)

	(9,527)	(3,469)

Comprehensive income	89,186	32,513
Comprehensive income attributable to noncontrolling interest	(29,207)	(3,148)

Comprehensive income attributable to Greenbrier	$59,979	$29,365

[1]	Net of tax effect of $0.2 million and $0.2 million for the three months ended November 30, 2015 and 2014.
[2]	Net of tax effect of $1.5 million and $0.4 million for the three months ended November 30, 2015 and 2014.

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Equity

(In thousands, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2015	28,907	$295,444	$458,599	$(21,205)	$732,838	$130,651	$863,489
Net earnings	—	—	69,433	—	69,433	29,280	98,713
Other comprehensive loss, net	—	—	—	(9,454)	(9,454)	(73)	(9,527)
Noncontrolling interest adjustments	—	—	—	—	—	262	262
Purchase of noncontrolling interest	—	—	—	—	—	(4)	(4)
Joint venture partner distribution declared	—	—	—	—	—	(17,606)	(17,606)
Restricted stock awards (net of cancellations)	212	(3,469)	—	—	(3,469)	—	(3,469)
Unamortized restricted stock	—	(603)	—	—	(603)	—	(603)
Restricted stock amortization	—	5,301	—	—	5,301	—	5,301
Excess tax benefit from restricted stock awards	—	2,827	—	—	2,827	—	2,827
Cash dividends	—	—	(5,850)	—	(5,850)	—	(5,850)
Repurchase of stock	(522)	(19,078)	—	—	(19,078)	—	(19,078)

Balance November 30, 2015	28,597	$280,422	$522,182	$(30,659)	$771,945	$142,510	$914,455

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2014	27,364	$235,763	$282,559	$(6,932)	$511,390	$62,331	$573,721
Net earnings	—	—	32,786	—	32,786	3,196	35,982
Other comprehensive income, net	—	—	—	(3,421)	(3,421)	(48)	(3,469)
Noncontrolling interest adjustments	—	—	—	—	—	12,952	12,952
Joint venture partner distribution declared	—	—	—	—	—	(2,147)	(2,147)
Restricted stock cancellations	(96)	(1,936)	—	—	(1, 936)	—	(1, 936)
Unamortized restricted stock	—	1, 936	—	—	1, 936	—	1, 936
Restricted stock amortization	—	3,411	—	—	3,411	—	3,411
Excess tax benefit from restricted stock awards	—	2,970	—	—	2,970	—	2,970
Conversion of convertible notes	1	25	—	—	25	—	25
Cash dividends	—	—	(4,170)	—	(4,170)	—	(4,170)
Repurchase of stock	(379)	(23,107)	—	—	(23,107)	—	(23,107)

Balance November 30, 2014	26,890	$219,062	$311,175	$(10,353)	$519,884	$76,284	$596,168

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months Ended November 30,
	2015	2014
Cash flows from operating activities
Net earnings	$98,713	$35,982
Adjustments to reconcile net earnings to net cash used in operating activities:
Deferred income taxes	3,019	607
Depreciation and amortization	12,974	12,050
Net gain on disposition of equipment	(269)	(83)
Stock based compensation expense	5,301	3,411
Noncontrolling interest adjustments	262	12,952
Other	637	152
Decrease (increase) in assets:
Accounts receivable, net	(40,889)	7,806
Inventories	(274)	(67,642)
Leased railcars for syndication	(61,059)	(54,732)
Other	(3,578)	2,211
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(77,605)	(13,032)
Deferred revenue	(723)	6,488

Net cash used in operating activities	(63,491)	(53,830)

Cash flows from investing activities
Proceeds from sales of assets	41,353	2,073
Capital expenditures	(15,595)	(31,314)
Increase in restricted cash	(949)	(30)
Cash distribution from unconsolidated affiliates	616	—
Investment in and advances to unconsolidated affiliates	(1,866)	(2,500)

Net cash provided by (used in) investing activities	23,559	(31,771)

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	113,000	15,000
Proceeds from revolving notes with maturities longer than 90 days	—	23,056
Repayments of revolving notes with maturities longer than 90 days	—	(4,610)
Repayments of notes payable	(1,761)	(1,758)
Debt issuance costs	(4,493)	—
Decrease in restricted cash	—	11,000
Cash distribution to joint venture partner	(17,654)	(2,275)
Repurchase of stock	(20,203)	(21,730)
Dividends	(105)	—
Excess tax benefit from restricted stock awards	2,827	2,970
Other	(6)	—

Net cash provided by financing activities	71,605	21,653

Effect of exchange rate changes	(6,970)	(2,010)
Increase (decrease) in cash and cash equivalents	24,703	(65,958)
Cash and cash equivalents
Beginning of period	172,930	184,916

End of period	$197,633	$118,958

Cash paid during the period for
Interest	$4,058	$5,736
Income taxes, net	$48,349	$28,487
Non-cash activity
Dividends declared and accrued in Accounts payable and accrued liabilities	$5,745	$4,170
Capital expenditures accrued in Accounts payable and accrued liabilities	$5,931	$2,957
Transfer from Leased railcars for syndication to Equipment on operating leases, net	$31,568	$3,313

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of November 30, 2015 and for the three months ended November 30, 2015 and 2014 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. The results of operations for the three months ended November 30, 2015 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2016.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2015 Annual Report on Form 10-K.

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

Prospective Accounting Changes – In May 2014, the Financial Accounting Standards Board (FASB) and International Accounting Standards Board (IASB) jointly issued a converged standard on the recognition of revenue from contracts with customers. The issued guidance converges the criteria for reporting revenue, and requires disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from these contracts. Companies can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The FASB issued a one year deferral and the new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company plans to adopt this guidance beginning September 1, 2018. The Company is evaluating the impact of this standard as well as its method of adoption on its consolidated financial statements and disclosures.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). The FASB issued this update to simplify the presentation of debt issuance costs related to a recognized debt liability to present the debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as an asset. The guidance is limited to the presentation of debt issuance costs and does not impact its recognition and measurement. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted, and is required to be applied on a retrospective basis. The Company plans to adopt ASU 2015-03 beginning September 1, 2016. As the adoption of this new accounting standard will only amend presentation and disclosure requirements, the adoption will not affect the Company’s financial position, results of operations or cash flows.

Share Repurchase Program – Since October 2013, the Board of Directors has authorized the Company to repurchase in aggregate up to $225 million of the Company’s common stock. The program may be modified, suspended or discontinued at any time without prior notice. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period.

During the three months ended November 30, 2015 and 2014, the Company purchased a total of 521,626 and 378,695 shares for approximately $19.1 million and $23.1 million, respectively. As of November 30, 2015 the Company had cumulatively repurchased 2,673,165 shares for approximately $123.7 million and had $101.3 million available under the share repurchase program with an expiration date of January 1, 2018.

THE GREENBRIER COMPANIES, INC.

Note 2 – Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead. The following table summarizes the Company’s inventory balance:

(In thousands)	November 30, 2015	August 31, 2015
Manufacturing supplies and raw materials	$275,343	$311,880
Work-in-process	51,342	75,032
Finished goods	120,264	61,302
Excess and obsolete adjustment	(2,926)	(2,679)

	$444,023	$445,535

Note 3 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	November 30, 2015	August 31, 2015
Intangible assets subject to amortization:
Customer relationships	$64,504	$65,023
Accumulated amortization	(34,165)	(33,828)
Other intangibles	5,959	3,422
Accumulated amortization	(3,204)	(3,121)

	33,094	31,496
Intangible assets not subject to amortization	912	912
Prepaid and other assets	17,021	13,111
Nonqualified savings plan investments	13,481	11,815
Debt issuance costs, net	7,252	3,823
Assets held for sale	4,397	4,397

Total Intangible and other assets, net	$76,157	$65,554

Amortization expense for the three months ended November 30, 2015 and 2014 was $1.2 million and $0.9 million. Amortization expense for the years ending August 31, 2016, 2017, 2018, 2019 and 2020 is expected to be $4.6 million, $3.5 million, $3.4 million, $3.4 million and $3.4 million.

THE GREENBRIER COMPANIES, INC.

Note 4 – Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $625.1 million as of November 30, 2015.

As of November 30, 2015, a $550.0 million revolving line of credit, maturing October 2020, secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.75% or Prime plus 0.75% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of November 30, 2015, lines of credit totaling $15.1 million secured by certain of the Company’s European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.3%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from February 2016 through June 2017.

As of November 30, 2015, the Company’s Mexican joint venture has three lines of credit totaling $60.0 million. The first line of credit provides up to $10.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture will be able to draw amounts available under this facility through June 2016. The second line of credit provides up to $30.0 million and is fully guaranteed by the Company and its joint venture partner. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through January 2019. The third line of credit provides up to $20.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw amounts available under this facility through August 2017.

As of November 30, 2015, outstanding commitments under the senior secured credit facilities consisted of $80.1 million in letters of credit and $162.0 million in revolving notes under the North American credit facility and $1.9 million outstanding in revolving notes under the Mexican joint venture credit facilities.

As of August 31, 2015, outstanding commitments under the senior secured credit facilities consisted of $47.2 million in letters of credit and $49.0 million in revolving notes under the North American credit facility and $1.9 million outstanding in revolving notes under the Mexican joint venture credit facilities.

THE GREENBRIER COMPANIES, INC.

Note 5 – Accounts Payable and Accrued Liabilities

(In thousands)	November 30, 2015	August 31, 2015
Trade payables	$201,955	$263,665
Other accrued liabilities	70,440	64,584
Accrued payroll and related liabilities	57,576	70,836
Accrued maintenance	18,693	18,642
Income taxes payable	13,411	22,465
Accrued warranty	11,609	11,512
Other	10,986	3,509

	$384,670	$455,213

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

Warranty accrual activity:

	Three Months Ended November 30,
(In thousands)	2015	2014
Balance at beginning of period	$11,512	$9,340
Charged to cost of revenue, net	1,421	647
Payments	(1,229)	(974)
Currency translation effect	(95)	(117)

Balance at end of period	$11,609	$8,896

THE GREENBRIER COMPANIES, INC.

Note 7 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Loss on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2015	$(2,194)	$(18,666)	$(345)	$(21,205)
Other comprehensive loss before reclassifications	(6,052)	(3,894)	—	(9,946)
Amounts reclassified from accumulated other comprehensive loss	492	—	—	492

Balance, November 30, 2015	$(7,754)	$(22,560)	$(345)	$(30,659)

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Income, with presentation location, were as follows:

(In thousands)	Three Months Ended November 30,
	2015	2014	Financial Statement Location
Loss on derivative financial instruments:
Foreign exchange contracts	$267	$8	Revenue
Interest rate swap contracts	445	456	Interest and foreign exchange

	712	464	Total before tax
	(220)	(175)	Tax expense

	$492	$289	Net of tax

THE GREENBRIER COMPANIES, INC.

Note 8 – Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

(In thousands)	Three Months Ended November 30,
	2015	2014
Weighted average basic common shares outstanding (1)	29,391	27,665
Dilutive effect of 2018 Convertible notes (2)	3,177	6,044
Dilutive effect of 2026 Convertible notes (3)	—	4
Dilutive effect of performance based restricted stock units (4)	10	—

Weighted average diluted common shares outstanding	32,578	33,713

(1)	Restricted stock grants and restricted stock units, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position.
(2)	The dilutive effect of the 2018 Convertible notes was included for the three months ended November 30, 2015 and 2014 as they were considered dilutive under the “if converted” method as further discussed below.
(3)	The dilutive effect of the 2026 Convertible notes was excluded for the three months ended November 30, 2015 as the average stock price was less than $48.05 and therefore was considered anti-dilutive. The effect of the 2026 Convertible notes was included for the three months ended November 30, 2014 as the average stock price was greater than $48.05, as further described below.
(4)	Restricted stock units that are subject to performance criteria, for which actual levels of performance above target have been achieved, are included in weighted average diluted common shares outstanding when the Company is in a net earnings position.

Dilutive EPS is calculated using the more dilutive of two approaches. The first approach includes the dilutive effect, using the treasury stock method, associated with shares underlying the 2026 Convertible notes and performance based restricted stock units that are subject to performance criteria, for which actual levels of performance above target have been achieved. The second approach supplements the first by including the “if converted” effect of the 2018 Convertible notes issued in March 2011. Under the “if converted” method, debt issuance and interest costs, both net of tax, associated with the convertible notes are added back to net earnings and the share count is increased by the shares underlying the convertible notes. The 2026 Convertible notes are included in the calculation of both approaches using the treasury stock method when the average stock price is greater than the conversion price of $48.05.

	Three Months Ended November 30,
	2015	2014
Net earnings attributable to Greenbrier	$69,433	$32,786
Add back:
Interest and debt issuance costs on the 2018 Convertible notes, net of tax	496	1,416

Earnings before interest and debt issuance costs on convertible notes	$69,929	$34,202

Weighted average diluted common shares outstanding	32,578	33,713
Diluted earnings per share (1)	$2.15	$1.01

(1)	Diluted earnings per share was calculated as follows:

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

Compensation expense for restricted stock and restricted stock unit grants was $5.3 million and $3.4 million for the three months ended November 30, 2015 and 2014, respectively. Compensation expense related to restricted stock and restricted stock unit grants is recorded in Selling and administrative expense and Cost of revenue on the Consolidated Statements of Income.

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

At November 30, 2015 exchange rates, forward exchange contracts for the purchase of Polish Zloty and the sale of Euro and U.S. Dollar, and for the purchase of U.S. Dollars and the sale of Saudi Riyal aggregated to $458.8 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when there is a loss, or as Accounts receivable, net when there is a gain. As the contracts mature at various dates through September 2018, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence.

At November 30, 2015, an interest rate swap agreement maturing in March 2020 had a notional amount of $94.8 million. The fair value of the contract is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At November 30, 2015 interest rates, approximately $1.7 million would be reclassified to interest expense in the next 12 months.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		November 30, 2015	August 31, 2015		November 30, 2015	August 31, 2015
(In thousands)	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$6,940	$1,820	Accounts payable and accrued liabilities	$7,213	$737
Interest rate swap contracts	Intangibles and other assets, net	—	—	Accounts payable and accrued liabilities	2,514	2,393

		$6,940	$1,820		$9,727	$3,130

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$56	$93	Accounts payable and accrued liabilities	$108	$76

THE GREENBRIER COMPANIES, INC.

The Effect of Derivative Instruments on the Statements of Income

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives three months ended November 30,
		2015	2014
Foreign forward exchange contract	Interest and foreign exchange	$(186)	$54
Interest rate swap contracts	Interest and foreign exchange	86	56

		$(100)	$110

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) three months ended November 30,		Location of loss reclassified from accumulated OCI into income	Loss reclassified from accumulated OCI into income (effective portion) three months ended November 30,		Location of gain in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain recognized on derivative (ineffective portion and amount excluded from effectiveness testing) three months ended November 30,
	2015	2014		2015	2014		2015	2014
Foreign forward exchange contracts	$(7,043)	$600	Revenue	$(267)	$(8)	Revenue	$4,592	$494
Interest rate swap contracts	(592)	(1,335)	Interest and foreign exchange	(445)	(456)	Interest and foreign exchange	—	—

	$(7,635)	$(735)		$(712)	$(464)		$4,592	$494

Note 11 – Segment Information

Greenbrier operates in four reportable segments: Manufacturing; Wheels & Parts; Leasing & Services; and GBW Joint Venture. The results of GBW are included as part of Earnings from unconsolidated affiliates as the Company accounts for its interest in GBW under the equity method of accounting.

The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s 2015 Annual Report on Form 10-K. Performance is evaluated based on Earnings from operations. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. The Company does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes. Intersegment sales and transfers are valued as if the sales or transfers were to third parties. Related revenue and margin are eliminated in consolidation and therefore are not included in consolidated results in the Company’s Consolidated Financial Statements.

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes. The results of operations for the GBW Joint Venture are not reflected in the tables below as the investment is accounted for under the equity method of accounting.

For the three months ended November 30, 2015:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$698,661	$—	$698,661	$153,704	$—	$153,704
Wheels & Parts	78,729	6,816	85,545	3,403	684	4,087
Leasing & Services	24,999	6,709	31,708	9,958	6,709	16,667
Eliminations	—	(13,525)	(13,525)	—	(7,393)	(7,393)
Corporate	—	—	—	(18,580)	—	(18,580)

	$802,389	$—	$802,389	$148,485	$—	$148,485

THE GREENBRIER COMPANIES, INC.

For the three months ended November 30, 2014:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$379,949	$7,420	$387,369	$52,051	$786	$52,837
Wheels & Parts	86,624	6,911	93,535	7,932	784	8,716
Leasing & Services	28,485	13,184	41,669	11,042	13,184	24,226
Eliminations	—	(27,515)	(27,515)	—	(14,754)	(14,754)
Corporate	—	—	—	(16,603)	—	(16,603)

	$495,058	$—	$495,058	$54,422	$—	$54,422

	Total assets
	November 30,	August 31,
(In thousands)	2015	2015
Manufacturing	$656,505	$675,409
Wheels & Parts	302,164	291,798
Leasing & Services	631,699	549,073
Unallocated	303,147	274,232

	$1,893,515	$1,790,512

Reconciliation of Earnings from operations to Earnings before income tax and earnings from unconsolidated affiliates:

	Three Months Ended November 30,
(In thousands)	2015	2014
Earnings from operations	$148,485	$54,422
Interest and foreign exchange	5,436	3,141

Earnings before income tax and earnings from unconsolidated affiliates	$143,049	$51,281

The results of operations for the GBW Joint Venture are accounted for under the equity method of accounting. The GBW Joint Venture is the Company’s fourth reportable segment and information as of November 30, 2015 and August 31, 2015 and for the three months ended November 30, 2015 and 2014 are included in the tables below.

	Three Months Ended November 30,
(In thousands)	2015	2014
Revenue	$95,982	$82,542
Earnings from operations	$2,408	$258

	Total Assets
	November 30, 2015	August 31, 2015
GBW (1)	$245,741	$239,871

(1)	Includes goodwill and intangible assets of $96.0 million and $96.9 million as of November 30, 2015 and August 31, 2015.

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

In December 2000, the U.S. Environmental Protection Agency (EPA) classified portions of the Willamette River bed known as the Portland Harbor, including the portion fronting the Company’s manufacturing facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). The Company and more than 140 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company (the Lower Willamette Group or LWG), have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The EPA-mandated RI/FS is being produced by the LWG and has cost over $110 million during a 15-year period. The Company has agreed to initially bear a percentage of the total costs incurred by the LWG in connection with the investigation. The Company’s aggregate expenditure has not been material during the 15-year period. Some or all of any such outlay may be recoverable from other responsible parties. The EPA expects the investigation to continue until 2017.

Eighty-three parties, including the State of Oregon and the federal government, have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately 110 additional parties have signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc. et al, U.S. District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has now been stayed by the court, pending completion of the RI/FS. Although, as described below, the draft feasibility study has been submitted, the RI/FS will not be complete until the EPA approves it, which is not likely to occur until at least 2016.

A draft of the remedial investigation study was submitted by the LWG to the EPA on October 27, 2009. The draft feasibility study was submitted to the EPA on March 30, 2012. That draft feasibility study evaluates several alternative cleanup approaches. The approaches submitted would take from 2 to 28 years with costs ranging from $169 million to $1.8 billion for cleanup of the entire Portland Harbor Site, depending primarily on the selected remedial action levels. The draft feasibility study suggests costs ranging from $9 million to $163 million for cleanup of the area of the Willamette River adjacent to the Company’s Portland, Oregon manufacturing facility, depending primarily on the selected remedial action level. In August 2015, the EPA released its own draft feasibility study that suggests a significantly higher range of site-wide costs (from $790 million to $2.4 billion) and clean-up durations ranging from 4 to 18 years. The EPA study does not break those costs down by sub-area. The EPA is currently revising its draft feasibility study.

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

THE GREENBRIER COMPANIES, INC.

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

In accordance with customary business practices in Europe, the Company has $3.8 million in third party warranty guarantee facilities. To date no amounts have been drawn under these guarantee facilities.

As of November 30, 2015, the Mexican joint venture had $3.0 million of third party debt outstanding, for which the Company and its joint venture partner had each guaranteed approximately $1.5 million.

As of November 30, 2015, the Company had outstanding letters of credit aggregating $80.1 million associated with performance guarantees, facility leases and workers compensation insurance.

The Company made $0.6 million in cash contributions and $1.25 million in loans to GBW, an unconsolidated 50/50 joint venture with Watco, for the three months ended November 30, 2015. The Company expects to loan additional amounts of approximately $3.75 million during 2016. The Company is likely to make additional capital contributions or loans to GBW in the future. As of November 30, 2015, the Company had a $32.7 million note receivable balance from GBW which is included on the Consolidated Balance Sheet in Accounts receivable, net.

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

Level 1 —	observable inputs such as unadjusted quoted prices in active markets for identical instruments;

Level 2 —	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and

Level 3 —	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of November 30, 2015 were:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$6,996	$—	$6,996	$—
Nonqualified savings plan investments	13,481	13,481	—	—
Cash equivalents	5,074	5,074	—	—

	$25,551	$18,555	$6,996	$—

Liabilities:
Derivative financial instruments	$9,835	$—	$9,835	$—

(1)	Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 10 Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2015 were:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$1,913	$—	$1,913	$—
Nonqualified savings plan investments	11,815	11,815	—	—
Cash equivalents	5,071	5,071	—	—

	$18,799	$16,886	$1,913	$—

Liabilities:
Derivative financial instruments	$3,206	$—	$3,206	$—

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

The following represents the supplemental consolidating condensed financial information of Greenbrier and its guarantor and non-guarantor subsidiaries, as of November 30, 2015 and August 31, 2015, for the three months ended November 30, 2015 and 2014. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non-guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Balance Sheet

November 30, 2015

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$46,071	$2,528	$149,034	$—	$197,633
Restricted cash	—	2,914	6,904	—	9,818
Accounts receivable, net	7,366	420,870	40,725	(231,748)	237,213
Inventories	—	256,401	199,708	(12,086)	444,023
Leased railcars for syndication	—	242,050	—	(3,139)	238,911
Equipment on operating leases, net	—	252,559	2,698	(2,616)	252,641
Property, plant and equipment, net	8,520	102,437	196,239	—	307,196
Investment in unconsolidated affiliates	1,283,522	171,405	20,356	(1,388,625)	86,658
Intangibles and other assets, net	20,626	51,211	15,944	(11,624)	76,157
Goodwill	—	43,265	—	—	43,265

	$1,366,105	$1,545,640	$631,608	$(1,649,838)	$1,893,515

Liabilities and Equity
Revolving notes	$162,000	$—	$1,888	$—	$163,888
Accounts payable and accrued liabilities	275,274	204,526	184,587	(279,717)	384,670
Deferred income taxes	22,972	61,968	—	(21,457)	63,483
Deferred revenue	—	37,577	—	4,774	42,351
Notes payable	133,914	189,661	1,093	—	324,668
Total equity—Greenbrier	771,945	1,051,908	301,839	(1,353,747)	771,945
Noncontrolling interest	—	—	142,201	309	142,510

Total equity	771,945	1,051,908	444,040	(1,353,438)	914,455

	$1,366,105	$1,545,640	$631,608	$(1,649,838)	$1,893,515

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Income

For the three months ended November 30, 2015

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$5,143	$371,845	$511,992	$(190,319)	$698,661
Wheels & Parts	—	79,081	—	(352)	78,729
Leasing & Services	844	24,182	—	(27)	24,999

	5,987	475,108	511,992	(190,698)	802,389
Cost of revenue
Manufacturing	—	297,538	425,466	(189,971)	533,033
Wheels & Parts	—	73,342	—	(340)	73,002
Leasing & Services	—	11,613	—	(24)	11,589

	—	382,493	425,466	(190,335)	617,624
Margin	5,987	92,615	86,526	(363)	184,765
Selling and administrative	16,415	9,086	10,923	125	36,549
Net gain on disposition of equipment	—	(156)	1	(114)	(269)

Earnings (loss) from operations	(10,428)	83,685	75,602	(374)	148,485
Other costs
Interest and foreign exchange	3,234	1,373	829	—	5,436

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(13,662)	82,312	74,773	(374)	143,049
Income tax (expense) benefit	(4,743)	(27,320)	(12,583)	(73)	(44,719)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(18,405)	54,992	62,190	(447)	98,330
Earnings (loss) from unconsolidated affiliates	87,838	1,974	(362)	(89,067)	383

Net earnings (loss)	69,433	56,966	61,828	(89,514)	98,713
Net (earnings) loss attributable to noncontrolling interest	—	—	(29,542)	262	(29,280)

Net earnings (loss) attributable to Greenbrier	$69,433	$56,966	$32,286	$(89,252)	$69,433

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the three months ended November 30, 2015

(In thousands, unaudited)

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$69,433	$56,966	$61,828	$(89,514)	$98,713
Other comprehensive income (loss)
Translation adjustment	—	—	(3,967)	—	(3,967)
Reclassification of derivative financial instruments recognized in net earnings (loss)	—	276	216	—	492
Unrealized loss on derivative financial instruments	68	(366)	(5,754)	—	(6,052)

	68	(90)	(9,505)	—	(9,527)

Comprehensive income (loss)	69,501	56,876	52,323	(89,514)	89,186
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(29,469)	262	(29,207)

Comprehensive income (loss) attributable to Greenbrier	$69,501	$56,876	$22,854	$(89,252)	$59,979

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the three months ended November 30, 2015

(In thousands, unaudited)

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$69,433	$56,966	$61,828	$(89,514)	$98,713
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	23,557	(10,358)	(1,053)	(9,127)	3,019
Depreciation and amortization	656	7,151	5,191	(24)	12,974
Net gain on disposition of equipment	—	(156)	1	(114)	(269)
Stock based compensation expense	5,301	—	—	—	5,301
Noncontrolling interest adjustment	—	—	—	262	262
Other	—	103	534	—	637
Decrease (increase) in assets:
Accounts receivable, net	42,106	200,971	(30,333)	(253,633)	(40,889)
Inventories	—	(64,776)	56,125	8,377	(274)
Leased railcars for syndication	—	(52,932)	—	(8,127)	(61,059)
Other	(823)	(3,086)	(17,324)	17,655	(3,578)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(226,275)	(78,626)	(22,257)	249,553	(77,605)
Deferred revenue	—	(723)	—	—	(723)

Net cash provided by (used in) operating activities	(86,045)	54,534	52,712	(84,692)	(63,491)

Cash flows from investing activities:
Proceeds from sales of assets	—	41,353	—	—	41,353
Capital expenditures	(774)	(3,668)	(11,153)	—	(15,595)
Decrease (increase) in restricted cash	—	(948)	(1)	—	(949)
Cash distribution from unconsolidated affiliates	616	—	—	—	616
Investment in and net advances to unconsolidated affiliates	(85,213)	(1,345)	—	84,692	(1,866)

Net cash provided by (used in) investing activities	(85,371)	35,392	(11,154)	84,692	23,559

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	113,000	—	—	—	113,000
Repayments of notes payable	—	(1,761)	—	—	(1,761)
Debt issuance costs	(4,493)	—	—	—	(4,493)
Cash distribution to joint venture partner	—	—	(17,654)		(17,654)
Intercompany advances	72,857	(85,925)	13,068	—	—
Repurchase of stock	(20,203)	—	—	—	(20,203)
Dividends	(105)	—	—	—	(105)
Excess tax benefit from restricted stock awards	2,827	—	—	—	2,827
Other	—	—	(6)	—	(6)

Net cash provided by (used in) financing activities	163,883	(87,686)	(4,592)	—	71,605

Effect of exchange rate changes	69	169	(7,208)	—	(6,970)
Increase (decrease) in cash and cash equivalents	(7,464)	2,409	29,758	—	24,703
Cash and cash equivalents
Beginning of period	53,535	119	119,276	—	172,930

End of period	$46,071	$2,528	$149,034	$—	$197,633

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Balance Sheet

August 31, 2015

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$53,535	$119	$119,276	$—	$172,930
Restricted cash	—	1,966	6,903	—	8,869
Accounts receivable, net	49,471	535,916	24,415	(413,773)	196,029
Inventories	—	191,625	257,619	(3,709)	445,535
Leased railcars for syndication	—	228,646	—	(16,112)	212,534
Equipment on operating leases, net	—	255,130	2,901	(2,640)	255,391
Property, plant and equipment, net	8,402	102,738	191,995	—	303,135
Investment in unconsolidated affiliates	1,209,698	169,659	21,369	(1,313,456)	87,270
Intangibles and other assets, net	15,895	46,387	14,235	(10,963)	65,554
Goodwill	—	43,265	—	—	43,265

	$1,337,001	$1,575,451	$638,713	$(1,760,653)	$1,790,512

Liabilities and Equity
Revolving notes	$49,000	$—	$1,888	$—	$50,888
Accounts payable and accrued liabilities	421,249	282,662	208,538	(457,236)	455,213
Deferred income taxes	—	72,326	—	(11,669)	60,657
Deferred revenue	—	33,792	—	44	33,836
Notes payable	133,914	191,422	1,093	—	326,429
Total equity Greenbrier	732,838	995,249	296,852	(1,292,101)	732,838
Noncontrolling interest	—	—	130,342	309	130,651

Total equity	732,838	995,249	427,194	(1,291,792)	863,489

	$1,337,001	$1,575,451	$638,713	$(1,760,653)	$1,790,512

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

THE GREENBRIER COMPANIES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in four reportable segments: Manufacturing; Wheels & Parts; Leasing & Services; and GBW Joint Venture. Our segments are operationally integrated. The Manufacturing segment, operating from facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Wheels & Parts segment performs wheel and axle servicing, as well as production of a variety of parts for the railroad industry in North America. The Leasing & Services segment owns approximately 12,200 railcars (6,300 railcars held as equipment on operating leases, 5,300 held as leased railcars for syndication and 600 held as finished goods inventory) and provides management services for approximately 264,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. The GBW Joint Venture segment provides repair services at over 30 locations across North America, including more than 10 tank car repair and maintenance facilities certified by the Association of American Railroads (AAR). The results of these operations were included as part of Earnings (loss) from unconsolidated affiliates as we account for our interest in GBW under the equity method of accounting. We also produce rail castings and tank heads through unconsolidated joint ventures and have a 19.5% ownership stake in a railcar manufacturer in Brazil with an option to acquire an additional 40.5% ownership interest, which can be exercised no later than December 30, 2017.

Our total manufacturing backlog of railcar units as of November 30, 2015 was approximately 36,000 units with an estimated value of $4.14 billion, of which 31,300 units with a value of $3.73 billion are for direct sales and 4,700 units with a value of $0.41 billion are intended for syndications to third parties with a lease attached. Backlog as of November 30, 2014 was 41,200 units with an estimated value of $4.20 billion. No orders in our November 30, 2015 backlog are intended to be placed into our owned lease fleet. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future, which may impact the dollar amount of backlog. Marine backlog as of November 30, 2015 was $36 million compared to $100 million as of November 30, 2014.

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

In September 2015, we purchased a portfolio of 3,885 railcars from a related party. We intend to sell the railcars and underlying attached leases to third parties in the short-term and therefore have classified these railcars as Leased railcars for syndication on our Consolidated Balance Sheet.

THE GREENBRIER COMPANIES, INC.

Three Months Ended November 30, 2015 Compared to Three Months Ended November 30, 2014

Overview

Revenue, cost of revenue, margin and operating profit presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

(In thousands)	Three Months Ended November 30,
	2015	2014
Revenue:
Manufacturing	$698,661	$379,949
Wheels & Parts	78,729	86,624
Leasing & Services	24,999	28,485

	802,389	495,058
Cost of revenue:
Manufacturing	533,033	316,037
Wheels & Parts	73,002	76,872
Leasing & Services	11,589	14,081

	617,624	406,990
Margin:
Manufacturing	165,628	63,912
Wheels & Parts	5,727	9,752
Leasing & Services	13,410	14,404

	184,765	88,068
Selling and administrative	36,549	33,729
Net gain on disposition of equipment	(269)	(83)

Earnings from operations	148,485	54,422
Interest and foreign exchange	5,436	3,141

Earnings before income taxes and earnings from unconsolidated affiliates	143,049	51,281
Income tax expense	(44,719)	(16,054)

Earnings before earnings from unconsolidated affiliates	98,330	35,227
Earnings from unconsolidated affiliates	383	755

Net earnings	98,713	35,982
Net earnings attributable to noncontrolling interest	(29,280)	(3,196)

Net earnings attributable to Greenbrier	$69,433	$32,786

Diluted earnings per common share	$2.15	$1.01

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

(In thousands)	Three Months Ended November 30,
	2015	2014
Operating profit (loss):
Manufacturing	$153,704	$52,051
Wheels & Parts	3,403	7,932
Leasing & Services	9,958	11,042
Corporate	(18,580)	(16,603)

	$148,485	$54,422

THE GREENBRIER COMPANIES, INC.

Consolidated Results

(In thousands)	Three Months Ended November 30,		Increase (Decrease)	% Change
	2015	2014
Revenue	$802,389	$495,058	$307,331	62.1%
Cost of revenue	$617,624	$406,990	$210,634	51.8%
Margin (%)	23.0%	17.8%	5.2%	*
Net earnings attributable to Greenbrier	$69,433	$32,786	$36,647	111.8%

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period which causes fluctuations in our results of operations.

The 62.1% increase in revenue for the three months ended November 30, 2015 as compared to the three months ended November 30, 2014 was primarily due to an 83.9% increase in Manufacturing revenue. The increase in Manufacturing revenue was primarily due to a 73% increase in the volume of deliveries with a mix that had a higher average selling price. These higher deliveries were in response to strong demand in the freight car market. This was partially offset by a 9.1% decrease in Wheels & Parts revenue which was primarily a result of lower wheel set and component volumes due to a decrease in demand and a decrease in scrap metal pricing. In addition, the increase in Manufacturing revenue was partially offset by a 12.2% decrease in Leasing & Services revenue which was the result of the prior year including a sale of railcars that we purchased from a third party.

The 51.8% increase in cost of revenue for the three months ended November 30, 2015 as compared to the three months ended November 30, 2014 was due to a 68.7% increase in Manufacturing cost of revenue. The increase in Manufacturing cost of revenue was due to an increase of 73% in the volume of railcar deliveries with a mix that had a higher average labor and material content. This was partially offset by improved production efficiencies. The increase in Manufacturing cost of revenue was partially offset by a 5.0% decrease in Wheels & Parts cost of revenue primarily due to lower wheel set, component and parts costs associated with decreased volumes. In addition, the increase in Manufacturing cost of revenue was partially offset by a 17.7% decrease in Leasing & Services cost of revenue primarily due to the prior year including costs associated with a sale of railcars that we purchased from a third party.

Margin as a percentage of revenue was 23.0% and 17.8% for the three months ended November 30, 2015 and 2014, respectively. The overall 5.2% increase in margin percentage was due to an increase in Manufacturing and Leasing & Services margin. Manufacturing margin increased to 23.7% from 16.8% primarily due to favorable pricing and improved production efficiencies. Leasing & Services margin increased to 53.6% from 50.6% primarily as a result of a higher average volume of rent-producing leased railcars for syndication in the current year and the prior year including a sale of railcars purchased from a third party which had a lower margin percentage. These were partially offset by a decrease in Wheels & Parts margin to 7.3% from 11.3% which was primarily the result of lower wheel set and component volumes and a decrease in scrap metal pricing.

The $36.6 million increase in net earnings for the three months ended November 30, 2015 as compared to the three months ended November 30, 2014 was primarily attributable to an increase in margin.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

(In thousands)	Three Months Ended November 30,		Increase (Decrease)	% Change
	2015	2014
Revenue	$698,661	$379,949	$318,712	83.9%
Cost of revenue	$533,033	$316,037	$216,996	68.7%
Margin (%)	23.7%	16.8%	6.9%	*
Operating profit ($)	$153,704	$52,051	$101,653	195.3%
Operating profit (%)	22.0%	13.7%	8.3%	*
Deliveries	6,900	4,000	2,900	72.5%

*	Not meaningful

Manufacturing revenue was $698.7 million and $379.9 million for the three months ended November 30, 2015 and 2014, respectively. Manufacturing revenue increased $318.7 million or 83.9% primarily due to a 73% increase in the volume of deliveries with a mix which had a higher average selling price as compared to the prior comparable period as a result of favorable pricing and a change in product mix. These higher deliveries were in response to strong demand in the freight car market.

Manufacturing cost of revenue was $533.0 million and $316.0 million for the three months ended November 30, 2015 and 2014, respectively. Cost of revenue increased $217.0 million or 68.7% due to an increase of 73% in the volume of railcar deliveries with a mix which had a higher average labor and material content. This was partially offset by improved production efficiencies.

Manufacturing margin as a percentage of revenue for the three months ended November 30, 2015 was 23.7% compared to 16.8% for the three months ended November 30, 2014. The 6.9% increase in margin was primarily due to favorable pricing and improved production efficiencies.

Manufacturing operating profit was $153.7 million or 22.0% of revenue for the three months ended November 30, 2015 and $52.1 million or 13.7% of revenue for the three months ended November 30, 2014. The $101.7 million or 195.3% increase in operating profit was primarily attributed to an increase in margin.

THE GREENBRIER COMPANIES, INC.

Wheels & Parts Segment

(In thousands)	Three Months Ended November 30,		Increase (Decrease)	% Change
	2015	2014
Revenue	$78,729	$86,624	$(7,895)	(9.1%)
Cost of revenue	$73,002	$76,872	$(3,870)	(5.0%)
Margin (%)	7.3%	11.3%	(4.0%)	*
Operating profit ($)	$3,403	$7,932	$(4,529)	(57.1%)
Operating profit (%)	4.3%	9.2%	(4.9%)	*

*	Not meaningful

Wheels & Parts revenue was $78.7 million and $86.6 million for the three months ended November 30, 2015 and 2014, respectively. The $7.9 million or 9.1% decrease in revenue was primarily a result of lower wheel set, component and parts volumes due to a decrease in demand and a decrease in scrap metal pricing.

Wheels & Parts cost of revenue was $73.0 million and $76.9 million for the three months ended November 30, 2015 and 2014, respectively. Cost of revenue decreased $3.9 million or 5.0% primarily due to lower wheel set, component and parts costs associated with decreased volumes.

Wheels & Parts margin as a percentage of revenue for the three months ended November 30, 2015 was 7.3% compared to 11.3% for the three months ended November 30, 2014. The decrease in margin was due to lower wheel set and component volumes and a decrease in scrap metal pricing. These were partially offset by a more favorable parts product mix.

Wheels & Parts operating profit was $3.4 million or 4.3% of revenue for the three months ended November 30, 2015 and $7.9 million or 9.2% of revenue for the three months ended November 30, 2014. The $4.5 million or 57.1% decrease in operating profit was primarily attributed to a decrease in margin.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

(In thousands)	Three Months Ended November 30,		Increase (Decrease)	% Change
	2015	2014
Revenue	$24,999	$28,485	$(3,486)	(12.2%)
Cost of revenue	$11,589	$14,081	$(2,492)	(17.7%)
Margin (%)	53.6%	50.6%	3.0%	*
Operating profit ($)	$9,958	$11,042	$(1,084)	(9.8%)
Operating profit (%)	39.8%	38.8%	1.0%	*

*	Not meaningful

Leasing & Services revenue was $25.0 million and $28.5 million for the three months ended November 30, 2015 and 2014, respectively. The $3.5 million or 12.2% decrease in revenue was primarily the result of the prior year including a sale of railcars that we purchased from a third party. These railcars were not manufactured by our company, but rather purchased from a third party with a lease attached, with the intent to resell them. The gross proceeds from the sale of these railcars with leases attached were recorded as revenue and the cost of purchasing these railcars from a third party was recorded in cost of sales in the prior year. The decrease in revenue was partially offset by higher average volume of rent-producing leased railcars for syndication, which are held short term and classified as Leased railcars for syndication on our Consolidated Balance Sheet.

Leasing & Services cost of revenue was $11.6 million and $14.1 million for the three months ended November 30, 2015 and 2014, respectively. Cost of revenue decreased $2.5 million or 17.7% primarily due to the prior year including costs associated with the sale of railcars that we purchased from a third party. This was partially offset by higher transportation costs.

Leasing & Services margin as a percentage of revenue for the three months ended November 30, 2015 was 53.6% compared to 50.6% for the three months ended November 30, 2014. The 3.0% increase was primarily the result of a higher average volume of rent-producing leased railcars for syndication. In addition the increase was attributed to the prior year including a lower margin percentage on the syndication of railcars purchased from a third party.

Leasing & Services operating profit was $10.0 million or 39.8% of revenue for the three months ended November 30, 2015 and $11.0 million or 38.8% of revenue for the three months ended November 30, 2014. The $1.1 million or 9.8% decrease in operating profit was primarily attributed to a decrease in margin.

The percentage of owned units on lease at November 30, 2015 was 89.0% compared to 98.1% at November 30, 2014.

THE GREENBRIER COMPANIES, INC.

GBW Joint Venture Segment

GBW, an unconsolidated 50/50 joint venture, generated total revenue of $96.0 million and $82.5 million for the three months ended November 30, 2015 and 2014, respectively. The increase in revenue of $13.5 million was primarily due to a favorable change in mix, an increase in volume and favorable pricing.

GBW margin as a percentage of revenue for the three months ended November 30, 2015 was 9.2% compared to 6.0% for the three months ended November 30, 2014. The increase was primarily attributed to an increase in efficiencies in the current year. In addition, the prior year included integration and startup costs.

To reflect our 50% share of GBW’s results, we recorded earnings of $0.9 million and $0.4 million in Earnings from unconsolidated affiliates for the three months ended November 30, 2015 and 2014, respectively.

Selling and Administrative Expense

(In thousands)	Three Months Ended November 30,		Increase (Decrease)	% Change
	2015	2014
Selling and administrative expense	$36,549	$33,729	$2,820	8.4%

Selling and administrative expense was $36.5 million or 4.6% of revenue for the three months ended November 30, 2015 compared to $33.7 million or 6.8% of revenue for the prior comparable period. The $2.8 million increase was primarily attributed to a $5.1 million increase in employee-related costs including long-term and short-term incentive compensation and additional headcount based on current levels of activity. This was partially offset by the prior year including $1.9 million in legal, accounting and consulting costs associated with the previously disclosed investigation at our Concarril manufacturing facility.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $0.3 million for the three months ended November 30, 2015, compared to $0.1 million for the prior comparable period. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity. All of the current year’s gain and prior year’s gain was realized on the disposition of leased assets.

THE GREENBRIER COMPANIES, INC.

Other Costs

Interest and foreign exchange expense was composed of the following:

(In thousands)	Three Months Ended November 30,		Increase
	2015	2014	(Decrease)
Interest and foreign exchange:
Interest and other expense	$4,858	$4,800	$58
Foreign exchange (gain) loss	578	(1,659)	2,237

	$5,436	$3,141	$2,295

The $2.3 million increase in interest and foreign exchange expense from the prior comparable period was primarily attributed to a foreign exchange loss for the three months ended November 30, 2015 compared to a foreign exchange gain for the three months ended November 30, 2014. The change in foreign exchange (gain) loss was primarily attributed to the change in the Mexican Peso relative to the U.S. Dollar. The three months ended November 30, 2015 also included the write off of debt issuance costs associated with the replacement of our $290.0 million revolving line of credit with our new $550.0 million line of credit in October 2015. These were partially offset by a decrease in interest expense as a result of lower average borrowings as compared to the prior year.

Income Tax

The tax rate for both the three months ended November 30, 2015 and 2014 was 31.3%. The current year includes the impact of discrete items which increased the tax rate during the quarter from the projected tax rate.

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

Earnings From Unconsolidated Affiliates

Earnings from unconsolidated affiliates was $0.4 million and $0.8 million for the three months ended November 30, 2015 and 2014, respectively. Earnings from unconsolidated affiliates primarily included our share of after-tax results from our castings joint venture and our share of after-tax results from our GBW Joint Venture including eliminations associated with GBW transactions with other Greenbrier entities. In addition, the three months ended November 30, 2015 included our share of after-tax results from our 19.5% ownership stake in a railcar manufacturer in Brazil.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $29.3 million for the three months ended November 30, 2015 compared to $3.2 million in the prior comparable period. These amounts primarily represent our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The increase of $26.1 million from the prior year is primarily a result of the joint venture operating at higher production rates and margins.

THE GREENBRIER COMPANIES, INC.

Liquidity and Capital Resources

(In thousands)	Three Months Ended November 30,
	2015	2014
Net cash used in operating activities	$(63,491)	$(53,830)
Net cash provided by (used in) investing activities	23,559	(31,771)
Net cash provided by financing activities	71,605	21,653
Effect of exchange rate changes	(6,970)	(2,010)

Net increase (decrease) in cash and cash equivalents	$24,703	$(65,958)

We have been financed through cash generated from operations and borrowings. At November 30, 2015, cash and cash equivalents were $197.6 million, an increase of $24.7 million from $172.9 million at August 31, 2015.

Cash used in operating activities was $63.5 million for the three months ended November 30, 2015 compared to $53.8 million for the three months ended November 30, 2014. The change from the prior year was primarily due to higher earnings, a change in working capital needs and an increase in leased railcars for syndication.

Cash provided by and used in investing activities primarily related to capital expenditures net of proceeds from the sale of assets. Cash provided by investing activities for the three months ended November 30, 2015 was $23.6 million compared to cash used in investing activities of $31.8 million for the three months ended November 30, 2014.

Capital expenditures totaled $15.6 million and $31.3 million for the three months ended November 30, 2015 and 2014. Proceeds from the sale of assets, which primarily related to sales of railcars from our lease fleet within Leasing & Services, were approximately $41.4 million and $2.1 million for the three months ended November 30, 2015 and 2014. Proceeds from the sale of assets for the three months ended November 30, 2015 included approximately $31.6 million of equipment that was transferred from Leased railcars for syndication to Equipment on operating leases, net and sold pursuant to a sale and leaseback.

Approximately $13.4 million and $21.5 million of capital expenditures for the three months ended November 30, 2015 and 2014 were attributable to Manufacturing operations. Capital expenditures for Manufacturing are expected to be approximately $55.0 million in 2016 and primarily relate to maintenance and enhancements of our existing manufacturing facilities.

Approximately $1.2 million and $8.0 million of capital expenditures for the three months ended November 30, 2015 and 2014 were attributable to Leasing & Services operations and corporate. Leasing & Services and corporate capital expenditures for 2016 are expected to be approximately $30.0 million. Proceeds from sales of leased railcar equipment are expected to be approximately $85.0 million for 2016. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity.

Wheels & Parts capital expenditures for the three months ended November 30, 2015 and 2014 were $1.0 million and $1.8 million and are expected to be approximately $9.0 million in 2016 for maintenance and enhancements of our existing facilities.

Cash provided by financing activities was $71.6 million for the three months ended November 30, 2015 compared to $21.7 million for the three months ended November 30, 2014. The change in cash provided by financing activities was primarily attributed to an increase in proceeds from debt, net of repayments.

A quarterly dividend of $0.20 per share was declared on January 6, 2016.

THE GREENBRIER COMPANIES, INC.

Since October 2013, the Board of Directors has authorized our company to repurchase in aggregate up to $225 million of our common stock. During the three months ended November 30, 2015 and 2014, we purchased a total of 521,626 and 378,695 shares for approximately $19.1 million and $23.1 million, respectively. As of November 30, 2015 we had cumulatively repurchased 2,673,165 shares for approximately $123.7 million and had $101.3 million available under the share repurchase program.

Senior secured credit facilities, consisting of three components, aggregated to $625.1 million as of November 30, 2015. We had an aggregate of $289.7 million available to draw down under committed credit facilities as of November 30, 2015. This amount consists of $216.5 million available on the North American credit facility, $15.1 million on the European credit facilities and $58.1 million on the Mexican joint venture credit facilities.

As of November 30, 2015, a $550.0 million revolving line of credit secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, maturing October 2020, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.75% or Prime plus 0.75% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of November 30, 2015, lines of credit totaling $15.1 million secured by certain of our European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.3%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from February 2016 through June 2017.

As of November 30, 2015 our Mexican joint venture had three lines of credit totaling $60.0 million. The first line of credit provides up to $10.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture will be able to draw amounts available under this facility through June 2016. The second line of credit provides up to $30.0 million and is fully guaranteed by us and our joint venture partner. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through January 2019. The third line of credit provides up to $20.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw amounts available under this facility through August 2017.

As of November 30, 2015, outstanding commitments under the senior secured credit facilities consisted of $80.1 million in letters of credit and $162.0 million in revolving notes under the North American credit facility and $1.9 million outstanding in revolving notes under the Mexican joint venture credit facilities.

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

As of November 30, 2015, the Mexican joint venture had $3.0 million of third party debt, of which we and our joint venture partner have each guaranteed approximately $1.5 million.

In accordance with customary business practices in Europe, we have $3.8 million in third party warranty guarantee facilities as of November 30, 2015. To date no amounts have been drawn under these guarantee facilities.

We made $0.6 million in cash contributions and $1.25 million in loans to GBW, an unconsolidated 50/50 joint venture with Watco, for the three months ended November 30, 2015. We expect to loan additional amounts of approximately $3.75 million during 2016. We are likely to make additional capital contributions or loans to GBW in the future. As of November 30, 2015, we had a $32.7 million note receivable balance from GBW.

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

Environmental costs - At times we may be involved in various proceedings related to environmental matters. We estimate future costs for known environmental remediation requirements and accrue for them when it is probable that we have incurred a liability and the related costs can be reasonably estimated based on currently available information. If further developments in or resolution of an environmental matter result in facts and circumstances that are significantly different than the assumptions used to develop these reserves, the accrual for environmental remediation could be materially understated or overstated. Adjustments to these liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or when expenditures for which reserves are established are made. Due to the uncertain nature of environmental matters, there can be no assurance that we will not become involved in future litigation or other proceedings or, if we were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to us.

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

We will periodically sell railcars with leases attached to financial investors. Revenue and cost of revenue associated with railcars that the Company has manufactured are recognized in Manufacturing once sold. Revenue and cost of revenue associated with railcars which were obtained from a third party and subsequently sold are recognized in Leasing & Services. In addition we will often perform management or maintenance services at market rates for these railcars. Pursuant to the guidance in Accounting Standards Codification (ASC) 840-20-40, we evaluate the terms of any remarketing agreements and any contractual provisions that represent retained risk and the level of retained risk based on those provisions. We determine whether the level of retained risk exceeds 10% of the individual fair value of the railcars with leases attached that are delivered. For any contracts with multiple elements (i.e. railcars, maintenance, management services, etc.) we allocate revenue among the deliverables primarily based upon objective and reliable evidence of the fair value of each element in the arrangement. If objective and reliable evidence of fair value of any element is not available, we will use the element’s estimated selling price for purposes of allocating the total arrangement consideration among the elements.

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

THE GREENBRIER COMPANIES, INC.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecast foreign currency sales. At November 30, 2015 exchange rates, forward exchange contracts for the purchase of Polish Zloty and the sale of Euro and U.S. Dollars and for the purchase of U.S. Dollars and the sale of Saudi Riyal aggregated to $458.8 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At November 30, 2015, net assets of foreign subsidiaries aggregated $51.8 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $5.2 million, or 0.7% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $94.8 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At November 30, 2015, 47% of our outstanding debt had fixed rates and 53% had variable rates. At November 30, 2015, a uniform 10% increase in variable interest rates would result in approximately $0.7 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE GREENBRIER COMPANIES, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 12 to Consolidated Financial Statements, Part I of this quarterly report.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended August 31, 2015. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended August 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since October 2013, the Board of Directors has authorized the Company to repurchase in aggregate up to $225 million of the Company’s common stock. The program may be modified, suspended or discontinued at any time without prior notice and currently has an expiration date of January 1, 2018. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period.

Shares repurchased under the share repurchase program during the three months ended November 30, 2015 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
September 1, 2015 – September 30, 2015	243,594	$36.63	243,594	$11,439,853
October 1, 2015 – October 31, 2015	257,858	$36.28	257,858	$102,085,163
November 1, 2015 – November 30, 2015	20,174	$39.67	20,174	$101,284,774

	521,626		521,626

[1]	In October 2015, the Board of Directors authorized a $100 million increase to the share repurchase program.

THE GREENBRIER COMPANIES, INC.

Item 6. Exhibits

(a) List of Exhibits:

10.1	Termination and Future Sharing Agreement, dated September 30, 2015, between Greenbrier Leasing Company and WLR-Greenbrier Rail Inc.*

10.2	Purchase and Sale Agreement, dated September 30, 2015, between Greenbrier Leasing Company and WL Ross-Greenbrier Rail I LLC*

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Certain confidential information contained in these Exhibits was omitted by means of redacting a portion of the text and replacing it with brackets and asterisks ([***]). These Exhibits have been filed separately with the SEC without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: January 7, 2016	By:	/s/ Mark J. Rittenbaum Mark J. Rittenbaum Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 7, 2016	By:	/s/ Adrian J. Downes Adrian J. Downes Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)