Form 10-Q/A
period 2015-11-30
GREENBRIER COMPANIES INC
filed 2016-03-25
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, without par value, outstanding on December 31, 2015 was 28,596,821 shares.

EXPLANATORY NOTE

The Greenbrier Companies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the period ended November 30, 2015 (the “Original Form 10-Q”), originally filed with the Securities and Exchange Commission on January 7, 2016. The purpose of this Amendment is to refile Exhibits 10.1 and 10.2 that were filed with the Original Form 10-Q to conform such exhibits to respond to comments received from the staff of the Securities and Exchange Commission on the confidential treatment request filed by the Company with respect to Exhibits 10.1 and 10.2. Item 6 of the Original Form 10-Q is hereby amended to include unredacted versions of Exhibits 10.1 and 10.2.

No revisions are being made to the Company’s financial statements. This Amendment speaks as of the original filing date, does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive and financial officers pursuant to Rule 13a-14(a) of the Exchange Act are filed herewith as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of such certifications have been omitted. Similarly, the Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a)	List of Exhibits:

10.1	Termination and Future Sharing Agreement, dated September 30, 2015, between Greenbrier Leasing Company and WLR-Greenbrier Rail Inc.

10.2	Purchase and Sale Agreement, dated September 30, 2015, between Greenbrier Leasing Company and WL Ross-Greenbrier Rail I LLC.

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.*

* Previously filed or furnished with the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2015, filed with the Securities and Exchange Commission on January 7, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: March 25, 2016	By:	/s/ Lorie L. Tekorius
Lorie L. Tekorius
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 25, 2016	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)