Form 10-Q
period 2016-02-29
GREENBRIER COMPANIES INC
filed 2016-04-05
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 29, 2016

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

The number of shares of the registrant’s common stock, without par value, outstanding on March 30, 2016 was 28,094,347 shares.

THE GREENBRIER COMPANIES, INC.

Forward-Looking Statements

From time to time, The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) or their representatives have made or may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

•	availability of financing sources and borrowing base for working capital, other business development activities, capital spending and leased railcars for syndication (sale of railcars with lease attached);

•	ability to renew, maintain or obtain sufficient credit facilities and financial guarantees on acceptable terms;

•	ability to utilize beneficial tax strategies;

•	ability to grow our businesses;

•	ability to obtain lease and sales contracts which provide adequate protection against attempted modifications or cancellations, changes in interest rates and increased costs of materials and components;

•	ability to obtain adequate insurance coverage at acceptable rates;

•	ability to convert backlog of railcar orders and lease syndication commitments;

•	ability to obtain adequate certification and licensing of products; and

•	short-term and long-term revenue and earnings effects of the above items.

The following factors, among others, could cause actual results or outcomes to differ materially from the forward-looking statements:

•	fluctuations in demand for newly manufactured railcars or marine barges;

•	fluctuations in demand for wheels, repair services and parts;

•	delays in receipt of orders, risks that contracts may be canceled or modified during their term, not renewed, unenforceable or breached by the customer and that customers may not purchase the amount of products or services under the contracts as anticipated;

•	ability to maintain sufficient availability of credit facilities and to maintain compliance with or to obtain appropriate amendments to covenants under various credit agreements;

•	domestic and global economic conditions including such matters as embargoes or quotas;

•	global political or security conditions in the U.S., Europe, Latin America and the Middle East including such matters as terrorism, war, civil disruption and crime;

•	sovereign risk related to international governments that includes, but is not limited to, governments stopping payments, repudiating their contracts, nationalizing private businesses and assets or altering foreign exchange regulations;

•	growth or reduction in the surface transportation industry;

•	ability to maintain good relationships with our labor force, third party labor providers and collective bargaining units representing our direct and indirect labor force;

•	ability to maintain good relationships with our customers and suppliers;

•	ability to renew or replace expiring customer contracts on satisfactory terms;

•	ability to obtain and execute suitable lease contracts for leased railcars for syndication;

•	steel and specialty component price fluctuations and availability, scrap surcharges, steel scrap prices and other commodity price fluctuations and availability and their impact on product demand and margin;

•	delay or failure of acquired businesses or joint ventures, assets, start-up operations, or new products or services to compete successfully;

•	changes in product mix and the mix of revenue levels among reporting segments;

THE GREENBRIER COMPANIES, INC.

•	labor disputes, energy shortages or operating difficulties that might disrupt operations or the flow of cargo;

•	production difficulties and product delivery delays as a result of, among other matters, costs or inefficiencies associated with expansion, start-up, or changing of production lines or changes in production rates, equipment failures, changing technologies, transfer of production between facilities or non-performance of alliance partners, subcontractors or suppliers;

•	lower than anticipated lease renewal rates, earnings on utilization based leases or residual values for leased equipment;

•	discovery of defects in railcars or services resulting in increased warranty costs or litigation;

•	physical damage, business interruption or product or service liability claims that exceed our insurance coverage;

•	commencement of and ultimate resolution or outcome of pending or future litigation and investigations;

•	natural disasters or severe weather patterns that may affect either us, our suppliers or our customers;

•	loss of business from, or a decline in the financial condition of, any of the principal customers that represent a significant portion of our total revenues;

•	competitive factors, including introduction of competitive products, new entrants into certain of our markets, price pressures, limited customer base, and competitiveness of our manufacturing facilities and products;

•	industry overcapacity and our manufacturing capacity utilization;

•	decreases or write-downs in carrying value of inventory, goodwill, intangibles or other assets due to impairment;

•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

•	changes in future maintenance or warranty requirements;

•	ability to adjust to the cyclical nature of the industries in which we operate;

•	changes in interest rates and financial impacts from interest rates;

•	ability and cost to maintain and renew operating permits;

•	actions or failures to act by various regulatory agencies including changing tank car or other rail car regulations;

•	potential environmental remediation obligations;

•	changes in commodity prices, including oil and gas;

•	risks associated with our intellectual property rights or those of third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;

•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;

•	availability of a trained work force at a reasonable cost and with reasonable terms of employment;

•	availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;

•	failure to successfully integrate joint ventures or acquired businesses;

•	discovery of previously unknown liabilities associated with acquired businesses;

•	failure of or delay in implementing and using new software or other technologies;

•	the impact of cybersecurity risks and the costs of mitigating and responding to a data security breach;

•	ability to replace maturing lease and management services revenue and earnings with revenue and earnings from new commercial transactions, including new railcar leases, additions to the lease fleet and new management services contracts;

•	credit limitations upon our ability to maintain effective hedging programs;

•	financial impacts from currency fluctuations and currency hedging activities in our worldwide operations;

•	increased costs or other impacts due to changes in legislation, regulations or accounting pronouncements; and

•	fraud, misconduct by employees and potential exposure to liabilities under the Foreign Corrupt Practices Act and other anti-corruption laws and regulations.

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

All references to years refer to the fiscal years ended August 31st unless otherwise noted.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Consolidated Balance Sheets

(In thousands, unaudited)

	February 29, 2016	August 31, 2015
Assets
Cash and cash equivalents	$283,541	$172,930
Restricted cash	8,877	8,869
Accounts receivable, net	228,072	196,029
Inventories	421,243	445,535
Leased railcars for syndication	179,975	212,534
Equipment on operating leases, net	235,171	255,391
Property, plant and equipment, net	310,019	303,135
Investment in unconsolidated affiliates	86,850	87,270
Intangibles and other assets, net	73,296	65,554
Goodwill	43,265	43,265

	$1,870,309	$1,790,512

Liabilities and Equity
Revolving notes	$75,000	$50,888
Accounts payable and accrued liabilities	401,010	455,213
Deferred income taxes	55,204	60,657
Deferred revenue	84,362	33,836
Notes payable	322,539	326,429
Commitments and contingencies (Note 12)
Equity:
Greenbrier
Preferred stock—without par value; 25,000 shares authorized; none outstanding	—	—
Common stock—without par value; 50,000 shares authorized; 28,094 and 28,907 shares outstanding at February 29, 2016 and August 31, 2015	—	—
Additional paid-in capital	272,502	295,444
Retained earnings	561,198	458,599
Accumulated other comprehensive loss	(32,760)	(21,205)

Total equity – Greenbrier	800,940	732,838
Noncontrolling interest	131,254	130,651

Total equity	932,194	863,489

	$1,870,309	$1,790,512

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Income

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Revenue
Manufacturing	$454,531	$505,241	$1,153,192	$885,190
Wheels & Parts	90,458	102,640	169,187	189,264
Leasing & Services	124,090	22,268	149,089	50,753

	669,079	630,149	1,471,468	1,125,207
Cost of revenue
Manufacturing	361,827	403,227	894,860	719,264
Wheels & Parts	81,388	92,768	154,390	169,640
Leasing & Services	105,973	8,844	117,562	22,925

	549,188	504,839	1,166,812	911,829
Margin	119,891	125,310	304,656	213,378
Selling and administrative expense	38,244	32,899	74,793	66,628
Net gain on disposition of equipment	(10,746)	(121)	(11,015)	(204)

Earnings from operations	92,393	92,532	240,878	146,954
Other costs
Interest and foreign exchange	1,417	1,929	6,853	5,070

Earnings before income taxes and earnings (loss) from unconsolidated affiliates	90,976	90,603	234,025	141,884
Income tax expense	(25,734)	(29,372)	(70,453)	(45,426)

Earnings before earnings (loss) from unconsolidated affiliates	65,242	61,231	163,572	96,458
Earnings (loss) from unconsolidated affiliates	974	(185)	1,357	570

Net earnings	66,216	61,046	164,929	97,028
Net earnings attributable to noncontrolling interest	(21,348)	(10,695)	(50,628)	(13,891)

Net earnings attributable to Greenbrier	$44,868	$50,351	$114,301	$83,137

Basic earnings per common share	$1.54	$1.86	$3.91	$3.04
Diluted earnings per common share	$1.41	$1.57	$3.55	$2.57
Weighted average common shares:
Basic	29,098	27,028	29,244	27,348
Diluted	32,360	33,073	32,542	33,395
Dividends declared per common share	$0.20	$0.15	$0.40	$0.30

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net earnings	$66,216	$61,046	$164,929	$97,028
Other comprehensive income
Translation adjustment	(1,165)	(6,241)	(5,132)	(9,691)
Reclassification of derivative financial instruments recognized in net earnings [1]	559	382	1,051	671
Unrealized gain (loss) on derivative financial instruments [2]	(1,478)	192	(7,530)	(114)
Other (net of tax effect)	(6)	8	(6)	6

	(2,090)	(5,659)	(11,617)	(9,128)

Comprehensive income	64,126	55,387	153,312	87,900
Comprehensive income attributable to noncontrolling interest	(21,359)	(10,608)	(50,566)	(13,756)

Comprehensive income attributable to Greenbrier	$42,767	$44,779	$102,746	$74,144

[1]	Net of tax effect of $0.2 million and $0.2 million for the three months ended February 29, 2016 and February

28, 2015 and $0.5 million and $0.4 million for the six months ended February 29, 2016 and February 28, 2015.

[2]	Net of tax effect of $0.9 million and $0.1 million for the three months ended February 29, 2016 and February

28, 2015 and $2.4 million and $0.5 million for the six months ended February 29, 2016 and February 28, 2015.

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Equity

(In thousands, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2015	28,907	$295,444	$458,599	$(21,205)	$732,838	$130,651	$863,489
Net earnings	—	—	114,301	—	114,301	50,628	164,929
Other comprehensive loss, net	—	—	—	(11,555)	(11,555)	(62)	(11,617)
Noncontrolling interest adjustments	—	—	—	—	—	2,815	2,815
Purchase of noncontrolling interest	—	—	—	—	—	(4)	(4)
Joint venture partner distribution declared	—	—	—	—	—	(52,774)	(52,774)
Restricted stock awards (net of cancellations)	242	(3,306)	—	—	(3,306)	—	(3,306)
Unamortized restricted stock	—	(789)	—	—	(789)	—	(789)
Restricted stock amortization	—	10,740	—	—	10,740	—	10,740
Excess tax benefit from restricted stock awards	—	2,786	—	—	2,786	—	2,786
Cash dividends	—	—	(11,702)	—	(11,702)	—	(11,702)
Repurchase of stock	(1,055)	(32,373)	—	—	(32,373)	—	(32,373)

Balance February 29, 2016	28,094	$272,502	$561,198	$(32,760)	$800,940	$131,254	$932,194

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2014	27,364	$235,763	$282,559	$(6,932)	$511,390	$62,331	$573,721
Net earnings	—	—	83,137	—	83,137	13,891	97,028
Other comprehensive income, net	—	—	—	(8,993)	(8,993)	(135)	(9,128)
Noncontrolling interest adjustments	—	—	—	—	—	21,824	21,824
Purchase of noncontrolling interest	—	—	—	—	—	(80)	(80)
Joint venture partner distribution declared	—	—	—	—	—	(4,565)	(4,565)
Restricted stock awards (net of cancellations)	(82)	(1,298)	—	—	(1,298)	—	(1,298)
Unamortized restricted stock	—	1,298	—	—	1,298	—	1,298
Restricted stock amortization	—	7,193	—	—	7,193	—	7,193
Excess tax benefit from restricted stock awards	—	3,858	—	—	3,858	—	3,858
Conversion of convertible notes	1	25	—	—	25	—	25
Cash dividends	—	—	(8,173)	—	(8,173)	—	(8,173)
Repurchase of stock	(863)	(46,946)	—	—	(46,946)	—	(46,946)

Balance February 28, 2015	26,420	$199,893	$357,523	$(15,925)	$541,491	$93,266	$634,757

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months Ended
	February 29, 2016	February 28, 2015
Cash flows from operating activities
Net earnings	$164,929	$97,028
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	(5,287)	(3,245)
Depreciation and amortization	27,842	22,398
Net gain on disposition of equipment	(11,015)	(204)
Stock based compensation expense	10,740	7,193
Noncontrolling interest adjustments	2,815	21,824
Other	491	549
Decrease (increase) in assets:
Accounts receivable, net	(30,356)	(6,256)
Inventories	21,922	(116,432)
Leased railcars for syndication	(15,391)	(75,564)
Other	(3,717)	(355)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(55,448)	37,521
Deferred revenue	41,790	7,750

Net cash provided by (used in) operating activities	149,315	(7,793)

Cash flows from investing activities
Proceeds from sales of assets	80,541	3,019
Capital expenditures	(27,974)	(53,856)
Investment in and advances to unconsolidated affiliates	(5,140)	(5,715)
Decrease (increase) in restricted cash	(8)	418
Other	2,640	467

Net cash provided by (used in) investing activities	50,059	(55,667)

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	26,000	53,000
Proceeds from revolving notes with maturities longer than 90 days	—	42,563
Repayments of revolving notes with maturities longer than 90 days	(1,888)	(18,081)
Repayments of notes payable	(3,730)	(3,740)
Debt issuance costs	(4,149)	—
Decrease in restricted cash	—	11,000
Repurchase of stock	(33,246)	(46,946)
Dividends	(11,575)	(8,016)
Cash distribution to joint venture partner	(53,543)	(4,422)
Excess tax benefit from restricted stock awards	2,786	3,858
Other	(6)	—

Net cash provided by (used in) financing activities	(79,351)	29,216

Effect of exchange rate changes	(9,412)	(5,160)
Increase (decrease) in cash and cash equivalents	110,611	(39,404)
Cash and cash equivalents
Beginning of period	172,930	184,916

End of period	$283,541	$145,512

Cash paid during the period for
Interest	$6,928	$7,439
Income taxes, net	$63,050	$50,570
Non-cash activity
Transfer from Leased railcars for syndication to Equipment on operating leases, net	$45,615	$3,313
Capital expenditures accrued in Accounts payable and accrued liabilities	$6,430	$4,451
Change in Accounts payable and accrued liabilities associated with repurchase of stock	$873	$—
Change in Accounts payable and accrued liabilities associated with cash distributions to joint venture partner	$769	$—
Change in Accounts payable and accrued liabilities associated with dividends declared	$(127)	$157

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) as of February 29, 2016, for the three and six months ended February 29, 2016 and for the three and six months ended February 28, 2015 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. The results of operations for the three and six months ended February 29, 2016 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2016.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (ASU 2016-02). The new guidance supersedes existing guidance on accounting for leases in Topic 840 and is intended to increase the transparency and comparability of accounting for lease transactions. ASU 2016-02 requires most leases to be recognized on the balance sheet. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The ASU will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a

THE GREENBRIER COMPANIES, INC.

modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company plans to adopt this guidance beginning September 1, 2019. The Company is evaluating the impact of this standard on its consolidated financial statements and disclosures.

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

During the three and six months ended February 29, 2016, the Company purchased a total of 533,061 and 1,054,687 shares for approximately $13.3 million and $32.4 million, respectively. As of February 29, 2016 the Company had cumulatively repurchased 3,206,226 shares for approximately $137.0 million and had $88.0 million available under the share repurchase program with an expiration date of January 1, 2018.

Note 2 – Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead. The following table summarizes the Company’s inventory balance:

(In thousands)	February 29, 2016	August 31, 2015
Manufacturing supplies and raw materials	$253,289	$311,880
Work-in-process	59,737	75,032
Finished goods	111,208	61,302
Excess and obsolete adjustment	(2,991)	(2,679)

	$421,243	$445,535

Note 3 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	February 29, 2016	August 31, 2015
Intangible assets subject to amortization:
Customer relationships	$64,504	$65,023
Accumulated amortization	(35,020)	(33,828)
Other intangibles	6,035	3,422
Accumulated amortization	(4,883)	(3,121)

	30,636	31,496
Intangible assets not subject to amortization	912	912
Prepaid and other assets	16,920	13,111
Nonqualified savings plan investments	13,988	11,815
Debt issuance costs, net	6,443	3,823
Assets held for sale	4,397	4,397

Total Intangible and other assets, net	$73,296	$65,554

Amortization expense for the three and six months ended February 29, 2016 was $2.5 million and $3.8 million and for the three and six months ended February 28, 2015 was $0.9 million and $1.8 million. Amortization expense for the years ending August 31, 2016, 2017, 2018, 2019 and 2020 is expected to be $5.9 million, $4.1 million, $3.4 million, $3.4 million and $3.4 million.

THE GREENBRIER COMPANIES, INC.

Note 4 – Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $625.3 million as of February 29, 2016.

As of February 29, 2016, a $550.0 million revolving line of credit, maturing October 2020, secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.75% or Prime plus 0.75% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of February 29, 2016, lines of credit totaling $15.3 million secured by certain of the Company’s European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.3%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from February 2017 through June 2017.

As of February 29, 2016, the Company’s Mexican joint venture has three lines of credit totaling $60.0 million. The first line of credit provides up to $10.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture will be able to draw amounts available under this facility through June 2016. The second line of credit provides up to $30.0 million and is fully guaranteed by the Company and its joint venture partner. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through January 2019. The third line of credit provides up to $20.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw amounts available under this facility through August 2017.

As of February 29, 2016, outstanding commitments under the senior secured credit facilities consisted of $81.3 million in letters of credit and $75.0 million in revolving notes under the North American credit facility.

As of August 31, 2015, outstanding commitments under the senior secured credit facilities consisted of $47.2 million in letters of credit and $49.0 million in revolving notes under the North American credit facility and $1.9 million outstanding in revolving notes under the Mexican joint venture credit facilities.

THE GREENBRIER COMPANIES, INC.

Note 5 – Accounts Payable and Accrued Liabilities

(In thousands)	February 29, 2016	August 31, 2015
Trade payables	$186,965	$263,665
Other accrued liabilities	82,766	64,584
Accrued payroll and related liabilities	63,451	70,836
Income taxes payable	31,330	22,465
Accrued maintenance	18,458	18,642
Accrued warranty	12,147	11,512
Other	5,893	3,509

	$401,010	$455,213

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

Warranty accrual activity:

	Three Months Ended		Six Months Ended
(In thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Balance at beginning of period	$11,609	$8,896	$11,512	$9,340
Charged to cost of revenue, net	1,463	1,299	2,884	1,946
Payments	(952)	(829)	(2,181)	(1,803)
Currency translation effect	27	(178)	(68)	(295)

Balance at end of period	$12,147	$9,188	$12,147	$9,188

THE GREENBRIER COMPANIES, INC.

Note 7 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Loss on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2015	$(2,194)	$(18,666)	$(345)	$(21,205)
Other comprehensive loss before reclassifications	(7,530)	(5,070)	(6)	(12,606)
Amounts reclassified from accumulated other comprehensive loss	1,051	—	—	1,051

Balance, February 29, 2016	$(8,673)	$(23,736)	$(351)	$(32,760)

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Income, with presentation location, were as follows:

	Three Months Ended
(In thousands)	February 29, 2016	February 28, 2015	Financial Statement Location
Loss on derivative financial instruments:
Foreign exchange contracts	$420	$127	Revenue and cost of revenue
Interest rate swap contracts	387	450	Interest and foreign exchange

	807	577	Total before tax
	(248)	(195)	Tax expense

	$559	$382	Net of tax

	Six Months Ended
(In thousands)	February 29, 2016	February 28, 2015	Financial Statement Location
Loss on derivative financial instruments:
Foreign exchange contracts	$686	$134	Revenue and cost of revenue
Interest rate swap contracts	833	907	Interest and foreign exchange

	1,519	1,041	Total before tax
	(468)	(370)	Tax expense

	$1,051	$671	Net of tax

THE GREENBRIER COMPANIES, INC.

Note 8 – Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended		Six Months Ended
(In thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Weighted average basic common shares outstanding (1)	29,098	27,028	29,244	27,348
Dilutive effect of 2018 Convertible notes (2)	3,203	6,044	3,190	6,044
Dilutive effect of 2026 Convertible notes (3)	—	1	—	3
Dilutive effect of performance based restricted stock units (4)	59	—	108	—

Weighted average diluted common shares outstanding	32,360	33,073	32,542	33,395

(1)	Restricted stock grants and restricted stock units, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position.
(2)	The dilutive effect of the 2018 Convertible notes was included for the three and six months ended February 29, 2016 and the three and six months ended February 28, 2015 as they were considered dilutive under the “if converted” method as further discussed below.
(3)	The dilutive effect of the 2026 Convertible notes was excluded for the three and six months ended February 29, 2016 as the average stock price was less than the conversion price of $47.33 and therefore was considered anti-dilutive. The effect of the 2026 Convertible notes was included for the three and six months ended February 28, 2015 as the average stock price was greater than the applicable conversion price, as further described below.
(4)	Restricted stock units that are subject to performance criteria, for which actual levels of performance above target have been achieved, are included in weighted average diluted common shares outstanding when the Company is in a net earnings position.

Dilutive EPS is calculated using the more dilutive of two approaches. The first approach includes the dilutive effect, using the treasury stock method, associated with shares underlying the 2026 Convertible notes and performance based restricted stock units that are subject to performance criteria, for which actual levels of performance above target have been achieved. The second approach supplements the first by including the “if converted” effect of the 2018 Convertible notes issued in March 2011. Under the “if converted” method, debt issuance and interest costs, both net of tax, associated with the convertible notes are added back to net earnings and the share count is increased by the shares underlying the convertible notes. The 2026 Convertible notes are included in the calculation of both approaches using the treasury stock method when the average stock price is greater than the applicable conversion price.

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net earnings attributable to Greenbrier	$44,868	$50,351	$114,301	$83,137
Add back:
Interest and debt issuance costs on the 2018 Convertible notes, net of tax	733	1,416	1,229	2,832

Earnings before interest and debt issuance costs on convertible notes	$45,601	$51,767	$115,530	$85,969

Weighted average diluted common shares outstanding	32,360	33,073	32,542	33,395
Diluted earnings per share (1)	$1.41	$1.57	$3.55	$2.57

(1)	Diluted earnings per share was calculated as follows:

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

Compensation expense for restricted stock and restricted stock unit grants was $5.4 million and $10.7 million for the three and six months ended February 29, 2016, respectively and $3.8 million and $7.2 million for the three and six months ended February 28, 2015, respectively. Compensation expense related to restricted stock and restricted stock unit grants is recorded in Selling and administrative expense and Cost of revenue on the Consolidated Statements of Income.

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

At February 29, 2016 exchange rates, forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros and U.S. Dollars; the purchase of Mexican Pesos and the sale of U.S. Dollars; and for the purchase of U.S. Dollars and the sale of Saudi Riyals aggregated to $430.6 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when there is a loss, or as Accounts receivable, net when there is a gain. As the contracts mature at various dates through September 2018, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence.

At February 29, 2016, an interest rate swap agreement maturing in March 2020 had a notional amount of $93.9 million. The fair value of the contract is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At February 29, 2016 interest rates, approximately $1.4 million would be reclassified to interest expense in the next 12 months.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		February 29, 2016	August 31, 2015		February 29, 2016	August 31, 2015
(In thousands)	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$4,699	$1,820	Accounts payable and accrued liabilities	$7,128	$737
Interest rate swap contracts	Intangibles and other assets, net	—	—	Accounts payable and accrued liabilities	3,761	2,393

		$4,699	$1,820		$10,889	$3,130

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$—	$93	Accounts payable and accrued liabilities	$108	$76

THE GREENBRIER COMPANIES, INC.

The Effect of Derivative Instruments on the Statements of Income

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives six months ended
		February 29, 2016	February 28, 2015
Foreign forward exchange contract	Interest and foreign exchange	$(436)	$81
Interest rate swap contracts	Interest and foreign exchange	138	69

		$(298)	$150

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) six months ended		Location of loss reclassified from accumulated OCI into income	Loss reclassified from accumulated OCI into income (effective portion) six months ended		Location of gain on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain recognized on derivative (ineffective portion and amount excluded from effectiveness testing) six months ended
	2/29/16	2/28/15		2/29/16	2/28/15		2/29/16	2/28/15
Foreign forward exchange contracts	$(6,756)	$1,204	Revenue	$(491)	$(134)	Revenue	$3,795	$792
Foreign forward exchange contracts	(982)	—	Cost of revenue	(195)	—	Cost of revenue	23	—
Interest rate swap contracts	(2,278)	(1,925)	Interest and foreign exchange	(833)	(907)	Interest and foreign exchange	—	—

	$(10,016)	$(721)		$(1,519)	$(1,041)		$3,818	$792

Note 11 – Segment Information

Greenbrier operates in four reportable segments: Manufacturing; Wheels & Parts; Leasing & Services; and GBW Joint Venture. The results of GBW Joint Venture are included as part of Earnings from unconsolidated affiliates as the Company accounts for its interest in GBW Railcar Services LLC (GBW) under the equity method of accounting.

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

THE GREENBRIER COMPANIES, INC.

For the three months ended February 29, 2016:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$454,531	$—	$454,531	$78,798	$17	$78,815
Wheels & Parts	90,458	7,200	97,658	6,506	761	7,267
Leasing & Services	124,090	3,133	127,223	24,412	3,133	27,545
Eliminations	—	(10,333)	(10,333)	—	(3,911)	(3,911)
Corporate	—	—	—	(17,323)	—	(17,323)

	$669,079	$—	$669,079	$92,393	$—	$92,393

For the six months ended February 29, 2016:
	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,153,192	$—	$1,153,192	$232,502	$17	$232,519
Wheels & Parts	169,187	14,016	183,203	9,909	1,445	11,354
Leasing & Services	149,089	9,843	158,932	34,370	9,843	44,213
Eliminations	—	(23,859)	(23,859)	—	(11,305)	(11,305)
Corporate	—	—	—	(35,903)	—	(35,903)

	$1,471,468	$—	$1,471,468	$240,878	$—	$240,878

For the three months ended February 28, 2015:
	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$505,241	$81	$505,322	$90,876	$9	$90,885
Wheels & Parts	102,640	5,934	108,574	7,976	653	8,629
Leasing & Services	22,268	18,627	40,895	9,811	18,627	28,438
Eliminations	—	(24,642)	(24,642)	—	(19,289)	(19,289)
Corporate	—	—	—	(16,131)	—	(16,131)

	$630,149	$—	$630,149	$92,532	$—	$92,532

For the six months ended February 28, 2015:
	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$885,190	$7,501	$892,691	$142,927	$795	$143,722
Wheels & Parts	189,264	12,845	202,109	15,908	1,437	17,345
Leasing & Services	50,753	31,811	82,564	20,853	31,811	52,664
Eliminations	—	(52,157)	(52,157)	—	(34,043)	(34,043)
Corporate	—	—	—	(32,734)	—	(32,734)

	$1,125,207	$—	$1,125,207	$146,954	$—	$146,954

	Total assets
(In thousands)	February 29, 2016	August 31, 2015
Manufacturing	$624,961	$675,409
Wheels & Parts	307,724	291,798
Leasing & Services	551,763	549,073
Unallocated	385,861	274,232

	$1,870,309	$1,790,512

THE GREENBRIER COMPANIES, INC.

Reconciliation of Earnings from operations to Earnings before income tax and earnings (loss) from unconsolidated affiliates:

	Three Months Ended		Six Months Ended
(In thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Earnings from operations	$92,393	$92,532	$240,878	$146,954
Interest and foreign exchange	1,417	1,929	6,853	5,070

Earnings before income tax and earnings from unconsolidated affiliates	$90,976	$90,603	$234,025	$141,884

The results of operations for the GBW Joint Venture are accounted for under the equity method of accounting. The GBW Joint Venture is the Company’s fourth reportable segment and information as of February 29, 2016 and August 31, 2015, for the three and six months ended February 29, 2016 and for the three and six months ended February 28, 2015 are included in the tables below.

	Three Months Ended		Six Months Ended
(In thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Revenue	$97,700	$83,315	$193,682	$165,857
Earnings (loss) from operations	$3,626	$(1,992)	$6,034	$(1,734)

	Total Assets
	February 29, 2016	August 31, 2015
GBW (1)	$247,707	$239,871

(1)	Includes goodwill and intangible assets of $95.2 million and $96.9 million as of February 29, 2016 and August 31, 2015.

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

As of February 29, 2016, the Mexican joint venture had $0.9 million of third party debt outstanding, for which the Company and its joint venture partner had each guaranteed approximately $0.4 million.

As of February 29, 2016, the Company had outstanding letters of credit aggregating $81.3 million associated with performance guarantees, facility leases and workers compensation insurance.

The Company made $2.6 million in cash contributions and $2.5 million in loans to GBW, an unconsolidated 50/50 joint venture, for the six months ended February 29, 2016. The Company expects to loan additional amounts of approximately $2.5 million during 2016. The Company is likely to make additional capital contributions or loans to GBW in the future. As of February 29, 2016, the Company had a $34.0 million note receivable balance from GBW which is included on the Consolidated Balance Sheet in Accounts receivable, net.

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

Level 1	-	observable inputs such as unadjusted quoted prices in active markets for identical instruments;
Level 2	-	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and
Level 3	-	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of February 29, 2016 were:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$4,699	$—	$4,699	$—
Nonqualified savings plan investments	13,988	13,988	—	—
Cash equivalents	5,076	5,076	—	—

	$23,763	$19,064	$4,699	$—

Liabilities:
Derivative financial instruments	$10,997	$—	$10,997	$—

(1)	Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 10 Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2015 were:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$1,913	$—	$1,913	$—
Nonqualified savings plan investments	11,815	11,815	—	—
Cash equivalents	5,071	5,071	—	—

	$18,799	$16,886	$1,913	$—

Liabilities:
Derivative financial instruments	$3,206	$—	$3,206	$—

THE GREENBRIER COMPANIES, INC.

Note 14 – Related Party Transactions

In April 2010, WLR–Greenbrier Rail Inc. (WLR-GBX) was formed and acquired a lease fleet of nearly 4,000 railcars valued at approximately $256.0 million. WLR-GBX is wholly owned by affiliates of WL Ross & Co, LLC (WL Ross) and a member of the Company’s board of directors, Wendy Teramoto, is also an affiliate of WL Ross. In September 2015, the Company purchased the entire remaining WLR-GBX lease fleet of 3,885 railcars for approximately $148.0 million plus a $1.0 million fee. The transaction was approved by the Company’s disinterested, independent directors. The Company intends to sell the railcars and underlying attached leases to third parties in the short-term and therefore has classified these railcars as Leased railcars for syndication on the Company’s Consolidated Balance Sheet. During the three months ended February 29, 2016, the Company sold to third parties 2,567 of these railcars with the underlying leases attached for $123.8 million. The Company recognized revenue on 1,979 of these railcars for $100.3 million and deferred revenue recognition on 588 of these railcars for $23.5 million due to the Company’s continuing involvement.

The Company and WL Ross have agreed that the Company will receive a preferred return on the proceeds of the sale of the portfolio, after which it will share a portion of the profits with WL Ross up to certain defined levels. The Company is first entitled to recoup its total investment plus a rate of return of 25%. The Company and WL Ross will then share in the profits up to certain defined levels. Once those defined levels have been met, the Company is entitled to receive 100% of the remaining profits. As of February 29, 2016, the Company has accrued $14.1 million which represents the portion of the profits for sales through February 29, 2016 that it anticipates will be paid to WL Ross pursuant to this agreement.

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

The following represents the supplemental consolidating condensed financial information of Greenbrier and its guarantor and non-guarantor subsidiaries, as of February 29, 2016 and August 31, 2015, for the three and six months ended February 29, 2016 and for the three and six months ended February 28, 2015. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non-guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Balance Sheet

February 29, 2016

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$128,078	$1,073	$154,390	$—	$283,541
Restricted cash	—	1,973	6,904	—	8,877
Accounts receivable, net	4,677	580,026	21,066	(377,697)	228,072
Inventories	—	243,198	190,272	(12,227)	421,243
Leased railcars for syndication	—	185,410	—	(5,435)	179,975
Equipment on operating leases, net	—	235,311	2,703	(2,843)	235,171
Property, plant and equipment, net	9,019	101,754	199,246	—	310,019
Goodwill	—	43,265	—	—	43,265
Investment in unconsolidated affiliates	1,313,934	183,369	19,857	(1,430,310)	86,850
Intangibles and other assets, net	20,878	46,181	16,346	(10,109)	73,296

	$1,476,586	$1,621,560	$610,784	$(1,838,621)	$1,870,309

Liabilities and Equity
Revolving notes	$75,000	$—	$—	$—	$75,000
Accounts payable and accrued liabilities	419,016	232,014	177,737	(427,757)	401,010
Deferred income taxes	14,984	60,162	—	(19,942)	55,204
Deferred revenue	32,732	47,113	—	4,517	84,362
Notes payable	133,914	187,750	875	—	322,539
Total equity—Greenbrier	800,940	1,094,521	301,227	(1,395,748)	800,940
Noncontrolling interest	—	—	130,945	309	131,254

Total equity	800,940	1,094,521	432,172	(1,395,439)	932,194

	$1,476,586	$1,621,560	$610,784	$(1,838,621)	$1,870,309

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Income

For the three months ended February 29, 2016

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$(2,096)	$255,398	$404,793	$(203,564)	$454,531
Wheels & Parts	—	91,371	—	(913)	90,458
Leasing & Services	(784)	124,833	1	40	124,090

	(2,880)	471,602	404,794	(204,437)	669,079
Cost of revenue
Manufacturing	—	231,052	329,639	(198,864)	361,827
Wheels & Parts	—	82,152	—	(764)	81,388
Leasing & Services	—	106,000	—	(27)	105,973

	—	419,204	329,639	(199,655)	549,188
Margin	(2,880)	52,398	75,155	(4,782)	119,891
Selling and administrative	17,477	10,759	9,799	209	38,244
Net gain on disposition of equipment	—	(10,486)	1	(261)	(10,746)

Earnings (loss) from operations	(20,357)	52,125	65,355	(4,730)	92,393
Other costs
Interest and foreign exchange	3,106	1,899	(3,302)	(286)	1,417

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(23,463)	50,226	68,657	(4,444)	90,976
Income tax (expense) benefit	1,220	(17,830)	(10,344)	1,220	(25,734)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(22,243)	32,396	58,313	(3,224)	65,242
Earnings (loss) from unconsolidated affiliates	67,111	12,132	(2)	(78,267)	974

Net earnings (loss)	44,868	44,528	58,311	(81,491)	66,216
Net (earnings) loss attributable to noncontrolling interest	—	—	(23,901)	2,553	(21,348)

Net earnings (loss) attributable to Greenbrier	$44,868	$44,528	$34,410	$(78,938)	$44,868

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Income

For the six months ended February 29, 2016

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$3,047	$627,243	$916,785	$(393,883)	$1,153,192
Wheels & Parts	—	170,452	—	(1,265)	169,187
Leasing & Services	60	149,015	1	13	149,089

	3,107	946,710	916,786	(395,135)	1,471,468
Cost of revenue
Manufacturing	—	528,590	755,105	(388,835)	894,860
Wheels & Parts	—	155,494	—	(1,104)	154,390
Leasing & Services	—	117,613	—	(51)	117,562

	—	801,697	755,105	(389,990)	1,166,812
Margin	3,107	145,013	161,681	(5,145)	304,656
Selling and administrative	33,892	19,845	20,722	334	74,793
Net gain on disposition of equipment	—	(10,642)	2	(375)	(11,015)

Earnings (loss) from operations	(30,785)	135,810	140,957	(5,104)	240,878
Other costs
Interest and foreign exchange	6,340	3,272	(2,473)	(286)	6,853

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(37,125)	132,538	143,430	(4,818)	234,025
Income tax (expense) benefit	(3,523)	(45,150)	(22,927)	1,147	(70,453)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(40,648)	87,388	120,503	(3,671)	163,572
Earnings (loss) from unconsolidated affiliates	154,949	14,106	(364)	(167,334)	1,357

Net earnings (loss)	114,301	101,494	120,139	(171,005)	164,929
Net (earnings) loss attributable to noncontrolling interest	—	—	(53,443)	2,815	(50,628)

Net earnings (loss) attributable to Greenbrier	$114,301	$101,494	$66,696	$(168,190)	$114,301

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the three months ended February 29, 2016

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$44,868	$44,528	$58,311	$(81,491)	$66,216
Other comprehensive income (loss)
Translation adjustment	1,527	—	(1,165)	(1,527)	(1,165)
Reclassification of derivative financial instruments recognized in net earnings (loss)	—	240	319	—	559
Unrealized loss on derivative financial instruments	(96)	(1,046)	(336)	—	(1,478)
Other (net of tax effect)	—	—	(6)	—	(6)

	1,431	(806)	(1,188)	(1,527)	(2,090)

Comprehensive income (loss)	46,299	43,722	57,123	(83,018)	64,126
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(23,912)	2,553	(21,359)

Comprehensive income (loss) attributable to Greenbrier	$46,299	$43,722	$33,211	$(80,465)	$42,767

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the six months ended February 29, 2016

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$114,301	$101,494	$120,139	$(171,005)	$164,929
Other comprehensive income (loss)
Translation adjustment	1,527	—	(5,132)	(1,527)	(5,132)
Reclassification of derivative financial instruments recognized in net earnings (loss)	—	516	535	—	1,051
Unrealized loss on derivative financial instruments	(28)	(1,412)	(6,090)	—	(7,530)
Other (net of tax effect)	—	—	(6)	—	(6)

	1,499	(896)	(10,693)	(1,527)	(11,617)

Comprehensive income (loss)	115,800	100,598	109,446	(172,532)	153,312
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(53,381)	2,815	(50,566)

Comprehensive income (loss) attributable to Greenbrier	$115,800	$100,598	$56,065	$(169,717)	$102,746

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the six months ended February 29, 2016

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$114,301	$101,494	$120,139	$(171,005)	$164,929
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	15,569	(12,164)	435	(9,127)	(5,287)
Depreciation and amortization	1,344	15,713	10,836	(51)	27,842
Net (gain) loss on disposition of equipment	—	(10,642)	2	(375)	(11,015)
Stock based compensation expense	10,740	—	—	—	10,740
Noncontrolling interest adjustments	—	—	—	2,815	2,815
Other	—	(54)	544	1	491
Decrease (increase) in assets:
Accounts receivable, net	44,794	(15,521)	842	(60,471)	(30,356)
Inventories	—	(52,405)	65,809	8,518	21,922
Leased railcars for syndication	—	(9,817)	—	(5,574)	(15,391)
Other	(1,419)	(1,199)	(54,642)	53,543	(3,717)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(29,978)	(50,920)	(27,894)	53,344	(55,448)
Deferred revenue	32,732	9,058	—	—	41,790

Net cash provided by (used in) operating activities	188,083	(26,457)	116,071	(128,382)	149,315

Cash flows from investing activities:
Proceeds from sales of assets	—	80,541	—	—	80,541
Capital expenditures	(1,961)	(6,423)	(19,590)	—	(27,974)
Investment in and net advances to unconsolidated affiliates	(122,431)	(12,618)	—	129,909	(5,140)
Increase in restricted cash	—	(7)	(1)	—	(8)
Other	2,640	—	—	—	2,640

Net cash provided by (used in) investing activities	(121,752)	61,493	(19,591)	129,909	50,059

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	26,000	—	—	—	26,000
Proceeds from revolving notes with maturities longer than 90 days	—	—	—	—	—
Repayment of revolving notes with maturities longer than 90 days	—	—	(1,888)	—	(1,888)
Repayments of notes payable	—	(3,511)	(219)	—	(3,730)
Debt issuance costs	(4,149)	—	—	—	(4,149)
Intercompany advances	26,896	(28,589)	1,693	—	—
Repurchase of stock	(33,246)	—	—	—	(33,246)
Dividends	(11,575)	—	—	—	(11,575)
Cash distribution to joint venture	—	—	(53,543)	—	(53,543)
Excess tax benefit from restricted stock awards	2,786	—	—	—	2,786
Other	—	—	(6)	—	(6)

Net cash provided by (used in) financing activities	6,712	(32,100)	(53,963)	—	(79,351)

Effect of exchange rate changes	1,500	(1,982)	(7,403)	(1,527)	(9,412)
Increase in cash and cash equivalents	74,543	954	35,114	—	110,611
Cash and cash equivalents
Beginning of period	53,535	119	119,276	—	172,930

End of period	$128,078	$1,073	$154,390	$—	$283,541

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

THE GREENBRIER COMPANIES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in four reportable segments: Manufacturing; Wheels & Parts; Leasing & Services; and GBW Joint Venture. Our segments are operationally integrated. The Manufacturing segment, operating from facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Wheels & Parts segment performs wheel and axle servicing, as well as production of a variety of parts for the railroad industry in North America. The Leasing & Services segment owns approximately 9,400 railcars (5,900 railcars held as equipment on operating leases, 2,900 held as leased railcars for syndication and 600 held as finished goods inventory) and provides management services for approximately 257,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. The GBW Joint Venture segment provides repair services at over 30 locations across North America, including more than 10 tank car repair and maintenance facilities certified by the Association of American Railroads (AAR). The results of these operations were included as part of Earnings (loss) from unconsolidated affiliates as we account for our interest in GBW under the equity method of accounting. We also produce rail castings and tank heads through unconsolidated joint ventures and have a 19.5% ownership stake in a railcar manufacturer in Brazil with an option to acquire an additional 40.5% ownership interest, which can be exercised no later than December 30, 2017.

Our total manufacturing backlog of railcar units as of February 29, 2016 was approximately 34,100 units with an estimated value of $3.96 billion, of which 29,700 units with a value of $3.57 billion are for direct sales and 4,400 units with a value of $0.39 billion are intended for syndications to third parties with a lease attached. Backlog as of February 28, 2015 was approximately 46,000 units with an estimated value of $4.78 billion. Currently, no orders in our February 29, 2016 backlog are intended to be placed into our owned lease fleet. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future, which may impact the dollar amount of backlog. Marine backlog as of February 29, 2016 was $18 million compared to $78 million as of February 28, 2015.

Our backlog of railcar units and marine vessels is not necessarily indicative of future results of operations. Certain orders in backlog are subject to customary documentation and completion of terms. Customer orders contain terms and conditions customary in the industry. Customers may attempt to cancel or modify orders in backlog. In most cases, little variation has been experienced between the quantity ordered and the quantity actually delivered, though the timing of deliveries may be modified from time to time. We cannot guarantee that our reported railcar backlog will convert to revenue in any particular period, if at all.

In September 2015, we purchased a portfolio of 3,885 railcars from a related party for approximately $148.0 million plus a $1.0 million fee. We intend to resell the railcars and underlying attached leases to third parties in the short-term and therefore have classified these railcars as Leased railcars for syndication on our Consolidated Balance Sheet. During the three months ended February 29, 2016, we sold to third parties 2,567 of these railcars with the underlying leases attached for $123.8 million. We recognized revenue on 1,979 of these railcars for $100.3 million and deferred revenue recognition on 588 of these railcars for $23.5 million due to our continuing involvement. The gross proceeds from the sale of these railcars with leases attached were recorded as revenue and the cost of purchasing these railcars was recorded in cost of revenue within our Leasing & Services segment.

THE GREENBRIER COMPANIES, INC.

Three Months Ended February 29, 2016 Compared to Three Months Ended February 28, 2015

Overview

Revenue, cost of revenue, margin and operating profit presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three Months Ended
(In thousands)	February 29, 2016	February 28, 2015
Revenue:
Manufacturing	$454,531	$505,241
Wheels & Parts	90,458	102,640
Leasing & Services	124,090	22,268

	669,079	630,149
Cost of revenue:
Manufacturing	361,827	403,227
Wheels & Parts	81,388	92,768
Leasing & Services	105,973	8,844

	549,188	504,839
Margin:
Manufacturing	92,704	102,014
Wheels & Parts	9,070	9,872
Leasing & Services	18,117	13,424

	119,891	125,310
Selling and administrative	38,244	32,899
Net gain on disposition of equipment	(10,746)	(121)

Earnings from operations	92,393	92,532
Interest and foreign exchange	1,417	1,929

Earnings before income taxes and earnings (loss) from unconsolidated affiliates	90,976	90,603
Income tax expense	(25,734)	(29,372)

Earnings before earnings (loss) from unconsolidated affiliates	65,242	61,231
Earnings (loss) from unconsolidated affiliates	974	(185)

Net earnings	66,216	61,046
Net earnings attributable to noncontrolling interest	(21,348)	(10,695)

Net earnings attributable to Greenbrier	$44,868	$50,351

Diluted earnings per common share	$1.41	$1.57

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Three Months Ended
(In thousands)	February 29, 2016	February 28, 2015
Operating profit (loss):
Manufacturing	$78,798	$90,876
Wheels & Parts	6,506	7,976
Leasing & Services	24,412	9,811
Corporate	(17,323)	(16,131)

	$92,393	$92,532

THE GREENBRIER COMPANIES, INC.

Consolidated Results

(In thousands)	Three Months Ended		Increase (Decrease)	% Change
	February 29, 2016	February 28, 2015
Revenue	$669,079	$630,149	$38,930	6.2%
Cost of revenue	$549,188	$504,839	$44,349	8.8%
Margin (%)	17.9%	19.9%	(2.0%)	*
Net earnings attributable to Greenbrier	$44,868	$50,351	$(5,483)	(10.9%)

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period which causes fluctuations in our results of operations.

The 6.2% increase in revenue for the three months ended February 29, 2016 as compared to the three months ended February 28, 2015 was primarily due to a 457.3% increase in Leasing & Services revenue which was primarily the result of the sale of railcars that we purchased from a related third party. This was partially offset by a 10.0% decrease in Manufacturing revenue primarily due to a 14% decrease in the volume of railcar deliveries. In addition, the increase in Leasing & Services revenue was partially offset by an 11.9% decrease in Wheels & Parts revenue as a result of lower wheel set, component and parts volumes due to a decrease in demand and a decrease in scrap metal pricing.

The 8.8% increase in cost of revenue for the three months ended February 29, 2016 as compared to the three months ended February 28, 2015 was due to an increase in Leasing & Services cost of revenue which was the result of costs associated with the sale of railcars that we purchased from a related third party. This was partially offset by a 10.3% decrease in Manufacturing cost of revenue primarily due to a decrease of 14% in the volume of railcar deliveries. In addition, the increase in Leasing & Services cost of revenue was partially offset by a 12.3% decrease in Wheels & Parts cost of revenue due to lower wheel set, component and parts costs associated with decreased volumes.

Margin as a percentage of revenue was 17.9% and 19.9% for the three months ended February 29, 2016 and February 28, 2015, respectively. The overall 2.0% decrease in margin percentage was due to a decrease in Leasing & Services margin. Leasing & Services margin decreased to 14.6% from 60.3% primarily as a result of a lower margin percentage on the syndication of railcars purchased from a related third party. This was partially offset by an increase in Manufacturing margin to 20.4% from 20.2% due to a change in product mix. In addition, the decrease in Leasing & Services margin was partially offset by an increase in Wheels & Parts margin to 10.0% from 9.6% primarily due to a more favorable parts product mix.

The $5.5 million decrease in net earnings for the three months ended February 29, 2016 as compared to the three months ended February 28, 2015 was primarily attributable to a decrease in margin due to lower railcar deliveries and an increase in net earnings attributable to noncontrolling interest. These were partially offset by an increase in net gain on disposition of equipment as compared to the prior comparable period.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

(In thousands)	Three Months Ended		Increase (Decrease)	% Change
	February 29, 2016	February 28, 2015
Revenue	$454,531	$505,241	$(50,710)	(10.0%)
Cost of revenue	$361,827	$403,227	$(41,400)	(10.3%)
Margin (%)	20.4%	20.2%	0.2%	*
Operating profit ($)	$78,798	$90,876	$(12,078)	(13.3%)
Operating profit (%)	17.3%	18.0%	(0.7%)	*
Deliveries	4,500	5,200	(700)	(13.5%)

*	Not meaningful

Manufacturing revenue was $454.5 million and $505.2 million for the three months ended February 29, 2016 and February 28, 2015, respectively. Manufacturing revenue decreased $50.7 million or 10.0% primarily due to a 14% decrease in the volume of railcar deliveries. This was partially offset by a mix which had a higher average selling price as compared to the prior comparable period as a result of a change in product mix.

Manufacturing cost of revenue was $361.8 million and $403.2 million for the three months ended February 29, 2016 and February 28, 2015, respectively. Cost of revenue decreased $41.4 million or 10.3% due to a decrease of 14% in the volume of railcar deliveries. This was partially offset by an increase in cost of revenue associated with a mix which had a higher average labor and material content.

Manufacturing margin as a percentage of revenue for the three months ended February 29, 2016 was 20.4% compared to 20.2% for the three months ended February 28, 2015. The 0.2% increase in margin was primarily due to a change in product mix partially offset by lower volumes of new railcar sales with leases attached which typically result in higher sales prices and margins.

Manufacturing operating profit was $78.8 million or 17.3% of revenue for the three months ended February 29, 2016 and $90.9 million or 18.0% of revenue for the three months ended February 28, 2015. The $12.1 million or 13.3% decrease in operating profit was primarily attributed to a decrease in margin due to lower railcar deliveries.

THE GREENBRIER COMPANIES, INC.

Wheels & Parts Segment

(In thousands)	Three Months Ended		Increase (Decrease)	% Change
	February 29, 2016	February 28, 2015
Revenue	$90,458	$102,640	$(12,182)	(11.9%)
Cost of revenue	$81,388	$92,768	$(11,380)	(12.3%)
Margin (%)	10.0%	9.6%	0.4%	*
Operating profit ($)	$6,506	$7,976	$(1,470)	(18.4%)
Operating profit (%)	7.2%	7.8%	(0.6%)	*

*	Not meaningful

Wheels & Parts revenue was $90.5 million and $102.6 million for the three months ended February 29, 2016 and February 28, 2015, respectively. The $12.2 million or 11.9% decrease in revenue was primarily a result of lower wheel set, component and parts volumes due to a decrease in demand and a decrease in scrap metal pricing.

Wheels & Parts cost of revenue was $81.4 million and $92.8 million for the three months ended February 29, 2016 and February 28, 2015, respectively. Cost of revenue decreased $11.4 million or 12.3% primarily due to lower wheel set, component and parts costs associated with decreased volumes.

Wheels & Parts margin as a percentage of revenue for the three months ended February 29, 2016 was 10.0% compared to 9.6% for the three months ended February 28, 2015. The increase in margin was primarily due to a more favorable parts product mix partially offset by a decrease in scrap metal pricing.

Wheels & Parts operating profit was $6.5 million or 7.2% of revenue for the three months ended February 29, 2016 and $8.0 million or 7.8% of revenue for the three months ended February 28, 2015. The $1.5 million or 18.4% decrease in operating profit was primarily attributed to a decrease in margin due to a decrease in volumes.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

(In thousands)	Three Months Ended		Increase (Decrease)	% Change
	February 29, 2016	February 28, 2015
Revenue	$124,090	$22,268	$101,822	457.3%
Cost of revenue	$105,973	$8,844	$97,129	1,098.2%
Margin (%)	14.6%	60.3%	(45.7%)	*
Operating profit ($)	$24,412	$9,811	$14,601	148.8%
Operating profit (%)	19.7%	44.1%	(24.4%)	*

*	Not meaningful

Leasing & Services revenue was $124.1 million and $22.3 million for the three months ended February 29, 2016 and February 28, 2015, respectively. The $101.8 million or 457.3% increase in revenue was primarily the result of the sale of railcars for $100.3 million that we purchased from a related third party with the intent to resell them. The gross proceeds from the sale of these railcars with leases attached were recorded as revenue and the cost of purchasing these railcars was recorded in cost of revenue. The increase in revenue was also attributed to a higher average volume of rent-producing leased railcars for syndication, which are held short term and classified as Leased railcars for syndication on our Consolidated Balance Sheet.

Leasing & Services cost of revenue was $106.0 million and $8.8 million for the three months ended February 29, 2016 and February 28, 2015, respectively. Cost of revenue increased $97.1 million primarily due to costs associated with the sale of railcars that we purchased from a related third party.

Leasing & Services margin as a percentage of revenue for the three months ended February 29, 2016 was 14.6% compared to 60.3% for the three months ended February 28, 2015. The 45.7% decrease was primarily as a result of a lower margin percentage on the syndication of railcars purchased from a related third party. This was partially offset by a higher average volume of rent-producing leased railcars for syndication.

Leasing & Services operating profit was $24.4 million or 19.7% of revenue for the three months ended February 29, 2016 and $9.8 million or 44.1% of revenue for the three months ended February 28, 2015. The $14.6 million or 148.8% increase in operating profit was primarily attributed to an increase in net gain on disposition of equipment and an increase in margin due to the sale of railcars that we purchased from a related third party.

The percentage of owned units on lease at February 29, 2016 was 86.0% compared to 99.5% at February 28, 2015.

THE GREENBRIER COMPANIES, INC.

GBW Joint Venture Segment

GBW, an unconsolidated 50/50 joint venture, generated total revenue of $97.7 million and $83.3 million for the three months ended February 29, 2016 and February 28, 2015, respectively. The increase in revenue of $14.4 million was primarily due to a favorable change in mix, an increase in volume and favorable pricing.

GBW margin as a percentage of revenue for the three months ended February 29, 2016 was 10.3% compared to 4.5% for the three months ended February 28, 2015. The increase was primarily attributed to an increase in labor efficiencies in the current year.

To reflect our 50% share of GBW’s results, we recorded earnings of $1.3 million and a loss of $0.3 million in Earnings (loss) from unconsolidated affiliates for the three months ended February 29, 2016 and February 28, 2015, respectively.

Selling and Administrative Expense

(In thousands)	Three Months Ended		Increase (Decrease)	% Change
	February 29, 2016	February 28, 2015
Selling and administrative expense	$38,244	$32,899	$5,345	16.2%

Selling and administrative expense was $38.2 million or 5.7% of revenue for the three months ended February 29, 2016 compared to $32.9 million or 5.2% of revenue for the prior comparable period. The $5.3 million increase was primarily attributed to a $3.9 million increase in employee-related costs including long-term and short-term incentive compensation and additional headcount. The increase was also attributed to a $1.4 million increase in consulting costs primarily associated with strategic business development and IT initiatives.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $10.7 million for the three months ended February 29, 2016, compared to $0.1 million for the prior comparable period. Assets from our lease fleet (Equipment on operating leases, net) are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity.

THE GREENBRIER COMPANIES, INC.

Other Costs

Interest and foreign exchange expense was composed of the following:

(In thousands)	Three Months Ended		Increase (Decrease)
	February 29, 2016	February 28, 2015
Interest and foreign exchange:
Interest and other expense	$4,691	$4,965	$(274)
Foreign exchange gain	(3,274)	(3,036)	(238)

	$1,417	$1,929	$(512)

The $0.5 million decrease in interest and foreign exchange expense from the prior comparable period was primarily attributed to a $0.3 million decrease in interest expense as a result of lower average borrowings as compared to the prior year. In addition, the decrease in interest and foreign exchange expense was attributed to a $0.2 million increase in foreign exchange gain as compared to the prior comparable period primarily attributed to the change in the Mexican Peso relative to the U.S. Dollar.

Income Tax

The tax rate for the three months ended February 29, 2016 was 28.3%, compared to 32.4% for the three months ended February 28, 2015. The decrease in the tax rate was primarily attributable to a change in the proportion of projected pre-tax earnings attributable to our Mexican railcar manufacturing joint venture.

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

Earnings (Loss) From Unconsolidated Affiliates

Earnings from unconsolidated affiliates was $1.0 million for the three months ended February 29, 2016 compared to a loss from unconsolidated affiliates of $0.2 million for the three months ended February 28, 2015. Earnings (loss) from unconsolidated affiliates primarily included our share of after-tax results from our castings joint venture and our share of after-tax results from our GBW Joint Venture including eliminations associated with GBW transactions with other Greenbrier entities. In addition, the three months ended February 29, 2016 included our share of after-tax results from our 19.5% ownership stake in a railcar manufacturer in Brazil.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $21.3 million for the three months ended February 29, 2016 compared to $10.7 million in the prior comparable period. These amounts primarily represent our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The increase of $10.6 million from the prior year is primarily a result of higher margins and lower volumes of intercompany activity.

THE GREENBRIER COMPANIES, INC.

Six Months Ended February 29, 2016 Compared to Six Months Ended February 28, 2015

Overview

Revenue, cost of revenue, margin and operating profit presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

(In thousands)	Six Months Ended
	February 29, 2016	February 28, 2015
Revenue:
Manufacturing	$1,153,192	$885,190
Wheels & Parts	169,187	189,264
Leasing & Services	149,089	50,753

	1,471,468	1,125,207
Cost of revenue:
Manufacturing	894,860	719,264
Wheels & Parts	154,390	169,640
Leasing & Services	117,562	22,925

	1,166,812	911,829
Margin:
Manufacturing	258,332	165,926
Wheels & Parts	14,797	19,624
Leasing & Services	31,527	27,828

	304,656	213,378
Selling and administrative	74,793	66,628
Net gain on disposition of equipment	(11,015)	(204)

Earnings from operations	240,878	146,954
Interest and foreign exchange	6,853	5,070

Earnings before income taxes and earnings from unconsolidated affiliates	234,025	141,884
Income tax expense	(70,453)	(45,426)

Earnings before earnings from unconsolidated affiliates	163,572	96,458
Earnings from unconsolidated affiliates	1,357	570

Net earnings	164,929	97,028
Net earnings attributable to noncontrolling interest	(50,628)	(13,891)

Net earnings attributable to Greenbrier	$114,301	$83,137

Diluted earnings per common share	$3.55	$2.57

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Six Months Ended
(In thousands)	February 29, 2016	February 28, 2015
Operating profit (loss):
Manufacturing	$232,502	$142,927
Wheels & Parts	9,909	15,908
Leasing & Services	34,370	20,853
Corporate	(35,903)	(32,734)

	$240,878	$146,954

THE GREENBRIER COMPANIES, INC.

Consolidated Results

(In thousands)	Six Months Ended		Increase (Decrease)	% Change
	February 29, 2016	February 28, 2015
Revenue	$1,471,468	$1,125,207	$346,261	30.8%
Cost of revenue	$1,166,812	$911,829	$254,983	28.0%
Margin (%)	20.7%	19.0%	1.7%	*
Net earnings attributable to Greenbrier	$114,301	$83,137	$31,164	37.5%

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period which causes fluctuations in our results of operations.

The 30.8% increase in revenue for the six months ended February 29, 2016 as compared to the six months ended February 28, 2015 was primarily due to a 30.3% increase in Manufacturing revenue. The increase in Manufacturing revenue was primarily due to a 25% increase in the volume of railcar deliveries with a mix that had a higher average selling price. In addition, the increase in revenue was due a 193.8% increase in Leasing & Services revenue which was primarily the result of an increase in the sale of railcars that we purchased from a related third party. These were partially offset by a 10.6% decrease in Wheels & Parts revenue as a result of lower wheel set, component and parts volumes due to a decrease in demand and a decrease in scrap metal pricing.

The 28.0% increase in cost of revenue for the six months ended February 29, 2016 as compared to the six months ended February 28, 2015 was due to a 24.4% increase in Manufacturing cost of revenue. The increase in Manufacturing cost of revenue was due to an increase of 25% in the volume of railcar deliveries with a mix that had a higher average labor and material content. This was partially offset by improved production efficiencies. In addition, the increase in revenue was due a 412.8% increase in Leasing & Services cost of revenue which was primarily the result of an increase in the costs associated with the sale of railcars that we purchased from a related third party. These were partially offset by a 9.0% decrease in Wheels & Parts cost of revenue as a result of lower wheel set, component and parts costs associated with decreased volumes.

Margin as a percentage of revenue was 20.7% and 19.0% for the six months ended February 29, 2016 and February 28, 2015, respectively. The overall 1.7% increase in margin percentage was due to an increase in Manufacturing margin which increased to 22.4% from 18.7% primarily due to a change in product mix and improved production efficiencies. This was partially offset by a decrease in Leasing & Services margin to 21.1% from 54.8% primarily as a result of a lower margin percentage on the syndication of railcars purchased from a related third party. In addition, the increase in Manufacturing margin was partially offset by a decrease in Wheels & Parts margin to 8.7% from 10.4% due to lower wheel set and component volumes and a decrease in scrap metal pricing.

The $31.2 million increase in net earnings for the six months ended February 29, 2016 as compared to the six months ended February 28, 2015 was primarily attributable to an increase in margin due to higher railcar deliveries.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

(In thousands)	Six Months Ended		Increase (Decrease)	% Change
	February 29, 2016	February 28, 2015
Revenue	$1,153,192	$885,190	$268,002	30.3%
Cost of revenue	$894,860	$719,264	$175,596	24.4%
Margin (%)	22.4%	18.7%	3.7%	*
Operating profit ($)	$232,502	$142,927	$89,575	62.7%
Operating profit (%)	20.2%	16.1%	4.1%	*
Deliveries	11,500	9,200	2,300	25.0%

*	Not meaningful

Manufacturing revenue was $1.2 billion and $0.9 billion for the six months ended February 29, 2016 and February 28, 2015, respectively. Manufacturing revenue increased $0.3 billion or 30.3% primarily due to a 25% increase in the volume of railcar deliveries with a mix which had a higher average selling price as compared to the prior comparable period as a result of a change in product mix.

Manufacturing cost of revenue was $894.9 million and $719.3 million for the six months ended February 29, 2016 and February 28, 2015, respectively. Cost of revenue increased $175.6 million or 24.4% due to an increase of 25% in the volume of railcar deliveries with a mix which had a higher average labor and material content. This was partially offset by improved production efficiencies.

Manufacturing margin as a percentage of revenue for the six months ended February 29, 2016 was 22.4% compared to 18.7% for the six months ended February 28, 2015. The 3.7% increase in margin was primarily due to a change in product mix and improved production efficiencies. This was partially offset by lower volumes of new railcar sales with leases attached which typically result in higher sales prices and margins.

Manufacturing operating profit was $232.5 million or 20.2% of revenue for the six months ended February 29, 2016 and $142.9 million or 16.1% of revenue for the six months ended February 28, 2015. The $89.6 million or 62.7% increase in operating profit was primarily attributed to an increase in margin due to higher railcar deliveries.

THE GREENBRIER COMPANIES, INC.

Wheels & Parts Segment

(In thousands)	Six Months Ended		Increase (Decrease)	% Change
	February 29, 2016	February 28, 2015
Revenue	$169,187	$189,264	$(20,077)	(10.6%)
Cost of revenue	$154,390	$169,640	$(15,250)	(9.0%)
Margin (%)	8.7%	10.4%	(1.7%)	*
Operating profit ($)	$9,909	$15,908	$(5,999)	(37.7%)
Operating profit (%)	5.9%	8.4%	(2.5%)	*

* Not meaningful

Wheels & Parts revenue was $169.2 million and $189.3 million for the six months ended February 29, 2016 and February 28, 2015, respectively. The $20.1 million or 10.6% decrease in revenue was primarily a result of lower wheel set, component and parts volumes due to a decrease in demand and a decrease in scrap metal pricing.

Wheels & Parts cost of revenue was $154.4 million and $169.6 million for the six months ended February 29, 2016 and February 28, 2015, respectively. Cost of revenue decreased $15.3 million or 9.0% primarily due to lower wheel set, component and parts costs associated with decreased volumes.

Wheels & Parts margin as a percentage of revenue for the six months ended February 29, 2016 was 8.7% compared to 10.4% for the six months ended February 28, 2015. The 1.7% decrease in margin was due to lower wheel set and component volumes and a decrease in scrap metal pricing. These were partially offset by a more favorable parts product mix.

Wheels & Parts operating profit was $9.9 million or 5.9% of revenue for the six months ended February 29, 2016 and $15.9 million or 8.4% of revenue for the six months ended February 28, 2015. The $6.0 million or 37.7% decrease in operating profit was primarily attributed to a decrease in margin due to a decrease in volumes.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

	Six Months Ended		Increase (Decrease)	% Change
(In thousands)	February 29, 2016	February 28, 2015
Revenue	$149,089	$50,753	$98,336	193.8%
Cost of revenue	$117,562	$22,925	$94,637	412.8%
Margin (%)	21.1%	54.8%	(33.7%)	*
Operating profit ($)	$34,370	$20,853	$13,517	64.8%
Operating profit (%)	23.1%	41.1%	(18.0%)	*

* Not meaningful

Leasing & Services revenue was $149.1 million and $50.8 million for the six months ended February 29, 2016 and February 28, 2015, respectively. The $98.3 million or 193.8% increase in revenue was primarily the result of the sale of railcars for $100.3 million that we purchased from a related third party with the intent to resell them. The gross proceeds from the sale of these railcars with leases attached were recorded as revenue and the cost of purchasing these railcars was recorded in cost of revenue. The increase in revenue was also attributed to a higher average volume of rent-producing leased railcars for syndication, which are held short term and classified as Leased railcars for syndication on our Consolidated Balance Sheet.

Leasing & Services cost of revenue was $117.6 million and $22.9 million for the six months ended February 29, 2016 and February 28, 2015, respectively. Cost of revenue increased $94.6 million or 412.8% primarily due to an increase in costs associated with the sale of railcars that we purchased from a related third party.

Leasing & Services margin as a percentage of revenue for the six months ended February 29, 2016 was 21.1% compared to 54.8% for the six months ended February 28, 2015. The 33.7% decrease was primarily as a result of a lower margin percentage on the syndication of railcars purchased from a related third party. This was partially offset by a higher average volume of rent-producing leased railcars for syndication.

Leasing & Services operating profit was $34.4 million or 23.1% of revenue for the six months ended February 29, 2016 and $20.9 million or 41.1% of revenue for the six months ended February 28, 2015. The $13.5 million or 64.8% increase in operating profit was primarily attributed to an increase in net gain on disposition of equipment and an increase in margin due to the sale of railcars that we purchased from a related third party.

THE GREENBRIER COMPANIES, INC.

GBW Joint Venture Segment

GBW, an unconsolidated 50/50 joint venture, generated total revenue of $193.7 million and $165.9 million for the six months ended February 29, 2016 and February 28, 2015, respectively. The increase in revenue of $27.8 million was primarily due to a favorable change in mix, an increase in volume and favorable pricing.

GBW margin as a percentage of revenue for the six months ended February 29, 2016 was 9.8% compared to 5.3% for the six months ended February 28, 2015. The increase was primarily attributed to an increase in labor efficiencies in the current year. In addition, the prior year included integration and startup costs.

To reflect our 50% share of GBW’s results, we recorded earnings of $2.1 million and $0.1 million in Earnings (loss) from unconsolidated affiliates for the six months ended February 29, 2016 and February 28, 2015, respectively.

Selling and Administrative Expense

	Six Months Ended		Increase (Decrease)	% Change
(In thousands)	February 29, 2016	February 28, 2015
Selling and administrative expense	$74,793	$66,628	$8,165	12.3%

Selling and administrative expense was $74.8 million or 5.1% of revenue for the six months ended February 29, 2016 compared to $66.6 million or 5.9% of revenue for the prior comparable period. The $8.2 million increase was primarily attributed to a $9.0 million increase in employee-related costs including long-term and short-term incentive compensation and additional headcount. The increase was also attributed to a $2.2 million increase in consulting costs primarily associated with strategic business development and IT initiatives. This was partially offset by the prior year including $1.9 million in legal, accounting and consulting costs associated with the previously disclosed investigation at our Concarril manufacturing facility.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $11.0 million for the six months ended February 29, 2016, compared to $0.2 million for the prior comparable period. Assets from our lease fleet (Equipment on operating leases, net) are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity.

THE GREENBRIER COMPANIES, INC.

Other Costs

Interest and foreign exchange expense was composed of the following:

	Six Months Ended		Increase (Decrease)
(In thousands)	February 29, 2016	February 28, 2015
Interest and foreign exchange:
Interest and other expense	$9,549	$9,765	$(216)
Foreign exchange gain	(2,696)	(4,695)	1,999

	$6,853	$5,070	$1,783

The $1.8 million increase in interest and foreign exchange expense was primarily attributed to a $2.0 million decrease in foreign exchange gain from the prior comparable period primarily attributed to the change in the Mexican Peso relative to the U.S. Dollar.

Income Tax

The tax rate for the six months ended February 29, 2016 was 30.1%, compared to 32.0% for the six months ended February 28, 2015.

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

Earnings (Loss) From Unconsolidated Affiliates

Earnings from unconsolidated affiliates was $1.4 million and $0.6 million for the six months ended February 29, 2016 and February 28, 2015, respectively. Earnings from unconsolidated affiliates primarily included our share of after-tax results from our castings joint venture and our share of after-tax results from our GBW Joint Venture including eliminations associated with GBW transactions with other Greenbrier entities. In addition, the six months ended February 29, 2016 included our share of after-tax results from our 19.5% ownership stake in a railcar manufacturer in Brazil.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $50.6 million for the six months ended February 29, 2016 compared to $13.9 million in the prior comparable period. These amounts primarily represent our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The increase of $36.7 million from the prior year is primarily a result of the joint venture operating at higher production rates with higher margins and lower volumes of intercompany activity.

THE GREENBRIER COMPANIES, INC.

Liquidity and Capital Resources

	Six Months Ended
(In thousands)	February 29, 2016	February 28, 2015
Net cash provided by (used in) operating activities	$149,315	$(7,793)
Net cash provided by (used in) investing activities	50,059	(55,667)
Net cash provided by (used in) financing activities	(79,351)	29,216
Effect of exchange rate changes	(9,412)	(5,160)

Net increase (decrease) in cash and cash equivalents	$110,611	$(39,404)

We have been financed through cash generated from operations and borrowings. At February 29, 2016, cash and cash equivalents were $283.5 million, an increase of $110.6 million from $172.9 million at August 31, 2015.

Cash provided by operating activities was $149.3 million for the six months ended February 29, 2016 compared to cash used in operating activities of $7.8 million for the six months ended February 28, 2015. The change from the prior year was primarily due to higher earnings, a change in working capital needs, an increase in leased railcars for syndication and an increase in deferred revenue primarily associated with advanced payments received and transactions for which revenue recognition has been deferred due to continuing involvement.

Cash provided by and used in investing activities primarily related to capital expenditures net of proceeds from the sale of assets. Cash provided by investing activities for the six months ended February 29, 2016 was $50.1 million compared to cash used in investing activities of $55.7 million for the six months ended February 28, 2015. The change was attributed to higher proceeds from the sale of assets and lower capital expenditures for the six months ended February 29, 2016 compared to the prior year.

Capital expenditures totaled $28.0 million and $53.9 million for the six months ended February 29, 2016 and February 28, 2015, respectively. Proceeds from the sale of assets, which primarily related to sales of railcars from our lease fleet within Leasing & Services, were approximately $80.5 million and $3.0 million for the six months ended February 29, 2016 and February 28, 2015, respectively. Proceeds from the sale of assets for the six months ended February 29, 2016 included approximately $31.6 million of equipment that was transferred from Leased railcars for syndication to Equipment on operating leases, net and sold pursuant to a sale and leaseback.

Approximately $22.7 million and $41.0 million of capital expenditures for the six months ended February 29, 2016 and February 28, 2015, respectively were attributable to Manufacturing operations. Capital expenditures for Manufacturing are expected to be approximately $55.0 million in 2016 and primarily relate to maintenance and enhancements of our existing manufacturing facilities.

Approximately $2.9 million and $9.4 million of capital expenditures for the six months ended February 29, 2016 and February 28, 2015, respectively were attributable to Leasing & Services operations and corporate. Leasing & Services and corporate capital expenditures for 2016 are expected to be approximately $30.0 million. Proceeds from sales of leased railcar equipment are expected to be approximately $81.0 million for 2016. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity.

Approximately $2.4 million and $3.5 million of capital expenditures for the six months ended February 29, 2016 and February 28, 2015, respectively were attributable to Wheels & Parts operations. Capital expenditures for Wheels & Parts are expected to be approximately $8.0 million in 2016 for maintenance and enhancements of our existing facilities.

Cash used in financing activities was $79.4 million for the six months ended February 29, 2016 compared to cash provided by financing activities of $29.2 million for the six months ended February 28, 2015. The change from the prior year was primarily attributed to a decrease in proceeds from debt, net of repayments and an increase in cash distributions to our joint venture partner.

THE GREENBRIER COMPANIES, INC.

A quarterly dividend of $0.20 per share was declared on March 30, 2016.

Since October 2013, the Board of Directors has authorized our company to repurchase in aggregate up to $225 million of our common stock. During the three and six months ended February 29, 2016, we purchased a total of 533,061 and 1,054,687 shares for approximately $13.3 million and $32.4 million, respectively. As of February 29, 2016 we had cumulatively repurchased 3,206,226 shares for approximately $137.0 million and had $88.0 million available under the share repurchase program with an expiration date of January 1, 2018.

Senior secured credit facilities, consisting of three components, aggregated to $625.3 million as of February 29, 2016. We had an aggregate of $297.4 million available to draw down under committed credit facilities as of February 29, 2016. This amount consists of $222.1 million available on the North American credit facility, $15.3 million on the European credit facilities and $60.0 million on the Mexican joint venture credit facilities.

As of February 29, 2016, a $550.0 million revolving line of credit secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, maturing October 2020, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.75% or Prime plus 0.75% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of February 29, 2016, lines of credit totaling $15.3 million secured by certain of our European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.3%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from February 2017 through June 2017.

As of February 29, 2016 our Mexican joint venture had three lines of credit totaling $60.0 million. The first line of credit provides up to $10.0 million and is secured by certain of the joint venture’s accounts receivable and inventory. Advances under this facility bear interest at LIBOR plus 2.5%. The Mexican joint venture will be able to draw amounts available under this facility through June 2016. The second line of credit provides up to $30.0 million and is fully guaranteed by us and our joint venture partner. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw against this facility through January 2019. The third line of credit provides up to $20.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican joint venture will be able to draw amounts available under this facility through August 2017.

As of February 29, 2016, outstanding commitments under the senior secured credit facilities consisted of $81.3 million in letters of credit and $75.0 million in revolving notes under the North American credit facility.

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into sale leaseback transactions; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of February 29, 2016, we were in compliance with all such restrictive covenants.

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

As of February 29, 2016, the Mexican joint venture had $0.9 million of third party debt, of which we and our joint venture partner have each guaranteed approximately $0.4 million.

In accordance with customary business practices in Europe, we have $3.8 million in third party warranty guarantee facilities as of February 29, 2016. To date no amounts have been drawn under these guarantee facilities.

We made $2.6 million in cash contributions and $2.5 million in loans to GBW, an unconsolidated 50/50 joint venture, for the six months ended February 29, 2016. We expect to loan additional amounts of approximately $2.5 million during 2016. We are likely to make additional capital contributions or loans to GBW in the future. As of February 29, 2016, we had a $34.0 million note receivable balance from GBW which is included on the Consolidated Balance Sheet in Accounts receivable, net.

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

We will periodically sell railcars with leases attached to financial investors. Revenue and cost of revenue associated with railcars that the Company has manufactured are recognized in Manufacturing once sold. Revenue and cost of revenue associated with railcars which were obtained from a third party with the intent to resell them and subsequently sold are recognized in Leasing & Services. In addition we will often perform management or maintenance services at market rates for these railcars. Pursuant to the guidance in Accounting Standards Codification (ASC) 840-20-40, we evaluate the terms of any remarketing agreements and any contractual provisions that represent retained risk and the level of retained risk based on those provisions. We determine whether the level of retained risk exceeds 10% of the individual fair value of the railcars with leases attached that are delivered. For any contracts with multiple elements (i.e. railcars, maintenance, management services, etc.) we allocate revenue among the deliverables primarily based upon objective and reliable evidence of the fair value of each element in the arrangement. If objective and reliable evidence of fair value of any element is not available, we will use the element’s estimated selling price for purposes of allocating the total arrangement consideration among the elements.

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

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecast foreign currency sales and expenses. At February 29, 2016 exchange rates, forward exchange contracts the purchase of Polish Zlotys and the sale of Euros and U.S. Dollars; the purchase of Mexican Pesos and the sale of U.S. Dollars; and for the purchase of U.S. Dollars and the sale of Saudi Riyals aggregated to $430.6 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At February 29, 2016, net assets of foreign subsidiaries aggregated $52.9 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $5.3 million, or 0.7% of Total equity—Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $93.9 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At February 29, 2016, 57% of our outstanding debt had fixed rates and 43% had variable rates. At February 29, 2016, a uniform 10% increase in variable interest rates would result in approximately $0.4 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Shares repurchased under the share repurchase program during the three months ended February 29, 2016 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2015—December 31, 2015	—	—	—	$101,284,774
January 1, 2016—January 31, 2016	283,869	$24.68	283,869	$94,279,182
February 1, 2016—February 29, 2016	249,192	$25.24	249,192	$87,989,491

	533,061		533,061

THE GREENBRIER COMPANIES, INC.

Item 6. Exhibits

(a) List of Exhibits:

10.1	Amendment No. 1 to the Greenbrier Companies Nonqualified Deferred Compensation Plan Adoption Agreement for Directors, dated December 15, 2015.

10.2	Amendment No. 5 to the Greenbrier Companies Nonqualified Deferred Compensation Plan Adoption Agreement, dated December 8, 2015.

10.3	Consulting Services Agreement between Greenbrier Leasing Company LLC and Charles J. Swindells, dated January 7, 2016.

10.4	Separation and Consulting Agreement between the Registrant and William G. Glenn, dated February 26, 2016.

10.5	First Amendment to Credit Agreement, dated February 29, 2016, among Greenbrier Leasing Company LLC, Bank of America, N.A., as Administrative Agent, and the lenders identified therein.

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended February 29, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: April 5, 2016	By:	/s/ Lorie L. Tekorius
Lorie L. Tekorius
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: April 5, 2016	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)