Form 10-Q
period 2016-05-31
GREENBRIER COMPANIES INC
filed 2016-07-06
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2016

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

(Address of principal executive offices)(Zip Code)

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

The number of shares of the registrant’s common stock, without par value, outstanding on June 30, 2016 was 28,204,389 shares.

THE GREENBRIER COMPANIES, INC.

Forward-Looking Statements

From time to time, The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) or their representatives have made or may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

•	availability of financing sources and borrowing base for working capital, other business development activities, capital spending and leased railcars for syndication (sale of railcars with lease attached);
•	ability to renew, maintain or obtain sufficient credit facilities and financial guarantees on acceptable terms;
•	ability to utilize beneficial tax strategies;
•	ability to grow our businesses;
•	ability to obtain lease and sales contracts which provide adequate protection against attempted modifications or cancellations, changes in interest rates and increased costs of materials and components;
•	ability to obtain adequate insurance coverage at acceptable rates;
•	ability to convert backlog of railcar orders and obtain and execute lease syndication commitments;
•	ability to obtain adequate certification and licensing of products; and
•	short-term and long-term revenue and earnings effects of the above items.

The following factors, among others, could cause actual results or outcomes to differ materially from the forward-looking statements:

•	fluctuations in demand for newly manufactured railcars or marine barges;
•	fluctuations in demand for wheels, repair services and parts;
•	delays in receipt of orders, risks that contracts may be canceled or modified during their term, not renewed, unenforceable or breached by the customer and that customers may not purchase the amount of products or services under the contracts as anticipated;
•	ability to maintain sufficient availability of credit facilities and to maintain compliance with or to obtain appropriate amendments to covenants under various credit agreements;
•	domestic and global economic conditions including such matters as embargoes or quotas;
•	global political or security conditions in the U.S., Europe, Latin America and the Middle East including such matters as terrorism, war, civil disruption and crime;
•	sovereign risk related to international governments that includes, but is not limited to, governments stopping payments, repudiating their contracts, nationalizing private businesses and assets or altering foreign exchange regulations;
•	growth or reduction in the surface transportation industry;
•	ability to maintain good relationships with our labor force, third party labor providers and collective bargaining units representing our direct and indirect labor force;
•	ability to maintain good relationships with our customers and suppliers;
•	ability to renew or replace expiring customer contracts on satisfactory terms;
•	ability to obtain and execute suitable lease contracts for leased railcars for syndication;
•	steel and specialty component price fluctuations and availability, scrap surcharges, steel scrap prices and other commodity price fluctuations and availability and their impact on product demand and margin;
•	delay or failure of acquired businesses or joint ventures, assets, start-up operations, or new products or services to compete successfully;
•	changes in product mix and the mix of revenue levels among reporting segments;

THE GREENBRIER COMPANIES, INC.

•	labor disputes, energy shortages or operating difficulties that might disrupt operations or the flow of cargo;
•	production difficulties and product delivery delays as a result of, among other matters, costs or inefficiencies associated with expansion, start-up, or changing of production lines or changes in production rates, equipment failures, changing technologies, transfer of production between facilities or non-performance of alliance partners, subcontractors or suppliers;
•	lower than anticipated lease renewal rates, earnings on utilization based leases or residual values for leased equipment;
•	discovery of defects in railcars or services resulting in increased warranty costs or litigation;
•	physical damage, business interruption or product or service liability claims that exceed our insurance coverage;
•	commencement of and ultimate resolution or outcome of pending or future litigation and investigations;
•	natural disasters or severe weather patterns that may affect either us, our suppliers or our customers;
•	loss of business from, or a decline in the financial condition of, any of the principal customers that represent a significant portion of our total revenues;
•	competitive factors, including introduction of competitive products, new entrants into certain of our markets, price pressures, limited customer base, and competitiveness of our manufacturing facilities and products;
•	industry overcapacity and our manufacturing capacity utilization;
•	decreases or write-downs in carrying value of inventory, goodwill, intangibles or other assets due to impairment;
•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;
•	changes in future maintenance or warranty requirements;
•	ability to adjust to the cyclical nature of the industries in which we operate;
•	changes in interest rates and financial impacts from interest rates;
•	ability and cost to maintain and renew operating permits;
•	actions or failures to act by various regulatory agencies including changing tank car or other rail car regulations;
•	potential environmental remediation obligations;
•	changes in commodity prices, including oil and gas;
•	risks associated with our intellectual property rights or those of third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;
•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;
•	availability of a trained work force at a reasonable cost and with reasonable terms of employment;
•	availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;
•	failure to successfully integrate joint ventures or acquired businesses;
•	discovery of previously unknown liabilities associated with acquired businesses;
•	failure of or delay in implementing and using new software or other technologies;
•	the impact of cybersecurity risks and the costs of mitigating and responding to a data security breach;
•	ability to replace maturing lease and management services revenue and earnings with revenue and earnings from new commercial transactions, including new railcar leases, additions to the lease fleet and new management services contracts;
•	credit limitations upon our ability to maintain effective hedging programs;
•	financial impacts from currency fluctuations and currency hedging activities in our worldwide operations;
•	increased costs or other impacts due to changes in legislation, regulations or accounting pronouncements; and
•	fraud, misconduct by employees and potential exposure to liabilities under the Foreign Corrupt Practices Act and other anti-corruption laws and regulations.

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

All references to years refer to the fiscal years ended August 31st unless otherwise noted.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Consolidated Balance Sheets

(In thousands, unaudited)

	May 31, 2016	August 31, 2015
Assets
Cash and cash equivalents	$214,440	$172,930
Restricted cash	8,669	8,869
Accounts receivable, net	213,510	196,029
Inventories	458,068	445,535
Leased railcars for syndication	136,812	212,534
Equipment on operating leases, net	232,791	255,391
Property, plant and equipment, net	318,010	303,135
Investment in unconsolidated affiliates	89,297	87,270
Intangibles and other assets, net	71,022	65,554
Goodwill	43,265	43,265

	$1,785,884	$1,790,512

Liabilities and Equity
Revolving notes	$—	$50,888
Accounts payable and accrued liabilities	370,652	455,213
Deferred income taxes	50,390	60,657
Deferred revenue	68,158	33,836
Notes payable	306,808	326,429

Commitments and contingencies (Note 13)

Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 28,202 and 28,907 shares outstanding at May 31, 2016 and August 31, 2015	—	—
Additional paid-in capital	278,880	295,444
Retained earnings	590,725	458,599
Accumulated other comprehensive loss	(29,519)	(21,205)

Total equity - Greenbrier	840,086	732,838

Noncontrolling interest	149,790	130,651

Total equity	989,876	863,489

	$1,785,884	$1,790,512

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Income

(In thousands, except per share amounts, unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Revenue
Manufacturing	$458,494	$593,376	$1,611,686	$1,478,566
Wheels & Parts	78,417	97,407	247,604	286,671
Leasing & Services	75,955	23,823	225,044	74,576

	612,866	714,606	2,084,334	1,839,813
Cost of revenue
Manufacturing	352,775	465,658	1,247,635	1,184,922
Wheels & Parts	69,818	89,645	224,208	259,285
Leasing & Services	63,175	10,017	180,737	32,942

	485,768	565,320	1,652,580	1,477,149
Margin	127,098	149,286	431,754	362,664
Selling and administrative expense	43,280	45,595	118,073	112,223
Net gain on disposition of equipment	(311)	(720)	(11,326)	(924)

Earnings from operations	84,129	104,411	325,007	251,365
Other costs
Interest and foreign exchange	3,712	4,285	10,565	9,355

Earnings before income taxes and earnings from unconsolidated affiliates	80,417	100,126	314,442	242,010
Income tax expense	(22,449)	(30,783)	(92,902)	(76,209)

Earnings before earnings from unconsolidated affiliates	57,968	69,343	221,540	165,801
Earnings from unconsolidated affiliates	1,564	982	2,921	1,552

Net earnings	59,532	70,325	224,461	167,353
Net earnings attributable to noncontrolling interest	(24,180)	(27,514)	(74,808)	(41,405)

Net earnings attributable to Greenbrier	$35,352	$42,811	$149,653	$125,948

Basic earnings per common share	$1.22	$1.54	$5.13	$4.58
Diluted earnings per common share	$1.12	$1.33	$4.67	$3.91
Weighted average common shares:
Basic	29,059	27,842	29,182	27,514
Diluted	32,342	33,000	32,475	33,262
Dividends declared per common share	$0.20	$0.15	$0.60	$0.45

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Net earnings	$59,532	$70,325	$224,461	$167,353
Other comprehensive income
Translation adjustment	1,477	(1,299)	(3,655)	(10,990)
Reclassification of derivative financial instruments recognized in net earnings [1]	659	(254)	1,710	417
Unrealized gain (loss) on derivative financial instruments [2]	1,113	107	(6,417)	(7)
Other (net of tax effect)	7	93	1	99

	3,256	(1,353)	(8,361)	(10,481)

Comprehensive income	62,788	68,972	216,100	156,872
Comprehensive income attributable to noncontrolling interest	(24,195)	(27,497)	(74,761)	(41,253)

Comprehensive income attributable to Greenbrier	$38,593	$41,475	$141,339	$115,619

[1]	Net of tax effect of $0.3 million and $0.04 million for the three months ended May 31, 2016 and 2015 and $0.7 million and $0.4 million for the nine months ended May 31, 2016 and 2015.
[2]	Net of tax effect of $0.3 million and $0.1 million for the three months ended May 31, 2016 and 2015 and $2.2 million and $0.6 million for the nine months ended May 31, 2016 and 2015.

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Equity

(In thousands, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2015	28,907	$295,444	$458,599	$(21,205)	$732,838	$130,651	$863,489
Net earnings	—	—	149,653	—	149,653	74,808	224,461
Other comprehensive loss, net	—	—	—	(8,314)	(8,314)	(47)	(8,361)
Noncontrolling interest adjustments	—	—	—	—	—	837	837
Purchase of noncontrolling interest	—	—	—	—	—	(4)	(4)
Joint venture partner distribution declared	—	—	—	—	—	(61,855)	(61,855)
Investment by joint venture partner	—	—	—	—	—	5,400	5,400
Restricted stock awards (net of cancellations)	350	6,186	—	—	6,186	—	6,186
Unamortized restricted stock	—	(11,646)	—	—	(11,646)	—	(11,646)
Restricted stock amortization	—	18,483	—	—	18,483	—	18,483
Excess tax benefit from restricted stock awards	—	2,786	—	—	2,786	—	2,786
Cash dividends	—	—	(17,527)	—	(17,527)	—	(17,527)
Repurchase of stock	(1,055)	(32,373)	—	—	(32,373)	—	(32,373)

Balance May 31, 2016	28,202	$278,880	$590,725	$(29,519)	$840,086	$149,790	$989,876

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2014	27,364	$235,763	$282,559	$(6,932)	$511,390	$62,331	$573,721
Net earnings	—	—	125,948	—	125,948	41,405	167,353
Other comprehensive loss, net	—	—	—	(10,329)	(10,329)	(152)	(10,481)
Noncontrolling interest adjustments	—	—	—	—	—	20,371	20,371
Purchase of noncontrolling interest	—	—	—	—	—	(80)	(80)
Joint venture partner distribution declared	—	—	—	—	—	(13,267)	(13,267)
Restricted stock awards (net of cancellations)	(19)	22,600	—	—	22,600	—	22,600
Unamortized restricted stock	—	(24,394)	—	—	(24,394)	—	(24,394)
Restricted stock amortization	—	13,176	—	—	13,176	—	13,176
Excess tax benefit from restricted stock awards	—	2,964	—	—	2,964	—	2,964
Conversion of convertible notes, net of debt issuance costs	2,471	91,749	—	—	91,749	—	91,749
Cash dividends	—	—	(12,257)	—	(12,257)	—	(12,257)
Repurchase of stock	(891)	(48,451)	—	—	(48,451)	—	(48,451)

Balance May 31, 2015	28,925	$293,407	$396,250	$(17,261)	$672,396	$110,608	$783,004

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended May 31,
	2016	2015
Cash flows from operating activities
Net earnings	$224,461	$167,353
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income taxes	(10,143)	(5,245)
Depreciation and amortization	41,681	33,258
Net gain on disposition of equipment	(11,326)	(924)
Stock based compensation expense	19,055	13,176
Noncontrolling interest adjustments	837	20,371
Other	564	1,008
(Increase) decrease in assets:
Accounts receivable, net	(14,333)	(8,769)
Inventories	(15,346)	(124,906)
Leased railcars for syndication	28,823	(90,914)
Other	(5,191)	(1,666)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(88,707)	23,135
Deferred revenue	24,303	3,680

Net cash provided by operating activities	194,678	29,557

Cash flows from investing activities
Proceeds from sales of assets	88,707	4,628
Capital expenditures	(51,707)	(75,892)
Decrease in restricted cash	200	228
Investment in and advances to unconsolidated affiliates	(9,088)	(29,923)
Cash distribution from unconsolidated affiliates	5,338	715

Net cash provided by (used in) investing activities	33,450	(100,244)

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	(49,000)	73,000
Proceeds from revolving notes with maturities longer than 90 days	—	42,563
Repayments of revolving notes with maturities longer than 90 days	(1,888)	(36,137)
Repayments of notes payable	(19,461)	(5,504)
Debt issuance costs	(4,160)	—
Repurchase of stock	(33,498)	(48,451)
Dividends	(17,362)	(12,069)
Decrease in restricted cash	—	11,000
Cash distribution to joint venture partner	(62,710)	(12,489)
Investment by joint venture partner	5,400	—
Excess tax benefit from restricted stock awards	2,786	2,964
Other	(7)	(248)

Net cash provided by (used in) financing activities	(179,900)	14,629

Effect of exchange rate changes	(6,718)	(6,075)
Increase (decrease) in cash and cash equivalents	41,510	(62,133)
Cash and cash equivalents
Beginning of period	172,930	184,916

End of period	$214,440	$122,783

Cash paid during the period for
Interest	$10,852	$13,509
Income taxes, net	$77,867	$87,829
Non-cash activity
Transfer from Leased railcars for syndication to Equipment on operating leases, net	$45,535	$3,313
Capital expenditures accrued in Accounts payable and accrued liabilities	$3,529	$2,304
Change in Accounts payable and accrued liabilities associated with repurchase of stock	$1,125	$—
Change in Accounts payable and accrued liabilities associated with cash distributions to joint venture partner	$855	$—
Change in Accounts payable and accrued liabilities associated with dividends declared	$(165)	$188
Conversion of convertible notes, net of debt issuance costs	$—	$91,749

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) as of May 31, 2016, for the three and nine months ended May 31, 2016 and 2015 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. The results of operations for the three and nine months ended May 31, 2016 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2016.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). The FASB issued this update to simplify the presentation of debt issuance costs related to a recognized debt liability to present the debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as an asset. The guidance is limited to the presentation of debt issuance costs and does not impact its recognition and measurement. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted, and is required to be applied on a retrospective basis. The Company plans to adopt this guidance beginning September 1, 2016. As the adoption of this new guidance will only amend presentation and disclosure requirements, the adoption will not affect the Company’s financial position, results of operations or cash flows.

In August 2015, the FASB issued Accounting Standards Update 2015-15, Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements (ASU 2015-15). This update was released because the guidance within ASU 2015-03 for debt issuance costs does not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. The SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The Company plans to adopt this guidance beginning September 1, 2016. Upon adoption, the Company plans to continue to present debt issuance costs related to line of credit arrangements as an asset. The adoption of this new guidance will not affect the Company’s financial position, results of operations or cash flows.

THE GREENBRIER COMPANIES, INC.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (ASU 2016-02). The new guidance supersedes existing guidance on accounting for leases in Topic 840 and is intended to increase the transparency and comparability of accounting for lease transactions. ASU 2016-02 requires most leases to be recognized on the balance sheet. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The ASU will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company plans to adopt this guidance beginning September 1, 2019. The Company is evaluating the impact of this standard on its consolidated financial statements and disclosures.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The new guidance will change how companies account for certain aspects of share-based payments to employees. Excess tax benefits related to vested awards, previously recognized in equity, will be required to be recognized in the income statement when the awards vest. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. The Company plans to adopt this guidance beginning September 1, 2017. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements and disclosures.

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

During the nine months ended May 31, 2016, the Company purchased a total of 1,054,687 shares for approximately $32.4 million. The Company did not repurchase any shares during the three months ended May 31, 2016. As of May 31, 2016 the Company had cumulatively repurchased 3,206,226 shares for approximately $137.0 million and had $88.0 million available under the share repurchase program with an expiration date of January 1, 2018.

THE GREENBRIER COMPANIES, INC.

Note 2 – Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead. The following table summarizes the Company’s inventory balance:

(In thousands)	May 31, 2016	August 31, 2015
Manufacturing supplies and raw materials	$258,608	$311,880
Work-in-process	63,602	75,032
Finished goods	139,199	61,302
Excess and obsolete adjustment	(3,341)	(2,679)

	$458,068	$445,535

Note 3 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	May 31, 2016	August 31, 2015
Intangible assets subject to amortization:
Customer relationships	$65,023	$65,023
Accumulated amortization	(36,395)	(33,828)
Other intangibles	6,288	3,422
Accumulated amortization	(5,757)	(3,121)

	29,159	31,496
Intangible assets not subject to amortization	912	912
Prepaid and other assets	15,671	13,111
Nonqualified savings plan investments	15,093	11,815
Debt issuance costs, net	6,079	3,823
Assets held for sale	4,108	4,397

Total Intangible and other assets, net	$71,022	$65,554

Amortization expense for the three and nine months ended May 31, 2016 was $1.5 million and $5.3 million and for the three and nine months ended May 31, 2015 was $0.9 million and $2.7 million. Amortization expense for the years ending August 31, 2016, 2017, 2018, 2019 and 2020 is expected to be $6.3 million, $3.6 million, $3.5 million, $3.4 million and $3.4 million.

THE GREENBRIER COMPANIES, INC.

Note 4 – Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $615.5 million as of May 31, 2016.

As of May 31, 2016, a $550.0 million revolving line of credit, maturing October 2020, secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.75% or Prime plus 0.75% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of May 31, 2016, lines of credit totaling $15.5 million secured by certain of the Company’s European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.3%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from February 2017 through June 2017.

The Company’s Mexican railcar manufacturing joint venture has two lines of credit totaling $50.0 million. The first line of credit provides up to $30.0 million and is fully guaranteed by the Company and its joint venture partner. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw against this facility through January 2019. The second line of credit provides up to $20.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through August 2017.

As of May 31, 2016, outstanding commitments under the senior secured credit facilities consisted of $81.3 million in letters of credit under the North American credit facility.

As of August 31, 2015, outstanding commitments under the senior secured credit facilities consisted of $47.2 million in letters of credit and $49.0 million in revolving notes under the North American credit facility and $1.9 million outstanding in revolving notes under the Mexican railcar manufacturing joint venture credit facilities.

THE GREENBRIER COMPANIES, INC.

Note 5 – Accounts Payable and Accrued Liabilities

(In thousands)	May 31, 2016	August 31, 2015
Trade payables	$187,240	$263,665
Other accrued liabilities	73,919	64,584
Accrued payroll and related liabilities	61,629	70,836
Accrued maintenance	18,488	18,642
Accrued warranty	12,132	11,512
Income taxes payable	11,604	22,465
Other	5,640	3,509

	$370,652	$455,213

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

Warranty accrual activity:

(In thousands)	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Balance at beginning of period	$12,147	$9,188	$11,512	$9,340
Charged to cost of revenue, net	1,202	2,036	4,086	3,982
Payments	(1,205)	(994)	(3,386)	(2,797)
Currency translation effect	(12)	(32)	(80)	(327)

Balance at end of period	$12,132	$10,198	$12,132	$10,198

Note 7 – Notes Payable

The Company’s Notes payable balance was $306.8 million as of May 31, 2016 which includes Convertible senior notes, due 2026 (the 2026 Notes). On specified dates or in the event of certain fundamental changes, holders can require the Company to repurchase all or a portion of their 2026 Notes at a price equal to 100% of the principal amount of the 2026 Notes plus accrued and unpaid interest (the Put Option). During the three months ended May 31, 2016, the Company retired $14.0 million of its then $14.9 million outstanding 2026 Notes pursuant to a scheduled Put Option leaving $0.9 million outstanding in 2026 Notes as of May 31, 2016.

THE GREENBRIER COMPANIES, INC.

Note 8 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Loss on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2015	$(2,194)	$(18,666)	$(345)	$(21,205)
Other comprehensive loss before reclassifications	(6,417)	(3,608)	1	(10,024)
Amounts reclassified from accumulated other comprehensive loss	1,710	—	—	1,710

Balance, May 31, 2016	$(6,901)	$(22,274)	$(344)	$(29,519)

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Income, with presentation location, were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,		Financial Statement Location
(In thousands)	2016	2015	2016	2015
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$561	$(652)	$1,203	$(518)	Revenue
Interest rate swap contracts	370	442	1,247	1,349	Interest and foreign exchange

	931	(210)	2,450	831	Total before tax
	(272)	(44)	(740)	(414)	Tax expense

	$659	$(254)	$1,710	$417	Net of tax

THE GREENBRIER COMPANIES, INC.

Note 9 – Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

(In thousands)	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Weighted average basic common shares outstanding (1)	29,059	27,842	29,182	27,514
Dilutive effect of 2018 Convertible notes (2)	3,224	5,155	3,202	5,745
Dilutive effect of 2026 Convertible notes (3)	—	3	—	3
Dilutive effect of performance based restricted stock units (4)	59	—	91	—

Weighted average diluted common shares outstanding	32,342	33,000	32,475	33,262

(1)	Restricted stock grants and restricted stock units, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position.
(2)	The dilutive effect of the 2018 Convertible notes was included for the three and nine months ended May 31, 2016 and 2015 as they were considered dilutive under the “if converted” method as further discussed below.
(3)	The dilutive effect of the 2026 Convertible notes was excluded for the three and nine months ended May 31, 2016 as the average stock price was less than the conversion price of $47.15 and therefore was considered anti-dilutive. The effect of the 2026 Convertible notes was included for the three and nine months ended May 31, 2015 as the average stock price was greater than the applicable conversion price, as further described below.
(4)	Restricted stock units that are subject to performance criteria, for which actual levels of performance above target have been achieved, are included in weighted average diluted common shares outstanding when the Company is in a net earnings position.

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Net earnings attributable to Greenbrier	$35,352	$42,811	$149,653	$125,948
Add back:
Interest and debt issuance costs on the 2018 Convertible notes, net of tax	733	1,234	1,962	4,066

Earnings before interest and debt issuance costs on convertible notes	$36,085	$44,045	$151,615	$130,014

Weighted average diluted common shares outstanding	32,342	33,000	32,475	33,262
Diluted earnings per share (1)	$1.12	$1.33	$4.67	$3.91

(1)	Diluted earnings per share was calculated as follows:

Earnings before interest and debt issuance costs (net of tax) on convertible notes

Weighted average diluted common shares outstanding

THE GREENBRIER COMPANIES, INC.

Note 10 – Stock Based Compensation

The value of stock based compensation awards is amortized as compensation expense from the date of grant through the earlier of the vesting period or the recipient’s eligible retirement date. Awards are expensed upon grant when the recipient’s eligible retirement date precedes the grant date.

Stock based compensation expense was $8.3 million and $19.1 million for the three and nine months ended May 31, 2016, respectively and $6.0 million and $13.2 million for the three and nine months ended May 31, 2015, respectively. Compensation expense is recorded in Selling and administrative expense and Cost of revenue on the Consolidated Statements of Income.

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

At May 31, 2016 exchange rates, forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros and U.S. Dollars; the purchase of Mexican Pesos and the sale of U.S. Dollars; and for the purchase of U.S. Dollars and the sale of Saudi Riyals aggregated to $429.7 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when there is a loss, or as Accounts receivable, net when there is a gain. As the contracts mature at various dates through September 2018, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence.

At May 31, 2016, an interest rate swap agreement maturing in March 2020 had a notional amount of $93.0 million. The fair value of the contract is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At May 31, 2016 interest rates, approximately $1.4 million would be reclassified to interest expense in the next 12 months.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		May 31, 2016	August 31, 2015		May 31, 2016	August 31, 2015
(In thousands)	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$3,640	$1,820	Accounts payable and accrued liabilities	$5,402	$737
Interest rate swap contracts	Intangibles and other assets, net	—	—	Accounts payable and accrued liabilities	3,437	2,393

		$3,640	$1,820		$8,839	$3,130

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$—	$93	Accounts payable and accrued liabilities	$190	$76

THE GREENBRIER COMPANIES, INC.

The Effect of Derivative Instruments on the Statements of Income

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives nine months ended May 31,
		2016	2015
Foreign forward exchange contract	Interest and foreign exchange	$(245)	$(22)
Interest rate swap contracts	Interest and foreign exchange	88	69

		$(157)	$47

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) nine months ended May 31,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income (effective portion) nine months ended May 31,		Location of gain on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain recognized on derivative (ineffective portion and amount excluded from effectiveness testing) nine months ended May 31,
	2016	2015		2016	2015		2016	2015
Foreign forward exchange contracts	$(5,430)	$1,867	Revenue	$(835)	$518	Revenue	$2,572	$1,024
Foreign forward exchange contracts	(919)	—	Cost of revenue	(412)	—	Cost of revenue	88	—
Interest rate swap contracts	(2,274)	(2,640)	Interest and foreign exchange	(1,203)	(1,349)	Interest and foreign exchange	—	—

	$(8,623)	$(773)		$(2,450)	$(831)		$2,660	$1,024

Note 12 – Segment Information

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

THE GREENBRIER COMPANIES, INC.

For the three months ended May 31, 2016:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$458,494	$5,595	$464,089	$92,713	$923	$93,636
Wheels & Parts	78,417	10,058	88,475	5,811	711	6,522
Leasing & Services	75,955	601	76,556	8,298	601	8,899
Eliminations	—	(16,254)	(16,254)	—	(2,235)	(2,235)
Corporate	—	—	—	(22,693)	—	(22,693)

	$612,866	$—	$612,866	$84,129	$—	$84,129

For the nine months ended May 31, 2016:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,611,686	$5,595	$1,617,281	$325,215	$941	$326,156
Wheels & Parts	247,604	24,074	271,678	15,720	2,155	17,875
Leasing & Services	225,044	10,444	235,488	42,668	10,444	53,112
Eliminations	—	(40,113)	(40,113)	—	(13,540)	(13,540)
Corporate	—	—	—	(58,596)	—	(58,596)

	$2,084,334	$—	$2,084,334	$325,007	$—	$325,007

For the three months ended May 31, 2015:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$593,376	$33	$593,409	$115,675	$—	$115,675
Wheels & Parts	97,407	7,605	105,012	5,078	607	5,685
Leasing & Services	23,823	11,722	35,545	10,824	11,722	22,546
Eliminations	—	(19,360)	(19,360)	—	(12,329)	(12,329)
Corporate	—	—	—	(27,166)	—	(27,166)

	$714,606	$—	$714,606	$104,411	$—	$104,411

For the nine months ended May 31, 2015:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,478,566	$7,534	$1,486,100	$258,602	$795	$259,397
Wheels & Parts	286,671	20,450	307,121	20,986	2,044	23,030
Leasing & Services	74,576	43,533	118,109	31,677	43,533	75,210
Eliminations	—	(71,517)	(71,517)	—	(46,372)	(46,372)
Corporate	—	—	—	(59,900)	—	(59,900)

	$1,839,813	$—	$1,839,813	$251,365	$—	$251,365

	Total assets
	May 31,	August 31,
(In thousands)	2016	2015
Manufacturing	$641,090	$675,409
Wheels & Parts	301,474	291,798
Leasing & Services	523,989	549,073
Unallocated	319,331	274,232

	$1,785,884	$1,790,512

THE GREENBRIER COMPANIES, INC.

Reconciliation of Earnings from operations to Earnings before income tax and earnings from unconsolidated affiliates:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2016	2015	2016	2015
Earnings from operations	$84,129	$104,411	$325,007	$251,365
Interest and foreign exchange	3,712	4,285	10,565	9,355

Earnings before income tax and earnings from unconsolidated affiliates	$80,417	$100,126	$314,442	$242,010

The results of operations for the GBW Joint Venture are accounted for under the equity method of accounting. The GBW Joint Venture is the Company’s fourth reportable segment and information as of May 31, 2016 and August 31, 2015 and for the three and nine months ended May 31, 2016 and 2015 are included in the tables below.

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2016	2015	2016	2015
Revenue	$95,699	$88,831	$289,381	$254,688
Earnings (loss) from operations	$3,030	$227	$9,065	$(1,507)

	Total Assets
	May 31, 2016	August 31, 2015
GBW (1)	$255,400	$239,871

(1)	Includes goodwill and intangible assets of $94.4 million and $96.9 million as of May 31, 2016 and August 31, 2015.

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

Eighty-three parties, including the State of Oregon and the federal government, have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately 110 additional parties have signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc. et al, U.S. District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has now been stayed by the court, pending the EPA’s Record of Decision, currently scheduled by the EPA for December 31, 2016.

On June 8, 2016, the EPA issued its Feasibility Study (FS) and Proposed Plan for the Portland Harbor Site. The EPA is accepting comments from the public on its Proposed Plan through August 8, 2016. The EPA’s FS includes remediation alternatives that would take from 4 to 62 years of active remediation, with an undiscounted cost ranging from $642 million to $10.2 billion and a net present value assuming a 7% discount rate ranging between $451 million and $9.4 billion. The Proposed Plan identifies the alternative currently favored by the EPA, which it assigns an estimated undiscounted cost of between $1.1 and $1.2 billion and a net present value of between $746 and $811 million. The EPA expects its cost estimates to be accurate within a range of +50 to -30 percent. EPA estimates that the remedy in the Proposed Plan would take 7 years of active remediation followed by 30 years of monitoring. The EPA’s FS and its Proposed Plan identify 13 Sediment Decision Units. One of the units, RM9W, includes the nearshore area of the river sediments offshore of our Portland, Oregon manufacturing facility as well as upstream and downstream of the facility. It also includes a portion of our riverbank. Neither the FS nor the Proposed Plan breaks down total remediation costs by unit.

Neither the EPA’s FS nor its Proposed Plan addresses responsibility for the costs of clean-up, allocates such costs among the potentially responsible parties, or defines precise boundaries for the cleanup. Responsibility for funding and implementing the EPA’s selected cleanup option will be determined after the issuance of the Record of Decision, currently scheduled by the EPA for December 31, 2016. Based on the investigation to date, the Company believes that it did not contribute in any material way to contamination in the river sediments or the damage of natural resources in the Portland Harbor Site and that the damage in the area of the Portland Harbor Site adjacent to its property precedes its ownership of the Portland, Oregon manufacturing facility. Because these environmental investigations are still underway, sufficient information is currently not available to determine the Company’s liability, if any, for the cost of any required remediation or restoration of the Portland Harbor Site or to estimate a range of potential loss. Based on the results of the pending investigations and future assessments of natural resource damages, the Company may be required to incur costs associated with additional phases of investigation or remedial

THE GREENBRIER COMPANIES, INC.

action, and may be liable for damages to natural resources. In addition, the Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways in Portland, Oregon, on the Willamette River, and the river’s classification as a Superfund site could result in some limitations on future dredging and launch activities. Any of these matters could adversely affect the Company’s business and Consolidated Financial Statements, or the value of its Portland property.

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

In accordance with customary business practices in Europe, the Company has $3.2 million in third party warranty guarantee facilities. To date no amounts have been drawn under these guarantee facilities.

As of May 31, 2016, the Mexican railcar manufacturing joint venture had $0.9 million of third party debt outstanding, for which the Company and its joint venture partner had each guaranteed approximately $0.4 million.

As of May 31, 2016, the Company had outstanding letters of credit aggregating $81.3 million associated with performance guarantees, facility leases and workers compensation insurance.

The Company made $5.3 million in cash contributions and $3.75 million in loans to GBW, an unconsolidated 50/50 joint venture, for the nine months ended May 31, 2016. The Company expects to loan additional amounts of approximately $1.25 million during 2016. The Company is likely to make additional capital contributions or loans to GBW in the future. As of May 31, 2016, the Company had a $35.2 million note receivable balance from GBW which is included on the Consolidated Balance Sheet in Accounts receivable, net.

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

Level 1 -	observable inputs such as unadjusted quoted prices in active markets for identical instruments;

Level 2 -	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and

Level 3 -	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of May 31, 2016 were:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$3,640	$—	$3,640	$—
Nonqualified savings plan investments	15,093	15,093	—	—
Cash equivalents	5,076	5,076	—	—

	$23,809	$20,169	$3,640	$—

Liabilities:
Derivative financial instruments	$9,029	$—	$9,029	$—

(1)	Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 11 Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2015 were:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$1,913	$—	$1,913	$—
Nonqualified savings plan investments	11,815	11,815	—	—
Cash equivalents	5,071	5,071	—	—

	$18,799	$16,886	$1,913	$—

Liabilities:
Derivative financial instruments	$3,206	$—	$3,206	$—

THE GREENBRIER COMPANIES, INC.

Note 15 – Related Party Transactions

In April 2010, WLR–Greenbrier Rail Inc. (WLR-GBX) was formed and acquired a lease fleet of nearly 4,000 railcars valued at approximately $256.0 million. WLR-GBX is wholly owned by affiliates of WL Ross & Co, LLC (WL Ross) and a member of the Company’s board of directors, Wendy Teramoto, is also an affiliate of WL Ross. In September 2015, the Company purchased the entire remaining WLR-GBX lease fleet of 3,885 railcars for approximately $148.0 million plus a $1.0 million fee. The transaction was approved by the Company’s disinterested, independent directors. The Company intends to sell the railcars and underlying attached leases to third parties in the short-term and therefore has classified these railcars as Leased railcars for syndication on the Company’s Consolidated Balance Sheet. During the nine months ended May 31, 2016, the Company sold to third parties 3,159 of these railcars with the underlying leases attached for $162.0 million. The Company recognized revenue on 2,766 of these railcars for $154.2 million and deferred revenue recognition on 389 of these railcars for $7.8 million due to the Company’s continuing involvement.

The Company and WL Ross have agreed that the Company will receive a preferred return on the proceeds of the sale of the portfolio, after which it will share a portion of the profits with WL Ross up to certain defined levels. The Company is first entitled to recoup its total investment plus a rate of return of 25%. The Company and WL Ross will then share in the profits up to certain defined levels. Once those defined levels have been met, the Company is entitled to receive 100% of the remaining profits. During the nine months ended May 31, 2016, the Company paid a total of $7.2 million to WL Ross pursuant to this profit sharing agreement and as of May 31, 2016 has accrued an additional $11.3 million that it anticipates will be paid to WL Ross in the future.

THE GREENBRIER COMPANIES, INC.

Note 16 – Guarantor/Non-Guarantor

The convertible senior notes due 2026 (the “Notes”) issued on May 22, 2006 are fully and unconditionally and jointly and severally guaranteed by substantially all of Greenbrier’s material 100% owned U.S. subsidiaries: Autostack Company LLC; Greenbrier-Concarril, LLC; Greenbrier Leasing Company LLC; Greenbrier Leasing Limited Partner, LLC; Greenbrier Management Services, LLC; Greenbrier Leasing, L.P.; Greenbrier Railcar LLC; Gunderson LLC; Gunderson Marine LLC; Gunderson Rail Services LLC; Meridian Rail Holding Corp.; Meridian Rail Acquisition Corp.; Meridian Rail Mexico City Corp.; Brandon Railroad LLC; Gunderson Specialty Products, LLC; Greenbrier Railcar Leasing, Inc. and Greenbrier Rail Services Holdings, LLC. No other subsidiaries guarantee the Notes including Greenbrier Union Holdings I LLC; Greenbrier MUL Holdings I LLC; Greenbrier Leasing Limited; Greenbrier Europe B.V.; Greenbrier Europe Holdings B.V.; Greenbrier International Holdings II, LLC; Greenbrier Germany GmbH; WagonySwidnica S.A.; Zaklad Naprawczy Taboru Kolejowego Olawa sp. z o.o.; Zaklad Transportu Kolejowego SIARKOPOL sp. z o.o.; Gunderson-Concarril, S.A. de C.V.; Mexico Meridianrail Services, S.A. de C.V.; Greenbrier Railcar Services – Tierra Blanca S.A. de C.V.; YSD Doors, S.A. de C.V.; Greenbrier do Brasil Participações Ltda; Greenbrier Tank Components, LLC; Gunderson-GIMSA S.A. de C.V.; Greenbrier; S.A. de C.V.; Greenbrier Industries, S.A. de C.V., GBSummit, LLC and Greenbrier-GIMSA, LLC.

The following represents the supplemental consolidating condensed financial information of Greenbrier and its guarantor and non-guarantor subsidiaries, as of May 31, 2016 and August 31, 2015 and for the three and nine months ended May 31, 2016 and 2015. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. The equity method investment for each subsidiary is recorded by the parent in intangibles and other assets. Intercompany transactions of goods and services between the guarantor and non-guarantor subsidiaries are presented as if the sales or transfers were at fair value to third parties and eliminated in consolidation.

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Balance Sheet

May 31, 2016

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$55,717	$1,263	$157,460	$—	$214,440
Restricted cash	—	1,765	6,904	—	8,669
Accounts receivable, net	3,736	585,797	49,529	(425,552)	213,510
Inventories	—	272,481	198,455	(12,868)	458,068
Leased railcars for syndication	—	139,827	—	(3,015)	136,812
Equipment on operating leases, net	—	232,900	2,709	(2,818)	232,791
Property, plant and equipment, net	9,139	104,302	204,569	—	318,010
Investment in unconsolidated affiliates	1,367,146	198,977	21,056	(1,497,882)	89,297
Intangibles and other assets, net	21,185	44,083	14,036	(8,282)	71,022
Goodwill	—	43,265	—	—	43,265

	$1,456,923	$1,624,660	$654,718	$(1,950,417)	$1,785,884

Liabilities and Equity
Revolving notes	$—	$—	$—	$—	$—
Accounts payable and accrued liabilities	449,757	223,954	170,823	(473,882)	370,652
Deferred income taxes	14,415	54,090	—	(18,115)	50,390
Deferred revenue	32,732	30,870	281	4,275	68,158
Notes payable	119,933	186,000	875	—	306,808
Total equity - Greenbrier	840,086	1,129,746	332,880	(1,462,626)	840,086
Noncontrolling interest	—	—	149,859	(69)	149,790

Total equity	840,086	1,129,746	482,739	(1,462,695)	989,876

	$1,456,923	$1,624,660	$654,718	$(1,950,417)	$1,785,884

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Income

For the three months ended May 31, 2016

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$(1,055)	$235,613	$419,441	$(195,505)	$458,494
Wheels & Parts	—	82,292	—	(3,875)	78,417
Leasing & Services	1,294	74,668	—	(7)	75,955

	239	392,573	419,441	(199,387)	612,866
Cost of revenue
Manufacturing	—	216,829	334,498	(198,552)	352,775
Wheels & Parts	—	73,475	—	(3,657)	69,818
Leasing & Services	—	63,201	—	(26)	63,175

	—	353,505	334,498	(202,235)	485,768
Margin	239	39,068	84,943	2,848	127,098
Selling and administrative expense	22,933	10,672	9,494	181	43,280
Net (gain) loss on disposition of equipment	—	(308)	254	(257)	(311)

Earnings (loss) from operations	(22,694)	28,704	75,195	2,924	84,129
Other costs
Interest and foreign exchange	2,069	1,910	(83)	(184)	3,712

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(24,763)	26,794	75,278	3,108	80,417
Income tax (expense) benefit	1,460	(7,556)	(15,244)	(1,109)	(22,449)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(23,303)	19,238	60,034	1,999	57,968
Earnings (loss) from unconsolidated affiliates	58,655	15,452	348	(72,891)	1,564

Net earnings (loss)	35,352	34,690	60,382	(70,892)	59,532
Net (earnings) loss attributable to noncontrolling interest	—	—	(22,579)	(1,601)	(24,180)

Net earnings (loss) attributable to Greenbrier	$35,352	$34,690	$37,803	$(72,493)	$35,352

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Income

For the nine months ended May 31, 2016

(In thousands, unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$1,992	$862,856	$1,336,226	$(589,388)	$1,611,686
Wheels & Parts	—	252,744	—	(5,140)	247,604
Leasing & Services	1,354	223,683	1	6	225,044

	3,346	1,339,283	1,336,227	(594,522)	2,084,334
Cost of revenue
Manufacturing	—	745,419	1,089,603	(587,387)	1,247,635
Wheels & Parts	—	228,969	—	(4,761)	224,208
Leasing & Services	—	180,814	—	(77)	180,737

	—	1,155,202	1,089,603	(592,225)	1,652,580
Margin	3,346	184,081	246,624	(2,297)	431,754
Selling and administrative expense	56,825	30,517	30,216	515	118,073
Net (gain) loss on disposition of equipment	—	(10,950)	256	(632)	(11,326)

Earnings (loss) from operations	(53,479)	164,514	216,152	(2,180)	325,007
Other costs
Interest and foreign exchange	8,409	5,182	(2,556)	(470)	10,565

Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(61,888)	159,332	218,708	(1,710)	314,442
Income tax (expense) benefit	(2,063)	(52,706)	(38,171)	38	(92,902)

Earnings (loss) before earnings (loss) from unconsolidated affiliates	(63,951)	106,626	180,537	(1,672)	221,540
Earnings (loss) from unconsolidated affiliates	213,604	29,558	(16)	(240,225)	2,921

Net earnings (loss)	149,653	136,184	180,521	(241,897)	224,461
Net (earnings) loss attributable to noncontrolling interest	—	—	(76,023)	1,215	(74,808)

Net earnings (loss) attributable to Greenbrier	$149,653	$136,184	$104,498	$(240,682)	$149,653

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the three months ended May 31, 2016

(In thousands, unaudited)

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$35,352	$34,690	$60,382	$(70,892)	$59,532
Other comprehensive income (loss)
Translation adjustment	—	—	1,477	—	1,477
Reclassification of derivative financial instruments recognized in net earnings (loss)	—	230	429	—	659
Unrealized gain on derivative financial instruments	5	3	1,105	—	1,113
Other (net of tax effect)	—	—	7	—	7

	5	233	3,018	—	3,256

Comprehensive income (loss)	35,357	34,923	63,400	(70,892)	62,788
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(22,594)	(1,601)	(24,195)

Comprehensive income (loss) attributable to Greenbrier	$35,357	$34,923	$40,806	$(72,493)	$38,593

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the nine months ended May 31, 2016

(In thousands, unaudited)

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$149,653	$136,184	$180,521	$(241,897)	$224,461
Other comprehensive income (loss)
Translation adjustment	1,527	—	(3,655)	(1,527)	(3,655)
Reclassification of derivative financial instruments recognized in net earnings (loss)	—	746	964	—	1,710
Unrealized loss on derivative financial instruments	(23)	(1,409)	(4,985)	—	(6,417)
Other (net of tax effect)	—	—	1	—	1

	1,504	(663)	(7,675)	(1,527)	(8,361)

Comprehensive income (loss)	151,157	135,521	172,846	(243,424)	216,100
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(75,976)	1,215	(74,761)

Comprehensive income (loss) attributable to Greenbrier	$151,157	$135,521	$96,870	$(242,209)	$141,339

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the nine months ended May 31, 2016

(In thousands, unaudited)

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$149,653	$136,184	$180,521	$(241,897)	$224,461
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	15,000	(18,235)	2,219	(9,127)	(10,143)
Depreciation and amortization	2,059	23,314	16,385	(77)	41,681
Net gain on disposition of equipment	—	(10,950)	256	(632)	(11,326)
Stock based compensation expense	19,055	—	—	—	19,055
Noncontrolling interest adjustment	—	—	—	837	837
Other	—	(32)	596	—	564
Decrease (increase) in assets:
Accounts receivable, net	45,735	27,389	(27,697)	(59,760)	(14,333)
Inventories	—	(82,518)	58,013	9,159	(15,346)
Leased railcars for syndication	—	36,802	—	(7,979)	28,823
Other	(1,715)	(1,666)	(64,522)	62,712	(5,191)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(48,102)	(59,664)	(34,987)	54,046	(88,707)
Deferred revenue	32,732	(8,710)	281	—	24,303

Net cash provided by (used in) operating activities	214,417	41,914	131,065	(192,718)	194,678

Cash flows from investing activities:
Proceeds from sales of assets	—	88,697	10	—	88,707
Capital expenditures	(2,796)	(18,480)	(30,431)	—	(51,707)
Decrease (increase) in restricted cash	—	201	(1)	—	200
Investment in and net advances to unconsolidated affiliates	(176,356)	(26,977)	—	194,245	(9,088)
Cash distribution from unconsolidated affiliates	5,338	—	—	—	5,338

Net cash provided by (used in) investing activities	(173,814)	43,441	(30,422)	194,245	33,450

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	(49,000)	—	—	—	(49,000)
Proceeds from revolving notes with maturities longer than 90 days	—	—	—	—	—
Repayment of revolving notes with maturities longer than 90 days	—	—	(1,888)	—	(1,888)
Repayments of notes payable	(13,981)	(5,261)	(219)	—	(19,461)
Debt issuance costs	(4,160)	—	—	—	(4,160)
Intercompany advances	75,289	(77,270)	1,981	—	—
Repurchase of stock	(33,498)	—	—	—	(33,498)
Dividends	(17,362)	—	—	—	(17,362)
Cash contribution to joint venture partner	—	—	(62,710)	—	(62,710)
Investment by joint venture partner	—	—	5,400	—	5,400
Excess tax benefit from restricted stock awards	2,786	—	—	—	2,786
Other	—	—	(7)	—	(7)

Net cash provided by (used in) financing activities	(39,926)	(82,531)	(57,443)	—	(179,900)

Effect of exchange rate changes	1,505	(1,680)	(5,016)	(1,527)	(6,718)
Increase (decrease) in cash and cash equivalents	2,182	1,144	38,184	—	41,510
Cash and cash equivalents
Beginning of period	53,535	119	119,276	—	172,930

End of period	$55,717	$1,263	$157,460	$—	$214,440

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

THE GREENBRIER COMPANIES, INC.

The Greenbrier Companies, Inc.

Condensed Consolidating Statement of Cash Flows

For the nine months ended May 31, 2015

(In thousands, unaudited)

(In thousands)	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$125,948	$138,166	$146,501	$(243,262)	$167,353
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(138)	(8,000)	2,893	—	(5,245)
Depreciation and amortization	1,484	19,909	11,936	(71)	33,258
Net (gain)loss on disposition of equipment	—	(927)	7	(4)	(924)
Stock based compensation expense	13,176	—	—	—	13,176
Noncontrolling interest adjustments	—	—	—	20,371	20,371
Other	43	105	860	—	1,008
Decrease (increase) in assets:
Accounts receivable, net	50	(10,046)	37,034	(35,807)	(8,769)
Inventories	—	(39,279)	(87,156)	1,529	(124,906)
Leased railcars for syndication	—	(109,324)	—	18,410	(90,914)
Other	20,641	763	(33,634)	10,564	(1,666)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(3,824)	25,612	9,112	(7,765)	23,135
Deferred revenue	(122)	4,078	(276)	—	3,680

Net cash provided by (used in) operating activities	157,258	21,057	87,277	(236,035)	29,557

Cash flows from investing activities:
Proceeds from sales of assets	—	4,623	5	—	4,628
Capital expenditures	(2,424)	(18,807)	(55,059)	398	(75,892)
Decrease (increase) in restricted cash	—	229	(1)	—	228
Investment in and net advances to unconsolidated affiliates	(245,594)	(19,966)	—	235,637	(29,923)
Cash distribution from unconsolidated affiliates	715	—	—	—	715

Net cash provided by (used in) investing activities	(247,303)	(33,921)	(55,055)	236,035	(100,244)

Cash flows from financing activities:
Net changes in revolving notes with maturities of 90 days or less	73,000	—	—	—	73,000
Proceeds from revolving notes with maturities longer than 90 days	—	—	42,563	—	42,563
Repayments of revolving notes with maturities longer than 90 days	—	—	(36,137)	—	(36,137)
Repayments of notes payable	(5)	(5,280)	(219)	—	(5,504)
Intercompany advances	(18,997)	9,788	9,209	—	—
Repurchase of stock	(48,451)	—	—	—	(48,451)
Dividends	(12,069)	—	—	—	(12,069)
Decrease in restricted cash	—	11,000	—	—	11,000
Cash distributions to joint venture partner	—	—	(12,489)	—	(12,489)
Excess tax benefit from restricted stock awards	2,964	—	—	—	2,964
Other	(248)	—	—	—	(248)

Net cash provided by (used in) financing activities	(3,806)	15,508	2,927	—	14,629

Effect of exchange rate changes	—	(2,269)	(3,806)	—	(6,075)
Increase (decrease) in cash and cash equivalents	(93,851)	375	31,343	—	(62,133)
Cash and cash equivalents
Beginning of period	149,747	112	35,057	—	184,916

End of period	$55,896	$487	$66,400	$—	$122,783

THE GREENBRIER COMPANIES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in four reportable segments: Manufacturing; Wheels & Parts; Leasing & Services; and GBW Joint Venture. Our segments are operationally integrated. The Manufacturing segment, operating from facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Wheels & Parts segment performs wheel and axle servicing, as well as production of a variety of parts for the railroad industry in North America. The Leasing & Services segment owns approximately 9,200 railcars (5,900 railcars held as equipment on operating leases, 2,400 held as leased railcars for syndication and 900 held as finished goods inventory) and provides management services for approximately 261,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. The GBW Joint Venture segment provides repair services at over 30 locations across North America, including more than 10 tank car repair and maintenance facilities certified by the Association of American Railroads (AAR). The results of these operations were included as part of Earnings (loss) from unconsolidated affiliates as we account for our interest in GBW under the equity method of accounting. We also produce rail castings and tank heads through unconsolidated joint ventures and have a 19.5% ownership stake in a railcar manufacturer in Brazil with an option to acquire an additional 40.5% ownership interest, which can be exercised no later than December 30, 2017.

Our total manufacturing backlog of railcar units as of May 31, 2016 was approximately 31,200 units with an estimated value of $3.62 billion, of which 27,000 units with a value of $3.23 billion are for direct sales and 4,200 units with a value of $0.39 billion are intended for syndications to third parties with a lease attached. Backlog as of May 31, 2015 was approximately 45,100 units with an estimated value of $4.86 billion. Currently, no orders in our May 31, 2016 backlog are intended to be placed into our owned lease fleet. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future, which may impact the dollar amount of backlog. Marine backlog as of May 31, 2016 was $51 million compared to $70 million as of May 31, 2015.

Our backlog of railcar units and marine vessels is not necessarily indicative of future results of operations. Certain orders in backlog are subject to customary documentation and completion of terms. Customer orders contain terms and conditions customary in the industry. Customers may attempt to cancel or modify orders in backlog. Historically little variation has been experienced between the quantity ordered and the quantity actually delivered, though the timing of deliveries has been modified from time to time. Backlog as of May 31, 2016 includes an aggregate of 5,000 covered hopper railcars for use in energy related sand transportation that customers, certain of which are under financial stress, are attempting to cancel, settle or modify. We cannot guarantee that our reported railcar backlog will convert to revenue in any particular period, if at all.

In September 2015, we purchased a portfolio of 3,885 railcars from a related third party for approximately $148.0 million plus a $1.0 million fee. We intend to resell the railcars and underlying attached leases to third parties in the short-term and therefore have classified these railcars as Leased railcars for syndication on our Consolidated Balance Sheet. During the nine months ended May 31, 2016, we sold to third parties 3,159 of these railcars with the underlying leases attached for $162.0 million. We recognized revenue on 2,766 of these railcars for $154.2 million and deferred revenue recognition on 389 of these railcars for $7.8 million due to our continuing involvement. The gross proceeds from the sale of these railcars with leases attached were recorded as revenue and the cost of purchasing these railcars was recorded in cost of revenue within our Leasing & Services segment.

THE GREENBRIER COMPANIES, INC.

In May 2016 we announced that we entered into an agreement to acquire a 19.5% ownership interest for $10 million in Amsted-Maxion Fundição e Equipamentos Ferroviários S.A (Amsted-Maxion Cruzeiro), a manufacturer of castings and components for railcars and other heavy equipment. The agreement is subject to customary closing conditions, including antitrust review and is expected to close in the fourth quarter of 2016. Amsted-Maxion Cruzeiro is also the co-owner with us of Amsted-Maxion Equipamentos E Serviços Ferroviários S.A. (Greenbrier-Maxion), a railcar manufacturer in Brazil. We own 19.5% of Greenbrier-Maxion while Amsted-Maxion Cruzeiro owns 80.5%. When we complete the investment in Amsted-Maxion Cruzeiro we will, directly and indirectly, own approximately 35% of Greenbrier-Maxion. As part of this investment, we have an option, subject to certain conditions, to acquire an additional 10% interest in Amsted-Maxion Cruzeiro. Our option expires on October 20, 2017. In 2015, as part of our initial investment in Greenbrier-Maxion, we secured an option to acquire an additional 40.5% direct ownership interest in Greenbrier-Maxion. The option is exercisable until December 30, 2017 and has been modified as part of this current transaction to allow us to purchase a direct ownership interest in Greenbrier-Maxion in an amount between 30.6% and 40.5%, with the option exercise price adjusted in proportion to the ownership interest obtained.

THE GREENBRIER COMPANIES, INC.

Three Months Ended May 31, 2016 Compared to Three Months Ended May 31, 2015

Overview

Revenue, cost of revenue, margin and operating profit presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three Months Ended May 31,
(In thousands)	2016	2015
Revenue:
Manufacturing	$458,494	$593,376
Wheels & Parts	78,417	97,407
Leasing & Services	75,955	23,823

	612,866	714,606
Cost of revenue:
Manufacturing	352,775	465,658
Wheels & Parts	69,818	89,645
Leasing & Services	63,175	10,017

	485,768	565,320
Margin:
Manufacturing	105,719	127,718
Wheels & Parts	8,599	7,762
Leasing & Services	12,780	13,806

	127,098	149,286
Selling and administrative	43,280	45,595
Net gain on disposition of equipment	(311)	(720)

Earnings from operations	84,129	104,411
Interest and foreign exchange	3,712	4,285

Earnings before income taxes and earnings from unconsolidated affiliates	80,417	100,126
Income tax expense	(22,449)	(30,783)

Earnings before earnings from unconsolidated affiliates	57,968	69,343
Earnings from unconsolidated affiliates	1,564	982

Net earnings	59,532	70,325
Net earnings attributable to noncontrolling interest	(24,180)	(27,514)

Net earnings attributable to Greenbrier	$35,352	$42,811

Diluted earnings per common share	$1.12	$1.33

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Three Months Ended May 31,
(In thousands)	2016	2015
Operating profit (loss):
Manufacturing	$92,713	$115,675
Wheels & Parts	5,811	5,078
Leasing & Services	8,298	10,824
Corporate	(22,693)	(27,166)

	$84,129	$104,411

THE GREENBRIER COMPANIES, INC.

Consolidated Results

	Three Months Ended May 31,		Increase (Decrease)	% Change
(In thousands)	2016	2015
Revenue	$612,866	$714,606	$(101,740)	(14.2%)
Cost of revenue	$485,768	$565,320	$(79,552)	(14.1%)
Margin (%)	20.7%	20.9%	(0.2%)	*
Net earnings attributable to Greenbrier	$35,352	$42,811	$(7,459)	(17.4%)

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period which causes fluctuations in our results of operations.

The 14.2% decrease in revenue for the three months ended May 31, 2016 as compared to the three months ended May 31, 2015 was primarily due to a 22.7% decrease in Manufacturing revenue primarily due to a 24.6% decrease in the volume of railcar deliveries. In addition, the decrease in revenue was attributed to a 19.5% decrease in Wheels & Parts revenue as a result of lower wheel set, component and parts volumes due to a decrease in demand. These were partially offset by a 218.8% increase in Leasing & Services revenue which was primarily the result of the sale of railcars that we purchased from a related third party.

The 14.1% decrease in cost of revenue for the three months ended May 31, 2016 as compared to the three months ended May 31, 2015 was due to a 24.2% decrease in Manufacturing cost of revenue primarily due to a 24.6% decrease in the volume of railcar deliveries. In addition, the decrease in cost of revenue was attributed to a 22.1% decrease in Wheels & Parts cost of revenue due to lower wheel set, component and parts costs associated with decreased volumes. These were partially offset by a 530.7% increase in Leasing & Services cost of revenue which was the result of costs associated with the sale of railcars that we purchased from a related third party.

Margin as a percentage of revenue was 20.7% and 20.9% for the three months ended May 31, 2016 and 2015, respectively. The overall 0.2% decrease in margin percentage was due to a decrease in Leasing & Services margin. Leasing & Services margin decreased to 16.8% from 58.0% primarily as a result of a lower margin percentage on the syndication of railcars purchased from a related third party. This was partially offset by an increase in Manufacturing margin to 23.1% from 21.5% due to a change in product mix. In addition, the decrease in Leasing & Services margin was partially offset by an increase in Wheels & Parts margin to 11.0% from 8.0% primarily due to a more favorable parts product mix in the current year and the adverse effect of declines in scrap metal pricing on wheel margins in the prior year.

The $7.5 million decrease in net earnings for the three months ended May 31, 2016 as compared to the three months ended May 31, 2015 was primarily attributable to a decrease in margin due to lower railcar deliveries.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

	Three Months Ended May 31,		Increase (Decrease)	% Change
(In thousands)	2016	2015
Revenue	$458,494	$593,376	$(134,882)	(22.7%)
Cost of revenue	$352,775	$465,658	$(112,883)	(24.2%)
Margin (%)	23.1%	21.5%	1.6%	*
Operating profit ($)	$92,713	$115,675	$(22,962)	(19.9%)
Operating profit (%)	20.2%	19.5%	0.7%	*
Deliveries	4,300	5,700	(1,400)	(24.6%)

*	Not meaningful

Manufacturing revenue was $458.5 million and $593.4 million for the three months ended May 31, 2016 and 2015, respectively. Manufacturing revenue decreased $134.9 million or 22.7% primarily due to a 24.6% decrease in the volume of railcar deliveries. This was partially offset by a product mix in the current period which had a higher average selling price as compared to the prior comparable period.

Manufacturing cost of revenue was $352.8 million and $465.7 million for the three months ended May 31, 2016 and 2015, respectively. Cost of revenue decreased $112.9 million or 24.2% primarily due to a 24.6% decrease in the volume of railcar deliveries.

Manufacturing margin as a percentage of revenue for the three months ended May 31, 2016 was 23.1% compared to 21.5% for the three months ended May 31, 2015. The 1.6% increase in margin was primarily due to a change in product mix, partially offset by lower volumes of new railcar sales with leases attached which typically result in higher sales prices and margins.

Manufacturing operating profit was $92.7 million or 20.2% of revenue for the three months ended May 31, 2016 and $115.7 million or 19.5% of revenue for the three months ended May 31, 2015. The $23.0 million or 19.9% decrease in operating profit was primarily attributed to a decrease in margin due to lower railcar deliveries.

THE GREENBRIER COMPANIES, INC.

Wheels & Parts Segment

	Three Months Ended May 31,		Increase (Decrease)	% Change
(In thousands)	2016	2015
Revenue	$78,417	$97,407	$(18,990)	(19.5%)
Cost of revenue	$69,818	$89,645	$(19,827)	(22.1%)
Margin (%)	11.0%	8.0%	3.0%	*
Operating profit ($)	$5,811	$5,078	$733	14.4%
Operating profit (%)	7.4%	5.2%	2.2%	*

*	Not meaningful

Wheels & Parts revenue was $78.4 million and $97.4 million for the three months ended May 31, 2016 and 2015, respectively. The $19.0 million or 19.5% decrease in revenue was primarily a result of lower wheel set, component and parts volumes due to a decrease in demand.

Wheels & Parts cost of revenue was $69.8 million and $89.6 million for the three months ended May 31, 2016 and 2015, respectively. Cost of revenue decreased $19.8 million or 22.1% primarily due to lower wheel set, component and parts costs associated with decreased volumes.

Wheels & Parts margin as a percentage of revenue for the three months ended May 31, 2016 was 11.0% compared to 8.0% for the three months ended May 31, 2015. The increase in margin was primarily due to the adverse effect of declines in scrap metal pricing on wheel margins in the prior year and a more favorable parts product mix in the current year.

Wheels & Parts operating profit was $5.8 million or 7.4% of revenue for the three months ended May 31, 2016 and $5.1 million or 5.2% of revenue for the three months ended May 31, 2015. The $0.7 million or 14.4% increase in operating profit was primarily attributed to the adverse effect of declines in scrap metal pricing on wheel margins in the prior year.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

	Three Months Ended May 31,		Increase (Decrease)	% Change
(In thousands)	2016	2015
Revenue	$75,955	$23,823	$52,132	218.8%
Cost of revenue	$63,175	$10,017	$53,158	530.7%
Margin (%)	16.8%	58.0%	(41.2%)	*
Operating profit ($)	$8,298	$10,824	$(2,526)	(23.3%)
Operating profit (%)	10.9%	45.4%	(34.5%)	*

*	Not meaningful

Leasing & Services revenue was $76.0 million and $23.8 million for the three months ended May 31, 2016 and 2015, respectively. The $52.1 million or 218.8% increase in revenue was primarily the result of the sale of railcars for $53.9 million that we purchased from a related third party with the intent to resell them. The gross proceeds from the sale of these railcars with leases attached were recorded as revenue and the cost of purchasing these railcars was recorded in cost of revenue. The increase in revenue was partially offset by a lower average volume of rent-producing leased railcars for syndication, which are held short term and classified as Leased railcars for syndication on our Consolidated Balance Sheet.

Leasing & Services cost of revenue was $63.2 million and $10.0 million for the three months ended May 31, 2016 and 2015, respectively. Cost of revenue increased $53.2 million primarily due to costs associated with the sale of railcars that we purchased from a related third party.

Leasing & Services margin as a percentage of revenue for the three months ended May 31, 2016 was 16.8% compared to 58.0% for the three months ended May 31, 2015. The 41.2% decrease was primarily as a result of a lower margin percentage on the syndication of railcars purchased from a related third party and lower average volume of rent-producing leased railcars for syndication.

Leasing & Services operating profit was $8.3 million or 10.9% of revenue for the three months ended May 31, 2016 and $10.8 million or 45.4% of revenue for the three months ended May 31, 2015. The $2.5 million or 23.3% decrease in operating profit was primarily attributed to a lower average volume of rent-producing leased railcars for syndication partially offset by profit from the sale of railcars that we purchased from a related third party.

The percentage of owned units on lease excluding newly manufactured railcars not yet on lease and a recent railcar portfolio acquisition was 94.9% at May 31, 2016 compared to 98.6% at May 31, 2015.

THE GREENBRIER COMPANIES, INC.

GBW Joint Venture Segment

GBW, an unconsolidated 50/50 joint venture, generated total revenue of $95.7 million and $88.8 million for the three months ended May 31, 2016 and 2015, respectively. The increase in revenue of $6.9 million was primarily due to a favorable change in mix and an increase in volume.

GBW margin as a percentage of revenue for the three months ended May 31, 2016 was 9.9% compared to 7.4% for the three months ended May 31, 2015. The increase was primarily attributed to an increase in labor efficiencies in the current year.

To reflect our 50% share of GBW’s net results, we recorded earnings of $1.2 million and $0.4 million in Earnings from unconsolidated affiliates for the three months ended May 31, 2016 and 2015, respectively.

Selling and Administrative Expense

	Three Months Ended May 31,		Increase (Decrease)	% Change
(In thousands)	2016	2015
Selling and administrative expense	$43,280	$45,595	$(2,315)	(5.1%)

Selling and administrative expense was $43.3 million or 7.1% of revenue for the three months ended May 31, 2016 compared to $45.6 million or 6.4% of revenue for the prior comparable period. The $2.3 million decrease was primarily attributed to costs incurred in the prior year which included $5.8 million in professional fees and other transaction costs in connection with a potential acquisition and $1.7 million in costs associated with our advocacy of new tank car regulations. These were partially offset by a $4.5 million increase in employee-related costs including long-term and short-term incentive compensation, additional headcount and costs associated with a separation and consultation agreement in the current year.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $0.3 million for the three months ended May 31, 2016 compared to a net gain on disposition of equipment of $0.7 million for the prior comparable period.

Net gain on disposition of equipment includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity and disposition of property, plant and equipment.

THE GREENBRIER COMPANIES, INC.

Other Costs

Interest and foreign exchange expense was composed of the following:

	Three Months Ended May 31,		Increase (Decrease)
(In thousands)	2016	2015
Interest and foreign exchange:
Interest and other expense	$3,925	$5,151	$(1,226)
Foreign exchange gain	(213)	(866)	653

	$3,712	$4,285	$(573)

The $0.6 million decrease in interest and foreign exchange expense from the prior comparable period was primarily attributed to a $1.2 million decrease in interest expense as a result of lower average borrowings as compared to the prior year. This was partially offset by a $0.7 million decrease in foreign exchange gain as compared to the prior comparable period primarily attributed to the change in the Mexican Peso relative to the U.S. Dollar.

Income Tax

The tax rate for the three months ended May 31, 2016 was 27.9%, compared to 30.7% for the three months ended May 31, 2015. The decrease in the tax rate was primarily attributable to a change in the proportion of projected pre-tax earnings attributable to our Mexican railcar manufacturing joint venture.

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

Earnings From Unconsolidated Affiliates

Earnings from unconsolidated affiliates was $1.6 million for the three months ended May 31, 2016 compared to $1.0 million for the three months ended May 31, 2015. Earnings from unconsolidated affiliates primarily included our share of after-tax results from our GBW Joint Venture including eliminations associated with GBW transactions with other Greenbrier entities and our share of after-tax results from our castings joint venture. In addition, the three months ended May 31, 2016 included our share of after-tax results from our tank head joint venture and our share of after-tax results from our 19.5% ownership stake in a railcar manufacturer in Brazil.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $24.2 million for the three months ended May 31, 2016 compared to $27.5 million in the prior comparable period. These amounts primarily represent our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The decrease of $3.3 million from the prior year is primarily a result of a decrease in the volume of railcar deliveries.

THE GREENBRIER COMPANIES, INC.

Nine Months Ended May 31, 2016 Compared to Nine Months Ended May 31, 2015

Overview

Revenue, cost of revenue, margin and operating profit presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Nine Months Ended May 31,
(In thousands)	2016	2015
Revenue:
Manufacturing	$1,611,686	$1,478,566
Wheels & Parts	247,604	286,671
Leasing & Services	225,044	74,576

	2,084,334	1,839,813
Cost of revenue:
Manufacturing	1,247,635	1,184,922
Wheels & Parts	224,208	259,285
Leasing & Services	180,737	32,942

	1,652,580	1,477,149
Margin:
Manufacturing	364,051	293,644
Wheels & Parts	23,396	27,386
Leasing & Services	44,307	41,634

	431,754	362,664
Selling and administrative	118,073	112,223
Net gain on disposition of equipment	(11,326)	(924)

Earnings from operations	325,007	251,365

Interest and foreign exchange	10,565	9,355

Earnings before income taxes and earnings from unconsolidated affiliates	314,442	242,010
Income tax expense	(92,902)	(76,209)

Earnings before earnings from unconsolidated affiliates	221,540	165,801
Earnings from unconsolidated affiliates	2,921	1,552

Net earnings	224,461	167,353
Net earnings attributable to noncontrolling interest	(74,808)	(41,405)

Net earnings attributable to Greenbrier	$149,653	$125,948

Diluted earnings per common share	$4.67	$3.91

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Nine Months Ended May 31,
(In thousands)	2016	2015
Operating profit (loss):
Manufacturing	$325,215	$258,602
Wheels & Parts	15,720	20,986
Leasing & Services	42,668	31,677
Corporate	(58,596)	(59,900)

	$325,007	$251,365

THE GREENBRIER COMPANIES, INC.

Consolidated Results

	Nine Months Ended May 31,		Increase (Decrease)	% Change
(In thousands)	2016	2015
Revenue	$2,084,334	$1,839,813	$244,521	13.3%
Cost of revenue	$1,652,580	$1,477,149	$175,431	11.9%
Margin (%)	20.7%	19.7%	1.0%	*
Net earnings attributable to Greenbrier	$149,653	$125,948	$23,705	18.8%

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period which causes fluctuations in our results of operations.

The 13.3% increase in revenue for the nine months ended May 31, 2016 as compared to the nine months ended May 31, 2015 was primarily due to a 9.0% increase in Manufacturing revenue. The increase in Manufacturing revenue was primarily due to a 5.4% increase in the volume of railcar deliveries with a mix that had a higher average selling price. In addition, the increase in revenue was due a 201.8% increase in Leasing & Services revenue which was primarily the result of an increase in the sale of railcars that we purchased from a related third party. These were partially offset by a 13.6% decrease in Wheels & Parts revenue as a result of lower wheel set, component and parts volumes due to a decrease in demand and a decrease in scrap metal pricing.

The 11.9% increase in cost of revenue for the nine months ended May 31, 2016 as compared to the nine months ended May 31, 2015 was due to a 5.3% increase in Manufacturing cost of revenue. The increase in Manufacturing cost of revenue was due to an increase of 5.4% in the volume of railcar deliveries with a mix that had a higher average labor and material content. This was partially offset by improved production efficiencies. In addition, the increase in revenue was due a 448.7% increase in Leasing & Services cost of revenue which was primarily the result of an increase in the costs associated with the sale of railcars that we purchased from a related third party. These were partially offset by a 13.5% decrease in Wheels & Parts cost of revenue as a result of lower wheel set, component and parts costs associated with decreased volumes.

Margin as a percentage of revenue was 20.7% and 19.7% for the nine months ended May 31, 2016 and 2015, respectively. The overall 1.0% increase in margin percentage was due to an increase in Manufacturing margin which increased to 22.6% from 19.9% primarily due to a change in product mix and improved production efficiencies. This was partially offset by a decrease in Leasing & Services margin to 19.7% from 55.8% primarily as a result of a lower margin percentage on the syndication of railcars purchased from a related third party. In addition, the increase in Manufacturing margin was partially offset by a decrease in Wheels & Parts margin to 9.4% from 9.6% due to lower wheel set and component volumes and a decrease in scrap metal pricing.

The $23.7 million increase in net earnings for the nine months ended May 31, 2016 as compared to the nine months ended May 31, 2015 was primarily attributable to an increase in margin due to higher railcar deliveries.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

	Nine Months Ended May 31,		Increase (Decrease)	% Change
(In thousands)	2016	2015
Revenue	$1,611,686	$1,478,566	$133,120	9.0%
Cost of revenue	$1,247,635	$1,184,922	$62,713	5.3%
Margin (%)	22.6%	19.9%	2.7%	*
Operating profit ($)	$325,215	$258,602	$66,613	25.8%
Operating profit (%)	20.2%	17.5%	2.7%	*
Deliveries	15,700	14,900	800	5.4%

*	Not meaningful

Manufacturing revenue was $1.6 billion and $1.5 billion for the nine months ended May 31, 2016 and 2015, respectively. Manufacturing revenue increased $133.1 million or 9.0% primarily due to a 5.4% increase in the volume of railcar deliveries with a product mix in the current period which had a higher average selling price as compared to the prior comparable period.

Manufacturing cost of revenue was $1.2 billion for both the nine months ended May 31, 2016 and 2015, respectively. Cost of revenue increased $62.7 million or 5.3% due to an increase of 5.4% in the volume of railcar deliveries with a mix which had a higher average labor and material content. This was partially offset by improved production efficiencies.

Manufacturing margin as a percentage of revenue for the nine months ended May 31, 2016 was 22.6% compared to 19.9% for the nine months ended May 31, 2015. The 2.7% increase in margin was primarily due to a change in product mix and improved production efficiencies. This was partially offset by lower volumes of new railcar sales with leases attached which typically result in higher sales prices and margins.

Manufacturing operating profit was $325.2 million or 20.2% of revenue for the nine months ended May 31, 2016 and $258.6 million or 17.5% of revenue for the nine months ended May 31, 2015. The $66.6 million or 25.8% increase in operating profit was primarily attributed to an increase in margin due to higher railcar deliveries.

THE GREENBRIER COMPANIES, INC.

Wheels & Parts Segment

	Nine Months Ended May 31,		Increase (Decrease)	% Change
(In thousands)	2016	2015
Revenue	$247,604	$286,671	$(39,067)	(13.6%)
Cost of revenue	$224,208	$259,285	$(35,077)	(13.5%)
Margin (%)	9.4%	9.6%	(0.2%)	*
Operating profit ($)	$15,720	$20,986	$(5,266)	(25.1%)
Operating profit (%)	6.3%	7.3%	(1.0%)	*

*	Not meaningful

Wheels & Parts revenue was $247.6 million and $286.7 million for the nine months ended May 31, 2016 and 2015, respectively. The $39.1 million or 13.6% decrease in revenue was primarily a result of lower wheel set, component and parts volumes due to a decrease in demand and a decrease in scrap metal pricing.

Wheels & Parts cost of revenue was $224.2 million and $259.3 million for the nine months ended May 31, 2016 and 2015, respectively. Cost of revenue decreased $35.1 million or 13.5% primarily due to lower wheel set, component and parts costs associated with decreased volumes.

Wheels & Parts margin as a percentage of revenue for the nine months ended May 31, 2016 was 9.4% compared to 9.6% for the nine months ended May 31, 2015. The 0.2% decrease in margin was due to lower wheel set and component volumes and a decrease in scrap metal pricing. These were partially offset by a more favorable parts product mix.

Wheels & Parts operating profit was $15.7 million or 6.3% of revenue for the nine months ended May 31, 2016 and $21.0 million or 7.3% of revenue for the nine months ended May 31, 2015. The $5.3 million or 25.1% decrease in operating profit was primarily attributed to a decrease in margin due to a decrease in volumes.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

	Nine Months Ended May 31,		Increase (Decrease)	% Change
(In thousands)	2016	2015
Revenue	$225,044	$74,576	$150,468	201.8%
Cost of revenue	$180,737	$32,942	$147,795	448.7%
Margin (%)	19.7%	55.8%	(36.1%)	*
Operating profit ($)	$42,668	$31,677	$10,991	34.7%
Operating profit (%)	19.0%	42.5%	(23.5%)	*

*	Not meaningful

Leasing & Services revenue was $225.0 million and $74.6 million for the nine months ended May 31, 2016 and 2015, respectively. The $150.5 million or 201.8% increase in revenue was primarily the result of the sale of railcars for $154.2 million that we purchased from a related third party with the intent to resell them. The gross proceeds from the sale of these railcars with leases attached were recorded as revenue and the cost of purchasing these railcars was recorded in cost of revenue. The increase in revenue was also attributed to a higher average volume of rent-producing leased railcars for syndication, which are held short term and classified as Leased railcars for syndication on our Consolidated Balance Sheet.

Leasing & Services cost of revenue was $180.7 million and $32.9 million for the nine months ended May 31, 2016 and 2015, respectively. Cost of revenue increased $147.8 million or 448.7% primarily due to an increase in costs associated with the sale of railcars that we purchased from a related third party.

Leasing & Services margin as a percentage of revenue for the nine months ended May 31, 2016 was 19.7% compared to 55.8% for the nine months ended May 31, 2015. The 36.1% decrease was primarily as a result of a lower margin percentage on the syndication of railcars purchased from a related third party. This was partially offset by a higher average volume of rent-producing leased railcars for syndication.

Leasing & Services operating profit was $42.7 million or 19.0% of revenue for the nine months ended May 31, 2016 and $31.7 million or 42.5% of revenue for the nine months ended May 31, 2015. The $11.0 million or 34.7% increase in operating profit was primarily attributed to an increase in net gain on disposition of equipment and profit from the sale of railcars that we purchased from a related third party.

THE GREENBRIER COMPANIES, INC.

GBW Joint Venture Segment

GBW, an unconsolidated 50/50 joint venture, generated total revenue of $289.4 million and $254.7 million for the nine months ended May 31, 2016 and 2015, respectively. The increase in revenue of $34.7 million was primarily due an increase in volume and favorable pricing.

GBW margin as a percentage of revenue for the nine months ended May 31, 2016 was 9.8% compared to 6.0% for the nine months ended May 31, 2015. The increase was primarily attributed to an increase in labor efficiencies in the current year. In addition, the prior year included integration and startup costs.

To reflect our 50% share of GBW’s net results, we recorded earnings of $3.3 million and $0.4 million in Earnings from unconsolidated affiliates for the nine months ended May 31, 2016 and 2015, respectively.

Selling and Administrative Expense

	Nine Months Ended May 31,		Increase (Decrease)	% Change
(In thousands)	2016	2015
Selling and administrative expense	$118,073	$112,223	$5,850	5.2%

Selling and administrative expense was $118.1 million or 5.7% of revenue for the nine months ended May 31, 2016 compared to $112.2 million or 6.1% of revenue for the prior comparable period. The $5.9 million increase was primarily attributed to a $13.5 million increase in employee-related costs including long-term and short-term incentive compensation, additional headcount and costs associated with a separation and consultation agreement. The increase was also attributed to a $3.0 million increase in consulting costs primarily associated with strategic business development and IT initiatives. These were partially offset by costs incurred in the prior year which included $5.8 million in professional fees and other transaction costs in connection with a potential acquisition, $2.4 million in costs associated with our advocacy of new tank car regulations and $1.9 million in legal, accounting and consulting costs associated with the previously disclosed investigation at our Concarril manufacturing facility.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $11.3 million for the nine months ended May 31, 2016, compared to $0.9 million for the prior comparable period.

Net gain on disposition of equipment includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity and disposition of property, plant and equipment.

THE GREENBRIER COMPANIES, INC.

Other Costs

Interest and foreign exchange expense was composed of the following:

	Nine Months Ended May 31,		Increase (Decrease)
(In thousands)	2016	2015
Interest and foreign exchange:
Interest and other expense	$13,474	$14,917	$(1,443)
Foreign exchange gain	(2,909)	(5,562)	2,653

	$10,565	$9,355	$1,210

The $1.2 million increase in interest and foreign exchange expense was primarily attributed to a $2.7 million decrease in foreign exchange gain as compared to the prior comparable period primarily attributed to the change in the Mexican Peso relative to the U.S. Dollar. This was partially offset by a $1.4 million decrease in interest expense as a result of lower average borrowings as compared to the prior year.

Income Tax

The tax rate for the nine months ended May 31, 2016 was 29.5%, compared to 31.5% for the nine months ended May 31, 2015. The decrease in the tax rate was primarily attributable to a change in the proportion of projected pre-tax earnings attributable to our Mexican railcar manufacturing joint venture.

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

Earnings From Unconsolidated Affiliates

Earnings from unconsolidated affiliates was $2.9 million and $1.6 million for the nine months ended May 31, 2016 and 2015, respectively. Earnings from unconsolidated affiliates primarily included our share of after-tax results from our GBW Joint Venture including eliminations associated with GBW transactions with other Greenbrier entities and our share of after-tax results from our castings joint venture. In addition, the nine months ended May 31, 2016 included our share of after-tax results from our tank head joint venture and our share of after-tax results from our 19.5% ownership stake in a railcar manufacturer in Brazil.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $74.8 million for the nine months ended May 31, 2016 compared to $41.4 million in the prior comparable period. These amounts primarily represent our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The increase of $33.4 million from the prior year is primarily a result of the joint venture operating at higher production rates with higher margins and lower volumes of intercompany activity.

THE GREENBRIER COMPANIES, INC.

Liquidity and Capital Resources

	Nine Months Ended May 31,
(In thousands)	2016	2015
Net cash provided by operating activities	$194,678	$29,557
Net cash provided by (used in) investing activities	33,450	(100,244)
Net cash provided by (used in) financing activities	(179,900)	14,629
Effect of exchange rate changes	(6,718)	(6,075)

Net increase (decrease) in cash and cash equivalents	$41,510	$(62,133)

We have been financed through cash generated from operations and borrowings. At May 31, 2016, cash and cash equivalents were $214.4 million, an increase of $41.5 million from $172.9 million at August 31, 2015.

Cash provided by operating activities was $194.7 million for the nine months ended May 31, 2016 compared to $29.6 million for the nine months ended May 31, 2015. The change from the prior year was primarily due to higher earnings, a change in working capital needs and a change in leased railcars for syndication.

Cash provided by and used in investing activities primarily related to capital expenditures net of proceeds from the sale of assets. Cash provided by investing activities for the nine months ended May 31, 2016 was $33.5 million compared to cash used in investing activities of $100.2 million for the nine months ended May 31, 2015. The change was attributed to higher proceeds from the sale of assets and lower capital expenditures for the nine months ended May 31, 2016 compared to the prior year.

Capital expenditures totaled $51.7 million and $75.9 million for the nine months ended May 31, 2016 and 2015, respectively. Proceeds from the sale of assets, which primarily related to sales of railcars from our lease fleet within Leasing & Services, were approximately $88.7 million and $4.6 million for the nine months ended May 31, 2016 and 2015, respectively. Proceeds from the sale of assets for the nine months ended May 31, 2016 included approximately $37.6 million of equipment that was sold pursuant to a sale and leaseback.

Approximately $35.6 million and $60.6 million of capital expenditures for the nine months ended May 31, 2016 and 2015, respectively were attributable to Manufacturing operations. Capital expenditures for Manufacturing are expected to be approximately $55.0 million in 2016 and primarily relate to maintenance and enhancements of our existing manufacturing facilities.

Approximately $10.3 million and $10.2 million of capital expenditures for the nine months ended May 31, 2016 and 2015, respectively were attributable to Leasing & Services operations and corporate. Leasing & Services and corporate capital expenditures for 2016 are expected to be approximately $30.0 million. Proceeds from sales of leased railcar equipment are expected to be approximately $90.0 million for 2016. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity.

Approximately $5.8 million and $5.1 million of capital expenditures for the nine months ended May 31, 2016 and 2015, respectively were attributable to Wheels & Parts operations. Capital expenditures for Wheels & Parts are expected to be approximately $9.0 million in 2016 for maintenance and enhancements of our existing facilities.

Cash used in financing activities was $179.9 million for the nine months ended May 31, 2016 compared to cash provided by financing activities of $14.6 million for the nine months ended May 31, 2015. The change from the prior year was primarily attributed to a decrease in proceeds from debt, net of repayments and an increase in cash distributions to our joint venture partner.

A quarterly dividend of $0.21 per share was declared on June 29, 2016.

THE GREENBRIER COMPANIES, INC.

Our Notes payable balance was $306.8 million as of May 31, 2016 which includes Convertible senior notes, due 2026 (the 2026 Notes). On specified dates or in the event of certain fundamental changes, holders can require us to repurchase all or a portion of our 2026 Notes at a price equal to 100% of the principal amount of the 2026 Notes plus accrued and unpaid interest (the Put Option). During the three months ended May 31, 2016, we retired $14.0 million of our then $14.9 million outstanding 2026 Notes pursuant to a scheduled Put Option leaving $0.9 million outstanding in 2026 Notes as of May 31, 2016.

Since October 2013, the Board of Directors has authorized our company to repurchase in aggregate up to $225 million of our common stock. During the nine months ended May 31, 2016, we purchased a total of 1,054,687 shares for approximately $32.4 million. As of May 31, 2016 we had cumulatively repurchased 3,206,226 shares for approximately $137.0 million and had $88.0 million available under the share repurchase program with an expiration date of January 1, 2018.

Senior secured credit facilities, consisting of three components, aggregated to $615.5 million as of May 31, 2016. We had an aggregate of $354.2 million available to draw down under committed credit facilities as of May 31, 2016. This amount consists of $288.7 million available on the North American credit facility, $15.5 million on the European credit facilities and $50.0 million on the Mexican railcar manufacturing joint venture credit facilities.

As of May 31, 2016, a $550.0 million revolving line of credit secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, maturing October 2020, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.75% or Prime plus 0.75% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of May 31, 2016, lines of credit totaling $15.5 million secured by certain of our European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.3%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from February 2017 through June 2017.

Our Mexican railcar manufacturing joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $30.0 million and is fully guaranteed by us and our joint venture partner. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw against this facility through January 2019. The second line of credit provides up to $20.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through August 2017.

As of May 31, 2016, outstanding commitments under the senior secured credit facilities consisted of $81.3 million in letters of credit.

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into sale leaseback transactions; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of May 31, 2016, we were in compliance with all such restrictive covenants.

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

As of May 31, 2016, the Mexican railcar manufacturing joint venture had $0.9 million of third party debt, of which we and our joint venture partner have each guaranteed approximately $0.4 million.

In accordance with customary business practices in Europe, we have $3.2 million in third party warranty guarantee facilities as of May 31, 2016. To date no amounts have been drawn under these guarantee facilities.

We made $5.3 million in cash contributions and $3.75 million in loans to GBW, an unconsolidated 50/50 joint venture, for the nine months ended May 31, 2016. We expect to loan additional amounts of approximately $1.25 million during 2016. We are likely to make additional capital contributions or loans to GBW in the future. As of May 31, 2016, we had a $35.2 million note receivable balance from GBW which is included on the Consolidated Balance Sheet in Accounts receivable, net.

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

THE GREENBRIER COMPANIES, INC.

The provisions of ASC 350, Intangibles - Goodwill and Other, require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit with its carrying value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. The second step of the goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In the second step, we would compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The $43.3 million goodwill balance as of May 31, 2016 relates to the Wheels & Parts segment. Goodwill was tested during the third quarter of 2016 and we concluded that goodwill was not impaired.

THE GREENBRIER COMPANIES, INC.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecast foreign currency sales and expenses. At May 31, 2016 exchange rates, forward exchange contracts the purchase of Polish Zlotys and the sale of Euros and U.S. Dollars; the purchase of Mexican Pesos and the sale of U.S. Dollars; and for the purchase of U.S. Dollars and the sale of Saudi Riyals aggregated to $429.7 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At May 31, 2016, net assets of foreign subsidiaries aggregated $56.5 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $5.7 million, or 0.7% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $93.0 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At May 31, 2016, 69% of our outstanding debt had fixed rates and 31% had variable rates. At May 31, 2016, a uniform 10% increase in variable interest rates would result in approximately $0.2 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE GREENBRIER COMPANIES, INC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 13 to Consolidated Financial Statements, Part I of this quarterly report.

Item 1A.	Risk Factors

This Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended August 31, 2015. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended August 31, 2015, except for the risk factor below.

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

On June 8, 2016, EPA issued its Feasibility Study (“FS”) and Proposed Plan for the Portland Harbor Site. EPA is accepting comments from the public on its Proposed Plan through August 8, 2016. EPA’s FS includes remediation alternatives that would take from 4 to 62 years of active remediation, with an undiscounted cost ranging from $642 million to $10.2 billion and a net present value assuming a 7% discount rate ranging between $451 million and $9.4 billion. The Proposed Plan identifies the alternative currently favored by EPA, which it assigns an estimated undiscounted cost of between $1.1 and $1.2 billion and a net present value of between $746 and $811 million. EPA expects its cost estimates to be accurate within a range of +50 to -30 percent. EPA estimates that the remedy in the Proposed Plan would take 7 years of active remediation followed by 30 years of monitoring. EPA’s FS and its

THE GREENBRIER COMPANIES, INC.

Proposed Plan identify 13 Sediment Decision Units. One of the units, RM9W, includes the nearshore area of the river sediments offshore of our Portland, Oregon manufacturing facility as well as upstream and downstream of the facility. It also includes a portion of our riverbank. Neither the FS nor the Proposed Plan breaks down total remediation costs by unit. Neither the feasibility study nor the Proposed Plan addresses responsibility for the costs of clean-up or allocates such costs among potentially responsible parties. Responsibility for funding and implementing the EPA’s selected cleanup option will be determined after the issuance of the Record of Decision, which is scheduled for December 31, 2016.

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

There were no shares repurchased under the share repurchase program during the three months ended May 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2016 – March 31, 2016	—	—	—	$87,989,491
April 1, 2016 – April 30, 2016	—	—	—	$87,989,491
May 1, 2016 – May 31, 2016	—	—	—	$87,989,491

	—		—

THE GREENBRIER COMPANIES, INC.

Item 6.	Exhibits

(a) List of Exhibits:

10.1	Separation and Consulting Agreement between James T. Sharp and the Registrant dated May 10, 2016.

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: July 6, 2016	By:	/s/ Lorie L. Tekorius
Lorie L. Tekorius
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: July 6, 2016	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)