Form 10-Q
period 2016-11-30
GREENBRIER COMPANIES INC
filed 2017-01-06
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2016

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

The number of shares of the registrant’s common stock, without par value, outstanding on December 30, 2016 was 28,367,827 shares.

THE GREENBRIER COMPANIES, INC.

Forward-Looking Statements

From time to time, The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) or their representatives have made or may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

•	availability of financing sources and borrowing base for working capital, other business development activities, capital spending and leased railcars for syndication (sale of railcars with lease attached);
•	ability to renew, maintain or obtain sufficient credit facilities and financial guarantees on acceptable terms;
•	ability to utilize beneficial tax strategies;
•	ability to grow our businesses;
•	ability to obtain lease and sales contracts which provide adequate protection against attempted modifications or cancellations, changes in interest rates and increased costs of materials and components;
•	ability to obtain adequate insurance coverage at acceptable rates;
•	ability to convert backlog of railcar orders and obtain and execute lease syndication commitments;
•	ability to obtain adequate certification and licensing of products; and
•	short-term and long-term revenue and earnings effects of the above items.

The following factors, among others, could cause actual results or outcomes to differ materially from the forward-looking statements:

•	fluctuations in demand for newly manufactured railcars or marine barges and for wheels, repair services and parts;
•	delays in receipt of orders, risks that contracts may be canceled or modified during their term, not renewed, unenforceable or breached by the customer and that customers may not purchase the amount of products or services under the contracts as anticipated;
•	ability to maintain sufficient availability of credit facilities and to maintain compliance with or to obtain appropriate amendments to covenants under various credit agreements;
•	domestic and international economic conditions including such matters as embargoes, quotas, tariffs, or modifications to existing trade agreements;
•	domestic and international political and security conditions in the U.S., Europe, Latin America, the Gulf Cooperation Council (GCC) and other areas including such matters as terrorism, war, civil disruption and crime;
•	the policies and priorities of the federal government regarding international trade and infrastructure;
•	sovereign risk related to international governments that includes, but is not limited to, governments stopping payments, repudiating their contracts, nationalizing private businesses and assets or altering foreign exchange regulations;
•	growth or reduction in the surface transportation industry, or the enactment of policies favoring other types of surface transportation over rail transportation;
•	ability to maintain good relationships with our labor force, third party labor providers and collective bargaining units representing our direct and indirect labor force;
•	ability to maintain good relationships with our customers and suppliers;
•	ability to renew or replace expiring customer contracts on satisfactory terms;
•	ability to obtain and execute suitable lease contracts for leased railcars for syndication;
•	steel and specialty component price fluctuations and availability, scrap surcharges, steel scrap prices and other commodity price fluctuations and availability and their impact on product demand and margin;

THE GREENBRIER COMPANIES, INC.

•	delay or failure of acquired businesses or joint ventures, assets, start-up operations, or new products or services to compete successfully;
•	changes in product mix and the mix of revenue levels among reporting segments;
•	labor disputes, energy shortages or operating difficulties that might disrupt operations or the flow of cargo;
•	production difficulties and product delivery delays as a result of, among other matters, costs or inefficiencies associated with expansion, start-up, or changing of production lines or changes in production rates, equipment failures, changing technologies, transfer of production between facilities or non-performance of alliance partners, subcontractors or suppliers;
•	lower than anticipated lease renewal rates, earnings on utilization based leases or residual values for leased equipment;
•	discovery of defects in railcars or services resulting in increased warranty costs or litigation;
•	physical damage, business interruption or product or service liability claims that exceed our insurance coverage;
•	commencement of and ultimate resolution or outcome of pending or future litigation and investigations;
•	natural disasters or severe or unusual weather patterns that may affect either us, our suppliers or our customers;
•	loss of business from, or a decline in the financial condition of, any of the principal customers that represent a significant portion of our total revenues;
•	competitive factors, including introduction of competitive products, new entrants into certain of our markets, price pressures, limited customer base, and competitiveness of our manufacturing facilities and products;
•	industry overcapacity and our manufacturing capacity utilization;
•	decreases or write-downs in carrying value of inventory, goodwill, intangibles or other assets due to impairment;
•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;
•	changes in future maintenance or warranty requirements;
•	ability to adjust to the cyclical nature of the industries in which we operate;
•	changes in interest rates and financial impacts from interest rates;
•	ability and cost to maintain and renew operating permits;
•	actions or failures to act by various regulatory agencies including changing tank car or other rail car regulations;
•	potential environmental remediation obligations;
•	changes in commodity prices, including oil and gas;
•	risks associated with our intellectual property rights or those of third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;
•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;
•	availability of a trained work force at a reasonable cost and with reasonable terms of employment;
•	availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;
•	failure to successfully integrate joint ventures or acquired businesses;
•	discovery of previously unknown liabilities associated with acquired businesses;
•	failure of or delay in implementing and using new software or other technologies;
•	the impact of cybersecurity risks and the costs of mitigating and responding to a data security breach;
•	ability to replace maturing lease and management services revenue and earnings with revenue and earnings from new commercial transactions, including new railcar leases, additions to the lease fleet and new management services contracts;
•	credit limitations upon our ability to maintain effective hedging programs;
•	financial impacts from currency fluctuations and currency hedging activities in our worldwide operations;
•	increased costs or other impacts on us or our customers due to changes in legislation, taxes, regulations or accounting pronouncements;

THE GREENBRIER COMPANIES, INC.

•	changes to government policies or priorities in all areas where we do business; and
•	fraud, misconduct by employees and potential exposure to liabilities under the Foreign Corrupt Practices Act and other anti-corruption laws and regulations.

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

All references to years refer to the fiscal years ended August 31st unless otherwise noted.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Consolidated Balance Sheets

(In thousands, unaudited)

	November 30, 2016	August 31, 2016
Assets
Cash and cash equivalents	$233,790	$222,679
Restricted cash	8,642	24,279
Accounts receivable, net	237,037	232,517
Inventories	402,064	365,805
Leased railcars for syndication	102,686	144,932
Equipment on operating leases, net	305,586	306,266
Property, plant and equipment, net	327,170	329,990
Investment in unconsolidated affiliates	93,330	98,682
Intangibles and other assets, net	63,780	67,359
Goodwill	43,265	43,265

	$1,817,350	$1,835,774

Liabilities and Equity
Accounts payable and accrued liabilities	$345,776	$369,754
Deferred income taxes	54,123	51,619
Deferred revenue	85,358	95,721
Notes payable, net	300,331	301,853

Commitments and contingencies (Note 12)

Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 28,368 and 28,205 shares outstanding at November 30, 2016 and August 31, 2016	—	—
Additional paid-in capital	281,754	282,886
Retained earnings	637,026	618,178
Accumulated other comprehensive loss	(38,055)	(26,753)

Total equity – Greenbrier	880,725	874,311
Noncontrolling interest	151,037	142,516

Total equity	1,031,762	1,016,827

	$1,817,350	$1,835,774

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Income

(In thousands, except per share amounts, unaudited)

	Three Months Ended November 30,
	2016	2015
Revenue
Manufacturing	$454,033	$698,661
Wheels & Parts	69,635	78,729
Leasing & Services	28,646	24,999

	552,314	802,389
Cost of revenue
Manufacturing	356,555	533,033
Wheels & Parts	64,978	73,002
Leasing & Services	18,030	11,589

	439,563	617,624
Margin	112,751	184,765
Selling and administrative expense	41,213	36,549
Net gain on disposition of equipment	(1,122)	(269)

Earnings from operations	72,660	148,485
Other costs
Interest and foreign exchange	1,724	5,436

Earnings before income taxes and earnings (loss) from unconsolidated affiliates	70,936	143,049
Income tax expense	(20,386)	(44,719)

Earnings before earnings (loss) from unconsolidated affiliates	50,550	98,330
Earnings (loss) from unconsolidated affiliates	(2,584)	383

Net earnings	47,966	98,713
Net earnings attributable to noncontrolling interest	(23,004)	(29,280)

Net earnings attributable to Greenbrier	$24,962	$69,433

Basic earnings per common share:	$0.86	$2.36
Diluted earnings per common share:	$0.79	$2.15
Weighted average common shares:
Basic	29,097	29,391
Diluted	32,412	32,578
Dividends declared per common share	$0.21	$0.20

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended November 30,
	2016	2015
Net earnings	$47,966	$98,713
Other comprehensive income (loss)
Translation adjustment	(6,720)	(3,967)
Reclassification of derivative financial instruments recognized in net earnings [1]	323	492
Unrealized loss on derivative financial instruments [2]	(4,904)	(6,052)
Other (net of tax effect)	(1)	—

	(11,302)	(9,527)

Comprehensive income	36,664	89,186
Comprehensive income attributable to noncontrolling interest	(23,004)	(29,207)

Comprehensive income attributable to Greenbrier	$13,660	$59,979

[1]	Net of tax effect of $0.2 million and $0.2 million for the three months ended November 30, 2016 and 2015.
[2]	Net of tax effect of $1.0 million and $1.5 million for the three months ended November 30, 2016 and 2015.

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Equity

(In thousands, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2016	28,205	$282,886	$618,178	$(26,753)	$874,311	$142,516	$1,016,827
Net earnings	—	—	24,962	—	24,962	23,004	47,966
Other comprehensive loss, net	—	—	—	(11,302)	(11,302)	—	(11,302)
Noncontrolling interest adjustments	—	—	—	—	—	(3,781)	(3,781)
Joint venture partner distribution declared	—	—	—	—	—	(10,702)	(10,702)
Restricted stock awards (net of cancellations)	163	(2,945)	—	—	(2,945)	—	(2,945)
Unamortized restricted stock	—	125	—	—	125	—	125
Restricted stock amortization	—	4,152	—	—	4,152	—	4,152
Tax deficiency from restricted stock awards	—	(2,464)	—	—	(2,464)	—	(2,464)
Cash dividends	—	—	(6,114)	—	(6,114)	—	(6,114)

Balance November 30, 2016	28,368	$281,754	$637,026	$(38,055)	$880,725	$151,037	$1,031,762

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2015	28,907	$295,444	$458,599	$(21,205)	$732,838	$130,651	$863,489
Net earnings	—	—	69,433	—	69,433	29,280	98,713
Other comprehensive loss, net	—	—	—	(9,454)	(9,454)	(73)	(9,527)
Noncontrolling interest adjustments	—	—	—	—	—	262	262
Purchase of noncontrolling interest	—	—	—	—	—	(4)	(4)
Joint venture partner distribution declared	—	—	—	—	—	(17,606)	(17,606)
Restricted stock awards (net of cancellations)	212	(3,469)	—	—	(3,469)	—	(3,469)
Unamortized restricted stock	—	(603)	—	—	(603)	—	(603)
Restricted stock amortization	—	5,301	—	—	5,301	—	5,301
Excess tax benefit from restricted stock awards	—	2,827	—	—	2,827	—	2,827
Cash dividends	—	—	(5,850)	—	(5,850)	—	(5,850)
Repurchase of stock	(522)	(19,078)	—	—	(19,078)	—	(19,078)

Balance November 30, 2015	28,597	$280,422	$522,182	$(30,659)	$771,945	$142,510	$914,455

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months Ended November 30,
	2016	2015
Cash flows from operating activities
Net earnings	$47,966	$98,713
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	2,756	3,019
Depreciation and amortization	15,595	12,974
Net gain on disposition of equipment	(1,122)	(269)
Stock based compensation expense	5,343	5,301
Noncontrolling interest adjustments	(3,781)	262
Other	229	637
Decrease (increase) in assets:
Accounts receivable, net	(5,256)	(40,889)
Inventories	(39,108)	(274)
Leased railcars for syndication	34,295	(61,059)
Other	8,893	(3,578)
Decrease in liabilities:
Accounts payable and accrued liabilities	(25,693)	(77,605)
Deferred revenue	(11,111)	(723)

Net cash provided by (used in) operating activities	29,006	(63,491)

Cash flows from investing activities
Proceeds from sales of assets	9,189	41,353
Capital expenditures	(12,584)	(15,595)
Decrease (increase) in restricted cash	15,637	(949)
Cash distribution from unconsolidated affiliates	550	616
Investment in and advances to unconsolidated affiliates	(550)	(1,866)

Net cash provided by investing activities	12,242	23,559

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	—	113,000
Repayments of notes payable	(1,750)	(1,761)
Debt issuance costs	—	(4,493)
Cash distribution to joint venture partner	(11,185)	(17,654)
Repurchase of stock	—	(20,203)
Dividends	(6,147)	(105)
Excess tax benefit (deficiency) from restricted stock awards	(2,464)	2,827
Other	—	(6)

Net cash provided by (used in) financing activities	(21,546)	71,605

Effect of exchange rate changes	(8,591)	(6,970)
Increase in cash and cash equivalents	11,111	24,703
Cash and cash equivalents
Beginning of period	222,679	172,930

End of period	$233,790	$197,633

Cash paid during the period for
Interest	$3,511	$4,058
Income taxes, net	$10,433	$48,349
Non-cash activity
Transfer from Leased railcars for syndication to Equipment on operating leases, net	$6,082	$31,568
Capital expenditures accrued in Accounts payable and accrued liabilities	$5,447	$5,931
Dividends declared and accrued in Accounts payable and accrued liabilities	$—	$5,745

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) as of November 30, 2016, for the three months ended November 30, 2016 and 2015 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. The results of operations for the three months ended November 30, 2016 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2017.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2016 Annual Report on Form 10-K.

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

Initial Adoption of Accounting Policies – In the first quarter of 2017, the Company adopted Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). The FASB issued this update to simplify the presentation of debt issuance costs related to a recognized debt liability to present the debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as an asset. As the adoption of this new guidance only amended presentation and disclosure requirements and did not impact its recognition and measurement, the adoption did not affect the Company’s financial position, results of operations or cash flows. As ASU 2015-03 requires retrospective application, the Company reclassified $2.1 million of debt issuance costs included in Intangibles and other assets, net to Notes payable, net at August 31, 2016.

In the first quarter of 2017, the Company adopted Accounting Standards Update 2015-15, Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements (ASU 2015-15). This update was released because the guidance within ASU 2015-03 for debt issuance costs does not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. The SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. Upon adoption, the Company continued to present debt issuance costs related to line of credit arrangements as an asset. The adoption of this new guidance did not affect the Company’s financial position, results of operations or cash flows.

Prospective Accounting Changes – In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09). The issued guidance converges the criteria for reporting revenue, and requires disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from these contracts. Companies can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The FASB issued a one year deferral and the new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company plans to adopt this guidance beginning September 1, 2018. The Company is evaluating the impact of this standard as well as its method of adoption on its consolidated financial statements and disclosures.

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

The Company did not repurchase any shares during the three months ended November 30, 2016. As of November 30, 2016, the Company had cumulatively repurchased 3,206,226 shares for approximately $137.0 million and had $88.0 million available under the share repurchase program with an expiration date of January 1, 2018.

Note 2 – Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead. The following table summarizes the Company’s inventory balance:

(In thousands)	November 30, 2016	August 31, 2016
Manufacturing supplies and raw materials	$242,255	$240,865
Work-in-process	78,851	68,727
Finished goods	83,880	59,470
Excess and obsolete adjustment	(2,922)	(3,257)

	$402,064	$365,805

THE GREENBRIER COMPANIES, INC.

Note 3 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	November 30, 2016	August 31, 2016
Intangible assets subject to amortization:
Customer relationships	$65,023	$65,023
Accumulated amortization	(38,106)	(37,251)
Other intangibles	4,944	6,298
Accumulated amortization	(3,995)	(5,967)

	27,866	28,103
Intangible assets not subject to amortization	912	912
Prepaid and other assets	10,551	14,891
Nonqualified savings plan investments	17,161	15,864
Revolving notes issuance costs, net	3,245	3,481
Assets held for sale	4,045	4,108

Total Intangible and other assets, net	$63,780	$67,359

Amortization expense for the three months ended November 30, 2016 and 2015 was $1.7 million and $1.2 million. Amortization expense for the years ending August 31, 2017, 2018, 2019, 2020 and 2021 is expected to be $4.4 million, $3.8 million, $3.4 million, $3.7 million and $3.4 million.

THE GREENBRIER COMPANIES, INC.

Note 4 – Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $614.6 million as of November 30, 2016.

As of November 30, 2016, a $550.0 million revolving line of credit, maturing October 2020, secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.75% or Prime plus 0.75% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of November 30, 2016, lines of credit totaling $14.6 million secured by certain of the Company’s European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.3%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from February 2017 through June 2017.

As of November 30, 2016, the Company’s Mexican railcar manufacturing joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $30.0 million and is fully guaranteed by the Company and its joint venture partner. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw against this facility through January 2019. The second line of credit provides up to $20.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through August 2017.

As of November 30, 2016 and August 31, 2016, the Company had no borrowings outstanding under our senior secured credit facilities and outstanding commitments consisted of $81.3 million in letters of credit under the North American credit facility.

THE GREENBRIER COMPANIES, INC.

Note 5 – Accounts Payable and Accrued Liabilities

(In thousands)	November 30, 2016	August 31, 2016
Trade payables	$169,360	$182,334
Other accrued liabilities	69,471	71,260
Accrued payroll and related liabilities	59,960	76,058
Accrued maintenance	19,090	18,646
Accrued warranty	11,737	12,159
Income taxes payable	10,943	3,991
Other	5,215	5,306

	$345,776	$369,754

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

Warranty accrual activity:

	Three Months Ended
	November 30,
(In thousands)	2016	2015
Balance at beginning of period	$12,159	$11,512
Charged to cost of revenue, net	357	1,421
Payments	(637)	(1,229)
Currency translation effect	(142)	(95)

Balance at end of period	$11,737	$11,609

THE GREENBRIER COMPANIES, INC.

Note 7 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Loss on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2016	$(5,492)	$(20,832)	$(429)	$(26,753)
Other comprehensive loss before reclassifications	(4,904)	(6,720)	(1)	(11,625)
Amounts reclassified from accumulated other comprehensive loss	323	—	—	323

Balance, November 30, 2016	$(10,073)	$(27,552)	$(430)	$(38,055)

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Income, with presentation location, were as follows:

	Three Months Ended November 30,		Financial Statement Location
(In thousands)	2016	2015
Loss on derivative financial instruments:
Foreign exchange contracts	$143	$267	Revenue and Cost of revenue
Interest rate swap contracts	338	445	Interest and foreign exchange

	481	712	Total before tax
	(158)	(220)	Tax expense

	$323	$492	Net of tax

THE GREENBRIER COMPANIES, INC.

Note 8 – Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended November 30,
(In thousands)	2016	2015
Weighted average basic common shares outstanding (1)	29,097	29,391
Dilutive effect of 2018 Convertible notes (2)	3,258	3,177
Dilutive effect of 2026 Convertible notes (3)	—	—
Dilutive effect of performance based restricted stock units (4)	57	10

Weighted average diluted common shares outstanding	32,412	32,578

(1)	Restricted stock grants and restricted stock units, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position.
(2)	The dilutive effect of the 2018 Convertible notes was included as they were considered dilutive under the “if converted” method as further discussed below.
(3)	The 2026 Convertible notes were retired during 2016 and therefore were excluded from the three months ended November 30, 2016. The dilutive effect of the 2026 Convertible notes was excluded for the three months ended November 30, 2015 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive.
(4)	Restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved, are included in weighted average diluted common shares outstanding when the Company is in a net earnings position.

Dilutive EPS is calculated using the more dilutive of two approaches. The first approach includes the dilutive effect, using the treasury stock method, associated with shares underlying the 2026 Convertible notes and performance based restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved. The second approach supplements the first by including the “if converted” effect of the 2018 Convertible notes issued in March 2011. Under the “if converted” method, debt issuance and interest costs, both net of tax, associated with the convertible notes are added back to net earnings and the share count is increased by the shares underlying the convertible notes. The 2026 Convertible notes are included in the calculation of both approaches using the treasury stock method when the average stock price is greater than the applicable conversion price.

	Three Months Ended November 30,
	2016	2015
Net earnings attributable to Greenbrier	$24,962	$69,433
Add back:
Interest and debt issuance costs on the 2018 Convertible notes, net of tax	733	496

Earnings before interest and debt issuance costs on convertible notes	$25,695	$69,929

Weighted average diluted common shares outstanding	32,412	32,578
Diluted earnings per share (1)	$0.79	$2.15

(1)	Diluted earnings per share was calculated as follows:

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

Stock based compensation expense was $5.3 million for each of the three months ended November 30, 2016 and 2015, respectively. Compensation expense is recorded in Selling and administrative expense and Cost of revenue on the Consolidated Statements of Income.

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

At November 30, 2016 exchange rates, forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros and U.S. Dollars; the purchase of Mexican Pesos and the sale of U.S. Dollars; and for the purchase of U.S. Dollars and the sale of Saudi Riyals aggregated to $423.4 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when there is a loss, or as Accounts receivable, net when there is a gain. As the contracts mature at various dates through July 2019, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At November 30, 2016 exchange rates, approximately $7.3 million would be reclassified to revenue or cost of revenue in the next 12 months.

At November 30, 2016, an interest rate swap agreement maturing in March 2020 had a notional amount of $91.3 million. The fair value of the contract is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At November 30, 2016 interest rates, approximately $1.3 million would be reclassified to interest expense in the next 12 months.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		November 30, 2016	August 31, 2016		November 30, 2016	August 31, 2016
(In thousands)	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$764	$1,570	Accounts payable and accrued liabilities	$11,552	$4,287
Interest rate swap contracts	Intangibles and other assets, net	—	—	Accounts payable and accrued liabilities	1,725	3,157

		$764	$1,570		$13,277	$7,444

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$2	$25	Accounts payable and accrued liabilities	$64	$22

THE GREENBRIER COMPANIES, INC.

The Effect of Derivative Instruments on the Statements of Income

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives three months ended November 30,
		2016	2015
Foreign forward exchange contract	Interest and foreign exchange	$47	$(186)
Interest rate swap contracts	Interest and foreign exchange	38	86

		$85	$(100)

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) three months ended November 30,		Location of loss reclassified from accumulated OCI into income	Loss reclassified from accumulated OCI into income (effective portion) three months ended November 30,		Location of gain (loss) on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (ineffective portion and amount excluded from effectiveness testing) three months ended November 30,
	2016	2015		2016	2015		2016	2015
Foreign forward exchange contracts	$(6,456)	$(7,043)	Revenue	$(87)	$(267)	Revenue	$(1,258)	$4,592
Foreign forward exchange contracts	(834)	—	Cost of revenue	(56)	—	Cost of revenue	(32)	—
Interest rate swap contracts	1,146	(592)	Interest and foreign exchange	(338)	(445)	Interest and foreign exchange	—	—

	$(6,144)	$(7,635)		$(481)	$(712)		$(1,290)	$4,592

Note 11 – Segment Information

Greenbrier operates in four reportable segments: Manufacturing; Wheels & Parts; Leasing & Services; and GBW Joint Venture. The results of GBW Joint Venture are included as part of Earnings (loss) from unconsolidated affiliates as the Company accounts for its interest in GBW Railcar Services LLC (GBW) under the equity method of accounting.

The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s 2016 Annual Report on Form 10-K. Performance is evaluated based on Earnings from operations. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. The Company does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes. Intersegment sales and transfers are valued as if the sales or transfers were to third parties. Related revenue and margin are eliminated in consolidation and therefore are not included in consolidated results in the Company’s Consolidated Financial Statements.

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes. The results of operations for the GBW Joint Venture are not reflected in the tables below as the investment is accounted for under the equity method of accounting.

THE GREENBRIER COMPANIES, INC.

For the three months ended November 30, 2016:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$454,033	$—	$454,033	$83,341	$—	$83,341
Wheels & Parts	69,635	7,201	76,836	2,894	612	3,506
Leasing & Services	28,646	5,334	33,980	7,390	5,250	12,640
Eliminations	—	(12,535)	(12,535)	—	(5,862)	(5,862)
Corporate	—	—	—	(20,965)	—	(20,965)

	$552,314	$—	$552,314	$72,660	$—	$72,660

For the three months ended November 30, 2015:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$698,661	$—	$698,661	$153,704	$—	$153,704
Wheels & Parts	78,729	6,816	85,545	3,403	684	4,087
Leasing & Services	24,999	6,709	31,708	9,958	6,709	16,667
Eliminations	—	(13,525)	(13,525)	—	(7,393)	(7,393)
Corporate	—	—	—	(18,580)	—	(18,580)

	$802,389	$—	$802,389	$148,485	$—	$148,485

	Total assets
	November 30,	August 31,
(In thousands)	2016	2016
Manufacturing	$729,361	$701,296
Wheels & Parts	279,971	275,599
Leasing & Services	471,957	516,147
Unallocated	336,061	342,732

	$1,817,350	$1,835,774

Reconciliation of Earnings from operations to Earnings before income tax and earnings (loss) from unconsolidated affiliates:

	Three Months Ended November 30,
(In thousands)	2016	2015
Earnings from operations	$72,660	$148,485
Interest and foreign exchange	1,724	5,436

Earnings before income tax and earnings (loss) from unconsolidated affiliates	$70,936	$143,049

The results of operations for the GBW Joint Venture are accounted for under the equity method of accounting. The GBW Joint Venture is the Company’s fourth reportable segment and information as of November 30, 2016 and August 31, 2016 and for the three months ended November 30, 2016 and 2015 are included in the tables below.

	Three Months Ended November 30,
(In thousands)	2016	2015
Revenue	$70,253	$95,982
Earnings (loss) from operations	$(4,561)	$2,408

	Total Assets
	November 30, 2016	August 31, 2016
GBW (1)	$238,303	$247,610

(1)	Includes goodwill and intangible assets of $92.5 million and $93.4 million as of November 30, 2016 and August 31, 2016.

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

In December 2000, the U.S. Environmental Protection Agency (EPA) classified portions of the Willamette River bed known as the Portland Harbor, including the portion fronting the Company’s manufacturing facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). The Company and more than 140 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company (the Lower Willamette Group or LWG), have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The EPA-mandated RI/FS was produced by the LWG and has cost over $110 million during a 15-year period. The Company bore a percentage of the total costs incurred by the LWG in connection with the investigation. The Company’s aggregate expenditure has not been material during the 15-year period. Some or all of any such outlay may be recoverable from other responsible parties.

Eighty-three parties, including the State of Oregon and the federal government, have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately 110 additional parties have signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc. et al, U.S. District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has now been stayed by the court, pending the EPA’s Record of Decision, currently scheduled by the EPA for January 9, 2017.

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

Neither the EPA’s FS nor its Proposed Plan addresses responsibility for the costs of clean-up, allocates such costs among the potentially responsible parties, or defines precise boundaries for the cleanup. Responsibility for funding and implementing the EPA’s selected cleanup option will be determined after the issuance of the Record of Decision, currently scheduled by the EPA for January 9, 2017. Based on the investigation to date, the Company believes that it did not contribute in any material way to contamination in the river sediments or the damage of natural resources in the Portland Harbor Site and that the damage in the area of the Portland Harbor Site adjacent to its property precedes its ownership of the Portland, Oregon manufacturing facility. Because these environmental investigations are still underway, sufficient information is currently not available to determine the Company’s liability, if any, for the cost of any required remediation or restoration of the Portland Harbor Site or to estimate a range of potential loss. Based on the results of the pending investigations and future assessments of natural resource damages, the Company may be required to incur costs associated with additional phases of investigation or remedial action, and may be liable for damages to natural resources. In addition, the Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways in Portland, Oregon, on the Willamette River, and the

THE GREENBRIER COMPANIES, INC.

river’s classification as a Superfund site could result in some limitations on future dredging and launch activities. Any of these matters could adversely affect the Company’s business and Consolidated Financial Statements, or the value of its Portland property.

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

From time to time, Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcomes of which cannot be predicted with certainty. Recently, the Company received an adverse judgment of approximately $15 million on one matter related to commercial litigation in a foreign jurisdiction. The Company believes the judgment is erroneous and intends to vigorously contest the judgment on appeal. While the ultimate outcome of such legal proceedings cannot be determined at this time, the Company believes that the resolution of pending litigation will not have a material adverse effect on the Company’s Consolidated Financial Statements.

In accordance with customary business practices in Europe, the Company has $2.1 million in third party warranty guarantee facilities. To date no amounts have been drawn under these guarantee facilities.

As of November 30, 2016, the Mexican railcar manufacturing joint venture had $0.7 million of third party debt outstanding, for which the Company and its joint venture partner had each guaranteed approximately $0.3 million.

As of November 30, 2016, the Company had outstanding letters of credit aggregating $81.3 million associated with performance guarantees, facility leases and workers compensation insurance.

The Company made $0.6 million in cash contributions to GBW, an unconsolidated 50/50 joint venture, for the three months ended November 30, 2016 which represented a reinvestment of a distribution received from GBW during the quarter. The Company expects to make additional cash contributions to GBW of approximately $1.9 million during 2017, which represent reinvestments of additional distributions the Company expects to receive from GBW this year. The Company is likely to make additional capital contributions or loans to GBW in the future. As of November 30, 2016, the Company had a $36.5 million note receivable balance from GBW which is included on the Consolidated Balance Sheet in Accounts receivable, net.

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

Level 1 -	observable inputs such as unadjusted quoted prices in active markets for identical instruments;

Level 2 -	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and

Level 3 -	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of November 30, 2016 were:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$766	$—	$766	$—
Nonqualified savings plan investments	17,161	17,161	—	—
Cash equivalents	5,077	5,077	—	—

	$23,004	$22,238	$766	$—

Liabilities:
Derivative financial instruments	$13,341	$—	$13,341	$—

(1)	Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 10 Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2016 were:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$1,595	$—	$1,595	$—
Nonqualified savings plan investments	15,864	15,864	—	—
Cash equivalents	5,077	5,077	—	—

	$22,536	$20,941	$1,595	$—

Liabilities:
Derivative financial instruments	$7,466	$—	$7,466	$—

THE GREENBRIER COMPANIES, INC.

Note 14 – Related Party Transactions

In April 2010, WLR–Greenbrier Rail Inc. (WLR-GBX) was formed and acquired a lease fleet of nearly 4,000 railcars valued at approximately $256.0 million. WLR-GBX is wholly owned by affiliates of WL Ross & Co, LLC (WL Ross) and a member of the Company’s board of directors, Wendy Teramoto, is also an affiliate of WL Ross. In September 2015, the Company purchased the entire remaining WLR-GBX lease fleet of 3,885 railcars for approximately $148.0 million plus a $1.0 million fee. The transaction was approved by the Company’s disinterested, independent directors. The Company intends to sell the railcars and underlying attached leases to third parties in the short-term and therefore has classified these railcars as Leased railcars for syndication on the Company’s Consolidated Balance Sheet. During the three months ended November 30, 2016, the Company sold to third parties 176 of these railcars with the underlying leases attached for $1.8 million. Since September 2015, the Company sold to third parties a total of 3,582 of these railcars with the underlying leases attached for $169.0 million. The Company recognized revenue on 3,193 of these railcars for $161.2 million and deferred revenue recognition on 389 of these railcars for $7.8 million due to the Company’s continuing involvement. The remaining 303 railcars are anticipated to be sold or disposed of in the current year.

The Company and WL Ross have agreed that the Company will receive a preferred return on the proceeds of the sale of the railcar portfolio, after which it will share a portion of the profits with WL Ross up to certain defined levels. During the three months ended November 30, 2016, the Company paid a total of $4.5 million to WL Ross pursuant to this profit sharing agreement. In November 2016, the Company’s disinterested, independent directors approved an amendment to this profit sharing agreement in which the Company will pay WL Ross $3.6 million to buy out WL Ross’ future participation in profits with no further obligations owed by either party. As of November 30, 2016, the Company has accrued $3.6 million that it will pay WL Ross in the second quarter of 2017 to complete this agreement.

THE GREENBRIER COMPANIES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in four reportable segments: Manufacturing; Wheels & Parts; Leasing & Services; and GBW Joint Venture. Our segments are operationally integrated. The Manufacturing segment, operating from facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Wheels & Parts segment performs wheel and axle servicing, as well as production of a variety of parts for the railroad industry in North America. The Leasing & Services segment owns approximately 8,500 railcars (6,800 railcars held as equipment on operating leases, 1,600 held as leased railcars for syndication and 100 held as finished goods inventory) and provides management services for approximately 265,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. The GBW Joint Venture segment provides repair services at over 30 locations across North America, including more than 10 tank car repair and maintenance facilities certified by the Association of American Railroads. The results of these operations were included as part of Earnings from unconsolidated affiliates as we account for our interest in GBW under the equity method of accounting. Through unconsolidated joint ventures we also produce rail castings, tank heads and other components and have a direct and indirect 35% ownership stake in a railcar manufacturer in Brazil.

Our total manufacturing backlog of railcar units as of November 30, 2016 was approximately 25,800 units with an estimated value of $2.97 billion, of which 21,100 units are for direct sales, 4,400 units are intended for syndications to third parties with a lease attached and 300 units intended to be placed into our owned lease fleet. Backlog as of November 30, 2015 was approximately 36,000 units with an estimated value of $4.14 billion. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix will be determined in the future, which may impact the dollar amount of backlog. Marine backlog as of November 30, 2016 was $103 million compared to $36 million as of November 30, 2015.

Our backlog of railcar units and marine vessels is not necessarily indicative of future results of operations. Certain orders in backlog are subject to customary documentation and completion of terms. Customer orders contain terms and conditions customary in the industry. Customers may attempt to cancel or modify orders in backlog. Historically, little variation has been experienced between the quantity ordered and the quantity actually delivered, though the timing of deliveries may be modified from time to time. Backlog as of November 30, 2016 includes an aggregate of 3,800 covered hopper railcars for use in energy related sand transportation, of which 2,500 units, scheduled for production in 2018, are for a customer who is negotiating with us to modify the order. We cannot guarantee that our reported railcar backlog will convert to revenue in any particular period, if at all.

In October 2016, we entered into an agreement with Astra Rail Management GmbH (Astra) to form a new company, Greenbrier-Astra Rail, which will create an end-to-end, Europe-based freight railcar manufacturing, engineering and repair business. The combined enterprise will be formed between our European operations headquartered in Swidnica, Poland and Astra based in Germany and Arad, Romania. It will be led by an experienced Europe-based management team from both companies. Greenbrier-Astra Rail will offer manufacturing and service capability in Europe with greater scale and efficiency for customers. It also provides the opportunity to pursue growth in railcar markets in the GCC nations and Eurasia. Greenbrier-Astra Rail will be controlled by us with an approximate 75% interest. As partial consideration for our majority interest, we will pay Astra €30 million at closing and €30 million 12 months after closing. We will provide a guarantee in connection with the €30 million to be paid to Astra 12 months after the closing. Closing of the transaction is contingent on, among other conditions, achieving antitrust approval in certain EU countries.

THE GREENBRIER COMPANIES, INC.

Three Months Ended November 30, 2016 Compared to Three Months Ended November 30, 2015

Overview

Revenue, cost of revenue, margin and operating profit presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three Months Ended November 30,
(In thousands)	2016	2015
Revenue:
Manufacturing	$454,033	$698,661
Wheels & Parts	69,635	78,729
Leasing & Services	28,646	24,999

	552,314	802,389
Cost of revenue:
Manufacturing	356,555	533,033
Wheels & Parts	64,978	73,002
Leasing & Services	18,030	11,589

	439,563	617,624
Margin:
Manufacturing	97,478	165,628
Wheels & Parts	4,657	5,727
Leasing & Services	10,616	13,410

	112,751	184,765
Selling and administrative	41,213	36,549
Net gain on disposition of equipment	(1,122)	(269)

Earnings from operations	72,660	148,485
Interest and foreign exchange	1,724	5,436

Earnings before income taxes and earnings (loss) from unconsolidated affiliates	70,936	143,049
Income tax expense	(20,386)	(44,719)

Earnings before earnings (loss) from unconsolidated affiliates	50,550	98,330
Earnings (loss) from unconsolidated affiliates	(2,584)	383

Net earnings	47,966	98,713
Net earnings attributable to noncontrolling interest	(23,004)	(29,280)

Net earnings attributable to Greenbrier	$24,962	$69,433

Diluted earnings per common share	$0.79	$2.15

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Three Months Ended November 30,
(In thousands)	2016	2015
Operating profit (loss):
Manufacturing	$83,341	$153,704
Wheels & Parts	2,894	3,403
Leasing & Services	7,390	9,958
Corporate	(20,965)	(18,580)

	$72,660	$148,485

THE GREENBRIER COMPANIES, INC.

Consolidated Results

	Three Months Ended November 30,		Increase (Decrease)	% Change
(In thousands)	2016	2015
Revenue	$552,314	$802,389	$(250,075)	(31.2%	)
Cost of revenue	$439,563	$617,624	$(178,061)	(28.8%	)
Margin (%)	20.4%	23.0%	(2.6%)	*
Net earnings attributable to Greenbrier	$24,962	$69,433	$(44,471)	(64.0%	)

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 31.2% decrease in revenue for the three months ended November 30, 2016 as compared to the three months ended November 30, 2015 was primarily due to a 35.0% decrease in Manufacturing revenue. The decrease in Manufacturing revenue was primarily due to a 42.0% decrease in the volume of railcar deliveries. However, the manufacturing product mix in the current period had a higher average selling price as compared to the prior comparable period. In addition, the decrease was also due to an 11.6% decrease in Wheels & Parts revenue, primarily a result of lower wheel set and component volumes due to a decrease in demand. These were partially offset by a 14.6% increase in Leasing & Services revenue, primarily the result of the sale of railcars that we purchased from third parties.

The 28.8% decrease in cost of revenue for the three months ended November 30, 2016 as compared to the three months ended November 30, 2015 was due to a 33.1% decrease in Manufacturing cost of revenue. The decrease in Manufacturing cost of revenue was primarily due to a 42.0% decrease in the volume of railcar deliveries which was partially offset by a product mix which had a higher average labor and material content. In addition, the decrease was also due to an 11.0% decrease in Wheels & Parts cost of revenue, primarily due to lower wheel set and component costs associated with decreased volumes. These were partially offset by a 55.6% increase in Leasing & Services cost of revenue associated with the sale of railcars that we purchased from third parties.

Margin as a percentage of revenue was 20.4% and 23.0% for the three months ended November 30, 2016 and 2015, respectively. The overall margin as a percentage of revenue was negatively impacted by a decrease in Manufacturing margin to 21.5% from 23.7% primarily due to a change in product mix. In addition, the decrease was due to a decrease in Leasing & Services margin to 37.1% from 53.6%. The decrease in Leasing & Services margin was primarily a result of lower margin percentages on the syndication of railcars purchased from a third party, lower average volume of rent-producing leased railcars for syndication, a reduction of the percentage of owned units on lease and higher transportation and storage costs. The decrease was also attributed to a decrease in Wheels & Parts margin to 6.7% from 7.3%, primarily due to lower wheel set and component volumes, a less favorable parts product mix and a decrease in scrap metal pricing.

The $44.5 million decrease in net earnings for the three months ended November 30, 2016 as compared to the three months ended November 30, 2015 was primarily attributable to a decrease in margin, net of tax, due to lower railcar deliveries.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

	Three Months Ended November 30,		Increase (Decrease)	% Change
(In thousands)	2016	2015
Revenue	$454,033	$698,661	$(244,628)	(35.0%)
Cost of revenue	$356,555	$533,033	$(176,478)	(33.1%)
Margin (%)	21.5%	23.7%	(2.2%)	*
Operating profit ($)	$83,341	$153,704	$(70,363)	(45.8%)
Operating profit (%)	18.4%	22.0%	(3.6%)	*
Deliveries	4,000	6,900	(2,900)	(42.0%)

*	Not meaningful

Manufacturing revenue was $454.0 million and $698.7 million for the three months ended November 30, 2016 and 2015, respectively. Manufacturing revenue decreased $244.6 million or 35.0% in 2016 primarily due to a 42.0% decrease in the volume of railcar deliveries. However, the manufacturing product mix in the current period had a higher average selling price as compared to the prior comparable period.

Manufacturing cost of revenue was $356.6 million and $533.0 million for the three months ended November 30, 2016 and 2015, respectively. Cost of revenue decreased $176.5 million or 33.1% primarily due to a 42.0% decrease in the volume of railcar deliveries. This was partially offset by a product mix that had a higher average labor and material content.

Manufacturing margin as a percentage of revenue for the three months ended November 30, 2016 was 21.5% compared to 23.7% for the three months ended November 30, 2015. The 2.2% decrease in margin was primarily due to a change in product mix.

Manufacturing operating profit was $83.3 million or 18.4% of revenue for the three months ended November 30, 2016 and $153.7 million or 22.0% of revenue for the three months ended November 30, 2015. The $70.4 million or 45.8% decrease in operating profit was primarily attributed to a decrease in margin due to lower railcar deliveries and a change in product mix.

THE GREENBRIER COMPANIES, INC.

Wheels & Parts Segment

	Three Months Ended November 30,		Increase (Decrease)	% Change
(In thousands)	2016	2015
Revenue	$69,635	$78,729	$(9,094)	(11.6%)
Cost of revenue	$64,978	$73,002	$(8,024)	(11.0%)
Margin (%)	6.7%	7.3%	(0.6%)	*
Operating profit ($)	$2,894	$3,403	$(509)	(15.0%)
Operating profit (%)	4.2%	4.3%	(0.1%)	*

*	Not meaningful

Wheels & Parts revenue was $69.6 million and $78.7 million for the three months ended November 30, 2016 and 2015, respectively. The $9.1 million or 11.6% decrease in revenue was primarily a result of lower wheel set and component volumes due to a decrease in demand. This was partially offset by an increase in parts revenue from an increase in parts volume.

Wheels & Parts cost of revenue was $65.0 million and $73.0 million for the three months ended November 30, 2016 and 2015, respectively. Cost of revenue decreased $8.0 million or 11.0% primarily due to lower wheel set and component costs associated with decreased volumes. This was partially offset by an increase in parts cost of revenue from an increase in parts volume.

Wheels & Parts margin as a percentage of revenue for the three months ended November 30, 2016 was 6.7% compared to 7.3% for the three months ended November 30, 2015. The 0.6% decrease in margin was primarily due to lower wheel set and component volumes, a less favorable parts product mix and a decrease in scrap metal pricing.

Wheels & Parts operating profit was $2.9 million or 4.2% of revenue for the three months ended November 30, 2016 and $3.4 million or 4.3% of revenue for the three months ended November 30, 2015. The $0.5 million or 15.0% decrease in operating profit was primarily attributed to a decrease in margin due to a decrease in wheel set and component volumes.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

	Three Months Ended November 30,		Increase (Decrease)	% Change
(In thousands)	2016	2015
Revenue	$28,646	$24,999	$3,647	14.6%
Cost of revenue	$18,030	$11,589	$6,441	55.6%
Margin (%)	37.1%	53.6%	(16.5%)	*
Operating profit ($)	$7,390	$9,958	$(2,568)	(25.8%)
Operating profit (%)	25.8%	39.8%	(14.0%)	*

*	Not meaningful

Leasing & Services revenue was $28.6 million and $25.0 million for the three months ended November 30, 2016 and 2015, respectively. The $3.6 million or 14.6% increase in revenue was primarily the result of the sale of railcars for $7.7 million that we purchased from third parties with the intent to resell them. The gross proceeds from the sale of these railcars with leases attached were recorded as revenue and the cost of purchasing these railcars was recorded in cost of revenue. The increase in revenue was partially offset by a lower average volume of rent-producing leased railcars for syndication, which are held short term and classified as Leased railcars for syndication on our Consolidated Balance Sheet.

Leasing & Services cost of revenue was $18.0 million and $11.6 million for the three months ended November 30, 2016 and 2015, respectively. Cost of revenue increased $6.4 million or 55.6% primarily due to costs associated with the sale of railcars that we purchased from third parties.

Leasing & Services margin as a percentage of revenue for the three months ended November 30, 2016 was 37.1% compared to 53.6% for the three months ended November 30, 2015. The 16.5% decrease was primarily as a result of lower margin percentages on the syndication of railcars purchased from a third party, lower average volume of rent-producing leased railcars for syndication, a reduction of the percentage of owned units on lease and higher transportation and storage costs.

Leasing & Services operating profit was $7.4 million or 25.8% of revenue for the three months ended November 30, 2016 and $10.0 million or 39.8% of revenue for the three months ended November 30, 2015. The $2.6 million or 25.8% decrease in operating profit was primarily attributed to a decrease in margin partially offset by an increase in net gain on disposition of equipment.

The percentage of owned units on lease was 94.2% at November 30, 2016 compared to 97.8% at November 30, 2015. This excludes newly manufactured railcars not yet on lease and a railcar portfolio acquisition that we intend to sell.

THE GREENBRIER COMPANIES, INC.

GBW Joint Venture Segment

GBW, an unconsolidated 50/50 joint venture, generated total revenue of $70.3 million and $96.0 million for the three months ended November 30, 2016 and 2015, respectively. The decrease in revenue of $25.7 million was primarily due to a decrease in volume of repair work.

GBW margin as a percentage of revenue for the three months ended November 30, 2016 was negative 0.5% compared to 9.2% for the three months ended November 30, 2015. The decrease in margin percentage was primarily due to inefficiencies of operating at lower volumes of repair work.

To reflect our 50% share of GBW’s net results, we recorded a loss of $1.4 million and earnings of $0.9 million in Earnings (loss) from unconsolidated affiliates for the three months ended November 30, 2016 and 2015, respectively.

Selling and Administrative Expense

	Three Months Ended November 30,		Increase (Decrease)	% Change
(In thousands)	2016	2015
Selling and administrative expense	$41,213	$36,549	$4,664	12.8%

Selling and administrative expense was $41.2 million or 7.5% of revenue for the three months ended November 30, 2016 compared to $36.5 million or 4.6% of revenue for the prior comparable period. The $4.7 million increase was primarily attributed to a $4.2 million increase in legal and consulting costs primarily associated with litigation, strategic business development and IT initiatives and a $0.7 million increase in employee costs from additional headcount.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $1.1 million for the three months ended November 30, 2016 compared to $0.3 million for the prior comparable period.

Net gain on disposition of equipment includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity and disposition of property, plant and equipment.

THE GREENBRIER COMPANIES, INC.

Other Costs

Interest and foreign exchange expense was composed of the following:

	Three Months Ended November 30,		Increase (Decrease)
(In thousands)	2016	2015
Interest and foreign exchange:
Interest and other expense	$3,862	$4,858	$(996)
Foreign exchange (gain) loss	(2,138)	578	(2,716)

	$1,724	$5,436	$(3,712)

The $3.7 million decrease in interest and foreign exchange expense from the prior comparable period was primarily attributed to a $2.7 million change in foreign exchange (gain) loss primarily attributed to the change in the Mexican Peso relative to the U.S. Dollar. In addition, the decrease was attributed to a $1.0 million decrease in interest expense as a result of lower average borrowings as compared to the prior year.

Income Tax

The tax rate for the three months ended November 30, 2016 was 28.7% (the projected annual rate), compared to 31.3% for the three months ended November 30, 2015. The decrease in the tax rate was primarily attributable to a change in the proportion of projected pre-tax earnings attributable to our Mexican railcar manufacturing joint venture.

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

Earnings (Loss) From Unconsolidated Affiliates

Earnings (loss) from unconsolidated affiliates primarily included our share of after-tax results from our GBW joint venture including eliminations associated with GBW transactions with other Greenbrier entities, our castings joint venture, our tank head joint venture and our Brazil operations which include a castings joint venture and a railcar manufacturing joint venture.

Loss from unconsolidated affiliates was $2.6 million for the three months ended November 30, 2016 compared to earnings from unconsolidated affiliates $0.4 million for the three months ended November 30, 2015. The $3.0 million decrease in Earnings (loss) from unconsolidated affiliates was primarily attributed to a loss from GBW due to lower repair volumes and losses from our Brazil operations due to high debt service costs.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $23.0 million for the three months ended November 30, 2016 compared to $29.3 million in the prior comparable period. These amounts primarily represent our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The decrease of $6.3 million from the prior year is primarily a result of a decrease in the volume of railcar deliveries.

THE GREENBRIER COMPANIES, INC.

Liquidity and Capital Resources

	Three Months Ended November 30,
(In thousands)	2016	2015
Net cash provided by (used in) operating activities	$29,006	$(63,491)
Net cash provided by investing activities	12,242	23,559
Net cash provided by (used in) financing activities	(21,546)	71,605
Effect of exchange rate changes	(8,591)	(6,970)

Net increase in cash and cash equivalents	$11,111	$24,703

We have been financed through cash generated from operations and borrowings. At November 30, 2016, cash and cash equivalents were $233.8 million, an increase of $11.1 million from $222.7 million at August 31, 2016.

Cash provided by operating activities was $29.0 million for the three months ended November 30, 2016 compared to cash used in operating activities of $63.5 million for the three months ended November 30, 2015. The increase from the prior year was primarily due to a net change in working capital and a decrease in leased railcars for syndication partially offset by lower earnings.

Cash provided by investing activities primarily related to capital expenditures net of proceeds from the sale of assets. Cash provided by investing activities for the three months ended November 30, 2016 was $12.2 million compared to $23.6 million for the three months ended November 30, 2015. The decrease was primarily attributable to lower proceeds from the sale of assets for the three months ended November 30, 2016 compared to the prior year. This was partially offset by a decrease in restricted cash for the three months ended November 30, 2016 compared to the prior year.

Capital expenditures totaled $12.6 million and $15.6 million for the three months ended November 30, 2016 and 2015, respectively. Proceeds from the sale of assets, which primarily related to sales of railcars from our lease fleet within Leasing & Services, were approximately $9.2 million and $41.4 million for the three months ended November 30, 2016 and 2015, respectively. Proceeds from the sale of assets for the three months ended November 30, 2016 and 2015 included approximately $7.7 million and $41.0 million of equipment that was sold pursuant to sale and leaseback transactions. The related gain is deferred and recognized over the lease term in Net gain on disposition of equipment.

Approximately $9.0 million and $13.4 million of capital expenditures for the three months ended November 30, 2016 and 2015, respectively were attributable to Manufacturing operations. Capital expenditures for Manufacturing are expected to be approximately $45 million in 2017 and primarily relate to enhancements of our existing manufacturing facilities.

Approximately $2.4 million and $1.2 million of capital expenditures for the three months ended November 30, 2016 and 2015, respectively were attributable to Leasing & Services operations and corporate. Leasing & Services and corporate capital expenditures for 2017 are expected to be approximately $13 million. Proceeds from sales of leased railcar equipment are expected to be $25 million for 2017. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity.

Approximately $1.2 million and $1.0 million of capital expenditures for the three months ended November 30, 2016 and 2015, respectively were attributable to Wheels & Parts operations. Capital expenditures for Wheels & Parts are expected to be approximately $5 million in 2017 for maintenance and enhancements of our existing facilities.

Cash used in financing activities was $21.5 million for the three months ended November 30, 2016 compared to cash provided by financing activities of $71.6 million for the three months ended November 30, 2015. The change from the prior year was primarily attributed to proceeds from revolving notes in the prior year partially offset by repurchase of stock in the prior year.

A quarterly dividend of $0.21 per share was declared on January 6, 2017.

THE GREENBRIER COMPANIES, INC.

Since October 2013, the Board of Directors has authorized our company to repurchase in aggregate up to $225 million of our common stock. We did not repurchase any shares during the three months ended November 30, 2016. As of November 30, 2016, we had cumulatively repurchased 3,206,226 shares for approximately $137.0 million and had $88.0 million available under the share repurchase program with an expiration date of January 1, 2018.

Senior secured credit facilities, consisting of three components, aggregated to $614.6 million as of November 30, 2016. We had an aggregate of $332.3 million available to draw down under committed credit facilities as of November 30, 2016. This amount consists of $267.7 million available on the North American credit facility, $14.6 million on the European credit facilities and $50.0 million on the Mexican railcar manufacturing joint venture credit facilities.

As of November 30, 2016, a $550.0 million revolving line of credit, maturing October 2020, secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.75% or Prime plus 0.75% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of November 30, 2016, lines of credit totaling $14.6 million secured by certain of our European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.3%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from February 2017 through June 2017.

As of November 30, 2016, our Mexican railcar manufacturing joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $30.0 million and is fully guaranteed by us and our joint venture partner. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw against this facility through January 2019. The second line of credit provides up to $20.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through August 2017.

As of November 30, 2016, we had no borrowings outstanding under our senior secured credit facilities and outstanding commitments consisted of $81.3 million in letters of credit under the North American credit facility.

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into sale leaseback transactions; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of November 30, 2016, we were in compliance with all such restrictive covenants.

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

THE GREENBRIER COMPANIES, INC.

As of November 30, 2016, the Mexican railcar manufacturing joint venture had $0.7 million of third party debt, of which we and our joint venture partner have each guaranteed approximately $0.3 million.

In accordance with customary business practices in Europe, we have $2.1 million in third party warranty guarantee facilities as of November 30, 2016. To date no amounts have been drawn under these guarantee facilities.

We made $0.6 million in cash contributions to GBW, an unconsolidated 50/50 joint venture, for the three months ended November 30, 2016 which represented a reinvestment of a distribution received from GBW during the quarter. We expect to make additional cash contributions to GBW of approximately $1.9 million during 2017, which represent reinvestments of additional distributions we expect to receive from GBW this year. We are likely to make additional capital contributions or loans to GBW in the future. As of November 30, 2016, we had a $36.5 million note receivable balance from GBW which is included on the Consolidated Balance Sheet in Accounts receivable, net.

We expect existing funds and cash generated from operations, together with proceeds from financing activities including borrowings under existing credit facilities and long-term financings, to be sufficient to fund expected debt repayments, closing of the Astra transaction and other investments, working capital needs, planned capital expenditures and dividends during the next twelve months.

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

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecast foreign currency sales and expenses. At November 30, 2016 exchange rates, forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros and U.S. Dollars; the purchase of Mexican Pesos and the sale of U.S. Dollars; and for the purchase of U.S. Dollars and the sale of Saudi Riyals aggregated to $423.4 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries where the functional currency is not U.S. Dollars. At November 30, 2016, net assets of foreign subsidiaries aggregated $68.4 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $6.8 million, or 0.8% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $91.3 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At November 30, 2016, 69% of our outstanding debt had fixed rates and 31% had variable rates. At November 30, 2016, a uniform 10% increase in variable interest rates would result in approximately $0.2 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE GREENBRIER COMPANIES, INC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 12 to Consolidated Financial Statements, Part I of this quarterly report.

Item 1A.	Risk Factors

This Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended August 31, 2016. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended August 31, 2016, except for the risk factor below.

Changes impacting international trade and corporate tax provisions related to the global sales of our products may have an adverse effect on our financial condition and results of operations.

We have manufacturing facilities in Mexico, Brazil and Europe. Our business benefits from free trade agreements such as the North American Free Trade Agreement (NAFTA) and we also rely on various U.S. corporate tax provisions related to international commerce as we build, market and sell our products globally. Changes in trade treaties and corporate tax policy could impact U.S. trade relations with other countries such as Mexico, where most of our railcar manufacturing occurs, and adversely affect our financial condition and results of operations.

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

There were no shares repurchased under the share repurchase program during the three months ended November 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2016 – September 30, 2016	—	—	—	$87,989,491
October 1, 2016 – October 31, 2016	—	—	—	$87,989,491
November 1, 2016 – November 30, 2016	—	—	—	$87,989,491

	—		—

THE GREENBRIER COMPANIES, INC.

Item 6.	Exhibits

(a) List of Exhibits:

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: January 6, 2017	By:	/s/ Lorie L. Tekorius
Lorie L. Tekorius
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: January 6, 2017	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)