Form 10-Q
period 2017-02-28
GREENBRIER COMPANIES INC
filed 2017-04-05
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 28, 2017

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

The number of shares of the registrant’s common stock, without par value, outstanding on March 29, 2017 was 28,400,305 shares.

THE GREENBRIER COMPANIES, INC.

Forward-Looking Statements

From time to time, The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) or their representatives have made or may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

•	availability of financing sources and borrowing base for working capital, other business development activities, capital spending and leased railcars for syndication (sale of railcars with lease attached);
•	ability to renew, maintain or obtain sufficient credit facilities and financial guarantees on acceptable terms;
•	ability to utilize beneficial tax strategies;
•	ability to grow our businesses;
•	ability to obtain lease and sales contracts which provide adequate protection against attempted modifications or cancellations, changes in interest rates and increased costs of materials and components;
•	ability to obtain adequate insurance coverage at acceptable rates;
•	ability to convert backlog of railcar orders and obtain and execute lease syndication commitments;
•	ability to obtain adequate certification and licensing of products; and
•	short-term and long-term revenue and earnings effects of the above items.

The following factors, among others, could cause actual results or outcomes to differ materially from the forward-looking statements:

•	fluctuations in demand for newly manufactured railcars or marine barges and for wheels, repair services and parts;
•	delays in receipt of orders, risks that contracts may be canceled or modified during their term, not renewed, unenforceable or breached by the customer and that customers may not purchase the amount of products or services under the contracts as anticipated;
•	ability to maintain sufficient availability of credit facilities and to maintain compliance with or to obtain appropriate amendments to covenants under various credit agreements;
•	domestic and international economic conditions including such matters as embargoes, quotas, tariffs, or modifications to existing trade agreements;
•	domestic and international political and security conditions in the U.S., Europe, Latin America, the Gulf Cooperation Council (GCC) and other areas including such matters as terrorism, war, civil disruption and crime;
•	the policies and priorities of the federal government regarding international trade and infrastructure;
•	sovereign risk related to international governments that includes, but is not limited to, governments stopping payments, repudiating their contracts, nationalizing private businesses and assets or altering foreign exchange regulations;
•	growth or reduction in the surface transportation industry, or the enactment of policies favoring other types of surface transportation over rail transportation;
•	ability to maintain good relationships with our labor force, third party labor providers and collective bargaining units representing our direct and indirect labor force;
•	ability to maintain good relationships with our customers and suppliers;
•	ability to renew or replace expiring customer contracts on satisfactory terms;
•	ability to obtain and execute suitable lease contracts for leased railcars for syndication;
•	steel and specialty component price fluctuations and availability, scrap surcharges, steel scrap prices and other commodity price fluctuations and availability and their impact on product demand and margin;

THE GREENBRIER COMPANIES, INC.

•	delay or failure of acquired businesses or joint ventures, assets, start-up operations, or new products or services to compete successfully;
•	changes in product mix and the mix of revenue levels among reporting segments;
•	labor disputes, energy shortages or operating difficulties that might disrupt operations or the flow of cargo;
•	production difficulties and product delivery delays as a result of, among other matters, costs or inefficiencies associated with expansion, start-up, or changing of production lines or changes in production rates, equipment failures, changing technologies, transfer of production between facilities or non-performance of alliance partners, subcontractors or suppliers;
•	lower than anticipated lease renewal rates, earnings on utilization-based leases or residual values for leased equipment;
•	discovery of defects in railcars or services resulting in increased warranty costs or litigation;
•	physical damage, business interruption or product or service liability claims that exceed our insurance coverage;
•	commencement of and ultimate resolution or outcome of pending or future litigation and investigations;
•	natural disasters or severe or unusual weather patterns that may affect either us, our suppliers or our customers;
•	loss of business from, or a decline in the financial condition of, any of the principal customers that represent a significant portion of our total revenues;
•	competitive factors, including introduction of competitive products, new entrants into certain of our markets, price pressures, limited customer base, and competitiveness of our manufacturing facilities and products;
•	industry overcapacity and our manufacturing capacity utilization;
•	decreases or write-downs in carrying value of inventory, goodwill, intangibles or other assets due to impairment;
•	severance or other costs or charges associated with layoffs, shutdowns, or reducing the size and scope of operations;
•	changes in future maintenance or warranty requirements;
•	ability to adjust to the cyclical nature of the industries in which we operate;
•	changes in interest rates and financial impacts from interest rates;
•	ability and cost to maintain and renew operating permits;
•	actions or failures to act by various regulatory agencies including changing tank car or other rail car regulations;
•	potential environmental remediation obligations;
•	changes in commodity prices, including oil and gas;
•	risks associated with our intellectual property rights or those of third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;
•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;
•	availability of a trained work force at a reasonable cost and with reasonable terms of employment;
•	availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;
•	failure to successfully integrate joint ventures or acquired businesses or complete previously announced transactions, including our proposed transaction with Astra Rail Management GmbH (Astra) and our pending incremental investment in our Brazil operations;
•	discovery of previously unknown liabilities associated with acquired businesses;
•	failure of or delay in implementing and using new software or other technologies;
•	the impact of cybersecurity risks and the costs of mitigating and responding to a data security breach;
•	ability to replace maturing lease and management services revenue and earnings with revenue and earnings from new commercial transactions, including new railcar leases, additions to the lease fleet and new management services contracts;
•	credit limitations upon our ability to maintain effective hedging programs;
•	financial impacts from currency fluctuations and currency hedging activities in our worldwide operations;

THE GREENBRIER COMPANIES, INC.

•	increased costs or other impacts on us or our customers due to changes in legislation, taxes, regulations or accounting pronouncements;
•	changes to government policies or priorities in all areas where we do business; and
•	fraud, misconduct by employees and potential exposure to liabilities under the Foreign Corrupt Practices Act and other anti-corruption laws and regulations.

Any forward-looking statements should be considered in light of these factors. Words such as “anticipates,” “believes,” “forecast,” “potential,” “goal,” “contemplates,” “expects,” “intends,” “plans,” “projects,” “hopes,” “seeks,” “estimates,” “strategy,” “could,” “would,” “should,” “likely,” “will,” “may,” “can,” “designed to,” “future,” “foreseeable future” and similar expressions identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s opinions only as of the date hereof. Except as otherwise required by law, we do not assume any obligation to update any forward-looking statements.

All references to years refer to the fiscal years ended August 31st unless otherwise noted.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Consolidated Balance Sheets

(In thousands, unaudited)

	February 28, 2017	August 31, 2016
Assets
Cash and cash equivalents	$545,752	$222,679
Restricted cash	8,696	24,279
Accounts receivable, net	295,844	232,517
Inventories	381,439	365,805
Leased railcars for syndication	98,398	144,932
Equipment on operating leases, net	298,269	306,266
Property, plant and equipment, net	325,325	329,990
Investment in unconsolidated affiliates	90,762	98,682
Intangibles and other assets, net	68,228	67,359
Goodwill	43,265	43,265

	$2,155,978	$1,835,774

Liabilities and Equity
Accounts payable and accrued liabilities	$372,321	$369,754
Deferred income taxes	65,589	51,619
Deferred revenue	85,441	95,721
Notes payable, net	532,596	301,853

Commitments and contingencies (Note 13)

Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 28,400 and 28,205 shares outstanding at February 28, 2017 and August 31, 2016	—	—
Additional paid-in capital	305,992	282,886
Retained earnings	665,442	618,178
Accumulated other comprehensive loss	(29,350)	(26,753)

Total equity – Greenbrier	942,084	874,311
Noncontrolling interest	157,947	142,516

Total equity	1,100,031	1,016,827

	$2,155,978	$1,835,774

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Income

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Revenue
Manufacturing	$445,504	$454,531	$899,537	$1,153,192
Wheels & Parts	82,714	90,458	152,349	169,187
Leasing & Services	38,064	124,090	66,710	149,089

	566,282	669,079	1,118,596	1,471,468
Cost of revenue
Manufacturing	346,653	361,827	703,208	894,860
Wheels & Parts	75,497	81,388	140,475	154,390
Leasing & Services	25,207	105,973	43,237	117,562

	447,357	549,188	886,920	1,166,812
Margin	118,925	119,891	231,676	304,656
Selling and administrative expense	39,495	38,244	80,708	74,793
Net gain on disposition of equipment	(2,090)	(10,746)	(3,212)	(11,015)

Earnings from operations	81,520	92,393	154,180	240,878
Other costs
Interest and foreign exchange	5,673	1,417	7,397	6,853

Earnings before income taxes and earnings (loss) from unconsolidated affiliates	75,847	90,976	146,783	234,025
Income tax expense	(24,858)	(25,734)	(45,244)	(70,453)

Earnings before earnings (loss) from unconsolidated affiliates	50,989	65,242	101,539	163,572
Earnings (loss) from unconsolidated affiliates	(1,988)	974	(4,572)	1,357

Net earnings	49,001	66,216	96,967	164,929
Net earnings attributable to noncontrolling interest	(14,465)	(21,348)	(37,469)	(50,628)

Net earnings attributable to Greenbrier	$34,536	$44,868	$59,498	$114,301

Basic earnings per common share	$1.19	$1.54	$2.04	$3.91
Diluted earnings per common share	$1.09	$1.41	$1.88	$3.55
Weighted average common shares:
Basic	29,130	29,098	29,113	29,244
Diluted	32,427	32,360	32,423	32,542
Dividends declared per common share	$0.21	$0.20	$0.42	$0.40

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net earnings	$49,001	$66,216	$96,967	$164,929
Other comprehensive income (loss)
Translation adjustment	4,010	(1,165)	(2,710)	(5,132)
Reclassification of derivative financial instruments recognized in net earnings [1]	2,828	559	3,151	1,051
Unrealized gain (loss) on derivative financial instruments [2]	2,716	(1,478)	(2,188)	(7,530)
Other (net of tax effect)	(849)	(6)	(850)	(6)

	8,705	(2,090)	(2,597)	(11,617)

Comprehensive income	57,706	64,126	94,370	153,312
Comprehensive income attributable to noncontrolling interest	(14,465)	(21,359)	(37,469)	(50,566)

Comprehensive income attributable to Greenbrier	$43,241	$42,767	$56,901	$102,746

[1]	Net of tax effect of $0.8 million and $0.2 million for the three months ended February 28, 2017 and February 29, 2016 and $0.9 million and $0.5 million for the six months ended February 28, 2017 and February 29, 2016.
[2]	Net of tax effect of $0.8 million and $0.9 million for the three months ended February 28, 2017 and February 29, 2016 and $0.2 million and $2.4 million for the six months ended February 28, 2017 and February 28, 2016.

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Equity

(In thousands, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2016	28,205	$282,886	$618,178	$(26,753)	$874,311	$142,516	$1,016,827
Net earnings	—	—	59,498	—	59,498	37,469	96,967
Other comprehensive loss, net	—	—	—	(2,597)	(2,597)	—	(2,597)
Noncontrolling interest adjustments	—	—	—	—	—	(3,255)	(3,255)
Joint venture partner distribution declared	—	—	—	—	—	(18,783)	(18,783)
Restricted stock awards (net of cancellations)	195	(1,876)	—	—	(1,876)	—	(1,876)
Unamortized restricted stock	—	(1,105)	—	—	(1,105)	—	(1,105)
Restricted stock amortization	—	8,437	—	—	8,437	—	8,437
Tax deficiency from restricted stock awards	—	(2,453)	—	—	(2,453)	—	(2,453)
Cash dividends	—	—	(12,234)	—	(12,234)	—	(12,234)
2024 Convertible Senior Notes – equity component, net of tax	—	20,818	—	—	20,818	—	20,818
2024 Convertible Senior Notes issuance costs – equity component, net of tax	—	(715)	—	—	(715)	—	(715)

Balance February 28, 2017	28,400	$305,992	$665,442	$(29,350)	$942,084	$157,947	$1,100,031

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2015	28,907	$295,444	$458,599	$(21,205)	$732,838	$130,651	$863,489
Net earnings	—	—	114,301	—	114,301	50,628	164,929
Other comprehensive loss, net	—	—	—	(11,555)	(11,555)	(62)	(11,617)
Noncontrolling interest adjustments	—	—	—	—	—	2,815	2,815
Purchase of noncontrolling interest	—	—	—	—	—	(4)	(4)
Joint venture partner distribution declared	—	—	—	—	—	(52,774)	(52,774)
Restricted stock awards (net of cancellations)	242	(3,306)	—	—	(3,306)	—	(3,306)
Unamortized restricted stock	—	(789)	—	—	(789)	—	(789)
Restricted stock amortization	—	10,740	—	—	10,740	—	10,740
Excess tax benefit from restricted stock awards	—	2,786	—	—	2,786	—	2,786
Cash dividends	—	—	(11,702)	—	(11,702)	—	(11,702)
Repurchase of stock	(1,055)	(32,373)	—	—	(32,373)	—	(32,373)

Balance February 29, 2016	28,094	$272,502	$561,198	$(32,760)	$800,940	$131,254	$932,194

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months Ended
	February 28, 2017	February 29, 2016
Cash flows from operating activities
Net earnings	$96,967	$164,929
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income taxes	2,272	(5,287)
Depreciation and amortization	30,580	27,842
Net gain on disposition of equipment	(3,212)	(11,015)
Accretion of debt discount	330	—
Stock based compensation expense	10,854	10,740
Noncontrolling interest adjustments	(3,255)	2,815
Other	548	491
Decrease (increase) in assets:
Accounts receivable, net	(67,271)	(30,356)
Inventories	(17,673)	21,922
Leased railcars for syndication	37,903	(15,391)
Other	5,550	(3,717)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(1,263)	(55,448)
Deferred revenue	(10,468)	41,790

Net cash provided by operating activities	81,862	149,315

Cash flows from investing activities
Proceeds from sales of assets	19,898	80,541
Capital expenditures	(21,194)	(27,974)
Decrease (increase) in restricted cash	15,583	(8)
Investment in and advances to unconsolidated affiliates	(550)	(5,140)
Other	550	2,640

Net cash provided by investing activities	14,287	50,059

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	—	26,000
Proceeds from revolving notes with maturities longer than 90 days	—	—
Repayments of revolving notes with maturities longer than 90 days	—	(1,888)
Proceeds from issuance of notes payable	275,000	—
Repayments of notes payable	(3,719)	(3,730)
Debt issuance costs	(9,450)	(4,149)
Repurchase of stock	—	(33,246)
Dividends	(12,138)	(11,575)
Cash distribution to joint venture partner	(19,486)	(53,543)
Excess tax benefit (deficiency) from restricted stock awards	(2,453)	2,786
Other	—	(6)

Net cash provided by (used in) financing activities	227,754	(79,351)

Effect of exchange rate changes	(830)	(9,412)
Increase in cash and cash equivalents	323,073	110,611
Cash and cash equivalents
Beginning of period	222,679	172,930

End of period	$545,752	$283,541

Cash paid during the period for
Interest	$4,944	$6,928
Income taxes, net	$18,818	$63,050
Non-cash activity
Transfer from Leased railcars for syndication to Equipment on operating leases, net	$6,082	$45,615
Capital expenditures accrued in Accounts payable and accrued liabilities	$4,783	$6,430
Change in Accounts payable and accrued liabilities associated with cash distributions to joint venture partner	$703	$769
Change in Accounts payable and accrued liabilities associated with dividends declared	$(96)	$(127)
Change in Accounts payable and accrued liabilities associated with repurchase of stock	$—	$873

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) as of February 28, 2017, for the three and six months ended February 28, 2017 and for the three and six months ended February 29, 2016 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. The results of operations for the three and six months ended February 28, 2017 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2017.

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

In the second quarter of 2017, the Company adopted Accounting Standards Update 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04) which was issued by the FASB in January 2017. This update simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss should not exceed the total amount of goodwill allocated to that reporting unit. This new guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The early adoption of ASU 2017-04 by the Company reduced the complexity surrounding the evaluation of its goodwill for impairment and did not have a material impact on its consolidated financial statements.

THE GREENBRIER COMPANIES, INC.

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

In December 2016, the FASB issued Accounting Standards Update 2016-18, Restricted Cash (ASU 2016-18). This update requires additional disclosure and that the Statement of Cash Flow explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash. Therefore, amounts generally described as restricted cash should be included with cash & cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 with early adoption permitted. The Company plans to adopt this guidance beginning September 1, 2018.

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

The Company did not repurchase any shares during the six months ended February 28, 2017. As of February 28, 2017, the Company had cumulatively repurchased 3,206,226 shares for approximately $137.0 million and had $88.0 million available under the share repurchase program with an expiration date of January 1, 2018.

THE GREENBRIER COMPANIES, INC.

Note 2 – Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead. The following table summarizes the Company’s inventory balance:

(In thousands)	February 28, 2017	August 31, 2016
Manufacturing supplies and raw materials	$231,770	$240,865
Work-in-process	79,382	68,727
Finished goods	73,455	59,470
Excess and obsolete adjustment	(3,168)	(3,257)

	$381,439	$365,805

Note 3 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	February 28, 2017	August 31, 2016
Intangible assets subject to amortization:
Customer relationships	$64,521	$65,023
Accumulated amortization	(38,456)	(37,251)
Other intangibles	4,976	6,298
Accumulated amortization	(4,078)	(5,967)

	26,963	28,103
Intangible assets not subject to amortization	912	912
Prepaid and other assets	13,200	14,891
Nonqualified savings plan investments	20,056	15,864
Revolving notes issuance costs, net	3,052	3,481
Assets held for sale	4,045	4,108

Total Intangible and other assets, net	$68,228	$67,359

Amortization expense for the three and six months ended February 28, 2017 was $0.9 million and $2.6 million and for the three and six months ended February 29, 2016 was $2.5 million and $3.8 million. Amortization expense for the years ending August 31, 2017, 2018, 2019, 2020 and 2021 is expected to be $4.4 million, $3.8 million, $3.4 million, $3.7 million and $3.4 million.

THE GREENBRIER COMPANIES, INC.

Note 4 – Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $615.0 million as of February 28, 2017.

As of February 28, 2017, a $550.0 million revolving line of credit, maturing October 2020, secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.75% or Prime plus 0.75% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of February 28, 2017, lines of credit totaling $15.0 million secured by certain of the Company’s European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.3%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from April 2017 through June 2017.

As of February 28, 2017, the Company’s Mexican railcar manufacturing joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $30.0 million and is fully guaranteed by the Company and its joint venture partner. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw against this facility through January 2019. The second line of credit provides up to $20.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through August 2017.

As of February 28, 2017, the Company had no borrowings outstanding under our senior secured credit facilities and outstanding commitments consisted of $79.2 million in letters of credit under the North American credit facility.

As of August 31, 2016, the Company had no borrowings outstanding under our senior secured credit facilities and outstanding commitments consisted of $81.3 million in letters of credit under the North American credit facility.

THE GREENBRIER COMPANIES, INC.

Note 5 – Accounts Payable and Accrued Liabilities

(In thousands)	February 28, 2017	August 31, 2016
Trade payables	$173,441	$182,334
Other accrued liabilities	68,594	71,260
Accrued payroll and related liabilities	65,042	76,058
Accrued maintenance	18,404	18,646
Accrued warranty	14,582	12,159
Income taxes payable	27,564	3,991
Other	4,694	5,306

	$372,321	$369,754

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

Warranty accrual activity:

	Three Months Ended		Six Months Ended
(In thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Balance at beginning of period	$11,737	$11,609	$12,159	$11,512
Charged to cost of revenue, net	3,288	1,463	3,645	2,884
Payments	(495)	(952)	(1,132)	(2,181)
Currency translation effect	52	27	(90)	(68)

Balance at end of period	$14,582	$12,147	$14,582	$12,147

THE GREENBRIER COMPANIES, INC.

Note 7 – Notes Payable, Net

(In thousands)	February 28, 2017	August 31, 2016
Convertible senior notes, due 2018, net	$118,431	$118,140
Convertible senior notes, due 2024, net	233,997	—
Term loans, net	180,168	183,713

	$532,596	$301,853

In February 2017, the Company issued $275 million of convertible senior notes, due 2024 (2024 Convertible Notes). The notes are senior unsecured obligations and rank equally with other senior unsecured debt. The notes bear interest at an annual rate of 2.875% payable semiannually in arrears on February 1 and August 1 of each year, commencing August 1, 2017. The notes will mature on February 1, 2024, unless earlier repurchased or converted in accordance with their terms prior to such date. The notes are convertible into shares of the Company’s common stock, at an initial conversion rate of 16.6234 per $1,000 principal amount of the notes which is equivalent to an initial conversion price of approximately $60.16 per share. The conversion rate and the resulting conversion price are subject to adjustment in certain events. Prior to November 1, 2023, the notes are convertible at the option of the holders only upon the satisfaction of certain conditions and during certain periods and thereafter, at any time until the close of business on the business day immediately preceding the maturity date. Upon conversion, the notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares.

2024 Convertible Notes:

(In thousands)	February 28, 2017
Debt principal	$275,000
Debt discount, net	(32,773)
Debt issuance costs, net	(8,230)

$233,997

As of February 28, 2017, the 2024 Convertible Notes had a balance of $234.0 million, reflecting the $275 million debt principal net of $32.8 million of net debt discount and $8.2 million of net debt issuance costs, which was included in Notes payable, net on the Company’s Consolidated Balance Sheet. The debt discount represents the difference between the debt principal and the fair value of a similar debt instrument that does not have a conversion feature at issuance. The debt discount is being amortized using the effective interest rate method through February 2024 and the amortization expense is included in Interest and foreign exchange on the Company’s Consolidated Statement of Income.

In accordance with ASC 470-20, the Company separately accounts for the liability component (debt principal net of debt discount) and equity component. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. To determine the fair value of the liability component, the Company assumed an interest rate of approximately 5% which resulted in a fair value of $241.9 million. The equity component, which is the conversion feature at issuance, is recognized as the difference between the proceeds from the issuance of the notes ($275 million) and the fair value of the liability component ($241.9 million). As of February 28, 2017, the equity component was $33.1 million which was recorded on the Company’s Consolidated Balance Sheet in Additional paid-in capital, net of tax of $12.3 million.

THE GREENBRIER COMPANIES, INC.

Note 8 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Loss on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2016	$(5,492)	$(20,832)	$(429)	$(26,753)
Other comprehensive loss before reclassifications	(2,188)	(2,710)	(850)	(5,748)
Amounts reclassified from Accumulated other comprehensive loss	3,151	—	—	3,151

Balance, February 28, 2017	$(4,529)	$(23,542)	$(1,279)	$(29,350)

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Income, with presentation location, were as follows:

	Three Months Ended		Financial Statement Location
(In thousands)	February 28, 2017	February 29, 2016
Loss on derivative financial instruments:
Foreign exchange contracts	$3,299	$420	Revenue and cost of revenue
Interest rate swap contracts	288	387	Interest and foreign exchange

	3,587	807	Total before tax
	(759)	(248)	Tax expense

	$2,828	$559	Net of tax

	Six Months Ended		Financial Statement Location
(In thousands)	February 28, 2017	February 29, 2016
Loss on derivative financial instruments:
Foreign exchange contracts	$3,442	$686	Revenue and cost of revenue
Interest rate swap contracts	626	833	Interest and foreign exchange

	4,068	1,519	Total before tax
	(917)	(468)	Tax expense

	$3,151	$1,051	Net of tax

THE GREENBRIER COMPANIES, INC.

Note 9 – Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended		Six Months Ended
(In thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Weighted average basic common shares outstanding (1)	29,130	29,098	29,113	29,244
Dilutive effect of 2018 Convertible notes (2)	3,287	3,203	3,276	3,190
Dilutive effect of 2024 Convertible notes (3)	—	n/a	—	n/a
Dilutive effect of 2026 Convertible notes (4)	n/a	—	n/a	—
Dilutive effect of performance based restricted stock units (5)	10	59	34	108

Weighted average diluted common shares outstanding	32,427	32,360	32,423	32,542

(1)	Restricted stock grants and restricted stock units, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position.
(2)	The dilutive effect of the 2018 Convertible notes was included as they were considered dilutive under the “if converted” method as further discussed below.
(3)	The 2024 Convertible notes were issued in February 2017. The dilutive effect of the 2024 Convertible notes was excluded for the three and six months ended February 28, 2017 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive.
(4)	The 2026 Convertible notes were retired in August 2016. The dilutive effect of the 2026 Convertible notes was excluded for the three and six months ended February 29, 2016 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive.
(5)	Restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved, are included in weighted average diluted common shares outstanding when the Company is in a net earnings position.

Dilutive EPS is calculated using the more dilutive of two approaches. The first approach includes the dilutive effect, using the treasury stock method, associated with shares underlying the 2024 Convertible notes and 2026 Convertible notes and performance based restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved. The second approach supplements the first by including the “if converted” effect of the 2018 Convertible notes. Under the “if converted” method, debt issuance and interest costs, both net of tax, associated with the convertible notes are added back to net earnings and the share count is increased by the shares underlying the convertible notes. The 2024 Convertible notes and 2026 Convertible notes are included in the calculation of both approaches using the treasury stock method when the average stock price is greater than the applicable conversion price.

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net earnings attributable to Greenbrier	$34,536	$44,868	$59,498	$114,301
Add back:
Interest and debt issuance costs on the 2018 Convertible notes, net of tax	733	733	1,466	1,229

Earnings before interest and debt issuance costs on convertible notes	$35,269	$45,601	$60,964	$115,530

Weighted average diluted common shares outstanding	32,427	32,360	32,423	32,542
Diluted earnings per share (1)	$1.09	$1.41	$1.88	$3.55

(1)	Diluted earnings per share was calculated as follows:

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

Stock based compensation expense was $5.5 million and $10.9 million for the three and six months ended February 28, 2017, respectively and $5.4 million and $10.7 million for the three and six months ended February 29, 2016, respectively. Compensation expense is recorded in Selling and administrative expense and Cost of revenue on the Consolidated Statements of Income.

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

At February 28, 2017 exchange rates, forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros and U.S. Dollars; the purchase of Mexican Pesos and the sale of U.S. Dollars; and for the purchase of U.S. Dollars and the sale of Saudi Riyals aggregated to $377.1 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when there is a loss, or as Accounts receivable, net when there is a gain. As the contracts mature at various dates through July 2019, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At February 28, 2017 exchange rates, approximately $3.9 million would be reclassified to revenue or cost of revenue in the next 12 months.

At February 28, 2017, an interest rate swap agreement maturing in March 2020 had a notional amount of $90.4 million. The fair value of the contract is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At February 28, 2017 interest rates, approximately $1.1 million would be reclassified to interest expense in the next 12 months.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		February 28, 2017	August 31, 2016		February 28, 2017	August 31, 2016
(In thousands)	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$232	$1,570	Accounts payable and accrued liabilities	$6,127	$4,287
Interest rate swap contracts	Intangibles and other assets, net	—	—	Accounts payable and accrued liabilities	1,134	3,157

		$232	$1,570		$7,261	$7,444

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$—	$25	Accounts payable and accrued liabilities	$1,635	$22

THE GREENBRIER COMPANIES, INC.

The Effect of Derivative Instruments on the Statements of Income

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives six months ended
		February 28, 2017	February 29, 2016
Foreign forward exchange contract	Interest and foreign exchange	$520	$(436)
Interest rate swap contracts	Interest and foreign exchange	23	138

		$543	$(298)

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) six months ended		Location of loss reclassified from accumulated OCI into income	Loss reclassified from accumulated OCI into income (effective portion) six months ended		Location of gain (loss) on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (ineffective portion and amount excluded from effectiveness testing) six months ended
	2/28/17	2/29/16		2/28/17	2/29/16		2/28/17	2/29/16
Foreign forward exchange contracts	$(3,592)	$(6,756)	Revenue	$(3,096)	$(491)	Revenue	$(3,355)	$3,795
Foreign forward exchange contracts	(435)	(982)	Cost of revenue	(346)	(195)	Cost of revenue	100	23
Interest rate swap contracts	1,464	(2,278)	Interest and foreign exchange	(626)	(833)	Interest and foreign exchange	—	—

	$(2,563)	$(10,016)		$(4,068)	$(1,519)		$(3,255)	$3,818

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

THE GREENBRIER COMPANIES, INC.

For the three months ended February 28, 2017:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$445,504	$—	$445,504	$85,369	$—	$85,369
Wheels & Parts	82,714	7,233	89,947	5,569	512	6,081
Leasing & Services	38,064	2,112	40,176	9,889	1,924	11,813
Eliminations	—	(9,345)	(9,345)	—	(2,436)	(2,436)
Corporate	—	—	—	(19,307)	—	(19,307)

	$566,282	$—	$566,282	$81,520	$—	$81,520

For the six months ended February 28, 2017:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$899,537	$—	$899,537	$168,710	$—	$168,710
Wheels & Parts	152,349	14,434	166,783	8,463	1,124	9,587
Leasing & Services	66,710	7,446	74,156	17,279	7,174	24,453
Eliminations	—	(21,880)	(21,880)	—	(8,298)	(8,298)
Corporate	—	—	—	(40,272)	—	(40,272)

	$1,118,596	$—	$1,118,596	$154,180	$—	$154,180

For the three months ended February 29, 2016:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$454,531	$—	$454,531	$78,798	$17	$78,815
Wheels & Parts	90,458	7,200	97,658	6,506	761	7,267
Leasing & Services	124,090	3,133	127,223	24,412	3,133	27,545
Eliminations	—	(10,333)	(10,333)	—	(3,911)	(3,911)
Corporate	—	—	—	(17,323)	—	(17,323)

	$669,079	$—	$669,079	$92,393	$—	$92,393

For the six months ended February 29, 2016:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,153,192	$—	$1,153,192	$232,502	$17	$232,519
Wheels & Parts	169,187	14,016	183,203	9,909	1,445	11,354
Leasing & Services	149,089	9,843	158,932	34,370	9,843	44,213
Eliminations	—	(23,859)	(23,859)	—	(11,305)	(11,305)
Corporate	—	—	—	(35,903)	—	(35,903)

	$1,471,468	$—	$1,471,468	$240,878	$—	$240,878

	Total assets
(In thousands)	February 28, 2017	August 31, 2016
Manufacturing	$724,209	$701,296
Wheels & Parts	280,207	275,599
Leasing & Services	505,897	516,147
Unallocated	645,665	342,732

	$2,155,978	$1,835,774

THE GREENBRIER COMPANIES, INC.

Reconciliation of Earnings from operations to Earnings before income tax and earnings (loss) from unconsolidated affiliates:

	Three Months Ended		Six Months Ended
(In thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Earnings from operations	$81,520	$92,393	$154,180	$240,878
Interest and foreign exchange	5,673	1,417	7,397	6,853

Earnings before income tax and earnings (loss) from unconsolidated affiliates	$75,847	$90,976	$146,783	$234,025

The results of operations for the GBW Joint Venture are accounted for under the equity method of accounting. The GBW Joint Venture is the Company’s fourth reportable segment and information as of February 28, 2017 and August 31, 2016 and for the three and six months ended February 28, 2017 and for the three and six months ended February 29, 2016 are included in the tables below.

	Three Months Ended		Six Months Ended
(In thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Revenue	$64,249	$97,700	$134,502	$193,682
Earnings (loss) from operations	$(6,901)	$3,626	$(11,463)	$6,034

	Total Assets
	February 28, 2017	August 31, 2016
GBW (1)	$227,182	$247,610

(1)	Includes goodwill and intangible assets of $91.7 million and $93.4 million as of February 28, 2017 and August 31, 2016.

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

In December 2000, the U.S. Environmental Protection Agency (EPA) classified portions of the Willamette River bed known as the Portland Harbor, including the portion fronting the Company’s manufacturing facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). The Company and more than 140 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company (the Lower Willamette Group or LWG), have signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but are nevertheless contributing money to the effort. The EPA-mandated RI/FS was produced by the LWG and has cost over $110 million during a 17-year period. The Company bore a percentage of the total costs incurred by the LWG in connection with the investigation. The Company’s aggregate expenditure has not been material during the 17-year period. Some or all of any such outlay may be recoverable from other responsible parties.

Eighty-three parties, including the State of Oregon and the federal government, have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor site. Approximately 110 additional parties have signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc. et al, U.S. District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has now been stayed by the court.

THE GREENBRIER COMPANIES, INC.

On January 6, 2017, the EPA issued its Record of Decision (ROD) for the Portland Harbor Site. The ROD identifies a clean-up remedy that it estimates will take 13 years of active remediation, followed by 30 years of monitoring with an estimated undiscounted cost of $1.7 billion. The EPA typically expects its cost estimates to be accurate within a range of +50 to -30 percent, but this ROD states that changes in costs are likely to occur as a result of new data it wants to collect over a 2-year period prior to final remedy design. The ROD identifies 13 Sediment Decision Units. One of the units, RM9W, includes the nearshore area of the river sediments offshore of the Company’s Portland, Oregon manufacturing facility as well as upstream and downstream of the facility. It also includes a portion of our riverbank. The ROD does not break down total remediation costs by Sediment Decision Unit.

The ROD does not address responsibility for the costs of clean-up, nor does it allocate such costs among the potentially responsible parties. Responsibility for funding and implementing the EPA’s selected cleanup remedy will be determined at an unspecified later date. Based on the investigation to date, the Company believes that it did not contribute in any material way to contamination in the river sediments or the damage of natural resources in the Portland Harbor Site and that the damage in the area of the Portland Harbor Site adjacent to its property precedes its ownership of the Portland, Oregon manufacturing facility. Because these environmental investigations are still underway, including the collection of new pre-remedial design sampling data by EPA, sufficient information is currently not available to determine the Company’s liability, if any, for the cost of any required remediation or restoration of the Portland Harbor Site or to estimate a range of potential loss. Based on the results of the pending investigations and future assessments of natural resource damages, the Company may be required to incur costs associated with additional phases of investigation or remedial action, and may be liable for damages to natural resources. In addition, the Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways in Portland, Oregon, on the Willamette River, and the river’s classification as a Superfund site could result in some limitations on future dredging and launch activities. Any of these matters could adversely affect the Company’s business and Consolidated Financial Statements, or the value of its Portland property.

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

From time to time, Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcomes of which cannot be predicted with certainty. In the quarter ended November 30, 2016, the Company received an adverse judgment of approximately $15 million on one matter related to commercial litigation in a foreign jurisdiction. The judgment was reversed on appeal and the case has been remanded to the trial court. While the ultimate outcome of such legal proceedings cannot be determined at this time, the Company believes that the resolution of pending litigation will not have a material adverse effect on the Company’s Consolidated Financial Statements.

In accordance with customary business practices in Europe, the Company has $1.4 million in third party performance and warranty guarantee facilities. To date no amounts have been drawn under these guarantee facilities.

As of February 28, 2017, the Mexican railcar manufacturing joint venture had $0.4 million of third party debt outstanding, for which the Company and its joint venture partner had each guaranteed approximately $0.2 million.

As of February 28, 2017, the Company had outstanding letters of credit aggregating $79.2 million associated with performance guarantees and workers compensation insurance.

The Company made $0.6 million in cash contributions to GBW, an unconsolidated 50/50 joint venture, for the six months ended February 28, 2017 which represented a reinvestment of a distribution received from GBW during the year. The Company is likely to make additional capital contributions or loans to GBW in the future. As of February 28, 2017, the Company had a $36.5 million note receivable balance from GBW which is included on the Consolidated Balance Sheet in Accounts receivable, net.

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

Level 1 -	observable inputs such as unadjusted quoted prices in active markets for identical instruments;

Level 2 -	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and

Level 3 -	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of February 28, 2017 were:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$232	$—	$232	$—
Nonqualified savings plan investments	20,056	20,056	—	—
Cash equivalents	5,078	5,078	—	—

	$25,366	$25,134	$232	$—

Liabilities:
Derivative financial instruments	$8,896	$—	$8,896	$—

(1)	Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 11 Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2016 were:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$1,595	$—	$1,595	$—
Nonqualified savings plan investments	15,864	15,864	—	—
Cash equivalents	5,077	5,077	—	—

	$22,536	$20,941	$1,595	$—

Liabilities:
Derivative financial instruments	$7,466	$—	$7,466	$—

THE GREENBRIER COMPANIES, INC.

Note 15 – Related Party Transactions

In April 2010, WLR–Greenbrier Rail Inc. (WLR-GBX) was formed and acquired a lease fleet of nearly 4,000 railcars valued at approximately $256.0 million. WLR-GBX is wholly owned by affiliates of WL Ross & Co, LLC (WL Ross) and a member of the Company’s board of directors, Wendy Teramoto, is also an affiliate of WL Ross. On March 14, 2017, Ms. Teramoto resigned from her position as a member of the Company’s board of directors effective March 31, 2017. In September 2015, the Company purchased the entire remaining WLR-GBX lease fleet of 3,885 railcars for approximately $148.0 million plus a $1.0 million fee. The transaction was approved by the Company’s disinterested, independent directors. The Company acquired the railcars with the intent to sell them with the underlying leases attached to third parties in the short-term and therefore has classified these railcars as Leased railcars for syndication on the Company’s Consolidated Balance Sheet. During the six months ended February 28, 2017, the Company sold to third parties 196 of these railcars with the underlying leases attached for $2.4 million and 189 railcars were scrapped generating proceeds of $1.2 million. Since September 2015, the Company sold to third parties a total of 3,602 of these railcars with the underlying leases attached for a total of $169.6 million and scrapped 189 railcars generating proceeds of $1.2 million. Of the 3,885 railcars purchased from WLR-GBX, the Company recognized revenue on the disposition of 3,402 of these railcars for $163.0 million and deferred revenue recognition on 389 of these railcars for $7.8 million due to the Company’s continuing involvement. The remaining 94 railcars are anticipated to be sold or disposed of in the current year.

The Company and WL Ross have agreed that the Company will receive a preferred return on the proceeds of the sale of the railcar portfolio, after which it will share a portion of the profits with WL Ross up to certain defined levels. During the first quarter of 2017, the Company paid a total of $4.5 million to WL Ross pursuant to this profit sharing agreement. In November 2016, the Company’s disinterested, independent directors approved an amendment to this profit sharing agreement in which the Company agreed to pay WL Ross an additional $3.6 million to buy out WL Ross’ future participation in profits with no further obligations owed by either party. During the second quarter of 2017, the Company paid $3.6 million to WL Ross to complete this agreement.

Note 16 – Subsequent Events

In March 2017, the Company announced the execution of a definitive agreement to invest $20 million to increase its ownership from 19.5% to 60% in Amsted-Maxion Equipamentos E Serviços Ferroviários S.A. (Greenbrier-Maxion), a railcar manufacturer in Brazil. The Company’s investment will be used to retire debt at Greenbrier-Maxion. The purchase option dates to May 2015 when the Company obtained its initial 19.5% ownership of Greenbrier-Maxion. With the option exercise, the equity interest of Amsted-Maxion Fundição E Equipamentos Ferroviários S.A. (Amsted-Maxion Cruzeiro) will be reduced from 80.5% to 40%. Simultaneously with the closing of its investment into Greenbrier-Maxion, the Company will increase its ownership in Amsted-Maxion Cruzeiro, a manufacturer of castings and components for railcars and other heavy equipment, from 19.5% to 24.5% for $3.25 million. Proceeds from the Company’s increased ownership in Amsted-Maxion Cruzeiro, along with loans from each of the partners, will be used to retire debt at Amsted-Maxion Cruzeiro. The Company will retain an option to increase its ownership in Amsted-Maxion Cruzeiro to 29.5% subject to certain conditions. Subsequent to quarter end, the Company received anti-trust approval and expects these transactions to close during the third quarter of 2017, contingent on satisfying certain conditions. After closing, the Company plans to continue to account for these investments under the equity method of accounting.

In April 2017, the Company announced the execution of a Memorandum of Understanding (MOU) to substantially expand its existing commercial relationship with Mitsubishi UFJ Lease & Finance (MUL). MUL intends to grow its portfolio to a total of 25,000 railcars over the next four years. The MOU includes a multi-year purchase commitment by MUL to purchase 6,000 newly-manufactured railcars from Greenbrier through 2020. Further, MUL has committed to obtain all its newly-manufactured railcars exclusively from Greenbrier through 2023. In addition to the new equipment ordered, over the next few years, MUL will supplement their portfolio growth through a combination of lease syndications and used equipment owned and originated by Greenbrier. The combined value of the transaction exceeds $1 billion. The MOU provides that the Company and MUL will form a new asset management service entity, owned 50% by each company, solely for railcars in the MUL fleet. Since 2014, Greenbrier has syndicated and sold 5,000 new and used railcars to MUL, currently managed by Greenbrier, that will be transferred to this new entity. The Company will receive fee income from MUL related to its railcar asset management services. The agreements, including the sale of new and used railcars, are subject to agreement on remaining terms and completion of documentation, and other customary conditions.

THE GREENBRIER COMPANIES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in four reportable segments: Manufacturing; Wheels & Parts; Leasing & Services; and GBW Joint Venture. Our segments are operationally integrated. The Manufacturing segment, operating from facilities in the United States, Mexico and Poland, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Wheels & Parts segment performs wheel and axle servicing, as well as production of a variety of parts for the railroad industry in North America. The Leasing & Services segment owns approximately 7,900 railcars (6,600 railcars held as equipment on operating leases, 1,200 held as leased railcars for syndication and 100 held as finished goods inventory) and provides management services for approximately 267,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. The GBW Joint Venture segment provides repair services across North America, including facilities certified by the Association of American Railroads. The results of these operations were included as part of Earnings (loss) from unconsolidated affiliates as we account for our interest in GBW under the equity method of accounting. Through unconsolidated joint ventures we also produce rail castings, tank heads and other components and at February 28, 2017 we had a direct and indirect 35% ownership stake in a railcar manufacturer in Brazil.

Our total manufacturing backlog of railcar units as of February 28, 2017 was approximately 22,600 units with an estimated value of $2.44 billion, of which 18,300 units are for direct sales and 4,300 units are for lease to third parties. Backlog units for lease may be syndicated to third parties or held in our own fleet depending on a variety of factors. Backlog as of February 29, 2016 was approximately 34,100 units with an estimated value of $3.96 billion. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix and pricing will be determined in the future, which may impact the dollar amount of backlog. Marine backlog as of February 28, 2017 was $86 million compared to $18 million as of February 29, 2016.

Our backlog of railcar units and marine vessels is not necessarily indicative of future results of operations. Certain orders in backlog are subject to customary documentation and completion of terms. Customers may attempt to cancel or modify orders in backlog. Historically, little variation has been experienced between the quantity ordered and the quantity actually delivered, though the timing of deliveries may be modified from time to time. Backlog as of February 28, 2017 includes an aggregate of 3,800 covered hopper railcars for use in energy related sand transportation. We reached satisfactory agreements with our customers to produce 1,000 of these units in 2017 and 2018, with the remaining units to be produced thereafter. We cannot guarantee that our reported railcar backlog will convert to revenue in any particular period, if at all.

In October 2016, we entered into an agreement with Astra to form a new company, Greenbrier-Astra Rail, which will create an end-to-end, Europe-based freight railcar manufacturing, engineering and repair business. The combined enterprise will be formed between our European operations headquartered in Swidnica, Poland and Astra based in Germany and Arad, Romania. Greenbrier-Astra Rail will offer manufacturing and service capability in Europe with greater scale and efficiency for customers. It also provides the opportunity to pursue growth in railcar markets in the GCC nations and Eurasia. Greenbrier-Astra Rail will be controlled by us with an approximate 75% interest. As partial consideration for our majority interest, we will pay Astra €30 million at closing and €30 million 12 months after closing. We will provide a guarantee in connection with the €30 million to be paid to Astra 12 months after the closing. Closing of the transaction is contingent on, among other conditions, achieving antitrust approval in certain European Union countries.

THE GREENBRIER COMPANIES, INC.

In March 2017, we announced the execution of a definitive agreement to invest $20 million to increase our ownership from 19.5% to 60% in Amsted-Maxion Equipamentos E Serviços Ferroviários S.A. (Greenbrier-Maxion), a railcar manufacturer in Brazil. Our investment will be used to retire debt at Greenbrier-Maxion. The purchase option dates to May 2015 when we obtained our initial 19.5% ownership of Greenbrier-Maxion. With the option exercise, the equity interest of Amsted-Maxion Fundição E Equipamentos Ferroviários S.A. (Amsted-Maxion Cruzeiro) will be reduced from 80.5% to 40%. Simultaneously with the closing of our investment into Greenbrier-Maxion, we will increase our ownership from 19.5% to 24.5% for $3.25 million in Amsted-Maxion Cruzeiro, a manufacturer of castings and components for railcars and other heavy equipment. Proceeds from our increased ownership in Amsted-Maxion Cruzeiro, along with loans from the partners, will be used to retire debt at Amsted-Maxion Cruzeiro. We will retain an option to increase our ownership in Amsted-Maxion Cruzeiro to 29.5% subject to certain conditions. Subsequent to quarter end, we received anti-trust approval and expect these transactions to close during the third quarter of 2017, contingent on satisfying certain conditions. With an increased ownership position in both companies, we expect to benefit from the anticipated economic growth and infrastructure development in Brazil. When completed, our investments in Greenbrier-Maxion and Amsted-Maxion Cruziero will improve the capital structure of both companies, positioning each business for growth. After closing, we plan to continue to account for these investments under the equity method of accounting.

In April 2017, we announced the execution of a MOU to substantially expand our existing commercial relationship with MUL. MUL intends to grow its portfolio to a total of 25,000 railcars over the next four years. The MOU includes a multi-year purchase commitment by MUL to purchase 6,000 newly-manufactured railcars from us through 2020. Further, MUL has committed to obtain all its newly-manufactured railcars exclusively from us through 2023. In addition to the new equipment ordered, over the next few years, MUL will supplement their portfolio growth through a combination of lease syndications and used equipment owned and originated by us. The combined value of the transaction exceeds $1 billion. The MOU provides that we will form a new asset management service entity, owned 50% by each company, solely for railcars in the MUL fleet. Since 2014, we have syndicated and sold 5,000 new and used railcars to MUL, currently managed by us, that will be transferred to this new entity. We will receive fee income from MUL related to its railcar asset management services. The agreements, including the sale of new and used railcars, are subject to agreement on remaining terms and completion of documentation, and other customary conditions.

THE GREENBRIER COMPANIES, INC.

Three Months Ended February 28, 2017 Compared to Three Months Ended February 29, 2016

Overview

Revenue, cost of revenue, margin and operating profit presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three Months Ended
(In thousands)	February 28, 2017	February 29, 2016
Revenue:
Manufacturing	$445,504	$454,531
Wheels & Parts	82,714	90,458
Leasing & Services	38,064	124,090

	566,282	669,079
Cost of revenue:
Manufacturing	346,653	361,827
Wheels & Parts	75,497	81,388
Leasing & Services	25,207	105,973

	447,357	549,188
Margin:
Manufacturing	98,851	92,704
Wheels & Parts	7,217	9,070
Leasing & Services	12,857	18,117

	118,925	119,891
Selling and administrative	39,495	38,244
Net gain on disposition of equipment	(2,090)	(10,746)

Earnings from operations	81,520	92,393
Interest and foreign exchange	5,673	1,417

Earnings before income taxes and earnings (loss) from unconsolidated affiliates	75,847	90,976
Income tax expense	(24,858)	(25,734)

Earnings before earnings (loss) from unconsolidated affiliates	50,989	65,242
Earnings (loss) from unconsolidated affiliates	(1,988)	974

Net earnings	49,001	66,216
Net earnings attributable to noncontrolling interest	(14,465)	(21,348)

Net earnings attributable to Greenbrier	$34,536	$44,868

Diluted earnings per common share	$1.09	$1.41

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Three Months Ended
(In thousands)	February 28, 2017	February 29, 2016
Operating profit (loss):
Manufacturing	$85,369	$78,798
Wheels & Parts	5,569	6,506
Leasing & Services	9,889	24,412
Corporate	(19,307)	(17,323)

	$81,520	$92,393

THE GREENBRIER COMPANIES, INC.

Consolidated Results

	Three Months Ended		Increase (Decrease)	% Change
(In thousands)	February 28, 2017	February 29, 2016
Revenue	$566,282	$669,079	$(102,797)	(15.4%	)
Cost of revenue	$447,357	$549,188	$(101,831)	(18.5%	)
Margin (%)	21.0%	17.9%	3.1%	*
Net earnings attributable to Greenbrier	$34,536	$44,868	$(10,332)	(23.0%	)

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 15.4% decrease in revenue for the three months ended February 28, 2017 as compared to the three months ended February 29, 2016 was primarily due to a 69.3% decrease in Leasing & Services revenue, which is the result of the decrease in the sale of railcars that we purchased from third parties with the intent to resell them. The decrease was also attributed to a 2.0% decrease in Manufacturing revenue. The decrease in Manufacturing revenue was primarily due to a 13.3% decrease in the volume of railcar deliveries partially offset by a higher average selling price. The decrease was also due to an 8.6% decrease in Wheels & Parts revenue, primarily a result of lower wheel set and component volumes due to a decrease in demand.

The 18.5% decrease in cost of revenue for the three months ended February 28, 2017 as compared to the three months ended February 29, 2016 was due to a 76.2% decrease in Leasing & Services cost of revenue primarily due to a decrease in costs associated with a decline in the volume of railcars sold that we purchased from third parties. The decrease was also attributed to a 4.2% decrease in Manufacturing cost of revenue. The decrease in Manufacturing cost of revenue was primarily due to a 13.3% decrease in the volume of railcar deliveries which was partially offset by a product mix which had a higher average labor and material content. The decrease was also attributed to a 7.2% decrease in Wheels & Parts cost of revenue, primarily due to lower wheel set and component costs associated with decreased volumes.

Margin as a percentage of revenue was 21.0% and 17.9% for the three months ended February 28, 2017 and February 29, 2016, respectively. The overall margin as a percentage of revenue was positively impacted by an increase in Manufacturing margin to 22.2% from 20.4% primarily due to a change in product mix. The increase was also due to an increase in Leasing & Services margin to 33.8% from 14.6% which was primarily a result of a decrease in the sale of railcars that we purchased from third parties which have lower margin percentages, and was partially offset by a reduction of the percentage of owned units on lease and higher transportation and storage costs. The margin increase in Manufacturing and Leasing & Services was partially offset by a decrease in Wheels & Parts margin to 8.7% from 10.0%, primarily due to lower wheel set and component volumes.

The $10.3 million decrease in net earnings for the three months ended February 28, 2017 as compared to the three months ended February 29, 2016 was primarily attributable to a decrease in Net gain on disposition of equipment. Net gain on disposition of equipment includes the sale of assets from our lease fleet that are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

	Three Months Ended		Increase (Decrease)	% Change
(In thousands)	February 28, 2017	February 29, 2016
Revenue	$445,504	$454,531	$(9,027)	(2.0%)
Cost of revenue	$346,653	$361,827	$(15,174)	(4.2%)
Margin (%)	22.2%	20.4%	1.8%	*
Operating profit ($)	$85,369	$78,798	$6,571	8.3%
Operating profit (%)	19.2%	17.3%	1.9%	*
Deliveries	3,900	4,500	(600)	(13.3%)

*	Not meaningful

Manufacturing revenue was $445.5 million and $454.5 million for the three months ended February 28, 2017 and February 29, 2016, respectively. Manufacturing revenue decreased $9.0 million or 2.0% in 2017 primarily due to a 13.3% decrease in the volume of railcar deliveries partially offset by a higher average selling price.

Manufacturing cost of revenue was $346.7 million and $361.8 million for the three months ended February 28, 2017 and February 29, 2016, respectively. Cost of revenue decreased $15.2 million or 4.2% primarily due to a 13.3% decrease in the volume of railcar deliveries. This was partially offset by a product mix that had a higher average labor and material content.

Manufacturing margin as a percentage of revenue for the three months ended February 28, 2017 was 22.2% compared to 20.4% for the three months ended February 29, 2016. The 1.8% increase in margin was primarily due to a change in product mix.

Manufacturing operating profit was $85.4 million or 19.2% of revenue for the three months ended February 28, 2017 and $78.8 million or 17.3% of revenue for the three months ended February 29, 2016. The $6.6 million or 8.3% increase in operating profit was primarily attributed to an increase in margin due to a change in product mix partially offset by lower railcar deliveries.

THE GREENBRIER COMPANIES, INC.

Wheels & Parts Segment

	Three Months Ended		Increase (Decrease)	% Change
(In thousands)	February 28, 2017	February 29, 2016
Revenue	$82,714	$90,458	$(7,744)	(8.6%)
Cost of revenue	$75,497	$81,388	$(5,891)	(7.2%)
Margin (%)	8.7%	10.0%	(1.3%)	*
Operating profit ($)	$5,569	$6,506	$(937)	(14.4%)
Operating profit (%)	6.7%	7.2%	(0.5%)	*

*	Not meaningful

Wheels & Parts revenue was $82.7 million and $90.5 million for the three months ended February 28, 2017 and February 29, 2016, respectively. The $7.7 million or 8.6% decrease in revenue was primarily a result of lower wheel set and component volumes due to a decrease in demand. This was partially offset by an increase in parts revenue due to an increase in parts volume.

Wheels & Parts cost of revenue was $75.5 million and $81.4 million for the three months ended February 28, 2017 and February 29, 2016, respectively. Cost of revenue decreased $5.9 million or 7.2% primarily due to lower wheel set and component costs associated with decreased volumes.

Wheels & Parts margin as a percentage of revenue for the three months ended February 28, 2017 was 8.7% compared to 10.0% for the three months ended February 29, 2016. The 1.3% decrease in margin was primarily due to lower wheel set and component volumes. This was partially offset by a more favorable parts product mix and an increase in scrap metal pricing.

Wheels & Parts operating profit was $5.6 million or 6.7% of revenue for the three months ended February 28, 2017 and $6.5 million or 7.2% of revenue for the three months ended February 29, 2016. The $0.9 million or 14.4% decrease in operating profit was primarily attributed to a decrease in margin due to a decrease in wheel set and component volumes.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

	Three Months Ended		Increase (Decrease)	% Change
(In thousands)	February 28, 2017	February 29, 2016
Revenue	$38,064	$124,090	$(86,026)	(69.3%)
Cost of revenue	$25,207	$105,973	$(80,766)	(76.2%)
Margin (%)	33.8%	14.6%	19.2%	*
Operating profit ($)	$9,889	$24,412	$(14,523)	(59.5%)
Operating profit (%)	26.0%	19.7%	6.3%	*

*	Not meaningful

The Leasing & Services segment primarily generates revenue from leasing railcars from our lease fleet and providing various management services. From time to time, when the opportunity exists, railcars are purchased from third parties with the intent to resell them. The gross proceeds from the sale of these railcars with leases attached are recorded as revenue and the cost of purchasing these railcars are recorded in cost of revenue.

Leasing & Services revenue was $38.1 million and $124.1 million for the three months ended February 28, 2017 and February 29, 2016, respectively. The $86.0 million or 69.3% decrease in revenue was primarily the result of an $84.7 million decrease in the sale of railcars that we purchased from third parties with the intent to resell them. The decrease in revenue was also due to lower average volume of rent-producing leased railcars for syndication, which are held short term and classified as Leased railcars for syndication on our Consolidated Balance Sheet.

Leasing & Services cost of revenue was $25.2 million and $106.0 million for the three months ended February 28, 2017 and February 29, 2016, respectively. Cost of revenue decreased $80.8 million or 76.2% primarily due to a decrease in costs associated with a decline in the volume of railcars sold that we purchased from third parties.

Leasing & Services margin as a percentage of revenue for the three months ended February 28, 2017 was 33.8% compared to 14.6% for the three months ended February 29, 2016. The 19.2% increase was primarily as a result of a decrease in railcars sold that we purchased from third parties which have lower margin percentages, and was partially offset by a reduction of the percentage of owned units on lease and higher transportation and storage costs.

Leasing & Services operating profit was $9.9 million or 26.0% of revenue for the three months ended February 28, 2017 and $24.4 million or 19.7% of revenue for the three months ended February 29, 2016. The $14.5 million or 59.5% decrease in operating profit was primarily attributed to a decrease in net gain on disposition of equipment and a decrease in margin.

The percentage of owned units on lease was 93.8% at February 28, 2017 compared to 95.4% at February 29, 2016. These exclude newly manufactured railcars not yet on lease and a railcar portfolio acquisition that we intend to sell.

THE GREENBRIER COMPANIES, INC.

GBW Joint Venture Segment

GBW, an unconsolidated 50/50 joint venture, generated total revenue of $64.2 million and $97.7 million for the three months ended February 28, 2017 and February 29, 2016, respectively. The decrease in revenue of $33.5 million and 34.3% was primarily due to a decrease in the volume of repair work.

GBW margin as a percentage of revenue for the three months ended February 28, 2017 was negative 4.2% compared to 10.3% for the three months ended February 29, 2016. The decrease in margin percentage was primarily due to inefficiencies of operating at lower volumes of repair work.

To reflect our 50% share of GBW’s net results, we recorded a loss of $2.0 million and earnings of $1.3 million in Earnings (loss) from unconsolidated affiliates for the three months ended February 28, 2017 and February 29, 2016, respectively.

Selling and Administrative Expense

	Three Months Ended		Increase (Decrease)	% Change
(In thousands)	February 28, 2017	February 29, 2016
Selling and administrative expense	$39,495	$38,244	$1,251	3.3%

Selling and administrative expense was $39.5 million or 7.0% of revenue for the three months ended February 28, 2017 compared to $38.2 million or 5.7% of revenue for the prior comparable period. The $1.3 million increase was primarily attributed to a $3.1 million increase in legal and consulting costs primarily associated with litigation, strategic business development and IT initiatives. This was partially offset by a $1.6 million net decrease in short term and long term incentive compensation.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $2.1 million for the three months ended February 28, 2017 compared to $10.7 million for the prior comparable period.

Net gain on disposition of equipment includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity and disposition of property, plant and equipment.

THE GREENBRIER COMPANIES, INC.

Other Costs

Interest and foreign exchange expense was composed of the following:

	Three Months Ended		Increase (Decrease)
(In thousands)	February 28, 2017	February 29, 2016
Interest and foreign exchange:
Interest and other expense	$4,777	$4,691	$86
Foreign exchange loss (gain)	896	(3,274)	4,170

	$5,673	$1,417	$4,256

The $4.3 million increase in interest and foreign exchange expense from the prior comparable period was primarily attributed to a $0.9 million foreign exchange loss in the current year compared to a $3.3 million foreign exchange gain in the prior comparable period. The $4.2 million change in foreign exchange (gain) loss was primarily attributed to the change in the Mexican Peso relative to the U.S. Dollar.

Income Tax

The tax rate for the three months ended February 28, 2017 was 32.8%, compared to 28.3% for the three months ended February 29, 2016. The increase in the tax rate was primarily attributable to the impact of discrete items. The projected annual rate is anticipated to be approximately 30%.

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

Loss from unconsolidated affiliates was $2.0 million for the three months ended February 28, 2017 compared to earnings from unconsolidated affiliates of $1.0 million for the three months ended February 29, 2016. The $3.0 million decrease in Earnings (loss) from unconsolidated affiliates was primarily attributed to a loss from GBW due to lower repair volumes.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $14.5 million for the three months ended February 28, 2017 compared to $21.3 million in the prior comparable period. These amounts primarily represent our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The decrease of $6.8 million from the prior year is primarily a result of a decrease in the volume of railcar deliveries.

THE GREENBRIER COMPANIES, INC.

Six Months Ended February 28, 2017 Compared to Six Months Ended February 29, 2016

Overview

Revenue, cost of revenue, margin and operating profit presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Six Months Ended
(In thousands)	February 28, 2017	February 29, 2016
Revenue:
Manufacturing	$899,537	$1,153,192
Wheels & Parts	152,349	169,187
Leasing & Services	66,710	149,089

	1,118,596	1,471,468
Cost of revenue:
Manufacturing	703,208	894,860
Wheels & Parts	140,475	154,390
Leasing & Services	43,237	117,562

	886,920	1,166,812
Margin:
Manufacturing	196,329	258,332
Wheels & Parts	11,874	14,797
Leasing & Services	23,473	31,527

	231,676	304,656
Selling and administrative	80,708	74,793
Net gain on disposition of equipment	(3,212)	(11,015)

Earnings from operations	154,180	240,878
Interest and foreign exchange	7,397	6,853

Earnings before income taxes and earnings (loss) from unconsolidated affiliates	146,783	234,025
Income tax expense	(45,244)	(70,453)

Earnings before earnings (loss) from unconsolidated affiliates	101,539	163,572
Earnings (loss) from unconsolidated affiliates	(4,572)	1,357

Net earnings	96,967	164,929
Net earnings attributable to noncontrolling interest	(37,469)	(50,628)

Net earnings attributable to Greenbrier	$59,498	$114,301

Diluted earnings per common share	$1.88	$3.55

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Six Months Ended
(In thousands)	February 28, 2017	February 29, 2016
Operating profit (loss):
Manufacturing	$168,710	$232,502
Wheels & Parts	8,463	9,909
Leasing & Services	17,279	34,370
Corporate	(40,272)	(35,903)

	$154,180	$240,878

THE GREENBRIER COMPANIES, INC.

Consolidated Results

	Six Months Ended
(In thousands)	February 28, 2017	February 29, 2016	Increase (Decrease)	% Change
Revenue	$1,118,596	$1,471,468	$(352,872)	(24.0%)
Cost of revenue	$886,920	$1,166,812	$(279,892)	(24.0%)
Margin (%)	20.7%	20.7%	—	*
Net earnings attributable to Greenbrier	$59,498	$114,301	$(54,803)	(47.9%)

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 24.0% decrease in revenue for the six months ended February 28, 2017 as compared to the six months ended February 29, 2016 was primarily due to a 22.0% decrease in Manufacturing revenue. The decrease in Manufacturing revenue was primarily due to a 31.3% decrease in the volume of railcar deliveries partially offset by a higher average selling price. The decrease was also due to a 55.3% decrease in Leasing & Services revenue, primarily the result of the decrease in the sale of railcars that we purchased from third parties with the intent to resell them. The decrease was also due to a 10.0% decrease in Wheels & Parts revenue, primarily a result of lower wheel set and component volumes due to a decrease in demand.

The 24.0% decrease in cost of revenue for the six months ended February 28, 2017 as compared to the six months ended February 29, 2016 was due to a 21.4% decrease in Manufacturing cost of revenue. The decrease in Manufacturing cost of revenue was primarily due to a 31.3% decrease in the volume of railcar deliveries which was partially offset by a product mix which had a higher average labor and material content. The decrease was also due to a 63.2% decrease in Leasing & Services cost of revenue primarily due to a decrease in costs associated with a decline in the volume of railcars sold that we purchased from third parties. The decrease was also attributed to a 9.0% decrease in Wheels & Parts cost of revenue, primarily due to lower wheel set and component costs associated with decreased volumes.

Margin as a percentage of revenue was 20.7% for both the six months ended February 28, 2017 and February 29, 2016. The overall margin as a percentage of revenue was negatively impacted by a decrease in Manufacturing margin to 21.8% from 22.4% primarily due to a change in product mix and a reduction in the volume of railcar deliveries. In addition, the overall margin as a percentage of revenue was negatively impacted by a decrease in Wheels & Parts margin to 7.8% from 8.7%, primarily due to lower wheel set and component volumes. The overall margin as a percentage of revenue was positively impacted by an increase in Leasing & Services margin to 35.2% from 21.1% which was primarily a result of a decrease in the sale of railcars that we purchased from third parties which have lower margin percentages, and was partially offset by lower average volume of rent-producing leased railcars for syndication, a reduction of the percentage of owned units on lease and higher transportation and storage costs.

The $54.8 million decrease in net earnings for the six months ended February 28, 2017 as compared to the six months ended February 29, 2016 was primarily attributable to a decrease in margin, net of tax, due to lower railcar deliveries.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

	Six Months Ended
(In thousands)	February 28, 2017	February 29, 2016	Increase (Decrease)	% Change
Revenue	$899,537	$1,153,192	$(253,655)	(22.0%)
Cost of revenue	$703,208	$894,860	$(191,652)	(21.4%)
Margin (%)	21.8%	22.4%	(0.6%)	*
Operating profit ($)	$168,710	$232,502	$(63,792)	(27.4%)
Operating profit (%)	18.8%	20.2%	(1.4%)	*
Deliveries	7,900	11,500	(3,600)	(31.3%)

*	Not meaningful

Manufacturing revenue was $0.9 billion and $1.2 billion for the six months ended February 28, 2017 and February 29, 2016, respectively. Manufacturing revenue decreased $253.7 million or 22.0% in 2017 primarily due to a 31.3% decrease in the volume of railcar deliveries partially offset by a higher average selling price.

Manufacturing cost of revenue was $703.2 million and $894.9 million for the six months ended February 28, 2017 and February 29, 2016, respectively. Cost of revenue decreased $191.7 million or 21.4% primarily due to a 31.3% decrease in the volume of railcar deliveries. This was partially offset by a product mix that had a higher average labor and material content.

Manufacturing margin as a percentage of revenue for the six months ended February 28, 2017 was 21.8% compared to 22.4% for the six months ended February 29, 2016. The 0.6% decrease in margin was primarily due to a change in product mix and a reduction in the volume of railcar deliveries.

Manufacturing operating profit was $168.7 million or 18.8% of revenue for the six months ended February 28, 2017 and $232.5 million or 20.2% of revenue for the six months ended February 29, 2016. The $63.8 million or 27.4% decrease in operating profit was primarily attributed to a decrease in margin due to lower railcar deliveries and a change in product mix.

THE GREENBRIER COMPANIES, INC.

Wheels & Parts Segment

	Six Months Ended
(In thousands)	February 28, 2017	February 29, 2016	Increase (Decrease)	% Change
Revenue	$152,349	$169,187	$(16,838)	(10.0%)
Cost of revenue	$140,475	$154,390	$(13,915)	(9.0%)
Margin (%)	7.8%	8.7%	(0.9%)	*
Operating profit ($)	$8,463	$9,909	$(1,446)	(14.6%)
Operating profit (%)	5.6%	5.9%	(0.3%)	*

*	Not meaningful

Wheels & Parts revenue was $152.3 million and $169.2 million for the six months ended February 28, 2017 and February 29, 2016, respectively. The $16.8 million or 10.0% decrease in revenue was primarily a result of lower wheel set and component volumes due to a decrease in demand. This was partially offset by an increase in parts revenue due to an increase in parts volume.

Wheels & Parts cost of revenue was $140.5 million and $154.4 million for the six months ended February 28, 2017 and February 29, 2016, respectively. Cost of revenue decreased $13.9 million or 9.0% primarily due to lower wheel set and component costs associated with decreased volumes.

Wheels & Parts margin as a percentage of revenue for the six months ended February 28, 2017 was 7.8% compared to 8.7% for the six months ended February 29, 2016. The 0.9% decrease in margin was primarily due to lower wheel set and component volumes. This was partially offset by a more favorable parts product mix and an increase in scrap metal pricing.

Wheels & Parts operating profit was $8.5 million or 5.6% of revenue for the six months ended February 28, 2017 and $9.9 million or 5.9% of revenue for the six months ended February 29, 2016. The $1.4 million or 14.6% decrease in operating profit was primarily attributed to a decrease in margin due to a decrease in wheel set and component volumes.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

	Six Months Ended
(In thousands)	February 28, 2017	February 29, 2016	Increase (Decrease)	% Change
Revenue	$66,710	$149,089	$(82,379)	(55.3%)
Cost of revenue	$43,237	$117,562	$(74,325)	(63.2%)
Margin (%)	35.2%	21.1%	14.1%	*
Operating profit ($)	$17,279	$34,370	$(17,091)	(49.7%)
Operating profit (%)	25.9%	23.1%	2.8%	*

*	Not meaningful

The Leasing & Services segment primarily generates revenue from leasing railcars from our lease fleet and providing various management services. From time to time, when the opportunity exists, railcars are purchased from third parties with the intent to resell them. The gross proceeds from the sale of these railcars with leases attached are recorded as revenue and the cost of purchasing these railcars are recorded in cost of revenue.

Leasing & Services revenue was $66.7 million and $149.1 million for the six months ended February 28, 2017 and February 29, 2016, respectively. The $82.4 million or 55.3% decrease in revenue was primarily the result of a $77.0 million decrease in the sale of railcars that we purchased from third parties with the intent to resell them. The decrease in revenue was also due to lower average volume of rent-producing leased railcars for syndication, which are held short term and classified as Leased railcars for syndication on our Consolidated Balance Sheet.

Leasing & Services cost of revenue was $43.2 million and $117.6 million for the six months ended February 28, 2017 and February 29, 2016, respectively. Cost of revenue decreased $74.3 million or 63.2% primarily due to a decrease in costs associated with a decline in the volume of railcars sold that we purchased from third parties.

Leasing & Services margin as a percentage of revenue for the six months ended February 28, 2017 was 35.2% compared to 21.1% for the six months ended February 29, 2016. The 14.1% increase was primarily as a result of a decrease in the sale of railcars that we purchased from third parties which have lower margin percentages, and was partially offset by lower average volume of rent-producing leased railcars for syndication, a reduction of the percentage of owned units on lease and higher transportation and storage costs.

Leasing & Services operating profit was $17.3 million or 25.9% of revenue for the six months ended February 28, 2017 and $34.4 million or 23.1% of revenue for the six months ended February 29, 2016. The $17.1 million or 49.7% decrease in operating profit was primarily attributed to a decrease in margin and a decrease in net gain on disposition of equipment.

THE GREENBRIER COMPANIES, INC.

GBW Joint Venture Segment

GBW, an unconsolidated 50/50 joint venture, generated total revenue of $134.5 million and $193.7 million for the six months ended February 28, 2017 and February 29, 2016, respectively. The decrease in revenue of $59.2 million and 30.6% was primarily due to a decrease in the volume of repair work.

GBW margin as a percentage of revenue for the six months ended February 28, 2017 was negative 2.3% compared to 9.8% for the six months ended February 29, 2016. The decrease in margin percentage was primarily due to inefficiencies of operating at lower volumes of repair work.

To reflect our 50% share of GBW’s net results, we recorded a loss of $3.4 million and earnings of $2.1 million in Earnings (loss) from unconsolidated affiliates for the six months ended February 28, 2017 and February 29, 2016, respectively.

Selling and Administrative Expense

	Six Months Ended		Increase (Decrease)	% Change
(In thousands)	February 28, 2017	February 29, 2016
Selling and administrative expense	$80,708	$74,793	$5,915	7.9%

Selling and administrative expense was $80.7 million or 7.2% of revenue for the six months ended February 28, 2017 compared to $74.8 million or 5.1% of revenue for the prior comparable period. The $5.9 million increase was primarily attributed to a $7.4 million increase in legal and consulting costs primarily associated with litigation, strategic business development and IT initiatives. This was partially offset by a $1.8 million net decrease in short term and long term incentive compensation.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $3.2 million for the six months ended February 28, 2017 compared to $11.0 million for the prior comparable period.

Net gain on disposition of equipment includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity and disposition of property, plant and equipment.

THE GREENBRIER COMPANIES, INC.

Other Costs

Interest and foreign exchange expense was composed of the following:

	Six Months Ended		Increase (Decrease)
(In thousands)	February 28, 2017	February 29, 2016
Interest and foreign exchange:
Interest and other expense	$8,639	$9,549	$(910)
Foreign exchange gain	(1,242)	(2,696)	1,454

	$7,397	$6,853	$544

The $0.5 million increase in interest and foreign exchange expense from the prior comparable period was primarily attributed to a $1.5 million decrease in foreign exchange gain compared to the prior comparable period. The decrease in foreign exchange gain was primarily attributed to the change in the Mexican Peso relative to the U.S. Dollar. This was partially offset by a $0.9 million decrease in interest expense as a result of lower average borrowings as compared to the prior year.

Income Tax

The tax rate for the six months ended February 28, 2017 was 30.8%, compared to 30.1% for the six months ended February 29, 2016. The increase in the tax rate was primarily attributable to the impact of discrete items. The projected annual rate is anticipated to be approximately 30%.

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

Loss from unconsolidated affiliates was $4.6 million for the six months ended February 28, 2017 compared to earnings from unconsolidated affiliates of $1.4 million for the six months ended February 29, 2016. The $6.0 million decrease in Earnings (loss) from unconsolidated affiliates was primarily attributed to a loss from GBW due to lower repair volumes.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $37.5 million for the six months ended February 28, 2017 compared to $50.6 million in the prior comparable period. These amounts primarily represent our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The decrease of $13.1 million from the prior year is primarily a result of a decrease in the volume of railcar deliveries.

THE GREENBRIER COMPANIES, INC.

Liquidity and Capital Resources

	Six Months Ended
(In thousands)	February 28, 2017	February 29, 2016
Net cash provided by operating activities	$81,862	$149,315
Net cash provided by investing activities	14,287	50,059
Net cash provided by (used in) financing activities	227,754	(79,351)
Effect of exchange rate changes	(830)	(9,412)

Net increase in cash and cash equivalents	$323,073	$110,611

We have been financed through cash generated from operations and borrowings. At February 28, 2017, cash and cash equivalents were $545.8 million, an increase of $323.1 million from $222.7 million at August 31, 2016.

Cash provided by operating activities was $81.9 million for the six months ended February 28, 2017 compared to $149.3 million for the six months ended February 29, 2016. The decrease from the prior year was primarily due to lower earnings and a net change in working capital partially offset by a decrease in leased railcars for syndication.

Cash provided by investing activities primarily related to capital expenditures net of proceeds from the sale of assets. Cash provided by investing activities for the six months ended February 28, 2017 was $14.3 million compared to $50.1 million for the six months ended February 29, 2016. The decrease was primarily attributable to lower proceeds from the sale of assets for the six months ended February 28, 2017 compared to the prior year. This was partially offset by a decrease in restricted cash for the six months ended February 28, 2017 compared to the prior year.

Capital expenditures totaled $21.2 million and $28.0 million for the six months ended February 28, 2017 and February 29, 2016, respectively. Proceeds from the sale of assets, which primarily related to sales of railcars from our lease fleet within Leasing & Services, were approximately $19.9 million and $80.5 million for the six months ended February 28, 2017 and February 29, 2016, respectively. Proceeds from the sale of assets for the six months ended February 28, 2017 and February 29, 2016 included approximately $7.7 million and $41.0 million of equipment that was sold pursuant to sale and leaseback transactions. The related gain is deferred and recognized over the lease term in Net gain on disposition of equipment. In addition, proceeds from the sale of assets for the six months ended February 28, 2017 included $4.0 million of insurance proceeds associated with our Manufacturing segment.

Approximately $15.2 million and $22.7 million of capital expenditures for the six months ended February 28, 2017 and February 29, 2016, respectively were attributable to Manufacturing operations. Capital expenditures for Manufacturing are expected to be approximately $45 million in 2017 and primarily relate to enhancements of our existing manufacturing facilities.

Approximately $4.1 million and $2.9 million of capital expenditures for the six months ended February 28, 2017 and February 29, 2016, respectively were attributable to Leasing & Services operations and corporate. Leasing & Services and corporate capital expenditures for 2017 are expected to be approximately $15 million. Proceeds from sales of leased railcar equipment and insurance proceeds are expected to be $30 million for 2017. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity.

Approximately $1.9 million and $2.4 million of capital expenditures for the six months ended February 28, 2017 and February 29, 2016, respectively were attributable to Wheels & Parts operations. Capital expenditures for Wheels & Parts are expected to be approximately $5 million in 2017 for maintenance and enhancements of our existing facilities.

Cash provided by financing activities was $227.8 million for the six months ended February 28, 2017 compared to cash used in financing activities of $79.4 million for the six months ended February 29, 2016. The increase from the prior year was primarily attributed to proceeds from the issuance of notes payable, a reduction in cash distribution to our joint venture partner and reduced share repurchases.

A quarterly dividend of $0.22 per share was declared on March 28, 2017.

THE GREENBRIER COMPANIES, INC.

In February 2017, we issued $275 million of convertible senior notes due 2024. The notes are senior unsecured obligations and rank equally with other senior unsecured debt. The notes bear interest at an annual rate of 2.875% payable semiannually in arrears on February 1 and August 1 of each year, commencing August 1, 2017. The notes will mature on February 1, 2024, unless earlier repurchased or converted in accordance with their terms prior to such date. As of February 28, 2017, these notes had a balance of $234.0 million, net of $32.8 million of debt discount and $8.2 million of debt issuance costs, which was included in Notes payable, net on the Company’s Consolidated Balance Sheet.

Since October 2013, the Board of Directors has authorized our company to repurchase in aggregate up to $225 million of our common stock. We did not repurchase any shares during the six months ended February 28, 2017. As of February 28, 2017, we had cumulatively repurchased 3,206,226 shares for approximately $137.0 million and had $88.0 million available under the share repurchase program with an expiration date of January 1, 2018.

Senior secured credit facilities, consisting of three components, aggregated to $615.0 million as of February 28, 2017. We had an aggregate of $371.8 million available to draw down under committed credit facilities as of February 28, 2017. This amount consists of $306.8 million available on the North American credit facility, $15.0 million on the European credit facilities and $50.0 million on the Mexican railcar manufacturing joint venture credit facilities.

As of February 28, 2017, a $550.0 million revolving line of credit, maturing October 2020, secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.75% or Prime plus 0.75% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of February 28, 2017, lines of credit totaling $15.0 million secured by certain of our European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.3%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from April 2017 through June 2017.

As of February 28, 2017, our Mexican railcar manufacturing joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $30.0 million and is fully guaranteed by us and our joint venture partner. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw against this facility through January 2019. The second line of credit provides up to $20.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through August 2017.

As of February 28, 2017, we had no borrowings outstanding under our senior secured credit facilities and outstanding commitments consisted of $79.2 million in letters of credit under the North American credit facility.

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into capital leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of February 28, 2017, we were in compliance with all such restrictive covenants.

We may from time to time seek to repurchase or otherwise retire or exchange securities, including outstanding notes, borrowings and equity securities, and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include open market repurchases, unsolicited or solicited privately negotiated transactions or other retirements, repurchases or exchanges. Such retirements, repurchases or exchanges, if any, will depend on a

THE GREENBRIER COMPANIES, INC.

number of factors, including, but not limited to, prevailing market conditions, trading levels of our debt, our liquidity requirements and contractual restrictions, if applicable. The amounts involved in any such transactions may, individually or in the aggregate, be material and may involve all or a portion of a particular series of notes or other indebtedness which may reduce the float and impact the trading market of notes or other indebtedness which remain outstanding.

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

As of February 28, 2017, the Mexican railcar manufacturing joint venture had $0.4 million of third party debt, of which we and our joint venture partner have each guaranteed approximately $0.2 million.

In accordance with customary business practices in Europe, we have $1.4 million in third party performance and warranty guarantee facilities as of February 28, 2017. To date no amounts have been drawn under these guarantee facilities.

We made $0.6 million in cash contributions to GBW, an unconsolidated 50/50 joint venture, for the six months ended February 28, 2017 which represented a reinvestment of a distribution received from GBW during the year. We are likely to make additional capital contributions or loans to GBW in the future. As of February 28, 2017, we had a $36.5 million note receivable balance from GBW which is included on the Consolidated Balance Sheet in Accounts receivable, net.

We expect existing funds and cash generated from operations, together with proceeds from financing activities including borrowings under existing credit facilities and long-term financings, to be sufficient to fund expected debt repayments, closing of the Astra and Brazil transactions and other investments, working capital needs, planned capital expenditures and dividends during the next twelve months.

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

THE GREENBRIER COMPANIES, INC.

The provisions of ASC 350, Intangibles - Goodwill and Other, require that we perform an impairment test on goodwill. We compare the fair value of each reporting unit with its carrying value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. An impairment loss is recorded to the extent that the reporting unit’s carrying amount exceeds the reporting unit’s fair value. An impairment loss cannot exceed the total amount of goodwill allocated to the reporting unit. The goodwill balance relates to the Wheels & Parts segment.

THE GREENBRIER COMPANIES, INC.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecast foreign currency sales and expenses. At February 28, 2017 exchange rates, forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros and U.S. Dollars; the purchase of Mexican Pesos and the sale of U.S. Dollars; and for the purchase of U.S. Dollars and the sale of Saudi Riyals aggregated to $377.1 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries where the functional currency is not U.S. Dollars. At February 28, 2017, net assets of foreign subsidiaries aggregated to $92.3 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $9.2 million, or 1.0% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $90.4 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At February 28, 2017, 83% of our outstanding debt had fixed rates and 17% had variable rates. At February 28, 2017, a uniform 10% increase in variable interest rates would have resulted in approximately $0.2 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE GREENBRIER COMPANIES, INC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 13 to Consolidated Financial Statements, Part I of this quarterly report.

Item 1A.	Risk Factors

Our business, financial condition and results of operations are subject to a number of factors, risks and uncertainties. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended August 31, 2016, except as set forth in our Form 10-Q for three months ended November 30, 2016 (filed January 6, 2017) and as updated below related to the issuance of our 2.875% senior convertible notes. The entire set of risk factors is provided for convenience.

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

Currently, interest rates remain close to historically low levels. Higher interest rates could increase the cost of, or potentially deter, new leasing arrangements with our customers, reduce our ability to syndicate railcars under lease to financial institutions, or impact the sales price we may receive on such syndications, any of which could materially adversely affect our business, financial condition and results of operations.

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

THE GREENBRIER COMPANIES, INC.

A portion of our backlog and Leased railcars for syndication relates to the energy sector. A decline in energy prices could negatively impact the creditworthiness of our customers, lead to attempted modifications or cancellations of contracts or negatively impact our ability to syndicate our railcars, all of which could materially adversely affect our business, financial condition and results of operations. Our backlog as of February 28, 2017 includes an aggregate of 3,800 covered hopper railcars for use in energy related sand transportation. We reached satisfactory agreements with our customers to produce 1,000 of these units in 2017 and 2018, with the remaining units to be produced thereafter. We cannot guarantee our other customers will not seek to cancel, settle or modify their orders or that our reported railcar backlog will convert to revenue in any particular period, if at all.

We derive a significant amount of our revenue from a limited number of customers, the loss of or reduction of business from one or more of which could have an adverse effect on our business.

A significant portion of our revenue is generated from a few major customers. Although we have some long-term contractual relationships with our major customers, we cannot be assured that our customers will continue to purchase or lease our products or services or that they will continue to do so at historical levels. A reduction in the purchase or leasing of our products or a termination of our services by one or more of our major customers could have an adverse effect on our business and operating results.

We could be unable to lease railcars at satisfactory rates, remarket leased railcars on favorable terms upon lease termination or realize the expected residual values due to changes in scrap prices upon lease termination, which could reduce our revenue and decrease our overall return or effect our ability to sell leased assets in the future.

The profitability of our railcar leasing business depends on our ability to lease railcars to our customers at satisfactory rates, and to re-market, sell or scrap railcars we own or manage upon the expiration of existing lease terms. The total rental payments we receive under our operating leases do not fully amortize the acquisition costs of the leased equipment, which exposes us to risks associated with remarketing the railcars and the risk of not realizing the expected residual values. Our ability to lease or remarket leased railcars profitably is dependent upon several factors, including, but not limited to, market and industry conditions, cost of and demand for competing used or newer models, costs associated with the refurbishment of the railcars, market demand or governmental mandate for refurbishment, assumptions related to expected residual values and interest rates. A downturn in the industries in which our lessees operate and decreased demand for railcars could also increase our exposure to re-marketing risk because lessees may demand shorter lease terms, requiring us to re-market leased railcars more frequently. Furthermore, the resale market for previously leased railcars has a limited number of potential buyers. From August 31, 2014 to February 28, 2017, the percentage of railcars in the fleet on lease has declined from approximately 98% to 94%. Our inability to lease, re-market or sell leased railcars on favorable terms could result in reduced revenues and margins or net gain on disposition of equipment and decrease our overall returns and affect our ability to syndicate railcars to investors.

Risks related to our operations outside of the U.S. could adversely affect our operating results.

Our current operations outside of the U.S. and any future expansion of our international operations are subject to the risks associated with foreign and cross-border business transactions and activities. Political, legal, trade, financial market or economic changes or instability could limit or curtail our foreign business activities and operations. Some foreign countries in which we operate or may operate have regulatory authorities that regulate railroad safety, railcar design and railcar component part design, performance and manufacturing. If we fail to obtain and maintain certifications of our railcars and railcar parts within the various foreign countries where we operate or may operate, we may be unable to market and sell our railcars in those countries. In addition, unexpected changes in regulatory requirements, tariffs and other trade barriers, more stringent rules relating to labor or the environment, adverse tax consequences and currency and price exchange controls could limit operations and make the manufacture and distribution of our products difficult. The uncertainty of the legal environment or geo-political risks in these and other areas could limit our ability to enforce our rights effectively. Because we have operations outside the U.S., we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws. We operate in parts of the world that have experienced governmental corruption to

THE GREENBRIER COMPANIES, INC.

some degree, and in certain circumstances, strict compliance with anti- corruption laws may conflict with local customs and practices. The failure to comply with laws governing international business practices may result in substantial penalties and fines. Any international expansion or acquisition that we undertake could amplify these risks related to operating outside of the U.S. In addition, in 2015, we began to establish a presence in the Gulf Cooperating Council region and Latin America and are exploring market opportunities in Eastern Europe and other emerging markets. Our development of customer relationships in these areas may expose us to certain additional risks, including, but not limited to, the following:

•	Ongoing instability or changes in a country’s or region’s economic or political conditions, including inflation, recession, currency fluctuations and actual or anticipated civil and political unrest, terrorist actions, armed hostilities, kidnapping and extortion;
•	Longer payment cycles and difficulty in collecting accounts receivable;
•	Sovereign risk related to international governments that include, but may not be limited to, governments stopping payments or repudiating their contracts, nationalizing private businesses and assets or altering foreign exchange regulations;
•	Renegotiation or nullification of existing contracts;
•	An inability to effectively protect intellectual property;
•	Uncertainties arising from local business practices, judicial processes, cultural considerations and international political and trade tensions; and
•	Our limited knowledge of this market or our inability to protect our interests.

If we are unable to successfully manage the risks associated with our global business, our results of operations, financial condition, liquidity and cash flows may be negatively impacted.

Changes impacting international trade and corporate tax provisions related to the global sales and production of our products may have an adverse effect on our financial condition and results of operations.

We own, lease, operate or have invested in joint ventures or entities which have manufacturing facilities in Mexico, Brazil and Europe. Our business benefits from free trade agreements such as the North American Free Trade Agreement (NAFTA) and we also rely on various U.S. corporate tax provisions related to international commerce as we build, market and sell our products globally. The current President of the U.S. has indicated that NAFTA and future import taxes are under scrutiny by his administration and that NAFTA may be renegotiated and new import taxes imposed with respect to imports from Mexico and other countries with which the U.S. runs a trade deficit. Any changes in trade treaties, corporate tax policy and import taxes could adversely and significantly affect our financial condition and results of operations.

We may pursue strategic opportunities, including new joint ventures, acquisitions and new business endeavors that involve inherent risks, any of which may cause us not to realize anticipated benefits and we could have difficulty integrating the operations of companies that we acquire or joint ventures we enter into, which could adversely affect our results of operations.

We may not be able to successfully identify suitable joint venture, acquisition and new business endeavors to invest in or complete potential transactions on acceptable terms. Our identification of suitable joint venture opportunities, acquisition candidates and new business endeavors involve risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities. Our failure to identify suitable joint ventures, acquisition opportunities and new business endeavors may restrict our ability to grow our business. If we are successful in pursuing such opportunities, we may be required to expend significant funds or incur additional debt, which could materially adversely affect our results of operations and limit our ability to obtain financing for working capital or other purposes and we may be more vulnerable to economic downturns and competitive pressures.

THE GREENBRIER COMPANIES, INC.

The success of our acquisition and joint venture strategies depends upon our ability to successfully complete acquisitions, to enter into joint ventures and to integrate any businesses that we acquire into our existing business. The integration of acquired business operations could disrupt our business by causing unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business. The difficulties of integration could be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. Each of these circumstances could be more likely to occur or be more severe in consequence in the case of an acquisition or joint venture involving a business that is outside of our core areas of expertise. In addition, we could be unable to retain key employees or customers of the combined businesses. We could face integration issues included those related to operations, internal controls, information systems and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates and joint ventures. Any of these items could adversely affect our results of operations.

Our relationships with our joint venture and alliance partners could be unsuccessful, which could adversely affect our business.

We have entered into several joint venture agreements and other alliances or investments with other companies to increase our sourcing alternatives, reduce costs, to produce new railcars or components and repair and retrofit railcars. We may seek to expand our relationships or enter into new agreements with other companies. If our joint venture or alliance partners are unable to fulfill their contractual obligations or if these relationships are otherwise not successful in the future, our manufacturing and other costs could increase, we could encounter production disruptions, growth opportunities could fail to materialize, or we could be required to fund such joint venture or alliances in amounts significantly greater than initially anticipated, any of which could adversely affect our business.

If any of our joint ventures generate significant losses, including future potential intangible asset or goodwill impairment charges, it could adversely affect our results of operations or cause our investment to be impaired.

We have potential exposure to environmental liabilities, which could increase costs or have an adverse effect on results of operations.

We are subject to extensive national, state, foreign, provincial and local environmental laws and regulations concerning, among other things, air emissions, water discharge, solid waste and hazardous substances handling and disposal and employee health and safety. These laws and regulations are complex and frequently change. We could incur unexpected costs, penalties and other civil and criminal liability if we fail to comply with environmental laws or permits issued to us pursuant to those laws. We also could incur costs or liabilities related to off-site waste disposal or remediating soil or groundwater contamination at our properties, including as set forth below. In addition, future environmental laws and regulations may require significant capital expenditures or changes to our operations.

Our Portland, Oregon manufacturing facility is located adjacent to the Willamette River. We have entered into a Voluntary Cleanup Agreement with the Oregon Department of Environmental Quality (DEQ) in which we agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances into the environment.

In December 2000, the U.S. Environmental Protection Agency (EPA) classified portions of the Willamette River bed, known as the Portland Harbor, including the portion fronting our manufacturing facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). We, along with more than 140 other parties, have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised us that we may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. Ten private and public entities, including us (the Lower Willamette Group or LWG), signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional

THE GREENBRIER COMPANIES, INC.

entities have not signed such consent, but are nevertheless contributing money to the effort. The EPA-mandated RI/FS was produced by the LWG and has cost over $110 million during a 17-year period. We bore a percentage of the total costs incurred by the LWG in connection with the investigation. We cannot provide assurance that some or all of any such outlay will be recoverable from other responsible parties.

Eighty-three parties, including the State of Oregon and the federal government, have entered into a non-judicial mediation process to try to allocate costs associated with the Portland Harbor Site. Approximately 110 additional parties have signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc. et al, U.S. District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case was stayed by the court, pending the EPA’s Record of Decision, which was issued by the EPA on January 6, 2017. The continuing status of the stay has not yet been determined by the court.

On January 6, 2017, the EPA issued its Record of Decision (ROD) for the Portland Harbor Site. The EPA’s ROD selects a remedy that the EPA estimates will take 13 years of active remediation, followed by 30 years of monitoring, with an estimated undiscounted cost of $1.7 billion. The EPA expects its cost estimates to be within a range of -30% to +50%. However, the EPA has acknowledged that more data needs to be collected before a remedy can be designed and that costs may change significantly based upon that additional data. The EPA’s ROD identifies 13 Sediment Decision Units. One of the units, RM9W, includes the nearshore area of the river sediments offshore of our Portland, Oregon manufacturing facility as well as upstream and downstream of the facility. The ROD does not break down total remediation costs by unit.

The ROD does not assign responsibility for the costs of clean-up, allocate such costs among the potentially responsible parties, nor define precise boundaries for the cleanup. Responsibility for funding and implementing the EPA’s selected cleanup option will be determined at a later date.

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

We have also signed an Order on Consent with the DEQ to finalize the investigation of potential onsite sources of contamination that may have a release pathway to the Willamette River. Interim precautionary measures are also required in the order and we are currently discussing with the DEQ potential remedial actions which may be required. We could incur significant expenses for remediation and we cannot provide assurance that some or all of any such outlay will be recoverable from other responsible parties.

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

Our success depends in part on our ability to attract, retain and motivate senior management and other key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, competitors’ hiring practices, cost reduction activities, and the effectiveness of our compensation programs. Competition for qualified personnel can be very intense. We must continue to recruit, retain and motivate senior management and other key employees sufficient to maintain our current business and support our future projects and growth objectives. We are vulnerable to attrition among our current senior management team and other key employees. A loss of any such personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

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

The rail freight industry could become oversupplied due to overbuilding which could have a significant impact on the demand for new railcars. In addition, if railcar transportation becomes more efficient from an increase in velocity or a decrease in idle times, especially if coupled with lower freight volumes, some of which may be permanent due to a reduction in coal volumes, this could significantly reduce the demand for our products and could adversely affect our results of operations. As the freight transportation markets we serve continue to evolve and become more efficient, the use of railcars may decline in favor of other more economic modes of transportation. Features and functionality specific to certain railcar types could result in those railcars becoming obsolete as customer requirements for freight delivery change. Our operations may be adversely impacted by changes in the preferred method used by customers to ship their products or changes in demand for particular products. The industries in which our customers operate are driven by dynamic market forces and trends, which are in turn influenced by economic and political factors. Demand for our railcars may be significantly affected by changes in the markets in which our customers operate. A significant reduction in customer demand for transportation or manufacture of a particular product or change in the preferred method of transportation used by customers to ship their products could result in reduced demand for railcars and the economic obsolescence of our railcars, including those leased by our customers.

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

THE GREENBRIER COMPANIES, INC.

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

THE GREENBRIER COMPANIES, INC.

Our actual results may differ significantly from our announced strategic initiatives.

From time to time, we have released, and may continue to release information in our quarterly earnings releases, quarterly earnings conference calls, or otherwise, regarding our anticipated future performance and goals. Our actual results may differ significantly and we may not be successful in achieving the objectives outlined in our announced strategic initiatives. Failure to meet these goals could have a material adverse effect on the trading price or trading volume of our stock.

We rely on limited suppliers for certain components and services needed in our production. If we are not able to procure specialty components or services on commercially reasonable terms or on a timely basis, our business, financial condition and results of operations would be adversely affected.

Our manufacturing operations depend in part on our ability to obtain timely deliveries of materials, components and services in acceptable quantities and quality from our suppliers. In 2016, the top ten suppliers for all inventory purchases accounted for approximately 46% of total purchases. Amsted Rail Company, Inc. accounted for 21% of total inventory purchases in 2016. No other suppliers accounted for more than 10% of total inventory purchases. Certain components of our products, particularly specialized components like castings, bolsters, trucks, wheels and axels, and certain services, such as lining capabilities, are currently only available from a limited number of suppliers. Increases in the number of railcars manufactured could increase the demand for such components and services and strong demand may cause industry-wide shortages if suppliers are in the process of ramping up production or reach capacity production. Our dependence on a limited number of suppliers involves risks, including limited control over pricing, availability and delivery schedules. If any one or more of our suppliers cease to provide us with sufficient quantities of our components or services in a timely manner or on terms acceptable to us, or cease to provide services or manufacture components of acceptable quality, we could incur disruptions or be limited in our production of our products and we could have to seek alternative sources for these components or services. We could also incur delays while we attempt to locate and engage alternative qualified suppliers and we might be unable to engage acceptable alternative suppliers on favorable terms, if at all. In addition, we are increasing the number of components and services we manufacture or provide ourselves, directly or through joint ventures. If we are not successful at manufacturing such components or providing such services or have production problems after transitioning to self-produced supplies, we may not be able to replace such components or services from third party suppliers in a timely manner. Any such disruption in our supply of specialized components and services or increased costs of those components or services could harm our business and adversely affect our results of operations.

U.S. and Canadian railroad industry regulatory authorities released new regulations related to tank railcar manufacturing and retrofitting standards on May 1, 2015. These regulatory changes could materially affect the tank railcar manufacturing and retrofitting process industry-wide, which could negatively affect the potential availability of certain critical components and raw materials. If we are unable to source critical components and raw materials in a timely manner and at reasonable cost, we may be unable to manufacture or retrofit railcars that comply with the new regulations or take advantage of any increase in demand for our products and services as a result of any such new regulations, and our business, financial condition and results of operations could be materially adversely affected.

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

THE GREENBRIER COMPANIES, INC.

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

While certain of these legal and regulatory changes could result in increased levels of repair or refurbishment work for GBW and/or new tank car manufacturing activity, if we are unable to manage to adapt our business successfully to changing regulations, our business and results of operations could be adversely affected. We have made investments in GBW and our new railcar facilities in anticipation of increased demand for retrofits and new tank cars as a result of new regulations. If this demand does not begin to materialize, we may not realize the revenue we anticipated, or if the demand does materialize, we may not be able to adapt to meet this demand.

We have 312 DOT 111 tank railcars in our lease fleet with a net book value of approximately $18.4 million as of February 28, 2017. As a result of the final rule adopted by Pipeline and Hazardous Materials Safety Administration (PHMSA) in May 2015, certain of our tank cars could be deemed unfit for further commercial use or require retrofits or modifications, and the costs associated with any required retrofits or modifications could be substantial.

We cannot provide assurance that costs incurred to comply with any new standards and regulations, including those finalized by PHMSA in May 2015, will not be material to our business, financial condition or results of operations.

In addition, the speed restrictions imposed by the new regulations on trains transporting certain types of potentially hazardous cargo may have an adverse impact on demand for tank cars, or potentially other types of freight cars. While rail velocity is affected by many factors, including general economic conditions, and has increased since the adoption of the regulations, in some circumstances the specific velocity restrictions imposed by the regulations may significantly reduce overall velocity on congested rail networks. This in turn could lead to an increase in the cost of rail freight transportation and impact availability, making rail less competitive compared to alternative modes of freight transportation. It could also lead to reduced demand for our products as railroads limit additional equipment on their lines.

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

In March 2010, Congress passed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively, the Acts). Among other things, the Acts contain provisions that affect employer-sponsored health care plans, impose excise taxes on certain plans, and reduce the tax benefits available to employers that receive the Medicare Part D subsidy. Nationally, the cost of providing health care plans to a company’s employees has increased at annual rates in excess of inflation. Continued significant annual increases in the cost of providing employee health coverage may adversely affect our business and results of

THE GREENBRIER COMPANIES, INC.

operations. It remains unclear whether changes will be made to the Acts, or whether they will be repealed or materially modified and we cannot predict how future federal or state legislative or administrative changes relating to the Acts or how healthcare reform will affect our business and results of operations.

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

We are a party to collective bargaining agreements with various labor unions at some of our operations. Disputes with regard to the terms and conditions of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot be assured that our relations with our workforce will remain positive. Union organizers are actively working to organize employees at some of our other facilities. If our workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, or if union representation is implemented at such sites and we are unable to agree with the union on reasonable employment terms, including wages, benefits, and work rules, we could experience a significant disruption of our operations and incur higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with lay-offs, shutdowns or reductions in the size and scope of our operations or due to the difficulties of restarting our operations that have been temporarily suspended.

Our stock price has been volatile and may continue to experience large fluctuations.

Historically, the price of our common stock has experienced rapid and severe price fluctuations. Our stock price ranged from a low of $19.89 per share to a high of $42.04 per share for the year ended August 31, 2016 and from a low of $28.95 per share to a high of $49.50 per share for the six months ended February 28, 2017. The price for our common stock is likely to continue to be volatile and subject to price and volume fluctuations in response to market and other factors, including the factors discussed elsewhere in these risk factors and the following:

•	quarter-to-quarter variations in our operating results;

THE GREENBRIER COMPANIES, INC.

•	the depth and liquidity of the market for our common stock;
•	shortfalls in revenue or earnings from levels expected by securities analysts and investors; including the level of our backlog and number of orders received during the period;
•	changes in securities analysts’ estimates of our future performance;
•	any developments that materially impact investors’ or customers’ perceptions of our business prospects;
•	dilution resulting from our sale of additional shares of common stock or from the conversion of convertible notes;
•	changes in governmental regulation;
•	significant railcar industry announcements or developments;
•	the introduction of new products or technologies by us or our competitors;
•	actual or anticipated variations in our or our competitors’ quarterly or annual financial results;
•	the general health and outlook of our industry
•	general financial and other market conditions; and
•	domestic and international economic conditions.

In addition, public stock markets have experienced, and may in the future experience, extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to, or that disproportionately impact, the operating performance of these companies and may adversely affect the price of our common stock. These broad market fluctuations may adversely affect the market price of our common stock in the future.

A material decline in the price of our common stock may result in the assertion of certain claims against us, and/or the commencement of inquiries and/or investigations against us. A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock, a reduction in our ability to raise capital, and the inability of investors to obtain a favorable selling price for their shares. Any reduction in our ability to raise equity capital in the future may force us to reallocate funds from other planned uses and could have a significant negative effect on our business plans and operations.

Following periods of volatility in the market price of their stock, historically many companies have been the subject of securities class action litigation. If we became involved in securities class action litigation in the future, it could result in substantial costs and diversion of our management’s attention and our resources and could harm our stock price, business, prospects, financial condition and results of operations.

A failure to design or manufacture products or technologies or to achieve timely certification or market acceptance of new products or technologies could have an adverse effect on our profitability.

We continue to introduce new railcar product innovations and technologies, and we periodically accept orders prior to receipt of railcar certification or proof of ability to manufacture a quality product that meets customer standards. We could be unable to successfully design or manufacture these new railcar product innovations or technologies. Our inability to develop and manufacture such new product innovations or technologies in a timely fashion and profitable manner, obtain timely certification, or achieve market acceptance, or the existence of quality problems in our new products, could have a material adverse effect on our revenue and results of operations and subject us to penalties, cancellation of orders and/or other damages.

THE GREENBRIER COMPANIES, INC.

Our product and service warranties could expose us to potentially significant claims.

We offer our customers limited warranties for many of our products and services. Accordingly, we may be subject to significant warranty claims in the future, such as multiple claims based on one defect repeated throughout our production or servicing processes or claims for which the cost of repairing the defective part is highly disproportionate to the original cost of the part. These types of warranty claims could result in costly product recalls, customers seeking monetary damages, significant repair costs and damage to our reputation.

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

The products we manufacture are designed to work optimally when properly operated, installed, repaired, maintained and used to transport the intended cargo. When this does not occur, we may be subjected to claims or litigation associated with product damage, injuries or property damage that could increase our costs and weaken our financial condition.

Our financial performance and market value could cause future write-downs of goodwill or intangibles in future periods.

We are required to perform an annual impairment review of goodwill and indefinite lived assets which could result in an impairment charge if it is determined that the carrying value of the asset is in excess of the fair value. We perform a goodwill impairment test annually during our third quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists.

When changes in circumstances, such as a decline in the market price of our common stock, changes in demand or in the numerous variables associated with the judgments, assumptions and estimates made in assessing the appropriate valuation of goodwill indicate the carrying amount of certain indefinite lived assets may not be recoverable, the assets are evaluated for impairment. Among other things, our assumptions used in the valuation of goodwill include growth of revenue and margins and increased cash flows over time. If actual operating results were to differ from these assumptions, it may result in an impairment of goodwill. As of February 28, 2017, we had $43.3 million of goodwill in our Wheels & Parts segment and GBW had $52.7 million of goodwill. Impairment charges to our or GBW’s goodwill or our indefinite lived assets would impact our results of operations. Future write-downs of goodwill and intangibles could affect certain of the financial covenants under debt instruments and could restrict our financial flexibility. In the event of goodwill impairment, we may have to test other intangible assets for impairment.

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

THE GREENBRIER COMPANIES, INC.

Our indebtedness could adversely affect our financial health and make it more difficult for us to service our debt or obtain additional financing, if necessary.

As of February 28, 2017 we had approximately $575.3 million of consolidated indebtedness (excluding $32.8 million of debt discount and $9.9 million of debt issuance costs). As of February 28, 2017, approximately $180.8 million (excluding $1.0 million of debt issuance costs) of our consolidated indebtedness was secured. Our level of indebtedness could have a material adverse effect on our business and make it more difficult for us to satisfy our obligations under our outstanding indebtedness and the notes. As a result of our debt and debt service obligations, we face increased risks regarding, among other things, the following:

•	our ability to borrow additional amounts or refinance existing indebtedness in the future for working capital, capital expenditures, acquisitions, debt service requirements, investments, stock repurchases, execution of our growth strategy, or other purposes may be limited or such financing may be more costly;
•	our availability of cash flow to fund working capital requirements, capital expenditures, investments, acquisitions or other strategic initiatives and other general corporate purposes because a portion of our cash flow is needed to pay principal and interest on our debt;
•	our vulnerability to competitive pressures and to general adverse economic or industry conditions, including fluctuations in market interest rates or a downturn in our business;
•	our being at a competitive disadvantage relative to our competitors that have greater financial resources than us or more flexible capital structures than us;
•	our ability to satisfy our financial obligations related to our consolidated indebtedness; and
•	the possibility we may suffer a material adverse effect on our business and financial condition if we are unable to service our debt or obtain additional financing, as needed.

Despite our current indebtedness levels and the restrictive covenants set forth in the agreements governing our indebtedness, we and our subsidiaries may be able to incur substantially more indebtedness. This could increase the risks associated with our indebtedness.

We, our subsidiaries and our joint ventures may be able to incur substantial additional indebtedness, including secured indebtedness, and other obligations and liabilities that do not constitute indebtedness if we, our subsidiaries and our joint ventures are in compliance with the covenants (including financial covenants) of our indebtedness. As of February 28, 2017, after giving effect to issued but undrawn letters of credit, we had approximately $306.8 million of availability under our North American senior secured credit facility (based on our borrowing base as of such date) and approximately $65.0 million of availability under our European and Mexican joint venture senior secured credit facilities.

We expect that we will need replacement financing for all or a portion of our indebtedness and we may not be able to generate a sufficient amount of cash flow to meet our debt obligations or to refinance our indebtedness.

Our ability to make scheduled payments or to refinance our obligations with respect to our indebtedness will depend on our ability to generate cash from our future financial and operating performance, which, in turn, will in part be subject to prevailing economic conditions and certain financial, business, competitive and other factors beyond our control. Currently, our North American senior secured credit facility matures in October 2020 and our convertible senior notes due 2018 (2018 Convertible Notes) mature in April 2018 (unless sooner if converted into shares of our common stock or repurchased by us). In addition, our European credit facilities generally have maturities of less than six months. Our Mexican railcar manufacturing joint venture has two lines of credit and will be able to draw against the first line of credit through January 2019 and against the second line of credit through August 2017.

Consequently, in order to satisfy our debt obligations that will become due, we expect, based on our anticipated operating cash flow, that we will need to replace, renew or refinance all or a portion of our indebtedness on or before any applicable maturity date. While we intend to seek to replace, refinance, or otherwise extend the maturity dates of our debt obligations before they mature, there can be no assurance that we will be able to do so or that

THE GREENBRIER COMPANIES, INC.

replacement financing will be available to us on commercially reasonable terms or at all. In addition to replacement financing for our indebtedness, we may also require additional financing to fund our operations. Changes in the credit markets could adversely affect the terms upon which we are able to replace, renew or refinance our debt and obtain other indebtedness. Increases in our short-term or long-term borrowing costs could adversely affect our profitability and cash flows and our ability to finance our operations and meet our short-term and long-term obligations. We cannot guarantee that our business will generate cash flow from operations in an amount sufficient to satisfy any such obligations or to fund other liquidity needs. In addition, if changing market conditions adversely impact our operating results, our ability to obtain replacement financing would also be adversely affected.

If we cannot generate sufficient cash flow from operations or replace, renew or refinance our debt or otherwise make payments on our indebtedness when due, we will be in default under any such instrument, which could result in a cross-default under a substantial amount of our other debt instruments, and as a result, holders of such debt could declare all outstanding principal and interest on such debt to be due and payable and we could be forced into bankruptcy or liquidation. Moreover, utilizing our cash flow and capital resources to fund our debt obligations could lead to substantial liquidity problems and we may be forced to reduce or delay scheduled expansions and capital expenditures, sell material assets or operations, obtain additional capital, restructure our debt or revise or delay our strategic plans. We cannot assure you that we would be able to take any of the actions described above on terms acceptable to us, or at all, or that these actions would be permitted under the terms of our various debt instruments. Any of such actions may not enable us to pay the principal of the notes or other indebtedness as it becomes due. If we are required to take any such actions, it would have a material adverse effect on our business, financial condition and results of operations.

We may need to raise additional capital to operate our business and achieve our business objectives, which could result in dilution to investors.

We require substantial working capital to fund our business. If additional funds are raised through the issuance of equity securities, the percentage ownership held by our stockholders will be reduced and these equity securities may have rights, preferences or privileges senior to those of our common stock. We evaluate opportunities to access the capital markets taking into account our financial condition and other relevant considerations. Additional financing may not be available when needed, on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our business, take advantage of future opportunities or respond to competitive pressures, which would harm our business, financial condition and results of operations.

The restrictive covenants in our North American senior secured credit facility, our secured term loan, our other credit agreements, and any of the agreements governing our future indebtedness could adversely restrict our financial and operating flexibility and subject us to other risks.

Our North American senior secured credit facility, our secured term loan, our other credit agreements, and the indentures governing our 2024 Convertible Notes and 2018 Convertible Notes contain affirmative and negative covenants that limit our and our subsidiaries’ ability to take certain actions. Our North American senior secured credit facility and our secured term loan require us to maintain specified financial ratios and satisfy other financial conditions. Our North American senior secured credit facility, secured term loan and our other credit agreements also restrict, among other things, our and our subsidiaries’ ability to:

•	incur additional debt;
•	pay dividends and make certain other payments;
•	make certain investments, loans and advances;
•	create or permit certain liens;
•	dispose of assets;
•	change the nature of our business;
•	make capital expenditures;

THE GREENBRIER COMPANIES, INC.

•	create or permit restrictions on our ability, and the ability of our subsidiaries, to pledge assets to secure our senior secured credit facilities or to guaranty our obligations under the senior secured credit facilities;
•	issue or sell capital stock of subsidiaries;
•	use the proceeds from sales of assets and subsidiary stock;
•	enter into certain types of transactions with affiliates;
•	create or permit restrictions on the ability of our subsidiaries to pay dividends or make other distributions to us;
•	enter into capital leases;
•	sell all or substantially all of our assets or consolidate or merge with or into other companies; and
•	engage in transactions with affiliates, joint ventures or foreign subsidiaries.

These restrictions may limit our ability to operate our business and may prohibit or limit our ability to execute our business strategy, compete, enhance our operations, take advantage of potential business opportunities as they arise or meet our capital needs or engage in other activities that may be in our long-term interest. Furthermore, future debt instruments or other contracts could contain financial or other covenants more restrictive than those applicable to our North American senior secured credit facility, our other credit agreements and secured term loan and the indentures for our notes.

The breach of any of these covenants by us or the failure by us to meet any of these conditions or requirements could result in a default under any or all of such indebtedness. Our ability to continue to comply with these covenants and requirements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. An event of default under our debt agreements could trigger events of default under our other debt agreements and the holders of the defaulted debt could declare all of the amounts outstanding thereunder, together with accrued interest, to become immediately due and payable. If such acceleration occurs, we would not be able to repay our debt and we may not be able to borrow sufficient funds to refinance our debt. Even if new financing is made available to us, it may not be on terms acceptable to us.

Some of our debt is based on variable rates of interest, which could result in higher interest expense in the event of an increase in interest rates.

As of February 28, 2017, $90.8 million of the $532.6 million indebtedness (including $32.8 million of debt discount and $9.9 million of debt issuance costs) reflected on our consolidated balance sheet would have been subject to variable interest rates.

We manage a portion of our variable rate debt with interest rate swap agreements, effectively converting $90.4 million of variable rate debt to fixed rate debt as of February 28, 2017. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of our term debt, which are at variable rates. As of February 28, 2017, approximately 83% of our outstanding indebtedness had fixed rates and 17% had variable rates. As of February 28, 2017, a uniform 10% increase in interest rates would result in approximately $0.2 million of additional annual interest expense. If there is a rise in interest rates, our debt service obligation on our variable rate indebtedness would increase even though the amount borrowed remained the same, which could negatively affect our cash flows and results of operations. If we borrow additional amounts under our North American senior secured credit facility, our market rate risk may increase.

THE GREENBRIER COMPANIES, INC.

We are a holding company with no independent operations. Our ability to meet our obligations depends upon the performance of our subsidiaries and our joint ventures and their ability to make distributions to us.

As a holding company, we are dependent on the earnings and cash flows of, and dividends, distributions, loans or advances from, our subsidiaries and joint ventures to generate the funds necessary to meet certain of our obligations including the payment of principal of, premium, if any, and interest on debt obligations. Any payment of dividends, distributions, loans or advances to us by our subsidiaries could be subject to statutory restrictions on dividends or repatriation of earnings under applicable local law and monetary transfer restrictions in the jurisdictions in which our subsidiaries operate. In addition, many of our subsidiaries and our joint ventures are parties to credit facilities that contain restrictions on the timing and amount of any payment of dividends, distributions, loans or advances that our subsidiaries may make to us. Under certain circumstances, some or all of our subsidiaries may be prohibited from making any such payments.

The conversion of our outstanding convertible notes would result in substantial dilution to our current stockholders.

The conversion of some or all of our convertible notes may dilute the ownership interests of existing stockholders, including holders who have previously converted their notes. Any sales in the public market of the common stock issuable upon the conversion of the notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants, because the conversion of the notes could depress the price of our common stock.

Our governing documents and Oregon law contain certain provisions that could prevent or make more difficult an attempt to acquire us.

Our Articles of Incorporation and Bylaws, as currently in effect, contain certain provisions that may have anti-takeover effects, including:

•	a classified board of directors, with each class containing as nearly as possible one-third of the total number of members of the board of directors and the members of each class serving for staggered three-year terms;
•	a vote of at least 55% of our voting securities to amend, repeal or adopt an inconsistent provision of certain provisions of our Articles of Incorporation;
•	no less than 120 days’ advance notice with respect to nominations of directors or other matters to be voted on by stockholders other than by or at the direction of the board of directors;
•	removal of directors only for cause;
•	the calling of special meetings of stockholders only by the president, a majority of the board of directors or the holders of not less than 25% of all votes entitled to be cast on the matters to be considered at such meeting;
•	the issuance of preferred stock by our board without further action by the shareholders; and
•	the availability under the Articles of Series A participating preferred stock that may be issuable.

The provisions discussed above could have anti-takeover effects because they may delay, defer or prevent an unsolicited acquisition proposal that some, or a majority, of our stockholders might believe to be in their best interests or in which stockholders might receive a premium for their common stock over the then- prevailing market price.

The Oregon Control Share Act and business combination law could limit parties who acquire a significant amount of voting shares from exercising control over us for specific periods of time. These acts could lengthen the period for a proxy contest or for a stockholder to vote their shares to elect the majority of our Board and change management.

THE GREENBRIER COMPANIES, INC.

These restrictions and provisions could have the effect of dissuading other stockholders or third parties from contesting director elections or attempting certain transactions with us, including, without limitation, acquisitions, which could cause investors to view our securities as less attractive investments and reduce the market price of our common stock and the notes.

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

Outside of the U.S., we currently conduct business in Mexico, Poland, other European countries, Brazil and Saudi Arabia, and our non-U.S. businesses conduct their operations in local currencies and other regional currencies. We also source materials worldwide. Fluctuations in exchange rates may affect demand for our products in foreign markets or our cost competitiveness and may adversely affect our profitability. Although we attempt to mitigate a portion of our exposure to changes in currency rates through currency rate hedge contracts and other activities, these efforts cannot fully eliminate the risks associated with the foreign currencies. In addition, some of our borrowings are in foreign currency, giving rise to risk from fluctuations in exchange rates. A material or adverse change in exchange rates could result in significant deterioration of profits or in losses for us.

Fluctuations in the availability and price of energy, freight transportation, steel and other raw materials, and our fixed price contracts could have an adverse effect on our ability to manufacture and sell our products on a cost effective basis and could adversely affect our margins and revenue of our Manufacturing, Wheels & Parts and GBW Joint Venture segments.

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

Our businesses also depend upon an adequate supply of energy at competitive prices. When the price of energy increases, it adversely impacts our operating costs and could have an adverse effect upon our ability to conduct our businesses on a cost-effective basis. We cannot be assured that we will continue to have access to supplies of energy or necessary components for manufacturing railcars and marine barges. Our ability to meet demand for our products could be adversely affected by the loss of access to any of these supplies, the inability to arrange alternative access to any materials, or suppliers limiting allocation of materials to us.

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

THE GREENBRIER COMPANIES, INC.

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

The protection of our intellectual property is important to our business. We rely on a combination of trademarks, copyrights, patents and trade secrets to protect our intellectual property. However, these protections might be inadequate. Our pending or future trademark, copyright and patent applications might not be approved or, if allowed, might not be sufficiently broad. If our intellectual property rights are not adequately protected we may not be able to commercialize our technologies, products or services and our competitors could commercialize our technologies, which could result in a decrease in our sales and market share and could materially adversely affect our business, financial condition and results of operations. Conversely, third parties might assert that our products, services, or other business activities infringe their patents or other intellectual property rights. Infringement and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm our reputation. Such claims and proceedings can also distract and divert our management and key personnel from other tasks important to the success of our business. In addition, intellectual property litigation or claims could force us to cease selling or using products that incorporate the asserted intellectual property, which would adversely affect our revenues, or cause us to pay substantial damages for past use of the asserted intellectual property or to pay substantial fees to obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all. In the event of an adverse determination in an intellectual property suit or proceeding, or our failure to license essential technology or redesign our products so as not to infringe third party intellectual property rights, our sales could be harmed and our costs could increase, which could materially adversely affect our business, financial condition and results of operations.

THE GREENBRIER COMPANIES, INC.

We could be liable for physical damage, business interruption or product liability claims that exceed our insurance coverage.

The nature of our business subjects us to physical damage, business interruption and product liability claims, especially in connection with the repair and manufacture of products that carry hazardous or volatile materials. Although we maintain liability insurance coverage at commercially reasonable levels compared to similarly-sized heavy equipment manufacturers, an unusually large physical damage, business interruption or product liability claim or a series of claims based on a failure repeated throughout our production process could exceed our insurance coverage or result in damage to our reputation which could materially adversely impact our financial condition and results of operations.

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

Any serious disruption at any of our facilities due to fire, hurricane, earthquake, flood, other severe weather events or any other natural disaster, or an epidemic or other public health crisis, or a panic reaction to a perceived health risk, could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs and expenses. If there is a natural disaster or other serious disruption at any of our facilities, particularly at any of our Mexican facilities, it could impair our ability to adequately supply our customers, cause a significant disruption to our operations, cause us to incur significant costs to relocate or reestablish these functions and negatively impact our operating results. While we insure against certain business interruption risks, such insurance may not adequately compensate us for any losses incurred as a result of natural or other disasters.

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

THE GREENBRIER COMPANIES, INC.

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

We are subject to income taxes in both the United States and foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. Changes in estimates of projected future operating results, loss of deductibility of items, recapture of prior deductions (including related to interest on convertible notes), our ability to utilize tax net operating losses in the future or changes in assumptions regarding our ability to generate future taxable income could result in significant increases to our tax expense and liabilities that could adversely affect our financial condition and profitability.

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

THE GREENBRIER COMPANIES, INC.

Our share repurchase program is intended to enhance long-term shareholder value although we cannot guarantee this will occur and this program may be suspended or terminated at any time.

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

There were no shares repurchased under the share repurchase program during the three months ended February 28, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2016 – December 31, 2016	—	—	—	$87,989,491
January 1, 2017 – January 31, 2017	—	—	—	$87,989,491
February 1, 2017 – February 28, 2017	—	—	—	$87,989,491

	—		—

THE GREENBRIER COMPANIES, INC.

Item 6.	Exhibits

(a) List of Exhibits:

10.1	Amendment No. 1, dated December 5, 2016, to Termination and Future Sharing Agreement between Greenbrier Leasing Company and WLR-Greenbrier Rail Inc.

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2017 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: April 5, 2017	By:	/s/ Lorie L. Tekorius
Lorie L. Tekorius
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 5, 2017	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)