Form 10-Q
period 2017-05-31
GREENBRIER COMPANIES INC
filed 2017-06-29
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

The number of shares of the registrant’s common stock, without par value, outstanding on June 23, 2017 was 28,502,788 shares.

THE GREENBRIER COMPANIES, INC.

Forward-Looking Statements

From time to time, The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) or their representatives have made or may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

•	availability of financing sources and borrowing base for working capital, other business development activities, capital spending and leased railcars for syndication (sale of railcars with lease attached);
•	ability to renew, maintain or obtain sufficient credit facilities and financial guarantees on acceptable terms;
•	ability to utilize beneficial tax strategies;
•	ability to grow our businesses;
•	ability to obtain lease and sales contracts which provide adequate protection against attempted modifications or cancellations, changes in interest rates and increased costs of materials and components;
•	ability to obtain adequate insurance coverage at acceptable rates;
•	ability to convert backlog of railcar orders and obtain and execute lease syndication commitments;
•	ability to obtain adequate certification and licensing of products; and
•	short-term and long-term revenue and earnings effects of the above items.

The following factors, among others, could cause actual results or outcomes to differ materially from the forward-looking statements:

•	fluctuations in demand for newly manufactured railcars or marine barges and for wheels, repair services and parts;
•	delays in receipt of orders, risks that contracts may be canceled or modified during their term, not renewed, unenforceable or breached by the customer and that customers may not purchase the amount of products or services under the contracts as anticipated;
•	ability to maintain sufficient availability of credit facilities and to maintain compliance with or to obtain appropriate amendments to covenants under various credit agreements;
•	domestic and international economic conditions including such matters as embargoes, quotas, tariffs, or modifications to existing trade agreements;
•	domestic and international political and security conditions in the United States (U.S.), Europe, Latin America, the Gulf Cooperation Council (GCC) and other areas including such matters as terrorism, war, civil disruption and crime;
•	the policies and priorities of the federal government regarding international trade and infrastructure;
•	sovereign risk related to international governments that includes, but is not limited to, governments stopping payments, repudiating their contracts, nationalizing private businesses and assets or altering foreign exchange regulations;
•	growth or reduction in the surface transportation industry, or the enactment of policies favoring other types of surface transportation over rail transportation;
•	ability to maintain good relationships with our labor force, third party labor providers and collective bargaining units representing our direct and indirect labor force;
•	ability to maintain good relationships with our customers and suppliers;
•	ability to renew or replace expiring customer contracts on satisfactory terms;
•	ability to obtain and execute suitable lease contracts for leased railcars for syndication;

THE GREENBRIER COMPANIES, INC.

•	steel and specialty component price fluctuations and availability, scrap surcharges, steel scrap prices and other commodity price fluctuations and availability and their impact on product demand and margin;
•	delay or failure of acquired businesses or joint ventures, assets, start-up operations, or new products or services to compete successfully;
•	changes in product mix and the mix of revenue levels among reporting segments;
•	labor disputes, energy shortages or operating difficulties that might disrupt operations or the flow of cargo;
•	production difficulties and product delivery delays as a result of, among other matters, costs or inefficiencies associated with expansion, start-up, or changing of production lines or changes in production rates, equipment failures, changing technologies, transfer of production between facilities or non-performance of alliance partners, subcontractors or suppliers;
•	lower than anticipated lease renewal rates, earnings on utilization-based leases or residual values for leased equipment;
•	discovery of defects in railcars or services resulting in increased warranty costs or litigation;
•	physical damage, business interruption or product or service liability claims that exceed our insurance coverage;
•	commencement of and ultimate resolution or outcome of pending or future litigation and investigations;
•	natural disasters or severe or unusual weather patterns that may affect either us, our suppliers or our customers;
•	loss of business from, or a decline in the financial condition of, any of the principal customers that represent a significant portion of our total revenues;
•	competitive factors, including introduction of competitive products, new entrants into certain of our markets, price pressures, limited customer base, and competitiveness of our manufacturing facilities and products;
•	industry overcapacity and our manufacturing capacity utilization;
•	decreases or write-downs in carrying value of inventory, goodwill, intangibles or other assets due to impairment;
•	severance or other costs or charges associated with layoffs, shutdowns, or reducing the size and scope of operations;
•	changes in future maintenance or warranty requirements;
•	ability to adjust to the cyclical nature of the industries in which we operate;
•	changes in interest rates and financial impacts from interest rates;
•	ability and cost to maintain and renew operating permits;
•	actions or failures to act by various regulatory agencies including changing tank car or other rail car regulations;
•	potential environmental remediation obligations;
•	changes in commodity prices, including oil and gas;
•	risks associated with our intellectual property rights or those of third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;
•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;
•	availability of a trained work force at a reasonable cost and with reasonable terms of employment;
•	availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;
•	failure to successfully integrate joint ventures or acquired businesses or complete previously announced transactions;
•	discovery of previously unknown liabilities associated with acquired businesses;
•	failure of or delay in implementing and using new software or other technologies;
•	the impact of cybersecurity risks and the costs of mitigating and responding to a data security breach;
•	ability to replace maturing lease and management services revenue and earnings with revenue and earnings from new commercial transactions, including new railcar leases, additions to the lease fleet and new management services contracts;
•	credit limitations upon our ability to maintain effective hedging programs;

THE GREENBRIER COMPANIES, INC.

•	financial impacts from currency fluctuations and currency hedging activities in our worldwide operations;
•	increased costs or other impacts on us or our customers due to changes in legislation, taxes, regulations or accounting pronouncements;
•	changes to government policies or priorities in all areas where we do business; and
•	fraud, misconduct by employees and potential exposure to liabilities under the Foreign Corrupt Practices Act and other anti-corruption laws and regulations.

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

All references to years refer to the fiscal years ended August 31st unless otherwise noted.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Consolidated Balance Sheets

(In thousands, unaudited)

	May 31, 2017	August 31, 2016
Assets
Cash and cash equivalents	$465,413	$222,679
Restricted cash	8,753	24,279
Accounts receivable, net	267,830	232,517
Inventories	414,012	365,805
Leased railcars for syndication	149,119	144,932
Equipment on operating leases, net	315,976	306,266
Property, plant and equipment, net	330,471	329,990
Investment in unconsolidated affiliates	110,058	98,682
Intangibles and other assets, net	68,930	67,359
Goodwill	43,265	43,265

	$2,173,827	$1,835,774

Liabilities and Equity
Accounts payable and accrued liabilities	$339,001	$369,754
Deferred income taxes	80,482	51,619
Deferred revenue	82,006	95,721
Notes payable, net	532,638	301,853

Commitments and contingencies (Note 13)

Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 28,503 and 28,205 shares outstanding at May 31, 2017 and August 31, 2016	—	—
Additional paid-in capital	310,074	282,886
Retained earnings	691,808	618,178
Accumulated other comprehensive loss	(15,661)	(26,753)

Total equity – Greenbrier	986,221	874,311
Noncontrolling interest	153,479	142,516

Total equity	1,139,700	1,016,827

	$2,173,827	$1,835,774

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Income

(In thousands, except per share amounts, unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Revenue
Manufacturing	$317,104	$458,494	$1,216,641	$1,611,686
Wheels & Parts	85,231	78,417	237,580	247,604
Leasing & Services	36,826	75,955	103,536	225,044

	439,161	612,866	1,557,757	2,084,334
Cost of revenue
Manufacturing	245,228	352,775	948,436	1,247,635
Wheels & Parts	77,985	69,818	218,460	224,208
Leasing & Services	26,247	63,175	69,484	180,737

	349,460	485,768	1,236,380	1,652,580
Margin	89,701	127,098	321,377	431,754
Selling and administrative expense	42,810	43,280	123,518	118,073
Net gain on disposition of equipment	(1,581)	(311)	(4,793)	(11,326)

Earnings from operations	48,472	84,129	202,652	325,007
Other costs
Interest and foreign exchange	7,894	3,712	15,291	10,565

Earnings before income taxes and earnings (loss) from unconsolidated affiliates	40,578	80,417	187,361	314,442
Income tax expense	(8,656)	(22,449)	(53,900)	(92,902)

Earnings before earnings (loss) from unconsolidated affiliates	31,922	57,968	133,461	221,540
Earnings (loss) from unconsolidated affiliates	(681)	1,564	(5,253)	2,921

Net earnings	31,241	59,532	128,208	224,461
Net (earnings) loss attributable to noncontrolling interest	1,582	(24,180)	(35,887)	(74,808)

Net earnings attributable to Greenbrier	$32,823	$35,352	$92,321	$149,653

Basic earnings per common share	$1.12	$1.22	$3.16	$5.13
Diluted earnings per common share	$1.03	$1.12	$2.91	$4.67
Weighted average common shares:
Basic	29,348	29,059	29,192	29,182
Diluted	32,690	32,342	32,515	32,475
Dividends declared per common share	$0.22	$0.20	$0.64	$0.60

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Net earnings	$31,241	$59,532	$128,208	$224,461
Other comprehensive income
Translation adjustment	8,334	1,477	5,624	(3,655)
Reclassification of derivative financial instruments recognized in net earnings [1]	871	659	4,022	1,710
Unrealized gain (loss) on derivative financial instruments [2]	4,420	1,113	2,232	(6,417)
Other (net of tax effect)	64	7	(786)	1

	13,689	3,256	11,092	(8,361)

Comprehensive income	44,930	62,788	139,300	216,100
Comprehensive income attributable to noncontrolling interest	1,582	(24,195)	(35,887)	(74,761)

Comprehensive income attributable to Greenbrier	$46,512	$38,593	$103,413	$141,339

[1]	Net of tax effect of $0.2 million and $0.3 million for the three months ended May 31, 2017 and 2016 and $1.2 million and $0.7 million for the nine months ended May 31, 2017 and 2016.
[2]	Net of tax effect of $1.1 million and $0.3 million for the three months ended May 31, 2017 and 2016 and $0.9 million and $2.2 million for the nine months ended May 31, 2017 and 2016.

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Equity

(In thousands, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2016	28,205	$282,886	$618,178	$(26,753)	$874,311	$142,516	$1,016,827
Net earnings	—	—	92,321	—	92,321	35,887	128,208
Other comprehensive income, net	—	—	—	11,092	11,092	—	11,092
Noncontrolling interest adjustments	—	—	—	—	—	1,203	1,203
Joint venture partner distribution declared	—	—	—	—	—	(26,127)	(26,127)
Restricted stock awards (net of cancellations)	298	5,567	—	—	5,567	—	5,567
Unamortized restricted stock	—	(10,775)	—	—	(10,775)	—	(10,775)
Restricted stock amortization	—	14,645	—	—	14,645	—	14,645
Tax deficiency from restricted stock awards	—	(2,396)	—	—	(2,396)	—	(2,396)
Cash dividends	—	—	(18,691)	—	(18,691)	—	(18,691)
2024 Convertible Senior Notes – equity component, net of tax	—	20,818	—	—	20,818	—	20,818
2024 Convertible Senior Notes issuance costs – equity component, net of tax	—	(671)	—	—	(671)	—	(671)

Balance May 31, 2017	28,503	$310,074	$691,808	$(15,661)	$986,221	$153,479	$1,139,700

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2015	28,907	$295,444	$458,599	$(21,205)	$732,838	$130,651	$863,489
Net earnings	—	—	149,653	—	149,653	74,808	224,461
Other comprehensive loss, net	—	—	—	(8,314)	(8,314)	(47)	(8,361)
Noncontrolling interest adjustments	—	—	—	—	—	837	837
Purchase of noncontrolling interest	—	—	—	—	—	(4)	(4)
Joint venture partner distribution declared	—	—	—	—	—	(61,855)	(61,855)
Investment by joint venture partner	—	—	—	—	—	5,400	5,400
Restricted stock awards (net of cancellations)	350	6,186	—	—	6,186	—	6,186
Unamortized restricted stock	—	(11,646)	—	—	(11,646)	—	(11,646)
Restricted stock amortization	—	18,483	—	—	18,483	—	18,483
Excess tax benefit from restricted stock awards	—	2,786	—	—	2,786	—	2,786
Cash dividends	—	—	(17,527)	—	(17,527)	—	(17,527)
Repurchase of stock	(1,055)	(32,373)	—	—	(32,373)	—	(32,373)

Balance May 31, 2016	28,202	$278,880	$590,725	$(29,519)	$840,086	$149,790	$989,876

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended May 31,
	2017	2016
Cash flows from operating activities
Net earnings	$128,208	$224,461
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income taxes	16,815	(10,143)
Depreciation and amortization	46,616	41,681
Net gain on disposition of equipment	(4,793)	(11,326)
Accretion of debt discount	1,329	—
Stock based compensation expense	19,007	19,055
Noncontrolling interest adjustments	1,203	837
Other	1,017	564
(Increase) decrease in assets:
Accounts receivable, net	(27,109)	(14,333)
Inventories	(47,209)	(15,346)
Leased railcars for syndication	(16,122)	28,823
Other	8,419	(5,191)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(41,008)	(88,707)
Deferred revenue	(13,650)	24,303

Net cash provided by operating activities	72,723	194,678

Cash flows from investing activities
Proceeds from sales of assets	20,344	88,707
Capital expenditures	(53,848)	(51,707)
Decrease in restricted cash	15,526	200
Investment in and advances to unconsolidated affiliates	(34,068)	(9,088)
Cash distribution from unconsolidated affiliates	550	5,338

Net cash provided by (used in) investing activities	(51,496)	33,450

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	—	(49,000)
Proceeds from revolving notes with maturities longer than 90 days	—	—
Repayments of revolving notes with maturities longer than 90 days	—	(1,888)
Proceeds from issuance of notes payable	275,000	—
Repayments of notes payable	(5,469)	(19,461)
Debt issuance costs	(9,082)	(4,160)
Repurchase of stock	—	(33,498)
Dividends	(18,619)	(17,362)
Cash distribution to joint venture partner	(27,267)	(62,710)
Investment by joint venture partner	—	5,400
Excess tax benefit (deficiency) from restricted stock awards	(2,396)	2,786
Other	—	(7)

Net cash provided by (used in) financing activities	212,167	(179,900)

Effect of exchange rate changes	9,340	(6,718)
Increase in cash and cash equivalents	242,734	41,510
Cash and cash equivalents
Beginning of period	222,679	172,930

End of period	$465,413	$214,440

Cash paid during the period for
Interest	$8,500	$10,852
Income taxes, net	$40,587	$77,867
Non-cash activity
Transfer from Leased railcars for syndication to Equipment on operating leases, net	$8,597	$45,535
Capital expenditures accrued in Accounts payable and accrued liabilities	$4,301	$3,529
Change in Accounts payable and accrued liabilities associated with cash distributions to joint venture partner	$1,140	$855
Change in Accounts payable and accrued liabilities associated with dividends declared	$(72)	$(165)
Change in Accounts payable and accrued liabilities associated with repurchase of stock	$—	$1,125

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) as of May 31, 2017 and for the three and nine months ended May 31, 2017 and 2016 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. The results of operations for the three and nine months ended May 31, 2017 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2017.

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

Initial Adoption of Accounting Policies – In the first quarter of 2017, the Company adopted Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). The FASB issued this update to simplify the presentation of debt issuance costs related to a recognized debt liability to present the debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as an asset. As the adoption of this new guidance only amended presentation and disclosure requirements and did not impact its recognition and measurement, the adoption did not materially affect the Company’s financial position, results of operations or cash flows. As ASU 2015-03 requires retrospective application, the Company reclassified $2.1 million of debt issuance costs included in Intangibles and other assets, net to Notes payable, net at August 31, 2016.

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

Share Repurchase Program – The Board of Directors has authorized the Company to repurchase in aggregate up to $225 million of the Company’s common stock. The program may be modified, suspended or discontinued at any time without prior notice. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period.

The Company did not repurchase any shares during the nine months ended May 31, 2017. As of May 31, 2017, the Company had cumulatively repurchased 3,206,226 shares for approximately $137.0 million since October 2013 and had $88.0 million available under the share repurchase program with an expiration date of January 1, 2018.

THE GREENBRIER COMPANIES, INC.

Note 2 – Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead. The following table summarizes the Company’s inventory balance:

(In thousands)	May 31, 2017	August 31, 2016
Manufacturing supplies and raw materials	$241,753	$240,865
Work-in-process	89,091	68,727
Finished goods	86,987	59,470
Excess and obsolete adjustment	(3,819)	(3,257)

	$414,012	$365,805

Note 3 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	May 31, 2017	August 31, 2016
Intangible assets subject to amortization:
Customer relationships	$64,521	$65,023
Accumulated amortization	(39,306)	(37,251)
Other intangibles	5,105	6,298
Accumulated amortization	(4,253)	(5,967)

	26,067	28,103
Intangible assets not subject to amortization	912	912
Prepaid and other assets	14,091	14,891
Nonqualified savings plan investments	20,985	15,864
Revolving notes issuance costs, net	2,830	3,481
Assets held for sale	4,045	4,108

Total Intangible and other assets, net	$68,930	$67,359

Amortization expense for the three and nine months ended May 31, 2017 was $0.9 million and $3.5 million and for the three and nine months ended May 31, 2016 was $1.5 million and $5.3 million. Amortization expense for the years ending August 31, 2017, 2018, 2019, 2020 and 2021 is expected to be $4.4 million, $3.8 million, $3.4 million, $3.7 million and $3.4 million.

THE GREENBRIER COMPANIES, INC.

Note 4 – Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $616.3 million as of May 31, 2017.

As of May 31, 2017, a $550.0 million revolving line of credit, maturing October 2020, secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.75% or Prime plus 0.75% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of May 31, 2017, lines of credit totaling $16.3 million secured by certain of the Company’s European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.3%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from February 2018 through June 2019.

As of May 31, 2017, the Company’s Mexican railcar manufacturing joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $30.0 million and is fully guaranteed by the Company and its joint venture partner. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw against this facility through January 2019. The second line of credit provides up to $20.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through August 2017.

As of May 31, 2017, the Company had no borrowings outstanding under our senior secured credit facilities and outstanding commitments consisted of $79.2 million in letters of credit under the North American credit facility.

As of August 31, 2016, the Company had no borrowings outstanding under our senior secured credit facilities and outstanding commitments consisted of $81.3 million in letters of credit under the North American credit facility.

THE GREENBRIER COMPANIES, INC.

Note 5 – Accounts Payable and Accrued Liabilities

(In thousands)	May 31, 2017	August 31, 2016
Trade payables	$172,324	$182,334
Accrued payroll and related liabilities	69,403	76,058
Other accrued liabilities	58,682	71,260
Accrued maintenance	17,780	18,646
Accrued warranty	16,222	12,159
Income taxes payable	—	3,991
Other	4,590	5,306

	$339,001	$369,754

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

Warranty accrual activity:

(In thousands)	Three Months Ended		Nine Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Balance at beginning of period	$14,582	$12,147	$12,159	$11,512
Charged to cost of revenue, net	1,574	1,202	5,219	4,086
Payments	(377)	(1,205)	(1,509)	(3,386)
Currency translation effect	443	(12)	353	(80)

Balance at end of period	$16,222	$12,132	$16,222	$12,132

THE GREENBRIER COMPANIES, INC.

Note 7 – Notes Payable, Net

(In thousands)	May 31, 2017	August 31, 2016
Convertible senior notes, due 2018, net	$118,577	$118,140
Convertible senior notes, due 2024, net	235,557	—
Term loans, net	178,504	183,713

	$532,638	$301,853

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

2024 Convertible Notes:

(In thousands)	May 31, 2017
Debt principal	$275,000
Debt discount, net	(31,775)
Debt issuance costs, net	(7,668)

$235,557

As of May 31, 2017, the 2024 Convertible Notes had a balance of $235.6 million, reflecting the $275 million debt principal net of $31.8 million of net debt discount and $7.7 million of net debt issuance costs, which was included in Notes payable, net on the Company’s Consolidated Balance Sheet. The debt discount represents the difference between the debt principal and the fair value of a similar debt instrument that does not have a conversion feature at issuance. The debt discount is being amortized using the effective interest rate method through February 2024 and the amortization expense is included in Interest and foreign exchange on the Company’s Consolidated Statement of Income.

In accordance with ASC 470-20, the Company separately accounts for the liability component (debt principal net of debt discount) and equity component. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. To determine the fair value of the liability component, the Company assumed an interest rate of approximately 5% which resulted in a fair value of $241.9 million. The equity component, which is the conversion feature at issuance, is recognized as the difference between the proceeds from the issuance of the notes ($275 million) and the fair value of the liability component ($241.9 million). As of May 31, 2017, the equity component was $33.1 million which was recorded on the Company’s Consolidated Balance Sheet in Additional paid-in capital, net of tax of $12.3 million.

THE GREENBRIER COMPANIES, INC.

Note 8 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Loss on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2016	$(5,492)	$(20,832)	$(429)	$(26,753)
Other comprehensive loss before reclassifications	2,232	5,624	(786)	7,070
Amounts reclassified from Accumulated other comprehensive loss	4,022	—	—	4,022

Balance, May 31, 2017	$762	$(15,208)	$(1,215)	$(15,661)

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Income, with presentation location, were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,		Financial Statement Location
(In thousands)	2017	2016	2017	2016
Loss on derivative financial instruments:
Foreign exchange contracts	$862	$561	$4,304	$1,203	Revenue
Interest rate swap contracts	245	370	871	1,247	Interest and foreign exchange

	1,107	931	5,175	2,450	Total before tax
	(236)	(272)	(1,153)	(740)	Tax expense

	$871	$659	$4,022	$1,710	Net of tax

THE GREENBRIER COMPANIES, INC.

Note 9 – Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

(In thousands)	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Weighted average basic common shares outstanding (1)	29,348	29,059	29,192	29,182
Dilutive effect of 2018 Convertible notes (2)	3,305	3,224	3,286	3,202
Dilutive effect of 2024 Convertible notes (3)	—	n/a	—	n/a
Dilutive effect of 2026 Convertible notes (4)	n/a	—	n/a	—
Dilutive effect of performance based restricted stock units (5)	37	59	37	91

Weighted average diluted common shares outstanding	32,690	32,342	32,515	32,475

(1)	Restricted stock grants and restricted stock units, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position.
(2)	The dilutive effect of the 2018 Convertible notes was included as they were considered dilutive under the “if converted” method as further discussed below.
(3)	The 2024 Convertible notes were issued in February 2017. The dilutive effect of the 2024 Convertible notes was excluded for the three and nine months ended May 31, 2017 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive.
(4)	The 2026 Convertible notes were retired in August 2016. The dilutive effect of the 2026 Convertible notes was excluded for the three and nine months ended May 31, 2016 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive.
(5)	Restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved, are included in weighted average diluted common shares outstanding when the Company is in a net earnings position.

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Net earnings attributable to Greenbrier	$32,823	$35,352	$92,321	$149,653
Add back:
Interest and debt issuance costs on the 2018 Convertible notes, net of tax	733	733	2,199	1,962

Earnings before interest and debt issuance costs on convertible notes	$33,556	$36,085	$94,520	$151,615

Weighted average diluted common shares outstanding	32,690	32,342	32,515	32,475
Diluted earnings per share (1)	$1.03	$1.12	$2.91	$4.67

(1)	Diluted earnings per share was calculated as follows:

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

Stock based compensation expense was $8.2 million and $19.0 million for the three and nine months ended May 31, 2017, respectively and $8.3 million and $19.1 million for the three and nine months ended May 31, 2016, respectively. Compensation expense is recorded in Selling and administrative expense and Cost of revenue on the Consolidated Statements of Income.

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

At May 31, 2017 exchange rates, forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros and U.S. Dollars; the purchase of Mexican Pesos and the sale of U.S. Dollars; and for the purchase of U.S. Dollars and the sale of Saudi Riyals aggregated to $321.8 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when there is a loss, or as Accounts receivable, net when there is a gain. As the contracts mature at various dates through July 2019, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At May 31, 2017 exchange rates, approximately $1.5 million would be reclassified to revenue or cost of revenue in the next 12 months.

At May 31, 2017, an interest rate swap agreement maturing in March 2020 had a notional amount of $89.5 million. The fair value of the contract is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At May 31, 2017 interest rates, approximately $0.9 million would be reclassified to interest expense in the next 12 months.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		May 31, 2017	August 31, 2016		May 31, 2017	August 31, 2016
(In thousands)	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$2,810	$1,570	Accounts payable and accrued liabilities	$1,704	$4,287
Interest rate swap contracts	Intangibles and other assets, net	—	—	Accounts payable and accrued liabilities	1,104	3,157

		$2,810	$1,570		$2,808	$7,444

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$233	$25	Accounts payable and accrued liabilities	$331	$22

THE GREENBRIER COMPANIES, INC.

The Effect of Derivative Instruments on the Statements of Income

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives nine months ended May 31,
		2017	2016
Foreign forward exchange contract	Interest and foreign exchange	$2,494	$(245)
Interest rate swap contracts	Interest and foreign exchange	24	88

		$2,518	$(157)

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) nine months ended May 31,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income (effective portion) nine months ended May 31,		Location of gain (loss) on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (ineffective portion and amount excluded from effectiveness testing) nine months ended May 31,
	2017	2016		2017	2016		2017	2016
Foreign forward exchange contracts	$1,888	$(5,430)	Revenue	$(4,130)	$(835)	Revenue	$(3,216)	$2,572
Foreign forward exchange contracts	166	(919)	Cost of revenue	(174)	(412)	Cost of revenue	205	88
Interest rate swap contracts	1,248	(2,274)	Interest and foreign exchange	(871)	(1,203)	Interest and foreign exchange	—	—

	$3,302	$(8,623)		$(5,175)	$(2,450)		$(3,011)	$2,660

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

THE GREENBRIER COMPANIES, INC.

For the three months ended May 31, 2017:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$317,104	$19,291	$336,395	$57,901	$1,022	$58,923
Wheels & Parts	85,231	8,959	94,190	4,239	839	5,078
Leasing & Services	36,826	595	37,421	7,084	427	7,511
Eliminations	—	(28,845)	(28,845)	—	(2,288)	(2,288)
Corporate	—	—	—	(20,752)	—	(20,752)

	$439,161	$—	$439,161	$48,472	$—	$48,472

For the nine months ended May 31, 2017:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,216,641	$19,291	$1,235,932	$226,611	$1,022	$227,633
Wheels & Parts	237,580	23,393	260,973	12,702	1,962	14,664
Leasing & Services	103,536	8,040	111,576	24,363	7,602	31,965
Eliminations	—	(50,724)	(50,724)	—	(10,586)	(10,586)
Corporate	—	—	—	(61,024)	—	(61,024)

	$1,557,757	$—	$1,557,757	$202,652	$—	$202,652

For the three months ended May 31, 2016:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$458,494	$5,595	$464,089	$92,713	$923	$93,636
Wheels & Parts	78,417	10,058	88,475	5,811	711	6,522
Leasing & Services	75,955	601	76,556	8,298	601	8,899
Eliminations	—	(16,254)	(16,254)	—	(2,235)	(2,235)
Corporate	—	—	—	(22,693)	—	(22,693)

	$612,866	$—	$612,866	$84,129	$—	$84,129

For the nine months ended May 31, 2016:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,611,686	$5,595	$1,617,281	$325,215	$941	$326,156
Wheels & Parts	247,604	24,074	271,678	15,720	2,155	17,875
Leasing & Services	225,044	10,444	235,488	42,668	10,444	53,112
Eliminations	—	(40,113)	(40,113)	—	(13,540)	(13,540)
Corporate	—	—	—	(58,596)	—	(58,596)

	$2,084,334	$—	$2,084,334	$325,007	$—	$325,007

	Total assets
(In thousands)	May 31, 2017	August 31, 2016
Manufacturing	$705,229	$701,296
Wheels & Parts	264,308	275,599
Leasing & Services	625,569	516,147
Unallocated	578,721	342,732

	$2,173,827	$1,835,774

THE GREENBRIER COMPANIES, INC.

Reconciliation of Earnings from operations to Earnings before income tax and earnings (loss) from unconsolidated affiliates:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2017	2016	2017	2016
Earnings from operations	$48,472	$84,129	$202,652	$325,007
Interest and foreign exchange	7,894	3,712	15,291	10,565

Earnings before income tax and earnings (loss) from unconsolidated affiliates	$40,578	$80,417	$187,361	$314,442

The results of operations for the GBW Joint Venture are accounted for under the equity method of accounting. The GBW Joint Venture is the Company’s fourth reportable segment and information as of May 31, 2017 and August 31, 2016 and for the three and nine months ended May 31, 2017 and 2016 are included in the tables below.

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2017	2016	2017	2016
Revenue	$62,674	$95,699	$197,176	$289,381
Earnings (loss) from operations	$(5,525)	$3,030	$(16,988)	$9,065

	Total Assets
	May 31, 2017	August 31, 2016
GBW (1)	$218,789	$247,610

(1)	Includes goodwill and intangible assets of $90.8 million and $93.4 million as of May 31, 2017 and August 31, 2016.

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

From time to time, Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcomes of which cannot be predicted with certainty. In the quarter ended November 30, 2016, the Company received an adverse judgment of approximately $15 million on one matter related to commercial litigation in a foreign jurisdiction. The judgment was reversed on appeal and the case was remanded to the trial court. In June 2017 the court issued a new judgment against the Company of approximately $10 million. The Company is in the process of appealing the judgment. While the ultimate outcome of such legal proceedings cannot be determined at this time, the Company believes that the resolution of pending litigation will not have a material adverse effect on the Company’s Consolidated Financial Statements.

In accordance with customary business practices in Europe, the Company has $1.2 million in third party performance and warranty guarantee facilities. To date no amounts have been drawn under these guarantee facilities.

As of May 31, 2017, the Mexican railcar manufacturing joint venture had $0.4 million of third party debt outstanding, for which the Company and its joint venture partner had each guaranteed approximately $0.2 million.

As of May 31, 2017, the Company had outstanding letters of credit aggregating $79.2 million associated with performance guarantees and workers compensation insurance.

THE GREENBRIER COMPANIES, INC.

The Company made $0.6 million in cash contributions to GBW, an unconsolidated 50/50 joint venture, for the nine months ended May 31, 2017 which represented a reinvestment of a distribution received from GBW during the year. The Company is likely to make additional capital contributions or loans to GBW in the future. As of May 31, 2017, the Company had a $36.5 million note receivable balance from GBW which is included on the Consolidated Balance Sheet in Accounts receivable, net.

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

Level 1 -	observable inputs such as unadjusted quoted prices in active markets for identical instruments;

Level 2 -	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and

Level 3 -	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of May 31, 2017 were:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$3,043	$—	$3,043	$—
Nonqualified savings plan investments	20,985	20,985	—	—
Cash equivalents	95,154	95,154	—	—

	$119,182	$116,139	$3,043	$—

Liabilities:
Derivative financial instruments	$3,139	$—	$3,139	$—

(1)	Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 11 Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2016 were:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$1,595	$—	$1,595	$—
Nonqualified savings plan investments	15,864	15,864	—	—
Cash equivalents	5,077	5,077	—	—

	$22,536	$20,941	$1,595	$—

Liabilities:
Derivative financial instruments	$7,466	$—	$7,466	$—

THE GREENBRIER COMPANIES, INC.

Note 15 – Related Party Transactions

In April 2010, WLR–Greenbrier Rail Inc. (WLR-GBX) was formed and acquired a lease fleet of nearly 4,000 railcars valued at approximately $256.0 million. WLR-GBX was wholly owned by affiliates of WL Ross & Co, LLC (WL Ross) and Wendy Teramoto, who was then a member of the Company’s board of directors was also an affiliate of WL Ross. On March 14, 2017, Ms. Teramoto resigned from her position as a member of the Company’s board of directors effective March 31, 2017. In September 2015, the Company purchased the entire remaining WLR-GBX lease fleet of 3,885 railcars for approximately $148.0 million plus a $1.0 million fee. The transaction was approved by the Company’s disinterested, independent directors. The Company acquired the railcars with the intent to sell them with the underlying leases attached to third parties in the short-term. As of May 31, 2017 all 3,885 railcars have been either sold to third parties, scrapped or transferred to equipment on operating leases.

During the first quarter of 2017, the Company paid profit sharing of $4.5 million to WL Ross and during the second quarter of 2017, the Company paid $3.6 million to WL Ross to complete this agreement.

Note 16 – Acquisitions

In May 2017, the Company completed its previously announced additional investment in Amsted-Maxion Equipamentos E Serviços Ferroviários S.A. (Greenbrier-Maxion), a railcar manufacturer in Brazil, which resulted in an increase in the Company’s ownership from 19.5% to 60% for $20 million, which was used to retire third-party debt at Greenbrier-Maxion. Simultaneously with the closing of its investment into Greenbrier-Maxion, the Company increased its ownership from 19.5% to 24.5% for $3.25 million in Amsted-Maxion Fundição E Equipamentos Ferroviários S.A. (Amsted-Maxion Cruzeiro), a manufacturer of castings and components for railcars and other heavy equipment. Proceeds from the Company’s increased ownership in Amsted-Maxion Cruzeiro, along with loans from each of the partners, were used to retire third-party debt at Amsted-Maxion Cruzeiro. The Company retains an option to increase its ownership in Amsted-Maxion Cruzeiro to 29.5% subject to certain conditions. The Company will continue to account for these investments under the equity method of accounting.

Note 17 – Subsequent Events

In June 2017, the Company completed its previously announced plans to create Greenbrier-Astra Rail. The combined enterprise was formed between the Company’s European operations headquartered in Swidnica, Poland and Astra Rail, based in Germany and Arad, Romania. Greenbrier-Astra Rail is controlled by the Company with an approximate 75% interest and the Company will consolidate Greenbrier-Astra Rail for financial reporting purposes. Greenbrier paid €30 million in June 2017 and will pay an additional €30 million in June 2018 as consideration for this transaction.

In June 2017, the Company completed agreements with Mitsubishi UFJ Lease & Finance (MUL) to expand their existing commercial relationship in North America consistent with the previously announced Memorandum of Understanding. MUL intends to grow its portfolio from 5,000 railcars to a total of 25,000 railcars over the next four years. As part of these growth plans, MUL has entered a multi-year purchase commitment for 6,000 newly-manufactured railcars from Greenbrier, with deliveries commencing during the fourth calendar quarter of 2017 and continuing through calendar 2020. Further, MUL will obtain all its newly-manufactured railcars exclusively from Greenbrier through calendar 2023. In addition to the new equipment ordered, over the next several years, MUL will supplement its portfolio growth through a combination of lease syndications and used equipment originated and owned by Greenbrier. The parties have also formed MUL Greenbrier Management Services, LLC, a new railcar management services entity owned 50% by each company that will solely manage all railcars in the MUL fleet. Greenbrier will receive continuing fee income related to the ongoing railcar asset management services provided for the MUL fleet.

THE GREENBRIER COMPANIES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in four reportable segments: Manufacturing; Wheels & Parts; Leasing & Services; and GBW Joint Venture. Our segments are operationally integrated. The Manufacturing segment, which currently operates from facilities in the U.S., Mexico, Poland and Romania, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Wheels & Parts segment performs wheel and axle servicing, as well as production of a variety of parts for the railroad industry in North America. The Leasing & Services segment owns approximately 9,100 railcars (6,900 railcars held as equipment on operating leases, 1,900 held as leased railcars for syndication and 300 held as finished goods inventory) and provides management services for approximately 267,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. The GBW Joint Venture segment provides repair services across North America, including facilities certified by the Association of American Railroads. The results of these operations were included as part of Earnings (loss) from unconsolidated affiliates as we account for our interest in GBW under the equity method of accounting. Through unconsolidated joint ventures we also produce rail castings, tank heads and other components and have an ownership stake in a railcar manufacturer in Brazil.

Our total manufacturing backlog of railcar units as of May 31, 2017 (which includes the backlog of Astra Rail and a multi-year order from MUL) was approximately 31,000 units with an estimated value of $3.10 billion, of which 26,200 units are for direct sales and 4,800 units are for lease to third parties. Backlog units for lease may be syndicated to third parties or held in our own fleet depending on a variety of factors. Backlog as of May 31, 2016 was approximately 31,200 units with an estimated value of $3.62 billion. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix and pricing will be determined in the future, which may impact the dollar amount of backlog. Marine backlog as of May 31, 2017 was $63 million compared to $51 million as of May 31, 2016.

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

In May 2017, we completed our previously announced additional investment in Greenbrier-Maxion, a railcar manufacturer in Brazil, which resulted in an increase in our ownership from 19.5% to 60% for $20 million, which was used to retire third-party debt at Greenbrier-Maxion. Simultaneously with the closing of our investment into Greenbrier-Maxion, we increased our ownership from 19.5% to 24.5% for $3.25 million in Amsted-Maxion Cruzeiro, a manufacturer of castings and components for railcars and other heavy equipment. Proceeds from our increased ownership in Amsted-Maxion Cruzeiro, along with loans from each of the partners, were used to retire third-party debt at Amsted-Maxion Cruzeiro. We retain an option to increase our ownership in Amsted-Maxion Cruzeiro to 29.5% subject to certain conditions. With an increased ownership position in both companies, we expect to benefit from the anticipated economic growth and infrastructure development in Brazil. Our investments in Greenbrier-Maxion and Amsted-Maxion Cruziero improved the capital structure of both companies, positioning each business for growth. We continue to account for these investments under the equity method of accounting.

THE GREENBRIER COMPANIES, INC.

In June 2017, we completed our previously announced plans to create Greenbrier-Astra Rail. The combined enterprise was formed between our European operations headquartered in Swidnica, Poland and Astra Rail, based in Germany and Arad, Romania. The combination creates Europe’s largest end-to-end freight railcar manufacturing, engineering and repair business. Greenbrier-Astra Rail is controlled by us with an approximate 75% interest and we will consolidate Greenbrier-Astra Rail for financial reporting purposes. We paid €30 million in June 2017 and will pay an additional €30 million in June 2018 as consideration for this transaction.

In June 2017, we completed agreements with MUL to expand our existing commercial relationship in North America consistent with the previously announced Memorandum of Understanding. MUL intends to grow its portfolio from 5,000 railcars to a total of 25,000 railcars over the next four years. As part of these growth plans, MUL has entered a multi-year purchase commitment for 6,000 newly-manufactured railcars from us, with deliveries commencing during the fourth calendar quarter of 2017 and continuing through calendar 2020. Further, MUL will obtain all its newly-manufactured railcars exclusively from us through calendar 2023. In addition to the new equipment ordered, over the next several years, MUL will supplement its portfolio growth through a combination of lease syndications and used equipment originated and owned by us. The parties have also formed MUL Greenbrier Management Services, LLC, a new railcar management services entity owned 50% by each company that will solely manage all railcars in the MUL fleet. We will receive continuing fee income related to the ongoing railcar asset management services provided for the MUL fleet. The combined value of these transactions exceeds $1 billion.

THE GREENBRIER COMPANIES, INC.

Three Months Ended May 31, 2017 Compared to Three Months Ended May 31, 2016

Overview

Revenue, cost of revenue, margin and operating profit presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three Months Ended May 31,
(In thousands)	2017	2016
Revenue:
Manufacturing	$317,104	$458,494
Wheels & Parts	85,231	78,417
Leasing & Services	36,826	75,955

	439,161	612,866
Cost of revenue:
Manufacturing	245,228	352,775
Wheels & Parts	77,985	69,818
Leasing & Services	26,247	63,175

	349,460	485,768
Margin:
Manufacturing	71,876	105,719
Wheels & Parts	7,246	8,599
Leasing & Services	10,579	12,780

	89,701	127,098
Selling and administrative	42,810	43,280
Net gain on disposition of equipment	(1,581)	(311)

Earnings from operations	48,472	84,129
Interest and foreign exchange	7,894	3,712

Earnings before income taxes and earnings (loss) from unconsolidated affiliates	40,578	80,417
Income tax expense	(8,656)	(22,449)

Earnings before earnings (loss) from unconsolidated affiliates	31,922	57,968
Earnings (loss) from unconsolidated affiliates	(681)	1,564

Net earnings	31,241	59,532
Net (earnings) loss attributable to noncontrolling interest	1,582	(24,180)

Net earnings attributable to Greenbrier	$32,823	$35,352

Diluted earnings per common share	$1.03	$1.12

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Three Months Ended May 31,
(In thousands)	2017	2016
Operating profit (loss):
Manufacturing	$57,901	$92,713
Wheels & Parts	4,239	5,811
Leasing & Services	7,084	8,298
Corporate	(20,752)	(22,693)

	$48,472	$84,129

THE GREENBRIER COMPANIES, INC.

Consolidated Results

(In thousands)	Three Months Ended May 31,		Increase (Decrease)	% Change
	2017	2016
Revenue	$439,161	$612,866	$(173,705)	(28.3%)
Cost of revenue	$349,460	$485,768	$(136,308)	(28.1%)
Margin (%)	20.4%	20.7%	(0.3%)	*
Net earnings attributable to Greenbrier	$32,823	$35,352	$(2,529)	(7.2%)

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 28.3% decrease in revenue for the three months ended May 31, 2017 as compared to the three months ended May 31, 2016 was primarily due to a 30.8% decrease in Manufacturing revenue. The decrease in Manufacturing revenue was primarily due to a 39.5% decrease in the volume of railcar deliveries which was partially offset by a higher average selling price. The decrease was also attributed to a 51.5% decrease in Leasing & Services revenue, which is the result of the decrease in the sale of railcars which we had purchased from third parties with the intent to resell them. These were partially offset by an 8.7% increase in Wheels & Parts revenue, primarily a result of a change in product mix, an increase in scrap metal pricing and volume, and an increase in parts volume.

The 28.1% decrease in cost of revenue for the three months ended May 31, 2017 as compared to the three months ended May 31, 2016 was due to a 30.5% decrease in Manufacturing cost of revenue. The decrease in Manufacturing cost of revenue was primarily due to a 39.5% decrease in the volume of railcar deliveries which was partially offset by a product mix which had a higher average labor and material content. The decrease was also attributed to a 58.5% decrease in Leasing & Services cost of revenue primarily due to a decrease in costs associated with a decline in the volume of railcars sold that we purchased from third parties. These were partially offset by an 11.7% increase in Wheels & Parts cost of revenue, primarily due to a change in product mix with a higher average cost and an increase in parts volume.

Margin as a percentage of revenue was 20.4% and 20.7% for the three months ended May 31, 2017 and 2016, respectively. The overall margin as a percentage of revenue was negatively impacted by a decrease in Manufacturing margin to 22.7% from 23.1% primarily due to a change in product mix and a reduction in the volume of railcar deliveries. In addition, the overall margin as a percentage of revenue was negatively impacted by a decrease in Wheels & Parts margin to 8.5% from 11.0%, primarily due to a change in wheel product mix. The margin decrease in Manufacturing and Wheels & Parts was partially offset by an increase in Leasing & Services margin to 28.7% from 16.8% which was primarily a result of a decrease in the sale of railcars that we purchased from third parties which have lower margin percentages.

Net earnings attributable to Greenbrier is impacted by our operating activities and noncontrolling interest due to a 50/50 joint venture at one of our Mexican railcar manufacturing facilities that we consolidate for financial reporting purposes. The $2.5 million decrease in net earnings for the three months ended May 31, 2017 as compared to the three months ended May 31, 2016 was primarily attributable to a decrease in margin, net of tax, due to lower railcar deliveries. The margin decrease was partially offset by our Mexican railcar manufacturing 50/50 joint venture operating at lower volumes and margins in 2017 which resulted in a decrease in attributable to noncontrolling interest in the current year.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

(In thousands)	Three Months Ended May 31,		Increase (Decrease)	% Change
	2017	2016
Revenue	$317,104	$458,494	$(141,390)	(30.8%)
Cost of revenue	$245,228	$352,775	$(107,547)	(30.5%)
Margin (%)	22.7%	23.1%	(0.4%)	*
Operating profit ($)	$57,901	$92,713	$(34,812)	(37.5%)
Operating profit (%)	18.3%	20.2%	(1.9%)	*
Deliveries	2,600	4,300	(1,700)	(39.5%)

*	Not meaningful

Manufacturing revenue was $317.1 million and $458.5 million for the three months ended May 31, 2017 and 2016, respectively. Manufacturing revenue decreased $141.4 million or 30.8% in 2017 primarily due to a 39.5% decrease in the volume of railcar deliveries which was partially offset by a higher average selling price due to a change in product mix.

Manufacturing cost of revenue was $245.2 million and $352.8 million for the three months ended May 31, 2017 and 2016, respectively. Cost of revenue decreased $107.5 million or 30.5% primarily due to a 39.5% decrease in the volume of railcar deliveries which was partially offset by a product mix that had a higher average labor and material content.

Manufacturing margin as a percentage of revenue for the three months ended May 31, 2017 was 22.7% compared to 23.1% for the three months ended May 31, 2016. The 0.4% decrease in margin was primarily due to a change in product mix and a reduction in the volume of railcar deliveries. These were partially offset by a customer order renegotiation fee received during the three months ended May 31, 2017.

Manufacturing operating profit was $57.9 million or 18.3% of revenue for the three months ended May 31, 2017 and $92.7 million or 20.2% of revenue for the three months ended May 31, 2016. The $34.8 million or 37.5% decrease in operating profit was primarily attributed to a decrease in margin due to lower railcar deliveries.

THE GREENBRIER COMPANIES, INC.

Wheels & Parts Segment

(In thousands)	Three Months Ended May 31,		Increase (Decrease)	% Change
	2017	2016
Revenue	$85,231	$78,417	$6,814	8.7%
Cost of revenue	$77,985	$69,818	$8,167	11.7%
Margin (%)	8.5%	11.0%	(2.5%)	*
Operating profit ($)	$4,239	$5,811	$(1,572)	(27.1%)
Operating profit (%)	5.0%	7.4%	(2.4%)	*

*	Not meaningful

Wheels & Parts revenue was $85.2 million and $78.4 million for the three months ended May 31, 2017 and 2016, respectively. The $6.8 million or 8.7% increase in revenue was primarily a result of a change in product mix, an increase in scrap metal pricing and volume, and an increase in parts volume.

Wheels & Parts cost of revenue was $78.0 million and $69.8 million for the three months ended May 31, 2017 and 2016, respectively. Cost of revenue increased $8.2 million or 11.7% primarily due to a change in product mix with a higher average cost and an increase in parts volume.

Wheels & Parts margin as a percentage of revenue for the three months ended May 31, 2017 was 8.5% compared to 11.0% for the three months ended May 31, 2016. The 2.5% decrease in margin was primarily due to a change in wheel product mix. This was partially offset by an increase in scrap metal pricing and a more favorable parts product mix.

Wheels & Parts operating profit was $4.2 million or 5.0% of revenue for the three months ended May 31, 2017 and $5.8 million or 7.4% of revenue for the three months ended May 31, 2016. The $1.6 million or 27.1% decrease in operating profit was primarily attributed to a decrease in margin due to a change in wheel product mix.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

(In thousands)	Three Months Ended May 31,		Increase (Decrease)	% Change
	2017	2016
Revenue	$36,826	$75,955	$(39,129)	(51.5%)
Cost of revenue	$26,247	$63,175	$(36,928)	(58.5%)
Margin (%)	28.7%	16.8%	11.9%	*
Operating profit ($)	$7,084	$8,298	$(1,214)	(14.6%)
Operating profit (%)	19.2%	10.9%	8.3%	*

*	Not meaningful

The Leasing & Services segment primarily generates revenue from leasing railcars from our lease fleet and providing various management services. From time to time, railcars are purchased from third parties with the intent to resell them. The gross proceeds from the sale of these railcars with leases attached are recorded in revenue and the cost of purchasing these railcars are recorded in cost of revenue.

Leasing & Services revenue was $36.8 million and $76.0 million for the three months ended May 31, 2017 and 2016, respectively. The $39.1 million or 51.5% decrease in revenue was primarily the result of a $38.8 million decrease in the sale of railcars which we had purchased from third parties with the intent to resell them. The decrease in revenue was also due to lower average volume of rent-producing leased railcars for syndication, which are held short term and classified as Leased railcars for syndication on our Consolidated Balance Sheet.

Leasing & Services cost of revenue was $26.2 million and $63.2 million for the three months ended May 31, 2017 and 2016, respectively. Cost of revenue decreased $36.9 million or 58.5% primarily due to a decrease in costs associated with a decline in the volume of railcars sold that we purchased from third parties. This was partially offset by higher transportation and storage costs.

Leasing & Services margin as a percentage of revenue for the three months ended May 31, 2017 was 28.7% compared to 16.8% for the three months ended May 31, 2016. The 11.9% increase was primarily as a result of a decrease in railcars sold that we purchased from third parties which have lower margin percentages. This was partially offset by higher transportation and storage costs.

Leasing & Services operating profit was $7.1 million or 19.2% of revenue for the three months ended May 31, 2017 and $8.3 million or 10.9% of revenue for the three months ended May 31, 2016. The $1.2 million or 14.6% decrease in operating profit was primarily attributed to a decrease in margin.

The percentage of owned units on lease was 93.6% at May 31, 2017 compared to 94.9% at May 31, 2016. These exclude newly manufactured railcars not yet on lease. The prior year also included a railcar portfolio acquisition that we purchased with the intent to sell.

THE GREENBRIER COMPANIES, INC.

GBW Joint Venture Segment

GBW, an unconsolidated 50/50 joint venture, generated total revenue of $62.7 million and $95.7 million for the three months ended May 31, 2017 and 2016, respectively. The decrease in revenue of $33.0 million and 34.5% was primarily due to a decrease in the volume of repair work.

GBW margin as a percentage of revenue for the three months ended May 31, 2017 was negative 1.1% compared to 9.9% for the three months ended May 31, 2016. The decrease in margin percentage was primarily due to inefficiencies of operating at lower volumes of repair work.

To reflect our 50% share of GBW’s net results, we recorded a loss of $1.6 million and earnings of $1.2 million in Earnings (loss) from unconsolidated affiliates for the three months ended May 31, 2017 and 2016, respectively.

Selling and Administrative Expense

(In thousands)	Three Months Ended May 31,		Increase (Decrease)	% Change
	2017	2016
Selling and administrative expense	$42,810	$43,280	$(470)	(1.1%)

Selling and administrative expense was $42.8 million or 9.7% of revenue for the three months ended May 31, 2017 compared to $43.3 million or 7.1% of revenue for the prior comparable period. The $0.5 million decrease was primarily attributed to a $0.6 million decrease in short term and long term incentive compensation and a $0.5 million decrease in the revenue-based fees paid to our joint venture partner in Mexico. This was partially offset by a $0.7 million net increase in legal, consulting and related costs primarily associated with litigation, strategic business development and IT initiatives.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $1.6 million for the three months ended May 31, 2017 compared to $0.3 million for the prior comparable period.

Net gain on disposition of equipment includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity and disposition of property, plant and equipment.

THE GREENBRIER COMPANIES, INC.

Other Costs

Interest and foreign exchange expense was composed of the following:

(In thousands)	Three Months Ended May 31,		Increase (Decrease)
	2017	2016
Interest and foreign exchange:
Interest and other expense	$7,030	$3,925	$3,105
Foreign exchange (gain) loss	864	(213)	1,077

	$7,894	$3,712	$4,182

The $4.2 million increase in interest and foreign exchange expense from the prior comparable period was primarily attributed to interest expense associated with our $275 million convertible senior notes due 2024 which we issued in February 2017. In addition, the increase was attributed to a $0.9 million foreign exchange loss in the current year compared to a $0.2 million foreign exchange gain in the prior comparable period. The $1.1 million change in foreign exchange (gain) loss was primarily attributed to the change in the Mexican Peso relative to the U.S. Dollar.

Income Tax

The tax rate for the three months ended May 31, 2017 was 21.3%, compared to 27.9% for the three months ended May 31, 2016. The decrease in the tax rate was primarily attributable to the impact of discrete items and the year to date true-up of the estimated annual effective tax rate resulting in a cumulative adjustment to the tax expense during the three months ended May 31, 2017. The projected annual rate is anticipated to be approximately 29%.

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

Loss from unconsolidated affiliates was $0.7 million for the three months ended May 31, 2017 compared to earnings from unconsolidated affiliates of $1.6 million for the three months ended May 31, 2016. The $2.3 million decrease in Earnings (loss) from unconsolidated affiliates was primarily attributed to a loss from GBW due to lower repair volumes.

Noncontrolling Interest

Net loss attributable to noncontrolling interest was $1.6 million for the three months ended May 31, 2017 compared to net earnings attributable to noncontrolling interest of $24.2 million in the prior comparable period. These amounts primarily represent our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The decrease of $25.8 million from the prior year is primarily a result of a decrease in the volume of railcar deliveries.

THE GREENBRIER COMPANIES, INC.

Nine Months Ended May 31, 2017 Compared to Nine Months Ended May 31, 2016

Overview

Revenue, cost of revenue, margin and operating profit presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

(In thousands)	Nine Months Ended May 31,
	2017	2016
Revenue:
Manufacturing	$1,216,641	$1,611,686
Wheels & Parts	237,580	247,604
Leasing & Services	103,536	225,044

	1,557,757	2,084,334
Cost of revenue:
Manufacturing	948,436	1,247,635
Wheels & Parts	218,460	224,208
Leasing & Services	69,484	180,737

	1,236,380	1,652,580
Margin:
Manufacturing	268,205	364,051
Wheels & Parts	19,120	23,396
Leasing & Services	34,052	44,307

	321,377	431,754
Selling and administrative	123,518	118,073
Net gain on disposition of equipment	(4,793)	(11,326)

Earnings from operations	202,652	325,007
Interest and foreign exchange	15,291	10,565

Earnings before income taxes and earnings (loss) from unconsolidated affiliates	187,361	314,442
Income tax expense	(53,900)	(92,902)

Earnings before earnings (loss) from unconsolidated affiliates	133,461	221,540
Earnings (loss) from unconsolidated affiliates	(5,253)	2,921

Net earnings	128,208	224,461
Net earnings attributable to noncontrolling interest	(35,887)	(74,808)

Net earnings attributable to Greenbrier	$92,321	$149,653

Diluted earnings per common share	$2.91	$4.67

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

(In thousands)	Nine Months Ended May 31,
	2017	2016
Operating profit (loss):
Manufacturing	$226,611	$325,215
Wheels & Parts	12,702	15,720
Leasing & Services	24,363	42,668
Corporate	(61,024)	(58,596)

	$202,652	$325,007

THE GREENBRIER COMPANIES, INC.

Consolidated Results

(In thousands)	Nine Months Ended May 31,		Increase (Decrease)	% Change
	2017	2016
Revenue	$1,557,757	$2,084,334	$(526,577)	(25.3%)
Cost of revenue	$1,236,380	$1,652,580	$(416,200)	(25.2%)
Margin (%)	20.6%	20.7%	(0.1%)	*
Net earnings attributable to Greenbrier	$92,321	$149,653	$(57,332)	(38.3%)

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 25.3% decrease in revenue for the nine months ended May 31, 2017 as compared to the nine months ended May 31, 2016 was primarily due to a 24.5% decrease in Manufacturing revenue. The decrease in Manufacturing revenue was primarily due to a 33.1% decrease in the volume of railcar deliveries which was partially offset by a higher average selling price. The decrease was also due to a 54.0% decrease in Leasing & Services revenue, primarily the result of the decrease in the sale of railcars which we had purchased from third parties with the intent to resell them. The decrease was also due to a 4.0% decrease in Wheels & Parts revenue, primarily a result of lower wheel set and component volumes due to a decrease in demand.

The 25.2% decrease in cost of revenue for the nine months ended May 31, 2017 as compared to the nine months ended May 31, 2016 was due to a 24.0% decrease in Manufacturing cost of revenue. The decrease in Manufacturing cost of revenue was primarily due to a 33.1% decrease in the volume of railcar deliveries which was partially offset by a product mix which had a higher average labor and material content. The decrease was also due to a 61.6% decrease in Leasing & Services cost of revenue primarily due to a decrease in costs associated with a decline in the volume of railcars sold that we purchased from third parties. The decrease was also attributed to a 2.6% decrease in Wheels & Parts cost of revenue, primarily due to lower wheel set and component costs associated with decreased volumes.

Margin as a percentage of revenue was 20.6% and 20.7% for the nine months ended May 31, 2017 and 2016, respectively. The overall margin as a percentage of revenue was negatively impacted by a decrease in Manufacturing margin to 22.0% from 22.6% primarily due to a change in product mix and a reduction in the volume of railcar deliveries. In addition, the overall margin as a percentage of revenue was negatively impacted by a decrease in Wheels & Parts margin to 8.0% from 9.4%, primarily due to lower wheel set and component volumes. The overall margin as a percentage of revenue was positively impacted by an increase in Leasing & Services margin to 32.9% from 19.7% which was primarily a result of a decrease in the sale of railcars that we purchased from third parties which have lower margin percentages.

Net earnings attributable to Greenbrier is impacted by our operating activities and noncontrolling interest due to a 50/50 joint venture at one of our Mexican railcar manufacturing facilities that we consolidate for financial reporting purposes. The $57.3 million decrease in net earnings for the nine months ended May 31, 2017 as compared to the nine months ended May 31, 2016 was primarily attributable to a decrease in margin, net of tax, due to lower railcar deliveries. This was partially offset by our Mexican railcar manufacturing 50/50 joint venture operating at lower volumes and margins in 2017 which resulted in lower Net earnings attributable to noncontrolling interest in the current year.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

(In thousands)	Nine Months Ended May 31,		Increase (Decrease)	% Change
	2017	2016
Revenue	$1,216,641	$1,611,686	$(395,045)	(24.5%)
Cost of revenue	$948,436	$1,247,635	$(299,199)	(24.0%)
Margin (%)	22.0%	22.6%	(0.6%)	*
Operating profit ($)	$226,611	$325,215	$(98,604)	(30.3%)
Operating profit (%)	18.6%	20.2%	(1.6%)	*
Deliveries	10,500	15,700	(5,200)	(33.1%)

*	Not meaningful

Manufacturing revenue was $1.2 billion and $1.6 billion for the nine months ended May 31, 2017 and 2016, respectively. Manufacturing revenue decreased $395.0 million or 24.5% in 2017 primarily due to a 33.1% decrease in the volume of railcar deliveries which was partially offset by a higher average selling price due to a change in product mix.

Manufacturing cost of revenue was $0.9 billion and $1.2 billion for the nine months ended May 31, 2017 and 2016, respectively. Cost of revenue decreased $299.2 million or 24.0% primarily due to a 33.1% decrease in the volume of railcar deliveries which was partially offset by a product mix that had a higher average labor and material content.

Manufacturing margin as a percentage of revenue for the nine months ended May 31, 2017 was 22.0% compared to 22.6% for the nine months ended May 31, 2016. The 0.6% decrease in margin was primarily due to a change in product mix and a reduction in the volume of railcar deliveries. These were partially offset by customer order renegotiation fees received during the nine months ended May 31, 2017.

Manufacturing operating profit was $226.6 million or 18.6% of revenue for the nine months ended May 31, 2017 and $325.2 million or 20.2% of revenue for the nine months ended May 31, 2016. The $98.6 million or 30.3% decrease in operating profit was primarily attributed to a decrease in margin due to lower railcar deliveries.

THE GREENBRIER COMPANIES, INC.

Wheels & Parts Segment

(In thousands)	Nine Months Ended May 31,		Increase (Decrease)	% Change
	2017	2016
Revenue	$237,580	$247,604	$(10,024)	(4.0%)
Cost of revenue	$218,460	$224,208	$(5,748)	(2.6%)
Margin (%)	8.0%	9.4%	(1.4%)	*
Operating profit ($)	$12,702	$15,720	$(3,018)	(19.2%)
Operating profit (%)	5.3%	6.3%	(1.0%)	*

*	Not meaningful

Wheels & Parts revenue was $237.6 million and $247.6 million for the nine months ended May 31, 2017 and 2016, respectively. The $10.0 million or 4.0% decrease in revenue was primarily a result of lower wheel set and component volumes due to a decrease in demand partially offset by an increase in parts volume.

Wheels & Parts cost of revenue was $218.5 million and $224.2 million for the nine months ended May 31, 2017 and 2016, respectively. Cost of revenue decreased $5.7 million or 2.6% primarily due to lower wheel set and component costs associated with decreased volumes.

Wheels & Parts margin as a percentage of revenue for the nine months ended May 31, 2017 was 8.0% compared to 9.4% for the nine months ended May 31, 2016. The 1.4% decrease in margin was primarily due to lower wheel set and component volumes. This was partially offset by a more favorable parts product mix and an increase in scrap metal pricing.

Wheels & Parts operating profit was $12.7 million or 5.3% of revenue for the nine months ended May 31, 2017 and $15.7 million or 6.3% of revenue for the nine months ended May 31, 2016. The $3.0 million or 19.2% decrease in operating profit was primarily attributed to a decrease in margin due to a decrease in wheel set and component volumes.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

(In thousands)	Nine Months Ended May 31,		Increase (Decrease)	% Change
	2017	2016
Revenue	$103,536	$225,044	$(121,508)	(54.0%)
Cost of revenue	$69,484	$180,737	$(111,253)	(61.6%)
Margin (%)	32.9%	19.7%	13.2%	*
Operating profit ($)	$24,363	$42,668	$(18,305)	(42.9%)
Operating profit (%)	23.5%	19.0%	4.5%	*

*	Not meaningful

The Leasing & Services segment primarily generates revenue from leasing railcars from our lease fleet and providing various management services. From time to time, railcars are purchased from third parties with the intent to resell them. The gross proceeds from the sale of these railcars with leases attached are recorded in revenue and the cost of purchasing these railcars are recorded in cost of revenue.

Leasing & Services revenue was $103.5 million and $225.0 million for the nine months ended May 31, 2017 and 2016, respectively. The $121.5 million or 54.0% decrease in revenue was primarily the result of a $115.8 million decrease in the sale of railcars which we had purchased from third parties with the intent to resell them. The decrease in revenue was also due to lower average volume of rent-producing leased railcars for syndication, which are held short term and classified as Leased railcars for syndication on our Consolidated Balance Sheet.

Leasing & Services cost of revenue was $69.5 million and $180.7 million for the nine months ended May 31, 2017 and 2016, respectively. Cost of revenue decreased $111.3 million or 61.6% primarily due to a decrease in costs associated with a decline in the volume of railcars sold that we purchased from third parties. This was partially offset by higher transportation and storage costs.

Leasing & Services margin as a percentage of revenue for the nine months ended May 31, 2017 was 32.9% compared to 19.7% for the nine months ended May 31, 2016. The 13.2% increase was primarily a result of a decrease in the sale of railcars that we purchased from third parties which have lower margin percentages. This was partially offset by higher transportation and storage costs.

Leasing & Services operating profit was $24.4 million or 23.5% of revenue for the nine months ended May 31, 2017 and $42.7 million or 19.0% of revenue for the nine months ended May 31, 2016. The $18.3 million or 42.9% decrease in operating profit was primarily attributed to a decrease in margin and a decrease in net gain on disposition of equipment.

THE GREENBRIER COMPANIES, INC.

GBW Joint Venture Segment

GBW, an unconsolidated 50/50 joint venture, generated total revenue of $197.2 million and $289.4 million for the nine months ended May 31, 2017 and 2016, respectively. The decrease in revenue of $92.2 million and 31.9% was primarily due to a decrease in the volume of repair work.

GBW margin as a percentage of revenue for the nine months ended May 31, 2017 was negative 1.9% compared to 9.8% for the nine months ended May 31, 2016. The decrease in margin percentage was primarily due to inefficiencies of operating at lower volumes of repair work.

To reflect our 50% share of GBW’s net results, we recorded a loss of $5.0 million and earnings of $3.3 million in Earnings (loss) from unconsolidated affiliates for the nine months ended May 31, 2017 and 2016, respectively.

Selling and Administrative Expense

(In thousands)	Nine Months Ended May 31,		Increase (Decrease)	% Change
	2017	2016
Selling and administrative expense	$123,518	$118,073	$5,445	4.6%

Selling and administrative expense was $123.5 million or 7.9% of revenue for the nine months ended May 31, 2017 compared to $118.1 million or 5.7% of revenue for the prior comparable period. The $5.4 million increase was primarily attributed to a $9.0 million increase in legal and consulting costs primarily associated with litigation, strategic business development and IT initiatives. This was partially offset by a $2.4 million decrease in short term and long term incentive compensation and a $1.4 million decrease in the revenue-based fees paid to our joint venture partner in Mexico.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $4.8 million for the nine months ended May 31, 2017 compared to $11.3 million for the prior comparable period.

Net gain on disposition of equipment includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity and disposition of property, plant and equipment.

THE GREENBRIER COMPANIES, INC.

Other Costs

Interest and foreign exchange expense was composed of the following:

(In thousands)	Nine Months Ended May 31,		Increase (Decrease)
	2017	2016
Interest and foreign exchange:
Interest and other expense	$15,669	$13,474	$2,195
Foreign exchange gain	(378)	(2,909)	2,531

	$15,291	$10,565	$4,726

The $4.7 million increase in interest and foreign exchange expense from the prior comparable period was attributed to interest expense associated with our $275 million convertible senior notes due 2024 which we issued in February 2017. In addition, the increase was attributed to a $0.4 million foreign exchange gain in the current year compared to $2.9 million in the prior comparable period. The $2.5 million decrease in foreign exchange gain was primarily attributed to the change in the Mexican Peso relative to the U.S. Dollar.

Income Tax

The tax rate for the nine months ended May 31, 2017 was 28.8%, compared to 29.5% for the nine months ended May 31, 2016. The decrease in the tax rate was primarily attributable to the impact of discrete items. The projected annual rate is anticipated to be approximately 29%.

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

Loss from unconsolidated affiliates was $5.3 million for the nine months ended May 31, 2017 compared to earnings from unconsolidated affiliates of $2.9 million for the nine months ended May 31, 2016. The $8.2 million decrease in Earnings (loss) from unconsolidated affiliates was primarily attributed to a loss from GBW due to lower repair volumes.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $35.9 million for the nine months ended May 31, 2017 compared to $74.8 million in the prior comparable period. These amounts primarily represent our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The decrease of $38.9 million from the prior year is primarily a result of a decrease in the volume of railcar deliveries.

THE GREENBRIER COMPANIES, INC.

Liquidity and Capital Resources

	Nine Months Ended May 31,
(In thousands)	2017	2016
Net cash provided by operating activities	$72,723	$194,678
Net cash provided by (used in) investing activities	(51,496)	33,450
Net cash provided by (used in) financing activities	212,167	(179,900)
Effect of exchange rate changes	9,340	(6,718)

Net increase in cash and cash equivalents	$242,734	$41,510

We have been financed through cash generated from operations and borrowings. At May 31, 2017, cash and cash equivalents were $465.4 million, an increase of $242.7 million from $222.7 million at August 31, 2016.

Cash provided by operating activities was $72.7 million for the nine months ended May 31, 2017 compared to $194.7 million for the nine months ended May 31, 2016. The decrease from the prior year was primarily due to lower earnings and a change in cash flows associated with leased railcars for syndication and deferred revenue activities.

Cash provided by (used in) investing activities primarily related to capital expenditures net of proceeds from the sale of assets. Cash used in investing activities for the nine months ended May 31, 2017 was $51.5 million compared to cash provided by investing activities $33.5 million for the nine months ended May 31, 2016. The decrease compared to the prior year was primarily attributable to lower proceeds from the sale of assets and an increase in investment in and advances to unconsolidated affiliates, primarily related to our Brazil operations. This was partially offset by a decrease in restricted cash compared to the prior year.

Capital expenditures totaled $53.8 million and $51.7 million for the nine months ended May 31, 2017 and 2016, respectively. Proceeds from the sale of assets, which primarily related to sales of railcars from our lease fleet within Leasing & Services, were approximately $20.3 million and $88.7 million for the nine months ended May 31, 2017 and 2016, respectively. These proceeds included approximately $7.7 million and $41.0 million of equipment sold pursuant to sale leaseback transactions for the nine months ended May 31, 2017 and 2016, respectively. The gain resulting from the sale leaseback transactions was deferred and is being recognized over the lease term in Net gain on disposition of equipment. In addition, proceeds from the sale of assets for the nine months ended May 31, 2017 included $3.7 million of insurance proceeds associated with our Manufacturing segment.

Approximately $26.7 million and $35.6 million of capital expenditures for the nine months ended May 31, 2017 and 2016, respectively were attributable to Manufacturing operations. Capital expenditures for Manufacturing are expected to be approximately $45 million in 2017 and primarily relate to enhancements of our existing manufacturing facilities.

Approximately $24.6 million and $10.3 million of capital expenditures for the nine months ended May 31, 2017 and 2016, respectively were attributable to Leasing & Services operations and corporate. Leasing & Services and corporate capital expenditures for 2017 are expected to be approximately $30 million. Proceeds from sales of leased railcar equipment and insurance proceeds are expected to be $75 million for 2017. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity.

Approximately $2.5 million and $5.8 million of capital expenditures for the nine months ended May 31, 2017 and 2016, respectively were attributable to Wheels & Parts operations. Capital expenditures for Wheels & Parts are expected to be approximately $5 million in 2017 for maintenance and enhancements of our existing facilities.

Cash provided by financing activities was $212.2 million for the nine months ended May 31, 2017 compared to cash used in financing activities of $179.9 million for the nine months ended May 31, 2016. The increase from the prior year was primarily attributed to proceeds from the issuance of notes payable, a reduction in cash distribution to our joint venture partner and reduced share repurchases.

THE GREENBRIER COMPANIES, INC.

A quarterly dividend of $0.22 per share was declared on June 28, 2017.

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

The Board of Directors has authorized our company to repurchase in aggregate up to $225 million of our common stock. We did not repurchase any shares during the nine months ended May 31, 2017. As of May 31, 2017, we had cumulatively repurchased 3,206,226 shares for approximately $137.0 million since October 2013 and had $88.0 million available under the share repurchase program with an expiration date of January 1, 2018.

Senior secured credit facilities, consisting of three components, aggregated to $616.3 million as of May 31, 2017. We had an aggregate of $419.6 million available to draw down under committed credit facilities as of May 31, 2017. This amount consists of $353.3 million available on the North American credit facility, $16.3 million on the European credit facilities and $50.0 million on the Mexican railcar manufacturing joint venture credit facilities.

As of May 31, 2017, a $550.0 million revolving line of credit, maturing October 2020, secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.75% or Prime plus 0.75% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of May 31, 2017, lines of credit totaling $16.3 million secured by certain of our European assets, with various variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.3%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from February 2018 through June 2019.

As of May 31, 2017, our Mexican railcar manufacturing joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $30.0 million and is fully guaranteed by us and our joint venture partner. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw against this facility through January 2019. The second line of credit provides up to $20.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through August 2017.

As of May 31, 2017, we had no borrowings outstanding under our senior secured credit facilities and outstanding commitments consisted of $79.2 million in letters of credit under the North American credit facility.

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into capital leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of May 31, 2017, we were in compliance with all such restrictive covenants.

We may from time to time seek to repurchase or otherwise retire or exchange securities, including outstanding notes, borrowings and equity securities, and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include open market repurchases, unsolicited or solicited privately negotiated transactions

THE GREENBRIER COMPANIES, INC.

or other retirements, repurchases or exchanges. Such retirements, repurchases or exchanges, if any, will depend on a number of factors, including, but not limited to, prevailing market conditions, trading levels of our debt, our liquidity requirements and contractual restrictions, if applicable. The amounts involved in any such transactions may, individually or in the aggregate, be material and may involve all or a portion of a particular series of notes or other indebtedness which may reduce the float and impact the trading market of notes or other indebtedness which remain outstanding.

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

As of May 31, 2017, the Mexican railcar manufacturing joint venture had $0.4 million of third party debt, of which we and our joint venture partner have each guaranteed approximately $0.2 million.

In accordance with customary business practices in Europe, we have $1.2 million in third party performance and warranty guarantee facilities as of May 31, 2017. To date no amounts have been drawn under these guarantee facilities.

We made $0.6 million in cash contributions to GBW, an unconsolidated 50/50 joint venture, for the nine months ended May 31, 2017 which represented a reinvestment of a distribution received from GBW during the year. We are likely to make additional capital contributions or loans to GBW in the future. As of May 31, 2017, we had a $36.5 million note receivable balance from GBW which is included on the Consolidated Balance Sheet in Accounts receivable, net.

We expect existing funds and cash generated from operations, together with proceeds from financing activities including borrowings under existing credit facilities and long-term financings, to be sufficient to fund expected debt repayments, working capital needs, planned capital expenditures, a €30 million payment in June 2017 and an additional €30 million payment in June 2018 as consideration for the Greenbrier-Astra Rail transaction and dividends during the next twelve months.

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

THE GREENBRIER COMPANIES, INC.

The provisions of ASC 350, Intangibles - Goodwill and Other, require that we perform an impairment test on goodwill. We compare the fair value of each reporting unit with its carrying value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. An impairment loss is recorded to the extent that the reporting unit’s carrying amount exceeds the reporting unit’s fair value. An impairment loss cannot exceed the total amount of goodwill allocated to the reporting unit. The goodwill balance relates to the Wheels & Parts segment. Goodwill was tested during the third quarter of 2017 and we concluded that goodwill was not impaired.

GBW, an unconsolidated 50/50 joint venture, also tests goodwill and indefinite-lived intangible assets for impairment consistent with the methodology described above. During the third quarter of 2017, GBW performed its annual impairment test and concluded that no impairment existed. However, the estimated fair value of goodwill exceeded its carrying value by approximately 4%. Since the estimated fair value was not substantially in excess of its carrying value, GBW may be at risk for an impairment loss in the future if sales or profitability trends or market multiples decline from those that were expected or assumed in the fair value calculation. As we account for GBW under the equity method of accounting, an impairment loss recognized by GBW would be included as part of Earnings (loss) from unconsolidated affiliates on our Consolidated Statement of Income. As of May 31, 2017 GBW had $52.7 million of goodwill.

THE GREENBRIER COMPANIES, INC.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecast foreign currency sales and expenses. At May 31, 2017 exchange rates, forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros and U.S. Dollars; the purchase of Mexican Pesos and the sale of U.S. Dollars; and for the purchase of U.S. Dollars and the sale of Saudi Riyals aggregated to $321.8 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries where the functional currency is not U.S. Dollars. At May 31, 2017, net assets of foreign subsidiaries aggregated to $85.6 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $8.6 million, or 0.9% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $89.5 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At May 31, 2017, 83% of our outstanding debt had fixed rates and 17% had variable rates. At May 31, 2017, a uniform 10% increase in variable interest rates would have resulted in approximately $0.2 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE GREENBRIER COMPANIES, INC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 13 to Consolidated Financial Statements, Part I of this quarterly report.

Item 1A.	Risk Factors

Our business, financial condition and results of operations are subject to a number of factors, risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended August 31, 2016, our Form 10-Q for three months ended November 30, 2016 and restated in our Form 10-Q for three months ended February 28, 2017. There have been no material changes in the risk factors as most recently restated.

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

There were no shares repurchased under the share repurchase program during the three months ended May 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2017 – March 31, 2017	—	—	—	$87,989,491
April 1, 2017 – April 30, 2017	—	—	—	$87,989,491
May 1, 2017 – May 31, 2017	—	—	—	$87,989,491

	—		—

THE GREENBRIER COMPANIES, INC.

Item 6.	Exhibits

(a) List of Exhibits:

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2017 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: June 29, 2017	By:	/s/ Lorie L. Tekorius
Lorie L. Tekorius
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: June 29, 2017	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)