Form 10-Q
period 2017-11-30
GREENBRIER COMPANIES INC
filed 2018-01-05
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares of the registrant’s common stock, without par value, outstanding on December 29, 2017 was 28,700,612 shares.

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

THE GREENBRIER COMPANIES, INC.

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

THE GREENBRIER COMPANIES, INC.

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

All references to years refer to the fiscal years ended August 31st unless otherwise noted.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Consolidated Balance Sheets

(In thousands, unaudited)

	November 30, 2017	August 31, 2017
Assets
Cash and cash equivalents	$591,406	$611,466
Restricted cash	8,839	8,892
Accounts receivable, net	315,393	279,964
Inventories	411,371	400,127
Leased railcars for syndication	130,991	91,272
Equipment on operating leases, net	274,598	315,941
Property, plant and equipment, net	426,961	428,021
Investment in unconsolidated affiliates	101,529	108,255
Intangibles and other assets, net	83,819	85,177
Goodwill	67,783	68,590

	$2,412,690	$2,397,705

Liabilities and Equity
Revolving notes	$6,885	$4,324
Accounts payable and accrued liabilities	441,373	415,061
Deferred income taxes	69,984	75,791
Deferred revenue	120,044	129,260
Notes payable, net	558,987	558,228

Commitments and contingencies (Note 13)

Contingently redeemable noncontrolling interest	35,209	36,148

Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 28,701 and 28,503 shares outstanding at November 30, 2017 and August 31, 2017	—	—
Additional paid-in capital	312,789	315,306
Retained earnings	728,755	709,103
Accumulated other comprehensive loss	(8,987)	(6,279)

Total equity – Greenbrier	1,032,557	1,018,130
Noncontrolling interest	147,651	160,763

Total equity	1,180,208	1,178,893

	$2,412,690	$2,397,705

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Income

(In thousands, except per share amounts, unaudited)

	Three Months Ended November 30,
	2017	2016
Revenue
Manufacturing	$451,485	$454,033
Wheels & Parts	78,011	69,635
Leasing & Services	30,039	28,646

	559,535	552,314
Cost of revenue
Manufacturing	380,850	356,555
Wheels & Parts	72,506	64,978
Leasing & Services	16,865	18,030

	470,221	439,563
Margin	89,314	112,751
Selling and administrative expense	47,043	41,213
Net gain on disposition of equipment	(19,171)	(1,122)

Earnings from operations	61,442	72,660
Other costs
Interest and foreign exchange	7,020	1,724

Earnings before income taxes and loss from unconsolidated affiliates	54,422	70,936
Income tax expense	(18,135)	(20,386)

Earnings before loss from unconsolidated affiliates	36,287	50,550
Loss from unconsolidated affiliates	(2,910)	(2,584)

Net earnings	33,377	47,966
Net earnings attributable to noncontrolling interest	(7,124)	(23,004)

Net earnings attributable to Greenbrier	$26,253	$24,962

Basic earnings per common share:	$0.90	$0.86
Diluted earnings per common share:	$0.83	$0.79
Weighted average common shares:
Basic	29,332	29,097
Diluted	32,696	32,412
Dividends declared per common share	$0.23	$0.21

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended November 30,
	2017	2016
Net earnings	$33,377	$47,966
Other comprehensive income
Translation adjustment	(3,187)	(6,720)
Reclassification of derivative financial instruments recognized in net earnings [1]	(328)	323
Unrealized gain (loss) on derivative financial instruments [2]	822	(4,904)
Other (net of tax effect)	(19)	(1)

	(2,712)	(11,302)

Comprehensive income	30,665	36,664
Comprehensive income attributable to noncontrolling interest	(7,120)	(23,004)

Comprehensive income attributable to Greenbrier	$23,545	$13,660

[1]	Net of tax effect of $0.02 million and $0.2 million for the three months ended November 30, 2017 and 2016.
[2]	Net of tax effect of $0.3 million and $1.0 million for the three months ended November 30, 2017 and 2016.

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Equity

(In thousands, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance September 1, 2017	28,503	$315,306	$709,103	$(6,279)	$1,018,130	$160,763	$1,178,893	$36,148
Net earnings	—	—	26,253	—	26,253	8,063	34,316	(939)
Other comprehensive loss, net	—	—	—	(2,708)	(2,708)	(4)	(2,712)	—
Noncontrolling interest adjustments	—	—	—	—	—	(882)	(882)	—
Joint venture partner distribution declared	—	—	—	—	—	(26,789)	(26,789)	—
Investment by joint venture partner	—	—	—	—	—	6,500	6,500
Restricted stock awards (net of cancellations)	198	(5,061)	—	—	(5,061)	—	(5,061)	—
Restricted stock amortization	—	2,544	—	—	2,544	—	2,544	—
Cash dividends	—	—	(6,601)	—	(6,601)	—	(6,601)	—

Balance November 30, 2017	28,701	$312,789	$728,755	$(8,987)	$1,032,557	$147,651	$1,180,208	$35,209

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2016	28,205	$282,886	$618,178	$(26,753)	$874,311	$142,516	$1,016,827
Net earnings	—	—	24,962	—	24,962	23,004	47,966
Other comprehensive loss, net	—	—	—	(11,302)	(11,302)	—	(11,302)
Noncontrolling interest adjustments	—	—	—	—	—	(3,781)	(3,781)
Joint venture partner distribution declared	—	—	—	—	—	(10,702)	(10,702)
Restricted stock awards (net of cancellations)	163	(2,945)	—	—	(2,945)	—	(2,945)
Unamortized restricted stock	—	125	—	—	125	—	125
Restricted stock amortization	—	4,152	—	—	4,152	—	4,152
Tax deficiency from restricted stock awards	—	(2,464)	—	—	(2,464)	—	(2,464)
Cash dividends	—	—	(6,114)	—	(6,114)	—	(6,114)

Balance November 30, 2016	28,368	$281,754	$637,026	$(38,055)	$880,725	$151,037	$1,031,762

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months Ended November 30,
	2017	2016
Cash flows from operating activities
Net earnings	$33,377	$47,966
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	(5,865)	2,756
Depreciation and amortization	18,370	15,595
Net gain on disposition of equipment	(19,171)	(1,122)
Accretion of debt discount	1,024	—
Stock based compensation expense	5,939	5,343
Noncontrolling interest adjustments	(875)	(3,781)
Other	477	229
Decrease (increase) in assets:
Accounts receivable, net	(35,510)	(5,256)
Inventories	(16,311)	(39,108)
Leased railcars for syndication	(35,541)	34,295
Other	6,304	8,893
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	16,676	(22,873)
Deferred revenue	(8,548)	(11,111)

Net cash provided by (used in) operating activities	(39,654)	31,826

Cash flows from investing activities
Proceeds from sales of assets	75,060	9,189
Capital expenditures	(29,893)	(12,584)
Decrease in restricted cash	53	15,637
Cash distribution from unconsolidated affiliates	—	550
Investment in and advances to unconsolidated affiliates	—	(550)

Net cash provided by investing activities	45,220	12,242

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	2,561	—
Proceeds from issuance of notes payable	2,138	—
Repayments of notes payable	(2,809)	(1,750)
Investment by joint venture partner	6,500	—
Cash distribution to joint venture partner	(26,900)	(11,185)
Dividends	(319)	(6,147)
Tax payments for net share settlement of restricted stock	(5,061)	(2,820)
Excess tax deficiency from restricted stock awards	—	(2,464)

Net cash used in financing activities	(23,890)	(24,366)

Effect of exchange rate changes	(1,736)	(8,591)
Increase (decrease) in cash and cash equivalents	(20,060)	11,111
Cash and cash equivalents
Beginning of period	611,466	222,679

End of period	$591,406	$233,790

Cash paid during the period for
Interest	$3,662	$3,511
Income taxes, net	$385	$10,433
Non-cash activity
Transfer from Leased railcars for syndication to Equipment on operating leases, net	$—	$6,082
Capital expenditures accrued in Accounts payable and accrued liabilities	$14,840	$5,447
Dividends declared and accrued in Accounts payable and accrued liabilities	$6,282	$—

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) as of November 30, 2017 and for the three months ended November 30, 2017 and 2016 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. The results of operations for the three months ended November 30, 2017 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2018.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2017 Annual Report on Form 10-K.

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

Initial Adoption of Accounting Policies – In the first quarter of 2017, the Company adopted Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). This changes how companies account for certain aspects of share-based payments to employees. Excess tax benefits or deficiencies related to vested awards which were previously recognized in stockholders’ equity are now recognized in the income statement when awards vest. For the three months ended November 30, 2017, the impact of adopting this new guidance was immaterial. Additionally, all tax-related cash flows resulting from stock-based awards are reported as operating activities in the statement of cash flow. Prior to adopting the updated standard, excess tax benefits or deficiencies were reported as financing activities in the statement of cash flows.

Prospective Accounting Changes – In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), providing a common revenue recognition model under U.S. GAAP. Under ASU 2014-09, an entity recognizes revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. It also requires additional disclosures to sufficiently describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard may be adopted using either a full retrospective or a modified retrospective approach. The FASB issued a one year deferral and the new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company plans to adopt ASU 2014-09 effective September 1, 2018 using the modified retrospective method. Under this method, the new standard will be applied only to the most current period presented in the financial statements and the cumulative effect of initially applying the standard will result in an adjustment to the opening balance of retained earnings as of the adoption date. The Company continues to evaluate the requirements of the standard and its impact on the Company’s consolidated financial statements and disclosures. The Company currently expects revenue recognition policies to remain substantially unchanged as a result of adopting ASU 2014-09, although this could change based on the Company’s continued evaluation.

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

THE GREENBRIER COMPANIES, INC.

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

In August 2017, the FASB issued Accounting Standards Update 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). This update improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance. The guidance expands the ability to hedge non-financial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. The new guidance is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance beginning September 1, 2019. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

Share Repurchase Program – The Board of Directors has authorized the Company to repurchase in aggregate up to $225 million of the Company’s common stock. The program may be modified, suspended or discontinued at any time without prior notice and currently has an expiration date of March 31, 2019. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period.

The Company did not repurchase any shares during the three months ended November 30, 2017. As of November 30, 2017, the Company had cumulatively repurchased 3,206,226 shares for approximately $137.0 million since October 2013 and had $88.0 million available under the share repurchase program.

Note 2 – Acquisitions

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

Astra also received a put option to sell its entire noncontrolling interest to Greenbrier at an exercise price equal to the higher of fair value or a defined EBITDA multiple as measured on the exercise date. The option is exercisable 30 days prior to and up until June 1, 2022. Due to Astra’s redemption right under the put option, the noncontrolling interest has been classified as a Contingently redeemable noncontrolling interest in the mezzanine section of the Consolidated Balance Sheets. The carrying value of the noncontrolling interest cannot be less than the maximum redemption amount, which is the amount Greenbrier will settle the put option for if exercised. Adjustments to reconcile the carrying value to the maximum redemption amount are recorded to retained earnings. There were no such adjustments during the period ended November 30, 2017.

THE GREENBRIER COMPANIES, INC.

For the three months ended November 30, 2017, the European operations contributed by Astra generated revenues of $43.2 million and earnings from operations of $0.4 million, which are reported in the Company’s consolidated financial statements as part of the Manufacturing segment. The impact of the acquisition was not material to the Company’s consolidated results of operations, therefore pro forma financial information has not been included.

Minor adjustments were made to the purchase price allocation during the three months ended November 30, 2017. The preliminary allocation of the purchase price based on the fair value of the net assets acquired from Astra was as follows as of June 1, 2017, the acquisition date:

(in thousands)
Cash and cash equivalents	$6,562
Accounts receivable	10,984
Inventories	30,454
Property, plant and equipment	75,296
Intangibles and other assets	17,300
Goodwill	24,518

Total assets acquired	165,114
Accounts payable and accrued liabilities	17,879
Deferred income taxes	7,292
Deferred revenue	964
Notes payable	24,382

Total liabilities assumed	50,517

Net assets acquired	$114,597

Note 3 – Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead. The following table summarizes the Company’s inventory balance:

(In thousands)	November 30, 2017	August 31, 2017
Manufacturing supplies and raw materials	$241,018	$222,080
Work-in-process	90,457	86,794
Finished goods	84,438	95,389
Excess and obsolete adjustment	(4,542)	(4,136)

	$411,371	$400,127

THE GREENBRIER COMPANIES, INC.

Note 4 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	November 30, 2017	August 31, 2017
Intangible assets subject to amortization:
Customer relationships	$64,521	$64,521
Accumulated amortization	(41,000)	(40,153)
Other intangibles	16,773	20,207
Accumulated amortization	(5,402)	(4,866)

	34,892	39,709
Intangible assets not subject to amortization	4,164	912
Prepaid and other assets	15,003	16,914
Nonqualified savings plan investments	23,694	20,974
Revolving notes issuance costs, net	2,416	2,623
Assets held for sale	3,650	4,045

Total Intangible and other assets, net	$83,819	$85,177

Amortization expense for the three months ended November 30, 2017 was $1.4 million and for the three months ended November 30, 2016 was $1.7 million. Amortization expense for the years ending August 31, 2018, 2019, 2020, 2021 and 2022 is expected to be $5.8 million, $5.4 million, $5.7 million, $5.4 million and $4.0 million.

THE GREENBRIER COMPANIES, INC.

Note 5 – Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $626.7 million as of November 30, 2017.

As of November 30, 2017, a $550.0 million revolving line of credit, maturing October 2020, secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.75% or Prime plus 0.75% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of November 30, 2017, lines of credit totaling $26.7 million secured by certain of the Company’s European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.3% and Euro Interbank Offered Rate (EURIBOR) plus 1.9%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from February 2018 through June 2019.

As of November 30, 2017, the Company’s Mexican railcar manufacturing joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $30.0 million and is fully guaranteed by the Company and its joint venture partner. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw against this facility through January 2019. The second line of credit provides up to $20.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through July 2019.

As of November 30, 2017, outstanding commitments under the senior secured credit facilities consisted of $75.4 million in letters of credit under the North American credit facility and $6.9 million outstanding under the European credit facilities.

As of August 31, 2017, outstanding commitments under the senior secured credit facilities consisted of $77.6 million in letters of credit under the North American credit facility and $4.3 million outstanding under the European credit facilities.

THE GREENBRIER COMPANIES, INC.

Note 6 – Accounts Payable and Accrued Liabilities

(In thousands)	November 30, 2017	August 31, 2017
Trade payables	$193,919	$180,592
Other accrued liabilities	122,919	111,316
Accrued payroll and related liabilities	76,273	84,749
Accrued warranty	21,952	20,737
Accrued maintenance	17,462	17,667
Income taxes payable	8,848	—

	$441,373	$415,061

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

Warranty accrual activity:

(In thousands)	Three Months Ended November 30,
	2017	2016
Balance at beginning of period	$20,737	$12,159
Charged to cost of revenue, net	1,953	357
Payments	(751)	(637)
Currency translation effect	13	(142)

Balance at end of period	$21,952	$11,737

THE GREENBRIER COMPANIES, INC.

Note 8 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Gain (loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2017	$181	$(5,366)	$(1,094)	$(6,279)
Other comprehensive loss before reclassifications	822	(3,183)	(19)	(2,380)
Amounts reclassified from Accumulated other comprehensive loss	(328)	—	—	(328)

Balance, November 30, 2017	$675	$(8,549)	$(1,113)	$(8,987)

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Income, with presentation location, were as follows:

	Three Months Ended November 30,		Financial Statement Location
(In thousands)	2017	2016
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$(511)	$143	Revenue and Cost of revenue
Interest rate swap contracts	167	338	Interest and foreign exchange

	(344)	481	Total before tax
	16	(158)	Tax expense

	$(328)	$323	Net of tax

THE GREENBRIER COMPANIES, INC.

Note 9 – Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

(In thousands)	Three Months Ended November 30,
	2017	2016
Weighted average basic common shares outstanding (1)	29,332	29,097
Dilutive effect of 2018 Convertible notes (2)	3,331	3,258
Dilutive effect of 2024 Convertible notes (3)	—	n/a
Dilutive effect of performance based restricted stock units (4)	33	57

Weighted average diluted common shares outstanding	32,696	32,412

(1)	Restricted stock grants and restricted stock units, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position.
(2)	The dilutive effect of the 2018 Convertible notes was included as they were considered dilutive under the “if converted” method as further discussed below.
(3)	The 2024 Convertible notes were issued in February 2017. The dilutive effect of the 2024 Convertible notes was excluded for the three months ended November 30, 2017 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive.
(4)	Restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved, are included in weighted average diluted common shares outstanding when the Company is in a net earnings position.

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

	Three Months Ended November 30,
	2017	2016
Net earnings attributable to Greenbrier	$26,253	$24,962
Add back:
Interest and debt issuance costs on the 2018 Convertible notes, net of tax	733	733

Earnings before interest and debt issuance costs on convertible notes	$26,986	$25,695

Weighted average diluted common shares outstanding	32,696	32,412
Diluted earnings per share (1)	$0.83	$0.79

(1)	Diluted earnings per share was calculated as follows:

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

Stock based compensation expense was $5.9 million for the three months ended November 30, 2017 and $5.3 million for the three months ended November 30, 2016. Compensation expense is recorded in Selling and administrative expense and Cost of revenue on the Consolidated Statements of Income.

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

At November 30, 2017 exchange rates, forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros and U.S. Dollars; the purchase of Mexican Pesos and the sale of U.S. Dollars; and for the purchase of U.S. Dollars and the sale of Saudi Riyals aggregated to $243.5 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when there is a loss, or as Accounts receivable, net when there is a gain. As the contracts mature at various dates through July 2019, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At November 30, 2017 exchange rates, approximately $0.6 million would be reclassified to revenue or cost of revenue in the next 12 months.

At November 30, 2017, an interest rate swap agreement maturing in March 2020 had a notional amount of $87.8 million. The fair value of the contract is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At November 30, 2017 interest rates, approximately $0.6 million would be reclassified to interest expense in the next 12 months.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		November 30, 2017	August 31, 2017		November 30, 2017	August 31, 2017
(In thousands)	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$1,735	$2,341	Accounts payable and accrued liabilities	$1,194	$1,761
Interest rate swap contracts	Intangibles and other assets, net	—	—	Accounts payable and accrued liabilities	227	1,125

		$1,735	$2,341		$1,421	$2,886

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$2,018	$1,473	Accounts payable and accrued liabilities	$5	$—

THE GREENBRIER COMPANIES, INC.

The Effect of Derivative Instruments on the Statements of Income

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives three months ended November 30,
		2017	2016
Foreign forward exchange contract	Interest and foreign exchange	$380	$47
Interest rate swap contracts	Interest and foreign exchange	(17)	38

		$363	$85

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) three months ended November 30,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income (effective portion) three months ended November 30,		Location of gain (loss) on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (ineffective portion and amount excluded from effectiveness testing) three months ended November 30,
	2017	2016		2017	2016		2017	2016
Foreign forward exchange contracts	$730	$(6,456)	Revenue	$710	$(87)	Revenue	$56	$(1,258)
Foreign forward exchange contracts	(354)	(834)	Cost of revenue	(199)	(56)	Cost of revenue	82	(32)
Interest rate swap contracts	771	1,146	Interest and foreign exchange	(167)	(338)	Interest and foreign exchange	—	—

	$1,147	$(6,144)		$344	$(481)		$138	$(1,290)

Note 12 – Segment Information

Greenbrier operates in four reportable segments: Manufacturing; Wheels & Parts; Leasing & Services; and GBW Joint Venture. The results of GBW Joint Venture are included as part of Earnings (loss) from unconsolidated affiliates as the Company accounts for its interest in GBW Railcar Services LLC (GBW) under the equity method of accounting.

The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s 2017 Annual Report on Form 10-K. Performance is evaluated based on Earnings from operations. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. The Company does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes. Intersegment sales and transfers are valued as if the sales or transfers were to third parties. Related revenue and margin are eliminated in consolidation and therefore are not included in consolidated results in the Company’s Consolidated Financial Statements.

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes. The results of operations for the GBW Joint Venture are not reflected in the tables below as the investment is accounted for under the equity method of accounting.

THE GREENBRIER COMPANIES, INC.

For the three months ended November 30, 2017:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$451,485	$16,804	$468,289	$52,969	$4,186	$57,155
Wheels & Parts	78,011	7,732	85,743	2,418	748	3,166
Leasing & Services	30,039	1,605	31,644	28,190	1,372	29,562
Eliminations	—	(26,141)	(26,141)	—	(6,306)	(6,306)
Corporate	—	—	—	(22,135)	—	(22,135)

	$559,535	$—	$559,535	$61,442	$—	$61,442

For the three months ended November 30, 2016:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$454,033	$—	$454,033	$83,341	$—	$83,341
Wheels & Parts	69,635	7,201	76,836	2,894	612	3,506
Leasing & Services	28,646	5,334	33,980	7,390	5,250	12,640
Eliminations	—	(12,535)	(12,535)	—	(5,862)	(5,862)
Corporate	—	—	—	(20,965)	—	(20,965)

	$552,314	$—	$552,314	$72,660	$—	$72,660

	Total assets
(In thousands)	November 30, 2017	August 31, 2017
Manufacturing	$915,918	$914,450
Wheels & Parts	262,349	236,315
Leasing & Services	535,847	535,323
Unallocated	698,576	711,617

	$2,412,690	$2,397,705

Reconciliation of Earnings from operations to Earnings before income tax and earnings (loss) from unconsolidated affiliates:

	Three Months Ended November 30,
(In thousands)	2017	2016
Earnings from operations	$61,442	$72,660
Interest and foreign exchange	7,020	1,724

Earnings before income tax and earnings (loss) from unconsolidated affiliates	$54,422	$70,936

THE GREENBRIER COMPANIES, INC.

The results of operations for the GBW Joint Venture are accounted for under the equity method of accounting. The GBW Joint Venture is the Company’s fourth reportable segment and information as of November 30, 2017 and August 31, 2017 and for the three months ended November 30, 2017 and 2016 are included in the tables below.

	Three Months Ended November 30,
(In thousands)	2017	2016
Revenue	$58,000	$70,253
Loss from operations	$(5,744)	$(4,561)

	Total Assets
	November 30, 2017	August 31, 2017
GBW (1)	$204,288	$206,009

(1)	Includes goodwill and intangible assets of $78.1 million and $78.8 million as of November 30, 2017 and August 31, 2017.

Note 13 – Commitments and Contingencies

The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. In December 2000, the U.S. Environmental Protection Agency (EPA) classified portions of the Willamette River bed known as the Portland Harbor, including the portion fronting the Company’s manufacturing facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). The Company and more than 140 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. Ten private and public entities, including the Company (the Lower Willamette Group or LWG), signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but nevertheless contributed money to the effort. The EPA-mandated RI/FS was produced by the LWG and cost over $110 million during a 17-year period. The Company bore a percentage of the total costs incurred by the LWG in connection with the investigation. The Company’s aggregate expenditure during the 17-year period was not material. Some or all of any such outlay may be recoverable from other responsible parties. The LWG requested on October 18, 2017 that the AOC be terminated since the EPA issued its Record of Decision (ROD) for the Portland Harbor Site on January 6, 2017. On October 26, 2017, the EPA project manager approved that request.

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

The EPA’s January 6, 2017 ROD identifies a clean-up remedy that the EPA estimates will take 13 years of active remediation, followed by 30 years of monitoring with an estimated undiscounted cost of $1.7 billion. The EPA typically expects its cost estimates to be accurate within a range of -30% to +50%, but this ROD states that changes in costs are likely to occur as a result of new data it wants to collect over a 2-year period prior to final remedy design. The ROD identifies 13 Sediment Decision Units. One of the units, RM9W, includes the nearshore area of the river sediments offshore of the Company’s Portland, Oregon manufacturing facility as well as upstream and downstream of the facility. It also includes a portion of the Company’s riverbank. The ROD does not break down total remediation

THE GREENBRIER COMPANIES, INC.

costs by Sediment Decision Unit. The EPA’s ROD concluded that more data was needed to better define clean-up scope and cost. On December 8, 2017, the EPA announced that Portland Harbor is one of 21 Superfund sites targeted for greater attention. On December 19, 2017, the EPA announced that it had entered a new AOC with a group of four potentially responsible parties to conduct additional sampling during 2018 and 2019 to provide more certainty about clean-up costs and aid the mediation process to allocate those costs. The parties to the mediation, including the Company, have agreed to help fund the additional sampling.

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

From time to time, Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcomes of which cannot be predicted with certainty. In the quarter ended November 30, 2016, the Company received an adverse judgment of approximately $15 million on one matter related to commercial litigation in a foreign jurisdiction. The judgment was reversed on appeal and the case was remanded to the trial court. In June 2017 the court issued a new judgment against the Company of approximately $10 million. The judgment was affirmed on appeal. The Company has reached an agreement in principle, subject to final documentation and court approval, to settle such litigation and certain related matters. While the ultimate outcome of such legal proceedings cannot be determined at this time, the Company believes that the resolution of pending litigation will not have a material adverse effect on the Company’s Consolidated Financial Statements.

As of November 30, 2017, the Company had outstanding letters of credit aggregating $75.4 million associated with performance guarantees, facility leases and workers compensation insurance.

As of November 30, 2017, the Company had a $36.5 million note receivable balance from GBW which is included on the Consolidated Balance Sheet in Accounts receivable, net. The Company is likely to make additional capital contributions or loans to GBW, an unconsolidated 50/50 joint venture, in the future.

THE GREENBRIER COMPANIES, INC.

As of November 30, 2017, the Company had a $10.0 million note receivable from Amsted-Maxion Cruzeiro, its unconsolidated Brazilian castings and components manufacturer and a $9.2 million note receivable balance from Greenbrier-Maxion, its unconsolidated Brazilian railcar manufacturer. These note receivables are included on the Consolidated Balance Sheet in Accounts receivable, net. In the future, the Company may make loans to or provide guarantees for Amsted-Maxion Cruzeiro or Greenbrier-Maxion.

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

Level 1 -	observable inputs such as unadjusted quoted prices in active markets for identical instruments;

Level 2 -	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and

Level 3 -	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of November 30, 2017 were:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$3,753	$—	$3,753	$—
Nonqualified savings plan investments	23,694	23,694	—	—
Cash equivalents	105,563	105,563	—	—

	$133,010	$129,257	$3,753	$—

Liabilities:
Derivative financial instruments	$1,426	$—	$1,426	$—

(1)	Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 11 Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2017 were:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$3,814	$—	$3,814	$—
Nonqualified savings plan investments	20,974	20,974	—	—
Cash equivalents	105,337	105,337	—	—

	$130,125	$126,311	$3,814	$—

Liabilities:
Derivative financial instruments	$2,886	$—	$2,886	$—

THE GREENBRIER COMPANIES, INC.

Note 15 – Related Party Transactions

In June 2017, the Company purchased a 40% interest in the common stock of an entity that buys and sells railcar assets that are leased to third parties. The railcars sold to this leasing warehouse are principally built by Greenbrier. The Company accounts for this leasing warehouse investment under the equity method of accounting. As of November 30, 2017, the carrying amount of the investment was $7.2 million which is classified in Investment in unconsolidated affiliates in the Consolidated Balance Sheet. Upon sale of railcars to this entity from Greenbrier, 60% of the related revenue and margin is recognized and 40% is deferred until the railcars are ultimately sold by the entity. During the three months ended November 30, 2017, the Company recognized $16 million in revenue associated with railcars sold into the leasing warehouse and an additional $8 million associated with railcars sold out of the leasing warehouse. The Company also provides administrative and remarketing services to this entity and earns management fees for these services which were minor for the three months ended November 30, 2017.

Note 16 – Subsequent Event

On December 22, 2017 the Tax Cuts and Jobs Act of 2017 was signed into law. The provisions of the law include a reduction of the corporate tax rate and the taxation of a multi-national corporation’s permanently reinvested foreign earnings. The Company is currently evaluating the impact to its financial statements.

THE GREENBRIER COMPANIES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in four reportable segments: Manufacturing; Wheels & Parts; Leasing & Services; and GBW Joint Venture. Our segments are operationally integrated. The Manufacturing segment, which currently operates from facilities in the U.S., Mexico, Poland and Romania, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Wheels & Parts segment performs wheel and axle servicing, as well as production of a variety of parts for the railroad industry in North America. The Leasing & Services segment owns approximately 8,000 railcars (6,200 railcars held as equipment on operating leases, 1,700 held as leased railcars for syndication and 100 held as finished goods inventory) and provides management services for approximately 353,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America as of November 30, 2017. The GBW Joint Venture segment provides repair services across North America, including facilities certified by the AAR. The results of GBW’s operations are included as part of Earnings (loss) from unconsolidated affiliates as we account for our interest under the equity method of accounting. Through other unconsolidated affiliates we produce rail and industrial castings, tank heads and other components and have an ownership stake in a railcar manufacturer in Brazil.

Our total manufacturing backlog of railcar units as of November 30, 2017 was approximately 26,500 units with an estimated value of $2.56 billion, of which 22,300 units are for direct sales and 4,200 units are for lease to third parties. Approximately 3% of backlog units and the estimated value as of November 30, 2017 was associated with our Brazilian manufacturing operations which is accounted for under the equity method. Backlog units for lease may be syndicated to third parties or held in our own fleet depending on a variety of factors. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix and pricing will be determined in the future, which may impact the dollar amount of backlog. Marine backlog as of November 30, 2017 was $25 million.

Our backlog of railcar units and marine vessels is not necessarily indicative of future results of operations. Certain orders in backlog are subject to customary documentation and completion of terms. Customers may attempt to cancel or modify orders in backlog. Historically, little variation has been experienced between the quantity ordered and the quantity actually delivered, though the timing of deliveries may be modified from time to time. We cannot guarantee that our reported backlog will convert to revenue in any particular period, if at all.

THE GREENBRIER COMPANIES, INC.

Three Months Ended November 30, 2017 Compared to Three Months Ended November 30, 2016

Overview

Revenue, cost of revenue, margin and operating profit presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three Months Ended November 30,
(In thousands)	2017	2016
Revenue:
Manufacturing	$451,485	$454,033
Wheels & Parts	78,011	69,635
Leasing & Services	30,039	28,646

	559,535	552,314
Cost of revenue:
Manufacturing	380,850	356,555
Wheels & Parts	72,506	64,978
Leasing & Services	16,865	18,030

	470,221	439,563
Margin:
Manufacturing	70,635	97,478
Wheels & Parts	5,505	4,657
Leasing & Services	13,174	10,616

	89,314	112,751
Selling and administrative	47,043	41,213
Net gain on disposition of equipment	(19,171)	(1,122)

Earnings from operations	61,442	72,660
Interest and foreign exchange	7,020	1,724

Earnings before income taxes and loss from unconsolidated affiliates	54,422	70,936
Income tax expense	(18,135)	(20,386)

Earnings before loss from unconsolidated affiliates	36,287	50,550
Loss from unconsolidated affiliates	(2,910)	(2,584)

Net earnings	33,377	47,966
Net earnings attributable to noncontrolling interest	(7,124)	(23,004)

Net earnings attributable to Greenbrier	$26,253	$24,962

Diluted earnings per common share	$0.83	$0.79

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Three Months Ended November 30,
(In thousands)	2017	2016
Operating profit (loss):
Manufacturing	$52,969	$83,341
Wheels & Parts	2,418	2,894
Leasing & Services	28,190	7,390
Corporate	(22,135)	(20,965)

	$61,442	$72,660

THE GREENBRIER COMPANIES, INC.

Consolidated Results

(In thousands)	Three Months Ended November 30,		Increase (Decrease)	% Change
	2017	2016
Revenue	$559,535	$552,314	$7,221	1.3%
Cost of revenue	$470,221	$439,563	$30,658	7.0%
Margin (%)	16.0%	20.4%	(4.4%)	*
Net earnings attributable to Greenbrier	$26,253	$24,962	$1,291	5.2%

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 1.3% increase in revenue for the three months ended November 30, 2017 as compared to the three months ended November 30, 2016 was primarily due to a 12.0% increase in Wheels & Parts revenue. The increase in Wheels & Parts revenue was primarily as a result of higher wheel set and component volumes due to an increase in demand and an increase in scrap metal pricing. The increase was also attributed to a 4.9% increase in Leasing & Services revenue, which is the result of higher management services revenue from new service agreements and an increase in the sale of railcars which we had purchased from third parties with the intent to resell them.

The 7.0% increase in cost of revenue for the three months ended November 30, 2017 as compared to the three months ended November 30, 2016 was due to a 6.8% increase in Manufacturing cost of revenue. The increase in Manufacturing cost of revenue was primarily due to a change in product mix which had higher average labor and material content. The increase was also attributed to an 11.6% increase in Wheels & Parts cost of revenue, primarily due to higher wheel set and component costs associated with increased volumes.

Margin as a percentage of revenue was 16.0% and 20.4% for the three months ended November 30, 2017 and 2016, respectively. The overall margin as a percentage of revenue was negatively impacted by a decrease in Manufacturing margin to 15.6% from 21.5% primarily attributed to more competitive pricing, a change in product mix and lower volumes of new railcar sales with leases attached which typically result in higher sales prices and margins. This was partially offset by an increase in Leasing & Services margin to 43.9% from 37.1% as a result of lower maintenance and transportation costs.

Net earnings attributable to Greenbrier is impacted by our operating activities and noncontrolling interest associated with our 50/50 joint venture at one of our Mexican railcar manufacturing facilities and our 75% interest in Greenbrier-Astra Rail, both of which we consolidate for financial reporting purposes. The $1.3 million increase in net earnings for the three months ended November 30, 2017 as compared to the three months ended November 30, 2016 was primarily attributable to an increase in Net gain on disposition of equipment and lower Net earnings attributable to noncontrolling interest. The lower Net earnings attributable to noncontrolling interest was a result of our Mexican railcar manufacturing 50/50 joint venture operating at lower volumes and margins. These items were partially offset by lower Manufacturing margins, net of tax.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

(In thousands)	Three Months Ended November 30,		Increase (Decrease)	% Change
	2017	2016
Revenue	$451,485	$454,033	$(2,548)	(0.6%)
Cost of revenue	$380,850	$356,555	$24,295	6.8%
Margin (%)	15.6%	21.5%	(5.9%)	*
Operating profit ($)	$52,969	$83,341	$(30,372)	(36.4%)
Operating profit (%)	11.7%	18.4%	(6.7%)	*
Deliveries	4,000	4,000	—	0.0%

*	Not meaningful

As of June 1, 2017, the Manufacturing segment included the results of Greenbrier-Astra Rail which is consolidated for financial reporting purposes.

Manufacturing revenue decreased $2.5 million or 0.6% for the three months ended November 30, 2017 compared to the three months ended November 30, 2016. The decrease in revenue was primarily attributed to the prior year including a benefit from a customer renegotiation fee. Excluding the impact of the customer renegotiation fee, Manufacturing revenue for the three months ended November 30, 2017 increased compared to the prior year due to the addition of our manufacturing operations in Romania as part of the formation of Greenbrier-Astra Rail and a change in product mix, partially offset by more competitive pricing in the current year.

Manufacturing cost of revenue increased $24.3 million or 6.8% for the three months ended November 30, 2017 compared to the three months ended November 30, 2016. The increase in cost of revenue was primarily attributed to a change in product mix which had higher average labor and material content.

Manufacturing margin as a percentage of revenue decreased 5.9% for the three months ended November 30, 2017 compared to the three months ended November 30, 2016. The decrease was primarily attributed to more competitive pricing, change in product mix and lower volumes of new railcar sales with leases attached which typically result in higher sales prices and margins. The decrease in margin percentage was also attributed to the prior year including a benefit from a customer renegotiation fee received during the three months ended November 30, 2016.

Manufacturing operating profit decreased $30.4 million or 36.4% for the three months ended November 30, 2017 compared to the three months ended November 30, 2016. The decrease was primarily attributed to lower margins from more competitive pricing, a change in product mix and increased costs associated with expanded international operations.

THE GREENBRIER COMPANIES, INC.

Wheels & Parts Segment

(In thousands)	Three Months Ended November 30,		Increase (Decrease)	% Change
	2017	2016
Revenue	$78,011	$69,635	$8,376	12.0%
Cost of revenue	$72,506	$64,978	$7,528	11.6%
Margin (%)	7.1%	6.7%	0.4%	*
Operating profit ($)	$2,418	$2,894	$(476)	(16.4%)
Operating profit (%)	3.1%	4.2%	(1.1%)	*

*	Not meaningful

Wheels & Parts revenue increased $8.4 million or 12.0% for the three months ended November 30, 2017 compared to the three months ended November 30, 2016. The increase was primarily as a result of higher wheel set and component volumes due to an increase in demand and an increase in scrap metal pricing. These were partially offset by a decrease in parts volume.

Wheels & Parts cost of revenue increased $7.5 million or 11.6% for the three months ended November 30, 2017 compared to the three months ended November 30, 2016. The increase was primarily attributed to higher wheel set and component costs associated with increased volumes. This was partially offset by a decrease in parts volume.

Wheels & Parts margin as a percentage of revenue increased 0.4% for the three months ended November 30, 2017 compared to the three months ended November 30, 2016. The increase was primarily attributed to higher wheel set and component volumes and an increase in scrap metal pricing. This was partially offset by a less favorable parts product mix.

Wheels & Parts operating profit decreased $0.5 million or 16.4% for the three months ended November 30, 2017 compared to the three months ended November 30, 2016. The decrease was primarily attributed to a $0.5 million net loss on disposition of equipment in the current year compared to a $0.2 million net gain on disposition of equipment in the prior year. This was partially offset by an increase in margin due to higher wheel set and component volumes and an increase in scrap metal pricing.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

(In thousands)	Three Months Ended November 30,		Increase (Decrease)	% Change
	2017	2016
Revenue	$30,039	$28,646	$1,393	4.9%
Cost of revenue	$16,865	$18,030	$(1,165)	(6.5%)
Margin (%)	43.9%	37.1%	6.8%	*
Operating profit ($)	$28,190	$7,390	$20,800	281.5%
Operating profit (%)	93.8%	25.8%	68.0%	*

*	Not meaningful

The Leasing & Services segment primarily generates revenue from leasing railcars from its lease fleet and providing various management services. From time to time, railcars are purchased from third parties with the intent to resell them. The gross proceeds from the sale of these railcars are recorded in revenue and the cost of purchasing these railcars are recorded in cost of revenue.

Leasing & Services revenue increased $1.4 million or 4.9% for the three months ended November 30, 2017 compared to the three months ended November 30, 2016. The increase was primarily attributed to higher management services revenue from new service agreements and an increase in the sale of railcars which we had purchased from third parties with the intent to resell them.

Leasing & Services cost of revenue decreased $1.2 million or 6.5% for the three months ended November 30, 2017 compared to the three months ended November 30, 2016. The decrease was primarily due to lower maintenance and transportation costs.

Leasing & Services margin as a percentage of revenue increased 6.8% for the three months ended November 30, 2017 compared to the three months ended November 30, 2016. The increase was primarily attributed to lower maintenance and transportation costs. This was partially offset by a lower margin percentage on the sale of railcars purchased from third parties.

Leasing & Services operating profit increased $20.8 million or 281.5% for the three months ended November 30, 2017 compared to the three months ended November 30, 2016. The increase was primarily attributed to an $18.7 million increase in net gain on disposition of equipment and a $2.6 million increase in margin. The net gain on disposition of equipment for the three months ended November 30, 2017 relates to higher volumes of equipment sales as we rebalance our lease portfolio.

The percentage of owned units on lease was 91.8% at November 30, 2017 compared to 94.2% at November 30, 2016.

THE GREENBRIER COMPANIES, INC.

GBW Joint Venture Segment

GBW, an unconsolidated 50/50 joint venture, generated total revenue of $58.0 million and $70.3 million for the three months ended November 30, 2017 and 2016, respectively. The decrease in revenue of $12.3 million and 17.5% was primarily due to a decrease in the volume of repair work.

GBW margin as a percentage of revenue for the three months ended November 30, 2017 was negative 4.6% compared to negative 0.5% for the three months ended November 30, 2016. The decrease in margin percentage was primarily due to inefficiencies of operating at lower volumes of repair work.

To reflect our 50% share of GBW’s net results, we recorded a loss of $1.6 million and $1.4 million in Loss from unconsolidated affiliates for the three months ended November 30, 2017 and 2016, respectively.

Selling and Administrative Expense

(In thousands)	Three Months Ended November 30,		Increase (Decrease)	% Change
	2017	2016
Selling and administrative expense	$47,043	$41,213	$5,830	14.1%

Selling and administrative expense was $47.0 million or 8.4% of revenue for the three months ended November 30, 2017 compared to $41.2 million or 7.5% of revenue for the prior comparable period. The $5.8 million increase was primarily attributed to $2.6 million from the addition of Astra Rail’s selling and administrative costs, a $2.1 million increase in consulting, legal and related costs primarily associated with litigation, strategic business development and IT initiatives and a $1.0 million increase in employee costs.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $19.2 million for the three months ended November 30, 2017 compared to $1.1 million for the prior comparable period.

Net gain on disposition of equipment includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity and disposition of property, plant and equipment. The net gain on disposition of equipment for the three months ended November 30, 2017 primarily relates to higher volumes of equipment sales as we rebalance our lease portfolio.

Other Costs

Interest and foreign exchange expense was composed of the following:

(In thousands)	Three Months Ended November 30,		Increase (Decrease)
	2017	2016
Interest and foreign exchange:
Interest and other expense	$7,964	$3,862	$4,102
Foreign exchange gain	(944)	(2,138)	1,194

	$7,020	$1,724	$5,296

The $5.3 million increase in interest and foreign exchange expense from the prior comparable period was primarily attributed to interest expense associated with our $275 million convertible senior notes due 2024 which we issued in February 2017 and additional interest expense due to the addition of Astra Rail. In addition, the overall increase was attributed to lower foreign exchange gain of $1.0 million in the current year compared to a $2.1 million gain in the prior comparable period. The $1.2 million decrease in foreign exchange gain was primarily attributed to the change in the Mexican Peso relative to the U.S. Dollar.

THE GREENBRIER COMPANIES, INC.

Income Tax

The tax rate for the three months ended November 30, 2017 was 33.3% compared to 28.7% for the three months ended November 30, 2016. The increase in the tax rate was primarily attributable to the impact of discrete items.

The tax rate also fluctuates period-to-period due to changes in the projected mix of foreign and domestic pre-tax earnings and due to other discrete tax items booked within the interim period. In particular it fluctuates with changes in the proportion of projected pre-tax earnings attributable to our Mexican railcar manufacturing joint venture because the joint venture is predominantly treated as a partnership for tax purposes and, as a result, the partnership’s entire pre-tax earnings are included in Earnings before income taxes and loss from unconsolidated affiliates, whereas only our 50% share of the tax is included in Income tax expense.

Loss From Unconsolidated Affiliates

Loss from unconsolidated affiliates primarily included our share of after-tax results from our GBW joint venture, our Brazil operations which include a castings joint venture and a railcar manufacturing joint venture, our leasing warehouse investment, our castings joint venture and our tank head joint venture.

Loss from unconsolidated affiliates was $2.9 million for the three months ended November 30, 2017 compared to $2.6 million for the three months ended November 30, 2016. The $0.3 million increase in loss from unconsolidated affiliates was primarily attributed to losses at GBW due to lower repair volumes and our increased ownership stake in our Brazil operations which operated at a loss.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $7.1 million for the three months ended November 30, 2017 compared to $23.0 million in the prior comparable period. These amounts primarily represent our Mexican partner’s share of the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The three months ended November 30, 2017 also included our European partner’s share of the results of Greenbrier-Astra Rail. The decrease of $15.9 million from the prior year is primarily a result of a decrease in the volume of railcar deliveries and lower margins at our Mexican railcar manufacturing joint venture.

THE GREENBRIER COMPANIES, INC.

Liquidity and Capital Resources

	Three Months Ended November 30,
(In thousands)	2017	2016
Net cash provided by (used in) operating activities	$(39,654)	$31,826
Net cash provided by investing activities	45,220	12,242
Net cash used in financing activities	(23,890)	(24,366)
Effect of exchange rate changes	(1,736)	(8,591)

Net increase (decrease) in cash and cash equivalents	$(20,060)	$11,111

We have been financed through cash generated from operations and borrowings. At November 30, 2017, cash and cash equivalents were $591.4 million, a decrease of $20.1 million from $611.5 million at August 31, 2017.

The change in cash provided by operating activities for the three months ended November 30, 2017 compared to the three months ended November 30, 2016 was primarily due to a net change in working capital, lower earnings and an increase in net gain on disposition of equipment.

Cash used in investing activities primarily related to capital expenditures net of proceeds from the sale of assets. The change in cash used in investing activities for the three months ended November 30, 2017 compared to the three months ended November 30, 2016 was primarily attributable to higher proceeds from the sale of assets partially offset by an increase in capital expenditures and a change in restricted cash.

Capital expenditures totaled $29.9 million and $12.6 million for the three months ended November 30, 2017 and 2016, respectively. Manufacturing capital expenditures were approximately $10.4 million and $9.0 million for the three months ended November 30, 2017 and 2016, respectively. Capital expenditures for Manufacturing are expected to be approximately $70 million in 2018 and primarily relate to enhancements of our existing manufacturing facilities. Wheels & Parts capital expenditures were approximately $0.4 million and $1.2 million for the three months ended November 30, 2017 and 2016, respectively. Capital expenditures for Wheels & Parts are expected to be approximately $5 million in 2018 for maintenance and enhancements of our existing facilities. Leasing & Services and corporate capital expenditures were approximately $19.1 million and $2.4 million for the three months ended November 30, 2017 and 2016, respectively. Leasing & Services and corporate capital expenditures for 2018 are expected to be approximately $120 million. Proceeds from sales of leased railcar equipment are expected to be $150 million for 2018. The asset additions and dispositions for Leasing & Services in 2018 primarily relate to higher volumes of equipment purchases and sales as we rebalance our lease portfolio. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity.

Proceeds from the sale of assets, which primarily related to sales of railcars from our lease fleet within Leasing & Services, were approximately $75.1 million and $9.2 million for the three months ended November 30, 2017 and 2016, respectively. Proceeds from the sale of assets for the three months ended November 30, 2016 included approximately $7.7 million of equipment sold pursuant to sale leaseback transactions. The gain resulting from the sale leaseback transactions was deferred and is being recognized over the lease term in Net gain on disposition of equipment.

The change in cash used in financing activities for the three months ended November 30, 2017 compared to the three months ended November 30, 2016 was primarily attributed to net activities with joint venture partners and timing of when dividends were paid.

A quarterly dividend of $0.23 per share was declared on January 4, 2018.

The Board of Directors has authorized our company to repurchase in aggregate up to $225 million of our common stock. We did not repurchase any shares during the three months ended November 30, 2017. As of November 30, 2017, we had cumulatively repurchased 3,206,226 shares for approximately $137.0 million since October 2013 and had $88.0 million available under the share repurchase program with an expiration date of March 31, 2019.

THE GREENBRIER COMPANIES, INC.

Senior secured credit facilities, consisting of three components, aggregated to $626.7 million as of November 30, 2017. We had an aggregate of $358.8 million available to draw down under committed credit facilities as of November 30, 2017. This amount consists of $289.0 million available on the North American credit facility, $19.8 million on the European credit facilities and $50.0 million on the Mexican railcar manufacturing joint venture credit facilities.

As of November 30, 2017, a $550.0 million revolving line of credit, maturing October 2020, secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.75% or Prime plus 0.75% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of November 30, 2017, lines of credit totaling $26.7 million secured by certain of our European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.3% and Euro Interbank Offered Rate (EURIBOR) plus 1.9%, were available for working capital needs of our European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from February 2018 through June 2019.

As of November 30, 2017, our Mexican railcar manufacturing joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $30.0 million and is fully guaranteed by us and our joint venture partner. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw against this facility through January 2019. The second line of credit provides up to $20.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through July 2019.

As of November 30, 2017, outstanding commitments under the senior secured credit facilities consisted of $75.4 million in letters of credit under our North American credit facility and $6.9 million outstanding under our European credit facilities.

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into capital leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of November 30, 2017, we were in compliance with all such restrictive covenants.

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

As of November 30, 2017, we had a $36.5 million note receivable balance from GBW which is included on the Consolidated Balance Sheet in Accounts receivable, net. We are likely to make additional capital contributions or loans to GBW, an unconsolidated 50/50 joint venture, in the future.

As of November 30, 2017, we had a $10.0 million note receivable from Amsted-Maxion Cruzeiro, our unconsolidated Brazilian castings and components manufacturer and a $9.2 million note receivable balance from Greenbrier-Maxion, our unconsolidated Brazilian railcar manufacturer. These note receivables are included on the Consolidated Balance Sheet in Accounts receivable, net. In the future, we may make loans to or provide guarantees for Amsted-Maxion Cruzeiro or Greenbrier-Maxion.

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

Off-Balance Sheet Arrangements

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

THE GREENBRIER COMPANIES, INC.

The provisions of ASC 350, Intangibles - Goodwill and Other, require that we perform an impairment test on goodwill. We compare the fair value of each reporting unit with its carrying value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. An impairment loss is recorded to the extent that the reporting unit’s carrying amount exceeds the reporting unit’s fair value. An impairment loss cannot exceed the total amount of goodwill allocated to the reporting unit. Our goodwill balance was $67.8 million as of November 30, 2017 of which $43.3 million related to our Wheels & Parts segment and $24.5 million related to our Manufacturing segment.

GBW, an unconsolidated 50/50 joint venture, also separately tests its goodwill and indefinite-lived intangible assets for impairment consistent with the methodology described above. As of November 30, 2017, GBW had a goodwill balance of $41.5 million.

THE GREENBRIER COMPANIES, INC.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecast foreign currency sales and expenses. At November 30, 2017 exchange rates, forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros and U.S. Dollars; the purchase of Mexican Pesos and the sale of U.S. Dollars; and for the purchase of U.S. Dollars and the sale of Saudi Riyals aggregated to $243.5 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries where the functional currency is not U.S. Dollars. At November 30, 2017, net assets of foreign subsidiaries aggregated to $204.6 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $20.5 million, or 2.0% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same adverse direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $87.8 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At November 30, 2017, 81% of our outstanding debt had fixed rates and 19% had variable rates. At November 30, 2017, a uniform 10% increase in variable interest rates would have resulted in approximately $0.3 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE GREENBRIER COMPANIES, INC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 13 to Consolidated Financial Statements, Part I of this quarterly report.

Item 1A.	Risk Factors

This Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended August 31, 2017. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended August 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Since October 2013, the Board of Directors has authorized the Company to repurchase in aggregate up to $225 million of the Company’s common stock. The program may be modified, suspended or discontinued at any time without prior notice and currently has an expiration date of March 31, 2019. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period.

There were no shares repurchased under the share repurchase program during the three months ended November 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2017 – September 30, 2017	—	—	—	$87,989,491
October 1, 2017 – October 31, 2017	—	—	—	$87,989,491
November 1, 2017 – November 30, 2017	—	—	—	$87,989,491

	—		—

THE GREENBRIER COMPANIES, INC.

Item 6.	Exhibits

(a) List of Exhibits:

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2017 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: January 5, 2018	By:	/s/ Lorie L. Tekorius
Lorie L. Tekorius
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: January 5, 2018	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)