Form 10-Q
period 2018-02-28
GREENBRIER COMPANIES INC
filed 2018-04-06
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 28, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares of the registrant’s common stock, without par value, outstanding on April 2, 2018 was 32,153,485 shares.

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

These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

•	availability of financing sources and borrowing base and loan covenant flexibility for working capital, other business development activities, capital spending and leased railcars for syndication (sale of railcars with lease attached);
•	ability to renew, maintain or obtain sufficient credit facilities and financial guarantees on acceptable terms including loan covenants;
•	ability to utilize beneficial tax strategies;
•	ability to grow our businesses;
•	ability to obtain lease and sales contracts which provide adequate protection against attempted modifications or cancellations, changes in interest rates and increased costs of materials and components;
•	ability to obtain adequate insurance coverage at acceptable rates;
•	ability to convert backlog of railcar orders and obtain and execute lease syndication commitments;
•	ability to obtain adequate certification and licensing of products; and
•	short-term and long-term revenue and earnings effects of the above items.

The following factors, among others, could cause actual results or outcomes to differ materially from the forward-looking statements:

•	fluctuations in demand for newly manufactured railcars or marine barges and for wheels, repair services and parts;
•	delays in receipt of orders, risks that contracts may be canceled or modified during their term, not renewed, unenforceable or breached by the customer and that customers may not purchase the amount of products or services under the contracts as anticipated;
•	our ability to maintain sufficient availability of credit facilities and to maintain compliance with or to obtain appropriate amendments to covenants under various credit agreements;
•	domestic and international economic conditions including such matters as embargoes, quotas, tariffs, or modifications to existing trade agreements;
•	domestic and international political and security conditions in the United States (U.S.), Europe, Latin America, the Gulf Cooperation Council (GCC) and other areas including such matters as terrorism, war, civil disruption and crime;
•	the policies and priorities of the U.S. or other governments including those concerning international trade, infrastructure and corporate taxation;
•	sovereign risk related to international governments that includes, but is not limited to, governments stopping payments, repudiating their contracts, nationalizing private businesses and assets or altering foreign exchange regulations;

THE GREENBRIER COMPANIES, INC.

•	growth or reduction in the surface transportation industry, the enactment of policies favoring other types of surface transportation over rail transportation or the impact from technological advances;
•	our ability to maintain good relationships with our labor force, third party labor providers and collective bargaining units representing our direct and indirect labor force;
•	our ability to maintain good relationships with our customers and suppliers;
•	our ability to renew or replace expiring customer contracts on satisfactory terms;
•	our ability to obtain and execute suitable lease contracts for leased railcars for syndication;
•	steel and specialty component price fluctuations and availability, scrap surcharges, steel scrap prices and other commodity price fluctuations and availability and their impact on product demand and margin;
•	the delay or failure of acquired businesses or joint ventures, assets, start-up operations, or new products or services to compete successfully;
•	changes in product mix and the mix of revenue levels among reporting segments;
•	labor disputes, energy shortages or operating difficulties that might disrupt operations or the flow of cargo;
•	production difficulties and product delivery delays as a result of, among other matters, costs or inefficiencies associated with expansion, start-up, or changing of production lines or changes in production rates, equipment failures, changing technologies, transfer of production between facilities or non-performance of alliance partners, subcontractors or suppliers;
•	lower than anticipated lease renewal rates, earnings on utilization-based leases or residual values for owned or managed leased equipment;
•	discovery of defects in railcars or services resulting in increased warranty costs or litigation;
•	physical damage, business interruption or product or service liability claims that exceed our insurance coverage;
•	commencement of and ultimate resolution or outcome of pending or future litigation and investigations;
•	natural disasters or severe or unusual weather patterns that may affect either us, our suppliers or our customers;
•	loss of business from, or a decline in the financial condition of, any of the principal customers that represent a significant portion of our total revenues;
•	competitive factors, including introduction of competitive products, new entrants into certain of our markets, price pressures, limited customer base, and competitiveness of our manufacturing facilities and products;
•	industry overcapacity and our manufacturing capacity utilization;
•	decreases or write-downs in carrying value of inventory, goodwill, intangibles or other assets due to impairment;
•	severance or other costs or charges associated with layoffs, shutdowns, or reducing the size and scope of operations;
•	changes in future maintenance or warranty requirements;
•	our ability to adjust to the cyclical nature of the industries in which we operate;
•	changes in interest rates and financial impacts from interest rates;
•	our ability and cost to maintain and renew operating permits;
•	actions or failures to act by various regulatory agencies including changing tank car or other rail car regulations;
•	potential environmental remediation obligations;
•	changes in commodity prices, including oil and gas;
•	risks associated with our intellectual property rights or those of third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;
•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;
•	availability of a trained work force at a reasonable cost and with reasonable terms of employment;
•	availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;
•	our failure to successfully integrate joint ventures or acquired businesses or complete previously announced transactions;
•	discovery of previously unknown liabilities associated with acquired businesses;

THE GREENBRIER COMPANIES, INC.

•	the failure of, or our delay in implementing and using, new software or other technologies;
•	the impact of cybersecurity risks and the costs of mitigating and responding to a data security breach;
•	our ability to replace maturing lease and management services revenue and earnings from equipment sold from our lease fleet with revenue and earnings from new commercial transactions, including new railcar leases, additions to the lease fleet and new management services contracts;
•	credit limitations upon our ability to maintain effective hedging programs;
•	financial impacts from currency fluctuations and currency hedging activities in our worldwide operations;
•	increased costs or other impacts on us or our customers due to changes in legislation, taxes, regulations or accounting pronouncements;
•	our ability to effectively execute our business and operating strategies if we become the target of shareholder activism; and
•	fraud, misconduct by employees and potential exposure to liabilities under the Foreign Corrupt Practices Act and other anti-corruption laws and regulations.

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

All references to years refer to the fiscal years ended August 31st unless otherwise noted.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Consolidated Balance Sheets

(In thousands, unaudited)

	February 28, 2018	August 31, 2017
Assets
Cash and cash equivalents	$586,008	$611,466
Restricted cash	8,875	8,892
Accounts receivable, net	321,795	279,964
Inventories	408,419	400,127
Leased railcars for syndication	168,748	91,272
Equipment on operating leases, net	258,417	315,941
Property, plant and equipment, net	429,465	428,021
Investment in unconsolidated affiliates	98,009	108,255
Intangibles and other assets, net	83,308	85,177
Goodwill	69,011	68,590

	$2,432,055	$2,397,705

Liabilities and Equity
Revolving notes	$7,990	$4,324
Accounts payable and accrued liabilities	461,088	415,061
Deferred income taxes	41,257	75,791
Deferred revenue	85,886	129,260
Notes payable, net	559,755	558,228

Commitments and contingencies (Note 14)

Contingently redeemable noncontrolling interest	33,046	36,148

Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 28,732 and 28,503 shares outstanding at February 28, 2018 and August 31, 2017	—	—
Additional paid-in capital	316,073	315,306
Retained earnings	783,495	709,103
Accumulated other comprehensive loss	(4,121)	(6,279)

Total equity – Greenbrier	1,095,447	1,018,130
Noncontrolling interest	147,586	160,763

Total equity	1,243,033	1,178,893

	$2,432,055	$2,397,705

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Income

(In thousands, except per share amounts, unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Revenue
Manufacturing	$511,827	$445,504	$963,312	$899,537
Wheels & Parts	88,710	82,714	166,721	152,349
Leasing & Services	28,799	38,064	58,838	66,710

	629,336	566,282	1,188,871	1,118,596
Cost of revenue
Manufacturing	429,165	346,653	810,015	703,208
Wheels & Parts	80,708	75,497	153,214	140,475
Leasing & Services	14,116	25,207	30,981	43,237

	523,989	447,357	994,210	886,920
Margin	105,347	118,925	194,661	231,676
Selling and administrative expense	50,294	39,495	97,337	80,708
Net gain on disposition of equipment	(5,817)	(2,090)	(24,988)	(3,212)

Earnings from operations	60,870	81,520	122,312	154,180
Other costs
Interest and foreign exchange	7,029	5,673	14,049	7,397

Earnings before income taxes and earnings (loss) from unconsolidated affiliates	53,841	75,847	108,263	146,783
Income tax benefit (expense)	11,301	(24,858)	(6,834)	(45,244)

Earnings before earnings (loss) from unconsolidated affiliates	65,142	50,989	101,429	101,539
Earnings (loss) from unconsolidated affiliates	147	(1,988)	(2,763)	(4,572)

Net earnings	65,289	49,001	98,666	96,967
Net earnings attributable to noncontrolling interest	(3,647)	(14,465)	(10,771)	(37,469)

Net earnings attributable to Greenbrier	$61,642	$34,536	$87,895	$59,498

Basic earnings per common share	$2.10	$1.19	$3.00	$2.04
Diluted earnings per common share	$1.91	$1.09	$2.74	$1.88
Weighted average common shares:
Basic	29,355	29,130	29,343	29,113
Diluted	32,711	32,427	32,703	32,423
Dividends declared per common share	$0.23	$0.21	$0.46	$0.42

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Net earnings	$65,289	$49,001	$98,666	$96,967
Other comprehensive income
Translation adjustment	4,160	4,010	973	(2,710)
Reclassification of derivative financial instruments recognized in net earnings [1]	(337)	2,828	(665)	3,151
Unrealized gain (loss) on derivative financial instruments [2]	1,007	2,716	1,829	(2,188)
Other (net of tax effect)	44	(849)	25	(850)

	4,874	8,705	2,162	(2,597)

Comprehensive income	70,163	57,706	100,828	94,370
Comprehensive income attributable to noncontrolling interest	(3,655)	(14,465)	(10,775)	(37,469)

Comprehensive income attributable to Greenbrier	$66,508	$43,241	$90,053	$56,901

[1]	Net of tax effect of $0.1 million and $0.8 million for the three months ended February 28, 2018 and 2017 and $0.1 million and $0.9 million for the six months ended February 28, 2018 and 2017.
[2]	Net of tax effect of $0.4 million and $0.8 million for the three months ended February 28, 2018 and 2017 and $0.7 million and $0.2 million for the six months ended February 28, 2018 and 2017.

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Equity

(In thousands, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance September 1, 2017	28,503	$315,306	$709,103	$(6,279)	$1,018,130	$160,763	$1,178,893	$36,148
Net earnings	—	—	87,895	—	87,895	13,873	101,768	(3,102)
Other comprehensive income, net	—	—	—	2,158	2,158	4	2,162	—
Noncontrolling interest adjustments	—	—	—	—	—	(2,561)	(2,561)	—
Joint venture partner distribution declared	—	—	—	—	—	(30,993)	(30,993)	—
Investment by joint venture partner	—	—	—	—	—	6,500	6,500	—
Restricted stock awards (net of cancellations)	229	(4,250)	—	—	(4,250)	—	(4,250)	—
Unamortized restricted stock	—	(950)	—	—	(950)	—	(950)	—
Restricted stock amortization	—	5,967	—	—	5,967	—	5,967	—
Cash dividends	—	—	(13,503)	—	(13,503)	—	(13,503)	—

Balance February 28, 2018	28,732	$316,073	$783,495	$(4,121)	$1,095,447	$147,586	$1,243,033	$33,046

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2016	28,205	$282,886	$618,178	$(26,753)	$874,311	$142,516	$1,016,827
Net earnings	—	—	59,498	—	59,498	37,469	96,967
Other comprehensive loss, net	—	—	—	(2,597)	(2,597)	—	(2,597)
Noncontrolling interest adjustments	—	—	—	—	—	(3,255)	(3,255)
Joint venture partner distribution declared	—	—	—	—	—	(18,783)	(18,783)
Restricted stock awards (net of cancellations)	195	(1,876)	—	—	(1,876)	—	(1,876)
Unamortized restricted stock	—	(1,105)	—	—	(1,105)	—	(1,105)
Restricted stock amortization	—	8,437	—	—	8,437	—	8,437
Tax deficiency from restricted stock awards	—	(2,453)	—	—	(2,453)	—	(2,453)
Cash dividends	—	—	(12,234)	—	(12,234)	—	(12,234)
2024 Convertible Senior Notes – equity component, net of tax	—	20,818	—	—	20,818	—	20,818
2024 Convertible Senior Notes issuance costs – equity component, net of tax	—	(715)	—	—	(715)	—	(715)

Balance February 28, 2017	28,400	$305,992	$665,442	$(29,350)	$942,084	$157,947	$1,100,031

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months Ended February 28,
	2018	2017
Cash flows from operating activities
Net earnings	$98,666	$96,967
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	(35,080)	2,272
Depreciation and amortization	36,454	30,580
Net gain on disposition of equipment	(24,988)	(3,212)
Accretion of debt discount	2,060	330
Stock based compensation expense	12,574	10,854
Noncontrolling interest adjustments	(2,555)	(3,255)
Other	958	548
Decrease (increase) in assets:
Accounts receivable, net	(25,681)	(67,271)
Inventories	(10,211)	(17,673)
Leased railcars for syndication	(74,129)	37,903
Other	10,434	5,550
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	46,434	1,718
Deferred revenue	(42,589)	(10,468)

Net cash provided by (used in) operating activities	(7,653)	84,843

Cash flows from investing activities
Proceeds from sales of assets	105,142	19,898
Capital expenditures	(53,503)	(21,194)
Decrease in restricted cash	17	15,583
Investment in and advances to unconsolidated affiliates	(17,739)	(550)
Other	1,207	550

Net cash provided by investing activities	35,124	14,287

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	3,666	—
Proceeds from revolving notes with maturities longer than 90 days	—	—
Repayments of revolving notes with maturities longer than 90 days	—	—
Proceeds from issuance of notes payable	13,929	275,000
Repayments of notes payable	(16,056)	(3,719)
Investment by joint venture partner	6,500	—
Debt issuance costs	—	(9,450)
Dividends	(13,546)	(12,138)
Cash distribution to joint venture partner	(41,758)	(19,486)
Tax payments for net share settlement of restricted stock	(5,199)	(2,981)
Excess tax deficiency from restricted stock awards	—	(2,453)

Net cash provided by (used in) financing activities	(52,464)	224,773

Effect of exchange rate changes	(465)	(830)
Increase (decrease) in cash and cash equivalents	(25,458)	323,073
Cash and cash equivalents
Beginning of period	611,466	222,679

End of period	$586,008	$545,752

Cash paid during the period for
Interest	$9,234	$4,944
Income taxes, net	$20,789	$18,818
Non-cash activity
Transfer from Leased railcars for syndication to Equipment on operating leases, net	$—	$6,082
Capital expenditures accrued in Accounts payable and accrued liabilities	$12,748	$4,783
Change in Accounts payable and accrued liabilities associated with cash distributions to joint venture partner	$396	$703
Change in Accounts payable and accrued liabilities associated with dividends declared	$43	$(96)

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) as of February 28, 2018 and for the three and six months ended February 28, 2018 and 2017 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. The results of operations for the three and six months ended February 28, 2018 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2018.

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

Initial Adoption of Accounting Policies – In the first quarter of 2018, the Company adopted Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). This changes how companies account for certain aspects of share-based payments to employees. Excess tax benefits or deficiencies related to vested awards which were previously recognized in stockholders’ equity are now recognized in the income statement when awards vest. For the six months ended February 28, 2018, the impact of adopting this new guidance was immaterial. Additionally, all tax-related cash flows resulting from stock-based awards are reported as operating activities in the statement of cash flow. Prior to adopting the updated standard, excess tax benefits or deficiencies were reported as financing activities in the statement of cash flows.

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

The Company did not repurchase any shares during the three and six months ended February 28, 2018. As of February 28, 2018, the Company had cumulatively repurchased 3,206,226 shares for approximately $137.0 million since October 2013 and had $88.0 million available under the share repurchase program.

THE GREENBRIER COMPANIES, INC.

Note 2 – Acquisitions

On June 1, 2017, Greenbrier and Astra Holding GmbH (Astra) contributed their European operations to a newly formed company, Greenbrier-Astra Rail, a Europe-based freight railcar manufacturing, engineering and repair business. As consideration for an approximate 75% controlling interest, Greenbrier agreed to pay Astra €30 million at closing and €30 million 12 months after closing and issue an approximate 25% noncontrolling interest in the new company. The total net assets acquired of $115.8 million includes $38.3 million representing the fair value of the noncontrolling interest at the acquisition date.

Astra also received a put option to sell its entire noncontrolling interest to Greenbrier at an exercise price equal to the higher of fair value or a defined EBITDA multiple as measured on the exercise date. The option is exercisable 30 days prior to and up until June 1, 2022. Due to Astra’s redemption right under the put option, the noncontrolling interest has been classified as a Contingently redeemable noncontrolling interest in the mezzanine section of the Consolidated Balance Sheets. The carrying value of the noncontrolling interest cannot be less than the maximum redemption amount, which is the amount Greenbrier will settle the put option for if exercised. Adjustments to reconcile the carrying value to the maximum redemption amount are recorded to retained earnings. There were no such adjustments during the period ended February 28, 2018.

For the six months ended February 28, 2018, the European operations contributed by Astra generated revenues of $76.9 million and an immaterial loss from operations, which are reported in the Company’s consolidated financial statements as part of the Manufacturing segment. The impact of the acquisition was not material to the Company’s consolidated results of operations, therefore pro forma financial information has not been included.

The purchase price of the net assets acquired from Astra is allocated as follows:

(in thousands)
Cash and cash equivalents	$6,562
Accounts receivable	10,984
Inventories	30,454
Property, plant and equipment	75,296
Intangibles and other assets	17,300
Goodwill	25,746

Total assets acquired	166,342
Accounts payable and accrued liabilities	17,879
Deferred income taxes	7,292
Deferred revenue	964
Notes payable	24,382

Total liabilities assumed	50,517

Net assets acquired	$115,825

The valuation of certain assets and liabilities in the Astra acquisition is preliminary. Minor adjustments were made to the purchase price allocation during the six months ended February 28, 2018.

THE GREENBRIER COMPANIES, INC.

Note 3 – Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead. The following table summarizes the Company’s inventory balance:

(In thousands)	February 28, 2018	August 31, 2017
Manufacturing supplies and raw materials	$250,495	$222,080
Work-in-process	86,442	86,794
Finished goods	76,581	95,389
Excess and obsolete adjustment	(5,099)	(4,136)

	$408,419	$400,127

Note 4 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	February 28, 2018	August 31, 2017
Intangible assets subject to amortization:
Customer relationships	$64,521	$64,521
Accumulated amortization	(41,847)	(40,153)
Other intangibles	17,155	20,207
Accumulated amortization	(6,020)	(4,866)

	33,809	39,709
Intangible assets not subject to amortization	4,254	912
Prepaid and other assets	14,676	16,914
Nonqualified savings plan investments	24,710	20,974
Revolving notes issuance costs, net	2,209	2,623
Assets held for sale	3,650	4,045

Total Intangible and other assets, net	$83,308	$85,177

Amortization expense for the three and six months ended February 28, 2018 was $1.4 million and $2.7 million and for the three and six months ended February 28, 2017 was $0.9 million and $2.6 million. Amortization expense for the years ending August 31, 2018, 2019, 2020, 2021 and 2022 is expected to be $5.8 million, $5.4 million, $5.7 million, $5.4 million and $4.0 million.

THE GREENBRIER COMPANIES, INC.

Note 5 – Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $634.1 million as of February 28, 2018.

As of February 28, 2018, a $550.0 million revolving line of credit, maturing October 2020, secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.75% or Prime plus 0.75% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of February 28, 2018, lines of credit totaling $34.1 million secured by certain of the Company’s European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.3% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from December 2018 through June 2019.

As of February 28, 2018, the Company’s Mexican railcar manufacturing joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $30.0 million and is fully guaranteed by the Company and its joint venture partner. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw against this facility through January 2019. The second line of credit provides up to $20.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through July 2019.

As of February 28, 2018, outstanding commitments under the senior secured credit facilities consisted of $75.0 million in letters of credit under the North American credit facility and $8.0 million outstanding under the European credit facilities.

As of August 31, 2017, outstanding commitments under the senior secured credit facilities consisted of $77.6 million in letters of credit under the North American credit facility and $4.3 million outstanding under the European credit facilities.

THE GREENBRIER COMPANIES, INC.

Note 6 – Accounts Payable and Accrued Liabilities

(In thousands)	February 28, 2018	August 31, 2017
Trade payables	$215,491	$180,592
Other accrued liabilities	114,655	111,316
Accrued payroll and related liabilities	85,481	84,749
Accrued warranty	26,977	20,737
Accrued maintenance	18,484	17,667

	$461,088	$415,061

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

Warranty accrual activity:

(In thousands)	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Balance at beginning of period	$21,952	$11,737	$20,737	$12,159
Charged to cost of revenue, net	5,646	3,288	7,599	3,645
Payments	(1,089)	(495)	(1,840)	(1,132)
Currency translation effect	468	52	481	(90)

Balance at end of period	$26,977	$14,582	$26,977	$14,582

THE GREENBRIER COMPANIES, INC.

Note 8 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Gain (loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2017	$181	$(5,366)	$(1,094)	$(6,279)
Other comprehensive loss before reclassifications	1,829	969	25	2,823
Amounts reclassified from Accumulated other comprehensive loss	(665)	—	—	(665)

Balance, February 28, 2018	$1,345	$(4,397)	$(1,069)	$(4,121)

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Income, with presentation location, were as follows:

(In thousands)	Three Months Ended February 28,		Financial Statement Location
	2018	2017
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$(546)	$3,299	Revenue and cost of revenue
Interest rate swap contracts	106	288	Interest and foreign exchange

	(440)	3,587	Total before tax
	103	(759)	Income tax benefit (expense)

	$(337)	$2,828	Net of tax

(In thousands)	Six Months Ended February 28,		Financial Statement Location
	2018	2017
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$(1,057)	$3,442	Revenue and cost of revenue
Interest rate swap contracts	273	626	Interest and foreign exchange

	(784)	4,068	Total before tax
	119	(917)	Income tax benefit (expense)

	$(665)	$3,151	Net of tax

THE GREENBRIER COMPANIES, INC.

Note 9 – Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

(In thousands)	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Weighted average basic common shares outstanding (1)	29,355	29,130	29,343	29,113
Dilutive effect of 2018 Convertible notes (2)	3,349	3,287	3,340	3,276
Dilutive effect of 2024 Convertible notes (3)	—	—	—	—
Dilutive effect of performance based restricted stock units (4)	7	10	20	34

Weighted average diluted common shares outstanding	32,711	32,427	32,703	32,423

(1)	Restricted stock grants and restricted stock units, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position.
(2)	The dilutive effect of the 2018 Convertible notes was included as they were considered dilutive under the “if converted” method as further discussed below.
(3)	The 2024 Convertible notes were issued in February 2017. The dilutive effect of the 2024 Convertible notes was excluded for the three and six months ended February 28, 2018 and 2017 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive.
(4)	Restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved, are included in weighted average diluted common shares outstanding when the Company is in a net earnings position.

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

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Net earnings attributable to Greenbrier	$61,642	$34,536	$87,895	$59,498
Add back:
Interest and debt issuance costs on the 2018 Convertible notes, net of tax	843	733	1,686	1,466

Earnings before interest and debt issuance costs on convertible notes	$62,485	$35,269	$89,581	$60,964

Weighted average diluted common shares outstanding	32,711	32,427	32,703	32,423
Diluted earnings per share (1)	$1.91	$1.09	$2.74	$1.88

(1)	Diluted earnings per share was calculated as follows:

Earnings before interest and debt issuance costs (net of tax) on convertible notes

Weighted average diluted common shares outstanding

THE GREENBRIER COMPANIES, INC.

Note 10 – Stock Based Compensation

The value of stock based compensation awards is amortized as compensation expense from the grant date through the earlier of the vesting period or the recipient’s eligible retirement date. Awards are expensed upon grant when the recipient’s eligible retirement date precedes the grant date.

Stock based compensation expense was $6.6 million and $12.6 million for the three and six months ended February 28, 2018, respectively and $5.5 million and $10.9 million for the three and six months ended February 28, 2017, respectively. Compensation expense is recorded in Selling and administrative expense and Cost of revenue on the Consolidated Statements of Income.

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

At February 28, 2018 exchange rates, forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros and U.S. Dollars; the purchase of Mexican Pesos and the sale of U.S. Dollars; and for the purchase of U.S. Dollars and the sale of Saudi Riyals aggregated to $205.7 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when there is a loss, or as Accounts receivable, net when there is a gain. As the contracts mature at various dates through December 2019, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At February 28, 2018 exchange rates, approximately $0.7 million would be reclassified to revenue or cost of revenue in the next 12 months.

At February 28, 2018, an interest rate swap agreement maturing in March 2020 had a notional amount of $86.9 million. The fair value of the contract is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At February 28, 2018 interest rates, approximately $0.4 million would be reclassified to interest expense in the next 12 months.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		February 28, 2018	August 31, 2017		February 28, 2018	August 31, 2017
(In thousands)	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$2,158	$2,341	Accounts payable and accrued liabilities	$685	$1,761
Interest rate swap contracts	Accounts receivable, net	598	—	Accounts payable and accrued liabilities	1	1,125

		$2,756	$2,341		$686	$2,886

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$1,722	$1,473	Accounts payable and accrued liabilities	$30	$—

THE GREENBRIER COMPANIES, INC.

The Effect of Derivative Instruments on the Statements of Income

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives six months ended February 28,
		2018	2017
Foreign forward exchange contract	Interest and foreign exchange	$1,933	$520
Interest rate swap contracts	Interest and foreign exchange	(1)	23

		$1,932	$543

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) six months ended February 28,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income (effective portion) six months ended February 28,		Location of gain (loss) on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (ineffective portion and amount excluded from effectiveness testing) six months ended February 28,
	2018	2017		2018	2017		2018	2017
Foreign forward exchange contracts	$1,222	$(3,592)	Revenue	$1,430	$(3,096)	Revenue	$282	$(3,355)
Foreign forward exchange contracts	(223)	(435)	Cost of revenue	(373)	(346)	Cost of revenue	196	100
Interest rate swap contracts	1,473	1,464	Interest and foreign exchange	(273)	(626)	Interest and foreign exchange	—	—

	$2,472	$(2,563)		$784	$(4,068)		$478	$(3,255)

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

THE GREENBRIER COMPANIES, INC.

For the three months ended February 28, 2018:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$511,827	$13,948	$525,775	$63,185	$3,415	$66,600
Wheels & Parts	88,710	8,951	97,661	5,119	780	5,899
Leasing & Services	28,799	4,365	33,164	16,114	3,794	19,908
Eliminations	—	(27,264)	(27,264)	—	(7,989)	(7,989)
Corporate	—	—	—	(23,548)	—	(23,548)

	$629,336	$—	$629,336	$60,870	$—	$60,870

For the six months ended February 28, 2018:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$963,312	$30,752	$994,064	$116,154	$7,601	$123,755
Wheels & Parts	166,721	16,683	183,404	7,537	1,528	9,065
Leasing & Services	58,838	5,970	64,808	44,304	5,166	49,470
Eliminations	—	(53,405)	(53,405)	—	(14,295)	(14,295)
Corporate	—	—	—	(45,683)	—	(45,683)

	$1,188,871	$—	$1,188,871	$122,312	$—	$122,312

For the three months ended February 28, 2017:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$445,504	$—	$445,504	$85,369	$—	$85,369
Wheels & Parts	82,714	7,233	89,947	5,569	512	6,081
Leasing & Services	38,064	2,112	40,176	9,889	1,924	11,813
Eliminations	—	(9,345)	(9,345)	—	(2,436)	(2,436)
Corporate	—	—	—	(19,307)	—	(19,307)

	$566,282	$—	$566,282	$81,520	$—	$81,520

For the six months ended February 28, 2017:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$899,537	$—	$899,537	$168,710	$—	$168,710
Wheels & Parts	152,349	14,434	166,783	8,463	1,124	9,587
Leasing & Services	66,710	7,446	74,156	17,279	7,174	24,453
Eliminations	—	(21,880)	(21,880)	—	(8,298)	(8,298)
Corporate	—	—	—	(40,272)	—	(40,272)

	$1,118,596	$—	$1,118,596	$154,180	$—	$154,180

	Total assets
	February 28,	August 31,
(In thousands)	2018	2017
Manufacturing	$911,505	$914,450
Wheels & Parts	260,077	236,315
Leasing & Services	565,626	535,323
Unallocated	694,847	711,617

	$2,432,055	$2,397,705

THE GREENBRIER COMPANIES, INC.

Reconciliation of Earnings from operations to Earnings before income tax and earnings (loss) from unconsolidated affiliates:

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands)	2018	2017	2018	2017
Earnings from operations	$60,870	$81,520	$122,312	$154,180
Interest and foreign exchange	7,029	5,673	14,049	7,397

Earnings before income tax and earnings (loss) from unconsolidated affiliates	$53,841	$75,847	$108,263	$146,783

The Company has a 50% ownership interest in the GBW Joint Venture and accounts for its interest under the equity method of accounting. The Company’s 50% share of the results of operations are included in Earnings (loss) from unconsolidated affiliates in the Consolidated Statement of Income and its investment is included in Investments in unconsolidated affiliates in the Consolidated Balance Sheet. The GBW Joint Venture is Greenbrier’s fourth reportable segment. Information included in the tables below represent totals for GBW Railcar Services LLC (GBW) rather than Greenbrier’s 50% share, as this is how performance and resource allocation is evaluated.

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands)	2018	2017	2018	2017
Revenue	$62,685	$64,249	$120,685	$134,502
Loss from operations	$(5,460)	$(6,901)	$(11,204)	$(11,463)

	Total Assets
	February 28, 2018	August 31, 2017
GBW (1)	$208,522	$206,009

(1)	Includes goodwill and intangible assets of $77.5 million and $78.8 million as of February 28, 2018 and August 31, 2017.

Note 13 – Income Taxes

The enactment of the Tax Cuts and Jobs Act (Tax Act) on December 22, 2017 significantly changed U.S. federal income tax law. The changes with the largest effects on the Company were the reduction of the statutory federal corporate tax rate from 35% to 21% effective January 1, 2018 and the imposition of a transition tax on foreign earnings not previously subject to U.S. taxation. As a result of the Company’s fiscal year, the Company’s statutory federal corporate rate is a blended rate of 25.7% in 2018, which will be reduced to 21% in 2019 and thereafter.

Deferred income taxes were remeasured as a result of the new statutory rate, resulting in a tax benefit of $34.3 million for the three and six months ended February 28, 2018.

The Tax Act requires the Company to accrue a transition tax in its 2018 taxable income on foreign earnings not previously subject to U.S. taxation. The transition tax resulted in a tax expense of $11.5 million for the three and six months ended February 28, 2018. The Company intends to pay this transition tax over eight years as permitted by the Tax Act. Notwithstanding this deemed inclusion in taxable income, any actual repatriation of these foreign earnings would be accompanied by foreign withholding taxes. The Company does not intend to repatriate these foreign earnings and continues to assert that its foreign earnings are indefinitely reinvested.

The Tax Act also imposed a tax on global intangible low-taxed income (GILTI tax) for taxable years beginning after December 31, 2017, which is applicable to the Company beginning in 2019.

THE GREENBRIER COMPANIES, INC.

Staff Accounting Bulletin 118, issued by the SEC on the date of the Tax Act, allows registrants to record provisional amounts related to the Tax Act during a measurement period that will end at the earlier of one year from the date of the enactment of the Tax Act or whenever the registrant has obtained and analyzed the information necessary to finalize its accounting. The amounts that were recorded in the three and six months ended February 28, 2018 for the remeasurement of deferred income taxes and for the transition tax are provisional amounts. Both were recorded as discrete items of tax expense or benefit. These amounts may be revised in subsequent quarters as further information is obtained and analyzed.

The table below reconciles the effects of the Tax Act discussed above on the effective tax rate for the six months ended February 28, 2018:

Effective tax rate before the Tax Act	33.0%
Benefit from reduction in statutory federal corporate tax rate from 35% to 25.7%	(5.6)

Effective tax rate before discrete items	27.4
Discrete benefit from revaluation of deferred income taxes	(31.7)
Discrete expense from transition tax	10.6

Effective tax rate	6.3%

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

THE GREENBRIER COMPANIES, INC.

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

In the quarter ended November 30, 2016, the Company received an adverse judgment of approximately $15 million on one matter related to commercial litigation in a foreign jurisdiction. The judgment was reversed on appeal and the case was remanded to the trial court. In June 2017 the court issued a new judgment against the Company of approximately $10 million. The judgment was affirmed on appeal. The Company has settled the litigation for less than the judgment and expects final dismissal of the case in the ordinary course.

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

As of February 28, 2018, the Company had outstanding letters of credit aggregating $75.0 million associated with performance guarantees, facility leases and workers compensation insurance.

As of February 28, 2018, the Company had a $42.5 million note receivable balance from GBW which is included on the Consolidated Balance Sheet in Accounts receivable, net. The Company may make additional capital contributions or loans to GBW, an unconsolidated 50/50 joint venture, in the future.

THE GREENBRIER COMPANIES, INC.

As of February 28, 2018, the Company had a $10.0 million note receivable from Amsted-Maxion Cruzeiro, its unconsolidated Brazilian castings and components manufacturer and a $9.1 million note receivable balance from Greenbrier-Maxion, its unconsolidated Brazilian railcar manufacturer. These note receivables are included on the Consolidated Balance Sheet in Accounts receivable, net. In the future, the Company may make loans to or provide guarantees for Amsted-Maxion Cruzeiro or Greenbrier-Maxion.

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

Level 1 -	observable inputs such as unadjusted quoted prices in active markets for identical instruments;

Level 2 -	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and

Level 3 -	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of February 28, 2018 were:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$4,478	$—	$4,478	$—
Nonqualified savings plan investments	24,710	24,710	—	—
Cash equivalents	105,791	105,791	—	—

	$134,979	$130,501	$4,478	$—

Liabilities:
Derivative financial instruments	$716	$—	$716	$—

(1)	Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 11 Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2017 were:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$3,814	$—	$3,814	$—
Nonqualified savings plan investments	20,974	20,974	—	—
Cash equivalents	105,337	105,337	—	—

	$130,125	$126,311	$3,814	$—

Liabilities:
Derivative financial instruments	$2,886	$—	$2,886	$—

THE GREENBRIER COMPANIES, INC.

Note 16 – Related Party Transactions

In June 2017, the Company purchased a 40% interest in the common equity of an entity that buys and sells railcar assets that are leased to third parties. The railcars sold to this leasing warehouse are principally built by Greenbrier. The Company accounts for this leasing warehouse investment under the equity method of accounting. As of February 28, 2018, the carrying amount of the investment was $5.3 million which is classified in Investment in unconsolidated affiliates in the Consolidated Balance Sheet. Upon sale of railcars to this entity from Greenbrier, 60% of the related revenue and margin is recognized and 40% is deferred until the railcars are ultimately sold by the entity. During the six months ended February 28, 2018, the Company recognized $16 million in revenue associated with railcars sold into the leasing warehouse and an additional $41 million associated with railcars sold out of the leasing warehouse. The Company also provides administrative and remarketing services to this entity and earns management fees for these services which were minor for the six months ended February 28, 2018.

Note 17 – Subsequent Event

The Company’s 3.5% convertible senior notes due 2018 had a balance of $119.1 million at February 28, 2018. These notes matured on March 30, 2018 with a conversion price of $35.47. The conversion of these notes resulted in the issuance of an additional 3.4 million shares of the Company’s common stock. These additional shares have historically been included in the calculation of diluted earnings per share.

THE GREENBRIER COMPANIES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in four reportable segments: Manufacturing; Wheels & Parts; Leasing & Services; and GBW Joint Venture. Our segments are operationally integrated. The Manufacturing segment, which currently operates from facilities in the U.S., Mexico, Poland and Romania, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Wheels & Parts segment performs wheel and axle servicing, as well as production of a variety of parts for the railroad industry in North America. The Leasing & Services segment owns approximately 8,400 railcars (5,900 railcars held as equipment on operating leases, 2,400 held as leased railcars for syndication and 100 held as finished goods inventory) and provides management services for approximately 359,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America as of February 28, 2018. The GBW Joint Venture segment provides repair services across North America, including facilities certified by the AAR. The results of GBW’s operations are included as part of Earnings (loss) from unconsolidated affiliates as we account for our interest under the equity method of accounting. Through other unconsolidated affiliates we produce rail and industrial castings, tank heads and other components and have an ownership stake in a railcar manufacturer in Brazil and a leasing warehouse.

Our total manufacturing backlog of railcar units as of February 28, 2018 was approximately 24,100 units with an estimated value of $2.29 billion, of which 20,700 units are for direct sales and 3,400 units are for lease to third parties. Approximately 3% of backlog units and the estimated value as of February 28, 2018 was associated with our Brazilian manufacturing operations which is accounted for under the equity method. Backlog units for lease may be syndicated to third parties or held in our own fleet depending on a variety of factors. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix and pricing will be determined in the future, which may impact the dollar amount of backlog. Marine backlog as of February 28, 2018 was $9 million.

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

THE GREENBRIER COMPANIES, INC.

Three Months Ended February 28, 2018 Compared to Three Months Ended February 28, 2017

Overview

Revenue, cost of revenue, margin and operating profit presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three Months Ended February 28,
(In thousands)	2018	2017
Revenue:
Manufacturing	$511,827	$445,504
Wheels & Parts	88,710	82,714
Leasing & Services	28,799	38,064

	629,336	566,282
Cost of revenue:
Manufacturing	429,165	346,653
Wheels & Parts	80,708	75,497
Leasing & Services	14,116	25,207

	523,989	447,357
Margin:
Manufacturing	82,662	98,851
Wheels & Parts	8,002	7,217
Leasing & Services	14,683	12,857

	105,347	118,925
Selling and administrative	50,294	39,495
Net gain on disposition of equipment	(5,817)	(2,090)

Earnings from operations	60,870	81,520
Interest and foreign exchange	7,029	5,673

Earnings before income taxes and earnings (loss) from unconsolidated affiliates	53,841	75,847
Income tax benefit (expense)	11,301	(24,858)

Earnings before earnings (loss) from unconsolidated affiliates	65,142	50,989
Earnings (loss) from unconsolidated affiliates	147	(1,988)

Net earnings	65,289	49,001
Net earnings attributable to noncontrolling interest	(3,647)	(14,465)

Net earnings attributable to Greenbrier	$61,642	$34,536

Diluted earnings per common share	$1.91	$1.09

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Three Months Ended February 28,
(In thousands)	2018	2017
Operating profit (loss):
Manufacturing	$63,185	$85,369
Wheels & Parts	5,119	5,569
Leasing & Services	16,114	9,889
Corporate	(23,548)	(19,307)

	$60,870	$81,520

THE GREENBRIER COMPANIES, INC.

Consolidated Results

(In thousands)	Three Months Ended February 28,		Increase (Decrease)	% Change
	2018	2017
Revenue	$629,336	$566,282	$63,054	11.1%
Cost of revenue	$523,989	$447,357	$76,632	17.1%
Margin (%)	16.7%	21.0%	(4.3%)	*
Net earnings attributable to Greenbrier	$61,642	$34,536	$27,106	78.5%

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 11.1% increase in revenue for the three months ended February 28, 2018 as compared to the three months ended February 28, 2017 was primarily due to a 14.9% increase in Manufacturing revenue. The increase in Manufacturing revenue was primarily due to a 10.3% increase in deliveries and a change in product mix. The increase was also attributed to a 7.2% increase in Wheels & Parts revenue as a result of higher wheel set and component volumes due to an increase in demand and an increase in scrap metal pricing. The overall increase in revenue was partially offset by a 24.3% decrease in Leasing & Services revenue primarily attributed to a decrease in the sale of railcars which we had purchased from third parties with the intent to resell them and a decline in leasing revenue due to fewer railcars on operating leases as we rebalance our lease portfolio.

The 17.1% increase in cost of revenue for the three months ended February 28, 2018 as compared to the three months ended February 28, 2017 was due to a 23.8% increase in Manufacturing cost of revenue. The increase in Manufacturing cost of revenue was primarily due to a 10.3% increase in the volume of railcar deliveries and a change in product mix. The increase was also attributed to a 6.9% increase in Wheels & Parts cost of revenue, primarily due to higher wheel set and component costs associated with increased volumes. The overall increase in cost of revenue was partially offset by a 44.0% decrease in Leasing & Services cost of revenue primarily due to a decrease in costs associated with a decline in the volume of railcars sold that we purchased from third parties and fewer railcars on operating leases as we rebalance our lease portfolio.

Margin as a percentage of revenue was 16.7% and 21.0% for the three months ended February 28, 2018 and 2017, respectively. The overall margin as a percentage of revenue was negatively impacted by a decrease in Manufacturing margin to 16.2% from 22.2% primarily attributed to a change in product mix. This was partially offset by an increase in Leasing & Services margin to 51.0% from 33.8% as a result of higher management services margin from lower maintenance costs and a higher average volume of rent-producing leased railcars for syndication.

The $27.1 million increase in net earnings for the three months ended February 28, 2018 as compared to the three months ended February 28, 2017 was primarily attributable to a reduction in the tax rate due to the Tax Act. See Note 13 Income Taxes for further discussion of the impact of the Tax Act.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

(In thousands)	Three Months Ended February 28,		Increase (Decrease)	% Change
	2018	2017
Revenue	$511,827	$445,504	$66,323	14.9%
Cost of revenue	$429,165	$346,653	$82,512	23.8%
Margin (%)	16.2%	22.2%	(6.0%)	*
Operating profit ($)	$63,185	$85,369	$(22,184)	(26.0%)
Operating profit (%)	12.3%	19.2%	(6.9%)	*
Deliveries	4,300	3,900	400	10.3%

*	Not meaningful

As of June 1, 2017, the Manufacturing segment included the results of Greenbrier-Astra Rail which is consolidated for financial reporting purposes.

Manufacturing revenue increased $66.3 million or 14.9% for the three months ended February 28, 2018 compared to the three months ended February 28, 2017. The increase in revenue was primarily attributed to a 10.3% increase in deliveries and a change in product mix.

Manufacturing cost of revenue increased $82.5 million or 23.8% for the three months ended February 28, 2018 compared to the three months ended February 28, 2017. The increase in cost of revenue was primarily attributed to a 10.3% increase in the volume of railcar deliveries and a change in product mix.

Manufacturing margin as a percentage of revenue decreased 6.0% for the three months ended February 28, 2018 compared to the three months ended February 28, 2017. The decrease was primarily attributed to a change in product mix.

Manufacturing operating profit decreased $22.2 million or 26.0% for the three months ended February 28, 2018 compared to the three months ended February 28, 2017. The decrease was primarily attributed to lower margins and increased costs associated with expanded international operations. This was partially offset by an increase in the volume of railcar deliveries.

THE GREENBRIER COMPANIES, INC.

Wheels & Parts Segment

(In thousands)	Three Months Ended February 28,		Increase (Decrease)	% Change
	2018	2017
Revenue	$88,710	$82,714	$5,996	7.2%
Cost of revenue	$80,708	$75,497	$5,211	6.9%
Margin (%)	9.0%	8.7%	0.3%	*
Operating profit ($)	$5,119	$5,569	$(450)	(8.1%)
Operating profit (%)	5.8%	6.7%	(0.9%)	*

*	Not meaningful

Wheels & Parts revenue increased $6.0 million or 7.2% for the three months ended February 28, 2018 compared to the three months ended February 28, 2017. The increase was primarily as a result of higher wheel set and component volumes due to an increase in demand and an increase in scrap metal pricing. These were partially offset by a decrease in parts volume.

Wheels & Parts cost of revenue increased $5.2 million or 6.9% for the three months ended February 28, 2018 compared to the three months ended February 28, 2017. The increase was primarily attributed to higher wheel set and component costs associated with increased volumes. This was partially offset by a decrease in parts volume.

Wheels & Parts margin as a percentage of revenue increased 0.3% for the three months ended February 28, 2018 compared to the three months ended February 28, 2017. The increase was primarily attributed to higher wheel set and component volumes and an increase in scrap metal pricing. This was partially offset by a less favorable parts product mix.

Wheels & Parts operating profit decreased $0.5 million or 8.1% for the three months ended February 28, 2018 compared to the three months ended February 28, 2017. The decrease was primarily attributed to higher employee related costs partially offset by an increase in margin.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

(In thousands)	Three Months Ended February 28,		Increase (Decrease)	% Change
	2018	2017
Revenue	$28,799	$38,064	$(9,265)	(24.3%)
Cost of revenue	$14,116	$25,207	$(11,091)	(44.0%)
Margin (%)	51.0%	33.8%	17.2%	*
Operating profit ($)	$16,114	$9,889	$6,225	62.9%
Operating profit (%)	56.0%	26.0%	30.0%	*

*	Not meaningful

The Leasing & Services segment primarily generates revenue from leasing railcars from its lease fleet and providing various management services. We also earn revenue from rent-producing leased railcars for syndication, which are held short term and classified as Leased railcars for syndication on our Consolidated Balance Sheet. From time to time, railcars are purchased from third parties with the intent to resell them. The gross proceeds from the sale of these railcars are recorded in revenue and the cost of purchasing these railcars are recorded in cost of revenue.

Leasing & Services revenue decreased $9.3 million or 24.3% for the three months ended February 28, 2018 compared to the three months ended February 28, 2017. The decrease was primarily attributed to a decrease in the sale of railcars which we had purchased from third parties with the intent to resell them and a decline in leasing revenue due to fewer railcars on operating leases as we rebalance our lease portfolio. This was partially offset by higher management services revenue from new service agreements and a higher average volume of rent-producing leased railcars for syndication.

Leasing & Services cost of revenue decreased $11.1 million or 44.0% for the three months ended February 28, 2018 compared to the three months ended February 28, 2017. The decrease was primarily due to a decrease in costs associated with a decline in the volume of railcars sold that we purchased from third parties and fewer railcars on operating leases as we rebalance our lease portfolio.

Leasing & Services margin as a percentage of revenue increased 17.2% for the three months ended February 28, 2018 compared to the three months ended February 28, 2017. The increase was primarily attributed to higher management services margin from lower maintenance costs and a higher average volume of rent-producing leased railcars for syndication. This was partially offset by lower margins from railcars that we purchased from third parties with the intent to resell them.

Leasing & Services operating profit increased $6.2 million or 62.9% for the three months ended February 28, 2018 compared to the three months ended February 28, 2017. The increase was primarily attributed to a $4.2 million increase in net gain on disposition of equipment and a $1.8 million increase in margin. The increase in net gain on disposition of equipment for the three months ended February 28, 2018 was related to higher volumes of equipment sales as we rebalance our lease portfolio.

The percentage of owned units on lease was 92.2% at February 28, 2018 compared to 93.8% at February 28, 2017.

THE GREENBRIER COMPANIES, INC.

GBW Joint Venture Segment

To reflect our 50% share of GBW’s net results, we recorded losses of $1.9 million and $2.0 million for the three months ended February 28, 2018 and 2017, respectively in Earnings (loss) from unconsolidated affiliates. The losses related to GBW were due to low volumes of repair work.

Selling and Administrative Expense

(In thousands)	Three Months Ended February 28,		Increase (Decrease)	% Change
	2018	2017
Selling and administrative expense	$50,294	$39,495	$10,799	27.3%

Selling and administrative expense was $50.3 million or 8.0% of revenue for the three months ended February 28, 2018 compared to $39.5 million or 7.0% of revenue for the prior comparable period. The $10.8 million increase was primarily attributed to $4.3 million in employee costs, $2.8 million in legal, consulting and related costs primarily associated with strategic business development, litigation and IT initiatives and $2.8 million from the addition of Astra Rail’s selling and administrative costs.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $5.8 million for the three months ended February 28, 2018 compared to $2.1 million for the prior comparable period.

Net gain on disposition of equipment includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity and disposition of property, plant and equipment. The net gain on disposition of equipment for the three months ended February 28, 2018 primarily relates to higher volumes of equipment sales as we rebalance our lease portfolio.

Other Costs

Interest and foreign exchange expense was composed of the following:

(In thousands)	Three Months Ended February 28,		Increase (Decrease)
	2018	2017
Interest and foreign exchange:
Interest and other expense	$7,895	$4,777	$3,118
Foreign exchange (gain) loss	(866)	896	(1,762)

	$7,029	$5,673	$1,356

The $1.4 million increase in interest and foreign exchange expense from the prior comparable period was primarily attributed to interest expense associated with the $275 million convertible senior notes due 2024 issued in February 2017 and additional interest expense due to the addition of Astra Rail. This was partially offset by a $0.9 million foreign exchange gain in the current year compared to a $0.9 million foreign exchange loss in the prior comparable period. The $1.8 million change in foreign exchange (gain) loss was primarily attributed to the change in the Mexican Peso relative to the U.S. Dollar.

THE GREENBRIER COMPANIES, INC.

Income Tax

The effective tax rate for the three months ended February 28, 2018 was a 21.0% benefit compared to a 32.8% expense for the three months ended February 28, 2017. The change in the tax rate was primarily due to the enactment of the Tax Act on December 22, 2017. Without the impact of the Tax Act, the tax rate for the three months ended February 28, 2018 would have been the same as the prior year.

The Tax Act made significant changes to the U.S. federal income tax laws, including, but not limited to, a reduction of the corporate tax rate from 35% to 21% and a transition tax on foreign earnings not previously subject to U.S. taxation. As a result of our fiscal year end, our statutory rate is 25.7% for 2018. See Note 13 Income Taxes for further discussion of the impact of the Tax Act.

Earnings (Loss) From Unconsolidated Affiliates

Earnings (loss) from unconsolidated affiliates primarily included our share of after-tax results from our GBW joint venture, our Brazil operations which includes a castings joint venture and a railcar manufacturing joint venture, our leasing warehouse investment, our North American castings joint venture and our tank head joint venture.

Earnings from unconsolidated affiliates was $0.1 million for the three months ended February 28, 2018 compared to a loss from unconsolidated affiliates of $2.0 million for the three months ended February 28, 2017. The $2.1 million increase in earnings (loss) from unconsolidated affiliates was primarily attributed to an increase in earnings at our Brazilian railcar manufacturing joint venture, our tank head joint venture and our new leasing warehouse investment.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $3.6 million for the three months ended February 28, 2018 compared to $14.5 million in the prior comparable period. These amounts primarily represent our Mexican partner’s share of the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The three months ended February 28, 2018 also included our European partner’s share of the results of Greenbrier-Astra Rail. The decrease of $10.9 million from the prior year is primarily a result of lower margins at our Mexican railcar manufacturing joint venture.

THE GREENBRIER COMPANIES, INC.

Six Months Ended February 28, 2018 Compared to Six Months Ended February 28, 2017

Overview

Revenue, cost of revenue, margin and operating profit presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Six Months Ended February 28,
(In thousands)	2018	2017
Revenue:
Manufacturing	$963,312	$899,537
Wheels & Parts	166,721	152,349
Leasing & Services	58,838	66,710

	1,188,871	1,118,596
Cost of revenue:
Manufacturing	810,015	703,208
Wheels & Parts	153,214	140,475
Leasing & Services	30,981	43,237

	994,210	886,920
Margin:
Manufacturing	153,297	196,329
Wheels & Parts	13,507	11,874
Leasing & Services	27,857	23,473

	194,661	231,676
Selling and administrative	97,337	80,708
Net gain on disposition of equipment	(24,988)	(3,212)

Earnings from operations	122,312	154,180
Interest and foreign exchange	14,049	7,397

Earnings before income taxes and loss from unconsolidated affiliates	108,263	146,783
Income tax expense	(6,834)	(45,244)

Earnings before loss from unconsolidated affiliates	101,429	101,539
Loss from unconsolidated affiliates	(2,763)	(4,572)

Net earnings	98,666	96,967
Net earnings attributable to noncontrolling interest	(10,771)	(37,469)

Net earnings attributable to Greenbrier	$87,895	$59,498

Diluted earnings per common share	$2.74	$1.88

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

(In thousands)	Six Months Ended February 28,
	2018	2017
Operating profit (loss):
Manufacturing	$116,154	$168,710
Wheels & Parts	7,537	8,463
Leasing & Services	44,304	17,279
Corporate	(45,683)	(40,272)

	$122,312	$154,180

THE GREENBRIER COMPANIES, INC.

Consolidated Results

(In thousands)	Six Months Ended February 28,		Increase (Decrease)	% Change
	2018	2017
Revenue	$1,188,871	$1,118,596	$70,275	6.3%
Cost of revenue	$994,210	$886,920	$107,290	12.1%
Margin (%)	16.4%	20.7%	(4.3%)	*
Net earnings attributable to Greenbrier	$87,895	$59,498	$28,397	47.7%

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 6.3% increase in revenue for the six months ended February 28, 2018 as compared to the six months ended February 28, 2017 was primarily due to a 7.1% increase in Manufacturing revenue. The increase in Manufacturing revenue was primarily due to a 5.1% increase in deliveries and a change in product mix. The increase was also attributed to a 9.4% increase in Wheels & Parts revenue as a result of higher wheel set and component volumes due to an increase in demand and an increase in scrap metal pricing. The overall increase in revenue was partially offset by an 11.8% decrease in Leasing & Services revenue primarily attributed to a decrease in the sale of railcars which we had purchased from third parties with the intent to resell them and a decline in leasing revenue due to fewer railcars on operating leases as we rebalance our lease portfolio.

The 12.1% increase in cost of revenue for the six months ended February 28, 2018 as compared to the six months ended February 28, 2017 was due to a 15.2% increase in Manufacturing cost of revenue. The increase in Manufacturing cost of revenue was primarily due to a 5.1% increase in the volume of railcar deliveries and a change in product mix. The increase was also attributed to a 9.1% increase in Wheels & Parts cost of revenue, primarily due to higher wheel set and component costs associated with increased volumes. The overall increase in cost of revenue was partially offset by a 28.3% decrease in Leasing & Services cost of revenue primarily due to a decrease in costs associated with a decline in the volume of railcars sold that we purchased from third parties, lower transportation costs and fewer railcars on operating leases as we rebalance our lease portfolio.

Margin as a percentage of revenue was 16.4% and 20.7% for the six months ended February 28, 2018 and 2017, respectively. The overall margin as a percentage of revenue was negatively impacted by a decrease in Manufacturing margin to 15.9% from 21.8% primarily attributed to a change in product mix. This was partially offset by an increase in Leasing & Services margin to 47.3% from 35.2% as a result of higher management services margin from lower maintenance costs and a higher average volume of rent-producing leased railcars for syndication.

The $28.4 million increase in net earnings for the six months ended February 28, 2018 as compared to the six months ended February 28, 2017 was primarily attributable to a reduction in the tax rate due to the Tax Act. See Note 13 Income Taxes for further discussion of the impact of the Tax Act.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

(In thousands)	Six Months Ended February 28,		Increase (Decrease)	% Change
	2018	2017
Revenue	$963,312	$899,537	$63,775	7.1%
Cost of revenue	$810,015	$703,208	$106,807	15.2%
Margin (%)	15.9%	21.8%	(5.9%)	*
Operating profit ($)	$116,154	$168,710	$(52,556)	(31.2%)
Operating profit (%)	12.1%	18.8%	(6.7%)	*
Deliveries	8,300	7,900	400	5.1%

*	Not meaningful

As of June 1, 2017, the Manufacturing segment included the results of Greenbrier-Astra Rail which is consolidated for financial reporting purposes.

Manufacturing revenue increased $63.8 million or 7.1% for the six months ended February 28, 2018 compared to the six months ended February 28, 2017. The increase in revenue was primarily attributed to a 5.1% increase in deliveries and a change in product mix.

Manufacturing cost of revenue increased $106.8 million or 15.2% for the six months ended February 28, 2018 compared to the six months ended February 28, 2017. The increase in cost of revenue was primarily attributed to a 5.1% increase in the volume of railcar deliveries and a change in product mix.

Manufacturing margin as a percentage of revenue decreased 5.9% for the six months ended February 28, 2018 compared to the six months ended February 28, 2017. The decrease was primarily attributed to a change in product mix.

Manufacturing operating profit decreased $52.6 million or 31.2% for the six months ended February 28, 2018 compared to the six months ended February 28, 2017. The decrease was primarily attributed to lower margins and increased costs associated with expanded international operations. This was partially offset by an increase in the volume of railcar deliveries.

THE GREENBRIER COMPANIES, INC.

Wheels & Parts Segment

(In thousands)	Six Months Ended February 28,		Increase (Decrease)	% Change
	2018	2017
Revenue	$166,721	$152,349	$14,372	9.4%
Cost of revenue	$153,214	$140,475	$12,739	9.1%
Margin (%)	8.1%	7.8%	0.3%	*
Operating profit ($)	$7,537	$8,463	$(926)	(10.9%)
Operating profit (%)	4.5%	5.6%	(1.1%)	*

*	Not meaningful

Wheels & Parts revenue increased $14.4 million or 9.4% for the six months ended February 28, 2018 compared to the six months ended February 28, 2017. The increase was primarily as a result of higher wheel set and component volumes due to an increase in demand and an increase in scrap metal pricing. These were partially offset by a decrease in parts volume.

Wheels & Parts cost of revenue increased $12.7 million or 9.1% for the six months ended February 28, 2018 compared to the six months ended February 28, 2017. The increase was primarily attributed to higher wheel set and component costs associated with increased volumes. This was partially offset by a decrease in parts volume.

Wheels & Parts margin as a percentage of revenue increased 0.3% for the six months ended February 28, 2018 compared to the six months ended February 28, 2017. The increase was primarily attributed to higher wheel set and component volumes and an increase in scrap metal pricing. This was partially offset by a less favorable parts product mix.

Wheels & Parts operating profit decreased $0.9 million or 10.9% for the six months ended February 28, 2018 compared to the six months ended February 28, 2017. The decrease was primarily attributed to higher employee related costs partially offset by an increase in margin.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

(In thousands)	Six Months Ended February 28,		Increase (Decrease)	% Change
	2018	2017
Revenue	$58,838	$66,710	$(7,872)	(11.8%)
Cost of revenue	$30,981	$43,237	$(12,256)	(28.3%)
Margin (%)	47.3%	35.2%	12.1%	*
Operating profit ($)	$44,304	$17,279	$27,025	156.4%
Operating profit (%)	75.3%	25.9%	49.4%	*

*	Not meaningful

The Leasing & Services segment primarily generates revenue from leasing railcars from its lease fleet and providing various management services. We also earn revenue from rent-producing leased railcars for syndication, which are held short term and classified as Leased railcars for syndication on our Consolidated Balance Sheet. From time to time, railcars are purchased from third parties with the intent to resell them. The gross proceeds from the sale of these railcars are recorded in revenue and the cost of purchasing these railcars are recorded in cost of revenue.

Leasing & Services revenue decreased $7.9 million or 11.8% for the six months ended February 28, 2018 compared to the six months ended February 28, 2017. The decrease was primarily attributed to a decrease in the sale of railcars which we had purchased from third parties with the intent to resell them and a decline in leasing revenue due to fewer railcars on operating leases as we rebalance our lease portfolio. This was partially offset by higher management services revenue from new service agreements and a higher average volume of rent-producing leased railcars for syndication.

Leasing & Services cost of revenue decreased $12.3 million or 28.3% for the six months ended February 28, 2018 compared to the six months ended February 28, 2017. The decrease was primarily due to a decrease in costs associated with a decline in the volume of railcars sold that we purchased from third parties, lower transportation costs and fewer railcars on operating leases as we rebalance our lease portfolio.

Leasing & Services margin as a percentage of revenue increased 12.1% for the six months ended February 28, 2018 compared to the six months ended February 28, 2017. The increase was primarily attributed to higher management services margin from lower maintenance costs and a higher average volume of rent-producing leased railcars for syndication.

Leasing & Services operating profit increased $27.0 million or 156.4% for the six months ended February 28, 2018 compared to the six months ended February 28, 2017. The increase was primarily attributed to a $23.0 million increase in net gain on disposition of equipment and a $4.4 million increase in margin. The net gain on disposition of equipment for the six months ended February 28, 2018 relates to higher volumes of equipment sales as we rebalance our lease portfolio.

THE GREENBRIER COMPANIES, INC.

GBW Joint Venture Segment

To reflect our 50% share of GBW’s net results, we recorded losses of $3.5 million and $3.4 million for the six months ended February 28, 2018 and 2017, respectively in Earnings (loss) from unconsolidated affiliates. The losses related to GBW were due to low volumes of repair work.

Selling and Administrative Expense

(In thousands)	Six Months Ended February 28,		Increase (Decrease)	% Change
	2018	2017
Selling and administrative expense	$97,337	$80,708	$16,629	20.6%

Selling and administrative expense was $97.3 million or 8.2% of revenue for the six months ended February 28, 2018 compared to $80.7 million or 7.2% of revenue for the prior comparable period. The $16.6 million increase was primarily attributed to a $5.7 million increase in consulting and related costs associated with strategic business development, litigation and IT initiatives, $5.3 million from the addition of Astra Rail’s selling and administrative costs and a $4.1 million increase in employee costs.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $25.0 million for the six months ended February 28, 2018 compared to $3.2 million for the prior comparable period.

Net gain on disposition of equipment includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity and disposition of property, plant and equipment. The net gain on disposition of equipment for the six months ended February 28, 2018 primarily relates to higher volumes of equipment sales as we rebalance our lease portfolio.

Other Costs

Interest and foreign exchange expense was composed of the following:

(In thousands)	Six Months Ended February 28,		Increase (Decrease)
	2018	2017
Interest and foreign exchange:
Interest and other expense	$15,859	$8,639	$7,220
Foreign exchange gain	(1,810)	(1,242)	(568)

	$14,049	$7,397	$6,652

The $6.7 million increase in interest and foreign exchange expense from the prior comparable period was primarily attributed to interest expense associated with the $275 million convertible senior notes due 2024 issued in February 2017 and additional interest expense due to the addition of Astra Rail. This was partially offset by a $0.6 million higher foreign exchange gain in the current year which was primarily attributed to the change in the Mexican Peso relative to the U.S. Dollar.

THE GREENBRIER COMPANIES, INC.

Income Tax

The effective tax rate for the six months ended February 28, 2018 was 6.3% compared to 30.8% for the six months ended February 28, 2017. The change in the tax rate was primarily due to the enactment of the Tax Act on December 22, 2017. Without the impact of the Tax Act, the tax rate for the six months ended February 28, 2018 would have been 33.0%, comparable to the 30.8% from the prior year.

The Tax Act made significant changes to the U.S. federal income tax laws, including, but not limited to, a reduction of the corporate tax rate from 35% to 21% and a transition tax on foreign earnings not previously subject to U.S. taxation. As a result of our fiscal year end, our statutory rate is 25.7% for 2018. See Note 13 Income Taxes for further discussion of the impact of the Tax Act.

Loss From Unconsolidated Affiliates

Loss from unconsolidated affiliates primarily included our share of after-tax results from our GBW joint venture, our Brazil operations which include a castings joint venture and a railcar manufacturing joint venture, our leasing warehouse investment, our North American castings joint venture and our tank head joint venture.

Loss from unconsolidated affiliates was $2.8 million for the six months ended February 28, 2018 compared to $4.6 million for the six months ended February 28, 2017. The $1.8 million decrease in loss from unconsolidated affiliates was primarily attributed to improved results at our castings joint ventures and our new leasing warehouse investment.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $10.8 million for the six months ended February 28, 2018 compared to $37.5 million in the prior comparable period. These amounts primarily represent our Mexican partner’s share of the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The six months ended February 28, 2018 also included our European partner’s share of the results of Greenbrier-Astra Rail. The decrease of $26.7 million from the prior year is primarily a result of lower margins at our Mexican railcar manufacturing joint venture.

THE GREENBRIER COMPANIES, INC.

Liquidity and Capital Resources

	Six Months Ended February 28,
(In thousands)	2018	2017
Net cash provided by (used in) operating activities	$(7,653)	$84,843
Net cash provided by investing activities	35,124	14,287
Net cash provided by (used in) financing activities	(52,464)	224,773
Effect of exchange rate changes	(465)	(830)

Net increase (decrease) in cash and cash equivalents	$(25,458)	$323,073

We have been financed through cash generated from operations and borrowings. At February 28, 2018, cash and cash equivalents were $586.0 million, a decrease of $25.5 million from $611.5 million at August 31, 2017.

The change in cash provided by operating activities for the six months ended February 28, 2018 compared to the six months ended February 28, 2017 was primarily due to a change in cash flows associated with leased railcars for syndication, a net change in working capital, a change in deferred income taxes as a result of the Tax Act and an increase in net gain on disposition of equipment.

Cash used in investing activities primarily related to capital expenditures net of proceeds from the sale of assets. The change in cash used in investing activities for the six months ended February 28, 2018 compared to the six months ended February 28, 2017 was primarily attributable to higher proceeds from the sale of assets partially offset by an increase in capital expenditures.

Capital expenditures totaled $53.5 million and $21.2 million for the six months ended February 28, 2018 and 2017, respectively. Manufacturing capital expenditures were approximately $21.0 million and $15.2 million for the six months ended February 28, 2018 and 2017, respectively. Capital expenditures for Manufacturing are expected to be approximately $70 million in 2018 and primarily relate to enhancements of our existing manufacturing facilities. Wheels & Parts capital expenditures were approximately $1.1 million and $1.9 million for the six months ended February 28, 2018 and 2017, respectively. Capital expenditures for Wheels & Parts are expected to be approximately $5 million in 2018 for maintenance and enhancements of our existing facilities. Leasing & Services and corporate capital expenditures were approximately $31.4 million and $4.1 million for the six months ended February 28, 2018 and 2017, respectively. Leasing & Services and corporate capital expenditures for 2018 are expected to be approximately $120 million. Proceeds from sales of leased railcar equipment are expected to be $150 million for 2018. The asset additions and dispositions for Leasing & Services in 2018 primarily relate to higher volumes of equipment purchases and sales as we rebalance our lease portfolio. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity.

Proceeds from the sale of assets, which primarily related to sales of railcars from our lease fleet within Leasing & Services, were approximately $105.1 million and $19.9 million for the six months ended February 28, 2018 and 2017, respectively. Proceeds from the sale of assets for the six months ended February 28, 2017 included approximately $7.7 million of equipment sold pursuant to sale leaseback transactions. The gain resulting from the sale leaseback transactions was deferred and is being recognized over the lease term in Net gain on disposition of equipment.

The change in cash provided by (used in) financing activities for the six months ended February 28, 2018 compared to the six months ended February 28, 2017 was primarily attributed to a decrease in the proceeds of debt, net of repayments and a change in the net activities with joint venture partners.

A quarterly dividend of $0.25 per share was declared on April 3, 2018.

THE GREENBRIER COMPANIES, INC.

The Board of Directors has authorized our company to repurchase in aggregate up to $225 million of our common stock. We did not repurchase any shares during the six months ended February 28, 2018. As of February 28, 2018, we had cumulatively repurchased 3,206,226 shares for approximately $137.0 million since October 2013 and had $88.0 million available under the share repurchase program with an expiration date of March 31, 2019.

Our 3.5% convertible senior notes due 2018 had a balance of $119.1 million at February 28, 2018. These notes matured on March 30, 2018 with a conversion price of $35.47. The conversion of these notes resulted in the issuance of an additional 3.4 million shares of our common stock. These additional shares have historically been included in the calculation of diluted earnings per share.

Senior secured credit facilities, consisting of three components, aggregated to $634.1 million as of February 28, 2018. We had an aggregate of $392.9 million available to draw down under committed credit facilities as of February 28, 2018. This amount consists of $316.8 million available on the North American credit facility, $26.1 million on the European credit facilities and $50.0 million on the Mexican railcar manufacturing joint venture credit facilities.

As of February 28, 2018, a $550.0 million revolving line of credit, maturing October 2020, secured by substantially all our assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.75% or Prime plus 0.75% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of February 28, 2018, lines of credit totaling $34.1 million secured by certain of our European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.3% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from December 2018 through June 2019.

As of February 28, 2018, our Mexican railcar manufacturing joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $30.0 million and is fully guaranteed by us and our joint venture partner. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw against this facility through January 2019. The second line of credit provides up to $20.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through July 2019.

As of February 28, 2018, outstanding commitments under the senior secured credit facilities consisted of $75.0 million in letters of credit under the North American credit facility and $8.0 million outstanding under the European credit facilities.

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into capital leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of February 28, 2018, we were in compliance with all such restrictive covenants.

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

As of February 28, 2018, we had a $42.5 million note receivable balance from GBW which is included on the Consolidated Balance Sheet in Accounts receivable, net. We may make additional capital contributions or loans to GBW, an unconsolidated 50/50 joint venture, in the future.

As of February 28, 2018, we had a $10.0 million note receivable from Amsted-Maxion Cruzeiro, our unconsolidated Brazilian castings and components manufacturer and a $9.1 million note receivable balance from Greenbrier-Maxion, our unconsolidated Brazilian railcar manufacturer. These note receivables are included on the Consolidated Balance Sheet in Accounts receivable, net. In the future, we may make loans to or provide guarantees for Amsted-Maxion Cruzeiro or Greenbrier-Maxion.

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

THE GREENBRIER COMPANIES, INC.

The provisions of ASC 350, Intangibles - Goodwill and Other, require that we perform an impairment test on goodwill. We compare the fair value of each reporting unit with its carrying value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. An impairment loss is recorded to the extent that the reporting unit’s carrying amount exceeds the reporting unit’s fair value. An impairment loss cannot exceed the total amount of goodwill allocated to the reporting unit. Our goodwill balance was $69.0 million as of February 28, 2018 of which $43.3 million related to our Wheels & Parts segment and $25.7 million related to our Manufacturing segment.

GBW, an unconsolidated 50/50 joint venture, also separately tests its goodwill and indefinite-lived intangible assets for impairment consistent with the methodology described above. As of February 28, 2018, GBW had a goodwill balance of $41.5 million.

THE GREENBRIER COMPANIES, INC.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecast foreign currency sales and expenses. At February 28, 2018 exchange rates, forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros and U.S. Dollars; the purchase of Mexican Pesos and the sale of U.S. Dollars; and for the purchase of U.S. Dollars and the sale of Saudi Riyals aggregated to $205.7 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries where the functional currency is not U.S. Dollars. At February 28, 2018, net assets of foreign subsidiaries aggregated to $194.0 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $19.4 million, or 1.6% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same adverse direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $86.9 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At February 28, 2018, 81% of our outstanding debt had fixed rates and 19% had variable rates. At February 28, 2018, a uniform 10% increase in variable interest rates would have resulted in approximately $0.3 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no shares repurchased under the share repurchase program during the three months ended February 28, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2017 – December 31, 2017	—	—	—	$87,989,491
January 1, 2018 – January 31, 2018	—	—	—	$87,989,491
February 1, 2018 – February 28, 2018	—	—	—	$87,989,491

	—		—

THE GREENBRIER COMPANIES, INC.

Item 6.	Exhibits

(a) List of Exhibits:

10.1	Form of Director Restricted Share Agreement.

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2018 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: April 6, 2018	By:	/s/ Lorie L. Tekorius
Lorie L. Tekorius
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 6, 2018	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)