Form 10-Q
period 2018-05-31
GREENBRIER COMPANIES INC
filed 2018-06-29
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2018

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

The number of shares of the registrant’s common stock, without par value, outstanding on June 22, 2018 was 32,190,518 shares.

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

All references to years refer to the fiscal years ended August 31st unless otherwise noted.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Consolidated Balance Sheets

(In thousands, unaudited)

	May 31, 2018	August 31, 2017
Assets
Cash and cash equivalents	$589,969	$611,466
Restricted cash	9,204	8,892
Accounts receivable, net	322,328	279,964
Inventories	396,518	400,127
Leased railcars for syndication	158,194	91,272
Equipment on operating leases, net	302,074	315,941
Property, plant and equipment, net	424,035	428,021
Investment in unconsolidated affiliates	75,884	108,255
Intangibles and other assets, net	82,030	85,177
Goodwill	70,347	68,590

	$2,430,583	$2,397,705

Liabilities and Equity
Revolving notes	$20,337	$4,324
Accounts payable and accrued liabilities	447,827	415,061
Deferred income taxes	36,657	75,791
Deferred revenue	102,919	129,260
Notes payable, net	437,833	558,228

Commitments and contingencies (Note 15)

Contingently redeemable noncontrolling interest	31,135	36,148

Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 32,191 and 28,503 shares outstanding at May 31, 2018 and August 31, 2017	—	—
Additional paid-in capital	438,560	315,306
Retained earnings	808,202	709,103
Accumulated other comprehensive loss	(21,250)	(6,279)

Total equity – Greenbrier	1,225,512	1,018,130
Noncontrolling interest	128,363	160,763

Total equity	1,353,875	1,178,893

	$2,430,583	$2,397,705

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Income

(In thousands, except per share amounts, unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Revenue
Manufacturing	$510,099	$317,104	$1,473,411	$1,216,641
Wheels & Parts	94,515	85,231	261,236	237,580
Leasing & Services	36,773	36,826	95,611	103,536

	641,387	439,161	1,830,258	1,557,757
Cost of revenue
Manufacturing	427,875	245,228	1,237,890	948,436
Wheels & Parts	85,850	77,985	239,064	218,460
Leasing & Services	19,155	26,247	50,136	69,484

	532,880	349,460	1,527,090	1,236,380
Margin	108,507	89,701	303,168	321,377
Selling and administrative expense	51,793	42,810	149,130	123,518
Net gain on disposition of equipment	(14,825)	(1,581)	(39,813)	(4,793)

Earnings from operations	71,539	48,472	193,851	202,652
Other costs
Interest and foreign exchange	6,533	7,894	20,582	15,291

Earnings before income taxes and loss from unconsolidated affiliates	65,006	40,578	173,269	187,361
Income tax expense	(15,944)	(8,656)	(22,778)	(53,900)

Earnings before loss from unconsolidated affiliates	49,062	31,922	150,491	133,461
Loss from unconsolidated affiliates	(12,823)	(681)	(15,586)	(5,253)

Net earnings	36,239	31,241	134,905	128,208
Net (earnings) loss attributable to noncontrolling interest	(3,288)	1,582	(14,059)	(35,887)

Net earnings attributable to Greenbrier	$32,951	$32,823	$120,846	$92,321

Basic earnings per common share	$1.03	$1.12	$3.99	$3.16
Diluted earnings per common share	$1.01	$1.03	$3.75	$2.91
Weighted average common shares:
Basic	32,034	29,348	30,250	29,192
Diluted	32,914	32,690	32,774	32,515
Dividends declared per common share	$0.25	$0.22	$0.71	$0.64

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Net earnings	$36,239	$31,241	$134,905	$128,208
Other comprehensive income
Translation adjustment	(15,136)	8,334	(14,163)	5,624
Reclassification of derivative financial instruments recognized in net earnings [1]	59	871	(606)	4,022
Unrealized gain (loss) on derivative financial instruments [2]	(2,103)	4,420	(274)	2,232
Other (net of tax effect)	29	64	54	(786)

	(17,151)	13,689	(14,989)	11,092

Comprehensive income	19,088	44,930	119,916	139,300
Comprehensive income attributable to noncontrolling interest	(3,266)	1,582	(14,041)	(35,887)

Comprehensive income attributable to Greenbrier	$15,822	$46,512	$105,875	$103,413

[1]	Net of tax effect of $0.01 million and $0.2 million for the three months ended May 31, 2018 and 2017 and $0.1 million and $1.2 million for the nine months ended May 31, 2018 and 2017.
[2]	Net of tax effect of $0.6 million and $1.1 million for the three months ended May 31, 2018 and 2017 and $0.1 million and $0.9 million for the nine months ended May 31, 2018 and 2017.

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Equity

(In thousands, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance September 1, 2017	28,503	$315,306	$709,103	$(6,279)	$1,018,130	$160,763	$1,178,893	$36,148
Net earnings	—	—	120,846	—	120,846	19,072	139,918	(5,013)
Other comprehensive income, net	—	—	—	(14,971)	(14,971)	(18)	(14,989)	—
Noncontrolling interest adjustments	—	—	—	—	—	1,067	1,067	—
Joint venture partner distribution declared	—	—	—	—	—	(59,014)	(59,014)	—
Investment by joint venture partner	—	—	—	—	—	6,500	6,500	—
Noncontrolling interest acquired	—	—	—	—	—	(7)	(7)	—
Restricted stock awards (net of cancellations)	336	7,335	—	—	7,335	—	7,335	—
Unamortized restricted stock	—	(15,052)	—	—	(15,052)	—	(15,052)	—
Restricted stock amortization	—	12,084	—	—	12,084	—	12,084	—
Cash dividends	—	—	(21,747)	—	(21,747)	—	(21,747)	—
Conversion of 2018 Convertible Senior Notes	3,352	118,887	—	—	118,887	—	118,887	—

Balance May 31, 2018	32,191	$438,560	$808,202	$(21,250)	$1,225,512	$128,363	$1,353,875	$31,135

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity
Balance September 1, 2016	28,205	$282,886	$618,178	$(26,753)	$874,311	$142,516	$1,016,827
Net earnings	—	—	92,321	—	92,321	35,887	128,208
Other comprehensive income, net	—	—	—	11,092	11,092	—	11,092
Noncontrolling interest adjustments	—	—	—	—	—	1,203	1,203
Joint venture partner distribution declared	—	—	—	—	—	(26,127)	(26,127)
Restricted stock awards (net of cancellations)	298	5,567	—	—	5,567	—	5,567
Unamortized restricted stock	—	(10,775)	—	—	(10,775)	—	(10,775)
Restricted stock amortization	—	14,645	—	—	14,645	—	14,645
Tax deficiency from restricted stock awards	—	(2,396)	—	—	(2,396)	—	(2,396)
Cash dividends	—	—	(18,691)	—	(18,691)	—	(18,691)
2024 Convertible Senior Notes – equity component, net of tax	—	20,818	—	—	20,818	—	20,818
2024 Convertible Senior Notes issuance costs – equity component, net of tax	—	(671)	—	—	(671)	—	(671)

Balance May 31, 2017	$28,503	$310,074	$691,808	$(15,661)	$986,221	$153,479	$1,139,700

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended May 31,
	2018	2017
Cash flows from operating activities
Net earnings	$134,905	$128,208
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income taxes	(38,825)	16,815
Depreciation and amortization	55,161	46,616
Net gain on disposition of equipment	(39,813)	(4,793)
Accretion of debt discount	3,109	1,329
Stock based compensation expense	20,311	19,007
Noncontrolling interest adjustments	1,067	1,203
Other	1,345	1,017
(Increase) decrease in assets:
Accounts receivable, net	(24,980)	(27,109)
Inventories	(4,270)	(47,209)
Leased railcars for syndication	(69,994)	(16,122)
Other	30,549	8,419
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	34,898	(35,800)
Deferred revenue	(23,837)	(13,650)

Net cash provided by operating activities	79,626	77,931

Cash flows from investing activities
Proceeds from sales of assets	129,828	20,344
Capital expenditures	(118,656)	(53,848)
Decrease in restricted cash	(312)	15,526
Investment in and advances to unconsolidated affiliates	(21,455)	(34,068)
Cash distribution from unconsolidated affiliates	3,941	550

Net cash used in investing activities	(6,654)	(51,496)

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	16,013	—
Proceeds from issuance of notes payable	13,749	275,000
Repayments of notes payable	(19,274)	(5,469)
Debt issuance costs	—	(9,082)
Dividends	(21,866)	(18,619)
Cash distribution to joint venture partner	(69,413)	(27,267)
Investment by joint venture partner	6,500	—
Tax payments for net share settlement of restricted stock	(7,716)	(5,208)
Excess tax deficiency from restricted stock awards	—	(2,396)

Net cash provided by (used in) financing activities	(82,007)	206,959

Effect of exchange rate changes	(12,462)	9,340
Increase (decrease) in cash and cash equivalents	(21,497)	242,734
Cash and cash equivalents
Beginning of period	611,466	222,679

End of period	$589,969	$465,413

Cash paid during the period for
Interest	$13,080	$8,500
Income taxes, net	$62,219	$40,587
Non-cash activity
Conversion of 2018 Senior Convertible Notes	$118,887	$—
Transfer from Leased railcars for syndication and Inventories to Equipment on operating leases, net	$5,541	$8,597
Capital expenditures accrued in Accounts payable and accrued liabilities	$1,868	$4,301
Change in Accounts payable and accrued liabilities associated with dividends declared	$119	$(72)
Change in Accounts payable and accrued liabilities associated with cash distributions to joint venture partner	$29	$1,140

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) as of May 31, 2018 and for the three and nine months ended May 31, 2018 and 2017 have been prepared to reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. The results of operations for the three and nine months ended May 31, 2018 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2018.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these unaudited financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2017 Annual Report on Form 10-K.

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

Initial Adoption of Accounting Policies – In the first quarter of 2018, the Company adopted Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). This changes how companies account for certain aspects of share-based payments to employees. Excess tax benefits or deficiencies related to vested awards which were previously recognized in stockholders’ equity are now recognized in the income statement when awards vest. For the nine months ended May 31, 2018, the impact of adopting this new guidance was immaterial. Prior to adopting the updated standard, excess tax benefits were reported as financing activities and are now reported as operating activities in the statement of cash flows. In addition, cash paid by an employer when directly withholding shares for tax withholding purposes were reported as operating activities and are now classified as financing activities.

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

The Company did not repurchase any shares during the three and nine months ended May 31, 2018. As of May 31, 2018, the Company had cumulatively repurchased 3,206,226 shares for approximately $137.0 million since October 2013 and had $88.0 million available under the share repurchase program.

THE GREENBRIER COMPANIES, INC.

Note 2 – Acquisitions

On June 1, 2017, Greenbrier and Astra Holding GmbH (Astra) contributed their European operations to a newly formed company, Greenbrier-Astra Rail, a Europe-based freight railcar manufacturing, engineering and repair business. As consideration for an approximate 75% controlling interest, Greenbrier agreed to pay Astra €30 million at closing and €30 million 12 months after closing, which was paid on June 1, 2018, and issue an approximate 25% noncontrolling interest in the new company. The total net assets acquired of $115.8 million includes $38.3 million representing the fair value of the noncontrolling interest at the acquisition date.

Astra also received a put option to sell its entire noncontrolling interest to Greenbrier at an exercise price equal to the higher of fair value or a defined EBITDA multiple as measured on the exercise date. The option is exercisable 30 days prior to and up until June 1, 2022. Due to Astra’s redemption right under the put option, the noncontrolling interest has been classified as a Contingently redeemable noncontrolling interest in the mezzanine section of the Consolidated Balance Sheets. The carrying value of the noncontrolling interest cannot be less than the maximum redemption amount, which is the amount Greenbrier will settle the put option for if exercised. Adjustments to reconcile the carrying value to the maximum redemption amount are recorded to retained earnings. There were no such adjustments during the nine months ended May 31, 2018.

For the nine months ended May 31, 2018, the European operations contributed by Astra generated revenues of $105.6 million and an immaterial loss from operations, which are reported in the Company’s consolidated financial statements as part of the Manufacturing segment. The impact of the acquisition was not material to the Company’s consolidated results of operations, therefore pro forma financial information has not been included.

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

Minor adjustments were made to the purchase price allocation during the nine months ended May 31, 2018.

THE GREENBRIER COMPANIES, INC.

Note 3 – Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead. The following table summarizes the Company’s inventory balance:

(In thousands)	May 31, 2018	August 31, 2017
Manufacturing supplies and raw materials	$242,824	$222,080
Work-in-process	94,878	86,794
Finished goods	63,702	95,389
Excess and obsolete adjustment	(4,886)	(4,136)

	$396,518	$400,127

Note 4 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	May 31, 2018	August 31, 2017
Intangible assets subject to amortization:
Customer relationships	$64,521	$64,521
Accumulated amortization	(42,695)	(40,153)
Other intangibles	16,299	20,207
Accumulated amortization	(6,123)	(4,866)

	32,002	39,709
Intangible assets not subject to amortization	4,120	912
Prepaid and other assets	15,100	16,914
Nonqualified savings plan investments	25,156	20,974
Revolving notes issuance costs, net	2,002	2,623
Assets held for sale	3,650	4,045

Total Intangible and other assets, net	$82,030	$85,177

Amortization expense for the three and nine months ended May 31, 2018 was $1.4 million and $4.2 million and for the three and nine months ended May 31, 2017 was $0.9 million and $3.5 million. Amortization expense for the years ending August 31, 2018, 2019, 2020, 2021 and 2022 is expected to be $5.8 million, $5.4 million, $5.7 million, $5.4 million and $4.0 million.

THE GREENBRIER COMPANIES, INC.

Note 5 – Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $628.4 million as of May 31, 2018.

As of May 31, 2018, a $550.0 million revolving line of credit, maturing October 2020, secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.75% or Prime plus 0.75% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of May 31, 2018, lines of credit totaling $28.4 million secured by certain of the Company’s European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.3% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently, these European credit facilities have maturities that range from December 2018 through June 2019.

As of May 31, 2018, the Company’s Mexican railcar manufacturing joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $30.0 million and is fully guaranteed by the Company and its joint venture partner. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw against this facility through January 2019. The second line of credit provides up to $20.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through July 2019.

As of May 31, 2018, outstanding commitments under the senior secured credit facilities consisted of $72.2 million in letters of credit under the North American credit facility and $20.3 million outstanding under the European credit facilities.

As of August 31, 2017, outstanding commitments under the senior secured credit facilities consisted of $77.6 million in letters of credit under the North American credit facility and $4.3 million outstanding under the European credit facilities.

THE GREENBRIER COMPANIES, INC.

Note 6 – Accounts Payable and Accrued Liabilities

(In thousands)	May 31, 2018	August 31, 2017
Trade payables	$204,658	$180,592
Other accrued liabilities	110,380	111,316
Accrued payroll and related liabilities	85,735	84,749
Accrued warranty	27,246	20,737
Accrued maintenance	13,635	17,667
Income taxes payable	6,173	—

	$447,827	$415,061

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

Warranty accrual activity:

(In thousands)	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Balance at beginning of period	$26,977	$14,582	$20,737	$12,159
Charged to cost of revenue, net	3,183	1,574	10,782	5,219
Payments	(1,855)	(377)	(3,695)	(1,509)
Currency translation effect	(1,059)	443	(578)	353

Balance at end of period	$27,246	$16,222	$27,246	$16,222

Note 8 – Notes Payable

The Company’s 3.5% convertible senior notes due 2018 with a conversion price of $35.47 matured on April 1, 2018 with a balance of $119.1 million prior to conversion. The conversion of these notes resulted in the issuance of an additional 3.4 million shares of the Company’s common stock.

THE GREENBRIER COMPANIES, INC.

Note 9 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Gain (loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2017	$181	$(5,366)	$(1,094)	$(6,279)
Other comprehensive loss before reclassifications	(274)	(14,145)	54	(14,365)
Amounts reclassified from Accumulated other comprehensive loss	(606)	—	—	(606)

Balance, May 31, 2018	$(699)	$(19,511)	$(1,040)	$(21,250)

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Income, with presentation location, were as follows:

(In thousands)	Three Months Ended May 31,		Financial Statement Location
	2018	2017
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$71	$862	Revenue and cost of revenue
Interest rate swap contracts	39	245	Interest and foreign exchange

	110	1,107	Total before tax
	(51)	(236)	Income tax expense (benefit)

	$59	$871	Net of tax

(In thousands)	Nine Months Ended May 31,		Financial Statement Location
	2018	2017
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$(986)	$4,304	Revenue and cost of revenue
Interest rate swap contracts	312	871	Interest and foreign exchange

	(674)	5,175	Total before tax
	68	(1,153)	Income tax expense (benefit)

	$(606)	$4,022	Net of tax

THE GREENBRIER COMPANIES, INC.

Note 10 – Earnings Per Share

The shares used in the computation of basic and diluted earnings per common share are reconciled as follows:

(In thousands)	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Weighted average basic common shares outstanding (1)	32,034	29,348	30,250	29,192
Dilutive effect of 2018 Convertible notes (2)	655	3,305	2,435	3,286
Dilutive effect of 2024 Convertible notes (3)	—	—	—	—
Dilutive effect of restricted stock units (4)	225	37	89	37

Weighted average diluted common shares outstanding	32,914	32,690	32,774	32,515

(1)	Restricted stock grants and restricted stock units that are considered participating securities, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position.
(2)	The dilutive effect of the 2018 Convertible notes was included as they were considered dilutive under the “if converted” method as further discussed below. The 2018 Convertible notes matured on April 1, 2018.
(3)	The 2024 Convertible notes were issued in February 2017. The dilutive effect of the 2024 Convertible notes was excluded for the three and nine months ended May 31, 2018 and 2017 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive.
(4)	Restricted stock units that are not considered participating securities and restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved, are included in weighted average diluted common shares outstanding when the Company is in a net earnings position.

Diluted EPS is calculated using the more dilutive of two approaches. The first approach includes the dilutive effect, using the treasury stock method, associated with shares underlying the 2024 Convertible notes, restricted stock units that are not considered participating securities and performance based restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved. The second approach supplements the first by including the “if converted” effect of the 2018 Convertible notes during the periods in which they were outstanding. Under the “if converted” method, debt issuance and interest costs, both net of tax, associated with the convertible notes are added back to net earnings and the share count is increased by the shares underlying the convertible notes. The 2024 Convertible notes are included in the calculation of both approaches using the treasury stock method when the average stock price is greater than the applicable conversion price.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Net earnings attributable to Greenbrier	$32,951	$32,823	$120,846	$92,321
Add back:
Interest and debt issuance costs on the 2018 Convertible notes, net of tax	297	733	2,031	2,199

Earnings before interest and debt issuance costs on convertible notes	$33,248	$33,556	$122,877	$94,520

Weighted average diluted common shares outstanding	32,914	32,690	32,774	32,515
Diluted earnings per share (1)	$1.01	$1.03	$3.75	$2.91

(1)	Diluted earnings per share was calculated as follows:

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

Stock based compensation expense was $7.7 million and $20.3 million for the three and nine months ended May 31, 2018, respectively and $8.2 million and $19.0 million for the three and nine months ended May 31, 2017, respectively. Compensation expense is recorded in Selling and administrative expense and Cost of revenue on the Consolidated Statements of Income.

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

At May 31, 2018 exchange rates, forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; the purchase of Mexican Pesos and the sale of U.S. Dollars; and for the purchase of U.S. Dollars and the sale of Saudi Riyals aggregated to $148.4 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when there is a loss, or as Accounts receivable, net when there is a gain. As the contracts mature at various dates through December 2019, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At May 31, 2018 exchange rates, approximately $1.3 million would be reclassified to revenue or cost of revenue in the next 12 months.

At May 31, 2018, an interest rate swap agreement maturing in March 2020 had a notional amount of $86.0 million. The fair value of the contract is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At May 31, 2018 interest rates, approximately $0.1 million would be reclassified to interest expense in the next 12 months.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		May 31, 2018	August 31, 2017		May 31, 2018	August 31, 2017
(In thousands)	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$493	$2,341	Accounts payable and accrued liabilities	$1,220	$1,761
Interest rate swap contracts	Accounts receivable, net	648	—	Accounts payable and accrued liabilities	1	1,125

		$1,141	$2,341		$1,221	$2,886

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$25	$1,473	Accounts payable and accrued liabilities	$207	$—

THE GREENBRIER COMPANIES, INC.

The Effect of Derivative Instruments on the Statements of Income

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives nine months ended May 31,
		2018	2017
Foreign forward exchange contract	Interest and foreign exchange	$1,081	$2,494
Interest rate swap contracts	Interest and foreign exchange	(1)	24

		$1,080	$2,518

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) nine months ended May 31,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income (effective portion) nine months ended May 31,		Location of gain (loss) on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (ineffective portion and amount excluded from effectiveness testing) nine months ended May 31,
	2018	2017		2018	2017		2018	2017
Foreign forward exchange contracts	$(1,063)	$1,888	Revenue	$1,262	$(4,130)	Revenue	$472	$(3,216)
Foreign forward exchange contracts	(566)	166	Cost of revenue	(276)	(174)	Cost of revenue	353	205
Interest rate swap contracts	1,485	1,248	Interest and foreign exchange	(312)	(871)	Interest and foreign exchange	—	—

	$(144)	$3,302		$674	$(5,175)		$825	$(3,011)

Note 13 – Segment Information

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

THE GREENBRIER COMPANIES, INC.

For the three months ended May 31, 2018:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$510,099	$53,501	$563,600	$62,435	$6,215	$68,650
Wheels & Parts	94,515	10,879	105,394	5,546	686	6,232
Leasing & Services	36,773	3,886	40,659	26,704	3,380	30,084
Eliminations	—	(68,266)	(68,266)	—	(10,281)	(10,281)
Corporate	—	—	—	(23,146)	—	(23,146)

	$641,387	$—	$641,387	$71,539	$—	$71,539

For the nine months ended May 31, 2018:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,473,411	$84,253	$1,557,664	$178,589	$13,816	$192,405
Wheels & Parts	261,236	27,563	288,799	13,083	2,214	15,297
Leasing & Services	95,611	9,855	105,466	71,008	8,546	79,554
Eliminations	—	(121,671)	(121,671)	—	(24,576)	(24,576)
Corporate	—	—	—	(68,829)	—	(68,829)

	$1,830,258	$—	$1,830,258	$193,851	$—	$193,851

For the three months ended May 31, 2017:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$317,104	$19,291	$336,395	$57,901	$1,022	$58,923
Wheels & Parts	85,231	8,959	94,190	4,239	839	5,078
Leasing & Services	36,826	595	37,421	7,084	427	7,511
Eliminations	—	(28,845)	(28,845)	—	(2,288)	(2,288)
Corporate	—	—	—	(20,752)	—	(20,752)

	$439,161	$—	$439,161	$48,472	$—	$48,472

For the nine months ended May 31, 2017:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,216,641	$19,291	$1,235,932	$226,611	$1,022	$227,633
Wheels & Parts	237,580	23,393	260,973	12,702	1,962	14,664
Leasing & Services	103,536	8,040	111,576	24,363	7,602	31,965
Eliminations	—	(50,724)	(50,724)	—	(10,586)	(10,586)
Corporate	—	—	—	(61,024)	—	(61,024)

	$1,557,757	$—	$1,557,757	$202,652	$—	$202,652

	Total assets
	May 31,	August 31,
(In thousands)	2018	2017
Manufacturing	$924,869	$914,450
Wheels & Parts	243,641	236,315
Leasing & Services	578,259	535,323
Unallocated	683,814	711,617

	$2,430,583	$2,397,705

THE GREENBRIER COMPANIES, INC.

Reconciliation of Earnings from operations to Earnings before income tax and loss from unconsolidated affiliates:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2018	2017	2018	2017
Earnings from operations	$71,539	$48,472	$193,851	$202,652
Interest and foreign exchange	6,533	7,894	20,582	15,291

Earnings before income tax and loss from unconsolidated affiliates	$65,006	$40,578	$173,269	$187,361

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

During the third quarter of 2018, GBW recorded a pre-tax goodwill impairment loss of $26.4 million which reduced the goodwill balance to $15.1 million. The goodwill impairment was included in GBW’s loss from operations for the three and nine months ended May 31, 2018.

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2018	2017	2018	2017
Revenue	$67,248	$62,674	$187,933	$197,176
Loss from operations	$(29,544)	$(5,525)	$(40,748)	$(16,988)

	Total Assets
	May 31, 2018	August 31, 2017
GBW (1)	$177,764	$206,009

(1)	Includes goodwill and intangible assets of $50.4 million and $78.8 million as of May 31, 2018 and August 31, 2017.

Note 14 – Income Taxes

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

Deferred income taxes were remeasured as a result of the new statutory rate. This resulted in a tax benefit of $34.3 million that was recognized during the second quarter of 2018. No adjustments were made during the third quarter of 2018.

The Tax Act requires the Company to accrue a transition tax in its 2018 taxable income on foreign earnings not previously subject to U.S. taxation. The transition tax resulted in a tax expense of $11.5 million that was recognized during the second quarter of 2018. No adjustments were made during the third quarter of 2018. The Company intends to pay this transition tax over eight years as permitted by the Tax Act. Notwithstanding this deemed inclusion in taxable income, any actual repatriation of these foreign earnings would be accompanied by foreign withholding taxes. The Company does not intend to repatriate these foreign earnings and continues to assert that its foreign earnings are indefinitely reinvested.

The Tax Act also imposed a tax on global intangible low-taxed income (GILTI tax) for taxable years beginning after December 31, 2017, which is applicable to the Company beginning in 2019.

THE GREENBRIER COMPANIES, INC.

Staff Accounting Bulletin 118, issued by the SEC on the date of the Tax Act, allows registrants to record provisional amounts related to the Tax Act during a measurement period that will end at the earlier of one year from the date of the enactment of the Tax Act or whenever the registrant has obtained and analyzed the information necessary to finalize its accounting. The amounts that were recorded during the second quarter of 2018 for the remeasurement of deferred income taxes and for the transition tax were provisional amounts. Both were recorded as discrete items of tax expense or benefit. These amounts may be revised in subsequent quarters as further information is obtained and analyzed. As of May 31, 2018 no adjustments have been made to these provisional amounts.

The table below reconciles the effects of the Tax Act discussed above on the effective tax rate for the nine months ended May 31, 2018:

Effective tax rate before the Tax Act	31.9%
Benefit from reduction in statutory federal corporate tax rate from 35% to 25.7%	(5.5)

Effective tax rate before discrete items	26.4
Discrete benefit from revaluation of deferred income taxes	(19.9)
Discrete expense from transition tax	6.6

Effective tax rate	13.1%

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

Separate from the process described above, which focused on the type of remediation to be performed at the Portland Harbor Site and the schedule for such remediation, 83 parties, including the State of Oregon and the federal government, entered into a non-judicial mediation process to try to allocate costs associated with remediation of the Portland Harbor site. Approximately 110 additional parties signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc. et al, U.S. District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has been stayed by the court until January 16, 2020. The allocation process is continuing in parallel with the process to define the remediation steps.

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

In the quarter ended November 30, 2016, the Company received an adverse judgment of approximately $15 million, which was subsequently reduced to approximately $10 million, on one matter related to commercial litigation in a foreign jurisdiction. The Company has settled the litigation for less than the judgment.

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

As of May 31, 2018, the Company had outstanding letters of credit aggregating $72.2 million associated with performance guarantees, facility leases and workers compensation insurance.

As of May 31, 2018, the Company had a $45.0 million note receivable balance from GBW which is included on the Consolidated Balance Sheet in Accounts receivable, net. The Company may make additional capital contributions or loans to GBW, an unconsolidated 50/50 joint venture, in the future.

THE GREENBRIER COMPANIES, INC.

As of May 31, 2018, the Company had a $10.0 million note receivable from Amsted-Maxion Cruzeiro, its unconsolidated Brazilian castings and components manufacturer and a $7.9 million note receivable balance from Greenbrier-Maxion, its unconsolidated Brazilian railcar manufacturer. These note receivables are included on the Consolidated Balance Sheet in Accounts receivable, net. In the future, the Company may make loans to or provide guarantees for Amsted-Maxion Cruzeiro or Greenbrier-Maxion.

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

Level 1 -	observable inputs such as unadjusted quoted prices in active markets for identical instruments;

Level 2 -	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and

Level 3 -	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of May 31, 2018 were:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$1,166	$—	$1,166	$—
Nonqualified savings plan investments	25,156	25,156	—	—
Cash equivalents	106,056	106,056	—	—

	$132,378	$131,212	$1,166	$—

Liabilities:
Derivative financial instruments	$1,428	$—	$1,428	$—

(1)	Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 11 Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2017 were:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$3,814	$—	$3,814	$—
Nonqualified savings plan investments	20,974	20,974	—	—
Cash equivalents	105,337	105,337	—	—

	$130,125	$126,311	$3,814	$—

Liabilities:
Derivative financial instruments	$2,886	$—	$2,886	$—

THE GREENBRIER COMPANIES, INC.

Note 17 – Related Party Transactions

In June 2017, the Company purchased a 40% interest in the common equity of an entity that buys and sells railcar assets that are leased to third parties. The railcars sold to this leasing warehouse are principally built by Greenbrier. The Company accounts for this leasing warehouse investment under the equity method of accounting. As of May 31, 2018, the carrying amount of the investment was $6.8 million which is classified in Investment in unconsolidated affiliates in the Consolidated Balance Sheet. Upon sale of railcars to this entity from Greenbrier, 60% of the related revenue and margin is recognized and 40% is deferred until the railcars are ultimately sold by the entity. During the nine months ended May 31, 2018, the Company recognized $16 million in revenue associated with railcars sold into the leasing warehouse and an additional $41 million associated with railcars sold out of the leasing warehouse. The Company also provides administrative and remarketing services to this entity and earns management fees for these services which were immaterial for the nine months ended May 31, 2018.

THE GREENBRIER COMPANIES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in four reportable segments: Manufacturing; Wheels & Parts; Leasing & Services; and GBW Joint Venture. Our segments are operationally integrated. The Manufacturing segment, which currently operates from facilities in the U.S., Mexico, Poland and Romania, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Wheels & Parts segment performs wheel and axle servicing, as well as production of a variety of parts for the railroad industry in North America. The Leasing & Services segment owns approximately 7,900 railcars (6,100 railcars held as equipment on operating leases, 1,700 held as leased railcars for syndication and 100 held as finished goods inventory) and provides management services for approximately 356,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America as of May 31, 2018. The GBW Joint Venture segment provides repair services across North America, including facilities certified by the AAR. The results of GBW’s operations are included as part of Earnings (loss) from unconsolidated affiliates as we account for our interest under the equity method of accounting. Through other unconsolidated affiliates we produce rail and industrial castings, tank heads and other components and have an ownership stake in a railcar manufacturer in Brazil and a leasing warehouse.

Our total manufacturing backlog of railcar units as of May 31, 2018 was approximately 24,200 units with an estimated value of $2.35 billion, of which 20,500 units are for direct sales and 3,700 units are for lease to third parties. Approximately 1% of backlog units and the estimated value as of May 31, 2018 was associated with our Brazilian manufacturing operations which is accounted for under the equity method. Backlog units for lease may be syndicated to third parties or held in our own fleet depending on a variety of factors. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix and pricing will be determined in the future, which may impact the dollar amount of backlog. Marine backlog as of May 31, 2018 was $12 million.

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

THE GREENBRIER COMPANIES, INC.

Three Months Ended May 31, 2018 Compared to Three Months Ended May 31, 2017

Overview

Revenue, cost of revenue, margin and operating profit presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three Months Ended May 31,
(In thousands)	2018	2017
Revenue:
Manufacturing	$510,099	$317,104
Wheels & Parts	94,515	85,231
Leasing & Services	36,773	36,826

	641,387	439,161
Cost of revenue:
Manufacturing	427,875	245,228
Wheels & Parts	85,850	77,985
Leasing & Services	19,155	26,247

	532,880	349,460
Margin:
Manufacturing	82,224	71,876
Wheels & Parts	8,665	7,246
Leasing & Services	17,618	10,579

	108,507	89,701
Selling and administrative	51,793	42,810
Net gain on disposition of equipment	(14,825)	(1,581)

Earnings from operations	71,539	48,472
Interest and foreign exchange	6,533	7,894

Earnings before income taxes and loss from unconsolidated affiliates	65,006	40,578
Income tax expense	(15,944)	(8,656)

Earnings before loss from unconsolidated affiliates	49,062	31,922
Loss from unconsolidated affiliates	(12,823)	(681)

Net earnings	36,239	31,241
Net (earnings) loss attributable to noncontrolling interest	(3,288)	1,582

Net earnings attributable to Greenbrier	$32,951	$32,823

Diluted earnings per common share	$1.01	$1.03

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Three Months Ended May 31,
(In thousands)	2018	2017
Operating profit (loss):
Manufacturing	$62,435	$57,901
Wheels & Parts	5,546	4,239
Leasing & Services	26,704	7,084
Corporate	(23,146)	(20,752)

	$71,539	$48,472

THE GREENBRIER COMPANIES, INC.

Consolidated Results

(In thousands)	Three Months Ended May 31,		Increase (Decrease)	% Change
	2018	2017
Revenue	$641,387	$439,161	$202,226	46.0%
Cost of revenue	$532,880	$349,460	$183,420	52.5%
Margin (%)	16.9%	20.4%	(3.5%)	*
Net earnings attributable to Greenbrier	$32,951	$32,823	$128	0.4%

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 46.0% increase in revenue for the three months ended May 31, 2018 as compared to the three months ended May 31, 2017 was primarily due to a 60.9% increase in Manufacturing revenue. The increase in Manufacturing revenue was primarily due to a 96.2% increase in deliveries and a change in product mix. The increase was also attributed to a 10.9% increase in Wheels & Parts revenue as a result of higher wheel set and component volumes due to an increase in demand and an increase in scrap metal pricing.

The 52.5% increase in cost of revenue for the three months ended May 31, 2018 as compared to the three months ended May 31, 2017 was primarily due to a 74.5% increase in Manufacturing cost of revenue. The increase in Manufacturing cost of revenue was primarily due to a 96.2% increase in the volume of railcar deliveries and a change in product mix. The increase was also attributed to a 10.1% increase in Wheels & Parts cost of revenue, primarily due to higher wheel set and component costs associated with increased volumes. The overall increase in cost of revenue was partially offset by a 27.0% decrease in Leasing & Services cost of revenue primarily due to lower maintenance costs, a decline in the volume of railcars sold that we purchased from third parties, lower transportation costs and fewer railcars on operating leases as we rebalance our lease portfolio.

Margin as a percentage of revenue was 16.9% and 20.4% for the three months ended May 31, 2018 and 2017, respectively. The overall margin as a percentage of revenue was negatively impacted by a decrease in Manufacturing margin to 16.1% from 22.7% primarily attributed to a change in product mix. This was partially offset by an increase in Leasing & Services margin to 47.9% from 28.7%. Leasing & Services margin for the three months ended May 31, 2018 benefited from fewer sales of railcars that we purchased from third parties which have lower margin percentages, higher management services margin from lower maintenance costs, a higher average volume of rent-producing leased railcars for syndication and lower transportation costs.

The $0.1 million increase in net earnings for the three months ended May 31, 2018 as compared to the three months ended May 31, 2017 was primarily attributable to an increase in margin dollars from an increase in the volume of railcar deliveries and higher Net gain on disposition of equipment. These were partially offset by an increase in Loss from unconsolidated affiliates.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

(In thousands)	Three Months Ended May 31,		Increase (Decrease)	% Change
	2018	2017
Revenue	$510,099	$317,104	$192,995	60.9%
Cost of revenue	$427,875	$245,228	$182,647	74.5%
Margin (%)	16.1%	22.7%	(6.6%)	*
Operating profit ($)	$62,435	$57,901	$4,534	7.8%
Operating profit (%)	12.2%	18.3%	(6.1%)	*
Deliveries	5,100	2,600	2,500	96.2%

*	Not meaningful

As of June 1, 2017, the Manufacturing segment included the results of Greenbrier-Astra Rail which is consolidated for financial reporting purposes.

Manufacturing revenue increased $193.0 million or 60.9% for the three months ended May 31, 2018 compared to the three months ended May 31, 2017. The increase in revenue was primarily attributed to a 96.2% increase in deliveries and a change in product mix.

Manufacturing cost of revenue increased $182.6 million or 74.5% for the three months ended May 31, 2018 compared to the three months ended May 31, 2017. The increase in cost of revenue was primarily attributed to a 96.2% increase in the volume of railcar deliveries and a change in product mix.

Manufacturing margin as a percentage of revenue decreased 6.6% for the three months ended May 31, 2018 compared to the three months ended May 31, 2017. The decrease was primarily attributed to a change in product mix.

Manufacturing operating profit increased $4.5 million or 7.8% for the three months ended May 31, 2018 compared to the three months ended May 31, 2017. The increase was primarily attributed to higher margin dollars due to an increase in the volume of railcar deliveries.

THE GREENBRIER COMPANIES, INC.

Wheels & Parts Segment

(In thousands)	Three Months Ended May 31,		Increase (Decrease)	% Change
	2018	2017
Revenue	$94,515	$85,231	$9,284	10.9%
Cost of revenue	$85,850	$77,985	$7,865	10.1%
Margin (%)	9.2%	8.5%	0.7%	*
Operating profit ($)	$5,546	$4,239	$1,307	30.8%
Operating profit (%)	5.9%	5.0%	0.9%	*

*	Not meaningful

Wheels & Parts revenue increased $9.3 million or 10.9% for the three months ended May 31, 2018 compared to the three months ended May 31, 2017. The increase was primarily as a result of higher wheel set and component volumes due to an increase in demand and an increase in scrap metal pricing. These were partially offset by a decrease in parts volume.

Wheels & Parts cost of revenue increased $7.9 million or 10.1% for the three months ended May 31, 2018 compared to the three months ended May 31, 2017. The increase was primarily attributed to higher wheel set and component costs associated with increased volumes. This was partially offset by a decrease in parts volume.

Wheels & Parts margin as a percentage of revenue increased 0.7% for the three months ended May 31, 2018 compared to the three months ended May 31, 2017. The increase was primarily attributed to efficiencies from operating at higher wheel set and component volumes and an increase in scrap metal pricing. This was partially offset by a less favorable parts product mix.

Wheels & Parts operating profit increased $1.3 million or 30.8% for the three months ended May 31, 2018 compared to the three months ended May 31, 2017. The increase was primarily attributed to higher margins due to an increase in wheelset and component volumes and an increase in efficiencies.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

(In thousands)	Three Months Ended May 31,		Increase (Decrease)	% Change
	2018	2017
Revenue	$36,773	$36,826	$(53)	(0.1%)
Cost of revenue	$19,155	$26,247	$(7,092)	(27.0%)
Margin (%)	47.9%	28.7%	19.2%	*
Operating profit ($)	$26,704	$7,084	$19,620	277.0%
Operating profit (%)	72.6%	19.2%	53.4%	*

*	Not meaningful

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

Leasing & Services revenue decreased $0.1 million or 0.1% for the three months ended May 31, 2018 compared to the three months ended May 31, 2017. The decrease was primarily attributed to a decrease in the sale of railcars which we had purchased from third parties with the intent to resell them and a decline in leasing revenue due to fewer railcars on operating leases as we rebalance our lease portfolio. This was partially offset by higher management services revenue from new service agreements and a higher average volume of rent-producing leased railcars for syndication.

Leasing & Services cost of revenue decreased $7.1 million or 27.0% for the three months ended May 31, 2018 compared to the three months ended May 31, 2017. The decrease was primarily due to lower maintenance costs, a decline in the volume of railcars sold that we purchased from third parties, lower transportation costs and fewer railcars on operating leases as we rebalance our lease portfolio.

Leasing & Services margin as a percentage of revenue increased 19.2% for the three months ended May 31, 2018 compared to the three months ended May 31, 2017. Margin for the three months ended May 31, 2018 benefited from fewer sales of railcars that we purchased from third parties which have lower margin percentages, higher management services margin from lower maintenance costs, a higher average volume of rent-producing leased railcars for syndication and lower transportation costs.

Leasing & Services operating profit increased $19.6 million or 277.0% for the three months ended May 31, 2018 compared to the three months ended May 31, 2017. The increase was primarily attributed to a $14.1 million increase in net gain on disposition of equipment and a $7.0 million increase in margin. The increase in net gain on disposition of equipment for the three months ended May 31, 2018 was related to higher volumes of equipment sales as we rebalance our lease portfolio.

The percentage of owned units on lease was 90.4% at May 31, 2018 compared to 93.6% at May 31, 2017.

THE GREENBRIER COMPANIES, INC.

GBW Joint Venture Segment

To reflect our 50% share of GBW’s net results, we recorded losses of $10.6 million and $1.6 million for the three months ended May 31, 2018 and 2017, respectively, in Earnings (loss) from unconsolidated affiliates. The increase in the losses at GBW primarily related to a pre-tax goodwill impairment loss of $26.4 million that GBW recorded during the three months ended May 31, 2018. As we account for GBW under the equity method of accounting, our 50% share of the non-cash goodwill impairment loss recognized by GBW was $9.5 million after-tax and included as part of Loss from unconsolidated affiliates on our Consolidated Statement of Income.

Selling and Administrative Expense

(In thousands)	Three Months Ended May 31,		Increase (Decrease)	% Change
	2018	2017
Selling and administrative expense	$51,793	$42,810	$8,983	21.0%

Selling and administrative expense was $51.8 million or 8.1% of revenue for the three months ended May 31, 2018 compared to $42.8 million or 9.7% of revenue for the prior comparable period. The $9.0 million increase was primarily attributed to $3.8 million in professional fees, consulting and related costs primarily associated with strategic business development and IT initiatives, $3.1 million from the addition of Astra Rail’s selling and administrative costs and $1.5 million in employee costs.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $14.8 million for the three months ended May 31, 2018 compared to $1.6 million for the prior comparable period.

Net gain on disposition of equipment includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity and disposition of property, plant and equipment. The net gain on disposition of equipment for the three months ended May 31, 2018 primarily relates to higher volumes of equipment sales as we rebalance our lease portfolio.

Other Costs

Interest and foreign exchange expense was composed of the following:

	Three Months Ended May 31,		Increase (Decrease)
(In thousands)	2018	2017
Interest and foreign exchange:
Interest and other expense	$7,392	$7,030	$362
Foreign exchange (gain) loss	(859)	864	(1,723)

	$6,533	$7,894	$(1,361)

The $1.4 million decrease in interest and foreign exchange expense from the prior comparable period was primarily attributed to a $0.9 million foreign exchange gain in the current year compared to a $0.9 million foreign exchange loss in the prior comparable period. The $1.7 million change in foreign exchange (gain) loss was primarily attributed to the change in the Mexican Peso relative to the U.S. Dollar. This was partially offset by a $0.4 million increase in interest expense due to additional interest expense as a result of the addition of Astra Rail.

THE GREENBRIER COMPANIES, INC.

Income Tax

The effective tax rate for the three months ended May 31, 2018 was 24.5% compared to 21.3% for the three months ended May 31, 2017. The tax rate for the three months ended May 31, 2017 benefited from the impact of discrete items and the year to date true-up of the estimated annual effective tax rate resulting in a cumulative adjustment which reduced tax expense during that period.

The tax rate for the three months ended May 31, 2018 was impacted from the reduction in the statutory rate from 35% to 21% due to the enactment of the Tax Act on December 22, 2017. As a result of our fiscal year end, our statutory rate is 25.7% for 2018. See Note 14 Income Taxes for further discussion of the impact of the Tax Act.

Our tax rate also fluctuates period-to-period due to changes in the projected mix of foreign and domestic pre-tax earnings and due to discrete tax items booked within the interim period. It can also fluctuate with changes in the proportion of projected pre-tax earnings attributable to our Mexican railcar manufacturing joint venture because the joint venture is predominantly treated as a partnership for tax purposes and, as a result, the partnership’s entire pre-tax earnings are included in Earnings before income taxes and earnings from unconsolidated affiliates, whereas only our 50% share of the tax is included in Income tax expense.

Loss From Unconsolidated Affiliates

Loss from unconsolidated affiliates primarily includes our share of after-tax results from our GBW joint venture, our Brazil operations which include a castings joint venture and a railcar manufacturing joint venture, our leasing warehouse investment, our North American castings joint venture and our tank head joint venture.

Loss from unconsolidated affiliates was $12.8 million for the three months ended May 31, 2018 compared to $0.7 million for the three months ended May 31, 2017. The $12.1 million increase in loss from unconsolidated affiliates was primarily attributed to a non-cash goodwill impairment that GBW recognized during the current quarter, of which our 50% share was $9.5 million after-tax, and losses at our Brazil operations.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $3.3 million for the three months ended May 31, 2018 compared to a net loss attributable to noncontrolling interest of $1.6 million in the prior comparable period. These amounts primarily represent our Mexican partner’s share of the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The three months ended May 31, 2018 also included our European partner’s share of the results of Greenbrier-Astra Rail. The increase of $4.9 million from the prior year is primarily a result of an increase in earnings due to higher volumes of railcar deliveries at our Mexican railcar manufacturing joint venture.

THE GREENBRIER COMPANIES, INC.

Nine Months Ended May 31, 2018 Compared to Nine Months Ended May 31, 2017

Overview

Revenue, cost of revenue, margin and operating profit presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Nine Months Ended May 31,
(In thousands)	2018	2017
Revenue:
Manufacturing	$1,473,411	$1,216,641
Wheels & Parts	261,236	237,580
Leasing & Services	95,611	103,536

	1,830,258	1,557,757
Cost of revenue:
Manufacturing	1,237,890	948,436
Wheels & Parts	239,064	218,460
Leasing & Services	50,136	69,484

	1,527,090	1,236,380
Margin:
Manufacturing	235,521	268,205
Wheels & Parts	22,172	19,120
Leasing & Services	45,475	34,052

	303,168	321,377
Selling and administrative	149,130	123,518
Net gain on disposition of equipment	(39,813)	(4,793)

Earnings from operations	193,851	202,652
Interest and foreign exchange	20,582	15,291

Earnings before income taxes and loss from unconsolidated affiliates	173,269	187,361
Income tax expense	(22,778)	(53,900)

Earnings before loss from unconsolidated affiliates	150,491	133,461
Loss from unconsolidated affiliates	(15,586)	(5,253)

Net earnings	134,905	128,208
Net earnings attributable to noncontrolling interest	(14,059)	(35,887)

Net earnings attributable to Greenbrier	$120,846	$92,321

Diluted earnings per common share	$3.75	$2.91

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

(In thousands)	Nine Months Ended May 31,
	2018	2017
Operating profit (loss):
Manufacturing	$178,589	$226,611
Wheels & Parts	13,083	12,702
Leasing & Services	71,008	24,363
Corporate	(68,829)	(61,024)

	$193,851	$202,652

THE GREENBRIER COMPANIES, INC.

Consolidated Results

	Nine Months Ended May 31,		Increase (Decrease)	% Change
(In thousands)	2018	2017
Revenue	$1,830,258	$1,557,757	$272,501	17.5%
Cost of revenue	$1,527,090	$1,236,380	$290,710	23.5%
Margin (%)	16.6%	20.6%	(4.0%)	*
Net earnings attributable to Greenbrier	$120,846	$92,321	$28,525	30.9%

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 17.5% increase in revenue for the nine months ended May 31, 2018 as compared to the nine months ended May 31, 2017 was primarily due to a 21.1% increase in Manufacturing revenue. The increase in Manufacturing revenue was primarily due to a 27.6% increase in deliveries and a change in product mix. The increase was also attributed to a 10.0% increase in Wheels & Parts revenue as a result of higher wheel set and component volumes due to an increase in demand and an increase in scrap metal pricing. The overall increase in revenue was partially offset by a 7.7% decrease in Leasing & Services revenue primarily attributed to a decrease in the sale of railcars which we had purchased from third parties with the intent to resell them and a decline in leasing revenue due to fewer railcars on operating leases as we rebalance our lease portfolio.

The 23.5% increase in cost of revenue for the nine months ended May 31, 2018 as compared to the nine months ended May 31, 2017 was due to a 30.5% increase in Manufacturing cost of revenue. The increase in Manufacturing cost of revenue was primarily due to a 27.6% increase in the volume of railcar deliveries and a change in product mix. The increase was also attributed to a 9.4% increase in Wheels & Parts cost of revenue, primarily due to higher wheel set and component costs associated with increased volumes. The overall increase in cost of revenue was partially offset by a 27.8% decrease in Leasing & Services cost of revenue primarily due to a decline in the volume of railcars sold that we purchased from third parties, lower maintenance and transportation costs and fewer railcars on operating leases as we rebalance our lease portfolio.

Margin as a percentage of revenue was 16.6% and 20.6% for the nine months ended May 31, 2018 and 2017, respectively. The overall margin as a percentage of revenue was negatively impacted by a decrease in Manufacturing margin to 16.0% from 22.0% primarily attributed to a change in product mix. This was partially offset by an increase in Leasing & Services margin to 47.6% from 32.9%. Leasing & Services margin for the nine months ended May 31, 2018 benefited from fewer sales of railcars that we purchased from third parties which have lower margin percentages, higher management services margin from lower maintenance costs, a higher average volume of rent-producing leased railcars for syndication and lower transportation costs.

The $28.5 million increase in net earnings for the nine months ended May 31, 2018 as compared to the nine months ended May 31 28, 2017 was primarily attributable to a reduction in the tax rate due to the Tax Act and higher Net gain on disposition of equipment. See Note 14 Income Taxes for further discussion of the impact of the Tax Act.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

	Nine Months Ended May 31,		Increase (Decrease)	% Change
(In thousands)	2018	2017
Revenue	$1,473,411	$1,216,641	$256,770	21.1%
Cost of revenue	$1,237,890	$948,436	$289,454	30.5%
Margin (%)	16.0%	22.0%	(6.0%)	*
Operating profit ($)	$178,589	$226,611	$(48,022)	(21.2%)
Operating profit (%)	12.1%	18.6%	(6.5%)	*
Deliveries	13,400	10,500	2,900	27.6%

*	Not meaningful

As of June 1, 2017, the Manufacturing segment included the results of Greenbrier-Astra Rail which is consolidated for financial reporting purposes.

Manufacturing revenue increased $256.8 million or 21.1% for the nine months ended May 31, 2018 compared to the nine months ended May 31, 2017. The increase in revenue was primarily attributed to a 27.6% increase in deliveries and a change in product mix.

Manufacturing cost of revenue increased $289.5 million or 30.5% for the nine months ended May 31, 2018 compared to the nine months ended May 31, 2017. The increase in cost of revenue was primarily attributed to a 27.6% increase in the volume of railcar deliveries and a change in product mix.

Manufacturing margin as a percentage of revenue decreased 6.0% for the nine months ended May 31, 2018 compared to the nine months ended May 31, 2017. The decrease was primarily attributed to a change in product mix.

Manufacturing operating profit decreased $48.0 million or 21.2% for the nine months ended May 31, 2018 compared to the nine months ended May 31, 2017. The decrease was primarily attributed to a lower margin percentage from a change in product mix and increased costs associated with expanded international operations. This was partially offset by an increase in the volume of railcar deliveries.

THE GREENBRIER COMPANIES, INC.

Wheels & Parts Segment

(In thousands)	Nine Months Ended May 31,		Increase (Decrease)	% Change
	2018	2017
Revenue	$261,236	$237,580	$23,656	10.0%
Cost of revenue	$239,064	$218,460	$20,604	9.4%
Margin (%)	8.5%	8.0%	0.5%	*
Operating profit ($)	$13,083	$12,702	$381	3.0%
Operating profit (%)	5.0%	5.3%	(0.3%)	*

*	Not meaningful

Wheels & Parts revenue increased $23.7 million or 10.0% for the nine months ended May 31, 2018 compared to the nine months ended May 31, 2017. The increase was primarily as a result of higher wheel set and component volumes due to an increase in demand and an increase in scrap metal pricing. These were partially offset by a decrease in parts volume.

Wheels & Parts cost of revenue increased $20.6 million or 9.4% for the nine months ended May 31, 2018 compared to the nine months ended May 31, 2017. The increase was primarily attributed to higher wheel set and component costs associated with increased volumes. This was partially offset by a decrease in parts volume.

Wheels & Parts margin as a percentage of revenue increased 0.5% for the nine months ended May 31, 2018 compared to the nine months ended May 31, 2017. The increase was primarily attributed to efficiencies from operating at higher wheel set and component volumes and an increase in scrap metal pricing. This was partially offset by a less favorable parts product mix.

Wheels & Parts operating profit increased $0.4 million or 3.0% for the nine months ended May 31, 2018 compared to the nine months ended May 31, 2017. The increase was primarily attributed to higher margins due to an increase in wheelset and component volumes and an increase in efficiencies. This was partially offset by higher employee related costs.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

(In thousands)	Nine Months Ended May 31,		Increase (Decrease)	% Change
	2018	2017
Revenue	$95,611	$103,536	$(7,925)	(7.7%)
Cost of revenue	$50,136	$69,484	$(19,348)	(27.8%)
Margin (%)	47.6%	32.9%	14.7%	*
Operating profit ($)	$71,008	$24,363	$46,645	191.5%
Operating profit (%)	74.3%	23.5%	50.8%	*

*	Not meaningful

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

Leasing & Services revenue decreased $7.9 million or 7.7% for the nine months ended May 31, 2018 compared to the nine months ended May 31, 2017. The decrease was primarily attributed to a decrease in the sale of railcars which we had purchased from third parties with the intent to resell them and a decline in leasing revenue due to fewer railcars on operating leases as we rebalance our lease portfolio. This was partially offset by higher management services revenue from new service agreements and a higher average volume of rent-producing leased railcars for syndication.

Leasing & Services cost of revenue decreased $19.3 million or 27.8% for the nine months ended May 31, 2018 compared to the nine months ended May 31, 2017. The decrease was primarily due to a decline in the volume of railcars sold that we purchased from third parties, lower maintenance and transportation costs and fewer railcars on operating leases as we rebalance our lease portfolio.

Leasing & Services margin as a percentage of revenue increased 14.7% for the nine months ended May 31, 2018 compared to the nine months ended May 31, 2017. Margin for the nine months ended May 31, 2018 benefited from fewer sales of railcars that we purchased from third parties which have lower margin percentages, higher management services margin from lower maintenance costs, a higher average volume of rent-producing leased railcars for syndication and lower transportation costs.

Leasing & Services operating profit increased $46.6 million or 191.5% for the nine months ended May 31, 2018 compared to the nine months ended May 31, 2017. The increase was primarily attributed to a $37.1 million increase in net gain on disposition of equipment and an $11.4 million increase in margin. The net gain on disposition of equipment for the nine months ended May 31, 2018 relates to higher volumes of equipment sales as we rebalance our lease portfolio.

THE GREENBRIER COMPANIES, INC.

GBW Joint Venture Segment

To reflect our 50% share of GBW’s net results, we recorded losses of $14.1 million and $5.0 million for the nine months ended May 31, 2018 and 2017, respectively, in Loss from unconsolidated affiliates. The increase in the losses at GBW primarily related to a pre-tax goodwill impairment loss of $26.4 million that GBW recorded during the nine months ended May 31, 2018. As we account for GBW under the equity method of accounting, our 50% share of the non-cash goodwill impairment loss recognized by GBW was $9.5 million after-tax and included as part of Loss from unconsolidated affiliates on our Consolidated Statement of Income.

Selling and Administrative Expense

(In thousands)	Nine Months Ended May 31,		Increase (Decrease)	% Change
	2018	2017
Selling and administrative expense	$149,130	$123,518	$25,612	20.7%

Selling and administrative expense was $149.1 million or 8.1% of revenue for the nine months ended May 31, 2018 compared to $123.5 million or 7.9% of revenue for the prior comparable period. The $25.6 million increase was primarily attributed to a $9.3 million increase in professional fees, consulting and related costs associated with strategic business development, litigation and IT initiatives, $8.4 million from the addition of Astra Rail’s selling and administrative costs and a $4.6 million increase in employee costs.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $39.8 million for the nine months ended May 31, 2018 compared to $4.8 million for the prior comparable period.

Net gain on disposition of equipment includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity and disposition of property, plant and equipment. The net gain on disposition of equipment for the nine months ended May 31, 2018 primarily relates to higher volumes of equipment sales as we rebalance our lease portfolio.

Other Costs

Interest and foreign exchange expense was composed of the following:

(In thousands)	Nine Months Ended May 31,		Increase (Decrease)
	2018	2017
Interest and foreign exchange:
Interest and other expense	$23,252	$15,669	$7,583
Foreign exchange gain	(2,670)	(378)	(2,292)

	$20,582	$15,291	$5,291

The $5.3 million increase in interest and foreign exchange expense from the prior comparable period was primarily attributed to interest expense associated with the $275 million convertible senior notes due 2024 issued in February 2017 and additional interest expense due to the addition of Astra Rail. This was partially offset by a $2.3 million higher foreign exchange gain in the current year which was primarily attributed to the change in the Mexican Peso relative to the U.S. Dollar.

THE GREENBRIER COMPANIES, INC.

Income Tax

The effective tax rate for the nine months ended May 31, 2018 was 13.1% compared to 28.8% for the nine months ended May 31, 2017. The change in the tax rate was primarily due to the enactment of the Tax Act on December 22, 2017. The Tax Act made significant changes to the U.S. federal income tax laws, including, but not limited to, a reduction of the corporate tax rate from 35% to 21% and a transition tax on foreign earnings not previously subject to U.S. taxation. As a result of our fiscal year end, our statutory rate is 25.7% for 2018. See Note 14 Income Taxes for further discussion of the impact of the Tax Act.

Our tax rate also fluctuates period-to-period due to changes in the projected mix of foreign and domestic pre-tax earnings and due to discrete tax items booked within the interim period. It can also fluctuate with changes in the proportion of projected pre-tax earnings attributable to our Mexican railcar manufacturing joint venture because the joint venture is predominantly treated as a partnership for tax purposes and, as a result, the partnership’s entire pre-tax earnings are included in Earnings before income taxes and earnings from unconsolidated affiliates, whereas only our 50% share of the tax is included in Income tax expense.

Loss From Unconsolidated Affiliates

Loss from unconsolidated affiliates primarily includes our share of after-tax results from our GBW joint venture, our Brazil operations which include a castings joint venture and a railcar manufacturing joint venture, our leasing warehouse investment, our North American castings joint venture and our tank head joint venture.

Loss from unconsolidated affiliates was $15.6 million for the nine months ended May 31, 2018 compared to $5.3 million for the nine months ended May 31, 2017. The $10.3 million increase in loss from unconsolidated affiliates was primarily attributed to a non-cash goodwill impairment that GBW recognized during the current year, of which our 50% share was $9.5 million after-tax, and losses at our Brazil operations.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $14.1 million for the nine months ended May 31, 2018 compared to $35.9 million in the prior comparable period. These amounts primarily represent our Mexican partner’s share of the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales. The nine months ended May 31, 2018 also included our European partner’s share of the results of Greenbrier-Astra Rail. The decrease of $21.8 million from the prior year is primarily a result of a decrease in earnings due to lower margins at our Mexican railcar manufacturing joint venture.

THE GREENBRIER COMPANIES, INC.

Liquidity and Capital Resources

	Nine Months Ended May 31,
(In thousands)	2018	2017
Net cash provided by operating activities	$79,626	$77,931
Net cash used in investing activities	(6,654)	(51,496)
Net cash provided by (used in) financing activities	(82,007)	206,959
Effect of exchange rate changes	(12,462)	9,340

Net increase (decrease) in cash and cash equivalents	$(21,497)	$242,734

We have been financed through cash generated from operations and borrowings. At May 31, 2018, cash and cash equivalents were $590.0 million, a decrease of $21.5 million from $611.5 million at August 31, 2017.

The change in cash provided by operating activities for the nine months ended May 31, 2018 compared to the nine months ended May 31, 2017 was primarily due to a net change in working capital, a change in cash flows associated with leased railcars for syndication, an increase in net gain on disposition of equipment and a change in deferred income taxes as a result of the Tax Act.

Cash used in investing activities primarily related to capital expenditures net of proceeds from the sale of assets. The change in cash used in investing activities for the nine months ended May 31, 2018 compared to the nine months ended May 31, 2017 was primarily attributable to higher proceeds from the sale of assets partially offset by an increase in capital expenditures.

Capital expenditures totaled $118.7 million and $53.8 million for the nine months ended May 31, 2018 and 2017, respectively. Manufacturing capital expenditures were approximately $34.1 million and $26.7 million for the nine months ended May 31, 2018 and 2017, respectively. Capital expenditures for Manufacturing are expected to be approximately $65 million in 2018 and primarily relate to enhancements of our existing manufacturing facilities. Wheels & Parts capital expenditures were approximately $1.6 million and $2.5 million for the nine months ended May 31, 2018 and 2017, respectively. Capital expenditures for Wheels & Parts are expected to be approximately $5 million in 2018 for maintenance and enhancements of our existing facilities. Leasing & Services and corporate capital expenditures were approximately $83.0 million and $24.6 million for the nine months ended May 31, 2018 and 2017, respectively. Leasing & Services and corporate capital expenditures for 2018 are expected to be approximately $115 million. Proceeds from sales of leased railcar equipment are expected to be $150 million for 2018. The asset additions and dispositions for Leasing & Services in 2018 primarily relate to higher volumes of equipment purchases and sales as we rebalance our lease portfolio. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity.

Proceeds from the sale of assets, which primarily related to sales of railcars from our lease fleet within Leasing & Services, were approximately $129.8 million and $20.3 million for the nine months ended May 31, 2018 and 2017, respectively. Proceeds from the sale of assets for the nine months ended May 31, 2017 included approximately $7.7 million of equipment sold pursuant to sale leaseback transactions. The gain resulting from the sale leaseback transactions was deferred and is being recognized over the lease term in Net gain on disposition of equipment.

The change in cash provided by (used in) financing activities for the nine months ended May 31, 2018 compared to the nine months ended May 31, 2017 was primarily attributed to a decrease in the proceeds of debt, net of repayments and a change in the net activities with joint venture partners.

A quarterly dividend of $0.25 per share was declared on June 28, 2018.

THE GREENBRIER COMPANIES, INC.

The Board of Directors has authorized our company to repurchase in aggregate up to $225 million of our common stock. We did not repurchase any shares during the nine months ended May 31, 2018. As of May 31, 2018, we had cumulatively repurchased 3,206,226 shares for approximately $137.0 million since October 2013 and had $88.0 million available under the share repurchase program with an expiration date of March 31, 2019.

Our 3.5% convertible senior notes due 2018 matured on April 1, 2018. The conversion of these notes resulted in the issuance of an additional 3.4 million shares of our common stock. These additional shares have historically been included in the calculation of diluted earnings per share.

Senior secured credit facilities, consisting of three components, aggregated to $628.4 million as of May 31, 2018. We had an aggregate of $396.0 million available to draw down under committed credit facilities as of May 31, 2018. This amount consists of $337.9 million available on the North American credit facility, $8.1 million on the European credit facilities and $50.0 million on the Mexican railcar manufacturing joint venture credit facilities.

As of May 31, 2018, a $550.0 million revolving line of credit, maturing October 2020, secured by substantially all our assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.75% or Prime plus 0.75% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of May 31, 2018, lines of credit totaling $28.4 million secured by certain of our European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.3% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently these European credit facilities have maturities that range from December 2018 through June 2019.

As of May 31, 2018, our Mexican railcar manufacturing joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $30.0 million and is fully guaranteed by us and our joint venture partner. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw against this facility through January 2019. The second line of credit provides up to $20.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through July 2019.

As of May 31, 2018, outstanding commitments under the senior secured credit facilities consisted of $72.2 million in letters of credit under the North American credit facility and $20.3 million outstanding under the European credit facilities.

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into capital leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of May 31, 2018, we were in compliance with all such restrictive covenants.

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

As of May 31, 2018, we had a $45.0 million note receivable balance from GBW which is included on the Consolidated Balance Sheet in Accounts receivable, net. We may make additional capital contributions or loans to GBW, an unconsolidated 50/50 joint venture, in the future.

As of May 31, 2018, we had a $10.0 million note receivable from Amsted-Maxion Cruzeiro, our unconsolidated Brazilian castings and components manufacturer and a $7.9 million note receivable balance from Greenbrier-Maxion, our unconsolidated Brazilian railcar manufacturer. These note receivables are included on the Consolidated Balance Sheet in Accounts receivable, net. In the future, we may make loans to or provide guarantees for Amsted-Maxion Cruzeiro or Greenbrier-Maxion.

We expect existing funds and cash generated from operations, together with proceeds from financing activities including borrowings under existing credit facilities and long-term financings, to be sufficient to fund expected debt repayments, working capital needs, planned capital expenditures, additional investments in our unconsolidated affiliates and dividends during the next twelve months.

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

THE GREENBRIER COMPANIES, INC.

The provisions of ASC 350, Intangibles - Goodwill and Other, require that we perform an annual impairment test on goodwill. We compare the fair value of each reporting unit with its carrying value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. An impairment loss is recorded to the extent that the reporting unit’s carrying amount exceeds the reporting unit’s fair value. An impairment loss cannot exceed the total amount of goodwill allocated to the reporting unit. Our goodwill balance was $70.3 million as of May 31, 2018 of which $43.3 million related to our Wheels & Parts segment and $27.0 million related to our Manufacturing segment. We performed our annual goodwill impairment test during the third quarter of 2018 and we concluded that goodwill was not impaired.

GBW, an unconsolidated 50/50 joint venture, also separately tests its goodwill and indefinite-lived intangible assets for impairment consistent with the methodology described above. During the third quarter of 2018, GBW performed its annual impairment test and GBW recorded a pre-tax impairment loss of $26.4 million as sales and profitability trends continue to decline. As we account for GBW under the equity method of accounting, our 50% share of the non-cash goodwill impairment loss recognized by GBW was $9.5 million after-tax and included as part of Loss from unconsolidated affiliates on our Consolidated Statement of Income. As of May 31, 2018, GBW had a remaining goodwill balance of $15.1 million.

THE GREENBRIER COMPANIES, INC.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecast foreign currency sales and expenses. At May 31, 2018 exchange rates, forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; the purchase of Mexican Pesos and the sale of U.S. Dollars; and for the purchase of U.S. Dollars and the sale of Saudi Riyals aggregated to $148.4 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries where the functional currency is not U.S. Dollars. At May 31, 2018, net assets of foreign subsidiaries aggregated to $183.0 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $18.3 million, or 1.4% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same adverse direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $86.0 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At May 31, 2018, 74% of our outstanding debt had fixed rates and 26% had variable rates. At May 31, 2018, a uniform 10% increase in variable interest rates would have resulted in approximately $0.4 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no shares repurchased under the share repurchase program during the three months ended May 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2018 – March 31, 2018	—	—	—	$87,989,491
April 1, 2018 – April 30, 2018	—	—	—	$87,989,491
May 1, 2018 – May 31, 2018	—	—	—	$87,989,491

	—		—

THE GREENBRIER COMPANIES, INC.

Item 6.	Exhibits

(a) List of Exhibits:

10.1	Form of Amendment No. 2 to Form of Amended and Restated Employment Agreement between the Registrant and certain of its executive officers.

10.2	Form of Agreement Concerning Indemnification and Related Matters (Officers) between Registrant and certain of its officers.

10.3	Form of Restricted Stock Unit Award Agreement.

10.4	The Greenbrier Companies, Inc. Amended and Restated Non-Qualified Deferred Compensation Plan Basic Plan Document.

10.5	The Greenbrier Companies, Inc. Amended and Restated Non-Qualified Deferred Compensation Plan Adoption Agreement.

10.6	Amendment No. 1 dated June 15, 2018 to the Updated Rabbi Trust Agreement dated October 1, 2012 related to The Greenbrier Companies, Inc. Non-Qualified Deferred Compensation Plan.

10.7	Amendment No. 1 dated June 15, 2018 to the Updated Rabbi Trust Agreement dated October 1, 2012 related to The Greenbrier Companies, Inc. Non-Qualified Deferred Compensation Plan for Directors.

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2018 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: June 29, 2018	By:	/s/ Lorie L. Tekorius
Lorie L. Tekorius
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: June 29, 2018	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)