Form 10-Q
period 2018-11-30
GREENBRIER COMPANIES INC
filed 2019-01-09
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the registrant’s common stock, without par value, outstanding on January 3, 2019 was 32,350,212 shares.

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

•	ability to convert backlog of railcar orders and obtain and execute lease syndication commitments;
•	ability to recruit, train and retain adequate numbers of qualified employees;
•	ability to obtain adequate certification and licensing of products;
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

•	industry overcapacity and our manufacturing capacity utilization;
•	decreases or write-downs in carrying value of inventory, goodwill, investments, intangibles or other assets due to impairment;
•	severance or other costs or charges associated with layoffs, shutdowns, or reducing the size and scope of operations;
•	changes in future maintenance or warranty requirements;
•	our ability to adjust to the cyclical nature of the industries in which we operate;
•	changes in interest rates and financial impacts from interest rates;
•	our ability and cost to maintain and renew operating permits;
•	actions or failures to act by various regulatory agencies including changing tank car or other rail car regulations;
•	potential environmental remediation obligations;
•	changes in commodity prices, including oil and gas;
•	risks associated with our intellectual property rights or those of third parties, including infringement, maintenance, protection, validity, enforcement and continued use of such rights;
•	expansion of warranty and product support terms beyond those which have traditionally prevailed in the rail supply industry;
•	availability and/or price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;
•	the failure of, or our delay in implementing and using, new software or other technologies;

THE GREENBRIER COMPANIES, INC.

•	the impact of cybersecurity risks and the costs of mitigating and responding to a data security breach;
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

Any forward-looking statements should be considered in light of these factors. Words such as “affirms,” “anticipates,” “believes,” “forecast,” “potential,” “goal,” “contemplates,” “expects,” “intends,” “plans,” “projects,” “hopes,” “seeks,” “estimates,” “strategy,” “could,” “would,” “should,” “likely,” “will,” “may,” “can,” “designed to,” “future,” “foreseeable future” and similar expressions identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s opinions only as of the date hereof. Except as otherwise required by law, we do not assume any obligation to update any forward-looking statements.

All references to years refer to the fiscal years ended August 31st unless otherwise noted.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Consolidated Balance Sheets

(In thousands, unaudited)

	November 30, 2018	August 31, 2018
Assets
Cash and cash equivalents	$462,797	$530,655
Restricted cash	8,872	8,819
Accounts receivable, net	306,917	348,406
Inventories	492,573	432,314
Leased railcars for syndication	233,415	130,926
Equipment on operating leases, net	317,282	322,855
Property, plant and equipment, net	461,120	457,196
Investment in unconsolidated affiliates	58,682	61,414
Intangibles and other assets, net	95,958	94,668
Goodwill	77,508	78,211

	$2,515,124	$2,465,464

Liabilities and Equity
Revolving notes	$22,189	$27,725
Accounts payable and accrued liabilities	438,304	449,857
Deferred income taxes	30,631	31,740
Deferred revenue	108,566	105,954
Notes payable, net	487,764	436,205

Commitments and contingencies (Note 16)

Contingently redeemable noncontrolling interest	28,449	29,768

Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 32,350 and 32,191 shares outstanding at November 30, 2018 and August 31, 2018	—	—
Additional paid-in capital	440,958	442,569
Retained earnings	846,018	830,898
Accumulated other comprehensive loss	(29,345)	(23,366)

Total equity – Greenbrier	1,257,631	1,250,101
Noncontrolling interest	141,590	134,114

Total equity	1,399,221	1,384,215

	$2,515,124	$2,465,464

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Income

(In thousands, except per share amounts, unaudited)

	Three Months Ended November 30,
	2018	2017
Revenue
Manufacturing	$471,789	$451,485
Wheels, Repair & Parts	108,543	78,011
Leasing & Services	24,191	30,039

	604,523	559,535
Cost of revenue
Manufacturing	417,805	380,850
Wheels, Repair & Parts	100,978	72,506
Leasing & Services	13,207	16,865

	531,990	470,221
Margin	72,533	89,314
Selling and administrative expense	50,432	47,043
Net gain on disposition of equipment	(14,353)	(19,171)

Earnings from operations	36,454	61,442
Other costs
Interest and foreign exchange	4,404	7,020

Earnings before income taxes and earnings (loss) from unconsolidated affiliates	32,050	54,422
Income tax expense	(9,135)	(18,135)

Earnings before earnings (loss) from unconsolidated affiliates	22,915	36,287
Earnings (loss) from unconsolidated affiliates	467	(2,910)

Net earnings	23,382	33,377
Net earnings attributable to noncontrolling interest	(5,426)	(7,124)

Net earnings attributable to Greenbrier	$17,956	$26,253

Basic earnings per common share:	$0.55	$0.90
Diluted earnings per common share:	$0.54	$0.83
Weighted average common shares:
Basic	32,640	29,332
Diluted	33,093	32,696
Dividends declared per common share	$0.25	$0.23

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended November 30,
	2018	2017
Net earnings	$23,382	$33,377
Other comprehensive income
Translation adjustment	(3,931)	(3,187)
Reclassification of derivative financial instruments recognized in net earnings [1]	469	(328)
Unrealized gain (loss) on derivative financial instruments [2]	(2,302)	822
Other (net of tax effect)	(230)	(19)

	(5,994)	(2,712)

Comprehensive income	17,388	30,665
Comprehensive income attributable to noncontrolling interest	(5,411)	(7,120)

Comprehensive income attributable to Greenbrier	$11,977	$23,545

[1]	Net of tax effect of $0.2 million and $0.02 million for the three months ended November 30, 2018 and 2017.
[2]	Net of tax effect of $0.9 million and $0.3 million for the three months ended November 30, 2018 and 2017.

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Equity

(In thousands, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance September 1, 2018	32,191	$442,569	$830,898	$(23,366)	$1,250,101	$134,114	$1,384,215	$29,768
Net earnings	—	—	17,956	—	17,956	6,745	24,701	(1,319)
Other comprehensive income, net	—	—	—	(5,979)	(5,979)	(15)	(5,994)	—
Noncontrolling interest adjustments	—	—	—	—	—	3,919	3,919	—
Joint venture partner distribution declared	—	—	—	—	—	(3,173)	(3,173)	—
Cumulative effect adjustment due to adoption of ASU 2014-09 (See Note 1)	—	—	5,461	—	5,461	—	5,461	—
Restricted stock awards (net of cancellations)	159	11,416	—	—	11,416	—	11,416	—
Unamortized restricted stock	—	(16,163)	—	—	(16,163)	—	(16,163)	—
Restricted stock amortization	—	3,136	—	—	3,136	—	3,136	—
Cash dividends ($0.25 per share)	—	—	(8,297)	—	(8,297)	—	(8,297)	—

Balance November 30, 2018	32,350	$440,958	$846,018	$(29,345)	$1,257,631	$141,590	$1,399,221	$28,449

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance September 1, 2017	28,503	$315,306	$709,103	$(6,279)	$1,018,130	$160,763	$1,178,893	$36,148
Net earnings	—	—	26,253	—	26,253	8,063	34,316	(939)
Other comprehensive income, net	—	—	—	(2,708)	(2,708)	(4)	(2,712)	—
Noncontrolling interest adjustments	—	—	—	—	—	(882)	(882)	—
Joint venture partner distribution declared	—	—	—	—	—	(26,789)	(26,789)	—
Investment by joint venture partner	—	—	—	—	—	6,500	6,500	—
Restricted stock awards (net of cancellations)	198	(5,061)	—	—	(5,061)	—	(5,061)	—
Restricted stock amortization	—	2,544	—	—	2,544	—	2,544	—
Cash dividends ($0.23 per share)	—	—	(6,601)	—	(6,601)	—	(6,601)	—

Balance November 30, 2017	28,701	$312,789	$728,755	$(8,987)	$1,032,557	$147,651	$1,180,208	$35,209

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months Ended November 30,
	2018	2017
Cash flows from operating activities
Net earnings	$23,382	$33,377
Adjustments to reconcile net earnings to net cash used in operating activities:
Deferred income taxes	(2,360)	(5,865)
Depreciation and amortization	20,700	18,370
Net gain on disposition of equipment	(14,353)	(19,171)
Accretion of debt discount	1,076	1,024
Stock based compensation expense	3,194	5,939
Noncontrolling interest adjustments	3,920	(875)
Other	286	477
Decrease (increase) in assets:
Accounts receivable, net	54,834	(35,510)
Inventories	(63,045)	(16,311)
Leased railcars for syndication	(116,726)	(35,541)
Other	(392)	6,304
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(10,949)	16,676
Deferred revenue	3,314	(8,548)

Net cash used in operating activities	(97,119)	(39,654)

Cash flows from investing activities
Proceeds from sales of assets	34,497	75,060
Capital expenditures	(28,677)	(29,893)
Investment in and advances to unconsolidated affiliates	(11,393)	—
Cash distribution from joint ventures	1,784	—

Net cash provided by (used in) investing activities	(3,789)	45,167

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	(4,840)	2,561
Proceeds from issuance of notes payable	225,000	2,138
Debt issuance costs	(2,766)	—
Repayments of notes payable	(173,453)	(2,809)
Investment by joint venture partner	—	6,500
Cash distribution to joint venture partner	(3,185)	(26,900)
Dividends	(467)	(319)
Tax payments for net share settlement of restricted stock	(4,747)	(5,061)

Net cash provided by (used in) financing activities	35,542	(23,890)

Effect of exchange rate changes	(2,439)	(1,736)
Decrease in cash and cash equivalents and restricted cash	(67,805)	(20,113)
Cash and cash equivalents and restricted cash
Beginning of period	539,474	620,358

End of period	$471,669	$600,245

Balance Sheet Reconciliation:
Cash and cash equivalents	$462,797	$591,406
Restricted cash	8,872	8,839

Total cash, cash equivalents and restricted cash as presented above	$471,669	$600,245

Cash paid during the period for
Interest	$1,740	$3,662
Income taxes, net	$7,487	$385
Non-cash activity
Transfer from Leased railcars for syndication and Inventories to Equipment on operating leases, net	$14,304	$—
Capital expenditures accrued in Accounts payable and accrued liabilities	$6,972	$14,840
Dividends declared and accrued in Accounts payable and accrued liabilities	$7,830	$6,282

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) as of November 30, 2018 and for the three months ended November 30, 2018 and 2017 have been prepared to reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. The results of operations for the three months ended November 30, 2018 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2019.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these unaudited financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2018 Annual Report on Form 10-K.

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

Initial Adoption of Accounting Policies – In the first quarter of 2019, the Company adopted Accounting Standard Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09). This standard was issued to provide a common revenue recognition model for entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The new standard also requires additional disclosures to sufficiently describe the nature, amount, timing, and uncertainty of revenue and cash flow arising from contracts with customers. As a result of adopting the new standard, the majority of the Company’s revenue recognition timing have remained unchanged, while certain minor changes have occurred related to maintenance and repair services. Costs incurred while fulfilling maintenance contracts will now be recognized as incurred while the related revenue will continue to be recognized over time. Additionally, repair service revenue, while previously recognized upon completion of the services, will now be recognized over time. This standard was adopted using a modified retrospective approach through a cumulative effect adjustment, which increased retained earnings by $5.5 million at September 1, 2018. The adoption of the new revenue standard did not have a material effect on the Company’s Unaudited Condensed Consolidated Balance Sheets and Statements of Income.

In the first quarter of 2019, the Company adopted Accounting Standard Update 2016-18, Restricted Cash (ASU 2016-18). This update requires additional disclosure and that the Statement of Cash Flow explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash. Therefore, amounts generally described as restricted cash are included with cash & cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. The guidance requires retrospective adjustment to each period presented. The adoption of ASU 2016-18 did not have an impact on the Condensed Consolidated Balance Sheet and Statement of Income, but did result in revisions to the Condensed Consolidated Statement of Cash Flows as well as other revised disclosures.

Prospective Accounting Changes – In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (ASU 2016-02). The new guidance supersedes existing guidance on accounting for leases in Topic 840 and is intended to increase the transparency and comparability of accounting for lease transactions. ASU 2016-02 requires most leases to be recognized on the balance sheet by recording a right-of-use asset and a lease liability. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The ASU will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. The standard is effective for fiscal

THE GREENBRIER COMPANIES, INC.

years, and interim periods within those fiscal years, beginning after December 15, 2018 and the Company plans to adopt this standard on September 1, 2019. The new standard must be adopted using a modified retrospective transition and will include a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company continues to evaluate the impact of this standard on its consolidated financial statements and disclosures.

In August 2017, the FASB issued Accounting Standards Update 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). This update improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance. The guidance expands the ability to qualify for hedge accounting for non-financial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. The new guidance is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance beginning September 1, 2019. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

Share Repurchase Program – The Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. In January 2019, the expiration date of this share repurchase program was extended from March 31, 2019 to March 31, 2021 and the amount remaining for repurchase was increased from $88 million to $100 million. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time to time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The program may be modified, suspended or discontinued at any time without prior notice. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period.

The Company did not repurchase any shares during the three months ended November 30, 2018. As of November 30, 2018, the Company had cumulatively repurchased 3,206,226 shares for approximately $137.0 million since October 2013 and had $88.0 million available under the share repurchase program.

Note 2 – Revenue Recognition

The Company measures revenue at the amounts that reflect the consideration to which it is expected to be entitled in exchange for transferring control of goods and services to customers. The Company recognizes revenue either at the point in time or over the period of time that performance obligations to customers are satisfied. Payment terms vary by segment and product type and are generally due within normal commercial terms. The Company’s contracts with customers may include multiple performance obligations (e.g. railcars, maintenance, management services, etc.). For such arrangements, the Company allocates revenues to each performance obligation based on their relative standalone selling price. The Company has disaggregated revenue from contracts with customers into categories which describe the principal activities from which the Company generates its revenues. See Note 14 - Segments for further disaggregated revenue information.

Manufacturing

Railcars are manufactured in accordance with contracts with customers. The Company recognizes revenue upon its customers’ acceptance of the completed railcars at a specified delivery point. From time to time, the Company enters into multi-year supply agreements. Each railcar delivery is considered a distinct performance obligation, such that the amounts that are recognized as revenue following railcar delivery are generally not subject to change.

The Company typically recognizes marine vessel manufacturing revenue over time using the cost input method, based on progress toward contract completion measured by actual costs incurred to date in relation to the estimate of total expected costs. This method best depicts the Company’s performance in completing the construction of the marine vessel for the customer and is consistent with the percentage of completion method used prior to the adoption of the new revenue standard.

THE GREENBRIER COMPANIES, INC.

Wheels, Repair & Parts

The Company operates a network of wheel, repair and parts shops in North America that provide complete wheelset reconditioning and railcar repair services.

Wheels revenue is recognized when wheelsets are shipped to the customer or when consumed by customers in the case of consignment arrangements. Parts revenue is recognized upon shipment of the parts to the customers.

Repair revenue is typically recognized over time using the cost input method, based on progress toward contract completion measured by actual costs incurred to date in relation to the estimate of total expected costs. This method best depicts the Company’s performance in repairing the railcars for the customer. Repair services are typically completed in less than 90 days.

Leasing & Services

The Company owns a fleet of new and used cars which are leased to third-party customers. Lease revenue is recognized over the lease-term in the period in which it is earned in accordance with ASC 840: Leases.

Syndication transactions represent new and used railcars which have been placed on lease to a customer and which the Company intends to sell to an investor with the lease attached. At the time of such sale, revenue and cost of revenue associated with railcars that the Company has manufactured are recognized in the Manufacturing segment; while revenue and cost of revenue associated with railcars which were obtained from a third-party with the intent to resell them and subsequently sold, are recognized in the Leasing & Services segment in accordance with ASC 840: Leases.

The Company enters into multi-year contracts to provide management and maintenance services to customers for which revenue is generally recognized ratably over the contract term as a stand-ready obligation. Costs to fulfill these contracts are recognized as incurred.

Contract balances

Contract assets primarily consist of unbilled receivables related to marine vessel construction and repair services, for which the respective contracts do not yet permit billing at the reporting date. Contract liabilities primarily consist of customer prepayments for manufacturing, maintenance, and other management-type services, for which the Company has not yet satisfied the related performance obligations.

The opening and closing balances of the Company’s contract balances are as follows:

(in thousands)	Balance sheet classification	September 1, 2018	November 30, 2018	$ change
Contract assets	Inventories	$7,228	$9,741	$2,513
Contract liabilities [1]	Deferred revenue	$41,250	$36,763	$(4,487)

[1]	Contract liabilities balance includes deferred revenue within the scope of the new revenue standard.

For the three months ended November 30, 2018, the Company recognized $5.3 million of revenue that was included in Contract liabilities as of September 1, 2018.

THE GREENBRIER COMPANIES, INC.

Performance obligations

As of November 30, 2018, the Company has entered into contracts with customers for which revenue has not yet been recognized. The following table outlines estimated revenue related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(in millions)	November 30, 2018
Revenue type [1]:
Manufacturing – Railcar Sales	$2,011.8
Manufacturing – Railcars intended for syndication [2]	$647.3
Manufacturing – Marine	$55.9
Services	$138.7

[1]	Unsatisfied performance obligation related to Wheels, Repair & Parts revenue is not material
[2]	Not within the scope of the new revenue standard

Based on current production schedules and existing contracts, approximately $1.1 billion of the Railcar Sales amount is expected to be recognized in the remainder of fiscal 2019 while the remaining amount is expected in future periods. The table above excludes estimated revenue to be recognized at the Company’s Brazilian manufacturing operation, as they are accounted for under the equity method.

Revenue amounts reflected in Railcars intended for syndication may be syndicated to third parties or held in the Company’s fleet depending on a variety of factors.

Marine revenue is expected to be recognized from 2019-2020 as vessel construction is completed.

Services includes management and maintenance services of which approximately 60% are expected to be performed from 2019-2024 and the remaining amount ratably through 2037.

THE GREENBRIER COMPANIES, INC.

Note 3 – Acquisitions

On August 20, 2018, the Company entered into a dissolution agreement with Watco Companies, LLC, its previous joint venture partner, to discontinue their GBW Railcar Services railcar repair joint venture. Pursuant to the dissolution agreement, previously operated Greenbrier repair shops and associated employees were returned to the Company. Additionally, the dissolution agreement provides that certain agreements entered into in connection with the original creation of GBW in 2014 were terminated as of the transaction date, including the leases of real and personal property, service agreements, and certain employment-related agreements. GBW will complete its cessation of activities in an orderly manner in fiscal 2019.

As the assets received and liabilities assumed from GBW meet the definition of a business, the Company has accounted for this transaction as a business combination. The total net assets acquired were approximately $56.8 million. Additionally, the Company removed the book value of its remaining equity method investment in, and note receivable due from, the joint venture. The accumulated deficit reflected in GBW’s balance sheet as of August 31, 2018 continues to be funded by the joint venture partners. The Company has included this assumed liability within the purchase price allocation in the table below.

For the three months ended November 30, 2018, the Repair operations contributed by this acquisition generated revenues of $23.9 million and a loss from operations of $1.4 million, which are reported in the Company’s condensed consolidated financial statements as part of the Wheels, Repair & Parts segment. The impact of the acquisition was not material to the Company’s results of operations, therefore pro forma financial information has not been included.

The preliminary allocation of the purchase price based on the fair value of the net assets acquired was:

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

THE GREENBRIER COMPANIES, INC.

Note 4 – Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead. The following table summarizes the Company’s inventory balance:

(In thousands)	November 30, 2018	August 31, 2018
Manufacturing supplies and raw materials	$286,779	$278,726
Work-in-process	107,377	105,021
Finished goods	104,933	54,181
Excess and obsolete adjustment	(6,516)	(5,614)

	$492,573	$432,314

Note 5 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	November 30, 2018	August 31, 2018
Intangible assets subject to amortization:
Customer relationships	$72,625	$72,521
Accumulated amortization	(44,687)	(43,576)
Other intangibles	15,925	16,300
Accumulated amortization	(7,167)	(6,400)

	36,696	38,845
Intangible assets not subject to amortization	4,970	5,115
Prepaid and other assets	20,018	18,935
Nonqualified savings plan investments	26,992	26,299
Revolving notes issuance costs, net	3,632	1,824
Assets held for sale	3,650	3,650

Total Intangible and other assets, net	$95,958	$94,668

Amortization expense was $1.9 million and $1.4 million for the three months ended November 30, 2018 and 2017, respectively. Amortization expense for the years ending August 31, 2019, 2020, 2021, 2022 and 2023 is expected to be $5.8 million, $5.1 million, $5.1 million, $3.7 million and $3.5 million, respectively.

THE GREENBRIER COMPANIES, INC.

Note 6 – Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $689.0 million as of November 30, 2018.

As of November 30, 2018, a $600.0 million revolving line of credit, maturing September 2023, secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.50% or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of November 30, 2018, lines of credit totaling $39.0 million secured by certain of the Company’s European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.1% to WIBOR plus 1.3% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of the European manufacturing operation. European credit facilities are continually being renewed. Currently, these European credit facilities have maturities that range from February 2019 through September 2020.

As of November 30, 2018, the Company’s Mexican railcar manufacturing joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $30.0 million and is fully guaranteed by the Company and its joint venture partner. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw against this facility through January 2019 and the line of credit is currently in the process of being renewed. The second line of credit provides up to $20.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through July 2019.

As of November 30, 2018, outstanding commitments under the senior secured credit facilities consisted of $72.4 million in letters of credit under the North American credit facility and $22.2 million outstanding under the European credit facilities.

As of August 31, 2018, outstanding commitments under the senior secured credit facilities consisted of $72.2 million in letters of credit under the North American credit facility and $27.7 million outstanding under the European credit facilities.

THE GREENBRIER COMPANIES, INC.

Note 7 – Accounts Payable and Accrued Liabilities

(In thousands)	November 30, 2018	August 31, 2018
Trade payables	$224,059	$226,405
Other accrued liabilities	78,726	73,273
Accrued payroll and related liabilities	87,182	105,111
Accrued warranty	26,264	27,395
Income taxes payable	11,438	4,771
Other	10,635	12,902

	$438,304	$449,857

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

Warranty accrual activity:

	Three Months Ended November 30,
(In thousands)	2018	2017
Balance at beginning of period	$27,395	$20,737
Charged to cost of revenue, net	1,441	1,953
Payments	(2,184)	(751)
Currency translation effect	(388)	13

Balance at end of period	$26,264	$21,952

Note 9 – Notes Payable

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

THE GREENBRIER COMPANIES, INC.

Note 10 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Gain (loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2018	$(431)	$(21,506)	$(1,429)	$(23,366)
Other comprehensive loss before reclassifications	(2,302)	(3,916)	(230)	(6,448)
Amounts reclassified from Accumulated other comprehensive loss	469	—	—	469

Balance, November 30, 2018	$(2,264)	$(25,422)	$(1,659)	$(29,345)

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Income, with presentation location, were as follows:

(In thousands)	Three Months Ended November 30,		Financial Statement Location
	2018	2017
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$488	$(511)	Revenue and Cost of revenue
Interest rate swap contracts	144	167	Interest and foreign exchange

	632	(344)	Total before tax
	(163)	16	Tax expense

	$469	$(328)	Net of tax

THE GREENBRIER COMPANIES, INC.

Note 11 – Earnings Per Share

The shares used in the computation of basic and diluted earnings per common share are reconciled as follows:

(In thousands)	Three Months Ended November 30,
	2018	2017
Weighted average basic common shares outstanding (1)	32,640	29,332
Dilutive effect of 2018 Convertible notes (2)	—	3,331
Dilutive effect of 2024 Convertible notes (3)	—	—
Dilutive effect of restricted stock units (4)	453	33

Weighted average diluted common shares outstanding	33,093	32,696

(1)

Restricted stock grants and restricted stock units that are considered participating securities, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position.

(2)

The dilutive effect of the 2018 Convertible notes was included for the three months ended November 30, 2017 as they were considered dilutive under the “if converted” method as further discussed below. The 2018 Convertible notes matured on April 1, 2018.

(3)

The dilutive effect of the 2024 Convertible notes was excluded for the three months ended November 30, 2018 and 2017 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive.

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

	Three Months Ended November 30,
	2018	2017
Net earnings attributable to Greenbrier	$17,956	$26,253
Add back:
Interest and debt issuance costs on the 2018 Convertible notes, net of tax	n/a	733

Earnings before interest and debt issuance costs on 2018 Convertible Notes	n/a	$26,986

Weighted average diluted common shares outstanding	33,093	32,696
Diluted earnings per share (1)	$0.54	$0.83

(1)	Diluted earnings per share was calculated as follows:

Earnings before interest and debt issuance costs (net of tax) on convertible notes

Weighted average diluted common shares outstanding

THE GREENBRIER COMPANIES, INC.

Note 12 – Stock Based Compensation

The value of stock based compensation awards is amortized as compensation expense from the date of grant through the earlier of the vesting period or in some instances the recipient’s eligible retirement date. Stock based compensation expense consists of restricted stock units, restricted stock and phantom stock units awards.

Stock based compensation expense was $3.2 million for the three months ended November 30, 2018 and $5.9 million for the three months ended November 30, 2017. Compensation expense is recorded in Selling and administrative expense and Cost of revenue on the Consolidated Statements of Income.

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

At November 30, 2018 exchange rates, forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; the purchase of Mexican Pesos and the sale of U.S. Dollars; and for the purchase of U.S. Dollars and the sale of Saudi Riyals aggregated to $139.8 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when there is a loss, or as Accounts receivable, net when there is a gain. As the contracts mature at various dates through March 2021, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At November 30, 2018 exchange rates, approximately $2.4 million would be reclassified to revenue or cost of revenue in the next year.

At November 30, 2018, an interest rate swap agreement maturing in September 2023 had a notional amount of $112.5 million. The fair value of the contract is included on the Consolidated Balance Sheets in Accounts payable and accrued liabilities when there is a loss, or in Accounts receivable, net when there is a gain. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At November 30, 2018 interest rates, approximately $0.8 million would be reclassified to interest expense in the next year.

THE GREENBRIER COMPANIES, INC.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		November 30, 2018	August 31, 2018		November 30, 2018	August 31, 2018
(In thousands)	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$755	$700	Accounts payable and accrued liabilities	$1,857	$1,211
Interest rate swap contracts	Accounts receivable, net	—	781	Accounts payable and accrued liabilities	790	1

		$755	$1,481		$2,647	$1,212

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$144	$76	Accounts payable and accrued liabilities	$46	$354
Interest rate swap contracts	Accounts receivable, net	—	—	Accounts payable and accrued liabilities	105	—

		$144	$76		$151	$354

The Effect of Derivative Instruments on the Statements of Income

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives three months ended November 30,
		2018	2017
Foreign forward exchange contract	Interest and foreign exchange	$380	$380
Interest rate swap contracts	Interest and foreign exchange	—	(17)

		$380	$363

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) three months ended November 30,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income (effective portion) three months ended November 30,		Location of gain (loss) on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (ineffective portion and amount excluded from effectiveness testing) three months ended November 30,
	2018	2017		2018	2017		2018	2017
Foreign forward exchange contracts	$72	$730	Revenue	$(256)	$710	Revenue	$262	$56
Foreign forward exchange contracts	(1,495)	(354)	Cost of revenue	(232)	(199)	Cost of revenue	389	82
Interest rate swap contracts	(1,773)	771	Interest and foreign exchange	(144)	(167)	Interest and foreign exchange	(47)	—

	$(3,196)	$1,147		$(632)	$344		$604	$138

THE GREENBRIER COMPANIES, INC.

Note 14 – Segment Information

The Company operates in three reportable segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. Prior to August 20, 2018, the Company operated in four reportable segments: Manufacturing; Wheels, Repair & Parts; Leasing & Services; and GBW Joint Venture. On August 20, 2018 the Company entered into an agreement with its joint venture partner to discontinue the GBW railcar repair joint venture, which resulted in 12 repair shops returned to the Company. Beginning on August 20, 2018, the GBW Joint Venture is no longer considered a reportable segment.

The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s 2018 Annual Report on Form 10-K except for the revenue recognition accounting policy which has subsequently been updated (see Note 2 – Revenue Recognition). Performance is evaluated based on Earnings from operations. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. The Company does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes. Intersegment sales and transfers are valued as if the sales or transfers were to third parties. Related revenue and margin are eliminated in consolidation and therefore are not included in consolidated results in the Company’s Consolidated Financial Statements.

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes. The results of operations for the GBW Joint Venture are not reflected in the tables below as the investment was accounted for under the equity method of accounting.

For the three months ended November 30, 2018:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$471,789	$6,201	$477,990	$36,855	$433	$37,288
Wheels, Repair & Parts	108,543	15,981	124,524	3,247	312	3,559
Leasing & Services	24,191	5,999	30,190	17,513	5,452	22,965
Eliminations	—	(28,181)	(28,181)	—	(6,197)	(6,197)
Corporate	—	—	—	(21,161)	—	(21,161)

	$604,523	$—	$604,523	$36,454	$—	$36,454

For the three months ended November 30, 2017:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$451,485	$16,804	$468,289	$52,969	$4,186	$57,155
Wheels, Repair & Parts	78,011	7,732	85,743	2,418	748	3,166
Leasing & Services	30,039	1,605	31,644	28,190	1,372	29,562
Eliminations	—	(26,141)	(26,141)	—	(6,306)	(6,306)
Corporate	—	—	—	(22,135)	—	(22,135)

	$559,535	$—	$559,535	$61,442	$—	$61,442

	Total assets
	November 30,	August 31,
(In thousands)	2018	2018
Manufacturing	$998,820	$1,020,757
Wheels, Repair & Parts	322,525	306,756
Leasing & Services	691,389	578,818
Unallocated	502,390	559,133

	$2,515,124	$2,465,464

THE GREENBRIER COMPANIES, INC.

Reconciliation of Earnings from operations to Earnings before income tax and earnings (loss) from unconsolidated affiliates:

	Three Months Ended November 30,
(In thousands)	2018	2017
Earnings from operations	$36,454	$61,442
Interest and foreign exchange	4,404	7,020

Earnings before income tax and earnings (loss) from unconsolidated affiliates	$32,050	$54,422

Note 15 – Income Taxes

The Company recognized the income tax effects of the Tax Cuts and Jobs Act (Tax Act) in accordance with Staff Accounting Bulletin No. 118 (SAB 118), which required the financial results to reflect effects for which the accounting is complete and those which are provisional. Provisional effects were adjusted during the measurement period determined under SAB 118 based on ongoing analysis of data, tax positions and regulatory guidance. The accounting was considered complete as of November 30, 2018. There were no material adjustments made to the provisional effects during the three months ended November 30, 2018.

The Tax Act also made other significant changes to U.S. federal income tax laws, including a global intangible low-taxed income tax (GILTI) and a base erosion anti-abuse tax (BEAT) which became effective for the Company beginning on September 1, 2018. Though the impact of GILTI and BEAT during the three months ended November 30, 2018 was not material, those taxes were included in the projected effective tax rate for the current year.

Note 16 – Commitments and Contingencies

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

THE GREENBRIER COMPANIES, INC.

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

THE GREENBRIER COMPANIES, INC.

As of November 30, 2018, the Company had outstanding letters of credit aggregating $72.4 million associated with performance guarantees, facility leases and workers compensation insurance.

As of November 30, 2018, the Company had a $10.0 million note receivable from Amsted-Maxion Cruzeiro, its unconsolidated Brazilian castings and components manufacturer and a $19.5 million note receivable balance from Greenbrier-Maxion, its unconsolidated Brazilian railcar manufacturer. These note receivables are included on the Consolidated Balance Sheet in Accounts receivable, net. In the future, the Company may make loans to or provide guarantees for Amsted-Maxion Cruzeiro or Greenbrier-Maxion.

Note 17 – Fair Value Measures

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

Level 1 -	observable inputs such as unadjusted quoted prices in active markets for identical instruments;

Level 2 -	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and

Level 3 -	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of November 30, 2018 were:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$899	$—	$899	$—
Nonqualified savings plan investments	26,992	26,992	—	—
Cash equivalents	126,886	126,886	—	—

	$154,777	$153,878	$899	$—

Liabilities:
Derivative financial instruments	$2,798	$—	$2,798	$—

(1)	Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 13 - Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2018 were:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$1,557	$—	$1,557	$—
Nonqualified savings plan investments	26,299	26,299	—	—
Cash equivalents	126,430	126,430	—	—

	$154,286	$152,729	$1,557	$—

Liabilities:
Derivative financial instruments	$1,566	$—	$1,566	$—

THE GREENBRIER COMPANIES, INC.

Note 18 – Related Party Transactions

In June 2017, the Company purchased a 40% interest in the common equity of an entity that buys and sells railcar assets that are leased to third parties. The railcars sold to this leasing warehouse are principally built by Greenbrier. The Company accounts for this leasing warehouse investment under the equity method of accounting. As of November 30, 2018, the carrying amount of the investment was $5.5 million which is classified in Investment in unconsolidated affiliates in the Consolidated Balance Sheet. Upon sale of railcars to this entity from Greenbrier, 60% of the related revenue and margin is recognized and 40% is deferred until the railcars are ultimately sold by the entity. During the three months ended November 30, 2018, the Company recognized $4 million in revenue associated with railcars sold out of the leasing warehouse. The Company also provides administrative and remarketing services to this entity and earns management fees for these services which were immaterial for the three months ended November 30, 2018.

As of November 30, 2018, the Company had a $10.0 million note receivable from Amsted-Maxion Cruzeiro, its unconsolidated Brazilian castings and components manufacturer and a $19.5 million note receivable balance from Greenbrier-Maxion, its unconsolidated Brazilian railcar manufacturer. These note receivables are included on the Consolidated Balance Sheet in Accounts receivable, net.

THE GREENBRIER COMPANIES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in three reportable segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. Our segments are operationally integrated. The Manufacturing segment, which currently operates from facilities in the U.S., Mexico, Poland, Romania and Turkey, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Wheels, Repair & Parts segment performs wheel and axle servicing; railcar repair, refurbishment and maintenance; as well as production of a variety of parts for the railroad industry in North America. The Leasing & Services segment owns approximately 9,600 railcars (5,900 railcars held as equipment on operating leases, 3,200 held as leased railcars for syndication and 500 held as finished goods inventory) and provides management services for approximately 358,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America as of November 30, 2018. Through unconsolidated affiliates we produce railcars in Brazil, rail and industrial castings, tank heads and other components and we have an ownership stake in a lease financing warehouse.

Our total manufacturing backlog of railcar units as of November 30, 2018 was approximately 27,500 units with an estimated value of $2.69 billion. Approximately 1% of backlog units and estimated value as of November 30, 2018 was associated with our Brazilian manufacturing operations which is accounted for under the equity method. Backlog units for lease may be syndicated to third parties or held in our own fleet depending on a variety of factors. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix and pricing will be determined in the future, which may impact the dollar amount of backlog. Marine backlog as of November 30, 2018 was $56 million.

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

In October 2018, we announced that our company and the Saudi Railway Company (SAR) signed an agreement to form a joint venture that will generate a total investment of 1 billion Saudi Riyals (USD $270 million) in Saudi Arabia’s railway system and a supply of freight railcars for the Saudi rail industry. The joint venture is subject to the completion of final due diligence and definitive documentation by the parties and required government and corporate approvals.

THE GREENBRIER COMPANIES, INC.

Three Months Ended November 30, 2018 Compared to Three Months Ended November 30, 2017

Overview

Revenue, cost of revenue, margin and operating profit presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

(In thousands)	Three Months Ended November 30,
	2018	2017
Revenue:
Manufacturing	$471,789	$451,485
Wheels, Repair & Parts	108,543	78,011
Leasing & Services	24,191	30,039

	604,523	559,535
Cost of revenue:
Manufacturing	417,805	380,850
Wheels, Repair & Parts	100,978	72,506
Leasing & Services	13,207	16,865

	531,990	470,221
Margin:
Manufacturing	53,984	70,635
Wheels, Repair & Parts	7,565	5,505
Leasing & Services	10,984	13,174

	72,533	89,314
Selling and administrative	50,432	47,043
Net gain on disposition of equipment	(14,353)	(19,171)

Earnings from operations	36,454	61,442
Interest and foreign exchange	4,404	7,020

Earnings before income taxes and earnings (loss) from unconsolidated affiliates	32,050	54,422
Income tax expense	(9,135)	(18,135)

Earnings before earnings (loss) from unconsolidated affiliates	22,915	36,287
Earnings (loss) from unconsolidated affiliates	467	(2,910)

Net earnings	23,382	33,377
Net earnings attributable to noncontrolling interest	(5,426)	(7,124)

Net earnings attributable to Greenbrier	$17,956	$26,253

Diluted earnings per common share	$0.54	$0.83

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

(In thousands)	Three Months Ended November 30,
	2018	2017
Operating profit (loss):
Manufacturing	$36,855	$52,969
Wheels, Repair & Parts	3,247	2,418
Leasing & Services	17,513	28,190
Corporate	(21,161)	(22,135)

	$36,454	$61,442

THE GREENBRIER COMPANIES, INC.

Consolidated Results

(In thousands)	Three Months Ended November 30,		Increase (Decrease)	% Change
	2018	2017
Revenue	$604,523	$559,535	$44,988	8.0%
Cost of revenue	$531,990	$470,221	$61,769	13.1%
Margin (%)	12.0%	16.0%	(4.0%)	*
Net earnings attributable to Greenbrier	$17,956	$26,253	$(8,297)	(31.6%)

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 8.0% increase in revenue for the three months ended November 30, 2018 as compared to the three months ended November 30, 2017 was primarily due to a 39.1% increase in Wheels, Repair & Parts revenue. The increase in Wheels, Repair & Parts revenue was primarily due to the current period including $23.7 million in revenue associated with the repair shops returned to us after discontinuing the GBW joint venture. The increase was also due to a 4.5% increase in Manufacturing revenue primarily attributed to a 5.0% increase in the volume of railcar deliveries and a change in product mix.

The 13.1% increase in cost of revenue for the three months ended November 30, 2018 as compared to the three months ended November 30, 2017 was primarily due to a 9.7% increase in Manufacturing cost of revenue. The increase in Manufacturing cost of revenue was primarily due to a 5.0% increase in the volume of railcar deliveries and a change in product mix. The increase was also due to a 39.3% increase in Wheels, Repair & Parts cost of revenue primarily due to the current period including costs associated with the repair shops returned to us after discontinuing the GBW joint venture.

Margin as a percentage of revenue was 12.0% and 16.0% for the three months ended November 30, 2018 and 2017, respectively. The overall margin as a percentage of revenue was negatively impacted by a decrease in Manufacturing margin to 11.4% from 15.6% primarily attributed to a change in product mix. The decrease was partially offset by an increase in Leasing & Services margin to 45.4% from 43.9%. Leasing & Services margin for the three months ended November 30, 2018 benefited from fewer sales of railcars that we purchased from third parties which have lower margin percentages.

The $8.3 million decrease in net earnings for the three months ended November 30, 2018 as compared to the three months ended November 30, 2017 was primarily attributable to a decrease in margin from a change in Manufacturing product mix and a lower Net gain on disposition of equipment.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

(In thousands)	Three Months Ended November 30,		Increase (Decrease)	% Change
	2018	2017
Revenue	$471,789	$451,485	$20,304	4.5%
Cost of revenue	$417,805	$380,850	$36,955	9.7%
Margin (%)	11.4%	15.6%	(4.2%)	*
Operating profit ($)	$36,855	$52,969	$(16,114)	(30.4%)
Operating profit (%)	7.8%	11.7%	(3.9%)	*
Deliveries	4,200	4,000	200	5.0%

*	Not meaningful

Manufacturing revenue increased $20.3 million or 4.5% for the three months ended November 30, 2018 compared to the three months ended November 30, 2017. The increase in revenue was primarily attributed to a 5.0% increase in the volume of railcar deliveries and a change in product mix.

Manufacturing cost of revenue increased $37.0 million or 9.7% for the three months ended November 30, 2018 compared to the three months ended November 30, 2017. The increase in cost of revenue was primarily attributed to a 5.0% increase in the volume of railcar deliveries and a change in product mix.

Manufacturing margin as a percentage of revenue decreased 4.2% for the three months ended November 30, 2018 compared to the three months ended November 30, 2017. The decrease was primarily attributed to a change in product mix.

Manufacturing operating profit decreased $16.1 million or 30.4% for the three months ended November 30, 2018 compared to the three months ended November 30, 2017. The decrease was primarily attributed to a lower margin percentage from a change in product mix and increased costs associated with expanded international operations. This was partially offset by an increase in net gain on disposition of equipment from insurance proceeds received for business interruption and assets destroyed in a fire at a manufacturing facility in 2016.

THE GREENBRIER COMPANIES, INC.

Wheels, Repair & Parts Segment

(In thousands)	Three Months Ended November 30,		Increase (Decrease)	% Change
	2018	2017
Revenue	$108,543	$78,011	$30,532	39.1%
Cost of revenue	$100,978	$72,506	$28,472	39.3%
Margin (%)	7.0%	7.1%	(0.1%)	*
Operating profit ($)	$3,247	$2,418	$829	34.3%
Operating profit (%)	3.0%	3.1%	(0.1%)	*

*	Not meaningful

On August 20, 2018, 12 repair shops were returned to us as a result of discontinuing our GBW railcar repair joint venture. Beginning on August 20, 2018, the results of operations from these repair shops were included in the Wheels, Repair & Parts segment as they are now consolidated for financial reporting purposes. The addition of these repair shops contributed to the increase in Wheels, Repair & Parts revenue and cost of revenue during the three months ended November 30, 2018 compared to the prior year.

Wheels, Repair & Parts revenue increased $30.5 million or 39.1% for the three months ended November 30, 2018 compared to the three months ended November 30, 2017. The increase was primarily due to the current period including $23.7 million in revenue associated with the repair shops returned to us after discontinuing the GBW joint venture. The increase was also due to higher parts revenue and an increase in scrap metal pricing and volume. These were partially offset by lower wheel set and component volumes.

Wheels, Repair & Parts cost of revenue increased $28.5 million or 39.3% for the three months ended November 30, 2018 compared to the three months ended November 30, 2017. The increase was primarily due to the current period including costs associated with the repair shops returned to us after discontinuing the GBW joint venture. The increase was also due to higher costs associated with increased parts volumes. These were partially offset by lower costs from a decrease in wheel set and component volumes.

Wheels, Repair & Parts margin as a percentage of revenue decreased 0.1% for the three months ended November 30, 2018 compared to the three months ended November 30, 2017. The decrease was primarily attributed to operating at lower wheel set and component volumes and inefficiencies at our repair operations. This was partially offset by a favorable parts product mix and an increase in scrap metal pricing.

Wheels, Repair & Parts operating profit increased $0.8 million or 34.3% for the three months ended November 30, 2018 compared to the three months ended November 30, 2017. The increase was primarily attributed to higher parts volumes with a favorable mix partially offset by increased costs related to our repair operations.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

(In thousands)	Three Months Ended November 30,		Increase (Decrease)	% Change
	2018	2017
Revenue	$24,191	$30,039	$(5,848)	(19.5%)
Cost of revenue	$13,207	$16,865	$(3,658)	(21.7%)
Margin (%)	45.4%	43.9%	1.5%	*
Operating profit ($)	$17,513	$28,190	$(10,677)	(37.9%)
Operating profit (%)	72.4%	93.8%	(21.4%)	*

*	Not meaningful

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

Leasing & Services revenue decreased $5.8 million or 19.5% for the three months ended November 30, 2018 compared to the three months ended November 30, 2017. The decrease was primarily attributed to a decrease in the sale of railcars which we had purchased from third parties with the intent to resell them. This was partially offset by higher management services revenue.

Leasing & Services cost of revenue decreased $3.7 million or 21.7% for the three months ended November 30, 2018 compared to the three months ended November 30, 2017. The decrease was primarily due to a decline in the volume of railcars sold that we purchased from third parties partially offset by higher transportation costs.

Leasing & Services margin as a percentage of revenue increased 1.5% for the three months ended November 30, 2018 compared to the three months ended November 30, 2017. Margin for the three months ended November 30, 2018 benefited from fewer sales of railcars that we purchased from third parties which have lower margin percentages. This was partially offset by higher transportation costs.

Leasing & Services operating profit decreased $10.7 million or 37.9% for the three months ended November 30, 2018 compared to the three months ended November 30, 2017. The decrease was primarily attributed to an $8.2 million decrease in net gain on disposition of equipment and a $2.2 million decrease in margin. The higher net gain on disposition of equipment in the prior year related to higher volumes of equipment sales during the three months ended November 30, 2017 as we were rebalancing our lease portfolio.

The percentage of owned units on lease was 94.9% at November 30, 2018 compared to 91.8% at November 30, 2017.

THE GREENBRIER COMPANIES, INC.

Selling and Administrative Expense

(In thousands)	Three Months Ended November 30,		Increase (Decrease)	% Change
	2018	2017
Selling and administrative expense	$50,432	$47,043	$3,389	7.2%

Selling and administrative expense was $50.4 million or 8.3% of revenue for the three months ended November 30, 2018 compared to $47.0 million or 8.4% of revenue for the prior comparable period. The $3.4 million increase was primarily attributed to $1.4 million in consulting and related costs associated with strategic business development, $1.1 million in employee costs and $1.1 million from the addition of the selling and administrative costs from the repair shops returned to us after discontinuing the GBW joint venture.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $14.4 million for the three months ended November 30, 2018 compared to $19.2 million for the prior comparable period. Net gain on disposition of equipment primarily includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity; disposition of property, plant and equipment; and insurance proceeds received for business interruption and assets destroyed in a fire.

Other Costs

Interest and foreign exchange expense was composed of the following:

(In thousands)	Three Months Ended November 30,		Increase (Decrease)
	2018	2017
Interest and foreign exchange:
Interest and other expense	$7,165	$7,964	$(799)
Foreign exchange gain	(2,761)	(944)	(1,817)

	$4,404	$7,020	$(2,616)

The $2.6 million decrease in interest and foreign exchange expense from the prior comparable period was primarily attributed to a $1.8 million increase in foreign exchange gain in the current year. The change in foreign exchange gain was primarily attributed to the change in the Mexican Peso relative to the U.S. Dollar. In addition, the decrease in interest and foreign exchange expense was attributed to a $0.8 million decrease in interest expense due to the maturity of the $119 million convertible senior notes in April 2018.

THE GREENBRIER COMPANIES, INC.

Income Tax

The effective tax rate for the three months ended November 30, 2018 was 28.5% compared to 33.3% for the three months ended November 30, 2017. The decrease was primarily attributable to the enactment of the Tax Act on December 22, 2017, which reduced the domestic corporate tax rate from 35% to 21%.

The effective tax rate also fluctuates period-to-period due to changes in the projected mix of foreign and domestic pre-tax earnings and due to other discrete tax items booked within the interim period. In particular it fluctuates with changes in the proportion of projected pre-tax earnings attributable to our Mexican railcar manufacturing joint venture because the joint venture is predominantly treated as a partnership for tax purposes and, as a result, the partnership’s entire pre-tax earnings are included in Earnings before income taxes and earnings from unconsolidated affiliates, whereas only our 50% share of the tax is included in Income tax expense.

Earnings (Loss) From Unconsolidated Affiliates

Earnings (loss) from unconsolidated affiliates primarily included our share of after-tax results from our Brazil operations which include a castings joint venture and a railcar manufacturing joint venture, our lease financing warehouse investment, our North American castings joint venture and our tank head joint venture. In addition, for the three months ended November 30, 2017, earnings (loss) from unconsolidated affiliates also included our share of after-tax results from the GBW joint venture.

Earnings from unconsolidated affiliates was $0.5 million for the three months ended November 30, 2018 compared to a loss of $2.9 million for the three months ended November 30, 2017. The $3.4 million increase in earnings from unconsolidated affiliates was primarily attributed to improved results at our Brazil operations.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $5.4 million for the three months ended November 30, 2018 compared to $7.1 million in the prior comparable period, which primarily represents our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales, and our European partner’s share of the results of Greenbrier-Astra Rail.

THE GREENBRIER COMPANIES, INC.

Liquidity and Capital Resources

	Three Months Ended November 30,
(In thousands)	2018	2017
Net cash used in operating activities	$(97,119)	$(39,654)
Net cash provided by (used in) investing activities	(3,789)	45,167
Net cash provided by (used in) financing activities	35,542	(23,890)
Effect of exchange rate changes	(2,439)	(1,736)

Net decrease in cash and cash equivalents and restricted cash	$(67,805)	$(20,113)

We have been financed through cash generated from operations and borrowings. At November 30, 2018, cash and cash equivalents and restricted cash were $471.7 million, a decrease of $67.8 million from $539.5 million at August 31, 2018.

The change in cash used in operating activities for the three months ended November 30, 2018 compared to the three months ended November 30, 2017 was primarily due to a net change in working capital and a change in cash flows associated with leased railcars for syndication.

Cash provided by (used in) investing activities primarily related to capital expenditures net of proceeds from the sale of assets. The change in cash provided by (used in) investing activities for the three months ended November 30, 2018 compared to the three months ended November 30, 2017 was primarily attributable to lower proceeds from the sale of assets.

Capital expenditures totaled $28.7 million and $29.9 million for the three months ended November 30, 2018 and 2017, respectively. Manufacturing capital expenditures were approximately $17.5 million and $10.4 million for the three months ended November 30, 2018 and 2017, respectively. Capital expenditures for Manufacturing are expected to be approximately $90 million in 2019 and primarily relate to enhancements of our existing manufacturing facilities. Wheels, Repair & Parts capital expenditures were approximately $2.1 million and $0.4 million for the three months ended November 30, 2018 and 2017, respectively. Capital expenditures for Wheels, Repair & Parts are expected to be approximately $15 million in 2019 for enhancements of our existing facilities. Leasing & Services and corporate capital expenditures were approximately $9.1 million and $19.1 million for the three months ended November 30, 2018 and 2017, respectively. Leasing & Services and corporate capital expenditures for 2019 are expected to be approximately $90 million. Proceeds from sales of leased railcar equipment are expected to be $120 million for 2019. The asset additions and dispositions for Leasing & Services in 2018 primarily relate to higher volumes of equipment purchases and sales as we rebalance our lease portfolio. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity.

Proceeds from the sale of assets, which primarily related to sales of railcars from our lease fleet within Leasing & Services, were approximately $34.5 million and $75.1 million for the three months ended November 30, 2018 and 2017, respectively.

The change in cash provided by (used in) financing activities for the three months ended November 30, 2018 compared to the three months ended November 30, 2017 was primarily attributed to proceeds from the issuance of notes payable and a change in the net activities with joint venture partners.

A quarterly dividend of $0.25 per share was declared on January 8, 2019.

THE GREENBRIER COMPANIES, INC.

The Board of Directors has authorized our company to repurchase shares of our common stock. In January 2019, the expiration date of this share repurchase program was extended from March 31, 2019 to March 31, 2021 and the amount remaining for repurchase was increased from $88 million to $100 million. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time to time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The program may be modified, suspended or discontinued at any time without prior notice. The share repurchase program does not obligate us to acquire any specific number of shares in any period.

Senior secured credit facilities, consisting of three components, aggregated to $689.0 million as of November 30, 2018. We had an aggregate of $485.9 million available to draw down under committed credit facilities as of November 30, 2018. This amount consists of $419.1 million available on the North American credit facility, $16.8 million on the European credit facilities and $50.0 million on the Mexican railcar manufacturing joint venture credit facilities.

As of November 30, 2018, a $600.0 million revolving line of credit, maturing September 2023, secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.50% or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of November 30, 2018, lines of credit totaling $39.0 million secured by certain of our European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.1% to WIBOR plus 1.3% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of our European manufacturing operation. European credit facilities are continually being renewed. Currently, these European credit facilities have maturities that range from February 2019 through September 2020.

As of November 30, 2018, our Mexican railcar manufacturing joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $30.0 million and is fully guaranteed by us and our joint venture partner. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw against this facility through January 2019 and the line of credit is currently in the process of being renewed. The second line of credit provides up to $20.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through July 2019.

As of November 30, 2018, outstanding commitments under the senior secured credit facilities consisted of $72.4 million in letters of credit under the North American credit facility and $22.2 million outstanding under the European credit facilities.

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into capital leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of November 30, 2018, we were in compliance with all such restrictive covenants.

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

As of November 30, 2018, we had a $10.0 million note receivable from Amsted-Maxion Cruzeiro, our unconsolidated Brazilian castings and components manufacturer and a $19.5 million note receivable balance from Greenbrier-Maxion, our unconsolidated Brazilian railcar manufacturer. These note receivables are included on the Consolidated Balance Sheet in Accounts receivable, net. In the future, we may make loans to or provide guarantees for Amsted-Maxion Cruzeiro or Greenbrier-Maxion.

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

Revenue recognition - We measure revenue at the amounts that reflect the consideration to which it is expected to be entitled in exchange for transferring control of goods and services to customers. We recognize revenue either at the point in time or over the period of time that performance obligations to customers are satisfied. Payment terms vary by segment and product type and are generally due within normal commercial terms. Our contracts with customers may include multiple performance obligations (e.g. railcars, maintenance, management services, etc.). For such arrangements, we allocate revenues to each performance obligation based on its relative standalone selling price. We have disaggregated revenue from contracts with customers into categories which describe the principal activities from which we generate our revenues. See Note 14 - Segments for further disaggregated revenue information.

THE GREENBRIER COMPANIES, INC.

Manufacturing

Railcars are manufactured in accordance with contracts with customers. We recognize revenue upon our customers’ acceptance of the completed railcars at a specified delivery point. From time to time, we enter into multi-year supply agreements. Each railcar delivery is considered a distinct performance obligation, such that the amounts that are recognized as revenue following railcar delivery are generally not subject to change.

We typically recognize marine vessel manufacturing revenue over time using the cost input method, based on progress toward contract completion measured by actual costs incurred to date in relation to the estimate of total expected costs. This method best depicts our performance in completing the construction of the marine vessel for the customer and is consistent with the percentage of completion method used prior to the adoption of the new revenue standard.

Wheels, Repair & Parts

We operate a network of wheel, repair and parts shops in North America that provide complete wheelset reconditioning and railcar repair services.

Wheels revenue is recognized when wheelsets are shipped to the customer or when consumed by customers in the case of consignment arrangements. Parts revenue is recognized upon shipment of the parts to the customers.

Repair revenue is typically recognized over time using the cost input method, based on progress toward contract completion measured by actual costs incurred to date in relation to the estimate of total expected costs. This method best depicts our performance in repairing the railcars for the customer. Repair services are typically completed in less than 90 days.

Leasing & Services

We own a fleet of new and used cars which are leased to third-party customers. Lease revenue is recognized over the lease-term in the period in which it is earned in accordance with ASC 840: Leases.

Syndication transactions represent new and used railcars which have been placed on lease to a customer and which we intend to sell to an investor with the lease attached. At the time of such sale, revenue and cost of revenue associated with railcars that we have manufactured are recognized in the Manufacturing segment; while revenue and cost of revenue associated with railcars which were obtained from a third-party with the intent to resell them and subsequently sold, are recognized in the Leasing & Services segment in accordance with ASC 840: Leases.

We enter into multi-year contracts to provide management and maintenance services to customers for which revenue is generally recognized on a straight-line basis over the contract term as a stand-ready obligation. Costs to fulfill these contracts are recognized as incurred.

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

THE GREENBRIER COMPANIES, INC.

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third quarter. The provisions of ASC 350: Intangibles – Goodwill and Other, require that we perform this test by comparing the fair value of each reporting unit with its carrying value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows which incorporates expected revenue and margins and the use of discount rates. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. An impairment loss is recorded to the extent that the reporting unit’s carrying amount exceeds the reporting unit’s fair value. An impairment loss cannot exceed the total amount of goodwill allocated to the reporting unit. Goodwill and indefinite-lived intangible assets are also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. When changes in circumstances, such as a decline in the market price of our common stock, changes in demand or in the numerous variables associated with the judgments, assumptions and estimates made in assessing the appropriate valuation of goodwill indicate the carrying amount of certain indefinite lived assets may not be recoverable, the assets are evaluated for impairment. If actual operating results were to differ from these assumptions, it may result in an impairment of our goodwill.

Our goodwill balance was $77.5 million as of November 30, 2018 of which $51.1 million related to our Wheels, Repair & Parts segment and $26.4 million related to our Manufacturing segment.

THE GREENBRIER COMPANIES, INC.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecast foreign currency sales and expenses. At November 30, 2018 exchange rates, forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; the purchase of Mexican Pesos and the sale of U.S. Dollars; and for the purchase of U.S. Dollars and the sale of Saudi Riyals aggregated to $139.8 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At November 30, 2018, net assets of foreign subsidiaries aggregated $178.9 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $17.9 million, or 1.3% of Total equity. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $111.3 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At November 30, 2018, 72% of our outstanding debt had fixed rates and 28% had variable rates. At November 30, 2018, a uniform 10% increase in variable interest rates would result in approximately $0.5 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

In the three months ended November 30, 2018, the Company implemented controls relating to the adoption of the new revenue recognition accounting standard (ASC 606: Revenue from Contracts with Customers). There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE GREENBRIER COMPANIES, INC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 16 to Consolidated Financial Statements, Part I of this quarterly report.

Item 1A.	Risk Factors

This Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended August 31, 2018. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended August 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. In January 2019, the expiration date of this share repurchase program was extended from March 31, 2019 to March 31, 2021 and the amount remaining for repurchase was increased from $88 million to $100 million. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time to time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The program may be modified, suspended or discontinued at any time without prior notice. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period.

There were no shares repurchased under the share repurchase program during the three months ended November 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2018 – September 30, 2018	—	—	—	$87,989,491
October 1, 2018 – October 31, 2018	—	—	—	$87,989,491
November 1, 2018 – November 30, 2018	—	—	—	$87,989,491

	—		—

THE GREENBRIER COMPANIES, INC.

Item 6.	Exhibits

(a) List of Exhibits:

10.1	Form of Restricted Stock Unit Award Agreement.

10.2	Restricted Stock Unit Award Agreement between the Company and Alejandro Centurion.

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2018 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: January 9, 2019	By:	/s/ Lorie L. Tekorius
Lorie L. Tekorius
Executive Vice President and
Chief Operating Officer
(Principal Financial Officer)

Date: January 9, 2019	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President,
Acting Chief Financial Officer and
Chief Accounting Officer
(Principal Accounting Officer)