Form 10-Q
period 2019-02-28
GREENBRIER COMPANIES INC
filed 2019-04-05
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 28, 2019

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

The number of shares of the registrant’s common stock, without par value, outstanding on March 29, 2019 was 32,406,264 shares.

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

•	ability to convert backlog of railcar orders and obtain and execute lease syndication commitments;
•	ability to recruit, train and retain adequate numbers of qualified employees;
•	ability to obtain adequate certification and licensing of products on a timely basis;
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

All references to years refer to the fiscal years ended August 31st unless otherwise noted.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Consolidated Balance Sheets

(In thousands, unaudited)

	February 28, 2019	August 31, 2018
Assets
Cash and cash equivalents	$341,500	$530,655
Restricted cash	21,584	8,819
Accounts receivable, net	335,732	348,406
Inventories	574,146	432,314
Leased railcars for syndication	163,472	130,926
Equipment on operating leases, net	381,336	322,855
Property, plant and equipment, net	472,739	457,196
Investment in unconsolidated affiliates	58,685	61,414
Intangibles and other assets, net	101,284	94,668
Goodwill	82,743	78,211

	$2,533,221	$2,465,464

Liabilities and Equity
Revolving notes	$22,323	$27,725
Accounts payable and accrued liabilities	474,863	449,857
Deferred income taxes	29,481	31,740
Deferred revenue	91,533	105,954
Notes payable, net	486,107	436,205

Commitments and contingencies (Note 16)

Contingently redeemable noncontrolling interest	25,637	29,768

Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 32,379 and 32,191 shares outstanding at February 28, 2019 and August 31, 2018	—	—
Additional paid-in capital	444,962	442,569
Retained earnings	840,478	830,898
Accumulated other comprehensive loss	(27,622)	(23,366)

Total equity – Greenbrier	1,257,818	1,250,101
Noncontrolling interest	145,459	134,114

Total equity	1,403,277	1,384,215

	$2,533,221	$2,465,464

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Income

(In thousands, except per share amounts, unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Revenue
Manufacturing	$476,019	$511,827	$947,808	$963,312
Wheels, Repair & Parts	125,278	88,710	233,821	166,721
Leasing & Services	57,374	28,799	81,565	58,838

	658,671	629,336	1,263,194	1,188,871
Cost of revenue
Manufacturing	442,996	429,165	860,801	810,015
Wheels, Repair & Parts	118,455	80,708	219,433	153,214
Leasing & Services	43,376	14,116	56,583	30,981

	604,827	523,989	1,136,817	994,210
Margin	53,844	105,347	126,377	194,661
Selling and administrative expense	47,892	50,294	98,324	97,337
Net gain on disposition of equipment	(12,102)	(5,817)	(26,455)	(24,988)

Earnings from operations	18,054	60,870	54,508	122,312
Other costs
Interest and foreign exchange	9,237	7,029	13,641	14,049

Earnings before income taxes and earnings (loss) from unconsolidated affiliates	8,817	53,841	40,867	108,263
Income tax benefit (expense)	(2,248)	11,301	(11,383)	(6,834)

Earnings before earnings (loss) from unconsolidated affiliates	6,569	65,142	29,484	101,429
Earnings (loss) from unconsolidated affiliates	(786)	147	(319)	(2,763)

Net earnings	5,783	65,289	29,165	98,666
Net earnings attributable to noncontrolling interest	(3,018)	(3,647)	(8,444)	(10,771)

Net earnings attributable to Greenbrier	$2,765	$61,642	$20,721	$87,895

Basic earnings per common share	$0.08	$2.10	$0.63	$3.00
Diluted earnings per common share	$0.08	$1.91	$0.63	$2.74
Weighted average common shares:
Basic	32,628	29,355	32,634	29,343
Diluted	33,206	32,711	33,149	32,703
Dividends declared per common share	$0.25	$0.23	$0.50	$0.46

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Net earnings	$5,783	$65,289	$29,165	$98,666
Other comprehensive income (loss)
Translation adjustment	1,745	4,160	(2,186)	973
Reclassification of derivative financial instruments recognized in net earnings [1]	701	(337)	1,170	(665)
Unrealized gain (loss) on derivative financial instruments [2]	(1,035)	1,007	(3,337)	1,829
Other (net of tax effect)	306	44	76	25

	1,717	4,874	(4,277)	2,162

Comprehensive income	7,500	70,163	24,888	100,828
Comprehensive income attributable to noncontrolling interest	(3,012)	(3,655)	(8,423)	(10,775)

Comprehensive income attributable to Greenbrier	$4,488	$66,508	$16,465	$90,053

[1]	Net of tax effect of $0.2 million and $0.1 million for the three months ended February 28, 2019 and 2018 and $0.4 million and $0.1 million for the six months ended February 28, 2019 and 2018.
[2]	Net of tax effect of $0.2 million and $0.4 million for the three months ended February 28, 2019 and 2018 and $1.1 million and $0.7 million for the six months ended February 28, 2019 and 2018.

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Equity

(In thousands, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2018	32,191	$442,569	$830,898	$(23,366)	$1,250,101	$134,114	$1,384,215	$29,768
Net earnings	—	—	20,721	—	20,721	12,575	33,296	(4,131)
Other comprehensive loss, net	—	—	—	(4,256)	(4,256)	(21)	(4,277)	—
Noncontrolling interest adjustments	—	—	—	—	—	5,306	5,306	—
Joint venture partner distribution declared	—	—	—	—	—	(8,430)	(8,430)	—
Noncontrolling interest acquired	—	—	—	—	—	1,915	1,915	—
Cumulative effect adjustment due to adoption of ASU 2014-09 (See Note 1)	—	—	5,461	—	5,461	—	5,461	—
Restricted stock awards (net of cancellations)	188	12,683	—	—	12,683	—	12,683	—
Unamortized restricted stock	—	(17,445)	—	—	(17,445)	—	(17,445)	—
Restricted stock amortization	—	7,155	—	—	7,155	—	7,155	—
Cash dividends ($0.50 per share)	—	—	(16,602)	—	(16,602)	—	(16,602)	—

Balance February 28, 2019	32,379	$444,962	$840,478	$(27,622)	$1,257,818	$145,459	$1,403,277	$25,637

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance November 30, 2018	32,350	$440,958	$846,018	$(29,345)	$1,257,631	$141,590	$1,399,221	$28,449
Net earnings	—	—	2,765	—	2,765	5,830	8,595	(2,812)
Other comprehensive income, net	—	—	—	1,723	1,723	(6)	1,717	—
Noncontrolling interest adjustments	—	—	—	—	—	1,387	1,387	—
Joint venture partner distribution declared	—	—	—	—	—	(5,257)	(5,257)	—
Noncontrolling interest acquired	—	—	—	—	—	1,915	1,915	—
Restricted stock awards (net of cancellations)	29	1,267	—	—	1,267	—	1,267	—
Unamortized restricted stock	—	(1,282)	—	—	(1,282)	—	(1,282)	—
Restricted stock amortization	—	4,019	—	—	4,019	—	4,019	—
Cash dividends ($0.25 per share)	—	—	(8,305)	—	(8,305)	—	(8,305)	—

Balance February 28, 2019	32,379	$444,962	$840,478	$(27,622)	$1,257,818	$145,459	$1,403,277	$25,637

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Equity (continued)

(In thousands, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2017	28,503	$315,306	$709,103	$(6,279)	$1,018,130	$160,763	$1,178,893	$36,148
Net earnings	—	—	87,895	—	87,895	13,873	101,768	(3,102)
Other comprehensive income, net	—	—	—	2,158	2,158	4	2,162	—
Noncontrolling interest adjustments	—	—	—	—	—	(2,561)	(2,561)	—
Joint venture partner distribution declared	—	—	—	—	—	(30,993)	(30,993)	—
Investment by joint venture partner	—	—	—	—	—	6,500	6,500	—
Restricted stock awards (net of cancellations)	229	(4,250)	—	—	(4,250)	—	(4,250)	—
Unamortized restricted stock	—	(950)	—	—	(950)	—	(950)	—
Restricted stock amortization	—	5,967	—	—	5,967	—	5,967	—
Cash dividends ($0.46 per share)	—	—	(13,503)	—	(13,503)	—	(13,503)	—

Balance February 28, 2018	28,732	$316,073	$783,495	$(4,121)	$1,095,447	$147,586	$1,243,033	$33,046

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Attributable to Greenbrier	Attributable to Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance November 30, 2017	28,701	$312,789	$728,755	$(8,987)	$1,032,557	$147,651	$1,180,208	$35,209
Net earnings	—	—	61,642	—	61,642	5,810	67,452	(2,163)
Other comprehensive income, net	—	—	—	4,866	4,866	8	4,874	—
Noncontrolling interest adjustments	—	—	—	—	—	(1,679)	(1,679)	—
Joint venture partner distribution declared	—	—	—	—	—	(4,204)	(4,204)	—
Restricted stock awards (net of cancellations)	31	811	—	—	811	—	811	—
Unamortized restricted stock	—	(950)	—	—	(950)	—	(950)	—
Restricted stock amortization	—	3,423	—	—	3,423	—	3,423	—
Cash dividends ($0.23 per share)	—	—	(6,902)	—	(6,902)	—	(6,902)	—

Balance February 28, 2018	28,732	$316,073	$783,495	$(4,121)	$1,095,447	$147,586	$1,243,033	$33,046

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months Ended February 28,
	2019	2018
Cash flows from operating activities
Net earnings	$29,165	$98,666
Adjustments to reconcile net earnings to net cash used in operating activities:
Deferred income taxes	(3,405)	(35,080)
Depreciation and amortization	40,815	36,454
Net gain on disposition of equipment	(26,455)	(24,988)
Accretion of debt discount	2,165	2,060
Stock based compensation expense	7,311	12,574
Noncontrolling interest adjustments	5,306	(2,555)
Other	1,809	958
Decrease (increase) in assets:
Accounts receivable, net	23,298	(25,681)
Inventories	(154,388)	(10,211)
Leased railcars for syndication	(76,386)	(74,129)
Other	(11,274)	10,434
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	28,458	46,434
Deferred revenue	(13,041)	(42,589)

Net cash used in operating activities	(146,622)	(7,653)

Cash flows from investing activities
Proceeds from sales of assets	63,879	105,142
Capital expenditures	(98,176)	(53,503)
Investment in and advances to unconsolidated affiliates	(11,393)	(17,739)
Other	1,986	1,207

Net cash provided by (used in) investing activities	(43,704)	35,107

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	(6,007)	3,666
Proceeds from issuance of notes payable	225,000	13,929
Repayments of notes payable	(176,641)	(16,056)
Investment by joint venture partner	—	6,500
Debt issuance costs	(2,770)	—
Dividends	(16,651)	(13,546)
Cash distribution to joint venture partner	(5,058)	(41,758)
Tax payments for net share settlement of restricted stock	(4,762)	(5,199)

Net cash provided by (used in) financing activities	13,111	(52,464)

Effect of exchange rate changes	825	(465)
Decrease in cash, cash equivalents and restricted cash	(176,390)	(25,475)
Cash, cash equivalents and restricted cash
Beginning of period	539,474	620,358

End of period	$363,084	$594,883

Balance Sheet Reconciliation
Cash and cash equivalents	$341,500	$586,008
Restricted cash	21,584	8,875

Total cash, cash equivalents and restricted cash as presented above	$363,084	$594,883

Cash paid during the period for
Interest	$8,600	$9,234
Income taxes, net	$31,494	$20,789
Non-cash activity
Transfer from Leased railcars for syndication to Equipment on operating leases, net	$42,809	$—
Capital expenditures accrued in Accounts payable and accrued liabilities	$11,812	$12,748
Change in Accounts payable and accrued liabilities associated with cash distributions to joint venture partner	$(3,372)	$396
Change in Accounts payable and accrued liabilities associated with dividends declared	$50	$43

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) as of February 28, 2019 and for the three and six months ended February 28, 2018 and 2019 have been prepared to reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. The results of operations for the three and six months ended February 28, 2019 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2019.

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

Initial Adoption of Accounting Policies – In the first quarter of 2019, the Company adopted Accounting Standard Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09). This standard was issued to provide a common revenue recognition model for entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The new standard also requires additional disclosures to sufficiently describe the nature, amount, timing, and uncertainty of revenue and cash flow arising from contracts with customers. As a result of adopting the new standard, the timing of the Company’s revenue recognition has principally remained unchanged. Certain minor changes have occurred related to maintenance and repair services. Costs incurred while fulfilling maintenance contracts will now be recognized as incurred while the related revenue will continue to be recognized over time. Additionally, repair service revenue, while previously recognized upon completion of the services, will now be recognized over time. This standard was adopted using a modified retrospective approach through a cumulative effect adjustment, which increased retained earnings by $5.5 million at September 1, 2018. The adoption of the new revenue standard did not have a material effect on the Company’s Unaudited Condensed Consolidated Balance Sheets and Statements of Income.

In the first quarter of 2019, the Company adopted Accounting Standard Update 2016-18, Restricted Cash (ASU 2016-18). This update requires additional disclosure and that the Statement of Cash Flows explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash. Therefore, amounts generally described as restricted cash are included with cash & cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. The guidance requires retrospective adjustment to each period presented. The adoption of ASU 2016-18 did not have an impact on the Condensed Consolidated Balance Sheet or the Statement of Income, but did result in revisions to the Condensed Consolidated Statement of Cash Flows as well as other revised disclosures.

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

The Company did not repurchase any shares during the three and six months ended February 28, 2019. As of February 28, 2019, the Company had cumulatively repurchased 3,206,226 shares for approximately $137.0 million since October 2013 and had $100.0 million available under the share repurchase program.

Note 2 – Revenue Recognition

The Company measures revenue at the amounts that reflect the consideration to which it expects to be entitled in exchange for transferring control of goods and services to customers. The Company recognizes revenue either at the point in time or over the period of time that performance obligations to customers are satisfied. Payment terms vary by segment and product type and are generally due within normal commercial terms. The Company’s contracts with customers may include multiple performance obligations (e.g. railcars, maintenance, management services, etc.). For such arrangements, the Company allocates revenues to each performance obligation based on its relative standalone selling price. The Company has disaggregated revenue from contracts with customers into categories which describe the principal activities from which the Company generates its revenues. See Note 14 - Segment Information for further disaggregated revenue information.

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

The opening and closing balances of the Company’s contract balances are as follows:

(in thousands)	Balance sheet classification	September 1, 2018	February 28, 2019	$ change
Contract assets	Inventories	$7,228	$9,581	$2,353
Contract liabilities [1]	Deferred revenue	$41,250	$41,743	$493

[1]	Contract liabilities balance includes deferred revenue within the scope of the new revenue standard.

For the three and six month periods ended February 28, 2019, the Company recognized $4.9 million and $10.3 million of revenue that was included in Contract liabilities as of September 1, 2018.

THE GREENBRIER COMPANIES, INC.

Performance obligations

As of February 28, 2019, the Company has entered into contracts with customers for which revenue has not yet been recognized. The following table outlines estimated revenue related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(in millions)	February 28, 2019
Revenue type [1]:
Manufacturing – Railcar Sales	$1,864.5
Manufacturing – Railcars intended for syndication [2]	$780.8
Manufacturing – Marine	$95.3
Services	$137.7

[1]	Unsatisfied performance obligation related to Wheels, Repair & Parts revenue is not material
[2]	Not within the scope of the new revenue standard

Based on current production and delivery schedules and existing contracts, approximately $0.9 billion of the Railcar Sales amount is expected to be recognized in the remainder of fiscal 2019 while the remaining amount is expected in future periods. The table above excludes estimated revenue to be recognized at the Company’s Brazilian manufacturing operation, as they are accounted for under the equity method.

Revenue amounts reflected in Railcars intended for syndication may be syndicated to third parties or held in the Company’s fleet depending on a variety of factors.

Marine revenue is expected to be recognized from 2019-2021 as vessel construction is completed.

Services includes management and maintenance services of which approximately 57% are expected to be performed from 2019-2024 and the remaining amount ratably through 2037.

THE GREENBRIER COMPANIES, INC.

Note 3 – Acquisitions

On August 20, 2018, the Company entered into a dissolution agreement with Watco Companies, LLC, its previous joint venture partner, to discontinue their GBW Railcar Services railcar repair joint venture. Pursuant to the dissolution agreement, previously operated Greenbrier repair shops and associated employees returned to the Company. Additionally, the dissolution agreement provides that certain agreements entered into in connection with the original creation of GBW in 2014 were terminated as of the transaction date, including the leases of real and personal property, service agreements, and certain employment-related agreements. GBW will complete its cessation of activities in an orderly manner in fiscal 2019.

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

For the six months ended February 28, 2019, the Repair operations contributed by this acquisition generated consolidated revenues of $47.7 million and a loss from operations of $5.8 million, which are reported in the Company’s condensed consolidated financial statements as part of the Wheels, Repair & Parts segment. The impact of the acquisition was not material to the Company’s results of operations, therefore pro forma financial information has not been included.

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

THE GREENBRIER COMPANIES, INC.

Note 4 – Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead. The following table summarizes the Company’s inventory balance:

(In thousands)	February 28, 2019	August 31, 2018
Manufacturing supplies and raw materials	$337,957	$278,726
Work-in-process	142,290	105,021
Finished goods	100,314	54,181
Excess and obsolete adjustment	(6,415)	(5,614)

	$574,146	$432,314

Note 5 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	February 28, 2019	August 31, 2018
Intangible assets subject to amortization:
Customer relationships	$72,625	$72,521
Accumulated amortization	(45,633)	(43,576)
Other intangibles	16,018	16,300
Accumulated amortization	(7,473)	(6,400)

	35,537	38,845
Intangible assets not subject to amortization	4,788	5,115
Prepaid and other assets	25,174	18,935
Nonqualified savings plan investments	28,687	26,299
Revolving notes issuance costs, net	3,448	1,824
Assets held for sale	3,650	3,650

Total Intangible and other assets, net	$101,284	$94,668

Amortization expense for the three and six months ended February 28, 2019 was $1.4 million and $3.4 million and for the three and six months ended February 28, 2018 was $1.4 million and $2.7 million. Amortization expense for the years ending August 31, 2019, 2020, 2021, 2022 and 2023 is expected to be $5.8 million, $5.1 million, $5.1 million, $3.7 million and $3.5 million, respectively.

THE GREENBRIER COMPANIES, INC.

Note 6 – Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $690.1 million as of February 28, 2019.

As of February 28, 2019, a $600.0 million revolving line of credit, maturing September 2023, secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.50% or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of February 28, 2019, lines of credit totaling $40.1 million secured by certain of the Company’s European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.1% to WIBOR plus 1.3% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of the European manufacturing operations. The European lines of credit include a $12.3 million facility which is guaranteed by the Company. European credit facilities are continually being renewed. Currently, these European credit facilities have maturities that range from June 2019 through February 2021.

The Company’s Mexican railcar manufacturing joint venture has two lines of credit totaling $50.0 million. The first line of credit provides up to $30.0 million. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw against this facility through March 2024. The second line of credit provides up to $20.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through July 2019.

As of February 28, 2019, outstanding commitments under the senior secured credit facilities consisted of $24.0 million in letters of credit under the North American credit facility and $22.3 million outstanding under the European credit facilities.

As of August 31, 2018, outstanding commitments under the senior secured credit facilities consisted of $72.2 million in letters of credit under the North American credit facility and $27.7 million outstanding under the European credit facilities.

THE GREENBRIER COMPANIES, INC.

Note 7 – Accounts Payable and Accrued Liabilities

(In thousands)	February 28, 2019	August 31, 2018
Trade payables	$262,145	$226,405
Other accrued liabilities	95,924	73,273
Accrued payroll and related liabilities	89,350	105,111
Accrued warranty	24,994	27,395
Income taxes payable	—	4,771
Other	2,450	12,902

	$474,863	$449,857

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

Warranty accrual activity:

(In thousands)	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Balance at beginning of period	$26,264	$21,952	$27,395	$20,737
Charged to cost of revenue, net	1,412	5,646	2,853	7,599
Payments	(2,612)	(1,089)	(4,796)	(1,840)
Currency translation effect	(70)	468	(458)	481

Balance at end of period	$24,994	$26,977	$24,994	$26,977

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

THE GREENBRIER COMPANIES, INC.

Note 10 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Gain (loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2018	$(431)	$(21,506)	$(1,429)	$(23,366)
Other comprehensive loss before reclassifications	(3,337)	(2,165)	76	(5,426)
Amounts reclassified from Accumulated other comprehensive loss	1,170	—	—	1,170

Balance, February 28, 2019	$(2,598)	$(23,671)	$(1,353)	$(27,622)

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Income, with presentation location, were as follows:

(In thousands)	Three Months Ended February 28,		Financial Statement Location
	2019	2018
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$769	$(546)	Revenue and cost of revenue
Interest rate swap contracts	151	106	Interest and foreign exchange

	920	(440)	Total before tax
	(219)	103	Income tax (benefit) expense

	$701	$(337)	Net of tax

(In thousands)	Six Months Ended February 28,		Financial Statement Location
	2019	2018
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$1,257	$(1,057)	Revenue and cost of revenue
Interest rate swap contracts	295	273	Interest and foreign exchange

	1,552	(784)	Total before tax
	(382)	119	Income tax (benefit) expense

	$1,170	$(665)	Net of tax

THE GREENBRIER COMPANIES, INC.

Note 11 – Earnings Per Share

The shares used in the computation of basic and diluted earnings per common share are reconciled as follows:

(In thousands)	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Weighted average basic common shares outstanding (1)	32,628	29,355	32,634	29,343
Dilutive effect of 2018 Convertible notes (2)	—	3,349	—	3,340
Dilutive effect of 2024 Convertible notes (3)	—	—	—	—
Dilutive effect of restricted stock units (4)	578	7	515	20

Weighted average diluted common shares outstanding	33,206	32,711	33,149	32,703

(1)

Restricted stock grants and restricted stock units that are considered participating securities, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position.

(2)

The dilutive effect of the 2018 Convertible notes was included for the three and six months ended February 28, 2018 as they were considered dilutive under the “if converted” method as further discussed below. The 2018 Convertible notes matured on April 1, 2018.

(3)

The dilutive effect of the 2024 Convertible notes was excluded for the three and six months ended February 28, 2019 and 2018 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive.

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

	Three Months Ended February 28,			Six Months Ended February 28,
	2019	2018		2019	2018
Net earnings attributable to Greenbrier	$2,765	$61,642		$20,721	$87,895
Add back:
Interest and debt issuance costs on the 2018 Convertible notes, net of tax	n/a	843		n/a	1,686

Earnings before interest and debt issuance costs on 2018 Convertible Notes	n/a	$62,485		n/a	$89,581

Weighted average diluted common shares outstanding	33,206	32,711		33,149	32,703
Diluted earnings per share	$0.08	$1.91	(1)	$0.63	$2.74	(1)

(1)	Diluted earnings per share was calculated as follows:

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

Stock based compensation expense was $4.1 million and $7.3 million for the three and six months ended February 28, 2019, respectively and $6.6 million and $12.6 million for the three and six months ended February 28, 2018, respectively. Compensation expense is recorded in Selling and administrative expense and Cost of revenue on the Consolidated Statements of Income.

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

At February 28, 2019 exchange rates, forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; the purchase of Mexican Pesos and the sale of U.S. Dollars; and for the purchase of U.S. Dollars and the sale of Saudi Riyals aggregated to $106.2 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when there is a loss, or as Accounts receivable, net when there is a gain. As the contracts mature at various dates through March 2021, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At February 28, 2019 exchange rates, approximately $0.9 million would be reclassified to revenue or cost of revenue in the next year.

At February 28, 2019, an interest rate swap agreement maturing in September 2023 had a notional amount of $111.5 million. The fair value of the contract is included on the Consolidated Balance Sheets in Accounts payable and accrued liabilities when there is a loss, or in Accounts receivable, net when there is a gain. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At February 28, 2019 interest rates, approximately $0.5 million would be reclassified to interest expense in the next year.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		February 28, 2019	August 31, 2018		February 28, 2019	August 31, 2018
(In thousands)	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$648	$700	Accounts payable and accrued liabilities	$81	$1,211
Interest rate swap contracts	Accounts receivable, net	—	781	Accounts payable and accrued liabilities	2,612	1

		$648	$1,481		$2,693	$1,212

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$85	$76	Accounts payable and accrued liabilities	$98	$354
Interest rate swap contracts	Accounts receivable, net	—	—	Accounts payable and accrued liabilities	22	—

		$85	$76		$120	$354

THE GREENBRIER COMPANIES, INC.

The Effect of Derivative Instruments on the Statements of Income

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives six months ended February 28,
		2019	2018
Foreign forward exchange contract	Interest and foreign exchange	$495	$1,933
Interest rate swap contracts	Interest and foreign exchange	—	(1)

		$495	$1,932

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) six months ended February 28,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income (effective portion) six months ended February 28,		Location of gain (loss) on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (ineffective portion and amount excluded from effectiveness testing) six months ended February 28,
	2019	2018		2019	2018		2019	2018
Foreign forward exchange contracts	$(346)	$1,222	Revenue	$(667)	$1,430	Revenue	$900	$282
Foreign forward exchange contracts	(395)	(223)	Cost of revenue	(590)	(373)	Cost of revenue	678	196
Interest rate swap contracts	(3,689)	1,473	Interest and foreign exchange	(295)	(273)	Interest and foreign exchange	(22)	—

	$(4,430)	$2,472		$(1,552)	$784		$1,556	$478

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

For the three months ended February 28, 2019:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$476,019	$46,855	$522,874	$13,990	$2,358	$16,348
Wheels, Repair & Parts	125,278	8,858	134,136	2,823	(858)	1,965
Leasing & Services	57,374	2,911	60,285	21,030	2,101	23,131
Eliminations	—	(58,624)	(58,624)	—	(3,601)	(3,601)
Corporate	—	—	—	(19,789)	—	(19,789)

	$658,671	$—	$658,671	$18,054	$—	$18,054

For the six months ended February 28, 2019:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$947,808	$53,056	$1,000,864	$50,845	$2,791	$53,636
Wheels, Repair & Parts	233,821	24,839	258,660	6,070	(546)	5,524
Leasing & Services	81,565	8,910	90,475	38,543	7,553	46,096
Eliminations	—	(86,805)	(86,805)	—	(9,798)	(9,798)
Corporate	—	—	—	(40,950)	—	(40,950)

	$1,263,194	$—	$1,263,194	$54,508	$—	$54,508

For the three months ended February 28, 2018:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$511,827	$13,948	$525,775	$63,185	$3,415	$66,600
Wheels, Repair & Parts	88,710	8,951	97,661	5,119	780	5,899
Leasing & Services	28,799	4,365	33,164	16,114	3,794	19,908
Eliminations	—	(27,264)	(27,264)	—	(7,989)	(7,989)
Corporate	—	—	—	(23,548)	—	(23,548)

	$629,336	$—	$629,336	$60,870	$—	$60,870

THE GREENBRIER COMPANIES, INC.

For the six months ended February 28, 2018:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$963,312	$30,752	$994,064	$116,154	$7,601	$123,755
Wheels, Repair & Parts	166,721	16,683	183,404	7,537	1,528	9,065
Leasing & Services	58,838	5,970	64,808	44,304	5,166	49,470
Eliminations	—	(53,405)	(53,405)	—	(14,295)	(14,295)
Corporate	—	—	—	(45,683)	—	(45,683)

	$1,188,871	$—	$1,188,871	$122,312	$—	$122,312

	Total assets
	February 28,	August 31,
(In thousands)	2019	2018
Manufacturing	$1,093,593	$1,020,757
Wheels, Repair & Parts	341,317	306,756
Leasing & Services	704,016	578,818
Unallocated	394,295	559,133

	$2,533,221	$2,465,464

Reconciliation of Earnings from operations to Earnings before income tax and earnings (loss) from unconsolidated affiliates:

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands)	2019	2018	2019	2018
Earnings from operations	$18,054	$60,870	$54,508	$122,312
Interest and foreign exchange	9,237	7,029	13,641	14,049

Earnings before income tax and earnings (loss) from unconsolidated affiliates	$8,817	$53,841	$40,867	$108,263

Note 15 – Income Taxes

The Company recognized the income tax effects of the Tax Cuts and Jobs Act (Tax Act) in accordance with Staff Accounting Bulletin No. 118 (SAB 118), which required the financial results to reflect effects for which the accounting is complete and those which are provisional. Provisional effects were adjusted during the measurement period determined under SAB 118 based on ongoing analysis of data, tax positions and regulatory guidance. The accounting was considered complete as of November 30, 2018. There were no material adjustments made to the provisional effects during 2019.

The Tax Act also made other significant changes to U.S. federal income tax laws, including a global intangible low-taxed income tax (GILTI) and a base erosion anti-abuse tax (BEAT) which became effective for the Company beginning on September 1, 2018. Though the impact of GILTI and BEAT during the six months ended February 28, 2019 was not material, those taxes were included in the projected effective tax rate for the current year.

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

THE GREENBRIER COMPANIES, INC.

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

On January 30, 2017 the Confederated Tribes and Bands of Yakama Nation sued 33 parties including the Company as well as the United States and the State of Oregon for costs it incurred in assessing alleged natural resource damages to the Columbia River from contaminants deposited in Portland Harbor. Confederated Tribes and Bands of the Yakama Nation v. Air Liquide America Corp., et al., United States Court for the District of Oregon Case No. 3i17-CV-00164-SB. The complaint does not specify the amount of damages the plaintiff will seek. A magistrate judge has recommended that the case be stayed until January 16, 2020.

THE GREENBRIER COMPANIES, INC.

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

As of February 28, 2019, the Company had outstanding letters of credit aggregating to $24.0 million associated with performance guarantees, facility leases and workers compensation insurance.

As of February 28, 2019, the Company had a $10.0 million note receivable from Amsted-Maxion Cruzeiro, its unconsolidated Brazilian castings and components manufacturer and a $20.4 million note receivable balance from Greenbrier-Maxion, its unconsolidated Brazilian railcar manufacturer. These note receivables are included on the Consolidated Balance Sheet in Accounts receivable, net. In the future, the Company may make loans to or provide guarantees for Amsted-Maxion Cruzeiro or Greenbrier-Maxion.

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

Level 1 -	observable inputs such as unadjusted quoted prices in active markets for identical instruments;

Level 2 -	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and

Level 3 -	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of February 28, 2019 were:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$733	$—	$733	$—
Nonqualified savings plan investments	28,687	28,687	—	—
Cash equivalents	82,379	82,379	—	—

	$111,799	$111,066	$733	$—

Liabilities:
Derivative financial instruments	$2,813	$—	$2,813	$—

(1)	Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 13 - Derivative Instruments for further discussion.

THE GREENBRIER COMPANIES, INC.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2018 were:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$1,557	$—	$1,557	$—
Nonqualified savings plan investments	26,299	26,299	—	—
Cash equivalents	126,430	126,430	—	—

	$154,286	$152,729	$1,557	$—

Liabilities:
Derivative financial instruments	$1,566	$—	$1,566	$—

Note 18 – Related Party Transactions

In June 2017, the Company purchased a 40% interest in the common equity of an entity that buys and sells railcar assets that are leased to third parties. The railcars sold to this leasing warehouse are principally built by Greenbrier. The Company accounts for this leasing warehouse investment under the equity method of accounting. As of February 28, 2019, the carrying amount of the investment was $4.3 million which is classified in Investment in unconsolidated affiliates in the Consolidated Balance Sheet. Upon sale of railcars to this entity from Greenbrier, 60% of the related revenue and margin is recognized and 40% is deferred until the railcars are ultimately sold by the entity. During the six months ended February 28, 2019, the Company recognized $18 million in revenue associated with railcars sold into the leasing warehouse and an additional $6 million associated with railcars sold out of the leasing warehouse. The Company also provides administrative and remarketing services to this entity and earns management fees for these services which were immaterial for the six months ended February 28, 2019.

As of February 28, 2019, the Company had a $10.0 million note receivable from Amsted-Maxion Cruzeiro, its unconsolidated Brazilian castings and components manufacturer and a $20.4 million note receivable balance from Greenbrier-Maxion, its unconsolidated Brazilian railcar manufacturer. These note receivables are included on the Consolidated Balance Sheet in Accounts receivable, net.

THE GREENBRIER COMPANIES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in three reportable segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. Our segments are operationally integrated. The Manufacturing segment, which currently operates from facilities in the U.S., Mexico, Poland, Romania and Turkey, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Wheels, Repair & Parts segment performs wheel and axle servicing; railcar repair, refurbishment and maintenance; as well as production of a variety of parts for the railroad industry in North America. The Leasing & Services segment owns approximately 10,600 railcars and provides management services for approximately 372,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America as of February 28, 2019. Through unconsolidated affiliates we produce railcars in Brazil, rail and industrial castings, tank heads and other components and we have an ownership stake in a lease financing warehouse.

Our total manufacturing backlog of railcar units as of February 28, 2019 was approximately 26,000 units with an estimated value of $2.66 billion. Less than 1% of backlog units and estimated value as of February 28, 2019 was associated with our Brazilian manufacturing operations which is accounted for under the equity method. Backlog units for lease may be syndicated to third parties or held in our own fleet depending on a variety of factors. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix and pricing will be determined in the future, which may impact the dollar amount of backlog. Marine backlog as of February 28, 2019 was $95 million.

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

THE GREENBRIER COMPANIES, INC.

Three Months Ended February 28, 2019 Compared to Three Months Ended February 28, 2018

Overview

Revenue, cost of revenue, margin and operating profit presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

(In thousands)	Three Months Ended February 28,
	2019	2018
Revenue:
Manufacturing	$476,019	$511,827
Wheels, Repair & Parts	125,278	88,710
Leasing & Services	57,374	28,799

	658,671	629,336
Cost of revenue:
Manufacturing	442,996	429,165
Wheels, Repair & Parts	118,455	80,708
Leasing & Services	43,376	14,116

	604,827	523,989
Margin:
Manufacturing	33,023	82,662
Wheels, Repair & Parts	6,823	8,002
Leasing & Services	13,998	14,683

	53,844	105,347
Selling and administrative	47,892	50,294
Net gain on disposition of equipment	(12,102)	(5,817)

Earnings from operations	18,054	60,870
Interest and foreign exchange	9,237	7,029

Earnings before income taxes and earnings (loss) from unconsolidated affiliates	8,817	53,841
Income tax benefit (expense)	(2,248)	11,301

Earnings before earnings (loss) from unconsolidated affiliates	6,569	65,142
Earnings (loss) from unconsolidated affiliates	(786)	147

Net earnings	5,783	65,289
Net earnings attributable to noncontrolling interest	(3,018)	(3,647)

Net earnings attributable to Greenbrier	$2,765	$61,642

Diluted earnings per common share	$0.08	$1.91

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

(In thousands)	Three Months Ended February 28,
	2019	2018
Operating profit (loss):
Manufacturing	$13,990	$63,185
Wheels, Repair & Parts	2,823	5,119
Leasing & Services	21,030	16,114
Corporate	(19,789)	(23,548)

	$18,054	$60,870

THE GREENBRIER COMPANIES, INC.

Consolidated Results

(In thousands)	Three Months Ended February 28,		Increase (Decrease)	% Change
	2019	2018
Revenue	$658,671	$629,336	$29,335	4.7%
Cost of revenue	$604,827	$523,989	$80,838	15.4%
Margin (%)	8.2%	16.7%	(8.5%)	*
Net earnings attributable to Greenbrier	$2,765	$61,642	$(58,877)	(95.5%)

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 4.7% increase in revenue for the three months ended February 28, 2019 as compared to the three months ended February 28, 2018 was primarily due to a 41.2% increase in Wheels, Repair & Parts revenue. The increase in Wheels, Repair & Parts revenue was primarily due to the current period including $24.0 million in revenue associated with the repair shops returned to us after discontinuing the GBW joint venture. The increase was also due to a 99.2% increase in Leasing & Services revenue primarily attributed to an increase in the sale of railcars which we had purchased from third parties with the intent to resell them. These were partially offset by a 7.0% decrease in Manufacturing revenue primarily attributed to a change in product mix partially offset by a 4.7% increase in the volume of railcar deliveries

The 15.4% increase in cost of revenue for the three months ended February 28, 2019 as compared to the three months ended February 28, 2018 was primarily due to a 46.8% increase in Wheels, Repair & Parts cost of revenue primarily due to the current period including $27.4 million in costs associated with the repair shops returned to us after discontinuing the GBW joint venture. The increase was also due to a 207.3% increase in Leasing & Services cost of revenue primarily due to an increase in the volume of railcars sold that we purchased from third parties and higher transportation costs.

Margin as a percentage of revenue was 8.2% and 16.7% for the three months ended February 28, 2019 and 2018, respectively. The overall margin as a percentage of revenue was negatively impacted by a decrease in Manufacturing margin to 6.9% from 16.2% primarily attributed to a change in product mix, operating inefficiencies at some of our manufacturing facilities and railcar contract loss accruals on certain contracts. The decrease was also due to a decrease in Leasing & Services margin to 24.4% from 51.0%. Leasing & Services margin for the three months ended February 28, 2018 benefited from fewer sales of railcars that we purchased from third parties which have lower margin percentages.

The $58.9 million decrease in net earnings for the three months ended February 28, 2019 as compared to the three months ended February 28, 2018 was primarily attributable to a decrease in margin from a change in Manufacturing product mix, operating inefficiencies at some of our manufacturing facilities and railcar contract loss accruals on certain contracts. This was partially offset by a $6.3 million increase in net gain on disposition of equipment.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

(In thousands)	Three Months Ended February 28,		Increase (Decrease)	% Change
	2019	2018
Revenue	$476,019	$511,827	$(35,808)	(7.0%)
Cost of revenue	$442,996	$429,165	$13,831	3.2%
Margin (%)	6.9%	16.2%	(9.3%)	*
Operating profit ($)	$13,990	$63,185	$(49,195)	(77.9%)
Operating profit (%)	2.9%	12.3%	(9.4%)	*
Deliveries	4,500	4,300	200	4.7%

*	Not meaningful

Manufacturing revenue decreased $35.8 million or 7.0% for the three months ended February 28, 2019 compared to the three months ended February 28, 2018. The decrease in revenue was primarily attributed to a change in product mix partially offset by a 4.7% increase in the volume of railcar deliveries.

Manufacturing cost of revenue increased $13.8 million or 3.2% for the three months ended February 28, 2019 compared to the three months ended February 28, 2018. The increase in cost of revenue was primarily attributed to a 4.7% increase in railcar deliveries, operating inefficiencies at some of our manufacturing facilities and railcar contract loss accruals of $6.5 million on certain contracts. Operating inefficiencies include poor manufacturing execution at some of our manufacturing facilities and supplier delivery failures at our European operations.

Manufacturing margin as a percentage of revenue decreased 9.3% for the three months ended February 28, 2019 compared to the three months ended February 28, 2018. The decrease was primarily attributed to a change in product mix, operating inefficiencies at some of our manufacturing facilities and railcar contract loss accruals of $6.5 million on certain contracts. Operating inefficiencies include poor manufacturing execution at some of our manufacturing facilities and supplier delivery failures at our European operations. Management is actively addressing these performance issues and expects gross margins to improve.

Manufacturing operating profit decreased $49.2 million or 77.9% for the three months ended February 28, 2019 compared to the three months ended February 28, 2018. The decrease was primarily attributed to a lower margin percentage from a change in product mix, operating inefficiencies at some of our manufacturing facilities and railcar contract loss accruals of $6.5 million on certain contracts. Operating inefficiencies include poor manufacturing execution at some of our manufacturing facilities and supplier delivery failures at our European operations.

THE GREENBRIER COMPANIES, INC.

Wheels, Repair & Parts Segment

(In thousands)	Three Months Ended February 28,		Increase (Decrease)	% Change
	2019	2018
Revenue	$125,278	$88,710	$36,568	41.2%
Cost of revenue	$118,455	$80,708	$37,747	46.8%
Margin (%)	5.4%	9.0%	(3.6%)	*
Operating profit ($)	$2,823	$5,119	$(2,296)	(44.9%)
Operating profit (%)	2.3%	5.8%	(3.5%)	*

*	Not meaningful

On August 20, 2018, 12 repair shops were returned to us as a result of discontinuing our GBW railcar repair joint venture. Beginning on August 20, 2018, the results of operations from these repair shops were included in the Wheels, Repair & Parts segment as they are now consolidated for financial reporting purposes. The addition of these repair shops contributed to the increase in Wheels, Repair & Parts revenue and cost of revenue during the three months ended February 28, 2019 compared to the prior year.

Wheels, Repair & Parts revenue increased $36.6 million or 41.2% for the three months ended February 28, 2019 compared to the three months ended February 28, 2018. The increase was primarily due to the current period including $24.0 million in revenue associated with the repair shops returned to us after discontinuing the GBW joint venture. The increase was also due to higher parts revenue and higher wheel set and component volumes.

Wheels, Repair & Parts cost of revenue increased $37.7 million or 46.8% for the three months ended February 28, 2019 compared to the three months ended February 28, 2018. The increase was primarily due to the current period including $27.4 million in costs associated with the repair shops returned to us after discontinuing the GBW joint venture. The increase was also due to higher costs associated with increased parts volumes, higher wheel set and component volumes and $1.1 million in costs associated with closing sites in our repair network.

Wheels, Repair & Parts margin as a percentage of revenue decreased 3.6% for the three months ended February 28, 2019 compared to the three months ended February 28, 2018. The decrease was primarily attributed to inefficiencies at our repair operations and $1.1 million in costs associated with closing sites in our repair network. This was partially offset by a favorable parts product mix.

Wheels, Repair & Parts operating profit decreased $2.3 million or 44.9% for the three months ended February 28, 2019 compared to the three months ended February 28, 2018. The decrease was primarily attributed to inefficiencies at our repair operations and $1.1 million in costs associated with closing sites in our repair network. This was partially offset by higher parts revenue and wheelset and component volumes and a more favorable parts product mix.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

(In thousands)	Three Months Ended February 28,		Increase (Decrease)	% Change
	2019	2018
Revenue	$57,374	$28,799	$28,575	99.2%
Cost of revenue	$43,376	$14,116	$29,260	207.3%
Margin (%)	24.4%	51.0%	(26.6%)	*
Operating profit ($)	$21,030	$16,114	$4,916	30.5%
Operating profit (%)	36.7%	56.0%	(19.3%)	*

*	Not meaningful

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

Leasing & Services revenue increased $28.6 million or 99.2% for the three months ended February 28, 2019 compared to the three months ended February 28, 2018. The increase was primarily attributed to an increase in the sale of railcars which we had purchased from third parties with the intent to resell them. This was partially offset by lower average volume of rent-producing leased railcars for syndication.

Leasing & Services cost of revenue increased $29.3 million or 207.3% for the three months ended February 28, 2019 compared to the three months ended February 28, 2018. The increase was primarily due to an increase in the volume of railcars sold that we purchased from third parties and higher transportation costs.

Leasing & Services margin as a percentage of revenue decreased 26.6% for the three months ended February 28, 2019 compared to the three months ended February 28, 2018. Margin for the three months ended February 28, 2019 was negatively impacted from higher sales of railcars that we purchased from third parties which have lower margin percentages. The decrease in margin was also due to higher transportation costs.

Leasing & Services operating profit increased $4.9 million or 30.5% for the three months ended February 28, 2019 compared to the three months ended February 28, 2018. The increase was primarily attributed to a $5.8 million increase in net gain on disposition of equipment partially offset by a $0.7 million decrease in margin.

The percentage of owned units on lease was 97.4% at February 28, 2019 compared to 92.2% at February 28, 2018.

THE GREENBRIER COMPANIES, INC.

Selling and Administrative Expense

(In thousands)	Three Months Ended February 28,		Increase (Decrease)	% Change
	2019	2018
Selling and administrative expense	$47,892	$50,294	$(2,402)	(4.8%)

Selling and administrative expense was $47.9 million or 7.3% of revenue for the three months ended February 28, 2019 compared to $50.3 million or 8.0% of revenue for the prior comparable period. The $2.4 million decrease was primarily attributed to a $3.0 million decrease in employee costs primarily related to a decrease in incentive compensation. This was partially offset by a $0.9 million increase from the addition of the selling and administrative costs from the repair shops returned to us after discontinuing the GBW joint venture.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $12.1 million for the three months ended February 28, 2019 compared to $5.8 million for the prior comparable period. Net gain on disposition of equipment primarily includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity; and disposition of property, plant and equipment. The increase in net gain on disposition of equipment primarily relates to higher volumes of equipment sales as we continue to rebalance our lease portfolio.

Other Costs

Interest and foreign exchange expense was composed of the following:

(In thousands)	Three Months Ended February 28,		Increase (Decrease)
	2019	2018
Interest and foreign exchange:
Interest and other expense	$7,617	$7,895	$(278)
Foreign exchange (gain) loss	1,620	(866)	2,486

	$9,237	$7,029	$2,208

The $2.2 million increase in interest and foreign exchange expense from the prior comparable period was primarily attributed to a $2.5 million increase in foreign exchange loss in the current year. The change in foreign exchange loss was primarily attributed to the change in the Mexican Peso relative to the U.S. Dollar.

THE GREENBRIER COMPANIES, INC.

Income Tax

The effective tax rate for the three months ended February 28, 2019 was 25.5% compared to a 21.0% benefit for the three months ended February 28, 2018. The 21.0% benefit in the prior year was primarily due to the enactment of the Tax Act on December 22, 2017, which reduced the federal corporate tax rate from 35% to 21%.

The effective tax rate can fluctuate year-to-year due to changes in the mix of foreign and domestic pre-tax earnings. It can also fluctuate with changes in the proportion of pre-tax earnings attributable to our Mexican railcar manufacturing joint venture because the joint venture is predominantly treated as a partnership for tax purposes and, as a result, the partnership’s entire pre-tax earnings are included in Earnings before income taxes and earnings from unconsolidated affiliates, whereas only our 50% share of the tax is included in Income tax expense.

Earnings (Loss) From Unconsolidated Affiliates

Earnings (loss) from unconsolidated affiliates primarily included our share of after-tax results from our Brazil operations which include a castings joint venture and a railcar manufacturing joint venture, our lease financing warehouse investment, our North American castings joint venture and our tank head joint venture. In addition, for the three months ended February 28, 2018, earnings (loss) from unconsolidated affiliates also included our share of after-tax results from the GBW joint venture.

Loss from unconsolidated affiliates was $0.8 million for the three months ended February 28, 2019 compared to earnings of $0.1 million for the three months ended February 28, 2018. The $0.9 million decrease in earnings from unconsolidated affiliates was primarily attributed to losses at our Brazil operations.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $3.0 million for the three months ended February 28, 2019 compared to $3.6 million in the prior comparable period, which primarily represents our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

THE GREENBRIER COMPANIES, INC.

Six Months Ended February 28, 2019 Compared to Six Months Ended February 28, 2018

Overview

Revenue, cost of revenue, margin and operating profit presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

(In thousands)	Six Months Ended February 28,
	2019	2018
Revenue:
Manufacturing	$947,808	$963,312
Wheels, Repair & Parts	233,821	166,721
Leasing & Services	81,565	58,838

	1,263,194	1,188,871
Cost of revenue:
Manufacturing	860,801	810,015
Wheels, Repair & Parts	219,433	153,214
Leasing & Services	56,583	30,981

	1,136,817	994,210
Margin:
Manufacturing	87,007	153,297
Wheels, Repair & Parts	14,388	13,507
Leasing & Services	24,982	27,857

	126,377	194,661
Selling and administrative	98,324	97,337
Net gain on disposition of equipment	(26,455)	(24,988)

Earnings from operations	54,508	122,312
Interest and foreign exchange	13,641	14,049

Earnings before income taxes and loss from unconsolidated affiliates	40,867	108,263
Income tax expense	(11,383)	(6,834)

Earnings before loss from unconsolidated affiliates	29,484	101,429
Loss from unconsolidated affiliates	(319)	(2,763)

Net earnings	29,165	98,666
Net earnings attributable to noncontrolling interest	(8,444)	(10,771)

Net earnings attributable to Greenbrier	$20,721	$87,895

Diluted earnings per common share	$0.63	$2.74

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

(In thousands)	Six Months Ended February 28,
	2019	2018
Operating profit (loss):
Manufacturing	$50,845	$116,154
Wheels, Repair & Parts	6,070	7,537
Leasing & Services	38,543	44,304
Corporate	(40,950)	(45,683)

	$54,508	$122,312

THE GREENBRIER COMPANIES, INC.

Consolidated Results

(In thousands)	Six Months Ended February 28,		Increase (Decrease)	% Change
	2019	2018
Revenue	$1,263,194	$1,188,871	$74,323	6.3%
Cost of revenue	$1,136,817	$994,210	$142,607	14.3%
Margin (%)	10.0%	16.4%	(6.4%)	*
Net earnings attributable to Greenbrier	$20,721	$87,895	$(67,174)	(76.4%)

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 6.3% increase in revenue for the six months ended February 28, 2019 as compared to the six months ended February 28, 2018 was primarily due to a 40.2% increase in Wheels, Repair & Parts revenue. The increase in Wheels, Repair & Parts revenue was primarily due to the six months ended February 28, 2019 including $47.7 million in revenue associated with the repair shops returned to us after discontinuing the GBW joint venture. The increase was also due to a 38.6% increase in Leasing & Services revenue primarily attributed to an increase in the sale of railcars which we had purchased from third parties with the intent to resell them.

The 14.3% increase in cost of revenue for the six months ended February 28, 2019 as compared to the six months ended February 28, 2018 was primarily due to a 43.2% increase in Wheels, Repair & Parts cost of revenue primarily due to the six months ended February 28, 2019 including $51.5 million in costs associated with the repair shops returned to us after discontinuing the GBW joint venture. The increase was also due to a 6.3% increase in Manufacturing cost of revenue. The increase in Manufacturing cost of revenue was primarily due to a 4.8% increase in the volume of railcar deliveries, operating inefficiencies at some of our manufacturing facilities and railcar contract loss accruals on certain contracts.

Margin as a percentage of revenue was 10.0% and 16.4% for the six months ended February 28, 2019 and 2018, respectively. The overall margin as a percentage of revenue was negatively impacted by a decrease in Manufacturing margin to 9.2% from 15.9% primarily attributed to a change in product mix, operating inefficiencies at some of our manufacturing facilities and railcar contract loss accruals on certain contracts. The decrease was also due to a decrease in Leasing & Services margin to 30.6% from 47.3%. Leasing & Services margin for the six months ended February 28, 2018 benefited from fewer sales of railcars that we purchased from third parties which have lower margin percentages.

The $67.2 million decrease in net earnings for the six months ended February 28, 2019 as compared to the six months ended February 28, 2018 was primarily attributable to a decrease in margin from a change in Manufacturing product mix, operating inefficiencies at some of our manufacturing facilities and railcar contract loss accruals on certain contracts.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

(In thousands)	Six Months Ended February 28,		Increase (Decrease)	% Change
	2019	2018
Revenue	$947,808	$963,312	$(15,504)	(1.6%)
Cost of revenue	$860,801	$810,015	$50,786	6.3%
Margin (%)	9.2%	15.9%	(6.7%)	*
Operating profit ($)	$50,845	$116,154	$(65,309)	(56.2%)
Operating profit (%)	5.4%	12.1%	(6.7%)	*
Deliveries	8,700	8,300	400	4.8%

*	Not meaningful

Manufacturing revenue decreased $15.5 million or 1.6% for the six months ended February 28, 2019 compared to the six months ended February 28, 2018. The decrease in revenue was primarily attributed to a change in product mix partially offset by a 4.8% increase in the volume of railcar deliveries.

Manufacturing cost of revenue increased $50.8 million or 6.3% for the six months ended February 28, 2019 compared to the six months ended February 28, 2018. The increase in cost of revenue was primarily attributed to a 4.8% increase in the volume of railcar deliveries, operating inefficiencies at some of our manufacturing facilities and railcar contract loss accruals of $6.5 million on certain contracts. Operating inefficiencies include poor manufacturing execution at some of our manufacturing facilities and supplier delivery failures at our European operations.

Manufacturing margin as a percentage of revenue decreased 6.7% for the six months ended February 28, 2019 compared to the six months ended February 28, 2018. The decrease was primarily attributed to a change in product mix, operating inefficiencies at some of our manufacturing facilities and railcar contract loss accruals of $6.5 million on certain contracts. Operating inefficiencies include poor manufacturing execution at some of our manufacturing facilities and supplier delivery failures at our European operations. Management is actively addressing these performance issues and expects gross margins to improve.

Manufacturing operating profit decreased $65.3 million or 56.2% for the six months ended February 28, 2019 compared to the six months ended February 28, 2018. The decrease was primarily attributed to a lower margin percentage from a change in product mix, operating inefficiencies at some of our manufacturing facilities and railcar contract loss accruals of $6.5 million on certain contracts. Operating inefficiencies include poor manufacturing execution at some of our manufacturing facilities and supplier delivery failures at our European operations. These were partially offset by an increase in net gain on disposition of equipment from insurance proceeds received for business interruption and assets destroyed in a fire at a manufacturing facility in 2016.

THE GREENBRIER COMPANIES, INC.

Wheels, Repair & Parts Segment

(In thousands)	Six Months Ended February 28,		Increase (Decrease)	% Change
	2019	2018
Revenue	$233,821	$166,721	$67,100	40.2%
Cost of revenue	$219,433	$153,214	$66,219	43.2%
Margin (%)	6.2%	8.1%	(1.9%)	*
Operating profit ($)	$6,070	$7,537	$(1,467)	(19.5%)
Operating profit (%)	2.6%	4.5%	(1.9%)	*

*	Not meaningful

On August 20, 2018, 12 repair shops were returned to us as a result of discontinuing our GBW railcar repair joint venture. Beginning on August 20, 2018, the results of operations from these repair shops were included in the Wheels, Repair & Parts segment as they are now consolidated for financial reporting purposes. The addition of these repair shops contributed to the increase in Wheels, Repair & Parts revenue and cost of revenue during the six months ended February 28, 2019 compared to the prior year.

Wheels, Repair & Parts revenue increased $67.1 million or 40.2% for the six months ended February 28, 2019 compared to the six months ended February 28, 2018. The increase was primarily due to the six months ended February 28, 2019 including $47.7 million in revenue associated with the repair shops returned to us after discontinuing the GBW joint venture. The increase was also due to higher parts revenue and an increase in scrap metal pricing and volume.

Wheels, Repair & Parts cost of revenue increased $66.2 million or 43.2% for the six months ended February 28, 2019 compared to the six months ended February 28, 2018. The increase was primarily due to the six months ended February 28, 2019 including $51.5 million in costs associated with the repair shops returned to us after discontinuing the GBW joint venture. The increase was also due to higher costs associated with increased parts volumes and $1.1 million in costs associated with closing sites in our repair network.

Wheels, Repair & Parts margin as a percentage of revenue decreased 1.9% for the six months ended February 28, 2019 compared to the six months ended February 28, 2018. The decrease was primarily attributed to inefficiencies at our repair operations and $1.1 million in costs associated with closing sites in our repair network. This was partially offset by a favorable parts product mix and an increase in scrap metal pricing.

Wheels, Repair & Parts operating profit decreased $1.5 million or 19.5% for the six months ended February 28, 2019 compared to the six months ended February 28, 2018. The decrease was primarily attributed to inefficiencies at our repair operations and $1.1 million in costs associated with closing sites in our repair network. This was partially offset by higher parts revenue, a more favorable parts product mix and increase in scrap metal pricing and volume.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

(In thousands)	Six Months Ended February 28,		Increase (Decrease)	% Change
	2019	2018
Revenue	$81,565	$58,838	$22,727	38.6%
Cost of revenue	$56,583	$30,981	$25,602	82.6%
Margin (%)	30.6%	47.3%	(16.7%)	*
Operating profit ($)	$38,543	$44,304	$(5,761)	(13.0%)
Operating profit (%)	47.3%	75.3%	(28.0%)	*

*	Not meaningful

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

Leasing & Services revenue increased $22.7 million or 38.6% for the six months ended February 28, 2019 compared to the six months ended February 28, 2018. The increase was primarily attributed to an increase in the sale of railcars which we had purchased from third parties with the intent to resell them. This was partially offset by lower average volume of rent-producing leased railcars for syndication.

Leasing & Services cost of revenue increased $25.6 million or 82.6% for the six months ended February 28, 2019 compared to the six months ended February 28, 2018. The increase was primarily due to an increase in the volume of railcars sold that we purchased from third parties and higher transportation costs.

Leasing & Services margin as a percentage of revenue decreased 16.7% for the six months ended February 28, 2019 compared to the six months ended February 28, 2018. Margin for the six months ended February 28, 2019 was negatively impacted from higher sales of railcars that we purchased from third parties which have lower margin percentages. The decrease in margin was also due to higher transportation costs.

Leasing & Services operating profit decreased $5.8 million or 13.0% for the six months ended February 28, 2019 compared to the six months ended February 28, 2018. The decrease was primarily attributed to a $2.9 million decrease in margin as the six months ended February 28, 2019 was negatively impacted from higher sales of railcars that we purchased from third parties which have lower margin percentages. In addition, the decrease was attributed to a $2.4 million decrease in net gain on disposition of equipment.

THE GREENBRIER COMPANIES, INC.

Selling and Administrative Expense

(In thousands)	Six Months Ended February 28,		Increase (Decrease)	% Change
	2019	2018
Selling and administrative expense	$98,324	$97,337	$987	1.0%

Selling and administrative expense was $98.3 million or 7.8% of revenue for the six months ended February 28, 2019 compared to $97.3 million or 8.2% of revenue for the prior comparable period. The $1.0 million increase was primarily attributed to $2.0 million from the addition of the selling and administrative costs from the repair shops returned to us after discontinuing the GBW joint venture and $0.9 million in consulting and related costs associated with strategic business development. These were partially offset by a $2.4 million reduction in employee costs.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $26.5 million for the six months ended February 28, 2019 compared to $25.0 million for the prior comparable period. Net gain on disposition of equipment primarily includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity; disposition of property, plant and equipment; and insurance proceeds received for business interruption and assets destroyed in a fire.

Other Costs

Interest and foreign exchange expense was composed of the following:

(In thousands)	Six Months Ended February 28,		Increase (Decrease)
	2019	2018
Interest and foreign exchange:
Interest and other expense	$14,782	$15,859	$(1,077)
Foreign exchange gain	(1,141)	(1,810)	669

	$13,641	$14,049	$(408)

The $0.4 million decrease in interest and foreign exchange expense from the prior comparable period was primarily attributed to $1.1 million decrease in interest and foreign exchange expense due to the maturity of the $119 million convertible senior notes in April 2018. This was partially offset by a $0.7 million decrease in foreign exchange gain in the current year. The change in foreign exchange gain was primarily attributed to the change in the Brazilian Real and Mexican Peso relative to the U.S. Dollar.

THE GREENBRIER COMPANIES, INC.

Income Tax

The effective tax rate for the six months ended February 28, 2019 was 27.9% compared to 6.3% for the six months ended February 28, 2018. The low effective tax rate in the prior year was primarily attributable to the enactment of the Tax Act on December 22, 2017, which reduced the federal corporate tax rate from 35% to 21%.

The effective tax rate can fluctuate year-to-year due to changes in the mix of foreign and domestic pre-tax earnings. It can also fluctuate with changes in the proportion of pre-tax earnings attributable to our Mexican railcar manufacturing joint venture because the joint venture is predominantly treated as a partnership for tax purposes and, as a result, the partnership’s entire pre-tax earnings are included in Earnings before income taxes and earnings from unconsolidated affiliates, whereas only our 50% share of the tax is included in Income tax expense.

Loss From Unconsolidated Affiliates

Loss from unconsolidated affiliates primarily included our share of after-tax results from our Brazil operations which include a castings joint venture and a railcar manufacturing joint venture, our lease financing warehouse investment, our North American castings joint venture and our tank head joint venture. In addition, for the six months ended February 28, 2018, loss from unconsolidated affiliates also included our share of after-tax results from the GBW joint venture.

Loss from unconsolidated affiliates was $0.3 million for the six months ended February 28, 2019 compared to $2.8 million for the six months ended February 28, 2018. The $2.5 million decrease in loss from unconsolidated affiliates was primarily attributed to the prior year including losses from our GBW joint venture.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $8.4 million for the six months ended February 28, 2019 compared to $10.8 million in the prior comparable period, which primarily represents our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

THE GREENBRIER COMPANIES, INC.

Liquidity and Capital Resources

(In thousands)	Six Months Ended February 28,
	2019	2018
Net cash used in operating activities	$(146,622)	$(7,653)
Net cash provided by (used in) investing activities	(43,704)	35,107
Net cash provided by (used in) financing activities	13,111	(52,464)
Effect of exchange rate changes	825	(465)

Net decrease in cash and cash equivalents and restricted cash	$(176,390)	$(25,475)

We have been financed through cash generated from operations and borrowings. At February 28, 2019, cash and cash equivalents and restricted cash were $363.1 million, a decrease of $176.4 million from $539.5 million at August 31, 2018.

The change in cash used in operating activities for the six months ended February 28, 2019 compared to the six months ended February 28, 2018 was primarily due to lower earnings and a net change in working capital as we buildup inventory while ramping up production.

Cash provided by (used in) investing activities primarily related to capital expenditures net of proceeds from the sale of assets. The change in cash provided by (used in) investing activities for the six months ended February 28, 2019 compared to the six months ended February 28, 2018 was primarily attributable to an increase in capital expenditures and lower proceeds from the sale of assets.

Capital expenditures totaled $98.2 million and $53.5 million for the six months ended February 28, 2019 and 2018, respectively. Manufacturing capital expenditures were approximately $40.5 million and $21.0 million for the six months ended February 28, 2019 and 2018, respectively. Capital expenditures for Manufacturing are expected to be approximately $90 million in 2019 and primarily relate to enhancements of our existing manufacturing facilities. Wheels, Repair & Parts capital expenditures were approximately $3.2 million and $1.1 million for the six months ended February 28, 2019 and 2018, respectively. Capital expenditures for Wheels, Repair & Parts are expected to be approximately $15 million in 2019 for enhancements of our existing facilities. Leasing & Services and corporate capital expenditures were approximately $54.5 million and $31.4 million for the six months ended February 28, 2019 and 2018, respectively. Leasing & Services and corporate capital expenditures for 2019 are expected to be approximately $90 million. Proceeds from sales of leased railcar equipment are expected to be $120 million for 2019. The asset additions and dispositions for Leasing & Services in 2018 primarily relate to higher volumes of equipment purchases and sales as we rebalance our lease portfolio. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity.

Proceeds from the sale of assets, which primarily related to sales of railcars from our lease fleet within Leasing & Services, were approximately $63.9 million and $105.1 million for the six months ended February 28, 2019 and 2018, respectively.

The change in cash provided by (used in) financing activities for the six months ended February 28, 2019 compared to the six months ended February 28, 2018 was primarily attributed to proceeds from the issuance of notes payable and a change in the net activities with joint venture partners.

A quarterly dividend of $0.25 per share was declared on April 2, 2019.

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

Senior secured credit facilities, consisting of three components, aggregated to $690.1 million as of February 28, 2019. We had an aggregate of $552.9 million available to draw down under committed credit facilities as of February 28, 2018. This amount consists of $485.1 million available on the North American credit facility, $17.8 million on the European credit facilities and $50.0 million on the Mexican railcar manufacturing joint venture credit facilities.

As of February 28, 2019, a $600.0 million revolving line of credit, maturing September 2023, secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.50% or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of February 28, 2019, lines of credit totaling $40.1 million secured by certain of our European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.1% to WIBOR plus 1.3% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of our European manufacturing operation. The European lines of credit include a $12.3 million facility which is guaranteed by us. European credit facilities are continually being renewed. Currently, these European credit facilities have maturities that range from June 2019 through February 2021.

Our Mexican railcar manufacturing joint venture has two lines of credit totaling $50.0 million. The first line of credit provides up to $30.0 million. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw against this facility through March 2024. The second line of credit provides up to $20.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through July 2019.

As of February 28, 2019, outstanding commitments under the senior secured credit facilities consisted of $24.0 million in letters of credit under the North American credit facility and $22.3 million outstanding under the European credit facilities.

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into capital leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of February 28, 2019, we were in compliance with all such restrictive covenants.

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

As of February 28, 2019, we had a $10.0 million note receivable from Amsted-Maxion Cruzeiro, our unconsolidated Brazilian castings and components manufacturer and a $20.4 million note receivable balance from Greenbrier-Maxion, our unconsolidated Brazilian railcar manufacturer. These note receivables are included on the Consolidated Balance Sheet in Accounts receivable, net. In the future, we may make loans to or provide guarantees for Amsted-Maxion Cruzeiro or Greenbrier-Maxion.

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

Revenue recognition - We measure revenue at the amounts that reflect the consideration to which we expect to be entitled in exchange for transferring control of goods and services to customers. We recognize revenue either at the point in time or over the period of time that performance obligations to customers are satisfied. Payment terms vary by segment and product type and are generally due within normal commercial terms. Our contracts with customers may include multiple performance obligations (e.g. railcars, maintenance, management services, etc.). For such arrangements, we allocate revenues to each performance obligation based on its relative standalone selling price. We have disaggregated revenue from contracts with customers into categories which describe the principal activities from which we generate our revenues. See Note 14 - Segment Information for further disaggregated revenue information.

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

Our goodwill balance was $82.7 million as of February 28, 2019 of which $51.1 million related to our Wheels, Repair & Parts segment and $31.6 million related to our Manufacturing segment.

THE GREENBRIER COMPANIES, INC.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecast foreign currency sales and expenses. At February 28, 2019 exchange rates, forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; the purchase of Mexican Pesos and the sale of U.S. Dollars; and for the purchase of U.S. Dollars and the sale of Saudi Riyals aggregated to $106.2 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At February 28, 2019, net assets of foreign subsidiaries aggregated $172.6 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $17.3 million, or 1.2% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $111.5 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At February 28, 2019, 73% of our outstanding debt had fixed rates and 27% had variable rates. At February 28, 2019, a uniform 10% increase in variable interest rates would result in approximately $0.5 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no shares repurchased under the share repurchase program during the three months ended February 28, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
December 1, 2018 – December 31, 2018	—	—	—	$87,989,491
January 1, 2019 – January 31, 2019	—	—	—	$100,000,000
February 1, 2019 – February 28, 2019	—	—	—	$100,000,000

	—		—

[1]	In January 2019, the Board of Directors authorized an increase in the amount remaining for repurchase under the share repurchase program from $88 million to $100 million.

THE GREENBRIER COMPANIES, INC.

Item 6.	Exhibits

(a) List of Exhibits:

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2019 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: April 5, 2019	By:	/s/ Lorie L. Tekorius
Lorie L. Tekorius
Executive Vice President and Chief Operating Officer (Principal Financial Officer)

Date: April 5, 2019	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President, Acting Chief Financial Officer and Chief Accounting Officer (Principal Accounting Officer)