Form 10-Q
period 2019-05-31
GREENBRIER COMPANIES INC
filed 2019-07-02
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                      to

Commission File No. 1-13146

THE GREENBRIER COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-0816972
(State of Incorporation)	(I.R.S. Employer Identification No.)

One Centerpointe Drive, Suite 200, Lake Oswego, OR	97035
(Address of principal executive offices)	(Zip Code)

(503) 684-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock without par value	GBX	New York Stock Exchange

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

The number of shares of the registrant’s common stock, without par value, outstanding on June 26, 2019 was 32,483,540 shares.

THE GREENBRIER COMPANIES, INC.

Forward-Looking Statements

From time to time, The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) or their representatives have made or may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer, or in various filings made by us with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Investors should not place undue reliance on forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

•

our failure to successfully integrate joint ventures or acquired businesses or complete previously announced transactions, including our proposed transaction to acquire the manufacturing business of American Railcar Industries, Inc. (American Railcar Industries);

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

All references to years refer to the fiscal years ended August 31st unless otherwise noted.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Consolidated Balance Sheets

(In thousands, unaudited)

	May 31, 2019	August 31, 2018
Assets
Cash and cash equivalents	$359,625	$530,655
Restricted cash	21,471	8,819
Accounts receivable, net	330,385	348,406
Inventories	592,099	432,314
Leased railcars for syndication	130,489	130,926
Equipment on operating leases, net	376,241	322,855
Property, plant and equipment, net	478,502	457,196
Investment in unconsolidated affiliates	53,036	61,414
Intangibles and other assets, net	97,022	94,668
Goodwill	74,318	78,211

	$2,513,188	$2,465,464

Liabilities and Equity
Revolving notes	$25,952	$27,725
Accounts payable and accrued liabilities	473,106	449,857
Deferred income taxes	12,089	31,740
Deferred revenue	76,170	105,954
Notes payable, net	483,918	436,205
Commitments and contingencies (Note 17)
Contingently redeemable noncontrolling interest	24,722	29,768
Equity:
Greenbrier
Preferred stock—without par value; 25,000 shares authorized; none outstanding	—	—
Common stock—without par value; 50,000 shares authorized; 32,484 and 32,191 shares outstanding at May 31, 2019 and August 31, 2018	—	—
Additional paid-in capital	449,002	442,569
Retained earnings	847,433	830,898
Accumulated other comprehensive loss	(34,120)	(23,366)

Total equity – Greenbrier	1,262,315	1,250,101
Noncontrolling interest	154,916	134,114

Total equity	1,417,231	1,384,215

	$2,513,188	$2,465,464

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Income

(In thousands, except per share amounts, unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Revenue
Manufacturing	$681,588	$510,099	$1,629,396	$1,473,411
Wheels, Repair & Parts	124,980	94,515	358,801	261,236
Leasing & Services	49,584	36,773	131,149	95,611

	856,152	641,387	2,119,346	1,830,258
Cost of revenue
Manufacturing	590,788	427,875	1,451,589	1,237,890
Wheels, Repair & Parts	119,821	85,850	339,254	239,064
Leasing & Services	38,971	19,155	95,554	50,136

	749,580	532,880	1,886,397	1,527,090
Margin	106,572	108,507	232,949	303,168
Selling and administrative expense	54,377	51,793	152,701	149,130
Net gain on disposition of equipment	(11,019)	(14,825)	(37,474)	(39,813)
Goodwill impairment	10,025	—	10,025	—

Earnings from operations	53,189	71,539	107,697	193,851
Other costs
Interest and foreign exchange	9,770	6,533	23,411	20,582

Earnings before income taxes and loss from unconsolidated affiliates	43,419	65,006	84,286	173,269
Income tax expense	(13,008)	(15,944)	(24,391)	(22,778)

Earnings before loss from unconsolidated affiliates	30,411	49,062	59,895	150,491
Loss from unconsolidated affiliates	(4,564)	(12,823)	(4,883)	(15,586)

Net earnings	25,847	36,239	55,012	134,905
Net earnings attributable to noncontrolling interest	(10,599)	(3,288)	(19,043)	(14,059)

Net earnings attributable to Greenbrier	$15,248	$32,951	$35,969	$120,846

Basic earnings per common share	$0.47	$1.03	$1.10	$3.99
Diluted earnings per common share	$0.46	$1.01	$1.08	$3.75
Weighted average common shares:
Basic	32,603	32,034	32,623	30,250
Diluted	33,183	32,914	33,161	32,774
Dividends declared per common share	$0.25	$0.25	$0.75	$0.71

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Net earnings	$25,847	$36,239	$55,012	$134,905
Other comprehensive income
Translation adjustment	(5,083)	(15,136)	(7,269)	(14,163)
Reclassification of derivative financial instruments recognized in net earnings [1]	306	59	1,476	(606)
Unrealized loss on derivative financial instruments [2]	(1,729)	(2,103)	(5,066)	(274)
Other (net of tax effect)	(1)	29	75	54

	(6,507)	(17,151)	(10,784)	(14,989)

Comprehensive income	19,340	19,088	44,228	119,916
Comprehensive income attributable to noncontrolling interest	(10,590)	(3,266)	(19,013)	(14,041)

Comprehensive income attributable to Greenbrier	$8,750	$15,822	$25,215	$105,875

[1]	Net of tax effect of $0.1 million and $0.01 million for the three months ended May 31, 2019 and 2018 and $0.5 million and $0.1 million for the nine months ended May 31, 2019 and 2018.
[2]	Net of tax effect of $0.5 million and $0.6 million for the three months ended May 31, 2019 and 2018 and $1.6 million and $0.1 million for the nine months ended May 31, 2019 and 2018.

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Equity

(In thousands, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2018	32,191	$442,569	$830,898	$(23,366)	$1,250,101	$134,114	$1,384,215	$29,768
Net earnings	—	—	35,969	—	35,969	24,089	60,058	(5,046)
Other comprehensive loss, net	—	—	—	(10,754)	(10,754)	(30)	(10,784)	—
Noncontrolling interest adjustments	—	—	—	—	—	7,322	7,322	—
Joint venture partner distribution declared	—	—	—	—	—	(12,494)	(12,494)	—
Noncontrolling interest acquired	—	—	—	—	—	1,915	1,915	—
Cumulative effect adjustment due to adoption of ASU 2014-09 (See Note 1)	—	—	5,461	—	5,461	—	5,461	—
Restricted stock awards (net of cancellations)	293	12,721	—	—	12,721	—	12,721	—
Unamortized restricted stock	—	(17,445)	—	—	(17,445)	—	(17,445)	—
Restricted stock amortization	—	11,157	—	—	11,157	—	11,157	—
Cash dividends ($0.75 per share)	—	—	(24,895)	—	(24,895)	—	(24,895)	—

Balance May 31, 2019	32,484	$449,002	$847,433	$(34,120)	$1,262,315	$154,916	$1,417,231	$24,722

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance February 28, 2019	32,379	$444,962	$840,478	$(27,622)	$1,257,818	$145,459	$1,403,277	$25,637
Net earnings	—	—	15,248	—	15,248	11,514	26,762	(915)
Other comprehensive loss, net	—	—	—	(6,498)	(6,498)	(9)	(6,507)	—
Noncontrolling interest adjustments	—	—	—	—	—	2,016	2,016	—
Joint venture partner distribution declared	—	—	—	—	—	(4,064)	(4,064)	—
Restricted stock awards (net of cancellations)	105	38	—	—	38	—	38	—
Unamortized restricted stock	—	—	—	—	—	—	—	—
Restricted stock amortization	—	4,002	—	—	4,002	—	4,002	—
Cash dividends ($0.25 per share)	—	—	(8,293)	—	(8,293)	—	(8,293)	—

Balance May 31, 2019	32,484	$449,002	$847,433	$(34,120)	$1,262,315	$154,916	$1,417,231	$24,722

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Equity (continued)

(In thousands, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2017	28,503	$315,306	$709,103	$(6,279)	$1,018,130	$160,763	$1,178,893	$36,148
Net earnings	—	—	120,846	—	120,846	19,072	139,918	(5,013)
Other comprehensive income, net	—	—	—	(14,971)	(14,971)	(18)	(14,989)	—
Noncontrolling interest adjustments	—	—	—	—	—	1,067	1,067	—
Joint venture partner distribution declared	—	—	—	—	—	(59,014)	(59,014)	—
Investment by joint venture partner	—	—	—	—	—	6,500	6,500	—
Noncontrolling interest acquired	—	—	—	—	—	(7)	(7)	—
Restricted stock awards (net of cancellations)	336	7,335	—	—	7,335	—	7,335	—
Unamortized restricted stock	—	(15,052)	—	—	(15,052)	—	(15,052)	—
Restricted stock amortization	—	12,084	—	—	12,084	—	12,084	—
Cash dividends ($0.71 per share)	—	—	(21,747)	—	(21,747)	—	(21,747)	—
Conversion of 2018 Convertible Senior Notes	3,352	118,887	—	—	118,887	—	118,887	—

Balance May 31, 2018	32,191	$438,560	$808,202	$(21,250)	$1,225,512	$128,363	$1,353,875	$31,135

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance February 28, 2018	28,732	$316,073	$783,495	$(4,121)	$1,095,447	$147,586	$1,243,033	$33,046
Net earnings	—	—	32,951	—	32,951	5,199	38,150	(1,911)
Other comprehensive income, net	—	—	—	(17,129)	(17,129)	(22)	(17,151)	—
Noncontrolling interest adjustments	—	—	—	—	—	3,628	3,628	—
Joint venture partner distribution declared	—	—	—	—	—	(28,021)	(28,021)	—
Noncontrolling interest acquired	—	—	—	—	—	(7)	(7)	—
Restricted stock awards (net of cancellations)	107	11,585	—	—	11,585	—	11,585	—
Unamortized restricted stock	—	(14,102)	—	—	(14,102)	—	(14,102)	—
Restricted stock amortization	—	6,117	—	—	6,117	—	6,117	—
Cash dividends ($0.25 per share)	—	—	(8,244)	—	(8,244)	—	(8,244)	—
Conversion of 2018 Convertible Senior Notes	3,352	118,887	—	—	118,887	—	118,887	—

Balance May 31, 2018	32,191	$438,560	$808,202	$(21,250)	$1,225,512	$128,363	$1,353,875	$31,135

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended May 31,
	2019	2018
Cash flows from operating activities
Net earnings	$55,012	$134,905
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	(20,478)	(38,825)
Depreciation and amortization	60,833	55,161
Net gain on disposition of equipment	(37,474)	(39,813)
Accretion of debt discount	3,268	3,109
Stock based compensation expense	10,792	20,311
Goodwill impairment	10,025	—
Noncontrolling interest adjustments	7,322	1,067
Other	1,916	1,345
Decrease (increase) in assets:
Accounts receivable, net	27,926	(24,980)
Inventories	(169,813)	(4,270)
Leased railcars for syndication	(43,796)	(69,994)
Other	(2,525)	30,549
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	30,581	34,898
Deferred revenue	(27,712)	(23,837)

Net cash provided by (used in) operating activities	(94,123)	79,626

Cash flows from investing activities
Proceeds from sales of assets	100,730	129,828
Capital expenditures	(149,945)	(118,656)
Investment in and advances to unconsolidated affiliates	(11,393)	(21,455)
Cash distribution from unconsolidated affiliates	1,986	3,941

Net cash used in investing activities	(58,622)	(6,342)

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	(1,882)	16,013
Proceeds from issuance of notes payable	225,000	13,749
Repayments of notes payable	(179,803)	(19,274)
Debt issuance costs	(2,974)	—
Investment by joint venture partner	—	6,500
Dividends	(25,072)	(21,866)
Cash distribution to joint venture partner	(11,715)	(69,413)
Tax payments for net share settlement of restricted stock	(6,321)	(7,716)

Net cash used in financing activities	(2,767)	(82,007)

Effect of exchange rate changes	(2,866)	(12,462)
Decrease in cash and cash equivalents and restricted cash	(158,378)	(21,185)
Cash and cash equivalents and restricted cash
Beginning of period	539,474	620,358

End of period	$381,096	$599,173

Balance Sheet Reconciliation:
Cash and cash equivalents	$359,625	$589,969
Restricted cash	21,471	9,204

Total cash and cash equivalents and restricted cash as presented above	$381,096	$599,173

Cash paid during the period for
Interest	$11,350	$13,080
Income taxes, net	$45,904	$62,219
Non-cash activity
Transfer from Leased railcars for syndication to Equipment on operating leases, net	$42,802	$5,541
Capital expenditures accrued in Accounts payable and accrued liabilities	$14,455	$1,868
Change in Accounts payable and accrued liabilities associated with dividends declared	$177	$119
Change in Accounts payable and accrued liabilities associated with cash distributions to joint venture partner	$(779)	$29
Conversion of 2018 Senior Convertible Notes	$—	$118,887

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) as of May 31, 2019 and for the three and nine months ended May 31, 2018 and 2019 have been prepared to reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. The results of operations for the three and nine months ended May 31, 2019 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2019.

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

Prospective Accounting Changes – In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (ASU 2016-02). The new guidance supersedes existing guidance on accounting for leases in Topic 840 and is intended to increase the transparency and comparability of accounting for lease transactions. ASU 2016-02 requires most leases to be recognized on the balance sheet by recording a right-of-use asset and a lease liability. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The ASU will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. The standard is effective for fiscal years, and

THE GREENBRIER COMPANIES, INC.

interim periods within those fiscal years, beginning after December 15, 2018 and the Company plans to adopt this standard on September 1, 2019. The new standard must be adopted using a modified retrospective transition and will include a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is finalizing its assessment of the effects of the new standard, including its effects on the Company’s consolidated financial statements.

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

The Company did not repurchase any shares during the three and nine months ended May 31, 2019. As of May 31, 2019, the Company had cumulatively repurchased 3,206,226 shares for approximately $137.0 million since October 2013 and had $100.0 million available under the share repurchase program.

Note 2 – Revenue Recognition

The Company measures revenue at the amounts that reflect the consideration to which it expects to be entitled in exchange for transferring control of goods and services to customers. The Company recognizes revenue either at the point in time or over the period of time that performance obligations to customers are satisfied. Payment terms vary by segment and product type and are generally due within normal commercial terms. The Company’s contracts with customers may include multiple performance obligations (e.g. railcars, maintenance, management services, etc.). For such arrangements, the Company allocates revenues to each performance obligation based on its relative standalone selling price. The Company has disaggregated revenue from contracts with customers into categories which describe the principal activities from which the Company generates its revenues. See Note 15—Segment Information for further disaggregated revenue information.

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

THE GREENBRIER COMPANIES, INC.

Wheels, Repair & Parts

The Company operates a network of wheel, repair and parts shops in North America that provide complete wheelset reconditioning, railcar repair services and parts.

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

The opening and closing balances of the Company’s contract balances are as follows:

(in thousands)	Balance sheet classification	September 1, 2018	May 31, 2019	$ change
Contract assets	Inventories	$7,228	$9,715	$2,487
Contract liabilities [1]	Deferred revenue	$41,250	$36,237	$(5,013)

[1]	Contract liabilities balance includes deferred revenue within the scope of the new revenue standard.

For the three and nine month periods ended May 31, 2019, the Company recognized $2.0 million and $10.6 million of revenue that was included in Contract liabilities as of September 1, 2018.

THE GREENBRIER COMPANIES, INC.

Performance obligations

As of May 31, 2019, the Company has entered into contracts with customers for which revenue has not yet been recognized. The following table outlines estimated revenue related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(in millions)	May 31, 2019
Revenue type [1]:
Manufacturing – Railcar sales	$2,047.3
Manufacturing – Railcars intended for syndication [2]	$669.5
Manufacturing – Marine	$82.5
Services	$130.4

[1]	Unsatisfied performance obligation related to Wheels, Repair & Parts revenue is not material
[2]	Not within the scope of the new revenue standard

Based on current production and delivery schedules and existing contracts, approximately $1.8 billion of the Railcar Sales amount is expected to be recognized through fiscal 2020 while the remaining amount is expected in future periods. The table above excludes estimated revenue to be recognized at the Company’s Brazilian manufacturing operation, as they are accounted for under the equity method.

Revenue amounts reflected in Railcars intended for syndication may be syndicated to third parties or held in the Company’s fleet depending on a variety of factors.

Marine revenue is expected to be recognized from 2019-2021 as vessel construction is completed.

Services includes management and maintenance services of which approximately 54% are expected to be performed from 2019-2024 and the remaining amount ratably through 2037.

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

As the assets received and liabilities assumed from GBW meet the definition of a business, the Company has accounted for this transaction as a business combination. The total net assets acquired were approximately $57.6 million. Additionally, the Company removed the book value of its remaining equity method investment in, and note receivable due from, the joint venture. The accumulated deficit reflected in GBW’s balance sheet as of August 31, 2018 continues to be funded by the joint venture partners. The Company has included this assumed liability within the purchase price allocation in the table below.

For the nine months ended May 31, 2019, the Repair operations contributed by this acquisition generated consolidated revenues of $71.1 million and a loss from operations of $20.3 million, which are reported in the Company’s condensed consolidated financial statements as part of the Wheels, Repair & Parts segment. This loss from operations includes $10.0 million of non-cash impairment loss from goodwill. See Note 6 – Goodwill. The impact of the acquisition was not material to the Company’s results of operations, therefore pro forma financial information has not been included.

THE GREENBRIER COMPANIES, INC.

Minor adjustments were made to the purchase price allocation during the three months ended May 31, 2019. The preliminary allocation of the purchase price, based on the fair value of the net assets acquired was:

(in thousands)
Cash and cash equivalents	$5,000
Accounts receivable, net	12,230
Inventories	18,106
Property, plant and equipment, net	16,748
Intangibles and other assets, net	9,200
Goodwill	10,025

Total assets acquired	71,309
Accounts payable and accrued liabilities	13,679

Total liabilities assumed	13,679

Net assets acquired	$57,630

Certain liabilities in the table above are estimates and the Company will adjust the purchase price allocation as they are settled.

Pending acquisition of ARI’s manufacturing business

On April 17, 2019, the Company entered into an agreement to acquire the manufacturing business of American Railcar Industries in a transaction valued at $400 million, after adjustments for net tax benefits valued at $30 million. The gross purchase price totals $430 million and includes $30 million for capital expenditures on railcar lining operations and other facility improvements. The purchase price also includes the issuance by the Company of a $50 million principal amount senior unsecured convertible promissory note. The purchase price is subject to a working capital and other customary post-closing adjustments. This transaction is subject to certain regulatory approvals and customary closing conditions.

Note 4 – Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead. The following table summarizes the Company’s inventory balance:

(In thousands)	May 31, 2019	August 31, 2018
Manufacturing supplies and raw materials	$367,744	$278,726
Work-in-process	130,573	105,021
Finished goods	99,646	54,181
Excess and obsolete adjustment	(5,864)	(5,614)

	$592,099	$432,314

THE GREENBRIER COMPANIES, INC.

Note 5 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	May 31, 2019	August 31, 2018
Intangible assets subject to amortization:
Customer relationships	$72,625	$72,521
Accumulated amortization	(46,580)	(43,576)
Other intangibles	15,713	16,300
Accumulated amortization	(7,635)	(6,400)

	34,123	38,845
Intangible assets not subject to amortization	4,703	5,115
Prepaid and other assets	23,941	18,935
Nonqualified savings plan investments	27,141	26,299
Revolving notes issuance costs, net	3,464	1,824
Assets held for sale	3,650	3,650

Total Intangible and other assets, net	$97,022	$94,668

Amortization expense for the three and nine months ended May 31, 2019 was $1.3 million and $4.6 million and for the three and nine months ended May 31, 2018 was $1.4 million and $4.2 million. Amortization expense for the years ending August 31, 2019, 2020, 2021, 2022 and 2023 is expected to be $5.8 million, $5.1 million, $5.1 million, $3.7 million and $3.5 million, respectively.

Note 6 – Goodwill

Changes in the carrying value of goodwill are as follows:

(In thousands)	Manufacturing	Wheels, Repair & Parts	Leasing & Services	Total
Balance August 31, 2018	$27,083	$51,128	$—	$78,211
Additions (1)	5,122	2,162	—	7,284
Translation	(1,152)	—	—	(1,152)
Goodwill impairment	—	(10,025)	—	(10,025)

Balance May 31, 2019	$31,053	$43,265	$—	$74,318

(1)	Additions to goodwill relate to the GBW repair shop transaction (Wheels, Repair & Parts) and Rayvag acquisition (Manufacturing).

The inception to date of the Company’s gross goodwill balance, accumulated impairment losses and accumulated other reductions were as follows:

(In thousands)	Goodwill
Gross goodwill balance before accumulated goodwill impairment losses and other reductions	$236,868
Accumulated goodwill impairment losses	(138,234)
Accumulated other reductions	(24,316)

Balance May 31, 2019	$74,318

The Company performs a goodwill impairment test annually during the third quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The provisions of ASC 350, Intangibles—Goodwill and Other, require the performance of an annual impairment test on goodwill and may include both qualitative and quantitative factors to assess the likelihood of an impairment. The Company compares the fair value of each reporting unit with its carrying value. The Company determines the fair

THE GREENBRIER COMPANIES, INC.

value of the reporting unit based on a weighting of income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, the Company estimates the fair value based on observed market multiples for comparable businesses, when appropriate. An impairment loss is recorded to the extent that the reporting unit’s carrying amount exceeds the reporting unit’s fair value. An impairment loss cannot exceed the total amount of goodwill allocated to the reporting unit.

Based on the results of the Company’s annual impairment test, the fair values of its reporting units exceeded their carrying values except for the repair reporting unit. The Company initially recorded the repair goodwill following the GBW repair shop transaction in 2018. As a result of a greater number of shop closures than initially expected, near-term operational challenges and updated estimated future cash flows, a non-cash impairment charge of $10.0 million was recorded during the three months ended May 31, 2019.

Note 7 – Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $692.7 million as of May 31, 2019.

As of May 31, 2019, a $600.0 million revolving line of credit, maturing September 2023, secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.50% or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of May 31, 2019, lines of credit totaling $42.7 million secured by certain of the Company’s European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.1% to WIBOR plus 1.3% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of the European manufacturing operations. The European lines of credit include a $12.5 million facility which is guaranteed by the Company. European credit facilities are continually being renewed. Currently, these European credit facilities have maturities that range from July 2019 through February 2021.

The Company’s Mexican railcar manufacturing joint venture has two lines of credit totaling $50.0 million. The first line of credit provides up to $30.0 million. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw against this facility through March 2024. The second line of credit provides up to $20.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2021.

As of May 31, 2019, outstanding commitments under the senior secured credit facilities consisted of $23.9 million in letters of credit under the North American credit facility and $26.0 million outstanding under the European credit facilities.

As of August 31, 2018, outstanding commitments under the senior secured credit facilities consisted of $72.2 million in letters of credit under the North American credit facility and $27.7 million outstanding under the European credit facilities.

THE GREENBRIER COMPANIES, INC.

Note 8 – Accounts Payable and Accrued Liabilities

(In thousands)	May 31, 2019	August 31, 2018
Trade payables	$256,452	$226,405
Other accrued liabilities	93,905	73,273
Accrued payroll and related liabilities	88,653	105,111
Accrued warranty	23,965	27,395
Income taxes payable	7,645	4,771
Other	2,486	12,902

	$473,106	$449,857

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

Warranty accrual activity:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2019	2018	2019	2018
Balance at beginning of period	$24,994	$26,977	$27,395	$20,737
Charged to cost of revenue, net	1,235	3,183	4,088	10,782
Payments	(2,004)	(1,855)	(6,801)	(3,695)
Currency translation effect	(260)	(1,059)	(717)	(578)

Balance at end of period	$23,965	$27,246	$23,965	$27,246

Note 10 – Notes Payable

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

THE GREENBRIER COMPANIES, INC.

Note 11 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Gain (loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2018	$(431)	$(21,506)	$(1,429)	$(23,366)
Other comprehensive gain (loss) before reclassifications	(5,066)	(7,239)	75	(12,230)
Amounts reclassified from Accumulated other comprehensive loss	1,476	—	—	1,476

Balance, May 31, 2019	$(4,021)	$(28,745)	$(1,354)	$(34,120)

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Income, with presentation location, were as follows:

	Three Months Ended May 31,
(In thousands)	2019	2018	Financial Statement Location
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$249	$71	Revenue and cost of revenue
Interest rate swap contracts	142	39	Interest and foreign exchange

	391	110	Total before tax
	(85)	(51)	Income tax expense

	$306	$59	Net of tax

	Nine Months Ended May 31,
(In thousands)	2019	2018	Financial Statement Location
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$1,506	$(986)	Revenue and cost of revenue
Interest rate swap contracts	438	312	Interest and foreign exchange

	1,944	(674)	Total before tax
	(468)	68	Income tax expense

	$1,476	$(606)	Net of tax

THE GREENBRIER COMPANIES, INC.

Note 12 – Earnings Per Share

The shares used in the computation of basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2019	2018	2019	2018
Weighted average basic common shares outstanding (1)	32,603	32,034	32,623	30,250
Dilutive effect of 2018 Convertible notes (2)	n/a	655	n/a	2,435
Dilutive effect of 2024 Convertible notes (3)	—	—	—	—
Dilutive effect of restricted stock units (4)	580	225	538	89

Weighted average diluted common shares outstanding	33,183	32,914	33,161	32,774

(1)

Restricted stock grants and restricted stock units that are considered participating securities, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position.

(2)

The dilutive effect of the 2018 Convertible notes was included for the three and nine months ended May 31, 2018 as they were considered dilutive under the “if converted” method as further discussed below. The 2018 Convertible notes matured on April 1, 2018.

(3)

The dilutive effect of the 2024 Convertible notes was excluded for the three and nine months ended May 31, 2019 and 2018 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive.

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

	Three Months Ended May 31,			Nine Months Ended May 31,
	2019	2018		2019	2018
Net earnings attributable to Greenbrier	$15,248	$32,951		$35,969	$120,846
Add back:
Interest and debt issuance costs on the 2018 Convertible notes, net of tax	n/a	297		n/a	2,031

Earnings before interest and debt issuance costs on 2018 Convertible Notes	n/a	$33,248		n/a	$122,877

Weighted average diluted common shares outstanding	33,183	32,914		33,161	32,774
Diluted earnings per share	$0.46	$1.01	(1)	$1.08	$3.75	(1)

(1)	Diluted earnings per share was calculated as follows:

Earnings before interest and debt issuance costs (net of tax) on convertible notes

Weighted average diluted common shares outstanding

THE GREENBRIER COMPANIES, INC.

Note 13 – Stock Based Compensation

The value of stock based compensation awards is amortized as compensation expense from the date of grant through the earlier of the vesting period or in some instances the recipient’s eligible retirement date. Stock based compensation expense consists of restricted stock units, restricted stock and phantom stock units awards.

Stock based compensation expense was $3.5 million and $10.8 million for the three and nine months ended May 31, 2019, respectively and $7.7 million and $20.3 million for the three and nine months ended May 31, 2018, respectively. Compensation expense is recorded in Selling and administrative expense and Cost of revenue on the Consolidated Statements of Income.

Note 14 – Derivative Instruments

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

At May 31, 2019 exchange rates, forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros and Pound Sterling; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $81.0 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when there is a loss, or as Accounts receivable, net when there is a gain. As the contracts mature at various dates through March 2021, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At May 31, 2019 exchange rates, approximately $0.1 million would be reclassified to revenue or cost of revenue in the next year.

At May 31, 2019, an interest rate swap agreement maturing in September 2023 had a notional amount of $110.5 million. The fair value of the contract is included on the Consolidated Balance Sheets in Accounts payable and accrued liabilities when there is a loss, or in Accounts receivable, net when there is a gain. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At May 31, 2019 interest rates, approximately $0.6 million would be reclassified to interest expense in the next year.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		May 31, 2019	August 31, 2018		May 31, 2019	August 31, 2018
(In thousands)	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$1,083	$700	Accounts payable and accrued liabilities	$—	$1,211
Interest rate swap contracts	Accounts receivable, net	—	781	Accounts payable and accrued liabilities	5,174	1

		$1,083	$1,481		$5,174	$1,212

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$106	$76	Accounts payable and accrued liabilities	$—	$354
Interest rate swap contracts	Accounts receivable, net	—	—	Accounts payable and accrued liabilities	185	—

		$106	$76		$185	$354

THE GREENBRIER COMPANIES, INC.

The Effect of Derivative Instruments on the Statements of Income

Three Months Ended May 31, 2019

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives three months ended May 31,
		2019	2018
Foreign forward exchange contract	Interest and foreign exchange	$—	$(852)
Interest rate swap contracts	Interest and foreign exchange	—	—

		$—	$(852)

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) three months ended May 31,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income (effective portion) three months ended May 31,		Location of gain (loss) on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (ineffective portion and amount excluded from effectiveness testing) three months ended May 31,
	2019	2018		2019	2018		2019	2018
Foreign forward exchange contracts	$330	$(2,285)	Revenue	$(68)	$(168)	Revenue	$264	$190
Foreign forward exchange contracts	102	(343)	Cost of revenue	(181)	97	Cost of revenue	179	157
Interest rate swap contracts	(2,704)	12	Interest and foreign exchange	(143)	(39)	Interest and foreign exchange	(163)	—

	$(2,272)	$(2,616)		$(392)	$(110)		$280	$347

Nine Months Ended May 31, 2019

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives nine months ended May 31,
		2019	2018
Foreign forward exchange contract	Interest and foreign exchange	$495	$1,081
Interest rate swap contracts	Interest and foreign exchange	—	(1)

		$495	$1,080

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion) nine months ended May 31,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income (effective portion) nine months ended May 31,		Location of gain (loss) on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (ineffective portion and amount excluded from effectiveness testing) nine months ended May 31,
	2019	2018		2019	2018		2019	2018
Foreign forward exchange contracts	$(16)	$(1,063)	Revenue	$(735)	$1,262	Revenue	$1,164	$472
Foreign forward exchange contracts	(293)	(566)	Cost of revenue	(771)	(276)	Cost of revenue	857	353
Interest rate swap contracts	(6,393)	1,485	Interest and foreign exchange	(438)	(312)	Interest and foreign exchange	(185)	—

	$(6,702)	$(144)		$(1,944)	$674		$1,836	$825

THE GREENBRIER COMPANIES, INC.

Note 15 – Segment Information

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

For the three months ended May 31, 2019:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$681,588	$29,201	$710,789	$72,110	$2,000	$74,110
Wheels, Repair & Parts [1]	124,980	11,601	136,581	(8,820)	808	(8,012)
Leasing & Services	49,584	5,848	55,432	15,337	4,913	20,250
Eliminations	—	(46,650)	(46,650)	—	(7,721)	(7,721)
Corporate	—	—	—	(25,438)	—	(25,438)

	$856,152	$—	$856,152	$53,189	$—	$53,189

[1]	A non-cash impairment charge of $10.0 million was recorded during the three months ended May 31, 2019 related to the Company’s repair reporting unit. See Note 6 – Goodwill for additional information.

For the nine months ended May 31, 2019:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,629,396	$82,257	$1,711,653	$122,955	$4,791	$127,746
Wheels, Repair & Parts [1]	358,801	36,440	395,241	(2,750)	262	(2,488)
Leasing & Services	131,149	14,758	145,907	53,880	12,466	66,346
Eliminations	—	(133,455)	(133,455)	—	(17,519)	(17,519)
Corporate	—	—	—	(66,388)	—	(66,388)

	$2,119,346	$—	$2,119,346	$107,697	$—	$107,697

[1]	A non-cash impairment charge of $10.0 million was recorded during the nine months ended May 31, 2019 related to the Company’s repair reporting unit. See Note 6 – Goodwill for additional information.

THE GREENBRIER COMPANIES, INC.

For the three months ended May 31, 2018:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$510,099	$53,501	$563,600	$62,435	$6,215	$68,650
Wheels, Repair & Parts	94,515	10,879	105,394	5,546	686	6,232
Leasing & Services	36,773	3,886	40,659	26,704	3,380	30,084
Eliminations	—	(68,266)	(68,266)	—	(10,281)	(10,281)
Corporate	—	—	—	(23,146)	—	(23,146)

	$641,387	$—	$641,387	$71,539	$—	$71,539

For the nine months ended May 31, 2018:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,473,411	$84,253	$1,557,664	$178,589	$13,816	$192,405
Wheels, Repair & Parts	261,236	27,563	288,799	13,083	2,214	15,297
Leasing & Services	95,611	9,855	105,466	71,008	8,546	79,554
Eliminations	—	(121,671)	(121,671)	—	(24,576)	(24,576)
Corporate	—	—	—	(68,829)	—	(68,829)

	$1,830,258	$—	$1,830,258	$193,851	$—	$193,851

	Total assets
(In thousands)	May 31, 2019	August 31, 2018
Manufacturing	$1,143,718	$1,020,757
Wheels, Repair & Parts	307,630	306,756
Leasing & Services	650,483	578,818
Unallocated	411,357	559,133

	$2,513,188	$2,465,464

Reconciliation of Earnings from operations to Earnings before income tax and loss from unconsolidated affiliates:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2019	2018	2019	2018
Earnings from operations	$53,189	$71,539	$107,697	$193,851
Interest and foreign exchange	9,770	6,533	23,411	20,582

Earnings before income tax and loss from unconsolidated affiliates	$43,419	$65,006	$84,286	$173,269

Note 16 – Income Taxes

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

The Tax Act also made other significant changes to U.S. federal income tax laws, including a global intangible low-taxed income tax (GILTI) and a base erosion anti-abuse tax (BEAT) which became effective for the Company beginning on September 1, 2018. Though the impact of GILTI and BEAT during the nine months ended May 31, 2019 was not material, those taxes were included in the projected effective tax rate for the current year.

THE GREENBRIER COMPANIES, INC.

Note 17 – Commitments and Contingencies

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

The EPA’s January 6, 2017 ROD identifies a clean-up remedy that the EPA estimates will take 13 years of active remediation, followed by 30 years of monitoring with an estimated undiscounted cost of $1.7 billion. The EPA typically expects its cost estimates to be accurate within a range of -30% to +50%, but this ROD states that changes in costs are likely to occur as a result of new data it wants to collect over a 2-year period prior to final remedy design. The ROD identifies 13 Sediment Decision Units. One of the units, RM9W, includes the nearshore area of the river sediments offshore of the Company’s Portland, Oregon manufacturing facility as well as upstream and downstream of the facility. It also includes a portion of the Company’s riverbank. The ROD does not break down total remediation costs by Sediment Decision Unit. The EPA’s ROD concluded that more data was needed to better define clean-up scope and cost. On December 8, 2017, the EPA announced that Portland Harbor is one of 21 Superfund sites targeted for greater attention. On December 19, 2017, the EPA announced that it had entered a new AOC with a group of four potentially responsible parties to conduct additional sampling during 2018 and 2019 to provide more certainty about clean-up costs and aid the mediation process to allocate those costs. The parties to the mediation, including the Company, have agreed to help fund the additional sampling. The EPA has also requested that potentially responsible parties enter AOCs during 2019 agreeing to conduct remedial design studies.

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

THE GREENBRIER COMPANIES, INC.

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

On January 30, 2017 the Confederated Tribes and Bands of Yakama Nation sued 33 parties including the Company as well as the United States and the State of Oregon for costs it incurred in assessing alleged natural resource damages to the Columbia River from contaminants deposited in Portland Harbor. Confederated Tribes and Bands of the Yakama Nation v. Air Liquide America Corp., et al., United States Court for the District of Oregon Case No. 3i17-CV-00164-SB. The complaint does not specify the amount of damages the plaintiff will seek. The case has been stayed until January 16, 2020.

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

As of May 31, 2019, the Company had outstanding letters of credit aggregating to $23.9 million associated with performance guarantees, facility leases and workers compensation insurance.

As of May 31, 2019, the Company had a $10.0 million note receivable from Amsted-Maxion Cruzeiro, its unconsolidated Brazilian castings and components manufacturer and a $19.2 million note receivable balance from Greenbrier-Maxion, its unconsolidated Brazilian railcar manufacturer. These note receivables are included on the Consolidated Balance Sheet in Accounts receivable, net. In the future, the Company may make loans to or provide guarantees for Amsted-Maxion Cruzeiro or Greenbrier-Maxion.

THE GREENBRIER COMPANIES, INC.

Note 18 – Fair Value Measures

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

Level 1 -	observable inputs such as unadjusted quoted prices in active markets for identical instruments;

Level 2 -	inputs, other than the quoted market prices in active markets for similar instruments, which are observable, either directly or indirectly; and

Level 3 -	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of May 31, 2019 were:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$1,189	$—	$1,189	$—
Nonqualified savings plan investments	27,141	27,141	—	—
Cash equivalents	82,756	82,756	—	—

	$111,086	$109,897	$1,189	$—

Liabilities:
Derivative financial instruments	$5,359	$—	$5,359	$—

(1)	Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 14—Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2018 were:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$1,557	$—	$1,557	$—
Nonqualified savings plan investments	26,299	26,299	—	—
Cash equivalents	126,430	126,430	—	—

	$154,286	$152,729	$1,557	$—

Liabilities:
Derivative financial instruments	$1,566	$—	$1,566	$—

THE GREENBRIER COMPANIES, INC.

Note 19 – Related Party Transactions

In June 2017, the Company purchased a 40% interest in the common equity of an entity that buys and sells railcar assets that are leased to third parties. The railcars sold to this leasing warehouse are principally built by Greenbrier. The Company accounts for this leasing warehouse investment under the equity method of accounting. As of May 31, 2019, the carrying amount of the investment was $5.8 million which is classified in Investment in unconsolidated affiliates in the Consolidated Balance Sheet. Upon sale of railcars to this entity from Greenbrier, 60% of the related revenue and margin is recognized and 40% is deferred until the railcars are ultimately sold by the entity. During the nine months ended May 31, 2019, the Company recognized $18 million in revenue associated with railcars sold into the leasing warehouse and an additional $6 million associated with railcars sold out of the leasing warehouse. The Company also provides administrative and remarketing services to this entity and earns management fees for these services which were immaterial for the nine months ended May 31, 2019.

As of May 31, 2019, the Company had a $10.0 million note receivable from Amsted-Maxion Cruzeiro, its unconsolidated Brazilian castings and components manufacturer and a $19.2 million note receivable balance from Greenbrier-Maxion, its unconsolidated Brazilian railcar manufacturer. These note receivables are included on the Consolidated Balance Sheet in Accounts receivable, net.

Note 20 – Subsequent Event

On June 3, 2019, the Company amended its $600.0 million revolving line of credit (Amended Credit Facility). The Amended Credit Facility permits Greenbrier to borrow up to $300.0 million (the Term Loan) to pay a portion of the purchase price under Greenbrier’s previously-disclosed asset purchase agreement with American Railcar Industries, which closing remains subject to conditions. The Term Loan will bear the same variable rate of interest as other borrowings under the Amended Credit Facility (which interest rate provisions remain unchanged) and Greenbrier must repay the Term Loan in quarterly installments equal to 1.25% of the original principal amount of the Term Loan commencing with the first full fiscal quarter following the closing of the transaction. The Amended Credit Facility continues to allow Greenbrier to borrow up to $600.0 million based on availability. The Amended Credit Facility (including the Term Loan) matures on June 3, 2024, unless Greenbrier’s currently outstanding 2.875% convertible senior notes remain outstanding as of November 1, 2023, in which case the Amended Credit Facility matures on November 1, 2023.

THE GREENBRIER COMPANIES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in three reportable segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. Our segments are operationally integrated. The Manufacturing segment, which currently operates from facilities in the U.S., Mexico, Poland, Romania and Turkey, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Wheels, Repair & Parts segment performs wheel and axle servicing; railcar repair, refurbishment and maintenance; as well as production of a variety of parts for the railroad industry in North America. The Leasing & Services segment owns approximately 8,900 railcars and provides management services for approximately 374,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America as of May 31, 2019. Through unconsolidated affiliates we produce railcars in Brazil, rail and industrial castings, tank heads and other components and we have an ownership stake in a lease financing warehouse.

Our total manufacturing backlog of railcar units as of May 31, 2019 was approximately 26,100 units with an estimated value of $2.74 billion. Approximately 1% of backlog units and estimated value as of May 31, 2019 was associated with our Brazilian manufacturing operations which is accounted for under the equity method. Backlog units for lease may be syndicated to third parties or held in our own fleet depending on a variety of factors. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix and pricing will be determined in the future, which may impact the dollar amount of backlog. Marine backlog as of May 31, 2019 was $82 million.

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

On April 17, 2019, we entered into an agreement to acquire the manufacturing business of American Railcar Industries in a transaction valued at $400 million, after adjustments for net tax benefits valued at $30 million. The gross purchase price totals $430 million and includes $30 million for capital expenditures on railcar lining operations and other facility improvements. The purchase price also includes the issuance by our company of a $50 million principal amount senior unsecured convertible promissory note. The purchase price is subject to a working capital and other customary post-closing adjustments. This transaction is subject to certain regulatory approvals and customary closing conditions.

THE GREENBRIER COMPANIES, INC.

Three Months Ended May 31, 2019 Compared to Three Months Ended May 31, 2018

Overview

Revenue, cost of revenue, margin and operating profit presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three Months Ended May 31,
(In thousands)	2019	2018
Revenue:
Manufacturing	$681,588	$510,099
Wheels, Repair & Parts	124,980	94,515
Leasing & Services	49,584	36,773

	856,152	641,387
Cost of revenue:
Manufacturing	590,788	427,875
Wheels, Repair & Parts	119,821	85,850
Leasing & Services	38,971	19,155

	749,580	532,880
Margin:
Manufacturing	90,800	82,224
Wheels, Repair & Parts	5,159	8,665
Leasing & Services	10,613	17,618

	106,572	108,507
Selling and administrative	54,377	51,793
Net gain on disposition of equipment	(11,019)	(14,825)
Goodwill impairment	10,025	—

Earnings from operations	53,189	71,539
Interest and foreign exchange	9,770	6,533

Earnings before income taxes and loss from unconsolidated affiliates	43,419	65,006
Income tax expense	(13,008)	(15,944)

Earnings before loss from unconsolidated affiliates	30,411	49,062
Loss from unconsolidated affiliates	(4,564)	(12,823)

Net earnings	25,847	36,239
Net earnings attributable to noncontrolling interest	(10,599)	(3,288)

Net earnings attributable to Greenbrier	$15,248	$32,951

Diluted earnings per common share	$0.46	$1.01

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Three Months Ended May 31,
(In thousands)	2019	2018
Operating profit (loss):
Manufacturing	$72,110	$62,435
Wheels, Repair & Parts	(8,820)	5,546
Leasing & Services	15,337	26,704
Corporate	(25,438)	(23,146)

	$53,189	$71,539

THE GREENBRIER COMPANIES, INC.

Consolidated Results

	Three Months Ended May 31,		Increase	%
(In thousands)	2019	2018	(Decrease)	Change
Revenue	$856,152	$641,387	$214,765	33.5%
Cost of revenue	$749,580	$532,880	$216,700	40.7%
Margin (%)	12.4%	16.9%	(4.5%)	*
Net earnings attributable to Greenbrier	$15,248	$32,951	$(17,703)	(53.7%)

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 33.5% increase in revenue for the three months ended May 31, 2019 as compared to the three months ended May 31, 2018 was primarily due to a 33.6% increase in Manufacturing revenue primarily attributed to a 27.5% increase in the volume of railcar deliveries and a change in product mix. The increase in revenue was also due to a 32.2% increase in Wheels, Repair & Parts revenue primarily due to the current quarter including $23.4 million in revenue associated with the repair shops returned to us after discontinuing the GBW joint venture in August 2018.

The 40.7% increase in cost of revenue for the three months ended May 31, 2019 as compared to the three months ended May 31, 2018 was primarily due to a 38.1% increase in Manufacturing cost of revenue primarily attributed to a 27.5% increase in the volume of railcar deliveries and a change in product mix. The increase in cost of revenue was also due to a 39.6% increase in Wheels, Repair & Parts cost of revenue primarily due to the current quarter including $26.3 million in cost of revenue associated with the repair shops returned to us after discontinuing the GBW joint venture in August 2018.

Margin as a percentage of revenue was 12.4% and 16.9% for the three months ended May 31, 2019 and 2018, respectively. The overall margin as a percentage of revenue was negatively impacted by a decrease in Manufacturing margin to 13.3% from 16.1% primarily attributed to a change in product mix and operating inefficiencies at some of our manufacturing facilities. The decrease in margin percentage was also due to a decrease in Leasing & Services margin to 21.4% from 47.9% as the three months ended May 31, 2019 was negatively impacted by higher sales of railcars that we purchased from third parties which have lower margin percentages. The decrease in margin percentage was also due to a decrease in Wheels, Repair & Parts margin to 4.1% from 9.2% primarily attributed to inefficiencies at our repair operations, a decrease in scrap metal pricing, a less favorable parts product mix and $0.9 million in costs associated with closing sites in our repair network.

Net earnings attributable to Greenbrier is impacted by our operating activities and noncontrolling interest associated with our 50/50 joint venture at one of our Mexican railcar manufacturing facilities and our 75% interest in Greenbrier-Astra Rail, both of which we consolidate for financial reporting purposes. The $17.7 million decrease in net earnings for the three months ended May 31, 2019 as compared to the three months ended May 31, 2018 was primarily attributable to a $10.0 million goodwill impairment charge recognized in the current quarter for which there was no tax benefit. The decrease in net earnings attributable to Greenbrier was also due to an increase in Net earnings attributable to noncontrolling interest, which is deducted from net earnings. Net earnings attributable to noncontrolling interest represents our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

	Three Months Ended May 31,		Increase	%
(In thousands)	2019	2018	(Decrease)	Change
Revenue	$681,588	$510,099	$171,489	33.6%
Cost of revenue	$590,788	$427,875	$162,913	38.1%
Margin (%)	13.3%	16.1%	(2.8%)	*
Operating profit ($)	$72,110	$62,435	$9,675	15.5%
Operating profit (%)	10.6%	12.2%	(1.6%)	*
Deliveries	6,500	5,100	1,400	27.5%

*	Not meaningful

Manufacturing revenue increased $171.5 million or 33.6% for the three months ended May 31, 2019 compared to the three months ended May 31, 2018. The increase in revenue was primarily attributed to a 27.5% increase in the volume of railcar deliveries and a change in product mix.

Manufacturing cost of revenue increased $162.9 million or 38.1% for the three months ended May 31, 2019 compared to the three months ended May 31, 2018. The increase in cost of revenue was primarily attributed to a 27.5% increase in the volume of railcar deliveries and a change in product mix.

Manufacturing margin as a percentage of revenue decreased 2.8% for the three months ended May 31, 2019 compared to the three months ended May 31, 2018. The decrease was primarily attributed to a change in product mix and operating inefficiencies at some of our manufacturing facilities.

Manufacturing operating profit increased $9.7 million or 15.5% for the three months ended May 31, 2019 compared to the three months ended May 31, 2018. The increase was primarily attributed to an increase in the volume of railcar deliveries partially offset by a lower margin percentage from a change in product mix and operating inefficiencies at some of our manufacturing facilities.

THE GREENBRIER COMPANIES, INC.

Wheels, Repair & Parts Segment

	Three Months Ended May 31,		Increase	%
(In thousands)	2019	2018	(Decrease)	Change
Revenue	$124,980	$94,515	$30,465	32.2%
Cost of revenue	$119,821	$85,850	$33,971	39.6%
Margin (%)	4.1%	9.2%	(5.1%)		*
Operating profit ($)	$(8,820)	$5,546	$(14,366)		*
Operating profit (%)	(7.1%)	5.9%	(13.0%)		*

*	Not meaningful

On August 20, 2018, 12 repair shops were returned to us as a result of discontinuing our GBW railcar repair joint venture. Beginning on August 20, 2018, the results of operations from these repair shops were included in the Wheels, Repair & Parts segment as they are now consolidated for financial reporting purposes. The addition of these repair shops contributed to the increase in Wheels, Repair & Parts revenue and cost of revenue during the three months ended May 31, 2019 compared to the prior year.

Wheels, Repair & Parts revenue increased $30.5 million or 32.2% for the three months ended May 31, 2019 compared to the three months ended May 31, 2018. The increase was primarily due to the current quarter including $23.4 million in revenue associated with the repair shops returned to us after discontinuing the GBW joint venture in August 2018. The increase was also due to higher wheel set and component volumes and higher parts revenue.

Wheels, Repair & Parts cost of revenue increased $34.0 million or 39.6% for the three months ended May 31, 2019 compared to the three months ended May 31, 2018. The increase was primarily due to the current quarter including $26.3 million in costs associated with the repair shops returned to us after discontinuing the GBW joint venture in August 2018. The increase was also due to higher costs associated with an increase in wheel set and component volumes, higher parts volumes and $0.9 million in costs associated with closing sites in our repair network.

Wheels, Repair & Parts margin as a percentage of revenue decreased 5.1% for the three months ended May 31, 2019 compared to the three months ended May 31, 2018. The decrease was primarily attributed to inefficiencies at our repair operations, a decrease in scrap metal pricing, a less favorable parts product mix and $0.9 million in costs associated with closing sites in our repair network

Wheels, Repair & Parts operating profit decreased $14.4 million for the three months ended May 31, 2019 compared to the three months ended May 31, 2018. The decrease was primarily attributed to a $10.0 million goodwill impairment charge recognized in the current quarter due to challenges at our repair operations and $0.9 million in costs associated with closing sites in our repair network.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

	Three Months Ended May 31,		Increase	%
(In thousands)	2019	2018	(Decrease)	Change
Revenue	$49,584	$36,773	$12,811	34.8%
Cost of revenue	$38,971	$19,155	$19,816	103.5%
Margin (%)	21.4%	47.9%	(26.5%)	*
Operating profit ($)	$15,337	$26,704	$(11,367)	(42.6%)
Operating profit (%)	30.9%	72.6%	(41.7%)	*

*	Not meaningful

The Leasing & Services segment generates revenue from leasing railcars from its lease fleet, providing various management services, interim rent on leased railcars for syndication, and the sale of railcars purchased from third parties with the intent to resell them. The gross proceeds from the sale of these railcars are recorded in revenue and the cost of purchasing these railcars are recorded in cost of revenue.

Leasing & Services revenue increased $12.8 million or 34.8% for the three months ended May 31, 2019 compared to the three months ended May 31, 2018. The increase was primarily attributed to an increase in the sale of railcars which we had purchased from third parties with the intent to resell them. This was partially offset by lower average volume of rent-producing leased railcars for syndication.

Leasing & Services cost of revenue increased $19.8 million or 103.5% for the three months ended May 31, 2019 compared to the three months ended May 31, 2018. The increase was primarily due to an increase in the volume of railcars sold that we purchased from third parties and higher transportation costs.

Leasing & Services margin as a percentage of revenue decreased 26.5% for the three months ended May 31, 2019 compared to the three months ended May 31, 2018. Margin for the three months ended May 31, 2019 was negatively impacted from higher sales of railcars that we purchased from third parties which have lower margin percentages. The decrease in margin was also due to higher transportation costs.

Leasing & Services operating profit decreased $11.4 million or 42.6% for the three months ended May 31, 2019 compared to the three months ended May 31, 2018. The decrease was attributed to a $7.0 million decrease in margin primarily due to higher transportation costs and a lower average volume of rent-producing leased railcars for syndication. The decrease was also attributed to a $3.7 million decrease in net gain on disposition of equipment.

The percentage of owned units on lease was 97.3% at May 31, 2019 compared to 90.4% at May 31, 2018.

THE GREENBRIER COMPANIES, INC.

Selling and Administrative Expense

	Three Months Ended May 31,		Increase	%
(In thousands)	2019	2018	(Decrease)	Change
Selling and administrative expense	$54,377	$51,793	$2,584	5.0%

Selling and administrative expense was $54.4 million or 6.4% of revenue for the three months ended May 31, 2019 compared to $51.8 million or 8.1% of revenue for the prior comparable period. The $2.6 million increase was primarily attributed to $5.8 million in costs associated with the previously announced agreement to acquire the manufacturing business of American Railcar Industries. This was partially offset by a $3.3 million decrease in employee costs primarily related to a decrease in incentive compensation.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $11.0 million for the three months ended May 31, 2019 compared to $14.8 million for the prior comparable period. Net gain on disposition of equipment primarily includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity; and disposition of property, plant and equipment.

Goodwill Impairment

Based on the results of our annual impairment test, a non-cash impairment charge of $10.0 million was recorded during the three months ended May 31, 2019 related to our repair reporting unit.

Other Costs

Interest and foreign exchange expense was composed of the following:

	Three Months Ended May 31,		Increase
(In thousands)	2019	2018	(Decrease)
Interest and foreign exchange:
Interest and other expense	$8,243	$7,392	$851
Foreign exchange (gain) loss	1,527	(859)	2,386

	$9,770	$6,533	$3,237

The $3.2 million increase in interest and foreign exchange expense from the prior comparable period was primarily attributed to a $1.5 million foreign exchange loss for the three months ended May 31, 2019 compared to a $0.9 million foreign exchange gain in the prior comparable period. The change in foreign exchange (gain) loss was primarily attributed to the change in the Brazilian Real relative to the U.S. Dollar.

THE GREENBRIER COMPANIES, INC.

Income Tax

The effective tax rate for the three months ended May 31, 2019 was 30.0% compared to a 24.5% rate for the three months ended May 31, 2018. The increase in the effective rate is primarily as a result of the impairment of goodwill recorded in the current quarter for which there was no tax benefit. Excluding the impact of the goodwill impairment charge, the effective tax rate was 24.3% which was consistent with the prior year.

The effective tax rate can fluctuate year-to-year due to changes in the mix of foreign and domestic pre-tax earnings. It can also fluctuate with changes in the proportion of pre-tax earnings attributable to our Mexican railcar manufacturing joint venture. The joint venture is treated as a partnership for tax purposes and, as a result, the partnership’s entire pre-tax earnings are included in Earnings before income taxes and earnings from unconsolidated affiliates, whereas only our 50% share of the tax is included in Income tax expense.

Loss From Unconsolidated Affiliates

Loss from unconsolidated affiliates primarily included our share of after-tax results from our Brazil operations which include a castings joint venture and a railcar manufacturing joint venture, our lease financing warehouse investment, our North American castings joint venture and our tank head joint venture. In addition, for the three months ended May 31, 2018, loss from unconsolidated affiliates also included our share of after-tax results from the GBW joint venture.

Loss from unconsolidated affiliates was $4.6 million for the three months ended May 31, 2019 compared to $12.8 million for the three months ended May 31, 2018. The $8.2 million decrease in loss from unconsolidated affiliates was primarily attributed to the prior year including a non-cash goodwill impairment that GBW recognized during the three months ended May 31, 2018.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $10.6 million for the three months ended May 31, 2019 compared to $3.3 million in the prior comparable period, which primarily represents our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

THE GREENBRIER COMPANIES, INC.

Nine Months Ended May 31, 2019 Compared to Nine Months Ended May 31, 2018

Overview

Revenue, cost of revenue, margin and operating profit presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Nine Months Ended May 31,
(In thousands)	2019	2018
Revenue:
Manufacturing	$1,629,396	$1,473,411
Wheels, Repair & Parts	358,801	261,236
Leasing & Services	131,149	95,611

	2,119,346	1,830,258
Cost of revenue:
Manufacturing	1,451,589	1,237,890
Wheels, Repair & Parts	339,254	239,064
Leasing & Services	95,554	50,136

	1,886,397	1,527,090
Margin:
Manufacturing	177,807	235,521
Wheels, Repair & Parts	19,547	22,172
Leasing & Services	35,595	45,475

	232,949	303,168
Selling and administrative	152,701	149,130
Net gain on disposition of equipment	(37,474)	(39,813)
Goodwill impairment	10,025	—

Earnings from operations	107,697	193,851
Interest and foreign exchange	23,411	20,582

Earnings before income taxes and loss from unconsolidated affiliates	84,286	173,269
Income tax expense	(24,391)	(22,778)

Earnings before loss from unconsolidated affiliates	59,895	150,491
Loss from unconsolidated affiliates	(4,883)	(15,586)

Net earnings	55,012	134,905
Net earnings attributable to noncontrolling interest	(19,043)	(14,059)

Net earnings attributable to Greenbrier	$35,969	$120,846

Diluted earnings per common share	$1.08	$3.75

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Nine Months Ended May 31,
(In thousands)	2019	2018
Operating profit (loss):
Manufacturing	$122,955	$178,589
Wheels, Repair & Parts	(2,750)	13,083
Leasing & Services	53,880	71,008
Corporate	(66,388)	(68,829)

	$107,697	$193,851

THE GREENBRIER COMPANIES, INC.

Consolidated Results

	Nine Months Ended May 31,		Increase	%
(In thousands)	2019	2018	(Decrease)	Change
Revenue	$2,119,346	$1,830,258	$289,088	15.8%
Cost of revenue	$1,886,397	$1,527,090	$359,307	23.5%
Margin (%)	11.0%	16.6%	(5.6%)	*
Net earnings attributable to Greenbrier	$35,969	$120,846	$(84,877)	(70.2%)

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 15.8% increase in revenue for the nine months ended May 31, 2019 as compared to the nine months ended May 31, 2018 was primarily due to a 13.4% increase in the volume of railcar deliveries partially offset by a change in product mix. The increase in revenue was also due to a 37.3% increase in Wheels, Repair & Parts revenue primarily due to the current period including $71.1 million in revenue associated with the repair shops returned to us after discontinuing the GBW joint venture in August 2018. The increase in revenue was also primarily due to a 37.2% increase in Leasing & Services revenue primarily attributed to an increase in the sale of railcars which we had purchased from third parties with the intent to resell them.

The 23.5% increase in cost of revenue for the nine months ended May 31, 2019 as compared to the nine months ended May 31, 2018 was primarily due to a 17.3% increase in Manufacturing cost of revenue primarily attributed to a 13.4% increase in the volume of railcar deliveries, operating inefficiencies at some of our manufacturing facilities and railcar contract loss accruals of $6.5 million on certain contracts. The increase in revenue was also due to a 41.9% increase in Wheels, Repair & Parts cost of revenue primarily due to the current quarter including $77.8 million in cost of revenue associated with the repair shops returned to us after discontinuing the GBW joint venture in August 2018. The increase in revenue was also due to a 90.6% increase in Leasing & Services cost of revenue primarily due to an increase in the volume of railcars sold that we purchased from third parties and higher transportation costs.

Margin as a percentage of revenue was 11.0% and 16.6% for the nine months ended May 31, 2019 and 2018, respectively. The overall margin as a percentage of revenue was negatively impacted by a decrease in Manufacturing margin to 10.9% from 16.0% primarily attributed to a change in product mix, operating inefficiencies at some of our manufacturing facilities and railcar contract loss accruals on certain contracts. The decrease was also due to a decrease in Leasing & Services margin to 27.1% from 47.6%. Leasing & Services margin for the nine months ended May 31, 2018 benefited from fewer sales of railcars that we purchased from third parties which have lower margin percentages.

The $84.9 million decrease in net earnings for the nine months ended May 31, 2019 as compared to the nine months ended May 31, 2018 was primarily attributable to a decrease in margin from a change in Manufacturing product mix, operating inefficiencies at some of our manufacturing facilities and railcar contract loss accruals on certain contracts. The decrease in net earnings was also due to a $10.0 million goodwill impairment charge recognized in the current year for which there was no tax benefit.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

	Nine Months Ended May 31,		Increase	%
(In thousands)	2019	2018	(Decrease)	Change
Revenue	$1,629,396	$1,473,411	$155,985	10.6%
Cost of revenue	$1,451,589	$1,237,890	$213,699	17.3%
Margin (%)	10.9%	16.0%	(5.1%)	*
Operating profit ($)	$122,955	$178,589	$(55,634)	(31.2%)
Operating profit (%)	7.5%	12.1%	(4.6%)	*
Deliveries	15,200	13,400	1,800	13.4%

*	Not meaningful

Manufacturing revenue increased $156.0 million or 10.6% for the nine months ended May 31, 2019 compared to the nine months ended May 31, 2018. The increase in revenue was primarily attributed to a 13.4% increase in the volume of railcar deliveries partially offset by a change in product mix.

Manufacturing cost of revenue increased $213.7 million or 17.3% for the nine months ended May 31, 2019 compared to the nine months ended May 31, 2018. The increase in cost of revenue was primarily attributed to a 13.4% increase in the volume of railcar deliveries, operating inefficiencies at some of our manufacturing facilities and railcar contract loss accruals of $6.5 million on certain contracts. Operating inefficiencies include poor manufacturing execution at some of our manufacturing facilities and supplier delivery failures at our European operations.

Manufacturing margin as a percentage of revenue decreased 5.1% for the nine months ended May 31, 2019 compared to the nine months ended May 31, 2018. The decrease was primarily attributed to a change in product mix, operating inefficiencies at some of our manufacturing facilities and railcar contract loss accruals of $6.5 million on certain contracts. Operating inefficiencies include poor manufacturing execution at some of our manufacturing facilities and supplier delivery failures at our European operations. Management is actively addressing these performance issues and expects gross margins to improve.

Manufacturing operating profit decreased $55.6 million or 31.2% for the nine months ended May 31, 2019 compared to the nine months ended May 31, 2018. The decrease was primarily attributed to a lower margin percentage from a change in product mix, operating inefficiencies at some of our manufacturing facilities and railcar contract loss accruals of $6.5 million on certain contracts. Operating inefficiencies include poor manufacturing execution at some of our manufacturing facilities and supplier delivery failures at our European operations. These were partially offset by an increase in net gain on disposition of equipment from insurance proceeds received for business interruption and assets destroyed in a fire at a manufacturing facility in 2016.

THE GREENBRIER COMPANIES, INC.

Wheels, Repair & Parts Segment

	Nine Months Ended May 31,		Increase	%
(In thousands)	2019	2018	(Decrease)	Change
Revenue	$358,801	$261,236	$97,565	37.3%
Cost of revenue	$339,254	$239,064	$100,190	41.9%
Margin (%)	5.4%	8.5%	(3.1%)		*
Operating profit ($)	$(2,750)	$13,083	$(15,833)		*
Operating profit (%)	(0.8%)	5.0%	(5.8%)		*

*	Not meaningful

On August 20, 2018, 12 repair shops were returned to us as a result of discontinuing our GBW railcar repair joint venture. Beginning on August 20, 2018, the results of operations from these repair shops were included in the Wheels, Repair & Parts segment as they are now consolidated for financial reporting purposes. The addition of these repair shops contributed to the increase in Wheels, Repair & Parts revenue and cost of revenue during the nine months ended May 31, 2019 compared to the prior year.

Wheels, Repair & Parts revenue increased $97.6 million or 37.3% for the nine months ended May 31, 2019 compared to the nine months ended May 31, 2018. The increase was primarily due to the current year including $71.1 million in revenue associated with the repair shops returned to us after discontinuing the GBW joint venture in August 2018. The increase was also due to higher parts revenue, higher wheel set and component volumes and an increase in scrap metal volume.

Wheels, Repair & Parts cost of revenue increased $100.2 million or 41.9% for the nine months ended May 31, 2019 compared to the nine months ended May 31, 2018. The increase was primarily due to the current year including $77.8 million in costs associated with the repair shops returned to us after discontinuing the GBW joint venture in August 2018. The increase was also due to higher costs associated with increased parts volumes, higher wheel set and component volumes and $2.0 million in costs associated with closing sites in our repair network.

Wheels, Repair & Parts margin as a percentage of revenue decreased 3.1% for the nine months ended May 31, 2019 compared to the nine months ended May 31, 2018. The decrease was primarily attributed to inefficiencies at our repair operations and $2.0 million in costs associated with closing sites in our repair network. This was partially offset by a favorable parts product mix.

Wheels, Repair & Parts operating profit decreased $15.8 million for the nine months ended May 31, 2019 compared to the nine months ended May 31, 2018. The decrease was primarily attributed to a $10.0 million goodwill impairment charge recognized in the current quarter due to challenges at our repair operations and $2.0 million in costs associated with closing sites in our repair network. This was partially offset by higher parts revenue and a more favorable parts product mix.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

	Nine Months Ended May 31,		Increase	%
(In thousands)	2019	2018	(Decrease)	Change
Revenue	$131,149	$95,611	$35,538	37.2%
Cost of revenue	$95,554	$50,136	$45,418	90.6%
Margin (%)	27.1%	47.6%	(20.5%)	*
Operating profit ($)	$53,880	$71,008	$(17,128)	(24.1%)
Operating profit (%)	41.1%	74.3%	(33.2%)	*

*	Not meaningful

The Leasing & Services segment generates revenue from leasing railcars from its lease fleet, providing various management services, interim rent on leased railcars for syndication, and the sale of railcars purchased from third parties with the intent to resell them. The gross proceeds from the sale of these railcars are recorded in revenue and the cost of purchasing these railcars are recorded in cost of revenue.

Leasing & Services revenue increased $35.5 million or 37.2% for the nine months ended May 31, 2019 compared to the nine months ended May 31, 2018. The increase was primarily attributed to an increase in the sale of railcars which we had purchased from third parties with the intent to resell them. This was partially offset by lower average volume of rent-producing leased railcars for syndication.

Leasing & Services cost of revenue increased $45.4 million or 90.6% for the nine months ended May 31, 2019 compared to the nine months ended May 31, 2018. The increase was primarily due to an increase in the volume of railcars sold that we purchased from third parties and higher transportation costs.

Leasing & Services margin as a percentage of revenue decreased 20.5% for the nine months ended May 31, 2019 compared to the nine months ended May 31, 2018. Margin for the nine months ended May 31, 2019 was negatively impacted from higher sales of railcars that we purchased from third parties which have lower margin percentages. The decrease in margin was also due to higher transportation costs.

Leasing & Services operating profit decreased $17.1 million or 24.1% for the nine months ended May 31, 2019 compared to the nine months ended May 31, 2018. The decrease was attributed to a $9.9 million decrease in margin primarily due to higher transportation costs and a lower average volume of rent-producing leased railcars for syndication. The decrease was also attributed to a $6.0 million decrease in net gain on disposition of equipment.

THE GREENBRIER COMPANIES, INC.

Selling and Administrative Expense

	Nine Months Ended May 31,		Increase	%
(In thousands)	2019	2018	(Decrease)	Change
Selling and administrative expense	$152,701	$149,130	$3,571	2.4%

Selling and administrative expense was $152.7 million or 7.2% of revenue for the nine months ended May 31, 2019 compared to $149.1 million or 8.1% of revenue for the prior comparable period. The $3.6 million increase was primarily attributed to $5.8 million in costs associated with the previously announced agreement to acquire the manufacturing business of American Railcar Industries. The increase was also attributed to a $3.4 million increase from the addition of the selling and administrative costs from the repair shops returned to us after discontinuing the GBW joint venture. These increases in selling and administrative costs were partially offset by a $5.7 million decrease in employee costs primarily related to a decrease in incentive compensation.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $37.5 million for the nine months ended May 31, 2019 compared to $39.8 million for the prior comparable period. Net gain on disposition of equipment primarily includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity; disposition of property, plant and equipment; and insurance proceeds received for business interruption and assets destroyed in a fire.

Goodwill Impairment

Based on the results of our annual impairment test, a non-cash impairment charge of $10.0 million was recorded during the nine months ended May 31, 2019 related to our repair reporting unit.

Other Costs

Interest and foreign exchange expense was composed of the following:

	Nine Months Ended May 31,		Increase
(In thousands)	2019	2018	(Decrease)
Interest and foreign exchange:
Interest and other expense	$23,025	$23,252	$(227)
Foreign exchange (gain) loss	386	(2,670)	$3,056

	$23,411	$20,582	$2,829

The $2.8 million increase in interest and foreign exchange expense from the prior comparable period was primarily attributed to a $0.4 million foreign exchange loss for the nine months ended May 31, 2019 compared to a $2.7 million foreign exchange gain in the prior comparable period. The change in foreign exchange (gain) loss was primarily attributed to our operations in Europe.

THE GREENBRIER COMPANIES, INC.

Income Tax

The effective tax rate for the nine months ended May 31, 2019 was 28.9% compared to 13.1% for the nine months ended May 31, 2018. The current year tax rate was impacted by a goodwill impairment charge for which there was no tax benefit. Excluding the impact of the goodwill impairment charge, the tax rate for the nine months ended May 31, 2019 was 25.8%.

The prior year tax rate was impacted by the enactment of the Tax Act on December 22, 2017, which reduced the federal corporate tax rate from 35% to 21% and required us to accrue a transition tax on accumulated foreign earnings in the prior year. The tax rate benefit realized in the prior year related to the remeasurement of our deferred income taxes partially offset by the accrual of the transition tax. Excluding the impact of these items, our tax rate for the nine months ended May 31, 2018 was 26.3% which was comparable to the tax rate for the nine months ended May 31, 2019 of 25.8% which excludes the impact of goodwill.

The effective tax rate can fluctuate year-to-year due to changes in the mix of foreign and domestic pre-tax earnings. It can also fluctuate with changes in the proportion of pre-tax earnings attributable to our Mexican railcar manufacturing joint venture. The joint venture is treated as a partnership for tax purposes and, as a result, the partnership’s entire pre-tax earnings are included in Earnings before income taxes and earnings from unconsolidated affiliates, whereas only our 50% share of the tax is included in Income tax expense.

Loss From Unconsolidated Affiliates

Loss from unconsolidated affiliates primarily included our share of after-tax results from our Brazil operations which include a castings joint venture and a railcar manufacturing joint venture, our lease financing warehouse investment, our North American castings joint venture and our tank head joint venture. In addition, for the nine months ended May 31, 2018, loss from unconsolidated affiliates also included our share of after-tax results from the GBW joint venture.

Loss from unconsolidated affiliates was $4.9 million for the nine months ended May 31, 2019 compared to $15.6 million for the nine months ended May 31, 2018. The $10.7 million decrease in loss from unconsolidated affiliates was primarily attributed the prior year including a non-cash goodwill impairment that GBW recognized during the nine months ended May 31, 2018.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $19.0 million for the nine months ended May 31, 2019 compared to $14.1 million in the prior comparable period, which primarily represents our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

THE GREENBRIER COMPANIES, INC.

Liquidity and Capital Resources

	Nine Months Ended May 31,
(In thousands)	2019	2018
Net cash provided by (used in) operating activities	$(94,123)	$79,626
Net cash used in investing activities	(58,622)	(6,342)
Net cash used in financing activities	(2,767)	(82,007)
Effect of exchange rate changes	(2,866)	(12,462)

Net decrease in cash and cash equivalents and restricted cash	$(158,378)	$(21,185)

We have been financed through cash generated from operations and borrowings. At May 31, 2019, cash and cash equivalents and restricted cash were $381.1 million, a decrease of $158.4 million from $539.5 million at August 31, 2018.

The change in cash provided by (used in) operating activities for the nine months ended May 31, 2019 compared to the nine months ended May 31, 2018 was primarily due to lower earnings and a net change in working capital as we built up inventory while ramping up production.

Cash used in investing activities primarily related to capital expenditures net of proceeds from the sale of assets. The change in cash used in investing activities for the nine months ended May 31, 2019 compared to the nine months ended May 31, 2018 was primarily attributable to an increase in capital expenditures and lower proceeds from the sale of assets.

Capital expenditures totaled $149.9 million and $118.7 million for the nine months ended May 31, 2019 and 2018, respectively. Manufacturing capital expenditures were approximately $60.8 million and $34.1 million for the nine months ended May 31, 2019 and 2018, respectively. Capital expenditures for Manufacturing are expected to be approximately $90 million in 2019 and primarily relate to enhancements of our existing manufacturing facilities. Wheels, Repair & Parts capital expenditures were approximately $5.1 million and $1.6 million for the nine months ended May 31, 2019 and 2018, respectively. Capital expenditures for Wheels, Repair & Parts are expected to be approximately $15 million in 2019 for enhancements of our existing facilities. Leasing & Services and corporate capital expenditures were approximately $84.0 million and $83.0 million for the nine months ended May 31, 2019 and 2018, respectively. Leasing & Services and corporate capital expenditures for 2019 are expected to be approximately $100 million. Proceeds from sales of leased railcar equipment are expected to be $125 million for 2019. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity.

Proceeds from the sale of assets, which primarily related to sales of railcars from our lease fleet within Leasing & Services, were approximately $100.7 million and $129.8 million for the nine months ended May 31, 2019 and 2018, respectively.

The change in cash used in financing activities for the nine months ended May 31, 2019 compared to the nine months ended May 31, 2018 was primarily attributed to proceeds from the issuance of notes payable and a change in the net activities with joint venture partners.

A quarterly dividend of $0.25 per share was declared on June 28, 2019.

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

Senior secured credit facilities, consisting of three components, aggregated to $692.7 million as of May 31, 2019. We had an aggregate of $513.6 million available to draw down under committed credit facilities as of May 31, 2018. This amount consists of $446.9 million available on the North American credit facility, $16.7 million on the European credit facilities and $50.0 million on the Mexican railcar manufacturing joint venture credit facilities.

As of May 31, 2019, a $600.0 million revolving line of credit, maturing September 2023, secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.50% or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of May 31, 2019, lines of credit totaling $42.7 million secured by certain of our European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.1% to WIBOR plus 1.3% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of our European manufacturing operation. The European lines of credit include a $12.5 million facility which is guaranteed by us. European credit facilities are continually being renewed. Currently, these European credit facilities have maturities that range from July 2019 through February 2021.

Our Mexican railcar manufacturing joint venture has two lines of credit totaling $50.0 million. The first line of credit provides up to $30.0 million. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw against this facility through March 2024. The second line of credit provides up to $20.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2021.

As of May 31, 2019, outstanding commitments under the senior secured credit facilities consisted of $23.9 million in letters of credit under the North American credit facility and $26.0 million outstanding under the European credit facilities.

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into capital leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of May 31, 2019, we were in compliance with all such restrictive covenants.

THE GREENBRIER COMPANIES, INC.

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

As of May 31, 2019, we had a $10.0 million note receivable from Amsted-Maxion Cruzeiro, our unconsolidated Brazilian castings and components manufacturer and a $19.2 million note receivable balance from Greenbrier-Maxion, our unconsolidated Brazilian railcar manufacturer. These note receivables are included on the Consolidated Balance Sheet in Accounts receivable, net. In the future, we may make loans to or provide guarantees for Amsted-Maxion Cruzeiro or Greenbrier-Maxion.

We expect existing funds and cash generated from operations, together with proceeds from financing activities including borrowings under existing credit facilities and long-term financings, to be sufficient to fund the previously announced acquisition of the manufacturing business of American Railcar Industries, expected debt repayments, working capital needs, planned capital expenditures, additional investments in our unconsolidated affiliates and dividends during the next twelve months.

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

Based on the results of our annual impairment test, a non-cash impairment charge of $10.0 million was recorded during the three months ended May 31, 2019 related to our repair reporting unit. After the impairment charge, our remaining goodwill balance was $74.3 million as of May 31, 2019 of which $43.3 million related to our Wheels, Repair & Parts segment and $31.0 million related to our Manufacturing segment.

THE GREENBRIER COMPANIES, INC.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecast foreign currency sales and expenses. At May 31, 2019 exchange rates, forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros and Pound Sterling; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $81.0 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At May 31, 2019, net assets of foreign subsidiaries aggregated $168.7 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $16.9 million, or 1.2% of Total equity—Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $110.5 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At May 31, 2019, 73% of our outstanding debt had fixed rates and 27% had variable rates. At May 31, 2019, a uniform 10% increase in variable interest rates would result in approximately $0.5 million of additional annual interest expense.

THE GREENBRIER COMPANIES, INC.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. The share repurchase program has an expiration date of March 31, 2021 and the amount remaining for repurchase is $100 million. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time to time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The program may be modified, suspended or discontinued at any time without prior notice. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period.

There were no shares repurchased under the share repurchase program during the three months ended May 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2018 – March 31, 2018	—	—	—	$100,000,000
April 1, 2019 – April 30, 2019	—	—	—	$100,000,000
May 1, 2019 – May 31, 2019	—	—	—	$100,000,000

	—		—

THE GREENBRIER COMPANIES, INC.

Item 6. Exhibits

(a)	List of Exhibits:

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2019 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

THE GREENBRIER COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: July 2, 2019	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President,
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)