Form 10-Q
period 2019-11-30
GREENBRIER COMPANIES INC
filed 2020-01-08
CIK 923120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2019
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes
☒
    No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
☐
    No
☒
The number of shares of the registrant’s common stock, without par value, outstanding on January
3
, 2020 was 32,596,292 shares.

THE GREENBRIER COMPANIES, INC.

Forward-Looking Statements
This Quarterly Report on Form
10-Q
contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events and include any statement that does not relate to any historical or current fact. We use words such as “anticipates,” “believes,” “forecast,” “potential,” “contemplates,” “expects,” “intends,” “plans,” “projects,” “seeks,” “estimates,” “could,” “would,” “should,” “likely,” “will,” “may,” “can,” “future,” “preliminary” and similar expressions to identify forward-looking statements. In addition, any statements that refer to the costs or revenue related to the completion of contracts, timing of recognition of revenue, the estimated and anticipated impact of the ARI acquisition (including working capital true up, and purchase price allocation, among other factors), estimated warranty costs, contingencies, fair value estimates, and any statements that explicitly or implicitly draw trends in our performance or the markets in which we operate, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements are not guarantees of future performance.
Forward-looking statements are based on currently available operating, financial and market information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to:
•	the cyclical nature of our business, economic downturns and a rising interest rate environment;

•	changes in our product mix due to shifts in demand or fluctuations in commodity and energy prices;

•	a decline in performance or demand of the rail freight industry;

•	an oversupply or increase in efficiency in the rail freight industry;

•	difficulty integrating acquired businesses or joint ventures;

•	our inability to convert backlog to future revenues;

•	risks related to our operations outside of the U.S., including anti-bribery violations;

•	governmental policy changes impacting international trade and corporate tax;

•	the loss of or reduction of business from one or more of our of our limited number of customers;

•	inability to lease railcars at satisfactory rates, or realize expected residual values on sale of railcars at the end of a lease;

•	shortages of skilled labor, increased labor costs, or failure to maintain good relations with our workforce;

•	equipment failures, technological failures, costs and inefficiencies associated with changing of production lines, or transfer of production between facilities;

•	inability to compete successfully;

•	suitable joint ventures, acquisition opportunities and new business endeavors may not be identified or concluded;

•	inability to complete capital expenditure projects efficiently or to cause capital expenditure projects to operate as anticipated;

•	inability to design or manufacture products or technologies or to achieve timely certification or market acceptance of new products or technologies;

•	unsuccessful relationships with our joint venture partners;

•	environmental liabilities, including the Portland Harbor Superfund Site;

•	the timing of our asset sales and related revenue recognition may result in comparisons between fiscal periods not being accurate indicators of future performance;

•	attrition within our management team or unsuccessful succession planning for members of our senior management team and other key employees who are at or nearing retirement age;

•	changes in the credit markets and the financial services industry;

•	volatility in the global financial markets;

•	our actual results differing from our announced expectations;

•	fluctuations in the availability and price of energy, freight transportation, steel and other raw materials;

•	inability to procure specialty components or services on commercially reasonable terms or on a timely basis from a limited number of suppliers;

•	existing indebtedness may limit our ability to borrow additional amounts in the future, may expose us to increasing interest rates, and may expose us to a material adverse effect on our business if we are unable to service our debt or obtain additional financing;

THE GREENBRIER COMPANIES, INC.

•	train derailments or other accidents or claims;

•	changes in or failure to comply with legal and regulatory requirements;

•	an adverse outcome in any pending or future litigation or investigation;

•	potential misconduct by employees;

•	labor strikes or work stoppages;

•	the volatility of our stock price;

•	dilution to investors resulting from raising additional capital or due to other reasons;

•	product and service warranty claims;

•	misuse of our products by third parties;

•	write-downs of goodwill or intangibles in future periods;

•	conversion at our option of our outstanding convertible notes resulting in dilution to our then-current stockholders;

•	as a holding company with no operations, our reliance on our subsidiaries and joint ventures and their ability to make distributions to us;

•	governing documents, the terms of our convertible notes, and Oregon law could make a change of control or acquisition of our business by a third party difficult;

•	the discretion of our Board of Directors to pay or not pay dividends on our common stock;

•	fluctuations in foreign currency exchange rates;

•	inability to raise additional capital to operate our business and achieve our business objectives;

•	shareholder activism could cause us to incur significance expense, impact our stock price, and hinder execution of our business strategy;

•	cybersecurity risks;

•	updates or changes to our information technology systems resulting in problems;

•	inability to protect our intellectual property and prevent its improper use by third parties;

•	claims by third parties that our products or services infringe their intellectual property rights;

•	liability for physical damage, business interruption or product liability claims that exceed our insurance coverage;

•	inability to procure adequate insurance on a cost-effective basis;

•	changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies;

•	fires, natural disasters, severe weather conditions or public health crises;

•	unusual weather conditions which reduce demand for our wheel-related parts and repair services;

•	business, regulatory, and legal developments regarding climate change which may affect the demand for our products or the ability of our critical suppliers to meet our needs;

•	repercussions from terrorist activities or armed conflict;

•	unanticipated changes in our tax provisions or exposure to additional income tax liabilities;

•	the inability of certain of our customers to utilize tax benefits or tax credits; and

•	suspension or termination of our share repurchase program.

The foregoing risks are described in more detail in Part I Item 1A “Risk Factors” in our most recent Annual Report on Form
10-K,
which is incorporated herein by reference. You are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s opinions only as of the date hereof. Except as otherwise required by law, we do not assume any obligation to update any forward-looking statements. All references to years refer to the fiscal years ended August 31 st
unless otherwise noted.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements

Consolidated Balance Sheets
(In thousands, unaudited)

	November 30, 2019	August 31, 2019
Assets
Cash and cash equivalents	$253,602	$329,684
Restricted cash	8,648	8,803
Accounts receivable, net	313,786	373,383
Inventories	733,806	664,693
Leased railcars for syndication	135,319	182,269
Equipment on operating leases, net	396,187	366,688
Property, plant and equipment, net	730,730	717,973
Investment in unconsolidated affiliates	85,141	91,818
Intangibles and other assets, net	162,089	125,379
Goodwill	129,468	129,947

	$2,948,776	$2,990,637

Liabilities and Equity
Revolving notes	$29,502	$27,115
Accounts payable and accrued liabilities	527,789	568,360
Deferred income taxes	9,417	13,946
Deferred revenue	59,657	85,070
Notes payable, net	817,830	822,885
Commitments and contingencies (Note 15)
Contingently redeemable noncontrolling interest	31,723	31,564
Equity:
Greenbrier
Preferred stock – without par value; 25,000 shares authorized; none outstanding	—	—
Common stock – without par value; 50,000 shares authorized; 32,596 and 32,488 shares outstanding at November 30, 2019 and August 31, 2019	—	—
Additional paid-in capital	454,900	453,943
Retained earnings	871,300	867,602
Accumulated other comprehensive loss	(44,392)	(44,815)

Total equity – Greenbrier	1,281,808	1,276,730
Noncontrolling interest	191,050	164,967

Total equity	1,472,858	1,441,697

	$2,948,776	$2,990,637

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Income
(In thousands, except per share amounts, unaudited)

	Three Months Ended November 30,
	2019	2018
Revenue
Manufacturing	$657,367	$471,789
Wheels, Repair & Parts	86,608	108,543
Leasing & Services	25,384	24,191
	769,359	604,523
Cost of revenue
Manufacturing	581,912	417,805
Wheels, Repair & Parts	81,892	100,978
Leasing & Services	13,366	13,207
	677,170	531,990
Margin	92,189	72,533
Selling and administrative expense	54,364	50,432
Net gain on disposition of equipment	(3,959)	(14,353)
Earnings from operations	41,784	36,454
Other costs
Interest and foreign exchange	12,852	4,404
Earnings before income taxes and earnings from unconsolidated affiliates	28,932	32,050
Income tax expense	(5,994)	(9,135)
Earnings before earnings from unconsolidated affiliates	22,938	22,915
Earnings from unconsolidated affiliates	1,073	467
Net earnings	24,011	23,382
Net earnings attributable to noncontrolling interest	(16,342)	(5,426)
Net earnings attributable to Greenbrier	$7,669	$17,956
Basic earnings per common share	$0.24	$0.55
Diluted earnings per common share	$0.23	$0.54
Weighted average common shares:
Basic	32,629	32,640
Diluted	33,284	33,093
Dividends declared per common share	$0.25	$0.25

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Comprehensive Income
(In thousands, unaudited)

	Three Months Ended November 30,
	2019	2018
Net earnings	$24,011	$23,382

Other comprehensive income
Translation adjustment	(1,583)	(3,931)
Reclassification of derivative financial instruments recognized in net earnings 1	309	469
Unrealized gain (loss) on derivative financial instruments 2	2,154	(2,302)
Other (net of tax effect)	(463)	(230)

	417	(5,994)

Comprehensive income	24,428	17,388
Comprehensive income attributable to noncontrolling interest	(16,336)	(5,411)

Comprehensive income attributable to Greenbrier	$8,092	$11,977

1	Net of tax effect of $0.1 million and $0.2 million for the three months ended November 30, 2019 and 2018.

2	Net of tax effect of $0.5 million and ( $0.9 million ) for the three months ended November 30, 2019 and 2018.

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Equity
(In thousands, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2019	32,488	$453,943	$867,602	$(44,815)	$1,276,730	$164,967	$1,441,697	$31,564
Cumulative effect adjustment due to adoption of ASU 2016-02 (See Note 1)	—	—	4,393	—	4,393	—	4,393	—
Net earnings	—	—	7,669	—	7,669	16,183	23,852	159
Other comprehensive income (loss), net	—	—	—	423	423	(6)	417	—
Noncontrolling interest adjustments	—	—	—	—	—	1,736	1,736	—
Joint venture partner distribution declared	—	—	—	—	—	(3,905)	(3,905)	—
Consolidation of joint venture	—	—	—	—	—	12,075	12,075	—
Restricted stock awards (net of cancellations)	108	9,472	—	—	9,472	—	9,472	—
Unamortized restricted stock	—	(11,341)	—	—	(11,341)	—	(11,341)	—
Restricted stock amortization	—	2,826	—	—	2,826	—	2,826	—
Cash dividends ($0.25 per share)	—	—	(8,364)	—	(8,364)	—	(8,364)	—

Balance November 30, 2019	32,596	$454,900	$871,300	$(44,392)	$1,281,808	$191,050	$1,472,858	$31,723

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2018	32,191	$442,569	$830,898	$(23,366)	$1,250,101	$134,114	$1,384,215	$29,768
Cumulative effect adjustment due to adoption of ASU 2014-09	—	—	5,461	—	5,461	—	5,461	—
Net earnings	—	—	17,956	—	17,956	6,745	24,701	(1,319)
Other comprehensive loss , net	—	—	—	(5,979)	(5,979)	(15)	(5,994)	—
Noncontrolling interest adjustments	—	—	—	—	—	3,919	3,919	—
Joint venture partner distribution declared	—	—	—	—	—	(3,173)	(3,173)	—
Restricted stock awards (net of cancellations)	159	11,416	—	—	11,416	—	11,416	—
Unamortized restricted stock	—	(16,163)	—	—	(16,163)	—	(16,163)	—
Restricted stock amortization	—	3,136	—	—	3,136	—	3,136	—
Cash dividends ($0.25 per share)	—	—	(8,297)	—	(8,297)	—	(8,297)	—

Balance November 30, 2018	32,350	$440,958	$846,018	$(29,345)	$1,257,631	$141,590	$1,399,221	$28,449

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended November 30,
	2019	2018
Cash flows from operating activities
Net earnings	$24,011	$23,382
Adjustments to reconcile net earnings to net cash used in operating activities:
Deferred income taxes	(6,515)	(2,360)
Depreciation and amortization	29,335	20,700
Net gain on disposition of equipment	(3,959)	(14,353)
Accretion of debt discount	1,350	1,076
Stock based compensation expense	3,157	3,194
Noncontrolling interest adjustments	1,736	3,920
Other	(391)	286
Decrease (increase) in assets:
Accounts receivable, net	58,488	54,834
Inventories	(69,662)	(63,045)
Leased railcars for syndication	(13,132)	(116,726)
Other	(37,304)	(392)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(47,421)	(10,949)
Deferred revenue	(10,012)	3,314

Net cash used in operating activities	(70,319)	(97,119)

Cash flows from investing activities
Proceeds from sales of assets	27,463	34,497
Capital expenditures	(23,216)	(28,677)
Investment in and advances to unconsolidated affiliates	(1,500)	(11,393)
Cash distribution from unconsolidated affiliates and other	4,452	1,784

Net cash provided by (used in) investing activities	7,199	(3,789)

Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	2,399	(4,840)
Proceeds from issuance of notes payable	—	225,000
Repayments of notes payable	(9,749)	(173,453)
Debt issuance costs	(4)	(2,766)
Dividends	(343)	(467)
Cash distribution to joint venture partner	(4,531)	(3,185)
Tax payments for net share settlement of restricted stock	(1,870)	(4,747)

Net cash provided by ( used in ) financing activities	(14,098)	35,542

Effect of exchange rate changes	981	(2,439)
Decrease in cash and cash equivalents and restricted cash	(76,237)	(67,805)
Cash and cash equivalents and restricted cash
Beginning of period	338,487	539,474

End of period	$262,250	$471,669

Balance Sheet Reconciliation:
Cash and cash equivalents	$253,602	$462,797
Restricted cash	8,648	8,872

Total cash and cash equivalents and restricted cash as presented above	$262,250	$471,669

Interest	$6,601	$1,740
Income taxes, net	$11,692	$7,487
Non-cash activity
Transfer from Leased railcars for syndication and Inventories to Equipment on operating leases, net	$55,626	$14,304
Capital expenditures accrued in Accounts payable and accrued liabilities	$6,888	$6,972
Change in Accounts payable and accrued liabilities associated with dividends declared	$8,021	$7,830
Conversion of unconsolidated affiliate note receivable to Investment in unconsolidated affiliates	$4,760	$—
Change in Accounts payable and accrued liabilities associated with cash distributions to joint venture partner	$626	$—
The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Interim Financial Statements
The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) as of November 30, 2019 and for the three months ended November 30, 201
9
and 201

have been prepared to reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. The results of operations for the three months ended November 30, 2019 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2020.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form
 10-Q.
Therefore, these unaudited financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2019 Annual Report on Form
10-K.
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
Initial Adoption of Accounting Standards
Lease accounting
On September 1, 2019, the Company adopted Accounting Standards Update
2016-02,
Leases
(Topic 842). The new guidance supersedes existing guidance on accounting for leases in Topic 840 and is intended to increase the transparency and comparability of accounting for lease transactions. Topic 842 requires most leases to be recognized on the balance sheet by recording a right-of-use
(ROU) asset and a lease liability. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the prior model, but updated to align with certain changes to the lessee model and Topic 606:
Contracts with Customers
.
The Company adopted the provisions of the new standard using the modified retrospective adoption method, utilizing the simplified transition option available which allows entities to continue to apply the legacy guidance in Topic 840 in the comparative periods presented in the year of adoption. The Company elected the “package of practical expedients,” which allows it to not reassess under the new guidance prior conclusions about lease identification, lease classification, and initial direct costs. The Company did not elect the use-of-hindsight
practical expedient. The Company elected to not separate lease and non-lease
components. The Company elected the short-term lease recognition exemption for all leases that qualify
,
which means it will not recognize ROU assets or lease liabilities for these leases with lease terms of less than twelve months. Following the adoption of Topic 842, the Company will utilize both Topic 842 and Topic 606:
Contracts with Customers
when evaluating retained risk of services and other performance obligations in conjunction with selling railcars with a lease attached as part of the syndication model
.
As a result of adoption, the Company recognized operating lease ROU assets and lease liabilities of $40.4 and $41.6 million, respectively, as of September 1, 2019. The Company also recognized an immaterial finance lease asset and lease liability. The adoption of this new standard also required the Company to eliminate deferred gains associated with certain sale-leaseback transactions. Additionally, the Company derecognized $9.3 million of existing property, plant and equipment and $12.7 million of deferred revenue for railcar transactions previously not qualifying as sales due to continuing involvement, that now qualify for sale accounting under the new guidance. The gain associated with this change in accounting, was partially
offset by the recognition of a new guarantee liability. A cumulative-effect adjustment of $4.4 million was recorded as an increase
to retained earnings as of September 1, 2019.

THE GREENBRIER COMPANIES, INC.

Derivatives and Hedging
In August 2017, the FASB issued Accounting Standards Update
2017-12,
Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities
(ASU
2017-12).
This update improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance. The guidance expands the ability to qualify for hedge accounting for non-financial
and financial risk components, reduces complexity in fair value hedges of interest rate risk and eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. The Company adopted this guidance effective September 1, 2019 and it did not have a material impact on our consolidated financial statements.
Prospective Accounting Changes
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
Note 2 – Revenue Recognition
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
The opening and closing balances of the Company’s contract balances are as follows:

(in thousands)	Balance sheet classification	November 30 , 2019	August 31 , 2019	$ change
Contract assets	Inventories	$9,045	$10,196	$(1,151)
Contract liabilities 1	Deferred revenue	$43,105	$52,118	$(9,013)
1	Contract liabilities balance includes deferred revenue within the scope of Topic 606 .
For the three month period ended November 30, 2019, the Company recognized $20.1 million of revenue that was included in Contract liabilities as of
August 31
, 2019.

1
0

THE GREENBRIER COMPANIES, INC.

Performance obligations
As of November 30, 2019, the Company has entered into contracts with customers for which revenue has not yet been recognized. The following table outlines estimated revenue related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(in millions)	November 30, 2019
Revenue type :
Manufacturing – Railcar sales	$2,722.9
Manufacturing – Marine	$80.2
Services	$150.0
Other	$65.2
Manufacturing – Railcars intended for syndication 1	$298.3
1	Not a performance obligation as defined in Topic 606: Contracts with Customers
Based on current production and delivery schedules and existing contracts, approximately $1.4 billion of the Railcar
s
ales amount is expected to be recognized
in the remaining nine m
onths of
 2020 while the remaining amount is expected
to be recognized through 2024.
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
Services includes management and maintenance services of which approximately 52%
are expected to be performed through 2024 and the remaining amount through 2037.
Note 3 – Acquisitions
Manufacturing business of American Railcar Industries, Inc. (ARI)
On July 26, 2019, the Company completed its acquisition of the manufacturing business of ARI for a purchase price of approximately $417.1 million. In connection with the acquisition, the Company acquired two railcar manufacturing facilities in Arkansas, as well as other facilities which produce a range of railcar components and parts and create enhanced vertical integration for our manufacturing operations. The purchase price included
approximately $8.5 million for capital expenditures on railcar lining operations and other facility improvements. Included in the acquisition were equity interests in two railcar component manufacturing businesses which Greenbrier will account for under the equity method of accounting and recognize at their respective fair value as investments in unconsolidated affiliates.
The purchase price was funded by, and consisted of, a combination of cash on hand, the proceeds of a $300 million secured term loan, the issuance to the seller of a $50 million senior convertible note and a payable to the seller for a working capital true-up
amount.
For the three months ended November 30, 2019, the

operations contributed by ARI’s manufacturing business generated revenues of

$
103.5
 million and a
net
loss of $
2.5
 million,
which are reported in the Company’s consolidated financial statements as part of the Manufacturing segment.

1
1

THE GREENBRIER COMPANIES, INC.

The preliminary purchase price of the n
e
t assets
a
cquired from ARI w
a
s allocated as follows
:

(in thousands)
Accounts receivable, net	27,595
Inventories	98,227
Property, plant and equipment, net	225,045
Investments in unconsolidated affiliates	40,314
Intangibles and other assets, net	36,785
Goodwill	56,339

Total assets acquired	484,305

Total liabilities assumed	67,174

Net assets acquired	$417,131

The above pur
c
hase price allocation, including the residual amount allocated to goodwill, is based on preliminary information and is subject to change as additional information is obtained related to the amounts allocated to the assets acquired and liabilities assumed. As a result of the proximity of the acquisition date to August 31, 2019 and as we did not acquire 100% of ARI
, the amounts of all assets acquired and liabilities assumed are preliminary. During the measurement period, which may extend up to 12 months after the date of acquisition, the Company will adjust these assets and liabilities if new information is obtained about the facts and circumstances that existed as of the acquisition date and revised amounts will be recorded as of that date. The effect of measurement period adjustments to the estimated amounts will be reflected on a prospective basis and were not material during the three months ended November 30, 2019
.
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

Note 4 – Inventories
Inventories are valued at the lower of cost or net realizable value using the first-in first-out method. Work-in-process includes material, labor and overhead. Finished goods includes completed wheels, parts and railcars not on lease or in transit. The following table summarizes the Company’s inventory balance:

(In thousands)	November 30, 2019	August 31, 2019
Manufacturing supplies and raw materials	$357,260	$387,015
Work-in-process	184,286	156,614
Finished goods	202,780	130,576
Excess and obsolete adjustment	(10,520)	(9,512)

	$733,806	$664,693

1
2

THE GREENBRIER COMPANIES, INC.

Note 5 – Intangibles and Other Assets, net
Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment
.
The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	November 30, 2019	August 31, 2019
Intangible assets subject to amortization:
Customer relationships	$89,722	$89,722
Accumulated amortization	(50,782)	(48,850)
Other intangibles	33,904	34,031
Accumulated amortization	(7,531)	(6,908)

	65,313	67,995
Intangible assets not subject to amortization	5,273	5,450
Prepaid and other assets	15,038	15,749
Operating lease ROU assets	37,229	—
Nonqualified savings plan investments	31,248	27,967
Revolving notes issuance costs, net	4,338	4,568
Assets held for sale	3,650	3,650

Total Intangible and other assets, net	$162,089	$125,379

Amortization expense was $2.7
 million

and $1.9 million for the three months ended November 30, 2019 and 2018 respectively. Amortization expense for the years ending August 31, 2020, 2021, 2022, 2023 and 2024 is expected to be $10.9 million, $10.9 million, $7.6 million, $6.3 million and $6.3 million, respectively.
Note 6 – Revolving Notes
Senior secured credit facilities, consisting of three components, aggregated to $705.9 million as of November 30, 2019.
As of November 30, 2019, a $600.0 million revolving line of credit, maturing June 2024, secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.50% or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.
As of November 30, 2019, lines of credit totaling $55.9 million secured by certain of the Company’s European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.1% to WIBOR plus 1.5% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of the European manufacturing operations. The European lines of credit include $13.8 million of
facilities
which
are
guaranteed by the Company. European credit facilities are continually being renewed. Currently, these European credit facilities have maturities that range from June 2020 through July 2021.
A
s of November 30
, 2019, the
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

1
3

THE GREENBRIER COMPANIES, INC.

As of November 30, 2019, outstanding commitments under the senior secured credit facilities consisted of $24.9 million in letters of credit under the North American credit facility and $29.5 million outstanding under the European credit facilities.
As of August 31, 2019, outstanding commitments under the senior secured credit facilities consisted of $24.4 million in letters of credit under the North American credit facility and $27.1 million outstanding under the European credit facilities
.
Note 7 – Accounts Payable and Accrued Liabilities

(In thousands)	November 30, 2019	August 31, 2019
Trade payables	$237,670	$302,009
Other accrued liabilities	107,457	108,939
Operating lease liabilities	38,397	—
Accrued payroll and related liabilities	91,960	106,669
Accrued warranty	47,110	46,678
Income taxes payable	5,195	4,065

	$527,789	$568,360

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
Warranty accrual activity:

	Three Months Ended November 30,
(In thousands)	2019	2018
Balance at beginning of period	$46,678	$27,395
Charged to cost of revenue, net	2,378	1,441
Payments	(1,999)	(2,184)
Currency translation effect	53	(388)

Balance at end of period	$47,110	$26,264

1
4

THE GREENBRIER COMPANIES, INC.

Note 9 – Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Gain ( L oss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2019	$(8,841)	$(34,194)	$(1,780)	$(44,815)
Other comprehensive gain (loss) before reclassifications	2,154	(1,577)	(463)	114
Amounts reclassified from Accumulated other comprehensive loss	309	—	—	309

Balance, November 30, 2019	$(6,378)	$(35,771)	$(2,243)	$(44,392)

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Income, with financial statement caption, were as follows:

	Three Months Ended November 30,
(In thousands)	2019	2018	Financial Statement Caption
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$241	$488	Revenue and Cost of revenue
Interest rate swap contracts	167	144	Interest and foreign exchange

	408	632	Total before tax
	(99)	(163)	Income tax expense

	$309	$469	Net of tax

1
5

THE GREENBRIER COMPANIES, INC.

Note 10 – Earnings Per Share
The shares used in the computation of basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended November 30,
(In thousands)	2019	2018
Weighted average basic common shares outstanding (1)	32,629	32,640
Dilut i ve effect of 2.875% Convertible notes (2)	—	—
Dilutive effect of 2.25% Convertible notes (3)	—	n/a
Dilutive effect of restricted stock units (4)	655	453

Weighted average diluted common shares outstanding	33,284	33,093

(1)	Restricted stock grants and restricted stock units that are considered participating securities, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position.
(2)	The dilutive effect of the 2.875% Convertible notes was excluded for the three months ended November 30, 2019 and 2018 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive.
(3)	The
2.25
% Convertible notes were issued
in
July 2019. The dilutive effect of the 2.25% Convertible notes was excluded for the three months ended November 30, 2019 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive.
(4)	Restricted stock units that are not considered participating securities and restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved, are included in weighted average diluted common shares outstanding when the Company is in a net earnings position.
Diluted EPS is calculated using the treasury stock method associated with shares underlying the 2.875% Convertible notes, 2.25% Convertible notes, restricted stock units that are not considered participating securities and performance based restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved.

	Three Months Ended November 30,
	2019	2018
Net earnings attributable to Greenbrier	$7,669	$17,956
Weighted average diluted common shares outstanding	33,284	33,093
Diluted earnings per share	$0.23	$0.54
Note 11 – Stock Based Compensation
The value of stock based compensation awards is amortized as compensation expense from the date of grant through the earlier of the vesting period or in some instances the recipient’s eligible retirement date. Stock based compensation expense consists of restricted stock units, restricted stock and phantom stock units awards.
Stock based compensation expense was $3.2 million for the three months ended November 30, 2019 and $3.2 million for the three months ended November 30, 2018. Compensation expense is recorded in Selling and administrative expense and Cost of revenue on the Consolidated Statements of Income.

THE GREENBRIER COMPANIES, INC.

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
At November 30, 2019 exchange rates,
 notional amounts of
forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros and Pound Sterling; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $71.4 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when there is a loss, or as Accounts receivable, net when there is a gain. As the contracts mature at various dates through
May 2022
, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At November 30, 2019 exchange rates, approximately $1.0 million would be reclassified to revenue or cost of revenue in the next year.
At November 30, 2019, an interest rate swap agreement maturing in September 2023 had a notional amount of $108.6 million and an interest rate swap agreement maturing June 2024 had a notional amount of $150.0 million
. The fair value of the contract
s
are
included on the Consolidated Balance Sheets in Accounts payable and accrued liabilities when there is a loss, or in Accounts receivable, net when there is a gain. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At November 30, 2019 interest rates, approximately $1.2 million would be reclassified to interest expense in the next year.
Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		November 30, 2019	August 31, 2019		November 30, 2019	August 31, 2019
(In thousands)	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$386	$64	Accounts payable and accrued liabilities	$640	$437
Interest rate swap contracts	Accounts receivable, net	—	—	Accounts payable and accrued liabilities	7,369	10,255

		$386	$64		$8,009	$10,692

Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$56	$—	Accounts payable and accrued liabilities	$165	$587

THE GREENBRIER COMPANIES, INC.

The Effect of Derivative Instruments on the Statements of Income
Three Months Ended November 30, 2019

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives three months ended November 30,
		2019	2018
Foreign forward exchange contract	Interest and foreign exchange	$71	$380

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives three months ended November 30,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income three months ended November 30,		Location of gain (loss) on derivative (amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (amount excluded from effectiveness testing) three months ended November 30,
	2019	2018		2019	2018		2019	2018
Foreign forward exchange contracts	$573	$72	Revenue	$(166)	$(256)	Revenue	$453	$262
Foreign forward exchange contracts	(594)	(1,495)	Cost of revenue	(75)	(232)	Cost of revenue	134	389
Interest rate swap contracts	2,719	(1,773)	Interest and foreign exchange	(167)	(144)	Interest and foreign exchange	(165)	(47)

	$2,698	$(3,196)		$(408)	$(632)		$422	$604

The following table presents the amounts in the Consolidated Statements of Income in which the effects of the cash flow hedges are recorded and the effects of the cash flow hedge activity on these line items for the three months ended November 30, 2019 and 2018:

	For the Three Months Ended November 30,
	2019		2018
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$769,359	$(166)	$604,523	$(256)
Cost of revenue	677,170	(75)	531,990	(232)
Interest and foreign exchange	12,852	(167)	4,404	(144)

Note 13 – Segment Information
The Company operates in three
reportable segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s 2019 Annual Report on Form
10-K.
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
The information in the following ta
b
le is derived directly from the segments’ internal financial reports used for corporate management purposes
.

THE GREENBRIER COMPANIES, INC.
For the three months ended November 30, 2019:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$657,367	$97	$657,464	$53,143	$(23)	$53,120
Wheels, Repair & Parts	86,608	5,851	92,459	1,114	(342)	772
Leasing & Services	25,384	1,749	27,133	9,777	1,289	11,066
Eliminations	—	(7,697)	(7,697)	—	(924)	(924)
Corporate	—	—	—	(22,250)	—	(22,250)
	$769,359	$—	$769,359	$41,784	$—	$41,784

For the three months ended November 30, 2018:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$471,789	$6,201	$477,990	$36,855	$433	$37,288
Wheels, Repair & Parts	108,543	15,981	124,524	3,247	312	3,559
Leasing & Services	24,191	5,999	30,190	17,513	5,452	22,965
Eliminations	—	(28,181)	(28,181)	—	(6,197)	(6,197)
Corporate	—	—	—	(21,161)	—	(21,161)

	$604,523	$—	$604,523	$36,454	$—	$36,454

	Total assets
(In thousands)	November 30, 2019	August 31, 2019
Manufacturing	$1,568,338	$1,606,571
Wheels, Repair & Parts	317,786	306,725
Leasing & Services	776,724	708,799
Unallocated	285,928	368,542

	$2,948,776	$2,990,637

Reconciliation of Earnings from operations to Earnings before income tax and earnings from unconsolidated affiliates:

	Three Months Ended November 30,
(In thousands)	2019	2018
Earnings from operations	$41,784	$36,454
Interest and foreign exchange	12,852	4,404

Earnings before income tax and earnings from unconsolidated affiliates	$28,932	$32,050

Note 14 – Leases
Lessor
Equipment on operating leases is reported net of accumulated depreciation of $35.1 million and $44.2 million as of November 30, 2019 and August 31, 2019, respectively. Depreciation expense was $3.5 million for the three months ended November 30, 2019. In addition, certain railcar equipment leased-in
by the Company on operating leases is subleased to customers under non-cancelable
operating leases with lease terms ranging from one to five years. Operating lease rental revenues included in the Company’s Statement of Income for the three months ended November 30, 2019 was $11.4 million, which included $3.7 million of revenue as a result of daily, monthly or car hire utilization arrangements.

THE GREENBRIER COMPANIES, INC.
Aggregate minimum future amounts receivable under all
non-cancelable
operating leases and subleases at November 30, 2019, will mature as follows:

(in thousands)
Remaining nine months of 2020	24,502
2021	22,541
2022	21,019
2023	15,219
2024	11,371
Thereafter	22,005

$116,657

Lessee
The Company leases railcars, real estate, and certain equipment under operating and, to a lesser extent, finance lease arrangements. As of and for the three months ended November 30, 2019, finance leases were not a material component of the Company’s lease portfolio. The Company’s real estate and equipment leases have remaining lease terms ranging from less than one year to 79 years, with some including options to extend up to 15 years. The Company recognizes a lease liability and corresponding right-of-use
(ROU) asset based on the present value of lease payments. To determine the present value of lease payments, as most of its leases do not provide a readily determinable implicit rate, the Company’s incremental borrowing rate is used to discount the lease payments based on information available at lease commencement date.

The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when estimating its incremental borrowing rate.
The components of operating lease costs were as follows:

(in thousands)	Three months ended November 30, 2019
Operating lease expense	$3,422
Short-term lease expense	1,406

Total	$4,828

Aggregate minimum future amounts payable under operating leases having initial or remaining non-cancelable
terms at November 30, 2019 will mature as follows:

(in thousands)
Remaining nine months of 2020	$9,355
2021	8,810
2022	5,765
2023	5,264
2024	3,814
Thereafter	10,367

Total lease payments	$43,375

Less: Imputed interest	(4,978)

Total lease obligations	$38,397

THE GREENBRIER COMPANIES, INC.

The table below presents additional information related to the Company’s leases:

Weighted average remaining lease term
Operating leases	13.8 years

Weighted average discount rate
Operating leases	3.2%
Supplemental cash flow information related to leases were as follows:

(in thousands)	Three months ended November 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,641
Note 15 – Commitments and Contingencies
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
RI/FS was produced by the LWG and cost over $110 million during a
17-year
period. The Company bore a percentage of the total costs incurred by the LWG in connection with the investigation. The Company’s aggregate expenditure during the
17-year
period was not material. Some or all of any such outlay may be recoverable from other responsible parties. The EPA issued its Record of Decision (ROD) for the Portland Harbor Site on January 6, 2017 and accordingly on October 26, 2017, the AOC was terminated
.
Separate from the process described above, which focused on the type of remediation to be performed at the Portland Harbor Site and the schedule for such remediation, 83 parties, including the State of Oregon and the federal government, entered into a non-judicial
mediation process to try to allocate costs associated with remediation of the Portland Harbor site. Approximately 110 additional parties signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims;
Arkema Inc. et al v. A & C Foundry Products, Inc. et al
, U.S. District Court, District of Oregon, Case
#3:09-cv-453-PK.
All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has been stayed by the court until January 16, 2020.
It is likely to be further stayed to allow the allocation process to continue
.
The EPA’s January 6, 2017 ROD identifies a
clean-up
remedy that the EPA estimates will take 13 years of active remediation, followed by 30 years of monitoring with an estimated undiscounted cost of $1.7 billion. The EPA typically expects its cost estimates to be accurate within a range of
-30%
to +50%, but this ROD states that changes in costs are likely to occur as a result of new data it wants to collect over a
2-year
period prior to final remedy design. The ROD identifies 13 Sediment Decision Units. One of the units, RM9W, includes the nearshore area of the river sediments offshore of the Company’s Portland, Oregon manufacturing facility as well as upstream and downstream of the facility. It also includes a portion of the Company’s riverbank. The ROD does not break down total remediation costs by Sediment Decision Unit. The EPA’s ROD concluded that more data was needed to better define clean-up

scope and cost. On December 8, 2017, the EPA announced that Portland Harbor is one of 21 Superfund sites targeted for greater attention. On December 19, 2017, the EPA announced that it had entered a new AOC with a group of four potentially responsible parties to conduct

THE GREENBRIER COMPANIES, INC.
additional sampling during 2018 and 2019 to provide more certainty about clean-up
costs and aid the mediation process to allocate those costs. The parties to the mediation, including the Company, have agreed to help fund the additional sampling, which is now complete. The EPA has also requested that potentially responsible parties enter AOCs during 2019 agreeing to conduct remedial design studies. Some parties have signed AOCs and several other parties including the Company have engaged in discussions with EPA regarding the terms of such AOCs. The allocation process is continuing in parallel with the process to define the remediation steps.
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
3i17-CV-00164-SB.
The complaint does not specify the amount of damages the plaintiff will seek. The case has been stayed until the allocation process is concluded.
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
Other Litigation, Commitments and Contingencies
In connection with the acquisition of the manufacturing business of ARI, the Company agreed to assume potential legacy liabilities (known and unknown) related to railcars manufactured by ARI. Among these potential liabilities are certain retrofit and repair obligations arising from regulatory actions by the Federal Railroad Administration and the Association of American Railroads. In some cases, the seller shares with the Company the costs of these retrofit and repair obligations. The Company currently is not able to determine if any of these liabilities will have a material adverse impact on the Company’s results of operations.
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

THE GREENBRIER COMPANIES, INC.
As of November 30, 2019, the Company had outstanding letters of credit aggregating to $24.9 million associated with performance guarantees, facility leases and workers compensation insurance.
As of November 30, 2019, the Company had a $4.5 million note receivable from Amsted-Maxion Cruzeiro, its unconsolidated Brazilian castings and components manufacturer and a
n
$18.0 million note receivable balance from Greenbrier-Maxion, its unconsolidated Brazilian railcar manufacturer. These note receivables are included on the Consolidated Balance Sheet in Accounts receivable, net. In the future, the Company may make loans to or provide guarantees for Amsted-Maxion Cruzeiro or Greenbrier-Maxion.
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
Assets and liabilities measured at fair value on a recurring basis as of November 30, 2019 were:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$442	$—	$442	$—
Nonqualified savings plan investments	31,248	31,248	—	—
Cash equivalents	58,006	58,006	—	—

	$89,696	$89,254	$442	$—

Liabilities:
Derivative financial instruments	$8,174	$—	$8,174	$—

(1)	Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 12 – Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2019 were:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$64	$—	$64	$—
Nonqualified savings plan investments	27,967	27,967	—	—
Cash equivalents	68,100	68,100	—	—

	$96,131	$96,067	$64	$—

Liabilities:
Derivative financial instruments	$11,279	$—	$11,279	$—

2
3

THE GREENBRIER COMPANIES, INC.

Note 17 – Related Party Transactions
In June 2017, the Company purchased a 40% interest in the common equity of an entity that buys and sells railcar assets that are leased to third parties. The railcars sold to this leasing warehouse are principally built by Greenbrier. The Company accounts for this leasing warehouse investment under the equity method of accounting. As of November 30, 2019, the carrying amount of the investment was $5.2 million which is classified in Investment in unconsolidated affiliates in the Consolidated Balance Sheet. Upon sale of railcars to this entity from Greenbrier, 60% of the related revenue and margin is recognized and 40% is deferred until the railcars are ultimately sold by the entity.
Th
er
e were no sales from this entity during
 the three months ended November 30, 2019
.
T
he Company recognized $4.0 million associated with railcars sold out of the leasing warehouse during the three months ended Nove
mber 30, 2018
. The Company also provides administrative and remarketing services to this entity and earns management fees for these services which were immaterial for the three months ended November 30, 2019 and 2018.
On November 1, 2019, the Company increased its ownership interest in Amsted-Maxion Cruzeiro from 24.5% to 29.5%. This transaction included a conversion to equity of $4.8 million from a note receivable, including accrued interest, and a re-payment
to the Company of $1.5 million which was used to acquire the additional 5% ownership interest.

As of November 30, 2019, the Company had a
 remaining
$
4.5
 million note receivable
due
from Amsted-Maxion Cruzeiro, its unconsolidated Brazilian castings and components manufacturer and a
n
$
18.0
 million note receivable balance from Greenbrier-Maxion, its unconsolidated Brazilian railcar manufacturer. These note receivables are included on the Consolidated Balance Sheet in Accounts receivable, net.
The Company has a 41.9% interest in Axis, LLC (Axis), a joint venture. The Company obtained its ownership interest in Axis as part of the acquisition of the manufacturing business of ARI on July 26, 2019. For the three months ended November 30, 2019, the Company purchased $4.0 million of railcar components from Axis.

2
4

THE GREENBRIER COMPANIES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We operate in three reportable segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. Our segments are operationally integrated. The Manufacturing segment, which currently operates from facilities in the U.S., Mexico, Poland, Romania and Turkey, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Wheels, Repair & Parts segment performs wheel and axle servicing; railcar repair, refurbishment and maintenance; as well as production of a variety of parts for the rail industry in North America. The Leasing & Services segment owns approximately 9,300 railcars and provides management services for approximately 385,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America as of November 30, 2019. Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil and a lease financing warehouse.
Our total manufacturing backlog of railcar units, for direct sale or lease to a third party, as of November 30, 2019 was approximately 28,500 units with an estimated value of $3.09 billion. Approximately 4% of backlog units and 2% of estimated backlog value as of November 30, 2019 was associated with our Brazilian manufacturing operations which is accounted for under the equity method. Backlog units for lease may be syndicated to third parties or held in our own fleet depending on a variety of factors. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix and pricing will be determined in the future, which may impact backlog. Marine backlog as of November 30, 2019 was $80 million.
Our backlog of railcar units and marine vessels is not necessarily indicative of future results of operations. Certain orders in backlog are subject to customary documentation and completion of terms. Customers may attempt to cancel or modify orders in backlog. Subsequent to the quarter, we agreed in principle to remove 575 units in backlog in exchange for financial consideration. Historically, little variation has been experienced between the quantity ordered and the quantity actually delivered, though the timing of deliveries may be modified from time to time. We cannot guarantee that our reported backlog will convert to revenue in any particular period, if at all.

THE GREENBRIER COMPANIES, INC.

Three Months Ended November 30, 2019 Compared to Three Months Ended November 30, 2018
Overview
Revenue, cost of revenue, margin and operating profit presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three Months Ended November 30,
(In thousands)	2019	2018
Revenue:
Manufacturing	$657,367	$471,789
Wheels, Repair & Parts	86,608	108,543
Leasing & Services	25,384	24,191

	769,359	604,523
Cost of revenue:
Manufacturing	581,912	417,805
Wheels, Repair & Parts	81,892	100,978
Leasing & Services	13,366	13,207

	677,170	531,990
Margin:
Manufacturing	75,455	53,984
Wheels, Repair & Parts	4,716	7,565
Leasing & Services	12,018	10,984

	92,189	72,533
Selling and administrative	54,364	50,432
Net gain on disposition of equipment	(3,959)	(14,353)

Earnings from operations	41,784	36,454
Interest and foreign exchange	12,852	4,404

Earnings before income taxes and earnings from unconsolidated affiliates	28,932	32,050
Income tax expense	(5,994)	(9,135)

Earnings before earnings from unconsolidated affiliates	22,938	22,915
Earnings from unconsolidated affiliates	1,073	467

Net earnings	24,011	23,382
Net earnings attributable to noncontrolling interest	(16,342)	(5,426)

Net earnings attributable to Greenbrier	$7,669	$17,956

Diluted earnings per common share	$0.23	$0.54

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

	Three Months Ended November 30,
(In thousands)	2019	2018
Operating profit (loss):
Manufacturing	$53,143	$36,855
Wheels, Repair & Parts	1,114	3,247
Leasing & Services	9,777	17,513
Corporate	(22,250)	(21,161)

	$41,784	$36,454

THE GREENBRIER COMPANIES, INC.

Consolidated Results

	Three Months Ended November 30,		Increase	%
(In thousands)	2019	2018	(Decrease)	Change
Revenue	$769,359	$604,523	$164,836	27.3%
Cost of revenue	$677,170	$531,990	$145,180	27.3%
Margin (%)	12.0%	12.0%	—	*
Net earnings attributable to Greenbrier	$7,669	$17,956	$(10,287)	(57.3%)

*	Not meaningful

As of July 26, 2019, the consolidated results included the results of the manufacturing business of ARI. This contributed to the increase in revenue and cost of revenue for the three months ended November 30, 2019 compared to the prior year.
Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.
The 27.3% increase in revenue for the three months ended November 30, 2019 as compared to the three months ended November 30, 2018 was primarily due to a 39.3% increase in Manufacturing revenue primarily attributed to a 40.5% increase in the volume of railcar deliveries. This was partially offset by a 20.2% decrease in Wheels, Repair & Parts revenue primarily due to lower wheelset and component volumes due to lower demand, lower repair revenue primarily from four fewer shops in the current period and a decrease in scrap metal pricing.
The 27.3% increase in cost of revenue for the three months ended November 30, 2019 as compared to the three months ended November 30, 2018 was primarily due to a 39.3% increase in Manufacturing cost of revenue primarily attributed to a 40.5% increase in the volume of railcar deliveries. This was partially offset by an 18.9% decrease in Wheels, Repair & Parts cost of revenue primarily due to lower costs associated with a reduction in wheelset and component volumes and lower costs from four fewer repair shops in the current period.
Margin as a percentage of revenue was 12.0% for both the three months ended November 30, 2019 and 2018. The overall margin as a percentage of revenue was positively impacted by an increase in Manufacturing margin to 11.5% from 11.4% primarily attributed to a change in product mix partially offset by operating inefficiencies at some of our manufacturing facilities. The overall margin as a percentage of revenue was negatively impacted by a decrease in Wheels, Repair & Parts margin to 5.4% from 7.0% primarily attributed to operating at lower volumes and a decrease in scrap metal pricing.
Net earnings attributable to Greenbrier is impacted by our operating activities and noncontrolling interest associated with our 50/50 joint venture at one of our Mexican railcar manufacturing facilities and our 75% interest in Greenbrier-Astra Rail, both of which we consolidate for financial reporting purposes. The $10.3 million decrease in Net earnings attributable to Greenbrier for the three months ended November 30, 2019 as compared to the three months ended November 30, 2018 was primarily attributable to an increase in Net earnings attributable to noncontrolling interest, which is deducted from Net earnings. The decrease in Net earnings attributable to Greenbrier was also due to a reduction in Net gain on disposition of equipment and an increase in Interest and foreign exchange primarily due a change in the Mexican Peso relative to the U.S. Dollar and interest expense associated with our $300 million of senior term debt issued in July 2019. These were partially offset by an increase in margin primarily attributed to a 40.5% increase in the volume of railcar deliveries.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

	Three Months Ended November 30,		Increase	%
(In thousands)	2019	2018	(Decrease)	Change
Revenue	$657,367	$471,789	$185,578	39.3%
Cost of revenue	$581,912	$417,805	$164,107	39.3%
Margin (%)	11.5%	11.4%	0.1%	*
Operating profit ($)	$53,143	$36,855	$16,288	44.2%
Operating profit (%)	8.1%	7.8%	0.3%	*
Deliveries	5,900	4,200	1,700	40.5%

*	Not meaningful

As of July 26, 2019, the Manufacturing segment included the results of the manufacturing business of ARI which is consolidated for financial reporting purposes. This contributed to the increase in Manufacturing revenue and cost of revenue for the three months ended November 30, 2019 compared to the prior year.
Manufacturing revenue increased $185.6 million or 39.3% for the three months ended November 30, 2019 compared to the three months ended November 30, 2018. The increase in revenue was primarily attributed to a 40.5% increase in the volume of railcar deliveries. Manufacturing revenue for the three months ended November 30, 2019 included $103.5 million in revenue associated with the acquired manufacturing business of ARI.
Manufacturing cost of revenue increased $164.1 million or 39.3% for the three months ended November 30, 2019 compared to the three months ended November 30, 2018. The increase in cost of revenue was primarily attributed to a 40.5% increase in the volume of railcar deliveries. Manufacturing cost of revenue for the three months ended November 30, 2019 included $106.1 million in costs associated with the acquired manufacturing business of ARI.
Manufacturing margin as a percentage of revenue increased 0.1% for the three months ended November 30, 2019 compared to the three months ended November 30, 2018. The increase was primarily attributed to a change in product mix partially offset by operating inefficiencies at our recently acquired manufacturing facilities.
Manufacturing operating profit increased $16.3 million or 44.2% for the three months ended November 30, 2019 compared to the three months ended November 30, 2018. The increase was primarily attributed to an increase in the volume of railcar deliveries. This was partially offset by operating inefficiencies and integration and acquisition-related expenses from the newly acquired manufacturing business of ARI.

THE GREENBRIER COMPANIES, INC.

Wheels, Repair & Parts Segment

	Three Months Ended November 30,		Increase (Decrease)	% Change
(In thousands)	2019	2018
Revenue	$86,608	$108,543	$(21,935)	(20.2%)
Cost of revenue	$81,892	$100,978	$(19,086)	(18.9%)
Margin (%)	5.4%	7.0%	(1.6%)	*
Operating profit ($)	$1,114	$3,247	$(2,133)	(65.7%)
Operating profit (%)	1.3%	3.0%	(1.7%)	*

*	Not meaningful

Wheels, Repair & Parts revenue decreased $21.9 million or 20.2% for the three months ended November 30, 2019 compared to the three months ended November 30, 2018. The decrease was primarily due to lower wheelset and component volumes due to lower demand, lower repair revenue primarily from four fewer shops in the current period and a decrease in scrap metal pricing.
Wheels, Repair & Parts cost of revenue decreased $19.1 million or 18.9% for the three months ended November 30, 2019 compared to the three months ended November 30, 2018. The decrease was primarily due to lower costs associated with a reduction in wheelset and component volumes and four fewer repair shops in the current period.
Wheels, Repair & Parts margin as a percentage of revenue decreased 1.6% for the three months ended November 30, 2019 compared to the three months ended November 30, 2018. The decrease was primarily attributed to operating at lower volumes and a decrease in scrap metal pricing.
Wheels, Repair & Parts operating profit decreased $2.1 million or 65.7% for the three months ended November 30, 2019 compared to the three months ended November 30, 2018. The decrease was primarily due to a reduction in volumes and a decrease in scrap metal pricing.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

	Three Months Ended November 30,		Increase (Decrease)	% Change
(In thousands)	2019	2018
Revenue	$25,384	$24,191	$1,193	4.9%
Cost of revenue	$13,366	$13,207	$159	1.2%
Margin (%)	47.3%	45.4%	1.9%	*
Operating profit ($)	$9,777	$17,513	$(7,736)	(44.2%)
Operating profit (%)	38.5%	72.4%	(33.9%)	*

*	Not meaningful

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
Leasing & Services revenue increased $1.2 million or 4.9% for the three months ended November 30, 2019 compared to the three months ended November 30, 2018. The increase was primarily attributed to higher leasing revenue from our lease fleet and an increase in management services revenue.
Leasing & Services cost of revenue increased $0.2 million or 1.2% for the three months ended November 30, 2019 compared to the three months ended November 30, 2018. The increase was primarily due to higher costs associated with an increase in management services activity.
Leasing & Services margin as a percentage of revenue increased 1.9% for the three months ended November 30, 2019 compared to the three months ended November 30, 2018. The increase in margin was primarily attributed to lower transportation costs.
Leasing & Services operating profit decreased $7.7 million or 44.2% for the three months ended November 30, 2019 compared to the three months ended November 30, 2018. The decrease was primarily attributed to a $7.5 million decrease in net gain on disposition of equipment.

THE GREENBRIER COMPANIES, INC.

Selling and Administrative Expense

	Three Months Ended November 30,		Increase (Decrease)	% Change
(In thousands)	2019	2018
Selling and administrative expense	$54,364	$50,432	$3,932	7.8%

Selling and administrative expense was $54.4 million or 7.1% of revenue for the three months ended November 30, 2019 compared to $50.4 million or 8.3% of revenue for the prior comparable period. The $3.9 million increase was primarily attributed to $3.0 million from the addition of the manufacturing business of ARI selling and administrative costs and a $0.9 million increase in employee related costs.
Net Gain on Disposition of Equipment
Net gain on disposition of equipment was $4.0 million for the three months ended November 30, 2019 compared to $14.4 million for the prior comparable period. Net gain on disposition of equipment primarily includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity; and disposition of property, plant and equipment.
Other Costs
Interest and foreign exchange expense was composed of the following:

	Three Months Ended November 30,		Increase (Decrease)
(In thousands)	2019	2018
Interest and foreign exchange:
Interest and other expense	$10,239	$7,165	$3,074
Foreign exchange (gain) loss	2,613	(2,761)	5,374

	$12,852	$4,404	$8,448

The $8.4 million increase in interest and foreign exchange expense from the prior comparable period was primarily attributed to a $2.6 million foreign exchange loss for the three months ended November 30, 2019 compared to a $2.8 million foreign exchange gain in the prior comparable period. The change in foreign exchange (gain) loss was primarily attributed to the change in the Mexican Peso relative to the U.S. Dollar. The increase in interest and foreign exchange expense was also due to interest expense associated with our $300 million of senior term debt issued in July 2019.

THE GREENBRIER COMPANIES, INC.

Income Tax
The effective tax rate for the three months ended November 30, 2019 was 20.7% compared to a 28.5% rate for the three months ended November 30, 2018. The decrease in the effective rate from the prior year was primarily attributable to favorable foreign tax discrete items in the current year versus unfavorable discrete items in the first quarter of 2019. Excluding the impact of discrete items in both periods, the effective tax rate was 24.0% for the three months ended November 30, 2019 compared to 24.3% in the prior comparable period.
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
Earnings from unconsolidated affiliates was $1.1 million for the three months ended November 30, 2019 compared to $0.5 million for the three months ended November 30, 2018. The increase was primarily related to earnings from our investment in Axis, a joint venture that manufactures and sells axles to its joint venture partners. We obtained our ownership interest in Axis as part of the acquisition of the manufacturing business of ARI on July 26, 2019.
Noncontrolling Interest
Net earnings attributable to noncontrolling interest was $16.3 million for the three months ended November 30, 2019 compared to $5.4 million in the prior comparable period, which primarily represents our joint venture partner’s share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

THE GREENBRIER COMPANIES, INC.

Liquidity and Capital Resources

	Three Months Ended November 30,
(In thousands)	2019	2018
Net cash used in operating activities	$(70,319)	$(97,119)
Net cash provided by (used in) investing activities	7,199	(3,789)
Net cash provided by (used in) financing activities	(14,098)	35,542
Effect of exchange rate changes	981	(2,439)

Decrease in cash and cash equivalents and restricted cash	$(76,237)	$(67,805)

We have been financed through cash generated from operations and borrowings. At November 30, 2019, cash and cash equivalents and restricted cash were $262.3 million, a decrease of $76.2 million from $338.5 million at August 31, 2019.
The change in cash used in operating activities for the three months ended November 30, 2019 compared to the three months ended November 30, 2018 was primarily due to a change in cash flows associated with leased railcars for syndication and a net change in working capital.
Cash provided by (used in) investing activities primarily related to investment activity with our unconsolidated affiliates and capital expenditures net of proceeds from the sale of assets. The change in cash provided by (used in) investing activities for the three months ended November 30, 2019 compared to the three months ended November 30, 2018 was primarily attributable to a decrease of investments in and advances to unconsolidated affiliates.
Capital expenditures totaled $23.2 million and $28.7 million for the three months ended November 30, 2019 and 2018, respectively. Manufacturing capital expenditures were approximately $18.8 million and $17.5 million for the three months ended November 30, 2019 and 2018, respectively. Capital expenditures for Manufacturing are expected to be approximately $95 million in 2020 and primarily relate to enhancements of our existing manufacturing facilities. Wheels, Repair & Parts capital expenditures were approximately $1.5 million and $2.1 million for the three months ended November 30, 2019 and 2018, respectively. Capital expenditures for Wheels, Repair & Parts are expected to be approximately $15 million in 2020 for enhancements of our existing facilities. Leasing & Services and corporate capital expenditures were approximately $2.9 million and $9.1 million for the three months ended November 30, 2019 and 2018, respectively. Leasing & Services and corporate capital expenditures for 2020 are expected to be approximately $30 million. Proceeds from sales of leased railcar equipment are expected to be $95 million for 2020. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity.
Proceeds from the sale of assets, which primarily related to sales of railcars from our lease fleet within Leasing & Services, were approximately $27.5 million and $34.5 million for the three months ended November 30, 2019 and 2018, respectively.
The change in cash provided by (used in) financing activities for the three months ended November 30, 2019 compared to the three months ended November 30, 2018 was primarily attributed to a decrease in the proceeds of debt, net of repayments and a change in the net activities with joint venture partners.
A quarterly dividend of $0.27 per share was declared on January 7, 2020, which was an increase from $0.25 per share.

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
Senior secured credit facilities, consisting of three components, aggregated to $705.9 million as of November 30, 2019. We had an aggregate of $342.4 million available to draw down under committed credit facilities as of November 30, 2019. This amount consists of $266.0 million available on the North American credit facility, $26.4 million on the European credit facilities and $50.0 million on the Mexican railcar manufacturing joint venture credit facilities.
As of November 30, 2019, a $600.0 million revolving line of credit, maturing June 2024, secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.50% or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.
As of November 30, 2019, lines of credit totaling $55.9 million secured by certain of our European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.1% to WIBOR plus 1.5% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of our European manufacturing operations. The European lines of credit include a $13.8 million facility which is guaranteed by us. European credit facilities are continually being renewed. Currently, these European credit facilities have maturities that range from June 2020 through July 2021.
As of November 30, 2019, our Mexican railcar manufacturing joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $30.0 million. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw against this facility through March 2024. The second line of credit provides up to $20.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2021.
As of November 30, 2019, outstanding commitments under the senior secured credit facilities consisted of $24.9 million in letters of credit under the North American credit facility and $29.5 million outstanding under the European credit facilities.
The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into capital leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of November 30, 2019, we were in compliance with all such restrictive covenants.

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
As of November 30, 2019, we had a $4.5 million note receivable from Amsted-Maxion Cruzeiro, our unconsolidated Brazilian castings and components manufacturer and an $18.0 million note receivable balance from Greenbrier-Maxion, our unconsolidated Brazilian railcar manufacturer. These note receivables are included on the Consolidated Balance Sheet in Accounts receivable, net. In the future, we may make loans to or provide guarantees for Amsted-Maxion Cruzeiro or Greenbrier-Maxion.
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
Revenue recognition
– We measure revenue at the amounts that reflect the consideration to which we expect to be entitled in exchange for transferring control of goods and services to customers. We recognize revenue either at the point in time or over the period of time that performance obligations to customers are satisfied. Payment terms vary by segment and product type and are generally due within normal commercial terms. Our contracts with customers may include multiple performance obligations (e.g. railcars, maintenance, management services, etc.). For such arrangements, we allocate revenues to each performance obligation based on its relative standalone selling price. We have disaggregated revenue from contracts with customers into categories which describe the principal activities from which we generate our revenues.

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
We typically recognize marine vessel manufacturing revenue over time using the cost input method, based on progress toward contract completion measured by actual costs incurred to date in relation to the estimate of total expected costs. This method best depicts our performance in completing the construction of the marine vessel for the customer and is consistent with the percentage of completion method used prior to the adoption of Topic 606.
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
Leasing & Services
We own a fleet of new and used railcars which are leased to third-party customers. Lease revenue is recognized over the lease-term in the period in which it is earned.
Syndication transactions represent new and used railcars which have been placed on lease to a customer and which we intend to sell to an investor with the lease attached. At the time of such sale, revenue and cost of revenue associated with railcars that we have manufactured are recognized in the Manufacturing segment; while revenue and cost of revenue associated with railcars which were obtained from a third-party with the intent to resell them and subsequently sold, are recognized in the Leasing & Services segment.
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
Goodwill and acquired intangible assets
– We periodically acquire businesses in purchase transactions in which the allocation of the purchase price may result in the recognition of goodwill and other intangible assets. The determination of the value of such intangible assets requires management to make estimates and assumptions. These estimates affect the amount of future period amortization and possible impairment charges.
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

THE GREENBRIER COMPANIES, INC.

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
Our goodwill balance was $129.5 million as of November 30, 2019 of which $86.2 million related to our Manufacturing segment and $43.3 million related to our Wheels, Repair & Parts segment.

THE GREENBRIER COMPANIES, INC.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecast foreign currency sales and expenses. At November 30, 2019 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros and Pound Sterling; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $71.4 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.
In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At November 30, 2019, net assets of foreign subsidiaries aggregated $157.2 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $15.7 million, or 1.2% of Total equity – Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.
Interest Rate Risk
We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $258.6 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At November 30, 2019, 66% of our outstanding debt had fixed rates and 34% had variable rates. At November 30, 2019, a uniform 10% increase in variable interest rates would result in approximately $0.6 million of additional annual interest expense.

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
Changes in Internal Control over Financial Reporting
In the three months ended November 30, 2019, the Company implemented controls relating to the adoption of the new lease accounting standard (ASC 842:
Leases
). There have been no other changes in our internal control over financial reporting during the quarter ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE GREENBRIER COMPANIES, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There is hereby incorporated by reference the information disclosed in Note 15 to Consolidated Financial Statements, Part I of this quarterly report.
Item 1A. Risk Factors
This Form
10-Q
should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form
10-K
for the year ended August 31, 2019. There have been no material changes in the risk factors described in our Annual Report on Form
10-K
for the year ended August 31, 2019.
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
There were no shares repurchased under the share repurchase program during the three months ended November 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2019 – September 30, 2019	—	—	—	$100,000,000
October 1, 2019 – October 31, 2019	—	—	—	$100,000,000
November 1, 2019 – November 30, 2019	—	—	—	$100,000,000

	—		—

THE GREENBRIER COMPANIES, INC.
Item 6. Exhibits
(a)	List of Exhibits:

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (Formatted as inline XBRL and contained in Exhibit 101).

THE GREENBRIER COMPANIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date:	January 8, 2020	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President,
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)