Form 10-Q
period 2020-02-29
GREENBRIER COMPANIES INC
filed 2020-04-07
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 29, 2020

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

Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, without par value, outstanding on April 1, 2020 was 32,667,665 shares.

FORM 10-Q

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

Forward-looking statements are based on currently available operating, financial and market information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to:

•

the COVID-19 coronavirus pandemic and the governmental reaction to COVID-19 having a materially negative impact on our business, liquidity and financial position, results of operations, stock price, and our ability to convert backlog to revenue as more fully described in Part II Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q;

•	the cyclical nature of our business, economic downturns and a rising interest rate environment;
•

changes in our product mix or decline in revenue due to shifts in demand or fluctuations in commodity and energy prices caused by a number of factors including, among others, COVID-19 and related governmental action, or a significant decline in oil prices;

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

THE GREENBRIER COMPANIES, INC.

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

THE GREENBRIER COMPANIES, INC.

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

The foregoing risks are described in more detail in Part II Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and Part I Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K, which are incorporated herein by reference. You are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s opinions only as of the date hereof. Except as otherwise required by law, we do not assume any obligation to update any forward-looking statements. All references to years refer to the fiscal years ended August 31st unless otherwise noted.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	February 29, 2020	August 31, 2019
Assets
Cash and cash equivalents	$169,899	$329,684
Restricted cash	8,569	8,803
Accounts receivable, net	326,229	373,383
Inventories	709,115	664,693
Leased railcars for syndication	255,073	182,269
Equipment on operating leases, net	385,974	366,688
Property, plant and equipment, net	723,326	717,973
Investment in unconsolidated affiliates	79,082	91,818
Intangibles and other assets, net	160,709	125,379
Goodwill	129,684	129,947
	$2,947,660	$2,990,637
Liabilities and Equity
Revolving notes	$37,196	$27,115
Accounts payable and accrued liabilities	499,898	568,360
Deferred income taxes	9,173	13,946
Deferred revenue	70,869	85,070
Notes payable, net	811,860	822,885

Commitments and contingencies (Note 15)

Contingently redeemable noncontrolling interest	30,782	31,564

Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 32,642 and 32,488 shares outstanding at February 29, 2020 and August 31, 2019	—	—
Additional paid-in capital	458,908	453,943
Retained earnings	875,885	867,602
Accumulated other comprehensive loss	(48,321)	(44,815)
Total equity – Greenbrier	1,286,472	1,276,730
Noncontrolling interest	201,410	164,967
Total equity	1,487,882	1,441,697
	$2,947,660	$2,990,637

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts, unaudited)

	Three Months		Six Months
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Revenue
Manufacturing	$489,943	$476,019	$1,147,310	$947,808
Wheels, Repair & Parts	91,225	125,278	177,833	233,821
Leasing & Services	42,680	57,374	68,064	81,565
	623,848	658,671	1,393,207	1,263,194
Cost of revenue
Manufacturing	422,309	442,996	1,004,221	860,801
Wheels, Repair & Parts	84,373	118,455	166,265	219,433
Leasing & Services	30,830	43,376	44,196	56,583
	537,512	604,827	1,214,682	1,136,817
Margin	86,336	53,844	178,525	126,377
Selling and administrative expense	54,597	47,892	108,961	98,324
Net gain on disposition of equipment	(6,697)	(12,102)	(10,656)	(26,455)
Earnings from operations	38,436	18,054	80,220	54,508
Other costs
Interest and foreign exchange	12,609	9,237	25,461	13,641
Earnings before income taxes and earnings (loss) from unconsolidated affiliates	25,827	8,817	54,759	40,867
Income tax expense	(7,463)	(2,248)	(13,457)	(11,383)
Earnings before earnings (loss) from unconsolidated affiliates	18,364	6,569	41,302	29,484
Earnings (loss) from unconsolidated affiliates	1,651	(786)	2,724	(319)
Net earnings	20,015	5,783	44,026	29,165
Net earnings attributable to noncontrolling interest	(6,386)	(3,018)	(22,728)	(8,444)
Net earnings attributable to Greenbrier	$13,629	$2,765	$21,298	$20,721
Basic earnings per common share	$0.42	$0.08	$0.65	$0.63
Diluted earnings per common share	$0.41	$0.08	$0.64	$0.63
Weighted average common shares:
Basic	32,661	32,628	32,645	32,634
Diluted	33,482	33,206	33,382	33,149
Dividends declared per common share	$0.27	$0.25	$0.52	$0.50

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months		Six Months
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net earnings	$20,015	$5,783	$44,026	$29,165

Other comprehensive income (loss)
Translation adjustment	(703)	1,745	(2,286)	(2,186)
Reclassification of derivative financial instruments recognized in net earnings [1]	168	701	477	1,170
Unrealized loss on derivative financial instruments [2]	(3,638)	(1,035)	(1,484)	(3,337)
Other (net of tax effect)	242	306	(221)	76
	(3,931)	1,717	(3,514)	(4,277)
Comprehensive income	16,084	7,500	40,512	24,888
Comprehensive income attributable to noncontrolling interest	(6,384)	(3,012)	(22,720)	(8,423)
Comprehensive income attributable to Greenbrier	$9,700	$4,488	$17,792	$16,465

[1]

Net of tax effect of ($0.1 million) and ($0.2 million) for the three months ended February 29, 2020 and February 28, 2019 and ($0.2 million) and ($0.4 million) for the six months ended February 29, 2020 and February 28, 2019

[2]

Net of tax effect of $1.3 million and $0.2 million for the three months ended February 29, 2020 and February 28, 2019 and $0.7 million and $1.1 million for the six months ended February 29, 2020 and February 28, 2019

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Condensed Consolidated Statements of Equity

(In thousands, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2019	32,488	$453,943	$867,602	$(44,815)	$1,276,730	$164,967	$1,441,697	$31,564
Cumulative effect adjustment due to adoption of ASU 2016-02 (See Note 1)	—	—	4,393	—	4,393	—	4,393	—
Net earnings	—	—	21,298	—	21,298	23,510	44,808	(782)
Other comprehensive loss, net	—	—	—	(3,506)	(3,506)	(8)	(3,514)	—
Noncontrolling interest adjustments	—	—	—	—	—	9,038	9,038	—
Joint venture partner distribution declared	—	—	—	—	—	(8,172)	(8,172)	—
Noncontrolling interest acquired	—	—	—	—	—	12,075	12,075	—
Restricted stock awards (net of cancellations)	154	11,114	—	—	11,114	—	11,114	—
Unamortized restricted stock	—	(13,008)	—	—	(13,008)	—	(13,008)	—
Restricted stock amortization	—	6,859	—	—	6,859	—	6,859	—
Cash dividends ($0.52 per share)	—	—	(17,408)	—	(17,408)	—	(17,408)	—
Balance February 29, 2020	32,642	$458,908	$875,885	$(48,321)	$1,286,472	$201,410	$1,487,882	$30,782

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance November 30, 2019	32,596	$454,900	$871,300	$(44,392)	$1,281,808	$191,050	$1,472,858	$31,723
Net earnings	—	—	13,629	—	13,629	7,327	20,956	(941)
Other comprehensive loss, net	—	—	—	(3,929)	(3,929)	(2)	(3,931)	—
Noncontrolling interest adjustments	—	—	—	—	—	7,302	7,302	—
Joint venture partner distribution declared	—	—	—	—	—	(4,267)	(4,267)	—
Restricted stock awards (net of cancellations)	46	1,642	—	—	1,642	—	1,642	—
Unamortized restricted stock	—	(1,667)	—	—	(1,667)	—	(1,667)	—
Restricted stock amortization	—	4,033	—	—	4,033	—	4,033	—
Cash dividends ($0.27 per share)	—	—	(9,044)	—	(9,044)	—	(9,044)	—
Balance February 29, 2020	32,642	$458,908	$875,885	$(48,321)	$1,286,472	$201,410	$1,487,882	$30,782

THE GREENBRIER COMPANIES, INC.

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2018	32,191	$442,569	$830,898	$(23,366)	$1,250,101	$134,114	$1,384,215	$29,768
Cumulative effect adjustment due to adoption of ASU 2014-09	—	—	5,461	—	5,461	—	5,461
Net earnings	—	—	20,721	—	20,721	12,575	33,296	(4,131)
Other comprehensive loss, net	—	—		(4,256)	(4,256)	(21)	(4,277)	—
Noncontrolling interest adjustments	—	—	—	—	—	5,306	5,306	—
Joint venture partner distribution declared	—	—	—	—	—	(8,430)	(8,430)	—
Noncontrolling interest acquired	—	—	—	—	—	1,915	1,915	—
Restricted stock awards (net of cancellations)	188	12,683	—	—	12,683	—	12,683	—
Unamortized restricted stock	—	(17,445)	—	—	(17,445)	—	(17,445)	—
Restricted stock amortization	—	7,155	—	—	7,155	—	7,155	—
Cash dividends ($0.50 per share)	—	—	(16,602)	—	(16,602)	—	(16,602)	—
Balance February 28, 2019	32,379	$444,962	$840,478	$(27,622)	$1,257,818	$145,459	$1,403,277	$25,637

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance November 30, 2018	32,350	$440,958	$846,018	$(29,345)	$1,257,631	$141,590	$1,399,221	$28,449
Net earnings	—	—	2,765		2,765	5,830	8,595	(2,812)
Other comprehensive loss, net	—	—	—	1,723	1,723	(6)	1,717	—
Noncontrolling interest adjustments	—	—	—	—	—	1,387	1,387	—
Joint venture partner distribution declared	—	—	—	—	—	(5,257)	(5,257)	—
Noncontrolling interest acquired	—	—	—	—	—	1,915	1,915	—
Restricted stock awards (net of cancellations)	29	1,267	—	—	1,267	—	1,267	—
Unamortized restricted stock	—	(1,282)	—	—	(1,282)	—	(1,282)	—
Restricted stock amortization	—	4,019	—	—	4,019	—	4,019	—
Cash dividends ($0.25 per share)	—	—	(8,305)	—	(8,305)	—	(8,305)	—
Balance February 28, 2019	32,379	$444,962	$840,478	$(27,622)	$1,257,818	$145,459	$1,403,277	$25,637

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months
	February 29, 2020	February 28, 2019
Cash flows from operating activities
Net earnings	$44,026	$29,165
Adjustments to reconcile net earnings to net cash used in operating activities:
Deferred income taxes	(6,714)	(3,405)
Depreciation and amortization	59,338	40,815
Net gain on disposition of equipment	(10,656)	(26,455)
Accretion of debt discount	2,718	2,165
Stock based compensation expense	7,237	7,311
Noncontrolling interest adjustments	9,038	5,306
Other	(39)	1,809
Decrease (increase) in assets:
Accounts receivable, net	46,109	23,298
Inventories	(55,158)	(154,388)
Leased railcars for syndication	(123,033)	(76,386)
Other	(39,433)	(11,274)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(67,988)	28,458
Deferred revenue	1,381	(13,041)
Net cash used in operating activities	(133,174)	(146,622)
Cash flows from investing activities
Proceeds from sales of assets	41,827	63,879
Capital expenditures	(40,834)	(98,176)
Investment in and advances to unconsolidated affiliates	(1,500)	(11,393)
Cash distribution from unconsolidated affiliates and other	11,273	1,986
Net cash provided by (used in) investing activities	10,766	(43,704)
Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	10,246	(6,007)
Proceeds from issuance of notes payable	—	225,000
Repayments of notes payable	(17,120)	(176,641)
Debt issuance costs	—	(2,770)
Dividends	(17,312)	(16,651)
Cash distribution to joint venture partner	(8,706)	(5,058)
Tax payments for net share settlement of restricted stock	(1,895)	(4,762)
Net cash provided by (used in) financing activities	(34,787)	13,111
Effect of exchange rate changes	(2,824)	825
Decrease in cash and cash equivalents and restricted cash	(160,019)	(176,390)
Cash and cash equivalents and restricted cash
Beginning of period	338,487	539,474
End of period	$178,468	$363,084
Balance Sheet Reconciliation:
Cash and cash equivalents	$169,899	$341,500
Restricted cash	8,569	21,584
Total cash and cash equivalents and restricted cash as presented above	$178,468	$363,084

Interest	$11,608	$8,600
Income taxes, net	$25,503	$31,494
Non-cash activity
Transfer from Leased railcars for syndication to Equipment on operating leases, net	$55,739	$42,809
Capital expenditures accrued in Accounts payable and accrued liabilities	$3,237	$11,812
Change in Accounts payable and accrued liabilities associated with dividends declared	$(96)	$50
Conversion of unconsolidated affiliate note receivable to Investment in unconsolidated affiliates	$4,760	$—
Change in Accounts payable and accrued liabilities associated with cash distributions to joint venture partner	$535	$(3,372)

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) as of February 29, 2020, for the three and six months ended February 29, 2020 and for the three and six months ended February 28, 2019 have been prepared to reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. The results of operations for the three and six months ended February 29, 2020 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2020.

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

Initial Adoption of Accounting Standards

Lease accounting

On September 1, 2019, the Company adopted Accounting Standards Update 2016-02, Leases (Topic 842). The new guidance supersedes existing guidance on accounting for leases in Topic 840 and is intended to increase the transparency and comparability of accounting for lease transactions. Topic 842 requires most leases to be recognized on the balance sheet by recording a right-of-use (ROU) asset and a lease liability. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the prior model, but updated to align with certain changes to the lessee model and Topic 606: Contracts with Customers.

The Company adopted the provisions of the new standard using the modified retrospective adoption method, utilizing the simplified transition option which allows entities to continue to apply the legacy guidance in Topic 840 in the comparative periods presented in the year of adoption. The Company elected the “package of practical expedients,” which allows it to not reassess under the new guidance prior conclusions about lease identification, lease classification, and initial direct costs. The Company did not elect the use-of-hindsight practical expedient. The Company elected to not separate lease and non-lease components. The Company elected the short-term lease recognition exemption for all leases that qualify, which means it will not recognize ROU assets or lease liabilities for leases with lease terms of less than twelve months. Following the adoption of Topic 842, the Company will utilize both Topic 842 and Topic 606: Contracts with Customers when evaluating retained risk of services and other performance obligations in conjunction with selling railcars with a lease attached as part of the syndication model.

As a result of adoption, the Company recognized operating lease ROU assets and lease liabilities of $40.4 and $41.6 million, respectively, as of September 1, 2019. The Company also recognized an immaterial finance lease asset and corresponding lease liability. Additionally, the Company derecognized certain existing property, plant and equipment and deferred revenue for railcar transactions previously not qualifying as sales due to continuing involvement, that now qualify as sales under the new guidance. The gain associated with this change in accounting, was mostly offset by the recognition of a new guarantee liability. The adoption of this new standard also required the Company to eliminate deferred gains associated with certain sale-leaseback transactions. A cumulative-effect adjustment of $4.4 million was recorded as an increase to retained earnings as of September 1, 2019.

THE GREENBRIER COMPANIES, INC.

Derivatives and Hedging

In August 2017, the FASB issued Accounting Standards Update 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). This update improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance. The guidance expands the ability to qualify for hedge accounting for non-financial and financial risk components, reduces complexity in fair value hedges of interest rate risk and eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. The Company adopted this guidance effective September 1, 2019 and it did not have a material impact on our consolidated financial statements.

Prospective Accounting Changes

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued Accounting Standard Update 2016-13, Financial Instruments – Credit Losses (ASU 2016-13). This update introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new guidance will apply to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures. The new guidance will also apply to debt securities and other financial assets measured at fair value through other comprehensive income. The new guidance is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company plans to adopt this guidance beginning September 1, 2020. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

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

The opening and closing balances of the Company’s contract balances are as follows:

(in thousands)	Balance sheet classification	February 29, 2020	August 31, 2019	$ change
Contract assets	Inventories	$7,472	$10,196	$(2,724)
Contract liabilities [1]	Deferred revenue	$55,844	$52,118	$3,726

[1]	Contract liabilities balance includes deferred revenue within the scope of Topic 606.

For the three and six months ended February 29, 2020, the Company recognized $3.8 million and $24.5 million of revenue that was included in Contract liabilities as of August 31, 2019.

THE GREENBRIER COMPANIES, INC.

Performance obligations

As of February 29, 2020, the Company has entered into contracts with customers for which revenue has not yet been recognized. The following table outlines estimated revenue related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(in millions)	February 29, 2020
Revenue type:
Manufacturing – Railcar sales	$2,698.1
Manufacturing – Marine	$58.8
Services	$140.1
Other	$43.6

Manufacturing – Railcars intended for syndication [1]	$261.5

[1]	Not a performance obligation as defined in Topic 606: Contracts with Customers

Based on current production and delivery schedules and existing contracts, approximately $0.9 billion of the Railcar sales amount is expected to be recognized in the remaining six months of 2020 while the remaining amount is expected to be recognized through 2024. The table above excludes estimated revenue to be recognized at the Company’s Brazilian manufacturing operation, as they are accounted for under the equity method.

Revenue amounts reflected in Railcars intended for syndication may be syndicated to third parties or held in the Company’s fleet depending on a variety of factors.

Marine revenue is expected to be recognized through 2021 as vessel construction is completed.

Services includes management and maintenance services of which approximately 51% are expected to be performed through 2024 and the remaining amount through 2037.

Note 3 – Acquisitions

Manufacturing business of American Railcar Industries, Inc. (ARI)

On July 26, 2019, the Company completed its acquisition of the manufacturing business of ARI for a purchase price of approximately $417.2 million. In connection with the acquisition, the Company acquired two railcar manufacturing facilities in Arkansas, as well as other facilities which produce a range of railcar components and parts and create enhanced vertical integration for our manufacturing operations. The purchase price included approximately $8.5 million for capital expenditures on railcar lining operations and other facility improvements. Included in the acquisition were equity interests in two railcar component manufacturing businesses which Greenbrier accounts for under the equity method of accounting and recognized at their respective fair value as investments in unconsolidated affiliates.

The purchase price was funded by, and consisted of, a combination of cash on hand, the proceeds of a $300 million secured term loan, the issuance to the seller of a $50 million senior convertible note and a payable to the seller for a working capital true-up amount.

For the six months ended February 29, 2020, the operations contributed by ARI’s manufacturing business generated revenues of $210.7 million and a net loss of $1.5 million, which are reported in the Company’s consolidated financial statements as part of the Manufacturing segment.

THE GREENBRIER COMPANIES, INC.

The preliminary purchase price of the net assets acquired from ARI was allocated as follows:

(in thousands)
Accounts receivable, net	$27,659
Inventories	98,053
Property, plant and equipment, net	225,045
Investments in unconsolidated affiliates	40,314
Intangibles and other assets, net	36,785
Goodwill	56,514
Total assets acquired	484,370
Total liabilities assumed	67,174
Net assets acquired	$417,196

The above purchase price allocation, including the residual amount allocated to goodwill, is based on preliminary information and is subject to change as additional information is obtained related to the amounts allocated to the assets acquired and liabilities assumed. As a result of the proximity of the acquisition date to August 31, 2019 and as we did not acquire 100% of ARI, the values of all assets acquired and liabilities assumed are preliminary. During the measurement period, which may extend up to 12 months after the date of acquisition, the Company will adjust these assets and liabilities if new information is obtained about the facts and circumstances that existed as of the acquisition date and revised amounts will be recorded as of that date. The effect of measurement period adjustments to the estimated amounts will be reflected on a prospective basis and were not material during the three months ended February 29, 2020.

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

Note 4 – Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in first-out method. Work-in-process includes material, labor and overhead. Finished goods includes completed wheels, parts and railcars not on lease or in transit. The following table summarizes the Company’s inventory balance:

(In thousands)	February 29, 2020	August 31, 2019
Manufacturing supplies and raw materials	$352,291	$387,015
Work-in-process	161,616	156,614
Finished goods	206,035	130,576
Excess and obsolete adjustment	(10,827)	(9,512)
	$709,115	$664,693

THE GREENBRIER COMPANIES, INC.

Note 5 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	February 29, 2020	August 31, 2019
Intangible assets subject to amortization:
Customer relationships	$89,722	$89,722
Accumulated amortization	(52,691)	(48,850)
Other intangibles	33,845	34,031
Accumulated amortization	(8,188)	(6,908)
	62,688	67,995
Intangible assets not subject to amortization	5,107	5,450
Prepaid and other assets	18,779	15,749
Operating lease ROU assets	34,624	—
Nonqualified savings plan investments	31,766	27,967
Revolving notes issuance costs, net	4,095	4,568
Assets held for sale	3,650	3,650
Total Intangible and other assets, net	$160,709	$125,379

Amortization expense was $2.7 million and $5.5 million for the three and six months ended February 29, 2020 and $1.4 million and $3.4 million for the three and six months ended February 28, 2019. Amortization expense for the years ending August 31, 2020, 2021, 2022, 2023 and 2024 is expected to be $10.9 million, $10.9 million, $7.6 million, $6.3 million and $6.3 million, respectively.

Note 6 – Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $706.0 million as of February 29, 2020.

As of February 29, 2020, a $600.0 million revolving line of credit, maturing June 2024, secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.50% or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of February 29, 2020, lines of credit totaling $56.0 million secured by certain of the Company’s European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.1% to WIBOR plus 1.5% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of the European manufacturing operations. The European lines of credit include $14.0 million of facilities which are guaranteed by the Company. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from June 2020 through July 2021.

As of February 29, 2020, the Company’s Mexican railcar manufacturing joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $30.0 million. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw against this facility through March 2024. The second line of credit provides up to $20.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2021.

THE GREENBRIER COMPANIES, INC.

As of February 29, 2020, outstanding commitments under the senior secured credit facilities consisted of $27.5 million in letters of credit under the North American credit facility and $37.2 million outstanding under the European credit facilities. As of February 29, 2020, the Company had an aggregate of $451.1 million available to draw down under committed credit facilities.

As of August 31, 2019, outstanding commitments under the senior secured credit facilities consisted of $24.4 million in letters of credit under the North American credit facility and $27.1 million outstanding under the European credit facilities.

Note 7 – Accounts Payable and Accrued Liabilities

(In thousands)	February 29, 2020	August 31, 2019
Trade payables	$220,123	$302,009
Other accrued liabilities	105,206	108,939
Operating lease liabilities	35,996	—
Accrued payroll and related liabilities	91,723	106,669
Accrued warranty	46,850	46,678
Income taxes payable	—	4,065
	$499,898	$568,360

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

Warranty accrual activity:

	Three Months		Six Months
(In thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Balance at beginning of period	$47,110	$26,264	$46,678	$27,395
Charged to cost of revenue, net	884	1,412	3,262	2,853
Payments	(1,136)	(2,612)	(3,135)	(4,796)
Currency translation effect	(8)	(70)	45	(458)
Balance at end of period	$46,850	$24,994	$46,850	$24,994

Note 9 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2019	$(8,841)	$(34,194)	$(1,780)	$(44,815)
Other comprehensive loss before reclassifications	(1,484)	(2,278)	(221)	(3,983)
Amounts reclassified from Accumulated other comprehensive loss	477	—	—	477
Balance, February 29, 2020	$(9,848)	$(36,472)	$(2,001)	$(48,321)

THE GREENBRIER COMPANIES, INC.

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Income, with financial statement caption, were as follows:

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Financial Statement Caption
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$(140)	$769	Revenue and Cost of revenue
Interest rate swap contracts	369	151	Interest and foreign exchange
	229	920	Total before tax
	(61)	(219)	Income tax expense
	$168	$701	Net of tax

	Six Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Financial Statement Location
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$101	$1,257	Revenue and cost of revenue
Interest rate swap contracts	536	295	Interest and foreign exchange
	637	1,552	Total before tax
	(160)	(382)	Income tax expense
	$477	$1,170	Net of tax

Note 10 – Earnings Per Share

The shares used in the computation of basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended		Six Months Ended
(In thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Weighted average basic common shares outstanding (1)	32,661	32,628	32,645	32,634
Dilutive effect of 2.875% Convertible notes (2)	—	—	—	—
Dilutive effect of 2.25% Convertible notes (3)	—	n/a	—	n/a
Dilutive effect of restricted stock units (4)	821	578	737	515
Weighted average diluted common shares outstanding	33,482	33,206	33,382	33,149

(1)

Restricted stock grants and restricted stock units that are considered participating securities, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position.

(2)

The dilutive effect of the 2.875% Convertible notes was excluded for the three and six months ended February 29, 2020 and the three and six months ended February 28, 2019 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive.

(3)

The 2.25% Convertible notes were issued in July 2019. The dilutive effect of the 2.25% Convertible notes was excluded for the three and six months ended February 29, 2020 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive.

THE GREENBRIER COMPANIES, INC.

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

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net earnings attributable to Greenbrier	$13,629	$2,765	$21,298	$20,721
Weighted average diluted common shares outstanding	33,482	33,206	33,382	33,149
Diluted earnings per share	$0.41	$0.08	$0.64	$0.63

Note 11 – Stock Based Compensation

The value of stock based compensation awards is amortized as compensation expense from the date of grant through the earlier of the vesting period or in some instances the recipient’s eligible retirement date. Stock based compensation expense consists of restricted stock unit, restricted stock and phantom stock unit awards.

Stock based compensation expense was $4.1 million and $7.2 million for the three and six months ended February 29, 2020, respectively and $4.1 million and $7.3 million for the three and six months ended February 28, 2019, respectively. Compensation expense is recorded in Selling and administrative expense and Cost of revenue on the Consolidated Statements of Income.

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

At February 29, 2020 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros and Pound Sterling; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $54.1 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when there is a loss, or as Accounts receivable, net when there is a gain. As the contracts mature at various dates through May 2022, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At February 29, 2020 exchange rates, approximately $0.5 million would be reclassified to revenue or cost of revenue in the next year.

At February 29, 2020, an interest rate swap agreement maturing in September 2023 had a notional amount of $107.6 million and an interest rate swap agreement maturing June 2024 had a notional amount of $148.1 million. The fair value of the contracts are included on the Consolidated Balance Sheets in Accounts payable and accrued liabilities when there is a loss, or in Accounts receivable, net when there is a gain. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At February 29, 2020 interest rates, approximately $2.9 million would be reclassified to interest expense in the next year.

THE GREENBRIER COMPANIES, INC.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		February 29, 2020	August 31, 2019		February 29, 2020	August 31, 2019
(In thousands)	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$488	$64	Accounts payable and accrued liabilities	$194	$437
Interest rate swap contracts	Accounts receivable, net	—	—	Accounts payable and accrued liabilities	12,504	10,255
		$488	$64		$12,698	$10,692
Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$39	$—	Accounts payable and accrued liabilities	$281	$587

The Effect of Derivative Instruments on the Statements of Income

Three Months Ended February 29, 2020 and February 28, 2019

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives three months ended
		February 29, 2020	February 28, 2019
Foreign forward exchange contract	Interest and foreign exchange	$(165)	$115

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives three months ended,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income three months ended		Location of gain (loss) on derivative (amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (amount excluded from effectiveness testing) three months ended
	February 29, 2020	February 28, 2019		February 29, 2020	February 28, 2019		February 29, 2020	February 28, 2019
Foreign forward exchange contracts	$190	$(418)	Revenue	$67	$(411)	Revenue	$190	$638
Foreign forward exchange contracts	411	1,100	Cost of revenue	73	(358)	Cost of revenue	210	289
Interest rate swap contracts	(5,503)	(1,916)	Interest and foreign exchange	(369)	(151)	Interest and foreign exchange	(116)	25
	$(4,902)	$(1,234)		$(229)	$(920)		$284	$952

The following table presents the amounts in the Consolidated Statements of Income in which the effects of the cash flow hedges are recorded and the effects of the cash flow hedge activity on these line items for the three months ended February 29, 2020 and February 28, 2019:

	For The Three Months Ended
	February 29, 2020		February 28, 2019
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$623,848	$67	$658,671	$(411)
Cost of revenue	537,512	73	604,827	(358)
Interest and foreign exchange	12,609	(369)	9,237	(151)

THE GREENBRIER COMPANIES, INC.

Six Months Ended February 29, 2020 and February 28, 2019

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives six months ended
		February 29, 2020	February 28, 2019
Foreign forward exchange contract	Interest and foreign exchange	$(94)	$495

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives six months ended		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income six months ended		Location of gain (loss) on derivative amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (amount excluded from effectiveness testing) six months ended
	February 29, 2020	February 28, 2019		February 29, 2020	February 28, 2019		February 29, 2020	February 28, 2019
Foreign forward exchange contracts	$763	$(346)	Revenue	$(99)	$(667)	Revenue	$643	$900
Foreign forward exchange contracts	(183)	(395)	Cost of revenue	(2)	(590)	Cost of revenue	344	678
Interest rate swap contracts	(2,784)	(3,689)	Interest and foreign exchange	(536)	(295)	Interest and foreign exchange	(281)	(22)
	$(2,204)	$(4,430)		$(637)	$(1,552)		$706	$1,556

	For The Six Months Ended
	February 29, 2020		February 28, 2019
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$1,393,207	$(99)	$1,263,194	$(667)
Cost of revenue	1,214,682	(2)	1,136,817	(590)
Interest and foreign exchange	25,461	(536)	13,641	(295)

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

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

THE GREENBRIER COMPANIES, INC.

For the three months ended February 29, 2020:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$489,943	$21	$489,964	$46,105	$1	$46,106
Wheels, Repair & Parts	91,225	5,133	96,358	3,320	(168)	3,152
Leasing & Services	42,680	15,240	57,920	12,793	14,384	27,177
Eliminations	—	(20,394)	(20,394)	—	(14,217)	(14,217)
Corporate	—	—	—	(23,782)	—	(23,782)
	$623,848	$—	$623,848	$38,436	$—	$38,436

For the six months ended February 29, 2020:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,147,310	$118	$1,147,428	$99,248	$(22)	$99,226
Wheels, Repair & Parts	177,833	10,984	188,817	4,434	(510)	3,924
Leasing & Services	68,064	16,989	85,053	22,570	15,673	38,243
Eliminations	—	(28,091)	(28,091)	—	(15,141)	(15,141)
Corporate	—	—	—	(46,032)	—	(46,032)
	$1,393,207	$—	$1,393,207	$80,220	$—	$80,220

For the three months ended February 28, 2019:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$476,019	$46,855	$522,874	$13,990	$2,358	$16,348
Wheels, Repair & Parts	125,278	8,858	134,136	2,823	(858)	1,965
Leasing & Services	57,374	2,911	60,285	21,030	2,101	23,131
Eliminations	—	(58,624)	(58,624)	—	(3,601)	(3,601)
Corporate	—	—	—	(19,789)	—	(19,789)
	$658,671	$—	$658,671	$18,054	$—	$18,054

For the six months ended February 28, 2019:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$947,808	$53,056	$1,000,864	$50,845	$2,791	$53,636
Wheels, Repair & Parts	233,821	24,839	258,660	6,070	(546)	5,524
Leasing & Services	81,565	8,910	90,475	38,543	7,553	46,096
Eliminations	—	(86,805)	(86,805)	—	(9,798)	(9,798)
Corporate	—	—	—	(40,950)	—	(40,950)
	$1,263,194	$—	$1,263,194	$54,508	$—	$54,508

	Total assets
(In thousands)	February 29, 2020	August 31, 2019
Manufacturing	$1,535,118	$1,606,571
Wheels, Repair & Parts	314,069	306,725
Leasing & Services	897,745	708,799
Unallocated	200,728	368,542
	$2,947,660	$2,990,637

THE GREENBRIER COMPANIES, INC.

Reconciliation of Earnings from operations to Earnings before income tax and earnings (loss) from unconsolidated affiliates:

	Three Months Ended		Six Months Ended
(In thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Earnings from operations	$38,436	$18,054	$80,220	$54,508
Interest and foreign exchange	12,609	9,237	25,461	13,641
Earnings before income tax and earnings (loss) from unconsolidated affiliates	$25,827	$8,817	$54,759	$40,867

Note 14 – Leases

Lessor

Equipment on operating leases is reported net of accumulated depreciation of $32.9 million and $44.2 million as of February 29, 2020 and August 31, 2019, respectively. Depreciation expense was $3.0 million and $6.6 million for the three and six months ended February 29, 2020. In addition, certain railcar equipment leased-in by the Company on operating leases is subleased to customers under non-cancelable operating leases with lease terms ranging from one to five years. Operating lease rental revenues included in the Company’s Statement of Income for the three and six months ended February 29, 2020 was $9.8 million and $21.2 million, which included $2.8 million and $6.5 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements.

Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases at February 29, 2020, will mature as follows:

(in thousands)
Remaining six months of 2020	$12,272
2021	22,314
2022	20,372
2023	14,812
2024	11,135
Thereafter	22,009
$102,914

Lessee

The Company leases railcars, real estate, and certain equipment under operating and, to a lesser extent, finance lease arrangements. As of and for the three and six months ended February 29, 2020, finance leases were not a material component of the Company's lease portfolio. The Company’s real estate and equipment leases have remaining lease terms ranging from less than one year to 79 years, with some including options to extend up to 15 years. The Company recognizes a lease liability and corresponding right-of-use (ROU) asset based on the present value of lease payments. To determine the present value of lease payments, as most of its leases do not provide a readily determinable implicit rate, the Company’s incremental borrowing rate is used to discount the lease payments based on information available at lease commencement date. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when estimating its incremental borrowing rate.

The components of operating lease costs were as follows:

(in thousands)	Three months ended February 29, 2020	Six months ended February 29, 2020
Operating lease expense	$3,424	$6,850
Short-term lease expense	3,217	4,730
Total	$6,641	$11,580

THE GREENBRIER COMPANIES, INC.

Aggregate minimum future amounts payable under operating leases having initial or remaining non-cancelable terms at February 29, 2020 will mature as follows:

(in thousands)
Remaining six months of 2020	$6,153
2021	8,988
2022	5,935
2023	5,433
2024	3,948
Thereafter	10,436
Total lease payments	$40,893
Less: Imputed interest	(4,897)
Total lease obligations	$35,996

The table below presents additional information related to the Company’s leases:

Weighted average remaining lease term
Operating leases	14.4 years

Weighted average discount rate
Operating leases	3.2%

Supplemental cash flow information related to leases were as follows:

(in thousands)	Six months ended February 29, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,432

Note 15 – Commitments and Contingencies

Portland Harbor Superfund Site

The Company's Portland, Oregon manufacturing facility is located adjacent to the Willamette River. In December 2000, the U.S. Environmental Protection Agency (EPA) classified portions of the Willamette River bed known as the Portland Harbor, including the portion fronting the Company's manufacturing facility, as a federal "National Priority List" or "Superfund" site due to sediment contamination (the Portland Harbor Site). The Company and more than 140 other parties have received a "General Notice" of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. Ten private and public entities, including the Company (the Lower Willamette Group or LWG), signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities have not signed such consent, but nevertheless contributed money to the effort. The EPA-mandated RI/FS was produced by the LWG and cost over $110 million during a 17-year period. The Company bore a percentage of the total costs incurred by the LWG in connection with the investigation. The Company's aggregate expenditure during the 17-year period was not material. Some or all of any such outlay may be recoverable from other responsible parties. The EPA issued its Record of Decision (ROD) for the Portland Harbor Site on January 6, 2017 and accordingly on October 26, 2017, the AOC was terminated.

THE GREENBRIER COMPANIES, INC.

Separate from the process described above, which focused on the type of remediation to be performed at the Portland Harbor Site and the schedule for such remediation, 83 parties, including the State of Oregon and the federal government, entered into a non-judicial mediation process to try to allocate costs associated with remediation of the Portland Harbor site. Approximately 110 additional parties signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc. et al, U.S. District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has been stayed by the court until January 14, 2022.

The EPA's January 6, 2017 ROD identifies a clean-up remedy that the EPA estimates will take 13 years of active remediation, followed by 30 years of monitoring with an estimated undiscounted cost of $1.7 billion. The EPA typically expects its cost estimates to be accurate within a range of -30% to +50%, but this ROD states that changes in costs are likely to occur as a result of new data it wants to collect over a 2-year period prior to final remedy design. The ROD identifies 13 Sediment Decision Units. One of the units, RM9W, includes the nearshore area of the river sediments offshore of the Company's Portland, Oregon manufacturing facility as well as upstream and downstream of the facility. It also includes a portion of the Company's riverbank. The ROD does not break down total remediation costs by Sediment Decision Unit. The EPA's ROD concluded that more data was needed to better define clean-up scope and cost. On December 8, 2017, the EPA announced that Portland Harbor is one of 21 Superfund sites targeted for greater attention. On December 19, 2017, the EPA announced that it had entered a new AOC with a group of four potentially responsible parties to conduct additional sampling during 2018 and 2019 to provide more certainty about clean-up costs and aid the mediation process to allocate those costs. The parties to the mediation, including the Company, agreed to help fund the additional sampling, which is now complete. The EPA has also requested that potentially responsible parties enter AOCs during 2019 agreeing to conduct remedial design studies. Some parties have signed AOCs and several other parties including the Company have engaged in discussions with EPA regarding the terms of such AOCs. The allocation process is continuing in parallel with the process to define the remediation steps.

The ROD does not address responsibility for the costs of clean-up, nor does it allocate such costs among the potentially responsible parties. Responsibility for funding and implementing the EPA's selected cleanup remedy will be determined at an unspecified later date. Based on the investigation to date, the Company believes that it did not contribute in any material way to contamination in the river sediments or the damage of natural resources in the Portland Harbor Site and that the damage in the area of the Portland Harbor Site adjacent to its property precedes its ownership of the Portland, Oregon manufacturing facility. Because these environmental investigations are still underway, including the collection of new pre-remedial design sampling data by EPA, sufficient information is currently not available to determine the Company's liability, if any, for the cost of any required remediation or restoration of the Portland Harbor Site or to estimate a range of potential loss. Based on the results of the pending investigations and future assessments of natural resource damages, the Company may be required to incur costs associated with additional phases of investigation or remedial action, and may be liable for damages to natural resources. In addition, the Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways in Portland, Oregon, on the Willamette River, and the river's classification as a Superfund site could result in some limitations on future dredging and launch activities. Any of these matters could adversely affect the Company's business and Consolidated Financial Statements, or the value of its Portland property.

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

THE GREENBRIER COMPANIES, INC.

Oregon Department of Environmental Quality (DEQ) Regulation of Portland Manufacturing Operations

The Company has entered into a Voluntary Cleanup Agreement with the Oregon Department of Environmental Quality (DEQ) in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances into the environment. The Company has also signed an Order on Consent with the DEQ to finalize the investigation of potential onsite sources of contamination that may have a release pathway to the Willamette River. Interim precautionary measures are also required in the order and the Company is discussing with the DEQ potential remedial actions which may be required. The Company's aggregate expenditure has not been material, however the Company could incur significant expenses for remediation. Some or all of any such outlay may be recoverable from other responsible parties.

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

From time to time, Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcomes of which cannot be predicted with certainty. While the ultimate outcome of such legal proceedings cannot be determined at this time, the Company believes that the resolution of pending litigation will not have a material adverse effect on the Company's Consolidated Financial Statements.

As of February 29, 2020, the Company had outstanding letters of credit aggregating to $27.5 million associated with performance guarantees, facility leases and workers compensation insurance.

As of February 29, 2020, the Company had a $4.5 million note receivable from Amsted-Maxion Cruzeiro, its unconsolidated Brazilian castings and components manufacturer. This note receivable is included on the Consolidated Balance Sheet in Accounts receivable, net. In the future, the Company may make loans to or provide guarantees for Amsted-Maxion Cruzeiro or Greenbrier-Maxion, its unconsolidated Brazilian railcar manufacturer.

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

THE GREENBRIER COMPANIES, INC.

Assets and liabilities measured at fair value on a recurring basis as of February 29, 2020 were:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$527	$—	$527	$—
Nonqualified savings plan investments	31,766	31,766	—	—
Cash equivalents	23,166	23,166	—	—
	$55,459	$54,932	$527	$—
Liabilities:
Derivative financial instruments	$12,979	$—	$12,979	$—

(1)	Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 12 - Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2019 were:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$64	$—	$64	$—
Nonqualified savings plan investments	27,967	27,967	—	—
Cash equivalents	68,100	68,100	—	—
	$96,131	$96,067	$64	$—
Liabilities:
Derivative financial instruments	$11,279	$—	$11,279	$—

Note 17 – Related Party Transactions

In June 2017, the Company purchased a 40% interest in the common equity of an entity that buys and sells railcar assets that are leased to third parties. The railcars sold to this leasing warehouse are principally built by Greenbrier. The Company accounts for this leasing warehouse investment under the equity method of accounting. As of February 29, 2020, the carrying amount of the investment was $5.4 million which is classified in Investment in unconsolidated affiliates in the Consolidated Balance Sheet. Upon sale of railcars to this entity from Greenbrier, 60% of the related revenue and margin is recognized and 40% is deferred until the railcars are ultimately sold by the entity. There were no sales to or from this entity during the three and six months ended February 29, 2020. The Company recognized $18.2 million in revenue associated with railcars sold into the leasing warehouse during the three and six months ended February 28, 2019. The Company also recognized $1.6 million and $5.6 million in revenue associated with railcars sold out of the leasing warehouse during the three and six months ended February 28, 2019. The Company also provides administrative and remarketing services to this entity and earns management fees for these services which were immaterial for the six months ended February 29, 2020 and February 28, 2019.

On November 1, 2019, the Company increased its ownership interest in Amsted-Maxion Cruzeiro from 24.5% to 29.5%. This transaction included a conversion to equity of $4.8 million from a note receivable, including accrued interest, and a re-payment to the Company of $1.5 million which was used to acquire the additional 5% ownership interest. As of February 29, 2020, the Company had a remaining $4.5 million note receivable due from Amsted-Maxion Cruzeiro, its unconsolidated Brazilian castings and components manufacturer. This note receivable is included on the Consolidated Balance Sheet in Accounts receivable, net.

The Company has a 41.9% interest in Axis, LLC (Axis), a joint venture. The Company obtained its ownership interest in Axis as part of the acquisition of the manufacturing business of ARI on July 26, 2019. For the three and six months ended February 29, 2020, the Company purchased $3.2 million and $7.2 million of railcar components from Axis.

THE GREENBRIER COMPANIES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in three reportable segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. Our segments are operationally integrated. The Manufacturing segment, which currently operates from facilities in the U.S., Mexico, Poland, Romania and Turkey, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Wheels, Repair & Parts segment performs wheel and axle servicing; railcar repair, refurbishment and maintenance; as well as production of a variety of parts for the rail industry in North America. The Leasing & Services segment owns approximately 10,300 railcars and provides management services for approximately 389,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America as of February 29, 2020. Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil and a lease financing warehouse.

Our total manufacturing backlog of railcar units, for direct sale or lease to a third party, as of February 29, 2020 was approximately 30,800 units with an estimated value of $3.16 billion. Approximately 9% of backlog units and 6% of estimated backlog value as of February 29, 2020 were associated with our Brazilian manufacturing operations which are accounted for under the equity method. Backlog units for lease may be syndicated to third parties or held in our own fleet depending on a variety of factors. Multi-year supply agreements are common in the rail industry. A portion of the orders included in backlog reflects an assumed product mix. Under the terms of the orders, the exact mix and pricing will be determined in the future, which may impact backlog. Marine backlog as of February 29, 2020 was $59 million.

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

We expect that the COVID-19 coronavirus pandemic and the related governmental reaction will negatively impact our business including our liquidity and financial position, results of operations, stock price and ability to convert backlog to revenue among other negative impacts. These risks to our business are more fully described in Part II, item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. We are closely monitoring the impact of COVID-19 on all aspects of our business. COVID-19 emerged in Asia at the end of calendar year 2019. Because we have no operations in Asia, the negative impact of COVID-19 did not materially impact our financial condition and results of operations during our quarter ended February 29, 2020. Our business operates within a critical infrastructure sector as established by the Cybersecurity & Infrastructure Security Agency of the Department of Homeland Security. Thus, as of the date of the filing of this Quarterly Report our manufacturing, repair shops, and wheel shops in the United States generally are permitted to continue to operate subject to enhanced safety protocols, both voluntary and government mandated, that are aimed to protect the health of our workforce. The situation is similar in our manufacturing facilities and shops in Mexico, Europe, Brazil and Turkey which also have continued to operate subject to enhanced health and safety protocols. At this time, while we have identified risks discussed in Part II, Item 2A of this Quarterly Report on Form 10-Q, we are unable to predict specifically how the COVID-19 coronavirus pandemic and related governmental reaction will negatively impact our business due to numerous uncertainties, including the duration of the pandemic, the impact to our customers, suppliers and employees, actions that may be taken by governmental authorities, including preventing or curtailing the operations of our plants and/or shops, and other consequences. We expect that negative impacts related to the COVID-19 coronavirus pandemic will be reflected in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2020.

THE GREENBRIER COMPANIES, INC.

Three Months Ended February 29, 2020 Compared to the Three Months Ended February 28, 2019

Overview

Revenue, cost of revenue, margin and operating profit presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019
Revenue:
Manufacturing	$489,943	$476,019
Wheels, Repair & Parts	91,225	125,278
Leasing & Services	42,680	57,374
	623,848	658,671
Cost of revenue:
Manufacturing	422,309	442,996
Wheels, Repair & Parts	84,373	118,455
Leasing & Services	30,830	43,376
	537,512	604,827
Margin:
Manufacturing	67,634	33,023
Wheels, Repair & Parts	6,852	6,823
Leasing & Services	11,850	13,998
	86,336	53,844
Selling and administrative	54,597	47,892
Net gain on disposition of equipment	(6,697)	(12,102)
Earnings from operations	38,436	18,054
Interest and foreign exchange	12,609	9,237
Earnings before income taxes and earnings (loss) from unconsolidated affiliates	25,827	8,817
Income tax expense	(7,463)	(2,248)
Earnings before earnings (loss) from unconsolidated affiliates	18,364	6,569
Earnings (loss) from unconsolidated affiliates	1,651	(786)
Net earnings	20,015	5,783
Net earnings attributable to noncontrolling interest	(6,386)	(3,018)
Net earnings attributable to Greenbrier	$13,629	$2,765
Diluted earnings per common share	$0.41	$0.08

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

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019
Operating profit (loss):
Manufacturing	$46,105	$13,990
Wheels, Repair & Parts	3,320	2,823
Leasing & Services	12,793	21,030
Corporate	(23,782)	(19,789)
	$38,436	$18,054

THE GREENBRIER COMPANIES, INC.

Consolidated Results

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Increase (Decrease)	% Change
Revenue	$623,848	$658,671	$(34,823)	(5.3%)
Cost of revenue	$537,512	$604,827	$(67,315)	(11.1%)
Margin (%)	13.8%	8.2%	5.6%	*
Net earnings attributable to Greenbrier	$13,629	$2,765	$10,864	392.9%

*	Not meaningful

As of July 26, 2019, the consolidated results included the results of the manufacturing business of ARI. This increased revenue and cost of revenue for the three months ended February 29, 2020 compared to the prior year.

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 5.3% decrease in revenue for the three months ended February 29, 2020 as compared to the three months ended February 28, 2019 was primarily due to a 27.2% decrease in Wheels, Repair & Parts revenue from lower wheelset, component and parts volumes due to lower demand, lower repair revenue from four fewer shops in the current period and a decrease in scrap metal pricing.

The 11.1% decrease in cost of revenue for the three months ended February 29, 2020 as compared to the three months ended February 28, 2019 was primarily due to a 28.8% decrease in Wheels, Repair & Parts cost of revenue from lower costs associated with a reduction in wheelset, component and parts volumes and four fewer repair shops in the current period. The decrease in cost of revenue was also due to a 4.7% decline in Manufacturing cost of revenue primarily attributed to a 17.8% decrease in the volume of railcar deliveries.

Margin as a percentage of revenue was 13.8% and 8.2% for the three months ended February 29, 2020 and February 28, 2019, respectively. The overall margin as a percentage of revenue was positively impacted by an increase in Manufacturing margin to 13.8% from 6.9% primarily attributed to a change in product mix and a customer order contract modification fee received during the three months ended February 29, 2020.

The $10.9 million increase in Net earnings attributable to Greenbrier for the three months ended February 29, 2020 as compared to the three months ended February 28, 2019 was primarily attributable to an increase in margin from a change in product mix and the contract modification fee received during the three months ended February 29, 2020. This was partially offset by an increase in Selling and administrative expense from higher employee related costs and the addition of the manufacturing business of ARI selling and administrative costs. The increase in Net earnings attributable to Greenbrier was also partially offset by a decrease in Net gain on disposition of equipment.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Increase (Decrease)	% Change
Revenue	$489,943	$476,019	$13,924	2.9%
Cost of revenue	$422,309	$442,996	$(20,687)	(4.7%)
Margin (%)	13.8%	6.9%	6.9%	*
Operating profit ($)	$46,105	$13,990	$32,115	229.6%
Operating profit (%)	9.4%	2.9%	6.5%	*
Deliveries	3,700	4,500	(800)	(17.8%)

* Not meaningful

As of July 26, 2019, the Manufacturing segment included the results of the manufacturing business of ARI which is consolidated for financial reporting purposes. This increased Manufacturing revenue and cost of revenue for the three months ended February 29, 2020 compared to the prior year.

Manufacturing revenue increased $13.9 million or 2.9% for the three months ended February 29, 2020 compared to the three months ended February 28, 2019. The increase in revenue was primarily attributed to a change in product mix and a $12.9 million customer order contract modification fee received during the three months ended February 29, 2020. These were partially offset by a 17.8% decrease in railcar deliveries. Manufacturing revenue for the three months ended February 29, 2020 included $107.2 million in revenue associated with the acquired manufacturing business of ARI.

Manufacturing cost of revenue decreased $20.7 million or 4.7% for the three months ended February 29, 2020 compared to the three months ended February 28, 2019. The decrease in cost of revenue was primarily attributed to a 17.8% decrease in the volume of railcar deliveries partially offset by a change in product mix. Manufacturing cost of revenue for the three months ended February 29, 2020 included $104.9 million in costs associated with the acquired manufacturing business of ARI.

Manufacturing margin as a percentage of revenue increased 6.9% for the three months ended February 29, 2020 compared to the three months ended February 28, 2019. The increase was primarily attributed to a change in product mix and the contract modification fee received during the three months ended February 29, 2020. The Manufacturing margin as a percentage of revenue for the three months ended February 28, 2019 was negatively impacted by railcar contract loss accruals in the prior year.

Manufacturing operating profit increased $32.1 million or 229.6% for the three months ended February 29, 2020 compared to the three months ended February 28, 2019. The increase in operating profit was primarily attributed to a change in product mix and the contract modification fee received during the three months ended February 29, 2020. Operating profit for the three months ended February 28, 2019 was negatively impacted by railcar contract loss accruals in the prior year.

THE GREENBRIER COMPANIES, INC.

Wheels, Repair & Parts Segment

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Increase (Decrease)	% Change
Revenue	$91,225	$125,278	$(34,053)	(27.2%)
Cost of revenue	$84,373	$118,455	$(34,082)	(28.8%)
Margin (%)	7.5%	5.4%	2.1%	*
Operating profit ($)	$3,320	$2,823	$497	17.6%
Operating profit (%)	3.6%	2.3%	1.3%	*

* Not meaningful

Wheels, Repair & Parts revenue decreased $34.1 million or 27.2% for the three months ended February 29, 2020 compared to the three months ended February 28, 2019. The decrease was primarily due to lower wheelset, component and parts volumes due to lower demand, lower repair revenue primarily from four fewer shops in the current period and a decrease in scrap metal pricing.

Wheels, Repair & Parts cost of revenue decreased $34.1 million or 28.8% for the three months ended February 29, 2020 compared to the three months ended February 28, 2019. The decrease was primarily due to lower costs associated with a reduction in wheelset, component and parts volumes and four fewer repair shops in the current period.

Wheels, Repair & Parts margin as a percentage of revenue increased 2.1% for the three months ended February 29, 2020 compared to the three months ended February 28, 2019. The increase was primarily attributed to efficiencies at our repair shops in the current period. In addition, the three months ended February 28, 2019 was negatively impacted by costs associated with closing sites in our repair network. These factors which had a positive impact to Wheels, Repair & Parts margin as a percentage of revenue compared to the prior year, were partially offset by a decrease in scrap metal pricing for the three months ended February 29, 2020.

Wheels, Repair & Parts operating profit increased $0.5 million or 17.6% for the three months ended February 29, 2020 compared to the three months ended February 28, 2019. The increase was primarily due to efficiencies at our repair shops in the current period.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Increase (Decrease)	% Change
Revenue	$42,680	$57,374	$(14,694)	(25.6%)
Cost of revenue	$30,830	$43,376	$(12,546)	(28.9%)
Margin (%)	27.8%	24.4%	3.4%	*
Operating profit ($)	$12,793	$21,030	$(8,237)	(39.2%)
Operating profit (%)	30.0%	36.7%	(6.7%)	*

* Not meaningful

The Leasing & Services segment generates revenue from leasing railcars from its lease fleet, providing various management services, interim rent on leased railcars for syndication, and the sale of railcars purchased from third parties with the intent to resell. The gross proceeds from the sale of these railcars are recorded in revenue and the costs of purchasing these railcars are recorded in cost of revenue.

Leasing & Services revenue decreased $14.7 million or 25.6% for the three months ended February 29, 2020 compared to the three months ended February 28, 2019. The decrease was primarily attributed to a decrease in the sale of railcars which we had purchased from third parties with the intent to resell. This was partially offset by higher average volume of rent-producing leased railcars for syndication.

Leasing & Services cost of revenue decreased $12.5 million or 28.9% for the three months ended February 29, 2020 compared to the three months ended February 28, 2019. The decrease was primarily due to a decrease in the volume of railcars sold that we purchased from third parties partially offset by higher transportation costs.

Leasing & Services margin as a percentage of revenue increased 3.4% for the three months ended February 29, 2020 compared to the three months ended February 28, 2019. Margin as a percentage of revenue for the three months ended February 29, 2020 benefited from fewer sales of railcars that we purchased from third parties which have lower margin percentages. The increase in margin as a percentage of revenue was also due to a higher average volume of rent-producing leased railcars for syndication.

Leasing & Services operating profit decreased $8.2 million or 39.2% for the three months ended February 29, 2020 compared to the three months ended February 28, 2019. The decrease was primarily attributed to a $5.4 million decrease in net gain on disposition of equipment and a $2.1 million decrease in margin.

THE GREENBRIER COMPANIES, INC.

Selling and Administrative Expense

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Increase (Decrease)	% Change
Selling and administrative expense	$54,597	$47,892	$6,705	14.0%

Selling and administrative expense was $54.6 million or 8.8% of revenue for the three months ended February 29, 2020 compared to $47.9 million or 7.3% of revenue for the prior comparable period. The $6.7 million increase was primarily attributed to a $5.3 million increase in employee related costs and $2.8 million from the addition of the manufacturing business of ARI selling and administrative costs. These were partially offset by $2.1 million in transaction related costs incurred during the three months ended February 28, 2019.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $6.7 million for the three months ended February 29, 2020 compared to $12.1 million for the prior comparable period. Net gain on disposition of equipment primarily includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity; and disposition of property, plant and equipment.

Other Costs

Interest and foreign exchange expense was composed of the following:

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Increase (Decrease)
Interest and foreign exchange:
Interest and other expense	$10,329	$7,617	$2,712
Foreign exchange loss	2,280	1,620	660
	$12,609	$9,237	$3,372

The $3.4 million increase in interest and foreign exchange expense from the prior comparable period was primarily attributed to interest expense associated with our $300 million of senior term debt issued in July 2019.

Income Tax

The effective tax rate for the three months ended February 29, 2020 was 28.9% compared to 25.5% for the three months ended February 28, 2019. The increase in the effective rate from the prior year was primarily attributable to net unfavorable discrete items in the current quarter compared to net favorable discrete items in the prior comparable period. Excluding the impact of discrete items in both periods, the effective tax rate was 25.5% for the three months ended February 29, 2020 compared to 29.8% in the prior comparable period which decreased primarily due to the geographic mix of earnings.

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

THE GREENBRIER COMPANIES, INC.

Earnings (Loss) From Unconsolidated Affiliates

Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil and a lease financing warehouse.

Earnings from unconsolidated affiliates was $1.7 million for the three months ended February 29, 2020 compared to a loss from unconsolidated affiliates of $0.8 million for the three months ended February 28, 2019. The increase in earnings from unconsolidated affiliates was primarily related to earnings from our investment in Axis, a joint venture that manufactures and sells axles to its joint venture partners. We obtained our ownership interest in Axis as part of the acquisition of the manufacturing business of ARI on July 26, 2019.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $6.4 million for the three months ended February 29, 2020 compared to $3.0 million in the prior comparable period, which primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

THE GREENBRIER COMPANIES, INC.

Six Months Ended February 29, 2020 Compared to the Six Months Ended February 28, 2019

Overview

Revenue, cost of revenue, margin and operating profit presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Six Months Ended
(In thousands)	February 29, 2020	February 28, 2019
Revenue:
Manufacturing	$1,147,310	$947,808
Wheels, Repair & Parts	177,833	233,821
Leasing & Services	68,064	81,565
	1,393,207	1,263,194
Cost of revenue:
Manufacturing	1,004,221	860,801
Wheels, Repair & Parts	166,265	219,433
Leasing & Services	44,196	56,583
	1,214,682	1,136,817
Margin:
Manufacturing	143,089	87,007
Wheels, Repair & Parts	11,568	14,388
Leasing & Services	23,868	24,982
	178,525	126,377
Selling and administrative	108,961	98,324
Net gain on disposition of equipment	(10,656)	(26,455)
Earnings from operations	80,220	54,508
Interest and foreign exchange	25,461	13,641
Earnings before income taxes and earnings (loss) from unconsolidated affiliates	54,759	40,867
Income tax expense	(13,457)	(11,383)
Earnings before earnings (loss) from unconsolidated affiliates	41,302	29,484
Earnings (loss) from unconsolidated affiliates	2,724	(319)
Net earnings	44,026	29,165
Net earnings attributable to noncontrolling interest	(22,728)	(8,444)
Net earnings attributable to Greenbrier	$21,298	$20,721
Diluted earnings per common share	$0.64	$0.63

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

	Six Months Ended
(In thousands)	February 29, 2020	February 28, 2019
Operating profit (loss):
Manufacturing	$99,248	$50,845
Wheels, Repair & Parts	4,434	6,070
Leasing & Services	22,570	38,543
Corporate	(46,032)	(40,950)
	$80,220	$54,508

THE GREENBRIER COMPANIES, INC.

Consolidated Results

	Six Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Increase (Decrease)	% Change
Revenue	$1,393,207	$1,263,194	$130,013	10.3%
Cost of revenue	$1,214,682	$1,136,817	$77,865	6.8%
Margin (%)	12.8%	10.0%	2.8%	*
Net earnings attributable to Greenbrier	$21,298	$20,721	$577	2.8%

*	Not meaningful

As of July 26, 2019, the consolidated results included the results of the manufacturing business of ARI. This increased revenue and cost of revenue for the six months ended February 29, 2020 compared to the prior year.

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 10.3% increase in revenue for the six months ended February 29, 2020 as compared to the six months ended February 28, 2019 was primarily due to a 21.0% increase in Manufacturing revenue primarily attributed to a 10.3% increase in railcar deliveries and a change in product mix. This was partially offset by a 23.9% decrease in Wheels, Repair & Parts revenue primarily due to lower wheelset, component and parts volumes due to lower demand, lower repair revenue primarily from four fewer shops in the current year and a decrease in scrap metal pricing.

The 6.8% increase in cost of revenue for the six months ended February 29, 2020 as compared to the six months ended February 28, 2019 was primarily due to a 16.7% increase in Manufacturing cost of revenue primarily attributed to a 10.3% increase in the volume of railcar deliveries. This was partially offset by a 24.2% decrease in Wheels, Repair & Parts cost of revenue primarily due to lower costs associated with a reduction in wheelset, component and parts volumes and four fewer repair shops in the current period.

Margin as a percentage of revenue was 12.8% and 10.0% for the six months ended February 29, 2020 and February 28, 2019, respectively. The overall margin as a percentage of revenue was positively impacted by an increase in Manufacturing margin to 12.5% from 9.2% primarily attributed to a change in product mix and a customer order contract modification fee received during the six months ended February 29, 2020.

Net earnings attributable to Greenbrier is impacted by our operating activities and noncontrolling interest associated with our 50/50 joint venture at one of our Mexican railcar manufacturing facilities and our 75% interest in Greenbrier-Astra Rail, both of which we consolidate for financial reporting purposes. The $0.6 million increase in Net earnings attributable to Greenbrier for the six months ended February 29, 2020 as compared to the prior comparable period was primarily attributable to an increase in margin due to a higher volume of railcar deliveries. This was partially offset by higher Net earnings attributable to noncontrolling interest. The higher Net earnings attributable to noncontrolling interest was a result of our Mexican railcar manufacturing 50/50 joint venture operating at higher volumes and margins.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

	Six Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Increase (Decrease)	% Change
Revenue	$1,147,310	$947,808	$199,502	21.0%
Cost of revenue	$1,004,221	$860,801	$143,420	16.7%
Margin (%)	12.5%	9.2%	3.3%	*
Operating profit ($)	$99,248	$50,845	$48,403	95.2%
Operating profit (%)	8.7%	5.4%	3.3%	*
Deliveries	9,600	8,700	900	10.3%

*	Not meaningful

As of July 26, 2019, the Manufacturing segment included the results of the manufacturing business of ARI which is consolidated for financial reporting purposes. This increased Manufacturing revenue and cost of revenue for the six months ended February 29, 2020 compared to the prior year.

Manufacturing revenue increased $199.5 million or 21.0% for the six months ended February 29, 2020 compared to the six months ended February 28, 2019. The increase in revenue was primarily attributed to a 10.3% increase in railcar deliveries and a change in product mix. Manufacturing revenue for the six months ended February 29, 2020 included $210.7 million in revenue associated with the acquired manufacturing business of ARI.

Manufacturing cost of revenue increased $143.4 million or 16.7% for the six months ended February 29, 2020 compared to the six months ended February 28, 2019. The increase in cost of revenue was primarily attributed to a 10.3% increase in the volume of railcar deliveries. Manufacturing cost of revenue for the six months ended February 29, 2020 included $211.1 million in costs associated with the acquired manufacturing business of ARI.

Manufacturing margin as a percentage of revenue increased 3.3% for the six months ended February 29, 2020 compared to the six months ended February 28, 2019. The increase was primarily attributed to a change in product mix and a $12.9 million customer order contract modification fee received during the six months ended February 29, 2020. These were partially offset by operating inefficiencies at our recently acquired manufacturing facilities.

Manufacturing operating profit increased $48.4 million or 95.2% for the six months ended February 29, 2020 compared to the six months ended February 28, 2019. The increase was primarily attributed to an increase in the volume of railcar deliveries.

THE GREENBRIER COMPANIES, INC.

Wheels, Repair & Parts Segment

	Six Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Increase (Decrease)	% Change
Revenue	$177,833	$233,821	$(55,988)	(23.9%)
Cost of revenue	$166,265	$219,433	$(53,168)	(24.2%)
Margin (%)	6.5%	6.2%	0.3%	*
Operating profit ($)	$4,434	$6,070	$(1,636)	(27.0%)
Operating profit (%)	2.5%	2.6%	(0.1%)	*

*	Not meaningful

Wheels, Repair & Parts revenue decreased $56.0 million or 23.9% for the six months ended February 29, 2020 compared to the six months ended February 28, 2019. The decrease was primarily due to lower wheelset, component and parts volumes due to lower demand, lower repair revenue primarily from four fewer shops in the current year and a decrease in scrap metal pricing.

Wheels, Repair & Parts cost of revenue decreased $53.2 million or 24.2% for the six months ended February 29, 2020 compared to the six months ended February 28, 2019. The decrease was primarily due to lower costs associated with a reduction in wheelset, component and parts volumes and four fewer repair shops in the current period.

Wheels, Repair & Parts margin as a percentage of revenue increased 0.3% for the six months ended February 29, 2020 compared to the six months ended February 28, 2019. The increase was primarily attributed to efficiencies at our repair shops in the current year. In addition, the six months ended February 28, 2019 was negatively impacted by costs associated with closing sites in our repair network. These factors which had a positive impact to Wheels, Repair & Parts margin as a percentage of revenue as compared to the prior year, were partially offset by a decrease in scrap metal pricing for the six months ended February 29, 2020.

Wheels, Repair & Parts operating profit decreased $1.6 million or 27.0% for the six months ended February 29, 2020 compared to the six months ended February 28, 2019. The decrease was primarily due to a reduction in volumes and a decrease in scrap metal pricing.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

	Six Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Increase (Decrease)	% Change
Revenue	$68,064	$81,565	$(13,501)	(16.6%)
Cost of revenue	$44,196	$56,583	$(12,387)	(21.9%)
Margin (%)	35.1%	30.6%	4.5%	*
Operating profit ($)	$22,570	$38,543	$(15,973)	(41.4%)
Operating profit (%)	33.2%	47.3%	(14.1%)	*

*	Not meaningful

The Leasing & Services segment generates revenue from leasing railcars from its lease fleet, providing various management services, interim rent on leased railcars for syndication, and the sale of railcars purchased from third parties with the intent to resell. The gross proceeds from the sale of these railcars are recorded in revenue and the costs of purchasing these railcars are recorded in cost of revenue.

Leasing & Services revenue decreased $13.5 million or 16.6% for the six months ended February 29, 2020 compared to the six months ended February 28, 2019. The decrease was primarily attributed to a decrease in the sale of railcars which we had purchased from third parties with the intent to resell. This was partially offset by higher average volume of rent-producing leased railcars for syndication.

Leasing & Services cost of revenue decreased $12.4 million or 21.9% for the six months ended February 29, 2020 compared to the six months ended February 28, 2019. The decrease was primarily due to a decrease in the volume of railcars sold that we purchased from third parties partially offset by higher transportation costs.

Leasing & Services margin as a percentage of revenue increased 4.5% for the six months ended February 29, 2020 compared to the six months ended February 28, 2019. Margin as a percentage of revenue for the six months ended February 29, 2020 benefited from fewer sales of railcars that we purchased from third parties which have lower margin percentages. The increase in margin as a percentage of revenue was also due to a higher average volume of rent-producing leased railcars for syndication.

Leasing & Services operating profit decreased $16.0 million or 41.4% for the six months ended February 29, 2020 compared to the six months ended February 28, 2019. The decrease was primarily attributed to a $12.9 million decrease in net gain on disposition of equipment.

THE GREENBRIER COMPANIES, INC.

Selling and Administrative Expense

	Six Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Increase (Decrease)	% Change
Selling and administrative expense	$108,961	$98,324	$10,637	10.8%

Selling and administrative expense was $109.0 million or 7.8% of revenue for the six months ended February 29, 2020 compared to $98.3 million or 7.8% of revenue for the prior comparable period. The $10.6 million increase was primarily attributed to a $6.3 million increase in employee related costs and $5.8 million from the addition of the manufacturing business of ARI selling and administrative costs. These were partially offset by $2.6 million in transaction related costs incurred during six months ended February 28, 2019.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $10.7 million for the six months ended February 29, 2020 compared to $26.5 million for the prior comparable period. Net gain on disposition of equipment primarily includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity; and disposition of property, plant and equipment.

Other Costs

Interest and foreign exchange expense was composed of the following:

	Six Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Increase (Decrease)
Interest and foreign exchange:
Interest and other expense	$20,568	$14,782	$5,786
Foreign exchange (gain) loss	4,893	(1,141)	6,034
	$25,461	$13,641	$11,820

The $11.8 million increase in interest and foreign exchange expense from the prior comparable period was primarily attributed to a $4.9 million foreign exchange loss for the six months ended February 29, 2020 compared to a $1.1 million foreign exchange gain in the prior comparable period. The change in foreign exchange (gain) loss was primarily attributed to the change in the Mexican Peso relative to the U.S. Dollar. The increase in interest and foreign exchange expense was also due to interest expense associated with our $300 million of senior term debt issued in July 2019.

Income Tax

The effective tax rate for the six months ended February 29, 2020 was 24.6% compared to 27.9% for the six months ended February 28, 2019. The decrease in the effective rate from the prior year was primarily attributable to net favorable discrete items for the six months ended February 29, 2020 compared to net unfavorable discrete items in the prior comparable period. Excluding the impact of discrete items in both periods, the effective tax rate was 24.7% for the six months ended February 29, 2020 compared to 25.5% in the prior comparable period which decreased primarily due to the geographic mix of earnings.

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

THE GREENBRIER COMPANIES, INC.

Earnings (Loss) From Unconsolidated Affiliates

Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil and a lease financing warehouse.

Earnings from unconsolidated affiliates was $2.7 million for the six months ended February 29, 2020 compared to a loss from unconsolidated affiliates of $0.3 million for the six months ended February 28, 2019. The increase in earnings from unconsolidated affiliates was primarily related to earnings from our investment in Axis, a joint venture that manufactures and sells axles to its joint venture partners. We obtained our ownership interest in Axis as part of the acquisition of the manufacturing business of ARI on July 26, 2019.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $22.7 million for the six months ended February 29, 2020 compared to $8.4 million in the prior comparable period, which primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

THE GREENBRIER COMPANIES, INC.

Liquidity and Capital Resources

	Six Months Ended
(In thousands)	February 29, 2020	February 28, 2019
Net cash used in operating activities	$(133,174)	$(146,622)
Net cash provided by (used in) investing activities	10,766	(43,704)
Net cash provided by (used in) financing activities	(34,787)	13,111
Effect of exchange rate changes	(2,824)	825
Decrease in cash and cash equivalents and restricted cash	$(160,019)	$(176,390)

We have been financed through cash generated from operations and borrowings. At February 29, 2020, cash and cash equivalents and restricted cash were $178.5 million, a decrease of $160.0 million from $338.5 million at August 31, 2019.

The change in cash used in operating activities for the six months ended February 29, 2020 compared to the six months ended February 28, 2019 was primarily due to a change in cash flows associated with leased railcars for syndication and a net change in working capital.

Cash provided by (used in) investing activities primarily related to capital expenditures net of proceeds from the sale of assets and investment activity with our unconsolidated affiliates. The change in cash provided by (used in) investing activities for the six months ended February 29, 2020 compared to the six months ended February 28, 2019 was primarily attributable to a decrease in capital expenditures.

Capital expenditures totaled $40.8 million and $98.2 million for the six months ended February 29, 2020 and February 28, 2019, respectively. Manufacturing capital expenditures were approximately $31.6 million and $40.5 million for the six months ended February 29, 2020 and February 28, 2019, respectively. Capital expenditures for Manufacturing are expected to be approximately $60 million in 2020 and primarily relate to enhancements of our existing manufacturing facilities. Wheels, Repair & Parts capital expenditures were approximately $4.3 million and $3.2 million for the six months ended February 29, 2020 and February 28, 2019, respectively. Capital expenditures for Wheels, Repair & Parts are expected to be approximately $10 million in 2020 for enhancements of our existing facilities. Leasing & Services and corporate capital expenditures were approximately $4.9 million and $54.5 million for the six months ended February 29, 2020 and February 28, 2019, respectively. Leasing & Services and corporate capital expenditures for 2020 are expected to be approximately $25 million. Proceeds from sales of leased railcar equipment are expected to be $90 million for 2020. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity.

Proceeds from the sale of assets, which primarily related to sales of railcars from our lease fleet within Leasing & Services, were approximately $41.8 million and $63.9 million for the six months ended February 29, 2020 and February 28, 2019, respectively.

The change in cash provided by (used in) financing activities for the six months ended February 29, 2020 compared to the six months ended February 28, 2019 was primarily attributed to a decrease in the proceeds of debt, net of repayments and a change in the net activities with joint venture partners.

A quarterly dividend of $0.27 per share was declared on April 1, 2020.

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

THE GREENBRIER COMPANIES, INC.

Senior secured credit facilities, consisting of three components, aggregated to $706.0 million as of February 29, 2020. We had an aggregate of $451.1 million available to draw down under committed credit facilities as of February 29, 2020. This amount consists of $382.3 million available on the North American credit facility, $18.8 million on the European credit facilities and $50.0 million on the Mexican railcar manufacturing joint venture credit facilities.

As of February 29, 2020, a $600.0 million revolving line of credit, maturing June 2024, secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.50% or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.
As of February 29, 2020, lines of credit totaling $56.0 million secured by certain of our European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.1% to WIBOR plus 1.5% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of our European manufacturing operations. The European lines of credit include a $14.0 million facility which is guaranteed by us. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from June 2020 through July 2021.

As of February 29, 2020, our Mexican railcar manufacturing joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $30.0 million. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw against this facility through March 2024. The second line of credit provides up to $20.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 2.0%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2021.

As of February 29, 2020, outstanding commitments under the $600.0 million revolving line of credit consisted of $27.5 million in letters of credit, which reduced our available borrowings under this credit facility, and $37.2 million outstanding under the European credit facilities.

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into capital leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of February 29, 2020, we were in compliance with all such restrictive covenants.

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

THE GREENBRIER COMPANIES, INC.

As of February 29, 2020, we had a $4.5 million note receivable from Amsted-Maxion Cruzeiro, our unconsolidated Brazilian castings and components manufacturer. This note receivable is included on the Consolidated Balance Sheet in Accounts receivable, net. In the future, we may make loans to or provide guarantees for Amsted-Maxion Cruzeiro or Greenbrier-Maxion, our unconsolidated Brazilian railcar manufacturer.

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

Syndication transactions represent new and used railcars which have been placed on lease to a customer and which we intend to sell to an investor with the lease attached. At the time of such sale, revenue and cost of revenue associated with railcars that we have manufactured are recognized in the Manufacturing segment; while revenue and cost of revenue associated with railcars which were obtained from a third-party with the intent to resell and subsequently sold, are recognized in the Leasing & Services segment.

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

Our goodwill balance was $129.7 million as of February 29, 2020 of which $86.4 million related to our Manufacturing segment and $43.3 million related to our Wheels, Repair & Parts segment.

THE GREENBRIER COMPANIES, INC.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecast foreign currency sales and expenses. At February 29, 2020 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros and Pound Sterling; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $54.1 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At February 29, 2020, net assets of foreign subsidiaries aggregated $152.3 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $15.2 million, or 1.2% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $255.7 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At February 29, 2020, 65% of our outstanding debt had fixed rates and 35% had variable rates. At February 29, 2020, a uniform 10% increase in variable interest rates would result in approximately $0.5 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE GREENBRIER COMPANIES, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 15 to Consolidated Financial Statements, Part I of this quarterly report.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended August 31, 2019. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended August 31, 2019, except for the risk factors below.

The COVID-19 coronavirus pandemic and the governmental reaction to COVID-19 most likely will have a material negative impact on our business, liquidity and financial position, results of operations, stock price, and ability to convert backlog to revenue.

The COVID-19 coronavirus outbreak has been categorized as a global pandemic by the World Health Organization. As human mortality and morbidity increase in numbers and expand geographically, the negative impact on the global economy of the COVID-19 pandemic and related governmental responses have been wide ranging and multi-faceted including historically steep and rapid declines in consumer activity in the geographic markets where we operate, widespread national or local “stay-at-home” orders and travel restrictions that reduce or prevent businesses in most of the world’s large economies from operating, disruptions in global supply chains, steep downturns and price volatility in equities markets, and concern that credit markets will not remain liquid.

COVID-19 and the related governmental reaction most likely will have a material negative impact on our business, liquidity, results of operations, and stock price due to the occurrence of some or all of the following events or circumstances among others:

•

We may be prevented from operating our manufacturing facilities, repair shops, wheel shops or other worksites due to the illness of our employees, “stay-at-home” regulations, and employee reluctance to appear for work.

•

The operations of our customers may be disrupted thereby increasing the likelihood that our customers may attempt to delay or cancel orders, may reduce orders for our products and services in the future or may cease to operate as going concerns.

•

The operations of our suppliers may be disrupted and the markets for the inputs to our business may not operate effectively or efficiently thereby negatively impacting our ability to purchase inputs for our business at efficient prices and in sufficient amounts.

•

We may not be able to manage our business effectively or integrate recent acquisition including ARI due to key employees becoming ill, working from home inefficiently, being unable to travel to our facilities, or being prevented from otherwise engaging in the consortium necessary for effective management.

•	Our indebtedness may increase due to our need to increase borrowing to fund operations during a period of reduced revenue.

•	We may not be able to raise capital efficiently or at all due to a reduction in the value of our assets or illiquidity in the global credit markets.

•	We may need to raise capital, and if we raise capital by issuing equity securities, our common stock may be diluted.

THE GREENBRIER COMPANIES, INC.

•	We may not be able to pay dividends.

•	The market price of our common stock may drop or remain volatile.

•	We may incur significant employee health care costs under our self-insurance programs.

•

The goodwill on our balance sheet may be adjusted downward. We are required to perform an annual impairment review of goodwill and indefinite lived assets which could result in an impairment charge if it is determined that the carrying value of the asset is in excess of the fair value. We perform a goodwill impairment test annually during our third quarter. Since February 29, 2020, the market price of our common stock has declined along with many other registrants as a result of the COVID-19 pandemic. A sustained decline in the market price of our common price is one of the qualitative factors to be considered when evaluating whether events or changes in circumstances may indicate that it is more likely than not that potential goodwill impairment exists. We will consider this decline and entity-specific and other macroeconomic factors as a result of the COVID-19 pandemic as we perform our annual goodwill impairment test during the third quarter.

The COVID-19 pandemic has not yet been contained and the number of its victims and the extent of negative impact on the global economy cannot be foreseen at this time. The longer the pandemic continues, the more likely that more of the foregoing risks will be realized and that other negative impacts on our business will occur some of which we cannot now foresee. Our business, liquidity, financial position, results of operations and stock price most likely will be adversely impacted.

A change in our product mix or decline in revenue due to shifts in demand or fluctuations in commodity and energy prices could have an adverse effect on our profitability.

We manufacture, lease and repair a variety of railcars. The demand for purchase, lease, or syndication of specific types of railcars and the mix of repair and refurbishment work varies from time to time. Instability and changes in the global economy, volatility in the industries that our products serve or adverse changes in the financial condition of our customers could adversely impact the demand for our railcars. In addition, fluctuations in commodity and energy prices, including crude oil and gas prices, could negatively impact the activities of our customers resulting in a corresponding adverse effect on the demand for our products and services or their ability to meet their contractual obligations including making payments. A decline in oil prices can result from a number of factors including, among others, a decline in commercial activity caused by the COVID-19 coronavirus pandemic or oil producing countries increasing the global supply of oil over a sustained period of time. The demand for certain types of railcars generally declines if oil prices remain low relative to the cost of production. Sustained low oil prices can also lead to oil producers ceasing to operate as going concerns thereby further reducing demand for certain types of railcars. These impacts could affect our results of operations and could have an adverse effect on our profitability. Demand for railcars that are used to transport crude oil and other energy related products is dependent on the demand for these commodities. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of, and demand for, oil and gas, market uncertainty and a variety of other economic factors that are beyond our control.

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

There were no shares repurchased under the share repurchase program during the three months ended February 29, 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2019 – December 31, 2019	—	—	—	$100,000,000
January 1, 2020 – January 31, 2020	—	—	—	$100,000,000
February 1, 2020 – February 29, 2020	—	—	—	$100,000,000
	—		—

THE GREENBRIER COMPANIES, INC.

Item 6. Exhibits

(a)	List of Exhibits:

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (Formatted as inline XBRL and contained in Exhibit 101).

THE GREENBRIER COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date:	April 7, 2020	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President,
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)