Form 10-Q
period 2020-05-31
GREENBRIER COMPANIES INC
filed 2020-07-10
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2020

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

Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, without par value, outstanding on July 6, 2020 was 32,700,933 shares.

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

Forward-looking statements are based on currently available operating, financial and market information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to:

•

the COVID-19 coronavirus pandemic, the governmental reaction to COVID-19 and the related significant global decline in general economic activity having a materially negative impact on our business, liquidity and financial position, results of operations, stock price, and our ability to convert backlog to revenue as more fully described in Part II Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q;

•	the cyclical nature of our business, economic downturns and a rising interest rate environment;
•

changes in our product mix or decline in revenue due to shifts in demand or fluctuations in commodity and energy prices caused by a number of factors including, among others, COVID-19 and related governmental action;

•	a decline in performance or demand of the rail freight industry;
•	an oversupply or increase in efficiency in the rail freight industry;
•	difficulty integrating acquired businesses or joint ventures;
•	our inability to convert backlog to future revenues;
•	risks related to our operations outside of the U.S., including anti-bribery violations;
•	governmental policy changes impacting international trade and corporate tax;
•	the loss of or reduction of business from one or more of our limited number of customers;
•	inability to lease railcars at satisfactory rates, or realize expected residual values on sale of railcars at the end of a lease;
•	shortages of skilled labor, increased labor costs, or failure to maintain good relations with our workforce;
•	equipment failures, technological failures, costs and inefficiencies associated with changing of production lines, or transfer of production between facilities;
•	inability to compete successfully;
•	suitable joint ventures, acquisition opportunities and new business endeavors may not be identified or concluded;

THE GREENBRIER COMPANIES, INC.

•	inability to complete capital expenditure projects efficiently or to cause capital expenditure projects to operate as anticipated;
•	inability to design or manufacture products or technologies or to achieve timely certification or market acceptance of new products or technologies;
•	unsuccessful relationships with our joint venture partners;
•	environmental liabilities, including the Portland Harbor Superfund Site;
•	the timing of our asset sales and related revenue recognition may result in comparisons between fiscal periods not being accurate indicators of future performance;
•	attrition within our management team or unsuccessful succession planning for members of our senior management team and other key employees who are at or nearing retirement age;
•	changes in the credit markets and the financial services industry;
•	volatility in the global financial markets;
•	our actual results differing from our announced expectations;
•	fluctuations in the availability and price of energy, freight transportation, steel and other raw materials;
•	inability to procure specialty components or services on commercially reasonable terms or on a timely basis from a limited number of suppliers;
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

The foregoing risks are described in more detail in Part I Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K and our subsequent Quarterly Reports on Form 10-Q, which are incorporated herein by reference. You are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s opinions only as of the date hereof. Except as otherwise required by law, we do not assume any obligation to update any forward-looking statements. All references to years refer to the fiscal years ended August 31st unless otherwise noted.

THE GREENBRIER COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	May 31, 2020	August 31, 2019
Assets
Cash and cash equivalents	$735,258	$329,684
Restricted cash	8,704	8,803
Accounts receivable, net	261,629	373,383
Inventories	675,442	664,693
Leased railcars for syndication	136,144	182,269
Equipment on operating leases, net	355,841	366,688
Property, plant and equipment, net	719,155	717,973
Investment in unconsolidated affiliates	75,508	91,818
Intangibles and other assets, net	181,315	125,379
Goodwill	130,035	129,947
	$3,279,031	$2,990,637
Liabilities and Equity
Revolving notes	$416,535	$27,115
Accounts payable and accrued liabilities	488,969	568,360
Deferred income taxes	4,354	13,946
Deferred revenue	63,536	85,070
Notes payable, net	806,919	822,885

Commitments and contingencies (Note 15)

Contingently redeemable noncontrolling interest	30,611	31,564

Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 32,701 and 32,488 shares outstanding at May 31, 2020 and August 31, 2019	—	—
Additional paid-in capital	459,668	453,943
Retained earnings	894,619	867,602
Accumulated other comprehensive loss	(63,066)	(44,815)
Total equity – Greenbrier	1,291,221	1,276,730
Noncontrolling interest	176,886	164,967
Total equity	1,468,107	1,441,697
	$3,279,031	$2,990,637

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts, unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Revenue
Manufacturing	$653,007	$681,588	$1,800,317	$1,629,396
Wheels, Repair & Parts	82,024	124,980	259,857	358,801
Leasing & Services	27,526	49,584	95,590	131,149
	762,557	856,152	2,155,764	2,119,346
Cost of revenue
Manufacturing	562,793	590,788	1,567,014	1,451,589
Wheels, Repair & Parts	75,001	119,821	241,266	339,254
Leasing & Services	17,232	38,971	61,428	95,554
	655,026	749,580	1,869,708	1,886,397
Margin	107,531	106,572	286,056	232,949
Selling and administrative expense	49,494	54,377	158,455	152,701
Net gain on disposition of equipment	(8,775)	(11,019)	(19,431)	(37,474)
Goodwill impairment	—	10,025	—	10,025
Earnings from operations	66,812	53,189	147,032	107,697
Other costs
Interest and foreign exchange	7,562	9,770	33,023	23,411
Earnings before income taxes and earnings (loss) from unconsolidated affiliates	59,250	43,419	114,009	84,286
Income tax expense	(24,421)	(13,008)	(37,878)	(24,391)
Earnings before earnings (loss) from unconsolidated affiliates	34,829	30,411	76,131	59,895
Earnings (loss) from unconsolidated affiliates	1,040	(4,564)	3,764	(4,883)
Net earnings	35,869	25,847	79,895	55,012
Net earnings attributable to noncontrolling interest	(8,097)	(10,599)	(30,825)	(19,043)
Net earnings attributable to Greenbrier	$27,772	$15,248	$49,070	$35,969
Basic earnings per common share	$0.85	$0.47	$1.50	$1.10
Diluted earnings per common share	$0.83	$0.46	$1.47	$1.08
Weighted average common shares:
Basic	32,690	32,603	32,660	32,623
Diluted	33,478	33,183	33,414	33,161
Dividends declared per common share	$0.27	$0.25	$0.79	$0.75

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Net earnings	$35,869	$25,847	$79,895	$55,012

Other comprehensive income (loss)
Translation adjustment	(11,029)	(5,083)	(13,315)	(7,269)
Reclassification of derivative financial instruments recognized in net earnings [1]	1,845	306	2,322	1,476
Unrealized loss on derivative financial instruments [2]	(5,643)	(1,729)	(7,127)	(5,066)
Other (net of tax effect)	81	(1)	(140)	75
	(14,746)	(6,507)	(18,260)	(10,784)
Comprehensive income	21,123	19,340	61,635	44,228
Comprehensive income attributable to noncontrolling interest	(8,096)	(10,590)	(30,816)	(19,013)
Comprehensive income attributable to Greenbrier	$13,027	$8,750	$30,819	$25,215

[1]	Net of tax effect of ($0.6 million) and ($0.1 million) for the three months ended May 31, 2020 and 2019 and ($0.8 million) and ($0.5 million) for the nine months ended May 31, 2020 and 2019.

[2]	Net of tax effect of $2.1 million and $0.5 million for the three months ended May 31, 2020 and 2019 and $2.8 million and $1.6 million for the nine months ended May 31, 2020 and 2019.

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Condensed Consolidated Statements of Equity

(In thousands, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2019	32,488	$453,943	$867,602	$(44,815)	$1,276,730	$164,967	$1,441,697	$31,564
Cumulative effect adjustment due to adoption of ASU 2016-02 (See Note 1)	—	—	4,393	—	4,393	—	4,393	—
Net earnings	—	—	49,070	—	49,070	31,778	80,848	(953)
Other comprehensive loss, net	—	—	—	(18,251)	(18,251)	(9)	(18,260)	—
Noncontrolling interest adjustments	—	—	—	—	—	2,826	2,826	—
Joint venture partner distribution declared	—	—	—	—	—	(34,751)	(34,751)	—
Noncontrolling interest acquired	—	—	—	—	—	12,075	12,075	—
Restricted stock awards (net of cancellations)	213	6,797	—	—	6,797	—	6,797	—
Unamortized restricted stock	—	(9,063)	—	—	(9,063)	—	(9,063)	—
Restricted stock amortization	—	7,991	—	—	7,991	—	7,991	—
Cash dividends ($0.79 per share)	—	—	(26,446)	—	(26,446)	—	(26,446)	—
Balance May 31, 2020	32,701	$459,668	$894,619	$(63,066)	$1,291,221	$176,886	$1,468,107	$30,611

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance February 29, 2020	32,642	$458,908	$875,885	$(48,321)	$1,286,472	$201,410	$1,487,882	$30,782
Net earnings	—	—	27,772	—	27,772	8,268	36,040	(171)
Other comprehensive loss, net	—	—	—	(14,745)	(14,745)	(1)	(14,746)	—
Noncontrolling interest adjustments	—	—	—	—	—	(6,212)	(6,212)	—
Joint venture partner distribution declared	—	—	—	—	—	(26,579)	(26,579)	—
Noncontrolling interest acquired	—	—	—	—	—	—	—	—
Restricted stock awards (net of cancellations)	59	(4,317)	—	—	(4,317)	—	(4,317)	—
Unamortized restricted stock	—	3,945	—	—	3,945	—	3,945	—
Restricted stock amortization	—	1,132	—	—	1,132	—	1,132	—
Cash dividends ($0.27 per share)	—	—	(9,038)	—	(9,038)	—	(9,038)	—
Balance May 31, 2020	32,701	$459,668	$894,619	$(63,066)	$1,291,221	$176,886	$1,468,107	$30,611

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2018	32,191	$442,569	$830,898	$(23,366)	$1,250,101	$134,114	$1,384,215	$29,768
Cumulative effect adjustment due to adoption of Topic 606	—	—	5,461	—	5,461	—	5,461	—
Net earnings	—	—	35,969	—	35,969	24,089	60,058	(5,046)
Other comprehensive loss, net	—	—	—	(10,754)	(10,754)	(30)	(10,784)	—
Noncontrolling interest adjustments	—	—	—	—	—	7,322	7,322	—
Joint venture partner distribution declared	—	—	—	—	—	(12,494)	(12,494)	—
Noncontrolling interest acquired	—	—	—	—	—	1,915	1,915	—
Restricted stock awards (net of cancellations)	293	12,721	—	—	12,721	—	12,721	—
Unamortized restricted stock	—	(17,445)	—	—	(17,445)	—	(17,445)	—
Restricted stock amortization	—	11,157	—	—	11,157	—	11,157	—
Cash dividends ($0.75 per share)	—	—	(24,895)	—	(24,895)	—	(24,895)	—
Balance May 31, 2019	32,484	$449,002	$847,433	$(34,120)	$1,262,315	$154,916	$1,417,231	$24,722

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance February 28, 2019	32,379	$444,962	$840,478	$(27,622)	$1,257,818	$145,459	$1,403,277	$25,637
Net earnings	—	—	15,248	—	15,248	11,514	26,762	(915)
Other comprehensive loss, net	—	—	—	(6,498)	(6,498)	(9)	(6,507)	—
Noncontrolling interest adjustments	—	—	—	—	—	2,016	2,016	—
Joint venture partner distribution declared	—	—	—	—	—	(4,064)	(4,064)	—
Restricted stock awards (net of cancellations)	105	38	—	—	38	—	38	—
Unamortized restricted stock	—	—	—	—	—	—	—	—
Restricted stock amortization	—	4,002	—	—	4,002	—	4,002	—
Cash dividends ($0.25 per share)	—	—	(8,293)	—	(8,293)	—	(8,293)	—
Balance May 31, 2019	32,484	$449,002	$847,433	$(34,120)	$1,262,315	$154,916	$1,417,231	$24,722

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months
	May 31, 2020	May 31, 2019
Cash flows from operating activities
Net earnings	$79,895	$55,012
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	(11,450)	(20,478)
Depreciation and amortization	82,452	60,833
Net gain on disposition of equipment	(19,431)	(37,474)
Accretion of debt discount	4,102	3,268
Stock based compensation expense	8,265	10,792
Goodwill impairment	—	10,025
Noncontrolling interest adjustments	2,826	7,322
Other	568	1,916
Decrease (increase) in assets:
Accounts receivable, net	110,431	27,926
Inventories	12,555	(169,813)
Leased railcars for syndication	(38,826)	(43,796)
Other assets	(59,212)	(2,525)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(77,243)	30,581
Deferred revenue	(5,900)	(27,712)
Net cash provided by (used in) operating activities	89,032	(94,123)
Cash flows from investing activities
Proceeds from sales of assets	78,521	100,730
Capital expenditures	(55,326)	(149,945)
Investment in and advances to unconsolidated affiliates	(1,500)	(11,393)
Cash distribution from unconsolidated affiliates and other	11,273	1,986
Net cash provided by (used in) investing activities	32,968	(58,622)
Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	214,932	(1,882)
Proceeds from revolving notes with maturities longer than 90 days	175,000	—
Proceeds from issuance of notes payable	—	225,000
Repayments of notes payable	(24,002)	(179,803)
Debt issuance costs	—	(2,974)
Dividends	(26,344)	(25,072)
Cash distribution to joint venture partner	(36,152)	(11,715)
Tax payments for net share settlement of restricted stock	(2,266)	(6,321)
Net cash provided by (used in) financing activities	301,168	(2,767)
Effect of exchange rate changes	(17,693)	(2,866)
Increase (decrease) in cash and cash equivalents and restricted cash	405,475	(158,378)
Cash and cash equivalents and restricted cash
Beginning of period	338,487	539,474
End of period	$743,962	$381,096
Balance sheet reconciliation
Cash and cash equivalents	$735,258	$359,625
Restricted cash	8,704	21,471
Total cash and cash equivalents and restricted cash as presented above	$743,962	$381,096
Cash paid during the period for
Interest	$16,757	$11,350
Income taxes, net	$36,393	$45,904
Non-cash activity
Transfer from Leased railcars for syndication to Equipment on operating leases, net	$55,739	$42,802
Capital expenditures accrued in Accounts payable and accrued liabilities	$2,769	$14,455
Change in Accounts payable and accrued liabilities associated with dividends declared	$(102)	$177
Conversion of unconsolidated affiliate note receivable to Investment in unconsolidated affiliates	$4,760	$—
Change in Accounts payable and accrued liabilities associated with cash distributions to joint venture partner	$1,401	$(779)

The accompanying notes are an integral part of these financial statements

THE GREENBRIER COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) as of May 31, 2020 and for the three and nine months ended May 31, 2020 and 2019 have been prepared to reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. The results of operations for the three and nine months ended May 31, 2020 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2020.

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

Initial Adoption of Accounting Standards

Lease accounting

On September 1, 2019, the Company adopted Accounting Standards Update 2016-02, Leases (Topic 842). The new guidance supersedes existing guidance on accounting for leases in Topic 840 and is intended to increase the transparency and comparability of accounting for lease transactions. Topic 842 requires most leases to be recognized on the balance sheet by recording a right-of-use (ROU) asset and a lease liability. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the prior model, but updated to align with certain changes to the lessee model and ASC 606: Revenue from Contracts with Customers (Topic 606).

The Company adopted the provisions of the new standard using the modified retrospective adoption method, utilizing the simplified transition option which allows entities to continue to apply the legacy guidance in Topic 840 in the comparative periods presented in the year of adoption. The Company elected the “package of practical expedients,” which allows it to not reassess under the new guidance prior conclusions about lease identification, lease classification, and initial direct costs. The Company did not elect the use-of-hindsight practical expedient. The Company elected to not separate lease and non-lease components. The Company elected the short-term lease recognition exemption for all leases that qualify, which means it will not recognize ROU assets or lease liabilities for leases with lease terms of less than twelve months. Following the adoption of Topic 842, the Company will utilize both Topic 842 and Topic 606 when evaluating retained risk of services and other performance obligations in conjunction with selling railcars with a lease attached as part of the syndication model.

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

Note 2 – Revenue Recognition

Contract balances

Contract assets primarily consist of unbilled receivables related to marine vessel construction and railcar repair services, for which the respective contracts do not yet permit billing at the reporting date. Contract liabilities primarily consist of customer prepayments for manufacturing, maintenance, and other management-type services, for which the Company has not yet satisfied the related performance obligations.

The contract balances are as follows:

(in thousands)	Balance sheet classification	May 31, 2020	August 31, 2019	$ change
Contract assets	Inventories	$7,471	$10,196	$(2,725)
Contract liabilities [1]	Deferred revenue	$47,648	$52,118	$(4,470)

[1]	Contract liabilities balance includes deferred revenue within the scope of Topic 606.

For the three and nine months ended May 31, 2020, the Company recognized $2.7 million and $27.2 million of revenue that was included in Contract liabilities as of August 31, 2019.

THE GREENBRIER COMPANIES, INC.

Performance obligations

As of May 31, 2020, the Company has entered into contracts with customers for which revenue has not yet been recognized. The following table outlines estimated revenue related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(in millions)	May 31, 2020
Revenue type:
Manufacturing – Railcar sales	$2,292.1
Manufacturing – Marine	$36.8
Services	$134.8
Other	$132.3

Manufacturing – Railcars intended for syndication [1]	$239.1

[1]	Not a performance obligation as defined in Topic 606

Based on current production and delivery schedules and existing contracts, approximately $0.4 billion of the Railcar sales amount is expected to be recognized in the final three months of 2020 while the remaining amount is expected to be recognized through 2024. The table above excludes estimated revenue to be recognized at the Company’s Brazilian manufacturing operations, as they are accounted for under the equity method.

Revenue amounts reflected in Railcars intended for syndication may be syndicated to third parties or held in the Company’s fleet depending on a variety of factors.

Marine revenue is expected to be recognized through 2021 as vessel construction is completed.

Services includes management and maintenance services of which approximately 45% are expected to be performed through 2024 and the remaining amount through 2037.

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

The purchase price was funded by, and consisted of, a combination of cash on hand, the proceeds of a $300 million secured term loan and the issuance to the seller of a $50 million senior convertible note.

For the nine months ended May 31, 2020, the operations contributed by ARI’s manufacturing business generated revenues of $338.7 million and net earnings of $6.7 million, which are reported in the Company’s consolidated financial statements as part of the Manufacturing segment.

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

The above purchase price allocation, including the residual amount allocated to goodwill, is based on preliminary information and is subject to change as additional information is obtained related to the amounts allocated to the assets acquired and liabilities assumed. During the measurement period, which may extend up to 12 months after the date of acquisition, the Company will adjust these assets and liabilities if new information is obtained about the facts and circumstances that existed as of the acquisition date and revised amounts will be recorded as of that date. The effect of measurement period adjustments to the estimated amounts will be reflected on a prospective basis and were not material during the nine months ended May 31, 2020.

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

Note 4 – Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in first-out method. Work-in-process includes material, labor and overhead. Finished goods includes completed wheels, parts and railcars not on lease or in transit. The following table summarizes the Company’s inventory balance:

(In thousands)	May 31, 2020	August 31, 2019
Manufacturing supplies and raw materials	$326,686	$387,015
Work-in-process	148,342	156,614
Finished goods	219,050	130,576
Excess and obsolete adjustment	(18,636)	(9,512)
	$675,442	$664,693

THE GREENBRIER COMPANIES, INC.

Note 5 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	May 31, 2020	August 31, 2019
Intangible assets subject to amortization:
Customer relationships	$89,722	$89,722
Accumulated amortization	(54,600)	(48,850)
Other intangibles	36,748	34,031
Accumulated amortization	(9,274)	(6,908)
	62,596	67,995
Intangible assets not subject to amortization	2,513	5,450
Prepaid and other assets	19,646	15,749
Operating lease ROU assets	56,886	—
Nonqualified savings plan investments	32,165	27,967
Revolving notes issuance costs, net	3,859	4,568
Assets held for sale	3,650	3,650
Total Intangible and other assets, net	$181,315	$125,379

Amortization expense was $2.7 million and $8.2 million for the three and nine months ended May 31, 2020 and $1.3 million and $4.6 million for the three and nine months ended May 31, 2019. Amortization expense for the years ending August 31, 2020, 2021, 2022, 2023 and 2024 is expected to be $10.4 million, $10.4 million, $7.0 million, $5.8 million and $5.8 million, respectively.

Note 6 – Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $705.1 million as of May 31, 2020.

As of May 31, 2020, a $600.0 million revolving line of credit, maturing June 2024, secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.50% or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of May 31, 2020, lines of credit totaling $55.1 million secured by certain of the Company’s European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.1% to WIBOR plus 1.5% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of the European manufacturing operations. The European lines of credit include $13.9 million of facilities which are guaranteed by the Company. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from August 2020 through July 2021.

As of May 31, 2020, the Company’s Mexican railcar manufacturing joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $30.0 million. Advances under this facility bear interest at LIBOR plus 3.75% to 4.25%. The Mexican railcar manufacturing joint venture will be able to draw against this facility through March 2024. The second line of credit provides up to $20.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.75%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2021.

THE GREENBRIER COMPANIES, INC.

As of May 31, 2020, outstanding commitments under the senior secured credit facilities consisted of $28.7 million in letters of credit and $350.0 million in borrowings under the North American credit facility, $46.5 million outstanding under the European credit facilities and $20.0 million outstanding under the Mexican credit facilities. As of May 31, 2020, the Company had an aggregate of $136.8 million available to draw down under committed credit facilities.

As of August 31, 2019, outstanding commitments under the senior secured credit facilities consisted of $24.4 million in letters of credit under the North American credit facility and $27.1 million outstanding under the European credit facilities.

Note 7 – Accounts Payable and Accrued Liabilities

(In thousands)	May 31, 2020	August 31, 2019
Trade payables	$161,900	$302,009
Other accrued liabilities	106,200	108,939
Operating lease liabilities	58,158	—
Accrued payroll and related liabilities	100,152	106,669
Accrued warranty	47,743	46,678
Income taxes payable	14,816	4,065
	$488,969	$568,360

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

Warranty accrual activity:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2020	2019	2020	2019
Balance at beginning of period	$46,850	$24,994	$46,678	$27,395
Charged to cost of revenue, net	2,600	1,235	5,862	4,088
Payments	(1,518)	(2,004)	(4,653)	(6,801)
Currency translation effect	(189)	(260)	(144)	(717)
Balance at end of period	$47,743	$23,965	$47,743	$23,965

THE GREENBRIER COMPANIES, INC.

Note 9 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2019	$(8,841)	$(34,194)	$(1,780)	$(44,815)
Other comprehensive loss before reclassifications	(7,127)	(13,306)	(140)	(20,573)
Amounts reclassified from Accumulated other comprehensive loss	2,322	—	—	2,322
Balance, May 31, 2020	$(13,646)	$(47,500)	$(1,920)	$(63,066)

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Income, with financial statement caption, were as follows:

	Three Months Ended May 31,
(In thousands)	2020	2019	Financial Statement Caption
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$1,711	$249	Revenue and Cost of revenue
Interest rate swap contracts	783	142	Interest and foreign exchange
	2,494	391	Total before tax
	(649)	(85)	Income tax benefit
	$1,845	$306	Net of tax

	Nine Months Ended May 31,
(In thousands)	2020	2019	Financial Statement Location
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$1,812	$1,506	Revenue and cost of revenue
Interest rate swap contracts	1,319	438	Interest and foreign exchange
	3,131	1,944	Total before tax
	(809)	(468)	Income tax benefit
	$2,322	$1,476	Net of tax

THE GREENBRIER COMPANIES, INC.

Note 10 – Earnings Per Share

The shares used in the computation of basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2020	2019	2020	2019
Weighted average basic common shares outstanding (1)	32,690	32,603	32,660	32,623
Dilutive effect of 2.875% Convertible notes (2)	—	—	—	—
Dilutive effect of 2.25% Convertible notes (3)	—	n/a	—	n/a
Dilutive effect of restricted stock units (4)	788	580	754	538
Weighted average diluted common shares outstanding	33,478	33,183	33,414	33,161

(1)

Restricted stock grants and restricted stock units that are considered participating securities, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position.

(2)

The dilutive effect of the 2.875% Convertible notes was excluded for the three and nine months ended May 31, 2020 and 2019 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive.

(3)

The 2.25% Convertible notes were issued in July 2019. The dilutive effect of the 2.25% Convertible notes was excluded for the three and nine months ended May 31, 2020 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive.

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Net earnings attributable to Greenbrier	$27,772	$15,248	$49,070	$35,969
Weighted average diluted common shares outstanding	33,478	33,183	33,414	33,161
Diluted earnings per share	$0.83	$0.46	$1.47	$1.08

THE GREENBRIER COMPANIES, INC.

Note 11 – Stock Based Compensation

The value of stock based compensation awards is amortized as compensation expense from the date of grant through the earlier of the vesting period or in some instances the recipient’s eligible retirement date. Stock based compensation expense consists of restricted stock unit, restricted stock and phantom stock unit awards.

Stock based compensation expense was $1.0 million and $8.3 million for the three and nine months ended May 31, 2020, respectively and $3.5 million and $10.8 million for the three and nine months ended May 31, 2019, respectively. Compensation expense is recorded in Selling and administrative expense and Cost of revenue on the Consolidated Statements of Income.

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

At May 31, 2020 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros and Pound Sterling; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $37.3 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when there is a loss, or as Accounts receivable, net when there is a gain. As the contracts mature at various dates through May 2022, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At May 31, 2020 exchange rates, approximately $1.1 million would be reclassified to revenue or cost of revenue in the next year.

At May 31, 2020, an interest rate swap agreement maturing in September 2023 had a notional amount of $106.6 million and an interest rate swap agreement maturing June 2024 had a notional amount of $146.3 million. The fair value of the contracts are included on the Consolidated Balance Sheets in Accounts payable and accrued liabilities when there is a loss, or in Accounts receivable, net when there is a gain. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At May 31, 2020 interest rates, approximately $5.0 million would be reclassified to interest expense in the next year.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		May 31, 2020	August 31, 2019		May 31, 2020	August 31, 2019
(In thousands)	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$147	$64	Accounts payable and accrued liabilities	$768	$437
Interest rate swap contracts	Accounts receivable, net	—	—	Accounts payable and accrued liabilities	16,876	10,255
		$147	$64		$17,644	$10,692
Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$—	$—	Accounts payable and accrued liabilities	$2	$587

THE GREENBRIER COMPANIES, INC.

The Effect of Derivative Instruments on the Statements of Income

Three Months Ended May 31, 2020 and 2019

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives three months ended
		May 31, 2020	May 31, 2019
Foreign forward exchange contract	Interest and foreign exchange	$154	$—

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives three months ended,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income three months ended		Location of gain (loss) on derivative (amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (amount excluded from effectiveness testing) three months ended
	May 31, 2020	May 31, 2019		May 31, 2020	May 31, 2019		May 31, 2020	May 31, 2019
Foreign forward exchange contracts	$(599)	$330	Revenue	$(485)	$(68)	Revenue	$138	$264
Foreign forward exchange contracts	(2,015)	102	Cost of revenue	(1,226)	(181)	Cost of revenue	130	179
Interest rate swap contracts	(5,155)	(2,704)	Interest and foreign exchange	(783)	(143)	Interest and foreign exchange	281	(163)
	$(7,769)	$(2,272)		$(2,494)	$(392)		$549	$280

The following table presents the amounts in the Consolidated Statements of Income in which the effects of the cash flow hedges are recorded and the effects of the cash flow hedge activity on these line items for the three months ended May 31, 2020 and 2019:

	For The Three Months Ended
	May 31, 2020		May 31, 2019
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$762,557	$(485)	$856,152	$(68)
Cost of revenue	655,026	(1,226)	749,580	(181)
Interest and foreign exchange	7,562	(783)	9,770	(143)

Nine Months Ended May 31, 2020 and 2019

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives nine months ended
		May 31, 2020	May 31, 2019
Foreign forward exchange contract	Interest and foreign exchange	$60	$495

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives nine months ended		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income nine months ended		Location of gain (loss) on derivative amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (amount excluded from effectiveness testing) nine months ended
	May 31, 2020	May 31, 2019		May 31, 2020	May 31, 2019		May 31, 2020	May 31, 2019
Foreign forward exchange contracts	$164	$(16)	Revenue	$(584)	$(735)	Revenue	$781	$1,164
Foreign forward exchange contracts	(2,198)	(293)	Cost of revenue	(1,228)	(771)	Cost of revenue	474	857
Interest rate swap contracts	(7,939)	(6,393)	Interest and foreign exchange	(1,319)	(438)	Interest and foreign exchange	—	(185)
	$(9,973)	$(6,702)		$(3,131)	$(1,944)		$1,255	$1,836

THE GREENBRIER COMPANIES, INC.

	For the Nine Months Ended
	May 31, 2020		May 31, 2019
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$2,155,764	$(584)	$2,119,346	$(735)
Cost of revenue	1,869,708	(1,228)	1,886,397	(771)
Interest and foreign exchange	33,023	(1,319)	23,411	(438)

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

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

For the three months ended May 31, 2020:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$653,007	$1,151	$654,158	$68,445	$95	$68,540
Wheels, Repair & Parts	82,024	1,527	83,551	3,785	(393)	3,392
Leasing & Services	27,526	14,841	42,367	11,837	14,454	26,291
Eliminations	—	(17,519)	(17,519)	—	(14,156)	(14,156)
Corporate	—	—	—	(17,255)	—	(17,255)
	$762,557	$—	$762,557	$66,812	$—	$66,812

For the nine months ended May 31, 2020:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,800,317	$1,269	$1,801,586	$167,693	$73	$167,766
Wheels, Repair & Parts	259,857	12,511	272,368	8,219	(903)	7,316
Leasing & Services	95,590	31,830	127,420	34,407	30,127	64,534
Eliminations	—	(45,610)	(45,610)	—	(29,297)	(29,297)
Corporate	—	—	—	(63,287)	—	(63,287)
	$2,155,764	$—	$2,155,764	$147,032	$—	$147,032

THE GREENBRIER COMPANIES, INC.

For the three months ended May 31, 2019:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$681,588	$29,201	$710,789	$72,110	$2,000	$74,110
Wheels, Repair & Parts	124,980	11,601	136,581	(8,820)	808	(8,012)
Leasing & Services	49,584	5,848	55,432	15,337	4,913	20,250
Eliminations	—	(46,650)	(46,650)	—	(7,721)	(7,721)
Corporate	—	—	—	(25,438)	—	(25,438)
	$856,152	$—	$856,152	$53,189	$—	$53,189

For the nine months ended May 31, 2019:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,629,396	$82,257	$1,711,653	$122,955	$4,791	$127,746
Wheels, Repair & Parts	358,801	36,440	395,241	(2,750)	262	(2,488)
Leasing & Services	131,149	14,758	145,907	53,880	12,466	66,346
Eliminations	—	(133,455)	(133,455)	—	(17,519)	(17,519)
Corporate	—	—	—	(66,388)	—	(66,388)
	$2,119,346	$—	$2,119,346	$107,697	$—	$107,697

	Total assets
(In thousands)	May 31, 2020	August 31, 2019
Manufacturing	$1,441,052	$1,606,571
Wheels, Repair & Parts	296,888	306,725
Leasing & Services	777,523	708,799
Unallocated	763,568	368,542
	$3,279,031	$2,990,637

Reconciliation of Earnings from operations to Earnings before income tax and earnings (loss) from unconsolidated affiliates:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2020	2019	2020	2019
Earnings from operations	$66,812	$53,189	$147,032	$107,697
Interest and foreign exchange	7,562	9,770	33,023	23,411
Earnings before income tax and earnings (loss) from unconsolidated affiliates	$59,250	$43,419	$114,009	$84,286

THE GREENBRIER COMPANIES, INC.

Note 14 – Leases

Lessor

Equipment on operating leases is reported net of accumulated depreciation of $31.1 million and $44.2 million as of May 31, 2020 and August 31, 2019, respectively. Depreciation expense was $2.6 million and $9.2 million for the three and nine months ended May 31, 2020. In addition, certain railcar equipment leased-in by the Company on operating leases is subleased to customers under non-cancelable operating leases with lease terms ranging from one to nine years. Operating lease rental revenues included in the Company’s Statement of Income for the three and nine months ended May 31, 2020 was $9.0 million and $30.2 million, which included $2.8 million and $9.3 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements.

Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases at May 31, 2020, will mature as follows:

(in thousands)
Remaining three months of 2020	$7,579
2021	28,249
2022	26,044
2023	20,567
2024	16,984
Thereafter	24,203
$123,626

Lessee

The Company leases railcars, real estate, and certain equipment under operating and, to a lesser extent, finance lease arrangements. As of and for the three and nine months ended May 31, 2020, finance leases were not a material component of the Company's lease portfolio. The Company’s real estate and equipment leases have remaining lease terms ranging from less than one year to 78 years, with some including options to extend up to 15 years. The Company recognizes a lease liability and corresponding right-of-use (ROU) asset based on the present value of lease payments. To determine the present value of lease payments, as most of its leases do not provide a readily determinable implicit rate, the Company’s incremental borrowing rate is used to discount the lease payments based on information available at lease commencement date. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when estimating its incremental borrowing rate.

The components of operating lease costs were as follows:

(in thousands)	Three months ended May 31, 2020	Nine months ended May 31, 2020

Operating lease expense	$4,388	$11,238
Short-term lease expense	1,707	6,437
Total	$6,095	$17,675

THE GREENBRIER COMPANIES, INC.

Aggregate minimum future amounts payable under operating leases having initial or remaining non-cancelable terms at May 31, 2020 will mature as follows:

(in thousands)
Remaining three months of 2020	$3,935
2021	13,977
2022	10,722
2023	10,231
2024	8,754
Thereafter	18,640
Total lease payments	$66,259
Less: Imputed interest	(8,101)
Total lease obligations	$58,158

The table below presents additional information related to the Company’s leases:

Weighted average remaining lease term
Operating leases	11.6 years

Weighted average discount rate
Operating leases	3.4%

Supplemental cash flow information related to leases were as follows:

(in thousands)	Nine months ended May 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12,121
ROU assets obtained in exchange for new operating lease liabilities	$26,372

THE GREENBRIER COMPANIES, INC.

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

The EPA's January 6, 2017 ROD identifies a clean-up remedy that the EPA estimates will take 13 years of active remediation, followed by 30 years of monitoring with an estimated undiscounted cost of $1.7 billion. The EPA typically expects its cost estimates to be accurate within a range of -30% to +50%, but this ROD states that changes in costs are likely to occur as a result of new data it wants to collect over a 2-year period prior to final remedy design. The ROD identifies 13 Sediment Decision Units. One of the units, RM9W, includes the nearshore area of the river sediments offshore of the Company's Portland, Oregon manufacturing facility as well as upstream and downstream of the facility. It also includes a portion of the Company's riverbank. The ROD does not break down total remediation costs by Sediment Decision Unit. The EPA's ROD concluded that more data was needed to better define clean-up scope and cost. On December 8, 2017, the EPA announced that Portland Harbor is one of 21 Superfund sites targeted for greater attention. On December 19, 2017, the EPA announced that it had entered a new AOC with a group of four potentially responsible parties to conduct additional sampling during 2018 and 2019 to provide more certainty about clean-up costs and aid the mediation process to allocate those costs. The parties to the mediation, including the Company, agreed to help fund the additional sampling, which is now complete. The EPA requested that potentially responsible parties enter AOCs during 2019 agreeing to conduct remedial design studies. Some parties have signed AOCs, including one party with respect to RM9W which includes the area offshore of the Company’s manufacturing facility. The Company has not signed an AOC in connection with remedial design, but will potentially be directly or indirectly responsible for conducting or funding a portion of such RM9W remedial design. The allocation process is continuing in parallel with the process to define the remedial design.

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

THE GREENBRIER COMPANIES, INC.

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

On January 30, 2017 the Confederated Tribes and Bands of Yakama Nation sued 33 parties including the Company as well as the United States and the State of Oregon for costs it incurred in assessing alleged natural resource damages to the Columbia River from contaminants deposited in Portland Harbor. Confederated Tribes and Bands of the Yakama Nation v. Air Liquide America Corp., et al., United States Court for the District of Oregon Case No. 3i17-CV-00164-SB. The complaint does not specify the amount of damages the plaintiff will seek. The case has been stayed until January 14, 2022.

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

As of May 31, 2020, the Company had outstanding letters of credit aggregating to $28.7 million associated with performance guarantees, facility leases and workers compensation insurance.

As of May 31, 2020, the Company had a $4.5 million note receivable from Amsted-Maxion Cruzeiro, its unconsolidated Brazilian castings and components manufacturer and a $3.9 million note receivable from Greenbrier-Maxion, its unconsolidated Brazilian railcar manufacturer. These note receivables are included on the Consolidated Balance Sheet in Accounts receivable, net. In the future, the Company may make loans to or provide guarantees for Amsted-Maxion Cruzeiro or Greenbrier-Maxion, its unconsolidated Brazilian railcar manufacturer.

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

Assets and liabilities measured at fair value on a recurring basis as of May 31, 2020 were:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$147	$—	$147	$—
Nonqualified savings plan investments	32,165	32,165	—	—
Cash equivalents	203,301	203,301	—	—
	$235,613	$235,466	$147	$—
Liabilities:
Derivative financial instruments	$17,646	$—	$17,646	$—

(1)	Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 12 - Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2019 were:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$64	$—	$64	$—
Nonqualified savings plan investments	27,967	27,967	—	—
Cash equivalents	68,100	68,100	—	—
	$96,131	$96,067	$64	$—
Liabilities:
Derivative financial instruments	$11,279	$—	$11,279	$—

THE GREENBRIER COMPANIES, INC.

Note 17 – Related Party Transactions

In June 2017, the Company purchased a 40% interest in the common equity of an entity that buys and sells railcar assets that are leased to third parties. The railcars sold to this leasing warehouse are principally built by Greenbrier. The Company accounts for this leasing warehouse investment under the equity method of accounting. As of May 31, 2020, the carrying amount of the investment was $4.7 million which is classified in Investment in unconsolidated affiliates in the Consolidated Balance Sheet. Upon sale of railcars to this entity from Greenbrier, 60% of the related revenue and margin is recognized and 40% is deferred until the railcars are ultimately sold by the entity. There were no sales to or from this entity during the three and nine months ended May 31, 2020. The Company recognized $18.2 million in revenue associated with railcars sold into the leasing warehouse during the nine months ended May 31, 2019. The Company also recognized $5.6 million in revenue associated with railcars sold out of the leasing warehouse during the nine months ended May 31, 2019. The Company also provides administrative and remarketing services to this entity and earns management fees for these services which were immaterial for the nine months ended May 31, 2020 and May 31, 2019.

The Company has a 41.9% interest in Axis, LLC (Axis), a joint venture. The Company obtained its ownership interest in Axis as part of the acquisition of the manufacturing business of ARI on July 26, 2019. For the three and nine months ended May 31, 2020, the Company purchased $4.3 million and $11.5 million of railcar components from Axis.

In November 2019, the Company increased its ownership interest in Amsted-Maxion Cruzeiro from 24.5% to 29.5%. This transaction included a conversion to equity of $4.8 million from a note receivable, including accrued interest, and a re-payment to the Company of $1.5 million which was used to acquire the additional 5% ownership interest. As of May 31, 2020, the Company had a remaining $4.5 million note receivable due from Amsted-Maxion Cruzeiro, its unconsolidated Brazilian castings and components manufacturer and a $3.9 million note receivable from Greenbrier-Maxion, its unconsolidated Brazilian railcar manufacturer. These note receivables are included on the Consolidated Balance Sheet in Accounts receivable, net.

In May 2020, the Company and its manufacturing partner Grupo Industrial Monclova, S.A. (GIMSA) amended its joint venture agreement for its joint ventures in Monclova, Mexico. In addition to certain temporary changes to the existing fee arrangements, the joint ventures also paid dividends of $22.5 million to each of the joint venture partners during the three months ended May 31, 2020.

THE GREENBRIER COMPANIES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in three reportable segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. Our segments are operationally integrated. The Manufacturing segment, which currently operates from facilities in the U.S., Mexico, Poland, Romania and Turkey, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Wheels, Repair & Parts segment performs wheel and axle servicing; railcar repair, refurbishment and maintenance; as well as production of a variety of parts for the rail industry in North America. The Leasing & Services segment owns approximately 8,800 railcars and provides management services for approximately 391,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America as of May 31, 2020. Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil and a lease financing warehouse.

Our total manufacturing backlog of railcar units, for direct sale or lease to a third party, as of May 31, 2020 was approximately 26,700 units with an estimated value of $2.67 billion. Approximately 8% of backlog units and 5% of estimated backlog value as of May 31, 2020 were associated with our Brazilian manufacturing operations which are accounted for under the equity method. Backlog units for lease may be syndicated to third parties or held in our own fleet depending on a variety of factors. Multi-year supply agreements are common in the rail industry. A portion of the orders included in backlog reflects an assumed product mix. Under the terms of such orders, the exact mix and pricing will be determined in the future, which may impact backlog. Marine backlog as of May 31, 2020 was $37 million.

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

COVID-19 and the Downturn in Global Economic Activity

We are closely monitoring and managing the impacts on our business of the COVID-19 coronavirus pandemic, the significant decline in global economic activity, and governmental reactions to these historic events (“COVID-19 Events”).

All of our manufacturing and service facilities continue regular operations. We function as an essential infrastructure business under guidance issued by the Department of Homeland Security. Similar guidelines and authorities exist in other nations where we operate. Since the emergence of COVID-19, our manufacturing plants, repair shops, and wheel shops in the United States have been permitted to continue to operate subject to enhanced safety protocols, both voluntary and government mandated, that aim to protect the health of our workforce and the residents of the communities in which our facilities are located. The situation is similar in our manufacturing plants and shops in Mexico, Europe, Brazil and Turkey which also have been permitted by applicable governmental authorities to operate subject to enhanced health and safety protocols.

During the quarter ended May 31, 2020, our consolidated financial condition and results of operations were not materially impacted by COVID-19 Events. Certain of our businesses recorded a decrease in operating profits compared against the fiscal quarter ended May 31, 2019 which we attribute primarily to the cyclical decrease in economic activity in the freight rail equipment market which began prior to the emergence of COVID-19 (“Cyclical Downturn”). The Cyclical Downturn has intensified as a result of the COVID-19 Events.  Our liquidity position strengthened in the quarter ended May 31, 2020 due to cash flow from operations, spending reductions and increased borrowing capacity.

THE GREENBRIER COMPANIES, INC.

As described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, COVID-19 Events may have a material negative impact on our business, liquidity, results of operations, and stock price. Beyond these general observations, we are unable to predict when, how, or with what magnitude COVID-19 Events, in combination with the Cyclical Downturn, will negatively impact our business due to numerous uncertainties, including the duration of the COVID-19 pandemic, the duration of the global decline in economic activity, the impact of those events to our customers, suppliers and employees, and actions that may be taken by governmental authorities, including potentially preventing or curtailing the operations of our plants and/or shops, and other consequences.

THE GREENBRIER COMPANIES, INC.

Three Months Ended May 31, 2020 Compared to the Three Months Ended May 31, 2019

Overview

Revenue, cost of revenue, margin and Earnings from operations (operating profit) presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three Months Ended May 31,
(In thousands)	2020	2019
Revenue:
Manufacturing	$653,007	$681,588
Wheels, Repair & Parts	82,024	124,980
Leasing & Services	27,526	49,584
	762,557	856,152
Cost of revenue:
Manufacturing	562,793	590,788
Wheels, Repair & Parts	75,001	119,821
Leasing & Services	17,232	38,971
	655,026	749,580
Margin:
Manufacturing	90,214	90,800
Wheels, Repair & Parts	7,023	5,159
Leasing & Services	10,294	10,613
	107,531	106,572
Selling and administrative	49,494	54,377
Net gain on disposition of equipment	(8,775)	(11,019)
Goodwill impairment	—	10,025
Earnings from operations	66,812	53,189
Interest and foreign exchange	7,562	9,770
Earnings before income taxes and earnings (loss) from unconsolidated affiliates	59,250	43,419
Income tax expense	(24,421)	(13,008)
Earnings before earnings (loss) from unconsolidated affiliates	34,829	30,411
Earnings (loss) from unconsolidated affiliates	1,040	(4,564)
Net earnings	35,869	25,847
Net earnings attributable to noncontrolling interest	(8,097)	(10,599)
Net earnings attributable to Greenbrier	$27,772	$15,248
Diluted earnings per common share	$0.83	$0.46

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Three Months Ended May 31,
(In thousands)	2020	2019
Operating profit (loss):
Manufacturing	$68,445	$72,110
Wheels, Repair & Parts	3,785	(8,820)
Leasing & Services	11,837	15,337
Corporate	(17,255)	(25,438)
	$66,812	$53,189

THE GREENBRIER COMPANIES, INC.

Consolidated Results

	Three Months Ended May 31,		Increase	%
(In thousands)	2020	2019	(Decrease)	Change
Revenue	$762,557	$856,152	$(93,595)	(10.9%)
Cost of revenue	$655,026	$749,580	$(94,554)	(12.6%)
Margin (%)	14.1%	12.4%	1.7%	*
Net earnings attributable to Greenbrier	$27,772	$15,248	$12,524	82.1%

*	Not meaningful

Beginning July 26, 2019, the consolidated results included the results of the manufacturing business of ARI which were additive to revenue and cost of revenue for the three months ended May 31, 2020.

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 10.9% decrease in revenue for the three months ended May 31, 2020 as compared to the three months ended May 31, 2019 was primarily due to a 34.4% decrease in Wheels, Repair & Parts revenue from lower wheelset, component and parts volumes due to lower demand, lower repair revenue primarily from four fewer shops in the current period and a decrease in scrap metal pricing and volume. The decrease in revenue was also due to a 4.2% decrease in Manufacturing revenue primarily attributed to a 16.9% decrease in railcar deliveries and a 44.5% decrease in Leasing & Services revenue primarily attributed to a decrease in the sale of railcars which we had purchased from third parties with the intent to resell.

The 12.6% decrease in cost of revenue for the three months ended May 31, 2020 as compared to the three months ended May 31, 2019 was primarily due to a 37.4% decrease in Wheels, Repair & Parts cost of revenue from lower costs associated with a reduction in wheelset, component and parts volumes and four fewer repair shops in the current period. The decrease in cost of revenue was also due to a 4.7% decrease in Manufacturing cost of revenue primarily attributed to a 16.9% decrease in the volume of railcar deliveries and a 55.8% decrease in Leasing & Services cost of revenue from a decrease in the volume of railcars sold that we purchased from third parties.

Margin as a percentage of revenue was 14.1% and 12.4% for the three months ended May 31, 2020 and 2019, respectively. The overall margin as a percentage of revenue was positively impacted by an increase in Manufacturing margin to 13.8% from 13.3% primarily attributed to higher volumes of new railcar sales with leases attached which typically result in enhanced sales prices and margins and a change in product mix.

The $12.5 million increase in Net earnings attributable to Greenbrier for the three months ended May 31, 2020 as compared to the three months ended May 31, 2019 was primarily attributable to a $10.0 million goodwill impairment charge recognized during the three months ended May 31, 2019. This was partially offset by a higher effective tax rate for the three months ended May 31, 2020 compared to the three months ended May 31, 2019 primarily attributable to net unfavorable discrete items related to changes in foreign currency exchange rates for our U.S. Dollar denominated foreign operations in the current quarter.

Manufacturing Segment

	Three Months Ended May 31,		Increase	%
(In thousands)	2020	2019	(Decrease)	Change
Revenue	$653,007	$681,588	$(28,581)	(4.2%)
Cost of revenue	$562,793	$590,788	$(27,995)	(4.7%)
Margin (%)	13.8%	13.3%	0.5%	*
Operating profit ($)	$68,445	$72,110	$(3,665)	(5.1%)
Operating profit (%)	10.5%	10.6%	(0.1%)	*
Deliveries	5,400	6,500	(1,100)	(16.9%)

THE GREENBRIER COMPANIES, INC.

*	Not meaningful

Beginning July 26, 2019, the Manufacturing segment included the results of the manufacturing business of ARI which were additive to Manufacturing revenue and cost of revenue for the three months ended May 31, 2020.

Manufacturing revenue decreased $28.6 million or 4.2% for the three months ended May 31, 2020 compared to the three months ended May 31, 2019. The decrease in revenue was primarily attributed to a 16.9% decrease in railcar deliveries partially offset by $128.0 million in additional revenue for the three months ended May 31, 2020 associated with the acquired manufacturing business of ARI and a change in product mix.

Manufacturing cost of revenue decreased $28.0 million or 4.7% for the three months ended May 31, 2020 compared to the three months ended May 31, 2019. The decrease in cost of revenue was primarily attributed to a 16.9% decrease in the volume of railcar deliveries partially offset by $115.7 million in additional cost of revenue for the three months ended May 31, 2020 associated with the acquired manufacturing business of ARI and a change in product mix.

Manufacturing margin as a percentage of revenue increased 0.5% for the three months ended May 31, 2020 compared to the three months ended May 31, 2019. The increase was primarily attributed to higher volumes of new railcar sales with leases attached which typically result in enhanced sales prices and margins and a change in product mix. These were partially offset by $4.5 million in severance expense and increased costs associated with operating our manufacturing facilities during the COVID-19 pandemic during the three months ended May 31, 2020.

Manufacturing operating profit decreased $3.7 million or 5.1% for the three months ended May 31, 2020 compared to the three months ended May 31, 2019. The decrease in operating profit was primarily attributed to a decrease in railcar deliveries, severance expense and increased costs associated with operating our manufacturing facilities during the COVID-19 pandemic during the three months ended May 31, 2020.

THE GREENBRIER COMPANIES, INC.

Wheels, Repair & Parts Segment

	Three Months Ended May 31,		Increase	%
(In thousands)	2020	2019	(Decrease)	Change
Revenue	$82,024	$124,980	$(42,956)	(34.4%)
Cost of revenue	$75,001	$119,821	$(44,820)	(37.4%)
Margin (%)	8.6%	4.1%	4.5%	*
Operating profit ($)	$3,785	$(8,820)	$12,605	*
Operating profit (%)	4.6%	(7.1%)	11.7%	*

*	Not meaningful

Wheels, Repair & Parts revenue decreased $43.0 million or 34.4% for the three months ended May 31, 2020 compared to the three months ended May 31, 2019. The decrease was primarily due to lower wheelset, component and parts volumes due to lower demand, lower repair revenue primarily from four fewer shops in the current period and a decrease in scrap metal pricing and volume.

Wheels, Repair & Parts cost of revenue decreased $44.8 million or 37.4% for the three months ended May 31, 2020 compared to the three months ended May 31, 2019. The decrease was primarily due to lower costs associated with a reduction in wheelset, component and parts volumes and four fewer repair shops in the current period.

Wheels, Repair & Parts margin as a percentage of revenue increased 4.5% for the three months ended May 31, 2020 compared to the three months ended May 31, 2019. The increase was primarily attributed to efficiencies at our repair shops in the current period. In addition, the three months ended May 31, 2019 was negatively impacted by costs associated with closing sites in our repair network. These factors which had a positive impact to Wheels, Repair & Parts margin as a percentage of revenue compared to the prior year, were partially offset by a decrease in scrap metal pricing and increased costs associated with operating our facilities during the COVID-19 pandemic during the three months ended May 31, 2020.

Wheels, Repair & Parts operating profit increased $12.6 million for the three months ended May 31, 2020 compared to the prior comparable period. The three months ended May 31, 2019 was negatively impacted by a $10.0 million goodwill impairment and costs associated with closing sites in our repair network.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

	Three Months Ended May 31,		Increase	%
(In thousands)	2020	2019	(Decrease)	Change
Revenue	$27,526	$49,584	$(22,058)	(44.5%)
Cost of revenue	$17,232	$38,971	$(21,739)	(55.8%)
Margin (%)	37.4%	21.4%	16.0%	*
Operating profit ($)	$11,837	$15,337	$(3,500)	(22.8%)
Operating profit (%)	43.0%	30.9%	12.1%	*

*	Not meaningful

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

Leasing & Services revenue decreased $22.1 million or 44.5% for the three months ended May 31, 2020 compared to the three months ended May 31, 2019. The decrease was primarily attributed to a decrease in the sale of railcars which we had purchased from third parties with the intent to resell. This was partially offset by higher average volume of rent-producing leased railcars for syndication.

Leasing & Services cost of revenue decreased $21.7 million or 55.8% for the three months ended May 31, 2020 compared to the three months ended May 31, 2019. The decrease was primarily due to a decrease in the volume of railcars sold that we purchased from third parties partially offset by higher storage costs.

Leasing & Services margin as a percentage of revenue increased 16.0% for the three months ended May 31, 2020 compared to the three months ended May 31, 2019. Margin as a percentage of revenue for the three months ended May 31, 2020 benefited from fewer sales of railcars that we purchased from third parties which have lower margin percentages. The increase in margin as a percentage of revenue was also due to a higher average volume of rent-producing leased railcars for syndication. These were partially offset by $4.3 million in negative impacts during the three months ended May 31, 2020 related to disruptions and restructurings in the North American sand car market.

Leasing & Services operating profit decreased $3.5 million or 22.8% for the three months ended May 31, 2020 compared to the three months ended May 31, 2019. The decrease was primarily attributed to $4.3 million in negative impacts during the three months ended May 31, 2020 related to disruptions and restructurings in the North American sand car market and a $2.4 million decrease in net gain on disposition of equipment.

THE GREENBRIER COMPANIES, INC.

Selling and Administrative Expense

	Three Months Ended
(In thousands)	May 31, 2020	May 31, 2019	Increase (Decrease)	% Change
Selling and administrative expense	$49,494	$54,377	$(4,883)	(9.0%)

Selling and administrative expense was $49.5 million or 6.5% of revenue for the three months ended May 31, 2020 compared to $54.4 million or 6.4% of revenue for the prior comparable period. The $4.9 million decrease was primarily attributed to $5.8 million in transaction related costs incurred during the three months ended May 31, 2019. The decrease was also attributed to a $3.2 million reduction in employee related costs in the current year partially offset by $2.8 million from the addition of the manufacturing business of ARI selling and administrative costs during the three months ended May 31, 2020.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $8.8 million for the three months ended May 31, 2020 compared to $11.0 million for the prior comparable period. Net gain on disposition of equipment primarily includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity; and disposition of property, plant and equipment.

Goodwill Impairment

We performed our annual goodwill impairment test during the third quarter of 2020 and we concluded that goodwill was not impaired. Based on the results of our annual impairment test during the third quarter of 2019, a non-cash impairment charge of $10.0 million was recorded during the three months ended May 31, 2019 related to our Wheels, Repair & Parts segment.

Other Costs

Interest and foreign exchange expense was composed of the following:

	Three Months Ended May 31,
(In thousands)	2020	2019	Increase (Decrease)
Interest and foreign exchange:
Interest and other expense	$10,698	$8,243	$2,455
Foreign exchange (gain) loss	(3,136)	1,527	(4,663)
	$7,562	$9,770	$(2,208)

THE GREENBRIER COMPANIES, INC.

The $2.2 million decrease in interest and foreign exchange expense from the prior comparable period was primarily attributed to the change in the Mexican Peso relative to the U.S. Dollar. This was partially offset by interest expense associated with our $300 million of senior term debt issued in July 2019 and an increase in revolving notes borrowings.

Income Tax

The effective tax rate for the three months ended May 31, 2020 was 41.2% compared to 30.0% for the three months ended May 31, 2019. The increase in the effective rate from the prior year was primarily attributable to net unfavorable discrete items related to changes in foreign currency exchange rates for our U.S. Dollar denominated foreign operations in the current quarter compared to net favorable discrete items in the prior comparable period. Early indications are that the effective tax rate may be lower during the fourth quarter of 2020 based on currency exchange rates. As a result, the year to date effective tax rate of 33.2% may be lower based on less volatile currency exchange rates in the fourth quarter of 2020. Excluding the impact of discrete items in both periods, the effective tax rate was 23.6% for the three months ended May 31, 2020 compared to 24.3% in the prior comparable period. The decrease from the 24.3% to the 23.6% tax rate was primarily due to the geographic mix of earnings.

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

Earnings from unconsolidated affiliates was $1.0 million for the three months ended May 31, 2020 compared to a loss from unconsolidated affiliates of $4.6 million for the three months ended May 31, 2019. The increase in earnings from unconsolidated affiliates was primarily related to an increase in earnings at our Brazil operations and earnings from our investment in Axis, a joint venture that manufactures and sells axles to its joint venture partners. We obtained our ownership interest in Axis as part of the acquisition of the manufacturing business of ARI on July 26, 2019.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $8.1 million for the three months ended May 31, 2020 compared to $10.6 million in the prior comparable period, which primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

THE GREENBRIER COMPANIES, INC.

Nine Months Ended May 31, 2020 Compared to the Nine Months Ended May 31, 2019

Overview

Revenue, cost of revenue, margin and Earnings from operations (operating profit) presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Nine Months Ended May 31,
(In thousands)	2020	2019
Revenue:
Manufacturing	$1,800,317	$1,629,396
Wheels, Repair & Parts	259,857	358,801
Leasing & Services	95,590	131,149
	2,155,764	2,119,346
Cost of revenue:
Manufacturing	1,567,014	1,451,589
Wheels, Repair & Parts	241,266	339,254
Leasing & Services	61,428	95,554
	1,869,708	1,886,397
Margin:
Manufacturing	233,303	177,807
Wheels, Repair & Parts	18,591	19,547
Leasing & Services	34,162	35,595
	286,056	232,949
Selling and administrative	158,455	152,701
Net gain on disposition of equipment	(19,431)	(37,474)
Goodwill impairment	—	10,025
Earnings from operations	147,032	107,697
Interest and foreign exchange	33,023	23,411
Earnings before income taxes and earnings (loss) from unconsolidated affiliates	114,009	84,286
Income tax expense	(37,878)	(24,391)
Earnings before earnings (loss) from unconsolidated affiliates	76,131	59,895
Earnings (loss) from unconsolidated affiliates	3,764	(4,883)
Net earnings	79,895	55,012
Net earnings attributable to noncontrolling interest	(30,825)	(19,043)
Net earnings attributable to Greenbrier	$49,070	$35,969
Diluted earnings per common share	$1.47	$1.08

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Nine Months Ended May 31,
(In thousands)	2020	2019
Operating profit (loss):
Manufacturing	$167,693	$122,955
Wheels, Repair & Parts	8,219	(2,750)
Leasing & Services	34,407	53,880
Corporate	(63,287)	(66,388)
	$147,032	$107,697

THE GREENBRIER COMPANIES, INC.

Consolidated Results

	Nine Months Ended May 31,		Increase	%
(In thousands)	2020	2019	(Decrease)	Change
Revenue	$2,155,764	$2,119,346	$36,418	1.7%
Cost of revenue	$1,869,708	$1,886,397	$(16,689)	(0.9%)
Margin (%)	13.3%	11.0%	2.3%	*
Net earnings attributable to Greenbrier	$49,070	$35,969	$13,101	36.4%

*	Not meaningful

Beginning July 26, 2019, the consolidated results included the results of the manufacturing business of ARI which were additive to revenue and cost of revenue for the nine months ended May 31, 2020.

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 1.7% increase in revenue for the nine months ended May 31, 2020 as compared to the nine months ended May 31, 2019 was primarily due to a 10.5% increase in Manufacturing revenue from the additional revenue associated with the acquired manufacturing business of ARI and a change in product mix. This was partially offset by a 27.6% decrease in Wheels, Repair & Parts revenue primarily due to lower wheelset, component and parts volumes due to lower demand, lower repair revenue primarily from four fewer shops in the current year and a decrease in scrap metal pricing and volume.

The 0.9% decrease in cost of revenue for the nine months ended May 31, 2020 as compared to the nine months ended May 31, 2019 was primarily due to a 28.9% decrease in Wheels, Repair & Parts cost of revenue primarily due to lower costs associated with a reduction in wheelset, component and parts volumes and four fewer repair shops in the current year. The decrease was also due to a 35.7% decrease in Leasing & Services cost of revenue primarily due to a decrease in the volume of railcars sold that we purchased from third parties. These were partially offset by an 8.0% increase in Manufacturing cost of revenue primarily attributed to the additional cost of revenue associated with the acquired manufacturing business of ARI and a change in product mix.

Margin as a percentage of revenue was 13.3% and 11.0% for the nine months ended May 31, 2020 and 2019, respectively. The overall margin as a percentage of revenue was positively impacted by an increase in Manufacturing margin to 13.0% from 10.9% primarily attributed to a change in product mix.

The $13.1 million increase in Net earnings attributable to Greenbrier for the nine months ended May 31, 2020 as compared to the prior comparable period was primarily attributable to an increase in margin, net of tax, due to a change in Manufacturing product mix. This was partially offset by a reduction in Net gain on disposition of equipment in the current year.

THE GREENBRIER COMPANIES, INC.

Manufacturing Segment

	Nine Months Ended May 31,		Increase	%
(In thousands)	2020	2019	(Decrease)	Change
Revenue	$1,800,317	$1,629,396	$170,921	10.5%
Cost of revenue	$1,567,014	$1,451,589	$115,425	8.0%
Margin (%)	13.0%	10.9%	2.1%	*
Operating profit ($)	$167,693	$122,955	$44,738	36.4%
Operating profit (%)	9.3%	7.5%	1.8%	*
Deliveries	15,000	15,200	(200)	(1.3%)

*	Not meaningful

Beginning July 26, 2019, the Manufacturing segment included the results of the manufacturing business of ARI which were additive to Manufacturing revenue and cost of revenue for the nine months ended May 31, 2020.

Manufacturing revenue increased $170.9 million or 10.5% for the nine months ended May 31, 2020 compared to the nine months ended May 31, 2019. The increase in revenue was primarily attributed to $337.2 million in additional revenue for the nine months ended May 31, 2020 associated with the acquired manufacturing business of ARI and a change in product mix partially offset by a 1.3% decrease in railcar deliveries.

Manufacturing cost of revenue increased $115.4 million or 8.0% for the nine months ended May 31, 2020 compared to the nine months ended May 31, 2019. The increase in cost of revenue was primarily attributed to $326.8 million in additional cost of revenue for the nine months ended May 31, 2020 associated with the acquired manufacturing business of ARI and a change in product mix partially offset by a 1.3% decrease in the volume of railcar deliveries.

Manufacturing margin as a percentage of revenue increased 2.1% for the nine months ended May 31, 2020 compared to the nine months ended May 31, 2019. The increase was primarily attributed to a change in product mix and a $12.9 million customer order contract modification fee received during the second quarter of 2020. These were partially offset by $4.5 million in severance expense and increased costs associated with operating our manufacturing facilities during the COVID-19 pandemic during the nine months ended May 31, 2020.

Manufacturing operating profit increased $44.7 million or 36.4% for the nine months ended May 31, 2020 compared to the nine months ended May 31, 2019. The increase was primarily attributed to a change in product mix and a customer order contract modification fee received during the second quarter of, 2020. These were partially offset by severance expense and increased costs associated with operating our manufacturing facilities during the COVID-19 pandemic during the nine months ended May 31, 2020.

THE GREENBRIER COMPANIES, INC.

Wheels, Repair & Parts Segment

	Nine Months Ended May 31,		Increase	%
(In thousands)	2020	2019	(Decrease)	Change
Revenue	$259,857	$358,801	$(98,944)	(27.6%)
Cost of revenue	$241,266	$339,254	$(97,988)	(28.9%)
Margin (%)	7.2%	5.4%	1.8%	*
Operating profit ($)	$8,219	$(2,750)	$10,969	*
Operating profit (%)	3.2%	(0.8%)	4.0%	*

*	Not meaningful

Wheels, Repair & Parts revenue decreased $98.9 million or 27.6% for the nine months ended May 31, 2020 compared to the nine months ended May 31, 2019. The decrease was primarily due to lower wheelset, component and parts volumes due to lower demand, lower repair revenue primarily from four fewer shops in the current year and a decrease in scrap metal pricing and volume.

Wheels, Repair & Parts cost of revenue decreased $98.0 million or 28.9% for the nine months ended May 31, 2020 compared to the nine months ended May 31, 2019. The decrease was primarily due to lower costs associated with a reduction in wheelset, component and parts volumes and four fewer repair shops in the current year.

Wheels, Repair & Parts margin as a percentage of revenue increased 1.8% for the nine months ended May 31, 2020 compared to the nine months ended May 31, 2019. The increase was primarily attributed to efficiencies at our repair shops in the current year. In addition, the nine months ended May 31, 2019 was negatively impacted by costs associated with closing sites in our repair network. These factors which had a positive impact to Wheels, Repair & Parts margin as a percentage of revenue compared to the prior year, were partially offset by a decrease in scrap metal pricing and increased costs associated with operating our facilities during the COVID-19 pandemic during the nine months ended May 31, 2020.

Wheels, Repair & Parts operating profit increased $11.0 million for the nine months ended May 31, 2020 compared to the prior comparable period. The nine months ended May 31, 2019 was negatively impacted by a $10.0 million goodwill impairment and costs associated with closing sites in our repair network.

THE GREENBRIER COMPANIES, INC.

Leasing & Services Segment

	Nine Months Ended May 31,		Increase	%
(In thousands)	2020	2019	(Decrease)	Change
Revenue	$95,590	$131,149	$(35,559)	(27.1%)
Cost of revenue	$61,428	$95,554	$(34,126)	(35.7%)
Margin (%)	35.7%	27.1%	8.6%	*
Operating profit ($)	$34,407	$53,880	$(19,473)	(36.1%)
Operating profit (%)	36.0%	41.1%	(5.1%)	*

*	Not meaningful

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

Leasing & Services revenue decreased $35.6 million or 27.1% for the nine months ended May 31, 2020 compared to the nine months ended May 31, 2019. The decrease was primarily attributed to a decrease in the sale of railcars which we had purchased from third parties with the intent to resell. This was partially offset by higher average volume of rent-producing leased railcars for syndication.

Leasing & Services cost of revenue decreased $34.1 million or 35.7% for the nine months ended May 31, 2020 compared to the nine months ended May 31, 2019. The decrease was primarily due to a decrease in the volume of railcars sold that we purchased from third parties partially offset by higher storage costs.

Leasing & Services margin as a percentage of revenue increased 8.6% for the nine months ended May 31, 2020 compared to the nine months ended May 31, 2019. Margin as a percentage of revenue for the nine months ended May 31, 2020 benefited from fewer sales of railcars that we purchased from third parties which have lower margin percentages. The increase in margin as a percentage of revenue was also due to a higher average volume of rent-producing leased railcars for syndication. These were partially offset by $4.3 million in negative impacts during the nine months ended May 31, 2020 related to disruptions and restructurings in the North American sand car market.

Leasing & Services operating profit decreased $19.5 million or 36.1% for the nine months ended May 31, 2020 compared to the nine months ended May 31, 2019. The decrease was primarily attributed to a $15.3 million decrease in net gain on disposition of equipment and $4.3 million in negative impacts during the nine months ended May 31, 2020 related to disruptions and restructurings in the North American sand car market.

THE GREENBRIER COMPANIES, INC.

Selling and Administrative Expense

	Nine Months Ended May 31,		Increase	%
(In thousands)	2020	2019	(Decrease)	Change
Selling and administrative expense	$158,455	$152,701	$5,754	3.8%

Selling and administrative expense was $158.5 million or 7.4% of revenue for the nine months ended May 31, 2020 compared to $152.7 million or 7.2% of revenue for the prior comparable period. The $5.8 million increase was primarily attributed to $8.7 million from the addition of the manufacturing business of ARI selling and administrative costs and a $3.1 million increase in employee related costs. These were partially offset by $5.8 million in transaction related costs incurred during nine months ended May 31, 2019.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $19.4 million for the nine months ended May 31, 2020 compared to $37.5 million for the prior comparable period. Net gain on disposition of equipment primarily includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity; and disposition of property, plant and equipment.

Goodwill Impairment

We performed our annual goodwill impairment test during the third quarter of 2020 and we concluded that goodwill was not impaired. Based on the results of our annual impairment test during the third quarter of 2019, a non-cash impairment charge of $10.0 million was recorded during the nine months ended May 31, 2019 related to our Wheels, Repair & Parts segment.

Other Costs

Interest and foreign exchange expense was composed of the following:

	Nine Months Ended May 31,		Increase
(In thousands)	2020	2019	(Decrease)
Interest and foreign exchange:
Interest and other expense	$31,266	$23,025	$8,241
Foreign exchange loss	1,757	386	1,371
	$33,023	$23,411	$9,612

The $9.6 million increase in interest and foreign exchange expense from the prior comparable period was primarily attributed to interest expense associated with our $300 million of senior term debt issued in July 2019 and an increase in revolving notes borrowings.

Income Tax

The effective tax rate for the nine months ended May 31, 2020 was 33.2% compared to 28.9% for the nine months ended May 31, 2019. The increase in the effective rate from the prior year was primarily attributable to higher net unfavorable discrete items related to changes in foreign currency exchange rates for our U.S. Dollar denominated foreign operations for the nine months ended May 31, 2020 compared to a lower amount of net unfavorable discrete items in the prior comparable period. Excluding the impact of discrete items in both periods, the effective tax rate was 24.1% for the nine months ended May 31, 2020 compared to 28.7% in the prior comparable period which decreased primarily due to the geographic mix of earnings.

THE GREENBRIER COMPANIES, INC.

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

Earnings from unconsolidated affiliates was $3.8 million for the nine months ended May 31, 2020 compared to a loss from unconsolidated affiliates of $4.9 million for the nine months ended May 31, 2019. The increase in earnings from unconsolidated affiliates was primarily related to an increase in earnings at our Brazil operations and earnings from our investment in Axis, a joint venture that manufactures and sells axles to its joint venture partners. We obtained our ownership interest in Axis as part of the acquisition of the manufacturing business of ARI on July 26, 2019.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $30.8 million for the nine months ended May 31, 2020 compared to $19.0 million in the prior comparable period, which primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint venture, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

THE GREENBRIER COMPANIES, INC.

Liquidity and Capital Resources

	Nine Months Ended May 31,
(In thousands)	2020	2019
Net cash provided by (used in) operating activities	$89,032	$(94,123)
Net cash provided by (used in) investing activities	32,968	(58,622)
Net cash provided by (used in) financing activities	301,168	(2,767)
Effect of exchange rate changes	(17,693)	(2,866)
Increase (decrease) in cash and cash equivalents and restricted cash	$405,475	$(158,378)

We have been financed through cash generated from operations and borrowings. At May 31, 2020, cash and cash equivalents and restricted cash were $744.0 million, an increase of $405.5 million from $338.5 million at August 31, 2019. The increase in cash and cash equivalents included drawing on available credit facilities in response to uncertainties from the COVID-19 coronavirus pandemic and the decline in global economic activity.

The change in cash provided by (used in) operating activities for the nine months ended May 31, 2020 compared to the nine months ended May 31, 2019 was primarily due to an increase in net earnings and a net change in working capital.

Cash provided by (used in) investing activities primarily related to capital expenditures net of proceeds from the sale of assets and investment activity with our unconsolidated affiliates. The change in cash provided by (used in) investing activities for the nine months ended May 31, 2020 compared to the nine months ended May 31, 2019 was primarily attributable to a decrease in capital expenditures.

Capital expenditures totaled $55.3 million and $149.9 million for the nine months ended May 31, 2020 and 2019, respectively. As part of our focus on liquidity in response to the COVID-19 coronavirus pandemic and the decline in global economic activity, capital expenditures have been reduced to only essential safety and other necessary projects. Manufacturing capital expenditures were approximately $40.3 million and $60.8 million for the nine months ended May 31, 2020 and 2019, respectively. Capital expenditures for Manufacturing are expected to be approximately $50 million in 2020 and primarily relate to enhancements of our existing manufacturing facilities. Wheels, Repair & Parts capital expenditures were approximately $8.4 million and $5.1 million for the nine months ended May 31, 2020 and 2019, respectively. Capital expenditures for Wheels, Repair & Parts are expected to be approximately $10 million in 2020 for enhancements of our existing facilities. Leasing & Services and corporate capital expenditures were approximately $6.6 million and $84.0 million for the nine months ended May 31, 2020 and 2019, respectively. Leasing & Services and corporate capital expenditures for 2020 are expected to be approximately $25 million. Proceeds from sales of leased railcar equipment are expected to be $90 million for 2020. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions and to manage risk and liquidity.

Proceeds from the sale of assets, which primarily related to sales of railcars from our lease fleet within Leasing & Services, were approximately $78.5 million and $100.7 million for the nine months ended May 31, 2020 and May 31, 2019, respectively.

The change in cash provided by (used in) financing activities for the nine months ended May 31, 2020 compared to the nine months ended May 31, 2019 was primarily attributed to an increase in the proceeds of debt, net of repayments and a change in the net activities with joint venture partners.

A quarterly dividend of $0.27 per share was declared on July 8, 2020.

The Board of Directors has authorized our company to repurchase shares of our common stock. In January 2019, the expiration date of this share repurchase program was extended from March 31, 2019 to March 31, 2021 and the amount remaining for repurchase was increased from $88 million to $100 million. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time to time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The program may be modified, suspended or discontinued at any time without prior notice. The share repurchase program does not obligate us to acquire any specific number of shares in any

THE GREENBRIER COMPANIES, INC.

period. There were no shares repurchased under the share repurchase program during the nine months ended May 31, 2020 and 2019.

Senior secured credit facilities, consisting of three components, aggregated to $705.1 million as of May 31, 2020. We had an aggregate of $136.8 million available to draw down under committed credit facilities as of May 31, 2020. This amount consists of $98.2 million available on the North American credit facility, $8.7 million on the European credit facilities and $29.9 million on the Mexican railcar manufacturing joint venture credit facilities.

As of May 31, 2020, a $600.0 million revolving line of credit, maturing June 2024, secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.50% or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of May 31, 2020, lines of credit totaling $55.1 million secured by certain of our European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.1% to WIBOR plus 1.5% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of our European manufacturing operations. The European lines of credit include a $13.9 million facility which is guaranteed by us. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from August 2020 through July 2021.

As of May 31, 2020, our Mexican railcar manufacturing joint venture had two lines of credit totaling $50.0 million. The first line of credit provides up to $30.0 million. Advances under this facility bear interest at LIBOR plus 3.75% to 4.25%. The Mexican railcar manufacturing joint venture will be able to draw against this facility through March 2024. The second line of credit provides up to $20.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.75%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2021.

As of May 31, 2020, outstanding commitments under the senior secured credit facilities consisted of $28.7 million in letters of credit and $350.0 million in borrowings under the North American credit facility, $46.5 million outstanding under the European credit facilities and $20.0 million outstanding under the Mexican credit facilities. As of May 31, 2020, the Company had an aggregate of $136.8 million available to draw down under committed credit facilities.

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into financing leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of May 31, 2020, we were in compliance with all such restrictive covenants.

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

As of May 31, 2020, we had a $4.5 million note receivable from Amsted-Maxion Cruzeiro, our unconsolidated Brazilian castings and components manufacturer and a $3.9 million note receivable from Greenbrier-Maxion, our unconsolidated Brazilian railcar manufacturer. These note receivables are included on our Consolidated Balance Sheet in Accounts receivable, net. In the future, we may make loans to or provide guarantees for Amsted-Maxion Cruzeiro or Greenbrier-Maxion, our unconsolidated Brazilian railcar manufacturer.

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

THE GREENBRIER COMPANIES, INC.

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

We performed our annual goodwill impairment test during the third quarter of 2020 and we concluded that goodwill was not impaired. The estimated fair value of goodwill in both the Europe Manufacturing and Wheels & Parts reporting units exceeded its carrying value by approximately 5% and 9%, respectively. Since the estimated fair values were not substantially in excess of their carrying values, we may be at risk for an impairment loss in the future if expected profitability trends assumed in the fair value calculation are not realized.

Our goodwill balance was $130.0 million as of May 31, 2020 of which $86.7 million related to our Manufacturing segment and $43.3 million related to our Wheels, Repair & Parts segment.

THE GREENBRIER COMPANIES, INC.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecast foreign currency sales and expenses. At May 31, 2020 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros and Pound Sterling; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $37.3 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At May 31, 2020, net assets of foreign subsidiaries aggregated $150.6 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $15.1 million, or 1.2% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $252.8 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At May 31, 2020, 46% of our outstanding debt had fixed rates and 54% had variable rates. At May 31, 2020, a uniform 10% increase in variable interest rates would result in approximately $1.3 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE GREENBRIER COMPANIES, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 15 to Consolidated Financial Statements, Part I of this quarterly report.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with Part I Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K for the year ended August 31, 2019 and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended February 28, 2020 which are incorporated herein by reference. Except as set forth below, there have been no material changes in the Risk Factors described in our most recent Annual Report on Form 10-K, and our subsequent Quarterly Report on Form 10-Q.

The COVID-19 coronavirus pandemic, the governmental reaction to COVID-19, and the related significant global decline in general economic activity most likely will have a material negative impact on our business, liquidity and financial position, results of operations, stock price, and ability to convert backlog to revenue.

The COVID-19 coronavirus outbreak has been categorized as a global pandemic by the World Health Organization. As human mortality and morbidity increase in numbers and expand geographically, the negative impact on the global economy of the COVID-19 pandemic and related governmental responses have been wide ranging and multi-faceted including historically steep and rapid declines in consumer, industrial, and investing activity in the geographic markets where we operate, widespread national or local “stay-at-home” orders and travel restrictions that reduce or prevent businesses in most of the world’s large economies from operating, disruptions in global supply chains, steep downturns and price volatility in equities markets, and concern that credit markets will not remain liquid.

The COVID-19 pandemic and related events are unprecedented in living memory. We are unable to predict when, how, or with what magnitude COVID-19 and related events will negatively impact our business due to numerous uncertainties, including the duration of the COVID-19 pandemic, the duration of the global decline in economic activity, the impact of those events to our customers, suppliers and employees, and actions that may be taken by governmental authorities, including preventing or curtailing the operations of our plants and/or shops, and other consequences.

COVID-19, the global decline in economic activity and the related governmental reaction most likely will have a material negative impact on our business, liquidity, results of operations, and stock price due to the occurrence of some or all of the following events or circumstances, among others:

•

We may be prevented from operating our manufacturing facilities, repair shops, wheel shops or other worksites due to the illness of our employees, “stay-at-home” regulations, and employee reluctance to appear for work. Closure for more than a few days of one or more of our large facilities could have a material negative impact on our financial position and results of operations.

o

We function as an essential infrastructure business under guidance issued by the Department of Homeland Security. Similar guidelines and authorities exist in other nations where we operate. If our current status was eliminated or curtailed, we may be required to temporarily close one or more of our manufacturing facilities, repair shops, wheel shops or other worksites for more than a few days.

o

To date, while a very limited number of our employees have contracted COVID-19, we have operated free from any outbreak of COVID-19 at any of our manufacturing facilities, repair shops, wheel shops or other worksites. If an outbreak of COVID-19 were to occur at one of our large facilities, we may need to close such facility for more than a few days, and, we may not have a workforce adequate to meet our operating needs.

THE GREENBRIER COMPANIES, INC.

•

The operations of our customers may be disrupted thereby increasing the likelihood that our customers may attempt to delay, defer or cancel orders, may reduce orders for our products and services in the future or may cease to operate as going concerns.

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

•

Higher interest rates or availability of financing could increase the cost of, or potentially deter, new leasing arrangements with our customers, reduce our ability to syndicate railcars under lease to financial institutions, or impact the sales price we may receive on such syndications, any of which could materially adversely affect our business, financial condition and results of operations.

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
•

The COVID-19 pandemic may cause events, such a sustained decline in our operating results, long term outlook or the market price of our common stock that may require the goodwill on our balance sheet to be adjusted downward.

The COVID-19 pandemic has not yet been contained and the number of its victims and the extent of negative impact on the global economy cannot be foreseen at this time. The longer the pandemic continues, the more likely that more of the foregoing risks will be realized and that other negative impacts on our business will occur some of which we cannot now foresee. Our business, liquidity, financial position, results of operations and stock price most likely would be adversely impacted.

THE GREENBRIER COMPANIES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company announced on October 26, 2018 that The Board of Directors had authorized the Company to repurchase shares of the Company’s common stock. The share repurchase program has an expiration date of March 31, 2021 and the amount remaining for repurchase is $100 million. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time to time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The program may be modified, suspended or discontinued at any time without prior notice. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period.

There were no shares repurchased under the share repurchase program during the three months ended May 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2020 – March 31, 2020	—	—	—	$100,000,000
April 1, 2020 – April 30, 2020	—	—	—	$100,000,000
May 1, 2020 – May 31, 2020	—	—	—	$100,000,000
	—		—

THE GREENBRIER COMPANIES, INC.

Item 6. Exhibits

(a)	List of Exhibits:

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (Formatted as inline XBRL and contained in Exhibit 101).

THE GREENBRIER COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date:	July 10, 2020	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President,
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)