Form 10-Q
period 2020-11-30
GREENBRIER COMPANIES INC
filed 2021-01-06
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2020

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

Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, without par value, outstanding on December 31, 2020 was 32,824,080 shares.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events and include any statement that does not relate to any historical or current fact. We use words such as “anticipates,” “believes,” “forecast,” “potential,” “expects,” “intends,” “plans,” “seeks,” “estimates,” “could,” “would,” “should,” “likely,” “will,” “may,” “can,” “future,” “preliminary” and similar expressions to identify forward-looking statements. Forward-looking statements are not guarantees of future performance.

Forward-looking statements are based on currently available operating, financial and market information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to:

•

the COVID-19 coronavirus pandemic, the governmental reaction to COVID-19 and the related significant global decline in general economic activity as more fully described in Part II Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q;

•	changes in our product mix or decline in revenue due to shifts in demand;
•	the cyclical nature of our business;
•	equipment failures, technological failures, costs and inefficiencies associated with changing of production lines, or transfer of production between facilities;
•	a decline in demand for our railcar equipment and services;
•	a decline in performance, or increase in efficiency, of the rail freight industry;
•	risks related to our operations outside of the U.S. including enforcement actions by regulators related to tax, environmental, labor, safety, or other regulations;
•	governmental policy changes impacting international trade and corporate tax;
•	the loss of, or reduction of, business from one or more of our limited number of customers;
•	the loss or, or reduction of, supply of inputs for our business from one or more of our limited number of suppliers; and
•

our inability to lease railcars at satisfactory rates, remarket leased railcars on favorable terms upon lease termination, or realize the expected residual values for end of life railcars due to changes in scrap prices;

The foregoing risks are described in more detail in Part I Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K which is incorporated herein by reference. You are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s opinions only as of the date hereof. Except as otherwise required by law, we do not assume any obligation to update any forward-looking statements. All references to years refer to the fiscal years ended August 31st unless otherwise noted.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	November 30, 2020	August 31, 2020
Assets
Cash and cash equivalents	$724,547	$833,745
Restricted cash	8,547	8,342
Accounts receivable, net	240,668	239,597
Inventories	490,282	529,529
Leased railcars for syndication	51,087	107,671
Equipment on operating leases, net	445,542	350,442
Property, plant and equipment, net	696,333	711,524
Investment in unconsolidated affiliates	72,254	72,354
Intangibles and other assets, net	186,509	190,322
Goodwill	130,315	130,308
	$3,046,084	$3,173,834
Liabilities and Equity
Revolving notes	$276,248	$351,526
Accounts payable and accrued liabilities	434,138	463,880
Deferred income taxes	10,120	7,701
Deferred revenue	36,916	42,467
Notes payable, net	797,089	804,088

Commitments and contingencies (Note 14)

Contingently redeemable noncontrolling interest	30,711	31,117

Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 32,824 and 32,701 shares outstanding at November 30, 2020 and August 31, 2020	—	—
Additional paid-in capital	462,498	460,400
Retained earnings	866,367	885,460
Accumulated other comprehensive loss	(48,458)	(52,817)
Total equity – Greenbrier	1,280,407	1,293,043
Noncontrolling interest	180,455	180,012
Total equity	1,460,862	1,473,055
	$3,046,084	$3,173,834

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts, unaudited)

	Three Months Ended November 30,
	2020	2019
Revenue
Manufacturing	$308,722	$657,367
Wheels, Repair & Parts	65,556	86,608
Leasing & Services	28,711	25,384
	402,989	769,359
Cost of revenue
Manufacturing	280,890	581,912
Wheels, Repair & Parts	62,984	81,892
Leasing & Services	18,444	13,366
	362,318	677,170
Margin	40,671	92,189
Selling and administrative expense	43,707	54,364
Net gain on disposition of equipment	(922)	(3,959)
Earnings (loss) from operations	(2,114)	41,784
Other costs
Interest and foreign exchange	11,103	12,852
Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(13,217)	28,932
Income tax benefit (expense)	7,332	(5,994)
Earnings (loss) before earnings (loss) from unconsolidated affiliates	(5,885)	22,938
Earnings (loss) from unconsolidated affiliates	(744)	1,073
Net earnings (loss)	(6,629)	24,011
Net earnings attributable to noncontrolling interest	(3,343)	(16,342)
Net earnings (loss) attributable to Greenbrier	$(9,972)	$7,669
Basic earnings (loss) per common share	$(0.30)	$0.24
Diluted earnings (loss) per common share	$(0.30)	$0.23
Weighted average common shares:
Basic	32,723	32,629
Diluted	32,723	33,284

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unaudited)

	Three Months Ended November 30,
	2020	2019
Net earnings (loss)	$(6,629)	$24,011

Other comprehensive income (loss)
Translation adjustment	3,867	(1,583)
Reclassification of derivative financial instruments recognized in net earnings (loss) [1]	1,241	309
Unrealized gain (loss) on derivative financial instruments [2]	(753)	2,154
Other (net of tax effect)	1	(463)
	4,356	417
Comprehensive income (loss)	(2,273)	24,428
Comprehensive income attributable to noncontrolling interest	(3,340)	(16,336)
Comprehensive income (loss) attributable to Greenbrier	$(5,613)	$8,092

[1]	Net of tax effect of $0.4 million and $0.1 million for the three months ended November 30, 2020 and 2019.

[2]	Net of tax effect of nil and $0.5 million for the three months ended November 30, 2020 and 2019.

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Equity

(In thousands, except per share amounts, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2020	32,701	$460,400	$885,460	$(52,817)	$1,293,043	$180,012	$1,473,055	$31,117
Cumulative effect adjustment due to adoption of ASU 2016-13 (see Note 1)	—	—	(509)	—	(509)	—	(509)	—
Net earnings (loss)	—	—	(9,972)	—	(9,972)	3,749	(6,223)	(406)
Other comprehensive income (loss), net	—	—	—	4,359	4,359	(3)	4,356	—
Noncontrolling interest adjustments	—	—	—	—	—	(1,271)	(1,271)	—
Joint venture partner distribution declared	—	—	—	—	—	(2,032)	(2,032)	—
Restricted stock awards (net of cancellations)	123	14,196	—	—	14,196	—	14,196	—
Unamortized restricted stock	—	(16,533)	—	—	(16,533)	—	(16,533)	—
Restricted stock amortization	—	4,435	—	—	4,435	—	4,435	—
Cash dividends ($0.27 per share)	—	—	(8,612)	—	(8,612)	—	(8,612)	—
Balance November 30, 2020	32,824	$462,498	$866,367	$(48,458)	$1,280,407	$180,455	$1,460,862	$30,711

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2019	32,488	$453,943	$867,602	$(44,815)	$1,276,730	$164,967	$1,441,697	$31,564
Cumulative effect adjustment due to adoption of ASU 2016-02	—	—	4,393	—	4,393	—	4,393	—
Net earnings	—	—	7,669	—	7,669	16,183	23,852	159
Other comprehensive income (loss), net	—	—	—	423	423	(6)	417	—
Noncontrolling interest adjustments	—	—	—	—	—	1,736	1,736	—
Joint venture partner distribution declared	—	—	—	—	—	(3,905)	(3,905)	—
Consolidation of joint venture	—	—	—	—	—	12,075	12,075	—
Restricted stock awards (net of cancellations)	108	9,472	—	—	9,472	—	9,472	—
Unamortized restricted stock	—	(11,341)	—	—	(11,341)	—	(11,341)	—
Restricted stock amortization	—	2,826	—	—	2,826	—	2,826	—
Cash dividends ($0.25 per share)	—	—	(8,364)	—	(8,364)	—	(8,364)	—
Balance November 30, 2019	32,596	$454,900	$871,300	$(44,392)	$1,281,808	$191,050	$1,472,858	$31,723

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months Ended November 30,
	2020	2019
Cash flows from operating activities
Net earnings (loss)	$(6,629)	$24,011
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	2,338	(6,515)
Depreciation and amortization	26,046	29,335
Net gain on disposition of equipment	(922)	(3,959)
Accretion of debt discount	1,419	1,350
Stock based compensation expense	4,435	3,157
Noncontrolling interest adjustments	(1,271)	1,736
Other	560	(391)
Decrease (increase) in assets:
Accounts receivable, net	(6,377)	58,488
Inventories	13,404	(69,662)
Leased railcars for syndication	6,222	(13,132)
Other assets	2,224	(37,304)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(27,257)	(47,421)
Deferred revenue	(5,521)	(10,012)
Net cash provided by (used in) operating activities	8,671	(70,319)
Cash flows from investing activities
Proceeds from sales of assets	8,691	27,463
Capital expenditures	(38,604)	(23,216)
Investments in and advances to / repayments from unconsolidated affiliates	4,526	(1,500)
Cash distribution from unconsolidated affiliates and other	488	4,452
Net cash provided by (used in) investing activities	(24,899)	7,199
Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	(9,738)	2,399
Proceeds from revolving notes with maturities longer than 90 days	110,000	—
Repayments of revolving notes with maturities longer than 90 days	(175,000)	—
Repayments of notes payable	(8,908)	(9,749)
Debt issuance costs	—	(4)
Dividends	(9,180)	(343)
Cash distribution to joint venture partner	(2,810)	(4,531)
Tax payments for net share settlement of restricted stock	(2,337)	(1,870)
Net cash used in financing activities	(97,973)	(14,098)
Effect of exchange rate changes	5,208	981
Decrease in cash and cash equivalents and restricted cash	(108,993)	(76,237)
Cash and cash equivalents and restricted cash
Beginning of period	842,087	338,487
End of period	$733,094	$262,250
Balance sheet reconciliation
Cash and cash equivalents	$724,547	$253,602
Restricted cash	8,547	8,648
Total cash and cash equivalents and restricted cash as presented above	$733,094	$262,250
Cash paid during the period for
Interest	$6,347	$6,601
Income taxes, net	$5,203	$11,692
Non-cash activity
Transfer from Leased railcars for syndication and Inventories to Equipment on operating leases, net	$75,677	$55,626
Capital expenditures accrued in Accounts payable and accrued liabilities	$1,831	$6,888
Change in Accounts payable and accrued liabilities associated with dividends declared	$(568)	$8,021
Conversion of unconsolidated affiliate note receivable to Investment in unconsolidated affiliates	$—	$4,760
Change in Accounts payable and accrued liabilities associated with cash distributions to joint venture partner	$778	$626

The accompanying notes are an integral part of these financial statements

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) as of November 30, 2020 and for the three months ended November 30, 2020 and 2019 have been prepared to reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. The results of operations for the three months ended November 30, 2020 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2021.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these unaudited financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2020 Annual Report on Form 10-K.

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

Initial Adoption of Accounting Standards

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued Accounting Standard Update 2016-13, Financial Instruments – Credit Losses (ASU 2016-13). This update introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new guidance applies to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures. The new guidance also applies to debt securities and other financial assets measured at fair value through other comprehensive income. The new guidance is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance beginning September 1, 2020. The Company estimated the expected lifetime credit loss by pooling financial instruments based on similar characteristics. Expected losses were then estimated using historical loss information and aging considerations, as well as other information such as the current and future economic conditions of its customers and the end markets in which they operate. The Company adopted this guidance using a modified retrospective approach through a cumulative effect adjustment, which decreased opening retained earnings by $0.5 million on September 1, 2020. The ongoing application of ASU 2016-13 is not expected to materially impact the Company’s consolidated financial statements.

Prospective Accounting Changes

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

Simplification of Accounting for Income Taxes

In December 2019, the FASB issued Accounting Standard Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 for: recognizing deferred taxes for investments, performing intra-period allocations and calculating taxes in interim periods. The ASU also improves consistent application of GAAP for other areas of Topic 740 by clarifying and amending existing guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The standard is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and disclosures.

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

The contract balances are as follows:

(in thousands)	Balance sheet classification	November 30, 2020	August 31, 2020	$ change
Contract assets	Inventories	$5,738	$7,081	$(1,343)
Contract liabilities [1]	Deferred revenue	$30,444	$27,009	$3,435

[1]	Contract liabilities balance includes deferred revenue within the scope of Topic 606.

For the three months ended November 30, 2020, the Company recognized $2.7 million of revenue that was included in Contract liabilities as of August 31, 2020.

Performance obligations

As of November 30, 2020, the Company has entered into contracts with customers for which revenue has not yet been recognized. The following table outlines estimated revenue related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(in millions)	November 30, 2020
Revenue type:
Manufacturing – Railcar sales	$1,923.0
Manufacturing – Marine	$66.4
Services	$127.1
Other	$60.4

Manufacturing – Railcars intended for syndication [1]	$237.0

[1]	Not a performance obligation as defined in Topic 606

Based on current production and delivery schedules and existing contracts, approximately $1.0 billion of the Railcar sales amount is expected to be recognized in the remaining nine months of 2021 while the remaining amount is expected to be recognized through 2024. The table above excludes estimated revenue to be recognized at the Company’s Brazilian manufacturing operations, as they are accounted for under the equity method.

Revenue amounts reflected in Railcars intended for syndication may be syndicated to third parties or held in the Company’s fleet depending on a variety of factors.

Marine revenue is expected to be recognized through 2022 as vessel construction is completed.

Services includes management and maintenance services of which approximately 50% are expected to be performed through 2025 and the remaining amount through 2037.

Note 3 – Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in first-out method. Work-in-process includes material, labor and overhead. Finished goods includes completed wheels, parts and railcars not on lease or in transit. The following table summarizes the Company’s inventory balance:

(In thousands)	November 30, 2020	August 31, 2020
Manufacturing supplies and raw materials	$255,112	$263,080
Work-in-process	103,540	116,909
Finished goods	153,878	173,761
Excess and obsolete adjustment	(22,248)	(24,221)
	$490,282	$529,529

Note 4 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	November 30, 2020	August 31, 2020
Intangible assets subject to amortization:
Customer relationships	$89,722	$89,722
Accumulated amortization	(58,419)	(56,509)
Other intangibles	39,477	37,798
Accumulated amortization	(11,569)	(10,595)
	59,211	60,416
Intangible assets not subject to amortization	2,474	2,474
Prepaid and other assets	18,231	22,026
Operating lease ROU assets	58,767	62,389
Nonqualified savings plan investments	39,026	35,744
Revolving notes issuance costs, net	3,387	3,623
Assets held for sale	5,413	3,650
Total Intangible and other assets, net	$186,509	$190,322

Amortization expense was $2.8 million and $2.7 million for the three months ended November 30, 2020 and 2019 respectively. Amortization expense for the years ending August 31, 2021, 2022, 2023, 2024 and 2025 is expected to be $11.5 million, $8.1 million, $6.7 million, $6.6 million and $5.7 million, respectively.

Note 5 – Revolving Notes

Senior secured credit facilities, consisting of four components, aggregated to $738.2 million as of November 30, 2020.

As of November 30, 2020, a $600.0 million revolving line of credit, maturing June 2024, secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, existed to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this North

American credit facility bear interest at LIBOR plus 1.50% or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of November 30, 2020, lines of credit totaling $68.2 million secured by certain of the Company’s European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.5% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of the European manufacturing operations. The European lines of credit include $28.0 million of facilities which are guaranteed by the Company. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from June 2021 through September 2022.

As of November 30, 2020, the Company’s Mexican railcar manufacturing operations had three lines of credit totaling $70.0 million. The first line of credit provides up to $30.0 million and matures in June 2024. Advances under this facility bear interest at LIBOR plus 3.75% to 4.25%. The second line of credit provides up to $35.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.75%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2021. The third line of credit provides up to $5.0 million and matures in September 2022. Advances under this facility bear interest at LIBOR plus 2.95% and are to be used for working capital needs.

As of November 30, 2020, outstanding commitments under the senior secured credit facilities consisted of $28.4 million in letters of credit and $210.0 million in borrowings under the North American credit facility, $36.2 million outstanding under the European credit facilities and $30.0 million outstanding under the Mexican credit facilities. As of November 30, 2020, the Company had an aggregate of $85.3 million available to draw down under committed credit facilities.

As of August 31, 2020, outstanding commitments under the senior secured credit facilities consisted of $28.7 million in letters of credit and $275.0 million in borrowings under the North American credit facility, $46.5 million outstanding under the European credit facilities and $30.0 million outstanding under the Mexican credit facilities.

Note 6 – Accounts Payable and Accrued Liabilities

(In thousands)	November 30, 2020	August 31, 2020
Trade payables	$126,096	$148,971
Other accrued liabilities	107,798	100,168
Operating lease liabilities	61,072	64,509
Accrued payroll and related liabilities	93,552	105,008
Accrued warranty	45,620	45,224
	$434,138	$463,880

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

Warranty accrual activity:

	Three Months Ended November 30,
(In thousands)	2020	2019
Balance at beginning of period	$45,224	$46,678
Charged to cost of revenue, net	1,954	2,378
Payments	(1,415)	(1,999)
Currency translation effect	(143)	53
Balance at end of period	$45,620	$47,110

Note 8 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2020	$(11,970)	$(39,816)	$(1,031)	$(52,817)
Other comprehensive loss before reclassifications	(753)	3,870	1	3,118
Amounts reclassified from Accumulated other comprehensive loss	1,241	—	—	1,241
Balance, November 30, 2020	$(11,482)	$(35,946)	$(1,030)	$(48,458)

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Operations, with financial statement caption, were as follows:

	Three Months Ended November 30,
(In thousands)	2020	2019	Financial Statement Caption
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$1,331	$241	Revenue and Cost of revenue
Interest rate swap contracts	287	167	Interest and foreign exchange
	1,618	408	Total before tax
	(377)	(99)	Income tax expense
	$1,241	$309	Net of tax

Note 9 – Earnings (Loss) Per Share

The shares used in the computation of basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended November 30,
(In thousands)	2020	2019
Weighted average basic common shares outstanding (1)	32,723	32,629
Dilutive effect of 2.875% convertible notes (2)(3)	—	—
Dilutive effect of 2.25% convertible notes (2)(4)	—	—
Dilutive effect of restricted stock units (2)(5)	—	655
Weighted average diluted common shares outstanding	32,723	33,284

(1)

Restricted stock grants and restricted stock units that are considered participating securities, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position.

(2)	The dilutive effect of common stock equivalents was excluded from the share calculation for the three months ended November 30, 2020 due to a net loss.
(3)

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

	Three Months Ended November 30,
	2020	2019
Net earnings (loss) attributable to Greenbrier	$(9,972)	$7,669
Weighted average diluted common shares outstanding	32,723	33,284
Diluted earnings (loss) per share	$(0.30)	$0.23

Note 10 – Stock Based Compensation

The value of stock based compensation awards is amortized as compensation expense from the date of grant through the earlier of the vesting period or in some instances the recipient’s eligible retirement date. Stock based compensation expense consists of restricted stock unit, restricted stock and phantom stock unit awards.

Stock based compensation expense was $4.4 million for the three months ended November 30, 2020 and $3.2 million for the three months ended November 30, 2019. Compensation expense is recorded in Selling and administrative expense and Cost of revenue on the Consolidated Statements of Operations.

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

At November 30, 2020 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $243.7 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when there is a loss, or as Accounts receivable, net when there is a gain. As the contracts mature at various dates through August 2022, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At November 30, 2020 exchange rates, approximately $0.7 million would be reclassified to revenue or cost of revenue in the next year.

At November 30, 2020, an interest rate swap agreement maturing in September 2023 had a notional amount of $104.6 million and an interest rate swap agreement maturing June 2024 had a notional amount of $142.5 million. The fair value of the contracts are included on the Consolidated Balance Sheets in Accounts payable and accrued liabilities when there is a loss, or in Accounts receivable, net when there is a gain. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At November 30, 2020 interest rates, approximately $4.9 million would be reclassified to interest expense in the next year.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		November 30, 2020	August 31, 2020		November 30, 2020	August 31, 2020
(In thousands)	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$112	$560	Accounts payable and accrued liabilities	$389	$3
Interest rate swap contracts	Accounts receivable, net	—	—	Accounts payable and accrued liabilities	14,250	15,904
		$112	$560		$14,639	$15,907
Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$—	$22	Accounts payable and accrued liabilities	$—	$—

The Effect of Derivative Instruments on the Statements of Operations

Three Months Ended November 30, 2020 and 2019

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives three months ended
		November 30, 2020	November 30, 2019
Foreign forward exchange contract	Interest and foreign exchange	$(123)	$71

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives three months ended,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income three months ended		Location of gain (loss) on derivative (amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (amount excluded from effectiveness testing) three months ended
	November 30, 2020	November 30, 2019		November 30, 2020	November 30, 2019		November 30, 2020	November 30, 2019
Foreign forward exchange contracts	$(1,010)	$573	Revenue	$(246)	$(166)	Revenue	$148	$453
Foreign forward exchange contracts	(61)	(594)	Cost of revenue	(41)	(75)	Cost of revenue	5	134
Interest rate swap contracts	323	2,719	Interest and foreign exchange	(1,331)	(167)	Interest and foreign exchange	—	(165)
	$(748)	$2,698		$(1,618)	$(408)		$153	$422

The following table presents the amounts in the Consolidated Statements of Operations in which the effects of the cash flow hedges are recorded and the effects of the cash flow hedge activity on these line items for the three months ended November 30, 2020 and 2019:

	Three Months Ended November 30,
	2020		2019
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$402,989	$(246)	$769,359	$(166)
Cost of revenue	362,318	(41)	677,170	(75)
Interest and foreign exchange	11,103	(1,331)	12,852	(167)

Note 12 – Segment Information

The Company operates in three reportable segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services.

The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s 2020 Annual Report on Form 10-K. Performance is evaluated based on Earnings (loss) from operations. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. The Company does not allocate Interest and foreign exchange or Income tax benefit (expense) for either external or internal reporting purposes. Intersegment sales and transfers are valued as if the sales or transfers were to third parties. Related revenue and margin are eliminated in consolidation and therefore are not included in consolidated results in the Company’s Consolidated Financial Statements.

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

For the three months ended November 30, 2020:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$308,722	$20,591	$329,313	$9,686	$2,505	$12,191
Wheels, Repair & Parts	65,556	301	65,857	(200)	(9)	(209)
Leasing & Services	28,711	4,665	33,376	5,890	4,285	10,175
Eliminations	—	(25,557)	(25,557)	—	(6,781)	(6,781)
Corporate	—	—	—	(17,490)	—	(17,490)
	$402,989	$—	$402,989	$(2,114)	$—	$(2,114)

For the three months ended November 30, 2019:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$657,367	$97	$657,464	$53,143	$(23)	$53,120
Wheels, Repair & Parts	86,608	5,851	92,459	1,114	(342)	772
Leasing & Services	25,384	1,749	27,133	9,777	1,289	11,066
Eliminations	—	(7,697)	(7,697)	—	(924)	(924)
Corporate	—	—	—	(22,250)	—	(22,250)
	$769,359	$—	$769,359	$41,784	$—	$41,784

	Total assets
(In thousands)	November 30, 2020	August 31, 2020
Manufacturing	$1,264,616	$1,301,715
Wheels, Repair & Parts	274,534	271,862
Leasing & Services	758,820	739,025
Unallocated, including cash	748,114	861,232
	$3,046,084	$3,173,834

Reconciliation of Earnings (loss) from operations to Earnings (loss) before income tax and earnings (loss) from unconsolidated affiliates:

	Three Months Ended November 30,
(In thousands)	2020	2019
Earnings (loss) from operations	$(2,114)	$41,784
Interest and foreign exchange	11,103	12,852
Earnings (loss) before income tax and earnings (loss) from unconsolidated affiliates	$(13,217)	$28,932

Note 13 – Leases

Lessor

Equipment on operating leases is reported net of accumulated depreciation of $31.5 million and $33.4 million as of November 30, 2020 and August 31, 2020, respectively. Depreciation expense was $3.9 million and $3.5 million for the three months ended November 30, 2020 and 2019. In addition, certain railcar equipment leased-in by the Company on operating leases is subleased to customers under non-cancelable operating leases with lease terms ranging from one to fifteen years. Operating lease rental revenues included in the Company’s Statements of Operations for the three months ended November 30, 2020 and 2019 was $11.8 million and $11.4 million, which included $3.6 million and $3.7 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements.

Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases at November 30, 2020, will mature as follows:

(in thousands)
Remaining nine months of 2021	$34,031
2022	31,217
2023	26,558
2024	23,535
2025	12,458
Thereafter	27,112
$154,911

Lessee

The Company leases railcars, real estate, and certain equipment under operating and, to a lesser extent, finance lease arrangements. As of and for the three months ended November 30, 2020 and 2019, finance leases were not a material component of the Company's lease portfolio. The Company’s real estate and equipment leases have remaining lease terms ranging from less than one year to 78 years, with some including options to extend up to 15 years. The Company recognizes a lease liability and corresponding right-of-use (ROU) asset based on the present value of lease payments. To determine the present value of lease payments, as most of its leases do not provide a readily determinable implicit rate, the Company’s incremental borrowing rate is used to discount the lease payments based on information available at lease commencement date. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when estimating its incremental borrowing rate.

The components of operating lease costs were as follows:

(in thousands)	Three Months Ended November 30,
	2020	2019
Operating lease expense	$3,848	$3,422
Short-term lease expense	1,326	1,406
Total	$5,174	$4,828

Aggregate minimum future amounts payable under operating leases having initial or remaining non-cancelable terms at November 30, 2020 will mature as follows:

(in thousands)
Remaining nine months of 2021	$10,118
2022	12,404
2023	11,980
2024	10,712
2025	6,248
Thereafter	17,385
Total lease payments	$68,847
Less: Imputed interest	(7,775)
Total lease obligations	$61,072

The table below presents additional information related to the Company’s leases:

Weighted average remaining lease term:
Operating leases	11.4 years

Weighted average discount rate:
Operating leases	3.2%

Supplemental cash flow information related to leases were as follows:

(in thousands)	Three months ended November 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,700
ROU assets obtained in exchange for new operating lease liabilities	$(197)

Note 14 – Commitments and Contingencies

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

Other Litigation, Commitments and Contingencies

In connection with the acquisition of the manufacturing business of American Railcar Industries, Inc. (ARI), the Company agreed to assume potential legacy liabilities (known and unknown) related to railcars manufactured by ARI. Among these potential liabilities are certain retrofit and repair obligations arising from regulatory actions by the Federal Railroad Administration and the Association of American Railroads. In some cases, the seller shares with the Company the costs of these retrofit and repair obligations. The Company currently is not able to determine if any of these liabilities will have a material adverse impact on the Company’s results of operations.

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

As of November 30, 2020, the Company had outstanding letters of credit aggregating to $28.4 million associated with performance guarantees, facility leases and workers compensation insurance.

As of November 30, 2020, the Company had a $3.9 million note receivable from Greenbrier-Maxion, its unconsolidated Brazilian railcar manufacturer. This note receivable is included on the Consolidated Balance Sheet in Accounts receivable, net. In the future, the Company may make loans to or provide guarantees for Greenbrier-Maxion or Amsted-Maxion Cruzeiro, the Company’s unconsolidated Brazilian castings and components manufacturer.

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

Assets and liabilities measured at fair value on a recurring basis as of November 30, 2020 were:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$112	$—	$112	$—
Nonqualified savings plan investments	39,026	39,026	—	—
Cash equivalents	203,643	203,643	—	—
	$242,781	$242,669	$112	$—
Liabilities:
Derivative financial instruments	$14,639	$—	$14,639	$—

(1)	Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 11 - Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2020 were:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$582	$—	$582	$—
Nonqualified savings plan investments	35,744	35,744	—	—
Cash equivalents	203,509	203,509	—	—
	$239,835	$239,253	$582	$—
Liabilities:
Derivative financial instruments	$15,907	$—	$15,907	$—

Note 16 – Related Party Transactions

The Company has a 41.9% interest in Axis, LLC (Axis), a joint venture. The Company purchased $3.8 million and $4.0 million of railcar components from Axis for the three months ended November 30, 2020 and 2019, respectively.

As of November 30, 2020, the Company had a $3.9 million note receivable from Greenbrier-Maxion, its unconsolidated Brazilian railcar manufacturer. This note receivable is included on the Consolidated Balance Sheet in Accounts receivable, net.

The Company has a 40% interest in the common equity of an entity that buys and sells railcar assets that are leased to third parties. As of November 30, 2020, the carrying amount of the investment was $3.5 million which is classified in Investment in unconsolidated affiliates in the Consolidated Balance Sheet. There were no sales to or from this entity during the three months ended November 30, 2020 and 2019. The Company also provides administrative and remarketing services to this entity and earns management fees for these services which were immaterial for the three months ended November 30, 2020 and 2019.

Note 17 – Subsequent Events

The Board of Directors has authorized the Company to repurchase shares of its common stock. In January 2021, the expiration date of this share repurchase program was extended from March 31, 2021 to January 31, 2023. The amount remaining for repurchase is $100 million as of November 30, 2020. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time to time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The program may be modified, suspended or discontinued at any time without prior notice. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in three reportable segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. Our segments are operationally integrated. The Manufacturing segment, which currently operates from facilities in the U.S., Mexico, Poland, Romania and Turkey, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Wheels, Repair & Parts segment performs wheel and axle servicing; railcar repair, refurbishment and maintenance; as well as production of a variety of parts for the rail industry in North America. The Leasing & Services segment owns approximately 8,400 railcars and provides management services for approximately 407,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America as of November 30, 2020. Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil.

The financial results for the three months ended November 30, 2020 are representative of the challenges of the current market conditions. The decrease in operating profits compared to the same period in the prior year is primarily attributable to the cyclical decrease in economic activity in the freight rail equipment market which began prior to the emergence of COVID-19 (“Cyclical Downturn”). The Cyclical Downturn has intensified due to the COVID-19 Events. Despite the challenging environment, our continued focus on liquidity has helped to sustain high levels of cash and liquidity. We continue to take measures to strengthen our financial position through increasing our borrowing capacity and strategic spending reductions which included reducing our selling and administrative expense by $10.7 million during the quarter compared to the prior comparable period. Even though we incurred a net loss during the three months ended November 30, 2020, we generated positive cash flow from operations. In addition, our backlog remains strong which includes railcar orders with deliveries into 2024 and marine orders with deliveries into 2022.

Our total manufacturing backlog of railcar units as of November 30, 2020 was approximately 23,900 with an estimated value of $2.35 billion. Approximately 11% of backlog units and 8% of estimated backlog value as of November 30, 2020 was associated with our Brazilian manufacturing operations which is accounted for under the equity method. Backlog units for lease may be syndicated to third parties or held in our own fleet depending on a variety of factors. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix and pricing will be determined in the future, which may impact backlog. Marine backlog as of November 30, 2020 was $66 million.

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

COVID-19 and the Downturn in Global Economic Activity

We continue to actively monitor and manage the impacts on our business of the COVID-19 coronavirus pandemic, the significant decline in global economic activity and governmental reactions to these historic events (“COVID-19 Events”).

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

As described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, COVID-19 Events may have a material negative impact on our business, liquidity, results of operations, and stock price. Beyond these general observations, we are unable to predict when, how, or with what magnitude COVID-19 Events, in combination with the Cyclical Downturn, will negatively impact our business.

Three Months Ended November 30, 2020 Compared to the Three Months Ended November 30, 2019

Overview

Revenue, cost of revenue, margin and Earnings (loss) from operations (operating profit or loss) presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three Months Ended November 30,
(In thousands, except per share amounts)	2020	2019
Revenue:
Manufacturing	$308,722	$657,367
Wheels, Repair & Parts	65,556	86,608
Leasing & Services	28,711	25,384
	402,989	769,359
Cost of revenue:
Manufacturing	280,890	581,912
Wheels, Repair & Parts	62,984	81,892
Leasing & Services	18,444	13,366
	362,318	677,170
Margin:
Manufacturing	27,832	75,455
Wheels, Repair & Parts	2,572	4,716
Leasing & Services	10,267	12,018
	40,671	92,189
Selling and administrative	43,707	54,364
Net gain on disposition of equipment	(922)	(3,959)
Earnings (loss) from operations	(2,114)	41,784
Interest and foreign exchange	11,103	12,852
Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(13,217)	28,932
Income tax benefit (expense)	7,332	(5,994)
Earnings (loss) before earnings (loss) from unconsolidated affiliates	(5,885)	22,938
Earnings (loss) from unconsolidated affiliates	(744)	1,073
Net earnings (loss)	(6,629)	24,011
Net earnings attributable to noncontrolling interest	(3,343)	(16,342)
Net earnings (loss) attributable to Greenbrier	$(9,972)	$7,669
Diluted earnings (loss) per common share	$(0.30)	$0.23

Performance for our segments is evaluated based on operating profit or loss. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Three Months Ended November 30,
(In thousands)	2020	2019
Operating profit (loss):
Manufacturing	$9,686	$53,143
Wheels, Repair & Parts	(200)	1,114
Leasing & Services	5,890	9,777
Corporate	(17,490)	(22,250)
	$(2,114)	$41,784

Consolidated Results

	Three Months Ended November 30,		Increase	%
(In thousands)	2020	2019	(Decrease)	Change
Revenue	$402,989	$769,359	$(366,370)	(47.6%)
Cost of revenue	$362,318	$677,170	$(314,852)	(46.5%)
Margin (%)	10.1%	12.0%	(1.9%)	*
Net earnings (loss) attributable to Greenbrier	$(9,972)	$7,669	$(17,641)	(230.0%)

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 47.6% decrease in revenue for the three months ended November 30, 2020 as compared to the three months ended November 30, 2019 was primarily due to a 53.0% decrease in Manufacturing revenue. The decrease in Manufacturing revenue was primarily attributed to a 54.2% decrease in railcar deliveries. The decrease in revenue was also due to a 24.3% decrease in Wheels, Repair & Parts revenue primarily due to lower wheelset, component and parts volumes due to lower demand.

The 46.5% decrease in cost of revenue for the three months ended November 30, 2020 as compared to the three months ended November 30, 2019 was primarily due to a 51.7% decrease in Manufacturing cost of revenue. The decrease in Manufacturing cost of revenue was primarily attributed to a 54.2% decrease in railcar deliveries. The decrease in cost of revenue was also due to a 23.1% decrease in Wheels, Repair & Parts cost of revenue primarily due to lower costs associated with a reduction in wheelset, component and parts volumes.

Margin as a percentage of revenue was 10.1% and 12.0% for the three months ended November 30, 2020 and 2019, respectively. The overall margin as a percentage of revenue was negatively impacted by a decrease in Manufacturing margin to 9.0% from 11.5% primarily attributed to operating at lower volumes and increased costs associated with operating our manufacturing facilities in the COVID-19 pandemic during the three months ended November 30, 2020.

Net earnings (loss) attributable to Greenbrier is impacted by our operating activities and noncontrolling interest associated with our 50% joint ventures at certain of our Mexican railcar manufacturing facilities and our 75% interest in Greenbrier-Astra Rail, both of which we consolidate for financial reporting purposes. The $17.6 million decrease in net earnings attributable to Greenbrier for the three months ended November 30, 2020 as compared to the three months ended November 30, 2019 was primarily attributable to a decrease in the after-tax margin due to a reduction in railcar deliveries. This was partially offset by a decrease in Selling and administrative expense and a decrease in Net earnings attributable to noncontrolling interest, which is deducted from net earnings. Net earnings attributable to noncontrolling interest represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

Manufacturing Segment

	Three Months Ended November 30,		Increase	%
(In thousands, except railcar deliveries)	2020	2019	(Decrease)	Change
Revenue	$308,722	$657,367	$(348,645)	(53.0%)
Cost of revenue	$280,890	$581,912	$(301,022)	(51.7%)
Margin (%)	9.0%	11.5%	(2.5%)	*
Operating profit ($)	$9,686	$53,143	$(43,457)	(81.8%)
Operating profit (%)	3.1%	8.1%	(5.0%)	*
Deliveries	2,700	5,900	(3,200)	(54.2%)

*	Not meaningful

Manufacturing revenue decreased $348.6 million or 53.0% for the three months ended November 30, 2020 compared to the three months ended November 30, 2019. The decrease in revenue was primarily attributed to a 54.2% decrease in railcar deliveries.

Manufacturing cost of revenue decreased $301.0 million or 51.7% for the three months ended November 30, 2020 compared to the three months ended November 30, 2019. The decrease in cost of revenue was primarily attributed to a 54.2% decrease in the volume of railcar deliveries.

Manufacturing margin as a percentage of revenue decreased 2.5% for the three months ended November 30, 2020 compared to the three months ended November 30, 2019. The decrease in margin percentage was primarily attributed to operating at lower volumes and increased costs associated with operating our manufacturing facilities in the COVID-19 pandemic during the three months ended November 30, 2020.

Manufacturing operating profit decreased $43.5 million or 81.8% for the three months ended November 30, 2020 compared to the three months ended November 30, 2019. The decrease in operating profit was primarily attributed to a decrease in railcar deliveries and increased costs associated with operating our manufacturing facilities during the COVID-19 pandemic during the three months ended November 30, 2020.

Wheels, Repair & Parts Segment

	Three Months Ended November 30,		Increase	%
(In thousands)	2020	2019	(Decrease)	Change
Revenue	$65,556	$86,608	$(21,052)	(24.3%)
Cost of revenue	$62,984	$81,892	$(18,908)	(23.1%)
Margin (%)	3.9%	5.4%	(1.5%)	*
Operating profit (loss) ($)	$(200)	$1,114	$(1,314)	*
Operating profit (loss) (%)	(0.3%)	1.3%	(1.6%)	*

*	Not meaningful

Wheels, Repair & Parts revenue decreased $21.1 million or 24.3% for the three months ended November 30, 2020 compared to the three months ended November 30, 2019. The decrease was primarily due to lower wheelset, component and parts volumes due to lower demand. This was partially offset by an increase in scrap metal pricing.

Wheels, Repair & Parts cost of revenue decreased $18.9 million or 23.1% for the three months ended November 30, 2020 compared to the three months ended November 30, 2019. The decrease was primarily due to lower costs associated with a reduction in wheelset, component and parts volumes.

Wheels, Repair & Parts margin as a percentage of revenue decreased 1.5% for the three months ended November 30, 2020 compared to the three months ended November 30, 2019. The decrease in margin percentage was primarily attributed to operating at lower volumes and increased costs associated with operating our facilities during the COVID-19 pandemic during the three months ended November 30, 2020. This was partially offset by an increase in scrap metal pricing.

Wheels, Repair & Parts had an operating loss during the three months ended November 30, 2020 compared to an operating profit during the three months ended November 30, 2019. The decrease in profitability in the current period was primarily due to a reduction in volumes and increased costs associated with operating our facilities during the COVID-19 pandemic.

Leasing & Services Segment

	Three Months Ended November 30,		Increase	%
(In thousands)	2020	2019	(Decrease)	Change
Revenue	$28,711	$25,384	$3,327	13.1%
Cost of revenue	$18,444	$13,366	$5,078	38.0%
Margin (%)	35.8%	47.3%	(11.5%)	*
Operating profit ($)	$5,890	$9,777	$(3,887)	(39.8%)
Operating profit (%)	20.5%	38.5%	(18.0%)	*

*	Not meaningful

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

Leasing & Services revenue increased $3.3 million or 13.1% for the three months ended November 30, 2020 compared to the three months ended November 30, 2019. The increase was primarily attributed to an increase in the sale of railcars which we had purchased from third parties with the intent to resell. This was partially offset by lower interim rent on leased railcars for syndication during the three months ended November 30, 2020.

Leasing & Services cost of revenue increased $5.1 million or 38.0% for the three months ended November 30, 2020 compared to the three months ended November 30, 2019. The increase was primarily due to an increase in the volume of railcars sold that we purchased from third parties partially offset by lower transportation costs.

Leasing & Services margin as a percentage of revenue decreased 11.5% for the three months ended November 30, 2020 compared to the three months ended November 30, 2019. Margin as a percentage of revenue for the three months ended November 30, 2020 was negatively impacted by higher sales of railcars that we purchased from third parties which have lower margin percentages. The decrease in margin as a percentage of revenue was also due to lower interim rent on leased railcars for syndication.

Leasing & Services operating profit decreased $3.9 million or 39.8% for the three months ended November 30, 2020 compared to the three months ended November 30, 2019. The decrease was primarily attributed to a $3.0 million reduction in net gain on disposition of equipment and lower interim rent on leased railcars for syndication.

Selling and Administrative Expense

	Three Months Ended November 30,
(In thousands)	2020	2019	Increase (Decrease)	% Change
Selling and administrative expense	$43,707	$54,364	$(10,657)	(19.6%)

Selling and administrative expense was $43.7 million or 10.8% of revenue for the three months ended November 30, 2020 compared to $54.4 million or 7.1% of revenue for the prior comparable period. The $10.7 million decrease was primarily attributed to a decline in employee related costs resulting from headcount reductions and a decrease in other controllable spending categories as part of our strategic cost control and liquidity initiatives.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $0.9 million for the three months ended November 30, 2020 compared to $4.0 million for the prior comparable period.

Net gain on disposition of equipment primarily includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to accommodate customer demand and to manage risk and liquidity; and disposition of property, plant and equipment.

Other Costs

Interest and foreign exchange expense was composed of the following:

	Three Months Ended November 30,
(In thousands)	2020	2019	Increase (Decrease)
Interest and foreign exchange:
Interest and other expense	$10,500	$10,239	$261
Foreign exchange loss	603	2,613	(2,010)
	$11,103	$12,852	$(1,749)

The $1.7 million decrease in interest and foreign exchange expense from the prior comparable period was primarily attributed to the change in the Mexican Peso relative to the U.S. Dollar.

Income Tax

For the three months ended November 30, 2020, we had an income tax benefit of $7.3 million on a pre-tax loss of $13.2 million. The tax benefit for the three months ended November 30, 2020 included net favorable discrete tax benefits related to changes in foreign currency exchange rates for our U.S. Dollar denominated foreign operations.

For the three months ended November 30, 2019, we had an income tax expense of $6.0 million on a pre-tax income of $28.9 million for an effective tax rate of 20.7%. The tax rate for the three months ended November 30, 2019 included net favorable discrete tax benefits.

The effective tax rate can fluctuate year-to-year due to discrete items and changes in the mix of foreign and domestic pre-tax earnings or losses. It can also fluctuate with changes in the proportion of pre-tax earnings or losses attributable to our Mexican railcar manufacturing joint venture. The joint venture is treated as a partnership for tax purposes and, as a result, the partnership’s entire pre-tax earnings or losses are included in Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates, whereas only our 50% share of the tax is included in Income tax benefit (expense).

Earnings (Loss) From Unconsolidated Affiliates

Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil. We record the after-tax results from these unconsolidated affiliates.

Loss from unconsolidated affiliates was $0.7 million for the three months ended November 30, 2020 compared to earnings from unconsolidated affiliates of $1.1 million for the three months ended November 30, 2019. The decrease in earnings from unconsolidated affiliates was primarily related to a loss at our Brazil operations and a decrease in earnings from our investment in Axis, a joint venture that manufactures and sells axles to its joint venture partners.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $3.3 million for the three months ended November 30, 2020 compared to $16.3 million in the prior comparable period, which primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

Liquidity and Capital Resources

	Three Months Ended November 30,
(In thousands)	2020	2019
Net cash provided by (used in) operating activities	$8,671	$(70,319)
Net cash provided by (used in) investing activities	(24,899)	7,199
Net cash used in financing activities	(97,973)	(14,098)
Effect of exchange rate changes	5,208	981
Decrease in cash and cash equivalents and restricted cash	$(108,993)	$(76,237)

We have been financed through cash generated from operations and borrowings. At November 30, 2020, cash and cash equivalents and restricted cash were $733.1 million, a decrease of $109.0 million from $842.1 million at August 31, 2020.

The change in cash provided by (used in) operating activities for the three months ended November 30, 2020 compared to the three months ended November 30, 2019 was primarily due to a favorable net change in working capital partially offset by a net loss during the current quarter due to lower volumes of operating activities.

Cash provided by (used in) investing activities primarily related to capital expenditures net of proceeds from the sale of assets and investment activity with our unconsolidated affiliates. The change in cash provided by (used in) investing activities for the three months ended November 30, 2020 compared to the three months ended November 30, 2019 was primarily attributable to an increase in capital expenditures and a reduction in proceeds from the sale of assets.

Capital expenditures totaled $38.6 million and $23.2 million for the three months ended November 30, 2020 and 2019, respectively. Capital expenditures for 2021 primarily relate to opportunistic additions to our lease fleet and continued investments into the safety and productivity of our facilities. Leasing & Services and corporate capital expenditures were approximately $32.0 million and $2.9 million for the three months ended November 30, 2020 and 2019, respectively. Manufacturing capital expenditures were approximately $5.5 million and $18.8 million for the three months ended November 30, 2020 and 2019, respectively. Wheels, Repair & Parts capital expenditures were approximately $1.1 million and $1.5 million for the three months ended November 30, 2020 and 2019, respectively.

Proceeds from the sale of assets, which primarily related to sales of railcars from our lease fleet within Leasing & Services, were approximately $8.7 million and $27.5 million for the three months ended November 30, 2020 and November 30, 2019, respectively. Assets from our lease fleet are periodically sold in the normal course of business to accommodate customer demand and to manage risk and liquidity.

The change in cash used in financing activities for the three months ended November 30, 2020 compared to the three months ended November 30, 2019 was primarily attributed to repayments of debt, net of proceeds.

A quarterly dividend of $0.27 per share was declared on January 6, 2021.

The Board of Directors has authorized our company to repurchase shares of our common stock. In January 2021, the expiration date of this share repurchase program was extended from March 31, 2021 to January 31, 2023. The amount remaining for repurchase is $100 million as of November 30, 2020. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time to time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The program may be modified, suspended or discontinued at any time without prior notice. The share repurchase program does not obligate us to acquire any specific number of shares in any period. There were no shares repurchased under the share repurchase program during the three months ended November 30, 2020 and 2019.

Senior secured credit facilities, consisting of four components, aggregated to $738.2 million as of November 30, 2020. We had an aggregate of $85.3 million available to draw down under committed credit facilities as of November 30, 2020. This amount consists of $13.3 million available on the North American credit facility, $32.0 million on the European credit facilities, $35.0 million on the Mexican railcar manufacturing joint venture credit facilities and $5.0 million available on the Mexican railcar manufacturing operations credit facility.

As of November 30, 2020, a $600.0 million revolving line of credit, maturing June 2024, secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.50% or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of November 30, 2020, lines of credit totaling $68.2 million secured by certain of our European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.5% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of our European manufacturing operations. The European lines of credit include $28.0 million of facilities which are guaranteed by us. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from June 2021 through September 2022.

As of November 30, 2020, our Mexican railcar manufacturing operations had three lines of credit totaling $70.0 million. The first line of credit provides up to $30.0 million and matures in June 2024. Advances under this facility bear interest at LIBOR plus 3.75% to 4.25%. The second line of credit provides up to $35.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.75%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2021. The third line of credit provides up to $5.0 million and matures in September 2022. Advances under this facility bear interest at LIBOR plus 2.95% and are to be used for working capital needs.

As of November 30, 2020, outstanding commitments under the senior secured credit facilities consisted of $28.4 million in letters of credit and $210.0 million in borrowings under the North American credit facility, $36.2 million outstanding under the European credit facilities and $30.0 million outstanding under the Mexican credit facilities.

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into financing leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of November 30, 2020, we were in compliance with all such restrictive covenants.

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

As of November 30, 2020, we had a $3.9 million note receivable from Greenbrier-Maxion, our unconsolidated Brazilian railcar manufacturer. This note receivable is included on the Consolidated Balance Sheet in Accounts receivable, net. In the future, we may make loans to or provide guarantees for Greenbrier-Maxion or Amsted-Maxion Cruzeiro, our unconsolidated Brazilian castings and components manufacturer.

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

As of November 30, 2020, our goodwill balance was $130.3 million of which $87.0 million related to our Manufacturing segment and $43.3 million related to our Wheels, Repair & Parts segment. Our Manufacturing segment includes the North America Manufacturing reporting unit with a goodwill balance of $56.6 million; and the Europe Manufacturing reporting unit with a goodwill balance of $30.4 million.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecasted foreign currency sales and expenses. At November 30, 2020 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $243.7 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact of a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At November 30, 2020, net assets of foreign subsidiaries aggregated $160.5 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $16.0 million, or 1.3% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $247.1 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At November 30, 2020, 54% of our outstanding debt had fixed rates and 46% had variable rates. At November 30, 2020, a uniform 10% increase in variable interest rates would result in approximately $0.8 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 14 to Consolidated Financial Statements, Part I of this quarterly report.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2020. Except as set forth below, there have been no material changes in the Risk Factors described in our most recent Annual Report on Form 10-K.

The COVID-19 coronavirus pandemic, governmental reaction to the pandemic, and related economic disruptions could negatively impact on our business, liquidity and financial position, results of operations, stock price, and ability to convert backlog to revenue.

The COVID-19 coronavirus outbreak continues to present risks to our business. While the approval in certain jurisdictions of one or more COVID-19 vaccinations has occurred, in many geographies, human mortality and morbidity has surged in recent months and economic activity has decreased. The pandemic has not yet been contained and the number of its victims and the extent of negative impact on the global economy cannot be foreseen. Several of the countries in which we operate continue to be significantly negatively impacted by COVID-19.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. In January 2021, the expiration date of this share repurchase program was extended from March 31, 2021 to January 31, 2023. The amount remaining for repurchase is $100 million as of November 30, 2020. There were no shares repurchased under the share repurchase program during the three months ended November 30, 2020.

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

THE GREENBRIER COMPANIES, INC.

Date:	January 6, 2021	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President,
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)