Form 10-Q
period 2021-02-28
GREENBRIER COMPANIES INC
filed 2021-04-06
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 28, 2021

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

Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, without par value, outstanding on March 31, 2021 was 32,825,126 shares.

FORM 10-Q

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

•	changes in our product mix or decline in revenue due to shifts in demand;
•	the cyclical nature of our business;
•	equipment failures, technological failures, costs and inefficiencies associated with changing of production lines, or transfer of production between facilities;
•	a decline in demand for our railcar equipment and services;
•	our ability to realize the anticipated benefits of our new leasing strategy;
•	a decline in performance, or increase in efficiency, of the rail freight industry;
•	risks related to our operations outside of the United States (U.S.) including enforcement actions by regulators related to tax, environmental, labor, safety, or other regulations;
•	governmental policy changes impacting international trade and corporate tax;
•	the loss of, or reduction of, business from one or more of our limited number of customers;
•	the loss of, or reduction of, supply of inputs for our business from one or more of our limited number of suppliers; and
•

our inability to lease railcars at satisfactory rates, remarket leased railcars on favorable terms upon lease termination, or realize the expected residual values for end of life railcars due to changes in scrap prices;

The foregoing risks are described in more detail in Part I Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K and subsequent Quarterly Report on Form 10-Q which are incorporated herein by reference. You are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s opinions only as of the date hereof. Except as otherwise required by law, we do not assume any obligation to update any forward-looking statements. All references to years refer to the fiscal years ended August 31st unless otherwise noted.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	February 28, 2021	August 31, 2020
Assets
Cash and cash equivalents	$593,499	$833,745
Restricted cash	8,614	8,342
Accounts receivable, net	236,171	230,488
Income tax receivable	62,103	9,109
Inventories	522,984	529,529
Leased railcars for syndication	109,287	107,671
Equipment on operating leases, net	445,451	350,442
Property, plant and equipment, net	687,468	711,524
Investment in unconsolidated affiliates	70,820	72,354
Intangibles and other assets, net	190,283	190,322
Goodwill	132,685	130,308
	$3,059,365	$3,173,834
Liabilities and Equity
Revolving notes	$275,839	$351,526
Accounts payable and accrued liabilities	448,571	463,880
Deferred income taxes	24,798	7,701
Deferred revenue	42,572	42,467
Notes payable, net	793,189	804,088

Commitments and contingencies (Note 14)

Contingently redeemable noncontrolling interest	30,037	31,117

Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 32,825 and 32,701 shares outstanding at February 28, 2021 and August 31, 2020	—	—
Additional paid-in capital	466,994	460,400
Retained earnings	848,192	885,460
Accumulated other comprehensive loss	(46,684)	(52,817)
Total equity – Greenbrier	1,268,502	1,293,043
Noncontrolling interest	175,857	180,012
Total equity	1,444,359	1,473,055
	$3,059,365	$3,173,834

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Revenue
Manufacturing	$202,094	$489,943	$510,816	$1,147,310
Wheels, Repair & Parts	71,623	91,225	137,179	177,833
Leasing & Services	21,905	42,680	50,616	68,064
	295,622	623,848	698,611	1,393,207
Cost of revenue
Manufacturing	201,771	422,309	482,661	1,004,221
Wheels, Repair & Parts	66,667	84,373	129,651	166,265
Leasing & Services	9,513	30,830	27,957	44,196
	277,951	537,512	640,269	1,214,682
Margin	17,671	86,336	58,342	178,525
Selling and administrative expense	43,425	54,597	87,132	108,961
Net gain on disposition of equipment	(27)	(6,697)	(949)	(10,656)
Earnings (loss) from operations	(25,727)	38,436	(27,841)	80,220
Other costs
Interest and foreign exchange	9,568	12,609	20,671	25,461
Earnings (loss) before income tax and earnings (loss) from unconsolidated affiliates	(35,295)	25,827	(48,512)	54,759
Income tax benefit (expense)	21,752	(7,463)	29,084	(13,457)
Earnings (loss) before earnings (loss) from unconsolidated affiliates	(13,543)	18,364	(19,428)	41,302
Earnings (loss) from unconsolidated affiliates	(378)	1,651	(1,122)	2,724
Net earnings (loss)	(13,921)	20,015	(20,550)	44,026
Net (earnings) loss attributable to noncontrolling interest	4,856	(6,386)	1,513	(22,728)
Net earnings (loss) attributable to Greenbrier	$(9,065)	$13,629	$(19,037)	$21,298
Basic earnings (loss) per common share	$(0.28)	$0.42	$(0.58)	$0.65
Diluted earnings (loss) per common share	$(0.28)	$0.41	$(0.58)	$0.64
Weighted average common shares:
Basic	32,810	32,661	32,766	32,645
Diluted	32,810	33,482	32,766	33,382

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net earnings (loss)	$(13,921)	$20,015	$(20,550)	$44,026

Other comprehensive income (loss)
Translation adjustment	597	(703)	4,464	(2,286)
Reclassification of derivative financial instruments recognized in net earnings (loss) [1]	1,274	168	2,515	477
Unrealized loss on derivative financial instruments [2]	(142)	(3,638)	(895)	(1,484)
Other (net of tax effect)	52	242	53	(221)
	1,781	(3,931)	6,137	(3,514)
Comprehensive income (loss)	(12,140)	16,084	(14,413)	40,512
Comprehensive (income) loss attributable to noncontrolling interest	4,849	(6,384)	1,509	(22,720)
Comprehensive income (loss) attributable to Greenbrier	$(7,291)	$9,700	$(12,904)	$17,792

[1]

Net of tax effect of $(0.4 million) and $(0.1 million) for the three months ended February 28, 2021 and February 29, 2020 and $(0.8 million) and $(0.2 million) for the six months ended February 28, 2021 and February 29, 2020.

[2]

Net of tax effect of ($0.1 million) and $1.3 million for the three months ended February 28, 2021 and February 29, 2020 and $(0.1 million) and $0.7 million for the six months ended February 28, 2021 and February 29, 2020.

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Equity

(In thousands, except per share amounts, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2020	32,701	$460,400	$885,460	$(52,817)	$1,293,043	$180,012	$1,473,055	$31,117
Cumulative effect adjustment due to adoption of ASU 2016-13 (see Note 1)	—	—	(509)	—	(509)	—	(509)	—
Net loss	—	—	(19,037)	—	(19,037)	(433)	(19,470)	(1,080)
Other comprehensive income, net	—	—	—	6,133	6,133	4	6,137	—
Noncontrolling interest adjustments	—	—	—	—	—	(1,285)	(1,285)	—
Joint venture partner distribution declared	—	—	—	—	—	(2,441)	(2,441)	—
Restricted stock awards (net of cancellations)	124	15,497	—	—	15,497	—	15,497	—
Unamortized restricted stock	—	(17,854)	—	—	(17,854)	—	(17,854)	—
Restricted stock amortization	—	8,951	—	—	8,951	—	8,951	—
Cash dividends ($0.54 per share)	—	—	(17,722)	—	(17,722)	—	(17,722)	—
Balance February 28, 2021	32,825	$466,994	$848,192	$(46,684)	$1,268,502	$175,857	$1,444,359	$30,037

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance November 30, 2020	32,824	$462,498	$866,367	$(48,458)	$1,280,407	$180,455	$1,460,862	$30,711
Net loss	—	—	(9,065)	—	(9,065)	(4,182)	(13,247)	(674)
Other comprehensive income, net	—	—	—	1,774	1,774	7	1,781	—
Noncontrolling interest adjustments	—	—	—	—	—	(14)	(14)	—
Joint venture partner distribution declared	—	—	—	—	—	(409)	(409)	—
Noncontrolling interest acquired	—	—	—	—	—	—	—	—
Restricted stock awards (net of cancellations)	1	1,301	—	—	1,301	—	1,301	—
Unamortized restricted stock	—	(1,321)	—	—	(1,321)	—	(1,321)	—
Restricted stock amortization	—	4,516	—	—	4,516	—	4,516	—
Cash dividends ($0.27 per share)	—	—	(9,110)	—	(9,110)	—	(9,110)	—
Balance February 28, 2021	32,825	$466,994	$848,192	$(46,684)	$1,268,502	$175,857	$1,444,359	$30,037

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2019	32,488	$453,943	$867,602	$(44,815)	$1,276,730	$164,967	$1,441,697	$31,564
Cumulative effect adjustment due to adoption of ASU 2016-02 (See Note 1)	—	—	4,393	—	4,393	—	4,393	—
Net earnings	—	—	21,298	—	21,298	23,510	44,808	(782)
Other comprehensive loss, net	—	—	—	(3,506)	(3,506)	(8)	(3,514)	—
Noncontrolling interest adjustments	—	—	—	—	—	9,038	9,038	—
Joint venture partner distribution declared	—	—	—	—	—	(8,172)	(8,172)	—
Noncontrolling interest acquired	—	—	—	—	—	12,075	12,075	—
Restricted stock awards (net of cancellations)	154	11,114	—	—	11,114	—	11,114	—
Unamortized restricted stock	—	(13,008)	—	—	(13,008)	—	(13,008)	—
Restricted stock amortization	—	6,859	—	—	6,859	—	6,859	—
Cash dividends ($0.52 per share)	—	—	(17,408)	—	(17,408)	—	(17,408)	—
Balance February 29, 2020	32,642	$458,908	$875,885	$(48,321)	$1,286,472	$201,410	$1,487,882	$30,782

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance November 30, 2019	32,596	$454,900	$871,300	$(44,392)	$1,281,808	$191,050	$1,472,858	$31,723
Net earnings	—	—	13,629	—	13,629	7,327	20,956	(941)
Other comprehensive loss, net	—	—	—	(3,929)	(3,929)	(2)	(3,931)	—
Noncontrolling interest adjustments	—	—	—	—	—	7,302	7,302	—
Joint venture partner distribution declared	—	—	—	—	—	(4,267)	(4,267)	—
Restricted stock awards (net of cancellations)	46	1,642	—	—	1,642	—	1,642	—
Unamortized restricted stock	—	(1,667)	—	—	(1,667)	—	(1,667)	—
Restricted stock amortization	—	4,033	—	—	4,033	—	4,033	—
Cash dividends ($0.27 per share)	—	—	(9,044)	—	(9,044)	—	(9,044)	—
Balance February 29, 2020	32,642	$458,908	$875,885	$(48,321)	$1,286,472	$201,410	$1,487,882	$30,782

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months Ended
	February 28, 2021	February 29, 2020
Cash flows from operating activities
Net earnings (loss)	$(20,550)	$44,026
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Deferred income taxes	16,969	(6,714)
Depreciation and amortization	50,868	59,338
Net gain on disposition of equipment	(949)	(10,656)
Accretion of debt discount	2,857	2,718
Stock based compensation expense	8,951	7,237
Noncontrolling interest adjustments	(1,285)	9,038
Other	1,135	(39)
Decrease (increase) in assets:
Accounts receivable, net	(10,735)	47,282
Income tax receivable	(52,994)	(1,173)
Inventories	(35,005)	(55,158)
Leased railcars for syndication	(37,988)	(123,033)
Other assets	(2,895)	(39,433)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(13,257)	(67,988)
Deferred revenue	104	1,381
Net cash used in operating activities	(94,774)	(133,174)
Cash flows from investing activities
Proceeds from sales of assets	11,336	41,827
Capital expenditures	(50,353)	(40,834)
Investments in and advances to / repayments from unconsolidated affiliates	4,523	(1,500)
Cash distribution from unconsolidated affiliates and other	488	11,273
Net cash provided by (used in) investing activities	(34,006)	10,766
Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	98,442	10,246
Proceeds from revolving notes with maturities longer than 90 days	112,000	—
Repayments of revolving notes with maturities longer than 90 days	(286,000)	—
Repayments of notes payable	(14,990)	(17,120)
Dividends	(18,046)	(17,312)
Cash distribution to joint venture partner	(3,646)	(8,706)
Tax payments for net share settlement of restricted stock	(2,357)	(1,895)
Net cash used in financing activities	(114,597)	(34,787)
Effect of exchange rate changes	3,403	(2,824)
Decrease in cash and cash equivalents and restricted cash	(239,974)	(160,019)
Cash and cash equivalents and restricted cash
Beginning of period	842,087	338,487
End of period	$602,113	$178,468
Balance sheet reconciliation
Cash and cash equivalents	$593,499	$169,899
Restricted cash	8,614	8,569
Total cash and cash equivalents and restricted cash as presented above	$602,113	$178,468
Cash paid during the period for
Interest	$15,755	$11,608
Income taxes, net	$7,132	$25,503
Non-cash activity
Transfer from Leased railcars for syndication and Inventories to Equipment on operating leases, net	$77,953	$55,739
Capital expenditures accrued in Accounts payable and accrued liabilities	$846	$3,237
Change in Accounts payable and accrued liabilities associated with dividends declared	$324	$(96)
Conversion of unconsolidated affiliate note receivable to Investment in unconsolidated affiliates	$—	$4,760
Change in Accounts payable and accrued liabilities associated with cash distributions to joint venture partner	$1,205	$535

The accompanying notes are an integral part of these financial statements

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) as of February 28, 2021 and for the three and six months ended February 28, 2021 and February 29, 2020 have been prepared to reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. The results of operations for the three and six months ended February 28, 2021 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2021.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these unaudited financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2020.

Management Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (GAAP) requires judgment on the part of management to arrive at estimates and assumptions on matters that are inherently uncertain. These estimates may affect the amount of assets, liabilities, revenue and expenses reported in the financial statements and accompanying notes and disclosure of contingent assets and liabilities within the financial statements. Estimates and assumptions are periodically evaluated and may be adjusted in future periods. Actual results could differ from those estimates.

Reclassifications – Certain immaterial reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

Initial Adoption of Accounting Standards

Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update 2016-13, Financial Instruments – Credit Losses (ASU 2016-13). This update introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new guidance applies to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures. The new guidance also applies to debt securities and other financial assets measured at fair value through other comprehensive income (loss). The new guidance is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance beginning September 1, 2020. The Company estimated the expected lifetime credit loss by pooling financial instruments based on similar characteristics. Expected losses were then estimated using historical loss information and aging considerations, as well as other information such as the current and future economic conditions of its customers and the end markets in which they operate. The Company adopted this guidance using a modified retrospective approach through a cumulative effect adjustment, which decreased opening retained earnings by $0.5 million on September 1, 2020. The ongoing application of ASU 2016-13 is not expected to materially impact the Company’s consolidated financial statements.

Prospective Accounting Changes

Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued Accounting Standard Update 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity’s own equity, and modifies the guidance on diluted EPS calculations as a result of these changes. The Company expects this change to reduce reported interest expense, increase reported net income, and result in a reclassification of certain convertible balance sheet amounts from stockholders’ equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted EPS, which is expected to be incrementally dilutive compared to the Company’s current accounting treatment. The guidance in this ASU can be adopted using either a full or modified retrospective approach and becomes effective for annual reporting periods beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

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

The contract balances are as follows:

(in thousands)	Balance sheet classification	February 28, 2021	August 31, 2020	$ change
Contract assets	Accounts receivable, net	$26,954	$430	$26,524
Contract assets	Inventories	$9,137	$7,081	$2,056
Contract liabilities [1]	Deferred revenue	$34,824	$27,009	$7,815

[1]	Contract liabilities balance includes deferred revenue within the scope of Topic 606.

For the three and six months ended February 28, 2021, the Company recognized $2.9 million and $5.6 million, respectively, of revenue that was included in Contract liabilities as of November 30, 2020 and August 31, 2020.

Performance obligations

As of February 28, 2021, the Company has entered into contracts with customers for which revenue has not yet been recognized. The following table outlines estimated revenue related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(in millions)	February 28, 2021
Revenue type:
Manufacturing – Railcar sales	$2,125.1
Manufacturing – Marine	$53.3
Services	$129.7
Other	$61.5

Manufacturing – Railcars intended for syndication [1]	$229.3

[1]	Not a performance obligation as defined in Topic 606

Based on current production and delivery schedules and existing contracts, approximately $0.6 billion of Railcar sales are expected to be recognized in the remaining six months of 2021 while the remaining amount is expected to be recognized into 2024. The table above excludes estimated revenue to be recognized at the Company’s Brazilian manufacturing operations, as they are accounted for under the equity method.

Revenue amounts reflected in Railcars intended for syndication may be syndicated to third parties or held in the Company’s fleet depending on a variety of factors.

Marine revenue is expected to be recognized through 2022 as vessel construction is completed.

Services includes management and maintenance services of which approximately 48% are expected to be performed through 2025 and the remaining amount through 2037.

Note 3 – Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in first-out method. Work-in-process includes material, labor and overhead. Finished goods includes completed wheels, parts and railcars not on lease or in transit. The following table summarizes the Company’s inventory balance:

(In thousands)	February 28, 2021	August 31, 2020
Manufacturing supplies and raw materials	$291,698	$263,080
Work-in-process	104,467	116,909
Finished goods	148,008	173,761
Excess and obsolete adjustment	(21,189)	(24,221)
	$522,984	$529,529

Note 4 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	February 28, 2021	August 31, 2020
Intangible assets subject to amortization:
Customer relationships	$89,722	$89,722
Accumulated amortization	(60,328)	(56,509)
Other intangibles	39,090	37,798
Accumulated amortization	(11,194)	(10,595)
	57,290	60,416
Intangible assets not subject to amortization	2,473	2,474
Prepaid and other assets	21,939	22,026
Operating lease ROU assets	55,868	62,389
Nonqualified savings plan investments	44,150	35,744
Revolving notes issuance costs, net	3,150	3,623
Assets held for sale	5,413	3,650
Total Intangible and other assets, net	$190,283	$190,322

Amortization expense was $2.9 million and $5.7 million for the three and six months ended February 28, 2021 and $2.7 million and $5.5 million for the three and six months ended February 29, 2020. Amortization expense for the years ending August 31, 2021, 2022, 2023, 2024 and 2025 is expected to be $11.5 million, $8.1 million, $6.8 million, $6.6 million and $5.7 million, respectively.

Note 5 – Revolving Notes

Senior secured credit facilities, consisting of three components, aggregated to $738.8 million as of February 28, 2021.

As of February 28, 2021, a $600.0 million revolving line of credit, maturing June 2024, secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans, existed to provide working capital and interim financing of equipment, principally for the Company’s U.S. and Mexican operations. Advances under this North American credit facility bear interest at LIBOR plus 1.50% or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of February 28, 2021, lines of credit totaling $68.8 million secured by certain of the Company’s European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.5% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of the Company’s European manufacturing operations. The European lines of credit include $35.0 million of facilities which are guaranteed by the Company. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from June 2021 through September 2022.

As of February 28, 2021, the Company’s Mexican railcar manufacturing operations had three lines of credit totaling $70.0 million. The first line of credit provides up to $30.0 million and matures in June 2024. Advances under this facility bear interest at LIBOR plus 3.75% to 4.25%. The second line of credit provides up to $35.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.75%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2021. The third line of credit provides up to $5.0 million and matures in September 2022. Advances under this facility bear interest at LIBOR plus 2.95% and are to be used for working capital needs.

As of February 28, 2021, outstanding commitments under the senior secured credit facilities consisted of $27.9 million in letters of credit and $210.0 million in borrowings under the North American credit facility, $34.8 million outstanding under the European credit facilities and $31.0 million outstanding under the Mexican credit facilities. As of February 28, 2021, the Company had an aggregate of $115.4 million available to draw down under committed credit facilities.

As of August 31, 2020, outstanding commitments under the senior secured credit facilities consisted of $28.7 million in letters of credit and $275.0 million in borrowings under the North American credit facility, $46.5 million outstanding under the European credit facilities and $30.0 million outstanding under the Mexican credit facilities.

Note 6 – Accounts Payable and Accrued Liabilities

(In thousands)	February 28, 2021	August 31, 2020
Trade payables	$146,017	$148,971
Other accrued liabilities	104,604	100,168
Operating lease liabilities	58,162	64,509
Accrued payroll and related liabilities	97,099	105,008
Accrued warranty	42,689	45,224
	$448,571	$463,880

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

Warranty accrual activity:

	Three Months Ended		Six Months Ended
(In thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Balance at beginning of period	$45,620	$47,110	$45,224	$46,678
Charged to cost of revenue, net	(603)	884	1,351	3,262
Payments	(2,429)	(1,136)	(3,844)	(3,135)
Currency translation effect	101	(8)	(42)	45
Balance at end of period	$42,689	$46,850	$42,689	$46,850

Note 8 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2020	$(11,970)	$(39,816)	$(1,031)	$(52,817)
Other comprehensive loss before reclassifications	(895)	4,460	53	3,618
Amounts reclassified from Accumulated other comprehensive loss	2,515	—	—	2,515
Balance, February 28, 2021	$(10,350)	$(35,356)	$(978)	$(46,684)

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Operations, with financial statement caption, were as follows:

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020	Financial Statement Caption
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$385	$(140)	Revenue and Cost of revenue
Interest rate swap contracts	1,263	369	Interest and foreign exchange
Total before tax	1,648	229
Income tax	(374)	(61)
Net of tax	$1,274	$168

	Six Months Ended
(In thousands)	February 28, 2021	February 29, 2020	Financial Statement Caption
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$672	$101	Revenue and Cost of revenue
Interest rate swap contracts	2,594	536	Interest and foreign exchange
Total before tax	3,266	637
Income tax	(751)	(160)
Net of tax	$2,515	$477

Note 9 – Earnings (Loss) Per Share

The shares used in the computation of basic and diluted earnings (loss) per common share are reconciled as follows:

	Three Months Ended		Six Months Ended
(In thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Weighted average basic common shares outstanding (1)	32,810	32,661	32,766	32,645
Dilutive effect of 2.875% convertible notes (2)(3)	—	—	—	—
Dilutive effect of 2.25% convertible notes (2)(4)	—	—	—	—
Dilutive effect of restricted stock units (2)(5)	—	821	—	737
Weighted average diluted common shares outstanding	32,810	33,482	32,766	33,382

(1)

Restricted stock grants and restricted stock units that are considered participating securities, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position.

(2)	The dilutive effect of common stock equivalents was excluded from the share calculation for the three and six months ended February 28, 2021 due to a net loss.
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

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net earnings (loss) attributable to Greenbrier	$(9,065)	$13,629	$(19,037)	$21,298
Weighted average diluted common shares outstanding	32,810	33,482	32,766	33,382
Diluted earnings (loss) per share	$(0.28)	$0.41	$(0.58)	$0.64

Note 10 – Stock Based Compensation

The value of stock based compensation awards is amortized as compensation expense from the date of grant through the earlier of the vesting period or in some instances the recipient’s eligible retirement date. Stock based compensation expense consists of restricted stock unit, restricted stock and phantom stock unit awards.

Stock based compensation expense was $4.5 million and $9.0 million for the three and six months ended February 28, 2021, respectively and $4.1 million and $7.2 million for the three and six months ended February 29, 2020, respectively. Compensation expense is recorded in Selling and administrative expense and Cost of revenue on the Consolidated Statements of Operations.

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

At February 28, 2021 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $199.9 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when there is a loss, or as Accounts receivable, net when there is a gain. As the contracts mature at various dates through November 2022, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At February 28, 2021 exchange rates, approximately $1.0 million would be reclassified to revenue or cost of revenue in the next year.

At February 28, 2021, an interest rate swap agreement maturing in September 2023 had a notional amount of $103.6 million and an interest rate swap agreement maturing June 2024 had a notional amount of $140.6 million. The fair value of the contracts are included on the Consolidated Balance Sheets in Accounts payable and accrued liabilities when there is a loss, or in Accounts receivable, net when there is a gain. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At February 28, 2021 interest rates, approximately $5.0 million would be reclassified to interest expense in the next year.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		February 28, 2021	August 31, 2020		February 28, 2021	August 31, 2020
(In thousands)	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$6	$560	Accounts payable and accrued liabilities	$731	$3
Interest rate swap contracts	Accounts receivable, net	—	—	Accounts payable and accrued liabilities	12,154	15,904
		$6	$560		$12,885	$15,907
Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$—	$22	Accounts payable and accrued liabilities	$18	$—

The Effect of Derivative Instruments on the Statements of Operations

Three Months Ended February 28, 2021 and February 29, 2020

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives three months ended
		February 28, 2021	February 29, 2020
Foreign forward exchange contract	Interest and foreign exchange	$(9)	$(165)

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives three months ended,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income three months ended		Location of gain (loss) on derivative (amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (amount excluded from effectiveness testing) three months ended
	February 28, 2021	February 29, 2020		February 28, 2021	February 29, 2020		February 28, 2021	February 29, 2020
Foreign forward exchange contracts	$(602)	$190	Revenue	$(377)	$67	Revenue	$154	$190
Foreign forward exchange contracts	(234)	411	Cost of revenue	(8)	73	Cost of revenue	60	210
Interest rate swap contracts	834	(5,503)	Interest and foreign exchange	(1,263)	(369)	Interest and foreign exchange	—	(116)
	$(2)	$(4,902)		$(1,648)	$(229)		$214	$284

The following table presents the amounts in the Consolidated Statements of Operations in which the effects of the cash flow hedges are recorded and the effects of the cash flow hedge activity on these line items for the three months ended February 28, 2021 and February 29, 2020:

	For The Three Months Ended
	February 28, 2021		February 29, 2020
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$295,622	$(377)	$623,848	$67
Cost of revenue	277,951	(8)	537,512	73
Interest and foreign exchange	9,568	(1,263)	12,609	(369)

Six Months Ended February 28, 2021 and February 29, 2020

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives six months ended
		February 28, 2021	February 29, 2020
Foreign forward exchange contract	Interest and foreign exchange	$(132)	$(94)

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives six months ended		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income six months ended		Location of gain (loss) on derivative amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (amount excluded from effectiveness testing) six months ended
	February 28, 2021	February 29, 2020		February 28, 2021	February 29, 2020		February 28, 2021	February 29, 2020
Foreign forward exchange contracts	$(1,612)	$763	Revenue	$(623)	$(99)	Revenue	$302	$643
Foreign forward exchange contracts	(295)	(183)	Cost of revenue	(49)	(2)	Cost of revenue	65	344
Interest rate swap contracts	1,157	(2,784)	Interest and foreign exchange	(2,594)	(536)	Interest and foreign exchange	—	(281)
	$(750)	$(2,204)		$(3,266)	$(637)		$367	$706

	For the Six Months Ended
	February 28, 2021		February 29, 2020
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$698,611	$(623)	$1,393,207	$(99)
Cost of revenue	640,269	(49)	1,214,682	(2)
Interest and foreign exchange	20,671	(2,594)	25,461	(536)

Note 12 – Segment Information

The Company operates in three reportable segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services.

The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2020. Performance is evaluated based on Earnings (loss) from operations. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. The Company does not allocate Interest and foreign exchange or Income tax benefit (expense) for either external or internal reporting purposes. Intersegment sales and transfers are valued as if the sales or transfers were to third parties. Related revenue and margin are eliminated in consolidation and therefore are not included in consolidated results in the Company’s Consolidated Financial Statements.

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

For the three months ended February 28, 2021:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$202,094	$2,425	$204,519	$(17,216)	$100	$(17,116)
Wheels, Repair & Parts	71,623	1,603	73,226	2,433	(14)	2,419
Leasing & Services	21,905	1,113	23,018	6,420	634	7,054
Eliminations	—	(5,141)	(5,141)	—	(720)	(720)
Corporate	—	—	—	(17,364)	—	(17,364)
	$295,622	$—	$295,622	$(25,727)	$—	$(25,727)

For the six months ended February 28, 2021:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$510,816	$23,016	$533,832	$(7,530)	$2,605	$(4,925)
Wheels, Repair & Parts	137,179	1,904	139,083	2,233	(23)	2,210
Leasing & Services	50,616	5,778	56,394	12,310	4,919	17,229
Eliminations	—	(30,698)	(30,698)	—	(7,501)	(7,501)
Corporate	—	—	—	(34,854)	—	(34,854)
	$698,611	$—	$698,611	$(27,841)	$—	$(27,841)

For the three months ended February 29, 2020:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$489,943	$21	$489,964	$46,105	$1	$46,106
Wheels, Repair & Parts	91,225	5,133	96,358	3,320	(168)	3,152
Leasing & Services	42,680	15,240	57,920	12,793	14,384	27,177
Eliminations	—	(20,394)	(20,394)	—	(14,217)	(14,217)
Corporate	—	—	—	(23,782)	—	(23,782)
	$623,848	$—	$623,848	$38,436	$—	$38,436

For the six months ended February 29, 2020:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,147,310	$118	$1,147,428	$99,248	$(22)	$99,226
Wheels, Repair & Parts	177,833	10,984	188,817	4,434	(510)	3,924
Leasing & Services	68,064	16,989	85,053	22,570	15,673	38,243
Eliminations	—	(28,091)	(28,091)	—	(15,141)	(15,141)
Corporate	—	—	—	(46,032)	—	(46,032)
	$1,393,207	$—	$1,393,207	$80,220	$—	$80,220

	Total assets
(In thousands)	February 28, 2021	August 31, 2020
Manufacturing	$1,313,819	$1,301,715
Wheels, Repair & Parts	277,788	271,862
Leasing & Services	851,546	739,025
Unallocated, including cash	616,212	861,232
	$3,059,365	$3,173,834

Reconciliation of Earnings (loss) from operations to Earnings (loss) before income tax and earnings (loss) from unconsolidated affiliates:

	Three Months Ended		Six Months Ended
(In thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Earnings (loss) from operations	$(25,727)	$38,436	$(27,841)	$80,220
Interest and foreign exchange	9,568	12,609	20,671	25,461
Earnings (loss) before income tax and earnings (loss) from unconsolidated affiliates	$(35,295)	$25,827	$(48,512)	$54,759

Note 13 – Leases

Lessor

Equipment on operating leases is reported net of accumulated depreciation of $33.6 million and $33.4 million as of February 28, 2021 and August 31, 2020, respectively. Depreciation expense was $3.2 million and $6.8 million for the three and six months ended February 28, 2021, respectively and $3.0 million and $6.6 million for the three and six months ended February 29, 2020, respectively. In addition, certain railcar equipment leased-in by the Company on operating leases is subleased to customers under non-cancelable operating leases with lease terms ranging from one to fifteen years. Operating lease rental revenues included in the Company’s Statements of Operations for the three and six months ended February 28, 2021 was $12.3 million and $24.1 million, respectively, which included $3.8 million and $7.4 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements. Operating lease rental revenues included in the Company’s Statements of Operations for the three and six months ended February 29, 2020 was $9.8 million and $21.2 million, respectively, which included $2.8 million and $6.5 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements.

Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases at February 28, 2021, will mature as follows:

(in thousands)
Remaining six months of 2021	$17,049
2022	30,183
2023	25,421
2024	22,777
2025	12,638
Thereafter	27,870
$135,938

Lessee

The Company leases railcars, real estate, and certain equipment under operating and, to a lesser extent, finance lease arrangements. As of and for the three and six months ended February 28, 2021 and February 29, 2020, finance leases were not a material component of the Company's lease portfolio. The Company’s real estate and equipment leases have remaining lease terms ranging from less than one year to 77 years, with some including options to extend up to 15 years. The Company recognizes a lease liability and corresponding right-of-use (ROU) asset based on the present value of lease payments. To determine the present value of lease payments, as most of its leases do not provide a readily determinable implicit rate, the Company’s incremental borrowing rate is used to discount the lease payments based on information available at lease commencement date. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when estimating its incremental borrowing rate.

The components of operating lease costs were as follows:

(in thousands)	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Operating lease expense	$3,625	$3,424	$7,493	$6,850
Short-term lease expense	1,280	3,217	2,586	4,730
Total	$4,905	$6,641	$10,079	$11,580

Aggregate minimum future amounts payable under operating leases having initial or remaining non-cancelable terms at February 28, 2021 will mature as follows:

(in thousands)
Remaining six months of 2021	$6,492
2022	12,414
2023	11,983
2024	10,848
2025	6,324
Thereafter	17,409
Total lease payments	$65,470
Less: Imputed interest	(7,308)
Total lease obligations	$58,162

The table below presents additional information related to the Company’s leases:

Weighted average remaining lease term:
Operating leases	11.5 Years

Weighted average discount rate:
Operating leases	3.2%

Supplemental cash flow information related to leases were as follows:

(in thousands)	Six months ended February 28, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,327
ROU assets obtained in exchange for new operating lease liabilities	$30

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

On January 30, 2017 the Confederated Tribes and Bands of Yakama Nation sued 33 parties including the Company as well as the U.S. and the State of Oregon for costs it incurred in assessing alleged natural resource damages to the Columbia River from contaminants deposited in Portland Harbor. Confederated Tribes and Bands of the Yakama Nation v. Air Liquide America Corp., et al., U.S. Court for the District of Oregon Case No. 3i17-CV-00164-SB. The complaint does not specify the amount of damages the plaintiff will seek. The case has been stayed until January 14, 2022.

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

Other Litigation, Commitments and Contingencies

In connection with the acquisition of the manufacturing business of American Railcar Industries, Inc. (ARI), the Company agreed to assume potential legacy liabilities (known and unknown) related to railcars manufactured by ARI. Among these potential liabilities are certain retrofit and repair obligations arising from regulatory actions by the Federal Railroad Administration and the Association of American Railroads. In some cases, the seller shares with the Company the costs of these retrofit and repair obligations. The Company currently is not able to determine if any of these liabilities will have a material adverse impact on the Company’s Consolidated Financial Statements.

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

As of February 28, 2021, the Company had outstanding letters of credit aggregating to $27.9 million associated with performance guarantees, facility leases and workers compensation insurance.

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

Assets and liabilities measured at fair value on a recurring basis as of February 28, 2021 were:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$6	$—	$6	$—
Nonqualified savings plan investments	44,150	44,150	—	—
Cash equivalents	203,760	203,760	—	—
	$247,916	$247,910	$6	$—
Liabilities:
Derivative financial instruments	$12,903	$—	$12,903	$—

(1)	Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 11 - Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2020 were:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$582	$—	$582	$—
Nonqualified savings plan investments	35,744	35,744	—	—
Cash equivalents	203,509	203,509	—	—
	$239,835	$239,253	$582	$—
Liabilities:
Derivative financial instruments	$15,907	$—	$15,907	$—

Note 16 – Related Party Transactions

The Company has a 41.9% interest in Axis, LLC (Axis), a joint venture. The Company purchased $2.2 million and $6.0 million for the three and six months ended February 28, 2021, respectively and $3.2 million and $7.2 million for the three and six months ended February 29, 2020, respectively of railcar components from Axis.

The Company has a 40% interest in the common equity of an entity that buys and sells railcar assets that are leased to third parties. As of February 28, 2021, the carrying amount of the investment was $3.6 million which is classified in Investment in unconsolidated affiliates in the Consolidated Balance Sheet. There were no sales to or from this entity during the six months ended February 28, 2021 and February 29, 2020. The Company also provides administrative and remarketing services to this entity and earns management fees for these services which were immaterial for the three and six months ended February 28, 2021 and February 29, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in three reportable segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. Our segments are operationally integrated. The Manufacturing segment, which currently operates from facilities in the U.S., Mexico, Poland, Romania and Turkey, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Wheels, Repair & Parts segment performs wheel and axle servicing; railcar repair, refurbishment and maintenance; as well as production of a variety of parts for the rail industry in North America. The Leasing & Services segment owns approximately 8,700 railcars and provides management services for approximately 445,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America as of February 28, 2021. Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil.

The financial results for the six months ended February 28, 2021 are representative of the challenges of the current market conditions. The decrease in operating profits compared to the same period in the prior year is primarily attributable to the cyclical decrease in economic activity in the freight rail equipment market which began prior to the emergence of COVID-19 (Cyclical Downturn). The Cyclical Downturn has intensified due to the COVID-19 Events (as defined below).

We have adhered to disciplined management through this crucial time. Our core strategy since March 2020 has been and continues to be to:

1)	Maintain a strong liquidity base and balance sheet.

2)	Continue efficient operations throughout the COVID-19 and economic crises by safely operating our factories while generating cash.

3)

Prepare for economic recovery and forward momentum in our markets expected during the latter half of calendar 2021. We believe we are now in this recovery phase, assuming no further COVID-19 or geopolitical shocks.

We also continue to take measures to strengthen our financial position through strategic spending reductions which included reducing our selling and administrative expense by $21.8 million during the six months ended February 28, 2021 compared to the prior comparable period.

Our backlog remains strong with railcar deliveries into 2024 and marine deliveries into 2022. Our railcar backlog increased by 1,000 units since November 30, 2020 resulting in total manufacturing backlog of approximately 24,900 units with an estimated value of $2.51 billion as of February 28, 2021. Approximately 9% of backlog units and 6% of estimated backlog value as of February 28, 2021 was associated with our Brazilian manufacturing operations which is accounted for under the equity method. Backlog units for lease may be syndicated to third parties or held in our own fleet depending on a variety of factors. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix and pricing will be determined in the future, which may impact backlog. Marine backlog as of February 28, 2021 was $53 million.

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

COVID-19 and the Downturn in Global Economic Activity

We continue to actively monitor and manage the impacts on our business of the COVID-19 coronavirus pandemic, the significant decline in global economic activity and governmental reactions to these historic events (COVID-19 Events).

Our manufacturing and service facilities continue regular operations. We function as an essential infrastructure business under guidance issued by the U.S. Department of Homeland Security. Similar guidelines and authorities exist in other nations where we operate. Since the emergence of COVID-19, our facilities in the U.S. have been permitted to continue to operate subject to enhanced safety protocols, both voluntary and government mandated, that aim to protect the health of our workforce and the residents of the communities in which our facilities are located. The situation is similar in our facilities in Mexico, Europe, Brazil and Turkey which also have been permitted by applicable governmental authorities to operate subject to enhanced health and safety protocols.

As described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, COVID-19 Events may have a material negative impact on our business, liquidity, results of operations, and stock price. Beyond these general observations, we are unable to predict when, how, or with what magnitude COVID-19 Events, in combination with the Cyclical Downturn, will negatively impact our business.

Greenbrier’s Revised Leasing Strategy

In February 2021 we announced a refined leasing strategy to grow our owned portfolio of leased railcars built by Greenbrier by approximately $200 million per year. This will create an incremental annuity stream of tax-advantaged cash flows while reducing our exposure to the new railcar order and delivery cycle. We will execute this strategy through GBX Leasing, a newly formed joint venture in which we will own over 90%.

GBX Leasing commenced operations in March 2021 upon the closing of a $300 million non-recourse warehouse facility, and the conclusion of the initial sale and contribution of railcars and associated leases by Greenbrier valued at approximately $130 million.

GBX Leasing will be financed with non-recourse debt and is expected to be levered approximately 3:1 debt to equity. We intend that GBX Leasing will aggregate leased railcars to obtain permanent debt financing issued in connection with asset-backed securities. We will consolidate GBX Leasing for financial reporting purposes within the Leasing & Services segment. Greenbrier Management Services will provide management services to the GBX Leasing fleet.

Three Months Ended February 28, 2021 Compared to the Three Months Ended February 29, 2020

Overview

Revenue, cost of revenue, margin and Earnings (loss) from operations (operating profit or loss) presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020
Revenue:
Manufacturing	$202,094	$489,943
Wheels, Repair & Parts	71,623	91,225
Leasing & Services	21,905	42,680
	295,622	623,848
Cost of revenue:
Manufacturing	201,771	422,309
Wheels, Repair & Parts	66,667	84,373
Leasing & Services	9,513	30,830
	277,951	537,512
Margin:
Manufacturing	323	67,634
Wheels, Repair & Parts	4,956	6,852
Leasing & Services	12,392	11,850
	17,671	86,336
Selling and administrative	43,425	54,597
Net gain on disposition of equipment	(27)	(6,697)
Earnings (loss) from operations	(25,727)	38,436
Interest and foreign exchange	9,568	12,609
Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(35,295)	25,827
Income tax benefit (expense)	21,752	(7,463)
Earnings (loss) before earnings (loss) from unconsolidated affiliates	(13,543)	18,364
Earnings (loss) from unconsolidated affiliates	(378)	1,651
Net earnings (loss)	(13,921)	20,015
Net (earnings) loss attributable to noncontrolling interest	4,856	(6,386)
Net earnings (loss) attributable to Greenbrier	$(9,065)	$13,629
Diluted earnings (loss) per common share	$(0.28)	$0.41

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

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020
Operating profit (loss):
Manufacturing	$(17,216)	$46,105
Wheels, Repair & Parts	2,433	3,320
Leasing & Services	6,420	12,793
Corporate	(17,364)	(23,782)
	$(25,727)	$38,436

Consolidated Results

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020	Increase (Decrease)	% Change
Revenue	$295,622	$623,848	$(328,226)	(52.6%)
Cost of revenue	$277,951	$537,512	$(259,561)	(48.3%)
Margin (%)	6.0%	13.8%	(7.8%)	*
Net earnings (loss) attributable to Greenbrier	$(9,065)	$13,629	$(22,694)	(166.5%)

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 52.6% decrease in revenue for the three months ended February 28, 2021 as compared to the three months ended February 29, 2020 was primarily due to a 58.8% decrease in Manufacturing revenue. The decrease in Manufacturing revenue was primarily attributed to a 54.1% decrease in railcar deliveries.

The 48.3% decrease in cost of revenue for the three months ended February 28, 2021 as compared to the three months ended February 29, 2020 was primarily due to a 52.2% decrease in Manufacturing cost of revenue. The decrease in Manufacturing cost of revenue was primarily attributed to a 54.1% decrease in railcar deliveries. The decrease in cost of revenue was also due to a 69.1% decrease in Leasing & Services cost of revenue primarily due to a decrease in the volume of railcars sold that we purchased from third parties.

Margin as a percentage of revenue was 6.0% and 13.8% for the three months ended February 28, 2021 and February 29, 2020, respectively. The overall margin as a percentage of revenue was negatively impacted by a decrease in Manufacturing margin to 0.2% from 13.8% primarily attributed to operating at lower volumes and increased costs associated with operating our manufacturing facilities in the COVID-19 pandemic during the three months ended February 28, 2021.

Net earnings (loss) attributable to Greenbrier is impacted by our operating activities and noncontrolling interest associated with our 50% joint ventures at certain of our Mexican railcar manufacturing facilities and our 75% interest in Greenbrier-Astra Rail, both of which we consolidate for financial reporting purposes. The $22.7 million decrease in net earnings attributable to Greenbrier for the three months ended February 28, 2021 as compared to the three months ended February 29, 2020 was primarily attributable to a decrease in the after-tax margin due to a reduction in railcar deliveries. This was partially offset by a decrease in Selling and administrative expense, a large tax benefit as a result of the net loss and relief allowable under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, and a net loss attributable to noncontrolling interest in the current quarter, which is added to Net earnings (loss). Net earnings (loss) attributable to noncontrolling interest represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

Manufacturing Segment

	Three Months Ended
(In thousands, except railcar deliveries)	February 28, 2021	February 29, 2020	Increase (Decrease)	% Change
Revenue	$202,094	$489,943	$(287,849)	(58.8%)
Cost of revenue	$201,771	$422,309	$(220,538)	(52.2%)
Margin (%)	0.2%	13.8%	(13.6%)	*
Operating profit (loss) ($)	$(17,216)	$46,105	$(63,321)	(137.3%)
Operating profit (loss) (%)	(8.5%)	9.4%	(17.9%)	*
Deliveries	1,700	3,700	(2,000)	(54.1%)

*	Not meaningful

Manufacturing revenue decreased $287.8 million or 58.8% for the three months ended February 28, 2021 compared to the three months ended February 29, 2020. The decrease in revenue was primarily attributed to a 54.1% decrease in railcar deliveries. In addition, the prior year included a $12.9 million customer order contract modification fee received during the three months ended February 29, 2020.

Manufacturing cost of revenue decreased $220.5 million or 52.2% for the three months ended February 28, 2021 compared to the three months ended February 29, 2020. The decrease in cost of revenue was primarily attributed to a 54.1% decrease in the volume of railcar deliveries.

Manufacturing margin as a percentage of revenue decreased 13.6% for the three months ended February 28, 2021 compared to the three months ended February 29, 2020. The decrease in margin percentage was primarily attributed to operating at lower volumes and increased costs associated with operating our manufacturing facilities in the COVID-19 pandemic during the three months ended February 28, 2021.

Manufacturing operating profit decreased $63.3 million or 137.3% for the three months ended February 28, 2021 compared to the three months ended February 29, 2020. The decrease in operating profit was primarily attributed to a decrease in railcar deliveries and increased costs associated with operating our manufacturing facilities during the COVID-19 pandemic during the three months ended February 28, 2021. These were partially offset by a decrease in selling and administrative expense as part of our strategic cost control initiatives during the three months ended February 28, 2021.

Wheels, Repair & Parts Segment

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020	Increase (Decrease)	% Change
Revenue	$71,623	$91,225	$(19,602)	(21.5%)
Cost of revenue	$66,667	$84,373	$(17,706)	(21.0%)
Margin (%)	6.9%	7.5%	(0.6%)	*
Operating profit ($)	$2,433	$3,320	$(887)	(26.7%)
Operating profit (%)	3.4%	3.6%	(0.2%)	*

*	Not meaningful

Wheels, Repair & Parts revenue decreased $19.6 million or 21.5% for the three months ended February 28, 2021 compared to the three months ended February 29, 2020. The decrease was primarily due to lower wheelset and component volumes due to lower demand. This was partially offset by higher revenues associated with an increase in scrap metal pricing as we scrap wheels and other components and an increase in parts volumes.

Wheels, Repair & Parts cost of revenue decreased $17.7 million or 21.0% for the three months ended February 28, 2021 compared to the three months ended February 29, 2020. The decrease was primarily due to lower costs associated with a reduction in wheelset and component volumes.

Wheels, Repair & Parts margin as a percentage of revenue decreased 0.6% for the three months ended February 28, 2021 compared to the three months ended February 29, 2020. The decrease in margin percentage was primarily attributed to operating at lower volumes and increased costs associated with operating our facilities during the COVID-19 pandemic during the three months ended February 28, 2021. This was partially offset by an increase in scrap metal pricing.

Wheels, Repair & Parts operating profit decreased $0.9 million or 26.7% for the three months ended February 28, 2021 compared to the three months ended February 29, 2020. The decrease in operating profit was primarily attributed to a reduction in volumes and increased costs associated with operating our facilities during the COVID-19 pandemic. These were partially offset by a decrease in selling and administrative expense as part of our strategic cost control initiatives during the three months ended February 28, 2021.

Leasing & Services Segment

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020	Increase (Decrease)	% Change
Revenue	$21,905	$42,680	$(20,775)	(48.7%)
Cost of revenue	$9,513	$30,830	$(21,317)	(69.1%)
Margin (%)	56.6%	27.8%	28.8%	*
Operating profit ($)	$6,420	$12,793	$(6,373)	(49.8%)
Operating profit (%)	29.3%	30.0%	(0.7%)	*

*	Not meaningful

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

Leasing & Services revenue decreased $20.8 million or 48.7% for the three months ended February 28, 2021 compared to the three months ended February 29, 2020. The decrease was primarily attributed to a decrease in the sale of railcars which we had purchased from third parties with the intent to resell.

Leasing & Services cost of revenue decreased $21.3 million or 69.1% for the three months ended February 28, 2021 compared to the three months ended February 29, 2020. The decrease was primarily due to a decrease in the volume of railcars sold that we purchased from third parties and lower transportation costs.

Leasing & Services margin as a percentage of revenue increased 28.8% for the three months ended February 28, 2021 compared to the three months ended February 29, 2020. Margin as a percentage of revenue for the three months ended February 29, 2020 was negatively impacted by higher sales of railcars that we purchased from third parties which have lower margin percentages.

Leasing & Services operating profit decreased $6.4 million or 49.8% for the three months ended February 28, 2021 compared to the three months ended February 29, 2020. The decrease was primarily attributed to a $6.3 million reduction in net gain on disposition of equipment.

Selling and Administrative Expense

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020	Increase (Decrease)	% Change
Selling and administrative expense	$43,425	$54,597	$(11,172)	(20.5%)

Selling and administrative expense was $43.4 million or 14.7% of revenue for the three months ended February 28, 2021 compared to $54.6 million or 8.8% of revenue for the prior comparable period. The $11.2 million decrease was primarily attributed to a decline in employee related costs resulting from headcount reductions and a decrease in other controllable spending categories as part of our strategic cost control and liquidity initiatives.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $27 thousand for the three months ended February 28, 2021 compared to $6.7 million for the prior comparable period.

Net gain on disposition of equipment primarily includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to accommodate customer demand and to manage risk and liquidity; and disposition of property, plant and equipment.

Other Costs

Interest and foreign exchange expense was composed of the following:

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020	Increase (Decrease)
Interest and foreign exchange:
Interest and other expense	$9,893	$10,329	$(436)
Foreign exchange (gain) loss	(325)	2,280	(2,605)
	$9,568	$12,609	$(3,041)

The $3.0 million decrease in interest and foreign exchange expense from the prior comparable period was primarily attributed to the change in the Mexican Peso’s foreign exchange rate relative to the U.S. Dollar in the prior year.

Income Tax

For the three months ended February 28, 2021, we had an income tax benefit of $21.8 million on a pre-tax loss of $35.3 million. The tax benefit for the three months ended February 28, 2021 primarily related to accelerated depreciation and the impact of the CARES Act which allows us to carryback to years when tax rates were higher, resulting in a larger tax benefit. The tax benefit is derived from the tax rate differential between the 2016 rate of 35% and our current US Federal tax rate of 21%. The effective tax rate for the three months ended February 29, 2020 was 28.9%.

The effective tax rate can fluctuate year-to-year due to changes in the mix of foreign and domestic pre-tax earnings. It can also fluctuate with changes in the proportion of pre-tax earnings attributable to our Mexican railcar manufacturing joint venture. The joint venture is treated as a partnership for tax purposes and, as a result, the partnership’s entire pre-tax earnings are included in Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates, whereas only our 50% share of the tax is included in Income tax benefit (expense).

Earnings (Loss) From Unconsolidated Affiliates

Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil. We record the after-tax results from these unconsolidated affiliates.

Loss from unconsolidated affiliates was $0.4 million for the three months ended February 28, 2021 compared to earnings from unconsolidated affiliates of $1.7 million for the three months ended February 29, 2020. The decrease in earnings from unconsolidated affiliates was primarily related to a loss at our Brazil operations and a decrease in earnings from our investment in Axis, a joint venture that manufactures and sells axles to its joint venture partners.

Noncontrolling Interest

Net loss attributable to noncontrolling interest was $4.9 million for the three months ended February 28, 2021 compared to Net earnings attributable to noncontrolling interest $6.4 million in the prior comparable period, which primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

Six Months Ended February 28, 2021 Compared to the Six Months Ended February 29, 2020

Overview

Revenue, cost of revenue, margin and Earnings (loss) from operations (operating profit or loss) presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Six Months Ended
(In thousands)	February 28, 2021	February 29, 2020
Revenue:
Manufacturing	$510,816	$1,147,310
Wheels, Repair & Parts	137,179	177,833
Leasing & Services	50,616	68,064
	698,611	1,393,207
Cost of revenue:
Manufacturing	482,661	1,004,221
Wheels, Repair & Parts	129,651	166,265
Leasing & Services	27,957	44,196
	640,269	1,214,682
Margin:
Manufacturing	28,155	143,089
Wheels, Repair & Parts	7,528	11,568
Leasing & Services	22,659	23,868
	58,342	178,525
Selling and administrative	87,132	108,961
Net gain on disposition of equipment	(949)	(10,656)
Earnings (loss) from operations	(27,841)	80,220
Interest and foreign exchange	20,671	25,461
Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	(48,512)	54,759
Income tax benefit (expense)	29,084	(13,457)
Earnings (loss) before earnings (loss) from unconsolidated affiliates	(19,428)	41,302
Earnings (loss) from unconsolidated affiliates	(1,122)	2,724
Net earnings (loss)	(20,550)	44,026
Net (earnings) loss attributable to noncontrolling interest	1,513	(22,728)
Net earnings (loss) attributable to Greenbrier	$(19,037)	$21,298
Diluted earnings (loss) per common share	$(0.58)	$0.64

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

	Six Months Ended
(In thousands)	February 28, 2021	February 29, 2020
Operating profit (loss):
Manufacturing	$(7,530)	$99,248
Wheels, Repair & Parts	2,233	4,434
Leasing & Services	12,310	22,570
Corporate	(34,854)	(46,032)
	$(27,841)	$80,220

Consolidated Results

	Six Months Ended
(In thousands)	February 28, 2021	February 29, 2020	Increase (Decrease)	% Change
Revenue	$698,611	$1,393,207	$(694,596)	(49.9%)
Cost of revenue	$640,269	$1,214,682	$(574,413)	(47.3%)
Margin (%)	8.4%	12.8%	(4.4%)	*
Net earnings (loss) attributable to Greenbrier	$(19,037)	$21,298	$(40,335)	(189.4%)

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 49.9% decrease in revenue for the six months ended February 28, 2021 as compared to the six months ended February 29, 2020 was primarily due to a 55.5% decrease in Manufacturing revenue. The decrease in Manufacturing revenue was primarily attributed to a 54.2% decrease in railcar deliveries. The decrease in revenue was also due to a 22.9% decrease in Wheels, Repair & Parts revenue primarily due to lower wheelset, component and parts volumes due to lower demand.

The 47.3% decrease in cost of revenue for the six months ended February 28, 2021 as compared to the six months ended February 29, 2020 was primarily due to a 51.9% decrease in Manufacturing cost of revenue. The decrease in Manufacturing cost of revenue was primarily attributed to a 54.2% decrease in railcar deliveries. The decrease in cost of revenue was also due to a 22.0% decrease in Wheels, Repair & Parts cost of revenue primarily due to lower costs associated with a reduction in wheelset, component and parts volumes.

Margin as a percentage of revenue was 8.4% and 12.8% for the six months ended February 28, 2021 and February 29, 2020, respectively. The overall margin as a percentage of revenue was negatively impacted by a decrease in Manufacturing margin to 5.5% from 12.5% primarily attributed to operating at lower volumes and increased costs associated with operating our manufacturing facilities in the COVID-19 pandemic during the six months ended February 28, 2021.

Net earnings (loss) attributable to Greenbrier is impacted by our operating activities and noncontrolling interest associated with our 50% joint ventures at certain of our Mexican railcar manufacturing facilities and our 75% interest in Greenbrier-Astra Rail, both of which we consolidate for financial reporting purposes. The $40.3 million decrease in net earnings attributable to Greenbrier for the six months ended February 28, 2021 as compared to the six months ended February 29, 2020 was primarily attributable to a decrease in the after-tax margin due to a reduction in railcar deliveries. This was partially offset by a decrease in Selling and administrative expense, a large tax benefit as a result of the net loss and relief allowable under the CARES act, and a net loss attributable to noncontrolling interest in the current year, which is added to Net earnings (loss). Net earnings (loss) attributable to noncontrolling interest represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

Manufacturing Segment

	Six Months Ended
(In thousands)	February 28, 2021	February 29, 2020	Increase (Decrease)	% Change
Revenue	$510,816	$1,147,310	$(636,494)	(55.5%)
Cost of revenue	$482,661	$1,004,221	$(521,560)	(51.9%)
Margin (%)	5.5%	12.5%	(7.0%)	*
Operating profit (loss) ($)	$(7,530)	$99,248	$(106,778)	(107.6%)
Operating profit (loss) (%)	(1.5%)	8.7%	(10.2%)	*
Deliveries	4,400	9,600	(5,200)	(54.2%)

*	Not meaningful

Manufacturing revenue decreased $636.5 million or 55.5% for the six months ended February 28, 2021 compared to the six months ended February 29, 2020. The decrease in revenue was primarily attributed to a 54.2% decrease in railcar deliveries.

Manufacturing cost of revenue decreased $521.6 million or 51.9% for the six months ended February 28, 2021 compared to the six months ended February 29, 2020. The decrease in cost of revenue was primarily attributed to a 54.2% decrease in the volume of railcar deliveries.

Manufacturing margin as a percentage of revenue decreased 7.0% for the six months ended February 28, 2021 compared to the six months ended February 29, 2020. The decrease in margin percentage was primarily attributed to operating at lower volumes and increased costs associated with operating our manufacturing facilities in the COVID-19 pandemic during the six months ended February 28, 2021.

Manufacturing operating profit decreased $106.8 million or 107.6% for the six months ended February 28, 2021 compared to the six months ended February 29, 2020. The decrease in operating profit was primarily attributed to a decrease in railcar deliveries and increased costs associated with operating our manufacturing facilities during the COVID-19 pandemic during the six months ended February 28, 2021. These were partially offset by a decrease in selling and administrative expense as part of our strategic cost control initiatives during the six months ended February 28, 2021.

Wheels, Repair & Parts Segment

	Six Months Ended
(In thousands)	February 28, 2021	February 29, 2020	Increase (Decrease)	% Change
Revenue	$137,179	$177,833	$(40,654)	(22.9%)
Cost of revenue	$129,651	$166,265	$(36,614)	(22.0%)
Margin (%)	5.5%	6.5%	(1.0%)	*
Operating profit ($)	$2,233	$4,434	$(2,201)	(49.6%)
Operating profit (%)	1.6%	2.5%	(0.9%)	*

*	Not meaningful

Wheels, Repair & Parts revenue decreased $40.7 million or 22.9% for the six months ended February 28, 2021 compared to the six months ended February 29, 2020. The decrease was primarily due to lower wheelset, component and parts volumes due to lower demand. This was partially offset by higher revenues associated with an increase in scrap metal pricing as we scrap wheels and other components.

Wheels, Repair & Parts cost of revenue decreased $36.6 million or 22.0% for the six months ended February 28, 2021 compared to the six months ended February 29, 2020. The decrease was primarily due to lower costs associated with a reduction in wheelset, component and parts volumes.

Wheels, Repair & Parts margin as a percentage of revenue decreased 1.0% for the six months ended February 28, 2021 compared to the six months ended February 29, 2020. The decrease in margin percentage was primarily attributed to operating at lower volumes and increased costs associated with operating our facilities during the COVID-19 pandemic during the six months ended February 28, 2021. This was partially offset by an increase in scrap metal pricing.

Wheels, Repair & Parts operating profit decreased $2.2 million or 49.6% for the six months ended February 28, 2021 compared to the six months ended February 29, 2020. The decrease in operating profit was primarily attributed to a reduction in volumes and increased costs associated with operating our facilities during the COVID-19 pandemic. These were partially offset by a decrease in selling and administrative expense as part of our strategic cost control initiatives during the six months ended February 28, 2021.

Leasing & Services Segment

	Six Months Ended
(In thousands)	February 28, 2021	February 29, 2020	Increase (Decrease)	% Change
Revenue	$50,616	$68,064	$(17,448)	(25.6%)
Cost of revenue	$27,957	$44,196	$(16,239)	(36.7%)
Margin (%)	44.8%	35.1%	9.7%	*
Operating profit ($)	$12,310	$22,570	$(10,260)	(45.5%)
Operating profit (%)	24.3%	33.2%	(8.9%)	*

*	Not meaningful

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

Leasing & Services revenue decreased $17.4 million or 25.6% for the six months ended February 28, 2021 compared to the six months ended February 29, 2020. The decrease was primarily attributed to a decrease in the sale of railcars which we had purchased from third parties with the intent to resell and lower interim rent on leased railcars for syndication during the six months ended February 28, 2021.

Leasing & Services cost of revenue decreased $16.2 million or 36.7% for the six months ended February 28, 2021 compared to the six months ended February 29, 2020. The decrease was primarily due to a decrease in the volume of railcars sold that we purchased from third parties and lower transportation costs.

Leasing & Services margin as a percentage of revenue increased 9.7% for the six months ended February 28, 2021 compared to the six months ended February 29, 2020. Margin as a percentage of revenue for the six months ended February 28, 2020 was negatively impacted by higher sales of railcars that we purchased from third parties which have lower margin percentages. Margin as a percentage of revenue was negatively impacted during the three months ended February 28, 2021 by lower interim rent on leased railcars for syndication.

Leasing & Services operating profit decreased $10.3 million or 45.5% for the six months ended February 28, 2021 compared to the six months ended February 29, 2020. The decrease was primarily attributed to a $9.3 million reduction in net gain on disposition of equipment.

Selling and Administrative Expense

	Six Months Ended
(In thousands)	February 28, 2021	February 29, 2020	Increase (Decrease)	% Change
Selling and administrative expense	$87,132	$108,961	$(21,829)	(20.0%)

Selling and administrative expense was $87.1 million or 12.5% of revenue for the six months ended February 28, 2021 compared to $109.0 million or 7.8% of revenue for the prior comparable period. The $21.8 million decrease was primarily attributed to a decline in employee related costs resulting from headcount reductions and a decrease in other controllable spending categories as part of our strategic cost control and liquidity initiatives.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $0.9 million for the six months ended February 28, 2021 compared to $10.7 million for the prior comparable period.

Net gain on disposition of equipment primarily includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to accommodate customer demand and to manage risk and liquidity; and disposition of property, plant and equipment.

Other Costs

Interest and foreign exchange expense was composed of the following:

	Six Months Ended
(In thousands)	February 28, 2021	February 29, 2020	Increase (Decrease)
Interest and foreign exchange:
Interest and other expense	$20,393	$20,568	$(175)
Foreign exchange loss	278	4,893	(4,615)
	$20,671	$25,461	$(4,790)

The $4.8 million decrease in interest and foreign exchange expense from the prior comparable period was primarily attributed to the change in the Mexican Peso’s foreign exchange rate relative to the U.S. Dollar in the prior year.

Income Tax

For the six months ended February 28, 2021, we had an income tax benefit of $29.1 million on a pre-tax loss of $48.5 million. The tax benefit for the six months ended February 28, 2021 primarily related to accelerated depreciation and the impact of the CARES Act which allows us to carryback to years when tax rates were higher, resulting in a larger tax benefit. The tax benefit is derived from the tax rate differential between the 2016 rate of 35% and our current US Federal tax rate of 21%. The effective tax rate for the six months ended February 29, 2020 was 24.6%.

The effective tax rate can fluctuate year-to-year due to changes in the mix of foreign and domestic pre-tax earnings. It can also fluctuate with changes in the proportion of pre-tax earnings attributable to our Mexican railcar manufacturing joint venture. The joint venture is treated as a partnership for tax purposes and, as a result, the partnership’s entire pre-tax earnings are included in Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates, whereas only our 50% share of the tax is included in Income tax benefit (expense).

Earnings (Loss) From Unconsolidated Affiliates

Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil. We record the after-tax results from these unconsolidated affiliates.

Loss from unconsolidated affiliates was $1.1 million for the six months ended February 28, 2021 compared to earnings from unconsolidated affiliates of $2.7 million for the six months ended February 29, 2020. The decrease in earnings from unconsolidated affiliates was primarily related to a loss at our Brazil operations and a decrease in earnings from our investment in Axis, a joint venture that manufactures and sells axles to its joint venture partners.

Noncontrolling Interest

Net loss attributable to noncontrolling interest was $1.5 million for the six months ended February 28, 2021 compared to Net earnings attributable to noncontrolling interest of $22.7 million in the prior comparable period, which primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

Liquidity and Capital Resources

	Six Months Ended
(In thousands)	February 28, 2021	February 29, 2020
Net cash used in operating activities	$(94,774)	$(133,174)
Net cash provided by (used in) investing activities	(34,006)	10,766
Net cash used in financing activities	(114,597)	(34,787)
Effect of exchange rate changes	3,403	(2,824)
Decrease in cash and cash equivalents and restricted cash	$(239,974)	$(160,019)

We have been financed through cash generated from operations and borrowings. At February 28, 2021, cash and cash equivalents and restricted cash were $602.1 million, a decrease of $240.0 million from $842.1 million at August 31, 2020.

The change in cash used in operating activities for the six months ended February 28, 2021 compared to the six months ended February 29, 2020 was primarily due to a favorable net change in working capital and leased railcars for syndication partially offset by a net loss during the six months ended February 28, 2021 due to lower volumes of operating activities.

Cash provided by (used in) investing activities primarily related to capital expenditures net of proceeds from the sale of assets and investment activity with our unconsolidated affiliates. The change in cash provided by (used in) investing activities for the six months ended February 28, 2021 compared to the six months ended February 29, 2020 was primarily attributable to a reduction in proceeds from the sale of assets and an increase in capital expenditures.

Capital expenditures totaled $50.4 million and $40.8 million for the six months ended February 28, 2021 and February 29, 2020, respectively. Capital expenditures for 2021 primarily relate to additions to our lease fleet and on-going investments into the safety and productivity of our facilities. Leasing & Services and corporate capital expenditures were approximately $35.8 million and $4.9 million for the six months ended February 28, 2021 and February 29, 2020, respectively. Manufacturing capital expenditures were approximately $10.1 million and $31.6 million for the six months ended February 28, 2021 and February 29, 2020, respectively. Wheels, Repair & Parts capital expenditures were approximately $4.5 million and $4.3 million for the six months ended February 28, 2021 and February 29, 2020, respectively.

Proceeds from the sale of assets, which primarily related to sales of railcars from our lease fleet within Leasing & Services, were approximately $11.3 million and $41.8 million for the six months ended February 28, 2021 and February 29, 2020, respectively. Assets from our lease fleet are periodically sold in the normal course of business to accommodate customer demand and to manage risk and liquidity.

The change in cash used in financing activities for the six months ended February 28, 2021 compared to the six months ended February 29, 2020 was primarily attributed to repayments of debt.

A quarterly dividend of $0.27 per share was declared on April 6, 2021.

The Board of Directors has authorized our company to repurchase shares of our common stock. The share repurchase program has an expiration date of January 31, 2023. The amount remaining for repurchase was $100 million as of February 28, 2021. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time to time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The program may be modified, suspended or discontinued at any time without prior notice. The share repurchase program does not obligate us to acquire any specific number of shares in any period. There were no shares repurchased under the share repurchase program during the six months ended February 28, 2021 and February 29, 2020.

Senior secured credit facilities, consisting of three components, aggregated to $738.8 million as of February 28, 2021. We had an aggregate of $115.4 million available to draw down under committed credit facilities as of February 28, 2021. This amount consists of $42.5 million available on the North American credit facility, $33.9 million on the European credit facilities and $39.0 million on the Mexican credit facilities.

As of February 28, 2021, a $600.0 million revolving line of credit, maturing June 2024, secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans, was available to provide working capital and interim financing of equipment, principally for the Company’s U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.50% or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of February 28, 2021, lines of credit totaling $68.8 million secured by certain of our European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.5% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of our European manufacturing operations. The European lines of credit include $35.0 million of facilities which are guaranteed by us. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from June 2021 through September 2022.

As of February 28, 2021, our Mexican railcar manufacturing operations had three lines of credit totaling $70.0 million. The first line of credit provides up to $30.0 million and matures in June 2024. Advances under this facility bear interest at LIBOR plus 3.75% to 4.25%. The second line of credit provides up to $35.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.75%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2021. The third line of credit provides up to $5.0 million and matures in September 2022. Advances under this facility bear interest at LIBOR plus 2.95% and are to be used for working capital needs.

As of February 28, 2021, outstanding commitments under the senior secured credit facilities consisted of $27.9 million in letters of credit and $210.0 million in borrowings under the North American credit facility, $34.8 million outstanding under the European credit facilities and $31.0 million outstanding under the Mexican credit facilities.

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into financing leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of February 28, 2021, we were in compliance with all such restrictive covenants.

From time to time, we may seek to repurchase or otherwise retire or exchange securities, including outstanding convertible notes, borrowings and equity securities, and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include open market repurchases, unsolicited or solicited privately negotiated transactions or other retirements, repurchases or exchanges. Such retirements, repurchases or exchanges of one note or security for another note or security (now or hereafter existing), if any, will depend on a number of factors, including, but not limited to, prevailing market conditions, trading levels of our debt, our liquidity requirements and contractual restrictions, if applicable. The amounts involved in any such transactions may, individually or in the aggregate, be material and may involve all or a portion of a particular series of notes or other indebtedness which may reduce the float and impact the trading market of notes or other indebtedness which remain outstanding.

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

Off-Balance Sheet Arrangements

We do not currently have off balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our Consolidated Financial Statements.

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

As of February 28, 2021, our goodwill balance was $132.7 million of which $89.4 million related to our Manufacturing segment and $43.3 million related to our Wheels, Repair & Parts segment. Our Manufacturing segment includes the North America Manufacturing reporting unit with a goodwill balance of $56.6 million; and the Europe Manufacturing reporting unit with a goodwill balance of $32.8 million.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecasted foreign currency sales and expenses. At February 28, 2021 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $199.9 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact of a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At February 28, 2021, net assets of foreign subsidiaries aggregated $374.4 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $37.4 million, or 3.0% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $244.3 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At February 28, 2021, 54% of our outstanding debt had fixed rates and 46% had variable rates. At February 28, 2021, a uniform 10% increase in variable interest rates would result in approximately $0.8 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 14 to Consolidated Financial Statements, Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2020 and our subsequent Quarterly Report on Form 10-Q. Except as set forth below, there have been no material changes in the Risk Factors described in our Annual Report on Form 10-K for the year ended August 31, 2020 and subsequent Quarterly Report on Form 10-Q.

The COVID-19 coronavirus pandemic, governmental reaction to the pandemic, and related economic disruptions could negatively impact on our business, liquidity and financial position, results of operations, stock price, and ability to convert backlog to revenue.

The COVID-19 coronavirus outbreak continues to present risks to our business. While the approval in certain jurisdictions of one or more COVID-19 vaccinations has occurred, in many geographies, human mortality and morbidity continues and economic activity remains muted. The pandemic has not yet been contained and the number of its victims and the extent of negative impact on the global economy cannot be foreseen. Several of the countries in which we operate continue to be significantly negatively impacted by COVID-19.

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

Failure to realize the anticipated benefits of our new leasing joint venture may adversely affect our business, results of operations and financial position.

On February 4, 2021, we announced a refined leasing strategy to grow our owned portfolio of leased railcars built by Greenbrier by approximately $200 million per year. The long-term success of our new leasing strategy depends on our ability to lease and re-lease railcars at satisfactory lease rates, our ability to sell railcars into the secondary market at satisfactory prices, our ability to access credit at favorable interest rates and manage increased leverage, our ability to utilize tax benefits, obtain favorable tax treatment under the CARES Act, and our ability to execute successfully our commercial strategies and relationships. If we do not manage these and other factors successfully, the benefits of our new leasing strategy may not be realized as anticipated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. The share repurchase program has an expiration date of January 31, 2023. The amount remaining for repurchase was $100 million as of February 28, 2021. There were no shares repurchased under the share repurchase program during the three months ended February 28, 2021.

Item 6. Exhibits

(a)	List of Exhibits:

10.1	The Greenbrier Companies, Inc. 2021 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.1 to Registrant’s Form S-8 filed January 6, 2021.

10.2	Stock Incentive Grant Program for Non-Employee Directors under the 2021 Stock Incentive Plan.

10.3	Third Amendment dated as of January 27, 2021 to Amended and Restated Employment Agreement between Registrant and Mark Rittenbaum.

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (Formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date:	April 6, 2021	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President,
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)