Form 10-Q
period 2021-05-31
GREENBRIER COMPANIES INC
filed 2021-07-09
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2021

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

Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, without par value, outstanding on July 2, 2021 was 32,377,439 shares.

FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events and include any statement that does not relate to any historical or current fact. We use words such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecast,” “future,” “intends,” “likely,” “may,” “plans,” “potential,” “preliminary,” “seeks,” “should,” “will,” “would,” and similar expressions to identify forward-looking statements. Forward-looking statements are not guarantees of future performance.

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

•

the operations of one or more of our suppliers being disrupted or ceasing and the markets for the inputs to our business not operating effectively or efficiently, thereby negatively impacting our ability to purchase inputs for our business at reasonable prices, in a timely manner and in sufficient amounts;

•	changes in our product mix or revenue due to shifts in demand;
•	the cyclical nature of our business;
•	equipment failures, technological failures, costs and inefficiencies associated with changing of production lines, or transfer of production between facilities;
•	changes in demand for our railcar equipment and services;
•	our ability to realize the anticipated benefits of our new leasing strategy;
•	a decline in performance, or increase in efficiency, of the rail freight industry;
•	risks related to our operations outside of the United States (U.S.) including enforcement actions by regulators related to tax, environmental, labor, safety, or other regulations;
•	governmental policy changes impacting international trade and corporate tax;
•	the loss of, or reduction of, business from one or more of our limited number of customers; and
•

our inability to lease railcars at satisfactory rates, remarket leased railcars on favorable terms upon lease termination, or realize the expected residual values for end of life railcars due to changes in scrap prices;

The foregoing risks are described in more detail in Part I Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q which are incorporated herein by reference. You are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s opinions only as of the date hereof. Except as otherwise required by law, we do not assume any obligation to update any forward-looking statements. All references to years refer to the fiscal years ended August 31st unless otherwise noted.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	May 31, 2021	August 31, 2020
Assets
Cash and cash equivalents	$628,200	$833,745
Restricted cash	8,689	8,342
Accounts receivable, net	274,792	230,488
Income tax receivable	75,135	9,109
Inventories	553,137	529,529
Leased railcars for syndication	154,017	107,671
Equipment on operating leases, net	446,888	350,442
Property, plant and equipment, net	676,010	711,524
Investment in unconsolidated affiliates	79,420	72,354
Intangibles and other assets, net	180,829	190,322
Goodwill	133,050	130,308
	$3,210,167	$3,173,834
Liabilities and Equity
Revolving notes	$325,150	$351,526
Accounts payable and accrued liabilities	480,373	463,880
Deferred income taxes	44,900	7,701
Deferred revenue	43,676	42,467
Notes payable, net	835,027	804,088

Commitments and contingencies (Note 15)

Contingently redeemable noncontrolling interest	30,323	31,117

Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 32,377 and 32,701 shares outstanding at May 31, 2021 and August 31, 2020	—	—
Additional paid-in capital	467,806	460,400
Retained earnings	858,947	885,460
Accumulated other comprehensive loss	(39,990)	(52,817)
Total equity – Greenbrier	1,286,763	1,293,043
Noncontrolling interest	163,955	180,012
Total equity	1,450,718	1,473,055
	$3,210,167	$3,173,834

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Income

(In thousands, except per share amounts, unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Revenue
Manufacturing	$341,939	$653,007	$852,755	$1,800,317
Wheels, Repair & Parts	80,871	82,024	218,050	259,857
Leasing & Services	27,333	27,526	77,949	95,590
	450,143	762,557	1,148,754	2,155,764
Cost of revenue
Manufacturing	292,464	562,793	775,125	1,567,014
Wheels, Repair & Parts	73,690	75,001	203,341	241,266
Leasing & Services	8,857	17,232	36,814	61,428
	375,011	655,026	1,015,280	1,869,708
Margin	75,132	107,531	133,474	286,056
Selling and administrative expense	49,239	49,494	136,371	158,455
Net (gain) loss on disposition of equipment	184	(8,775)	(765)	(19,431)
Earnings (loss) from operations	25,709	66,812	(2,132)	147,032
Other costs
Interest and foreign exchange	10,204	7,562	30,875	33,023
Net loss on extinguishment of debt	4,763	—	4,763	—
Earnings (loss) before income tax and earnings from unconsolidated affiliates	10,742	59,250	(37,770)	114,009
Income tax benefit (expense)	6,914	(24,421)	35,998	(37,878)
Earnings (loss) before earnings from unconsolidated affiliates	17,656	34,829	(1,772)	76,131
Earnings from unconsolidated affiliates	2,379	1,040	1,257	3,764
Net earnings (loss)	20,035	35,869	(515)	79,895
Net (earnings) loss attributable to noncontrolling interest	(298)	(8,097)	1,215	(30,825)
Net earnings attributable to Greenbrier	$19,737	$27,772	$700	$49,070
Basic earnings per common share	$0.61	$0.85	$0.02	$1.50
Diluted earnings per common share	$0.59	$0.83	$0.02	$1.47
Weighted average common shares:
Basic	32,573	32,690	32,726	32,660
Diluted	33,605	33,478	33,747	33,414

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Net earnings (loss)	$20,035	$35,869	$(515)	$79,895

Other comprehensive income (loss)
Translation adjustment	4,835	(11,029)	9,299	(13,315)
Reclassification of derivative financial instruments recognized in net earnings (loss) [1]	1,389	1,845	3,904	2,322
Unrealized income (loss) on derivative financial instruments [2]	658	(5,643)	(237)	(7,127)
Other (net of tax effect)	(191)	81	(138)	(140)
	6,691	(14,746)	12,828	(18,260)
Comprehensive income	26,726	21,123	12,313	61,635
Comprehensive (income) loss attributable to noncontrolling interest	(295)	(8,096)	1,214	(30,816)
Comprehensive income attributable to Greenbrier	$26,431	$13,027	$13,527	$30,819

[1]	Net of tax effect of $(0.5 million) and $(0.6 million) for the three months ended May 31, 2021 and 2020 and $(1.2 million) and $(0.8 million) for the nine months ended May 31, 2021 and 2020.

[2]	Net of tax effect of ($0.4 million) and $2.1 million for the three months ended May 31, 2021 and 2020 and $0.3 million and $2.8 million for the nine months ended May 31, 2021 and 2020.

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Equity

(In thousands, except per share amounts, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2020	32,701	$460,400	$885,460	$(52,817)	$1,293,043	$180,012	$1,473,055	$31,117
Cumulative effect adjustment due to adoption of ASU 2016-13 (see Note 1)	—	—	(509)	—	(509)	—	(509)	—
Net earnings	—	—	700	—	700	(421)	279	(794)
Other comprehensive income, net	—	—	—	12,827	12,827	1	12,828	—
Noncontrolling interest adjustments	—	—	—	—	—	343	343	—
Joint venture partner distribution declared	—	—	—	—	—	(22,980)	(22,980)	—
Investment by joint venture partner	—	—	—	—	—	7,000	7,000	—
Restricted stock awards (net of cancellations)	145	15,053	—	—	15,053	—	15,053	—
Unamortized restricted stock	—	(17,854)	—	—	(17,854)	—	(17,854)	—
Restricted stock amortization	—	12,468	—	—	12,468	—	12,468	—
Repurchase of stock	(469)	(20,000)	—	—	(20,000)	—	(20,000)	—
2.875% Convertible senior notes, due 2028 - equity component, net of tax	—	56,253	—	—	56,253	—	56,253	—
2.875% Convertible senior notes, due 2028 issuance costs - equity component, net of tax	—	(1,801)	—	—	(1,801)	—	(1,801)	—
2.875% Convertible senior notes, due 2024 - equity component extinguishment, net of tax	—	(28,499)	—	—	(28,499)	—	(28,499)	—
2.25% Convertible senior notes, due 2024 - equity component extinguishment, net of tax	—	(8,214)	—	—	(8,214)	—	(8,214)	—
Cash dividends ($0.81 per share)	—	—	(26,704)	—	(26,704)	—	(26,704)	—
Balance May 31, 2021	32,377	$467,806	$858,947	$(39,990)	$1,286,763	$163,955	$1,450,718	$30,323

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance February 28, 2021	32,825	$466,994	$848,192	$(46,684)	$1,268,502	$175,857	$1,444,359	$30,037
Net earnings	—	—	19,737	—	19,737	12	19,749	286
Other comprehensive income, net	—	—	—	6,694	6,694	(3)	6,691	—
Noncontrolling interest adjustments	—	—	—	—	—	1,628	1,628	—
Joint venture partner distribution declared	—	—	—	—	—	(20,539)	(20,539)	—
Investment by Joint Venture Partner	—	—	—	—	—	7,000	7,000	—
Restricted stock awards (net of cancellations)	21	(444)	—	—	(444)	—	(444)	—
Restricted stock amortization	—	3,517	—	—	3,517	—	3,517	—
Repurchase of stock	(469)	(20,000)	—	—	(20,000)	—	(20,000)	—
2.875% Convertible senior notes, due 2028 - equity component, net of tax	—	56,253	—	—	56,253	—	56,253	—
2.875% Convertible senior notes, due 2028 issuance costs - equity component, net of tax	—	(1,801)	—	—	(1,801)	—	(1,801)	—
2.875% Convertible senior notes, due 2024 - equity component extinguishment, net of tax	—	(28,499)	—	—	(28,499)	—	(28,499)	—
2.25% Convertible senior notes, due 2024 - equity component extinguishment, net of tax	—	(8,214)	—	—	(8,214)	—	(8,214)	—
Cash dividends ($0.27 per share)	—	—	(8,982)	—	(8,982)	—	(8,982)	—
Balance May 31, 2021	32,377	$467,806	$858,947	$(39,990)	$1,286,763	$163,955	$1,450,718	$30,323

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2019	32,488	$453,943	$867,602	$(44,815)	$1,276,730	$164,967	$1,441,697	$31,564
Cumulative effect adjustment due to adoption of ASU 2016-02 (See Note 1)	—	—	4,393	—	4,393	—	4,393	—
Net earnings	—	—	49,070	—	49,070	31,778	80,848	(953)
Other comprehensive loss, net	—	—	—	(18,251)	(18,251)	(9)	(18,260)	—
Noncontrolling interest adjustments	—	—	—	—	—	2,826	2,826	—
Joint venture partner distribution declared	—	—	—	—	—	(34,751)	(34,751)	—
Noncontrolling interest acquired	—	—	—	—	—	12,075	12,075	—
Restricted stock awards (net of cancellations)	213	6,797	—	—	6,797	—	6,797	—
Unamortized restricted stock	—	(9,063)	—	—	(9,063)	—	(9,063)	—
Restricted stock amortization	—	7,991	—	—	7,991	—	7,991	—
Cash dividends ($0.79 per share)	—	—	(26,446)	—	(26,446)	—	(26,446)	—
Balance May 31, 2020	32,701	$459,668	$894,619	$(63,066)	$1,291,221	$176,886	$1,468,107	$30,611

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance February 29, 2020	32,642	$458,908	$875,885	$(48,321)	$1,286,472	$201,410	$1,487,882	$30,782
Net earnings	—	—	27,772	—	27,772	8,268	36,040	(171)
Other comprehensive loss, net	—	—	—	(14,745)	(14,745)	(1)	(14,746)	—
Noncontrolling interest adjustments	—	—	—	—	—	(6,212)	(6,212)	—
Joint venture partner distribution declared	—	—	—	—	—	(26,579)	(26,579)	—
Noncontrolling interest acquired	—	—	—	—		—		—
Restricted stock awards (net of cancellations)	59	(4,317)	—	—	(4,317)	—	(4,317)	—
Unamortized restricted stock	—	3,945	—	—	3,945	—	3,945	—
Restricted stock amortization	—	1,132	—	—	1,132	—	1,132	—
Cash dividends ($0.27 per share)	—	—	(9,038)	—	(9,038)	—	(9,038)	—
Balance May 31, 2020	32,701	$459,668	$894,619	$(63,066)	$1,291,221	$176,886	$1,468,107	$30,611

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended May 31,
	2021	2020
Cash flows from operating activities
Net earnings (loss)	$(515)	$79,895
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	20,197	(11,450)
Depreciation and amortization	75,637	82,452
Net gain on disposition of equipment	(765)	(19,431)
Accretion of debt discount	4,639	4,102
Stock based compensation expense	12,468	8,265
Net loss on extinguishment of debt	4,763	—
Noncontrolling interest adjustments	343	2,826
Other	1,729	568
Decrease (increase) in assets:
Accounts receivable, net	(49,160)	110,431
Income tax receivable	(66,026)	—
Inventories	(92,294)	12,555
Leased railcars for syndication	(55,532)	(38,826)
Other assets	863	(59,212)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	18,626	(77,243)
Deferred revenue	1,189	(5,900)
Net cash provided by (used in) operating activities	(123,838)	89,032
Cash flows from investing activities
Proceeds from sales of assets	12,156	78,521
Capital expenditures	(62,774)	(55,326)
Investments in and advances to / repayments from unconsolidated affiliates	674	(1,500)
Cash distribution from unconsolidated affiliates and other	652	11,273
Net cash provided by (used in) investing activities	(49,292)	32,968
Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	147,571	214,932
Proceeds from revolving notes with maturities longer than 90 days	112,000	175,000
Repayments of revolving notes with maturities longer than 90 days	(286,000)	—
Proceeds from issuance of notes payable	373,750	—
Repayments of notes payable	(308,468)	(24,002)
Debt issuance costs	(14,067)	—
Repurchase of stock	(20,000)	—
Dividends	(26,882)	(26,344)
Investment by joint venture partner	7,000	—
Cash distribution to joint venture partner	(24,055)	(36,152)
Tax payments for net share settlement of restricted stock	(2,802)	(2,266)
Net cash provided by (used in) financing activities	(41,953)	301,168
Effect of exchange rate changes	9,885	(17,693)
Increase (decrease) in cash and cash equivalents and restricted cash	(205,198)	405,475
Cash and cash equivalents and restricted cash
Beginning of period	842,087	338,487
End of period	$636,889	$743,962
Balance sheet reconciliation
Cash and cash equivalents	$628,200	$735,258
Restricted cash	8,689	8,704
Total cash and cash equivalents and restricted cash as presented above	$636,889	$743,962
Cash paid during the period for
Interest	$20,670	$16,757
Income taxes, net	$9,940	$36,393
Non-cash activity
Transfer from Leased railcars for syndication and Inventories to Equipment on operating leases, net	$78,124	$55,739
Capital expenditures accrued in Accounts payable and accrued liabilities	$1,943	$2,769
Change in Accounts payable and accrued liabilities associated with dividends declared	$179	$(102)
Conversion of unconsolidated affiliate note receivable to Investment in unconsolidated affiliates	$—	$4,760
Change in Accounts payable and accrued liabilities associated with cash distributions to joint venture partner	$1,075	$1,401

The accompanying notes are an integral part of these financial statements

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) as of May 31, 2021 and for the three and nine months ended May 31, 2021 and 2020 have been prepared to reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. The results of operations for the three and nine months ended May 31, 2021 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2021.

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

The contract balances are as follows:

(in thousands)	Balance sheet classification	May 31, 2021	August 31, 2020	$ change
Contract assets	Accounts receivable, net	$18,999	$430	$18,569
Contract assets	Inventories	$9,728	$7,081	$2,647
Contract liabilities [1]	Deferred revenue	$36,867	$27,009	$9,858

[1]	Contract liabilities balance includes deferred revenue within the scope of Topic 606.

For the nine months ended May 31, 2021, the Company recognized $5.9 million of revenue that was included in Contract liabilities as of August 31, 2020.

Performance obligations

As of May 31, 2021, the Company has entered into contracts with customers for which revenue has not yet been recognized. The following table outlines estimated revenue related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(in millions)	May 31, 2021
Revenue type:
Manufacturing – Railcar sales	$2,145.0
Manufacturing – Marine	$39.4
Services	$131.0
Other	$68.1

Manufacturing – Railcars intended for syndication [1]	$253.0

[1]	Not a performance obligation as defined in Topic 606

Based on current production and delivery schedules and existing contracts, approximately $0.4 billion of Railcar sales are expected to be recognized in the remaining three months of 2021 while the remaining amount is expected to be recognized into 2024. The table above excludes estimated revenue to be recognized at the Company’s Brazilian manufacturing operations, as they are accounted for under the equity method.

Revenue amounts reflected in Railcars intended for syndication may be syndicated to third parties or held in the Company’s fleet depending on a variety of factors.

Marine revenue is expected to be recognized through 2022 as vessel construction is completed.

Services includes management and maintenance services of which approximately 47% are expected to be performed through 2025 and the remaining amount through 2037.

Note 3 – Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in first-out method. Work-in-process includes material, labor and overhead. Finished goods includes completed wheels, parts and railcars not on lease or in transit. The following table summarizes the Company’s inventory balance:

(In thousands)	May 31, 2021	August 31, 2020
Manufacturing supplies and raw materials	$315,587	$263,080
Work-in-process	140,285	116,909
Finished goods	117,012	173,761
Excess and obsolete adjustment	(19,747)	(24,221)
	$553,137	$529,529

Note 4 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(In thousands)	May 31, 2021	August 31, 2020
Intangible assets subject to amortization:
Customer relationships	$89,722	$89,722
Accumulated amortization	(62,237)	(56,509)
Other intangibles	38,928	37,798
Accumulated amortization	(12,147)	(10,595)
	54,266	60,416
Intangible assets not subject to amortization	2,474	2,474
Prepaid and other assets	26,349	22,026
Operating lease ROU assets	41,621	62,389
Nonqualified savings plan investments	45,816	35,744
Revolving notes issuance costs, net	4,890	3,623
Assets held for sale	5,413	3,650
Total Intangible and other assets, net	$180,829	$190,322

Amortization expense was $2.9 million and $8.5 million for the three and nine months ended May 31, 2021 and $2.7 million and $8.2 million for the three and nine months ended May 31, 2020. Amortization expense for the years ending August 31, 2021, 2022, 2023, 2024 and 2025 is expected to be $11.6 million, $8.3 million, $6.9 million, $6.7 million and $5.8 million, respectively.

Note 5 – Revolving Notes

Senior secured credit facilities, consisting of four components, aggregated to $1.04 billion as of May 31, 2021.

As of May 31, 2021, a $600.0 million revolving line of credit, maturing June 2024, secured by substantially all the Company’s assets in the U.S. not otherwise pledged as security for term loans or the warehouse credit facility, existed to provide working capital and interim financing of equipment, principally for the Company’s U.S. and Mexican operations. Advances under this North American credit facility bear interest at LIBOR plus 1.50% or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of May 31, 2021, a $300.0 million non-recourse warehouse credit facility existed to support the operations of GBX Leasing, a joint venture in which the Company owns approximately 90%. Advances under this facility bear interest at LIBOR plus 2.0%. The warehouse credit facility converts to a term loan in April 2023 which matures in April 2025. As of May 31, 2021, there were $96.6 million in outstanding borrowings associated with this facility.

As of May 31, 2021, lines of credit totaling $71.4 million secured by certain of the Company’s European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.5% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of the Company’s European manufacturing operations. The European lines of credit include $36.6 million of facilities which are guaranteed by the Company. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from August2021 through September 2022.

As of May 31, 2021, the Company’s Mexican railcar manufacturing operations had three lines of credit totaling $70.0 million. The first line of credit provides up to $30.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.75% to 4.25%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2024. The second line of credit provides up to $35.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.70%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2023. The third line of credit provides up to $5.0 million and matures in September 2022. Advances under this facility bear interest at LIBOR plus 2.95% and are to be used for working capital needs.

As of May 31, 2021, outstanding commitments under the senior secured credit facilities consisted of $160.0 million in borrowings and $25.2 million in letters of credit under the North American credit facility, $38.6 million outstanding under the European credit facilities and $30.0 million outstanding under the Mexican credit facilities. As of May 31, 2021, the Company had an aggregate of $221.3 million available to draw down under committed credit facilities.

As of August 31, 2020, outstanding commitments under the senior secured credit facilities consisted of $28.7 million in letters of credit and $275.0 million in borrowings under the North American credit facility, $46.5 million outstanding under the European credit facilities and $30.0 million outstanding under the Mexican credit facilities.

Note 6 – Accounts Payable and Accrued Liabilities

(In thousands)	May 31, 2021	August 31, 2020
Trade payables	$190,802	$148,971
Other accrued liabilities	104,839	100,168
Operating lease liabilities	44,317	64,509
Accrued payroll and related liabilities	108,812	105,008
Accrued warranty	31,603	45,224
	$480,373	$463,880

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

Warranty accrual activity:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2021	2020	2021	2020
Balance at beginning of period	$42,689	$46,850	$45,224	$46,678
Charged to cost of revenue, net	(9,232)	2,600	(7,881)	5,862
Payments	(1,980)	(1,518)	(5,824)	(4,653)
Currency translation effect	126	(189)	84	(144)
Balance at end of period	$31,603	$47,743	$31,603	$47,743

Note 8 – Notes Payable, Net

(In thousands)	May 31, 2021	August 31, 2020
2.875% Convertible senior notes, due 2028	$373,750	$-
2.875% Convertible senior notes, due 2024	67,876	275,000
Term loans	481,396	498,858
2.25% Convertible senior notes, due 2024	—	50,000
Other notes payable	1,936	10,135
	$924,958	$833,993
Debt discount and issuance costs	(89,931)	(29,905)
	$835,027	$804,088

In April 2021, the Company issued $373.8 million of convertible senior notes, due 2028 (2028 Convertible Notes) and used $283.3 million of the net proceeds to repurchase $207.1 million of our 2.875% 2024 Convertible Notes and the 2.25% 2024 Convertible Notes.  The proceeds were allocated between the repurchase of the liability and the equity components for both notes with liability component fair values of $198.1 million and $46.5 million for the 2.875% and 2.25% 2024 Convertible Notes respectively, with the remaining accounted for as a repurchase of the equity components, reducing Additional paid-in capital. The difference between the fair value of the debt component and the carrying value, net of unamortized debt discount and issuance costs, resulted in a loss on extinguishment of $4.8 million. After giving effect to the repurchase, the remaining principal amount outstanding on the 2.875% 2024 Notes was $67.9 million.

2028 Convertible Notes:

The 2028 Convertible Notes are senior unsecured obligations and rank equally with other senior unsecured debt. The notes bear interest at an annual rate of 2.875% payable semiannually in arrears on April 15 and October 15 of each year, commencing October 15, 2021. The notes will mature on April 15, 2028, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. The notes are convertible into shares of the Company’s common stock, at an initial conversion rate of 18.0317 shares of common stock per $1,000 principal amount which is equivalent to an initial conversion price of approximately $55.46 per share. The conversion rate and the resulting conversion price are subject to adjustment in certain events. Upon a conversion of the notes, the Company may elect to pay or deliver, as the case may be, cash and, if applicable, shares of the Company’s common stock, as provided in the 2028 Notes Indenture (as defined below).

The 2028 Convertible Notes are subject to that certain indenture entered into on April 20, 2021 by the Company and Wells Fargo Bank, National Association, as trustee, as amended and restated by the first supplemental indenture dated June 1, 2021 (2028 Notes Indenture). The 2028 Convertible Notes are convertible at the option of the holders prior to January 15, 2028, under certain circumstances as described in the 2028 Notes Indenture. Additionally, the Company may elect to call the notes on or after April 15, 2025 and on or before the 40th trading day prior to April 15, 2028, at a cash redemption price described in the 2028 Notes Indenture if the stock price exceeds 130% of the conversion price during certain trading days as defined in the 2028 Notes Indenture. Calling any Convertible Note for redemption will constitute a make-whole fundamental change with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption.

The Company evaluated the accounting for the issuance of the 2028 Convertible Notes and concluded the embedded conversion features met the requirements for a derivative scope exception and that the cash conversion guidance applies. Therefore, proceeds of $373.8 million are allocated first to the liability component based on non-convertible debt with the residual proceeds allocated to the equity component for the conversion features. The carrying amount of the equity component of $73.6 million is recorded in Additional paid-in capital and is not remeasured as long as it continues to meet the condition for equity classification. The debt discount, representing the excess of the principal amount of the liability component over the carrying amount of the debt, is amortized to interest expense at an effective interest rate of 5.75% over the contractual term. The Company allocated $12.0 million in issuance costs associated with the 2028 Convertible Notes to the liability and equity component in the same proportion as the $373.8 million in proceeds.

The following table summarizes the net carrying amount of the 2028 Convertible Notes:

(In thousands)	May 31, 2021
Debt principal	$373,750
Debt discount, net	$(72,888)
Debt issuance costs, net	$(9,517)
$291,345

Note 9 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(In thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2020	$(11,970)	$(39,816)	$(1,031)	$(52,817)
Other comprehensive gain (loss) before reclassifications	(237)	9,298	(138)	8,923
Amounts reclassified from Accumulated other comprehensive loss	3,904	—	—	3,904
Balance, May 31, 2021	$(8,303)	$(30,518)	$(1,169)	$(39,990)

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Income, with financial statement caption, were as follows:

	Three Months Ended May 31,
(In thousands)	2021	2020	Financial Statement Caption
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$546	$1,711	Revenue and Cost of revenue
Interest rate swap contracts	1,307	783	Interest and foreign exchange
Total before tax	1,853	2,494
Income tax	(464)	(649)
Net of tax	$1,389	$1,845

	Nine Months Ended May 31,
(In thousands)	2021	2020	Financial Statement Caption
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$1,218	$1,812	Revenue and Cost of revenue
Interest rate swap contracts	3,901	1,319	Interest and foreign exchange
Total before tax	5,119	3,131
Income tax	(1,215)	(809)
Net of tax	$3,904	$2,322

Note 10 – Earnings Per Share

The shares used in the computation of basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2021	2020	2021	2020
Weighted average basic common shares outstanding (1)	32,573	32,690	32,726	32,660
Dilutive effect of 2.875% convertible notes, due 2024 (2)	—	—	—	—
Dilutive effect of 2.875% convertible notes, due 2028 (3)	—	N/A	—	N/A
Dilutive effect of 2.25% convertible notes, due 2024 (4)	—	—	—	—
Dilutive effect of restricted stock units (5)	1,032	788	1,021	754
Weighted average diluted common shares outstanding	33,605	33,478	33,747	33,414

(1)

Restricted stock grants and restricted stock units that are considered participating securities, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position.

(2)

The dilutive effect of the 2.875% convertible notes, due 2024 was excluded for the three and nine months ended May 31, 2021 and 2020 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive.

(3)

The dilutive effect of the 2.875% convertible notes, due 2028 was excluded for the three and nine months ended May 31, 2021 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive. These convertible notes were issued in April 2021.

(4)

The dilutive effect of the 2.25% convertible notes, due 2024 was excluded for the three and nine months ended May 31, 2021 and 2020 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive. These convertible notes were retired in April 2021.

(5)

Restricted stock units that are not considered participating securities and restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved, are included in weighted average diluted common shares outstanding when the Company is in a net earnings position.

Diluted EPS is calculated using the treasury stock method associated with shares underlying the 2.875% convertible notes due 2024, 2.875% convertible notes due 2028, 2.25% convertible notes due 2024, restricted stock units that are not considered participating securities and performance based restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Net earnings attributable to Greenbrier	$19,737	$27,772	$700	$49,070
Weighted average diluted common shares outstanding	33,605	33,478	33,747	33,414
Diluted earnings per share	$0.59	$0.83	$0.02	$1.47

Note 11 – Stock Based Compensation

The value of stock based compensation awards is amortized as compensation expense from the date of grant through the earlier of the vesting period or in some instances the recipient’s eligible retirement date. Stock based compensation expense consists of restricted stock unit awards.

Stock based compensation expense was $3.5 million and $12.5 million for the three and nine months ended May 31, 2021, respectively and $1.0 million and $8.3 million for the three and nine months ended May 31, 2020, respectively. Compensation expense is recorded in Selling and administrative expense and Cost of revenue on the Consolidated Statements of Income.

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

At May 31, 2021 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $147.7 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when in a loss position, or as Accounts receivable, net when in a gain position. As the contracts mature at various dates through December 2022, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At May 31, 2021 exchange rates, approximately $0.4 million would be reclassified to revenue or cost of revenue in the next year.

At May 31, 2021, an interest rate swap agreement maturing in September 2023 had a notional amount of $102.7 million and an interest rate swap agreement maturing June 2024 had a notional amount of $138.8 million. The fair value of the contracts are included on the Consolidated Balance Sheets in Accounts payable and accrued liabilities when in a loss position, or in Accounts receivable, net when in a gain position. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At May 31, 2021 interest rates, approximately $5.0 million would be reclassified to interest expense in the next year.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		May 31, 2021	August 31, 2020		May 31, 2021	August 31, 2020
(In thousands)	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$606	$560	Accounts payable and accrued liabilities	$9	$3
Interest rate swap contracts	Accounts receivable, net	—	—	Accounts payable and accrued liabilities	11,361	15,904
		$606	$560		$11,370	$15,907
Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$4	$22	Accounts payable and accrued liabilities	$47	$—

The Effect of Derivative Instruments on the Statements of Income

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives three months ended
		May 31, 2021	May 31, 2020
Foreign forward exchange contract	Interest and foreign exchange	$95	$154

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives three months ended,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income three months ended		Location of gain (loss) on derivative (amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (amount excluded from effectiveness testing) three months ended
	May 31, 2021	May 31, 2020		May 31, 2021	May 31, 2020		May 31, 2021	May 31, 2020
Foreign forward exchange contracts	$494	$(599)	Revenue	$(522)	$(485)	Revenue	$165	$138
Foreign forward exchange contracts	273	(2,015)	Cost of revenue	(24)	(1,226)	Cost of revenue	32	130
Interest rate swap contracts	(515)	(5,155)	Interest and foreign exchange	(1,307)	(783)	Interest and foreign exchange	—	281
	$252	$(7,769)		$(1,853)	$(2,494)		$197	$549

The following table presents the amounts in the Consolidated Statements of Income in which the effects of the cash flow hedges are recorded and the effects of the cash flow hedge activity on these line items for the three months ended May 31, 2021 and 2020:

	For The Three Months Ended
	May 31, 2021		May 31, 2020
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$450,143	$(522)	$762,557	$(485)
Cost of revenue	375,011	(24)	655,026	(1,226)
Interest and foreign exchange	10,204	(1,307)	7,562	(783)

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives nine months ended
		May 31, 2021	May 31, 2020
Foreign forward exchange contract	Interest and foreign exchange	$(37)	$60

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives nine months ended		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income nine months ended		Location of gain (loss) on derivative amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (amount excluded from effectiveness testing) nine months ended
	May 31, 2021	May 31, 2020		May 31, 2021	May 31, 2020		May 31, 2021	May 31, 2020
Foreign forward exchange contracts	$(1,118)	$164	Revenue	$(1,145)	$(584)	Revenue	$467	$781
Foreign forward exchange contracts	(22)	(2,198)	Cost of revenue	(73)	(1,228)	Cost of revenue	97	474
Interest rate swap contracts	642	(7,939)	Interest and foreign exchange	(3,901)	(1,319)	Interest and foreign exchange	—	—
	$(498)	$(9,973)		$(5,119)	$(3,131)		$564	$1,255

	For the Nine Months Ended
	May 31, 2021		May 31, 2020
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$1,148,754	$(1,145)	$2,155,764	$(584)
Cost of revenue	1,015,280	(73)	1,869,708	(1,228)
Interest and foreign exchange	30,875	(3,901)	33,023	(1,319)

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

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

For the three months ended May 31, 2021:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$341,939	$7,451	$349,390	$31,341	$492	$31,833
Wheels, Repair & Parts	80,871	2,292	83,163	4,173	75	4,248
Leasing & Services	27,333	2,286	29,619	12,280	2,272	14,552
Eliminations	—	(12,029)	(12,029)	—	(2,839)	(2,839)
Corporate	—	—	—	(22,085)	—	(22,085)
	$450,143	$—	$450,143	$25,709	$—	$25,709

For the nine months ended May 31, 2021:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$852,755	$30,467	$883,222	$23,811	$3,097	$26,908
Wheels, Repair & Parts	218,050	4,196	222,246	6,406	52	6,458
Leasing & Services	77,949	8,064	86,013	24,590	7,191	31,781
Eliminations	—	(42,727)	(42,727)	—	(10,340)	(10,340)
Corporate	—	—	—	(56,939)	—	(56,939)
	$1,148,754	$—	$1,148,754	$(2,132)	$—	$(2,132)

For the three months ended May 31, 2020:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$653,007	$1,151	$654,158	$68,445	$95	$68,540
Wheels, Repair & Parts	82,024	1,527	83,551	3,785	(393)	3,392
Leasing & Services	27,526	14,841	42,367	11,837	14,454	26,291
Eliminations	—	(17,519)	(17,519)	—	(14,156)	(14,156)
Corporate	—	—	—	(17,255)	—	(17,255)
	$762,557	$—	$762,557	$66,812	$—	$66,812

For the nine months ended May 31, 2020:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,800,317	$1,269	$1,801,586	$167,693	$73	$167,766
Wheels, Repair & Parts	259,857	12,511	272,368	8,219	(903)	7,316
Leasing & Services	95,590	31,830	127,420	34,407	30,127	64,534
Eliminations	—	(45,610)	(45,610)	—	(29,297)	(29,297)
Corporate	—	—	—	(63,287)	—	(63,287)
	$2,155,764	$—	$2,155,764	$147,032	$—	$147,032

	Total assets
(In thousands)	May 31, 2021	August 31, 2020
Manufacturing	$1,413,590	$1,301,715
Wheels, Repair & Parts	265,847	271,862
Leasing & Services	878,743	739,025
Unallocated, including cash	651,987	861,232
	$3,210,167	$3,173,834

Reconciliation of Earnings (loss) from operations to Earnings (loss) before income tax and earnings from unconsolidated affiliates:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2021	2020	2021	2020
Earnings (loss) from operations	$25,709	$66,812	$(2,132)	$147,032
Interest and foreign exchange	10,204	7,562	30,875	33,023
Net loss on extinguishment of debt	4,763	—	4,763	—
Earnings (loss) before income tax and earnings from unconsolidated affiliates	$10,742	$59,250	$(37,770)	$114,009

Note 14 – Leases

Lessor

Equipment on operating leases is reported net of accumulated depreciation of $30.5 million and $33.4 million as of May 31, 2021 and August 31, 2020, respectively. Depreciation expense was $3.3 million and $10.1 million for the three and nine months ended May 31, 2021, respectively and $2.6 million and $9.2 million for the three and nine months ended May 31, 2020, respectively. In addition, certain railcar equipment leased-in by the Company on operating leases is subleased to customers under non-cancelable operating leases with lease terms ranging from one to approximately fifteen years. Operating lease rental revenues included in the Company’s Statements of Income for the three and nine months ended May 31, 2021 was $8.0 million and $32.1 million, respectively, which included $2.8 million and $10.2 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements. Operating lease rental revenues included in the Company’s Statements of Income for the three and nine months ended May 31, 2020 was $9.0 million and $30.2 million, respectively, which included $2.8 million and $9.3 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements.

Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases at May 31, 2021, will mature as follows:

(in thousands)
Remaining three months of 2021	$8,705
2022	24,151
2023	19,714
2024	17,224
2025	10,775
Thereafter	23,627
$104,196

Lessee

The Company leases railcars, real estate, and certain equipment under operating and, to a lesser extent, finance lease arrangements. As of and for the three and nine months ended May 31, 2021 and 2020, finance leases were not a material component of the Company's lease portfolio. The Company’s real estate and equipment leases have remaining lease terms ranging from less than one year to 77 years, with some including options to extend up to 15 years. The Company recognizes a lease liability and corresponding right-of-use (ROU) asset based on the present value of lease payments. To determine the present value of lease payments, as most of its leases do not provide a readily determinable implicit rate, the Company’s incremental borrowing rate is used to discount the lease payments based on information available at lease commencement date. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when estimating its incremental borrowing rate.

The components of operating lease costs were as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Operating lease expense	$2,920	$4,388	$10,438	$11,238
Short-term lease expense	991	1,707	3,577	6,437
Total	$3,911	$6,095	$14,015	$17,675

Aggregate minimum future amounts payable under operating leases having initial or remaining non-cancelable terms at May 31, 2021 will mature as follows:

(in thousands)
Remaining three months of 2021	$2,405
2022	9,151
2023	8,713
2024	7,429
2025	5,070
Thereafter	17,557
Total lease payments	$50,325
Less: Imputed interest	(6,008)
Total lease obligations	$44,317

The table below presents additional information related to the Company’s leases:

Weighted average remaining lease term:
Operating leases	13.8 Years

Weighted average discount rate:
Operating leases	3.0%

Supplemental cash flow information related to leases were as follows:

(in thousands)	Nine months ended May 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,091
ROU assets obtained in exchange for new operating lease liabilities	$404
ROU assets disposed of for lease terminations	$(12,053)

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

As of May 31, 2021, the Company had outstanding letters of credit aggregating to $25.2 million associated with performance guarantees, facility leases and workers compensation insurance.

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

Assets and liabilities measured at fair value on a recurring basis as of May 31, 2021 were:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$610	$—	$610	$—
Nonqualified savings plan investments	45,816	45,816	—	—
Cash equivalents	203,833	203,833	—	—
	$250,259	$249,649	$610	$—
Liabilities:
Derivative financial instruments	$11,417	$—	$11,417	$—

(1)	Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 12 - Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2020 were:

(In thousands)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$582	$—	$582	$—
Nonqualified savings plan investments	35,744	35,744	—	—
Cash equivalents	203,509	203,509	—	—
	$239,835	$239,253	$582	$—
Liabilities:
Derivative financial instruments	$15,907	$—	$15,907	$—

Note 17 – Related Party Transactions

The Company has a 41.9% interest in Axis, LLC (Axis), a joint venture. The Company purchased $3.3 million and $10.0 million for the three and nine months ended May 31, 2021, respectively and $4.3 million and $11.5 million for the three and nine months ended May 31, 2020, respectively of railcar components from Axis.

The Company has a 40% interest in the common equity of an entity that buys and sells railcar assets that are leased to third parties. As of May 31, 2021, the carrying amount of the investment was $3.2 million which is classified in Investment in unconsolidated affiliates in the Consolidated Balance Sheet. There were no sales to or from this entity during the nine months ended May 31, 2021 and 2020. The Company also provides administrative and remarketing services to this entity and earns management fees for these services which were immaterial for the three and nine months ended May 31, 2021 and 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in three reportable segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. Our segments are operationally integrated. The Manufacturing segment, which currently operates from facilities in the U.S., Mexico, Poland, Romania and Turkey, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Wheels, Repair & Parts segment performs wheel and axle servicing; railcar repair, refurbishment and maintenance; as well as production of a variety of parts for the rail industry in North America. The Leasing & Services segment, which includes GBX Leasing, owns approximately 8,700 railcars as of May 31, 2021. We also provide management services for approximately 445,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America as of May 31, 2021. Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil.

The financial results for the nine months ended May 31, 2021 are representative of the challenges of the current market conditions. The decrease in operating profits compared to the same period in the prior year is primarily attributable to the cyclical decrease in economic activity in the freight rail equipment market which began prior to the emergence of COVID-19 (Cyclical Downturn). The Cyclical Downturn intensified due to the COVID-19 Events (as defined below).

We have adhered to disciplined management through this crucial time. Our core strategy since March 2020 has been and continues to be to:

1)	Maintain a strong liquidity base and balance sheet.

2)	Continue efficient operations throughout the COVID-19 and economic crises by safely operating our factories while generating cash.

3)

Prepare for economic recovery and forward momentum in our markets expected during the latter half of calendar 2021. We believe we are in this recovery phase, with increased production rates and deliveries, assuming no further COVID-19 or geopolitical shocks.

We strengthened our financial position through strategic spending reductions which included reducing our selling and administrative expense by $22.1 million during the nine months ended May 31, 2021 compared to the prior comparable period.

Despite the challenging operating environment, the following noteworthy accomplishments were achieved during the quarter:

•

$19.7 million of net earnings and $0.59 diluted earnings per share. This represents a significant improvement compared to recent quarters as we have continued to increase production during this recovery phase.

•	Commenced operations of GBX Leasing, a newly formed joint venture to help execute our refined leasing strategy to grow our owned portfolio of leased railcars built by Greenbrier.

•

Refinanced certain debt by issuing $373.8 million of new convertible notes due 2028 and retiring a total of $257.1 million of convertible notes due 2024. In connection with the refinancing, we repurchased $20 million of our common stock.

Our backlog remains strong with railcar deliveries into 2024 and marine deliveries into 2022. Our railcar backlog was 24,800 units with an estimated value of $2.58 billion as of May 31, 2021. Backlog units for lease may be syndicated to third parties or held in our own fleet depending on a variety of factors. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix and pricing will be determined in the future, which may impact backlog. Approximately 9% of backlog units and 7% of estimated backlog value as of May 31, 2021 was associated with our Brazilian manufacturing operations which is accounted for under the equity method. Marine backlog as of May 31, 2021 was $39 million.

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

Leasing Strategy

In February 2021 we announced a refined leasing strategy to grow our owned portfolio of leased railcars built by Greenbrier by approximately $200 million per year. This will create an incremental annuity stream of tax-advantaged cash flows while reducing our exposure to the new railcar order and delivery cycle. We are executing this strategy through GBX Leasing, a newly formed joint venture in which we own over 90%.

GBX Leasing commenced operations in April 2021 upon the closing of a $300 million non-recourse warehouse credit facility, and the conclusion of the initial sale and contribution of railcars and associated leases by Greenbrier valued at approximately $130 million.

GBX Leasing is financed with non-recourse debt and is expected to be levered approximately 3:1 debt to equity. We intend that GBX Leasing will aggregate leased railcars to obtain permanent debt financing issued in connection with asset-backed securities. We consolidate GBX Leasing for financial reporting purposes within the Leasing & Services segment. Greenbrier Management Services provides management services to the GBX Leasing fleet.

Three Months Ended May 31, 2021 Compared to the Three Months Ended May 31, 2020

Overview

Revenue, Cost of revenue, Margin and Earnings from operations (operating profit) presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three Months Ended May 31,
(In thousands)	2021	2020
Revenue:
Manufacturing	$341,939	$653,007
Wheels, Repair & Parts	80,871	82,024
Leasing & Services	27,333	27,526
	450,143	762,557
Cost of revenue:
Manufacturing	292,464	562,793
Wheels, Repair & Parts	73,690	75,001
Leasing & Services	8,857	17,232
	375,011	655,026
Margin:
Manufacturing	49,475	90,214
Wheels, Repair & Parts	7,181	7,023
Leasing & Services	18,476	10,294
	75,132	107,531
Selling and administrative	49,239	49,494
Net (gain) loss on disposition of equipment	184	(8,775)
Earnings from operations	25,709	66,812
Interest and foreign exchange	10,204	7,562
Net loss on extinguishment of debt	4,763	—
Earnings before income taxes and earnings from unconsolidated affiliates	10,742	59,250
Income tax benefit (expense)	6,914	(24,421)
Earnings before earnings from unconsolidated affiliates	17,656	34,829
Earnings from unconsolidated affiliates	2,379	1,040
Net earnings	20,035	35,869
Net earnings attributable to noncontrolling interest	(298)	(8,097)
Net earnings attributable to Greenbrier	$19,737	$27,772
Diluted earnings per common share	$0.59	$0.83

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

	Three Months Ended May 31,
(In thousands)	2021	2020
Operating profit:
Manufacturing	$31,341	$68,445
Wheels, Repair & Parts	4,173	3,785
Leasing & Services	12,280	11,837
Corporate	(22,085)	(17,255)
	$25,709	$66,812

Consolidated Results

	Three Months Ended May 31,		Increase	%
(In thousands)	2021	2020	(Decrease)	Change
Revenue	$450,143	$762,557	$(312,414)	(41.0%)
Cost of revenue	$375,011	$655,026	$(280,015)	(42.7%)
Margin (%)	16.7%	14.1%	2.6%	*
Net earnings attributable to Greenbrier	$19,737	$27,772	$(8,035)	(28.9%)

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 41.0% decrease in revenue for the three months ended May 31, 2021 as compared to the three months ended May 31, 2020 was primarily due to a 47.6% decrease in Manufacturing revenue. The decrease in Manufacturing revenue was primarily attributed to a 48.1% decrease in railcar deliveries.

The 42.7% decrease in cost of revenue for the three months ended May 31, 2021 as compared to the three months ended May 31, 2020 was primarily due to a 48.0% decrease in Manufacturing cost of revenue. The decrease in Manufacturing cost of revenue was primarily attributed to a 48.1% decrease in railcar deliveries. The decrease in cost of revenue was also due to a 48.6% decrease in Leasing & Services cost of revenue primarily due to a decrease in the volume of railcars sold that we purchased from third parties, lower transportation costs and a decrease in costs from a decline in management services volume. The three months ended May 31, 2021 and 2020 were both negatively impacted by costs associated with operating our manufacturing facilities in the COVID-19 pandemic.

Margin as a percentage of revenue was 16.7% and 14.1% for the three months ended May 31, 2021 and 2020, respectively. The overall margin as a percentage of revenue was positively impacted by an increase in Leasing & Services margin to 67.6% from 37.4% primarily attributed to a benefit associated with a lease transfer fee on previously syndicated railcars during the three months ended May 31, 2021 and the prior year being negatively impacted by higher sales of railcars that we purchased from third parties which have lower margin percentages. The overall margin as a percentage of revenue was also positively impacted by an increase in Manufacturing margin to 14.5% from 13.8%. The Manufacturing margin percentage for the three months ended May 31, 2021 benefited from a favorable resolution of warranty and other loss contingencies associated with our international operations.

The $8.0 million decrease in net earnings attributable to Greenbrier for the three months ended May 31, 2021 as compared to the three months ended May 31, 2020 was primarily attributable to a decrease in the after-tax margin due to a reduction in railcar deliveries. This was partially offset by tax benefits allowable under the Coronavirus Aid, Relief, and Economic Security (CARES) Act.

Manufacturing Segment

	Three Months Ended May 31,		Increase	%
(In thousands, except railcar deliveries)	2021	2020	(Decrease)	Change
Revenue	$341,939	$653,007	$(311,068)	(47.6%)
Cost of revenue	$292,464	$562,793	$(270,329)	(48.0%)
Margin (%)	14.5%	13.8%	0.7%	*
Operating profit ($)	$31,341	$68,445	$(37,104)	(54.2%)
Operating profit (%)	9.2%	10.5%	(1.3%)	*
Deliveries	2,800	5,400	(2,600)	(48.1%)

*	Not meaningful

Manufacturing revenue decreased $311.1 million or 47.6% for the three months ended May 31, 2021 compared to the three months ended May 31, 2020. The decrease in revenue was primarily attributed to a 48.1% decrease in railcar deliveries.

Manufacturing cost of revenue decreased $270.3 million or 48.0% for the three months ended May 31, 2021 compared to the three months ended May 31, 2020. The decrease in cost of revenue was primarily attributed to a 48.1% decrease in the volume of railcar deliveries.

Manufacturing margin as a percentage of revenue increased 0.7% for the three months ended May 31, 2021 compared to the three months ended May 31, 2020. The margin percentage for three months ended May 31, 2021 benefited from a $15.8 million favorable resolution of warranty and other loss contingencies associated with our international operations. This was partially offset by the negative impact from operating at lower production volumes.

Manufacturing operating profit decreased $37.1 million or 54.2% for the three months ended May 31, 2021 compared to the three months ended May 31, 2020. The decrease in operating profit was primarily attributed to a decrease in railcar deliveries. This was partially offset by the three months ended May 31, 2021 benefiting from a favorable resolution of warranty and other loss contingencies associated with our international operations. The decrease in operating profit was also partially offset by a decrease in selling and administrative expense as part of our strategic cost control initiatives during the three months ended May 31, 2021.

Wheels, Repair & Parts Segment

	Three Months Ended May 31,		Increase	%
(In thousands)	2021	2020	(Decrease)	Change
Revenue	$80,871	$82,024	$(1,153)	(1.4%)
Cost of revenue	$73,690	$75,001	$(1,311)	(1.7%)
Margin (%)	8.9%	8.6%	0.3%	*
Operating profit ($)	$4,173	$3,785	$388	10.3%
Operating profit (%)	5.2%	4.6%	0.6%	*

*	Not meaningful

Wheels, Repair & Parts revenue decreased $1.2 million or 1.4% for the three months ended May 31, 2021 compared to the three months ended May 31, 2020. The decrease was primarily attributed to lower repair volumes due to lower demand. This was partially offset by higher revenues associated with an increase in scrap metal pricing as we scrap wheels and other components and an increase in parts volumes.

Wheels, Repair & Parts cost of revenue decreased $1.3 million or 1.7% for the three months ended May 31, 2021 compared to the three months ended May 31, 2020. The decrease was primarily due to lower costs associated with a reduction in repair volumes.

Wheels, Repair & Parts margin as a percentage of revenue increased 0.3% for the three months ended May 31, 2021 compared to the three months ended May 31, 2020. The increase in margin was primarily attributed to an increase in scrap metal pricing. This was partially offset by operating with lower repair volumes.

Wheels, Repair & Parts operating profit increased $0.4 million or 10.3% for the three months ended May 31, 2021 compared to the three months ended May 31, 2020. The increase in operating profit was primarily attributed to an increase in scrap metal pricing and a decrease in selling and administrative expense as part of our strategic cost control initiatives during the three months ended May 31, 2021. These were partially offset by a reduction in repair volumes.

Leasing & Services Segment

	Three Months Ended May 31,		Increase	%
(In thousands)	2021	2020	(Decrease)	Change
Revenue	$27,333	$27,526	$(193)	(0.7%)
Cost of revenue	$8,857	$17,232	$(8,375)	(48.6%)
Margin (%)	67.6%	37.4%	30.2%	*
Operating profit ($)	$12,280	$11,837	$443	3.7%
Operating profit (%)	44.9%	43.0%	1.9%	*

*	Not meaningful

The Leasing & Services segment generates revenue from leasing railcars from its lease fleet, providing various management services, interim rent on leased railcars for syndication, and the sale of railcars purchased from third parties with the intent to resell. The gross proceeds from the sale of these railcars are recorded in revenue and the costs of purchasing these railcars are recorded in cost of revenue. In February 2021 we announced a refined leasing strategy to grow our owned portfolio of leased railcars built by Greenbrier. We are executing the strategy through GBX Leasing, a newly formed joint venture which is more than 90% owned by Greenbrier. We consolidate GBX Leasing for financial reporting purposes within the Leasing & Services segment.

Leasing & Services revenue decreased $0.2 million or 0.7% for the three months ended May 31, 2021 compared to the three months ended May 31, 2020. The decrease was primarily attributed to lower interim rent on leased railcars for syndication during the three months ended May 31, 2021 and a decrease in the sale of railcars which we had purchased from third parties with the intent to resell. This was partially offset by revenue associated with a lease transfer fee on previously syndicated railcars during the three months ended May 31, 2021.

Leasing & Services cost of revenue decreased $8.4 million or 48.6% for the three months ended May 31, 2021 compared to the three months ended May 31, 2020. The decrease was primarily due to a decrease in the volume of railcars sold that we purchased from third parties, lower transportation costs and a decrease in costs from a decline in management services volume.

Leasing & Services margin as a percentage of revenue increased 30.2% for the three months ended May 31, 2021 compared to the three months ended May 31, 2020. The increase in margin was primarily attributed to the benefit associated with a lease transfer fee on previously syndicated railcars during the three months ended May 31, 2021. Margin as a percentage of revenue for the three months ended May 31, 2020 was negatively impacted by higher sales of railcars that we purchased from third parties which have lower margin percentages.

Leasing & Services operating profit increased $0.4 million or 3.7% for the three months ended May 31, 2021 compared to the three months ended May 31, 2020. The increase was primarily attributed to the benefit associated with a lease transfer fee during the three months ended May 31, 2021. This was partially offset by a reduction in net gain on disposition of equipment.

Selling and Administrative Expense

	Three Months Ended May 31,		Increase	%
(In thousands)	2021	2020	(Decrease)	Change
Selling and administrative expense	$49,239	$49,494	$(255)	(0.5%)

Selling and administrative expense was $49.2 million or 10.9% of revenue for the three months ended May 31, 2021 compared to $49.5 million or 6.5% of revenue for the prior comparable period. The $0.3 million decrease was primarily attributed to a decrease in the administrative fees paid to our joint venture partner in Mexico due to lower levels of activity and a decrease in other controllable spending categories as part of our strategic cost control and liquidity initiatives. This was partially offset by an increase in incentive compensation expense associated with the year-to-date financial performance.

Net Gain (Loss) on Disposition of Equipment

Net loss on disposition of equipment was $0.2 million for the three months ended May 31, 2021 compared to net gain on disposition of equipment of $8.8 million for the prior comparable period.

Net gain (loss) on disposition of equipment primarily includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to accommodate customer demand and to manage risk and liquidity and disposition of property, plant and equipment.

Other Costs

Interest and foreign exchange expense was composed of the following:

	Three Months Ended May 31,		Increase
(In thousands)	2021	2020	(Decrease)
Interest and foreign exchange:
Interest and other expense	$10,881	$10,698	$183
Foreign exchange gain	(677)	(3,136)	2,459
	$10,204	$7,562	$2,642

The $2.6 million increase in interest and foreign exchange expense from the prior comparable period was primarily attributed to the change in the Brazilian Real’s foreign exchange rate relative to the U.S. Dollar.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt was $4.8 million for the three months ended May 31, 2021, which relates to the retirement of $207.1 million of our 2.875% convertible notes due 2024 and $50 million of our 2.25% convertible notes due 2024.

Income Tax

For the three months ended May 31, 2021, we had an income tax benefit of $6.9 million on pre-tax income of $10.7 million. The tax benefit for the three months ended May 31, 2021 primarily related to accelerated depreciation and the impact of the CARES Act which allows us to carry back tax losses to years when tax rates were higher, resulting in a tax benefit. The tax benefit is derived from the US Federal tax rate differential between the 2016 tax rate of 35% and our current rate of 21%. The effective tax rate for the three months ended May 31, 2020 was 41.2%.

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

Earnings from unconsolidated affiliates was $2.4 million for the three months ended May 31, 2021 compared to $1.0 million for the three months ended May 31, 2020. The increase in earnings from unconsolidated affiliates was primarily related to higher earnings in our Brazil operations.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $0.3 million for the three months ended May 31, 2021 compared to $8.1 million in the prior comparable period, which primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

Nine Months Ended May 31, 2021 Compared to the Nine Months Ended May 31, 2020

Overview

Revenue, Cost of revenue, Margin and Earnings from operations (operating profit or loss) presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Nine Months Ended May 31,
(In thousands)	2021	2020
Revenue:
Manufacturing	$852,755	$1,800,317
Wheels, Repair & Parts	218,050	259,857
Leasing & Services	77,949	95,590
	1,148,754	2,155,764
Cost of revenue:
Manufacturing	775,125	1,567,014
Wheels, Repair & Parts	203,341	241,266
Leasing & Services	36,814	61,428
	1,015,280	1,869,708
Margin:
Manufacturing	77,630	233,303
Wheels, Repair & Parts	14,709	18,591
Leasing & Services	41,135	34,162
	133,474	286,056
Selling and administrative	136,371	158,455
Net gain on disposition of equipment	(765)	(19,431)
Earnings (loss) from operations	(2,132)	147,032
Interest and foreign exchange	30,875	33,023
Net loss on extinguishment of debt	4,763	—
Earnings (loss) before income taxes and earnings from unconsolidated affiliates	(37,770)	114,009
Income tax benefit (expense)	35,998	(37,878)
Earnings (loss) before earnings from unconsolidated affiliates	(1,772)	76,131
Earnings from unconsolidated affiliates	1,257	3,764
Net earnings (loss)	(515)	79,895
Net (earnings) loss attributable to noncontrolling interest	1,215	(30,825)
Net earnings attributable to Greenbrier	$700	$49,070
Diluted earnings per common share	$0.02	$1.47

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

	Nine Months Ended May 31,
(In thousands)	2021	2020
Operating profit (loss):
Manufacturing	$23,811	$167,693
Wheels, Repair & Parts	6,406	8,219
Leasing & Services	24,590	34,407
Corporate	(56,939)	(63,287)
	$(2,132)	$147,032

Consolidated Results

	Nine Months Ended May 31,		Increase	%
(In thousands)	2021	2020	(Decrease)	Change
Revenue	$1,148,754	$2,155,764	$(1,007,010)	(46.7%)
Cost of revenue	$1,015,280	$1,869,708	$(854,428)	(45.7%)
Margin (%)	11.6%	13.3%	(1.7%)	*
Net earnings attributable to Greenbrier	$700	$49,070	$(48,370)	(98.6%)

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 46.7% decrease in revenue for the nine months ended May 31, 2021 as compared to the nine months ended May 31, 2020 was primarily due to a 52.6% decrease in Manufacturing revenue. The decrease in Manufacturing revenue was primarily attributed to a 52.0% decrease in railcar deliveries.

The 45.7% decrease in cost of revenue for the nine months ended May 31, 2021 as compared to the nine months ended May 31, 2020 was primarily due to a 50.5% decrease in Manufacturing cost of revenue. The decrease in Manufacturing cost of revenue was primarily attributed to a 52.0% decrease in railcar deliveries.

Margin as a percentage of revenue was 11.6% and 13.3% for the nine months ended May 31, 2021 and May 31, 2020, respectively. The overall margin as a percentage of revenue was negatively impacted by a decrease in Manufacturing margin to 9.1% from 13.0% primarily attributed to operating at lower volumes and increased costs associated with operating our manufacturing facilities in the COVID-19 pandemic during the nine months ended May 31, 2021.

Net earnings attributable to Greenbrier is impacted by our operating activities and noncontrolling interest primarily associated with our 50% joint ventures at certain of our Mexican railcar manufacturing facilities and our 75% interest in Greenbrier-Astra Rail, both of which we consolidate for financial reporting purposes. The $48.4 million decrease in net earnings attributable to Greenbrier for the nine months ended May 31, 2021 as compared to the nine months ended May 31, 2020 was primarily attributable to a decrease in the after-tax margin due to a reduction in railcar deliveries. This was partially offset by a tax benefit as a result of the net loss and relief allowable under the CARES Act, a decrease in Selling and administrative expense and a net loss attributable to noncontrolling interest in the current year, which is added to Net earnings (loss). Net earnings (loss) attributable to noncontrolling interest primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

Manufacturing Segment

	Nine Months Ended May 31,		Increase	%
(In thousands)	2021	2020	(Decrease)	Change
Revenue	$852,755	$1,800,317	$(947,562)	(52.6%)
Cost of revenue	$775,125	$1,567,014	$(791,889)	(50.5%)
Margin (%)	9.1%	13.0%	(3.9%)	*
Operating profit ($)	$23,811	$167,693	$(143,882)	(85.8%)
Operating profit (%)	2.8%	9.3%	(6.5%)	*
Deliveries	7,200	15,000	(7,800)	(52.0%)

*	Not meaningful

Manufacturing revenue decreased $947.6 million or 52.6% for the nine months ended May 31, 2021 compared to the nine months ended May 31, 2020. The decrease in revenue was primarily attributed to a 52.0% decrease in railcar deliveries.

Manufacturing cost of revenue decreased $791.9 million or 50.5% for the nine months ended May 31, 2021 compared to the nine months ended May 31, 2020. The decrease in cost of revenue was primarily attributed to a 52.0% decrease in the volume of railcar deliveries.

Manufacturing margin as a percentage of revenue decreased 3.9% for the nine months ended May 31, 2021 compared to the nine months ended May 31, 2020. The decrease in margin percentage was primarily attributed to operating at lower volumes and increased costs associated with operating our manufacturing facilities in the COVID-19 pandemic during the nine months ended May 31, 2021.

Manufacturing operating profit decreased $143.9 million or 85.8% for the nine months ended May 31, 2021 compared to the nine months ended May 31, 2020. The decrease in operating profit was primarily attributed to a decrease in railcar deliveries and increased costs associated with operating our manufacturing facilities during the COVID-19 pandemic during the nine months ended May 31, 2021. These were partially offset by a decrease in selling and administrative expense as part of our strategic cost control initiatives during the nine months ended May 31, 2021.

Wheels, Repair & Parts Segment

	Nine Months Ended May 31,		Increase	%
(In thousands)	2021	2020	(Decrease)	Change
Revenue	$218,050	$259,857	$(41,807)	(16.1%)
Cost of revenue	$203,341	$241,266	$(37,925)	(15.7%)
Margin (%)	6.7%	7.2%	(0.5%)	*
Operating profit ($)	$6,406	$8,219	$(1,813)	(22.1%)
Operating profit (%)	2.9%	3.2%	(0.3%)	*

*	Not meaningful

Wheels, Repair & Parts revenue decreased $41.8 million or 16.1% for the nine months ended May 31, 2021 compared to the nine months ended May 31, 2020. The decrease was primarily due to lower wheelset, component and repair volumes due to lower demand. This was partially offset by higher revenues associated with an increase in scrap metal pricing as we scrap wheels and other components.

Wheels, Repair & Parts cost of revenue decreased $37.9 million or 15.7% for the nine months ended May 31, 2021 compared to the nine months ended May 31, 2020. The decrease was primarily due to lower costs associated with a reduction in wheelset, component and repair volumes.

Wheels, Repair & Parts margin as a percentage of revenue decreased 0.5% for the nine months ended May 31, 2021 compared to the nine months ended May 31, 2020. The decrease in margin percentage was primarily attributed to operating at lower volumes and increased costs associated with operating our facilities during the COVID-19 pandemic during the nine months ended May 31, 2021. This was partially offset by an increase in scrap metal pricing.

Wheels, Repair & Parts operating profit decreased $1.8 million or 22.1% for the nine months ended May 31, 2021 compared to the nine months ended May 31, 2020. The decrease in operating profit was primarily attributed to a reduction in volumes and increased costs associated with operating our facilities during the COVID-19 pandemic. These were partially offset by a decrease in selling and administrative expense as part of our strategic cost control initiatives during the nine months ended May 31, 2021.

Leasing & Services Segment

	Nine Months Ended May 31,		Increase	%
(In thousands)	2021	2020	(Decrease)	Change
Revenue	$77,949	$95,590	$(17,641)	(18.5%)
Cost of revenue	$36,814	$61,428	$(24,614)	(40.1%)
Margin (%)	52.8%	35.7%	17.1%	*
Operating profit ($)	$24,590	$34,407	$(9,817)	(28.5%)
Operating profit (%)	31.5%	36.0%	(4.5%)	*

*	Not meaningful

The Leasing & Services segment generates revenue from leasing railcars from its lease fleet, providing various management services, interim rent on leased railcars for syndication, and the sale of railcars purchased from third parties with the intent to resell. The gross proceeds from the sale of these railcars are recorded in revenue and the costs of purchasing these railcars are recorded in cost of revenue. In February 2021 we announced a refined leasing strategy to grow our owned portfolio of leased railcars built by Greenbrier. We are executing the strategy through GBX Leasing, a newly formed joint venture which is more than 90% owned by Greenbrier. We consolidate GBX Leasing for financial reporting purposes within the Leasing & Services segment.

Leasing & Services revenue decreased $17.6 million or 18.5% for the nine months ended May 31, 2021 compared to the nine months ended May 31, 2020. The decrease was primarily attributed to a decrease in the sale of railcars which we had purchased from third parties with the intent to resell and lower interim rent on leased railcars for syndication during the nine months ended May 31, 2021.

Leasing & Services cost of revenue decreased $24.6 million or 40.1% for the nine months ended May 31, 2021 compared to the nine months ended May 31, 2020. The decrease was primarily due to a decrease in the volume of railcars sold that we purchased from third parties and lower transportation costs.

Leasing & Services margin as a percentage of revenue increased 17.1% for the nine months ended May 31, 2021 compared to the nine months ended May 31, 2020. The increase in margin was primarily attributed to the benefit associated with a lease transfer fee on previously syndicated railcars during the nine months ended May 31, 2021. Margin as a percentage of revenue for the nine months ended May 31, 2020 was negatively impacted by higher sales of railcars that we purchased from third parties which have lower margin percentages.

Leasing & Services operating profit decreased $9.8 million or 28.5% for the nine months ended May 31, 2021 compared to the nine months ended May 31, 2020. The decrease was primarily attributed to an $18.2 million reduction in net gain on disposition of equipment partially offset by the benefit associated with a lease transfer fee during the nine months ended May 31, 2021.

Selling and Administrative Expense

	Nine Months Ended May 31,		Increase	%
(In thousands)	2021	2020	(Decrease)	Change
Selling and administrative expense	$136,371	$158,455	$(22,084)	(13.9%)

Selling and administrative expense was $136.4 million or 11.9% of revenue for the nine months ended May 31, 2021 compared to $158.5 million or 7.4% of revenue for the prior comparable period. The $22.1 million decrease was primarily attributed to a decline in employee related costs resulting from headcount reductions, a decrease in other controllable spending categories as part of our strategic cost control and liquidity initiatives and a decrease in the administrative fees paid to our joint venture partner in Mexico due to lower levels of activity.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $0.8 million for the nine months ended May 31, 2021 compared to $19.4 million for the prior comparable period.

Net gain on disposition of equipment primarily includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to accommodate customer demand and to manage risk and liquidity; and disposition of property, plant and equipment.

Other Costs

Interest and foreign exchange expense was composed of the following:

	Nine Months Ended May 31,		Increase
(In thousands)	2021	2020	(Decrease)
Interest and foreign exchange:
Interest and other expense	$31,274	$31,266	$8
Foreign exchange (gain) loss	(399)	1,757	(2,156)
	$30,875	$33,023	$(2,148)

The $2.1 million decrease in interest and foreign exchange expense from the prior comparable period was primarily attributed to the change in the Mexican Peso’s and Brazilian Real’s foreign exchange rate relative to the U.S. Dollar.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt was $4.8 million for the nine months ended May 31, 2021, which relates to the retirement of $207.1 million of our 2.875% convertible notes due 2024 and $50 million of our 2.25% convertible notes due 2024.

Income Tax

For the nine months ended May 31, 2021, we had an income tax benefit of $36.0 million on pre-tax loss of $37.8 million.  The tax benefit for the nine months ended May 31, 2021 primarily related to accelerated depreciation and the impact of the CARES Act which allows us to carry back to years when tax rates were higher, resulting in a tax benefit. The tax benefit is derived from the US Federal tax rate differential between the 2016 tax rate of 35% and our current rate of 21%.

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

Earnings from unconsolidated affiliates was $1.3 million for the nine months ended May 31, 2021 compared to $3.8 million for the nine months ended May 31, 2020. The decrease in earnings from unconsolidated affiliates was primarily related to a decrease in earnings from our investment in Axis, a joint venture that manufactures and sells axles to its joint venture partners, and a decrease in earnings in our Brazil operations.

Noncontrolling Interest

Net loss attributable to noncontrolling interest was $1.2 million for the nine months ended May 31, 2021 compared to Net earnings attributable to noncontrolling interest of $30.8 million in the prior comparable period, which primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

Liquidity and Capital Resources

	Nine Months Ended May 31,
(In thousands)	2021	2020
Net cash provided by (used in) operating activities	$(123,838)	$89,032
Net cash provided by (used in) investing activities	(49,292)	32,968
Net cash provided by (used in) financing activities	(41,953)	301,168
Effect of exchange rate changes	9,885	(17,693)
Increase (decrease) in cash and cash equivalents and restricted cash	$(205,198)	$405,475

We have been financed through cash generated from operations and borrowings. At May 31, 2021, cash and cash equivalents and restricted cash were $636.9 million, a decrease of $205.2 million from $842.1 million at August 31, 2020.

The change in cash provided by (used in) operating activities for the nine months ended May 31, 2021 compared to the nine months ended May 31, 2020 was primarily due to a net change in working capital as we increase production rates and a decrease in earnings during the nine months ended May 31, 2021 due to lower volumes of operating activities.

Cash provided by (used in) investing activities primarily related to capital expenditures net of proceeds from the sale of assets and investment activity with our unconsolidated affiliates. The change in cash provided by (used in) investing activities for the nine months ended May 31, 2021 compared to the nine months ended May 31, 2020 was primarily attributable to a reduction in proceeds from the sale of assets and an increase in capital expenditures.

Capital expenditures totaled $62.8 million and $55.3 million for the nine months ended May 31, 2021 and 2020, respectively. Capital expenditures for 2021 primarily relate to additions to our lease fleet and on-going investments into the safety and productivity of our facilities. Leasing & Services and corporate capital expenditures were approximately $41.5 million and $6.6 million for the nine months ended May 31, 2021 and 2020, respectively. Manufacturing capital expenditures were approximately $14.9 million and $40.3 million for the nine months ended May 31, 2021 and 2020, respectively. Wheels, Repair & Parts capital expenditures were approximately $6.4 million and $8.4 million for the nine months ended May 31, 2021 and 2020, respectively.

Proceeds from the sale of assets, which primarily related to sales of railcars from our lease fleet within Leasing & Services, were approximately $12.2 million and $78.5 million for the nine months ended May 31, 2021 and 2020, respectively. Assets from our lease fleet are periodically sold in the normal course of business to accommodate customer demand and to manage risk and liquidity.

The change in cash provided by (used in) financing activities for the nine months ended May 31, 2021 compared to the nine months ended May 31, 2020 was primarily attributed to repayments of debt, net of proceeds, and the repurchase of common stock. During the nine months ended May 31, 2021, we refinanced certain debt by issuing $373.8 million of new convertible notes due 2028 and retiring a total of $257.1 million of convertible notes due 2024.

A quarterly dividend of $0.27 per share was declared on July 9, 2021.

The Board of Directors has authorized our company to repurchase shares of our common stock. The share repurchase program has an expiration date of January 31, 2023. The amount remaining for repurchase was $100.0 million as of May 31, 2021. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time to time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The program may be modified, suspended or discontinued at any time without prior notice. The share repurchase program does not obligate us to acquire any specific number of shares in any period. There were no shares repurchased under the share repurchase program during the nine months ended May 31, 2021 and 2020.

Senior secured credit facilities, consisting of four components, aggregated to $1.04 billion as of May 31, 2021. We had an aggregate of $221.3 million available to draw down under committed credit facilities as of May 31, 2021. This amount consists of $148.5 million available on the North American credit facility, $32.8 million on the European credit facilities and $40.0 million on the Mexican credit facilities.

As of May 31, 2021, a $600.0 million revolving line of credit, maturing June 2024, secured by substantially all of our assets in the U.S. not otherwise pledged as security for term loans or the warehouse credit facility, was available to provide working capital and interim financing of equipment, principally for the Company’s U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.50% or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of May 31, 2021, a $300.0 million non-recourse warehouse credit facility existed to support the operations of GBX Leasing, a joint venture in which we own approximately 90%. Advances under this facility bear interest at LIBOR plus 2.0%. The warehouse credit facility converts to a term loan in April 2023 which matures in April 2025. As of May 31, 2021, there were $96.6 million in outstanding borrowings associated with this facility.

As of May 31, 2021, lines of credit totaling $71.4 million secured by certain of our European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.5% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of our European manufacturing operations. The European lines of credit include $36.6 million of facilities which are guaranteed by us. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from August 2021 through September 2022.

As of May 31, 2021, our Mexican railcar manufacturing operations had three lines of credit totaling $70.0 million. The first line of credit provides up to $30.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.75% to 4.25%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2024. The second line of credit provides up to $35.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.70%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2023. The third line of credit provides up to $5.0 million and matures in September 2022. Advances under this facility bear interest at LIBOR plus 2.95% and are to be used for working capital needs.

As of May 31, 2021, outstanding commitments under the senior secured credit facilities consisted of $160.0 million in borrowings and $25.2 million in letters of credit under the North American credit facility, $38.6 million outstanding under the European credit facilities and $30.0 million outstanding under the Mexican credit facilities.

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into financing leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of May 31, 2021, we were in compliance with all such restrictive covenants.

From time to time, we may seek to repurchase or otherwise retire or exchange securities, including outstanding convertible notes, borrowings and equity securities, and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include open market repurchases, unsolicited or solicited privately negotiated transactions or other retirements, repurchases or exchanges. Such retirements, repurchases or exchanges of one note or security for another note or security (now or hereafter existing), if any, will depend on a number of factors, including, but not limited to, prevailing market conditions, trading levels of our debt, our liquidity requirements and contractual restrictions, if applicable. The amounts involved in any such transactions may, individually or in the aggregate, be material and may involve all or a portion of a particular series of notes or other indebtedness which may reduce the float and impact the trading market of notes or other indebtedness which remain outstanding. We repurchased $20.0 million of our company’s common stock during the three and nine months ended May 31, 2021.

These shares were repurchased, in privately negotiated transactions, as part of our debt refinancing in April 2021 and were not associated with a publicly announced plan or program.

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

Leasing & Services

Through our existing lease fleet and our GBX Leasing joint venture, we own a fleet of new and used railcars which are leased to third-party customers. Lease revenue is recognized over the lease-term in the period in which it is earned.

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

In accordance with Accounting Standards Codification (ASC) Topic 350, Intangibles–Goodwill and Other (ASC 350), the Company evaluates goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses a two-step process to assess the realizability of goodwill. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, the Company analyzes changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there are indicators of a significant decline in the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed to the quantitative second step where the fair value of a reporting unit is calculated based on weighted income and market-based approaches. If the fair value of a reporting unit is lower than its carrying value, an impairment to goodwill is recorded, not to exceed the carrying amount of goodwill in the reporting unit. We performed our annual goodwill impairment test during the third quarter of 2021 and we concluded that goodwill was not impaired.

As of May 31, 2021, our goodwill balance was $133.1 million of which $89.8 million related to our Manufacturing segment and $43.3 million related to our Wheels, Repair & Parts segment. Our Manufacturing segment includes the North America Manufacturing reporting unit with a goodwill balance of $56.7 million and the Europe Manufacturing reporting unit with a goodwill balance of $33.1 million.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecasted foreign currency sales and expenses. At May 31, 2021 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $147.7 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact of a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At May 31, 2021, net assets of foreign subsidiaries aggregated $377.1 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $37.7 million, or 2.9% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $241.4 million of variable rate debt to fixed rate debt. As a result, we are exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At May 31, 2021, 54% of our outstanding debt had fixed rates and 46% had variable rates. At May 31, 2021, a uniform 10% increase in variable interest rates would result in approximately $0.7 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 14 to Consolidated Financial Statements, Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2020 and our subsequent Quarterly Reports on Form 10-Q. Except as set forth below, there have been no material changes in the Risk Factors described in our Annual Report on Form 10-K for the year ended August 31, 2020 and subsequent Quarterly Reports on Form 10-Q.

The COVID-19 coronavirus pandemic, governmental reaction to the pandemic, and related economic disruptions could continue to negatively impact our business, liquidity and financial position, results of operations, stock price, and ability to convert backlog to revenue.

With widespread administration of the COVID-19 vaccine, economic activity in our core markets of North America and Europe has increased. Nevertheless, the pandemic has not yet been fully contained and the number of its victims and the extent of negative impact on the global economy cannot be foreseen. We currently identify the following factors as the most significant risks to our business due to COVID-19, governmental actions, and economic conditions.

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

•

If an outbreak of COVID-19 were to occur at one of our large facilities, we could be obligated to close such facility for an extended period of time and might not have a workforce adequate to meet our operating needs.

•

The operations of one or more of our customers may be disrupted or cease, thereby increasing the likelihood that our customers may attempt to delay, defer or cancel orders, reduce orders for our products and services in the future or cease to operate as going concerns.

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

Additionally, the reopening of the economy presents its own risks to our business. Mismatch of supply and demand, interruptions of supply lines, inefficient or overloaded logistics platforms, among other factors may cause the markets for the inputs to our business to fail to operate effectively or efficiently (including sectoral price inflation). There is no guarantee that we will be able to absorb fully such additional costs in the prices for our goods and services. Labor shortages in the geographies where we operate could prevent us from converting backlog to revenue. General inflation, including wage inflation, rises in interest rates, currency volatility as well as monetary, fiscal and policy interventions by national or regional governments in anticipation of or reaction to such events could have negative impacts on our business by increasing our operating costs and our borrowing costs as well as decreasing the capital available for our customers to purchase our goods and services.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. The share repurchase program has an expiration date of January 31, 2023. The amount remaining for repurchase was $100.0 million as of May 31, 2021.

Shares repurchased during the three months ended May 31, 2021 were as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2021 – March 31, 2021	—		—	—	$100,000,000
April 1, 2021 – April 30, 2021	468,823	(1)	$42.66	—	$100,000,000
May 1, 2021 – May 31, 2021	—		—	—	$100,000,000
	468,823			—

(1) These shares were repurchased, in privately negotiated transactions, as part of the Company’s debt refinancing in April 2021 and were not associated with a publicly announced plan or program.

Item 6. Exhibits

(a)	List of Exhibits:

4.4

Indenture between the Registrant and Wells Fargo Bank, National Association, as Trustee, including the Form of Note attached as Exhibit A thereto, dated April 20, 2021 is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed April 21, 2021.

4.5

First Supplemental Indenture dated June 1, 2021 to the Indenture dated April 20, 2021 between the Registrant and Wells Fargo Bank, National Association, as Trustee, including the Form of Note attached as Exhibit A thereto.

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

THE GREENBRIER COMPANIES, INC.

Date:	July 9, 2021	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President,
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)