Form 10-K
period 2021-08-31
GREENBRIER COMPANIES INC
filed 2021-10-26
CIK 923120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549-1004

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2021

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes ☐ No ☒

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

Large accelerated filer	☒	Accelerated filer □	Non-accelerated filer □	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒

Aggregate market value of the registrant’s Common Stock held by non-affiliates as of February 28, 2021 (based on the closing price of such shares on such date) was $1,502,646,519.

The number of shares outstanding of the registrant’s Common Stock on October 20, 2021 was 32,484,998 without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement prepared in connection with the Annual Meeting of Shareholders to be held on January 7, 2022 are incorporated by reference into Parts II and III of this Report.

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

Many of these risks and other factors are beyond our ability to control or predict. Words such as “anticipates,” “believes,” “can,” “could,” “designed to,” “estimates,” “expects,” “foreseeable future”, “future,” “goal,” “intends,” “likely,” “may,” “plans,” “potential,” “seeks,” “should,” “strategy,” “will,” “would,” and similar expressions identify forward-looking statements. In addition, statements regarding expectations of cost savings or our ability to navigate current challenges, or operate efficiently when the freight industry market recovers from the significant decline in global economic activity resulting from the COVID-19 coronavirus pandemic or any other statements that explicitly or implicitly draw trends in our performance or the markets in which we operate, or characterize future events or circumstances, are forward-looking statements.

These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A, “Risk Factors,” Item 1, “Business – Backlog,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 9A. “Controls and Procedures – Inherent Limitations on Effectiveness of Controls.” Forward-looking statements are based on currently available operating, financial and market information and are inherently uncertain. Investors should not place undue reliance on forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. Actual future results and trends may differ materially from such forward-looking statements. Except as otherwise required by law, we do not assume any obligation to update any forward-looking statements.

All references to years refer to the fiscal years ended August 31st unless otherwise noted.

The Greenbrier Companies is a registered trademark of The Greenbrier Companies, Inc. Gunderson, Auto-Max II, and Multi-Max are trademarks of Gunderson LLC.

PART I

Item 1.	BUSINESS

Introduction

We are one of the leading designers, manufacturers and marketers of railroad freight car equipment in North America, Europe, South America and other geographies as opportunities arise. We also are a manufacturer and marketer of marine barges in North America. We also offer railcar management, regulatory compliance services and leasing services to railcar owners or other users of railcars in North America. We are a leading provider of freight railcar wheel services, parts and maintenance in North America. Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil.

We operate an integrated business model in North America that combines freight car manufacturing, wheel services, railcar maintenance, component parts, leasing and fleet management services. Our model is designed to provide customers with a comprehensive set of freight car solutions by utilizing our substantial engineering, mechanical and technical capabilities as well as our experienced commercial personnel. Our integrated model allows us to develop cross-selling opportunities and synergies among our various business segments thereby enhancing our margins. We believe our integrated model is difficult to duplicate and provides greater value for our customers and investors.

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

Conventional Railcars - We produce a variety of covered hopper cars for industrial and food grade starches, grain, fertilizer, cement, heavy ore minerals and plastic pellets as well as gondolas and open top hoppers for steel, metals and aggregates. We also produce a wide range of boxcars, which are used in the transport of paper products, perishables and general merchandise. Our flat car products include center partition cars for the forest products industry and heavy-duty flat cars.

Tank Cars - We produce a variety of tank cars, including general service, pressurized, coiled, lined, insulated carbon steel and stainless steel tank cars. These are designed for the transportation of petroleum products, ethanol, liquefied petroleum gas (LPG), petrochemicals, caustic soda, chlorine, fertilizers, vegetable oils, bio-diesel and various other products.

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

European Railcar Manufacturing - Our European manufacturing operations produce a variety of tank, automotive and conventional freight railcar types, including a comprehensive line of pressurized tank cars for liquid petroleum, LPG gas, chlorine and ammonia and non-pressurized tank cars for light oil, chemicals and other products. In addition, our European manufacturing operations produce flat cars, cars for coil steel and metals, gondolas, intermodal cars, sliding wall cars, hoppers and automobile transport cars.

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

Railcar Maintenance - We operate a railcar maintenance network in North America including shops certified by the Association of American Railroads (AAR). Our shops perform routine railcar maintenance for third parties and for our leased and managed railcar fleets.

Component Parts Manufacturing - Our component parts facilities recondition and manufacture railcar cushioning units, couplers, yokes, side frames, bolsters and various other parts. We also produce roofs, doors and associated parts for boxcars.

Leasing & Services Segment

In February 2021 we announced a refined leasing strategy to grow our owned portfolio of leased railcars by approximately $200 million a year to create an incremental annuity stream of tax-advantaged cash flows while reducing our exposure to the new railcar order and delivery cycle. We are executing this strategy through GBX Leasing, a joint venture in which we own approximately 95%. GBX Leasing commenced operations in April 2021. GBX Leasing is financed with non-recourse debt and is expected to be levered approximately 3:1 debt to equity. We intend that GBX Leasing will aggregate leased railcars to obtain term or capital market financing. GBX Leasing is consolidated for financial reporting purposes within the Leasing & Services segment. Greenbrier Management Services provides management services to the GBX Leasing fleet.

Leasing - We operate a railcar leasing business in North America. Our relationships with financial institutions and operating lessors combined with our ownership of a lease fleet of approximately 8,800 railcars, which includes GBX Leasing, enables us to offer flexible financing programs to our customers including operating leases of varied intervals and “per diem” leases. The percentage of owned units on lease was 94.1% at August 31, 2021 with an average remaining lease term of 3.6 years and an average age of 5.1 years. We also originate leases of railcars, which are either newly built or refurbished by our operations, or bought in the secondary market, and sell the railcars and attached leases to financial institutions or other investors, typically with multi-year management services agreements. As an equipment owner and an originator of leases, we participate principally in the operating lease segment of the market. Under the majority of our leases, we are responsible for maintenance and administration of the leased cars. Assets from our owned lease fleet are periodically sold to accommodate customer demand, manage risk and maintain liquidity.

Management Services - Our North American management services business offers a broad array of software and services that include railcar maintenance management, railcar accounting services (such as billing and revenue collection, car hire receivable and payable administration), total fleet management (including railcar tracking using proprietary software), fleet logistics, administration and railcar re-marketing. We currently provide management services for a fleet of approximately 444,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. In addition, our Regulatory Services Group offers regulatory, engineering, process consulting and advocacy support to the tank car and petrochemical rail shipper community, among other services.

Unconsolidated Affiliates

U.S. Axle Manufacturing - We have a 41.9% interest in Axis, LLC (Axis), a joint venture that manufactures and sells axles to its joint venture partners for use and distribution both domestically and internationally in traditional freight railcar markets and other railcar markets.

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

Backlog

The following table depicts our reported railcar backlog subject to third party sale or lease in number of railcars and estimated future revenue value attributable to such backlog, at the dates shown:

	August 31,
	2021	2020	2019
New railcar backlog units (1)	26,600	24,600	30,300
Estimated future revenue value (in millions) (2)	$2,810	$2,420	$3,280

(1)	Each platform of a railcar is treated as a separate unit.
(2)	Subject to change based on finalization of product mix.

Approximately 7% of backlog units and 6% of estimated backlog value as of August 31, 2021 was associated with our Brazilian manufacturing operation which are accounted for under the equity method.

Based on current production schedules, approximately 14,500 units in the August 31, 2021 backlog are scheduled for delivery in 2022. The balance of the production is scheduled for delivery in 2023 and beyond.

Backlog units for lease may be syndicated to third parties or held in our own fleet depending on a variety of factors. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix and pricing will be determined in the future, which may impact backlog. Marine backlog was $70 million and $51 million as of August 31, 2021 and 2020, respectively.

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

In 2021, revenue from two customers accounted for approximately 26% of total revenue which represented 33% of Manufacturing revenue, 7% of Leasing & Services revenue and 2% of Wheels, Repair & Parts revenue. No other customers accounted for greater than 10% of total revenue.

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

Certain materials and components are periodically in short supply which could potentially impact production at our new railcar and refurbishment facilities. We experienced an increase in the price and shortages of certain materials and components during 2021, in particular the cost of steel. In an effort to mitigate shortages and reduce supply chain costs, we have entered into strategic alliances and multi-year arrangements for the global sourcing of certain materials and components, we operate a replacement parts business which aids in our vertical integration and we continue to pursue strategic opportunities to protect and enhance our supply chain. We periodically make advance purchases to avoid possible shortages of material due to capacity limitations of component suppliers, shipping and transportation delays and possible price increases.

In 2021, the top ten suppliers for all inventory purchases accounted for approximately 47% of total purchases. The top supplier accounted for 18% of total inventory purchases in 2021. No other suppliers accounted for more than 10% of total inventory purchases. We believe we maintain good relationships with our suppliers.

Competition

We are currently one of the two largest railcar manufacturers competing in North America. There are also a handful of specialty builders who focus on niche markets. We believe that in Europe we are in the top tier of railcar manufacturers. Through our 60% ownership interest in Greenbrier-Maxion, we are the leading railcar manufacturer in South America. The railcar manufacturing industry is becoming more global as customers are purchasing railcars from manufacturers outside of their geographic region. In all railcar markets that we serve, we compete on the basis of quality, price, reliability of delivery, product design and innovation, reputation and customer service and support.

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

There are at least twenty institutions in North America that provide railcar leasing and/or services similar to ours. Many of them are also customers that buy new railcars from our manufacturing facilities and used railcars from our lease fleet, as well as utilize our management and maintenance services. We compete primarily on the basis of quality, price, delivery, reputation, service offerings and deal structuring and syndication ability. We believe our strong servicing capability and our ability to sell railcars with a lease attached (syndicate railcars), integrated with our manufacturing, maintenance shops, railcar specialization and expertise in particular lease structures provide a strong competitive advantage.

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

Through our research and customer relationships, insights are derived into the potential need for new products and services. Marketing and engineering personnel collaborate to evaluate opportunities and develop new products and features. Research and development costs incurred during the years ended August 31, 2021, 2020 and 2019 were $6.3 million, $5.8 million and $5.4 million, respectively.

Human Capital

With the oversight of the Board, our CEO and senior leadership are thoughtfully invested in our global workforce. We regularly review our priorities and progress in each of the areas highlighted below.

Safety - We continue to navigate the COVID-19 pandemic focusing on a safe and healthy work environment for our global employees. Our safety performance is monitored regularly by senior leadership and our Board. We are proud of the sustained improvement in our safety statistics even while we have experienced significant fluctuations in headcount over the past 18 months.

Talent and Diversity - We recognize that a talented and diverse workforce is critical to our success. This year we continued our focus on leadership development and expanded our talent programs to include development for emerging leaders throughout our company, as well as invested in training and learning resources for employees at all levels in the organization. Employees are encouraged to invest their time and energy into these opportunities.

Building upon our core value of Respect for People, we formally launched our IDEAL (Inclusion, Diversity, Equity, Access and Leadership) commitment in the fall of 2020. We established a strategy, action plan and a roadmap to guide continual progress and achievement of measurable goals. Our IDEAL commitment is supported by our Board, senior leadership and a recently-constituted Diversity and Inclusion Strategy Committee (DISC). IDEAL has been embraced throughout our company.

Compensation and Benefits - We are facing an unusually competitive compensation environment which could impact our ability to attract and retain talent. To remain competitive and attract and retain top talent globally, we are evaluating our compensation programs. This includes reviewing base pay levels for equity both internally and externally and assessing the effectiveness of our short and long-term incentive programs. In addition, we strive to provide competitive health and wellness programs to our employees.

The items above support our overall emphasis on attracting a diverse talent base and fostering an inclusive culture for our global workforce.

Our Environmental, Social & Governance Report provides additional information regarding our environmental, social and governance goals and initiatives and can be found on our website. Information contained on or accessible through our website is not incorporated into, and does not constitute a part of, this filing.

The following table summarizes the approximate number of employees by segment as of August 31, 2021 at our consolidated entities:

Number of Employees
Manufacturing	9,400
Wheels, Repair & Parts	600
Leasing & Services (Includes Corporate)	300
Total Employees	10,300

While our total number of employees at the end of August 31, 2021 remained relatively consistent with the headcount at August 31, 2020, we experienced a significant decline in the number of our employees during most of 2021 as volumes declined and strategic spending reductions were implemented. However, as production rates and volumes began to increase as we approached August 31, 2021, we increased our headcount to meet increasing demand.

In Manufacturing, 4,900 employees are represented by unions. At our Wheels, Repair & Parts locations, approximately 40 employees are represented by a union.

Patents and Trademarks

We have a proactive program aimed at protecting our intellectual property and the results from our research and development. We have obtained a number of U.S. and non-U.S. patents of varying duration, and pending patent applications, registered trademarks, copyrights and trade names. We believe that manufacturing expertise, the improvement of existing technology and the development of new products are at least as important as patent protection in establishing and maintaining a competitive advantage in our market.

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

The EPA's January 6, 2017 ROD identifies a clean-up remedy that the EPA estimates will take 13 years of active remediation, followed by 30 years of monitoring with an estimated undiscounted cost of $1.7 billion. The EPA typically expects its cost estimates to be accurate within a range of -30% to +50%, but this ROD states that changes in costs are likely to occur as a result of new data collected over a 2-year period prior to final remedy design. The ROD identifies 13 Sediment Decision Units. One of the units, RM9W, includes the nearshore area of the river sediments offshore of the Portland Property as well as upstream and downstream of the facility. It also includes a portion of our company’s riverbank. The ROD does not break down total remediation costs by Sediment Decision Unit. The EPA's ROD concluded that more data was needed to better define clean-up scope and cost. On December 8, 2017, the EPA announced that Portland Harbor is one of 21 Superfund sites targeted for greater attention. On December 19, 2017, the EPA announced that it had entered a new AOC with a group of four potentially responsible parties to conduct additional sampling during 2018 and 2019 to provide more certainty about clean-up costs and aid the mediation process to allocate those costs. The parties to the mediation, including us, agreed to help fund the additional sampling, which is now complete. The EPA requested that potentially responsible parties enter AOCs during 2019 agreeing to conduct remedial design studies. Some parties have signed AOCs, including one party with respect to RM9W which includes the area offshore of our manufacturing facility. We have not signed an AOC in connection with remedial design, but will potentially be directly or indirectly responsible for conducting or funding a portion of such RM9W remedial design. The allocation process is continuing in parallel with the process to define the remedial design.

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

On January 30, 2017 the Confederated Tribes and Bands of Yakama Nation sued 33 parties including our company as well as the U.S. and the State of Oregon for costs it incurred in assessing alleged natural resource damages to the Columbia River from contaminants deposited in Portland Harbor. Confederated Tribes and Bands of the Yakama Nation v. Air Liquide America Corp., et al., U.S. Court for the District of Oregon Case No. 3i17-CV-00164-SB. The complaint does not specify the amount of damages the plaintiff will seek. The case has been stayed until January 14, 2022.

Oregon Department of Environmental Quality (DEQ) Regulation of Portland Manufacturing Operations

We entered into a Voluntary Cleanup Agreement with the Oregon Department of Environmental Quality (DEQ) in which we agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland Property may have released hazardous substances into the environment. We have also signed an Order on Consent with the DEQ to finalize the investigation of potential onsite sources of contamination that may have a release pathway to the Willamette River. Interim precautionary measures are also required in the order and the Company is discussing with the DEQ potential remedial actions which may be required. Our aggregate expenditure has not been material, however we could incur significant expenses for remediation. Some or all of any such outlay may be recoverable from other responsible parties.

Regulation

We must comply with the rules of the U.S. Department of Transportation (USDOT) and the administrative agencies it oversees including the Federal Railroad Administration (FRA), the Pipeline and Hazardous Materials Safety Administration (PHMSA), and the Department of Homeland Security (DHS) in the U.S. and Transport Canada (TC) in Canada, each of which administer and enforce laws and regulations relating to railroad safety. More specifically, the transportation of hazardous materials by rail is subject to rigorous oversight by FRA, PHMSA, and DHS. Railroads, acting through the Association of American Railroads (AAR), work in partnership with these and other local, state, and federal entities on hazardous materials-related issues, including train routing, security, tank car design and emergency response. Railroads also require compliance with certain industry best practices which at times exceed federal requirements for trains carrying hazardous materials. These regulations govern equipment and safety appliance standards for freight cars and other rail equipment used in interstate and international commerce throughout North America. The AAR promulgates rules and regulations governing the safety and design of equipment, relationships among railroads and other railcar owners with respect to railcars in interchange, and other matters. The AAR also certifies railcar builders and component manufacturers that provide equipment for use on North American railroads. These regulations require maintaining certifications with the AAR as a railcar builder and maintenance provider and component manufacturer, and products sold and leased by us in North America must meet AAR, TC, PHMSA and FRA standards.

The primary regulatory and industry authorities involved in the regulation of the ocean-going barge industry are the U.S. Coast Guard, the Maritime Administration of the USDOT, and private industry classing organizations such as the American Bureau of Shipping.

Our operations are subject to regulation of health and safety matters by the U.S. Occupational Safety and Health Administration ("OSHA") and the Secretaria del Trabajo y Prevision Social ("STPS") in Mexico. We believe that we employ appropriate precautions to protect our employees and others from workplace injuries and harmful exposure to materials handled and managed at our facilities. However, claims asserted against us for work-related illnesses or injury and the further adoption of occupational safety and health regulations in the U.S. or in foreign jurisdictions in which we operate could increase our operating costs. While we do not anticipate having to make material expenditures in order to remain in substantial compliance with health and safety laws and regulations, we are unable to predict the ultimate cost of compliance.

The regulatory environment in Europe consists of a combination of EU regulations and country specific regulations, including a harmonized set of Technical Standards for Interoperability of freight wagons throughout the EU. The regulatory environment in Brazil consists of oversight from the Ministry of Infrastructure, the National Agency of Ground Transportation and the National Association of Railroad Transporters. In all other countries, we conform to country specific regulations where applicable.

Additional Information

We are a reporting company and file annual, quarterly, current and special reports, proxy statements and other information with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Through a link on the Investor Relations section of our website, http://www.gbrx.com, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K; Quarterly Reports on Form 10-Q; Current Reports on Form 8-K; and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available free of charge. Copies of our Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Corporate Governance Guidelines and Code of Business Conduct and Ethics are also available on our web site at http://www.gbrx.com. In addition, each of the reports and documents listed above are available free of charge by contacting our Investor Relations Department at The Greenbrier Companies, Inc., One Centerpointe Drive, Suite 200, Lake Oswego, Oregon 97035.

Item 1A.RISK FACTORS

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

Risks Related to Our Business

The COVID-19 coronavirus pandemic, and the related decline in global economic activity, as well as governmental reaction to the pandemic could continue to negatively impact our business, liquidity and financial position, results of operations, stock price, and ability to convert backlog to revenue.

The COVID-19 pandemic has not yet been contained. We currently identify the following factors as the most significant risks to our business due to COVID-19, governmental actions, and economic conditions.

•

We may be prevented from operating our manufacturing facilities, maintenance shops, wheel shops or other worksites due to the illness of our employees, “stay-at-home” regulations, and employee reluctance to appear for work. Extended closure of one or more of our large facilities could have a material negative impact on our financial position and results of operations.

•

We function as an essential infrastructure business under guidance issued by the Department of Homeland Security. Similar guidelines and authorities exist in other nations where we operate. If our current status were eliminated or curtailed, we could be required to temporarily close one or more of our manufacturing facilities, maintenance shops, wheel shops or other worksites for an extended period of time.

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

We depend on skilled labor in all areas of our business. Some of our facilities are located in areas where demand for skilled labor often exceeds supply. Shortages of some types of skilled labor such as welders and machine operators could restrict our ability to maintain or increase production rates, lead to production inefficiencies and increase our labor costs. Due to the competitive nature of the labor markets in which we operate and the cyclical nature of the railcar industry, the resulting employment cycle increases our risk of not being able to recruit, train and retain the employees we require at efficient costs and on reasonable terms, particularly when the economy expands, production rates are high or competition for such skilled labor increases. Additionally, we may develop an adverse relationship with our workforce or third party labor providers. We are a party to collective bargaining agreements with various labor unions at some of our operations. Disputes with regard to the terms and conditions of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot be assured that our relations with our workforce will remain positive. If our workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, or if union representation is implemented at such sites and we are unable to agree with the union on reasonable employment terms, including wages, benefits, and work rules, we could experience a significant disruption of our operations and incur higher ongoing labor costs. Our costs to recruit, train and retain necessary, qualified employees may exceed our expectations. If we are unable to recruit, train and retain adequate numbers of qualified employees and third party labor providers on a timely basis or at a reasonable cost or on reasonable terms, our business and results of operations could be adversely affected.

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

We have acquired businesses and invested in or entered into joint ventures in past periods. We may in the future acquire other businesses or invest in or enter into joint ventures with other companies. Our failure to identify future acquisition or joint venture opportunities, or to complete potential acquisitions or joint ventures on favorable terms, could hinder our ability to grow our business.  These transactions create risks such as:

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

Our manufacturing operations depend in part on our ability to obtain timely deliveries of materials, components and services in acceptable quantities and quality from our suppliers. In 2021, the top ten suppliers for all inventory purchases accounted for approximately 47% of total purchases. The top supplier accounted for 18% of total inventory purchases in 2021. No other suppliers accounted for more than 10% of total inventory purchases. Certain components of our products, particularly specialized components like castings, bolsters, trucks, wheels and axels, and certain services, such as lining capabilities, are currently only available from a limited number of suppliers. If any one or more of our suppliers cease to provide us with sufficient quantities of our components or services in a timely manner or on terms acceptable to us, or cease to provide services or manufacture components of acceptable quality, or go out of business, we could incur disruptions or be limited in our production of our products and we could have to seek alternative sources for these components or services.

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

We regularly face attempts by others to gain unauthorized access through the Internet, or to introduce malicious software, to our information technology systems. Additionally, malicious hackers, state-sponsored organizations, terrorists, employees and third-party service providers, or intruders into our physical facilities may attempt to gain unauthorized access and corrupt the processes used to operate our businesses and to design and manufacture our products. We are also a target of malicious attackers who attempt to gain access to our network or those of our customers; steal proprietary information related to our business, products, employees, and customers; interrupt our systems and services or those of our customers; or demand ransom to return control of such systems and services. Such attempts are increasing in number and in technical sophistication, and if successful, expose us and the affected parties to risk of loss or misuse of proprietary or confidential information or disruptions of our business operations. Our information technology infrastructure also includes products and services provided by third parties, and these providers can experience breaches of their systems and products that affect the security of our systems and our proprietary or confidential information. Our reliance on information technology increases as working remotely increases among our employees.

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

We face several risks due to our debt and debt service obligations including our potential inability to satisfy our financial obligations related to our consolidated indebtedness; potential breach of the covenants in our credit agreements; our ability to borrow additional amounts or refinance existing indebtedness in the future to fund operating needs may be limited or costly; our availability of cash flow may be inadequate because a portion of our cash flow is needed to pay principal and interest on our debt; we may be vulnerable to competitive pressures and to general adverse economic or industry conditions, including fluctuations in market interest rates or a downturn in our business; we may be at a disadvantage relative to our competitors that have greater financial resources than us or more flexible capital structures than us; we face additional exposure to the risk of increased interest rates as certain of our borrowings are at variable rates of interest, which could result in higher interest expense in the event of an increase in interest rates; restrictions under debt agreements may adversely interfere with our financial and operating flexibility and subjecting us to other risks; and exposure to the possibility that we may suffer a material adverse effect on our business and financial condition if we are unable to service our debt or obtain additional financing, as needed.

We, our subsidiaries, and our joint ventures may incur additional indebtedness, including secured indebtedness, and other obligations and liabilities that do not constitute indebtedness. This could increase the risks associated with our debt. Some of our credit facilities and existing indebtedness use the London Interbank Offered Rates (LIBOR) as a benchmark for establishing interest rates. LIBOR is the subject of proposals for reform. The consequences of these developments with respect to LIBOR cannot be entirely predicted at this time, but could result in an increase in the cost of our variable rate debt.

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

We are required to perform an annual impairment test of goodwill and other indefinite lived assets which could result in an impairment charge if it is determined that the carrying value of the asset exceeds its fair value. We perform a goodwill impairment test annually at the reporting unit level during the third quarter of each year, or whenever events or circumstances indicate that the carrying value of these assets may exceed their fair value.

When economic, market or industry trends, business changes, or underperforming financial performance suggest a change in circumstances indicating a decline in fair value of a reporting unit, the assets are evaluated for impairment. Among other things, our assumptions in the valuation of goodwill may include reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in the Company’s management, strategy and primary user base. If indicators suggest it is more likely than not that the fair value of a reporting unit is less than its carrying value, it may result in an impairment of goodwill. As of August 31, 2021, we had $88.8 million of goodwill in our Manufacturing segment and $43.3 million in our Wheels, Repair & Parts segment. Impairment charges to our goodwill or other indefinite lived intangible assets would impact our results of operations. Future write-downs of goodwill and other assets could affect certain of the financial covenants under debt instruments and could restrict our financial flexibility.

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

Risks Related to Market and Economic Factors

The types of rail equipment we sell and the services we provide significantly impact our revenue and our margin and are dependent on broad economic trends over which we have little or no control.

We manufacture, lease, maintain and refurbish a broad range of railcars and related rail equipment. The demand for specific types of railcars and the mix of repair and refurbishment work varies over time. Changes in the global economy and the industries and geographies that we serve cause shifts in demand for specific products and services. These shifts in demand could affect our results of operations and could have an adverse effect on our revenue and our profitability. Demand for specific types of railcars increases and decreases with the demand for goods such as grains, metals, construction aggregates, fertilizer, perishables and general merchandise, plastic pellets, oil and gas, bio-fuels, chemicals, and automobiles, among others, which is beyond our control.

Cyclical economic downturns in our industry usually result in decreased demand for our products and services and reduced revenue.

The industry in which we operate is subject to periodic economic cycles. Our industry currently is in an economic downturn with reduced demand. The purchasing trends of customers in our industry have a significant impact on demand for our products and services. As a result, during downturns, the rate at which we convert backlog to revenue usually decreases and we may slow down or halt production at some of our facilities. The current economic downturn in our industry has impacted the demand for our products and services, and will continue to result in one or more of the following: lower sales volumes, lower prices, lower lease utilization rates and decreased revenues and profits.

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

Additionally, seasonal fluctuations in weather conditions may lead to greater variation in our quarterly operating results as unusually mild weather conditions will generally lead to lower demand for our wheel-related products and services. Unusually mild weather conditions throughout the year may reduce overall demand for our wheel-related products and maintenance services. If occurring for prolonged periods, such weather could have an adverse effect on our business, results of operations and financial condition.

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

Risks Related to Legal, Compliance and Regulatory Matters

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

We provide a number of services which include the manufacture and supply of new railcars, wheels, components and parts and the lease and maintenance of railcars for our customers that transport a variety of commodities, including tank railcars that transport hazardous materials such as crude oil, ethanol and other products. In addition, we have a Regulatory Services Group which offers regulatory, engineering, process consulting and advocacy support to the tank car and petrochemical rail shipper community, among other services. We could be subject to various legal claims, including claims of negligence, personal injury, physical damage and product or service liability, or in some cases strict liability, as well as potential penalties and liability under environmental laws and regulations, in the event of a derailment or other accident involving railcars, including tank railcars whether resulting from natural disasters, human error, terrorism, or other causes. If we become subject to any such claims and are unable successfully to resolve them or maintain inadequate insurance for such claims, our business, financial condition and results of operations could be materially adversely affected.

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

Changes in or the implementation of accounting standards or inaccurate estimates or assumptions in the application of accounting policies could adversely affect our financial results.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, income taxes, warranty accruals, environmental costs, and goodwill, among other estimates. If our accounting policies, methods, judgments, assumptions, estimates and allocations prove to be incorrect, or if circumstances change, our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

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

Risks Related to our Common Stock

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

Certain provisions in our charter documents, Oregon law, and our debt instruments could make an acquisition of our company more difficult, limit attempts by our shareholders to replace or remove members of our Board of directors and may adversely affect the market price of our common stock.

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

General Risk Factors

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

The use of social and other digital media to disseminate false, misleading and/or unreliable or inaccurate data and information could create unwarranted volatility in our stock price and losses to our shareholders and could adversely affect our reputation, products, business, and operating results.

A substantial number of people are relying on social and other digital media to receive news, data, and information. Social and other digital media can be used by anyone to publish data and information without regard for factual accuracy. The use of social and other digital media to publish inaccurate, offensive, and disparaging data and information coupled with the frequent use of strong language and hostile expression, may influence the public’s inability to distinguish between what is true and what is false and could obstruct an effective and timely response to correct inaccuracies or falsifications. Such use of social and other digital media could result in unexpected and unsubstantiated claims concerning our business in general or our products, our leadership or our reputation among customers and the public at large, thereby making it more difficult for us to compete effectively, and potentially having a material adverse effect on our business, operations, or financial condition.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We operate at the following primary facilities as of August 31, 2021:

Description	Location	Status

Manufacturing Segment

Operating facilities:	6 locations in the United States	Owned
	3 locations in Mexico	Owned – 2 locations Leased – 1 location
	3 locations in Poland	Owned
	3 locations in Romania	Owned
	1 location in Turkey	Owned

Administrative offices:	2 locations in the United States	Leased

Wheels, Repair & Parts Segment

Operating facilities:	18 locations in the United States	Leased – 10 locations Owned – 8 locations

Leasing & Services Segment

Corporate offices, railcar marketing and leasing activities:	Lake Oswego, Oregon	Leased

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

William A. Furman, 77, is Chief Executive Officer and Chairman of the Board of Directors. Mr. Furman has served as Chief Executive Officer since 1994, and as Chairman of the Board of Directors since January 2014. Mr. Furman was Vice President of the Company, or its predecessor company, from 1974 to 1994 and President of the Company from 1994 to 2019.

Martin R. Baker, 65, is Senior Vice President, General Counsel and Chief Compliance Officer, a position he has held since joining the Company in May 2008. Prior to joining the Company, Mr. Baker was Corporate Vice President, General Counsel and Secretary of Lattice Semiconductor Corporation.

Alejandro Centurion, 65, is Executive Vice President of the Company and President of Greenbrier Manufacturing Operations, a position he has held since January 2015. Mr. Centurion has served in various management positions for the Company since 2005, most recently as President of North American Manufacturing Operations.

Brian J. Comstock, 59, is Executive Vice President, Chief Commercial and Leasing Officer, a position he has held since January 2021. Mr. Comstock has served in various management positions for the Company since 1998, most recently as Executive Vice President, Sales and Marketing

Adrian J. Downes, 58, is Senior Vice President, Chief Financial Officer and Chief Accounting Officer. Mr. Downes has served as Senior Vice President and Chief Accounting Officer since joining the Company in March 2013. Mr. Downes was promoted to Acting Chief Financial Officer in August 2018 and was promoted to Chief Financial Officer in May 2019.

Lorie L. Tekorius, 54, is President and Chief Operating Officer. Ms. Tekorius has served as Chief Operating Officer since August 2018 and was promoted to President in August 2019. Ms. Tekorius has served in various management positions for the Company since 1995, most recently as Executive Vice President and Chief Operating Officer and prior to that, as Executive Vice President and Chief Financial Officer.

Executive officers are designated by the Board of Directors. No director or executive officer has a family relationship with any other director or executive officer of the Company.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the New York Stock Exchange under the symbol GBX since July 14, 1994. There were approximately 550 holders of record of common stock as of October 20, 2021.

Issuer Purchases of Equity Securities

The Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. The share repurchase program has an expiration date of January 31, 2023. There were no share repurchases during the year ended August 31, 2021 under this program. The amount remaining for repurchase was $100.0 million as of August 31, 2021.

The Company repurchased $20.0 million of its common stock during 2021. These shares were repurchased, in privately negotiated transactions, as part of the Company’s debt refinancing in April 2021 and were not associated with the Company’s publicly announced share repurchase program described above.

Performance Graph

The following graph demonstrates a comparison of cumulative total returns for the Company's Common Stock, the Dow Jones U.S. Industrial Transportation Index and the Standard & Poor’s (S&P) 500 Index. The graph assumes an investment of $100 on August 31, 2016 in each of the Company's Common Stock and the stocks comprising the indices. Each of the indices assumes that all dividends were reinvested and that the investment was maintained to and including August 31, 2021, the end of the Company’s 2021 fiscal year.

The comparisons in this table are required by the SEC, and therefore, are not intended to forecast or be indicative of possible future performance of our Common Stock.

Equity Compensation Plan Information

Equity Compensation Plan Information is hereby incorporated by reference to the “Equity Compensation Plan Information” table in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s year ended August 31, 2021.

Item 6.	REMOVED AND RESERVED

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The financial results for 2021 were representative of the challenges of the current market conditions. The decrease in operating profits compared to the prior year was primarily attributable to the cyclical decrease in economic activity in the freight rail equipment market which began prior to the emergence of COVID-19 (Cyclical Downturn). The Cyclical Downturn intensified due to the COVID-19 Events (as defined below).

Some of the challenges that have developed as a result of the Cyclical Downturn and COVID-19 Events include:

•	Temporary decline in demand.

•	An increase in the price and the shortage of certain materials and components.

•	Shipping and transportation delays.

•	Shortage of skilled labor.

We have adhered to disciplined management through this crucial time. Our core strategy since March 2020 has been and continues to be to:

1)	Maintain a strong liquidity base and balance sheet.

2)	Continue efficient operations throughout the COVID-19 and economic crises by safely operating our facilities while generating cash.

3)

Prepare for emerging economic recovery and forward momentum in our markets. We are currently operating in this phase. We believe we are well-positioned to navigate the immediate challenges of increasing production rates safely amidst the emerging COVID variants, while ensuring labor and supply chain continuity.

We strengthened our financial position through strategic spending reductions which included reducing our selling and administrative expense by $12.9 million during 2021 compared to the prior year.

Despite the challenging operating environment, we achieved the following accomplishments in 2021:

•

We progressively increased our earnings during the year. The growth in earnings was due to higher revenue associated with increased deliveries (see above) as we navigate the recovery phase and as we executed on the tax benefits allowable under the CARES Act.

•	Obtained new railcar orders of 17,200 units valued at approximately $1.8 billion.

•

Commenced operations of GBX Leasing to execute our leasing strategy to grow our owned portfolio of leased railcars primarily built by Greenbrier while generating an incremental annuity stream of tax-advantaged cash flows and reducing our exposure to the new railcar order and delivery cycle. Further to our leasing strategy, we closed a $300 million non-recourse warehouse credit facility and sold or contributed $197.1 million of rail assets to GBX Leasing bringing our aggregate lease fleet portfolios to $609.8 million.

•	Opportunistically refinanced debt and credit facilities at favorable interest rates and extended maturities to strengthen our liquidity position and balance sheet. This included the following:

o

We refinanced certain debt by issuing $374 million of new convertible notes due 2028 and retiring a total of $277 million of convertible notes due 2024. In connection with the refinancing, we repurchased $20 million of our common stock outside of our share repurchase program.

o

We refinanced and extended our $600 million domestic revolving facility and $292 million term loan to 2026 while our Leasing & Services’ non-recourse $200 million term loan was refinanced and extended to 2027.

•	Increased our backlog compared to the prior year by approximately 2,000 units and $390 million.

Manufacturing Backlog

As seen above, our backlog remains strong at August 31, 2021 with an increase in backlog value, units and average selling price compared to the prior year. In addition, our backlog includes railcar deliveries into 2025 and marine deliveries into 2023. Our railcar backlog was 26,600 units with an estimated value of $2.81 billion as of August 31, 2021. Backlog units for lease may be syndicated to third parties or held in our lease fleet depending on a variety of factors. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix and pricing will be determined in the future, which may impact backlog. Approximately 7% of backlog units and 6% of estimated backlog value as of August 31, 2021 was associated with our Brazilian manufacturing operations which is accounted for under the equity method. Marine backlog as of August 31, 2021 was $70 million.

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

COVID-19 and Global Economic Activity

We continue to actively monitor and manage the impacts on our business due to the COVID-19 coronavirus pandemic, the recovery from the significant decline in global economic activity and governmental reactions to these historic events (COVID-19 Events).

The reopening of the economy has presented a mismatch of supply and demand, interruptions of supply lines, and inefficient or overloaded logistics platforms, among other factors that are causing the markets for the inputs to our business to fail to operate effectively or efficiently (including sectoral price inflation). Competition for, and costs related to recruiting and retaining, skilled labor are increasing. As described in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K, COVID-19 Events may have a material negative impact on our business, liquidity, results of operations, and stock price. Beyond these general observations, we are unable to predict when, how, or with what magnitude COVID-19 Events will negatively impact our business.

Financial Overview

Revenue, Cost of revenue, Margin and Earnings from operations (operating profit) presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Years ended August 31,
(In thousands, except per share amounts)	2021	2020
Revenue:
Manufacturing	$1,329,987	$2,349,971
Wheels, Repair & Parts	298,330	324,670
Leasing & Services	119,664	117,548
	1,747,981	2,792,189
Cost of revenue:
Manufacturing	1,189,246	2,065,169
Wheels, Repair & Parts	280,391	302,189
Leasing & Services	46,737	71,700
	1,516,374	2,439,058
Margin:
Manufacturing	140,741	284,802
Wheels, Repair & Parts	17,939	22,481
Leasing & Services	72,927	45,848
	231,607	353,131
Selling and administrative	191,813	204,706
Net gain on disposition of equipment	(1,176)	(20,004)
Earnings from operations	40,970	168,429
Interest and foreign exchange	43,263	43,619
Net loss on extinguishment of debt	6,287	—
Earnings (loss) before income tax and earnings from unconsolidated affiliates	(8,580)	124,810
Income tax benefit (expense)	40,223	(40,184)
Earnings before earnings from unconsolidated affiliates	31,643	84,626
Earnings from unconsolidated affiliates	3,491	2,960
Net earnings	35,134	87,586
Net earnings attributable to noncontrolling interest	(2,657)	(38,619)
Net earnings attributable to Greenbrier	$32,477	$48,967
Diluted earnings per common share	$0.96	$1.46

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

	Years ended August 31,
(In thousands)	2021	2020
Operating profit (loss):
Manufacturing	$67,124	$197,388
Wheels, Repair & Parts	6,452	9,032
Leasing & Services	50,021	40,927
Corporate	(82,627)	(78,918)
	$40,970	$168,429

Consolidated Results

	Years ended August 31,		2021 vs 2020
(In thousands)	2021	2020	Increase (Decrease)	% Change
Revenue	$1,747,981	$2,792,189	$(1,044,208)	(37.4)%
Cost of revenue	$1,516,374	$2,439,058	$(922,684)	(37.8)%
Margin (%)	13.2%	12.6%	0.6%	*
Net earnings attributable to Greenbrier	$32,477	$48,967	$(16,490)	(33.7)%

*	Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 37.4% decrease in revenue for the year ended August 31, 2021 as compared to the prior year was primarily due to a 43.4% decrease in Manufacturing revenue. The decrease in Manufacturing revenue was primarily attributed to a 43.2% decrease in railcar deliveries.

The 37.8% decrease in cost of revenue for the year ended August 31, 2021 as compared to the prior year was primarily due to a 42.4% decrease in Manufacturing cost of revenue. The decrease in Manufacturing cost of revenue was primarily attributed to a 43.2% decrease in railcar deliveries.

Margin as a percentage of revenue was 13.2% and 12.6% for years ended August 31, 2021 and 2020, respectively. The overall margin as a percentage of revenue was positively impacted by an increase in Leasing & Services margin by 21.9% primarily attributed to the benefit associated with lease modification and transfer fees on previously syndicated railcars during the year ended August 31, 2021. This was partially offset by a decrease in Manufacturing margin by 1.5% primarily attributed to operating at lower volumes and increased costs associated with operating our manufacturing facilities in the COVID-19 pandemic during the year ended August 31, 2021.

Net earnings attributable to Greenbrier is impacted by our operating activities and noncontrolling interest primarily associated with our 50% joint ventures at certain of our Mexican railcar manufacturing facilities and our 75% interest in Greenbrier-Astra Rail, each of which we consolidate for financial reporting purposes. The $16.5 million decrease in Net earnings attributable to Greenbrier for the year ended August 31, 2021 as compared to the prior year was primarily attributable to a decrease in margin due to a reduction in railcar deliveries. This was partially offset by the following:

•

A tax benefit for the year ended August 31, 2021 primarily attributable to accelerated depreciation and the impact of the CARES Act which allows us to carry back tax losses to years when tax rates were higher, resulting in a tax benefit.

•

Lower earnings attributable to noncontrolling interest for the year ended August 31, 2021. Net earnings attributable to noncontrolling interest are deducted from Net earnings and primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

•	A decrease in Selling and administrative expense primarily due to strategic spending reductions.

For discussion related to the results of operations and changes in financial condition for 2020 compared to 2019 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K, which was filed with the United States Securities and Exchange Commission on October 28, 2020.

Manufacturing Segment

	Years ended August 31,		2021 vs 2020
(In thousands, except railcar deliveries)	2021	2020	Increase (Decrease)	% Change
Revenue	$1,329,987	$2,349,971	$(1,019,984)	(43.4)%
Cost of revenue	$1,189,246	$2,065,169	$(875,923)	(42.4)%
Margin (%)	10.6%	12.1%	(1.5)%	*
Operating profit ($)	$67,124	$197,388	$(130,264)	(66.0)%
Operating profit (%)	5.0%	8.4%	(3.4)%	*
Deliveries	11,300	19,900	(8,600)	(43.2)%

*	Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of freight railcars through our facilities in North America and Europe. We also manufacture a broad range of ocean-going and river barges for transporting merchandise between ports within the United States.

Manufacturing revenue decreased $1.0 billion or 43.4% for the year ended August 31, 2021 compared to the prior year. The decrease in revenue was primarily attributed to a 43.2% decrease in railcar deliveries. This was partially offset by the additional revenue associated with an increase in steel and other input costs during the year ended August 31, 2021, as many of our customer contracts include price escalation provisions when our manufacturing costs increase.

Manufacturing cost of revenue decreased $875.9 million or 42.4% for the year ended August 31, 2021 compared to the prior year. The decrease in cost of revenue was primarily attributed to a 43.2% decrease in the volume of railcar deliveries. This was partially offset by an increase in steel and other input costs during the year ended August 31, 2021.

Manufacturing margin as a percentage of revenue decreased 1.5% for the year ended August 31, 2021 compared to the prior year.  The decrease in margin percentage was primarily attributed to operating at lower volumes and increased costs associated with operating our manufacturing facilities in the COVID-19 pandemic during the year ended August 31, 2021.

Manufacturing operating profit decreased $130.3 million or 66.0% for the year ended August 31, 2021 compared to the prior year. The decrease in operating profit was primarily attributed to a decrease in railcar deliveries and increased costs associated with operating our manufacturing facilities during the COVID-19 pandemic during the year ended August 31, 2021. These were partially offset by a decrease in selling and administrative expense as part of our strategic cost control initiatives during the year ended August 31, 2021.

Wheels, Repair & Parts Segment

	Years ended August 31,		2021 vs 2020
(In thousands)	2021	2020	Increase (Decrease)	% Change
Revenue	$298,330	$324,670	$(26,340)	(8.1)%
Cost of revenue	$280,391	$302,189	$(21,798)	(7.2)%
Margin (%)	6.0%	6.9%	(0.9)%	*
Operating profit ($)	$6,452	$9,032	$(2,580)	(28.6)%
Operating profit (%)	2.2%	2.8%	(0.6)%	*

*	Not meaningful

Our Wheels, Repair & Parts segment primarily generates revenue from railcar component manufacturing and servicing and from providing railcar maintenance services.

Wheels, Repair & Parts revenue decreased $26.3 million or 8.1% for the year ended August 31, 2021 compared to the prior year. The decrease was primarily attributed to lower volumes due to lower demand. This was partially offset by higher revenues associated with an increase in scrap metal pricing as we scrap wheels and other components.

Wheels, Repair & Parts cost of revenue decreased $21.8 million or 7.2% for the year ended August 31, 2021 compared to the prior year. The decrease was primarily due to lower costs associated with a reduction in volumes.

Wheels, Repair & Parts margin as a percentage of revenue decreased 0.9% for the year ended August 31, 2021 compared to the prior year. The decrease in margin percentage was primarily attributed to operating at lower volumes and increased costs associated with operating our facilities during the COVID-19 pandemic during the year ended August 31, 2021. This was partially offset by an increase in scrap metal pricing.

Wheels, Repair & Parts operating profit decreased $2.6 million or 28.6% for the year ended August 31, 2021 compared to the prior year. The decrease in operating profit was primarily attributed to a reduction in volumes and increased costs associated with operating our facilities during the COVID-19 pandemic. These were partially offset by an increase in scrap metal pricing and a decrease in selling and administrative expense as part of our strategic cost control initiatives during the year ended August 31, 2021.

Leasing & Services Segment

	Years ended August 31,		2021 vs 2020
(In thousands)	2021	2020	Increase (Decrease)	% Change
Revenue	$119,664	$117,548	$2,116	1.8%
Cost of revenue	$46,737	$71,700	$(24,963)	(34.8)%
Margin (%)	60.9%	39.0%	21.9%	*
Operating profit ($)	$50,021	$40,927	$9,094	22.2%
Operating profit (%)	41.8%	34.8%	7.0%	*

*	Not meaningful

Our Leasing & Services segment generates revenue from leasing railcars from our lease fleet, providing various management services, interim rent on leased railcars for syndication, and the sale of railcars purchased from third parties with the intent to resell. The gross proceeds from the sale of these railcars are recorded in revenue and the costs of purchasing these railcars are recorded in cost of revenue.

In February 2021 we announced a refined leasing strategy to grow our owned portfolio of leased railcars. This creates an incremental annuity stream of tax-advantaged cash flows while reducing our exposure to the new railcar order and delivery cycle. We are currently executing the strategy through GBX Leasing, a joint venture which we own approximately 95%. GBX Leasing is consolidated for financial reporting purposes within the Leasing & Services segment. GBX Leasing is financed with non-recourse debt and levered approximately 3:1 debt to equity. We intend that GBX Leasing will aggregate leased railcars to obtain term or capital market financing. Greenbrier Management Services provides management services to the GBX Leasing fleet.

Leasing & Services revenue increased $2.1 million or 1.8% for the year ended August 31, 2021 compared to the prior year. The increase was primarily attributed to revenue in 2021 associated with lease modification and transfer fees on previously syndicated railcars. This was partially offset by a decrease in the sale of railcars which we had purchased from third parties with the intent to resell and lower interim rent on leased railcars for syndication during 2021 compared to the prior year.

Leasing & Services cost of revenue decreased $25.0 million or 34.8% for the year ended August 31, 2021 compared to the prior year. The decrease was primarily due to a decrease in the volume of railcars sold that we purchased from third parties, lower transportation costs and a decrease in costs from a reduction in management services volume.

Leasing & Services margin as a percentage of revenue increased 21.9% for the year ended August 31, 2021 compared to the prior year. The increase in margin was primarily attributed to the income associated with lease modification and transfer fees on previously syndicated railcars during the year ended August 31, 2021. Margin as a percentage of revenue for the year ended August 31, 2020 was negatively impacted by higher sales of railcars that we purchased from third parties which have lower margin percentages.

Leasing & Services operating profit increased $9.1 million or 22.2% for the year ended August 31, 2021 compared to the prior year. The increase was primarily attributed to the income associated with lease modification and transfer fees during the year ended August 31, 2021. This was partially offset by a reduction in net gain on disposition of equipment.

Selling and Administrative

	Years ended August 31,		2021 vs 2020
(In thousands)	2021	2020	Increase (Decrease)	% Change
Selling and Administrative	$191,813	$204,706	$(12,893)	(6.3)%

Selling and administrative expense was $191.8 million or 11.0% of revenue for the year ended August 31, 2021 and $204.7 million or 7.3% of revenue for the year ended August 31, 2020.

The $12.9 million decrease for the year ended August 31, 2021 compared to the prior year was primarily attributed to a decrease in controllable spending categories as part of our strategic cost control and liquidity initiatives and a decrease in the administrative fees paid to our joint venture partner in Mexico due to lower levels of activity. This was partially offset by a net increase in employee related costs due to higher incentive compensation expense in 2021 associated with current year financial performance.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $1.2 million and $20.0 million for the years ended August 31, 2021 and 2020, respectively. Net gain on disposition of equipment primarily includes the sale of assets from our lease fleet (Equipment on operating leases, net) that are periodically sold in the normal course of business in order to accommodate customer demand and to manage risk and liquidity and disposition of property, plant and equipment.

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

	Years ended August 31,		Increase (decrease)
(In thousands)	2021	2020	2021 vs 2020
Interest and foreign exchange:
Interest and other expense	$44,655	$42,386	$2,269
Foreign exchange (gain) loss	(1,392)	1,233	(2,625)
	$43,263	$43,619	$(356)

The $0.4 million decrease in interest and foreign exchange expense during the year ended August 31, 2021 compared to the prior year was primarily attributed to the change in the Brazilian Real’s and Mexican Peso’s foreign exchange rate relative to the U.S. Dollar. This was partially offset by an increase in interest expense during the year ended August 31, 2021 from increased borrowings.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt was $6.3 million for the year ended August 31, 2021, which primarily relates to the retirement of $227.3 million of our 2.875% convertible notes due 2024 and $50.0 million of our 2.25% convertible notes due 2024.

Income Tax

In 2021 our income tax benefit was $40.2 million on $8.6 million of pre-tax loss. The tax benefit was primarily attributable to accelerated depreciation and impact of the CARES Act which allows us to carry back tax losses to years when tax rates were higher, resulting in a tax benefit. The tax benefit is primarily derived from the U.S. Federal tax rate differential between 2016 - 2017 tax rates of 35% and the current rate of 21%.

In 2020 our income tax expense was $40.2 million on $124.8 million of pre-tax earnings for an effective tax rate of 32.2%. The tax rate was primarily derived from the geographic mix of earnings as well as a net unfavorable discrete item related to changes in foreign currency exchange rates for our U.S. Dollar denominated foreign operations.

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

Earnings from unconsolidated affiliates was $3.5 million for the year ended August 31, 2021 and primarily related to our rail component manufacturing operations and our railcar manufacturer in Brazil. Earnings from unconsolidated affiliates was $3.0 million for the year ended August 31, 2020 and primarily related to our rail component manufacturing operations.

Net Earnings Attributable to Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $2.7 million and $38.6 million for the years ended August 31, 2021 and 2020, respectively, which primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

Liquidity and Capital Resources

	Years Ended August 31,
(In thousands)	2021	2020
Net cash provided by (used in) operating activities	$(40,525)	$272,261
Net cash provided by (used in) investing activities	(117,760)	27,483
Net cash provided by (used in) financing activities	(22,742)	216,455
Effect of exchange rate changes	10,336	(12,599)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(170,691)	$503,600

We have been financed through cash generated from operations and borrowings. At August 31, 2021 cash and cash equivalents and restricted cash were $671.4 million, a decrease of $170.7 million from $842.1 million at the prior year end.

Cash Flows From Operating Activities

The change in cash provided by (used in) operating activities for 2021 compared to 2020 was primarily due to a net change in working capital as we increase production rates and from higher steel and other input costs. The change in cash flow from operating activities was also due to a decrease in earnings in 2021 compared to the prior year due to lower volumes of operating activities and an increase in income tax receivable in 2021 primarily from accelerated depreciation and the impact of the CARES Act.

Cash Flows From Investing Activities

Cash provided by (used in) investing activities primarily related to capital expenditures net of proceeds from the sale of assets and investment activity with our unconsolidated affiliates. The change in cash provided by (used in) investing activities for 2021 compared to 2020 was primarily attributable to an increase in capital expenditures and a reduction in proceeds from the sale of assets. The increase in capital expenditures in 2021 primarily relate to additions to our lease fleet as part of our leasing strategy.

	Years ended August 31,
(In millions)	2021	2020
Capital expenditures:
Leasing & Services	$(103.8)	$(7.0)
Manufacturing	(26.6)	(48.2)
Wheels, Repair & Parts	(8.6)	(11.7)
Total capital expenditures (gross)	$(139.0)	$(66.9)
Proceeds from sale of equipment	15.9	83.5
Total capital expenditures (net of proceeds)	$(123.1)	$16.6

Capital expenditures primarily relate to additions to our lease fleet and on-going investments into the safety and productivity of our facilities. Proceeds from the sale of assets primarily relate to sales of railcars from our lease fleet within Leasing & Services. Assets from our lease fleet are periodically sold in the normal course of business to accommodate customer demand and to manage risk and liquidity.

Capital expenditures for 2022 are expected to be approximately $275 million for Leasing & Services, approximately $55 million for Manufacturing and approximately $10 million for Wheels, Repair & Parts. Capital expenditures for 2022 primarily relate to continued investments into the safety and productivity of our facilities and additions to our lease fleet reflecting our enhanced leasing strategy.

Cash Flows From Financing Activities

The change in cash provided by (used in) financing activities for 2021 compared to 2020 was primarily attributed to proceeds from the issuance of debt, net of repayments, the repurchase of common stock and a change in the net activities with joint venture partners.

During 2021, we refinanced certain debt by issuing $373.8 million of new convertible notes due 2028 and retiring a total of $277.3 million of convertible notes due 2024. We also renewed and extended our $600.0 million domestic revolving facility and $291.9 million term loan to 2026 and renewed and extended our Leasing & Services’ $200.0 million term loan until August 2027.

GBX Leasing commenced operations in April 2021 and closed on a $300.0 million non-recourse warehouse credit facility. As of August 31, 2021, there were $147.0 million in outstanding borrowings associated with this facility.

Dividend & Share Repurchase Program

A quarterly dividend of $0.27 per share was declared on October 21, 2021.

The Board of Directors has authorized our company to repurchase shares of our common stock. The share repurchase program has an expiration date of January 31, 2023. The amount remaining for repurchase was $100.0 million as of August 31, 2021. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time to time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The program may be modified, suspended or discontinued at any time without prior notice. The share repurchase program does not obligate us to acquire any specific number of shares in any period. There were no shares repurchased under the share repurchase program during 2021 or 2020.

Cash, Borrowing Availability and Credit Facilities

As of August 31, 2021, we had $646.8 million in Cash and cash equivalents and $187.9 million in available borrowings. Our significant cash balance is part of our strategy to maintain strong liquidity as we navigate the uncertainties around the COVID-19 pandemic and emerging economic recovery.

Senior secured credit facilities, consisting of four components, aggregated to $1.05 billion as of August 31, 2021. We had an aggregate of $187.9 million available to draw down under committed credit facilities as of August 31, 2021. This amount consists of $106.5 million available on the North American credit facility, $26.4 million on the European credit facilities and $55.0 million on the Mexican credit facilities.

As of August 31, 2021, a $600.0 million revolving line of credit, maturing August 2026, secured by substantially all of our U.S. assets not otherwise pledged as security for term loans or the warehouse credit facility, was available to provide working capital and interim financing of equipment, principally for the Company’s U.S. and Mexican operations. Advances under this facility bear interest at LIBOR plus 1.50% or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of August 31, 2021, a $300.0 million non-recourse warehouse credit facility existed to support the operations of GBX Leasing, a joint venture in which we own approximately 95%. Advances under this facility bear interest at LIBOR plus 2.0%. The warehouse credit facility converts to a term loan in April 2023 which matures in April 2025. As of August 31, 2021, there were $147.0 million in outstanding borrowings associated with this facility. We intend that GBX Leasing will aggregate leased railcars to obtain term or capital market financing.

As of August 31, 2021, lines of credit totaling $76.6 million secured by certain of our European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.5% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of our European manufacturing operations. The European lines of credit include $39.0 million which are guaranteed by us. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from June 2022 through October 2023.

As of August 31, 2021, our Mexican railcar manufacturing operations had three lines of credit totaling $70.0 million. The first line of credit provides up to $30.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.75% to 4.25%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2024. The second line of credit provides up to $35.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.70%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2023. The third line of credit provides up to $5.0 million and matures in September 2022. Advances under this facility bear interest at LIBOR plus 2.95% and are to be used for working capital needs.

As of August 31, 2021, outstanding commitments under the senior secured credit facilities consisted of $160.0 million in borrowings and $8.4 million in letters of credit under the North American credit facility, $50.2 million outstanding under the European credit facilities and $15.0 million outstanding under the Mexican credit facilities.

Other Information

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into financing leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of August 31, 2021, we were in compliance with all such restrictive covenants.

From time to time, we may seek to repurchase or otherwise retire or exchange securities, including outstanding convertible notes, borrowings and equity securities, and take other steps to reduce our debt, extend the maturities of our debt or otherwise improve our balance sheet. These actions may include open market repurchases, unsolicited or solicited privately negotiated transactions or other retirements, repurchases or exchanges. Such retirements, repurchases or exchanges of one note or security for another note or security (now or hereafter existing), if any, will depend on a number of factors, including, but not limited to, prevailing market conditions, trading levels of our debt, our liquidity requirements and contractual restrictions, if applicable. The amounts involved in any such transactions may, individually or in the aggregate, be material and may involve all or a portion of a particular series of notes or other indebtedness which may reduce the float and impact the trading market of notes or other indebtedness which remain outstanding. We repurchased $20.0 million of our company’s common stock during 2021. These shares were repurchased, in privately negotiated transactions, as part of our debt refinancing in April 2021 and were not associated with our publicly announced share repurchase program.

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

The following table shows our estimated future contractual cash obligations as of August 31, 2021:

	Years Ending August 31,
(In thousands)	Total	2022	2023	2024	2025	2026	Thereafter
Notes payable	$915,525	$18,907	$22,147	$69,632	$21,831	$244,258	$538,750
Interest (1)	133,961	23,841	22,581	21,450	20,287	19,215	26,587
Railcar & operating leases	48,285	9,643	8,809	7,518	5,070	3,795	13,450
Revolving notes	372,176	372,176	—	—	—	—	—
	$1,469,947	$424,567	$53,537	$98,600	$47,188	$267,268	$578,787

(1)	A portion of the estimated future cash obligation relates to interest on variable rate borrowings.

Due to uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at August 31, 2021, we are unable to estimate the period of cash settlement with the respective taxing authority. Therefore, approximately $2.0 million in uncertain tax positions, including interest, have been excluded from the contractual table above. See Note 17 to the Consolidated Financial Statements for a discussion on income taxes.

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

It is inherently difficult and subjective to estimate whether a valuation allowance or uncertain tax position is necessary. In making this assessment, management may analyze future taxable income, reversing temporary differences and/or ongoing tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. Changes in tax law or court interpretations may result in the recognition of a tax benefit or an additional charge to the tax provision. For further information regarding income taxes, see Note 17 of the Consolidated Financial Statements.

Warranty accruals - Warranty costs to cover a defined warranty period are estimated and charged to operations. The estimated warranty cost is based on historical warranty claims for each particular product type. For new product types without a warranty history, preliminary estimates are based on historical information for similar product types.

These estimates are inherently uncertain as they are based on historical data for existing products and judgment for new products. If warranty claims are made in the current period for issues that have not historically been the subject of warranty claims and were not taken into consideration in establishing the accrual or if claims for issues already considered in establishing the accrual exceed expectations, warranty expense may exceed the accrual for that particular product. Conversely, there is the possibility that claims may be lower than estimates. The warranty accrual is periodically reviewed and updated based on warranty trends. However, as we cannot predict future claims, the potential exists for the difference in any one reporting period to be material. For further information regarding the warranty accrual, see Note 11 of the Consolidated Financial Statements.

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

Judgments used in determining if a liability is estimable are subjective and based on known facts and our historic experience. If further developments in or resolution of an environmental matter result in facts and circumstances that differ from those assumptions used to develop these reserves, the accrual for environmental remediation could be materially understated or overstated. Due to the uncertain nature of environmental matters, there can be no assurance that we will not become involved in future litigation or other proceedings or, if we were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to us. For further information regarding our environmental costs, see Note 21 of the Consolidated Financial Statements.

Goodwill - In accordance with Accounting Standards Codification (ASC) Topic 350, Intangibles–Goodwill and Other (ASC 350), the Company evaluates goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses a two-step process to assess the realizability of goodwill. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed to the quantitative second step where the fair value of a reporting unit is calculated based on weighted income and market-based approaches.

If the fair value of a reporting unit is lower than its carrying value, an impairment to goodwill is recorded, not to exceed the carrying amount of goodwill in the reporting unit. We performed our annual goodwill impairment test during the third quarter of 2021 and concluded that goodwill for all reporting units was not impaired.

Pursuant to the authoritative guidance, we make certain judgments and assumptions to determine our reporting units, which determines the carrying values for each reporting unit. Judgments related to qualitative factors include changes in economic considerations, market and industry trends, business strategy, cost factors, and financial performance, among others, to determine if there are indicators of a significant decline in the fair value of a particular reporting unit.

New Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecasted foreign currency sales and expenses. At August 31, 2021 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros aggregated to $74.2 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact of a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At August 31, 2021, net assets of foreign subsidiaries aggregated $394.9 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $39.5 million, or 3.0% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $237.2 million of variable rate debt to fixed rate debt. Notwithstanding these interest rate swap agreements, we are still exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At August 31, 2021, 49% of our outstanding debt had fixed rates and 51% had variable rates. At August 31, 2021, a uniform 10% increase in variable interest rates would result in approximately $0.7 million of additional annual interest expense.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
The Greenbrier Companies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Greenbrier Companies, Inc. and subsidiaries (the Company) as of August 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended August 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Qualitative goodwill impairment assessment of the European Manufacturing and Wheels & Parts reporting units

As discussed in Notes 2 and 7 to the consolidated financial statements, the goodwill balance as of August 31, 2021 was $132.1 million, of which $32.1 million related to the European Manufacturing reporting unit and $43.3 million related to the Wheels & Parts reporting unit. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit likely exceeds its fair value using either a qualitative or a quantitative assessment. If the qualitative assessment is performed and the Company determines that fair value of each reporting unit more likely than not exceeds its carrying value, no further assessment is necessary. The Company performed a qualitative assessment for the European Manufacturing and Wheels & Parts reporting units. For the annual impairment test that occurred during 2021, the Company performed a qualitative assessment to test the goodwill related to its European Manufacturing and Wheels & Parts reporting units.

We identified the evaluation of the Company’s qualitative assessment that it was more likely than not the fair value of the European Manufacturing and Wheels & Parts reporting units exceeded their carrying values as a critical audit matter. There was subjective auditor judgement in evaluating the impact of (1) macroeconomic considerations, as well as industry and market trends included in the Company’s goodwill impairment assessment, and (2) the business strategy, including management’s cost reduction initiatives on the reporting units’ actual financial results.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the goodwill impairment process. This included controls related to the evaluation of the qualitative factors used by the Company to assess the European Manufacturing and Wheels & Parts reporting units that are noted above. We evaluated the Company’s assessment of the macroeconomic considerations, as well as industry and market trends by comparing them to publicly available industry and market information. We evaluated the business strategy, including management’s cost reduction initiatives, by assessing:

•	cost savings resulting from current year actions on the reporting units’ actual financial results
•	the Company’s stated reasons for choosing a particular course of action
•	the Company’s ability to carry out a particular course of action

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Portland, Oregon

October 26, 2021

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

As of August 31,

(In thousands)	2021	2020
Assets
Cash and cash equivalents	$646,769	$833,745
Restricted cash	24,627	8,342
Accounts receivable, net	306,407	230,488
Income tax receivable	112,135	9,109
Inventories	573,594	529,529
Leased railcars for syndication	51,647	107,671
Equipment on operating leases, net	609,812	350,442
Property, plant and equipment, net	670,221	711,524
Investment in unconsolidated affiliates	79,898	72,354
Intangibles and other assets, net	183,448	190,322
Goodwill	132,110	130,308
	$3,390,668	$3,173,834
Liabilities and Equity
Revolving notes	$372,176	$351,526
Accounts payable and accrued liabilities	569,805	463,880
Deferred income taxes	73,249	7,701
Deferred revenue	42,797	42,467
Notes payable, net	826,506	804,088
Commitments and contingencies (Notes 20 & 21)
Contingently redeemable noncontrolling interest	29,708	31,117
Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 32,397 and 32,701 outstanding at August 31, 2021 and 2020	—	—
Additional paid-in capital	469,721	460,400
Retained earnings	881,740	885,460
Accumulated other comprehensive loss	(43,713)	(52,817)
Total equity - Greenbrier	1,307,748	1,293,043
Noncontrolling interest	168,679	180,012
Total equity	1,476,427	1,473,055
	$3,390,668	$3,173,834

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

Years ended August 31,

(In thousands, except per share amounts)	2021	2020	2019
Revenue
Manufacturing	$1,329,987	$2,349,971	$2,431,499
Wheels, Repair & Parts	298,330	324,670	444,502
Leasing & Services	119,664	117,548	157,590
	1,747,981	2,792,189	3,033,591
Cost of revenue
Manufacturing	1,189,246	2,065,169	2,137,625
Wheels, Repair & Parts	280,391	302,189	420,890
Leasing & Services	46,737	71,700	108,590
	1,516,374	2,439,058	2,667,105
Margin	231,607	353,131	366,486
Selling and administrative	191,813	204,706	213,308
Net gain on disposition of equipment	(1,176)	(20,004)	(40,963)
Goodwill impairment	—	—	10,025
Earnings from operations	40,970	168,429	184,116
Other costs
Interest and foreign exchange	43,263	43,619	30,912
Net loss on extinguishment of debt	6,287	—	—
Earnings (loss) before income tax and earnings (loss) from unconsolidated affiliates	(8,580)	124,810	153,204
Income tax benefit (expense)	40,223	(40,184)	(41,588)
Earnings before earnings (loss) from unconsolidated affiliates	31,643	84,626	111,616
Earnings (loss) from unconsolidated affiliates	3,491	2,960	(5,805)
Net earnings	35,134	87,586	105,811
Net earnings attributable to noncontrolling interest	(2,657)	(38,619)	(34,735)
Net earnings attributable to Greenbrier	$32,477	$48,967	$71,076
Basic earnings per common share	$0.99	$1.50	$2.18
Diluted earnings per common share	$0.96	$1.46	$2.14
Weighted average common shares
Basic	32,648	32,670	32,615
Diluted	33,665	33,441	33,165

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

Years ended August 31,

(In thousands)	2021	2020	2019
Net earnings	$35,134	$87,586	$105,811
Other comprehensive income (loss)
Translation adjustment	3,982	(5,602)	(12,725)
Reclassification of derivative financial instruments recognized in net earnings [1]	4,979	4,175	1,854
Unrealized gain (loss) on derivative financial instruments [2]	(394)	(7,304)	(10,264)
Other (net of tax effect)	524	749	(351)
	9,091	(7,982)	(21,486)
Comprehensive income	44,225	79,604	84,325
Comprehensive income attributable to noncontrolling interest	(2,644)	(38,639)	(34,698)
Comprehensive income attributable to Greenbrier	$41,581	$40,965	$49,627

1	Net of tax effect of ($1.7 million), ($1.5 million) and ($0.5 million) for the years ended August 31, 2021, 2020 and 2019, respectively
2	Net of tax effect of $1.0 million, $2.9 million and $2.9 million for the years ended August 31, 2021, 2020 and 2019, respectively

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Equity

	Attributable to Greenbrier
(In thousands)	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2018	32,191	$442,569	$830,898	$(23,366)	$1,250,101	$134,114	$1,384,215	$29,768
Cumulative effect adjustment due to the adoption of Topic 606 (See Note 2)	—	—	5,461	—	5,461	—	5,461	—
Net earnings	—	—	71,076	—	71,076	39,598	110,674	(4,863)
Other comprehensive loss, net	—	—	—	(21,449)	(21,449)	(37)	(21,486)	—
Noncontrolling interest adjustments	—	—	(6,659)	—	(6,659)	7,402	743	6,659
Joint venture partner distribution declared	—	—	—	—	—	(18,025)	(18,025)	—
Noncontrolling interest acquired	—	—	—	—	—	1,915	1,915	—
Restricted stock awards (net of cancellations)	297	12,077	—	—	12,077	—	12,077	—
Unamortized restricted stock	—	(16,801)	—	—	(16,801)	—	(16,801)	—
Restricted stock amortization	—	12,321	—	—	12,321	—	12,321	—
Cash dividends ($1.00 per share)	—	—	(33,174)	—	(33,174)	—	(33,174)	—
2.25% Convertible Senior Notes, due 2024 - equity component,net of tax	—	3,777	—	—	3,777	—	3,777	—
Balance August 31, 2019	32,488	$453,943	$867,602	$(44,815)	$1,276,730	$164,967	$1,441,697	$31,564
Cumulative effect adjustment due to the adoption of Topic 842 (See Note 2)	—	—	4,393	—	4,393	—	4,393	—
Net earnings	—	—	48,967	—	48,967	39,066	88,033	(447)
Other comprehensive income (loss), net	—	—	—	(8,002)	(8,002)	20	(7,982)	—
Noncontrolling interest adjustments	—	—	—	—	—	1,436	1,436	—
Joint venture partner distribution declared	—	—	—	—	—	(37,552)	(37,552)	—
Noncontrolling interest acquired	—	—	—	—	—	12,075	12,075	—
Restricted stock awards (net of cancellations)	213	2,691	—	—	2,691	—	2,691	—
Unamortized restricted stock	—	(4,957)	—	—	(4,957)	—	(4,957)	—
Restricted stock amortization	—	8,723	—	—	8,723	—	8,723	—
Cash dividends ($1.06 per share)	—	—	(35,502)	—	(35,502)	—	(35,502)	—
Balance August 31, 2020	32,701	$460,400	$885,460	$(52,817)	$1,293,043	$180,012	$1,473,055	$31,117
Cumulative effect adjustment due to adoption of ASU 2016-13 (See Note 2)	—	—	(510)	—	(510)	—	(510)	—
Net earnings	—	—	32,477	—	32,477	4,066	36,543	(1,409)
Other comprehensive income (loss), net	—	—	—	9,104	9,104	(13)	9,091	—
Noncontrolling interest adjustments	—	—	—	—	—	2,259	2,259	—
Joint venture partner distribution declared	—	—	—	—	—	(24,645)	(24,645)	—
Investment by joint venture partner	—	—	—	—	—	7,000	7,000	—
Restricted stock awards (net of cancellations)	165	13,486	—	—	13,486	—	13,486	—
Unamortized restricted stock	—	(16,794)	—	—	(16,794)	—	(16,794)	—
Restricted stock amortization	—	14,704	—	—	14,704	—	14,704	—
Repurchase of stock	(469)	(20,000)	—	—	(20,000)	—	(20,000)	—
2.875% Convertible senior notes, due 2028 - equity component, net of tax		56,255	—	—	56,255	—	56,255	—
2.875% Convertible senior notes, due 2028 issuance costs - equity component, net of tax	—	(1,801)	—	—	(1,801)	—	(1,801)	—
2.875% Convertible senior notes, due 2024 - equity component extinguishment, net of tax	—	(29,146)	—	—	(29,146)	—	(29,146)	—
2.25% Convertible Senior Notes, due 2024 - equity component, net of tax	—	(7,383)	—	—	(7,383)	—	(7,383)	—
Cash dividends ($1.08 per share)	—	—	(35,687)	—	(35,687)	—	(35,687)	—
Balance August 31, 2021	32,397	$469,721	$881,740	$(43,713)	$1,307,748	$168,679	$1,476,427	$29,708

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

Years ended August 31,

(In thousands)	2021	2020	2019
Cash flows from operating activities
Net earnings	$35,134	$87,586	$105,811
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	51,100	(9,489)	(20,225)
Depreciation and amortization	100,717	109,850	83,731
Net gain on disposition of equipment	(1,176)	(20,004)	(40,963)
Stock based compensation expense	14,704	8,997	11,153
Net loss on extinguishment of debt	6,287	—	—
Accretion of debt discount	7,075	5,504	4,458
Noncontrolling interest adjustments	2,259	1,436	7,402
Goodwill impairment	—	—	10,025
Other	2,363	1,142	145
Decrease (increase) in assets:
Accounts receivable, net	(82,117)	144,435	13,022
Income tax receivable	(103,026)	(9,109)	—
Inventories	(166,488)	166,607	(143,168)
Leased railcars for syndication	(11,904)	(12,942)	(96,110)
Other assets	(5,813)	(64,995)	6,843
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	109,922	(108,837)	55,910
Deferred revenue	438	(27,920)	(19,275)
Net cash provided by (used in) operating activities	(40,525)	272,261	(21,241)
Cash flows from investing activities
Acquisitions, net of cash acquired	—	—	(361,878)
Proceeds from sales of assets	15,927	83,484	125,427
Capital expenditures	(139,011)	(66,879)	(198,233)
Investment in and advances to unconsolidated affiliates	(26)	(1,815)	(11,393)
Cash distribution from unconsolidated affiliates and other	5,350	12,693	2,096
Net cash provided by (used in) investing activities	(117,760)	27,483	(443,981)
Cash flows from financing activities
Net changes in revolving notes with maturities of 90 days or less	197,382	146,542	(105)
Proceeds from revolving notes with maturities longer than 90 days	112,000	176,500	—
Repayments of revolving notes with maturities longer than 90 days	(287,000)	—	—
Proceeds from issuance of notes payable	391,890	—	525,000
Repayments of notes payable	(337,754)	(30,179)	(182,971)
Debt issuance costs	(21,997)	—	(8,630)
Repurchase of stock	(20,000)	—	—
Dividends	(35,663)	(35,173)	(33,193)
Cash distribution to joint venture partner	(25,292)	(38,969)	(16,879)
Investment by joint venture partner	7,000	—	—
Tax payments for net share settlement of restricted stock	(3,308)	(2,266)	(6,321)
Net cash provided by (used in) financing activities	(22,742)	216,455	276,901
Effect of exchange rate changes	10,336	(12,599)	(12,666)
Increase (decrease) in cash and cash equivalents and restricted cash	(170,691)	503,600	(200,987)
Cash and cash equivalents and restricted cash
Beginning of period	842,087	338,487	539,474
End of period	$671,396	$842,087	$338,487
Balance Sheet Reconciliation
Cash and cash equivalents	$646,769	$833,745	$329,684
Restricted cash	24,627	8,342	8,803
Total cash and cash equivalents and restricted cash as presented above	$671,396	$842,087	$338,487
Cash paid during the period for
Interest	$28,125	$31,710	$18,330
Income taxes, net	$11,103	$59,939	$62,084
Non-cash activity
Issuance of 2.25% Convertible notes in connection with the acquisition of the manufacturing business of ARI	$—	$—	$50,000
Transfer from Leased railcars for syndication and Inventories to Equipment on operating leases, net	$188,523	$55,626	$43,845
Capital expenditures accrued in Accounts payable and accrued liabilities	$5,174	$4,099	$19,385
Change in Accounts payable and accrued liabilities associated with dividends declared	$(23)	$(329)	$19
Change in Accounts payable and accrued liabilities associated with cash distributions to joint venture partner	$648	$1,417	$(1,146)

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1 — Nature of Operations

The Company operates in three reportable segments: Manufacturing; Wheels, Repair & Parts; and Leasing & Services. The segments are operationally integrated. The Manufacturing segment, which currently operates from facilities in the U.S., Mexico, Poland, Romania and Turkey, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Wheels, Repair & Parts segment performs wheel and axle servicing, railcar maintenance and produces a variety of parts for the rail industry in North America. The Leasing & Services segment, which includes GBX Leasing, owns approximately 8,800 railcars as of August 31, 2021. The Company also provides management services for approximately 444,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America as of August 31, 2021. Through unconsolidated affiliates the Company produces rail and industrial components and has an ownership stake in a railcar manufacturer in Brazil.

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

Foreign currency translation - Certain operations outside the U.S. prepare financial statements in currencies other than the U.S. Dollar. Revenues and expenses are translated at monthly average exchange rates during the year, while assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of equity in other comprehensive income (loss). The net foreign currency translation adjustment balances were $35.8 million, $39.8 million and $34.2 million as of August 31, 2021, 2020 and 2019, respectively

Cash and cash equivalents - Cash may temporarily be invested primarily in money market funds. All highly-liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents.

Restricted cash - Restricted cash relates to amounts held to support a target minimum rate of return on certain agreements, terms of our credit agreement, and a pass through account for activity related to management services provided for certain third party customers.

Accounts receivable - Accounts receivable consists of receivables from customers and receivables from related parties (see Note 16 - Related Party Transactions) and is stated net of allowance for doubtful accounts of $2.4 million and $2.7 million as of August 31, 2021 and 2020, respectively.

	As of August 31,
(In thousands)	2021	2020	2019
Allowance for doubtful accounts
Balance at beginning of period	$2,670	$2,176	$2,701
Additions, net of reversals	613	1,661	773
Usage	(835)	(1,291)	(1,311)
Currency translation effect	(40)	124	13
Balance at end of period	$2,408	$2,670	$2,176

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

As of August 31, 2021, selected investments in unconsolidated affiliates include the Company’s 60% interest in Greenbrier-Maxion, 29.5% interest in Amsted-Maxion Cruzeiro (which owns 40% of Greenbrier-Maxion), 40% interest in Greenbrier Railcar Funding I LLC and 41.9% interest in Axis, LLC.

Property, plant and equipment - Property, plant and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided on the straight-line method over estimated useful lives which primarily are as follows:

Depreciable Life
Buildings and improvements	10 - 30 years
Machinery and equipment	3 - 20 years
Other	3 - 7 years

Intangible and other assets, net - Intangible assets are recorded when a portion of the purchase price of an acquisition is allocated to assets such as customer contracts and relationships and trade names. Intangible assets with finite lives are amortized using the straight line method over their estimated useful lives which are up to 20 years. Other assets include nonqualified savings plan investments, and revolving note fees which are capitalized and amortized as interest expense over the life of the related borrowings.

Impairment of long-lived assets - When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets are evaluated for impairment. If the forecasted undiscounted future cash flows are less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to estimated realizable value is recognized in the current period. No impairment of long-lived assets was recorded in the years ended August 31, 2021, 2020 and 2019.

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

Greenbrier-Astra Rail was formed in 2017 between the Company’s existing European operations headquartered in Swidnica, Poland and Astra Rail, based in Arad, Romania. Greenbrier-Astra Rail is controlled by the Company with an approximate 75% interest. Astra Rail also received a put option to sell its entire noncontrolling interest to Greenbrier at an exercise price equal to the higher of fair value or a defined EBITDA multiple as measured on the exercise date. The option is exercisable 30 business days prior to and up until June 1, 2022. The Company consolidates Greenbrier-Astra Rail for financial reporting purposes and includes the noncontrolling interest in the mezzanine section of the Consolidated Balance Sheet in Contingently redeemable noncontrolling interest. The carrying value of the noncontrolling interest cannot be less than the maximum redemption amount, which is the amount Greenbrier will settle the put option for if exercised. Adjustments to reconcile the carrying value to the maximum redemption amount are recorded to retained earnings.

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

Accumulated other comprehensive loss – Accumulated other comprehensive loss, net of tax as appropriate, consisted of the following:

(In thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2020	$(11,970)	$(39,816)	$(1,031)	$(52,817)
Other comprehensive income (loss) before reclassifications	(394)	3,995	524	$4,125
Amounts reclassified from accumulated other comprehensive loss	4,979	—	—	$4,979
Balance, August 31, 2021	$(7,385)	$(35,821)	$(507)	$(43,713)

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Income, with the financial statement caption, were as follows:

	Year Ended August 31,
(In thousands)	2021	2020	Financial Statement Caption
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$1,408	$2,984	Revenue and Cost of revenue
Interest rate swap contracts	5,261	2,657	Interest and foreign exchange
	6,669	5,641	Total before tax
	(1,690)	(1,466)	Tax expense
	$4,979	$4,175	Net of tax

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

The Company typically recognizes marine vessel manufacturing revenue over time using the cost input method, based on progress toward contract completion measured by actual costs incurred to date in relation to the estimate of total expected costs. This method best depicts the Company’s performance in completing the construction of the marine vessel for the customer and is consistent with the percentage of completion method used prior to the adoption of Topic 606. When estimates of total costs to be incurred on a contract exceed total revenue, the expected loss is recorded in the period in which the loss is determined.

Wheels, Repair & Parts

The Company operates a network of facilities in North America that provide complete wheelset reconditioning and maintenance services.

Wheels revenue is recognized when wheelsets are shipped to the customer or when consumed by customers in the case of consignment arrangements. Parts revenue is recognized upon shipment of the parts to the customers.

Maintenance revenue is typically recognized over time using the cost input method, based on progress toward contract completion measured by actual costs incurred to date in relation to the estimate of total expected costs. This method best depicts the Company’s performance in servicing the railcars for the customer. Maintenance services are typically completed in less than 90 days.

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

	Years ended August 31,
(In thousands)	2021	2020	2019
Interest and foreign exchange:
Interest and other expense	$44,655	$42,386	$32,260
Foreign exchange (gain) loss	(1,392)	1,233	(1,348)
	$43,263	$43,619	$30,912

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

Research and development - Research and development costs are expensed as incurred. Research and development costs incurred for new product development during the years ended August 31, 2021, 2020 and 2019 were $6.3 million, $5.8 million and $5.4 million, respectively, included in Selling and administrative expenses.

Net earnings per share - Basic earnings per common share (EPS) is calculated using weighted average basic common shares outstanding, which include restricted stock grants and restricted stock units that are considered participating securities when the Company is in a net earnings position.

Diluted EPS is calculated using the treasury stock method, associated with shares underlying the 2024 and 2028 2.875% Convertible notes, 2024 2.25% Convertible notes, restricted stock units that are not considered participating securities and performance-based restricted stock units subject to performance criteria.

Stock-based compensation – The value of stock-based compensation awards is amortized as compensation expense from the date of grant through the earlier of the vesting period or in some instances the recipient’s eligible retirement date. Stock based compensation expense consists of restricted stock units and restricted stock awards. The fair value of awards is measured using the number of shares granted multiplied by the closing share price on the grant date. Stock based compensation expense for the years ended August 31, 2021, 2020 and 2019 was $14.7 million, $9.0 million and $11.2 million, respectively and was recorded in Selling and administrative and Cost of revenue on the Consolidated Statements of Income.

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

Initial Adoption of Accounting Policies

Revenue Recognition

In the first quarter of 2019, the Company adopted Accounting Standard Update 2014-09, Revenue from Contracts with Customers and related amendments (Topic 606). This standard was issued to provide a common revenue recognition model for entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The new standard also requires additional disclosures to sufficiently describe the nature, amount, timing, and uncertainty of revenue and cash flow arising from contracts with customers. As a result of adopting the new standard, the majority of the Company’s revenue recognition timing remained unchanged, while certain minor changes have occurred related to maintenance services. Costs incurred while fulfilling maintenance contracts are now recognized as incurred while the related revenue continues to be recognized over time. Additionally, maintenance and rail retrofit service revenue, while previously recognized upon completion of an order, is now recognized as costs are incurred.  This standard was adopted using a modified retrospective approach through a cumulative effect adjustment, which increased retained earnings by $5.5 million at September 1, 2018. Other adjustments recorded to the September 1, 2018 opening balance sheet were not material. The adoption of the new revenue standard did not have a material effect on the Condensed Consolidated Balance Sheet or Statement of Income.

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

Derivatives and Hedging

In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). This update improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance. The guidance expands the ability to qualify for hedge accounting for non-financial and financial risk components, reduces complexity in fair value hedges of interest rate risk and eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. The Company adopted this guidance effective September 1, 2019 and it did not have a material impact on its consolidated financial statements.

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

Prospective Accounting Changes

Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued Accounting Standard Update 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity’s own equity and modifies the guidance on diluted EPS calculations as a result of these changes. The Company plans to early adopt this guidance beginning September 1, 2021 on a modified retrospective basis and expects to record a cumulative effect on adoption of approximately $3 million reduction to Retained earnings. The Company expects the impact of adoption to result in a reduction to Additional paid in capital of approximately $51 million related to amounts attributable to conversion options that had previously been recorded in equity and the associated derecognition of related deferred tax liabilities of approximately $17 million. Additionally, the Company expects to record an increase to its convertible notes balance by an aggregate amount of approximately $71 million as a result of reversal of the separation of the convertible debt between debt and equity. The Company anticipates the ongoing impact will reduce reported interest expense, increase reported net income, and result in a change in the calculation of EPS to use the if-converted method to calculate diluted EPS, which is expected to be incrementally dilutive compared to the Company’s current accounting treatment. There is no expected impact to the Company’s cash flows as the result of the adoption.

Simplification of Accounting for Income Taxes

In December 2019, the FASB issued Accounting Standard Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 for: recognizing deferred taxes for investments, performing intra-period allocations and calculating taxes in interim periods. The ASU also improves consistent application of GAAP for other areas of Topic 740 by clarifying and amending existing guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The standard is effective for fiscal years beginning after December 15, 2020. The Company plans to adopt this guidance beginning September 1, 2021. The Company does not expect the new guidance to have a material impact on its financial condition or results of operations.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The elective amendments provide expedients to contract modification, affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by this guidance apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. This guidance is not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The guidance can be applied immediately through December 31, 2022. The Company expects to adopt this standard when LIBOR is discontinued if there is a mismatch in our interest rate swap and derivatives for a period of time. The Company does not expect a material impact to its financial condition, results of operations or disclosures based on the current debt portfolio and capital structure.

Note 3 – Revenue Recognition

Contract balances

Contract assets primarily consist of unbilled receivables related to marine vessel construction and railcar maintenance services, for which the respective contracts do not yet permit billing at the reporting date. Contract liabilities primarily consist of customer prepayments for manufacturing, maintenance, and other management-type services, for which the Company has not yet satisfied the related performance obligations.

The opening and closing balances of the Company’s contract balances are as follows:

(In thousands)	Balance sheet classification	August 31, 2021	August 31, 2020	$ change
Contract assets	Accounts receivable, net	$5,855	$430	$5,425
Contract assets	Inventories	$6,727	$7,081	$(354)
Contract liabilities [1]	Deferred revenue	$36,428	$27,009	$9,419

[1]	Contract liabilities balance includes deferred revenue within the scope of Topic 606.

For the year ended August 31, 2021, the Company recognized $7.4 million of revenue that was included in Contract liabilities as of August 31, 2020.

Performance obligations

As of August 31, 2021, the Company has entered into contracts with customers for which revenue has not yet been recognized. The following table outlines estimated revenue related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(In millions)	August 31, 2021
Revenue type:
Manufacturing – Railcar sales	$2,354.1
Manufacturing – Marine	$70.3
Services	$132.8
Other	$72.3

Manufacturing – Railcars intended for syndication [1]	$292.5

[1]	Not a performance obligation as defined in Topic 606

Based on current production and delivery schedules and existing contracts, approximately $1.4 billion of the Railcar sales amount is expected to be recognized in the next 12 months while the remaining amount is expected to be recognized through 2025. The table above excludes estimated revenue to be recognized at the Company’s Brazilian manufacturing operations, as they are accounted for under the equity method.

Revenue amounts reflected in Railcars intended for syndication may be syndicated to third parties or held in the Company’s fleet depending on a variety of factors.

Marine revenue is expected to be recognized through 2023 as vessel construction is completed.

Services includes management and maintenance services of which approximately 53% are expected to be performed through 2026 and the remaining amount through 2037.

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

In accordance with ASC 805 Business Combinations, the following unaudited pro forma financial information summarizes the combined operating results of Greenbrier and ARI’s manufacturing business as if the acquisition of ARI’s manufacturing business occurred on September 1, 2018. In addition, this unaudited pro forma financial information includes acquisition-related adjustments including depreciation expense to reflect the increased fair value of property, plant and equipment, amortization expense related to identified intangible assets, interest expense on the $50 million convertible senior note and $300 million senior term debt issued, and the related income tax effects. This unaudited pro forma financial information is presented for informational purposes only and does not include adjustments relating to the Company’s expected cost-savings and other synergies, and as such, is not indicative of the results of operations that would have been achieved if the acquisition had occurred on September 1, 2018 or of results that may occur in the future.

Year ended
(In thousands, except per share amounts)	August 31, 2019
Revenue	$3,462,255
Net earnings attributable to Greenbrier	$57,284
Basic earnings per common share	$1.76
Diluted earnings per common share	$1.73

Note 5 — Inventories

	As of August 31,
(In thousands)	2021	2020
Manufacturing supplies and raw materials	$352,747	$263,080
Work-in-process	167,336	116,909
Finished goods	73,387	173,761
Excess and obsolete adjustment	(19,876)	(24,221)
	$573,594	$529,529

	As of August 31,
(In thousands)	2021	2020	2019
Excess and obsolete adjustment
Balance at beginning of period	$24,221	$9,512	$5,614
Charge to cost of revenue	746	17,966	9,734
Disposition of inventory	(5,000)	(3,555)	(5,651)
Currency translation effect	(91)	298	(185)
Balance at end of period	$19,876	$24,221	$9,512

Note 6 — Property, Plant and Equipment, net

	As of August 31,
(In thousands)	2021	2020
Land and improvements	$94,599	$94,611
Machinery and equipment	609,767	590,992
Buildings and improvements	379,073	376,272
Construction in progress	49,997	49,717
Other	92,836	97,432
	1,226,272	1,209,024
Accumulated depreciation	(556,051)	(497,500)
	$670,221	$711,524

Depreciation expense was $75.3 million, $86.6 million and $62.3 million for the years ended August 31, 2021, 2020 and 2019, respectively.

Note 7 — Goodwill

Changes in the carrying value of goodwill are as follows:

(In thousands)	Manufacturing	Wheels, Repair & Parts	Leasing & Services	Total
Balance August 31, 2020	$87,043	$43,265	$—	$130,308
Translation and other adjustments	1,802	—	—	1,802
Balance August 31, 2021	$88,845	$43,265	$—	$132,110

(In thousands)	Goodwill
Gross goodwill balance before accumulated goodwill impairment losses and other reductions	$294,660
Accumulated goodwill impairment losses	(138,234)
Accumulated other reductions	(24,316)
Balance August 31, 2021	$132,110

The Company performed its annual goodwill impairment test during the third quarter. For the annual impairment test during the third quarter of 2021, the Company utilized the qualitative assessment allowable under ASC 350 Intangibles – Goodwill and Other to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic considerations, industry and market trends, cost factors, entity-specific financial performance and other events, such as changes in the Company’s management, strategy and primary user base.  If based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Based on our review of the qualitative factors, the Company determined for all three of our reporting unit goodwill balances, that a quantitative impairment analysis was not necessary, primarily as a result of positive macroeconomic trends and market indicators during the assessment period.

As of August 31, 2021, our Manufacturing segment includes the North America Manufacturing reporting unit with a goodwill balance of $56.7 million and the Europe Manufacturing reporting unit with a goodwill balance of $32.1 million.

Based on the results of the Company’s annual impairment test, we concluded that goodwill was not impaired.

Note 8 — Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

	As of August 31,
(In thousands)	2021	2020
Intangible assets subject to amortization:
Customer and supplier relationships	$89,822	$89,722
Accumulated amortization	(64,146)	(56,509)
Other intangible assets	40,276	37,798
Accumulated amortization	(13,027)	(10,595)
	52,925	60,416
Intangible assets not subject to amortization	2,373	2,474
Prepaid and other assets	26,668	22,026
Operating lease ROU assets	39,819	62,389
Nonqualified savings plan investments	47,653	35,744
Debt issuance costs, net	8,597	3,623
Assets held for sale	5,413	3,650
	$183,448	$190,322

Amortization expense for the years ended August 31, 2021, 2020 and 2019 was $11.6 million, $11.0 million and $6.3 million, respectively. As of August 31, 2021, amortizable intangible assets had a weighted-average remaining useful life of 8 years. Amortization expense for the years ending August 31, 2022, 2023, 2024, 2025 and 2026 is expected to be $8.7 million, $7.4 million, $7.1 million, $6.0 million and $5.7 million, respectively.

Note 9 — Revolving Notes

Senior secured credit facilities, consisting of four components, aggregated to $1.05 billion as of August 31, 2021.

As of August 31, 2021, a $600.0 million revolving line of credit, maturing August 2026, secured by substantially all the Company’s U.S. assets not otherwise pledged as security for term loans or the warehouse credit facility, existed to provide working capital and interim financing of equipment, principally for the Company’s U.S. and Mexican operations. Advances under this North American credit facility bear interest at LIBOR plus 1.50% or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios. On August 27, 2021, this revolving line of credit was renewed on similar terms with an extension of the maturity date from June 2024 to August 2026.

As of August 31, 2021, a $300.0 million non-recourse warehouse credit facility existed to support the operations of GBX Leasing, a joint venture in which the Company owns approximately 95%. Advances under this facility bear interest at LIBOR plus 2.0%. The warehouse credit facility converts to a term loan in April 2023 which matures in April 2025.

As of August 31, 2021, lines of credit totaling $76.6 million secured by certain of the Company’s European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.5% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of the Company’s European manufacturing operations. The European lines of credit include $39.0 million which are guaranteed by the Company. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from June 2022 through October 2023.

As of August 31, 2021, the Company’s Mexican railcar manufacturing operations had three lines of credit totaling $70.0 million. The first line of credit provides up to $30.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.75% to 4.25%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2024. The second line of credit provides up to $35.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.70%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2023. The third line of credit provides up to $5.0 million and matures in September 2022. Advances under this facility bear interest at LIBOR plus 2.95% and are to be used for working capital needs.

	As of August 31,
(In millions)	2021	2020
Credit facility balances:
North America	$160.0	$275.0
GBX Leasing	147.0	—
Europe	50.2	46.5
Mexico	15.0	30.0
Total Revolving notes	$372.2	$351.5

Outstanding commitments under the North American credit facility included letters of credit which totaled $8.4 million and $28.7 million as of August 31, 2021 and 2020, respectively.

As of August 31, 2021, the Company had an aggregate of $187.9 million available to draw down under committed credit facilities.

Note 10 — Accounts Payable and Accrued Liabilities

	As of August 31,
(In thousands)	2021	2020
Trade payables	$265,124	$148,971
Other accrued liabilities	109,115	100,168
Operating lease liabilities	42,568	64,509
Accrued payroll and related liabilities	125,117	105,008
Accrued warranty	27,881	45,224
	$569,805	$463,880

Note 11 — Warranty Accrual

	As of August 31,
(In thousands)	2021	2020	2019
Balance at beginning of period	$45,224	$46,678	$27,395
Charged to cost of revenue	(8,015)	3,984	5,014
Acquisition	—	—	23,895
Payments	(9,185)	(6,212)	(8,594)
Currency translation effect	(143)	774	(1,032)
Balance at end of period	$27,881	$45,224	$46,678

Note 12 — Notes Payable, net

	As of August 31,
(In thousands)	2021	2020
Term loans	$492,319	$498,858
2.875% Convertible senior notes, due 2028	373,750	—
2.875% Convertible senior notes, due 2024	47,746	275,000
2.25% Convertible senior notes, due 2024	—	50,000
Other notes payable	1,710	10,135
	$915,525	$833,993
Debt discount and issuance costs	(89,019)	(29,905)
	$826,506	$804,088

Term loans are primarily composed of:

•

$291.9 million of senior term debt, with a maturity date of August 2026. The debt bears a floating interest rate of LIBOR plus 1.5% with principal of $3.65 million paid quarterly in arrears and a balloon payment of $222.6 million due at maturity. An interest rate swap agreement covers approximately 50% of the initial balance to swap the floating interest rate of LIBOR plus 1.5% to a fixed rate of 3.19%. The principal balance as of August 31, 2021 was $291.9 million.

•

$200.0 million of senior term debt, with a maturity date of August 2027, which is secured by a pool of leased railcars. The debt bears a floating interest rate of LIBOR plus 1.625% with principal of $1.75 million paid quarterly in arrears and a balloon payment of $158.0 million due at maturity. An interest rate swap agreement covers approximately 50% of the initial balance to swap the floating interest rate of LIBOR plus 1.625% to a fixed rate of 4.62%. The principal balance as of August 31, 2021 was $200.0 million.

•	Other term loan with an aggregate balance of $0.4 million as of August 31, 2021 and a maturity date of September 2022.

In April 2021, the Company issued $373.8 million of convertible senior notes, due 2028 which bear interest at a fixed rate of 2.875%. These interest payments are payable semiannually in arrears on April 15 and October 15, commencing October 15, 2021. The convertible notes will mature on April 15, 2028, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. The convertible notes are senior unsecured obligations and rank equally with other senior unsecured debt. The notes are convertible into shares of the Company’s common stock, at an initial conversion rate of 18.0317 shares of common stock per $1,000 principal amount which is equivalent to an initial conversion price of approximately $55.46 per share. The conversion rate and the resulting conversion price are subject to adjustment in certain events, such as distributions, dividends or stock splits. Conversion of the par value of the note will be settled in cash, with any premium convertible in cash or shares at the Company’s option. Upon a conversion of the notes, the Company may elect to pay or deliver, as the case may be, cash and, if applicable, shares of the Company’s common stock, as provided in the 2028 Notes Indenture (as defined below). There were $73.6 million of initial debt discount and $12.0 million of original debt issuance costs included in Notes Payable, net on the Company’s Consolidated Balance Sheet. The debt discount represents the difference between the debt principal and the value of a similar debt instrument that does not have a conversion feature at issuance.  The debt discount is being amortized using the effective interest rate method through April 2028 and the amortization expense is included in Interest and Foreign exchange on the Company’s Consolidated Statement of Income. In accordance with ASC 470-20, the Company separately accounts for the liability component (debt principal net of debt discount) and equity component. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. To determine the fair value of the liability component, the Company assumed an interest rate of approximately 5.75% which resulted in a fair value of $300.2 million. The equity component, which is the conversion feature at issuance, is recognized as the difference between the proceeds from the issuance of the notes ($373.8 million) and the fair value of the liability component ($300.2 million). As of August 31, 2021, the equity component was $73.6 million which was recorded on the Company’s Consolidated Balance Sheet in Additional paid-in capital, net of tax of $17.3 million. As of August 31, 2021, the Company has reserved approximately 8.8 million shares for issuance upon conversion of these notes.

The 2028 Convertible Notes are subject to an indenture entered into on April 20, 2021 by the Company and Wells Fargo Bank, National Association, as trustee, as amended and restated by the first supplemental indenture dated June 1, 2021 (2028 Notes Indenture). The 2028 Convertible Notes are convertible at the option of the holders prior to January 15, 2028, under certain circumstances as described in the 2028 Notes Indenture. Additionally, the Company may elect to call the notes on or after April 15, 2025 and on or before the 40th trading day prior to April 15, 2028, at a cash redemption price described in the 2028 Notes Indenture if the stock price exceeds 130% of the conversion price during certain trading days as defined in the 2028 Notes Indenture. Calling any Convertible Note for redemption will constitute a make-whole fundamental change with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption.

During fiscal 2021, the Company retired $227.3 million of its 2.875% Convertible senior notes due 2024, and all of its 2.25% Convertible senior notes due 2024. The proceeds were allocated between the repurchase of the liability and the equity components with the remaining accounted for as a repurchase of the equity component, reducing Additional paid-in capital. The difference between the fair value of the debt component and the carrying value, net of the pro-rata portion of unamortized debt issuance costs, resulted in a loss on extinguishment of $5.8 million.

Convertible senior notes, due 2024, bear interest at a fixed rate of 2.875%, paid semi-annually in arrears on February 1st and August 1st. The convertible notes mature on February 1, 2024, unless earlier repurchased by the Company or converted in accordance with their terms. Upon the satisfaction of certain conditions, holders may convert at their option at any time prior to the business day immediately preceding the stated maturity date. The convertible notes are senior unsecured obligations and rank equally with other senior unsecured debt. The convertible notes are convertible into shares of the Company’s common stock, at an initial conversion rate of 16.6234 shares per $1,000 principal amount of the notes (which is equal to an initial conversion price of $60.16 per share). The initial conversion rate and conversion price are subject to adjustment upon the occurrence of certain events, such as distributions, dividends or stock splits. There were $33.1 million of initial debt discount and $8.0 million of original debt issuance costs included in Notes Payable, net on the Company’s Consolidated Balance Sheet. The debt discount represents the difference between the debt principal and the value of a similar debt instrument that does not have a conversion feature at issuance. The debt discount is being amortized using the effective interest rate method through February 2024 and the amortization expense is included in Interest and Foreign exchange on the Company’s Consolidated Statement of

Income. In accordance with ASC 470-20, the Company separately accounts for the liability component (debt principal net of debt discount) and equity component. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. To determine the fair value of the liability component, the Company assumed an interest rate of approximately 5% which resulted in a fair value of $241.9 million. The equity component, which is the conversion feature at issuance, is recognized as the difference between the proceeds from the issuance of the notes ($275 million) and the fair value of the liability component ($241.9 million). As of August 31, 2021 and 2020, the equity component was $2.6 million and $33.1 million, respectively, which was recorded on the Company’s Consolidated Balance Sheet in Additional paid-in capital. As of August 31, 2021 the Company has reserved approximately 1.0 million shares for issuance upon conversion of these notes.

Other notes payable includes $1.7 million of unsecured debt with maturity dates ranging from January 2022 to April 2026.

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

As of August 31, 2021 principal payments on the notes payable are expected as follows:

(In thousands)
Year ending August 31,
2022	$18,907
2023	22,147
2024 (1)	69,632
2025	21,831
2026	244,258
Thereafter (1)	538,750
$915,525

(1)

The repayment of the $47.7 million of Convertible senior notes due February 2024 and the $373.8 million of Convertible senior notes due April 2028 is assumed to occur at the scheduled maturity instead of assuming an earlier conversion by the holders.

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

At August 31, 2021 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros aggregated to $74.2 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when in a loss position, or as Accounts receivable, net when in a gain position. As the contracts mature at various dates through May 2023, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At August 31, 2021 exchange rates, approximately $0.7 million would be reclassified to revenue or cost of revenue in the next year.

At August 31, 2021, an interest rate swap agreement maturing in September 2023 had a notional amount of $100.3 million and an interest rate swap agreement maturing June 2024 had a notional amount of $136.9 million. The fair value of the contracts are included on the Consolidated Balance Sheets in Accounts payable and accrued liabilities when in a loss position, or in Accounts receivable, net when in a gain position. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At August 31, 2021 interest rates, approximately $4.9 million would be reclassified to interest expense in the next year.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		August 31,			August 31,
		2021	2020		2021	2020
(In thousands)	Balance sheet caption	Fair Value	Fair Value	Balance sheet caption	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$118	$560	Accounts payable and accrued liabilities	$268	$3
Interest rate swap contracts	Accounts receivable, net	—	—	Accounts payable and accrued liabilities	10,075	15,904
		$118	$560		$10,343	$15,907
Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$—	$22	Accounts payable and accrued liabilities	$108	$—

The Effect of Derivative Instruments on the Consolidated Statements of Income

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivative	Gain (loss) recognized in income on derivatives Years ended August 31,
		2021	2020
Foreign forward exchange contract	Interest and foreign exchange	$(70)	$83

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives Years ended August 31,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income Years ended August 31,		Location of gain (loss) in income on derivative (amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (amount excluded from effectiveness testing) Years ended August 31,
	2021	2020		2021	2020		2021	2020
Foreign forward exchange contracts	$(1,976)	$461	Revenue	$(1,330)	$(748)	Revenue	$602	$996
Foreign forward exchange contracts	(37)	(2,238)	Cost of revenue	(78)	(2,236)	Cost of revenue	124	513
Interest rate swap contracts	568	(8,307)	Interest and foreign exchange	(5,261)	(2,657)	Interest and foreign exchange	—	—
	$(1,445)	$(10,084)		$(6,669)	$(5,641)		$726	$1,509

The following table presents the amounts in the Consolidated Statements of Income in which the effects of the cash flow hedges are recorded and the effects of the cash flow hedge activity on these line items for the years ended August 31, 2021, 2020 and 2019:

	For the Years Ended August 31,
	2021		2020		2019
(In thousands)	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$1,747,981	$(1,330)	$2,792,189	$(748)	$3,033,591	$(764)
Cost of revenue	1,516,374	(78)	2,439,058	(2,236)	2,667,105	(1,030)
Interest and foreign exchange	43,263	(5,261)	43,619	(2,657)	30,912	(545)

Note 14 — Equity

Stock Incentive Plan

The 2021 Stock Incentive Plan was approved by shareholders on January 6, 2021. The new plan replaced the 2014 Amended and Restated Stock Incentive Plan, which was amended and restated as the 2017 Amended and Restated Stock Incentive Plan on October 24, 2017 and approved by shareholders on January 5, 2018. The 2021 Stock Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, restricted shares, restricted stock units and stock appreciation rights. In addition to the 1,500,000 shares reserved for issuance under the 2021 Stock Incentive Plan, up to 465,636 shares previously reserved for issuance, but not issued or subject to outstanding awards, are available for issuance under the 2021 Stock Incentive Plan, and up to 883,933 shares that were subject to outstanding awards under the 2017 Amended and Restated Stock Incentive Plan as of the effective date of the 2021 Stock Incentive Plan will also become available for issuance under the 2021 Stock Incentive Plan to the extent such shares are not issued and cease to be subject to such awards following the effective date of the 2021 Stock Incentive Plan.

On August 31, 2021 there were 1,618,230 shares available for grant compared to 465,636 and 849,522 shares available for grant as of the years ended August 31, 2020 and 2019, respectively. There are no stock options or stock appreciation rights outstanding as of August 31, 2021. The Company currently grants restricted stock units. Shares associated with restricted stock unit awards are not considered legally outstanding shares of common stock until they are issued following vesting. Restricted stock unit awards, including performance-based awards, some of which are entitled to participate in dividends and these awards are considered participating securities and are considered outstanding for earnings per share purposes when the effect is dilutive.

During the years ended August 31, 2021, 2020 and 2019, the Company awarded restricted share and restricted stock unit grants totaling 538,260, 469,825, and 313,540  shares, respectively, which include performance-based grants and dividend equivalent rights. As of August 31, 2021, there were a total of 622,528 shares associated with unvested performance-based grants. The actual number of shares that will vest associated with performance-based grants will vary depending on the Company’s performance. Approximately 622,528 additional shares may be granted if performance-based restricted stock unit awards vest at maximum levels of performance. These additional shares are associated with restricted stock unit awards granted during the years ended August 31, 2021, 2020 and 2019. The fair value of awards granted was $18.0 million, $14.5 million, and $17.4 million for the years ended August 31, 2021, 2020 and 2019, respectively.

The value, at the date of grant, of stock awarded under restricted share grants and restricted stock unit grants is amortized as compensation expense over the lesser of the vesting period of one to three years or to the recipients eligible retirement date. Compensation expense recognized related to restricted share grants and restricted stock unit grants for the years ended August 31, 2021, 2020 and 2019 was $14.7 million, $8.7 million, and $12.4 million, respectively, and was recorded in Selling and administrative and Cost of revenue on the Consolidated Statements of

Income. Unamortized compensation cost related to restricted stock unit grants was $13.3 million as of August 31, 2021.

Total unvested restricted share and restricted stock unit grants were 1,023,504 and 883,933 as of August 31, 2021 and 2020, respectively. The following table summarizes restricted share and restricted stock unit grant transactions for shares, both vested and unvested, under the 2021 Stock Incentive Plan and the 2017 Amended and Restated Stock Incentive Plan:

Shares
Balance at August 31, 2018 (1)	4,374,325
Granted	313,540
Forfeited	(112,387)
Balance at August 31, 2019 (1)	4,575,478
Granted	469,825
Forfeited	(85,939)
Balance at August 31, 2020 (1)	4,959,364
Granted	538,260
Forfeited	(190,854)
Balance at August 31, 2021 (1)	5,306,770

(1)	Balance represents cumulative grants net of forfeitures.

Share Repurchase Program

The Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. The share repurchase program has an expiration date of January 31, 2023 and the amount remaining for repurchase is $100.0 million. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time to time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The program may be modified, suspended or discontinued at any time without prior notice. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period. There were no shares repurchased under this program during the years ended August 31, 2021 and 2020.

Other Share Repurchases

The Company repurchased $20.0 million of its common stock during 2021. These shares were repurchased, in privately negotiated transactions, as part of the Company’s debt refinancing in April 2021 and were not associated with the Company’s publicly announced share repurchase program.

Note 15 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Years ended August 31,
(In thousands)	2021	2020	2019
Weighted average basic common shares outstanding (1)	32,648	32,670	32,615
Dilutive effect of 2.875% Convertible notes, due 2024 (2)	—	—	—
Dilutive effect of 2.875% Convertible notes, due 2028 (3)	—	n/a	n/a
Dilutive effect of 2.25% Convertible notes, due 2024 (4)	—	—	—
Dilutive effect of restricted stock units (5)	1,017	771	550
Weighted average diluted common shares outstanding	33,665	33,441	33,165

(1)

Restricted stock grants and restricted stock units that are considered participating securities, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position. No restricted stock or restricted stock units were anti-dilutive for the years ended August 31, 2021, 2020 and 2019.

(2)

The dilutive effect of the 2.875% Convertible notes, due 2024 was excluded for the years ended August 31, 2021, 2020 and 2019 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive.

(3)

The dilutive effect of the 2.875% Convertible notes, due 2028 was excluded for the year ended August 31, 2021 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive. These convertible notes were issued in April 2021.

(4)

The dilutive effect of the 2.25% Convertible notes, due 2024 was excluded for the years ended August 31, 2021, 2020 and 2019 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive. These convertible notes were retired in April 2021.

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

	Years ended August 31,
(In thousands, except per share data)	2021	2020	2019
Net earnings attributable to Greenbrier	$32,477	$48,967	$71,076
Weighted average diluted common shares outstanding	33,665	33,441	33,165
Diluted earnings per share	$0.96	$1.46	$2.14

Note 16 — Related Party Transactions

The Company has a 41.9% interest in Axis, a joint venture. The Company purchased $13.5 million, $12.7 million and $1.6 million of railcar components from Axis during the years ended August 31, 2021, 2020 and 2019, respectively.

The Company has a 40% interest in the common equity of an entity that buys and sells railcar assets that are leased to third parties. As of August 31, 2021 and 2020 the carrying amount of the investment was $3.2 million and $3.6 million, respectively, which is classified in Investment in unconsolidated affiliates in the Consolidated Balance Sheets. Upon sale of railcars to this entity from Greenbrier, 60% of the related revenue and margin is recognized and 40% is deferred until the railcars are ultimately sold by the entity. The table below discloses revenue recognized by Greenbrier associated with activity sold in and out of this entity. The Company also provides administrative and remarketing services to this entity and earns management fees for these services which were immaterial for each of the years ended August 31, 2021, 2020 and 2019.

	Years ended August 31,
(In millions)	2021	2020	2019
Revenue recognized by Greenbrier associated with railcars sold to the entity	$—	$4.7	$18.2
Revenue recognized by Greenbrier associated with railcars sold out of the entity	$—	$—	$5.6

Mr. Furman is the owner of a private aircraft managed by a private independent management company. From time to time, the Company’s business requires charter use of privately-owned aircraft. In such instances, it is possible that charters may be placed on Mr. Furman’s aircraft. The Company placed charters on Mr. Furman’s aircraft aggregating $0.2 million, $0.3 million and $1.5 million for each of the years ended August 31, 2021, 2020 and 2019, respectively.

In May 2020, the Company and its manufacturing partner GIMSA amended its joint venture agreement for its joint ventures in Monclova, Mexico. In addition to certain temporary changes to the existing fee arrangements, the joint ventures also paid dividends of $22.5 million to each of the joint venture partners during the year ended August 31, 2020.

In November 2019, the Company increased its ownership interest in Amsted-Maxion Cruzeiro from 24.5% to 29.5%. This transaction included a conversion to equity of $4.8 million from a note receivable, including accrued interest, and a re-payment to the Company of $1.5 million which was used to acquire the additional 5% ownership interest. As of August 31, 2020, the Company had a $4.5 million note receivable due from Amsted-Maxion Cruzeiro, its unconsolidated Brazilian castings and components manufacturer and a $3.8 million note receivable from Greenbrier-Maxion, its unconsolidated Brazilian railcar manufacturer. These note receivables are included on the Consolidated Balance Sheets in Accounts receivable, net as of August 31, 2020 and were repaid in 2021.

Note 17 — Income Taxes

Components of income tax expense (benefit) were as follows:

	Years ended August 31,
(In thousands)	2021	2020	2019
Current
Federal	$(95,875)	$21,040	$18,894
State	1,853	785	4,775
Foreign	4,321	25,346	37,391
	(89,701)	47,171	61,060
Deferred
Federal	54,106	(8,294)	(8,559)
State	(2,351)	688	(2,542)
Foreign	(3,362)	495	(8,433)
	48,393	(7,111)	(19,534)
Change in valuation allowance	1,085	124	62
Income tax expense (benefit)	$(40,223)	$40,184	$41,588

Earnings (loss) before income tax and earnings from unconsolidated affiliates for the years ended August 31, 2021, 2020 and 2019 were ($30.7 million), $71.2 million and $75.0 million, respectively, for our domestic U.S. operations and $22.1 million, $53.6 million and $78.2 million, respectively for our foreign operations.

In response to the COVID‑19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Corporate taxpayers may carryback net operating losses (“NOLs”) originating in 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the existing limitation on taxable income of 80% by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019, or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income, plus business interest income, subject to the existing 30% limit under the 2017 Tax Act, for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation.

Due to the enactment of the CARES Act, the Company will file a U.S. Federal carryback claim for the fiscal year 2021 tax losses to the fiscal years 2016 through 2018, allowing the recovery of Federal income taxes previously paid. The income taxes associated with the carryback claims were paid at different Federal rates of 35.0% or 25.7%, rather than the current Federal rate of 21.0% in effect beginning with the fiscal year 2019. The overall net impact of the CARES Act resulted in a Federal tax benefit of $36.6 million.

The reconciliation between effective and statutory tax rates on operations is as follows:

	Years ended August 31,
	2021	2020	2019
Federal statutory rate	(21.0)%	21.0%	21.0%
State income taxes, net of federal benefit	(15.0)	2.0	1.3
Foreign operations	25.5	4.5	5.8
Carryback rate benefit	(379.1)	—	—
Permanent differences	(45.6)	8.9	3.6
Change in valuation allowance	12.6	0.1	—
Uncertain tax positions	(44.0)	3.1	—
Noncontrolling interest in flow-through entity	(2.9)	(6.1)	(5.7)
Other	0.7	(1.3)	1.1
Effective tax rate	(468.8)%	32.2%	27.1%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities were as follows:

	As of August 31,
(In thousands)	2021	2020
Deferred tax assets:
Accrued payroll and related liabilities	$23,724	$20,702
Deferred revenue	7,375	7,943
Inventories and other	16,760	17,191
Maintenance and warranty accruals	2,538	3,044
Lease liability	8,546	8,788
Net operating losses	15,929	12,247
Investment, asset tax credits and other	1,287	1,576
	76,159	71,491
Valuation allowance	(10,356)	(9,195)
Deferred tax liabilities:
Fixed assets	(106,051)	(53,180)
Original issue discount	(17,106)	(4,992)
Intangibles	(3,014)	(2,820)
Right-of-use asset	(8,921)	(9,005)
Other	(3,960)	—
	(139,052)	(69,997)
Net deferred tax liability	$(73,249)	$(7,701)

As of August 31, 2021, the Company had $68.2 million of state net operating loss carryforwards that will begin to expire in fiscal 2026, $1.2 million of state credit carryforwards that will begin to expire in 2022, $34.5 million of foreign net operating loss carryforwards that will begin to expire in fiscal 2022 and $26.0 million of foreign net operating loss carryforwards that do not expire. The Company has placed a valuation allowance of $10.4 million against the deferred tax assets for which no benefit is anticipated, including those for loss and credit carryforwards not likely to be used before their expiration dates or where the possibility of utilization is remote. The net increase in the total valuation allowance on deferred taxes for which no benefit is anticipated was approximately $1.1 million for the year ended August 31, 2021.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Years ended August 31,
(In thousands)	2021	2020	2019
Unrecognized Tax Benefit – Opening Balance	$5,502	$1,605	$1,608
Gross increases – tax positions in prior period	—	4,034	—
Gross decreases – tax positions in prior period	(3,602)	—	(3)
Settlements	—	—	—
Lapse of statute of limitations	(335)	(137)	—
Unrecognized Tax Benefit – Ending Balance	$1,565	$5,502	$1,605

The Company is subject to taxation in the U.S. and in various states and foreign jurisdictions. The Company is effectively no longer subject to U.S. Federal examination for fiscal years ending before 2016, to state and local examinations before 2015, or to foreign examinations before 2016.

Unrecognized tax benefits, excluding interest, at August 31, 2021 and 2020 were $1.6 million and $5.5 million, respectively which if recognized, would affect the effective tax rate. Accrued interest on unrecognized tax benefits as of August 31, 2021 and 2020 were $0.4 million and $1.1 million, respectively. The Company recorded a reduction in accrued interest expense of approximately $0.6 million for changes in unrecognized tax benefits during the year ended August 31, 2021 and an increase in interest expense of $0.4 million during the year ended August 31, 2020. The Company has not accrued any penalties on the reserves. Interest and penalties related to income taxes are not classified as a component of income tax expense. Benefits from the realization of unrecognized tax benefits for deductible differences attributable to ordinary operations will be recognized as a reduction of income tax expense. The Company does not anticipate a significant decrease in the reserves for uncertain tax positions during the next twelve months.

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

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

For the year ended August 31, 2021:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,329,987	$92,424	$1,422,411	$67,124	$6,899	$74,023
Wheels, Repair & Parts	298,330	9,118	307,448	6,452	103	6,555
Leasing & Services	119,664	19,947	139,611	50,021	19,008	69,029
Eliminations	—	(121,489)	(121,489)	—	(26,010)	(26,010)
Corporate	—	—	—	(82,627)	—	(82,627)
	$1,747,981	$—	$1,747,981	$40,970	$—	$40,970

For the year ended August 31, 2020:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$2,349,971	$2,952	$2,352,923	$197,388	$54	$197,442
Wheels, Repair & Parts	324,670	12,606	337,276	9,032	(900)	8,132
Leasing & Services	117,548	42,728	160,276	40,927	40,655	81,582
Eliminations	—	(58,286)	(58,286)	—	(39,809)	(39,809)
Corporate	—	—	—	(78,918)	—	(78,918)
	$2,792,189	$—	$2,792,189	$168,429	$—	$168,429

For the year ended August 31, 2019:

	Revenue			Earnings (loss) from operations
(In thousands)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$2,431,499	$97,086	$2,528,585	$217,583	$6,370	$223,953
Wheels, Repair & Parts	444,502	48,266	492,768	(2,941)	902	(2,039)
Leasing & Services	157,590	28,240	185,830	64,763	25,527	90,290
Eliminations	—	(173,592)	(173,592)	—	(32,799)	(32,799)
Corporate	—	—	—	(95,289)	—	(95,289)
	$3,033,591	$—	$3,033,591	$184,116	$—	$184,116

	Years ended August 31,
(In thousands)	2021	2020	2019
Assets:
Manufacturing	$1,493,467	$1,301,715	$1,606,571
Wheels, Repair & Parts	260,904	271,862	306,725
Leasing & Services	949,380	739,025	708,799
Unallocated, including cash	686,917	861,232	368,542
	$3,390,668	$3,173,834	$2,990,637
Depreciation and amortization:
Manufacturing	$67,845	$78,010	$49,240
Wheels, Repair & Parts	11,961	12,567	13,024
Leasing & Services	20,911	19,273	21,467
	$100,717	$109,850	$83,731
Capital expenditures:
Manufacturing	$26,627	$48,201	$85,155
Wheels, Repair & Parts	8,636	11,662	13,291
Leasing & Services	103,748	7,016	99,787
	$139,011	$66,879	$198,233

The following table summarizes selected geographic information.

	Years ended August 31,
(In thousands)	2021	2020	2019
Revenue (1):
U.S.	$1,221,444	$2,018,654	$2,115,934
Foreign	526,537	773,535	917,657
	$1,747,981	$2,792,189	$3,033,591
Assets:
U.S.	$2,506,048	$2,359,332	$2,110,864
Mexico	656,598	590,790	628,511
Europe	228,022	223,712	251,262
	$3,390,668	$3,173,834	$2,990,637

(1)	Revenue is presented on the basis of geographic location of customers.

Reconciliation of Earnings from operations to Earnings (loss) before income tax and earnings (loss) from unconsolidated affiliates:

	Years ended August 31,
(In thousands)	2021	2020	2019
Earnings from operations	$40,970	$168,429	$184,116
Interest and foreign exchange	43,263	43,619	30,912
Net loss on extinguishment of debt	6,287	—	—
Earnings (loss) before income tax and earnings (loss) from unconsolidated affiliates	$(8,580)	$124,810	$153,204

Note 19 — Customer Concentration

Customer concentration is defined as a single customer that accounts for more than 10% of total revenues or accounts receivable. In 2021, revenue from two customers each represented 13% of total revenue. In 2020, revenue from two customers represented 15% and 11% of total revenue. In 2019, revenue from one customer represented 26% of total revenue. No other customers accounted for more than 10% of total revenues for the years ended August 31, 2021, 2020, or 2019. No customer had a balance that individually equaled or exceeded 10% of accounts receivable at August 31, 2021 and 2020.

Note 20 — Lease Commitments

Lessor

Equipment on operating leases is reported net of accumulated depreciation of $34.4 million, $33.4 million, and $44.2 million as of August 31, 2021, 2020, and 2019, respectively. Depreciation expense was $13.8 million, $11.6 million and $13.3 million as of August 31, 2021, 2020, and 2019 respectively. In addition, certain railcar equipment leased-in by the Company on operating leases is subleased to customers under non-cancelable operating leases with lease terms ranging from one to fifteen years. Operating lease rental revenues included in the Company’s Consolidated Statements of Income as of August 31, 2021, 2020, and 2019 was $69.4 million, $38.7 million and $44.7 million respectively, which included $17.1 million, $11.2 million, and $14.0 million respectively, of revenue as a result of daily, monthly or car hire utilization arrangements.

Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases at August 31, 2021, will mature as follows:

(In thousands)
2022	$25,745
2023	20,687
2024	17,375
2025	11,150
2026	9,258
Thereafter	20,915
$105,130

Lessee

The Company leases railcars, real estate, and certain equipment under operating and, to a lesser extent, finance lease arrangements. As of and for the twelve months ended August 31, 2021, finance leases were not a material component of the Company's lease portfolio. The Company’s real estate and equipment leases have remaining lease terms ranging from less than one year to 77 years, with some including options to extend up to 15 years. The Company recognizes a lease liability and corresponding right-of-use (ROU) asset based on the present value of lease payments. To determine the present value of lease payments, as most of its leases do not provide a readily determinable implicit rate, the Company’s incremental borrowing rate is used to discount the lease payments based on information available at lease commencement date. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when estimating its incremental borrowing rate.

The components of operating lease costs were as follows:

	Twelve months ended August 31,
(In thousands)	2021	2020
Operating lease expense	$13,222	$15,256
Short-term lease expense	5,252	8,313
Total	$18,474	$23,569

In accordance with Topic 840, lease expense was $19.9 million for the year ended August 31, 2019.

Aggregate minimum future amounts payable under operating leases having initial or remaining non-cancelable terms at August 31, 2021 will mature as follows:

(In thousands)
2022	$9,643
2023	8,809
2024	7,518
2025	5,070
2026	3,795
Thereafter	13,450
Total lease payments	$48,285
Less: Imputed interest	(5,717)
Total lease obligations	$42,568

The table below presents additional information related to the Company’s leases:

Weighted average remaining lease term
Operating leases	13.6 years
Weighted average discount rate
Operating leases	3.0%

Supplemental cash flow information related to leases were as follows:

(In thousands)	Twelve months ended August 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12,603
ROU assets obtained in exchange for new operating lease liabilities	$1,141
ROU assets disposed of for lease terminations	$(12,053)

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

As of August 31, 2021, the Company had outstanding letters of credit aggregating to $8.4 million associated with performance guarantees, facility leases and workers compensation insurance.

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

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2021 are:

(In thousands)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$118	$—	$118	$—
Nonqualified savings plan investments	47,653	47,653	—	—
Cash equivalents	228,905	228,905	—	—
	$276,676	$276,558	$118	$—
Liabilities:
Derivative financial instruments	$10,451	$—	$10,451	$—

(1)	Level 2 assets include derivative financial instruments which are valued based on significant observable inputs. See Note 13 - Derivative Instruments for further discussion.

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2020 are:

(In thousands)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$582	$—	$582	$—
Nonqualified savings plan investments	35,744	35,744	—	—
Cash equivalents	203,509	203,509	—	—
	$239,835	$239,253	$582	$—
Liabilities:
Derivative financial instruments	$15,907	$—	$15,907	$—

Note 23 – Fair Value of Financial Instruments

The estimated fair values of financial instruments and the methods and assumptions used to estimate such fair values are as follows:

(In thousands)	Carrying Amount [1]	Estimated Fair Value (Level 2)
Notes payable as of August 31, 2021	$913,815	$935,917
Notes payable as of August 31, 2020	$832,126	$802,324

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of our 2021 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of August 31, 2021 was effective.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

The Greenbrier Companies, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited The Greenbrier Companies, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended August 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated October 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

October 26, 2021

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be included under the captions “Election of Directors”, “Board Committees, Meetings and Charters” and “Our Code of Business Conduct and Ethics and FCPA Compliance” in our definitive Proxy Statement on Schedule 14A for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the year ended August 31, 2021 (as amended, updated, supplemented, or restated, “2022 Proxy Statement”) and is incorporated herein by reference. Information required by this item regarding the executive officers of the Company is included under the caption “Information about our Executive Officers” in Part I of this 10-K and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item will be included under the caption “Executive Compensation”, “Compensation Committee Report”, “2021 Director Compensation” and “Risk Oversight” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this item will be included under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions “Related Transactions” and “Board Independence” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the caption “Ratification of Appointment of Independent Auditors” in the 2022 Proxy Statement and is incorporated herein by reference.

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

(a)	(3)	The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

	3.1	Registrant’s Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed April 5, 2006.

	3.2	Articles of Merger amending the Registrant’s Articles of Incorporation are incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q filed April 5, 2006.

	3.3	Amended and Restated Bylaws of the Registrant dated July 30, 2021.

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

4.5

First Supplemental Indenture dated June 1, 2021 to the Indenture dated April 20, 2021 between the Registrant and Wells Fargo Bank, National Association, as Trustee, including the Form of Note attached as Exhibit A thereto is incorporated herein by reference to Exhibit 4.5 to the Registrant’s Form 10-Q filed July 9, 2021.

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

10.7*	Amended and Restated Fourth Amendment to the Amended and Restated Employment Agreement between Registrant and Alejandro Centurion dated as of September 17, 2021.

10.8*	Form of Change of Control Agreement is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed April 4, 2013.

10.9*

The Greenbrier Companies, Inc. Form of Amendment to Change of Control Agreement, approved on May 28, 2013, is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed June 3, 2013.

10.10*

The Greenbrier Companies, Inc. 2014 Amended and Restated Stock Incentive Plan is incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed November 19, 2014.

10.11*	The Greenbrier Companies, Inc. 2021 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.1 to Registrant's Form S-8 filed January 6, 2021.

10.12*	Stock Incentive Grant Program for Non-Employee Directors under the 2021 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q filed April 6, 2021.

10.13*

Third Amendment dated as of January 27, 2021 to Amended and Restated Employment Agreement between Registrant and Mark Rittenbaum is incorporated by reference to Exhibit 10.3 to Registrant's Form 10-Q filed April 6, 2021.

10.14*

The Greenbrier Companies, Inc. 2017 Amended and Restated Stock Incentive Plan is incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed November 14, 2017.

10.15*

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

10.19*

The Greenbrier Companies Nonqualified Deferred Compensation Plan Adoption Agreement for Directors, dated July 1, 2012, is incorporated herein by reference to Exhibit 10.28 to the Registrant’s Form 10-K filed November 1, 2012.

10.20*

Amendment No. 1 to the Greenbrier Companies Nonqualified Deferred Compensation Plan Adoption Agreement for Directors, dated December 15, 2015, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 5, 2016.

10.21*

The Greenbrier Companies, Inc. 2014 Employee Stock Purchase Plan is incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 19, 2014.

10.22*

The Greenbrier Companies, Inc. Amendment to 2014 Employee Stock Purchase Plan is incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 14, 2018.

10.23*

Consulting Services Agreement between Greenbrier Leasing Company LLC and Charles J. Swindells dated January 7, 2016 is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed April 5, 2016.

10.24

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

10.25

Second Amended and Restated Limited Liability Company Agreement of GBW Railcar Services Holdings, L.L.C., dated August 20, 2018, by and among Greenbrier Rail Services Holdings, LLC, Watco Mechanical Services, L.L.C., and Millennium Rail, L.L.C. is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Form 10-K filed October 26, 2018.

10.26

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

10.27 10.28

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

Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of August 27, 2021, by and among The Greenbrier Companies, Inc., the guarantors and lenders party thereto, and Bank of America, N.A., as Administrative Agent.

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

10.31 10.32

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

First Amendment to Amended and Restated Credit Agreement, dated as of August 27, 2021, by and among Greenbrier Leasing Company LLC, an Oregon limited liability company, lenders party thereto, and Bank of America, N.A., as Administrative Agent.

10.33

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

10.35

Asset Purchase Agreement, dated as of April 17, 2019, by and among The Greenbrier Companies, Inc., GBXL, LLC, and American Railcar Industries, Inc., is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed April 18, 2019.

10.36

Convertible Promissory Note issued by The Greenbrier Companies, Inc. to American Railcar Industries, Inc. is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed July 29, 2019.

14.1	Code of Business Conduct and Ethics is incorporated herein by reference to Exhibit 14.1 to the Registrant’s Form 8-K filed January 8, 2021.

21.1	List of the subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification pursuant to Rule 13(a) – 14(a).

31.2	Certification pursuant to Rule 13(a) – 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (Formatted as inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan or arrangement

Note: For all exhibits incorporated by reference, unless otherwise noted above, the SEC file number is 001-13146.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Dated: October 26, 2021	By: /s/ William A. Furman
William A. Furman
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ William A. Furman	October 26, 2021
William A. Furman,
Chief Executive Officer and Chairman of the Board

/s/ Thomas B. Fargo	October 26, 2021
Thomas B. Fargo, Director

/s/ Wanda F. Felton	October 26, 2021
Wanda F. Felton, Director

/s/ Antonio Garza	October 26, 2021
Antonio Garza, Director

/s/ James R. Huffines	October 26, 2021
James R. Huffines, Director

/s/ Graeme A. Jack	October 26, 2021
Graeme A. Jack, Director

/s/ Duane C. McDougall	October 26, 2021
Duane C. McDougall, Director

/s/ David L. Starling	October 26, 2021
David L. Starling, Director

/s/ Charles J. Swindells	October 26, 2021
Charles J. Swindells, Director

/s/ Kelly M. Williams	October 26, 2021
Kelly M. Williams, Director

/s/ Wendy L. Teramoto	October 26, 2021
Wendy L. Teramoto, Director

/s/ Adrian J. Downes	October 26, 2021

Adrian J. Downes, Senior Vice President,

Chief Financial Officer and Chief Accounting Officer

(Principal Financial Officer and Principal Accounting Officer)