Form 10-Q
period 2021-11-30
GREENBRIER COMPANIES INC
filed 2022-01-07
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2021

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, without par value, outstanding on December 31, 2021 was 32,546,113 shares.

FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events and include any statement that does not relate to any historical or current fact. We use words such as “anticipates,” “believes,” “can,” “could,” “designed to,” “estimates,” “expects,” “foresee,” “future,” “intends,” “likely,” “may,” “potential,” “seeks,” “should,” “strategy,” “will,” “would,” and similar expressions to identify forward-looking statements. Forward-looking statements are not guarantees of future performance.

Forward-looking statements are based on currently available operating, financial and market information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to:

•
the COVID-19 coronavirus pandemic, the governmental reaction to COVID-19 and the related significant global volatility in general economic activity as more fully described in Part II Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q;
•
we may be prevented from operating our manufacturing facilities, maintenance shops, wheel shops or other worksites due to the illness of our employees, “stay-at-home” regulations, and employee reluctance to appear for work for many different reasons including the implementation of any government-imposed vaccination or testing mandates;
•
general inflation, including wage inflation, currency volatility as well as monetary, fiscal and policy interventions in anticipation of or reaction to such events, including increases in interest rates;
•
mismatch of supply and demand, interruptions of supply lines, inefficient or overloaded logistics platforms, among other factors may cause the markets for the inputs to our business to fail to operate effectively or efficiently (including sectoral price inflation);
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
•
the loss of, or reduction of, business from one or more of our limited number of customers; and
•
our inability to lease railcars at satisfactory rates, remarket leased railcars on favorable terms upon lease termination, or realize the expected residual values for end of life railcars due to changes in scrap prices.

The foregoing risks are described in more detail in Part I Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K which are incorporated herein by reference. You are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s opinions only as of the date hereof. Except as otherwise required by law, we do not assume any obligation to update any forward-looking statements. All references to years refer to the fiscal years ended August 31st unless otherwise noted.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Consolidated Balance Sheets

(In millions, except number of shares which are reflected in thousands, unaudited)

	November 30, 2021	August 31, 2021
Assets
Cash and cash equivalents	$410.8	$646.8
Restricted cash	27.1	24.6
Accounts receivable, net	393.3	306.4
Income tax receivable	106.2	112.1
Inventories	631.4	573.6
Leased railcars for syndication	99.1	51.6
Equipment on operating leases, net	751.3	609.8
Property, plant and equipment, net	654.4	670.2
Investment in unconsolidated affiliates	83.1	79.9
Intangibles and other assets, net	183.0	183.6
Goodwill	130.3	132.1
	$3,470.0	$3,390.7
Liabilities and Equity
Revolving notes	$516.3	$372.2
Accounts payable and accrued liabilities	540.4	569.8
Deferred income taxes	51.3	73.3
Deferred revenue	36.6	42.8
Notes payable, net	895.7	826.5

Commitments and contingencies (Note 14)

Contingently redeemable noncontrolling interest	29.7	29.7

Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 32,546 and 32,397 shares outstanding at November 30, 2021 and August 31, 2021	—	—
Additional paid-in capital	408.5	469.7
Retained earnings	888.7	881.7
Accumulated other comprehensive loss	(59.9)	(43.7)
Total equity – Greenbrier	1,237.3	1,307.7
Noncontrolling interest	162.7	168.7
Total equity	1,400.0	1,476.4
	$3,470.0	$3,390.7

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Operations

(In millions, except number of shares which are reflected in thousands and per share amounts, unaudited)

	Three Months Ended November 30,
	2021	2020
Revenue
Manufacturing	$452.5	$304.5
Maintenance Services	72.4	65.6
Leasing & Management Services	25.8	32.9
	550.7	403.0
Cost of revenue
Manufacturing	421.6	280.9
Maintenance Services	71.2	63.0
Leasing & Management Services	10.3	18.4
	503.1	362.3
Margin	47.6	40.7
Selling and administrative expense	44.3	43.7
Net gain on disposition of equipment	(8.5)	(0.9)
Earnings (loss) from operations	11.8	(2.1)
Other costs
Interest and foreign exchange	12.6	11.1
Loss before income tax and earnings (loss) from unconsolidated affiliates	(0.8)	(13.2)
Income tax benefit	1.4	7.3
Earnings (loss) before earnings (loss) from unconsolidated affiliates	0.6	(5.9)
Earnings (loss) from unconsolidated affiliates	5.0	(0.8)
Net earnings (loss)	5.6	(6.7)
Net (earnings) loss attributable to noncontrolling interest	5.2	(3.3)
Net earnings (loss) attributable to Greenbrier	$10.8	$(10.0)
Basic earnings (loss) per common share	$0.33	$(0.30)
Diluted earnings (loss) per common share	$0.32	$(0.30)
Weighted average common shares:
Basic	32,510	32,723
Diluted	33,570	32,723

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions, unaudited)

	Three Months Ended November 30,
	2021	2020
Net earnings (loss)	$5.6	$(6.7)

Other comprehensive income (loss)
Translation adjustment	(13.9)	3.9
Reclassification of derivative financial instruments recognized in net earnings (loss) [1]	1.0	1.2
Unrealized loss on derivative financial instruments [2]	(3.2)	(0.7)
Other (net of tax effect)	(0.1)	—
	(16.2)	4.4
Comprehensive loss	(10.6)	(2.3)
Comprehensive (income) loss attributable to noncontrolling interest	5.2	(3.3)
Comprehensive loss attributable to Greenbrier	$(5.4)	$(5.6)

1 Net of tax effect of $(0.5 million) and $(0.4 million) for the three months ended November 30, 2021 and 2020.

2 Net of tax effect of $1.0 million and nil for the three months ended November 30, 2021 and 2020.

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Equity

(In millions, except per share amounts, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2021	32.4	$469.7	$881.7	$(43.7)	$1,307.7	$168.7	$1,476.4	$29.7
Cumulative effect adjustment due to adoption of ASU 2020-06 (see Note 1)	—	(58.8)	4.9	—	(53.9)	—	(53.9)	—
Net earnings (loss)	—	—	10.8	—	10.8	(5.2)	5.6	—
Other comprehensive income (loss), net	—	—	—	(16.2)	(16.2)	—	(16.2)	—
Noncontrolling interest adjustments	—	—	—	—	—	(0.2)	(0.2)	—
Joint venture partner distribution declared	—	—	—	—	—	(0.6)	(0.6)	—
Restricted stock awards (net of cancellations)	0.1	10.5	—	—	10.5	—	10.5	—
Unamortized restricted stock	—	(14.0)	—	—	(14.0)	—	(14.0)	—
Restricted stock amortization	—	1.1	—	—	1.1	—	1.1	—
Cash dividends ($0.27 per share)	—	—	(8.7)	—	(8.7)	—	(8.7)
Balance November 30, 2021	32.5	$408.5	$888.7	$(59.9)	$1,237.3	$162.7	$1,400.0	$29.7

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2020	32.7	$460.4	$885.5	$(52.8)	$1,293.1	$180.0	$1,473.1	$31.1
Cumulative effect adjustment due to adoption of ASU 2016-13	—	—	(0.5)	—	(0.5)	—	(0.5)	—
Net earnings (loss)	—	—	(10.0)	—	(10.0)	3.7	(6.3)	(0.4)
Other comprehensive income (loss), net	—	—	—	4.4	4.4	—	4.4	—
Noncontrolling interest adjustments	—	—	—	—	—	(1.3)	(1.3)	—
Joint venture partner distribution declared	—	—	—	—	—	(2.0)	(2.0)	—
Restricted stock awards (net of cancellations)	0.1	14.2	—	—	14.2	—	14.2	—
Unamortized restricted stock	—	(16.5)	—	—	(16.5)	—	(16.5)	—
Restricted stock amortization	—	4.4	—	—	4.4	—	4.4	—
Cash dividends ($0.27 per share)	—	—	(8.6)	—	(8.6)	—	(8.6)	—
Balance November 30, 2020	32.8	$462.5	$866.4	$(48.4)	$1,280.5	$180.4	$1,460.9	$30.7

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Cash Flows

(In millions, unaudited)

	Three Months Ended November 30,
	2021	2020
Cash flows from operating activities
Net earnings (loss)	$5.6	$(6.7)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(4.8)	2.3
Depreciation and amortization	25.4	26.0
Net gain on disposition of equipment	(8.5)	(0.9)
Accretion of debt discount	—	1.4
Stock based compensation expense	1.1	4.4
Noncontrolling interest adjustments	(0.3)	(1.3)
Other	0.7	0.6
Decrease (increase) in assets:
Accounts receivable, net	(86.9)	(6.4)
Inventories	(64.4)	13.4
Leased railcars for syndication	(29.5)	6.2
Other assets	(5.9)	2.2
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(24.1)	(27.2)
Deferred revenue	(5.1)	(5.4)
Net cash provided by (used in) operating activities	(196.7)	8.6
Cash flows from investing activities
Proceeds from sales of assets	28.0	8.7
Capital expenditures	(186.9)	(38.6)
Investments in and advances to / repayments from unconsolidated affiliates	0.2	4.5
Cash distribution from unconsolidated affiliates and other	—	0.5
Net cash used in investing activities	(158.7)	(24.9)
Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	147.6	(9.7)
Proceeds from revolving notes with maturities longer than 90 days	—	110.0
Repayments of revolving notes with maturities longer than 90 days	—	(175.0)
Repayments of notes payable	(2.0)	(8.9)
Debt issuance costs	(1.2)	—
Dividends	(9.3)	(9.2)
Cash distribution to joint venture partner	(1.0)	(2.8)
Tax payments for net share settlement of restricted stock	(3.4)	(2.3)
Net cash provided by (used in) financing activities	130.7	(97.9)
Effect of exchange rate changes	(8.8)	5.2
Decrease in cash and cash equivalents and restricted cash	(233.5)	(109.0)
Cash and cash equivalents and restricted cash
Beginning of period	671.4	842.1
End of period	$437.9	$733.1
Balance sheet reconciliation
Cash and cash equivalents	$410.8	$724.6
Restricted cash	27.1	8.5
Total cash and cash equivalents and restricted cash as presented above	$437.9	$733.1
Cash (received) paid during the period for
Interest	$10.6	$6.3
Income taxes, net	$(0.7)	$5.2
Non-cash activity
Transfers between Leased railcars for syndication and Inventories and Equipment on operating leases, net	$(13.8)	$75.7
Capital expenditures accrued in Accounts payable and accrued liabilities	$1.6	$1.8
Change in Accounts payable and accrued liabilities associated with dividends declared	$(0.6)	$(0.6)
Change in Accounts payable and accrued liabilities associated with cash distributions to joint venture partner	$0.4	$0.8

The accompanying notes are an integral part of these financial statements

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) as of November 30, 2021 and for the three months ended November 30, 2021 and 2020 have been prepared to reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. The results of operations for the three months ended November 30, 2021 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2022.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these unaudited financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2021.

In the first quarter of 2022 the Company renamed two of its reportable segments to more prominently display the nature of the customer solutions it provides and markets in which it operates. The new names of its reportable segments are Manufacturing (unchanged), Maintenance Services (previously Wheels, Repair & Parts), and Leasing & Management Services (previously Leasing & Services). The name changes have no impact on the organization’s reporting structure nor on financial information previously reported. However, effective September 1, 2021, the Company also changed its measurement basis for allocating syndication revenue between the Manufacturing and Leasing & Management Services reportable segments. This change in measurement reflects the information currently used by management to assess the Company's operating performance in accordance with its refined leasing strategy and has no impact to the Company’s total consolidated revenue. Segment results for the prior periods have been recast to conform to the current period presentation.

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

Initial Adoption of Accounting Standards

Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued Accounting Standard Update 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity’s own equity and modifies the guidance on diluted EPS calculations as a result of these changes. The Company adopted this guidance effective September 1, 2021 on a modified retrospective basis and recorded a cumulative effect adjustment to increase Retained earnings by $5 million. The impact of adoption also resulted in a reduction to Additional paid in capital of approximately $59 million related to amounts attributable to conversion options that had previously been recorded in equity and the associated derecognition of related deferred tax liabilities of $17 million. Additionally, the Company recorded an increase to its convertible notes balance by an aggregate amount of approximately $71 million as a result of derecognizing the debt discount. The adoption of this guidance also decreased the amount of non-cash interest expense to be recognized in future periods as a result of eliminating the discount associated with the equity component. The Company did not incur any impact to liquidity or cash flows. As of September 1, 2021, when calculating net earnings attributable to Greenbrier per share of common stock, the Company uses the if-converted method as required under ASU 2020-06 to determine the dilutive effect of its convertible notes.

Simplification of Accounting for Income Taxes

In December 2019, the FASB issued Accounting Standard Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 for: recognizing deferred taxes for investments, performing intra-period allocations and calculating taxes in interim periods. The ASU also improves consistent application of GAAP for other areas of Topic 740 by clarifying and amending existing guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The Company adopted this guidance September 1, 2021 with no impact to the Company's consolidated financial statements. The ongoing application of ASU 2019-12 is not expected to materially impact the Company's consolidated financial statements.

Prospective Accounting Changes

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

Note 2 – Revenue Recognition

Contract balances

Contract assets primarily consist of unbilled receivables related to marine vessel construction for which the respective contracts do not yet permit billing at the reporting date, and railcar repair and conversion inventories. Contract liabilities primarily consist of customer prepayments for manufacturing, maintenance, and other management-type services, for which the Company has not yet satisfied the related performance obligations.

The contract balances are as follows:

(in millions)	Balance sheet classification	November 30, 2021	August 31, 2021	$ change
Contract assets	Accounts receivable, net	$9.1	$5.9	$3.2
Contract assets	Inventories	$11.7	$6.7	$5.0
Contract liabilities [1]	Deferred revenue	$30.6	$36.4	$(5.8)

1 Contract liabilities balance includes deferred revenue within the scope of Revenue from Contracts with Customers (Topic 606).

For the three months ended November 30, 2021, the Company recognized $9.6 million of revenue that was included in Contract liabilities as of August 31, 2021.

Performance obligations

As of November 30, 2021, the Company has entered into contracts with customers for which revenue has not yet been recognized. The following table outlines estimated revenue related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(in millions)	November 30, 2021
Revenue type:
Manufacturing – Railcar sales	$2,471.3
Manufacturing – Marine	$61.5
Manufacturing – Conversions	$212.0
Management services	$128.2
Other	$11.1

Manufacturing – Railcars intended for syndication [1]	$370.3

1 Not a performance obligation as defined in Topic 606.

Based on current production and delivery schedules and existing contracts, approximately $1.3 billion of Railcar sales are expected to be recognized in the remaining nine months of 2022 while the remaining amount is expected to be recognized into 2024. The table above excludes estimated revenue to be recognized at the Company’s Brazilian manufacturing operations, as they are accounted for under the equity method.

Revenue amounts reflected in Railcars intended for syndication may be syndicated to third parties or held in the Company’s fleet depending on a variety of factors.

Marine revenue is expected to be recognized through 2023 as vessel construction is completed.

Conversions represent modernization orders to existing or in-service railcars and are expected to be recognized through 2023.

Management services includes management and maintenance services of which approximately 51% are expected to be performed through 2026 and the remaining amount through 2037.

Note 3 – Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in first-out method. Work-in-process includes material, labor and overhead. Finished goods includes completed wheels, parts and railcars not on lease or in transit. The following table summarizes the Company’s inventory balance:

(in millions)	November 30, 2021	August 31, 2021
Manufacturing supplies and raw materials	$471.3	$352.8
Work-in-process	117.1	167.3
Finished goods	58.2	73.4
Excess and obsolete adjustment	(15.2)	(19.9)
	$631.4	$573.6

Note 4 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(in millions)	November 30, 2021	August 31, 2021
Intangible assets subject to amortization:
Customer relationships	$89.8	$89.8
Accumulated amortization	(65.9)	(64.1)
Other intangibles	41.9	40.3
Accumulated amortization	(14.0)	(13.0)
	51.8	53.0
Intangible assets not subject to amortization	2.4	2.4
Prepaid and other assets	24.3	26.7
Operating lease ROU assets	42.4	39.8
Nonqualified savings plan investments	47.7	47.7
Debt issuance costs, net	9.0	8.6
Assets held for sale	5.4	5.4
Total Intangible and other assets, net	$183.0	$183.6

Amortization expense was $3.1 million and $2.8 million for the three months ended November 30, 2021 and 2020 respectively. Amortization expense for the years ending August 31, 2022, 2023, 2024, 2025 and 2026 is expected to be $8.9 million, $7.6 million, $7.3 million, $6.0 million and $5.8 million, respectively.

Note 5 – Revolving Notes

Senior secured credit facilities, consisting of four components, aggregated to $1.1 billion as of November 30, 2021.

As of November 30, 2021, a $600.0 million revolving line of credit, maturing August 2026, secured by substantially all the Company’s U.S. assets not otherwise pledged as security for term loans or the warehouse credit facility, existed to provide working capital and interim financing of equipment, principally for the Company’s U.S. and Mexican operations. Advances under this North American credit facility bear interest at LIBOR plus 1.50% or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of November 30, 2021, a $300.0 million non-recourse warehouse credit facility existed to support the operations of GBX Leasing, a joint venture in which the Company owns approximately 95%. Advances under this facility bear interest at LIBOR plus 2.0%. The warehouse credit facility converts to a term loan in April 2023 and matures in April 2025.

As of November 30, 2021, lines of credit totaling $73.8 million secured by certain of the Company’s European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.5% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of the Company’s European manufacturing operations. The European lines of credit include $37.4 million which are guaranteed by the Company. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from June 2022 through October 2023.

As of November 30, 2021, the Company’s Mexican railcar manufacturing operations had four lines of credit totaling $120.0 million for working capital needs. The first line of credit provides up to $30.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.75% to 4.25%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2024. The second line of credit provides up to $35.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.70%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2023. The third line of credit provides up to $50.0 million and matures in October 2024. Advances under this facility bear interest at LIBOR plus 4.25%. The fourth line of credit provides up to $5.0 million and matures in September 2022. Advances under this facility bear interest at LIBOR plus 2.95%.

Credit facility balances:

(in millions)	November 30, 2021	August 31, 2021

North America	$160.0	$160.0
GBX Leasing	293.0	147.0
Europe	48.3	50.2
Mexico	15.0	15.0
Total Revolving notes	$516.3	$372.2

Outstanding commitments under the North American credit facility included letters of credit which totaled $6.7 million and $8.4 million as of November 30, 2021 and August 31, 2021, respectively.

As of November 30, 2021, the Company had an aggregate of $199.0 million available to draw down under committed credit facilities.

Note 6 – Accounts Payable and Accrued Liabilities

(in millions)	November 30, 2021	August 31, 2021
Trade payables	$262.3	$265.1
Other accrued liabilities	93.0	109.1
Operating lease liabilities	45.0	42.6
Accrued payroll and related liabilities	112.6	125.1
Accrued warranty	27.5	27.9
	$540.4	$569.8

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

Warranty accrual activity:

	Three Months Ended November 30,
(in millions)	2021	2020
Balance at beginning of period	$27.9	$45.2
Charged to cost of revenue, net	0.9	2.0
Payments	(1.0)	(1.4)
Currency translation effect	(0.3)	(0.1)
Balance at end of period	$27.5	$45.7

Note 8 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(in millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2021	$(7.4)	$(35.8)	$(0.5)	$(43.7)
Other comprehensive gain (loss) before reclassifications	(3.2)	(13.9)	(0.1)	(17.2)
Amounts reclassified from Accumulated other comprehensive loss	1.0	—	—	1.0
Balance, November 30, 2021	$(9.6)	$(49.7)	$(0.6)	$(59.9)

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Operations, with financial statement caption, were as follows:

	Three Months Ended November 30,
(in millions)	2021	2020	Financial Statement Caption
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$1.3	$1.3	Revenue and Cost of revenue
Interest rate swap contracts	0.2	0.3	Interest and foreign exchange
	1.5	1.6	Total before tax
	(0.5)	(0.4)	Income tax expense
	$1.0	$1.2	Net of tax

Note 9 – Earnings (Loss) Per Share

The shares used in the computation of basic and diluted earnings (loss) per common share are reconciled as follows:

	Three Months Ended November 30,
(In thousands)	2021	2020
Weighted average basic common shares outstanding (1)	32,510	32,723
Dilutive effect of 2.875% convertible notes due 2024 (2) (3)	—	—
Dilutive effect of 2.875% convertible notes due 2028 (4)	—	N/A
Dilutive effect of 2.25% convertible notes due 2024 (2) (5)	N/A	—
Dilutive effect of restricted stock units (2) (6)	1,060	—
Weighted average diluted common shares outstanding	33,570	32,723

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

(3) The dilutive effect of the 2.875% Convertible notes due 2024 was excluded for the three months ended November 30, 2021 as they were considered anti-dilutive under the “if converted” method as further discussed below.

(4) The dilutive effect of the 2.875% Convertible notes due 2028 was excluded for the three months ended November 30, 2021 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive. As these notes require cash settlement for the principal, only the premium is dilutive under the "if converted" method as further discussed below. These convertible notes were issued in April 2021.

(5) The 2.25% Convertible notes due 2024 were retired in April 2021.

(6) Restricted stock units that are not considered participating securities and restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved, are included in weighted average diluted common shares outstanding when the Company is in a net earnings position.

The Company's approach for calculating diluted EPS was modified beginning September 1, 2021 upon the adoption of Accounting Standard Update 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. See Note 1 - Interim Financial Statements for additional information.

For the three months ended November 30, 2021, diluted EPS was calculated using the more dilutive of two methods. The first method includes the dilutive effect, using the treasury stock method, associated with restricted stock units that are not considered participating securities and performance based restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved. The second method supplements the first by also including the “if converted” effect of the 2.875% Convertible notes due 2024 and shares underlying the 2.875% Convertible notes due 2028, when there is a conversion premium. Under the “if converted” method, debt issuance and interest costs, both net of tax, associated with the convertible notes due 2024 are added back to net earnings and the share count is increased by the shares underlying the convertible notes.

For the three months ended November 30, 2020, diluted EPS was calculated using the treasury stock method associated with shares underlying the 2.875% Convertible notes due 2024, 2.25% convertible notes due 2024, restricted stock units that are not considered participating securities and performance based restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved. The dilutive effect of common stock equivalents was excluded from the share calculation for the three months ended November 30, 2020 due to a net loss.

	Three Months Ended November 30,
(in millions, except shares which are reflected in thousands, and per share amounts)	2021	2020
Net earnings (loss) attributable to Greenbrier	$10.8	$(10.0)
Weighted average diluted common shares outstanding	33,570	32,723
Diluted earnings (loss) per share	$0.32	$(0.30)

Note 10 – Stock Based Compensation

The value of stock based compensation awards is amortized as compensation expense from the date of grant through the earlier of the vesting period or in some instances the recipient’s eligible retirement date. Stock based compensation expense consists of restricted stock unit awards.

Stock based compensation expense was $1.1 million and $4.4 million for the three months ended November 30, 2021 and 2020, respectively. Compensation expense is recorded in Selling and administrative expense and Cost of revenue on the Consolidated Statements of Operations.

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

At November 30, 2021 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $120.9 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when in a loss position, or as Accounts receivable, net when in a gain position. As the contracts mature at various dates through October 2023, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At November 30, 2021 exchange rates, approximately $5.4 million would be reclassified to revenue or cost of revenue in the next year.

At November 30, 2021, an interest rate swap agreement maturing in September 2023 had a notional amount of $99.4 million and an interest rate swap agreement maturing June 2024 had a notional amount of $135.0 million. The fair value of the contracts is included on the Consolidated Balance Sheets in Accounts payable and accrued liabilities when in a loss position, or in Accounts receivable, net when in a gain position. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At November 30, 2021 interest rates, approximately $4.5 million would be reclassified to interest expense in the next year.

Fair Values of Derivative Instruments

(in millions)

	Asset Derivatives			Liability Derivatives
		November 30, 2021	August 31, 2021		November 30, 2021	August 31, 2021
	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$—	$0.1	Accounts payable and accrued liabilities	$5.7	$0.3
Interest rate swap contracts	Accounts receivable, net	—	—	Accounts payable and accrued liabilities	7.1	10.0
		$—	$0.1		$12.8	$10.3
Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$—	$—	Accounts payable and accrued liabilities	$0.1	$0.1

The Effect of Derivative Instruments on the Statements of Operations

(in millions)

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives three months ended November 30,
		2021	2020
Foreign forward exchange contract	Interest and foreign exchange	$(0.3)	$(0.1)

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives three months ended November 30,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income three months ended November 30,		Location of gain (loss) on derivative (amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (amount excluded from effectiveness testing) three months ended November 30,
	2021	2020		2021	2020		2021	2020
Foreign forward exchange contracts	$(4.6)	$(1.0)	Revenue	$(0.2)	$(0.3)	Revenue	$0.2	$0.1
Foreign forward exchange contracts	(1.3)	—	Cost of revenue	—	—	Cost of revenue	0.1	—
Interest rate swap contracts	1.7	0.3	Interest and foreign exchange	(1.3)	(1.3)	Interest and foreign exchange	—	—
	$(4.2)	$(0.7)		$(1.5)	$(1.6)		$0.3	$0.1

The following table presents the amounts in the Consolidated Statements of Operations in which the effects of the cash flow hedges are recorded and the effects of the cash flow hedge activity on these line items for the three months ended November 30, 2021 and 2020:

	For The Three Months Ended November 30,
	2021		2020
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$550.7	$(0.2)	$403.0	$(0.3)
Cost of revenue	$503.1	$—	$362.3	$—
Interest and foreign exchange	$12.6	$(1.3)	$11.1	$(1.3)

Note 12 – Segment Information

The Company operates in three reportable segments: Manufacturing; Maintenance Services; and Leasing & Management Services.

The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2021. Performance is evaluated based on Earnings (loss) from operations. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. The Company does not allocate Interest and foreign exchange or Income tax benefit (expense) for either external or internal reporting purposes. Intersegment sales and transfers are valued as if the sales or transfers were to third parties. Related revenue and margin are eliminated in consolidation and therefore are not included in consolidated results in the Company’s Consolidated Financial Statements.

In the first quarter of 2022 the Company renamed two of its reportable segments to more prominently display the nature of the customer solutions it provides and markets in which it operates. The new names of its reportable segments are Manufacturing (unchanged), Maintenance Services (previously Wheels, Repair & Parts), and Leasing & Management Services (previously Leasing & Services). The name changes have no impact on the organization’s reporting structure nor on financial information previously reported. However, effective September 1, 2021, the Company also changed its measurement basis for allocating syndication revenue between the Manufacturing and Leasing & Management Services reportable segments. This change in measurement reflects the information currently used by management to assess the Company's operating performance in accordance with its refined leasing strategy and has no impact to the Company’s total consolidated revenue. Segment results for the prior periods have been recast to conform to the current period presentation.

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

For the three months ended November 30, 2021:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$452.5	$39.4	$491.9	$12.3	$0.3	$12.6
Maintenance Services	72.4	2.7	75.1	(1.1)	—	(1.1)
Leasing & Management Services	25.8	0.3	26.1	17.2	—	17.2
Eliminations	—	(42.4)	(42.4)	—	(0.3)	(0.3)
Corporate	—	—	—	(16.6)	—	(16.6)
	$550.7	$—	$550.7	$11.8	$—	$11.8

For the three months ended November 30, 2020:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$304.5	$20.6	$325.1	$5.4	$2.5	$7.9
Maintenance Services	65.6	0.3	65.9	(0.2)	—	(0.2)
Leasing & Management Services	32.9	0.4	33.3	10.1	—	10.1
Eliminations	—	(21.3)	(21.3)	—	(2.5)	(2.5)
Corporate	—	—	—	(17.4)	—	(17.4)
	$403.0	$—	$403.0	$(2.1)	$—	$(2.1)

	Total assets
(in millions)	November 30, 2021	August 31, 2021
Manufacturing	$1,550.3	$1,493.5
Maintenance Services	261.5	260.9
Leasing & Management Services	1,219.9	949.4
Unallocated, including cash	438.3	686.9
	$3,470.0	$3,390.7

Reconciliation of Earnings (loss) from operations to Loss before income tax and earnings (loss) from unconsolidated affiliates:

	Three Months Ended November 30,
(in millions)	2021	2020
Earnings (loss) from operations	$11.8	$(2.1)
Interest and foreign exchange	12.6	11.1
Loss before income tax and earnings (loss) from unconsolidated affiliates	$(0.8)	$(13.2)

Note 13 – Leases

Lessor

Equipment on operating leases is reported net of accumulated depreciation of $38.4 million and $34.4 million as of November 30, 2021 and August 31, 2021, respectively. Depreciation expense was $5.1 million and $3.9 million for the three months ended November 30, 2021 and 2020, respectively. In addition, certain railcar equipment leased-in by the Company on operating leases is subleased to customers under non-cancelable operating leases with lease terms ranging from one to approximately fourteen years. Operating lease rental revenues included in the Company’s Statements of Operations for the three months ended November 30, 2021 and 2020 was $15.0 million and $11.8 million, respectively, which included $4.5 million and $3.6 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements.

Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases at November 30, 2021, will mature as follows:

(in millions)
Remaining nine months of 2022	$29.6
2023	32.4
2024	26.0
2025	18.0
2026	14.7
Thereafter	32.3
$153.0

Lessee

The Company leases railcars, real estate, and certain equipment under operating and, to a lesser extent, finance lease arrangements. As of and for the three months ended November 30, 2021 and 2020, finance leases were not a material component of the Company's lease portfolio. The Company’s real estate and equipment leases have remaining lease terms ranging from less than one year to 77 years, with some including options to extend up to 15 years. The Company recognizes a lease liability and corresponding right-of-use (ROU) asset based on the present value of lease payments. To determine the present value of lease payments, as most of its leases do not provide a readily determinable implicit rate, the Company’s incremental borrowing rate is used to discount the lease payments based on information available at lease commencement date. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when estimating its incremental borrowing rate.

The components of operating lease costs were as follows:

	Three Months Ended November 30,
(in millions)	2021	2020
Operating lease expense	$2.7	$3.8
Short-term lease expense	1.2	1.3
Total	$3.9	$5.1

Aggregate minimum future amounts payable under operating leases having initial or remaining non-cancelable terms at November 30, 2021 will mature as follows:

(in millions)
Remaining nine months of 2022	$8.0
2023	9.9
2024	8.7
2025	6.1
2026	4.9
Thereafter	12.9
Total lease payments	$50.5
Less: Imputed interest	(5.5)
Total lease obligations	$45.0

The table below presents additional information related to the Company’s leases:

Weighted average remaining lease term:
Operating leases	12.3 Years

Weighted average discount rate:
Operating leases	2.9%

Supplemental cash flow information related to leases were as follows:

(in millions)	Three months ended November 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.8
ROU assets obtained in exchange for new operating lease liabilities	$5.1
ROU assets disposed of for lease terminations	$-

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

The EPA's January 6, 2017 ROD identifies a clean-up remedy that the EPA estimates will take 13 years of active remediation, followed by 30 years of monitoring with an estimated undiscounted cost of $1.7 billion. The EPA typically expects its cost estimates to be accurate within a range of -30% to +50%, but this ROD states that changes in costs are likely to occur as a result of new data collected over a 2-year period prior to final remedy design. The EPA has identified 15 Sediment Decision Units within the ROD cleanup area. One of the units, RM9W, includes the nearshore area of the river sediments offshore of the Portland Property as well as downstream of the facility. It also includes a portion of the Company’s riverbank. The ROD does not break down total remediation costs by Sediment Decision Unit. The EPA's ROD concluded that more data was needed to better define clean-up scope and cost. On December 19, 2017, the EPA announced that it had entered a new AOC with a group of four potentially responsible parties to conduct additional sampling during 2018 and 2019 to provide more certainty about clean-up costs and aid the mediation process to allocate those costs. The parties to the mediation, including the Company, agreed to help fund the additional sampling, which is now complete. The EPA requested that potentially responsible parties enter AOCs during 2019 agreeing to conduct remedial design studies. Some parties have signed AOCs, including one party with respect to RM9W which includes the area offshore of the Company’s manufacturing facility. The Company has not signed an AOC in connection with remedial design, but will potentially be directly or indirectly responsible for conducting or funding a portion of such RM9W remedial design. The allocation process is continuing in parallel with the process to define the remedial design.

The ROD does not address responsibility for the costs of clean-up, nor does it allocate such costs among the potentially responsible parties. Responsibility for funding and implementing the EPA's selected cleanup remedy will be determined at an unspecified later date. Based on the investigation to date, the Company believes that it did not contribute in any material way to contaminants of concern in the river sediments or the damage of natural resources in the Portland Harbor Site and that the damage in the area of the Portland Harbor Site adjacent to its property precedes the Company’s ownership of the Portland Property. Because these environmental investigations are still underway, sufficient information is currently not available to determine the Company’s liability, if any, for the cost of any required remediation or restoration of the Portland Harbor Site or to estimate a range of potential loss. Based on the results of the pending investigations and future assessments of natural resource damages, the Company may be required to incur costs associated with additional phases of investigation or remedial action, and may be liable for damages to natural resources. In addition, the Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways in Portland, Oregon, on the Willamette River, and the river's classification as a Superfund site could result in some limitations on future dredging and launch activities. Any of these matters could adversely affect the Company’s business and Consolidated Financial Statements, or the value of the Portland Property.

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

As of November 30, 2021, the Company had outstanding letters of credit aggregating to $6.7 million associated with performance guarantees, facility leases and workers compensation insurance.

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

Assets and liabilities measured at fair value on a recurring basis as of November 30, 2021 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$—	$—	$—	$—
Nonqualified savings plan investments	47.7	47.7	—	—
Cash equivalents	169.0	169.0	—	—
	$216.7	$216.7	$—	$—
Liabilities:
Derivative financial instruments	$12.9	$—	$12.9	$—

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2021 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$0.1	$—	$0.1	$—
Nonqualified savings plan investments	47.7	47.7	—	—
Cash equivalents	228.9	228.9	—	—
	$276.7	$276.6	$0.1	$—
Liabilities:
Derivative financial instruments	$10.5	$—	$10.5	$—

(1)
Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 11 - Derivative Instruments for further discussion.

Note 16 – Related Party Transactions

The Company has a 41.9% interest in Axis, LLC (Axis), a joint venture. The Company purchased $2.8 million and $3.8 million of railcar components from Axis for the three months ended November 30, 2021 and 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in three reportable segments: Manufacturing; Maintenance Services; and Leasing & Management Services. Our segments are operationally integrated. The Manufacturing segment, which currently operates from facilities in the U.S., Mexico, Poland, Romania and Turkey, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Maintenance Services segment performs wheel and axle servicing, railcar maintenance and produces a variety of parts for the rail industry in North America. The Leasing & Management Services segment, which includes GBX Leasing, owns approximately 12,900 railcars as of November 30, 2021. We also provide management services for approximately 443,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America as of November 30, 2021. Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil.

In the first quarter of 2022, we renamed two of our reportable segments to more prominently display the nature of the customer solutions it provides and markets in which it operates. The new names of our reportable segments are Manufacturing (unchanged), Maintenance Services (previously Wheels, Repair & Parts), and Leasing & Management Services (previously Leasing & Services). The name changes have no impact on our organization’s reporting structure nor on financial information previously reported. However, effective September 1, 2021, we also changed our measurement basis for allocating syndication revenue between the Manufacturing and Leasing & Management Services reportable segments. This change in measurement reflects the information currently used by management to assess our operating performance in accordance with our refined leasing strategy and has no impact to our total consolidated revenue. Segment results for the prior periods have been recast to conform to the current period presentation.

We identify two general trends impacting our business at present, both of which we believe are reflected in the results for the quarter just ended. First, we believe the North American freight rail equipment market is beginning to emerge from the cyclical decrease in economic activity which began prior to the emergence of COVID-19. Second, we believe global economic activity continues to recover from the historic sharp dramatic decrease resulting from the COVID-19 pandemic. While we believe the current market and broader economic environment most likely will present many positive opportunities for our business, as we navigate the recovery, we face a number of challenges which include:

•
An increase in the price and the shortage of certain materials and components;
•
Shipping and transportation delays;
•
Shortages of skilled labor;
•
Risk of inflation, currency volatility and increases in interest rates.

As described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, the items described above may have a material negative impact on our business, liquidity, results of operations and stock price. Beyond these general observations, we are unable to predict when, how, or with what magnitude these items will impact our business.

Our core strategy since March 2020 has been and continues to be to:

(1)
Maintain a strong liquidity base and balance sheet.
(2)
Continue efficient operations through the downturn, and now economic recovery, by safely operating our facilities while generating cash.
(3)
Prepare for emerging economic recovery and forward momentum in our markets. We are currently operating in this phase. We believe we are well-positioned to navigate the immediate challenges of increasing production rates safely amidst the emerging COVID variants, while ensuring labor and supply chain continuity.

Despite the challenging operating environment, we achieved the following accomplishments during the first quarter of 2022 as we navigate the recovery phase:

•
Revenue increased by $147.7 million and 36.7% compared to the same quarter last year driven by a 37.0% increase in railcar deliveries.
•
Obtained new railcar orders of 6,300 units valued at approximately $0.7 billion during the three months ended November 30, 2021.
•
Grew our backlog to an estimated value of $2.98 billion as of November 30, 2021, which is the highest level since the start of the COVID-19 pandemic in early calendar 2020.
•
As announced on October 13, 2021, we acquired more than 3,600 railcars, a portion of which is held in GBX Leasing. The railcar acquisition advances our strategy to increase the scale of our lease fleet assets.

Our backlog remains strong with railcar deliveries into 2024 and marine deliveries into 2023. Our railcar backlog was 28,000 units with an estimated value of $2.98 billion as of November 30, 2021. Backlog units for lease may be syndicated to third parties or held in our lease fleet depending on a variety of factors. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix and pricing will be determined in the future, which may impact backlog. Approximately 7% of backlog units and 5% of estimated backlog value as of November 30, 2021 was associated with our Brazilian manufacturing operations which is accounted for under the equity method. Marine backlog as of November 30, 2021 was $61 million.

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

Three Months Ended November 30, 2021 Compared to the Three Months Ended November 30, 2020

Overview

Revenue, Cost of revenue, Margin and Earnings (loss) from operations (operating profit or loss) presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three Months Ended November 30,
(in millions, except per share amounts)	2021	2020
Revenue:
Manufacturing	$452.5	$304.5
Maintenance Services	72.4	65.6
Leasing & Management Services	25.8	32.9
	550.7	403.0
Cost of revenue:
Manufacturing	421.6	280.9
Maintenance Services	71.2	63.0
Leasing & Management Services	10.3	18.4
	503.1	362.3
Margin:
Manufacturing	30.9	23.6
Maintenance Services	1.2	2.6
Leasing & Management Services	15.5	14.5
	47.6	40.7
Selling and administrative	44.3	43.7
Net gain on disposition of equipment	(8.5)	(0.9)
Earnings (loss) from operations	11.8	(2.1)
Interest and foreign exchange	12.6	11.1
Loss before income taxes and earnings (loss) from unconsolidated affiliates	(0.8)	(13.2)
Income tax benefit	1.4	7.3
Earnings (loss) before earnings (loss) from unconsolidated affiliates	0.6	(5.9)
Earnings (loss) from unconsolidated affiliates	5.0	(0.8)
Net earnings (loss)	5.6	(6.7)
Net (earnings) loss attributable to noncontrolling interest	5.2	(3.3)
Net earnings (loss) attributable to Greenbrier	$10.8	$(10.0)
Diluted earnings (loss) per common share	$0.32	$(0.30)

Performance for our segments is evaluated based on operating profit or loss. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax benefit for either external or internal reporting purposes.

	Three Months Ended November 30,
(in millions)	2021	2020
Operating profit (loss):
Manufacturing	$12.3	$5.4
Maintenance Services	(1.1)	(0.2)
Leasing & Management Services	17.2	10.1
Corporate	(16.6)	(17.4)
	$11.8	$(2.1)

Consolidated Results

	Three Months Ended November 30,		Increase	%
(in millions)	2021	2020	(Decrease)	Change
Revenue	$550.7	$403.0	$147.7	36.7%
Cost of revenue	$503.1	$362.3	$140.8	38.9%
Margin (%)	8.6%	10.1%	(1.5%)	*
Net earnings (loss) attributable to Greenbrier	$10.8	$(10.0)	$20.8	*

* Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 36.7% increase in revenue for the three months ended November 30, 2021 as compared to the three months ended November 30, 2020 was primarily due to a 48.6% increase in Manufacturing revenue. The increase in Manufacturing revenue was primarily attributed to a 37.0% increase in railcar deliveries.

The 38.9% increase in cost of revenue for the three months ended November 30, 2021 as compared to the three months ended November 30, 2020 was primarily due to a 50.1% increase in Manufacturing cost of revenue. The increase in Manufacturing cost of revenue was primarily attributed to a 37.0% increase in railcar deliveries and higher steel and other input costs during the three months ended November 30, 2021.

Margin as a percentage of revenue was 8.6% and 10.1% for the three months ended November 30, 2021 and 2020, respectively. The overall margin as a percentage of revenue was negatively impacted by a decrease in Manufacturing margin from 7.8% to 6.8%. The decrease in Manufacturing margin percentage for the three months ended November 30, 2021 was primarily attributed to higher steel and other input costs and a change in product mix. In addition, many of our customer contracts include price escalation provisions. When certain of our manufacturing costs increase, we are able to increase the sales price to our customers. While this has no impact to our margin dollars, the increase in revenue and cost of sales has a negative impact to our margin as a percentage of revenue. The decrease in Manufacturing margin percentage was partially offset by an increase in Leasing & Management Service margin from 44.1% to 60.1%. Leasing & Management Service margin as a percentage of revenue for the three months ended November 30, 2020 was negatively impacted by higher sales of railcars that we purchased from third parties which have lower margin percentages.

Net earnings attributable to Greenbrier is impacted by our operating activities and noncontrolling interest primarily associated with our 50% joint ventures at certain of our Mexican railcar manufacturing facilities and our 75% interest in Greenbrier-Astra Rail, each of which we consolidate for financial reporting purposes. The $20.8 million increase in net earnings attributable to Greenbrier for the three months ended November 30, 2021 as compared to the three months ended November 30, 2020 was primarily due to the following:

•
A net loss attributable to noncontrolling interest for the three months ended November 30, 2021. Net loss attributable to noncontrolling interest is added to Net earnings and primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.
•
An increase in earnings from unconsolidated affiliates for the three months ended November 30, 2021 primarily related to higher earnings in our Brazil operations.
•
An increase in Net gain on disposition of equipment for the three months ended November 30, 2021.
•
An increase in Manufacturing margin due to higher railcar deliveries for the three months ended November 30, 2021.

Manufacturing Segment

	Three Months Ended November 30,		Increase	%
(In millions, except railcar deliveries)	2021	2020	(Decrease)	Change
Revenue	$452.5	$304.5	$148.0	48.6%
Cost of revenue	$421.6	$280.9	$140.7	50.1%
Margin (%)	6.8%	7.8%	(1.0%)	*
Operating profit ($)	$12.3	$5.4	$6.9	127.8%
Operating profit (%)	2.7%	1.8%	0.9%	*
Deliveries	3,700	2,700	1,000	37.0%

* Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of freight railcars and from the conversion of existing or in-service railcars through our facilities in North America and Europe. We also manufacture a broad range of ocean-going and river barges for transporting merchandise between ports within the United States.

Manufacturing revenue increased $148.0 million or 48.6% for the three months ended November 30, 2021 compared to the three months ended November 30, 2020. The increase in revenue was primarily attributed to a 37.0% increase in railcar deliveries. The increase was also due to the additional revenue associated with an increase in steel and other input costs during the three months ended November 30, 2021, as many of our customer contracts include price escalation provisions when certain of our manufacturing costs increase.

Manufacturing cost of revenue increased $140.7 million or 50.1% for the three months ended November 30, 2021 compared to the three months ended November 30, 2020. The increase in cost of revenue was primarily attributed to a 37.0% increase in the volume of railcar deliveries and higher steel and other input costs during the three months ended November 30, 2021.

Manufacturing margin as a percentage of revenue decreased 1.0% for the three months ended November 30, 2021 compared to the three months ended November 30, 2020. The decrease in margin percentage for the three months ended November 30, 2021 was primarily attributed to higher steel and other input costs and a change in product mix. In addition, many of our customer contracts include price escalation provisions. When certain of our manufacturing costs increase, we are able to increase the sales price to our customers. While this has no impact to our margin dollars, the increase in revenue and cost of sales has a negative impact to our margin as a percentage of revenue.

Manufacturing operating profit increased $6.9 million or 127.8% for the three months ended November 30, 2021 compared to the three months ended November 30, 2020. The increase in operating profit was primarily attributed to an increase in railcar deliveries.

Maintenance Services Segment

	Three Months Ended November 30,		Increase	%
(in millions)	2021	2020	(Decrease)	Change
Revenue	$72.4	$65.6	$6.8	10.4%
Cost of revenue	$71.2	$63.0	$8.2	13.0%
Margin (%)	1.7%	4.0%	(2.3%)	*
Operating loss ($)	$(1.1)	$(0.2)	$(0.9)	*
Operating loss (%)	(1.5%)	(0.3%)	(1.2%)	*

* Not meaningful

Our Maintenance Services segment primarily generates revenue from railcar component manufacturing and servicing and from providing railcar maintenance services.

Maintenance Services revenue increased $6.8 million or 10.4% for the three months ended November 30, 2021 compared to the three months ended November 30, 2020. The increase was primarily attributed to higher volumes due to increased demand. The increase was also due to higher revenues associated with an increase in scrap metal pricing as we scrap wheels and other components.

Maintenance Services cost of revenue increased $8.2 million or 13.0% for the three months ended November 30, 2021 compared to the three months ended November 30, 2020. The increase was primarily due to higher costs associated with an increase in volumes and an increase in material and labor costs.

Maintenance Services margin as a percentage of revenue decreased 2.3% for the three months ended November 30, 2021 compared to the three months ended November 30, 2020. The decrease in margin was primarily attributed to higher material and labor costs during the three months ended November 30, 2021. This was partially offset by an increase in scrap metal pricing.

Maintenance Services operating loss increased $0.9 million for the three months ended November 30, 2021 compared to the three months ended November 30, 2020. The increase in operating loss was primarily attributed to higher material and labor costs during the three months ended November 30, 2021. This was partially offset by an increase in volumes and scrap metal pricing.

Leasing & Management Services Segment

	Three Months Ended November 30,		Increase	%
(in millions)	2021	2020	(Decrease)	Change
Revenue	$25.8	$32.9	$(7.1)	(21.6%)
Cost of revenue	$10.3	$18.4	$(8.1)	(44.0%)
Margin (%)	60.1%	44.1%	16.0%	*
Operating profit ($)	$17.2	$10.1	$7.1	70.3%
Operating profit (%)	66.7%	30.7%	36.0%	*

* Not meaningful

Our Leasing & Management Services segment generates revenue from leasing railcars from our lease fleet which includes GBX Leasing, providing various management services, syndication revenue associated with leases attached to new railcar sales, interim rent on leased railcars for syndication and the sale of railcars purchased from third parties with the intent to resell. The gross proceeds from the sale of these railcars are recorded in revenue and the costs of purchasing these railcars are recorded in cost of revenue.

Leasing & Management Services revenue decreased $7.1 million or 21.6% for the three months ended November 30, 2021 compared to the three months ended November 30, 2020. The decrease was primarily attributed to a decrease in the sale of railcars which we had purchased from third parties with the intent to resell and a decline in management services volume. This was partially offset by an increase in leasing revenue primarily from the addition of GBX Leasing's fleet.

Leasing & Management Services cost of revenue decreased $8.1 million or 44.0% for the three months ended November 30, 2021 compared to the three months ended November 30, 2020. The decrease was primarily due to a decrease in the volume of railcars sold that we purchased from third parties and a decrease in costs from a decline in management services volume. This was partially offset by an increase in costs from the addition of GBX Leasing's fleet.

Leasing & Management Services margin as a percentage of revenue increased 16.0% for the three months ended November 30, 2021 compared to the three months ended November 30, 2020. Margin as a percentage of revenue for the three months ended November 30, 2020 was negatively impacted by higher sales of railcars that we purchased from third parties which have lower margin percentages.

Leasing & Management Services operating profit increased $7.1 million or 70.3% for the three months ended November 30, 2021 compared to the three months ended November 30, 2020. The increase was primarily attributed to a higher net gain on disposition of equipment.

Selling and Administrative Expense

	Three Months Ended November 30,		Increase	%
(in millions)	2021	2020	(Decrease)	Change
Selling and administrative expense	$44.3	$43.7	$0.6	1.4%

Selling and administrative expense was $44.3 million or 8.0% of revenue for the three months ended November 30, 2021 compared to $43.7 million or 10.8% of revenue for the prior comparable period. The $0.6 million increase was primarily attributed to costs associated with strategic business and IT initiatives.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment was $8.5 million and $0.9 million for the three months ended November 30, 2021 and 2020, respectively. Net gain on disposition of equipment primarily includes the sale of assets from our lease fleet (Equipment on operating leases, net) and disposition of property, plant and equipment. Assets are periodically sold in the normal course of business in order to accommodate customer demand and to manage risk and liquidity.

Other Costs

Interest and foreign exchange expense was composed of the following:

	Three Months Ended November 30,		Increase
(in millions)	2021	2020	(Decrease)
Interest and foreign exchange:
Interest and other expense	$11.3	$10.5	$0.8
Foreign exchange loss	1.3	0.6	0.7
	$12.6	$11.1	$1.5

The $1.5 million increase in interest and foreign exchange expense for the three months ended November 30, 2021 compared to the three months ended November 30, 2020 was primarily attributed to the change in the Brazilian Real’s foreign exchange rate relative to the U.S. Dollar and an increase in interest expense from increased borrowings.

Income Tax

For the three months ended November 30, 2021, we had an income tax benefit of $1.4 million on a pre-tax loss of $0.8 million. The tax benefit for the three months ended November 30, 2021 related primarily to net favorable adjustments from amending prior year tax returns.

For the three months ended November 30, 2020, we had an income tax benefit of $7.3 million on a pre-tax loss of $13.2 million. The tax benefit for the three months ended November 30, 2020 included net favorable discrete tax benefits related to changes in foreign currency exchange rates for our U.S. Dollar denominated foreign operations.

The effective tax rate can fluctuate year-to-year due to changes in the mix of foreign and domestic pre-tax earnings. It can also fluctuate with changes in the proportion of pre-tax earnings attributable to our Mexican railcar manufacturing joint venture. The joint venture is treated as a partnership for tax purposes and, as a result, the partnership’s entire pre-tax earnings are included in Loss before income taxes and earnings (loss) from unconsolidated affiliates, whereas only our 50% share of the tax is included in Income tax benefit.

Earnings (Loss) From Unconsolidated Affiliates

Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil. We record the after-tax results from these unconsolidated affiliates.

Earnings from unconsolidated affiliates was $5.0 million for the three months ended November 30, 2021 compared to Loss from unconsolidated affiliates of $0.8 million for the three months ended November 30, 2020. The increase in earnings from unconsolidated affiliates was primarily related to higher earnings in our Brazil operations.

Noncontrolling Interest

Net loss attributable to noncontrolling interest was $5.2 million for the three months ended November 30, 2021 compared to Net earnings attributable to noncontrolling interest of $3.3 million for the three months ended November 30, 2020. Net (earnings) loss attributable to noncontrolling interest primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

Liquidity and Capital Resources

	Three Months Ended November 30,
(in millions)	2021	2020
Net cash provided by (used in) operating activities	$(196.7)	$8.6
Net cash used in investing activities	(158.7)	(24.9)
Net cash provided by (used in) financing activities	130.7	(97.9)
Effect of exchange rate changes	(8.8)	5.2
Decrease in cash and cash equivalents and restricted cash	$(233.5)	$(109.0)

We have been financed through cash generated from operations and borrowings. At November 30, 2021 cash and cash equivalents and restricted cash were $437.9 million, a decrease of $233.5 million from $671.4 million at the August 31, 2021.

Cash Flows From Operating Activities

The change in cash provided by (used in) operating activities for the three months ended November 30, 2021 compared to the three months ended November 30, 2020 was primarily due to a net change in working capital associated with increased production rates and from higher steel and other input costs.

Cash Flows From Investing Activities

Cash used in investing activities primarily related to capital expenditures net of proceeds from the sale of assets and investment activity with our unconsolidated affiliates. The change in cash used in investing activities for the three months ended November 30, 2021 compared to the three months ended November 30, 2020 was primarily attributable to an increase in capital expenditures partially offset by an increase in proceeds from the sale of assets. The increase in capital expenditures during the three months ended November 30, 2021 primarily related to additions to our lease fleet as part of our leasing strategy.

	Three Months Ended November 30,
(in millions)	2021	2020
Capital expenditures:
Leasing & Management Services	$(181.9)	$(32.0)
Manufacturing	(4.5)	(5.5)
Maintenance Services	(0.5)	(1.1)
Total capital expenditures (gross)	$(186.9)	$(38.6)
Proceeds from sales of assets	28.0	8.7
Total capital expenditures (net of proceeds)	$(158.9)	$(29.9)

Capital expenditures primarily relate to additions to our lease fleet and on-going investments into the safety and productivity of our facilities. Proceeds from the sale of assets primarily relate to sales of railcars from our lease fleet within Leasing & Management Services. Assets from our lease fleet are periodically sold in the normal course of business to accommodate customer demand and to manage risk and liquidity. Proceeds from sales of assets are expected to be approximately $145 million for 2022.

Capital expenditures for 2022 are expected to be approximately $275 million for Leasing & Management Services, approximately $55 million for Manufacturing and approximately $10 million for Maintenance Services. Capital expenditures for 2022 primarily relate to additions to our lease fleet reflecting our enhanced leasing strategy and continued investments into the safety and productivity of our facilities.

Cash Flows From Financing Activities

The change in cash provided by (used in) financing activities for the three months ended November 30, 2021 compared to the three months ended November 30, 2020 was primarily attributed to proceeds from debt, net of repayments.

Dividend & Share Repurchase Program

A quarterly dividend of $0.27 per share was declared on January 6, 2022.

The Board of Directors has authorized our company to repurchase shares of our common stock. The share repurchase program has an expiration date of January 31, 2023. The amount remaining for repurchase was $100.0 million as of November 30, 2021. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time to time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The program may be modified, suspended or discontinued at any time without prior notice. The share repurchase program does not obligate us to acquire any specific number of shares in any period. There were no shares repurchased under the share repurchase program during the three months ended November 30, 2021 and 2020.

Cash, Borrowing Availability and Credit Facilities

As of November 30, 2021, we had $410.8 million in Cash and cash equivalents and $199.0 million in available borrowings. Our significant cash balance is part of our strategy to maintain strong liquidity as we navigate the uncertainties around the COVID-19 pandemic and emerging economic recovery.

Senior secured credit facilities, consisting of four components, aggregated to $1.1 billion as of November 30, 2021. We had an aggregate of $199.0 million available to draw down under committed credit facilities as of November 30, 2021. This amount consists of $68.5 million available on the North American credit facility, $25.5 million on the European credit facilities and $105.0 million on the Mexican credit facilities.

As of November 30, 2021, a $600.0 million revolving line of credit, maturing August 2026, secured by substantially all our U.S. assets not otherwise pledged as security for term loans or the warehouse credit facility, existed to provide working capital and interim financing of equipment, principally for our U.S. and Mexican operations. Advances under this North American credit facility bear interest at LIBOR plus 1.50% or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of November 30, 2021, a $300.0 million non-recourse warehouse credit facility existed to support the operations of GBX Leasing, a joint venture in which we own approximately 95%. Advances under this facility bear interest at LIBOR plus 2.0%. The warehouse credit facility converts to a term loan in April 2023 and matures in April 2025.

As of November 30, 2021, lines of credit totaling $73.8 million secured by certain of our European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.5% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of our European manufacturing operations. The European lines of credit include $37.4 million which are guaranteed by us. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from June 2022 through October 2023.

As of November 30, 2021, our Mexican railcar manufacturing operations had four lines of credit totaling $120.0 million for working capital needs. The first line of credit provides up to $30.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.75% to 4.25%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2024. The second line of credit provides up to $35.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.70%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2023. The third line of credit provides up to $50.0 million and matures in October 2024. Advances under this facility bear interest at LIBOR plus 4.25%. The fourth line of credit provides up to $5.0 million and matures in September 2022. Advances under this facility bear interest at LIBOR plus 2.95%.

As of November 30, 2021, outstanding commitments under the senior secured credit facilities consisted of $160.0 million in borrowings and $6.7 million in letters of credit under the North American credit facility, $293.0 million outstanding under the GBX Leasing credit facility, $48.3 million outstanding under the European credit facilities and $15.0 million outstanding under the Mexican credit facilities.

Other Information

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into financing leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of November 30, 2021, we were in compliance with all such restrictive covenants.

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

Income taxes -The asset and liability method is used to account for income taxes. We are required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred tax assets and assess deferred tax liabilities based on enacted law and tax rates for each tax jurisdiction to determine the amount of deferred tax assets and liabilities. Deferred income taxes are provided for the temporary effects of differences between assets and liabilities recognized for financial statement and income tax reporting purposes. Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized. We recognize liabilities for uncertain tax positions based on whether evidence indicates that it is more likely than not that the position will be sustained on audit.

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

As of November 30, 2021, our goodwill balance was $130.3 million of which $87.4 million related to our Manufacturing segment and $42.9 million related to our Maintenance Services segment. Our Manufacturing segment includes the North America Manufacturing reporting unit with a goodwill balance of $56.6 million; and the Europe Manufacturing reporting unit with a goodwill balance of $30.8 million.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecasted foreign currency sales and expenses. At November 30, 2021 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $120.9 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact of a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At November 30, 2021, net assets of foreign subsidiaries aggregated $373.1 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $37.3 million, or 2.7% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $234.4 million of variable rate debt to fixed rate debt. Notwithstanding these interest rate swap agreements, we are still exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At November 30, 2021, 46% of our outstanding debt had fixed rates and 54% had variable rates. At November 30, 2021, a uniform 10% increase in variable interest rates would result in approximately $0.8 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 14 to Consolidated Financial Statements, Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2021. Except as set forth below, there have been no material changes in the Risk Factors described in our most recent Annual Report on Form 10-K.

The COVID-19 coronavirus pandemic, and the related volatility in global economic activity, as well as governmental reaction to the pandemic could continue to negatively impact our business, liquidity and financial position, results of operations, stock price, and ability to convert backlog to revenue.

We currently identify the following factors as the most significant risks to our business due to COVID-19, governmental actions, and economic conditions.

•
We may be prevented from operating our manufacturing facilities, maintenance shops, wheel shops or other worksites due to the illness of our employees, “stay-at-home” regulations, and employee reluctance to appear for work for many different reasons including the implementation of any government-imposed vaccination or testing mandates. Extended closure of one or more of our large facilities or a material decrease in our available workforce could have a material negative impact on our financial position and results of operations. Labor shortages in the geographies where we operate could prevent us from converting backlog to revenue.
•
General inflation, including wage inflation, currency volatility as well as monetary, fiscal and policy interventions by national or regional governments in anticipation of our reaction to such events, including increases in interest rates, could have negative impacts on our business by increasing our operating costs and our borrowing costs as well as decreasing the capital available for our customers to purchase our goods and services.
•
Mismatch of supply and demand, interruptions of supply lines, inefficient or overloaded logistics platforms, among other factors may cause the markets for the inputs to our business to fail to operate effectively or efficiently (including sectoral price inflation). There is no guarantee that we will be able to absorb fully such additional costs in the prices for our goods and services. Additionally, the capital available for our customers to purchase our goods and services may be decreased by such events.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. The share repurchase program has an expiration date of January 31, 2023. The amount remaining for repurchase was $100.0 million as of November 30, 2021. There were no share repurchases during the three months ended November 30, 2021 under this program.

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

THE GREENBRIER COMPANIES, INC.

Date:	January 7, 2022	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President,
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)