Form 10-Q
period 2022-02-28
GREENBRIER COMPANIES INC
filed 2022-04-06
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 28, 2022

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, without par value, outstanding on March 31, 2022 was 32,587,696 shares.

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

Forward-looking statements are based on currently available operating, financial and market information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to:

•
the COVID-19 coronavirus pandemic, the governmental reaction to COVID-19 and the related significant global volatility in general economic activity as more fully described in Part II Item 1A “Risk Factors” of the Quarterly Report on Form 10-Q of the Company for the quarter ended November 30, 2021 and filed with the Commission on January 7, 2022;
•
we may be prevented from operating our manufacturing facilities, maintenance shops, wheel shops or other worksites due to the illness of our employees, “stay-at-home” regulations, and employee reluctance to appear for work for many different reasons including the implementation of any government-imposed vaccination or testing mandates;
•
impacts from any international conflicts or other geopolitical events, including the current conflict between Russia and Ukraine;
•
general inflation, including wage inflation, a rise in energy prices or interest rates, currency volatility as well as monetary, fiscal and policy interventions;
•
mismatch of supply and demand, interruptions of supply lines, inefficient or overloaded logistics platforms, among other factors may cause the markets for the inputs to our business to fail to operate effectively or efficiently (including sectoral price inflation);
•
price volatility for supplies to our business as well as goods and services in our industry;
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

The foregoing risks are described in more detail in Part I Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K and our subsequent Quarterly Report on Form 10-Q which are incorporated herein by reference. You are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s opinions only as of the date hereof. Except as otherwise required by law, we do not assume any obligation to update any forward-looking statements. All references to years refer to the fiscal years ended August 31st unless otherwise noted.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Consolidated Balance Sheets

(In millions, except number of shares which are reflected in thousands, unaudited)

	February 28, 2022	August 31, 2021
Assets
Cash and cash equivalents	$586.8	$646.8
Restricted cash	15.7	24.6
Accounts receivable, net	399.0	306.4
Income tax receivable	106.0	112.1
Inventories	728.5	573.6
Leased railcars for syndication	80.0	51.6
Equipment on operating leases, net	650.4	609.8
Property, plant and equipment, net	646.5	670.2
Investment in unconsolidated affiliates	90.2	79.9
Intangibles and other assets, net	179.6	183.6
Goodwill	130.0	132.1
	$3,612.7	$3,390.7
Liabilities and Equity
Revolving notes	$292.2	$372.2
Accounts payable and accrued liabilities	581.2	569.8
Deferred income taxes	51.9	73.3
Deferred revenue	43.0	42.8
Notes payable, net	1,209.2	826.5

Commitments and contingencies (Note 15)

Contingently redeemable noncontrolling interest	28.5	29.7

Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 32,588 and 32,397 shares outstanding at February 28, 2022 and August 31, 2021	—	—
Additional paid-in capital	413.4	469.7
Retained earnings	892.5	881.7
Accumulated other comprehensive loss	(53.3)	(43.7)
Total equity – Greenbrier	1,252.6	1,307.7
Noncontrolling interest	154.1	168.7
Total equity	1,406.7	1,476.4
	$3,612.7	$3,390.7

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Operations

(In millions, except number of shares which are reflected in thousands and per share amounts, unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Revenue
Manufacturing	$555.7	$201.5	$1,008.2	$506.0
Maintenance Services	86.6	71.6	159.0	137.2
Leasing & Management Services	40.5	22.5	66.3	55.4
	682.8	295.6	1,233.5	698.6
Cost of revenue
Manufacturing	535.0	201.8	956.6	482.7
Maintenance Services	81.7	66.7	152.9	129.7
Leasing & Management Services	11.3	9.5	21.6	27.9
	628.0	278.0	1,131.1	640.3
Margin	54.8	17.6	102.4	58.3
Selling and administrative expense	54.7	43.4	99.0	87.1
Net gain on disposition of equipment	(25.1)	(0.1)	(33.6)	(1.0)
Earnings (loss) from operations	25.2	(25.7)	37.0	(27.8)
Other costs
Interest and foreign exchange	11.8	9.6	24.4	20.7
Earnings (loss) before income tax and earnings (loss) from unconsolidated affiliates	13.4	(35.3)	12.6	(48.5)
Income tax (expense) benefit	(3.2)	21.8	(1.8)	29.1
Earnings (loss) before earnings (loss) from unconsolidated affiliates	10.2	(13.5)	10.8	(19.4)
Earnings (loss) from unconsolidated affiliates	1.0	(0.4)	6.0	(1.2)
Net earnings (loss)	11.2	(13.9)	16.8	(20.6)
Net loss attributable to noncontrolling interest	1.6	4.8	6.8	1.5
Net earnings (loss) attributable to Greenbrier	$12.8	$(9.1)	$23.6	$(19.1)
Basic earnings (loss) per common share	$0.39	$(0.28)	$0.72	$(0.58)
Diluted earnings (loss) per common share	$0.38	$(0.28)	$0.70	$(0.58)
Weighted average common shares:
Basic	32,582	32,810	32,546	32,766
Diluted	34,463	32,810	33,609	32,766

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions, unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Net earnings (loss)	$11.2	$(13.9)	$16.8	$(20.6)

Other comprehensive income (loss)
Translation adjustment	4.3	0.6	(9.6)	4.5
Reclassification of derivative financial instruments recognized in net earnings (loss) [1]	1.3	1.3	2.3	2.5
Unrealized gain (loss) on derivative financial instruments [2]	0.8	(0.1)	(2.4)	(0.9)
Other (net of tax effect)	0.2	—	0.1	—
	6.6	1.8	(9.6)	6.1
Comprehensive income (loss)	17.8	(12.1)	7.2	(14.5)
Comprehensive loss attributable to noncontrolling interest	1.6	4.8	6.8	1.5
Comprehensive income (loss) attributable to Greenbrier	$19.4	$(7.3)	$14.0	$(13.0)

1 Net of tax effect of $(0.2 million) and $(0.4 million) for the three months ended February 28, 2022 and February 28, 2021 and $(0.7 million) and $(0.8 million) for the six months ended February 28, 2022 and February 28, 2021.

2 Net of tax effect of ($0.8 million) and ($0.1 million) for the three months ended February 28, 2022 and February 28, 2021 and $0.2 million and ($0.1 million) for the six months ended February 28, 2022 and February 28, 2021.

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Equity

(In millions, except per share amounts, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2021	32.4	$469.7	$881.7	$(43.7)	$1,307.7	$168.7	$1,476.4	$29.7
Cumulative effect adjustment due to adoption of ASU 2020-06 (see Note 1)	—	(58.8)	4.9	—	(53.9)	—	(53.9)	—
Net earnings	—	—	23.6	—	23.6	(5.6)	18.0	(1.2)
Other comprehensive income, net	—	—	—	(9.6)	(9.6)	—	(9.6)	—
Noncontrolling interest adjustments	—	—	—	—	—	(0.6)	(0.6)	—
Joint venture partner distribution declared	—	—	—	—	—	(8.4)	(8.4)	—
Restricted stock awards (net of cancellations)	0.2	11.9	—	—	11.9	—	11.9	—
Unamortized restricted stock	—	(15.3)	—	—	(15.3)	—	(15.3)	—
Restricted stock amortization	—	5.9	—	—	5.9	—	5.9	—
Cash dividends ($0.54 per share)	—	—	(17.7)	—	(17.7)	—	(17.7)
Balance February 28, 2022	32.6	$413.4	$892.5	$(53.3)	$1,252.6	$154.1	$1,406.7	$28.5

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance November 30, 2021	32.5	$408.5	$888.7	$(59.9)	$1,237.3	$162.7	$1,400.0	$29.7
Net earnings	—	—	12.8	—	12.8	(0.4)	12.4	(1.2)
Other comprehensive income, net	—	—	—	6.6	6.6	—	6.6	—
Noncontrolling interest adjustments	—	—	—	—	—	(0.4)	(0.4)	—
Joint venture partner distribution declared	—	—	—	—	—	(7.8)	(7.8)	—
Restricted stock awards (net of cancellations)	0.1	1.4	—	—	1.4	—	1.4	—
Unamortized restricted stock	—	(1.3)	—	—	(1.3)	—	(1.3)	—
Restricted stock amortization	—	4.8	—	—	4.8	—	4.8	—
Cash dividends ($0.27 per share)	—	—	(9.0)	—	(9.0)	—	(9.0)	—
Balance February 28, 2022	32.6	$413.4	$892.5	$(53.3)	$1,252.6	$154.1	$1,406.7	$28.5

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2020	32.7	$460.4	$885.5	$(52.8)	$1,293.1	$180.0	$1,473.1	$31.1
Cumulative effect adjustment due to adoption of ASU 2016-13	—	—	(0.5)	—	(0.5)	—	(0.5)	—
Net earnings (loss)	—	—	(19.1)	—	(19.1)	(0.4)	(19.5)	(1.1)
Other comprehensive income (loss), net	—	—	—	6.1	6.1	—	6.1	—
Noncontrolling interest adjustments	—	—	—	—	—	(1.3)	(1.3)	—
Joint venture partner distribution declared	—	—	—	—	—	(2.4)	(2.4)	—
Restricted stock awards (net of cancellations)	0.1	15.5	—	—	15.5	—	15.5	—
Unamortized restricted stock	—	(17.9)	—	—	(17.9)	—	(17.9)	—
Restricted stock amortization	—	9.0	—	—	9.0	—	9.0	—
Cash dividends ($0.54 per share)	—	—	(17.7)	—	(17.7)	—	(17.7)	—
Balance February 28, 2021	32.8	$467.0	$848.2	$(46.7)	$1,268.5	$175.9	$1,444.4	$30.0

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance November 30, 2020	32.8	$462.5	$866.4	$(48.5)	$1,280.4	$180.5	$1,460.9	$30.7
Net loss	—	—	(9.1)	—	(9.1)	(4.2)	(13.3)	(0.7)
Other comprehensive income, net	—	—	—	1.8	1.8	—	1.8	—
Noncontrolling interest adjustments	—	—	—	—	—	—	—	—
Joint venture partner distribution declared	—	—	—	—	—	(0.4)	(0.4)	—
Restricted stock awards (net of cancellations)	—	1.3	—	—	1.3	—	1.3	—
Unamortized restricted stock	—	(1.3)	—	—	(1.3)	—	(1.3)	—
Restricted stock amortization	—	4.5	—	—	4.5	—	4.5	—
Cash dividends ($0.27 per share)	—	—	(9.1)	—	(9.1)	—	(9.1)	—
Balance February 28, 2021	32.8	$467.0	$848.2	$(46.7)	$1,268.5	$175.9	$1,444.4	$30.0

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Cash Flows

(In millions, unaudited)

	Six Months Ended February 28,
	2022	2021
Cash flows from operating activities
Net earnings (loss)	$16.8	$(20.6)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Deferred income taxes	(4.3)	17.0
Depreciation and amortization	50.9	50.9
Net gain on disposition of equipment	(33.6)	(1.0)
Accretion of debt discount	—	2.9
Stock based compensation expense	5.9	9.0
Noncontrolling interest adjustments	(0.6)	(1.3)
Other	2.4	1.1
Decrease (increase) in assets:
Accounts receivable, net	(93.5)	(10.7)
Income tax receivable	6.2	(53.0)
Inventories	(166.5)	(35.0)
Leased railcars for syndication	(12.2)	(38.0)
Other assets	(8.5)	(2.9)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	15.2	(13.3)
Deferred revenue	1.5	0.1
Net cash used in operating activities	(220.3)	(94.8)
Cash flows from investing activities
Proceeds from sales of assets	148.6	11.3
Capital expenditures	(198.0)	(50.3)
Investments in and advances to / repayments from unconsolidated affiliates	(4.2)	4.5
Cash distribution from unconsolidated affiliates and other	1.2	0.5
Net cash used in investing activities	(52.4)	(34.0)
Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	(75.6)	98.4
Proceeds from revolving notes with maturities longer than 90 days	—	112.0
Repayments of revolving notes with maturities longer than 90 days	—	(286.0)
Proceeds from issuance of notes payable	323.3	—
Repayments of notes payable	(7.6)	(15.0)
Debt issuance costs	(5.2)	—
Dividends	(18.1)	(18.0)
Cash distribution to joint venture partner	(8.5)	(3.6)
Tax payments for net share settlement of restricted stock	(3.5)	(2.4)
Net cash provided by (used in) financing activities	204.8	(114.6)
Effect of exchange rate changes	(1.0)	3.4
Decrease in cash and cash equivalents and restricted cash	(68.9)	(240.0)
Cash and cash equivalents and restricted cash
Beginning of period	671.4	842.1
End of period	$602.5	$602.1
Balance sheet reconciliation
Cash and cash equivalents	$586.8	$593.5
Restricted cash	15.7	8.6
Total cash and cash equivalents and restricted cash as presented above	$602.5	$602.1
Cash paid during the period for
Interest	$14.9	$15.8
Income taxes, net	$1.7	$7.1
Non-cash activity
Transfers between Leased railcars for syndication and Inventories and Equipment on operating leases, net	$10.5	$78.0
Capital expenditures accrued in Accounts payable and accrued liabilities	$2.6	$0.8
Change in Accounts payable and accrued liabilities associated with dividends declared	$0.4	$0.3
Change in Accounts payable and accrued liabilities associated with cash distributions to joint venture partner	$0.1	$1.2

The accompanying notes are an integral part of these financial statements

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) as of February 28, 2022 and for the three and six months ended February 28, 2022 and 2021 have been prepared to reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. The results of operations for the three and six months ended February 28, 2022 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2022.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these unaudited financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2021.

In the first quarter of 2022 the Company renamed two of its reportable segments to more prominently display the nature of the customer solutions it provides and markets in which it operates. The new names of its reportable segments are Manufacturing (unchanged), Maintenance Services (previously Wheels, Repair & Parts), and Leasing & Management Services (previously Leasing & Services). The name changes have no impact on the organization’s reporting structure nor on financial information previously reported. Separately, effective September 1, 2021, the Company changed its measurement basis for allocating syndication revenue between the Manufacturing and Leasing & Management Services reportable segments. This change in measurement reflects the information currently used by management to assess the Company's operating performance in accordance with its refined leasing strategy and has no impact to the Company’s total consolidated revenue. Segment results for the prior periods have been recast to conform to the current period presentation.

Greenbrier-Astra Rail was formed in 2017 between the Company’s existing European operations headquartered in Poland and Astra Rail, based in Romania. Greenbrier-Astra Rail is controlled by the Company with an approximate 75% interest. In 2017, Astra Rail received a put option to sell its entire noncontrolling interest to Greenbrier. The option was exercisable 30 business days prior to and up until June 1, 2022. During the second quarter of 2022, the option was extended to be exercisable 30 business days prior to and up until June 1, 2026.

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

Initial Adoption of Accounting Standards

Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued Accounting Standard Update 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity’s own equity and modifies the guidance on diluted EPS calculations as a result of these changes. The Company adopted this guidance effective September 1, 2021 on a modified retrospective basis and recorded a cumulative effect adjustment to increase Retained earnings by $5 million. The impact of adoption also resulted in a reduction to Additional paid in capital of approximately $59 million related to amounts attributable to conversion options that had previously been recorded in equity and the associated derecognition of related deferred tax liabilities of $17 million. Additionally, the Company recorded an increase to its convertible notes balance by an aggregate amount of approximately $71 million as a result of derecognizing the debt discount. The adoption of this guidance also decreased the amount of non-cash interest expense to be recognized in future periods as a result of eliminating the discount associated with the equity component. The Company did not incur any impact to liquidity or cash flows. As of September 1, 2021, when calculating net earnings attributable to Greenbrier per share of common stock, the Company uses the if-converted method as required under ASU 2020-06 to determine the dilutive effect of its convertible notes.

Simplification of Accounting for Income Taxes

In December 2019, the FASB issued Accounting Standard Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 for: recognizing deferred taxes for investments, performing intra-period allocations and calculating taxes in interim periods. The ASU also improves consistent application of GAAP for other areas of Topic 740 by clarifying and amending existing guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The Company adopted this guidance September 1, 2021 with no impact to the Company's consolidated financial statements. The ongoing application of ASU 2019-12 is not expected to materially impact the Company's consolidated financial statements.

Prospective Accounting Changes

Reference Rate Reform

In March 2020, the FASB issued Accounting Standard Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The elective amendments provide expedients to contract modification, affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by this guidance apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (LIBOR) or another reference rate expected to be discontinued as a result of reference rate reform. This guidance is not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The guidance can be applied immediately through December 31, 2022. The Company expects to adopt this standard when LIBOR is discontinued if there is a mismatch in its interest rate swap and derivatives for a period of time. The Company does not expect a material impact to its financial condition, results of operations or disclosures based on the current debt portfolio and capital structure.

Note 2 – Asset Backed Securities

GBX Leasing 2022-1 LLC (GBXL I) was formed as a wholly owned special purpose entity (SPE) of GBX Leasing to securitize the leasing assets of GBX Leasing. On February 9, 2022, GBXL I (Issuer) issued $323.3 million of term notes secured by a portfolio of railcars and associated operating leases and other assets, acquired and owned by GBXL I. Greenbrier Management Services, LLC (GMS) entered into certain agreements relating to the management and servicing of the Issuer’s assets. The Company used the net proceeds received from the issuance of the term notes to pay down the GBX Leasing warehouse credit facility.

The Company evaluated the accounting for the transaction and concluded that, based on its equity investment in the Issuer combined with GMS’s capacity as servicer, the Company is the primary beneficiary of the SPE and will consolidate the SPE for financial reporting purposes.

Issued debt includes principal of $302.6 million of GBXL I Series 2022-1 Class A Secured Railcar Equipment Notes (Class A Notes) and $20.7 million of GBXL I Series 2022-1 Class B Secured Railcar Equipment Notes (Class B Notes), collectively the GBXL Series 2022-1 Notes (the GBXL Notes). The GBXL Notes bear interest at fixed rates of 2.87% and 3.45% for the Class A Notes and Class B Notes, respectively. The GBXL Notes are payable monthly and have a legal maturity date of February 20, 2052. The Company incurred $5.0 million in debt issuance costs, which will be amortized to interest expense through the expected repayment period. Both Class A and Class B Notes have an anticipated repayment date of January 20, 2029 and a legal maturity date. While the legal maturity date is in 2052, the cash flows generated from the railcar assets will pay down the GBXL Notes in line with the agreement, which based on expected cash flow payments, would result in repayment in advance of the legal maturity date. If the principal amount of the GBXL Notes has not been repaid in full by the anticipated repayment date, then the Issuer will also be required to pay additional interest to the holders at a rate equal to 4.00% per annum.

The GBXL Notes are obligations of the Issuer only and are nonrecourse to Greenbrier. The GBXL Notes are subject to a Master Indenture between the Issuer and U.S. Bank Trust Company, National Association, as trustee, as supplemented by a Series 2022-1 Supplement dated February 9, 2022. The GBXL Notes may be subject to acceleration upon the occurrence of certain events of default.

The following table summarizes the Issuer's net carrying amount of the assets transferred and the related debt.

(in millions)	February 28, 2022
Assets
Restricted cash	$7.0
Equipment on operating leases, net	408.7
Liabilities
Notes payable, net	$318.3

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

The contract balances are as follows:

(in millions)	Balance sheet classification	February 28, 2022	August 31, 2021	$ change
Contract assets	Accounts receivable, net	$10.1	$5.9	$4.2
Contract assets	Inventories	$7.1	$6.7	$0.4
Contract liabilities [1]	Deferred revenue	$37.5	$36.4	$1.1

1 Contract liabilities balance includes deferred revenue within the scope of Revenue from Contracts with Customers (Topic 606).

For the three and six months ended February 28, 2022, the Company recognized $3.8 million and $13.4 million, respectively, of revenue that was included in Contract liabilities as of August 31, 2021.

Performance obligations

As of February 28, 2022, the Company has entered into contracts with customers for which revenue has not yet been recognized. The following table outlines estimated revenue related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(in millions)	February 28, 2022
Revenue type:
Manufacturing – Railcar sales	$2,739.2
Manufacturing – Marine	$47.5
Manufacturing – Conversions	$174.1
Management services	$129.8
Other	$16.5

Manufacturing – Railcars intended for syndication [1]	$701.2

1 Not a performance obligation as defined in Topic 606.

Based on current production and delivery schedules and existing contracts, approximately $1.0 billion of Railcar sales are expected to be recognized in the remaining six months of 2022 while the remaining amount is expected to be recognized into 2024. The table above excludes estimated revenue to be recognized at the Company’s Brazilian manufacturing operations, as they are accounted for under the equity method.

Revenue amounts reflected in Railcars intended for syndication may be syndicated to third parties or held in the Company’s fleet depending on a variety of factors.

Marine revenue is expected to be recognized through 2023 as vessel construction is completed.

Conversions represent modernization orders to existing or in-service railcars and are expected to be recognized through 2023.

Management services includes management and maintenance services of which approximately 52% are expected to be performed through 2026 and the remaining amount through 2037.

Note 4 – Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in first-out method. Work-in-process includes material, labor and overhead. Finished goods includes completed wheels, parts and railcars not on lease or in transit. The following table summarizes the Company’s inventory balance:

(in millions)	February 28, 2022	August 31, 2021
Manufacturing supplies and raw materials	$530.2	$352.8
Work-in-process	146.5	167.3
Finished goods	66.8	73.4
Excess and obsolete adjustment	(15.0)	(19.9)
	$728.5	$573.6

Note 5 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(in millions)	February 28, 2022	August 31, 2021
Intangible assets subject to amortization:
Customer relationships	$89.8	$89.8
Accumulated amortization	(66.9)	(64.1)
Other intangibles	41.2	40.3
Accumulated amortization	(14.4)	(13.0)
	49.7	53.0
Intangible assets not subject to amortization	2.4	2.4
Prepaid and other assets	30.0	26.7
Operating lease ROU assets	40.2	39.8
Nonqualified savings plan investments	46.9	47.7
Debt issuance costs, net	8.6	8.6
Assets held for sale	1.8	5.4
Total Intangible and other assets, net	$179.6	$183.6

Amortization expense was $2.3 million and $5.4 million for the three and six months ended February 28, 2022, respectively and $2.9 million and $5.7 million for the three and six months ended February 28, 2021, respectively. Amortization expense for the years ending August 31, 2022, 2023, 2024, 2025 and 2026 is expected to be $9.4 million, $7.9 million, $7.3 million, $6.2 million and $6.0 million, respectively.

Note 6 – Revolving Notes

Senior secured credit facilities, consisting of four components, aggregated to $1.1 billion as of February 28, 2022.

As of February 28, 2022, a $600.0 million revolving line of credit, maturing August 2026, secured by substantially all the Company’s U.S. assets not otherwise pledged as security for term loans or the warehouse credit facility, existed to provide working capital and interim financing of equipment, principally for the Company’s U.S. and Mexican operations. Advances under this North American credit facility bear interest at LIBOR plus 1.50% or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of February 28, 2022, a $350.0 million non-recourse warehouse credit facility existed to support the operations of GBX Leasing, a joint venture in which the Company owns approximately 95%. Advances under this facility bear interest at LIBOR plus 2.0%. The warehouse credit facility converts to a term loan in April 2023 and matures in April 2025.

As of February 28, 2022, lines of credit totaling $74.3 million secured by certain of the Company’s European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.5% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of the Company’s European manufacturing operations. The European lines of credit include $36.9 million which are guaranteed by the Company. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from June 2022 through October 2023.

As of February 28, 2022, the Company’s Mexican railcar manufacturing operations had four lines of credit totaling $120.0 million for working capital needs. The first line of credit provides up to $30.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.75% to 4.25%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2024. The second line of credit provides up to $35.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.70%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2023. The third line of credit provides up to $50.0 million and matures in October 2024. Advances under this facility bear interest at LIBOR plus 4.25%. The fourth line of credit provides up to $5.0 million and matures in September 2022. Advances under this facility bear interest at LIBOR plus 2.95%.

Credit facility balances:

(in millions)	February 28, 2022	August 31, 2021

North America	$160.0	$160.0
Mexico	75.0	15.0
Europe	57.2	50.2
GBX Leasing	-	147.0
Total Revolving notes	$292.2	$372.2

Outstanding commitments under the North American credit facility included letters of credit which totaled $6.5 million and $8.4 million as of February 28, 2022 and August 31, 2021, respectively.

As of February 28, 2022, the Company had an aggregate of $216.8 million available to draw down under committed credit facilities.

Note 7 – Accounts Payable and Accrued Liabilities

(in millions)	February 28, 2022	August 31, 2021
Trade payables	$286.3	$265.1
Other accrued liabilities	106.2	109.1
Operating lease liabilities	42.7	42.6
Accrued payroll and related liabilities	115.9	125.1
Accrued warranty	30.1	27.9
	$581.2	$569.8

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

Warranty accrual activity:

	Three Months Ended February 28,		Six Months Ended February 28,
(in millions)	2022	2021	2022	2021
Balance at beginning of period	$27.5	$45.6	$27.9	$45.2
Charged to cost of revenue, net	5.5	(0.6)	6.4	1.4
Payments	(2.8)	(2.4)	(3.8)	(3.8)
Currency translation effect	(0.1)	0.1	(0.4)	(0.1)
Balance at end of period	$30.1	$42.7	$30.1	$42.7

Note 9 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(in millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2021	$(7.4)	$(35.8)	$(0.5)	$(43.7)
Other comprehensive gain (loss) before reclassifications	(2.4)	(9.6)	0.1	(11.9)
Amounts reclassified from Accumulated other comprehensive loss	2.3	—	—	2.3
Balance, February 28, 2022	$(7.5)	$(45.4)	$(0.4)	$(53.3)

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Operations, with financial statement caption, were as follows:

	Three Months Ended February 28,
(in millions)	2022	2021	Financial Statement Caption
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$0.2	$0.4	Revenue and Cost of revenue
Interest rate swap contracts	1.3	1.3	Interest and foreign exchange
	1.5	1.7	Total before tax
	(0.2)	(0.4)	Income tax expense
	$1.3	$1.3	Net of tax

	Six Months Ended February 28,
(in millions)	2022	2021	Financial Statement Caption
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$0.4	$0.7	Revenue and Cost of revenue
Interest rate swap contracts	2.6	2.6	Interest and foreign exchange
	3.0	3.3	Total before tax
	(0.7)	(0.8)	Income tax expense
	$2.3	$2.5	Net of tax

Note 10 – Earnings (Loss) Per Share

The shares used in the computation of basic and diluted earnings (loss) per common share are reconciled as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands)	2022	2021	2022	2021
Weighted average basic common shares outstanding (1)	32,582	32,810	32,546	32,766
Dilutive effect of 2.875% convertible notes due 2024 (2) (3)	815	—	—	—
Dilutive effect of 2.875% convertible notes due 2028 (4)	—	N/A	—	N/A
Dilutive effect of 2.25% convertible notes due 2024 (2) (5)	N/A	—	N/A	—
Dilutive effect of restricted stock units (2) (6)	1,066	—	1,063	—
Weighted average diluted common shares outstanding	34,463	32,810	33,609	32,766

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

(3) The dilutive effect of the 2.875% Convertible notes due 2024 was excluded for the six months ended February 28, 2022 as they were considered anti-dilutive under the “if converted” method as further discussed below.

(4) The dilutive effect of the 2.875% Convertible notes due 2028 was excluded for the three and six months ended February 28, 2022 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive. As these notes require cash settlement for the principal, only the premium is dilutive under the "if converted" method as further discussed below. These convertible notes were issued in April 2021.

(5) The 2.25% Convertible notes due 2024 were retired in April 2021.

(6) Restricted stock units that are not considered participating securities and restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved, are included in weighted average diluted common shares outstanding when the Company is in a net earnings position.

Basic earnings (loss) per common share (EPS) is computed by dividing Net earnings (loss) attributable to Greenbrier by weighted average basic common shares outstanding, which includes restricted stock grants and restricted stock units that are considered participating securities when the Company is in a net earnings position.

The Company's approach for calculating diluted EPS was modified beginning September 1, 2021 upon the adoption of Accounting Standard Update 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. See Note 1 - Interim Financial Statements for additional information.

For the three and six months ended February 28, 2022, diluted EPS was calculated using the more dilutive of two methods. The first method includes the dilutive effect, using the treasury stock method, associated with restricted stock units that are not considered participating securities and performance based restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved. The second method supplements the first by also including the “if converted” effect of the 2.875% Convertible notes due 2024 and shares underlying the 2.875% Convertible notes due 2028, when there is a conversion premium. Under the “if converted” method, debt issuance and interest costs, both net of tax, associated with the convertible notes due 2024 are added back to net earnings and the share count is increased by the shares underlying the convertible notes.

For the three and six months ended February 28, 2021, diluted EPS was calculated using the treasury stock method associated with shares underlying the 2.875% Convertible notes due 2024, 2.25% convertible notes due 2024, restricted stock units that are not considered participating securities and performance based restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved. The dilutive effect of common stock equivalents was excluded from the share calculation for the three and six months ended February 28, 2021 due to a net loss.

	Three Months Ended February 28,			Six Months Ended February 28,
(in millions, except shares which are reflected in thousands, and per share amounts)	2022		2021	2022	2021
Net earnings (loss) attributable to Greenbrier	$12.8		$(9.1)	$23.6	$(19.1)
Weighted average basic common shares outstanding	32,582		32,810	32,546	32,766
Basic earnings (loss) per share	$0.39		$(0.28)	$0.72	$(0.58)

Net earnings (loss) attributable to Greenbrier	$12.8		$(9.1)	$23.6	$(19.1)
Add back:
Interest and debt issuance costs on the 2.875% convertible notes due 2024, net of tax	0.3		n/a	n/a	n/a
Earnings before interest and debt issuance costs on the 2.875% convertible notes due 2024	$13.1		n/a	n/a	n/a
Weighted average diluted common shares outstanding	34,463		32,810	33,609	32,766
Diluted earnings (loss) per share	$0.38	(1)	$(0.28)	$0.70	$(0.58)

(1) Diluted earnings per share was calculated as follows:

Earnings before interest and debt issuance costs on the 2.875% convertible notes due 2024

Weighted average diluted common shares outstanding

Note 11 – Stock Based Compensation

The value of stock based compensation awards is amortized as compensation expense from the date of grant through the earlier of the vesting period or in some instances the recipient’s eligible retirement date. Stock based compensation expense consists of restricted stock unit awards.

Stock based compensation expense was $4.9 million and $5.9 million for the three and six months ended February 28, 2022, respectively and $4.5 million and $9.0 million for the three and six months ended February 28, 2021, respectively. Compensation expense is recorded in Selling and administrative expense and Cost of revenue on the Consolidated Statements of Operations.

Note 12 – Derivative Instruments

Foreign operations give rise to market risks from changes in foreign currency exchange rates. Foreign currency forward exchange contracts with established financial institutions are utilized to hedge a portion of that risk. Interest rate swap agreements are used to reduce the impact of changes in interest rates on certain current and probable future debt. The Company’s foreign currency forward exchange contracts and interest rate swap agreements are designated as cash flow hedges, and therefore the effective portion of unrealized gains and losses is recorded in accumulated other comprehensive income or loss.

At February 28, 2022 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $122.0 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when in a loss position, or as Accounts receivable, net when in a gain position. As the contracts mature at various dates through October 2023, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At February 28, 2022 exchange rates, approximately $4.4 million would be reclassified to revenue or cost of revenue in the next year.

At February 28, 2022, interest rate swap agreements maturing from September 2023 through January 2032 had notional amounts that aggregated to $315.9 million. The fair value of the contracts is included on the Consolidated Balance Sheets in Accounts payable and accrued liabilities when in a loss position, or in Accounts receivable, net when in a gain position. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At February 28, 2022 interest rates, approximately $3.6 million would be reclassified to interest expense in the next year.

Fair Values of Derivative Instruments

(in millions)

	Asset Derivatives			Liability Derivatives
		February 28, 2022	August 31, 2021		February 28, 2022	August 31, 2021
	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$0.4	$0.1	Accounts payable and accrued liabilities	$4.5	$0.3
Interest rate swap contracts	Accounts receivable, net	0.3	—	Accounts payable and accrued liabilities	5.5	10.0
		$0.7	$0.1		$10.0	$10.3
Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$—	$—	Accounts payable and accrued liabilities	$0.1	$0.1

The Effect of Derivative Instruments on the Statements of Operations

(in millions)

Three Months Ended February 28, 2022 and 2021

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives three months ended February 28,
		2022	2021
Foreign forward exchange contract	Interest and foreign exchange	$(0.1)	$—

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives three months ended February 28,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income three months ended February 28,		Location of gain (loss) on derivative (amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (amount excluded from effectiveness testing) three months ended February 28,
	2022	2021		2022	2021		2022	2021
Foreign forward exchange contracts	$(0.4)	$(0.6)	Revenue	$(0.2)	$(0.4)	Revenue	$0.3	$0.1
Foreign forward exchange contracts	1.4	(0.2)	Cost of revenue	—	—	Cost of revenue	0.3	0.1
Interest rate swap contracts	0.6	0.8	Interest and foreign exchange	(1.3)	(1.3)	Interest and foreign exchange	—	—
	$1.6	$—		$(1.5)	$(1.7)		$0.6	$0.2

The following table presents the amounts in the Consolidated Statements of Operations in which the effects of the cash flow hedges are recorded and the effects of the cash flow hedge activity on these line items for the three months ended February 28, 2022 and 2021:

	For The Three Months Ended February 28,
	2022		2021
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$682.8	$(0.2)	$295.6	$(0.4)
Cost of revenue	$628.0	$—	$278.0	$—
Interest and foreign exchange	$11.8	$(1.3)	$9.6	$(1.3)

Six Months Ended February 28, 2022 and 2021

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives six months ended February 28,
		2022	2021
Foreign forward exchange contract	Interest and foreign exchange	$(0.4)	$(0.1)

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives six months ended February 28,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income six months ended February 28,		Location of gain (loss) on derivative (amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (amount excluded from effectiveness testing) six months ended February 28,
	2022	2021		2022	2021		2022	2021
Foreign forward exchange contracts	$(5.0)	$(1.6)	Revenue	$(0.4)	$(0.6)	Revenue	$0.5	$0.3
Foreign forward exchange contracts	0.1	(0.3)	Cost of revenue	—	(0.1)	Cost of revenue	0.4	0.1
Interest rate swap contracts	2.3	1.2	Interest and foreign exchange	(2.6)	(2.6)	Interest and foreign exchange	—	—
	$(2.6)	$(0.7)		$(3.0)	$(3.3)		$0.9	$0.4

	For The Six Months Ended February 28,
	2022		2021
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$1,233.5	$(0.4)	$698.6	$(0.6)
Cost of revenue	$1,131.1	$—	$640.3	$(0.1)
Interest and foreign exchange	$24.4	$(2.6)	$20.7	$(2.6)

Note 13 – Segment Information

The Company operates in three reportable segments: Manufacturing; Maintenance Services; and Leasing & Management Services.

The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2021. Performance is evaluated based on Earnings (loss) from operations. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. The Company does not allocate Interest and foreign exchange or Income tax (expense) benefit for either external or internal reporting purposes. Intersegment sales and transfers are valued as if the sales or transfers were to third parties. Related revenue and margin are eliminated in consolidation and therefore are not included in consolidated results in the Company’s Consolidated Financial Statements.

In the first quarter of 2022 the Company renamed two of its reportable segments to more prominently display the nature of the customer solutions it provides and markets in which it operates. The new names of its reportable segments are Manufacturing (unchanged), Maintenance Services (previously Wheels, Repair & Parts), and Leasing & Management Services (previously Leasing & Services). The name changes have no impact on the organization’s reporting structure nor on financial information previously reported. Separately, effective September 1, 2021, the Company changed its measurement basis for allocating syndication revenue between the Manufacturing and Leasing & Management Services reportable segments. This change in measurement reflects the information currently used by management to assess the Company's operating performance in accordance with its refined leasing strategy and has no impact to the Company’s total consolidated revenue. Segment results for the prior periods have been recast to conform to the current period presentation.

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

For the three months ended February 28, 2022:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$555.7	$1.8	$557.5	$1.8	$—	$1.8
Maintenance Services	86.6	6.1	92.7	2.9	—	2.9
Leasing & Management Services	40.5	0.4	40.9	47.6	—	47.6
Eliminations	—	(8.3)	(8.3)	—	—	—
Corporate	—	—	—	(27.1)	—	(27.1)
	$682.8	$—	$682.8	$25.2	$—	$25.2

For the six months ended February 28, 2022:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,008.2	$41.2	$1,049.4	$14.1	$0.3	$14.4
Maintenance Services	159.0	8.8	167.8	1.8	—	1.8
Leasing & Management Services	66.3	0.7	67.0	64.8	—	64.8
Eliminations	—	(50.7)	(50.7)	—	(0.3)	(0.3)
Corporate	—	—	—	(43.7)	—	(43.7)
	$1,233.5	$—	$1,233.5	$37.0	$—	$37.0

For the three months ended February 28, 2021:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$201.5	$2.4	$203.9	$(17.8)	$0.1	$(17.7)
Maintenance Services	71.6	1.6	73.2	2.4	—	2.4
Leasing & Management Services	22.5	0.5	23.0	7.0	—	7.0
Eliminations	—	(4.5)	(4.5)	—	(0.1)	(0.1)
Corporate	—	—	—	(17.3)	—	(17.3)
	$295.6	$—	$295.6	$(25.7)	$—	$(25.7)

For the six months ended February 28, 2021:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$506.0	$23.0	$529.0	$(12.3)	$2.6	$(9.7)
Maintenance Services	137.2	1.9	139.1	2.2	—	2.2
Leasing & Management Services	55.4	0.9	56.3	17.1	—	17.1
Eliminations	—	(25.8)	(25.8)	—	(2.6)	(2.6)
Corporate	—	—	—	(34.8)	—	(34.8)
	$698.6	$—	$698.6	$(27.8)	$—	$(27.8)

	Total assets
(in millions)	February 28, 2022	August 31, 2021
Manufacturing	$1,698.5	$1,493.5
Maintenance Services	272.0	260.9
Leasing & Management Services	1,038.8	949.4
Unallocated, including cash	603.4	686.9
	$3,612.7	$3,390.7

Reconciliation of Earnings (loss) from operations to Earnings (loss) before income tax and earnings (loss) from unconsolidated affiliates:

	Three Months Ended February 28,		Six Months Ended February 28,
(in millions)	2022	2021	2022	2021
Earnings (loss) from operations	$25.2	$(25.7)	$37.0	$(27.8)
Interest and foreign exchange	11.8	9.6	24.4	20.7
Earnings (loss) before income tax and earnings (loss) from unconsolidated affiliates	$13.4	$(35.3)	$12.6	$(48.5)

Note 14 – Leases

Lessor

Equipment on operating leases is reported net of accumulated depreciation of $37.6 million and $34.4 million as of February 28, 2022 and August 31, 2021, respectively. Depreciation expense was $5.4 million and $10.5 million for the three and six months ended February 28, 2022 and $3.2 million and $6.8 million for the three and six months ended February 28, 2021, respectively. In addition, certain railcar equipment leased-in by the Company on operating leases is subleased to customers under non-cancelable operating leases with lease terms ranging from one to approximately fourteen years. Operating lease rental revenues included in the Company’s Statements of Operations for the three and six months ended February 28, 2022 was $16.3 million and $31.3 million, respectively, which included $3.9 million and $8.5 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements. Operating lease rental revenues included in the Company’s Statements of Operations for the three and six months ended February 28, 2021 was $12.3 million and $24.1 million, respectively, which included $3.8 million and $7.4 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements.

Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases at February 28, 2022, will mature as follows:

(in millions)
Remaining six months of 2022	$21.9
2023	35.1
2024	28.5
2025	22.8
2026	20.1
Thereafter	40.0
$168.4

Lessee

The Company leases railcars, real estate, and certain equipment under operating and, to a lesser extent, finance lease arrangements. As of and for the three and six months ended February 28, 2022 and February 28, 2021, finance leases were not a material component of the Company's lease portfolio. The Company’s real estate and equipment leases have remaining lease terms ranging from less than one year to 77 years, with some including options to extend up to 15 years. The Company recognizes a lease liability and corresponding right-of-use (ROU) asset based on the present value of lease payments. To determine the present value of lease payments, as most of its leases do not provide a readily determinable implicit rate, the Company’s incremental borrowing rate is used to discount the lease payments based on information available at lease commencement date. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when estimating its incremental borrowing rate.

The components of operating lease costs were as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
(in millions)	2022	2021	February 28, 2022	February 28, 2021
Operating lease expense	$2.5	$3.6	$5.2	$7.5
Short-term lease expense	1.4	1.3	$2.7	$2.6
Total	$3.9	$4.9	$7.9	$10.1

Aggregate minimum future amounts payable under operating leases having initial or remaining non-cancelable terms at February 28, 2022 will mature as follows:

(in millions)
Remaining six months of 2022	$5.1
2023	10.0
2024	8.8
2025	6.1
2026	4.9
Thereafter	12.8
Total lease payments	$47.7
Less: Imputed interest	(5.0)
Total lease obligations	$42.7

The table below presents additional information related to the Company’s leases:

Weighted average remaining lease term:
Operating leases	12.4 Years

Weighted average discount rate:
Operating leases	2.9%

Supplemental cash flow information related to leases were as follows:

(in millions)	Three months ended February 28, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5.5
ROU assets obtained in exchange for new operating lease liabilities	$5.4
ROU assets disposed of for lease terminations	$-

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

Separate from the process described above, which focused on the type of remediation to be performed at the Portland Harbor Site and the schedule for such remediation, 83 parties, including the State of Oregon and the federal government, entered into a non-judicial mediation process to try to allocate costs associated with remediation of the Portland Harbor Site. Approximately 110 additional parties signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc. et al, U.S. District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has been stayed by the court until January 14, 2025.

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

On January 30, 2017 the Confederated Tribes and Bands of Yakama Nation sued 33 parties including the Company as well as the U.S. and the State of Oregon for costs it incurred in assessing alleged natural resource damages to the Columbia River from contaminants deposited in Portland Harbor. Confederated Tribes and Bands of the Yakama Nation v. Air Liquide America Corp., et al., U.S. Court for the District of Oregon Case No. 3i17-CV-00164-SB. The complaint does not specify the amount of damages the plaintiff will seek. The case has been stayed until January 14, 2025.

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

As of February 28, 2022, the Company had outstanding letters of credit aggregating to $6.5 million associated with performance guarantees, facility leases and workers compensation insurance.

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

Assets and liabilities measured at fair value on a recurring basis as of February 28, 2022 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$0.7	$—	$0.7	$—
Nonqualified savings plan investments	46.9	46.9	—	—
Cash equivalents	109.0	109.0	—	—
	$156.6	$155.9	$0.7	$—
Liabilities:
Derivative financial instruments	$10.1	$—	$10.1	$—

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2021 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$0.1	$—	$0.1	$—
Nonqualified savings plan investments	47.7	47.7	—	—
Cash equivalents	228.9	228.9	—	—
	$276.7	$276.6	$0.1	$—
Liabilities:
Derivative financial instruments	$10.5	$—	$10.5	$—

(1)
Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 12 - Derivative Instruments for further discussion.

Note 17 – Related Party Transactions

The Company has a 41.9% interest in Axis, LLC (Axis), a joint venture. The Company purchased $3.3 million and $6.1 million for the three and six months ended February 28, 2022, respectively and $2.2 million and $6.0 million for the three and six months ended February 28, 2021, respectively of railcar components from Axis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in three reportable segments: Manufacturing; Maintenance Services; and Leasing & Management Services. Our segments are operationally integrated. The Manufacturing segment, which currently operates from facilities in the U.S., Mexico, Poland, Romania and Turkey, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Maintenance Services segment performs wheel and axle servicing, railcar maintenance and produces a variety of parts for the rail industry in North America. The Leasing & Management Services segment, which includes GBX Leasing, owns approximately 11,000 railcars as of February 28, 2022. We also provide management services for approximately 431,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America as of February 28, 2022. Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil.

In the first quarter of 2022, we renamed two of our reportable segments to more prominently display the nature of the customer solutions it provides and markets in which it operates. The new names of our reportable segments are Manufacturing (unchanged), Maintenance Services (previously Wheels, Repair & Parts), and Leasing & Management Services (previously Leasing & Services). The name changes have no impact on our organization’s reporting structure nor on financial information previously reported. Separately, effective September 1, 2021, we changed our measurement basis for allocating syndication revenue between the Manufacturing and Leasing & Management Services reportable segments. This change in measurement reflects the information currently used by management to assess our operating performance in accordance with our refined leasing strategy and has no impact to our total consolidated revenue. Segment results for the prior periods have been recast to conform to the current period presentation.

We identify three general trends impacting our business at present, all of which we believe are reflected in our results for the six months ended February 28, 2022. First, we believe the North American freight rail equipment market is beginning to emerge from the cyclical decrease in economic activity which began prior to the emergence of COVID-19. Second, we believe global economic activity continues to recover from the historic sharp dramatic decrease resulting from the COVID-19 pandemic. Third, secular inflation, sectoral price volatility, supply chain disruptions and geopolitical disquiet, demand concerted management focus for successful execution across the business. While we believe the current market and broader economic environment most likely will present many positive opportunities for our business, as we navigate the recovery, we face a number of challenges which include:

•
An increase in the price and the shortage of certain materials and components;
•
Shipping and transportation delays;
•
Shortages of skilled labor;
•
Risk of inflation, currency volatility and increases in interest rates.

In February 2022, the Russian Federation commenced a military invasion of Ukraine. As a result of this action, various nations have instituted economic sanctions against the Russian Federation. The short and long-term implications of Russia’s invasion of Ukraine and related sanctions are difficult to predict at this time but may have an adverse effect on the global economic markets generally and could exacerbate the existing challenges noted above.

As described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2021 and our subsequent Quarterly Report on Form 10-Q, the items described above may have a material negative impact on our business, liquidity, results of operations and stock price. Beyond these general observations, we are unable to predict when, how, or with what magnitude these items will impact our business.

We believe we have the management expertise and are well-positioned to navigate the immediate challenges of increasing production rates safely amidst emerging COVID variants and geopolitical disquiet, while managing labor and supply chain continuity. Despite the challenging operating environment, we achieved the following accomplishments during the first half of 2022 as we navigate the recovery phase:

•
Revenue increased by $534.9 million and 76.6% compared to the same period last year driven by an 84.1% increase in railcar deliveries.
•
Obtained new railcar orders of 14,800 units valued at approximately $1.6 billion during the six months ended February 28, 2022.
•
Increased our backlog to an estimated value of $3.6 billion as of February 28, 2022, which is our highest backlog value in approximately 6 years.
•
In February 2022, we completed our first offering of railcar asset-backed securities and long-term financing for GBX Leasing.
•
In October 2021, we acquired more than 3,600 railcars, a portion of which is held in GBX Leasing. The railcar acquisition advances our strategy to increase the scale of our lease fleet assets.
•
Increased our global headcount by approximately 20% during a challenging labor market to support higher levels of business activity.

Our backlog remains strong with railcar deliveries into 2024 and marine deliveries into 2023. Our railcar backlog was 32,100 units with an estimated value of $3.6 billion as of February 28, 2022. Backlog units for lease may be syndicated to third parties or held in our lease fleet depending on a variety of factors. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix and pricing will be determined in the future, which may impact backlog. Approximately 5% of backlog units and 4% of estimated backlog value as of February 28, 2022 was associated with our Brazilian manufacturing operations which is accounted for under the equity method. Marine backlog as of February 28, 2022 was $48 million.

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

Three Months Ended February 28, 2022 Compared to the Three Months Ended February 28, 2021

Overview

Revenue, Cost of revenue, Margin and Earnings (loss) from operations (operating profit or loss) presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three Months Ended February 28,
(in millions, except per share amounts)	2022	2021
Revenue:
Manufacturing	$555.7	$201.5
Maintenance Services	86.6	71.6
Leasing & Management Services	40.5	22.5
	682.8	295.6
Cost of revenue:
Manufacturing	535.0	201.8
Maintenance Services	81.7	66.7
Leasing & Management Services	11.3	9.5
	628.0	278.0
Margin:
Manufacturing	20.7	(0.3)
Maintenance Services	4.9	4.9
Leasing & Management Services	29.2	13.0
	54.8	17.6
Selling and administrative	54.7	43.4
Net gain on disposition of equipment	(25.1)	(0.1)
Earnings (loss) from operations	25.2	(25.7)
Interest and foreign exchange	11.8	9.6
Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	13.4	(35.3)
Income tax (expense) benefit	(3.2)	21.8
Earnings (loss) before earnings (loss) from unconsolidated affiliates	10.2	(13.5)
Earnings (loss) from unconsolidated affiliates	1.0	(0.4)
Net earnings (loss)	11.2	(13.9)
Net loss attributable to noncontrolling interest	1.6	4.8
Net earnings (loss) attributable to Greenbrier	$12.8	$(9.1)
Diluted earnings (loss) per common share	$0.38	$(0.28)

Performance for our segments is evaluated based on operating profit or loss. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax (expense) benefit for either external or internal reporting purposes.

	Three Months Ended February 28,
(in millions)	2022	2021
Operating profit (loss):
Manufacturing	$1.8	$(17.8)
Maintenance Services	2.9	2.4
Leasing & Management Services	47.6	7.0
Corporate	(27.1)	(17.3)
	$25.2	$(25.7)

Consolidated Results

	Three Months Ended February 28,		Increase	%
(in millions)	2022	2021	(Decrease)	Change
Revenue	$682.8	$295.6	$387.2	131.0%
Cost of revenue	$628.0	$278.0	$350.0	125.9%
Margin (%)	8.0%	6.0%	2.0%	*
Net earnings (loss) attributable to Greenbrier	$12.8	$(9.1)	$21.9	(240.7%)

* Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 131.0% increase in revenue for the three months ended February 28, 2022 as compared to the three months ended February 28, 2021 was primarily due to a 175.8% increase in Manufacturing revenue. The increase in Manufacturing revenue was primarily attributed to a 158.8% increase in railcar deliveries.

The 125.9% increase in cost of revenue for the three months ended February 28, 2022 as compared to the three months ended February 28, 2021 was primarily due to a 165.1% increase in Manufacturing cost of revenue. The increase in Manufacturing cost of revenue was primarily attributed to a 158.8% increase in railcar deliveries and higher steel and other input costs during the three months ended February 28, 2022.

Margin as a percentage of revenue was 8.0% and 6.0% for the three months ended February 28, 2022 and 2021, respectively. The overall margin as a percentage of revenue was positively impacted by an increase in Manufacturing margin from (0.1%) to 3.7%. The increase in Manufacturing margin percentage for the three months ended February 28, 2022 was primarily attributed to operating at higher volumes. The overall margin as a percentage of revenue was also positively impacted by an increase in Leasing & Management Service margin from 57.8% to 72.1%. The increase in Leasing & Management Service margin percentage for the three months ended February 28, 2022 was primarily attributed to higher syndication activity.

The $21.9 million increase in net earnings attributable to Greenbrier for the three months ended February 28, 2022 as compared to the three months ended February 28, 2021 was primarily due to the following:

•
An increase in Margin primarily due to higher railcar deliveries and syndication revenue for the three months ended February 28, 2022.
•
An increase in Net gain on disposition of equipment for the three months ended February 28, 2022.

These were partially offset by:

•
A tax benefit for the three months ended February 28, 2021 primarily related to accelerated depreciation and the impact of the CARES Act which allowed us to carry back tax losses to years when tax rates were higher, resulting in a tax benefit.
•
An increase in Selling and administrative expense for the three months ended February 28, 2022 was primarily attributed to an increase in employee related costs due to higher incentive compensation expense associated with current year financial performance. The increase was also due to higher costs for legal, consulting and travel associated with increased business activity.

Manufacturing Segment

	Three Months Ended February 28,		Increase	%
(In millions, except railcar deliveries)	2022	2021	(Decrease)	Change
Revenue	$555.7	$201.5	$354.2	175.8%
Cost of revenue	$535.0	$201.8	$333.2	165.1%
Margin (%)	3.7%	(0.1%)	3.8%	*
Operating profit (loss) ($)	$1.8	$(17.8)	$19.6	110.1%
Operating profit (loss) (%)	0.3%	(8.8%)	9.1%	*
Deliveries	4,400	1,700	2,700	158.8%

* Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of freight railcars and from the conversion of existing or in-service railcars through our facilities in North America and Europe. We also manufacture a broad range of ocean-going and river barges for transporting merchandise between ports within the United States.

Manufacturing revenue increased $354.2 million or 175.8% for the three months ended February 28, 2022 compared to the three months ended February 28, 2021. The increase in revenue was primarily attributed to a 158.8% increase in railcar deliveries. The increase was also due to the additional revenue associated with an increase in steel and other input costs during the three months ended February 28, 2022, as many of our customer contracts include price escalation provisions when certain of our manufacturing costs increase.

Manufacturing cost of revenue increased $333.2 million or 165.1% for the three months ended February 28, 2022 compared to the three months ended February 28, 2021. The increase in cost of revenue was primarily attributed to a 158.8% increase in the volume of railcar deliveries and higher steel and other input costs during the three months ended February 28, 2022.

Manufacturing margin as a percentage of revenue increased 3.8% for the three months ended February 28, 2022 compared to the three months ended February 28, 2021. The increase in margin percentage for the three months ended February 28, 2022 was primarily attributed to operating at higher volumes. This was partially offset by higher steel and other input costs and an increase in warranty expense during the three months ended February 28, 2022. In addition, many of our customer contracts include price escalation provisions. When certain of our manufacturing costs increase, we are able to increase the sales price to our customers. While this has no impact to our margin dollars, the increase in revenue and cost of sales has a negative impact to our margin as a percentage of revenue.

Manufacturing operating profit increased $19.6 million for the three months ended February 28, 2022 compared to the three months ended February 28, 2021. The increase in operating profit was primarily attributed to an increase in railcar deliveries.

Maintenance Services Segment

	Three Months Ended February 28,		Increase	%
(in millions)	2022	2021	(Decrease)	Change
Revenue	$86.6	$71.6	$15.0	20.9%
Cost of revenue	$81.7	$66.7	$15.0	22.5%
Margin (%)	5.7%	6.8%	(1.1%)	*
Operating profit ($)	$2.9	$2.4	$0.5	20.8%
Operating profit (%)	3.3%	3.4%	(0.1%)	*

* Not meaningful

Our Maintenance Services segment primarily generates revenue from railcar component manufacturing and servicing and from providing railcar maintenance services.

Maintenance Services revenue increased $15.0 million or 20.9% for the three months ended February 28, 2022 compared to the three months ended February 28, 2021. The increase was primarily attributed to higher volumes due to increased demand. The increase was also due to higher revenues associated with an increase in scrap metal pricing and volume as we scrap wheels and other components.

Maintenance Services cost of revenue increased $15.0 million or 22.5% for the three months ended February 28, 2022 compared to the three months ended February 28, 2021. The increase was primarily due to higher costs associated with an increase in volumes and an increase in material and labor costs.

Maintenance Services margin as a percentage of revenue decreased 1.1% for the three months ended February 28, 2022 compared to the three months ended February 28, 2021. The decrease in margin percentage was primarily attributed to higher material and labor costs during the three months ended February 28, 2022. This was partially offset by an increase in scrap metal pricing.

Maintenance Services operating profit increased $0.5 million or 20.8% for the three months ended February 28, 2022 compared to the three months ended February 28, 2021. The increase in operating profit was primarily attributed to an increase in volumes and scrap metal pricing. This was partially offset by higher material and labor costs during the three months ended February 28, 2022.

Leasing & Management Services Segment

	Three Months Ended February 28,		Increase	%
(in millions)	2022	2021	(Decrease)	Change
Revenue	$40.5	$22.5	$18.0	80.0%
Cost of revenue	$11.3	$9.5	$1.8	18.9%
Margin (%)	72.1%	57.8%	14.3%	*
Operating profit ($)	$47.6	$7.0	$40.6	580.0%
Operating profit (%)	117.5%	31.1%	86.4%	*

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

Leasing & Management Services revenue increased $18.0 million or 80.0% for the three months ended February 28, 2022 compared to the three months ended February 28, 2021. The increase was primarily attributed to higher syndication revenue from an increase in the volume of new railcar sales with leases attached and higher leasing revenue primarily from the addition of GBX Leasing's fleet.

Leasing & Management Services cost of revenue increased $1.8 million or 18.9% for the three months ended February 28, 2022 compared to the three months ended February 28, 2021. The increase was primarily due to higher costs from the addition of GBX Leasing's fleet.

Leasing & Management Services margin as a percentage of revenue increased 14.3% for the three months ended February 28, 2022 compared to the three months ended February 28, 2021. The increase in margin percentage was primarily attributed to higher syndication activity.

Leasing & Management Services operating profit increased $40.6 million for the three months ended February 28, 2022 compared to the three months ended February 28, 2021. The increase was primarily attributed to a higher net gain on disposition of equipment and higher syndication activity.

Selling and Administrative Expense

	Three Months Ended February 28,		Increase	%
(in millions)	2022	2021	(Decrease)	Change
Selling and administrative expense	$54.7	$43.4	$11.3	26.0%

Selling and administrative expense was $54.7 million or 8.0% of revenue for the three months ended February 28, 2022 compared to $43.4 million or 14.7% of revenue for the prior comparable period. The $11.3 million increase was primarily attributed to an increase in employee related costs due to higher incentive compensation expense associated with current year financial performance. The increase was also due to higher costs for legal, consulting and travel associated with increased business activity.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment primarily includes the sale of assets from our lease fleet (Equipment on operating leases, net) and disposition of property, plant and equipment. Assets are periodically sold in the normal course of business in order to accommodate customer demand and to manage risk and liquidity.

Net gain on disposition of equipment was $25.1 million and $0.1 million for the three months ended February 28, 2022 and 2021, respectively. The increase in Net gain on disposition of equipment was primarily attributed to sales of assets from our lease fleet during the three months ended February 28, 2022.

Other Costs

Interest and foreign exchange expense was composed of the following:

	Three Months Ended February 28,		Increase
(in millions)	2022	2021	(Decrease)
Interest and foreign exchange:
Interest and other expense	$12.0	$9.9	$2.1
Foreign exchange gain	(0.2)	(0.3)	0.1
	$11.8	$9.6	$2.2

The $2.2 million increase in interest and foreign exchange expense for the three months ended February 28, 2022 compared to the three months ended February 28, 2021 was primarily attributed to an increase in interest expense from higher levels of borrowings.

Income Tax

For the three months ended February 28, 2022, we had income tax expense of $3.2 million on pre-tax income of $13.4 million for an effective tax rate of 24%. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. Tax expense for the three months ended February 28, 2022 included net favorable discrete items.

For the three months ended February 28, 2021, we had an income tax benefit of $21.8 million on a pre-tax loss of $35.3 million. The tax benefit for the three months ended February 28, 2021 primarily related to accelerated depreciation and the impact of the CARES Act which allowed us to carry back tax losses to years when tax rates were higher, resulting in a tax benefit.

The effective tax rate can fluctuate year-to-year due to changes in the mix of foreign and domestic pre-tax earnings. It can also fluctuate with changes in the proportion of pre-tax earnings attributable to our Mexican railcar manufacturing joint venture. The joint venture is treated as a partnership for tax purposes and, as a result, the partnership’s entire pre-tax earnings are included in Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates, whereas only our 50% share of the tax is included in Income tax (expense) benefit.

Earnings (Loss) From Unconsolidated Affiliates

Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil. We record the results from these unconsolidated affiliates on an after-tax basis.

Earnings from unconsolidated affiliates was $1.0 million for the three months ended February 28, 2022 compared to loss from unconsolidated affiliates of $0.4 million for the three months ended February 28, 2021. The increase was primarily related to higher sales volumes in our Brazil operations.

Noncontrolling Interest

Net loss attributable to noncontrolling interest was $1.6 million for the three months ended February 28, 2022 compared to $4.8 million for the three months ended February 28, 2021. Net loss attributable to noncontrolling interest primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

Six Months Ended February 28, 2022 Compared to the Six Months Ended February 28, 2021

Overview

Revenue, Cost of revenue, Margin and Earnings (loss) from operations (operating profit or loss) presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Six Months Ended February 28,
(in millions, except per share amounts)	2022	2021
Revenue:
Manufacturing	$1,008.2	$506.0
Maintenance Services	159.0	137.2
Leasing & Management Services	66.3	55.4
	1,233.5	698.6
Cost of revenue:
Manufacturing	956.6	482.7
Maintenance Services	152.9	129.7
Leasing & Management Services	21.6	27.9
	1,131.1	640.3
Margin:
Manufacturing	51.6	23.3
Maintenance Services	6.1	7.5
Leasing & Management Services	44.7	27.5
	102.4	58.3
Selling and administrative	99.0	87.1
Net gain on disposition of equipment	(33.6)	(1.0)
Earnings (loss) from operations	37.0	(27.8)
Interest and foreign exchange	24.4	20.7
Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates	12.6	(48.5)
Income tax (expense) benefit	(1.8)	29.1
Earnings (loss) before earnings (loss) from unconsolidated affiliates	10.8	(19.4)
Earnings (loss) from unconsolidated affiliates	6.0	(1.2)
Net earnings (loss)	16.8	(20.6)
Net loss attributable to noncontrolling interest	6.8	1.5
Net earnings (loss) attributable to Greenbrier	$23.6	$(19.1)
Diluted earnings (loss) per common share	$0.70	$(0.58)

Performance for our segments is evaluated based on operating profit or loss. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax (expense) benefit for either external or internal reporting purposes.

	Six Months Ended February 28,
(in millions)	2022	2021
Operating profit (loss):
Manufacturing	$14.1	$(12.3)
Maintenance Services	1.8	2.2
Leasing & Management Services	64.8	17.1
Corporate	(43.7)	(34.8)
	$37.0	$(27.8)

Consolidated Results

	Six Months Ended February 28,		Increase	%
(in millions)	2022	2021	(Decrease)	Change
Revenue	$1,233.5	$698.6	$534.9	76.6%
Cost of revenue	$1,131.1	$640.3	$490.8	76.7%
Margin (%)	8.3%	8.3%	(0.0%)	*
Net earnings (loss) attributable to Greenbrier	$23.6	$(19.1)	$42.7	223.6%

* Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 76.6% increase in revenue for the six months ended February 28, 2022 as compared to the six months ended February 28, 2021 was primarily due to a 99.2% increase in Manufacturing revenue. The increase in Manufacturing revenue was primarily attributed to an 84.1% increase in railcar deliveries.

The 76.7% increase in cost of revenue for the six months ended February 28, 2022 as compared to the six months ended February 28, 2021 was primarily due to a 98.2% increase in Manufacturing cost of revenue. The increase in Manufacturing cost of revenue was primarily attributed to an 84.1% increase in railcar deliveries and higher steel and other input costs during the six months ended February 28, 2022.

Margin as a percentage of revenue was 8.3% for both the six months ended February 28, 2022 and 2021. The overall margin as a percentage of revenue was positively impacted by an increase in Manufacturing margin from 4.6% to 5.1% primarily attributed to operating at higher volumes during the six months ended February 28, 2022. The overall margin as a percentage of revenue was also positively impacted by an increase in Leasing & Management Services margin percentage from 49.6% to 67.4% primarily attributed to higher syndication activity during the six months ended February 28, 2022. The overall margin as a percentage of revenue was negatively impacted by a decrease in Maintenance Services margin percentage from 5.5% to 3.8% primarily attributed to higher material and labor costs during the six months ended February 28, 2022.

The $42.7 million increase in net earnings attributable to Greenbrier for the six months ended February 28, 2022 as compared to the six months ended February 28, 2021 was primarily due to the following:

•
An increase in Margin primarily due to higher railcar deliveries and syndication revenue for the six months ended February 28, 2022.
•
An increase in Net gain on disposition of equipment for the six months ended February 28, 2022.

These were partially offset by:

•
A tax benefit for the six months ended February 28, 2021 primarily related to accelerated depreciation and the impact of the CARES Act which allowed us to carry back tax losses to years when tax rates were higher, resulting in a tax benefit.
•
An increase in Selling and administrative expense for the six months ended February 28, 2022 was primarily attributed to higher costs for legal, consulting and travel associated with increased business activity. The increase was also attributed to higher employee related costs due to an increase in incentive compensation expense associated with current year financial performance.

Manufacturing Segment

	Six Months Ended February 28,		Increase	%
(In millions, except railcar deliveries)	2022	2021	(Decrease)	Change
Revenue	$1,008.2	$506.0	$502.2	99.2%
Cost of revenue	$956.6	$482.7	$473.9	98.2%
Margin (%)	5.1%	4.6%	0.5%	*
Operating profit (loss) ($)	$14.1	$(12.3)	$26.4	214.6%
Operating profit (loss) (%)	1.4%	(2.4%)	3.8%	*
Deliveries	8,100	4,400	3,700	84.1%

* Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of freight railcars and from the conversion of existing or in-service railcars through our facilities in North America and Europe. We also manufacture a broad range of ocean-going and river barges for transporting merchandise between ports within the United States.

Manufacturing revenue increased $502.2 million or 99.2% for the six months ended February 28, 2022 compared to the six months ended February 28, 2021. The increase in revenue was primarily attributed to an 84.1% increase in railcar deliveries. The increase was also due to the additional revenue associated with an increase in steel and other input costs during the six months ended February 28, 2022, as many of our customer contracts include price escalation provisions when certain of our manufacturing costs increase.

Manufacturing cost of revenue increased $473.9 million or 98.2% for the six months ended February 28, 2022 compared to the six months ended February 28, 2021. The increase in cost of revenue was primarily attributed to an 84.1% increase in the volume of railcar deliveries and higher steel and other input costs during the six months ended February 28, 2022.

Manufacturing margin as a percentage of revenue increased 0.5% for the six months ended February 28, 2022 compared to the six months ended February 28, 2021. The increase in margin percentage for the six months ended February 28, 2022 was primarily attributed to operating at higher volumes. This was partially offset by higher steel and other input costs during the six months ended February 28, 2022. In addition, many of our customer contracts include price escalation provisions. When certain of our manufacturing costs increase, we are able to increase the sales price to our customers. While this has no impact to our margin dollars, the increase in revenue and cost of sales has a negative impact to our margin as a percentage of revenue.

Manufacturing operating profit increased $26.4 million for the six months ended February 28, 2022 compared to the six months ended February 28, 2021. The increase in operating profit was primarily attributed to an increase in railcar deliveries.

Maintenance Services Segment

	Six Months Ended February 28,		Increase	%
(in millions)	2022	2021	(Decrease)	Change
Revenue	$159.0	$137.2	$21.8	15.9%
Cost of revenue	$152.9	$129.7	$23.2	17.9%
Margin (%)	3.8%	5.5%	(1.7%)	*
Operating profit ($)	$1.8	$2.2	$(0.4)	(18.2%)
Operating profit (%)	1.1%	1.6%	(0.5%)	*

* Not meaningful

Our Maintenance Services segment primarily generates revenue from railcar component manufacturing and servicing and from providing railcar maintenance services.

Maintenance Services revenue increased $21.8 million or 15.9% for the six months ended February 28, 2022 compared to the six months ended February 28, 2021. The increase was primarily attributed to higher volumes due to increased demand and an increase in scrap metal pricing and volume as we scrap wheels and other components.

Maintenance Services cost of revenue increased $23.2 million or 17.9% for the six months ended February 28, 2022 compared to the six months ended February 28, 2021. The increase was primarily due to higher costs associated with an increase in volumes and an increase in material and labor costs.

Maintenance Services margin as a percentage of revenue decreased 1.7% for the six months ended February 28, 2022 compared to the six months ended February 28, 2021. The decrease in margin percentage was primarily attributed to higher material and labor costs during the six months ended February 28, 2022. This was partially offset by an increase in scrap metal pricing.

Maintenance Services operating profit decreased $0.4 million or 18.2% for the six months ended February 28, 2022 compared to the six months ended February 28, 2021. The decrease in operating profit was primarily attributed to higher material and labor costs during the six months ended February 28, 2022. This was partially offset by higher volumes and an increase in scrap metal pricing.

Leasing & Management Services Segment

	Six Months Ended February 28,		Increase	%
(in millions)	2022	2021	(Decrease)	Change
Revenue	$66.3	$55.4	$10.9	19.7%
Cost of revenue	$21.6	$27.9	$(6.3)	(22.6%)
Margin (%)	67.4%	49.6%	17.8%	*
Operating profit ($)	$64.8	$17.1	$47.7	278.9%
Operating profit (%)	97.7%	30.9%	66.8%	*

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

Leasing & Management Services revenue increased $10.9 million or 19.7% for the six months ended February 28, 2022 compared to the six months ended February 28, 2021. The increase was primarily attributed to higher syndication revenue from an increase in the volume of new railcar sales with leases attached and higher leasing revenue primarily from the addition of GBX Leasing's fleet. These were partially offset by a decrease in the sale of railcars which we had purchased from third parties with the intent to resell.

Leasing & Management Services cost of revenue decreased $6.3 million or 22.6% for the six months ended February 28, 2022 compared to the six months ended February 28, 2021. The decrease was primarily due to lower volumes of railcars sold that we purchased from third parties. This was partially offset by an increase in costs from the addition of GBX Leasing's fleet.

Leasing & Management Services margin as a percentage of revenue increased 17.8% for the six months ended February 28, 2022 compared to the six months ended February 28, 2021. The increase in margin percentage was primarily attributed to higher syndication activity. In addition, the margin percentage for the six months ended February 28, 2021 was negatively impacted by higher sales of railcars that we purchased from third parties which have lower margin percentages.

Leasing & Management Services operating profit increased $47.7 million or 278.9% for the six months ended February 28, 2022 compared to the six months ended February 28, 2021. The increase was primarily attributed to a higher net gain on disposition of equipment and higher syndication activity.

Selling and Administrative Expense

	Six Months Ended February 28,		Increase	%
(in millions)	2022	2021	(Decrease)	Change
Selling and administrative expense	$99.0	$87.1	$11.9	13.7%

Selling and administrative expense was $99.0 million or 8.0% of revenue for the six months ended February 28, 2022 compared to $87.1 million or 12.5% of revenue for the prior comparable period. The $11.9 million increase was primarily attributed to higher costs for legal, consulting and travel associated with increased business activity. The increase was also attributed to higher employee related costs due to an increase in incentive compensation expense associated with current year financial performance.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment primarily includes the sale of assets from our lease fleet (Equipment on operating leases, net) and disposition of property, plant and equipment. Assets are periodically sold in the normal course of business in order to accommodate customer demand and to manage risk and liquidity.

Net gain on disposition of equipment was $33.6 million and $1.0 million for the six months ended February 28, 2022 and 2021, respectively. The increase in Net gain on disposition of equipment was primarily attributed to sales of assets from our lease fleet during the six months ended February 28, 2022.

Other Costs

Interest and foreign exchange expense was composed of the following:

	Six Months Ended February 28,		Increase
(in millions)	2022	2021	(Decrease)
Interest and foreign exchange:
Interest and other expense	$23.3	$20.4	$2.9
Foreign exchange loss	1.1	0.3	0.8
	$24.4	$20.7	$3.7

The $3.7 million Increase in interest and foreign exchange expense for the six months ended February 28, 2022 compared to the six months ended February 28, 2021 was primarily attributed to an increase in interest expense from higher levels of borrowings.

Income Tax

For the six months ended February 28, 2022, we had income tax expense of $1.8 million on pre-tax income of $12.6 million for an effective tax rate of 14%. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. Tax expense for the six months ended February 28, 2022 included net favorable discrete items including amendments to prior year tax returns.

For the six months ended February 28, 2021, we had an income tax benefit of $29.1 million on a pre-tax loss of $48.5 million. The tax benefit for the six months ended February 28, 2021 primarily related to accelerated depreciation and the impact of the CARES Act which allowed us to carry back tax losses to years when tax rates were higher, resulting in a tax benefit.

The effective tax rate can fluctuate year-to-year due to changes in the mix of foreign and domestic pre-tax earnings. It can also fluctuate with changes in the proportion of pre-tax earnings attributable to our Mexican railcar manufacturing joint venture. The joint venture is treated as a partnership for tax purposes and, as a result, the partnership’s entire pre-tax earnings are included in Earnings (loss) before income taxes and earnings (loss) from unconsolidated affiliates, whereas only our 50% share of the tax is included in Income tax (expense) benefit.

Earnings (Loss) From Unconsolidated Affiliates

Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil. We record the results from these unconsolidated affiliates on an after-tax basis.

Earnings from unconsolidated affiliates was $6.0 million for the six months ended February 28, 2022 compared to loss from unconsolidated affiliates of $1.2 million for the six months ended February 28, 2021. The increase was primarily related to higher sales volumes in our Brazil operations.

Noncontrolling Interest

Net loss attributable to noncontrolling interest was $6.8 million for the six months ended February 28, 2022 compared to $1.5 million for the six months ended February 28, 2021. Net loss attributable to noncontrolling interest primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

Liquidity and Capital Resources

	Six Months Ended February 28,
(in millions)	2022	2021
Net cash used in operating activities	$(220.3)	$(94.8)
Net cash used in investing activities	(52.4)	(34.0)
Net cash provided by (used in) financing activities	204.8	(114.6)
Effect of exchange rate changes	(1.0)	3.4
Decrease in cash and cash equivalents and restricted cash	$(68.9)	$(240.0)

We have been financed through cash generated from operations and borrowings. At February 28, 2022 cash and cash equivalents and restricted cash were $602.5 million, a decrease of $68.9 million from $671.4 million at August 31, 2021.

Cash Flows From Operating Activities

The change in cash used in operating activities for the six months ended February 28, 2022 compared to the six months ended February 28, 2021 was primarily due to a net increase in working capital associated with increased production rates and from higher steel and other input costs.

Cash Flows From Investing Activities

Cash used in investing activities primarily related to capital expenditures net of proceeds from the sale of assets and investment activity with our unconsolidated affiliates. The change in cash used in investing activities for the six months ended February 28, 2022 compared to the six months ended February 28, 2021 was primarily attributable to an increase in capital expenditures partially offset by an increase in proceeds from the sale of assets compared to the prior year. The increase in capital expenditures during the six months ended February 28, 2022 primarily related to additions to our lease fleet as part of our leasing strategy.

	Six Months Ended February 28,
(in millions)	2022	2021
Capital expenditures:
Leasing & Management Services	$183.6	$35.8
Manufacturing	12.2	10.1
Maintenance Services	2.2	4.5
Total capital expenditures (gross)	$198.0	$50.4
Proceeds from sales of assets	(148.6)	(11.3)
Total capital expenditures (net of proceeds)	$49.4	$39.1

Capital expenditures primarily relate to additions to our lease fleet and on-going investments into the safety and productivity of our facilities. Proceeds from the sale of assets primarily relate to sales of railcars from our lease fleet within Leasing & Management Services. Assets from our lease fleet are periodically sold in the normal course of business to accommodate customer demand and to manage risk and liquidity. Proceeds from sales of assets are expected to be approximately $150 million for 2022.

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

Cash Flows From Financing Activities

The change in cash provided by (used in) financing activities for the six months ended February 28, 2022 compared to the six months ended February 28, 2021 was primarily attributed to proceeds from debt, net of repayments. During the six months ended February 28, 2022 we issued asset backed securities of $323.3 million, and used proceeds to pay down our GBXL credit facility.

Dividend & Share Repurchase Program

A quarterly dividend of $0.27 per share was declared on March 29, 2022.

The Board of Directors has authorized our company to repurchase shares of our common stock. The share repurchase program has an expiration date of January 31, 2023. The amount remaining for repurchase was $100.0 million as of February 28, 2022. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time to time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The program may be modified, suspended or discontinued at any time without prior notice. The share repurchase program does not obligate us to acquire any specific number of shares in any period. There were no shares repurchased under the share repurchase program during the six months ended February 28, 2022 and 2021.

Cash, Borrowing Availability and Credit Facilities

As of February 28, 2022, we had $586.8 million in Cash and cash equivalents and $216.8 million in available borrowings. Our significant cash balance is part of our strategy to maintain strong liquidity to respond to current uncertainties.

Senior secured credit facilities, consisting of four components, aggregated to $1.1 billion as of February 28, 2022. We had an aggregate of $216.8 million available to draw down under committed credit facilities as of February 28, 2022. This amount consists of $154.7 million available on the North American credit facility, $17.1 million on the European credit facilities and $45.0 million on the Mexican credit facilities.

As of February 28, 2022, a $600.0 million revolving line of credit, maturing August 2026, secured by substantially all our U.S. assets not otherwise pledged as security for term loans or the warehouse credit facility, existed to provide working capital and interim financing of equipment, principally for our U.S. and Mexican operations. Advances under this North American credit facility bear interest at LIBOR plus 1.50% or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of February 28, 2022, a $350.0 million non-recourse warehouse credit facility existed to support the operations of GBX Leasing, a joint venture in which we own approximately 95%. Advances under this facility bear interest at LIBOR plus 2.0%. The warehouse credit facility converts to a term loan in April 2023 and matures in April 2025.

As of February 28, 2022, lines of credit totaling $74.3 million secured by certain of our European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.5% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of our European manufacturing operations. The European lines of credit include $36.9 million which are guaranteed by us. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from June 2022 through October 2023.

As of February 28, 2022, our Mexican railcar manufacturing operations had four lines of credit totaling $120.0 million for working capital needs. The first line of credit provides up to $30.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.75% to 4.25%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2024. The second line of credit provides up to $35.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.70%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2023. The third line of credit provides up to $50.0 million and matures in October 2024. Advances under this facility bear interest at LIBOR plus 4.25%. The fourth line of credit provides up to $5.0 million and matures in September 2022. Advances under this facility bear interest at LIBOR plus 2.95%.

Credit facility balances:

(in millions)	February 28, 2022	August 31, 2021

North America	$160.0	$160.0
Mexico	75.0	15.0
Europe	57.2	50.2
GBX Leasing	-	147.0
Total Revolving notes	$292.2	$372.2

Outstanding commitments under the North American credit facility included letters of credit which totaled $6.5 million and $8.4 million as of February 28, 2022 and August 31, 2021, respectively.

Other Information

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into financing leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of February 28, 2022, we were in compliance with all such restrictive covenants.

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

To mitigate the exposure to changes in interest rates, we have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $314.7 million of variable rate debt to fixed rate debt. Subsequent to quarter end, we entered into an interest rate swap agreement to fix the remaining 50% floating portion of our $200.0 million senior term debt associated with our Leasing & Management Services segment.

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

As of February 28, 2022, our goodwill balance was $130.0 million of which $87.0 million related to our Manufacturing segment and $43.0 million related to our Maintenance Services segment. Our Manufacturing segment includes the North America Manufacturing reporting unit with a goodwill balance of $56.6 million and the Europe Manufacturing reporting unit with a goodwill balance of $30.4 million.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecasted foreign currency sales and expenses. At February 28, 2022 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $122.0 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact of a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At February 28, 2022, net assets of foreign subsidiaries aggregated $380.8 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $38.1 million, or 2.7% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $314.7 million of variable rate debt to fixed rate debt. Notwithstanding these interest rate swap agreements, we are still exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At February 28, 2022, 71% of our outstanding debt had fixed rates and 29% had variable rates. At February 28, 2022, a uniform 10% increase in variable interest rates would result in approximately $0.7 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 15 to Consolidated Financial Statements, Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2021 and our subsequent Quarterly Report on Form 10-Q. Except as set forth below, there have been no material changes in the Risk Factors described in our most recent Annual Report on Form 10-K and subsequent Quarterly Report on Form 10-Q.

Inflation and price volatility in the global economy could negatively impact our business and results of operations.

General inflation, including rising energy prices, interest rates and wages, currency volatility and monetary, fiscal and policy interventions by national or regional governments in reaction to such events could have negative impacts on our business by increasing our operating costs and our borrowing costs as well as decreasing the capital available for our customers to purchase our goods and services. General inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. In addition to secular inflation, prices for goods and services in our industry are unusually volatile. Although a portion of our operating costs are contractual with escalation clauses, we may need to absorb some costs. Additionally, inflation and price volatility may cause our customers to reduce or delay orders for our goods and services.

Our business may be negatively impacted as a result of armed conflict in Ukraine.

In February 2022, the Russian Federation commenced a military invasion of Ukraine. We cannot predict the impacts of the armed conflict in Ukraine, the economic sanctions imposed on Russia, and the related economic and geopolitical instability. The risks to our business that may emerge include, among others, transportation disruptions in Europe, heightened inflation, cyber disruptions or attacks, higher manufacturing and borrowing costs, disruptions in supply chains and availability of raw materials, interruptions in manufacturing operations and disruptions in credit markets. All of these factors and others could disrupt our business directly and could disrupt the business of our customers thereby reducing or delaying orders of our goods and services. Prolonged civil unrest, political instability or uncertainty, military activities, or broad-based sanctions could have an adverse effect on our operations and business outlook.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. The share repurchase program has an expiration date of January 31, 2023. The amount remaining for repurchase was $100.0 million as of February 28, 2022. There were no share repurchases during the three months ended February 28, 2022 under this program.

Item 5. Other Information

As previously announced, Lorie L. Tekorius became the Company’s President and Chief Executive Officer, effective as of March 1, 2022. On January 7, 2022, the Compensation Committee and Board of Directors approved a new annual base salary for Ms. Tekorius of $900,000 effective on March 1, 2022.

Item 6. Exhibits

(a)
List of Exhibits:

3.3	Amended and Restated Bylaws of the Registrant dated January 7, 2022.

10.37

Master Indenture dated February 9, 2022 between GBX Leasing 2022-1 LLC and U.S. Bank Trust Company, National Association as indenture trustee and U.S. Bank National Association, as securities intermediary. [Portions omitted]

10.38

Series 2022-1 Supplement dated February 9, 2022 between GBX Leasing 2022-1 LLC and U.S. Bank National Association, as Indenture Trustee (including Forms of Note attached as Exhibit A and Exhibit B thereto). [Portions omitted]

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

THE GREENBRIER COMPANIES, INC.

Date:	April 6, 2022	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President,
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)