Form 10-Q
period 2022-05-31
GREENBRIER COMPANIES INC
filed 2022-07-11
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2022

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, without par value, outstanding on July 5, 2022 was 32,587,686 shares.

FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events and include any statement that does not relate to any historical or current fact. We use words such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “future,” “intends,” “likely,” “may,” “potential,” “trend,” “seeks,” “should,” “strategy,” “will,” “would,” and similar expressions to identify forward-looking statements. Forward-looking statements are not guarantees of future performance.

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
•
general inflation, including wage inflation and a rise in energy prices;
•
monetary and other policy interventions by governments and central banks aimed at decreasing aggregate demand, including the increase of interest rates;
•
a sustained decrease in, or uncertainty about, aggregate demand;
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
•
a material delay in the movement of our products to customer delivery points; and
•
our inability to lease railcars at satisfactory rates, remarket leased railcars on favorable terms upon lease termination, or realize the expected residual values for end of life railcars due to changes in scrap prices.

The foregoing risks are described in more detail in Part I Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K and our subsequent Quarterly Reports on Form 10-Q which are incorporated herein by reference. You are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s opinions only as of the date hereof. Except as otherwise required by law, we do not assume any obligation to update any forward-looking statements. All references to years refer to the fiscal years ended August 31st unless otherwise noted.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Consolidated Balance Sheets

(In millions, except number of shares which are reflected in thousands, unaudited)

	May 31, 2022	August 31, 2021
Assets
Cash and cash equivalents	$449.7	$646.8
Restricted cash	16.1	24.6
Accounts receivable, net	464.8	306.4
Income tax receivable	129.4	112.1
Inventories	781.7	573.6
Leased railcars for syndication	142.9	51.6
Equipment on operating leases, net	676.1	609.8
Property, plant and equipment, net	642.7	670.2
Investment in unconsolidated affiliates	96.2	79.9
Intangibles and other assets, net	177.8	183.6
Goodwill	128.7	132.1
	$3,706.1	$3,390.7
Liabilities and Equity
Revolving notes	$303.3	$372.2
Accounts payable and accrued liabilities	639.0	569.8
Deferred income taxes	72.9	73.3
Deferred revenue	33.3	42.8
Notes payable, net	1,202.6	826.5

Commitments and contingencies (Note 15)

Contingently redeemable noncontrolling interest	27.8	29.7

Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 32,588 and 32,397 shares outstanding at May 31, 2022 and August 31, 2021	—	—
Additional paid-in capital	420.5	469.7
Retained earnings	886.5	881.7
Accumulated other comprehensive loss	(36.6)	(43.7)
Total equity – Greenbrier	1,270.4	1,307.7
Noncontrolling interest	156.8	168.7
Total equity	1,427.2	1,476.4
	$3,706.1	$3,390.7

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Income

(In millions, except number of shares which are reflected in thousands and per share amounts, unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Revenue
Manufacturing	$650.9	$339.7	$1,659.1	$845.7
Maintenance Services	101.5	80.9	260.5	218.1
Leasing & Management Services	41.1	29.6	107.4	85.0
	793.5	450.2	2,027.0	1,148.8
Cost of revenue
Manufacturing	611.3	292.4	1,567.9	775.1
Maintenance Services	91.1	73.7	244.0	203.4
Leasing & Management Services	14.8	8.9	36.4	36.8
	717.2	375.0	1,848.3	1,015.3
Margin	76.3	75.2	178.7	133.5
Selling and administrative expense	57.4	49.3	156.4	136.4
Net (gain) loss on disposition of equipment	(0.7)	0.2	(34.3)	(0.8)
Earnings (loss) from operations	19.6	25.7	56.6	(2.1)
Other costs
Interest and foreign exchange	14.9	10.2	39.3	30.9
Net loss on extinguishment of debt	—	4.8	—	4.8
Earnings (loss) before income tax and earnings from unconsolidated affiliates	4.7	10.7	17.3	(37.8)
Income tax (expense) benefit	(1.1)	6.9	(2.9)	36.0
Earnings (loss) before earnings from unconsolidated affiliates	3.6	17.6	14.4	(1.8)
Earnings from unconsolidated affiliates	4.0	2.4	10.0	1.3
Net earnings (loss)	7.6	20.0	24.4	(0.5)
Net (earnings) loss attributable to noncontrolling interest	(4.5)	(0.3)	2.3	1.2
Net earnings attributable to Greenbrier	$3.1	$19.7	$26.7	$0.7
Basic earnings per common share	$0.10	$0.61	$0.82	$0.02
Diluted earnings per common share	$0.09	$0.59	$0.79	$0.02
Weighted average common shares:
Basic	32,588	32,573	32,560	32,726
Diluted	33,661	33,605	33,626	33,747

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Comprehensive Income

(In millions, unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Net earnings (loss)	$7.6	$20.0	$24.4	$(0.5)

Other comprehensive income (loss)
Translation adjustment	2.2	4.8	(7.4)	9.3
Reclassification of derivative financial instruments recognized in net earnings (loss) [1]	1.5	1.4	3.8	3.9
Unrealized gain (loss) on derivative financial instruments [2]	13.1	0.7	10.7	(0.2)
Other (net of tax effect)	—	(0.2)	0.1	(0.2)
	16.8	6.7	7.2	12.8
Comprehensive income	24.4	26.7	31.6	12.3
Comprehensive (earnings) loss attributable to noncontrolling interest	(4.6)	(0.3)	2.2	1.2
Comprehensive income attributable to Greenbrier	$19.8	$26.4	$33.8	$13.5

1 Net of tax effect of ($0.7 million) and ($0.4 million) for the three months ended May 31, 2022 and 2021 and ($1.4 million) and ($1.2 million) for the nine months ended May 31, 2022 and 2021.

2 Net of tax effect of ($4.5 million) and ($0.4 million) for the three months ended May 31, 2022 and 2021 and ($4.3 million) and $0.3 million for the nine months ended May 31, 2022 and 2021.

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Equity

(In millions, except per share amounts, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2021	32.4	$469.7	$881.7	$(43.7)	$1,307.7	$168.7	$1,476.4	$29.7
Cumulative effect adjustment due to adoption of ASU 2020-06 (see Note 1)	—	(58.9)	4.9	—	(54.0)	—	(54.0)	—
Net earnings	—	—	26.7	—	26.7	(0.4)	26.3	(1.9)
Other comprehensive income, net	—	—	—	7.1	7.1	0.1	7.2	—
Noncontrolling interest adjustments	—	2.2	—	—	2.2	(1.5)	0.7	—
Joint venture partner distribution declared	—	—	—	—	—	(10.1)	(10.1)	—
Restricted stock awards (net of cancellations)	0.2	11.9	—	—	11.9	—	11.9	—
Unamortized restricted stock	—	(15.3)	—	—	(15.3)	—	(15.3)	—
Restricted stock amortization	—	10.9	—	—	10.9	—	10.9	—
Cash dividends ($0.81 per share)	—	—	(26.8)	—	(26.8)	—	(26.8)
Balance May 31, 2022	32.6	$420.5	$886.5	$(36.6)	$1,270.4	$156.8	$1,427.2	$27.8

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance February 28, 2022	32.6	$413.4	$892.5	$(53.3)	$1,252.6	$154.1	$1,406.7	$28.5
Cumulative effect adjustment due to adoption of ASU 2020-06 (see Note 1)	—	(0.1)	—	—	(0.1)	—	(0.1)	—
Net earnings	—	—	3.1	—	3.1	5.2	8.3	(0.7)
Other comprehensive income, net	—	—	—	16.7	16.7	0.1	16.8	—
Noncontrolling interest adjustments	—	2.2	—	—	2.2	(0.9)	1.3	—
Joint venture partner distribution declared	—	—	—	—	—	(1.7)	(1.7)	—
Restricted stock amortization	—	5.0	—	—	5.0	—	5.0	—
Cash dividends ($0.27 per share)	—	—	(9.1)	—	(9.1)	—	(9.1)	—
Balance May 31, 2022	32.6	$420.5	$886.5	$(36.6)	$1,270.4	$156.8	$1,427.2	$27.8

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2020	32.7	$460.4	$885.5	$(52.8)	$1,293.1	$180.0	$1,473.1	$31.1
Cumulative effect adjustment due to adoption of ASU 2016-13	—	—	(0.5)	—	(0.5)	—	(0.5)	—
Net earnings	—	—	0.7	—	0.7	(0.4)	0.3	(0.8)
Other comprehensive income, net	—	—	—	12.8	12.8	—	12.8	—
Noncontrolling interest adjustments	—	—	—	—	—	0.3	0.3	—
Joint venture partner distribution declared	—	—	—	—	—	(23.0)	(23.0)	—
Investment by joint venture partner	—	—	—	—	—	7.0	7.0	—
Restricted stock awards (net of cancellations)	0.1	15.0	—	—	15.0	—	15.0	—
Unamortized restricted stock	—	(17.9)	—	—	(17.9)	—	(17.9)	—
Restricted stock amortization	—	12.5	—	—	12.5	—	12.5	—
Repurchase of stock	(0.4)	(20.0)	—	—	(20.0)	—	(20.0)	—
2.875% Convertible senior notes, due 2028 - equity component, net of tax	—	56.3	—	—	56.3	—	56.3	—
2.875% Convertible senior notes, due 2028 issuance costs - equity component, net of tax	—	(1.8)	—	—	(1.8)	—	(1.8)	—
2.875% Convertible senior notes, due 2024 - equity component extinguishment, net of tax	—	(28.5)	—	—	(28.5)	—	(28.5)	—
2.25% Convertible senior notes, due 2024 - equity component extinguishment, net of tax	—	(8.2)	—	—	(8.2)	—	(8.2)	—
Cash dividends ($0.81 per share)	—	—	(26.7)	—	(26.7)	—	(26.7)	—
Balance May 31, 2021	32.4	$467.8	$859.0	$(40.0)	$1,286.8	$163.9	$1,450.7	$30.3

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance February 28, 2021	32.8	$467.0	$848.2	$(46.7)	$1,268.5	$175.9	$1,444.4	$30.0
Net earnings	—	—	19.7	—	19.7	—	19.7	0.3
Other comprehensive income, net	—	—	—	6.7	6.7	—	6.7	—
Noncontrolling interest adjustments	—	—	—	—	—	1.6	1.6	—
Joint venture partner distribution declared	—	—	—	—	—	(20.6)	(20.6)	—
Investment by joint venture partner	—	—	—	—	—	7.0	7.0	—
Restricted stock awards (net of cancellations)	—	(0.5)	—	—	(0.5)	—	(0.5)	—
Restricted stock amortization	—	3.5	—	—	3.5	—	3.5	—
Repurchase of stock	(0.4)	(20.0)	—	—	(20.0)	—	(20.0)	—
2.875% Convertible senior notes, due 2028 - equity component, net of tax	—	56.3	—	—	56.3	—	56.3	—
2.875% Convertible senior notes, due 2028 issuance costs - equity component, net of tax	—	(1.8)	—	—	(1.8)	—	(1.8)	—
2.875% Convertible senior notes, due 2024 - equity component extinguishment, net of tax	—	(28.5)	—	—	(28.5)	—	(28.5)	—
2.25% Convertible senior notes, due 2024 - equity component extinguishment, net of tax	—	(8.2)	—	—	(8.2)	—	(8.2)	—
Cash dividends ($0.27 per share)	—	—	(8.9)	—	(8.9)	—	(8.9)	—
Balance May 31, 2021	32.4	$467.8	$859.0	$(40.0)	$1,286.8	$163.9	$1,450.7	$30.3

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Cash Flows

(In millions, unaudited)

	Nine Months Ended May 31,
	2022	2021
Cash flows from operating activities
Net earnings (loss)	$24.4	$(0.5)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Deferred income taxes	16.9	20.2
Depreciation and amortization	75.9	75.6
Net gain on disposition of equipment	(34.3)	(0.8)
Accretion of debt discount	—	4.6
Stock based compensation expense	10.9	12.5
Net loss on extinguishment of debt	—	4.8
Noncontrolling interest adjustments	0.7	0.3
Other	3.4	1.8
Decrease (increase) in assets:
Accounts receivable, net	(160.3)	(49.2)
Income tax receivable	(17.3)	(66.0)
Inventories	(224.2)	(92.3)
Leased railcars for syndication	(77.6)	(55.5)
Other assets	(16.1)	0.9
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	77.2	18.6
Deferred revenue	(8.0)	1.2
Net cash used in operating activities	(328.4)	(123.8)
Cash flows from investing activities
Proceeds from sales of assets	155.1	12.2
Capital expenditures	(248.8)	(62.9)
Investments in and advances to / repayments from unconsolidated affiliates	(4.2)	0.7
Cash distribution from unconsolidated affiliates and other	1.8	0.7
Net cash used in investing activities	(96.1)	(49.3)
Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	(97.3)	147.6
Proceeds from revolving notes with maturities longer than 90 days	35.0	112.0
Repayments of revolving notes with maturities longer than 90 days	—	(286.0)
Proceeds from issuance of notes payable	323.3	373.8
Repayments of notes payable	(15.0)	(308.5)
Debt issuance costs	(7.2)	(14.1)
Repurchase of stock	—	(20.0)
Dividends	(26.9)	(26.9)
Investment by joint venture partner	—	7.0
Cash distribution to joint venture partner	(9.4)	(24.1)
Tax payments for net share settlement of restricted stock	(3.5)	(2.8)
Net cash provided by (used in) financing activities	199.0	(42.0)
Effect of exchange rate changes	19.9	9.9
Decrease in cash and cash equivalents and restricted cash	(205.6)	(205.2)
Cash and cash equivalents and restricted cash
Beginning of period	671.4	842.1
End of period	$465.8	$636.9
Balance sheet reconciliation
Cash and cash equivalents	$449.7	$628.2
Restricted cash	16.1	8.7
Total cash and cash equivalents and restricted cash as presented above	$465.8	$636.9
Cash paid during the period for
Interest	$33.3	$20.7
Income taxes, net	$11.1	$9.9
Non-cash activity
Transfers between Leased railcars for syndication and Inventories and Equipment on operating leases, net	$13.0	$78.1
Capital expenditures accrued in Accounts payable and accrued liabilities	$5.7	$1.9
Change in Accounts payable and accrued liabilities associated with dividends declared	$(0.1)	$0.2
Change in Accounts payable and accrued liabilities associated with cash distributions to joint venture partner	$0.6	$1.1

The accompanying notes are an integral part of these financial statements

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) as of May 31, 2022 and for the three and nine months ended May 31, 2022 and 2021 have been prepared to reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. The results of operations for the three and nine months ended May 31, 2022 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2022.

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

The following table summarizes the Issuer's net carrying amount of the assets transferred and the related debt.

(in millions)	May 31, 2022
Assets
Restricted cash	$7.0
Equipment on operating leases, net	406.4
Liabilities
Notes payable, net	$315.7

Note 3 – Revenue Recognition

Contract balances

Contract assets primarily consist of unbilled receivables related to marine vessel construction for which the respective contracts do not yet permit billing at the reporting date, and railcar maintenance and conversion inventories. Contract liabilities primarily consist of customer prepayments for manufacturing, maintenance, and other management-type services, for which the Company has not yet satisfied the related performance obligations.

The contract balances are as follows:

(in millions)	Balance sheet classification	May 31, 2022	August 31, 2021	$ change
Contract assets	Accounts receivable, net	$16.7	$5.9	$10.8
Contract assets	Inventories	$13.4	$6.7	$6.7
Contract liabilities [1]	Deferred revenue	$27.8	$36.4	$(8.6)

1 Contract liabilities balance includes deferred revenue within the scope of Revenue from Contracts with Customers (Topic 606).

For the three and nine months ended May 31, 2022, the Company recognized $1.5 million and $14.8 million, respectively, of revenue that was included in Contract liabilities as of August 31, 2021.

Performance obligations

As of May 31, 2022, the Company has entered into contracts with customers for which revenue has not yet been recognized. The following table outlines estimated revenue related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(in millions)	May 31, 2022
Revenue type:
Manufacturing – Railcar sales	$2,835.7
Manufacturing – Marine	$40.6
Manufacturing – Conversions	$227.1
Management services	$124.4
Other	$7.6

Manufacturing – Railcars intended for syndication [1]	$639.8

1 Not a performance obligation as defined in Topic 606.

Based on current production and delivery schedules and existing contracts, approximately $2.5 billion of Railcar sales are expected to be recognized in fiscal 2022 and 2023 while the remaining amount is expected to be recognized into 2024. The table above excludes estimated revenue to be recognized at the Company’s Brazilian manufacturing operations, as they are accounted for under the equity method.

Revenue amounts reflected in Railcars intended for syndication may be syndicated to third parties or held in the Company’s fleet depending on a variety of factors.

Marine revenue is expected to be recognized through 2023 as vessel construction is completed.

Conversions represent orders to modernize existing railcars and are expected to be recognized through 2023.

Management services includes management and maintenance services of which approximately 49% are expected to be performed through 2026 and the remaining amount through 2037.

Note 4 – Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in first-out method. Work-in-process includes material, labor and overhead. Finished goods includes completed wheels, parts and railcars not on lease or in transit. The following table summarizes the Company’s inventory balance:

(in millions)	May 31, 2022	August 31, 2021
Manufacturing supplies and raw materials	$561.3	$352.8
Work-in-process	149.9	167.3
Finished goods	84.2	73.4
Excess and obsolete adjustment	(13.7)	(19.9)
	$781.7	$573.6

Note 5 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(in millions)	May 31, 2022	August 31, 2021
Intangible assets subject to amortization:
Customer relationships	$87.5	$89.8
Accumulated amortization	(65.3)	(64.1)
Other intangibles	42.4	40.3
Accumulated amortization	(15.8)	(13.0)
	48.8	53.0
Intangible assets not subject to amortization	2.4	2.4
Prepaid and other assets	33.4	26.7
Operating lease ROU assets	39.4	39.8
Nonqualified savings plan investments	44.2	47.7
Debt issuance costs, net	7.8	8.6
Assets held for sale	1.8	5.4
Total Intangible and other assets, net	$177.8	$183.6

Amortization expense was $1.9 million and $7.3 million for the three and nine months ended May 31, 2022, respectively and $2.9 million and $8.5 million for the three and nine months ended May 31, 2021, respectively. Amortization expense for the years ending August 31, 2022, 2023, 2024, 2025 and 2026 is expected to be $9.2 million, $8.1 million, $7.5 million, $6.4 million and $6.1 million, respectively.

Note 6 – Revolving Notes

Senior secured credit facilities, consisting of four components, aggregated to $1.1 billion as of May 31, 2022.

As of May 31, 2022, a $600.0 million revolving line of credit, maturing August 2026, secured by substantially all the Company’s U.S. assets not otherwise pledged as security for term loans or the warehouse credit facility, existed to provide working capital and interim financing of equipment, principally for the Company’s U.S. and Mexican operations. Advances under this North American credit facility bear interest at LIBOR plus 1.50% or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of May 31, 2022, a $350.0 million non-recourse warehouse credit facility existed to support the operations of GBX Leasing, a joint venture in which the Company owns approximately 95%. Advances under this facility bear interest at LIBOR plus 2.0%. The warehouse credit facility converts to a term loan in April 2023 and matures in April 2025.

As of May 31, 2022, lines of credit totaling $73.7 million secured by certain of the Company’s European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.5% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of the Company’s European manufacturing operations. The European lines of credit include $35.4 million which are guaranteed by the Company. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from July 2022 through October 2023.

As of May 31, 2022, the Company’s Mexican railcar manufacturing operations had four lines of credit totaling $120.0 million for working capital needs. The first line of credit provides up to $30.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.75% to 4.25%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2024. The second line of credit provides up to $35.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.70%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2023. The third line of credit provides up to $50.0 million and matures in October 2024. Advances under this facility bear interest at LIBOR plus 4.25%. The fourth line of credit provides up to $5.0 million and matures in September 2022. Advances under this facility bear interest at LIBOR plus 2.95%.

Credit facility balances:

(in millions)	May 31, 2022	August 31, 2021

North America	$160.0	$160.0
Mexico	85.0	15.0
Europe	58.3	50.2
GBX Leasing	-	147.0
Total Revolving notes	$303.3	$372.2

Outstanding commitments under the North American credit facility included letters of credit which totaled $6.9 million and $8.4 million as of May 31, 2022 and August 31, 2021, respectively.

As of May 31, 2022, the Company had an aggregate of $85.0 million available to draw down under committed credit facilities.

Note 7 – Accounts Payable and Accrued Liabilities

(in millions)	May 31, 2022	August 31, 2021
Trade payables	$327.6	$265.1
Other accrued liabilities	116.0	109.1
Operating lease liabilities	41.7	42.6
Accrued payroll and related liabilities	125.2	125.1
Accrued warranty	28.5	27.9
	$639.0	$569.8

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

Warranty accrual activity:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in millions)	2022	2021	2022	2021
Balance at beginning of period	$30.1	$42.7	$27.9	$45.2
Charged to cost of revenue, net	1.7	(9.2)	7.6	(7.9)
Payments	(3.1)	(2.0)	(6.4)	(5.8)
Currency translation effect	(0.2)	0.1	(0.6)	0.1
Balance at end of period	$28.5	$31.6	$28.5	$31.6

Note 9 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(in millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2021	$(7.4)	$(35.8)	$(0.5)	$(43.7)
Other comprehensive gain (loss) before reclassifications	10.7	(7.5)	0.1	3.3
Amounts reclassified from Accumulated other comprehensive loss	3.8	—	—	3.8
Balance, May 31, 2022	$7.1	$(43.3)	$(0.4)	$(36.6)

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Income, with financial statement caption, were as follows:

	Three Months Ended May 31,
(in millions)	2022	2021	Financial Statement Caption
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$0.5	$0.5	Revenue and Cost of revenue
Interest rate swap contracts	1.7	1.3	Interest and foreign exchange
	2.2	1.8	Total before tax
	(0.7)	(0.4)	Income tax expense
	$1.5	$1.4	Net of tax

	Nine Months Ended May 31,
(in millions)	2022	2021	Financial Statement Caption
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$0.9	$1.2	Revenue and Cost of revenue
Interest rate swap contracts	4.3	3.9	Interest and foreign exchange
	5.2	5.1	Total before tax
	(1.4)	(1.2)	Income tax expense
	$3.8	$3.9	Net of tax

Note 10 – Earnings Per Share

The shares used in the computation of basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2022	2021	2022	2021
Weighted average basic common shares outstanding (1)	32,588	32,573	32,560	32,726
Dilutive effect of 2.875% convertible notes due 2024 (2) (3)	—	—	—	—
Dilutive effect of 2.875% convertible notes due 2028 (4)	—	—	—	—
Dilutive effect of 2.25% convertible notes due 2024 (2) (5)	N/A	—	N/A	—
Dilutive effect of restricted stock units (2) (6)	1,073	1,032	1,066	1,021
Weighted average diluted common shares outstanding	33,661	33,605	33,626	33,747

(1) Restricted stock grants and restricted stock units that are considered participating securities, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position.

(2) The dilutive effect of common stock equivalents was excluded from the share calculation for the three and nine months ended May 31, 2021 as the average stock price was less than the applicable conversion price and therefore was anti-dilutive under previous applicable guidance. See further discussion below.

(3) The dilutive effect of the 2.875% Convertible notes due 2024 was excluded for the three and nine months ended May 31, 2022 as they were considered anti-dilutive under the “if converted” method as further discussed below.

(4) The dilutive effect of the 2.875% Convertible notes due 2028 was excluded for the three and nine months ended May 31, 2022 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive. As these notes require cash settlement for the principal, only a premium is potentially dilutive under the "if converted" method as further discussed below. These convertible notes were issued in April 2021.

(5) The 2.25% Convertible notes due 2024 were retired in April 2021.

(6) Restricted stock units that are not considered participating securities and restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved, are included in weighted average diluted common shares outstanding when the Company is in a net earnings position.

Basic earnings per common share (EPS) is computed by dividing Net earnings attributable to Greenbrier by weighted average basic common shares outstanding, which includes restricted stock grants and restricted stock units that are considered participating securities when the Company is in a net earnings position.

The Company's approach for calculating diluted EPS was modified beginning September 1, 2021 upon the adoption of Accounting Standard Update 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. See Note 1 - Interim Financial Statements for additional information.

For the three and nine months ended May 31, 2022, diluted EPS was calculated using the more dilutive of two methods. The first method includes the dilutive effect, using the treasury stock method, associated with restricted stock units that are not considered participating securities and performance based restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved. The second method supplements the first by also including the “if converted” effect of the 2.875% Convertible notes due 2024 and shares underlying the 2.875% Convertible notes due 2028, when there is a conversion premium. Under the “if converted” method, debt issuance and interest costs, both net of tax, associated with the convertible notes due 2024 are added back to net earnings and the share count is increased by the shares underlying the convertible notes.

For the three and nine months ended May 31, 2021, diluted EPS was calculated using the treasury stock method associated with shares underlying the 2.875% Convertible notes due 2024, 2.25% convertible notes due 2024, restricted stock units that are not considered participating securities and performance based restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved.

	Three Months Ended May 31,		Nine Months Ended May 31,
(in millions, except shares which are reflected in thousands, and per share amounts)	2022	2021	2022	2021
Net earnings attributable to Greenbrier	$3.1	$19.7	$26.7	$0.7
Weighted average basic common shares outstanding	32,588	32,573	32,560	32,726
Basic earnings per share	$0.10	$0.61	$0.82	$0.02

Net earnings attributable to Greenbrier	$3.1	$19.7	$26.7	$0.7
Add back:
Interest and debt issuance costs on the 2.875% convertible notes due 2024, net of tax	n/a	n/a	n/a	n/a
Earnings before interest and debt issuance costs on the 2.875% convertible notes due 2024	n/a	n/a	n/a	n/a
Weighted average diluted common shares outstanding	33,661	33,605	33,626	33,747
Diluted earnings per share	$0.09	$0.59	$0.79	$0.02

Note 11 – Stock Based Compensation

The value of stock based compensation awards is amortized as compensation expense from the date of grant through the earlier of the vesting period or in some instances the recipient’s eligible retirement date. Stock based compensation expense consists of restricted stock unit awards.

Stock based compensation expense was $5.0 million and $10.9 million for the three and nine months ended May 31, 2022, respectively and $3.5 million and $12.5 million for the three and nine months ended May 31, 2021, respectively. Compensation expense is recorded in Selling and administrative expense and Cost of revenue on the Consolidated Statements of Income.

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

At May 31, 2022 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $100.3 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when in a loss position, or as Accounts receivable, net when in a gain position. As the contracts mature at various dates through October 2023, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At May 31, 2022 exchange rates, approximately $2.6 million would be reclassified to revenue or cost of revenue in the next year.

At May 31, 2022, interest rate swap agreements maturing from September 2023 through January 2032 had notional amounts that aggregated to $408.2 million. The fair value of the contracts is included on the Consolidated Balance Sheets in Accounts payable and accrued liabilities when in a loss position, or in Accounts receivable, net when in a gain position. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At May 31, 2022 interest rates, approximately $0.8 million would be reclassified to interest expense in the next year.

Fair Values of Derivative Instruments

(in millions)

	Asset Derivatives			Liability Derivatives
		May 31, 2022	August 31, 2021		May 31, 2022	August 31, 2021
	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$1.2	$0.1	Accounts payable and accrued liabilities	$2.3	$0.3
Interest rate swap contracts	Accounts receivable, net	12.4	—	Accounts payable and accrued liabilities	0.6	10.0
		$13.6	$0.1		$2.9	$10.3
Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$—	$—	Accounts payable and accrued liabilities	$—	$0.1

The Effect of Derivative Instruments on the Statements of Income

(in millions)

Three Months Ended May 31, 2022 and 2021

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives three months ended May 31,
		2022	2021
Foreign forward exchange contract	Interest and foreign exchange	$0.2	$0.1

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives three months ended May 31,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income three months ended May 31,		Location of gain (loss) on derivative (amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (amount excluded from effectiveness testing) three months ended May 31,
	2022	2021		2022	2021		2022	2021
Foreign forward exchange contracts	$1.5	$0.5	Revenue	$(0.6)	$(0.5)	Revenue	$0.3	$0.2
Foreign forward exchange contracts	0.8	0.3	Cost of revenue	0.1	—	Cost of revenue	0.2	—
Interest rate swap contracts	15.2	(0.5)	Interest and foreign exchange	(1.7)	(1.3)	Interest and foreign exchange	—	—
	$17.5	$0.3		$(2.2)	$(1.8)		$0.5	$0.2

The following table presents the amounts in the Consolidated Statements of Income in which the effects of the cash flow hedges are recorded and the effects of the cash flow hedge activity on these line items for the three months ended May 31, 2022 and 2021:

	For The Three Months Ended May 31,
	2022		2021
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$793.5	$(0.6)	$450.2	$(0.5)
Cost of revenue	$717.2	$0.1	$375.0	$—
Interest and foreign exchange	$14.9	$(1.7)	$10.2	$(1.3)

Nine Months Ended May 31, 2022 and 2021

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives nine months ended May 31,
		2022	2021
Foreign forward exchange contract	Interest and foreign exchange	$(0.2)	$—

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives nine months ended May 31,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income nine months ended May 31,		Location of gain (loss) on derivative (amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (amount excluded from effectiveness testing) nine months ended May 31,
	2022	2021		2022	2021		2022	2021
Foreign forward exchange contracts	$(3.5)	$(1.1)	Revenue	$(1.0)	$(1.1)	Revenue	$0.8	$0.5
Foreign forward exchange contracts	0.9	—	Cost of revenue	0.1	(0.1)	Cost of revenue	0.6	0.1
Interest rate swap contracts	17.5	0.6	Interest and foreign exchange	(4.3)	(3.9)	Interest and foreign exchange	—	—
	$14.9	$(0.5)		$(5.2)	$(5.1)		$1.4	$0.6

	For The Nine Months Ended May 31,
	2022		2021
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$2,027.0	$(1.0)	$1,148.8	$(1.1)
Cost of revenue	$1,848.3	$0.1	$1,015.3	$(0.1)
Interest and foreign exchange	$39.3	$(4.3)	$30.9	$(3.9)

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

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

For the three months ended May 31, 2022:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$650.9	$38.3	$689.2	$20.5	$1.8	$22.3
Maintenance Services	101.5	8.6	110.1	8.6	—	8.6
Leasing & Management Services	41.1	0.6	41.7	19.2	0.1	19.3
Eliminations	—	(47.5)	(47.5)	—	(1.9)	(1.9)
Corporate	—	—	—	(28.7)	—	(28.7)
	$793.5	$—	$793.5	$19.6	$—	$19.6

For the nine months ended May 31, 2022:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,659.1	$79.5	$1,738.6	$34.6	$2.1	$36.7
Maintenance Services	260.5	17.4	277.9	10.4	—	10.4
Leasing & Management Services	107.4	1.3	108.7	84.0	0.1	84.1
Eliminations	—	(98.2)	(98.2)	—	(2.2)	(2.2)
Corporate	—	—	—	(72.4)	—	(72.4)
	$2,027.0	$—	$2,027.0	$56.6	$—	$56.6

For the three months ended May 31, 2021:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$339.7	$7.5	$347.2	$29.1	$0.5	$29.6
Maintenance Services	80.9	2.3	83.2	4.2	0.1	4.3
Leasing & Management Services	29.6	—	29.6	14.5	—	14.5
Eliminations	—	(9.8)	(9.8)	—	(0.6)	(0.6)
Corporate	—	—	—	(22.1)	—	(22.1)
	$450.2	$—	$450.2	$25.7	$—	$25.7

For the nine months ended May 31, 2021:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$845.7	$30.5	$876.2	$16.7	$3.1	$19.8
Maintenance Services	218.1	4.2	222.3	6.4	0.1	6.5
Leasing & Management Services	85.0	1.0	86.0	31.7	0.1	31.8
Eliminations	—	(35.7)	(35.7)	—	(3.3)	(3.3)
Corporate	—	—	—	(56.9)	—	(56.9)
	$1,148.8	$—	$1,148.8	$(2.1)	$—	$(2.1)

	Total assets
(in millions)	May 31, 2022	August 31, 2021
Manufacturing	$1,814.1	$1,493.5
Maintenance Services	266.8	260.9
Leasing & Management Services	1,158.3	949.4
Unallocated, including cash	466.9	686.9
	$3,706.1	$3,390.7

Reconciliation of Earnings (loss) from operations to Earnings (loss) before income tax and earnings from unconsolidated affiliates:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in millions)	2022	2021	2022	2021
Earnings (loss) from operations	$19.6	$25.7	$56.6	$(2.1)
Interest and foreign exchange	$14.9	$10.2	$39.3	$30.9
Net loss on extinguishment of debt	—	4.8	—	4.8
Earnings (loss) before income tax and earnings from unconsolidated affiliates	$4.7	$10.7	$17.3	$(37.8)

Note 14 – Leases

Lessor

Equipment on operating leases is reported net of accumulated depreciation of $42.5 million and $34.4 million as of May 31, 2022 and August 31, 2021, respectively. Depreciation expense was $5.5 million and $15.9 million for the three and nine months ended May 31, 2022 and $3.3 million and $10.1 million for the three and nine months ended May 31, 2021, respectively. In addition, certain railcar equipment leased-in by the Company on operating leases is subleased to customers under non-cancelable operating leases with lease terms ranging from one to approximately fourteen years. Operating lease rental revenues included in the Company’s Statements of Income for the three and nine months ended May 31, 2022 was $16.0 million and $47.3 million, respectively, which included $3.8 million and $12.3 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements. Operating lease rental revenues included in the Company’s Statements of Income for the three and nine months ended May 31, 2021 was $8.0 million and $32.1 million, respectively, which included $2.8 million and $10.2 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements.

Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases at May 31, 2022, will mature as follows:

(in millions)
Remaining three months of 2022	$12.9
2023	36.0
2024	29.3
2025	22.4
2026	19.6
Thereafter	56.5
$176.7

Lessee

The Company leases railcars, real estate, and certain equipment under operating and, to a lesser extent, finance lease arrangements. As of and for the three and nine months ended May 31, 2022 and 2021, finance leases were not a material component of the Company's lease portfolio. The Company’s real estate and equipment leases have remaining lease terms ranging from less than one year to 76 years, with some including options to extend up to 15 years. The Company recognizes a lease liability and corresponding right-of-use (ROU) asset based on the present value of lease payments. To determine the present value of lease payments, as most of its leases do not provide a readily determinable implicit rate, the Company’s incremental borrowing rate is used to discount the lease payments based on information available at lease commencement date. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when estimating its incremental borrowing rate.

The components of operating lease costs were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in millions)	2022	2021	2022	2021
Operating lease expense	$2.7	$2.9	$7.9	$10.4
Short-term lease expense	1.1	1.0	3.8	3.6
Total	$3.8	$3.9	$11.7	$14.0

Aggregate minimum future amounts payable under operating leases having initial or remaining non-cancelable terms at May 31, 2022 will mature as follows:

(in millions)
Remaining three months of 2022	$2.6
2023	10.4
2024	9.1
2025	6.4
2026	5.1
Thereafter	12.7
Total lease payments	$46.3
Less: Imputed interest	(4.6)
Total lease obligations	$41.7

The table below presents additional information related to the Company’s leases:

Weighted average remaining lease term:
Operating leases	12.2 Years

Weighted average discount rate:
Operating leases	2.7%

Supplemental cash flow information related to leases were as follows:

(in millions)	Nine months ended May 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8.6
ROU assets obtained in exchange for new operating lease liabilities	$6.9

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

The EPA's January 6, 2017 ROD identifies a clean-up remedy that the EPA estimates will take 13 years of active remediation, followed by 30 years of monitoring with an estimated undiscounted cost of $1.7 billion. The EPA typically expects its cost estimates to be accurate within a range of -30% to +50%, but this ROD states that changes in costs are likely to occur as a result of new data collected over a 2-year period prior to final remedy design. The EPA has identified 15 Sediment Decision Units within the ROD cleanup area. One of the units, RM9W, includes the nearshore area of the river sediments offshore of the Portland Property as well as downstream of the facility. It also includes a portion of the Company’s riverbank. The ROD does not break down total remediation costs by Sediment Decision Unit. The EPA's ROD concluded that more data was needed to better define clean-up scope and cost. On December 19, 2017, the EPA announced that it had entered a new AOC with a group of four potentially responsible parties to conduct additional sampling during 2018 and 2019 to provide more certainty about clean-up costs and aid the mediation process to allocate those costs. The parties to the mediation, including the Company, agreed to help fund the additional sampling, which is now complete. The EPA requested that potentially responsible parties enter AOCs during 2019 agreeing to conduct remedial design studies. Some parties have signed AOCs, including one party with respect to RM9W which includes the area offshore of the Company’s manufacturing facility. The Company has not signed an AOC in connection with remedial design, but will assist in conducting or funding a portion of the RM9W remedial design. The allocation process is continuing in parallel with the process to define the remedial design.

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

As of May 31, 2022, the Company had outstanding letters of credit aggregating to $6.9 million associated with performance guarantees, facility leases and workers compensation insurance.

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

Assets and liabilities measured at fair value on a recurring basis as of May 31, 2022 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$13.6	$—	$13.6	$—
Nonqualified savings plan investments	44.2	44.2	—	—
Cash equivalents	109.1	109.1	—	—
	$166.9	$153.3	$13.6	$—
Liabilities:
Derivative financial instruments	$2.9	$—	$2.9	$—

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2021 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$0.1	$—	$0.1	$—
Nonqualified savings plan investments	47.7	47.7	—	—
Cash equivalents	228.9	228.9	—	—
	$276.7	$276.6	$0.1	$—
Liabilities:
Derivative financial instruments	$10.5	$—	$10.5	$—

(1)
Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 12 - Derivative Instruments for further discussion.

Note 17 – Related Party Transactions

The Company has a 41.9% interest in Axis, LLC (Axis), a joint venture. The Company purchased $3.5 million and $9.7 million for the three and nine months ended May 31, 2022, respectively and $3.3 million and $10.0 million for the three and nine months ended May 31, 2021, respectively of railcar components from Axis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in three reportable segments: Manufacturing; Maintenance Services; and Leasing & Management Services. Our segments are operationally integrated. The Manufacturing segment, which currently operates from facilities in the U.S., Mexico, Poland, Romania and Turkey, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Maintenance Services segment performs wheel and axle servicing, railcar maintenance and produces a variety of parts for the rail industry in North America. The Leasing & Management Services segment, which includes GBX Leasing, owns approximately 11,800 railcars as of May 31, 2022. We also provide management services for approximately 421,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America as of May 31, 2022. Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil.

We identify three general trends impacting our business at present, all of which we believe are reflected in our results for the nine months ended May 31, 2022. First, we believe the North American freight rail equipment market continues to emerge from the cyclical decrease in economic activity which began prior to the emergence of COVID-19. Second, we believe global economic activity continues to recover from the historic sharp dramatic decrease resulting from the COVID-19 pandemic. Third, inflation, rising interest rates, price volatility, supply chain disruptions and geopolitical disquiet, demand concerted management focus for successful execution across the business. While we believe the current market and broader economic environment most likely will present many positive opportunities for our business, as we navigate the recovery, we face a number of challenges which include:

•
An increase in the price and the shortage of certain materials and components;
•
Shipping and transportation delays;
•
Shortages of skilled labor;
•
Effects of inflation and policy reactions thereto, currency volatility and increases in interest rates.

In February 2022, the Russian Federation commenced a military invasion of Ukraine. As a result of this action, various nations have instituted economic sanctions against the Russian Federation. The full extent of short and long-term implications of Russia’s invasion of Ukraine and related sanctions are difficult to predict at this time but may have an adverse effect on the global economic markets generally and could exacerbate the existing challenges noted above. Since the commencement of the military invasion of Ukraine, there has been an increase in the price of steel and a shortage of certain materials and components. We do not have operations in Ukraine or Russia.

As described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2021 and our subsequent Quarterly Reports on Form 10-Q, the items described above may have a material negative impact on our business, liquidity, results of operations and stock price. Beyond these general observations, we are unable to predict when, how, or with what magnitude these items will impact our business.

We believe we have the management expertise and are well-positioned to navigate the immediate challenges of increasing production rates safely amidst emerging COVID variants and geopolitical disquiet, while managing labor and supply chain continuity. Despite the challenging operating environment, we achieved the following accomplishments during the first nine months of 2022 as we navigate the recovery phase:

•
Revenue increased by $878.2 million and 76.4% compared to the same period last year driven by an 80.6% increase in railcar deliveries.
•
Obtained new railcar orders of 19,800 units valued at approximately $2.3 billion during the nine months ended May 31, 2022.
•
Increased our backlog to an estimated value of $3.6 billion as of May 31, 2022, which is our highest backlog value in 6 years.
•
In February 2022, we completed our first offering of railcar asset-backed securities and long-term financing for GBX Leasing.
•
In September 2021, we acquired more than 3,600 railcars, a portion of which is held in GBX Leasing. The railcar acquisition advances our strategy to increase the scale of our lease fleet assets.
•
Increased our global headcount by approximately 30% during a challenging labor market to support higher levels of business activity.

Our backlog remains strong with railcar deliveries into 2024 and marine deliveries into 2023. Our railcar backlog was 30,900 units with an estimated value of $3.6 billion as of May 31, 2022. Backlog units for lease may be syndicated to third parties or held in our lease fleet depending on a variety of factors. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix and pricing will be determined in the future, which may impact backlog. Approximately 4% of backlog units and estimated backlog value as of May 31, 2022 was associated with our Brazilian manufacturing operations which is accounted for under the equity method. Marine backlog as of May 31, 2022 was $41 million.

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

Three Months Ended May 31, 2022 Compared to the Three Months Ended May 31, 2021

Overview

Revenue, Cost of revenue, Margin and Earnings from operations (operating profit) presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three Months Ended May 31,
(in millions, except per share amounts)	2022	2021
Revenue:
Manufacturing	$650.9	$339.7
Maintenance Services	101.5	80.9
Leasing & Management Services	41.1	29.6
	793.5	450.2
Cost of revenue:
Manufacturing	611.3	292.4
Maintenance Services	91.1	73.7
Leasing & Management Services	14.8	8.9
	717.2	375.0
Margin:
Manufacturing	39.6	47.3
Maintenance Services	10.4	7.2
Leasing & Management Services	26.3	20.7
	76.3	75.2
Selling and administrative	57.4	49.3
Net (gain) loss on disposition of equipment	(0.7)	0.2
Earnings from operations	19.6	25.7
Interest and foreign exchange	14.9	10.2
Net loss on extinguishment of debt	—	4.8
Earnings before income taxes and earnings from unconsolidated affiliates	4.7	10.7
Income tax (expense) benefit	(1.1)	6.9
Earnings before earnings from unconsolidated affiliates	3.6	17.6
Earnings from unconsolidated affiliates	4.0	2.4
Net earnings	7.6	20.0
Net earnings attributable to noncontrolling interest	(4.5)	(0.3)
Net earnings attributable to Greenbrier	$3.1	$19.7
Diluted earnings per common share	$0.09	$0.59

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

	Three Months Ended May 31,
(in millions)	2022	2021
Operating profit (loss):
Manufacturing	$20.5	$29.1
Maintenance Services	8.6	4.2
Leasing & Management Services	19.2	14.5
Corporate	(28.7)	(22.1)
	$19.6	$25.7

Consolidated Results

	Three Months Ended May 31,		Increase	%
(in millions)	2022	2021	(Decrease)	Change
Revenue	$793.5	$450.2	$343.3	76.3%
Cost of revenue	$717.2	$375.0	$342.2	91.3%
Margin (%)	9.6%	16.7%	(7.1%)	*
Net earnings attributable to Greenbrier	$3.1	$19.7	$(16.6)	(84.3%)

* Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 76.3% increase in revenue for the three months ended May 31, 2022 as compared to the three months ended May 31, 2021 was primarily due to a 91.6% increase in Manufacturing revenue. The increase in Manufacturing revenue was primarily attributed to a 75.0% increase in railcar deliveries.

The 91.3% increase in cost of revenue for the three months ended May 31, 2022 as compared to the three months ended May 31, 2021 was primarily due to a 109.1% increase in Manufacturing cost of revenue. The increase in Manufacturing cost of revenue was primarily attributed to a 75.0% increase in railcar deliveries and higher steel and other input costs during the three months ended May 31, 2022.

Margin as a percentage of revenue was 9.6% and 16.7% for the three months ended May 31, 2022 and 2021, respectively. The overall margin as a percentage of revenue was negatively impacted by a decrease in Manufacturing margin from 13.9% to 6.1% primarily attributed to higher costs and inefficiencies in our Manufacturing operations in part due to ramping up production. Many of our customer contracts include price escalation provisions. When certain of our manufacturing costs increase, we are able to increase the sales price to our customers. While this has no impact to our margin dollars, the increase in revenue and cost of sales has a negative impact to our margin as a percentage of revenue.

The $16.6 million decrease in net earnings attributable to Greenbrier for the three months ended May 31, 2022 as compared to the three months ended May 31, 2021 was primarily due to the following:

•
An increase in Selling and administrative expense for the three months ended May 31, 2022 primarily attributed to an increase in employee related costs, legal, consulting, and travel associated with increased business activity.
•
Income tax expense for the three months ended May 31, 2022 compared to an income tax benefit for the three months ended May 31, 2021. The income tax benefit for the three months ended May 31, 2021 primarily related to accelerated depreciation and the impact of the CARES Act which allowed us to carry back tax losses to years when tax rates were higher, resulting in a tax benefit.
•
An increase in Interest and foreign exchange for the three months ended May 31, 2022 primarily attributed to an increase in interest expense from higher levels of borrowings.

These were partially offset by:

•
Net loss on extinguishment of debt for the three months ended May 31, 2021.

Manufacturing Segment

	Three Months Ended May 31,		Increase	%
(In millions, except railcar deliveries)	2022	2021	(Decrease)	Change
Revenue	$650.9	$339.7	$311.2	91.6%
Cost of revenue	$611.3	$292.4	$318.9	109.1%
Margin (%)	6.1%	13.9%	(7.8%)	*
Operating profit ($)	$20.5	$29.1	$(8.6)	(29.6%)
Operating profit (%)	3.1%	8.6%	(5.5%)	*
Deliveries	4,900	2,800	2,100	75.0%

* Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of freight railcars and from the conversion of existing or in-service railcars through our facilities in North America and Europe. We also manufacture a broad range of ocean-going and river barges for transporting merchandise between ports within the United States.

Manufacturing revenue increased $311.2 million or 91.6% for the three months ended May 31, 2022 compared to the three months ended May 31, 2021. The increase in revenue was primarily attributed to a 75.0% increase in railcar deliveries. The increase was also due to the additional revenue associated with an increase in steel and other input costs during the three months ended May 31, 2022, as many of our customer contracts include price escalation provisions when certain of our manufacturing costs increase.

Manufacturing cost of revenue increased $318.9 million or 109.1% for the three months ended May 31, 2022 compared to the three months ended May 31, 2021. The increase in cost of revenue was primarily attributed to a 75.0% increase in the volume of railcar deliveries and higher steel and other input costs as well as inefficiencies in our Manufacturing operations in part due to ramping up production during the three months ended May 31, 2022.

Manufacturing margin as a percentage of revenue decreased 7.8% for the three months ended May 31, 2022 compared to the three months ended May 31, 2021. The decrease in margin percentage for the three months ended May 31, 2022 was primarily attributed to higher costs and inefficiencies in our Manufacturing operations in part due to ramping up production. Many of our customer contracts include price escalation provisions. When certain of our manufacturing costs increase, we are able to increase the sales price to our customers. While this has no impact to our margin dollars, the increase in revenue and cost of sales has a negative impact to our margin as a percentage of revenue. In addition, the margin percentage for three months ended May 31, 2021 benefited from a $15.8 million favorable resolution of warranty and other loss contingencies associated with our international operations.

Manufacturing operating profit decreased $8.6 million for the three months ended May 31, 2022 compared to the three months ended May 31, 2021. The decrease in operating profit was primarily attributed to the three months ended May 31, 2021 benefiting from a favorable resolution of warranty and other loss contingencies associated with our international operations. This was partially offset by an increase in railcar deliveries for the three months ended May 31, 2022.

Maintenance Services Segment

	Three Months Ended May 31,		Increase	%
(in millions)	2022	2021	(Decrease)	Change
Revenue	$101.5	$80.9	$20.6	25.5%
Cost of revenue	$91.1	$73.7	$17.4	23.6%
Margin (%)	10.2%	8.9%	1.3%	*
Operating profit ($)	$8.6	$4.2	$4.4	104.8%
Operating profit (%)	8.5%	5.2%	3.3%	*

* Not meaningful

Our Maintenance Services segment primarily generates revenue from railcar component manufacturing and servicing and from providing railcar maintenance services.

Maintenance Services revenue increased $20.6 million or 25.5% for the three months ended May 31, 2022 compared to the three months ended May 31, 2021. The increase was primarily attributed to higher volumes due to increased demand. The increase was also due to higher scrap metal pricing and volumes.

Maintenance Services cost of revenue increased $17.4 million or 23.6% for the three months ended May 31, 2022 compared to the three months ended May 31, 2021. The increase was primarily due to higher costs associated with an increase in volumes and an increase in material and labor costs.

Maintenance Services margin as a percentage of revenue increased 1.3% for the three months ended May 31, 2022 compared to the three months ended May 31, 2021. The increase in margin percentage was primarily attributed to an increase in scrap metal pricing. This was partially offset by higher material and labor costs during the three months ended May 31, 2022.

Maintenance Services operating profit increased $4.4 million or 104.8% for the three months ended May 31, 2022 compared to the three months ended May 31, 2021. The increase in operating profit was primarily attributed to higher volumes and an increase in scrap metal pricing. This was partially offset by higher material and labor costs during the three months ended May 31, 2022.

Leasing & Management Services Segment

	Three Months Ended May 31,		Increase	%
(in millions)	2022	2021	(Decrease)	Change
Revenue	$41.1	$29.6	$11.5	38.9%
Cost of revenue	$14.8	$8.9	$5.9	66.3%
Margin (%)	64.0%	69.9%	(5.9%)	*
Operating profit ($)	$19.2	$14.5	$4.7	32.4%
Operating profit (%)	46.7%	49.0%	(2.3%)	*

* Not meaningful

Our Leasing & Management Services segment generates revenue from leasing railcars from our lease fleet which includes GBX Leasing, providing various management services, syndication revenue associated with leases attached to new railcar sales, and interim rent on leased railcars for syndication.

Leasing & Management Services revenue increased $11.5 million or 38.9% for the three months ended May 31, 2022 compared to the three months ended May 31, 2021. The increase was primarily attributed to higher syndication revenue from an increase in the volume of new railcar sales with leases attached and higher interim rent on leased railcars for syndication.

Leasing & Management Services cost of revenue increased $5.9 million or 66.3% for the three months ended May 31, 2022 compared to the three months ended May 31, 2021. The increase was primarily due to higher costs from the additions to our lease fleet.

Leasing & Management Services margin as a percentage of revenue decreased 5.9% for the three months ended May 31, 2022 compared to the three months ended May 31, 2021. The decrease in margin percentage was primarily attributed to a benefit associated with a lease transfer fee on previously syndicated railcars during the three months ended May 31, 2021. This was partially offset by higher syndication activity during the three months ended May 31, 2022.

Leasing & Management Services operating profit increased $4.7 million for the three months ended May 31, 2022 compared to the three months ended May 31, 2021. The increase was primarily attributed to higher syndication activity.

Selling and Administrative Expense

	Three Months Ended May 31,		Increase	%
(in millions)	2022	2021	(Decrease)	Change
Selling and administrative expense	$57.4	$49.3	$8.1	16.4%

Selling and administrative expense was $57.4 million or 7.2% of revenue for the three months ended May 31, 2022 compared to $49.3 million or 11.0% of revenue for the prior comparable period. The $8.1 million increase was primarily attributed to an increase in employee related costs, legal, consulting, and travel associated with increased business activity.

Net Gain (Loss) on Disposition of Equipment

Net gain (loss) on disposition of equipment primarily includes the sale of assets from our lease fleet (Equipment on operating leases, net) and disposition of property, plant and equipment. Assets are periodically sold in the normal course of business in order to accommodate customer demand and to manage risk and liquidity.

Net gain on disposition of equipment was $0.7 million for the three months ended May 31, 2022 compared to net loss on disposition of equipment of $0.2 million for the three months ended May 31, 2021.

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

	Three Months Ended May 31,		Increase
(in millions)	2022	2021	(Decrease)
Interest and foreign exchange:
Interest and other expense	$15.4	$10.9	$4.5
Foreign exchange gain	(0.5)	(0.7)	0.2
	$14.9	$10.2	$4.7

The $4.7 million increase in interest and foreign exchange expense for the three months ended May 31, 2022 compared to the three months ended May 31, 2021 was primarily attributed to an increase in interest expense from higher levels of borrowings.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt was $4.8 million for the three months ended May 31, 2021, which relates to the retirement of $207.1 million of our 2.875% convertible notes due 2024 and $50 million of our 2.25% convertible notes due 2024.

Income Tax

For the three months ended May 31, 2022, we had income tax expense of $1.1 million on pre-tax income of $4.7 million for an effective tax rate of 23%. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year and may be positively or negatively by adjustments that are required to be reported in the quarter.

For the three months ended May 31, 2021, we had an income tax benefit of $6.9 million on pre-tax income of $10.7 million. The tax benefit for the three months ended May 31, 2021 primarily related to accelerated depreciation and the impact of the CARES Act which allows us to carry back tax losses to years when tax rates were higher, resulting in a tax benefit.

The effective tax rate can fluctuate year-to-year due to changes in the mix of foreign and domestic pre-tax earnings. It can also fluctuate with changes in the proportion of pre-tax earnings attributable to our Mexican railcar manufacturing joint venture. The joint venture is treated as a partnership for tax purposes and, as a result, the partnership’s entire pre-tax earnings are included in earnings (loss) before income taxes and earnings from unconsolidated affiliates, whereas only our 50% share of the tax is included in Income tax (expense) benefit.

Earnings From Unconsolidated Affiliates

Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil. We record the results from these unconsolidated affiliates on an after-tax basis.

Earnings from unconsolidated affiliates was $4.0 million and $2.4 million for the three months ended May 31, 2022 and 2021, respectively. The increase was primarily related to higher profitability at our Brazil operations.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $4.5 million and $0.3 million for the three months ended May 31, 2022 and 2021, respectively. Net earnings attributable to noncontrolling interest primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

Nine Months Ended May 31, 2022 Compared to the Nine Months Ended May 31, 2021

Overview

Revenue, Cost of revenue, Margin and Earnings (loss) from operations (operating profit or loss) presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Nine Months Ended May 31,
(in millions, except per share amounts)	2022	2021
Revenue:
Manufacturing	$1,659.1	$845.7
Maintenance Services	260.5	218.1
Leasing & Management Services	107.4	85.0
	2,027.0	1,148.8
Cost of revenue:
Manufacturing	1,567.9	775.1
Maintenance Services	244.0	203.4
Leasing & Management Services	36.4	36.8
	1,848.3	1,015.3
Margin:
Manufacturing	91.2	70.6
Maintenance Services	16.5	14.7
Leasing & Management Services	71.0	48.2
	178.7	133.5
Selling and administrative	156.4	136.4
Net gain on disposition of equipment	(34.3)	(0.8)
Earnings (loss) from operations	56.6	(2.1)
Interest and foreign exchange	39.3	30.9
Net loss on extinguishment of debt	—	4.8
Earnings (loss) before income taxes and earnings from unconsolidated affiliates	17.3	(37.8)
Income tax (expense) benefit	(2.9)	36.0
Earnings (loss) before earnings from unconsolidated affiliates	14.4	(1.8)
Earnings from unconsolidated affiliates	10.0	1.3
Net earnings (loss)	24.4	(0.5)
Net loss attributable to noncontrolling interest	2.3	1.2
Net earnings attributable to Greenbrier	$26.7	$0.7
Diluted earnings per common share	$0.79	$0.02

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

	Nine Months Ended May 31,
(in millions)	2022	2021
Operating profit (loss):
Manufacturing	$34.6	$16.7
Maintenance Services	10.4	6.4
Leasing & Management Services	84.0	31.7
Corporate	(72.4)	(56.9)
	$56.6	$(2.1)

Consolidated Results

	Nine Months Ended May 31,		Increase	%
(in millions)	2022	2021	(Decrease)	Change
Revenue	$2,027.0	$1,148.8	$878.2	76.4%
Cost of revenue	$1,848.3	$1,015.3	$833.0	82.0%
Margin (%)	8.8%	11.6%	(2.8%)	*
Net earnings attributable to Greenbrier	$26.7	$0.7	$26.0	*

* Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 76.4% increase in revenue for the nine months ended May 31, 2022 as compared to the nine months ended May 31, 2021 was primarily due to a 96.2% increase in Manufacturing revenue. The increase in Manufacturing revenue was primarily attributed to an 80.6% increase in railcar deliveries.

The 82.0% increase in cost of revenue for the nine months ended May 31, 2022 as compared to the nine months ended May 31, 2021 was primarily due to a 102.3% increase in Manufacturing cost of revenue. The increase in Manufacturing cost of revenue was primarily attributed to an 80.6% increase in railcar deliveries and higher steel and other input costs during the nine months ended May 31, 2022.

Margin as a percentage of revenue was 8.8% and 11.6% for the nine months ended May 31, 2022 and 2021, respectively. The overall margin as a percentage of revenue was negatively impacted by a decrease in Manufacturing margin from 8.3% to 5.5% primarily attributed to higher costs and inefficiencies in our Manufacturing operations in part due to ramping up production. Many of our customer contracts include price escalation provisions. When certain of our manufacturing costs increase, we are able to increase the sales price to our customers. While this has no impact to our margin dollars, the increase in revenue and cost of sales has a negative impact to our margin as a percentage of revenue.

The $26.0 million increase in net earnings attributable to Greenbrier for the nine months ended May 31, 2022 as compared to the nine months ended May 31, 2021 was primarily due to the following:

•
An increase in Margin primarily due to higher railcar deliveries and syndication revenue for the nine months ended May 31, 2022.
•
An increase in Net gain on disposition of equipment for the nine months ended May 31, 2022.

These were partially offset by:

•
The income tax benefit for the nine months ended May 31, 2021 primarily related to accelerated depreciation and the impact of the CARES Act which allowed us to carry back tax losses to years when tax rates were higher, resulting in a tax benefit.
•
An increase in Selling and administrative expense for the nine months ended May 31, 2022 was primarily attributed to higher costs for legal, consulting and travel associated with increased business activity. The increase was also attributed to higher employee related costs.

Manufacturing Segment

	Nine Months Ended May 31,		Increase	%
(In millions, except railcar deliveries)	2022	2021	(Decrease)	Change
Revenue	$1,659.1	$845.7	$813.4	96.2%
Cost of revenue	$1,567.9	$775.1	$792.8	102.3%
Margin (%)	5.5%	8.3%	(2.9%)	*
Operating profit ($)	$34.6	$16.7	$17.9	107.2%
Operating profit (%)	2.1%	2.0%	0.1%	*
Deliveries	13,000	7,200	5,800	80.6%

* Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of freight railcars and from the conversion of existing or in-service railcars through our facilities in North America and Europe. We also manufacture a broad range of ocean-going and river barges for transporting merchandise between ports within the United States.

Manufacturing revenue increased $813.4 million or 96.2% for the nine months ended May 31, 2022 compared to the nine months ended May 31, 2021. The increase in revenue was primarily attributed to an 80.6% increase in railcar deliveries. The increase was also due to the additional revenue associated with an increase in steel and other input costs during the nine months ended May 31, 2022, as many of our customer contracts include price escalation provisions when certain of our manufacturing costs increase.

Manufacturing cost of revenue increased $792.8 million or 102.3% for the nine months ended May 31, 2022 compared to the nine months ended May 31, 2021. The increase in cost of revenue was primarily attributed to an 80.6% increase in the volume of railcar deliveries and higher steel and other input costs as well as inefficiencies in our Manufacturing operations in part due to ramping up production during the nine months ended May 31, 2022.

Manufacturing margin as a percentage of revenue decreased 2.9% for the nine months ended May 31, 2022 compared to the nine months ended May 31, 2021. The decrease in margin percentage for the nine months ended May 31, 2022 was primarily attributed to higher costs and inefficiencies in our Manufacturing operations in part due to ramping up production. Many of our customer contracts include price escalation provisions. When certain of our manufacturing costs increase, we are able to increase the sales price to our customers. While this has no impact to our margin dollars, the increase in revenue and cost of sales has a negative impact to our margin as a percentage of revenue. In addition, the margin percentage for nine months ended May 31, 2021 benefited from a $15.8 million favorable resolution of warranty and other loss contingencies associated with our international operations.

Manufacturing operating profit increased $17.9 million for the nine months ended May 31, 2022 compared to the nine months ended May 31, 2021. The increase in operating profit was primarily attributed to an increase in railcar deliveries.

Maintenance Services Segment

	Nine Months Ended May 31,		Increase	%
(in millions)	2022	2021	(Decrease)	Change
Revenue	$260.5	$218.1	$42.4	19.4%
Cost of revenue	$244.0	$203.4	$40.6	20.0%
Margin (%)	6.3%	6.7%	(0.4%)	*
Operating profit ($)	$10.4	$6.4	$4.0	62.5%
Operating profit (%)	4.0%	2.9%	1.1%	*

* Not meaningful

Our Maintenance Services segment primarily generates revenue from railcar component manufacturing and servicing and from providing railcar maintenance services.

Maintenance Services revenue increased $42.4 million or 19.4% for the nine months ended May 31, 2022 compared to the nine months ended May 31, 2021. The increase was primarily attributed to higher volumes due to increased demand and an increase in scrap metal pricing and volume as we scrap wheels and other components.

Maintenance Services cost of revenue increased $40.6 million or 20.0% for the nine months ended May 31, 2022 compared to the nine months ended May 31, 2021. The increase was primarily due to higher costs associated with an increase in volumes and an increase in material and labor costs.

Maintenance Services margin as a percentage of revenue decreased 0.4% for the nine months ended May 31, 2022 compared to the nine months ended May 31, 2021. The decrease in margin percentage was primarily attributed to higher material and labor costs during the nine months ended May 31, 2022. This was partially offset by an increase in scrap metal pricing.

Maintenance Services operating profit increased $4.0 million or 62.5% for the nine months ended May 31, 2022 compared to the nine months ended May 31, 2021. The increase in operating profit was primarily attributed to higher volumes and an increase in scrap metal pricing. This was partially offset by higher material and labor costs during the nine months ended May 31, 2022.

Leasing & Management Services Segment

	Nine Months Ended May 31,		Increase	%
(in millions)	2022	2021	(Decrease)	Change
Revenue	$107.4	$85.0	$22.4	26.4%
Cost of revenue	$36.4	$36.8	$(0.4)	(1.1%)
Margin (%)	66.1%	56.7%	9.4%	*
Operating profit ($)	$84.0	$31.7	$52.3	165.0%
Operating profit (%)	78.2%	37.3%	40.9%	*

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

Leasing & Management Services revenue increased $22.4 million or 26.4% for the nine months ended May 31, 2022 compared to the nine months ended May 31, 2021. The increase was primarily attributed to higher syndication revenue from an increase in the volume of new railcar sales with leases attached and higher leasing revenue primarily from additions to our fleet. These were partially offset by a decrease in the sale of railcars which we had purchased from third parties with the intent to resell.

Leasing & Management Services cost of revenue decreased $0.4 million or 1.1% for the nine months ended May 31, 2022 compared to the nine months ended May 31, 2021. The decrease was primarily due to lower volumes of railcars sold that we purchased from third parties. This was partially offset by an increase in costs from the additions to our lease fleet.

Leasing & Management Services margin as a percentage of revenue increased 9.4% for the nine months ended May 31, 2022 compared to the nine months ended May 31, 2021. The increase in margin percentage was primarily attributed to higher syndication activity. In addition, the margin percentage for the nine months ended May 31, 2021 was negatively impacted by higher sales of railcars that we purchased from third parties which have lower margin percentages.

Leasing & Management Services operating profit increased $52.3 million or 165% for the nine months ended May 31, 2022 compared to the nine months ended May 31, 2021. The increase was primarily attributed to a higher net gain on disposition of equipment and higher syndication activity.

Selling and Administrative Expense

	Nine Months Ended May 31,		Increase	%
(in millions)	2022	2021	(Decrease)	Change
Selling and administrative expense	$156.4	$136.4	$20.0	14.7%

Selling and administrative expense was $156.4 million or 7.7% of revenue for the nine months ended May 31, 2022 compared to $136.4 million or 11.9% of revenue for the prior comparable period. The $20.0 million increase was primarily attributed to higher costs for legal, consulting and travel associated with increased business activity. The increase was also attributed to higher employee related costs.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment primarily includes the sale of assets from our lease fleet (Equipment on operating leases, net) and disposition of property, plant and equipment. Assets are periodically sold in the normal course of business in order to accommodate customer demand and to manage risk and liquidity.

Net gain on disposition of equipment was $34.3 million and $0.8 million for the nine months ended May 31, 2022 and 2021, respectively. The increase in Net gain on disposition of equipment was primarily attributed to sales of assets from our lease fleet during the nine months ended May 31, 2022.

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

	Nine Months Ended May 31,		Increase
(in millions)	2022	2021	(Decrease)
Interest and foreign exchange:
Interest and other expense	$38.7	$31.3	$7.4
Foreign exchange (gain) loss	0.6	(0.4)	1.0
	$39.3	$30.9	$8.4

The $8.4 million increase in interest and foreign exchange expense for the nine months ended May 31, 2022 compared to the nine months ended May 31, 2021 was primarily attributed to an increase in interest expense from higher levels of borrowings and interest rates.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt was $4.8 million for the nine months ended May 31, 2021, which relates to the retirement of $207.1 million of our 2.875% convertible notes due 2024 and $50 million of our 2.25% convertible notes due 2024.

Income Tax

For the nine months ended May 31, 2022, we had income tax expense of $2.9 million on pre-tax income of $17.3 million for an effective tax rate of 17%. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year and may be positively or negatively by adjustments that are required to be reported in the quarter. Tax expense for the nine months ended May 31, 2022 included net favorable discrete items.

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

The effective tax rate can fluctuate year-to-year due to changes in the mix of foreign and domestic pre-tax earnings. It can also fluctuate with changes in the proportion of pre-tax earnings attributable to our Mexican railcar manufacturing joint venture. The joint venture is treated as a partnership for tax purposes and, as a result, the partnership’s entire pre-tax earnings are included in earnings (loss) before income taxes and earnings from unconsolidated affiliates, whereas only our 50% share of the tax is included in Income tax (expense) benefit.

Earnings From Unconsolidated Affiliates

Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil. We record the results from these unconsolidated affiliates on an after-tax basis.

Earnings from unconsolidated affiliates was $10.0 million and $1.3 million for the nine months ended May 31, 2022 and 2021, respectively. The increase was primarily related to higher profitability at our Brazil operations.

Noncontrolling Interest

Net loss attributable to noncontrolling interest was $2.3 million and $1.2 million for the nine months ended May 31, 2022 and 2021, respectively. Net loss attributable to noncontrolling interest primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

Liquidity and Capital Resources

	Nine Months Ended May 31,
(in millions)	2022	2021
Net cash used in operating activities	$(328.4)	$(123.8)
Net cash used in investing activities	(96.1)	(49.3)
Net cash provided by (used in) financing activities	199.0	(42.0)
Effect of exchange rate changes	19.9	9.9
Decrease in cash and cash equivalents and restricted cash	$(205.6)	$(205.2)

We have been financed through cash generated from operations and borrowings. At May 31, 2022 cash and cash equivalents and restricted cash were $465.8 million, a decrease of $205.6 million from $671.4 million at August 31, 2021.

Cash Flows From Operating Activities

The change in cash used in operating activities for the nine months ended May 31, 2022 compared to the nine months ended May 31, 2021 was primarily due to a net increase in working capital associated with increased production rates and from higher steel and other input costs.

Cash Flows From Investing Activities

Cash used in investing activities primarily related to capital expenditures net of proceeds from the sale of assets and investment activity with our unconsolidated affiliates. The change in cash used in investing activities for the nine months ended May 31, 2022 compared to the nine months ended May 31, 2021 was primarily attributable to an increase in capital expenditures due to additions to our lease fleet as part of our leasing strategy, partially offset by an increase in proceeds from the sale of assets compared to the prior year.

	Nine Months Ended May 31,
(in millions)	2022	2021
Capital expenditures:
Leasing & Management Services	$219.4	$41.6
Manufacturing	25.4	14.9
Maintenance Services	4.0	6.4
Total capital expenditures (gross)	$248.8	$62.9
Proceeds from sales of assets	(155.1)	(12.2)
Total capital expenditures (net of proceeds)	$93.7	$50.7

Capital expenditures primarily relate to additions to our lease fleet and on-going investments into the safety and productivity of our facilities. Proceeds from the sale of assets primarily relate to sales of railcars from our lease fleet within Leasing & Management Services. Assets from our lease fleet are periodically sold in the normal course of business to accommodate customer demand and to manage risk and liquidity. Proceeds from sales of assets are expected to be approximately $155 million for 2022.

Capital expenditures for 2022 are expected to be approximately $310 million for Leasing & Management Services, approximately $50 million for Manufacturing and approximately $10 million for Maintenance Services. Capital expenditures for 2022 primarily relate to additions to our lease fleet reflecting our enhanced leasing strategy and continued investments into the safety and productivity of our facilities.

Cash Flows From Financing Activities

The change in cash provided by (used in) financing activities for the nine months ended May 31, 2022 compared to the nine months ended May 31, 2021 was primarily attributed to proceeds from debt, net of repayments. During the nine months ended May 31, 2022 we issued asset backed securities of $323.3 million, and used proceeds to pay down our credit facility for GBX Leasing.

Dividend & Share Repurchase Program

A quarterly dividend of $0.27 per share was declared on July 6, 2022.

The Board of Directors has authorized our company to repurchase shares of our common stock. The share repurchase program has an expiration date of January 31, 2023. The amount remaining for repurchase was $100.0 million as of May 31, 2022. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time to time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The program may be modified, suspended or discontinued at any time without prior notice. The share repurchase program does not obligate us to acquire any specific number of shares in any period. There were no shares repurchased under the share repurchase program during the nine months ended May 31, 2022 and 2021.

Cash, Borrowing Availability and Credit Facilities

As of May 31, 2022, we had $449.7 million in Cash and cash equivalents and $85.0 million in available borrowings. Our current cash balance is part of our strategy to maintain strong liquidity to respond to current uncertainties.

Senior secured credit facilities, consisting of four components, aggregated to $1.1 billion as of May 31, 2022. We had an aggregate of $85.0 million available to draw down under committed credit facilities as of May 31, 2022. This amount consists of $34.6 million available on the North American credit facility, $15.4 million on the European credit facilities and $35.0 million on the Mexican credit facilities.

As of May 31, 2022, a $600.0 million revolving line of credit, maturing August 2026, secured by substantially all our U.S. assets not otherwise pledged as security for term loans or the warehouse credit facility, existed to provide working capital and interim financing of equipment, principally for our U.S. and Mexican operations. Advances under this North American credit facility bear interest at LIBOR plus 1.50% or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of May 31, 2022, a $350.0 million non-recourse warehouse credit facility existed to support the operations of GBX Leasing, a joint venture in which we own approximately 95%. Advances under this facility bear interest at LIBOR plus 2.0%. The warehouse credit facility converts to a term loan in April 2023 and matures in April 2025.

As of May 31, 2022, lines of credit totaling $73.7 million secured by certain of our European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.5% and Euro Interbank Offered Rate (EURIBOR) plus 1.1%, were available for working capital needs of our European manufacturing operations. The European lines of credit include $35.4 million which are guaranteed by us. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from July 2022 through October 2023.

As of May 31, 2022, our Mexican railcar manufacturing operations had four lines of credit totaling $120.0 million for working capital needs. The first line of credit provides up to $30.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.75% to 4.25%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2024. The second line of credit provides up to $35.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.70%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2023. The third line of credit provides up to $50.0 million and matures in October 2024. Advances under this facility bear interest at LIBOR plus 4.25%. The fourth line of credit provides up to $5.0 million and matures in September 2022. Advances under this facility bear interest at LIBOR plus 2.95%.

Credit facility balances:

(in millions)	May 31, 2022	August 31, 2021

North America	$160.0	$160.0
Mexico	85.0	15.0
Europe	58.3	50.2
GBX Leasing	-	147.0
Total Revolving notes	$303.3	$372.2

Outstanding commitments under the North American credit facility included letters of credit which totaled $6.9 million and $8.4 million as of May 31, 2022 and August 31, 2021, respectively.

Other Information

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into financing leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of May 31, 2022, we were in compliance with all such restrictive covenants.

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

To mitigate the exposure to changes in interest rates, we have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $408.2 million of variable rate debt to fixed rate debt as of May 31, 2022.

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

If the fair value of a reporting unit is lower than its carrying value, an impairment to goodwill is recorded, not to exceed the carrying amount of goodwill in the reporting unit. We performed our annual goodwill impairment test during the third quarter of 2022 and concluded that goodwill was not impaired.

As of May 31, 2022, our goodwill balance was $128.7 million of which $85.7 million related to our Manufacturing segment and $43.0 million related to our Maintenance Services segment. Our Manufacturing segment includes the North America Manufacturing reporting unit with a goodwill balance of $56.6 million; and the Europe Manufacturing reporting unit with a goodwill balance of $29.1 million.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecasted foreign currency sales and expenses. At May 31, 2022 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $100.3 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact of a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At May 31, 2022, net assets of foreign subsidiaries aggregated $203.4 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $20.4 million, or 1.4% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $408.2 million of variable rate debt to fixed rate debt. Notwithstanding these interest rate swap agreements, we are still exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At May 31, 2022, 77% of our outstanding debt had fixed rates and 23% had variable rates. At May 31, 2022, a uniform 10% increase in variable interest rates would result in approximately $0.8 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 15 to Consolidated Financial Statements, Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2021 and our subsequent Quarterly Reports on Form 10-Q. Except as set forth below, there have been no material changes in the Risk Factors described in our most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q.

Inflation in the global economy could negatively impact our business and results of operations.

General inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. General inflation, including rising prices for energy, metals, components, and other inputs as well as rising wages negatively impact our business by increasing our operating costs. General inflation also negatively impacts our business by decreasing the capital for our customers to deploy to purchase our goods and services. Inflation may cause our customers to reduce or delay orders for our goods and services thereby causing a decrease in sales of our goods and services.

Increases in the price of materials and components used in the production of our products could negatively impact our profit margin on the sale of our products.

A significant portion of our business depends on the adequate supply of numerous specialty and other parts and components at cost effective prices such as brakes, wheels, side frames, bolsters, and bearings for the railcar business. Our manufacturing operations depend on our ability to obtain timely deliveries of materials in acceptable quantities and quality from our suppliers. Prices for materials may continue to increase due to the armed conflict in Ukraine, and trends in the global economy, among other reasons. Although a portion of the costs we must incur to meet our contractual obligations are subject to escalation clauses which allow us to pass through costs to our customers, we will absorb some cost increases thereby decreasing margin on some of our customer contracts.

Monetary and other policy interventions by governments and central banks, including the increase of interest rates, as well as uncertainly about governmental macroeconomic policies, could negatively impact our business and results of operations.

The United States Federal Reserve raised its benchmark interest rate by three-quarters of a percentage point in June 2022. Several other central banks, including the European Central Bank, have signaled increases in benchmark interest rates. Rising interest rates increases our borrowing costs potentially decreasing our profitability. Additionally, increased borrowing costs faced by our customers could result in decreased demand for our products. Monetary interventions also risk a sustained decline in aggregate demand, either globally or within one more geographic market. A decline in demand for our products would most likely have a negative impact on our business and results of operations.

Our business may be negatively impacted as a result of armed conflict in Ukraine.

In February 2022, the Russian Federation commenced a military invasion of Ukraine. We cannot predict the full impact of the armed conflict in Ukraine, the economic sanctions imposed on Russia, and the related economic and geopolitical instability, including instability in the manufacturing and freight rail markets. Some of our operations, particularly in Europe, have experienced higher energy costs, an increase in the price and availability of steel and certain other materials and components, disruptions in transportation and supply chains, higher manufacturing and borrowing costs. There is a risk we will not be successful in renegotiating existing agreements to allow us to pass through these increased prices of manufacturing. As a result of these impacts and due to the lack of new railcar orders in Europe during the third quarter of 2022, we have slowed down production at our European manufacturing facilities. These negative factors may continue to occur along with other risks to our business that may emerge which include, among others, prolonged heightened inflation, macroeconomic interventions in response to inflation, cyber disruptions or attacks, and disruptions in credit markets. All of these factors and others could disrupt our business directly and could disrupt the business of our customers thereby reducing or delaying orders of our goods and services. Prolonged civil unrest, political instability or uncertainty, military activities, or broad-based sanctions could have an adverse effect on our operations and business outlook.

Disruptions in the supply of materials and components used in the production of our products could negatively impact our business and results of operations.

Supply chains were severely disrupted by the COVID-19 global pandemic. Armed conflict in Ukraine has also severely disrupted supply chains for the materials and components that we use in manufacturing our products. Certain materials for our products are currently available from a limited number of suppliers and, as a result, we may have limited control over pricing, availability, and delivery schedules. The inability to purchase a sufficient quantity of materials on a timely basis could create disruptions in our production and result in delays while we attempt to engage alternative suppliers. Any such disruption or conditions could harm our business and adversely impact our results of operations.

A material disruption in the movement of rail traffic could impair our ability to deliver railcars and other products to our customers in a timely manner which could prevent us from meeting customer demand, reduce our sales, and negatively impact our results of operations.

Once a railcar or other product is manufactured in one of our plants, it must be moved by rail to a customer delivery point. In many cases, the manufacturing plant and the delivery point are in different countries. Many different and unrelated factors could cause a delay in our ability to move our goods in a timely manner from the manufacturing plant to the delivery point including physical disruptions such as natural disasters and power outages, labor stoppages or shortages hindering the operation of railroads and related transportation infrastructure, regulatory and bureaucratic inefficiency and unresponsiveness, and other causes. A material disruption in the movement of rail traffic could negatively impact our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. The share repurchase program has an expiration date of January 31, 2023. The amount remaining for repurchase was $100.0 million as of May 31, 2022. There were no share repurchases during the three months ended May 31, 2022 under this program.

Item 6. Exhibits

(a)
List of Exhibits:

3.1	Amended and Restated Bylaws of the Registrant dated March 28, 2022.

10.1	Amended and Restated Third Amendment to the Amended and Restated Employment Agreement between the Registrant and William A. Furman.

10.2	Amended and Restated Fifth Amendment to the Amended and Restated Employment Agreement between the Registrant and Alejandro Centurion.

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (Formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date:	July 11, 2022	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President,
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)