Form 10-Q
period 2022-11-30
GREENBRIER COMPANIES INC
filed 2023-01-06
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2022

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, without par value, outstanding on January 3, 2023 was 32,782,692 shares.

FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events and include any statement that does not relate to any historical or current fact. We use words such “affect,” “anticipate,” “backlog,” “be,” “believe,” “can,” “continue,” “could,” “due to,” “estimate,” “expect,” “future,” “intend,” “likely,” “may,” “potential,” “trend,” “realize,” “seek,” “should,” “strategy,” “will,” “would,” and similar expressions to identify forward-looking statements. Forward-looking statements are not guarantees of future performance.

Forward-looking statements are based on currently available operating, financial and market information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to:

•
an economic downturn or economic uncertainty;
•
price volatility for supplies to our business as well as goods and services in our industry;
•
mismatch of supply and demand, interruptions of supply lines, inefficient or overloaded logistics platforms, among other factors which may cause the markets for the inputs to our business to fail to operate effectively or efficiently (including sectoral price inflation);
•
general inflation, including wage inflation and a rise in energy prices;
•
monetary and other policy interventions by governments and central banks aimed at decreasing aggregate demand, including the increase of interest rates;
•
shortages of skilled labor, increased labor costs, or a failure to maintain good relations with our workforce;
•
impacts from any international conflicts or other geopolitical events, including the current conflict between Russia and Ukraine;
•
the COVID-19 coronavirus pandemic, the governmental reaction to COVID-19 and the related significant global volatility in general economic activity
•
being prevented from operating our manufacturing facilities, maintenance shops, wheel shops or other worksites due to the illness of our employees, “stay-at-home” regulations, and employee reluctance to appear for work for many different reasons including the implementation of any government-imposed vaccination or testing mandates;
•
equipment failures, technological failures, costs and inefficiencies associated with changing of production lines, or transfer of production between facilities;
•
a sustained decrease in, or uncertainty about, aggregate demand;
•
changes in our product mix or revenue due to shifts in demand;
•
the cyclical nature of our business;
•
changes in demand for our railcar equipment and services;
•
the loss of, or reduction of, business from one or more of our limited number of customers;
•
our ability to realize the anticipated benefits of our enhanced leasing strategy;
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

(In millions, except number of shares which are reflected in thousands, unaudited)

	November 30, 2022	August 31, 2022
Assets
Cash and cash equivalents	$263.3	$543.0
Restricted cash	17.2	16.1
Accounts receivable, net	495.6	501.2
Income tax receivable	28.9	39.8
Inventories	874.9	815.3
Leased railcars for syndication	272.5	111.1
Equipment on operating leases, net	836.2	770.9
Property, plant and equipment, net	617.6	645.2
Investment in unconsolidated affiliates	94.2	92.5
Intangibles and other assets, net	189.0	189.1
Goodwill	127.7	127.3
	$3,817.1	$3,851.5
Liabilities and Equity
Revolving notes	$290.5	$296.6
Accounts payable and accrued liabilities	676.5	725.1
Deferred income taxes	49.8	68.6
Deferred revenue	53.2	35.3
Notes payable, net	1,301.5	1,269.1

Commitments and contingencies (Note 15)

Contingently redeemable noncontrolling interest	27.7	27.7

Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 32,783 and 32,603 shares outstanding at November 30, 2022 and August 31, 2022	—	—
Additional paid-in capital	425.6	424.8
Retained earnings	871.9	897.7
Accumulated other comprehensive loss	(31.7)	(45.6)
Total equity – Greenbrier	1,265.8	1,276.9
Noncontrolling interest	152.1	152.2
Total equity	1,417.9	1,429.1
	$3,817.1	$3,851.5

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Operations

(In millions, except number of shares which are reflected in thousands and per share amounts, unaudited)

	Three Months Ended November 30,
	2022	2021
Revenue
Manufacturing	$646.5	$452.5
Maintenance Services	85.5	72.4
Leasing & Management Services	34.5	25.8
	766.5	550.7
Cost of revenue
Manufacturing	604.5	421.6
Maintenance Services	79.6	71.2
Leasing & Management Services	12.9	10.3
	697.0	503.1
Margin	69.5	47.6
Selling and administrative expense	53.4	44.3
Net gain on disposition of equipment	(3.3)	(8.5)
Impairment of long-lived assets	24.2	—
Earnings (loss) from operations	(4.8)	11.8
Other costs
Interest and foreign exchange	19.6	12.6
Loss before income tax and earnings from unconsolidated affiliates	(24.4)	(0.8)
Income tax benefit	3.8	1.4
Earnings (loss) before earnings from unconsolidated affiliates	(20.6)	0.6
Earnings from unconsolidated affiliates	3.3	5.0
Net earnings (loss)	(17.3)	5.6
Net loss attributable to noncontrolling interest	0.6	5.2
Net earnings (loss) attributable to Greenbrier	$(16.7)	$10.8
Basic earnings (loss) per common share	$(0.51)	$0.33
Diluted earnings (loss) per common share	$(0.51)	$0.32
Weighted average common shares:
Basic	32,719	32,510
Diluted	32,719	33,570

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Comprehensive Loss

(In millions, unaudited)

	Three Months Ended November 30,
	2022	2021
Net earnings (loss)	$(17.3)	$5.6

Other comprehensive income (loss)
Translation adjustment	5.5	(13.9)
Reclassification of derivative financial instruments recognized in net earnings (loss)[1]	(0.5)	1.0
Unrealized gain (loss) on derivative financial instruments[2]	8.9	(3.2)
Other (net of tax effect)	—	(0.1)
	13.9	(16.2)
Comprehensive loss	(3.4)	(10.6)
Comprehensive loss attributable to noncontrolling interest	0.6	5.2
Comprehensive loss attributable to Greenbrier	$(2.8)	$(5.4)

1 Net of tax effect of $0.3 million and ($0.5 million) for the three months ended November 30, 2022 and 2021.

2 Net of tax effect of ($3.0 million) and $1.0 million for the three months ended November 30, 2022 and 2021.

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Equity

(In millions, except per share amounts, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2022	32.6	$424.8	$897.7	$(45.6)	$1,276.9	$152.2	$1,429.1	$27.7
Net loss	—	—	(16.7)	—	(16.7)	(0.6)	(17.3)	—
Other comprehensive income, net	—	—	—	13.9	13.9	—	13.9	—
Restricted stock awards (net of cancellations)	0.2	8.5	—	—	8.5	—	8.5	—
Unamortized restricted stock	—	(10.9)	—	—	(10.9)	—	(10.9)	—
Stock based compensation expense	—	3.2	—	—	3.2	—	3.2	—
Noncontrolling interest adjustments	—	—	—	—	—	5.5	5.5	—
Joint venture partner distribution declared	—	—	—	—	—	(5.0)	(5.0)	—
Cash dividends ($0.27 per share)	—	—	(9.1)	—	(9.1)	—	(9.1)
Balance November 30, 2022	32.8	$425.6	$871.9	$(31.7)	$1,265.8	$152.1	$1,417.9	$27.7

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2021	32.4	$469.7	$881.7	$(43.7)	$1,307.7	$168.7	$1,476.4	$29.7
Cumulative effect adjustment due to adoption of ASU 2020-06	—	(58.8)	4.9	—	(53.9)	—	(53.9)	—
Net earnings	—	—	10.8	—	10.8	(5.2)	5.6	—
Other comprehensive income, net	—	—	—	(16.2)	(16.2)	—	(16.2)	—
Noncontrolling interest adjustments	—	—	—	—	—	(0.2)	(0.2)	—
Joint venture partner distribution declared	—	—	—	—	—	(0.6)	(0.6)	—
Restricted stock awards (net of cancellations)	0.1	10.5	—	—	10.5	—	10.5	—
Unamortized restricted stock	—	(14.0)	—	—	(14.0)	—	(14.0)	—
Stock based compensation expense	—	1.1	—	—	1.1	—	1.1	—
Cash dividends ($0.27 per share)	—	—	(8.7)	—	(8.7)	—	(8.7)	—
Balance November 30, 2021	32.5	$408.5	$888.7	$(59.9)	$1,237.3	$162.7	$1,400.0	$29.7

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Cash Flows

(In millions, unaudited)

	Three Months Ended November 30,
	2022	2021
Cash flows from operating activities
Net earnings (loss)	$(17.3)	$5.6
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Deferred income taxes	(19.0)	(4.8)
Depreciation and amortization	26.0	25.4
Net gain on disposition of equipment	(3.3)	(8.5)
Stock based compensation expense	3.2	1.1
Impairment of long-lived assets	24.2	—
Noncontrolling interest adjustments	5.5	(0.3)
Other	0.9	0.7
Decrease (increase) in assets:
Accounts receivable, net	8.1	(92.8)
Income tax receivable	10.9	5.9
Inventories	(56.3)	(64.4)
Leased railcars for syndication	(195.3)	(29.5)
Other assets	(7.0)	(5.9)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(53.7)	(24.1)
Deferred revenue	17.6	(5.1)
Net cash used in operating activities	(255.5)	(196.7)
Cash flows from investing activities
Proceeds from sales of assets	13.8	28.0
Capital expenditures	(57.0)	(186.9)
Investments in and advances to / repayments from unconsolidated affiliates	0.9	0.2
Cash distribution to / from unconsolidated affiliates and other	(0.7)	—
Net cash used in investing activities	(43.0)	(158.7)
Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	(83.4)	147.6
Proceeds from revolving notes with maturities longer than 90 days	110.0	—
Repayments of revolving notes with maturities longer than 90 days	(35.0)	—
Proceeds from issuance of notes payable	41.0	—
Repayments of notes payable	(9.2)	(2.0)
Debt issuance costs	—	(1.2)
Dividends	(9.3)	(9.3)
Cash distribution to joint venture partner	(2.5)	(1.0)
Tax payments for net share settlement of restricted stock	(2.3)	(3.4)
Net cash provided by financing activities	9.3	130.7
Effect of exchange rate changes	10.6	(8.8)
Decrease in cash and cash equivalents and restricted cash	(278.6)	(233.5)
Cash and cash equivalents and restricted cash
Beginning of period	559.1	671.4
End of period	$280.5	$437.9
Balance sheet reconciliation
Cash and cash equivalents	$263.3	$410.8
Restricted cash	17.2	27.1
Total cash and cash equivalents and restricted cash as presented above	$280.5	$437.9
Cash paid during the period for
Interest	$18.0	$10.6
Income taxes paid (received), net	$7.6	$(0.7)
Non-cash activity
Transfers between Leased railcars for syndication and Inventories and Equipment on operating leases, net	$33.3	$(13.8)
Capital expenditures accrued in Accounts payable and accrued liabilities	$3.9	$1.6
Change in Accounts payable and accrued liabilities associated with dividends declared	$(0.2)	$(0.6)
Change in Accounts payable and accrued liabilities associated with cash distributions to joint venture partner	$2.5	$0.4

The accompanying notes are an integral part of these financial statements

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) as of November 30, 2022 and for the three months ended November 30, 2022 and 2021 have been prepared to reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. The results of operations for the three months ended November 30, 2022 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2023.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these unaudited financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2022.

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

Reclassifications - Certain immaterial reclassifications have been made to the accompanying prior year Condensed Consolidated Financial Statements to conform to the current year presentation.

Initial Adoption of Accounting Standards

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The elective amendments provide expedients to contract modification, affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by this guidance apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (LIBOR) or another reference rate expected to be discontinued as a result of reference rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024. This guidance is not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024. During the fourth quarter of fiscal year 2022, the Company adopted the optional relief guidance provided under ASU 2020-04 after modifying certain debt to update the reference rate from LIBOR to the Secured Overnight Financing Rate (SOFR). This caused a temporary mismatch in our interest rate swap and debt for a period of time. The application of this expedient preserves the presentation of the derivatives consistent with past presentation. The Company will continue to assess the impact of the guidance and may apply other elections as applicable going forward.

Note 2 – Revenue Recognition

Contract balances

Contract assets primarily consist of unbilled receivables related to marine vessel construction for which the respective contracts do not yet permit billing at the reporting date, and railcar maintenance inventories. Contract liabilities primarily consist of customer prepayments for manufacturing, maintenance, and other management-type services, for which the Company has not yet satisfied the related performance obligations.

The contract balances are as follows:

(in millions)	Balance sheet classification	November 30, 2022	August 31, 2022	$ change
Contract assets	Accounts receivable, net	$1.0	$13.0	$(12.0)
Contract assets	Inventories	$7.5	$6.0	$1.5
Contract liabilities [1]	Deferred revenue	$49.2	$30.5	$18.7

1 Contract liabilities balance includes deferred revenue within the scope of Revenue from Contracts with Customers (Topic 606).

For the three months ended November 30, 2022 and 2021, the Company recognized $7.7 million and $9.6 million of revenue that was included in Contract liabilities as of August 31, 2022 and 2021.

Performance obligations

As of November 30, 2022, the Company has entered into contracts with customers for which revenue has not yet been recognized. The following table outlines estimated revenue related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(in millions)	November 30, 2022
Revenue type:
Manufacturing – Railcar sales	$2,721.5
Manufacturing – Marine	$55.6
Manufacturing – Sustainable conversions	$151.6
Management services	$122.0
Other	$12.3

Manufacturing – Railcars intended for syndication [1]	$469.0

1 Not a performance obligation as defined in Topic 606.

Based on current production and delivery schedules and existing contracts, approximately $2.0 billion of Railcar sales are expected to be recognized in the remaining nine months of 2023 while the remaining amount is expected to be recognized in 2024. The table above excludes estimated revenue to be recognized at the Company’s Brazilian manufacturing operations, as they are accounted for under the equity method.

Revenue amounts reflected in Railcars intended for syndication may be syndicated to third parties or held in the Company’s fleet depending on a variety of factors.

Marine revenue is expected to be recognized through 2024 as vessel construction is completed.

Sustainable conversions represent orders to modernize existing railcars and are expected to be recognized through 2023.

Management services includes management and maintenance services of which approximately 53% are expected to be performed through 2027 and the remaining amount through 2037.

Note 3 – Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in first-out method. Work-in-process includes material, labor and overhead. Finished goods includes completed wheels, parts and railcars not on lease or in transit. The following table summarizes the Company’s inventory balance:

(in millions)	November 30, 2022	August 31, 2022
Manufacturing supplies and raw materials	$669.0	$570.2
Work-in-process	142.8	183.3
Finished goods	77.9	75.9
Excess and obsolete adjustment	(14.8)	(14.1)
	$874.9	$815.3

Note 4 – Gunderson Facility

On November 17, 2022, as part of the Company's strategic review of the global business capacity footprint, the Company decided to permanently cease rail production at the Company’s Gunderson facility during 2023 and to explore alternatives to exit marine barge production in the first part of calendar 2024. Due to the change in future use of the facility, management assessed recoverability of Gunderson assets in accordance with the Company’s policy on impairment of long-lived assets. Based on an analysis of future undiscounted cash flows associated with these assets, management determined that the carrying value was not recoverable. The carrying amount of the Company’s long-lived assets at the Gunderson facility was $44.0 million and the fair value was $19.8 million as of the impairment date. The fair value was primarily determined based on estimated market prices of the assets and represented a Level 3 valuation in the fair value hierarchy. On January 5, 2023, the Company concluded that an impairment charge was necessary and $24.2 million was recorded in the Manufacturing segment as Impairment of long-lived assets within the Condensed Consolidated Statements of Operations for the quarter ended November 30, 2022. Although it is possible that costs and charges related to the cessation of production at the facility, such as exit costs, accelerated depreciation, and termination benefits may be incurred in future periods, the amount of any such costs and charges is not estimable at this time and the Company does not yet know if the amount of any such costs and charges will be material.

Note 5 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

(in millions)	November 30, 2022	August 31, 2022
Intangible assets subject to amortization:
Customer relationships	$87.5	$87.5
Accumulated amortization	(66.9)	(66.1)
Other intangibles	43.3	42.4
Accumulated amortization	(18.0)	(16.5)
	45.9	47.3
Intangible assets not subject to amortization	2.4	2.4
Prepaid and other assets	34.9	32.4
Operating lease ROU assets	52.7	54.2
Nonqualified savings plan investments	45.0	40.3
Debt issuance costs, net	7.8	8.7
Assets held for sale	0.3	3.8
	$189.0	$189.1

Amortization expense was $2.0 million and $3.1 million for the three months ended November 30, 2022 and 2021, respectively. Amortization expense for the years ending August 31, 2023, 2024, 2025, 2026 and 2027 is expected to be $8.3 million, $7.5 million, $6.5 million, $6.1 million and $5.3 million, respectively.

Note 6 – Revolving Notes

Senior secured credit facilities, consisting of four components, aggregated to $1.1 billion as of November 30, 2022. We had an aggregate of $213.4 million available to draw down under committed credit facilities as of November 30, 2022. This amount consists of $158.3 million available on the North American credit facility, $25.1 million on the European credit facilities and $30 million on the Mexican credit facilities.

As of November 30, 2022, a $600.0 million revolving line of credit, maturing August 2026, secured by substantially all the Company’s U.S. assets not otherwise pledged as security for term loans or the warehouse credit facility, existed to provide working capital and interim financing of equipment, principally for the Company’s U.S. and Mexican operations. Advances under this North American credit facility bear interest at SOFR plus 1.50% plus 0.10% as a SOFR adjustment or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of November 30, 2022, a $350.0 million non-recourse warehouse credit facility existed to support the operations of GBX Leasing. This facility remains undrawn at November 30, 2022. Advances under this facility bear interest at SOFR plus 1.85% plus 0.11% as a SOFR adjustment. The warehouse credit facility converts to a term loan in August 2025 and matures in August 2027.

As of November 30, 2022, lines of credit totaling $70.5 million secured by certain of the Company’s European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.6% and Euro Interbank Offered Rate (EURIBOR) plus 1.1% to EURIBOR plus 1.5%, were available for working capital needs of the Company’s European manufacturing operations. The European lines of credit include $34.2 million which is guaranteed by the Company. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from February 2023 through September 2024.

As of November 30, 2022, the Company’s Mexican railcar manufacturing operations had three lines of credit totaling $115.0 million for working capital needs. The first line of credit provides up to $30.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.75% to 4.25%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2024. The second line of credit provides up to $35.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.75%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2023. The third line of credit provides up to $50.0 million and matures in October 2024. Advances under this facility bear interest at LIBOR plus 4.25%.

Credit facility balances:

(in millions)	November 30, 2022	August 31, 2022

North America	$160.0	$160.0
Mexico	85.0	85.0
Europe	45.5	51.6
GBX Leasing	—	—
Total Revolving notes	$290.5	$296.6

Outstanding commitments under the North American credit facility included letters of credit which totaled $6.2 million and $6.9 million as of November 30, 2022 and August 31, 2022, respectively.

Note 7 – Accounts Payable and Accrued Liabilities

(in millions)	November 30, 2022	August 31, 2022
Trade payables	$386.2	$401.5
Other accrued liabilities	95.4	102.8
Operating lease liabilities	54.7	56.4
Accrued payroll and related liabilities	116.5	140.4
Accrued warranty	23.7	24.0
	$676.5	$725.1

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

Warranty accrual activity:

	Three Months Ended November 30,
(in millions)	2022	2021
Balance at beginning of period	$24.0	$27.9
Charged to cost of revenue, net	1.2	0.9
Payments	(1.6)	(1.0)
Currency translation effect	0.1	(0.3)
Balance at end of period	$23.7	$27.5

Note 9 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(in millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2022	$13.0	$(57.4)	$(1.2)	$(45.6)
Other comprehensive gain before reclassifications	8.9	5.5	—	14.4
Amounts reclassified from Accumulated other comprehensive loss	(0.5)	—	—	(0.5)
Balance, November 30, 2022	$21.4	$(51.9)	$(1.2)	$(31.7)

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Operations, with financial statement caption, were as follows:

	Three Months Ended November 30,
(in millions)	2022	2021	Financial Statement Caption
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$0.2	$1.3	Revenue and Cost of revenue
Interest rate swap contracts	(1.0)	0.2	Interest and foreign exchange
	(0.8)	1.5	Total before tax
	0.3	(0.5)	Income tax expense
	$(0.5)	$1.0	Net of tax

Note 10 – Earnings (Loss) Per Share

The shares used in the computation of basic and diluted earnings (loss) per common share are reconciled as follows:

	Three Months Ended November 30,
(In thousands)	2022	2021
Weighted average basic common shares outstanding (1)	32,719	32,510
Dilutive effect of 2.875% convertible notes due 2024 (3)	—	—
Dilutive effect of 2.875% convertible notes due 2028 (2)(4)	—	—
Dilutive effect of restricted stock units (2) (5)	—	1,060
Weighted average diluted common shares outstanding	32,719	33,570

(1) Restricted stock grants and restricted stock units that are considered participating securities, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position.

(2) The dilutive effect of common stock equivalents was excluded from the share calculation for the three months ended November 30, 2022 due to a net loss.

(3) The dilutive effect of the 2.875% Convertible notes due 2024 was excluded for the three months ended November 30, 2021 as they were considered anti-dilutive under the “if converted” method as further discussed below.

(4) The dilutive effect of the 2.875% Convertible notes due 2028 was excluded for the three months ended November 30, 2022 and 2021 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive. As these notes require cash settlement for the principal, only a premium is potentially dilutive under the "if converted" method as further discussed below.

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

For the three months ended November 30, 2022 and 2021, diluted EPS was calculated using the more dilutive of two methods. The first method includes the dilutive effect, using the treasury stock method, associated with restricted stock units that are not considered participating securities and performance based restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved. The second method supplements the first by also including the “if converted” effect of the 2.875% Convertible notes due 2024 and shares underlying the 2.875% Convertible notes due 2028, when there is a conversion premium. Under the “if converted” method, debt issuance and interest costs, both net of tax, associated with the convertible notes due 2024 are added back to net earnings and the share count is increased by the shares underlying the convertible notes. The dilutive effect of common stock equivalents was excluded from the share calculation for the three months ended November 30, 2022 due to a net loss.

	Three Months Ended November 30,
(in millions, except shares which are reflected in thousands, and per share amounts)	2022	2021
Net earnings (loss) attributable to Greenbrier	$(16.7)	$10.8
Weighted average basic common shares outstanding	32,719	32,510
Basic earnings (loss) per share	$(0.51)	$0.33

Net earnings (loss) attributable to Greenbrier	$(16.7)	$10.8
Add back:
Interest and debt issuance costs on the 2.875% convertible notes due 2024, net of tax	n/a	n/a
Earnings before interest and debt issuance costs on the 2.875% convertible notes due 2024	n/a	n/a
Weighted average diluted common shares outstanding	32,719	33,570
Diluted earnings (loss) per share	$(0.51)	$0.32

Note 11 – Stock Based Compensation

The value of stock based compensation awards is amortized as compensation expense from the date of grant through the earlier of the vesting period or in some instances the recipient’s eligible retirement date. Stock based compensation expense consists of restricted stock unit awards.

Stock based compensation expense was $3.2 million and $1.1 million for the three months ended November 30, 2022 and 2021, respectively. Compensation expense is recorded in Selling and administrative expense and Cost of revenue on the Consolidated Statements of Operations.

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

At November 30, 2022 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $77.4 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when in a loss position, or as Accounts receivable, net when in a gain position. As the contracts mature at various dates through October 2023, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At November 30, 2022 exchange rates, approximately $1.8 million of loss would be reclassified to revenue or cost of revenue in the next year.

At November 30, 2022, interest rate swap agreements maturing from September 2023 through January 2032 had notional amounts that aggregated to $473.6 million. The fair value of the contracts is included on the Consolidated Balance Sheets in Accounts payable and accrued liabilities when in a loss position, or in Accounts receivable, net when in a gain position. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At November 30, 2022 interest rates, approximately $11.6 million of gain would be reclassified to interest expense in the next year.

Fair Values of Derivative Instruments

(in millions)

	Asset Derivatives			Liability Derivatives
		November 30, 2022	August 31, 2022		November 30, 2022	August 31, 2022
	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$0.5	$0.6	Accounts payable and accrued liabilities	$1.1	$2.9
Interest rate swap contracts	Accounts receivable, net	30.2	20.8	Accounts payable and accrued liabilities	—	-
		$30.7	$21.4		$1.1	$2.9
Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$—	$—	Accounts payable and accrued liabilities	$—	$0.1

The Effect of Derivative Instruments on the Statements of Operations

(in millions)

Three Months Ended November 30, 2022 and 2021

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives three months ended November 30,
		2022	2021
Foreign forward exchange contract	Interest and foreign exchange	$—	$(0.3)

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives three months ended November 30,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income three months ended November 30,		Location of gain (loss) on derivative (amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (amount excluded from effectiveness testing) three months ended November 30,
	2022	2021		2022	2021		2022	2021
Foreign forward exchange contracts	$1.5	$(4.6)	Revenue	$(0.4)	$(0.2)	Revenue	$0.3	$0.2
Foreign forward exchange contracts	0.3	(1.3)	Cost of revenue	0.2	—	Cost of revenue	0.1	0.1
Interest rate swap contracts	10.4	1.7	Interest and foreign exchange	1.0	(1.3)	Interest and foreign exchange	—	—
	$12.2	$(4.2)		$0.8	$(1.5)		$0.4	$0.3

The following table presents the amounts in the Consolidated Statements of Operations in which the effects of the cash flow hedges are recorded and the effects of the cash flow hedge activity on these line items for the three months ended November 30, 2022 and 2021:

	For The Three Months Ended November 30,
	2022		2021
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$766.5	$(0.4)	$550.7	$(0.2)
Cost of revenue	$697.0	$0.2	$503.1	$—
Interest and foreign exchange	$19.6	$1.0	$12.6	$(1.3)

Note 13 – Segment Information

The Company operates in three reportable segments: Manufacturing; Maintenance Services; and Leasing & Management Services.

The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2022. Performance is evaluated based on Earnings (loss) from operations. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. The Company does not allocate Interest and foreign exchange or Income tax (expense) benefit for either external or internal reporting purposes. Intersegment sales and transfers are valued as if the sales or transfers were to third parties. Related revenue and margin are eliminated in consolidation and therefore are not included in consolidated results in the Company’s Consolidated Financial Statements.

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

For the three months ended November 30, 2022:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$646.5	$44.5	$691.0	$(3.4)	$4.0	$0.6
Maintenance Services	85.5	8.5	94.0	5.5	—	5.5
Leasing & Management Services	34.5	0.2	34.7	15.6	—	15.6
Eliminations	—	(53.2)	(53.2)	—	(4.0)	(4.0)
Corporate	—	—	—	(22.5)	—	(22.5)
	$766.5	$—	$766.5	$(4.8)	$—	$(4.8)

For the three months ended November 30, 2021:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$452.5	$39.4	$491.9	$12.3	$0.3	$12.6
Maintenance Services	72.4	2.7	75.1	(1.1)	—	(1.1)
Leasing & Management Services	25.8	0.3	26.1	17.2	—	17.2
Eliminations	—	(42.4)	(42.4)	—	(0.3)	(0.3)
Corporate	—	—	—	(16.6)	—	(16.6)
	$550.7	$—	$550.7	$11.8	$—	$11.8

	Total assets
(in millions)	November 30, 2022	August 31, 2022
Manufacturing	$1,861.7	$1,853.9
Maintenance Services	294.6	284.8
Leasing & Management Services	1,378.9	1,152.2
Unallocated, including cash	281.9	560.6
	$3,817.1	$3,851.5

Reconciliation of Earnings (loss) from operations to Loss before income tax and earnings from unconsolidated affiliates:

	Three Months Ended November 30,
(in millions)	2022	2021
Earnings (loss) from operations	$(4.8)	$11.8
Interest and foreign exchange	19.6	12.6
Loss before income tax and earnings from unconsolidated affiliates	$(24.4)	$(0.8)

Note 14 – Leases

Lessor

Equipment on operating leases is reported net of accumulated depreciation of $54.0 million and $48.6 million as of November 30, 2022 and August 31, 2022, respectively. Depreciation expense was $6.0 million and $5.1 million for the three months ended November 30, 2022 and 2021, respectively. In addition, certain railcar equipment leased-in by the Company on operating leases is subleased to customers under non-cancelable operating leases with lease terms ranging from one to approximately thirteen years. Operating lease rental revenues included in the Company’s Statements of Operations for the three months ended November 30, 2022 and 2021 was $19.6 million and $15.0 million, respectively, which included $4.8 million and $4.5 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements.

Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases at November 30, 2022, will mature as follows:

(in millions)
Remaining nine months of 2023	$39.1
2024	45.7
2025	37.2
2026	31.9
2027	27.9
Thereafter	55.6
$237.4

Lessee

The Company leases railcars, real estate, and certain equipment under operating and, to a lesser extent, finance lease arrangements. As of and for the three months ended November 30, 2022 and 2021, finance leases were not a material component of the Company's lease portfolio. The Company’s real estate and equipment leases have remaining lease terms ranging from less than one year to 76 years, with some including options to extend up to 15 years. The Company recognizes a lease liability and corresponding right-of-use (ROU) asset based on the present value of lease payments. To determine the present value of lease payments, as most of its leases do not provide a readily determinable implicit rate, the Company’s incremental borrowing rate is used to discount the lease payments based on information available at lease commencement date. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when estimating its incremental borrowing rate.

The components of operating lease costs were as follows:

	Three Months Ended November 30,
(in millions)	2022	2021
Operating lease expense	$3.1	$2.7
Short-term lease expense	1.9	1.2
Total	$5.0	$3.9

Aggregate minimum future amounts payable under operating leases having initial or remaining non-cancelable terms at November 30, 2022 will mature as follows:

(in millions)
Remaining nine months of 2023	$9.9
2024	11.4
2025	8.6
2026	7.4
2027	4.7
Thereafter	17.7
Total lease payments	$59.7
Less: Imputed interest	(5.0)
Total lease obligations	$54.7

The table below presents additional information related to the Company’s leases:

Weighted average remaining lease term:
Operating leases	11.0

Weighted average discount rate:
Operating leases	2.1%

Supplemental cash flow information related to leases were as follows:

(in millions)	Three months ended November 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.4
ROU assets obtained in exchange for new operating lease liabilities	$0.8

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

Separate from the process described above, which focused on the type of remediation to be performed at the Portland Harbor Site and the schedule for such remediation, 96 parties, including the State of Oregon and the federal government, are participating in a non-judicial, mediated allocation process to try to allocate costs associated with remediation of the Portland Harbor Site. Approximately 110 additional parties signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc. et al, U.S. District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has been stayed by the court until January 14, 2025.

The EPA's January 6, 2017 ROD identifies a clean-up remedy that the EPA estimates will take 13 years of active remediation, followed by 30 years of monitoring with an estimated undiscounted cost of $1.7 billion. The EPA typically expects its cost estimates to be accurate within a range of -30% to +50%, but this ROD states that changes in costs are likely to occur. The EPA has identified several Sediment Decision Units within the ROD cleanup area. One of the units, RM9W, includes the nearshore area of the river sediments offshore of the Portland Property as well as downstream of the facility. It also includes a portion of the Company’s riverbank. The ROD does not break down total remediation costs by Sediment Decision Unit. The EPA requested that potentially responsible parties enter AOCs during 2019 agreeing to conduct remedial design studies. Some parties have signed AOCs, including one party with respect to RM9W which includes the area offshore of the Portland Property. The Company has not signed an AOC in connection with remedial design, but is assisting in funding a portion of the RM9W remedial design.

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

On January 30, 2017 the Confederated Tribes and Bands of Yakama Nation sued 33 parties including the Company as well as the federal government and the State of Oregon for costs it incurred in assessing alleged natural resource damages to the Columbia River from contaminants deposited in Portland Harbor. Confederated Tribes and Bands of the Yakama Nation v. Air Liquide America Corp., et al., U.S. Court for the District of Oregon Case No. 3i17-CV-00164-SB. The complaint does not specify the amount of damages the plaintiff will seek. The case has been stayed until January 14, 2025.

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

As of November 30, 2022, the Company had outstanding letters of credit aggregating to $6.2 million associated with performance guarantees, facility leases and workers compensation insurance.

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

Assets and liabilities measured at fair value on a recurring basis as of November 30, 2022 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$30.7	$—	$30.7	$—
Nonqualified savings plan investments	45.0	45.0	—	—
Cash equivalents	59.9	59.9	—	—
	$135.6	$104.9	$30.7	$—
Liabilities:
Derivative financial instruments	$1.1	$—	$1.1	$—

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2022 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$21.4	$—	$21.4	$—
Nonqualified savings plan investments	40.3	40.3	—	—
Cash equivalents	119.4	119.4	—	—
	$181.1	$159.7	$21.4	$—
Liabilities:
Derivative financial instruments	$3.0	$—	$3.0	$—

(1)
Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 12 - Derivative Instruments for further discussion.

Note 17 – Related Party Transactions

The Company has a 41.9% interest in Axis, LLC (Axis), a joint venture. The Company purchased $2.7 million and $2.8 million of railcar components from Axis for the three months ended November 30, 2022 and 2021, respectively.

Note 18 – Subsequent Events

In January 2023 the Company acquired The Longwood Group's minority interest in GBX Leasing, which includes a portfolio of leased railcars, manufactured primarily by the Company. Subsequent to this transaction, GBX Leasing will operate as a wholly-owned subsidiary of the Company under our Leasing & Management Services segment. The carrying value of the noncontrolling interest in GBXL was $8.3 million at November 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in three reportable segments: Manufacturing; Maintenance Services; and Leasing & Management Services. Our segments are operationally integrated. The Manufacturing segment, which currently operates from facilities in the U.S., Mexico, Poland, Romania and Turkey, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Maintenance Services segment performs wheel and axle servicing, railcar maintenance and produces a variety of parts for the rail industry in North America. The Leasing & Management Services segment, owns approximately 14,100 railcars as of November 30, 2022. We also provide management services for approximately 408,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America as of November 30, 2022. Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil.

During the first quarter, a few key trends continued to impact our business which we believe are reflected in our results for the three months ended November 30, 2022. We have continued to see strong demand in the marketplace, however inflation, rising interest rates, supply chain challenges, and congestion persisted and continue to demand concerted management focus for successful execution across the business. Manufacturing was impacted by supply chain issues, negatively impacting gross margin in the quarter. We believe that despite these challenges and growing concerns of a recession and economic slowdown in the near future, we continue to be optimistic about 2023 and are proud of the following accomplishments during the quarter ended November 30, 2022:

•
Revenue increased by $215.8 million and 39.2% compared to the same period last year driven by a 21.6% increase in railcar deliveries.
•
Obtained new railcar orders of 5,600 units valued at approximately $0.7 billion during the three months ended November 30, 2022.
•
Increased our lease fleet during the three months ended November 30, 2022 by 1,900 units to 14,100 units.
•
Subsequent to quarter end, we acquired the minority interest in GBX Leasing, and now wholly own our lease fleet.

Our backlog remains strong with railcar deliveries and marine deliveries into 2024. Our railcar backlog was 28,300 units with an estimated value of $3.4 billion as of November 30, 2022. Backlog units for lease may be syndicated to third parties or held in our lease fleet depending on a variety of factors. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix and pricing will be determined in the future, which may impact backlog. Approximately 5% of backlog units and estimated backlog value as of November 30, 2022 was associated with our Brazilian manufacturing operations which is accounted for under the equity method. Marine backlog as of November 30, 2022 was approximately $56 million.

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

On November 17, 2022, as part of the our strategic review of the global business capacity footprint, we decided to permanently cease rail production at our Gunderson facility during 2023 and to explore alternatives to exit marine barge production in the first part of calendar 2024. Due to the change in future use of the facility, management assessed recoverability of Gunderson assets in accordance with our policy on impairment of long-lived assets. Based on an analysis of future undiscounted cash flows associated with these assets, we determined that the carrying value was not recoverable. On January 5, 2023, management concluded that an impairment charge was necessary and $24.2 million was recorded in the Manufacturing segment as Impairment of long-lived assets within the Condensed Consolidated Statements of Operations for the quarter ended November 30, 2022. Although it is possible that costs and charges related to the cessation of production at the facility, such as exit costs, accelerated depreciation, and termination benefits may be incurred in future periods, the amount of any such costs and charges is not estimable at this time and we do not yet know if the amount of any such costs and charges will be material.

As described in Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2022, the items described above may have a material negative impact on our business, liquidity, results of operations and stock price. Beyond these general observations, we are unable to predict when, how, or with what magnitude these items will impact our business.

Three Months Ended November 30, 2022 Compared to the Three Months Ended November 30, 2021

Overview

Revenue, Cost of revenue, Margin and Earnings (loss) from operations (operating profit or loss) presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three Months Ended November 30,
(in millions, except per share amounts)	2022	2021
Revenue:
Manufacturing	$646.5	$452.5
Maintenance Services	85.5	72.4
Leasing & Management Services	34.5	25.8
	766.5	550.7
Cost of revenue:
Manufacturing	604.5	421.6
Maintenance Services	79.6	71.2
Leasing & Management Services	12.9	10.3
	697.0	503.1
Margin:
Manufacturing	42.0	30.9
Maintenance Services	5.9	1.2
Leasing & Management Services	21.6	15.5
	69.5	47.6
Selling and administrative	53.4	44.3
Net gain on disposition of equipment	(3.3)	(8.5)
Impairment of long-lived assets	24.2	—
Earnings (loss) from operations	(4.8)	11.8
Interest and foreign exchange	19.6	12.6
Loss before income tax and earnings from unconsolidated affiliates	(24.4)	(0.8)
Income tax benefit	3.8	1.4
Earnings (loss) before earnings from unconsolidated affiliates	(20.6)	0.6
Earnings from unconsolidated affiliates	3.3	5.0
Net earnings (loss)	(17.3)	5.6
Net loss attributable to noncontrolling interest	0.6	5.2
Net earnings (loss) attributable to Greenbrier	$(16.7)	$10.8
Diluted earnings (loss) per common share	$(0.51)	$0.32

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

	Three Months Ended November 30,
(in millions)	2022	2021
Operating profit (loss):
Manufacturing	$(3.4)	$12.3
Maintenance Services	5.5	(1.1)
Leasing & Management Services	15.6	17.2
Corporate	(22.5)	(16.6)
	$(4.8)	$11.8

Consolidated Results

	Three Months Ended November 30,		Increase	%
(in millions)	2022	2021	(Decrease)	Change
Revenue	$766.5	$550.7	$215.8	39.2%
Cost of revenue	$697.0	$503.1	$193.9	38.5%
Margin (%)	9.1%	8.6%	0.5%	*
Net earnings (loss) attributable to Greenbrier	$(16.7)	$10.8	$(27.5)	(254.6%)

* Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 39.2% increase in revenue for the three months ended November 30, 2022 as compared to the three months ended November 30, 2021 was primarily due to a 42.9% increase in Manufacturing revenue. The increase in Manufacturing revenue was primarily attributed to a 21.6% increase in railcar deliveries.

The 38.5% increase in cost of revenue for the three months ended November 30, 2022 as compared to the three months ended November 30, 2021 was primarily due to a 43.4% increase in Manufacturing cost of revenue. The increase in Manufacturing cost of revenue was primarily attributed to a 21.6% increase in railcar deliveries and higher material costs during the three months ended November 30, 2022.

Margin as a percentage of revenue was 9.1% and 8.6% for the three months ended November 30, 2022 and 2021, respectively. The overall margin as a percentage of revenue was positively impacted by improved margin as a percentage of revenue at our Maintenance Services segment. This was partially offset by decreased margin as a percent of revenue in our Manufacturing segment due to higher costs associated with outsourcing to support the volume and mix of production as well as some production issues.

The $27.5 million decrease in net earnings (loss) attributable to Greenbrier for the three months ended November 30, 2022 as compared to the three months ended November 30, 2021 was primarily due to the following:

•
The impairment of long-lived assets at our Gunderson facility for the three months ended November 30, 2022.
•
An increase in Selling and administrative expense for the three months ended November 30, 2022 primarily attributed to an increase in employee related costs.
•
An increase in Interest and foreign exchange for the three months ended November 30, 2022 primarily attributed to an increase in interest expense from higher borrowing and interest rates.
•
A larger loss attributable to noncontrolling interest for the three months ended November 30, 2021.

Manufacturing Segment

	Three Months Ended November 30,		Increase	%
(In millions, except railcar deliveries)	2022	2021	(Decrease)	Change
Revenue	$646.5	$452.5	$194.0	42.9%
Cost of revenue	$604.5	$421.6	$182.9	43.4%
Margin (%)	6.5%	6.8%	(0.3%)	*
Operating profit (loss) ($)	$(3.4)	$12.3	$(15.7)	(127.6%)
Operating profit (loss) (%)	(0.5%)	2.7%	(3.2%)	*
Deliveries	4,500	3,700	800	21.6%

* Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of freight railcars and from the conversion of existing or in-service railcars through our facilities in North America and Europe. We also manufacture a broad range of ocean-going and river barges for transporting merchandise between ports within the United States.

Manufacturing revenue increased $194.0 million or 42.9% for the three months ended November 30, 2022 compared to the three months ended November 30, 2021. The increase in revenue was primarily attributed to a 21.6% increase in railcar deliveries. The increase was also due to the additional revenue associated with an increase in material and other input costs during the three months ended November 30, 2022, as many of our customer contracts include price escalation provisions when certain of our manufacturing costs increase.

Manufacturing cost of revenue increased $182.9 million or 43.4% for the three months ended November 30, 2022 compared to the three months ended November 30, 2021. The increase in cost of revenue was primarily attributed to a 21.6% increase in the volume of railcar deliveries and higher than anticipated costs associated with outsourcing to support the volume and mix of production as well as some production issues during the three months ended November 30, 2022.

Manufacturing margin as a percentage of revenue decreased 0.3% for the three months ended November 30, 2022 compared to the three months ended November 30, 2021. The decrease in margin percentage for the three months ended November 30, 2022 was primarily attributed to higher costs associated with outsourcing to support the volume and mix of production as well as some production issues.

Manufacturing operating profit (loss) decreased $15.7 million for the three months ended November 30, 2022 compared to the three months ended November 30, 2021. The operating loss was primarily attributed to the impairment of long-lived assets at our Gunderson facility, partially offset by increased deliveries for the three months ended November 30, 2022.

Maintenance Services Segment

	Three Months Ended November 30,		Increase	%
(in millions)	2022	2021	(Decrease)	Change
Revenue	$85.5	$72.4	$13.1	18.1%
Cost of revenue	$79.6	$71.2	$8.4	11.8%
Margin (%)	6.9%	1.7%	5.2%	*
Operating profit (loss) ($)	$5.5	$(1.1)	$6.6	*
Operating profit (loss) (%)	6.4%	(1.5%)	7.9%	*

* Not meaningful

Our Maintenance Services segment primarily generates revenue from railcar component manufacturing and servicing and from providing railcar maintenance services.

Maintenance Services revenue increased $13.1 million or 18.1% for the three months ended November 30, 2022 compared to the three months ended November 30, 2021. The increase was primarily attributed to operating at higher volumes.

Maintenance Services cost of revenue increased $8.4 million or 11.8% for the three months ended November 30, 2022 compared to the three months ended November 30, 2021. The increase was primarily due to higher costs associated with operating at higher volumes.

Maintenance Services margin as a percentage of revenue increased 5.2% for the three months ended November 30, 2022 compared to the three months ended November 30, 2021. The increase in margin percentage was primarily attributed to improved efficiencies. This was partially offset by lower scrap metal pricing during the three months ended November 30, 2022.

Maintenance Services operating profit increased $6.6 million for the three months ended November 30, 2022 compared to the three months ended November 30, 2021. The increase in operating profit was primarily attributed to higher volumes and improved efficiencies.

Leasing & Management Services Segment

	Three Months Ended November 30,		Increase	%
(in millions)	2022	2021	(Decrease)	Change
Revenue	$34.5	$25.8	$8.7	33.7%
Cost of revenue	$12.9	$10.3	$2.6	25.2%
Margin (%)	62.6%	60.1%	2.5%	*
Operating profit ($)	$15.6	$17.2	$(1.6)	(9.3%)
Operating profit (%)	45.2%	66.7%	(21.5%)	*

* Not meaningful

Our Leasing & Management Services segment generates revenue from leasing railcars from our lease fleet, providing various management services, syndication revenue associated with leases attached to new railcar sales, and interim rent on leased railcars for syndication.

Leasing & Management Services revenue increased $8.7 million or 33.7% for the three months ended November 30, 2022 compared to the three months ended November 30, 2021. The increase was primarily attributed to higher lease rents due to a larger fleet and higher lease rates and higher interim rent on railcars held for sale.

Leasing & Management Services cost of revenue increased $2.6 million or 25.2% for the three months ended November 30, 2022 compared to the three months ended November 30, 2021. The increase was primarily due to higher costs from the additions to our lease fleet.

Leasing & Management Services margin as a percentage of revenue increased 2.5% for the three months ended November 30, 2022 compared to the three months ended November 30, 2021. The increase in margin percentage was primarily attributed to growth in the lease fleet.

Leasing & Management Services operating profit decreased $1.6 million for the three months ended November 30, 2022 compared to the three months ended November 30, 2021. The decrease was primarily attributed to a reduction in net gain on disposition of equipment for the three months ended November 30, 2022.

Selling and Administrative Expense

	Three Months Ended November 30,		Increase	%
(in millions)	2022	2021	(Decrease)	Change
Selling and administrative expense	$53.4	$44.3	$9.1	20.5%

Selling and administrative expense was $53.4 million or 7.0% of revenue for the three months ended November 30, 2022 compared to $44.3 million or 8.0% of revenue for the prior comparable period. The $9.1 million increase was primarily attributed to an increase in employee related costs.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment primarily includes the sale of assets from our lease fleet (Equipment on operating leases, net) and disposition of property, plant and equipment. Assets are periodically sold in the normal course of business in order to accommodate customer demand and to manage risk and liquidity.

Net gain on disposition of equipment was $3.3 million for the three months ended November 30, 2022 compared to $8.5 million for the three months ended November 30, 2021.

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

	Three Months Ended November 30,		Increase
(in millions)	2022	2021	(Decrease)
Interest and foreign exchange:
Interest and other expense	$17.8	$11.3	$6.5
Foreign exchange loss	1.8	1.3	0.5
	$19.6	$12.6	$7.0

The $7.0 million increase in interest and foreign exchange expense for the three months ended November 30, 2022 compared to the three months ended November 30, 2021 was attributed to an increase in interest expense from higher interest rates and levels of borrowings.

Income Tax

For the three months ended November 30, 2022, we had income tax benefit of $3.8 million on a pre-tax loss of $24.4 million. The tax benefit was attributed to a net favorable discrete impact related to the impairment of long-lived assets at our Gunderson facility, partially offset by changes in foreign currency exchange rates and inflationary adjustments at our U.S. Dollar denominated foreign operations.

For the three months ended November 30, 2021, we had an income tax benefit of $1.4 million on pre-tax loss of $0.8 million. The tax benefit for the three months ended November 30, 2021 included net favorable discrete tax benefits related to changes in foreign currency exchange rates for our U.S. Dollar denominated foreign operations

The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year and may be positively or negatively impacted by adjustments that are required to be reported in the quarter. The effective tax rate can fluctuate year-to-year due to changes in the mix of foreign and domestic pre-tax earnings. It can also fluctuate with changes in the proportion of pre-tax earnings attributable to our Mexican railcar manufacturing joint venture. The joint venture is treated as a partnership for tax purposes and, as a result, the partnership’s entire pre-tax earnings are included in earnings (loss) before income taxes and earnings from unconsolidated affiliates, whereas only our 50% share of the tax is included in Income tax benefit.

Earnings From Unconsolidated Affiliates

Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil. We record the results from these unconsolidated affiliates on an after-tax basis.

Earnings from unconsolidated affiliates were $3.3 million and $5.0 million for the three months ended November 30, 2022 and 2021, respectively. The decrease was primarily related to lower profitability at our Brazil operations.

Noncontrolling Interest

Net loss attributable to noncontrolling interest was $0.6 million and $5.2 million for the three months ended November 30, 2022 and 2021, respectively. Net loss attributable to noncontrolling interest primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

Liquidity and Capital Resources

	Three Months Ended November 30,
(in millions)	2022	2021
Net cash used in operating activities	$(255.5)	$(196.7)
Net cash used in investing activities	(43.0)	(158.7)
Net cash provided by financing activities	9.3	130.7
Effect of exchange rate changes	10.6	(8.8)
Decrease in cash and cash equivalents and restricted cash	$(278.6)	$(233.5)

We have been financed through cash generated from operations and borrowings. At November 30, 2022 cash and cash equivalents and restricted cash were $280.5 million, a decrease of $278.6 million from $559.1 million at August 31, 2022.

Cash Flows From Operating Activities

The change in cash used in operating activities for the three months ended November 30, 2022 compared to the three months ended November 30, 2021 was primarily due to increases in railcars held for syndication and a net increase in working capital associated with increased production rates and from higher material and other input costs.

Cash Flows From Investing Activities

Cash used in investing activities primarily related to capital expenditures net of proceeds from the sale of assets and investment activity with our unconsolidated affiliates. The change in cash used in investing activities for the three months ended November 30, 2022 compared to the three months ended November 30, 2021 was primarily attributable to a decrease in capital expenditures in comparison to the prior year due to the acquisition of a lease fleet during the three months ended November 30, 2021.

	Three Months Ended November 30,
(in millions)	2022	2021
Capital expenditures:
Leasing & Management Services	$(46.1)	$(181.9)
Manufacturing	(10.4)	(4.5)
Maintenance Services	(1.1)	(0.5)
Total capital expenditures (gross)	$(57.6)	$(186.9)
Proceeds from sales of assets	13.8	28.0
Total capital expenditures (net of proceeds)	$(43.8)	$(158.9)

Capital expenditures primarily relate to additions to our lease fleet and on-going investments into the safety and productivity of our facilities. Proceeds from the sale of assets primarily relate to sales of railcars from our lease fleet within Leasing & Management Services. Assets from our lease fleet are periodically sold in the normal course of business to accommodate customer demand and to manage risk and liquidity. Proceeds from sales of assets are expected to be approximately $110 million for 2023.

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

Cash Flows From Financing Activities

The change in cash provided by financing activities for the three months ended November 30, 2022 compared to the three months ended November 30, 2021 was primarily attributed to proceeds from debt, net of repayments.

Dividend & Share Repurchase Program

A quarterly dividend of $0.27 per share was declared on January 5, 2023.

The Board of Directors has authorized our company to repurchase shares of our common stock. The amount remaining for repurchase was $100.0 million as of November 30, 2022. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time to time. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The program may be modified, suspended or discontinued at any time without prior notice. The share repurchase program does not obligate us to acquire any specific number of shares in any period. There were no shares repurchased under the share repurchase program during the three months ended November 30, 2022 and 2021. In January 2023 the expiration date of this share repurchase program was extended from January 31, 2023 to January 31, 2025.

Cash, Borrowing Availability and Credit Facilities

As of November 30, 2022, we had $263.3 million in Cash and cash equivalents and $213.4 million in available borrowings. Our current cash balance is part of our strategy to maintain strong liquidity to respond to current uncertainties.

Senior secured credit facilities, consisting of four components, aggregated to $1.1 billion as of November 30, 2022. We had an aggregate of $213.4 million available to draw down under committed credit facilities as of November 30, 2022. This amount consists of $158.3 million available on the North American credit facility, $25.1 million on the European credit facilities and $30 million on the Mexican credit facilities.

As of November 30, 2022, a $600.0 million revolving line of credit, maturing August 2026, secured by substantially all our U.S. assets not otherwise pledged as security for term loans or the warehouse credit facility, existed to provide working capital and interim financing of equipment, principally for our U.S. and Mexican operations. Advances under this North American credit facility bear interest at SOFR plus 1.50% plus 0.10% as a SOFR adjustment or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

As of November 30, 2022, a $350.0 million non-recourse warehouse credit facility existed to support the operations of GBX Leasing. This facility remains undrawn at November 30, 2022. Advances under this facility bear interest at SOFR plus 1.85% plus 0.11% as a SOFR adjustment. The warehouse credit facility converts to a term loan in August 2025 and matures in August 2027.

As of November 30, 2022, lines of credit totaling $70.5 million secured by certain of our European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.6% and Euro Interbank Offered Rate (EURIBOR) plus 1.1% to EURIBOR plus 1.5%, were available for working capital needs of our European manufacturing operations. The European lines of credit include $34.2 million which are guaranteed by us. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from February 2023 through September 2024.

As of November 30, 2022, our Mexican railcar manufacturing operations had three lines of credit totaling $115.0 million for working capital needs. The first line of credit provides up to $30.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.75% to 4.25%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2024. The second line of credit provides up to $35.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.75%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2023. The third line of credit provides up to $50.0 million and matures in October 2024. Advances under this facility bear interest at LIBOR plus 4.25%.

Credit facility balances:

(in millions)	November 30, 2022	August 31, 2022

North America	$160.0	$160.0
Mexico	85.0	85.0
Europe	45.5	51.6
GBX Leasing	—	—
Total Revolving notes	$290.5	$296.6

Outstanding commitments under the North American credit facility included letters of credit which totaled $6.2 million and $6.9 million as of November 30, 2022 and August 31, 2022, respectively.

Other Information

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into financing leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of November 30, 2022, we were in compliance with all such restrictive covenants.

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

To mitigate the exposure to changes in interest rates, we have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $473.6 million of variable rate debt to fixed rate debt as of November 30, 2022.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires judgment on the part of management to arrive at estimates and assumptions on matters that are inherently uncertain. These estimates may affect the amount of assets, liabilities, revenue and expenses reported in the financial statements and accompanying notes and disclosure of contingent assets and liabilities within the financial statements. Estimates and assumptions are periodically evaluated and may be adjusted in future periods. Actual results could differ from those estimates.

Impairment of long-lived assets - We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When such events or changes in circumstances occur, a recoverability test is performed based upon estimated undiscounted cash flows expected to be realized over the remaining useful life of the asset group. If the carrying amount of an asset group exceeds the estimated undiscounted future cash flows, an impairment would be measured as the difference between the fair value of the asset group and the carrying amount of the asset group.

An asset group is generally established by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets. Determining whether a long-lived asset is impaired requires various estimates and assumptions, including whether a triggering event has occurred, the identification of asset groups, and the determination of the fair value of real and personal property. Estimates of future cash flows are by nature highly uncertain and contemplate factors that may change over time. During the quarter ended November 30, 2022, a $24.2 million pre-tax impairment charge was recorded as Impairment of long-lived assets within the Condensed Consolidated Statements of Operations. For further information, see Note 4 to the Condensed Consolidated Financial Statements.

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

As of November 30, 2022, our goodwill balance was $127.7 million of which $84.7 million related to our Manufacturing segment and $43.0 million related to our Maintenance Services segment. Our Manufacturing segment includes the North America Manufacturing reporting unit with a goodwill balance of $56.6 million; and the Europe Manufacturing reporting unit with a goodwill balance of $28.1 million.

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

These estimates are inherently uncertain as they are based on historical data for existing products and judgment for new products. If warranty claims are made in the current period for issues that have not historically been the subject of warranty claims and were not taken into consideration in establishing the accrual or if claims for issues already considered in establishing the accrual exceed expectations, warranty expense may exceed the accrual for that particular product. Conversely, there is the possibility that claims may be lower than estimates. The warranty accrual is periodically reviewed and updated based on warranty trends. However, as we cannot predict future claims, the potential exists for the difference in any one reporting period to be material. For further information regarding our warranty accrual, see Note 8 to the Condensed Consolidated Financial Statements.

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

Judgments used in determining if a liability is estimable are subjective and based on known facts and our historic experience. If further developments in or resolution of an environmental matter result in facts and circumstances that differ from those assumptions used to develop these reserves, the accrual for environmental remediation could be materially understated or overstated. Due to the uncertain nature of environmental matters, there can be no assurance that we will not become involved in future litigation or other proceedings or, if we were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to us. For further information regarding our environmental costs, see Note 15 to the Condensed Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecasted foreign currency sales and expenses. At November 30, 2022 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $77.4 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact of a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At November 30, 2022, net assets of foreign subsidiaries aggregated $151.9 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $15.2 million, or 1.2% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $473.6 million of variable rate debt to fixed rate debt. Notwithstanding these interest rate swap agreements, we are still exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At November 30, 2022, 77% of our outstanding debt had fixed rates and 23% had variable rates. At November 30, 2022, a uniform 10% increase in variable interest rates would result in approximately $2.1 million of additional annual interest expense.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022.

Ongoing Remediation of Previously Identified Material Weakness

With the oversight of senior management and our Audit Committee, we have identified controls and begun implementing our remediation plan to address the material weakness mentioned above. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2023.

Changes in Internal Control over Financial Reporting

Except for the changes in connection with our implementation of the remediation plans above, there have been no changes in our internal control over financial reporting during the quarter ended November 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 15 to Consolidated Financial Statements, Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2022. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended August 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. The amount remaining for repurchase was $100.0 million as of November 30, 2022. There were no share repurchases during the three months ended November 30, 2022 under this program. In January 2023 the expiration date of this share repurchase program was extended from January 31, 2023 to January 31, 2025.

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

THE GREENBRIER COMPANIES, INC.

Date:	January 6, 2023	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President,
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)