Form 10-Q
period 2023-02-28
GREENBRIER COMPANIES INC
filed 2023-04-10
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 28, 2023

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, without par value, outstanding on April 5, 2023 was 31,922,937 shares.

FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements, other than statements of historical fact included in this report, concerning our plans, objectives, goals, strategies, future events, future performance, financing needs, plans or intentions relating to business trends and other information referred to under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. We use words such “affect,” “anticipate,” “backlog,” “believe,” “can,” “continue,” “could,” “due to,” “estimate,” “expect,” “future,” “identify,” “intend,” “likely,” “may,” “optimism,” “potential,” “trend,” “realize,” “seek,” “should,” “strategy,” “will,” “would,” and similar expressions to identify forward-looking statements. Forward-looking statements are not guarantees of future performance.

Forward-looking statements are based on our current expectations and beliefs and on currently available operating, financial and market information and are subject to various risks and uncertainties, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations and beliefs are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations or beliefs will result or be achieved and actual future results and trends may differ materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and important factors include but are not limited to the following:

•
an economic downturn or economic uncertainty;
•
price volatility for supplies to our business as well as goods and services in our industry;
•
mismatch of supply and demand, interruptions of supply lines, inefficient or overloaded logistics platforms, among other factors which may cause the markets for the inputs to our business to fail to operate effectively or efficiently;
•
inflation, including wage inflation and a rise in prices for energy and other inputs;
•
monetary and other policy interventions by governments and central banks, including the increase of interest rates;
•
shortages of skilled labor, increased labor costs, or a failure to maintain good relations with our workforce;
•
impacts from international conflicts or other geopolitical events, including the war in Ukraine;
•
changes in demand for our railcar equipment and services;
•
equipment failures, technological failures, costs and inefficiencies associated with changing of production lines, or transfer of production between facilities;
•
the COVID-19 coronavirus pandemic, the governmental reaction to COVID-19 and the related significant global volatility in general economic activity;
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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including the risks, uncertainties and factors described in more detail in Part I Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K and our subsequent Quarterly Report on Form 10-Q which are incorporated herein by reference. You should evaluate all forward-looking statements made in this report in the context of these risks, uncertainties and factors. You are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s opinions only as of the date hereof. Except as otherwise required by law, we do not assume any obligation to update any forward-looking statements. All references to years refer to the fiscal years ended August 31st unless otherwise noted.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

(In millions, except number of shares which are reflected in thousands, unaudited)

	February 28, 2023	August 31, 2022
Assets
Cash and cash equivalents	$379.9	$543.0
Restricted cash	19.7	16.1
Accounts receivable, net	571.5	501.2
Income tax receivable	22.4	39.8
Inventories	910.6	815.3
Leased railcars for syndication	102.5	111.1
Equipment on operating leases, net	891.8	770.9
Property, plant and equipment, net	618.4	645.2
Investment in unconsolidated affiliates	83.4	92.5
Intangibles and other assets, net	224.0	189.1
Goodwill	128.3	127.3
	$3,952.5	$3,851.5
Liabilities and Equity
Revolving notes	$310.3	$296.6
Accounts payable and accrued liabilities	722.6	725.1
Deferred income taxes	70.2	68.6
Deferred revenue	73.0	35.3
Notes payable, net	1,327.0	1,269.1

Commitments and contingencies (Note 15)

Contingently redeemable noncontrolling interest	27.5	27.7

Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 32,262 and 32,603 shares outstanding at February 28, 2023 and August 31, 2022	—	—
Additional paid-in capital	403.0	424.8
Retained earnings	896.0	897.7
Accumulated other comprehensive loss	(21.7)	(45.6)
Total equity – Greenbrier	1,277.3	1,276.9
Noncontrolling interest	144.6	152.2
Total equity	1,421.9	1,429.1
	$3,952.5	$3,851.5

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Income

(In millions, except number of shares which are reflected in thousands and per share amounts, unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Revenue
Manufacturing	$968.6	$555.7	$1,615.1	$1,008.2
Maintenance Services	98.0	86.6	183.5	159.0
Leasing & Management Services	55.4	40.5	89.9	66.3
	1,122.0	682.8	1,888.5	1,233.5
Cost of revenue
Manufacturing	901.2	535.0	1,505.7	956.6
Maintenance Services	89.6	81.7	169.2	152.9
Leasing & Management Services	14.4	11.3	27.3	21.6
	1,005.2	628.0	1,702.2	1,131.1
Margin	116.8	54.8	186.3	102.4
Selling and administrative expense	59.0	54.7	112.4	99.0
Net gain on disposition of equipment	(9.6)	(25.1)	(12.9)	(33.6)
Impairment of long-lived assets	—	—	24.2	—
Earnings from operations	67.4	25.2	62.6	37.0
Other costs
Interest and foreign exchange	21.6	11.8	41.2	24.4
Earnings before income tax and earnings from unconsolidated affiliates	45.8	13.4	21.4	12.6
Income tax expense	(11.9)	(3.2)	(8.1)	(1.8)
Earnings before earnings from unconsolidated affiliates	33.9	10.2	13.3	10.8
Earnings from unconsolidated affiliates	2.9	1.0	6.2	6.0
Net earnings	36.8	11.2	19.5	16.8
Net (earnings) loss attributable to noncontrolling interest	(3.7)	1.6	(3.1)	6.8
Net earnings attributable to Greenbrier	$33.1	$12.8	$16.4	$23.6
Basic earnings per common share	$1.01	$0.39	$0.50	$0.72
Diluted earnings per common share	$0.97	$0.38	$0.49	$0.70
Weighted average common shares:
Basic	32,588	32,582	32,654	32,546
Diluted	34,400	34,463	33,654	33,609

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Comprehensive Income

(In millions, unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Net earnings	$36.8	$11.2	$19.5	$16.8

Other comprehensive income (loss)
Translation adjustment	5.4	4.3	10.9	(9.6)
Reclassification of derivative financial instruments recognized in net earnings[1]	(1.6)	1.3	(2.1)	2.3
Unrealized gain (loss) on derivative financial instruments[2]	6.1	0.8	15.0	(2.4)
Other (net of tax effect)	0.1	0.2	0.1	0.1
	10.0	6.6	23.9	(9.6)
Comprehensive income	46.8	17.8	43.4	7.2
Comprehensive (income) loss attributable to noncontrolling interest	(3.7)	1.6	(3.1)	6.8
Comprehensive income attributable to Greenbrier	$43.1	$19.4	$40.3	$14.0

1 Net of tax effect of $0.7 million and $(0.2 million) for the three months ended February 28, 2023 and February 28, 2022 and $1.0 million and $(0.7 million) for the six months ended February 28, 2023 and February 28, 2022.

2 Net of tax effect of $(3.8 million) and $(0.8 million) for the three months ended February 28, 2023 and February 28, 2022 and $(6.8 million) and $0.2 million for the six months ended February 28, 2023 and February 28, 2022.

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Equity

(In millions, except per share amounts, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2022	32.6	$424.8	$897.7	$(45.6)	$1,276.9	$152.2	$1,429.1	$27.7
Net earnings	—	—	16.4	—	16.4	3.3	19.7	(0.2)
Other comprehensive income, net	—	—	—	23.9	23.9	—	23.9	—
Noncontrolling interest adjustments	—	(7.9)	—	—	(7.9)	(2.0)	(9.9)	—
Joint venture partner distribution declared	—	—	—	—	—	(8.9)	(8.9)	—
Restricted stock awards (net of cancellations)	0.2	9.0	—	—	9.0	—	9.0	—
Unamortized restricted stock	—	(11.4)	—	—	(11.4)	—	(11.4)	—
Stock based compensation expense	—	5.9	—	—	5.9	—	5.9	—
Repurchase of stock	(0.5)	(17.4)	—	—	(17.4)	—	(17.4)	—
Cash dividends ($0.54 per share)	—	—	(18.1)	—	(18.1)	—	(18.1)
Balance February 28, 2023	32.3	$403.0	$896.0	$(21.7)	$1,277.3	$144.6	$1,421.9	$27.5

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance November 30, 2022	32.8	$425.6	$871.9	$(31.7)	$1,265.8	$152.1	$1,417.9	$27.7
Net earnings	—	—	33.1	—	33.1	3.9	37.0	(0.2)
Other comprehensive income, net	—	—	—	10.0	10.0	—	10.0	—
Noncontrolling interest adjustments	—	(7.9)	—	—	(7.9)	(7.5)	(15.4)	—
Joint venture partner distribution declared	—	—	—	—	—	(3.9)	(3.9)	—
Restricted stock awards (net of cancellations)	—	0.5	—	—	0.5	—	0.5	—
Unamortized restricted stock	—	(0.5)	—	—	(0.5)	—	(0.5)	—
Stock based compensation expense	—	2.7	—	—	2.7	—	2.7	—
Repurchase of stock	(0.5)	(17.4)			(17.4)		(17.4)
Cash dividends ($0.27 per share)	—	—	(9.0)	—	(9.0)	—	(9.0)	—
Balance February 28, 2023	32.3	$403.0	$896.0	$(21.7)	$1,277.3	$144.6	$1,421.9	$27.5

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2021	32.4	$469.7	$881.7	$(43.7)	$1,307.7	$168.7	$1,476.4	$29.7
Cumulative effect adjustment due to adoption of ASU 2020-06	—	(58.8)	4.9	—	(53.9)	—	(53.9)	—
Net earnings	—	—	23.6	—	23.6	(5.6)	18.0	(1.2)
Other comprehensive income, net	—	—	—	(9.6)	(9.6)	—	(9.6)	—
Noncontrolling interest adjustments	—	—	—	—	—	(0.6)	(0.6)	—
Joint venture partner distribution declared	—	—	—	—	—	(8.4)	(8.4)	—
Restricted stock awards (net of cancellations)	0.2	11.9	—	—	11.9	—	11.9	—
Unamortized restricted stock	—	(15.3)	—	—	(15.3)	—	(15.3)	—
Stock based compensation expense	—	5.9	—	—	5.9	—	5.9	—
Cash dividends ($0.54 per share)	—	—	(17.7)	—	(17.7)	—	(17.7)	—
Balance February 28, 2022	32.6	$413.4	$892.5	$(53.3)	$1,252.6	$154.1	$1,406.7	$28.5

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance November 30, 2021	32.5	$408.5	$888.7	$(59.9)	$1,237.3	$162.7	$1,400.0	$29.7
Net earnings	—	—	12.8	—	12.8	(0.4)	12.4	(1.2)
Other comprehensive income, net	—	—	—	6.6	6.6	—	6.6	—
Noncontrolling interest adjustments	—	—	—	—	—	(0.4)	(0.4)	—
Joint venture partner distribution declared	—	—	—	—	—	(7.8)	(7.8)	—
Restricted stock awards (net of cancellations)	0.1	1.4	—	—	1.4	—	1.4	—
Unamortized restricted stock	—	(1.3)	—	—	(1.3)	—	(1.3)	—
Restricted stock amortization	—	4.8	—	—	4.8	—	4.8	—
Cash dividends ($0.27 per share)	—	—	(9.0)	—	(9.0)	—	(9.0)	—
Balance February 28, 2022	32.6	$413.4	$892.5	$(53.3)	$1,252.6	$154.1	$1,406.7	$28.5

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Cash Flows

(In millions, unaudited)

	Six Months Ended February 28,
	2023	2022
Cash flows from operating activities
Net earnings	$19.5	$16.8
Adjustments to reconcile net earnings to net cash used in operating activities:
Deferred income taxes	(33.9)	(4.3)
Depreciation and amortization	52.9	50.9
Net gain on disposition of equipment	(12.9)	(33.6)
Stock based compensation expense	5.9	5.9
Impairment of long-lived assets	24.2	—
Noncontrolling interest adjustments	2.3	(0.6)
Other	1.9	2.4
Decrease (increase) in assets:
Accounts receivable, net	(57.8)	(93.5)
Income tax receivable	17.4	6.2
Inventories	(90.4)	(166.5)
Leased railcars for syndication	(40.1)	(12.2)
Other assets	(12.8)	(8.5)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(9.7)	15.2
Deferred revenue	37.1	1.5
Net cash used in operating activities	(96.4)	(220.3)
Cash flows from investing activities
Proceeds from sales of assets	62.1	148.6
Capital expenditures	(169.7)	(198.0)
Investments in and advances to / repayments from unconsolidated affiliates	(3.5)	(4.2)
Cash distribution from unconsolidated affiliates and other	5.9	1.2
Net cash used in investing activities	(105.2)	(52.4)
Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	(64.4)	(75.6)
Proceeds from revolving notes with maturities longer than 90 days	220.0	—
Repayments of revolving notes with maturities longer than 90 days	(145.0)	—
Proceeds from issuance of notes payable	75.0	323.3
Repayments of notes payable	(18.2)	(7.6)
Debt issuance costs	(0.2)	(5.2)
Repurchase of stock	(16.7)	—
Dividends	(18.1)	(18.1)
Cash distribution to joint venture partner	(6.4)	(8.5)
Tax payments for net share settlement of restricted stock	(2.3)	(3.5)
Net cash provided by financing activities	23.7	204.8
Effect of exchange rate changes	18.4	(1.0)
Decrease in cash and cash equivalents and restricted cash	(159.5)	(68.9)
Cash and cash equivalents and restricted cash
Beginning of period	559.1	671.4
End of period	$399.6	$602.5
Balance sheet reconciliation
Cash and cash equivalents	$379.9	$586.8
Restricted cash	19.7	15.7
Total cash and cash equivalents and restricted cash as presented above	$399.6	$602.5
Cash paid during the period for
Interest	$31.3	$14.9
Income taxes paid, net	$19.5	$1.7
Non-cash activity
Transfers between Leased railcars for syndication and Inventories and Equipment on operating leases, net	$39.7	$10.5
Capital expenditures accrued in Accounts payable and accrued liabilities	$4.4	$2.6
Change in Accounts payable and accrued liabilities associated with dividends declared	$0.1	$0.4
Change in Accounts payable and accrued liabilities associated with cash distributions to joint venture partner	$2.5	$0.1
Repurchase of stock accrued in Accounts payable and accrued liabilities	$0.7	$—

The accompanying notes are an integral part of these financial statements

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) as of February 28, 2023 and for the three and six months ended February 28, 2023 and 2022 have been prepared to reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. The results of operations for the three and six months ended February 28, 2023 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2023.

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

Share Repurchase Program – The Board of Directors has authorized the Company to repurchase in aggregate up to $100.0 million of the Company’s common stock. The program may be modified, suspended, or discontinued at any time without prior notice. Under the share repurchase program, shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period. The prior authorization was set to expire on January 31, 2023. On January 5, 2023, the Board of Directors authorized the extension of the existing share repurchase program to January 31, 2025.

During the three and six months ended February 28, 2023, the Company purchased a total of 575 thousand shares for $17.4 million, of which 478 thousand shares for $14.1 million were purchased under the current authorization of the share repurchase program. As of February 28, 2023, the amount remaining for repurchase under the share repurchase program was $85.9 million. There were no shares repurchased under the share repurchase program during the six months ended February 28, 2022.

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

The contract balances are as follows:

(in millions)	Balance sheet classification	February 28, 2023	August 31, 2022	$ change
Contract assets	Accounts receivable, net	$2.4	$13.0	$(10.6)
Contract assets	Inventories	$8.2	$6.0	$2.2
Contract liabilities [1]	Deferred revenue	$65.7	$30.5	$35.2

1 Contract liabilities balance includes deferred revenue within the scope of Revenue from Contracts with Customers (Topic 606).

For the three and six months ended February 28, 2023, the Company recognized $2.3 million and $10.0 million of revenue that was included in Contract liabilities as of August 31, 2022.

Performance obligations

As of February 28, 2023, the Company has entered into contracts with customers for which revenue has not yet been recognized. The following table outlines estimated revenue related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(in millions)	February 28, 2023
Revenue type:
Manufacturing – Railcar sales	$2,321.9
Manufacturing – Marine	$43.2
Manufacturing – Sustainable conversions	$103.8
Management services	$130.1
Other	$11.5

Based on current production and delivery schedules and existing contracts, approximately $1.3 billion of Railcar sales are expected to be recognized in the remaining six months of 2023 while the remaining amount is expected to be recognized into calendar 2024.

Marine revenue is expected to be recognized into 2024 as vessel construction is completed.

Sustainable conversions represent orders to modernize existing railcars and are expected to be recognized through 2023.

Management services includes management and maintenance services of which approximately 50% are expected to be performed through 2027 and the remaining amount through 2037.

Note 3 – Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in first-out method. Work-in-process includes material, labor and overhead. Finished goods includes completed wheels, parts and railcars not on lease or in transit. The following table summarizes the Company’s inventory balance:

(in millions)	February 28, 2023	August 31, 2022
Manufacturing supplies and raw materials	$686.7	$570.2
Work-in-process	140.3	183.3
Finished goods	99.2	75.9
Excess and obsolete adjustment	(15.6)	(14.1)
	$910.6	$815.3

Note 4 – Gunderson Facility

On November 17, 2022, as part of the Company's strategic review of the global business capacity footprint, the Company decided to permanently cease rail production at the Company’s Gunderson facility during 2023 and to explore alternatives to exit marine barge production in the first part of calendar 2024. Due to the change in future use of the facility, management assessed recoverability of Gunderson assets in accordance with the Company’s policy on impairment of long-lived assets. Based on an analysis of future undiscounted cash flows associated with these assets, management determined that the carrying value was not recoverable. The carrying amount of the Company’s long-lived assets at the Gunderson facility was $44.0 million and the fair value was $19.8 million as of the impairment date. The fair value was primarily determined based on estimated market prices of the assets and represented a Level 3 valuation in the fair value hierarchy. In the first quarter of fiscal 2023, the Company concluded that an impairment charge was necessary and $24.2 million was recorded in the Manufacturing segment as Impairment of long-lived assets within the Condensed Consolidated Statements of Income. Although it is possible that costs and charges related to the cessation of production at the facility, such as exit costs and termination benefits may be incurred in future periods, the amount of any such costs and charges is not estimable at this time and the Company does not yet know if the amount of any such costs and charges will be material.

Note 5 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable Intangible and other assets balance:

(in millions)	February 28, 2023	August 31, 2022
Intangible assets subject to amortization:
Customer relationships	$87.5	$87.5
Accumulated amortization	(67.6)	(66.1)
Other intangibles	42.7	42.4
Accumulated amortization	(19.6)	(16.5)
	43.0	47.3
Intangible assets not subject to amortization	2.4	2.4
Prepaid and other assets	76.4	32.4
Operating lease ROU assets	50.0	54.2
Nonqualified savings plan investments	45.1	40.3
Debt issuance costs, net	6.8	8.7
Assets held for sale	0.3	3.8
	$224.0	$189.1

Amortization expense was $2.0 million and $4.0 million for the three and six months ended February 28, 2023, respectively and $2.3 million and $5.4 million for the three and six months ended February 28, 2022, respectively. Amortization expense for the years ending August 31, 2023, 2024, 2025, 2026 and 2027 is expected to be $8.3 million, $7.5 million, $6.5 million, $6.1 million and $5.3 million, respectively.

Note 6 – Revolving Notes

Senior secured credit facilities aggregated to $1.1 billion as of February 28, 2023. The Company had an aggregate of $436.0 million available to draw down under committed credit facilities as of February 28, 2023. This amount consists of $364.1 million available on the North American credit facility, $36.9 million on the European credit facilities and $35.0 million on the Mexican credit facilities.

North America – As of February 28, 2023, a $600.0 million revolving line of credit, maturing August 2026, secured by substantially all the Company’s U.S. assets not otherwise pledged as security for term loans or the warehouse credit facility, existed to provide working capital and interim financing of equipment, principally for the Company’s U.S. and Mexican operations. Advances under this North American credit facility bear interest at SOFR plus 1.75% plus 0.10% as a SOFR adjustment or Prime plus 0.75% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

GBX Leasing – As of February 28, 2023, a $350.0 million non-recourse warehouse credit facility existed to support the operations of GBX Leasing. Advances under this facility bear interest at SOFR plus 1.85% plus 0.11% as a SOFR adjustment. The warehouse credit facility converts to a term loan in August 2025 and matures in August 2027.

Europe – As of February 28, 2023, lines of credit totaling $71.7 million secured by certain of the Company’s European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.6% and Euro Interbank Offered Rate (EURIBOR) plus 1.1% to EURIBOR plus 1.5%, were available for working capital needs of the Company’s European manufacturing operations. The European lines of credit include $35.0 million which is guaranteed by the Company. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from June 2023 through September 2024.

Mexico – As of February 28, 2023, the Company’s Mexican railcar manufacturing operations had three lines of credit totaling $120.0 million for working capital needs. The first line of credit provides up to $50.0 million and matures in October 2024. Advances under this facility bear interest at LIBOR plus 4.25%. The second line of credit provides up to $40.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at SOFR plus 2.55%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through February 2025. The third line of credit provides up to $30.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.75% to 4.25%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2024.

Revolving notes consisted of the following balances:

(in millions)	February 28, 2023	August 31, 2022
North America	$125.0	$160.0
GBX Leasing	65.5	—
Europe	34.8	51.6
Mexico	85.0	85.0
	$310.3	$296.6

Outstanding commitments under the North American credit facility included letters of credit which totaled $5.5 million and $6.9 million as of February 28, 2023 and August 31, 2022, respectively.

Note 7 – Accounts Payable and Accrued Liabilities

(in millions)	February 28, 2023	August 31, 2022
Trade payables	$408.0	$401.5
Accrued liabilities and other	109.4	102.8
Operating lease liabilities	52.0	56.4
Accrued payroll and related liabilities	128.7	140.4
Accrued warranty	24.5	24.0
	$722.6	$725.1

Note 8 – Warranty Accruals

Warranty costs are estimated and charged to operations to cover a defined warranty period. The estimated warranty cost is based on the history of warranty claims for each particular product type. For new product types without a warranty history, preliminary estimates are based on historical information for similar product types. The warranty accruals, included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, are reviewed periodically and updated based on warranty trends and expirations of warranty periods.

Warranty accrual activity:

	Three Months Ended February 28,		Six Months Ended February 28,
(in millions)	2023	2022	2023	2022
Balance at beginning of period	$23.7	$27.5	$24.0	$27.9
Charged to cost of revenue, net	1.7	5.5	2.9	6.4
Payments	(1.0)	(2.8)	(2.6)	(3.8)
Currency translation effect	0.1	(0.1)	0.2	(0.4)
Balance at end of period	$24.5	$30.1	$24.5	$30.1

Note 9 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(in millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2022	$13.0	$(57.4)	$(1.2)	$(45.6)
Other comprehensive gain before reclassifications	15.0	10.9	0.1	26.0
Amounts reclassified from Accumulated other comprehensive loss	(2.1)	—	—	(2.1)
Balance, February 28, 2023	$25.9	$(46.5)	$(1.1)	$(21.7)

The amounts reclassified out of Accumulated other comprehensive loss into the Condensed Consolidated Statements of Income, with financial statement caption, were as follows:

	Three Months Ended February 28,
(in millions)	2023	2022	Financial Statement Caption
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$0.1	$0.2	Revenue and Cost of revenue
Interest rate swap contracts	(2.4)	1.3	Interest and foreign exchange
	(2.3)	1.5	Total before tax
	0.7	(0.2)	Income tax expense
	$(1.6)	$1.3	Net of tax

	Six Months Ended February 28,
(in millions)	2023	2022	Financial Statement Caption
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$0.3	$0.4	Revenue and Cost of revenue
Interest rate swap contracts	(3.4)	2.6	Interest and foreign exchange
	(3.1)	3.0	Total before tax
	1.0	(0.7)	Income tax expense
	$(2.1)	$2.3	Net of tax

Note 10 – Earnings Per Share

The shares used in the computation of basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands)	2023	2022	2023	2022
Weighted average basic common shares outstanding (1)	32,588	32,582	32,654	32,546
Dilutive effect of 2.875% convertible notes due 2024 (2)	821	815	—	—
Dilutive effect of 2.875% convertible notes due 2028 (3)	—	—	—	—
Dilutive effect of restricted stock units (4)	991	1,066	1,000	1,063
Weighted average diluted common shares outstanding	34,400	34,463	33,654	33,609

(1) Restricted stock grants and restricted stock units that are considered participating securities, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position.

(2) The dilutive effect of the 2.875% Convertible notes due 2024 was excluded for the six months ended February 28, 2023 and 2022 as they were considered anti-dilutive under the “if converted” method as further discussed below.

(3) The dilutive effect of the 2.875% Convertible notes due 2028 was excluded for the three and six months ended February 28, 2023 and 2022 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive. As these notes require cash settlement for the principal, only a premium is potentially dilutive under the "if converted" method as further discussed below.

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

For the three and six months ended February 28, 2023 and 2022, diluted EPS was calculated using the more dilutive of two methods. The first method includes the dilutive effect, using the treasury stock method, associated with restricted stock units that are not considered participating securities and performance based restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved. The second method supplements the first by also including the “if converted” effect of the 2.875% Convertible notes due 2024 and shares underlying the 2.875% Convertible notes due 2028, when there is a conversion premium. Under the “if converted” method, debt issuance and interest costs, both net of tax, associated with the convertible notes due 2024 are added back to net earnings and the share count is increased by the shares underlying the convertible notes.

	Three Months Ended February 28,				Six Months Ended February 28,
(in millions, except shares which are reflected in thousands, and per share amounts)	2023		2022		2023	2022
Net earnings attributable to Greenbrier	$33.1		$12.8		$16.4	$23.6
Weighted average basic common shares outstanding	32,588		32,582		32,654	32,546
Basic earnings per share	$1.01		$0.39		$0.50	$0.72

Net earnings attributable to Greenbrier	$33.1		$12.8		$16.4	$23.6
Add back:
Interest and debt issuance costs on the 2.875% convertible notes due 2024, net of tax	0.3		0.3		n/a	n/a
Earnings before interest and debt issuance costs on the 2.875% convertible notes due 2024	$33.4		$13.1		n/a	n/a
Weighted average diluted common shares outstanding	34,400		34,463		33,654	33,609
Diluted earnings per share	$0.97	(1)	$0.38	(1)	$0.49	$0.70

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

Stock based compensation expense was $2.7 million and $5.9 million for the three and six months ended February 28, 2023, respectively and $4.9 million and $5.9 million for the three and six months ended February 28, 2022, respectively. Compensation expense is recorded in Selling and administrative expense and Cost of revenue on the Condensed Consolidated Statements of Income.

Note 12 – Derivative Instruments

Foreign operations give rise to market risks from changes in foreign currency exchange rates. Foreign currency forward exchange contracts with established financial institutions are utilized to hedge a portion of that risk. Interest rate swap agreements are used to reduce the impact of changes in interest rates on certain current and probable future debt. The Company’s foreign currency forward exchange contracts and interest rate swap agreements are designated as cash flow hedges, and therefore the effective portion of unrealized gains and losses is recorded in Accumulated other comprehensive income.

At February 28, 2023 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $89.1 million. The fair value of the contracts is included on the Condensed Consolidated Balance Sheets as Accounts payable and accrued liabilities when in a loss position, or as Accounts receivable, net when in a gain position. As the contracts mature at various dates through August 2024, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At February 28, 2023 exchange rates, approximately $(0.4 million) of loss would be reclassified to revenue or cost of revenue in the next year.

At February 28, 2023, interest rate swap agreements maturing from September 2023 through January 2032 had notional amounts that aggregated to $468.4 million. The fair value of the contracts is included on the Condensed Consolidated Balance Sheets in Accounts payable and accrued liabilities when in a loss position, or in Accounts receivable, net when in a gain position. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At February 28, 2023 interest rates, approximately $13.5 million of gain would be reclassified to interest expense in the next year.

Fair Values of Derivative Instruments

(in millions)

	Asset Derivatives			Liability Derivatives
		February 28, 2023	August 31, 2022		February 28, 2023	August 31, 2022
	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$1.5	$0.6	Accounts payable and accrued liabilities	$0.4	$2.9
Interest rate swap contracts	Accounts receivable, net	36.4	20.8	Accounts payable and accrued liabilities	—	-
		$37.9	$21.4		$0.4	$2.9
Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$—	$—	Accounts payable and accrued liabilities	$—	$0.1

The Effect of Derivative Instruments on the Statements of Income

(in millions)

Three Months Ended February 28, 2023 and 2022

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives three months ended February 28,
		2023	2022
Foreign forward exchange contract	Interest and foreign exchange	$(0.3)	$(0.1)

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives three months ended February 28,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income three months ended February 28,		Location of gain (loss) on derivative (amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (amount excluded from effectiveness testing) three months ended February 28,
	2023	2022		2023	2022		2023	2022
Foreign forward exchange contracts	$0.5	$(0.4)	Revenue	$(0.5)	$(0.2)	Revenue	$0.5	$0.3
Foreign forward exchange contracts	0.8	1.4	Cost of revenue	0.4	—	Cost of revenue	0.3	0.3
Interest rate swap contracts	8.6	0.6	Interest and foreign exchange	2.4	(1.3)	Interest and foreign exchange	—	—
	$9.9	$1.6		$2.3	$(1.5)		$0.8	$0.6

The following table presents the amounts in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded and the effects of the cash flow hedge activity on these line items for the three months ended February 28, 2023 and 2022:

	For The Three Months Ended February 28,
	2023		2022
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$1,122.0	$(0.5)	$682.8	$(0.2)
Cost of revenue	$1,005.2	$0.4	$628.0	$—
Interest and foreign exchange	$21.6	$2.4	$11.8	$(1.3)

Six Months Ended February 28, 2023 and 2022

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives six months ended February 28,
		2023	2022
Foreign forward exchange contract	Interest and foreign exchange	$(0.3)	$(0.4)

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives six months ended February 28,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income six months ended February 28,		Location of gain (loss) on derivative (amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (amount excluded from effectiveness testing) six months ended February 28,
	2023	2022		2023	2022		2023	2022
Foreign forward exchange contracts	$2.0	$(5.0)	Revenue	$(0.9)	$(0.4)	Revenue	$0.8	$0.5
Foreign forward exchange contracts	1.1	0.1	Cost of revenue	0.6	—	Cost of revenue	0.4	0.4
Interest rate swap contracts	19.0	2.3	Interest and foreign exchange	3.4	(2.6)	Interest and foreign exchange	—	—
	$22.1	$(2.6)		$3.1	$(3.0)		$1.2	$0.9

The following table presents the amounts in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded and the effects of the cash flow hedge activity on these line items for the six months ended February 28, 2023 and 2022:

	For The Six Months Ended February 28,
	2023		2022
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$1,888.5	$(0.9)	$1,233.5	$(0.4)
Cost of revenue	$1,702.2	$0.6	$1,131.1	$—
Interest and foreign exchange	$41.2	$3.4	$24.4	$(2.6)

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

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

For the three months ended February 28, 2023:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$968.6	$96.8	$1,065.4	$46.6	$8.8	$55.4
Maintenance Services	98.0	6.2	104.2	6.8	—	6.8
Leasing & Management Services	55.4	0.5	55.9	40.7	0.1	40.8
Eliminations	—	(103.5)	(103.5)	—	(8.9)	(8.9)
Corporate	—	—	—	(26.7)	—	(26.7)
	$1,122.0	$—	$1,122.0	$67.4	$—	$67.4

For the six months ended February 28, 2023:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,615.1	$141.3	$1,756.4	$43.2	$12.8	$56.0
Maintenance Services	183.5	14.7	198.2	12.3	—	12.3
Leasing & Management Services	89.9	0.7	90.6	56.3	0.1	56.4
Eliminations	—	(156.7)	(156.7)	—	(12.9)	(12.9)
Corporate	—	—	—	(49.2)	—	(49.2)
	$1,888.5	$—	$1,888.5	$62.6	$—	$62.6

For the three months ended February 28, 2022:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$555.7	$1.8	$557.5	$1.8	$—	$1.8
Maintenance Services	86.6	6.1	92.7	2.9	—	2.9
Leasing & Management Services	40.5	0.4	40.9	47.6	—	47.6
Eliminations	—	(8.3)	(8.3)	—	—	—
Corporate	—	—	—	(27.1)	—	(27.1)
	$682.8	$—	$682.8	$25.2	$—	$25.2

For the six months ended February 28, 2022:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,008.2	$41.2	$1,049.4	$14.1	$0.3	$14.4
Maintenance Services	159.0	8.8	167.8	1.8	—	1.8
Leasing & Management Services	66.3	0.7	67.0	64.8	—	64.8
Eliminations	—	(50.7)	(50.7)	—	(0.3)	(0.3)
Corporate	—	—	—	(43.7)	—	(43.7)
	$1,233.5	$—	$1,233.5	$37.0	$—	$37.0

	Total assets
(in millions)	February 28, 2023	August 31, 2022
Manufacturing	$1,923.0	$1,853.9
Maintenance Services	313.9	284.8
Leasing & Management Services	1,267.2	1,152.2
Unallocated, including cash	448.4	560.6
	$3,952.5	$3,851.5

Reconciliation of Earnings from operations to Earnings before income tax and earnings from unconsolidated affiliates:

	Three Months Ended February 28,		Six Months Ended February 28,
(in millions)	2023	2022	2023	2022
Earnings from operations	$67.4	$25.2	$62.6	$37.0
Interest and foreign exchange	21.6	11.8	41.2	24.4
Earnings before income tax and earnings from unconsolidated affiliates	$45.8	$13.4	$21.4	$12.6

Note 14 – Leases

Lessor

Equipment on operating leases is reported net of accumulated depreciation of $55.2 million and $48.6 million as of February 28, 2023 and August 31, 2022, respectively. Depreciation expense was $6.8 million and $12.8 million for the three and six months ended February 28, 2023, respectively and $5.4 million and $10.5 million for the three and six months ended February 28, 2022, respectively. In addition, certain railcar equipment leased-in by the Company on operating leases is subleased to customers under non-cancelable operating leases with lease terms ranging from one to approximately thirteen years. Operating lease rental revenues included in the Company’s Condensed Consolidated Statements of Income for the three and six months ended February 28, 2023 was $23.8 million and $43.4 million, respectively, which included $4.9 million and $9.7 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements. Operating lease rental revenues included in the Company's Condensed Consolidated Statements of Income for the three and six months ended February 28, 2022 was $16.3 million and $31.3 million, respectively, which included $3.9 million and $8.5 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements.

Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases at February 28, 2023, will mature as follows:

(in millions)
Remaining six months of 2023	$33.6
2024	58.4
2025	50.4
2026	44.0
2027	38.4
Thereafter	77.7
$302.5

Lessee

The Company leases railcars, real estate, and certain equipment under operating and, to a lesser extent, finance lease arrangements. As of and for the three and six months ended February 28, 2023 and February 28, 2022, finance leases were not a material component of the Company's lease portfolio. The Company’s real estate and equipment leases have remaining lease terms ranging from less than one year to 76 years, with some including options to extend up to 15 years. The Company recognizes a lease liability and corresponding right-of-use (ROU) asset based on the present value of lease payments. To determine the present value of lease payments, as most of its leases do not provide a readily determinable implicit rate, the Company’s incremental borrowing rate is used to discount the lease payments based on information available at lease commencement date. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when estimating its incremental borrowing rate.

The components of operating lease costs were as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
(in millions)	2023	2022	2023	2022
Operating lease expense	$3.1	$2.5	$6.4	$5.2
Short-term lease expense	2.6	1.4	4.4	2.7
Total	$5.7	$3.9	$10.8	$7.9

Aggregate minimum future amounts payable under operating leases having initial or remaining non-cancelable terms at February 28, 2023 will mature as follows:

(in millions)
Remaining six months of 2023	$6.6
2024	11.5
2025	8.7
2026	7.5
2027	4.7
Thereafter	17.7
Total lease payments	$56.7
Less: Imputed interest	(4.7)
Total lease obligations	$52.0

The table below presents additional information related to the Company’s leases:

Weighted average remaining lease term (years):
Operating leases	11.2

Weighted average discount rate:
Operating leases	2.2%

Supplemental cash flow information related to leases were as follows:

(in millions)	Six months ended February 28, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6.7
ROU assets obtained in exchange for new operating lease liabilities	$1.1

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

As of February 28, 2023, the Company had outstanding letters of credit aggregating to $5.5 million associated with performance guarantees, facility leases and workers compensation insurance.

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

Assets and liabilities measured at fair value on a recurring basis as of February 28, 2023 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$37.9	$—	$37.9	$—
Nonqualified savings plan investments	45.1	45.1	—	—
Cash equivalents	60.3	60.3	—	—
	$143.3	$105.4	$37.9	$—
Liabilities:
Derivative financial instruments	$0.4	$—	$0.4	$—

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2022 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$21.4	$—	$21.4	$—
Nonqualified savings plan investments	40.3	40.3	—	—
Cash equivalents	119.4	119.4	—	—
	$181.1	$159.7	$21.4	$—
Liabilities:
Derivative financial instruments	$3.0	$—	$3.0	$—

(1)
Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 12 - Derivative Instruments for further discussion.

Note 17 – Related Party Transactions

The Company has a 41.9% interest in Axis, LLC (Axis), a joint venture. The Company purchased $1.8 million and $4.5 million of railcar components from Axis for the three and six months ended February 28, 2023, respectively and $3.3 million and $6.1 million for the three and six months ended February 28, 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in three reportable segments: Manufacturing; Maintenance Services; and Leasing & Management Services. Our segments are operationally integrated. The Manufacturing segment, which currently operates from facilities in the U.S., Mexico, Poland, Romania and Turkey, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products and marine vessels. The Maintenance Services segment performs wheel and axle servicing, railcar maintenance and produces a variety of parts for the rail industry in North America. The Leasing & Management Services segment owns approximately 12,300 railcars as of February 28, 2023. We also provide management services for approximately 408,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America as of February 28, 2023. Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil.

Management identifies five trends impacting our business and our results for the six months ended February 28, 2023. Overall, demand in the marketplace remained strong. Inflation, rising interest rates, supply chain challenges, and rail service congestion persisted. Manufacturing was impacted by supply chain disruptions, negatively impacting gross margin in the first half of 2023. Notwithstanding these specific challenges and the concern of a general economic slowdown, management’s optimism about the current fiscal year is sustained by the strong demand for our products and services as well as the following achievements from the first half of 2023:

•
Revenue increased by $655 million and 53.1% compared to the same period last year driven by a 44.4% increase in railcar deliveries.
•
Obtained new railcar orders of 10,100 units valued at approximately $1.3 billion during the six months ended February 28, 2023.
•
We acquired the minority interest in GBX Leasing, and now wholly own our lease fleet.

Our backlog remains strong with railcar deliveries and marine deliveries into calendar 2024. Our railcar backlog was 25,900 units with an estimated value of $3.1 billion as of February 28, 2023. Our backlog includes units for lease which are supported by lease agreements with external customers and may be syndicated to third parties or held in our lease fleet depending on a variety of factors. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix and pricing will be determined in the future, which may impact backlog. Approximately 4% of backlog units and 5% of estimated backlog value as of February 28, 2023 was associated with our Brazilian manufacturing operations which is accounted for under the equity method. Marine backlog as of February 28, 2023 was approximately $43 million.

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

On November 17, 2022, as part of our strategic review of the global business capacity footprint, we decided to permanently cease rail production at our Gunderson facility during 2023 and to explore alternatives to exit marine barge production in the first part of calendar 2024. Due to the change in future use of the facility, management assessed recoverability of Gunderson assets in accordance with our policy on impairment of long-lived assets. Based on an analysis of future undiscounted cash flows associated with these assets, we determined that the carrying value was not recoverable. In the first quarter of fiscal 2023, management concluded that an impairment charge was necessary and $24.2 million was recorded in the Manufacturing segment as Impairment of long-lived assets within the Condensed Consolidated Statements of Operations. Although it is possible that costs and charges related to the cessation of production at the facility, such as exit costs and termination benefits may be incurred in future periods, the amount of any such costs and charges is not estimable at this time and we do not yet know if the amount of any such costs and charges will be material.

As described in Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2022 the items described above may have a material negative impact on our business, liquidity, results of operations and stock price. Beyond these general observations, we are unable to predict when, how, or with what magnitude these items will impact our business.

Three Months Ended February 28, 2023 Compared to the Three Months Ended February 28, 2022

Overview

Revenue, Cost of revenue, Margin and Earnings from operations (operating profit or loss) presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three Months Ended February 28,
(in millions, except per share amounts)	2023	2022
Revenue:
Manufacturing	$968.6	$555.7
Maintenance Services	98.0	86.6
Leasing & Management Services	55.4	40.5
	1,122.0	682.8
Cost of revenue:
Manufacturing	901.2	535.0
Maintenance Services	89.6	81.7
Leasing & Management Services	14.4	11.3
	1,005.2	628.0
Margin:
Manufacturing	67.4	20.7
Maintenance Services	8.4	4.9
Leasing & Management Services	41.0	29.2
	116.8	54.8
Selling and administrative	59.0	54.7
Net gain on disposition of equipment	(9.6)	(25.1)
Earnings from operations	67.4	25.2
Interest and foreign exchange	21.6	11.8
Earnings before income tax and earnings from unconsolidated affiliates	45.8	13.4
Income tax expense	(11.9)	(3.2)
Earnings before earnings from unconsolidated affiliates	33.9	10.2
Earnings from unconsolidated affiliates	2.9	1.0
Net earnings	36.8	11.2
Net (earnings) loss attributable to noncontrolling interest	(3.7)	1.6
Net earnings attributable to Greenbrier	$33.1	$12.8
Diluted earnings per common share	$0.97	$0.38

Performance for our segments is evaluated based on operating profit or loss. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Three Months Ended February 28,
(in millions)	2023	2022
Operating profit (loss):
Manufacturing	$46.6	$1.8
Maintenance Services	6.8	2.9
Leasing & Management Services	40.7	47.6
Corporate	(26.7)	(27.1)
	$67.4	$25.2

Consolidated Results

	Three Months Ended February 28,		Increase	%
(in millions)	2023	2022	(Decrease)	Change
Revenue	$1,122.0	$682.8	$439.2	64.3%
Cost of revenue	$1,005.2	$628.0	$377.2	60.1%
Margin (%)	10.4%	8.0%	2.4%	*
Net earnings attributable to Greenbrier	$33.1	$12.8	$20.3	158.6%

* Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 64.3% increase in revenue for the three months ended February 28, 2023 as compared to the three months ended February 28, 2022 was primarily due to a 74.3% increase in Manufacturing revenue. The increase in Manufacturing revenue was primarily attributed to a 63.6% increase in railcar deliveries.

The 60.1% increase in cost of revenue for the three months ended February 28, 2023 as compared to the three months ended February 28, 2022 was primarily due to a 68.4% increase in Manufacturing cost of revenue. The increase in Manufacturing cost of revenue was primarily attributed to a 63.6% increase in railcar deliveries during the three months ended February 28, 2023.

Margin as a percentage of revenue was 10.4% and 8.0% for the three months ended February 28, 2023 and 2022, respectively. The overall margin as a percentage of revenue was positively impacted by higher syndication activity and improved margin as a percentage of revenue at our Manufacturing segment as a result of operating at higher volumes.

The $20.3 million increase in Net earnings attributable to Greenbrier for the three months ended February 28, 2023 as compared to the three months ended February 28, 2022 was primarily due to an increase in Margin primarily due to higher railcar deliveries and syndication revenue for the three months ended February 28, 2023. This was partially offset by:

•
A higher Net gain on disposition of equipment for the three months ended February 28, 2022.
•
An increase in Interest and foreign exchange expense for the three months ended February 28, 2023 primarily attributed to an increase in interest expense from higher borrowing and interest rates.
•
An increase in Income tax expense due to higher Earnings before income tax and earnings from unconsolidated affiliates.

Manufacturing Segment

	Three Months Ended February 28,		Increase	%
(In millions, except railcar deliveries)	2023	2022	(Decrease)	Change
Revenue	$968.6	$555.7	$412.9	74.3%
Cost of revenue	$901.2	$535.0	$366.2	68.4%
Margin (%)	7.0%	3.7%	3.3%	*
Operating profit ($)	$46.6	$1.8	$44.8	*
Operating profit (%)	4.8%	0.3%	4.5%	*
Deliveries	7,200	4,400	2,800	63.6%

* Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of freight railcars and from the conversion of existing or in-service railcars through our facilities in North America and Europe. We also manufacture a broad range of ocean-going and river barges for transporting merchandise between ports within the United States.

Manufacturing revenue increased $412.9 million or 74.3% for the three months ended February 28, 2023 compared to the three months ended February 28, 2022. The increase in revenue was primarily attributed to a 63.6% increase in railcar deliveries. The increase was also due to the additional revenue associated with an increase in material and other input costs during the three months ended February 28, 2023, as many of our customer contracts include price escalation provisions when certain of our manufacturing costs increase.

Manufacturing cost of revenue increased $366.2 million or 68.4% for the three months ended February 28, 2023 compared to the three months ended February 28, 2022. The increase in cost of revenue was primarily attributed to a 63.6% increase in the volume of railcar deliveries and higher costs associated with component outsourcing to support the volume and mix of production during the three months ended February 28, 2023.

Manufacturing margin as a percentage of revenue increased 3.3% for the three months ended February 28, 2023 compared to the three months ended February 28, 2022. The increase in margin percentage for the three months ended February 28, 2023 was primarily attributed to operating at higher production levels. This was partially offset by increased costs associated with outsourcing to support the higher volume and mix of production.

Manufacturing operating profit increased $44.8 million for the three months ended February 28, 2023 compared to the three months ended February 28, 2022. The increase in operating profit was primarily attributed to increased deliveries for the three months ended February 28, 2023 at improved margins.

Maintenance Services Segment

	Three Months Ended February 28,		Increase	%
(in millions)	2023	2022	(Decrease)	Change
Revenue	$98.0	$86.6	$11.4	13.2%
Cost of revenue	$89.6	$81.7	$7.9	9.7%
Margin (%)	8.6%	5.7%	2.9%	*
Operating profit ($)	$6.8	$2.9	$3.9	134.5%
Operating profit (%)	6.9%	3.3%	3.6%	*

* Not meaningful

Our Maintenance Services segment primarily generates revenue from railcar component manufacturing and servicing and from providing railcar maintenance services.

Maintenance Services revenue increased $11.4 million or 13.2% for the three months ended February 28, 2023 compared to the three months ended February 28, 2022. The increase was primarily attributed to favorable pricing and higher volumes due to higher demand.

Maintenance Services cost of revenue increased $7.9 million or 9.7% for the three months ended February 28, 2023 compared to the three months ended February 28, 2022. The increase was primarily due to higher costs associated with operating at higher volumes.

Maintenance Services margin as a percentage of revenue increased 2.9% for the three months ended February 28, 2023 compared to the three months ended February 28, 2022. The increase in margin percentage was primarily attributed to favorable pricing and efficiencies. This was partially offset by lower scrap metal pricing during the three months ended February 28, 2023.

Maintenance Services operating profit increased $3.9 million for the three months ended February 28, 2023 compared to the three months ended February 28, 2022. The increase in operating profit was primarily attributed to favorable pricing, higher volumes, and improved efficiencies. This was partially offset by lower scrap metal pricing during the three months ended February 28, 2023.

Leasing & Management Services Segment

	Three Months Ended February 28,		Increase	%
(in millions)	2023	2022	(Decrease)	Change
Revenue	$55.4	$40.5	$14.9	36.8%
Cost of revenue	$14.4	$11.3	$3.1	27.4%
Margin (%)	74.0%	72.1%	1.9%	*
Operating profit ($)	$40.7	$47.6	$(6.9)	(14.5%)
Operating profit (%)	73.5%	117.5%	(44.1%)	*

* Not meaningful

Our Leasing & Management Services segment generates revenue from leasing railcars from our lease fleet, providing various management services, syndication revenue associated with leases attached to new railcar sales, and interim rent on leased railcars for syndication.

Leasing & Management Services revenue increased $14.9 million or 36.8% for the three months ended February 28, 2023 compared to the three months ended February 28, 2022. The increase was primarily attributed to higher syndication revenue and higher lease rents due to higher lease rates and a larger fleet.

Leasing & Management Services cost of revenue increased $3.1 million or 27.4% for the three months ended February 28, 2023 compared to the three months ended February 28, 2022. The increase was primarily due to higher costs from the additions to our lease fleet.

Leasing & Management Services margin as a percentage of revenue increased 1.9% for the three months ended February 28, 2023 compared to the three months ended February 28, 2022. The increase in margin percentage was primarily attributed to higher syndication activity and growth in and higher utilization of the lease fleet.

Leasing & Management Services operating profit decreased $6.9 million for the three months ended February 28, 2023 compared to the three months ended February 28, 2022. The decrease was primarily attributed to a reduction in net gain on disposition of equipment for the three months ended February 28, 2023.

Selling and Administrative Expense

	Three Months Ended February 28,		Increase	%
(in millions)	2023	2022	(Decrease)	Change
Selling and administrative expense	$59.0	$54.7	$4.3	7.9%

Selling and administrative expense was $59.0 million or 5.3% of revenue for the three months ended February 28, 2023 compared to $54.7 million or 8.0% of revenue for the prior comparable period. The $4.3 million increase was primarily attributed to an increase in employee related costs due to higher incentive compensation expense as a result of timing of financial performance compared to the prior year.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment primarily includes the sale of assets from our lease fleet (Equipment on operating leases, net) and disposition of property, plant and equipment. Assets are periodically sold in the normal course of business in order to optimize our fleet and to manage risk and liquidity.

Net gain on disposition of equipment was $9.6 million for the three months ended February 28, 2023 compared to $25.1 million for the three months ended February 28, 2022. The decrease in Net gain on disposition of equipment was primarily attributed to fewer sales of assets from our lease fleet during the three months ended February 28, 2023.

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

	Three Months Ended February 28,		Increase
(in millions)	2023	2022	(Decrease)
Interest and foreign exchange:
Interest and other expense	$20.9	$12.0	$8.9
Foreign exchange (gain) loss	0.7	(0.2)	0.9
	$21.6	$11.8	$9.8

The $9.8 million increase in Interest and foreign exchange expense for the three months ended February 28, 2023 compared to the three months ended February 28, 2022 was attributed to an increase in interest expense from higher levels of borrowings and interest rates.

Income Tax

For the three months ended February 28, 2023, we had income tax expense of $11.9 million on a pre-tax income of $45.8 million for an effective tax rate of 25.9%. Tax expense included net favorable discrete items in our foreign operations.

For the three months ended February 28, 2022, we had income tax expense of $3.2 million on pre-tax income of $13.4 million for an effective tax rate of 23.9%. Tax expense included net favorable discrete items.

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

Earnings from unconsolidated affiliates were $2.9 million and $1.0 million for the three months ended February 28, 2023 and 2022, respectively. The increase was primarily related to increased volumes.

Noncontrolling Interest

Net (earnings) loss attributable to noncontrolling interest was earnings of $3.7 million for the three months ended February 28, 2023 compared to a loss of $1.6 million for the three months ended February 28, 2022. Net (earnings) loss attributable to noncontrolling interest primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

Six Months Ended February 28, 2023 Compared to the Six Months Ended February 28, 2022

Overview

Revenue, Cost of revenue, Margin and Earnings from operations (operating profit or loss) presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	For the Six Months Ended February 28,
(in millions, except per share amounts)	2023	2022
Revenue:
Manufacturing	$1,615.1	$1,008.2
Maintenance Services	183.5	159.0
Leasing & Management Services	89.9	66.3
	1,888.5	1,233.5
Cost of revenue:
Manufacturing	1,505.7	956.6
Maintenance Services	169.2	152.9
Leasing & Management Services	27.3	21.6
	1,702.2	1,131.1
Margin:
Manufacturing	109.4	51.6
Maintenance Services	14.3	6.1
Leasing & Management Services	62.6	44.7
	186.3	102.4
Selling and administrative	112.4	99.0
Net gain on disposition of equipment	(12.9)	(33.6)
Impairment of long-lived assets	24.2	—
Earnings from operations	62.6	37.0
Interest and foreign exchange	41.2	24.4
Earnings before income taxes and earnings from unconsolidated affiliates	21.4	12.6
Income tax expense	(8.1)	(1.8)
Earnings before earnings from unconsolidated affiliates	13.3	10.8
Earnings from unconsolidated affiliates	6.2	6.0
Net earnings	19.5	16.8
Net (earnings) loss attributable to noncontrolling interest	(3.1)	6.8
Net earnings attributable to Greenbrier	$16.4	$23.6
Diluted earnings per common share	$0.49	$0.70

Performance for our segments is evaluated based on operating profit or loss. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	For the Six Months Ended February 28,
(in millions)	2023	2022
Operating profit (loss):
Manufacturing	$43.2	$14.1
Maintenance Services	12.3	1.8
Leasing & Management Services	56.3	64.8
Corporate	(49.2)	(43.7)
	$62.6	$37.0

Consolidated Results

	For the Six Months Ended February 28,		Increase	%
(in millions)	2023	2022	(Decrease)	Change
Revenue	$1,888.5	$1,233.5	$655.0	53.1%
Cost of revenue	$1,702.2	$1,131.1	$571.1	50.5%
Margin (%)	9.9%	8.3%	1.6%	*
Net earnings attributable to Greenbrier	$16.4	$23.6	$(7.2)	(30.5%)

* Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 53.1% increase in revenue for the six months ended February 28, 2023 as compared to the six months ended February 28, 2022 was primarily due to a 60.2% increase in Manufacturing revenue. The increase in Manufacturing revenue was primarily attributed to a 44.4% increase in railcar deliveries.

The 50.5% increase in cost of revenue for the six months ended February 28, 2023 as compared to the six months ended February 28, 2022 was primarily due to a 57.4% increase in Manufacturing cost of revenue. The increase in Manufacturing cost of revenue was primarily attributed to a 44.4% increase in railcar deliveries and higher material costs during the six months ended February 28, 2023.

Margin as a percentage of revenue was 9.9% and 8.3% for the six months ended February 28, 2023 and 2022, respectively. The overall margin as a percentage of revenue was positively impacted by an increase in Manufacturing margin from 5.1% to 6.8% primarily attributed to operating at higher volumes during the six months ended February 28, 2023.

The $7.2 million decrease in net earnings attributable to Greenbrier for the six months ended February 28, 2023 as compared to the six months ended February 28, 2022 was primarily due to the following:

•
The impairment of long-lived assets at our Gunderson facility for the six months ended February 28, 2023.
•
A higher Net gain on disposition of equipment for the six months ended February 28, 2022.
•
An increase in Interest and foreign exchange expense for the six months ended February 28, 2023 primarily attributed to an increase in interest expense from higher borrowing and interest rates.
•
An increase in Selling and administrative expense for the six months ended February 28, 2023 primarily attributed to higher employee related costs, revenue-based fees paid to our joint venture partner in Mexico and IT costs.

These were partially offset by an increase in Margin primarily due to higher railcar deliveries and syndication revenue for the six months ended February 28, 2023.

Manufacturing Segment

	For the Six Months Ended February 28,		Increase	%
(In millions, except railcar deliveries)	2023	2022	(Decrease)	Change
Revenue	$1,615.1	$1,008.2	$606.9	60.2%
Cost of revenue	$1,505.7	$956.6	$549.1	57.4%
Margin (%)	6.8%	5.1%	1.7%	*
Operating profit ($)	$43.2	$14.1	$29.1	206.4%
Operating profit (%)	2.7%	1.4%	1.3%	*
Deliveries	11,700	8,100	3,600	44.4%

* Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of freight railcars and from the conversion of existing or in-service railcars through our facilities in North America and Europe. We also manufacture a broad range of ocean-going and river barges for transporting merchandise between ports within the United States.

Manufacturing revenue increased $606.9 million or 60.2% for the six months ended February 28, 2023 compared to the six months ended February 28, 2022. The increase in revenue was primarily attributed to a 44.4% increase in railcar deliveries. The increase was also due to the additional revenue associated with an increase in material and other input costs during the six months ended February 28, 2023, as many of our customer contracts include price escalation provisions when certain of our manufacturing costs increase.

Manufacturing cost of revenue increased $549.1 million or 57.4% for the six months ended February 28, 2023 compared to the six months ended February 28, 2022. The increase in cost of revenue was primarily attributed to a 44.4% increase in the volume of railcar deliveries and higher material and other input costs during the six months ended February 28, 2023.

Manufacturing margin as a percentage of revenue increased 1.7% for the six months ended February 28, 2023 compared to the six months ended February 28, 2022. The increase in margin percentage for the six months ended February 28, 2023 was primarily attributed to operating at higher production levels. This was partially offset by increased costs associated with component outsourcing to support the higher volume and mix of production.

Manufacturing operating profit increased $29.1 million for the six months ended February 28, 2023 compared to the six months ended February 28, 2022. The increase in operating profit was primarily attributed to an increase in railcar deliveries at improved margins. This increase was partially offset by the $24.2 million impairment of long-lived assets at our Gunderson facility.

Maintenance Services Segment

	For the Six Months Ended February 28,		Increase	%
(in millions)	2023	2022	(Decrease)	Change
Revenue	$183.5	$159.0	$24.5	15.4%
Cost of revenue	$169.2	$152.9	$16.3	10.7%
Margin (%)	7.8%	3.8%	4.0%	*
Operating profit ($)	$12.3	$1.8	$10.5	*
Operating profit (%)	6.7%	1.1%	5.6%	*

* Not meaningful

Our Maintenance Services segment primarily generates revenue from railcar component manufacturing and servicing and from providing railcar maintenance services.

Maintenance Services revenue increased $24.5 million or 15.4% for the six months ended February 28, 2023 compared to the six months ended February 28, 2022. The increase was primarily attributed to favorable pricing and higher volumes due to increased demand.

Maintenance Services cost of revenue increased $16.3 million or 10.7% for the six months ended February 28, 2023 compared to the six months ended February 28, 2022. The increase was primarily due to higher costs associated with operating at higher volumes.

Maintenance Services margin as a percentage of revenue increased 4.0% for the six months ended February 28, 2023 compared to the six months ended February 28, 2022. The increase in margin percentage was primarily attributed to favorable pricing and efficiencies during the six months ended February 28, 2023. This was partially offset by a decrease in scrap metal pricing and volumes during the six months ended February 28, 2023.

Maintenance Services operating profit increased $10.5 million for the six months ended February 28, 2023 compared to the six months ended February 28, 2022. The increase in operating profit was primarily attributed to favorable pricing and efficiencies during the six months ended February 28, 2023. This was partially offset by a decrease in scrap metal pricing and volumes during the six months ended February 28, 2023.

Leasing & Management Services Segment

	For the Six Months Ended February 28,		Increase	%
(in millions)	2023	2022	(Decrease)	Change
Revenue	$89.9	$66.3	$23.6	35.6%
Cost of revenue	$27.3	$21.6	$5.7	26.4%
Margin (%)	69.6%	67.4%	2.2%	*
Operating profit ($)	$56.3	$64.8	$(8.5)	(13.1%)
Operating profit (%)	62.6%	97.7%	(35.1%)	*

* Not meaningful

Our Leasing & Management Services segment generates revenue from leasing railcars from our lease fleet, providing various management services, syndication revenue associated with leases attached to new railcar sales, and interim rent on leased railcars for syndication.

Leasing & Management Services revenue increased $23.6 million or 35.6% for the six months ended February 28, 2023 compared to the six months ended February 28, 2022. The increase was primarily attributed to higher lease rents due to higher lease rates and a larger fleet and higher syndication revenue from an increase in the volume of new railcar sales with leases attached.

Leasing & Management Services cost of revenue increased $5.7 million or 26.4% for the six months ended February 28, 2023 compared to the six months ended February 28, 2022. The increase was primarily due to higher costs from the larger fleet.

Leasing & Management Services margin as a percentage of revenue increased 2.2% for the six months ended February 28, 2023 compared to the six months ended February 28, 2022. The increase in margin percentage was primarily attributed to higher syndication activity.

Leasing & Management Services operating profit decreased $8.5 million or 13.1% for the six months ended February 28, 2023 compared to the six months ended February 28, 2022. The decrease was primarily attributed to a reduction in net gain on disposition of equipment for the six months ended February 28, 2023.

Selling and Administrative Expense

	For the Six Months Ended February 28,		Increase	%
(in millions)	2023	2022	(Decrease)	Change
Selling and administrative expense	$112.4	$99.0	$13.4	13.5%

Selling and administrative expense was $112.4 million or 6.0% of revenue for the six months ended February 28, 2023 compared to $99.0 million or 8.0% of revenue for the prior comparable period. The $13.4 million increase was primarily attributed to higher employee related costs, revenue-based fees paid to our joint venture partner in Mexico and IT support costs.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment primarily includes the sale of assets from our lease fleet (Equipment on operating leases, net) and disposition of property, plant and equipment. Assets are periodically sold in the normal course of business in order to optimize our fleet and to manage risk and liquidity.

Net gain on disposition of equipment was $12.9 million and $33.6 million for the six months ended February 28, 2023 and 2022, respectively. The decrease in Net gain on disposition of equipment was primarily attributed to fewer sales of assets from our lease fleet during the six months ended February 28, 2023.

Impairment of Long-lived Assets

The six months ended February 28, 2023 included an Impairment of Long-lived Assets of $24.2 million related to our change in the future use of our Gunderson facility. For additional information, see Note 4 to the Condensed Consolidated Financial Statements.

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

	For the Six Months Ended February 28,		Increase
(in millions)	2023	2022	(Decrease)
Interest and foreign exchange:
Interest and other expense	$38.7	$23.3	$15.4
Foreign exchange loss	2.5	1.1	1.4
	$41.2	$24.4	$16.8

The $16.8 million increase in Interest and foreign exchange expense for the six months ended February 28, 2023 compared to the six months ended February 28, 2022 was primarily attributed to an increase in interest expense from higher levels of borrowings and interest rates.

Income Tax

For the six months ended February 28, 2023, we had income tax expense of $8.1 million on pre-tax income of $21.4 million for an effective tax rate of 37.8%. Tax expense was negatively impacted by the geographic mix of earnings as well as net unfavorable discrete items including changes in foreign currency exchange rates for our U.S. Dollar denominated foreign operations.

For the six months ended February 28, 2022, we had income tax expense of $1.8 million on pre-tax income of $12.6 million for an effective tax rate of 14.3%. Tax expense included net favorable discrete items primarily related to amendments to prior year tax returns.

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

Earnings from unconsolidated affiliates was $6.2 million for the six months ended February 28, 2023 compared to earnings from unconsolidated affiliates of $6.0 million for the six months ended February 28, 2022. The increase was primarily related to higher sales volumes, partially offset by lower profitability at our Brazil operations.

Noncontrolling Interest

Net (earnings) loss attributable to noncontrolling interest was earnings of $3.1 million for the six months ended February 28, 2023 compared to a loss of $6.8 million for the six months ended February 28, 2022. Net (earnings) loss attributable to noncontrolling interest primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations. The increase of $9.9 million from the prior year is primarily a result of an increase in earnings due to higher volumes of railcar deliveries at our Mexican railcar manufacturing joint venture.

Liquidity and Capital Resources

	Six Months Ended February 28,
(in millions)	2023	2022
Net cash used in operating activities	$(96.4)	$(220.3)
Net cash used in investing activities	(105.2)	(52.4)
Net cash provided by financing activities	23.7	204.8
Effect of exchange rate changes	18.4	(1.0)
Decrease in cash and cash equivalents and restricted cash	$(159.5)	$(68.9)

We have been financed through cash generated from operations and borrowings. At February 28, 2023 Cash and cash equivalents and Restricted cash were $399.6 million, a decrease of $159.5 million from $559.1 million at August 31, 2022.

Cash Flows From Operating Activities

The change in cash used in operating activities for the six months ended February 28, 2023 compared to the six months ended February 28, 2022 was primarily due to a moderation in working capital increases when compared to the prior year.

Cash Flows From Investing Activities

Cash used in investing activities primarily related to capital expenditures net of proceeds from the sale of assets and investment activity with our unconsolidated affiliates. The change in cash used in investing activities for the six months ended February 28, 2023 compared to the six months ended February 28, 2022 was primarily attributable to a decrease in fleet sales that outpaced a decrease in capital expenditures in our Leasing & Management Services segment.

	Six Months Ended February 28,
(in millions)	2023	2022
Capital expenditures:
Leasing & Management Services	$(142.6)	$(183.6)
Manufacturing	(22.3)	(12.2)
Maintenance Services	(4.8)	(2.2)
Total capital expenditures (gross)	$(169.7)	$(198.0)
Proceeds from sales of assets	62.1	148.6
Total capital expenditures (net of proceeds)	$(107.6)	$(49.4)

Capital expenditures primarily relate to additions to our lease fleet and on-going investments into the safety and productivity of our facilities. Proceeds from the sale of assets primarily relate to sales of railcars from our lease fleet within Leasing & Management Services. Assets from our lease fleet are periodically sold in the normal course of business to accommodate customer demand and to manage risk and liquidity. Proceeds from sales of assets are expected to be approximately $70 million for 2023.

Capital expenditures for 2023 are expected to be approximately $290 million for Leasing & Management Services, approximately $80 million for Manufacturing and approximately $15 million for Maintenance Services. Capital expenditures for 2023 primarily relate to additions to our lease fleet reflecting our enhanced leasing strategy and continued investments into the safety and productivity of our facilities.

Cash Flows From Financing Activities

The change in cash provided by financing activities for the six months ended February 28, 2023 compared to the six months ended February 28, 2022 was primarily attributed to fewer proceeds from debt, net of repayments when compared to February 28, 2022. During the six months ended February 28, 2023 we drew the remaining $75 million on our term facility.

Dividend & Share Repurchase Program

A quarterly dividend of $0.27 per share was declared on April 3, 2023.

The Board of Directors has authorized our company to repurchase shares of our common stock. The share repurchase program has an expiration date of January 31, 2025. As of February 28, 2023, the amount remaining for repurchase was $85.9 million. Under the share repurchase program, shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. The timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The program may be modified, suspended or discontinued at any time without prior notice. The share repurchase program does not obligate us to acquire any specific number of shares in any period.

During the three and six months ended February 28, 2023, we purchased a total of 575 thousand shares for $17.4 million. There were no shares repurchased under the share repurchase program during the six months ended February 28, 2022.

Cash, Borrowing Availability and Credit Facilities

As of February 28, 2023, we had $379.9 million in Cash and cash equivalents and $436.0 million in available borrowings. Our current cash balance is part of our strategy to maintain strong liquidity to respond to current uncertainties.

Senior secured credit facilities aggregated to $1.1 billion as of February 28, 2023. We had an aggregate of $436.0 million available to draw down under committed credit facilities as of February 28, 2023. This amount consists of $364.1 million available on the North American credit facility, $36.9 million on the European credit facilities and $35.0 million on the Mexican credit facilities.

North America – As of February 28, 2023, a $600.0 million revolving line of credit, maturing August 2026, secured by substantially all our U.S. assets not otherwise pledged as security for term loans or the warehouse credit facility, existed to provide working capital and interim financing of equipment, principally for our U.S. and Mexican operations. Advances under this North American credit facility bear interest at SOFR plus 1.75% plus 0.10% as a SOFR adjustment or Prime plus 0.75% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

GBX Leasing – As of February 28, 2023, a $350.0 million non-recourse warehouse credit facility existed to support the operations of GBX Leasing. Advances under this facility bear interest at SOFR plus 1.85% plus 0.11% as a SOFR adjustment. The warehouse credit facility converts to a term loan in August 2025 and matures in August 2027.

Europe – As of February 28, 2023, lines of credit totaling $71.7 million secured by certain of our European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.6% and Euro Interbank Offered Rate (EURIBOR) plus 1.1% to EURIBOR plus 1.5%, were available for working capital needs of our European manufacturing operations. The European lines of credit include $35.0 million which are guaranteed by us. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from June 2023 through September 2024.

Mexico – As of February 28, 2023, our Mexican railcar manufacturing operations had three lines of credit totaling $120.0 million for working capital needs. The first line of credit provides up to $50.0 million and matures in October 2024. Advances under this facility bear interest at LIBOR plus 4.25%. The second line of credit provides up to $40.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at SOFR plus 2.55%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through February 2025. The third line of credit provides up to $30.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.75% to 4.25%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2024.

Credit facility balances:

(in millions)	February 28, 2023	August 31, 2022
North America	$125.0	$160.0
GBX Leasing	65.5	—
Europe	34.8	51.6
Mexico	85.0	85.0
	$310.3	$296.6

Outstanding commitments under the North American credit facility included letters of credit which totaled $5.5 million and $6.9 million as of February 28, 2023 and August 31, 2022, respectively.

Other Information

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into financing leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of February 28, 2023, we were in compliance with all such restrictive covenants.

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

To mitigate the exposure to changes in interest rates, we have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $468.4 million of variable rate debt to fixed rate debt as of February 28, 2023.

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

An asset group is generally established by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets. Determining whether a long-lived asset is impaired requires various estimates and assumptions, including whether a triggering event has occurred, the identification of asset groups, and the determination of the fair value of real and personal property. Estimates of future cash flows are by nature highly uncertain and contemplate factors that may change over time. During the first quarter of fiscal 2023, a $24.2 million pre-tax impairment charge was recorded as Impairment of long-lived assets and is included within the Condensed Consolidated Statements of Operations. For further information, see Note 4 to the Condensed Consolidated Financial Statements.

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

As of February 28, 2023, our goodwill balance was $128.3 million of which $85.3 million related to our Manufacturing segment and $43.0 million related to our Maintenance Services segment. Our Manufacturing segment includes the North America Manufacturing reporting unit with a goodwill balance of $56.6 million; and the Europe Manufacturing reporting unit with a goodwill balance of $28.7 million.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecasted foreign currency sales and expenses. At February 28, 2023 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $89.1 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact of a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At February 28, 2023, net assets of foreign subsidiaries aggregated $156.6 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $15.7 million, or 1.2% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $468.4 million of variable rate debt to fixed rate debt. Notwithstanding these interest rate swap agreements, we are still exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At February 28, 2023, 74% of our outstanding debt had fixed rates and 26% had variable rates. At February 28, 2023, a uniform 10% increase in variable interest rates would result in approximately $2.6 million of additional annual interest expense.

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
Ongoing Remediation of Previously Identified Material Weakness

With the oversight of senior management and our Audit Committee, we have identified controls and implementation of our remediation plan is underway to address the material weakness mentioned above. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2023.

Changes in Internal Control over Financial Reporting

Except for the changes in connection with our implementation of the remediation plans above, there have been no changes in our internal control over financial reporting during the quarter ended February 28, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 15 to Consolidated Financial Statements, Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2022 and our subsequent Quarterly Report on Form 10-Q. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended August 31, 2022 and our subsequent Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. On January 5, 2023, the expiration date of this share repurchase program was extended to January 31, 2025. Share repurchases under this program during the three months ended February 28, 2023 were as follows:

(in millions, except shares which are reflected in thousands, and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2022 - December 31, 2022	75	$34.35	75	$97.4
January 1, 2023 - January 31, 2023	287	$29.27	287	$92.4
February 1, 2023 - February 28, 2023	213	$30.32	213	$85.9

Item 6. Exhibits

(a)
List of Exhibits:

10.43

Amendment to Fourth Amended and Restated Credit Agreement dated as of September 26, 2018, among The Greenbrier Companies, Inc., an Oregon corporation, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent

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

THE GREENBRIER COMPANIES, INC.

Date:	April 10, 2023	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)