Form 10-Q
period 2023-05-31
GREENBRIER COMPANIES INC
filed 2023-06-29
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2023

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, without par value, outstanding on June 26, 2023 was 30,883,231 shares.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

(In millions, except number of shares which are reflected in thousands, unaudited)

	May 31, 2023	August 31, 2022
Assets
Cash and cash equivalents	$321.4	$543.0
Restricted cash	20.1	16.1
Accounts receivable, net	533.6	501.2
Income tax receivable	29.8	39.8
Inventories	888.0	815.3
Leased railcars for syndication	119.4	111.1
Equipment on operating leases, net	941.0	770.9
Property, plant and equipment, net	600.4	645.2
Investment in unconsolidated affiliates	86.4	92.5
Intangibles and other assets, net	253.3	189.1
Goodwill	128.3	127.3
	$3,921.7	$3,851.5
Liabilities and Equity
Revolving notes	$280.0	$296.6
Accounts payable and accrued liabilities	741.6	725.1
Deferred income taxes	88.3	68.6
Deferred revenue	56.6	35.3
Notes payable, net	1,320.3	1,269.1

Commitments and contingencies (Note 16)

Contingently redeemable noncontrolling interest	54.1	27.7

Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 31,111 and 32,603 shares outstanding at May 31, 2023 and August 31, 2022	—	—
Additional paid-in capital	374.1	424.8
Retained earnings	882.2	897.7
Accumulated other comprehensive loss	(23.6)	(45.6)
Total equity – Greenbrier	1,232.7	1,276.9
Noncontrolling interest	148.1	152.2
Total equity	1,380.8	1,429.1
	$3,921.7	$3,851.5

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Income

(In millions, except number of shares which are reflected in thousands and per share amounts, unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Revenue
Manufacturing	$870.2	$650.9	$2,485.3	$1,659.1
Maintenance Services	122.9	101.5	306.4	260.5
Leasing & Management Services	45.0	41.1	134.9	107.4
	1,038.1	793.5	2,926.6	2,027.0
Cost of revenue
Manufacturing	786.5	611.3	2,292.2	1,567.9
Maintenance Services	109.8	91.1	279.0	244.0
Leasing & Management Services	13.7	14.8	41.0	36.4
	910.0	717.2	2,612.2	1,848.3
Margin	128.1	76.3	314.4	178.7
Selling and administrative expense	63.3	57.4	175.7	156.4
Net gain on disposition of equipment	(2.3)	(0.7)	(15.2)	(34.3)
Asset impairment, disposal, and exit costs	16.4	—	40.6	—
Earnings from operations	50.7	19.6	113.3	56.6
Other costs
Interest and foreign exchange	22.8	14.9	64.0	39.3
Earnings before income tax and earnings from unconsolidated affiliates	27.9	4.7	49.3	17.3
Income tax expense	(3.6)	(1.1)	(11.7)	(2.9)
Earnings before earnings from unconsolidated affiliates	24.3	3.6	37.6	14.4
Earnings from unconsolidated affiliates	2.4	4.0	8.6	10.0
Net earnings	26.7	7.6	46.2	24.4
Net (earnings) loss attributable to noncontrolling interest	(5.4)	(4.5)	(8.5)	2.3
Net earnings attributable to Greenbrier	$21.3	$3.1	$37.7	$26.7
Basic earnings per common share	$0.67	$0.10	$1.17	$0.82
Diluted earnings per common share	$0.64	$0.09	$1.13	$0.79
Weighted average common shares:
Basic	31,757	32,588	32,346	32,560
Diluted	33,571	33,661	33,344	33,626

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Comprehensive Income

(In millions, unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Net earnings	$26.7	$7.6	$46.2	$24.4

Other comprehensive income (loss)
Translation adjustment	6.0	2.2	16.9	(7.4)
Reclassification of derivative financial instruments recognized in net earnings[1]	(2.7)	1.5	(4.8)	3.8
Unrealized gain (loss) on derivative financial instruments[2]	(5.2)	13.1	9.8	10.7
Other (net of tax effect)	—	—	0.1	0.1
	(1.9)	16.8	22.0	7.2
Comprehensive income	24.8	24.4	68.2	31.6
Comprehensive (income) loss attributable to noncontrolling interest	(5.4)	(4.6)	(8.5)	2.2
Comprehensive income attributable to Greenbrier	$19.4	$19.8	$59.7	$33.8

1 Net of tax effect of $1.2 million and ($0.7 million) for the three months ended May 31, 2023 and May 31, 2022 and $2.2 million and ($1.4 million) for the nine months ended May 31, 2023 and May 31, 2022.

2 Net of tax effect of ($1.2 million) and ($4.5 million) for the three months ended May 31, 2023 and May 31, 2022 and ($8.0 million) and ($4.3 million) for the nine months ended May 31, 2023 and May 31, 2022.

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Equity

(In millions, except per share amounts, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2022	32.6	$424.8	$897.7	$(45.6)	$1,276.9	$152.2	$1,429.1	$27.7
Net earnings	—	—	37.7	—	37.7	8.4	46.1	0.1
Other comprehensive income, net	—	—	—	22.0	22.0	—	22.0	—
Noncontrolling interest adjustments	—	(7.9)	(26.3)	—	(34.2)	(1.6)	(35.8)	26.3
Joint venture partner distribution declared	—	—	—	—	—	(10.9)	(10.9)	—
Restricted stock awards (net of cancellations)	0.2	8.9	—	—	8.9	—	8.9	—
Unamortized restricted stock	—	(11.1)	—	—	(11.1)	—	(11.1)	—
Stock based compensation expense	—	8.8	—	—	8.8	—	8.8	—
Repurchase of stock	(1.7)	(49.4)	—	—	(49.4)	—	(49.4)	—
Cash dividends ($0.81 per share)	—	—	(26.9)	—	(26.9)	—	(26.9)	—
Balance May 31, 2023	31.1	$374.1	$882.2	$(23.6)	$1,232.7	$148.1	$1,380.8	$54.1

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance February 28, 2023	32.3	$403.0	$896.0	$(21.7)	$1,277.3	$144.6	$1,421.9	$27.5
Net earnings	—	—	21.3	—	21.3	5.1	26.4	0.3
Other comprehensive income, net	—	—	—	(1.9)	(1.9)	—	(1.9)	—
Noncontrolling interest adjustments	—	—	(26.3)	—	(26.3)	0.4	(25.9)	26.3
Joint venture partner distribution declared	—	—	—	—	—	(2.0)	(2.0)	—
Restricted stock awards (net of cancellations)	—	(0.1)	—	—	(0.1)	—	(0.1)	—
Unamortized restricted stock	—	0.3	—	—	0.3	—	0.3	—
Stock based compensation expense	—	2.9	—	—	2.9	—	2.9	—
Repurchase of stock	(1.2)	(32.0)	—	—	(32.0)	—	(32.0)	—
Cash dividends ($0.27 per share)	—	—	(8.8)	—	(8.8)	—	(8.8)	—
Balance May 31, 2023	31.1	$374.1	$882.2	$(23.6)	$1,232.7	$148.1	$1,380.8	$54.1

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2021	32.4	$469.7	$881.7	$(43.7)	$1,307.7	$168.7	$1,476.4	$29.7
Cumulative effect adjustment due to adoption of ASU 2020-06	—	(58.9)	4.9	—	(54.0)	—	(54.0)	—
Net earnings	—	—	26.7	—	26.7	(0.4)	26.3	(1.9)
Other comprehensive income, net	—	—	—	7.1	7.1	0.1	7.2	—
Noncontrolling interest adjustments	—	2.2	—	—	2.2	(1.5)	0.7	—
Joint venture partner distribution declared	—	—	—	—	—	(10.1)	(10.1)	—
Restricted stock awards (net of cancellations)	0.2	11.9	—	—	11.9	—	11.9	—
Unamortized restricted stock	—	(15.3)	—	—	(15.3)	—	(15.3)	—
Stock based compensation expense	—	10.9	—	—	10.9	—	10.9	—
Cash dividends ($0.81 per share)	—	—	(26.8)	—	(26.8)	—	(26.8)	—
Balance May 31, 2022	32.6	$420.5	$886.5	$(36.6)	$1,270.4	$156.8	$1,427.2	$27.8

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance February 28, 2022	32.6	$413.4	$892.5	$(53.3)	$1,252.6	$154.1	$1,406.7	$28.5
Cumulative effect adjustment due to adoption of ASU 2020-06	—	(0.1)	—	—	(0.1)	—	(0.1)	—
Net earnings	—	—	3.1	—	3.1	5.2	8.3	(0.7)
Other comprehensive income, net	—	—	—	16.7	16.7	0.1	16.8	—
Noncontrolling interest adjustments	—	2.2	—	—	2.2	(0.9)	1.3	—
Joint venture partner distribution declared	—	—	—	—	—	(1.7)	(1.7)	—
Stock based compensation expense	—	5.0	—	—	5.0	—	5.0	—
Cash dividends ($0.27 per share)	—	—	(9.1)	—	(9.1)	—	(9.1)	—
Balance May 31, 2022	32.6	$420.5	$886.5	$(36.6)	$1,270.4	$156.8	$1,427.2	$27.8

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Cash Flows

(In millions, unaudited)

	Nine Months Ended May 31,
	2023	2022
Cash flows from operating activities
Net earnings	$46.2	$24.4
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	(18.4)	16.9
Depreciation and amortization	79.8	75.9
Net gain on disposition of equipment	(15.2)	(34.3)
Stock based compensation expense	8.8	10.9
Asset impairment, disposal, and exit costs	40.6	—
Noncontrolling interest adjustments	2.8	0.7
Other	2.8	3.4
Decrease (increase) in assets:
Accounts receivable, net	(16.1)	(160.3)
Income tax receivable	10.0	(17.3)
Inventories	(80.7)	(224.2)
Leased railcars for syndication	(57.3)	(77.6)
Other assets	(42.9)	(16.1)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	8.3	77.2
Deferred revenue	32.5	(8.0)
Net cash provided by (used in) operating activities	1.2	(328.4)
Cash flows from investing activities
Proceeds from sales of assets	76.3	155.1
Capital expenditures	(253.9)	(248.8)
Investments in and advances to / repayments from unconsolidated affiliates	(3.5)	(4.2)
Cash distribution from unconsolidated affiliates and other	6.3	1.8
Net cash used in investing activities	(174.8)	(96.1)
Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	(11.5)	(97.3)
Proceeds from revolving notes with maturities longer than 90 days	220.0	35.0
Repayments of revolving notes with maturities longer than 90 days	(230.0)	—
Proceeds from issuance of notes payable	75.0	323.3
Repayments of notes payable	(27.1)	(15.0)
Debt issuance costs	(0.2)	(7.2)
Repurchase of stock	(48.0)	—
Dividends	(26.7)	(26.9)
Cash distribution to joint venture partner	(8.4)	(9.4)
Tax payments for net share settlement of restricted stock	(2.3)	(3.5)
Net cash provided by (used in) financing activities	(59.2)	199.0
Effect of exchange rate changes	15.2	19.9
Decrease in Cash and cash equivalents and Restricted cash	(217.6)	(205.6)
Cash and cash equivalents and restricted cash
Beginning of period	559.1	671.4
End of period	$341.5	$465.8
Balance sheet reconciliation
Cash and cash equivalents	$321.4	$449.7
Restricted cash	20.1	16.1
Total cash and cash equivalents and restricted cash as presented above	$341.5	$465.8
Cash paid during the period for
Interest	$57.1	$33.3
Income taxes paid, net	$13.7	$11.1
Non-cash activity
Transfers between Leased railcars for syndication and Inventories and Equipment on operating leases, net	$40.0	$13.0
Capital expenditures accrued in Accounts payable and accrued liabilities	$3.2	$5.7
Change in Accounts payable and accrued liabilities associated with dividends declared	$0.2	$(0.1)
Change in Accounts payable and accrued liabilities associated with cash distributions to joint venture partner	$2.5	$0.6
Repurchase of stock accrued in Accounts payable and accrued liabilities	$1.4	$—

The accompanying notes are an integral part of these financial statements

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) as of May 31, 2023 and for the three and nine months ended May 31, 2023 and 2022 have been prepared to reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. All references to years refer to the fiscal years ended August 31st unless otherwise noted. The results of operations for the three and nine months ended May 31, 2023 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2023.

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

Share Repurchase Program – The Board of Directors has authorized the Company to repurchase in aggregate up to $100.0 million of the Company’s common stock. The program may be modified, suspended, or discontinued at any time without prior notice. Under the share repurchase program, shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. The timing and amount of purchases is based upon market conditions, securities law limitations and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period. The prior authorization was set to expire on January 31, 2023. On January 5, 2023, the Board of Directors authorized the extension of the existing share repurchase program to January 31, 2025.

During the three and nine months ended May 31, 2023, the Company purchased a total of 1.2 million and 1.7 million shares for $32.0 million and $49.4 million, respectively, of which 1.6 million shares for $46.1 million were purchased under the current authorization of the share repurchase program. As of May 31, 2023, the amount remaining for repurchase under the share repurchase program was $53.9 million. There were no shares repurchased under the share repurchase program during the nine months ended May 31, 2022.

Note 2 – Revenue Recognition

Contract balances

Contract assets primarily consist of work completed for railcar maintenance but not billed at the reporting date. Contract liabilities primarily consist of customer prepayments for manufacturing and other management-type services, for which the Company has not yet satisfied the related performance obligations. Contract assets in the August 31, 2022 balance also included unbilled receivables on marine vessel construction for which the respective contracts do not yet permit billing at the reporting date.

The contract balances are as follows:

(in millions)	Balance sheet classification	May 31, 2023	August 31, 2022	$ change
Contract assets (1)	Accounts Receivable	$—	$13.0	$(13.0)
Contract assets	Inventories	7.9	6.0	$1.9
Contract liabilities (1) (2)	Deferred revenue	54.5	30.5	$24.0

(1) Balance includes contract assets and liabilities associated with Gunderson Marine which was disposed of in May 2023. See Note 4 for further discussion.

(2) Contract liabilities balance includes deferred revenue within the scope of Revenue from Contracts with Customers (Topic 606).

For the three and nine months ended May 31, 2023, the Company recognized $2.7 million and $12.6 million of revenue, respectively that was included in Contract liabilities as of August 31, 2022.

Performance obligations

As of May 31, 2023, the Company has entered into contracts with customers for which revenue has not yet been recognized. The following table outlines estimated revenue related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(in millions)	May 31, 2023
Revenue type:
Manufacturing – Railcar sales	$2,029.9
Manufacturing – Sustainable conversions	$87.6
Management services	$139.5
Other	$10.0

Based on current production and delivery schedules and existing contracts, approximately $1.9 billion of Railcar sales are expected to be recognized in 2023 and 2024.

Sustainable conversions represent orders to modernize existing railcars and are expected to be recognized through 2023.

Management services includes management and maintenance services of which approximately 52% are expected to be performed through 2027 and the remaining amount through 2037.

Note 3 – Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in first-out method. Work-in-process includes material, labor and overhead. Finished goods includes completed wheels, parts and railcars not on lease or in transit. The following table summarizes the Company’s inventory balance:

(in millions)	May 31, 2023	August 31, 2022
Manufacturing supplies and raw materials	$710.6	$570.2
Work-in-process	108.4	183.3
Finished goods	85.0	75.9
Excess and obsolete adjustment	(16.0)	(14.1)
	$888.0	$815.3

Note 4 – Gunderson Facility

On November 17, 2022, as part of the Company's strategic review of the global business capacity footprint, the Company decided to permanently cease rail production at the Gunderson Facility and to explore alternatives to exit marine barge production. Due to the change in future use of the facility, management assessed recoverability of Gunderson assets in accordance with the Company’s policy on impairment of long-lived assets. Based on an analysis of future undiscounted cash flows associated with these assets, management determined that the carrying value was not recoverable. The carrying amount of the Company’s long-lived assets at the Gunderson Facility was $44.0 million and the fair value was $19.8 million as of the impairment date. The fair value was primarily determined based on estimated market prices of the assets and represented a Level 3 valuation in the fair value hierarchy. In the first quarter of 2023, the Company concluded that an impairment charge was necessary and $24.2 million was recorded in the Manufacturing segment as Asset impairment, disposal and exit costs within the Condensed Consolidated Statements of Income.

In May 2023, the Company sold its ownership interest in Gunderson Marine and the Portland Property (the Gunderson Facility) and recorded a $14.3 million loss on sale. The Company also permanently ceased rail production at the Gunderson Facility in May 2023 and incurred $2.1 million of severance. The $14.3 million loss on sale and $2.1 million of severance are recorded within the Manufacturing segment as Asset impairment, disposal and exit costs within the Condensed Consolidated Statements of Income for the three months ended May 31, 2023. A total of $40.6 million was recorded within the Manufacturing segment as Asset impairment, disposal and exit costs within the Condensed Consolidated Statements of Income for the nine months ended May 31, 2023, which includes the $24.2 million impairment of long-lived assets, $14.3 million loss on sale, and $2.1 million of severance.

Note 5 – Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable Intangible and other assets balance:

(in millions)	May 31, 2023	August 31, 2022
Intangible assets subject to amortization:
Customer relationships	$87.5	$87.5
Accumulated amortization	(68.4)	(66.1)
Other intangibles	42.5	42.4
Accumulated amortization	(20.6)	(16.5)
	41.0	47.3
Intangible assets not subject to amortization	2.4	2.4
Prepaid and other assets	47.5	32.4
Operating lease ROU assets	74.3	54.2
Nonqualified savings plan investments	43.8	40.3
Debt issuance costs, net	6.3	8.7
Assets held for sale	0.3	3.8
Deferred tax assets	37.7	—
	$253.3	$189.1

Amortization expense was $2.0 million and $6.0 million for the three and nine months ended May 31, 2023, respectively and $1.9 million and $7.3 million for the three and nine months ended May 31, 2022, respectively. Amortization expense for the years ending August 31, 2023, 2024, 2025, 2026 and 2027 is expected to be $8.3 million, $7.7 million, $6.5 million, $6.1 million and $5.3 million, respectively.

Note 6 – Goodwill

The Company performed its annual goodwill impairment test during the third quarter. The Company determined the fair value of the reporting units considering both the income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows which incorporates forecasted revenues, long-term growth rate, gross margin percentages, operating expenses, and the use of discount rates. Under the market approach, the Company estimates the fair value based on observed market multiples for comparable businesses, when appropriate. Based on the results of the annual goodwill impairment test, the fair values of the reporting units exceeded their carrying values and the Company concluded that goodwill was not impaired.

As of May 31, 2023, the goodwill balance was $128.3 million of which $85.3 million related to the Manufacturing segment and $43.0 million related to the Maintenance Services segment. The Manufacturing segment includes the North America Manufacturing reporting unit with a goodwill balance of $56.3 million and the Europe Manufacturing reporting unit with a goodwill balance of $29.0 million.

As part of the Company’s annual goodwill impairment test, the fair value of the Europe Manufacturing reporting unit indicated an increase in the maximum redemption amount of the Contingently redeemable noncontrolling interest in Greenbrier-Astra Rail. The increase in fair value is primarily attributed to the impact of industry and entity-specific indicators which positively impacted the estimated future cash flows of Greenbrier-Astra Rail. During the three and nine months ended May 31, 2023, the Company recorded a noncash $26.3 million redemption value adjustment to Contingently redeemable noncontrolling interest and Retained earnings to record the carrying value at the maximum redemption amount, which represented a Level 3 valuation within the fair value hierarchy.

Note 7 – Revolving Notes

Senior secured credit facilities aggregated to $1.1 billion as of May 31, 2023. The Company had an aggregate of $344.1 million available to draw down under committed credit facilities as of May 31, 2023. This amount consists of $281.4 million available on the North American credit facility, $32.7 million on the European credit facilities and $30.0 million on the Mexican credit facilities.

North America – As of May 31, 2023, a $600.0 million revolving line of credit, maturing August 2026, secured by substantially all the Company’s U.S. assets not otherwise pledged as security for term loans or the warehouse credit facility, existed to provide working capital and interim financing of equipment, principally for the Company’s U.S. and Mexican operations. Advances under this North American credit facility bear interest at SOFR plus 1.75% plus 0.10% as a SOFR adjustment or Prime plus 0.75% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

GBX Leasing – As of May 31, 2023, a $350.0 million non-recourse warehouse credit facility existed to support the operations of GBX Leasing. Advances under this facility bear interest at SOFR plus 1.85% plus 0.11% as a SOFR adjustment. The warehouse credit facility converts to a term loan in August 2025 and matures in August 2027.

Europe – As of May 31, 2023, lines of credit totaling $73.4 million secured by certain of the Company’s European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.6% and Euro Interbank Offered Rate (EURIBOR) plus 1.1% to EURIBOR plus 1.5%, were available for working capital needs of the Company’s European manufacturing operations. The European lines of credit include $35.3 million which is guaranteed by the Company. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from July 2023 through September 2024.

Mexico – As of May 31, 2023, the Company’s Mexican railcar manufacturing operations had three lines of credit totaling $120.0 million for working capital needs. The first line of credit provides up to $50.0 million and matures in October 2024. Advances under this facility bear interest at LIBOR plus 4.25%. The second line of credit provides up to $40.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at SOFR plus 2.55%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through February 2025. The third line of credit provides up to $30.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.75% to 4.25%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2024.

Revolving notes consisted of the following balances:

(in millions)	May 31, 2023	August 31, 2022
North America	$30.0	$160.0
GBX Leasing	119.3	—
Europe	40.7	51.6
Mexico	90.0	85.0
	$280.0	$296.6

Outstanding commitments under the North American credit facility included letters of credit which totaled $4.9 million and $6.9 million as of May 31, 2023 and August 31, 2022, respectively.

Note 8 – Accounts Payable and Accrued Liabilities

(in millions)	May 31, 2023	August 31, 2022
Trade payables	$400.6	$401.5
Accrued liabilities and other	96.7	102.8
Operating lease liabilities	75.9	56.4
Accrued payroll and related liabilities	143.0	140.4
Accrued warranty	25.4	24.0
	$741.6	$725.1

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

Warranty accrual activity:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in millions)	2023	2022	2023	2022
Balance at beginning of period	$24.5	$30.1	$24.0	$27.9
Charged to cost of revenue, net	2.8	1.7	5.7	7.6
Payments	(2.0)	(3.1)	(4.6)	(6.4)
Currency translation effect	0.1	(0.2)	0.3	(0.6)
Balance at end of period	$25.4	$28.5	$25.4	$28.5

Note 10 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(in millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2022	$13.0	$(57.4)	$(1.2)	$(45.6)
Other comprehensive gain before reclassifications	9.8	16.9	0.1	26.8
Amounts reclassified from Accumulated other comprehensive loss	(4.8)	—	—	(4.8)
Balance, May 31, 2023	$18.0	$(40.5)	$(1.1)	$(23.6)

The amounts reclassified out of Accumulated other comprehensive loss into the Condensed Consolidated Statements of Income, with financial statement caption, were as follows:

	Three Months Ended May 31,
(in millions)	2023	2022	Financial Statement Caption
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$(0.5)	$0.5	Revenue and Cost of revenue
Interest rate swap contracts	(3.4)	1.7	Interest and foreign exchange
	(3.9)	2.2	Total before tax
	1.2	(0.7)	Income tax (benefit) expense
	$(2.7)	$1.5	Net of tax

	Nine Months Ended May 31,
(in millions)	2023	2022	Financial Statement Caption
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$(0.2)	$0.9	Revenue and Cost of revenue
Interest rate swap contracts	(6.8)	4.3	Interest and foreign exchange
	(7.0)	5.2	Total before tax
	2.2	(1.4)	Income tax (benefit) expense
	$(4.8)	$3.8	Net of tax

Note 11 – Earnings Per Share

The shares used in the computation of basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2023	2022	2023	2022
Weighted average basic common shares outstanding (1)	31,757	32,588	32,346	32,560
Dilutive effect of 2.875% convertible notes due 2024 (2)	822	—	—	—
Dilutive effect of 2.875% convertible notes due 2028 (3)	—	—	—	—
Dilutive effect of restricted stock units (4)	992	1,073	998	1,066
Weighted average diluted common shares outstanding	33,571	33,661	33,344	33,626

(1) Restricted stock grants and restricted stock units that are considered participating securities, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position.

(2) The dilutive effect of the 2.875% Convertible notes due 2024 was excluded for the three months ended May 31, 2022 and nine months ended May 31, 2023 and 2022 as they were considered anti-dilutive under the “if converted” method as further discussed below.

(3) The dilutive effect of the 2.875% Convertible notes due 2028 was excluded for the three and nine months ended May 31, 2023 and 2022 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive. As these notes require cash settlement for the principal, only a premium is potentially dilutive under the "if converted" method as further discussed below.

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

For the three and nine months ended May 31, 2023 and 2022, diluted EPS was calculated using the more dilutive of two methods. The first method includes the dilutive effect, using the treasury stock method, associated with restricted stock units that are not considered participating securities and performance based restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved. The second method supplements the first by also including the “if converted” effect of the 2.875% Convertible notes due 2024 and shares underlying the 2.875% Convertible notes due 2028, when there is a conversion premium. Under the “if converted” method, debt issuance and interest costs, both net of tax, associated with the convertible notes due 2024 are added back to net earnings and the share count is increased by the shares underlying the convertible notes.

	Three Months Ended May 31,			Nine Months Ended May 31,
(in millions, except shares which are reflected in thousands, and per share amounts)	2023		2022	2023	2022
Net earnings attributable to Greenbrier	$21.3		$3.1	$37.7	$26.7
Weighted average basic common shares outstanding	31,757		32,588	32,346	32,560
Basic earnings per share	$0.67		$0.10	$1.17	$0.82

Net earnings attributable to Greenbrier	$21.3		$3.1	$37.7	$26.7
Add back:
Interest and debt issuance costs on the 2.875% convertible notes due 2024, net of tax	0.3		n/a	n/a	n/a
Earnings before interest and debt issuance costs on the 2.875% convertible notes due 2024	$21.6		n/a	n/a	n/a
Weighted average diluted common shares outstanding	33,571		33,661	33,344	33,626
Diluted earnings per share	$0.64	(1)	$0.09	$1.13	$0.79

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

Stock based compensation expense was $2.9 million and $8.8 million for the three and nine months ended May 31, 2023, respectively and $5.0 million and $10.9 million for the three and nine months ended May 31, 2022, respectively. Compensation expense is recorded in Selling and administrative expense and Cost of revenue on the Condensed Consolidated Statements of Income.

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

At May 31, 2023 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $68.6 million. The fair value of the contracts is included on the Condensed Consolidated Balance Sheets as Accounts payable and accrued liabilities when in a loss position, or as Accounts receivable, net when in a gain position. As the contracts mature at various dates through August 2024, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At May 31, 2023 exchange rates, approximately $1.9 million would be reclassified to revenue or cost of revenue in the next year.

At May 31, 2023, interest rate swap agreements maturing from September 2023 through January 2032 had notional amounts that aggregated to $639.0 million. The fair value of the contracts is included on the Condensed Consolidated Balance Sheets in Accounts payable and accrued liabilities when in a loss position, or in Accounts receivable, net when in a gain position. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At May 31, 2023 interest rates, approximately $14.1 million of gain would be reclassified to interest expense in the next year.

Fair Values of Derivative Instruments

(in millions)

	Asset Derivatives			Liability Derivatives
		May 31, 2023	August 31, 2022		May 31, 2023	August 31, 2022
	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$3.5	$0.6	Accounts payable and accrued liabilities	$—	$2.9
Interest rate swap contracts	Accounts receivable, net	25.9	20.8	Accounts payable and accrued liabilities	—	-
		$29.4	$21.4		$—	$2.9
Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$0.4	$—	Accounts payable and accrued liabilities	$—	$0.1

The Effect of Derivative Instruments on the Statements of Income

(in millions)

Three Months Ended May 31, 2023 and 2022

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives three months ended May 31,
		2023	2022
Foreign forward exchange contract	Interest and foreign exchange	$0.1	$0.2

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives three months ended May 31,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income three months ended May 31,		Location of gain (loss) on derivatives (amount excluded from effectiveness testing)	Gain (loss) recognized on derivatives (amount excluded from effectiveness testing) three months ended May 31,
	2023	2022		2023	2022		2023	2022
Foreign forward exchange contracts	$2.7	$1.5	Revenue	$—	$(0.6)	Revenue	$0.6	$0.3
Foreign forward exchange contracts	0.6	0.8	Cost of revenue	0.5	0.1	Cost of revenue	0.1	0.2
Interest rate swap contracts	(7.2)	15.2	Interest and foreign exchange	3.4	(1.7)	Interest and foreign exchange	—	—
	$(3.9)	$17.5		$3.9	$(2.2)		$0.7	$0.5

The following table presents the amounts in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded and the effects of the cash flow hedge activity on these line items for the three months ended May 31, 2023 and 2022:

	For the Three Months Ended May 31,
	2023		2022
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$1,038.1	$—	$793.5	$(0.6)
Cost of revenue	$910.0	$0.5	$717.2	$0.1
Interest and foreign exchange	$22.8	$3.4	$14.9	$(1.7)

Nine Months Ended May 31, 2023 and 2022

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives nine months ended May 31,
		2023	2022
Foreign forward exchange contract	Interest and foreign exchange	$(0.2)	$(0.2)

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives nine months ended May 31,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income nine months ended May 31,		Location of gain (loss) on derivatives (amount excluded from effectiveness testing)	Gain (loss) recognized on derivatives (amount excluded from effectiveness testing) nine months ended May 31,
	2023	2022		2023	2022		2023	2022
Foreign forward exchange contracts	$4.7	$(3.5)	Revenue	$(0.9)	$(1.0)	Revenue	$1.4	$0.8
Foreign forward exchange contracts	1.7	0.9	Cost of revenue	1.1	0.1	Cost of revenue	0.5	0.6
Interest rate swap contracts	11.8	17.5	Interest and foreign exchange	6.8	(4.3)	Interest and foreign exchange	—	—
	$18.2	$14.9		$7.0	$(5.2)		$1.9	$1.4

The following table presents the amounts in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded and the effects of the cash flow hedge activity on these line items for the nine months ended May 31, 2023 and 2022:

	For the Nine Months Ended May 31,
	2023		2022
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$2,926.6	$(0.9)	$2,027.0	$(1.0)
Cost of revenue	$2,612.2	$1.1	$1,848.3	$0.1
Interest and foreign exchange	$64.0	$6.8	$39.3	$(4.3)

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

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

For the three months ended May 31, 2023:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$870.2	$73.3	$943.5	$44.1	$7.9	$52.0
Maintenance Services	122.9	11.0	133.9	11.0	—	11.0
Leasing & Management Services	45.0	0.3	45.3	25.9	—	25.9
Eliminations	—	(84.6)	(84.6)	—	(7.9)	(7.9)
Corporate	—	—	—	(30.3)	—	(30.3)
	$1,038.1	$—	$1,038.1	$50.7	$—	$50.7

For the nine months ended May 31, 2023:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$2,485.3	$214.6	$2,699.9	$87.3	$20.7	$108.0
Maintenance Services	306.4	25.7	332.1	23.3	—	23.3
Leasing & Management Services	134.9	1.0	135.9	82.2	0.1	82.3
Eliminations	—	(241.3)	(241.3)	—	(20.8)	(20.8)
Corporate	—	—	—	(79.5)	—	(79.5)
	$2,926.6	$—	$2,926.6	$113.3	$—	$113.3

For the three months ended May 31, 2022:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$650.9	$38.3	$689.2	$20.5	$1.8	$22.3
Maintenance Services	101.5	8.6	110.1	8.6	—	8.6
Leasing & Management Services	41.1	0.6	41.7	19.2	0.1	19.3
Eliminations	—	(47.5)	(47.5)	—	(1.9)	(1.9)
Corporate	—	—	—	(28.7)	—	(28.7)
	$793.5	$—	$793.5	$19.6	$—	$19.6

For the nine months ended May 31, 2022:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,659.1	$79.5	$1,738.6	$34.6	$2.1	$36.7
Maintenance Services	260.5	17.4	277.9	10.4	—	10.4
Leasing & Management Services	107.4	1.3	108.7	84.0	0.1	84.1
Eliminations	—	(98.2)	(98.2)	—	(2.2)	(2.2)
Corporate	—	—	—	(72.4)	—	(72.4)
	$2,027.0	$—	$2,027.0	$56.6	$—	$56.6

	Total assets
(in millions)	May 31, 2023	August 31, 2022
Manufacturing	$1,891.1	$1,853.9
Maintenance Services	295.1	284.8
Leasing & Management Services	1,325.6	1,152.2
Unallocated, including cash	409.9	560.6
	$3,921.7	$3,851.5

Reconciliation of Earnings from operations to Earnings before income tax and earnings from unconsolidated affiliates:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in millions)	2023	2022	2023	2022
Earnings from operations	$50.7	$19.6	$113.3	$56.6
Interest and foreign exchange	22.8	14.9	64.0	39.3
Earnings before income tax and earnings from unconsolidated affiliates	$27.9	$4.7	$49.3	$17.3

Note 15 – Leases

Lessor

Equipment on operating leases is reported net of accumulated depreciation of $61.3 million and $48.6 million as of May 31, 2023 and August 31, 2022, respectively. Depreciation expense was $6.9 million and $19.7 million for the three and nine months ended May 31, 2023, respectively and $5.5 million and $15.9 million for the three and nine months ended May 31, 2022, respectively. In addition, certain railcar equipment leased-in by the Company on operating leases is subleased to customers under non-cancelable operating leases with lease terms ranging from one to approximately thirteen years. Operating lease rental revenues included in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended May 31, 2023 was $23.1 million and $66.5 million, respectively, which included $4.0 million and $13.7 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements. Operating lease rental revenues included in the Company's Condensed Consolidated Statements of Income for the three and nine months ended May 31, 2022 was $16.0 million and $47.3 million, respectively, which included $3.8 million and $12.3 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements.

Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases at May 31, 2023, will mature as follows:

(in millions)
Remaining three months of 2023	$20.1
2024	64.9
2025	58.1
2026	51.7
2027	44.4
Thereafter	94.9
$334.1

Lessee

The Company leases railcars, real estate, and certain equipment under operating and, to a lesser extent, finance lease arrangements. As of and for the three and nine months ended May 31, 2023 and 2022, finance leases were not a material component of the Company's lease portfolio. The Company’s real estate and equipment leases have remaining lease terms ranging from less than one year to 75 years, with some including options to extend up to 15 years. The Company recognizes a lease liability and corresponding right-of-use (ROU) asset based on the present value of lease payments. To determine the present value of lease payments, as most of its leases do not provide a readily determinable implicit rate, the Company’s incremental borrowing rate is used to discount the lease payments based on information available at lease commencement date. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when estimating its incremental borrowing rate.

The components of operating lease costs were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in millions)	2023	2022	2023	2022
Operating lease expense	$2.9	$2.7	$9.3	$7.9
Short-term lease expense	2.9	1.1	7.3	3.8
Total	$5.8	$3.8	$16.6	$11.7

Aggregate minimum future amounts payable under operating leases having initial or remaining non-cancelable terms at May 31, 2023 will mature as follows:

(in millions)
Remaining three months of 2023	$4.2
2024	15.3
2025	12.6
2026	11.7
2027	8.9
Thereafter	31.5
Total lease payments	$84.2
Less: Imputed interest	(8.3)
Total lease obligations	$75.9

The table below presents additional information related to the Company’s leases:

Weighted average remaining lease term (years):
Operating leases	10.5

Weighted average discount rate:
Operating leases	2.5%

Supplemental cash flow information related to leases were as follows:

(in millions)	Nine months ended May 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9.9
ROU assets obtained in exchange for new operating lease liabilities	$27.8

Note 16 – Commitments and Contingencies

Portland Harbor Superfund Site

The Company’s former Portland, Oregon manufacturing facility (the Portland Property) is located adjacent to the Willamette River. In December 2000, the U.S. Environmental Protection Agency (EPA) classified portions of the Willamette River bed known as the Portland Harbor, including the portion fronting the Company’s manufacturing facility, as a federal "National Priority List" or "Superfund" site due to sediment contamination (the Portland Harbor Site). The Company and more than 140 other parties have received a "General Notice" of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. Ten private and public entities, including the Company (the Lower Willamette Group or LWG), signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities did not sign such consent, but nevertheless contributed financially to the effort. The EPA-mandated RI/FS was produced by the LWG and cost over $110 million during a 17-year period. The Company bore a percentage of the total costs incurred by the LWG in connection with the investigation. The Company’s aggregate expenditure during the 17-year period was not material. Some or all of any such outlay may be recoverable from other responsible parties. The EPA issued its Record of Decision (ROD) for the Portland Harbor Site on January 6, 2017 and accordingly on October 26, 2017, the AOC was terminated.

Separate from the process described above, which focused on the type of remediation to be performed at the Portland Harbor Site and the schedule for such remediation, 96 parties, including the State of Oregon and the federal government, are participating in a non-judicial, mediated allocation process to try to allocate costs associated with remediation of the Portland Harbor Site. The Company will continue to participate in the allocation process. Approximately 110 additional parties signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc. et al, U.S. District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has been stayed by the court until January 14, 2025.

The EPA's January 6, 2017 ROD identifies a clean-up remedy that the EPA estimates will take 13 years of active remediation, followed by 30 years of monitoring with an estimated undiscounted cost of $1.7 billion. The EPA typically expects its cost estimates to be accurate within a range of -30% to +50%, but this ROD states that changes in costs are likely to occur. The EPA has identified several Sediment Decision Units within the ROD cleanup area. One of the units, RM9W, includes the nearshore area of the river sediments offshore of the Portland Property as well as downstream of the facility. It also includes a portion of the Portland Property's riverbank. The ROD does not break down total remediation costs by Sediment Decision Unit. The EPA requested that potentially responsible parties enter AOCs during 2019 agreeing to conduct remedial design studies. Some parties have signed AOCs, including one party with respect to RM9W which includes the area offshore of the Portland Property. The Company has not signed an AOC in connection with remedial design, but is assisting in funding a portion of the RM9W remedial design.

The ROD does not address responsibility for the costs of clean-up, nor does it allocate such costs among the potentially responsible parties. Responsibility for funding and implementing the EPA's selected cleanup remedy will be determined at an unspecified later date. Based on the investigation to date, the Company believes that it did not contribute in any material way to contaminants of concern in the river sediments or the damage of natural resources in the Portland Harbor Site and that the damage in the area of the Portland Harbor Site adjacent to the Portland Property precedes the Company’s ownership of the Portland Property. Because these environmental investigations are still underway, sufficient information is currently not available to determine the Company’s liability, if any, for the cost of any required remediation or restoration of the Portland Harbor Site or to estimate a range of potential loss. Based on the results of the pending investigations and future assessments of natural resource damages, the Company may be required to incur costs associated with additional phases of investigation or remedial action, and may be liable for damages to natural resources.

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

Oregon Department of Environmental Quality (DEQ) Regulation of Portland Property

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

Sale of Portland Property

The Company sold the Portland Property in May 2023, but remains potentially liable with respect to the above matters. Any of these matters could adversely affect the Company's business and Consolidated Financial Statements. However, any contamination or exacerbation of contamination that occurs after the sale of the property will be the liability of the current and future owners and operators of the Portland Property.

Other Litigation, Commitments and Contingencies

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

As of May 31, 2023, the Company had outstanding letters of credit aggregating to $4.9 million associated with performance guarantees, facility leases and workers compensation insurance.

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

Assets and liabilities measured at fair value on a recurring basis as of May 31, 2023 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$29.8	$—	$29.8	$—
Nonqualified savings plan investments	43.8	43.8	—	—
Cash equivalents	60.7	60.7	—	—
	$134.3	$104.5	$29.8	$—
Liabilities:
Derivative financial instruments	$—	$—	$—	$—

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2022 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$21.4	$—	$21.4	$—
Nonqualified savings plan investments	40.3	40.3	—	—
Cash equivalents	119.4	119.4	—	—
	$181.1	$159.7	$21.4	$—
Liabilities:
Derivative financial instruments	$3.0	$—	$3.0	$—

(1)
Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 13 - Derivative Instruments for further discussion.

Note 18 – Related Party Transactions

The Company has a 41.9% interest in Axis, LLC (Axis), a joint venture. The Company purchased $2.2 million and $6.7 million of railcar components from Axis for the three and nine months ended May 31, 2023, respectively, and $3.5 million and $9.7 million for the three and nine months ended May 31, 2022, respectively.

The Company has a 40% interest in the common equity of an unconsolidated affiliate that buys and sells railcar assets that are leased to third parties. Upon sale of railcars to this entity from the Company, 60% of the related revenue and margin is recognized and 40% is deferred until the railcars are ultimately sold by the entity. The Company recognized $15.1 million in revenue when the remaining railcars were sold out of the leasing warehouse during the three and nine months ended May 31, 2023. The Company had no material revenue with railcars sold out of the leasing warehouse during the three and nine months ended May 31, 2022.

Note 19 – Subsequent Events

On June 16, 2023, the Company amended its GBX Leasing warehouse credit facility agreement (Amended Loan Agreement). The Amended Loan Agreement increased the aggregate loan commitment from $350.0 million to $550.0 million. The Company intends to use proceeds from borrowings to fund additions in its owned lease fleet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in three reportable segments: Manufacturing; Maintenance Services; and Leasing & Management Services. Our segments are operationally integrated. The Manufacturing segment, which currently operates from facilities in the U.S., Mexico, Poland, Romania and Turkey, produces double-stack intermodal railcars, tank cars, conventional railcars, automotive railcar products. The Maintenance Services segment performs wheel and axle servicing, railcar maintenance and produces a variety of parts for the rail industry in North America. The Leasing & Management Services segment owns approximately 12,500 railcars as of May 31, 2023. We also provide management services for approximately 409,000 railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America as of May 31, 2023. Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil.

Management identifies the following trends which have impacted our business and our results for the nine months ended May 31, 2023. Overall, demand in the marketplace remains strong. Supply chain challenges, inflation, rising interest rates, rail service congestion and labor shortages continued to impact our business. Despite the challenging operating environment, we achieved the following in the first nine months of 2023:

•
Revenue increased by $899.6 million and 44.4% compared to the same period last year driven by a 39.2% increase in railcar deliveries and higher average selling price.
•
Margin has improved $135.7 million and 75.9% compared to the same period last year driven by an increase in deliveries and operating efficiencies.
•
Obtained new railcar orders of 14,700 units valued at approximately $1.9 billion during the nine months ended May 31, 2023.
•
In the second quarter, we acquired the minority interest in GBX Leasing, and wholly own our entire lease fleet.

Our backlog remains strong with railcar deliveries into calendar 2024. Our railcar backlog was 23,400 units with an estimated value of $2.9 billion as of May 31, 2023. Our backlog includes $770 million of railcars intended for syndication which are supported by lease agreements with external customers and may be syndicated to third parties or held in our lease fleet depending on a variety of factors. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix and pricing will be determined in the future, which may impact backlog. Approximately 4% of backlog units and estimated backlog value as of May 31, 2023 was associated with our Brazilian manufacturing operations which is accounted for under the equity method.

Our backlog of railcar units is not necessarily indicative of future results of operations. Certain orders in backlog are subject to customary documentation and completion of terms. Customers may attempt to cancel or modify orders in backlog. Historically, little variation has been experienced between the quantity ordered and the quantity actually delivered, though the timing of deliveries may be modified from time to time.

On November 17, 2022, as part of our strategic review of the global business capacity footprint, we decided to permanently cease rail production at our Gunderson Facility during 2023 and to explore alternatives to exit marine barge production. As a result, in the first quarter of fiscal 2023 we recorded an impairment of our long-lived assets of $24.2 million. In May 2023, we sold our ownership interest in Gunderson Marine and recorded a $14.3 million loss on sale. We also permanently ceased rail production at the Gunderson Facility in May 2023.

As described in Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2022 the items described above may have a material negative impact on our business, liquidity, results of operations and stock price. Beyond these general observations, we are unable to predict when, how, or with what magnitude these items will impact our business.

Three Months Ended May 31, 2023 Compared to the Three Months Ended May 31, 2022

Overview

Revenue, Cost of revenue, Margin and Earnings from operations (operating profit or loss) presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three Months Ended May 31,
(in millions, except per share amounts)	2023	2022
Revenue:
Manufacturing	$870.2	$650.9
Maintenance Services	122.9	101.5
Leasing & Management Services	45.0	41.1
	1,038.1	793.5
Cost of revenue:
Manufacturing	786.5	611.3
Maintenance Services	109.8	91.1
Leasing & Management Services	13.7	14.8
	910.0	717.2
Margin:
Manufacturing	83.7	39.6
Maintenance Services	13.1	10.4
Leasing & Management Services	31.3	26.3
	128.1	76.3
Selling and administrative	63.3	57.4
Net gain on disposition of equipment	(2.3)	(0.7)
Asset impairment, disposal, and exit costs	16.4	—
Earnings from operations	50.7	19.6
Interest and foreign exchange	22.8	14.9
Earnings before income tax and earnings from unconsolidated affiliates	27.9	4.7
Income tax expense	(3.6)	(1.1)
Earnings before earnings from unconsolidated affiliates	24.3	3.6
Earnings from unconsolidated affiliates	2.4	4.0
Net earnings	26.7	7.6
Net earnings attributable to noncontrolling interest	(5.4)	(4.5)
Net earnings attributable to Greenbrier	$21.3	$3.1
Diluted earnings per common share	$0.64	$0.09

Performance for our segments is evaluated based on operating profit or loss. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Three Months Ended May 31,
(in millions)	2023	2022
Operating profit (loss):
Manufacturing	$44.1	$20.5
Maintenance Services	11.0	8.6
Leasing & Management Services	25.9	19.2
Corporate	(30.3)	(28.7)
	$50.7	$19.6

Consolidated Results

	Three Months Ended May 31,		Increase	%
(in millions)	2023	2022	(Decrease)	Change
Revenue	$1,038.1	$793.5	$244.6	30.8%
Cost of revenue	$910.0	$717.2	$192.8	26.9%
Margin (%)	12.3%	9.6%	2.7%	*
Net earnings attributable to Greenbrier	$21.3	$3.1	$18.2	*

* Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 30.8% increase in revenue for the three months ended May 31, 2023 as compared to the three months ended May 31, 2022 was primarily due to a 33.7% increase in Manufacturing revenue. The increase in Manufacturing revenue was primarily attributed to a 30.6% increase in railcar deliveries.

The 26.9% increase in cost of revenue for the three months ended May 31, 2023 as compared to the three months ended May 31, 2022 was primarily due to a 28.7% increase in Manufacturing cost of revenue. The increase in Manufacturing cost of revenue was primarily attributed to a 30.6% increase in railcar deliveries during the three months ended May 31, 2023.

Margin as a percentage of revenue was 12.3% and 9.6% for the three months ended May 31, 2023 and 2022, respectively. The overall margin as a percentage of revenue was positively impacted by operating efficiencies at our Manufacturing segment as a result of operating at consistently higher production levels.

The $18.2 million increase in Net earnings attributable to Greenbrier for the three months ended May 31, 2023 as compared to the three months ended May 31, 2022 was primarily due to an increase in Margin primarily due to higher railcar deliveries for the three months ended May 31, 2023. This was partially offset by:

•
A loss on sale of Gunderson Marine of $14.3 million and severance of $2.1 million during the three months ended May 31, 2023.
•
An increase in Interest and foreign exchange expense for the three months ended May 31, 2023 primarily attributed to an increase in interest expense from higher interest rates and borrowings.

Manufacturing Segment

	Three Months Ended May 31,		Increase	%
(In millions, except railcar deliveries)	2023	2022	(Decrease)	Change
Revenue	$870.2	$650.9	$219.3	33.7%
Cost of revenue	$786.5	$611.3	$175.2	28.7%
Margin (%)	9.6%	6.1%	3.5%	*
Operating profit ($)	$44.1	$20.5	$23.6	115.1%
Operating profit (%)	5.1%	3.1%	2.0%	*
Deliveries	6,400	4,900	1,500	30.6%

* Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of freight railcars and from the conversion of existing or in-service railcars through our facilities in North America and Europe.

Manufacturing revenue increased $219.3 million or 33.7% for the three months ended May 31, 2023 compared to the three months ended May 31, 2022. The increase in revenue was primarily attributed to a 30.6% increase in railcar deliveries.

Manufacturing cost of revenue increased $175.2 million or 28.7% for the three months ended May 31, 2023 compared to the three months ended May 31, 2022. The increase in cost of revenue was primarily attributed to a 30.6% increase in railcar deliveries and higher costs associated with component outsourcing to support the higher production during the three months ended May 31, 2023.

Manufacturing margin as a percentage of revenue increased 3.5% for the three months ended May 31, 2023 compared to the three months ended May 31, 2022. The increase in margin percentage for the three months ended May 31, 2023 was primarily attributed to operating at consistently higher production levels. This was partially offset by increased costs associated with outsourcing to support the higher production levels.

Manufacturing operating profit increased $23.6 million for the three months ended May 31, 2023 compared to the three months ended May 31, 2022. The increase in operating profit was primarily attributed to increased deliveries for the three months ended May 31, 2023 at improved margins, partially offset by the loss on sale of Gunderson Marine.

Maintenance Services Segment

	Three Months Ended May 31,		Increase	%
(in millions)	2023	2022	(Decrease)	Change
Revenue	$122.9	$101.5	$21.4	21.1%
Cost of revenue	$109.8	$91.1	$18.7	20.5%
Margin (%)	10.7%	10.2%	0.5%	*
Operating profit ($)	$11.0	$8.6	$2.4	27.9%
Operating profit (%)	9.0%	8.5%	0.5%	*

* Not meaningful

Our Maintenance Services segment primarily generates revenue from railcar component manufacturing and servicing and from providing railcar maintenance services.

Maintenance Services revenue increased $21.4 million or 21.1% for the three months ended May 31, 2023 compared to the three months ended May 31, 2022. The increase was primarily attributed to improved pricing.

Maintenance Services cost of revenue increased $18.7 million or 20.5% for the three months ended May 31, 2023 compared to the three months ended May 31, 2022. The increase was primarily due to higher material and labor costs.

Maintenance Services margin as a percentage of revenue increased 0.5% for the three months ended May 31, 2023 compared to the three months ended May 31, 2022. The increase in margin percentage was primarily attributed to improved pricing and operating efficiencies. This was partially offset by lower scrap metal pricing during the three months ended May 31, 2023.

Maintenance Services operating profit increased $2.4 million for the three months ended May 31, 2023 compared to the three months ended May 31, 2022. The increase in operating profit was primarily attributed to improved pricing and operating efficiencies. This was partially offset by lower scrap metal pricing during the three months ended May 31, 2023.

Leasing & Management Services Segment

	Three Months Ended May 31,		Increase	%
(in millions)	2023	2022	(Decrease)	Change
Revenue	$45.0	$41.1	$3.9	9.5%
Cost of revenue	$13.7	$14.8	$(1.1)	(7.4%)
Margin (%)	69.6%	64.0%	5.6%	*
Operating profit ($)	$25.9	$19.2	$6.7	34.9%
Operating profit (%)	57.6%	46.7%	10.9%	*

* Not meaningful

Our Leasing & Management Services segment generates revenue from leasing railcars from our lease fleet, providing various management services, syndication revenue associated with leases attached to new railcar sales, and interim rent on leased railcars for syndication.

Leasing & Management Services revenue increased $3.9 million or 9.5% for the three months ended May 31, 2023 compared to the three months ended May 31, 2022. The increase was primarily attributed to higher lease rents due to higher lease rates, a larger fleet, and higher utilization of the fleet, partially offset by lower interim rent on leased railcars for syndication.

Leasing & Management Services cost of revenue decreased $1.1 million or 7.4% for the three months ended May 31, 2023 compared to the three months ended May 31, 2022. The decrease was primarily due to lower transportation costs.

Leasing & Management Services margin as a percentage of revenue increased 5.6% for the three months ended May 31, 2023 compared to the three months ended May 31, 2022. The increase in margin percentage was primarily attributed to growth in and higher utilization of the lease fleet.

Leasing & Management Services operating profit increased $6.7 million for the three months ended May 31, 2023 compared to the three months ended May 31, 2022. The increase was primarily attributed to growth in and higher utilization of the lease fleet for the three months ended May 31, 2023.

Selling and Administrative Expense

	Three Months Ended May 31,		Increase	%
(in millions)	2023	2022	(Decrease)	Change
Selling and administrative expense	$63.3	$57.4	$5.9	10.3%

Selling and administrative expense was $63.3 million or 6.1% of revenue for the three months ended May 31, 2023 compared to $57.4 million or 7.2% of revenue for the prior comparable period. The $5.9 million increase was primarily attributed to an increase in employee related costs due to higher incentive compensation expense as a result of increased profitability when compared to the prior year.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment primarily includes the sale of assets from our lease fleet (Equipment on operating leases, net) and disposition of property, plant and equipment. Assets are periodically sold in the normal course of business in order to optimize our fleet and to manage risk and liquidity.

Net gain on disposition of equipment was $2.3 million for the three months ended May 31, 2023 compared to $0.7 million for the prior comparable period.

Asset Impairment, Disposal and Exit Costs

The three months ended May 31, 2023 included a loss on the sale of Gunderson Marine of $14.3 million and $2.1 million of severance costs related to ceasing rail production at the Gunderson Facility.

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

	Three Months Ended May 31,		Increase
(in millions)	2023	2022	(Decrease)
Interest and foreign exchange:
Interest and other expense	$20.0	$15.4	$4.6
Foreign exchange (gain) loss	2.8	(0.5)	3.3
	$22.8	$14.9	$7.9

The $7.9 million increase in Interest and foreign exchange expense for the three months ended May 31, 2023 compared to the three months ended May 31, 2022 was attributed to an increase in interest expense from higher interest rates and borrowings. The $3.3 million change in Foreign exchange (gain) loss was primarily attributed to the change in the Mexican Peso's foreign exchange rate relative to the U.S. Dollar.

Income Tax

For the three months ended May 31, 2023, we had income tax expense of $3.6 million on a pre-tax income of $27.9 million for an effective tax rate of 12.9%. Tax expense included net favorable discrete items primarily related to changes in foreign currency exchange rates for our U.S. Dollar denominated foreign operations.

For the three months ended May 31, 2022, we had income tax expense of $1.1 million on pre-tax income of $4.7 million for an effective tax rate of 23.4%. Tax expense for the three months ended May 31, 2022 included net favorable discrete items.

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

Earnings from unconsolidated affiliates were $2.4 million and $4.0 million for the three months ended May 31, 2023 and 2022, respectively. The decrease was primarily related to lower volumes.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was earnings of $5.4 million for the three months ended May 31, 2023 compared to $4.5 million for the three months ended May 31, 2022. Net earnings attributable to noncontrolling interest primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

Nine Months Ended May 31, 2023 Compared to the Nine Months Ended May 31, 2022

Overview

Revenue, Cost of revenue, Margin and Earnings from operations (operating profit or loss) presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	For the Nine Months Ended May 31,
(in millions, except per share amounts)	2023	2022
Revenue:
Manufacturing	$2,485.3	$1,659.1
Maintenance Services	306.4	260.5
Leasing & Management Services	134.9	107.4
	2,926.6	2,027.0
Cost of revenue:
Manufacturing	2,292.2	1,567.9
Maintenance Services	279.0	244.0
Leasing & Management Services	41.0	36.4
	2,612.2	1,848.3
Margin:
Manufacturing	193.1	91.2
Maintenance Services	27.4	16.5
Leasing & Management Services	93.9	71.0
	314.4	178.7
Selling and administrative	175.7	156.4
Net gain on disposition of equipment	(15.2)	(34.3)
Asset impairment, disposal, and exit costs	40.6	—
Earnings from operations	113.3	56.6
Interest and foreign exchange	64.0	39.3
Earnings before income taxes and earnings from unconsolidated affiliates	49.3	17.3
Income tax expense	(11.7)	(2.9)
Earnings before earnings from unconsolidated affiliates	37.6	14.4
Earnings from unconsolidated affiliates	8.6	10.0
Net earnings	46.2	24.4
Net (earnings) loss attributable to noncontrolling interest	(8.5)	2.3
Net earnings attributable to Greenbrier	$37.7	$26.7
Diluted earnings per common share	$1.13	$0.79

Performance for our segments is evaluated based on operating profit or loss. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	For the Nine Months Ended May 31,
(in millions)	2023	2022
Operating profit (loss):
Manufacturing	$87.3	$34.6
Maintenance Services	23.3	10.4
Leasing & Management Services	82.2	84.0
Corporate	(79.5)	(72.4)
	$113.3	$56.6

Consolidated Results

	For the Nine Months Ended May 31,		Increase	%
(in millions)	2023	2022	(Decrease)	Change
Revenue	$2,926.6	$2,027.0	$899.6	44.4%
Cost of revenue	$2,612.2	$1,848.3	$763.9	41.3%
Margin (%)	10.7%	8.8%	1.9%	*
Net earnings attributable to Greenbrier	$37.7	$26.7	$11.0	41.2%

* Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 44.4% increase in revenue for the nine months ended May 31, 2023 as compared to the nine months ended May 31, 2022 was primarily due to a 49.8% increase in Manufacturing revenue. The increase in Manufacturing revenue was primarily attributed to a 39.2% increase in railcar deliveries and higher average selling price.

The 41.3% increase in cost of revenue for the nine months ended May 31, 2023 as compared to the nine months ended May 31, 2022 was primarily due to a 46.2% increase in Manufacturing cost of revenue. The increase in Manufacturing cost of revenue was primarily attributed to a 39.2% increase in railcar deliveries and higher material and other input costs during the nine months ended May 31, 2023.

Margin as a percentage of revenue was 10.7% and 8.8% for the nine months ended May 31, 2023 and 2022, respectively. The overall margin as a percentage of revenue was positively impacted by an increase in Manufacturing margin from 5.5% to 7.8% primarily attributed to operating at consistently higher production levels during the nine months ended May 31, 2023.

The $11.0 million increase in net earnings attributable to Greenbrier for the nine months ended May 31, 2023 as compared to the nine months ended May 31, 2022 was primarily due an increase in Margin primarily due to higher railcar deliveries and average selling price for the nine months ended May 31, 2023. This was partially offset by:

•
The impairment of long-lived assets at our Gunderson Facility and loss on sale of Gunderson Marine during the nine months ended May 31, 2023.
•
Higher Interest and foreign exchange expense for the nine months ended May 31, 2023 primarily attributed to an increase in interest expense from higher interest rates and borrowings.
•
An increase in Selling and administrative expense for the nine months ended May 31, 2023 primarily attributed to higher employee related costs, IT support costs and revenue-based fees paid to our joint venture partner in Mexico.
•
A lower Net gain on disposition of equipment for the nine months ended May 31, 2023.

Manufacturing Segment

	For the Nine Months Ended May 31,		Increase	%
(In millions, except railcar deliveries)	2023	2022	(Decrease)	Change
Revenue	$2,485.3	$1,659.1	$826.2	49.8%
Cost of revenue	$2,292.2	$1,567.9	$724.3	46.2%
Margin (%)	7.8%	5.5%	2.3%	*
Operating profit ($)	$87.3	$34.6	$52.7	152.3%
Operating profit (%)	3.5%	2.1%	1.4%	*
Deliveries	18,100	13,000	5,100	39.2%

* Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of freight railcars and from the conversion of existing or in-service railcars through our facilities in North America and Europe.

Manufacturing revenue increased $826.2 million or 49.8% for the nine months ended May 31, 2023 compared to the nine months ended May 31, 2022. The increase in revenue was primarily attributed to a 39.2% increase in railcar deliveries and higher average selling price.

Manufacturing cost of revenue increased $724.3 million or 46.2% for the nine months ended May 31, 2023 compared to the nine months ended May 31, 2022. The increase in cost of revenue was primarily attributed to a 39.2% increase in railcar deliveries and higher material and other input costs during the nine months ended May 31, 2023.

Manufacturing margin as a percentage of revenue increased 2.3% for the nine months ended May 31, 2023 compared to the nine months ended May 31, 2022. The increase in margin percentage for the nine months ended May 31, 2023 was primarily attributed to operating at consistently higher production levels. This was partially offset by increased costs associated with component outsourcing to support the higher production.

Manufacturing operating profit increased $52.7 million for the nine months ended May 31, 2023 compared to the nine months ended May 31, 2022. The increase in operating profit was primarily attributed to an increase in railcar deliveries at improved margins. This increase was partially offset by the $40.6 million of charges related to the sale and closure of our Gunderson Facility.

Maintenance Services Segment

	For the Nine Months Ended May 31,		Increase	%
(in millions)	2023	2022	(Decrease)	Change
Revenue	$306.4	$260.5	$45.9	17.6%
Cost of revenue	$279.0	$244.0	$35.0	14.3%
Margin (%)	8.9%	6.3%	2.6%	*
Operating profit ($)	$23.3	$10.4	$12.9	124.0%
Operating profit (%)	7.6%	4.0%	3.6%	*

* Not meaningful

Our Maintenance Services segment primarily generates revenue from railcar component manufacturing and servicing and from providing railcar maintenance services.

Maintenance Services revenue increased $45.9 million or 17.6% for the nine months ended May 31, 2023 compared to the nine months ended May 31, 2022. The increase was primarily attributed to improved pricing and higher volumes.

Maintenance Services cost of revenue increased $35.0 million or 14.3% for the nine months ended May 31, 2023 compared to the nine months ended May 31, 2022. The increase was primarily due to higher costs associated with operating at higher volumes.

Maintenance Services margin as a percentage of revenue increased 2.6% for the nine months ended May 31, 2023 compared to the nine months ended May 31, 2022. The increase in margin percentage was primarily attributed to improved pricing and operating efficiencies during the nine months ended May 31, 2023. This was partially offset by a decrease in scrap metal pricing during the nine months ended May 31, 2023.

Maintenance Services operating profit increased $12.9 million for the nine months ended May 31, 2023 compared to the nine months ended May 31, 2022. The increase in operating profit was primarily attributed to improved pricing and efficiencies during the nine months ended May 31, 2023, partially offset by a decrease in scrap metal pricing during the nine months ended May 31, 2023.

Leasing & Management Services Segment

	For the Nine Months Ended May 31,		Increase	%
(in millions)	2023	2022	(Decrease)	Change
Revenue	$134.9	$107.4	$27.5	25.6%
Cost of revenue	$41.0	$36.4	$4.6	12.6%
Margin (%)	69.6%	66.1%	3.5%	*
Operating profit ($)	$82.2	$84.0	$(1.8)	(2.1%)
Operating profit (%)	60.9%	78.2%	(17.3%)	*

* Not meaningful

Our Leasing & Management Services segment generates revenue from leasing railcars from our lease fleet, providing various management services, syndication revenue associated with leases attached to new railcar sales, and interim rent on leased railcars for syndication.

Leasing & Management Services revenue increased $27.5 million or 25.6% for the nine months ended May 31, 2023 compared to the nine months ended May 31, 2022. The increase was primarily attributed to higher lease rents due to higher lease rates, a larger fleet, and higher utilization of the fleet.

Leasing & Management Services cost of revenue increased $4.6 million or 12.6% for the nine months ended May 31, 2023 compared to the nine months ended May 31, 2022. The increase was primarily due to higher costs from the larger fleet.

Leasing & Management Services margin as a percentage of revenue increased 3.5% for the nine months ended May 31, 2023 compared to the nine months ended May 31, 2022. The increase in margin percentage was primarily attributed to higher lease rates and growth of the lease fleet.

Leasing & Management Services operating profit decreased $1.8 million or 2.1% for the nine months ended May 31, 2023 compared to the nine months ended May 31, 2022. The decrease was primarily attributed to lower Net gains on disposition of equipment for the nine months ended May 31, 2023, partially offset by higher Margin as a result of growth in and higher utilization of the lease fleet during the nine months ended May 31, 2023.

Selling and Administrative Expense

	For the Nine Months Ended May 31,		Increase	%
(in millions)	2023	2022	(Decrease)	Change
Selling and administrative expense	$175.7	$156.4	$19.3	12.3%

Selling and administrative expense was $175.7 million or 6.0% of revenue for the nine months ended May 31, 2023 compared to $156.4 million or 7.7% of revenue for the prior comparable period. The $19.3 million increase was primarily attributed to higher employee related costs, IT support costs and revenue-based fees paid to our joint venture partner in Mexico.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment primarily includes the sale of assets from our lease fleet (Equipment on operating leases, net) and disposition of property, plant and equipment. Assets are periodically sold in the normal course of business in order to optimize our fleet and to manage risk and liquidity.

Net gain on disposition of equipment was $15.2 million and $34.3 million for the nine months ended May 31, 2023 and 2022, respectively. The decrease in Net gain on disposition of equipment was primarily attributed to fewer sales of assets from our lease fleet during the nine months ended May 31, 2023.

Asset Impairment, Disposal and Exit Costs

The nine months ended May 31, 2023 included an impairment of long-lived assets of $24.2 million related to our change in the future use of our Gunderson Facility, loss on sale of Gunderson Marine of $14.3 million and $2.1 million of severance associated with ceasing rail production at the Gunderson Facility.

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

	For the Nine Months Ended May 31,		Increase
(in millions)	2023	2022	(Decrease)
Interest and foreign exchange:
Interest and other expense	$58.7	$38.7	$20.0
Foreign exchange loss	5.3	0.6	4.7
	$64.0	$39.3	$24.7

The $24.7 million increase in Interest and foreign exchange expense for the nine months ended May 31, 2023 compared to the nine months ended May 31, 2022 was primarily attributed to an increase in interest expense from higher interest rates and borrowings. The $4.7 million change in Foreign exchange loss was primarily attributed to the change in the Mexican Peso's foreign exchange rate relative to the U.S. Dollar.

Income Tax

For the nine months ended May 31, 2023, we had income tax expense of $11.7 million on pre-tax income of $49.3 million for an effective tax rate of 23.7%. Tax expense included net favorable discrete items primarily related to changes in foreign currency exchange rates for our U.S. Dollar denominated foreign operations.

For the nine months ended May 31, 2022, we had income tax expense of $2.9 million on pre-tax income of $17.3 million for an effective tax rate of 16.8%. Tax expense for the nine months ended May 31, 2022 included net favorable discrete items.

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

Earnings from unconsolidated affiliates was $8.6 million for the nine months ended May 31, 2023 compared to $10.0 million for the nine months ended May 31, 2022. The decrease was primarily related to lower sales volumes at our Brazil operations.

Noncontrolling Interest

Net (earnings) loss attributable to noncontrolling interest was earnings of $8.5 million for the nine months ended May 31, 2023 compared to a loss of $2.3 million for the nine months ended May 31, 2022. Net (earnings) loss attributable to noncontrolling interest primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations. The increase of $10.8 million from the prior year is primarily a result of an increase in earnings due to higher railcar deliveries at our Mexican railcar manufacturing joint venture.

Liquidity and Capital Resources

	Nine Months Ended May 31,
(in millions)	2023	2022
Net cash provided by (used in) operating activities	$1.2	$(328.4)
Net cash used in investing activities	(174.8)	(96.1)
Net cash provided by (used in) financing activities	(59.2)	199.0
Effect of exchange rate changes	15.2	19.9
Decrease in Cash and cash equivalents and Restricted cash	$(217.6)	$(205.6)

We have been financed through cash generated from operations and borrowings. At May 31, 2023 Cash and cash equivalents and Restricted cash were $341.5 million, a decrease of $217.6 million from $559.1 million at August 31, 2022.

Cash Flows From Operating Activities

The change in cash used in operating activities for the nine months ended May 31, 2023 compared to the nine months ended May 31, 2022 was primarily due to a moderation in working capital increases and an increase in deferred revenue when compared to the prior year.

Cash Flows From Investing Activities

Cash used in investing activities primarily related to capital expenditures net of proceeds from the sale of assets and investment activity with our unconsolidated affiliates. The change in cash used in investing activities for the nine months ended May 31, 2023 compared to the nine months ended May 31, 2022 was primarily attributable to fewer fleet sales when compared to the nine months ended May 31, 2022 in our Leasing & Management Services segment.

	Nine Months Ended May 31,
(in millions)	2023	2022
Capital expenditures:
Leasing & Management Services	$205.4	$219.4
Manufacturing	41.0	25.4
Maintenance Services	7.5	4.0
Total capital expenditures (gross)	$253.9	$248.8
Proceeds from sales of assets	(76.3)	(155.1)
Total capital expenditures (net of proceeds)	$177.6	$93.7

Capital expenditures primarily relate to additions to our lease fleet and on-going investments into the safety and productivity of our facilities. Proceeds from the sale of assets primarily relate to sales of railcars from our lease fleet within Leasing & Management Services. Assets from our lease fleet are periodically sold in the normal course of business to accommodate customer demand and to manage risk and liquidity. Proceeds from sales of assets are expected to be approximately $76 million for 2023.

Gross capital expenditures for 2023 are expected to be approximately $280 million for Leasing & Management Services, approximately $90 million for Manufacturing and approximately $15 million for Maintenance Services. Capital expenditures for 2023 primarily relate to additions to our lease fleet reflecting our enhanced leasing strategy and continued investments into the safety and productivity of our facilities.

Cash Flows From Financing Activities

The change in cash provided by (used in) financing activities for the nine months ended May 31, 2023 compared to the nine months ended May 31, 2022 was primarily attributed to lower proceeds from the issuance of debt, higher debt repayments and higher share repurchases when compared to May 31, 2022. During the nine months ended May 31, 2023 we drew the remaining $75 million on our term facility and drew $119.3 million on the GBXL warehouse facility as we continue to grow the fleet.

Dividend & Share Repurchase Program

A quarterly dividend of $0.30 per share was declared on June 27, 2023.

The Board of Directors has authorized our company to repurchase shares of our common stock. The share repurchase program has an expiration date of January 31, 2025. As of May 31, 2023, the amount remaining for repurchase was $53.9 million. Under the share repurchase program, shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. The timing and amount of purchases is based upon market conditions, securities law limitations and other factors. The program may be modified, suspended or discontinued at any time without prior notice. The share repurchase program does not obligate us to acquire any specific number of shares in any period.

During the three and nine months ended May 31, 2023, we purchased a total of 1.2 million and 1.7 million shares for $32.0 million and $49.4 million, respectively, of which 1.6 million shares for $46.1 million were purchased under the current authorization of the share repurchase program. There were no shares repurchased under the share repurchase program during the nine months ended May 31, 2022.

Cash, Borrowing Availability and Credit Facilities

As of May 31, 2023, we had $321.4 million in Cash and cash equivalents and $344.1 million in available borrowings. Our current cash balance is part of our strategy to maintain strong liquidity to respond to current uncertainties.

Senior secured credit facilities aggregated to $1.1 billion as of May 31, 2023. We had an aggregate of $344.1 million available to draw down under committed credit facilities as of May 31, 2023. This amount consists of $281.4 million available on the North American credit facility, $32.7 million on the European credit facilities and $30.0 million on the Mexican credit facilities.

North America – As of May 31, 2023, a $600.0 million revolving line of credit, maturing August 2026, secured by substantially all our U.S. assets not otherwise pledged as security for term loans or the warehouse credit facility, existed to provide working capital and interim financing of equipment, principally for our U.S. and Mexican operations. Advances under this North American credit facility bear interest at SOFR plus 1.75% plus 0.10% as a SOFR adjustment or Prime plus 0.75% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

GBX Leasing – As of May 31, 2023, a $350.0 million non-recourse warehouse credit facility existed to support the operations of GBX Leasing. Advances under this facility bear interest at SOFR plus 1.85% plus 0.11% as a SOFR adjustment. The warehouse credit facility converts to a term loan in August 2025 and matures in August 2027.

Europe – As of May 31, 2023, lines of credit totaling $73.4 million secured by certain of our European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.6% and Euro Interbank Offered Rate (EURIBOR) plus 1.1% to EURIBOR plus 1.5%, were available for working capital needs of our European manufacturing operations. The European lines of credit include $35.3 million which are guaranteed by us. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from July 2023 through September 2024.

Mexico – As of May 31, 2023, our Mexican railcar manufacturing operations had three lines of credit totaling $120.0 million for working capital needs. The first line of credit provides up to $50.0 million and matures in October 2024. Advances under this facility bear interest at LIBOR plus 4.25%. The second line of credit provides up to $40.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at SOFR plus 2.55%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through February 2025. The third line of credit provides up to $30.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at LIBOR plus 3.75% to 4.25%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2024.

Credit facility balances:

(in millions)	May 31, 2023	August 31, 2022
North America	$30.0	$160.0
GBX Leasing	119.3	—
Europe	40.7	51.6
Mexico	90.0	85.0
	$280.0	$296.6

Outstanding commitments under the North American credit facility included letters of credit which totaled $4.9 million and $6.9 million as of May 31, 2023 and August 31, 2022, respectively.

On June 16, 2023, we amended our GBX Leasing warehouse credit facility agreement (Amended Loan Agreement). The Amended Loan Agreement increased the aggregate loan commitment from $350.0 million to $550.0 million. We intend to use proceeds from borrowings to fund additions in our owned lease fleet.

Other Information

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into financing leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of May 31, 2023, we were in compliance with all such restrictive covenants.

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

To mitigate the exposure to changes in interest rates, we have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $436.5 million of variable rate debt to fixed rate debt as of May 31, 2023. During the nine months ended May 31, 2023 we completed the transition of our interest rate swaps to update the reference rate from LIBOR to SOFR.

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

Goodwill - In accordance with Accounting Standards Codification (ASC) Topic 350, Intangibles–Goodwill and Other (ASC 350), we evaluate goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amounts of our reporting units exceed their fair value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows which incorporates forecasted revenues, long-term growth rate, gross margin percentages, operating expenses, and the use of discount rates. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. If the fair value of a reporting unit is lower than its carrying value, an impairment to goodwill is recorded, not to exceed the carrying amount of goodwill in the reporting unit.

We performed a quantitative assessment for our annual goodwill impairment test during the third quarter of 2023. Based on the results of our assessment, the estimated fair values of all reporting units with goodwill increased from our prior quantitative assessment, and exceeded their carrying values; therefore, we concluded that goodwill was not impaired. Pursuant to the authoritative guidance, we make certain estimates and assumptions to determine our reporting units and whether the fair value for each reporting unit is greater than its carry value. The above highlighted judgments contemplated estimates and effects of macroeconomic trends that are inherently uncertain. Changes in these estimates, which may include the effects of inflation and policy reactions thereto, increases in pricing of materials and components, changes in demand, or potential macroeconomic events may cause future assessment conclusions to differ. For further information, see Note 6 to the Condensed Consolidated Financial Statements.

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

These estimates are inherently uncertain as they are based on historical data for existing products and judgment for new products. If warranty claims are made in the current period for issues that have not historically been the subject of warranty claims and were not taken into consideration in establishing the accrual or if claims for issues already considered in establishing the accrual exceed expectations, warranty expense may exceed the accrual for that particular product. Conversely, there is the possibility that claims may be lower than estimates. The warranty accrual is periodically reviewed and updated based on warranty trends. However, as we cannot predict future claims, the potential exists for the difference in any one reporting period to be material. For further information regarding our warranty accrual, see Note 9 to the Condensed Consolidated Financial Statements.

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

Judgments used in determining if a liability is estimable are subjective and based on known facts and our historic experience. If further developments in or resolution of an environmental matter result in facts and circumstances that differ from those assumptions used to develop these reserves, the accrual for environmental remediation could be materially understated or overstated. Due to the uncertain nature of environmental matters, there can be no assurance that we will not become involved in future litigation or other proceedings or, if we were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to us. For further information regarding our environmental costs, see Note 16 to the Condensed Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecasted foreign currency sales and expenses. At May 31, 2023 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $68.6 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact that a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At May 31, 2023, net assets of foreign subsidiaries aggregated to $164.5 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $16.5 million, or 1.3% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $639.0 million of variable rate debt to fixed rate debt. Notwithstanding these interest rate swap agreements, we are still exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At May 31, 2023, 85% of our outstanding debt had fixed rates and 15% had variable rates. At May 31, 2023, a uniform increase by 10% in variable interest rates would result in approximately $1.2 million of additional annual interest expense.

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

Remediation of Previously Identified Material Weakness

In connection with the audit of our financial statements as of and for the year ended August 31, 2022, we identified a material weakness in our internal control over financial reporting. As of August 31, 2022 we determined we did not have effective controls over change management of system configurations in one IT environment to ensure all changes were logged and approved. During fiscal 2023, management, with the oversight of our Audit Committee, implemented measures designed to remediate the August 31, 2022 material weakness described above.

During the third quarter of 2023, we completed our testing of design and operating effectiveness of the implemented controls and found them to be effective.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we review our internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. During the third quarter of 2023, we began to implement in stages a new financial reporting system at our primary North America manufacturing and services businesses. Each implementation will impact our internal controls over financial reporting. Except for the changes in response to the remediated material weakness and system implementations noted above, there have been no changes in our internal control over financial reporting during the quarter ended May 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 16 to the Condensed Consolidated Financial Statements, Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2022. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended August 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. On January 5, 2023, the expiration date of this share repurchase program was extended to January 31, 2025. Share repurchases under this program during the three months ended May 31, 2023 were as follows:

(in millions, except shares which are reflected in thousands, and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2023 - March 31, 2023	310	$30.09	310	$76.6
April 1, 2023 - April 30, 2023	241	$29.06	241	$69.6
May 1, 2023 - May 31, 2023	580	$26.96	580	$53.9

Item 6. Exhibits

(a)
List of Exhibits:

10.1

Amendment No. 3 to Warehouse Loan Agreement dated June 16, 2023, by among GBXL I, LLC, as borrower, Bank of America, N.A., as a Lender and agent and Credit Agricole Corporate and Investment Bank, as lender, and Wells Fargo Bank, N.A., as lender

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

THE GREENBRIER COMPANIES, INC.

Date:	June 29, 2023	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)