Form 10-K
period 2023-08-31
GREENBRIER COMPANIES INC
filed 2023-10-25
CIK 923120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the registrant’s Common Stock held by non-affiliates as of February 28, 2023 (based on the closing price of such shares on such date) was $1,010,860,245.

The number of shares outstanding of the registrant’s Common Stock on October 20, 2023 was 31,128,446 without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement prepared in connection with the Annual Meeting of Shareholders to be held on January 5, 2024 are incorporated by reference into Part III of this Report.

THE GREENBRIER COMPANIES, INC.

FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Many of these risks and other factors are beyond our ability to control or predict. Words such as "ability," “allow,” “anticipate,” “believe,” “committed,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “foreseeable”, “future,” “goal,” “intend,” “likely,” “may,” “periodically,” “plan,” “potential,” “provide,” “result,” “seek,” “should,” “strategy,” “will,” “would,” and similar expressions identify forward-looking statements. In addition, statements regarding expectations of cost savings or our ability to navigate current challenges, or any other statements that explicitly or implicitly draw trends in our performance or the markets in which we operate, or characterize future events or circumstances, are forward-looking statements.

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

PART I

Item 1. BUSINESS

Introduction

We are one of the leading designers, manufacturers and marketers of railroad freight car equipment in North America, Europe, South America and other geographies as opportunities arise. We offer railcar management, regulatory compliance services and leasing services to railcar owners or other users of railcars in North America. We are a leading provider of freight railcar wheel services, maintenance and parts in North America. Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil.

We operate an integrated business model in North America that combines freight car manufacturing, wheel services, railcar maintenance, component parts, leasing and fleet management services. Our model is designed to provide customers with a comprehensive set of freight car product and service solutions by utilizing our substantial engineering, mechanical and technical capabilities as well as our experienced commercial personnel. Our integrated model allows us to develop cross-selling opportunities and synergies among our various operating segments thereby enhancing our margins. We believe our integrated model is difficult to duplicate and provides greater value for our customers and investors.

We operate in three reportable segments: Manufacturing; Maintenance Services; and Leasing & Management Services. Financial information about our reportable segments as well as geographic information is located in Note 19 - Segment Information to our Consolidated Financial Statements.

The Greenbrier Companies, Inc., is incorporated in Oregon. Our principal executive offices are located at One Centerpointe Drive, Suite 200, Lake Oswego, Oregon 97035. Our telephone number is (503) 684-7000 and our Internet website is located at http://www.gbrx.com. Information contained on our website is not part of or incorporated into this Form 10-K or any other filings with the SEC.

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

Freight Railcars - We produce a variety of covered hopper cars for food grade products, grain, fertilizer, cement, minerals and plastic pellets as well as gondolas and open top hoppers for steel, metals, scrap and aggregates. We also produce a wide range of boxcars, which are used in the transport of paper products, perishables and general merchandise. Our flat car products include center partition cars for the forest products industry and heavy-duty flat cars.

Tank Cars - We produce a variety of tank cars, including general purpose, pressurized, coiled, lined, insulated and stainless steel. These are designed for the transportation of hazardous and non-hazardous commodities such as petroleum products, ethanol, liquefied petroleum gas, petrochemicals, caustic soda, chlorine, fertilizers, vegetable oils, bio-diesel and various other products.

Intermodal Railcars - We manufacture a comprehensive portfolio of intermodal railcars. Our most popular intermodal product is our double-stack railcars called Maxi-Stack I and Maxi-Stack IV. The double-stack railcar is designed to transport containers stacked two-high on a single platform and provides significant operating and capital savings over other types of intermodal railcars.

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

European Railcar Manufacturing - Our European manufacturing operations produce a variety of freight railcar types, including gondolas, hoppers, intermodal cars, automobile transport, coil steel and metals, flat cars, and sliding wall cars. In addition, our European manufacturing operations produce a comprehensive line of pressurized tank cars for liquid petroleum, LPG gas, chlorine and ammonia and non-pressurized tank cars for light oil, chemicals and other products.

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

Leasing & Management Services Segment

Leasing - We operate a railcar leasing business in North America through a number of subsidiaries. Our relationships with financial institutions and operating lessors combined with our ownership of a lease fleet of approximately 13,400 railcars enables us to offer flexible financing programs to our customers including operating leases of varied intervals and “per diem” leases. The percentage of owned units on lease was 98.3% at August 31, 2023 with an average remaining lease term of 3.9 years and an average age of 7.5 years. We also originate leases of railcars, which are either newly built or refurbished by our operations. These may be held in the fleet or sold with attached leases to financial institutions or other investors, typically with multi-year management services agreements. As an equipment owner and an originator of leases, we participate principally in the operating lease segment of the market. Assets from our owned lease fleet are periodically sold to accommodate customer demand, manage risk and maintain liquidity.

Management Services - Our North American management services business offers a broad array of software and services that include railcar maintenance management, railcar accounting services (such as billing and revenue collection, car hire receivable and payable administration), total fleet management (including railcar tracking using proprietary software), fleet logistics, administration and railcar re-marketing. We currently provide management services for a fleet of railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. In addition, our Regulatory Services Group offers regulatory, engineering, process consulting and advocacy support to the tank car owner and shipper community, among other services. Our management services business is responsible for the maintenance and administration of our fleet of railcars.

Unconsolidated Affiliates

U.S. Axle Manufacturing - We have a 41.9% interest in Axis, LLC (Axis), a joint venture that manufactures and sells axles to its joint venture partners for use and distribution both domestically and internationally.

Brazilian Railcar Manufacturing - We have a 60% ownership interest in Greenbrier Maxion-Equipamentos e Serviços Ferroviários S.A. (Greenbrier-Maxion), a leading railcar manufacturer in South America, based in Hortolandia, Brazil. Greenbrier-Maxion also assembles bogies and offers a range of aftermarket services including railcar overhaul and refurbishment.

Brazilian Castings and Component Parts Manufacturing - We have a 29.5% ownership interest in Amsted-Maxion Fundição e Equipamentos Ferroviários S.A. (Amsted-Maxion) based in Cruzeiro, Brazil. Amsted-Maxion is a manufacturer of various castings and wheel components for railcars and other heavy industrial equipment. Amsted-Maxion has a 40% ownership position in Greenbrier-Maxion and is integrated with the operations of our Brazilian railcar manufacturer.

Other Unconsolidated Affiliates - We have other unconsolidated affiliates which primarily include joint ventures that produce rail and industrial components, all of which are presented in Investment in unconsolidated affiliates on the Consolidated Balance Sheets.

Backlog

The following table depicts our reported railcar backlog subject to third party sale or lease in number of railcars and estimated future revenue value attributable to such backlog, at the dates shown:

	August 31,
	2023	2022	2021
New railcar backlog units [1]	30,900	29,500	26,600
Estimated future revenue value (in millions) [2]	$3,810	$3,480	$2,810

1 Each platform of a railcar is treated as a separate unit.

2 Subject to change based on finalization of product mix.

Approximately 3% of backlog units and 2% of estimated value as of August 31, 2023 was associated with our Brazilian manufacturing operation which are accounted for under the equity method.

Based on current production schedules, approximately 21,500 units in the August 31, 2023 backlog are scheduled for delivery in 2024. The balance of the production is scheduled for delivery into 2026.

Our backlog includes $970 million of railcars intended for syndication which are supported by lease agreements with external customers and may be syndicated to third parties or held in our lease fleet depending on a variety of factors. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix and pricing will be determined in the future, which may impact backlog.

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

Customers

Customers across our segments include railroads, leasing companies, financial institutions, shippers, carriers and transportation companies. We have strong, long-term relationships with many of our customers. We believe that our customers’ preference for high quality products, our technological leadership in developing innovative products, our focus on being highly responsive to our customers' needs and competitive pricing of our railcars have helped us maintain our long-standing relationships with our customers.

In 2023, revenue from two customers in aggregate accounted for approximately 30% of total revenue which represented 33% of Manufacturing revenue, 16% of Maintenance Services revenue, and 5% of Leasing & Management Services revenue. No other customers accounted for greater than 10% of total revenue.

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

Certain materials and components are periodically in short supply which could potentially impact production at our facilities. We experienced an increase in the price and shortages of certain materials and components during 2023. In an effort to mitigate shortages and reduce supply chain costs, we have entered into strategic alliances and multi-year arrangements for the global sourcing of certain materials and components. We operate a replacement parts business which aids in our vertical integration and we continue to pursue strategic opportunities to protect and enhance our supply chain. We periodically make advance purchases to avoid possible shortages of material due to capacity limitations of component suppliers, shipping and transportation delays and possible price increases.

In 2023, the top ten suppliers for all inventory purchases accounted for approximately 42% of total purchases. The top supplier accounted for 16% of total inventory purchases in 2023. No other suppliers accounted for more than 10% of total inventory purchases. We believe we maintain good relationships with our suppliers.

Competition

We are currently one of the two largest railcar manufacturers in North America. There are also a handful of specialty builders who focus on niche markets. We believe that in Europe we are in the top tier of railcar manufacturers. Through our 60% ownership interest in Greenbrier-Maxion, we are a leading railcar manufacturer in South America. The railcar manufacturing industry is becoming more global as customers are purchasing railcars from manufacturers outside of their geographic region. In all railcar markets that we serve, we compete on the basis of quality, price, timeliness of delivery, innovative product design, reputation and customer service.

Competition in the Maintenance Services businesses is dependent on the type of product or service provided. There are many competitors in these businesses. We compete primarily on the basis of quality, timeliness of delivery, customer service, location of shops, price and engineering expertise.

There are at least twenty institutions in North America that provide railcar leasing and/or services similar to ours. Many of them are also customers that buy new railcars from our manufacturing facilities and used railcars from our lease fleet, as well as utilize our management and maintenance services. We compete primarily on the basis of quality, price, timeliness of delivery, reputation, service offerings and deal structuring and syndication ability. We believe our strong servicing capability and our ability to sell railcars with a lease attached (syndicate railcars), integrated with our manufacturing, maintenance shops, railcar specialization and expertise in particular lease structures provides a strong competitive advantage.

Marketing and Product Development

In North America, we leverage an integrated marketing and sales effort to coordinate relationships in our various segments. We provide our customers with a diverse range of equipment, services and financing alternatives designed to satisfy each customer’s unique needs, whether the customer is buying new equipment, sustainable conversion of existing equipment or seeking to outsource the maintenance or management of equipment. These custom programs may involve a combination of railcar products, leasing, sustainable conversions and remarketing services. In addition, we provide customized maintenance management, equipment management, accounting and compliance services and proprietary software solutions.

In Europe and South America, we maintain relationships with customers through market-specific sales personnel. Our engineering and technical staff works closely with their customer counterparts on the design and certification of railcars. Many European railroads are state-owned and are subject to European Union (EU) regulations covering the tender of government contracts. In Brazil, the government grants long-term concession contracts to private companies to operate and invest in Brazil’s freight rail network.

Through our research and customer relationships, insights are derived into the potential need for new products and services. Marketing and engineering personnel collaborate to evaluate opportunities and develop new products and services that exceed customers’ expectations. Research and development costs incurred during the years ended August 31, 2023, 2022 and 2021 were $4.0 million, $5.4 million and $6.3 million, respectively.

Human Capital

With the oversight of the Board, our Chief Executive Officer and senior leadership are thoughtfully invested in our global workforce. We regularly review our priorities and progress in each of the areas highlighted below.

We depend on a highly skilled workforce of 13,800 of which approximately half reside in Mexico. Individuals across multiple locations who have technical skills, including experience in welding, engineering, and machine operating are necessary for us to succeed.

Approximately 6,000 employees are represented by unions, primarily in Mexico and Europe. At our Maintenance Services locations, approximately 50 employees are represented by a union. We believe we have good union relations.

Safety – Employee safety is a top priority and we remain dedicated to continuously improving our safety performance over time. Our safety performance is monitored regularly by our CEO, senior leadership and our Board. We are proud of our commitment to maintaining a safe workplace.

Employee Engagement – Building a successful human capital management strategy requires foresight, commitment and a willingness to embrace change. We are committed to creating a culture of feedback that supports our IDEAL Commitment (Inclusion, Diversity, Equity, Access and Leadership) and reinforces our Core Value of Respect for People.

To remain engaged and understand our employees’ priorities, in 2023 we expanded our employee engagement survey to include our Mexico facilities. Feedback from our surveys informed our decision to introduce additional communication and recognition opportunities.

Communication and Connections – In 2023, Greenbrier launched GBX RailDepot, a communication platform established to connect people and information, and further enhance our workplace culture. Employees can access company information and employee resources, recognize others for their contributions, and celebrate milestones together.

Development and Training – We recognize that a talented and diverse workforce is critical to our success. Our commitment to investing in our people includes providing training and development opportunities at all levels, including on-the-job learning, competency-based training, education assistance, tuition reimbursement, and leadership development. Beyond this, we believe succession planning is more than replacement planning. It is developing a strong talent base that provides a pipeline to grow our organization beyond what it is today. This includes having a clear picture of our talent across the organization, facilitating career conversations and creating growth paths.

Compensation and Employee Well-Being – To remain competitive globally, we regularly evaluate our compensation programs. This includes reviewing base pay levels for equity both internally and externally and assessing the effectiveness of our short and long-term incentive programs. In addition, we strive to provide competitive health and wellness programs to our employees.

Benefits and Wellness – We believe benefits programs are a key differentiator in attracting and retaining talent. We strive to provide competitive programs that meet the diverse needs of our employees and their families. This includes health and wellness as well as financial and income protection benefits.

Diversity and Inclusion – In 2023, we continued to build on our IDEAL Commitment through learning and education, building connections, and promoting an inclusive work environment. We implemented two new Employee Resource Groups (now totaling eight ERGs) to foster career development, broaden learning opportunities, and foster a sense of community among Greenbrier’s workforce. We hosted IDEAL Connect 2023, Greenbrier’s first-ever diversity, equity and inclusion summit, to further collaborate, collect feedback and enhance our IDEAL Commitment across the organization.

Our Environmental, Social & Governance Report (ESG) provides additional information regarding our ESG strategy and goals. It can be found on our website. Information contained on or accessible through our website is not incorporated into, and does not constitute a part of, this filing.

Patents and Trademarks

We have a proactive program aimed at protecting our intellectual property and the results from our research and development. We have obtained a number of U.S. and non-U.S. patents of varying duration, and pending patent applications, registered trademarks, copyrights and trade names. We believe that manufacturing expertise, the improvement of existing technology and the development of new products are important in addition to patent protection, in establishing and maintaining a competitive advantage in our market.

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

Portland Harbor Superfund Site

Our former Portland, Oregon manufacturing facility (the Portland Property) is located adjacent to the Willamette River. In December 2000, the U.S. Environmental Protection Agency (EPA) classified portions of the Willamette River bed known as the Portland Harbor, including the portion fronting our manufacturing facility, as a federal "National Priority List" or "Superfund" site due to sediment contamination (the Portland Harbor Site). Our company and more than 140 other parties have received a "General Notice" of potential liability from the EPA relating to the Portland Harbor Site. The letter advised us that we may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. Ten private and public entities, including our company (the Lower Willamette Group or LWG), signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities did not sign such consent, but nevertheless contributed financially to the effort. The EPA-mandated RI/FS was produced by the LWG and cost over $110 million during a 17-year period. We bore a percentage of the total costs incurred by the LWG in connection with the investigation. Our aggregate expenditure during the 17-year period was not material. Some or all of any such outlay may be recoverable from other responsible parties. The EPA issued its Record of Decision (ROD) for the Portland Harbor Site on January 6, 2017 and accordingly on October 26, 2017, the AOC was terminated.

Separate from the process described above, which focused on the type of remediation to be performed at the Portland Harbor Site and the schedule for such remediation, 96 parties, including the State of Oregon and the federal government, are participating in a non-judicial, mediated allocation process to try to allocate costs associated with remediation of the Portland Harbor Site. We will continue to participate in the allocation process. Approximately 110 additional parties signed tolling agreements related to such allocations. On April 23, 2009, our company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc. et al, U.S. District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has been stayed by the court until January 14, 2025.

The EPA's January 6, 2017 ROD identifies a clean-up remedy that the EPA estimates will take 13 years of active remediation, followed by 30 years of monitoring with an estimated undiscounted cost of $1.7 billion. The EPA typically expects its cost estimates to be accurate within a range of -30% to +50%, but this ROD states that changes in costs are likely to occur. The EPA has identified several Sediment Decision Units within the ROD cleanup area. One of the units, RM9W, includes the nearshore area of the river sediments offshore of the Portland Property as well as downstream of the facility. It also includes a portion of the Portland Property's riverbank. The ROD does not break down total remediation costs by Sediment Decision Unit. The EPA requested that potentially responsible parties enter AOCs during 2019 agreeing to conduct remedial design studies. Some parties have signed AOCs, including one party with respect to RM9W which includes the area offshore of the Portland Property. We have not signed an AOC in connection with remedial design, but we are assisting in funding a portion of the RM9W remedial design.

The ROD does not address responsibility for the costs of clean-up, nor does it allocate such costs among the potentially responsible parties. Responsibility for funding and implementing the EPA's selected cleanup remedy will be determined at an unspecified later date. Based on the investigation to date, we believe that we did not contribute in any material way to contaminants of concern in the river sediments or the damage of natural resources in the Portland Harbor Site and that the damage in the area of the Portland Harbor Site adjacent to the Portland Property precedes our ownership of the Portland Property. Because these environmental investigations are still underway, sufficient information is currently not available to determine our liability, if any, for the cost of any required remediation or restoration of the Portland Harbor Site or to estimate a range of potential loss. Based on the results of the pending investigations and future assessments of natural resource damages, we may be required to incur costs associated with additional phases of investigation or remedial action, and may be liable for damages to natural resources.

On January 30, 2017 the Confederated Tribes and Bands of Yakama Nation sued 33 parties including our company as well as the federal government and the State of Oregon for costs it incurred in assessing alleged natural resource damages to the Columbia River from contaminants deposited in Portland Harbor. Confederated Tribes and Bands of the Yakama Nation v. Air Liquide America Corp., et al., U.S. Court for the District of Oregon Case No. 3i17-CV-00164-SB. The complaint does not specify the amount of damages the plaintiff will seek. The case has been stayed until January 14, 2025.

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

Sale of Portland Property

We sold the Portland Property in May 2023, but remain potentially liable with respect to the above matters. Any of these matters could adversely affect our business and Consolidated Statements of Income. However, any contamination or exacerbation of contamination that occurs after the sale of the property will be the liability of the current and future owners and operators of the Portland Property.

Regulation

We must comply with the rules of the U.S. Department of Transportation (USDOT) and the administrative agencies it oversees including the Federal Railroad Administration (FRA), the Pipeline and Hazardous Materials Safety Administration (PHMSA), and the Department of Homeland Security (DHS) in the U.S. and Transport Canada (TC) in Canada, each of which administer and enforce laws and regulations relating to railroad safety. Products sold and leased by us in North America must meet AAR, TC, PHMSA and FRA standards. More specifically, the transportation of hazardous materials by rail is subject to rigorous oversight by FRA, PHMSA, and DHS. Railroads, acting through the AAR, work in partnership with these and other local, state, and federal entities on hazardous materials-related issues, including train routing, security, tank car design and emergency response. Railroads also require compliance with certain industry best practices that sometimes exceed federal requirements for trains carrying hazardous materials. These regulations govern equipment and safety appliance standards for freight cars and other rail equipment used in interstate and international commerce throughout North America. The AAR promulgates rules and regulations governing the safety and design of equipment, relationships among railroads and other railcar owners with respect to railcars in interchange, and other matters. The AAR also certifies railcar builders and component manufacturers that provide equipment for use on North American railroads. These regulations require maintaining certifications with the AAR as a railcar builder and maintenance provider and component manufacturer. In the next year, we expect new regulations related to recently passed laws that prescribe disclosure of the geographic origin of components of new railcars before new railcars are granted access to the rail interchange system in the United States.

Our operations are subject to regulation of health and safety matters by the U.S. Occupational Safety and Health Administration (OSHA) and the Secretaria del Trabajo y Prevision Social (STPS) in Mexico. We believe that we employ appropriate precautions to protect our employees and others from workplace injuries and harmful exposure to materials handled and managed at our facilities. However, claims asserted against us for work-related illnesses or injury and the further adoption of occupational safety and health regulations in the U.S. or in foreign jurisdictions in which we operate could increase our operating costs. While we do not anticipate having to make material expenditures in order to remain in substantial compliance with health and safety laws and regulations, we are unable to predict the ultimate cost of compliance.

The regulatory environment in Europe consists of a combination of EU regulations and country specific regulations, including a harmonized set of Technical Standards for Interoperability of freight wagons throughout the EU. The regulatory environment in Brazil consists of oversight from the Ministry of Transportation and the National Agency of Ground Transportation. In all other countries, we conform to country specific regulations where applicable.

Additional Information

We are a public reporting company and file annual, quarterly, current and special reports, proxy statements and other information with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Through a link on the Investor Relations section of our website, http://www.gbrx.com, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K; Quarterly Reports on Form 10-Q; Current Reports on Form 8-K; and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available free of charge. Copies of our Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Corporate Governance Guidelines and Code of Business Conduct and Ethics are also available on our website at http://www.gbrx.com. Information contained on our website is not part of or incorporated into this Form 10-K or any other filings with the SEC. In addition, each of the reports and documents listed above are available free of charge by contacting our Investor Relations Department at The Greenbrier Companies, Inc., One Centerpointe Drive, Suite 200, Lake Oswego, Oregon 97035.

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

A significant portion of our business depends on the adequate supply of steel, other raw materials, and energy, as well as numerous specialty parts and components, such as brakes, wheels, side frames, bolsters, and bearings for the railcar business, at cost-effective prices. During 2023, we experienced elevated commodity and supply chain costs including the costs of labor, raw materials, energy, fuel, materials and other inputs necessary for the production and distribution of our products, and elevated levels of inflation may continue in 2024. The cost of steel and all other materials used in the production of our railcars represents more than half of our direct manufacturing costs per railcar. If we are not able to purchase materials and energy at competitive prices, our ability to produce and sell our products on a cost-effective basis could be adversely impacted which, in turn, could adversely affect our revenue and profitability.

Disruptions in the supply of materials and components used in the production of our products could negatively impact our business and results of operations.

Supply chains were severely disrupted by the COVID-19 global pandemic. The war in Ukraine has also severely disrupted supply chains for the materials and components that we use in manufacturing our products. Certain materials for our products are currently available from a limited number of suppliers and, as a result, we may have limited control over pricing, availability, and delivery schedules. Additionally, factors beyond our control, including adverse political conditions, trade embargoes, increased tariffs or import duties, inclement weather, natural disasters, terrorism and labor disputes may adversely impact our supply chain, particularly if these conditions or disputes result in work slowdowns, lockouts, strikes, facility closures, or related disruptions. The inability to purchase a sufficient quantity of materials on a timely basis could create disruptions in our production and result in delays while we attempt to engage alternative suppliers. Any such disruption or conditions could harm our business and adversely impact our results of operations. The loss of suppliers or their inability to meet our price, quality, quantity and delivery requirements could have an adverse effect on our ability to manufacture and sell our products on a cost-effective basis.

If we or our joint ventures fail to complete capital expenditure projects on time and within budget, or if these projects, once completed, fail to operate as anticipated, or fail to improve the efficiencies of our operations, or to generate additional revenue as anticipated, such failure could adversely affect our business, financial condition and results of operations.

From time-to-time, we, or our joint ventures, undertake strategic capital projects in order to enhance, expand and/or upgrade facilities and operational capabilities including by insourcing production of certain components in our manufacturing operations. Our ability, and our joint ventures’ respective abilities, to complete these projects on time and within budget, and for us to realize the anticipated increased revenues or lower costs, as applicable, or otherwise realize acceptable returns on these investments or other strategic capital projects that may be undertaken are subject to a number of risks. Many of these risks are beyond our control, including a variety of market, operational, permitting, and labor related factors. In addition, the cost to implement any given strategic capital project ultimately may prove to be greater than originally anticipated. If we, or our joint ventures, are not able to achieve the anticipated results from the implementation of any of these strategic capital projects, or if unanticipated implementation costs are incurred, our business, financial condition and results of operations may be adversely affected. In addition, if we are unable to perform insourced functions better than, or at least as well as, our third-party providers, our business may be harmed.

Our business and operations could be materially and adversely impacted if we fail to adequately manage and respond to events that cause an interruption in our business operations.

Business resiliency is important to our success. Natural and human-made events and circumstances may delay our ability to deliver products and services to our customers. Such events include, but are not limited to, security breaches, disruptions or failures in our information-technology systems, physical damage to our facilities (including fires, structural failures, power outages or other events), or the unavailability of labor. The impact of such disruptions to our business and results of operations may vary based on the length and severity of the disruption. Our failure to create and implement systems for monitoring, mitigating, managing, and recovering from such events could increase the length and severity of such disruptions, and could subject us to losses including penalties, cancellation of orders, and/or other losses.

We face risks related to cybersecurity threats and incidents that increase our costs and could disrupt our business and operations.

We face attempts by malicious hackers, state-sponsored organizations, intruders and potentially terrorists, employees, and third-party service providers into our physical facilities to gain unauthorized access, or introduce malicious software to our network or those of our customers to, among other things, steal proprietary information related to our business, products, employees, and customers; interrupt our systems and services or those of our customers; corrupt the processes used to operate our businesses and to design and manufacture our products; or demand ransom to return control of such systems and services. Such attempts are increasing in number and in technical sophistication, and if successful, would expose us and the affected parties to risk of loss or misuse of proprietary or confidential information, and could significantly disrupt our business operations. Our information technology infrastructure also includes products and services provided by third parties, and these providers can experience breaches of their systems and products that affect the security of our systems and our proprietary or confidential information. Our reliance on information technology increases to the extent working remotely increases among our employees.

The theft, loss, or misuse of third party data collected, used, stored, or transferred by us to run our business, and our attempts to address cybersecurity threats and incidents, whether or not successful, could result in our incurring significant costs related to, for example, disruptions in our operations, rebuilding internal systems, implementing additional threat protection measures, defending against litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps with respect to third parties, as well as reputational harm. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. While we seek to detect and investigate unauthorized attempts and attacks against our network, products, and services, and to prevent their recurrence where practicable through changes to our internal processes and tools, we remain potentially vulnerable to additional known or unknown threats. In some instances, we, our customers, and the users of our products and services can be unaware of an incident or its magnitude and effects.

In addition, global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex regulatory compliance environment. Costs to comply with and implement these privacy-related and data protection measures could be significant, and noncompliance could expose us to significant monetary penalties, damage to our reputation, and even criminal sanctions. Even our inadvertent failure to comply with federal, state, or international privacy-related or data-protection laws and regulations could result in audits, regulatory inquiries, or proceedings against us by governmental entities or other third parties.

A material disruption in the movement of rail traffic could impair our ability to deliver railcars and other products to our customers in a timely manner which could prevent us from meeting customer demand, reduce our sales, and negatively impact our results of operations.

Once a railcar or other product is manufactured in one of our plants, it must be moved by rail to a customer delivery point. In many cases, the manufacturing plant and the delivery point are in different countries. Many different and unrelated factors could cause a delay in our ability to move our goods in a timely manner from the manufacturing plant to the delivery point including physical disruptions such as armed conflict, natural disasters and power outages, strikes, labor stoppages or shortages hindering the operation of railroads and related transportation infrastructure, regulatory and bureaucratic inefficiency and unresponsiveness, and other causes. In addition, our manufacturing facilities often purchase raw materials from different countries. The same factors affecting the movement of our completed railcars can disrupt the movement of these raw materials to our manufacturing facilities. A material disruption in the movement of our completed cars or raw materials, especially between countries and across borders, could negatively impact our business and results of operations.

Equipment failures, technological failures, costs and inefficiencies associated with changing of production lines, or transfer of production between facilities, could lead to production, delivery, or service curtailments or shutdowns, loss of revenue or higher expenses.

We operate a substantial amount of equipment at our production facilities. An interruption in production capabilities or maintenance and repair capabilities at our facilities, as a result of equipment or technology failure, acts of nature, terrorism, costs and inefficiencies associated with changing of production lines or transfer of production between facilities, could reduce or prevent our production, delivery, service, or repair of our products and increase our costs and expenses. A halt of production at any of our manufacturing facilities could severely affect delivery times to our customers. Any significant delay in deliveries not otherwise contractually mitigated could result in cancellation of all or a portion of our orders, the loss of future sales, and negatively affect our reputation and our results of operations.

An inability to successfully manage, maintain, update, and secure our information systems, and utilize these systems to produce, disseminate, and store relevant and reliable data and information pertaining to our business, could adversely affect our business and competitive position in the market.

We rely on information technology infrastructure and architecture, including hardware, network, software, people, processes and other infrastructure to provide useful and confidential information to conduct our business. In the ordinary course of business, we collect and store sensitive data and information, including our proprietary and regulated business information, that of our customers, suppliers and business partners, and personally identifiable information about our employees, as well as internal communications and exchanges with customers, suppliers, legal counsel, governmental agencies, and consultants. We depend on our information systems to successfully manage our business. We have taken steps to maintain adequate data security by implementing security technologies, internal controls, and network and data center resiliency and recovery processes.

In addition, we continually evaluate and implement upgrades and changes to our information technology systems. We could experience problems in connection with such implementations, including compatibility issues, training requirements, higher than expected implementation costs and other integration challenges and delays. A significant problem with an implementation, integration with other systems or ongoing management and operation of our systems could negatively impact our business by disrupting operations. Such a problem could also have an adverse effect on our ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could have a material adverse effect on our financial reporting system and internal controls and adversely affect our ability to manage our business.

Furthermore, despite our efforts, our information systems and processes, like those of other companies, are susceptible to damage or interruption due to natural disasters, power loss, telecommunications failures, viruses, breaches of security, system upgrades or new system implementations, as well as the inability of these systems or processes to fulfill their intended purpose within our business. Any operational failure or breach of security could lead to the loss or disclosure of both our and our customers’ financial, product and other confidential information, result in regulatory actions and legal proceedings, and/or have an adverse effect on our business and reputation.

Our backlog is not necessarily indicative of the level of our future revenues.

Our manufacturing backlog represents future production for our customers, and estimated potential revenue attributable to such production. Our backlog of railcar units is not necessarily indicative of future results of operations. Some orders are subject to customary documentation, conditions, or completion of terms which may not occur. If a customer cancels an order, we may be unable to recover the entire amount we anticipated receiving from the order. The timing of converting backlog to revenue is also materially impacted by our decision whether to lease railcars, sell railcars, syndicate railcars with a lease attached to an investor, or contribute railcars to our lease fleet. Actual revenue may not equal our anticipated revenues based on our backlog.

The COVID-19 pandemic negatively impacted businesses globally, including our business. A resurgence or development of new strains or variants of COVID-19 or the occurrence of another widespread health crisis and the governmental reaction thereto could materially and adversely impact our business, liquidity and financial position, results of operations, and, in turn, the price of our common stock.

The COVID-19 pandemic negatively impacted businesses globally, including our business, due to changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities. There were extraordinary actions taken by governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. A resurgence or development of new strains or variants of COVID-19 or the occurrence of another widespread health crisis and the governmental reaction thereto may prevent us from operating our facilities due to the illness of our employees, “stay-at-home” regulations, and employee reluctance to appear for work for many different reasons including the implementation of any government-imposed vaccination or testing mandates. Extended closure of one or more of our facilities or a decrease in our available workforce could have a negative impact on our financial position and results of operations. Labor shortages in the geographies where we operate could prevent us from converting backlog to revenue. Similarly, the operations of our customers or suppliers may be disrupted. If our revenues decrease, our available cash would be reduced, and we may need to increase indebtedness to fund operations.

The impact from a widespread health crisis could materially and adversely affect our business, liquidity and financial position, and results of operations and, in turn, the price of our common stock.

We operate in highly competitive industries. We may not be able to sustain our market leadership positions, which may impact our financial results.

We face significant competition serving the markets and geographies our customers operate in. We face competition with respect to price, quality, timing, product performance, technological innovation, warranties, reliability of delivery, customer service, and other factors. The effects of this competition could reduce our revenues and operating profits, increase our expenses, limit our ability to grow, and otherwise affect our financial results.

We rely on limited suppliers for certain components and services needed in our production. If we are not able to procure specialty components or services on commercially reasonable terms or on a timely basis, our business, financial condition and results of operations would be adversely affected.

Our manufacturing operations depend in part on our ability to obtain timely deliveries of materials, components and services in acceptable quantities and quality from our suppliers. In 2023, the top ten suppliers for all inventory purchases accounted for approximately 42% of total purchases. The top supplier accounted for approximately 16% of total inventory purchases in 2023. No other suppliers accounted for more than 10% of total inventory purchases. Certain components of our products, particularly specialized components like castings, bolsters, trucks, wheels and axles, and certain services, such as lining capabilities, are currently only available from a limited number of suppliers. If any one or more of our suppliers cease to provide us with sufficient quantities of our components or services in a timely manner or on terms acceptable to us, or cease to provide services or manufacture components of acceptable quality, or go out of business, we could incur disruptions or be limited in our production of our products and may not be able to promptly identify alternative sources for these components or services.

In addition, we are increasing the number of components and services we manufacture or provide ourselves, directly or through joint ventures. If we are not successful at manufacturing such components or providing such services or have production problems after transitioning to self-produced supplies, we may not be able to replace such components or services from third party suppliers in a timely manner. Any resulting disruption in our supply, or increase in the cost of specialized components and services could harm our business and adversely affect our results of operations.

The timing of our asset sales and related revenue recognition could cause significant differences in our quarterly results and liquidity.

We may build products in anticipation of a customer order, or lease railcars to a customer with the aim of selling such railcars on lease to a third party. In such cases, the lag between production and sale results in uneven recognition of revenue and earnings over time. Our production during any given period may be concentrated in relatively few contracts, intensifying the amplitude and irregularity of our revenue streams. The timing of recognizing revenue on a railcar is also materially impacted by our decision whether to lease the railcar to a lessee, sell the railcar, or syndicate the railcar with a lease attached to an investor. In addition, we periodically sell railcars from our own lease fleet and the timing and volume of such sales are difficult to predict. As a result, comparisons of our Manufacturing or Leasing & Management Services revenue, deliveries, quarterly net gain on disposition of equipment, income and liquidity between quarterly periods within one year and between comparable periods in different years may not be meaningful and should not be relied upon as indicators of our future performance.

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

A significant portion of our revenue is generated from a few major customers. In 2023, revenue from two customers accounted for approximately 30% of total revenue. No other customers accounted for greater than 10% of total revenue. Although we have some long-term contractual relationships with our major customers, we cannot be assured that we will continue to have good relations with our customers, or that our customers will continue to purchase or lease our products or services, or will continue to do so at historical levels, or will renew their existing contracts with us. A reduction in the purchasing or leasing of our products, a termination of our services by one or more of our major customers, a decline in the financial condition of a major customer, or our failure to replace expiring customer contracts with new customer contracts on satisfactory terms could result in a loss of business and have an adverse effect on our business and operating results.

Our business may be negatively impacted as a result of war in Ukraine.

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

We face several risks due to our debt and debt service obligations including our potential inability to satisfy our financial obligations related to our consolidated indebtedness; potential breach of the covenants in our credit agreements (including our revolving credit facility, asset-backed facilities and other facilities); our ability to borrow additional amounts or refinance existing indebtedness in the future to fund operating needs may be limited or costly; our availability of cash flow may be inadequate because a portion of our cash flow is needed to pay principal and interest on our debt; we may be at a disadvantage relative to our competitors that have greater financial resources than us or more flexible capital structures than us; we face additional exposure to the risk of increased interest rates as certain of our borrowings are at variable rates of interest, which could result in higher interest expense in the event of an increase in interest rates; restrictions under debt agreements may adversely interfere with our financial and operating flexibility; and exposure to the possibility that we may suffer a material adverse effect on our business and financial condition if we are unable to service our debt or obtain additional financing, as needed.

We, our subsidiaries, and our joint ventures may incur additional indebtedness, including secured indebtedness, and other obligations and liabilities that do not constitute indebtedness. This could increase the risks associated with our debt. Some of our credit facilities and existing indebtedness use variable rates which may make the amount of interest we pay on our variable rate indebtedness difficult to predict.

A failure to design or manufacture products or technologies or to achieve timely certification or market acceptance of new products or technologies could have an adverse effect on our profitability.

We continue to introduce new railcar product innovations and technologies as well as develop and offer information-technology-based services. We occasionally accept orders prior to receiving railcar certification or proving our ability to manufacture a quality product that meets customer standards. We could be unable to successfully design or manufacture new railcar product innovations or technologies. Our software products and information-technology-based services may contain design defects, software errors, hardware failures or other computer system failures that are difficult to detect and correct. Our inability to develop and manufacture new products or technologies in a timely and profitable manner, or to obtain timely certification, or to achieve market acceptance, or to avoid quality problems in our new products, could have a material adverse effect on our revenue and results of operations and subject us to losses including penalties, cancellation of orders, rejection of railcars by a customer and/or other losses.

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

We are required to perform an annual impairment test of goodwill and other indefinite lived assets which could result in an impairment charge if it is determined that the carrying value of the asset exceeds its fair value. We perform a goodwill impairment test at the reporting unit level annually or whenever events or circumstances indicate that the carrying value of these assets may exceed their fair value. In addition, we periodically review our intangible and other long-lived assets for impairment when events or changes in circumstances, such as a divestiture, indicate the carrying value may not be recoverable.

If indicators suggest it is more likely than not that the fair value of a reporting unit is less than its carrying value or that the carrying amount of intangible or long-lived assets may not be recoverable, it may result in an impairment. Impairment charges would impact our results of operations in the period in which they are identified. Further, write-downs of goodwill and other assets could affect certain of the financial covenants under debt instruments and could restrict our financial flexibility. In 2023, we recorded an impairment related to certain assets at our former Gunderson Facility which has since been disposed of. See Note 5 to our Consolidated Financial Statements for additional information.

Our business will suffer if we are unsuccessful in making, integrating, and maintaining acquisitions, joint ventures and other strategic investments.

We have acquired businesses and invested in or entered into joint ventures in past periods. We may in the future acquire other businesses or invest in or enter into other joint ventures. Our failure to identify future acquisition or joint venture opportunities, or to complete potential acquisitions or joint ventures on favorable terms, could hinder our ability to grow our business. These transactions create risks to our ongoing business, including loss of management focus on existing operations, the time and effort required to integrate new or acquired businesses into our existing business, and the challenges of coordinating geographically dispersed organizations, as well as risks to the new or acquired business, such as the retention of key personnel and unanticipated expenses. In addition, we might need to issue additional equity securities, spend our cash, or incur debt, contingent liabilities, or amortization expenses related to intangible assets in connection with effecting an acquisition or joint venture, any of which could reduce our profitability and harm our business or only be available on unfavorable terms, if at all.

Risks Related to Market and Economic Factors

Inflation as well as monetary and other policy interventions by governments and central banks in response to inflation, including the increase of interest rates, as well as uncertainly about governmental macroeconomic policies, could negatively impact our business and results of operations.

General inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. General inflation also negatively impacts our business by decreasing the capital for our customers to deploy to purchase our goods and services. Inflation may cause our customers to reduce or delay orders for our goods and services thereby causing a decrease in sales of our goods and services. The United States Federal Reserve, the European Central Bank, and several other central banks, have undertaken or signaled increases in benchmark interest rates. Rising interest rates increases our borrowing costs potentially decreasing our profitability. Additionally, increased borrowing costs faced by our customers could result in decreased demand for our products. Monetary interventions also risk a sustained decline in aggregate demand, either globally or within one or more geographic markets. A decline in demand for our products would have a negative impact on our business and results of operations.

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

The industry in which we operate is subject to periodic economic cycles, and the purchasing trends of customers in our industry have a significant impact on demand for our products and services. As a result, during downturns, the rate at which we convert backlog to revenue usually decreases and we may slow down or halt production at some of our facilities. An economic downturn in our industry would impact the demand for our products and services, and would result in one or more of the following: lower sales volumes, lower prices, lower lease utilization rates and decreased revenues and profits.

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

Our leasing subsidiaries' operations relies in large part upon banks and capital markets to fund their operations and contractual commitments and refinance existing debt. These markets can experience high levels of volatility and access to capital can be constrained for extended periods of time. In addition to conditions in the capital markets, a number of other factors could cause us to incur increased borrowing costs and have greater difficulty accessing public and private markets for both secured and unsecured debt. The credit markets and the financial services industry may experience volatility which can result in tighter availability of credit on more restrictive terms and limit our ability to sell railcar assets or to syndicate railcars to investors with leases attached. Our liquidity, financial condition and results of operations could be negatively impacted if our ability to borrow money to finance operations, obtain credit from trade creditors, obtain credit to maintain our hedging programs, offer leasing products to our customers or sell railcar assets were to be impaired. In addition, scarcity of capital could also adversely affect our customers’ ability to purchase, lease, or pay for products from us or adversely affect our suppliers’ ability to provide us with product. Any of these conditions or events could result in reductions in our revenues, increased price competition, or increased operating costs, which could adversely affect our business, financial condition and results of operations.

We could be unable to lease railcars at satisfactory rates, remarket leased railcars on favorable terms upon lease termination, or realize the expected residual values for end of life railcars due to changes in scrap prices, each of which could reduce our revenue and decrease our overall return or affect our ability to sell leased assets in the future.

The profitability of our railcar leasing business depends on our ability to lease railcars at satisfactory rates, sell railcars with sufficiently profitable leases to investors, and to remarket, sell or scrap railcars we own or manage upon the expiration of leases. The rent we receive during the initial railcar lease term typically covers only a small portion of the railcar acquisition or production costs. Thus, we are exposed to a remarketing risk throughout the life of the railcar because we must obtain lease rates or a sale price sufficient to cover our acquisition or production costs related to the railcar. Our ability to lease or remarket leased railcars profitably is dependent on several factors, including, but not limited to, market and industry conditions, cost of, and demand for, competing used or newer models, availability of credit and the credit-worthiness of potential customers, costs associated with the refurbishment of the railcars, the market demand or governmental mandates for refurbishment, customers not defaulting on their leases, as well as market perceptions of residual values and interest rates. A downturn in the industries in which our lessees operate and decreased demand for railcars could also increase our exposure to remarketing risks because lessees may demand shorter lease terms, requiring us to remarket leased railcars more frequently. Furthermore, the resale market for previously leased railcars has a limited number of potential buyers. Our inability to lease, remarket or sell leased railcars on favorable terms could result in an adverse impact to our consolidated financial statements or affect our ability to sell leased railcars to investors in the future. Additionally, when the price of scrap steel declines, our revenues and margins in such businesses decrease. Notwithstanding the terms of the leases we enter into, our lessees may misuse, abuse, improperly install components or improperly or inadequately maintain or repair the railcars we have leased to them. These actions could result in a diminution in the value of the railcars, as well as our potential exposure to claims that could increase our costs and weaken our financial condition.

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

Risks Related to Legal, Compliance and Regulatory Matters

Train derailments or other accidents or claims could subject us to legal claims that adversely impact our business, financial condition and our results of operations.

We provide a number of services which include the manufacture and supply of new railcars, wheels, new and refurbished axles, components and parts and the lease and maintenance of railcars for our customers that transport a variety of commodities, including tank railcars that transport hazardous materials such as crude oil, ethanol, chlorine, anhydrous ammonia and other products. In addition, we have a Regulatory Services Group that offers regulatory, engineering, process consulting and advocacy support to the tank car and petrochemical rail shipper community, among other services. We could be subject to various legal claims, including claims of negligence, personal injury, physical damage and product or service liability, or in some cases strict liability, as well as potential penalties and liability under environmental laws and regulations, in the event of a derailment or other accident involving railcars, including tank railcars whether resulting from natural disasters, human error, terrorism, or other causes. If we become subject to any such claims and are unable to successfully resolve them or maintain inadequate insurance for such claims, our business, financial condition and results of operations could be materially adversely affected.

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

Scientific studies have suggested that emissions of certain gases, commonly referred to as greenhouse gases (GHGs) including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere and other climate changes. Legislation and new rules to regulate emission of GHGs have been introduced in numerous state legislatures, the U.S. Congress, and by the EPA, as well as in Europe and other geographies in which we operate. Some of these proposals would require industries to meet stringent new standards that may require substantial reporting of GHGs and other carbon intensive activities in addition to potentially mandating reductions in our carbon emissions. While we cannot assess the direct impact of these or other potential regulations, we recognize that new climate change reporting or compliance protocols could affect our operating costs, the demand for our products and/or affect the price of materials, input factors and manufactured components which could impact our margins. Other adverse consequences of climate change could include an increased frequency of severe weather events and rising sea levels that could affect operations at our manufacturing facilities, the price of insuring company assets, or other unforeseen disruptions of our operations, systems, property or equipment.

We have identified a material weakness in our internal control over financial reporting. If we fail to properly remediate the material weakness or to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

During its evaluation of the effectiveness of disclosure controls and procedures as of August 31, 2023, management determined that our internal control over financial reporting was not effective, because we did not have effective controls in one IT environment as a result of deficiencies in change management, program development, and user access controls. The material weakness related primarily to the implementation of a new Enterprise Resource Planning (ERP) system. Management has determined that this deficiency constitutes a material weakness in our internal control over financial reporting. We are in the process of identifying and implementing remedial measures to address the control deficiencies that led to the material weakness. However, there can be no assurance that our remedial measures will correct the deficiency. If we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, it may result in material misstatements, as well as adversely affect the reliability of our financial statements, our reputation, our business, and the trading price of our common stock. During 2023, we began to implement in stages a new ERP system at our primary North America manufacturing and services businesses. We expect each implementation will impact our internal controls over financial reporting. More information regarding the material weakness and our remediation efforts is provided in “Item 9A. Controls and Procedures.”

Changes in or the implementation of accounting standards or inaccurate estimates or assumptions in the application of accounting policies could adversely affect our financial results.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include impairment of long-lived assets, goodwill, income taxes and environmental costs, among others. If our accounting policies, methods, judgments, assumptions, estimates and allocations prove to be incorrect, or if circumstances change, our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

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

Shareholder activism, which could take many forms, including potential proxy contests and public information campaigns, continues to increase. Shareholder activism could result in substantial costs to the Company, give rise to perceived uncertainties as to our future, adversely affect our relationships with suppliers, customers, and regulators, make it more difficult to attract and retain qualified personnel, and adversely impact our stock price.

Our current shareholders could experience dilution.

We require substantial working capital to fund our business. If additional funds are raised through the issuance of equity securities or convertible securities, the percentage ownership held by our shareholders would be reduced and the equity securities we issue may have rights, preferences or privileges senior to those of our common stock. Additionally, we have the option to settle outstanding convertible notes in cash, although if we opt not to or do not have the ability to settle outstanding convertible notes in cash, the conversion of some or all of our convertible notes may dilute the ownership interests of existing shareholders. Any sales in the public market of the common stock issuable upon the conversion of the notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We operate at the following primary facilities as of August 31, 2023:

Description	Location	Status

Manufacturing Segment

Operating facilities:	4 locations in the United States	Owned
	3 locations in Mexico	Owned – 2 locations Leased – 1 location
	3 locations in Poland	Owned
	3 locations in Romania	Owned

Administrative offices:	2 locations in the United States	Leased

Maintenance Services Segment

Operating facilities:	17 locations in the United States	Leased – 9 locations Owned – 8 locations

Leasing & Management Services Segment

Corporate offices, railcar marketing and leasing activities:	Lake Oswego, Oregon	Leased

We believe that our facilities are in good condition and that the facilities, together with anticipated capital improvements and additions, are adequate to meet our operating needs for the foreseeable future. We continually evaluate our facilities in order to remain competitive and to take advantage of market opportunities.

Item 3. LEGAL PROCEEDINGS

There is hereby incorporated by reference the information disclosed in Note 22 - Commitments and Contingencies to Consolidated Financial Statements, Part II, Item 8 of this Form 10-K.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Information about our Executive Officers

Current information regarding our executive officers is presented below.

Lorie L. Tekorius, 56, is Chief Executive Officer (CEO) and President and serves on the Board of Directors. Ms. Tekorius has served as President since August 2019 and was promoted to Chief Executive Officer in March 2022. Ms. Tekorius was elected to the Board of Directors in March 2022. Ms. Tekorius has served in various management positions for the Company since 1995, most recently as Executive Vice President and Chief Operating Officer and prior to that, as Executive Vice President and Chief Financial Officer.

Martin R. Baker, 67, is Senior Vice President, Chief Legal and Compliance Officer. Mr. Baker has led Greenbrier's Legal and Compliance departments since joining the Company in May 2008. Prior to joining the Company, Mr. Baker served as General Counsel to Lattice Semiconductor Corporation, Altera Corporation and Vitelic Corporation.

Brian J. Comstock, 61, is Executive Vice President, Chief Commercial and Leasing Officer, a position he has held since January 2021. Mr. Comstock has served in various management positions for the Company since 1998, most recently as Executive Vice President, Sales and Marketing.

Laurie Dornan, 53, is Senior Vice President, Chief Human Resources Officer, a position she has held since November 2020. Ms. Dornan has served in various human resources leadership positions since joining the Company in 2014. Prior to Greenbrier, she served in various leadership roles with Lattice Semiconductor Corporation, Nautilus, Inc. and Electro Scientific Industries.

Adrian J. Downes, 60, is Senior Vice President, Chief Financial Officer, a position he has held since June 2019. In March 2013, Mr. Downes joined the Company as Senior Vice President and Chief Accounting Officer. In August 2018, Mr. Downes assumed the role of Acting Chief Financial Officer and in June 2019 was appointed Chief Financial Officer. Before joining the company, Mr. Downes served in executive leadership roles for Knowledge Universe, SUPERVALU Inc. and Albertsons, Inc.

Rick Galvan, 51, is Senior Vice President, Greenbrier Rail Services (GRS), a position he has held since January 2021. Prior to this role, Mr. Galvan served as the Senior Vice President of Operations for GRS. Mr. Galvan has over 30 years of experience in the railroad industry serving in various management functions including positions at Canadian National Railway, Kansas City Southern, and Burlington Northern Santa Fe.

William Krueger, 58, is Senior Vice President, President Greenbrier Manufacturing Operations, a position he has held since September 2022. Mr. Krueger joined Greenbrier in 2020 as Senior Vice President GMO. In that role, he led integration and transformation efforts at Greenbrier’s manufacturing operations in Arkansas and Missouri, acquired in 2019. As part of leading Greenbrier’s Manufacturing segment, Krueger also manages global railcar design, engineering, and quality functions. Before joining the Company, Mr. Krueger held a number of operations roles in the automotive industry including positions at General Motors, Toyota, and Nissan.

Matthew J. Meyer, 42, is Senior Vice President, Finance and Chief Accounting Officer and joined the Company in February 2023. Prior to joining the Company, Mr. Meyer was Chief Accounting Officer of Horizon Global Corporation from December 2019 to February 2023, and Corporate Controller from November 2018 to December 2019. Prior to that, Mr. Meyer has held various finance leadership roles.

Executive officers are designated by the Board of Directors. No director or executive officer has a family relationship with any other director or executive officer of the Company.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the New York Stock Exchange under the symbol GBX since July 14, 1994. There were approximately 550 holders of record of common stock as of October 20, 2023.

Issuer Purchases of Equity Securities

The Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. On January 5, 2023, the expiration date of this share repurchase program was extended to January 31, 2025. Share repurchases under this program during the three months ended August 31, 2023 were as follows:

(in millions, except shares which are reflected in thousands, and per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2023 - June 30, 2023	247	$30.41	247	$46.4
July 1, 2023 - July 31, 2023	—	$—	—	$46.4
August 1, 2023 - August 31, 2023	—	$—	—	$46.4

Performance Graph

The following graph demonstrates a comparison of cumulative total returns for the Company's Common Stock, the Dow Jones U.S. Industrial Transportation Index, the Standard & Poor’s (S&P) 500 Index, and the S&P SmallCap 600 Index. The S&P SmallCap 600 is included as it is used in measuring the Company's relative total stockholder return for purposes of determining the performance of certain stock awards granted beginning in 2023. The graph assumes an investment of $100 on August 31, 2018 in each of the Company's Common Stock and the stocks comprising the indices. Each of the indices assumes that all dividends were reinvested and that the investment was maintained to and including August 31, 2023, the end of the Company’s 2023 fiscal year.

The comparisons in this table are required by the SEC, and therefore, are not intended to forecast or be indicative of possible future performance of our Common Stock.

Item 6. RESERVED

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The financial results for 2023 reflect another year of transformation and profitable growth. We delivered strong results despite challenges that impacted our business throughout the year. We identified a few general trends that impacted our business, all of which we believe are reflected in our results for the year ended August 31, 2023. Overall, demand for our products and services remains strong in the marketplace. Supply chain challenges, inflation, rising interest rates, rail service congestion and labor shortages continued to impact our business and required focused attention from management. We were able to manage these factors to accomplish the following in 2023:

•
Achieved record annual revenues and deliveries;
•
Strong ending backlog value and units;
•
Increased our quarterly dividend 11% at Q3; and
•
Repurchased 1.9 million shares.

We also launched a multi-year strategy during the year which we outlined at our first-ever Investor Day in April 2023. The strategy has three basic tenets:

1.
Maintain our manufacturing leadership position across geographies;
2.
Optimize our industrial footprint for efficiency and margin enhancement while addressing the needs of our customers; and
3.
Increase our recurring revenue to reduce the impact of manufacturing cyclicality.

Our strategic focus aligns with three financial goals. Those are (a) increasing recurring revenue, (b) expanding our aggregate gross margin and (c) raising our return on invested capital.

As part of our strategic goal to optimize our footprint, during the year we launched a review of our global business capacity. This resulted in three divestitures, including our Gunderson Marine business and closure of our Gunderson Facility, Southwest Steel, a foundry business in Longview, Texas, and our interest in Rayvag, a manufacturing facility located in Turkey. Additionally, we acquired the minority interest in GBX Leasing from our partner, and now wholly own our lease fleet.

Business Highlights

Despite the challenging operating environment, we accomplished the following in 2023:

•
Revenue increased by $966.3 million and 32.5% compared to the prior year, driven primarily by a 33.2% increase in railcar deliveries;
•
Margin improved $135.1 million and 44.2% compared to the prior year, driven primarily by a 33.2% increase in railcar deliveries and operating efficiencies across segments;
•
Added 1,200 railcars to our owned lease fleet, representing nearly 10% growth during the year; and
•
Increased Earnings from Operations by $58.4 million and 49.5% compared to the prior year. The improvement was primarily attributed to higher deliveries and operating efficiencies across the business. This increase was partially offset by $46.7 million of charges associated with the divestitures previously discussed.

Manufacturing Backlog

Our backlog remains strong at August 31, 2023 and includes a diverse portfolio of railcar types, highlighted by the following:

•
Our railcar backlog was 30,900 units with an estimated value of $3.8 billion as of August 31, 2023 with deliveries that extend into 2026.
•
During 2023, we generated new railcar orders of 30,000 units valued at approximately $3.8 billion.
•
We increased our backlog compared to the prior year by approximately 1,400 units.

Our backlog includes $970 million of railcars intended for syndication which are supported by lease agreements with external customers and may be syndicated to third parties or held in our lease fleet depending on a variety of factors. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix and pricing will be determined in the future, which may impact backlog. Approximately 3% of backlog units and 2% of estimated backlog value as of August 31, 2023 was associated with our Brazilian manufacturing operations which is accounted for under the equity method.

Our backlog of railcar units is not necessarily indicative of future results of operations. Certain orders in backlog are subject to customary documentation and completion of terms and conditions. Customers may attempt to cancel or modify orders in backlog. Historically, little variation has been experienced between the quantity ordered and the quantity actually delivered, though the timing of deliveries may be modified from time to time.

Financial Overview

Revenue, Cost of revenue, Margin and Earnings from operations (operating profit) presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Year Ended August 31,
(In millions, except per share amounts)	2023	2022
Revenue:
Manufacturing	$3,357.7	$2,476.6
Maintenance Services	406.4	347.7
Leasing & Management Services	179.9	153.4
	3,944.0	2,977.7
Cost of revenue:
Manufacturing	3,083.4	2,300.9
Maintenance Services	364.0	322.0
Leasing & Management Services	55.5	48.8
	3,502.9	2,671.7
Margin:
Manufacturing	274.3	175.7
Maintenance Services	42.4	25.7
Leasing & Management Services	124.4	104.6
	441.1	306.0
Selling and administrative	235.3	225.2
Net gain on disposition of equipment	(17.3)	(37.2)
Asset impairment, disposal, and exit costs	46.7	—
Earnings from operations	176.4	118.0
Interest and foreign exchange	85.4	57.4
Earnings before income tax and earnings from unconsolidated affiliates	91.0	60.6
Income tax expense	(24.6)	(18.1)
Earnings before earnings from unconsolidated affiliates	66.4	42.5
Earnings from unconsolidated affiliates	9.2	11.3
Net earnings	75.6	53.8
Net earnings attributable to noncontrolling interest	(13.1)	(6.9)
Net earnings attributable to Greenbrier	$62.5	$46.9
Diluted earnings per common share	$1.89	$1.40

Performance for our segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Year Ended August 31,
(In millions)	2023	2022
Operating profit (loss):
Manufacturing	$140.9	$97.2
Maintenance Services	36.9	21.7
Leasing & Management Services	103.3	108.3
Corporate	(104.7)	(109.2)
	$176.4	$118.0

Consolidated Results

	Year Ended August 31,		2023 vs 2022
(In millions)	2023	2022	Increase (Decrease)	% Change
Revenue	$3,944.0	$2,977.7	$966.3	32.5%
Cost of revenue	$3,502.9	$2,671.7	$831.2	31.1%
Margin (%)	11.2%	10.3%	0.9%	*
Net earnings attributable to Greenbrier	$62.5	$46.9	$15.6	33.3%

* Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various average selling prices and margins. The demand for, and mix of, products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 32.5% increase in revenue for the year ended August 31, 2023 as compared to the prior year was primarily due to an 35.6% increase in Manufacturing revenue. The increase in Manufacturing revenue was primarily attributed to a 33.2% increase in railcar deliveries and higher syndication revenues.

The 31.1% increase in cost of revenue for the year ended August 31, 2023 as compared to the prior year was primarily due to a 34.0% increase in Manufacturing cost of revenue. The increase in Manufacturing cost of revenue was primarily attributed to a 33.2% increase in railcar deliveries and higher material and other input costs in the current year.

Margin as a percentage of revenue was 11.2% and 10.3% for the years ended August 31, 2023 and 2022, respectively. Consolidated Margin as a percentage of revenue was positively impacted by an increase in Manufacturing Margin from 7.1% to 8.2% primarily attributed to operating at consistently higher production levels during the current year.

The $15.6 million increase in Net earnings attributable to Greenbrier for the year ended August 31, 2023 as compared to the prior year was primarily due to an increase in margin dollars that was mainly attributable to higher railcar deliveries and syndications. This was partially offset by:

•
The net impact of divestitures totaled $46.7 million during the year ended August 31, 2023.
•
Higher Interest and foreign exchange expense in the current year primarily attributed to an increase in interest expense from higher interest rates and borrowings.
•
A lower Net gain on disposition of equipment for the year ended August 31, 2023.

For discussion related to the results of operations and changes in financial condition for 2022 compared to 2021 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K, which was filed with the United States Securities and Exchange Commission on October 31, 2022.

Manufacturing Segment

	Year Ended August 31,		2023 vs 2022
(In millions, except railcar deliveries)	2023	2022	Increase (Decrease)	% Change
Revenue	$3,357.7	$2,476.6	$881.1	35.6%
Cost of revenue	$3,083.4	$2,300.9	$782.5	34.0%
Margin (%)	8.2%	7.1%	1.1%	*
Operating profit ($)	$140.9	$97.2	$43.7	45.0%
Operating profit (%)	4.2%	3.9%	0.3%	*
Deliveries	24,900	18,700	6,200	33.2%

* Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of freight railcars and from the conversion of existing railcars through our facilities in North America and Europe.

Manufacturing revenue increased $881.1 million or 35.6% for the year ended August 31, 2023 compared to the prior year. The increase in revenue was primarily attributed to a 33.2% increase in railcar deliveries, including syndications and higher average selling price.

Manufacturing cost of revenue increased $782.5 million or 34.0% for the year ended August 31, 2023 compared to the prior year. The increase in cost of revenue was primarily attributed to a 33.2% increase in the volume of railcar deliveries and higher material and other input costs during the year ended August 31, 2023.

Manufacturing Margin as a percentage of revenue increased 1.1% for the year ended August 31, 2023 compared to the prior year. The increase in Margin percentage for the year ended August 31, 2023 was primarily attributed to operating at consistently higher production levels. This was partially offset by increased costs associated with component outsourcing to support the higher production.

Manufacturing operating profit increased $43.7 million or 45.0% for the year ended August 31, 2023 compared to the prior year. The increase in operating profit was primarily attributed to an increase in railcar deliveries at improved margins and included the $46.7 million of net loss on divestitures in 2023.

Maintenance Services Segment

	Year Ended August 31,		2023 vs 2022
(In millions)	2023	2022	Increase (Decrease)	% Change
Revenue	$406.4	$347.7	$58.7	16.9%
Cost of revenue	$364.0	$322.0	$42.0	13.0%
Margin (%)	10.4%	7.4%	3.0%	*
Operating profit ($)	$36.9	$21.7	$15.2	70.0%
Operating profit (%)	9.1%	6.2%	2.9%	*

* Not meaningful

Our Maintenance Services segment generates revenue from wheel and axle servicing, railcar maintenance and the production of a variety of component parts in North America.

Maintenance Services revenue increased $58.7 million or 16.9% for the year ended August 31, 2023 compared to the prior year. The increase was primarily attributed to improved pricing and higher volumes. This was partially offset by lower scrap metal pricing in the current year.

Maintenance Services cost of revenue increased $42.0 million or 13.0% for the year ended August 31, 2023 compared to the prior year. The increase was primarily due to higher costs associated with operating at higher volumes.

Maintenance Services Margin as a percentage of revenue increased 3.0% for the year ended August 31, 2023 compared to the prior year. The increase in Margin percentage was primarily attributed to improved pricing and operating efficiencies. This was partially offset by lower scrap metal pricing in the current year.

Maintenance Services operating profit increased $15.2 million or 70.0% for the year ended August 31, 2023 compared to the prior year. The increase was primarily attributed to the improved Margins discussed above and higher volumes. This was partially offset by lower scrap metal pricing in the current year.

Leasing & Management Services Segment

	Year Ended August 31,		2023 vs 2022
(In millions)	2023	2022	Increase (Decrease)	% Change
Revenue	$179.9	$153.4	$26.5	17.3%
Cost of revenue	$55.5	$48.8	$6.7	13.7%
Margin (%)	69.1%	68.2%	0.9%	*
Operating profit ($)	$103.3	$108.3	$(5.0)	(4.6)%
Operating profit (%)	57.4%	70.6%	(13.2)%	*

* Not meaningful

Our Leasing & Management Services segment generates revenue from leasing railcars from our lease fleet, providing various management services, syndication revenue associated with leases attached to new railcar sales, and interim rent on leased railcars for syndication.

Leasing & Management Services revenue increased $26.5 million or 17.3% for the year ended August 31, 2023 compared to the prior year. The increase was primarily attributed to higher lease rents due to higher lease rates and a larger fleet as well as higher interim rents on railcars for syndication.

Leasing & Management Services cost of revenue increased $6.7 million or 13.7% for the year ended August 31, 2023 compared to the prior year. The increase was primarily due to higher costs from owning a larger fleet.

Leasing & Management Services Margin as a percentage of revenue increased 0.9% for the year ended August 31, 2023 compared to the prior year. The increase in Margin percentage was primarily attributed to higher lease rates and growth of the lease fleet.

Leasing & Management Services operating profit decreased $5.0 million or 4.6% for the year ended August 31, 2023 compared to the prior year. The decrease was primarily attributed to lower Net gains on disposition of equipment for the year ended August 31, 2023, partially offset by higher Margin as a result of growth in the lease fleet.

Selling and Administrative

	Year Ended August 31,		2023 vs 2022
(In millions)	2023	2022	Increase (Decrease)	% Change
Selling and Administrative	$235.3	$225.2	$10.1	4.5%

Selling and administrative expense was $235.3 million or 6.0% of revenue for the year ended August 31, 2023 and $225.2 million or 7.6% of revenue for the year ended August 31, 2022.

The $10.1 million increase was primarily attributed to higher employee related and IT support costs, partially offset by lower legal costs.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment primarily includes the sale of assets from our lease fleet (Equipment on operating leases, net) and disposition of property, plant and equipment. Assets are periodically sold in the normal course of business in order to optimize our fleet and to manage risk and liquidity.

Net gain on disposition of equipment was $17.3 million and $37.2 million for the years ended August 31, 2023 and 2022, respectively. The decrease in Net gain on disposition of equipment was primarily attributed to fewer sales of assets from our lease fleet during the year ended August 31, 2023.

Asset Impairment, Disposal and Exit Costs

Asset impairment, disposal, and exit costs in the current year included total charges associated with the Gunderson Facility of $40.7 million and a divestiture of Southwest Steel of $9.7 million, partially offset by a gain on disposal of our majority ownership interest in the Rayvag joint venture of $3.7 million.

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

	Year Ended August 31,		Increase (decrease)
(In millions)	2023	2022	2023 vs 2022
Interest and foreign exchange:
Interest and other expense	$79.2	$55.7	$23.5
Foreign exchange loss	6.2	1.7	4.5
	$85.4	$57.4	$28.0

The $28.0 million increase in Interest and foreign exchange expense during the year ended August 31, 2023 compared to the prior year was primarily attributed to an increase in interest expense from higher interest rates and borrowings. The $4.5 million change in Foreign exchange loss was primarily attributed to the change in the Mexican Peso's exchange rate relative to the U.S. Dollar.

Income Tax

In 2023 our income tax expense was $24.6 million on $91.0 million of pre-tax earnings for an effective tax rate of 27.0%. The rate was higher than the U.S. statutory tax rate primarily due to the geographic mix of earnings and U.S. taxes on profits in foreign jurisdictions, offset by net favorable impacts related to changes in foreign currency exchange rates for our U.S. Dollar denominated foreign operations.

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

Earnings from unconsolidated affiliates was $9.2 million and $11.3 million for the years ended August 31, 2023 and 2022, respectively. The decrease was primarily related to lower sales volumes at our Brazil operations.

Net Earnings Attributable to Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $13.1 million and $6.9 million for the years ended August 31, 2023 and 2022, respectively, which primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations. The increase from the prior year is primarily a result of an increase in earnings due to improved operating results at our European operations and the gain on sale of Rayvag.

Liquidity and Capital Resources

	Year Ended August 31,
(In millions)	2023	2022
Net cash provided by (used in) operating activities	$71.2	$(150.4)
Net cash used in investing activities	(280.0)	(224.0)
Net cash provided by (used in) financing activities	(76.2)	244.9
Effect of exchange rate changes	28.6	17.2
Net decrease in cash and cash equivalents and restricted cash	$(256.4)	$(112.3)

We have been financed through cash generated from operations and borrowings. At August 31, 2023 cash and cash equivalents and restricted cash were $302.7 million, a decrease of $256.4 million from $559.1 million at the prior year end.

Cash Flows From Operating Activities

The change in cash provided by (used in) operating activities for 2023 compared to 2022 was primarily due to an increase in Net earnings and net favorable change in working capital driven by more efficient working capital usage when compared to the prior year.

Cash Flows From Investing Activities

Cash used in investing activities primarily relates to capital expenditures net of proceeds from the sale of assets, divestitures during the year and investment activity with our unconsolidated affiliates. The change in cash used in investing activities for 2023 compared to 2022 was primarily attributable to a decrease in proceeds from the sale of assets.

	Year Ended August 31,
(In millions)	2023	2022
Capital expenditures:
Leasing & Management Services	$(272.9)	$(323.2)
Manufacturing	(71.9)	(48.3)
Maintenance Services	(17.3)	(9.2)
Total capital expenditures (gross)	$(362.1)	$(380.7)
Proceeds from sale of equipment	78.8	155.5
Total capital expenditures (net of proceeds)	$(283.3)	$(225.2)

Capital expenditures primarily relate to additions to our lease fleet and on-going investments into our facilities, including the safety, productivity and efficiency of our facilities. Proceeds from the sale of assets primarily relate to sales of railcars from our lease fleet within Leasing & Management Services and divestitures previously discussed. Assets from our lease fleet are periodically sold in the normal course of business to accommodate customer demand and to manage risk and liquidity.

Capital expenditures for 2024 are expected to be approximately $280 million for Leasing & Management Services, approximately $190 million for Manufacturing and approximately $15 million for Maintenance Services. Capital expenditures for 2024 primarily relate to additions to our lease fleet and continued investments into the safety and productivity of our facilities. Proceeds from sales of assets are expected to be approximately $80 million for 2024.

Cash Flows From Financing Activities

The change in cash provided by (used in) financing activities for 2023 compared to 2022 was primarily attributed to lower net proceeds from the issuance of debt and higher share repurchases. During the year ended August 31, 2023 we paid off the North America credit facility, drew the remaining $75.0 million on our leasing term loan facility and drew $139.9 million on the GBXL warehouse credit facility as we continued to grow the fleet.

During 2022 we issued asset backed securities of $323.3 million, and used proceeds to pay down our warehouse credit facility for GBX Leasing. We also amended our $200 million term facility to provide an additional $75.0 million in term debt.

Dividend & Share Repurchase Program

A quarterly dividend of $0.30 per share was declared on October 18, 2023.

The Board of Directors has authorized our company to repurchase in aggregate up to $100.0 million of our common stock. The program may be modified, suspended, or discontinued at any time without prior notice. Under the share repurchase program, shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. The timing and amount of purchases is based upon market conditions, securities law limitations and other factors. The share repurchase program does not obligate us to acquire any specific number of shares in any period. The prior authorization was set to expire on January 31, 2023. On January 5, 2023, the Board of Directors authorized the extension of the existing share repurchase program to January 31, 2025.

During the year ended August 31, 2023, we purchased a total of 1.9 million shares for $56.9 million, of which 1.8 million shares for $53.6 million were purchased under the current authorization of the share repurchase program. As of August 31, 2023, the amount remaining for repurchase under the share repurchase program was $46.4 million. There were no shares repurchased under the share repurchase program during the year ended August 31, 2022.

Cash, Borrowing Availability and Credit Facilities

As of August 31, 2023, we had $281.7 million in Cash and cash equivalents and $364.4 million in available borrowings. Our current cash balance is part of our strategy to maintain strong liquidity to respond to current uncertainties.

Senior secured credit facilities, consisting of four components, aggregated to $1.4 billion as of August 31, 2023. We had an aggregate of $364.4 million available to draw down under credit facilities as of August 31, 2023. This amount consists of $273.8 million available on the North American credit facility, $25.6 million on the European credit facilities and $65.0 million on the Mexican credit facilities.

North America – As of August 31, 2023, a $600.0 million revolving line of credit, maturing August 2026, secured by substantially all of our U.S. assets not otherwise pledged as security for term loans, the warehouse credit facility or the railcar asset-backed securities, existed to provide working capital and interim financing of equipment, principally for our U.S. and Mexican operations. Advances under this North American credit facility bear interest at the Secured Overnight Financing Rate (SOFR) plus 1.50% plus 0.10% as a SOFR adjustment or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

GBX Leasing – As of August 31, 2023, a $550.0 million nonrecourse warehouse credit facility existed to support the operations of GBX Leasing. Advances under this facility bear interest at SOFR plus 1.85% plus 0.11% as a SOFR adjustment. Interest rate swap agreements cover 87% of the outstanding balance to swap the floating interest rate to a fixed rate. The warehouse credit facility converts to a term loan in August 2025 which matures in August 2027.

Europe – As of August 31, 2023, lines of credit totaling $72.8 million secured by certain of our European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.6% and Euro Interbank Offered Rate (EURIBOR) plus 1.5% to EURIBOR plus 1.9%, were available for working capital needs of our European manufacturing operations. The European lines of credit include $35.9 million which are guaranteed by our Company. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from October 2023 through July 2025.

Mexico – As of August 31, 2023, our Mexican railcar manufacturing operations had three lines of credit totaling $175.0 million. The first line of credit provides up to $100.0 million and matures in June 2026. Advances under this facility bear interest at SOFR plus 4.25%. The second line of credit provides up to $45.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at SOFR plus 2.55%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through

February 2025. The third line of credit provides up to $30.0 million, of which we and our joint venture partner have each guaranteed 50%. Advances under this facility bear interest at a variable rate. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2024.

	As of August 31,
(In millions)	2023	2022
Credit facility balances:
North America	$—	$160.0
GBX Leasing	139.9	—
Europe	47.2	51.6
Mexico	110.0	85.0
Total Revolving notes	$297.1	$296.6

As of August 31, 2023, outstanding commitments under the North American credit facility included letters of credit which totaled $4.9 million.

Other Information

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into financing leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of August 31, 2023, we were in compliance with all such restrictive covenants.

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

To mitigate the exposure to changes in interest rates, we have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $654.0 million of variable rate debt to fixed rate debt as of August 31, 2023.

We expect existing funds and cash generated from operations, together with proceeds from financing activities including borrowings under existing credit facilities and long-term financings, to be sufficient to fund expected debt repayments, working capital needs, planned capital expenditures, additional investments in our unconsolidated affiliates and dividends during the next twelve months.

The following table shows our estimated future contractual cash obligations as of August 31, 2023:

	Year Ended August 31,
(In millions)	Total	2024	2025	2026	2027	2028	Thereafter
Notes payable [1]	$1,329.9	$86.5	$39.3	$262.0	$308.7	$385.2	$248.2
Interest [2]	305.0	56.1	51.9	48.6	39.3	18.5	90.6
Railcar & operating leases	80.0	15.6	12.9	11.6	8.7	7.9	23.3
Revolving notes	297.1	160.5	3.4	3.4	129.8	—	—
	$2,012.0	$318.7	$107.5	$325.6	$486.5	$411.6	$362.1

1 The repayment of the $47.7 million of 2024 Convertible Notes due February 2024 and the $373.8 million of 2028 Convertible Notes due April 2028 is assumed to occur at the scheduled maturity instead of assuming an earlier conversion by the holders.

2 A portion of the estimated future cash obligation relates to interest on variable rate borrowings. Amounts are based on interest rates as of August 31, 2023.

We do not currently have off balance sheet arrangements that have or are likely to have a material current or future effect on our Consolidated Financial Statements.

Critical Accounting Estimates

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

An asset group is generally established by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets. Determining whether a long-lived asset is impaired requires various estimates and assumptions, including whether a triggering event has occurred, the identification of asset groups, and the determination of the fair value of real and personal property. Estimates of future cash flows are by nature highly uncertain and contemplate factors that may change over time. For further information, see Note 5 to the Consolidated Financial Statements.

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

We performed a quantitative assessment for our annual goodwill impairment test during the third quarter of 2023. Based on the results of our assessment, the estimated fair values of all reporting units with goodwill increased from our prior quantitative assessment, and exceeded their carrying values; therefore, we concluded that goodwill was not impaired. Pursuant to the authoritative guidance, we make certain estimates and assumptions to determine our reporting units and whether the fair value for each reporting unit is greater than its carry value. The above highlighted judgments contemplated estimates and effects of macroeconomic trends that are inherently uncertain. Changes in these estimates, which may include the effects of inflation and policy reactions thereto, increases in pricing of materials and components, changes in demand, or potential macroeconomic events may cause future assessment conclusions to differ. For further information, see Note 8 to the Consolidated Financial Statements.

Income taxes - The asset and liability method is used to account for income taxes. We are required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred tax assets and assess deferred tax liabilities based on enacted law and tax rates for each tax jurisdiction to determine the amount of deferred tax assets and liabilities. Deferred income taxes are provided for the temporary effects of differences between assets and liabilities recognized for financial statement and income tax reporting purposes. Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized. We recognize a tax benefit from uncertain tax positions in the financial statements only when it is more likely than not the position will be sustained upon examination by relevant tax authorities.

Our annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Judgment is required in determining our tax expense and in evaluating our tax positions, as tax laws are complex and subject to different interpretations by taxpayers and government taxing authorities. Our income tax rate is affected by the tax rates that apply to our foreign earnings and could be adversely impacted by higher or lower earnings than anticipated in a particular jurisdiction. In addition to local country tax laws and regulations, our income tax rate depends on the extent that our foreign earnings are taxed by the U.S. through provisions such as the global intangible low-taxed income (GILTI) tax and base erosion and anti-abuse tax (BEAT). We review our deferred tax assets and tax positions quarterly and adjust the balances as new information becomes available. For further information regarding income taxes, see Note 18 of the Consolidated Financial Statements.

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

Judgments used in determining if a liability is estimable are subjective and based on known facts and our historic experience. If further developments in or resolution of an environmental matter result in facts and circumstances that differ from those assumptions used to develop these reserves, the accrual for environmental remediation could be materially understated or overstated. Due to the uncertain nature of environmental matters, there can be no assurance that we will not become involved in future litigation or other proceedings or, if we were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to us. For further information regarding our environmental costs, see Note 22 of the Consolidated Financial Statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecasted foreign currency sales and expenses. At August 31, 2023 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros aggregated to $70.9 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact of a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At August 31, 2023, net assets of foreign subsidiaries aggregated to $149.5 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $14.9 million, or 1.2% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $654.0 million of variable rate debt to fixed rate debt. Notwithstanding these interest rate swap agreements, we are still exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At August 31, 2023, 85% of our outstanding debt had fixed rates and 15% had variable rates. At August 31, 2023, a uniform 10% increase in variable interest rates would result in approximately $1.2 million of additional annual interest expense.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
The Greenbrier Companies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Greenbrier Companies, Inc. and subsidiaries (the Company) as of August 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended August 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 25, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence within the North American manufacturing businesses

As discussed in Item 9A. Controls and Procedures, a material weakness was identified as of August 31, 2023 and included in management’s report on internal control over financial reporting. The description of the material weakness states that the Company did not effectively design and maintain controls over information technology (IT) general controls in one IT environment in its primary North America manufacturing businesses that are relevant to the preparation of the Company’s consolidated financial statements. The Company did not (i) maintain change management controls to ensure configuration data changes affecting the IT application were appropriate (ii) design and maintain program development controls to ensure the data migration, program testing and approval of new software development is aligned with business and IT requirements and (iii) maintain user access controls to ensure segregation of duties in the Company’s financial application. The control deficiencies resulted from incomplete risk assessment, inadequate training of personnel and ineffective control activities related primarily to the implementation of a new ERP system in the Company's primary North America manufacturing businesses. As a result, process level automated controls that are dependent on the affected IT environment and manual controls that rely on system-generated data or reports from the affected IT environment were ineffective because they could have been adversely impacted.

We identified the evaluation of the sufficiency of audit evidence over the Company’s primary North American manufacturing businesses as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required especially subjective auditor judgment because of the pervasiveness of the material weakness noted above.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the Company’s primary North American manufacturing businesses including evaluating our scoping thresholds and control risk assessments considering the material weakness noted above. For relevant financial statement account balances at the North America manufacturing businesses, we:

•
increased the number of sample selections compared to what we would have otherwise made if the Company’s controls were designed and operating effectively
•
tested the underlying records of selected transaction data obtained from the impacted information technology system to support the use of the information in the conduct of the audit
•
inspected supporting documentation and evidence of authorization for a selection of manual and automated journal entries.

We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Portland, Oregon

October 25, 2023

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

As of August 31,

(In millions, except number of shares which are reflected in thousands)	2023	2022
Assets
Cash and cash equivalents	$281.7	$543.0
Restricted cash	21.0	16.1
Accounts receivable, net	529.9	501.2
Income tax receivable	42.2	39.8
Inventories	823.6	815.3
Leased railcars for syndication	187.4	111.1
Equipment on operating leases, net	1,000.0	770.9
Property, plant and equipment, net	619.2	645.2
Investment in unconsolidated affiliates	88.7	92.5
Intangibles and other assets, net	255.8	189.1
Goodwill	128.9	127.3
	$3,978.4	$3,851.5
Liabilities and Equity
Revolving notes	$297.1	$296.6
Accounts payable and accrued liabilities	743.5	725.1
Deferred income taxes	114.1	68.6
Deferred revenue	46.2	35.3
Notes payable, net	1,311.7	1,269.1
Commitments and contingencies (Notes 21 & 22)
Contingently redeemable noncontrolling interest	55.6	27.7
Equity
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 30,880 and 32,603 outstanding at August 31, 2023 and 2022	—	—
Additional paid-in capital	364.4	424.8
Retained earnings	897.5	897.7
Accumulated other comprehensive loss	(7.3)	(45.6)
Total equity - Greenbrier	1,254.6	1,276.9
Noncontrolling interest	155.6	152.2
Total equity	1,410.2	1,429.1
	$3,978.4	$3,851.5

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

Years ended August 31,

(In millions, except number of shares which are reflected in thousands and per share amounts)	2023	2022	2021
Revenue
Manufacturing	$3,357.7	$2,476.6	$1,311.1
Maintenance Services	406.4	347.7	298.3
Leasing & Management Services	179.9	153.4	138.5
	3,944.0	2,977.7	1,747.9
Cost of revenue
Manufacturing	3,083.4	2,300.9	1,189.2
Maintenance Services	364.0	322.0	280.4
Leasing & Management Services	55.5	48.8	46.7
	3,502.9	2,671.7	1,516.3
Margin	441.1	306.0	231.6
Selling and administrative	235.3	225.2	191.8
Net gain on disposition of equipment	(17.3)	(37.2)	(1.2)
Asset impairment, disposal, and exit costs, net	46.7	—	—
Earnings from operations	176.4	118.0	41.0
Other costs
Interest and foreign exchange	85.4	57.4	43.3
Net loss on extinguishment of debt	—	—	6.3
Earnings (loss) before income tax and earnings from unconsolidated affiliates	91.0	60.6	(8.6)
Income tax (expense) benefit	(24.6)	(18.1)	40.2
Earnings before earnings from unconsolidated affiliates	66.4	42.5	31.6
Earnings from unconsolidated affiliates	9.2	11.3	3.5
Net earnings	75.6	53.8	35.1
Net earnings attributable to noncontrolling interest	(13.1)	(6.9)	(2.7)
Net earnings attributable to Greenbrier	$62.5	$46.9	$32.4
Basic earnings per common share	$1.95	$1.44	$0.99
Diluted earnings per common share	$1.89	$1.40	$0.96
Weighted average common shares
Basic	31,983	32,569	32,648
Diluted	33,799	33,631	33,665

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

Years ended August 31,

(In millions)	2023	2022	2021
Net earnings	$75.6	$53.8	$35.1
Other comprehensive income (loss)
Translation adjustment	25.3	(21.6)	4.0
Reclassification of derivative financial instruments recognized in net earnings [1]	(9.1)	4.7	5.0
Unrealized gain (loss) on derivative financial instruments [2]	23.1	15.7	(0.4)
Other (net of tax effect)	(1.0)	(0.7)	0.5
	38.3	(1.9)	9.1
Comprehensive income	113.9	51.9	44.2
Comprehensive income attributable to noncontrolling interest	(13.1)	(6.9)	(2.6)
Comprehensive income attributable to Greenbrier	$100.8	$45.0	$41.6

1 Net of tax effect of $3.7 million, $(1.7) million and $(1.7) million for the years ended August 31, 2023, 2022 and 2021, respectively.

2 Net of tax effect of $(8.8) million, $(6.2) million and $1.0 million for the years ended August 31, 2023, 2022 and 2021, respectively.

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Equity

	Attributable to Greenbrier
(In millions)	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2020	32.7	$460.4	$885.5	$(52.8)	$1,293.1	$180.0	$1,473.1	$31.1
Cumulative effect adjustment due to adoption of ASU 2016-13 (See Note 2)	—	—	(0.5)	—	(0.5)	—	(0.5)	—
Net earnings	—	—	32.4	—	32.4	4.1	36.5	(1.4)
Other comprehensive income, net	—	—	—	9.1	9.1	—	9.1	—
Noncontrolling interest adjustments	—	—	—	—	—	2.2	2.2	—
Joint venture partner distribution declared	—	—	—	—	—	(24.6)	(24.6)	—
Investment by joint venture partner	—	—	—	—	—	7.0	7.0	—
Restricted stock awards (net of cancellations)	0.2	13.5	—	—	13.5	—	13.5	—
Unamortized restricted stock	—	(16.8)	—	—	(16.8)	—	(16.8)	—
Stock based compensation expense	—	14.7	—	—	14.7	—	14.7	—
Repurchase of stock	(0.5)	(20.0)	—	—	(20.0)	—	(20.0)	—
2.875% Convertible senior notes, due 2028 - equity component, net of tax		56.3	—	—	56.3	—	56.3	—
2.875% Convertible senior notes, due 2028 issuance costs - equity component, net of tax	—	(1.8)	—	—	(1.8)	—	(1.8)	—
2.875% Convertible senior notes, due 2024 - equity component extinguishment, net of tax	—	(29.2)	—	—	(29.2)	—	(29.2)	—
2.25% Convertible Senior Notes, due 2024 - equity component, net of tax	—	(7.4)	—	—	(7.4)	—	(7.4)	—
Cash dividends ($1.08 per share)	—	—	(35.7)	—	(35.7)	—	(35.7)	—
Balance August 31, 2021	32.4	$469.7	$881.7	$(43.7)	$1,307.7	$168.7	$1,476.4	$29.7
Cumulative effect adjustment due to adoption of ASU 2020-06 (See Note 2)	—	(58.9)	4.9	—	(54.0)	—	(54.0)	—
Net earnings	—	—	46.9	—	46.9	8.9	55.8	(2.0)
Other comprehensive loss, net	—	—	—	(1.9)	(1.9)	—	(1.9)	—
Noncontrolling interest adjustments	—	2.2	—	—	2.2	(6.2)	(4.0)	—
Joint venture partner distribution declared	—	—	—	—	—	(19.2)	(19.2)	—
Restricted stock awards (net of cancellations)	0.2	11.3	—	—	11.3	—	11.3	—
Unamortized restricted stock	—	(15.0)	—	—	(15.0)	—	(15.0)	—
Stock based compensation expense	—	15.5	—	—	15.5	—	15.5	—
Cash dividends ($1.08 per share)	—	—	(35.8)	—	(35.8)	—	(35.8)	—
Balance August 31, 2022	32.6	$424.8	$897.7	$(45.6)	$1,276.9	$152.2	$1,429.1	$27.7
Net earnings		—	62.5	—	62.5	11.5	74.0	1.6
Other comprehensive income, net	—	—	—	38.3	38.3	—	38.3	—
Noncontrolling interest adjustments	—	(12.5)	(26.3)	—	(38.8)	2.8	(36.0)	26.3
Joint venture partner distribution declared	—	—	—	—	—	(10.9)	(10.9)	—
Restricted stock awards (net of cancellations)	0.2	8.8	—	—	8.8	—	8.8	—
Unamortized restricted stock	—	(11.4)	—	—	(11.4)	—	(11.4)	—
Stock based compensation expense	—	12.1	—	—	12.1	—	12.1	—
Repurchase of stock	(1.9)	(57.4)	—	—	(57.4)	—	(57.4)	—
Cash dividends ($1.11 per share)	—	—	(36.4)	—	(36.4)	—	(36.4)	—
Balance August 31, 2023	30.9	$364.4	$897.5	$(7.3)	$1,254.6	$155.6	$1,410.2	$55.6

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

Years ended August 31,

(In millions)	2023	2022	2021
Cash flows from operating activities
Net earnings	$75.6	$53.8	$35.1
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	7.2	12.9	51.1
Depreciation and amortization	106.3	102.0	100.7
Net gain on disposition of equipment	(17.3)	(37.2)	(1.2)
Stock based compensation expense	12.1	15.5	14.7
Asset impairment, disposal, and exit costs, net	46.7	—	—
Net loss on extinguishment of debt	—	—	6.3
Accretion of debt discount	—	—	7.1
Noncontrolling interest adjustments	8.4	1.6	2.3
Other	3.7	3.8	2.4
Decrease (increase) in assets:
Accounts receivable, net	(14.6)	(198.2)	(82.1)
Income tax receivable	(2.4)	72.3	(103.0)
Inventories	(17.2)	(267.9)	(166.5)
Leased railcars for syndication	(123.7)	(40.6)	(11.9)
Other assets	(51.6)	(28.1)	(5.8)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	16.3	165.3	109.9
Deferred revenue	21.7	(5.6)	0.4
Net cash provided by (used in) operating activities	71.2	(150.4)	(40.5)
Cash flows from investing activities
Proceeds from sales of assets	78.8	155.5	15.9
Capital expenditures	(362.1)	(380.7)	(139.0)
Investment in and advances to unconsolidated affiliates	(3.5)	(2.3)	—
Cash distribution from unconsolidated affiliates and other	6.8	3.5	5.3
Net cash used in investing activities	(280.0)	(224.0)	(117.8)
Cash flows from financing activities
Net changes in revolving notes with maturities of 90 days or less	29.8	(101.3)	197.4
Proceeds from revolving notes with maturities longer than 90 days	220.0	35.0	112.0
Repayments of revolving notes with maturities longer than 90 days	(255.0)	—	(287.0)
Proceeds from issuance of notes payable	75.0	398.3	391.9
Repayments of notes payable	(36.8)	(23.4)	(337.8)
Debt issuance costs	(0.6)	(7.3)	(22.0)
Repurchase of stock	(56.9)	—	(20.0)
Dividends	(36.1)	(35.8)	(35.6)
Cash distribution to joint venture partner	(13.0)	(16.9)	(25.3)
Investment by joint venture partner	—	—	7.0
Tax payments for net share settlement of restricted stock	(2.6)	(3.7)	(3.3)
Net cash provided by (used in) financing activities	(76.2)	244.9	(22.7)
Effect of exchange rate changes	28.6	17.2	10.3
Decrease in cash and cash equivalents and restricted cash	(256.4)	(112.3)	(170.7)
Cash and cash equivalents and restricted cash
Beginning of period	559.1	671.4	842.1
End of period	$302.7	$559.1	$671.4
Balance Sheet Reconciliation
Cash and cash equivalents	$281.7	$543.0	$646.8
Restricted cash	21.0	16.1	24.6
Total cash and cash equivalents and restricted cash as presented above	$302.7	$559.1	$671.4
Cash (received) paid during the period for
Interest	$70.0	$45.1	$28.1
Income taxes, net	$23.0	$(55.0)	$11.1
Non-cash activity
Transfer from Leased railcars for syndication and Inventories to Equipment on operating leases, net	$(40.0)	$(11.6)	$188.5
Capital expenditures accrued in Accounts payable and accrued liabilities	$22.0	$10.9	$5.2
Transfer from Property, plant and equipment, net to Intangibles and other assets, net for assets moved to Assets held for sale	$—	$3.5	$—
Change in Accounts payable and accrued liabilities associated with dividends declared	$(0.3)	$—	$—
Change in Accounts payable and accrued liabilities associated with cash distributions to joint venture partner	$2.1	$1.4	$0.6

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1 — Nature of Operations

The Company operates in three reportable segments: Manufacturing; Maintenance Services; and Leasing & Management Services. The segments support the Company's integrated business model. The Manufacturing segment, which currently operates from facilities in the U.S., Mexico, Poland and Romania, produces double-stack intermodal railcars, tank cars, freight railcars, and automotive railcar products. The Maintenance Services segment performs wheel and axle servicing, railcar maintenance services and produces a variety of component parts for the rail industry in North America. The Leasing & Management Services segment owns approximately 13,400 railcars as of August 31, 2023. The Company also provides management services for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. Through unconsolidated affiliates the Company produces rail and industrial components and has an ownership stake in a railcar manufacturer in Brazil.

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

Accounts receivable - Accounts receivable consists of receivables from customers and receivables from related parties (see Note 17 - Related Party Transactions) and is stated net of allowance for doubtful accounts of $2.8 million and $2.3 million as of August 31, 2023 and 2022, respectively.

	As of August 31,
(In millions)	2023	2022	2021
Allowance for doubtful accounts
Balance at beginning of period	$2.3	$2.4	$2.7
Additions, net of reversals	0.5	0.4	0.6
Usage	(0.2)	(0.3)	(0.8)
Currency translation effect	0.2	(0.2)	(0.1)
Balance at end of period	$2.8	$2.3	$2.4

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

As of August 31, 2023, investments in unconsolidated affiliates include the Company’s 60% interest in Greenbrier-Maxion, 29.5% interest in Amsted-Maxion Cruzeiro (which owns 40% of Greenbrier-Maxion) and 41.9% interest in Axis, LLC.

Property, plant and equipment - Property, plant and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided on the straight-line method over estimated useful lives which primarily are as follows:

Depreciable Life
Buildings and improvements	10 - 30 years
Machinery and equipment	3 - 20 years
Other	3 - 7 years

Intangible and other assets, net - Intangible assets are recorded when a portion of the purchase price of an acquisition is allocated to assets such as customer contracts and relationships and trade names. Intangible assets with finite lives are amortized using the straight line method over their estimated useful lives which are up to 20 years. Other assets include operating lease right-of-use (ROU) assets, nonqualified savings plan investments, and revolving note fees which are capitalized and amortized as interest expense over the life of the related borrowings. Under the short term lease recognition exemption, the Company does not recognize ROU assets or lease liabilities for qualifying leases with terms of less than twelve months. The Company does not separate lease and non-lease components.

Impairment of long-lived assets - When changes in circumstances indicate the carrying amount of certain long-lived asset groups may not be recoverable, the assets are evaluated for impairment. If the forecasted undiscounted future cash flows are less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to estimated realizable value is recognized in the current period. The Company recorded $24.2 million as impairment of long-lived assets for the year ended August 31, 2023. No impairment of long-lived assets was recorded in the years ended August 31, 2022 and 2021. See Note 5 – Divestitures for additional information.

Goodwill - Goodwill is recorded when the purchase price of an acquisition exceeds the fair market value of the net assets acquired. Goodwill is not amortized and is tested for impairment at least annually and more frequently if indicators of impairment arise. The Company reviews goodwill for impairment annually using either a qualitative assessment or a quantitative goodwill impairment test. If the qualitative assessment is selected and the Company determines that fair value of each reporting unit more likely than not exceeds its carrying value, no further assessment is necessary. For reporting units where the Company performs the quantitative goodwill impairment test, an impairment loss is recorded to the extent that the reporting unit’s carrying amount exceeds the reporting unit’s fair value. An impairment loss cannot exceed the total amount of goodwill allocated to the reporting unit. No impairment of goodwill was recorded in the years ended August 31, 2023, 2022, and 2021. See Note 8 – Goodwill for additional information.

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

Income taxes - The asset and liability method is used to account for income taxes. Deferred income taxes are provided for the temporary effects of differences between assets and liabilities recognized for financial statement and income tax reporting purposes. Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized. The Company recognizes a tax benefit from uncertain tax positions in the financial statements only when it is more likely than not the position will be sustained upon examination by relevant tax authorities. The Company reevaluates these uncertain tax positions on a quarterly basis. Changes in tax law or court interpretations may result in the recognition of a tax benefit or an additional charge to the tax provision.

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

During 2023, the Company recorded a noncash $26.3 million redemption value adjustment to Contingently redeemable noncontrolling interest and Retained earnings to record the carrying value at the maximum redemption amount. The increase in maximum redemption amount is primarily attributed to the impact of industry and entity-specific indicators which positively impacted the estimated future cash flows of Greenbrier-Astra Rail.

In August 2023, Greenbrier-Astra Rail sold its approximately 68% ownership interest in Rayvag, a railcar manufacturing company based in Adana, Turkey. The Company no longer holds an ownership interest in Rayvag and has deconsolidated Rayvag and its noncontrolling interest for financial reporting purposes as of August 31, 2023. See Note 5 – Divestitures for additional information.

Net earnings attributable to noncontrolling interest on the Company’s Consolidated Statement of Income represents the Company’s partners’ share of results from operations.

Accumulated other comprehensive loss – Accumulated other comprehensive loss, net of tax as appropriate, consisted of the following:

(In millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2022	$13.0	$(57.4)	$(1.2)	$(45.6)
Other comprehensive income (loss) before reclassifications	23.1	25.3	(1.0)	47.4
Amounts reclassified from accumulated other comprehensive loss	(9.1)	—	—	(9.1)
Balance, August 31, 2023	$27.0	$(32.1)	$(2.2)	$(7.3)

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Income, with the financial statement caption, were as follows:

	Year Ended August 31,
(In millions)	2023	2022	2021	Financial Statement Caption
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$(2.0)	$1.2	$1.4	Revenue and Cost of revenue
Interest rate swap contracts	(10.8)	4.9	5.3	Interest and foreign exchange
	(12.8)	6.1	6.7	Total before tax
	3.7	(1.4)	(1.7)	Tax expense (benefit)
	$(9.1)	$4.7	$5.0	Net of tax

Revenue recognition – The Company measures revenue at the amounts that reflect the consideration to which it expects to be entitled in exchange for transferring control of goods and services to customers. The Company recognizes revenue either at the point in time or over the period of time that performance obligations to customers are satisfied. The Company treats shipping costs that occur after control is transferred as fulfillment costs. Payment terms vary by segment and product type and are generally due within normal commercial terms. The Company’s contracts with customers may include multiple performance obligations (e.g. railcars, maintenance, management services, etc.). For such arrangements, the Company allocates revenues to each performance obligation based on its relative standalone selling price. The Company has disaggregated revenue from contracts with customers into categories which describe the principal activities from which it generates revenues.

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

Maintenance Services

The Company operates a network of facilities in North America that provide wheel and axle servicing and products, railcar maintenance services and produces a variety of component parts for the rail industry.

Wheels revenue is recognized when wheelsets are shipped to the customer. Parts revenue is recognized upon shipment of the parts to the customers.

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

Syndication transactions represent new and used railcars which have been placed on lease to a customer and which the Company sells to an investor with the lease attached. At the time of such sale, revenue and cost of revenue is allocated between the Manufacturing segment and Leasing & Management Services segment based on the relative standalone selling price of the product and services provided. The Company utilizes both ASC 842, Leases and ASC 606, Revenue from Contracts with Customers when evaluating retained risk of services and other performance obligations in conjunction with selling railcars with a lease attached as part of the syndication model.

The Company enters into multi-year contracts to provide management and maintenance services to customers for which revenue is generally recognized on a straight-line basis over the contract term as a stand-ready obligation. Costs to fulfill these contracts are recognized as incurred.

Interest and foreign exchange - Interest includes amortization of debt issuance costs and external interest expense. Foreign exchange gains and losses includes the effects of remeasuring monetary assets and liabilities denominated in a currency other than the functional currency of the respective subsidiary.

	Year Ended August 31,
(In millions)	2023	2022	2021
Interest and foreign exchange:
Interest and other expense	$79.2	$55.7	$44.7
Foreign exchange (gain) loss	6.2	1.7	(1.4)
	$85.4	$57.4	$43.3

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

Research and development - Research and development costs are expensed as incurred. Research and development costs incurred for new product development during the years ended August 31, 2023, 2022 and 2021 were $4.0 million, $5.4 million and $6.3 million, respectively, included in Selling and administrative expenses.

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

Stock-based compensation – Stock based compensation expense consists of restricted stock units and restricted stock awards. Restricted stock units and restricted stock awards are accounted for as equity based awards (see Note 15 -

Equity). The value of stock-based compensation awards is amortized as compensation expense from the date of grant through the vesting period. Forfeitures are recognized as they occur.

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

Note 3 – Asset Backed Securities

GBX Leasing 2022-1 LLC (GBXL I) was formed as a wholly owned special purpose entity (SPE) of GBX Leasing to securitize the leasing assets of GBX Leasing. On February 9, 2022, GBXL I (Issuer) issued $323.3 million of term notes secured by a portfolio of railcars and associated operating leases and other assets, acquired and owned by GBXL I. Greenbrier Management Services, LLC (GMS) entered into certain agreements relating to the management and servicing of the Issuer’s assets. The Company evaluated the accounting for the transaction and concluded that, based on its equity investment in the Issuer combined with GMS’s capacity as servicer, the Company is the primary beneficiary of the SPE and therefore consolidates the SPE for financial reporting purposes.

Issued debt includes $302.6 million of GBXL I Series 2022-1 Class A Secured Railcar Equipment Notes (Class A Notes) and $20.7 million of GBXL I Series 2022-1 Class B Secured Railcar Equipment Notes (Class B Notes), collectively the GBXL Series 2022-1 Notes (the GBXL Notes). The GBXL Notes bear interest at fixed rates of 2.87% and 3.45% for the Class A Notes and Class B Notes, respectively. The GBXL Notes are payable monthly and have a legal maturity date of February 20, 2052. The Company incurred $5.0 million in debt issuance costs in 2022, which will be amortized to interest expense through the expected repayment period. Both Class A and Class B Notes have an anticipated repayment date of January 20, 2029 and a legal maturity date. While the legal maturity date is in 2052, the cash flows generated from the railcar assets will pay down the GBXL Notes in line with the agreement, which based on expected cash flow payments, would result in repayment in advance of the legal maturity date. If the principal amount of the GBXL Notes has not been repaid in full by the anticipated repayment date, then the Issuer will also be required to pay additional interest to the holders at a rate equal to 4.00% per annum.

The GBXL Notes are obligations of the Issuer only and are nonrecourse to Greenbrier. The GBXL Notes are subject to a Master Indenture between the Issuer and U.S. Bank Trust Company, National Association, as trustee, as supplemented by a Series 2022-1 Supplement dated February 9, 2022. The GBXL Notes may be subject to acceleration upon the occurrence of certain events of default.

The following table summarizes the Issuer's net carrying amount of the assets transferred and the related debt.

	As of August 31,
(In millions)	2023	2022
Assets
Restricted cash	$6.7	$6.9
Equipment on operating leases, net	388.9	401.8
Liabilities
Notes payable, net	$302.1	$312.8

Note 4 – Revenue Recognition

Contract balances

Contract assets primarily consist of work completed for railcar maintenance but not billed at the reporting date. Contract liabilities primarily consist of customer prepayments for manufacturing and other management services, for which the Company has not yet satisfied the related performance obligations. Contract assets in the August 31, 2022 balance also included unbilled receivables on marine vessel construction for which the respective contracts did not permit billing at the reporting date.

The opening and closing balances of the Company’s contract balances are as follows:

(In millions)	Balance sheet classification	August 31, 2023	August 31, 2022	$ change
Contract assets[1]	Accounts receivable, net	$0.1	$13.0	$(12.9)
Contract assets	Inventories	$7.0	$6.0	$1.0
Contract liabilities [1] [2]	Deferred revenue	$43.3	$30.5	$12.8

1 August 31, 2022 balances include contract assets and liabilities associated with Gunderson Marine which was disposed of in May 2023. See Note 5 for further discussion.

2 Contract liabilities balance includes deferred revenue within the scope of Revenue from Contracts with Customers (Topic 606).

For the years ended August 31, 2023 and 2022 the Company recognized $13.0 million and $16.4 million of revenue, respectively, that was included in Contract liabilities as of August 31, 2022 and 2021.

Performance obligations

As of August 31, 2023, the Company has entered into contracts with customers for which revenue has not yet been recognized. The following table outlines estimated transaction prices related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(In millions)	August 31, 2023
Revenue type:
Manufacturing – Railcar sales	$2,741.2
Manufacturing – Sustainable conversions	$9.2
Services	$137.0
Other	$7.6

Based on current production and delivery schedules and existing contracts, approximately $1.9 billion of the Railcar sales amount is expected to be recognized in the next 12 months while the remaining amount is expected to be recognized into 2026. The table above excludes estimated revenue to be recognized at the Company’s Brazilian manufacturing operations, as they are accounted for under the equity method.

Sustainable conversions represent orders to modernize existing railcars and are expected to be recognized in the next 12 months.

Services includes management and maintenance services of which approximately 57% are expected to be performed through 2028 and the remaining amount through 2037.

Note 5 – Divestitures

Gunderson

On November 17, 2022, as part of the Company's strategic review of the global business capacity footprint, the Company decided to permanently cease rail production at the Gunderson Facility and to explore alternatives to exit marine barge production. Due to the change in future use of the facility, management assessed recoverability of the Gunderson assets in accordance with the Company’s policy on impairment of long-lived assets. Based on an analysis of future undiscounted cash flows associated with these assets, management determined that the carrying value was not recoverable. The carrying amount of the Company’s long-lived assets at the Gunderson Facility was $44.0 million and the fair value was $19.8 million as of the impairment date. The Company concluded that an impairment charge was necessary and $24.2 million was recorded within the Manufacturing segment as Asset impairment, disposal and exit costs, net on the Consolidated Statements of Income for the year ended August 31, 2023.

In May 2023, the Company sold its ownership interest in Gunderson Marine and the Gunderson Facility assets (which includes the Portland Property) and recognized a $14.4 million loss on sale and $2.1 million severance, which are recorded within the Manufacturing segment as Asset impairment, disposal, and exit costs, net on the Consolidated Statements of Income for the year ended August 31, 2023.

Southwest Steel

In August 2023, the Company sold its ownership interest in Southwest Steel Castings Company, a steel foundry business in Longview, Texas, and recorded a $9.7 million loss on sale, which is recorded within the Manufacturing segment as Asset impairment, disposal, and exit costs, net on the Consolidated Statements of Income for the year ended August 31, 2023.

Rayvag

As discussed in Note 2 - Summary of Significant Accounting Policies, Greenbrier-Astra Rail sold its ownership interest in Rayvag in August 2023 and recorded a $3.7 million gain on sale, which is recorded within the Manufacturing segment as Asset impairment, disposal, and exit costs, net on the Consolidated Statements of Income for the year ended August 31, 2023.

The following table summarizes the Company's Asset impairment, disposal, and exit costs, net:

For the year ended August 31,
(In millions)	2023
Gunderson:
Impairment of long-lived assets	$24.2
Loss on sale	14.4
Severance and exit costs	2.1
40.7
Southwest Steel loss on sale	9.7
Rayvag gain on sale	(3.7)
$46.7

Note 6 — Inventories

	As of August 31,
(In millions)	2023	2022
Manufacturing supplies and raw materials	$638.2	$570.2
Work-in-process	138.2	183.3
Finished goods	64.4	75.9
Excess and obsolete adjustment	(17.2)	(14.1)
	$823.6	$815.3

	As of August 31,
(In millions)	2023	2022	2021
Excess and obsolete adjustment
Balance at beginning of period	$14.1	$19.9	$24.2
Charge to cost of revenue	5.4	1.5	0.8
Disposition of inventory	(2.7)	(6.9)	(5.0)
Currency translation effect	0.4	(0.4)	(0.1)
Balance at end of period	$17.2	$14.1	$19.9

Note 7 — Property, Plant and Equipment, net

	As of August 31,
(In millions)	2023	2022
Land and improvements	$70.9	$88.4
Machinery and equipment	574.0	623.7
Buildings and improvements	352.0	367.1
Construction in progress	81.3	55.3
Other	118.3	107.4
	1,196.5	1,241.9
Accumulated depreciation	(577.3)	(596.7)
	$619.2	$645.2

Depreciation expense was $71.5 million, $70.7 million and $75.3 million for the years ended August 31, 2023, 2022 and 2021, respectively.

Note 8 — Goodwill

Changes in the carrying value of goodwill are as follows:

(In millions)	Manufacturing	Maintenance Services	Leasing & Management Services	Total
Balance August 31, 2022	$84.3	$43.0	$—	$127.3
Translation and other adjustments	1.6	—	—	1.6
Balance August 31, 2023	$85.9	$43.0	$—	$128.9

(In millions)	Goodwill
Gross goodwill balance before accumulated goodwill impairment losses and other reductions	$292.3
Accumulated goodwill impairment losses	(138.2)
Accumulated other reductions	(25.2)
Balance August 31, 2023	$128.9

The Company performed its annual goodwill impairment test during the third quarter of 2023. For the annual impairment test, the Company utilized the quantitative assessment under ASC 350 Intangibles – Goodwill and Other to determine whether the fair value of a reporting unit was less than its carrying value. The Company determined the fair value of the reporting units considering both the income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows which incorporates forecasted revenues, long-term growth rate, gross margin percentages, operating expenses, and the use of discount rates. Under the market approach, the Company estimates the fair value based on observed market multiples for comparable businesses, when appropriate. Based on the results of the annual goodwill impairment test, the fair values of the reporting units exceeded their carrying values and the Company concluded that goodwill was not impaired.

As of August 31, 2023, the Manufacturing segment includes the North America Manufacturing reporting unit with a goodwill balance of $56.3 million and the Europe Manufacturing reporting unit with a goodwill balance of $29.6 million. The Maintenance Services segment had a goodwill balance of $43.0 million related to the Wheels & Parts reporting unit.
Note 9 — Intangibles and Other Assets, net

Intangible assets that are determined to have finite lives are amortized over their useful lives. Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible and other assets balance:

	As of August 31,
(In millions)	2023	2022
Intangible assets subject to amortization:
Customer and supplier relationships	$87.5	$87.5
Accumulated amortization	(69.1)	(66.1)
Other intangible assets	43.0	42.4
Accumulated amortization	(22.3)	(16.5)
	39.1	47.3
Intangible assets not subject to amortization	2.3	2.4
Prepaid and other assets	56.4	32.4
Operating lease ROU assets	70.6	54.2
Nonqualified savings plan investments	47.7	40.3
Debt issuance costs, net	6.3	8.7
Assets held for sale	0.3	3.8
Deferred tax assets	33.1	—
	$255.8	$189.1

Amortization expense for the years ended August 31, 2023, 2022 and 2021 was $8.0 million, $9.3 million and $11.6 million, respectively. As of August 31, 2023, amortizable intangible assets had a weighted-average remaining useful life of 7 years. Amortization expense for the years ending August 31, 2024, 2025, 2026, 2027 and 2028 is expected to be $7.6 million, $6.5 million, $6.1 million, $5.2 million and $3.8 million, respectively.

Note 10 — Revolving Notes

Senior secured credit facilities, consisting of four components, aggregated to $1.4 billion as of August 31, 2023. The Company had an aggregate of $364.4 million available to draw down under credit facilities as of August 31, 2023. This amount consists of $273.8 million available on the North American credit facility, $25.6 million on the European credit facilities and $65.0 million on the Mexican credit facilities.

North America – As of August 31, 2023, a $600.0 million revolving line of credit, maturing August 2026, secured by substantially all the Company’s U.S. assets not otherwise pledged as security for term loans, the warehouse credit facility or the railcar asset-backed securities, existed to provide working capital and interim financing of equipment, principally for the Company’s U.S. and Mexican operations. Advances under this North American credit facility bear interest at SOFR plus 1.50% plus 0.10% as a SOFR adjustment or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

GBX Leasing – As of August 31, 2023, a $550.0 million nonrecourse warehouse credit facility existed to support the operations of GBX Leasing. Advances under this facility bear interest at SOFR plus 1.85% plus 0.11% as a SOFR adjustment. Interest rate swap agreements cover 87% of the outstanding balance to swap the floating interest rate to a fixed rate. The warehouse credit facility converts to a term loan in August 2025 which matures in August 2027.

Europe – As of August 31, 2023, lines of credit totaling $72.8 million secured by certain of the Company’s European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.6%

and Euro Interbank Offered Rate (EURIBOR) plus 1.5% to EURIBOR plus 1.9%, were available for working capital needs of the Company’s European manufacturing operations. The European lines of credit include $35.9 million which are guaranteed by the Company. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from October 2023 through July 2025.

Mexico – As of August 31, 2023, the Company’s Mexican railcar manufacturing operations had three lines of credit totaling $175.0 million. The first line of credit provides up to $100.0 million and matures in June 2026. Advances under this facility bear interest at SOFR plus 4.25%. The second line of credit provides up to $45.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at SOFR plus 2.55%. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through February 2025. The third line of credit provides up to $30.0 million, of which the Company and its joint venture partner have each guaranteed 50%. Advances under this facility bear interest at a variable rate. The Mexican railcar manufacturing joint venture will be able to draw amounts available under this facility through June 2024.

	As of August 31,
(In millions)	2023	2022
Credit facility balances:
North America	$—	$160.0
GBX Leasing	139.9	—
Europe	47.2	51.6
Mexico	110.0	85.0
Total Revolving notes	$297.1	$296.6

In addition, outstanding commitments under the North American credit facility included letters of credit which totaled $4.9 million and $6.9 million as of August 31, 2023 and 2022, respectively.

Note 11 — Accounts Payable and Accrued Liabilities

	As of August 31,
(In millions)	2023	2022
Trade payables	$396.8	$401.5
Other accrued liabilities	90.3	102.8
Operating lease liabilities	72.2	56.4
Accrued payroll and related liabilities	158.6	140.4
Accrued warranty	25.6	24.0
	$743.5	$725.1

Note 12 — Warranty Accrual

	As of August 31,
(In millions)	2023	2022	2021
Balance at beginning of period	$24.0	$27.9	$45.2
Charged to cost of revenue	6.7	5.0	(8.0)
Payments	(5.8)	(7.9)	(9.2)
Currency translation effect	0.7	(1.0)	(0.1)
Balance at end of period	$25.6	$24.0	$27.9

Note 13 — Notes Payable, net

	As of August 31,
(In millions)	2023	2022
Term loans	$906.6	$867.5
2.875% Convertible senior notes, due 2028	373.8	373.8
2.875% Convertible senior notes, due 2024	47.7	47.7
Other notes payable	1.8	1.2
	$1,329.9	$1,290.2
Debt discount and issuance costs	(18.2)	(21.1)
	$1,311.7	$1,269.1

Term loans are primarily composed of:

•
$291.9 million of senior term debt, with a maturity date of August 2026. The debt bears a floating interest rate of SOFR plus 1.5% plus 0.10% as a SOFR adjustment with principal of $3.7 million paid quarterly in arrears and a balloon payment of $222.6 million due at maturity. Interest rate swap agreements cover approximately 75% of the principal balance to swap the floating interest rate to fixed rates. The principal balance as of August 31, 2023 was $266.4 million.

•
$343.0 million of nonrecourse senior term debt, with a maturity date of August 2027, which is secured by a pool of leased railcars. The original term debt agreement was amended in 2022 to provide for an incremental $75 million term loan and an additional $75 million, which was drawn in 2023. The debt bears a floating interest rate of SOFR plus 1.625% plus 0.10% as a SOFR adjustment, with principal of $3.1 million paid quarterly in arrears and a balloon payment of $283.7 million due at maturity. Interest rate swap agreements cover nearly 100% of the principal balance to swap the floating interest rate to fixed rates. The principal balance as of August 31, 2023 was $332.7 million.
•
$323.3 million of nonrecourse senior term debt, which is secured by a portfolio of railcars and associated operating leases and other assets owned by GBXL I. See Note 3 – Asset Backed Securities for additional information. The principal balance as of August 31, 2023 was $307.5 million.

Convertible senior notes, due 2028 (2028 Convertible Notes), bear interest at a fixed rate of 2.875%, paid semiannually in arrears on April 15th and October 15th. Issuance costs are amortized using the effective interest rate method through 2028 and the amortization expense is included in Interest and Foreign exchange on the Company's Consolidated Statement of Income. As of August 31, 2023, the effective interest rate was 5.75%. The convertible notes mature on April 15, 2028, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. The convertible notes are senior unsecured obligations and rank equally with other senior unsecured debt. The notes are convertible into shares of the Company’s common stock, at an initial conversion rate of 18.0317 shares of common stock per $1,000 principal amount which is equivalent to an initial conversion price of approximately $55.46 per share. The conversion rate and the resulting conversion price are subject to adjustment in certain events, such as distributions, dividends or stock splits. Conversion of the par value of the note will be settled in cash, with any premium convertible in cash or shares at the Company’s option. Upon a conversion of the notes, the Company may elect to pay or deliver, as the case may be, cash and, if applicable, shares of the Company’s common stock, as provided in the 2028 Notes Indenture (as defined below). As of August 31, 2023, the Company has reserved approximately 8.8 million shares for issuance upon conversion of these notes.

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

Convertible senior notes, due 2024 (2024 Convertible Notes), bear interest at a fixed rate of 2.875%, paid semi-annually in arrears on February 1st and August 1st. Issuance costs are amortized using the effective interest rate method through 2024 and the amortization expense is included in Interest and Foreign exchange on the Company's Consolidated Statement of Income. As of August 31, 2023, the effective interest rate was 4.99%. The convertible notes mature on February 1, 2024, unless earlier repurchased by the Company or converted in accordance with their terms. Upon the satisfaction of certain conditions, holders may convert at their option at any time prior to the business day immediately preceding the stated maturity date. The convertible notes are senior unsecured obligations and rank equally with other senior unsecured debt. The convertible notes are convertible into shares of the Company’s common stock, at an initial conversion rate of 16.6234 shares per $1,000 principal amount of the notes (which is equal to an initial conversion price of $60.16 per share). The initial conversion rate and conversion price are subject to adjustment upon the occurrence of certain events, such as distributions, dividends or stock splits. As of August 31, 2023 the Company has reserved approximately 1.1 million shares for issuance upon conversion of these notes.

Other notes payable includes $1.8 million of unsecured debt with maturity dates ranging from November 2023 to March 2028.

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

As of August 31, 2023, principal payments on the notes payable are expected as follows:

(In millions)
Year ending August 31,
2024 [1]	$86.5
2025	39.3
2026	262.0
2027	308.7
2028 [1]	385.2
Thereafter	248.2
$1,329.9

1 The repayment of the $47.7 million of 2024 Convertible Notes due February 2024 and the $373.8 million of 2028 Convertible Notes due April 2028 is assumed to occur at the scheduled maturity instead of assuming an earlier conversion by the holders.

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

At August 31, 2023 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros aggregated to $70.9 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when in a loss position, or as Accounts receivable, net when in a gain position. As the contracts mature at various dates through June 2025, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At August 31, 2023 exchange rates, approximately $1.6 million of gain would be reclassified to revenue or cost of revenue in the next year.

At August 31, 2023, interest rate swap agreements maturing from September 2023 through January 2032 had notional amounts that aggregated to $654.0 million. The fair value of the contracts are included on the Consolidated Balance Sheets in Accounts payable and accrued liabilities when in a loss position, or in Accounts receivable, net when in a gain position. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At August 31, 2023 interest rates, approximately $15.4 million would be credited to interest expense in the next year.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		August 31,			August 31,
		2023	2022		2023	2022
(In millions)	Balance sheet caption	Fair Value	Fair Value	Balance sheet caption	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$2.5	$0.6	Accounts payable and accrued liabilities	$0.1	$2.9
Interest rate swap contracts	Accounts receivable, net	34.9	20.8	Accounts payable and accrued liabilities	0.1	—
		$37.4	$21.4		$0.2	$2.9
Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$0.5	$—	Accounts payable and accrued liabilities	$—	$0.1

The Effect of Derivative Instruments on the Consolidated Statements of Income

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivative	Gain (loss) recognized in income on derivatives Years ended August 31,
		2023	2022
Foreign forward exchange contract	Interest and foreign exchange	$—	$(0.3)

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives Years ended August 31,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income Years ended August 31,		Location of gain (loss) in income on derivative (amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (amount excluded from effectiveness testing) Years ended August 31,
	2023	2022		2023	2022		2023	2022
Foreign forward exchange contracts	$5.6	$(4.7)	Revenue	$(0.2)	$(1.5)	Revenue	$2.0	$0.9
Foreign forward exchange contracts	2.0	0.5	Cost of revenue	2.2	0.3	Cost of revenue	0.6	0.7
Interest rate swap contracts	24.8	26.1	Interest and foreign exchange	10.8	(4.9)	Interest and foreign exchange	—	—
	$32.4	$21.9		$12.8	$(6.1)		$2.6	$1.6

The following table presents the amounts in the Consolidated Statements of Income in which the effects of the cash flow hedges are recorded and the effects of the cash flow hedge activity on these line items for the years ended August 31, 2023, 2022 and 2021:

	For the Year Ended August 31,
	2023		2022		2021
(In millions)	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$3,944.0	$(0.2)	$2,977.7	$(1.5)	$1,747.9	$(1.3)
Cost of revenue	$3,502.9	$2.2	$2,671.7	$0.3	$1,516.3	$(0.1)
Interest and foreign exchange	$85.4	$10.8	$57.4	$(4.9)	$43.3	$(5.3)

Note 15 — Equity

Stock Incentive Plan

The 2021 Stock Incentive Plan was approved by shareholders on January 6, 2021. The new plan replaced the 2014 Amended and Restated Stock Incentive Plan, which was amended and restated as the 2017 Amended and Restated Stock Incentive Plan on October 24, 2017 and approved by shareholders on January 5, 2018. The 2021 Stock Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, restricted shares, restricted stock units and stock appreciation rights. In addition to the 1.5 million shares reserved for issuance under the 2021 Stock Incentive Plan, up to 0.5 million shares previously reserved for issuance, but not issued or subject to outstanding awards, are available for issuance under the 2021 Stock Incentive Plan, and up to 0.9 million shares that were subject to outstanding awards under the 2017 Amended and Restated Stock Incentive Plan as of the effective date of the 2021 Stock Incentive Plan will also become available for issuance under the 2021 Stock Incentive Plan to the extent such shares are not issued and cease to be subject to such awards following the effective date of the 2021 Stock Incentive Plan.

On August 31, 2023, there were 1.2 million shares available for grant compared to 1.4 million and 1.6 million shares available for grant as of the years ended August 31, 2022 and 2021, respectively. There are no stock options or stock appreciation rights outstanding as of August 31, 2023. The Company currently grants restricted stock units. Shares associated with restricted stock unit awards are not considered legally outstanding shares of common stock until they are issued following vesting. Restricted stock unit awards, including performance-based awards, are entitled to participate in dividends.

During the years ended August 31, 2023, 2022, and 2021, the Company awarded restricted share and restricted stock unit grants totaling 0.5 million, 0.4 million, and 0.5 million shares, respectively, which include performance-based grants and dividend equivalent rights. For performance-based awards granted in 2022 and 2021, the performance metrics included an earnings before interest, taxes, depreciation and amortization (EBITDA) metric, weighted 80%, and a return on invested capital (ROIC) metric, weighted 20%. For performance-based awards granted in 2023, the performance metrics included the Company’s total shareholder return relative to a designated peer group (Relative TSR), weighted 20%, in addition to an EBITDA metric, weighted 60%, and an ROIC metric, weighted 20%. Performance-based award share payouts depend on the extent to which the performance goal has been achieved. The number of shares that a participant receives is equal to the award granted multiplied by a payout factor, which ranges from 0% to a maximum of 200%.

The fair value of awards granted, including performance-based grants that did not contain a Relative TSR market condition, was determined based on the market closing price of the underlying shares on the date of grant. For the awards granted with a Relative TSR market condition, the Company estimates the fair value using a Monte-Carlo simulation model utilizing the following key assumptions for such awards granted in October 2022:

Expected share price volatility (GBX)	54.0%
Risk-free rate of return	4.4%

The fair value of awards granted was $12.4 million, $18.7 million, and $18.0 million for the years ended August 31, 2023, 2022 and 2021, respectively. The grant date fair value of stock awarded under restricted share grants and restricted stock unit grants is amortized as compensation expense over the vesting period of one to three years. Compensation expense recognized related to restricted share grants and restricted stock unit grants for the years ended August 31, 2023, 2022 and 2021 was $12.1 million, $15.5 million, and $14.7 million, respectively, and was recorded in Selling and administrative and Cost of revenue on the Consolidated Statements of Income. Unamortized compensation cost related to restricted stock unit grants was $11.8 million as of August 31, 2023, which is expected to be recognized over a weighted average period of approximately two years.

During the year ended August 31, 2023, a total of 0.3 million restricted stock units vested, including shares that were withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. The following table summarizes the activity for the Company’s restricted share and restricted stock unit grants, including performance-based grants, under the 2021 Stock Incentive Plan and the 2017 Amended and Restated Stock Incentive Plan:

(in thousands, except per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of August 31, 2022	1,042	$37.90
Granted	450	$27.65
Vested	(311)	$39.32
Forfeited	(209)	$32.96
Outstanding as of August 31, 2023	972	$33.75

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

During the year ended August 31, 2023, the Company purchased a total of 1.9 million shares for $56.9 million, of which 1.8 million shares for $53.6 million were purchased under the current authorization of the share repurchase program. For shares repurchased subsequent to December 31, 2022, the Company has accrued excise tax of $0.5 million to Additional paid-in capital for the year ended August 31, 2023. As of August 31, 2023, the amount remaining for repurchase under the share repurchase program was $46.4 million. There were no shares repurchased under the share repurchase program during the years ended August 31, 2022 and 2021.

Other Share Repurchases

The Company repurchased $20.0 million of its common stock during 2021. These shares were repurchased, in privately negotiated transactions, as part of the Company’s debt refinancing in April 2021 and were not associated with the Company’s publicly announced share repurchase program.

Note 16 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Year Ended August 31,
(In thousands)	2023	2022	2021
Weighted average basic common shares outstanding [1]	31,983	32,569	32,648
Dilutive effect of 2.875% Convertible notes, due 2024 2 3	824	—	—
Dilutive effect of 2.875% Convertible notes, due 2028 [4]	—	—	—
Dilutive effect of 2.25% Convertible notes, due 2024 [5]	n/a	n/a	—
Dilutive effect of restricted stock units [6]	992	1,062	1,017
Weighted average diluted common shares outstanding	33,799	33,631	33,665

1.
Restricted stock grants and restricted stock units that are considered participating securities, including some grants subject to certain performance criteria, are included in weighted average basic common shares outstanding when the Company is in a net earnings position. No participating securities are included in basic common shares outstanding for the year ended August 31, 2023.

2.
The dilutive effect of the 2.875% Convertible notes, due 2024 was excluded for the year ended August 31, 2021 as the average stock price was less than the applicable conversion price and therefore was anti-dilutive under previous applicable guidance. See further discussion below.

3.
The dilutive effect of the 2.875% Convertible notes due 2024 was excluded for the year ended August 31, 2022 as they were considered anti-dilutive under the “if converted” method as further discussed below.

4.
The dilutive effect of the 2.875% Convertible notes, due 2028 was excluded for the years ended August 31, 2023, 2022 and 2021 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive. As these notes require cash settlement for the principal, only a premium is potentially dilutive.

5.
The dilutive effect of the 2.25% Convertible notes, due 2024 was excluded for the year ended August 31, 2021 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive under previous applicable guidance. These convertible notes were retired in April 2021.

6.
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

For the year ended August 31, 2023 and 2022, diluted EPS was calculated using the more dilutive of two methods. The first method includes the dilutive effect, using the treasury stock method, associated with restricted stock units that are not considered participating securities and performance based restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved. The second method supplements the first by also including the “if converted” effect of the 2.875% Convertible notes due 2024 and shares underlying the 2.875% Convertible notes due 2028, when there is a conversion premium. Under the “if converted” method, debt issuance and interest costs, both net of tax, associated with the convertible notes due 2024 are added back to net earnings and the share count is increased by the shares underlying the convertible notes.

For the years ended August 31, 2022 and 2021, diluted EPS was calculated using the treasury stock method associated with shares underlying the 2.875% Convertible notes due 2024, 2.25% convertible notes due 2024, restricted stock units that are not considered participating securities and performance based restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved.

(In millions, except number of shares which are reflected in	Year Ended August 31,
thousands and per share amounts)	2023		2022	2021
Net earnings attributable to Greenbrier	$62.5		$46.9	$32.4
Weighted average basic common shares outstanding	31,983		32,569	32,648
Basic earnings per share	$1.95		$1.44	$0.99

Net earnings attributable to Greenbrier	$62.5		$46.9	$32.4
Add back:
Interest and debt issuance costs on the 2.875% convertible notes due 2024, net of tax	1.2		n/a	n/a
Earnings before interest and debt issuance costs on the 2.875% convertible notes due 2024	n/a		n/a	n/a
Weighted average diluted common shares outstanding	33,799		33,631	33,665
Diluted earnings per share	$1.89	[1]	$1.40	$0.96

1 Diluted earnings per share was calculated as follows:

Earnings before interest and debt issuance costs on the 2.875% convertible notes due 2024

Weighted average diluted common shares outstanding

Note 17 — Related Party Transactions

The Company has a 41.9% interest in Axis, a joint venture. The Company purchased $8.7 million, $11.5 million and $13.5 million of railcar components from Axis during the years ended August 31, 2023, 2022 and 2021, respectively.

The Company held a 40% interest in the common equity of an unconsolidated affiliate that bought and sold railcar assets that are leased to third parties. Upon sale of railcars to this entity from Greenbrier, 60% of the related revenue and margin was recognized and 40% was deferred until the railcars were ultimately sold by the entity. The Company recognized $15.1 million and $9.3 million with railcars sold out of the leasing warehouse during the year ended August 31, 2023 and 2022, respectively. The Company had no material revenue with railcars sold out of the leasing warehouse during the year ended August 31, 2021. As of August 31, 2023, the Company no longer holds an investment in this entity.

Note 18 — Income Taxes

Components of income tax expense (benefit) were as follows:

	Year Ended August 31,
(In millions)	2023	2022	2021
Current
Federal	$7.4	$(6.7)	$(95.9)
State	2.7	0.9	1.9
Foreign	9.7	19.2	4.3
	19.8	13.4	(89.7)
Deferred
Federal	7.9	2.2	54.1
State	0.6	1.4	(2.3)
Foreign	(3.4)	1.6	(3.4)
	5.1	5.2	48.4
Change in valuation allowance	(0.3)	(0.5)	1.1
Income tax expense (benefit)	$24.6	$18.1	$(40.2)

Earnings (loss) before income tax and earnings from unconsolidated affiliates for the years ended August 31, 2023, 2022 and 2021 were $32.2 million, $12.4 million and ($30.7 million), respectively, for our domestic U.S. operations and $58.8 million, $48.2 million and $22.1 million, respectively for our foreign operations.

Due to the enactment of the CARES Act, the Company filed a Federal claim to carryback fiscal year 2021 tax losses to the fiscal years 2016 through 2018, allowing the recovery of Federal income taxes previously paid at Federal rates of 35.0% or 25.7%, rather than the current Federal rate of 21.0% in effect beginning with the fiscal year 2019. The carryback resulted in a Federal tax benefit of $38.5 million.

On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law. In general, the provisions of the IRA was effective beginning with fiscal year 2023, with certain exceptions. The IRA includes a new 15% corporate minimum tax as well as a 1% excise tax on corporate stock repurchases applicable to repurchases after December 31, 2022. The IRA did not have a material impact on our effective tax rate.

The reconciliation between effective and statutory tax rates on operations is as follows:

	Year Ended August 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	(21.0)%
State income taxes, net of federal benefit	3.0	3.1	(15.0)
Foreign operations	6.2	9.0	25.5
U.S. tax on foreign earnings	4.5	1.8	—
Carryback rate benefit	—	(3.2)	(379.1)
Permanent differences	(5.8)	5.4	(45.6)
Base erosion and anti-avoidance tax (BEAT)	1.6	—	—
Change in valuation allowance	(0.5)	(0.8)	12.6
Uncertain tax positions	1.4	(1.8)	(44.0)
Noncontrolling interest in flow-through entity	(2.7)	(3.0)	(2.9)
Credits and Other	(1.7)	(1.6)	0.7
Effective tax rate	27.0%	29.9%	(468.8)%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities were as follows:

	As of August 31,
(In millions)	2023	2022
Deferred tax assets:
Accrued payroll and related liabilities	$37.1	$27.6
Deferred revenue	6.6	6.7
Inventories and other	12.4	9.8
Maintenance and warranty accruals	3.5	3.2
Lease liability	16.5	12.4
Net operating losses	18.4	19.6
Investment, asset tax credits and other	0.9	1.5
	95.4	80.8
Valuation allowance	(9.6)	(9.9)
Deferred tax liabilities:
Fixed assets	(131.9)	(110.6)
Intangibles	(5.1)	(5.3)
Right-of-use asset	(16.0)	(11.9)
Other	(13.8)	(11.7)
	(166.8)	(139.5)
Net deferred tax liability	$(81.0)	$(68.6)

As of August 31, 2023, the Company had $106.8 million of state net operating loss carryforwards that will begin to expire in 2024, $0.6 million of state credit carryforwards that begin to expire in 2025, $25.1 million of foreign net operating loss carryforwards that begin to expire in calendar 2023 and $26.1 million of foreign net operating loss carryforwards that do not expire. The Company has placed a valuation allowance of $9.6 million against the deferred tax assets for which no benefit is anticipated, including those for loss and credit carryforwards not likely to be used before their expiration dates or where the possibility of utilization is remote. The net decrease in the total valuation allowance was approximately $0.3 million for the year ended August 31, 2023.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended August 31,
(In millions)	2023	2022	2021
Unrecognized Tax Benefit – Opening Balance	$0.4	$1.6	$5.5
Gross increases – tax positions in prior period	1.3	—	—
Gross decreases – tax positions in prior period	—	(0.9)	(3.6)
Settlements	—	—	—
Lapse of statute of limitations	—	(0.3)	(0.3)
Unrecognized Tax Benefit – Ending Balance	$1.7	$0.4	$1.6

The Company is subject to taxation in the U.S. and in various states and foreign jurisdictions. The Company is effectively no longer subject to U.S. Federal examination for fiscal years ending before 2016, to state and local examinations before 2015, or to foreign examinations before 2016. The Company currently has ongoing examinations in the United States, Poland, and Romania.

Unrecognized tax benefits, excluding interest, at August 31, 2023 and 2022 were $1.7 million and $0.4 million, respectively which if recognized, would affect the effective tax rate. Accrued interest on unrecognized tax benefits as of August 31, 2023 and August 31, 2022 was $0.6 million and $0.1 million, respectively. The Company recorded an increase in accrued interest expenses of approximately $0.5 million and a reduction of approximately $0.3 million for changes in unrecognized tax benefits during the years ended August 31, 2023 and 2022 respectively. The Company has not accrued any penalties on the reserves. The Company does not anticipate a significant decrease in the reserves for uncertain tax positions during the next twelve months.

Interest and penalties related to income taxes are classified as a component of income tax expense. Benefits from the realization of unrecognized tax benefits for deductible differences attributable to ordinary operations will be recognized as a reduction of income tax expense.

Note 19 — Segment Information

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

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

For the year ended August 31, 2023:

	Revenue			Earnings (loss) from operations
(In millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$3,357.7	$307.1	$3,664.8	$140.9	$28.7	$169.6
Maintenance Services	406.4	36.0	442.4	36.9	—	36.9
Leasing & Management Services	179.9	1.2	181.1	103.3	0.3	103.6
Eliminations	—	(344.3)	(344.3)	—	(29.0)	(29.0)
Corporate	—	—	—	(104.7)	—	(104.7)
	$3,944.0	$—	$3,944.0	$176.4	$—	$176.4

For the year ended August 31, 2022:

	Revenue			Earnings (loss) from operations
(In millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$2,476.6	$191.6	$2,668.2	$97.2	$11.9	$109.1
Maintenance Services	347.7	26.4	374.1	21.7	—	21.7
Leasing & Management Services	153.4	1.9	155.3	108.3	0.1	108.4
Eliminations	—	(219.9)	(219.9)	—	(12.0)	(12.0)
Corporate	—	—	—	(109.2)	—	(109.2)
	$2,977.7	$—	$2,977.7	$118.0	$—	$118.0

For the year ended August 31, 2021:

	Revenue			Earnings (loss) from operations
(In millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,311.1	$92.4	$1,403.5	$48.3	$6.9	$55.2
Maintenance Services	298.3	9.1	307.4	6.5	0.1	6.6
Leasing & Management Services	138.5	1.1	139.6	68.9	0.2	69.1
Eliminations	—	(102.6)	(102.6)	—	(7.2)	(7.2)
Corporate	—	—	—	(82.7)	—	(82.7)
	$1,747.9	$—	$1,747.9	$41.0	$—	$41.0

	Year Ended August 31,
(In millions)	2023	2022	2021
Assets:
Manufacturing	$1,847.0	$1,853.9	$1,493.5
Maintenance Services	294.4	284.8	260.9
Leasing & Management Services	1,458.1	1,152.2	949.4
Unallocated, including cash	378.9	560.6	686.9
	$3,978.4	$3,851.5	$3,390.7
Depreciation and amortization:
Manufacturing	$60.3	$61.7	$67.8
Maintenance Services	10.5	10.7	12.0
Leasing & Management Services	35.5	29.6	20.9
	$106.3	$102.0	$100.7
Capital expenditures:
Manufacturing	$71.9	$48.3	$26.6
Maintenance Services	17.3	9.2	8.6
Leasing & Management Services	272.9	323.2	103.8
	$362.1	$380.7	$139.0

The following table summarizes selected geographic information.

	Year Ended August 31,
(In millions)	2023	2022	2021
Revenue [1]:
U.S.	$3,235.3	$2,452.1	$1,221.4
Foreign	708.7	525.6	526.5
	$3,944.0	$2,977.7	$1,747.9
Assets:
U.S.	$2,593.4	$2,689.6	$2,506.1
Mexico	1,084.3	948.4	656.6
Europe	300.7	213.5	228.0
	$3,978.4	$3,851.5	$3,390.7

1 Revenue is presented on the basis of geographic location of customers.

Reconciliation of Earnings from operations to Earnings (loss) before income tax and earnings from unconsolidated affiliates:

	Year Ended August 31,
(In millions)	2023	2022	2021
Earnings from operations	$176.4	$118.0	$41.0
Interest and foreign exchange	85.4	57.4	43.3
Net loss on extinguishment of debt	—	—	6.3
Earnings (loss) before income tax and earnings from unconsolidated affiliates	$91.0	$60.6	$(8.6)

Note 20 — Customer Concentration

Customer concentration is defined as a single customer that accounts for more than 10% of total revenues or accounts receivable. In 2023, revenue from two customers represented 21% and 10% of total revenue. In 2022, revenue from three customers each represented 16%, 12% and 11% of total revenue. In 2021, revenue from two customers each represented 13% of total revenue. No other customers accounted for more than 10% of total revenues for the years ended August 31, 2023, 2022, or 2021. No customer had a balance that individually equaled or exceeded 10% of accounts receivable at August 31, 2023. One customer had a balance that represented 12% of the consolidated accounts receivable balance at August 31, 2022.

Note 21 — Lease Commitments

Lessor

Equipment on operating leases is reported net of accumulated depreciation of $68.0 million, $48.6 million and $34.4 million as of August 31, 2023, 2022, and 2021, respectively. Depreciation expense was $26.0 million, $22.0 million and $13.8 million as of August 31, 2023, 2022, and 2021 respectively. In addition, certain railcar equipment leased-in by the Company on operating leases is subleased to customers under non-cancelable operating leases with lease terms ranging from one to thirteen years. Operating lease rental revenues included in the Company’s Consolidated Statements of Income as of August 31, 2023, 2022, and 2021 was $91.9 million, $66.8 million and $69.4 million respectively, which included $19.3 million, $18.1 million, and $17.1 million respectively, of revenue as a result of daily, monthly or car hire utilization arrangements.

Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases at August 31, 2023, will mature as follows:

(In millions)
2024	$73.8
2025	66.2
2026	59.4
2027	52.1
2028	37.6
Thereafter	81.8
$370.9

Lessee

The Company leases railcars, real estate, and certain equipment under operating and, to a lesser extent, finance lease arrangements. As of and for the twelve months ended August 31, 2023, 2022, and 2021, finance leases were not a material component of the Company's lease portfolio. The Company’s real estate and equipment leases have remaining lease terms ranging from less than one year to 75 years, with some including options to extend up to 8 years. The Company recognizes a lease liability and corresponding right-of-use (ROU) asset based on the present value of lease payments. To determine the present value of lease payments, as most of its leases do not provide a readily determinable implicit rate, the Company’s incremental borrowing rate is used to discount the lease payments based on information available at the lease commencement date. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when estimating its incremental borrowing rate.

The components of operating lease costs were as follows:

	Twelve Months Ended August 31,
(In millions)	2023	2022	2021
Operating lease expense	$13.6	$10.7	$13.2
Short-term lease expense	9.3	6.0	5.3
Total	$22.9	$16.7	$18.5

Aggregate minimum future amounts payable under operating leases having initial or remaining non-cancelable terms at August 31, 2023 will mature as follows:

(In millions)
2024	$15.6
2025	12.9
2026	11.6
2027	8.7
2028	7.9
Thereafter	23.3
Total lease payments	$80.0
Less: Imputed interest	(7.8)
Total lease obligations	$72.2

The table below presents additional information related to the Company’s leases:

Weighted average remaining lease term
Operating leases	10.55 years
Weighted average discount rate
Operating leases	2.5%

Supplemental cash flow information related to leases were as follows:

(In millions)	Twelve months ended August 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14.2
ROU assets obtained in exchange for new operating lease liabilities	$27.5

Note 22 — Commitments and Contingencies

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

As of August 31, 2023, the Company had outstanding letters of credit aggregating to $4.9 million associated with performance guarantees, facility leases and workers compensation insurance.

Note 23 – Fair Value Measures

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

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2023 are:

(In millions)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$37.9	$—	$37.9	$—
Nonqualified savings plan investments	47.7	47.7	—	—
Cash equivalents	51.2	51.2	—	—
	$136.8	$98.9	$37.9	$—
Liabilities:
Derivative financial instruments	$0.2	$—	$0.2	$—
			0

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2022 are:

(In millions)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$21.4	$—	$21.4	$—
Nonqualified savings plan investments	40.3	40.3	—	—
Cash equivalents	119.4	119.4	—	—
	$181.1	$159.7	$21.4	$—
Liabilities:
Derivative financial instruments	$3.0	$—	$3.0	$—

1 Level 2 assets include derivative financial instruments which are valued based on significant observable inputs. See Note 14 - Derivative Instruments for further discussion.

Note 24 – Fair Value of Financial Instruments

The estimated fair values of financial instruments and the methods and assumptions used to estimate such fair values are as follows:

(In millions)	Carrying Amount [1]	Estimated Fair Value (Level 2)
Notes payable as of August 31, 2023	$1,328.1	$1,314.3
Notes payable as of August 31, 2022	$1,289.0	$1,231.2

1 Carrying amount disclosed in this table excludes other notes payable and debt discount and issuance costs.

The carrying amount of cash and cash equivalents, accounts receivable, revolving notes and accounts payable and accrued liabilities is a reasonable estimate of fair value of these financial instruments. Estimated rates currently available to the Company for debt with similar terms and remaining maturities and current market data are used to estimate the fair value of notes payable.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness in internal control over financial reporting, described below, in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP.

Management, under the oversight of the Audit Committee, conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting was not effective as of August 31, 2023 because of a material weakness. Specifically, the Company did not effectively design and maintain controls over information technology (IT) general controls in one IT environment in our primary North America manufacturing businesses that are relevant to the preparation of our consolidated financial statements. We did not (i) maintain change management controls to ensure configuration data changes affecting the IT application were appropriate (ii) design and maintain program development controls to ensure the data migration, program testing and approval of new software development is aligned with business and IT requirements and (iii) maintain user access controls to ensure segregation of duties in our financial application. The control deficiencies resulted from incomplete risk assessment, inadequate training of personnel and ineffective control activities related primarily to the implementation of a new ERP system in our primary North America manufacturing businesses. As a result, process level automated controls that are dependent on the affected IT environment and manual controls that rely on system-generated data or reports from the affected IT environment were ineffective because they could have been adversely impacted.

The control deficiencies did not result in any material misstatements to the Consolidated Financial Statements and there were no changes to previously released financial results as a result of this material weakness. However, the control deficiencies described above created a reasonable possibility that a material misstatement to the Consolidated Financial Statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represent a material weakness in the Company’s internal control over financial reporting.

Our independent registered public accounting firm, KPMG LLP, who audited the Consolidated Financial Statements included in this Annual Report on Form 10-K issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting, which is included at the end of Part II, Item 9A of this Form 10-K.

Remediation Plans

The Company’s management, under the oversight of the Audit Committee, is in the process of designing controls to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. These remediation actions are ongoing and include or are expected to include:

•
Enhancing risk assessment and control identification procedures for system implementations;
•
Expanding controls and/or applying other appropriate procedures to address the design and operation of IT general controls on system implementations;
•
Enhancing our training program addressing IT general controls and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access, change management, and segregation of duties over IT systems impacting financial reporting; and
•
Enhancing and maintaining policy documentation underlying IT general controls to promote knowledge transfer upon personnel and function changes.

As we continue to evaluate and enhance our internal control over financial reporting, we may determine that additional measures to address the material weaknesses or adjustments to the remediation plan may be required. Once controls are designed and implemented, the controls must be operating effectively for a sufficient period of time and be tested by management in order to consider them remediated and conclude that the design is effective to address the risks of material misstatement.

Changes in Internal Control Over Financial Reporting

During 2023, we began to implement in stages a new ERP system at our primary North America manufacturing and services businesses. Each implementation will impact our internal control over financial reporting. Except for the system implementation and the identification of the material weakness described above, there have been no changes in our internal control over financial reporting during the quarter ended August 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations of Internal Controls

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

The Greenbrier Companies, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited The Greenbrier Companies, Inc. and subsidiaries' (the Company) internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended August 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated October 25, 2023 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness was identified and included in management’s assessment. The Company did not effectively design and maintain controls over information technology (IT) general controls in one IT environment in the Company’s primary North America manufacturing businesses that are relevant to the preparation of its consolidated financial statements. The Company did not (i) maintain change management controls to ensure configuration data changes affecting the IT application were appropriate (ii) design and maintain program development controls to ensure the data migration, program testing and approval of new software development is aligned with business and IT requirements and (iii) maintain user access controls to ensure segregation of duties in the Company’s financial application. The control deficiencies resulted from incomplete risk assessment, inadequate training of personnel and ineffective control activities related primarily to the implementation of a new ERP system in the Company’s primary North America manufacturing businesses. As a result, process level automated controls that are dependent on the affected IT environment and manual controls that rely on system-generated data or reports from the affected IT environment were ineffective because they could have been adversely impacted. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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

October 25, 2023

Item 9B. OTHER INFORMATION

None

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be included under the captions “Board Composition”, “Board Committees, Meetings and Charters” and “Our Code of Business Conduct and Ethics and FCPA Compliance” in our definitive Proxy Statement on Schedule 14A for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the year ended August 31, 2023 (as amended, updated, supplemented, or restated, “2024 Proxy Statement”) and is incorporated herein by reference. Information required by this item regarding the executive officers of the Company and family relationships is included under the caption “Information about our Executive Officers” in Part I of this 10-K and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be included under the caption “2023 Executive Compensation”, “Compensation Committee Report”, “2023 Non-Employee Director Compensation” and “Risk Oversight” in the 2024 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this item will be included under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2024 Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions “Related Person Transactions” and “Board Independence” in the 2024 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Portland, OR, Auditor Firm ID: 185.

The information required by this item will be included under the caption “Ratification of Appointment of Independent Auditors” in the 2024 Proxy Statement and is incorporated herein by reference.

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

(a)	(3)	The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

	3.1	Registrant’s Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed April 5, 2006.

	3.2	Articles of Merger amending the Registrant’s Articles of Incorporation are incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q filed April 5, 2006.

	3.3	Amended and Restated Bylaws of The Greenbrier Companies, Inc. are incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 8-K filed April 4, 2023

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

10.4*	Form of Change of Control Agreement is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed April 4, 2013.

10.5*

The Greenbrier Companies, Inc. Form of Amendment to Change of Control Agreement, approved on May 28, 2013, is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed June 3, 2013.

10.6*	The Greenbrier Companies, Inc. 2021 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.1 to Registrant's Form S-8 filed January 6, 2021.

10.7*	Stock Incentive Grant Program for Non-Employee Directors under the 2021 Stock Incentive Plan.

10.8*	Mandatory Clawback Policy.

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

10.20

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

10.21

Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of August 27, 2021, by and among The Greenbrier Companies, Inc., the guarantors and lenders party thereto, and Bank of America, N.A., as Administrative Agent is incorporated herein by reference to Exhibit 10.28 to the Registrant’s Form 10-K filed October 26, 2021.

10.22

Fourth Amended and Restated Security Agreement, dated as of September 26, 2018, by and among The Greenbrier Companies, Inc., and the other parties identified as Debtors therein, in favor of Bank of America, N.A., as Administrative Agent is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-K filed October 26, 2018.

10.23

Fourth Amended and Restated Pledge Agreement, dated as of September 26, 2018, by and among The Greenbrier Companies, Inc., and the other parties identified as Debtors therein, in favor of Bank of America, N.A., as Administrative Agent is incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-K filed October 26, 2018.

10.24

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

10.25

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

10.29

Second Amendment to Amended and Restated Credit Agreement, dated as of July 29, 2022, by and among Greenbrier Leasing Company LLC, an Oregon limited liability company, lenders party thereto, and Bank of America, N.A., as Administrative Agent is incorporated herein by reference to Exhibit 10.37 to the Registrant's Form 10-K filed on October 31, 2022.

10.30

Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of July 29, 2022, by and among The Greenbrier Companies, Inc., the guarantors and lenders party thereto, and Bank of America, N.A., as Administrative Agent is incorporated herein by reference to Exhibit 10.38 to the Registrant's Form 10-K filed on October 31, 2022.

10.31*

Amended and Restated Third Amendment to the Amended and Restated Employment Agreement between the Registrant and William A. Furman is incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on July 11, 2022.

10.32*

Amended and Restated Fifth Amendment to the Amended and Restated Employment Agreement between the Registrant and Alejandro Centurion is incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed on July 11, 2022.

10.33

Master Indenture dated February 9, 2022 between GBX Leasing 2022-1 LLC and U.S. Bank Trust Company, National Association as indenture trustee and U.S. Bank National Association, as securities intermediary is incorporated herein by reference to Exhibit 10.37 to the Registrant's Form 10-Q filed on April 6, 2022. [Portions omitted]

10.34

Series 2022-1 Supplement dated February 9, 2022 between GBX Leasing 2022-1 LLC and U.S. Bank National Association, as Indenture Trustee (including Forms of Note attached as Exhibit A and Exhibit B thereto) is incorporated herein by reference to Exhibit 10.38 to the Registrant's Form 10-Q filed on April 6, 2022. [Portions omitted]

10.35

Amendment No. 2 to Warehouse Loan Agreement dated August 26, 2022 by among GBXL I, LLC, as borrower, Bank of America N.A. as a lender and as agent and Credit Agricole Corporate and Investment Bank, as lender is incorporated herein by reference to Exhibit 10.43 to the Registrant's Form 10-K filed on October 31, 2022.

10.36

Fourth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of March 13, 2023, by and among The Greenbrier Companies, Inc., the guarantors and lenders party thereto, and Bank of America, N.A., as Administrative Agent is incorporated herein by reference to Exhibit 10.43 to the Registrant's Form 10-Q filed on April 10, 2023.

10.37

Amendment No. 3 to Warehouse Loan Agreement dated June 16, 2023, by among GBXL I, LLC, as borrower, Bank of America, N.A., as a Lender and agent and Credit Agricole Corporate and Investment Bank, as lender, and Wells Fargo Bank, N.A., as lender is incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on June 29, 2023.

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

THE GREENBRIER COMPANIES, INC.

Dated: October 25, 2023	By: /s/ Lorie L. Tekorius
Lorie L. Tekorius
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Lorie L. Tekorius	October 25, 2023
Lorie Tekorius, President,
Chief Executive Officer and Director

/s/ Thomas B. Fargo	October 25, 2023
Thomas B. Fargo, Chair of the Board

/s/ Wanda F. Felton	October 25, 2023
Wanda F. Felton, Director

/s/ William A. Furman	October 25, 2023
William A. Furman, Director

/s/ Antonio Garza	October 25, 2023
Antonio Garza, Director

/s/ James R. Huffines	October 25, 2023
James R. Huffines, Director

/s/ Graeme A. Jack	October 25, 2023
Graeme A. Jack, Director

/s/ Patrick J. Ottensmeyer	October 25, 2023
Patrick J. Ottensmeyer, Director

/s/ Charles J. Swindells	October 25, 2023
Charles J. Swindells, Director

/s/ Wendy L. Teramoto	October 25, 2023
Wendy L. Teramoto, Director

/s/ Kelly M. Williams	October 25, 2023
Kelly M. Williams, Director

/s/ Adrian J. Downes	October 25, 2023

Adrian J. Downes, Senior Vice President,

Chief Financial Officer (Principal Financial Officer)

/s/ Matthew J. Meyer	October 25, 2023
Matthew J. Meyer, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)