Form 10-Q
period 2023-11-30
GREENBRIER COMPANIES INC
filed 2024-01-05
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2023

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, without par value, outstanding on January 2, 2024 was 31,090,793 shares.

FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements, other than statements of historical fact included in this report, concerning our plans, objectives, goals, strategies, future events, future performance, financing needs, plans or intentions relating to business trends and other information referred to under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. We use words such “affect,” “anticipate,” “backlog,” “be,” “believe,” “commit,” “can,” “contingent,” “continue,” “could,” “due to,” “estimate,” “expect,” “future,” “intend,” “likely,” “may,” “optimize,” “plan,” “potential,” “trend,” “realize,” “result,” “seek,” “should,” “strategy,” “will,” “would,” and similar expressions to identify forward-looking statements. Forward-looking statements are not guarantees of future performance.

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
•
undertaking and management of capital expenditures;
•
creation, implementation and use of information technology systems;
•
cybersecurity threats and incidents;
•
equipment failures, technological failures, costs and inefficiencies associated with changing of production lines, or transfer of production between facilities;
•
monetary and other policy interventions by governments and central banks, including the increase of interest rates;
•
changes in demand for our railcar equipment and services;
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

(In millions, except number of shares which are reflected in thousands, unaudited)

	November 30, 2023	August 31, 2023
Assets
Cash and cash equivalents	$307.3	$281.7
Restricted cash	14.0	21.0
Accounts receivable, net	458.7	529.9
Income tax receivable	10.5	42.2
Inventories	883.6	823.6
Leased railcars for syndication	159.8	187.4
Equipment on operating leases, net	1,095.8	1,000.0
Property, plant and equipment, net	618.1	619.2
Investment in unconsolidated affiliates	89.4	88.7
Intangibles and other assets, net	248.9	255.8
Goodwill	128.6	128.9
	$4,014.7	$3,978.4
Liabilities and Equity
Revolving notes	$279.4	$297.1
Accounts payable and accrued liabilities	640.9	743.5
Deferred income taxes	85.2	114.1
Deferred revenue	42.2	46.2
Notes payable, net	1,479.4	1,311.7

Commitments and contingencies (Note 14)

Contingently redeemable noncontrolling interest	56.5	55.6

Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 31,091 and 30,880 shares outstanding at November 30, 2023 and August 31, 2023	—	—
Additional paid-in capital	361.3	364.4
Retained earnings	919.1	897.5
Accumulated other comprehensive loss	(6.4)	(7.3)
Total equity – Greenbrier	1,274.0	1,254.6
Noncontrolling interest	157.1	155.6
Total equity	1,431.1	1,410.2
	$4,014.7	$3,978.4

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Operations

(In millions, except number of shares which are reflected in thousands and per share amounts, unaudited)

	Three Months Ended November 30,
	2023	2022
Revenue
Manufacturing	$675.9	$646.5
Maintenance Services	83.8	85.5
Leasing & Management Services	49.1	34.5
	808.8	766.5
Cost of revenue
Manufacturing	600.9	604.5
Maintenance Services	71.6	79.6
Leasing & Management Services	15.0	12.9
	687.5	697.0
Margin	121.3	69.5
Selling and administrative expense	56.3	53.4
Net loss (gain) on disposition of equipment	0.1	(3.3)
Impairment of long-lived assets	—	24.2
Earnings (loss) from operations	64.9	(4.8)
Other costs
Interest and foreign exchange	23.2	19.6
Earnings (loss) before income tax and earnings from unconsolidated affiliates	41.7	(24.4)
Income tax (expense) benefit	(10.0)	3.8
Earnings (loss) before earnings from unconsolidated affiliates	31.7	(20.6)
Earnings from unconsolidated affiliates	1.5	3.3
Net earnings (loss)	33.2	(17.3)
Net (earnings) loss attributable to noncontrolling interest	(2.0)	0.6
Net earnings (loss) attributable to Greenbrier	$31.2	$(16.7)
Basic earnings (loss) per common share	$1.00	$(0.51)
Diluted earnings (loss) per common share	$0.96	$(0.51)
Weighted average common shares:
Basic	31,025	32,719
Diluted	32,782	32,719

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions, unaudited)

	Three Months Ended November 30,
	2023	2022
Net earnings (loss)	$33.2	$(17.3)

Other comprehensive income (loss)
Translation adjustment	—	5.5
Reclassification of derivative financial instruments recognized in net earnings (loss)[1]	(3.5)	(0.5)
Unrealized gain on derivative financial instruments[2]	4.3	8.9
Other (net of tax effect)	0.1	—
	0.9	13.9
Comprehensive income (loss)	34.1	(3.4)
Comprehensive (income) loss attributable to noncontrolling interest	(2.0)	0.6
Comprehensive income (loss) attributable to Greenbrier	$32.1	$(2.8)

1 Net of tax effect of $0.9 million and $0.3 million for the three months ended November 30, 2023 and 2022, respectively.

2 Net of tax effect of $(1.0 million) and $(3.0 million) for the three months ended November 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Equity

(In millions, except per share amounts, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2023	30.9	$364.4	$897.5	$(7.3)	$1,254.6	$155.6	$1,410.2	$55.6
Net earnings	—	—	31.2	—	31.2	1.1	32.3	0.9
Other comprehensive income, net	—	—	—	0.9	0.9	—	0.9	—
Noncontrolling interest adjustments	—	—	—	—	—	0.4	0.4	—
Restricted stock awards (net of cancellations)	0.2	10.4	—	—	10.4	—	10.4	—
Unamortized restricted stock	—	(15.6)	—	—	(15.6)	—	(15.6)	—
Stock based compensation expense	—	3.4	—	—	3.4	—	3.4	—
Repurchase of stock	—	(1.3)	—	—	(1.3)	—	(1.3)	—
Cash dividends ($0.30 per share)	—	—	(9.6)	—	(9.6)	—	(9.6)	—
Balance November 30, 2023	31.1	$361.3	$919.1	$(6.4)	$1,274.0	$157.1	$1,431.1	$56.5

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2022	32.6	$424.8	$897.7	$(45.6)	$1,276.9	$152.2	$1,429.1	$27.7
Net loss	—	—	(16.7)	—	(16.7)	(0.6)	(17.3)	—
Other comprehensive income, net	—	—	—	13.9	13.9	—	13.9	—
Noncontrolling interest adjustments	—	—	—	—	—	5.5	5.5	—
Restricted stock awards (net of cancellations)	0.2	8.5	—	—	8.5	—	8.5	—
Unamortized restricted stock	—	(10.9)	—	—	(10.9)	—	(10.9)	—
Stock based compensation expense	—	3.2	—	—	3.2	—	3.2	—
Joint venture partner distribution declared	—	—	—	—	—	(5.0)	(5.0)	—
Cash dividends ($0.27 per share)	—	—	(9.1)	—	(9.1)	—	(9.1)	—
Balance November 30, 2022	32.8	$425.6	$871.9	$(31.7)	$1,265.8	$152.1	$1,417.9	$27.7

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Cash Flows

(In millions, unaudited)

	Three Months Ended November 30,
	2023	2022
Cash flows from operating activities
Net earnings (loss)	$33.2	$(17.3)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Deferred income taxes	(29.3)	(19.0)
Depreciation and amortization	26.8	26.0
Net loss (gain) on disposition of equipment	0.1	(3.3)
Stock based compensation expense	3.4	3.2
Impairment of long-lived assets	—	24.2
Noncontrolling interest adjustments	0.4	5.5
Other	0.9	0.9
Decrease (increase) in assets:
Accounts receivable, net	72.6	8.1
Income tax receivable	31.7	10.9
Inventories	(61.6)	(56.3)
Leased railcars for syndication	(20.0)	(195.3)
Other assets	4.9	(7.0)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(103.2)	(53.7)
Deferred revenue	(4.6)	17.6
Net cash used in operating activities	(44.7)	(255.5)
Cash flows from investing activities
Proceeds from sales of assets	0.4	13.8
Capital expenditures	(68.3)	(57.0)
Investments in and advances to / repayments from unconsolidated affiliates	—	0.9
Cash distribution from unconsolidated affiliates and other	0.6	(0.7)
Net cash used in investing activities	(67.3)	(43.0)
Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	31.0	(83.4)
Proceeds from revolving notes with maturities longer than 90 days	90.1	110.0
Repayments of revolving notes with maturities longer than 90 days	(139.9)	(35.0)
Proceeds from issuance of notes payable	178.6	41.0
Repayments of notes payable	(9.7)	(9.2)
Debt issuance costs	(2.5)	—
Repurchase of stock	(1.3)	—
Dividends	(10.3)	(9.3)
Cash distribution to joint venture partner	—	(2.5)
Tax payments for net share settlement of restricted stock	(5.2)	(2.3)
Net cash provided by financing activities	130.8	9.3
Effect of exchange rate changes	(0.2)	10.6
Increase (decrease) in Cash and cash equivalents and Restricted cash	18.6	(278.6)
Cash and cash equivalents and restricted cash
Beginning of period	302.7	559.1
End of period	$321.3	$280.5
Balance sheet reconciliation
Cash and cash equivalents	$307.3	$263.3
Restricted cash	14.0	17.2
Total cash and cash equivalents and restricted cash as presented above	$321.3	$280.5
Cash paid during the period for
Interest	$22.4	$18.0
Income taxes paid, net	$7.9	$7.6
Non-cash activity
Transfers between Leased railcars for syndication and Inventories and Equipment on operating leases, net	$50.7	$33.3
Capital expenditures accrued in Accounts payable and accrued liabilities	$4.5	$3.9
Change in Accounts payable and accrued liabilities associated with dividends declared	$(0.7)	$(0.2)
Change in Accounts payable and accrued liabilities associated with cash distributions to joint venture partner	$—	$2.5

The accompanying notes are an integral part of these financial statements

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) as of November 30, 2023 and for the three months ended November 30, 2023 and 2022 have been prepared to reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. All references to years refer to the fiscal years ended August 31st unless otherwise noted. The results of operations for the three months ended November 30, 2023 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2024.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these unaudited financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2023.

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

Share Repurchase Program – The Board of Directors has authorized the Company to repurchase in aggregate up to $100.0 million of the Company’s common stock. The program may be modified, suspended, or discontinued at any time without prior notice and currently has an expiration date of January 31, 2025. Under the share repurchase program, shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. The timing and amount of purchases is based upon market conditions, securities law limitations and other factors.

During the three months ended November 30, 2023, the Company purchased a total of 38 thousand shares for $1.3 million. As of November 30, 2023, the amount remaining for repurchase under the share repurchase program was $45.1 million. There were no shares repurchased under the share repurchase program during the three months ended November 30, 2022.

Reclassifications - Certain immaterial reclassifications have been made to the accompanying prior year Condensed Consolidated Financial Statements to conform to the current year presentation.

Recent Accounting Pronouncements

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures of significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application to all periods presented upon adoption. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2023-07 will have on its consolidated financial statements and disclosures.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2023-09 will have on its consolidated financial statements and disclosures.

Note 2 – Revenue Recognition

Contract balances

Contract assets primarily consist of work completed for railcar maintenance but not billed at the reporting date. Contract liabilities primarily consist of customer prepayments for manufacturing and other management-type services, for which the Company has not yet satisfied the related performance obligations.

The contract balances are as follows:

(in millions)	Balance sheet classification	November 30, 2023	August 31, 2023	$ change
Contract assets	Accounts Receivable	$1.1	$0.1	$1.0
Contract assets	Inventories	$9.3	$7.0	$2.3
Contract liabilities (1)	Deferred revenue	$39.1	$43.3	$(4.2)

(1) Contract liabilities balance includes deferred revenue within the scope of Revenue from Contracts with Customers (Topic 606).

For the three months ended November 30, 2023, the Company recognized $6.5 million of revenue that was included in Contract liabilities as of August 31, 2023.

Performance obligations

As of November 30, 2023, the Company has entered into contracts with customers for which revenue has not yet been recognized. The following table outlines estimated revenue related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(in millions)	November 30, 2023
Revenue type:
Manufacturing – Railcar sales	$2,779.0
Manufacturing – Sustainable conversions	$40.0
Management services	$128.4
Other	$10.5

Based on current production and delivery schedules and existing contracts, approximately $1.6 billion of Railcar sales are expected to be recognized in the remaining nine months of 2024 while the remaining amount is expected to be recognized through 2026. The table above excludes estimated revenue to be recognized at the Company’s Brazilian manufacturing operations, as they are accounted for under the equity method.

Sustainable conversions represent orders to modernize existing railcars and are expected to be recognized in 2024.

Management services includes management and maintenance services of which approximately 54% are expected to be performed through 2028 and the remaining amount through 2037.

Note 3 – Inventories

The following table summarizes the Company’s Inventories balance:

(in millions)	November 30, 2023	August 31, 2023
Manufacturing supplies and raw materials	$631.4	$638.2
Work-in-process	129.6	138.2
Finished goods	138.4	64.4
Excess and obsolete adjustment	(15.8)	(17.2)
	$883.6	$823.6

Note 4 – Intangibles and Other Assets, net

The following table summarizes the Company’s identifiable Intangibles and other assets, net balance:

(in millions)	November 30, 2023	August 31, 2023
Intangible assets subject to amortization:
Customer relationships	$87.5	$87.5
Accumulated amortization	(69.9)	(69.1)
Other intangibles	42.4	43.0
Accumulated amortization	(22.9)	(22.3)
	37.1	39.1
Intangible assets not subject to amortization	2.3	2.3
Prepaid and other assets	49.2	56.4
Operating lease right-of-use assets	71.0	70.6
Nonqualified savings plan investments	48.4	47.7
Debt issuance costs, net	7.1	6.3
Assets held for sale	0.3	0.3
Deferred tax assets	33.5	33.1
	$248.9	$255.8

Note 5 – Revolving Notes

Senior secured credit facilities aggregated to $1.4 billion as of November 30, 2023. The Company had an aggregate of $355.2 million available to draw down under credit facilities as of November 30, 2023. This amount consists of $280.8 million available on the North American credit facility, $19.4 million on the European credit facilities and $55.0 million on the Mexican credit facilities.

Nonrecourse credit facilities

GBX Leasing – As of November 30, 2023, a $550.0 million nonrecourse warehouse credit facility existed to support the operations of GBX Leasing. Advances under this facility bear interest at the Secured Overnight Financing Rate (SOFR) plus 1.85% plus 0.11% as a SOFR adjustment. Interest rate swap agreements cover approximately 99% of the outstanding balance to swap the floating interest rate to a fixed rate. The warehouse credit facility converts to a term loan in August 2025 and matures in August 2027.

Other credit facilities

North America – As of November 30, 2023, a $600.0 million revolving line of credit, maturing August 2026, secured by substantially all the Company’s U.S. assets not otherwise pledged as security for term loans or the warehouse credit facility, existed to provide working capital and interim financing of equipment, principally for the Company’s U.S. and Mexican operations. Advances under this North American credit facility bear interest at SOFR plus 1.50% plus 0.10% as a SOFR adjustment or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

Europe – As of November 30, 2023, lines of credit totaling $63.7 million secured by certain of the Company’s European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.6% and Euro Interbank Offered Rate (EURIBOR) plus 1.9%, were available for working capital needs of the Company’s European manufacturing operations. The European lines of credit include $21.9 million which is guaranteed by the Company. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from June 2024 through November 2025.

Mexico – As of November 30, 2023, the Company’s Mexican railcar manufacturing operations had lines of credit totaling $185.0 million for working capital needs, $85.0 million of which the Company and its joint venture partner have each guaranteed 50%. Advances under these facilities bear interest at variable rates that range from SOFR plus 2.55% to SOFR plus 4.25%. The Mexican credit facilities have maturities that range from June 2024 through October 2026.

Revolving notes consisted of the following balances:

(in millions)	November 30, 2023	August 31, 2023
Nonrecourse credit facility balances
GBX Leasing	$65.1	$139.9
Other credit facility balances
North America	40.0	—
Europe	44.3	47.2
Mexico	130.0	110.0
Total Revolving notes	$279.4	$297.1

Outstanding commitments under the North American credit facility included letters of credit which totaled $6.4 million and $4.9 million as of November 30, 2023 and August 31, 2023, respectively.

Note 6 – Accounts Payable and Accrued Liabilities

(in millions)	November 30, 2023	August 31, 2023
Trade payables	$324.2	$396.8
Accrued payroll and related liabilities	129.4	158.6
Accrued liabilities and other	85.7	87.3
Operating lease liabilities	72.3	72.2
Accrued warranty	24.0	25.6
Income taxes payable	5.3	3.0
	$640.9	$743.5

Note 7 – Warranty Accruals

Warranty accruals are included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. Warranty accrual activity consisted of the following:

	Three Months Ended November 30,
(in millions)	2023	2022
Balance at beginning of period	$25.6	$24.0
Charged to cost of revenue, net	3.6	1.2
Payments	(5.6)	(1.6)
Currency translation effect	0.4	0.1
Balance at end of period	$24.0	$23.7

Note 8 – Notes Payable, net

(In millions)	November 30, 2023	August 31, 2023
Leasing nonrecourse term loans	$813.0	$640.2
Senior term debt	262.7	266.4
2.875% Convertible senior notes, due 2028	373.8	373.8
2.875% Convertible senior notes, due 2024	47.7	47.7
Other notes payable	1.7	1.8
	$1,498.9	$1,329.9
Debt discount and issuance costs	(19.5)	(18.2)
	$1,479.4	$1,311.7

Leasing nonrecourse term loans include:

•
$343.0 million of nonrecourse senior term debt, which is secured by a pool of leased railcars. The principal balance as of November 30, 2023 was $329.7 million.

•
$501.8 million of Asset-backed term notes, as discussed below. The principal balance as of November 30, 2023 was $483.3 million.

Terms and conditions, including recourse and nonrecourse provisions and scheduled maturities, and other long-term debt are described in Note 13 of our 2023 Annual Report on Form 10-K.

Asset-backed term notes

GBX Leasing 2022-1 LLC (GBXL I) was formed as a wholly owned special purpose entity of GBX Leasing to securitize the leasing assets of GBX Leasing. On November 20, 2023, GBXL I (Issuer) issued $178.5 million of term notes secured by a portfolio of railcars and associated operating leases and other assets, acquired and owned by GBXL I (the GBXL I Series 2023-1 Notes). Issued debt of GBXL I as of November 30, 2023 includes the $323.3 million GBXL I Series 2022-1 Notes, as described in Note 3 of our 2023 Annual Report on Form 10-K, and the GBXL I Series 2023-1 Notes, collectively the GBXL Notes. GBX Leasing used the net proceeds received from the issuance of the term notes to pay down the GBX Leasing warehouse credit facility.

The GBXL I Series 2023-1 Notes (the 2023 GBXL Notes) includes $158.9 million of GBXL I Series 2023-1 Class A Secured Railcar Equipment Notes (2023 Class A Notes) and $19.6 million of GBXL I Series 2023-1 Class B Secured Railcar Equipment Notes (2023 Class B Notes). The 2023 GBXL Notes bear interest at fixed rates of 6.42% and 7.28% for the 2023 Class A Notes and 2023 Class B Notes, respectively. The 2023 GBXL Notes are payable monthly and have a legal maturity date of November 20, 2053. The Company incurred $2.2 million in debt issuance costs, which will be amortized to interest expense through the expected repayment period. Both 2023 Class A and Class B Notes have an anticipated repayment date of November 20, 2030 and a legal maturity date. While the legal maturity date is in 2053, the cash flows generated from the railcar assets will pay down the 2023 GBXL Notes in line with the agreement, which based on expected cash flow payments, would result in repayment in advance of the legal maturity date. If the principal amount of the 2023 GBXL Notes has not been repaid in full by the anticipated repayment date, then the Issuer will also be required to pay additional interest to the holders at a rate equal to 4.00% per annum.

The GBXL Notes are obligations of the Issuer only and are nonrecourse to Greenbrier. The GBXL Notes are subject to a Master Indenture between the Issuer and U.S. Bank Trust Company, National Association, as trustee, as supplemented by the Series 2022-1 Supplement dated February 9, 2022 and the Series 2023-1 Supplement dated November 20, 2023. The GBXL Notes may be subject to acceleration upon the occurrence of certain events of default. On November 20, 2023, the Issuer established a liquidity facility for the GBXL Notes under a revolving credit agreement and thereby released the funds held as Restricted cash within the liquidity reserve account.

The following table summarizes the Issuer's net carrying amount of the debt and related assets.

(in millions)	November 30, 2023	August 31, 2023
Assets
Restricted cash	$—	$6.7
Equipment on operating leases, net	$657.4	$388.9
Liabilities
Notes payable, net	$475.8	$302.1

Note 9 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(in millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2023	$27.0	$(32.1)	$(2.2)	$(7.3)
Other comprehensive gain before reclassifications	4.3	—	0.1	4.4
Amounts reclassified from Accumulated other comprehensive loss	(3.5)	—	—	(3.5)
Balance, November 30, 2023	$27.8	$(32.1)	$(2.1)	$(6.4)

The amounts reclassified out of Accumulated other comprehensive loss into the Condensed Consolidated Statements of Operations, with financial statement caption, were as follows:

	Three Months Ended November 30,
(in millions)	2023	2022	Financial Statement Caption
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$(0.1)	$0.2	Revenue and Cost of revenue
Interest rate swap contracts	(4.3)	(1.0)	Interest and foreign exchange
	(4.4)	(0.8)	Total before tax
	0.9	0.3	Tax expense
	$(3.5)	$(0.5)	Net of tax

Note 10 – Earnings (Loss) Per Share

The shares used in the computation of basic and diluted earnings (loss) per common share are reconciled as follows:

	Three Months Ended November 30,
(In thousands)	2023	2022
Weighted average basic common shares outstanding	31,025	32,719
Dilutive effect of 2.875% convertible notes due 2024 (1)	826	—
Dilutive effect of 2.875% convertible notes due 2028 (2) (3)	—	—
Dilutive effect of restricted stock units (2) (4)	931	—
Weighted average diluted common shares outstanding	32,782	32,719

(1) The dilutive effect of the 2.875% Convertible notes due 2024 was excluded for the three months ended November 30, 2022 as they were considered anti-dilutive under the “if converted” method as further discussed below.

(2) The dilutive effect of common stock equivalents was excluded from the share calculation for the three months ended November 30, 2022 due to a net loss.

(3) The dilutive effect of the 2.875% Convertible notes due 2028 was excluded for the three months ended November 30, 2023 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive. As these notes require cash settlement for the principal, only a premium is potentially dilutive under the "if converted" method as further discussed below.

(4) Restricted stock units and restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved, are included in weighted average diluted common shares outstanding when the Company is in a net earnings position.

Basic earnings (loss) per common share (EPS) is computed by dividing Net earnings (loss) attributable to Greenbrier by weighted average basic common shares outstanding.

For the three months ended November 30, 2023, diluted EPS was calculated using the more dilutive of two methods. The first method includes the dilutive effect, using the treasury stock method, associated with restricted stock units and performance based restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved. The second method supplements the first by also including the “if converted” effect of the 2.875% Convertible notes due 2024 and shares underlying the 2.875% Convertible notes due 2028, when there is a conversion premium. Under the “if converted” method, debt issuance and interest costs, both net of tax, associated with the convertible notes due 2024 are added back to net earnings and the share count is increased by the shares underlying the convertible notes. The dilutive effect of common stock equivalents was excluded from the share calculation for the three months ended November 30, 2022 due to a net loss.

	Three Months Ended November 30,
(in millions, except number of shares which are reflected in thousands, and per share amounts)	2023		2022
Net earnings (loss) attributable to Greenbrier	$31.2		$(16.7)
Weighted average basic common shares outstanding	31,025		32,719
Basic earnings (loss) per share	$1.00		$(0.51)

Net earnings (loss) attributable to Greenbrier	$31.2		$(16.7)
Add back:
Interest and debt issuance costs on the 2.875% convertible notes due 2024, net of tax	0.3		n/a
Earnings before interest and debt issuance costs on the 2.875% convertible notes due 2024	$31.5		n/a
Weighted average diluted common shares outstanding	32,782		32,719
Diluted earnings (loss) per share	$0.96	(1)	$(0.51)

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

At November 30, 2023 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $126.9 million. The fair value of the contracts is included on the Condensed Consolidated Balance Sheets as Accounts payable and accrued liabilities when in a loss position, or as Accounts receivable, net when in a gain position. As the contracts mature at various dates through September 2025, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At November 30, 2023 exchange rates, approximately $2.0 million would be reclassified to revenue or cost of revenue in the next year.

At November 30, 2023, interest rate swap agreements maturing from June 2024 through January 2032 had notional amounts that aggregated to $590.5 million. The fair value of the contracts is included on the Condensed Consolidated Balance Sheets in Accounts payable and accrued liabilities when in a loss position, or in Accounts receivable, net when in a gain position. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At November 30, 2023 interest rates, approximately $14.1 million of gain would be reclassified to interest expense in the next year.

Fair Values of Derivative Instruments

(in millions)

	Asset Derivatives			Liability Derivatives
		November 30, 2023	August 31, 2023		November 30, 2023	August 31, 2023
	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$5.1	$2.5	Accounts payable and accrued liabilities	$0.1	$0.1
Interest rate swap contracts	Accounts receivable, net	33.4	34.9	Accounts payable and accrued liabilities	—	0.1
		$38.5	$37.4		$0.1	$0.2
Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$—	$0.5	Accounts payable and accrued liabilities	$—	$—

The Effect of Derivative Instruments on the Statements of Operations

(in millions)

Three Months Ended November 30, 2023 and 2022

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives three months ended November 30,
		2023	2022
Foreign forward exchange contract	Interest and foreign exchange	$0.2	$—

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives three months ended November 30,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income three months ended November 30,		Location of gain (loss) on derivatives (amount excluded from effectiveness testing)	Gain (loss) recognized on derivatives (amount excluded from effectiveness testing) three months ended November 30,
	2023	2022		2023	2022		2023	2022
Foreign forward exchange contracts	$2.4	$1.5	Revenue	$0.2	$(0.4)	Revenue	$0.6	$0.3
Foreign forward exchange contracts	(0.2)	0.3	Cost of revenue	(0.1)	0.2	Cost of revenue	0.3	0.1
Interest rate swap contracts	3.1	10.4	Interest and foreign exchange	4.3	1.0	Interest and foreign exchange	—	—
	$5.3	$12.2		$4.4	$0.8		$0.9	$0.4

The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of the cash flow hedges are recorded and the effects of the cash flow hedge activity on these line items for the three months ended November 30, 2023 and 2022:

	For the Three Months Ended November 30,
	2023		2022
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$808.8	$0.2	$766.5	$(0.4)
Cost of revenue	$687.5	$(0.1)	$697.0	$0.2
Interest and foreign exchange	$23.2	$4.3	$19.6	$1.0

Note 12 – Segment Information

The Company operates in three reportable segments: Manufacturing; Maintenance Services; and Leasing & Management Services.

The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2023. Performance is evaluated based on Earnings (loss) from operations. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. The Company does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes. Intersegment sales and transfers are valued as if the sales or transfers were to third parties. Related revenue and margin are eliminated in consolidation and therefore are not included in consolidated results in the Company’s Consolidated Financial Statements.

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

For the three months ended November 30, 2023:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$675.9	$58.5	$734.4	$54.3	$4.7	$59.0
Maintenance Services	83.8	9.2	93.0	10.6	—	10.6
Leasing & Management Services	49.1	0.2	49.3	26.3	—	26.3
Eliminations	—	(67.9)	(67.9)	—	(4.7)	(4.7)
Corporate	—	—	—	(26.3)	—	(26.3)
	$808.8	$—	$808.8	$64.9	$—	$64.9

For the three months ended November 30, 2022:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$646.5	$44.5	$691.0	$(3.4)	$4.0	$0.6
Maintenance Services	85.5	8.5	94.0	5.5	—	5.5
Leasing & Management Services	34.5	0.2	34.7	15.6	—	15.6
Eliminations	—	(53.2)	(53.2)	—	(4.0)	(4.0)
Corporate	—	—	—	(22.5)	—	(22.5)
	$766.5	$—	$766.5	$(4.8)	$—	$(4.8)

	Total assets
(in millions)	November 30, 2023	August 31, 2023
Manufacturing	$1,799.3	$1,847.0
Maintenance Services	311.3	294.4
Leasing & Management Services	1,537.6	1,458.1
Unallocated, including cash	366.5	378.9
	$4,014.7	$3,978.4

Reconciliation of Earnings (loss) from operations to Earnings (loss) before income tax and earnings from unconsolidated affiliates:

	Three Months Ended November 30,
(in millions)	2023	2022
Earnings (loss) from operations	$64.9	$(4.8)
Interest and foreign exchange	23.2	19.6
Earnings (loss) before income tax and earnings from unconsolidated affiliates	$41.7	$(24.4)

Note 13 – Leases

Lessor

Equipment on operating leases is reported net of accumulated depreciation of $74.9 million and $68.0 million as of November 30, 2023 and August 31, 2023, respectively. Depreciation expense was $7.8 million and $6.0 million for the three months ended November 30, 2023 and 2022, respectively. In addition, certain railcar equipment leased-in by the Company on operating leases is subleased to customers under non-cancelable operating leases with lease terms ranging from one to approximately thirteen years. Operating lease rental revenues included in the Company’s Condensed Consolidated Statements of Operations for the three months ended November 30, 2023 and 2022 was $27.7 million and $19.6 million, respectively, which included $5.4 million and $4.8 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements.

Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases at November 30, 2023, will mature as follows:

(in millions)
Remaining nine months of 2024	$65.9
2025	79.1
2026	71.5
2027	63.9
2028	49.4
Thereafter	98.8
$428.6

Lessee

The Company leases railcars, real estate, and certain equipment under operating and, to a lesser extent, finance lease arrangements. As of and for the three months ended November 30, 2023 and 2022, finance leases were not a material component of the Company's lease portfolio. The Company’s real estate and equipment leases have remaining lease terms ranging from less than one year to 75 years, with some including options to extend up to 8 years. The Company recognizes a lease liability and corresponding right-of-use (ROU) asset based on the present value of lease payments. To determine the present value of lease payments, as most of its leases do not provide a readily determinable implicit rate, the Company’s incremental borrowing rate is used to discount the lease payments based on information available at lease commencement date. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when estimating its incremental borrowing rate.

The components of operating lease costs were as follows:

	Three Months Ended November 30,
(in millions)	2023	2022
Operating lease expense	$4.2	$3.1
Short-term lease expense	1.7	1.9
Total	$5.9	$5.0

Aggregate minimum future amounts payable under operating leases having initial or remaining non-cancelable terms at November 30, 2023, will mature as follows:

(in millions)
Remaining nine months of 2024	$11.6
2025	13.6
2026	12.3
2027	9.5
2028	8.6
Thereafter	23.5
Total lease payments	$79.1
Less: Imputed interest	(6.8)
Total lease obligations	$72.3

The table below presents additional information related to the Company’s leases:

Weighted average remaining lease term (years):
Operating leases	10.7

Weighted average discount rate:
Operating leases	2.4%

Supplemental cash flow information related to leases were as follows:

(in millions)	Three Months Ended November 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4.6
ROU assets obtained in exchange for new operating lease liabilities	$2.1

Note 14 – Commitments and Contingencies

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

As of November 30, 2023, the Company had outstanding letters of credit aggregating to $6.4 million associated with performance guarantees, facility leases and workers compensation insurance.

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

Assets and liabilities measured at fair value on a recurring basis as of November 30, 2023 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$38.5	$—	$38.5	$—
Nonqualified savings plan investments	48.4	48.4	—	—
Cash equivalents	51.6	51.6	—	—
	$138.5	$100.0	$38.5	$—
Liabilities:
Derivative financial instruments	$0.1	$—	$0.1	$—

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2023 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$37.9	$—	$37.9	$—
Nonqualified savings plan investments	47.7	47.7	—	—
Cash equivalents	51.2	51.2	—	—
	$136.8	$98.9	$37.9	$—
Liabilities:
Derivative financial instruments	$0.2	$—	$0.2	$—

(1)
Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 11 - Derivative Instruments for further discussion.

Note 16 – Related Party Transactions

The Company has a 41.9% interest in Axis, LLC (Axis), a joint venture. The Company purchased $2.3 million and $2.7 million of railcar components from Axis for the three months ended November 30, 2023 and 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in three reportable segments: Manufacturing; Maintenance Services; and Leasing & Management Services. Our segments are operationally integrated. The Manufacturing segment, which currently operates from facilities in the U.S., Mexico, Poland, and Romania, produces freight railcars, tank cars, intermodal railcars and automotive railcar products. The Maintenance Services segment performs wheel and axle servicing, railcar maintenance and produces a variety of parts for the rail industry in North America. The Leasing & Management Services segment owns approximately 14,100 railcars as of November 30, 2023. We also provide management services for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil.

Management identifies the following trends which continue to impact our business and our results for the three months ended November 30, 2023. Overall, demand in the marketplace remains strong for our products and services. Supply chain challenges, rail service congestion, inflation, high interest rates, and labor shortages continue to impact our business. Despite the continued challenging operating environment, we accomplished the following during the quarter ended November 30, 2023:

•
Revenue increased by $42.3 million and 5.5% compared to the same period last year driven by a 15.6% increase in railcar deliveries.
•
Margin has improved $51.8 million and 74.5% compared to the same period last year driven by a 15.6% increase in railcar deliveries, improved operating efficiencies across the business and favorable product mix.
•
Net earnings attributable to Greenbrier increased $47.9 million compared to the same period last year driven in part by operating efficiencies in connection with the optimization of our industrial footprint to support our strategic plan discussed below.

As we continue to execute on our strategic plan, we remain focused on increasing recurring revenue, expanding our aggregate gross margin, and raising our return on invested capital.

Our backlog remains strong with railcar deliveries into 2026. Our railcar backlog was 29,700 units with an estimated value of $3.8 billion as of November 30, 2023. Our backlog includes $880 million of railcars intended for syndication which are supported by lease agreements with external customers and may be syndicated to third parties or held in our lease fleet depending on a variety of factors. Multi-year supply agreements are a part of rail industry practice. A portion of the orders included in backlog reflects an assumed product mix. Under terms of the orders, the exact mix and pricing will be determined in the future, which may impact backlog. Approximately 3% of backlog units and estimated backlog value as of November 30, 2023 was associated with our Brazilian manufacturing operations which is accounted for under the equity method.

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

As described in Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2023 the items described above may have a material negative impact on our business, liquidity, results of operations and stock price. Beyond these general observations, we are unable to predict when, how, or with what magnitude these items will impact our business.

Three Months Ended November 30, 2023 Compared to the Three Months Ended November 30, 2022

Overview

Revenue, Cost of revenue, Margin and Earnings (loss) from operations (operating profit or loss) presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three Months Ended November 30,
(in millions, except per share amounts)	2023	2022
Revenue:
Manufacturing	$675.9	$646.5
Maintenance Services	83.8	85.5
Leasing & Management Services	49.1	34.5
	808.8	766.5
Cost of revenue:
Manufacturing	600.9	604.5
Maintenance Services	71.6	79.6
Leasing & Management Services	15.0	12.9
	687.5	697.0
Margin:
Manufacturing	75.0	42.0
Maintenance Services	12.2	5.9
Leasing & Management Services	34.1	21.6
	121.3	69.5
Selling and administrative	56.3	53.4
Net loss (gain) on disposition of equipment	0.1	(3.3)
Impairment of long-lived assets	—	24.2
Earnings (loss) from operations	64.9	(4.8)
Interest and foreign exchange	23.2	19.6
Earnings (loss) before income tax and earnings from unconsolidated affiliates	41.7	(24.4)
Income tax (expense) benefit	(10.0)	3.8
Earnings (loss) before earnings from unconsolidated affiliates	31.7	(20.6)
Earnings from unconsolidated affiliates	1.5	3.3
Net earnings (loss)	33.2	(17.3)
Net (earnings) loss attributable to noncontrolling interest	(2.0)	0.6
Net earnings (loss) attributable to Greenbrier	$31.2	$(16.7)
Diluted earnings (loss) per common share	$0.96	$(0.51)

Performance for our segments is evaluated based on operating profit or loss. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Three Months Ended November 30,
(in millions)	2023	2022
Operating profit (loss):
Manufacturing	$54.3	$(3.4)
Maintenance Services	10.6	5.5
Leasing & Management Services	26.3	15.6
Corporate	(26.3)	(22.5)
	$64.9	$(4.8)

Consolidated Results

	Three Months Ended November 30,		Increase	%
(in millions)	2023	2022	(Decrease)	Change
Revenue	$808.8	$766.5	$42.3	5.5%
Cost of revenue	$687.5	$697.0	$(9.5)	(1.4%)
Margin (%)	15.0%	9.1%	5.9%	*
Net earnings (loss) attributable to Greenbrier	$31.2	$(16.7)	$47.9	*

* Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 5.5% increase in revenue for the three months ended November 30, 2023 as compared to the three months ended November 30, 2022 was primarily due to a 4.5% increase in Manufacturing revenue and 42.3% increase in Leasing and Management Services revenue. The increases were primarily driven by higher deliveries and syndication activity during the three months ended November 30, 2023 partially offset by a lower average selling price due to a change in product mix when compared to the prior comparable period.

The 1.4% decrease in cost of revenue for the three months ended November 30, 2023 as compared to the three months ended November 30, 2022 was primarily due to a 0.6% decrease in Manufacturing cost of revenue. The decrease in Manufacturing cost of revenue was primarily attributed to operating efficiencies and a change in product mix within our Manufacturing segment when compared to the prior comparable period.

Margin as a percentage of revenue was 15.0% and 9.1% for the three months ended November 30, 2023 and 2022, respectively. The overall margin as a percentage of revenue was positively impacted by operating efficiencies and favorable product mix within our Manufacturing segment as well as improved pricing at our Maintenance Services segment.

The $47.9 million increase in Net earnings attributable to Greenbrier for the three months ended November 30, 2023 as compared to the three months ended November 30, 2022 was primarily due to:

•
An increase in Margin for the three months ended November 30, 2023 primarily due to higher railcar deliveries, an increase in syndication revenue and operating efficiencies.
•
A $24.2 million impairment of long-lived assets at our Gunderson facility during the three months ended November 30, 2022.

These were partially offset by higher income tax expense associated with improved earnings during the three months ended November 30, 2023.

Manufacturing Segment

	Three Months Ended November 30,		Increase	%
(In millions, except railcar deliveries)	2023	2022	(Decrease)	Change
Revenue	$675.9	$646.5	$29.4	4.5%
Cost of revenue	$600.9	$604.5	$(3.6)	(0.6%)
Margin (%)	11.1%	6.5%	4.6%	*
Operating profit (loss) ($)	$54.3	$(3.4)	$57.7	*
Operating profit (loss) (%)	8.0%	(0.5%)	8.5%	*
Deliveries	5,200	4,500	700	15.6%

* Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of freight railcars and from the conversion of existing railcars through our facilities in North America and Europe.

Manufacturing revenue increased $29.4 million or 4.5% for the three months ended November 30, 2023 compared to the three months ended November 30, 2022. The increase in revenue was primarily attributed to a 15.6% increase in railcar deliveries and higher syndications partially offset by a lower average selling price due to a change in product mix when compared to the prior comparable period.

Manufacturing cost of revenue decreased $3.6 million or 0.6% for the three months ended November 30, 2023 compared to the three months ended November 30, 2022. The decrease in cost of revenue was primarily attributed to operating efficiencies and a change in product mix during the three months ended November 30, 2023.

Manufacturing margin as a percentage of revenue increased 4.6% for the three months ended November 30, 2023 compared to the three months ended November 30, 2022. The increase in margin percentage for the three months ended November 30, 2023 was primarily attributed to operating efficiencies and favorable product mix during the three months ended November 30, 2023.

Manufacturing operating profit increased $57.7 million for the three months ended November 30, 2023 compared to the three months ended November 30, 2022. The increase in operating profit was primarily attributed to improved Margin during the three months ended November 30, 2023 as well as an impairment loss during the three months ended November 30, 2022.

Maintenance Services Segment

	Three Months Ended November 30,		Increase	%
(in millions)	2023	2022	(Decrease)	Change
Revenue	$83.8	$85.5	$(1.7)	(2.0%)
Cost of revenue	$71.6	$79.6	$(8.0)	(10.1%)
Margin (%)	14.6%	6.9%	7.7%	*
Operating profit ($)	$10.6	$5.5	$5.1	92.7%
Operating profit (%)	12.6%	6.4%	6.2%	*

* Not meaningful

Our Maintenance Services segment primarily generates revenue from railcar component manufacturing and servicing and from providing railcar maintenance services.

Maintenance Services revenue decreased $1.7 million or 2.0% for the three months ended November 30, 2023 compared to the three months ended November 30, 2022. The decrease was primarily attributed to lower volumes with higher average selling price.

Maintenance Services cost of revenue decreased $8.0 million or 10.1% for the three months ended November 30, 2023 compared to the three months ended November 30, 2022. The decrease was primarily due to operating efficiencies.

Maintenance Services margin as a percentage of revenue increased 7.7% for the three months ended November 30, 2023 compared to the three months ended November 30, 2022. The increase in margin percentage was primarily attributed to improved pricing and operating efficiencies.

Maintenance Services operating profit increased $5.1 million for the three months ended November 30, 2023 compared to the three months ended November 30, 2022. The increase in operating profit was primarily attributed to improved pricing and operating efficiencies.

Leasing & Management Services Segment

	Three Months Ended November 30,		Increase	%
(in millions)	2023	2022	(Decrease)	Change
Revenue	$49.1	$34.5	$14.6	42.3%
Cost of revenue	$15.0	$12.9	$2.1	16.3%
Margin (%)	69.5%	62.6%	6.9%	*
Operating profit ($)	$26.3	$15.6	$10.7	68.6%
Operating profit (%)	53.6%	45.2%	8.4%	*

* Not meaningful

Our Leasing & Management Services segment generates revenue from leasing railcars from our lease fleet, providing various management services, syndication revenue associated with leases attached to new railcar sales, and interim rent on leased railcars for syndication.

Leasing & Management Services revenue increased $14.6 million or 42.3% for the three months ended November 30, 2023 compared to the three months ended November 30, 2022. The increase was primarily attributed to higher syndication activity and higher lease rents due to a larger fleet and improved lease rates.

Leasing & Management Services cost of revenue increased $2.1 million or 16.3% for the three months ended November 30, 2023 compared to the three months ended November 30, 2022. The increase was primarily due to higher costs from the larger fleet.

Leasing & Management Services margin as a percentage of revenue increased 6.9% for the three months ended November 30, 2023 compared to the three months ended November 30, 2022. The increase in margin percentage was primarily attributed to higher syndication activity and lease rents.

Leasing & Management Services operating profit increased $10.7 million for the three months ended November 30, 2023 compared to the three months ended November 30, 2022. The increase was primarily attributed to higher syndication activity and improved Margin in the lease fleet for the three months ended November 30, 2023.

Selling and Administrative Expense

	Three Months Ended November 30,		Increase	%
(in millions)	2023	2022	(Decrease)	Change
Selling and administrative expense	$56.3	$53.4	$2.9	5.4%

Selling and administrative expense was $56.3 million or 7.0% of revenue for the three months ended November 30, 2023 compared to $53.4 million or 7.0% of revenue for the prior comparable period. The $2.9 million increase was primarily attributed to an increase in employee related costs.

Net Loss (Gain) on Disposition of Equipment

Net loss (gain) on disposition of equipment typically includes the sale of assets from our lease fleet (Equipment on operating leases, net) and disposition of property, plant and equipment. Assets are periodically sold in the normal course of business in order to optimize our fleet and to manage risk and liquidity.

Net loss on disposition of equipment was $0.1 million for the three months ended November 30, 2023 compared to a gain of $3.3 million for the prior comparable period. The loss during the three months ended November 30, 2023 was primarily driven by a loss on a property lease termination.

Impairment of Long-Lived Assets

The three months ended November 30, 2022 included a $24.2 million impairment of long-lived assets at our Gunderson facility.

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

	Three Months Ended November 30,		Increase
(in millions)	2023	2022	(Decrease)
Interest and foreign exchange:
Interest and other expense	$21.9	$17.8	$4.1
Foreign exchange (gain) loss	1.3	1.8	(0.5)
	$23.2	$19.6	$3.6

The $3.6 million increase in Interest and foreign exchange expense for the three months ended November 30, 2023 compared to the three months ended November 30, 2022 was partially attributed to an increase in interest expense from higher interest rates and borrowings.

Income Tax

For the three months ended November 30, 2023, we had income tax expense of $10.0 million on pre-tax income of $41.7 million for an effective tax rate of 24.0%. The effective tax rate benefited from net favorable adjustments related to our foreign subsidiaries.

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

Earnings from unconsolidated affiliates were $1.5 million and $3.3 million for the three months ended November 30, 2023 and 2022, respectively. The decrease was primarily related to lower volumes.

Noncontrolling Interest

Net earnings (loss) attributable to noncontrolling interest was earnings of $2.0 million for the three months ended November 30, 2023 compared to a loss of $0.6 million for the three months ended November 30, 2022. Net earnings (loss) attributable to noncontrolling interest primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

Liquidity and Capital Resources

	Three Months Ended November 30,
(in millions)	2023	2022
Net cash used in operating activities	$(44.7)	$(255.5)
Net cash used in investing activities	(67.3)	(43.0)
Net cash provided by financing activities	130.8	9.3
Effect of exchange rate changes	(0.2)	10.6
Increase (decrease) in Cash and cash equivalents and Restricted cash	$18.6	$(278.6)

We have been financed through cash generated from operations and borrowings. At November 30, 2023 Cash and cash equivalents and Restricted cash were $321.3 million, an increase of $18.6 million from $302.7 million at August 31, 2023.

Cash Flows From Operating Activities

The change in cash used in operating activities for the three months ended November 30, 2023 compared to the three months ended November 30, 2022 was primarily due to a change in Leased railcars for syndication and an increase in Net earnings.

Cash Flows From Investing Activities

Cash used in investing activities primarily related to capital expenditures net of proceeds from the sale of assets and investment activity with our unconsolidated affiliates. The change in cash used in investing activities for the three months ended November 30, 2023 compared to the three months ended November 30, 2022 was primarily attributable to fewer fleet sales and an increase in capital expenditures when compared to the three months ended November 30, 2022 in our Leasing & Management Services segment.

	Three Months Ended November 30,
(in millions)	2023	2022
Capital expenditures:
Leasing & Management Services	$(54.3)	$(46.1)
Manufacturing	(11.9)	(10.4)
Maintenance Services	(2.1)	(1.1)
Total capital expenditures (gross)	$(68.3)	$(57.6)
Proceeds from sales of assets	0.4	13.8
Total capital expenditures (net of proceeds)	$(67.9)	$(43.8)

Capital expenditures primarily relate to additions to our lease fleet and on-going investments into the safety and productivity of our facilities. Proceeds from the sale of assets primarily relate to sales of railcars from our lease fleet within Leasing & Management Services. Assets from our lease fleet are periodically sold in the normal course of business to accommodate customer demand and to manage risk and liquidity. Proceeds from sales of assets are expected to be approximately $85 million for 2024.

Gross capital expenditures for 2024 are expected to be approximately $300 million for Leasing & Management Services, approximately $165 million for Manufacturing and approximately $15 million for Maintenance Services. Capital expenditures for 2024 primarily relate to additions to our lease fleet reflecting our leasing strategy and continued investments into the safety and productivity of our facilities.

Cash Flows From Financing Activities

The change in cash provided by financing activities for the three months ended November 30, 2023 compared to the three months ended November 30, 2022 was primarily attributed to higher proceeds from the issuance of notes payable, net of repayments and the net change in revolving notes to support our operations. During the three months ended November 30, 2023 we issued $178.5 million of asset backed securities and used proceeds to pay down $139.9 million of our GBX Leasing warehouse facility. We also drew $65.1 million on the GBX Leasing warehouse facility to grow the fleet.

Dividend & Share Repurchase Program

A quarterly dividend of $0.30 per share was declared on January 4, 2024.

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

During the three months ended November 30, 2023, we purchased a total of 38 thousand shares for $1.3 million. As of November 30, 2023, the amount remaining for repurchase under the share repurchase program was $45.1 million.

Cash, Borrowing Availability and Credit Facilities

As of November 30, 2023, we had $307.3 million in Cash and cash equivalents and $355.2 million in available borrowings. The available balance to draw under committed credit facilities includes $280.8 million on the North American credit facility, $19.4 million on the European credit facilities and $55.0 million on the Mexican credit facilities.

Senior secured credit facilities aggregated to $1.4 billion as of November 30, 2023 which consisted of the following components:

GBX Leasing – As of November 30, 2023, a $550.0 million non-recourse warehouse credit facility existed to support the operations of GBX Leasing. Advances under this facility bear interest at SOFR plus 1.85% plus 0.11% as a SOFR adjustment. Interest rate swap agreements cover approximately 99% of the outstanding balance to swap the floating interest rate to a fixed rate. The warehouse credit facility converts to a term loan in August 2025 and matures in August 2027.

North America – As of November 30, 2023, a $600.0 million revolving line of credit, maturing August 2026, secured by substantially all our U.S. assets not otherwise pledged as security for term loans or the warehouse credit facility, existed to provide working capital and interim financing of equipment, principally for our U.S. and Mexican operations. Advances under this North American credit facility bear interest at SOFR plus 1.50% plus 0.10% as a SOFR adjustment or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

Europe – As of November 30, 2023, lines of credit totaling $63.7 million secured by certain of our European assets, with variable rates that range from WIBOR plus 1.2% to WIBOR plus 1.6% and EURIBOR plus 1.9%, were available for working capital needs of our European manufacturing operations. The European lines of credit include $21.9 million which is guaranteed by us. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from June 2024 through November 2025.

Mexico – As of November 30, 2023, our Mexican railcar manufacturing operations had lines of credit totaling $185.0 million for working capital needs, $85.0 of which we and our joint venture partner have each guaranteed 50%. Advances under these facilities bear interest at variable rates that range from SOFR plus 2.55% to SOFR plus 4.25%. The Mexican credit facilities have maturities that range from June 2024 through October 2026.

Credit facility balances:

(in millions)	November 30, 2023	August 31, 2023
Nonrecourse credit facility balances
GBX Leasing	$65.1	$139.9
Other credit facility balances
North America	40.0	—
Europe	44.3	47.2
Mexico	130.0	110.0
Total Revolving notes	$279.4	$297.1

Outstanding commitments under the North American credit facility included letters of credit which totaled $6.4 million and $4.9 million as of November 30, 2023 and August 31, 2023, respectively.

Other Information

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into financing leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of November 30, 2023, we were in compliance with all such restrictive covenants.

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

To mitigate the exposure to changes in interest rates, we have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $590.5 million of variable rate debt to fixed rate debt as of November 30, 2023.

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

Goodwill - We evaluate goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amounts of our reporting units exceed their fair value. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows which incorporates forecasted revenues, long-term growth rate, gross margin percentages, operating expenses, and the use of discount rates. Under the market approach, we estimate the fair value based on observed market multiples for comparable businesses. If the fair value of a reporting unit is lower than its carrying value, an impairment to goodwill is recorded, not to exceed the carrying amount of goodwill in the reporting unit.

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

As of November 30, 2023, our goodwill balance was $128.6 million of which $85.6 million related to our Manufacturing segment and $43.0 million related to our Maintenance Services segment. Our Manufacturing segment includes the North America Manufacturing reporting unit with a goodwill balance of $56.3 million; and the Europe Manufacturing reporting unit with a goodwill balance of $29.3 million.

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

Judgments used in determining if a liability is estimable are subjective and based on known facts and our historic experience. If further developments in or resolution of an environmental matter result in facts and circumstances that differ from those assumptions used to develop these reserves, the accrual for environmental remediation could be materially understated or overstated. Due to the uncertain nature of environmental matters, there can be no assurance that we will not become involved in future litigation or other proceedings or, if we were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to us. For further information regarding our environmental costs, see Note 14 to the Condensed Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecasted foreign currency sales and expenses. At November 30, 2023 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $126.9 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact that a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At November 30, 2023, net assets of foreign subsidiaries aggregated to $155.3 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $15.5 million, or 1.2% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $590.5 million of variable rate debt to fixed rate debt. Notwithstanding these interest rate swap agreements, we are still exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At November 30, 2023, 84% of our outstanding debt had fixed rates and 16% had variable rates. At November 30, 2023, a uniform increase by 10% in variable interest rates would result in approximately $1.5 million of additional annual interest expense.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of such date due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023.

Ongoing Remediation of Previously Identified Material Weakness

The Company’s management, under the oversight of the Audit Committee, is designing and implementing corrective actions to remediate the control deficiencies contributing to the material weakness. These remediation actions are ongoing and include or are expected to include:

•
Enhancing risk assessment and control design to address potential financial reporting risk related to system implementations;
•
Improving policy and procedure documentation related to IT general controls to better define roles and responsibilities, improve control owner understanding, and provide a basis for knowledge transfer upon personnel changes; and
•
Enhancing our education concerning the principles and requirements of each control, with a focus on those related to user access, change management, and segregation of duties over IT systems impacting financial reporting.

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

Changes in Internal Control over Financial Reporting

During the quarter we implemented a new ERP system at our maintenance services businesses. Except for the system implementation and changes in connection with our implementation of the remediation plans above, there have been no changes in our internal control over financial reporting during the quarter ended November 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 14 to the Condensed Consolidated Financial Statements, Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2023. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended August 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. The share repurchase program has an expiration date of January 31, 2025. The amount remaining for purchase was $45.1 million as of November 30, 2023. Share repurchases under this program during the three months ended November 30, 2023 were as follows:

(in millions, except number of shares which are reflected in thousands, and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2023 - September 30, 2023	—	$—	—	$—
October 1, 2023 - October 31, 2023	33	$33.38	33	$45.3
November 1, 2023 - November 30, 2023	5	$34.89	5	$45.1

Item 5. Other Information

During the three months ended November 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a)
List of Exhibits:

10.1

Series 2023-1 Supplement dated November 20, 2023 between GBX Leasing 2022-1 LLC and U.S. Bank Trust Company, National Association as indenture trustee (including Forms of Note attached as Exhibit A and Exhibit B thereto). [Portions omitted] * **

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

* Information in this exhibit identified by brackets is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it (i) is not material and (ii) would likely cause competitive harm to Greenbrier if publicly disclosed.

** Certain attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. Greenbrier will furnish supplementally a copy of such attachments to the SEC or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date:	January 5, 2024	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)