Form 10-Q
period 2024-02-29
GREENBRIER COMPANIES INC
filed 2024-04-05
CIK 923120

UNITED STATES

shellSECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 29, 2024

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, without par value, outstanding on April 1, 2024 was 31,130,943 shares.

FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements, other than statements of historical fact included in this report, concerning our plans, objectives, goals, strategies, future events, future performance, financing needs, plans or intentions relating to business trends and other information referred to under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. We use words such “affect,” “anticipate,” “assume,” “backlog,” “be,” “believe,” “commit,” “can,” “contingent,” “continue,” “could,” “due to,” “estimate,” “expect,” “future,” “intend,” “likely,” “may,” “ongoing,” “opinion,” “optimize,” “plan,” “potential,” “trend,” “realize,” “result,” “seek,” “should,” “strategy,” “will,” “would,” and similar expressions to identify forward-looking statements. Forward-looking statements are not guarantees of future performance.

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
•
our inability to lease railcars at satisfactory rates, remarket leased railcars on favorable terms upon lease termination, or realize the expected residual values for end of life railcars due to changes in scrap prices; and
•
the COVID-19 coronavirus pandemic, the governmental reaction to COVID-19 and the related significant global volatility in general economic activity.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

(In millions, except number of shares which are reflected in thousands, unaudited)

	February 29, 2024	August 31, 2023
Assets
Cash and cash equivalents	$252.0	$281.7
Restricted cash	20.0	21.0
Accounts receivable, net	519.1	529.9
Income tax receivable	20.9	42.2
Inventories	827.0	823.6
Leased railcars for syndication	134.4	187.4
Equipment on operating leases, net	1,160.5	1,000.0
Property, plant and equipment, net	636.1	619.2
Investment in unconsolidated affiliates	90.0	88.7
Intangibles and other assets, net	255.6	255.8
Goodwill	128.0	128.9
	$4,043.6	$3,978.4
Liabilities and Equity
Revolving notes	$300.8	$297.1
Accounts payable and accrued liabilities	649.3	743.5
Deferred income taxes	79.7	114.1
Deferred revenue	81.5	46.2
Notes payable, net	1,421.8	1,311.7

Commitments and contingencies (Note 14)

Contingently redeemable noncontrolling interest	56.0	55.6

Equity:
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 31,131 and 30,880 shares outstanding at February 29, 2024 and August 31, 2023	—	—
Additional paid-in capital	366.1	364.4
Retained earnings	942.7	897.5
Accumulated other comprehensive loss	(8.9)	(7.3)
Total equity – Greenbrier	1,299.9	1,254.6
Noncontrolling interest	154.6	155.6
Total equity	1,454.5	1,410.2
	$4,043.6	$3,978.4

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Income

(In millions, except number of shares which are reflected in thousands and per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Revenue
Manufacturing	$735.8	$968.6	$1,411.7	$1,615.1
Maintenance Services	75.2	98.0	159.0	183.5
Leasing & Management Services	51.7	55.4	100.8	89.9
	862.7	1,122.0	1,671.5	1,888.5
Cost of revenue
Manufacturing	656.2	901.2	1,257.1	1,505.7
Maintenance Services	69.2	89.6	140.8	169.2
Leasing & Management Services	15.1	14.4	30.1	27.3
	740.5	1,005.2	1,428.0	1,702.2
Margin	122.2	116.8	243.5	186.3
Selling and administrative expense	63.6	59.0	119.9	112.4
Net gain on disposition of equipment	(4.9)	(9.6)	(4.8)	(12.9)
Impairment of long-lived assets	—	—	—	24.2
Earnings from operations	63.5	67.4	128.4	62.6
Other costs
Interest and foreign exchange	24.6	21.6	47.8	41.2
Earnings before income tax and earnings from unconsolidated affiliates	38.9	45.8	80.6	21.4
Income tax expense	(9.3)	(11.9)	(19.3)	(8.1)
Earnings before earnings from unconsolidated affiliates	29.6	33.9	61.3	13.3
Earnings from unconsolidated affiliates	4.0	2.9	5.5	6.2
Net earnings	33.6	36.8	66.8	19.5
Net earnings attributable to noncontrolling interest	(0.2)	(3.7)	(2.2)	(3.1)
Net earnings attributable to Greenbrier	$33.4	$33.1	$64.6	$16.4
Basic earnings per common share	$1.08	$1.01	$2.08	$0.50
Diluted earnings per common share	$1.03	$0.97	$1.99	$0.49
Weighted average common shares:
Basic	31,117	32,588	31,071	32,654
Diluted	32,570	34,400	32,676	33,654

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Comprehensive Income

(In millions, unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net earnings	$33.6	$36.8	$66.8	$19.5

Other comprehensive income (loss)
Translation adjustment	(1.8)	5.4	(1.8)	10.9
Reclassification of derivative financial instruments recognized in net earnings[1]	(4.0)	(1.6)	(7.5)	(2.1)
Unrealized gain on derivative financial instruments[2]	2.8	6.1	7.1	15.0
Other (net of tax effect)	0.5	0.1	0.6	0.1
	(2.5)	10.0	(1.6)	23.9
Comprehensive income	31.1	46.8	65.2	43.4
Comprehensive income attributable to noncontrolling interest	(0.2)	(3.7)	(2.2)	(3.1)
Comprehensive income attributable to Greenbrier	$30.9	$43.1	$63.0	$40.3

1 Net of tax effect of $1.0 million and $0.7 million for the three months ended February 29, 2024 and February 28, 2023, respectively, and $1.9 million and $1.0 million for the six months ended February 29, 2024 and February 28, 2023, respectively.

2 Net of tax effect of $(0.8 million) and $(3.8 million) for the three months ended February 29, 2024 and February 28, 2023, respectively, and $(1.8 million) and $(6.8 million) for the six months ended February 29, 2024 and February 28, 2023, respectively.

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Equity

(In millions, except per share amounts, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2023	30.9	$364.4	$897.5	$(7.3)	$1,254.6	$155.6	$1,410.2	$55.6
Net earnings	—	—	64.6	—	64.6	1.8	66.4	0.4
Other comprehensive loss, net	—	—	—	(1.6)	(1.6)	—	(1.6)	—
Noncontrolling interest adjustments	—	—	—	—	—	1.6	1.6	—
Joint venture partner distribution declared	—	—	—	—	—	(4.4)	(4.4)	—
Restricted stock awards (net of cancellations)	0.2	14.1	—	—	14.1	—	14.1	—
Unamortized restricted stock	—	(19.2)	—	—	(19.2)	—	(19.2)	—
Stock based compensation expense	—	8.1	—	—	8.1	—	8.1	—
Repurchase of stock	—	(1.3)	—	—	(1.3)	—	(1.3)	—
Cash dividends ($0.60 per share)	—	—	(19.4)	—	(19.4)	—	(19.4)	—
Balance February 29, 2024	31.1	$366.1	$942.7	$(8.9)	$1,299.9	$154.6	$1,454.5	$56.0

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance November 30, 2023	31.1	$361.3	$919.1	$(6.4)	$1,274.0	$157.1	$1,431.1	$56.5
Net earnings	—	—	33.4	—	33.4	0.7	34.1	(0.5)
Other comprehensive loss, net	—	—	—	(2.5)	(2.5)	—	(2.5)	—
Noncontrolling interest adjustments	—	—	—	—	—	1.2	1.2	—
Joint venture partner distribution declared	—	—	—	—	—	(4.4)	(4.4)	—
Restricted stock awards (net of cancellations)	—	3.7	—	—	3.7	—	3.7	—
Unamortized restricted stock	—	(3.6)	—	—	(3.6)	—	(3.6)	—
Stock based compensation expense	—	4.7	—	—	4.7	—	4.7	—
Cash dividends ($0.30 per share)	—	—	(9.8)	—	(9.8)	—	(9.8)	—
Balance February 29, 2024	31.1	$366.1	$942.7	$(8.9)	$1,299.9	$154.6	$1,454.5	$56.0

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2022	32.6	$424.8	$897.7	$(45.6)	$1,276.9	$152.2	$1,429.1	$27.7
Net earnings	—	—	16.4	—	16.4	3.3	19.7	(0.2)
Other comprehensive income, net	—	—	—	23.9	23.9	—	23.9	—
Noncontrolling interest adjustments	—	(7.9)	—	—	(7.9)	(2.0)	(9.9)	—
Joint venture partner distribution declared	—	—	—	—	—	(8.9)	(8.9)	—
Restricted stock awards (net of cancellations)	0.2	9.0	—	—	9.0	—	9.0	—
Unamortized restricted stock	—	(11.4)	—	—	(11.4)	—	(11.4)	—
Stock based compensation expense	—	5.9	—	—	5.9	—	5.9	—
Repurchase of stock	(0.5)	(17.4)	—	—	(17.4)	—	(17.4)	—
Cash dividends ($0.54 per share)	—	—	(18.1)	—	(18.1)	—	(18.1)	—
Balance February 28, 2023	32.3	$403.0	$896.0	$(21.7)	$1,277.3	$144.6	$1,421.9	$27.5

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance November 30, 2022	32.8	$425.6	$871.9	$(31.7)	$1,265.8	$152.1	$1,417.9	$27.7
Net earnings	—	—	33.1	—	33.1	3.9	37.0	(0.2)
Other comprehensive income, net	—	—	—	10.0	10.0	—	10.0	—
Noncontrolling interest adjustments	—	(7.9)	—	—	(7.9)	(7.5)	(15.4)	—
Joint venture partner distribution declared	—	—	—	—	—	(3.9)	(3.9)	—
Restricted stock awards (net of cancellations)	—	0.5	—	—	0.5	—	0.5	—
Unamortized restricted stock	—	(0.5)	—	—	(0.5)	—	(0.5)	—
Stock based compensation expense	—	2.7	—	—	2.7	—	2.7	—
Repurchase of stock	(0.5)	(17.4)	—	—	(17.4)	—	(17.4)	—
Cash dividends ($0.27 per share)	—	—	(9.0)	—	(9.0)	—	(9.0)	—
Balance February 28, 2023	32.3	$403.0	$896.0	$(21.7)	$1,277.3	$144.6	$1,421.9	$27.5

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Cash Flows

(In millions, unaudited)

	Six Months Ended
	February 29, 2024	February 28, 2023
Cash flows from operating activities
Net earnings	$66.8	$19.5
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	(35.5)	(33.9)
Depreciation and amortization	54.3	52.9
Net gain on disposition of equipment	(4.8)	(12.9)
Stock based compensation expense	8.1	5.9
Impairment of long-lived assets	—	24.2
Noncontrolling interest adjustments	1.6	2.3
Other	2.0	1.9
Decrease (increase) in assets:
Accounts receivable, net	12.2	(57.8)
Income tax receivable	21.3	17.4
Inventories	(8.4)	(90.4)
Leased railcars for syndication	(6.7)	(40.1)
Other assets	2.5	(12.8)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(93.8)	(9.7)
Deferred revenue	34.8	37.1
Net cash provided by (used in) operating activities	54.4	(96.4)
Cash flows from investing activities
Proceeds from sales of assets	25.9	62.1
Capital expenditures	(190.5)	(169.7)
Investments in and advances to / repayments from unconsolidated affiliates	—	(3.5)
Cash distribution from unconsolidated affiliates and other	1.5	5.9
Net cash used in investing activities	(163.1)	(105.2)
Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	28.5	(64.4)
Proceeds from revolving notes with maturities longer than 90 days	114.5	220.0
Repayments of revolving notes with maturities longer than 90 days	(140.2)	(145.0)
Proceeds from issuance of notes payable	178.6	75.0
Repayments of notes payable	(68.2)	(18.2)
Debt issuance costs	(2.9)	(0.2)
Repurchase of stock	(1.3)	(16.7)
Dividends	(19.7)	(18.1)
Cash distribution to joint venture partner	(4.4)	(6.4)
Tax payments for net share settlement of restricted stock	(5.2)	(2.3)
Net cash provided by financing activities	79.7	23.7
Effect of exchange rate changes	(1.7)	18.4
Decrease in Cash and cash equivalents and Restricted cash	(30.7)	(159.5)
Cash and cash equivalents and restricted cash
Beginning of period	302.7	559.1
End of period	$272.0	$399.6
Balance sheet reconciliation
Cash and cash equivalents	$252.0	$379.9
Restricted cash	20.0	19.7
Total cash and cash equivalents and restricted cash as presented above	$272.0	$399.6
Cash paid during the period for
Interest	$42.5	$31.3
Income taxes paid, net	$31.7	$19.5
Non-cash activity
Transfers between Leased railcars for syndication and Inventories and Equipment on operating leases, net	$64.8	$39.7
Capital expenditures accrued in Accounts payable and accrued liabilities	$13.0	$4.4
Change in Accounts payable and accrued liabilities associated with dividends declared	$0.3	$0.1
Change in Accounts payable and accrued liabilities associated with cash distributions to joint venture partner	$—	$2.5
Repurchase of stock accrued in Accounts payable and accrued liabilities	$—	$0.7

The accompanying notes are an integral part of these financial statements

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries (Greenbrier or the Company) as of February 29, 2024 and for the three and six months ended February 29, 2024 and February 28, 2023 have been prepared to reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. All references to years refer to the fiscal years ended August 31st unless otherwise noted. The results of operations for the three and six months ended February 29, 2024 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2024.

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

During the six months ended February 29, 2024, the Company purchased a total of 38 thousand shares for $1.3 million. There were no share repurchases during the three months ended February 29, 2024. As of February 29, 2024, the amount remaining for repurchase under the share repurchase program was $45.1 million. During the three and six months ended February 28, 2023, the Company purchased a total of 575 thousand shares for $17.4 million.

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

Note 2 – Revenue Recognition

Contract balances

Contract assets primarily consist of work completed for railcar maintenance but not billed at the reporting date. Contract liabilities primarily consist of customer prepayments for new railcars and other management-type services, for which the Company has not yet satisfied the related performance obligations.

The contract balances are as follows:

(in millions)	Balance sheet classification	February 29, 2024	August 31, 2023	$ change
Contract assets	Accounts Receivable	$0.7	$0.1	$0.6
Contract assets	Inventories	$10.3	$7.0	$3.3
Contract liabilities (1)	Deferred revenue	$77.7	$43.3	$34.4

(1) Contract liabilities balance includes deferred revenue within the scope of Revenue from Contracts with Customers (Topic 606).

For the three and six months ended February 29, 2024, the Company recognized $6.8 million and $13.4 million of revenue that was included in Contract liabilities as of August 31, 2023.

Performance obligations

As of February 29, 2024, the Company has entered into contracts with customers for which revenue has not yet been recognized. The following table outlines estimated revenue related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(in millions)	February 29, 2024
Revenue type:
Manufacturing – Railcar sales	$2,725.8
Manufacturing – Sustainable conversions	$52.6
Management services	$133.4
Other	$13.0

Based on current production and delivery schedules and existing contracts, approximately $1.1 billion of Railcar sales are expected to be recognized in the remainder of 2024 while the remaining amount is expected to be recognized through 2026.

Sustainable conversions represent orders to modernize existing railcars and are expected to be recognized in 2024.

Management services includes management and maintenance service contracts of which approximately 55% are expected to be performed through 2028 and the remaining amount through 2037.

Note 3 – Inventories

The following table summarizes the Company’s Inventories balance:

(in millions)	February 29, 2024	August 31, 2023
Manufacturing supplies and raw materials	$600.1	$638.2
Work-in-process	133.1	138.2
Finished goods	99.7	64.4
Excess and obsolete adjustment	(5.9)	(17.2)
	$827.0	$823.6

Note 4 – Intangibles and Other Assets, net

The following table summarizes the Company’s identifiable Intangibles and other assets, net balance:

(in millions)	February 29, 2024	August 31, 2023
Intangible assets subject to amortization:
Customer relationships	$87.5	$87.5
Accumulated amortization	(70.6)	(69.1)
Other intangibles	41.8	43.0
Accumulated amortization	(23.8)	(22.3)
	34.9	39.1
Intangible assets not subject to amortization	2.3	2.3
Prepaid and other assets	50.5	56.4
Operating lease right-of-use assets	70.7	70.6
Nonqualified savings plan investments	56.4	47.7
Debt issuance costs, net	6.4	6.3
Assets held for sale	0.3	0.3
Deferred tax assets	34.1	33.1
	$255.6	$255.8

Note 5 – Revolving Notes

Senior secured credit facilities aggregated to $1.4 billion as of February 29, 2024. The Company had an aggregate of $329.3 million available to draw down under credit facilities as of February 29, 2024. This amount consists of $214.6 million available on the North American credit facility, $43.7 million on the European credit facilities and $71.0 million on the Mexican credit facilities.

Nonrecourse credit facilities

GBX Leasing – As of February 29, 2024, a $550.0 million nonrecourse warehouse credit facility existed to support the operations of GBX Leasing. Advances under this facility bear interest at the Secured Overnight Financing Rate (SOFR) plus 1.85% plus 0.11% as a SOFR adjustment. Interest rate swap agreements cover approximately 99% of the outstanding balance to swap the floating interest rate to a fixed rate. The warehouse credit facility converts to a term loan in August 2025 and matures in August 2027.

Other credit facilities

North America – As of February 29, 2024, a $600.0 million revolving line of credit, maturing August 2026, secured by substantially all the Company’s U.S. assets not otherwise pledged as security for term loans or the warehouse credit facility, existed to provide working capital and interim financing of equipment, principally for the Company’s U.S. and Mexican operations. Advances under this North American credit facility bear interest at SOFR plus 1.75% plus 0.10% as a SOFR adjustment or Prime plus 0.75% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

Europe – As of February 29, 2024, lines of credit totaling $75.3 million secured by certain of the Company’s European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.2% to WIBOR plus 1.6% and Euro Interbank Offered Rate (EURIBOR) plus 1.9%, were available for working capital needs of the Company’s European manufacturing operations. The European lines of credit include $32.5 million which is guaranteed by the Company. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from June 2024 through November 2025.

Mexico – As of February 29, 2024, the Company’s Mexican railcar manufacturing operations had lines of credit totaling $196.0 million for working capital needs, $96.0 million of which the Company and its joint venture partner have each guaranteed 50%. Advances under these facilities bear interest at variable rates that range from SOFR plus 2.22% to SOFR plus 4.25%. The Mexican credit facilities have maturities that range from June 2024 through January 2027.

Revolving notes consisted of the following balances:

(in millions)	February 29, 2024	August 31, 2023
Nonrecourse credit facility balances
GBX Leasing	$89.2	$139.9
Other credit facility balances
North America	55.0	—
Europe	31.6	47.2
Mexico	125.0	110.0
Total Revolving notes	$300.8	$297.1

Outstanding commitments under the North American credit facility included letters of credit which totaled $7.1 million and $4.9 million as of February 29, 2024 and August 31, 2023, respectively.

Note 6 – Accounts Payable and Accrued Liabilities

(in millions)	February 29, 2024	August 31, 2023
Trade payables	$303.4	$396.8
Accrued payroll and related liabilities	147.9	158.6
Accrued liabilities and other	97.1	87.3
Operating lease liabilities	71.9	72.2
Accrued warranty	23.0	25.6
Income taxes payable	6.0	3.0
	$649.3	$743.5

Note 7 – Warranty Accruals

Warranty accruals are included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. Warranty accrual activity consisted of the following:

	Three Months Ended		Six Months Ended
(in millions)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Balance at beginning of period	$24.0	$23.7	$25.6	$24.0
Charged to cost of revenue, net	1.1	1.7	4.7	2.9
Payments	(2.1)	(1.0)	(7.7)	(2.6)
Currency translation effect	—	0.1	0.4	0.2
Balance at end of period	$23.0	$24.5	$23.0	$24.5

Note 8 – Notes Payable, net

(In millions)	February 29, 2024	August 31, 2023
Leasing nonrecourse term loans	$806.0	$640.2
Senior term debt	259.0	266.4
2.875% Convertible senior notes, due 2028	373.8	373.8
2.875% Convertible senior notes, due 2024	—	47.7
Other notes payable	1.6	1.8
	$1,440.4	$1,329.9
Debt discount and issuance costs	(18.6)	(18.2)
	$1,421.8	$1,311.7

Leasing nonrecourse term loans include:

•
$343.0 million of nonrecourse senior term debt, which is secured by a pool of leased railcars. The principal balance as of February 29, 2024 was $326.6 million.
•
$501.8 million of Asset-backed term notes, as discussed below. The principal balance as of February 29, 2024 was $479.4 million.

The Company's 2.875% Convertible senior notes, due 2024 (2024 Convertible Notes), matured on February 1, 2024. The outstanding principal balance of $47.7 million plus accrued interest was settled in cash on the maturity date to retire the 2024 Convertible Notes.

Terms and conditions, including recourse and nonrecourse provisions and scheduled maturities, and other long-term debt are described in Note 13 of our 2023 Annual Report on Form 10-K.

Asset-backed term notes

GBX Leasing 2022-1 LLC (GBXL I) was formed as a wholly owned special purpose entity of GBX Leasing to securitize the leasing assets of GBX Leasing. On November 20, 2023, GBXL I (Issuer) issued $178.5 million of term notes secured by a portfolio of railcars and associated operating leases and other assets, acquired and owned by GBXL I (the 2023 GBXL Notes). Issued debt of GBXL I as of February 29, 2024 includes the $323.3 million GBXL I Series 2022-1 Notes, as described in Note 3 of our 2023 Annual Report on Form 10-K, and the 2023 GBXL Notes, collectively the GBXL Notes. GBX Leasing used the net proceeds received from the issuance of the term notes to pay down the GBX Leasing warehouse credit facility.

The 2023 GBXL Notes include $158.9 million of GBXL I Series 2023-1 Class A Secured Railcar Equipment Notes (2023 Class A Notes) and $19.6 million of GBXL I Series 2023-1 Class B Secured Railcar Equipment Notes (2023 Class B Notes). The 2023 GBXL Notes bear interest at fixed rates of 6.42% and 7.28% for the 2023 Class A Notes and 2023 Class B Notes, respectively. The 2023 GBXL Notes are payable monthly and have a legal maturity date of November 20, 2053. The Company incurred $2.2 million in debt issuance costs, which will be amortized to interest expense through the expected repayment period. Both 2023 Class A and Class B Notes have an anticipated repayment date of November 20, 2030 and a legal maturity date. While the legal maturity date is in 2053, the cash flows generated from the railcar assets will pay down the 2023 GBXL Notes in line with the agreement, which based on expected cash flow payments, would result in repayment in advance of the legal maturity date. If the principal amount of the 2023 GBXL Notes has not been repaid in full by the anticipated repayment date, then the Issuer will also be required to pay additional interest to the holders at a rate equal to 4.00% per annum.

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

The following table summarizes the Issuer's net carrying amount of the debt and related assets.

(in millions)	February 29, 2024	August 31, 2023
Assets
Restricted cash	$7.4	$6.7
Equipment on operating leases, net	$645.2	$388.9
Liabilities
Notes payable, net	$472.0	$302.1

Note 9 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(in millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2023	$27.0	$(32.1)	$(2.2)	$(7.3)
Other comprehensive gain before reclassifications	7.1	(1.8)	0.6	5.9
Amounts reclassified from Accumulated other comprehensive loss	(7.5)	—	—	(7.5)
Balance, February 29, 2024	$26.6	$(33.9)	$(1.6)	$(8.9)

The amounts reclassified out of Accumulated other comprehensive loss into the Condensed Consolidated Statements of Income, with financial statement caption, were as follows:

	Three Months Ended
(in millions)	February 29, 2024	February 28, 2023	Financial Statement Caption
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$(0.8)	$0.1	Revenue and Cost of revenue
Interest rate swap contracts	(4.2)	(2.4)	Interest and foreign exchange
	(5.0)	(2.3)
	1.0	0.7	Income tax expense
	$(4.0)	$(1.6)

	Six Months Ended
(in millions)	February 29, 2024	February 28, 2023	Financial Statement Caption
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$(0.9)	$0.3	Revenue and Cost of revenue
Interest rate swap contracts	(8.5)	(3.4)	Interest and foreign exchange
	(9.4)	(3.1)
	1.9	1.0	Income tax expense
	$(7.5)	$(2.1)

Note 10 – Earnings Per Share

The shares used in the computation of basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended		Six Months Ended
(In thousands)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Weighted average basic common shares outstanding	31,117	32,588	31,071	32,654
Dilutive effect of 2.875% convertible notes due 2024 (1)	563	821	694	—
Dilutive effect of 2.875% convertible notes due 2028 (2)	—	—	—	—
Dilutive effect of restricted stock units (3)	890	991	911	1,000
Weighted average diluted common shares outstanding	32,570	34,400	32,676	33,654

(1) The dilutive effect of the 2.875% Convertible notes due 2024 was excluded for the six months ended February 28, 2023 as they were considered anti-dilutive under the “if converted” method as further discussed below. These notes were retired on February 1, 2024.

(2) The dilutive effect of the 2.875% Convertible notes due 2028 was excluded for the three and six months ended February 29, 2024 and February 28, 2023 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive. As these notes require cash settlement for the principal, only a premium is potentially dilutive under the "if converted" method as further discussed below.

(3) Restricted stock units and restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved, are included in weighted average diluted common shares outstanding when the Company is in a net earnings position.

Basic earnings per common share (EPS) is computed by dividing Net earnings attributable to Greenbrier by weighted average basic common shares outstanding.

For the three and six months ended February 29, 2024 and February 28, 2023, diluted EPS was calculated using the more dilutive of two methods. The first method includes the dilutive effect, using the treasury stock method, associated with restricted stock units and performance based restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved. The second method supplements the first by also including the “if converted” effect of the 2.875% Convertible notes due 2024 during the periods in which they were outstanding and shares underlying the 2.875% Convertible notes due 2028, when there is a conversion premium. Under the “if converted” method, debt issuance and interest costs, both net of tax, associated with the convertible notes due 2024 are added back to net earnings and the share count is increased by the shares underlying the convertible notes.

	Three Months Ended				Six Months Ended
(in millions, except number of shares which are reflected in thousands, and per share amounts)	February 29, 2024		February 28, 2023		February 29, 2024		February 28, 2023
Net earnings attributable to Greenbrier	$33.4		$33.1		$64.6		$16.4
Weighted average basic common shares outstanding	31,117		32,588		31,071		32,654
Basic earnings per share	$1.08		$1.01		$2.08		$0.50

Net earnings attributable to Greenbrier	$33.4		$33.1		$64.6		$16.4
Add back:
Interest and debt issuance costs on the 2.875% convertible notes due 2024, net of tax	0.2		0.3		0.5		n/a
Earnings before interest and debt issuance costs on the 2.875% convertible notes due 2024	$33.6		$33.4		$65.1		n/a
Weighted average diluted common shares outstanding	32,570		34,400		32,676		33,654
Diluted earnings per share	$1.03	(1)	$0.97	(1)	$1.99	(1)	$0.49

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

At February 29, 2024 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $110.9 million. The fair value of the contracts is included on the Condensed Consolidated Balance Sheets as Accounts payable and accrued liabilities when in a loss position, or as Accounts receivable, net when in a gain position. As the contracts mature at various dates through April 2026, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At February 29, 2024 exchange rates, approximately $2.1 million would be reclassified to revenue or cost of revenue in the next year.

At February 29, 2024, interest rate swap agreements maturing from June 2024 through January 2032 had notional amounts that aggregated to $608.6 million. The fair value of the contracts is included on the Condensed Consolidated Balance Sheets in Accounts payable and accrued liabilities when in a loss position, or in Accounts receivable, net when in a gain position. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At February 29, 2024 interest rates, approximately $13.7 million of gain would be reclassified to reduce interest expense in the next year.

Fair Values of Derivative Instruments

(in millions)

	Asset Derivatives			Liability Derivatives
		February 29, 2024	August 31, 2023		February 29, 2024	August 31, 2023
	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$5.3	$2.5	Accounts payable and accrued liabilities	$0.1	$0.1
Interest rate swap contracts	Accounts receivable, net	32.1	34.9	Accounts payable and accrued liabilities	0.1	0.1
		$37.4	$37.4		$0.2	$0.2
Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$—	$0.5	Accounts payable and accrued liabilities	$—	$—

The Effect of Derivative Instruments on the Statements of Income

(in millions)

Three months ended February 29, 2024 and February 28, 2023

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives three months ended
		February 29, 2024	February 28, 2023
Foreign forward exchange contract	Interest and foreign exchange	$—	$(0.3)

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives three months ended		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income three months ended		Location of gain (loss) on derivatives (amount excluded from effectiveness testing)	Gain (loss) recognized on derivatives (amount excluded from effectiveness testing) three months ended
	February 29, 2024	February 28, 2023		February 29, 2024	February 28, 2023		February 29, 2024	February 28, 2023
Foreign forward exchange contracts	$0.5	$0.5	Revenue	$0.8	$(0.5)	Revenue	$0.6	$0.5
Foreign forward exchange contracts	0.2	0.8	Cost of revenue	—	0.4	Cost of revenue	0.3	0.3
Interest rate swap contracts	2.9	8.6	Interest and foreign exchange	4.2	2.4	Interest and foreign exchange	—	—
	$3.6	$9.9		$5.0	$2.3		$0.9	$0.8

The following table presents the amounts in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded and the effects of the cash flow hedge activity on these line items for the three months ended February 29, 2024 and February 28, 2023:

	For the Three Months Ended
	February 29, 2024		February 28, 2023
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$862.7	$0.8	$1,122.0	$(0.5)
Cost of revenue	$740.5	$—	$1,005.2	$0.4
Interest and foreign exchange	$24.6	$4.2	$21.6	$2.4

The Effect of Derivative Instruments on the Statements of Income

(in millions)

Six months ended February 29, 2024 and February 28, 2023

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives six months ended
		February 29, 2024	February 28, 2023
Foreign forward exchange contract	Interest and foreign exchange	$0.2	$(0.3)

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives six months ended		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income six months ended		Location of gain (loss) on derivatives (amount excluded from effectiveness testing)	Gain (loss) recognized on derivatives (amount excluded from effectiveness testing) six months ended
	February 29, 2024	February 28, 2023		February 29, 2024	February 28, 2023		February 29, 2024	February 28, 2023
Foreign forward exchange contracts	$2.9	$2.0	Revenue	$1.0	$(0.9)	Revenue	$1.2	$0.8
Foreign forward exchange contracts	—	1.1	Cost of revenue	(0.1)	0.6	Cost of revenue	0.6	0.4
Interest rate swap contracts	6.0	19.0	Interest and foreign exchange	8.5	3.4	Interest and foreign exchange	—	—
	$8.9	$22.1		$9.4	$3.1		$1.8	$1.2

The following table presents the amounts in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded and the effects of the cash flow hedge activity on these line items for the six months ended February 29, 2024 and February 28, 2023:

	For the Six Months Ended
	February 29, 2024		February 28, 2023
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$1,671.5	$1.0	$1,888.5	$(0.9)
Cost of revenue	$1,428.0	$(0.1)	$1,702.2	$0.6
Interest and foreign exchange	$47.8	$8.5	$41.2	$3.4

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

The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

For the three months ended February 29, 2024:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$735.8	$61.5	$797.3	$58.8	$3.7	$62.5
Maintenance Services	75.2	9.1	84.3	4.6	—	4.6
Leasing & Management Services	51.7	0.3	52.0	33.2	0.1	33.3
Eliminations	—	(70.9)	(70.9)	—	(3.8)	(3.8)
Corporate	—	—	—	(33.1)	—	(33.1)
	$862.7	$—	$862.7	$63.5	$—	$63.5

For the six months ended February 29, 2024:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,411.7	$120.0	$1,531.7	$113.1	$8.4	$121.5
Maintenance Services	159.0	18.3	177.3	15.2	—	15.2
Leasing & Management Services	100.8	0.5	101.3	59.5	0.1	59.6
Eliminations	—	(138.8)	(138.8)	—	(8.5)	(8.5)
Corporate	—	—	—	(59.4)	—	(59.4)
	$1,671.5	$—	$1,671.5	$128.4	$—	$128.4

For the three months ended February 28, 2023:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$968.6	$96.8	$1,065.4	$46.6	$8.8	$55.4
Maintenance Services	98.0	6.2	104.2	6.8	—	6.8
Leasing & Management Services	55.4	0.5	55.9	40.7	0.1	40.8
Eliminations	—	(103.5)	(103.5)	—	(8.9)	(8.9)
Corporate	—	—	—	(26.7)	—	(26.7)
	$1,122.0	$—	$1,122.0	$67.4	$—	$67.4

For the six months ended February 28, 2023:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,615.1	$141.3	$1,756.4	$43.2	$12.8	$56.0
Maintenance Services	183.5	14.7	198.2	12.3	—	12.3
Leasing & Management Services	89.9	0.7	90.6	56.3	0.1	56.4
Eliminations	—	(156.7)	(156.7)	—	(12.9)	(12.9)
Corporate	—	—	—	(49.2)	—	(49.2)
	$1,888.5	$—	$1,888.5	$62.6	$—	$62.6

	Total assets
(in millions)	February 29, 2024	August 31, 2023
Manufacturing	$1,814.5	$1,847.0
Maintenance Services	309.5	294.4
Leasing & Management Services	1,592.2	1,458.1
Unallocated, including cash	327.4	378.9
	$4,043.6	$3,978.4

Reconciliation of Earnings from operations to Earnings before income tax and earnings from unconsolidated affiliates:

	Three Months Ended		Six Months Ended
(in millions)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Earnings from operations	$63.5	$67.4	$128.4	$62.6
Interest and foreign exchange	24.6	21.6	47.8	41.2
Earnings before income tax and earnings from unconsolidated affiliates	$38.9	$45.8	$80.6	$21.4

Note 13 – Leases

Lessor

Equipment on operating leases is reported net of accumulated depreciation of $80.7 million and $68.0 million as of February 29, 2024 and August 31, 2023, respectively. Depreciation expense was $8.4 million and $16.2 million for the three and six months ended February 29, 2024, respectively and $6.8 million and $12.8 million for the three and six months ended February 28, 2023, respectively. In addition, certain railcar equipment leased-in by the Company on operating leases is subleased to customers under non-cancelable operating leases with lease terms ranging from one to approximately twelve years. Operating lease rental revenues included in the Company’s Condensed Consolidated Statements of Income for the three and six months ended February 29, 2024 was $30.5 million and $58.1 million, respectively, which included $5.1 million and $10.5 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements. Operating lease rental revenues included in the Company’s Condensed Consolidated Statements of Income for the three and six months ended February 28, 2023 was $23.8 million and $43.4 million, respectively, which included $4.9 million and $9.7 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements.

Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases at February 29, 2024, will mature as follows:

(in millions)
Remaining six months of 2024	$48.5
2025	87.9
2026	79.0
2027	69.3
2028	53.3
Thereafter	107.7
$445.7

Lessee

The Company leases railcars, real estate, and certain equipment under operating and, to a lesser extent, finance lease arrangements. As of and for the three and six months ended February 29, 2024 and February 28, 2023, finance leases were not a material component of the Company's lease portfolio. The Company’s real estate and equipment leases have remaining lease terms ranging from less than one year to 75 years, with some including options to extend up to 7 years. The Company recognizes a lease liability and corresponding right-of-use (ROU) asset based on the present value of lease payments. To determine the present value of lease payments, as most of its leases do not provide a readily determinable implicit rate, the Company’s incremental borrowing rate is used to discount the lease payments based on information available at each lease commencement date. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when estimating its incremental borrowing rate.

The components of operating lease costs were as follows:

	Three Months Ended		Six Months Ended
(in millions)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Operating lease expense	$4.2	$3.1	$8.4	$6.4
Short-term lease expense	1.7	2.6	3.8	4.4
Total	$5.9	$5.7	$12.2	$10.8

Aggregate minimum future amounts payable under operating leases having initial or remaining non-cancelable terms at February 29, 2024, will mature as follows:

(in millions)
Remaining six months of 2024	$7.7
2025	14.2
2026	13.4
2027	10.6
2028	9.7
Thereafter	23.9
Total lease payments	$79.5
Less: Imputed interest	(7.6)
Total lease obligations	$71.9

The table below presents additional information related to the Company’s leases:

Weighted average remaining lease term (years):
Operating leases	10.6

Weighted average discount rate:
Operating leases	2.7%

Supplemental cash flow information related to leases were as follows:

(in millions)	Six Months Ended February 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8.8
ROU assets obtained in exchange for new operating lease liabilities	$7.6

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

As of February 29, 2024, the Company had outstanding letters of credit aggregating to $7.1 million associated with performance guarantees, facility leases and workers compensation insurance.

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

Assets and liabilities measured at fair value on a recurring basis as of February 29, 2024 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$37.4	$—	$37.4	$—
Nonqualified savings plan investments	56.4	56.4	—	—
Cash equivalents	52.0	52.0	—	—
	$145.8	$108.4	$37.4	$—
Liabilities:
Derivative financial instruments	$0.2	$—	$0.2	$—

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2023 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$37.9	$—	$37.9	$—
Nonqualified savings plan investments	47.7	47.7	—	—
Cash equivalents	51.2	51.2	—	—
	$136.8	$98.9	$37.9	$—
Liabilities:
Derivative financial instruments	$0.2	$—	$0.2	$—

(1)
Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 11 - Derivative Instruments for further discussion.

Note 16 – Related Party Transactions

The Company has a 41.9% interest in Axis, LLC (Axis), a joint venture. The Company purchased $2.5 million and $4.8 million of railcar components from Axis for the three and six months ended February 29, 2024, respectively and $1.8 million and $4.5 million for the three and six months ended February 28, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in three reportable segments: Manufacturing; Maintenance Services; and Leasing & Management Services. Our segments are operationally integrated. The Manufacturing segment, which currently operates from facilities in the U.S., Mexico, Poland, and Romania, produces freight railcars, tank cars, intermodal railcars and automotive railcar products. The Maintenance Services segment performs wheel and axle servicing, railcar maintenance and produces a variety of parts for the rail industry in North America. The Leasing & Management Services segment owns approximately 14,600 railcars as of February 29, 2024. We also provide management services for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America.

Management identifies the following trends which continue to impact our business and our results for the six months ended February 29, 2024. Overall, demand in the marketplace remains strong for our products and services. Supply chain challenges, rail service congestion, inflation, high interest rates, and labor shortages continue to impact our business. Despite this operating environment, we accomplished the following during the six months ended February 29, 2024:

•
Margin has improved $57.2 million and 30.7% compared to the same period last year driven by operating efficiencies and favorable product mix in our Manufacturing segment. All segments saw improvement in their margins when compared to the six months ended February 28, 2023.
•
Net earnings attributable to Greenbrier increased $48.2 million compared to the same period last year driven in part by operating efficiencies in connection with the ongoing optimization of our industrial footprint to support our strategic plan discussed below.

We believe our results highlight our continued focus on our strategic plan and we remain focused on increasing recurring revenue, expanding our aggregate gross margin, and raising our return on invested capital. Recurring revenue is defined as Leasing & Management Services revenue excluding the impact of syndication transactions.

Our backlog remains strong with railcar deliveries into 2026. Our railcar backlog was 29,200 units with an estimated value of $3.6 billion as of February 29, 2024. Our backlog includes nearly $815 million of railcars intended for syndication which are supported by lease agreements with external customers and may be syndicated to third parties or held in our lease fleet depending on a variety of factors. Approximately 3% of backlog units and 2% of estimated backlog value as of February 29, 2024 was associated with our Brazilian manufacturing operations which is accounted for under the equity method.

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

Three Months Ended February 29, 2024 Compared to the Three Months Ended February 28, 2023

Overview

Revenue, Cost of revenue, Margin and Earnings from operations (operating profit or loss) presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three Months Ended
(in millions, except per share amounts)	February 29, 2024	February 28, 2023
Revenue:
Manufacturing	$735.8	$968.6
Maintenance Services	75.2	98.0
Leasing & Management Services	51.7	55.4
	862.7	1,122.0
Cost of revenue:
Manufacturing	656.2	901.2
Maintenance Services	69.2	89.6
Leasing & Management Services	15.1	14.4
	740.5	1,005.2
Margin:
Manufacturing	79.6	67.4
Maintenance Services	6.0	8.4
Leasing & Management Services	36.6	41.0
	122.2	116.8
Selling and administrative	63.6	59.0
Net gain on disposition of equipment	(4.9)	(9.6)
Earnings from operations	63.5	67.4
Interest and foreign exchange	24.6	21.6
Earnings before income tax and earnings from unconsolidated affiliates	38.9	45.8
Income tax expense	(9.3)	(11.9)
Earnings before earnings from unconsolidated affiliates	29.6	33.9
Earnings from unconsolidated affiliates	4.0	2.9
Net earnings	33.6	36.8
Net earnings attributable to noncontrolling interest	(0.2)	(3.7)
Net earnings attributable to Greenbrier	$33.4	$33.1
Diluted earnings per common share	$1.03	$0.97

Performance for our segments is evaluated based on operating profit or loss. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Three Months Ended
(in millions)	February 29, 2024	February 28, 2023
Operating profit (loss):
Manufacturing	$58.8	$46.6
Maintenance Services	4.6	6.8
Leasing & Management Services	33.2	40.7
Corporate	(33.1)	(26.7)
	$63.5	$67.4

Consolidated Results

	Three Months Ended
(in millions)	February 29, 2024	February 28, 2023	Increase (Decrease)	% Change
Revenue	$862.7	$1,122.0	$(259.3)	(23.1%)
Cost of revenue	$740.5	$1,005.2	$(264.7)	(26.3%)
Margin (%)	14.2%	10.4%	3.8%	*
Net earnings attributable to Greenbrier	$33.4	$33.1	$0.3	0.9%

* Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 23.1% decrease in Revenue for the three months ended February 29, 2024 as compared to the three months ended February 28, 2023 was primarily due to a 24.0% decrease in Manufacturing revenue and 23.3% decrease in Maintenance Services revenue. The decreases were primarily driven by a 26.4% decrease in railcar deliveries including lower syndications and 22.0% lower volumes in our wheels business due to mild winter weather during the three months ended February 29, 2024.

The 26.3% decrease in Cost of revenue for the three months ended February 29, 2024 as compared to the three months ended February 28, 2023 was primarily due to a 27.2% decrease in Manufacturing cost of revenue. The decrease in Manufacturing cost of revenue was primarily attributed to a 26.4% decrease in railcar deliveries including lower syndications during the three months ended February 29, 2024.

Margin as a percentage of revenue was 14.2% and 10.4% for the three months ended February 29, 2024 and February 28, 2023, respectively. Margin as a percentage of revenue was positively impacted by operating efficiencies and favorable product mix within our Manufacturing segment during the three months ended February 29, 2024.

The $0.3 million increase in Net earnings attributable to Greenbrier for the three months ended February 29, 2024 as compared to the three months ended February 28, 2023 was primarily due to:

•
$5.4 million increase in Margin for the three months ended February 29, 2024 primarily due to operating efficiencies and a favorable product mix.
•
$3.5 million decrease in Net earnings attributable to noncontrolling interest due to lower profitability for the three months ended February 29, 2024.
•
$2.6 million decrease in Income tax expense from lower pre-tax earnings for the three months ended February 29, 2024.

These were partially offset by the following:

•
$4.7 million decrease in Net gain on disposition of equipment from lower sales of assets from our lease fleet during the three months ended February 29, 2024.
•
$4.6 million increase in Selling and administrative expense primarily attributed to an increase in employee related costs for the three months ended February 29, 2024.

Manufacturing Segment

	Three Months Ended
(In millions, except railcar deliveries)	February 29, 2024	February 28, 2023	Increase (Decrease)	% Change
Revenue	$735.8	$968.6	$(232.8)	(24.0%)
Cost of revenue	$656.2	$901.2	$(245.0)	(27.2%)
Margin (%)	10.8%	7.0%	3.8%	*
Operating profit ($)	$58.8	$46.6	$12.2	26.2%
Operating profit (%)	8.0%	4.8%	3.2%	*
Deliveries	5,300	7,200	(1,900)	(26.4%)

* Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of freight railcars and from the conversion of existing railcars through our facilities in North America and Europe.

Manufacturing Revenue decreased $232.8 million or 24.0% for the three months ended February 29, 2024 compared to the three months ended February 28, 2023. The decrease in Revenue was primarily attributed to a 26.4% decrease in railcar deliveries including lower syndications during the three months ended February 29, 2024.

Manufacturing Cost of revenue decreased $245.0 million or 27.2% for the three months ended February 29, 2024 compared to the three months ended February 28, 2023. The decrease in Cost of revenue was primarily attributed to a 26.4% decrease in railcar deliveries including lower syndications during the three months ended February 29, 2024.

Manufacturing Margin as a percentage of revenue increased 3.8% for the three months ended February 29, 2024 compared to the three months ended February 28, 2023. The increase in margin percentage for the three months ended February 29, 2024 was primarily attributed to operating efficiencies and favorable product mix during the three months ended February 29, 2024.

Manufacturing Operating profit increased $12.2 million for the three months ended February 29, 2024 compared to the three months ended February 28, 2023. The increase in operating profit was primarily attributed to improved Margin of $12.2 million during the three months ended February 29, 2024.

Maintenance Services Segment

	Three Months Ended
(in millions)	February 29, 2024	February 28, 2023	Increase (Decrease)	% Change
Revenue	$75.2	$98.0	$(22.8)	(23.3%)
Cost of revenue	$69.2	$89.6	$(20.4)	(22.8%)
Margin (%)	8.0%	8.6%	(0.6%)	*
Operating profit ($)	$4.6	$6.8	$(2.2)	(32.4%)
Operating profit (%)	6.1%	6.9%	(0.8%)	*

* Not meaningful

Our Maintenance Services segment primarily generates revenue from railcar component manufacturing and servicing and from providing railcar maintenance services.

Maintenance Services Revenue decreased $22.8 million or 23.3% for the three months ended February 29, 2024 compared to the three months ended February 28, 2023. The decrease was primarily attributed to 22.0% lower volumes in our wheels business due to mild winter weather during the three months ended February 29, 2024.

Maintenance Services Cost of revenue decreased $20.4 million or 22.8% for the three months ended February 29, 2024 compared to the three months ended February 28, 2023. The decrease was primarily due to operating at lower volumes during the three months ended February 29, 2024.

Maintenance Services Margin as a percentage of revenue decreased 0.6% for the three months ended February 29, 2024 compared to the three months ended February 28, 2023. The decrease in margin percentage was primarily attributed to lower operating efficiencies as a result of operating at lower volumes during the three months ended February 29, 2024.

Maintenance Services Operating profit decreased $2.2 million for the three months ended February 29, 2024 compared to the three months ended February 28, 2023. The decrease in operating profit was primarily attributed to lower operating efficiencies as a result of operating at lower volumes during the three months ended February 29, 2024.

Leasing & Management Services Segment

	Three Months Ended
(in millions)	February 29, 2024	February 28, 2023	Increase (Decrease)	% Change
Revenue	$51.7	$55.4	$(3.7)	(6.7%)
Cost of revenue	$15.1	$14.4	$0.7	4.9%
Margin (%)	70.8%	74.0%	(3.2%)	*
Operating profit ($)	$33.2	$40.7	$(7.5)	(18.4%)
Operating profit (%)	64.2%	73.5%	(9.3%)	*

* Not meaningful

Our Leasing & Management Services segment generates revenue from leasing railcars from our lease fleet, providing various management services, syndication revenue associated with leases attached to new railcar sales, and interim rent on leased railcars for syndication.

Leasing & Management Services Revenue decreased $3.7 million or 6.7% for the three months ended February 29, 2024 compared to the three months ended February 28, 2023. The decrease was primarily attributed to lower syndication activity. This was partially offset by an increase of $4.0 million in rents associated with a larger fleet during the three months ended February 29, 2024.

Leasing & Management Services Cost of revenue increased $0.7 million or 4.9% for the three months ended February 29, 2024 compared to the three months ended February 28, 2023. The increase was primarily due to higher costs from the larger fleet during the three months ended February 29, 2024.

Leasing & Management Services Margin as a percentage of revenue decreased 3.2% for the three months ended February 29, 2024 compared to the three months ended February 28, 2023. The decrease in margin percentage was primarily attributed to the lower syndication activity during the three months ended February 29, 2024.

Leasing & Management Services Operating profit decreased $7.5 million for the three months ended February 29, 2024 compared to the three months ended February 28, 2023. The decrease was primarily attributed to lower syndication activity and $2.9 million lower Net gain on disposition of equipment during the three months ended February 29, 2024.

Selling and Administrative Expense

	Three Months Ended
(in millions)	February 29, 2024	February 28, 2023	Increase (Decrease)	% Change
Selling and administrative expense	$63.6	$59.0	$4.6	7.8%

Selling and administrative expense was $63.6 million or 7.4% of Revenue for the three months ended February 29, 2024 compared to $59.0 million or 5.3% of Revenue for the prior comparable period. The $4.6 million increase was primarily attributed to an increase in employee related costs for the three months ended February 29, 2024.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment typically includes the sale of assets from our lease fleet (Equipment on operating leases, net) and disposition of property, plant and equipment. Assets are periodically sold in the normal course of business in order to optimize our fleet and to manage risk and liquidity.

Net gain on disposition of equipment was $4.9 million for the three months ended February 29, 2024 compared to $9.6 million for the prior comparable period. The decrease in Net gain on disposition of equipment was primarily attributed to fewer sales of assets from our lease fleet during the three months ended February 29, 2024.

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

	Three Months Ended
(in millions)	February 29, 2024	February 28, 2023	Increase (Decrease)
Interest and foreign exchange:
Interest and other expense	$23.9	$20.9	$3.0
Foreign exchange loss	0.7	0.7	—
	$24.6	$21.6	$3.0

The $3.0 million increase in Interest and foreign exchange expense for the three months ended February 29, 2024 compared to the three months ended February 28, 2023 was attributed to an increase in interest expense from higher interest rates and borrowings.

Income Tax

For the three months ended February 29, 2024, we had Income tax expense of $9.3 million on pre-tax income of $38.9 million for an effective tax rate of 23.9%. The effective tax rate benefited from net favorable adjustments related to our foreign subsidiaries.

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

Earnings from unconsolidated affiliates were $4.0 million and $2.9 million for the three months ended February 29, 2024 and February 28, 2023, respectively. The increase was primarily related to $2.2 million in higher earnings at our Brazil operations for the three months ended February 29, 2024.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $0.2 million for the three months ended February 29, 2024 compared to $3.7 million for the three months ended February 28, 2023. Net earnings attributable to noncontrolling interest primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

Six Months Ended February 29, 2024 Compared to the Six Months Ended February 28, 2023

Overview

Revenue, Cost of revenue, Margin and Earnings from operations (operating profit or loss) presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Six Months Ended
(in millions, except per share amounts)	February 29, 2024	February 28, 2023
Revenue:
Manufacturing	$1,411.7	$1,615.1
Maintenance Services	159.0	183.5
Leasing & Management Services	100.8	89.9
	1,671.5	1,888.5
Cost of revenue:
Manufacturing	1,257.1	1,505.7
Maintenance Services	140.8	169.2
Leasing & Management Services	30.1	27.3
	1,428.0	1,702.2
Margin:
Manufacturing	154.6	109.4
Maintenance Services	18.2	14.3
Leasing & Management Services	70.7	62.6
	243.5	186.3
Selling and administrative	119.9	112.4
Net gain on disposition of equipment	(4.8)	(12.9)
Asset impairment, disposal, and exit costs	—	24.2
Earnings from operations	128.4	62.6
Interest and foreign exchange	47.8	41.2
Earnings before income taxes and earnings from unconsolidated affiliates	80.6	21.4
Income tax expense	(19.3)	(8.1)
Earnings before earnings from unconsolidated affiliates	61.3	13.3
Earnings from unconsolidated affiliates	5.5	6.2
Net earnings	66.8	19.5
Net earnings attributable to noncontrolling interest	(2.2)	(3.1)
Net earnings attributable to Greenbrier	$64.6	$16.4
Diluted earnings per common share	$1.99	$0.49

Performance for our segments is evaluated based on operating profit or loss. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Six Months Ended
(in millions)	February 29, 2024	February 28, 2023
Operating profit (loss):
Manufacturing	$113.1	$43.2
Maintenance Services	15.2	12.3
Leasing & Management Services	59.5	56.3
Corporate	(59.4)	(49.2)
	$128.4	$62.6

Consolidated Results

	Six Months Ended
(in millions)	February 29, 2024	February 28, 2023	Increase (Decrease)	% Change
Revenue	$1,671.5	$1,888.5	$(217.0)	(11.5%)
Cost of revenue	$1,428.0	$1,702.2	$(274.2)	(16.1%)
Margin (%)	14.6%	9.9%	4.7%	*
Net earnings attributable to Greenbrier	$64.6	$16.4	$48.2	*

* Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our segments, which have various selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our results of operations.

The 11.5% decrease in Revenue for the six months ended February 29, 2024 as compared to the six months ended February 28, 2023 was primarily due to a 12.6% decrease in Manufacturing Revenue. The decrease in Manufacturing Revenue was primarily attributed to a 10.3% decrease in railcar deliveries during the six months ended February 29, 2024.

The 16.1% decrease in Cost of revenue for the six months ended February 29, 2024 as compared to the six months ended February 28, 2023 was primarily due to a 16.5% decrease in Manufacturing Cost of revenue. The decrease in Manufacturing Cost of revenue was primarily attributed to a 10.3% decrease in railcar deliveries during the six months ended February 29, 2024.

Margin as a percentage of revenue was 14.6% and 9.9% for the six months ended February 29, 2024 and February 28, 2023, respectively. Margin as a percentage of revenue was positively impacted by an increase in Manufacturing Margin from 6.8% to 11.0% primarily attributed to operating efficiencies and favorable product mix during the six months ended February 29, 2024.

The $48.2 million increase in Net earnings attributable to Greenbrier for the six months ended February 29, 2024 as compared to the six months ended February 28, 2023 was primarily due to the following:

•
$57.2 million increase in Margin for the six months ended February 29, 2024 primarily due to operating efficiencies and a favorable product mix.
•
$24.2 million impairment of long-lived assets at our Gunderson facility for the six months ended February 28, 2023.

These were partially offset by the following:

•
$11.2 million increase in Income tax expense associated with higher pre-tax earnings during the six months ended February 29, 2024.
•
$8.1 million decrease in Net gain on disposition of equipment from lower sales of assets from our lease fleet for the six months ended February 29, 2024.
•
$7.5 million increase in Selling and administrative expense primarily attributed to an increase in employee related costs for the six months ended February 29, 2024.
•
$6.6 million increase in Interest and foreign exchange primarily attributed to an increase in interest expense from higher borrowing and interest rates for the six months ended February 29, 2024.

Manufacturing Segment

	Six Months Ended
(In millions, except railcar deliveries)	February 29, 2024	February 28, 2023	Increase (Decrease)	% Change
Revenue	$1,411.7	$1,615.1	$(203.4)	(12.6%)
Cost of revenue	$1,257.1	$1,505.7	$(248.6)	(16.5%)
Margin (%)	11.0%	6.8%	4.2%	*
Operating profit ($)	$113.1	$43.2	$69.9	161.8%
Operating profit (%)	8.0%	2.7%	5.3%	*
Deliveries	10,500	11,700	(1,200)	(10.3%)

* Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of freight railcars and from the conversion of existing or in-service railcars through our facilities in North America and Europe.

Manufacturing Revenue decreased $203.4 million or 12.6% for the six months ended February 29, 2024 compared to the six months ended February 28, 2023. The decrease in Revenue was primarily attributed to a 10.3% decrease in railcar deliveries during the six months ended February 29, 2024.

Manufacturing Cost of revenue decreased $248.6 million or 16.5% for the six months ended February 29, 2024 compared to the six months ended February 28, 2023. The decrease in Cost of revenue was primarily attributed to a 10.3% decrease in the volume of railcar deliveries and operating efficiencies during the six months ended February 29, 2024.

Manufacturing Margin as a percentage of revenue increased 4.2% for the six months ended February 29, 2024 compared to the six months ended February 28, 2023. The increase in margin percentage for the six months ended February 29, 2024 was primarily attributed to operating efficiencies and favorable product mix during the six months ended February 29, 2024.

Manufacturing Operating profit increased $69.9 million for the six months ended February 29, 2024 compared to the six months ended February 28, 2023. The increase in Operating profit was primarily attributed to an increase in Margin during the six months ended February 29, 2024 as well as a $24.2 million impairment loss during the six months ended February 28, 2023.

Maintenance Services Segment

	Six Months Ended
(in millions)	February 29, 2024	February 28, 2023	Increase (Decrease)	% Change
Revenue	$159.0	$183.5	$(24.5)	(13.4%)
Cost of revenue	$140.8	$169.2	$(28.4)	(16.8%)
Margin (%)	11.4%	7.8%	3.6%	*
Operating profit ($)	$15.2	$12.3	$2.9	23.6%
Operating profit (%)	9.6%	6.7%	2.9%	*

* Not meaningful

Our Maintenance Services segment primarily generates revenue from railcar component manufacturing and servicing and from providing railcar maintenance services.

Maintenance Services Revenue decreased $24.5 million or 13.4% for the six months ended February 29, 2024 compared to the six months ended February 28, 2023. The decrease was primarily attributed to 19.3% lower volumes in our wheels business due to mild winter weather despite higher average selling prices during the six months ended February 29, 2024.

Maintenance Services Cost of revenue decreased $28.4 million or 16.8% for the six months ended February 29, 2024 compared to the six months ended February 28, 2023. The decrease was primarily due to operating at lower volumes during the six months ended February 29, 2024.

Maintenance Services Margin as a percentage of revenue increased 3.6% for the six months ended February 29, 2024 compared to the six months ended February 28, 2023. The increase in margin percentage was primarily attributed to favorable pricing during the six months ended February 29, 2024.

Maintenance Services Operating profit increased $2.9 million for the six months ended February 29, 2024 compared to the six months ended February 28, 2023. The increase in Operating profit was primarily attributed to favorable pricing during the six months ended February 29, 2024.

Leasing & Management Services Segment

	Six Months Ended
(in millions)	February 29, 2024	February 28, 2023	Increase (Decrease)	% Change
Revenue	$100.8	$89.9	$10.9	12.1%
Cost of revenue	$30.1	$27.3	$2.8	10.3%
Margin (%)	70.1%	69.6%	0.5%	*
Operating profit ($)	$59.5	$56.3	$3.2	5.7%
Operating profit (%)	59.0%	62.6%	(3.6%)	*

* Not meaningful

Our Leasing & Management Services segment generates revenue from leasing railcars from our lease fleet, providing various management services, syndication revenue associated with leases attached to new railcar sales, and interim rent on leased railcars for syndication.

Leasing & Management Services Revenue increased $10.9 million or 12.1% for the six months ended February 29, 2024 compared to the six months ended February 28, 2023. The increase was primarily attributed to higher lease rents due to a larger fleet and improved lease rates during the six months ended February 29, 2024.

Leasing & Management Services Cost of revenue increased $2.8 million or 10.3% for the six months ended February 29, 2024 compared to the six months ended February 28, 2023. The increase was primarily due to higher costs from the larger fleet during the six months ended February 29, 2024.

Leasing & Management Services Margin as a percentage of revenue increased 0.5% for the six months ended February 29, 2024 compared to the six months ended February 28, 2023. The increase in margin percentage was primarily attributed to the higher lease rents during the six months ended February 29, 2024.

Leasing & Management Services Operating profit increased $3.2 million or 5.7% for the six months ended February 29, 2024 compared to the six months ended February 28, 2023. The increase was primarily attributed to the larger fleet and improved lease rates during the six months ended February 29, 2024. This was partially offset by $4.8 million lower Net gain on disposition of equipment during the six months ended February 29, 2024.

Selling and Administrative Expense

	Six Months Ended
(in millions)	February 29, 2024	February 28, 2023	Increase (Decrease)	% Change
Selling and administrative expense	$119.9	$112.4	$7.5	6.7%

Selling and administrative expense was $119.9 million or 7.2% of Revenue for the six months ended February 29, 2024 compared to $112.4 million or 6.0% of Revenue for the prior comparable period. The $7.5 million increase was primarily attributed to an increase in employee related costs during the six months ended February 29, 2024.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment typically includes the sale of assets from our lease fleet (Equipment on operating leases, net) and disposition of property, plant and equipment. Assets are periodically sold in the normal course of business in order to optimize our fleet and to manage risk and liquidity.

Net gain on disposition of equipment was $4.8 million for the six months ended February 29, 2024 compared to a gain of $12.9 million for the prior comparable period. The decrease in Net gain on disposition of equipment was primarily attributed to fewer sales of assets from our lease fleet during the six months ended February 29, 2024.

Impairment of Long-Lived Assets

The six months ended February 28, 2023 included a $24.2 million impairment of long-lived assets at our Gunderson facility.

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

	Six Months Ended
(in millions)	February 29, 2024	February 28, 2023	Increase (Decrease)
Interest and foreign exchange:
Interest and other expense	$45.8	$38.7	$7.1
Foreign exchange loss	2.0	2.5	(0.5)
	$47.8	$41.2	$6.6

The $6.6 million increase in Interest and foreign exchange expense for the six months ended February 29, 2024 compared to the six months ended February 28, 2023 was primarily attributed to an increase in interest expense from higher interest rates and borrowings.

Income Tax

For the six months ended February 29, 2024, we had Income tax expense of $19.3 million on pre-tax income of $80.6 million for an effective tax rate of 23.9%. The effective tax rate benefited from net favorable adjustments related to our foreign subsidiaries.

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

Earnings from unconsolidated affiliates were $5.5 million and $6.2 million for the six months ended February 29, 2024 and February 28, 2023, respectively. The decrease was primarily related to a loss at a temporarily idle facility during the six months ended February 29, 2024.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $2.2 million for the six months ended February 29, 2024 compared to $3.1 million for the six months ended February 28, 2023. Net earnings attributable to noncontrolling interest primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

Liquidity and Capital Resources

	Six Months Ended
(in millions)	February 29, 2024	February 28, 2023
Net cash provided by (used in) operating activities	$54.4	$(96.4)
Net cash used in investing activities	(163.1)	(105.2)
Net cash provided by financing activities	79.7	23.7
Effect of exchange rate changes	(1.7)	18.4
Decrease in Cash and cash equivalents and Restricted cash	$(30.7)	$(159.5)

We have been financed through cash generated from operations and borrowings. At February 29, 2024 Cash and cash equivalents and Restricted cash were $272.0 million, an decrease of $30.7 million from $302.7 million at August 31, 2023.

Cash Flows From Operating Activities

The $150.8 million increase in cash from operating activities for the six months ended February 29, 2024 compared to the six months ended February 28, 2023 was primarily due to a $71.8 million net change in working capital and a $47.3 million increase in Net earnings.

Cash Flows From Investing Activities

Cash used in investing activities primarily related to capital expenditures net of proceeds from the sale of assets and investment activity with our unconsolidated affiliates. The $57.9 million increase in cash used in investing activities for the six months ended February 29, 2024 compared to the six months ended February 28, 2023 was primarily attributable to a $36.2 million decrease in proceeds from sales of assets when compared to the six months ended February 28, 2023. Proceeds from the sale of assets primarily relate to fleet sales in our Leasing & Management Services segment.

	Six Months Ended
(in millions)	February 29, 2024	February 28, 2023
Capital expenditures:
Leasing & Management Services	$(132.3)	$(142.6)
Manufacturing	(47.9)	(22.3)
Maintenance Services	(10.3)	(4.8)
Total capital expenditures (gross)	$(190.5)	$(169.7)
Proceeds from sales of assets	25.9	62.1
Total capital expenditures (net of proceeds)	$(164.6)	$(107.6)

Capital expenditures primarily relate to additions to our lease fleet and on-going investments into the safety and productivity of our facilities. Proceeds from the sale of assets primarily relate to sales of railcars from our lease fleet within Leasing & Management Services. Assets from our lease fleet are periodically sold in the normal course of business to accommodate customer demand and to manage risk and liquidity. Proceeds from sales of assets are expected to be approximately $75 million for 2024.

Gross capital expenditures for 2024 are expected to be approximately $280 million for Leasing & Management Services, approximately $140 million for Manufacturing and approximately $15 million for Maintenance Services. Capital expenditures for 2024 primarily relate to additions to our lease fleet reflecting our leasing strategy and continued investments into the safety and productivity of our facilities.

Cash Flows From Financing Activities

The $56.0 million increase in cash flow from financing activities for the six months ended February 29, 2024 compared to the six months ended February 28, 2023 was primarily attributed to $53.6 million higher proceeds from the issuance of notes payable, net of repayments. During the six months ended February 29, 2024 we issued $178.5 million of asset backed securities and used proceeds to pay down $139.9 million of our GBX Leasing warehouse facility. We also drew $89.2 million on the GBX Leasing warehouse facility to grow the fleet. In February 2024, we paid $47.7 million to retire our 2024 Convertible Notes.

Dividend & Share Repurchase Program

A quarterly dividend of $0.30 per share was declared on April 2, 2024.

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

During the six months ended February 29, 2024, we purchased a total of 38 thousand shares for $1.3 million. As of February 29, 2024, the amount remaining for repurchase under the share repurchase program was $45.1 million. During the six months ended February 28, 2023, we purchased a total of 575 thousand shares for $17.4 million.

Cash, Borrowing Availability and Credit Facilities

As of February 29, 2024, we had $252.0 million in Cash and cash equivalents and $329.3 million in available borrowings. The available balance to draw under committed credit facilities includes $214.6 million on the North American credit facility, $43.7 million on the European credit facilities and $71.0 million on the Mexican credit facilities.

Senior secured credit facilities aggregated to $1.4 billion as of February 29, 2024 which consisted of the following components:

GBX Leasing – As of February 29, 2024, a $550.0 million non-recourse warehouse credit facility existed to support the operations of GBX Leasing. Advances under this facility bear interest at SOFR plus 1.85% plus 0.11% as a SOFR adjustment. Interest rate swap agreements cover approximately 99% of the outstanding balance to swap the floating interest rate to a fixed rate. The warehouse credit facility converts to a term loan in August 2025 and matures in August 2027.

North America – As of February 29, 2024, a $600.0 million revolving line of credit, maturing August 2026, secured by substantially all our U.S. assets not otherwise pledged as security for term loans or the warehouse credit facility, existed to provide working capital and interim financing of equipment, principally for our U.S. and Mexican operations. Advances under this North American credit facility bear interest at SOFR plus 1.75% plus 0.10% as a SOFR adjustment or Prime plus 0.75% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

Europe – As of February 29, 2024, lines of credit totaling $75.3 million secured by certain of our European assets, with variable rates that range from WIBOR plus 1.2% to WIBOR plus 1.6% and EURIBOR plus 1.9%, were available for working capital needs of our European manufacturing operations. The European lines of credit include $32.5 million which is guaranteed by us. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from June 2024 through November 2025.

Mexico – As of February 29, 2024, our Mexican railcar manufacturing operations had lines of credit totaling $196.0 million for working capital needs, $96.0 of which we and our joint venture partner have each guaranteed 50%. Advances under these facilities bear interest at variable rates that range from SOFR plus 2.22% to SOFR plus 4.25%. The Mexican credit facilities have maturities that range from June 2024 through January 2027.

Credit facility balances:

(in millions)	February 29, 2024	August 31, 2023
Nonrecourse credit facility balances
GBX Leasing	$89.2	$139.9
Other credit facility balances
North America	55.0	—
Europe	31.6	47.2
Mexico	125.0	110.0
Total Revolving notes	$300.8	$297.1

Outstanding commitments under the North American credit facility included letters of credit which totaled $7.1 million and $4.9 million as of February 29, 2024 and August 31, 2023, respectively.

Other Information

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into financing leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of February 29, 2024, we were in compliance with all such restrictive covenants.

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

To mitigate the exposure to changes in interest rates, we have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $608.6 million of variable rate debt to fixed rate debt as of February 29, 2024.

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

We performed a quantitative assessment for our annual goodwill impairment test during the third quarter of 2023. Based on the results of our assessment, the estimated fair values of all reporting units with goodwill increased from our prior quantitative assessment, and exceeded their carrying values; therefore, we concluded that goodwill was not impaired. Pursuant to the authoritative guidance, we make certain estimates and assumptions to determine our reporting units and whether the fair value for each reporting unit is greater than its carrying value. The above highlighted judgments contemplated estimates and effects of macroeconomic trends that are inherently uncertain. Changes in these estimates, which may include the effects of inflation and policy reactions thereto, increases in pricing of materials and components, changes in demand, or potential macroeconomic events may cause future assessment conclusions to differ.

As of February 29, 2024, our goodwill balance was $128.0 million, of which $85.4 million related to our Manufacturing segment and $42.6 million related to our Maintenance Services segment. Our Manufacturing segment includes the North America Manufacturing reporting unit with a goodwill balance of $56.3 million and the Europe Manufacturing reporting unit with a goodwill balance of $29.1 million.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecasted foreign currency sales and expenses. At February 29, 2024 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $110.9 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact that a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At February 29, 2024, net assets of foreign subsidiaries aggregated to $153.6 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $15.4 million, or 1.2% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $608.6 million of variable rate debt to fixed rate debt. Notwithstanding these interest rate swap agreements, we are still exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At February 29, 2024, 84% of our outstanding debt had fixed rates and 16% had variable rates. At February 29, 2024, a uniform increase by 10% in variable interest rates would result in approximately $1.4 million of additional annual interest expense.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of such date due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023.

Ongoing Remediation of Previously Identified Material Weakness

The Company’s management, under the oversight of the Audit Committee, is designing and implementing corrective actions to remediate the control deficiencies contributing to the material weakness. These remediation actions are ongoing and include:

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

Changes in Internal Control over Financial Reporting

Except for the changes in connection with our implementation of the remediation plans above, there have been no changes in our internal control over financial reporting during the quarter ended February 29, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. The share repurchase program has an expiration date of January 31, 2025. The amount remaining for purchase was $45.1 million as of February 29, 2024. There were no share repurchases under this program during the three months ended February 29, 2024.

Item 5. Other Information

Trading Plan Arrangements

During the three months ended February 29, 2024 the following officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, as follows:

On January 22, 2024, Brian Comstock, Executive Vice President and President, The Americas, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 10,000 shares of our common stock acquired by Mr. Comstock pursuant to our Stock Incentive Plan. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement will be April 27, 2024, and subsequent sales under the trading arrangement may occur on a regular basis for the duration of the trading arrangement until January 15, 2026, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended February 29, 2024.

Executive Transitions

On April 2, 2024, Ms. Tekorius confirmed to the Board that Mr. Downes would cease serving as Senior Vice President, Chief Financial Officer (principal financial officer) on April 8, 2024. In connection therewith, Mr. Downes provided a release to the Company and will receive continued base salary and benefits for 12 months and continued eligibility for an annual bonus for 2024. On April 2, 2024, the Company entered into a Transition and Consulting Agreement with Mr. Downes (the “Consulting Agreement”). The Consulting Agreement provides that Mr. Downes will serve as a strategic adviser to our Chief Executive Officer through March 31, 2025. In exchange for such services, Mr. Downes will continue to vest in his outstanding equity awards through the term of the Consulting Agreement. The foregoing description does not purport to be complete and is qualified in entirety by reference to the full text of the Consulting Agreement, which will be filed as an exhibit to the Company’s Form 10-Q for the quarter ended May 31, 2024. Also on April 2, 2024, the Board designated the Company’s Chief Executive Officer and President, Lorie L. Tekorius, as the Company’s principal financial officer, effective April 8, 2024. Ms. Tekorius will serve as principal financial officer until a successor is appointed by the Board.

Amendment to Bylaws

On April 2, 2024, the Board of Directors (the “Board”) of the Company approved and adopted the amendment and restatement of the Bylaws of the Company (as so amended and restated, the “Bylaws”). The Bylaws revise the requirements for committees of the Board: (i) to permit the Board to establish committees consisting of one or more members of the Board, instead of requiring committees of two or more members of the Board, providing the Board with flexibility in creating committees consistent with current Oregon law, and (ii) to remove from the Bylaws the prescriptive requirements regarding the membership and duties of the audit committee, compensation committee and nominating and corporate governance committee of the Board, as such requirements are provided for in the charters for each such committee, which are publicly available on the Company’s investor relations website. The revisions also include certain technical, conforming, modernizing, or clarifying changes to the Bylaws.

The foregoing description of the changes contained in the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is attached hereto as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

(a)
List of Exhibits:

3.1	Amended and Restated Bylaws of the Registrant dated April 2, 2024.

10.1*	Amended and Restated The Greenbrier Companies, Inc. Employee Stock Purchase Plan, as amended and restated effective January 5, 2024.

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (Formatted as inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date:	April 5, 2024	By:	/s/ Adrian J. Downes
Adrian J. Downes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)