Form 10-K
period 2024-08-31
GREENBRIER COMPANIES INC
filed 2024-10-24
CIK 923120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2024

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

Aggregate market value of the registrant’s Common Stock held by non-affiliates as of February 28, 2024 (based on the closing price of such shares on such date) was $1,578,052,391.

The number of shares outstanding of the registrant’s Common Stock on October 18, 2024 was 31,339,993 without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement prepared in connection with the Annual Meeting of Shareholders to be held on January 9, 2025 are incorporated by reference into Part III of this Report.

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

Many of these risks and other factors are beyond our ability to control or predict. Words such as "ability," “allow,” “anticipate,” “believe,” “committed,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “foreseeable”, “future,” “goal,” "impact," “intend,” “likely,” “may,” “periodically,” “plan,” “potential,” “provide,” “result,” “seek,” “should,” “strategy,” "target," “will,” “would,” and similar expressions identify forward-looking statements. In addition, statements regarding expectations of cost savings or our ability to navigate current challenges, or any other statements that explicitly or implicitly draw trends in our performance or the markets in which we operate, or characterize future events or circumstances, are forward-looking statements.

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

PART I

Item 1. BUSINESS

Introduction

We are one of the leading designers, manufacturers and marketers of railroad freight car equipment and services in North America, Europe, and South America and may enter other geographies as opportunities arise. We offer railcar management, regulatory compliance and leasing services to railcar owners or other users of railcars in North America. We are a leading provider of freight railcar wheel services, maintenance and parts in North America. Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil.

We operate an integrated business model in North America that combines freight car manufacturing, wheel services, railcar maintenance, component parts, leasing and fleet management services. Our model is designed to provide customers with a comprehensive set of freight car product and service solutions by utilizing our substantial engineering, mechanical and technical capabilities as well as our experienced commercial personnel. Our integrated model allows us to develop cross-selling opportunities and synergies among our reportable segments thereby enhancing our margins. We believe our integrated model is difficult to duplicate and provides greater value for our customers and investors.

We operate in three reportable segments: Manufacturing; Maintenance Services; and Leasing & Management Services. Financial information about our reportable segments as well as geographic information is located in Note 18 - Segment Information to the Consolidated Financial Statements.

References in this Annual Report on Form 10-K to the “Company,” “Greenbrier,” “we,” “us” and “our” refer to The Greenbrier Companies, Inc. and, where appropriate, its subsidiaries. All references to years refer to the fiscal years ended August 31st unless otherwise noted.

The Greenbrier Companies, Inc., is incorporated in Oregon. Our principal executive offices are located at One Centerpointe Drive, Suite 200, Lake Oswego, Oregon 97035. Our telephone number is (503) 684-7000 and our Internet website is located at http://www.gbrx.com. Information contained on our website is not part of or incorporated into this Form 10-K or any other filings with the Securities and Exchange Commission (SEC).

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

Intermodal Railcars - We manufacture a comprehensive portfolio of intermodal railcars. Our most popular intermodal product is our double-stack railcars called Maxi-Stack® I and Maxi-Stack® IV. The double-stack railcar is designed to transport containers stacked two-high on a single platform and provides significant operating and capital savings over other types of intermodal railcars.

Automotive - We manufacture a full line of railcar equipment specifically designed for the transportation of light vehicles. Our automotive offerings include the Auto-Max® II, Multi-MaxTM and Multi-Max PlusTM products, which are designed to carry automobiles, CUVs, SUVs, trucks and high sided vans efficiently.

Sustainable ConversionsTM - We are a leading provider of sustainable conversions, which repurposes existing railcars into new equipment service. Our sustainable conversions are an efficient and cost-savings option for railcar owners looking to diversify and optimize their fleets. We rebody or stretch covered hoppers into larger cubic service, re-rack or perform deck conversion on auto racks, and perform tank car retrofits to help customers manage pending regulations.

European Railcar Manufacturing - Our European manufacturing operations produce a variety of freight wagon types, including box, car carrier, covered, flat, hopper, intermodal, steel products and specialty wagons. In addition, our European manufacturing operations produce a comprehensive line of pressurized tank wagons for liquid petroleum, liquefied petroleum gas, chlorine and ammonia and non-pressurized tank cars for light oil, chemicals and other products, and are a leading manufacturer of bogies and other key components. We offer a full range of leasing options for a variety of freight and tank wagons that we produce, along with wagon repair and maintenance services.

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

In September 2024, the Company combined the Maintenance Services segment within the Manufacturing segment.

Leasing & Management Services Segment

Leasing - We operate a railcar leasing business in North America. Our relationships with financial institutions and operating lessors combined with our ownership of a lease fleet of approximately 15,500 railcars enables us to offer flexible leases to our customers including operating leases of varied intervals and “per diem” leases. The percentage of owned units on lease was 98.5% at August 31, 2024 with an average remaining lease term of 4.0 years and an average age of 6.5 years. We also originate leases of railcars, which are either newly built or refurbished by our operations. These may be held in the fleet or sold with attached leases to financial institutions or other investors, typically with multi-year management services agreements. As an equipment owner and an originator of leases, we participate principally in the operating lease segment of the market. Assets from our owned lease fleet are periodically sold to accommodate customer demand, manage risk and maintain liquidity.

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

Unconsolidated Affiliates

United States (U.S.) Axle Manufacturing - We have a 41.9% interest in Axis, LLC (Axis), a joint venture that manufactures and sells axles to its joint venture partners for use and distribution both domestically and internationally.

Brazilian Railcar Manufacturing - We have a 60% ownership interest in Greenbrier Maxion-Equipamentos e Serviços Ferroviários S.A. (Greenbrier-Maxion), a leading railcar manufacturer in South America, based in Hortolandia, Brazil. Greenbrier-Maxion also assembles bogies and offers a range of aftermarket services including railcar overhaul and refurbishment. We do not consolidate Greenbrier-Maxion for financial reporting purposes and account for our interest under the equity method of accounting as the entity’s governance provisions require that all significant decisions of Greenbrier-Maxion are subject to shared consent of its shareholders.

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

Backlog

The following table depicts our reported railcar backlog subject to third-party sale or lease in number of railcars and estimated future revenue value attributable to such backlog, at the dates shown:

	August 31,
	2024	2023	2022
New railcar backlog units [1]	26,700	30,900	29,500
Estimated future revenue value (in millions) [2]	$3,380	$3,810	$3,480

1 Each platform of a railcar is treated as a separate unit.

2 Subject to change based on finalization of product mix.

Approximately 3% of backlog units and estimated value as of August 31, 2024 was associated with our Brazilian railcar manufacturing operations, which are accounted for under the equity method.

Based on current production schedules, approximately 18,600 units in the August 31, 2024 backlog are scheduled for delivery in 2025. The remaining balance of the production is scheduled for delivery in 2026 and beyond.

Our backlog includes approximately $590 million of railcars intended for syndication which are supported by lease agreements with external customers and may be syndicated to third parties or held in our lease fleet, depending on a variety of factors.

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

Customers

Customers across our reportable segments include railroads, leasing companies, financial institutions, shippers, carriers and transportation companies. We have strong, long-term relationships with many of our customers. We believe that our customers’ preference for high quality products, our technological leadership in developing innovative products, our focus on being highly responsive to our customers' needs and competitive pricing of our railcars have helped us maintain our long-standing relationships with our customers.

In 2024, revenue from one customer accounted for approximately 10% of Consolidated Revenue which represented 11% of Manufacturing Revenue, 6% of Leasing & Management Services Revenue and 1% of Maintenance Services Revenue. No other customers accounted for greater than 10% of Consolidated Revenue.

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

In 2024, the top ten suppliers for all inventory purchases accounted for approximately 44% of total purchases. The top supplier accounted for 17% of total inventory purchases in 2024. No other suppliers accounted for more than 10% of total inventory purchases. We believe we maintain good relationships with our suppliers.

Competition

We believe we are currently one of the two largest railcar manufacturers in North America. There are also a handful of specialty builders who focus on niche markets. In Europe, we believe we are in the top tier of railcar manufacturers. Through our 60% ownership interest in Greenbrier-Maxion, we are a leading railcar manufacturer in South America. The railcar manufacturing industry is becoming more global as customers are purchasing railcars from manufacturers outside of their geographic region. In all railcar markets that we serve, we compete on the basis of quality, price, timeliness of delivery, innovative product design, reputation and customer service.

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

Through our research and customer relationships, insights are derived into the potential need for new products and services. Marketing and engineering personnel collaborate to evaluate opportunities and develop new products and services that exceed customers’ expectations. Research and development costs incurred during the years ended August 31, 2024, 2023 and 2022 were $5.2 million, $4.0 million and $5.4 million, respectively.

Human Capital

With the oversight of the Board, our Chief Executive Officer and senior leadership are thoughtfully invested in our global workforce. We regularly review our priorities and progress in each of the areas highlighted below.

We depend on a highly skilled workforce of approximately 14,200 employees of which approximately half reside in Mexico. Individuals across multiple locations who have technical skills, including experience in welding, engineering, and machine operating, are necessary for us to succeed.

Approximately 7,800 employees are represented by unions, primarily in Mexico and Europe. At our Maintenance Services locations, approximately 50 employees are represented by a union. We believe we have good union relations.

Safety – Employee safety is a top priority and we remain dedicated to continuously improving our safety performance over time. We regularly demonstrate our commitment to maintaining a safe workplace through efforts such as a refreshed safety onboarding and continuous awareness and training process, empowering employees to speak up on safety matters, and enhancing our focus on leading indicators. Our Chief Executive Officer, senior leadership and our Board of Directors monitor our safety performance regularly.

Employee Engagement – Building a successful human capital management strategy requires foresight, commitment and a willingness to embrace change. We are committed to creating a culture of feedback that reinforces our Core Value of Respect for People.

Employee engagement and satisfaction are essential to Greenbrier’s success. We prioritize fostering connections, encouraging collaboration, and creating a culture of open dialogue and feedback. Employee surveys play a critical role in helping us understand the priorities of our workforce. In 2023, we expanded our employee engagement survey to include our Mexico facilities, and in 2024, we further expanded to include Europe. Feedback from our surveys continue to influence our approach to creating a culture of open dialogue and feedback.

We are dedicated to fostering an inclusive environment that represents the broader communities we serve. We maintain eight Employee Resource Groups (ERGs) sponsored and supported by leadership. Our ERGs aim to instill workplace values that inspire innovation and growth, keep employees engaged, contribute to personal and professional development, and support retention.

Communication and Recognition – In 2024, Greenbrier enhanced GBX RailDepot, the communication platform launched in 2023 by adding GBXcellence. This recognition and rewards program enhances our workplace culture by empowering employees to acknowledge the outstanding contributions of their peers and leaders, while also celebrating milestones together.

Development and Training – We understand that a talented and diverse workforce is essential to our success. That's why we focus on developing our employees through customized learning and training programs designed to enhance talent retention. Our personalized approach offers a range of training formats, equipping our team with the resources they need to grow and thrive professionally at Greenbrier. This empowers employees to take charge of their own learning journeys.

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

Our 2024 Sustainability Update report provides additional information regarding our sustainability strategy and targets. It can be found on our website. Information contained on or accessible through our website is not incorporated into and does not constitute a part of this filing.

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

Portland Harbor Superfund Site

Our former Portland, Oregon manufacturing facility (the Portland Property) is located adjacent to the Willamette River. In December 2000, the U.S. Environmental Protection Agency (EPA) classified portions of the Willamette River bed known as the Portland Harbor, including the portion fronting the Portland Property, as a federal "National Priority List" or "Superfund" site due to sediment contamination (the Portland Harbor Site). Our company and more than 140 other parties have received a "General Notice" of potential liability from the EPA relating to the Portland Harbor Site. The letter advised us that we may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. Ten private and public entities, including our company (the Lower Willamette Group or LWG), signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities did not sign such consent, but nevertheless contributed financially to the effort. The EPA-mandated RI/FS was produced by the LWG and cost over $110 million during a 17-year period. We bore a percentage of the total costs incurred by the LWG in connection with the investigation. Our aggregate expenditure during the 17-year period was not material. Some or all of any such outlay may be recoverable from other responsible parties. The EPA issued its Record of Decision (ROD) for the Portland Harbor Site on January 6, 2017 and accordingly on October 26, 2017, the AOC was terminated.

Separate from the process described above, which focused on the type of remediation to be performed at the Portland Harbor Site and the schedule for such remediation, approximately 100 parties, including the State of Oregon and the federal government, are participating in a non-judicial, mediated allocation process to try to allocate costs associated with remediation of the Portland Harbor Site. We will continue to participate in the allocation process. Approximately 110 additional parties signed tolling agreements related to such allocations. On April 23, 2009, our company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc. et al, U.S. District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has been stayed by the court until January 14, 2025.

The EPA's January 6, 2017 ROD identifies a clean-up remedy that the EPA estimates will take 13 years of active remediation, followed by 30 years of monitoring with an estimated undiscounted cost of $1.7 billion. The EPA typically expects its cost estimates to be accurate within a range of -30% to +50%, but this ROD states that changes in costs are likely to occur. The EPA has identified several work areas within the ROD cleanup area. One of the units, RM9W, includes the nearshore area of the river sediments offshore and downstream of the Portland Property. It also includes a portion of the Portland Property's riverbank. The ROD does not break down total remediation costs by Sediment Decision Unit. The EPA requested that potentially responsible parties enter AOCs during 2019 agreeing to conduct remedial design studies. Some parties have signed AOCs, including one party with respect to RM9W. We have not signed an AOC in connection with remedial design, but we are assisting in funding a portion of the RM9W remedial design.

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

Sale of Portland Property

We sold the Portland Property in May 2023, but remain potentially liable with respect to the above matters. Any of these matters could adversely affect our business and Consolidated Financial Statements. However, any contamination or exacerbation of contamination that occurs after the sale of the property will be the liability of the current and future owners and operators of the Portland Property.

Regulation

We must comply with the rules of the Department of Homeland Security (DHS) and the U.S. Department of Transportation (USDOT), and the administrative agencies it oversees, including the Federal Railroad Administration (FRA), the Pipeline and Hazardous Materials Safety Administration (PHMSA), in the U.S. and Transport Canada (TC) in Canada, each of which administer and enforce laws and regulations relating to railroad safety. Products sold and leased by us in North America must meet AAR, TC, PHMSA and FRA standards. More specifically, the transportation of hazardous materials by rail is subject to rigorous oversight by FRA, PHMSA, and DHS. Railroads, acting through the AAR, work in partnership with these and other local, state, and federal entities on hazardous materials-related issues, including train routing, security, tank car design and emergency response. Railroads also require compliance with certain industry best practices that sometimes exceed federal requirements for trains carrying hazardous materials. These regulations govern equipment and safety appliance standards for freight cars and other rail equipment used in interstate and international commerce throughout North America. The AAR promulgates rules and regulations governing the safety and design of equipment, relationships among railroads and other railcar owners with respect to railcars in interchange, and other matters. The AAR also certifies railcar builders and component manufacturers that provide equipment for use on North American railroads. These regulations require maintaining certifications with the AAR as a railcar builder and maintenance provider and component manufacturer. In the ensuing months, we expect new regulations related to recently passed laws that prescribe disclosure of the geographic origin of components of new railcars before new railcars are granted access to the rail interchange system in the United States.

Our operations are subject to health and safety regulations by the U.S. Occupational Safety and Health Administration (OSHA) and the Secretaria del Trabajo y Prevision Social (STPS) in Mexico. We believe that we employ appropriate precautions to protect our employees and others from workplace injuries and harmful exposure to materials handled and managed at our facilities. However, claims asserted against us for work-related illnesses or injury and the further adoption of occupational safety and health regulations in the U.S. or foreign jurisdictions in which we operate could increase our operating costs. While we do not anticipate having to make material expenditures to remain in substantial compliance with health and safety laws and regulations, we are unable to predict the ultimate cost of compliance.

The regulatory environment in Europe consists of a combination of EU regulations and country-specific regulations, including a harmonized set of Technical Standards for Interoperability of freight wagons throughout the EU. The regulatory environment in Brazil is overseen by the Ministry of Transportation and the National Agency of Ground Transportation. In all other countries, we conform to country-specific regulations where applicable.

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

We depend on skilled labor in all areas of our business. Some of our facilities are located in areas where demand for skilled labor often exceeds supply. A shortage of some types of skilled labor such as welders and machine operators would restrict our ability to maintain or increase production rates, lead to production inefficiencies and increase our labor costs. Due to the competitive nature of the labor markets in which we operate and the cyclical nature of the railcar industry, the resulting employment cycle increases our risk of not being able to recruit, train and retain the employees we require at efficient costs and on reasonable terms, particularly when competition for such skilled labor increases. If we lose our reputation as a leader in safety among our industry peers, we may become less competitive in our efforts to attract such skilled labor. Further, we are party to collective bargaining agreements with labor unions at some of our operating sites. Disputes with labor unions, could result in, among other things, strikes, work stoppages or other slowdowns which could cause a significant disruption of our operations and increase our ongoing labor costs. We cannot be assured that our relations with our workforce will remain positive. If we are unable to recruit, train and retain adequate numbers of qualified employees and third-party labor providers on a timely basis or at a reasonable cost or on reasonable terms, our business and results of operations could be adversely affected.

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

Certain materials for our products are currently available from a limited number of suppliers and, as a result, we may have limited control over pricing, availability, and delivery schedules. Additionally, factors beyond our control, including adverse political conditions, trade embargoes, increased tariffs or import duties, inclement weather, natural disasters, pandemics, terrorism and labor disputes may adversely impact our supply chain, particularly if these conditions or disputes result in work slowdowns, lockouts, strikes, facility closures, or related disruptions. The inability to purchase a sufficient quantity of materials on a timely basis could create disruptions in our production and result in delays while we attempt to engage alternative suppliers. Any such disruption or conditions could harm our business and adversely impact our results of operations. The loss of suppliers or their inability to meet our price, quality, quantity and delivery requirements could have an adverse effect on our ability to manufacture and sell our products on a cost-effective basis.

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

Our business and financial results of operations could be materially and adversely impacted if we fail to adequately manage and respond to events that cause an interruption or interference in our business operations.

Business resiliency is important to our success. Natural and human-made events and circumstances may delay our ability to deliver products and services to our customers, increase our operating costs, decrease our margins, and adversely impact our results of operations. Such events include, but are not limited to, security breaches, disruptions or failures in our information-technology systems, physical damage to our facilities (including fires, structural failures, power outages or other events), the unavailability of labor, actions or non-action by governmental agencies that prevent or hinder us from operating our business, meeting our contractual obligations, and converting backlog to revenue. The impact of such disruptions to our business and results of operations may vary based on the length and severity of the disruption. Our failure to create and implement systems for monitoring, mitigating, managing, and recovering from such events could increase the length and severity of such disruptions, and could subject us to losses including penalties, cancellation of orders, and/or other losses.

We face risks related to cybersecurity threats and incidents that increase our costs and could disrupt our business and operations, damage our reputation, and result in material liabilities.

We face attempts by malicious hackers, state-sponsored organizations, intruders and potential terrorists, as well as by bad actor employees or third-party service providers, to gain unauthorized access into our physical facilities, or introduce malicious software to our network or those of our customers to, among other things: steal proprietary information related to our business, products, employees, and customers; interrupt our systems and services or those of our customers; corrupt the processes used to operate our businesses and to design and manufacture our products; or demand ransom to return control of such systems and services. Such attempts are increasing in number and in technical sophistication, and if successful, would expose us and the affected parties to risk of loss or misuse of proprietary or confidential information, and could significantly disrupt our business operations. Our information technology infrastructure also includes products and services provided by third parties, and these providers can experience breaches of their systems and products that affect the security of our systems and our proprietary or confidential information. Our reliance on information technology increases to the extent working remotely increases among our employees.

The theft, loss, or misuse of third-party data collected, used, stored, or transferred by us to run our business, and our attempts to address cybersecurity threats and incidents, whether or not successful, could result in our incurring significant costs related to, for example, disruptions in our operations, rebuilding internal systems, implementing additional threat protection measures, defending against litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps with respect to third parties, as well as reputational harm. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. While we seek to detect and investigate unauthorized attempts and attacks against our network, products, and services, and to prevent their recurrence where practicable through changes to our internal processes and tools, we remain potentially vulnerable to additional known or unknown threats. In some instances, we, our customers, and the users of our products and services can be unaware of an incident or its magnitude and effects. These risks can be further complicated by new and evolving government regulations and requirements for cybersecurity incident reporting, which can result in greater scrutiny of and demands on our incident detection, analysis, mitigation and remediation processes and procedures.

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

Once a railcar or other product is manufactured in one of our plants, it must be moved by rail to a customer delivery point. In many cases, the manufacturing plant and the delivery point are in different countries. Many different and unrelated factors could cause a delay in our ability to move our goods in a timely manner from the manufacturing plant to the delivery point including physical disruptions such as armed conflict, natural disasters and power outages, strikes, pandemics, labor stoppages or shortages hindering the operation of railroads and related transportation infrastructure, regulatory and bureaucratic inefficiency and unresponsiveness, uncertainty due to inconsistent treatment from regulators, and other causes. In addition, our manufacturing facilities often purchase raw materials from different countries. The same factors affecting the movement of our completed railcars can disrupt the movement of these raw materials to our manufacturing facilities. A material disruption in the movement of our completed cars or raw materials, especially between countries and across borders, could negatively impact our business and results of operations.

Equipment failures, technological failures, costs and inefficiencies associated with changing of production lines, or transfer of production between facilities, could lead to production, delivery, or service curtailments or shutdowns, loss of revenue or higher expenses.

We operate a substantial amount of equipment at our production facilities. An interruption in production capabilities or maintenance and repair capabilities at our facilities, as a result of equipment or technology failure, natural disasters, pandemics, terrorism, costs and inefficiencies associated with changing of production lines or transfer of production between facilities, could reduce or prevent our production, delivery, service, or repair of our products and increase our costs and expenses. A halt of production at any of our manufacturing facilities could severely affect delivery times to our customers. Any significant delay in deliveries not otherwise contractually mitigated could result in cancellation of all or a portion of our orders, the loss of future sales, and negatively affect our reputation and our results of operations.

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

Our manufacturing backlog represents future production for our customers and estimated potential revenue attributable to such production. Our backlog of railcar units is not necessarily indicative of future results of operations. Some orders are subject to customary documentation, conditions, or completion of terms which may not occur. If a customer cancels an order, we may be unable to recover the entire amount we anticipated receiving from the order. The timing of converting backlog to revenue is also materially impacted by our decision whether to lease railcars, sell railcars, syndicate railcars with a lease attached to an investor, or contribute railcars to our lease fleet. Actual revenue may not equal our anticipated revenues based on our backlog.

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

Our manufacturing operations depend in part on our ability to obtain timely deliveries of materials, components and services in acceptable quantities and quality from our suppliers. In 2024, the top ten suppliers for all inventory purchases accounted for approximately 44% of total purchases. The top supplier accounted for approximately 17% of total inventory purchases in 2024. No other suppliers accounted for more than 10% of total inventory purchases. Certain components of our products, particularly specialized components like castings, bolsters, trucks, wheels and axles, and certain services, such as lining capabilities, are currently only available from a limited number of suppliers. If any one or more of our suppliers cease to provide us with sufficient quantities of our components or services in a timely manner or on terms acceptable to us, or cease to provide services or manufacture components of acceptable quality, or go out of business, we could incur disruptions or be limited in our production of our products and may not be able to promptly identify alternative sources for these components or services.

In addition, we are increasing the number of components and services we manufacture or provide ourselves, directly or through joint ventures. If we are not successful at manufacturing such components or providing such services or have production problems after transitioning to self-produced supplies, we may not be able to replace such components or services from third-party suppliers in a timely manner. Any resulting disruption in our supply, or increase in the cost of specialized components and services, could harm our business and adversely affect our results of operations.

The timing of our asset sales and related revenue recognition could cause significant differences in our quarterly results and liquidity.

We may build products in anticipation of a customer order, or lease railcars to a customer with the aim of selling such railcars on lease to a third-party. In such cases, the lag between production and sale results in uneven recognition of revenue and earnings over time. Our production during any given period may be concentrated in relatively few contracts, intensifying the amplitude and irregularity of our revenue streams. The timing of recognizing revenue on a railcar is also materially impacted by our decision whether to lease the railcar to a lessee, sell the railcar, or syndicate the railcar with a lease attached to an investor. In addition, we periodically sell railcars from our own lease fleet and the timing and volume of such sales are difficult to predict. As a result, comparisons of our Manufacturing or Leasing & Management Services revenue, deliveries, quarterly net gain on disposition of equipment, income and liquidity between quarterly periods within one year and between comparable periods in different years may not be meaningful and should not be relied upon as indicators of our future performance.

We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning for members of our senior management team and other key employees, could adversely affect our business.

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

A significant portion of our revenue is generated from a few major customers. In 2024, revenue from one customer accounted for approximately 10% of Consolidated Revenue. No other customers accounted for greater than 10% of Consolidated Revenue. Although we have some long-term contractual relationships with our major customers, we cannot be assured that we will continue to have good relations with our customers, or that our customers will continue to purchase or lease our products or services, or will continue to do so at historical levels, or will renew their existing contracts with us. A reduction in the purchasing or leasing of our products, a termination of our services by one or more of our major customers, a decline in the financial condition of a major customer, or our failure to replace expiring customer contracts with new customer contracts on satisfactory terms could result in a loss of business and have an adverse effect on our business and operating results.

Our business may be negatively impacted as a result of war in Ukraine, as well as civil unrest and armed conflict in other geographies.

In February 2022, the Russian Federation commenced a military invasion of Ukraine. We cannot predict the full impact of the ongoing war in Ukraine, the economic sanctions imposed on Russia, and the related economic and geopolitical instability, including instability in the manufacturing and freight rail markets. Some of our operations, particularly in Europe, have experienced higher energy costs, an increase in the price and decrease in the availability of steel and certain other materials and components, disruptions in transportation and supply chains, and higher manufacturing and borrowing costs. Not all of these costs are subject to escalation and related clauses which allow us to pass through costs to our customers, and there is a risk we will not be successful in renegotiating or managing the implementation of existing agreements to allow us to pass through these increased prices of manufacturing. These negative factors may continue to occur along with other risks to our business that may emerge which include, among others, prolonged heightened inflation, macroeconomic interventions in response to inflation, cyber disruptions or attacks, and disruptions in credit markets. These factors and others could disrupt our business directly and could disrupt the business of our customers thereby reducing or delaying orders of our goods and services. Prolonged civil unrest, political instability or uncertainty, military activities, or broad-based sanctions related to the war in Ukraine or civil unrest or armed conflict in other geographies could have an adverse effect on our operations and business outlook.

Our debt could have negative consequences to our business or results of operations.

We face several risks due to our debt and debt service obligations including: our potential inability to satisfy our financial obligations related to our consolidated indebtedness; potential breach of the covenants in our credit agreements (including our revolving credit facility, asset-backed facilities and other facilities); our ability to borrow additional amounts or refinance existing indebtedness in the future to fund operating needs may be limited or costly; our availability of cash flow may be inadequate because a portion of our cash flow is needed to pay principal and interest on our debt; we may be at a disadvantage relative to our competitors that have greater financial resources than us or more flexible capital structures than us; we face additional exposure to the risk of increased interest rates as certain of our borrowings are at variable rates of interest, which could result in higher interest expense in the event of an increase in interest rates; restrictions under debt agreements may adversely interfere with our financial and operating flexibility; and exposure to the possibility that we may suffer a material adverse effect on our business and financial condition if we are unable to service our debt or obtain additional financing, as needed.

We, our subsidiaries, and our joint ventures may incur additional indebtedness, including secured indebtedness, and other obligations and liabilities that do not constitute indebtedness. This could increase the risks associated with our debt. Some of our credit facilities and existing indebtedness use variable rates which may make the amount of interest we pay on such variable rate indebtedness difficult to predict.

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

We offer our customers limited warranties for many of our products and services. Accordingly, we may be subject to significant warranty claims in the future, such as multiple claims based on one defect repeated throughout our production or servicing processes, claims for which the cost of repairing the defective part is highly disproportionate to the original cost of the part, or defects in railcars or services which we discover in the future resulting in increased warranty costs or litigation. Warranty and product support terms may expand beyond those which have traditionally prevailed in the rail supply industry. These types of warranty claims could result in costly product recalls, customers seeking monetary damages, significant repair costs and damage to our reputation. If warranty claims attributable to actions of third-party component manufacturers are not recoverable from such parties due to their poor financial condition or other reasons, we could be liable for warranty claims and other risks for using these materials in our products.

Insurance coverage could be costly, unavailable or inadequate.

The ability to insure our businesses, facilities and rail assets is an important aspect of our ability to manage risk. As there are only limited providers of this insurance to the railcar industry, there is no guarantee that such insurance will be available on a cost-effective basis in the future. In addition, we cannot be assured that our insurance carriers will be able to pay current or future claims. Additionally, the nature of our business subjects us to physical damage, business interruption and product liability claims, especially in connection with the repair and manufacture of products that carry hazardous or volatile materials. Although we maintain liability insurance coverage at commercially reasonable levels compared to similarly sized heavy equipment manufacturers, an unusually large physical damage, business interruption or product liability claim or a series of claims based on a failure repeated throughout our production process could exceed our insurance coverage and/or result in damage to our reputation, which could materially adversely impact our financial condition and results of operations.

If we are unable to protect our intellectual property or if third parties assert that our products or services infringe their intellectual property rights, our ability to compete in the market may be harmed, and our business and financial condition may be adversely affected.

If our intellectual property rights are not adequately protected, we may not be able to commercialize our technologies, products or services and our competitors could commercialize them, which could result in a decrease in our sales and market share and could materially adversely affect our business, financial condition and results of operations. Conversely, third parties might assert that our products, services, technologies or other business activities infringe their patents or other intellectual property rights. Infringement and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial litigation and judgment costs and harm our reputation.

Our financial performance and market value could cause write-downs of goodwill or intangibles or other long-lived assets in future periods.

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

If indicators suggest it is more likely than not that the fair value of a reporting unit is less than its carrying value or that the carrying amount of intangible or long-lived assets may not be recoverable, it may result in an impairment. Impairment charges impact our results of operations in the period in which they are identified. Further, write-downs of goodwill and other assets could affect certain of the financial covenants under debt instruments and could restrict our financial flexibility.

Our business will suffer if we are unsuccessful in making, integrating, and maintaining acquisitions, joint ventures and other strategic investments.

We have acquired businesses and invested in or entered into joint ventures in past periods. We may in the future acquire other businesses or invest in or enter into other joint ventures. Our failure to identify future acquisition or joint venture opportunities, to complete potential acquisitions or joint ventures on favorable terms, or to realize anticipated benefits from such acquisitions or joint ventures, could hinder our ability to grow our business. These transactions create risks to our ongoing business, including loss of management focus on existing operations, the time and effort required to integrate new or acquired businesses into our existing business, and the challenges of coordinating geographically dispersed organizations, as well as risks to the new or acquired business, such as the retention of key personnel and unanticipated expenses. In addition, we might need to issue additional equity securities, spend our cash, or incur debt, contingent liabilities, or amortization expenses related to intangible assets in connection with effecting an acquisition or joint venture, any of which could reduce our profitability and harm our business or only be available on unfavorable terms, if at all.

Risks Related to Market and Economic Factors

Inflation as well as monetary and other policy interventions by governments and central banks in response to inflation, including the increase of interest rates, as well as uncertainly about governmental macroeconomic policies, could negatively impact our business and results of operations.

General inflation in the U.S., Europe and other geographies has risen to levels not experienced in recent decades. General inflation also negatively impacts our business by decreasing the capital our customers have to deploy to purchase our goods and services. Inflation may cause our customers to reduce or delay orders for our goods and services thereby causing a decrease in our sales. The United States Federal Reserve, the European Central Bank, and several other central banks increased benchmark interest rates during 2024. Rising interest rates increases our borrowing costs potentially decreasing our profitability. Additionally, increased borrowing costs faced by our customers could result in decreased demand for our products. Monetary interventions also risk a sustained decline in aggregate demand, either globally or within one or more geographic markets. A decline in demand for our products would have a negative impact on our business and results of operations.

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

We own, lease, operate or have invested in businesses that have manufacturing facilities in Mexico, Brazil and Europe, and have customers and suppliers located outside the United States. Instability in the macroeconomic, political, military, legal, regulatory, trade, financial, labor or market conditions in or relating to the countries where we, or our customers or suppliers, operate could negatively impact our business activities and operations. Some foreign countries in which we operate or may operate have authorities that regulate railroad safety and rail equipment design and manufacturing. If we do not have appropriate certifications, we could be unable to market and sell our rail equipment in those markets. Adverse changes in foreign regulations or enforcement practices applicable to us or our customers, such as labor, environment, trade, tax, currency and price regulations, could limit our operations, make the manufacture and distribution of our products difficult, and delay or limit our ability to repatriate income derived from foreign markets.

Our business benefits from free trade agreements between the U.S. and foreign governments, and from various U.S. corporate tax provisions related to international commerce. Any changes in trade or tax policies by the U.S. or foreign governments in jurisdictions in which we do business, as well as any embargoes, quotas or tariffs imposed on our products and services, could adversely and significantly affect our financial condition and results of operations.

Among the political risks we face outside the U.S. are governments nationalizing our business or assets, repudiating or renegotiating contracts with us, our customers or our suppliers, or revising their judicial or other governmental systems in a manner that decreases legal certainty. In our cross-border business activities, we could experience longer customer payment cycles, difficulty in collecting accounts receivable or an inability to protect our intellectual property. We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws, which may conflict with local business customs in certain jurisdictions. The failure to comply with laws governing international business may result in substantial penalties and fines and reputational harm. Transactions with non-U.S. entities expose us to business practices, local customs, and legal processes with which we may not be familiar, as well as difficulty enforcing contracts and international political and trade tensions. If we are unable to successfully manage the risks associated with our foreign and cross-border business activities, our results of operations, financial condition, liquidity and cash flows could be negatively impacted.

Fluctuations in foreign currency exchange rates could lead to increased costs and lower profitability.

Outside of the U.S., we primarily conduct business in Mexico, Europe and Brazil, and our non-U.S. businesses conduct their operations in local currencies. We also source materials worldwide. Fluctuations in exchange rates may affect demand for our products in foreign markets or our cost competitiveness and may adversely affect our profitability. Although we attempt to mitigate a portion of our exposure to changes in currency rates through currency rate hedge contracts and other activities, these efforts cannot fully eliminate the risks associated with foreign currencies. In addition, some of our borrowings are in foreign currencies, giving rise to risk from fluctuations in exchange rates. A material or adverse change in exchange rates could result in significant deterioration of profits or in losses for us.

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

The profitability of our railcar leasing business depends on our ability to lease railcars at satisfactory rates, sell railcars with sufficiently profitable leases to investors, and to remarket, sell or scrap railcars we own or manage upon the expiration of leases. The rent we receive during the initial railcar lease term typically covers only a small portion of the railcar acquisition or production costs. Thus, we are exposed to a remarketing risk throughout the life of the railcar because we must obtain lease rates or a sale price sufficient to cover our acquisition or production costs related to the railcar. Our ability to lease or remarket leased railcars profitably is dependent on several factors, including, but not limited to, market and industry conditions, cost of, and demand for, competing used or newer models, availability of credit and the credit-worthiness of potential customers, costs associated with the refurbishment of the railcars, the market demand or governmental mandates for refurbishment, customers not defaulting on their leases, as well as market perceptions of residual values and interest rates. A downturn in the industries in which our lessees operate and decreased demand for railcars could also increase our exposure to remarketing risks because lessees may demand shorter lease terms, requiring us to remarket leased railcars more frequently. Furthermore, the resale market for previously leased railcars has a limited number of potential buyers. Our inability to lease, remarket or sell leased railcars on favorable terms could result in an adverse impact to our operating results or affect our ability to sell leased railcars to investors in the future. Additionally, when the price of scrap steel declines, our revenues and margins in such businesses decrease. Notwithstanding the terms of the leases we enter into, our lessees may misuse, abuse, improperly install components or improperly or inadequately maintain or repair the railcars we have leased to them. These actions could result in a diminution in the value of the railcars, as well as our potential exposure to claims that could increase our costs and weaken our financial condition.

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

Any serious disruption at any of our facilities due to pandemics, terrorism, fire, hurricane, earthquake, flood, other severe weather events or any other natural disaster could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs and expenses. Disruptions can arise from damage to our facilities and operations from such events or from government, regulator or customer actions taken to respond to or mitigate such events. For example, the COVID-19 pandemic negatively impacted businesses globally, including our business, due to changes in consumer behavior, pandemic fears and market downturns, and the extraordinary actions taken by governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world. Such events can also materially disrupt the operations of our customers and suppliers. If there is a natural disaster or other serious disruption at any of our facilities, particularly at any of our Mexican or Arkansas facilities, it could impair our ability to adequately supply our customers, cause a significant disruption to our operations, cause us to incur significant costs to relocate or reestablish these functions and negatively impact our operating results. While we insure against certain business interruption risks, such insurance may not adequately compensate us for any losses incurred as a result of natural or other disasters.

Additionally, seasonal fluctuations in weather conditions may lead to greater variation in our quarterly operating results as unusually mild weather conditions will generally lead to lower demand for our wheel-related products and services. If occurring for prolonged periods, such weather could have an adverse effect on our business, results of operations and financial condition. In addition, climate change could result in an increased frequency of severe weather events and/or greater variance in weather conditions, and rising sea levels that could affect operations at our manufacturing facilities, the price of insuring company assets, or other unforeseen disruptions of our operations, systems, property or equipment.

Risks Related to Legal, Compliance and Regulatory Matters

Train derailments or other accidents could subject us to legal claims that adversely impact our business, financial condition and our results of operations.

We provide a number of services which include the manufacture and supply of new railcars, wheels, new and refurbished axles, components and parts and the lease and maintenance of railcars for our customers that transport a variety of commodities, including tank railcars that transport hazardous materials such as crude oil, ethanol, chlorine, anhydrous ammonia and other products. In addition, we have a Regulatory Services Group that offers regulatory, engineering, and process consulting and advocacy support to the tank car and petrochemical rail shipper community, among other services. We could be subject to various legal claims, including claims of negligence, personal injury, physical damage and product or service liability, or in some cases strict liability, as well as potential penalties and liability under environmental laws and regulations, in the event of a derailment or other accident involving railcars, including tank railcars, whether resulting from natural disasters, human error, terrorism, or other causes. If we become subject to any such claims and are unable to successfully resolve them or maintain inadequate insurance for such claims, our business, financial condition and results of operations could be materially adversely affected, and may also harm our reputation.

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

We cannot guarantee that we or our suppliers will be in compliance at all times, compliance may prove to be more costly and limiting than we currently anticipate, and compliance requirements could increase in future years. If we or our suppliers fail to comply with applicable requirements and regulations, we could face sanctions and penalties that could negatively affect our financial results.

We have potential exposure to environmental liabilities, which could increase our operating costs or have an adverse effect on our results of operations.

We are subject to extensive governmental regulations concerning, among other things, air emissions, water discharge, solid waste and hazardous substances handling and disposal and employee health and safety. These laws and regulations are complex and frequently change. We could incur unexpected costs, penalties and other civil and criminal liabilities if we, or in certain circumstances others, fail to comply with environmental laws or permits issued pursuant to those laws. We also could incur costs or liabilities related to off-site waste disposal or remediating soil or groundwater contamination at our properties, including as set forth in Item 3, “Legal Proceedings.” In addition, future environmental laws and regulations may require significant capital expenditures or changes to our operations, or may impose liability on us in the future for actions that complied with then applicable laws and regulations when the action was taken.

Business, regulatory, and legal developments regarding climate change may increase our operating costs, and may negatively affect the demand for our products or the ability of our critical suppliers to meet our needs.

Legislation and new rules to regulate emission of greenhouse gases (GHGs) have been introduced in numerous state legislatures, the U.S. Congress, and by the EPA, as well as in Europe and other geographies in which we operate. Some of these proposals would require industries to meet stringent new standards that may require substantial reporting of GHGs and other carbon intensive activities in addition to potentially mandating reductions in carbon emissions. While we cannot assess the direct impact of these or other potential regulations, we recognize that new climate change reporting or compliance protocols could increase our operating costs, decrease demand for our products and/or increase the price or decrease the availability of materials, input factors and manufactured components which could reduce our margins.

Changes in accounting standards, the implementation of new accounting standards, or inaccurate estimates or assumptions in the application of accounting policies, could adversely affect our financial results.

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

Some of our customers place orders for our products in reliance on their ability to utilize tax benefits or tax credits, any of which benefits or credits could be discontinued thereby reducing incentives for our customers to purchase our rail products.

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

In recent years, companies with a class of publicly-traded securities commonly face proxy contests, public information campaigns, and other forms of shareholder activism. Shareholder activism could result in substantial costs to the Company, give rise to perceived uncertainties as to our future, adversely affect our relationships with suppliers, customers, and regulators, make it more difficult to attract and retain qualified personnel, and adversely impact our stock price.

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

Our Articles of Incorporation and Bylaws, Oregon law, and contracts and debt instruments to which we are a party, contain certain provisions that could delay, defer or prevent an acquisition proposal that some, or a majority, of our shareholders might believe to be in their best interests or in which shareholders might receive a premium for their common stock over the then-prevailing market price. These provisions could also dissuade shareholders or third parties from contesting director elections and could cause investors to view our securities as less attractive investments and reduce the market price of our common stock. Certain relevant provisions of our Articles of Incorporation and Bylaws, as well as Oregon law, are described in further detail in “Description of the Registrant’s Securities Under Section 12 of the Securities Exchange Act of 1934” included as Exhibit 4.3 to this Form 10-K.

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

Although our share repurchase program is intended to enhance long-term shareholder value, we cannot provide assurance that this will occur, and this program may be suspended or terminated at any time.

The Board of Directors has authorized our company to repurchase our common stock through a share repurchase program. Our share repurchase program may be modified, suspended or discontinued at any time without prior notice. Although the share repurchase program is intended to enhance long-term shareholder value, we cannot provide assurance that this will occur.

General Risk Factors

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our financial condition and profitability, and we may take tax positions that the Internal Revenue Service or other tax authorities may contest.

We are subject to income taxes in both the U.S. and foreign jurisdictions. Significant judgments and estimates are required to be made in determining our worldwide provision for income taxes. Changes in estimates of projected future operating results, loss of deductibility of items, recapture of prior deductions (including related to interest on convertible notes), limitations on our ability to utilize tax net operating losses in the future or changes in assumptions regarding our ability to generate future taxable income could result in significant increases to our tax expense and liabilities that could adversely affect our financial condition and profitability.

We have in the past and may in the future take tax positions that the Internal Revenue Service (IRS) or other U.S. or foreign tax authorities may contest. We are required by an IRS regulation to disclose particular tax positions to the IRS as part of our tax returns for that year and future years. If the IRS or other tax authorities successfully contests a tax position that we take, we may be required to pay additional taxes, interest or fines that may adversely affect our results of operations and financial position. We may face other legal or regulatory actions by U.S. or foreign tax authorities contesting our tax positions that may cause management distraction and require us to incur costs to respond regardless of their outcome.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Cybersecurity represents an important component of our overall approach to risk management. Our information security risk management (ISRM) policies, standards and practices are integrated into our overall enterprise risk management (ERM) approach, and cybersecurity risks are one of the business risks that are subject to oversight by our Board of Directors. Our ISRM policies, standards and practices follow industry trends, which align with frameworks established by the National Institute of Standards and Technology. We approach cybersecurity threats through a cross-functional approach which endeavors to: (i) identify, prevent and mitigate cybersecurity threats to us; (ii) preserve the confidentiality, security and availability of the information that we collect and store to use in our business; (iii) protect our intellectual property; (iv) maintain the confidence of our customers, clients and business partners; and (v) provide appropriate public disclosure of cybersecurity risks and incidents when required.

Risk Management and Strategy

Our cybersecurity program focuses on the following areas:

•
Vigilance – We maintain cybersecurity threat operations with the goal of proactively identifying, preventing and mitigating cybersecurity threats and responding to cybersecurity incidents in accordance with our established cybersecurity incident response procedure plan. We recognize that the sophistication of cyber-threats will continue to evolve as threat actors increase their use of artificial intelligence technologies.
•
Systems Safeguards – We implement layered systems safeguards to enable the protection of our information systems from cybersecurity threats. These safeguards include network security, vulnerability management, and threat detection.
•
Collaboration – We utilize collaboration mechanisms established with public and private entities, including intelligence and enforcement agencies, industry groups and third-party service providers, to identify, assess and respond to cybersecurity risks.
•
Third-Party Risk Management – We actively manage cybersecurity risks posed by third parties and their systems that could impact our operations. We monitor and assess the security posture of our third-party vendors. We require third-party service providers with access to sensitive information to maintain cybersecurity practices aligned with industry standards and applicable laws. In addition, we proactively monitor public information regarding our vendors for security incidents, investigate potential impacts, and take appropriate action to mitigate risk.
•
Training – We have implemented and maintain a comprehensive cybersecurity training program to educate personnel about evolving threats and reinforce security best practices. This program includes:
i.
Monthly phishing awareness campaigns with mandatory remedial training for those who fail.
ii.
Annual security and acceptable use awareness training.
iii.
Targeted training for high-risk groups such as finance and accounting, including phishing email response checks, to proactively mitigate threats like business email compromise.
•
Incident Response and Recovery Planning – We have established and maintain a cybersecurity incident response procedure plan that addresses our response to cybersecurity incidents and recovery from such incidents, and such plan is tested and evaluated periodically.
•
Communication, Coordination and Disclosure – We utilize a cross-functional approach to address the risk from cybersecurity threats, involving management personnel from our technology, operations, legal, risk management and other key business functions, as well as the members of the Audit Committee of the Board of Directors, in an ongoing dialogue regarding cybersecurity threats and incidents, while also implementing controls and procedures for the escalation of cybersecurity incidents pursuant to established thresholds so that decisions regarding the disclosure and reporting of such incidents can be made by management in a timely manner. We have established an Incident Response Committee to quickly organize and execute an effective, productive, timely and compliance-conscious response to cybersecurity threats and incidents, as well as coordinate among the cross-functional groups.
•
Governance – The Board of Directors' oversight of cybersecurity risk management is supported by the Audit Committee, which regularly interacts with our experienced Chief Information Security Officer (CISO), the Incident Response Committee, which is chaired by our SVP Administration, and other members of management.

We manage risks from cybersecurity threats through the assessment and testing of our processes and practices focused on evaluating the effectiveness of our cybersecurity measures. We engage third parties as appropriate to perform assessments of our cybersecurity measures. The results of such assessments and reviews are reported to the Audit Committee and the Board of Directors, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by the assessments, audits and reviews. We maintain cyber risk and related insurance policies as a measure of added protection.

Governance

The Board of Directors, in coordination with the Audit Committee, oversees the management of risks from cybersecurity threats, including the policies, standards, processes and practices that management implements to address risks from cybersecurity threats. The Audit Committee reviews cybersecurity on a quarterly basis. The Board of Directors and the Audit Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party reviews, the threat environment, technological trends and information security considerations arising with respect to our peers. The Board of Directors and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding such incident until it has been addressed. On a regular basis, the Board of Directors and the Audit Committee discuss our approach to cybersecurity risk management with the CISO and other cyber team members, as well as senior leadership.

The CISO is principally responsible for overseeing our cybersecurity risk management program, in partnership with other business leaders across the Company. The CISO works in coordination with senior leadership, which includes our Chief Executive Officer, Chief Financial Officer, Chief Information Officer and Chief Legal & Compliance Officer. The CISO has decades of experience in the cybersecurity and information security fields, including experience with both private and public companies and the military, as well as experience in the transportation and rail industry. In addition, the CISO has ISO 27001 Certification and completed W2CCA Cyber Combat Academy.

The CISO, in coordination with senior leadership, works collaboratively across the Company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. To facilitate the success of this program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with our cybersecurity incident response procedure plan. Through the ongoing communications from these teams, the CISO and senior leadership monitor the prevention, detection, mitigation and remediation of cybersecurity incidents in real time, and report such incidents to the Audit Committee when appropriate.

To date, we have not experienced any risks from cybersecurity threats or incidents that have materially affected us or are reasonably likely to materially affect us, our business strategy, results of operations, or financial condition.

Item 2. PROPERTIES

We operate at the following primary facilities as of August 31, 2024:

Description	Location	Status

Manufacturing Segment

Operating facilities:	4 locations in the U.S.	Owned
	3 locations in Mexico	Owned – 2 locations Leased – 1 location
	3 locations in Poland	Owned
	3 locations in Romania	Owned

Administrative offices:	2 locations in the U.S.	Leased

Maintenance Services Segment

Operating facilities:	15 locations in the U.S.	Leased – 8 locations Owned – 7 locations

Leasing & Management Services Segment

Corporate offices, railcar marketing and fleet management:	Lake Oswego, Oregon	Leased

We believe that our facilities are in good condition and that the facilities, together with anticipated capital improvements and additions, are adequate to meet our operating needs for the foreseeable future. We continually evaluate our facilities in order to remain competitive and to take advantage of market opportunities.

Item 3. LEGAL PROCEEDINGS

There is hereby incorporated by reference the information disclosed in Note 21 - Commitments and Contingencies to the Consolidated Financial Statements.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Information About Our Executive Officers

Current information regarding our executive officers is presented below.

Lorie L. Tekorius, 57, is Chief Executive Officer and President and serves on the Board of Directors. Ms. Tekorius has served as President since August 2019 and was promoted to Chief Executive Officer in March 2022. Ms. Tekorius was elected to the Board of Directors in March 2022. Ms. Tekorius has served in various management positions for the Company since 1995, most recently as Executive Vice President and Chief Operating Officer and prior to that, as Executive Vice President and Chief Financial Officer.

Martin R. Baker, 68, is Senior Vice President, a position he has held since joining the Company in May 2008. From 2008 until January 2024, Mr. Baker also served as the Chief Legal & Compliance Officer. Prior to Greenbrier, Mr. Baker served as General Counsel to Lattice Semiconductor Corporation, Altera Corporation and Vitelic Corporation.

Brian J. Comstock, 62, is Executive Vice President and President, The Americas, a position he has held since January 2024. Prior to this role, Mr. Comstock served as Executive Vice President, Chief Commercial and Leasing Officer since January 2021. Mr. Comstock has served in various management positions for the Company since 1998, most recently as Executive Vice President, Sales and Marketing.

Michael J. Donfris, 61, is Senior Vice President, Chief Financial Officer, and joined the Company in June 2024. Prior to Greenbrier, Mr. Donfris served as Chief Financial Officer for R.J. Corman Railroad Group since November 2020, Vice President Global Finance for Flowserve from 2018 to 2020, Vice President of Finance and Chief Accounting Officer for TrinityRail from 2015 to 2016, and has over 30 years of experience in other finance leadership roles.

Laurie Dornan, 54, is Senior Vice President, Chief Human Resources Officer, a position she has held since November 2020. Ms. Dornan has served in various human resources leadership positions since joining the Company in 2014. Prior to Greenbrier, she served in various leadership roles with Lattice Semiconductor Corporation, Nautilus, Inc. and Electro Scientific Industries.

Rick Galvan, 52, is Senior Vice President, Operations, Maintenance Services, a position he has held since January 2024. Prior to this role, Mr. Galvan served as the Senior Vice President of Operations for Greenbrier Rail Services since January 2021. Mr. Galvan has over 30 years of experience in the railroad industry serving in various management functions including positions at Canadian National Railway, Kansas City Southern, and Burlington Northern Santa Fe.

William Glenn, 63, is Senior Vice President and President, Europe, a position he has held since January 2024. Prior to this role, Mr. Glenn served as the Chair of the Management Board of Greenbrier Europe, managing operations in Poland and Romania. Mr. Glenn returned to the company in 2019 after serving as Chief Commercial Officer for Wells Fargo Rail from 2016 to 2019. Earlier Mr. Glenn worked in a range of roles at Greenbrier including sales, marketing and customer support, beginning in 2001.

William Krueger, 59, is Senior Vice President and Chief Operations Officer, The Americas, a position he has held since January 2024. Prior to this role, Mr. Krueger was Senior Vice President, President Greenbrier Manufacturing Operations (GMO) since September 2022 and was Senior Vice President GMO when he joined the Company in 2020. Prior to Greenbrier, Mr. Krueger held a number of operations roles in the automotive industry including positions at General Motors, Toyota, and Nissan.

Christian M. Lucky, 57, is Senior Vice President, Chief Legal & Compliance Officer and Corporate Secretary, a position he has held since January 2024. Mr. Lucky has served in various legal and management positions in the Company since 2015.

Matthew J. Meyer, 43, is Senior Vice President, Finance and Chief Accounting Officer and joined the Company in February 2023. Prior to Greenbrier, Mr. Meyer was Chief Accounting Officer of Horizon Global Corporation from December 2019 to February 2023, and Corporate Controller from November 2018 to December 2019. Prior to that, Mr. Meyer has held various finance leadership roles.

Executive officers are designated by the Board of Directors. No director or executive officer has a family relationship with any other director or executive officer of the Company.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the New York Stock Exchange under the symbol GBX since July 14, 1994. There were approximately 191 holders of record of common stock as of October 18, 2024.

Issuer Purchases of Equity Securities

The Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. The share repurchase program has an expiration date of January 31, 2025. The amount remaining for purchase was $45.1 million as of August 31, 2024. There were no share repurchases under this program during the three months ended August 31, 2024.

Performance Graph

The following graph demonstrates a comparison of cumulative total returns for the Company's Common Stock, the Dow Jones U.S. Industrial Transportation Index, the Standard & Poor’s (S&P) 500 Index, and the S&P SmallCap 600 Index. The S&P SmallCap 600 is included as it is used in measuring the Company's relative total stockholder return for purposes of determining the performance of certain stock awards granted beginning in 2023. The graph assumes an investment of $100 on August 31, 2019 in each of the Company's Common Stock and the stocks comprising the indices. Each of the indices assumes that all dividends were reinvested and that the investment was maintained to and including August 31, 2024, the end of the Company’s 2024 fiscal year.

The comparisons in this table are required by the SEC, and therefore, are not intended to forecast or be indicative of possible future performance of our Common Stock.

Item 6. RESERVED

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The financial results for 2024 reflect a successful year executing on our multi-year strategy outlined last year. The strategy has three basic tenets:

(1)
Maintain our manufacturing leadership position across geographies;
(2)
Optimize our industrial footprint for efficiency and margin enhancement while addressing the needs of our customers; and
(3)
Increase our recurring revenue to reduce the impact of manufacturing cyclicality.

Overall, demand in the marketplace remains steady for our products and services. We delivered strong results during the year, however, supply chain challenges, rail service congestion, inflation, high interest rates, labor shortages and foreign currency fluctuations continued to impact our business for the year ended August 31, 2024. Despite these challenges, we were able to deliver strong results and accomplish the following in 2024:

•
Achieved our second highest annual revenue in our company's history.
•
Expanded our Margin as a percentage of Revenue from 11.2% in 2023 to 15.8% in 2024.
•
Received new railcar orders for 21,700 units valued at approximately $2.8 billion.
•
Increased our owned lease fleet by 2,100, representing a 15.7% increase from the prior year.
•
Generated $330 million of Net cash provided by operating activities.

We believe these results demonstrate the benefit of our continued focus on our strategic plan, and we remain focused on increasing recurring revenue, expanding our aggregate gross margin and raising our return on invested capital. Recurring revenue is defined as Leasing & Management Services revenue excluding the impact of syndication transactions.

Financial Highlights

Despite the challenging operating environment, we accomplished the following in 2024:

•
Margin as a percentage of Revenue improved by 4.6% to 15.8% for the year ended August 31, 2024. The increase from the prior year was driven by operating efficiencies and favorable product mix in our Manufacturing segment.
•
Earnings from operations increased by $148.1 million or 84.0% compared to the prior year. The increase was primarily attributed to an increase in Margin in our Manufacturing and Leasing & Management Services segments during the year ended August 31, 2024. The prior year also included $46.7 million in Asset impairment, disposal, and exit costs, net.
•
Diluted Earnings per common share (EPS) increased by 162% to $4.96 for the year ended August 31, 2024.
•
Net cash provided by operating activities increased $258.4 million compared to the prior year. The increase was primarily attributed to a change in Leased railcars for syndication and a $97.1 million increase in Net earnings for the year ended August 31, 2024.

Manufacturing Backlog

Our backlog remains strong at August 31, 2024 and includes a diverse portfolio of railcar types, highlighted by the following:

•
Our railcar backlog was 26,700 units with an estimated value of $3.4 billion as of August 31, 2024 with expected deliveries reaching 2026 and beyond.
•
During 2024, we generated new railcar orders of 21,700 units valued at approximately $2.8 billion.

Our backlog includes approximately $590 million of railcars intended for syndication which are supported by lease agreements with external customers and may be syndicated to third parties or held in our lease fleet depending on a variety of factors. Approximately 3% of backlog units and estimated value as of August 31, 2024 was associated with our Brazilian manufacturing operation which is accounted for under the equity method.

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

Financial Overview

Revenue, Cost of revenue, Margin and Earnings from operations (operating profit) presented below exclude intersegment activity that is eliminated in consolidation.

	Year Ended August 31,
(In millions, except per share amounts)	2024	2023
Revenue:
Manufacturing	$3,013.6	$3,357.7
Maintenance Services	298.8	406.4
Leasing & Management Services	232.3	179.9
	3,544.7	3,944.0
Cost of revenue:
Manufacturing	2,648.9	3,083.4
Maintenance Services	264.1	364.0
Leasing & Management Services	73.2	55.5
	2,986.2	3,502.9
Margin:
Manufacturing	364.7	274.3
Maintenance Services	34.7	42.4
Leasing & Management Services	159.1	124.4
	558.5	441.1
Selling and administrative	247.1	235.3
Net gain on disposition of equipment	(13.1)	(17.3)
Asset impairment, disposal, and exit costs, net	—	46.7
Earnings from operations	324.5	176.4
Interest and foreign exchange	100.8	85.4
Earnings before income tax and earnings from unconsolidated affiliates	223.7	91.0
Income tax expense	(62.0)	(24.6)
Earnings before earnings from unconsolidated affiliates	161.7	66.4
Earnings from unconsolidated affiliates	11.0	9.2
Net earnings	172.7	75.6
Net earnings attributable to noncontrolling interest	(12.6)	(13.1)
Net earnings attributable to Greenbrier	$160.1	$62.5
Diluted earnings per common share	$4.96	$1.89

Performance for our reportable segments is evaluated based on operating profit. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Year Ended August 31,
(In millions)	2024	2023
Operating profit (loss):
Manufacturing	$281.6	$140.9
Maintenance Services	27.1	36.9
Leasing & Management Services	139.0	103.3
Corporate	(123.2)	(104.7)
	$324.5	$176.4

Consolidated Results

	Year Ended August 31,		2024 vs 2023
(In millions)	2024	2023	Increase (Decrease)	% Change
Revenue	$3,544.7	$3,944.0	$(399.3)	(10.1)%
Cost of revenue	$2,986.2	$3,502.9	$(516.7)	(14.8)%
Margin (%)	15.8%	11.2%	4.6%	*
Net earnings attributable to Greenbrier	$160.1	$62.5	$97.6	156.2%

* Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our reportable segments, which have various selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our financial results.

The 10.1% decrease in Revenue for the year ended August 31, 2024 as compared to the prior year was primarily due to a 10.2% decrease in Manufacturing Revenue. The decrease in Manufacturing Revenue was primarily attributed to a 10.4% decrease in deliveries.

The 14.8% decrease in Cost of revenue for the year ended August 31, 2024 as compared to the prior year was primarily due to a 14.1% decrease in Manufacturing Cost of revenue. The decrease in Manufacturing Cost of revenue was primarily attributed to a 10.4% decrease in deliveries during the year ended August 31, 2024.

Margin as a percentage of Revenue was 15.8% and 11.2% for the years ended August 31, 2024 and 2023, respectively. Margin as a percentage of Revenue was positively impacted by an increase in Manufacturing Margin percentage from 8.2% to 12.1% primarily attributed to operating efficiencies and favorable product mix during the year ended August 31, 2024.

The $97.6 million increase in Net earnings attributable to Greenbrier for the year ended August 31, 2024 as compared to the prior year was primarily due to the following:

•
$117.4 million increase in Margin for the year ended August 31, 2024 primarily due to operating efficiencies and a favorable product mix within our Manufacturing segment and an increase in rents associated with a larger lease fleet and improved lease rates in our Leasing & Management Services segment.
•
$46.7 million in Asset impairment, disposal and exit costs, net for the year ended August 31, 2023 primarily related to the sale and closure of our Gunderson Facility.

These were partially offset by the following:

•
$37.4 million increase in Income tax expense associated with higher pre-tax earnings during the year ended August 31, 2024.
•
$15.4 million increase in Interest and foreign exchange primarily attributed to an increase in interest expense from higher borrowings and interest rates for the year ended August 31, 2024.
•
$11.8 million increase in Selling and administrative expense was primarily attributed to an increase in employee related costs including higher long-term incentive compensation for the year ended August 31, 2024.

For discussion related to the results of operations and changes in financial condition for 2023 compared to 2022 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K, which was filed with the United States Securities and Exchange Commission on October 25, 2023.

Manufacturing Segment

	Year Ended August 31,		2024 vs 2023
(In millions, except deliveries)	2024	2023	Increase (Decrease)	% Change
Revenue	$3,013.6	$3,357.7	$(344.1)	(10.2)%
Cost of revenue	$2,648.9	$3,083.4	$(434.5)	(14.1)%
Margin (%)	12.1%	8.2%	3.9%	*
Operating profit ($)	$281.6	$140.9	$140.7	99.9%
Operating profit (%)	9.3%	4.2%	5.1%	*
Deliveries	22,300	24,900	(2,600)	(10.4)%

* Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of railcars and from the conversion of existing or in-service railcars through our facilities in North America and Europe.

Manufacturing Revenue decreased $344.1 million or 10.2% for the year ended August 31, 2024 compared to the prior year. The decrease in Revenue was primarily attributed to a 10.4% decrease in deliveries during the year ended August 31, 2024.

Manufacturing Cost of revenue decreased $434.5 million or 14.1% for the year ended August 31, 2024 compared to the prior year. The decrease in Cost of revenue was primarily attributed to a 10.4% decrease in the volume of deliveries and favorable product mix during the year ended August 31, 2024.

Manufacturing Margin as a percentage of Revenue increased 3.9% for the year ended August 31, 2024 compared to the prior year. The increase in Margin percentage was primarily attributed to operating efficiencies and favorable product mix during the year ended August 31, 2024.

Manufacturing Operating profit increased $140.7 million or 99.9% for the year ended August 31, 2024 compared to the prior year. The increase in Operating profit was primarily attributed to an increase in Margin during the year ended August 31, 2024 as well as the prior year including $46.7 million of charges related to the sale and closure of our Gunderson Facility during the year ended August 31, 2023.

Maintenance Services Segment

	Year Ended August 31,		2024 vs 2023
(In millions)	2024	2023	Increase (Decrease)	% Change
Revenue	$298.8	$406.4	$(107.6)	(26.5)%
Cost of revenue	$264.1	$364.0	$(99.9)	(27.4)%
Margin (%)	11.6%	10.4%	1.2%	*
Operating profit ($)	$27.1	$36.9	$(9.8)	(26.6)%
Operating profit (%)	9.1%	9.1%	--	*

* Not meaningful

Our Maintenance Services segment primarily generates revenue from railcar component manufacturing and servicing, providing railcar maintenance services and scrapping wheels and other components.

Maintenance Services Revenue decreased $107.6 million or 26.5% for the year ended August 31, 2024 compared to the prior year. The decrease was primarily attributed to 11.6% lower volumes in our wheels business due to lower demand, a change in product mix and a $9.1 million decrease due to lower scrap metal volume and pricing.

Maintenance Services Cost of revenue decreased $99.9 million or 27.4% for the year ended August 31, 2024 compared to the prior year. The decrease was primarily due to operating at lower volumes and a change in product mix during the year ended August 31, 2024.

Maintenance Services Margin as a percentage of Revenue increased 1.2% for the year ended August 31, 2024 compared to the prior year. The increase in Margin percentage was primarily attributed to a favorable change in product mix during the year ended August 31, 2024. This was partially offset by a decrease in scrap metal pricing during the year ended August 31, 2024.

Maintenance Services Operating profit decreased $9.8 million or 26.6% for the year ended August 31, 2024 compared to the prior year. The decrease in Operating profit was primarily attributed to operating at lower volumes and a decrease in scrap metal pricing and volume during the year ended August 31, 2024.

Leasing & Management Services Segment

	Year Ended August 31,		2024 vs 2023
(In millions)	2024	2023	Increase (Decrease)	% Change
Revenue	$232.3	$179.9	$52.4	29.1%
Cost of revenue	$73.2	$55.5	$17.7	31.9%
Margin (%)	68.5%	69.1%	(0.6)%	*
Operating profit ($)	$139.0	$103.3	$35.7	34.6%
Operating profit (%)	59.8%	57.4%	2.4%	*

* Not meaningful

Our Leasing & Management Services segment generates revenue from leasing railcars from our lease fleet, providing various management services, syndication revenue associated with leases attached to new railcar sales, interim rent on leased railcars for syndication and the sale of railcars purchased from third parties with the intent to resell.

Leasing & Management Services Revenue increased $52.4 million or 29.1% for the year ended August 31, 2024 compared to the prior year. The increase was primarily attributed to an increase of $19.7 million in rents associated with a larger lease fleet and higher lease rates, an $8.9 million increase in the sale of railcars which were purchased from third parties with the intent to resell and a $9.7 million increase in interim rent on leased railcars for syndication during the year ended August 31, 2024.

Leasing & Management Services Cost of revenue increased $17.7 million or 31.9% for the year ended August 31, 2024 compared to the prior year. This was primarily due to higher costs from an increase in the volume of railcars sold that we purchased from third parties and a larger lease fleet during the year ended August 31, 2024.

Leasing & Management Services Margin as a percentage of Revenue decreased 0.6% for the year ended August 31, 2024 compared to the prior year. Margin as a percentage of Revenue for the year ended August 31, 2024 was negatively impacted by higher sales of railcars that were purchased from third parties which have lower margin percentages.

Leasing & Management Services Operating profit increased $35.7 million or 34.6% for the year ended August 31, 2024 compared to the prior year. The increase was primarily attributed to higher rents from a larger lease fleet and improved lease rates during the year ended August 31, 2024.

Selling and Administrative

	Year Ended August 31,		2024 vs 2023
(In millions)	2024	2023	Increase (Decrease)	% Change
Selling and administrative	$247.1	$235.3	$11.8	5.0%

Selling and administrative expense was $247.1 million or 7.0% of Revenue for the year ended August 31, 2024 and $235.3 million or 6.0% of Revenue for the year ended August 31, 2023.

The $11.8 million increase was primarily attributed to an increase in employee related costs including higher long-term incentive compensation during the year ended August 31, 2024.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment typically includes the sale of assets from our lease fleet (Equipment on operating leases, net) and disposition of property, plant and equipment. Assets are periodically sold in the normal course of business in order to optimize our lease fleet and to manage risk and liquidity.

Net gain on disposition of equipment was $13.1 million and $17.3 million for the years ended August 31, 2024 and 2023, respectively. The decrease in Net gain on disposition of equipment was primarily attributed to fewer sales of assets from our lease fleet during the year ended August 31, 2024.

Asset Impairment, Disposal and Exit Costs, Net

Asset impairment, disposal, and exit costs, net was $46.7 million for the year ended August 31, 2023 related to charges associated with the Gunderson Facility and divestiture of Southwest Steel, partially offset by a gain on disposal of majority interest in the Rayvag joint venture.

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

	Year Ended August 31,		Increase (Decrease)
(In millions)	2024	2023	2024 vs 2023
Interest and foreign exchange:
Interest and other expense	$93.8	$79.2	$14.6
Foreign exchange loss, net	7.0	6.2	0.8
	$100.8	$85.4	$15.4

The $15.4 million increase in Interest and foreign exchange expense during the year ended August 31, 2024 compared to the prior year was primarily attributed to an increase in interest expense from higher borrowings and interest rates.

Income Tax

In 2024 our Income tax expense was $62.0 million on $223.7 million of pre-tax earnings for an effective tax rate of 27.7%. The rate was higher than the U.S statutory tax rate primarily due to the geographic mix of earnings, nondeductible expenses, increased valuation allowance, and U.S. taxes on profits in foreign jurisdictions, offset by a benefit for additional U.S. foreign tax credits carried forward to future periods.

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

The EU Member States have formally adopted the Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organisation for Economic Co-operation and Development (OECD) Pillar Two Framework. The OECD Pillar Two Framework must be adopted by each respective country into their tax laws, which are effective for us beginning on September 1, 2024. We continue to closely monitor additional guidance from the OECD and analyze potential impacts these law changes may have, however we do not expect a material change to our effective tax rate.

Earnings From Unconsolidated Affiliates

Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil. We record the results from these unconsolidated affiliates on an after-tax basis.

Earnings from unconsolidated affiliates were $11.0 million and $9.2 million for the years ended August 31, 2024 and 2023, respectively. The increase was primarily related to $5.2 million in higher earnings at our Brazil operations during the year ended August 31, 2024. This was partially offset by $4.5 million in lower earnings related to a temporarily idle facility during the year ended August 31, 2024.

Net Earnings Attributable to Noncontrolling Interest

Net earnings attributable to noncontrolling interest were $12.6 million and $13.1 million for the years ended August 31, 2024 and 2023, respectively. Net earnings attributable to noncontrolling interest primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

Liquidity and Capital Resources

	Year Ended August 31,
(In millions)	2024	2023
Net cash provided by operating activities	$329.6	$71.2
Net cash used in investing activities	(320.4)	(280.0)
Net cash provided by (used in) financing activities	86.2	(76.2)
Effect of exchange rate changes	(29.5)	28.6
Net increase (decrease) in cash and cash equivalents and restricted cash	$65.9	$(256.4)

We continue to be financed through cash generated from operations and borrowings. At August 31, 2024 Cash and cash equivalents and Restricted cash were $368.6 million, an increase of $65.9 million from $302.7 million at the prior year end.

Cash Flows From Operating Activities

The $258.4 million increase in cash from operating activities for the year ended August 31, 2024 compared to the year ended August 31, 2023 was primarily due to a change in Leased railcars for syndication and a $97.1 million increase in Net earnings.

Cash Flows From Investing Activities

Cash used in investing activities primarily related to capital expenditures net of proceeds from the sale of assets and investment activity with our unconsolidated affiliates. The $40.4 million increase in cash used in investing activities for the year ended August 31, 2024 was primarily attributable to a $36.2 million increase in capital expenditures compared to the year ended August 31, 2023.

	Year Ended August 31,
(In millions)	2024	2023
Capital expenditures:
Leasing & Management Services	$(277.0)	$(272.9)
Manufacturing	(102.8)	(71.9)
Maintenance Services	(18.5)	(17.3)
Total capital expenditures (gross)	$(398.3)	$(362.1)
Proceeds from sales of assets	75.0	78.8
Total capital expenditures (net of proceeds)	$(323.3)	$(283.3)

Capital expenditures primarily relate to additions to our lease fleet and on-going investments in the safety, productivity and improvements of our facilities. Proceeds from the sale of assets primarily relate to sales of railcars from our lease fleet within Leasing & Management Services. Assets from our lease fleet are periodically sold in the normal course of business to accommodate customer demand and to manage risk and liquidity. Proceeds from sales of assets are expected to be approximately $90 million for 2025.

Gross capital expenditures for 2025 are expected to be approximately $360 million for Leasing & Management Services, approximately $110 million for Manufacturing and approximately $10 million for Maintenance Services. Capital expenditures for 2025 primarily relate to additions to our lease fleet reflecting our leasing strategy and continued investments into the safety and productivity of our facilities.

Cash Flows From Financing Activities

The $162.4 million increase in cash flow from financing activities for the year ended August 31, 2024 compared to the year ended August 31, 2023 was primarily attributed to a $57.4 million increase in net proceeds from revolving notes, $52.8 million higher proceeds from the issuance of notes payable, net of repayments and a $55.6 million reduction in the repurchase of stock compared to the prior year.

During the year ended August 31, 2024 we issued $178.5 million of asset backed securities and used proceeds to pay down $139.9 million of our GBX Leasing warehouse facility. We also borrowed $196.6 million on the GBX Leasing warehouse facility to grow the lease fleet. In February 2024, we paid $47.7 million to retire our 2024 Convertible Notes.

Dividend & Share Repurchase Program

A quarterly dividend of $0.30 per share was declared on October 16, 2024.

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

During the year ended August 31, 2024, we purchased a total of 38 thousand shares for $1.3 million. During the year ended August 31, 2023, we purchased a total of 1.9 million shares for $56.9 million, of which 1.8 million shares for $53.6 million were purchased under the current authorization of the share repurchase program. As of August 31, 2024, the amount remaining for repurchase under the share repurchase program was $45.1 million.

Cash, Borrowing Availability and Credit Facilities

Our current cash balance is part of our strategy to maintain strong liquidity to respond to current uncertainties. As of August 31, 2024, we had $351.8 million in Cash and cash equivalents and $345.9 million in available borrowings. The available balance to draw under committed credit facilities includes $258.3 million on the North American credit facility, $31.6 million on the European credit facilities and $56.0 million on the Mexican credit facilities.

Our senior secured credit facilities, consisting of four components, aggregated to $1.4 billion as of August 31, 2024.

Nonrecourse Credit Facilities

GBX Leasing – As of August 31, 2024, a $550.0 million nonrecourse warehouse credit facility existed to support the operations of GBX Leasing. Advances under the facility are secured by a pool of leased railcars and bear interest at the Secured Overnight Financing Rate (SOFR) plus 1.85% plus 0.11% as a SOFR adjustment. As of August 31, 2024, interest rate swap agreements cover 74% of the outstanding balance to swap the floating interest rate to a fixed rate. The warehouse credit facility was amended in September 2024 to reduce the size of the credit facility by $100.0 million to $450.0 million and to extend the maturity date from August 2027 to September 2029. The warehouse credit facility currently converts to a term loan in September 2027.

Other Credit Facilities

North America – As of August 31, 2024, a $600.0 million revolving line of credit existed to provide working capital and interim financing of equipment, principally for our U.S. and Mexican operations. The North America credit facility is secured by substantially all our U.S. assets not otherwise pledged as security for term loans, the warehouse credit facility or the railcar asset-backed securities. Available borrowings are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios. Advances bear interest at SOFR plus 1.50% plus 0.10% as a SOFR adjustment or Prime plus 0.50% depending on the type of borrowing. The North America credit facility matures in August 2026.

Europe – As of August 31, 2024, lines of credit totaling $78.2 million, secured by certain of our European assets, were available for working capital needs of our European manufacturing operations. The European lines of credit include $33.1 million which are guaranteed by us. The European credit facilities have variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.10% to WIBOR plus 1.45% and Euro Interbank Offered Rate (EURIBOR) plus 1.90%. The European credit facilities are regularly renewed and currently have maturities that range from October 2024 through September 2026.

Mexico – As of August 31, 2024, our Mexican railcar manufacturing operations had lines of credit totaling $166.0 million for working capital needs, $66.0 million of which we and our joint venture partner have each guaranteed 50%. Advances under these facilities bear interest at variable rates that range from SOFR plus 2.22% to SOFR plus 4.25%. The Mexican credit facilities have maturities that range from February 2025 through January 2027.

	As of August 31,
(In millions)	2024	2023
Nonrecourse credit facility balances:
GBX Leasing	$194.9	$139.9
Other credit facility balances:
North America	—	—
Europe	46.7	47.2
Mexico	110.0	110.0
Total Revolving notes	$351.6	$297.1

Outstanding commitments under the North American credit facility included letters of credit which totaled $5.9 million and $4.9 million as of August 31, 2024 and 2023, respectively.

Other Information

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us and our various subsidiaries, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into financing leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of August 31, 2024, we were in compliance with all such restrictive covenants.

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

To mitigate the exposure to changes in interest rates, we have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $653.1 million of variable rate debt to fixed rate debt as of August 31, 2024.

We expect existing funds and cash generated from operations, together with proceeds from financing activities including borrowings under existing credit facilities and long-term financings, to be sufficient to fund expected debt repayments, working capital needs, planned capital expenditures, additional investments in our unconsolidated affiliates and dividends during the next twelve months.

The following table shows our estimated future contractual cash obligations as of August 31, 2024:

	Year Ended August 31,
(In millions)	Total	2025	2026	2027	2028	2029	Thereafter
Notes payable [1]	$1,420.9	$42.8	$265.5	$312.4	$389.2	$14.6	$396.4
Interest [2]	437.1	70.9	65.2	50.6	29.2	17.9	203.3
Railcar & operating leases	72.9	14.6	13.5	10.7	9.8	8.0	16.3
Revolving notes	351.6	154.4	2.3	194.9	—	—	—
	$2,282.5	$282.7	$346.5	$568.6	$428.2	$40.5	$616.0

1 The repayment of the $373.8 million of 2028 Convertible Notes due April 2028 is assumed to occur at the scheduled maturity instead of assuming an earlier conversion by the holders.

2 A portion of the estimated future cash obligation relates to interest on variable rate borrowings. Amounts are based on interest rates as of August 31, 2024.

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

An asset group is generally established by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets. Determining whether a long-lived asset is impaired requires various estimates and assumptions, including whether a triggering event has occurred, the identification of asset groups, and the determination of the fair value of real and personal property. Estimates of future cash flows are by nature highly uncertain and contemplate factors that may change over time. For further information, see Note 4 - Divestitures to the Consolidated Financial Statements.

Goodwill - We evaluate goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amounts of our reporting units exceed their fair value. We test goodwill for impairment by either performing a qualitative or quantitative assessment. When we perform a qualitative assessment, we analyze macroeconomic and industry conditions, financial performance, and cost estimates associated with a particular reporting unit. This assessment requires subjectivity based on cumulative information available at the assessment date. If a qualitative assessment indicates it is more likely than not that the carrying value of a reporting unit exceeds its respective fair value, a quantitative assessment is performed. We performed a qualitative assessment for our annual goodwill impairment test during the third quarter of 2024 and determined that it was more likely than not that the fair values of all reporting units with goodwill exceeded their carrying values; therefore, we concluded that goodwill was not impaired.

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

We make certain estimates and assumptions to determine our reporting units and whether the fair value of each reporting unit is greater than its respective carrying value. The above highlighted judgments contemplated estimates and effects of macroeconomic trends that are inherently uncertain. Changes in these estimates, which may include the effects of inflation and policy reactions thereto, increases in pricing of materials and components, changes in demand, or potential macroeconomic events may cause future assessment conclusions to differ. For further information, see Note 7 - Goodwill to the Consolidated Financial Statements.

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

Our annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Judgment is required in determining our tax expense and in evaluating our tax positions, as tax laws are complex and subject to different interpretations by taxpayers and government taxing authorities. Our income tax rate is affected by the tax rates that apply to our foreign earnings and could be adversely impacted by higher or lower earnings than anticipated in a particular jurisdiction. In addition to local country tax laws and regulations, our income tax rate depends on the extent that our foreign earnings are taxed by the U.S. through provisions such as the global intangible low-taxed income (GILTI) tax and base erosion and anti-abuse tax (BEAT). We review our deferred tax assets and tax positions quarterly and adjust the balances as new information becomes available. For further information regarding income taxes, see Note 17 - Income Taxes to the Consolidated Financial Statements.

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

Judgments used in determining if a liability is estimable are subjective and based on known facts and our historic experience. If further developments in or resolution of an environmental matter result in facts and circumstances that differ from those assumptions used to develop these reserves, the accrual for environmental remediation could be materially misstated. Due to the uncertain nature of environmental matters, there can be no assurance that we will not become involved in future litigation or other proceedings or, if we were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to us. For further information regarding our environmental costs, see Note 21 - Commitments and Contingencies to the Consolidated Financial Statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecasted foreign currency sales and expenses. At August 31, 2024 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros aggregated to $143.9 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact of a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At August 31, 2024, net assets of foreign subsidiaries aggregated to $164.7 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $16.5 million, or 1.2% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $653.1 million of variable rate debt to fixed rate debt. Notwithstanding these interest rate swap agreements, we are still exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At August 31, 2024, 84% of our outstanding debt had fixed rates and 16% had variable rates. At August 31, 2024, a uniform 10% increase in variable interest rates would result in approximately $1.4 million of additional annual interest expense.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
The Greenbrier Companies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Greenbrier Companies, Inc. and subsidiaries (the Company) as of August 31, 2024 and August 31, 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended August 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024 and August 31, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 24, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence within the North American manufacturing businesses

As discussed in Item 9A. Controls and Procedures, a material weakness was identified as of August 31, 2023 that was remediated during fiscal year 2024. The description of the material weakness stated that the Company did not effectively design and maintain controls over information technology (IT) general controls in one IT environment in its primary North America manufacturing businesses that are relevant to the preparation of the Company’s consolidated financial statements. The Company did not (i) maintain change management controls to ensure configuration data changes affecting the IT application were appropriate (ii) design and maintain program development controls to ensure the data migration, program testing and approval of new software development is aligned with business and IT requirements and (iii) maintain user access controls to ensure segregation of duties in the Company’s financial application. The control deficiencies resulted from incomplete risk assessment, inadequate training of personnel and ineffective control activities related primarily to the implementation of a new ERP system in the Company’s primary North America manufacturing businesses. As a result, during the period of fiscal year 2024 in which the material weakness remained unremediated, process level automated controls that are dependent on the affected IT environment and manual controls that rely on system-generated data or reports from the affected IT environment were ineffective because they could have been adversely impacted.

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the Company’s primary North American manufacturing businesses including evaluating our scoping thresholds and control risk assessments considering the material weakness noted above. For relevant financial statement account balances at the North America manufacturing businesses, we:

•
increased the number of sample selections compared to what we would have otherwise made if the Company’s controls were designed and operating effectively for the full fiscal year
•
tested the underlying records of selected transaction data obtained from the impacted information technology system to support the use of the information in the conduct of the audit
•
inspected supporting documentation and evidence of authorization for a selection of manual and automated journal entries.

We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Portland, Oregon
October 24, 2024

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

As of August 31,

(In millions, except number of shares which are reflected in thousands)	2024	2023
Assets
Cash and cash equivalents	$351.8	$281.7
Restricted cash	16.8	21.0
Accounts receivable, net	523.8	529.9
Income tax receivable	45.1	42.2
Inventories	770.9	823.6
Leased railcars for syndication	130.7	187.4
Equipment on operating leases, net	1,243.5	1,000.0
Property, plant and equipment, net	711.7	619.2
Investment in unconsolidated affiliates	87.3	88.7
Intangibles and other assets, net	244.4	255.8
Goodwill	128.5	128.9
	$4,254.5	$3,978.4
Liabilities and Equity
Revolving notes	$351.6	$297.1
Accounts payable and accrued liabilities	731.4	743.5
Deferred income taxes	130.1	114.1
Deferred revenue	58.9	46.2
Notes payable, net	1,404.2	1,311.7
Commitments and contingencies (Notes 20 & 21)
Contingently redeemable noncontrolling interest	41.7	55.6
Equity
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 31,135 and 30,880 outstanding at August 31, 2024 and 2023	—	—
Additional paid-in capital	375.1	364.4
Retained earnings	1,035.0	897.5
Accumulated other comprehensive loss	(34.0)	(7.3)
Total equity - Greenbrier	1,376.1	1,254.6
Noncontrolling interest	160.5	155.6
Total equity	1,536.6	1,410.2
	$4,254.5	$3,978.4

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

Years ended August 31,

(In millions, except number of shares which are reflected in thousands and per share amounts)	2024	2023	2022
Revenue
Manufacturing	$3,013.6	$3,357.7	$2,476.6
Maintenance Services	298.8	406.4	347.7
Leasing & Management Services	232.3	179.9	153.4
	3,544.7	3,944.0	2,977.7
Cost of revenue
Manufacturing	2,648.9	3,083.4	2,300.9
Maintenance Services	264.1	364.0	322.0
Leasing & Management Services	73.2	55.5	48.8
	2,986.2	3,502.9	2,671.7
Margin	558.5	441.1	306.0
Selling and administrative	247.1	235.3	225.2
Net gain on disposition of equipment	(13.1)	(17.3)	(37.2)
Asset impairment, disposal, and exit costs, net	—	46.7	—
Earnings from operations	324.5	176.4	118.0
Interest and foreign exchange	100.8	85.4	57.4
Earnings before income tax and earnings from unconsolidated affiliates	223.7	91.0	60.6
Income tax expense	(62.0)	(24.6)	(18.1)
Earnings before earnings from unconsolidated affiliates	161.7	66.4	42.5
Earnings from unconsolidated affiliates	11.0	9.2	11.3
Net earnings	172.7	75.6	53.8
Net earnings attributable to noncontrolling interest	(12.6)	(13.1)	(6.9)
Net earnings attributable to Greenbrier	$160.1	$62.5	$46.9
Basic earnings per common share	$5.15	$1.95	$1.44
Diluted earnings per common share	$4.96	$1.89	$1.40
Weighted average common shares
Basic	31,102	31,983	32,569
Diluted	32,363	33,799	33,631

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

Years ended August 31,

(In millions)	2024	2023	2022
Net earnings	$172.7	$75.6	$53.8
Other comprehensive income (loss)
Translation adjustment	(14.9)	25.3	(21.6)
Reclassification of derivative financial instruments recognized in net earnings [1]	(14.7)	(9.1)	4.7
Unrealized gain on derivative financial instruments [2]	2.9	23.1	15.7
Other (net of tax effect)	—	(1.0)	(0.7)
	(26.7)	38.3	(1.9)
Comprehensive income	146.0	113.9	51.9
Comprehensive income attributable to noncontrolling interest	(12.6)	(13.1)	(6.9)
Comprehensive income attributable to Greenbrier	$133.4	$100.8	$45.0

1 Net of tax effect of $4.0 million, $3.7 million and $(1.7) million for the years ended August 31, 2024, 2023 and 2022, respectively.

2 Net of tax effect of $(0.5) million, $(8.8) million and $(6.2) million for the years ended August 31, 2024, 2023 and 2022, respectively.

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Equity

	Attributable to Greenbrier
(In millions)	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2021	32.4	$469.7	$881.7	$(43.7)	$1,307.7	$168.7	$1,476.4	$29.7
Cumulative effect adjustment due to adoption of ASU 2020-06 (See Note 2)	—	(58.9)	4.9	—	(54.0)	—	(54.0)	—
Net earnings	—	—	46.9	—	46.9	8.9	55.8	(2.0)
Other comprehensive loss, net	—	—	—	(1.9)	(1.9)	—	(1.9)	—
Noncontrolling interest adjustments	—	2.2	—	—	2.2	(6.2)	(4.0)	—
Joint venture partner distribution declared	—	—	—	—	—	(19.2)	(19.2)	—
Restricted stock awards (net of cancellations)	0.2	11.3	—	—	11.3	—	11.3	—
Unamortized restricted stock	—	(15.0)	—	—	(15.0)	—	(15.0)	—
Stock based compensation expense	—	15.5	—	—	15.5	—	15.5	—
Cash dividends ($1.08 per share)	—	—	(35.8)	—	(35.8)	—	(35.8)	—
Balance August 31, 2022	32.6	$424.8	$897.7	$(45.6)	$1,276.9	$152.2	$1,429.1	$27.7
Net earnings	—	—	62.5	—	62.5	11.5	74.0	1.6
Other comprehensive income, net	—	—	—	38.3	38.3	—	38.3	—
Noncontrolling interest adjustments	—	(12.5)	(26.3)	—	(38.8)	2.8	(36.0)	26.3
Joint venture partner distribution declared	—	—	—	—	—	(10.9)	(10.9)	—
Restricted stock awards (net of cancellations)	0.2	8.8	—	—	8.8	—	8.8	—
Unamortized restricted stock	—	(11.4)	—	—	(11.4)	—	(11.4)	—
Stock based compensation expense	—	12.1	—	—	12.1	—	12.1	—
Repurchase of stock	(1.9)	(57.4)	—	—	(57.4)	—	(57.4)	—
Cash dividends ($1.11 per share)	—	—	(36.4)	—	(36.4)	—	(36.4)	—
Balance August 31, 2023	30.9	$364.4	$897.5	$(7.3)	$1,254.6	$155.6	$1,410.2	$55.6
Net earnings	—	—	160.1	—	160.1	10.3	170.4	2.3
Other comprehensive loss, net	—	—	—	(26.7)	(26.7)	—	(26.7)	—
Noncontrolling interest adjustments	—	—	16.2	—	16.2	3.9	20.1	(16.2)
Joint venture partner distribution declared	—	—	—	—	—	(9.3)	(9.3)	—
Restricted stock awards (net of cancellations)	0.2	16.4	—	—	16.4	—	16.4	—
Unamortized restricted stock	—	(21.5)	—	—	(21.5)	—	(21.5)	—
Stock based compensation expense	—	17.1	—	—	17.1	—	17.1	—
Repurchase of stock	—	(1.3)	—	—	(1.3)	—	(1.3)	—
Cash dividends ($1.20 per share)	—	—	(38.8)	—	(38.8)	—	(38.8)	—
Balance August 31, 2024	31.1	$375.1	$1,035.0	$(34.0)	$1,376.1	$160.5	$1,536.6	$41.7

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

Years ended August 31,

(In millions)	2024	2023	2022
Cash flows from operating activities
Net earnings	$172.7	$75.6	$53.8
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	16.8	7.2	12.9
Depreciation and amortization	115.6	106.3	102.0
Net gain on disposition of equipment	(13.1)	(17.3)	(37.2)
Stock based compensation expense	17.1	12.1	15.5
Asset impairment, disposal, and exit costs, net	—	46.7	—
Noncontrolling interest adjustments	3.9	8.4	1.6
Other	3.8	3.7	3.8
Decrease (increase) in assets:
Accounts receivable, net	9.2	(14.6)	(198.2)
Income tax receivable	(2.9)	(2.4)	72.3
Inventories	50.0	(17.2)	(267.9)
Leased railcars for syndication	(5.1)	(123.7)	(40.6)
Other assets	13.6	(51.6)	(28.1)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(63.5)	16.3	165.3
Deferred revenue	11.5	21.7	(5.6)
Net cash provided by (used in) operating activities	329.6	71.2	(150.4)
Cash flows from investing activities
Proceeds from sales of assets	75.0	78.8	155.5
Capital expenditures	(398.3)	(362.1)	(380.7)
Investment in and advances to unconsolidated affiliates	—	(3.5)	(2.3)
Cash distribution from unconsolidated affiliates and other	2.9	6.8	3.5
Net cash used in investing activities	(320.4)	(280.0)	(224.0)
Cash flows from financing activities
Net changes in revolving notes with maturities of 90 days or less	(27.8)	29.8	(101.3)
Proceeds from revolving notes with maturities longer than 90 days	226.6	220.0	35.0
Repayments of revolving notes with maturities longer than 90 days	(146.6)	(255.0)	—
Proceeds from issuance of notes payable	180.6	75.0	398.3
Repayments of notes payable	(89.6)	(36.8)	(23.4)
Debt issuance costs	(2.9)	(0.6)	(7.3)
Repurchase of stock	(1.3)	(56.9)	—
Dividends	(38.4)	(36.1)	(35.8)
Cash distribution to joint venture partner	(9.3)	(13.0)	(16.9)
Tax payments for net share settlement of restricted stock	(5.1)	(2.6)	(3.7)
Net cash provided by (used in) financing activities	86.2	(76.2)	244.9
Effect of exchange rate changes	(29.5)	28.6	17.2
Increase (decrease) in cash and cash equivalents and restricted cash	65.9	(256.4)	(112.3)
Cash and cash equivalents and restricted cash
Beginning of period	302.7	559.1	671.4
End of period	$368.6	$302.7	$559.1
Balance Sheet Reconciliation
Cash and cash equivalents	$351.8	$281.7	$543.0
Restricted cash	16.8	21.0	16.1
Total cash and cash equivalents and restricted cash as presented above	$368.6	$302.7	$559.1
Cash (received) paid during the period for
Interest	$85.7	$70.0	$45.1
Income taxes, net	$42.6	$23.0	$(55.0)
Non-cash activity
Transfer from Leased railcars for syndication and Inventories to Equipment on operating leases, net	$(66.8)	$(40.0)	$(11.6)
Capital expenditures accrued in Accounts payable and accrued liabilities	$61.1	$22.0	$10.9
Transfer from Property, plant and equipment, net to Intangibles and other assets, net for assets moved to Assets held for sale	$—	$—	$3.5
Change in Accounts payable and accrued liabilities associated with dividends declared	$(0.4)	$(0.3)	$—
Change in Accounts payable and accrued liabilities associated with cash distributions to joint venture partner	$—	$2.1	$1.4

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1 — Nature of Operations

The Company operates in three reportable segments: Manufacturing; Maintenance Services; and Leasing & Management Services. The segments support the Company's integrated business model. The Manufacturing segment, which currently operates from facilities in the U.S., Mexico, Poland and Romania, produces double-stack intermodal railcars, tank cars, freight railcars, and automotive railcar products. The Maintenance Services segment performs wheel and axle servicing, railcar maintenance services and produces a variety of component parts for the rail industry in North America. The Leasing & Management Services segment owns approximately 15,500 railcars as of August 31, 2024. The Company also provides management services for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. Through unconsolidated affiliates the Company produces rail and industrial components and has an ownership stake in a railcar manufacturer in Brazil.

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

Restricted cash - Restricted cash relates to amounts held to support a target minimum rate of return on certain agreements, terms of our credit agreement, and a pass through account for activity related to management services provided for certain third-party customers.

Accounts receivable - Accounts receivable consists of receivables from customers and receivables from related parties (see Note 16 - Related Party Transactions to the Consolidated Financial Statements) and is stated net of allowance for doubtful accounts of $3.6 million and $2.8 million as of August 31, 2024 and 2023, respectively.

	As of August 31,
(In millions)	2024	2023	2022
Allowance for doubtful accounts
Balance at beginning of period	$2.8	$2.3	$2.4
Additions, net of reversals	0.8	0.5	0.4
Usage	(0.1)	(0.2)	(0.3)
Currency translation effect	0.1	0.2	(0.2)
Balance at end of period	$3.6	$2.8	$2.3

Inventories - Inventories are valued at the lower of cost or net realizable value using the first-in first-out method. Work-in-process includes material, labor and overhead. Finished goods includes completed wheels, parts and railcars in transit or not on lease.

Leased railcars for syndication - Leased railcars for syndication consist of newly-built railcars manufactured at one of the Company’s facilities or railcars purchased from third parties, which have been placed on lease to a customer and which the Company intends to sell to an investor with the lease attached. These railcars are generally anticipated to be sold within six months of delivery of the last railcar in a group or six months from when the Company acquires the railcar from a third-party and are typically not depreciated during that period as the Company does not believe any economic value of a railcar is lost in the first six months. In the event the railcars are not sold in the first six months, the railcars are either held in Leased railcars for syndication and are depreciated or are transferred to Equipment on operating leases and are depreciated.

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

As of August 31, 2024, investments in unconsolidated affiliates include the Company’s 60% interest in Greenbrier-Maxion, 29.5% interest in Amsted-Maxion Cruzeiro (which owns 40% of Greenbrier-Maxion) and 41.9% interest in Axis. The Company does not consolidate Greenbrier-Maxion for financial reporting purposes and accounts for its interest under the equity method of accounting as the entity's governance provisions require that all significant decisions of Greenbrier-Maxion are subject to shared consent of its shareholders.

Property, plant and equipment - Property, plant and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided on the straight-line method over estimated useful lives which primarily are as follows:

Depreciable Life
Buildings and improvements	15 - 25 years
Machinery and equipment	3 - 15 years
Other	3 - 10 years

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

Impairment of long-lived assets - When changes in circumstances indicate the carrying amount of certain long-lived asset groups may not be recoverable, the assets are evaluated for impairment. If the forecasted undiscounted future cash flows are less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to estimated realizable value is recognized. The Company recorded $24.2 million as impairment of long-lived assets for the year ended August 31, 2023. No impairment of long-lived assets was recorded in the years ended August 31, 2024 and 2022. See Note 4 - Divestitures to the Consolidated Financial Statements for additional information.

Goodwill - Goodwill is recorded when the purchase price of an acquisition exceeds the fair market value of the net assets acquired. Goodwill is not amortized and is tested for impairment at least annually and more frequently if indicators of impairment arise. The Company reviews goodwill for impairment annually using either a qualitative assessment or a quantitative goodwill impairment test. If the qualitative assessment is selected and the Company determines that fair value of each reporting unit more likely than not exceeds its carrying value, no further assessment is necessary. For reporting units where the Company performs the quantitative goodwill impairment test, an impairment loss is recorded to the extent that the reporting unit’s carrying amount exceeds the reporting unit’s fair value. An impairment loss cannot exceed the total amount of goodwill allocated to the reporting unit. No impairment of goodwill was recorded in the years ended August 31, 2024, 2023, and 2022. See Note 7 - Goodwill to the Consolidated Financial Statements for additional information.

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

Greenbrier-Astra Rail B.V. was formed in 2017 to combine the Company’s existing European operations headquartered in Swidnica, Poland and Astra Rail Industries S.A., based in Arad, Romania. Greenbrier-Astra Rail B.V. is controlled by the Company with an approximate 75% interest. Astra Holdings GmbH received a put option to sell its entire noncontrolling interest to the Company at an exercise price equal to the higher of fair value or a defined earnings before interest, taxes, depreciation and amortization (EBITDA) multiple as measured on the exercise date. During 2022, the option was extended to be exercisable 30 business days prior to and up until June 1, 2026. The Company consolidates Greenbrier-Astra Rail B.V. for financial reporting purposes and includes the noncontrolling interest in the mezzanine section of the Consolidated Balance Sheet in Contingently redeemable noncontrolling interest. The carrying value of the noncontrolling interest cannot be less than the maximum redemption amount, which is the amount Greenbrier will settle the put option for if exercised.

During the fourth quarter of 2024, the Company recorded a noncash $16.2 million redemption value adjustment to Contingently redeemable noncontrolling interest and Retained earnings to reduce the carrying value to the maximum redemption amount. During 2023, the Company recorded a noncash $26.3 million redemption value adjustment to Contingently redeemable noncontrolling interest and Retained earnings to increase the carrying value to the maximum redemption amount. The change in the maximum redemption amount in 2023 and 2024 was primarily attributed to industry and entity-specific indicators which impacted the estimated future cash flows of Greenbrier-Astra Rail B.V.

Net earnings attributable to noncontrolling interest on the Company’s Consolidated Statement of Income represents the Company’s partners’ share of results from operations.

Accumulated other comprehensive loss – Accumulated other comprehensive loss, net of tax as appropriate, consisted of the following:

(In millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2023	$27.0	$(32.1)	$(2.2)	$(7.3)
Other comprehensive income (loss) before reclassifications	2.9	(14.9)	—	(12.0)
Amounts reclassified from accumulated other comprehensive loss	(14.7)	—	—	(14.7)
Balance, August 31, 2024	$15.2	$(47.0)	$(2.2)	$(34.0)

The amounts reclassified out of Accumulated other comprehensive loss into the Consolidated Statements of Income, with the financial statement caption, were as follows:

	Year Ended August 31,
(In millions)	2024	2023	2022	Financial Statement Caption
(Gain) loss on derivative financial instruments:
Foreign exchange contracts	$(2.0)	$(2.0)	$1.2	Revenue and Cost of revenue
Interest rate swap contracts	(16.7)	(10.8)	4.9	Interest and foreign exchange
	(18.7)	(12.8)	6.1	Total before tax
	4.0	3.7	(1.4)	Tax expense (benefit)
	$(14.7)	$(9.1)	$4.7	Net of tax

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

	Year Ended August 31,
(In millions)	2024	2023	2022
Interest and foreign exchange:
Interest and other expense	$93.9	$79.2	$55.7
Foreign exchange loss, net	6.9	6.2	1.7
	$100.8	$85.4	$57.4

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

Research and development - Research and development costs are expensed as incurred. Research and development costs incurred for new product development during the years ended August 31, 2024, 2023 and 2022 were $5.2 million, $4.0 million and $5.4 million, respectively, included in Selling and administrative expenses.

Net earnings per share - Basic EPS is calculated using weighted average basic common shares outstanding.

Diluted EPS is calculated using the if-converted method, associated with shares underlying the 2024 and 2028 2.875% Convertible notes, and the treasury stock method associated with performance based restricted stock units subject to performance criteria.

Stock-based compensation – Stock based compensation expense consists of restricted stock units. Restricted stock units are accounted for as equity based awards (see Note 14 - Equity to the Consolidated Financial Statements). The value of stock-based compensation awards is amortized as compensation expense from the date of grant through the vesting period. Forfeitures are recognized as they occur.

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

Recent Accounting Pronouncements

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures of significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application to all periods presented upon adoption. The Company is currently evaluating the impact that ASU 2023-07 will have on its consolidated financial statement disclosures.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2023-09 will have on its consolidated financial statement disclosures.

Note 3 – Revenue Recognition

Contract balances

Contract assets primarily consist of work completed for railcar maintenance but not billed at the reporting date. Contract liabilities primarily consist of customer prepayments for new railcars and other management-type services, for which the Company has not yet satisfied the related performance obligations.

The opening and closing balances of the Company’s contract balances are as follows:

(In millions)	Balance sheet classification	August 31, 2024	August 31, 2023	$ change
Contract assets	Accounts receivable, net	$6.7	$0.1	$6.6
Contract assets	Inventories	$10.8	$7.0	$3.8
Contract liabilities [1]	Deferred revenue	$54.6	$43.3	$11.3

1 Contract liabilities balance includes deferred revenue within the scope of Revenue from Contracts with Customers (Topic 606).

For the years ended August 31, 2024 and 2023 the Company recognized $22.9 million and $13.0 million of revenue, respectively, that was included in Contract liabilities as of August 31, 2023 and 2022.

Performance obligations

As of August 31, 2024, the Company has entered into contracts with customers for which revenue has not yet been recognized. The following table outlines estimated transaction prices related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(In millions)	August 31, 2024
Revenue type:
Manufacturing – Railcar sales	$2,678.7
Manufacturing – Sustainable conversions	$50.4
Services	$133.7
Other	$14.9

Based on current production and delivery schedules and existing contracts, approximately $1.9 billion of the Railcar sales amount is expected to be recognized in 2025 while the remaining amount is expected to be recognized in 2026 and beyond.

Sustainable conversions represent orders to modify existing railcars and are expected to be recognized in 2025.

Services includes management and maintenance services of which approximately 61% are expected to be performed through 2029 and the remaining amount through 2037.

Note 4 – Divestitures

Gunderson

In November 2022, as part of the Company's strategic review of the global business capacity footprint, the Company decided to permanently cease rail production at the Gunderson Facility and to explore alternatives to exit marine barge production. Due to the change in future use of the facility, management assessed recoverability of the Gunderson assets in accordance with the Company’s policy on impairment of long-lived assets. Based on an analysis of future undiscounted cash flows associated with these assets, management determined that the carrying value was not recoverable. The carrying amount of the Company’s long-lived assets at the Gunderson Facility was $44.0 million and the fair value was $19.8 million as of the impairment date. The Company concluded that an impairment charge was necessary and $24.2 million was recorded within the Manufacturing segment as Asset impairment, disposal and exit costs, net on the Consolidated Statements of Income for the year ended August 31, 2023.

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

Rayvag

In August 2023, Greenbrier-Astra Rail sold its approximately 68% ownership interest in Rayvag, a railcar manufacturing company based in Adana, Türkiye. The Company deconsolidated Rayvag and its noncontrolling interest and recorded a $3.7 million gain on sale, which is recorded within the Manufacturing segment as Asset impairment, disposal, and exit costs, net on the Consolidated Statements of Income for the year ended August 31, 2023.

Total Asset impairment, disposal, and exit costs, net were $46.7 million for the year ended August 31, 2023. There were no Asset impairment, disposal, and exit costs, net for the years ended August 31, 2024 and 2022.

Note 5 — Inventories

	As of August 31,
(In millions)	2024	2023
Manufacturing supplies and raw materials	$532.6	$638.2
Work-in-process	152.0	138.2
Finished goods	92.6	64.4
Excess and obsolete adjustment	(6.3)	(17.2)
	$770.9	$823.6

	As of August 31,
(In millions)	2024	2023	2022
Excess and obsolete adjustment
Balance at beginning of period	$17.2	$14.1	$19.9
Charge to cost of revenue	1.2	5.4	1.5
Disposition of inventory	(12.2)	(2.7)	(6.9)
Currency translation effect	0.1	0.4	(0.4)
Balance at end of period	$6.3	$17.2	$14.1

Note 6 — Property, Plant and Equipment, net

	As of August 31,
(In millions)	2024	2023
Land and improvements	$69.9	$70.9
Machinery and equipment	626.5	574.0
Buildings and improvements	366.6	352.0
Construction in progress	155.4	81.3
Other	131.7	118.3
	1,350.1	1,196.5
Accumulated depreciation	(638.4)	(577.3)
	$711.7	$619.2

Depreciation expense was $72.4 million, $71.5 million and $70.7 million for the years ended August 31, 2024, 2023 and 2022, respectively.

Note 7 — Goodwill

Changes in the carrying value of goodwill are as follows:

(In millions)	Manufacturing	Maintenance Services	Leasing & Management Services	Total
Balance August 31, 2023	$85.9	$43.0	$—	$128.9
Translation and other adjustments	—	(0.4)	—	(0.4)
Balance August 31, 2024	$85.9	$42.6	$—	$128.5

(In millions)	Goodwill
Gross goodwill balance before accumulated goodwill impairment losses and other reductions	$292.3
Accumulated goodwill impairment losses	(138.2)
Accumulated other reductions	(25.6)
Balance August 31, 2024	$128.5

The Company performed its annual goodwill impairment test during the third quarter of 2024. The Company utilized the qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its respective carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic considerations and industry indicators, financial performance, and cost estimates associated with a particular reporting unit. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Based on the qualitative assessment, the Company determined that it was more likely than not that the fair value of each reporting unit with goodwill exceeded its respective carrying value and a quantitative impairment test was not necessary; therefore, the Company concluded that goodwill was not impaired.

As of August 31, 2024, the Manufacturing segment includes the North America Manufacturing reporting unit with a goodwill balance of $56.3 million and the Europe Manufacturing reporting unit with a goodwill balance of $29.6 million. The Maintenance Services segment had a goodwill balance of $42.6 million related to the Wheels & Parts reporting unit.

Note 8 — Intangibles and Other Assets, net

The following table summarizes the Company’s identifiable intangible and other assets balance:

	As of August 31,
(In millions)	2024	2023
Intangible assets subject to amortization:
Customer and supplier relationships	$87.5	$87.5
Accumulated amortization	(72.1)	(69.1)
Other intangible assets	43.3	43.0
Accumulated amortization	(27.2)	(22.3)
	31.5	39.1
Intangible assets not subject to amortization	2.3	2.3
Prepaid and other assets	51.7	56.4
Operating lease ROU assets	65.1	70.6
Nonqualified savings plan investments	54.5	47.7
Debt issuance costs, net	4.8	6.3
Assets held for sale	0.3	0.3
Deferred tax assets	34.2	33.1
	$244.4	$255.8

Amortization expense for the years ended August 31, 2024, 2023 and 2022 was $7.2 million, $8.0 million and $9.3 million, respectively. As of August 31, 2024, amortizable intangible assets had a weighted-average remaining useful life of 6.6 years. Amortization expense for the years ending August 31, 2025, 2026, 2027, 2028 and 2029 is expected to be $6.6 million, $6.1 million, $5.2 million, $3.8 million and $2.6 million, respectively.

Note 9 — Revolving Notes

Senior secured credit facilities, consisting of four components, aggregated to $1.4 billion as of August 31, 2024. The Company had an aggregate of $345.9 million available to draw down under credit facilities as of August 31, 2024.

This amount consists of $258.3 million available on the North American credit facility, $31.6 million on the European credit facilities and $56.0 million on the Mexican credit facilities.

Nonrecourse credit facilities:

GBX Leasing – As of August 31, 2024, a $550.0 million nonrecourse warehouse credit facility existed to support the operations of GBX Leasing. Advances under the warehouse credit facility are secured by a pool of leased railcars and bear interest at SOFR plus 1.85% plus 0.11% as a SOFR adjustment. As of August 31, 2024, interest rate swap agreements cover 74% of the outstanding balance to swap the floating interest rate to a fixed rate. The warehouse credit facility was amended in September 2024 to reduce the size of the credit facility by $100.0 million to $450.0 million and to extend the maturity date from August 2027 to September 2029. The warehouse credit facility currently converts to a term loan in September 2027.

Other credit facilities:

North America – As of August 31, 2024, a $600.0 million revolving line of credit existed to provide working capital and interim financing of equipment, principally for the Company’s U.S. and Mexican operations. The North America credit facility is secured by substantially all the Company’s U.S. assets not otherwise pledged as security for term loans, the warehouse credit facility or the railcar asset-backed securities. Available borrowings are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios. Advances bear interest at SOFR plus 1.50% plus 0.10% as a SOFR adjustment or Prime plus 0.50% depending on the type of borrowing. The North America credit facility matures in August 2026.

Europe – As of August 31, 2024, lines of credit totaling $78.2 million secured by certain of the Company’s European assets, were available for working capital needs of the Company’s European manufacturing operations. The European lines of credit include $33.1 million which are guaranteed by the Company. The European credit facilities have variable rates that range from WIBOR plus 1.10% to WIBOR plus 1.45% and EURIBOR plus 1.90%. European credit facilities are regularly renewed and currently have maturities that range from October 2024 through September 2026.

Mexico – As of August 31, 2024, the Company’s Mexican railcar manufacturing operations had lines of credit totaling $166.0 million for working capital needs, $66.0 million of which the Company and its joint venture partner have each guaranteed 50%. Advances under these facilities bear interest at variable rates that range from SOFR plus 2.22% to SOFR plus 4.25%. The Mexican credit facilities have maturities that range from February 2025 through January 2027.

Revolving notes consisted of the following balances:

	As of August 31,
(In millions)	2024	2023
Nonrecourse credit facility balances:
GBX Leasing	$194.9	$139.9
Other credit facility balances:
North America	—	—
Europe	46.7	47.2
Mexico	110.0	110.0
Total Revolving notes	$351.6	$297.1

As of August 31, 2024, repayments of Revolving notes are expected to be $154.4 million, $2.3 million, and $194.9 million for the years ending August 31, 2025, 2026, and 2027, respectively. In addition, outstanding commitments under the North American credit facility included letters of credit which totaled $5.9 million and $4.9 million as of August 31, 2024 and 2023, respectively.

Note 10 — Accounts Payable and Accrued Liabilities

	As of August 31,
(In millions)	2024	2023
Trade payables	$370.7	$396.8
Other accrued liabilities	100.4	90.3
Operating lease liabilities	66.0	72.2
Accrued payroll and related liabilities	170.5	158.6
Accrued warranty	23.8	25.6
	$731.4	$743.5

Note 11 — Warranty Accrual

	As of August 31,
(In millions)	2024	2023	2022
Balance at beginning of period	$25.6	$24.0	$27.9
Charged to cost of revenue	13.4	6.7	5.0
Payments	(15.7)	(5.8)	(7.9)
Currency translation effect	0.5	0.7	(1.0)
Balance at end of period	$23.8	$25.6	$24.0

Note 12 — Notes Payable, net

	As of August 31,
(In millions)	2024	2023
Leasing nonrecourse term loans	$792.1	$640.2
Senior term debt	251.7	266.4
2.875% Convertible senior notes, due 2028	373.8	373.8
2.875% Convertible senior notes, due 2024	—	47.7
Other notes payable	3.3	1.8
	$1,420.9	$1,329.9
Debt discount and issuance costs	(16.7)	(18.2)
	$1,404.2	$1,311.7

Leasing nonrecourse term loans include:

•
Nonrecourse senior term debt, secured by a pool of leased railcars. The debt bears a floating interest rate of SOFR plus 1.625% plus 0.10% as a SOFR adjustment, with principal of $3.1 million paid quarterly in arrears and a balloon payment of $283.7 million due upon maturity in August 2027. Interest rate swap agreements cover nearly 100% of the principal balance to swap the floating interest rate to fixed rates. The principal balance as of August 31, 2024 was $320.5 million.
•
Asset-backed term notes, as discussed below. The principal balance as of August 31, 2024 was $471.6 million.

Senior term debt bears a floating interest rate of SOFR plus 1.50% plus 0.10% as a SOFR adjustment, with principal of $3.7 million paid quarterly in arrears and a balloon payment of $222.6 million due upon maturity in August 2026. Interest rate swap agreements cover approximately 75% of the principal balance to swap the floating interest rate to fixed rates. The principal balance as of August 31, 2024 was $251.7 million.

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

As of August 31, 2024, principal payments on the notes payable are expected as follows:

(In millions)
Year ending August 31,
2025	$42.8
2026	265.5
2027	312.4
2028 [1]	389.2
2029	14.6
Thereafter	396.4
$1,420.9

1 The repayment of the $373.8 million of 2028 Convertible Notes due April 2028 is assumed to occur at the scheduled maturity instead of assuming an earlier conversion by the holders.

Convertible notes

Convertible senior notes, due 2028 (2028 Convertible Notes), bear interest at a fixed rate of 2.875%, paid semiannually in arrears on April 15th and October 15th. Issuance costs are amortized using the effective interest rate method through 2028 and the amortization expense is included in Interest and foreign exchange on the Company's Consolidated Statements of Income. As of August 31, 2024, the effective interest rate was 5.75%. The convertible notes mature on April 15, 2028, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. The convertible notes are senior unsecured obligations and rank equally with other senior unsecured debt. The notes are convertible into shares of the Company’s common stock, at an initial conversion rate of 18.0317 shares of common stock per $1,000 principal amount which is equivalent to an initial conversion price of approximately $55.46 per share. The conversion rate and the resulting conversion price are subject to adjustment in certain events, such as distributions, dividends or stock splits. Conversion of the par value of the note will be settled in cash, with any premium convertible in cash or shares at the Company’s option. Upon a conversion of the notes, the Company may elect to pay or deliver, as the case may be, cash and, if applicable, shares of the Company’s common stock, as provided in the 2028 Notes Indenture (as defined below). As of August 31, 2024, the Company has reserved approximately 8.2 million shares for issuance upon conversion of these notes.

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

Asset-backed term notes

GBX Leasing 2022-1 LLC (GBXL I or Issuer) was formed as a wholly owned special purpose entity (SPE) of GBX Leasing to securitize the leasing assets of GBX Leasing. GBXL I issued $323.3 million of term notes in February 2022 (2022 GBXL Notes) and $178.5 million of term notes in November 2023 (2023 GBXL Notes), which are secured by a portfolio of railcars and associated operating leases and other assets, acquired and owned by GBXL I. Greenbrier Management Services, LLC (GMS) entered into certain agreements relating to the management and servicing of the Issuer’s assets. The Company evaluated the accounting for the transaction and concluded that, based on its equity investment in the Issuer combined with GMS’s capacity as servicer, the Company is the primary beneficiary of the SPE and therefore consolidates the SPE for financial reporting purposes.

Issued debt of GBXL I includes:

•
GBXL I Series 2022-1 Class A Secured Railcar Equipment Notes (2022 Class A Notes) with a principal balance of $274.8 million as of August 31, 2024 and GBXL I Series 2022-1 Class B Secured Railcar Equipment Notes (2022 Class B Notes) with a principal balance of $20.7 million as of August 31, 2024, collectively the 2022 GBXL Notes; and
•
GBXL I Series 2023-1 Class A Secured Railcar Equipment Notes (2023 Class A Notes) with a principal balance of $156.7 million as of August 31, 2024 and GBXL I Series 2023-1 Class B Secured Railcar Equipment Notes (2023 Class B Notes) with a principal balance of $19.4 million as of August 31, 2024, collectively the 2023 GBXL Notes. GBX Leasing used the net proceeds received from the issuance of the 2023 GBXL Notes to pay down the GBX Leasing warehouse credit facility.

The 2022 GBXL Notes bear interest at fixed rates of 2.87% and 3.45% for the Class A Notes and Class B Notes, respectively. The 2022 GBXL Notes are payable monthly, with a contractual maturity date of February 20, 2052 and an anticipated repayment date of January 20, 2029. While the contractual maturity date is in 2052, the cash flows generated from the railcar assets will pay down the 2022 GBXL Notes in line with the agreement, which based on expected cash flow payments, would result in repayment in advance of the contractual maturity date.

The 2023 GBXL Notes bear interest at fixed rates of 6.42% and 7.28% for the 2023 Class A Notes and 2023 Class B Notes, respectively. The 2023 GBXL Notes are payable monthly, with a contractual maturity date of November 20, 2053 and an anticipated repayment date of November 20, 2030. While the contractual maturity date is in 2053, the cash flows generated from the railcar assets will pay down the 2023 GBXL Notes in line with the agreement, which based on expected cash flow payments, would result in repayment in advance of the contractual maturity date.

If the principal amount of the 2023 GBXL Notes and 2022 GBXL Notes has not been repaid in full by the anticipated repayment date, then the Issuer will also be required to pay additional interest to the holders at a rate equal to 4.00% per annum. The GBXL Notes are obligations of the Issuer only and are nonrecourse to Greenbrier. The GBXL Notes are subject to a Master Indenture between the Issuer and U.S. Bank Trust Company, National Association, as trustee, as supplemented by the Series 2022-1 Supplement dated February 9, 2022 and the Series 2023-1 Supplement dated November 20, 2023. The GBXL Notes may be subject to acceleration upon the occurrence of certain events of default.

The following table summarizes the Issuer's net carrying amount of the assets transferred and the related debt.

	As of August 31,
(In millions)	2024	2023
Assets
Restricted cash	$0.3	$6.7
Equipment on operating leases, net	651.0	388.9
Liabilities
Notes payable, net	$464.5	$302.1

Note 13 — Derivative Instruments

Foreign operations give rise to market risks from changes in foreign currency exchange rates. Foreign currency forward exchange contracts with established financial institutions are utilized to hedge a portion of that risk. Interest rate swap agreements are used to reduce the impact of changes in interest rates on certain debt. The Company’s foreign currency forward exchange contracts and interest rate swap agreements are designated as cash flow hedges, and therefore the effective portion of unrealized gains and losses is recorded in Accumulated other comprehensive loss.

At August 31, 2024 exchange rates, notional amounts of forward exchange contracts for the purchase of Polish Zlotys and the sale of Euros aggregated to $143.9 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when in a loss position, or as Accounts receivable, net when in a gain position. As the contracts mature at various dates through March 2027, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in Accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At August 31, 2024 exchange rates, approximately $3.0 million would be credited to revenue in the next year.

At August 31, 2024, interest rate swap agreements maturing from August 2025 through January 2032 had notional amounts that aggregated to $653.1 million. The fair value of the contracts are included on the Consolidated Balance Sheets in Accounts payable and accrued liabilities when in a loss position, or in Accounts receivable, net when in a gain position. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At August 31, 2024 interest rates, approximately $8.5 million would be credited to interest expense in the next year.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		August 31,			August 31,
		2024	2023		2024	2023
(In millions)	Balance sheet caption	Fair Value	Fair Value	Balance sheet caption	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$4.3	$2.5	Accounts payable and accrued liabilities	$0.1	$0.1
Interest rate swap contracts	Accounts receivable, net	19.7	34.9	Accounts payable and accrued liabilities	1.3	0.1
		$24.0	$37.4		$1.4	$0.2
Derivatives not designated as hedging instruments
Foreign forward exchange contracts	Accounts receivable, net	$—	$0.5	Accounts payable and accrued liabilities	$—	$—

The Effect of Derivative Instruments on the Consolidated Statements of Income

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivative	Gain (loss) recognized in income on derivatives Years ended August 31,
		2024	2023
Foreign forward exchange contract	Interest and foreign exchange	$0.1	$—

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives Years ended August 31,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income Years ended August 31,		Location of gain (loss) in income on derivative (amount excluded from effectiveness testing)	Gain (loss) recognized on derivative (amount excluded from effectiveness testing) Years ended August 31,
	2024	2023		2024	2023		2024	2023
Foreign forward exchange contracts	$3.4	$5.6	Revenue	$2.5	$(0.2)	Revenue	$2.5	$2.0
Foreign forward exchange contracts	(0.6)	2.0	Cost of revenue	(0.5)	2.2	Cost of revenue	0.9	0.6
Interest rate swap contracts	0.4	24.8	Interest and foreign exchange	16.7	10.8	Interest and foreign exchange	—	—
	$3.2	$32.4		$18.7	$12.8		$3.4	$2.6

The following table presents the amounts in the Consolidated Statements of Income in which the effects of the cash flow hedges are recorded and the effects of the cash flow hedge activity on these line items for the years ended August 31, 2024, 2023 and 2022:

	For the Year Ended August 31,
	2024		2023		2022
(In millions)	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$3,544.7	$2.5	$3,944.0	$(0.2)	$2,977.7	$(1.5)
Cost of revenue	$2,986.2	$(0.5)	$3,502.9	$2.2	$2,671.7	$0.3
Interest and foreign exchange	$100.8	$16.7	$85.4	$10.8	$57.4	$(4.9)

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

On August 31, 2024, there were 1.0 million shares available for grant compared to 1.2 million and 1.4 million shares available for grant as of August 31, 2023 and 2022, respectively. There are no stock options, restricted shares, or stock appreciation rights outstanding as of August 31, 2024. The Company currently grants restricted stock units. Shares associated with restricted stock unit awards are not considered legally outstanding shares of common stock until they are issued following vesting. Restricted stock unit awards, including performance based awards, are entitled to participate in dividends.

During the years ended August 31, 2024, 2023, and 2022, the Company awarded restricted stock unit grants totaling 0.4 million, 0.5 million, and 0.4 million shares, respectively, which include performance based grants and dividend equivalent rights. For performance based awards granted in 2022, the performance metrics included an EBITDA metric, weighted 80%, and a return on invested capital (ROIC) metric, weighted 20%. For performance based awards granted in 2023 and 2024, the performance metrics included the Company’s total shareholder return relative to a designated peer group (Relative TSR), weighted 20%, in addition to an EBITDA metric, weighted 60%, and an ROIC metric, weighted 20%. Performance based award share payouts depend on the extent to which the performance goal has been achieved. The number of shares that a participant receives is equal to the award granted multiplied by a payout factor, which ranges from 0% to a maximum of 200%.

The fair value of awards granted, including performance based grants that did not contain a Relative TSR market condition, was determined based on the market closing price of the underlying shares on the date of grant. For the awards granted with a Relative TSR market condition, the Company estimates the fair value using a Monte-Carlo simulation model utilizing the following key assumptions for such awards:

	For the Year Ended August 31,
	2024	2023
Expected share price volatility (GBX)	45.0%	54.0%
Risk-free rate of return	5.0%	4.4%

The fair value of awards granted was $17.3 million, $12.4 million, and $18.7 million for the years ended August 31, 2024, 2023 and 2022, respectively. The grant date fair value of stock awarded under restricted stock unit grants is amortized as compensation expense over the vesting period of one to three years. Compensation expense recognized related to restricted stock unit grants for the years ended August 31, 2024, 2023 and 2022 was $17.1 million, $12.1 million, and $15.5 million, respectively, and was recorded in Selling and administrative and Cost of revenue on the Consolidated Statements of Income. Unamortized compensation cost related to restricted stock unit grants was $16.7 million as of August 31, 2024, which is expected to be recognized over a weighted average period of approximately two years.

During the year ended August 31, 2024, a total of 0.4 million restricted stock units vested, including shares that were withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. The following table summarizes the activity for the Company’s restricted stock unit grants, including performance based grants, under the 2021 Stock Incentive Plan and the 2017 Amended and Restated Stock Incentive Plan:

(in thousands, except per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of August 31, 2023	972	$33.75
Granted	393	$44.06
Vested	(410)	$33.44
Forfeited	(54)	$32.50
Outstanding as of August 31, 2024	901	$38.47

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

During the year ended August 31, 2024, the Company purchased a total of 38 thousand shares for $1.3 million. During the year ended August 31, 2023, the Company purchased a total of 1.9 million shares for $56.9 million, of which 1.8 million shares for $53.6 million were purchased under the current authorization of the share repurchase program. There were no shares repurchased under the share repurchase program during the year ended August 31, 2022. As of August 31, 2024, the amount remaining for repurchase under the share repurchase program was $45.1 million. For shares repurchased subsequent to December 31, 2022, the Company accrued excise tax of $0.5 million to Additional paid-in capital for the year ended August 31, 2023. Accrued excise tax of $0.5 million is included within Accounts payable and accrued liabilities on the Consolidated Balance Sheets as of August 31, 2024 and 2023.

Note 15 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Year Ended August 31,
(In thousands)	2024	2023	2022
Weighted average basic common shares outstanding	31,102	31,983	32,569
Dilutive effect of 2.875% Convertible notes, due 2024 [1]	345	824	—
Dilutive effect of 2.875% Convertible notes, due 2028 [2]	—	—	—
Dilutive effect of restricted stock units [3]	916	992	1,062
Weighted average diluted common shares outstanding	32,363	33,799	33,631

1 The dilutive effect of the 2.875% Convertible notes due 2024 was excluded for the year ended August 31, 2022 as they were considered anti-dilutive under the “if converted” method as further discussed below. These notes were retired on February 1, 2024.

2 The dilutive effect of the 2.875% Convertible notes, due 2028 was excluded for the years ended August 31, 2024, 2023 and 2022 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive. As these notes require cash settlement for the principal, only a premium is potentially dilutive.

3 Restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved, are included in weighted average diluted common shares outstanding when the Company is in a net earnings position.

Basic EPS is computed by dividing Net earnings attributable to Greenbrier by weighted average basic common shares outstanding.

For the years ended August 31, 2024, 2023, and 2022, diluted EPS was calculated using the more dilutive of two methods. The first method includes the dilutive effect, using the treasury stock method, associated with restricted stock units and performance based restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved. The second method supplements the first by also including the “if converted” effect of the 2.875% Convertible notes due 2024 and shares underlying the 2.875% Convertible notes due 2028, when there is a conversion premium. Under the “if converted” method, debt issuance and interest costs, both net of tax, associated with the convertible notes due 2024 are added back to net earnings and the share count is increased by the shares underlying the convertible notes.

(In millions, except number of shares which are reflected in	Year Ended August 31,
thousands and per share amounts)	2024		2023		2022
Net earnings attributable to Greenbrier	$160.1		$62.5		$46.9
Weighted average basic common shares outstanding	31,102		31,983		32,569
Basic earnings per share	$5.15		$1.95		$1.44

Net earnings attributable to Greenbrier	$160.1		$62.5		$46.9
Add back:
Interest and debt issuance costs on the 2.875% convertible notes due 2024, net of tax	0.5		1.2		n/a
Earnings before interest and debt issuance costs on the 2.875% convertible notes due 2024	$160.6		$63.7		n/a
Weighted average diluted common shares outstanding	32,363		33,799		33,631
Diluted earnings per share	$4.96	[1]	$1.89	[1]	$1.40

1 Diluted earnings per share was calculated as follows:

Earnings before interest and debt issuance costs on the 2.875% convertible notes due 2024

Weighted average diluted common shares outstanding

Note 16 — Related Party Transactions

The Company has a 41.9% interest in Axis, a joint venture. The Company purchased $8.8 million, $8.7 million and $11.5 million of railcar components from Axis during the years ended August 31, 2024, 2023 and 2022, respectively.

The Company held a 40% interest in the common equity of an unconsolidated affiliate that bought and sold railcar assets that are leased to third parties. As of August 31, 2023, the Company no longer held an investment in this entity. Upon sale of railcars to this entity from Greenbrier, 60% of the related revenue and margin was recognized and 40% was deferred until the railcars were ultimately sold by the entity. The Company recognized $15.1 million and $9.3 million with railcars sold out of the leasing warehouse during the year ended August 31, 2023 and 2022, respectively.

Note 17 — Income Taxes

Components of income tax expense (benefit) were as follows:

	Year Ended August 31,
(In millions)	2024	2023	2022
Current
Federal	$2.0	$7.4	$(6.7)
State	2.2	2.7	0.9
Foreign	38.8	9.7	19.2
	43.0	19.8	13.4
Deferred
Federal	14.6	7.9	2.2
State	0.1	0.6	1.4
Foreign	(2.0)	(3.4)	1.6
	12.7	5.1	5.2
Change in valuation allowance	6.3	(0.3)	(0.5)
Income tax expense (benefit)	$62.0	$24.6	$18.1

Earnings before income tax and earnings from unconsolidated affiliates for the years ended August 31, 2024, 2023 and 2022 were $111.4 million, $32.2 million and $12.4 million, respectively, for our domestic U.S. operations and $112.3 million, $58.8 million and $48.2 million, respectively for our foreign operations.

The reconciliation between effective and statutory tax rates on operations is as follows:

	Year Ended August 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.4	3.0	3.1
Foreign operations	4.6	6.2	9.0
U.S. tax on foreign earnings	2.3	4.5	1.8
U.S. impact of foreign branch	(1.9)	—	—
Carryback rate benefit	—	—	(3.2)
Permanent differences	4.0	(5.8)	5.4
Base erosion and anti-avoidance tax (BEAT)	0.5	1.6	—
Change in valuation allowance	2.8	(0.5)	(0.8)
Unrecognized tax benefits	0.7	1.4	(1.8)
Noncontrolling interest in flow-through entity	(0.3)	(2.7)	(3.0)
Credits	(4.7)	0.1	(0.6)
Other	(2.7)	(1.8)	(1.0)
Effective tax rate	27.7%	27.0%	29.9%

Due to the enactment of the Coronavirus Aid, Relief and Economic Security (CARES) Act in 2020, the Company filed a Federal claim to carryback fiscal year 2021 tax losses to the fiscal years 2016 through 2018, allowing the recovery of Federal income taxes previously paid at rates of 35.0% or 25.7%, rather than the current Federal rate of

21.0% in effect beginning with the fiscal year 2019. As of August 31, 2024, income taxes receivable includes a balance of $22.8 million related to the carryback of the 2021 loss.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities were as follows:

	As of August 31,
(In millions)	2024	2023
Deferred tax assets:
Accrued payroll and related liabilities	$31.7	$37.1
Deferred revenue	6.7	6.6
Inventories and other	26.7	12.4
Maintenance and warranty accruals	3.5	3.5
Lease liability	14.7	16.5
Net operating losses	35.9	18.4
Investment, asset tax credits and other	16.3	0.9
	135.5	95.4
Valuation allowance	(15.9)	(9.6)
Deferred tax liabilities:
Fixed assets	(187.3)	(131.9)
Intangibles	(5.2)	(5.1)
Right-of-use asset	(14.4)	(16.0)
Other	(8.7)	(13.8)
	(215.6)	(166.8)
Net deferred tax liability	$(96.0)	$(81.0)

As of August 31, 2024, the Company had $67.4 million of federal NOL carryforwards that do not expire, $15.4 million of federal credit carryforwards that will begin to expire in 2028, $193.0 million of state net operating loss carryforwards that will begin to expire in 2029, $0.9 million of state credit carryforwards that will begin to expire in 2025, $9.9 million of foreign net operating loss carryforwards that begin to expire in calendar 2024 and $26.2 million of foreign net operating loss carryforwards that do not expire. The Company has placed a valuation allowance of $15.9 million against the deferred tax assets for which a benefit is not more likely than not to be realized, including those for loss and credit carryforwards unlikely to be used before their expiration dates or where the possibility of utilization is remote. The net increase in the total valuation allowance was approximately $6.3 million for the year ended August 31, 2024.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended August 31,
(In millions)	2024	2023	2022
Unrecognized Tax Benefit – Opening Balance	$1.7	$0.4	$1.6
Gross increases – tax positions in prior period	1.8	1.3	—
Gross decreases – tax positions in prior period	—	—	(0.9)
Settlements	—	—	—
Lapse of statute of limitations	(0.4)	—	(0.3)
Unrecognized Tax Benefit – Ending Balance	$3.1	$1.7	$0.4

All unrecognized tax benefits, when recognized, would impact the effective tax rate.

Interest and penalties related to income taxes are classified as a component of Income tax expense. As of August 31, 2024 and 2023, the total amount of accrued interest was $0.8 million and $0.6 million, respectively. Income tax expense for the years ended August 31, 2024, 2023 and 2022 included interest expense (benefit) related to unrecognized tax benefits of $0.2 million, $0.5 million and ($0.3) million, respectively.

The Company has not accrued any penalties on the unrecognized tax benefits and does not anticipate a significant decrease in unrecognized tax benefits during the next twelve months. The Company is subject to taxation in the U.S. and in various states and foreign jurisdictions. The Company is effectively no longer subject to U.S. Federal examination for fiscal years ending before 2016, to state and local examinations before 2015, or to foreign examinations before 2016. The Company currently has ongoing examinations in the U.S., Poland, and Romania.

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

The information in the following tables is derived directly from the segments’ internal financial reports used for corporate management purposes.

For the year ended August 31, 2024:

	Revenue			Earnings (loss) from operations
(In millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$3,013.6	$228.8	$3,242.4	$281.6	$24.9	$306.5
Maintenance Services	298.8	49.7	348.5	27.1	—	27.1
Leasing & Management Services	232.3	1.0	233.3	139.0	0.1	139.1
Eliminations	—	(279.5)	(279.5)	—	(25.0)	(25.0)
Corporate	—	—	—	(123.2)	—	(123.2)
	$3,544.7	$—	$3,544.7	$324.5	$—	$324.5

For the year ended August 31, 2023:

	Revenue			Earnings (loss) from operations
(In millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$3,357.7	$307.1	$3,664.8	$140.9	$28.7	$169.6
Maintenance Services	406.4	36.0	442.4	36.9	—	36.9
Leasing & Management Services	179.9	1.2	181.1	103.3	0.3	103.6
Eliminations	—	(344.3)	(344.3)	—	(29.0)	(29.0)
Corporate	—	—	—	(104.7)	—	(104.7)
	$3,944.0	$—	$3,944.0	$176.4	$—	$176.4

For the year ended August 31, 2022:

	Revenue			Earnings (loss) from operations
(In millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$2,476.6	$191.6	$2,668.2	$97.2	$11.9	$109.1
Maintenance Services	347.7	26.4	374.1	21.7	—	21.7
Leasing & Management Services	153.4	1.9	155.3	108.3	0.1	108.4
Eliminations	—	(219.9)	(219.9)	—	(12.0)	(12.0)
Corporate	—	—	—	(109.2)	—	(109.2)
	$2,977.7	$—	$2,977.7	$118.0	$—	$118.0

	Year Ended August 31,
(In millions)	2024	2023	2022
Assets:
Manufacturing	$1,881.2	$1,847.0	$1,853.9
Maintenance Services	291.2	294.4	284.8
Leasing & Management Services	1,633.6	1,458.1	1,152.2
Unallocated, including cash	448.5	378.9	560.6
	$4,254.5	$3,978.4	$3,851.5
Depreciation and amortization:
Manufacturing	$61.5	$60.3	$61.7
Maintenance Services	10.6	10.5	10.7
Leasing & Management Services	43.5	35.5	29.6
	$115.6	$106.3	$102.0
Capital expenditures:
Manufacturing	$102.8	$71.9	$48.3
Maintenance Services	18.5	17.3	9.2
Leasing & Management Services	277.0	272.9	323.2
	$398.3	$362.1	$380.7

The following table summarizes selected geographic information.

	Year Ended August 31,
(In millions)	2024	2023	2022
Revenue [1]:
U.S.	$2,787.5	$3,235.3	$2,452.1
Foreign	757.2	708.7	525.6
	$3,544.7	$3,944.0	$2,977.7
Assets:
U.S.	$2,775.4	$2,593.4	$2,689.6
Mexico	1,145.3	1,084.3	948.4
Europe	333.8	300.7	213.5
	$4,254.5	$3,978.4	$3,851.5

1 Revenue is presented on the basis of geographic location of customers.

Reconciliation of Earnings from operations to Earnings before income tax and earnings from unconsolidated affiliates:

	Year Ended August 31,
(In millions)	2024	2023	2022
Earnings from operations	$324.5	$176.4	$118.0
Interest and foreign exchange	100.8	85.4	57.4
Earnings before income tax and earnings from unconsolidated affiliates	$223.7	$91.0	$60.6

Note 19 — Customer Concentration

Customer concentration is defined as a single customer that accounts for more than 10% of Consolidated Revenue or Accounts receivable, net. In 2024, revenue from one customer represented 10% of Consolidated Revenue. In 2023, revenue from two customers represented 21% and 10% of Consolidated Revenue. In 2022, revenue from three customers each represented 16%, 12% and 11% of Consolidated Revenue. No other customers accounted for more than 10% of Consolidated Revenue for the years ended August 31, 2024, 2023, or 2022. One customer had a balance that individually equaled or exceeded 10% of Accounts receivable, net, representing 14% of the Consolidated Accounts receivable, net balance at August 31, 2024. No customer had a balance that individually equaled or exceeded 10% of Accounts receivable, net at August 31, 2023.

Note 20 — Lease Commitments

Lessor

Equipment on operating leases is reported net of accumulated depreciation of $93.4 million, $68.0 million and $48.6 million as of August 31, 2024, 2023, and 2022, respectively. Depreciation expense was $36.0 million, $26.0 million and $22.0 million for the years ended August 31, 2024, 2023, and 2022 respectively. In addition, certain railcar equipment leased-in by the Company on operating leases is subleased to customers under non-cancelable operating leases with lease terms ranging from one to ten years. Operating lease rental revenues included in the Company’s Consolidated Statements of Income for the years ended August 31, 2024, 2023, and 2022 was $121.1 million, $91.9 million and $66.8 million respectively, which included $19.9 million, $19.3 million, and $18.1 million respectively, of revenue as a result of daily, monthly or car hire utilization arrangements.

Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases as of August 31, 2024, will mature as follows:

(In millions)
2025	$102.9
2026	93.3
2027	83.4
2028	65.5
2029	48.5
Thereafter	112.7
$506.3

Lessee

The Company leases railcars, real estate, and certain equipment under operating and, to a lesser extent, finance lease arrangements. As of and for the years ended August 31, 2024, 2023, and 2022, finance leases were not a material component of the Company's lease portfolio. The Company’s real estate and equipment leases have remaining lease terms ranging from less than one year to 74 years, with some including options to extend up to 7 years. The Company recognizes a lease liability and corresponding ROU asset based on the present value of lease payments. To determine the present value of lease payments, as most of its leases do not provide a readily determinable implicit rate, the Company’s incremental borrowing rate is used to discount the lease payments based on information available at the lease commencement date. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when estimating its incremental borrowing rate.

The components of operating lease costs were as follows:

	For the Year Ended August 31,
(In millions)	2024	2023	2022
Operating lease expense	$17.3	$13.6	$10.7
Short-term lease expense	7.9	9.3	6.0
Total	$25.2	$22.9	$16.7

Aggregate minimum future amounts payable under operating leases having initial or remaining non-cancelable terms as of August 31, 2024 will mature as follows:

(In millions)
2025	$14.6
2026	13.5
2027	10.7
2028	9.8
2029	8.0
Thereafter	16.3
Total lease payments	$72.9
Less: Imputed interest	(6.9)
Total lease obligations	$66.0

The table below presents additional information related to the Company’s operating leases as of August 31, 2024:

Weighted average remaining lease term	10.77 years
Weighted average discount rate	2.8%

Supplemental cash flow information related to leases were as follows:

(In millions)	For the Year Ended August 31, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$17.1
ROU assets obtained in exchange for new operating lease liabilities	$8.6

Note 21 — Commitments and Contingencies

Portland Harbor Superfund Site

The Company’s former Portland, Oregon manufacturing facility (the Portland Property) is located adjacent to the Willamette River. In December 2000, the U.S. Environmental Protection Agency (EPA) classified portions of the Willamette River bed known as the Portland Harbor, including the portion fronting the Portland Property, as a federal "National Priority List" or "Superfund" site due to sediment contamination (the Portland Harbor Site). The Company and more than 140 other parties have received a "General Notice" of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. Ten private and public entities, including the Company (the Lower Willamette Group or LWG), signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities did not sign such consent, but nevertheless contributed financially to the effort. The EPA-mandated RI/FS was produced by the LWG and cost over $110 million during a 17-year period. The Company bore a percentage of the total costs incurred by the LWG in connection with the investigation. The Company’s aggregate expenditure during the 17-year period was not material. Some or all of any such outlay may be recoverable from other responsible parties. The EPA issued its Record of Decision (ROD) for the Portland Harbor Site on January 6, 2017 and accordingly on October 26, 2017, the AOC was terminated.

Separate from the process described above, which focused on the type of remediation to be performed at the Portland Harbor Site and the schedule for such remediation, approximately 100 parties, including the State of Oregon and the federal government, are participating in a non-judicial, mediated allocation process to try to allocate costs associated with remediation of the Portland Harbor Site. The Company will continue to participate in the allocation process. Approximately 110 additional parties signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc. et al, U.S. District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has been stayed by the court until January 14, 2025.

The EPA's January 6, 2017 ROD identifies a clean-up remedy that the EPA estimates will take 13 years of active remediation, followed by 30 years of monitoring with an estimated undiscounted cost of $1.7 billion. The EPA typically expects its cost estimates to be accurate within a range of -30% to +50%, but this ROD states that changes in costs are likely to occur. The EPA has identified several work areas within the ROD cleanup area. One of the units, RM9W, includes the nearshore area of the river sediments offshore and downstream of the Portland Property. It also includes a portion of the Portland Property's riverbank. The ROD does not break down total remediation costs by Sediment Decision Unit. The EPA requested that potentially responsible parties enter AOCs during 2019 agreeing to conduct remedial design studies. Some parties have signed AOCs, including one party with respect to RM9W. The Company has not signed an AOC in connection with remedial design, but is assisting in funding a portion of the RM9W remedial design.

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

As of August 31, 2024, the Company had outstanding letters of credit aggregating to $5.9 million associated with performance guarantees, facility leases and workers compensation insurance.

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

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2024 are:

(In millions)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$24.0	$—	$24.0	$—
Nonqualified savings plan investments	54.5	54.5	—	—
Cash equivalents	195.3	195.3	—	—
	$273.8	$249.8	$24.0	$—
Liabilities:
Derivative financial instruments	$1.4	$—	$1.4	$—
			0

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2023 are:

(In millions)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$37.9	$—	$37.9	$—
Nonqualified savings plan investments	47.7	47.7	—	—
Cash equivalents	51.2	51.2	—	—
	$136.8	$98.9	$37.9	$—
Liabilities:
Derivative financial instruments	$0.2	$—	$0.2	$—

1 Level 2 assets include derivative financial instruments which are valued based on significant observable inputs. See Note 13 - Derivative Instruments for further discussion.

Note 23 – Fair Value of Financial Instruments

The estimated fair values of financial instruments and the methods and assumptions used to estimate such fair values are as follows:

(In millions)	Carrying Amount [1]	Estimated Fair Value (Level 2)
Notes payable as of August 31, 2024	$1,417.6	$1,442.1
Notes payable as of August 31, 2023	$1,328.1	$1,314.3

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Management, under the oversight of the Audit Committee, conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of August 31, 2024.

As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, we identified a material weakness in internal control over financial reporting as the Company did not effectively design and maintain controls over information technology (IT) general controls in one IT environment in our primary North America manufacturing businesses that are relevant to the preparation of our Consolidated Financial Statements. We did not (i) maintain change management controls to ensure configuration data changes affecting the IT application were appropriate (ii) design and maintain program development controls to ensure the data migration, program testing and approval of new software development was aligned with business and IT requirements and (iii) maintain user access controls to ensure segregation of duties in our financial application. The control deficiencies resulted from incomplete risk assessment, inadequate training of personnel and ineffective control activities related primarily to the implementation of a new ERP system in our primary North America manufacturing businesses. As a result, process level automated controls that are dependent on the affected IT environment and manual controls that rely on system-generated data or reports from the affected IT environment were ineffective because they could have been adversely impacted.

During fiscal year 2024, the Company’s management designed and implemented corrective actions to remediate the control deficiencies that contributed to the material weakness. The remediation actions included:

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

During the quarter ended August 31, 2024 we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weakness has been remediated as of August 31, 2024.

Our independent registered public accounting firm, KPMG LLP, who audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, independently assessed the effectiveness of our internal control over financial reporting. Their attestation report is included at the end of Part II, Item 9A of this Form 10-K.

Changes in Internal Control Over Financial Reporting

Except for the changes in connection with our implementation of the remediation plan discussed above, there have been no other changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Opinion on Internal Control Over Financial Reporting

We have audited The Greenbrier Companies, Inc. and subsidiaries' (the Company) internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2024 and August 31, 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended August 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated October 24, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Portland, Oregon
October 24, 2024

Item 9B. OTHER INFORMATION

Trading Plan Arrangements

During the three months ended August 31, 2024 the following officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, as follows:

On July 18, 2024, William Krueger, Senior Vice President, Chief Operations Officer, The Americas, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 10,892 shares of our common stock acquired by Mr. Krueger pursuant to our Stock Incentive Plan, and an additional number of shares that will be acquired upon the vesting of restricted stock units and performance based restricted stock units that is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied and the number of shares of our common stock withheld or sold to pay taxes at the time of settlement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement will be November 1, 2024, and subsequent sales under the trading arrangement may occur on a regular basis for the duration of the trading arrangement until November 3, 2025, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended August 31, 2024.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be included under the captions “Board Composition”, “Board Committees, Meetings and Charters” and “Our Code of Business Conduct and Ethics and FCPA Compliance” in our definitive Proxy Statement on Schedule 14A for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the year ended August 31, 2024 (as amended, updated, supplemented, or restated, “2025 Proxy Statement”) and is incorporated herein by reference. Information required by this item regarding the executive officers of the Company and family relationships is included under the caption “Information about our Executive Officers” in Part I of this 10-K and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be included under the caption “Fiscal 2024 Executive Compensation”, “Compensation Committee Report”, “2024 Non-Employee Director Compensation” and “Risk Oversight” in the 2025 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this item will be included under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2025 Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions “Related Person Transactions” and “Board Independence” in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Portland, OR, Auditor Firm ID: 185.

The information required by this item will be included under the caption “Ratification of Appointment of Independent Auditors” in the 2025 Proxy Statement and is incorporated herein by reference.

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

(a)	(3)	The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

	3.1	Registrant’s Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed April 5, 2006.

	3.2	Articles of Merger amending the Registrant’s Articles of Incorporation are incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q filed April 5, 2006.

	3.3	Registrant’s Amended and Restated Bylaws are incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-Q filed April 5, 2024.

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

4.4

First Supplemental Indenture dated June 1, 2021 to the Indenture dated April 20, 2021 between the Registrant and Wells Fargo Bank, National Association, as Trustee, including the Form of Note attached as Exhibit A thereto is incorporated herein by reference to Exhibit 4.5 to the Registrant’s Form 10-Q filed July 9, 2021.

	10.1*	Form of Change of Control Agreement is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed April 4, 2013.

10.2*

The Greenbrier Companies, Inc. Form of Amendment to Change of Control Agreement, approved on May 28, 2013, is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed June 3, 2013.

	10.3*	The Greenbrier Companies, Inc. 2021 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.1 to Registrant's Form S-8 filed January 6, 2021.

	10.4*	Stock Incentive Grant Program for Non-Employee Directors under the 2021 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.7 of the Registrant’s Form 10-K filed October 25, 2023.

10.5*	Mandatory Clawback Policy is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Form 10-K filed October 25, 2023.

10.6*

The Greenbrier Companies, Inc. 2017 Amended and Restated Stock Incentive Plan is incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed November 14, 2017.

10.7*

The Greenbrier Companies, Inc. Nonqualified Deferred Compensation Plan 2018 Amendment and Restatement of the Basic Plan Document is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed June 29, 2018.

10.8*

The Greenbrier Companies Nonqualified Deferred Compensation Plan 2018 Amendment and Restatement of the Adoption Agreement is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed June 29, 2018.

10.9*

Updated Rabbi Trust Agreements, dated October 1, 2012, related to The Greenbrier Companies, Inc. Nonqualified Deferred Compensation Plan, are incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed January 9, 2013.

10.10*

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

10.13*

Amended and Restated The Greenbrier Companies, Inc. Employee Stock Purchase Plan, as amended and restated effective January 5, 2024, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 5, 2024.

10.14*

Consulting Services Agreement between Greenbrier Leasing Company LLC and Charles J. Swindells dated January 7, 2016 is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed April 5, 2016.

10.15

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

10.16

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

10.17

Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of August 27, 2021, by and among The Greenbrier Companies, Inc., the guarantors and lenders party thereto, and Bank of America, N.A., as Administrative Agent is incorporated herein by reference to Exhibit 10.28 to the Registrant’s Form 10-K filed October 26, 2021.

10.18

Fourth Amended and Restated Security Agreement, dated as of September 26, 2018, by and among The Greenbrier Companies, Inc., and the other parties identified as Debtors therein, in favor of Bank of America, N.A., as Administrative Agent is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-K filed October 26, 2018.

10.19

Fourth Amended and Restated Pledge Agreement, dated as of September 26, 2018, by and among The Greenbrier Companies, Inc., and the other parties identified as Debtors therein, in favor of Bank of America, N.A., as Administrative Agent is incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-K filed October 26, 2018.

10.20

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

10.21

First Amendment to Amended and Restated Credit Agreement, dated as of August 27, 2021, by and among Greenbrier Leasing Company LLC, an Oregon limited liability company, lenders party thereto, and Bank of America, N.A., as Administrative Agent is incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K filed October 26, 2021.

10.22

Amended and Restated Security Agreement, dated as of September 26, 2018, by and between Greenbrier Leasing Company LLC, an Oregon limited liability company, in favor of Bank of America, N.A., as Administrative Agent is incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K filed October 26, 2018.

10.23

Asset Purchase Agreement, dated as of April 17, 2019, by and among The Greenbrier Companies, Inc., GBXL, LLC, and American Railcar Industries, Inc., is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed April 18, 2019.

10.24

Second Amendment to Amended and Restated Credit Agreement, dated as of July 29, 2022, by and among Greenbrier Leasing Company LLC, an Oregon limited liability company, lenders party thereto, and Bank of America, N.A., as Administrative Agent is incorporated herein by reference to Exhibit 10.37 to the Registrant's Form 10-K filed on October 31, 2022.

10.25

Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of July 29, 2022, by and among The Greenbrier Companies, Inc., the guarantors and lenders party thereto, and Bank of America, N.A., as Administrative Agent is incorporated herein by reference to Exhibit 10.38 to the Registrant's Form 10-K filed on October 31, 2022.

10.26

Master Indenture dated February 9, 2022 between GBX Leasing 2022-1 LLC and U.S. Bank Trust Company, National Association as indenture trustee and U.S. Bank National Association, as securities intermediary is incorporated herein by reference to Exhibit 10.37 to the Registrant's Form 10-Q filed on April 6, 2022. [Portions omitted]**

10.27

Series 2022-1 Supplement dated February 9, 2022 between GBX Leasing 2022-1 LLC and U.S. Bank National Association, as Indenture Trustee (including Forms of Note attached as Exhibit A and Exhibit B thereto) is incorporated herein by reference to Exhibit 10.38 to the Registrant's Form 10-Q filed on April 6, 2022. [Portions omitted]**

10.28

Amendment No. 2 to Warehouse Loan Agreement dated August 26, 2022 by and among GBXL I, LLC, as borrower, Bank of America N.A. as a lender and as agent and Credit Agricole Corporate and Investment Bank, as lender is incorporated herein by reference to Exhibit 10.43 to the Registrant's Form 10-K filed on October 31, 2022.

10.29

Fourth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of March 13, 2023, by and among The Greenbrier Companies, Inc., the guarantors and lenders party thereto, and Bank of America, N.A., as Administrative Agent is incorporated herein by reference to Exhibit 10.43 to the Registrant's Form 10-Q filed on April 10, 2023.

10.30

Amendment No. 3 to Warehouse Loan Agreement dated June 16, 2023, by and among GBXL I, LLC, as borrower, Bank of America, N.A., as a Lender and agent, Credit Agricole Corporate and Investment Bank, as lender, and Wells Fargo Bank, N.A., as lender is incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on June 29, 2023.

10.31

Series 2023-1 Supplement dated November 20, 2023 between GBX Leasing 2022-1 LLC and U.S. Bank Trust Company, National Association as Indenture Trustee (including Forms of Note attached as Exhibit A and Exhibit B thereto) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on January 5, 2024. [Portions omitted]**

10.32*

Transition and Consulting Agreement between the Registrant and Adrian J. Downes dated April 2, 2024 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on July 8, 2024.

10.33*

Employment Offer Letter between Greenbrier Leasing Company LLC and Michael J. Donfris dated May 8, 2024 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on July 8, 2024.

10.34

Amendment No. 4 to Warehouse Loan Agreement dated January 22, 2024, by and among GBXL I, LLC, as borrower, GBXL I (Canada) Ltd., Wilmington Trust Company, as collateral agent and depositary, Bank of America, N.A., as a Lender and agent, Credit Agricole Corporate and Investment Bank, as lender, and Wells Fargo Bank, N.A., as lender.

10.35

Amendment No. 5 to Warehouse Loan Agreement dated September 6, 2024, by and among GBXL I, LLC, as borrower, GBXL I (Canada) Ltd., Wilmington Trust Company, as collateral agent and depositary, Bank of America, N.A., as a Lender and agent, Credit Agricole Corporate and Investment Bank, as an exiting lender, and Wells Fargo Bank, N.A., as lender. [Portions omitted]**

10.36*	The Greenbrier Companies, Inc. Executive Officers Severance Policy.

10.37*	Overseas Assignment Letter between The Greenbrier Companies, Inc. and William Glenn dated October 16, 2024.

19.1	Policy Regarding Trading in Company Securities.

21.1	List of the subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification pursuant to Rule 13(a) – 14(a).

31.2	Certification pursuant to Rule 13(a) – 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

104	Cover Page Interactive Data File (Formatted as inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan or arrangement

** Certain confidential information contained in this exhibit, marked by brackets, has been omitted because it is both (i) not material and (ii) is the type that the Registrant treats as private or confidential

Note: For all exhibits incorporated by reference, unless otherwise noted above, the SEC file number is 001-13146.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Dated: October 24, 2024	By: /s/ Lorie L. Tekorius
Lorie L. Tekorius
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Lorie L. Tekorius	October 24, 2024
Lorie L. Tekorius, President,
Chief Executive Officer and Director

/s/ Thomas B. Fargo	October 24, 2024
Thomas B. Fargo, Chair of the Board

/s/ Wanda F. Felton	October 24, 2024
Wanda F. Felton, Director

/s/ Antonio Garza	October 24, 2024
Antonio Garza, Director

/s/ James R. Huffines	October 24, 2024
James R. Huffines, Director

/s/ Graeme A. Jack	October 24, 2024
Graeme A. Jack, Director

/s/ Wendy L. Teramoto	October 24, 2024
Wendy L. Teramoto, Director

/s/ Kelly M. Williams	October 24, 2024
Kelly M. Williams, Director

/s/ Michael J. Donfris	October 24, 2024

Michael J. Donfris, Senior Vice President,

Chief Financial Officer (Principal Financial Officer)

/s/ Matthew J. Meyer	October 24, 2024
Matthew J. Meyer, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)