Form 10-Q
period 2024-11-30
GREENBRIER COMPANIES INC
filed 2025-01-10
CIK 923120

p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2024

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, without par value, outstanding on January 3, 2025 was 31,359,165 shares.

FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements, other than statements of historical fact included in this report, concerning our plans, objectives, goals, strategies, future events, future performance, financing needs, backlog, capital expenditures, plans or intentions relating to business trends and other information referred to under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. We use words such “affect,” “anticipate,” “assume,” “backlog,” “be,” “believe,” “can,” “contingent,” “conclude,” “continue,” “could,” “due to,” “estimate,” “expect,” “future,” “impact,” “intend,” “likely,” “may,” “ongoing,” “opinion,” “optimize,” “plan,” “potential,” “schedule,” “target,” “trend,” “realize,” “result,” “seek,” “strategy,” “will,” “would,” and similar expressions to identify forward-looking statements. Forward-looking statements are not guarantees of future performance.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and important factors include but are not limited to those described in more detail in Part I Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K which are incorporated herein by reference. You should evaluate all forward-looking statements made in this report in the context of these risks, uncertainties and factors. You are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s opinions only as of the date hereof. Except as otherwise required by law, we do not assume any obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

(In millions, except number of shares which are reflected in thousands, unaudited)

	November 30, 2024	August 31, 2024
Assets
Cash and cash equivalents	$300.0	$351.8
Restricted cash	12.9	16.8
Accounts receivable, net	583.0	523.8
Income tax receivable	26.7	45.1
Inventories	753.8	770.9
Leased railcars for syndication	228.1	130.7
Equipment on operating leases, net	1,234.1	1,243.5
Property, plant and equipment, net	695.5	711.7
Investment in unconsolidated affiliates	83.9	87.3
Intangibles and other assets, net	242.1	244.4
Goodwill	127.4	128.5
	$4,287.5	$4,254.5
Liabilities and Equity
Revolving notes	$444.9	$351.6
Accounts payable and accrued liabilities	653.1	731.4
Deferred income taxes	131.4	130.1
Deferred revenue	45.5	58.9
Notes payable, net	1,394.5	1,404.2

Commitments and contingencies (Note 14)

Contingently redeemable noncontrolling interest	43.1	41.7

Equity
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 31,359 and 31,135 shares outstanding at November 30, 2024 and August 31, 2024	—	—
Additional paid-in capital	373.8	375.1
Retained earnings	1,080.5	1,035.0
Accumulated other comprehensive loss	(41.6)	(34.0)
Total equity – Greenbrier	1,412.7	1,376.1
Noncontrolling interest	162.3	160.5
Total equity	1,575.0	1,536.6
	$4,287.5	$4,254.5

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Income

(In millions, except number of shares which are reflected in thousands and per share amounts, unaudited)

	Three months ended November 30,
	2024	2023
Revenue
Manufacturing	$820.4	$759.7
Leasing & Fleet Management	55.5	49.1
	875.9	808.8
Cost of revenue
Manufacturing	680.4	672.5
Leasing & Fleet Management	21.9	15.0
	702.3	687.5
Margin	173.6	121.3
Selling and administrative expense	62.0	56.3
Net (gain) loss on disposition of equipment	(0.2)	0.1
Earnings from operations	111.8	64.9
Interest and foreign exchange	23.4	23.2
Earnings before income tax and earnings from unconsolidated affiliates	88.4	41.7
Income tax expense	(33.4)	(10.0)
Earnings before earnings from unconsolidated affiliates	55.0	31.7
Earnings from unconsolidated affiliates	4.1	1.5
Net earnings	59.1	33.2
Net earnings attributable to noncontrolling interest	(3.8)	(2.0)
Net earnings attributable to Greenbrier	$55.3	$31.2
Basic earnings per common share	$1.77	$1.00
Diluted earnings per common share	$1.72	$0.96
Weighted average common shares:
Basic	31,246	31,025
Diluted	32,223	32,782

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Comprehensive Income

(In millions, unaudited)

	Three months ended November 30,
	2024	2023
Net earnings	$59.1	$33.2

Other comprehensive income (loss)
Translation adjustment	(11.3)	—
Reclassification of derivative financial instruments recognized in net earnings[1]	(3.5)	(3.5)
Unrealized gain on derivative financial instruments[2]	7.2	4.3
Other (net of tax effect)	—	0.1
	(7.6)	0.9
Comprehensive income	51.5	34.1
Comprehensive income attributable to noncontrolling interest	(3.8)	(2.0)
Comprehensive income attributable to Greenbrier	$47.7	$32.1

1 Net of tax effect of $0.9 million for the three months ended November 30, 2024 and 2023.

2 Net of tax effect of $(2.0 million) and $(1.0 million) for the three months ended November 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Equity

(In millions, except per share amounts, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2024	31.1	$375.1	$1,035.0	$(34.0)	$1,376.1	$160.5	$1,536.6	$41.7
Net earnings	—	—	55.3	—	55.3	2.4	57.7	1.4
Other comprehensive loss, net	—	—	—	(7.6)	(7.6)	—	(7.6)	—
Noncontrolling interest adjustments	—	—	—	—	—	4.4	4.4	—
Joint venture partner distribution declared	—	—	—	—	—	(5.0)	(5.0)	—
Restricted stock awards (net of cancellations)	0.3	11.3	—	—	11.3	—	11.3	—
Unamortized restricted stock	—	(16.8)	—	—	(16.8)	—	(16.8)	—
Stock based compensation expense	—	4.2	—	—	4.2	—	4.2	—
Cash dividends ($0.30 per share)	—	—	(9.8)	—	(9.8)	—	(9.8)	—
Balance November 30, 2024	31.4	$373.8	$1,080.5	$(41.6)	$1,412.7	$162.3	$1,575.0	$43.1

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2023	30.9	$364.4	$897.5	$(7.3)	$1,254.6	$155.6	$1,410.2	$55.6
Net earnings	—	—	31.2	—	31.2	1.1	32.3	0.9
Other comprehensive income, net	—	—	—	0.9	0.9	—	0.9	—
Noncontrolling interest adjustments	—	—	—	—	—	0.4	0.4	—
Restricted stock awards (net of cancellations)	0.2	10.4	—	—	10.4	—	10.4	—
Unamortized restricted stock	—	(15.6)	—	—	(15.6)	—	(15.6)	—
Stock based compensation expense	—	3.4	—	—	3.4	—	3.4	—
Repurchase of stock	—	(1.3)	—	—	(1.3)	—	(1.3)	—
Cash dividends ($0.30 per share)	—	—	(9.6)	—	(9.6)	—	(9.6)	—
Balance November 30, 2023	31.1	$361.3	$919.1	$(6.4)	$1,274.0	$157.1	$1,431.1	$56.5

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Cash Flows

(In millions, unaudited)

	Three months ended November 30,
	2024	2023
Cash flows from operating activities
Net earnings	$59.1	$33.2
Adjustments to reconcile net earnings to net cash used in operating activities:
Deferred income taxes	(1.4)	(29.3)
Depreciation and amortization	29.2	26.8
Net (gain) loss on disposition of equipment	(0.2)	0.1
Stock based compensation expense	4.2	3.4
Noncontrolling interest adjustments	4.4	0.4
Other	0.9	0.9
Decrease (increase) in assets:
Accounts receivable, net	(65.3)	72.6
Income tax receivable	18.4	31.7
Inventories	(0.4)	(61.6)
Leased railcars for syndication	(83.3)	(20.0)
Other assets	1.9	4.9
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(20.8)	(103.2)
Deferred revenue	(11.8)	(4.6)
Net cash used in operating activities	(65.1)	(44.7)
Cash flows from investing activities
Proceeds from sales of assets	0.6	0.4
Capital expenditures	(59.1)	(68.3)
Cash distribution from unconsolidated affiliates and other	4.8	0.6
Net cash used in investing activities	(53.7)	(67.3)
Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	122.0	31.0
Proceeds from revolving notes with maturities longer than 90 days	5.0	90.1
Repayments of revolving notes with maturities longer than 90 days	(31.2)	(139.9)
Proceeds from issuance of notes payable	0.2	178.6
Repayments of notes payable	(10.8)	(9.7)
Debt issuance costs	(0.9)	(2.5)
Repurchase of stock	—	(1.3)
Dividends	(10.4)	(10.3)
Cash distribution to joint venture partner	(5.0)	—
Tax payments for net share settlement of restricted stock	(5.5)	(5.2)
Net cash provided by financing activities	63.4	130.8
Effect of exchange rate changes	(0.3)	(0.2)
Increase (decrease) in Cash and cash equivalents and Restricted cash	(55.7)	18.6
Cash and cash equivalents and Restricted cash
Beginning of period	368.6	302.7
End of period	$312.9	$321.3
Balance sheet reconciliation
Cash and cash equivalents	$300.0	$307.3
Restricted cash	12.9	14.0
Total Cash and cash equivalents and Restricted cash as presented above	$312.9	$321.3
Cash paid during the period for
Interest	$17.8	$22.4
Income taxes paid, net	$8.1	$7.9
Non-cash activity
Transfers between Leased railcars for syndication and Inventories and Equipment on operating leases, net	$14.2	$50.7
Capital expenditures accrued in Accounts payable and accrued liabilities	$8.5	$4.5
Change in Accounts payable and accrued liabilities associated with dividends declared	$0.6	$(0.7)

The accompanying notes are an integral part of these financial statements

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries as of November 30, 2024 and for the three months ended November 30, 2024 and 2023 have been prepared to reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. References in this Quarterly Report on Form 10-Q to the “Company,” “Greenbrier,” “we,” “us” and “our” refer to The Greenbrier Companies, Inc. and, where appropriate, its subsidiaries. All references to years refer to the fiscal years ended August 31st unless otherwise noted. The results of operations for the three months ended November 30, 2024 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2025.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these unaudited financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2024.

Effective September 1, 2024, the Company combined the former Maintenance Services and Manufacturing segments into a single reportable segment, Manufacturing. The combined Manufacturing reportable segment reflects a comprehensive production operation that allows the Company to streamline production processes and resources to better serve customers. Separately, the Company renamed the former Leasing & Management Services reportable segment to Leasing & Fleet Management. These changes reflect the realignment of the Company’s organizational structure and reporting regularly provided to the Company’s chief operating decision maker to assess performance and allocate resources. These changes had no impact on the Company’s consolidated results of operations or financial position. Prior period segment results have been recast to reflect the Company’s new reportable segments. See Note 12 - Segment Information to the Condensed Consolidated Financial Statements for additional information on the Company’s reportable segments.

Management Estimates – The preparation of financial statements in conformity with the generally accepted accounting principles (GAAP) in the United States (U.S.) requires judgment on the part of management to arrive at estimates and assumptions on matters that are inherently uncertain. These estimates may affect the amount of assets, liabilities, revenue and expenses reported in the financial statements and accompanying notes and disclosure of contingent assets and liabilities within the financial statements. Estimates and assumptions are periodically evaluated and may be adjusted in future periods. Actual results could differ from those estimates.

Share Repurchase Program – The Board of Directors has authorized the Company to repurchase in aggregate up to $100.0 million of the Company’s common stock. The program may be modified, suspended, or discontinued at any time without prior notice and as of November 30, 2024 had an expiration date of January 31, 2025. Under the share repurchase program, shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. The timing and amount of purchases is based upon market conditions, securities law limitations and other factors.

There were no share repurchases during the three months ended November 30, 2024. During the three months ended November 30, 2023, the Company purchased a total of 38 thousand shares for $1.3 million. As of November 30, 2024, the amount remaining for repurchase under the share repurchase program was $45.1 million.

On January 8, 2025, the Board of Directors authorized the extension of the existing share repurchase program from January 31, 2025 to January 31, 2027 and renewed the amount remaining for repurchase to $100.0 million.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires disclosure of incremental income statement expense information on an annual and interim basis, primarily through enhanced disclosures of specified costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2024-03 will have on its consolidated financial statement disclosures.

Note 2 – Revenue Recognition

Contract balances

Contract assets primarily consist of work completed for railcar maintenance but not billed at the reporting date. Contract liabilities primarily consist of customer prepayments for new railcars and other management-type services, for which the Company has not yet satisfied the related performance obligations.

The contract balances are as follows:

(in millions)	Balance sheet classification	November 30, 2024	August 31, 2024	$ Change
Contract assets	Accounts receivable, net	$4.4	$6.7	$(2.3)
Contract assets	Inventories	$9.8	$10.8	$(1.0)
Contract liabilities (1)	Deferred revenue	$42.2	$54.6	$(12.4)

(1) Contract liabilities balance includes deferred revenue within the scope of Revenue from Contracts with Customers (Topic 606).

For the three months ended November 30, 2024, the Company recognized $12.4 million of revenue that was included in Contract liabilities as of August 31, 2024.

Performance obligations

As of November 30, 2024, the Company has entered into contracts with customers for which revenue has not yet been recognized. The following table outlines estimated revenue related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(in millions)	November 30, 2024
Revenue type:
Manufacturing – Railcar sales	$2,264.7
Manufacturing – Sustainable conversions	$28.4
Fleet management	$144.0
Other	$12.0

Based on current production and delivery schedules and existing contracts, approximately $1.3 billion of Railcar sales are expected to be recognized through 2025 while the remaining amount is expected to be recognized in 2026 and beyond.

Sustainable conversions represent orders to modernize existing railcars and are expected to be recognized in 2025.

Fleet management includes management and maintenance service contracts of which approximately $88.8 million is expected to be recognized through 2029 and the remaining amount is expected to be recognized through 2037.

Note 3 – Inventories

The following table summarizes the Company’s Inventories balance:

(in millions)	November 30, 2024	August 31, 2024
Manufacturing supplies and raw materials	$491.5	$532.6
Work-in-process	129.4	152.0
Finished goods	139.1	92.6
Excess and obsolete adjustment	(6.2)	(6.3)
	$753.8	$770.9

Note 4 – Intangibles and Other Assets, net

The following table summarizes the Company’s identifiable Intangibles and other assets, net balance:

(in millions)	November 30, 2024	August 31, 2024
Intangible assets subject to amortization:
Customer relationships	$87.5	$87.5
Accumulated amortization	(72.8)	(72.1)
Other intangibles	41.8	43.3
Accumulated amortization	(26.7)	(27.2)
	29.8	31.5
Intangible assets not subject to amortization	2.3	2.3
Prepaid and other assets	41.8	51.7
Operating lease right-of-use assets	61.5	65.1
Nonqualified savings plan investments	64.4	54.5
Debt issuance costs, net	5.1	4.8
Assets held for sale	0.3	0.3
Deferred tax assets	36.9	34.2
	$242.1	$244.4

Note 5 – Revolving Notes

Senior secured credit facilities aggregated to $1.3 billion as of November 30, 2024. The Company had an aggregate of $248.7 million available to draw down under credit facilities as of November 30, 2024. This amount consists of $139.5 million available on the North American credit facility, $18.2 million on the European credit facilities and $91.0 million on the Mexican credit facilities.

Nonrecourse credit facilities

GBX Leasing – As of November 30, 2024, a $450.0 million nonrecourse warehouse credit facility existed to support the operations of GBX Leasing. Advances under this facility bear interest at the Secured Overnight Financing Rate (SOFR) plus 1.70%. Interest rate swap agreements cover approximately 85% of the outstanding balance to swap the floating interest rate to a fixed rate. The warehouse credit facility converts to a term loan in September 2027 and matures in September 2029.

Other credit facilities

North America – As of November 30, 2024, a $600.0 million revolving line of credit, maturing August 2026, secured by substantially all the Company’s U.S. assets not otherwise pledged as security for term loans or the warehouse credit facility, existed to provide working capital and interim financing of equipment, principally for the Company’s U.S. and Mexican operations. Advances under this North American credit facility bear interest at SOFR plus 1.50% plus 0.10% as a SOFR adjustment or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

Europe – As of November 30, 2024, lines of credit totaling $74.5 million secured by certain of the Company’s European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.10% to WIBOR plus 1.40% and Euro Interbank Offered Rate (EURIBOR) plus 1.90%, were available for working capital needs of the Company’s European manufacturing operations. The European lines of credit include $31.7 million which is guaranteed by the Company. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from June 2025 through September 2026.

Mexico – As of November 30, 2024, the Company’s Mexican railcar manufacturing operations had lines of credit totaling $166.0 million for working capital needs, $66.0 million of which the Company and its joint venture partner have each guaranteed 50%. Advances under these facilities bear interest at variable rates that range from SOFR plus 2.22% to SOFR plus 4.25%. The Mexican credit facilities have maturities that range from February 2025 through January 2027.

Revolving notes consisted of the following balances:

(in millions)	November 30, 2024	August 31, 2024
Nonrecourse credit facility balances
GBX Leasing	$193.6	$194.9
Other credit facility balances
North America	120.0	—
Europe	56.3	46.7
Mexico	75.0	110.0
Total Revolving notes	$444.9	$351.6

Outstanding commitments under the North American credit facility included letters of credit which totaled $6.6 million and $5.9 million as of November 30, 2024 and August 31, 2024, respectively.

Note 6 – Accounts Payable and Accrued Liabilities

(in millions)	November 30, 2024	August 31, 2024
Trade payables	$301.6	$370.7
Accrued payroll and related liabilities	152.6	170.5
Accrued liabilities and other	113.1	100.4
Operating lease liabilities	62.0	66.0
Accrued warranty	23.8	23.8
	$653.1	$731.4

Note 7 – Warranty Accruals

Warranty accruals are included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. Warranty accrual activity consisted of the following:

	Three months ended November 30,
(in millions)	2024	2023
Balance at beginning of period	$23.8	$25.6
Charged to cost of revenue, net	1.9	3.6
Payments	(1.6)	(5.6)
Currency translation effect	(0.3)	0.4
Balance at end of period	$23.8	$24.0

Note 8 – Notes Payable, net

(In millions)	November 30, 2024	August 31, 2024
Leasing nonrecourse term loans	$785.1	$792.1
Senior term debt	248.1	251.7
2.875% Convertible senior notes, due 2028	373.8	373.8
Other notes payable	3.3	3.3
	$1,410.3	$1,420.9
Debt discount and issuance costs	(15.8)	(16.7)
	$1,394.5	$1,404.2

Leasing nonrecourse term loans include:

•
Nonrecourse senior term debt, which is secured by a pool of leased railcars. The principal balance as of November 30, 2024 was $317.4 million.
•
Asset-backed term notes secured by a portfolio of leased railcars, which includes the term notes issued by GBX Leasing 2022-1 LLC. The principal balance as of November 30, 2024 was $467.7 million.

Note 9 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax effect as appropriate, consisted of the following:

(in millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, August 31, 2024	$15.2	$(47.0)	$(2.2)	$(34.0)
Other comprehensive gain (loss) before reclassifications	7.2	(11.3)	—	(4.1)
Amounts reclassified from Accumulated other comprehensive loss	(3.5)	—	—	(3.5)
Balance, November 30, 2024	$18.9	$(58.3)	$(2.2)	$(41.6)

The amounts reclassified out of Accumulated other comprehensive loss into the Condensed Consolidated Statements of Income, with financial statement caption, were as follows:

	Three months ended November 30,
(in millions)	2024	2023	Financial Statement Caption
Gain on derivative financial instruments:
Foreign exchange contracts	$(0.4)	$(0.1)	Revenue and Cost of revenue
Interest rate swap contracts	(4.0)	(4.3)	Interest and foreign exchange
	(4.4)	(4.4)
	0.9	0.9	Income tax expense
	$(3.5)	$(3.5)

Note 10 – Earnings Per Share

The shares used in the computation of basic and diluted earnings per common share are reconciled as follows:

	Three months ended November 30,
(In thousands)	2024	2023
Weighted average basic common shares outstanding	31,246	31,025
Dilutive effect of 2.875% convertible notes due 2024 (1)	N/A	826
Dilutive effect of 2.875% convertible notes due 2028 (2)	43	—
Dilutive effect of restricted stock units (3)	934	931
Weighted average diluted common shares outstanding	32,223	32,782

(1) The dilutive effect of the 2.875% Convertible notes due 2024 was included for the three months ended November 30, 2023 under the “if converted” method as further discussed below. These notes were retired on February 1, 2024.

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

For the three months ended November 30, 2024 and November 30, 2023, diluted EPS was calculated using the more dilutive of two methods. The first method includes the dilutive effect, using the treasury stock method, associated with restricted stock units and performance based restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved. The second method supplements the first by also including the “if converted” effect of the 2.875% Convertible notes due 2024, during the periods in which they were outstanding, and shares underlying the 2.875% Convertible notes due 2028, when there is a conversion premium. Under the “if converted” method, debt issuance and interest costs, both net of tax, associated with the convertible notes due 2024 are added back to net earnings and the share count is increased by the shares underlying the convertible notes.

	Three months ended November 30,
(in millions, except number of shares which are reflected in thousands, and per share amounts)	2024	2023
Net earnings attributable to Greenbrier	$55.3	$31.2
Weighted average basic common shares outstanding	31,246	31,025
Basic earnings per share	$1.77	$1.00

Net earnings attributable to Greenbrier	$55.3	$31.2
Add back:
Interest and debt issuance costs on the 2.875% convertible notes due 2024, net of tax	—	0.3
Earnings before interest and debt issuance costs on the 2.875% convertible notes due 2024	$55.3	$31.5
Weighted average diluted common shares outstanding	32,223	32,782
Diluted earnings per share	$1.72	$0.96	(1)

(1) Diluted earnings per share was calculated as follows:

Earnings before interest and debt issuance costs on the 2.875% convertible notes due 2024

Weighted average diluted common shares outstanding

Note 11 – Derivative Instruments

Foreign operations give rise to market risks from changes in foreign currency exchange rates. Foreign exchange contracts with established financial institutions are utilized to hedge a portion of that risk. Interest rate swap agreements are used to reduce the impact of changes in interest rates on certain current and probable future debt. The Company’s foreign exchange contracts and interest rate swap agreements are designated as cash flow hedges, and therefore the effective portion of unrealized gains and losses is recorded in Accumulated other comprehensive income.

At November 30, 2024 exchange rates, notional amounts of foreign exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $214.0 million. The fair value of the contracts is included on the Condensed Consolidated Balance Sheets as Accounts payable and accrued liabilities when in a loss position, or as Accounts receivable, net when in a gain position. As the contracts mature at various dates through March 2027, any such gain or loss remaining will be recognized in Manufacturing Revenue or Cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in Accumulated other comprehensive loss would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At November 30, 2024 exchange rates, approximately $1.7 million would be reclassified to Cost of revenue in the next year.

At November 30, 2024, interest rate swap agreements maturing from August 2027 through January 2032 had notional amounts that aggregated to $667.8 million. The fair value of the contracts is included on the Condensed Consolidated Balance Sheets in Accounts payable and accrued liabilities when in a loss position, or in Accounts receivable, net when in a gain position. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from Accumulated other comprehensive loss and charged or credited to interest expense. At November 30, 2024 interest rates, approximately $9.5 million would be credited to interest expense in the next year.

Fair Values of Derivative Instruments

(in millions)

	Asset Derivatives			Liability Derivatives
		November 30, 2024	August 31, 2024		November 30, 2024	August 31, 2024
	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts receivable, net	$3.3	$4.3	Accounts payable and accrued liabilities	$1.1	$0.1
Interest rate swap contracts	Accounts receivable, net	25.5	19.7	Accounts payable and accrued liabilities	—	1.3
		$28.8	$24.0		$1.1	$1.4

The Effect of Derivative Instruments on the Statements of Income

(in millions)

Three months ended November 30, 2024 and 2023

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives three months ended November 30,
		2024	2023
Foreign exchange contracts	Interest and foreign exchange	$(0.1)	$0.2

Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives three months ended November 30,		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income three months ended November 30,		Location of gain (loss) on derivatives (amount excluded from effectiveness testing)	Gain recognized on derivatives (amount excluded from effectiveness testing) three months ended November 30,
	2024	2023		2024	2023		2024	2023
Foreign exchange contracts	$(1.3)	$2.4	Revenue	$0.5	$0.2	Revenue	$0.8	$0.6
Foreign exchange contracts	(0.4)	(0.2)	Cost of revenue	(0.1)	(0.1)	Cost of revenue	—	0.3
Interest rate swap contracts	10.9	3.1	Interest and foreign exchange	4.0	4.3	Interest and foreign exchange	—	—
	$9.2	$5.3		$4.4	$4.4		$0.8	$0.9

The following table presents the amounts in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded and the effects of the cash flow hedge activity on these line items for the three months ended November 30, 2024 and 2023:

	Three months ended November 30,
	2024		2023
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$875.9	$0.5	$808.8	$0.2
Cost of revenue	$702.3	$(0.1)	$687.5	$(0.1)
Interest and foreign exchange	$23.4	$4.0	$23.2	$4.3

Note 12 – Segment Information

The Company operates in two reportable segments: Manufacturing and Leasing & Fleet Management. See Note 1 - Interim Financial Statements to the Condensed Consolidated Financial Statements for additional information on the change in the Company’s reportable segments effective September 1, 2024. Prior period segment results have been recast to reflect the Company’s new reportable segments.

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

The information in the following tables is derived directly from the segments’ internal financial reports used for corporate management purposes.

For the three months ended November 30, 2024:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$820.4	$2.8	$823.2	$116.1	$—	$116.1
Leasing & Fleet Management	55.5	0.2	55.7	26.7	—	26.7
Eliminations	—	(3.0)	(3.0)	—	—	—
Corporate	—	—	—	(31.0)	—	(31.0)
	$875.9	$—	$875.9	$111.8	$—	$111.8

For the three months ended November 30, 2023:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$759.7	$58.7	$818.4	$64.9	$4.7	$69.6
Leasing & Fleet Management	49.1	0.2	49.3	26.3	—	26.3
Eliminations	—	(58.9)	(58.9)	—	(4.7)	(4.7)
Corporate	—	—	—	(26.3)	—	(26.3)
	$808.8	$—	$808.8	$64.9	$—	$64.9

	Total assets
(in millions)	November 30, 2024	August 31, 2024
Manufacturing	$2,134.7	$2,172.4
Leasing & Fleet Management	1,775.3	1,633.6
Unallocated, including cash	377.5	448.5
	$4,287.5	$4,254.5

Reconciliation of Earnings from operations to Earnings before income tax and earnings from unconsolidated affiliates:

	Three months ended November 30,
(in millions)	2024	2023
Earnings from operations	$111.8	$64.9
Interest and foreign exchange	23.4	23.2
Earnings before income tax and earnings from unconsolidated affiliates	$88.4	$41.7

Note 13 – Leases

Lessor

Equipment on operating leases is reported net of accumulated depreciation of $101.8 million and $93.4 million as of November 30, 2024 and August 31, 2024, respectively. Depreciation expense was $8.6 million for the three months ended November 30, 2024 and $7.8 million for the three months ended November 30, 2023. In addition, certain railcar equipment leased-in by the Company on operating leases is subleased to customers under non-cancelable operating leases with lease terms ranging from one to approximately twelve years. Operating lease rental revenues included in the Company’s Condensed Consolidated Statements of Income for the three months ended November 30, 2024 was $32.0 million, which included $4.3 million of revenue as a result of daily, monthly or car hire utilization arrangements. Operating lease rental revenues included in the Company’s Condensed Consolidated Statements of Income for the three months ended November 30, 2023 was $27.7 million, which included $5.4 million of revenue as a result of daily, monthly or car hire utilization arrangements.

Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases at November 30, 2024, will mature as follows:

(in millions)
Remaining nine months of 2025	$79.3
2026	95.8
2027	85.1
2028	67.2
2029	50.2
Thereafter	90.3
$467.9

Lessee

The Company leases railcars, real estate, and certain equipment under operating and, to a lesser extent, finance lease arrangements. As of and for the three months ended November 30, 2024 and 2023, finance leases were not a material component of the Company's lease portfolio. The Company’s real estate and equipment leases have remaining lease terms ranging from less than one year to 74 years, with some including options to extend up to 6 years. The Company recognizes a lease liability and corresponding right-of-use (ROU) asset based on the present value of lease payments. To determine the present value of lease payments, as most of its leases do not provide a readily determinable implicit rate, the Company’s incremental borrowing rate is used to discount the lease payments based on information available at each lease commencement date. The Company considers its recent debt issuances as well as publicly available data for instruments with similar characteristics when estimating its incremental borrowing rate.

The components of operating lease costs were as follows:

	Three months ended November 30,
(in millions)	2024	2023
Operating lease expense	$4.3	$4.2
Short-term lease expense	1.5	1.7
Total	$5.8	$5.9

Aggregate minimum future amounts payable under operating leases having initial or remaining non-cancelable terms at November 30, 2024, will mature as follows:

(in millions)
Remaining nine months of 2025	$10.4
2026	13.5
2027	10.7
2028	9.7
2029	7.9
Thereafter	15.8
Total lease payments	$68.0
Less: Imputed interest	(6.0)
Total lease obligations	$62.0

The table below presents additional information related to the Company’s leases:

Weighted average remaining lease term (years):
Operating leases	10.5

Weighted average discount rate:
Operating leases	2.8%

Supplemental cash flow information related to leases were as follows:

(in millions)	Three months ended November 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4.2
ROU assets obtained in exchange for new operating lease liabilities	$0.2

Note 14 – Commitments and Contingencies

Portland Harbor Superfund Site

The Company’s former Portland, Oregon manufacturing facility (the Portland Property) is located adjacent to the Willamette River. In December 2000, the U.S. Environmental Protection Agency (EPA) classified portions of the Willamette River bed known as the Portland Harbor, including the portion fronting the Portland Property, as a federal "National Priority List" or "Superfund" site due to sediment contamination (the Portland Harbor Site). The Company and more than 140 other parties have received a "General Notice" of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. Ten private and public entities, including the Company (the Lower Willamette Group or LWG), signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Site under EPA oversight, and several additional entities did not sign such consent, but nevertheless contributed financially to the effort. The EPA-mandated RI/FS was produced by the LWG and cost over $110 million during a 17-year period. The Company bore a percentage of the total costs incurred by the LWG in connection with the investigation. The Company’s aggregate expenditure during the 17-year period was not material. Some or all of any such outlay may be recoverable from other responsible parties. The EPA issued its Record of Decision (ROD) for the Portland Harbor Site on January 6, 2017 and accordingly on October 26, 2017, the AOC was terminated. The ROD does not address responsibility for the costs of remediation/cleanup, nor does it allocate such costs among the potentially responsible parties.

The EPA's January 6, 2017 ROD identifies a cleanup remedy that the EPA estimates will take 13 years of active remediation, followed by 30 years of monitoring with an estimated undiscounted cost of $1.7 billion. The EPA typically expects its cost estimates to be accurate within a range of -30% to +50%, but this ROD states that changes in costs are likely to occur. The EPA has identified several so-called “Sediment Decision Units” within the ROD cleanup area. One of the units, RM9W, includes the nearshore area of the river sediments offshore and downstream of the Portland Property. It also includes a portion of the Portland Property's riverbank. The ROD does not break down total remediation costs by Sediment Decision Unit. The EPA requested that potentially responsible parties enter AOCs during 2019 agreeing to conduct remedial design studies. Some parties have signed AOCs, including one party with respect to RM9W which includes the area offshore of the Portland Property. The Company has not signed an AOC in connection with remedial design, but is assisting in funding a portion of the RM9W remedial design.

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

On November 20, 2024, the Company, as part of a group of about 60 recipients, received a “Special Notice” letter (“SNL”) from the EPA. The EPA routinely sends SNLs when it is ready to formally start negotiations with potentially responsible parties in an effort to reach a settlement to conduct or finance the remedial action. Such letters trigger the start of an enforcement moratorium during which time the EPA agrees not to unilaterally order any potentially responsible parties to conduct the remediation. Under this process, if settlement is reached, the settlement terms will normally be set out in a consent decree that is lodged in federal court. The terms of the SNL that the Company received are confidential. The EPA has publicly stated that it issued the SNL because it wants a seamless transition from the remedial-design phase to the remediation-implementation phase, that more potentially responsible parties may receive such a letter, and that the agency expects the settlement negotiations to take up to two years.

Based on the investigations to date, the Company believes that it did not contribute in any material way to contaminants of concern in the river sediments or the damage of natural resources in the Portland Harbor Site and that the damage at RM9W precedes the Company’s ownership of the Portland Property.

Because environmental investigations and remedial-design work are still underway, the allocation process is ongoing, and formal settlement negotiations with the EPA have only just begun and involve a large group of parties, sufficient information is currently not available to determine the Company’s liability, if any, for the cost of any required remediation or restoration of the Portland Harbor Site or to estimate a range of potential loss. Based on the results of the pending investigations and future assessments of natural resource damages, the Company may be required to incur costs associated with additional phases of investigation or remedial action, and may be liable for damages to natural resources.

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

As of November 30, 2024, the Company had outstanding letters of credit aggregating to $6.6 million associated with performance guarantees, facility leases and workers compensation insurance.

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

Assets and liabilities measured at fair value on a recurring basis as of November 30, 2024 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$28.8	$—	$28.8	$—
Nonqualified savings plan investments	64.4	64.4	—	—
Cash equivalents	151.2	151.2	—	—
	$244.4	$215.6	$28.8	$—
Liabilities:
Derivative financial instruments	$1.1	$—	$1.1	$—

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2024 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$24.0	$—	$24.0	$—
Nonqualified savings plan investments	54.5	54.5	—	—
Cash equivalents	195.3	195.3	—	—
	$273.8	$249.8	$24.0	$—
Liabilities:
Derivative financial instruments	$1.4	$—	$1.4	$—

(1)
Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 11 - Derivative Instruments to the Condensed Consolidated Financial Statements for further discussion.

Note 16 – Related Party Transactions

The Company has a 41.9% interest in Axis, LLC (Axis), a joint venture. The Company purchased $3.1 million and $2.3 million of railcar components from Axis for the three months ended November 30, 2024 and 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in two reportable segments: Manufacturing and Leasing & Fleet Management. Our segments are operationally integrated. The Manufacturing segment, which currently operates from facilities in the U.S., Mexico, Poland and Romania, produces freight railcars, tank cars, intermodal railcars, automotive railcar products, sustainable conversions, and a variety of parts for the rail industry. We also perform railcar maintenance, which includes wheel and axle servicing. The Leasing & Fleet Management segment owns approximately 16,700 railcars as of November 30, 2024. We also provide fleet management for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America.

We continue to execute on our multi-year strategy. Overall, demand in the marketplace is steady for our products and services. We delivered strong results for the three months ended November 30, 2024, which included the following:

•
Revenue increased $67.1 million and 8.3% compared to the same period last year driven by higher railcar deliveries.
•
Margin percentage was 19.8%, our highest percentage in over seven years. This represents a 4.8% improvement compared to the same period last year. The increase was driven by operating efficiencies and a favorable product mix in our Manufacturing segment.
•
Earnings from operations was $111.8 million, which represented an increase of 72.3% compared to the same period last year. The increase was attributed to the higher Revenue and Margin percentage described above.

We believe our results highlight our continued focus on our strategic plan and we remain focused on increasing recurring revenue, expanding our aggregate gross margin, and raising our return on invested capital. Recurring revenue is defined as Leasing & Fleet Management revenue excluding the impact of syndication transactions.

Our railcar backlog was 23,400 units with an estimated value of $3.0 billion as of November 30, 2024, with deliveries extending into 2026 and beyond. Our backlog includes approximately $660 million of railcars intended for syndication which are supported by lease agreements with external customers and may be syndicated to third parties or held in our lease fleet depending on a variety of factors. Approximately 2% of backlog units and estimated backlog value as of November 30, 2024 was associated with our Brazilian manufacturing operations which is accounted for under the equity method.

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

Effective September 1, 2024, we combined our former Maintenance Services and Manufacturing segments into a single reportable segment, Manufacturing. The combined Manufacturing reportable segment reflects a comprehensive production operation that allows us to streamline production processes and resources to better serve our customers. Separately, we renamed the former Leasing & Management Services reportable segment to Leasing & Fleet Management. These changes reflect the realignment of our organizational structure and reporting regularly provided to our chief operating decision maker to assess performance and allocate resources. These changes had no impact on our consolidated results of operations or financial position. Prior period segment results have been recast to reflect our new reportable segments. See Note 12 - Segment Information to the Condensed Consolidated Financial Statements for additional information for additional information on our reportable segments.

As described in Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2024 the items described therein may have a material negative impact on our business, liquidity, results of operations and stock price. Beyond these general observations, we are unable to predict when, how, or with what magnitude these items will impact our business.

Three Months Ended November 30, 2024 Compared to the Three Months Ended November 30, 2023

Overview

Revenue, Cost of revenue, Margin and Earnings from operations presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three months ended November 30,
(in millions, except per share amounts)	2024	2023
Revenue
Manufacturing	$820.4	$759.7
Leasing & Fleet Management	55.5	49.1
	875.9	808.8
Cost of revenue
Manufacturing	680.4	672.5
Leasing & Fleet Management	21.9	15.0
	702.3	687.5
Margin
Manufacturing	140.0	87.2
Leasing & Fleet Management	33.6	34.1
	173.6	121.3
Selling and administrative expense	62.0	56.3
Net (gain) loss on disposition of equipment	(0.2)	0.1
Earnings from operations	111.8	64.9
Interest and foreign exchange	23.4	23.2
Earnings before income tax and earnings from unconsolidated affiliates	88.4	41.7
Income tax expense	(33.4)	(10.0)
Earnings before earnings from unconsolidated affiliates	55.0	31.7
Earnings from unconsolidated affiliates	4.1	1.5
Net earnings	59.1	33.2
Net earnings attributable to noncontrolling interest	(3.8)	(2.0)
Net earnings attributable to Greenbrier	$55.3	$31.2
Diluted earnings per common share	$1.72	$0.96

Performance for our segments is evaluated based on Earnings from operations. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Three months ended November 30,
(in millions)	2024	2023
Earnings (loss) from operations:
Manufacturing	$116.1	$64.9
Leasing & Fleet Management	26.7	26.3
Corporate	(31.0)	(26.3)
	$111.8	$64.9

Consolidated Results

	Three months ended November 30,
(in millions)	2024	2023	Increase (Decrease)	% Change
Revenue	$875.9	$808.8	$67.1	8.3%
Cost of revenue	$702.3	$687.5	$14.8	2.2%
Margin (%)	19.8%	15.0%	4.8%	*
Net earnings attributable to Greenbrier	$55.3	$31.2	$24.1	77.2%

* Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our reportable segments, which have various selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our financial results.

Revenue increased 8.3% for the three months ended November 30, 2024 as compared to the three months ended November 30, 2023 primarily due to a 7.7% increase in railcar deliveries in the Manufacturing segment.

Cost of revenue increased 2.2% for the three months ended November 30, 2024 as compared to the three months ended November 30, 2023 primarily due to a 7.7% increase in railcar deliveries partially offset by operating efficiencies in the Manufacturing segment. The increase was also due to higher costs in the Leasing & Fleet Management segment from a greater volume of railcars sold that we purchased from third parties and a larger fleet during the three months ended November 30, 2024.

Margin percentage increased 4.8% for the three months ended November 30, 2024 compared to the three months ended November 30, 2023 primarily due to operating efficiencies and a favorable product mix within our Manufacturing segment. This was partially offset by a 9.0% decrease in Leasing & Fleet Management Margin percentage for the three months ended November 30, 2024 from lower syndication activity and higher sales of railcars that we purchased from third parties which have lower margin percentages.

Net earnings attributable to Greenbrier increased $24.1 million for the three months ended November 30, 2024 as compared to the three months ended November 30, 2023 primarily due to:

•
$52.3 million increase in Margin primarily due to a 7.7% increase in railcar deliveries, operating efficiencies and a favorable product mix within our Manufacturing segment for the three months ended November 30, 2024.

This was partially offset by the following:

•
$23.4 million increase in Income tax expense associated with higher pre-tax earnings and a higher effective tax rate for the three months ended November 30, 2024 due to the net unfavorable discrete impact of our U.S. Dollar denominated foreign operations.
•
$5.7 million increase in Selling and administrative expense primarily attributed to higher employee related costs for the three months ended November 30, 2024.

Manufacturing Segment

	Three months ended November 30,
(In millions, except railcar deliveries)	2024	2023	Increase (Decrease)	% Change
Revenue	$820.4	$759.7	$60.7	8.0%
Cost of revenue	$680.4	$672.5	$7.9	1.2%
Margin (%)	17.1%	11.5%	5.6%	*
Earnings from operations ($)	$116.1	$64.9	$51.2	78.9%
Earnings from operations (%)	14.2%	8.5%	5.7%	*
Deliveries	5,600	5,200	400	7.7%

* Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of railcar products, components and the conversion of existing or in-service railcars. Manufacturing also generates revenue by providing railcar maintenance services.

Manufacturing Revenue increased $60.7 million or 8.0% for the three months ended November 30, 2024 compared to the three months ended November 30, 2023 primarily due to a 7.7% increase in railcar deliveries.

Manufacturing Cost of revenue increased $7.9 million or 1.2% for the three months ended November 30, 2024 compared to the three months ended November 30, 2023. The increase was primarily attributed to a 7.7% increase in railcar deliveries partially offset by operating efficiencies during the three months ended November 30, 2024.

Manufacturing Margin percentage increased 5.6% for the three months ended November 30, 2024 compared to the three months ended November 30, 2023. The increase was primarily attributed to operating efficiencies and a favorable product mix during the three months ended November 30, 2024.

Manufacturing Earnings from operations increased $51.2 million for the three months ended November 30, 2024 compared to the three months ended November 30, 2023. The increase was primarily attributed to a 7.7% increase in railcar deliveries, operating efficiencies and a favorable product mix during the three months ended November 30, 2024.

Leasing & Fleet Management Segment

	Three months ended November 30,
(in millions)	2024	2023	Increase (Decrease)	% Change
Revenue	$55.5	$49.1	$6.4	13.0%
Cost of revenue	$21.9	$15.0	$6.9	46.0%
Margin (%)	60.5%	69.5%	(9.0%)	*
Earnings from operations ($)	$26.7	$26.3	$0.4	1.5%
Earnings from operations (%)	48.1%	53.6%	(5.5%)	*

* Not meaningful

The Leasing & Fleet Management segment generates revenue from leasing railcars from our lease fleet, providing various fleet management, syndication activity associated with leases attached to new railcar sales, interim rent on leased railcars for syndication and the sale of railcars purchased from third parties with the intent to resell.

Leasing & Fleet Management Revenue increased $6.4 million or 13.0% for the three months ended November 30, 2024 compared to the three months ended November 30, 2023. The increase was primarily attributed to an increase of $6.6 million in rents associated with a larger fleet and improved lease rates and $6.0 million increase in the sale of railcars which we had purchased from third parties with the intent to resell during the three months ended November 30, 2024. These were partially offset by lower syndication activity during the three months ended November 30, 2024.

Leasing & Fleet Management Cost of revenue increased $6.9 million or 46.0% for the three months ended November 30, 2024 compared to the three months ended November 30, 2023. The increase was primarily due to higher costs from an increase in the volume of railcars sold that we purchased from third parties and a larger fleet during the three months ended November 30, 2024.

Leasing & Fleet Management Margin percentage decreased 9.0% for the three months ended November 30, 2024 compared to the three months ended November 30, 2023. The decrease was primarily attributed to lower syndication activity and higher sales of railcars that we purchased from third parties, which have lower margin percentages, for the three months ended November 30, 2024. These were partially offset by improved lease rates for the three months ended November 30, 2024.

Leasing & Fleet Management Earnings from operations increased $0.4 million for the three months ended November 30, 2024 compared to the three months ended November 30, 2023. The increase was primarily attributed to higher rents associated with a larger fleet and improved lease rates partially offset by lower syndication activity for the three months ended November 30, 2024.

Selling and Administrative Expense

	Three months ended November 30,
(in millions)	2024	2023	Increase (Decrease)	% Change
Selling and administrative expense	$62.0	$56.3	$5.7	10.1%

Selling and administrative expense was $62.0 million or 7.1% of Revenue for the three months ended November 30, 2024 compared to $56.3 million or 7.0% of Revenue for the prior comparable period. The $5.7 million increase was primarily attributed to higher employee related costs for the three months ended November 30, 2024.

Net (Gain) Loss on Disposition of Equipment

Net (gain) loss on disposition of equipment typically includes the sale of assets from our lease fleet (Equipment on operating leases, net) and disposition of property, plant and equipment. Assets are periodically sold in the normal course of business in order to optimize our lease fleet and to manage risk and liquidity.

Net gain on disposition of equipment was $0.2 million for the three months ended November 30, 2024 compared to a loss of $0.1 million for the prior comparable period. The increase in Net gain on disposition of equipment was primarily attributed to higher sales of assets from our lease fleet during the three months ended November 30, 2024.

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

	Three months ended November 30,
(in millions)	2024	2023	Increase (Decrease)
Interest and foreign exchange:
Interest and other expense, net	$20.1	$21.9	$(1.8)
Foreign exchange loss, net	3.3	1.3	2.0
	$23.4	$23.2	$0.2

The $0.2 million increase in Interest and foreign exchange expense for the three months ended November 30, 2024 compared to the three months ended November 30, 2023 was attributed to a $2.0 million increase in foreign exchange loss primarily due to the change in the Brazilian Real's and Mexican Peso's foreign exchange rate relative to the U.S. Dollar. This was partially offset by a decrease in interest expense from lower interest rates.

Income Tax

For the three months ended November 30, 2024, we had Income tax expense of $33.4 million on pre-tax income of $88.4 million for an effective tax rate of 37.8%. The effective tax rate includes net discrete tax expenses of $6.7 million, primarily related to foreign currency exchange rates at our U.S. Dollar denominated foreign operations.

For the three months ended November 30, 2023, we had Income tax expense of $10.0 million on pre-tax income of $41.7 million for an effective tax rate of 24.0%. The effective tax rate includes net discrete tax benefits of $3.4 million, primarily related to our U.S. Dollar denominated foreign operations.

The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year and may be positively or negatively impacted by adjustments that are required to be reported in the quarter. The effective tax rate can fluctuate year-to-year due to changes in the mix of our foreign and domestic pre-tax earnings. It can also fluctuate with changes in the proportion of pre-tax earnings attributable to our Mexican railcar manufacturing joint venture. The joint venture is treated as a partnership for tax purposes and, as a result, the partnership’s entire pre-tax earnings are included in earnings before income taxes and earnings from unconsolidated affiliates, whereas only our 50% share of the tax is included in Income tax expense.

During the three months ended November 30, 2024, we became subject to minimum tax legislation in Europe modeled after the Organization for Economic Co-operation and Development (OECD) Global Anti-Base Erosion Model Rules (Pillar Two). At this time, we do not expect Pillar Two to have a material impact on our Consolidated Financial Statements and will continue to monitor our potential exposure as the U.S., Mexico and Brazil work to enact similar legislation that aligns with the OECD framework.

Earnings From Unconsolidated Affiliates

Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil. We record the results from these unconsolidated affiliates on an after-tax basis.

Earnings from unconsolidated affiliates were $4.1 million and $1.5 million for the three months ended November 30, 2024 and November 30, 2023, respectively. The increase was primarily related to $1.5 million in higher earnings at our Brazil operations for the three months ended November 30, 2024.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $3.8 million for the three months ended November 30, 2024 compared to $2.0 million for the three months ended November 30, 2023. Net earnings attributable to noncontrolling interest primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

Liquidity and Capital Resources

	Three months ended November 30,
(in millions)	2024	2023
Net cash used in operating activities	$(65.1)	$(44.7)
Net cash used in investing activities	(53.7)	(67.3)
Net cash provided by financing activities	63.4	130.8
Effect of exchange rate changes	(0.3)	(0.2)
Increase (decrease) in Cash and cash equivalents and Restricted cash	$(55.7)	$18.6

We continue to be financed through cash generated from operations and borrowings. At November 30, 2024 Cash and cash equivalents and Restricted cash were $312.9 million, a decrease of $55.7 million from $368.6 million at August 31, 2024.

Cash Flows From Operating Activities

The $20.4 million increase in Net cash used in operating activities for the three months ended November 30, 2024 compared to the three months ended November 30, 2023 was primarily due to a $63.3 million change in Leased railcars for syndication and a $14.8 million net change in working capital. This was partially offset by a $25.9 million increase in Net earnings and a $27.9 million change in Deferred income taxes.

Cash Flows From Investing Activities

Net cash used in investing activities primarily related to capital expenditures net of proceeds from the sale of assets. The $13.6 million decrease in cash used in investing activities for the three months ended November 30, 2024 was primarily attributable to a $9.2 million decrease in capital expenditures compared to the three months ended November 30, 2023.

	Three months ended November 30,
(in millions)	2024	2023
Capital expenditures:
Leasing & Fleet Management	$(1.2)	$(54.3)
Manufacturing	(57.9)	(14.0)
Total capital expenditures (gross)	$(59.1)	$(68.3)
Proceeds from sales of assets	0.6	0.4
Total capital expenditures (net of proceeds)	$(58.5)	$(67.9)

Capital expenditures primarily relate to additions to our lease fleet and on-going investments in the safety, productivity and improvements of our facilities. Proceeds from the sale of assets primarily relate to sales of railcars from our lease fleet within Leasing & Fleet Management. Assets from our lease fleet are periodically sold in the normal course of business to accommodate customer demand and to manage risk and liquidity. Proceeds from sales of assets are expected to be approximately $60 million for 2025.

Gross capital expenditures for 2025 are expected to be approximately $360 million for Leasing & Fleet Management and approximately $120 million for Manufacturing. Capital expenditures for 2025 primarily relate to additions to our lease fleet reflecting our leasing strategy and continued investments into the safety and productivity of our facilities.

Cash Flows From Financing Activities

The $67.4 million decrease in Net cash provided by financing activities for the three months ended November 30, 2024 compared to the three months ended November 30, 2023 was primarily attributed to $179.5 million in lower proceeds from the issuance of notes payable, net of repayments. This was partially offset by a $114.6 million increase in net proceeds from revolving notes.

During the three months ended November 30, 2023 we issued $178.5 million of asset backed securities and used proceeds to pay down $139.9 million of our GBX Leasing warehouse facility. We also drew $65.1 million on the GBX Leasing warehouse facility to grow the fleet.

Dividend & Share Repurchase Program

A quarterly dividend of $0.30 per share was declared on January 8, 2025.

The Board of Directors has authorized our company to repurchase in aggregate up to $100.0 million of our common stock. The program may be modified, suspended, or discontinued at any time without prior notice and as of November 30, 2024 had an expiration date of January 31, 2025. Under the share repurchase program, shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. The timing and amount of purchases is based upon market conditions, securities law limitations and other factors. The program may be modified, suspended, or discontinued at any time without prior notice. The share repurchase program does not obligate us to acquire any specific number of shares in any period.

There were no share repurchases during the three months ended November 30, 2024. As of November 30, 2024, the amount remaining for repurchase under the share repurchase program was $45.1 million. During the three months ended November 30, 2023, we purchased a total of 38 thousand shares for $1.3 million.

On January 8, 2025, the Board of Directors authorized the extension of the existing share repurchase program from January 31, 2025 to January 31, 2027 and renewed the amount remaining for repurchase to $100.0 million.

Cash, Borrowing Availability and Credit Facilities

As of November 30, 2024, we had $300.0 million in Cash and cash equivalents and $248.7 million in available borrowings. The available balance to draw under committed credit facilities includes $139.5 million on the North American credit facility, $18.2 million on the European credit facilities and $91.0 million on the Mexican credit facilities.

Senior secured credit facilities aggregated to $1.3 billion as of November 30, 2024 which consisted of the following components:

Nonrecourse credit facilities

GBX Leasing – As of November 30, 2024, a $450.0 million non-recourse warehouse credit facility existed to support the operations of GBX Leasing. Advances under this facility bear interest at SOFR plus 1.70%. Interest rate swap agreements cover approximately 85% of the outstanding balance to swap the floating interest rate to a fixed rate. The warehouse credit facility converts to a term loan in September 2027 and matures in September 2029.

Other credit facilities

North America – As of November 30, 2024, a $600.0 million revolving line of credit, maturing August 2026, secured by substantially all our U.S. assets not otherwise pledged as security for term loans or the warehouse credit facility, existed to provide working capital and interim financing of equipment, principally for our U.S. and Mexican operations. Advances under this North American credit facility bear interest at SOFR plus 1.50% plus 0.10% as a SOFR adjustment or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

Europe – As of November 30, 2024, lines of credit totaling $74.5 million secured by certain of our European assets, with variable rates that range from WIBOR plus 1.10% to WIBOR plus 1.40% and EURIBOR plus 1.90%, were available for working capital needs of our European manufacturing operations. The European lines of credit include $31.7 million which is guaranteed by us. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from June 2025 through September 2026.

Mexico – As of November 30, 2024, our Mexican railcar manufacturing operations had lines of credit totaling $166.0 million for working capital needs, $66.0 million of which we and our joint venture partner have each guaranteed 50%. Advances under these facilities bear interest at variable rates that range from SOFR plus 2.22% to SOFR plus 4.25%. The Mexican credit facilities have maturities that range from February 2025 through January 2027.

Credit facility balances:

(in millions)	November 30, 2024	August 31, 2024
Nonrecourse credit facility balances
GBX Leasing	$193.6	$194.9
Other credit facility balances
North America	120.0	—
Europe	56.3	46.7
Mexico	75.0	110.0
Total Revolving notes	$444.9	$351.6

Outstanding commitments under the North American credit facility included letters of credit which totaled $6.6 million and $5.9 million as of November 30, 2024 and August 31, 2024, respectively.

Other Information

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into financing leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of November 30, 2024, we were in compliance with all such restrictive covenants.

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

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency, we enter into foreign exchange contracts with established financial institutions to protect the margin on a portion of foreign currency sales in firm backlog.

To mitigate the exposure to changes in interest rates, we have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $667.8 million of variable rate debt to fixed rate debt as of November 30, 2024.

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

Judgments used in determining if a liability is estimable are subjective and based on known facts and our historic experience. If further developments in or resolution of an environmental matter result in facts and circumstances that differ from those assumptions used to develop these reserves, the accrual for environmental remediation could be materially misstated. Due to the uncertain nature of environmental matters, there can be no assurance that we will not become involved in future litigation or other proceedings or, if we were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to us. For further information regarding our environmental costs, see Note 14 - Commitments and Contingencies to the Condensed Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign exchange contracts to protect revenue or margin on a portion of forecasted foreign currency sales and expenses. At November 30, 2024 exchange rates, notional amounts of foreign exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $214.0 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact that a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At November 30, 2024, net assets of foreign subsidiaries aggregated to $162.5 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $16.3 million, or 1.2% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $667.8 million of variable rate debt to fixed rate debt. Notwithstanding these interest rate swap agreements, we are still exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At November 30, 2024, 81% of our outstanding debt had fixed rates and 19% had variable rates. At November 30, 2024, a uniform increase by 10% in variable interest rates would result in approximately $1.6 million of additional annual interest expense.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 14 - Commitment and Contingencies to the Condensed Consolidated Financial Statements, Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2024. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended August 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. As of November 30, 2024, the share repurchase program had an expiration date of January 31, 2025. The amount remaining for purchase was $45.1 million as of November 30, 2024. There were no share repurchases under this program during the three months ended November 30, 2024.

On January 8, 2025, the Board of Directors authorized the extension of the existing share repurchase program from January 31, 2025 to January 31, 2027 and renewed the amount remaining for repurchase to $100.0 million.

Item 5. Other Information

Trading Plan Arrangements

During the three months ended November 30, 2024, no officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

(a)
List of Exhibits:

10.1*	Form of Restricted Stock Unit Award Notice and Award Agreement Under The Greenbrier Companies, Inc. 2021 Stock Incentive Plan.

10.2

Amendment No. 5 to Warehouse Loan Agreement dated September 6, 2024, by and among GBXL I, LLC, as borrower, GBXL I (Canada) Ltd., Wilmington Trust Company, as collateral agent and depositary, Bank of America, N.A., as a Lender and agent, Credit Agricole Corporate and Investment Bank, as an existing lender, and Wells Fargo Bank, N.A., as lender. [Portions omitted]**, is incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K filed on October 24, 2024.

10.3*

Overseas Assignment Letter between The Greenbrier Companies, Inc. and William Glenn dated October 16, 2024, is incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-K filed on October 24, 2024.

10.4*	The Greenbrier Companies, Inc. Summary Description of FY 2025 Short-term Incentive Cash Bonus Program.

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (Formatted as inline XBRL and contained in Exhibit 101).

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

THE GREENBRIER COMPANIES, INC.

Date:	January 10, 2025	By:	/s/ Michael J. Donfris
Michael J. Donfris
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)