Form 10-Q
period 2025-02-28
GREENBRIER COMPANIES INC
filed 2025-04-08
CIK 923120

ap

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 28, 2025

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, without par value, outstanding on April 3, 2025 was 31,389,407 shares.

FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements, other than statements of historical fact included in this report, concerning our plans, objectives, goals, strategies, future events, future performance, financing needs, backlog, capital expenditures, plans or intentions relating to business trends and other information referred to under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. We use words such “affect,” “anticipate,” “assume,” “backlog,” “be,” “believe,” “can,” “contingent,” “conclude,” “continue,” “could,” “due to,” “estimate,” “expect,” “future,” “impact,” “intend,” “likely,” “may,” “opinion,” “optimize,” “plan,” “potential,” “schedule,” “target,” “trend,” “realize,” “result,” “seek,” “strategy,” “will,” “would,” and similar expressions to identify forward-looking statements. Forward-looking statements are not guarantees of future performance.

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
•
governmental policy changes impacting international trade and corporate tax, including tariffs;
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

(In millions, except number of shares which are reflected in thousands, unaudited)

	February 28, 2025	August 31, 2024
Assets
Cash and cash equivalents	$263.5	$351.8
Restricted cash	38.4	16.8
Accounts receivable, net	535.4	523.8
Income tax receivable	31.5	45.1
Inventories	692.5	770.9
Leased railcars for syndication	260.4	130.7
Equipment on operating leases, net	1,259.0	1,243.5
Property, plant and equipment, net	702.6	711.7
Investment in unconsolidated affiliates	88.2	87.3
Intangibles and other assets, net	268.5	244.4
Goodwill	127.0	128.5
	$4,267.0	$4,254.5
Liabilities and Equity
Revolving notes	$372.0	$351.6
Accounts payable and accrued liabilities	669.0	731.4
Deferred income taxes	144.4	130.1
Deferred revenue	35.0	58.9
Notes payable, net	1,384.9	1,404.2

Commitments and contingencies (Note 14)

Contingently redeemable noncontrolling interest	41.2	41.7

Equity
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 31,387 and 31,135 shares outstanding at February 28, 2025 and August 31, 2024	—	—
Additional paid-in capital	378.3	375.1
Retained earnings	1,122.7	1,035.0
Accumulated other comprehensive loss	(40.8)	(34.0)
Total equity – Greenbrier	1,460.2	1,376.1
Noncontrolling interest	160.3	160.5
Total equity	1,620.5	1,536.6
	$4,267.0	$4,254.5

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Income

(In millions, except number of shares which are reflected in thousands and per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Revenue
Manufacturing	$700.3	$811.0	$1,520.7	$1,570.7
Leasing & Fleet Management	61.8	51.7	117.3	100.8
	762.1	862.7	1,638.0	1,671.5
Cost of revenue
Manufacturing	605.4	725.4	1,285.8	1,397.9
Leasing & Fleet Management	18.1	15.1	40.0	30.1
	623.5	740.5	1,325.8	1,428.0
Margin	138.6	122.2	312.2	243.5
Selling and administrative expense	64.6	63.6	126.6	119.9
Net gain on disposition of equipment	(9.6)	(4.9)	(9.8)	(4.8)
Earnings from operations	83.6	63.5	195.4	128.4
Interest and foreign exchange	21.7	24.6	45.1	47.8
Earnings before income tax and earnings from unconsolidated affiliates	61.9	38.9	150.3	80.6
Income tax expense	(20.0)	(9.3)	(53.4)	(19.3)
Earnings before earnings from unconsolidated affiliates	41.9	29.6	96.9	61.3
Earnings from unconsolidated affiliates	4.3	4.0	8.4	5.5
Net earnings	46.2	33.6	105.3	66.8
Net (earnings) loss attributable to noncontrolling interest	5.7	(0.2)	1.9	(2.2)
Net earnings attributable to Greenbrier	$51.9	$33.4	$107.2	$64.6
Basic earnings per common share	$1.66	$1.08	$3.42	$2.08
Diluted earnings per common share	$1.56	$1.03	$3.28	$1.99
Weighted average common shares
Basic	31,376	31,117	31,311	31,071
Diluted	33,228	32,570	32,745	32,676

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Comprehensive Income

(In millions, unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net earnings	$46.2	$33.6	$105.3	$66.8

Other comprehensive income (loss)
Translation adjustment	0.1	(1.8)	(11.2)	(1.8)
Reclassification of derivative financial instruments recognized in net earnings[1]	(3.4)	(4.0)	(6.9)	(7.5)
Unrealized gain on derivative financial instruments[2]	3.7	2.8	10.9	7.1
Other (net of tax effect)	0.4	0.5	0.4	0.6
	0.8	(2.5)	(6.8)	(1.6)
Comprehensive income	47.0	31.1	98.5	65.2
Comprehensive (income) loss attributable to noncontrolling interest	5.7	(0.2)	1.9	(2.2)
Comprehensive income attributable to Greenbrier	$52.7	$30.9	$100.4	$63.0

1 Net of tax effect of $0.8 million and $1.0 million for the three months ended February 28, 2025 and February 29, 2024, respectively, and $1.7 million and $1.9 million for the six months ended February 28, 2025 and February 29, 2024, respectively.

2 Net of tax effect of ($2.0 million) and ($0.8 million) for the three months ended February 28, 2025 and February 29, 2024, respectively, and ($4.0 million) and ($1.8 million) for the six months ended February 28, 2025 and February 29, 2024, respectively.

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Equity

(In millions, except per share amounts, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2024	31.1	$375.1	$1,035.0	$(34.0)	$1,376.1	$160.5	$1,536.6	$41.7
Net earnings	—	—	107.2	—	107.2	(1.4)	105.8	(0.5)
Other comprehensive loss, net	—	—	—	(6.8)	(6.8)	—	(6.8)	—
Noncontrolling interest adjustments	—	—	—	—	—	7.9	7.9	—
Joint venture partner distribution declared	—	—	—	—	—	(6.7)	(6.7)	—
Restricted stock awards (net of cancellations)	0.3	12.6	—	—	12.6	—	12.6	—
Unamortized restricted stock	—	(18.1)	—	—	(18.1)	—	(18.1)	—
Stock based compensation expense	—	8.7	—	—	8.7	—	8.7	—
Cash dividends ($0.30 per share)	—	—	(19.5)	—	(19.5)	—	(19.5)	—
Balance February 28, 2025	31.4	$378.3	$1,122.7	$(40.8)	$1,460.2	$160.3	$1,620.5	$41.2

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance November 30, 2024	31.4	$373.8	$1,080.5	$(41.6)	$1,412.7	$162.3	$1,575.0	$43.1
Net earnings	—	—	51.9	—	51.9	(3.8)	48.1	(1.9)
Other comprehensive income, net	—	—	—	0.8	0.8	—	0.8	—
Noncontrolling interest adjustments	—	—	—	—	—	3.5	3.5	—
Joint venture partner distribution declared	—	—	—	—	—	(1.7)	(1.7)	—
Restricted stock awards (net of cancellations)	—	1.3	—	—	1.3	—	1.3	—
Unamortized restricted stock	—	(1.3)	—	—	(1.3)	—	(1.3)	—
Stock based compensation expense	—	4.5	—	—	4.5	—	4.5	—
Cash dividends ($0.30 per share)	—	—	(9.7)	—	(9.7)	—	(9.7)	—
Balance February 28, 2025	31.4	$378.3	$1,122.7	$(40.8)	$1,460.2	$160.3	$1,620.5	$41.2

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2023	30.9	$364.4	$897.5	$(7.3)	$1,254.6	$155.6	$1,410.2	$55.6
Net earnings	—	—	64.6	—	64.6	1.8	66.4	0.4
Other comprehensive loss, net	—	—	—	(1.6)	(1.6)	—	(1.6)	—
Noncontrolling interest adjustments	—	—	—	—	—	1.6	1.6	—
Joint venture partner distribution declared	—	—	—	—	—	(4.4)	(4.4)	—
Restricted stock awards (net of cancellations)	0.2	14.1	—	—	14.1	—	14.1	—
Unamortized restricted stock	—	(19.2)	—	—	(19.2)	—	(19.2)	—
Stock based compensation expense	—	8.1	—	—	8.1	—	8.1	—
Repurchase of stock	—	(1.3)	—	—	(1.3)	—	(1.3)	—
Cash dividends ($0.30 per share)	—	—	(19.4)	—	(19.4)	—	(19.4)	—
Balance February 29, 2024	31.1	$366.1	$942.7	$(8.9)	$1,299.9	$154.6	$1,454.5	$56.0

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance November 30, 2023	31.1	$361.3	$919.1	$(6.4)	$1,274.0	$157.1	$1,431.1	$56.5
Net earnings	—	—	33.4	—	33.4	0.7	34.1	(0.5)
Other comprehensive loss, net	—	—	—	(2.5)	(2.5)	—	(2.5)	—
Noncontrolling interest adjustments	—	—	—	—	—	1.2	1.2	—
Joint venture partner distribution declared	—	—	—	—	—	(4.4)	(4.4)	—
Restricted stock awards (net of cancellations)	—	3.7	—	—	3.7	—	3.7	—
Unamortized restricted stock	—	(3.6)	—	—	(3.6)	—	(3.6)	—
Stock based compensation expense	—	4.7	—	—	4.7	—	4.7	—
Cash dividends ($0.30 per share)	—	—	(9.8)	—	(9.8)	—	(9.8)	—
Balance February 29, 2024	31.1	$366.1	$942.7	$(8.9)	$1,299.9	$154.6	$1,454.5	$56.0

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Cash Flows

(In millions, unaudited)

	Six Months Ended
	February 28, 2025	February 29, 2024
Cash flows from operating activities
Net earnings	$105.3	$66.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income taxes	13.4	(35.5)
Depreciation and amortization	59.6	54.3
Net gain on disposition of equipment	(9.8)	(4.8)
Stock based compensation expense	8.7	8.1
Noncontrolling interest adjustments	7.9	1.6
Other	1.6	2.0
Decrease (increase) in assets:
Accounts receivable, net	(17.7)	12.2
Income tax receivable	13.7	21.3
Inventories	49.0	(8.4)
Leased railcars for syndication	(146.4)	(6.7)
Other assets	0.1	2.5
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(34.8)	(93.8)
Deferred revenue	(22.1)	34.8
Net cash provided by operating activities	28.5	54.4
Cash flows from investing activities
Proceeds from sales of assets	55.6	25.9
Capital expenditures	(126.4)	(190.5)
Cash distribution from unconsolidated affiliates and other	5.8	1.5
Net cash used in investing activities	(65.0)	(163.1)
Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	11.9	28.5
Proceeds from revolving notes with maturities longer than 90 days	45.7	114.5
Repayments of revolving notes with maturities longer than 90 days	(35.1)	(140.2)
Proceeds from issuance of notes payable	0.5	178.6
Repayments of notes payable	(21.7)	(68.2)
Debt issuance costs	(1.0)	(2.9)
Repurchase of stock	—	(1.3)
Dividends	(19.8)	(19.7)
Cash distribution to joint venture partner	(6.7)	(4.4)
Tax payments for net share settlement of restricted stock	(5.5)	(5.2)
Net cash provided by (used in) financing activities	(31.7)	79.7
Effect of exchange rate changes	1.5	(1.7)
Decrease in Cash and cash equivalents and Restricted cash	(66.7)	(30.7)
Cash and cash equivalents and Restricted cash
Beginning of period	368.6	302.7
End of period	$301.9	$272.0
Balance sheet reconciliation
Cash and cash equivalents	$263.5	$252.0
Restricted cash	38.4	20.0
Total Cash and cash equivalents and Restricted cash as presented above	$301.9	$272.0
Cash paid during the period for
Interest	$36.8	$42.5
Income taxes paid, net	$15.8	$31.7
Non-cash activity
Transfers between Leased railcars for syndication and Inventories and Equipment on operating leases, net	$42.5	$64.8
Capital expenditures accrued in Accounts payable and accrued liabilities	$5.4	$13.0
Change in Accounts payable and accrued liabilities associated with dividends declared	$0.3	$0.3

The accompanying notes are an integral part of these financial statements

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries as of February 28, 2025 and for the three and six months ended February 28, 2025 and February 29, 2024 have been prepared to reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. References in this Quarterly Report on Form 10-Q to the “Company,” “Greenbrier,” “we,” “us” and “our” refer to The Greenbrier Companies, Inc. and, where appropriate, its subsidiaries. All references to years refer to the fiscal years ended August 31st unless otherwise noted. The results of operations for the three and six months ended February 28, 2025 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2025.

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

Management Estimates – The preparation of financial statements in conformity with the generally accepted accounting principles (GAAP) in the U.S. requires judgment on the part of management to arrive at estimates and assumptions on matters that are inherently uncertain. These estimates may affect the amount of assets, liabilities, revenue and expenses reported in the financial statements and accompanying notes and disclosure of contingent assets and liabilities within the financial statements. Estimates and assumptions are periodically evaluated and may be adjusted in future periods. Actual results could differ from those estimates.

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

There were no share repurchases during the three and six months ended February 28, 2025 and the three months ended February 29, 2024. During the six months ended February 29, 2024, the Company repurchased a total of 38 thousand shares for $1.3 million. As of February 28, 2025, the amount remaining for repurchase under the share repurchase program was $100.0 million.

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

The contract balances are as follows:

(in millions)	Balance sheet classification	February 28, 2025	August 31, 2024	$ Change
Contract assets	Accounts receivable, net	$4.1	$6.7	$(2.6)
Contract assets	Inventories	$9.4	$10.8	$(1.4)
Contract liabilities (1)	Deferred revenue	$32.1	$54.6	$(22.5)

(1) Contract liabilities balance includes deferred revenue within the scope of Revenue from Contracts with Customers (Topic 606).

For the three and six months ended February 28, 2025, the Company recognized $14.5 million and $26.9 million, respectively, of revenue that was included in Contract liabilities as of August 31, 2024.

Performance obligations

As of February 28, 2025, the Company has entered into contracts with customers for which revenue has not yet been recognized. The following table outlines estimated revenue related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(in millions)	February 28, 2025
Revenue type:
Manufacturing – Railcar sales	$1,906.6
Manufacturing – Sustainable conversions	$2.0
Fleet management	$140.1
Other	$12.9

Based on current production and delivery schedules and existing contracts, approximately $839.8 million of Railcar sales are expected to be recognized through 2025 while the remaining amount is expected to be recognized in 2026 and beyond. Fleet management includes management and maintenance service contracts of which approximately $84.2 million is expected to be recognized through 2029 and the remaining amount is expected to be recognized through 2037. Sustainable conversions and other performance obligations are expected to be recognized in 2025.

Note 3 – Inventories

The following table summarizes the Company’s Inventories balance:

(in millions)	February 28, 2025	August 31, 2024
Manufacturing supplies and raw materials	$462.5	$532.6
Work-in-process	145.9	152.0
Finished goods	92.0	92.6
Excess and obsolete adjustment	(7.9)	(6.3)
	$692.5	$770.9

Note 4 – Intangibles and Other Assets, net

The following table summarizes the Company’s identifiable Intangibles and other assets, net balance:

(in millions)	February 28, 2025	August 31, 2024
Intangible assets subject to amortization:
Customer relationships	$87.5	$87.5
Accumulated amortization	(73.5)	(72.1)
Other intangibles	41.0	43.3
Accumulated amortization	(27.1)	(27.2)
	27.9	31.5
Intangible assets not subject to amortization	2.3	2.3
Prepaid and other assets	47.6	51.7
Operating lease right-of-use assets	87.9	65.1
Nonqualified savings plan investments	63.1	54.5
Debt issuance costs, net	4.4	4.8
Assets held for sale	0.3	0.3
Deferred tax assets	35.0	34.2
	$268.5	$244.4

Note 5 – Revolving Notes

Senior secured credit facilities aggregated to $1.3 billion as of February 28, 2025. The Company had an aggregate of $488.0 million available to draw down under credit facilities as of February 28, 2025. This amount consists of $366.0 million available on the North American credit facility, $26.0 million on the European credit facilities and $96.0 million on the Mexican credit facilities.

Nonrecourse credit facilities

GBX Leasing – As of February 28, 2025, a $450.0 million nonrecourse warehouse credit facility existed to support the operations of GBX Leasing. Advances under this facility bear interest at the Secured Overnight Financing Rate (SOFR) plus 1.70%. Interest rate swap agreements cover approximately 88% of the outstanding balance to swap the floating interest rate to a fixed rate. The warehouse credit facility converts to a term loan in September 2027 and matures in September 2029.

Other credit facilities

North America – As of February 28, 2025, a $600.0 million revolving line of credit, maturing August 2026, secured by substantially all the Company’s U.S. assets not otherwise pledged as security for term loans or the warehouse credit facility, existed to provide working capital and interim financing of equipment, principally for the Company’s U.S. and Mexican operations. Advances under this North American credit facility bear interest at SOFR plus 1.50% plus 0.10% as a SOFR adjustment or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

Europe – As of February 28, 2025, lines of credit totaling $75.0 million secured by certain of the Company’s European assets, with variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.10% to WIBOR plus 1.40% and Euro Interbank Offered Rate (EURIBOR) plus 1.90%, were available for working capital needs of the Company’s European manufacturing operations. The European lines of credit include $31.2 million which is guaranteed by the Company. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from June 2025 through September 2026.

Mexico – As of February 28, 2025, the Company’s Mexican railcar manufacturing operations had lines of credit totaling $166.0 million for working capital needs, $66.0 million of which the Company and its joint venture partner have each guaranteed 50%. Advances under these facilities bear interest at variable rates that range from SOFR plus 2.22% to SOFR plus 4.25%. Currently, the Mexican credit facilities have maturities that range from June 2026 through March 2027.

Revolving notes consisted of the following balances:

(in millions)	February 28, 2025	August 31, 2024
Nonrecourse credit facility balances
GBX Leasing	$233.0	$194.9
Other credit facility balances
North America	20.0	—
Europe	49.0	46.7
Mexico	70.0	110.0
Total Revolving notes	$372.0	$351.6

Outstanding commitments under the North American credit facility included letters of credit which totaled $6.6 million and $5.9 million as of February 28, 2025 and August 31, 2024, respectively.

Note 6 – Accounts Payable and Accrued Liabilities

(in millions)	February 28, 2025	August 31, 2024
Trade payables	$276.4	$370.7
Accrued payroll and related liabilities	151.8	170.5
Accrued liabilities and other	125.5	100.4
Operating lease liabilities	91.3	66.0
Accrued warranty	24.0	23.8
	$669.0	$731.4

Note 7 – Warranty Accruals

Warranty accruals are included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. Warranty accrual activity consisted of the following:

	Three Months Ended		Six Months Ended
(in millions)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Balance at beginning of period	$23.8	$24.0	$23.8	$25.6
Charged to cost of revenue, net	2.0	1.1	3.8	4.7
Payments	(1.8)	(2.1)	(3.3)	(7.7)
Currency translation effect	—	—	(0.3)	0.4
Balance at end of period	$24.0	$23.0	$24.0	$23.0

Note 8 – Notes Payable, net

(In millions)	February 28, 2025	August 31, 2024
Leasing nonrecourse term loans	$778.1	$792.1
Senior term debt	244.5	251.7
2.875% Convertible senior notes, due 2028	373.8	373.8
Other notes payable	3.4	3.3
	$1,399.8	$1,420.9
Debt discount and issuance costs	(14.9)	(16.7)
	$1,384.9	$1,404.2

Leasing nonrecourse term loans include:

•
Nonrecourse senior term debt, which is secured by a pool of leased railcars. The principal balance as of February 28, 2025 was $314.3 million.
•
Asset-backed term notes secured by a portfolio of leased railcars, which includes the term notes issued by GBX Leasing 2022-1 LLC. The principal balance as of February 28, 2025 was $463.8 million.

Note 9 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (AOCL), net of tax effect as appropriate, consisted of the following:

(in millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	AOCL
Balance, August 31, 2024	$15.2	$(47.0)	$(2.2)	$(34.0)
Other comprehensive gain (loss) before reclassifications	10.9	(11.2)	0.4	0.1
Amounts reclassified from AOCL	(6.9)	—	—	(6.9)
Balance, February 28, 2025	$19.2	$(58.2)	$(1.8)	$(40.8)

The amounts reclassified out of AOCL into the Condensed Consolidated Statements of Income, with financial statement caption, were as follows:

	Three Months Ended
(in millions)	February 28, 2025	February 29, 2024	Financial Statement Caption
Gain on derivative financial instruments:
Foreign exchange contracts	$(1.1)	$(0.8)	Revenue and Cost of revenue
Interest rate swap contracts	(3.1)	(4.2)	Interest and foreign exchange
	(4.2)	(5.0)
	0.8	1.0	Income tax expense
	$(3.4)	$(4.0)

	Six Months Ended
(in millions)	February 28, 2025	February 29, 2024	Financial Statement Caption
Gain on derivative financial instruments:
Foreign exchange contracts	$(1.5)	$(0.9)	Revenue and Cost of revenue
Interest rate swap contracts	(7.1)	(8.5)	Interest and foreign exchange
	(8.6)	(9.4)
	1.7	1.9	Income tax expense
	$(6.9)	$(7.5)

Note 10 – Earnings Per Share

The shares used in the computation of basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended		Six Months Ended
(In thousands)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Weighted average basic common shares outstanding	31,376	31,117	31,311	31,071
Dilutive effect of 2.875% convertible notes due 2024 (1)	N/A	563	N/A	694
Dilutive effect of 2.875% convertible notes due 2028 (2)	893	—	488	—
Dilutive effect of restricted stock units (3)	959	890	946	911
Weighted average diluted common shares outstanding	33,228	32,570	32,745	32,676

(1) The dilutive effect of the 2.875% Convertible notes due 2024 was included for the three and six months ended February 29, 2024 under the “if converted” method as further discussed below. These notes were retired on February 1, 2024.

(2) The dilutive effect of the 2.875% Convertible notes due 2028 was excluded for the three and six months ended February 29, 2024 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive. As these notes require cash settlement for the principal, only a premium is potentially dilutive under the "if converted" method as further discussed below.

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

For the three and six months ended February 28, 2025 and February 29, 2024, diluted EPS was calculated using the more dilutive of two methods. The first method includes the dilutive effect, using the treasury stock method, associated with restricted stock units and performance based restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved. The second method supplements the first by also including the “if converted” effect of the 2.875% Convertible notes due 2024, during the periods in which they were outstanding, and shares underlying the 2.875% Convertible notes due 2028, when there is a conversion premium. Under the “if converted” method, debt issuance and interest costs, both net of tax, associated with the convertible notes due 2024 are added back to net earnings and the share count is increased by the shares underlying the convertible notes.

	Three Months Ended		Six Months Ended
(in millions, except number of shares which are reflected in thousands, and per share amounts)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net earnings attributable to Greenbrier	$51.9	$33.4	$107.2	$64.6
Weighted average basic common shares outstanding	31,376	31,117	31,311	31,071
Basic earnings per share	$1.66	$1.08	$3.42	$2.08

Net earnings attributable to Greenbrier	$51.9	$33.4	$107.2	$64.6
Add back:
Interest and debt issuance costs on the 2.875% convertible notes due 2024, net of tax	N/A	0.2	N/A	0.5
Earnings before interest and debt issuance costs on the 2.875% convertible notes due 2024	N/A	$33.6	N/A	$65.1
Weighted average diluted common shares outstanding	33,228	32,570	32,745	32,676
Diluted earnings per share (1)	$1.56	$1.03	$3.28	$1.99

(1) Diluted earnings per share for the three and six months ended February 29, 2024 was calculated as follows:

Earnings before interest and debt issuance costs on the 2.875% convertible notes due 2024

Weighted average diluted common shares outstanding

Note 11 – Derivative Instruments

Foreign operations give rise to market risks from changes in foreign currency exchange rates. Foreign exchange contracts with established financial institutions are utilized to hedge a portion of that risk. Interest rate swap agreements are used to reduce the impact of changes in interest rates on certain current and probable future debt. The Company’s foreign exchange contracts and interest rate swap agreements are designated as cash flow hedges, and therefore the effective portion of unrealized gains and losses is recorded in AOCL.

At February 28, 2025 exchange rates, notional amounts of foreign exchange contracts for the purchase of Polish Zlotys and the sale of Euros, and the purchase of Mexican Pesos and the sale of U.S. Dollars, aggregated to $166.3 million. The fair value of the contracts is included on the Condensed Consolidated Balance Sheets as Accounts payable and accrued liabilities when in a loss position, or as Accounts receivable, net when in a gain position. As the contracts mature at various dates through March 2027, any such gain or loss remaining will be recognized in Manufacturing Revenue or Cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in AOCL would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At February 28, 2025 exchange rates, approximately $3.2 million would be reclassified to Revenue and Cost of revenue in the next year.

At February 28, 2025, interest rate swap agreements maturing from August 2027 through March 2032 had notional amounts that aggregated to $701.9 million. The fair value of the contracts is included on the Condensed Consolidated Balance Sheets in Accounts payable and accrued liabilities when in a loss position, or in Accounts receivable, net when in a gain position. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from AOCL and charged or credited to interest expense. At February 28, 2025 interest rates, approximately $8.7 million would be reclassified to Interest and foreign exchange in the next year.

Fair Values of Derivative Instruments

(in millions)

	Asset Derivatives			Liability Derivatives
		February 28, 2025	August 31, 2024		February 28, 2025	August 31, 2024
	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts receivable, net	$6.0	$4.3	Accounts payable and accrued liabilities	$0.2	$0.1
Interest rate swap contracts	Accounts receivable, net	23.7	19.7	Accounts payable and accrued liabilities	0.4	1.3
		$29.7	$24.0		$0.6	$1.4

The Effect of Derivative Instruments on the Statements of Income

(in millions)

Three months ended February 28, 2025 and February 29, 2024

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives three months ended
		February 28, 2025	February 29, 2024
Foreign exchange contracts	Interest and foreign exchange	$(0.2)	$—

Derivatives in cash flow hedging relationships	Gain (loss) recognized in AOCL on derivatives three months ended		Location of gain (loss) reclassified from AOCL into income	Gain (loss) reclassified from AOCL into income three months ended		Gain recognized on derivatives (amount excluded from effectiveness testing) three months ended
	February 28, 2025	February 29, 2024		February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Foreign exchange contracts	$4.4	$0.5	Revenue	$1.1	$0.8	$(1.4)	$0.6
Foreign exchange contracts	0.2	0.2	Cost of revenue	—	—	—	0.3
Interest rate swap contracts	1.1	2.9	Interest and foreign exchange	3.1	4.2	—	—
	$5.7	$3.6		$4.2	$5.0	$(1.4)	$0.9

The following table presents the amounts in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded and the effects of the cash flow hedge activity on these line items for the three months ended February 28, 2025 and February 29, 2024:

	For the Three Months Ended
	February 28, 2025		February 29, 2024
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$762.1	$1.1	$862.7	$0.8
Cost of revenue	$623.5	$—	$740.5	$—
Interest and foreign exchange	$21.7	$3.1	$24.6	$4.2

The Effect of Derivative Instruments on the Statements of Income

(in millions)

Six months ended February 28, 2025 and February 29, 2024

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives six months ended
		February 28, 2025	February 29, 2024
Foreign exchange contracts	Interest and foreign exchange	$(0.3)	$0.2

Derivatives in cash flow hedging relationships	Gain (loss) recognized in AOCL on derivatives six months ended		Location of gain (loss) reclassified from AOCL into income	Gain (loss) reclassified from AOCL into income six months ended		Gain (loss) recognized on derivatives (amount excluded from effectiveness testing) six months ended
	February 28, 2025	February 29, 2024		February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Foreign exchange contracts	$3.1	$2.9	Revenue	$1.6	$1.0	$(0.6)	$1.2
Foreign exchange contracts	(0.2)	—	Cost of revenue	(0.1)	(0.1)	—	0.6
Interest rate swap contracts	12.0	6.0	Interest and foreign exchange	7.1	8.5	—	—
	$14.9	$8.9		$8.6	$9.4	$(0.6)	$1.8

The following table presents the amounts in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded and the effects of the cash flow hedge activity on these line items for the six months ended February 28, 2025 and February 29, 2024:

	For the Six Months Ended
	February 28, 2025		February 29, 2024
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$1,638.0	$1.6	$1,671.5	$1.0
Cost of revenue	$1,325.8	$(0.1)	$1,428.0	$(0.1)
Interest and foreign exchange	$45.1	$7.1	$47.8	$8.5

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

The information in the following tables is derived directly from the segments’ internal financial reports used for corporate management purposes.

For the three months ended February 28, 2025:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$700.3	$53.1	$753.4	$69.0	$9.7	$78.7
Leasing & Fleet Management	61.8	0.2	62.0	45.6	—	45.6
Eliminations	—	(53.3)	(53.3)	—	(9.7)	(9.7)
Corporate	—	—	—	(31.0)	—	(31.0)
	$762.1	$—	$762.1	$83.6	$—	$83.6

For the six months ended February 28, 2025:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,520.7	$55.9	$1,576.6	$185.1	$9.7	$194.8
Leasing & Fleet Management	117.3	0.4	117.7	72.3	—	72.3
Eliminations	—	(56.3)	(56.3)	—	(9.7)	(9.7)
Corporate	—	—	—	(62.0)	—	(62.0)
	$1,638.0	$—	$1,638.0	$195.4	$—	$195.4

For the three months ended February 29, 2024:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$811.0	$63.1	$874.1	$63.4	$3.7	$67.1
Leasing & Fleet Management	51.7	0.3	52.0	33.2	0.1	33.3
Eliminations	—	(63.4)	(63.4)	—	(3.8)	(3.8)
Corporate	—	—	—	(33.1)	—	(33.1)
	$862.7	$—	$862.7	$63.5	$—	$63.5

For the six months ended February 29, 2024:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$1,570.7	$121.8	$1,692.5	$128.3	$8.4	$136.7
Leasing & Fleet Management	100.8	0.5	101.3	59.5	0.1	59.6
Eliminations	—	(122.3)	(122.3)	—	(8.5)	(8.5)
Corporate	—	—	—	(59.4)	—	(59.4)
	$1,671.5	$—	$1,671.5	$128.4	$—	$128.4

	Total assets
(in millions)	February 28, 2025	August 31, 2024
Manufacturing	$2,042.0	$2,172.4
Leasing & Fleet Management	1,854.9	1,633.6
Unallocated, including cash	370.1	448.5
	$4,267.0	$4,254.5

Reconciliation of Earnings from operations to Earnings before income tax and earnings from unconsolidated affiliates:

	Three months ended		Six months ended
(in millions)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Earnings from operations	$83.6	$63.5	$195.4	$128.4
Interest and foreign exchange	21.7	24.6	45.1	47.8
Earnings before income tax and earnings from unconsolidated affiliates	$61.9	$38.9	$150.3	$80.6

Note 13 – Leases

Lessor

Equipment on operating leases is reported net of accumulated depreciation of $107.2 million and $93.4 million as of February 28, 2025 and August 31, 2024, respectively. Depreciation expense was $9.5 million and $18.1 million for the three and six months ended February 28, 2025, respectively, and $8.4 million and $16.2 million for the three and six months ended February 29, 2024, respectively. In addition, certain railcar equipment leased-in by the Company on operating leases is subleased to customers under non-cancelable operating leases with lease terms ranging from one to approximately eleven years. Operating lease rental revenues included in the Company’s Condensed Consolidated Statements of Income for the three and six months ended February 28, 2025 was $35.6 million and $67.6 million, which included $6.2 million and $10.5 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements. Operating lease rental revenues included in the Company’s Condensed Consolidated Statements of Income for the three and six months ended February 29, 2024 was $30.5 million and $58.1 million, which included $5.1 million and $10.5 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements.

Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases at February 28, 2025, will mature as follows:

(in millions)
Remaining six months of 2025	$60.0
2026	109.2
2027	98.1
2028	79.9
2029	62.3
Thereafter	136.5
$546.0

Lessee

The Company leases railcars, real estate, and certain equipment under operating and, to a lesser extent, finance lease arrangements. As of and for the three and six months ended February 28, 2025 and February 29, 2024, finance leases were not a material component of the Company's lease portfolio. The Company’s real estate and equipment leases have remaining lease terms ranging from less than one year to 74 years, with some including options to extend up to 8 years. The Company recognizes a lease liability and corresponding right-of-use (ROU) asset based on the present value of lease payments. To determine the present value of lease payments, as most of its leases do not provide a readily determinable implicit rate, the Company’s incremental borrowing rate is used to discount the lease payments based on information available at each lease commencement date. The Company considers its recent debt issuances as well as publicly available data for instruments with similar characteristics when estimating its incremental borrowing rate.

The components of operating lease costs were as follows:

	Three months ended		Six months ended
(in millions)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Operating lease expense	$5.0	$4.2	$9.3	$8.4
Short-term lease expense	1.6	1.7	3.1	3.8
Total	$6.6	$5.9	$12.4	$12.2

Aggregate minimum future amounts payable under operating leases having initial or remaining non-cancelable terms at February 28, 2025, will mature as follows:

(in millions)
Remaining six months of 2025	$9.4
2026	18.5
2027	15.5
2028	14.4
2029	12.5
Thereafter	38.6
Total lease payments	$108.9
Less: Imputed interest	(17.6)
Total lease obligations	$91.3

The table below presents additional information related to the Company’s leases:

Weighted average remaining lease term (years):
Operating leases	10.3

Weighted average discount rate:
Operating leases	4.5%

Supplemental cash flow information related to leases were as follows:

(in millions)	Six months ended February 28, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8.8
ROU assets obtained in exchange for new operating lease liabilities	$32.9

Note 14 – Commitments and Contingencies

Portland Harbor Superfund Site

The Company’s former Portland, Oregon manufacturing facility (the Portland Property) is located adjacent to the Willamette River. In December 2000, the U.S. Environmental Protection Agency (EPA) classified portions of the Willamette River bed known as the Portland Harbor, including the portion fronting the Portland Property, as a federal "National Priority List" or "Superfund" site due to sediment contamination (the Portland Harbor Superfund Site). The Company and more than 140 other parties have received a "General Notice" of potential liability from the EPA relating to the Portland Harbor Superfund Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. Ten private and public entities, including the Company (the Lower Willamette Group or LWG), signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Superfund Site under EPA oversight, and several additional entities did not sign such consent, but nevertheless contributed financially to the effort. The EPA-mandated RI/FS was produced by the LWG and cost over $110 million during a 17-year period. The Company bore a percentage of the total costs incurred by the LWG in connection with the investigation. The Company’s aggregate expenditure during the 17-year period was not material. Some or all of any such outlay may be recoverable from other responsible parties. The EPA issued its Record of Decision (ROD) for the Portland Harbor Superfund Site on January 6, 2017 and accordingly on October 26, 2017, the AOC was terminated.

The EPA's January 6, 2017 ROD identifies a cleanup remedy that the EPA estimates will take 13 years of active remediation, followed by 30 years of monitoring with an estimated undiscounted cost of $1.7 billion. The EPA typically expects its cost estimates to be accurate within a range of -30% to +50%, but this ROD states that changes in costs are likely to occur. The ROD does not address responsibility for the costs of remedial action, nor does it allocate such costs among the potentially responsible parties. The EPA has identified several work areas within the ROD remedial action area. One of the units, currently referred to as the river mile 9 West work area or “RM9W,” includes river sediments offshore and downstream of the Portland Property. It also includes a portion of the Portland Property's riverbanks. The ROD does not break down total remediation costs by work area. The EPA requested that potentially responsible parties enter AOCs during 2019 agreeing to conduct remedial design studies. Some parties have signed AOCs, including one party with respect to RM9W. Additionally, at some portions of the site, the EPA is conducting the remedial design work. Remedial action will follow remedial design. The Company has not signed an AOC in connection with remedial design, but is assisting in funding a portion of the RM9W remedial design.

Separate from the process described above, which focused on the type of remediation to be performed at the Portland Harbor Superfund Site and the schedule for such remediation, approximately 100 parties, including the State of Oregon and the federal government, are participating in a non-judicial, mediated allocation process to try to allocate costs associated with remediation of the Portland Harbor Superfund Site. The Company will continue to participate in the allocation process. Approximately 100 additional parties signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims; Arkema Inc. et al v. A & C Foundry Products, Inc. et al, U.S. District Court, District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has been stayed by the court to allow the allocation to proceed, currently through January 14, 2028.

On January 30, 2017, the Confederated Tribes and Bands of the Yakama Nation sued 30 parties, including the Company as well as the federal government and the State of Oregon, for costs it incurred in assessing alleged natural resource damages to the Lower Columbia River and Multnomah Channel from contaminants deposited at the Portland Harbor Superfund Site. Confederated Tribes and Bands of the Yakama Nation v. Air Liquide America Corp., et al., U.S. District Court for the District of Oregon, Portland Division, Case No. 3:17-CV-00164. The complaint does not specify the amount of damages the plaintiff will seek. The Yakama litigation is stayed pending completion of the allocation process under supervision of the Arkema court, currently through January 14, 2028.

On November 20, 2024, the Company, as part of a group of about 60 recipients, received a “Special Notice” letter (“SNL”) from the EPA. The EPA routinely sends SNLs when it is ready to formally start negotiations with potentially responsible parties in an effort to reach a settlement to conduct or finance the remedial action. Such letters trigger the start of an enforcement moratorium during which time the EPA agrees not to unilaterally order any potentially responsible parties to conduct the remediation. Under this process, if settlement is reached, the settlement terms will normally be set out in a consent decree that is lodged in federal court. The terms of the SNL that the Company received are settlement confidential. The EPA has publicly stated that it issued the letters now because it wants a seamless transition from the remedial-design phase to the remediation-implementation phase, that more potentially responsible parties may receive such a letter, and that the agency expects the settlement negotiations to take up to two years. Allocation participants, including the Company, are discussing remedial action consent decree terms with the EPA and the U.S. Department of Justice.

Responsibility for funding and implementing the EPA's selected cleanup remedy will be determined at an unspecified later date as part of the allocation process. Based on the investigation to date, the Company believes that it did not contribute in any material way to contaminants of concern in the river sediments or the damage of natural resources in the Portland Harbor Superfund Site and that the damage in the area of the Portland Harbor Superfund Site adjacent to the Portland Property precedes the Company’s ownership of the Portland Property. Because these environmental investigations are still underway, sufficient information is currently not available to determine the Company’s liability, if any, for the cost of any required remediation or restoration of the Portland Harbor Superfund Site or to estimate a range of potential loss. Based on the results of the pending investigations and future assessments of natural resource damages, the Company may be required to incur costs associated with additional phases of investigation or remedial action, and may be liable for damages to natural resources.

Oregon Department of Environmental Quality Regulation of Portland Property

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

Sale of Portland Property

The Company sold the Portland Property in May 2023, but remains potentially liable with respect to the above matters. Any of these matters could adversely affect the Company's business and Consolidated Financial Statements. However, any contamination or exacerbation of contamination that occurs after the sale of the Portland Property will be the liability of the current and future owners and operators.

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

As of February 28, 2025, the Company had outstanding letters of credit aggregating to $6.6 million associated with performance guarantees, facility leases and workers compensation insurance.

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

Assets and liabilities measured at fair value on a recurring basis as of February 28, 2025 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$29.7	$—	$29.7	$—
Nonqualified savings plan investments	63.1	63.1	—	—
Cash equivalents	126.3	126.3	—	—
	$219.1	$189.4	$29.7	$—
Liabilities:
Derivative financial instruments	$0.6	$—	$0.6	$—

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2024 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$24.0	$—	$24.0	$—
Nonqualified savings plan investments	54.5	54.5	—	—
Cash equivalents	195.3	195.3	—	—
	$273.8	$249.8	$24.0	$—
Liabilities:
Derivative financial instruments	$1.4	$—	$1.4	$—

(1)
Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 11 - Derivative Instruments to the Condensed Consolidated Financial Statements for further discussion.

Note 16 – Related Party Transactions

The Company has a 41.9% interest in Axis, LLC (Axis), a joint venture. The Company purchased $1.6 million and $4.7 million of railcar components from Axis for the three and six months ended February 28, 2025, respectively, and $2.5 million and $4.8 million for the three and six months ended February 29, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in two reportable segments: Manufacturing and Leasing & Fleet Management. Our segments are operationally integrated. The Manufacturing segment, which primarily operates from facilities in the U.S., Mexico, Poland and Romania, produces freight railcars, tank cars, intermodal railcars, automotive railcar products, sustainable conversions, and a variety of parts for the rail industry. We also perform railcar maintenance, which includes wheel and axle servicing. The Leasing & Fleet Management segment owns approximately 16,600 railcars as of February 28, 2025. We also provide fleet management for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America.

We continue to execute on our multi-year strategy. Overall, demand in the marketplace is relatively steady for our products and services. We delivered strong results for the six months ended February 28, 2025, which included the following:

•
Margin percentage of 19.1% which was a 4.5% improvement compared to the same period last year. The increase was driven by operating efficiencies and a favorable product mix in our Manufacturing segment.
•
Net earnings attributable to Greenbrier increased $42.6 million or 65.9% compared to the same period last year. The increase was attributed to higher Margin as described above and an increase in Net gain on disposition of equipment attributed to higher sales of assets from our lease fleet.
•
Increased our owned lease fleet by 1,100 railcars, representing a 7.1% increase since August 31, 2024.

We believe our results highlight our continued focus on our strategic plan and we remain focused on increasing recurring revenue, expanding aggregate gross margin, and raising return on invested capital. Recurring revenue is defined as Leasing & Fleet Management revenue excluding the impact of syndication transactions. With a global footprint, supply chain and customer base, we are focused on navigating the impact of changing trade policies, such as tariffs, as well as general geopolitical and macroeconomic uncertainty.

Our railcar backlog was 20,400 units with an estimated value of $2.6 billion as of February 28, 2025, with deliveries extending into 2026 and beyond. Our backlog includes approximately $590 million of railcars intended for syndication which are supported by lease agreements with external customers and may be syndicated to third parties or held in our lease fleet depending on a variety of factors. Approximately 6% of backlog units and 5% of estimated backlog value as of February 28, 2025 was associated with our Brazilian manufacturing operations which is accounted for under the equity method.

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

As part of our continued optimization efforts of our industrial footprint, we are consolidating our European operations and approved the closure of one of our manufacturing facilities in Romania. We expect the closure to be completed in 2025.

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

Risks, uncertainties and other important factors described in Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2024 may have a material negative impact on our business, liquidity, results of operations and stock price. Beyond these general observations, we are unable to predict when, how, or with what magnitude these items will impact our business.

Three Months Ended February 28, 2025 Compared to the Three Months Ended February 29, 2024

Overview

Revenue, Cost of revenue, Margin and Earnings from operations presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three Months Ended
(in millions, except per share amounts)	February 28, 2025	February 29, 2024
Revenue
Manufacturing	$700.3	$811.0
Leasing & Fleet Management	61.8	51.7
	762.1	862.7
Cost of revenue
Manufacturing	605.4	725.4
Leasing & Fleet Management	18.1	15.1
	623.5	740.5
Margin
Manufacturing	94.9	85.6
Leasing & Fleet Management	43.7	36.6
	138.6	122.2
Selling and administrative expense	64.6	63.6
Net gain on disposition of equipment	(9.6)	(4.9)
Earnings from operations	83.6	63.5
Interest and foreign exchange	21.7	24.6
Earnings before income tax and earnings from unconsolidated affiliates	61.9	38.9
Income tax expense	(20.0)	(9.3)
Earnings before earnings from unconsolidated affiliates	41.9	29.6
Earnings from unconsolidated affiliates	4.3	4.0
Net earnings	46.2	33.6
Net (earnings) loss attributable to noncontrolling interest	5.7	(0.2)
Net earnings attributable to Greenbrier	$51.9	$33.4
Diluted earnings per common share	$1.56	$1.03

Performance for our segments is evaluated based on Earnings from operations. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Three Months Ended
(in millions)	February 28, 2025	February 29, 2024
Earnings (loss) from operations:
Manufacturing	$69.0	$63.4
Leasing & Fleet Management	45.6	33.2
Corporate	(31.0)	(33.1)
	$83.6	$63.5

Consolidated Results

	Three Months Ended
(in millions)	February 28, 2025	February 29, 2024	Increase (Decrease)	% Change
Revenue	$762.1	$862.7	$(100.6)	(11.7%)
Cost of revenue	$623.5	$740.5	$(117.0)	(15.8%)
Margin (%)	18.2%	14.2%	4.0%	*
Net earnings attributable to Greenbrier	$51.9	$33.4	$18.5	55.4%

* Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our reportable segments, which have various selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our financial results.

Revenue decreased 11.7% for the three months ended February 28, 2025 as compared to the three months ended February 29, 2024 primarily due to a 5.7% decrease in railcar deliveries and a change in product mix.

Cost of revenue decreased 15.8% for the three months ended February 28, 2025 as compared to the three months ended February 29, 2024 primarily due to operating efficiencies within our Manufacturing segment and a 5.7% decrease in railcar deliveries.

Margin percentage increased 4.0% for the three months ended February 28, 2025 compared to the three months ended February 29, 2024 primarily due to operating efficiencies within our Manufacturing segment.

Net earnings attributable to Greenbrier increased $18.5 million for the three months ended February 28, 2025 as compared to the three months ended February 29, 2024 primarily due to:

•
$16.4 million increase in Margin primarily due to operating efficiencies within our Manufacturing segment and a $7.8 million increase in rents associated with a larger fleet and improved lease rates in our Leasing & Fleet Management segment during the three months ended February 28, 2025.
•
$5.9 million increase in net loss attributable to noncontrolling interest primarily due to lower railcar deliveries at our Mexican railcar manufacturing joint venture during the three months ended February 28, 2025.
•
$4.7 million increase in Net gain on disposition of equipment attributed to higher sales of assets from our lease fleet during the three months ended February 28, 2025.

This was partially offset by the following:

•
$10.7 million increase in Income tax expense due to higher pre-tax earnings and jurisdictional earnings mix.

Manufacturing Segment

	Three Months Ended
(In millions, except railcar deliveries)	February 28, 2025	February 29, 2024	Increase (Decrease)	% Change
Revenue	$700.3	$811.0	$(110.7)	(13.6%)
Cost of revenue	$605.4	$725.4	$(120.0)	(16.5%)
Margin (%)	13.6%	10.6%	3.0%	*
Earnings from operations ($)	$69.0	$63.4	$5.6	8.8%
Earnings from operations (%)	9.9%	7.8%	2.1%	*
Deliveries	5,000	5,300	(300)	(5.7%)

* Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of railcar products, components and the conversion of existing or in-service railcars. Manufacturing also generates revenue by providing railcar maintenance services.

Manufacturing Revenue decreased $110.7 million or 13.6% for the three months ended February 28, 2025 compared to the three months ended February 29, 2024 primarily due to a 5.7% decrease in railcar deliveries and a change in product mix.

Manufacturing Cost of revenue decreased $120.0 million or 16.5% for the three months ended February 28, 2025 compared to the three months ended February 29, 2024. The decrease was primarily attributed to operating efficiencies and a 5.7% decrease in railcar deliveries during the three months ended February 28, 2025.

Manufacturing Margin percentage increased 3.0% for the three months ended February 28, 2025 compared to the three months ended February 29, 2024. The increase was primarily attributed to operating efficiencies during the three months ended February 28, 2025.

Manufacturing Earnings from operations increased $5.6 million for the three months ended February 28, 2025 compared to the three months ended February 29, 2024. The increase was primarily attributed to operating efficiencies during the three months ended February 28, 2025. This was partially offset by a 5.7% decrease in railcar deliveries.

Leasing & Fleet Management Segment

	Three Months Ended
(in millions)	February 28, 2025	February 29, 2024	Increase (Decrease)	% Change
Revenue	$61.8	$51.7	$10.1	19.5%
Cost of revenue	$18.1	$15.1	$3.0	19.9%
Margin (%)	70.7%	70.8%	(0.1%)	*
Earnings from operations ($)	$45.6	$33.2	$12.4	37.3%
Earnings from operations (%)	73.8%	64.2%	9.6%	*

* Not meaningful

The Leasing & Fleet Management segment generates revenue from leasing railcars from our lease fleet, providing various fleet management, syndication activity associated with leases attached to new railcar sales, interim rent on leased railcars for syndication and the sale of railcars purchased from third parties with the intent to resell.

Leasing & Fleet Management Revenue increased $10.1 million or 19.5% for the three months ended February 28, 2025 compared to the three months ended February 29, 2024. The increase was primarily attributed to an increase of $7.8 million in rents associated with growth of the fleet and improved lease rates in addition to higher syndication activity during the three months ended February 28, 2025.

Leasing & Fleet Management Cost of revenue increased $3.0 million or 19.9% for the three months ended February 28, 2025 compared to the three months ended February 29, 2024. The increase was primarily due to higher costs from a larger fleet during the three months ended February 28, 2025.

Leasing & Fleet Management Margin percentage decreased 0.1% for the three months ended February 28, 2025 compared to the three months ended February 29, 2024. The decrease was primarily attributed to higher sales of railcars that we purchased from third parties, which have lower margin percentages, during the three months ended February 28, 2025. This was partially offset by improved lease rates and higher syndication activity for the three months ended February 28, 2025.

Leasing & Fleet Management Earnings from operations increased $12.4 million for the three months ended February 28, 2025 compared to the three months ended February 29, 2024. The increase was primarily attributed to higher rents associated with a larger fleet and improved lease rates, a $4.3 million increase in net gain on disposition of equipment from higher sales of assets from our lease fleet and higher syndication activity for the three months ended February 28, 2025.

Selling and Administrative Expense

	Three Months Ended
(in millions)	February 28, 2025	February 29, 2024	Increase (Decrease)	% Change
Selling and administrative expense	$64.6	$63.6	$1.0	1.6%

Selling and administrative expense was $64.6 million for the three months ended February 28, 2025 compared to $63.6 million for the prior comparable period. The $1.0 million increase was primarily attributed to higher employee-related costs for the three months ended February 28, 2025.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment typically includes the sale of assets from our lease fleet (Equipment on operating leases, net) and disposition of property, plant and equipment. Assets are periodically sold in the normal course of business in order to optimize our lease fleet and to manage risk and liquidity.

Net gain on disposition of equipment was $9.6 million for the three months ended February 28, 2025 compared to $4.9 million for the prior comparable period. The increase in Net gain on disposition of equipment was primarily attributed to higher sales of assets from our lease fleet during the three months ended February 28, 2025.

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

	Three Months Ended
(in millions)	February 28, 2025	February 29, 2024	Increase (Decrease)
Interest and foreign exchange:
Interest and other expense, net	$20.4	$23.9	$(3.5)
Foreign exchange loss, net	1.3	0.7	0.6
	$21.7	$24.6	$(2.9)

The $2.9 million decrease in Interest and foreign exchange expense for the three months ended February 28, 2025 compared to the three months ended February 29, 2024 was primarily attributed to higher interest income during the three months ended February 28, 2025.

Income Tax

For the three months ended February 28, 2025, we had Income tax expense of $20.0 million on pre-tax income of $61.9 million for an effective tax rate of 32.3%. The effective tax rate was impacted by net unfavorable discrete items related to our foreign subsidiaries.

For the three months ended February 29, 2024, we had Income tax expense of $9.3 million on pre-tax income of $38.9 million for an effective tax rate of 23.9%. The effective tax rate benefited from net favorable discrete items related to our foreign subsidiaries.

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

Earnings from unconsolidated affiliates were $4.3 million and $4.0 million for the three months ended February 28, 2025 and February 29, 2024, respectively. The increase was primarily related to $0.5 million in higher earnings at our Brazil operations for the three months ended February 28, 2025.

Noncontrolling Interest

Net loss attributable to noncontrolling interest was $5.7 million for the three months ended February 28, 2025 compared to Net earnings attributable to noncontrolling interest of $0.2 million for the three months ended February 29, 2024. Net (earnings) loss attributable to noncontrolling interest primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations. The $5.9 million change from the prior year is primarily a result of a decrease in earnings due to lower railcar deliveries at our Mexican railcar manufacturing joint venture.

Six Months Ended February 28, 2025 Compared to the Six Months Ended February 29, 2024

Overview

Revenue, Cost of revenue, Margin and Earnings from operations presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Six Months Ended
(in millions, except per share amounts)	February 28, 2025	February 29, 2024
Revenue
Manufacturing	$1,520.7	$1,570.7
Leasing & Fleet Management	117.3	100.8
	1,638.0	1,671.5
Cost of revenue
Manufacturing	1,285.8	1,397.9
Leasing & Fleet Management	40.0	30.1
	1,325.8	1,428.0
Margin
Manufacturing	234.9	172.8
Leasing & Fleet Management	77.3	70.7
	312.2	243.5
Selling and administrative expense	126.6	119.9
Net gain on disposition of equipment	(9.8)	(4.8)
Earnings from operations	195.4	128.4
Interest and foreign exchange	45.1	47.8
Earnings before income tax and earnings from unconsolidated affiliates	150.3	80.6
Income tax expense	(53.4)	(19.3)
Earnings before earnings from unconsolidated affiliates	96.9	61.3
Earnings from unconsolidated affiliates	8.4	5.5
Net earnings	105.3	66.8
Net (earnings) loss attributable to noncontrolling interest	1.9	(2.2)
Net earnings attributable to Greenbrier	$107.2	$64.6
Diluted earnings per common share	$3.28	$1.99

Performance for our segments is evaluated based on Earnings from operations. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Six Months Ended
(in millions)	February 28, 2025	February 29, 2024
Earnings (loss) from operations:
Manufacturing	$185.1	$128.3
Leasing & Fleet Management	72.3	59.5
Corporate	(62.0)	(59.4)
	$195.4	$128.4

Consolidated Results

	Six Months Ended
(in millions)	February 28, 2025	February 29, 2024	Increase (Decrease)	% Change
Revenue	$1,638.0	$1,671.5	$(33.5)	(2.0%)
Cost of revenue	$1,325.8	$1,428.0	$(102.2)	(7.2%)
Margin (%)	19.1%	14.6%	4.5%	*
Net earnings attributable to Greenbrier	$107.2	$64.6	$42.6	65.9%

* Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our reportable segments, which have various selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our financial results.

Revenue decreased 2.0% for the six months ended February 28, 2025 as compared to the six months ended February 29, 2024 primarily due to a $30.4 million reduction in railcar maintenance services revenue due to lower volumes in addition to a change in railcar manufacturing product mix. This was partially offset by a $16.5 million increase in Revenue in our Leasing & Fleet Management segment primarily attributed to higher rents associated with a larger fleet and improved lease rates in addition to an increase in the sale of railcars which we had purchased from third parties with the intent to resell during the six months ended February 28, 2025.

Cost of revenue decreased 7.2% for the six months ended February 28, 2025 as compared to the six months ended February 29, 2024 primarily due to operating efficiencies within our Manufacturing segment and a decrease in railcar maintenance service volumes.

Margin percentage increased 4.5% for the six months ended February 28, 2025 compared to the six months ended February 29, 2024 primarily due to operating efficiencies within our Manufacturing segment. This was partially offset by a 4.2% decrease in Leasing & Fleet Management Margin percentage for the six months ended February 28, 2025 primarily attributed to higher sales of railcars that we purchased from third parties, which have lower margin percentages, and lower syndication activity.

Net earnings attributable to Greenbrier increased $42.6 million for the six months ended February 28, 2025 as compared to the six months ended February 29, 2024 primarily due to:

•
$68.7 million increase in Margin primarily due to operating efficiencies within our Manufacturing segment for the six months ended February 28, 2025.
•
$5.0 million increase in Net gain on disposition of equipment attributed to higher sales of assets from our lease fleet during the six months ended February 28, 2025.

This was partially offset by the following:

•
$34.1 million increase in Income tax expense due to higher pre-tax earnings, jurisdictional earnings mix, and net unfavorable discrete items related to our foreign subsidiaries.
•
$6.7 million increase in Selling and administrative expense primarily attributed to higher employee-related costs for the six months ended February 28, 2025.

Manufacturing Segment

	Six Months Ended
(In millions, except railcar deliveries)	February 28, 2025	February 29, 2024	Increase (Decrease)	% Change
Revenue	$1,520.7	$1,570.7	$(50.0)	(3.2%)
Cost of revenue	$1,285.8	$1,397.9	$(112.1)	(8.0%)
Margin (%)	15.4%	11.0%	4.4%	*
Earnings from operations ($)	$185.1	$128.3	$56.8	44.3%
Earnings from operations (%)	12.2%	8.2%	4.0%	*
Deliveries	10,600	10,500	100	1.0%

* Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of railcar products, components and the conversion of existing or in-service railcars. Manufacturing also generates revenue by providing railcar maintenance services.

Manufacturing Revenue decreased $50.0 million or 3.2% for the six months ended February 28, 2025 compared to the six months ended February 29, 2024 primarily from a $30.4 million reduction in railcar maintenance services revenue due to lower volumes in addition to a change in railcar manufacturing product mix. These were partially offset by a 1.0% increase in railcar deliveries for the six months ended February 28, 2025.

Manufacturing Cost of revenue decreased $112.1 million or 8.0% for the six months ended February 28, 2025 compared to the six months ended February 29, 2024. The decrease was primarily attributed to operating efficiencies and a decrease in railcar maintenance service volumes during the six months ended February 28, 2025. These were partially offset by a 1.0% increase in railcar deliveries.

Manufacturing Margin percentage increased 4.4% for the six months ended February 28, 2025 compared to the six months ended February 29, 2024. The increase was primarily attributed to operating efficiencies during the six months ended February 28, 2025.

Manufacturing Earnings from operations increased $56.8 million for the six months ended February 28, 2025 compared to the six months ended February 29, 2024. The increase was primarily attributed to operating efficiencies and a 1.0% increase in railcar deliveries during the six months ended February 28, 2025.

Leasing & Fleet Management Segment

	Six Months Ended
(in millions)	February 28, 2025	February 29, 2024	Increase (Decrease)	% Change
Revenue	$117.3	$100.8	$16.5	16.4%
Cost of revenue	$40.0	$30.1	$9.9	32.9%
Margin (%)	65.9%	70.1%	(4.2%)	*
Earnings from operations ($)	$72.3	$59.5	$12.8	21.5%
Earnings from operations (%)	61.6%	59.0%	2.6%	*

* Not meaningful

The Leasing & Fleet Management segment generates revenue from leasing railcars from our lease fleet, providing various fleet management, syndication activity associated with leases attached to new railcar sales, interim rent on leased railcars for syndication and the sale of railcars purchased from third parties with the intent to resell.

Leasing & Fleet Management Revenue increased $16.5 million or 16.4% for the six months ended February 28, 2025 compared to the six months ended February 29, 2024. The increase was primarily attributed to an increase of $14.4 million in rents associated with growth of the fleet and improved lease rates in addition to a $6.8 million increase in the sale of railcars which we had purchased from third parties with the intent to resell during the six months ended February 28, 2025. These were partially offset by lower syndication activity during the six months ended February 29, 2024.

Leasing & Fleet Management Cost of revenue increased $9.9 million or 32.9% for the six months ended February 28, 2025 compared to the six months ended February 29, 2024. The increase was primarily due to higher costs from an increase in the volume of railcars sold that we purchased from third parties and a larger fleet during the six months ended February 28, 2025.

Leasing & Fleet Management Margin percentage decreased 4.2% for the six months ended February 28, 2025 compared to the six months ended February 29, 2024. The decrease was primarily attributed to higher sales of railcars that we purchased from third parties, which have lower margin percentages, and lower syndication activity for the six months ended February 28, 2025. These were partially offset by improved lease rates for the six months ended February 28, 2025.

Leasing & Fleet Management Earnings from operations increased $12.8 million for the six months ended February 28, 2025 compared to the six months ended February 29, 2024. The increase was primarily attributed to higher rents associated with a larger fleet and improved lease rates in addition to a $4.4 million increase in net gain on disposition of equipment from higher sales of assets from our lease fleet for the six months ended February 28, 2025. These were partially offset by lower syndication activity for the six months ended February 28, 2025.

Selling and Administrative Expense

	Six Months Ended
(in millions)	February 28, 2025	February 29, 2024	Increase (Decrease)	% Change
Selling and administrative expense	$126.6	$119.9	$6.7	5.6%

Selling and administrative expense was $126.6 million for the six months ended February 28, 2025 compared to $119.9 million for the prior comparable period. The $6.7 million increase was primarily attributed to higher employee-related costs for the six months ended February 28, 2025.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment typically includes the sale of assets from our lease fleet (Equipment on operating leases, net) and disposition of property, plant and equipment. Assets are periodically sold in the normal course of business in order to optimize our lease fleet and to manage risk and liquidity.

Net gain on disposition of equipment was $9.8 million for the six months ended February 28, 2025 compared to $4.8 million for the prior comparable period. The increase in Net gain on disposition of equipment was primarily attributed to higher sales of assets from our lease fleet during the six months ended February 28, 2025.

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

	Six Months Ended
(in millions)	February 28, 2025	February 29, 2024	Increase (Decrease)
Interest and foreign exchange:
Interest and other expense, net	$40.5	$45.8	$(5.3)
Foreign exchange loss, net	4.6	2.0	2.6
	$45.1	$47.8	$(2.7)

The $2.7 million decrease in Interest and foreign exchange expense for the six months ended February 28, 2025 compared to the six months ended February 29, 2024 was attributed to a higher interest income during the six months ended February 28, 2025. This was partially offset by a $2.6 million increase in foreign exchange loss primarily due to the change in the Brazilian Real's and Mexican Peso's foreign exchange rate relative to the U.S. Dollar.

Income Tax

For the six months ended February 28, 2025, we had Income tax expense of $53.4 million on pre-tax income of $150.3 million for an effective tax rate of 35.5%. The effective tax rate was impacted by net unfavorable discrete items related to our foreign subsidiaries.

For the six months ended February 29, 2024, we had Income tax expense of $19.3 million on pre-tax income of $80.6 million for an effective tax rate of 23.9%. The effective tax rate benefited from net favorable discrete items related to our foreign subsidiaries.

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

During the six months ended February 28, 2025, we became subject to minimum tax legislation in Europe modeled after the Organization for Economic Co-operation and Development (OECD) Global Anti-Base Erosion Model Rules (Pillar Two). At this time, we do not expect Pillar Two to have a material impact on our Consolidated Financial Statements and will continue to monitor our potential exposure as the U.S., Mexico and Brazil work to enact similar legislation that aligns with the OECD framework.

Earnings From Unconsolidated Affiliates

Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil. We record the results from these unconsolidated affiliates on an after-tax basis.

Earnings from unconsolidated affiliates were $8.4 million and $5.5 million for the six months ended February 28, 2025 and February 29, 2024, respectively. The increase was primarily related to $2.1 million in higher earnings at our Brazil operations for the six months ended February 28, 2025.

Noncontrolling Interest

Net loss attributable to noncontrolling interest was $1.9 million for the six months ended February 28, 2025 compared to Net earnings attributable to noncontrolling interest of $2.2 million for the six months ended February 29, 2024. Net (earnings) loss attributable to noncontrolling interest primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

Liquidity and Capital Resources

	Six Months Ended
(in millions)	February 28, 2025	February 29, 2024
Net cash provided by operating activities	$28.5	$54.4
Net cash used in investing activities	(65.0)	(163.1)
Net cash provided by (used in) financing activities	(31.7)	79.7
Effect of exchange rate changes	1.5	(1.7)
Decrease in Cash and cash equivalents and Restricted cash	$(66.7)	$(30.7)

We continue to be financed through cash generated from operations and borrowings. At February 28, 2025 Cash and cash equivalents and Restricted cash were $301.9 million, a decrease of $66.7 million from $368.6 million at August 31, 2024.

Cash Flows From Operating Activities

The $25.9 million decrease in Net cash provided by operating activities for the six months ended February 28, 2025 compared to the six months ended February 29, 2024 was primarily due to a $139.7 million change in Leased railcars for syndication due to timing of syndication activity. This was partially offset by a $48.9 million change in Deferred income taxes, a $38.5 million increase in Net earnings and a $22.0 million net change in working capital accounts, primarily Inventories, Deferred revenue, and Accounts payable and accrued liabilities.

Cash Flows From Investing Activities

Net cash used in investing activities primarily related to capital expenditures net of Proceeds from the sale of assets. The $98.1 million decrease in cash used in investing activities for the six months ended February 28, 2025 was primarily attributable to a $64.1 million decrease in Capital expenditures and a $29.7 million increase in proceeds from the sale of assets compared to the six months ended February 29, 2024.

	Six Months Ended
(in millions)	February 28, 2025	February 29, 2024
Capital expenditures:
Leasing & Fleet Management	$(38.5)	$(132.3)
Manufacturing	(87.9)	(58.2)
Total capital expenditures (gross)	$(126.4)	$(190.5)
Proceeds from sales of assets	55.6	25.9
Total capital expenditures (net of proceeds)	$(70.8)	$(164.6)

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

Gross capital expenditures for 2025 are expected to be approximately $300 million for Leasing & Fleet Management and approximately $120 million for Manufacturing. Capital expenditures for 2025 primarily relate to additions to our lease fleet reflecting our leasing strategy and continued investments into the safety and productivity of our facilities.

Cash Flows From Financing Activities

The $111.4 million change in Net cash provided by (used in) financing activities for the six months ended February 28, 2025 compared to the six months ended February 29, 2024 was primarily attributed to $131.6 million in lower proceeds from the issuance of notes payable, net of repayments. This was partially offset by a $19.7 million increase in net proceeds from revolving notes.

During the six months ended February 29, 2024 we issued $178.5 million of asset backed securities and used proceeds to pay down $139.9 million of our GBX Leasing warehouse facility. We also drew $65.1 million on the GBX Leasing warehouse facility to grow the fleet.

Dividend & Share Repurchase Program

A quarterly dividend of $0.32 per share was declared on April 1, 2025.

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

During the six months ended February 28, 2025, there were no shares repurchased. During the six months ended February 29, 2024, we repurchased a total of 38 thousand shares for $1.3 million. As of February 28, 2025, the amount remaining for repurchase under the share repurchase program was $100.0 million.

Cash, Borrowing Availability and Credit Facilities

As of February 28, 2025, we had $263.5 million in Cash and cash equivalents and $488.0 million in available borrowings. The available balance to draw under committed credit facilities includes $366.0 million on the North American credit facility, $26.0 million on the European credit facilities and $96.0 million on the Mexican credit facilities.

Senior secured credit facilities aggregated to $1.3 billion as of February 28, 2025 which consisted of the following components:

Nonrecourse credit facilities

GBX Leasing – As of February 28, 2025, a $450.0 million nonrecourse warehouse credit facility existed to support the operations of GBX Leasing. Advances under this facility bear interest at the Secured Overnight Financing Rate (SOFR) plus 1.70%. Interest rate swap agreements cover approximately 88% of the outstanding balance to swap the floating interest rate to a fixed rate. The warehouse credit facility converts to a term loan in September 2027 and matures in September 2029.

Other credit facilities

North America – As of February 28, 2025, a $600.0 million revolving line of credit, maturing August 2026, secured by substantially all our U.S. assets not otherwise pledged as security for term loans or the warehouse credit facility, existed to provide working capital and interim financing of equipment, principally for our U.S. and Mexican operations. Advances under this North American credit facility bear interest at SOFR plus 1.50% plus 0.10% as a SOFR adjustment or Prime plus 0.50% depending on the type of borrowing. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios.

Europe – As of February 28, 2025, lines of credit totaling $75.0 million secured by certain of our European assets, with variable rates that range from WIBOR plus 1.10% to WIBOR plus 1.40% and EURIBOR plus 1.90%, were available for working capital needs of our European manufacturing operations. The European lines of credit include $31.2 million which is guaranteed by us. European credit facilities are regularly renewed. Currently, these European credit facilities have maturities that range from June 2025 through September 2026.

Mexico – As of February 28, 2025, our Mexican railcar manufacturing operations had lines of credit totaling $166.0 million for working capital needs, $66.0 million of which we and our joint venture partner have each guaranteed 50%.

Advances under these facilities bear interest at variable rates that range from SOFR plus 2.22% to SOFR plus 4.25%. Currently, the Mexican credit facilities have maturities that range from June 2026 through March 2027.

Credit facility balances:

(in millions)	February 28, 2025	August 31, 2024
Nonrecourse credit facility balances
GBX Leasing	$233.0	$194.9
Other credit facility balances
North America	20.0	—
Europe	49.0	46.7
Mexico	70.0	110.0
Total Revolving notes	$372.0	$351.6

Outstanding commitments under the North American credit facility included letters of credit which totaled $6.6 million and $5.9 million as of February 28, 2025 and August 31, 2024, respectively.

Other Information

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into financing leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of February 28, 2025, we were in compliance with all such restrictive covenants.

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

To mitigate the exposure to changes in interest rates, we have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $701.9 million of variable rate debt to fixed rate debt as of February 28, 2025.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign exchange contracts to protect revenue or margin on a portion of forecasted foreign currency sales and expenses. At February 28, 2025 exchange rates, notional amounts of foreign exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $166.3 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact that a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At February 28, 2025, net assets of foreign subsidiaries aggregated to $159.1 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $15.9 million, or 1.1% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $701.9 million of variable rate debt to fixed rate debt. Notwithstanding these interest rate swap agreements, we are still exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At February 28, 2025, 87% of our outstanding debt had fixed rates and 13% had variable rates. At February 28, 2025, a uniform increase by 10% in variable interest rates would result in approximately $0.9 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. The share repurchase program has an expiration date of January 31, 2027. The amount remaining for purchase was $100.0 million as of February 28, 2025. There were no share repurchases under this program during the three months ended February 28, 2025.

Item 5. Other Information

The Company and Adrian J. Downes previously entered into a Transition and Consulting Agreement as of April 2, 2024. On April 4, 2025, the Company and Mr. Downes entered into an Amendment Letter pursuant to which the Company and Mr. Downes agreed to extend the term of Mr. Downes’ services under the Transition and Consulting Agreement through October 31, 2025, and reduced his cash compensation for the extended term to $1,000 per month. The foregoing description of the Amendment Letter does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment Letter, which is filed as an exhibit to this Quarterly Report on Form 10-Q.

Trading Plan Arrangements

During the three months ended February 28, 2025, no officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

(a)
List of Exhibits:

10.1*	Amendment No. 1 to Transition and Consulting Agreement between The Greenbrier Companies, Inc. and Adrian J. Downes, effective as of April 1, 2025.

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (Formatted as inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan or arrangement

Note: For all exhibits incorporated by reference, unless otherwise noted above, the SEC file number is 001-13146.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date:	April 8, 2025	By:	/s/ Michael J. Donfris
Michael J. Donfris
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)