Form 10-Q
period 2025-05-31
GREENBRIER COMPANIES INC
filed 2025-07-02
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2025

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, without par value, outstanding on June 26, 2025 was 30,883,672 shares.

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
•
impacts from international conflicts or other geopolitical events, including the war in Ukraine and military conflict in the Middle East;

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

(In millions, except number of shares which are reflected in thousands, unaudited)

	May 31, 2025	August 31, 2024
Assets
Cash and cash equivalents	$296.8	$351.8
Restricted cash	45.2	16.8
Accounts receivable, net	507.7	523.8
Income tax receivable	33.7	45.1
Inventories	707.6	770.9
Leased railcars for syndication	248.6	130.7
Equipment on operating leases, net	1,300.4	1,243.5
Property, plant and equipment, net	711.7	711.7
Investment in unconsolidated affiliates	95.0	87.3
Intangibles and other assets, net	277.3	244.4
Goodwill	129.2	128.5
	$4,353.2	$4,254.5
Liabilities and Equity
Revolving notes	$378.8	$351.6
Accounts payable and accrued liabilities	696.2	731.4
Deferred income taxes	151.9	130.1
Deferred revenue	32.5	58.9
Notes payable, net	1,383.9	1,404.2

Commitments and contingencies (Note 15)

Contingently redeemable noncontrolling interest	40.1	41.7

Equity
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 30,883 and 31,135 shares outstanding at May 31, 2025 and August 31, 2024	—	—
Additional paid-in capital	361.1	375.1
Retained earnings	1,172.5	1,035.0
Accumulated other comprehensive loss	(29.6)	(34.0)
Total equity – Greenbrier	1,504.0	1,376.1
Noncontrolling interest	165.8	160.5
Total equity	1,669.8	1,536.6
	$4,353.2	$4,254.5

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Income

(In millions, except number of shares which are reflected in thousands and per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Revenue
Manufacturing	$778.2	$755.0	$2,298.9	$2,325.7
Leasing & Fleet Management	64.5	65.2	181.8	166.0
	842.7	820.2	2,480.7	2,491.7
Cost of revenue
Manufacturing	672.6	672.2	1,958.4	2,070.1
Leasing & Fleet Management	18.6	24.2	58.6	54.3
	691.2	696.4	2,017.0	2,124.4
Margin	151.5	123.8	463.7	367.3
Selling and administrative expense	65.9	59.3	192.5	179.2
Net gain on disposition of equipment	(7.0)	(7.8)	(16.8)	(12.6)
Earnings from operations	92.6	72.3	288.0	200.7
Interest and foreign exchange	13.2	24.7	58.3	72.5
Earnings before income tax and earnings from unconsolidated affiliates	79.4	47.6	229.7	128.2
Income tax expense	(18.1)	(10.7)	(71.5)	(30.0)
Earnings before earnings from unconsolidated affiliates	61.3	36.9	158.2	98.2
Earnings from unconsolidated affiliates	6.2	3.7	14.6	9.2
Net earnings	67.5	40.6	172.8	107.4
Net earnings attributable to noncontrolling interest	(7.4)	(6.7)	(5.5)	(8.9)
Net earnings attributable to Greenbrier	$60.1	$33.9	$167.3	$98.5
Basic earnings per common share	$1.92	$1.09	$5.35	$3.17
Diluted earnings per common share	$1.86	$1.06	$5.18	$3.05
Weighted average common shares
Basic	31,186	31,131	31,269	31,091
Diluted	32,184	32,021	32,272	32,456

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Comprehensive Income

(In millions, unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Net earnings	$67.5	$40.6	$172.8	$107.4

Other comprehensive income (loss)
Translation adjustment	15.1	(1.3)	3.9	(3.1)
Reclassification of derivative financial instruments recognized in net earnings[1]	(3.4)	(4.2)	(10.3)	(11.7)
Unrealized gain (loss) on derivative financial instruments[2]	(0.9)	6.4	10.0	13.5
Other (net of tax effect)	0.4	—	0.8	0.6
	11.2	0.9	4.4	(0.7)
Comprehensive income	78.7	41.5	177.2	106.7
Comprehensive income attributable to noncontrolling interest	(7.4)	(6.7)	(5.5)	(8.9)
Comprehensive income attributable to Greenbrier	$71.3	$34.8	$171.7	$97.8

1 Net of tax effect of $0.9 million and $1.2 million for the three months ended May 31, 2025 and May 31, 2024, respectively, and $2.6 million and $3.1 million for the nine months ended May 31, 2025 and May 31, 2024, respectively.

2 Net of tax effect of $1.2 million and ($1.7 million) for the three months ended May 31, 2025 and May 31, 2024, respectively, and ($2.8 million) and ($3.5 million) for the nine months ended May 31, 2025 and May 31, 2024, respectively.

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Equity

(In millions, except per share amounts, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2024	31.1	$375.1	$1,035.0	$(34.0)	$1,376.1	$160.5	$1,536.6	$41.7
Net earnings	—	—	167.3	—	167.3	7.1	174.4	(1.6)
Other comprehensive income, net	—	—	—	4.4	4.4	—	4.4	—
Noncontrolling interest adjustments	—	—	—	—	—	9.1	9.1	—
Joint venture partner distribution declared	—	—	—	—	—	(10.9)	(10.9)	—
Restricted stock awards (net of cancellations)	0.3	13.3	—	—	13.3	—	13.3	—
Unamortized restricted stock	—	(18.9)	—	—	(18.9)	—	(18.9)	—
Stock based compensation expense	—	13.4	—	—	13.4	—	13.4	—
Repurchase of stock	(0.5)	(21.8)	—	—	(21.8)	—	(21.8)	—
Cash dividends ($0.92 per share)	—	—	(29.8)	—	(29.8)	—	(29.8)	—
Balance May 31, 2025	30.9	$361.1	$1,172.5	$(29.6)	$1,504.0	$165.8	$1,669.8	$40.1

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance February 28, 2025	31.4	$378.3	$1,122.7	$(40.8)	$1,460.2	$160.3	$1,620.5	$41.2
Net earnings	—	—	60.1	—	60.1	8.5	68.6	(1.1)
Other comprehensive income, net	—	—	—	11.2	11.2	—	11.2	—
Noncontrolling interest adjustments	—	—	—	—	—	1.2	1.2	—
Joint venture partner distribution declared	—	—	—	—	—	(4.2)	(4.2)	—
Restricted stock awards (net of cancellations)	—	0.7	—	—	0.7	—	0.7	—
Unamortized restricted stock	—	(0.8)	—	—	(0.8)	—	(0.8)	—
Stock based compensation expense	—	4.7	—	—	4.7	—	4.7	—
Repurchase of stock	(0.5)	(21.8)	—	—	(21.8)	—	(21.8)	—
Cash dividends ($0.32 per share)	—	—	(10.3)	—	(10.3)	—	(10.3)	—
Balance May 31, 2025	30.9	$361.1	$1,172.5	$(29.6)	$1,504.0	$165.8	$1,669.8	$40.1

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2023	30.9	$364.4	$897.5	$(7.3)	$1,254.6	$155.6	$1,410.2	$55.6
Net earnings	—	—	98.5	—	98.5	8.2	106.7	0.7
Other comprehensive loss, net	—	—	—	(0.7)	(0.7)	—	(0.7)	—
Noncontrolling interest adjustments	—	—	—	—	—	1.7	1.7	—
Joint venture partner distribution declared	—	—	—	—	—	(7.2)	(7.2)	—
Restricted stock awards (net of cancellations)	0.2	14.5	—	—	14.5	—	14.5	—
Unamortized restricted stock	—	(19.6)	—	—	(19.6)	—	(19.6)	—
Stock based compensation expense	—	12.2	—	—	12.2	—	12.2	—
Repurchase of stock	—	(1.3)	—	—	(1.3)	—	(1.3)	—
Cash dividends ($0.90 per share)	—	—	(29.1)	—	(29.1)	—	(29.1)	—
Balance May 31, 2024	31.1	$370.2	$966.9	$(8.0)	$1,329.1	$158.3	$1,487.4	$56.3

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance February 29, 2024	31.1	$366.1	$942.7	$(8.9)	$1,299.9	$154.6	$1,454.5	$56.0
Net earnings	—	—	33.9	—	33.9	6.4	40.3	0.3
Other comprehensive income, net	—	—	—	0.9	0.9	—	0.9	—
Noncontrolling interest adjustments	—	—	—	—	—	0.1	0.1	—
Joint venture partner distribution declared	—	—	—	—	—	(2.8)	(2.8)	—
Restricted stock awards (net of cancellations)	—	0.4	—	—	0.4	—	0.4	—
Unamortized restricted stock	—	(0.4)	—	—	(0.4)	—	(0.4)	—
Stock based compensation expense	—	4.1	—	—	4.1	—	4.1	—
Cash dividends ($0.30 per share)	—	—	(9.7)	—	(9.7)	—	(9.7)	—
Balance May 31, 2024	31.1	$370.2	$966.9	$(8.0)	$1,329.1	$158.3	$1,487.4	$56.3

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Cash Flows

(In millions, unaudited)

	Nine Months Ended
	May 31, 2025	May 31, 2024
Cash flows from operating activities
Net earnings	$172.8	$107.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income taxes	8.7	(33.1)
Depreciation and amortization	89.3	82.3
Net gain on disposition of equipment	(16.8)	(12.6)
Stock based compensation expense	13.4	12.2
Noncontrolling interest adjustments	9.1	1.7
Other	2.6	3.1
Decrease (increase) in assets:
Accounts receivable, net	15.2	43.3
Income tax receivable	11.4	22.2
Inventories	39.3	6.4
Leased railcars for syndication	(133.5)	(29.8)
Other assets	0.8	2.4
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(17.8)	(94.2)
Deferred revenue	(26.8)	27.1
Net cash provided by operating activities	167.7	138.4
Cash flows from investing activities
Proceeds from sales of assets	75.4	67.9
Capital expenditures	(209.1)	(324.7)
Cash distribution from unconsolidated affiliates and other	6.2	2.5
Net cash used in investing activities	(127.5)	(254.3)
Cash flows from financing activities
Net change in revolving notes with maturities of 90 days or less	12.3	19.0
Proceeds from revolving notes with maturities longer than 90 days	48.2	176.9
Repayments of revolving notes with maturities longer than 90 days	(34.2)	(145.8)
Proceeds from issuance of notes payable	48.8	180.5
Repayments of notes payable	(71.5)	(78.9)
Debt issuance costs	(5.0)	(2.8)
Repurchase of stock	(21.8)	(1.3)
Dividends	(29.7)	(29.1)
Cash distribution to joint venture partner	(10.9)	(7.2)
Tax payments for net share settlement of restricted stock	(5.6)	(5.2)
Net cash provided by (used in) financing activities	(69.4)	106.1
Effect of exchange rate changes	2.6	(1.1)
Decrease in Cash and cash equivalents and Restricted cash	(26.6)	(10.9)
Cash and cash equivalents and Restricted cash
Beginning of period	368.6	302.7
End of period	$342.0	$291.8
Balance sheet reconciliation
Cash and cash equivalents	$296.8	$271.6
Restricted cash	45.2	20.2
Total Cash and cash equivalents and Restricted cash as presented above	$342.0	$291.8
Cash paid during the period for
Interest	$64.2	$65.9
Income taxes paid, net	$28.3	$40.3
Non-cash activity
Transfers between Leased railcars for syndication and Inventories and Equipment on operating leases, net	$42.5	$66.8
Capital expenditures accrued in Accounts payable and accrued liabilities	$8.0	$15.7
Change in Accounts payable and accrued liabilities associated with dividends declared	$0.1	$—

The accompanying notes are an integral part of these financial statements

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries as of May 31, 2025 and for the three and nine months ended May 31, 2025 and May 31, 2024 have been prepared to reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. References in this Quarterly Report on Form 10-Q to the “Company,” “Greenbrier,” “we,” “us” and “our” refer to The Greenbrier Companies, Inc. and, where appropriate, its subsidiaries. All references to years refer to the fiscal years ended August 31st unless otherwise noted. The results of operations for the three and nine months ended May 31, 2025 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2025.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these unaudited financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2024.

Effective September 1, 2024, the Company combined the former Maintenance Services and Manufacturing segments into a single reportable segment, Manufacturing. The combined Manufacturing reportable segment reflects a comprehensive production operation that allows the Company to streamline production processes and resources to better serve customers. Separately, the Company renamed the former Leasing & Management Services reportable segment to Leasing & Fleet Management. These changes reflect the realignment of the Company’s organizational structure and reporting regularly provided to the Company’s chief operating decision maker to assess performance and allocate resources. These changes had no impact on the Company’s consolidated results of operations or financial position. Prior period segment results have been recast to reflect the Company’s new reportable segments. See Note 13 - Segment Information to the Condensed Consolidated Financial Statements for additional information on the Company’s reportable segments.

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

During the three and nine months ended May 31, 2025, the Company repurchased a total of 507 thousand shares for $21.8 million, which were repurchased under the current authorization of the share repurchase plan. There were no share repurchases during the three months ended May 31, 2024. During the nine months ended May 31, 2024, the Company repurchased a total of 38 thousand shares for $1.3 million. As of May 31, 2025, the amount remaining for repurchase under the share repurchase program was $78.2 million.

Recent Accounting Pronouncements

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures of significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application to all periods presented upon adoption. The Company has completed a preliminary assessment and does not expect the adoption of ASU 2023-07 to have a material impact on the consolidated financial statements, but will result in expanded reportable segment disclosures.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2023-09 will have on its consolidated financial statement disclosures.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of incremental income statement expense information on an annual and interim basis, primarily through enhanced disclosures of specified costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2024-03 will have on its consolidated financial statement disclosures.

Note 2 – Revenue Recognition

Contract balances

Contract assets primarily consist of work completed for railcar maintenance but not billed at the reporting date. Contract liabilities primarily consist of customer prepayments for new railcars and other management-type services, for which the Company has not yet satisfied the related performance obligations.

The contract balances are as follows:

(in millions)	Balance sheet classification	May 31, 2025	August 31, 2024	$ Change
Contract assets	Accounts receivable, net	$6.8	$6.7	$0.1
Contract assets	Inventories	$10.8	$10.8	$—
Contract liabilities (1)	Deferred revenue	$25.8	$54.6	$(28.8)

(1) Contract liabilities balance includes deferred revenue within the scope of Revenue from Contracts with Customers (Topic 606).

For the three and nine months ended May 31, 2025, the Company recognized $7.1 million and $34.0 million, respectively, of revenue that was included in Contract liabilities as of August 31, 2024.

Performance obligations

As of May 31, 2025, the Company has entered into contracts with customers for which revenue has not yet been recognized. The following table outlines estimated revenue related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(in millions)	May 31, 2025
Revenue type:
Manufacturing – Railcar sales	$1,660.1
Fleet management	$141.9
Other	$12.0

Based on current production and delivery schedules and existing contracts, approximately $1.3 billion of Manufacturing – Railcar sales are expected to be recognized through 2026 while the remaining amount is expected to be recognized in 2027 and beyond. Fleet management includes management and maintenance service contracts of which approximately $85.8 million is expected to be recognized through 2029 and the remaining amount is expected to be recognized through 2037. Other performance obligations are expected to be recognized through 2026.

Note 3 – Inventories

The following table summarizes the Company’s Inventories balance:

(in millions)	May 31, 2025	August 31, 2024
Manufacturing supplies and raw materials	$482.1	$532.6
Work-in-process	134.2	152.0
Finished goods	99.7	92.6
Excess and obsolete adjustment	(8.4)	(6.3)
	$707.6	$770.9

Note 4 – Intangibles and Other Assets, net

The following table summarizes the Company’s identifiable Intangibles and other assets, net balance:

(in millions)	May 31, 2025	August 31, 2024
Intangible assets subject to amortization:
Customer relationships	$87.5	$87.5
Accumulated amortization	(74.2)	(72.1)
Other intangibles	41.9	43.3
Accumulated amortization	(28.7)	(27.2)
	26.5	31.5
Intangible assets not subject to amortization	2.3	2.3
Prepaid and other assets	48.3	52.0
Operating lease right-of-use assets	88.8	65.1
Nonqualified savings plan investments	56.7	54.5
Debt issuance costs, net	7.7	4.8
Deferred tax assets	47.0	34.2
	$277.3	$244.4

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

As of May 31, 2025, the goodwill balance of $129.2 million is related to the Manufacturing segment and is comprised of the following:

(In millions)	May 31, 2025	August 31, 2024
Reporting Unit:
North American Manufacturing	$56.3	$56.3
Wheels & Parts	42.6	42.6
Europe Manufacturing	30.3	29.6
Total Goodwill	$129.2	$128.5

Note 6 – Revolving Notes

Senior secured credit facilities aggregated to $1.3 billion as of May 31, 2025. The Company had an aggregate of $472.3 million available to draw down under credit facilities as of May 31, 2025. This amount consists of $361.1 million available on the North American credit facility, $15.1 million on the European credit facilities and $96.0 million on the Mexican credit facilities.

Nonrecourse credit facilities

GBX Leasing – As of May 31, 2025, a $450.0 million nonrecourse warehouse credit facility existed to support the operations of GBX Leasing. Advances under this facility are secured by a pool of leased railcars and bear interest at the Secured Overnight Financing Rate (SOFR) plus 1.70%. Interest rate swap agreements cover approximately 88% of the outstanding balance to swap the floating interest rate to a fixed rate. The warehouse credit facility converts to a term loan in September 2027 and matures in September 2029.

Other credit facilities

North America – The North American credit facility was renewed in May 2025, extending the maturity date from August 2026 to May 2030. As of May 31, 2025, a $600.0 million revolving line of credit existed to provide working capital and interim financing of equipment, principally for the Company’s U.S. and Mexican operations. The North American credit facility is secured by substantially all the Company's U.S. assets not otherwise pledged as security for term loans, the warehouse credit facility, or the railcar asset-backed securities. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios. Advances under the North American credit facility bear interest at SOFR plus 1.50% plus 0.10% as a SOFR adjustment or Prime plus 0.50% depending on the type of borrowing.

Europe – As of May 31, 2025, lines of credit totaling $96.2 million, secured by certain of the Company’s European assets, were available for working capital needs of the Company’s European manufacturing operations. The European lines of credit include $34.0 million which is guaranteed by the Company. The European credit facilities have variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.10% to WIBOR plus 1.40% and Euro Interbank Offered Rate (EURIBOR) plus 1.90%. European credit facilities are regularly renewed and currently have maturities that range from July 2025 through September 2026.

Mexico – As of May 31, 2025, the Company’s Mexican railcar manufacturing operations had lines of credit totaling $166.0 million for working capital needs, $66.0 million of which the Company and its joint venture partner have each guaranteed 50%. Advances under these facilities bear interest at variable rates that range from SOFR plus 2.22% to SOFR plus 4.25%. Currently, the Mexican credit facilities have maturities that range from June 2026 through March 2027.

Revolving notes consisted of the following balances:

(in millions)	May 31, 2025	August 31, 2024
Nonrecourse credit facility balances
GBX Leasing	$231.4	$194.9
Other credit facility balances
North America	—	—
Europe	77.4	46.7
Mexico	70.0	110.0
Total Revolving notes	$378.8	$351.6

Outstanding commitments under the North American credit facility included letters of credit which totaled $3.5 million and $5.9 million as of May 31, 2025 and August 31, 2024, respectively.

Note 7 – Accounts Payable and Accrued Liabilities

(in millions)	May 31, 2025	August 31, 2024
Trade payables	$287.1	$370.7
Accrued payroll and related liabilities	158.6	170.5
Accrued liabilities and other	139.4	100.4
Operating lease liabilities	88.8	66.0
Accrued warranty	22.3	23.8
	$696.2	$731.4

Note 8 – Accrued Warranty

Accrued warranty is included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. Warranty accrual activity consisted of the following:

	Three Months Ended		Nine Months Ended
(in millions)	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Balance at beginning of period	$24.0	$23.0	$23.8	$25.6
Charged to cost of revenue, net	0.9	2.7	4.7	7.4
Payments	(3.0)	(4.2)	(6.3)	(11.9)
Currency translation effect	0.4	—	0.1	0.4
Balance at end of period	$22.3	$21.5	$22.3	$21.5

Note 9 – Notes Payable, net

(In millions)	May 31, 2025	August 31, 2024
Leasing nonrecourse term loans	$771.2	$792.1
Senior term debt	250.0	251.7
2.875% Convertible senior notes, due 2028	373.8	373.8
Other notes payable	3.3	3.3
	$1,398.3	$1,420.9
Debt discount and issuance costs	(14.4)	(16.7)
	$1,383.9	$1,404.2

Leasing nonrecourse term loans include:

•
Nonrecourse senior term debt, which is secured by a pool of leased railcars. The principal balance as of May 31, 2025 was $311.3 million.
•
Asset-backed term notes secured by a portfolio of leased railcars, which includes the term notes issued by GBX Leasing 2022-1 LLC. The principal balance as of May 31, 2025 was $459.9 million.

The senior term debt was amended in May 2025 on similar terms, extending the maturity date from August 2026 to May 2030. Senior term debt bears a floating interest rate of SOFR plus 1.50% plus 0.10% as a SOFR adjustment. Interest rate swap agreements cover approximately 72% of the principal balance to swap the floating interest rate to fixed rates. Principal payments of $3.1 million are to be paid quarterly in arrears with a balloon payment of $190.6 million due upon maturity. The principal balance as of May 31, 2025 was $250.0 million.

Note 10 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (AOCL), net of tax effect as appropriate, consisted of the following:

(in millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	AOCL
Balance, August 31, 2024	$15.2	$(47.0)	$(2.2)	$(34.0)
Other comprehensive gain before reclassifications	10.0	3.9	0.8	14.7
Amounts reclassified from AOCL	(10.3)	—	—	(10.3)
Balance, May 31, 2025	$14.9	$(43.1)	$(1.4)	$(29.6)

The amounts reclassified out of AOCL into the Condensed Consolidated Statements of Income, with financial statement caption, were as follows:

	Three Months Ended
(in millions)	May 31, 2025	May 31, 2024	Financial Statement Caption
Gain on derivative financial instruments:
Foreign exchange contracts	$(1.4)	$(1.1)	Revenue and Cost of revenue
Interest rate swap contracts	(2.9)	(4.3)	Interest and foreign exchange
	(4.3)	(5.4)
	0.9	1.2	Income tax expense
	$(3.4)	$(4.2)

	Nine Months Ended
(in millions)	May 31, 2025	May 31, 2024	Financial Statement Caption
Gain on derivative financial instruments:
Foreign exchange contracts	$(3.0)	$(2.0)	Revenue and Cost of revenue
Interest rate swap contracts	(9.9)	(12.8)	Interest and foreign exchange
	(12.9)	(14.8)
	2.6	3.1	Income tax expense
	$(10.3)	$(11.7)

Note 11 – Earnings Per Share

The shares used in the computation of basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Weighted average basic common shares outstanding	31,186	31,131	31,269	31,091
Dilutive effect of 2.875% convertible notes due 2024 (1)	N/A	N/A	N/A	461
Dilutive effect of 2.875% convertible notes due 2028 (2)	—	—	40	—
Dilutive effect of restricted stock units (3)	998	890	963	904
Weighted average diluted common shares outstanding	32,184	32,021	32,272	32,456

(1) The 2.875% Convertible notes due 2024 were retired on February 1, 2024.

(2) The dilutive effect of the 2.875% Convertible notes due 2028 was excluded for the three and nine months ended May 31, 2024 and the three months ended May 31, 2025 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive. As these notes require cash settlement for the principal, only a premium is potentially dilutive under the "if converted" method as further discussed below.

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

For the three and nine months ended May 31, 2025 and May 31, 2024, diluted EPS was calculated using the more dilutive of two methods. The first method includes the dilutive effect, using the treasury stock method, associated with restricted stock units and performance based restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved. The second method supplements the first by also including the “if converted” effect of the 2.875% Convertible notes due 2024, during the periods in which they were outstanding, and shares underlying the 2.875% Convertible notes due 2028, when there is a conversion premium. Under the “if converted” method, debt issuance and interest costs, both net of tax, associated with the convertible notes due 2024 are added back to net earnings and the share count is increased by the shares underlying the convertible notes.

	Three Months Ended		Nine Months Ended
(in millions, except number of shares which are reflected in thousands, and per share amounts)	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Net earnings attributable to Greenbrier	$60.1	$33.9	$167.3	$98.5
Weighted average basic common shares outstanding	31,186	31,131	31,269	31,091
Basic earnings per share	$1.92	$1.09	$5.35	$3.17

Net earnings attributable to Greenbrier	$60.1	$33.9	$167.3	$98.5
Add back:
Interest and debt issuance costs on the 2.875% convertible notes due 2024, net of tax	N/A	N/A	N/A	0.5
Earnings before interest and debt issuance costs on the 2.875% convertible notes due 2024	N/A	N/A	N/A	$99.0
Weighted average diluted common shares outstanding	32,184	32,021	32,272	32,456
Diluted earnings per share (1)	$1.86	$1.06	$5.18	$3.05

(1) Diluted earnings per share for the nine months ended May 31, 2024 was calculated as follows:

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

At May 31, 2025 exchange rates, notional amounts of foreign exchange contracts for the purchase of Polish Zlotys and the sale of Euros, and the purchase of Mexican Pesos and the sale of U.S. Dollars, aggregated to $141.2 million. The fair value of the contracts is included on the Condensed Consolidated Balance Sheets as Accounts payable and accrued liabilities when in a loss position, or as Accounts receivable, net when in a gain position. As the contracts mature at various dates through March 2027, any such gain or loss remaining will be recognized in Manufacturing Revenue or Cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in AOCL would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At May 31, 2025 exchange rates, approximately $1.2 million would be reclassified to Revenue and Cost of revenue in the next year.

At May 31, 2025, interest rate swap agreements maturing from August 2027 through March 2032 had notional amounts that aggregated to $694.9 million. The fair value of the contracts is included on the Condensed Consolidated Balance Sheets in Accounts payable and accrued liabilities when in a loss position, or in Accounts receivable, net when in a gain position. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from AOCL and charged or credited to interest expense. At May 31, 2025 interest rates, approximately $8.6 million would be reclassified to Interest and foreign exchange in the next year.

Fair Values of Derivative Instruments

(in millions)

	Asset Derivatives			Liability Derivatives
		May 31, 2025	August 31, 2024		May 31, 2025	August 31, 2024
	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts receivable, net	$3.2	$4.3	Accounts payable and accrued liabilities	$0.1	$0.1
Interest rate swap contracts	Accounts receivable, net	17.6	19.7	Accounts payable and accrued liabilities	0.4	1.3
		$20.8	$24.0		$0.5	$1.4

The Effect of Derivative Instruments on the Statements of Income

(in millions)

Three months ended May 31, 2025 and May 31, 2024

Derivatives in cash flow hedging relationships	Gain (loss) recognized in AOCL on derivatives three months ended		Location of gain (loss) reclassified from AOCL into income	Gain (loss) reclassified from AOCL into income three months ended		Gain recognized on derivatives (amount excluded from effectiveness testing) three months ended
	May 31, 2025	May 31, 2024		May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Foreign exchange contracts	$(1.5)	$0.9	Revenue	$1.5	$0.9	$0.8	$0.6
Foreign exchange contracts	0.2	0.3	Cost of revenue	—	0.2	—	0.2
Interest rate swap contracts	(0.8)	6.9	Interest and foreign exchange	2.8	4.3	—	—
	$(2.1)	$8.1		$4.3	$5.4	$0.8	$0.8

The following table presents the amounts in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded and the effects of the cash flow hedge activity on these line items for the three months ended May 31, 2025 and May 31, 2024:

	For the Three Months Ended
	May 31, 2025		May 31, 2024
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$842.7	$1.5	$820.2	$0.9
Cost of revenue	$691.2	$—	$696.4	$0.2
Interest and foreign exchange	$13.2	$2.8	$24.7	$4.3

The Effect of Derivative Instruments on the Statements of Income

(in millions)

Nine months ended May 31, 2025 and May 31, 2024

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives nine months ended
		May 31, 2025	May 31, 2024
Foreign exchange contracts	Interest and foreign exchange	$(0.3)	$0.2

Derivatives in cash flow hedging relationships	Gain (loss) recognized in AOCL on derivatives nine months ended		Location of gain (loss) reclassified from AOCL into income	Gain (loss) reclassified from AOCL into income nine months ended		Gain (loss) recognized on derivatives (amount excluded from effectiveness testing) nine months ended
	May 31, 2025	May 31, 2024		May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Foreign exchange contracts	$1.6	$3.8	Revenue	$3.1	$1.9	$0.2	$1.8
Foreign exchange contracts	—	0.3	Cost of revenue	(0.1)	0.1	—	0.8
Interest rate swap contracts	11.2	12.9	Interest and foreign exchange	9.9	12.8	—	—
	$12.8	$17.0		$12.9	$14.8	$0.2	$2.6

The following table presents the amounts in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded and the effects of the cash flow hedge activity on these line items for the nine months ended May 31, 2025 and May 31, 2024:

	For the Nine Months Ended
	May 31, 2025		May 31, 2024
	Total	Amount of gain (loss) on cash flow hedge activity	Total	Amount of gain (loss) on cash flow hedge activity
Revenue	$2,480.7	$3.1	$2,491.7	$1.9
Cost of revenue	$2,017.0	$(0.1)	$2,124.4	$0.1
Interest and foreign exchange	$58.3	$9.9	$72.5	$12.8

Note 13 – Segment Information

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

The information in the following tables is derived directly from the segments’ internal financial reports used for corporate management purposes.

For the three months ended May 31, 2025:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$778.2	$15.2	$793.4	$83.3	$1.5	$84.8
Leasing & Fleet Management	64.5	—	64.5	45.3	—	45.3
Eliminations	—	(15.2)	(15.2)	—	(1.5)	(1.5)
Corporate	—	—	—	(36.0)	—	(36.0)
	$842.7	$—	$842.7	$92.6	$—	$92.6

For the nine months ended May 31, 2025:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$2,298.9	$71.3	$2,370.2	$268.4	$11.2	$279.6
Leasing & Fleet Management	181.8	0.4	182.2	117.6	—	117.6
Eliminations	—	(71.7)	(71.7)	—	(11.2)	(11.2)
Corporate	—	—	—	(98.0)	—	(98.0)
	$2,480.7	$—	$2,480.7	$288.0	$—	$288.0

For the three months ended May 31, 2024:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$755.0	$75.1	$830.1	$60.1	$11.9	$72.0
Leasing & Fleet Management	65.2	0.2	65.4	40.5	—	40.5
Eliminations	—	(75.3)	(75.3)	—	(11.9)	(11.9)
Corporate	—	—	—	(28.3)	—	(28.3)
	$820.2	$—	$820.2	$72.3	$—	$72.3

For the nine months ended May 31, 2024:

	Revenue			Earnings (loss) from operations
(in millions)	External	Intersegment	Total	External	Intersegment	Total
Manufacturing	$2,325.7	$196.9	$2,522.6	$188.4	$20.3	$208.7
Leasing & Fleet Management	166.0	0.7	166.7	100.0	0.1	100.1
Eliminations	—	(197.6)	(197.6)	—	(20.4)	(20.4)
Corporate	—	—	—	(87.7)	—	(87.7)
	$2,491.7	$—	$2,491.7	$200.7	$—	$200.7

	Total assets
(in millions)	May 31, 2025	August 31, 2024
Manufacturing	$2,071.2	$2,172.4
Leasing & Fleet Management	1,858.2	1,633.6
Unallocated, including cash	423.8	448.5
	$4,353.2	$4,254.5

Reconciliation of Earnings from operations to Earnings before income tax and earnings from unconsolidated affiliates:

	Three months ended		Nine months ended
(in millions)	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Earnings from operations	$92.6	$72.3	$288.0	$200.7
Interest and foreign exchange	13.2	24.7	58.3	72.5
Earnings before income tax and earnings from unconsolidated affiliates	$79.4	$47.6	$229.7	$128.2

Note 14 – Leases

Lessor

Equipment on operating leases is reported net of accumulated depreciation of $115.7 million and $93.4 million as of May 31, 2025 and August 31, 2024, respectively. Depreciation expense was $8.9 million and $27.0 million for the three and nine months ended May 31, 2025, respectively, and $8.6 million and $24.8 million for the three and nine months ended May 31, 2024, respectively. In addition, certain railcar equipment leased-in by the Company on operating leases is subleased to customers under non-cancelable operating leases with lease terms ranging from one to approximately eleven years. Operating lease rental revenues included in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended May 31, 2025 was $35.5 million and $103.1 million, which included $6.1 million and $16.6 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements. Operating lease rental revenues included in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended May 31, 2024 was $30.4 million and $88.5 million, which included $4.5 million and $15.0 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements.

Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases at May 31, 2025, will mature as follows:

(in millions)
Remaining three months of 2025	$32.8
2026	111.7
2027	100.2
2028	81.4
2029	62.9
Thereafter	133.6
$522.6

Lessee

The Company leases railcars, real estate, and certain equipment under operating and, to a lesser extent, finance lease arrangements. As of and for the three and nine months ended May 31, 2025 and May 31, 2024, finance leases were not a material component of the Company's lease portfolio. The Company’s real estate and equipment leases have remaining lease terms ranging from less than one year to 73 years, with some including options to extend up to 8 years. The Company recognizes a lease liability and corresponding right-of-use (ROU) asset based on the present value of lease payments. To determine the present value of lease payments, as most of its leases do not provide a readily determinable implicit rate, the Company’s incremental borrowing rate is used to discount the lease payments based on information available at each lease commencement date. The Company considers its recent debt issuances as well as publicly available data for instruments with similar characteristics when estimating its incremental borrowing rate.

The components of operating lease costs were as follows:

	Three months ended		Nine months ended
(in millions)	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Operating lease expense	$5.2	$4.1	$14.5	$12.9
Short-term lease expense	1.4	2.0	4.5	4.7
Total	$6.6	$6.1	$19.0	$17.6

Aggregate minimum future amounts payable under operating leases having initial or remaining non-cancelable terms at May 31, 2025, will mature as follows:

(in millions)
Remaining three months of 2025	$4.7
2026	18.8
2027	15.7
2028	14.6
2029	12.6
Thereafter	39.1
Total lease payments	$105.5
Less: Imputed interest	(16.7)
Total lease obligations	$88.8

The table below presents additional information related to the Company’s leases:

Weighted average remaining lease term (years):
Operating leases	10.5

Weighted average discount rate:
Operating leases	4.5%

Supplemental cash flow information related to leases were as follows:

(in millions)	Nine months ended May 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13.7
ROU assets obtained in exchange for new operating lease liabilities	$33.9

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

On November 20, 2024, the Company, as part of a group of about 60 recipients, received a “Special Notice” letter (“SNL”) from the EPA. The Company timely responded by the May 30, 2025 response deadline. The EPA routinely sends SNLs when it is ready to formally start negotiations with potentially responsible parties in an effort to reach a settlement to conduct or finance the remedial action. Such letters trigger the start of an enforcement moratorium during which time the EPA agrees not to unilaterally order any potentially responsible parties to conduct the remediation. Under this process, if settlement is reached, the settlement terms will normally be set out in a consent decree that is lodged in federal court. The terms of the SNL that the Company received are settlement confidential. The EPA has publicly stated that it issued the letters now because it wants a seamless transition from the remedial-design phase to the remediation-implementation phase, that more potentially responsible parties may receive such a letter, and that the agency expects the settlement negotiations to take up to two years. Allocation participants, including the Company, are discussing remedial action consent decree terms with the EPA and the U.S. Department of Justice.

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

As of May 31, 2025, the Company had outstanding letters of credit aggregating to $3.5 million associated with performance guarantees, facility leases and workers compensation insurance.

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

Assets and liabilities measured at fair value on a recurring basis as of May 31, 2025 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$20.8	$—	$20.8	$—
Nonqualified savings plan investments	56.7	56.7	—	—
Cash equivalents	127.2	127.2	—	—
	$204.7	$183.9	$20.8	$—
Liabilities:
Derivative financial instruments	$0.5	$—	$0.5	$—

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2024 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$24.0	$—	$24.0	$—
Nonqualified savings plan investments	54.5	54.5	—	—
Cash equivalents	195.3	195.3	—	—
	$273.8	$249.8	$24.0	$—
Liabilities:
Derivative financial instruments	$1.4	$—	$1.4	$—
(1)
Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 12 - Derivative Instruments to the Condensed Consolidated Financial Statements for further discussion.

Note 17 – Related Party Transactions

The Company has a 41.9% interest in Axis, LLC (Axis), a joint venture. The Company purchased $2.0 million and $6.7 million of railcar components from Axis for the three and nine months ended May 31, 2025, respectively, and $2.1 million and $6.9 million for the three and nine months ended May 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in two reportable segments: Manufacturing and Leasing & Fleet Management. Our segments are operationally integrated. The Manufacturing segment, which primarily operates from facilities in the U.S., Mexico, Poland and Romania, produces freight railcars, tank cars, intermodal railcars, automotive railcar products, sustainable conversions, and a variety of parts for the rail industry. We also perform railcar maintenance, which includes wheel and axle servicing. The Leasing & Fleet Management segment owns approximately 16,800 railcars as of May 31, 2025. We also provide fleet management for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America.

We continue to execute on our multi-year strategy. While we believe that macroeconomic uncertainty is affecting demand across the markets in which we operate, we delivered strong results for the nine months ended May 31, 2025, which included the following:

•
Margin percentage of 18.7% which was a 4.0% improvement compared to the same period last year. The increase was primarily driven by operating efficiencies in our Manufacturing segment.
•
Net earnings attributable to Greenbrier increased $68.8 million or 69.8% compared to the same period last year. The increase was primarily attributed to higher Margin as described above.
•
Increased our owned lease fleet by 1,300 railcars, representing an 8.4% increase since August 31, 2024.
•
In May 2025, we renewed and extended our $600 million domestic revolving facility and $250 million term loan, extending the maturity date of both instruments until 2030.

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

Our railcar backlog was 18,900 units with an estimated value of $2.5 billion as of May 31, 2025, with deliveries extending into 2027 and beyond. Our backlog includes approximately $390 million of railcars intended for syndication which are supported by lease agreements with external customers and may be syndicated to third parties or held in our lease fleet depending on a variety of factors. Approximately 12% of backlog units and estimated backlog value as of May 31, 2025 was associated with our Brazilian manufacturing operations which is accounted for under the equity method.

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

As part of our continued optimization efforts of our industrial footprint, we are consolidating our European operations and are closing one of our manufacturing facilities in Romania. The closure is expected to be completed by the end of 2025.

Effective September 1, 2024, we combined our former Maintenance Services and Manufacturing segments into a single reportable segment, Manufacturing. The combined Manufacturing reportable segment reflects a comprehensive production operation that allows us to streamline production processes and resources to better serve our customers. Separately, we renamed the former Leasing & Management Services reportable segment to Leasing & Fleet Management. These changes reflect the realignment of our organizational structure and reporting regularly provided to our chief operating decision maker to assess performance and allocate resources. These changes had no impact on our consolidated results of operations or financial position. Prior period segment results have been recast to reflect our new reportable segments. See Note 13 - Segment Information to the Condensed Consolidated Financial Statements for additional information for additional information on our reportable segments.

Risks, uncertainties and other important factors described in Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2024 may have a material negative impact on our business, liquidity, results of operations and stock price. Beyond these general observations, we are unable to predict when, how, or with what magnitude these items will impact our business.

Three Months Ended May 31, 2025 Compared to the Three Months Ended May 31, 2024

Overview

Revenue, Cost of revenue, Margin and Earnings from operations presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three Months Ended
(in millions, except per share amounts)	May 31, 2025	May 31, 2024
Revenue
Manufacturing	$778.2	$755.0
Leasing & Fleet Management	64.5	65.2
	842.7	820.2
Cost of revenue
Manufacturing	672.6	672.2
Leasing & Fleet Management	18.6	24.2
	691.2	696.4
Margin
Manufacturing	105.6	82.8
Leasing & Fleet Management	45.9	41.0
	151.5	123.8
Selling and administrative expense	65.9	59.3
Net gain on disposition of equipment	(7.0)	(7.8)
Earnings from operations	92.6	72.3
Interest and foreign exchange	13.2	24.7
Earnings before income tax and earnings from unconsolidated affiliates	79.4	47.6
Income tax expense	(18.1)	(10.7)
Earnings before earnings from unconsolidated affiliates	61.3	36.9
Earnings from unconsolidated affiliates	6.2	3.7
Net earnings	67.5	40.6
Net earnings attributable to noncontrolling interest	(7.4)	(6.7)
Net earnings attributable to Greenbrier	$60.1	$33.9
Diluted earnings per common share	$1.86	$1.06

Performance for our segments is evaluated based on Earnings from operations. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Three Months Ended
(in millions)	May 31, 2025	May 31, 2024
Earnings (loss) from operations:
Manufacturing	$83.3	$60.1
Leasing & Fleet Management	45.3	40.5
Corporate	(36.0)	(28.3)
	$92.6	$72.3

Consolidated Results

	Three Months Ended
(in millions)	May 31, 2025	May 31, 2024	Increase (Decrease)	% Change
Revenue	$842.7	$820.2	$22.5	2.7%
Cost of revenue	$691.2	$696.4	$(5.2)	(0.7%)
Margin (%)	18.0%	15.1%	2.9%	*
Net earnings attributable to Greenbrier	$60.1	$33.9	$26.2	77.3%

* Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our reportable segments, which have various selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our financial results.

Revenue increased 2.7% for the three months ended May 31, 2025 as compared to the three months ended May 31, 2024 primarily due to a 4.0% increase in railcar deliveries.

Cost of revenue decreased 0.7% for the three months ended May 31, 2025 as compared to the three months ended May 31, 2024 primarily due to fewer sales of railcars which we had purchased from third parties with the intent to resell during the three months ended May 31, 2025.

Margin percentage increased 2.9% for the three months ended May 31, 2025 compared to the three months ended May 31, 2024 primarily due to operating efficiencies within our Manufacturing segment.

Net earnings attributable to Greenbrier increased $26.2 million for the three months ended May 31, 2025 as compared to the three months ended May 31, 2024 primarily due to:

•
$27.7 million increase in Margin primarily due to a 4.0% increase in railcar deliveries and operating efficiencies within our Manufacturing segment during the three months ended May 31, 2025. In addition, a $7.0 million increase in rents associated with a larger fleet and improved lease rates in addition to higher syndication activity in our Leasing & Fleet Management segment during the three months ended May 31, 2025.
•
$11.5 million decrease in Interest and foreign exchange expense primarily attributed to the change in the Mexican Peso's and Brazilian Real's foreign exchange rates relative to the U.S. Dollar and higher interest income during the three months ended May 31, 2025.

This was partially offset by the following:

•
$7.4 million increase in Income tax expense due to higher pre-tax earnings during the three months ended May 31, 2025.

Manufacturing Segment

	Three Months Ended
(In millions, except railcar deliveries)	May 31, 2025	May 31, 2024	Increase (Decrease)	% Change
Revenue	$778.2	$755.0	$23.2	3.1%
Cost of revenue	$672.6	$672.2	$0.4	0.1%
Margin (%)	13.6%	11.0%	2.6%	*
Earnings from operations ($)	$83.3	$60.1	$23.2	38.6%
Earnings from operations (%)	10.7%	8.0%	2.7%	*
Deliveries	5,200	5,000	200	4.0%

* Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of railcar products, components and the conversion of existing or in-service railcars. Manufacturing also generates revenue by providing railcar maintenance services.

Manufacturing Revenue increased $23.2 million or 3.1% for the three months ended May 31, 2025 compared to the three months ended May 31, 2024 primarily due to a 4.0% increase in railcar deliveries.

Manufacturing Cost of revenue increased $0.4 million or 0.1% for the three months ended May 31, 2025 compared to the three months ended May 31, 2024. The increase was primarily attributed to a 4.0% increase in railcar deliveries partially offset by operating efficiencies during the three months ended May 31, 2025.

Manufacturing Margin percentage increased 2.6% for the three months ended May 31, 2025 compared to the three months ended May 31, 2024. The increase was primarily attributed to operating efficiencies during the three months ended May 31, 2025.

Manufacturing Earnings from operations increased $23.2 million for the three months ended May 31, 2025 compared to the three months ended May 31, 2024. The increase was primarily attributed to a 4.0% increase in railcar deliveries and operating efficiencies during the three months ended May 31, 2025.

Leasing & Fleet Management Segment

	Three Months Ended
(in millions)	May 31, 2025	May 31, 2024	Increase (Decrease)	% Change
Revenue	$64.5	$65.2	$(0.7)	(1.1%)
Cost of revenue	$18.6	$24.2	$(5.6)	(23.1%)
Margin (%)	71.2%	62.9%	8.3%	*
Earnings from operations ($)	$45.3	$40.5	$4.8	11.9%
Earnings from operations (%)	70.2%	62.1%	8.1%	*

* Not meaningful

The Leasing & Fleet Management segment generates revenue from leasing railcars from our lease fleet, providing various fleet management, syndication activity associated with leases attached to new railcar sales, interim rent on leased railcars for syndication and the sale of railcars purchased from third parties with the intent to resell.

Leasing & Fleet Management Revenue decreased $0.7 million or 1.1% for the three months ended May 31, 2025 compared to the three months ended May 31, 2024. The decrease was primarily attributed to an $8.9 million decrease in the sale of railcars which we had purchased from third parties with the intent to resell during the three months ended May 31, 2025. This was partially offset by a $7.0 million increase in rents associated with growth of the fleet and improved lease rates in addition to higher syndication activity during the three months ended May 31, 2025.

Leasing & Fleet Management Cost of revenue decreased $5.6 million or 23.1% for the three months ended May 31, 2025 compared to the three months ended May 31, 2024. The decrease was primarily due to fewer sales of railcars which we had purchased from third parties with the intent to resell during the three months ended May 31, 2025.

Leasing & Fleet Management Margin percentage increased 8.3% for the three months ended May 31, 2025 compared to the three months ended May 31, 2024. The increase was primarily attributed to fewer sales of railcars that we purchased from third parties, which have lower margin percentages, improved lease rates and higher syndication activity during the three months ended May 31, 2025.

Leasing & Fleet Management Earnings from operations increased $4.8 million for the three months ended May 31, 2025 compared to the three months ended May 31, 2024. The increase was primarily attributed to higher rents associated with a larger fleet and improved lease rates in addition to higher syndication activity for the three months ended May 31, 2025.

Selling and Administrative Expense

	Three Months Ended
(in millions)	May 31, 2025	May 31, 2024	Increase (Decrease)	% Change
Selling and administrative expense	$65.9	$59.3	$6.6	11.1%

Selling and administrative expense was $65.9 million for the three months ended May 31, 2025 compared to $59.3 million for the prior comparable period. The $6.6 million increase was primarily attributed to higher employee-related costs for the three months ended May 31, 2025.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment typically includes the sale of assets from our lease fleet (Equipment on operating leases, net) and disposition of property, plant and equipment. Assets are periodically sold in the normal course of business in order to optimize our lease fleet and to manage risk and liquidity.

Net gain on disposition of equipment was $7.0 million for the three months ended May 31, 2025 compared to $7.8 million for the prior comparable period. The decrease in Net gain on disposition of equipment was primarily attributed to lower sales of assets from our lease fleet during the three months ended May 31, 2025.

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

	Three Months Ended
(in millions)	May 31, 2025	May 31, 2024	Increase (Decrease)
Interest and foreign exchange:
Interest and other expense, net	$18.7	$23.4	$(4.7)
Foreign exchange (gain) loss, net	(5.5)	1.3	(6.8)
	$13.2	$24.7	$(11.5)

The $11.5 million decrease in Interest and foreign exchange expense for the three months ended May 31, 2025 compared to the three months ended May 31, 2024 was primarily attributed to the change in the Mexican Peso's and Brazilian Real's foreign exchange rates relative to the U.S. Dollar and higher interest income during the three months ended May 31, 2025.

Income Tax

For the three months ended May 31, 2025, we had Income tax expense of $18.1 million on pre-tax income of $79.4 million for an effective tax rate of 22.8%. The effective tax rate benefited from net favorable discrete items related to our foreign subsidiaries.

For the three months ended May 31, 2024, we had Income tax expense of $10.7 million on pre-tax income of $47.6 million for an effective tax rate of 22.5%. The effective tax rate benefited from net favorable discrete items related to our foreign subsidiaries and U.S. tax credits.

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

Earnings from unconsolidated affiliates were $6.2 million and $3.7 million for the three months ended May 31, 2025 and May 31, 2024, respectively. The increase was primarily related to $2.3 million in higher earnings at our Brazil operations for the three months ended May 31, 2025.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $7.4 million for the three months ended May 31, 2025 compared to $6.7 million for the three months ended May 31, 2024. Net earnings attributable to noncontrolling interest primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations. The $0.7 million change from the prior year was primarily a result of an increase in earnings due to higher railcar deliveries at our Mexican railcar manufacturing joint venture.

Nine Months Ended May 31, 2025 Compared to the Nine Months Ended May 31, 2024

Overview

Revenue, Cost of revenue, Margin and Earnings from operations presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Nine Months Ended
(in millions, except per share amounts)	May 31, 2025	May 31, 2024
Revenue
Manufacturing	$2,298.9	$2,325.7
Leasing & Fleet Management	181.8	166.0
	2,480.7	2,491.7
Cost of revenue
Manufacturing	1,958.4	2,070.1
Leasing & Fleet Management	58.6	54.3
	2,017.0	2,124.4
Margin
Manufacturing	340.5	255.6
Leasing & Fleet Management	123.2	111.7
	463.7	367.3
Selling and administrative expense	192.5	179.2
Net gain on disposition of equipment	(16.8)	(12.6)
Earnings from operations	288.0	200.7
Interest and foreign exchange	58.3	72.5
Earnings before income tax and earnings from unconsolidated affiliates	229.7	128.2
Income tax expense	(71.5)	(30.0)
Earnings before earnings from unconsolidated affiliates	158.2	98.2
Earnings from unconsolidated affiliates	14.6	9.2
Net earnings	172.8	107.4
Net earnings attributable to noncontrolling interest	(5.5)	(8.9)
Net earnings attributable to Greenbrier	$167.3	$98.5
Diluted earnings per common share	$5.18	$3.05

Performance for our segments is evaluated based on Earnings from operations. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Nine Months Ended
(in millions)	May 31, 2025	May 31, 2024
Earnings (loss) from operations:
Manufacturing	$268.4	$188.4
Leasing & Fleet Management	117.6	100.0
Corporate	(98.0)	(87.7)
	$288.0	$200.7

Consolidated Results

	Nine Months Ended
(in millions)	May 31, 2025	May 31, 2024	Increase (Decrease)	% Change
Revenue	$2,480.7	$2,491.7	$(11.0)	(0.4%)
Cost of revenue	$2,017.0	$2,124.4	$(107.4)	(5.1%)
Margin (%)	18.7%	14.7%	4.0%	*
Net earnings attributable to Greenbrier	$167.3	$98.5	$68.8	69.8%

* Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our reportable segments, which have various selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our financial results.

Revenue decreased 0.4% for the nine months ended May 31, 2025 as compared to the nine months ended May 31, 2024 primarily due to a $26.6 million reduction in railcar maintenance services revenue due to lower volumes in addition to a change in railcar manufacturing product mix. This was partially offset by a 2.6% increase in railcar deliveries and a $15.8 million increase in Revenue in our Leasing & Fleet Management segment primarily attributed to higher rents associated with a larger fleet and improved lease rates during the nine months ended May 31, 2025.

Cost of revenue decreased 5.1% for the nine months ended May 31, 2025 as compared to the nine months ended May 31, 2024 primarily due to operating efficiencies within our Manufacturing segment and a decrease in railcar maintenance service volumes.

Margin percentage increased 4.0% for the nine months ended May 31, 2025 compared to the nine months ended May 31, 2024 primarily due to operating efficiencies within our Manufacturing segment.

Net earnings attributable to Greenbrier increased $68.8 million for the nine months ended May 31, 2025 as compared to the nine months ended May 31, 2024 primarily due to:

•
$96.4 million increase in Margin primarily due to operating efficiencies within our Manufacturing segment for the nine months ended May 31, 2025.
•
$14.2 million decrease in Interest and foreign exchange expense primarily attributed to higher interest income and a $4.2 million increase in foreign exchange gain primarily due to the change in the Mexican Peso's foreign exchange rate relative to the U.S. Dollar during the nine months ended May 31, 2025.

This was partially offset by the following:

•
$41.5 million increase in Income tax expense due to higher pre-tax earnings and net unfavorable discrete items related to our foreign subsidiaries.

Manufacturing Segment

	Nine Months Ended
(In millions, except railcar deliveries)	May 31, 2025	May 31, 2024	Increase (Decrease)	% Change
Revenue	$2,298.9	$2,325.7	$(26.8)	(1.2%)
Cost of revenue	$1,958.4	$2,070.1	$(111.7)	(5.4%)
Margin (%)	14.8%	11.0%	3.8%	*
Earnings from operations ($)	$268.4	$188.4	$80.0	42.5%
Earnings from operations (%)	11.7%	8.1%	3.6%	*
Deliveries	15,900	15,500	400	2.6%

* Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of railcar products, components and the conversion of existing or in-service railcars. Manufacturing also generates revenue by providing railcar maintenance services.

Manufacturing Revenue decreased $26.8 million or 1.2% for the nine months ended May 31, 2025 compared to the nine months ended May 31, 2024 primarily from a $26.7 million reduction in railcar maintenance services revenue due to lower volumes in addition to a change in railcar manufacturing product mix. These were partially offset by a 2.6% increase in railcar deliveries for the nine months ended May 31, 2025.

Manufacturing Cost of revenue decreased $111.7 million or 5.4% for the nine months ended May 31, 2025 compared to the nine months ended May 31, 2024. The decrease was primarily attributed to operating efficiencies and a decrease in railcar maintenance service volumes during the nine months ended May 31, 2025. These were partially offset by a 2.6% increase in railcar deliveries.

Manufacturing Margin percentage increased 3.8% for the nine months ended May 31, 2025 compared to the nine months ended May 31, 2024. The increase was primarily attributed to operating efficiencies during the nine months ended May 31, 2025.

Manufacturing Earnings from operations increased $80.0 million for the nine months ended May 31, 2025 compared to the nine months ended May 31, 2024. The increase was primarily attributed to operating efficiencies and a 2.6% increase in railcar deliveries during the nine months ended May 31, 2025.

Leasing & Fleet Management Segment

	Nine Months Ended
(in millions)	May 31, 2025	May 31, 2024	Increase (Decrease)	% Change
Revenue	$181.8	$166.0	$15.8	9.5%
Cost of revenue	$58.6	$54.3	$4.3	7.9%
Margin (%)	67.8%	67.3%	0.5%	*
Earnings from operations ($)	$117.6	$100.0	$17.6	17.6%
Earnings from operations (%)	64.7%	60.2%	4.5%	*

* Not meaningful

The Leasing & Fleet Management segment generates revenue from leasing railcars from our lease fleet, providing various fleet management, syndication activity associated with leases attached to new railcar sales, interim rent on leased railcars for syndication and the sale of railcars purchased from third parties with the intent to resell.

Leasing & Fleet Management Revenue increased $15.8 million or 9.5% for the nine months ended May 31, 2025 compared to the nine months ended May 31, 2024. The increase was primarily attributed to an increase of $21.3 million in rents associated with growth of the fleet and improved lease rates. This was partially offset by a $2.1 million decrease in the sale of railcars which we had purchased from third parties with the intent to resell during the nine months ended May 31, 2025.

Leasing & Fleet Management Cost of revenue increased $4.3 million or 7.9% for the nine months ended May 31, 2025 compared to the nine months ended May 31, 2024. The increase was primarily due to higher costs from a larger fleet during the nine months ended May 31, 2025. This was partially offset by a decrease in the volume of railcars sold that we purchased from third parties during the nine months ended May 31, 2025.

Leasing & Fleet Management Margin percentage increased 0.5% for the nine months ended May 31, 2025 compared to the nine months ended May 31, 2024. The increase was primarily attributed to improved lease rates and fewer sales of railcars that we purchased from third parties, which have lower margin percentages, during the nine months ended May 31, 2025.

Leasing & Fleet Management Earnings from operations increased $17.6 million for the nine months ended May 31, 2025 compared to the nine months ended May 31, 2024. The increase was primarily attributed to higher rents associated with a larger fleet and improved lease rates in addition to a $3.2 million increase in net gain on disposition of equipment from higher sales of assets from our lease fleet for the nine months ended May 31, 2025.

Selling and Administrative Expense

	Nine Months Ended
(in millions)	May 31, 2025	May 31, 2024	Increase (Decrease)	% Change
Selling and administrative expense	$192.5	$179.2	$13.3	7.4%

Selling and administrative expense was $192.5 million for the nine months ended May 31, 2025 compared to $179.2 million for the prior comparable period. The $13.3 million increase was primarily attributed to higher employee-related costs for the nine months ended May 31, 2025.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment typically includes the sale of assets from our lease fleet (Equipment on operating leases, net) and disposition of property, plant and equipment. Assets are periodically sold in the normal course of business in order to optimize our lease fleet and to manage risk and liquidity.

Net gain on disposition of equipment was $16.8 million for the nine months ended May 31, 2025 compared to $12.6 million for the prior comparable period. The increase in Net gain on disposition of equipment was primarily attributed to higher sales of assets from our lease fleet during the nine months ended May 31, 2025.

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

	Nine Months Ended
(in millions)	May 31, 2025	May 31, 2024	Increase (Decrease)
Interest and foreign exchange:
Interest and other expense, net	$59.2	$69.2	$(10.0)
Foreign exchange (gain) loss, net	(0.9)	3.3	(4.2)
	$58.3	$72.5	$(14.2)

The $14.2 million decrease in Interest and foreign exchange expense for the nine months ended May 31, 2025 compared to the nine months ended May 31, 2024 was attributed to higher interest income and a $4.2 million increase in foreign exchange gain primarily due to the change in the Mexican Peso's foreign exchange rate relative to the U.S. Dollar during the nine months ended May 31, 2025.

Income Tax

For the nine months ended May 31, 2025, we had Income tax expense of $71.5 million on pre-tax income of $229.7 million for an effective tax rate of 31.1%. The effective tax rate was impacted by net unfavorable discrete items related to our foreign subsidiaries.

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

During the nine months ended May 31, 2025, we became subject to minimum tax legislation in Europe modeled after the Organization for Economic Co-operation and Development (OECD) Global Anti-Base Erosion Model Rules (Pillar Two). At this time, we do not expect Pillar Two to have a material impact on our Consolidated Financial Statements and will continue to monitor our potential exposure as the U.S. and Mexico work to enact similar legislation that aligns with the OECD framework.

Earnings From Unconsolidated Affiliates

Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil. We record the results from these unconsolidated affiliates on an after-tax basis.

Earnings from unconsolidated affiliates were $14.6 million and $9.2 million for the nine months ended May 31, 2025 and May 31, 2024, respectively. The increase was primarily related to $4.4 million in higher earnings at our Brazil operations for the nine months ended May 31, 2025.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $5.5 million for the nine months ended May 31, 2025 compared to $8.9 million for the nine months ended May 31, 2024. Net earnings attributable to noncontrolling interest primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations. The $3.4 million change from the prior year was primarily a result of a decrease in earnings due to lower railcar deliveries at our Mexican railcar manufacturing joint venture.

Liquidity and Capital Resources

	Nine Months Ended
(in millions)	May 31, 2025	May 31, 2024
Net cash provided by operating activities	$167.7	$138.4
Net cash used in investing activities	(127.5)	(254.3)
Net cash provided by (used in) financing activities	(69.4)	106.1
Effect of exchange rate changes	2.6	(1.1)
Decrease in Cash and cash equivalents and Restricted cash	$(26.6)	$(10.9)

We continue to be financed through cash generated from operations and borrowings. At May 31, 2025 Cash and cash equivalents and Restricted cash were $342.0 million, a decrease of $26.6 million from $368.6 million at August 31, 2024.

Cash Flows From Operating Activities

The $29.3 million increase in Net cash provided by operating activities for the nine months ended May 31, 2025 compared to the nine months ended May 31, 2024 was primarily due to a $65.4 million increase in Net earnings, a $41.8 million change in Deferred income taxes due to utilizing accelerated depreciation methods (including bonus depreciation) and a $16.5 million net change in working capital accounts, primarily Accounts payable and accrued liabilities and Deferred revenue associated with the timing of railcar deliveries. This was partially offset by a $103.7 million change in Leased railcars for syndication due to timing of syndication activity.

Cash Flows From Investing Activities

Net cash used in investing activities primarily related to capital expenditures net of proceeds from sale of assets. The $126.8 million decrease in cash used in investing activities for the nine months ended May 31, 2025 was primarily attributable to a $115.6 million decrease in Capital expenditures and a $7.5 million increase in Proceeds from the sale of assets compared to the nine months ended May 31, 2024.

	Nine Months Ended
(in millions)	May 31, 2025	May 31, 2024
Capital expenditures:
Leasing & Fleet Management	$(101.3)	$(241.1)
Manufacturing	(107.8)	(83.6)
Total capital expenditures (gross)	$(209.1)	$(324.7)
Proceeds from sales of assets	75.4	67.9
Total capital expenditures (net of proceeds)	$(133.7)	$(256.8)

Capital expenditures primarily relate to additions to our lease fleet and on-going investments in the safety, productivity and improvements of our facilities. Proceeds from the sale of assets primarily relate to sales of railcars from our lease fleet within Leasing & Fleet Management. Assets from our lease fleet are periodically sold in the normal course of business to accommodate customer demand and to manage risk and liquidity. Proceeds from sales of assets are expected to be approximately $75 million for 2025.

Gross capital expenditures for 2025 are expected to be approximately $230 million for Leasing & Fleet Management and approximately $145 million for Manufacturing, which includes the change in capital expenditures accrued in Accounts payable and accrued liabilities. Capital expenditures for 2025 primarily relate to additions to our lease fleet reflecting our leasing strategy and continued investments into the safety and productivity of our facilities.

Cash Flows From Financing Activities

The $175.5 million change in Net cash provided by (used in) financing activities for the nine months ended May 31, 2025 compared to the nine months ended May 31, 2024 was primarily attributed to $124.3 million in lower proceeds from the issuance of notes payable, net of repayments, a $23.8 million decrease in net proceeds from revolving notes and a $20.5 million increase in the repurchase of stock during the nine months ended May 31, 2025.

The senior term debt was amended in May 2025 on similar terms, extending the maturity date from August 2026 to May 2030. Principal payments of $3.1 million are to be paid quarterly in arrears with a balloon payment of $190.6 million due upon maturity. The principal balance as of May 31, 2025 was $250.0 million.

During the nine months ended May 31, 2024 we issued $178.5 million of asset backed securities and used proceeds to pay down $139.9 million of our GBX Leasing warehouse facility. We also drew $65.1 million on the GBX Leasing warehouse facility to grow the lease fleet.

Dividend and Share Repurchase Program

A quarterly dividend of $0.32 per share was declared on June 26, 2025.

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

During the nine months ended May 31, 2025, we repurchased a total of 507 thousand shares for $21.8 million. During the nine months ended May 31, 2024, we repurchased a total of 38 thousand shares for $1.3 million. As of May 31, 2025, the amount remaining for repurchase under the share repurchase program was $78.2 million.

Cash, Borrowing Availability and Credit Facilities

As of May 31, 2025, we had $296.8 million in Cash and cash equivalents and $472.3 million in available borrowings. The available balance to draw under committed credit facilities includes $361.1 million on the North American credit facility, $96.0 million on the Mexican credit facilities and $15.1 million on the European credit facilities.

Senior secured credit facilities aggregated to $1.3 billion as of May 31, 2025 which consisted of the following components:

Nonrecourse Credit Facilities

GBX Leasing – As of May 31, 2025, a $450.0 million nonrecourse warehouse credit facility existed to support the operations of GBX Leasing. Advances under this facility are secured by a pool of leased railcars and bear interest at the Secured Overnight Financing Rate (SOFR) plus 1.70%. Interest rate swap agreements cover approximately 88% of the outstanding balance to swap the floating interest rate to a fixed rate. The warehouse credit facility converts to a term loan in September 2027 and matures in September 2029.

Other Credit Facilities

North America – The North American credit facility was renewed in May 2025, extending the maturity date from August 2026 to May 2030. As of May 31, 2025, a $600.0 million revolving line of credit existed to provide working capital and interim financing of equipment, principally for our U.S. and Mexican operations. The North American credit facility is secured by substantially all our U.S. assets not otherwise pledged as security for term loans, the warehouse credit facility, or the railcar asset-backed securities. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios. Advances under the

North American credit facility bear interest at SOFR plus 1.50% plus 0.10% as a SOFR adjustment or Prime plus 0.50% depending on the type of borrowing.

Europe – As of May 31, 2025, lines of credit totaling $96.2 million, secured by certain of our European assets, were available for working capital needs of our European manufacturing operations. The European lines of credit include $34.0 million which is guaranteed by us. The European credit facilities have variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.10% to WIBOR plus 1.40% and Euro Interbank Offered Rate (EURIBOR) plus 1.90%. European credit facilities are regularly renewed and currently have maturities that range from July 2025 through September 2026.

Mexico – As of May 31, 2025, our Mexican railcar manufacturing operations had lines of credit totaling $166.0 million for working capital needs, $66.0 million of which the Company and its joint venture partner have each guaranteed 50%. Advances under these facilities bear interest at variable rates that range from SOFR plus 2.22% to SOFR plus 4.25%. Currently, the Mexican credit facilities have maturities that range from June 2026 through March 2027.

Credit facility balances:

(in millions)	May 31, 2025	August 31, 2024
Nonrecourse credit facility balances
GBX Leasing	$231.4	$194.9
Other credit facility balances
North America	—	—
Europe	77.4	46.7
Mexico	70.0	110.0
Total Revolving notes	$378.8	$351.6

Outstanding commitments under the North American credit facility included letters of credit which totaled $3.5 million and $5.9 million as of May 31, 2025 and August 31, 2024, respectively.

Other Information

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into financing leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of May 31, 2025, we were in compliance with all such restrictive covenants.

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

To mitigate the exposure to changes in interest rates, we have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $694.9 million of variable rate debt to fixed rate debt as of May 31, 2025.

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

Goodwill - We evaluate goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amounts of our reporting units exceed their fair value. We test goodwill for impairment by either performing a qualitative or quantitative assessment. When we perform a qualitative assessment, we analyze macroeconomic and industry conditions, financial performance, and cost estimates associated with a particular reporting unit. This assessment requires subjectivity based on cumulative information available at the assessment date. If a qualitative assessment indicates it is more likely than not that the carrying value of a reporting unit exceeds its respective fair value, a quantitative assessment is performed. We performed a qualitative assessment for our annual goodwill impairment test during the third quarter of 2025 and determined that it was more likely than not that the fair values of all reporting units with goodwill exceeded their carrying values; therefore, we concluded that goodwill was not impaired. For further information, see Note 5 - Goodwill to the Condensed Consolidated Financial Statements.

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

Judgments used in determining if a liability is estimable are subjective and based on known facts and our historic experience. If further developments in or resolution of an environmental matter result in facts and circumstances that differ from those assumptions used to develop these reserves, the accrual for environmental remediation could be materially misstated. Due to the uncertain nature of environmental matters, there can be no assurance that we will not become involved in future litigation or other proceedings or, if we were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to us. For further information regarding our environmental costs, see Note 15 - Commitments and Contingencies to the Condensed Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign exchange contracts to protect revenue or margin on a portion of forecasted foreign currency sales and expenses. At May 31, 2025 exchange rates, notional amounts of foreign exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $141.2 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact that a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At May 31, 2025, net assets of foreign subsidiaries aggregated to $166.2 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $16.6 million, or 1.1% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $694.9 million of variable rate debt to fixed rate debt. Notwithstanding these interest rate swap agreements, we are still exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At May 31, 2025, 86% of our outstanding debt had fixed rates and 14% had variable rates. At May 31, 2025, a uniform increase by 10% in variable interest rates would result in approximately $1.0 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 15 - Commitment and Contingencies to the Condensed Consolidated Financial Statements, Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2024. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended August 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. On January 8, 2025, the Board of Directors authorized the extension of the existing share repurchase program from January 31, 2025 to January 31, 2027 and renewed the amount remaining for repurchase to $100.0 million. The amount remaining for purchase was $78.2 million as of May 31, 2025. Share repurchases under this program during the three months ended May 31, 2025 were as follows:

(in millions, except number of shares which are reflected in thousands, and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2025 - March 31, 2025	—	—	—	$100.0
April 1, 2025 - April 30, 2025	390,208	$41.89	390,208	$83.7
May 1, 2025 - May 31, 2025	116,612	$46.33	116,612	$78.2
	506,820		506,820

Item 5. Other Information

Trading Plan Arrangements

During the three months ended May 31, 2025, no officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

(a)
List of Exhibits:

10.1

Fifth Amendment to the Fourth Amended and Restated Credit Agreement, Guarantor Joinder and Amendment to Certain Collateral Documents, dated as of August 27, 2021, by and among The Greenbrier Companies, Inc., the guarantors and lenders party thereto, and Bank of America, N.A., as Administrative Agent.

10.2*

Amendment No. 1 to Transition and Consulting Agreement between The Greenbrier Companies, Inc. and Adrian J. Downes, effective as of April 1, 2025, is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on April 8, 2025.

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

THE GREENBRIER COMPANIES, INC.

Date:	July 2, 2025	By:	/s/ Michael J. Donfris
Michael J. Donfris
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)